Form 10-K
period 2013-12-31
SOUTHERN COPPER CORP/
filed 2014-02-27
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

At January 31, 2014, there were of record  833,549,550 shares of common stock, par value $0.01 per share, outstanding.

The aggregate market value of the shares of common stock (based upon the closing price at June 30, 2013 as reported on the New York Stock Exchange - Composite Transactions) of Southern Copper Corporation held by non-affiliates was approximately $4,312.3 million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement for 2014 Annual Meeting of Stockholders

Part IV:	Exhibit Index is on Page 163 through 165

Southern Copper Corporation (“SCC”)

PART I.

ITEM 1. BUSINESS

THE COMPANY

Southern Copper Corporation (“SCC”, “Southern Copper” or the “Company”) is one of the largest integrated copper producers in the world.  We produce copper, molybdenum, zinc and silver.  All of our mining, smelting and refining facilities are located in Peru and Mexico and we conduct exploration activities in those countries and in Argentina, Chile and Ecuador.  See Item 2 “Properties - Review of Operations” for maps of our principal mines, smelting facilities and refineries.  Our operations make us one of the largest mining companies in Peru and Mexico.  We believe we have the largest copper reserves in the world.  We were incorporated in Delaware in 1952 and have conducted copper mining operations since 1960.  Since 1996, our common stock has been listed on both the New York and Lima Stock Exchanges.

Our Peruvian copper operations involve mining, milling and flotation of copper ore to produce copper concentrates and molybdenum concentrates; the smelting of copper concentrates to produce anode copper; and the refining of anode copper to produce copper cathodes.  As part of this production process, we also produce significant amounts of molybdenum concentrate and refined silver.  Additionally, we produce refined copper using SX-EW technology.  We operate the Toquepala and Cuajone mines high in the Andes Mountains, approximately 860 kilometers southeast of the city of Lima, Peru.  We also operate a smelter and refinery west of the Toquepala and Cuajone mines in the coastal city of Ilo, Peru.

Our Mexican operations are conducted through our subsidiary, Minera Mexico S.A. de C.V. (“Minera Mexico”), which we acquired in 2005.  Minera Mexico engages primarily in the mining and processing of copper, molybdenum, zinc, silver, gold and lead.  Minera Mexico operates through subsidiaries that are grouped into three separate units.  Mexicana de Cobre S.A. de C.V. (together with its subsidiaries, the “La Caridad unit”) operates La Caridad, an open-pit copper mine, a copper ore concentrator, a SX-EW plant, a smelter, refinery and a rod plant.  Since July 2011, Operadora de Minas e Instalaciones Mineras S.A de C.V. ( the “Buenavista unit”) operates Buenavista, formerly named Cananea, an open-pit copper mine, which is located at the site of one of the world’s largest copper ore deposits, a copper concentrator and two SX-EW plants.  The Buenavista mine was operated from December 11, 2010 to July 2011 by Buenavista del Cobre S.A. de C.V.  Industrial Minera Mexico, S.A. de C.V. (together with its subsidiaries, the “IMMSA unit”) operates five underground mines that produce zinc, lead, copper, silver and gold, a coal mine and a zinc refinery.

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

The sales prices for our products are largely determined by market forces outside of our control.  Our management, therefore, focuses on cost control and production enhancement to remain profitable.  We endeavor to achieve these goals through capital spending programs, exploration efforts and cost reduction programs.  Our focus is to remain profitable during periods of low copper prices and on maximizing results in periods of high copper prices.  For additional information on the sale prices of the metals we produce, please see “Metal Prices” in this Item 1.

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

ORGANIZATIONAL STRUCTURE

The following chart describes our organizational structure, starting with our controlling stockholders, as of December 31, 2013.  For clarity of presentation, the chart identifies only our main subsidiaries and eliminates intermediate holding companies.

We are a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”).  Through its wholly-owned subsidiaries, Grupo Mexico as of December 31, 2013 owned 82.3% of our capital stock.  Grupo Mexico’s principal business is to act as a holding company for shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and railway and other related services.

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

In 2008, our Board of Directors authorized a $500 million share repurchase program. On July 28, 2011, our Board of Directors authorized an increase of the share repurchase program to $1 billion and on October 17, 2013, our Board of Directors authorized an additional increase to $2 billion. Pursuant to this program, through December 31, 2013 we have purchased 57.2 million shares of our common stock at a cost of $1,159.5 million. These shares are available for general corporate purposes.  We may purchase additional shares from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

REPUBLIC OF PERU AND MEXICO

Our revenues are derived primarily from our operations in Peru and Mexico.  Risks related to our operations in both countries include those associated with economic and political conditions, the effects of currency fluctuations and inflation, the effects of government regulations and the geographic concentration of our operations.

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

Our Internet address is www.southerncoppercorp.com.  Commencing with the Form 8-K dated March 14, 2003, we have made available free of charge on this internet address our annual, quarterly and current reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.  Our website also includes the Company’s Corporate Governance guidelines and the charters of our principal Board Committees.  However, the information found on our website is not part of this or any other report.

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

Additional business information follows:

COPPER BUSINESS

Copper is the world’s third most widely used metal, after iron and aluminum, and an important component in the world’s infrastructure.  Copper has unique chemical and physical properties, including high ductility, malleability, and thermal and electrical conductivity, and resistance to corrosion that has made it a superior material for use in electrical and electronic products, including power transmission and generation, which accounts for about three quarters of its global copper use, telecommunications, building construction, transportation and industrial machinery.  Copper is also an important metal in non-electrical applications such as plumbing and roofing and, when alloyed with zinc to form brass, in many industrial and consumer applications.

Copper is an internationally traded commodity with prices principally determined by the major metal exchanges, the Commodities Exchange, or “COMEX”, in New York and the London Metal Exchange or “LME.”  Copper is usually found in nature in association with sulfur.  Pure copper metal is generally produced from a multistage process, beginning with the mining and concentrating of low-grade ores containing copper sulfide minerals, and followed by smelting and electrolytic refining to produce a pure copper cathode.  An increasing share of copper is produced from acid leaching of oxidized ores.  Copper is one of the oldest metals ever used and has been one of the most important materials in the development of civilization.

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

Inter-segment sales are based on arm’s-length prices at the time of sale.  These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost.  Added to the segment information is information regarding the Company’s sales.  The segments identified by the Company are:

1.              Peruvian operations, which include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities that service both mines.  Sales of its products are recorded as revenue of our Peruvian mines.  The Peruvian operations produce copper, with production of by-products of molybdenum, silver and other material.

2.              Mexican open-pit operations, which include the La Caridad and Buenavista mine complexes and the smelting and refining plants and support facilities that service both mines.  Sales of its products are recorded as revenue of our Mexican mines.  The Mexican open-pit operations produce copper, with production of by-products of molybdenum, silver and other material.

3.              Mexican underground mining operations, which include five underground mines that produce zinc, copper, silver and gold, a coal mine that produces coal and coke, and a zinc refinery.  This group is identified as the IMMSA unit and sales of its products are recorded as revenue of the IMMSA unit.

Financial information is regularly prepared for each of the three segments and the results are reported to the Senior Management Officers on a segment basis.  The Senior Management Officers focus on operating income and on total assets as measures of performance to evaluate different segments and to make decisions to allocate resources to the reported segments.  These are common measures in the mining industry.

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

EXPLORATION ACTIVITIES

We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico, Argentina, Ecuador and Chile.  We also conduct exploration in the areas of our current mining operations.  We invested $51.0 million in exploration programs in 2013, $47.9 million in 2012 and $37.5 million in 2011 and we expect to spend approximately $67.8 million in exploration programs in 2014.

Currently, we have direct control of 93,972 and 160,454 hectares of exploration concessions in Peru and in Mexico, respectively.  We also currently hold 100,383 hectares, 35,958 hectares and 2,544 hectares of exploration concessions in Argentina, Chile and Ecuador, respectively.

Peru

Los Chancas.  This property, located in the department of Apurimac in southern Peru, is a copper and molybdenum porphyry deposit. At the end of 2013, we were in the final stages of completing a feasibility study for this property and expect to initiate an environmental impact assessment study in 2014. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton and 181 million tons of mineralized leachable material with a total copper content of 0.357%.

Other Peruvian Prospects. In 2013, after the evaluation of the 2012 drilling program results at El Penon, we decided not to pursue this project.   Also, in 2013 we concluded an exploration program of 7,246 meters of diamond drilling around our current operating areas.

For 2014, we plan to continue, and further develop a diamond drilling program of 25,000 meters at several other Peruvian mineralized zones, including the Lagarto project, which is located in the north of the Lima region where we are exploring for a copper porphyry system. We also plan to continue with the regional exploration program at several different metallogenic zones of Peru.

Mexico

In addition to exploratory drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico.  The following are some of the more significant exploration projects:

Buenavista-Zinc.  The Buenavista-Zinc site is located in the state of Sonora, Mexico and forms part of the Buenavista ore body.  Drilling and metallurgical studies have shown that the zinc-copper deposit contains approximately 36 million tons of mineralized material containing 29 grams of silver per ton, 0.69% copper and 3.3% zinc.  A “scoping level” study indicates that Buenavista-Zinc may be an economic deposit.  In 2011, 11,956 meters of diamond drilling were executed to confirm grade and acquire geotechnical information.  In 2012, the Buenavista-Zinc mine plan was integrated with the overall mine plan of the Buenavista pit. The metallurgical testing was completed early in 2013 indicating some recovery problems with oxidized zinc. During 2013, we drilled 15,128 additional meters to locate the oxidized zinc for new modelling and metallurgical testing. We expect to receive the results of the new model early in 2014 and to proceed with metallurgical testing.

The Chalchihuites.  The Chalchihuites site is located in the state of Zacatecas.  It is a replacement deposit with mixed oxides and sulfides of lead, copper, zinc and silver. In the late 1990s, a drilling program defined 16 million tons of mineralized material containing 95 grams of silver per ton and lead content of 0.36%, copper content of 0.69% and zinc content of 3.08%.  Preliminary metallurgical testing indicates that a leaching precipitating-flotation recovery process can be applied to this ore.  In 2009, we started a prefeasibility study, which we expect to complete early in 2014.  In 2010 and 2011, we added several claims and performed a 9,386 meter drilling program that indicated at least seven million tons of mineralized material containing 97.9 grams of silver per ton, 0.41% lead, 0.52% copper and 2.53% zinc. In 2013, we continued with the process to obtain all permits and the land acquisition required for the project. In 2014, we plan to perform additional drilling to confirm the metallurgical results of the prefeasibility study and to drill three water wells to supply the water requirements of the project.

Sierra de Lobos.  This project is located southwest of the city of Leon, Guanajuato.  Drilling in 2008 confirmed the presence of copper and zinc mineralization, but an economic deposit has not yet been identified.  The project was on hold between 2010 and 2011 due to the changes in our investment program priorities.  In 2012, we obtained all required permits and started drilling activities. In 2013, we drilled 3,945 meters. Although we identified some mineralized ore bodies, they were not continuous. In 2014 we will analyze the results and decide the future of the project.

Chile

Catanave.  Located in northern Chile (Arica), Catanave belongs to a mineralized epithermal system of gold and silver.  In 2010, the environmental impact study was approved. Between 2011 and 2013 diamond drilling programs were completed. Currently we are evaluating the results of the drilling programs to decide the future of the project.

Santa Marta and San Benito.  In 2013, after completing our diamond drilling program at these prospects, we decided not to pursue further work on the properties.

El Salado. A copper-gold prospect located in the Atacama region, northern Chile is being explored for copper and molybdenum porphyry.  In 2013, we completed a conceptual engineering study of the project, which identified mineralization restricted to veins and irregular bodies. In 2013, we started a diamond drilling program of 22,000 meters focused on classifying the existing mineral. A further diamond drilling program of 15,000 meters is planned for 2014 defining the mineralized structures of the Diego de Almeida zone.

Resguardo de la Costa. A copper-gold prospect located in northern Chile (Atacama area).  This prospect continues on hold, pending further evaluation.

Other Chilean Prospects.   For 2014, we plan to continue with a regional exploration program focused on locating systems, mainly of porphyritic of copper and molybdenum. We plan to explore mainly in the Atacama metallogenetic strip, and the El Salado region where the Amor prospect, which has evidence of copper oxides and sulfurs and gold, is located.

Ecuador

In 2011, we started exploration activities in Ecuador.

Chaucha:  the Ruta del Cobre (“Copper Road”) project is located south of Guayaquil. The mineralization is characteristic of a copper-molybdenum porphyry system. In 2013, we obtained all the permits required for the evaluation of the deposit. In 2014, we plan to conduct a diamond drilling program of 20,000 meters.

Argentina

In 2011, we started exploration activities in Argentina.  During 2012, we carried out exploration mainly at the Cochicos project, located in the Province of Neuquen, where we expect to locate mineralization for an epithermal gold and silver system. During 2013, we performed geological exploration in the Salta, San Juan and Neuquen provinces where we expect to locate copper porphyry with precious metals epithermal systems.   For 2014 we plan to start a diamond drilling exploration program of 10,000 meters at the Cerro Sementa project, located in the Salta Province, where we expect to locate porphyry copper and molybdenum mineralization.  We also plan to continue with the regional exploration at Piuqenes and La Voluntad located in the San Juan and Neuquen provinces, respectively, where we expect to locate porphyry copper and molybdenum mineralization.

PRINCIPAL PRODUCTS AND MARKETS

Copper is primarily used in the building and construction industries, electrical and electronic products and, to a lesser extent, industrial machinery and equipment, consumer products and in the automotive and transportation industries.  Molybdenum is used to toughen alloy steels and soften tungsten alloy and is also used in fertilizers, dyes, enamels and reagents.  Silver is used for photographic, electrical and electronic products and, to a lesser extent, brazing alloys and solder, jewelry, coinage, silverware and catalysts.  Zinc is primarily used as a coating on iron and steel to protect against corrosion.  It is also used to make die cast parts, in the manufacturing of batteries and in the form of sheets for architectural purposes.

Our marketing strategy and annual sales planning emphasize developing and maintaining long-term customer relationships, and thus acquiring annual or other long-term contracts for the sale of our products is a high priority.  Approximately 80% of our metal production for years 2013, 2012 and 2011, was sold under annual or longer-term contracts.  Sales prices are determined based on prevailing commodity prices for the quotation period according to the terms of the contract.

We focus on the ultimate end-user customers as opposed to selling on the spot market or to trading companies.  In addition, we devote significant marketing effort to diversifying our sales both by region and by customer base.  We also strive to provide superior customer service, including timely deliveries of our products.  Our ability to consistently fulfill customer demand is supported by our substantial production capacity.

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

The table below shows the high, low and average COMEX and LME per pound copper prices during the last 15 years:

	Copper (COMEX)			Copper (LME)
Year	High	Low	Average	High	Low	Average
1999	0.85	0.61	0.72	0.84	0.61	0.71
2000	0.93	0.74	0.84	0.91	0.73	0.82
2001	0.87	0.60	0.73	0.83	0.60	0.72
2002	0.78	0.65	0.72	0.77	0.64	0.71
2003	1.04	0.71	0.81	1.05	0.70	0.81
2004	1.54	1.06	1.29	1.49	1.06	1.30
2005	2.28	1.40	1.68	2.11	1.39	1.67
2006	4.08	2.13	3.10	3.99	2.06	3.05
2007	3.75	2.40	3.23	3.77	2.37	3.23
2008	4.08	1.25	3.13	4.08	1.26	3.16
2009	3.33	1.38	2.35	3.33	1.38	2.34
2010	4.44	2.76	3.43	4.42	2.76	3.42
2011	4.62	3.05	4.01	4.60	3.08	4.00
2012	3.97	3.28	3.61	3.93	3.29	3.61

2013-1st Q	3.78	3.40	3.60	3.74	3.42	3.60
2013-2nd Q	3.44	3.03	3.25	3.42	3.01	3.24
2013-3rd Q	3.36	3.04	3.23	3.33	3.05	3.21
2013-4th Q	3.47	3.15	3.28	3.35	3.15	3.24
2013	3.78	3.03	3.34	3.74	3.01	3.32

The per pound COMEX copper price during the last 5, 10 and 15 year periods averaged $3.35, $2.92 and $2.20 respectively.  The per pound LME copper price during the last 5, 10 and 15 year periods averaged $3.34, $2.91 and $2.19, respectively.

The table below shows the high, low and average per-pound, except silver, which is per ounce, market prices for our three principal by-products during the last 15 years:

	Silver (COMEX)			Molybdenum (Dealer Oxide Platt’s Metals Week)			Zinc(LME)
Year	High	Low	Average	High	Low	Average	High	Low	Average
1999	5.76	4.87	5.22	2.80	2.52	2.66	0.56	0.41	0.49
2000	5.55	4.56	4.97	2.92	2.19	2.56	0.58	0.46	0.51
2001	4.81	4.03	4.36	2.58	2.19	2.35	0.48	0.33	0.40
2002	5.11	4.22	4.60	7.90	2.43	3.76	0.38	0.33	0.35
2003	5.98	4.35	4.89	7.60	3.28	5.29	0.46	0.34	0.38
2004	8.21	5.51	6.68	32.38	7.35	16.20	0.58	0.43	0.48
2005	9.00	6.43	7.32	39.25	25.00	31.99	0.87	0.53	0.63
2006	14.85	8.82	11.54	28.20	21.00	24.75	2.10	0.87	1.49
2007	15.50	11.47	13.39	33.75	24.50	30.19	1.93	1.00	1.47
2008	20.69	8.80	14.97	33.88	8.75	28.42	1.28	0.47	0.85
2009	19.30	10.42	14.67	18.00	7.83	10.91	1.17	0.48	0.75
2010	30.91	14.82	20.18	18.60	11.75	15.60	1.14	0.72	0.98
2011	48.58	26.81	35.18	17.88	12.70	15.33	1.15	0.79	0.99
2012	37.14	26.25	31.19	14.80	10.90	12.62	0.99	0.80	0.88

2013-1st Q	32.41	28.29	30.03	11.95	10.70	11.28	0.99	0.84	0.92
2013-2nd Q	27.91	18.53	23.10	11.20	10.28	10.80	0.87	0.81	0.83
2013-3rd Q	24.65	18.73	21.39	10.18	9.12	9.36	0.89	0.81	0.84
2013-4th Q	22.95	19.01	20.77	9.88	9.33	9.60	0.96	0.83	0.87
2013	32.41	18.53	23.82	11.95	9.12	10.26	0.99	0.81	0.87

The per pound LME zinc price during the last 5, 10 and 15 year periods averaged $0.89, $0.94 and $0.77, respectively.  The per ounce COMEX silver price during the last 5, 10 and 15 year periods averaged $25.01, $17.89 and $13.53, respectively.  The per pound Platt’s Metals Week Dealer Oxide molybdenum price during the last 5, 10 and 15 year periods averaged $12.94, $19.63 and $14.19, respectively.

COMPETITIVE CONDITIONS

Competition in the copper market is primarily on a price and service basis, with price being the most important consideration when supplies of copper are ample.  Our products compete with other materials, including aluminum and plastics.  For additional information, see “Item 1A Risk Factors — The copper mining industry is highly competitive.”

LABOR FORCE

As of December 31, 2013, we had 12,665 employees, approximately 70.6% of whom are unionized and represented by ten different labor unions. In recent years we have experienced a positive labor environment in our operations in Mexico and Peru, which is allowing us to increase productivity as well as helping us to achieve the goals of our capital expansion program.

Peru

Approximately 65.3% of our 4,430 Peruvian employees were unionized at December 31, 2013, represented by seven separate unions.  Three of these unions, one at each major production area, represent the majority of our workers. Also, there are four smaller unions, representing the balance of workers.  In the first quarter of 2013, we signed three-year collective bargaining agreements with all the unions. The agreements included, among other things, annual salary increases of 6.5%, 5% and 5% for each of the three years.

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

Mexico

Approximately 73.8% of our 8,182 Mexican employees were unionized at December 31, 2013, represented by three separate unions.  Under Mexican law, the terms of employment for unionized workers is set forth in collective bargaining agreements.  Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years.  We conduct negotiations separately at each mining complex and each processing plant.

In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as our workers, opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (National Union of Mine and Metal Workers and Similar Activities of the Mexican Republic or the “National Mining Union”) the union formerly led by Napoleon Gomez Urrutia, to other less politicized unions.  We believe that this change creates a more positive labor environment and will benefit both the Company and workers and allow us to increase our productivity and develop our capital expansion programs.

Our Taxco and San Martin mines in Mexico have been on strike since July 2007. For a discussion of labor matters reference is made to the information contained under the caption “Labor matters” in Note 13 “Commitments and Contingencies” of the consolidated financial statements

Employees of La Caridad and Buenavista units reside in townsites at Nacozari and Cananea, where we have built approximately 2,000 houses and apartments and 275 houses and apartments, respectively.  Most of the employees of the IMMSA unit reside on the grounds of the mining or processing complexes in which they work and where we have built approximately 900 houses and apartments.  Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees.  Our townsites and housing complexes include educational and, in some units, medical facilities, churches, social clubs, shopping centers, banking and other services.  Through 2007, the Buenavista unit (at that time Cananea) provided health care services free of charge to employees and retired unionized employees and their families through its own hospital at the Buenavista unit.  In 2011, the Company signed an agreement with the Secretary of Health of the State of Sonora to continue providing these services to its retired workers and their families.  The new workers of Buenavista del Cobre will receive health services from the Mexican Institute of Social Security as is the case for all Mexican workers.

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

Energy is the principal cost in mining, therefore the concern for its conservation and efficient usage is very important.  We have energy management committees at most of our mines.  The committees meet periodically to discuss consumption and to develop measures directed at saving energy.  Also, alternative sources are being analyzed at the corporate level, both from traditional and renewable energy sources.  This has helped us to develop a culture of energy conservation directed at the sustainability of our operations.

Peru

Fuel: In Peru, we obtain fuel primarily from a local producer.  The Company believes that adequate supplies of fuel are available in Peru.

Electricity: In Peru, electric power for our operating facilities is generated by two thermal electric plants owned and operated by Enersur S.A., an independent power company (“Enersur”), a diesel and waste heat boilers plant located adjacent to the Ilo smelter and a coal plant located south of Ilo.  Power generation capacity for Peruvian operations is currently 344 megawatts.  Enersur constructed and placed in service three new power units by the end of June 2013, with a total capacity of 564 megawatt, which is providing additional power reserves in the south of Peru.  Enersur is planning to build another 500 megawatt plant in the same area, which is expected to be completed by March 2017.

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

Water: We have water rights or licenses for up to 1,950 liters per second from well fields at the Huaitire, Vizcachas and Titijones aquifers and also surface water from the Suches lake and two small water courses, Quebrada Honda and Quebrada Tacalaya.  We believe these water resources are sufficient to supply the needs of our operating units at Toquepala and Cuajone.  At Ilo, we have desalinization plants that produce water for industrial and domestic use that we believe are sufficient for our current and projected needs.

Mexico

Fuel: In Mexico, fuel is purchased directly from Petroleos Mexicanos, (“PEMEX”), the state oil monopoly.

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

Natural gas is used for metallurgical processes, to power furnaces, converters, casting wheels, boilers and electric generators.  Diesel oil is a backup for all these uses. We use diesel oil for mining equipment at our operations.

Electricity: Electricity is used as the main energy source at our mining complexes. We purchase electricity from the Comision Federal de Electricidad, the Federal Electricity Commission, (“CFE”), the state’s electrical power producer.  In addition, we recover some energy from waste heat boilers at the La Caridad smelter.  Accordingly, a significant portion of our operating costs in Mexico are dependent upon the pricing policies of CFE, as well as PEMEX, which reflect government policy, as well as international market prices for crude oil, natural gas and conditions in the refinery markets.

Mexico Generadora de Energia S. de R. L., (“MGE”), an indirect subsidiary of Grupo Mexico, has completed the construction of one of the two power plants designed to supply power to some of the Company’s Mexican operations.  It is expected that MGE will supply approximately 12% of its power output to third party energy users.  These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts.  In December 2012, we signed a power supply agreement with MGE, whereby MGE will supply us with power through 2032.  The first plant was completed in June 2013 and is supplying us power since December 2013. The second plant is expected to be completed by the end of the second quarter of 2014.

Water: In Mexico, water is deemed a public property and industries not connected to a public service water supply must obtain a water concession from Comision Nacional del Agua (the “National Water Commission,” or “CNA”).  Water usage fees are established in the Ley Federal de Derechos (the Federal Law of Rights), which distinguishes several availability zones with different fees per unit of volume according to each zone, with the exception of Mexicana de Cobre.  All of our operations have one or several water concessions and pump out the required water from wells.  Mexicana de Cobre pumps water from the La

Angostura dam, which is close to the mine and plants.  At our Buenavista facility, we maintain our own wells and pay the CNA for water usage.  Water conservation committees have been established in each plant in order to conserve and recycle water.  Water usage fees are updated on a yearly basis and have been increasing in recent years.  In December 2013, Federal law pertaining to water rights was amended to change the method used to determine water usage fees for underground and surface water effective January 1, 2014. In 2014, we expect that the increase in usage fees will have an after tax cost of approximately $20 million.

ENVIRONMENTAL MATTERS

For a discussion of environmental matters reference is made to the information contained under the caption “Environmental matters” in Note 13 “Commitments and Contingencies” of the consolidated financial statements.

MINING RIGHTS AND CONCESSIONS

Peru

We have 179,520 hectares in concessions from the Peruvian government for our exploration, exploitation, extraction and/or production operations, distributed among our various sites as follows:

	Toquepala	Cuajone	Ilo	Other	Total
	(hectares)
Plants	300	456	421	—	1,177
Operations	22,549	22,155	4,609	35,058	84,371
Exploration	—	—	—	93,972	93,972
Total	22,849	22,611	5,030	129,030	179,520

We believe that our Peruvian concessions are in full force and in effect under applicable Peruvian laws and that we are in compliance with all material terms and requirements applicable to these concessions.  The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions.  Fees paid during 2013, 2012 and 2011, were approximately $1.2 million, $1.3 million and $1.2 million, respectively.  We have two types of mining concessions in Peru: metallic and non-metallic concessions.

In September 2011, the Peruvian Congress approved an amendment to the mining royalty charge.  The new mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12%, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%.  Under the prior law the royalty was based on sales and calculated on the value of concentrates.  In 2013, 2012 and 2011, we made provisions of $34.8 million, $51.0 million and $71.8 million, respectively, for this charge.

At the same time the Peruvian Congress amended the mining royalty charge, it enacted a new tax for the mining industry.  This tax is also based on operating income and its rates range from 2% to 8.4%.  For additional information see Note 7 “Income Taxes” to the consolidated financial statements.

Mexico

In Mexico we have approximately 535,932 hectares in concessions from the Mexican government for our exploration and exploitation activities as outlined on the table below.

	IMMSA	La Caridad	Buenavista	Projects	Total
	(hectares)
Mine concessions	187,700	104,999	82,779	160,454	535,932

We believe that our Mexican concessions are in full force and in effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions.  Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore or mine mineral reserves.  Mining concessions have a 50-year term that can be renewed for another 50 years.  Holding fees for mining concessions can be from $0.4 to $9.5 per hectare depending on the beginning date of the mining concession.  Fees paid during 2013, 2012 and 2011 were approximately $5.6 million, $4.5 million and $3.5 million, respectively.  In addition, all of our operating units in Mexico have water concessions that are in full force and effect.  Although ownership is not required in order to explore or mine a concession, we generally own the land related to our Mexican concessions.  We also own all of the processing facilities of our Mexican operations and the land on which they are constructed.

In December 2013, the Mexican government enacted a new law which, among other things, established a mining royalty charge of 7.5% on taxable EBITDA and an additional royalty charge of 0.5% on net sales value of gold, silver and platinum.  These charges are effective January 2014 and are deductible for income tax purposes.

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

The table below provides the sales value of our products as a percentage of our total net sales value.

	Year Ended December 31,
Product	2013	2012	2011
Copper	78.2%	77.0%	76.7%
Molybdenum	6.6%	6.8%	8.0%
Silver	6.6%	7.4%	7.2%
Zinc	3.4%	2.9%	3.1%
Other by-products	5.2%	5.9%	5.0%

See also historical average price of our products on Item 1 Business caption “Metals prices.”

We cannot predict whether metals prices will rise or fall in the future.  Future declines in metals prices and, in particular, copper will have an adverse impact on our results of operations and financial condition.  In very adverse market conditions, we might, consider curtailing or modifying certain of our mining and processing operations.

Changes in the level of demand for our products could adversely affect our product sales.

Our revenue is dependent on the level of industrial and consumer demand for the concentrates and refined and semi-refined metal products we sell.  Changes in technology, industrial processes and consumer habits may affect the level of demand to the extent that changes increase or decrease the need for our metal products.  A change in demand, including any change resulting from economic slow-downs or recessions, could impact our results of operations and financial condition.

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

The business of mining, smelting and refining copper, zinc and other metals is subject to a number of risks and hazards, including industrial accidents, labor disputes, unusual or unexpected geological conditions, changes in the regulatory environment, environmental hazards, weather and other natural phenomena, such as, seismic activity.  Such occurrences could result in damage to, or destruction of, mining operations resulting in monetary losses and possible legal liability.  In particular, surface and underground mining and related processing activities present inherent risks of injury to personnel and damage to equipment.  We maintain insurance against many of these and other risks, which in certain circumstances may not provide adequate coverage.  Insurance against certain risks, including certain liabilities for environmental damage or hazards as a result of exploration and production, is not generally available to us or other companies within the mining industry.  Nevertheless recent environmental legal initiatives have considered future regulations regarding environmental damage insurance.  In case such regulations come into force, we will have to analyze the need to obtain such insurance.  We do not have, and do not intend to obtain, political risk insurance.  These or other uninsured events may adversely affect our financial condition and the results of operations.

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

The mining industry has experienced significant consolidation in recent years, including consolidation among some of our main competitors, as a result an increased percentage of copper production is from companies that also produce other products and may, consequently, be more diversified than we are.  We cannot assure you that the result of current or future consolidation in the industry will not adversely affect us.

Potential changes to international trade agreements, trade concessions or other political and economic arrangements may benefit copper producers operating in countries other than Peru and Mexico, where our mining operations are currently located.  We cannot assure you that we will be able to compete on the basis of price or other factors with companies that may benefit from future favorable trading or other arrangements.

Interruptions of energy supply or increases in energy costs and other production costs may adversely affect our results of operations.

We require substantial amounts of fuel oil, electricity and other resources for our operations.  Fuel, gas and power costs constituted approximately 34.7% and 34.8% of our total production cost in 2013 and 2012, respectively.  We rely upon third parties for our supply of the energy resources consumed in our operations.  The prices for and availability of energy resources may be subject to change or curtailment, respectively, due to, among other things, new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, worldwide price levels and market conditions.  Disruptions in energy supply or increases in costs of energy resources or increases of other production costs could have a material adverse effect on our financial condition and results of operations.

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

We are subject to the risks arising from adverse changes in domestic and global economic and political conditions.  Our industry is cyclical by nature and fluctuates with economic cycles.

Weakness in the global economy can be marked by, among other adverse factors, lower levels of consumer and corporate confidence, decreased business investment, lower consumer spending, increased unemployment, reduced income and asset values in many areas, currency volatility and limited availability of credit and access to capital.

Concerns over weaknesses in the global economy may prompt our customers to slow down or reduce the purchase of our products.  We may experience longer sales cycles, difficulty in collecting sales proceeds, and lower prices for our products.  A change in the demand of our products could impact our results of operations and financial condition.  We cannot provide any assurance that any of these events will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing, and our results of operations and financial condition.

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

We regularly monitor occupational health and safety performance and compliance through programs, reports and activities at our operations.  Accidents are reported to Mexican and Peruvian authorities as required.  In 2013, we did not have fatalities in Peru or in Mexico.  In 2012, we had three fatalities in Mexico, three contractor employees and three fatalities in Peru, two Company employees and one contractor employee.  The amounts paid to the Mexican and Peruvian authorities for reportable accidents did not have a material impact on our results.  Under Mexican and Peruvian law penalties and fines for safety violations are generally monetary, but in certain cases may lead to the temporary or permanent shutdown of the affected facility or the suspension or revocation of permits or licenses.  In 2013 and 2012, we were not subject to material penalties or sanctions and we did not experience any shutdowns of our work areas.  Also, violation of security and safety laws and regulations in our Peruvian operations can be considered a crime, with a sentence of up to 10 years of prison.

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

The principal legislation applicable to our Mexican operations is the Federal General Law of Ecological Balance and Environmental Protection (the “General Law”), which is enforced by the Federal Bureau of Environmental Protection. Article 180 of this Law was amended in 2011. This amendment eases the ability for an individual or entity to contest administrative acts, including environmental authorizations, permits or concessions. As a result, more legal actions supported or sponsored by non-governmental groups, interested in halting projects, and not necessarily in protecting the rights of affected communities may be filed against us. Additionally, amendments to the Civil Federal Procedures Code and the enforcement of the Environmental Liability Federal Law may result in more litigation, including suspension of the activities alleged to cause harm and/or economic fines.

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

In 2012, we decided to recognize an estimated asset retirement obligation for our mining properties in Mexico as part of our environmental commitment.  Even though, there is currently no enacted law, statute, ordinance, or written or oral contract requiring us to carry out mine closure and environmental remediation activities, we believe that a constructive obligation presently exists based on, among other things, our remediation experience from the closure of the San Luis Potosi smelter in 2010.  Moreover, our Mexican operations are also subject to the environmental agreement entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement.  This agreement, as well as new international treaties regarding human rights, contains environmental provisions and initiatives.  We believe our operations are in material compliance with all environmental laws and regulations within the areas we operate.

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

Our Peruvian operations are affected by environmental regulations which establish stringent air quality standards. The Peruvian environmental agency has designated three atmospheric basins that require further attention to comply with these air quality standards.  The Ilo basin is one of these three areas.  We expect to join the local government and other stakeholders in the Ilo basin to develop the action plan and evaluate alternatives and their feasibility in order to achieve these new air quality standards.

Additionally, in 2013, the Peruvian government enacted new soil environmental quality standards applicable to any existing facility or project that generates or could generate risk of soil contamination in its area of operation or influence. The rule applies to any existing facility or project and requires the company to report a soil testing analysis. We are waiting the complementary regulations to determine the impact of this rule.

The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic location of our facilities.  These may include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperatures.  These effects may adversely impact the cost, production and financial performance of our operations.

The development of more stringent environmental protection programs in Peru and Mexico and in relevant trade agreements could impose constraints and additional costs on our operations requiring us to make significant capital expenditures in the future.  We cannot assure you that current or future legislative, regulatory or trade developments will not have an adverse effect on our business, properties, operating results, financial condition or prospects.

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

Development projects have no operating history upon which we can base estimates of proven and probable ore reserves and estimates of future cash operating costs.  Estimates are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques, and feasibility studies that derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the mineral from the ore, comparable facility and equipment operating costs, anticipated climatic conditions and other factors.  As a result, actual cash operating costs and economic returns based upon development of proven and probable ore reserves may differ significantly from those originally estimated.  Moreover, significant decreases in actual or expected prices may mean reserves, once found, will be uneconomical to produce.

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

In the last several years we have experienced a number of strikes or other labor disruptions that have had an adverse impact on our operations and operating results.  As of December 31, 2013, unions represented approximately 70.6% of our workforce.  Currently, we have labor agreements in effect for our Mexican and Peruvian operations.

Our Taxco and San Martin mines in Mexico, have been on strike since July 2007.  It is expected that operations at these mines will remain suspended until these labor issues are resolved.

We cannot assure you when these strikes will be settled, or that in the future we will not experience strikes or other labor related work stoppages that could have a material adverse effect on our financial condition and results of operations.

Our new mining or metal production projects may be subject to additional costs due to community actions and other factors.

In recent years worldwide mining activity has been pressured by neighboring communities for financial commitments to fund social benefit programs and infrastructure improvements.  Our projects in Peru are not exempt from these pressures. Our Tia Maria mine and Toquepala expansion projects in Peru have been delayed as we are trying to resolve difference with community groups.  Please see further details in Note 13 “Commitment and Contingencies - Other contingencies”.

It appears that it is becoming a part of the Peruvian mining environment, that in order to obtain acceptance from local communities for projects in their localities, demands for substantial investments in community infrastructure and upgrades must be met in order to proceed with the mining projects.

We are confident that we will continue with the Tia Maria mine and the Toquepala expansion projects.  However, we cannot assure you that we will not continue to incur additional costs for community infrastructure and upgrades in order to obtain the approval of current or future mining projects.

We are controlled by Grupo Mexico, which exercises control over our affairs and policies and whose interests may be different from yours.

At December 31, 2013, Grupo Mexico owned indirectly 82.3% of our capital stock.  Certain of our and Minera Mexico’s officers and directors are also directors and/or officers of Grupo Mexico and/or of its affiliates.  We cannot assure you that the interests of Grupo Mexico will not conflict with our minority stockholders.

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

International Risks

We are a company with substantial assets located outside of the United States. We conduct production operations in Peru and Mexico and exploration activities in these countries as well as in Chile, Argentina and Ecuador. Accordingly, in addition to the usual risks associated with conducting business in foreign countries, our business may be adversely affected by political, economic and social uncertainties in each of these countries.  Such risks include possible expropriation or nationalization of property, confiscatory taxes or royalties, possible foreign exchange controls, changes in the national policy toward foreign investors, extreme environmental standards, etc.

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

Under the laws of Peru and Mexico, mineral resources belong to the state and government concessions are required in both countries to explore for or exploit mineral reserves.  In Peru, our mineral rights derive from concessions from MINEM for our exploration, exploitation, extraction and/or production operations.  In Mexico, our mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to Mexican mining law and regulations thereunder.

Mining concessions in both Peru and Mexico may be terminated if the obligations of the concessioner are not satisfied.  In Peru, we are obligated to pay certain fees for our mining concession.  In Mexico, we are obligated, among other things, to explore or exploit the relevant concession, to pay any relevant fees, to comply with all environmental and safety standards, to provide information to the Ministry of Economy and to allow inspections by the Ministry of Economy.  Any termination or unfavorable modification of the terms of one or more of our concessions, or failure to obtain renewals of such concessions subject to renewal or extensions, could have a material adverse effect on our financial condition and prospects.

Peruvian economic and political conditions may have an adverse impact on our business.

A significant part of our operations are conducted in Peru.  Accordingly, our business, financial condition or results of operations could be affected by changes in economic or other policies of the Peruvian government or other political, regulatory or economic developments in the country.  During the past several decades, Peru has had a succession of regimes with differing policies and programs.  Past governments have frequently intervened in the nation’s economy and social structure.  Among other actions, past governments have imposed controls on prices, exchange rates and local and foreign investments, as well as limitations on imports, have restricted the ability of companies to dismiss employees and have prohibited the remittance of profits to foreign investors.

In more recent years Peru has had political and social stability.  The Peruvian government’s economic policies reduced inflation and the Peruvian economy has experienced significant growth.  On October 5, 2014 Peru will hold regional and mayor elections and, in 2016, a new presidential election. Peruvian law prohibits the immediate reelection of the current president.

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

The Mexican economy is highly sensitive to economic developments in the United States, mainly because of its high level of exports to the United States market.  The recent global financial crisis and the subsequent downturn in the United States economy caused real gross domestic product in Mexico to decrease 6.6% in 2009.  Mexico’s policy measures in response to the crisis and its prior economic performance have helped the economy begin a recovery.  Gross domestic product grew by 1.3% and 3.8% in 2013 and 2012, respectively, and the Bank of Mexico expects a growth between 3% and 4% in 2014. Other risks in Mexico are increases in taxes on the mining sector and higher royalties as was just enacted in December 2013.  As has occurred in other metal producing countries, the mining industry may be perceived as a source of additional fiscal revenue.

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

Although the U.S. dollar is our functional currency and our revenues are primarily denominated in U.S. dollars, due to the countries we operate, portions of our operating costs are denominated in Peruvian nuevos soles. Accordingly, when inflation or deflation in Peru is not offset by a change in the exchange rate of the Nuevo sol, our financial position, results of operations, cash flows and the market price of our common stock, could be affected.

Over the past several years, Peru has experienced one of its best economic periods.  Inflation in 2013, 2012 and 2011 was 2.9%, 2.6% and 4.8%, respectively. The value of the nuevo sol has devaluated against the U.S. dollar 9.6% in 2013 and appreciated against the U.S. dollar, 5.4% in 2012 and 4.0% in 2011.  Although the Peruvian government’s economic policy reduced inflation and the economy has experienced significant growth in recent years, we cannot assure you that inflation will not increase from its current level or that such growth will continue in the future at similar rates or at all.  Additionally a global financial economic crisis, could negatively affect the Peruvian economy.

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

Although all of our Mexican operations’ sales of metals are priced and invoiced in U.S. dollars, a substantial portion of its costs are denominated in pesos.  Accordingly, when inflation in Mexico increases without a corresponding depreciation of the peso the net income generated by our Mexican operations is adversely affected.  The annual inflation rate in Mexico was 4.0% in 2013, 3.6% in 2012 and 3.8% in 2011.  The Bank of Mexico has publicly announced a target of 3.8% inflation for 2014.

At the same time, the peso has been subject in the past to significant volatility, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future.  The value of the peso to the U.S. dollar decreased by 0.5% in 2013, increased by 6.9% in 2012, and decreased by 13.1% in 2011.

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

EXTRACTION, SMELTING AND REFINING PROCESSES

Our operations include open-pit and underground mining, concentrating, copper smelting, copper refining, copper rod production, solvent extraction/electrowinning (SX-EW), zinc refining, sulfuric acid production, molybdenum concentrate production and silver and gold refining.  The extraction and production process are summarized below.

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

COPPER SMELTING

Copper concentrates are transported to a smelter, where they are smelted using a furnace, converter and anode furnace to produce either blister copper (which is in the form of cakes with air pockets) or copper anodes (which are cleaned of air pockets).  At the smelter, the concentrates are mixed with flux (a chemical substance intentionally included for high temperature processing) and then sent to reverberatory furnaces producing copper matte and slag (a mixture of iron and other impurities).  Copper matte contains approximately 65% copper.  Copper matte is then sent to the converters, where the material is oxidized in two steps: (i) the iron sulfides in the matte are oxidized with silica, producing slag that is returned to the reverberatory furnaces, and (ii) the copper contained in the matte sulfides is then oxidized to produce copper that, after casting, is called blister copper, containing approximately 98% to 99% copper, or anodes, containing approximately 99.7% copper.  Most of the blister and anode production is sent to the refinery and the remainder is sold to customers.

COPPER REFINING

Anodes are suspended in tanks with a solution containing water, sulfuric acid and copper sulfate.  A weak electrical current is passed through the anodes and chemical solution and the dissolved copper is deposited on very thin starting sheets to produce copper cathodes containing approximately 99.99% copper.  During this process, silver, gold and other metals (for example, palladium, platinum and selenium), along with other impurities, settle on the bottom of the tank (anodic muds).  This anodic mud is processed at a precious metal plant where selenium, silver and gold are recovered.

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

SOLVENT EXTRACTION/ELECTROWINNING (SX-EW)

A complementary processing method is the leaching and SX-EW process.  During the SX-EW process, low-grade sulfides ore with a copper grade and copper oxides are leached with sulfuric acid to allow copper content recovery.  The acid and copper solution is then agitated with a solvent that contains chemical additives that attract copper ions.  As the solvent is lighter than water, it floats to the surface carrying with it the copper content.  The solvent is then separated using an acid solution, freeing the copper.  The acid solution containing the copper is then moved to electrolytic extraction tanks to produce copper cathodes.

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

KEY PRODUCTION CAPACITY DATA:

All production facilities are owned by us.  The following table sets forth as of December 31, 2013, the locations of production facilities by reportable segment, the processes used, as well as the key production and capacity data for each location:

Facility Name	Location	Process	Nominal Capacity (1)	2013 Production	2013 Capacity Use
PERUVIAN OPEN-PIT UNIT

Mining Operations

Cuajone open-pit mine	Cuajone (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	87.0 ktpd — ore milled	81.6	93.8%
Toquepala open-pit mine	Toquepala (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	60.0 ktpd — ore milled	56.4	94.0%
Toquepala SX-EW plant	Toquepala (Peru)	Leaching, solvent extraction and cathode electrowinning	56.0 ktpy — refined	28.4	50.7%
Processing Operations
Ilo copper smelter	Ilo (Peru)	Copper smelting, blister, anodes production	1,200.0 ktpy — concentrate feed	1,072.8	89.4%
Ilo copper refinery	Ilo (Peru)	Copper refining	280 ktpy — refined cathodes	271.0	96.8%
Ilo acid plants	Ilo (Peru)	Sulfuric acid	1,050 ktpy - sulfuric acid	1,025.8	97.7%
Ilo precious metals refinery	Ilo (Peru)	Slime recovery & processing, gold & silver refining	320 tpy	311.6	97.4%

MEXICAN OPEN-PIT UNIT

Mining Operations
Buenavista open-pit mine	Sonora (Mexico)	Copper ore milling & recovery, copper concentrate production	76.7 ktpd — milling	69.3	90.3%
Buenavista SX-EW I, II plants	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	54.8 ktpy (combined)	66.4	121.2%
La Caridad open-pit mine	Sonora (Mexico)	Copper ore milling & recovery, copper & molybdenum concentrate production	91.0 ktpd — milling	92.1	101.2%
La Caridad SX-EW plant	Sonora (Mexico)	Leaching, solvent extraction & cathode electrowinning	21.9 ktpy — refined	23.9	109.1%

Processing Operations

La Caridad copper smelter	Sonora (Mexico)	Concentrate smelting, anode production	1,000 ktpy — concentrate feed	722.6	72.3%
La Caridad copper refinery	Sonora (Mexico)	Copper refining	300 ktpy copper cathode	188.0	62.7%
La Caridad copper rod plant	Sonora (Mexico)	Copper rod production	150 ktpy copper rod	126.8	84.5%
La Caridad precious metals refinery	Sonora (Mexico)	Slime recovery & processing, gold & silver refining	1.8 ktpy — slime	1.1	61.2%
La Caridad sulfuric acid plant	Sonora (Mexico)	Sulfuric acid	1,565.5 ktpy — sulfuric acid	719.5	46.0%

IMMSA UNIT

Underground mines

Charcas	San Luis Potosi (Mexico)	Copper, zinc, lead milling, recovery & concentrate production	1,460 ktpy — ore milled	1,180	80.8%
San Martin (2)	Zacatecas (Mexico)	Lead, zinc, copper & silver mining, milling recovery & concentrate production	1,606 ktpy — ore milled	—	—
Santa Barbara	Chihuahua (Mexico)	Lead, copper and zinc mining & concentrates production	2,190 ktpy — ore milled	1,595	72.8%

Santa Eulalia	Chihuahua (Mexico)	Lead & zinc mining and milling recovery & concentrate production	547.5 ktpy - ore milled	290	53.0%
Taxco (2)	Guerrero (Mexico)	Lead, zinc silver & gold mining recovery & concentrate production	730 ktpy - ore milled	—	—
Nueva Rosita coal &	Coahuila	Clean coal production	900 ktpy clean coal	291.5	32.4%
coke complex(3)	(Mexico)		100 ktpy coke	93.2	93.2%
Processing Operations
San Luis Potosi zinc refinery	San Luis Potosi (Mexico)	Zinc concentrates refining	105.0 ktpy zinc cathode	97.7	93.0%
San Luis Potosi sulfuric acid plant	San Luis Potosi (Mexico)	Sulfuric acid	180.0 ktpy sulfuric acid	175.2	97.4%

ktpd = thousands of tons per day

ktpy = thousands of tons per year

Tpy  = tons per year

(1)                     Our estimates of actual capacity under normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content for the relevant period.

(2)                     The Taxco and San Martin mines have been on strike since July 2007.

(3)                     At December 31, 2013, the coal reserves for the Nueva Rosita coal plant were 100.5 million tons with average sulfur content of 1.1% and a BTU content of 8,503 per pound.

PROPERTY BOOK VALUE

At December 31, 2013, net book values of property are as follows (in millions):

Peruvian operations:
Cuajone	$488.3
Toquepala	614.3
Tia Maria project	345.1
Ilo and other support facilities	560.9
Construction in progress	442.8
Total	$2,451.4

Mexican open-pit operations:
Buenavista	$2,130.5
La Caridad	874.1
Construction in progress	533.5
Mexicana del Arco	41.8
Total	$3,579.9

Mexican IMMSA unit:
San Luis Potosi	$31.8
Zinc electrolytic refinery	72.8
Charcas	41.9
San Martin	15.1
Santa Barbara	74.4
Taxco	3.8
Santa Eulalia	35.3
Nueva Rosita	20.1
Construction in progress and other facilities	83.0
Total	$378.2

Mexican administrative offices	$70.3

Intersegment elimination	$(3.6)

Total Southern Copper Corporation	$6,476.2

SUMMARY OPERATING DATA

The following table sets out certain operating data underlying our financial and operating information for each of the periods indicated.

				Variance
	Year Ended December 31,			2013-2012		2012-2011
	2013	2012	2011	Volume	%	Volume	%
COPPER (thousand pounds):
Mined
Peru open-pit
Toquepala	244,031	264,794	265,390	(20,763)	(7.8)%	(596)	(0.2)%
Cuajone	371,660	350,079	308,956	21,581	6.2%	41,123	13.3%
SX-EW Toquepala	62,611	70,976	77,872	(8,365)	(11.8)%	(6,896)	(8.9)%

Mexico open-pit
La Caridad	213,545	215,715	197,927	(2,170)	(1.0)%	17,788	9.0%
Buenavista	255,324	295,345	242,832	(40,021)	(13.6)%	52,513	21.6%
SX-EW La Caridad	52,636	50,284	52,587	2,352	4.7%	(2,303)	(4.4)%
SX-EW Buenavista	146,348	145,734	137,440	614	0.4%	8,294	6.0%

IMMSA unit	14,136	12,915	12,189	1,221	9.5%	726	6.0%
Total Mined	1,360,291	1,405,842	1,295,193	(45,551)	(3.2)%	110,649	8.5%

Smelted
Peru open-pit
Blister Ilo	3,681	72,407	—	(68,726)	(94.9)%	72,407	100%
Anodes Ilo	711,292	584,694	744,747	126,598	21.7%	(160,053)	(21.5)%

Mexico open-pit
Anodes La Caridad	486,726	575,277	510,766	(88,551)	(15.4)%	64,511	12.6%
Total Smelted	1,201,699	1,232,378	1,255,513	(30,679)	(2.5)%	(23,135)	(1.8)%

Refined
Peru Open-pit
Cathodes Ilo	597,353	475,452	575,391	121,901	25.6%	(99,939)	(17.4)%
SX-EW Toquepala	62,611	70,976	77,872	(8,365)	(11.8)%	(6,896)	(8.9)%

Mexico Open-pit
Cathodes La Caridad	414,472	471,193	411,933	(56,721)	(12.0)%	59,260	14.4%
SX-EW La Caridad	52,636	50,284	52,587	2,352	4.7%	(2,303)	(4.4)%
SX-EW Buenavista	146,348	145,734	137,440	614	0.4%	8,294	6.0%
Total Refined	1,273,420	1,213,639	1,255,223	59,781	4.9%	(41,584)	(3.3)%

Rod Mexico Open-pit - La Caridad	279,546	266,298	237,933	13,248	5.0%	28,365	11.9%

SILVER (thousand ounces)
Mined
Peru Open-pit
Toquepala	1,402	1,689	1,707	(287)	(17.0)%	(18)	(1.1)%
Cuajone	2,190	2,117	1,918	73	3.4%	199	10.4%
Mexico Open-pit
La Caridad	1,840	1,891	1,776	(51.0)	(2.7)%	115	6.5%
Buenavista	1,910	1,972	1,464	(62.0)	(3.1)%	508	34.7%

IMMSA unit	6,170	5,974	5,866	196	3.3%	108	1.8%
Total Mined	13,512	13,643	12,731	(131)	(1.0)%	912	7.2%

				Variance
	Year Ended December 31,			2013-2012		2012-2011
	2013	2012	2011	Volume	%	Volume	%
Refined
Peru Open-pit — Ilo	3,221	2,881	3,152	340	11.8%	(271)	(8.6)%
Mexico Open-pit — La Caridad	9,343	8,622	6,913	721	8.4%	1,709	24.7%
IMMSA unit	3,009	2,365	2,524	644	27.2%	(159)	(6.3)%
Total Refined	15,573	13,868	12,589	1,705	12.3%	1,279	10.2%

MOLYBDENUM (thousand pounds)
Mined
Toquepala	10,278	9,850	11,823	428	4.3%	(1,973)	(16.7)%
Cuajone	6,907	6,307	6,144	600	9.5%	163	2.7%
Buenavista	792	—	—	792	—	—	—
La Caridad	25,888	24,181	22,973	1,707	7.1%	1,208	5.3%
Total Mined	43,865	40,338	40,940	3,527	8.7%	(602)	(1.5)%

ZINC (thousand pounds)
Mined IMMSA	219,077	198,160	184,763	20,917	10.6%	13,397	7.3%
Refined IMMSA	215,374	206,225	200,332	9,149	4.4%	5,893	2.9%

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

Since 1998, a wall depressurization program has been in place in both pits.  This consists of a horizontal drilling program, which improves drainage thereby reducing saturation and increasing wall stability.  Additionally, a new blasting control program was put in place, implementing vibration monitoring and blasting designs of low punctual energy.  Also a new slope monitoring system was implemented using reflection prisms, deformation inclinometers and piezometers for water level control, as well as real-time robotic monitoring equipment.  In February 2012, a monitoring slope radar system was put in place at the Cuajone mine. In October 2012 two interferometric radars were put in place to monitor slope stability at the Toquepala mine, and in September 2013, new full monitoring software (FMS360) was installed These systems improve the reliability of instrumentation, the information quality for assessing the behavior of the slopes and anticipates the risks of instability.

In 2013, a program of oriented geotechnical drilling, totaling 20,000 meters, was executed at the Toquepala mine. This program, which began in May 2013, is part of the slope stability upgrade study and it is being executed by the team of mining consultants, including Itasca S.A., Stacey Mining Geotechnical Ltd. and Piteau Associates. During the execution of this program additional instrumentation has been implemented, including eight vibrating wire piezometers. The study report will include slope stability appraisals, evaluation of the numerical modeling, slope performance and inter-ramp angle design and evaluation of hydrogeological conditions. Additionally, in 2013, at the Toquepala mine, 366.15 meters of geotechnical drilling was carried out to install 3 inclinometers in the instability zone of the west ramp.

At the Cuajone mine, in 2007 in order to minimize the damage to the slopes caused by production blast vibrations, blasting control using three pre-split drills was implemented. Also, the slope monitoring system with reflection prisms has been replaced by a system using slope monitoring radar. In February 2012, the first radar equipment was put in service followed in August 2013 with the second radar installation and a geotechnical surveillance camera was added. This new system improves the reliability and continuity of monitoring, improves the quality of information used to evaluate the performance of the slopes and helps better anticipate the risk of instability. The sub-surface deformation and the water level are still monitored with inclinometers and piezometers. In September 2012, we completed a program of oriented geotechnical drilling, totaling 17,938 meters, and in May 2013 we completed a program of vertical geotechnical drilling, totaling 2,814 meters, with hydraulic tests performed on rock and  subsequently instrumented with inclinometers/piezometers. The geotechnical and hydraulic information obtained from the two programs will be used in the development of a geotechnical study for the new 15 year mine development plan (2015-2029). Also during 2013 we drilled 772 meters of sub-horizontal holes in order to drain the east slope of the pit. The geotechnical study for the new 15 years mine development plan, is being prepared by SRK Consulting Chile and is expected to be completed in the second half of 2014, this study will contain recommendations for improving the stability of the pit slopes.

In 2013, the Board of Directors approved a project to improve slope stability at the south area of the Cuajone mine, which will remove approximately 148 million tons of waste material in order to improve the mine design without reducing our actual production level. For further information see Item 7. Management Discussion and Analysis — Capital Investment Program.

In 2013, a mining consulting group began a study of dump stability at the Toquepala mine. This study will include an assessment of the current stability of the dumps and will develop a geotechnical campaign to obtain information to assess the stability of the future and final stages of the dumps.

To increase the possibility of mining in the event of a slide, we have provided for two ramps of extraction for each open-pit mine.  While these measures cannot guarantee that a slope failure will not occur, we believe that our mining practices are sound and that the steps taken and the ongoing reviews performed are a prudent methodology for open-pit mining.

Mexican operations

In 2004, our 15-year mine plan study for the La Caridad mine was awarded to an independent consulting firm to conduct a geotechnical evaluation.  The purpose of the plan was to develop a program of optimum bench design and inter-ramp slope angles for the open-pit.  A number of recommendations and observations were presented by the consultants.  These included a recommendation of a maximum average bench face angle of 72 degrees.  Additionally, single benching was recommended for the upper sections of the west, south and east walls of the main pit.  Likewise, double benching was recommended for the lower levels of the main pit and single benching for the upper slope segments that consist of either alluvial material, mine waste dumps or mineralized stockpile material.  Alternatively, slopes in these types of materials, may be designed with an overall 37 degree slope.  The geostructural and geotechnical parameters recommended were applied in the pit design for the new life of the mine plan for La Caridad mine prepared in 2010.  This mine plan replaced the 15-year mine plan prepared in 2004. However, since final pit limits have not been yet established at La Caridad, all current pit walls are effectively working slopes.  Geostructural and geotechnical data collected at the open-pit mine from cell-mapping and oriented-core drilling databases provided the basis for the geotechnical evaluation and recommendations.  We continue to collect new information related to geotechnical data and other geology features in order to ensure the structural security and also to improve the geotechnical data base for future studies

At the Buenavista mine, we are following the recommendations of a geotechnical evaluation of design slope for the 15-year pit plan. This evaluation was prepared by an independent mine consulting firm.  This evaluation included the determination of optimum pit slope design angles and bench design parameters for the proposed mine plan.  The objective of the study was: 1) to determine optimum inter-ramp slope angles and bench design parameters for the 15-year plan and 2) to identify and analyze any potential major instability that could adversely impact mine operation.  In 2012, we installed a radar system to monitor the walls of the mine.

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

In 2013, Buenavista continued the executive drilling program of monitoring and extraction wells in the area of Increment (Phase) 5 of the mine and beyond the current limits of the open pit mine.

During 2013, the program to dewater the Buenavista pit bottom was continued in accordance with the short and medium term mine plans. Pumping from sumps located in Increment 5, permitted mining of high grade copper blocks. Concurrent with this operational task, a geophysical study was conducted to determine the best locations for water extraction wells to control the inflow of water to the pit bottom and thus allow us to continue our mining operations. The water extracted is being used for various purposes, including road irrigation for dust mitigation.  The geophysical investigation also permitted the location of underground workings and the filtration and seepage through fractures.

A total of 7,339 meters were drilled during 2013 for 30 extraction wells, three of these wells are located in the area of Increment (Phase) 5. The rest were drilled at various locations outside of the current open pit mine limit.

Various studies are now being conducted by outside specialized consultants in order to establish long-range mine water management objectives and to implement recommendations for the efficient use of this resource.

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

Following is a map indicating the approximate location of, and access to, our Cuajone and Toquepala mine complexes, as well as our Ilo processing facilities:

Cuajone

Our Cuajone operations consist of an open-pit copper mine and a concentrator located in southern Peru, 30 kilometers from the city of Moquegua and 840 kilometers from Lima.  Access to the Cuajone property is by plane from Lima to Tacna (1:40 hours) and then by highway to Moquegua and Cuajone (3:30 hours).  The concentrator has a milling capacity of 87,000 tons per day.  Overburden removal commenced in 1970 and ore production commenced in 1976.  Our Cuajone operations utilize a conventional open-pit mining method to collect copper ore for further processing at the concentrator.

The table below sets forth 2013, 2012 and 2011 production information for our Cuajone operations:

		2013	2012	2011
Mine annual operating days		365	366	365
Mine
Total ore mined	(kt)	29,269	28,708	29,073
Copper grade	(%)	0.669	0.653	0.578
Leach material mined	(kt)	3,071	554	3,096
Leach material grade	(%)	0.467	0.538	0.551
Stripping ratio	(x)	4.92	4.37	3.82
Total material mined	(kt)	173,277	154,091	140,108
Concentrator
Total material milled	(kt)	29,353	28,732	28,946
Copper recovery	(%)	85.91	84.57	83.69
Copper concentrate	(kt)	659.8	620.7	542.3
Copper in concentrate	(kt)	168.6	158.8	140.1
Copper concentrates average grade	(%)	25.55	25.58	25.84

		2013	2012	2011
Molybdenum
Molybdenum grade	(%)	0.015	0.014	0.013
Molybdenum recovery	(%)	71.53	71.15	73.90
Molybdenum concentrate	(kt)	5.8	5.4	5.2
Molybdenum concentrate average grade	(%)	53.66	53.42	53.71
Molybdenum in concentrate	(kt)	3.1	2.9	2.8

Key:       kt = thousand tons

x = Stripping ratio obtained dividing waste plus leachable material by ore mined.

Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

We continuously improve and renovate our equipment. Major Cuajone mine equipment includes:

•                  Fifteen 290-ton capacity trucks,

•                  thirteen 218-ton capacity trucks,

•                  nine 231-ton capacity trucks,

•                  thirteen 360-ton capacity trucks,

•                  three 56-cubic yard capacity shovels,

•                  one 73-cubic yard shovel,

•                  one 60-cubic yard shovel,

•                  one 42-cubic yard shovel,

•                  one 33-cubic yard capacity front loader,

•                  one 50-cubic yard capacity front loader,

•                  six electric drills, and

•                  three diesel drills for pre-splitting.

Auxiliary equipment includes:

•                  Eight wheel bulldozers,

•                  eleven Caterpillar bulldozers,

•                  one 988 CAT front loaders,

•                  three 966 CAT front loaders,

•                  one 992 CAT front loader,

•                  five motorgraders, and

•                  four 785 CAT tanks.

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

Mine exploration

Exploration activities during the drill campaign in 2013 are as follows:

Studies	Meters	Holes	Notes
Infill drilling	2,350	13	To obtain additional information to improve confidence in our block model.
Condemnatory holes	1,796	3	Areas for dumps.
Geotechnical holes	3,502	56	To improve geotechnical information
Total	7,648	72

Concentrator

Our Cuajone operations use state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations.  Material with a copper grade over 0.35% is loaded onto rail cars and sent to the milling circuit, where giant rotating crushers reduce the size of the rocks to approximately one-half of an inch.  The ore is then sent to the ball mills, which grind it to the consistency of fine powder.  The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells.  Air is pumped into the cells to produce foam for floating the copper and molybdenum minerals, but separating waste material called tailings.  This copper-molybdenum bulk concentrate is then treated by inverse flotation where molybdenum is floated and copper is depressed.  The copper concentrate is shipped by rail to the smelter at Ilo and the molybdenum concentrate is packaged for shipment to customers.  Sulfides under 0.35% copper are considered waste.

Tailings are sent to thickeners where water is recovered.  The remaining tailings are sent to the Quebrada Honda dam, our principal tailings storage facility.

Major Cuajone concentrator plant equipment includes:

•                  One primary crusher,

•                  three secondary crushers,

•                  seven tertiary crushers,

•                  one high pressure grinding roller,

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

A major mill expansion was completed in 1999 and the eleventh primary mill was put in operation in January 2008. In December 2013, the high pressure roller crusher was put in operation. We believe the plant’s equipment is in good physical condition and suitable for our operations.

Toquepala

Our Toquepala operations consist of an open-pit copper mine and a concentrator.  We also refine copper at the SX-EW facility through a leaching process.  Toquepala is located in southern Peru, 30 kilometers from Cuajone and 870 kilometers from Lima.  Access is by plane from Lima to the city of Tacna (1:40 hours) and then by the Pan-American highway to Camiara (1:20 hours) and by road to Toquepala (1 hour).  The concentrator has a milling capacity of 60,000 tons per day.  The SX-EW facility has a production capacity of 56,000 tons per year of LME grade A copper cathodes.  Overburden removal commenced in 1957 and ore production commenced in 1960.  Our Toquepala operations utilize a conventional open-pit mining method to collect copper ore for further processing in our concentrator.

The table below sets forth 2013, 2012 and 2011 production information for our Toquepala operations:

		2013	2012	2011
Mine annual operating days		365	366	365
Mine
Total ore mined	(kt)	19,954	20,072	21,525
Copper grade	(%)	0.611	0.658	0.619
Leach material mined	(kt)	38,847	37,065	47,142
Leach material grade	(%)	0.222	0.247	0.253
Stripping ratio	(x)	7.51	7.67	7.24
Total material mined	(kt)	169,808	173,927	177,398
Concentrator
Total material milled	(kt)	19,925	20,090	21,497
Copper recovery	(%)	90.92	90.86	90.46
Copper concentrate	(kt)	409.6	451.5	455.2
Copper in concentrate	(kt)	110.7	120.1	120.4
Copper concentrate average grade	(%)	27.02	26.60	26.45
Molybdenum
Molybdenum grade	(%)	0.033	0.033	0.035
Molybdenum recovery	(%)	71.43	66.64	70.67
Molybdenum concentrate	(kt)	8.4	8.2	9.8
Molybdenum concentrate average grade	(%)	55.46	54.37	54.69
Molybdenum in concentrate	(kt)	4.7	4.5	5.4
SX-EW plant
Estimated leach recovery	(%)	25.69	25.56	25.33
SX-EW cathode production	(kt)	28.4	32.2	35.3

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

•                  nine electric rotary drills,

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

The Toquepala deposit is in the southern region of Peru, located on the western slope of the Andes mountain range, approximately 120 kilometers from the border with Chile.  This region extends into Chile and is home to many of the world’s most significant known copper deposits.  The deposit is in a territory with intrusive and eruptive activities of rhyolitic and andesitic rocks which are 70 million years old (Cretaceous-Tertiary) and which created a series of volcanic lava.  The lava is composed of rhyolites, andesites and volcanic agglomerates with a western dip and at an altitude of 1,500 meters.  These series are known as the Toquepala Group.  Subsequently, different intrusive activities occurred which broke and smelted the rocks of the Toquepala Group.  These intrusive activities resulted in diorites, granodiorites and dikes of porphyric dacite.  Toquepala has a simple mineralogy with regular copper grade distribution.  Economic ore is found as disseminated sulfurs throughout the deposit as veinlets, replenishing empty places or as small aggregates.  Ore minerals include chalcopyrite (CuFeS2), chalcosine (Cu2S) and molybdenite (MoS2).  A secondary enrichment zone is also found with thicknesses between 0 and 150 meters.

Mine Exploration

Exploration activities during the drill campaign in 2013 are as follows:

Studies	Meters	Holes	Notes
Leach and ore confirmation for phase 4 and 5	3,800	8	To confirm the lateral continuity of the ore body.
Study of slopes stability	20,000	39	Upgrade of the geotechnical studies of the pit.
Instability-west ramp	366	3	To define the potential depth of instability.
Total	24,166	50

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

•                  one distributed control system,

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

SX-EW Plant

The SX-EW facility at Toquepala produces grade A LME electrowon copper cathodes of 99.999% purity from solutions obtained by leaching low-grade ore stored at the Toquepala and Cuajone mines.  The leach plant commenced operations in 1995 with a design capacity of 35,629 tons per year of copper cathodes.  In 1999, the capacity was expanded to 56,000 tons per year.

Copper oxides from Cuajone with a copper grade higher than 0.208%, with an acid solubility index higher than 43% and a cyanide solubility index higher than 25% are leached.  In Toquepala, the leach material cutoff grade is 0.132% and therefore material with a total copper grade between 0.132% and 0.40% are leached.

Major equipment at the Cuajone crusher plant includes:

•                  One primary jaw crusher, and

•                  one secondary cone crusher with a capacity of 390 tons per hour.

In addition, the Toquepala plant equipment includes:

•                  one agglomeration mill,

•                  one front end loader,

•                  one 445E Dresser truck of 120-ton capacity, and

•                  two 830E Komatsu trucks of 240-ton capacity for hauling to the leach dumps.

Copper in solution produced at Cuajone is sent to Toquepala through an eight-inch pipe laid alongside the Cuajone-Toquepala railroad track.

Major equipment at the Toquepala plant includes:

•                  Five pregnant solution (PLS) ponds, each with its own pumping system to send the solution to the SX-EW plant.

•                  Three lines of SX, each with a nominal capacity of 1,068 cubic meters per hour of pregnant solution and 162 electrowinning cells.

Plant and equipment are supported by a maintenance plan and a quality management system to assure good physical condition and high availability.  The SX-EW plant management quality system (including leaching operations) has been audited periodically since 2002 by an external audit company, and found to be in compliance with the requirements of the ISO 9001-2008 standard.  In 2012, we obtained the certification OHSAS 18001 of our occupational health and safety system and the ISO14001-2004 for our environmental standards at the SX-EW plant.

Processing Facilities - Ilo

Our Ilo smelter and refinery complex is located in the southern part of Peru, 17 kilometers north of the city of Ilo, 121 kilometers from Toquepala, 147 kilometers from Cuajone, and 1,240 kilometers from the city of Lima.  Access is by plane from Lima to Tacna (1:40 hours) and then by highway to the city of Ilo (2:00 hours).  Additionally, we maintain a port facility in Ilo, from which we ship our product and receive supplies.  Product shipped and supplies received are moved between Toquepala, Cuajone and Ilo on our industrial railroad.

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

Major equipment at the Ilo smelter includes:

•                  one Isasmelt furnace,

•                  two rotary holding furnaces,

•                  four Pierce-Smith converters,

•                  two slag cleaning furnaces,

•                  two anodes furnaces,

•                  one casting twin-wheel,

•                  one blister holding furnace,

•                  one casting blister wheel,

•                  one waste heat boiler,

•                  one superheated steam, and

•                  three electrostatic precipitators.

The table below sets forth 2013, 2012 and 2011 production and sales information for our Ilo smelter plant:

Smelter		2013	2012	2011
Concentrate smelted	(kt)	1,072.8	996.6	1,094.2
Average copper recovery	(%)	97.9	97.7	97.6
Blister production	kt	1.7	33.1	—
Average blister grade	(%)	99.35	99.34	—
Anode production	(kt)	323.5	265.9	338.7
Average anode grade	(%)	99.75	99.73	99.74
Sulfuric acid produced	(kt)	1,025.8	968.7	1,061.6
Sales data:
Blister sales	(kt)	1.67	32.84	—
Anode sales	(kt)	1.00	2.51	10.4
Average blister sales price	($/lb)	3.98	3.48	—
Average anode sales price	($/lb)	3.26	3.93	3.64
Average sulfuric acid price	($/ton)	94.89	133.98	98.40

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

Anodes are suspended in tanks containing an aqueous solution of sulfuric acid and copper sulfate.  A low voltage but high amperage electrical current is passed through the anodes, chemical solution and cathodes, in order to dissolve copper which is deposited on initially very thin starting sheets increasing its thickness to produce high grade copper cathodes.  During this process, silver, gold and other metals, including palladium, platinum and selenium, along with other impurities, settle on the bottom of the tank in the form of anodic slime.  This anodic slime is processed in a precious metal plant where silver, gold and selenium are recovered.

The table below sets forth 2013, 2012 and 2011 production and sales information for our Ilo refinery and precious metals plants:

Refinery		2013	2012	2011
Cathodes produced	(kt)	271.0	215.7	261.0
Average copper grade	(%)	99.971	99.998	99.998
Refined silver produced	(000 Kg)	100.2	89.6	98.1
Refined gold produced	(kg)	238.3	184.2	363.1
Commercial grade selenium produced	(tons)	51.5	41.5	53.7
Sales data:
Average cathodes sales price	($/lb)	3.37	3.67	3.92
Average silver sales price	($/oz)	24.26	30.76	35.10
Average gold sales price	($/oz)	1,392.49	1,663.91	1,579.97

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

Main equipment at the precious metals plant includes:

•                  one Wenmec selenium reactor and system to produce commercial grade selenium powder,

•                  one tilting Copella furnace,

•                  twenty-six silver electrorefining cells including an induction furnace for shots and silver ingots production, and

•                  one hydrometallurgical system for gold recovery.

The refinery also has these facilities:

(1)                 Production control: Provides sampling and sampling preparation for samples coming from the operating units, as well as SX-EW, smelter and external services.

(2)                 Laboratory: Provides sample analysis services throughout the Company, including the analysis of final products like copper cathodes, electrowon cathodes, copper concentrates and oil analysis.

(3)                 Maintenance: Responsible for maintenance of all equipment involved in the process.

(4)                 Auxiliary facilities: Includes one desalinization plant to produce 1,000 cubic meters per day fresh water and a Gonella boiler to produce saturated steam used in the refinery and two KMH boilers used as back up.

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

Following is a map indicating the approximate location of, and access to, our Mexican open-pit mine complexes, as well as our processing facilities:

Buenavista

The Buenavista mining unit operates an open-pit copper mine, a concentrator and two SX-EW plants.  It is located 100 air-kilometers northwest of La Caridad and 40 kilometers south of the Arizona U.S. Mexican border.  It lies on the outskirts of the city of Cananea.  Buenavista is connected by paved highways to the border city of Agua Prieta to the northeast, to the town of Nacozari in the southeast, and to the town of Imuris to the west.  Buenavista is also connected by railway to Agua Prieta and Nogales.  A municipal airport is located approximately 20 kilometers to the northeast of Buenavista.

Except for very brief periods, Buenavista was on strike from July 2007 through June 2010. Restoration of mine and plants started in the third quarter of 2010 and was completed in 2011.  SX-EW production was restored to full capacity by the fourth quarter of 2010 and concentrator production reached full capacity in the second quarter of 2011. In 2013, mine operations were affected by flooding problems caused by unusual rains in the area, as a consequence we lost approximately 22,900 tons of copper production. The mine restored full operations by the end of the third quarter of 2013.

We have started a major capital investment program at Buenavista, which includes a new SX-EW plant with a planned annual capacity of 120,000 tons of copper, a concentrator expansion with an increase in production capacity of 188,000 tons per year and two molybdenum plants with a combined annual capacity of 4,600 tons.  This investment program is underway and we expect to complete it in two phases. We expect to complete the first phase in 2014 and estimate an increase in annual production of 120,000 tons and to complete the second phase in 2015 with an expected further increase in annual copper production of 188,000 tons. With these investments, we expect the total production capacity at Buenavista will reach 488,000 tons of copper by 2015.

The concentrator has a nominal milling capacity of 76,700 tons per day.  The SX-EW facility has a cathode production capacity of 54,750 tons per year.  The Buenavista ore body is considered one of the world’s largest porphyry copper deposits.  Buenavista is the oldest continuously operated copper mine in North America, with operations dating back to 1899.  High grade ore deposits in the district were mined exclusively using underground methods.  The Anaconda Company acquired the property in 1917.  In the early 1940s Anaconda started developing the first open-pit in Buenavista.  In 1990, through a public auction procedure, Minera Mexico acquired 100% of the Buenavista mining assets for $475 million.  Buenavista is currently applying conventional open-pit mining methods to extract copper ore for further processing in the concentrator.  Two leach ore crushers and the corresponding belt conveying systems are used to convey the leachable material to the heaps.  Likewise, run-off mine leachable ore is hauled by trucks to the leach dumps.

The following table shows 2013, 2012 and 2011 production information for Buenavista:

		2013	2012	2011
Mine annual operating days		365	366	365
Mine:
Total ore mined	(kt)	25,260	25,763	22,444
Copper grade	(%)	0.559	0.632	0.623
Leach material mined (*)	(kt)	131,559	66,241	47,399
Leach material grade	(%)	0.238	0.275	0.299
Stripping ratio	(x)	7.18	4.86	3.38
Total material mined	(kt)	206,710	150,871	98,306
Concentrator:
Total material milled	(kt)	25,277	25,748	21,972
Copper recovery	(%)	81.93	82.30	80.44
Copper concentrate	(kt)	476.5	511.6	410.0
Copper in concentrate	(kt)	115.8	134.0	110.1
Copper concentrate average grade	(%)	24.31	26.18	26.86
SX-EW plant
Estimated leach recovery	(%)	50.11	53.29	53.39
SX-EW cathode production	(kt)	66.4	66.1	62.3

Key: kt = thousand tons

x = Stripping ratio obtained dividing waste plus leachable material by ore mined.

The copper grade is total grade.

(*) The 2013 increase in leach material mined was due to the additional material mined for the new SX-EW III plant that is expected to start operations in the second quarter of 2014.

Major Buenavista mine equipment includes:

•                  Fifty six  400-ton-capacity trucks,

•                  thirteen 320-ton-capacity trucks,

•                  twenty 240-ton-capacity trucks,

•                  three 52,000 gallon-capacity tanker trucks,

•                 four 40,000- gallon-capacity  tanker trucks,

•                  four 40-cubic-yard-capacity shovels,

•                  one 56-cubic-yard-capacity shovel,

•                  two 70-cubic-yard-capacity shovels, and

•                  seven 74-cubic-yard-capacity shovels.

Mine auxiliary equipment including:

•                  Eleven drillers,

•                  three front loaders,

•                  five motor graders, and

•                  twenty-nine tractors.

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

An extensive and economically important zone of supergene enrichment, with disseminated and stockworks of chalcocite (Cu2S), developed below the iron oxide capping.  This zone coincides with the topography and has an average thickness of 300 meters.  A mixed zone of secondary and primary sulfides underlay the chalcocite blanket.  The hypogene mineralization, principally chalcopyrite, (CuFeS2), extensively underlies the ore body.  Molybdenite occurs throughout the deposit and the content tends to increase with depth.

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

Mine Exploration

In-fill core drilling was conducted at the Buenavista zinc-copper-silver deposit, including directional drilling for geotechnical purposes. A deep drilling campaign was initiated in 2011 to explore the extent of the deposit at depth, drilling a total of 3,860 meters in 2012.  For short-term mine planning, 6,652 meters were drilled to confirm copper grade and metallurgical recoveries.  Also, in 2011, a condemnation drilling program was initiated to define areas for future infrastructure, as well as areas where leach and waste dumps will be deposited. A total of 28,369 meters of core drilling were completed in 2011. A geohydrology program was initiated in 2011 to explore the possibility of groundwater sources within the mine limits, and a total of 29,750 meters of diamond drilling were drilled in 2012. In addition, 3,797 meters were drilled for water monitoring wells. We did not have a drilling campaign in 2013. For 2014, 20,000 meters of drilling are planned to define reserves and to confirm copper and molybdenum grades.

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

The Buenavista concentrator plant, with a milling capacity of 76,700 tons per day, consists of:

•                  Two primary crushers,

•                  four secondary crushers,

•                  ten tertiary crushers,

•                  ten primary mills,

•                  one expert control system,

•                  five mills for re-grinding,

•                  103 primary flotation cells,

•                  ten column cells,

•                  seventy scavenger flotation cells,

•                  seven thickeners, and

•                  three ceramic filters.

In addition, the facility has:

•                  Forty eight wells and two pumping stations for fresh water supply,

•                  one tailings dam, and

•                  one reclaimed water pumping station.

As part of the expansion program for this unit, in 2013 we completed the construction of the first molybdenum plant with an annual production capacity of 2,000 tons of molybdenum contained in concentrate. The plant was designed to process 1,500 tons of copper-molybdenum concentrates per day with a recovery of 85% and 50% of molybdenum content. The molybdenum plant consists of thickeners, homogenizer tanks, flotation cells, column cells and a holo-flite dryer.

SX-EW Plant

The Buenavista unit operates a leaching facility and two SX-EW plants.  All copper ore with a grade lower than the mill cut-off grade of 0.38%, but higher than 0.25%, is delivered to the leach dumps.  A cycle of leaching and resting occurs for approximately five years in the run-of-mine dumps and three years for the crushed leach material.

The Buenavista unit currently maintains 18.1 million cubic meters of pregnant leach solution in inventory with a concentration of approximately 1.82 grams of copper per liter.

Major equipment at the SX-EW I and II plants includes: two crushing systems (No.1 and No.2).  Crushing system No. 1 has a capacity of 32,000 tons per day and includes:

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

In 2014, we expect to increase the Buenavista unit’s production of copper cathodes with a new SX-EW plant, (SX-EW III) with an annual capacity of 120,000 tons.  The plant would produce copper cathodes of ASTM grade 1 or LME grade A.  Please see “Capital Investment Program” under Item 7 for further information.

La Caridad

The La Caridad complex includes an open-pit mine, concentrator, smelter, copper refinery, precious metals refinery, rod plant, SX-EW plant, lime plant and two sulfuric acid plants.

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

The concentrator began operations in 1979, the molybdenum plant was added in 1982, the smelter in 1986, the first sulfuric acid plant in 1988, the SX-EW plant in 1995, the second sulfuric acid plant in 1997, the copper refinery in 1997, the rod plant in 1998, the precious metals refinery in 1999, and the dust and effluents plant in 2012.

The table below sets forth 2013, 2012 and 2011 production information for La Caridad:

		2013	2012	2011
Mine annual operating days		365	366	365
Mine
Total ore mined	(kt)	33,570	33,556	33,185
Copper grade	(%)	0.344	0.344	0.329
Leach material mined	(kt)	30,426	34,848	32,333
Leach material grade	(%)	0.225	0.224	0.235
Stripping ratio	(x)	1.64	1.58	1.54
Total material mined	(kt)	88,595	86,632	84,266
Concentrator
Total material milled	(kt)	33,629	33,434	33,201
Copper recovery	(%)	83.76	85.06	82.19
Copper concentrate	(kt)	459.6	461.5	458.8
Copper in concentrate	(kt)	96.9	97.8	89.8
Copper concentrate average grade	(%)	21.08	21.20	19.57
Molybdenum
Molybdenum grade	(%)	0.044	0.043	0.046
Molybdenum recovery	(%)	79.81	76.44	68.81
Molybdenum concentrate	(kt)	21.8	20.3	19.5
Molybdenum concentrate average grade	(%)	53.96	54.09	53.49
Molybdenum in concentrate	(kt)	11.7	11.0	10.4
SX-EW plant
Estimated leach recovery	(%)	38.79	39.20	39.99
SX-EW cathode production	(kt)	23.9	22.8	23.9

Key:	kt = thousand tons
x = Stripping ratio obtained dividing waste plus leachable material by ore mined
The copper and molybdenum grade are total grade.

Major mine equipment includes:

•                  Twenty-three 240 ton-capacity trucks,

•                  four 360 ton-capacity trucks, and,

•                  six 43 cubic-yard-capacity shovels.

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

In 2008, La Caridad finished a large exploration program of 50,000 meters.  The target was to reach to the 900 level in order to reduce the drilling space and to define the copper and molybdenum mineralization continuity and also carry out metallurgical testing for the flotation and leaching processes.  There was no exploration program between 2009 and 2011.  In 2012, we drilled 10,000 meters and further defined the extent of the copper and molybdenum mineralization. There was no exploration program in 2013.  For 2014, we plan a 5,000 meter drilling program to define a high grade ore body located in the south western edge of the pit.

Concentrator

La Caridad uses state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations.  The concentrator has a current capacity of 91,000 tons of ore per day.

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

La Caridad concentrator plant equipment includes:

•                  Two primary crushers,

•                  six secondary crushers,

•                  twelve tertiary crushers,

•                  twelve ball mills,

•                  one master milling control system,

•                  140 primary flotation cells,

•                  four re-grinding mills,

•                  ninety-six cleaning flotation cells,

•                  twelve thickeners, and

•                  eight drum filters.

SX-EW Plant

Approximately 693.7 million tons of leaching ore with an average grade of approximately 0.246% copper have been extracted from the La Caridad open-pit mine and deposited in leaching dumps from May 1995 to December 31, 2013.  All copper ore with a grade lower than the mill cut-off grade 0.30%, but higher than 0.15% copper, is delivered to the leaching dumps.  In 1995, we completed the construction of a SX-EW facility at La Caridad that has allowed processing of this ore and certain leach ore reserves that were not mined and has resulted in a reduction in our copper production costs.  The SX-EW facility has an annual capacity of 21,900 tons of copper cathodes.

The La Caridad SX-EW plant has:

•                  Nine irrigation systems for the dumps,

•                  two PLS dams, and

•                  one container of heads that permits the combination of the solutions of both dams and which feeds the SX-EW plant with a more homogenous concentration.

The plant has three trains of solvent extraction with a nominal capacity of 2,400 cubic meters per hour and 94 electrowinning cells distributed in one single electrolytic bay.  The plant has a daily production capacity of 62 tons of copper cathodes with 99.999% purity.

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

Major equipment at the smelter includes:

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

The operations of the precious metal refinery begin with the reception of slime from silver concentrates, which are dried in a steam dryer.  After this, the dried slime is smelted and a gold and silver alloy is obtained, which is known as Dore.  The precious metal refinery plant has a hydrometallurgical stage and a pyrometallurgical stage, besides a steam dryer, Dore casting system, Kaldo furnace, 20 electrolytic cells in the silver refinery, one induction furnace for fine silver, one silver ingot casting system and two reactors for obtaining fine gold.  The process ends with the refining of the gold and silver alloy. We also recover commercial selenium from the gas produced by the Kaldo furnace process.

Copper Rod Plant

A rod plant at the La Caridad complex was completed in 1998 and reached its full annual operating capacity of 150,000 tons in 1999.  The plant is producing eight millimeter copper rods with a purity of 99.99%.  The rod plant equipment includes:

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

The table below sets forth 2013, 2012 and 2011 production information for the La Caridad processing facilities:

		2013	2012	2011
Smelter
Total copper concentrate smelted	(kt)	722.6	904.3	832.3
Anode copper production	(kt)	222.1	263.0	233.8
Average copper content in anode	(%)	99.42	99.22	99.09
Average smelter recovery	(%)	98.8	97.4	97.0
Sulfuric acid production	(kt)	719.5	887.8	819.0
Refinery
Refined cathode production	(kt)	188.0	213.7	186.9
Refined silver production	(000 kg)	290.6	268.2	215.0
Refined gold production	(Kg)	1,269.0	1,426.7	996.1
Rod Plant
Copper rod production	(kt)	126.8	120.8	107.9
Sales data:
Average realized price copper rod	($ per lb)	3.45	3.72	3.98
Average premium copper rod	($ per lb)	0.11	0.12	0.11
Average realized price gold	($ per ounce)	1,430.85	1,666.66	1,584.71
Average realized price silver	($ per ounce)	23.93	31.17	34.94
Average realized price sulfuric acid	($ per ton)	79.55	105.40	90.60

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

The table below sets forth 2013, 2012 and 2011 production information for our Mexican IMMSA unit:

		2013	2012	2011
Average annual operating days(*)		307	299	318
Total material mined and milled	(kt)	3,066	2,907	2,831
Zinc average ore grade	(%)	3.58	3.49	3.59
Zinc concentrate produced	(kt)	185.3	167.0	151.5
Zinc concentrate average grade	(%)	53.64	53.84	55.32
Zinc average recovery	(%)	90.62	88.48	82.55
Lead average ore grade	(%)	0.96	0.86	0.88
Lead concentrate produced	(kt)	40.1	35.3	34.7
Lead concentrate average grade	(%)	59.69	56.52	54.20
Lead average recovery	(%)	81.63	79.80	75.43
Copper average ore grade	(%)	0.39	0.40	0.38
Copper concentrate produced	(kt)	23.9	19.7	18.2
Copper concentrate average grade	(%)	26.78	29.70	30.35
Copper average recovery	(%)	53.59	50.62	51.24

kt =  thousand tons

(*) Weighted average annual operating days based on total material mined and milled in the three active mines: Charcas, Santa Barbara, and Santa Eulalia.

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

The Charcas complex’s equipment includes:

•                  Twenty one jumbo drilling tools,

•                  twenty scoop trams for mucking and loading,

•                  thirteen trucks,

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

Mine exploration

In 2013, 29,376 meters of surface diamond drilling were executed and 19,917 meters from underground stations were drilled, which increased our reserves by 978,211 tons.  For 2014, we plan a surface program of 30,000 meters to identify additional reserves.

The table below sets forth 2013, 2012 and 2011 production information for our Charcas mine:

		2013	2012	2011
Annual operating days		324	319	324
Total material mined and milled	(kt)	1,180	1,164	1,124
Zinc average ore grade	(%)	4.0	4.4	4.8
Zinc concentrate produced	(kt)	83.9	93.2	93.6
Zinc concentrate average grade	(%)	54.49	53.89	56.25
Zinc average recovery	(%)	96.65	97.50	97.01
Lead average ore grade	(%)	0.2	0.3	0.4
Lead concentrate produced	(kt)	1.8	3.7	5.4
Lead concentrate average grade	(%)	34.61	40.50	50.10
Lead average recovery	(%)	33.02	50.30	65.38
Copper average ore grade	(%)	0.32	0.27	0.24
Copper concentrate produced	(kt)	9.6	4.7	3.7
Copper concentrate average grade	(%)	22.47	27.54	29.70
Copper average recovery	(%)	56.84	41.57	40.34

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

The major mine equipment at Santa Barbara includes:

•                  Twenty-four jumbo drilling tools,

•                  one Simba drilling tool,

•                  forty-six scoop trams,

•                  fourteen trucks for internal ore haulage,

•                  eleven locomotives for internal ore haulage,

•                  four locomotives for surface haulage,

•                  seven trucks for external haulage, and

•                  six hoists.

The concentrator plant has a milling capacity of 5,800 tons of ore per day and includes the following equipment:

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

Mine Exploration:

In 2013 we drilled 52,513 meters from the surface and 15,060 meters from underground stations, which increased reserves by 2,076,100 tons. For 2014, 46,000 meters of diamond drilling are planned to identify additional reserves.

The table below sets forth 2013, 2012 and 2011 production information for our Santa Barbara mines:

		2013	2012	2011
Annual operating days		301	322	321
Total material mined and milled	(kt)	1,595	1,590	1,553
Zinc average ore grade	(%)	2.52	2.41	2.33
Zinc concentrate produced	(kt)	63.9	60.5	57.7
Zinc concentrate average grade	(%)	53.86	54.29	53.85
Zinc average recovery	(%)	85.6	85.7	85.9
Lead average ore grade	(%)	1.32	1.18	1.07
Lead concentrate produced	(kt)	29.5	27.6	24.3
Lead concentrate average grade	(%)	60.80	59.64	58.91
Lead average recovery	(%)	85.04	87.82	86.20
Copper average ore grade	(%)	0.49	0.52	0.51
Copper concentrate produced	(kt)	14.4	15.0	14.6
Copper concentrate average grade	(%)	29.65	30.39	30.51
Copper average recovery	(%)	54.51	55.07	56.13

kt = thousand tons

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

In May 2010, the Santa Eulalia mine suspended operations due to a flooding in the area brought on by the failure of a dike caused by excess water pressure.  In 2011, the rehabilitation work was interrupted by a second flooding which required us to extend the pumping work.  The pumping work was completed in April 2013 allowing us to restore production.

The flotation plant, at which lead and zinc concentrates are produced, has a capacity of 1,450 tons of ore per day.  The lead concentrate is treated at a third party refinery, and the zinc concentrate is treated at our San Luis Potosi refinery.

Major mine equipment at the Santa Eulalia mine includes:

•                  Five Jumbo drilling tools,

•                  eleven scoop trams for mucking and loading,

•                  three trucks, and

•                  three hoists.

The concentrator plant has a milling capacity of 1,450 tons of ore per day and includes the following equipment:

•                  Two underground primary crushers,

•                  one secondary crusher,

•                  one tertiary crusher,

•                  two screen,

•                  one mill, and

•                  two flotation circuits.

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

In the Santa Eulalia mining district a thickness of 500 meters of sedimentary rocks is known to exist which consists of the following formations: 1) Formation Lagrima (limestone fossils); 2) Formation Glen Rose (limestone blue and at its base a black limestone appears); and 3) Formation Cuchillo (limestone with shale).  Dikes and sills of rhyolite composition and sills of diabase also exist.

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

Mine Exploration

In 2013 we drilled 17,440 meters from the surface and 3,666 meters from underground stations, which increased our reserves by 373,140 tons.  For 2014, an additional diamond drilling program of 20,000 meters is planned to increase reserves.

The table below sets forth 2013, 2012 and 2011 production information for our Santa Eulalia mine:

		2013	2012	2011
Annual operating days		296	257	217
Total material mined and milled	(kt)	290.4	154.3	154.3
Zinc average ore grade	(%)	7.64	5.95	7.15
Zinc concentrate produced	(kt)	37.5	13.3	0.1
Zinc concentrate average grade	(%)	51.37	51.46	35.03
Zinc average recovery	(%)	86.92	74.63	0.34
Lead average ore grade	(%)	2.20	2.08	2.72
Lead concentrate produced	(kt)	8.9	4.0	5.0
Lead concentrate average grade	(%)	60.99	49.96	35.80
Lead average recovery	(%)	84.52	61.47	42.74

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

The major mine equipment at San Martin includes:

•                  Eight jumbo drilling tools,

•                  thirteen scoop trams,

•                  nine trucks, and

•                  three hoists.

The concentrator plant has a mill capacity of 4,400 tons of ore per day and includes the following equipment:

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

Mine Exploration

There was no mine exploration drilling in the three years ending December 31, 2013 because the San Martin mine was on strike.

There was no production at the San Martin mine in the three years ending December 31, 2013.  The following table summarizes the estimated production losses at our San Martin mine due to the strike:

	2013	2012	2011
Days of strike	365	366	365
Estimated strike production loss (tons):
Zinc in concentrates	10,264	10,264	10,264
Lead in concentrates	500	500	500
Copper in concentrates	4,360	4,360	4,360

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

•                  Four Jumbo drilling tools,

•                  ten scoop trams for mucking and loading,

•                  five trucks for internal ore haulage,

•                  three locomotives for internal ore haulage, and

•                  three hoists.

The concentrator plant has a milling capacity of 2,000 tons of ore per day and includes the following equipment

•                  Two primary crushers,

•                  one secondary crusher,

•                  two tertiary crushers,

•                  three mills, and

•                  two flotation circuits.

Geology

The Taxco district is stratigraphically formed of rocks from Jurassic to recent periods, which are described below, with emphasis on the mineralization control characteristics.  The Taxco schist is composed of a series of schists and fylites, most likely from a volcanic-sedimentary sequence of tufa and limonites.  They represent a sequence of metamorphological arch and its age has been defined as Jurassic Medium.  The Morelos formation from the Upper Cretaceous age (Apian-Turonian) lies on a discordant form over Taxco schist and its contact is several times marked by a clay zone (mylonites) and breccia, which implies a shifting of this unit over the schist (packs).  The Mezcala formation is constituted by a sequence of shale and sandstone with some inter-stratified layers of limestone.  Its base is calcarean.  Its top tends to be rich in clay with thin limestone layers.  The Balsas group is constituted by conglomerates and is sandy on its base, rests in discordance form on an erosioned surface from the Mexcala formation.  The Tilzapotla Rhyolite is the newest rock, which emerged in the district before the alluvial deposit.  It is formed of flux, breccia, tuffaceous, ignimbrites and vitrophyrre of rhyolite composition.

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

Mine Exploration

There was no mine exploration drilling in the three years ending December 31, 2013 at the Taxco mine was on strike.

There was no production at the Taxco mine in the three years ending December 31, 2013. The following table summarizes the estimated production losses at our Taxco mine due to the strike:

	2013	2012	2011
Days of strike	365	366	365
Estimated strike production loss (tons):
Zinc in concentrates	13,270	13,270	13,270
Lead in concentrates	2,225	2,225	2,225

Processing Facilities - San Luis Potosi

Our San Luis Potosi electrolytic zinc refinery is located in the city of San Luis Potosi, in the state of San Luis Potosi, Mexico.  The San Luis Potosi copper smelter is adjacent to the refinery. The city of San Luis Potosi is connected to our refinery and smelter by a major highway.

Smelter

Our San Luis copper smelter was closed in 2010, and copper concentrates previously smelted at this plant are now sent to La Caridad for smelting.  We have initiated a program for plant demolition and soil remediation with a revised budget of $62.4 million, of which we have spent $35.7 million at December 31, 2013. Plant demolition and construction of a confinement area at the south of the property were completed in 2012 and we expect to complete soil remediation and the construction of a second confinement by the end of 2014. We will deposit metallurgical and other waste material resulting from plant demolition in the confinement areas. We expect that once the site is remediated, we will decide if we will sell the property or promote an urban development to generate a net gain on the disposal of the property.

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

There is a calcine processing area with five leaching stages: neutral, hot acid, intermediate acid, acid, purified fourth and jarosite, as well as two stages for solution purifying.  Additionally, the equipment includes:

•                  One cell house with two electrowinning circuits to finally obtain metallic zinc,

•                  one alloy and molding area with two induction furnaces and four molding systems, two of them with chains to produce 25 kilogram ingots, and

•                  two casting wheels to manufacture one ton jumbo pieces.

The table below sets forth 2013, 2012 and 2011 production information for our San Luis Potosi zinc refinery:

		2013	2012	2011
Total zinc concentrate treated	(kt)	193.7	173.2	174.8
Refined zinc produced	(kt)	97.7	93.5	90.9
Sulfuric acid produced	(kt)	175.2	159.1	158.0
Refined silver produced	(kt)	11.6	15.6	13.7
Refined gold produced	(k)	9.0	14.7	14.2
Refined cadmium produced	(kt)	0.6	0.6	0.6
Average refinery recovery	(%)	94.5	95.4	95.2
Average realized price refined zinc	($ per lb)	92.4	95.0	1.05
Average realized price zinc concentrate	($ per lb)	82.5	—	—
Average realized price silver	($ per oz)	22.95	31.29	35.08

kt =         thousand tons

Nueva Rosita Coal and Coke Complex

The Nueva Rosita coal and coke complex began operations in 1924 and is located in the state of Coahuila, Mexico on the outskirts of the city of Nueva Rosita near the Texas border.  It includes a) an underground coal mine, which has been closed since 2006; b) an open-pit mine with a yearly capacity of approximately 350,000 tons of coal; c) a coal washing plant with a capacity of 900,000 tons per year that produces high quality clean coal; and d) a re-engineered and modernized 21 ovens coke facility capable of producing 100,000 tons of coke per year (metallurgical, nut and fine) of which, 95,000 tons are metallurgical coke.  There is also a by-product plant to clean the coke gas oven in which tar, ammonium sulfate and light crude oil are recovered.  There are also two boilers, which produce 80,000 pounds of steam that is used in the by-products plant.  The re-engineering and modernization of 21 ovens was completed in April 2006.  We believe the plant’s equipment is in good physical condition and suitable for our operations.

Coke production is sold to Penoles and other Mexican consumers in northern Mexico.  We sold 76,831 tons, 69,638 tons and 82,014 tons of metallurgical coke in 2013, 2012 and 2011, respectively. We expect to sell 85,360 tons of metallurgical coke in 2014.

Carbon mine exploration

In Coahuila, an intensive exploration program of diamond drilling has identified two additional areas, Esperanza with a potential for more than 30 million tons of “in place” mineralized coal and Guayacan with a potential for 15 million tons of “in place” mineralized coal, that could be used for a future coal-fired power plant.  In 2010 and 2011, 1,213 and 2,640 meters of diamond drilling, respectively, were completed at the Rosita pit area and as a result, 10,100 tons and 178,000 tons of coal, respectively, were added to the reserves estimates for this open-pit mine.  In addition in 2012, 3,793 meters of drilling were completed at the La Conquista, Nueva Rosita and La Lavadora pits.   In 2013 we drilled 2,451 meters and increased our coal reserve estimate by 39,552 tons at the La Conquista pit. For 2014, we expect to execute a 600 meter drilling program to increase the reserves in this pit.

The table below sets forth 2013, 2012 and 2011 production information for our Nueva Rosita coal and coke complex:

		2013	2012	2011
Coal mined — open-pit	(kt)	291.5	325.3	238.5
Average BTU content	BTU/Lb	9,485	9,000	9,400
Average percent sulfur	%	1.87	1.50	1.00
Clean coal produced	(kt)	141.3	148.2	103.9
Coke tonnage produced	(kt)	93.2	91.2	84.4
Average realized price - Coal	($ per ton)	46.8	38.1	29.8
Average realized price - Arsenic clean coal	($ per ton)	78.33	—	56.14
Average realized price - Coke	($ per ton)	299.58	318.7	292.6

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

Pursuant to SEC guidance, the reserves information in this report are calculated using average metals prices over the most recent three years unless otherwise stated.  We refer to these three-year average metals prices as “current prices.”  Our current prices for copper are calculated using prices quoted by COMEX, and our current prices for molybdenum are calculated according to Platt’s Metals Week.  Unless otherwise stated, reserves estimates in this report use $3.65 per pound for copper and $12.74 per pound for molybdenum, both current prices as of December 31, 2013.  The current prices for copper and molybdenum were $3.68 and $14.52 as of December 31, 2012 and $3.26 and $13.95 as of December 31, 2011, respectively.

For internal ore reserve estimation, our management uses long-term metal price assumptions for copper and molybdenum, of $2.00 per pound of copper and $12.00 per pound of molybdenum to reflect the changes in market trends. These prices continued at December 31, 2013.  For other forecast and planning purposes, particularly related to merger and acquisition activities, our management considers various other price scenarios.  The use of these other price assumptions does not affect the preparation of our financial statements.

For the years 2013, 2012 and 2011, we have used reserves estimates based on current average prices as of the most recent year then ended to determine amortization of mine development and intangible assets.

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

The persons responsible for ore reserve calculations are as follows:

Peruvian open-pit:

Cuajone mine — Edgar A. Pena Valenzuela, Superintendent Mine Engineering

Toquepala mine — Wilbert Perez, Superintendent Mine Engineering

Tia Maria project:

Jaime Arana Murriel — Leaching Manager — Investment projects

Jorge Parisuana Ccapa - Mine Engineer — Investment projects

Marvin Acosta Valdivia - Mine Engineer — Investment projects

Mexican open-pit:

La Caridad Mine - Marco A. Figueroa, Engineering and Mine Planning Superintendent

Buenavista mine — Jesus Molinares, Engineering and Mine Planning Superintendent

IMMSA unit:

Santa Barbara - Jorge M. Espinosa, Planning and Control Superintendent

Charcas — Juan J. Aguilar, Planning and Control Superintendent

Santa Eulalia — Juan M. Martinez, Planning and Control Superintendent

Taxco - Marco A. Gonzalez, Chief of Geology

San Martin - Maria I. Carrillo, Chief Engineer

El Arco project:

Fred Fest  — Engineering advisor - Mintec Inc.

Angangueo project:

James E. Lonergan — Engineering advisor - Mintec Inc.

For more information regarding our reserve estimates, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Critical Accounting Policies and Estimates” — “Ore Reserves.”

Ore Reserves Estimated at Current Prices:

The table below details our estimated proven and probable copper and molybdenum reserves at December 31, 2013 based on the last three year average market prices following SEC guidance:

	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT		TOTAL	MEXICAN	DEVELOPMENT PROJECTS
	Cuajone Mine (1)	Toquepala Mine (1)	Buenavista Mine (1)	La Caridad Mine (1)	OPEN-PIT MINES	IMMSA UNIT (2)	Tia Maria	El Arco	Angangueo
Mineral Reserves
Metal prices:
Copper ($/lb.)	3.654	3.654	3.654	3.654	3.654	3.654	3.654	3.654	3.654
Molybdenum ($/lb.)	12.736	12.736	12.736	12.736	12.736			12.736
Cut-off grade	0.155%	0.185%	0.124%	0.120%	0.140%			0.128%
Proven
Sulfide ore reserves (kt)	1,225,121	2,368,378	3,982,113	2,869,410	10,445,022	18,944		1,284,798	1,530
Average grade:
Copper	0.544%	0.523%	0.422%	0.228%	0.406%	0.450%		0.436%	1.690%
Molybdenum	0.019%	0.030%	0.007%	0.028%	0.019%			0.007%
Lead						1.110%			0.430%
Zinc						2.760%			2.630%
Leachable material (kt)	2,441	606,831	1,700,937	147,021	2,457,230		223,189	165,178
Leachable material grade	0.607%	0.208%	0.146%	0.175%	0.164%		0.319%	0.369%

Probable
Sulfide ore reserves (kt)	1,017,744	380,904	1,689,770	1,372,493	4,460,911	29,821		806,126	5,106
Average grade:
Copper	0.391%	0.318%	0.376%	0.207%	0.322%	0.510%		0.362%	1.300%
Molybdenum	0.016%	0.010%	0.006%	0.029%	0.016%			0.007%
Lead						0.860%			0.440%
Zinc						2.960%			2.630%
Leachable material (kt)	6,636	1,067,685	643,954	54,360	1,772,635		546,856	67,818
Leachable material grade	0.574%	0.138%	0.126%	0.163%	0.136%		0.355%	0.197%

Total
Sulfide ore reserves (kt)	2,242,865	2,749,282	5,671,883	4,241,903	14,905,933	48,765		2,090,924	6,636
Average grade:
Copper	0.475%	0.495%	0.408%	0.221%	0.381%	0.487%		0.407%	1.390%
Molybdenum	0.018%	0.027%	0.007%	0.028%	0.018%			0.007%
Lead						0.957%			0.438%
Zinc						2.882%			2.630%
Leachable material (kt)	9,077	1,674,516	2,344,891	201,381	4,229,865		770,045	232,996
Leachable material grade	0.583%	0.164%	0.141%	0.172%	0.152%		0.345%	0.319%
Waste (kt)	6,264,080	9,387,842	6,729,313	2,608,598	24,989,833		701,485	1,878,387
Total material (kt)	8,516,022	13,811,640	14,746,087	7,051,882	44,125,631	48,765	1,471,530	4,202,307	6,636
Stripping ratio ((W+L)/O)	2.80	4.02	1.60	0.66	1.96			1.01
Stripping ratio (W/(L+O))	2.78	2.12	0.84	0.59	1.31		0.91	0.81

Leachable material
Reserves in stock (kt)	20,403	1,291,638	956,610	693,743	2,962,394
Average copper grade	0.488%	0.153%	0.139%	0.243%	0.172%

In pit reserves:
Proven (kt)	2,441	606,831	1,700,937	147,021	2,457,230		223,189	165,178
Average copper grade	0.607%	0.208%	0.146%	0.175%	0.164%		0.319%	0.369%
Probable (kt)	6,636	1,067,685	643,954	54,360	1,772,635		546,856	67,818
Average copper grade	0.574%	0.138%	0.126%	0.163%	0.136%		0.355%	0.197%
Total leachable reserves (kt)	29,480	2,966,154	3,301,501	895,124	7,192,259		770,045	232,996
Average copper grade	0.517%	0.159%	0.140%	0.227%	0.160%		0.345%	0.319%
Copper contained in ore reserves in pit(kt) (3)	10,707	16,355	26,448	9,721	63,231	237	2,657	9,253	92

kt = Thousand tons

W= Waste, L= Leachable material; O= Ore.

(1)             The Cuajone, Toquepala, Buenavista and La Caridad  concentrator recoveries calculated for these reserves were 85.7%, 86.5%, 81.0%, and 80.7%,  respectively, obtained by using recovery formulas according to the different milling capacity and geo-metallurgical zones.

(2)            The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	522.9	882.7	1,405.6
Lead	210.3	256.5	466.8

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

Metal Price Sensitivity:

In preparing the sensitivity analysis, we recalculated our reserves based on the assumption that current average metal prices were 20% higher and 20% lower, respectively, than the actual current average prices for year-end 2013.  Reserve results of this sensitivity analysis are not proportional to the increase or decrease in metal price assumptions.

	INCREASE — 20%			DECREASE — 20%
	Open-Pit Mines	IMMSA	Development Projects	Open-Pit Mines	IMMSA	Development Projects
Mineral Reserves
Metal prices:
Copper ($/lb.)	4.384	4.384	4.384	2.923	2.923	2.923
Molybdenum ($/lb.)	15.283		15.283	10.189		10.189
Cut-off grade	0.115%		0.104%	0.173%		0.166%
Proven
Sulfide ore reserves (kt)	11,160,051	19,054	1,298,422	9,248,812	18,455	1,262,728
Average grade:
Copper	0.393%	0.450%	0.434%	0.424%	0.460%	0.445%
Molybdenum	0.018%		0.007%	0.020%		0.007%
Lead		1.100%	0.420%		1.130%	0.440%
Zinc		2.750%	2.650%		2.800%	2.610%
Leachable material (kt)	1,986,081		391,453	3,022,930		382,086
Leachable material grade	0.149%		0.337%	0.183%		0.345%

Probable
Sulfide ore reserves (kt)	4,938,654	30,341	837,333	3,765,164	28,432	746,348
Average grade:
Copper	0.310%	0.500%	0.359%	0.340%	0.520%	0.386%
Molybdenum	0.015%		0.007%	0.017%		0.007%
Lead		0.850%	0.430%		0.880%	0.440%
Zinc		2.930%	2.630%		2.980%	2.610%
Leachable material (kt)	1,660,198		623,706	1,746,871		592,733
Leachable material grade	0.122%		0.332%	0.156%		0.345%

Total
Sulfide ore reserves (kt)	16,098,705	49,394	2,135,755	13,013,976	46,887	2,009,076
Average grade:
Copper	0.367%	0.481%	0.405%	0.400%	0.496%	0.423%
Molybdenum	0.017%		0.007%	0.019%		0.007%
Lead		0.946%	0.428%		0.978%	0.440%
Zinc		2.861%	2.635%		2.909%	2.610%
Leachable material (kt)	3,646,279		1,015,159	4,769,801		974,819
Leachable material grade	0.137%		0.334%	0.173%		0.345%
Waste (kt)	25,980,877		2,583,925	22,721,816		2,245,758
Total material (kt)	45,725,861	49,394	5,734,839	40,505,539	46,887	5,229,653
Stripping ratio ((W+L)/O)	1.84		1.69	2.11		1.60
Stripping ratio (W/(L+O))	1.32		0.82	1.28		0.75

Leachable material
Reserves in stock (kt)	2,962,394			2,962,394
Average copper grade	0.172%			0.172%

In pit reserves:
Proven (kt)	1,986,081		391,453	3,022,930		382,086
Average copper grade	0.149%		0.337%	0.183%		0.345%
Probable (kt)	1,660,198		623,706	1,746,871		592,733
Average copper grade	0.122%		0.332%	0.156%		0.345%
Total leachable reserves (kt)	6,608,673		1,015,159	7,732,195		974,819
Average copper grade	0.152%		0.334%	0.173%		0.345%
Copper contained in ore reserves in pit(kt) (1)	64,163	238	12,038	60,312	233	11,866

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

Internal Ore Reserves Estimates:

The table below details our proven and probable copper and molybdenum reserves as of December 31, 2013, estimated based on long-term price assumptions of $2.00 for copper and $12.00 for molybdenum.  As discussed on page 63 the presentation of these internal ore reserve estimates are not compliant with SEC requirements, as the long-term price assumptions differ from the current prices used pursuant to SEC guidance. These internal ore reserve estimates do not affect the preparation of our financial statements.

	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT		TOTAL	MEXICAN
	Cuajone	Toquepala	Buenavista	La Caridad	OPEN-PIT	IMMSA	DEVELOPMENT PROJECTS
	Mine	Mine	Mine	Mine	MINES	UNIT (1)	Tia Maria	El Arco	Angangueo
Mineral Reserves
Metal prices:
Copper ($/lb.)	2.000	2.000	2.000	2.000	2.000	2.000	2.000	2.000	2.000
Molybdenum ($/lb.)	12.000	12.000	12.000	12.000	12.000			12.000
Cut-off grade	0.181%	0.223%	0.306%	0.240%	0.243%			0.286%
Proven
Sulfide ore reserves(kt)	1,078,934	2,105,230	1,804,311	2,148,709	7,137,184	15,954		1,187,465	1,383
Average grade:
Copper	0.559%	0.562%	0.597%	0.255%	0.478%	0.480%		0.460%	1.850%
Molybdenum	0.019%	0.033%	0.009%	0.028%	0.023%			0.008%
Lead						1.210%			0.450%
Zinc						3.040%			2.520%
Leachable material (kt)	1,986	795,473	2,665,667	485,648	3,948,774		200,819	163,921
Leachable material grade	0.693%	0.208%	0.237%	0.152%	0.221%		0.341%	0.371%

Probable
Sulfide ore reserves(kt)	769,306	249,989	675,565	828,532	2,523,392	25,545		617,667	4,676
Average grade:
Copper	0.402%	0.364%	0.545%	0.240%	0.383%	0.560%		0.416%	1.410%
Molybdenum	0.017%	0.012%	0.008%	0.029%	0.018%			0.008%
Lead						0.910%			0.450%
Zinc						3.100%			2.580%
Leachable material (kt)	5,918	933,249	784,753	145,605	1,869,525		477,909	65,551
Leachable material grade	0.608%	0.163%	0.214%	0.148%	0.185%		0.385%	0.199%

Total
Sulfide ore reserves(kt)	1,848,240	2,355,219	2,479,876	2,977,241	9,660,576	41,499		1,805,132	6,058
Average grade:
Copper	0.494%	0.541%	0.583%	0.251%	0.453%	0.529%		0.445%	1.510%
Molybdenum	0.018%	0.031%	0.009%	0.028%	0.022%			0.008%
Lead						1.025%			0.450%
Zinc						3.077%			2.566%
Leachable material (kt)	7,904	1,728,722	3,450,420	631,253	5,818,299		678,728	229,472
Leachable material grade	0.629%	0.184%	0.232%	0.151%	0.209%		0.372%	0.322%
Waste (kt)	4,848,462	9,446,400	4,862,604	1,832,910	20,990,376		615,955	1,385,747
Total material (kt)	6,704,606	13,530,341	10,792,900	5,441,404	36,469,251	41,499	1,294,683	3,420,351	6,058
Stripping ratio ((W+L)/O)	2.63	4.74	3.35	0.83	2.78			0.89
Stripping ratio (W/(L+O))	2.61	2.31	0.82	0.51	1.36		0.91	0.68

Leachable material
Reserves in stock (kt)	20,403	1,291,638	956,610	693,743	2,962,394
Average copper grade	0.488%	0.153%	0.139%	0.243%	0.172%

In-pit reserves:
Proven (kt)	1,986	795,473	2,665,667	485,648	3,948,774		200,819	163,921
Average copper grade	0.693%	0.208%	0.237%	0.152%	0.221%		0.341%	0.371%
Probable(kt)	5,918	933,249	784,753	145,605	1,869,525		477,909	65,551
Average copper grade	0.608%	0.163%	0.214%	0.148%	0.185%		0.385%	0.199%
Total leachable reserves	28,307	3,020,360	4,407,030	1,324,996	8,780,693		678,728	229,472
Average copper grade	0.527%	0.171%	0.212%	0.199%	0.197%		0.372%	0.322%
Copper contained in ore reserves (kt) (2)	9,180	15,923	22,463	8,426	55,992	220	2,525	8,772	91

(kt) = Thousand tons

(1)            W= Waste, L= Leachable material; O= Ore.

(2)             The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	485.0	791.9	1,276.9
Lead	193.0	232.5	425.5

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

4.              In the final stage, accumulated tons mined, weighted average grade for ore material and leach is compared to data coming from our SRP system.

Tonnage and grade reconciliation for 2013 are as follows:

	Long Range Model		Mill		Variance
Mine	Tons (thousands)	% Copper	Tons (thousands)	% Copper	Tons (thousands)	% Copper
Cuajone	29,097	0.660	29,269	0.669	(172)	(0.009)
Toquepala	20,599	0.567	19,954	0.611	645	(0.044)
Buenavista	25,233	0.537	25,260	0.559	(27)	(0.022)
La Caridad	33,305	0.340	33,570	0.344	(265)	(0.004)

If the estimation error appears greater than 3%, a detailed evaluation is done to review the differences, which normally could result in more in-fill drilling, in order to better understand the geological characteristics (grade, rock type, mineralization and alteration) and the spacing of drill holes which are considered in the ore body zone.

AVERAGE DRILL-HOLE SPACING

The following is the average drill-hole spacing for proven and probable sulfide reserves as of December 31, 2013:

	Proven	Probable
	(average spacing in meters)
Cuajone	77.24	119.68
Toquepala	78.32	116.31
Buenavista	53.10	106.24
La Caridad	46.52	104.71

ITEM 3. LEGAL PROCEEDINGS

Reference is made to the information under the caption “Litigation Matters” in the consolidated financial statement Note 13 “Commitments and contingencies.”

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SCC COMMON STOCK:

SCC’s common stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange (“BVL”).  Effective February 17, 2010, SCC’s common stock symbol changed from PCU to SCCO on both the NYSE and the BVL.  At December 31, 2013, there were 1,115 holders of record of our common stock.  The Company’s common stock commenced trading on NYSE and BVL in 1996.

DIVIDEND AND STOCK MARKET PRICES:

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE and the BVL for the periods indicated.

	2013					2012
Quarters	1st	2nd	3rd	4th	Year	1st	2nd	3rd	4th	Year
Dividend per Share (1)	$0.24	$0.20	$0.12	$0.12	$0.68	$0.54	$0.53	$0.24	$2.75	$4.06

Stock market Price
NYSE:
High	$41.96	$37.22	$30.15	$29.54	$41.96	$36.12	$33.28	$36.92	$38.94	$38.94
Low	$35.74	$27.06	$25.90	$24.78	$24.78	$30.74	$28.16	$30.51	$33.28	$28.16

BVL:
High	$41.80	$37.42	$30.35	$29.15	$41.80	$36.20	$33.30	$36.80	$38.68	$38.68
Low	$36.10	$27.27	$26.35	$24.85	$24.85	$30.73	$28.20	$30.50	$33.80	$28.20

(1)         Dividend paid in the first quarter of 2012 includes a cash dividend of $0.19 and a stock dividend of $0.35.

Dividend paid in the fourth quarter of 2012 includes a one-time dividend related to the settlement of the shareholder derivative lawsuit. Please see Note 14. Stockholders’ Equity.

On January 30, 2014, the Board of Directors authorized a dividend of $0.12 per share payable on March 4, 2014, to shareholders of record at the close of business on February 18, 2014.

For a description of limitations on our ability to make dividend distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources” and Note 10 “Financing” to our consolidated financial statements.

DIRECTORS’ STOCK AWARD PLAN

The following table sets forth certain information related to our shares held as treasury stock for the Directors stock award plan at December 31, 2013:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Directors’ stock award plan	N/A	N/A	302,400

For additional information see Note 14 — “Stockholders Equity” — “Directors’ Stock Award Plan.”

SCC COMMON STOCK REPURCHASE PLAN:

In 2008, our Board of Directors authorized a $500 million share repurchase program. On July 28, 2011, our Board of Directors authorized an increase of the share repurchase program to $1 billion and on October 17, 2013, our Board of Directors authorized an additional increase to $2 billion.  Pursuant to this program, the Company purchased common stock as shown in the table below.  These shares are available for general corporate purposes.  The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost ($ in
From	To	Purchased	Share	Announced Plan	@ $28.71 (*)	millions)
2008:		28,510,150	$13.49	28,510,150		$384.7
2009:		4,912,000	14.64	33,422,150		71.9
2010:		15,600	29.69	33,437,750		0.5
2011:		9,034,400	30.29	42,472,150		273.7
2012:		4,442,336	33.17	46,914,486		147.3
2013:
04/01/13	04/30/13	1,500	32.96	46,915,986		0.1
05/01/13	05/31/13	807,100	32.33	47,723,086		26.1
06/01/13	06/30/13	1,350,000	29.05	49,073,086		39.2
Total second quarter		2,158,600	30.28			65.4

07/01/13	07/31/13	1,300,000	27.60	50,373,086		35.9
08/01/13	08/31/13	641,400	26.68	51,014,486		17.1
09/01/13	09/30/13	204,012	27.65	51,218,498		5.6
Total third quarter		2,145,412	27.33			58.6

10/01/13	10/31/13	1,552,100	27.68	52,770,598		42.9
11/01/13	11/30/13	2,446,490	26.49	55,217,088		64.8
12/01/13	12/31/13	1,942,398	25.58	57,159,486		49.7
Total fourth quarter 2013		5,940,988	26.50			157.4

Total purchased		57,159,486	$20.29		29,275,745	$1,159.5

(*) NYSE closing price of SCC common shares at December 31, 2013

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 82.3% as of December 31, 2013 and 81.3% at December 31, 2012.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph comparing the yearly change in the cumulative total returns on the Company’s common stock against cumulative total return on the S&P 500 Stock Index and the S&P Metals and Mining Select Industry Index, for the five year period ending December 31, 2013.  The chart below analyzes the total return on SCC’s common stock for the period commencing  December 31, 2008 and ending December 31, 2013, compared to the total return of the S&P 500 and the S&P Metals and Mining Select Industry Index for the same five-year period.

Comparison of Five Year Cumulative Total Return *

SCC Stock, S&P 500 Index and S&P Metals and Mining Select Industry Index **

* Total return assumes reinvestment of dividends

** The comparison assumes $100 invested on December 31, 2008

In 2009, SCC´s stock had a positive return of 108.54%, compared to positive returns of 23.45% and 85.59% for the S&P 500 and for S&P Metals and Mining Select Industry Index, respectively.  In 2010, SCC’s stock had a positive return of 55.85%, compared to positive returns of 12.78% and 33.20% for the S&P 500 and the S&P Metals and Mining Industry Index, respectively. In 2011, SCC´s stock had a negative return of 33.12%, compared to a 0.00% return for the S&P 500 and a negative return of 28.81% for the S&P Metals and Mining Industry Index. In 2012 SCC´s stock had a positive return of 39.30%, compared to a positive return of 13.41% for the S&P 500 Index and 11.30% for the S&P Metals and Mining Industries Index. In 2013 SCC´s stock had a negative return of 32.56%, compared to a positive return of 29.60% for the S&P 500 Index and a negative return of 5.35% for the S&P Metals and Mining Industries Index.

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

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA

The selected historical financial data presented below as of and for the five years ended December 31, 2013, includes certain information that has been derived from our consolidated financial statements.  The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto.

(In millions, except per share amounts, stock and financial ratios)	Years Ended December 31,
Statement of Earnings Data	2013	2012	2011	2010	2009

Net sales (1)	$5,952.9	$6,669.3	$6,818.7	$5,149.5	$3,734.3
Operating income	2,532.1	3,108.9	3,625.4	2,604.2	1,485.1
Net income	1,624.2	1,941.3	2,344.3	1,562.7	934.6
Net income attributable to:
Non-controlling interest	5.7	6.7	7.9	8.7	5.2
Southern Copper Corporation	$1,618.5	$1,934.6	$2,336.4	$1,554.0	$929.4

Per share amounts: (2)
Earnings basic and diluted	$1.92	$2.28	$2.73	$1.81	$1.08
Dividends paid	$0.68	$4.06	$2.43	$1.66	$0.44

	As of December 31,
Balance Sheet Data	2013	2012	2011	2010	2009

Cash and cash equivalents	$1,672.7	$2,459.5	$848.1	$2,192.7	$772.3
Total assets	11,210.4	10,383.7	8,062.7	8,128.0	6,058.2
Total long-term debt, including current portion	4,204.9	4,213.9	2,745.7	2,760.4	1,280.3
Total liabilities	5,648.6	5,594.6	4,026.4	4,217.6	2,164.6
Total equity	$5,561.8	$4,789.1	$4,036.3	$3,910.4	$3,893.7

	Years Ended December 31,
Statement of Cash Flows	2013	2012	2011	2010	2009

Net income	$1,624.2	$1,941.3	$2,344.3	$1,562.7	$934.6
Depreciation, amortization and depletion	396.0	325.7	288.1	281.7	273.6
Cash provided from operating activities	1,857.2	2,004.0	2,079.9	1,920.7	963.2
Capital expenditures (3)	(1,703.3)	(1,051.9)	(612.9)	(408.7)	(414.8)
Debt repaid	(10.0)	(10.0)	(15.3)	(10.0)	(10.0)
Debt incurred	—	1,477.5	—	1,489.7	—
Dividends paid to common stockholders	(573.8)	(3,140.0)	(2,080.4)	(1,428.0)	(376.0)
SCC common shares buyback	(281.4)	(147.3)	(273.7)	(0.5)	(71.9)
SCC shareholder derivative lawsuit	—	2,108.2	—	—	—
Increase (decrease) in cash and cash equivalents	$(786.8)	$1,611.4	$(1,344.6)	$1,420.4	$55.6

	Years Ended December 31,
Capital Stock (2)	2013	2012	2011	2010	2009

Common shares outstanding — basic and diluted (in thousands)	835,318	845,551	849,978	858,998	858,998
NYSE Price — high	$41.96	$38.94	$49.59	$48.84	$36.40
NYSE Price — low	$24.78	$28.16	$23.99	$26.19	$12.74
Book value per share	6.62	5.64	4.77	4.58	4.56
P/E ratio	14.95	16.60	11.04	26.94	30.44

	Years Ended December 31,
Financial Ratios	2013	2012	2011	2010	2009

Gross margin(4)	45.1%	53.6%	55.3%	53.2%	42.7%
Operating income margin(5)	42.5%	46.6%	53.2%	50.6%	39.8%
Net margin(6)	27.2%	29.0%	34.3%	30.2%	24.9%
Current assets to current liabilities	4.36	5.02	3.11	3.28	3.04
Net debt(7)/Net capitalization(8)	31.3%	26.8%	32.0%	12.7%	11.5%
Ratio of earnings to fixed charges(9)	9.9x	15.7x	18.8x	15.5x	15.1x

(1)                     Please see copper and metal prices for the last 15 years on Item 1 Business — “Metal Prices”

(2)                     Per share amounts reflect earnings and dividends of Southern Copper Corporation. Numbers of shares and values per share have been adjusted to reflect the effect of the 9.0 million shares paid as stock dividend on February 28, 2012.

(3)                     Please see Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations, “Capital Investment Programs.”

(4)                 Represents net sales less cost of sales (including depreciation, amortization and depletion), divided by net sales as a percentage.

(5)                 Represents operating income divided by sales as a percentage.

(6)                 Represents net income divided by net sales as a percentage.

(7)                 Net debt is defined as total debt minus cash and cash equivalents balance.  Please see Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations, “Financing Section.”

(8)                 Represents net debt divided by net debt plus equity. Net debt to net capitalization is a Non-GAAP measure. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our net debt to net capitalization ratio to total debt and capitalization as presented in the consolidated balance sheet is presented under the subheading “Non-GAAP information reconciliation” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(9)                 Represents earnings divided by fixed charges.  Earnings are defined as earnings before income taxes, non-controlling interest and cumulative effect of change in accounting principle, plus fixed charges and amortization of interest capitalized, less interest capitalized.  Fixed charges are defined as the sum of interest expense and interest capitalized, plus amortized premiums, discounts and capitalized expenses related to indebtedness.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to and should be read together with our Audited Consolidated Financial Statements as of and for each of the years in the three-year period ended December 31, 2013.  Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for Southern Copper Corporation and its subsidiaries (collectively, “SCC,” the” Company,” “our,” and “we”) on a consolidated basis for all periods.  Our financial results may not be indicative of our future results.

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

In 2013, we invested $1,703.3 million in capital programs along with $51 million in our exploration efforts. We believe this commitment to growth will continue to benefit our Company, our investors, our neighboring communities, and the countries in which we operate.

We believe we hold the world’s largest copper reserve position. Our copper ore reserves, at December 31, 2013, totaled 67.6 million tons of contained copper, calculated at a copper price of $2.00 per pound (as of December 31, 2013, the LME and COMEX copper price was $3.35 and $3.44, respectively), as follows:

Copper contained in ore reserves	Thousand tons
Mexican open-pit	30,889
Peruvian operations	25,103
IMMSA	220
Development projects	11,388
Total	67,600

Outlook:  Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•                  Changes in copper and molybdenum prices: In 2013, the average LME copper price was $3.32 per pound and the average COMEX copper price was $3.34 per pound, about 8% and 7.5% lower than in 2012, respectively.  Average silver, molybdenum and zinc prices in 2013 decreased, 23.6%, 18.7% and 1.1%, respectively, compared to 2012. In 2013, per pound LME spot copper prices ranged from $3.01 to $3.74.

•                  Sales structure: In the last three years approximately 77.3% of our revenues came from the sale of copper, 7.1% from molybdenum, 7.1% from silver, 3.1% from zinc and 5.4% from various other products, including sulfuric acid, gold and other materials.

•                 Metal markets: We are cautiously optimistic about the current economic scenario. The International Monetary Fund has consistently increased its 2014 growth forecast for the world economy, expecting a 3.7% increase in global GDP growth for 2014 and 3.9% for 2015. A driver for the world economy is the synchronized growth expected for the United States, Europe and Japan, which together represent about 54% of the world GDP. These three economies consume directly about 31% of the world’s refined copper production and are an important driver of indirect demand.

Copper: During 2013, we have seen the strong fundamentals of this market coming back again to support copper prices. As of December 31, 2013, inventories at the three major warehouses (LME, COMEX and Shanghai) have decreased by 427,300 tons or 45% since their peak in June of last year. This decreasing trend has continued during 2014, with inventories of refined copper at January 31, 2014, 6% lower than 2013´s close.

We expect that the sustained recovery of the major economies, in conjunction with the year-to-year increase in Chinese copper imports of 6.5%, will reduce the chance of an oversupply, particularly of refined copper, our main product, in 2014.

On the supply side, despite some evidence of a possible market oversupply for the coming year, we think that several structural factors, such as labor stoppages, excessive taxation or governmental intervention, technical problems, scrap shortages and other issues are affecting and will continue to affect copper supply, offsetting the net impact of additional production coming from new projects and expansions.

We believe that we are well positioned to take advantage of the strong fundamentals of the copper market. We believe that our aggressive investment program of organic growth, aimed at increasing production from current capacity to approximately 1.2 million tons by 2017 will lead to further benefits in the coming years.

Silver: Represented 6.6% of our sales in 2013 and it is with molybdenum our most significant by-product. Silver prices averaged $23.82 per ounce in 2013, 23.6% lower than its 2012 price. We believe that silver prices will have strong support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty.

Molybdenum: Represented 6.6% of our sales in 2013. In last quarter of 2013 we saw stable molybdenum demand. Regarding the supply, we are expecting a 10% worldwide growth coming from our Buenavista operation as well as Sierra Gorda, Toromocho and Caserones, among other projects.

Even though the current scenario for molybdenum prices is not positive, it is important to note that about 50% of the supply of this metal comes from primary or dedicated molybdenum mines, which have a cash cost  in the range of $9-$12 per pound. This creates a natural barrier for the molybdenum market to adjust production volume and thereby protect low cost secondary molybdenum producers such our Company.

Zinc: Represented 3.4% of our sales in 2013. We also believe that zinc has very good long term fundamentals due to its significant industrial consumption and expected mine production shutdowns. In the last 12 months, zinc inventories have decreased by 30%, improving this markets fundamentals. We are expecting an increasing price scenario for zinc in the next few years.

•                 Production: For 2014, we are expecting to produce 672,400 tons of copper from our mines. We don’t expect to process third party copper concentrates in 2014. As we have reported, we expect that the new SX-EW III plant at Buenavista will start operations during the second quarter of 2014 and produce 53,400 tons during 2014.

We expect to produce 21,500 tons of molybdenum in 2014, 7.6% more than our 2013 production and a new Company record.  This production forecast includes 1,980 tons from our molybdenum plant at Buenavista.

We also expect to produce and sell 16.3 million ounces of silver and produce 95,200 tons of zinc in 2014.

•                  Cost:  Our operating costs and expenses for the three-year period 2011 to 2013 have generally increased in each of the years.  Our comparison of costs for the three year period is as follows:

	2013	2012(*)	2011
Operating costs and expenses (in millions)	$3,421	$3,244	$3,193
Percentage increase from prior year	5.5%	1.6%

(*) Operating costs and expenses for 2012 does not include a one-time expense of $316.2 million, for legal fees related to a shareholder derivative lawsuit. According, operating costs and expenses for 2012 is a non-GAAP measure, please see subheading “Non-GAAP information reconciliation”, for a reconciliation of this to a GAAP measure, in this Item 7.

Operating costs and expenses increased in the three-year period due to higher depreciation, caused by the completion and placing in service of some capital assets for both our Buenavista expansion program and our maintenance programs.  Cost of sales increases, during the period, were largely caused by the higher cost of fuel, power and labor.  The sharp decrease in the purchase and sale of third-party metal concentrates in the 2013 and 2012 years, helped reduce cost of sales.

•                  Capital Expenditures:  Capital expenditures reached a new record of $1,703.3 million for 2013, 105.2% of net income and 61.9% higher than in 2012. Our growth program to develop the full production potential of our Company is in full steam.

For 2014, we plan to invest $2.3 billion in capital projects, an increase of $600 million compared to 2013 and 142% of last year’s net income.  As we have previously reported, our investment program aims to increase copper production capacity approximately 87% by 2017.

•                  World Finance recognition. In November 2013, World Finance, an international business magazine, recognized our 2012 $1.5 billion fixed-rate senior unsecured notes as the best international debt issue of the year in the mining industry.  The notes were issued in two tranches, $300 million due in 2022 at an annual interest rate of 3.5% and $1.2 billion due in 2042 at an annual interest rate of 5.25%. At the time, these interest rates were the lowest obtained by any BBB rated Latin-American debt issue with maturities of 10 and 30 years.

•                 Mexican tax changes; In December 2013, the Mexican Congress enacted tax law changes that became effective on January 1, 2014. Among other things the new law establishes:

1)       A 7.5% mining royalty on taxable EBITDA. Assuming a copper price of $3.50 per pound, this royalty charge would have an estimated net after-tax cost of $53 million, in 2014.

2)       An additional royalty of 0.5% on the net sales value of gold, silver and platinum. We do not expect this royalty charge to have a significant impact on our results.

3)       A change in the method used to determine water rights which will increase water cost by approximately $20 million per year,

4)       A new environmental tax on the sale and importation of fossil fuels that would have an annual estimated cost of approximately $6 million.

5)       The law eliminates certain benefits of tax consolidation rules, and

6)       The law maintains the statutory income tax rate at 30%, thereby eliminating the scheduled reductions for 2014 and 2015.

Related to these changes we recognized a deferred income tax charge of $34.7 million.

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

Earnings: The table below highlights key financial and operational data of our Company for the three years ended December 31, 2013 (in millions, except per share amounts):

	Year			Variance
	2013	2012	2011	2013-2012	2012-2011
Net sales	$5,953	$6,669	$6,819	$(716)	$(150)
Operating income	2,532	3,109	3,625	(577)	(516)
Net income attributable to SCC	$1,618	$1,935	$2,336	$(317)	$(401)
Earnings per share	$1.92	$2.28	$2.73	$(0.36)	$(0.45)
Dividends per share	$0.68	$4.06	$2.43	$(3.38)	$1.63
Pounds of copper sold	1,382	1,415	1,320	(33)	95

Net sales decreased in the three-year period from 2011 to 2013, due to lower metal prices for copper and our principal by-products.  Improved sales volumes for some of our products helped reduce the impact of the price decreases.  The 2013 molybdenum sales volume increased by 9.4% and includes a new record of 25.9 million pounds at our La Caridad mine and 0.8 million pounds from the first production of the new molybdenum plant at Buenavista.

The two largest components of operating costs and expenses are cost of sales and depreciation, amortization and depletion, which increased in each of the years in the periods above.   Cost of sales and depreciation, amortization and depletion increased by a little over $100 million and $70 million, respectively, in 2013. The increase in cost of sales was due to cost inflation of fuel, explosives, tires and reagents, as well as increases in labor cost, mainly at the Peruvian operations due to the new collective bargaining agreements, signed in early 2013.  The increase in depreciation was mainly due to the start-up of the Quebalix III and the first molybdenum plant at Buenavista, as well as maintenance capital acquisitions at most of our operations.  The 2012 operating cost, however, includes a charge of $316.2 million for legal fees related to our shareholders derivative lawsuit.  This unique charge affects 2012 with no equivalent charge in the other years.

Finally, net income in 2013 was 16.3% lower mainly due to the above factors.

Production: The table below highlights, mine production data of our Company for the three years ended December 31, 2013:

	Year
	2013	2012	2011
Copper (in million pounds)	1,360	1,406	1,295
Molybdenum (in million pounds)	44	40	41
Zinc (in million pounds)	219	198	185
Silver (in million ounces)	13	14	13

The tables below highlights copper production data at each of our mines for the three years ended December 31, 2013:

				Variance
Copper				2013-2012		2012-2011
(in million pounds):	2013	2012	2011	Volume	%	Volume	%
Toquepala	306.6	335.8	343.3	(29.2)	(8.7)%	(7.5)	(2.2)%
Cuajone	371.7	350.1	309.0	21.6	6.2%	41.1	13.3%
La Caridad	266.2	266.0	250.5	0.2	0.1%	15.5	6.2%
Buenavista	401.7	441.1	380.3	(39.4)	(8.9)%	60.8	16.0%
IMMSA	14.1	12.9	12.2	1.2	9.3%	0.7	5.7%
Total mined copper	1,360.3	1,405.9	1,295.3	(45.6)	(3.2)%	110.6	8.5%

2013 compared to 2012:

Mined copper in 2013 decreased 45.6 million pounds, compared to 2012 production.  This decrease was due to:

• Lower production at our Buenavista mine, which experienced temporary flooding problems,

• lower production at the Toquepala mine due to lower ore grades and throughput at the concentrator, and

• lower SX-EW production because of a decrease in PLS grades.  Partially offset by,

• higher production at the Cuajone mine resulting from higher ore grades and recoveries.

Molybdenum production increased 3.5 million pounds in 2013, compared to 2012. Molybdenum production increased in all our mines. La Caridad mine reached a new record production of 25.9 million pounds in 2013 compared to the prior year record of 24.2 million pounds. Additionally, the new Buenavista molybdenum plant which started commercial production by the end of the third quarter 2013, produced 0.8 million pounds of molybdenum.

Zinc mine production from our IMMSA unit in Mexico, increased by 20.9 million pounds in 2013, 10.6% higher than in 2012, mainly as a result of higher recoveries and a full year of production at the Santa Eulalia mine after the flooding problems of prior years were resolved.

Our silver production decreased slightly in 2013, compared to 2012 production, due to lower production at the Toquepala, Buenavista and La Caridad mines offset somewhat by higher production at the Cuajone and IMMSA mines.

2012 compared to 2011:

Mined copper in 2012 increased 110.6 million pounds, compared to 2011 production.  This increase was due to higher production at our Mexican mines and includes an additional 60.8 million pounds at the Buenavista mine, which had record production in 2012, 15.5 million pounds at the La Caridad mine, and 41.1 million pounds of higher production at the Cuajone mine.  These increases in production were the result of higher ore grades and recoveries, and were partially offset by lower production at the Toquepala mine, whose production decreased by 2.2% mainly due to lower PLS copper grade and volume processed at the SX-EW plant.

Molybdenum production decreased slightly in 2012, compared to 2011, due primarily to 2.0 million pounds of lower production at the Toquepala mine, as a result of lower ore grades and recoveries, offset by 1.2 million pounds and 0.2 million pounds of higher production at La Caridad mine and Cuajone mine, respectively.

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

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation,” on page 101.  We disclose operating cash cost per pound of copper produced, both without and with the inclusion of by-product revenues.

We define operating cash cost per pound of copper produced without by-product revenues as cost of sales (exclusive of depreciation, amortization and depletion), plus selling, general and administrative charges, treatment and refining charges net of sales premiums; less the cost of purchased concentrates, workers’ participation and other miscellaneous charges, including royalty charges, and the change in inventory levels; divided by total pounds of copper produced by our own mines.

In our calculation of operating cash cost per pound of copper produced, we exclude depreciation, amortization and depletion, which are considered non-cash expenses. Exploration is considered a discretionary expenditure and is also excluded.  Workers’ participation provisions are determined on the basis of pre-tax earnings and are also excluded.  Additionally excluded from operating cash costs are items of a non-recurring nature and the mining royalty charge as it is based on various calculations of taxable income, depending on which jurisdiction, Peru or Mexico, is imposing the charge.  We believe these adjustments will allow our management and stakeholders to see a presentation of our controllable cash cost, which we consider is one of the lowest of copper producing companies of similar size.

We define operating cash cost per pound of copper produced with by-product revenues as operating cash cost per pound of copper produced, as defined above, less by-product revenues and net revenue (loss) on sale of metals purchased from third parties.

In our calculation of operating cash cost per pound of copper produced, with by-product revenues, we credit against our costs the revenues from the sale of all our by-products, including, molybdenum, zinc, silver, gold, etc. and the net revenue (loss) on sale of metals purchased from third parties.  We disclose this measure including the by-product revenues in this way because we consider our principal business to be the production and sale of copper.  As part of our copper production process, much of our by-products are recovered. These by-products, as well as the process of copper purchased from third parties, are a marginal part of our production process and their sales value contribute to cover part of our incurred fixed costs. We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.

We believe that both of these measures are useful tools for our management and our stakeholders.  Our cash costs, without by-product revenues allows us to monitor our cost structure and address with operating management areas of concern as copper is our main source of revenues.

The measure operating cash cost per pound of copper with by-product revenues is a common measure used in the copper industry and is a useful management tool that allow us to track our performance and better allocate our resources. This measure is also used in our investment project evaluation process to determine a project’s potential contribution to our operations, its competitiveness and its relative strength in different price scenarios. The expected contribution of by-products is generally a significant factor used by the copper industry in determining whether to move forward with the development of a new mining project. As the price of our by-product commodities can have significant fluctuations from period to period, the value of its contribution to our costs can be volatile.

Our operating cash cost per pound of copper produced, as defined above, is presented in the table below for the three years ended December 31, 2013:

Operating cash cost per pound of copper produced(1)

 (In millions, except cost per pound and percentages)

				Variance
	2013	2012	2011	2013-2012		2012-2011
				Value	%	Value	%
Total operating cash cost without by-product revenues	$2,565.3	$2,382.8	$2,139.4	$182.5	7.7%	$243.4	11.4%
Total by-product revenues	(1,231.4)	(1,429.3)	(1,501.9)	(197.9)	(13.8)%	(72.6)	(4.8)%
Total operating cash cost with by-product revenues	$1,333.9	$953.5	$637.5	$380.4	39.9%	$316.0	49.6%
Total pounds of copper produced	1,338.8	1,377.4	1,259.5	(38.6)	(2.8)%	117.9	9.4%
Operating cash cost per pound without by-product revenues	$1.92	$1.73	$1.70	$0.19	11.0%	$0.03	1.8%
Operating cash cost per pound with by-product revenues	$1.00	$0.69	$0.51	$0.31	44.9%	$0.18	35.3%

______________________________

(1) These are non-GAAP measures, see page 101 for reconciliation to GAAP measure.

2013 compared to 2012:

As seen on the chart above, operating cash cost per pound of copper without by-product revenues was $0.19 per pound higher than in 2012, an increase of 11.0%, due to higher production cost. Production cost increases were primarily, from Peruvian labor cost, as a result of the new collective bargaining agreements, and higher fuel and power costs. In addition, there were increases in some of the other operating material we use in our operations, including tires, explosives and reagents.

Our cash cost per pound for 2013 when calculated with by-product revenues was $1.00 per pound, compared to $0.69 per pound in 2012.  In addition to the increase in production cost, lower sales prices of our main by-products reduced the positive contribution of by-product revenues.

2012 compared to 2011:

Operating cash cost per pound of copper without by-product revenues was $0.03 per pound higher than in 2011, an increase of 1.8%, mainly due to increases in fuel and power cost, partially offset by the lowering effect on unit cost from higher production.

Our cash cost per pound for 2012 when calculated with by-product revenues was $0.69 per pound, compared to $0.51 per pound in 2011. The increase was largely as result of lower prices for our major by-products, which decreased in a range from 11% to 18% in the period.

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

We are subject to market risks arising from the volatility of copper and other metals prices.  For 2014, assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$8.7	$28.0	$1.3	$9.6

Business Segments: We view our Company as having three operating segments and manage it on the basis of these segments.  These segments are (1) our Peruvian operations, (2) our Mexican open-pit operations and (3) our Mexican underground operations, known as our IMMSA unit.  Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities that service both mines.  The Peruvian operations produce copper, with significant by-product production of molybdenum, silver and other material.  Our Mexican open-pit operations include La Caridad and Buenavista mine complexes, the smelting and refining plants and support facilities, that service both mines.  The Mexican open-pit operations produce copper, with significant by-product production of molybdenum, silver and other material.  Our IMMSA unit includes five underground mines that produce zinc, lead, copper, silver and gold, a coal mine which produces coal and coke, and several industrial processing facilities for zinc, copper and silver.

Segment information is included in our review of “Results of Operations” in this item and also in Note 19 “Segment and Related Information” of our consolidated financial statements.

Inflation and Exchange Rate Effect of the Peruvian Nuevo Sol and the Mexican Peso: Our functional currency is the U.S. dollar and our revenues are primarily denominated in U.S. dollars.  Significant portions of our operating costs are denominated in Peruvian Nuevo sol and Mexican pesos.  Accordingly, when inflation and currency devaluation/appreciation of the Peruvian currency and Mexican currency occur our operating results can be affected.  In recent years we do believe such changes have not had a material effect on our results and financial position.  Please see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for more detailed information.

Capital Investment Program: We made capital expenditures of $1,703.3 million, $1,051.9 million and $612.9 million in 2013, 2012 and 2011, respectively.  In general, the capital expenditures and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

The table below sets forth our capital expenditures for the three years ended December 31, 2013 (in millions):

Peruvian projects:	2013	2012	2011
Tia Maria — Arequipa	$41.1	$7.8	$1.6
Toquepala projects	56.7	32.7	76.0
Cuajone mine south area slope stability program	59.4	—	—
Cuajone projects	9.6	52.0	38.9
Tailings disposal — Quebrada Honda dam	0.9	1.3	0.7
Ilo three power sub-station	5.9	11.9	9.8
Sub-total projects	173.6	105.7	127.0
Maintenance and replacement	198.7	152.2	78.5
Total Peruvian expenditures	372.3	257.9	205.5

Mexican projects:
Buenavista mine expansion	167.9	216.3	97.4
New Buenavista concentrator	388.3	149.0	7.7
Buenavista projects infrastructure	39.0	69.1	9.0
Buenavista SX-EW plant III	226.7	138.3	6.5
Buenavista crusher and conveyors system for leach material, (Quebalix III)	8.1	16.1	13.6
Quebalix IV	54.0	—	—
Buenavista molybdenum plant	19.0	17.0	1.2
Buenavista mine and facilities rehabilitation		—	96.7
El Arco feasibility study, land and water rights	1.3	1.5	9.4
La Caridad Flash furnace and acid plant modernization	39.5	5.9	1.7
Santa Eulalia pumping system	1.8	4.9	9.6
Angangueo project	9.0	3.6	6.5
Sub-total projects	954.6	621.7	259.3
Maintenance and replacement	376.4	172.3	148.1
Total Mexican expenditures	1,331.0	794.0	407.4

Total capital expenditures	$1,703.3	$1,051.9	$612.9

Capital expenditures were a record in 2013, 61.9% higher than in 2012. The increase reflects our strong commitment to the growth program to develop the full production potential of our Company.   In 2014, we plan to invest $2.3 billion in capital projects. As we previously disclosed our investment program aims to increase copper production capacity approximately 87% by 2017, from 630,000 tons to 1,175,000 tons.  In addition to our ongoing capital maintenance and replacement spending, our principle capital programs include the following:

Projects in Mexico

Buenavista Projects: We continue developing our $3.4 billion investment program at this unit, which is expected to increase its copper production capacity by approximately 171%, from 180,000 tons to 488,000 tons by 2015, as well as, to increase molybdenum production.  As part of the expansion program at this unit, we expect to start copper production at our 120,000 ton capacity SX-EW III plant in the second quarter of 2014 and to have a full year production at our molybdenum plant.

The new concentrator with molybdenum circuit project includes a concentrator with an estimated annual production capacity of 188,000 tons of copper and a second molybdenum plant with a 2,600 ton capacity. In addition, the project is expected to produce annually 2.3 million ounces of silver and 21,000 ounces of gold. The total capital budget of the project is $1,383.6 million and through December 31, 2013 it has a 62.9% progress with an investment of $544.9 million. The project is expected to be completed in the first half of 2015. Four of the six ball mills acquired for the project have been installed; we are currently in the process of installing the remaining two.

Regarding the mine equipment acquisition, through December 31, 2013 we have spent $481.7 million from a total budget of $504.8 million and have received 60 of 61 trucks, the seven shovels and the eight drills required.

The SX-EW III project is moving forward to completion with an overall progress of 81.6% at December 31, 2013. The total capital budget of the project is $444.0 million of which we have spent $373.6 million through December 31, 2013. The project production capacity is 120,000 tons of copper cathodes per year and it is expected to start operating in the second quarter of 2014.

Quebalix IV change in scope. As previously reported, this project will improve the SX-EW copper production by increasing recovery and reducing hauling cost, as well as processing time. Recently, we have reassessed the project’s crushing capacity and found that by increasing it from 40 to 80 million tons per year, it could eliminate the need for an additional Quebalix facility in the future and operate at a lower unit cost. On January 30, 2014, our Board of Directors approved the described change in scope, increasing the total capital budget of the project by $100 million, to $340 million. The project is expected to be completed in the first half of 2015.

The remaining projects to complete the $3.4 billion budgeted program include investments in infrastructure, land acquisition and other facilities at Buenavista.

Angangueo: The project is moving forward as scheduled to develop this underground polymetallic deposit in Michoacan, Mexico.  With an estimated investment of $174.7 million, Angangueo includes a concentrator plant which will have an estimated average annual metal content production of 10,400 tons of copper and 7,000 tons of zinc in the first seven years.  Over the life of the mine, average annual concentrate production is expected to contain 2.4 million ounces of silver and 1,500 ounces of gold.  The project is scheduled to begin production in the first half of 2015. Through December 31, 2013 we have spent $19.0 million on the project and in 2014 we expect to begin the acquisition of the principal equipment and to start the selection process for the construction contractors.

Projects in Peru

Tia Maria Project: In the fourth quarter we successfully held the two workshops and the public hearing required as part of the approval process for the new EIA of the project. We expect to receive approval of the EIA as well as construction permits by the end of the second quarter 2014. Considering this time line, the Tia Maria project is expected to start-up production late in 2016. The project capacity is 120,000 tons of copper per year.

Toquepala Projects:  Through December 31, 2013, we have spent a total $288.5 million on Toquepala projects. These projects include the construction of a new in-pit crusher and conveyor belt system at a cost of $88.5 million to replace current mine rail haulage, which we expect will reduce annual operating cost by approximately $5.5 million.

Regarding Toquepala expansion, the project continues progressing favorably after having reached agreements with local communities. With an estimated cost of $1.0 billion, this project will increase annual production of Toquepala by 100,000 tons of copper and 3,100 tons of molybdenum.

Cuajone Projects: Through December 31, 2013, we have spent $146 million of a total budget of $157 million on two projects to increase productivity through technological improvements in this unit: (i) the Variable Cut-off Ore Grade project and (ii) the HPGR project.

A Cuajone production increment of 6.2% in 2013 shows the results of the variable cut-off ore grade project, which was completed in the first quarter 2013 at a cost of $112 million. The HPGR project, which will produce a more finely crushed material, is currently in the ramping up stage and we expect to reach full capacity during the first quarter 2014. The project will improve copper recovery and generate cost savings by reducing power consumption in the crushing process. The total project budget is $45 million of which we have spent $34 million as of December 31, 2013.  We expect that both projects will be at full capacity by the first half 2014.

The project to improve slope stability at the south area of the Cuajone mine, will remove approximately 148 million tons of waste material in order to improve the mine design without reducing our actual production level. The mine equipment acquired includes one shovel, five trucks, one drill and auxiliary equipment. Besides preparing the mine for the future, this investment will avoid a reduction in average ore grade between 2014 and 2018, while maintaining current production levels.  At December 31, 2013, we have spent $59.4 million of a total budget of $65.1 million.

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years.  The first stage and construction of the drainage system for the lateral dam are finished.  We are preparing bidding documents for the second stage that includes engineering and procurement to improve and increase the dam’s embankment.  The project has a total budgeted cost of $66.0 million with $49.9 million expended through December 31, 2013.

Other potential projects

El Arco: El Arco is a world class copper deposit in the central part of the Baja California peninsula, with ore reserves over 1.5 billion tons with an ore grade of 0.416% and 0.14 grams of gold per ton.  In 2010, we concluded the feasibility study and an investment of $56.4 million was approved for land acquisition required for the project. This project, when developed, is expected to produce 190,000 tons of copper and 105,000 ounces of gold annually.  Through December 31, 2013 we have spent $40.9 million on studies, exploration and land acquisition for the project. In 2014, we expect to continue investing in land acquisition and exploration. In addition, we will begin an engineering study to determine the best way to optimize the investment in the project.

Exploration projects: We have a number of exploration projects that we may develop in the future. We are currently involved in active exploration activities in Peru, Mexico, Chile and, more recently, in Ecuador and Argentina. For more information regarding our exploration activities, please see “Exploration Activities” in part I, Item 1. Business.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements, included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

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

	2013	2012	2011
Copper ($ per pound)	$3.65	$3.68	$3.26
Molybdenum ($ per pound)	$12.74	$14.52	$13.95

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

Long-term inventory - Leachable Material:

The leaching process is an integral part of the mining operations carried out at our open-pit mines. We capitalize the production cost of leachable material at our Toquepala, La Caridad and Buenavista mines recognizing it as inventory.  The estimates of recoverable mineral content contained in the leaching dumps are supported by engineering studies.  As the production cycle of the leaching process is significantly longer than the conventional process of concentrating, smelting and electrolytic refining, we include on our balance sheet, current leach inventory (as part of work-in-process inventories) and long-term leach inventory.  The cost attributed to the produced leach material is charged to cost of sales generally over a five-year period (the average estimated recovery period based on the recovery percentages of each mine).  However, a change in the five year-cycle generally would not have a material impact on our financial results as our production is largely from non-leach material.

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

Our Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits.  We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due.  We follow the guidance of ASC 740 “Income Taxes” to record these liabilities. (See Note 7 “Income Taxes” of the consolidated financial statements for additional information).  We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.  If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result.  If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.  We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Asset Impairments: We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable.  Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle.  We are currently using a long-term average copper price of $3.00 per pound of copper and an average molybdenum price of $10.00 per pound, reflective of the current price environment, for our impairment tests.  The results of our impairment sensitivity analysis, which included a stress test using a copper price assumption of $2.00 per pound and a molybdenum price assumption of $8.00 per pound showed projected discounted cash flows in excess of the carrying amounts of long-lived assets by margins ranging from 2.76 to 7.10 times such carrying amount.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In 2013 the Financial Accounting Standards Board (FASB) issued the following Accounting Standard Updates (“ASU”) to the FASB Accounting Standards Codification (the “ASC”).

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

These changes will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted.   The Company will apply this guidance in any future arrangement.

ASU No. 2013-05: In March 2013, the FASB issued ASU 2013-05 an update of Foreign Currency Matters (Topic 830) to clarify the treatment of cumulative translation adjustments when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance resolve the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity.

These changes will be effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. We do not expect this guidance to have a material impact on the consolidated financial position.

ASU No. 2013-11: In July 2013 the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (Topic 740 Income Taxes). The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carry forward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforward are not available or would not be used by the entity to settle any additional income tax resulting from disallowance of the uncertain tax position. The update is effective prospectively for fiscal year beginning January 1, 2014. We do not expect this guidance to have a material impact on the consolidated financial position.

PROVISIONALLY PRICED SALES

The following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2013, 2012 and 2011:

Provisionally Priced Sales	2013	2012	2011
Copper
Millions of pounds	16.1	19.7	64.3
Priced at average of (per pound)	$3.34	$3.59	$3.44
Molybdenum
Millions of pounds	10.3	8.8	10.3
Priced at average of (per pound)	$9.70	$11.60	$13.35

Provisional sales adjustments included in accounts receivable and net sales at December 31, 2013, 2012 and 2011 were as follows:

Provisional Sales Adjustments	2013	2012	2011
	(in millions)
Copper	$1.0	$2.9	$1.4
Molybdenum	0.6	3.7	(3.4)
Total	$1.6	$6.6	$(2.0)

Management believes that the final pricing of these sales will not have a material effect on our financial position or results of operations.

RESULTS OF OPERATIONS

The following table highlights key financial results for each of the years in the three-year period ended December 31, 2013.

				Variance
Statement of Earnings Data	2013	2012	2011	2013-2012	2012-2011
	(in millions)
Net sales	$5,952.9	$6,669.3	$6,818.7	$(716.4)	$(149.4)
Cost of sales (exclusive of depreciation, amortization and depletion)	(2,871.3)	(2,769.2)	(2,763.2)	(102.1)	(6.0)
Selling, general and administrative	(102.6)	(101.3)	(104.5)	(1.3)	3.2
Depreciation, amortization and depletion	(395.9)	(325.8)	(288.1)	(70.1)	(37.7)
Exploration	(51.0)	(47.9)	(37.5)	(3.1)	(10.4)
Legal fees related to the SCC shareholder derivative lawsuit	—	(316.2)	—	316.2	(316.2)
Operating income	2,532.1	3,108.9	3,625.4	(576.8)	(516.5)
Interest expense, net	(196.6)	(172.4)	(186.6)	(24.2)	14.2
Interest income	20.0	15.2	13.8	4.8	1.4
Other income (expense)	17.1	21.8	(4.0)	(4.7)	25.8
Income taxes	(769.3)	(1,080.9)	(1,104.3)	311.6	23.4
Equity earnings of affiliate	20.9	48.7	—	(27.8)	48.7
Net income attributable to non-controlling interest	(5.7)	(6.7)	(7.9)	1.0	1.2
Net income attributable to SCC	$1,618.5	$1,934.6	$2,336.4	$(316.1)	$(401.8)

NET SALES

2013-2012:  Net sales in 2013 were $5,952.9 million, compared to $6,669.3 million in 2012, a decrease of $716.4 million or 10.7%.  The decrease was principally the result of lower copper prices and sales volume as well as lower prices for our major by-products partially offset by higher sales volume of molybdenum, zinc and silver.  Copper made up 78.2% of net sales in 2013, compared to 77.0% in 2012.  Sales of by-products in 2013 totaled $1,298.1 million, compared to $1,532.4 million in 2012, a decrease of 15.3%.

2012-2011: Net sales in 2012 were $6,669.3 million, compared to a record $6,818.7 million in 2011, a decrease of $149.4 million.  The decrease was principally the result of lower metal prices. Net sales in 2011 include a gain of $13.5 million on copper hedges.

The table below outlines the average published market metals prices for our metals for each of the three years in the three-year period ended December 31, 2013:

				% Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Copper price ($ per pound - LME)	$3.32	$3.61	$4.00	(8.0)%	(9.8)%
Copper price ($ per pound - COMEX)	$3.34	$3.61	$4.01	(7.5)%	(10.0)%
Molybdenum price ($ per pound)(1)	$10.26	$12.62	$15.33	(18.7)%	(17.7)%
Zinc price ($ per pound — LME)	$0.87	$0.88	$0.99	(1.1)%	(11.1)%
Silver price ($ per ounce - COMEX)	$23.82	$31.19	$35.18	(23.6)%	(11.3)%

(1) Platt’s Metals Week Dealer Oxide.

The table below provides our metal sales as a percentage of our total net sales.

	Year Ended December 31,
Sales as a percentage of total net sales	2013	2012	2011
Copper	78.2%	77.0%	76.7%
Molybdenum	6.6%	6.8%	8.0%
Silver	6.6%	7.4%	7.2%
Zinc	3.4%	2.9%	3.1%
Other by-products	5.2%	5.9%	5.0%
Total	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product.

				Variance
Copper Sales (million pounds)	2013	2012	2011	2013-2012	2012-2011
Refined	772.7	719.9	795.8	52.8	(75.9)
Blister	3.7	72.4	—	(68.7)	72.4
Anode	2.2	5.5	23.0	(3.3)	(17.5)
Concentrates and other	133.9	132.2	41.7	1.7	90.5
SX-EW	190.8	218.9	218.1	(28.1)	0.8
Rod	279.1	265.7	242.0	13.4	23.7
Total	1,382.4	1,414.6	1,320.6	(32.2)	94.0

OPERATING COSTS AND EXPENSES

The table below summarized the production cost structure by major components for the years 2013, 2012 and 2011 as a percentage of total production cost:

	Year ended December 31,
	2013	2012	2011
Power	19.8%	20.9%	23.2%
Labor	15.9%	14.9%	14.4%
Fuel	14.9%	13.9%	13.8%
Maintenance	15.6%	16.1%	17.7%
Operating material	18.5%	18.0%	15.7%
Other	15.3%	16.2%	15.2%
Total	100.0%	100.0%	100.0%

2013-2012: Operating costs and expenses in 2013 decreased $139.5 million, compared to 2012, primarily due to:

Operating cost and expenses for 2012		$3,560.4
Less:
•	Legal fees related to SCC shareholder derivative lawsuit in 2012,	(316.2)
Plus:
•	higher cost of sales (exclusive of depreciation, amortization and depletion), principally as a result of higher production cost (labor, fuel and power and repair material costs) and higher inventory consumption, partially offset by lower workers´ participation, mining royalties and cost of metals purchased from third parties.	102.1
•	higher depreciation, amortization and depletion mainly at our Mexican operations as a result of the acquisition of mine equipment and the start-up of some projects, including the Quebalix III project.	70.2
•	higher exploration expenses	3.1
•	higher general and administrative expenses	1.3
Operating cost and expenses for 2013		$3,420.9

2012-2011: Operating costs and expenses in 2012 increased $367.1 million, compared to 2011, primarily due to:

Operating cost and expenses for 2011		$3,193.3
Plus:
•	legal fees related to SCC shareholder derivative lawsuit in 2012,	316.2
•	higher cost of sales (exclusive of depreciation, amortization and depletion), principally as a result of higher production cost (labor, fuel and power and operating and repair material costs), higher inventory consumption, higher currency translation effect primarily at our Mexican operations and higher workers´ participation; partially offset by lower cost of metals purchased from third parties, and mining royalties.	6.1
•	higher depreciation, amortization and depletion mainly due to the acquisition of mine and other equipment for our Mexican and Peruvian operations, and.	37.6
•	higher exploration expenses	10.3
Less:
•	lower selling, general and administrative expenses	(3.1)
Operating cost and expenses for 2012		$3,560.4

NON-OPERATING INCOME (EXPENSE)

				Variance
	2013	2012	2011	2013-2012	2012-2011
Interest expense	$(265.5)	$(201.8)	$(192.3)	$(63.7)	$(9.5)
Capitalized interest	68.9	29.4	5.8	39.5	23.6
Other (expense) income	17.1	21.8	(4.0)	(4.7)	25.8
Interest income	20.0	15.2	13.8	4.8	1.4
Total non-operating income and expense	$(159.5)	$(135.4)	$(176.7)	$(24.1)	$41.3

2013-2012: Non-operating income and expense were a net expense of $159.5 million in 2013 compared to a net expense of $135.4 million in 2012. The $24.1 million increase in expenses in 2013 was due to:

•                  $(63.7) million of higher interest expense as a result of the $1.5 billion notes issued in November 2012,

•                  $(18.2) million of a 2012 gain in the sale of our shares of Compania Internacional Minera, a mining company in which we had a minority participation, partially offset by

•                  $39.5 million of higher capitalized interest due to increased capital expenditures principally at our Mexican operations, and

•                  $18.4 million received in 2013 from Coimolache as a return of funds provided during the exploration stage of the Tantahuatay mine. These funds were originally expensed on our financial statements.

2012-2011: Non-operating income and expense were a net expense of $135.4 million in 2012 compared to a net expense of $176.7 million in 2011. The $41.3 million decrease in expense in 2012 is due to:

•                  $23.5 million of higher capitalized interest principally due to the Buenavista capital investment program,

•                  $18.2 million gain on sale of our shares of Compania Internacional Minera, a Mexican mining company in which we had a minority participation,

•                  $10.6 million of net gain on short-term investment due to an increase in the mark to market value, partially offset by

•                  $(9.4) million of higher interest expense as a result of the new debt issued in November 2012.

Income taxes

	2013	2012	2011
Provision for income taxes	$769.3	$1,080.9	1,104.3
Effective income tax rate	32.4%	36.3%	32.0%

The income tax provision includes Peruvian, Mexican and U.S. federal and state income taxes.  The higher effective income tax rate in 2012 was principally due to a $316.2 million one-time payment of legal fees related to the SCC shareholder derivative lawsuit, which is being treated as a non-deductible expense.

In 2013, the Mexican Congress enacted tax law changes that became effective on January 1, 2014. Among other things the law maintains the statutory rate at 30%, eliminating rate decreases scheduled to take effect for 2014 and 2015. In addition, the law has made the tax consolidation rules more restrictive.  The impact of these changes increased our deferred income tax provision in 2013 by $34.7 million. Please see Note 7 “Income taxes” for a more complete description of the tax changes.

Equity earnings of affiliate

In 2013 and 2012 we have recognized $20.9 million and 48.7 million of equity earnings of affiliate, from our 44.2% interest in the Tantahuatay mine.

Net Income attributable to the non-controlling interest

Net income attributable to the non-controlling interest in 2013 was $5.7 million, compared to $6.7 million in 2012, and $7.9 million in 2011 a decrease of $1 million and $1.2 million, respectively.  These decreases were the result of lower earnings at our Peruvian operations.

Net income attributable to SCC

Our net income attributable to SCC in 2013 was $1,618.5 million, compared to $1,934.6 million in 2012 and $2,336.4 million in 2011.  Net income attributable to SCC decreased mainly as a result of the decrease in metal prices and other factors described above.

SEGMENT RESULTS ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.  Please see a detail definition of them on Item 1 Business — “Business Reporting Segments.”

The following table presents the volume of sales by segment of copper and our significant by-products, for each of the years in the three year period ended December 31, 2013:

				Variance
Copper Sales (million pounds)	2013	2012	2011	2013-2012	2012-2011
Peruvian operations	680.1	703.0	694.5	(22.9)	8.5
Mexican open-pit	702.3	711.6	626.0	(9.3)	85.6
Mexican IMMSA unit	17.3	18.8	15.5	(1.5)	3.3
Other and intersegment elimination	(17.3)	(18.8)	(15.5)	1.5	(3.3)
Total copper sales	1,382.4	1,414.6	1,320.5	(32.2)	94.1

By-product Sales (million pounds, except silver -				Variance
million ounces)	2013	2012	2011	2013-2012	2012-2011
Peruvian operations:
Molybdenum contained in concentrate	17.2	16.1	18.0	1.1	(1.9)
Silver	3.4	3.8	3.5	(0.4)	0.3

Mexican open-pit operations:
Molybdenum contained in concentrate	26.7	24.1	23.1	2.6	1.0
Silver	10.1	9.1	7.1	1.0	2.0

IMMSA unit
Zinc-refined and in concentrate	218.5	205.9	199.9	12.6	6.0
Silver	4.9	5.4	5.2	(0.5)	0.2

Other and intersegment elimination
Zinc		—	—	—	—
Silver	(1.8)	(2.1)	(1.6)	0.3	(0.5)

Total by-product sales
Molybdenum contained in concentrate	43.9	40.2	41.1	3.7	(0.9)
Zinc-refined and in concentrate	218.5	205.9	199.9	12.6	6.0
Silver	16.6	16.2	14.2	0.4	2.0

Peruvian Open-pit Operations

	Twelve Months Ended
	December 31,			Variance
	2013	2012	2011	2013-2012	2012-2011
Net sales	$2,614.6	$2,952.3	$3,186.5	$(337.7)	$(234.2)
Operating costs and expenses	(1,606.2)	(1,603.8)	(1,644.4)	(2.4)	40.6
Operating income	$1,008.4	$1,348.5	$1,542.1	$(340.1)	$(193.6)

Net sales:

2013-2012: Net sales in 2013 decreased $337.7 million, compared to 2012, primarily due to the decrease in market prices of our principal products and lower sales volume of copper partially offset by higher molybdenum sales volume.

2012-2011:  Net sales in 2012 decreased $234.2 million, compared to 2011, primarily due to the decrease in the price of copper and the prices of our major by-products.

Operating costs and expenses:

2013-2012: Operating costs and expenses in 2013 increased $2.4 million, compared to 2012, principally due to:

Operating cost and expenses for 2012		$1,603.8
Plus:
•	higher depreciation, amortization and depletion due to the acquisition of mine equipment,	16.9
•	higher general and administrative expenses, and	1.3
•	higher exploration expenses.	6.1
Less:
•	lower cost of sales (exclusive of depreciation, amortization and depletion), mainly due to lower mining royalties, cost of metals purchased from third parties, inventory consumption and workers´ participation; partially offset by higher production cost (higher labor cost due to the new collective bargaining agreements and higher operating and repair costs due to cost inflation).	(21.9)
Operating cost and expenses for 2013		$1,606.2

2012-2011: Operating costs and expenses in 2012 decreased $40.5 million, compared to 2011, principally due to:

Operating cost and expenses for 2011		$1,644.4
Less:
•	lower cost of sales (exclusive of depreciation, amortization and depletion), principally as a result of lower cost of metals purchased from third parties; partially offset by higher inventory consumption and production cost (labor, fuel and power and operating and repair material costs).	(60.5)
•	lower general and administrative expenses.	(2.2)
Plus:
•	higher depreciation, amortization and depletion,	19.7
•	higher exploration expenses.	2.4
Operating cost and expenses for 2012		$1,603.8

Mexican Open-pit Operations

	Twelve Months Ended
	December 31,			Variance
	2013	2012	2011	2013-2012	2012-2011
Net sales	$2,976.7	$3,339.0	$3,212.1	$(362.3)	$126.9
Operating costs and expenses	(1,526.4)	(1,413.4)	(1,287.0)	(113.0)	(126.4)
Operating income	$1,450.3	$1,925.6	$1,925.1	$(475.3)	$0.5

Net sales:

2013-2012: Net sales in 2013 decreased by $362.3 million, compared to 2012, due to lower metal prices and lower copper sales volume as a result of a temporary flooding problem at the Buenavista mine, partially offset by higher molybdenum and silver sales volumes. Molybdenum sales volume increased due to a new record production at La Caridad mine and the first production of the new molybdenum plant at the Buenavista mine.  We estimate that approximately 50.6 million pounds of copper sales were lost as a result of the flooding problems.

2012-2011: Net sales in 2012 increased by $126.9 million, compared to 2011, largely as a result of higher copper sales volume from Buenavista, which had a production record of 441.0 million pounds of copper, partially offset by lower prices for copper and for our principal by-products.

Operating costs and expenses:

2013-2012: Operating costs and expenses in 2013 increased $113.0 million, compared to 2012, principally due to:

Operating cost and expenses for 2012		$1,413.4
Plus:
•	higher cost of sales (exclusive of depreciation, amortization and depletion), principally as a result of higher inventory consumption and production cost (labor, fuel and power and operating and repair material costs); partially offset by lower cost of metals purchased from third parties, sales expenses and workers´participation.	80.7
•	higher depreciation, amortization and depletion due to the acquisition of mine equipment, and	33.3
•	higher general and administrative expenses.	1.0
Less:
•	lower exploration expenses	(2.0)
Operating cost and expenses for 2013		$1,526.4

2012-2011: Operating costs and expenses in 2012 increased $126.4 million, compared to 2011, principally due to:

Operating cost and expenses for 2011		$1,287.0
Plus:
•	higher cost of sales (exclusive of depreciation, amortization and depletion), principally as a result of higher production cost (labor, fuel and power and operating and repair material costs), higher workers’ participation and higher currency translation effect; partially offset by lower inventory consumption and other cost of sales.	112.4
•	higher depreciation, amortization and depletion,	12.0
•	higher exploration expenses, and	1.7
•	higher selling, general and administrative expenses.	0.3
Operating cost and expenses for 2012		$1,413.4

IMMSA unit

	Twelve Months Ended
	December 31,			Variance
	2013	2012	2011	2013-2012	2012-2011
Net sales	$458.5	$513.0	$546.2	$(54.5)	$(33.2)
Operating costs and expenses	(394.0)	(360.4)	(370.5)	(33.6)	10.1
Operating income	$64.5	$152.6	$175.7	$(88.1)	$(23.1)

Net sales:

2013-2012: Net sales in 2013 decreased $54.5 million, compared to 2012, mainly due to lower metal prices of zinc and silver, partially offset by higher zinc sales volume mainly from the Santa Eulalia mine which restored production after resolving its prior years flooding problems.

2012-2011: Net sales in 2012 decreased $33.2 million, compared to 2011 mainly due to lower metal prices of zinc and silver, partially offset by higher zinc sales volume mainly from the Santa Eulalia mine which partially restored production after resolving its prior years flooding problems.

Operating costs and expenses:

2013-2012: Operating costs and expenses in 2013 increased $33.6 million, compared to 2012, principally due to:

Operating cost and expenses for 2012		$360.4
Plus:
•	higher cost of sales (exclusive of depreciation, amortization and depletion), principally as a result of higher net currency translation effect, higher cost of metals purchased from third parties, higher production cost (labor, fuel and power and operating and repair material costs); partially offset by lower inventory consumption.	28.3
•	higher selling, general and administrative expenses, and	0.5
•	higher depreciation, amortization and depletion.	5.8
Less:
•	lower exploration expenses.	(1.0)
Operating cost and expenses for 2013		$394.0

2012-2011: Operating costs and expenses in 2012 decreased $10.1 million, compared to 2011, principally due to:

Operating cost and expenses for 2011	$370.5
Less:
• lower cost of sales (exclusive of depreciation, amortization and depletion), principally as a result of lower net currency translation effect and lower cost of metals purchased from third parties; partially offset by higher production cost, higher workers’ participation and other cost of sales.	(16.9)
• lower selling, general and administrative expenses	(0.1)
Plus:
• higher depreciation, amortization and depletion and	0.7
• higher exploration expenses	6.2
Operating cost and expenses for 2012	$360.4

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

LIQUIDITY AND CAPITAL RESOURCES

The following discussion relates to our liquidity and capital resources for each of the years in the three year period ended December 31, 2013.

Liquidity

The following table shows the cash flow for the three year period ended December 31, 2013 (in millions):

				Variance
	2013	2012	2011	2013-2012	2012-2011
Net cash provided from operating activities	$1,857.2	$2,004.0	$2,079.9	$(146.8)	$(75.9)
Net cash used for investing activities	$(1,744.9)	$(668.6)	$(1,092.9)	(1,076.4)	$424.3
Net cash (used for) provided from financing activities	$(865.3)	$278.1	$(2,375.0)	$(1,143.3)	$2,653.1

Net cash provided from operating activities:

The 2013, 2012 and 2011 change in operating assets and liabilities include (in millions):

				Variance
	2013	2012	2011	2013-2012	2012-2011
Accounts receivable	$136.1	$(14.7)	$(135.6)	$150.8	$120.9
Inventories	(143.6)	(180.7)	(194.5)	37.1	13.8
Accounts payable and accrued liabilities	(63.6)	(135.7)	(136.9)	72.1	1.2
Other operating assets and liabilities	2.3	43.5	47.8	(41.2)	(4.3)
Total	$(68.8)	$(287.6)	$(419.2)	$218.8	$131.6

2013:  In 2013, net income was $1,624.2 million, approximately 87.5% of the net operating cash flow. Significant items added to (deducted from) net income, to arrive at operating cash flow included:

•                   $396.0 million of depreciation, amortization and depletion,

•                   $  13.1 million of currency translation loss,

•                   $(97.2) million of a deferred income tax benefit, and

•                   $(10.1) million of equity earnings of affiliate, net of dividend received.

In addition, in 2013 an increase in working capital reduced operating cash flow by $68.8 million and included:

•                  A decrease in accounts receivable mainly due to lower prices and lower sales volume.

•                  An inventory increase mainly due to an increase of $(197.5) million in leachable material partially reduced by the consumption of the metal in process.

•                  A decrease in accounts payable and accrued liabilities was mainly due to higher payment of income tax and workers’ participation than amounts accrued.

2012:  In 2012, net income was $1,941.4 million, approximately 96.9% of the net operating cash flow. Significant items added to (deducted from) net income, to arrive at operating cash flow included:

•                  $325.7 million of depreciation, amortization and depletion,

•                  $55.8 million of a deferred income tax provision , and

•                  $(18.2) million of a gain on sale of investment.

In addition, in 2012 an increase in working capital decreased operating cash flow by $287.6 million, as detailed above, and included:

•                  The increase in inventories of $180.7 million which includes an increase of $157.0 million in capitalized leachable material and $31.8 million of higher supplies inventory.

•                  The decrease in accounts payable and accrued liabilities was mainly due to higher income tax payments.

2011: In 2011, net income was $2,344.3 million, approximately 112.7% of the net operating cash flow. Significant items added to (deducted from) net income, to arrive to operating cash flow included:

•                  $288.1 million of depreciation, amortization and depletion and

$(117.9) million of a deferred income tax benefit.

In addition, in 2011 an increase in working capital decreased operating cash flow by $419.2 million, and included:

•                  An increase in accounts receivable principally due to higher sales volume resulting from the restoration of the Buenavista mine production.

•                  An increase in inventories of $194.5 million, which  includes an increase of $118.8 million in capitalized leachable material, $25.4 million in finished goods inventory, principally due to shipping delays and $43.1 million of higher work-in process inventory, principally due to the restoration of the Buenavista mine, and

•                  A decrease in accounts payable and accrued liabilities mainly due to payments to suppliers and income tax payments.

Net cash used for investing activities:

2013: Net cash used for investing activities in 2013 included $1,703.3 million for capital expenditures. The capital expenditures included:

•                  $1,331.0 million of investments at our Mexican operations:

•                  $167.9 million for the Buenavista mine equipment,

•                  $388.3 million for the new Buenavista concentrator,

•                  $226.7 million for the SX-EW III project,

•                  $  39.0 million for new projects infrastructure,

•                  $  54.0 million for the Quebalix IV project,

•                  $  60.6 million at our IMMSA unit, and

•                  $394.5 million for various other replacement expenditures.

•                  $372.3 million of investments at our Peruvian operations:

•                  $41.1 million for the Tia Maria project,

•                  $56.7 million for the Toquepala projects,

•                  $59.4 million for the improvement of slope stability at the south area of Cuajone, and

•                  $215.1 million for various other replacement expenditures.

The 2013 investment activities include a purchase of short-term investments of $74.0 million. The year also includes a $22.7 million loan repayment from an affiliate and the release of the escrow deposit of $5.1 million related to the final payment of the Mitsui loan.

2012: Net cash used for investing activities in 2012 included $1,051.9 million for capital expenditures. The capital expenditures included:

•                  $794.0 million of investments at our Mexican operations:

•                  $216.3 million for the Buenavista mine equipment,

•                  $149.0 million for the new Buenavista concentrator,

•                  $138.3 million for the SX-EW III project,

•                  $69.1 million for new projects infrastructure,

•                  $56.0 million at our IMMSA unit, and

•                  $165.3 million for various other replacement expenditures.

•                  $257.9 million of investments at our Peruvian operations:

•                  $  32.7 million for the Toquepala projects,

•                  $  52.0 million for the Cuajone projects, and

•                  $173.2 million for various other replacement expenditures.

The 2012 investment activities include $152.4 million used for the purchase of short-term investments and a $37.6 million loan made to an affiliate company, less $540.1 million of proceeds on the sales of short-term investments, $18.2 million from the sale of an investment and $15.1 million of proceeds from the sale of inactive properties.

2011: Net cash used for investing activities in 2011 included $612.9 million for capital expenditures. The capital expenditures included:

•                  $407.4 million of investments at our Mexican operations:

•                  $97.4 million for the Buenavista mine equipment,

•                  $96.7 million for the Buenavista mine rehabilitation and benefit plant,

•                  $7.7 million for the new Buenavista concentrator,

•                  $6.5 million for the SX-EW III project,

•                  $3.2 million for new projects infrastructure,

•                  $48.7 million at our IMMSA unit, and

•                  $147.2 million for various other replacement expenditures.

•                  $205.5 million of investments at our Peruvian operations:

•                  $76.0 million for the Toquepala projects,

•                  $38.9 million for the Cuajone projects, and

•                  $90.6 million for various other replacement expenditures.

The 2011 investment activities include $449.5 million net purchase of short-term investment, and $33.3 million for our share of the investment in the development of the Tantahuatay gold project, less $12.6 million of proceeds from the sale of inactive properties.

Net cash used for (provided from) financing activities:

2013: Net cash used for financing activities in 2013 was $865.3 million and included:

•                  A dividend distribution of $573.8 million,

•                  cash used to repurchase 10.2 million of our common shares at a cost of $281.4 million,

•                  payment of principal of $10.0 million on the Mitsui loan, net of

•                  a distribution of $1.4 million to the non-controlling interest.

2012: Net cash provided from financing activities was $278.1 million and included:

•                  The issuance of new debt of $1,477.5 million,

•                  the payment received, related to the SCC shareholder derivative lawsuit of $2,108.2 million , reduced by

•                  a dividend distribution of $3,140.0 ,

•                  the repurchase of 4.4 million shares of our common stock at a cost of $147.3 million ,

•                  a debt repayment of $10 million, and

•                  a distribution to our non-controlling interest investors of $3.6 million.

2011: Net cash used for financing activities was $2,375.0 million and included:

•                  A dividend distribution of $2,080.4 million,

•                  the repurchase of 9 million shares of our common stock a cost of $273.7 million,

•                  a debt repayment of $15.3 million, and

•                  the distribution to our non-controlling interest investors of $6.9 million.

Other Liquidity Considerations

We expect that we will meet our cash requirements for 2014 and beyond from cash on hand and internally generated funds.  In addition, we believe that we will be able to access additional external financing on reasonable terms, if required.

Share repurchase program: In 2008, our Board of Directors authorized a share repurchase program, which was increased in 2013 to $2 billion.  Since the inception of the program we have purchased 57.2 million shares of our common stock at a cost of $1,159.5 million. These shares will be available for general corporate purposes.  We may purchase additional shares of our common stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time. For further details please see Item 5 - SCC common stock repurchase plan.

Dividend: On January 30, 2014, the Board of Directors authorized a cash dividend of $0.12 per share of common stock payable on March 4, 2014, to shareholders of record at the close of business on February 18, 2014.

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

FINANCING

In November 2012, we issued $1.5 billion of fixed-rate unsecured notes with a discount of $22.5 million, which is being amortized over the term of the related debt.  This debt was issued in two tranches, $300 million due in 2022 at an annual interest rate of 3.5% and $1.2 billion due in 2042 at an annual interest rate of 5.25%. Net proceeds will be used for general corporate purposes, including the financing of our capital expenditure program.  In 2013, World Finance, an international business magazine, recognized this debt as the best international debt issuance of the year in the mining industry.

Our total debt at December 31, 2013 was $4,204.9 million, compared to $4,213.9 million at December 31, 2012, net of the unamortized discount of notes issued under par of $46.2 million and $47.3 million at December 31, 2013 and 2012, respectively. The decrease in total debt during 2013 was due to the final payment of the Mitsui loan.

The ratio of total debt to total capitalization was 43.1% at December 31, 2013, compared to 46.8% at December 31, 2012.  Also the ratio of net debt to net capitalization was 31.3% at December 31, 2013, compared to 26.8% at December 31, 2012.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations as of December 31, 2013:

		Payments due by Period
	Total	2014	2015	2016	2017	2018	2019 and Thereafter
		(dollars in millions)
Long-term debt	$4,251.1	—	$200.0	—	—	—	$4,051.1
Interest on debt	5,726.4	$261.9	256.3	$249.0	$248.9	$248.9	4,461.4
Uncertain tax position(a)	221.2	—	—	—	—	—	—
Workers’ participation	192.3	192.3	—	—	—	—	—
Pension and post-retirement obligations	32.8	3.1	2.8	2.9	3.0	3.1	17.9
Asset retirement obligation	124.8	—	—	—	—	—	124.8
Purchase obligations:
Commitment to purchase energy	8,551.3	463.2	546.5	597.6	433.1	348.6	6,162.3
Capital expenditure projects	1,142.2	910.3	231.9	—	—	—	—
Total	$20,242.1	$1,830.8	$1,237.5	$849.5	$685.0	$600.6	$14,817.5

(a)         The above table does not include any future payment related to uncertain tax position liabilities because there is often a high degree of uncertainty regarding the timing of future cash outflows.  As of December 31, 2013 the liability recognized by the Company is $221.2 million and is included as non-current liability in the consolidated balance sheet.

Long-term debt payments do not include the debt discount valuation account of $46.2 million.

Interest on debt is calculated at rates in effect at December 31, 2013.  As all our debt is at fixed rates, future expenditures will not change due to rate changes.  Please refer to Note 10 “Financing” of our consolidated financial statements for a description of our long-term debt arrangements and credit facilities.

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

We have a commitment to purchase power for our Peruvian operations from Enersur through April 2017.  Also we have a commitment to purchase power for our Mexican operations from MGE, a subsidiary of Grupo Mexico through 2032. See Note

13 “Commitment and Contingencies”. Amounts indicated on the above table are based on our long-term estimated power costs, which are subject to change as energy generation costs change and our forecasted power requirements through the life of the agreements change.

Capital expenditure projects include committed purchase orders and executed contracts principally for our Mexican projects at the Buenavista mine.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 80) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound in the table below:

	2013		2012		2011
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$2,871.3	$2.15	$2,769.2	$2.01	$2,763.2	$2.19
Add:
Selling, general and administrative	102.6	0.08	101.3	0.07	104.5	0.08
Sales premiums, net of treatment and refining charges	(12.9)	(0.01)	(8.8)	(0.01)	(16.0)	(0.01)
Less:
Workers’ participation	(226.5)	(0.17)	(268.6)	(0.19)	(245.7)	(0.19)
Cost of metals purchased from third parties	(203.1)	(0.15)	(241.9)	(0.18)	(560.4)	(0.44)
Royalty charge and other, net	(89.5)	(0.07)	(117.2)	(0.08)	(98.4)	(0.08)
Inventory change	123.4	0.09	148.8	0.11	192.2	0.15
Operating Cash Cost without by-product revenues	$2,565.3	$1.92	$2,382.8	$1.73	$2,139.4	$1.70
Add:
By-product revenues (1)	(1,213.5)	(0.91)	(1,410.5)	(1.02)	(1,476.9)	(1.17)
Net revenue on sale of metal purchased from third parties	(17.9)	(0.01)	(18.8)	(0.2)	(25.0)	(0.02)
Add:
Total by-product revenues	(1,231.4)	(0.92)	(1,429.3)	(1.04)	(1,501.9)	(1.19)
Operating Cash Cost with by-product revenues	$1,333.9	$(1.00)	$953.5	$(0.69)	$637.5	$(0.51)
Total pounds of copper produced (in millions)	1,338.8		1,377.4		1,259.5

(1)         By-product revenues included in our presentation of operating cash cost contain the following:

	2013		2012		2011
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Molydenum	$(412.2)	(0.31)	$(474.4)	(0.34)	$(573.0)	(0.45)
Silver	(305.8)	(0.23)	(381.4)	(0.28)	(390.9)	(0.31)
Zinc	(202.3)	(0.15)	(196.1)	(0.14)	(210.0)	(0.17)
Sulfuric Acid	(154.5)	(0.12)	(210.9)	(0.15)	(163.6)	(0.13)
Gold	(51.1)	(0.04)	(60.8)	(0.04)	(40.8)	(0.03)
Other products	(87.6)	(0.06)	(86.9)	(0.07)	(98.6)	(0.08)
Total	$(1,213.5)	(0.91)	$(1,410.5)	(1.02)	$(1,476.9)	(1.17)

Net debt to net capitalization: Net debt to net capitalization as of December 31, 2013 and 2012 is as follows:

	2013	2012
Total debt	$4,204.9	$4,213.9
Cash and cash equivalent balance	(1,627.7)	(2,459.5)
Net debt	2,532.2	1,754.4

Net capitalization:
Net debt	2,532.2	1,754.4
Equity	5,561.8	4,789.1
Net capitalization	$8,094.0	$6,543.5

Net debt/net capitalization (*)	31.3%	26.8%

(*) Represents net debt divided by net capitalization.

Total debt to total capitalization:

Total debt to total capitalization as of December 31, 2013 and 2012 is as follows:

	2013	2012
Total debt	$4,204.9	$4,213.9

Capitalization
Debt	4,204.9	4,213.9
Equity	5,561.8	4,789.1
Total capitalization	$9,766.7	$9,003.0

Total debt/total capitalization (*)	43.1%	46.8%

(*) Represents debt divided by total capitalization.

Operating costs and expenses

(in millions)	2013	2012	2011
Operating costs and expenses (GAAP measure)	$3,420.8	$3,560.4	$3,193.3
Less
Legal fees related to SCC shareholder derivative lawsuit	—	316.2	—
Operating costs and expenses (Non-GAAP measure)	$3,420.8	$3,244.2	$3,193.3

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity price risk:

We are subject to market risks arising from the volatility of copper and other metal prices.  For 2014, assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.0
Annual change in net income attributable to SCC (in millions)	$8.7	$28.0	$1.3	$9.6

Open sales risk:

Our provisional copper and molybdenum sales contain an embedded derivative that is required to be separate from the host contract for accounting purposes. The host contract is the receivable from the sale of copper and molybdenum concentrates at prevailing market prices at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2013:

	Sales volume (million lbs.)	Priced at (per pound)	Month of settlement
Copper	16.1	$3.34	January through February 2014
Molybdenum	10.3	$9.70	January through April 2014

Provisional sales price adjustments included in accounts receivable and net sales at December, 31, 2013 were $1.0 million for copper and $0.6 million for molybdenum

Foreign currency exchange rate risk:

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

	Years Ended December 31,
	2013	2012	2011
Peru:
Peruvian inflation rate	2.9%	2.6%	4.8%

Initial exchange rate	2.551	2.697	2.809
Closing exchange rate	2.796	2.551	2.697
Appreciation/(devaluation)	(9.6)%	5.4%	4.0%

Mexico:
Mexican inflation rate	4.0%	3.6%	3.8%

Initial exchange rate	13.010	13.979	12.357
Closing exchange rate	13.077	13.010	13.979
Appreciation/(devaluation)	(0.5)%	6.9%	(13.1)%

Change in monetary position:

Assuming an exchange rate variance of 10% at December 31, 2013, we estimate our net monetary position in Peruvian nuevos soles and Mexican pesos would increase (decrease) our net earnings as follows:

Effect in net earnings ($ in millions)
Appreciation of 10% in U.S. dollar vs. nuevo sol	$5.9
Devaluation of 10% in U.S. dollar vs. nuevo sol	$(4.9)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$37.1
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(30.4)

The net monetary position is net of those assets and liabilities that are nuevo sol or peso denominated at December 31, 2013.

Copper hedges:

In 2011, we entered into copper swaps and zero cost collar derivative contracts to reduce price volatility and to protect our sales value as shown below. These transactions meet the requirements of hedge accounting.  The realized gains and losses from these derivatives were recorded in net sales on the consolidated statement of earnings and included in operating activities on the consolidated statement of cash flows.  At December 31, 2012 and 2013 we did not hold any copper hedge positions.

Short-term investments:

Short-term investments were as follows (in millions):

	At December 31,
	2013	2012
Trading securities	$202.6	$127.8
Weighted average interest rate	3.78%	1.87%

Available-for- sale	$5.7	$6.5
Weighted average interest rate	0.42%	0.43%
Total	$208.3	$134.3

Trading securities consist of bonds issued by public companies and are publicly traded.  Each financial instrument is independent of the others. We have the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies.  Each security is independent of the others and, as of December 31, 2013 and December 31, 2012 included corporate bonds and asset and mortgage backed obligations.  As of December 31, 2013 and 2012, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments we earned interest, which was recorded as interest income in the consolidated statement of earnings.  Also, we redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Years ended December 31,
	2013		2012
Trading:
Interest earned	$5.2		$3.1
Unrealized gain (loss) at December 31,	$(1.9)		$2.4
Available-for-sale:
Interest earned	(*	)	$0.1
Investment redeemed	$0.8		$1.9

(*) Less than $0.1 million

At December 31, 2013 and 2012, contractual maturities of our available-for-sale debt securities are as follows (in millions):

	2013	2012
One year or less	$0.4	$0.4
Maturing after one year through five years	—	—
Maturing after five years through ten years	0.2	—
Due after 10 years	5.1	6.1
Total debt securities	$5.7	$6.5

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF EARNINGS

For the years ended December 31,
(in thousands, except for per share amounts)	2013	2012	2011
Net sales (including sales to related parties, see note 18)	$5,952,943	$6,669,266	$6,818,721
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	2,871,299	2,769,233	2,763,152
Selling, general and administrative	102,579	101,297	104,473
Depreciation, amortization and depletion	395,970	325,743	288,138
Exploration	50,983	47,877	37,535
Legal fees related to SCC shareholder derivative lawsuit (Note 14)	—	316,233	—
Total operating costs and expenses	3,420,831	3,560,383	3,193,298
Operating income	2,532,112	3,108,883	3,625,423

Interest expense	(265,551)	(201,785)	(192,340)
Capitalized interest	68,946	29,380	5,851
Other income (expense)	17,106	21,833	(4,043)
Interest income	19,985	15,231	13,797
Income before income taxes	2,372,598	2,973,542	3,448,688
Income taxes	769,322	1,080,872	1,104,335
Net income before equity earnings of affiliate	1,603,276	1,892,670	2,344,353
Equity earnings of affiliate, net of income tax	20,905	48,702	—
Net income	1,624,181	1,941,372	2,344,353
Less: Net income attributable to the non-controlling interest	5,664	6,740	7,929
Net income attributable to SCC	$1,618,517	$1,934,632	$2,336,424

Per common share amounts attributable to SCC (1):
Net earnings — basic and diluted	$1.92	$2.28	$2.73
Dividends paid	$0.68	$4.06	$2.43

Weighted average shares outstanding — basic and diluted	842,668	848,346	854,649

(1)         Number of shares and per share amounts have been retroactively adjusted in the financial statements to reflect the effect of the 9.0 million shares paid as stock dividend on February 28, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	2013	2012	2011
	(in thousands)
COMPREHENSIVE INCOME:
Net income	$1,624,181	$1,941,372	$2,344,353
Other comprehensive income (loss) net of tax:
- Decrease (increase) in pension and other post-retirement benefits (net of income tax of $1.4 million, $(1.5) million and $4.7 million)	2,207	(3,394)	8,310

Derivative instruments classified as cash flow hedge:
- Decrease in prior period accumulated unrealized (gain) loss (net of income taxes of $3.5 million and $(71.4) million in 2012 and 2011, respectively)(1)	—	(5,452)	125,562
- Unrealized gain (loss) of the period (net of income tax of $(3.5) million in 2012)	—	—	5,452
- Unrealized net gain on derivative instruments classified as cash flow hedges	—	(5,452)	131,014

Total other comprehensive gain (loss)	2,207	(8,846)	139,324

Total comprehensive income	1,626,388	1,932,526	2,483,677

Comprehensive income attributable to the non-controlling interest	5,664	6,736	7,956
Comprehensive income attributable to SCC	$1,620,724	$1,925,790	$2,475,721

(1) The decrease in prior period unrealized (gain) loss is the reversal of (losses) gains on open copper derivative positions that subsequently expired with no realized gain or (loss), due to changes in copper prices.

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED BALANCE SHEET

At December 31, (in thousands)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,672,695	$2,459,488
Short-term investments	208,268	134,298
Accounts receivable trade	533,226	669,333
Accounts receivable other (including related parties 2013- $38,062 and 2012 - $25,740)	64,552	82,636
Inventories	693,942	696,140
Deferred income tax	84,377	103,193
Other current assets	158,990	156,262
Total current assets	3,416,050	4,301,350

Property, net	6,476,168	5,156,731
Leachable material	395,177	249,404
Intangible assets, net	110,219	109,300
Related parties receivable	161,244	183,950
Deferred income tax	395,100	205,939
Equity method investment	57,142	47,054
Other assets	199,322	130,021
Total assets	$11,210,422	$10,383,749

LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$10,000
Accounts payable (including related parties 2013- $28,373 and 2012- $20,310)	500,737	475,566
Accrued income taxes	—	12,198
Accrued workers’ participation	192,371	266,571
Accrued interest	70,787	70,582
Other accrued liabilities	19,689	22,218
Total current liabilities	783,584	857,135

Long-term debt	4,204,915	4,203,863
Deferred income taxes	244,875	141,426
Non-current taxes payable	214,393	214,934
Other liabilities and reserves	76,000	59,065
Asset retirement obligation	124,835	118,226
Total non-current liabilities	4,865,018	4,737,514

Commitments and contingencies (Note 13)

STOCKHOLDER´S EQUITY (Note 14)
Common stock par value $0.01; shares authorized, 2013 and 2012 — 2,000,000; shares issued, 2013 and 2012 — 884,596	8,846	8,846
Additional paid-in capital	3,340,349	3,320,927
Retained earnings	3,394,827	2,350,126
Accumulated other comprehensive income	6,239	4,032
Treasury stock, at cost, common shares	(1,216,599)	(918,791)
Total Southern Copper Corporation stockholders’ equity	5,533,662	4,765,140
Non-controlling interest	28,158	23,960
Total equity	5,561,820	4,789,100

Total liabilities and equity	$11,210,422	$10,383,749

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended December 31,
(in thousands)	2013	2012	2011

OPERATING ACTIVITIES

Net income	$1,624,181	$1,941,372	$2,344,353
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	395,970	325,743	288,138
Equity earnings of affiliate, net of dividends received	(10,088)	(17,666)	—
Loss (gain) on currency translation effect	13,089	15,174	(19,263)
Provision (benefit) for deferred income taxes	(97,188)	55,807	(117,946)
Gain on sale of investment	—	(18,200)	—
(Gain) loss on short-term investments	—	(10,623)	3,781
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	136,107	(14,739)	(135,552)
Inventories	(143,575)	(180,684)	(194,484)
Accounts payable and accrued liabilities	(63,551)	(135,742)	(136,897)
Other operating assets and liabilities	2,279	43,520	47,783
Net cash provided from operating activities	1,857,224	2,003,962	2,079,913

INVESTING ACTIVITIES
Capital expenditures	(1,703,349)	(1,051,900)	(612,905)
Purchase of short-term investments	(73,970)	(152,441)	(532,188)
Proceeds on sale of short-term investment	—	540,098	82,663
Investment in affiliated companies	—	—	(33,276)
Proceeds on sale of investment	—	18,200	—
Loan repaid by related parties	22,706	—	—
Loan granted to related parties	—	(37,599)	—
Sale of property	4,618	15,072	12,575
Release of escrow deposit on long-term debt	5,089	—	—
Other	—	—	(9,741)
Net cash used for investing activities	(1,744,906)	(668,570)	(1,092,872)

FINANCING ACTIVITIES
Debt repaid	(10,000)	(10,000)	(15,250)
Debt incurred	—	1,477,455	—
Capitalization of debt issuance cost		(7,685)	—
Repurchase of common shares	(281,438)	(147,344)	(273,690)
Dividends paid to common stockholders	(573,816)	(3,139,971)	(2,080,353)
SCC shareholder derivative lawsuit	—	2,108,221	—
Distributions to non-controlling interest	(1,350)	(3,613)	(6,885)
Other	1,275	1,035	1,153
Net cash (used for) provided from financing activities	(865,329)	278,098	(2,375,025)
Effect of exchange rate changes on cash and cash equivalents	(33,782)	(2,120)	43,425

Increase (decrease) in cash and cash equivalents	(786,793)	1,611,370	(1,344,559)

Cash and cash equivalents, at beginning of year	2,459,488	848,118	2,192,677
Cash and cash equivalents, at end of year	$1,672,695	$2,459,488	$848,118

	2013	2012	2011
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$262,490	$189,217	$189,940
Income taxes	$819,897	$1,140,352	$1,234,453
Workers’ participation	$276,376	$256,042	$241,420

Supplemental schedule of non-cash operating, investing and financing activities:
Decrease (increase) in pension and other post-retirement benefits	$2,207	$(3,394)	$8,310
Unrealized gain (loss) on cash flow hedge derivative instruments recognized in other comprehensive income (net of taxes)	$—	$—	$5,417

Effect of common stock dividend:
Retained earnings	—	$296,590	—
Treasury stock	—	(151,458)	—
Additional paid-in capital	—	(145,132)	—

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For years ended December 31,
(in thousands)	2013	2012	2011

TOTAL EQUITY, beginning of year	$4,789,100	$4,036,283	$3,910,409

STOCKHOLDERS’ EQUITY, beginning of year	4,765,140	4,015,304	3,890,448

CAPITAL STOCK:
Balance at beginning and end of year:	8,846	8,846	8,846

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	3,320,927	1,039,382	1,034,764
SCC shareholder derivative lawsuit	—	2,108,221	—
Common stock dividend distribution		145,132	—
Other activity of the period	19,422	28,192	4,618
Balance at end of year	3,340,349	3,320,927	1,039,382

TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the year	(729,765)	(734,123)	(460,967)
Share repurchase program	(281,438)	(147,344)	(273,690)
Common stock distribution, per share $0.35		151,457	—
Used for corporate purposes	224	245	534
Balance at end of period	(1,010,979)	(729,765)	(734,123)

Parent Company common shares
Balance at beginning of year	(189,026)	(163,729)	(161,755)
Other activity, including dividend, interest and currency translation effect	(16,594)	(25,297)	(1,974)
Balance at end of year	(205,620)	(189,026)	(163,729)

Treasury stock balance at end of year	(1,216,599)	(918,791)	(897,852)

RETAINED EARNINGS:
Balance at beginning of year	2,350,126	3,852,054	3,595,983
Net earnings	1,618,517	1,934,632	2,336,424
Dividends paid, common stock, per share, 2013 - $0.68, 2012 — $3.71, 2011 - $2.43	(573,816)	(3,436,560)	(2,080,353)
Balance at end of year	3,394,827	2,350,126	3,852,054

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of year	4,032	12,874	(126,423)
Other comprehensive income (loss)	2,207	(8,842)	139,297
Balance at end of year	6,239	4,032	12,874

STOCKHOLDERS’ EQUITY, end of year	5,533,662	4,765,140	4,015,304

NON-CONTROLLING INTEREST, beginning of year	23,960	20,979	19,961
Net earnings	5,664	6,740	7,929
Distributions paid	(1,350)	(3,613)	(6,885)
Other activity	(116)	(146)	(26)
NON-CONTROLLING INTEREST, end of year	28,158	23,960	20,979

TOTAL EQUITY, end of year	$5,561,820	$4,789,100	$4,036,283

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico. At December 31, 2013, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 82.3% of our capital stock. The consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”), a Delaware corporation, and its subsidiaries.  The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico.  The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”).  The Peruvian Branch is not a corporation separate from the Company.  The Company’s Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

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

Drilling and other related costs incurred in the Company’s efforts to delineate a major expansion of reserves at an existing production property are expensed as incurred.  Once the Company determines through feasibility studies that proven and probable incremental reserves exist and that the drilling and other associated costs embody a probable future benefit that involves a capacity, singly or in combination with other assets, to contribute directly or indirectly to future net cash inflow, then the costs are classified as mine development costs.  These incremental mine development costs are capitalized as incurred, until the commencement of production and amortized using the units of production method over the estimated life of the ore body.  A major expansion of reserves is one that increases total reserves at a property by approximately 10% or more.

For the years ended December 31, 2013, 2012 and 2011, the Company did not capitalize any drilling and related costs.  The net balance of capitalized mine development costs at December 31, 2013 and 2012, were $36.2 million and $37.9 million, respectively.

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

Debt issuance costs—

Debt issuance costs, which are included in other assets, are amortized using the effective interest method over the term of the related debt.

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

The Company updates its estimate of ore reserves at the beginning of each year. In this calculation the Company uses current metal prices which are defined as the average metal price over the preceding three years.  The current price per pound of copper, as defined, was $3.65, $3.68 and $3.26 at the end of 2013, 2012 and 2011, respectively.  The ore reserve estimates are used to determine the amortization of mine development and intangible assets.

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

Income taxes—

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized and settled as prescribed in ASC 740 “Income taxes.”  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Deferred income tax assets are reduced by any benefits that, in the opinion of management, are more likely not to be realized.

The Company classifies income tax-related interest and penalties as income taxes in the financial statements.

The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions.  The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits.  The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due.  The Company follows the guidance of ASC 740 “Income taxes” to record these liabilities.  (See Note 7 “Income taxes” of the consolidated financial statements for additional information).  The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities.  If its estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result.  If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Unrealized gains (losses) on cash flow derivatives that meet the requirements of hedge accounting are included in “other comprehensive income” in the consolidated balance sheet until the underlying transaction is settled at which point the unrealized amounts in other comprehensive income are reclassified into earnings in the same period.

Asset impairments -

The Company evaluates long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable.  These evaluations are based on business plans that are prepared using a time horizon that is reflective of the Company’s expectations of metal prices over its business cycle.  The Company is currently using a long-term average copper price of $3.00 per pound of copper and an average molybdenum price of $10.00 per pound, reflective of the current price environment, for impairment tests. The results of its impairment tests using these long-term copper and molybdenum prices show no impairment in the carrying value of their assets.

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

Other comprehensive income—

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners.  During the fiscal years ended December 31, 2013, 2012 and 2011, the components of “other comprehensive income (loss)” were the unrealized gain (loss) on cash flow hedge derivative instruments, the unrecognized gain (loss) on employee benefit obligations and realized gain (loss) included in net income.

Business segments-

Company management views Southern Copper as having three reportable segments and manages it on the basis of these segments.  The segments identified by the Company are: 1) the Peruvian operations, which include the two open-pit copper mines in Peru and the plants and services supporting such mines, 2) the Mexican open-pit copper mines, which include La Caridad and Buenavista mine complexes and their supporting facilities and 3) the Mexican underground mining operations, which include five underground mines that produce zinc, copper, silver and gold, a coal mine and a zinc refinery. Please see Note 19 Segments and Related Information.

Senior Management Officers of the Company focus on operating income as measure of performance to evaluate different segments, and to make decisions to allocate resources to the reported segments.

NOTE 3- SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At December 31,
	2013	2012
Trading securities	$202.6	$127.8
Weighted average interest rate	3.78%	1.87%

Available-for-sale	5.7	6.5
Weighted average interest rate	0.42%	0.43%
Total	$208.3	$134.3

Trading securities consist of bonds issued by public companies and are publicly traded.  Each financial instrument is independent of the others.  The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies.  Each security is independent of the others and, as of December 31, 2013 and 2012, included corporate bonds and asset and mortgage backed obligations.  As of December 31, 2013 and 2012, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the consolidated statement of earnings.  Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Years ended December 31,
	2013		2012
Trading:
Interest earned	$5.2		$3.1
Unrealized gain (loss) at December 31,	$(1.9)		$2.4

Available-for-sale:
Interest earned	(*	)	$0.1
Investment redeemed	$0.8		$1.9

(*) Less than $0.1 million

At December 31, 2013 and 2012, contractual maturities of the available-for-sale debt securities are as follows (in millions):

	2013	2012
One year or less	$0.4	$0.4
Maturing after one year through five years	—	—
Maturing after five years through ten years	0.2	—
Due after 10 years	5.1	6.1
Total debt securities	$5.7	$6.5

NOTE 4-INVENTORIES:

	As of December 31,
(in millions)	2013	2012
Inventory, current:
Metals at lower of average cost or market:
Finished goods	$84.2	$101.1
Work-in-process	305.4	310.8
Supplies at average cost	304.3	284.2
Total current inventory	$693.9	$696.1

Inventory, long-term:
Long-term leach stockpiles	$395.2	$249.4

Total leaching costs capitalized as long-term inventory of leachable material amounted to $306.8 million and $225.5 million in 2013 and 2012, respectively. Long-term leaching inventories recognized as cost of sales amounted to $109.3 million, $68.5 million and $49.2 million in 2013, 2012 and 2011, respectively.

NOTE 5-PROPERTY:

	As of December 31,
(in millions)	2013	2012
Buildings and equipment	$8,107.2	$7,497.3
Construction in progress	2,567.0	1,617.6
Mine development	250.7	250.7
Land, other than mineral	61.8	46.7
Total property	10,986.7	9,412.3
Accumulated depreciation, amortization and depletion	(4,510.5)	(4,255.6)
Total property, net	$6,476.2	$5,156.7

Construction in progress increased significantly in 2013 as a result of spending on the Company’s expansion projects. For more detailed information, please see Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations — “Capital Investment Program.”

Depreciation and depletion expense for the years ended December 31, 2013, 2012 and 2011, amounted to $393.6 million, $323.6 million and $286.0 million, respectively.

NOTE 6-INTANGIBLE ASSETS:

	As of December 31,
(in millions)	2013	2012
Mining concessions	$121.2	$121.2
Mine engineering and development studies	6.0	6.0
Software	12.2	8.9
	139.4	136.1
Accumulated amortization	(46.2)	(43.8)

Goodwill	17.0	17.0
Intangible assets, net	$110.2	$109.3

Amortization of intangibles in the last three years and estimated amortization are as follows (in millions):

Amortization expense:
2013	$2.4
2012	$2.2
2011	$2.1

Estimated amortization expense:
2014-2018	$9.1
Average annual	$1.8

The goodwill was generated in 1997 as a result of purchasing a third party interest in the Buenavista mine.

NOTE 7-INCOME TAXES:

The components of the provision for income taxes are as follows:

	Years ended December 31,
(in millions)	2013	2012	2011
U.S. federal and state:
Current	$—	$(0.1)	$(2.4)
Deferred	(139.3)	(108.6)	(45.3)
Uncertain tax positions	—	147.4	(0.4)
	(139.3)	38.7	(48.1)
Foreign (Peru and Mexico):
Current	866.3	1,025.1	1,238.7
Deferred	42.3	17.1	(86.3)
	908.6	1,042.2	1,152.4
Total provision for income taxes	$769.3	$1,080.9	$1,104.3

The source of income is as follows:

	For the years ended December 31,
(in millions)	2013	2012	2011
Earnings by location:
U.S.	$0.1	$(0.1)	$(1.1)
Foreign
Peru	773.8	846.0	1,351.9
Mexico	1,598.7	2,127.6	2,097.9
	2,372.5	2,973.6	3,449.8

Earnings before taxes on income	$2,372.6	$2,973.5	$3,448.7

The reconciliation of the statutory income tax rate to the effective tax rate is as follows (in percentage points):

	For the years ended December 31,
	2013	2012	2011
Expected tax	30.0%	30.0%	30.0%
Effect of income taxed at a rate other than the statutory rate	1.7	1.6	4.3
Percentage depletion	(5.0)	(4.2)	(4.0)
Other permanent differences	3.5	3.7	1.2
Peru tax on net income deemed distributed	1.2	1.3	1.3
Special mining tax	2.0	1.6	0.5
Increase (decrease) in unrecognized tax benefits for uncertain tax positions	—	5.0	—
Repatriated foreign earnings	(1.4)	(1.7)	2.1
Amounts (over) / under provided in prior years	0.4	(0.6)	(3.5)
Other	—	(0.4)	0.1
Effective income tax rate	32.4%	36.3%	32.0%

The Company files income tax returns in three jurisdictions, Peru, Mexico and the United States.  For the three years presented above the statutory income tax rates for Peru and Mexico were 30% and 35% for the United States.   The expected rate used above is the statutory tax rate for Peru and Mexico.

The Company uses the Peruvian and Mexican income tax rate of 30% for this tax rate reconciliation because it is the largest component of tax expense for each of the three years presented.  For all of the years presented, both the Peruvian branch and Minera Mexico filed separate tax returns in their respective tax jurisdictions.  Although the tax rules and regulations imposed in the separate tax jurisdictions may vary significantly, similar permanent items exist, such as items which are nondeductible or nontaxable.  Some permanent differences relate specifically to SCC such as the allowance in the United States for percentage depletion.  SCC’s taxable income for the fiscal years 2011 through 2013, was, or will be, included in the U.S. federal income tax return of AMC, its parent company; see U.S tax matters, below. For financial reporting and presentation purposes SCC is providing current and deferred income taxes, as if it remains a separate U.S. tax filer apart from AMC.

Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards:

	As of December 31,
(in millions)	2013	2012
Assets:
Inventories	$18.7	$23.6
Capitalized exploration expenses	29.4	24.4
U.S. foreign tax credit carryforward	280.0	202.3
U.S tax effect of Peruvian deferred tax liability	68.0	33.4
Reserves	35.0	77.5
Mexican tax loss carryforward	—	26.9
Labor share buyback	—	30.0
Other	27.9	32.6
Total deferred tax assets	459.0	450.7

Liabilities:
Property, plant and equipment	(105.8)	(125.0)
Deferred charges	(79.6)	(81.6)
Mexican tax on consolidated dividends	(31.5)	(34.6)
Outside basis difference	(7.4)	(41.3)
Other	(0.1)	(0.5)
Total deferred tax liabilities	(224.4)	(283.0)

Total net deferred tax assets / (liabilities)	$234.6	$167.7

U.S. Tax Matters—

In 2012, $0.9 million of capital loss carryover was utilized and $1.3 million expired. The Company had a full valuation allowance on the capital loss carryforwards.

In September 2013 the Internal Revenue Service (IRS) issued the final Tangible Property Regulations. These regulations are effective January 1, 2014 with some elective retroactive application available.  These regulations look to provide a framework for distinguishing capital expenditures from deductible business expenses and they attempt to find the middle ground where taxpayers and the IRS often disagreed.   The Company has reviewed these regulations and has concluded that they should not have a material effect on its financial statements.

As of December 31, 2013, the Company considers its ownership of the stock of Minera Mexico to be essentially permanent in duration.  The excess of the amount for financial reporting over the tax basis of the investment in this stock is estimated to be at least $4.4 billion.

The Company has provided a deferred tax liability of $7.4 million as of December 31, 2013 for the U.S. income tax effects of $76.2 million of foreign earnings that may potentially be repatriated in the future from Minera Mexico.

At December 31, 2013, there were $280.0 million of foreign tax credits available for carryback or carryforward.  These credits have a one year carryback and a ten year carryforward period and can only be used to reduce U.S. income tax on foreign earnings.  There were no other unused U.S. tax credits at December 31, 2013.  These credits expire as follows:

Year	Amount
2016	$19.0
2018	70.5
2020	27.9
2021	11.7
2022	84.1
2023	66.8
Total	$280.0

These foreign tax credits are presented on a gross basis and have not been reduced here for any unrecognized tax benefits. ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” is effective prospectively for the Company’s fiscal year beginning January 1, 2014.

Since March 2009, Grupo Mexico, through its wholly-owned subsidiary AMC, owns an interest in excess of 80% of SCC.  Accordingly, SCC’s results are included in the consolidated results of the Grupo Mexico subsidiary for U.S. federal income tax reporting.  SCC provides current and deferred income taxes, as if it were filing a separate income tax return.

Peruvian Tax Matters-

The Company obtains income tax credits in Peru for value-added taxes paid in connection with the purchase of goods and services employed in its operations and capital equipment and records these credits as a prepaid expense.  Under current Peruvian law, the Company is entitled to use the credits against its Peruvian income tax liability or to receive a refund.  The carrying value of these Peruvian tax credits approximates their net realizable value.

Special Mining tax: In September 2011, the Peruvian government enacted a new tax for the mining industry.  This tax is based on operating income and its rate ranges from 2% to 8.4%.  It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached. The Company made provision for this tax of $25.5 million, $49.6 million and $16.4 million in 2013, 2012 and 2011, respectively.  These provisions are included as “income taxes” in the consolidated statement of earnings.

Mexican Tax Matters-

In 2013, the Mexican Congress enacted tax law changes that become effective on January 1, 2014. Among others, this new law: i) establishes a mining royalty at the rate of 7.5% on taxable EBITDA and an additional royalty of 0.5% over gross income from sales of gold, silver and platinum; ii) establishes that exploration expenses will be depreciated at 10% per year instead of the 100% that was applied until 2013; iii) replaces the consolidation tax regime and creates a more restrictive tax consolidation regimen; iv) establishes a 10% withholding on dividends distributed to Mexican individuals or foreign residents (individuals or corporations) and applies to net income generated after 2013; v) limits (at 47 or 53%) deductions for tax-exempt salaries as well as for contributions to pension plans; vi) maintains the Mexican statutory income tax rate at 30% thereby eliminating the scheduled reductions for 2014 and 2015; and vii) eliminates the flat tax.

Related to these tax changes, in 2013 the Company recognized a deferred income tax charge of $34.7 million.

Accounting for Uncertainty in Income Taxes-

The total amount of unrecognized tax benefits in 2013, 2012 and 2011, was as follows (in millions):

	2013	2012	2011
Unrecognized tax benefits, opening balance	$221.2	$70.6	$75.7

Gross increases — tax positions in prior period	—	39.7	21.6
Gross decreases — tax positions in prior period	—	0.2	(26.8)
Gross increases — current-period tax positions	—	110.7	0.1
	—	150.6	(5.1)

Unrecognized tax benefits, ending balance	$221.2	$221.2	$70.6

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $221.2 million at December 31, 2013 and 2012.  These amounts relate entirely to U.S. income tax matters.  The Company has no unrecognized Peruvian or Mexican tax benefits.

As of December 31, 2013 and 2012, the Company’s liability for uncertain tax positions included no amount for accrued interest and penalties due to the excess foreign tax credits.

The following tax years remain open to examination and adjustment in the Company’s three major tax jurisdictions:

Peru:	2009 up to 2013 (years 2009 and 2010 are being examined in 2014).
U.S.:	2008 and all subsequent years
Mexico:	2007 and all subsequent years

Management does not expect that any of the open years will result in a cash payment within the upcoming twelve months ending December 31, 2014.  The Company’s reasonable expectations about future resolutions of uncertain items did not materially change during the year ended December 31, 2013.

NOTE 8-WORKERS’ PARTICIPATION:

The Company’s operations in Peru and Mexico are subject to statutory workers’ participation.

In Peru, the provision for workers’ participation is calculated at 8% of pre-tax earnings.  The current portion of this participation, which is accrued during the year, is based on Peruvian Branch’s taxable income and is distributed to workers following determination of final results for the year.  The annual amount payable to an individual worker is capped at the worker’s salary for an 18 month period.  Amounts determined in excess of the 18 months of worker’s salary is no longer made as a payment to the worker and is levied first for the benefit of the “Fondo Nacional de Capacitacion Laboral y de Promocion del Empleo” (National Workers’ Training and Employment Promotion Fund) until this entity receives from all employers in its region an amount equivalent to 2,200 Peruvian taxable units (approximately $2.9 million in 2013).  Any remaining excess is levied as payment for the benefit of the regional governments.  These levies fund worker training, employment promotion, road infrastructure and other government programs.

In Mexico, workers’ participation is determined using the guidelines established in the Mexican income tax law at a rate of 10% of pre-tax earnings as adjusted by the tax law. In December 2013, the Mexican Congress approved some amendments to the tax law, as a consequence, the Company recorded a deferred workers’ participation provision of $16.3 million.

The provision for workers’ participation is allocated to “Cost of sales (exclusive of depreciation, amortization and depletion)” and to “selling, general and administrative” in the consolidated statement of earnings, proportional to the number of workers in the production and administrative areas, respectively.  Workers’ participation expense for the three years ended December 31, 2013 was as follows (in millions):

	2013	2012	2011
Current	$201.6	$263.1	$274.7
Deferred	31.4	14.3	(18.0)
	$233.0	$277.4	$256.7

NOTE 9-ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM.  As part of the closure plans, commencing in January 2010 and, as amended in 2012, the Company is required, under its approved closure plans, to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation.  This law requires reviews of closing plans every five years.  Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation.  The accepted value of the Lima office building, for this purpose, is $27.8 million.  Through January 2014, the Company has provided guarantees of $14.2 million.  The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and ancillary facilities at the three units, including the Ilo marine trestle.  In the last quarter of 2012, the Company submitted updates to the closure plans for Toquepala, Cuajone and Ilo in accordance with the law. As a result of these revised plans, the Company adjusted its asset retirement obligation.

In 2012, the Company decided to recognize an estimated asset retirement obligation for its mining properties in Mexico as part of its environmental commitment.  Even though, there is currently no enacted law, statute, ordinance, or written or oral contract requiring the Company to carry out mine closure and environmental remediation activities, the Company considers that a constructive obligation presently exists based on, among other things, the remediation caused by the closure of the San Luis Potosi smelter in 2010.  Consequently, according to ASC- 410-20 on December 31, 2012 the Company recorded an asset retirement obligation of $25.1 million and increased net property by $20.3 million. The overall cost recognized for mining closure includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities.

The following table summarizes the asset retirement obligation activity for the two years ended December 31, 2013 and 2012 (in millions):

	2013	2012
Balance as of January 1	$118.2	$62.0
Changes in estimates	—	27.4
Additions	—	25.1
Closure payments	(1.5)	(0.3)
Accretion expense	8.1	4.0
Balance as of December 31,	$124.8	$118.2

NOTE 10-FINANCING:

Long-term debt:

	Issuance		Face	As of December 31,
(in millions)	Date	Due Date	amount	2013	2012
1.763% Mitsui credit agreement	1999	2013	$100	$—	$10.0
6.375% Senior unsecured notes	2005	2015	200	199.7	199.6
5.375% Senior unsecured notes	2010	2020	400	398.6	398.4
3.500% Senior unsecured notes	2012	2022	300	299.1	299.0
9.250% Yankee Bonds	1998	2028	125	51.1	51.1
7.500% Senior unsecured notes	2005/2006	2035	1,000	985.5	985.3
6.750% Senior unsecured notes	2010	2040	1,100	1,092.1	1,092.0
5.250% Senior unsecured notes	2012	2042	1,200	1,178.8	1,178.5
Total debt				4,204.9	4,213.9
Less, current portion				—	(10.0)
Total long-term debt				$4,204.9	$4,203.9

The difference between the face amount and the balance as of December 31, 2013 and 2012 of the senior unsecured notes is the unamortized issuance discount, which is being amortized over the term of the related debt.

The bonds, referred above as “Yankee bonds”, contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined in the debt instrument.  At December 31, 2013, Minera Mexico was in compliance with this covenant.

The Mitsui credit agreement which was collateralized by pledges of receivables on 31,000 tons of copper per year was fully repaid in December 31, 2013.

Between July 2005 and November 2012 the Company issued senior unsecured notes six times totaling $4.2 billion as listed above. Interest on the notes is paid semi-annually in arrears. The notes rank pari passu with each other and rank pari passu in right of payment with all of the Company’s other existing and future unsecured and unsubordinated indebtedness.

The indentures relating to the notes contain certain restrictive covenants, including limitations on liens, limitations on sale and leaseback transactions, rights of the holders of the notes upon the occurrence of a change of control triggering event, limitations on subsidiary indebtedness and limitations on consolidations, mergers, sales or conveyances.  Certain of these covenants cease to be applicable before the notes mature if the Company obtains an investment grade rating. The Company obtained investment grade rating in 2005. The Company has registered these notes under the Securities Act of 1933, as amended. The Company may issue additional debt from time to time pursuant to certain of the indentures.

Related to these notes, the Company capitalized $28.9 million of issuance costs which unamortized balance is included in “Other assets”, non-current on the consolidated balance sheet and are being amortized as interest expense over the life of the loans. At December 31, 2013 and 2012, the balance of capitalized debt issuance costs was $26.1 million and $25.9 million, respectively.  Amortization charged to interest expense was $1.9 million, $1.3 million and $0.5 million in 2013, 2012 and 2011, respectively.

The net proceeds from the issuance and sale of the July 2005 notes were principally used to repay outstanding indebtedness of the Company and the balance was used for general corporate purposes. Net proceeds from the other notes were used for general corporate purposes, including the financing of the Company’s capital expenditure program.

If the Company experiences a Change of Control Triggering Event, the Company must offer to repurchase the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any.  A Change of Control Trigger Event means a Change of Control (as defined) and a rating decline (as defined), that is, if the rating of the notes, by at least one of the rating agencies shall be decreased by one or more gradations.

At December 31, 2013, the Company was in compliance with the covenants of the notes.

Aggregate maturities of the outstanding borrowings at December 31, 2013, are as follows:

Years	Principal Due (*)
(in millions)
2014	—
2015	$200.0
2016	—
2017	—
Thereafter	4,051.2
Total	$4,251.2

(*)Total debt maturities do not include the debt discount valuation account of $46.3 million.

At December 31, 2012 other assets included $5.1 million held in escrow accounts as required by the Mitsui’s loan agreement.  The funds were released from escrow since the loan was paid in December 2013.

NOTE 11-BENEFIT PLANS:

Post retirement defined benefit plan:

The Company has two noncontributory defined benefit pension plans covering former salaried employees in the United States and certain former expatriate employees in Peru (the “Expatriate Plan”). Effective October 31, 2000, the Board of Directors amended the qualified pension plan to suspend the accrual of benefits.

In addition, the Company´s Mexican subsidiaries have a defined contribution benefit pension plan for salaried employees and a non-contributory defined benefit pension plan for union employees (The “Mexican Plan”). These plans are in addition to benefits granted by the Mexican Institute of Social Security.

The components of net periodic benefit costs calculated in accordance with ASC 715 “Compensation retirement benefits,” using December 31 as a measurement date, consist of the following:

	Years ended December 31,
(in millions)	2013	2012	2011
Service cost	$1.1	$1.0	$0.9
Interest cost	1.0	1.1	1.2
Expected return on plan assets	(3.4)	(3.6)	(3.5)
Amortization of transition assets, net	—	—	(0.1)
Amortization of net actuarial loss	(0.7)	(0.8)	(1.3)
Amortization of net loss/(gain)	0.2	0.1	0.1
Net periodic benefit cost	$(1.8)	$(2.2)	$(2.7)

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2013	2012
Change in benefit obligation:
Projected benefit obligation at beginning of year	$27.9	$25.2
Service cost	1.1	1.0
Interest cost	1.0	1.1
Actuarial gain census	(0.3)	(0.1)
Benefits paid	(2.2)	(2.0)
Actuarial (gain)/loss	0.3	1.0
Actuarial gain assumption changes	(1.0)	0.8
Inflation adjustment	—	0.9
Projected benefit obligation at end of year	$26.8	$27.9

Change in plan assets:
Fair value of plan assets at beginning of year	$61.9	$55.8
Actual return on plan assets	(0.2)	4.9
Employer contributions	0.1	(0.6)
Benefits paid	(0.9)	(1.1)
Currency exchange rate adjustment	(0.3)	2.9
Fair value of plan assets at end of year	$60.6	$61.9

Funded status at end of year:	$33.8	$34.0

ASC-715 amounts recognized in statement of financial position consists of:
Non-current assets	$33.8	$34.0
Total	$33.8	$34.0

ASC-715 amounts recognized in accumulated other comprehensive income (net of income taxes of $1.5 million and $2.9 million in 2013 and 2012, respectively) consists of:
Net loss (gain)	$(1.7)	$(3.7)
Prior service cost	0.1	0.1
Total	$(1.6)	$(3.6)

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the defined benefit pension plan, net of income tax:

(in millions)	2013	2012
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$(3.6)	$(3.8)

Net loss/(gain) amortized during the year	0.4	0.5
Net loss/(gain) occurring during the year	1.5	0.3
Currency exchange rate adjustment	0.1	(0.6)
Net adjustment to accumulated other comprehensive income (net of income taxes of $(1.3) million and $(0.5) million in 2013 and 2012, respectively)	2.0	0.2

Accumulated other comprehensive income at end of plan year	$(1.6)	$(3.6)

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2013 and 2012, net of income tax:

(in millions)	2013	2012
Net loss / (gain)	$1.5	$0.3
Amortization of net (loss) gain	0.4	0.5
Total amortization expenses	$1.9	$0.8

The assumptions used to determine the pension obligation and seniority premiums as of year-end and the net cost in the ensuing year are:

	2013	2012	2011
Expatriate Plan
Discount rate	4.25%	3.35%	3.95%
Expected long-term rate of return on plan asset	4.50%	4.50%	4.50%
Rate of increase in future compensation level	N/A	N/A	N/A

	2013	2012	2011
Mexican Plan(*)
Discount rate	7.10%	6.50%	7.50%
Expected long-term rate of return on plan asset	7.10%	6.50%	7.50%
Rate of increase in future compensation level	4.00%	4.00%	4.50%

(*)These rates are based on Mexican pesos as pension obligations are denominated in pesos.

The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Years	Expected Benefit Payments
(in millions)
2014	$1.7
2015	1.3
2016	1.3
2017	1.3
2018	1.3
2019 to 2023	7.4
Total	$14.3

Expatriate Plan

The Company’s funding policy is to contribute amounts to the qualified plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 plus such additional amounts as the Company may determine to be appropriate.  Plan assets are invested in stock and bond funds.

Plan assets are invested in a group annuity contract (the “Contract”) with Metropolitan Life Insurance Company (“MetLife”).  The Contract invests in the MetLife Broad Market Bond Fund (the “Bond Fund”) managed by BlackRock, Inc. (“BlackRock”), and the MetLife General Account Payment Fund (the “Money Fund”).

The Money Fund seeks to maximize current income to the extent consistent with preservation of capital and liquidity and the maintenance of a stable $1.00 per share net asset value, by investing in U.S. Dollar-denominated money market securities.  The Bond Fund seeks to outperform the Barclays ® U.S. Aggregate Bond Index, net of fees, over a full market cycle.  The Bond Fund invests in publicly traded, investment grade securities with a target duration within one and a half years of the Barclays ® U.S. Aggregate Bond Index.

The investment allocation decisions within the Funds, as reported to the Company by BlackRock effective December 31, 2013, were as follows:

With respect to the Bond Fund, its interest rate/yield curve position moved from neutral to short duration during the year.  Within Treasuries/Agencies, BlackRock is overweight 5- and 10-year breakevens.  Within Mortgages, BlackRock has a small overweight concentrated in Fannie 30-year 4.0% coupons versus 5- and 10-year Treasuries.

Within the Commercial Mortgage-Backed Securities (CMBS) sector, BlackRock maintained an overweight position to CMBS. BlackRock continues to favor liquid high-quality paper.  Within Credit, BlackRock increased its underweight position. Credit remains its largest underweight and is concentrated in industrials versus financials.

Within the Asset-Backed Securities (ABS) sector, BlackRock maintains its overweight.  BlackRock continues to hold subprime autos. Within the remaining sub-sectors, BlackRock favors Federal Family Education Loan Program student loans, servicer advances and dollar denominated senior UK Residential Mortgage-Backed Securities.

The Company’s policy for determining asset mix-targets includes periodic consultation with recognized third party investment consultants.  The expected long-term rate of return on plan assets is updated periodically, taking into consideration asset allocations, historical returns and the current economic environment.  Based on these factors the Company expects its assets will earn an average of 4.50% per annum assuming its long-term mix will be consistent with its current mix and an assumed discount rate of 4.25%.  The fair value of plan assets is impacted by general market conditions.  If actual returns on plan assets vary from the expected returns, actual results could differ.

Mexican Plan

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

These plans accounted for approximately 30% of benefit obligations.  The following table represents the asset mix of the investment portfolio as of December 31:

	2013	2012
Asset category:
Equity securities	74%	73%
Treasury bills	26%	27%
	100%	100%

The amount of contributions that the Company expects to pay to the plan during 2014 is $2.4 million.

Post-retirement Health Care Plan

Former Peruvian and U.S. expatriate employees: The Company adopted the post-retirement health care plan for retired salaried employees eligible for Medicare on May 1, 1996 (The Expatriate Health Plan”).  The plan is unfunded.

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

Mexican Health Plan: Through 2007, the Buenavista unit provided health care services free of charge to employees and retired unionized employees and their families through its own hospital at the Buenavista unit.  In 2011, the Company signed an agreement with the Secretary of Health of the State of Sonora to provide these services to its retired workers and their families at a lower cost for the Company but still free of charge to the retired workers. As a result of the cost savings, the plan value and the cost of the net periodic benefits have been reduced and are included in the activity in the following tables.

The components of net period benefit costs are as follows:

	Years ended December 31,
(in millions)	2013	2012	2011
Service cost	$—	$—	$—
Interest cost	1.7	1.5	3.3
Amortization of transition obligation	—	—	1.3
Amortization of prior service cost/ (credit)	—	(0.3)	(10.0)
Net periodic benefit cost	$1.7	$1.2	$(5.4)

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2013	2012
Change in benefit obligation:
Projected benefit obligation at beginning of year	$27.2	$20.3
Interest cost	1.7	1.5
Actuarial loss/ (gain) — claims cost	—	(0.2)
Benefits paid	(0.1)	(1.5)
Actuarial (gain)/loss	(6.8)	5.6
Actuarial gain assumption changes	(0.2)	0.1
Inflation adjustment	(0.1)	1.4
Projected benefit obligation at end of year	$21.7	$27.2

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.1	0.1
Benefits paid	(0.1)	(0.1)
Fair value of plan assets at end of year	$—	$—

Funded status at end of year:	$(21.7)	$(27.2)

ASC-715 amounts recognized in statement of financial position consists of:
Current liabilities	$(0.1)	$(0.1)
Non-current liabilities	(21.6)	(27.1)
Total	$(21.7)	$(27.2)

ASC-715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$(4.3)	$(0.1)
Prior service cost (credit)	(0.1)	(0.1)
Total (net of income taxes of $ 3.0 million and $0.2 million in 2013 and 2012, respectively)	$(4.4)	$(0.2)

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the post-retirement health care plan, net of income tax:

	As of December 31,
(in millions)	2013	2012
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$(0.3)	$(3.4)

Net loss/(gain) occurring during the year	(4.1)	3.2
Amortization of transition obligation	—	0.2
Currency exchange rate adjustment	—	(0.3)
Net adjustment to accumulated other comprehensive income (net of income taxes of $ 2.8 million and $(2.4) million in 2013 and 2012, respectively)	(4.1)	3.1

Accumulated other comprehensive income at end of plan year	$(4.4)	$(0.3)

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2013 and 2012, net of income tax:

	As of December 31,
(in millions)	2013	2012
Net loss / (gain)	$(4.1)	$3.2
Amortization of transition obligation	—	0.2
Total amortization expenses	$(4.1)	$3.4

The discount rates used in the calculation of other post-retirement benefits and cost as of December 31 were:

	2013	2011	2010
Expatriate health plan
Discount rate	4.25%	3.35%	3.95%
Mexican health plan
Weighted average discount rate	7.1%	6.50%	7.50%

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Year	Expected Benefit Payments
(in millions)
2014	$1.4
2015	1.5
2016	1.6
2017	1.7
2018	1.8
2019 to 2023	10.5
Total	$18.5

Expatriate Health Plan:

For measurement purposes, a 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013. The rate is assumed to decrease gradually to 4.6%.

Assumed health care cost trend rates can have a significant effect on amounts reported for health care plans.  However, because of the size of the Company’s plan, a one percentage-point change in assumed health care trend rate would not have a significant effect.

Mexican Health Plan

For measurement purposes, a 4.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013 and remains at that level thereafter.

An increase in other benefit cost trend rates have a significant effect on the amount of the reported obligations, as well as component cost of the other benefit plan.  One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$1.4	$1.3
Effect on the post-retirement benefit obligation	$18.1	$22.4

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

NOTE 13-COMMITMENTS AND CONTINGENCIES:

Environmental matters:

The Company has instituted extensive environmental conservation programs at its mining facilities in Peru and Mexico.  The Company’s environmental programs include, among other features, water recovery systems to conserve water and minimize impact on nearby streams, vegetation programs to stabilize the surface of the tailings dumps and the implementation of scrubbing technology in the mines to reduce dust emissions.

Environmental capital expenditures in years 2013, 2012 and 2011, were as follows (in millions):

	2013	2012	2011
Peruvian operations	$20.9	$6.7	$2.5
Mexican operations	39.8	20.7	11.5
Total	$60.7	$27.4	$14.0

Peruvian operations: The Company’s operations are subject to applicable Peruvian environmental laws and regulations.  The Peruvian government, through the Environmental Ministry conducts annual audits of the Company’s Peruvian mining and metallurgical operations.  Through these environmental audits, matters related to environmental commitments, compliance with legal requirements, atmospheric emissions, effluent monitoring and waste management are reviewed.  The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations.

Peruvian law requires that companies in the mining industry provide assurance for future closure and reclamation.  In accordance with the requirements of this law the Company’s closure plans were approved by MINEM.  As part of the closure plans, the Company is providing guarantees to ensure that sufficient funds will be available for the asset retirement obligation.  See Note 9, “Asset retirement obligation,” for further discussion of this matter.

In 2008, the Peruvian government enacted environmental regulations establishing more stringent air quality standards (“AQS”) for daily sulfur dioxide (“SO2”) concentration for the Peruvian territory.

These regulations, as amended in 2013, recognize distinct zones/areas, such as atmospheric basins, with significant population density and industrial activity.  As part of these regulations the Ministry of Environment (MINAM) was required to carry-out a 12 month ambient air monitoring period, prior to January 1, 2014, to establish SO2 levels. Those areas with a mean 24-hour concentration of SO2 equal or less than 20 micrograms per cubic meter (“ug/m3”) are required to develop programs to maintain this level of compliance.  Those areas or cities which are in excess of the mean 24-hour SO2 concentration equal to 20 ug/m3 will be required to establish an Action Plan to address this problem and are required to achieve the 20 ug/m3 AQS in the future and meanwhile they are required to achieve mean 24-hour AQS equal to 80 ug/m3 of SO2.  MINAM has established three atmospheric basins that require further attention to comply with these new air quality standards. The Ilo basin is one of these three areas and the Company’s smelter and refinery are part of the area.  The Company expects to join the local government of Ilo, other industries and stakeholders in the Ilo basin to develop the action plan and evaluate alternatives and their feasibility in order to achieve these new AQS.

In 2013, the Peruvian government enacted new soil environmental quality standards applicable to any existing facility or project that generates or could generate risk of soil contamination in its area of operation or influence.  The rule applies to any existing facility or project and requires the Company to report a soil testing analysis.  The rule requires the Company to report the results to the authorities. If the results identify any contamination, the Company must prepare a soil decontamination plan that should be completed in three years.  The Company will have twelve months after the issuance of the regulations to update its approved environmental programs to comply with the requirements of the rule.  The Company is waiting the complementary regulations to this rule in order to determine its financial impact.

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

In January 2011, Article 180 of the General Law was amended. This amendment, gives an individual or entity the ability to contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment, natural resources, flora, fauna or human health, because it will be sufficient to argue that the harm may be caused.  In addition in 2011, amendments to the Civil Federal Procedures Code (“CFPC”) were published in the Official Gazette and are now in force. These amendments establish three categories of collective actions, by means of which 30 or more people claiming injury derived from environmental, consumer protection, financial services and economic competition issues will be considered to be sufficient in order to have a legitimate interest to seek through a civil procedure restitution or economic compensation or suspension of the activities from which the alleged injury derived. The amendments to the CFPC may result in more litigation, with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

In June 2013, the Environmental Liability Federal Law was published in the Official Gazette and became effective one month thereafter. The law establishes general guidelines in order to determine which environmental actions will be considered to cause environmental harm that will give rise to administrative responsibilities (remediation or compensations) and criminal responsibilities. Also economic fines could be established.

In March 2010, the Company announced to the Mexican federal environmental authorities the closure of the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation with a revised budget of $62.4 million, of which the Company has spent $35.7 million through December 31, 2013.  Plant demolition and construction of a confinement area at the south of the property were completed in 2012 and the Company expects to complete soil remediation and the construction of a second confinement by the end of 2014. The Company expects that once the site is remediated, the Company will decide if it will sell the property or promote an urban development to generate a net gain on the disposal of the property.

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

Litigation matters:

Peruvian operations

Garcia Ataucuri and Others against SCC’s Peruvian Branch:

In April 1996, the Branch was served with a complaint filed in Peru by Mr. Garcia Ataucuri and approximately 900 former employees seeking the delivery of a substantial number of “labor shares” (acciones laborales) plus dividends on such shares, to be issued to each former employee in proportion to their time of employment with SCC’s Peruvian Branch, pursuant to a former Peruvian mandated profit sharing law.

The labor share litigation is based on claims of former employees for ownership of labor shares that the plaintiffs state that the Branch did not issue during the 1970s until 1979 under the said former Peruvian mandated profit sharing law. In 1971, the Peruvian government enacted legislation providing that mining workers would have a 10% participation in the pre-tax profits of their employing enterprises. This participation was distributed 40% in cash and 60% in an equity interest of the enterprise. In 1978, the equity portion, which was originally delivered to a mining industry workers’ organization, was set at 5.5% of pre-tax profits and was delivered, mainly in the form of “labor shares” to individual workers. The cash portion was set at 4.0% of pre-tax earnings and was delivered to individual employees also in proportion to their time of employment with the Branch. In 1992, the workers’ participation was set at 8%, with 100% payable in cash and the equity participation was eliminated from the law.

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

It should be noted that the lawsuit refers to a prior Peruvian currency called “sol de oro” or old soles, which was later changed to the “inti”, and then into today´s “nuevo sol.” Due to a past period of high inflation between 1985 and 1990, one billion of old soles is equivalent to today’s one nuevo sol.

After lengthy proceedings before the civil courts in Peru on September 19, 2001, on appeal by the Branch, the Peruvian Supreme Court annulled the proceedings noting that the civil courts lacked jurisdiction and that the matter had to be decided by a labor court (the “2000 appeal”).

In October 2007, in a separate proceeding initiated by the plaintiffs, the Peruvian Constitutional Court nullified the September 19, 2001 Peruvian Supreme Court decision and ordered the Supreme Court to decide again on the merits of the case accepting or denying the 2000 appeal.

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

On June 9, 2009, SCC’s Peruvian Branch filed a proceeding of relief before a civil court in Peru seeking the nullity of the 2009 Supreme Court decision and, in a separate proceeding, a request for a precautionary measure. The civil court rendered a favorable decision on the nullity and the precautionary measure, suspending the enforcement of the Supreme Court decision, for the reasons indicated above and other reasons. In February 2012, the Branch was notified that the civil court had reversed its prior decisions. On appeal by the Peruvian Branch the Superior Court affirmed the lower court’s decisions regarding the nullity of the 2009 Supreme Court decision and the precautionary measure.  As a result, the nullity of the precautionary measure became final and is not appealable. However, the nullity of the 2009 Supreme Court decision has been appealed by the Branch before the Constitutional Court. As of December 31, 2013 this appeal is pending resolution. In view of this, SCC´s Peruvian Branch continues to analyze the manner in which the Supreme Court decision may be enforced and what financial impact, if any, said decision may have.

2)             In addition, there are filed against SCC’s Branch the following lawsuits, involving approximately 800 plaintiffs, which seek the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends: Armando Cornejo Flores and others v. SCC’s Peruvian Branch (filed May 10, 2006); Alejandro Zapata Mamani and others v. SCC’s Peruvian Branch (filed June 27, 2008); Edgardo Garcia Ataucuri, in representation of 216 of SCC’s Peruvian Branch former workers, v. SCC’s Peruvian Branch (filed May 2011); Juan Guillermo Oporto Carpio v. SCC’s Peruvian Branch (filed August 2011); Rene Mercado Caballero v. SCC’s Peruvian Branch (filed November 2011); Enrique Salazar Alvarez and others v. SCC’s Peruvian Branch (filed December 2011); Indalecio Carlos Perez Cano and others v. SCC Peruvian Branch (filed March 2012); Jesus Mamani Chura and others v. SCC’s Peruvian Branch (filed March 2012); Armando Cornejo Flores, in representation of 37 of SCC’s Peruvian Branch former workers v. SCC’s Peruvian Branch (filed March 2012), Porfirio Ochochoque Mamani and others v. SCC´s Peruvian Branch (filed July 2012); Alfonso Flores Jimenez and others v. SCC’s Peruvian Branch (filed July 2013) and Micaela Laura Alvarez de Vargas and others v. SCC’s Peruvian Branch (filed August 2013). SCC’s Peruvian Branch has answered the complaints and denied the validity of the claims.

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

The “Virgen Maria” Mining Concessions of the Tia Maria Mining Project

The Tia Maria project includes various mining concessions, totaling 32,989.64 hectares.  One of the concessions is the “Virgen Maria” mining concession totaling 943.72 hectares or 2.9% of the total mining concessions.

Related to the “Virgen Maria” mining concessions, the Company is party to the following lawsuits:

a)             Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”): In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet.  The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of the “Virgen Maria” mining concession.  In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  On appeal by the plaintiffs, the superior court reversed the lower court´s decision.  As of December 31, 2013, the case remains pending without further developments.

b)             Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (SMRL Virgen Maria): In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria.  SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see a) above).  The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares.  The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of this concession to SCC’s Branch by Excomet). In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  Upon appeal by the plaintiffs, the superior court remanded the proceedings to the lower court, ordering the issuance of a new decision.  On June 25, 2013, the lower court dismissed the case due to procedural defects. Upon appeal by the plaintiff, on December 2, 2013 the Superior Court reversed the lower court’s decision due to procedural defects and ordered the issuance of a new resolution.  As of December 31, 2013, the case remains pending without further developments.

c)              Omar Nunez Melgar: In May 2011, Mr. Omar Nunez Melgar commenced a lawsuit against the Peruvian Mining and Metallurgical Institute and MINEM challenging the denial of his request of a new mining concession that conflicted with SCC’s Branch’s Virgen Maria mining concession.  SCC’s Branch has been made a party to the proceedings as the owner of the Virgen Maria concession.  SCC’s Branch has answered the complaint and denied the validity of the claim.  As of December 31, 2013, the case remains pending without further developments.

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In the last quarter of 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995.  The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams also with proper governmental authorization, since 1995.  SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against the lawsuit. Upon a motion filed by the Peruvian Branch the lower court has included the Ministry of Energy and Mines as a defendant in this lawsuit.  The Ministry of Energy and Mines has answered the complaint and denied the validity of the claim. As of December 31, 2013, the case remains pending without further developments.

Labor matters:

In recent years the Company has experienced a positive labor environment in its operations in Mexico and Peru which is allowing an increase productivity as well as helping to achieving the goals of its capital expansion program.

Peruvian operations

Approximately 65.3% of the Company’s 4,430 Peruvian employees were unionized at December 31, 2013, represented by seven separate unions. Three of these unions, one at each major production area, represent the majority of the Company´s workers. Also, there are four smaller unions, representing the balance of workers.  The Company conducted negotiations with the unions whose collective bargaining agreements expired in 2012. In the first quarter of 2013, the Company signed three-year agreements with all the unions. The agreements included, among other things, annual salary increases of 6.5%, 5% and 5% for each of the three years.

Mexican operations

In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers, opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (National Union of Mine and Metal Workers and Similar Activities of the Mexican Republic or the “National Mining Union”) led by Napoleon Gomez Urrutia to other less politicized unions.

The workers of the San Martin and Taxco mines, however, are still under the National Mining Union, have been on strike since July 2007.  On December 10, 2009, a federal court confirmed the legality of the San Martin strike.  In order to recover the control of the San Martin mine and resume operations, on January 27, 2011, the Company filed a court petition requesting that the court, among other things define the termination payment for each unionized worker.  The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition.  On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition.  In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court.  On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal.  The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker.  A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin.  As of December 31, 2013, the case remains pending without further developments.  On August 1, 2013, the National Union of Workers Engaged in Exploration, Exploitation and Processing of Mines in the Mexican Republic, which is the union operating at Mexicana del Cobre and IMMSA, filed a new petition before the labor authorities to replace the National Mining Union at the San Martin mine, because it believes that it represents more workers at the San Martin mine than the National Mining Union. On August 12, 2013 another union which wanted to replace the existing unit at San Martin in order to expedite the restart of operations at San Martin withdrew its petition. As of December 31, 2013, the proceeding remains pending without further developments.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement).  On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine.  The mining union appealed the labor court ruling before a federal court.  In September 2011, the federal court accepted the union’s appeal and requested that the federal labor court review the procedure. After several legal proceedings on January 25, 2013, the Company filed a new proceeding before the labor court on the basis of the Supreme Court decision in the San Martin case, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker.  A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at Taxco. As of December 31, 2013, this case is pending resolution.

It is expected that operations at these mines will remain suspended until these labor issues are resolved.

In view of these length strikes, the Company has reviewed the carrying value of the San Martin and Taxco mines to ascertain whether impairment exists. The Company concluded that the assets located at these mines are not impaired.

Other legal matters:

The Company is involved in various other legal proceedings incidental to its operations, but the Company does not believe that decisions adverse to it in any such proceedings, individually or in the aggregate, would have a material effect on its financial position or results of operations.

Other Contingencies:

Tia Maria:

Tia Maria, a Peruvian investment project, was suspended by governmental action in April 2011 in light of protests and disruptions carried out by a small group of activists who alleged, among other things, that the project would result in severe environmental contamination and the diversion of agricultural water resources.

The Company prepared a new EIA study taking into account local community concerns and new government guidance. The Company considers that this new EIA will alleviate the concerns previously raised by the Tia Maria project’s neighboring communities, provide them with an independent source of information and reaffirm the validity of the Company’s assessment of the project.

In the fourth quarter 2013 the Company successfully held the two workshops and the public hearing required as part of the EIA approval process and also submitted the new EIA for the Tia Maria project to the Ministry of Energy and Mines (“MINEM”).  The new EIA is now being reviewed by the MINEM and the Company is confident that this study addresses major concerns of the project’s stakeholders. The Company expects to receive approval of this study by the end of the second quarter 2014 and resume work on the project, with the goal of production start-up late in 2016. However, no assurances can be given as to the specific timing of each such approval.

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

In view of the delay in this project, the Company has reviewed the carrying value of this asset to ascertain whether impairment exists. Total spending on the project, through December 31, 2013, was $534.6 million of which $189.5 million has been reassigned to other Company operations. The Company believes that it is in a better position than prior periods to obtain the approval to develop the project.  The Company does not believe that an impairment exists.

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

Toquepala Concentrator Expansion

In connection with the EIA for the Toquepala expansion project, some community groups raised concerns related to water usage and pollution. As a result of these issues the Peruvian government started discussions with the local communities and the regional authorities to resolve this impasse. In February 2013, the Company reached a final agreement with the province of Candarave, one of the three provinces neighboring the Toquepala unit, which commits the Company to funding S/.255 million (approximately $100 million) for development projects in the province.  In the second quarter of 2013, the Company made a first contribution of S/.45 million (approximately $17 million) to the development fund of the Candarave province  The Company continued working with the authorities of the Candarave province and in June 2013 signed an agreement with the National Water Authority, local authorities and the Candarave Board of Water Users for the hydrogeologic study of the Locumba river basin in order to improve the water utilization in the province.

In November 2013, the Company reached a final agreement with the Jorge Basadre province which commits the Company to fund S/.100 million (approximately $36 million) for social development projects in the province. In addition, the Company has agreed to fund various other social programs with the use of advance income tax payments.

The contributions to Candarave and Jorge Basadre provinces are contingent upon receiving approval for the project and will be expended through the life of the Toquepala expansion project. With these agreements the Company is close to establishing accords with the principal communities and interested parties in the area.

Mexican operations

Power purchase agreement - MGE

MGE, a subsidiary of Grupo Mexico, has completed the construction of one of the two power plants in Mexico designed to supply power to some of the Company’s Mexican operations.  It is expected that MGE will supply approximately 12% of its power output to third-party energy users.  In December 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply the Company with power through 2032.  The first plant was completed in June 2013 and began to supply power to the Company in December 2013.  It is expected that the second plant will be completed by the end of the second quarter 2014.

For an estimate of the Company’s contractual obligations for power purchases, please see, “Contractual Obligations” under Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

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

Treasury Stock:

Activity in treasury stock in the years 2013 and 2012 was as follows (in millions):

	2013	2012
Southern Copper common shares
Balance as of January 1,	$729.8	$734.1
Purchase of shares	281.4	147.3
Stock dividend distribution	—	(151.4)
Used for corporate purposes	(0.2)	(0.2)
Balance as of December 31,	1,011.0	729.8

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	189.0	163.7
Other activity, including dividend, interest and currency translation effect	16.6	25.3
Balance as of December 31,	205.6	189.0

Treasury stock balance as of December 31,	$1,216.6	$918.8

SCC shares of common stock in treasury:

At December 31, 2013 and 2012, treasury stock holds 49,278,536 shares and 39,045,536  shares of SCC’s common stock with a cost of $1,011.0 million and $729.8 million, respectively.  The shares of SCC’s common stock held in treasury are used for general corporate purposes.

SCC share repurchase program:

In 2008, the Company’s Board of Directors authorized a $500 million share repurchase program. On July 28, 2011, the Company’s Board of Directors authorized an increase of the share repurchase program to $1 billion and on October 17, 2013, the Company’s Board of Directors authorized an additional increase to $2 billion. Pursuant to this program, the Company purchased common stock as shown in the table below.  These shares are available for general corporate purposes.  The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost ($ in
From	To	Purchased	Share	Announced Plan	@ $28.71 (*)	millions)
2008:		28,510,150	$13.49	28,510,150		$384.7
2009:		4,912,000	14.64	33,422,150		71.9
2010:		15,600	29.69	33,437,750		0.5
2011:		9,034,400	30.29	42,472,150		273.7
2012:		4,442,336	33.17	46,914,486		147.3
2013:
04/01/13	04/30/13	1,500	32.96	46,915,986		0.1
05/01/13	05/31/13	807,100	32.33	47,723,086		26.1
06/01/13	06/30/13	1,350,000	29.05	49,073,086		39.2
Total second quarter		2,158,600	30.28			65.4

07/01/13	07/31/13	1,300,000	27.60	50,373,086		35.9
08/01/13	08/31/13	641,400	26.68	51,014,486		17.1
09/01/13	09/30/13	204,012	27.65	51,218,498		5.6
Total third quarter		2,145,412	27.33			58.6

10/01/13	10/31/13	1,552,100	27.68	52,770,598		42.9
11/01/13	11/30/13	2,446,490	26.49	55,217,088		64.8
12/01/13	12/31/13	1,942,398	25.58	57,159,486		49.7
Total fourth quarter 2013		5,940,988	26.50			157.4

Total purchased		57,159,486	$20.29		29,275,745	$1,159.5

(*) NYSE closing price of SCC common shares at December 31, 2013

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 82.3% as of December 31, 2013 and 81.3% at December 31, 2012.

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

The activity of this plan for the years ended December 31, 2013 and 2012 was as follows:

	2013	2012
Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(285,600)	(271,200)
Granted in the period	(12,000)	(14,400)
Total shares granted at December 31,	(297,600)	(285,600)

Remaining shares reserved	302,400	314,400

Parent Company common shares:

At December 31, 2013 and 2012, there were in treasury 75,262,919 and 80,674,702 of Grupo Mexico’s common shares, respectively.

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

In the case of voluntary or involuntary resignation/termination of the employee, the Company will pay to the employee the fair market sales price at the date of resignation/termination of the fully paid shares, net of costs and taxes.  When the fair market sales value of the shares is higher than the purchase price, the Company will apply a deduction over the amount to be paid to the employee based on a decreasing schedule specified in the plan for each case.

In case of retirement or death of the employee, the Company will render the buyer or his legal beneficiary, the fair market sales value as of the date of retirement or death of the shares effectively paid, net of costs and taxes.

The stock based compensation expense for the years ended December 31, 2013, 2012 and 2011 and the remaining balance of the unrecognized compensation expense under the Employee Stock Purchase Plan, were as follows:

	2013	2012	2011
Stock based compensation expense	$2.1	$2.1	$2.1
Unrecognized compensation expense	$2.1	$4.2	$6.3

The unrecognized compensation expense under this plan is expected to be recognized over the remaining one year period.

The following table presents the stock award activity of the Employee Stock Purchase Plan for the years ended December 31, 2013 and 2012:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2013	6,955,572	$1.16
Granted	—	—
Exercised	(2,474,814)	1.16
Forfeited	(31,159)	1.16
Outstanding shares at December 31, 2013	4,449,599	1.16

Outstanding shares at January 1, 2012	7,270,341	1.16
Granted	—	—
Exercised	(220,430)	1.16
Forfeited	(94,339)	1.16
Outstanding shares at December 31, 2012	6,955,572	$1.16

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

The stock based compensation expense for the years ended December 31, 2013, 2012 and 2011 and the remaining balance of the unrecognized compensation expense under the New Employee Stock Purchase Plan, were as follows:

	2013	2012	2011
Stock based compensation expense	$0.6	$0.6	$0.6
Unrecognized compensation expense	$2.6	$3.2	$3.8

The unrecognized compensation expense under this plan is expected to be recognized over the remaining five year period.

The following table presents the stock award activity of the New Employee Stock Purchase Plan for the years ended December 31, 2013 and 2012:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2013	2,944,742	$2.05
Granted	226,613	2.05
Exercised	(38,098)	2.05
Forfeited	(120,793)	2.05
Outstanding shares at December 31, 2013	3,012,464	2.05

Outstanding shares at January 1, 2012	3,807,146	2.05
Granted	—	—
Exercised	(772,850)	2.05
Forfeited	(89,554)	2.05
Outstanding shares at December 31, 2012	2,944,742	$2.05

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

Copper hedges:

In 2011 and 2012, the Company held copper zero cost collar derivative contracts and copper swap contracts to reduce price volatility and to protect a portion of its sales value.  These transactions meet the requirements of hedge accounting. The realized gain was recorded in net sales on the consolidated statement of earnings and included in operating activities on the consolidated statement of cash flows.

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

During 2013 at as of December 31, 2013, the Company did not hold copper derivative contracts.

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheet as of December 31, 2013 (in millions):

	Balance at December 31, 2013
	Carrying Value	Fair Value
Liabilities:
Long-term debt	$4,204.9	$4,088.8

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as of December 31, 2013 and 2012, as follows (in millions):

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$202.6	$202.6
- Available-for-sale debt securities:
Corporate bonds	0.4		$0.4
Asset backed securities	0.1		0.1
Mortgage backed securities	5.2		5.2

Accounts receivable:
- Derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	53.9	53.9
Molybdenum	100.2	100.2	—	—
Total	$362.4	$356.7	$5.7	$—

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$127.8	$127.8
- Available-for-sale debt securities:
Corporate bonds	0.4		$0.4
Asset backed securities	0.1		0.1
Mortgage backed securities	6.0		6.0

Accounts receivable:
- Derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	70.8	70.8
Molybdenum	102.9	102.9	—	—
Total	$308.0	$301.5	$6.5	$—

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

The Company invests or maintains available cash with various banks, principally in the United States, Mexico, Europe and Peru, or in commercial papers of highly-rated companies.  As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.  At December 31, 2013, SCC had invested its cash and cash equivalents as follows:

		% of total	% in one institution
Country	$ in million	cash (1)	of country	of total cash
United States	$1,020.0	54.2%	45.8%	24.9%
Peru	94.0	5.0%	73.7%	3.7%
Mexico	147.1	7.8%	95.1%	7.4%
Switzerland	619.9	33.0%	100.0%	33.0%
Total cash and short-term investment	$1,881.0	100.0%

(1)               98.7% of the Company’s cash is in U.S. dollars.

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

The Company’s largest customers as percentage of accounts receivable and total sales were as follows:

	2013	2012	2011
Accounts receivable trade as of December 31,
Five largest customers	37.1%	40.0%	35.9%
Largest customer	12.2%	10.4%	10.8%

Total sales in year
Five largest customers	28.7%	28.8%	28.7%
Largest customer	8.4%	7.4%	7.3%

NOTE 18-RELATED PARTY TRANSACTIONS:

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

Receivable and payable balances with related parties are shown below (in millions):

	As of December 31,
	2013	2012
Related parties receivable current:
Grupo Mexico, S.A.B de C.V. (“Grupo Mexico”) and affiliates	$0.8	$1.8
Mexico Generadora de Energia S. de R.L. (“MGE”)	18.8	—
Compania Perforadora Mexico S.A.P.I. de C.V.	0.7	0.5
Compania Minera Coimolache S.A.	17.2	23.4
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.6	—
	$38.1	$25.7
Related parties receivable non-current:
MGE	$161.2	$184.0

Related parties payable:
Grupo Mexico and affiliates	$3.3	$—
MGE	14.4	—
Asarco LLC	6.2	15.3
Higher Technology S.A.C.	0.1	0.2
Breaker, S.A. de C.V	0.3	—
Sempertrans and affiliates	0.1	—
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	0.6	0.1
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	—	2.1
Ferrocarril Mexicano S.A. de C.V.	3.3	2.6
	$28.3	$20.3

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarize the purchase and sale activities with Grupo Mexico and its affiliates in 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Purchase activity
Grupo Mexico	$13.8	$13.9	$13.9
Ferrocarril Mexicano, S.A de C.V.	19.7	13.9	11.6
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	54.4	49.5	38.2
Compania Perforadora Mexico S.A.P.I. de C.V.	6.1	2.2	1.8
MGE	14.4	—	—
Asarco LLC	98.0	58.6	23.4
Total Purchases	$206.4	$138.1	$88.9

Sales activity
Asarco	$88.7	$23.5	$68.8
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.8	0.5	0.5
Compania Perforadora Mexico S.A.P.I. de C.V.	0.6	—	0.2
MGE	27.3	—	—
Total	$117.4	$24.0	$69.5

Grupo Mexico, the Company’s ultimate parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  The Company pays Grupo Mexico for these services and expects to continue these services in the future.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano, S.A de C.V., and for drilling services provided by Compania Perforadora Mexico S.A.P.I. de C.V. both companies are subsidiaries of Grupo Mexico.

The Company’s Mexican operations purchased from Asarco scrap and other residual copper mineral and from MGE power. Both companies are subsidiaries of Grupo Mexico.

The Company paid fees for engineering, construction and consulting services provided by subsidiaries of Mexico Proyectos y Desarrollos, S.A. de C. V, a subsidiary of Grupo Mexico.

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants.  That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%.  In the first quarter of 2012, Controladora de Infraestructura Energetica Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence, of this change in control MGE became an indirect subsidiary of Grupo Mexico.  Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt.  At December 31, 2012, the outstanding balance of $184.0 million was restructured as subordinated debt of MGE with an interest rate of 5.75%.  The $184.0 million includes $37.6 million drawn on the line of credit in 2012 and $146.4 million drawn through December 31, 2011.  MGE will repay its debt to the Company using a percentage of its profits until such time as the debt is satisfied.  At December 31, 2013 the remaining balance of the debt was $161.2 million and was recorded as non-current related party receivable on the consolidated balance sheet. Related to this loan, the Company recorded interest income of $9.9 million in 2013.

In December 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032.  MGE completed construction of its first power plant in June 2013 and expects to complete the construction of the second plant in the second quarter of 2014.  MGE began supplying power to the Company in December 2013. It is expected that MGE will supply a portion of its power output to third-party energy users. See also Note 13 - Commitments and Contingencies, Other commitments.

The Company sold copper cathodes, rod and anodes, as well as sulfuric acid, silver, gold and lime to Asarco.  In addition, the Company received fees for building rental and maintenance services provided to Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates and to Perforadora Mexico S.A.P.I de C.V., and for natural gas and services provided to MGE, all subsidiaries of Grupo Mexico.

Companies with relationships to the controlling group:

The following table summarize the purchase and sales activities with other Larrea family companies in 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Purchase activity
Mexico Compania de Productos Automotrices, S.A. de C.V.	$—	$—	$0.2
Mextransport	2.7	2.7	2.8
Total purchase	$2.7	$2.7	$3.0

Sales activity
Mextransport	$0.3	$0.9	$—

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

In 2007, the Company’s Mexican subsidiaries provided guaranties for two loans obtained by Mextransport, a company controlled by the Larrea family, from Bank of Nova Scotia in Mexico. Mextransport provides aviation services to the Company´s Mexican operations. The repayment of these loans was completed in August 2013.  The Company also received fees from Mextransport.

Companies with relationships to SCC executive officers:

The following table summarize the purchase activity with companies with relationships to SCC executive officers’ families in 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Higher Technology S.A.C.	$2.2	$3.1	$1.9
Servicios y Fabricaciones Mecanicas S.A.C.	0.4	0.2	0.6
Sempertrans	1.1	0.3	0.2
PIGOBA, S.A. de C.V.	0.3	0.8	0.2
Breaker, S.A. de C.V.	3.9	2.3	5.3
Total purchased	$7.9	$6.7	$8.2

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

The Company purchased industrial material and services from Breaker, S.A. de C.V., a company in which Mr. Jorge Gonzalez, son-in-law of SCC’s Chief Executive Officer, has a proprietary interest, and from Breaker Peru S.A.C., a company in which Messrs. Jorge Gonzalez and Carlos Gonzalez, son-in-law and son, respectively, of SCC´s Chief Executive Officer have a proprietary interest.

Equity Investment in Affiliate: The Company has a 44.2% participation in Coimolache S.A. (“Coimolache”), which it accounts for on the equity method. Coimolache owns Tantahuatay, a gold mine located in the northern part of Peru. To support the cost of the development of Tantahuatay, the Company loaned $56.6 million to Coimolache. Conditions and balance of the loan as of December 31, 2013 are as follows (in millions):

Loan
Total loan granted	$56.6
Interest rate	6 months Libor + 3%
(approximately 3.35%)
Remaining balance at December 31, 2013	$17.2

Interest (in millions):

	Years ended December 31,
	2013	2012
Interest earned	$0.9	$1.9

In 2013, Coimolache paid the Company $18.4 million, as a return of funds expensed during the exploration stage of the Tantahuatay mine, which amount was recorded as other income in the consolidated statement of income.

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

Intersegment sales are based on arms-length prices at the time of sale.  These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost.  Added to the segment information is information regarding the Company’s sales.  The segments identified by the Company are:

1.              Peruvian operations, which include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities that service both mines.  The Peruvian operations produce copper, with production of by-products of molybdenum, silver and other material.

2.              Mexican open-pit operations, which include La Caridad and Buenavista mine complexes and the smelting and refining plants and support facilities that service both mines.  The Mexican open-pit operations produce copper, with production of by-products of molybdenum, silver and other material.

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

The Company has determined that it is necessary to classify the Peruvian open-pit operations as a separate operating segment from the Mexican open-pit operations due to the very distinct regulatory and political environments in which they operate.  The Company’s Senior Management Officers must consider the operations in each country separately when analyzing results of the Company and making key decisions.  The open-pit mines in Peru must comply with stricter environmental rules and must continually deal with a political climate that has a very distinct vision of the mining industry as compared to Mexico.  In addition, the collective bargaining agreement contracts are negotiated differently in each of the countries.  These key differences result in the Company taking varying decisions with regards to open-pit operations in the two countries.

The IMMSA segment includes five mines whose minerals are processed in the same refinery.  This segment also includes an underground coal mine.  Sales of product from this segment are recorded as revenues of the Company’s IMMSA unit.  While the Mexican underground mines are subject to a very similar regulatory environment of the Mexican open-pit mines, the nature of the products and processes of two Mexican operations vary distinctly.  These differences cause the Company’s Senior Management Officers to take a very different approach when analyzing results and making decisions regarding the two Mexican operations.

Financial information is regularly prepared for each of the three segments and the results of the Company’s operations are regularly reported to the Senior Management Officers on the segment basis.  The Senior Management Officers of the Company focus on operating income and on total assets as measures of performance to evaluate different segments and to make decisions to allocate resources to the reported segments.  These are common measures in the mining industry.

Financial information relating to Company’s segments is as follows:

	Year Ended December 31, 2013
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$2,976.7	$361.6	$2,614.6	$—	$5,952.9
Intersegment sales	—	96.9	—	(96.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,308.9	320.7	1,358.6	(116.9)	2,871.3
Selling, general and administrative	35.4	15.1	49.8	2.3	102.6
Depreciation, amortization and depletion	178.9	31.0	177.2	8.8	395.9
Exploration	3.2	27.2	20.6	—	51.0
Operating income	$1,450.3	$64.5	$1,008.4	$8.9	2,532.1
Less:
Interest, net					(176.6)
Other income (expense)					17.1
Income taxes					(769.3)
Equity earnings of affiliate					20.9
Non-controlling interest					(5.7)
Net income attributable to SCC					$1,618.5

Capital expenditures	$1,209.9	$60.6	$372.3	$60.5	$1,703.3
Property, net	$3,579.9	$378.2	$2,451.4	$66.7	$6,476.2
Total assets	$6,010.3	$895.6	$3,753.7	$550.8	$11,210.4

	Year Ended December 31, 2012
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated
Net sales outside of segments	$3,339.0	$378.0	$2,952.3	$—	$6,669.3
Intersegment sales		135.0		(135.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,228.2	292.4	1,380.5	(131.9)	2,769.2
Selling, general and administrative	34.4	14.6	48.5	3.8	101.3
Depreciation, amortization and depletion	145.6	25.2	160.3	(5.3)	325.8
Legal fees related to the SCC shareholder derivative lawsuit				316.2	316.2
Exploration	5.2	28.2	14.5	—	47.9
Operating income	$1,925.6	$152.6	$1,348.5	$(317.8)	3,108.9
Less:
Interest, net					(157.2)
Other income (expense)					21.8
Income taxes					(1,080.9)
Equity earnings of affiliate					48.7
Non-controlling interest					(6.7)
Income attributable to SCC					$1,934.6

Capital expenditures	$804.4	$56.0	$257.8	$(66.3)	$1,051.9
Property, net	$2,444.9	$350.9	$2,231.4	$129.5	$5,156.7
Total assets	$4,241.4	$873.1	$3,353.0	$1,916.2	$10,383.7

	Year Ended December 31, 2011
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated
Net sales outside of segments	$3,212.1	$420.1	$3,186.5	$—	$6,818.7
Intersegment sales	—	126.1	—	(126.1)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,115.8	309.3	1,441.0	(102.9)	2,763.2
Selling, general and administrative	34.1	14.7	50.8	4.9	104.5
Depreciation, amortization and depletion	133.6	24.5	140.6	(10.6)	288.1
Exploration	3.5	22.0	12.0	—	37.5
Operating income	$1,925.1	$175.7	$1,542.1	$(17.5)	3,625.4
Less:
Interest, net					(172.8)
Other income (expense)					(4.0)
Income taxes					(1,104.3)
Non-controlling interest					(7.9)
Income attributable to SCC					$2,336.4

Capital expenditures	$357.6	$48.7	$205.5	$1.1	$612.9
Property, net	$1,827.2	$320.1	$2,225.9	$56.7	$4,429.9
Total assets	$3,471.6	$743.4	$3,164.0	$683.7	$8,062.7

SALES VALUE PER SEGMENT:

	Year Ended December 31, 2013
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated
Copper	$2,365.5	$48.4	$2,289.3	$(48.4)	$4,654.8
Molybdenum	242.2	—	147.9	—	390.1
Silver	242.7	110.1	79.7	(38.8)	393.7
Zinc	—	200.3	—	—	200.3
Other	126.3	99.7	97.7	(9.7)	314.0
Total	$2,976.7	$458.5	$2,614.6	$(96.9)	$5,952.9

	Year Ended December 31, 2012
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated
Copper	$2,604.9	$62.3	$2,532.0	$(62.3)	$5,136.9
Molybdenum	271.3	—	179.2	—	450.5
Silver	280.5	161.5	113.6	(60.3)	495.3
Zinc	—	195.9	—	—	195.9
Other	182.3	93.3	127.5	(12.4)	390.7
Total	$3,339.0	$513.0	$2,952.3	$(135.0)	$6,669.3

	Year Ended December 31, 2011
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated
Copper	$2,509.6	$57.2	$2,720.0	$(57.2)	$5,229.6
Molybdenum	310.8	—	233.3	—	544.1
Silver	248.1	184.2	121.2	(61.1)	492.4
Zinc	—	209.8	—	—	209.8
Other	143.6	95.0	112.0	(7.8)	342.8
Total	$3,212.1	$546.2	$3,186.5	$(126.1)	$6,818.7

NET SALES AND GEOGRAPHICAL INFORMATION:

Net sales to respective countries were as follows:

	Years Ended December 31,
(in millions)	2013	2012	2011
United States	$1,031.2	$1,567.4	$2,103.7
Europe	1,057.5	1,365.1	1,292.1
Mexico	1,403.3	1,676.4	1,269.3
Peru	324.8	296.2	261.7
Brazil	471.0	449.0	598.5
Chile	366.1	443.5	515.8
Latin America, other	391.8	108.3	101.2
Asia	907.2	763.4	662.9
Derivative instruments	—	—	13.5
Total	$5,952.9	$6,669.3	$6,818.7

PROVISIONAL SALES PRICE:

At December 31, 2013, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the year-end market price per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2013:

Copper (million lbs.)	Priced at (per pound)	Month of settlement
16.1	3.344	January through February 2014

Molybdenum (million lbs.)	Priced at (per pound)	Month of settlement
10.3	9.70	January 2014 through April 2014

Provisional sales price adjustments included in accounts receivable and net sales were as follows at December, 31 (in millions):

	As of December 31,
	2013	2012
Copper	$1.0	$2.9
Molybdenum	0.6	3.7
Total	$1.6	$6.6

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

LONG-TERM SALES CONTRACTS:

The following are the significant outstanding long-term contracts:

Under the terms of a sales contract with Mitsui & Co. Ltd. (“Mitsui”), the Company was required to supply Mitsui with 48,000 tons of copper cathodes annually through 2013 to the Asian Market. Premium levels were agreed upon annually based on world market terms.  90,000 tons related to a prior contract (period 1994-2000) will be supplied as follows: 48,000 tons in 2014 and 42,000 tons in 2015.

In 2013, a new long term copper sales agreement was signed with Mitsui for five years, with shipments beginning in 2015. Mitsui and the Company will negotiate market terms and conditions for annual contracts no later than November 30 of the year prior to shipment. The contract considers the following annual volumes of copper cathodes; 6,000 tons for 2015 and 48,000 tons for each of the years from 2016 through 2019. The contract volume would increase by 24,000 tons the year after Tia Maria reaches full production capacity.  Failure to reach an agreement on market terms would cancel the annual contract but not the long-term agreement.  Under the terms of the agreement all shipments would be to Asia and there are no exclusivity rights for Mitsui or commissions included. This contract may be renewed for and additional five years, upon agreement of both parties.

Under the terms of a sales contract with Molibdenos y Metales, S.A., SPCC Peru Branch is required to supply 29,300 tons of molybdenum concentrates from 2014 through 2016.  This contract may be extended for one more calendar year during each October to maintain a three year period unless either party decides to terminate the agreement.  The sale price of the molybdenum concentrates is based on the monthly average of the high and low Metals Week Dealer Oxide quotation.  The roasting charge deduction is agreed based on international market terms.

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

NOTE 20-QUARTERLY DATA (unaudited)

(in millions, except per share data)

	2013
	1st	2nd	3rd	4th	Year
Net sales	$1,623.0	$1,410.2	$1,384.5	$1,535.2	$5,952.9
Gross profit	$805.7	$604.4	$617.0	$658.5	$2,685.6
Operating income	$770.0	$565.3	$580.9	$615.9	$2,532.1
Net income	$497.0	$374.1	$345.6	$407.5	$1,624.2
Net income attributable to SCC	$495.4	$372.7	$344.2	$406.2	$1,618.5
Per share amounts attributable to SCC:
Net earnings basic and diluted	$0.59	$0.44	$0.41	$0.48	$1.92
Dividend per share	$0.24	$0.20	$0.12	$0.12	$0.68

		2012
	1st	2nd	3rd (1)	4th	Year
Net sales	$1,805.9	$1,659.9	$1,552.4	$1,651.1	$6,669.3
Gross profit	$1,007.1	$913.6	$800.2	$853.4	$3,574.3
Operating income	$972.9	$875.6	$447.8	$812.6	$3,108.9
Net income	$623.6	$565.3	$219.3	$533.2	$1,941.4
Net income attributable to SCC	$621.4	$563.5	$217.9	$531.8	$1,934.6
Per share amounts attributable to SCC:
Net earnings basic and diluted	$0.73	$0.66	$0.26	$0.63	$2.28
Dividend per share (2)	$0.54	$0.53	$0.24	$2.75	$4.06

(1) The third quarter 2012 includes in operating income and expenses a discrete charge of $316.2 million for legal fees related to a shareholder derivative lawsuit.

(2) Dividend paid in the first quarter of 2012 includes a cash dividend of $0.19 and a stock dividend of $0.35.

Dividend paid in the fourth quarter of 2012 includes a one-time dividend related to the settlement of a shareholder derivative lawsuit. Please see Note 14. Stockholders’ Equity.

NOTE 21—SUBSEQUENT EVENTS

DIVIDENDS:

On January 30, 2014, the Board of Directors authorized a dividend of $0.12 per share paid on March 4, 2014, to shareholders of record at the close of business on February 18, 2014.

OTHER COMPANY INFORMATION:

ANNUAL MEETING

The annual stockholders meeting of Southern Copper Corporation will be held on Tuesday, April 29, 2014, at 9:00 am, Mexico City time, at Edificio Parque Reforma, Campos Eliseos No. 400, 9th Floor, Colonia Lomas de Chapultepec, Mexico City, Mexico.

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

1440 East Missouri Ave, Suite 160

Phoenix, AZ 85014, U. S. A.

Phone: (602) 264-1375

Fax: (602) 264-1397

Mexico

Campos Eliseos N° 400

Colonia Lomas de Chapultepec

Delegacion Miguel Hidalgo

C.P. 11000 - MEXICO

Phone: (5255) 1103-5000

Fax: (5255) 1103-5567

Peru

Av. Caminos del Inca 171

Urb. Chacarilla del Estanque

Santiago de Surco

Lima 33 — PERU

Phone: (511) 512-0440 Ext 3181

Fax: (511) 512-0492

Website:  www.southerncoppercorp.com

Email address: southerncopper@southernperu.com.pe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation:

We have audited the accompanying consolidated balance sheets of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audit also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southern Copper Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Miguel Angel Andrade Leven

Mexico City, Mexico

February 26, 2014

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2013, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2013, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.              recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.              accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.  Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based on the evaluation made under this framework, management concluded that as of December 31, 2013 such internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our internal control over financial reporting as of December 31, 2013, has been audited by Galaz, Yamazaki, Ruiz Urquiza, S.C. Member of Deloitte Touche Tohmatsu Limited, an independent registered public accounting firm, as stated in their report which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Southern Copper Corporation:

We have audited the internal control over financial reporting of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing in Item 9A.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Miguel Angel Andrade Leven

Mexico City, Mexico

February 26, 2014

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10, 11, 12, 13 AND 14

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of the Company, their ages as of January 31, 2014 and their positions.

Name	Age	Position
German Larrea Mota-Velasco	60	Chairman of the Board and Director
Oscar Gonzalez Rocha	75	President, Chief Executive Officer and Director
Xavier Garcia de Quevedo Topete	67	Chief Operating Officer and Director of SCC, President and Chief Executive Officer of Southern Copper Minera Mexico
Raul Jacob Ruisanchez	55	Vice President, Finance and Chief Financial Officer
Juan Rodriguez Arriaga	54	Vice President, Commercial
Javier Gomez Aguilar	39	Vice President Legal and General Counsel.
Hans A. Flury Royle	62	Secretary and Legal Counsel
Agustin Avila Martinez	58	Comptroller
Vidal Muhech Dip	73	Vice President, Projects
Edgard Corrales Aguilar	58	Vice President, Exploration

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

Raul Jacob Ruisanchez has served as our Vice President, Finance and Chief Financial Officer since April 18, 2013. He was our Comptroller from October 27, 2011 until April 18, 2013. He has held various positions focused primarily in financial planning, corporate finance, investor relations and project evaluation with the Company since 1992.  In September 2011, he was appointed Director of Controller and Finance of the Company’s Peruvian Branch and Vice President and Chief Financial Officer of Southern Peru Limited, one of our subsidiaries.   In 2010, Mr. Jacob was considered by Institutional Investor among the top three investor relations executives of Latin America. He is currently a member of the consulting board of the MBA program (Finance) of the Universidad del Pacifico in Lima, Peru. Until March of 2010, he was President of the Strategic Studies Center of IPAE, an entrepreneurial association. Between 2004 and 2006, he was the President of the Finance Affairs Committee of the American Chamber of Commerce of Peru.  Mr. Jacob holds an economics degree from Universidad del Pacifico, a Master’s Degree from the University of Texas (Austin) and a Degree in International Business Management from the Stockholm School of Economics.

Agustin Avila Martinez replaced Mr. Raul Jacob Ruisanchez as Comptroller of the Company. He had been our Assistant Comptroller for the last five years and has been the Director, Controller of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”), SCC’s indirect parent company, since March 2000. From November 1993 until March 2000 he was Deputy Controller and from September 1988 until November 1993 he was General Controller of SCC’s subsidiaries, Mexicana de Cobre S. A. de C.V. and Mexicana de Cananea S.A. de C.V., the former operator of SCC’s Buenavista mine. Mr. Avila Martinez is a certified public accountant in Mexico.

Vidal Muhech Dip has served as our Vice President, Projects since April 25, 2002.  He has been Corporate Director of Engineering and Construction of Grupo Mexico since April 1995.  Previously, he was Director of Engineering and Construction of Industrial Minera Mexico S.A. de C.V. from 1985 to 1995.

Edgard Corrales Aguilar has served as Vice President, Exploration since July 18, 2013. Mr. Corrales replaces Mr. Remigio Martinez, who was the Corporation’s Vice President, Exploration from April 2002 to his retirement in July 2013. Mr. Corrales has been working with the Peruvian Branch of SCC since 1983 in various positions, including as senior geologist of the Toquepala mine, head of the geology department of the Cuajone mine and manager of the exploration department of the Peruvian Branch of SCC. Currently he is Exploration Director of the Peruvian Branch of SCC and general manager of SCC’s Branch in Chile. Mr. Corrales has a degree in geology and engineering from the University of Arequipa, Peru and has followed specialized studies at the Catholic University of Caracas, Venezuela and the MacKay School of Mines at the University of Reno, Nevada. He has also completed extensive studies in management at various universities in Peru.

Juan Rodriguez Arriaga has served as our Vice President, Commercial since April 18, 2013. Mr. Rodriguez Arriaga has over 26 years-work experience in Grupo Mexico and has served as Commercial Director of Minera Mexico S. A. de C. V., a subsidiary of the Company, since May 2003.  Mr. Rodriguez Arriaga has held various commercial positions with Grupo Mexico and certain of its affiliates and subsidiaries.  He was Commercial Director of Asarco LLP, a subsidiary of Grupo Mexico, from 2000 to 2001.

Mr. Javier Gomez Aguilar has served as our Vice President, Legal and General Counsel since April 18, 2013. He has been Legal Assistant Manager of Corporate Affairs of Minera Mexico S. A. de C. V. (“Minera Mexico”), a subsidiary of the Company, since 2005. He has been responsible since October 2010 for Minera Mexico’s legal matters, including corporate, international, contractual mining and special projects. He has been Secretary of the Board of Minera Mexico and subsidiaries since April 2011. Previously he was an attorney for the Ministry of Public Education of Mexico from 1999 to 2004. Mr. Gomez Aguilar is an accomplished Mexican attorney with broad experience in complex legal transactions, corporate, civil, commercial, international, mining and financial matters, including mergers and acquisitions and several public infrastructure bidding processes, having worked with various prestigious law firms in Mexico. He holds a law degree from the Marista University in Mexico City, Mexico and a Master’s Degree from the Antonio Nebrija University of Madrid, Spain. Mr. Gomez Aguilar was president of his class in the top management program (D-1C) of 2009-2010 at the PanAmerican Institute for High Business Direction or IPADE in Mexico.

Mr. Hans A. Flury Royle has served as our Secretary since April 18, 2013.  He has been Legal Counsel of the Company’s Peruvian operations and SCC’s Assistant Secretary for the last five years.  Previously, he was Secretary of the Company from July 25, 2001 until 2002.  He has been Director of Legal Affairs of the Company in Peru since 1987.  He commenced his career with the Legal Department of the Company in Peru in 1974.  He holds a law degree from the Catholic University of Lima and an Honoris Causa Doctorate Degree from the Universidad Nacional de Ingenieria in Peru. He was appointed Minister of Energy and Mines, from July 2003 to February 2004.

Information in response to the additional disclosure requirements specified by Part III, Items 10, 11, 12, 13 and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 29, 2014, or will be provided by amendment to this Form 10-K, also to be filed no later than April 30, 2014.

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

4.13	Form of 3.500% Notes due 2022.

4.14	Form of 5.250% Notes due 2042.

10.1	Form of Directors’ Stock Award Plan of the Company.

10.2	Service Agreement entered into by the Company with a subsidiary of Grupo Mexico S.A.B. de C.V., assigned upon the same terms and conditions to Grupo Mexico S.A.B. de C.V. in February 2004.

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

The exhibit listed as 10.1 is the management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2013,  2012 and 2011; (ii) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2013,  2012 and 2011; (iii) the Consolidated Balance Sheet at December 31, 2013 and 2012; (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2013,  2012 and 2011; (v) the Consolidated Statement of changes in equity for the years ended December 31, 2013,  2012 and 2011, and (vi) the Notes to Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

3.  Schedule II

Valuation and Qualifying Accounts and Reserves (in millions):

	Additions
Reserve deducted in balance sheet to which applicable:	Balance at beginning of period	Charged to costs and expenses	Additions	Deduction/ Application	Balance at end of period
Accounts Receivable:
2013	—		0.3		0.3
2012	—	—	—	—	—
2011	—	—	—	—	—

Notes issued under par:
2013	47.3	1.1	—	—	46.2
2012	25.4	0.5	22.4	—	47.3
2011	25.9	0.5		—	25.4

Deferred Tax Assets:
2013	—			—	—
2012	2.2			2.2	—
2011	30.0			27.8	2.2

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

By:	/s/Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date:  February 26, 2014

Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ German Larrea Mota-Velasco
German Larrea Mota-Velasco	Chairman of the Board, and Director

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha	President, Chief Executive Officer and Director

/s/ Raul Jacob Ruisanchez
Raul Jacob Ruisanchez	Vice President, Finance, Chief Financial Officer (Principal Financial Officer)

/s/ Agustin Avila Martinez
Agustin Avila Martinez	Comptroller (Principal Accounting Officer)

DIRECTORS

s/ German Larrea Mota-Velasco	/s/ Oscar Gonzalez Rocha
German Larrea Mota-Velasco	Oscar Gonzalez Rocha

/s/ Emilio Carrillo Gamboa	/s/ Daniel Muniz Quintanilla
Emilio Carrillo Gamboa	Daniel Muniz Quintanilla

/s/ Alfredo Casar Perez	/s/ L. Miguel Palomino Bonilla
Alfredo Casar Perez	L. Miguel Palomino Bonilla

/s/ Luis Castelazo Morales	/s/ Gilberto Perezalonso Cifuentes
Luis Castelazo Morales	Gilberto Perezalonso Cifuentes

/s/ Enrique Castillo Sanchez Mejorada	/s/ Juan Rebolledo Gout
Enrique Castillo Sanchez Mejorada	Juan Rebolledo Gout

/s/ Xavier Garcia de Quevedo	/s/ Carlos Ruiz Sacristan
Xavier Garcia de Quevedo	Carlos Ruiz Sacristan

Date:  February 26, 2014

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

3.2	By-Laws, as last amended on January 27, 2011. (Filed as Exhibit 3.2 to the Company´s 2010 Annual Report on Form 10-K and incorporated herein by reference).

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

4.13	Form of 3.500% Notes due 2022. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).

4.14	Form of 5.250% Notes due 2042. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).

10.1	Form of Directors’ Stock Award Plan of the Company. (Filed as Exhibit 10.4 to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference).

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

The exhibit listed as 10.1 is the management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2013, 2012 and 2011; (ii) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Balance Sheet at December 31, 2013 and 2012; (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (v) the Consolidated Statement of changes in equity for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.