Form 10-Q
period 2014-03-31
SOUTHERN COPPER CORP/
filed 2014-05-06
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

As of April 30, 2014 there were outstanding 833,443,471 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.

Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statement of Earnings for the three months ended March 31, 2014 and 2013	3

	Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013	4

	Condensed Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013	5

	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013	6

	Notes to Condensed Consolidated Financial Statements	7-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-41

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	42-43

Item 4.	Controls and procedures	44

	Report of Independent Registered Public Accounting Firm	45

Part II. Other Information:

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	46

Item 4.	Mine Safety Disclosures	46

Item 6.	Exhibits	47-48

	Signatures	49

	List of Exhibits	50-51

Exhibit 15	Independent Accountants’ Awareness Letter	1

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

Exhibit 101

Financial statements for the quarter ended March 31, 2014 Formatted in XBRL: (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

		Submitted electronically with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(in thousands, except per share amounts)
Net sales (including sales to related parties, see note 7)	$1,354,383	$1,623,002

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	641,894	722,749
Selling, general and administrative	24,498	25,374
Depreciation, amortization and depletion	110,453	90,572
Exploration	14,611	10,324
Total operating costs and expenses	791,456	849,019

Operating income	562,927	773,983

Interest expense	(65,140)	(65,290)
Capitalized interest	24,603	12,239
Other income (expense)	(4,206)	848
Interest income	4,537	5,969
Income before income taxes	522,721	727,749

Income taxes (including royalty taxes: 2014 - $25,641 and 2013 - $3,933)	204,162	238,879
Net income before equity earnings of affiliate	318,559	488,870
Equity earnings of affiliate, net of income tax	6,038	8,163

Net income	324,597	497,033

Less: Net income attributable to the non-controlling interest	1,208	1,641

Net income attributable to SCC	$323,389	$495,392

Per common share amounts attributable to SCC:
Net earnings - basic and diluted	$0.39	$0.59
Dividends paid	$0.12	$0.24
Weighted average shares outstanding - basic and diluted	833,792	845,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	3 Months Ended
	March 31,
	2014	2013
	(in thousands)
Net income	$324,597	$497,033

Other comprehensive income (loss) net of tax: - Amortization of actuarial gain net of income tax (2014: $65 and 2013: $80)	(152)	(187)

Total comprehensive income	$324,445	$496,846

Comprehensive income attributable to the non-controlling interest	$1,208	$1,641
Comprehensive income attributable to SCC	$323,237	$495,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2014	2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,473,101	$1,672,695
Short-term investments	273,010	208,268
Accounts receivable trade	523,155	533,226
Accounts receivable other (including related parties 2014 - $37,450 and 2013 - $ 38,062)	84,697	64,552
Inventories	749,940	693,942
Deferred income tax	145,722	84,377
Other current assets	139,753	158,990
Total current assets	3,389,378	3,416,050

Property, net	6,685,506	6,476,168
Leachable material	441,240	395,177
Intangible assets, net	109,860	110,219
Related parties receivable	161,244	161,244
Deferred income tax	217,513	180,707
Equity method investment	63,180	57,142
Other assets	196,827	199,322
Total assets	$11,264,748	$10,996,029

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2014 -$39,488 and 2013 - $28,373)	$502,307	$500,737
Accrued income taxes	47,619	—
Accrued workers’ participation	180,495	192,371
Accrued interest	88,911	70,787
Other accrued liabilities	33,565	19,689
Total current liabilities	852,897	783,584

Long-term debt	4,205,188	4,204,915
Deferred income taxes	246,655	244,875
Other liabilities and reserves	73,928	76,000
Asset retirement obligation	151,982	124,835
Total non-current liabilities	4,677,753	4,650,625

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	3,347,339	3,340,349
Retained earnings	3,618,190	3,394,827
Accumulated other comprehensive income	6,087	6,239
Treasury stock, at cost, common shares	(1,275,403)	(1,216,599)
Total Southern Copper Corporation stockholders’ equity	5,705,059	5,533,662
Non-controlling interest	29,039	28,158
Total equity	5,734,098	5,561,820

Total liabilities and equity	$11,264,748	$10,996,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 Months Ended
	March 31,
	2014	2013
	(in thousands)
OPERATING ACTIVITIES

Net income	$324,597	$497,033

Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	110,453	90,572
Equity earnings of affiliate, net of dividends received	(3,414)	(8,163)
Loss (gain) on currency translation effect	(5,688)	13,894
(Benefit) for deferred income taxes	(84,320)	(5,745)

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(10,074)	79,664
Inventories	(102,061)	(31,115)
Accounts payable and accrued liabilities	69,313	64,510
Other operating assets and liabilities	35,954	(106,178)
Net cash provided from operating activities	334,760	594,472

INVESTING ACTIVITIES
Capital expenditures	(323,726)	(316,798)
Purchase of short-term investments, net	(64,742)	(70,190)
Loan repaid by related party	—	10,573
Sale of property	294	224
Net cash used for investing activities	(388,174)	(376,191)

FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(100,026)	(202,932)
Repurchase of common shares	(52,479)	—
Distributions to non-controlling interest	(302)	(472)
Other	273	258
Net cash used for financing activities	(152,534)	(203,146)

Effect of exchange rate changes on cash and cash equivalents	6,354	(12,273)
(Decrease) increase in cash and cash equivalents	(199,594)	2,862
Cash and cash equivalents, at beginning of period	1,672,695	2,459,488
Cash and cash equivalents, at end of period	$1,473,101	$2,462,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”).  At March 31, 2014, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 82.5% of the Company’s capital stock.  The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”), a Delaware corporation, and its subsidiaries.  The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico.  The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”).  The Peruvian Branch is not a corporation separate from the Company.  The Company’s Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2014 and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2014 and 2013.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2013 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”).  Certain prior period amounts have been reclassified to conform to the current period presentation.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2013 and notes included in the Company’s 2013 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	March 31,	December 31,
	2014	2013
Trading securities	$267.3	$202.6
Weighted average interest rate	1.87%	3.78%

Available for sale	$5.7	$5.7
Weighted average interest rate	0.41%	0.42%
Total	$273.0	$208.3

Trading securities consist of bonds issued by public companies and are publicly traded.  Each financial instrument is independent of the others.  The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies.  Each security is independent of the others and at March 31, 2014 and December 31, 2013, included corporate bonds and asset and mortgage backed obligations.  As of March 31, 2014 and December 31, 2013, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended March 31,
	2014		2013
Trading:
Interest earned	$1.4		$0.6
Unrealized gain (loss) at the end of the period	$2.2		$3.5

Available-for-sale:
Interest earned	(*	)	(*	)
Investment redeemed	$—		$—

(*) Less than $0.1 million.

NOTE 3 - INVENTORIES:

Inventories were as follows:

(in millions)	March 31, 2014	December 31, 2013

Inventory, current:
Metals at lower of average cost or market:
Finished goods	$103.4	$84.2
Work-in-process	339.3	305.4
Supplies at average cost	307.2	304.3
Total current inventory	$749.9	$693.9

Inventory, long-term:
Leach stockpiles	$441.2	$395.2

In the first quarter 2014 and 2013 total leaching costs capitalized as long-term inventory of leachable material amounted to $86.1 million and $68.2 million, respectively.  Leachable material inventories recognized in cost of sales amounted to $39.2 million and $26.7 million for the first quarter 2014 and 2013, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first quarter 2014 and 2013 were as follows ($ in millions):

	2014	2013
Income tax provision	$204.1	$238.8
Effective income tax rate	39.1%	32.8%

These provisions include income taxes for Peru, Mexico and the United States.  The increase in the effective tax rate for the first quarter of 2014 from the same period in the prior year is primarily due to the new Mexican royalty tax instituted for 2014, which added 5.1% to the first quarter effective rate.

In July 2013, the Financial Accounting Standards Board, or “FASB,” issued Accounting Standard Update No. 2013-11 on the presentation of unrecognized tax benefits. The update clarifies that unrecognized tax benefits related to a net operating loss carryforward, or similar tax loss, or tax credit carryforward, should generally be presented in the financial statements as a reduction to a deferred tax asset. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Accordingly in this quarter we have presented applicable uncertain tax positions as reductions to deferred income tax assets in the Condensed Consolidated Balance Sheet as of December 31, 2013 and March 31, 2014.

Royalty mining charge:

Peruvian operations: In 2011, the Peruvian congress approved an amendment to the mining royalty charge.  The new mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $7.7 million and $10.6 million of royalty charge in the first quarter 2014 and 2013, respectively, of which $1.6 million and $3.9 million, respectively, were included in income taxes.

Mexican operations:  In December 2013, the Mexican government enacted a new law which, among other things, established a mining royalty charge of 7.5% on taxable EBITDA and an additional royalty charge of 0.5% on the net sales value of gold, silver and platinum.  These charges became effective January 2014 and the Company has accrued $24.0 million of royalty taxes as part of the income tax provision for the first quarter 2014.

Special Mining taxes:

In 2011, the Peruvian government enacted a tax for the mining industry.  This tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached.  The Company has accrued $12.0 million and $15.5 million of special mining tax as part of the income tax provision for the first quarter 2014 and 2013, respectively.

Accounting for uncertainty in income taxes

In the first quarter 2014, there were no changes in the Company’s uncertain tax positions.

NOTE 5 — PROVISIONALLY PRICED SALES:

At March 31, 2014, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the March 31, 2014 market price per pound.  These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2014:

Copper (million lbs.)	Priced at	Month of Settlement
73.1	$3.03	April and May 2014

Molybdenum (million lbs.)	Priced at	Month of Settlement
8.0	$10.80	April to June 2014

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 6 - ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”).  As part of the closure plans, the Company is required, to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation.  This law requires reviews of closing plans every five years.  Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation.  The accepted value of the Lima office building, for this purpose, is $27.8 million. Through March 2014, the Company has provided guarantees of $14.2 million.  The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and ancillary facilities at the three units, including the Ilo marine trestle. In the last quarter of 2012, the Company submitted updates to the closure plans for Toquepala, Cuajone and Ilo in accordance with the law. As a result of these revised plans, the Company adjusted its asset retirement obligation.

In 2010, the Company announced to the Mexican federal environmental authorities the closure of the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation.  In January 2014, the Company approved an increase of the budget in $26.7 million to a total of $62.4 million, of which the Company has spent $36.4 million through March 31, 2014. Plant demolition and construction of a confinement area at the south of the property were completed in 2012 and the Company expects to complete soil remediation and the construction of a second confinement by the end of 2014 which was authorized by PROFEPA.  The Company expects that once the site is remediated, the Company will decide if it will sell the property or promote an urban development to generate a net gain on the disposal of the property.

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

The following table summarizes the asset retirement obligation activity for the three months ended March 31, 2014 and 2013 (in millions):

	2014	2013
Balance as of January 1	$124.8	$122.3
Changes in estimates	26.7	—
Additions	—	—
Payments	(1.5)	(1.9)
Accretion expense	2.0	1.8
Balance as of March 31,	$152.0	$122.2

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

Receivable and payable balances with related parties are shown below (in millions):

	As of
	March 31, 2014	December 31, 2013
Related parties receivable current:
Grupo Mexico and affiliates	$0.8	$0.8
Mexico Generadora de Energia S. de R.L. (“MGE”)	27.0	18.8
Compania Perforadora Mexico S.A.P.I. de C.V.	0.9	0.7
Compania Minera Coimolache S.A.	7.2	17.2
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	1.6	0.6
	$37.5	$38.1

Related parties receivable non-current:
MGE	$161.2	$161.2

Related parties payable:
Grupo Mexico and affiliates	$4.1	$3.3
MGE	15.5	14.4
Asarco LLC	13.9	6.2
Higher Technology S.A.C.	0.1	0.1
Breaker S.A. de C.V and affiliates (“Breaker”)	0.3	0.3
Sempertrans and affiliates	—	0.1
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	0.2	0.6
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.4	—
Ferrocarril Mexicano S.A. de C.V.	5.0	3.3
	$39.5	$28.3

Purchase and sale activity:

Grupo Mexico and its affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the three months ended March 31, 2014 and 2013 (in millions):

	As of March 31,
	2014	2013
Purchase activity
Grupo Mexico and affiliates	$3.5	$3.5
Asarco LLC.	15.1	32.9
Ferrocarril Mexicano S.A de C.V.	5.3	5.8
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	47.2	9.3
MGE	48.9	—
Cia Perforadora Mexico S.A.P.I. de C.V and affiliates	1.2	0.6
Total Purchases	$121.2	$52.1

Sales activity
Asarco LLC	$—	$36.6
Mexico Proyectos y Desarrollos, S.A. de C.V.	0.2	0.2
Cia Perforadora Mexico S.A.P.I. de C.V and affiliates	0.1	0.1
MGE	24.3	0.1
Total Sales	$24.6	$37.0

Grupo Mexico, the Company’s parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  The Company pays Grupo Mexico for these services and expects to continue paying for these services in the future.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano S.A de C.V., for construction services provided by Mexico Proyectos y Desarrollo S.A. de C.V. and its affiliates and for drilling services provided by Compania Perforadora Mexico S.A.P.I. de C.V. The three companies are subsidiaries of Grupo Mexico.

The Company’s Mexican operations purchased from Asarco scrap and other residual copper mineral, and from MGE power. Both companies are subsidiaries of Grupo Mexico.

The Company paid fees for engineering, construction and consulting services provided by subsidiaries of Mexico Proyectos y Desarrollos S.A. de C. V., a subsidiary of Grupo Mexico.

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants.  That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%.  In the first quarter of 2012, Controladora de Infraestructura Energetica Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence of this change in control, MGE became an indirect subsidiary of Grupo Mexico.  Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt.  At December 31, 2012, the outstanding balance of $184.0 million was restructured as subordinated debt of MGE with an interest rate of 5.75%.  MGE will repay its debt to the Company using a percentage of its profits until such time as the debt is satisfied.  At March 31, 2014 the remaining balance of the debt was $161.2 million and was recorded as non-current related party receivable on the condensed consolidated balance sheet.  Related to this loan the Company received $2.3 million of interest in the first quarter of 2014.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE completed construction of its first power plant in June 2013 and the second plant in the first quarter of 2014. MGE is currently waiting the authorization for interconnection with the Mexican electrical system to start operations in the second plant. MGE began supplying power to the Company in December 2013. It is expected that MGE will supply a portion of its power output to third-party energy users. See also Note 9 - Commitments and Contingencies, Other commitments.

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

Companies with relationships to the controlling group:

The following tables summarize the purchase and sales activities with other Larrea family companies in the three months ended March 31, 2014 and 2013 (in millions):

	As of March 31,
	2014	2013
Mextransport:

Purchase activity	$0.6	$0.6

Sales activity	$0.1	$0.1

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including aviation and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to the lease of office space and air transportation.

Companies with relationships to SCC executive officers:

The following table summarizes the purchase activity with companies with relationships to SCC executive officers´ families in the three months ended March 31, 2014 and 2013 (in millions):

	As of March 31,
	2014	2013
Higher Technology S.A.C.	$0.3	$0.3
Servicios y Fabricaciones Mecanicas S.A.C.	0.3	0.1
Sempertrans France Belting Technology	0.3	0.1
Breaker	0.9	0.8
Total purchases	$1.8	$1.3

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

The Company purchased industrial material and services from Breaker, a company in which Mr. Jorge Gonzalez, son-in-law of SCC’s Chief Executive Officer, has a proprietary interest.

Equity Investment in Affiliate: The Company has a 44.2% participation in Coimolache S.A. (“Coimolache”), which it accounts for on the equity method. Coimolache owns Tantahuatay, a gold mine located in the northern part of Peru.  To support the cost of the development of Tantahuatay, the Company loaned $56.6 million to Coimolache.  Conditions and balance of the loan as of March 31, 2014 are as follows (in millions):

Loan
Total loan granted	$56.6
Interest rate	6 months Libor + 3% (approximately 3.35)%
Remaining balance at March 31, 2014	$7.2

	Three months ended
	March 31,
	2014	2013
Interest earned	$0.1	$0.4

NOTE 8 — BENEFIT PLANS:

Post retirement defined benefit plans

The Company has two noncontributory defined benefit pension plans covering former salaried employees in the United States and certain former expatriate employees in Peru. Effective October 31, 2000, the Board of Directors amended the qualified pension plan to suspend the accrual of benefits.

In addition, the Company´s Mexican subsidiaries have a defined contribution pension plan for salaried employees and a non-contributory defined benefit pension plan for union employees.

The components of the net periodic benefit costs for the three months ended March 31, 2014 and 2013 are as follows (in millions):

	2014	2013
Service cost	$0.3	$0.3
Interest cost	0.3	0.3
Expected return on plan assets	(0.9)	(0.9)
Amortization of net actuarial gain	(0.2)	(0.2)
Amortization of net loss (gain)	(* )	(* )
Net periodic benefit costs	$(0.5)	$(0.5)

(*) amount is lower than $0.1 million

Post-retirement Health care plan

Peru: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The plan is unfunded. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits.”

Mexico: Through 2007, the Buenavista unit provided health care services free of charge to employees and retired unionized employees and their families through its own hospital at the Buenavista unit. In 2011, the Company signed an agreement with the Secretary of Health of the State of Sonora to provide these services to its retired workers and their families.

The components of the net periodic benefit cost for the three months ended March 31, 2014 and 2013 are as follows (in millions):

	2014		2013
Interest cost	$0.3		$0.4
Amortization of net loss (gain)	(*	)	(*	)
Amortization of prior service cost (credit)	(*	)	(*	)
Net periodic benefit cost	$0.3		$0.4

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

Environmental capital expenditures in the three months ended March 31, 2014 and 2013 were as follows (in millions):

	2014	2013
Peruvian operations	$9.8	$1.8
Mexican operations	6.4	10.5
	$16.2	$12.3

Peruvian operations: The Company’s operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through the Ministry of Environment (MINAM) conducts annual audits of the Company’s Peruvian mining and metallurgical operations. Through these environmental audits, matters related to environmental commitments, compliance with legal requirements, atmospheric emissions, effluent monitoring and waste management are reviewed. The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations.

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

In 2008, the Peruvian government enacted environmental regulations establishing more stringent air quality standards (“AQS”) for daily sulfur dioxide (“SO2”) concentration for the Peruvian territory. These regulations, as amended in 2013, recognize distinct zones/areas, such as atmospheric basins, with significant population density and industrial activity. As part of these regulations the MINAM was required to carry-out a 12 month ambient air monitoring period, prior to January 1, 2014, to establish SO2 levels. Those areas with a mean 24-hour concentration of SO2 equal to or less than 20 micrograms per cubic meter (“ug/m3”) are required to develop programs to maintain this level of compliance. Those areas or cities which are in excess of the mean 24-hour SO2 concentration of 20 ug/m3 will be required to establish an Action Plan to address this problem and are required to achieve the 20 ug/m3 AQS in the future and meanwhile they are required to achieve mean 24-hour AQS equal to 80 ug/m3 of SO2. MINAM has established three atmospheric basins that require further attention to comply with these new air quality standards. The Ilo basin is one of these three areas and the Company’s smelter and refinery are part of the area.  A supreme decree issued on April 8, 2014, indicates that the Company should review its compliance with the regulations and develop a modification plan to reach compliance.  The plan must be reported to the government within one year, or by April 8, 2015.

In 2013, the Peruvian government enacted new soil environmental quality standards (“EQS”) applicable to any existing facility or project that generates or could generate risk of soil contamination in its area of operation or influence. A March 2014 supreme decree further developed and modified the procedures for the application of this EQS. Under this rule the Company has twelve months to identify contaminated sites in and around its facilities and present a report of identified contaminated sites. If such sites exist, the Company must submit for approval a decontamination plan within 24 months from the date it is notified by the authority. This decontamination plan shall include remediation actions and schedule and compliance deadlines. Also, under this rule, if deemed necessary, the Company may request a one year extension, given sound justification. Soil confirmation tests must be carried out after completion of decontamination actions (within the approved schedule) and results must be presented to authorities within 30 days after receiving said results.  Non-compliance with this obligation or with decontamination goals will carry penalties according to existing sanction scale.  During compliance schedule, however, companies cannot be penalized for non-compliance with the soil EQS.

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

On June 9, 2009, SCC’s Peruvian Branch filed a proceeding of relief before a civil court in Peru seeking the nullity of the 2009 Supreme Court decision and, in a separate proceeding, a request for a precautionary measure. The civil court rendered a favorable decision on the nullity and the precautionary measure, suspending the enforcement of the Supreme Court decision, for the reasons indicated above and other reasons. In February 2012, the Branch was notified that the civil court had reversed its prior decisions. On appeal by the Peruvian Branch the Superior Court affirmed the lower court’s decisions regarding the nullity of the 2009 Supreme Court decision and the precautionary measure.  As a result, the nullity of the precautionary measure became final and is not appealable. However, the nullity of the 2009 Supreme Court decision was appealed by the Branch before the Constitutional Court.  On April 10, 2014, the Constitutional Court denied the Company’s appeal and affirmed the lower court’s decision.  In view of this, SCC´s Peruvian Branch continues to analyze the manner in which the Supreme Court decision may be enforced and what financial impact, if any, said decision may have.

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

Related to the “Virgen Maria” mining concessions, the Company is party to the following lawsuits:

a)             Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”): In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet.  The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of the “Virgen Maria” mining concession.  In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  On appeal by the plaintiffs, the superior court reversed the lower court´s decision and remanded it to the lower court for further proceedings.  As of March 31, 2014, the case remains in the discovery stage.

b)             Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (SMRL Virgen Maria): In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria.  SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see a) above).  The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares.  The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of this concession to SCC’s Branch by Excomet). In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  Upon appeal by the plaintiffs, the superior court remanded the proceedings to the lower court, ordering the issuance of a new decision.  On June 25, 2013, the lower court dismissed the case due to procedural defects. Upon appeal by the plaintiff, on December 2, 2013 the Superior Court reversed the lower court’s decision due to procedural defects and ordered the issuance of a new resolution.  As of March 31, 2014, the case remains pending without further developments.

c)              Omar Nunez Melgar: In May 2011, Mr. Omar Nunez Melgar commenced a lawsuit against the Peruvian Mining and Metallurgical Institute and MINEM challenging the denial of his request of a new mining concession that conflicted with SCC’s Branch’s Virgen Maria mining concession.  SCC’s Branch has been made a party to the proceedings as the owner of the Virgen Maria concession.  SCC’s Branch has answered the complaint and denied the validity of the claim.  As of March 31, 2014, the case remains pending without further developments.

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In the last quarter of 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995.  The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams also with proper governmental authorization, since 1995.  SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against the lawsuit. Upon a motion filed by the Peruvian Branch the lower court has included the Ministry of Energy and Mines (“MINEM”) as a defendant in this lawsuit.  MINEM has answered the complaint and denied the validity of the claim. As of March 31, 2014, the case remains pending without further developments.

Labor matters:

In recent years the Company has experienced a positive labor environment in its operations in Mexico and Peru which is allowing an increase in productivity as well as helping to achieving the goals of its capital expansion program.

Peruvian operations

Approximately 67% of the Company’s 4,451 Peruvian employees were unionized at March 31, 2014, represented by seven separate unions. Three of these unions, one at each major production area, represent the majority of the Company´s workers. Also, there are four smaller unions, representing the balance of workers.  The Company conducted negotiations with the unions whose collective bargaining agreements expired in 2012. In the first quarter of 2013, the Company signed three-year agreements with all the unions. The agreements included, among other things, annual salary increases of 6.5%, 5% and 5% for each of the three years.

Mexican operations

In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers, opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) led by Napoleon Gomez Urrutia to other less politicized unions.

However, the workers of the San Martin and Taxco mines, however, who are still under the National Mining Union, have been on strike since July 2007.  On December 10, 2009, a federal court confirmed the legality of the San Martin strike.  In order to recover the control of the San Martin mine and resume operations, on January 27, 2011, the Company filed a court petition requesting that the court, among other things define the termination payment for each unionized worker.  The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition.  On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition.  In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court.  On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal.  The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker.  A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin.  As of March 31, 2014, the case remains pending without further developments.

On August 1, 2013, the National Union of Workers Engaged in Exploration, Exploitation and Processing of Mines in the Mexican Republic, which is the union operating at Mexicana del Cobre and IMMSA, filed a new petition before the labor authorities to replace the National Mining Union at the San Martin mine, because it believes that it represents more workers at the San Martin mine than the National Mining Union. As of March 31, 2014, the resolution of this case is pending.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement).  On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine.  The mining union appealed the labor court ruling before a federal court.  In September 2011, the federal court accepted the union’s appeal and requested that the federal labor court review the procedure. After several legal proceedings on January 25, 2013, the Company filed a new proceeding before the labor court on the basis of the Supreme Court decision in the San Martin case, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker.  A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at Taxco. As of March 31, 2014, this case is pending resolution.

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

In the fourth quarter 2013 the Company successfully held the two workshops and the public hearing required as part of the EIA approval process and also submitted the new EIA for the Tia Maria project to MINEM.  The Company is in the process of responding to comments received from the governmental authorities and other stakeholders in January 2014 and expects to receive approval of this study by the end of the second quarter 2014 and resume work on the project, with the goal of production start-up late in 2016. However, no assurances can be given as to the specific timing of each such approval.

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

In view of the delay in this project, the Company has reviewed the carrying value of this asset to ascertain whether impairment exists. Total spending on the project, through March 31, 2014, was $535.4 million of which $189.5 million has been reassigned to other Company operations.  The Company does not believe that impairment exists.

Other commitments:

Peruvian Operations

Power purchase agreement - Enersur

In 1997, SCC signed a power purchase agreement with an independent power company, Enersur S.A. under which SCC agreed to purchase all of its power needs for its current Peruvian operations from Enersur for twenty years, through April 2017.

Toquepala Concentrator Expansion

In connection with the EIA for the Toquepala expansion project, some community groups raised concerns related to water usage and pollution. As a result of these issues the Peruvian government started discussions with the local communities and the regional authorities to resolve this impasse. In February 2013, the Company reached a final agreement with the province of Candarave, one of the provinces neighboring the Toquepala unit, which commits the Company to funding S/.255 million (approximately $100 million) for development projects in the province.  In the second quarter of 2013, the Company made a first contribution of S/.45 million (approximately $17 million) to the development fund of the Candarave province   The Company continued working with the authorities of the Candarave province and in June 2013 signed an agreement with the National Water Authority, local authorities and the Candarave Board of Water Users for the hydrogeological study of the Locumba river basin in order to improve the water utilization in the province.

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

On April 16, 2014 we successfully held the public hearing required as a pre-condition for approval of the project’s EIA. We are now waiting for comments and questions from the governmental authorities and other stakeholders and expect to get approval of the EIA by the third quarter of 2014.  However, no assurance can be given as to the specific timing of such approval.

Mexican operations

Power purchase agreement - MGE

MGE, a subsidiary of Grupo Mexico, has completed the construction of one of the two power plants in Mexico designed to supply power to some of the Company’s Mexican operations.  It is expected that MGE will supply approximately 12% of its power output to third-party energy users.  In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply the Company with power through 2032.  The first plant was completed in June 2013 and the second in the first quarter of 2014.  MGE is currently waiting the authorization for the interconnection with the Mexican electrical system to start operations in the second plant.  MGE began to supply power to the Company in December 2013.

Commitment for Capital projects

As of March 31, 2014 the Company has committed $235 million for the expansion programs at the Mexican operations, These funds are scheduled to be expended in the next twelve months,

Tax contingency matters:

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended March 31, 2014
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$648.0	$96.1	$610.3	—	$1,354.4
Intersegment sales		24.4		$(24.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	229.4	84.5	323.1	4.9	641.9
Selling, general and administrative	8.6	3.7	11.2	1.0	24.5
Depreciation, amortization and depletion	54.7	7.8	47.2	0.8	110.5
Exploration	0.8	5.0	2.0	6.8	14.6
Operating income	$354.5	$19.5	$226.8	$(37.9)	562.9
Less:
Interest, net					(36.0)
Other income (expense)					(4.2)
Income taxes					(204.1)
Equity earnings of affiliate					6.0
Non-controlling interest					(1.2)
Net income attributable to SCC					$323.4

Capital expenditure	$255.2	$9.1	$57.8	$1.6	$323.7
Property, net	$3,764.7	$380.8	$2,454.2	$85.8	$6,685.5
Total assets	$6,314.9	$863.0	$3,428.5	$658.3	$11,264.7

	Three Months Ended March 31, 2013
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$862.6	$89.9	$670.5	—	$1,623.0
Intersegment sales	—	32.0	—	$(32.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	380.7	73.1	313.0	(44.1)	722.7
Selling, general and administrative	8.8	3.8	12.1	0.7	25.4
Depreciation, amortization and depletion	40.3	6.7	41.4	2.2	90.6
Exploration	0.9	6.1	2.3	1.0	10.3
Operating income	$431.9	$32.2	$301.7	$8.2	774.0
Less:
Interest, net					(47.2)
Other income (expense)					0.8
Income taxes					(238.8)
Equity earnings of affiliate					8.2
Non-controlling interest					(1.6)
Net income attributable to SCC					$495.4

Capital expenditure	$259.6	$17.9	$39.3	$—	$316.8
Property, net	$2,693.8	$359.7	$2,213.9	$81.8	$5,349.2
Total assets	$4,647.5	$892.7	$3,210.2	$1,811.6	$10,562.0

NOTE 11 — STOCKHOLDERS´EQUITY:

Treasury Stock:

Activity in treasury stock in the three-month period ended March 31, 2014 and 2013 is as follows (in millions):

	2014	2013
Southern Copper common shares
Balance as of January 1,	$1,011.0	$729.8
Purchase of shares	52.5	—
Stock dividend	—	—
Balance as of March 31,	1,063.5	729.8

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	205.6	189.0
Other activity, including dividend, interest and currency translation effect	6.3	12.4
Balance as of March 31,	211.9	201.4

Treasury stock balance as of March 31,	$1,275.4	$931.2

Southern Copper Common Shares:

At March 31, 2014 and 2013, there were in treasury 51,152,615 and 39,045,536 SCC’s common shares, respectively.

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

				Total Number of	Maximum Number of
			Average	Shares Purchased as	Shares that May Yet
Period		Total Number of	Price Paid	Part of Publicly	Be Purchased Under	Total Cost
From	To	Shares Purchased	per Share	Announced Plan	the Plan @ $29.11 (*)	($ in millions)
2008:		28,510,150	$13.49	28,510,150		$384.7
2009:		4,912,000	14.64	33,422,150		71.9
2010:		15,600	29.69	33,437,750		0.5
2011:		9,034,400	30.29	42,472,150		273.7
2012:		4,442,336	33.17	46,914,486		147.3
2013:		10,245,000	27.47	57,159,486		281.4
2014:
01/01/14	01/31/14	1,768,000	28.06	58,927,486		49.6
03/01/14	03/21/14	106,079	27.04	59,033,565		2.9
Total first quarter		1,874,079	28.00			52.5

Total purchased		59,033,565	$20.53		27,070,666	$1,212.0

(*) NYSE closing price of SCC common shares at March 31, 2014

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 82.5% as of March 31, 2014.

Parent Company common shares:

At March 31, 2014 and 2013 there were in treasury 72,814,824 and 76,394,108 of Grupo Mexico’s common shares, respectively.

Employee Stock Purchase Plan:

2007 Plan: In January 2007, the Company offered to eligible employees a stock purchase plan (the “Employee Stock Purchase Plan”) through a trust that acquires shares of Grupo Mexico stock for sale to its employees, employees of subsidiaries, and certain affiliated companies.  The purchase price is established at the approximate fair market value on the grant date.  Every two years employees will be able to acquire title to 50% of the shares paid in the previous two years.  The employees will pay for shares purchased through monthly payroll deductions over the eight year period of the plan.  At the end of the eight year period, the Company will grant the participant a bonus of one share for every ten shares purchased by the employee.

If Grupo Mexico pays dividends on shares during the eight year period, the participants will be entitled to receive the dividend in cash for all shares that have been fully purchased and paid as of the date that the dividend is paid.  If the participant has only partially paid for shares, the entitled dividends will be used to reduce the remaining liability owed for purchased shares.

In the case of voluntary or involuntary resignation/termination of the employee, the Company will pay to the employee the fair market sales price at the date of resignation/termination of the fully paid shares, net of costs and taxes. When the fair market sales value of the shares is higher than the purchase price, the Company will apply a deduction over the amount to be paid to the employee based on a decreasing schedule specified in the plan.

In case of retirement or death of the employee, the Company will render the buyer or his legal beneficiary, the fair market sales value as of the date of retirement or death of the shares effectively paid, net of costs and taxes.

The stock based compensation expense for the first quarter 2014 and 2013, under the Employee Stock Purchase Plan and the unrecognized compensation expense as of March 31, 2014 and 2013 under this plan were as follows (in millions):

	2014	2013
Stock based compensation expense	$0.5	$0.5
Unrecognized compensation expense	$1.6	$3.7

The unrecognized compensation expense under this plan is expected to be recognized over the remaining nine month period.

The following table presents the stock award activity of the Employee Stock Purchase Plan for the three months ended March 31, 2014 and 2013:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2014	4,449,599	$1.16
Granted	—	—
Exercised	(40,632)	$1.16
Forfeited	—	—
Outstanding shares at March 31, 2014	4,408,967	$1.16

Outstanding shares at January 1, 2013	6,955,572	$1.16
Granted	—	—
Exercised	(2,349,157)	$1.16
Forfeited	(29,639)	$1.16
Outstanding shares at March 31, 2013	4,576,776	$1.16

2010 Plan:  During 2010, the Company offered to eligible employees a new stock purchase plan (the “New Employee Stock Purchase Plan”) through a trust that acquires series B shares of Grupo Mexico stock for sale to its employees, employees of subsidiaries, and certain affiliated companies.  The purchase price was established at 26.51 Mexican pesos (approximately $2.05) for the initial subscription.  The terms of the New Employee Stock Purchase Plan are similar to the terms of the Employee Stock Purchase Plan.

The stock based compensation expense for the first quarter 2014 and 2013, under the New Employee Stock Purchase Plan and the unrecognized compensation expense as of March 31, 2014 and 2013 under this plan were as follows (in millions):

	2014	2013
Stock based compensation expense	$0.1	$0.1
Unrecognized compensation expense	$2.5	$3.0

The unrecognized compensation expense under this plan is expected to be recognized over the remaining four year and nine month period.

The following table presents the stock award activity of the New Employee Stock Purchase Plan for the three months ended March 31, 2014 and 2013:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2014	3,012,464	$2.05
Granted	—	—
Exercised	(249,446)	$2.05
Forfeited	—	—
Outstanding shares at March 31, 2014	2,763,018	$2.05

Outstanding shares at January 1, 2013	2,944,742	$2.05
Granted	—	—
Exercised	—	—
Forfeited	(22,638)	$2.05
Outstanding shares at March 31, 2013	2,922,104	$2.05

NOTE 12 — NON-CONTROLLING INTEREST

The following table presents the non-controlling interest activity for the three months ended March 31, 2014 and 2013:

	2014	2013
Balance as of January 1,	$28.2	$24.0
Net earnings	1.2	1.6
Dividend paid	(0.3)	(0.5)
Other	(0.1)	—
Balance as of March 31,	$29.0	$25.1

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013 (in millions):

	As of March 31, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt	$4,205.2	$4,233.5	$4,204.9	$4,088.8

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of March 31, 2014 and December 31, 2013 (in millions):

		Fair Value at Measurement Date Using:
Description	Fair Value as of March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$267.3	$267.3
- Available for sale debt securities:
Corporate bonds	0.4		$0.4
Asset backed obligations	0.1		0.1
Mortgage backed securities	5.2		5.2

Accounts receivable:
- Derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	221.3	221.3
Molybdenum	86.7	86.7	—	—
Total	$581.0	$575.3	$5.7	$—

		Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$202.6	$202.6
- Available-for-sale debt securities:
Corporate bonds	0.4		$0.4
Asset backed securities	0.1		0.1
Mortgage backed securities	5.2		5.2

Accounts receivable:
- Derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	53.9	53.9
Molybdenum	100.2	100.2	—	—
Total	$362.4	$356.7	$5.7	$—

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

NOTE 14 - ADOPTION OF NEW ACCOUNTING PRINCIPLE

The following Updates to the Accounting Standards Codification are effective beginning in the first quarter of 2014:

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

These changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. The Company adopted this guidance in 2014, it did not have material impact on the results and financial condition of the Company.

ASU No. 2013-05: In March 2013, the FASB issued ASU 2013-05 an update of Foreign Currency Matters (Topic 830) to clarify the treatment of cumulative translation adjustments when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity.

These changes are effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The Company adopted this guidance in 2014 and it did not have a material impact on the consolidated financial position of the Company.

ASU No. 2013-11: In July 2013 the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (Topic 740 Income Taxes). The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carry forward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforward are not available or would not be used by the entity to settle any additional income tax resulting from disallowance of the uncertain tax position. The update is effective prospectively for fiscal year beginning January 1, 2014. The Company adopted this guidance in the first quarter 2014. See Note 4 Income taxes.

Part I

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of Southern Copper Corporation and its subsidiaries (collectively, “SCC”, “the Company”, “our”, and “we”).  This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report.  Additionally, the following discussion and analysis should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2013.

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

We are one of the world’s largest copper mining companies in terms of production and sales with our principal operations in Peru and Mexico.  We also have active ongoing exploration programs in Chile, Argentina and Ecuador.  In addition to copper we produce significant amounts of other metals, either as a by-product of the copper process or in a number of dedicated mining facilities in Mexico.

Outlook:  Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•                  Changes in copper and molybdenum prices:  The average LME copper price was $3.19 per pound in the first quarter of 2014 about 11.4% lower than in the first quarter of 2013. Average silver and molybdenum prices in the first quarter of 2014 decreased 32% and 12%, respectively, over average prices in the first quarter of 2013. During the first quarter of 2014 per pound LME spot copper prices ranged from $2.92 to $3.37 and averaged $3.19, as compared to an average of $3.24 in the last quarter of 2013.  The LME spot price for copper closed at $3.01 per pound on March 31, 2014.

•                  Sales structure: In the first quarter of 2014, approximately 77.7% of our revenue came from the sale of copper, 8.7% from molybdenum, 4.7% from silver, 3.9% from zinc and 5.0% from various other products, including gold, sulfuric acid and other materials.

•                  Copper: During the first quarter of 2014, we have seen a softness in copper prices, which have slightly decreased (-1.5%) when compared to the fourth quarter 2013. We believe the copper market’s positive fundamentals will prevail in the near future. As of April 25, 2014, inventories at the three major warehouses (LME, COMEX and Shanghai) have decreased by 146,000 tons or 29% from their position at the beginning of 2014.

As we have indicated in the past, a current driver for the world economy is the synchronized growth expected for the United States, Europe and Japan, which together represent about 54% of the world GDP and consume directly about 31% of the world’s refined copper production.

Regarding the world’s main copper consumer, China, we believe that the sustained recovery of the major economies in conjunction with a Chinese demand rebound in the second quarter of 2014 is consistently reducing the probability of an oversupply in 2014 of refined copper, our main product.

On the supply side, despite some evidence of a possible market oversupply for the coming quarters, we think that there are several structural factors, such as scrap scarcity, delays in projects startups, technical problems, labor unrest and other issues will continue to affect new projects supply, scrap production and existing operations.

We believe that we are well positioned to take advantage of the strong fundamentals of the copper market. We believe that our aggressive investment program of organic growth, aimed at increasing production from our current capacity to approximately 1.2 million tons by 2017 will lead to further benefits in the coming years.

Molybdenum: Our most significant by-product, represented 8.7% of our sales in the first quarter of 2014. In this quarter we saw stable molybdenum demand. Regarding the supply, we are expecting a 10% worldwide growth coming from our Buenavista operation as well as from Sierra Gorda, Toromocho and Caserones, among other projects.

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

Silver: Represented 4.7% of our sales in the first quarter of 2014. Silver prices averaged $20.46 per ounce in the first quarter of 2014, 32% lower than its price in the first quarter of 2013. We believe that silver prices will have strong support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty.

Zinc: Represented 3.9% of our sales in the first quarter of 2014. Zinc has very good long term fundamentals due to its significant industrial consumption and expected mine production shutdowns. In the last 12 months zinc inventories have decreased significantly, improving this market's fundamentals. We are expecting an increasing price scenario for zinc in the next few years.

•                  Production: For 2014, we are expecting to produce 672,400 tons of copper from our mines. The construction of the new 120,000 tons capacity SX-EW III plant at Buenavista is almost completed and we expect to start commercial production by June 2014 and to produce 53,400 tons during 2014.

We expect to produce 21,500 tons of molybdenum in 2014, 7.6% more than our 2013 production and a new Company record. This production forecast includes 1,980 tons from our molybdenum plant at Buenavista which produced 605 tons in the first quarter of 2014.

We also expect to produce and sell 16.3 million ounces of silver and produce 95,200 tons of zinc in 2014.

•                  Cost: Our operating costs and expenses for the first quarter 2014 and 2013 were as follows ($ in millions):

	2014	2013	Variance
			$	%
Operating costs and expenses	$791.5	$849.0	$(57.5)	(6.8)%

The decrease was largely due to lower cost of sales, as result of temporary build-up of copper inventory as well as lower sale of metal purchased from third parties.

•           Capital Investments: In the first quarter 2014, we spent $323.7 million on capital investments, 2.2% higher than in the first quarter 2013, which represents almost 100% of net income. We continue with the development of our capital expansion program, on time and on budget, and which aims to increase copper production capacity by approximately 87% from 630,000 tons to 1,175,000 tons by 2017.

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

Earnings: The table below highlights key financial and operational data of our Company for the three months ended March 31, 2014 and 2013 (in millions, except per share amounts):

	Three Months Ended March 31,
	2014	2013	Variance
Net sales	$1,354.4	$1,623.0	$(268.6)
Operating income	$562.9	$774.0	$(211.1)
Net income attributable to SCC	$323.4	$495.4	$(172.0)
Earnings per share	$0.39	$0.59	$(0.20)
Dividends per share	$0.12	$0.24	$(0.12)
Pounds of copper sold	330.1	344.6	(14.5)

Net sales and net income in the first quarter 2014 were lower than the first quarter of 2013 by $268.6 million and $172.0 million, respectively.  These decreases were mainly the result of lower prices for copper and our main by-products and lower sales volume of copper (-4.2%) largely due to a temporary build-up of inventory and lower silver sales volume (-25.6%), partially offset by higher molybdenum (+14.0%) and zinc (+3.9%) sales volumes.

Production: The table below highlights mine production data for our Company for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Variance
			Volume	%
Copper (in million pounds)	359.7	329.5	30.2	9.2%
Molybdenum (in million pounds)	12.3	10.6	1.7	15.7%
Silver (in million ounces)	3.4	3.1	0.3	8.6%
Zinc (in million pounds)	45.9	51.7	(5.8)	(11.3)%

The table below highlights copper production data at each of our mines for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Variance
COPPER (in million pounds)	2014	2013	Volume	%
Mined
Toquepala	75.0	69.4	5.6	8.1%
Cuajone	99.4	88.3	11.1	12.6%
La Caridad	68.8	66.2	2.6	3.9%
Buenavista	113.5	102.1	11.4	11.2%
IMMSA	3.0	3.5	(0.5)	(14.3)%
	359.7	329.5	30.2	9.2%

Copper mined production in the first quarter of 2014 increased 9.2% to 359.7 million pounds compared to 329.5 million pounds in the first quarter of 2013.  This increase was due to:

•                 Higher production at the Buenavista mine due to higher throughput at the concentrator and better ore grades and recoveries,

•                  higher production at the Cuajone mine resulting from higher throughput, ore grades and recoveries from the HPGR production,

•                  higher production at the Toquepala mine due to higher ore grades and recoveries, and

•                  higher production at the La Caridad mine due to higher throughput and ore grades.

Molybdenum production increased 15.7% in the first quarter of 2014 to 12.3 million pounds, compared to 10.6 million pounds in the first quarter of 2013. Molybdenum production increased in our Peruvian mines principally due to better grades. The new Buenavista molybdenum plant which started commercial production in 2013 produced 1.3 million pounds of molybdenum in the first quarter 2014. This was partially offset by lower production at the La Caridad mine due to lower grades.

Silver mine production increased by 8.6% in the first quarter of 2014 as result of higher production at all our mines except at IMMSA mines.

Zinc production decreased 11.3% in the first quarter of 2014, mainly due to lower grades at all our IMMSA mines and lower production at the Charcas mine.

Operating Cash Costs:  An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 41. We disclose operating cash cost per pound of copper produced, both without and with the inclusion of by-product revenues.

We define operating cash cost per pound of copper produced without by-product revenues as cost of sales (exclusive of depreciation, amortization and depletion), plus selling, general and administrative charges, treatment and refining charges net of sales premiums; less the cost of purchased concentrates, workers’ participation and other miscellaneous charges, including royalty charges and the change in inventory levels; divided by total pounds of copper produced by our own mines.

We define operating cash cost per pound of copper produced with by-product revenues as operating cash cost per pound of copper produced, as defined in the previous paragraph, less by-product revenues and net revenue (loss) on sale of metal purchased from third parties.

In our calculation of operating cash cost per pound of copper produced, with by-product revenues, we credit against our costs the revenues from the sale of all our by-products, including, molybdenum, zinc, silver, gold, etc. and the net revenue (loss) on sale of metals purchased from third parties.  We disclose this measure including the by-product revenues in this way because we consider our principal business to be the production and sale of copper.  As part of our copper production process, much of our by-products are recovered. These by-products and the process of copper purchased from third parties are a marginal part of our production process and their sales value contribute to cover part of our fixed costs incurred. We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.

We believe that both of these measures are useful tools for our management and our stakeholders.  Our cash costs, without by-product revenues allow us to monitor our cost structure and address operating management areas of concern.  The measure operating cash cost per pound of copper produced with by-product revenues is a common measure used in the copper industry and it is a useful management tool that allows us to track our performance and better allocate our resources. This measure is also used in our investment project evaluation process to determine a project’s potential contribution to our operations, its competitiveness and its relative strength in different price scenarios. The expected contribution of by-products is generally a significant factor used by the copper industry in determining whether to move forward with the development of a new mining project. As the price of our by-product commodities can have significant fluctuations from period to period, the value of its contribution to our costs can be volatile.

Our operating cash cost per pound of copper produced, with and without by-product revenues, is presented in the table below for the three months ended March 31, 2014 and 2013.

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended March 31,
	2014	2013	Variance
			Value	%
Total operating cash cost without by-product revenues	$654.9	$609.8	$45.1	7.4%
Total by-products revenues	(297.3)	(329.8)	(32.5)	(9.9)%
Total operating cash cost with by-products revenues	357.6	280.0	77.6	27.7%
Total pounds of copper produced	349.8	322.0	27.8	8.6%
Operating cash cost per pound without by-product revenues	$1.87	$1.89	$(0.02)	(1.1)%
Operating cash cost per pound with by-products revenues	$1.02	$0.87	$0.15	17.2%

(1)         These are non-GAAP measures. Please see page 41for reconciliation to GAAP measure.

As seen in the table above, our cash cost, without by-product revenues, was lower by 2 cents per pound or 1.1% in the first quarter 2014 compared to the first quarter of 2013 due to the lowering effect of higher production on unit cost production which increased 8.6% and offset the 7.4% increase in cost, mainly fuel, power, explosives, tires and reagents.

In addition, our per pound cash cost for the three months ended March 31, 2014 when calculated with by-product revenues was $1.02 per pound compared with $0.87 per pound in the same period of 2013.  The increase of $0.15 per pound or 17.2% was primarily result of the lower prices for our major by-products.

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

We are subject to market risks arising from the volatility of copper and other metal prices.  For the remaining nine months of 2014, assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$6.8	$21.0	$0.9	$7.2

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

Segment information is included in our review of “Results of Operations” in this item and also in Note 10 - “Segment and Related Information” of our condensed consolidated financial statements.

Inflation and Exchange Rate Effect of the Peruvian Nuevo Sol and the Mexican Peso:  Our functional currency is the U.S. dollar and our revenues are primarily denominated in U.S. dollars. Significant portions of our operating costs are denominated in Peruvian Nuevo sol and Mexican pesos. Accordingly, when inflation and currency devaluation/appreciation of the Peruvian currency and Mexican currency occur, our operating results can be affected. In recent years we do believe such changes have not had a material effect on our results and financial position. Please see Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more detailed information.

Capital Investment Programs: We made capital investments of $323.7 million for the three months ended March 31, 2014, compared with $316.8 million in the same period of 2013.  In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs.  We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if required.  All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Projects in Mexico:

Buenavista Projects: The new copper molybdenum concentrator project includes a concentrator with a planned annual production capacity of 188,000 tons of copper and a second molybdenum plant with a 2,600 tons capacity. In addition, the project is expected to produce annually 2.3 million ounces of silver and 21,000 ounces of gold. The total capital budget of the project is $1,383.6 million and through March 31, 2014 has a 71.5% progress with an investment of $653.9 million. The construction is moving forward on budget and on schedule and it is expected to be completed in the first half of 2015. 80% of the major equipment required is on site and 20% has already been installed.

Regarding the mine equipment acquisition for Buenavista expansion, through March 31, 2014 we have spent $496 million of a total budget of $504.8 million and have received 61 trucks with a capacity of 400-tons, seven shovels and eight drills required for the mine expansion.

The construction of the SX/EW III plant is almost complete and we are currently in the ramping up phase for the first of three trains that will start commercial production by June 2014.The total capital budget of the project is $444 million of which we have spent $407 million through March 31, 2014. We are confident that the plant will reach full annual production capacity of 120,000 tons of copper cathodes this year.

The crushing, conveying and spreading system for leachable ore project (Quebalix IV) will increase production by improving SXEW copper recovery and reducing processing time, in addition to reducing hauling costs. The capital budget of the project is $340 million of which $86.6 million has been expended through March 31, 2014. The project is expected to be completed in the second half of 2015.

The remaining projects to complete the $3.4 billion budgeted program include investments in infrastructure, land acquisition and other facilities at Buenavista.

Angangueo: The project is moving forward as scheduled to develop this underground polymetallic deposit in Michoacan, Mexico. With an estimated investment of $174.7 million, Angangueo includes a concentrator plant which will have an estimated average annual metal content production of 10,400 tons of copper and 7,000 tons of zinc in the first seven years. Over the life of the mine, average annual concentrate production is expected to contain 2.4 million ounces of silver and 1,500 ounces of gold. The project is scheduled to begin production in the first half of 2015. Through March 31, 2014 we have spent $20.9 million on the project. In the first quarter 2014, we started the selection process for the construction contractors.

Projects in Peru:

Toquepala Projects:  Through March 31, 2014, we have spent a total $295.1 million on Toquepala projects. These projects include the construction of a new crusher and conveyor belt system to replace current mine rail haulage, which we expect will reduce annual operating cost.

Toquepala expansion project. On April 16, 2014 we successfully held the public hearing required as a pre-condition for approval of the project’s EIA. We now expect to receive comments and questions from the various stakeholders and if the process moves forward smoothly we hope to get approval of the EIA by the third quarter of 2014.

Cuajone Projects: Through March 31, 2014, we have spent $34.6 million of a budget of $45 million on the HPGR project, which will produce a more finely crushed material. This project is currently in the ramping up stage and we expect to reach full capacity during the second quarter 2014. The project will generate cost savings improving copper recovery and reducing power consumption in the crushing process.

The project to improve slope stability at the south area of the Cuajone mine, will remove approximately 148 million tons of waste material, over a three year period, in order to improve the mine design without reducing our actual production level. The mine equipment acquired includes one shovel, five trucks, one drill and auxiliary equipment which will be reallocated to our mine operations once the project is finished. Besides preparing the mine for the future, this investment will avoid a reduction in average ore grade.  At March 31, 2014, we have spent $60.6 million of a total budget of $65.1 million.

Tia Maria project: we are in the process of responding to comments received from the authorities and stakeholders in February 2014. We expect to complete this process during the second quarter 2014 and are confident that we will be able to move forward with this important project.

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam are finished. We are preparing bidding documents for the second stage that includes engineering and procurement to improve and increase the dam’s embankment. The project has a total budgeted cost of $66.0 million with $50.4 million expended through March 31, 2014.

Potential projects

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

El Arco: El Arco is a world class copper deposit in the central part of the Baja California peninsula, with ore reserves over 1.5 billion tons with an ore grade of 0.416% and 0.14 grams of gold per ton. In 2010, we concluded the feasibility study and an investment of $56.4 million was approved for land acquisition required for the project. This project, when developed, is expected to produce 190,000 tons of copper and 105,000 ounces of gold annually. Through March 31, 2014 we have spent $41.0 million on studies, exploration and land acquisition for the project. In 2014, we expect to continue investing in land acquisition and exploration. In addition, we will begin an engineering study to determine the best way to optimize the investment in the project.

The above information is based on estimates only.  We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  Preparation of these condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We make our best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves, revenue recognition, estimated mine stripping ratios, leachable material and related amortization, the estimated useful lives of fixed assets, asset retirement obligations, litigation and contingencies, valuation allowances for deferred tax assets, tax positions, fair value of financial instruments, and inventory obsolescence.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following highlights key financial results for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013	Variance
Net sales	$1,354.4	$1,623.0	$(268.6)
Operating costs and expenses	(791.5)	(849.0)	57.5
Operating income	562.9	774.0	(211.1)
Non-operating income (expense)	(40.2)	(46.4)	6.2
Income before income taxes	522.7	727.6	(204.9)
Income taxes	(204.1)	(238.8)	34.7
Equity earnings of affiliate	6.0	8.2	(2.2)
Net income attributable to non-controlling interest	(1.2)	(1.6)	0.4
Net income attributable to SCC	$323.4	$495.4	$(172.0)

NET SALES

Net sales for the three months ended March 31, 2014 decreased by $268.6 million from the three months ended March 31, 2013. This 16.5% decrease was attributable to the lower metal prices as shown below and lower copper and silver sales volume partially offset by higher molybdenum and zinc sales volume.

The table below outlines the average published market metals prices for our metals for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	% Change
Copper price ($ per pound — LME)	$3.19	$3.60	(11.4)%
Copper price ($ per pound — COMEX)	$3.24	$3.60	(10.0)%
Molybdenum price ($ per pound) (1)	$9.93	$11.28	(12.0)%
Zinc price ($ per pound — LME)	$0.92	$0.92	—
Silver price ($ per ounce —COMEX)	$20.46	$30.03	(31.9)%

(1)         Platt´s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales:

	Three Months Ended March 31,
Sales as a percentage of total net sales	2014	2013
Copper	77.7%	77.3%
Molybdenum	8.7%	6.4%
Silver	4.7%	8.0%
Zinc	3.9%	3.1%
Other by-products	5.0%	5.2%
Total	100.0%	100.0%

The table below provides our copper sales by type of product:

	Three Months Ended March 31,
Copper Sales (million pounds)	2014	2013	Variance

Refined	182.4	195.9	(13.5)
SX-EW	45.6	47.9	(2.3)
Rod	68.8	71.3	(2.5)
Concentrates and other	33.3	29.5	3.8
Total	330.1	344.6	(14.5)

OPERATING COSTS AND EXPENSES

The table below summarized the production cost structure by major components for the three months ended March 31, 2014 and 2013 as a percentage of total production cost:

	Three months ended
	March 31,
	2014	2013
Power	20.0%	20.5%
Fuel	14.3%	15.7%
Labor	16.7%	14.3%
Operating material	14.4%	15.7%
Maintenance	18.7%	18.6%
Other	15.9%	15.2%
Total	100.0%	100.0%

Operating costs and expenses were $791.5 million in the first quarter of 2014 compared to $849.0 million in the first quarter of 2013.  The decrease of $57.5 million was primarily due to:

Operating cost and expenses for the first quarter 2013	$849.0
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower cost of metals purchased from third parties, lower currency translation effect and lower inventory consumption,	(80.8)
• Lower administrative expenses	(0.9)
Plus:
• Higher depreciation amortization and depletion due to the acquisition of equipment and other assets	19.9
• Higher exploration expenses mainly at our Ecuador and Argentina projects	4.3
Operating cost and expenses for the first quarter 2014	$791.5

NON-OPERATING INCOME (EXPENSES)

Non-operating income and expense were a net expense of $40.2 million in the first quarter of 2014 compared to a net expense of $46.4 million in the first quarter of 2013.  The lower expense of $6.2 million was primarily due to:

•                 $12.4 million of higher capitalized interest due to higher capital expenditures related to our Mexican investment programs partially offset by,

•                 $(3.1) million of loss in market value of short-term investments.

•                 $(1.7) million of higher other miscellaneous expenses, net.

•                 $(1.4) million of lower interest income due to lower interest rates and lower average investment amounts.

INCOME TAXES

	Three months ended March 31,
	2014	2013
Provision for income taxes (in millions)	$204.1	$238.8
Effective income tax rate	39.1%	32.8%

These provisions include income taxes for Peru, Mexico and the United States.  The increase in the effective tax rate for the first quarter of 2014 from the same period in the prior year is primarily due to the new Mexican royalty tax instituted for 2014, which added 5.1% to the first quarter effective rate.

Royalty mining charge:

Peruvian operations:

In 2011, the Peruvian congress approved an amendment to the mining royalty charge.  The new mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12%, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales, those amounts assessed against operating income are included in the income tax provision. We have accrued $1.6 million and $3.9 million of royalty tax in the first quarter 2014 and 2013, respectively, and included these amounts in income taxes.

Mexican Operations

In December 2013, the Mexican government enacted a new law which, among other things, established a mining royalty charge of 7.5% on taxable EBITDA and an additional royalty charge of 0.5% on net sales value of gold, silver and platinum.  These charges became effective January 2014 and we have accrued $26.7 million of royalty taxes as part of the income tax provision for the first quarter 2014.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Variance
Copper Sales (million pounds)	2014	2013	Value	%
Peruvian operations	167.1	162.2	4.9	3.0%
Mexican open-pit	163.0	182.4	(19.4)	(10.6)%
Mexican IMMSA unit	4.1	4.7	(0.6)	(12.8)%
Other and intersegment elimination	(4.1)	(4.7)	0.6	(12.8)%
Total	330.1	344.6	(14.5)	(4.2)%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Variance
By-products Sales (in million pounds except silver — in million ounces)	2014	2013	Value	%
Peruvian operations
Molybdenum contained in concentrates	4.8	3.4	1.4	41.2%
Silver	0.7	0.8	(0.1)	(12.5)%

Mexican open-pit
Molybdenum contained in concentrates	7.4	7.3	0.1	1.4%
Silver	1.6	2.9	(1.3)	(44.8)%

Mexican IMMSA unit
Zinc — refined and in concentrate	53.7	51.7	2.0	3.9%
Silver	1.4	1.1	0.3	27.3%

Other and intersegment elimination
Silver	(0.5)	(0.5)	—	—

Total by-product sales
Molybdenum contained in concentrates	12.2	10.7	1.5	14.0%
Zinc — refined and in concentrate	53.7	51.7	2.0	3.9%
Silver	3.2	4.3	(1.1)	(25.6)%

Sales value per segment:

	Three Months Ended March 31, 2014 (in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$518.1	$11.8	$534.4	$(11.8)	$1,052.5
Molybdenum	72.8	—	45.2	—	118.0
Zinc	—	53.1		—	53.1
Silver	31.0	26.8	14.2	(8.9)	63.1
Other	26.1	28.8	16.5	(3.7)	67.7
Total	$648.0	$120.5	$610.3	$(24.4)	$1,354.4

	Three Months Ended March 31, 2013 (in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$663.6	$15.0	$590.8	$(15.0)	$1,254.4
Molybdenum	72.2	—	31.9	—	104.1
Zinc	—	50.6	—	—	50.6
Silver	88.4	33.1	23.3	(14.4)	130.4
Other	38.4	23.2	24.5	(2.6)	83.5
Total	$862.6	$121.9	$670.5	$(32.0)	$1,623.0

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended March 31,
	2014	2013
United States	$276.8	$346.4
Mexico	338.9	446.9
Europe	186.4	217.6
Asia	260.5	275.8
Brazil	99.8	119.6
Chile	92.4	96.8
Peru	71.1	98.9
Other Latin America	28.5	21.0
Total	$1,354.4	$1,623.0

Peruvian Operations:

	First Quarter		Variance
(in millions)	2014	2013	Value	%
Net sales	$610.3	$670.5	$(60.2)	(9.0)%
Operating costs and expenses	(383.5)	(368.8)	(14.7)	4.0%
Operating income	$226.8	$301.7	$(74.9)	(24.8)%

Net Sales:

Net sales in the first quarter of 2014 were $610.3 million compared to $670.5 million in the first quarter of 2013.  The decrease in net sales was mainly due to lower sales prices partially offset by higher sales volume.  The increase in sales volume in the first quarter of 2014 was mainly due to an increase in copper and molybdenum production at the Toquepala and Cuajone mines because of higher ore grades and recoveries.

Operating costs and expenses:

Operating costs and expenses in the first quarter of 2014 increased by $14.7 million to $383.5 million from $368.8 million in the first quarter of 2013, primarily due to:

Operating cost and expenses for the first quarter 2013	$368.8
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher production cost partially offset by lower workers participation,	10.1
• higher depreciation, amortization and depletion due to the acquisition of mine equipment and other assets.	5.8
Less:
• Lower exploration expenses,	(0.3)
• lower selling, general and administrative expenses.	(0.9)
Operating cost and expenses for the first quarter 2014	$383.5

Mexican Open-pit Operations:

	First Quarter		Variance
(in millions)	2014	2013	Value	%
Net sales	$648.0	$862.6	$(214.6)	(24.9)%
Operating costs and expenses	(293.5)	(430.7)	137.2	(31.9)%
Operating income	$354.5	$431.9	$(77.4)	(17.9)%

Net Sales:

Net sales in the first quarter of 2014 were $648.0 million compared to $862.6 million in the first quarter of 2013.  The decrease of $214.6 million was principally due to lower metal prices and lower copper and silver sales volumes due to a temporary inventory build-up.

Operating costs and expenses:

Operating costs and expenses in the first quarter of 2014 decreased by $137.2 million to $293.5 million from $430.7 million in the same 2013 period, primarily due to:

Operating cost and expenses for the first quarter 2013	$430.7
Less::
• Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower inventory consumption, lower process and sale of metals purchased from third parties and currency translation effect, partially offset by higher production cost,	(151.3)
• lower selling, administrative and general expenses,	(0.2)
• lower exploration expenses.	(0.1)
Plus
• Higher depreciation, amortization and depletion due the acquisition of equipment and other assets.	14.4
Operating cost and expenses for the first quarter 2014	$293.5

Mexican Underground Operations (IMMSA):

	First Quarter		Variance
(in millions)	2014	2013	Value	%
Net sales	$120.5	$121.9	$(1.4)	(1.2)%
Operating costs and expenses	(101.0)	(89.7)	(11.3)	(12.6)%
Operating income	$19.5	$32.2	$(12.7)	(39.4)%

Net Sales:

Net sales in the first quarter of 2014 were $120.5 million compared to $121.9 million in the first quarter of 2013.  This decrease was primarily due to the lower metal prices partially offset by higher silver and zinc sales volume.

Operating costs and expenses:

Operating costs and expenses in the first quarter of 2014, increased by $11.3 million to $101.0 million from $89.7 million in the first quarter of 2013.  This increase was primarily due to:

Operating cost and expenses for the first quarter 2013	$89.7
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher production cost, partially offset by lower inventory consumption, lower process and sale of metals purchased from third parties and currency translation effect,	11.4
• higher depreciation, amortization and depletion.	1.1
Less:
• Lower exploration expenses,	(1.1)
• lower selling, general and administrative expenses.	(0.1)
Operating cost and expenses for the first quarter 2014	$101.0

Intersegment Eliminations and Adjustments:

The net sales, operating costs and expenses and operating income discussed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 10 “Segment and Related Information” of the condensed consolidated financial statements.

CASH FLOW

The following table shows the cash flow for the first quarter 2014 and 2013 (in millions):

	First quarter
	2014	2013	Variance
Net cash provided from operating activities	$334.8	$594.5	$(259.7)
Net cash used for investing activities	$(388.2)	$(376.2)	$(12.0)
Net cash used for financing activities	$(152.5)	$(203.1)	$50.6

Net cash provided from operating activities:

The first quarter 2014 and 2013 change in operating assets and liabilities include (in millions):

	First quarter
	2014	2013	Variance
Accounts receivable	$(10.1)	$79.7	$(89.8)
Inventories	(102.1)	(31.1)	(71.0)
Accounts payable and accrued liabilities	69.3	64.5	4.8
Other operating assets and liabilities	36.0	(106.2)	142.2
Total	$(6.9)	$6.9	$(13.8)

First quarter 2014: In the first quarter 2014, net income was $324.6 million, approximately 97.0% of the net operating cash flow.  Significant items (deducted from), or added to net income, to arrive at operating cash flow included:

•                  $110.5 million of depreciation, amortization and depletion,

•                  $ (5.7) million of currency translation effect,

•                  $(84.3) million of deferred income tax benefit, and

•                  $(3.4) million of equity earnings of affiliate, net of dividend received.

In addition, in the first quarter of 2014 an increase in operating assets and liabilities reduced operating cash flow by $6.9 million and included:

•                  a decrease in cash of $10.1 million from higher accounts receivable mainly due to $27 million of sale of gas to MGE, a subsidiary of Grupo Mexico, partially offset by lower sales prices and volumes,

•                  a decrease in cash of $102.1 million from an increase in inventories primarily at our Mexican operations due to the build-up of metal in process after the scheduled maintenance of the La Caridad smelter plant in the last quarter of 2013 and higher capitalized leachable material because of the material required for the SXEW III plant,

•                  an increase in cash of $69.3 million from an increase in accounts payable and accrued liabilities principally due to $47.6 million of increase in income tax provision net of prepayments and $18.1 million of an increase in interest payable, and

•                  A positive cash variance of $36.0 million from an increase of $25.2 million in asset retirement obligation in Mexico and a decrease in prepaid expenses and other.

First quarter 2013: In the first quarter 2013 net income was $497.0 million, approximately 83.6% of the net operating cash flow.  Significant items (deducted from), or added to net income, to arrive to operating cash flow included:

•                  $90.6 million of depreciation, amortization and depletion

•                  $13.9 million of currency translation effect,

•                  $(5.7) million of deferred income tax benefit, and

•                  $(8.2) million of equity earnings of affiliate, net of dividends received.

In addition, in the first quarter of 2013 a decrease in working capital increased operating cash flow by $6.9 million and includes:

•                  an increase in cash of $79.7 million from lower accounts receivable attributable to higher collections than sales in the period,

•                  a decrease in cash of $31.1 million from an increase in inventories primarily due to the higher leachable material capitalized and a temporary increase in supplies inventory partially offset by higher metal inventory consumption,

•                  an increase in cash of $64.5 million from an increase in accounts payable and accrued liabilities principally due to $23.7 million of higher income tax and $42.2 million of higher workers’ participation provisions at our Mexican operations, and

•                  a decrease in cash of $106.2 million from a net increase in other operating assets and liabilities which was primarily due to $35.2 million of higher deferred workers’ participation and $60.9 million of prepaid labor costs related to the new Peruvian collective bargain agreements.

Net cash used for investing activities:

First quarter 2014: Net cash used for investing activities in the first quarter of 2014 included $323.7 million for capital expenditures.  The capital expenditures included:

•                  $265.9 million of investments at our Mexican operations:

•                  $14.2 million for the Buenavista mine equipment

•                  $108.9 million for the new Buenavista concentrator

•                  $33.6 million for the SXEW III project,

•                  $11.8 million for new projects infrastructure,

•                  $7.3 million for the Quebalix IV project,

•                  $9.1 million at our IMMSA unit, and

•                  $81.0 million for various other replacement expenditures.

•                  $57.8 million of investments at our Peruvian operations:

•                  $6.6 million for the Toquepala projects,

•                  $1.5 million for the Cuajone projects, and

•                  $49.7 million for various other replacement expenditures.

The first quarter 2014 investment activities include $64.7 million for the purchase of short-term investments.

First quarter 2013: Net cash used for investing activities in the first quarter of 2013 included $316.8 million for capital expenditures.  The capital expenditures included:

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

The first quarter 2013 investment activities include $70.2 million for the purchase of short-term investments and $10.6 million of proceeds from the repayment of a loan from an affiliate.

Net cash used for financing activities:

Net cash used for financing activities in the first quarter of 2014 was $152.5 million, compared to $203.1 million in the first quarter of 2013.  The first quarter of 2014 included a dividend distribution of $100.0 million, compared to a distribution of $202.9 million in the same period of 2013; and a repurchase of 1.9 million of our common shares at a cost of $52.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Dividends:

On February 18, 2014, we paid a total dividend of $0.12 per share totaling $100.0 million.

Capital Investment and Exploration Programs:

A discussion of our capital investment programs is an important part of understanding our liquidity and capital resources.  We expect to meet the cash requirements for these capital expenditures from cash on hand, internally generated funds and from additional external financing if required.  For information regarding our capital expenditure programs, please see the discussion under the caption “Capital Investment Programs” under this Item 2.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 30) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound in the table below.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$641.9	$1.83	$722.7	$2.25
Add:
Selling, general and administrative	24.5	0.07	25.4	0.08
Sales premiums, net of treatment and refining charges	(4.2)	(0.01)	(5.7)	(0.02)
Less:
Workers’ participation	(53.1)	(0.15)	(54.9)	(0.17)
Cost of metal purchased from third parties	(41.9)	(0.12)	(66.9)	(0.21)
Other cost of sales, net	(11.5)	(0.03)	(30.7)	(0.10)
Inventory change	99.2	0.28	19.9	0.06
Operating Cash Cost Without by-products revenues	$654.9	$1.87	$609.8	$1.89
Add:
By-product revenues (1)	(295.0)	(0.84)	(325.4)	(1.01)
Net revenue on sale of metal purchased from third parties	(2.3)	(0.01)	(4.4)	(0.01)
Total by-product revenues	(297.3)	(0.85)	(329.8)	(1.02)

Operating cash cost, with by-product revenues	$357.6	$1.02	$280.0	$0.87

Total pounds of copper produced (in millions)	349.8		322.0

(1)               By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	$ million	$ per pound	$ million	$ per pound
Molybdenum	$(124.7)	$(0.36)	$(111.3)	$(0.35)
Silver	(52.2)	(0.15)	(89.2)	(0.28)
Zinc	(52.9)	(0.15)	(50.6)	(0.16)
Sulfuric Acid	(31.4)	(0.09)	(39.7)	(0.12)
Gold	(8.5)	(0.02)	(15.1)	(0.05)
Other products	(25.3)	(0.07)	(19.5)	(0.05)
Total	$(295.0)	$(0.84)	$(325.4)	$(1.01)

IMPACT OF NEW ACCOUNTING STANDARDS

During the first quarter of 2014, FASB did not release new accounting standard updates which could impact our financial statements.

Please see, the effect of the adoption of new accounting rules in Note 14 of our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

We are subject to market risks arising from the volatility of copper and other metal prices.  For the remaining nine months of 2014, assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$6.8	$21.0	$0.9	$7.2

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by exchange rate variances of the nuevo sol or the peso, resulting in a re-measurement gain or loss in our financial statements.  Recent inflation and exchange rate variances are provided in the table below for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Peru:
Peruvian inflation rate	1.4%	0.9%

Initial exchange rate	2.796	2.551
Closing exchange rate	2.809	2.589
Appreciation/(devaluation)	(0.5)%	(1.5)%

Mexico:
Mexican inflation rate	1.4%	1.6%

Initial exchange rate	13.077	13.010
Closing exchange rate	13.084	12.355
Appreciation/(devaluation)	(0.1)%	5.0%

Change in monetary position:

Assuming an exchange rate variance of 10% at March 31, 2014 we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect on net earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. nuevo sol	$(10.6)
Devaluation of 10% in U.S. dollar vs. nuevo sol	13.0
Appreciation of 10% in U.S. dollar vs. Mexican peso	(40.2)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$49.2

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

At March 31, 2014, we have recorded provisionally priced sales of 73.1 million pounds of copper, at an average forward price of $3.03 per pound.  Also we have recorded provisionally priced sales of 8.0 million pounds of molybdenum at the March 31,

2014 market price of $10.80 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.  See Note 5 to our condensed consolidated financial statements.

Provisional sales price adjustments included in accounts receivable and net sales at March, 31, 2014 represented positive effects of $4.2 million for copper and $7.2 million for molybdenum.

Short-term Investment:

Short-term investments were as follows ($ in millions):

	March 31,	December 31,
	2014	2013
Trading securities	$267.3	$202.6
Weighted average interest rate	1.87%	3.78%

Available for sale	$5.7	$5.7
Weighted average interest rate	0.41%	0.42%
Total	$273.0	$208.3

Trading securities consist of bonds issued by public companies and are publicly traded.  Each financial instrument is independent of the others.  We have the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and, at March 31, 2014 and December 31, 2013, included corporate bonds and asset and mortgage backed obligations.  As of March 31, 2014 and December 31, 2013, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments we earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also we redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended March 31,
	2014		2013
Trading:
Interest earned	$1.4		$0.6
Unrealized gain (loss)	$2.2		$3.5

Available-for-sale:
Interest earned	(*	)	(*	)
Investment redeemed	$—		$—

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2014, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2014, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of March 31, 2014, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month periods ended March 31, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southern Copper Corporation and subsidiaries as of December 31, 2013, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Miguel Angel Andrade Leven

Mexico City, Mexico

May 5, 2014

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings:

The information provided in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A.  Risk Factors:

There have been no material changes to our risk factors during the three months ended March 31, 2014. For additional information on risk factors, refer to “Risk Factors”  included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds:

SCC share repurchase program:

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

				Total Number of	Maximum Number of
			Average	Shares Purchased as	Shares that May Yet
Period		Total Number of	Price Paid	Part of Publicly	Be Purchased Under	Total Cost
From	To	Shares Purchased	per Share	Announced Plan	the Plan @ $29.11 (*)	($ in millions)
2008:		28,510,150	$13.49	28,510,150		$384.7
2009:		4,912,000	14.64	33,422,150		71.9
2010:		15,600	29.69	33,437,750		0.5
2011:		9,034,400	30.29	42,472,150		273.7
2012:		4,442,336	33.17	46,914,486		147.3
2013:		10,245,000	27.47	57,159,486		281.4
2014:
01/01/14	01/31/14	1,768,000	28.06	58,927,486		49.6
03/01/14	03/21/14	106,079	27.04	59,033,565		2.9
Total first quarter		1,874,079	28.00			52.5

Total purchased		59,033,565	$20.53		27,070,666	$1,212.0

(*) NYSE closing price of SCC common shares at March 31, 2014

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 82.5% as of March 31, 2014.

Item 4. - Mine Safety Disclosures:

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

4.2

(a) Indenture governing $600million 7.500% Notes due 2035, by and among Southern Copper Corporation, the Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005) and incorporated herein by reference). (b) Indenture governing $400 million 7.500% Notes due 2035, by and among Southern Copper Corporation, The Bank of New York, The Bank of New York (Luxembourg) S.A.(Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005 and incorporated herein by reference).

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

10.3

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub., Inc., Americas Sales Company, Inc., Americas Mining Corporation and Minera Mexico S.A. de C.V., (Filed as an Exhibit to Current Report on Form 8-K filed on October 22, 2004 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2014 and 2013; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iii) the Condensed Consolidated Balance Sheet at March 31, 2014 and December 31, 2013; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

May 5, 2014

/s/ Raul Jacob
Raul Jacob
Vice President, Finance and Chief Financial Officer

May 5, 2014

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

10.3

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub., Inc., Americas Sales Company, Inc., Americas Mining Corporation and Minera Mexico S.A. de C.V., (Filed as an Exhibit to Current Report on Form 8-K filed on October 22, 2004 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2014 and 2013; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iii) the Condensed Consolidated Balance Sheet at March 31, 2014 and December 31, 2013; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.