Form 10-Q
period 2014-06-30
SOUTHERN COPPER CORP/
filed 2014-08-05
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

As of July 31, 2014 there were outstanding 832,280,423 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.

Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2014 and 2013	3

	Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and 2013	4

	Condensed Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013	5

	Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2014 and 2013	6

	Notes to Condensed Consolidated Financial Statements	7-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-45

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	46-47

Item 4.	Controls and Procedures	48

	Report of Independent Registered Public Accounting Firm	49

Part II. Other Information:

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	50

Item 4.	Mine Safety Disclosures	50

Item 6.	Exhibits	51-52

	Signatures	53

	List of Exhibits	54-55

Exhibit 15	Independent Accountants’ Awareness Letter

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101

Financial statements for the three and six months ended June 30, 2014 Formatted in XBRL: (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

		Submitted electronically with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)

Net sales (including sales to related parties, see note 7)	$1,487,412	$1,410,223	$2,841,795	$3,033,225
Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	726,589	711,231	1,368,483	1,433,980
Selling, general and administrative	25,398	27,452	49,896	52,826
Depreciation, amortization and depletion	116,091	93,516	226,544	184,088
Exploration	22,068	11,651	36,679	21,975
Total operating costs and expenses	890,146	843,850	1,681,602	1,692,869

Operating income	597,266	566,373	1,160,193	1,340,356

Interest expense	(66,075)	(66,487)	(131,215)	(131,777)
Capitalized interest	29,162	15,707	53,765	27,946
Other income (expense)	(5,779)	16,935	(9,985)	17,783
Interest income	3,715	4,306	8,252	10,275
Income before income taxes	558,289	536,834	1,081,010	1,264,583

Income taxes (including royalty taxes see note 4):	225,769	167,870	429,931	406,749
Net income before equity earnings of affiliate	332,520	368,964	651,079	857,834
Equity earnings of affiliate, net of income tax	5,861	5,141	11,899	13,304

Net income	338,381	374,105	662,978	871,138

Less: Net income attributable to the non-controlling interest	1,129	1,368	2,337	3,009

Net income attributable to SCC	$337,252	$372,737	$660,641	$868,129

Per common share amounts attributable to SCC:
Net income - basic and diluted	$0.40	$0.44	$0.79	$1.03
Dividends paid	$0.10	$0.20	$0.22	$0.44
Weighted average common shares outstanding - basic and diluted	833,391	844,986	833,590	845,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$338,381	$374,105	$662,978	$871,138

Other comprehensive income (loss) net of tax: - Amortization of actuarial gain net of income tax of (for the three months ended June 30, 2014: $43 and 2013: $126 and for the six months ended June 30, 2014: $145 and 2013: $251)	(65)	(189)	(217)	(376)

Total comprehensive income	$338,316	$373,916	$662,761	$870,762

Comprehensive income attributable to the non-controlling interest	$1,129	$1,368	$2,337	$3,009
Comprehensive income attributable to SCC	$337,187	$372,548	$660,424	$867,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2014	2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,335,364	$1,672,695
Short-term investments	289,883	208,268
Accounts receivable trade	583,143	533,226
Accounts receivable other (including related parties 2014 - $10,832 and 2013 - $38,062)	66,065	64,552
Inventories	754,626	693,942
Deferred income tax	133,289	84,377
Other current assets	150,282	158,990
Total current assets	3,312,652	3,416,050

Property, net	6,933,719	6,476,168
Leachable material	495,238	395,177
Intangible assets, net	110,473	110,219
Related parties receivable	161,244	161,244
Deferred income tax	213,776	180,707
Equity method investment	64,140	57,142
Other assets	216,690	199,322
Total assets	$11,507,932	$10,996,029

LIABILITIES
Current liabilities:
Current portion of long-term debt	$200,000	—
Accounts payable (including related parties 2014 -$24,994 and 2013 - $28,373)	508,898	$493,263
Accrued income taxes	91,789	7,474
Accrued workers’ participation	120,854	192,371
Accrued interest	69,772	70,787
Other accrued liabilities	34,285	19,689
Total current liabilities	1,025,598	783,584

Long-term debt	4,005,467	4,204,915
Deferred income taxes	271,756	244,875
Other liabilities and reserves	76,760	76,000
Asset retirement obligation	151,497	124,835
Total non-current liabilities	4,505,480	4,650,625

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	3,350,602	3,340,349
Retained earnings	3,872,096	3,394,827
Accumulated other comprehensive income	6,022	6,239
Treasury stock, at cost, common shares	(1,290,684)	(1,216,599)
Total Southern Copper Corporation stockholders’ equity	5,946,882	5,533,662
Non-controlling interest	29,972	28,158
Total equity	5,976,854	5,561,820

Total liabilities and equity	$11,507,932	$10,996,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
OPERATING ACTIVITIES
Net income	$338,381	$374,105	$662,978	$871,138
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	116,091	93,516	226,544	184,088
Equity earnings of affiliate, net of dividends received	(3,583)	2,654	(6,997)	(5,509)
Loss (gain) on currency translation effect	(119)	(2,831)	(5,807)	11,063
Provision (benefit) for deferred income taxes	27,498	16,426	(56,822)	10,681
Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(39,843)	101,299	(49,917)	180,963
Inventories	(58,684)	(32,512)	(160,745)	(63,627)
Accounts payable and accrued liabilities	(27,234)	(252,402)	42,079	(187,892)
Other operating assets and liabilities	(3,738)	2,184	32,216	(103,994)
Net cash provided from operating activities	348,769	302,439	683,529	896,911

INVESTING ACTIVITIES
Capital expenditures	(375,635)	(385,454)	(699,361)	(702,252)
Proceeds from (purchase of) short-term investments, net	(16,873)	(188,445)	(81,615)	(258,635)
Loan repaid by related party	—	2,679	—	13,252
Sale of property	4,587	803	4,881	1,027
Net cash used in investing activities	(387,921)	(570,417)	(776,095)	(946,608)

FINANCING ACTIVITIES
Debt repaid	—	(5,000)	—	(5,000)
Dividends paid to common stockholders	(83,346)	(169,102)	(183,372)	(372,034)
Distributions to non-controlling interest	(197)	(394)	(499)	(866)
Repurchase of common shares	(13,030)	(64,560)	(65,509)	(64,560)
Other	528	532	801	790
Net cash used in financing activities	(96,045)	(238,524)	(248,579)	(441,670)

Effect of exchange rate changes on cash and cash equivalents	(2,540)	(16,166)	3,814	(28,439)

Increase (decrease) in cash and cash equivalents	(137,737)	(522,668)	(337,331)	(519,806)

Cash and cash equivalents, at beginning of period	1,473,101	2,462,350	1,672,695	2,459,488
Cash and cash equivalents, at end of period	$1,335,364	$1,939,682	$1,335,364	$1,939,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”).  At June 30, 2014, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 82.5% of the Company’s capital stock.  The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”), a Delaware corporation, and its subsidiaries.  The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico.  The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”).  The Peruvian Branch is not a corporation separate from the Company.  The Company’s Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of Southern Copper Corporation, (the “Company” or “SCC”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2014 and the results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2014 and 2013.  The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year.  The December 31, 2013 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (U.S. GAAP).  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2013 and notes included in the Company’s 2013 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At June 30, 2014	At December 31, 2013
Trading securities	$284.4	$202.6
Weighted average interest rate	1.80%	3.78%

Available for sale	$5.5	$5.7
Weighted average interest rate	0.41%	0.42%
Total	$289.9	$208.3

Trading securities consist of bonds issued by public companies and are publicly traded.  Each financial instrument is independent of the others.  The Company has the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and at June 30, 2014 and December 31, 2013, included corporate bonds and asset and mortgage backed obligations.  As of June 30, 2014 and December 31, 2013, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Six months ended
	June 30,				June 30,
	2014		2013		2014		2013
Trading securities:
Interest earned	$1.1		$1.4		$2.5		$2.0
Unrealized gain (loss) at the end of the period	$1.7		$3.4		$1.7		$3.4

Available for sale:
Interest earned	(*	)	(*	)	(*	)	(*	)
Investment redeemed	$0.2		$0.4		$0.2		$0.4

(*) Less than $0.1 million

NOTE 3 - INVENTORIES:

Inventories were as follows:

(in millions)	At June 30, 2014	At December 31, 2013
Inventory, current:
Metals at lower of average cost or market:
Finished goods	$98.3	$84.2
Work-in-process	346.9	305.4
Supplies at average cost	309.4	304.3
Total current inventory	$754.6	$693.9

Inventory, long-term
Leach stockpiles	$495.2	$395.2

During the six months ended June 30, 2014 and 2013 total leaching costs capitalized as long-term inventory of leachable material amounted to $181.2 million and $142.5 million, respectively. Leachable material inventories recognized in cost of sales amounted to $79.5 million and $54.6 million for the six months ended June 30, 2014 and 2013, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first six months of 2014 and 2013 were as follows ($ in millions):

	2014	2013
Income tax provision	$429.9	$406.8
Effective income tax rate	39.8%	32.2%

These provisions include income taxes for Peru, Mexico and the United States. The increase in the effective tax rate for the first half of 2014 from the same period in the prior year is primarily due to a new Mexican royalty tax instituted for 2014, which added 4.7% to the first six months effective tax rate.  Other items that added to the increase in the effective tax rate are taxes allocable to dividends from Mexico which are taxed at a higher rate, the effect of capitalization of interest expense and the effect of the deduction for percentage depletion for U.S. tax purposes.

Components of the income tax provision for the six month periods of 2014 and 2013 include the following ($ in millions):

	2014	2013
Statutory income tax provision	$361.6	$380.7
Peruvian royalty	2.1	5.0
Mexican royalty	46.6	—
Peruvian special mining tax	19.6	21.1
Total income tax provision	$429.9	$406.8

Royalty mining charge:

Peruvian operations: In 2011, the Peruvian congress approved an amendment to the mining royalty charge.  The new mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $14.4 million and $17.7 million of royalty charge in the first six months of 2014 and 2013, respectively, of which $2.1 million and $5.0 million, respectively, were included in income taxes.

Mexican operations:  In December 2013, the Mexican government enacted a new law which, among other things, established a mining royalty charge of 7.5% on taxable EBITDA and an additional royalty charge of 0.5% on the net sales value of gold, silver and platinum.  These charges became effective January 2014 and the Company has accrued $46.6 million of royalty taxes as part of the income tax provision for the first six months of 2014.

Special Mining Tax:

In 2011, the Peruvian government enacted a tax for the mining industry.  This tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached.  The Company has accrued $19.6 million and $21.0 million of special mining tax in the income tax provision for the first six months of 2014 and 2013, respectively.

Accounting for uncertainty in income taxes:

In the second quarter and first six months of 2014, there were no changes in the Company’s uncertain tax positions.

In July 2013, the Financial Accounting Standards Board, or “FASB,” issued Accounting Standard Update No. 2013-11 on the presentation of unrecognized tax benefits. The update clarifies that unrecognized tax benefits related to a net operating loss carryforward, or similar tax loss, or tax credit carryforward, should generally be presented in the financial statements as a reduction to a deferred tax asset. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Accordingly the Company is presenting applicable uncertain tax positions as reductions to deferred income tax assets in the Condensed Consolidated Balance Sheet as of December 31, 2013 and June 30, 2014.

NOTE 5 — PROVISIONALLY PRICED SALES:

At June 30, 2014, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the June 30, 2014 market price per pound.  These sales are subject to final pricing based on the average monthly copper prices on the London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2014:

Copper (million lbs.)	Priced at	Month of Settlement
31.3	$3.19	July and August 2014

Molybdenum (million lbs.)	Priced at	Month of Settlement
8.5	$13.3	July to September 2014

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 6 - ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”).  As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires reviews of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation.  The accepted value of the Lima office building, for this purpose, is $27.8 million. Through June 2014, the Company has provided guarantees of $14.2 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units, including the Ilo marine trestle. In the last quarter of 2012, the Company submitted updates to the closure plans for Toquepala, Cuajone and Ilo in accordance with the law. As a result of these revised plans, the Company adjusted its asset retirement obligation.

In 2010, the Company announced to the Mexican federal environmental authorities the closure of the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation.  In January 2014, the Company approved an increase in the budget for this program to $62.4 million, of which the Company has spent $39.3 million through June 30, 2014. Plant demolition and construction of a confinement area at the south of the property were completed in 2012 and the Company expects to complete soil remediation and the construction of a second confinement by the end of 2014.  The Company expects that once the site is remediated, a decision will be made on whether sell or develop the property.

In 2012, the Company recognized an estimated asset retirement obligation for its mining properties in Mexico as part of its environmental commitment.  Even though, there is currently no enacted law, statute, ordinance, or written or oral contract requiring the Company to carry out mine closure and environmental remediation activities, the Company believes that a constructive obligation presently exists based on, among other things, the remediation caused by the closure of the San Luis Potosi smelter in 2010.  Consequently, according to ASC- 410-20 on December 31, 2012 the Company recorded an asset retirement obligation of $25.1 million and increased net property by $20.3 million. The overall cost recognized for mining closure includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities.

The following table summarizes the asset retirement obligation activity for the six months ended June 30, 2014 and 2013 (in millions):

	2014	2013
Balance as of January 1	$124.8	$122.3
Changes in estimates	26.7	—
Closure payments	(3.6)	(0.9)
Accretion expense	3.6	4.2
Balance as of June 30,	$151.5	$125.6

NOTE 7 — RELATED PARTY TRANSACTIONS:

The Company has entered into certain transactions in the ordinary course of business with parties that are controlling shareholders or their affiliates.  These transactions include the lease of office space, air transportation, construction services and products and services related to mining and refining.  The Company lends and borrows funds among affiliates for acquisitions and other corporate purposes.  These financial transactions bear interest and are subject to review and approval by senior management, as are all related party transactions.  It is the Company’s policy that the Audit Committee of the Board of Directors shall review all related party transactions.  The Company is prohibited from entering or continuing a material related party transaction that has not been reviewed and approved or ratified by the Audit Committee.

Receivable and payable balances with related parties are shown below (in millions):

	As of
	June 30, 2014	December 31, 2013
Related parties receivable current:
Grupo Mexico and affiliates	$0.9	$0.8
Mexico Generadora de Energia S. de R.L. (“MGE”)	—	18.8
Compania Perforadora Mexico, S.A.P.I. de C.V. and affiliates	1.0	0.7
Compania Minera Coimolache S.A.	5.6	17.2
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	3.3	0.6
	$10.8	$38.1

Related parties receivable non-current:
MGE	$161.2	$161.2

Related parties payable:
Grupo Mexico and affiliates	$6.1	$3.3
MGE	9.9	14.4
Asarco LLC	6.1	6.2
Higher Technology S.A.C.	0.1	0.1
Breaker S.A. de C.V and affiliates (“Breaker”)	1.1	0.3
Sempertrans and affiliates	0.1	0.1
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	0.3	0.6
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.1	—
Ferrocarril Mexicano, S.A. de C.V.	1.2	3.3
	$25.0	$28.3

Purchase and sale activities:

Grupo Mexico and its affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the six months ended June 30, 2014 and 2013 (in millions):

	As of June 30,
	2014	2013
Purchases activity
Grupo Mexico and affiliates	$6.9	$6.9
Asarco LLC.	24.6	70.7
Ferrocarril Mexicano S.A de C.V.	11.6	11.1
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	55.9	26.6
MGE	91.7	—
Cia Perforadora Mexico S.A.P.I. de C.V and affiliates	1.9	2.6
Total purchases	$192.6	$117.9

Sales activity
Asarco LLC	$21.7	$71.8
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.4	0.4
Cia Perforadora Mexico S.A.P.I. de C.V and affiliates	0.3	0.3
MGE	48.8	0.7
Total sales	$71.2	$73.2

Grupo Mexico, the parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company.  These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.  The Company pays Grupo Mexico for these services and expects to continue paying for these services in the future.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano S.A de C.V., for construction services provided by Mexico Proyectos y Desarrollos S.A. de C.V. and its affiliates, and for drilling services provided by Compania Perforadora Mexico S.A.P.I. de C.V. All of these companies are subsidiaries of Grupo Mexico.

The Company’s Mexican operations purchased scrap and other residual copper mineral from Asarco, and from MGE, power. Both companies are subsidiaries of Grupo Mexico.

The Company paid fees for engineering, construction and consulting services provided by subsidiaries of Mexico Proyectos y Desarrollos, S.A. de C. V, a subsidiary of Grupo Mexico.

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of these power plants.  The line of credit was due on December 31, 2012 and carried an interest rate of 4.4%.  In the first quarter of 2012, Controladora de Infraestructura Energetica Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence of this change in control, MGE became an indirect subsidiary of Grupo Mexico.  Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt.  At December 31, 2012, the outstanding balance of $184.0 million was restructured as subordinated debt of MGE with an interest rate of 5.75%.  MGE will repay its debt to the Company using a percentage of its profits until such time as the debt is satisfied.  At June 30, 2014 the remaining balance of the debt was $161.2 million and was recorded as non-current related party receivable on the condensed consolidated balance sheet. Related to this loan, the Company received interest income of $4.7 million and $5.0 million in the first six months of 2014 and 2013, respectively.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE completed construction of its first power plant in June 2013 and the second plant, in the first quarter of 2014. MGE is currently awaiting the authorization for interconnection with the Mexican electrical system to start operations at the second plant. MGE began supplying power to the Company in December 2013. It is expected that MGE will supply a portion of its power output to third-party energy users. See also Note 9 - Commitments and Contingencies, Other commitments.

The Company sold copper cathodes, rod and anodes, as well as sulfuric acid, silver, gold and lime to Asarco. In addition, the Company received fees for building rental and maintenance services provided to Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates and to Perforadora Mexico S.A.P.I de C.V., and for natural gas and services provided to MGE, all subsidiaries of Grupo Mexico.

Companies with relationships with the controlling group:

The following tables summarize the purchase and sales activities with other Larrea family companies in the six months ended June 30, 2014 and 2013 (in millions):

	As of June 30,
	2014	2013
Mextransport:
Purchase activity	$1.1	$1.5

Sales activity	$0.1	$0.2

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including aviation and real estate.  The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to the lease of office space and air transportation.

Companies with relationships with SCC executive officers:

The following table summarizes the purchase activities with companies with relationships with SCC executive officers in the six months ended June 30, 2014 and 2013 (in millions):

	As of June 30,
	2014	2013
Higher Technology S.A.C.	$0.8	$1.0
Servicios y Fabricaciones Mecanicas S.A.C.	0.7	0.1
Sempertrans and affiliates	0.8	0.5
Breaker	3.6	2.0
Pigoba S.A. de C.V.	0.1	0.1
Total purchases	$6.0	$3.7

The Company purchased industrial materials from Higher Technology S.A.C. and paid fees for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C.  Mr. Carlos Gonzalez, the son of SCC’s Chief Executive Officer, has a proprietary interest in these companies.

The Company purchased industrial material from Sempertrans France Belting Technology and Sempertrans Belchatow SP Z.O.O. in which Mr. Alejandro Gonzalez is employed as a sales representative.  Also, the Company purchased industrial material from PIGOBA, S.A. de C.V., a company in which Mr. Alejandro Gonzalez has a proprietary interest.  Mr. Alejandro Gonzalez is the son of SCC’s Chief Executive Officer.

The Company purchased industrial material and services from Breaker, S.A. de C.V., a company in which Mr. Jorge Gonzalez, son-in-law of SCC’s Chief Executive Officer, has a proprietary interest, and from Breaker Peru S.A.C., a company in which Mr. Jorge Gonzalez, son-in-law of SCC’s Chief Executive Officer and Mr. Carlos Gonzalez, son of SCC´s Chief Executive Officer have a proprietary interest.

Equity Investment in Affiliate: The Company has a 44.2% participation in Coimolache S.A. (“Coimolache”), which it accounts for on the equity method. Coimolache owns Tantahuatay, a gold mine located in the northern part of Peru.  To support the cost of the development of Tantahuatay, the Company loaned $56.6 million to Coimolache.  Conditions and balance of the loan as of June 30, 2014 are as follows ($ in millions):

Loan
Total loan granted	$56.6
Interest rate	6 months Libor + 3% (approximately 3.35%)
Remaining balance at June 30, 2014	$5.6

Interest:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest earned	$0.1	$0.2	$0.2	$0.6

Additionally, on April 2, 2013, Coimolache paid to the Company $16.5 million as a return of funds expensed during the exploration stage of the Tantahuatay mine. This amount was recorded as other income in our condensed consolidated statement of income.

NOTE 8- BENEFIT PLANS:

Post retirement defined benefit plans

The Company has two noncontributory defined benefit pension plans covering former salaried employees in the United States and certain former employees in Peru. Effective October 31, 2000, the Board of Directors amended the qualified pension plan to suspend the accrual of benefits.

In addition, our Mexican subsidiaries have a defined contribution pension plan for salaried employees and a noncontributory defined benefit pension plan for union employees.

The components of the net periodic benefit costs for the six months ended June 30, 2014 and 2013 are as follows (in millions):

	2014	2013
Service cost	$0.6	$0.7
Interest cost	0.7	0.5
Expected return on plan assets	(1.8)	(1.8)
Amortization of net actuarial loss	(0.2)	(0.4)
Amortization of net loss (gain)	(* )	0.1
Net periodic benefit costs	$(0.7)	$(0.9)

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

The components of the net periodic benefit cost for the six months ended June 30, 2014 and 2013 are as follows (in millions):

	2014		2013
Interest cost	$0.7		$0.8
Amortization of net loss (gain)	(0.2)		(*	)
Amortization of prior service cost (credit)	(*	)	(*	)
Net periodic benefit cost	$0.5		$0.8

(*) amount is lower than $0.1 million

NOTE 9 — COMMITMENTS AND CONTINGENCIES:

Environmental matters:

The Company has instituted extensive environmental conservation programs at its mining facilities in Peru and Mexico.  The Company’s environmental programs include, among others, water recovery systems to conserve water and minimize impact on nearby streams, reforestation programs to stabilize the surface of the tailings dams and the implementation of scrubbing technology in the mines to reduce dust emissions.

Environmental capital expenditures in the six months ended June 30, 2014 and 2013 were as follows (in millions):

	2014	2013
Peruvian operations	$57.6	$32.4
Mexican operations	7.7	21.2
	$65.3	$53.6

Peruvian operations: The Company’s operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through the Ministry of Environment (MINAM) conducts annual audits of the Company’s Peruvian mining and metallurgical operations. Through these environmental audits, matters related to environmental obligation, compliance with legal requirements, atmospheric emissions, effluent monitoring and waste management are reviewed. The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations.

Peruvian law requires that companies in the mining industry provide assurances for future closure and reclamation. In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM. As part of the closure plans, the Company is providing guarantees to ensure that sufficient funds will be available for the asset retirement obligation. See Note 6, “Asset retirement obligation,” for further discussion of this matter.

In 2008, the Peruvian government enacted environmental regulations establishing more stringent air quality standards (“AQS”) for daily sulfur dioxide (“SO2”) emissions for the Peruvian territory. These regulations, as amended in 2013, recognize distinct zones/areas, such as atmospheric basins. As part of these regulations, MINAM was required to carry-out a 12 month ambient air monitoring period, prior to January 1, 2014, to establish SO2 levels. Those areas with a mean 24-hour SO2 concentration equal to less than 20 micrograms per cubic meter (“ug/m3”) are required to develop programs to maintain this level of compliance. Those areas or cities exceeding the mean 24-hour SO2 concentration of 20 ug/m3 will be required to establish an Action Plan to address this problem and are required to achieve the 20 ug/m3 AQS in the future. Meanwhile they are required to achieve mean 24-hour AQS equal to 80 ug/m3 of SO2. However, MINAM has established three atmospheric basins that require further attention to comply with 80ug/m3 of SO2. The Ilo basin is one of these three areas and the Company’s smelter and refinery are part of the area. A supreme decree issued on April 8, 2014, provides that the Company should review its compliance with these regulations and develop a modification plan to reach compliance.  The plan must be reported to the government within one year, or by April 8, 2015.

In 2013, the Peruvian government enacted new soil environmental quality standards (“SQS”) applicable to any existing facility or project that generates or could generate risk of soil contamination in its area of operation or influence.  In March 2014, MINAM issued a supreme decree which establishes additional provisions for the gradual implementation of SQS. Under this rule the Company has twelve months to identify contaminated sites in and around its facilities and present a report of identified contaminated sites. If such sites exist, the Company must submit a decontamination plan for approval within 24 months from the date it is notified by the authority. This decontamination plan shall include remediation actions, a schedule and compliance deadlines. Also, under this rule, if deemed necessary, the Company may request a one year extension, given sound justification. Soil confirmation tests must be carried out after completion of decontamination actions (within the approved schedule) and results must be presented to the authorities within 30 days after receiving said results. Non-compliance with this obligation or with decontamination goals will carry penalties according to an existing sanction scale. However, companies cannot be penalized for non-compliance with the soil SQS during the compliance schedule. In the second quarter of 2014, the Company began the process of seeking bids from third-party testing consultants to prepare the necessary studies, as well as any other requirements of the rules.

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

In June 2013, the Environmental Liability Federal Law was published in the Official Gazette and became effective one month thereafter. The law establishes general guidelines in order to determine which environmental actions will be considered to cause environmental harm that will give rise to administrative responsibilities (remediation or compensations), criminal responsibilities as well as monetary fines.

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

On June 9, 2009, SCC’s Peruvian Branch filed a proceeding of relief before a civil court in Peru seeking the nullity of the 2009 Supreme Court decision and, in a separate proceeding, a request for a precautionary measure. The civil court rendered a favorable decision on the nullity and the precautionary measure, suspending the enforcement of the Supreme Court decision, for the reasons indicated above and other reasons. In February 2012, the Branch was notified that the civil court had reversed its prior decisions. On appeal by the Peruvian Branch the Superior Court affirmed the lower court’s decisions regarding the nullity of the 2009 Supreme Court decision and the precautionary measure.  As a result, the nullity of the precautionary measure became final and is not appealable. However, the nullity of the 2009 Supreme Court decision was appealed by the Branch before the Constitutional Court.  On April 10, 2014, the Constitutional Court denied the Company’s appeal and affirmed the lower court’s decision.  In view of this, SCC´s Peruvian Branch continues to analyze the manner in which the competent lower court will enforce the Supreme Court’s decision and its financial impact.

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

Related to the “Virgen Maria” mining concessions, the Company is party to the following lawsuits:

a)             Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”): In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet.  The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of the “Virgen Maria” mining concession.  In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  On appeal by the plaintiffs, the superior court reversed the lower court´s decision and remanded it to the lower court for further proceedings.  As of June 30, 2014, the case remains in the discovery stage.

b)             Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (SMRL Virgen Maria): In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria.  SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see a) above).  The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares.  The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of this concession to SCC’s Branch by Excomet). In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  Upon appeal by the plaintiffs, the superior court remanded the proceedings to the lower court, ordering the issuance of a new decision.  On June 25, 2013, the lower court dismissed the case due to procedural defects. Upon appeal by the plaintiff, on December 2, 2013 the Superior Court reversed the lower court’s decision due to procedural defects and ordered the issuance of a new resolution.  As of June 30, 2014, the case remains pending without further developments.

c)              Omar Nunez Melgar: In May 2011, Mr. Omar Nunez Melgar commenced a lawsuit against the Peruvian Mining and Metallurgical Institute and MINEM challenging the denial of his request of a new mining concession that conflicted with SCC’s Branch’s Virgen Maria mining concession.  SCC’s Branch has been made a party to the proceedings as the owner of the Virgen Maria concession.  SCC’s Branch has answered the complaint and denied the validity of the claim.  As of June 30, 2014, the case remains pending without further developments.

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In the last quarter of 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995.  The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams also with proper governmental authorization, since 1995.  SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against the lawsuit. Upon a motion filed by the Peruvian Branch, the lower court has included the MINEM as a defendant in this lawsuit.  MINEM has answered the complaint and denied the validity of the claim. As of June 30, 2014, the case remains pending without further developments.

Labor matters:

In recent years the Company has experienced a positive labor environment in its operations in Mexico and Peru which is allowing an increase in productivity as well as helping to achieve the goals of its capital expansion program.

Peruvian operations: Approximately 67% of the Company’s 4,500 Peruvian employees were unionized at June 30, 2014, represented by seven separate unions. Three of these unions, one at each major production area, represent the majority of the Company´s workers. There are also four smaller unions, representing the balance of workers.  The Company conducted negotiations with the unions whose collective bargaining agreements expired in 2012. In 2013, the Company signed three-year agreements with all the unions. The agreements included, among other things, annual salary increases of 6.5%, 5% and 5% for each of the three years.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers, opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) led by Napoleon Gomez Urrutia to other less politicized unions.

However, the workers of the San Martin and Taxco mines, who are still under the National Mining Union, have been on strike since July 2007.  On December 10, 2009, a federal court confirmed the legality of the San Martin strike.  In order to recover the control of the San Martin mine and resume operations, the Company filed a court petition on January 27, 2011 requesting that the court, among other things, define the termination payment for each unionized worker.  The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition.  On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition.  In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court.  On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal.  The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker.  A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin.  As of June 30, 2014, the resolution of this case is still pending.

On August 1, 2013, the National Union of Workers Engaged in Exploration, Exploitation and Processing of Mines in the Mexican Republic, which is the union operating at Mexicana del Cobre and IMMSA, filed a new petition before the labor authorities to replace the National Mining Union at the San Martin mine, because it believes that it represents more workers at the San Martin mine than the National Mining Union. As of June 30, 2014, the resolution of this case is still pending.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement).  On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine.  The mining union appealed the labor court ruling before a federal court.  In September 2011, the federal court accepted the union’s appeal and requested that the federal labor court review the procedure. After several legal proceedings on January 25, 2013, the Company filed a new proceeding before the labor court on the basis of the Supreme Court decision in the San Martin case, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker. On June 16, 2014, the labor court denied the petition of the Company. The resolution issued by the labor court will be vigorously challenged by the Company before a federal court, by considering that it was issued against the Supreme Court decision. A favorable decision would have the effect of terminating the protracted strike at Taxco.

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

The Company prepared a new Environmental Impact Assessment (“EIA”) study taking into account local community concerns and new government guidance. The Company considers that this new EIA will alleviate the concerns previously raised by the Tia Maria project’s neighboring communities, provide them with an independent source of information and reaffirm the validity of the Company’s assessment of the project.

In the fourth quarter of 2013, the Company successfully held the two workshops and the public hearing required as part of the EIA approval process and also submitted the new EIA for the Tia Maria project to MINEM.  The Company responded to comments received from the governmental authorities and other stakeholders on May 26, 2014. The Company expects to receive approval of this study during the third quarter of 2014 and move forward with this project, with the goal of production start-up in the first quarter of 2017. However, no assurances can be given as to the specific timing of such approval. For further developments please see Note 14.

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

In view of the delay in this project, the Company has reviewed the carrying value of this asset to ascertain whether impairment exists. Total spending on the project, through June 30, 2014, was $537.0 million of which $189.5 million has been reassigned to other Company operations.  The Company does not believe that an impairment exists.

Other commitments:

Peruvian Operations

Power purchase agreements

•                  Enersur:  In 1997, SCC signed a power purchase agreement with an independent power company, Enersur S.A. under which SCC agreed to purchase all of its power needs for its current Peruvian operations from Enersur for twenty years, through April 2017.

•                  Electroperu S.A.:In June 2014, the Company signed a power purchase agreement for 120MWh with the state company Electroperu S.A., under which Electroperu S.A. will supply energy for the Peruvian operations for twenty years starting on April 17, 2017 and ending on April 30, 2037.

•                  Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company signed a power purchase agreement for 120MWh with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027.

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

On April 16, 2014, the Company successfully held the public hearing required as a pre-condition for approval of the project’s EIA.  On July 1, 2014, the Company received comments and observations from the authorities and stakeholders, related to the EIA for the Toquepala concentrator expansion and expects to answer them during the third quarter of 2014. The Company expects to continue the development of this project which will increase annual production by 100,000 tons of copper and 3,100 tons of molybdenum.

Mexican operations

Power purchase agreement - MGE

MGE, a subsidiary of Grupo Mexico, has completed the construction of the two power plants in Mexico designed to supply power to some of the Company’s Mexican operations.  It is expected that MGE will supply approximately 12% of its power output to third-party energy users.  In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply the Company with power through 2032.  The first plant was completed in June 2013 and the second in the first quarter of 2014.  MGE is currently waiting the authorization for the interconnection with the Mexican electrical system to start operations at the second plant.  The first plant began to supply power to the Company in December 2013.

Commitment for Capital projects:

As of June 30, 2014, the Company has committed $368.3 million for the expansion programs at the Mexican operations. These funds are scheduled to be expended in the next twelve months.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended June 30, 2014
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$772.3	$87.5	$627.6	—	$1,487.4
Intersegment sales	—	22.4	—	$(22.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	312.0	83.1	347.1	(15.6)	726.6
Selling, general and administrative	9.1	3.9	11.2	1.2	25.4
Depreciation, amortization and depletion	54.9	7.8	48.4	5.0	116.1
Exploration	0.8	7.4	5.8	8.1	22.1
Operating income	$395.5	$7.7	$215.1	$(21.1)	597.2
Less:
Interest, net					(33.2)
Other income (expense)					(5.7)
Income taxes					(225.8)
Equity earnings of affiliate					5.9
Non-controlling interest					(1.1)
Net income attributable to SCC					$337.3

Capital expenditure	$267.8	$9.2	$97.6	$1.0	$375.6
Property, net	$3,918.8	$379.8	$2,503.8	$131.3	$6,933.7
Total assets	$5,976.8	$896.6	$3,431.3	$1,203.2	$11,507.9

	Three Months Ended June 30, 2013
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$724.1	$90.0	$596.1	—	$1,410.2
Intersegment sales	—	25.4	—	$(25.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	336.9	88.4	317.6	(31.7)	711.2
Selling, general and administrative	9.1	3.9	13.2	1.3	27.5
Depreciation, amortization and depletion	43.2	7.1	42.2	1.0	93.5
Exploration	0.8	6.6	2.5	1.7	11.6
Operating income	$334.1	$9.4	$220.6	$2.3	566.4
Less:
Interest, net					(46.5)
Other income (expense)					16.9
Income taxes					(167.8)
Equity earnings of affiliate					5.1
Non-controlling interest					(1.4)
Net income attributable to SCC					$372.7

Capital expenditure	$307.6	$13.5	$63.9	$0.5	$385.5
Property, net	$2,964.5	$367.1	$2,234.7	$70.1	$5,636.4
Total assets	$4,927.8	$865.7	$3,411.0	$1,449.8	$10,654.3

	Six Months Ended June 30, 2014
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,420.3	$183.6	$1,237.9	—	$2,841.8
Intersegment sales	—	46.8	—	$(46.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	541.4	167.6	670.2	(10.7)	1,368.5
Selling, general and administrative	17.7	7.6	22.4	2.2	49.9
Depreciation, amortization and depletion	109.6	15.6	95.6	5.7	226.5
Exploration	1.7	12.4	7.7	14.9	36.7
Operating income	$749.9	$27.2	$442.0	$(58.9)	1,160.2
Less:
Interest, net					(69.3)
Other income (expense)					(10.0)
Income taxes					(429.9)
Equity earnings of affiliate					11.9
Non-controlling interest					(2.3)
Net income attributable to SCC					$660.6

Capital expenditure	$523.0	$18.3	$155.4	$2.7	$699.4
Property, net	$3,918.8	$379.8	$2,503.8	$131.3	$6,933.7
Total assets	$5,976.8	$896.6	$3,431.3	$1,203.2	$11,507.9

	Six Months Ended June 30, 2013
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,586.7	$179.9	$1,266.6	—	$3,033.2
Intersegment sales	—	57.4	—	$(57.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	717.5	161.5	630.7	(75.7)	1,434.0
Selling, general and administrative	17.9	7.7	25.3	1.9	52.8
Depreciation, amortization and depletion	83.5	13.8	83.6	3.2	184.1
Exploration	1.7	12.7	4.9	2.7	22.0
Operating income	$766.1	$41.6	$522.1	$10.5	1,340.3
Less:
Interest, net					(93.5)
Other income (expense)					17.8
Income taxes					(406.8)
Equity earnings of affiliate					13.3
Non-controlling interest					(3.0)
Net income attributable to SCC					$868.1

Capital expenditure	$567.2	$31.4	$103.2	$0.5	$702.3
Property, net	$2,964.5	$367.1	$2,234.7	$70.1	$5,636.4
Total assets	$4,927.8	$865.7	$3,411.0	$1,449.8	$10,654.3

NOTE 11 — STOCKHOLDERS´EQUITY:

Treasury Stock:

Activity in treasury stock in the six-month period ended June 30, 2014 and 2013 is as follows (in millions):

	2014	2013
Southern Copper common shares
Balance as of January 1,	$1,011.0	$729.8
Purchase of shares	65.5	64.5
Stock dividend		—
Used for corporate purposes	(0.3)	(0.2)
Balance as of June 30,	1,076.2	794.1

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	205.6	189.0
Other activity, including dividend, interest and currency translation effect	8.8	10.9
Balance as of June 30,	214.4	199.9

Treasury stock balance as of June 30,	$1,290.6	$994.0

The following table summarizes share distributions in the first six months of 2014 and 2013:

	2014	2013
Southern Copper common shares
Directors’ Stock Award Plan	12,000	12,000

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	0.7	2.4

Southern Copper Common Shares:

At June 30, 2014 and 2013, there were in treasury 51,591,147 and 41,192,136 SCC’s common shares, respectively.

SCC share repurchase program:

In 2008, the Company´s Board of Directors authorized a $500 million share repurchase program.  On July 28, 2011, the Company´s Board of Directors authorized an increase of the share repurchase program to $1 billion and on October 17, 2013, the Company’s Board of Directors authorized an additional increase to $2 billion. Pursuant to this program, the Company purchased common stock as shown in the table below.  These shares are available for general corporate purposes.  The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

Period		Total Number of	Average Price Paid	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under	Total Cost
From	To	Shares Purchased	per Share	Announced Plan	the Plan @ $30.37 (*)	($ in millions)
2008:		28,510,150	$13.49	28,510,150		$384.7
2009:		4,912,000	14.64	33,422,150		71.9
2010:		15,600	29.69	33,437,750		0.5
2011:		9,034,400	30.29	42,472,150		273.7
2012:		4,442,336	33.17	46,914,486		147.3
2013:		10,245,000	27.47	57,159,486		281.4
2014:
01/01/14	01/31/14	1,768,000	28.06	58,927,486		49.6
03/01/14	03/21/14	106,079	27.04	59,033,565		2.9
Total first quarter		1,874,079	28.00			52.5

06/01/14	06/30/14	450,532	28.92	59,484,097		13.0
Total second quarter		450,532	28.92			13.0

Total purchased		59,484,097	$20.59		25,518,495	$1,225.0

(*) NYSE closing price of SCC common shares at June 30, 2014.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 82.5% as of June 30, 2014.

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

The activity of the plan in the six-month period ended June 30, 2014 and 2013 was as follows:

	2014	2013

Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(297,600)	(285,600)
Granted in the period	(12,000)	(12,000)
Total shares granted at June 30,	(309,600)	(297,600)

Remaining shares reserved	290,400	302,400

Parent Company common shares:

At June 30, 2014 and 2013 there were in treasury 72,078,019 and 77,832,273 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the six months ended June 30, 2014 and 2013, under the Employee Stock Purchase Plan and the unrecognized compensation expense as of June 30, 2014 and 2013 under this plan were as follows (in millions):

	2014	2013
Stock based compensation expense	$1.1	$1.1
Unrecognized compensation expense	$1.0	$3.1

The unrecognized compensation expense under this plan is expected to be recognized over the remaining six-month period.

The following table presents the stock award activity of the Employee Stock Purchase Plan for the six months ended June 30, 2014 and 2013:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2014	4,449,599	$1.16
Granted	—	—
Exercised	(58,663)	1.16
Forfeited	—	—
Outstanding shares at June 30, 2014	4,390,936	$1.16

Outstanding shares at January 1, 2013	6,955,572	$1.16
Granted	—	—
Exercised	(2,385,483)	1.16
Forfeited	(31,159)	1.16
Outstanding shares at June 30, 2013	4,538,930	$1.16

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

The stock based compensation expense for the six months ended June 30, 2014 and 2013, under the New Employee Stock Purchase Plan and the unrecognized compensation expense as of June 30, 2014 and 2013 under this plan were as follows (in millions):

	2014	2013
Stock based compensation expense	$0.1	$0.1
Unrecognized compensation expense	$2.4	$2.9

The unrecognized compensation expense under this plan is expected to be recognized over the remaining four year and six month period.

The following table presents the stock award activity of the New Employee Stock Purchase Plan for the six months ended June 30, 2013 and 2012:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2014	3,012,464	$2.05
Granted	—	—
Exercised	(669,157)	2.05
Forfeited	—	—
Outstanding shares at June 30, 2014	2,343,307	$2.05

Outstanding shares at January 1, 2013	2,944,742	$2.05
Granted	—	—
Exercised	(10,308)	2.05
Forfeited	(64,551)	2.05
Outstanding shares at June 30, 2013	2,869,883	$2.05

NOTE 12 — NON-CONTROLLING INTEREST:

The following table presents the non-controlling interest activity for the six months ended June 30, 2014 and 2013 (in millions):

	2014	2013
Balance as of January 1,	$28.2	$24.0
Net earnings	2.3	3.0
Dividend paid	(0.5)	(0.9)
Other	—	(0.1)
Balance as of June 30,	$30.0	$26.0

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of June 30, 2014 and December 31, 2013 (in millions):

	As of June 30, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt	$4,205.5	$4,495.3	$4,204.9	$4,088.8

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of June 30, 2014 and December 31, 2013:

	Fair Value at Measurement Date Using:				Fair Value at Measurement Date Using:
	Fair Value as of June 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Fair Value as of December	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)	31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
- Trading securities	$284.4	$284.4			$202.6	$202.6
- Available for sale debt securities:
Corporate bonds	0.4		$0.4		0.4		$0.4
Asset backed obligations	0.1		0.1		0.1		0.1
Mortgage backed securities	5.0		5.0		5.2		5.2

Accounts receivable:
- Derivatives — Not classified as hedges:
Provisionally priced sales:
Copper	99.7	99.7			53.9	53.9
Molybdenum	113.4	113.4	—	—	100.2	100.2	—	—
Total	$503.0	$497.5	$5.5	$—	$362.4	$356.7	$5.7	$—

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

NOTE 14 — SUBSEQUENT EVENTS:

Dividends:

On July 24, 2014 the Board of Directors authorized a quarterly dividend of 12 cents per share payable on August 28, 2014 to SCC shareholders of record at the close of business on August 15, 2014.

Tia Maria:

On August 1, 2014 the MINEM approved the Environmental Impact Assessment study for the Tia Maria project. The Company expects to start work on the project by the end of this year.  Please see Note 9, Commitments and Contingencies, other Contingencies, Tia Maria.

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

Outlook:  Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•          Changes in copper and molybdenum prices:  The average LME copper price was $3.14 per pound in the first half of 2014, 8.2% lower than in the first half of 2013. The average silver price in the first half of 2014 also decreased 24.5% from the average price in the first half of 2013. Meanwhile, average molybdenum and zinc prices in the first half of 2014 increased 5.9% and 5.7%, respectively, from the average prices in the first half of 2013. During the first half of 2014 per pound LME spot copper prices ranged from $2.92 to $3.37.  The LME spot price for copper closed at $3.15 per pound on June 30, 2014.

•            Sales structure: In the first half of 2014 approximately 76% of our revenue came from the sale of copper, 10% from molybdenum, 5% from silver, 4% from zinc and 5% from various other products, including gold, sulfuric acid and other materials.

•            Copper: During the second quarter of 2014, we have seen relative softness in copper prices, which have decreased by about 4% when compared to the first quarter of this year. Simultaneously however, we have been seeing the copper market’s future fundamentals improving positively. As of July 23, 2014, inventories at the three major warehouses (LME, COMEX and Shanghai) have decreased by 221,000 tons or 46% from their position at the beginning of 2014.

As we have indicated in the past, we believe copper demand is improving due, in large part, to the synchronized economic recovery of the United States, Europe and Japan, which together represent about 54% of the world GDP and consume directly about 31% of the world’s refined copper production.

Regarding the world’s main copper consumer, China, we believe that recent Chinese Strategic Reserve purchases as well as an expected copper demand rebound of this country for the second half of this year will support global copper demand growth in 2014.

On the supply side, we think that several structural factors, such as scrap scarcity, delays in projects startups, technical problems, labor unrest and other difficulties will continue to affect supply from new projects and existing operations, as well as scrap production.

As a consequence of these factors, we think there is now a small probability of a surplus market for 2014.

Molybdenum: Our most significant by-product, represented 10% of our sales in the first half of 2014. In the second quarter we saw a growing demand for molybdenum in Europe that has supported prices 35% higher than the first quarter of 2014. This price increase seems to be contrary with the outlook of higher supply due to a 10% worldwide growth coming from our Buenavista operation, as well as from Sierra Gorda, Toromocho and Caserones, among other projects.

Even though the current scenario for molybdenum prices is not positive, it is important to note that about 50% of the supply of this metal comes from primary or dedicated molybdenum mines, which have a cash cost in the range of $9-$12 per pound. This creates a natural barrier for the molybdenum market to adjust production volume and thereby protect low cost secondary molybdenum producers such as our Company.

Silver: Represented 5% of our sales in the first half of 2014. Silver prices averaged $20.04 per ounce in the first half of 2014, 24.5% lower than its price in the first half of 2013. We believe that silver prices will have strong support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty.

Zinc: Represented 4% of our sales in the first half of 2014. We also believe that zinc has very good long term fundamentals due to its significant industrial consumption and expected mine production shutdowns. In the last 12 months, zinc inventories have decreased significantly, improving this market´s fundamentals. We are expecting an increasing price scenario for zinc in the next few years.

•            Production: For 2014, we are expecting to produce 672,400 tons of copper from our mines. The construction of the new 120,000 ton capacity SX-EW III plant at Buenavista was completed and started commercial production this June. We expect it to be at full capacity by the end of the third quarter of 2014 and contribute to our 2014 production with 53,400 tons.

We expect to produce 22,000 tons of molybdenum in 2014, 10.6% more than our 2013 production and a new Company record.

We now expect to produce and sell 15 million ounces of silver and produce 82,000 tons of zinc in 2014. This is a reduction from our previous outlook, due to lower silver and zinc grades and some temporary disruptions at our zinc mines.

•            Cost: Our operating costs and expenses for the first half 2014 and 2013 were as follows ($ in millions):

			Variance
	2014	2013	$	%
Operating costs and expenses	$1,681.6	$1,692.9	$(11.3)	(0.7)%

The decrease was largely due to lower cost of sales, as result of a temporary build-up of copper inventory as well as lower sales of metal purchased from third parties.

•            Capital Investments. In the first six months of 2014, we spent $699.4 million on capital expenditures, which represents 106% of net income. We continue with the development of our capital expansion program which aims to increase copper production capacity by approximately 87% from 630,000 tons in 2013 to 1,175,000 tons by 2017.

•            Tax changes in Peru: On July 12, 2014, the Peruvian government enacted a new law with certain tax and administrative changes in order to promote investments in Peru. The law includes several tax and environmental changes that could positively affect our Company. Changes include providing more favorable terms for tax stability agreements for both new investments and for the inclusion of major expansions in these stability agreements.  In addition, these proposals cap interest accumulations on some contested assessments and penalties. Other provisions provide for more flexibility in the implementation of environmental regulations.

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

Earnings: The table below highlights key financial and operational data for our Company for the three and six months ended June 30, 2014 and 2013 (in millions, except per share amounts):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Variance	2014	2013	Variance
Net sales	$1,487	$1,410	$77	$2,842	$3,033	$(191)
Net income attributable to SCC	$337	$373	$(36)	$661	$868	$(207)
Earnings per share	$0.40	$0.44	$(0.04)	$0.79	$1.03	$(0.24)
Dividends per share	$0.10	$0.20	$(0.10)	$0.22	$0.44	$(0.22)
Pounds of copper sold	354	331	23	684	675	9

Net sales and net income in the first six months of 2014 were lower than in the first six months of 2013 by $191 million and $207 million, respectively. These decreases were mainly the result of lower prices for copper and silver, partially offset by increases in molybdenum and zinc prices. Silver and zinc sales volume decreased in the first six months of 2014 by 21.8% and 1.9%, respectively, compared with the first six months of 2013, this was partially offset by higher sales volume of copper 1.2% and molybdenum 21.4%.

Production: The table below highlights mine production data for our Company for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,				Six months ended June 30,
			Variance				Variance
	2014	2013	Volume	%	2014	2013	Volume	%
Copper (in million pounds)	364.5	325.1	39.4	12.1%	724.3	654.7	69.6	10.6%
Molybdenum (in million pounds)	12.8	9.9	2.9	29.6%	25.1	20.5	4.6	22.4%
Zinc (in million pounds)	36.4	59.6	(23.2)	(39.0)%	82.3	111.4	(29.1)	(26.1)%
Silver (in million ounces)	3.2	3.4	(0.2)	(4.7)%	6.6	6.5	0.1	1.7%

The table below highlights copper production data at each of our mines for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
	2014	2013	Volume	%	2014	2013	Volume	%
COPPER (in million pounds)
Toquepala	76.0	70.8	5.2	7.3%	151.0	140.4	10.6	7.6%
Cuajone	98.7	90.6	8.1	8.9%	198.1	178.8	19.3	10.8%
La Caridad	70.7	66.7	4.0	6.0%	139.6	132.9	6.7	5.0%
Buenavista	116.5	93.1	23.4	25.2%	230.0	195.2	34.8	17.8%
IMMSA	2.6	3.9	(1.3)	(34.6)%	5.6	7.4	(1.8)	(24.7)%
Total mined copper	364.5	325.1	39.4	12.1%	724.3	654.7	69.6	10.6%

Second quarter: Copper mine production in the second quarter of 2014 increased 12.1% to 364.5 million pounds compared with 325.1 million pounds in the second quarter of 2013. This increase was due to:

•                  Higher ore grades and recoveries at all our mines and higher production at the Buenavista mine due to the first commercial production of the new SX-EW III plant, which produced 1.7 million pounds,

•                  higher production at the Cuajone mine resulting from higher ore grades and the projects developed at this site,

•                  higher production at the Toquepala mine due to better ore grades and recoveries, and

•                  higher production at the La Caridad mine due to higher ore grades and recoveries, partially offset by

•                  lower production at IMMSA mines due to lower ore grades at each of their mines.

Molybdenum production increased 29.6% in the second quarter of 2014 compared to the second quarter of 2013 due to the contribution of 1.8 million pounds from the new Buenavista molybdenum plant and from higher production at our Peruvian mines, principally as a result of better grades.

Silver mine production decreased 4.7% in the second quarter of 2014 from the second quarter of 2013, principally as a result of lower production at our IMMSA mines, partially offset by an increase in production at the Buenavista mine and our Peruvian mines.

Zinc production decreased 39.0% in the second quarter of 2014 due to lower grades at all our IMMSA mines and lower production at the Charcas mine due to an accident that temporarily restricted production.

Six months: Copper mine production in the first six months of 2014 increased 10.6% to 724.3 million pounds compared with 654.7 million pounds in the same period of 2013. This increase was due to:

•                  Higher production at the Buenavista mine due to higher throughput at the concentrator and better ore grades and recoveries, as well as the first production from the new SX-EW III plant,

•                  higher production at the Cuajone mine resulting from higher throughput and higher ore grades from the HPGR production,

•                  higher production at the Toquepala mine due to better ore grades and recoveries, and

•                  higher production at the La Caridad mine due to better ore grades and recoveries, partially offset by

•                  lower production at IMMSA mines due to lower ore grades at all of their mines.

Molybdenum production increased 22.4% in the first six months of 2014 compared to the same period of 2013 due to our new Buenavista molybdenum plant´s contribution of 3.1 million pounds of molybdenum and higher production at our Peruvian mines, principally as a result of better grades.

Silver mine production had a slight increase of 1.7% in the first six months of 2014 from the same period of 2013, principally as a result of higher production at all our Peruvian mines and at the Buenavista mine, partially offset by lower production at the Charcas mine due to an incident that temporarily restricted production.

Zinc production decreased 26.1% in the first six months of 2014 due to lower grades at all our IMMSA mines and lower production at the Charcas mine due to an accident that temporarily restricted production.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash cost per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP.  A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading “Non-GAAP Information Reconciliation” on pages 44 - 45. We disclose operating cash cost per pound of copper produced, both without and with the inclusion of by-product revenues.

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

For further discussion please see our section of Operating cash costs in Part II, Item 7 of our Annual report on Form 10-K for the year ended December 31, 2013.

Our operating cash cost per pound of copper produced, with and without by-product revenues, is presented in the table below for the three and six months ended June 30, 2014 and 2013.

Operating cash cost per pound of copper produced (1)

(in millions, except cost per pound and percentages)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Variance				Variance
	2014	2013	Value	%	2014	2013	Value	%
Total operating cash cost without by-product revenues	$699.4	$633.5	$65.9	10.4%	$1,354.3	$1,243.3	$111.0	8.9%
Total by-products revenues	(374.3)	(303.9)	(70.4)	23.2%	(671.6)	(633.8)	(37.8)	6.0%
Total operating cash cost with by-products revenues	$325.1	$329.5	$(4.4)	(1.3)%	$682.7	$609.5	$73.2	12.0%
Total pounds of copper produced	352.9	316.9	36.0	11.4%	702.7	638.9	63.8	10.0%
Operating cash cost per pound without by-product revenues	$1.98	$2.00	$(0.02)	(1.0)%	$1.93	$1.95	$(0.02)	(1.0)%
Operating cash cost per pound with by-products revenues	$0.92	$1.04	$(0.12)	(11.5)%	$0.97	$0.95	$0.02	2.1%

(1)         This is a non-GAAP measure. Please see pages 44 - 45 for reconciliation to GAAP measure.

As seen on the table above, our cash cost without by-products revenues in the second quarter and the first six months of 2014 were two cents lower than in the same periods of 2013 mainly due to the diluting effect of higher production at all our open pit mines mainly from Buenavista. This increase production volume offset the cost inflation, which increased fuel, power, tires, reagents and other operating materials for our production process.

Our per pound cash cost for the three months ended June 30, 2014, when calculated with by-products revenues was 92 cents per pound compared with $1.04 per pound in the same period of 2013.  The decrease was largely attributable to the increase in molybdenum sales due to the higher production from the new Buenavista molybdenum plant and higher market price which increased by 24.5% in the second quarter 2014 compared with the same period of 2013.

In addition, our per pound cash cost for the six months ended June 30, 2014 when calculated with by-products revenues was 97 cents per pound compared with 95 cents per pound in the same period of 2013.  This increase of two cents per pound or 2.1% was result of lower by-products market prices except for molybdenum and zinc which partially offset the reduction together with an increase in molybdenum production.

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

We are subject to market risks arising from the volatility of copper and other metal prices.  For the remaining six months of 2014, assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$4.7	$14.7	$0.6	$5.1

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

Inflation and Exchange Rate Effect of the Peruvian Nuevo Sol and the Mexican Peso: Our functional currency is the U.S. dollar and our revenues are primarily denominated in U.S. dollars. Significant portions of our operating costs are denominated in Peruvian Nuevo sol and Mexican pesos.  Accordingly, when inflation and currency devaluation/appreciation of the Peruvian currency and Mexican currency occur, our operating results can be affected. In recent years we believe such changes have not had a material effect on our results and financial position. Please see Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for more detailed information.

Capital Investment Programs: We made capital investments of $375.6 million and $699.4 million for the three and six months ended June 30, 2014, compared with $385.5 million and $702.3 million in the comparable periods of 2013, respectively.  In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs.  We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if required.  All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Projects in Mexico:

Buenavista Projects: The new copper molybdenum concentrator has an annual production capacity of 188,000 tons of copper and 2,600 tons of molybdenum. In addition, the project will produce annually 2.3 million ounces of silver and 21,000 ounces of gold. The total capital budget of the project is $1,383.6 million and through June 30, 2014 has an 80.7% progress with an investment of $783.1 million. The project is expected to be completed in the first half of 2015. All major equipment is on site and 72.5% has been installed.

Regarding the mine equipment acquisition for the Buenavista expansion, through June 30, 2014 we have invested $510.8 million and have received 61 400-ton capacity trucks, seven shovels and eight drills required for the mine expansion.

The first copper cathode at our SX-EW III plant was produced in June. The first of three solvent extraction trains started operation, as well as 50% of our electro winning plant. Full capacity is expected to be reached by the end of the third quarter of 2014, with an annual production of 120,000 tons per year. The total capital budget for the project is $444 million of which we have invested 99% through June 30, 2014.

The crushing, conveying and spreading system for leachable ore project (Quebalix IV) will increase production by improving SX-EW copper recovery, reducing processing time and hauling costs. It has a crushing and conveying capacity of 80 million tons per year and is expected to be completed in the fourth quarter of 2015. The project has a 37.6% progress with an investment of $70.2 million out of the approved capital budget of $340 million. The mobile stacking conveyor and the overland conveyor contracts have been assigned.

The remaining projects to complete the $3.4 billion budgeted program include important investments in infrastructure (power lines and substations, water supply, tailings dam, mine equipment shops, internal roads and others).

Angangueo: The project is moving forward as scheduled to develop this underground polymetallic deposit in Michoacan, Mexico. With an estimated investment of $174.7 million, Angangueo includes a concentrator plant which will have an estimated average annual metal content production of 10,400 tons of copper and 7,000 tons of zinc in the first seven years. Over the life of the mine, average annual concentrate production is expected to contain 2.4 million ounces of silver and 1,500 ounces of gold. The project is scheduled to begin production in the first half of 2015. Through June 30, 2014 we have spent $22.7 million on the project. In the second quarter of 2014, we executed additional diamond drilling at the Descubridora vein in order to further define our ore reserves. In addition, we initiated the new environmental study for this project.

Projects in Peru:

Toquepala Projects:  Through June 30, 2014, we have invested a total $309.8 million on Toquepala projects. These projects include the construction of a new crusher and conveyor belt system to replace current mine rail haulage, which we expect will reduce annual operating cost.

Toquepala expansion project. On July 1, 2014, we received the comments from the authorities and stakeholders related to the EIA of the Toquepala concentrator expansion, which we expect to answer during the third quarter of 2014. We expect to receive the EIA approval by year end and continue developing this project. The Toquepala concentrator expansion will increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum.

Cuajone Projects: Through June 30, 2014, we have invested $38.3 million of a budget of $45 million on the HPGR project, which will produce a more finely crushed material. This project continues in the ramping up stage and we expect to reach full capacity during the third quarter 2014. The project will generate cost savings, improve copper recovery and reduce power consumption in the crushing process. Through June 2014, the implementation of the HPGR project and the variable cut-off ore grade project, implemented in 2013, has produced incremental production of approximately 13,000 tons of copper. When fully operational we expect an annual increment in copper production of 22,000 tons.

The project to improve slope stability at the south area of the Cuajone mine, will remove approximately 148 million tons of waste material, over a three-year period, in order to improve mine design without reducing current production level. The mine equipment acquired includes one shovel, five 400-ton capacity trucks, one drill and auxiliary equipment which will be reallocated to our mine operations once the project is finished. Besides preparing the mine for the future, this investment will avoid a reduction in average ore grade.  At June 30, 2014, we have invested $62.0 million of a total budget of $65.1 million.

Tia Maria project: we have responded to the comments raised by the governmental authorities and stakeholders and are waiting for the final approval of our EIA which we expect during the third quarter of 2014.  Once received, we will be able to move forward with this important project. For further developments please see Note 14.

This project will represent an investment of approximately $1.4 billion and will produce 120,000 tons of copper cathodes using state of the art technology which would be compliant with the highest international environmental and sustainable development standards.  The project is currently expected to generate 3,500 jobs during the construction phase.  When in operation, Tia Maria would directly employ 600 workers and indirectly another 2,000.  Through its expected twenty-years of life, the project related services would create significant business opportunities in the Arequipa region.

In addition, the Company intends to implement social responsibility programs in the Arequipa region similar to those established in the communities near its other operations in Peru.

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We are preparing bidding documents for the second stage that includes engineering and procurement to improve and increase the dam’s embankment. The project has a total budgeted cost of $66.0 million with $51.1 million invested through June 30, 2014.

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

El Arco: El Arco is a world class copper deposit in the central part of the Baja California peninsula, with ore reserves over 1.5 billion tons with an ore grade of 0.416% and 0.14 grams of gold per ton. In 2010, we concluded the feasibility study and an investment of $56.4 million was approved for land acquisition required for the project. This project, when developed, is expected to produce 190,000 tons of copper and 105,000 ounces of gold annually. Through June 30, 2014 we have invested $40.8 million on studies, exploration and land acquisition for the project. In 2014, we expect to continue investing in land acquisition and exploration. In addition, we will begin an engineering study to determine the best way to optimize the investment in the project.

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

RESULTS OF OPERATIONS

The following highlights our financial results for the three and six month periods ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
Net sales	$1,487.4	$1,410.2	$77.2	$2,841.8	$3,033.2	$(191.4)
Operating costs and expenses	(890.2)	(843.8)	(46.4)	(1,681.6)	(1,692.9)	11.3
Operating income	597.2	566.4	30.8	1,160.2	1,340.3	(180.1)
Non-operating income (expense)	(38.9)	(29.6)	(9.3)	(79.3)	(75.7)	(3.6)
Income before income taxes	558.3	536.8	21.5	1,080.9	1,264.6	(183.7)
Income taxes	(225.8)	(167.8)	(58.0)	(429.9)	(406.8)	(23.1)
Equity earnings of affiliate	5.9	5.1	0.8	11.9	13.3	(1.4)
Net income attributable to non-controlling interest	(1.1)	(1.4)	0.3	(2.3)	(3.0)	0.7
Net income attributable to SCC	$337.3	$372.7	$(35.4)	$660.6	$868.1	$(207.5)

NET SALES

Net sales for the second quarter 2014 increased by $77.2 million, compared with the second quarter of 2013. The 5.5% increase in sales was principally due to the higher copper and molybdenum sales volume and higher molybdenum and zinc prices, partially offset by lower zinc and silver sales volume and lower copper and silver prices.

Net sales in the first six months of 2014 decreased by $191.4 million compared with the first six months of 2013.  The 6.3% decrease was mainly the result of lower copper and silver prices and lower silver and zinc sales volume, partially offset by higher copper and molybdenum sales volume and higher molybdenum and zinc prices.

The table below outlines the average published market metals prices for our metals for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Copper ($ per pound — LME)	$3.08	$3.24	(4.9)%	$3.14	$3.42	(8.2)%
Copper ($ per pound — COMEX)	$3.10	$3.25	(4.6)%	$3.17	$3.43	(7.6)%
Molybdenum ($ per pound) (1)	$13.45	$10.80	24.5%	$11.69	$11.04	5.9%
Zinc ($ per pound — LME)	$0.94	$0.83	13.3%	$0.93	$0.88	5.7%
Silver ($ per ounce —COMEX)	$19.62	$23.10	(15.1)%	$20.04	$26.56	(24.5)%

(1)               Platt´s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Copper	75.1%	77.6%	76.4%	77.4%
Molybdenum	11.9%	6.5%	10.4%	6.4%
Silver	4.8%	7.0%	4.7%	7.6%
Zinc	3.5%	3.6%	3.7%	3.3%
Other by-products	4.7%	5.3%	4.8%	5.3%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Copper Sales (million pounds)	2014	2013	Variance	2014	2013	Variance
Refined	213.5	198.9	14.6	395.9	394.8	1.1
SX-EW	51.8	52.3	(0.5)	97.3	100.2	(2.9)
Rod	73.8	72.3	1.5	142.6	143.6	(1.0)
Concentrates and other	14.5	7.1	7.4	47.8	36.6	11.2
Total	353.6	330.6	23.0	683.6	675.2	8.4

OPERATING COSTS AND EXPENSES

The table below summarized the production cost structure by major components for the three and six months ended June 30, 2014 and 2013 as a percentage of total production cost:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Power	18.0%	19.9%	19.0%	20.2%
Labor	14.1%	16.5%	14.2%	16.1%
Fuel	16.4%	14.4%	16.5%	14.4%
Maintenance	15.8%	15.7%	15.1%	15.7%
Operating material	18.6%	17.9%	18.7%	18.2%
Other	17.1%	15.6%	16.5%	15.4%
Total	100.0%	100.0%	100.0%	100.0%

Second quarter: Operating costs and expenses were $890.2 million in the second quarter of 2014, compared with $843.8 million in the comparable period of 2013.  The increase of $46.4 million was primarily due to:

Operating cost and expenses for the second quarter 2013	$843.8
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion), mainly due to higher fuel and power cost, partially offset by lower costs of metals purchased from third parties and lower inventory consumption,	15.4
• higher depreciation, amortization and depletion mainly at our Mexican operations as a result of the acquisition of mine equipment and the start-up of some projects, including the Quebalix III project and	22.6
• higher exploration expenses mainly at Ecuador, Argentina and at our Peruvian operations.	10.5
Less:
• Lower administrative expenses.	(2.1)
Operating cost and expenses for the second quarter 2014	$890.2

Six months: Operating costs and expenses were $1,681.6 million in the six months ended June 30, 2014, compared with $1,692.9 million in the comparable period of 2013.  The decrease of $11.3 million was primarily due to:

Operating cost and expenses for the six months 2013	$1,692.9
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower inventory consumption and lower cost of metals purchased from third parties, partially offset by higher production cost and	(65.5)
• lower administrative expenses.	(2.9)
Plus:
• Higher depreciation, amortization and depletion mainly at our Mexican operations as a result of the acquisition of mine equipment and the start-up of some projects, including the new molybdenum and SX-EW plants and the Quebalix III all at the Buenavista mine and	42.4
• higher exploration expenses mainly at Ecuador, Argentina and at our Peruvian operations.	14.7
Operating cost and expenses for the six months 2014	$1,681.6

NON-OPERATING INCOME (EXPENSES)

Non-operating income and expense were an expense of $38.9 million and $79.3 million in the three and six month periods ended June 30, 2014, respectively, compared to an expense of $29.6 million and $75.7 million in the comparable periods of 2013.

Second quarter: The $9.3 million increase in non-operating expense in the second quarter of 2014 is principally due to:

•                  $  6.1 million of higher other expenses mainly at our Peruvian operations and

•                  $ 13.5 million of higher capitalized interest, partially offset by

•                  $(16.5) million from the return in 2013 of funds from Coimolache expensed during the exploration stage of the Tantahuatay mine.

Six months: The increase of $3.6 million in non-operating expense in the first six months of 2014 is principally due to:

•                  $11.3 million of higher other expenses mainly at our Peruvian operations and

•                  $25.8 million of higher capitalized interest mainly at our Mexican operations due to higher capital investment at the Buenavista mine, partially offset by

•                  $(16.5) million from the partially return of funds in 2013 from Coimolache spent during the exploration stage of the Tantahuatay mine.

INCOME TAXES

	Six months ended June 30,
	2014	2013
Provision for income taxes (in millions)	$429.9	$406.8
Effective income tax rate	39.8%	32.2%

These provisions include income taxes for Peru, Mexico and the United States.  The increase in the effective tax rate for the first half of 2014 from the same period in the prior year is primarily due to the new Mexican royalty tax instituted for 2014, which added 4.7% to the first six months effective tax rate.  Other items that added to the increase in the effective tax rate are taxes allocable to dividends from Mexico which are taxed at a higher rate, the effect of capitalization of interest expense and the effect of the deduction for percentage depletion for U.S. tax purposes.

Royalty mining charge:

Peruvian operations: In 2011, the Peruvian congress approved an amendment to the mining royalty charge.  The new mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12%, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales; those amounts assessed against operating income are included in the income tax provision. We have accrued $14.4 million and $17.7 million of royalty charge in the first six months of 2014 and 2013, respectively, of which $2.1 million and $5.0 million, respectively, were included in income taxes.

Mexican Operations: In December 2013, the Mexican government enacted a new law which, among other things, established a mining royalty charge of 7.5% on taxable EBITDA and an additional royalty charge of 0.5% on net sales value of gold, silver and platinum.  These charges became effective January 2014 and we have accrued $46.6 million of royalty taxes as part of the income tax provision for the first half of 2014.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
Copper Sales (million pounds):	2014	2013	Value	%	2014	2013	Value	%
Peruvian operations	167.4	157.5	9.9	6.3%	334.5	319.7	14.8	4.6%
Mexican open-pit	186.2	173.1	13.1	7.6%	349.1	355.5	(6.4)	(1.8)%
Mexican IMMSA unit	4.4	4.7	(0.3)	(6.4)%	8.5	9.4	(0.9)	(9.6)%
Other and intersegment elimination	(4.4)	(4.7)	0.3	(6.4)%	(8.5)	(9.4)	0.9	(9.6)%
Total	353.6	330.6	23.0	6.9%	683.6	675.2	8.4	1.2%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and six month periods ended June 30, 2014 and 2013:

By-product Sales (in million pounds	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
except silver – in million ounces)	2014	2013	Value	%	2014	2013	Value	%
Peruvian operations
Molybdenum contained in concentrates	4.7	3.8	0.9	24.8%	9.5	7.2	2.3	31.9%
Silver	0.9	0.9	—	—	1.6	1.7	(0.1)	(4.2)%

Mexican open-pit
Molybdenum contained in concentrates	8.1	6.1	2.0	32.4%	15.5	13.4	2.1	15.7%
Silver	2.0	2.7	(0.7)	(25.9)%	3.6	5.6	(2.0)	(36.3)%

Mexican IMMSA unit
Zinc — refined and in concentrate	51.9	55.9	(4.0)	(7.9)%	105.6	107.6	(2.0)	(1.9)%
Silver	1.2	1.3	(0.1)	(2.6)%	2.6	2.4	0.2	9.5%

Other and intersegment elimination
Silver	(0.5)	(0.5)	—	—	(1.0)	(1.0)	—	—

Total by-product sales
Molybdenum contained in concentrates	12.8	9.9	2.9	29.5%	25.0	20.6	4.4	21.0%
Zinc — refined and in concentrate	51.9	55.9	(4.0)	(7.9)%	105.6	107.6	(2.0)	(1.9)%
Silver	3.6	4.4	(0.8)	(16.2)%	6.8	8.7	(1.9)	(21.6)%

Sales Value per Segment:

	Three Months Ended June 30, 2014
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$588.7	$10.6	$529.2	$(10.9)	$1,117.6
Molybdenum	114.6	—	62.9	—	177.5
Zinc	—	51.6	—	—	51.6
Silver	39.7	23.1	17.9	(9.1)	71.6
Other	29.3	24.6	17.6	(2.4)	69.1
Total	$772.3	$109.9	$627.6	$(22.4)	$1,487.4

	Three Months Ended June 30, 2013
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$573.0	$13.7	$520.9	$(13.7)	$1,093.9
Molybdenum	57.0	—	34.2	—	91.2
Zinc	—	50.2	—	—	50.2
Silver	60.4	27.3	21.1	(9.7)	99.1
Other	33.7	24.2	19.9	(2.0)	75.8
Total	$724.1	$115.4	$596.1	$(25.4)	$1,410.2

	Six Months Ended June 30, 2014
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,106.8	$22.4	$1,063.6	$(22.7)	$2,170.1
Molybdenum	187.4	—	108.1	—	295.5
Zinc	—	104.7	—	—	104.7
Silver	70.7	49.9	32.1	(18.0)	134.7
Other	55.4	53.4	34.1	(6.1)	136.8
Total	$1,420.3	$230.4	$1,237.9	$(46.8)	$2,841.8

	Six Months Ended June 30, 2013
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,236.6	$28.7	$1,111.7	$(28.7)	$2,348.3
Molybdenum	129.2	—	66.1	—	195.3
Zinc	—	100.8	—	—	100.8
Silver	148.8	60.4	44.4	(24.0)	229.6
Other	72.1	47.4	44.4	(4.7)	159.2
Total	$1,586.7	$237.3	$1,266.6	$(57.4)	$3,033.2

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Mexico	$379.1	$400.3	$718.0	$847.2
United States	304.1	297.4	580.9	643.8
Asia	233.8	156.0	494.4	431.8
Europe	215.3	252.5	401.6	470.0
Chile	136.4	86.2	228.8	183.1
Brazil	100.9	116.9	200.7	236.5
Peru	75.8	68.9	146.8	167.8
Other countries	42.0	32.0	70.6	53.0
Total	$1,487.4	$1,410.2	$2,841.8	$3,033.2

Peruvian Operations:

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian operations segment, for the three and six months ended June 30, 2014 and 2013 (in millions):

	Second Quarter		Variance		Six Months		Variance
(in millions)	2014	2013	Value	%	2014	2013	Value	%
Net sales	$627.6	$596.1	$31.5	5.3%	$1,237.9	$1,266.6	$(28.7)	(2.3)%
Operating costs and expenses	(412.5)	(375.5)	(37.0)	9.9%	(795.9)	(744.5)	(51.4)	6.9%
Operating income	$215.1	$220.6	$(5.5)	(2.5)%	$442.0	$522.1	$(80.1)	(15.3)%

Second quarter:  Net sales in the second quarter of 2014 were $627.6 million, compared with $596.1 million in the second quarter of 2013.  The increase of $31.5 million was primarily the result of higher copper, molybdenum and silver sales volume, partially offset by lower prices.

Operating costs and expenses in the second quarter of 2014 increased by $37.0 million to $412.5 million from $375.5 million in the second quarter of 2013, primarily due to:

Operating cost and expenses for the second quarter 2013	$375.5
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher production cost and higher inventory consumption, partially offset by lower worker´s participation,	29.5
• higher depreciation, amortization and depletion mainly due to the acquisition of mine equipment and	6.2
• higher exploration expenses.	3.3
Less:
• Lower selling, general and administrative expenses.	(2.0)
Operating cost and expenses for the second quarter 2014	$412.5

Six months: Net sales in the first six months of 2014 were $1,237.9 million, compared with $1,266.6 million in the first six months of 2013.  The decrease of $28.7 million was mainly the result of lower prices for copper and silver, partially offset by higher sales volume of copper and molybdenum.  Copper sales volume increased by 14.8 million pounds and molybdenum by 2.3 million pounds.

Operating costs and expenses in the first six months of 2014 increased by $51.4 million to $795.9 million from $744.5 million in the first six months of 2013, primarily due to:

Operating cost and expenses for the six months 2013	$744.5
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher production cost and higher inventory consumption partially offset by lower workers participation,	39.5
• higher depreciation, amortization and depletion due to the acquisition of mine equipment and other assets, and	12.0
• higher exploration expenses	2.8
Less:
• Lower selling, general and administrative expenses.	(2.9)
Operating cost and expenses for the six months 2014	$795.9

Mexican Open-pit Operations:

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open-pit operations segment for the three and six months ended June 30, 2014 and 2013 (in millions):

	Second quarter		Variance		Six Months		Variance
(in millions)	2014	2013	Value	%	2014	2013	Value	%
Net sales	$772.3	$724.1	$48.2	6.7%	$1,420.3	$1,586.7	$(166.4)	(10.5)%
Operating costs and expenses	(376.8)	(390.0)	13.2	(3.4)%	(670.4)	(820.6)	150.2	(18.3)%
Operating income	$395.5	$334.1	$61.4	18.4%	$749.9	$766.1	$(16.2)	(2.1)%

Second quarter: Net sales in the second quarter of 2014 were $772.3 million, compared to $724.1 million in the second quarter of 2013.  The increase of $48.2 million was due to higher copper and molybdenum sales volume and higher molybdenum and zinc prices, partially offset by lower copper and silver sales prices and lower silver sales volume. Copper and molybdenum sales volume increased by 13.1 million pounds and 2.0 million pounds, respectively, while silver sales volume decreased by 0.7 million ounces.

Operating costs and expenses in the second quarter of 2014 decreased by $13.2 million from the comparable 2013 period, primarily due to:

Operating cost and expenses for the second quarter 2013	$390.0
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower cost of material purchased from third parties and lower inventory consumption, partially offset by, higher production cost.	(24.9)
Plus:
• Higher depreciation, amortization and depletion mainly due to the start-up of the molybdenum and SX-EW plants at the Buenavista mine and other equipment placed in service.	11.7
Operating cost and expenses for the second quarter 2014	$376.8

Six months:  Net sales in the first six months of 2014 were $1,420.3 million, compared to $1,586.7 million in the first six months of 2013.  The decrease of $166.4 million was due to lower copper and silver prices and sales volume, partially offset by higher molybdenum sales volumes and prices. Copper sales volume decreased 6.4 million pounds and silver decreased 2.0 million ounces while molybdenum sales volume increased by 2.1 million pounds.

Operating costs and expenses in the first six months of 2014 decreased by $150.2 million from the comparable 2013 period, primarily due to:

Operating cost and expenses for the six months 2013	$820.6
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) due to lower metal purchased from third parties and lower inventory consumption partially offset by higher production cost and higher workers participation and	(176.1)
• lower selling, general, administrative and exploration expenses.	(0.2)
Plus:
• Higher depreciation, amortization and depletion due to the start-up of the molybdenum and SX-EW plant at Buenavista and other equipment placed in service.	26.1
Operating cost and expenses for the six months 2014	$670.4

Mexican Underground Operations (IMMSA):

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the three and six months ended June 30, 2014 and 2013 (in millions):

	Second Quarter		Variance		Six Months		Variance
(in millions)	2014	2013	Value	%	2014	2013	Value	%
Net sales	$109.9	$115.4	$(5.5)	(4.8)%	$230.4	$237.3	$(6.9)	(2.9)%
Operating costs and expenses	(102.2)	(106.0)	3.8	(3.6)%	(203.2)	(195.7)	(7.5)	3.8%
Operating income	$7.7	$9.4	$(1.7)	(18.1)%	$27.2	$41.6	$(14.4)	(34.6)%

Second quarter: Net sales decreased by $5.5 million to $109.9 million in the second quarter of 2014 from $115.4 million in the second quarter of 2013.  The decrease of 4.8% was primarily due to lower copper, zinc and silver sales volume and lower metal prices for copper and silver, partially offset by higher zinc prices.

Operating costs and expenses in the second quarter of 2014 decreased by $3.8 million from the comparable 2013 period.  This decrease was primarily due to:

Operating cost and expenses for the second quarter 2013	$106.0
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion).	(5.3)
Plus:
• Higher depreciation, amortization and depletion mainly due to the acquisition of equipment and	0.7
• higher exploration expenses.	0.8
Operating cost and expenses for the second quarter 2014	$102.2

Six months: Net sales in the first six months of 2014 were $230.4 million, compared to $237.3 million in the same period of 2013.  This decrease of $6.9 million in net sales was primarily due to lower zinc and copper sales volume partially offset by higher zinc price. Zinc and copper sales volume decreased by 2.0 million and 0.9 million pounds, respectively.

Operating costs and expenses in the first six months of 2014 increased by $7.5 million from the comparable 2013 period.  This increase was primarily due to:

Operating cost and expenses for the six months 2013	$195.7
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metal purchased from third parties and inventory consumption partially offset by, lower production cost and lower workers participation and	6.1
• higher depreciation, amortization and depletion due to the acquisition of mine equipment and other assets.	1.8
Less:
• Lower exploration expenses and	(0.3)
• lower selling, general and administrative expenses.	(0.1)
Operating cost and expenses for the six months 2014	$203.2

Intersegment Eliminations and Adjustments:

The addition of the segments net sales, operating costs and expenses and operating income discussed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account.  Please see Note 10 — “Segments and related information” of the condensed consolidated financial statements.

CASH FLOW

The following table shows the cash flow for the six months ended June 30, 2014 and 2013 (in millions):

	2014	2013	Variance
Net cash provided from operating activities	$683.5	$896.9	$(213.4)
Net cash used in investing activities	$(776.1)	$(946.6)	$170.5
Net cash used in financing activities	$(248.6)	$(441.7)	$193.1

Net cash provided from operating activities:

The six months ended June 30, 2014 and 2013 change in operating activities include (in millions):

	2014	2013	Variance
Net income	$663.0	$871.1	$(208.1)
Depreciation, amortization and depletion	226.5	184.1	42.4
Provision (benefit) for deferred income taxes	(56.8)	10.7	(67.5)
Other adjustments to net income	(12.8)	5.6	(18.4)
Operating assets and liabilities	(136.4)	(174.6)	38.2
Net cash provided from operating activities	$683.5	$896.9	$(213.4)

Six months ended June 30, 2014: In the first six months of 2014 net income was $663.0 million, approximately 97.0% of the net operating cash flow.  Significant items (deducted from), or added to net income, to arrive at operating cash flow included:

•                  $226.5 million of depreciation, amortization and depletion and

•                  $(56.8) million for deferred income tax benefit.

In addition, in the first six months of 2014 an increase in operating assets and liabilities reduced operating cash flow by $136.4 million and included:

•                  A decrease in cash of $49.9 million for an increase in accounts receivable value principally due to higher copper and molybdenum sales volume and higher molybdenum and zinc prices,

•                  A decrease in cash of $160.7 million from an increase in inventory primarily due to an increase of $100 million in long-term leachable material inventory, mainly at our Buenavista mine,

•                  An increase in cash due to higher accounts payable and accrued liabilities of $42.1 million was primarily due to higher income tax provision and

•                  The increase in other assets and liabilities of $32.2 million was primarily due to $26.6 million of increase in asset retirement obligations.

Six months ended June 30, 2013: In the first six months of 2013 net income was $871.1 million, approximately 97.1% of the net operating cash flow.  Significant items (deducted from), or added to net income, to arrive at operating cash flow included:

•                  $184.1 million of depreciation, amortization and depletion,

•                  $10.7 million for deferred tax provision and

•                  $11.1 million of currency translation loss.

In addition, in the first six months of 2013 an increase in operating assets and liabilities reduced operating cash flow by $174.6 million and included:

•                  An increase in cash of $181.0 million from a reduction in accounts receivable, principally due to lower prices.

•                  A decrease in cash of $63.6 million for an increase in inventory which was primarily due to an increase in long-term leachable material inventory, mainly at our Buenavista mine,

•                  A decrease in cash of $187.9 million resulting from a decrease in accounts payable and accrued liabilities, primarily due to the income tax and workers’ participation payments as well as lower accrual due to the decrease in earnings and

•                  A decrease in cash of $104.0 million resulting from an increase in other assets and liabilities, primarily due to $53.9 million of prepaid labor costs related to the new Peruvian collective bargain agreements and $42.8 million of other prepaid expenses.

Net cash used in investing activities:

Six months ended June 30, 2014:  Net cash used for investing activities in the first six months of 2014 included $699.4 million for capital expenditures.  The capital expenditures included:

•                  $544.0 million of investments at our Mexican operations:

•                  $227.3 million for the new Buenavista concentrator,

•                  $69.1 million for the SX-EW III project,

•                  $30.7 million for new projects infrastructure,

•                  $16.3 million for the Quebalix IV project,

•                  $18.3 million at our IMMSA unit, and

•                  $182.3 million for various other replacement expenditures.

•                  $155.4 million of investments at our Peruvian operations:

•                  $21.3 million for the Toquepala projects,

•                  $6.7 million for the Cuajone projects, and

•                  $127.4 million for various other replacement expenditures.

The first six months of 2014 investment activities included a net purchase of short-term investments of $81.6 million.

Six months ended June 30, 2013: Net cash used for investing activities in the first six months of 2013 included $702.3 million for capital expenditures.  The capital expenditures included:

•                  $599.1 million of investments at our Mexican operations:

•                  $135.5 million for the Buenavista mine equipment,

•                  $145.3 million for the new Buenavista concentrator,

•                  $71.4 million for the SX-EW III project,

•                  $13.1 million for the new molybdenum plant at Buenavista,

•                  $31.4 million at our IMMSA unit, and

•                  $202.4 million for various other replacement expenditures

•                  $103.2 million of investments at our Peruvian operations:

•                  $25.9 million for the Toquepala projects,

•                  $  6.1 million for the Cuajone projects and

•                  $71.2 million for various other replacement expenditures.

The first six months of 2013 investment activities also included a net purchase of short-term investments of $258.6 million and $13.3 million received from a loan to MGE.

Net cash used in financing activities:

Net cash used for financing activities in the first six months of 2014 was $248.6 million, compared with $441.7 million in the first six months of 2013.  The first six months of 2014 included a dividend distribution of $183.4 million, compared with a distribution of $372.0 million in the 2013 period.  Also, the first six months of 2014 included the purchase of 2.3 million of our common shares at a cost of $65.5 million, compared with a repurchase in the 2013 period of 2.2 million shares of our common shares at a cost of $64.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Dividends:

On May 8, 2014, we paid a quarterly dividend of 10 cents per share, totaling $83.3 million.  On July 24, 2014, our Board of Directors authorized a quarterly dividend of 12 cents per share, expected to total $100 million, to be paid on August 28, 2014 to SCC shareholders of record at the close of business on August 15, 2014.

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

Contractual Obligations:

The following information updates our significant contractual obligations disclosed in Part II, Item 7 of our Annual report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on February 27, 2014:

We have a commitment to purchase power for our Peruvian operations from Enersur through April 2017.  In June 2014, we signed a power purchase agreement for 120MWh with the state company Electroperu S.A., under which Electroperu S.A. will supply energy for our Peruvian operations for twenty years starting on April 17, 2017 and ending on April 30, 2037. Also in July 2014, we signed a power purchase agreement for 120MWh with a private power generator Kallpa, under which Kallpa will supply energy for our Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027.

Also, we have a commitment to purchase power for our Mexican operations from MGE, a subsidiary of Grupo Mexico through 2032. See Note 13 “Commitment and Contingencies.”

As a result of the new Peruvian agreements, our contractual obligations to purchase energy increases as follows: 2017 - $511.7 million, 2018 - $454.7 million, 2019 and thereafter — $7,741.2 million.  Amounts are based on our long-term estimated power costs, which are subject to change as energy generation costs change and our forecasted power requirements through the life of the agreements change.

Capital expenditure projects include committed purchase orders and executed contracts principally for our Mexican projects at the Buenavista mine.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost:

Following is a reconciliation of “Operating Cash Cost” (see page 31-32) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our condensed consolidated statement of earnings, in millions of dollars and dollars per pound in the table below.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$726.6	$2.06	$711.2	$2.24	$1,368.5	$1.95	$1,434.0	$2.25
Add:
Selling, general and administrative	25.4	0.07	27.5	0.09	49.9	0.07	52.8	0.08
Sales premiums, net of treatment and refining charges	(5.2)	(0.02)	(8.9)	(0.03)	(9.4)	(0.01)	(14.6)	(0.02)
Less:
Workers’ participation	(50.7)	(0.14)	(55.0)	(0.17)	(103.8)	(0.15)	(109.9)	(0.17)
Cost of metal purchased from third parties	(28.5)	(0.08)	(52.6)	(0.17)	(70.4)	(0.10)	(119.5)	(0.19)
Royalty charge and other, net	(19.2)	(0.05)	(12.8)	(0.04)	(30.7)	(0.04)	(43.5)	(0.07)
Inventory change	51.0	0.14	24.1	0.08	150.2	0.21	44.0	0.07
Operating Cash Cost Without by-products revenues	$699.4	$1.98	$633.5	$2.00	$1,354.3	$1.93	$1,243.3	$1.95
Add:
By-product revenues (1)	(371.0)	(1.05)	(298.7)	(0.94)	(666.0)	(0.95)	(624.2)	(0.98)
Net revenue on sale of metal purchased from third parties	(3.3)	(0.01)	(5.2)	(0.02)	(5.6)	(0.01)	(9.6)	(0.02)
Total by-product revenues	(374.3)	(1.06)	(303.9)	(0.96)	(671.6)	(0.96)	(633.8)	(1.00)

Operating cash cost, with by-product revenues	$325.1	$0.92	$329.5	$1.04	$682.7	$0.97	$609.5	$0.95

Total pounds of copper produced (in millions)	352.9		316.9		702.7		638.9

(1)              By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Molydenum	$(187.8)	$(0.53)	$(96.6)	$(0.31)	$(312.5)	$(0.44)	$(207.8)	$(0.33)
Silver	(65.2)	(0.19)	(79.0)	(0.25)	(117.3)	(0.17)	(168.2)	(0.26)
Zinc	(51.9)	(0.15)	(50.5)	(0.16)	(104.7)	(0.15)	(101.1)	(0.16)
Sulfuric Acid	(32.6)	(0.09)	(36.7)	(0.12)	(64.0)	(0.09)	(76.4)	(0.12)
Gold and others	(33.5)	(0.09)	(35.9)	(0.10)	(67.5)	(0.10)	(70.7)	(0.11)
Total	$(371.0)	$(1.05)	$(298.7)	$(0.94)	$(666.0)	$(0.95)	$(624.2)	$(0.98)

IMPACT OF NEW ACCOUNTING STANDARDS

On May 28, 2014, the FASB released the ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606). The objective of the new revenue standard is to provide a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets.

The core principle of the standard is that the Company should recognize revenue to represent the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The Company should apply the following five steps to achieve the core principle:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations (promises) in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the Company satisfies a performance obligation.

The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. Additionally, the Company should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

This revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company should apply the amendments in this Update using either one of these two methods: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining six months of 2014, assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Change in net earnings (in millions)	$4.7	$14.7	$0.6	$5.1

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by exchange rate variances of the nuevo sol or the peso, resulting in a re-measurement loss or gain in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Peru:
Peruvian inflation rate	0.8%	0.7%	2.2%	1.7%

Initial exchange rate	2.809	2.589	2.796	2.551
Closing exchange rate	2.796	2.783	2.796	2.783
Appreciation/(devaluation)	0.5%	(7.5)%	—	(9.1)%

Mexico:
Mexican inflation rate	(0.3)%	(0.3)%	1.1%	1.3%

Initial exchange rate	13.084	12.355	13.077	13.010
Closing exchange rate	13.032	13.024	13.032	13.024
Appreciation/(devaluation)	0.4%	(5.4)%	0.3%	(0.1)%

Change in monetary position:

Assuming an exchange rate variance of 10% at June 30, 2014 we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect on net earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. nuevo sol	$(12.2)
Devaluation of 10% in U.S. dollar vs. nuevo sol	14.9
Appreciation of 10% in U.S. dollar vs. Mexican peso	(36.0)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$44.0

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

At June 30, 2014, we have recorded provisionally priced sales of 31.3 million pounds of copper, at an average forward price of

$3.19 per pound.  Also we have recorded provisionally priced sales of 8.5 million pounds of molybdenum at the June 30, 2014 market price of $13.30 per pound.  These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.  See Note 5 to our condensed consolidated financial statements.

Provisional sales price adjustments included in accounts receivable and net sales at June 30, 2014 represented positive effects of $3.5 million for copper and $3.1 for molybdenum.

Short-term Investment:

Short-term investments were as follows ($ in millions):

	At June 30, 2014	At December 31, 2013
Trading securities	$284.4	$202.6
Weighted average interest rate	1.80%	3.78%

Available for sale	$5.5	$5.7
Weighted average interest rate	0.41%	0.42%
Total	$289.9	$208.3

Trading securities: consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others.  We have the intention to sell these bonds in the short-term.

Available for sale investments consist of securities issued by public companies.  Each security is independent of the others and at June 30, 2014 and December 31, 2013, included corporate bonds and asset and mortgage backed obligations.  As of June 30, 2014 and December 31, 2013, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments we earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also we redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments (in millions):

	Three months ended				Six months ended
	June 30,				June 30,
	2014		2012		2014		2012
Trading securities:
Interest earned	$1.1		$1.4		$2.5		$2.0
Unrealized gain (loss) at the end of the period	$1.7		$3.4		$1.7		$3.4

Available for sale:
Interest earned	(*	)	(*	)	(*	)	(*	)
Investment redeemed	$0.2		$0.4		$0.2		$0.4

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2014, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2014, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of June 30, 2014, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013 and cash flows for the six-month periods ended June 30, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southern Copper Corporation and subsidiaries as of December 31, 2013, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Miguel Angel Andrade Leven

Mexico City, Mexico

August 5, 2014

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

The information provided in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on February 27, 2014.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

SCC share repurchase program:

In 2008, the Company´s Board of Directors authorized a $500 million share repurchase program. On July 28, 2011 our Board of Directors authorized an increase of the share repurchase program to $1.0 billion and on October 17, 2013, our Board of Directors authorized an additional increase to $2 billion.  Pursuant to this program, the Company purchased common stock as shown in the table below.  These shares will be available for general corporate purposes.  The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

Period		Total Number of	Average Price Paid	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under	Total Cost
From	To	Shares Purchased	per Share	Announced Plan	the Plan @ $30.37 (*)	($ in millions)
2008:		28,510,150	$13.49	28,510,150		$384.7
2009:		4,912,000	14.64	33,422,150		71.9
2010:		15,600	29.69	33,437,750		0.5
2011:		9,034,400	30.29	42,472,150		273.7
2012:		4,442,336	33.17	46,914,486		147.3
2013:		10,245,000	27.47	57,159,486		281.4
2014:
01/01/14	01/31/14	1,768,000	28.06	58,927,486		49.6
03/01/14	03/21/14	106,079	27.04	59,033,565		2.9
Total first quarter		1,874,079	28.00			52.5

06/01/14	06/30/14	450,532	28.92	59,484,097		13.0
Total second quarter		450,532	28.92			13.0

Total purchased		59,484,097	$20.59		25,518,495	$1,225.0

(*) NYSE closing price of SCC common shares at June 30, 2014.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 82.5% as of June 30, 2014.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2014 and 2013; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iii) the Condensed Consolidated Balance Sheet at June 30, 2014 and December 31, 2013; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2014 and 2013; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

August 5, 2014

/s/ Raul Jacob
Raul Jacob
Vice President, Finance and Chief Financial Officer

August 5, 2014

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2014 and 2013; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iii) the Condensed Consolidated Balance Sheet at June 30, 2014 and December 31, 2013; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2014 and 2013; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.