Form 10-Q
period 2014-09-30
SOUTHERN COPPER CORP/
filed 2014-10-31
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

As of October 29, 2014 there were outstanding 818,167,302 shares of Southern Copper Corporation common, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.
Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2014 and 2013	3

	Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013	4

	Condensed Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013	5

	Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2014 and 2013	6

	Notes to Condensed Consolidated Financial Statements	7-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-45

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	46-47

Item 4.	Controls and procedures	48

	Report of Independent Registered Public Accounting Firm	49

Part II. Other Information:

Item 1.	Legal Proceedings	50

Item 1A.	Risk factors	50

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	50

Item 4.	Mine Safety Disclosures	51

Item 6.	Exhibits	51-52

	Signatures	53

	List of Exhibits	54-55

Exhibit 15	Independent Accountants’ Awareness Letter	56

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	57

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	58

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	59

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	60

Exhibit 101

Financial statements for the three and nine months ended September 30, 2014 Formatted in XBRL: (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

		Submitted electronically with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)

Net sales (including sales to related parties, see note 7)	$1,474,647	$1,384,507	$4,316,442	$4,417,732
Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	729,505	663,342	2,097,988	2,097,322
Selling, general and administrative	26,282	24,106	76,178	76,932
Environmental remediation	37,163	—	37,163	—
Depreciation, amortization and depletion	113,923	101,489	340,467	285,577
Exploration	20,638	11,984	57,317	33,959
Total operating costs and expenses	927,511	800,921	2,609,113	2,493,790

Operating income	547,136	583,586	1,707,329	1,923,942

Interest expense	(67,728)	(67,543)	(198,943)	(199,320)
Capitalized interest	33,153	18,303	86,918	46,249
Other (expense) income	(22,522)	1,724	(32,507)	19,507
Interest income	3,765	5,516	12,017	15,791
Income before income taxes	493,804	541,586	1,574,814	1,806,169

Income taxes (including royalty taxes, see note 4)	173,949	197,885	603,880	604,634
Net income before equity earnings of affiliate	319,855	343,701	970,934	1,201,535
Equity earnings of affiliate, net of income tax	5,926	1,865	17,825	15,169
Net income	325,781	345,566	988,759	1,216,704
Less: Net income attributable to non-controlling interest	1,463	1,345	3,800	4,354
Net income attributable to SCC	$324,318	$344,221	$984,959	$1,212,350

Per common share amounts attributable to SCC:
Net income - basic and diluted	$0.39	$0.41	$1.18	$1.44
Dividends paid	$0.12	$0.12	$0.34	$0.56
Weighted average common shares outstanding - basic and diluted	829,216	841,946	832,116	844,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$325,781	$345,566	$988,759	$1,216,704

Other comprehensive income (loss) net of tax: - Amortization of actuarial gain net of income tax (for the three months ended September 30, 2014: $44 and 2013: $150 and for the nine months ended September 30, 2014: $102 and 2013: $402)	65	(224)	(152)	(600)

Total comprehensive income	325,846	345,342	988,607	1,216,104

Comprehensive income attributable to non-controlling interest	1,463	1,345	3,800	4,354
Comprehensive income attributable to SCC	$324,383	$343,997	$984,807	$1,211,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2014	2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,034,174	$1,672,695
Restricted cash	37,163	—
Short-term investments	207,986	208,268
Accounts receivable trade	514,187	533,226
Accounts receivable other (including related parties 2014 - $28,400 and 2013 - $38,062)	84,228	64,552
Inventories	750,005	693,942
Deferred income tax	128,733	84,377
Other current assets	199,011	158,990
Total current assets	2,955,487	3,416,050

Property, net	7,189,550	6,476,168
Leachable material	539,600	395,177
Intangible assets, net	110,115	110,219
Related parties receivable	161,244	161,244
Deferred income tax	250,012	180,707
Equity method investment	67,324	57,142
Other assets	263,775	199,322
Total assets	$11,537,107	$10,996,029

LIABILITIES
Current liabilities:
Current portion of long-term debt	$200,000	$—
Accounts payable (including related parties 2014 -$65,519 and 2013 - $28,373)	604,248	493,263
Accrued income taxes	84,558	7,474
Accrued workers’ participation	172,753	192,371
Accrued interest	92,602	70,787
Other accrued liabilities	69,986	19,689
Total current liabilities	1,224,147	783,584

Long-term debt	4,005,746	4,204,915
Deferred income taxes	214,013	244,875
Other liabilities and reserves	63,905	76,000
Asset retirement obligation	149,217	124,835
Total non-current liabilities	4,432,881	4,650,625

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	3,348,641	3,340,349
Retained earnings	4,096,772	3,394,827
Accumulated other comprehensive income	6,087	6,239
Treasury stock, at cost, common shares	(1,611,495)	(1,216,599)
Total Southern Copper Corporation stockholders’ equity	5,848,851	5,533,662
Non-controlling interest	31,228	28,158
Total equity	5,880,079	5,561,820

Total liabilities and equity	$11,537,107	$10,996,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
OPERATING ACTIVITIES
Net income	$325,781	$345,566	$988,759	$1,216,704
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	113,923	101,489	340,467	285,577
Equity earnings of affiliate, net of dividends received	(3,184)	(1,079)	(10,181)	(6,588)
(Gain) loss on currency translation effect	(14,856)	(573)	(20,663)	10,490
(Benefit) provision for deferred income taxes	(76,230)	(9,769)	(133,052)	912

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	68,956	1,148	19,039	182,111
Inventories	(39,741)	(69,104)	(200,486)	(132,731)
Accounts payable and accrued liabilities	161,321	170,346	203,400	(17,546)
Other operating assets and liabilities	(100,417)	(72,848)	(68,201)	(176,842)
Net cash provided from operating activities	435,553	465,176	1,119,082	1,362,087

INVESTING ACTIVITIES
Capital expenditures	(411,603)	(488,249)	(1,110,964)	(1,190,501)
Proceeds from (purchase of) short-term investments, net	81,823	29,469	208	(229,166)
Loan repaid by related party	—	9,454	—	22,706
Sale of property	15	19	4,896	1,046
Net cash used in investing activities	(329,765)	(449,307)	(1,105,860)	(1,395,915)

FINANCING ACTIVITIES
Debt repaid	—	—	—	(5,000)
Dividends paid to common stockholders	(99,641)	(101,028)	(283,013)	(473,062)
Distributions to non-controlling interest	(207)	(231)	(706)	(1,097)
Repurchase of common shares	(323,436)	(59,431)	(388,945)	(123,991)
Other	278	263	1,079	1,053
Net cash used in financing activities	(423,006)	(160,427)	(671,585)	(602,097)

Effect of exchange rate changes on cash and cash equivalents	16,028	175	19,842	(28,264)

(Decrease) in cash and cash equivalents	(301,190)	(144,383)	(638,521)	(664,189)

Cash and cash equivalents, at beginning of period	1,335,364	1,939,682	1,672,695	2,459,488
Cash and cash equivalents, at end of period	$1,034,174	$1,795,299	$1,034,174	$1,795,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”).  At September 30, 2014, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 83.5% of the Company’s capital stock.  The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”).  The Peruvian Branch is not a corporation separate from the Company.  The Company’s Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2014 and the results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2014 and 2013.  The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year. The December 31, 2013 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (U.S. GAAP).  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2013 and notes included in the Company’s 2013 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At September 30, 2014	At December 31, 2013
Trading securities	$202.8	$202.6
Weighted average interest rate	2.36%	3.78%

Available-for-sale	$5.2	$5.7
Weighted average interest rate	0.42%	0.42%
Total	$208.0	$208.3

Trading securities consist of bonds issued by public companies and are publicly traded.  Each financial instrument is independent of the others.  The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies.  Each security is independent of the others and at September 30, 2014 and December 31, 2013, included corporate bonds and asset and mortgage backed obligations.  As of September 30, 2014 and December 31, 2013, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Nine months ended
	September 30,				September 30,
	2014		2013		2014		2013
Trading securities:
Interest earned	$1.1		$1.9		$3.6		$3.9
Unrealized gain (loss) at the end of the period	1.0		0.1		1.0		0.1

Available-for-sale:
Interest earned	(*	)	(*	)	(*	)	(*	)
Investment redeemed	$0.3		$—		$0.5		$0.4

(*) Less than $0.1 million

NOTE 3 - INVENTORIES:

Inventories were as follows:

(in millions)	At September 30, 2014	At December 31, 2013
Inventory, current:
Metals at lower of average cost or market:
Finished goods	$93.9	$84.2
Work-in-process	349.3	305.4
Supplies at average cost	306.8	304.3
Total current inventory	$750.0	$693.9

Inventory, long-term
Leach stockpiles	$539.6	$395.2

During the nine months ended September 30, 2014 and 2013 total leaching costs added as long-term inventory of leachable material amounted to $265.5 million and $218.7 million, respectively. Long-term leaching inventories recognized as cost of sales amounted to $118.8 million and $82.6 million for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the nine months of 2014 and 2013 were as follows ($ in millions):

	2014	2013
Income tax provision	$603.9	$604.6
Effective income tax rate	38.3%	33.5%

These provisions include income taxes for Peru, Mexico and the United States. The increase in the effective tax rate in the nine months of 2014 from the same period in the prior year is primarily due to a new Mexican royalty tax instituted for 2014, which added 4.0% to the nine months effective tax rate and the provision for environmental remediation, which is being treated as a non-deductible expense and had a 0.8% effect on the tax rate.

Components of the income tax provision for the nine-month periods of 2014 and 2013 include the following ($ in millions):

	2014	2013
Statutory income tax provision	$504.1	$568.3
Peruvian royalty	6.6	7.7
Mexican royalty	64.9	—
Peruvian special mining tax	28.3	28.6
Total income tax provision	$603.9	$604.6

Royalty mining charge:

Peruvian operations: In 2011, the Peruvian congress approved an amendment to the mining royalty charge.  The new mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $25.5 million and $26.9 million of royalty charge in the nine months of 2014 and 2013, respectively, of which $6.6 million and $7.7 million, respectively, were included in income taxes.

Mexican operations:  In December 2013, the Mexican government enacted a new law which, among other things, established a mining royalty charge of 7.5% on taxable EBITDA and an additional royalty charge of 0.5% on the net sales value of gold, silver and platinum.  These charges became effective January 2014 and the Company has accrued $64.9 million of royalty taxes as part of the income tax provision for the nine months of 2014.

Special Mining Tax:

In 2011, the Peruvian government enacted a tax for the mining industry.  This tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached.  The Company has accrued $28.3 million and $28.6 million of special mining tax in the income tax provision for the nine months of 2014 and 2013, respectively.

Accounting for uncertainty in income taxes:

In the third quarter and nine months of 2014, there were no changes in the Company’s uncertain tax positions.

In July 2013, the Financial Accounting Standards Board, or “FASB,” issued Accounting Standard Update No. 2013-11 on the presentation of unrecognized tax benefits. The update clarifies that unrecognized tax benefits related to a net operating loss carry forward, or similar tax loss, or tax credit carry forward, should generally be presented in the financial statements as a reduction to a deferred tax asset. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Accordingly, the Company is presenting applicable uncertain tax positions as reductions to deferred income tax assets in the condensed consolidated balance sheet as of December 31, 2013 and September 30, 2014.

NOTE 5 — PROVISIONALLY PRICED SALES:

At September 30, 2014, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the September 30, 2014 market price per pound.  These sales are subject to final pricing based on the average monthly copper prices on the London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at September 30, 2014:

Copper (million lbs.)	Priced at (per pound)	Month of Settlement
34.7	$3.04	October and November 2014

Molybdenum (million lbs.)	Priced at (per pound)	Month of Settlement
11.1	$10.55	October 2014 through January 2015

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 6 - ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law, the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires reviews of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation. The accepted value of the Lima office building, for this purpose, is $27.8 million. Through September 2014, the Company has provided guarantees of $14.2 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units, including the Ilo marine trestle. In the last quarter of 2012, the Company submitted updates to the closure plans for Toquepala, Cuajone and Ilo in accordance with the law. As a result of these revised plans, the Company adjusted its asset retirement obligation.

In 2010, the Company communicated to the Mexican federal environmental authorities its closure plans for the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation. In January 2014, the Company approved an increase in the budget for this program to $62.4 million, of which the Company has spent $43.8 million through September 30, 2014. Plant demolition and construction of a confinement area at the south of the property were completed in 2012 and the Company expects to complete soil remediation and the construction of a second confinement area by the end of 2014.  The Company expects that once the site is remediated, a decision will be made on whether sell or develop the property.

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

The following table summarizes the asset retirement obligation activity for the nine months ended September 30, 2014 and 2013 (in millions):

	2014	2013

Balance as of January 1	$124.8	$122.3
Changes in estimates	26.7	—
Closure payments	(8.1)	(2.3)
Accretion expense	5.8	6.7
Balance as of September 30,	$149.2	$126.7

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

Receivable and payable balances with related parties are shown below (in millions):

	At September 30, 2014	At December 31, 2013
Related parties receivables, current:
Grupo Mexico S.A. de C.V.	$0.8	$0.8
Mexico Generadora de Energia S. de R.L. (“MGE”)	26.4	18.8
Compania Perforadora Mexico, S.A.P.I. de C.V. and affiliates	1.2	0.7
Compania Minera Coimolache S.A.	—	17.2
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	—	0.6
	$28.4	$38.1

Related parties receivable, non-current:
Mexico Generadora de Energia S. de R.L.	$161.2	$161.2

Related parties payables:
Grupo Mexico S.A. de C.V.	$0.8	$3.3
Mexico Generadora de Energia S. de R.L.	39.9	14.4
Asarco LLC	18.4	6.2
Higher Technology S.A.C.	0.1	0.1
Breaker S.A. de C.V and affiliates (“Breaker”)	0.6	0.3
Sempertrans and affiliates	0.1	0.1
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	1.0	0.6
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.7	—
Pigoba	0.1	—
Ferrocarril Mexicano, S.A. de C.V.	3.8	3.3
	$65.5	$28.3

Purchase and sale activity:

Grupo Mexico and its affiliates:

The following table summarizes the purchase and sales activities with Grupo Mexico and its affiliates in the nine months ended September 30, 2014 and 2013 (in millions):

	Nine months ended September 30,
	2014	2013
Purchase activity
Grupo Mexico S.A. de C.V.	$10.4	$10.4
Asarco LLC.	39.5	82.0
Ferrocarril Mexicano S.A de C.V.	17.3	14.9
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	76.8	36.5
Mexico Generadora de Energia S. de R.L.	137.2	—
Compania Perforadora Mexico S.A.P.I. de C.V and affiliates	2.6	4.1
Total purchases	$283.8	$147.9

Sales activity
Asarco LLC	$22.1	$71.8
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.6	0.6
Compania Perforadora Mexico S.A.P.I. de C.V and affiliates	0.4	0.4
Mexico Generadora de Energia S. de R.L.	75.5	11.6
Total sales	$98.6	$84.4

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

The Company’s Mexican operations purchased scrap and other residual copper mineral from Asarco, and power from MGE. Both companies are subsidiaries of Grupo Mexico.

The Company paid fees for engineering, construction and consulting services provided by subsidiaries of Mexico Proyectos y Desarrollos, S.A. de C. V, a subsidiary of Grupo Mexico.

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants. That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%. In the first quarter of 2012, Controladora de Infraestructura Energetica Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence of this change in control, MGE became an indirect subsidiary of Grupo Mexico. Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt. At December 31, 2012, the outstanding balance of $184.0 million was restructured as subordinated debt of MGE with an interest rate of 5.75%. MGE will repay its debt to the Company using a percentage of its profits until such time as the debt is satisfied. At September 30, 2014 the remaining balance of the debt was $161.2 million and was recorded as non-current related party receivable on the condensed consolidated balance sheet. Related to this loan, the Company received interest income of $7.0 million and $7.6 million in the nine months of 2014 and 2013, respectively.

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

Companies with relationships with the controlling group:

The following tables summarize the purchase and sales activities with other Larrea family companies in the nine months ended September 30, 2014 and 2013 (in millions):

	Nine months ended September 30,
	2014	2013
Mextransport:
Purchase activity	$2.1	$2.0

Sales activity	$0.2	$0.2

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

Companies with relationships with SCC executive officers:

The following table summarizes the purchase activities with companies with relationships with SCC executive officers in the nine months ended September 30, 2014 and 2013 (in millions):

	Nine months ended September 30,
	2014	2013
Higher Technology S.A.C.	$2.1	$1.7
Servicios y Fabricaciones Mecanicas S.A.C.	1.1	0.2
Sempertrans and affiliates	0.9	1.0
Breaker	5.7	2.7
Pigoba S.A. de C.V.	0.4	0.1
Total purchases	$10.2	$5.7

The Company purchased industrial materials from Higher Technology S.A.C. and paid fees for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C.  Mr. Carlos Gonzalez, the son of SCC’s Chief Executive Officer, has a proprietary interest in these companies.

The Company purchased industrial material from Sempertrans and its affiliates, which employ Mr. Alejandro Gonzalez as a sales representative.  Also, the Company purchased industrial material from PIGOBA, S.A. de C.V., a company in which Mr. Alejandro Gonzalez has a proprietary interest.  Mr. Alejandro Gonzalez is the son of SCC’s Chief Executive Officer.

The Company purchased industrial material and services from Breaker, S.A. de C.V., a company in which Mr. Jorge Gonzalez, son-in-law of SCC’s Chief Executive Officer, has a proprietary interest, and from Breaker Peru S.A.C., a company in which Mr. Jorge Gonzalez, son-in-law and Mr. Carlos Gonzales, son of SCC´s Chief Executive Officer have a proprietary interest.

Equity Investment in Affiliate: The Company has a 44.2% participation in Compania Minera Coimolache S.A. (“Coimolache”), which it accounts for on the equity method. Coimolache owns Tantahuatay, a gold mine located in the northern part of Peru. To support the cost of the development of Tantahuatay, the Company loaned $56.6 million to Coimolache. The repayment of this loan was completed in August 2014.

In the nine months of 2013, Coimolache paid to the Company $18.4 million, as a reimbursement of funds expensed during the exploration stage of the Tantahuatay mine, which was recorded as other income in the condensed consolidated statement of income.

NOTE 8- BENEFIT PLANS:

Post retirement defined benefit plans

The Company has two non-contributory defined benefit pension plans covering former salaried employees in the United States and certain former employees in Peru. Effective October 31, 2000, the Board of Directors amended the qualified pension plan to suspend the accrual of benefits.

In addition, the Company’s Mexican subsidiaries have a defined contribution pension plan for salaried employees and a noncontributory defined benefit pension plan for union employees.

The components of the net periodic benefit costs for the nine months ended September 30, 2014 and 2013 are as follows (in millions):

	2014	2013
Service cost	$0.9	$1.0
Interest cost	0.9	0.8
Expected return on plan assets	(2.7)	(2.5)
Amortization of net actuarial loss	(0.2)	(0.6)
Amortization of net loss (gain)	0.1	0.1
Net periodic benefit cost	$(1.0)	$(1.2)

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

The components of the net periodic benefit cost for the nine months ended September 30, 2014 and 2013 are as follows (in millions):

	2014	2013
Interest cost	$1.0	$1.2
Amortization of net loss (gain)	(0.2)	—
Amortization of prior service cost (credit)	—	—
Net periodic benefit cost	$0.8	$1.2

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

Environmental capital expenditures in the nine months ended September 30, 2014 and 2013 were as follows (in millions):

	2014	2013
Peruvian operations	$92.8	$75.4
Mexican operations	17.5	30.3
	$110.3	$105.7

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

In 2008, the Peruvian government enacted environmental regulations establishing more stringent air quality standards (“AQS”) for daily sulfur dioxide (“SO2”) emissions for the Peruvian territory. These regulations, as amended in 2013, recognize distinct zones/areas, as atmospheric basins. As part of these regulations, MINAM was required to carry-out a 12 month ambient air monitoring period, prior to January 1, 2014, to establish SO2 levels. Those areas with a mean 24-hour SO2 concentration equal or less than 20 micrograms per cubic meter (“ug/m3”) are required to develop programs to maintain this level of compliance. Those areas or cities exceeding the mean 24-hour SO2 concentration of 20 ug/m3 will be required to establish an Action Plan to address this problem and are required to achieve the 20 ug/m3 AQS in the future. Meanwhile they are required to achieve mean 24-hour AQS equal to 80 ug/m3 of SO2. MINAM has established three atmospheric basins that require further attention to comply with 80ug/m3 of SO2. The Ilo basin is one of these three areas and the Company’s smelter and refinery are part of the area. A supreme decree issued on April 8, 2014, indicates that the Company should review its compliance with these regulations and develop a modification plan to reach compliance.  The plan must be reported to the government within one year, or by April 8, 2015. The Company is working with an environmental technical study group, established by a MINAM resolution to identify air quality issues and develop plans to comply with the pertinent regulations.

In 2013, the Peruvian government enacted new soil environmental quality standards (“SQS”) applicable to any existing facility or project that generates or could generate risk of soil contamination in its area of operation or influence.  In March 2014, MINAM issued a supreme decree which establishes additional provisions for the gradual implementation of SQS. Under this rule the Company has twelve months to identify contaminated sites in and around its facilities and present a report of identified contaminated sites. If such sites exist, the Company must submit a decontamination plan for approval within 24 months from the date it is notified by the authority. This decontamination plan shall include remediation actions, a schedule and compliance deadlines. Also, under this rule, if deemed necessary, the Company may request a one year extension, given sound justification. Soil confirmation tests must be carried out after completion of decontamination actions (within the approved schedule) and results must be presented to the authorities within 30 days after receiving such results. Non-compliance with this obligation or with decontamination goals will carry penalties, although no specific sanctions have been established yet. During compliance schedule, companies cannot be penalized for non-compliance with the SQS. In the second quarter of 2014, the Company requested bids from third-party testing consultants to prepare the necessary studies, as well as address any other requirements of the rules. The Company is reviewing these bids and expects to reach a decision and select the testing consultant early in the fourth quarter of 2014.

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

In January 2011, Article 180 of the General Law was amended. This amendment, gives an individual or entity the ability to contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment, natural resources, flora, fauna or human health, because it will be sufficient to argue that the harm may be caused. In addition, in 2011, amendments to the Civil Federal Procedures Code (“CFPC”) were published in the Official Gazette and are now in force. These amendments establish three categories of collective actions, by means of which 30 or more people claiming injury derived from environmental, consumer protection, financial services and economic competition issues will be considered to be sufficient in order to have a legitimate interest to seek through a civil procedure restitution or economic compensation or suspension of the activities from which the alleged injury derived. The amendments to the CFPC may result in more litigation, with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

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

On August 6, 2014, an accidental spill of approximately 40,000 cubic meters of copper sulfate solution occurred at a leaching pond that was under construction ten kilometers away from the mine of Buenavista del Cobre, S.A. de C.V.  (“BVC”) a subsidiary of the Company. The accident was caused by a rock collapse that affected the system’s pumping station and by a construction defect in the seal of a pipe in the leaching system containment dam, a part of the new SX-EW III plant. This solution reached the Bacanuchi River, a branch of the Sonora River.

On August 19, 2014, PROFEPA, as part of the administrative proceedings initiated after the spill, announced the filing of a criminal complaint against BVC and those determined to be responsible for the environmental damages.  According to the Mexican Environmental Responsibilities Federal Law, administrative fines and sanctions could go upward to 40 million Mexican pesos (approximately $3 million). Additional sanctions or fines may be imposed, including the cost of cleanup and remediation of the polluted sites, as well as economic compensation to individuals who may have suffered damages as a result of the spill, provided that direct damages are proven in a trial.

On September 11, 2014, BVC, in agreement with the Mexican Federal Government, established a trust of two billion pesos (approximately $150 million) to support the remedial efforts that BVC had already undertaken, to comply with the environmental remediation plan and to pay, as the case may be, material damages to the riverside residents of the seven counties affected by the spill. In the third quarter, BVC deposited 500 million pesos (approximately $37 million) in the trust, which are now available to compensate claims as they arise. This deposit has been transferred to restricted cash and is recorded as an operating expense in the third quarter results. A technical committee was created to manage the funds, comprised of representatives from the federal government, the Company and specialists assisted by a team of environmental experts. BVC and the Company cannot reasonably predict the likelihood of any additional cost related to this matter.

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

The labor share litigation is based on claims of former employees for ownership of labor shares that the plaintiffs state that the Branch did not issue during the 1970s until 1979 under such former Peruvian mandated profit sharing law. In 1971, the Peruvian government enacted legislation providing that mining workers would have a 10% participation in the pre-tax profits of their employing enterprises. This participation was distributed 40% in cash and 60% in an equity interest of the enterprise. In 1978, the equity portion, which was originally delivered to a mining industry workers’ organization, was set at 5.5% of pre-tax profits and was delivered, mainly in the form of “labor shares” to individual workers. The cash portion was set at 4.0% of pre-tax earnings and was delivered to individual employees also in proportion to their time of employment with the Branch. In 1992, the workers’ participation was set at 8%, with 100% payable in cash and the equity participation was eliminated from the law.

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

2)                   In addition, there are filed against SCC’s Branch the following lawsuits, involving approximately 800 plaintiffs, which seek the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends: Armando Cornejo Flores and others v. SCC’s Peruvian Branch (filed May 10, 2006); Alejandro Zapata Mamani and others v. SCC’s Peruvian Branch (filed June 27, 2008); Edgardo Garcia Ataucuri, in representation of 216 of SCC’s Peruvian Branch former workers, v. SCC’s Peruvian Branch (filed May 2011); Juan Guillermo Oporto Carpio v. SCC’s Peruvian Branch (filed August 2011); Rene Mercado Caballero v. SCC’s Peruvian Branch (filed November 2011); Enrique Salazar Alvarez and others v. SCC’s Peruvian Branch (filed December 2011); Indalecio Carlos Perez Cano and others v. SCC Peruvian Branch (filed March 2012); Jesus Mamani Chura and others v. SCC’s Peruvian Branch (filed March 2012); Armando Cornejo Flores, in representation of 37 of SCC’s Peruvian Branch former workers v. SCC’s Peruvian Branch (filed March 2012), Porfirio Ochochoque Mamani and others v. SCC´s Peruvian Branch (filed July 2012); Alfonso Claudio Flores Jimenez and others v. SCC’s Peruvian Branch (filed July 2013) and Micaela Laura Alvarez de Vargas and others v. SCC’s Peruvian Branch (filed August 2013). SCC’s Peruvian Branch has answered the complaints and denied the validity of the claims.

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

Related to the “Virgen Maria” mining concessions, the Company is party to the following lawsuits:

a)             Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”): In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet.  The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of the “Virgen Maria” mining concession.  In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  On appeal by the plaintiffs, the superior court reversed the lower court´s decision and remanded it to the lower court for further proceedings.  As of September 30, 2014, the case remains in the discovery stage.

b)             Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (SMRL Virgen Maria): In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria.  SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see a) above).  The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares.  The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of this concession to SCC’s Branch by Excomet). In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  Upon appeal by the plaintiffs, the superior court remanded the proceedings to the lower court, ordering the issuance of a new decision.  On June 25, 2013, the lower court dismissed the case due to procedural defects. Upon appeal by the plaintiff, on December 2, 2013 the Superior Court reversed the lower court’s decision due to procedural defects and ordered the issuance of a new resolution. In July 2014, once again the lower court dismissed the case on the grounds that the claim had barred by the statute of limitations. The plaintiff appealed this resolution before the Superior Court. As of September 30, 2014, the case remains pending resolution.

c)              Omar Nunez Melgar: In May 2011, Mr. Omar Nunez Melgar commenced a lawsuit against the Peruvian Mining and Metallurgical Institute and MINEM challenging the denial of his request of a new mining concession that conflicted with SCC’s Branch’s Virgen Maria mining concession.  SCC’s Branch has been made a party to the proceedings as the owner of the Virgen Maria concession.  SCC’s Branch has answered the complaint and denied the validity of the claim.  As of September 30, 2014, the case remains pending resolution without further developments.

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In the last quarter of 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995.  The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams also with proper governmental authorization, since 1995.  SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against the lawsuit. Upon a motion filed by the Peruvian Branch, the lower court has included the MINEM as a defendant in this lawsuit.  MINEM has answered the complaint and denied the validity of the claim. As of September 30, 2014, the case remains pending resolution without further developments.

Labor matters:

In recent years the Company has experienced a positive labor environment in its operations in Mexico and Peru which is allowing an increase in productivity as well as helping to achieve the goals of its capital expansion program.

Peruvian operations: Approximately 68% of the Company’s 4,528 Peruvian employees were unionized at September 30, 2014, represented by seven separate unions. Three of these unions, one at each major production area, represent the majority of the Company´s workers. There are also four smaller unions, representing the balance of workers.  The Company conducted negotiations with the unions whose collective bargaining agreements expired in 2012. In 2013, the Company signed three-year agreements with all the unions. The agreements included, among other things, annual salary increases of 6.5%, 5% and 5% for each of the three years.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers, opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) led by Napoleon Gomez Urrutia to other less politicized unions.

However, the workers of the San Martin and Taxco mines, who are still under the National Mining Union, have been on strike since July 2007.  On December 10, 2009, a federal court confirmed the legality of the San Martin strike.  In order to recover the control of the San Martin mine and resume operations, the Company filed a court petition on January 27, 2011 requesting that the court, among other things, define the termination payment for each unionized worker.  The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition.  On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition.  In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court.  On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal.  The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker.  A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin.  As of September 30, 2014, the resolution of this case remains pending resolution without further developments.

On August 1, 2013, the National Union of Workers Engaged in Exploration, Exploitation and Processing of Mines in the Mexican Republic, which is the union operating at Mexicana del Cobre and IMMSA, filed a new petition before the labor authorities to replace the National Mining Union at the San Martin mine, because it believes that it represents more workers at the San Martin mine than the National Mining Union. As of September 30, 2014, the resolution of this case remains pending resolution without further developments.

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

The Company prepared a new Environmental Impact Assessment (“EIA”) study, taking into account local community concerns and new government guidance, which was approved by MINEM on August 1, 2014. The Company expects to be granted the authorization to move forward with the construction phase by the end of the year and begin construction in the first quarter of 2015. However, no assurances can be given as to the specific timing of such authorization.

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

On April 16, 2014, the Company successfully held the public hearing required as a pre-condition for approval of the project’s EIA.  On July 1, 2014, the Company received comments and observations from the governmental authorities and other stakeholders, related to the EIA for the Toquepala concentrator expansion, and on September 25, 2014, the Company responded to these comments and observations. The Company expects that approval of the EIA will be received in the fourth quarter. The Company expects to continue the development of this project which will increase annual production by 100,000 tons of copper and 3,100 tons of molybdenum.

Other commitments:

Peruvian Operations

Power purchase agreements

•                  Enersur:  In 1997, SCC signed a power purchase agreement with an independent power company, Enersur S.A. under which SCC agreed to purchase all of its power needs for its current Peruvian operations from Enersur for twenty years, through April 2017.

•                  Electroperu S.A.: In June 2014, the Company signed a power purchase agreement for 120 megawatt (“MW”) with the state company Electroperu S.A., under which Electroperu S.A. will supply energy for the Peruvian operations for twenty years starting on April 17, 2017 and ending on April 30, 2037.

•                  Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company signed a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027.

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

Commitment for Capital projects

As of September 30, 2014, the Company has committed approximately $600 million for the development of its capital investment projects at its Mexican and Peruvian operations.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended September 30, 2014
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$750.8	$75.7	$648.1	—	$1,474.6
Intersegment sales	—	20.3	—	$(20.3)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	316.8	78.3	376.8	(42.4)	729.5
Selling, general and administrative	9.7	4.1	11.7	0.8	26.3
Environmental remediation	37.2				37.2
Depreciation, amortization and depletion	50.7	8.7	50.2	4.3	113.9
Exploration	0.8	8.4	3.5	7.9	20.6
Operating income	$335.6	$(3.5)	$205.9	$9.1	547.1
Less:
Interest, net					(30.8)
Other income (expense)					(22.5)
Income taxes					(173.9)
Equity earnings of affiliate					5.9
Non-controlling interest					(1.5)
Net income attributable to SCC					$324.3

Capital expenditure	$311.1	$12.6	$84.9	$3.0	$411.6
Property, net	$4,149.6	$376.8	$2,535.7	$127.5	$7,189.6
Total assets	$6,516.3	$877.6	$3,472.0	$671.2	$11,537.1

	Three Months Ended September 30, 2013
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$640.3	$88.9	$655.3	—	$1,384.5
Intersegment sales	—	18.2	—	$(18.2)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	265.4	74.2	338.2	(14.5)	663.3
Selling, general and administrative	8.2	3.5	11.7	0.7	24.1
Depreciation, amortization and depletion	46.2	7.6	43.5	4.2	101.5
Exploration	0.7	6.7	2.2	2.4	12.0
Operating income	$319.8	$15.1	$259.7	$(11.0)	583.6
Less:
Interest, net					(43.7)
Other income (expense)					1.7
Income taxes					(197.9)
Equity earnings of affiliate					1.8
Non-controlling interest					(1.3)
Net income attributable to SCC					$344.2

Capital expenditure	$335.0	$13.1	$122.1	$18.0	$488.2
Property, net	$3,266.5	$372.5	$2,330.5	$62.6	$6,032.1
Total assets	$5,474.7	$882.0	$3,527.8	$1,051.2	$10,935.7

	Nine Months Ended September 30, 2014
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$2,170.9	$259.5	$1,886.0	—	$4,316.4
Intersegment sales	—	67.2	—	$(67.2)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	858.2	245.9	1,047.0	(53.1)	2,098.0
Selling, general and administrative	27.4	11.7	34.1	3.0	76.2
Environmental remediation	37.2	—	—	—	37.2
Depreciation, amortization and depletion	160.3	24.3	145.8	10.0	340.4
Exploration	2.5	20.8	11.2	22.8	57.3
Operating income	$1,085.3	$24.0	$647.9	$(49.9)	1,707.3
Less:
Interest, net					(100.0)
Other income (expense)					(32.5)
Income taxes					(603.9)
Equity earnings of affiliate					17.9
Non-controlling interest					(3.8)
Net income attributable to SCC					$985.0

Capital expenditure	$834.1	$30.9	$240.3	$5.7	$1,111.0
Property, net	$4,149.6	$376.8	$2,535.7	$127.5	$7,189.6
Total assets	$6,516.3	$877.6	$3,472.0	$671.2	$11,537.1

	Nine Months Ended September 30, 2013
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$2,226.7	$269.1	$1,921.9	—	$4,417.7
Intersegment sales	—	75.6	—	$(75.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	982.9	235.7	968.9	(90.2)	2,097.3
Selling, general and administrative	26.1	11.2	37.0	2.6	76.9
Depreciation, amortization and depletion	129.7	21.4	127.1	7.4	285.6
Exploration	2.4	19.4	7.1	5.1	34.0
Operating income	$1,085.6	$57.0	$781.8	$(0.5)	1,923.9
Less:
Interest, net					(137.3)
Other income (expense)					19.5
Income taxes					(604.6)
Equity earnings of affiliate					15.2
Non-controlling interest					(4.4)
Net income attributable to SCC					$1,212.3

Capital expenditure	$902.2	$44.5	$225.3	$18.5	$1,190.5
Property, net	$3,266.5	$372.5	$2,330.5	$62.6	$6,032.1
Total assets	$5,474.7	$882.0	$3,527.8	$1,051.2	$10,935.7

NOTE 11 — STOCKHOLDERS´EQUITY:

Treasury Stock:

Activity in treasury stock in the nine-month period ended September 30, 2014 and 2013 is as follows (in millions):

	2014	2013
Southern Copper common shares
Balance as of January 1,	$1,011.0	$729.8
Purchase of shares	388.9	124.0
Used for corporate purposes	(0.2)	(0.3)
Balance as of September 30,	1,399.7	853.5

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	205.6	189.0
Other activity, including dividend, interest and currency translation effect	6.2	12.9
Balance as of September 30,	211.8	201.9

Treasury stock balance as of September 30,	$1,611.5	$1,055.4

The following table summarizes share distributions in the nine months of 2014 and 2013:

	2014	2013
Southern Copper common shares
Directors’ Stock Award Plan	12,000	12,000

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	0.9	2.5

Southern Copper Common Shares:

At September 30, 2014 and 2013, there were in treasury 61,740,460 and 43,337,548 SCC’s common shares, respectively.

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

Period		Total Number of	Average Price Paid	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under	Total Cost
From	To	Shares Purchased	per Share	Announced Plan	the Plan @ $29.65 (*)	($ in millions)
2008:		28,510,150	$13.49	28,510,150		$384.7
2009:		4,912,000	14.64	33,422,150		71.9
2010:		15,600	29.69	33,437,750		0.5
2011:		9,034,400	30.29	42,472,150		273.7
2012:		4,442,336	33.17	46,914,486		147.3
2013:		10,245,000	27.47	57,159,486		281.4
2014:
01/01/14	01/31/14	1,768,000	28.06	58,927,486		49.6
03/01/14	03/21/14	106,079	27.04	59,033,565		2.9
Total first quarter		1,874,079	28.00			52.5

06/01/14	06/30/14	450,532	28.92	59,484,097		13.0
Total second quarter		450,532	28.92			13.0

07/01/14	07/31/14	724,516	33.04	60,208,613		23.9
08/01/14	08/31/14	4,926,534	32.09	65,135,147		158.1
09/01/14	09/30/14	4,498,263	31.44	69,633,410		141.4
Total third quarter		10,149,313	31.87			323.4

Total purchased		69,633,410	$22.24		15,229,726	$1,548.4

(*) NYSE closing price of SCC common shares at September 30, 2014.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 83.5% as of September 30, 2014.

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

The activity of the plan in the nine-month period ended September 30, 2014 and 2013 is as follows:

	2014	2013
Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(297,600)	(285,600)
Granted in the period	(12,000)	(12,000)
Total shares granted at September 30,	(309,600)	(297,600)

Remaining shares reserved	290,400	302,400

Parent Company common shares:

At September 30, 2014 and 2013 there were in treasury 70,760,983 and 76,343,324 of Grupo Mexico’s shares, respectively.

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

The stock based compensation expense for the nine months ended September 30, 2014 and 2013, under the Employee Stock Purchase Plan and the unrecognized compensation expense as of September 30, 2014 and 2013 under this plan were as follows (in millions):

	2014	2013
Stock based compensation expense	$1.6	$1.6
Unrecognized compensation expense	$0.5	$2.6

The unrecognized compensation expense under this plan is expected to be recognized over the remaining three-month period.

The following table presents the stock award activity of the Employee Stock Purchase Plan for the nine months ended September 30, 2014 and 2013:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2014	4,449,599	$1.16
Granted	—	—
Exercised	(140,545)	1.16
Forfeited	—	—
Outstanding shares at September 30, 2014	4,309,054	$1.16

Outstanding shares at January 1, 2013	6,955,572	$1.16
Granted	—	—
Exercised	(2,396,354)	1.16
Forfeited	(31,159)	1.16
Outstanding shares at September 30, 2013	4,528,059	$1.16

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

The stock based compensation expense for the nine months ended September 30, 2014 and 2013 under the New Employee Stock Purchase Plan and the unrecognized compensation expense as of September 30, 2014 and 2013 under this plan were as follows (in millions):

	2014	2013
Stock based compensation expense	$0.4	$0.4
Unrecognized compensation expense	$2.2	$2.8

The unrecognized compensation expense under this plan is expected to be recognized over the remaining four year and three-month period.

The following table presents the stock award activity of the New Employee Stock Purchase Plan for the nine months ended September 30, 2014 and 2013:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2014	3,012,464	$2.05
Granted	—	—
Exercised	(724,573)	2.05
Forfeited	—	—
Outstanding shares at September 30, 2014	2,287,891	2.05

Outstanding shares at January 1, 2013	2,944,742	$2.05
Granted	226,613	2.05
Exercised	(22,470)	2.05
Forfeited	(103,513)	2.05
Outstanding shares at September 30, 2013	3,045,372	$2.05

NOTE 12 — NON-CONTROLLING INTEREST:

The following table presents the non-controlling interest activity for the nine months ended September 30, 2014 and 2013 (in millions):

	2014	2013
Balance as of January 1,	$28.2	$24.0
Net earnings	3.8	4.4
Dividend paid	(0.7)	(1.1)
Other	(0.1)	(0.2)
Balance as of September 30,	$31.2	$27.1

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities.  Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of September 30, 2014 and December 31, 2013 (in millions):

	At September 30, 2014		At December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt	$4,205.7	$4,538.8	$4,204.9	$4,088.8

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of September 30, 2014 and December 31, 2013:

	Fair Value at Measurement Date Using:				Fair Value at Measurement Date Using:
Description	Fair Value as of September 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair Value as of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investment:
- Trading securities	$202.8	$202.8	—	—	$202.6	$202.6	—	—
- Available for sale debt securities:
Corporate bonds	0.4	—	$0.4	—	0.4	—	$0.4	—
Asset backed obligations	—	—	—	—	0.1	—	0.1	—
Mortgage backed securities	4.8	—	4.8	—	5.2	—	5.2	—

Accounts receivable:
- Derivatives — Not classified as hedges:
Provisionally priced sales:
Copper	105.4	105.4	—	—	53.9	53.9	—	—
Molybdenum	117.1	117.1	—	—	100.2	100.2	—	—
Total	$430.5	$425.3	$5.2	$—	$362.4	$356.7	$5.7	$—

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

NOTE 14 — SUBSEQUENT EVENTS:

Dividends:

On October 23, 2014 the Board of Directors authorized a quarterly dividend of $0.12 per share payable on November 25, 2014 to SCC shareholders of record at the close of business on November 11, 2014.

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

Outlook:  Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•            Changes in copper and molybdenum prices:  The average LME copper price was $3.15 per pound in the nine months of 2014, 6.0% lower than in the nine months of 2013. The average molybdenum and zinc prices in the nine months of 2014 increased 14.5% and 11.5%, respectively, from the average prices in the nine months of 2013. Meanwhile, the average silver price in the nine months of 2014 decreased 19.9% from the average price in the nine months of 2013. During the nine months of 2014 per pound LME spot copper prices ranged from $2.92 to $3.37. The LME spot price for copper closed at $3.06 per pound on September 30, 2014

•            Sales structure: In the nine months of 2014, approximately 77% of our revenue came from the sale of copper, 10% from molybdenum, 5% from silver, 3% from zinc and 5% from various other products, including gold, sulfuric acid and other materials.

•            Copper: Regarding the copper market, we maintain our view of the market and see relative softness in copper prices during the rest of 2014 and next year. However, we do believe that prices at the current level are not sufficient to promote the necessary future supply growth, thereby improving the strong long-term fundamentals for our industry.

As we have indicated in the past, we believe short-term copper demand is consistently improving due, in large part, to the economic recovery of the United States, some of the major European economies, Japan and China.

On the supply side, we think that several structural factors, such as scrap scarcity, delays in projects startups, technical problems, labor unrest and other difficulties will continue to affect supply from new projects and existing operations, as well as scrap production.

As a consequence of these factors, we think that instead of a market with a surplus of 300 to 400 thousand tons, the conventional wisdom at the beginning of the year, we are looking now to a balanced market or one with a small deficit for 2014.

Molybdenum: Our most significant by-product, represented 9.6% of sales in the nine-month period of 2014. In the third quarter of 2014, we saw a short-term price deterioration for molybdenum consistent with our outlook of higher supply due to a 10% worldwide growth coming from our Buenavista operation, as well as from Sierra Gorda, Toromocho and Caserones, among other projects.

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

Molybdenum is mainly used for the production of special alloys of stainless steel that require significant hardness, corrosion and heat resistance. A new use for this metal is in lubricants and sulfur filtering of heavy oils and shale gas production.

Silver: Represented 4.8% of our sales in the nine-month period of 2014. Silver prices averaged $19.90 per ounce in the nine months of 2014, 19.9% lower than its price in the nine months of 2013. We believe that silver prices will have support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty.

Zinc: Represented 3.4% of our sales in the nine-month period of 2014. We also believe that zinc has very good long-term fundamentals due to its significant industrial consumption and expected mine production shutdowns. In the last 12 months, zinc inventories have decreased significantly, improving this market´s fundamentals. We are expecting an increasing price scenario for zinc in the next few years.

•            Production: For 2014, we now expect to produce 658,000 tons of copper from our mines, instead of 672,000 tons previously planned. The construction of the new 120,000 ton capacity SX-EW III plant at Buenavista was completed and started commercial production last June. We expected a contribution to our 2014 production with 53,000 tons, however the increase in our production will be 29,000 tons of copper because of the unfortunate accident at Buenavista.

We are increasing our molybdenum guidance to produce 23,400 tons of molybdenum in 2014, 18% more than our 2013 production.

We now expect to produce and sell 12 million ounces of silver and produce 68,300 tons of zinc in 2014.This is a reduction from our previous outlook, due to lower silver and zinc grades and some temporary disruptions at our zinc mines.

•            Cost: Our operating costs and expenses for the nine-month period of 2014 and 2013 were as follows ($ in millions):

			Variance
	2014	2013	$	%
Operating costs and expenses	$2,609.1	$2,493.8	$115.3	4.6%

The increase was largely due to higher depreciation, amortization and depletion, at our Peruvian and Mexican operations, a $37.2 million environmental remediation provision for the spill at Buenavista and higher exploration spending.

•            Capital Investments: In the nine months of 2014, we spent $1,111.0 million on capital expenditures, which in addition to the approximately $600 million already committed, we have reached 74% of our budget of $2.3 billion for 2014. In addition, we continue with the development of our capital expansion program which aims to increase copper production capacity by approximately 87% from 630,000 tons in 2013 to 1,175,000 tons by 2017.

•            Buenavista del Cobre copper solution spill: On August 6, 2014, an accidental spill of approximately 40,000 cubic meters of copper sulfate solution occurred at a leaching pond that was under construction ten kilometers away from the mine of Buenavista del Cobre, S.A. de C.V. (“BVC”), a subsidiary of the Company. The accident was caused by a rock collapse that affected the system’s pumping station and by a construction defect in the seal of a pipe in the leaching system containment dam, a part of the new SX-EW III plant. This solution reached the Bacanuchi River, a branch of the Sonora River.

We established a 2 billion peso (approximately $150 million) trust fund to support remedial actions and provide compensation for those affected by this accident. A technical committee was created to manage the funds, comprised of representatives from the federal government, the Company and specialists assisted by a team of environmental experts.

We commissioned more than 1,210 people to assist the local communities work on the clean-up of the 250 kilometers of the Bacanuchi and Sonora riverbeds, which has been successfully completed. The authorities have determined that all the wells for agriculture and domestic use that were previously closed as a precaution can be reopened as the official water test results comply with all applicable norms and regulations. We created a website with the latest news of all actions taken to mitigate and remediate the Sonora River accident: www.riosonora.com.mx.

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

Earnings:

The table below highlights key financial and operational data for our Company for the three and nine months ended September 30, 2014 and 2013 (in millions, except per share amounts):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Variance	2014	2013	Variance
Net sales	$1,475	$1,385	$90	$4,316	$4,418	$(102)
Net income attributable to SCC	$324	$344	$(20)	$985	$1,212	$(227)
Earnings per share	$0.39	$0.41	$(0.02)	$1.18	$1.44	$(0.26)
Dividends paid per share	$0.12	$0.12	—	$0.34	$0.56	$(0.22)
Pounds of copper sold	367	336	31	1,051	1,011	40

Third quarter: Net sales in the third quarter of 2014 increased $90 million over the prior years´ third quarter. This increase was largely due to increases in the volume of copper and molybdenum sales and higher molybdenum prices. These increases were somewhat reduced by lower copper prices and lower silver volume and prices.

Nine months: Net sales and net income in the nine months of 2014 were lower than in the nine months of 2013 by $102 million and $227 million, respectively. These decreases were mainly the result of lower prices for copper and silver, partially offset by increases in molybdenum and zinc prices. Zinc and silver sales volume decreased in the nine months of 2014, 11.5% and 15.9% compared to the nine months of 2013, respectively; this was partially offset by higher copper 3.9% and molybdenum 23.2% sales volumes.

Production: The tables below highlight mine production data for our Company for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Variance		2014	2013	Variance
			Volume	%			Volume	%
Copper (in million pounds)	362.6	341.7	20.9	6.1%	1,086.9	996.4	90.5	9.1%
Molybdenum (in million pounds)	13.2	10.4	2.8	26.9%	38.4	31.0	7.4	23.9%
Zinc (in million pounds)	29.4	55.1	(25.7)	(46.7)%	111.6	166.5	(54.9)	(33.0)%
Silver (in million ounces)	3.0	3.4	(0.4)	(11.7)%	9.6	9.9	(0.3)	(2.8)%

The tables below highlight copper production data at each of our mines for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Variance		2014	2013	Variance
			Volume	%			Volume	%
COPPER (in million pounds)
Toquepala	75.4	79.7	(4.3)	(5.4)%	226.4	220.0	6.4	2.9%
Cuajone	95.8	99.5	(3.7)	(3.7)%	293.9	278.3	15.6	5.6%
La Caridad	68.3	63.8	4.5	7.0%	207.9	196.7	11.2	5.7%
Buenavista	120.6	95.4	25.2	26.4%	350.6	290.6	60.0	20.6%
IMMSA	2.5	3.3	(0.8)	(24.8)%	8.1	10.8	(2.7)	(24.8)%
Total Mined Copper	362.6	341.7	20.9	6.1%	1,086.9	996.4	90.5	9.1%

Third quarter:  Copper mined production in the third quarter of 2014 increased 6.1% to 362.6 million pounds compared to 341.7 million pounds in the third quarter of 2013. This increase was due to:

•                  Higher production at our Buenavista and La Caridad mine due to higher ore grades and recoveries, partially reduced by

•                  lower production at our Peruvian mines due to lower ore grades at each of their mines.

Molybdenum production increased 26.9% in the third quarter of 2014 compared to the third quarter of 2013 due to the production of our new Buenavista molybdenum plant and higher production at our Peruvian mines, principally as a result of better grades.

Silver mined production in the third quarter 2014 decreased 11.7% compared to the third quarter of 2013, mainly because of lower production at IMMSA mines.

Zinc mined production decreased 46.7% in the third quarter of 2014, compared to the same period of 2013 due to lower ore grades at all our IMMSA mines and lower production at the Charcas mine due to an accident that temporarily restricted production and a technical problem with a transformer; and at Santa Eulalia mine due to flooding problems.

Nine months:  Copper mined production in the nine months of 2014 increased 9.1% to 1,086.9 million pounds compared to 996.4 million pounds in the third quarter of 2013, as a result of:

•                  Higher production at the Buenavista mine due to higher throughput at the concentrator and better ore grades and recoveries, as well as higher production from the new SX-EW III plant,

•                  higher production at the Cuajone mine resulting from higher ore grades and increased throughput from the HPGR production,

•                  higher production at the Toquepala mine due to better ore grades and recoveries, and

•                  higher production at the La Caridad mine due to better ore grades and recoveries, slightly reduced by

•                  lower production at IMMSA mines due to problems at The Charcas and Santa Eulalia mines.

Molybdenum production increased 23.9% in the nine months of 2014 compared to the same period of 2013 due to higher production of our new Buenavista molybdenum plant and higher production at our Peruvian mines, principally as a result of better grades.

Silver mine production decreased 2.8% in the nine months of 2014 from the same period of 2013, principally due to lower production at our Charcas and Santa Eulalia mines of IMMSA.

Zinc production decreased 33.0% in the nine months of 2014 due to lower grades at all our IMMSA mines and lower production at the Charcas mine due to an accident that temporarily restricted production and at the Santa Eulalia mine due to flooding problems.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash cost per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP.  A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading “Non-GAAP Information Reconciliation” on page 45. We disclose operating cash cost per pound of copper produced, both without and with the inclusion of by-product revenues.

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

Our operating cash cost per pound of copper produced, with and without by-product revenues, is presented in the table below for the three and nine months ended September 30, 2014 and 2013.

Operating cash cost per pound of copper produced (1)

 (in millions, except cost per pound and percentages)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Variance		2014	2013	Variance
			Value	%			Value	%
Total operating cash cost without by-product revenues	$688.0	$621.9	$66.1	10.6%	$2,032.3	$1,852.6	$179.7	9.7%
Total by-products revenues	(286.6)	(264.3)	(22.3)	8.4%	(941.2)	(885.5)	(55.7)	6.3%
Total operating cash cost with by-products revenues	$401.4	$357.6	$43.8	12.2%	$1,091.1	$967.1	$124.0	12.8%

Total pounds of copper produced	351.6	333.4	18.2	5.5%	1,054.3	972.3	82.0	8.4%
Operating cash cost per pound without by-product revenues	$1.96	$1.87	$0.09	4.8%	$1.93	$1.91	$0.02	1.0%
Operating cash cost per pound with by-products revenues	$1.14	$1.07	$0.07	6.5%	$1.04	$1.00	$0.04	4.0%

(1)         This is a non-GAAP measure. Please see page 45 for reconciliation to GAAP measure.

As seen on the table above, our per pound cash cost without by-products revenues in the third quarter and the nine months of 2014 were $0.09 and $0.02 higher than in the same periods of 2013, respectively. This was mainly due to an increase in production cost, such as higher fuel, tires, water, and contractors cost for our production process.

Our per pound cash cost for the three months ended September 30, 2014, when calculated with by-products revenues was $1.14 per pound compared to $1.07 per pound in the same period of 2013.  The by-product credit improved 2014 third quarter unit cost by two cents more than in the prior third quarter.  This was due largely to higher molybdenum prices and sales volume.

In addition, our per pound cash cost for the nine months ended September 30, 2014 when calculated with by-products revenues was $1.04 per pound compared to $ 1.00 per pound in the same period of 2013.  The by-product credit in the 2014 nine-month period was two cents less than in the 2013 period.  This was due to lower prices for silver, and lower sales volume of silver and zinc.  Higher prices for zinc and molybdenum and higher sales volume for molybdenum helped to offset some of the negative factors.

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

We are subject to market risks arising from the volatility of copper and other metal prices.  For the remaining three months of 2014, assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver — per ounce)	$0.01	$1.0	$0.01	$1.0
Annual change in net income attributable to SCC (in millions)	$2.2	$10.7	$0.3	$2.0

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

Inflation and Exchange Rate Effect of the Peruvian Nuevo Sol and the Mexican Peso: Our functional currency is the U.S. dollar and our revenues are primarily denominated in U.S. dollars.  Significant portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos. Accordingly, when inflation and currency devaluation/appreciation of the Peruvian currency and Mexican currency occur, our operating results can be affected. In recent years we believe such changes have not had a material effect on our results and financial position. Please see Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for more detailed information.

Capital Investment Programs: We made capital investments of $411.6 million and $1,111.0 million for the three and nine months ended September 30, 2014, compared to $488.2 million and $1,190.5 million in the comparable periods of 2013, respectively.  In general, the capital expenditures and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs.  We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if required. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Projects in Mexico:

Buenavista Projects: We continue developing our $3.4 billion investment program at this unit which is expected to increase its copper production capacity approximately 175%, as well as molybdenum production by 42%

The new copper molybdenum concentrator has an annual production capacity of 188,000 tons of copper and 2,600 tons of molybdenum. The project will additionally produce annually 2.3 million ounces of silver and 21,000 ounces of gold. The total capital budget of the project is $1,383.6 million and through September 30, 2014, the project has an 86.4% progress with an investment of $882.6 million. The project is expected to be completed in the third quarter of 2015. All major equipment is on site and has been installed.

Regarding the mine equipment acquisition for the Buenavista expansion, through September 30, 2014 we have invested $510.8 million and have received 61 400-ton capacity trucks, seven shovels and eight drills required for the mine expansion.

We continue to ramp-up production at our SX-EW III plant since the first copper cathode was produced last June. All three solvent extraction trains are in operation and we recently initiated operation of the second half of our Electro Winning Plant. Full capacity is expected to be reached by the end of the fourth quarter of 2014 (adjusted from third quarter previously reported before the Sonora River accident), with an annual production of 120,000 tons of copper cathodes. Capital budget of $444.0 million has been invested through September 30, 2014.

The crushing, conveying and spreading system for leachable ore project (Quebalix IV) will increase production by improving SX-EW copper recovery, reducing processing time, mining and hauling costs. It has a crushing and conveying capacity of 80 million tons per year and is expected to be completed in the fourth quarter of 2015. The project has a 42.3% progress with an investment of $93.2 million out of the approved capital budget of $340 million.

The remaining projects to complete the $3.4 billion budgeted program include investments in infrastructure, including power lines and substations, water supply, tailings dam, mine equipment shops, internal roads and others.

Angangueo: The project is moving forward as scheduled to develop this underground polymetallic deposit in Michoacan, Mexico. With an estimated investment of $174.7 million, Angangueo includes a concentrator plant which will have an estimated average annual metal content production of 10,400 tons of copper and 7,000 tons of zinc in the first seven years. Over the life of the mine, average annual concentrate production is expected to contain 2.4 million ounces of silver and 1,500 ounces of gold. The project is scheduled to begin production in the first half of 2015. Through September 30, 2014 we have spent $24.1 million on the project. We are preparing the new environmental studies for this project. We will wait the authorization from SEMARNAT to resume the purchase of main equipment and work on the project.

Projects in Peru:

Toquepala Projects:  Through September 30, 2014, we have invested a total of $324.9 million in Toquepala projects. These projects include the construction of a new crusher and conveyor belt system to replace current mine rail haulage, which we expect will reduce annual operating cost.

Toquepala expansion project. On September 25, 2014, we answered the questions and comments received from authorities and other stakeholders related to the EIA of this project. We expect to receive governmental approval of the EIA in the last quarter of 2014, which will allow us to continue developing this important project. The Toquepala concentrator expansion will increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum at a total capital cost of approximately $1.2 billion.

Cuajone Projects: Through September 30, 2014, we have invested $38.3 million of a budget of $45 million on the HPGR project, which will produce a more finely crushed material. This project continues in the ramping up stage and we expect to reach full capacity during the fourth quarter of 2014. The project is expected to generate cost savings, improve copper recovery and reduce power consumption in the crushing process. Through September 2014, the implementation of the HPGR project and the variable cut-off ore grade project, implemented in 2013, have produced an estimated incremental production of 18,000 tons of copper. When fully operational we expect an annual increment in copper production of 22,000 tons.

The project to improve slope stability at the south area of the Cuajone mine, will remove approximately 148 million tons of waste material, in order to improve mine design without reducing current production level. The mine equipment acquired includes one shovel, five 400-ton capacity trucks, one drill and auxiliary equipment which will be reallocated to our mine operations once the project is finished. Besides preparing the mine for the future, this investment will avoid a reduction in average ore grade.  As of September 30, 2014, 7 million tons of waste material have been removed and activities will continue for 4.5 additional years. At September 30, 2014, we have invested $66.7 million in this project.

Tia Maria project: On August 1, 2014 we received the final approval of our EIA. We expect to be granted the authorization to move forward with the construction phase before the end of the year and begin construction in the first quarter of 2015.

This project will be completed in the first quarter of 2017 and will represent an investment of approximately $1.4 billion, to produce 120,000 tons of copper cathodes per year using state of the art technology with the highest international environmental standards.  The project is currently expected to generate 3,500 jobs during the construction phase.  When in operation, Tia Maria will directly employ 600 workers and indirectly another 2,000.  Through its expected twenty-years of life, the project related services would create significant business opportunities in the Arequipa region.

In addition, the Company intends to implement social responsibility programs in the Arequipa region similar to those established in the communities near its other Peruvian operations.

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We are preparing bidding documents for the second stage that includes engineering and procurement to improve and increase the dam’s embankment. The project has a total budgeted cost of $66.0 million with $52.3 million invested through September 30, 2014.

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

El Arco: El Arco is a world class copper deposit in the central part of the Baja California peninsula, with ore reserves over 1.5 billion tons with an ore grade of 0.416% and 0.14 grams of gold per ton. In 2010, we concluded the feasibility study and an investment of $56.4 million was approved for land acquisition required for the project. This project, when developed, is expected to produce 190,000 tons of copper and 105,000 ounces of gold annually. Through September 30, 2014 we have invested $41.0 million on studies, exploration and land acquisition for the project. In 2014, we expect to continue investing in land acquisition and exploration. In addition, we will begin an engineering study to determine the best way to optimize the investment in the project.

The above information is based on estimates only.  We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  Preparation of these condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We make our best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves, revenue recognition, estimated mine stripping ratios, leachable material and related amortization, the estimated useful lives of fixed assets, asset retirement obligations, litigation and contingencies, valuation allowances for deferred tax assets, tax positions, fair value of financial instruments and inventory obsolescence.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following highlights our financial results for the three and nine-month periods ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Variance	2014	2013	Variance
Net sales	$1,474.6	$1,384.5	$90.1	$4,316.4	$4,417.7	$(101.3)
Operating costs and expenses	(927.5)	(800.9)	(126.6)	(2,609.1)	(2,493.8)	(115.3)
Operating income	547.1	583.6	(36.5)	1,707.3	1,923.9	(216.6)
Non-operating income (expense)	(53.3)	(42.0)	(11.3)	(132.5)	(117.8)	(14.7)
Income before income taxes	493.8	541.6	(47.8)	1,574.8	1,806.1	(231.3)
Income taxes	(173.9)	(197.9)	24.0	(603.9)	(604.6)	0.7
Equity earnings of affiliate	5.9	1.8	4.1	17.9	15.2	2.7
Net income attributable to non-controlling interest	(1.5)	(1.3)	(0.2)	(3.8)	(4.4)	0.6
Net income attributable to SCC	$324.3	$344.2	$(19.9)	$985.0	$1,212.3	$(227.3)

NET SALES:

Net sales for the third quarter 2014 increased by $90.1 million, compared to the third quarter of 2013. The 6.5% increase in sales was principally due to the higher copper and molybdenum sales volume and higher molybdenum and zinc prices, partially offset by lower zinc and silver sales volume and lower copper and silver prices.

Net sales in the nine months of 2014 decreased by $101.3 million compared to the nine months of 2013.  The 2.3% decrease was mainly the result of lower copper and silver prices and lower silver and zinc sales volume, partially offset by higher copper and molybdenum sales volume and higher molybdenum and zinc prices.

The table below outlines the average published market metal prices for our metals for the three and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Copper ($ per pound — LME)	$3.17	$3.21	(1.2)%	$3.15	$3.35	(6.0)%
Copper ($ per pound — COMEX)	$3.16	$3.23	(2.2)%	$3.17	$3.36	(5.7)%
Molybdenum ($ per pound) (1)	$12.62	$9.36	34.8%	$12.00	$10.48	14.5%
Zinc ($ per pound — LME)	$1.05	$0.84	25.0%	$0.97	$0.87	11.5%
Silver ($ per ounce —COMEX)	$19.63	$21.39	(8.2)%	$19.90	$24.84	(19.9)%

(1)                                             Platt´s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Copper	79.7%	79.5%	77.5%	78.1%
Molybdenum	8.0%	5.6%	9.6%	6.2%
Silver	4.9%	5.7%	4.8%	7.0%
Zinc	2.8%	3.4%	3.4%	3.4%
Other by-products	4.6%	5.8%	4.7%	5.3%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Copper Sales (million pounds)	2014	2013	Variance	2014	2013	Variance
Refined	213.4	194.8	18.6	609.3	589.6	19.7
SX-EW	64.7	47.9	16.8	162.0	148.1	13.9
Rod	69.8	76.0	(6.2)	212.4	219.5	(7.1)
Concentrates and other	19.1	17.3	1.8	66.9	54.0	12.9
Total	367.0	336.0	31.0	1,050.6	1,011.2	39.4

OPERATING COSTS AND EXPENSES

The table below summarized the production cost structure by major components for the three and nine months ended September 30, 2014 and 2013 as a percentage of total production cost:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Power	18.6%	19.7%	18.8%	20.0%
Fuel	16.0%	15.4%	16.4%	14.7%
Labor	14.9%	15.6%	14.5%	15.9%
Maintenance	15.1%	15.8%	15.1%	15.7%
Operating material	18.8%	18.8%	18.7%	18.5%
Other	16.6%	14.7%	16.5%	15.2%
Total	100.0%	100.0%	100.0%	100.0%

Third quarter: Operating costs and expenses were $927.5 million in the third quarter 2014, compared to $800.9 million in the comparable period of 2013.  The increase of $126.6 million was primarily due to:

Operating cost and expenses for the third quarter 2013	$800.9
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion), mainly due to higher production cost, higher inventory consumption and higher sales expenses, partially offset by lower costs of metals purchased from third parties and lower currency translation effect primarily at our Mexican operations,	66.2
• Environmental remediation due to spill at Buenavista	37.2
• Higher depreciation, amortization and depletion at our operations as a result of the acquisition of mine equipment and start-up of various projects,	12.4
• Higher exploration expense mainly at our Peruvian operations and others	8.6
• Higher administrative expenses	2.2
Operating cost and expenses for the third quarter 2014	$927.5

Nine months: Operating costs and expenses were $2,609.1 million in the nine months ended September 30, 2014, compared to $2,493.8 million in the comparable period of 2013.  The increase of $115.3 million was primarily due to:

Operating cost and expenses for the nine months 2013	$2,493.8
Plus:
• Higher depreciation, amortization and depletion mainly at our Mexican operations as result of the acquisition of mine equipment and the start-up of some projects, including the Quebalix III project. In addition, higher depreciation at our Peruvian operations from addition of new equipment,	54.8
• Higher exploration expense mainly at our Peruvian operations and others	23.3
• Environmental remediation expense due to the spill at Buenavista,	37.2
• Higher cost of sales (exclusive of depreciation, amortization and depletion),	0.7
Less:
• Lower general and administrative expenses.	(0.7)
Operating cost and expenses for the nine months 2014	$2,609.1

NON-OPERATING INCOME (EXPENSE):

Non-operating income and expense were an expense of $53.3 million and $132.5 million in the three and nine-month periods ended September 30, 2014, respectively, compared to an expense of $42.0 million and $117.8 million in the comparable periods of 2013.

Third quarter: The $11.3 million increase in the third quarter of 2014 was principally due to:

•                  $22.1 million of higher other expenses principally at our Peruvian operations,

•                  $1.9 million income in 2013 from the return of funds from Coimolache, expended during the exploration stage of the Tantahuatay mine,

•                  $1.8 million of lower interest income,

•                  $14.9 million of higher capitalized interest mainly at our Mexican operations due to higher capital investment.

Nine months: The $14.7 million increase in expense in the nine months of 2014 was principally due to:

•                  $33.4 million of higher other expenses principally at our Peruvian operations,

•                  $18.4 million income in 2013 from the return of funds from Coimolache, expended during the exploration stage of the Tantahuatay mine,

•                  $40.7 million of higher capitalized interest due to increased capital expenditures at our Mexican operations.

INCOME TAXES

	Nine months ended September 30,
	2014	2013
Provision for income taxes (in millions)	$603.9	$604.6
Effective income tax rate	38.3%	33.5%

These provisions include income taxes for Peru, Mexico and the United States.  The increase in the effective tax rate for the nine months of 2014 from the same period in the prior year is primarily due to the new Mexican royalty tax instituted for 2014, which added 4.0% to the nine months effective tax rate and the provision for environmental remediation which is being treated as an non-deductible expense, which had an 0.8% effect on the tax rate. For further information please see Note 4.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
Copper Sales (million pounds):	2014	2013	Value	%	2014	2013	Value	%
Peruvian operations	173.3	177.5	(4.2)	(2.3)%	507.8	497.2	10.6	2.1%
Mexican open-pit	193.7	158.5	35.2	22.2%	542.8	514.0	28.8	5.6%
Mexican IMMSA unit	4.3	4.1	0.2	2.9%	12.8	13.5	(0.7)	(5.7)%
Other and intersegment elimination	(4.3)	(4.1)	(0.2)	2.9%	(12.8)	(13.5)	0.7	(5.7)%
Total	367.0	336.0	31.0	9.2%	1,050.6	1,011.2	39.4	3.9%

The table below presents information regarding the sales volume by segment of our significant by-products for the three and nine-month periods ended September 30, 2014 and 2013:

By-product Sales (in million pounds	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
except silver — in million ounces)	2014	2013	Value	%	2014	2013	Value	%
Peruvian operations
Molybdenum contained in concentrates	6.4	4.4	2.0	45.9%	15.9	11.7	4.2	36.9%
Silver	1.0	0.8	0.2	18.6%	2.6	2.5	0.1	5.4%

Mexican open-pit
Molybdenum contained in concentrates	6.9	6.0	0.9	14.1%	22.4	19.4	3.0	15.0%
Silver	2.0	2.1	(0.1)	(2.8)%	5.6	7.7	(2.1)	(27.3)%

Mexican IMMSA unit
Zinc — refined and in concentrate	37.3	53.9	(16.6)	(30.9)%	142.9	161.5	(18.6)	(11.5)%
Silver	1.0	1.3	(0.3)	(23.3)%	3.6	3.7	(0.1)	(2.1)%

Other and intersegment elimination
Silver	(0.3)	(0.4)	0.1	(20.7)%	(1.3)	(1.4)	0.1	(4.8)%

Total by-product sales
Molybdenum contained in concentrates	13.3	10.4	2.9	27.5%	38.3	31.1	7.2	23.2%
Zinc — refined and in concentrate	37.3	53.9	(16.6)	(30.9)%	142.9	161.5	(18.6)	(11.5)%
Silver	3.7	3.8	(0.1)	(2.9)%	10.5	12.5	(2.0)	(15.9)%

Sales Value per Segment:

	Three Months Ended September 30, 2014 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$620.8	$11.5	$554.2	$(11.5)	$1,175.0
Molybdenum	63.0	—	55.6	—	118.6
Zinc	—	41.3	—	—	41.3
Silver	39.9	19.6	19.6	(6.8)	72.3
Other	27.1	23.6	18.7	(2.0)	67.4
Total	$750.8	$96.0	$648.1	$(20.3)	$1,474.6

	Three Months Ended September 30, 2013 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$522.8	$9.4	$578.2	$(9.4)	$1,101.0
Molybdenum	44.8	—	32.9	—	77.7
Zinc	—	47.6	—	—	47.6
Silver	43.8	24.9	17.5	(7.1)	79.1
Other	28.9	25.2	26.7	(1.7)	79.1
Total	$640.3	$107.1	$655.3	$(18.2)	$1,384.5

	Nine Months Ended September 30, 2014 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,727.8	$34.2	$1,617.8	$(34.2)	$3,345.6
Molybdenum	250.4	—	163.7	—	414.1
Zinc	—	146.0	—	—	146.0
Silver	110.6	69.5	51.7	(24.8)	207.0
Other	82.1	77.0	52.8	(8.2)	203.7
Total	$2,170.9	$326.7	$1,886.0	$(67.2)	$4,316.4

	Nine Months Ended September 30, 2013 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,759.4	$38.1	$1,689.9	$(38.1)	$3,449.3
Molybdenum	174.0	—	99.0	—	273.0
Zinc	—	148.8	—	—	148.8
Silver	192.6	85.3	61.9	(31.1)	308.7
Other	100.7	72.5	71.1	(6.4)	237.9
Total	$2,226.7	$344.7	$1,921.9	$(75.6)	$4,417.7

The geographic breakdown of our sales is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Mexico	$487.7	$406.9	$1,205.7	$1,254.1
United States	214.4	221.8	795.3	865.6
Asia	240.5	177.7	734.9	609.5
Europe	212.1	278.9	613.7	748.9
Chile	95.6	76.5	324.4	259.6
Brazil	113.7	115.7	314.4	352.2
Peru	73.7	78.5	220.6	246.3
Other countries	36.9	28.5	107.4	81.5
Total	$1,474.6	$1,384.5	$4,316.4	$4,417.7

Peruvian Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian operations segment, for the third quarter and the nine months ended September 30, 2014 and 2013 (in millions):

	Third Quarter		Variance		Nine Months		Variance
(in millions)	2014	2013	Value	%	2014	2013	Value	%
Net sales	$648.1	$655.3	$(7.2)	(1.1)%	$1,886.0	$1,921.9	$(35.9)	(1.9)%
Operating costs and expenses	(442.2)	(395.6)	(46.6)	11.8%	(1,238.1)	(1,140.1)	(98.0)	8.6%
Operating income	$205.9	$259.7	$(53.8)	(20.7)%	$647.9	$781.8	$(133.9)	(17.1)%

Third quarter: Net sales in the third quarter of 2014 were $648.1 million, compared to $655.3 million in the third quarter of 2013.  The decrease of $7.2 million was primarily the result of lower copper and silver prices partially offset by higher molybdenum volume and prices and silver sales volume.

Operating costs and expenses in the third quarter of 2014 increased by $46.6 million to $442.2 million from $395.6 million in the third quarter of 2013, primarily due to:

Operating cost and expenses for the third quarter 2013	$395.6
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher production cost, higher inventory consumption and higher workers participation, partially offset by lower cost of material purchased from third parties,	38.6
• Higher depreciation, amortization and depletion, and	6.7
• Higher exploration expenses.	1.3
Operating cost and expenses for the third quarter 2014	$442.2

Nine months: Net sales in the nine months of 2014 were $1,886.0 million, compared to $1,921.9 million in the nine months of 2013.  The decrease of $35.9 million was principally the result of lower prices of copper and silver, partially offset by higher prices for molybdenum, and higher sales volume of copper and molybdenum. Copper sales volume increased by 10.6 million pounds and molybdenum by 4.3 million pounds.

Operating costs and expenses in the nine months of 2014 increased by $98.0 million to $1,238.1 million from $1,140.1 million in the nine months of 2013, primarily due to:

Operating cost and expenses for the nine months 2013	$1,140.1
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher production cost and higher inventory consumption, partially offset by lower cost of material purchased from third parties,	78.1
• Higher depreciation, amortization and depletion, and	18.7
• Higher exploration expenses.	4.1
Less:
• Lower selling, general and administrative expenses	(2.9)
Operating cost and expenses for the nine months 2014	$1,238.1

Mexican Open-pit Operations

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open-pit operations segment for the third quarter and the nine months ended September 30, 2014 and 2013 (in millions):

	Third Quarter		Variance		Nine Months		Variance
(in millions)	2014	2013	Value	%	2014	2013	Value	%
Net sales	$750.8	$640.3	$110.5	17.3%	$2,170.9	$2,226.7	$(55.8)	(2.5)%
Operating costs and expenses	(415.2)	(320.5)	(94.7)	29.5%	(1,085.6)	(1,141.1)	55.5	(4.9)%
Operating income	$335.6	$319.8	$15.8	4.9%	$1,085.3	$1,085.6	$(0.3)	(0.0)%

Third quarter: Net sales in the third quarter of 2014 were $750.8 million, compared to $640.3 million in the third quarter of 2013.  The increase of $110.5 million was due to higher copper and molybdenum sales volume and higher molybdenum market prices. Copper and molybdenum sales volume increased 35.2 and 0.9 million pounds, respectively; while silver sales volume decreased by 0.1 million ounces.

Operating costs and expenses in the third quarter of 2014 increased by $94.7 million to $415.2 million from $320.5 million in the comparable 2013 period, primarily due to:

Operating cost and expenses for the third quarter 2013	$320.5
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, higher production cost and higher sales expenses, partially offset by, lower workers participation, lower cost of material purchased from third parties and lower currency translation effect,	51.4
• Higher depreciation, amortization and depletion,	4.5
• Higher selling, general and administrative expenses,	1.5
• Higher exploration expenses, and	0.1
• Environmental remediation due to spill at Buenavista.	37.2
Operating cost and expenses for the third quarter 2014	$415.2

Nine months: Net sales in the nine months of 2014 were $2,170.9 million, compared to $2,226.7 million in the nine months of 2013.  The decrease of $55.8 million was due to lower metal prices. Copper and molybdenum sales volume increased 28.8 and 3.0 million pounds, respectively; while silver decreased by 2.1 million ounces.

Operating costs and expenses in the nine months of 2014 decreased by $55.5 million to $1,085.5 million from $1,141.1 million in the comparable 2013 period, primarily due to:

Operating cost and expenses for the nine months 2013	$1,141.1
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) due to lower inventory consumption and lower cost of material purchased from third parties, partially offset by higher production cost.	(124.7)
Plus:
• Higher depreciation, amortization and depletion.	30.6
• Higher selling, general and administrative expenses.	1.3
• Higher exploration expenses.	0.1
• Environmental remediation due to spill at Buenavista.	37.2

Operating cost and expenses for the nine months 2013	$1,085.6

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the third quarter and the nine months ended September 30, 2014 and 2013 (in millions):

	Third Quarter		Variance		Nine Months		Variance
(in millions)	2014	2013	Value	%	2014	2013	Value	%
Net sales	$96.0	$107.1	$(11.1)	(10.4)%	$326.7	$344.7	$(18.0)	(5.2)%
Operating costs and expenses	(99.5)	(92.0)	(7.5)	8.2%	(302.7)	(287.7)	(15.0)	5.2%
Operating income	$(3.5)	$15.1	$(18.6)	(123.2)%	$24.0	$57.0	$(33.0)	(57.9)%

Third quarter: Net sales decreased by $11.1 million to $96.0 million in the third quarter of 2014 from $107.1 million in the third quarter of 2013.  The decrease of 10.4% was primarily due to lower silver and zinc sales volume. Zinc sales volume decreased by 30.9%.

Operating costs and expenses in the third quarter of 2014 increased by $7.5 million to $99.5 million from $92.0 million in the comparable 2013 period.  This increase was primarily due to:

Operating cost and expenses for the third quarter 2013	$92.0
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion),	4.1
• Higher selling, general and administrative expenses,	0.6
• Higher depreciation, amortization and depletion, and	1.1
• Higher exploration expenses.	1.7
Operating cost and expenses for the third quarter 2014	$99.5

Nine months: Net sales in the nine months of 2014 were $326.7 million, compared to $344.7 million in the same period of 2013.  This decrease of $18.0 million in net sales was primarily due to lower copper and by-products sales volume and metal prices, partially offset by higher zinc metal prices. Zinc sales volume decreased by 11.5%.

Operating costs and expenses in the nine months of 2014 increased by $15.0 million to $302.7 million from $287.7 million in the comparable 2013 period.  This increase was primarily due to:

Operating cost and expenses for the nine months 2013	$287.7
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion),	10.2
• Higher selling, general and administrative expenses,	0.5
• Higher depreciation, amortization and depletion and	2.9
• Higher exploration expenses	1.4
Operating cost and expenses for the nine months 2014	$302.7

Intersegment Eliminations and Adjustments

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

CASH FLOW

The following table shows the cash flow for the nine months ended September 30, 2014 and 2013 (in millions):

	2014	2013	Variance
Net cash provided from operating activities	$1,119.1	$1,362.1	$(243.0)
Net cash used in investing activities	$(1,105.9)	$(1,395.9)	$290.0
Net cash used in financing activities	$(671.6)	$(602.1)	$(69.5)

Net cash provided from operating activities:

The nine months ended September 30, 2014 and 2013 change in operating activities include (in millions):

	2014	2013	Variance
Net income	$988.8	$1,216.7	$(227.9)
Depreciation, amortization and depletion	340.5	285.6	54.9
Provision (benefit) for deferred income taxes	(133.1)	0.9	(134.0)
Other adjustments to net income	(30.8)	3.9	(34.7)
Operating assets and liabilities	(46.3)	(145.0)	98.7
Net cash provided from operating activities	$1,119.1	$1,362.1	$(243.0)

Nine months ended September 30, 2014: In the nine months of 2014 net income was $988.8 million, approximately 88.4% of the net operating cash flow.  Significant items (deducted from), or added to net income, to arrive at operating cash flow included:

•                 $340.5 million of depreciation, amortization and depletion and

•                  $(133.1) million for deferred income tax benefit.

In addition, in the nine months of 2014 an increase in operating assets and liabilities reduced operating cash flow by $46.3 million and included:

•                  A $19 million decrease in accounts receivable value principally due to a 6% decrease of copper prices.

•                  A $200.5 million increase in inventory primarily due to $144 million of higher long-term leachable material inventory, mainly at our Buenavista mine,

•                  $203.4 million higher accounts payable and accrued liabilities primarily due to $77.1 million of higher income tax provision including the new Mexican mining tax and $148.1 million of higher accounts payable mainly at our Mexican operations which includes higher capital investment at our Buenavista projects.

•                  A net increase of $68.2 million in other assets and liabilities primarily due to higher prepaid income tax principally at our Mexican operations.

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

In addition, in the nine months of 2013 an increase in working capital reduced operating cash flow by $145.0 million and included:

•                  A $182.1 million decrease in accounts receivable value principally due to lower sales prices.

•                  A $132.7 million increase in inventory due to higher long-term leachable material inventory, mainly at our Buenavista mine and an increase of $15.9 million of supplies inventory, also mainly at our Mexican operations. These were partially offset by a decrease of $19.4 million in copper inventory, mainly of finished goods at our Mexican operations.

•                  A $17.5 million decrease in accounts payable and accrued liabilities primarily due to income tax and workers’ participation payments.

•                  A net increase of $176.8 million in other operating assets and liabilities primarily due to $43.1 million of prepaid labor cost related to the labor agreement at our Peruvian operations and increases in other prepaid expenses.

Net cash used in investing activities:

Nine months ended September 30, 2014:  Net cash used for investing activities in the nine months of 2014 included $1,111.0 million for capital expenditures.  The capital expenditures included:

•                  $870.7 million of investments at our Mexican operations:

•                  $326.1 million for the new Buenavista concentrator,

•                  $116.9 million for the SX-EW III project,

•                  $44.6 million for new projects infrastructure,

•                  $41.1 million for the Quebalix IV project,

•                  $30.9 million at our IMMSA unit, and

•                  $311.1 million for various other replacement expenditures.

•                  $240.3 million of investments at our Peruvian operations:

•                  $ 36.4 million for the Toquepala projects,

•                  $   4.1 million for the Cuajone projects,

•                  $   7.5 million for the improvement of slope stability at the south area of Cuajone, and

•                  $192.3 million for various other replacement and environmental expenditures.

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

•                  $150.2 million for the Buenavista mine equipment,

•                  $286.3 million for the new Buenavista concentrator,

•                  $137.8 million for the SXEW III project,

•                  $  77.3 million for new projects infrastructure,

•                  $  44.5 million at our IMMSA unit, and

•                  $269.1 million for various other replacement expenditures.

•                  $225.3 million of investments at our Peruvian operations:

•                  $  37.8 million for the Toquepala projects,

•                  $  22.4 million for the improvement of slope stability at the south area of Cuajone

•                  $    8.4 million for the Cuajone projects, and

•                  $156.7 million for various other replacement and environmental expenditures.

The nine months of 2013 investment activities also included a net investment in short-term investments of $229.2 million and $22.7 million of repayment of loan from affiliate.

Net cash used in financing activities:

Net cash used for financing activities in the nine months of 2014 was $671.6 million, compared to $602.1 million in the nine months of 2013.  The nine months of 2014 included a dividend distribution of $283 million, compared to a distribution of $473.1 million in the 2013 period.  Also, the nine months of 2014 included the purchase of 12.5 million of our common shares at a cost of $388.9 million, compared to a repurchase in the 2013 period of 4.3 million shares of our common shares at a cost of $124.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Dividends:

On August 28, 2014, we paid a quarterly dividend of 12 cents per share, totaling $99.6 million.  On October 23, 2014, our Board of Directors authorized a quarterly dividend of $0.12 per share, expected to total $98.2 million, to be paid on November 25, 2014 to SCC shareholders of record at the close of business on November 11, 2014.

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

We have a commitment to purchase power for our Peruvian operations from Enersur through April 2017.  In June 2014, we signed a power purchase agreement for 120MW with the state company Electroperu S.A., under which Electroperu S.A. will supply energy for our Peruvian operations for twenty years starting on April 17, 2017 and ending on April 30, 2037. Also in July 2014, we signed a power purchase agreement for 120MW with a private power generator Kallpa, under which Kallpa will supply energy for our Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027.

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

ON-GAAP INFORMATION RECONCILIATION

Operating cash cost:

Following is a reconciliation of “Operating Cash Cost” (see page 31) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our condensed consolidated statement of earnings, in millions of dollars and dollars per pound in the table below.

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$729.5	$2.08	$663.3	$1.99	$2,098.0	$1.99	$2,097.3	$2.16
Add:
Selling, general and administrative	26.3	0.08	24.1	0.07	76.2	0.07	76.9	0.08
Sales premiums, net of treatment and refining charges	(16.5)	(0.05)	(13.4)	(0.04)	(42.9)	(0.04)	(40.6)	(0.04)
Less:						—
Workers’ participation	(48.2)	(0.14)	(46.5)	(0.14)	(152.0)	(0.14)	(156.4)	(0.16)
Cost of metal purchased from third parties	(43.6)	(0.12)	(61.6)	(0.18)	(113.9)	(0.11)	(181.1)	(0.19)
Royalty charge and other, net	(2.6)	(0.01)	(16.7)	(0.05)	(31.9)	(0.03)	(60.2)	(0.06)
Inventory change	43.1	0.12	72.7	0.22	198.8	0.19	116.7	0.12
Operating Cash Cost Without by-products revenues	$688.0	$1.96	$621.9	$1.87	$2,032.3	$1.93	$1,852.6	$1.91
Add:
By-product revenues (1)	(283.6)	(0.81)	(261.3)	(0.79)	(932.6)	(0.88)	(872.9)	(0.90)
Net revenue on sale of metal purchased from third parties	(3.0)	(0.01)	(3.0)	(0.01)	(8.6)	(0.01)	(12.6)	(0.01)
Total by-product revenues	(286.6)	(0.82)	(264.3)	(0.80)	(941.2)	(0.89)	(885.5)	(0.91)

Operating cash cost, with by-product revenues	$401.4	$1.14	$357.6	$1.07	$1,091.1	$1.04	$967.1	$1.00

Total pounds of copper produced (in millions)	351.6		333.4		1,054.3		972.3

(1)               By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Molybdenum	$(118.7)	$(0.34)	$(77.8)	$(0.23)	$(414.2)	$(0.39)	$(273.0)	$(0.28)
Silver	(63.3)	(0.18)	(61.2)	(0.18)	(180.6)	(0.17)	(229.4)	(0.24)
Zinc	(41.3)	(0.12)	(48.5)	(0.15)	(146.0)	(0.14)	(149.6)	(0.15)
Sulfuric Acid	(29.3)	(0.08)	(41.4)	(0.12)	(93.3)	(0.09)	(117.8)	(0.12)
Gold and others	(31.0)	(0.09)	(32.4)	(0.11)	(98.5)	(0.09)	(103.1)	(0.11)
Total	$(283.6)	$(0.81)	$(261.3)	$(0.79)	$(932.6)	$(0.88)	$(872.9)	$(0.90)

IMPACT OF NEW ACCOUNTING STANDARDS

During the third quarter of 2014, FASB did not release new accounting standards that we believe would impact our financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

We are subject to market risks arising from the volatility of copper and other metal prices.  For the remaining three months of 2014, assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.01	$1.00	$0.01	$1.00
Annual change in net income attributable to SCC (in millions)	$2.2	$10.7	$0.3	$2.0

Foreign currency exchange risk:

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Peruvian or Mexican operations is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by an exchange rate variance of the nuevo sol or the peso, resulting in a re-measurement loss or gain in our financial statements.  Recent inflation and exchange rate variances are provided in the table below for the three and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Peru:
Peruvian inflation rate	0.5%	1.2%	2.8%	2.9%

Initial exchange rate	2.796	2.783	2.796	2.551
Closing exchange rate	2.892	2.782	2.892	2.782
Appreciation/(devaluation)	(3.4)%	—	(3.4)%	(9.1)%

Mexico:
Mexican inflation rate	1.1%	0.4%	2.2%	1.9%

Initial exchange rate	13.032	13.024	13.077	13.010
Closing exchange rate	13.454	13.012	13.454	13.012
Appreciation/(devaluation)	(3.2)%	0.1%	(2.9)%	—

Change in monetary position:

Assuming an exchange rate variance of 10% at September 30, 2014 we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect on net earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. nuevo sol	$(11.5)
Devaluation of 10% in U.S. dollar vs. nuevo sol	14.1
Appreciation of 10% in U.S. dollar vs. Mexican peso	(27.7)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$33.9

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

At September 30, 2014, we have recorded provisionally priced sales of 34.7 million pounds of copper, at an average forward price of $3.04 per pound.  Also we have recorded provisionally priced sales of 11.1 million pounds of molybdenum at the September 30, 2014 market price of $10.55 per pound.  These sales are subject to final pricing based on the average monthly

LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.  See Note 5 to our condensed consolidated financial statements.

Provisional sales price adjustments included in accounts receivable and net sales at September 30, 2014 represented negative effects of $2.7 million for copper and $30.5 million for molybdenum.

Short-term Investment:

Short-term investments were as follows (in millions):

	At September 30, 2014	At December 31, 2013
Trading securities	$202.8	$202.6
Weighted average interest rate	2.36%	3.78%

Available for sale	$5.2	$5.7
Weighted average interest rate	0.42%	0.42%
Total	$208.0	$208.3

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others.  We have the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies.  Each security is independent of the others and at September 30, 2014 and December 31, 2013, included corporate bonds and asset and mortgage backed obligations.  As of September 30, 2014 and December 31, 2013, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments we earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also we redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments (in millions):

	Three months ended				Nine months ended
	September 30,				September 30,
	2014		2013		2014		2013
Trading securities:
Interest earned	$1.1		$1.9		$3.6		$3.9
Unrealized gain (loss) at the end of the period	1.0		0.1		1.0		0.1

Available for sale:
Interest earned	(*	)	(*	)	(*	)	(*	)
Investment redeemed	$0.3		$—		$0.5		$0.4

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2014, the Company conducted an evaluation under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2014, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of September 30, 2014, and the related condensed consolidated statements of earnings and comprehensive income and cash flows for the three-month and nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

October 31, 2014

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

SCC share repurchase program:

In 2008, the Company’s Board of Directors authorized a $500 million share repurchase program. On July 28, 2011, our Board of Directors authorized an increase of the share repurchase program to $1 billion and on October 17, 2013 our Board of Directors authorized an additional increase to $2 billion. Pursuant to this program, the Company purchased common stock as shown in the table below.  These shares will be available for general corporate purposes.  The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time.

Period		Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost
From	To	Purchased	per Share	Announced Plan	@ $29.65 (*)	($ in millions)
2008:		28,510,150	$13.49	28,510,150		$384.7
2009:		4,912,000	14.64	33,422,150		71.9
2010:		15,600	29.69	33,437,750		0.5
2011:		9,034,400	30.29	42,472,150		273.7
2012:		4,442,336	33.17	46,914,486		147.3
2013:		10,245,000	27.47	57,159,486		281.4
2014:
01/01/14	01/31/14	1,768,000	28.06	58,927,486		49.6
03/01/14	03/21/14	106,079	27.04	59,033,565		2.9
Total first quarter		1,874,079	28.00			52.5

06/01/14	06/30/14	450,532	28.92	59,484,097		13.0
Total second quarter		450,532	28.92			13.0

07/01/14	07/31/14	724,516	33.04	60,208,613		23.9
08/01/14	08/31/14	4,926,534	32.09	65,135,147		158.1
09/01/14	09/30/14	4,498,263	31.44	69,633,410		141.4
Total third quarter		10,149,313	31.87			323.4

Total purchased		69,633,410	$22.24		15,229,726	$1,548.4

(*) NYSE closing price of SCC common shares at September 30, 2014.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 83.5% as of September 30, 2014.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2014 and 2013; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iii) the Condensed Consolidated Balance Sheet at September 30, 2014 and December 31, 2013; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2014 and 2013; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

October 31, 2014

/s/ Raul Jacob
Raul Jacob
Vice President, Finance and Chief Financial Officer

October 31, 2014

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2014 and 2013; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iii) the Condensed Consolidated Balance Sheet at September 30, 2014 and December 31, 2013; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2014 and 2013; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that t1his interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.