Form 10-K
period 2014-12-31
SOUTHERN COPPER CORP/
filed 2015-03-02
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

At January 31, 2015, there were of record 806,690,968 shares of common stock, par value $0.01 per share, outstanding.

The aggregate market value of the shares of common stock (based upon the closing price at June 30, 2014 as reported on the New York Stock Exchange - Composite Transactions) of Southern Copper Corporation held by non-affiliates was approximately $4,425.8  million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement for 2015 Annual Meeting of Stockholders

Part IV:	Exhibit Index is on Page 152 through 154

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

Our Peruvian copper operations involve mining, milling and flotation of copper ore to produce copper concentrates and molybdenum concentrates; the smelting of copper concentrates to produce anode copper; and the refining of anode copper to produce copper cathodes. As part of this production process, we also produce significant amounts of molybdenum concentrate. Our precious metals plant at the Ilo refinery produces refined silver and gold, as well as other materials. Additionally, we produce refined copper using SX-EW technology. We operate the Toquepala and Cuajone mines high in the Andes Mountains, approximately 860 kilometers southeast of the city of Lima, Peru. We also operate a smelter and refinery west of the Toquepala and Cuajone mines in the coastal city of Ilo, Peru.

Our Mexican operations are conducted through our subsidiary, Minera Mexico S.A. de C.V. (“Minera Mexico”), which we acquired in 2005. Minera Mexico engages primarily in the mining and processing of copper, molybdenum, zinc, silver, gold and lead. Minera Mexico operates through subsidiaries that are grouped into three separate units. Mexicana de Cobre S.A. de C.V. (together with its subsidiaries, the “La Caridad unit”) operates La Caridad, an open-pit copper mine, a copper ore concentrator, a SX-EW plant, a smelter, refinery and a rod plant. The La Caridad refinery has a precious metals plant which produces refined silver and gold and other materials. Operadora de Minas e Instalaciones Mineras S.A de C.V. (the “Buenavista unit”) operates Buenavista, an open-pit copper mine, which is located at the site of one of the world’s largest copper ore deposits, a copper concentrator and two SX-EW plants. Industrial Minera Mexico, S.A. de C.V. (together with its subsidiaries, the “IMMSA unit”) operates five underground mines that produce zinc, lead, copper, silver and gold, a coal mine and a zinc refinery.

We utilize modern, state of the art mining and processing methods, including global positioning systems and computerized mining operations. Our operations have a high level of vertical integration that allows us to manage the entire production process, from the mining of the ore to the production of refined copper, copper rod and other products and most related transport and logistics functions, using our own facilities, employees and equipment.

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

Currency Information:

Unless stated otherwise, all our financial information is presented in U.S. dollars and any reference herein to “U.S. dollars”, “dollars”, or “$” are to U.S. dollars; references to “nuevo sol”, “nuevos soles” or “S/.”, are to Peruvian nuevos soles; and references to “peso”, “pesos”, or “Ps.”, are to Mexican pesos.

Unit Information:

Unless otherwise noted, all tonnages are in metric tons. To convert to short tons, multiply by 1.102. All ounces are troy ounces. All distances are in kilometers. To convert to miles, multiply by 0.621. To convert hectares to acres, multiply by 2.47.

ORGANIZATIONAL STRUCTURE

The following chart describes our organizational structure, starting with our controlling stockholders, as of December 31, 2014. For clarity of presentation, the chart identifies only our main subsidiaries and eliminates intermediate holding companies.

We are a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At December 31, 2014, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 84.6% of our capital stock. Grupo Mexico’s principal business is to act as a holding company for shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and railway and other related services.

We conduct our operations in Peru through a registered branch (the “SPCC Peru Branch”, “Branch” or “Peruvian Branch”). The SPCC Peru Branch comprises substantially all of our assets and liabilities associated with our copper operations in Peru. The SPCC Peru Branch is not a corporation separate from us and, therefore, obligations of SPCC Peru Branch are direct obligations of SCC and vice-versa. It is, however, an establishment, registered pursuant to Peruvian law, through which we hold assets, incur liabilities and conduct operations in Peru. Although it has neither its own capital nor liability separate from us, it is deemed to have equity capital for purposes of determining the economic interests of holders of our investment shares (See Note 12 “Non-Controlling Interest” of our consolidated financial statements).

On April 1, 2005, we acquired Minera Mexico, the largest mining company in Mexico on a stand-alone basis, from Americas Mining Corporation (“AMC”), a subsidiary of Grupo Mexico, our controlling stockholder. Minera Mexico is a holding company and all of its operations are conducted through subsidiaries that are grouped into three units: (i) the La Caridad unit (ii) the Buenavista unit and (iii) the IMMSA unit. We own 99.96% of Minera Mexico.

In 2008, our Board of Directors (“BOD”) authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Pursuant to this program, through December 31, 2014 we have purchased 79.9 million shares of our common stock at a cost of $1,842.3 million. These shares are available for general corporate purposes. We may purchase additional shares from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time.

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

Our Internet address is www.southerncoppercorp.com. Commencing with the Form 8-K dated March 14, 2003, we have made available on this internet address our annual, quarterly and current reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Our website also includes the Company’s Corporate Governance guidelines and the charters of our principal Board Committees. However, the information found on our website is not part of this or any other report.

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

The three segments identified are groups of individual mines, each of which constitutes an operating segment with similar economic characteristics, type of products, processes and support facilities, regulatory environments, employee bargaining contracts and currency risks. In addition, each mine within the individual group earns revenues from similar types of customers for their products and services and each group incurs expenses independently, including commercial transactions between groups.

Inter-segment sales are based on arm’s length prices at the time of sale. These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost.  Added to the segment information is information regarding the Company’s sales. The segments identified by the Company are:

1.              Peruvian operations, which include the Toquepala and Cuajone mine complexes and the smelting and refining plants, including a precious metals plant industrial railroad and port facilities that service both mines. Sales of its products are recorded as revenue of our Peruvian mines. The Peruvian operations produce copper, with production of by-products of molybdenum, silver and other material.

2.              Mexican open-pit operations, which include the La Caridad and Buenavista mine complexes and the smelting and refining plants, including a precious metals plant and a copper rod plant and support facilities that service both mines. Sales of its products are recorded as revenue of our Mexican mines. The Mexican open-pit operations produce copper, with production of by-products of molybdenum, silver and other material.

3.              Mexican underground mining operations, which include five underground mines that produce zinc, copper, silver and gold, a coal mine that produces coal and coke, and a zinc refinery. This group is identified as the IMMSA unit and sales of its products are recorded as revenue of the IMMSA unit.

Financial information is regularly prepared for each of the three segments and the results are reported to Senior Management on a segment basis. Senior Management focuses on operating income and on total assets as measures of performance to evaluate different segments and to make decisions to allocate resources to the reported segments. These are common measures in the mining industry.

Segment information is included in Item 2 “Properties,” under the captions — “Metal Production by Segments” and “Ore Reserves.”  More information on business segment and segment financial information is included in Note 18 “Segment and Related Information” of our consolidated financial statements.

CAPITAL INVESTMENT PROGRAM AND EXPLORATION ACTIVITIES

For a description of our capital investment program, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Investment Program” and for our exploration activities, see Item 2 “Properties — Explorations Activities.”

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

Our marketing strategy and annual sales planning emphasize developing and maintaining long-term customer relationships. Thus acquiring annual or other long-term contracts for the sale of our products is a high priority. Generally 80% to 90% of our metal production is sold under annual or longer-term contracts. Sales prices are determined based on prevailing commodity prices for the quotation period according to the terms of the contract.

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

For additional information on sales, please see, “Revenue recognition” in Note 2 “Summary of Significant Accounting Policies” and Note 18 “Segment and Related Information” of our consolidated financial statements.

METALS PRICES

Prices for our products are principally a function of supply and demand and, with the exception of molybdenum, are established on COMEX and LME, the two most important metal exchanges in the world. Prices for our molybdenum products are established by reference to the publication Platt’s Metals Week. Our contract prices also reflect any negotiated premiums and the costs of freight and other factors. From time to time, we have entered into hedging transactions to provide partial protection against future decreases in the market price of metals and we may do so under certain market conditions. For a further discussion of our products market prices, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Metal Prices.”

The table below shows the high, low and average COMEX and LME per pound copper prices during the last 10 years:

	Copper (COMEX)			Copper (LME)
Year	High	Low	Average	High	Low	Average
2005	2.28	1.40	1.68	2.11	1.39	1.67
2006	4.08	2.13	3.10	3.99	2.06	3.05
2007	3.75	2.40	3.23	3.77	2.37	3.23
2008	4.08	1.25	3.13	4.08	1.26	3.16
2009	3.33	1.38	2.35	3.33	1.38	2.34
2010	4.44	2.76	3.43	4.42	2.76	3.42
2011	4.62	3.05	4.01	4.60	3.08	4.00
2012	3.97	3.28	3.61	3.93	3.29	3.61
2013	3.78	3.03	3.34	3.74	3.01	3.32

2014-1st Q	3.43	2.98	3.24	3.37	2.92	3.19
2014-2nd Q	3.19	3.02	3.10	3.19	2.99	3.08
2014-3rd Q	3.27	3.01	3.16	3.26	3.06	3.17
2014-4th Q	3.11	2.84	2.98	3.11	2.86	3.00
2014	3.43	2.84	3.12	3.37	2.86	3.11

The per pound COMEX copper price during the last 5 and 10 year periods averaged $3.50 and $3.10, respectively. The per pound LME copper price during the last 5 and 10 year periods averaged $3.49 and $3.09, respectively.

The table below shows the high, low and average per-pound, except silver, which is per ounce, market prices for our three principal by-products during the last 10 years:

	Silver (COMEX)			Molybdenum (Dealer Oxide Platt’s Metals Week)			Zinc (LME)
Year	High	Low	Average	High	Low	Average	High	Low	Average
2005	9.00	6.43	7.32	39.25	25.00	31.99	0.87	0.53	0.63
2006	14.85	8.82	11.54	28.20	21.00	24.75	2.10	0.87	1.49
2007	15.50	11.47	13.39	33.75	24.50	30.19	1.93	1.00	1.47
2008	20.69	8.80	14.97	33.88	8.75	28.42	1.28	0.47	0.85
2009	19.30	10.42	14.67	18.00	7.83	10.91	1.17	0.48	0.75
2010	30.91	14.82	20.18	18.60	11.75	15.60	1.14	0.72	0.98
2011	48.58	26.81	35.18	17.88	12.70	15.33	1.15	0.79	0.99
2012	37.14	26.25	31.19	14.80	10.90	12.62	0.99	0.80	0.88
2013	32.41	18.53	23.82	11.95	9.12	10.26	0.99	0.81	0.87

2014-1st Q	22.05	19.11	20.46	10.80	9.70	9.93	0.98	0.88	0.92
2014-2nd Q	21.11	18.65	19.62	15.05	11.00	13.45	1.00	0.89	0.94
2014-3rd Q	21.46	17.01	19.63	13.40	10.55	12.62	1.10	1.00	1.05
2014-4th Q	17.50	15.39	16.45	10.25	8.75	9.22	1.06	0.96	1.01
2014	22.05	15.39	19.04	15.05	8.75	11.30	1.10	0.88	0.98

The per ounce COMEX silver price during the last 5 and 10 year periods averaged $25.88 and $19.13, respectively. The per pound Platt’s Metals Week Dealer Oxide molybdenum price during the last 5 and 10 year periods averaged $13.02 and $19.14, respectively.The per pound LME zinc price during the last 5 and 10 year periods averaged $0.94 and $0.99, respectively.

COMPETITIVE CONDITIONS

Competition in the copper market is based primarily on price and service basis, with price being the most important consideration when supplies of copper are ample. Our products compete with other materials, including aluminum and plastics. For additional information, see Item 1A “Risk Factors — The copper mining industry is highly competitive.”

LABOR FORCE

As of December 31, 2014, we had 12,735 employees, approximately 71% of whom are unionized and represented by 10 different labor unions. In recent years we have experienced a positive labor environment in our operations in Mexico and Peru, which is allowing us to increase productivity as well as helping us achieve the goals of our capital expansion program.

Peru

Approximately 69% of our 4,524 Peruvian employees were unionized at December 31, 2014. There are seven separate unions, three of them at each major production area that represent the majority of our workers; and four smaller unions that represent the balance of workers. Our collective bargaining agreements with all of these unions will expire in the second half of 2015. We expect to begin negotiations for new agreements in the second quarter of 2015.

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

Mexico

Approximately 73% of our 8,105 Mexican employees were unionized at December 31, 2014, represented by three separate unions. Under Mexican law, the terms of employment for unionized workers is set forth in collective bargaining agreements. Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years. We conduct negotiations separately at each mining complex and each processing plant.

In recent years, the Mexican operations have experienced a positive improvement of their labor environment as our workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the National Union of Mine and Metal Workers and Similar Activities of the Mexican Republic or the “National Mining Union”), which was formerly led by Napoleon Gomez Urrutia, to other less politicized unions. We believe that this change has created a more positive labor environment, which will benefit both the Company and workers and allow us to increase our productivity and develop our capital expansion programs.

Our Taxco and San Martin mines in Mexico have been on strike since July 2007. For a discussion of labor matters reference is made to the information contained under the caption “Labor matters” in Note 13 “Commitments and Contingencies” of the consolidated financial statements.

Employees of La Caridad and Buenavista units reside in townsites at Nacozari and Cananea, where we have built approximately 2,000 houses and apartments and 275 houses and apartments, respectively. Most of the employees of the IMMSA unit reside on the grounds of the mining or processing complexes in which they work and where we have built approximately 900 houses and apartments. Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees. Our town sites and housing complexes include educational and, in some units, medical facilities, churches, social clubs, shopping centers, banking and other services. Through 2007, the Buenavista unit provided health care services free of charge to employees and retired unionized employees and their families through its own hospital at the Buenavista unit. In 2010, the Company signed an agreement with the Secretary of Health of the State of Sonora to provide these services to its retired workers and their families. The new workers of Buenavista del Cobre will receive health services from the Mexican Institute of Social Security as is the case for all Mexican workers.

FUEL, ELECTRICITY AND WATER SUPPLIES

The principal raw materials used in our operations are fuels, electricity and water. We use natural gas to power boilers and generators and for metallurgical processes at our Mexican operations and diesel fuel for mining equipment. We believe that sources of fuel, electricity and water are readily available. Although the prices of these raw materials may fluctuate beyond our control, we focus our efforts to reduce these costs through cost and energy saving measures.

Energy is the principal cost in mining, therefore the concern for its conservation and efficient usage is very important. We have energy management committees at most of our mines. The committees meet periodically to discuss consumption and to develop measures directed at saving energy. Also, alternative sources are being analyzed at the corporate level, from both traditional and renewable energy sources. This has helped us to develop a culture of energy conservation directed at the sustainability of our operations.

Peru

Fuel: In Peru, we obtain fuel primarily from a local producer. The Company believes that adequate supplies of fuel are available in Peru.

Electricity: We currently receive power from Enersur S.A. under a power purchase agreement through April 2017. In June 2014, we entered into a power purchase agreement for 120 megawatt (“MW”) with the state company Electroperu S.A., which will supply energy for our Peruvian operations for twenty years starting on April 17, 2017 and ending on April 30, 2037. In July 2014, we entered into a power purchase agreement for 120MW with a private power generator Kallpa, which will supply energy for our Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In addition, we feel confident that additional power can be obtained from the Peruvian national grid, should the need arise.

Additionally, we have nine megawatts of power generation capacity from two small hydro-generating installations at Cuajone. Power is distributed over a 224-kilometer closed loop transmission circuit, which is interconnected with the Peruvian network.

Water: We have water rights or licenses for up to 1,950 liters per second from well fields at the Huaitire, Vizcachas and Titijones aquifers and also surface water rights from the Suches lake and two small water courses, Quebrada Honda and Quebrada Tacalaya. We believe these water sources are sufficient to supply the needs of our operating units at Toquepala and Cuajone. At Ilo, we have desalinization plants that produce water for industrial and domestic use that we believe are sufficient for our current and projected needs.

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

Electricity: Electricity is used as the main energy source at our mining complexes. We purchase electricity-from the Comision Federal de Electricidad (the Federal Electricity Commission or the “CFE”), the state’s electrical power producer.  In addition, we recover some energy from waste heat boilers at the La Caridad smelter.  Accordingly, a significant portion of our operating costs in Mexico are dependent upon the pricing policies of CFE, as well as PEMEX, which reflect government policy, as well as international market prices for crude oil, natural gas and conditions in the refinery markets.

Mexico Generadora de Energia S. de R. L., (“MGE”), a subsidiary of Grupo Mexico, has completed the construction of the two power plants designed to supply power to some of the Company’s Mexican operations. It is expected that MGE will supply approximately 12% of its power output to third party energy users. These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts. In 2012, we entered into a power supply agreement with MGE through 2032. The first plant was completed in June 2013 and the second in the second quarter of 2014. MGE already has the authorization for the interconnection with the Mexican electrical system to start operations at the second plant. The first plant began to supply power to the Company in December 2013, and the second plant is ready to supply once the demand in the mine requires it.

Water: In Mexico, water is deemed a public property and industries not connected to a public service water supply must obtain a water concession from Comision Nacional del Agua (the National Water Commission or “CNA”). Water usage fees are established in the Ley Federal de Derechos (the Federal Law of Rights), which distinguishes several availability zones with different fees per unit of volume according to each zone, with the exception of Mexicana de Cobre. All of our operations have one or several water concessions and pump out the required water from wells. Mexicana de Cobre pumps water from the La Angostura dam, which is close to the mine and plants. At our Buenavista facility, we maintain our own wells and pay the CNA for water usage. Water conservation committees have been established in each plant in order to conserve and recycle water. Water usage fees are updated on a yearly basis and have been increasing in recent years. In December 2013, federal law pertaining to water rights was amended to change the method used to determine water usage fees for underground and surface water effective January 1, 2014. In 2014, the increase in usage fees had an after tax cost of $20.8 million.

ENVIRONMENTAL MATTERS

For a discussion of environmental matters reference is made to the information contained under the caption “Environmental matters” in Note 13 “Commitments and Contingencies” of the consolidated financial statements.

MINING RIGHTS AND CONCESSIONS

Peru

We have 166,696 hectares in concessions from the Peruvian government for our exploration, exploitation, extraction and production operations, at various sites, as follows:

	Toquepala	Cuajone	Ilo	Other	Total
	(hectares)
Plants	300	456	421	—	1,177
Operations	22,653	23,155	4,607	33,859	84,274
Exploration	—	—	—	81,245	81,245
Total	22,953	23,611	5,028	115,104	166,696

We believe that our Peruvian concessions are in full force and in effect under applicable Peruvian laws and that we are in compliance with all material terms and requirements applicable to these concessions. The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions.  Fees paid during 2014, 2013 and 2012, were approximately $1.2 million, $1.2 million and $1.3 million, respectively. We have two types of mining concessions in Peru: metallic and non-metallic concessions.

In 2011, the Peruvian Congress approved an amendment to the mining royalty charge. The mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. In 2014, 2013 and 2012, we made provisions of $32.4 million, $34.8 million and $51.0 million, respectively.

At the same time the Peruvian Congress amended the mining royalty charge, it enacted a new tax for the mining industry. This tax is also based on operating income and its rates range from 2% to 8.4%. For additional information see Note 7 “Income Taxes” to the consolidated financial statements.

Mexico

In Mexico we have approximately 547,815 hectares in concessions from the Mexican government for our exploration and exploitation activities as outlined on the table below.

	IMMSA	La Caridad	Buenavista	Projects	Total
	(hectares)
Mine concessions	185,018	104,854	93,706	164,237	547,815

We believe that our Mexican concessions are in full force and in effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions. Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore or mine mineral reserves. Mining concessions have a 50-year term that can be renewed for another 50 years. Holding fees for mining concessions can be from $0.4 to $9.7 per hectare depending on the beginning date of the mining concession. Fees paid during 2014, 2013 and 2012 were approximately $5.7 million, $5.6 million and $4.5 million, respectively. In addition, all of our operating units in Mexico have water concessions that are in full force and effect. Although ownership is not required in order to explore or mine a concession, we generally own the land related to our Mexican concessions. We also own all of the processing facilities of our Mexican operations and the land on which they are constructed.

In December 2013, the Mexican government enacted a new law which, among other things, established a mining royalty charge of 7.5% on earnings before taxes adjusted as defined by Mexican tax regulations and an additional royalty of 0.5% over gross income from sales of gold, silver and platinum. These charges are effective January 2014 and are deductible for income tax purposes.

ITEM 1A. RISK FACTORS

Every investor or potential investor in Southern Copper Corporation should carefully consider the following risk factors.

Financial risks

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

The table below provides the sales value of our products as a percentage of our total net sales value.

	Year Ended December 31,
Product	2014	2013	2012
Copper	78.0%	78.2%	77.0%
Molybdenum	8.8%	6.5%	6.8%
Silver	4.7%	6.6%	7.4%
Zinc	3.6%	3.4%	2.9%
Other by-products	4.9%	5.3%	5.9%

See also historical average price of our products on Item 1 Business caption “Metals prices.”

We cannot predict whether metals prices will rise or fall in the future. Future declines in metals prices, and in particular copper will have an adverse impact on our results of operations and financial condition. In very adverse market conditions, we might consider curtailing or modifying some of our mining and processing operations.

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

We have distributed a significant amount of our net income as dividends since 1996. Our dividend practice is subject to change at the discretion of our Board of Directors at any time. The amount that we pay in dividends is subject to a number of factors, including our results of operations, financial condition, cash requirements, tax considerations, future prospects, legal restrictions, contractual restrictions in credit agreements, limitations imposed by the government of Peru, Mexico or other countries where we have significant operations and other factors that our Board of Directors may deem relevant. In light of our capital investment program and global economic conditions, it is possible that future dividend distributions will be reduced from the levels of recent years.

Operational risks

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

The business of mining, smelting and refining copper, zinc and other metals is subject to a number of risks and hazards, including industrial accidents, labor disputes, unusual or unexpected geological conditions, changes in the regulatory environment, environmental hazards, weather and other natural phenomena, such as seismic activity. Such occurrences could result in damage to, or destruction of, mining operations resulting in monetary losses and possible legal liability. In particular, surface and underground mining and related processing activities present inherent risks of injury to personnel and damage to equipment. We maintain insurance against many of these and other risks, which in certain circumstances may not provide adequate coverage. Insurance against certain risks, including certain liabilities for environmental damage or hazards as a result of exploration and production, is not generally available to us or other companies within the mining industry. Nevertheless recent environmental legal initiatives have considered future regulations regarding environmental damage insurance. In case such regulations come into force, we will have to analyze the need to obtain such insurance. We do not have, and do not intend to obtain, political risk insurance. These or other uninsured events may adversely affect our financial condition and the results of operations.

Changes in the level of demand for our products could adversely affect our product sales.

Our revenue is dependent on the level of industrial and consumer demand for the refined, semi-refined metal products and concentrates we sell. Changes in technology, industrial processes and consumer habits may affect the level of demand to the extent that changes increase or decrease the need for our metal products. A change in demand, including any change resulting from economic slow-downs or recessions, could impact our results of operations and financial condition.

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

We require substantial amounts of fuel oil, electricity and other resources for our operations. Fuel, gas and power costs constituted approximately 34.6%, 34.7% and 34.7% of our total production cost in 2014, 2013 and 2012, respectively. We rely upon third parties for our supply of the energy resources consumed in our operations. The prices for and availability of energy resources may be subject to change or curtailment, due to, among other things, new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, worldwide price levels and market conditions. Disruptions in energy supply or increases in costs of energy resources or increases of other production costs could have a material adverse effect on our financial condition and results of operations.

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

Our Company is subject to health and safety laws which may restrict our operations, result in operational delays or increase our operating costs and adversely affect our financial results of operations.

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

Our efforts are focused on the health and safety of our workforce in order to continuously improve performance and compliance through implementing occupational health programs, providing adequate training and safety incentive in our operations. Despite the Company´s efforts, we are not exempt from accidents. These are reported to Mexican and Peruvian authorities as required. Regarding non-fatal accidents, in 2014, the Company´s Dart rate (rate to measure workplace injuries severe enough to warrant Day Away from work, job Restrictions and/or job Transfers) was much lower than the MSHA Dart rate (the MSHA Dart rate is published by the U.S.’s Mine Safety and Health Administration, and is used as an industry benchmark). Unfortunately, in 2014, we had five fatalities in Mexico, all Company employees; and three fatalities in Peru, one Company employee and two contractor employees. In 2013, we did not have fatalities in Peru or in Mexico. The amounts paid to the Mexican and Peruvian authorities for reportable accidents did not have an adverse effect on our results. Under Mexican and Peruvian law penalties and fines for safety violations are generally monetary, but in certain cases may lead to the temporary or permanent shutdown of the affected facility or the suspension or revocation of permits or licenses. Also, violation of security and safety laws and regulations in our Peruvian operations can be considered a crime, with a sentence of up to 10 years of prison.

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

In the last several years we have experienced a number of strikes or other labor disruptions that have had an adverse impact on our operations and operating results. As of December 31, 2014, unions represented approximately 71% of our workforce. Currently, we have labor agreements in effect for our Mexican and Peruvian operations.

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

Our mining or metal production projects may be subject to additional costs due to community actions and other factors.

In recent years, worldwide mining activity has been pressured by neighboring communities for financial commitments to fund social benefit programs and infrastructure improvements. Our projects in Peru are not exempt from these pressures. Our Tia Maria mine and Toquepala expansion projects in Peru have experienced delays while trying to resolve differences with community groups.

It appears that it is becoming a part of the Peruvian mining environment that in order to obtain acceptance from local communities for projects in their localities, demands for substantial investments in community infrastructure and upgrades must be met in order to proceed with the mining projects.

We are confident that we will continue with the Tia Maria mine and the Toquepala expansion projects. However, we cannot assure you that we will not continue to incur additional costs for community infrastructure and upgrades in order to obtain the approval of current or future mining projects.

Environmental, regulatory response to climate change, and other regulations may increase our costs of doing business, restrict our operations or result in operational delays.

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

The principal legislation applicable to our Mexican operations is the Federal General Law of Ecological Balance and Environmental Protection (the “General Law”), which is enforced by the Federal Bureau of Environmental Protection. Article 180 of this law was amended in 2011. This amendment eases the ability for an individual or entity to contest administrative acts, including environmental authorizations, permits or concessions. As a result, more legal actions supported or sponsored by non-governmental groups interested in halting projects, and not necessarily in protecting the rights of affected communities, may be filed against us. Additionally, amendments to the Civil Federal Procedures Code and the enforcement of the Environmental Liability Federal Law may result in more litigation, including suspension of the activities alleged to cause harm and/or economic fines.

The Company is subject to Peruvian environmental laws imposing closure and remediation obligations on the mining industry. Under the closure regulations, mines must submit a closure plan that includes the reclamation methods, closure cost estimates, methods of control and verification, closure and post-closure plans and financial assurance. Both, estimated costs and remediation work may increase or decrease significantly in the future as a result of changes in closure laws and regulations, changes in engineering designs and technology, permit modifications or updates, changes in mine plans, inflation or other factors as actual reclamation spending occurs and could materially impact the amounts charged to operations for reclamation and remediation.

In addition, in 2012 we decided to recognize an estimated asset retirement obligation for our mining properties in Mexico as part of our environmental commitment, even though, there is currently no enacted law, statute, ordinance, or written or oral contract requiring us to carry out mine closure and environmental remediation activities. Moreover, our Mexican operations are also subject to the environmental agreement entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement. This agreement, as well as new international treaties regarding human rights, contains environmental provisions and initiatives. We believe our operations are in material compliance with all environmental laws and regulations within the areas we operate.

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

Additionally, in 2013, the Peruvian government enacted a new soil environmental quality standard applicable to any existing facility or project that generates or could generate risk of soil contamination in its area of operation or influence. The rule applies to new projects as well as existing operations and requires soil testing analysis. We are currently working with a consultant to carry out soil sampling, studies and other tests to comply with the requirements of the rules.

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

Our mining and metal production projects may subject us to new risks.

Our Company is in the midst of a large expansion program, which may subject us to additional risks of industrial accidents.  While we believe our contractors employ safety standards and other procedures to ensure these projects are completed with proper governance, it is possible that the increased activity occurring at our sites could cause accidents of an environmental nature or danger to human life.

In August 2014, our new SX-EW plant in Mexico had an industrial accident caused by a rock slide, coupled with a construction defect in the seal of a pipe at the new leaching system containment dam, which caused a spill of copper sulfate solution in to the Bacanuchi River, a tributary of the Sonora River.  As a result of this accident the Company absorbed a charge of $91 million in its 2014 results.  While this is an unusual event in the Company’s history, we cannot offer assurance that  an accident related to our project development program will not occur again in the future and cause environmental damage or damage that causes harm or loss of life.

Our business depends upon information technology systems which may be adversely affected by disruptions, damage, failure and risks associated with implementation and integration.

Our operations depend upon information technology systems which may be subject to disruption, damage or failure from different sources, including, without limitation, installation of malicious software, computer viruses, security breaches, cyber-attacks and defects in design. In recent years, cybersecurity incidents have increased in frequency and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. We believe that we have implemented appropriate preventative measures to mitigate potential risks by implementing a certified IT service management system with the necessary controls that are frequently reviewed and tested, including a risk matrix that considers all the possible threats with an impact and probability analysis, actions to avoid or mitigate them and the corresponding testing plan. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to manipulation or improper use of our systems and networks, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Other risks

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

Our management has identified a material weakness in our internal control over financial reporting, which could, if not remediated, result in material misstatements in our future financial statements and may adversely affect our business and stock price.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). As disclosed in Item 9A “Controls and Procedures,” our management identified a material weakness in our internal control over financial reporting related to ineffective design of processes and procedures to restrict access to key financial systems and records to appropriate users.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness discussed above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Although we are implementing remedial measures designed to address the identified material weakness, if our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements. These misstatements could result in additional restatements of our consolidated financial statements, cause us to fail to meet our reporting obligations, which could result in a default under our debt instruments, reduce our ability to obtain financing, increase the cost of any financing that we obtain or cause investors to lose confidence in our reported financial information, which could lead to a decline in our stock price.

Although we are working to remedy the ineffectiveness of our internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented and considered complete, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. For more information relating to our internal control over financial reporting (and disclosure controls and procedures) and the remediation plan undertaken by us, see Item 9A “Controls and Procedures.”

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

At December 31, 2014, Grupo Mexico owned indirectly 84.6% of our capital stock. Certain of our and Minera Mexico’s officers and directors are also directors and/or officers of Grupo Mexico and/or of its affiliates. We cannot assure you that the interests of Grupo Mexico will not conflict with our minority stockholders.

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

•                  sales and dispositions of our assets;

•                  the amount of debt financing that we incur; and

•                  the approval of capital projects.

We cannot assure you that increased financial obligations of Grupo Mexico or AMC resulting from financings or for other reasons will not result in our parent corporations obtaining loans, increased dividends or other funding from us.

In addition, we have in the past engaged in, and expect to continue to engage in, transactions with Grupo Mexico and its other affiliates which are related party transactions and may present conflicts of interest. For additional information regarding the share ownership of, and our relationships with, Grupo Mexico and its affiliates, see Note 17 “Related Party Transactions.”

Unanticipated litigation or negative developments in pending litigation or with respect to other contingencies may adversely affect our financial condition and results of operations.

We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. If decided adversely to the Company, these legal proceedings, or others that could be brought against us in the future, may adversely affect our financial position or prospects. For further detailed discussion of pending litigation, please see Note 13 “Commitment and Contingencies - Litigation matters”.

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

Under the laws of Peru and Mexico, mineral resources belong to the state and government and concessions are required in both countries to explore for or exploit mineral reserves. In Peru, our mineral rights derive from concessions from MINEM for our exploration, exploitation, extraction and/or production operations. In Mexico, our mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to Mexican mining law and regulations thereunder.

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

In more recent years Peru has had political and social stability. The Peruvian government’s economic policies reduced inflation and the Peruvian economy has experienced significant growth. On October 2014 Peru held regional and mayor elections and, in 2016, will hold a new presidential election. Peruvian law prohibits the immediate reelection of the current president.

Because we have significant operations in Peru, we cannot provide any assurance that political developments and economic conditions in Peru and/or other factors will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing and our results of operations and financial condition.

Mexican economic and political conditions, as well as drug-related violence, may have an adverse impact on our business.

The Mexican economy is highly sensitive to economic developments in the United States, mainly because of its high level of exports to this market. In the last quarter of 2014, the international economy was affected by a general appreciation of the U.S. dollar that was caused by the difference between the growth rhythm and the expectations on the monetary position of the United States regarding the main advanced economies and the majority of emerging economies. Accordingly, the Bank of Mexico expects higher growth in 2015 due to the dynamism of the U.S. economy. Gross domestic product grew by 2.1% and 1.3% in 2014 and 2013, respectively, and the Bank of Mexico expects a growth between 2.5% and 3.5% in 2015. Other risks in Mexico are increases in taxes on the mining sector and higher royalties as was enacted in 2013. As has occurred in other metal producing countries, the mining industry may be perceived as a source of additional fiscal revenue.

In addition, security institutions in Mexico are under significant stress, as a result of drug-related violence. This situation creates potential risks especially for transportation of minerals and finished products, which affect a small part of our production. However, drug-related violence has had a limited impact on our operations as it has tended to concentrate outside our areas of production. If this were to change, the potential risks to our operations might increase.

Because we have significant operations in Mexico, we cannot provide any assurance that political developments and economic conditions as well as drug-related violence, in Mexico will not have a material adverse effect on market conditions, prices of our securities, on our ability to obtain financing and on our results of operations and financial condition.

Peruvian inflation and fluctuations in the nuevo sol exchange rate may adversely affect our financial condition and results of operations.

Although the U.S. dollar is our functional currency and our revenues are primarily denominated in U.S. dollars due to the countries we operate, portions of our operating costs are denominated in Peruvian nuevos soles. Accordingly, when inflation or deflation in Peru is not offset by a change in the exchange rate of the Nuevo sol, our financial position, results of operations, cash flows and the market price of our common stock could be affected.

Over the past several years, Peru has experienced one of its best economic periods. Inflation in 2014, 2013 and 2012 was 3.2%, 2.9% and 2.6%, respectively. The value of the nuevo sol has devalued against the U.S. dollar 6.9% in 2014, devaluated against the U.S. dollar 9.6% in 2013 and appreciated against the U.S. dollar, 5.4% in 2012. Although the Peruvian government’s economic policy reduced inflation and the economy has experienced significant growth in recent years, we cannot assure you that inflation will not increase from its current level or that such growth will continue in the future at similar rates or at all. Additionally a global financial economic crisis, could negatively affect the Peruvian economy.

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

Although all of our Mexican operations’ sales of metals are priced and invoiced in U.S. dollars, a substantial portion of its costs are denominated in pesos. Accordingly, when inflation in Mexico increases without a corresponding depreciation of the peso, the net income generated by our Mexican operations is adversely affected. The annual inflation rate in Mexico was 4.1% in 2014, 4.0% in 2013 and 3.6% in 2012. The Bank of Mexico has publicly announced a target of 3% inflation for 2015.

At the same time, the peso has been subject in the past to significant volatility, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso to the U.S. dollar decreased by 12.6% in 2014, decreased by 0.5% in 2013 and increased by 6.9% in 2012.

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

None.

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

REVIEW OF OPERATIONS

The following maps set forth the locations of our principal mines, smelting facilities and refineries. We operate open-pit copper mines in the southern part of Peru — at Toquepala and Cuajone — and in Mexico, at La Caridad and Buenavista. We also operate five underground mines that produce zinc, copper, silver and gold, as well as a coal mine and a coke oven.

EXTRACTION, SMELTING AND REFINING PROCESSES

Our operations include open-pit and underground mining, concentrating, copper smelting, copper refining, copper rod production, solvent extraction/electrowinning (“SX-EW”), zinc refining, sulfuric acid production, molybdenum concentrate production and silver and gold refining. The extraction and production process are summarized below.

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

If the bulk concentrated copper contains molybdenum, it is first processed in a molybdenum plant as described below under “Molybdenum Production.”

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

SOLVENT EXTRACTION/ELECTROWINNING (SX-EW)

A complementary processing method is the leaching and SX-EW process.  During the SX-EW process, low-grade sulfides ore and copper oxides are leached with sulfuric acid to allow copper content recovery.  The acid and copper solution is then agitated with a solvent that contains chemical additives that attract copper ions.  As the solvent is lighter than water, it floats to the surface carrying with it the copper content.  The solvent is then separated using an acid solution, freeing the copper.  The acid solution containing the copper is then moved to electrolytic extraction tanks to produce copper cathodes.

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

KEY PRODUCTION CAPACITY DATA:

All production facilities are owned by us.  The following table sets forth as of December 31, 2014, the locations of production facilities by reportable segment, the processes used, as well as the key production and capacity data for each location:

Facility Name	Location	Process	Nominal Capacity (1)	2014 Production	2014 Capacity Use
PERUVIAN OPEN-PIT UNIT

Mining Operations
Cuajone open-pit mine	Cuajone (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	90.0 ktpd — ore milled	84.9	94.3%
Toquepala open-pit mine	Toquepala (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	60.0 ktpd — ore milled	55.9	93.2%
Toquepala SX-EW plant	Toquepala (Peru)	Leaching, solvent extraction and cathode electrowinning	56.0 ktpy — refined	25.7	45.9%

Processing Operations
Ilo copper smelter	Ilo (Peru)	Copper smelting, blister, anodes production	1,200.0 ktpy — concentrate feed	1,022.5	85.2%
Ilo copper refinery	Ilo (Peru)	Copper refining	280 ktpy — refined cathodes	257.9	92.1%
Ilo acid plants	Ilo (Peru)	Sulfuric acid	1,050 ktpy - sulfuric acid	994.2	94.7%
Ilo precious metals refinery	Ilo (Peru)	Slime recovery & processing, gold & silver refining	320 tpy	353.0	110.3%

MEXICAN OPEN-PIT UNIT

Mining Operations
Buenavista open-pit mine	Sonora (Mexico)	Copper ore milling & recovery, copper concentrate production	76.7 ktpd — milling	74.7	97.4%
Buenavista SX-EW I, II, III plants	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	114.5 ktpy (combined)	93.4	81.6%
La Caridad open-pit mine	Sonora (Mexico)	Copper ore milling & recovery, copper & molybdenum concentrate production	94.5 ktpd — milling	94.3	99.8%
La Caridad SX-EW plant	Sonora (Mexico)	Leaching, solvent extraction & cathode electrowinning	21.9 ktpy — refined	25.2	115.1%

Processing Operations
La Caridad copper smelter	Sonora (Mexico)	Concentrate smelting, anode production	1,000 ktpy — concentrate feed	926.4	92.6%
La Caridad copper refinery	Sonora (Mexico)	Copper refining	300 ktpy copper cathode	204.3	68.1%
La Caridad copper rod plant	Sonora (Mexico)	Copper rod production	150 ktpy copper rod	129.1	86.1%
La Caridad precious metals refinery	Sonora (Mexico)	Slime recovery & processing, gold & silver refining	1.8 ktpy — slime	1.0	55.6%
La Caridad sulfuric acid plant	Sonora (Mexico)	Sulfuric acid	1,565.5 ktpy — sulfuric acid	960.8	61.4%

IMMSA UNIT

Underground mines
Charcas	San Luis Potosi (Mexico)	Copper, zinc, lead milling, recovery & concentrate production	1,460 ktpy — ore milled	752.4	51.5%
San Martin (2)	Zacatecas (Mexico)	Lead, zinc, copper & silver mining, milling recovery & concentrate production	1,606 ktpy — ore milled	—	0%
Santa Barbara	Chihuahua (Mexico)	Lead, copper and zinc mining & concentrates production	2,190 ktpy — ore milled	1,592.0	72.7%
Santa Eulalia	Chihuahua	Lead & zinc mining and milling	547.5 ktpy - ore milled	127.1	23.2%

	(Mexico)	recovery & concentrate production
Taxco (2)	Guerrero (Mexico)	Lead, zinc silver & gold mining recovery & concentrate production	730 ktpy - ore milled	—	0%
Nueva Rosita coal & coke complex(3)	Coahuila (Mexico)	Clean coal production	900 ktpy clean coal 100 ktpy coke	149.8 96.1	16.6 96.1	% %

Processing Operations
San Luis Potosi zinc refinery	San Luis Potosi (Mexico)	Zinc concentrates refining	105.0 ktpy zinc cathode	92.1	87.7%
San Luis Potosi sulfuric acid plant	San Luis Potosi (Mexico)	Sulfuric acid	180.0 ktpy sulfuric acid	171.5	95.3%

ktpd = thousands of tons per day

ktpy = thousands of tons per year

Tpy = tons per year

(1)         Our estimates of actual capacity under normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content for the relevant period.

(2)         The Taxco and San Martin mines have been on strike since July 2007.

(3)         At December 31, 2014, the coal reserves for the Nueva Rosita coal plant were 100.3 million tons with average sulfur content of 1.03% and a BTU content of 8,501 per pound.

PROPERTY BOOK VALUE

At December 31, 2014, net book values of property are as follows (in millions):

Peruvian operations:
Cuajone	$550.2
Toquepala	636.8
Tia Maria project	353.6
Ilo and other support facilities	543.3
Construction in progress	650.9
Total	$2,734.8

Mexican open-pit operations:
Buenavista	$1,083.6
La Caridad	888.4
Construction in progress	2,214.6
Mexicana del Arco	42.7
Total	$4,229.3

Mexican IMMSA unit:
San Luis Potosi	$31.8
Zinc electrolytic refinery	88.6
Charcas	52.0
San Martin	24.1
Santa Barbara	73.8
Taxco	3.3
Santa Eulalia	36.5
Nueva Rosita	18.9
Construction in progress and other facilities	60.7
Total	$389.7

Mexican administrative offices	$82.6

Total Southern Copper Corporation	$7,436.4

SUMMARY OPERATING DATA

The following table sets out certain operating data underlying our financial and operating information for each of the periods indicated.

				Variance
	Year Ended December 31,			2014-2013		2013-2012
	2014	2013	2012	Volume	%	Volume	%
COPPER (thousand pounds):
Mined
Peru open-pit
Toquepala	253,152	244,031	264,794	9,121	3.7%	(20,763)	(7.8)%
Cuajone	393,165	371,660	350,079	21,505	5.8%	21,581	6.2%
SX-EW Toquepala	56,604	62,611	70,976	(6,007)	(9.6)%	(8,365)	(11.8)%

Mexico open-pit
La Caridad	222,803	213,545	215,715	9,258	4.3%	(2,170)	(1.0)%
Buenavista	292,890	255,325	295,345	37,565	14.7%	(40,020)	(13.6)%
SX-EW La Caridad	55,583	52,636	50,284	2,947	5.6%	2,352	4.7%
SX-EW Buenavista	205,957	146,348	145,734	59,609	40.7%	614	0.4%

IMMSA unit	11,488	14,136	12,915	(2,648)	(18.7)%	1,221	9.5%
Total Mined	1,491,642	1,360,292	1,405,842	131,350	9.7%	(45,550)	(3.2)%

Smelted
Peru open-pit
Blister Ilo	—	3,681	72,407	(3,681)	(100)%	(68,726)	(94.9)%
Anodes Ilo	670,069	711,292	584,694	(41,223)	(5.8)%	126,598	21.7%

Mexico open-pit
Anodes La Caridad	568,793	486,726	575,277	82,067	16.9%	(88,551)	(15.4)%
Total Smelted	1,238,862	1,201,699	1,232,378	37,163	3.1%	(30,679)	(2.5)%

Refined
Peru Open-pit
Cathodes Ilo	568,619	597,353	475,452	(28,734)	(4.8)%	121,901	25.6%
SX-EW Toquepala	56,604	62,611	70,976	(6,007)	(9.6)%	(8,365)	(11.8)%

Mexico Open-pit
Cathodes La Caridad	450,401	414,472	471,193	35,929	8.7%	(56,721)	(12.0)%
SX-EW La Caridad	55,583	52,636	50,284	2,947	5.6%	2,352	4.7%
SX-EW Buenavista	205,957	146,348	145,734	59,609	40.7%	614	0.4%
Total Refined	1,337,164	1,273,420	1,213,639	63,744	5.0%	59,781	4.9%

Rod Mexico Open-pit - La Caridad	284,569	279,546	266,298	5,023	1.8%	13,248	5.0%

SILVER (thousand ounces)
Mined
Peru Open-pit
Toquepala	1,435	1,402	1,689	33	2.3%	(287)	(17.0)%
Cuajone	2,588	2,190	2,117	398	18.2%	73	3.4%
Mexico Open-pit
La Caridad	2,000	1,841	1,891	159	8.7%	(50)	(2.6)%
Buenavista	2,024	1,910	1,972	114	6.0%	(62)	(3.1)%

IMMSA unit	4,945	6,170	5,974	(1,225)	(19.9)%	196	3.3%
Total Mined	12,992	13,513	13,643	(521)	(3.9)%	(130)	(1.0)%

				Variance
	Year Ended December 31,			2014-2013		2013-2012
	2014	2013	2012	Volume	%	Volume	%

Refined
Ilo	3,479	3,221	2,881	258	8.0%	340	11.8%
La Caridad	7,237	9,343	8,622	(2,106)	(22.5)%	721	8.4%
IMMSA	2,632	3,009	2,365	(377)	(12.5)%	644	27.2%
Total Refined	13,348	15,573	13,868	(2,225)	(14.3)%	1,705	12.3%

MOLYBDENUM (thousand pounds)
Mined
Toquepala	13,448	10,278	9,850	3,170	30.8%	428	4.3%
Cuajone	8,821	6,907	6,307	1,914	27.7%	600	9.5%
Buenavista	4,893	792	—	4,101	517.8%	792	—
La Caridad	23,810	25,887	24,181	(2,077)	(8.0)%	1,706	7.1%
Total Mined	50,972	43,864	40,338	7,108	16.2%	3,526	8.7%

ZINC (thousand pounds)
Mined IMMSA	146,859	219,077	198,160	(72,218)	(33.0)%	20,917	10.6%
Refined IMMSA	203,118	215,374	206,225	(12,256)	(5.7)%	9,149	4.4%

SLOPE STABILITY:

Peruvian Operations

The Toquepala and Cuajone pits are approximately 825 meters and 930 meters deep, respectively. Under the present mine plan configuration the Toquepala pit will reach a depth of 1,635 meters and the Cuajone pit will reach a depth of 1,290 meters. The deepening pits present us with a number of geotechnical challenges. Perhaps the foremost concern is the possibility of slope failure, a possibility that all open-pit mines face. In order to maintain slope stability, in the past we have decreased pit slope angles, installed additional or duplicate haul road access, and increased stripping requirements. We have also responded to hydrological conditions and removed material displaced by slope failures. To meet the geotechnical challenges relating to slope stability of the open-pit mines, we have taken the following steps:

In the late 1990s, we hosted round table meetings in Vancouver, B.C. with a group of recognized slope stability and open-pit mining specialists. The agenda for these meetings was principally a review of pit design for mines with greater than 700 meter depth. The discussions included practices for monitoring, data collection and blasting processes.

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

Since 1998, a wall depressurization program has been in place in both pits. This consists of a horizontal drilling program, which improves drainage thereby reducing saturation and increasing wall stability. Additionally, a new blasting control program was put in place, implementing vibration monitoring and blasting designs of low punctual energy and pre-split techniques. Also a new slope monitoring system was implemented using reflection prisms, deformation inclinometers and piezometers for water level control, as well as real-time robotic monitoring equipment. In October 2012, two interferometric radars were put in place to monitor slope stability at the Toquepala mine, and in September 2013, new full monitoring software (FMS360) was installed. These systems improve the reliability of instrumentation, the information quality for assessing the behavior of the slopes and anticipates the risks of instability.

In 2013, a program of oriented geotechnical drilling, totaling 20,000 meters, was executed at the Toquepala mine. This program, which began in May 2013, is part of the slope stability upgrade study and it is being executed by the team of mining consultants, including Itasca S.A., Stacey Mining Geotechnical Ltd. and Piteau Associates. During the execution of this program additional instrumentation has been implemented, including eight vibrating wire piezometers. The study report includes slope stability appraisals, evaluation of the numerical modeling, slope performance and inter-ramp angle design and evaluation of hydrogeological conditions. Additionally, in 2013, at the Toquepala mine, 366.15 meters of geotechnical drilling was carried out to install 3 inclinometers in the instability zone of the west ramp. In 2014, as part of the slope stability upgrade study, the consultants completed the final report for phase 1A of this study, the preliminary structural domains and updated major structure models.

In 2013, a mining consulting group began a study of dump stability at the Toquepala mine. This study will include an assessment of the current stability of the dumps and will develop a geotechnical campaign to obtain information to assess the stability of the future and final stages of the dumps.

At the Cuajone mine, in 2007 in order to minimize the damage to the slopes caused by production blast vibrations, blasting control using three pre-split drills was implemented. Also, the slope monitoring system with reflection prisms has been replaced by a system using slope monitoring radar. In February 2012, the first radar equipment was put in service, followed in August 2013 with the second radar installation and a geotechnical surveillance camera was added. This new system improves the reliability and continuity of monitoring, improves the quality of information used to evaluate the performance of the slopes and helps better anticipate the risk of instability. The sub-surface deformation and the water level are still monitored with inclinometers and piezometers. In September 2012, we completed a program of oriented geotechnical drilling, totaling 17,938 meters, and in May 2013 we completed a program of vertical geotechnical drilling, totaling 2,814 meters, with hydraulic tests performed on rock and subsequently instrumented with inclinometers/piezometers. The geotechnical and hydraulic information obtained from the two programs will be used in the development of a geotechnical study for the new 15 year mine development plan (2015-2029). Also during 2013, we drilled 772 meters of sub-horizontal holes in order to drain the east slope of the pit. The geotechnical study for the new 15 years mine development plan, is being prepared by SRK Consulting Chile and is expected to be completed in early 2015; this study will contain recommendations for improving the stability of the pit slopes.

In 2013, the Board of Directors approved a project to improve slope stability at the south area of the Cuajone mine, which will remove approximately 148 million tons of waste material in order to improve the mine design without reducing our actual production level. For further information see Item 7 “Management Discussion and Analysis — Capital Investment Program.”

To increase the possibility of mining in the event of a slide, we have provided for two ramps of extraction for each open-pit mine. While these measures cannot guarantee that a slope failure will not occur, we believe that our mining practices are sound and that the steps taken and the ongoing reviews performed are a prudent methodology for open-pit mining.

Mexican operations

In 2004, our 15-year mine plan study for the La Caridad mine was awarded to an independent consulting firm to conduct a geotechnical evaluation. The purpose of the plan was to develop a program of optimum bench design and inter-ramp slope angles for the open-pit. The results of the evaluation presented by the consultants included a recommendation of a maximum average bench face angle of 72 degrees. Additionally, single benching was recommended for the upper sections of the west, south and east walls of the main pit. Likewise, double benching was recommended for the lower levels of the main pit and single benching for the upper slope segments that consist of either alluvial material, mine waste dumps or mineralized stockpile material. Alternatively, slopes in these types of materials, may be designed with an overall 37 degree slope. The geostructural and geotechnical parameters recommended were applied in the pit design for the new life of the mine plan for La Caridad mine prepared in 2010. This mine plan replaced the 15-year mine plan prepared in 2004. However, since final pit limits have not been yet established at La Caridad, all current pit walls are effectively working slopes. Geostructural and geotechnical data collected at the open-pit mine from cell-mapping and oriented-core drilling databases provided the basis for the geotechnical evaluation and recommendations. We continue to collect new information related to geotechnical data and other geology features in order to ensure the structural security and also to improve the geotechnical data base for future studies.

At the Buenavista mine, we are following the recommendations of a geotechnical evaluation of design slope for the 15-year pit plan. This evaluation was prepared by an independent mine consulting firm. This evaluation included the determination of optimum pit slope design angles and bench design parameters for the proposed mine plan. The objective of the study was: (1) to determine optimum inter-ramp slope angles and bench design parameters for the 15-year plan and (2) to identify and analyze any potential major instability that could adversely impact mine operation. In 2012, we installed a radar system to monitor the walls of the mine.

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

In 2013, Buenavista continued the drilling program monitoring the extraction wells in the area of Increment (Phase) 5 of the mine and beyond the current limits of the open pit mine.

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

In 2014, we continued collecting new geotechnical information from two exploration drilling projects; this data is available to analyze the geotechnical data base for new studies in accordance with slope angle for the open pit excavations. In the free face benches at the open pit mine operations, the cell-mapping was prepared to increment the geotechnical data base. Following the recommendations of geotechnical evaluation we continue monitoring the walls using the radar system.

For 2015 we will increment the geophysical information to analyze and determine the principal filtration structures, for better locations of water extraction wells. With a diamond drilling program of 19,000 meters we will supplement our geotechnical information.

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

Following is a map indicating the approximate location of, and access to, our Cuajone and Toquepala mine complexes, as well as our Ilo processing facilities:

We have ongoing maintenance and improvement programs to ensure the satisfactory performance of our equipment. We believe all our Peruvian plant’s equipment is in good physical condition and suitable for our operations.

Cuajone

Our Cuajone operations consist of an open-pit copper mine and a concentrator located in southern Peru, 30 kilometers from the city of Moquegua and 840 kilometers from Lima.  Access to the Cuajone property is by plane from Lima to Tacna (1:40 hours) and then by highway to Moquegua and Cuajone (3:30 hours).  The concentrator has a milling capacity of 90,000 tons per day.  Overburden removal commenced in 1970 and ore production commenced in 1976.  Our Cuajone operations utilize a conventional open-pit mining method to collect copper ore for further processing at the concentrator.

The table below sets forth 2014, 2013 and 2012 production information for our Cuajone operations:

		2014	2013	2012
Mine annual operating days		365	365	366
Mine
Total ore mined	(kt)	30,555	29,269	28,708
Copper grade	(%)	0.680	0.669	0.653
Leach material mined	(kt)	1,898	3,071	554
Leach material grade	(%)	0.671	0.467	0.538
Stripping ratio	(x)	4.98	4.92	4.37
Total material mined	(kt)	182,812	173,277	154,091
Concentrator
Total material milled	(kt)	30,555	29,353	28,732
Copper recovery	(%)	85.88	85.91	84.57
Copper concentrate	(kt)	702.1	659.8	620.7
Copper in concentrate	(kt)	178.3	168.6	158.8
Copper concentrates average grade	(%)	25.40	25.55	25.58
Molybdenum
Molybdenum grade	(%)	0.019	0.015	0.014
Molybdenum recovery	(%)	67.59	71.53	71.15
Molybdenum concentrate	(kt)	7.4	5.8	5.4
Molybdenum concentrate average grade	(%)	54.00	53.66	53.42
Molybdenum in concentrate	(kt)	4.0	3.1	2.9

Key:             kt = thousand tons

x = Stripping ratio obtained dividing waste plus leachable material by ore mined.

Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Geology

The Cuajone porphyry copper deposit is located on the western slopes of Cordillera Occidental, in the southern-most Andes Mountains of Peru.  The deposit is part of a mineral district that contains two additional known deposits, Toquepala and Quellaveco.  The copper mineralization at Cuajone is typical of porphyry copper deposits. The Cuajone deposit is located approximately 28 kilometers from the Toquepala deposit and is part of the Toquepala Group dated 60 to 100 million years (Upper Cretaceous to Lower Tertiary).  The Cuajone lithology includes volcanic rocks from Cretaceous to Quaternary.  There are 32 rock types including, pre-mineral rocks, basaltic andesite, porphyritic rhyolite, Toquepala dolerite and intrusive rocks, including diorite, porphyritic latite, breccias and dikes.  In addition, the following post-mineral rocks are present; the Huaylillas formation which appears in the south-southeast side of the deposit and has been formed by conglomerates, tuffs, traquites and agglomerates.  These formations date 17 to 23 million years and are found in the Toquepala Group as discordance.  The Chuntacala formation which dates 9 to 14 million years and is formed by conglomerates, flows, tuffs and agglomerates placed gradually in some cases and in discordance in others.  Also Quaternary deposits are found in the rivers, creeks and hills.  The mineralogy is simple with regular grade distribution and vertically funnel-shaped.  Ore minerals include chalcopyrite (CuFeS2), chalcosine (Cu2S) and molybdenite (MoS2) with occasional galena, tetraedrite and enargite as non-economic material.

Mine exploration

Exploration activities during the drill campaign in 2014 were as follows:

Studies	Meters	Holes	Notes
Infill drilling	5,425	20	To obtain additional information to improve confidence in our block model.
Condemnatory holes	800	2	Areas for dumps.
Total	6,225	22

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

The table below sets forth 2014, 2013 and 2012 production information for our Toquepala operations:

		2014	2013	2012
Mine annual operating days		365	365	366
Mine
Total ore mined	(kt)	19,922	19,954	20,072
Copper grade	(%)	0.626	0.611	0.658
Leach material mined	(kt)	37,939	38,847	37,065
Leach material grade	(%)	0.155	0.222	0.247
Stripping ratio	(x)	9.60	7.51	7.67
Total material mined	(kt)	211,202	169,808	173,927
Concentrator
Total material milled	(kt)	19,942	19,925	20,090
Copper recovery	(%)	91.98	90.92	90.86
Copper concentrate	(kt)	416.7	409.6	451.5
Copper in concentrate	(kt)	114.8	110.7	120.1
Copper concentrate average grade	(%)	27.55	27.02	26.60
Molybdenum
Molybdenum grade	(%)	0.042	0.033	0.033
Molybdenum recovery	(%)	73.54	71.43	66.64
Molybdenum concentrate	(kt)	10.9	8.4	8.2
Molybdenum concentrate average grade	(%)	56.02	55.46	54.37
Molybdenum in concentrate	(kt)	6.1	4.7	4.5
SX-EW plant
Estimated leach recovery	(%)	25.94	25.69	25.56
SX-EW cathode production	(kt)	25.7	28.4	32.2

Key: kt	= thousand tons
x	= Stripping ratio obtained dividing waste plus leachable material by ore mined.

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

Mine Exploration

Exploration activities during the drill campaign in 2014 were as follows:

Studies	Meters	Holes	Notes
Leach and ore confirmation for phase 4 and 5	3,677	10	To confirm the lateral continuity of the ore body and leaching material
Exploration Micalaco fault and hydrogeological drill	464	2	To define rock mass quality and hydrogeological behavior.
Total	4,141	12

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

Copper oxides from Cuajone with a copper grade higher than 0.208%, with an acid solubility index higher than 43% and a cyanide solubility index higher than 17% are leached. In Toquepala, the leach material cutoff grade is 0.153% and therefore material with a total copper grade between 0.153% and 0.300% are leached. Copper in solution produced at Cuajone is sent to Toquepala through an eight-inch pipe laid alongside the Cuajone-Toquepala railroad track.

Plant and equipment are supported by a maintenance plan and a quality management system to assure good physical condition and high availability. The SX-EW plant management quality system (including leaching operations) has been audited periodically since 2002 by an external audit company, and found to be in compliance with the requirements of the ISO 9001-

2008 standard. In 2012, we obtained the certification OHSAS 18001 of our occupational health and safety system and the ISO14001-2004 for our environmental standards at the SX-EW plant.

Processing Facilities - Ilo

Our Ilo smelter and refinery complex is located in the southern part of Peru, 17 kilometers north of the city of Ilo, 121 kilometers from Toquepala, 147 kilometers from Cuajone and 1,240 kilometers from the city of Lima. Access is by plane from Lima to Tacna (1:40 hours) and then by highway to the city of Ilo (2:00 hours). Additionally, we maintain a port facility in Ilo, from which we ship our product and receive supplies. Product shipped and supplies received are moved between Toquepala, Cuajone and Ilo on our industrial railroad.

Smelter

Our Ilo smelter produces copper anodes for the refinery we operate as part of the same facility. Copper produced by the smelter exceeds the refinery’s capacity and the excess is sold to other refineries around the world. In 2007, we completed a major modernization of the smelter. The nominal installed capacity of the smelter is 1,200,000 tons of concentrate per year.

Copper concentrates from Toquepala and Cuajone are transported by railroad to the smelter, where they are smelted using an ISASMELT furnace, converters and anode furnaces to produce copper anodes with 99.7% copper. At the smelter, the concentrates are mixed with flux and other material and sent to the ISASMELT furnace producing a mixture of copper matte and slag, which is tapped through a taphole to either of two rotary holding furnaces, where these smelted phases will be separated. Copper matte contains approximately 63% copper. Copper matte is then sent to the four Pierce Smith converters, where the material is oxidized in two steps: (1) the iron sulfides in the matte are oxidized with oxygen enriched air and silica is added producing slag that is sent to the slag cleaning furnaces, and (2) the copper contained in the matte sulfides is then oxidized to produce blister copper, containing approximately 99.3% copper. The blister copper is refined in two anode furnaces by oxidation to remove sulfur with compressed air injected into the bath. Finally, the oxygen content of the molten copper is adjusted by reduction with injection of liquefied petroleum gas with steam into the bath. Anodes, containing approximately 99.7% copper, are cast in two casting wheels. The smelter also can produce blister copper bars, especially when an anode furnace is in general repair.

The table below sets forth 2014, 2013 and 2012 production and sales information for our Ilo smelter plant:

Smelter		2014	2013	2012
Concentrate smelted	(kt)	1,022.5	1,072.8	996.6
Average copper recovery	(%)	97.5	97.9	97.7
Blister production	kt	—	1.7	33.1
Average blister grade	(%)	—	99.35	99.34
Anode production	(kt)	304.7	323.5	265.9
Average anode grade	(%)	99.75	99.75	99.73
Sulfuric acid produced	(kt)	994.2	1,025.8	968.7
Sales data:
Blister sales	(kt)	—	1.67	32.84
Anode sales	(kt)	—	1.00	2.51
Average blister sales price	($/lb)	—	3.98	3.48
Average anode sales price	($/lb)	—	3.26	3.93
Average sulfuric acid price	($/ton)	64.67	94.89	133.98

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

The smelter also has two oxygen plants. Plant No. 1, with 272 tons per day of production capacity, and Plant No.2, with 1,045 tons per day of capacity.

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

Anodes are suspended in tanks containing a solution of sulfuric acid and copper sulfate. A low voltage but high amperage electrical current is passed through the anodes, chemical solution and cathodes in order to dissolve copper which is deposited on initially very thin starting sheets increasing its thickness to produce high grade copper cathodes. During this process, silver, gold and other metals, including palladium, platinum and selenium, along with other impurities, settle on the bottom of the tank in the form of anodic slime. This anodic slime is processed in a precious metal plant where silver, gold and selenium are recovered.

The table below sets forth 2014, 2013 and 2012 production and sales information for our Ilo refinery and precious metals plants:

		2014	2013	2012
Refinery
Cathodes produced	(kt)	257.9	271.0	215.7
Average copper grade	(%)	99.998	99.971	99.998
Refined silver produced	(000 Kg)	108.2	100.2	89.6
Refined gold produced	(kg)	225.8	238.3	184.2
Commercial grade selenium produced	(tons)	50.0	51.5	41.5
Sales data:
Average cathodes sales price	($/lb)	3.17	3.37	3.67
Average silver sales price	($/oz)	19.11	24.26	30.76
Average gold sales price	($/oz)	1,259.01	1,392.49	1,663.91

Key:       kt = thousand tons

In addition to the processing facilities, the refinery has a production control section, a laboratory which provides sample analysis throughout the Company, a maintenance department, a desalinization plan and other support facilities.

Other facilities in Ilo are a coquina plant with a production capacity of 200,000 tons per year of seashells and a lime plant with a capacity of 80,000 tons per year.  We also operate an industrial railroad to haul production and supplies between Toquepala, Cuajone and Ilo.

The industrial railroad’s main equipment includes locomotives of different types and rolling stock with different types of cars and capacities. The track runs in a single 214 kilometer standard gauge line and supports a 30-ton axle load. The total length of the track system is around 257 kilometers including main yards and sidings. The infrastructure includes 27 kilometers of track under tunnels and one concrete bridge. The industrial railroad includes a car repair shop which is responsible for maintenance and repair of the car fleet. Annual tonnage transported is approximately 5.1 million tons.

MEXICAN OPERATIONS

Following is a map indicating the approximate locations of our Mexican mines and processing facilities:

MEXICAN OPEN-PIT SEGMENT

Our Mexican open-pit segment operations combine two units of Minera Mexico, La Caridad and Buenavista, which include La Caridad and Buenavista mine complexes and smelting and refining plants and support facilities, which service both complexes.

Following is a map indicating the approximate location of, and access to, our Mexican open-pit mine complexes, as well as our processing facilities:

We have ongoing maintenance and improvement programs to ensure the satisfactory performance of our equipment. We believe all our Mexican open-pit segment equipment is in good physical condition and suitable for our operations.

Buenavista

The Buenavista mining unit operates an open-pit copper mine, a concentrator and three SX-EW plants. It is located 100 air-kilometers northwest of La Caridad and 40 kilometers south of the Arizona, U.S. - Mexican border. It lies on the outskirts of the city of Cananea. Buenavista is connected by paved highways to the border city of Agua Prieta to the northeast, to the town of Nacozari in the southeast and to the town of Imuris to the west. Buenavista is also connected by railway to Agua Prieta and Nogales. A municipal airport is located approximately 20 kilometers to the northeast of Buenavista.

In 2010, a strike of approximately three years was settled and full production was restored in 2011. In 2013, mine operations were affected by flooding problems caused by unusual rains in the area, as a consequence we lost approximately 22,900 tons of copper production. The mine restored full operations by the end of the third quarter of 2013.

In August 2014, a spill of copper sulfate solution occurred at a leaching pond for Buenavista’s new SX-EW III plant. The solution reached the Bacanuchi River, a tributary of the Sonora River. We took immediate action to contain the spill and expedite the cleanup, also to comply with all the legal requirements. A trust fund of two billion pesos (approximately $150 million) was established to support remedial action and provide compensation to those adversely affected by this accident. In 2014, Buenavista deposited one billion pesos (approximately $74.9 million) in the trust, which are available to compensate claims as they arise. A technical committee, comprised of government representatives, Company personnel and specialists assisted by a team of environmental experts, was created to manage the fund.  We believe that most of the damage caused by the spill has been corrected.

We have started a major capital investment program at Buenavista, which includes our third SX-EW plant with a planned annual capacity of 120,000 tons of copper, which started operations in June 2014, producing 32,927 tons of copper cathodes in 2014; a concentrator expansion with an increase in production capacity of 188,000 tons per year; and two molybdenum plants with a combined annual capacity of 4,600 tons. This investment program is underway and we expect to complete it in two phases. The first phase was completed in 2014 and we expect to complete the second phase in 2015 with an expected further increase in annual copper production of 188,000 tons. With these investments, we expect the total production capacity at Buenavista will reach 488,000 tons of copper by the end of 2015.

The concentrator has a nominal milling capacity of 76,700 tons per day. The SX-EW facility has a cathode production capacity of 174,470 tons per year. The Buenavista ore body is considered one of the world’s largest porphyry copper deposits. Buenavista is the oldest continuously operated copper mine in North America, with operations dating back to 1899. High grade ore deposits in the district were mined exclusively using underground methods. The Anaconda Company acquired the property in 1917. In the early 1940s, Anaconda started developing the first open-pit in Buenavista. In 1990, through a public auction procedure, Minera Mexico acquired 100% of the Buenavista mining assets for $475 million. Buenavista is currently applying conventional open-pit mining methods to extract copper ore for further processing in the concentrator. Two leach ore crushers and the corresponding belt conveying systems are used to convey the leachable material to the heaps. Likewise, run-off mine leachable ore is hauled by trucks to the leach dumps.

The following table shows 2014, 2013 and 2012 production information for Buenavista:

		2014	2013	2012
Mine annual operating days		365	365	366
Mine:
Total ore mined	(kt)	27,291	25,260	25,763
Copper grade	(%)	0.581	0.559	0.632
Leach material mined (*)	(kt)	142,288	131,559	66,241
Leach material grade	(%)	0.263	0.238	0.275
Stripping ratio	(x)	8.93	7.18	4.86
Total material mined	(kt)	271,026	206,710	150,871
Concentrator:
Total material milled	(kt)	27,278	25,277	25,748
Copper recovery	(%)	83.81	81.93	82.30
Copper concentrate	(kt)	565.7	476.5	511.6
Copper in concentrate	(kt)	132.9	115.8	134.0
Copper concentrate average grade	(%)	23.49	24.31	26.18
SX-EW plant
Estimated leach recovery	(%)	58.47	50.11	53.29
SX-EW cathode production	(kt)	93.4	66.4	66.1

Key: kt = thousand tons

x = Stripping ratio obtained dividing waste plus leachable material by ore mined.

The copper grade is total grade.

(*) The 2013 increase in leach material mined was due to the additional material mined for the new SX-EW III plant that started operations in the second quarter of 2014.

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

An extensive and economically important zone of supergene enrichment, with disseminated and stockworks of chalcocite (Cu2S), developed below the iron oxide capping. This zone coincides with the topography and has an average thickness of 300 meters. A mixed zone of secondary and primary sulfides underlay the chalcocite blanket. The hypogene mineralization, principally chalcopyrite (CuFeS2), extensively underlies the ore body. Molybdenite occurs throughout the deposit and the content tends to increase with depth.

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

Mine Exploration

In-fill core drilling was conducted at the Buenavista zinc-copper-silver deposit, including directional drilling for geotechnical purposes. A deep drilling campaign was initiated in 2011 to explore the extent of the deposit at depth, drilling a total of 3,860 meters in 2012. For short-term mine planning, 6,652 meters were drilled to confirm copper grade and metallurgical recoveries. Also, in 2011, a condemnation drilling program was initiated to define areas for future infrastructure, as well as areas where leach and waste dumps will be deposited. A total of 28,369 meters of core drilling were completed in 2011. A geohydrology program was initiated in 2011 to explore the possibility of groundwater sources within the mine limits, and a total of 29,750 meters of diamond drilling were drilled in 2012. In addition, 3,797 meters were drilled for water monitoring wells. We did not have a drilling campaign in 2013. In 2014, we performed a drilling program of 20,000 meters in order to verify the reserves. For 2015, we plan to drill 15,000 meters to define reserves and to confirm copper and molybdenum grades.

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

SX-EW Plant

The Buenavista unit operates a leaching facility and three SX-EW plants. All copper ore with a grade lower than the mill cut-off grade of 0.38%, but higher than 0.25%, is delivered to the leach dumps. A cycle of leaching and resting occurs for approximately five years in the run-of-mine dumps and three years for the crushed leach material.

The Buenavista unit currently maintains 18.1 million cubic meters of pregnant leach solution in inventory with a concentration of approximately 1.82 grams of copper per liter.

There are three irrigation systems for the dumps and eleven dams for the pregnant leach solution (PLS).  Plant I has four solvent extraction tanks with a nominal capacity of 18,000 liters per minute of PLS and 54 electrowinning cells and has a daily production capacity of 30 tons of copper cathodes with 99.999% purity. Plant II has five trains of solvent extraction with a nominal capacity of 62,000 liters per minute of PLS and 220 cells distributed in two bays and has a daily production capacity of 120 tons of copper cathodes with 99.9% purity. Plant III has 3 trains of solvent extraction with a nominal capacity of 167,100 liters per minute of PLS and 270 cells distributed in two bays and has a daily production capacity of 328 tons of copper cathodes with 99.9% purity. The plant will produce copper cathodes of LME grade A. Please see “Capital Investment Program” under Item 7 for further information.

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

The concentrator began operations in 1979, the molybdenum plant was added in 1982, the smelter in 1986, the first sulfuric acid plant in 1988, the SX-EW plant in 1995, the second sulfuric acid plant in 1997, the copper refinery in 1997, the rod plant in 1998, the precious metals refinery in 1999 and the dust and effluents plant in 2012.

The table below sets forth 2014, 2013 and 2012 production information for La Caridad:

		2014	2013	2012
Mine annual operating days		365	365	366
Mine
Total ore mined	(kt)	34,251	33,570	33,556
Copper grade	(%)	0.343	0.344	0.344
Leach material mined	(kt)	31,164	30,426	34,848
Leach material grade	(%)	0.239	0.225	0.224
Stripping ratio	(x)	1.67	1.64	1.58
Total material mined	(kt)	91,454	88,595	86,632
Concentrator
Total material milled	(kt)	34,427	33,629	33,434
Copper recovery	(%)	85.53	83.76	85.06
Copper concentrate	(kt)	458.8	459.6	461.5
Copper in concentrate	(kt)	101.1	96.9	97.8
Copper concentrate average grade	(%)	22.03	21.08	21.20
Molybdenum
Molybdenum grade	(%)	0.039	0.044	0.043
Molybdenum recovery	(%)	81.52	79.81	76.44
Molybdenum concentrate	(kt)	20.2	21.8	20.3
Molybdenum concentrate average grade	(%)	53.55	53.96	54.09
Molybdenum in concentrate	(kt)	10.8	11.7	11.0
SX-EW plant
Estimated leach recovery	(%)	38.56	38.79	39.20
SX-EW cathode production	(kt)	25.2	23.9	22.8

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

Supergene enrichment, consists of completes to partial chalcosite (Cu2S) replacement of chalcopyrite (CuFeS2). The zone of supergene enrichment occurs as a flat and tabular blanket with an average diameter of 1,700 meters and thickness generally between 0 and 90 meters.

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

In 2008, La Caridad finished a large exploration program of 50,000 meters. The target was to reach to the 900 level in order to reduce the drilling space and to define the copper and molybdenum mineralization continuity and also carry out metallurgical testing for the flotation and leaching processes. There was no exploration program between 2009 and 2011. In 2012, we drilled 10,000 meters and further defined the extent of the copper and molybdenum mineralization. There was no exploration program in 2013 and 2014. For 2015, we plan to conduct a 10,000 meter drilling program to define a high grade ore body located in the south western edge of the pit.

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

SX-EW Plant

Approximately 693.7 million tons of leaching ore with an average grade of approximately 0.246% copper have been extracted from the La Caridad open-pit mine and deposited in leaching dumps from May 1995 to December 31, 2013. All copper ore with a grade lower than the mill cut-off grade 0.30%, but higher than 0.15% copper, is delivered to the leaching dumps. In 1995, we completed the construction of a SX-EW facility at La Caridad that has allowed processing of this ore and certain leach ore reserves that were not mined and has resulted in a reduction in our copper production costs. The SX-EW facility has an annual design capacity of 21,900 tons of copper cathodes.

The plant has three trains of solvent extraction with a nominal capacity of 2,400 cubic meters per hour and 94 electrowinning cells distributed in one single electrolytic bay. The plant has a daily production capacity of 65 tons of copper cathodes with 99.999% purity.

Processing Facilities — La Caridad

Our La Caridad complex includes a smelter, an electrolytic copper refinery, a precious metal refinery and a copper rod plant. The distance between this complex and the La Caridad mine is approximately 24 kilometers.

Smelter

Copper concentrates from Buenavista, Santa Barbara, Charcas and La Caridad are transported by rail and truck to the La Caridad smelter where they are processed and cast into copper anodes of 99.2% purity. Sulfur dioxide off-gases collected from the flash furnace, the El Teniente converter and conventional converters are processed into sulfuric acid at two sulfuric acid plants. Approximately 2% to 3% of this acid is used by our SX-EW plants and the balance is sold to third parties.

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

Other facilities include a lime plant with a capacity of 132,000 tons per year, two sulfuric acid plants with capacity of 2,625 and 2,135 tons per day, three oxygen plants each with a production capacity of 275 tons per day; and two power turbo generators.

In 2012, we started operating a dust and effluent plant with a treatment capacity of 3,100 tons per year which will produce 720 tons of copper by-products and 11,000 tons of lead per year. This plant is designed to reduce dust emissions from La Caridad metallurgical complex.

The table below sets forth 2014, 2013 and 2012 production information for the La Caridad processing facilities:

		2014	2013	2012
Smelter
Total copper concentrate smelted	(kt)	926.4	722.6	904.3
Anode copper production	(kt)	259.6	222.1	263.0
Average copper content in anode	(%)	99.38	99.42	99.22
Average smelter recovery	(%)	97.4	98.8	97.4
Sulfuric acid production	(kt)	960.8	719.5	887.8
Refinery
Refined cathode production	(kt)	204.3	188.0	213.7
Refined silver production	(000 kg)	225.1	290.6	268.2
Refined gold production	(Kg)	1,541.8	1,269.0	1,426.7
Rod Plant
Copper rod production	(kt)	129.1	126.8	120.8
Sales data:
Average realized price copper rod	($ per lb)	3.18	3.45	3.72
Average premium copper rod	($ per lb)	0.10	0.11	0.12
Average realized price gold	($ per ounce)	1,240.67	1,430.85	1,666.66
Average realized price silver	($ per ounce)	18.77	23.93	31.17
Average realized price sulfuric acid	($ per ton)	66.40	79.55	105.40

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

The table below sets forth 2014, 2013 and 2012 production information for our Mexican IMMSA unit:

		2014	2013	2012
Average annual operating days(*)		247	307	299
Total material mined and milled	(kt)	2,471	3,066	2,907
Zinc average ore grade	(%)	3.00	3.58	3.49
Zinc concentrate produced	(kt)	124.0	185.3	167.0
Zinc concentrate average grade	(%)	53.74	53.64	53.84
Zinc average recovery	(%)	89.73	90.62	88.48
Lead average ore grade	(%)	1.06	0.96	0.86
Lead concentrate produced	(kt)	36.1	40.1	35.3
Lead concentrate average grade	(%)	61.72	59.69	56.52
Lead average recovery	(%)	85.16	81.63	79.80
Copper average ore grade	(%)	0.39	0.39	0.40
Copper concentrate produced	(kt)	20.1	23.9	19.7
Copper concentrate average grade	(%)	25.95	26.78	29.70
Copper average recovery	(%)	54.31	53.59	50.62
Silver average ore grade	(ounces)	2.71	2.79	2.81
Silver in concentrates	(000 Ounces)	4,944.9	6,170.2	5,974.3
Silver concentrate average grade	(ounces)	162.7	175.7	190.3
Silver average recovery	(%)	81.14	79.24	80.25

kt =  thousand tons

(*) Weighted average annual operating days based on total material mined and milled in the three active mines: Charcas, Santa Barbara, and Santa Eulalia.

Charcas

The Charcas mining complex is located 111 kilometers north of the city of San Luis Potosi in the State of San Luis Potosi, Mexico. Charcas is connected to the state capital by a paved highway of 130 kilometers. It was discovered in 1573 and operations in the 20th century began in 1911. The complex includes three underground mines (San Bartolo, Rey-Reina and La Aurora) and one flotation plant that produces zinc, lead and copper concentrates, with significant amounts of silver. The Charcas mine is characterized by low operating costs and good quality ores and is situated near the zinc refinery. Regarding its geology, economic ore is found as replacement sulfurs in carbonates host rock. The ore mineralogy is comprised predominantly of calcopyrite (CuFeS2), sphalerite (ZnS), galena (PbS) and silver minerals as diaphorite (Pb2Ag3Sb3S8). The Charcas mine is now Mexico’s largest producer of zinc.

Mine exploration in 2014 included 38,643 meters of surface diamond drilling and 16,893 meters from underground stations, which increased our reserves by 1,474,964 tons. For 2015, 30,000 meters of surface drilling are planned to identify additional reserves.

Santa Barbara

The Santa Barbara mining complex is located approximately 26 kilometers southwest of the city of Hidalgo del Parral in southern Chihuahua, Mexico. The area can be reached via paved road from Hidalgo del Parral, a city on a federal highway. It was discovered in 1536 and mining activities in the 20th century began in 1913. Santa Barbara includes three main underground mines (San Diego, Segovedad and Tecolotes) and a flotation plant and produces lead, copper and zinc concentrates, with significant amounts of silver.

Regarding its geology, economic ore minerals include sphalerite (ZnS), marmatite (ZnFeS), galena (PbS), chalcopyrite (CuFeS2) and tetrahedrite (CuFe12Sb4S13). Due to the variable characteristics of the ore bodies, four types of mining methods are used: shrinkage stoping, long-hole drilled open stoping, cut-and-fill stoping and horizontal bench stoping. The ore, once crushed, is processed in the flotation plant to produce concentrates.

Mine exploration in 2014 included 46,000 meters of surface diamond drilling and 15,231 meters from underground stations, which increased reserves by 4,084,041 tons. For 2015, 46,000 meters of diamond drilling are planned to identify additional reserves.

Santa Eulalia

The mining district of Santa Eulalia is located in the central part of the state of Chihuahua, Mexico, approximately 26 kilometers east of the city of Chihuahua, and is connected to the city of Chihuahua by a paved road (highway no. 45). It was discovered in 1590 but exploitation began in 1870. The main mines in Santa Eulalia are The Buena Tierra mine and the San Antonio mine.

Regarding its geology, the mineralization corresponds in its majority to ore skarns: silicoaluminates of calcium, iron and manganese with variable quantities of lead, zinc, copper and iron sulfides. Economic ore include sphalerite (ZnS), galena (PbS) and small quantities of pyrargyrite (Ag3SbS3).

Mine exploration in 2014 included 17,300 meters of surface drilling. For 2015, a 20,000 meters of diamond drilling program is planned to identify additional reserves.

In May 2010, the Santa Eulalia mine suspended operations due to a flooding in the area brought on by the failure of a dike caused by excess water pressure. The rehabilitation work was completed in April 2013, allowing us to restore production until it was interrupted by another flood in the third quarter 2014.

San Martin

San Martin has been on strike since July 2007. Please see Note 13 “Commitments and Contingencies — Labor matters” to our consolidated financial statements.

The San Martin mining complex is located in the municipality of Sombrerete in the western part of the state of Zacatecas, Mexico. Access to the property is via a federal highway between the cities of Durango and Zacatecas. It was discovered in 1555 and mining operations in the 20th century began in 1949. The complex includes an underground mine and a flotation plant and produces lead, copper and zinc concentrates, with significant amounts of silver. Regarding its geology, economic ore is found as replacement ore bodies which includes chalcopyrite (CuFeS2), sphalerite (ZnS), galena (PbS), bornite (Cu5FeS4) and others. There was no mine exploration drilling in the three years ended December 31, 2014 because of the strike.

Taxco

Taxco has been on strike since July 2007.  Please see Note 13 “Commitments and Contingencies — Labor matters” to our consolidated financial statements.

The Taxco mining complex is located on the outskirts of the city of Taxco in the northern part of the state of Guerrero, Mexico. It was discovered in 1519 and mining activities in the 20th century began in 1918. The complex includes several underground mines (San Antonio, Guerrero and Remedios) and a flotation plant and produces lead and zinc concentrates, with some amounts of gold and silver. Regarding its geology, economic ore is found in the deposits in veins and includes argentiferous galena (PbS), sphalerite (ZnS), pyrargyrite (Ag3SbS3), and other sulfosalts. The most mineralized zones are in the vicinity of the veins with the limestone.

Processing Facilities - San Luis Potosi

Our San Luis Potosi electrolytic zinc refinery is located in the city of San Luis Potosi, in the state of San Luis Potosi, Mexico.  The city of San Luis Potosi is connected to our refinery by a major highway.

Zinc Refinery

The San Luis Potosi electrolytic zinc refinery was built in 1982 and was designed to produce 105,000 tons of refined zinc per year by treating up to 200,000 tons of zinc concentrate from our own mines, principally Charcas, which is located 113 kilometers from the refinery.  The refinery produces special high grade zinc (99.995% zinc), high grade zinc (over 99.9% zinc) and zinc-based alloys with aluminum, lead, copper or magnesium in varying quantities and sizes depending on market demand.  Refined silver and gold production is obtained from tolling services provided by a third party mining company.

The electrolytic zinc refinery has an acid plant, a steam recovery boiler and a roaster. There is also a calcine processing area with five leaching stages: neutral, hot acid, intermediate acid, acid, purified fourth and jarosite, as well as two stages for solution purifying.

The table below sets forth 2014, 2013 and 2012 production information for our San Luis Potosi zinc refinery:

		2014	2013	2012
Total zinc concentrate treated	(kt)	187.3	193.7	173.2
Refined zinc produced	(kt)	92.1	97.7	93.5
Sulfuric acid produced	(kt)	171.5	175.2	159.1
Refined silver produced	(kt)	11.0	11.6	15.6
Refined gold produced	(k)	16.0	9.0	14.7
Refined cadmium produced	(kt)	0.6	0.6	0.6
Average refinery recovery	(%)	94.1	94.5	95.4
Average realized price refined zinc	($ per lb)	103.7	92.4	95.0
Average realized price zinc concentrate	($ per lb)	92.6	82.5	—
Average realized price silver	($ per oz)	19.28	22.95	31.29

kt =                thousand tons

Nueva Rosita Coal and Coke Complex

The Nueva Rosita coal and coke complex began operations in 1924 and is located in the state of Coahuila, Mexico, on the outskirts of the city of Nueva Rosita near the Texas border. It includes (a) an underground coal mine, which has been closed since 2006; (b) an open-pit mine with a yearly capacity of approximately 350,000 tons of coal; (c) a coal washing plant with a capacity of 900,000 tons per year that produces high quality clean coal; and d) a re-engineered and modernized 21 ovens coke facility capable of producing 100,000 tons of coke per year (metallurgical, nut and fine) of which, 95,000 tons are metallurgical coke. There is also a by-product plant to clean the coke gas oven in which tar, ammonium sulfate and light crude oil are recovered. There are also two boilers, which produce 80,000 pounds of steam that is used in the by-products plant. We believe the plant’s equipment is in good physical condition and suitable for our operations.

Coke production is sold to Penoles and other Mexican consumers in northern Mexico. We sold 90,796 tons, 76,831 tons and 69,638 tons of metallurgical coke in 2014, 2013 and 2012, respectively. We expect to sell 84,622 tons of metallurgical coke in 2015.

Carbon mine exploration

In Coahuila, an intensive exploration program of diamond drilling has identified two additional areas, Esperanza with a potential for more than 30 million tons of “in place” mineralized coal and Guayacan with a potential for 15 million tons of “in place” mineralized coal, that could be used for a future coal-fired power plant. In 2013 we drilled 2,451 meters and increased our coal reserve estimate by 39,552 tons at the La Conquista pit.  During 2014, we executed 3,100 meters of diamond drilling and 300,000 tons of additional reserves were determined. For 2015, we expect to execute a drilling program of 3,000 meters.

The table below sets forth 2014, 2013 and 2012 production information for our Nueva Rosita coal and coke complex:

		2014	2013	2012
Coal mined — open-pit	(kt)	276.1	291.5	325.3
Average BTU content	BTU/Lb	9,485	9,485	9,000
Average percent sulfur	%	1.49	1.87	1.50
Clean coal produced	(kt)	149.8	141.3	148.2
Coke tonnage produced	(kt)	96.1	93.2	91.2
Average realized price - Coal	($ per ton)	46.2	46.8	38.1
Average realized price - Arsenic clean coal	($ per ton)	—	78.33	—
Average realized price - Coke	($ per ton)	260.52	299.58	318.7

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

Our Peruvian operations, including the Toquepala and Cuajone reserves, are classified into proven (measured), probable (indicated) and possible (inferred) categories based on a Relative Confidence Bound Index (“RCB Index”) that measures our level of geologic knowledge and confidence in each block. The RCB index is a measure of relative confidence in the block grade estimate. This approach combines the local variability of the composites used to krig a block with the kriging variance and incorporates the use of confidence intervals in measuring uncertainty of the block estimates relative to each other. The final resource classification is then based on the distribution of these RCB values for blocks above 0.05% copper. It is the distribution that is used to find the breaks between proven/probable and probable/possible.

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

Pursuant to SEC guidance, the reserves information in this report are calculated using average metals prices over the most recent three years unless otherwise stated. We refer to these three-year average metals prices as “current prices.” Our current prices for copper are calculated using prices quoted by COMEX, and our current prices for molybdenum are calculated according to Platt’s Metals Week. Unless otherwise stated, reserves estimates in this report use $3.36 per pound for copper and $11.39 per pound for molybdenum, both current prices as of December 31, 2014. The current prices for copper and molybdenum were $3.65 and $12.74 as of December 31, 2013 and $3.68 and $14.52 as of December 31, 2012, respectively.

For internal ore reserve estimation, our management uses long-term metal price assumptions for copper and molybdenum. At December 31, 2014, we are using $2.90 per pound of copper and $9.50 per pound of molybdenum which we believe to be conservative prices for long-term trends.  At December 31, 2013 we considered $2.00 per pound of copper and $12.00 per pound of molybdenum. For other forecast and planning purposes, particularly related to merger and acquisition activities, our management considers various other price scenarios. The use of these other price assumptions does not affect the preparation of our financial statements.

For the years 2014, 2013 and 2012, we have used reserve estimates based on current average prices as of the most recent three year then ended to determine amortization of mine development and intangible assets.

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

The persons responsible for ore reserve calculations are as follows:

Peruvian open-pit:

Cuajone mine — Edgar A. Pena Valenzuela, Superintendent Mine Engineering

Toquepala mine — Wilbert Perez, Superintendent Mine Engineering

Tia Maria project:

Javier Salazar Munoz — Mine Manager

Jaime Arana Murriel — Leaching Manager — Investment projects

Elias Villarreal Salazar - Mine Engineer — Investment projects

Yuver Velasquez Pari - Mine Engineer — Investment projects

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

El Arco project:

Fred Fest - Engineering advisor - Mintec Inc.

Angangueo project:

James E. Lonergan — Engineering advisor - Mintec Inc.

For more information regarding our reserve estimates, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Ore Reserves.”

Ore Reserves Estimated at Current Prices:

The table below details our estimated proven and probable copper and molybdenum reserves at December 31, 2014 based on the last three year average market prices following SEC guidance:

	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT		TOTAL	MEXICAN	DEVELOPMENT PROJECTS
	Cuajone Mine (1)	Toquepala Mine (1)	Buenavista Mine (1)	La Caridad Mine (1)	OPEN-PIT MINES	IMMSA UNIT (2)	Tia Maria	El Arco	Angangueo
Mineral Reserves
Metal prices:
Copper ($/lb.)	3.359	3.359	3.359	3.359	3.359	3.359	3.359	3.359	3.359
Molybdenum ($/lb.)	11.394	11.394	11.394	11.394	11.394			11.394
Cut-off grade	0.184%	0.208%	0.155%	0.121%	0.163%			0.145%
Proven
Sulfide ore reserves (kt)	1,296,766	2,203,725	3,398,654	2,400,983	9,300,128	17,665		1,272,614	1,511
Average grade:
Copper	0.549%	0.546%	0.451%	0.232%	0.431%	0.430%		0.439%	1.710%
Molybdenum	0.019%	0.031%	0.009%	0.030%	0.021%			0.007%
Lead						1.220%			0.430%
Zinc						2.710%			2.630%
Leachable material (kt)	699	695,281	2,075,636	481,304	3,252,920		222,149	165,191
Leachable material grade	0.595%	0.192%	0.164%	0.188%	0.174%		0.321%	0.369%

Probable
Sulfide ore reserves (kt)	765,449	298,231	1,505,469	1,169,544	3,738,693	28,211		776,828	5,009
Average grade:
Copper	0.394%	0.350%	0.396%	0.210%	0.334%	0.510%		0.372%	1.330%
Molybdenum	0.017%	0.010%	0.010%	0.031%	0.018%			0.007%
Lead						0.860%			0.440%
Zinc						2.850%			2.630%
Leachable material (kt)	4,182	1,004,426	764,907	136,763	1,910,278		542,863	67,352
Leachable material grade	0.583%	0.148%	0.142%	0.173%	0.148%		0.357%	0.198%

Total
Sulfide ore reserves (kt)	2,062,215	2,501,956	4,904,123	3,570,527	13,038,821	45,876		2,049,442	6,520
Average grade:
Copper	0.492%	0.523%	0.434%	0.225%	0.403%	0.479%		0.414%	1.418%
Molybdenum	0.018%	0.029%	0.009%	0.030%	0.020%			0.007%
Lead						0.999%			0.438%
Zinc						2.796%			2.630%
Leachable material (kt)	4,881	1,699,707	2,840,543	618,067	5,163,198		765,013	232,543
Leachable material grade	0.585%	0.166%	0.158%	0.185%	0.164%		0.347%	0.319%
Waste (kt)	6,219,953	9,322,444	6,444,445	2,158,461	24,145,303		694,017	1,741,787
Total material (kt)	8,287,049	13,524,107	14,189,111	6,347,055	42,347,322	45,876	1,459,030	4,023,772	6,520
Stripping ratio ((W+L)/O)	3.02	4.41	1.89	0.78	2.25			0.96
Stripping ratio (W/(L+O))	3.01	2.22	0.83	0.52	1.33		0.91	0.76

Leachable material
Reserves in stock (kt)	21,049	1,329,577	1,098,898	724,906	3,174,430
Average copper grade	0.502%	0.152%	0.146%	0.246%	0.174%

In pit reserves:
Proven (kt)	699	695,281	2,075,636	481,304	3,252,920		222,149	165,191
Average copper grade	0.595%	0.192%	0.164%	0.188%	0.174%		0.321%	0.369%
Probable (kt)	4,182	1,004,426	764,907	136,763	1,910,278		542,863	67,352
Average copper grade	0.583%	0.148%	0.142%	0.173%	0.148%		0.357%	0.198%
Total leachable reserves (kt)	25,930	3,029,284	3,939,441	1,342,973	8,337,628		765,013	232,543
Average copper grade	0.518%	0.160%	0.155%	0.218%	0.168%		0.347%	0.319%
Copper contained in ore reserves in pit(kt) (3)	10,175	15,907	25,772	9,177	61,031	220	2,655	9,227	92

kt = Thousand tons

W= Waste, L= Leachable material; O= Ore.

(1)             The Cuajone, Toquepala, Buenavista and La Caridad  concentrator recoveries calculated for these reserves were 85.5%,86.4%, 83.0% and 81.8%,  respectively, obtained by using recovery formulas according to the different milling capacity and geo-metallurgical zones.

(2)             The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	478.7	804.0	1,282.7
Lead	215.5	242.6	458.1

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

Metal Price Sensitivity:

In preparing the sensitivity analysis, we recalculated our reserves based on the assumption that current average metal prices were 20% higher and 20% lower, respectively, than the actual current average prices for year-end 2014.  Reserve results of this sensitivity analysis are not proportional to the increase or decrease in metal price assumptions.

	INCREASE — 20%			DECREASE — 20%
	Open-Pit Mines	IMMSA	Development Projects	Open-Pit Mines	IMMSA	Development Projects
Mineral Reserves
Metal prices:
Copper ($/lb.)	4.030	4.030	4.030	2.687	2.687	2.687
Molybdenum ($/lb.)	13.672		13.672	9.115		9.115
Cut-off grade	0.136%		0.117%	0.202%		0.188%
Proven
Sulfide ore reserves (kt)	10,063,171	17,823	1,290,922	8,010,496	16,487	1,239,689
Average grade:
Copper	0.417%	0.420%	0.436%	0.451%	0.440%	0.450%
Molybdenum	0.020%		0.007%	0.022%		0.007%
Lead		1.210%	0.430%		1.260%	0.450%
Zinc		2.690%	2.660%		2.770%	2.560%
Leachable material (kt)	2,806,333		391,777	3,702,365		380,347
Leachable material grade	0.156%		0.340%	0.197%		0.345%

Probable
Sulfide ore reserves (kt)	4,250,698	28,322	829,426	3,022,339	26,479	703,764
Average grade:
Copper	0.322%	0.500%	0.366%	0.356%	0.530%	0.399%
Molybdenum	0.017%		0.007%	0.019%		0.007%
Lead		0.860%	0.440%		0.890%	0.440%
Zinc		2.870%	2.630%		2.860%	2.590%
Leachable material (kt)	1,849,370		623,868	1,774,826		588,217
Leachable material grade	0.131%		0.334%	0.169%		0.347%

Total
Sulfide ore reserves (kt)	14,313,869	46,145	2,120,348	11,032,835	42,966	1,943,453
Average grade:
Copper	0.389%	0.469%	0.409%	0.425%	0.495%	0.431%
Molybdenum	0.019%		0.007%	0.021%		0.007%
Lead		0.995%	0.438%		1.032%	0.442%
Zinc		2.800%	2.637%		2.825%	2.583%
Leachable material (kt)	4,655,703		1,015,645	5,477,191		968,564
Leachable material grade	0.146%		0.336%	0.188%		0.346%
Waste (kt)	25,452,156		2,627,757	21,749,653		2,256,087
Total material (kt)	44,421,729	46,145	5,763,750	38,259,679	42,966	5,168,103
Stripping ratio ((W+L)/O)	2.10		1.72	2.47		1.66
Stripping ratio (W/(L+O))	1.34		0.84	1.32		0.77

Leachable material
Reserves in stock (kt)	3,174,430			3,174,430
Average copper grade	0.174%			0.174%

In pit reserves:
Proven (kt)	2,806,333		391,777	3,702,365		380,347
Average copper grade	0.156%		0.340%	0.197%		0.345%
Probable (kt)	1,849,370		623,868	1,774,826		588,217
Average copper grade	0.131%		0.334%	0.169%		0.347%
Total leachable reserves (kt)	7,830,133		1,015,645	8,651,621		968,564
Average copper grade	0.157%		0.336%	0.183%		0.346%
Copper contained in ore reserves in pit(kt) (1)	62,477	216	12,093	57,220	213	11,740

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

Internal Ore Reserves Estimates:

The table below details our proven and probable copper and molybdenum reserves as of December 31, 2014, estimated based on long-term price assumptions of $2.90 for copper and $9.50 for molybdenum.  As discussed on page 50 the presentation of these internal ore reserve estimates are not compliant with SEC requirements, as the long-term price assumptions differ from the current prices used pursuant to SEC guidance.  These internal ore reserve estimates do not affect the preparation of our financial statements.

	PERUVIAN OPEN-PIT		MEXICAN OPEN-PIT
	UNIT		UNIT		TOTAL	MEXICAN	DEVELOPMENT PROJECTS
	Cuajone	Toquepala	Buenavista	La Caridad	OPEN-PIT	IMMSA
	Mine	Mine	Mine	Mine	MINES	UNIT (1)	Tia Maria	El Arco	Angangueo
Mineral Reserves
Metal prices:
Copper ($/lb.)	2.900	2.900	2.900	2.900	2.900	2.900	2.900	2.900	2.900
Molybdenum ($/lb.)	9.500	9.500	9.500	9.500	9.500			9.500
Cut-off grade	0.194%	0.229%	0.195%	0.142%	0.188%			0.195%
Proven
Sulfide ore reserves(kt)	1,115,497	1,927,092	2,754,188	2,365,745	8,162,522	16,670		1,240,159	1,482
Average grade:
Copper	0.565%	0.568%	0.495%	0.233%	0.446%	0.440%		0.447%	1.740%
Molybdenum	0.019%	0.034%	0.009%	0.030%	0.022%			0.007%
Lead						1.260%			0.440%
Zinc						2.800%			2.630%
Leachable material (kt)	614	860,220	2,566,728	484,514	3,912,076		217,124	165,191
Leachable material grade	0.658%	0.207%	0.188%	0.188%	0.192%		0.325%	0.369%

Probable
Sulfide ore reserves(kt)	599,939	169,816	1,215,257	1,110,486	3,095,498	26,978		700,657	4,891
Average grade:
Copper	0.397%	0.370%	0.435%	0.213%	0.344%	0.520%		0.391%	1.360%
Molybdenum	0.017%	0.012%	0.010%	0.031%	0.019%			0.007%
Lead						0.880%			0.440%
Zinc						2.910%			2.630%
Leachable material (kt)	4,056	1,081,792	912,814	133,426	2,132,088		528,940	67,022
Leachable material grade	0.597%	0.151%	0.163%	0.174%	0.158%		0.363%	0.198%

Total
Sulfide ore reserves(kt)	1,715,436	2,096,908	3,969,445	3,476,231	11,258,020	43,648		1,940,816	6,373
Average grade:
Copper	0.507%	0.552%	0.477%	0.227%	0.418%	0.489%		0.427%	1.448%
Molybdenum	0.019%	0.032%	0.009%	0.030%	0.021%			0.007%
Lead						1.025%			0.440%
Zinc						2.868%			2.630%
Leachable material (kt)	4,670	1,942,012	3,479,542	617,940	6,044,164		746,064	232,213	—
Leachable material grade	0.605%	0.176%	0.181%	0.185%	0.180%		0.352%	0.320%
Waste (kt)	4,766,111	8,146,851	5,900,654	1,983,062	20,796,678		672,277	1,597,353
Total material (kt)	6,486,217	12,185,771	13,349,641	6,077,233	38,098,862	43,648	1,418,341	3,770,382	6,373
Stripping ratio ((W+L)/O)	2.78	4.81	2.36	0.75	2.38			0.94
Stripping ratio (W/(L+O))	2.77	2.02	0.79	0.48	1.20		0.90	0.74

Leachable material
Reserves in stock (kt)	21,049	1,329,577	1,098,898	724,906	3,174,430
Average copper grade	0.502%	0.152%	0.146%	0.246%	0.174%

In-pit reserves:
Proven (kt)	614	860,220	2,566,728	484,514	3,912,076		217,124	165,191
Average copper grade	0.658%	0.207%	0.188%	0.188%	0.192%		0.325%	0.369%
Probable(kt)	4,056	1,081,792	912,814	133,426	2,132,088		528,940	67,022
Average copper grade	0.597%	0.151%	0.163%	0.174%	0.158%		0.363%	0.198%
Total leachable reserves	25,719	3,271,589	4,578,440	1,342,846	9,218,594		746,064	232,213
Average copper grade	0.521%	0.166%	0.173%	0.218%	0.178%		0.352%	0.320%
Copper contained in ore reserves (kt) (2)	8,726	14,993	25,232	9,034	57,985	213	2,626	9,030	92

(kt) = Thousand tons

W= Waste, L= Leachable material; O= Ore.

(1)             The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	466.8	785.1	1,251.9
Lead	210.0	237.4	447.4

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

4.              In the final stage, accumulated tons mined, weighted average grade for ore material and leach is compared to data coming from our SRP system.

Tonnage and grade reconciliation for 2014 are as follows:

	Long Range Model		Mill		Variance
Mine	Tons (thousands)	% Copper	Tons (thousands)	% Copper	Tons (thousands)	% Copper
Cuajone	30,574	0.662	30,555	0.680	19	(0.018)
Toquepala	20,835	0.592	19,922	0.626	913	(0.034)
Buenavista	28,207	0.576	27,291	0.581	916	(0.005)
La Caridad	34,040	0.339	34,251	0.343	(211)	(0.004)

If the estimation error appears greater than 3%, a detailed evaluation is done to review the differences, which normally could result in more in-fill drilling, in order to better understand the geological characteristics (grade, rock type, mineralization and alteration) and the spacing of drill holes which are considered in the ore body zone.

AVERAGE DRILL-HOLE SPACING

The following is the average drill-hole spacing for proven and probable sulfide reserves as of December 31, 2014:

	Proven	Probable
	(average spacing in meters)
Cuajone	77.56	119.78
Toquepala	78.32	116.31
Buenavista	53.13	105.77
La Caridad	46.52	104.71

EXPLORATION ACTIVITIES

We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico, Argentina, Ecuador and Chile. We also conduct exploration in the areas of our current mining operations. We invested $74.6 million in exploration programs in 2014, $51.0 million in 2013 and $47.9 million in 2012 and we expect to spend approximately $45.8 million in exploration programs in 2015.

Currently, we have direct control of 81,245 and 164,237 hectares of exploration concessions in Peru and in Mexico, respectively. We also currently hold 174,831 hectares, 40,758 hectares and 2,544 hectares of exploration concessions in Argentina, Chile and Ecuador, respectively.

Peru

Los Chancas. This property, located in the department of Apurimac in southern Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton and 181 million tons of mineralized leachable material with a total copper content of 0.357%. We expect to initiate an environmental impact assessment in 2015.

Other Peruvian Prospects. During 2014, we concluded the evaluation of the Lagarto project, which is located in the north of the Lima region. After completing our diamond drilling program at this prospect, we decided not to pursue further work on this property. Also, as part of the 2014 work plan, we drilled 22,907 meters at Los Algarrobales, which is located in the south coast of Peru.

For 2015, we plan to continue, and further develop a diamond drilling program of 40,000 meters at several other Peruvian mineralized zones, where we are exploring for a copper porphyry system. We also plan to continue with the regional exploration program at several different metallogenic zones of Peru.

Mexico

In addition to exploratory drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico. The following are some of the more significant exploration projects:

Buenavista-Zinc. The Buenavista-Zinc site is located in the state of Sonora, Mexico and forms part of the Buenavista ore body. Drilling and metallurgical studies have shown that the zinc-copper deposit contains approximately 36 million tons of mineralized material containing 29 grams of silver per ton, 0.69% copper and 3.3% zinc. A “scoping level” study indicates that Buenavista-Zinc may be an economic deposit. In 2011, 11,956 meters of diamond drilling were executed to confirm grade and acquire geotechnical information. In 2012, the Buenavista-Zinc mine plan was integrated with the overall mine plan of the Buenavista pit. The metallurgical testing was completed early in 2013 indicating some recovery problems with oxidized zinc. During 2013, we drilled 15,128 additional meters to locate the oxidized zinc for new modelling and metallurgical testing. In 2014, we received the results of the metallurgical testing and we adjusted our estimation of mineralized material to 75.6 million tons with an average zinc content of 2.06%, 0.58% of copper and 20.8 grams of silver per ton. In 2015, we plan to conduct a diamond drilling program of 29,000 meters and new metallurgical tests.

The Chalchihuites. The Chalchihuites site is located in the state of Zacatecas. It is a replacement deposit with mixed oxides and sulfides of lead, copper, zinc and silver. In the late 1990s, a drilling program defined 16 million tons of mineralized material containing 95 grams of silver per ton and lead content of 0.36%, copper content of 0.69% and zinc content of 3.08%. Preliminary metallurgical testing indicates that a leaching precipitating-flotation recovery process can be applied to this ore. In 2009, we started a prefeasibility study, which we expect to complete early in 2014. In 2010 and 2011, we added several claims and performed a 9,386 meter drilling program that indicated at least seven million tons of mineralized material containing 97.9 grams of silver per ton, 0.41% lead, 0.52% copper and 2.53% zinc. In 2013, we continued with the process to obtain all permits and the land acquisition required for the project.  During 2014, we failed to obtain the authorization for drilling from SEMARNAT (Federal Agency of Environment and Natural Resources). In 2015, we expect to obtain that authorization and conduct a drilling program of 20,000 meters.

Sierra de Lobos. This project is located southwest of the city of Leon, Guanajuato. Drilling in 2008 confirmed the presence of copper and zinc mineralization, but an economic deposit has not yet been identified. The project was on hold between 2010 and 2011 due to the changes in our investment program priorities. In 2012, we obtained all required permits and started drilling activities. In 2013, we drilled 3,945 meters. Although we identified some mineralized ore, they were not continuous. In 2014, we reviewed the results and decided not to pursue further work on this property.

Chile

Catanave. Located in northern Chile (Arica), Catanave belongs to a mineralized epithermal system of gold and silver. In 2010, the environmental impact study was approved. Between 2011 and 2013 diamond drilling programs were completed. We are still evaluating the results of the drilling programs to decide the future of the project.

El Salado. A copper-gold prospect located in the Atacama region, northern Chile is being explored for copper and molybdenum porphyry. In 2014, we completed a diamond drilling program of 12,000 meters focused on classifying the existing mineral. A further diamond drilling program of 5,000 meters is planned for 2015.

Resguardo de la Costa. A copper-gold prospect located in northern Chile (Atacama area). This prospect continues on hold, pending further evaluation.

Other Chilean Prospects.  For 2015, we plan to continue with an exploration program, principally in the north of Chile, focused on locating systems, mainly of porphyritic copper and molybdenum. In this region, we also plan a diamond drilling of 6,000 meters at the Iglesia prospect, to identify gold mineralization.

Ecuador

In 2011, we started exploration activities in Ecuador.

Chaucha: the Ruta del Cobre (“Copper Road”) project is located south of Guayaquil. The mineralization is characteristic of a copper-molybdenum porphyry system. In 2013, we obtained all the permits required for the evaluation of the deposit. In 2014, we conducted a diamond drilling program of 21,000 meters, and obtained favorable results indicating copper content of 0.40% and molybdenum content of 0.027%.  In 2015, we plan to conduct a diamond drilling program of 20,000 meters.

Argentina

In 2011, we started exploration activities in Argentina. During 2014, we performed geological exploration in the Salta, Rio Negro and Neuquen provinces where we expected to locate copper porphyry with precious metals epithermal systems. Also in 2014, we conducted a diamond drilling exploration program of 8,000 meters at the Cerro Sementa project, located in the Salta Province, where we located low grade copper and molybdenum mineralization. As a result, we will not pursue further exploration activities in this area. For 2015, we plan to continue with the regional exploration at Piuquenes, La Voluntad and Cochicos located in the San Juan and Neuquen provinces, where we expect to locate porphyry copper and molybdenum mineralization.

ITEM 3. LEGAL PROCEEDINGS

Reference is made to the information under the caption “Litigation Matters” in the consolidated financial statement Note 13 “Commitments and contingencies.”

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SCC COMMON STOCK:

SCC’s common stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange (“BVL”). SCC’s common stock symbol is SCCO on both the NYSE and the BVL. At December 31, 2014, there were 1,706 holders of record of our common stock.

DIVIDEND AND STOCK MARKET PRICES:

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE and the BVL for the periods indicated.

		Dividend	NYSE:		BVL:
	Quarters	per Share	High	Low	High	Low
	1st	$0.12	$32.32	$27.10	$32.50	$27.34
	2nd	$0.10	$30.75	$28.52	$30.50	$28.65
2014	3rd	$0.12	$33.54	$29.50	$33.70	$29.30
	4th	$0.12	$31.34	$26.08	$31.23	$26.30
	Year	$0.46	$33.54	$26.08	$33.70	$26.30

	1st	$0.24	$41.96	$35.74	$41.80	$36.10
	2nd	$0.20	$37.22	$27.06	$37.42	$27.27
2013	3rd	$0.12	$30.15	$25.90	$30.35	$26.35
	4th	$0.12	$29.54	$24.78	$29.15	$24.85
	Year	$0.68	$41.96	$24.78	$41.80	$24.85

On January 29, 2015, the Board of Directors authorized a dividend of $0.10 per share payable on March 3, 2015, to shareholders of record at the close of business on February 17, 2015.

For a description of limitations on our ability to make dividend distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 10 “Financing” to our consolidated financial statements.

DIRECTORS’ STOCK AWARD PLAN

The following table sets forth certain information related to our shares held as treasury stock for the Directors stock award plan at December 31, 2014:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Directors’ stock award plan	N/A	N/A	290,400

For additional information see Note 14 — “Stockholders Equity” — “Directors’ Stock Award Plan.”

SCC COMMON STOCK REPURCHASE PLAN:

In 2008, our BOD authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Pursuant to this program, the Company purchased common stock as shown in the table below. These shares are available for general corporate purposes. The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time.

Period		Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan		Total Cost ($ in
From	To	Purchased	per Share	Announced Plan	@ $28.20 (1)		millions)
2008	2011	42,472,150	17.20	42,472,150			730.8
2012:		4,442,336	33.17	46,914,486			147.3
2013:		10,245,000	27.47	57,159,486			281.4
2014:
01/01/14	01/31/14	1,768,000	28.06	58,927,486			49.6
03/01/14	03/21/14	106,079	27.04	59,033,565			2.9
Total first quarter		1,874,079	28.00				52.5

06/01/14	06/30/14	450,532	28.92	59,484,097			13.0
Total second quarter		450,532	28.92				13.0

07/01/14	07/31/14	724,516	33.04	60,208,613			23.9
08/01/14	08/31/14	4,926,534	32.09	65,135,147			158.1
09/01/14	09/30/14	4,498,263	31.44	69,633,410			141.4
Total third quarter		10,149,313	31.87				323.4

10/01/14	10/31/14	5,821,213	28.86	75,454,623			168.0
11/01/14	11/30/14	1,286,767	29.50	76,741,390			38.0
12/01/14	12/31/14	3,129,524	28.08	79,870,914			87.9
Total fourth quarter		10,237,504	28.70				293.9

Total purchased		79,870,914	23.07		5,593,347	(2)	1,842.3

(1) NYSE closing price of SCC common shares at December 31, 2014.

(2) Maximum number of shares will increase by approximately 35.5 million shares, with the Board authorized increase of $1 billion approved on January 29, 2015.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 84.6% as of December 31, 2014 and 82.3% at December 31, 2013.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph comparing the yearly change in the cumulative total returns on the Company’s common stock against cumulative total return on the S&P 500 Stock Index and the S&P Metals and Mining Select Industry Index for the five year period ending December 31, 2014. The chart below analyzes the total return on SCC’s common stock for the period commencing December 31, 2009 and ending December 31, 2014, compared to the total return of the S&P 500 and the S&P Metals and Mining Select Industry Index for the same five-year period.

Comparison of Five Year Cumulative Total Return *

SCC Stock, S&P 500 Index and S&P Metals and Mining Select Industry Index **

* Total return assumes reinvestment of dividends

** The comparison assumes $100 invested on December 31, 2009

In 2010, SCC’s stock had a positive return of 55.85%, compared to positive returns of 12.78% and 33.20% for the S&P 500 and the S&P Metals and Mining Industry Index, respectively. In 2011, SCC’s stock had a negative return of 33.12%, compared to a 0.00% return for the S&P 500 and a negative return of 28.81% for the S&P Metals and Mining Industry Index. In 2012 SCC’s stock had a positive return of 39.30%, compared to a positive return of 13.41% for the S&P 500 Index and 11.30% for the S&P Metals and Mining Industries Index. In 2013 SCC’s stock had a negative return of 22.49%, compared to a positive return of 29.60% for the S&P 500 Index and a negative return of 5.35% for the S&P Metals and Mining Industries Index. In 2014, SCC’s stock had a negative return of 0.29%, compared to positive return of 1.39% for the S&P 500 Index and a negative return of 25.63% for the S&P Metals and Mining Industries Index.

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

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA

The selected historical financial data presented below as of and for the five years ended December 31, 2014, includes certain information that has been derived from our consolidated financial statements.  The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto.

(In millions, except per share amounts, stock and financial ratios)	Years Ended December 31,
Statement of Earnings Data	2014	2013	2012	2011	2010

Net sales (1)	$5,787.7	$5,952.9	$6,669.3	$6,818.7	$5,149.5
Operating income	2,232.8	2,532.1	3,108.9	3,625.4	2,604.2
Net income	1,338.0	1,624.2	1,941.3	2,344.3	1,562.7
Net income attributable to:
Non-controlling interest	5.0	5.7	6.7	7.9	8.7
Southern Copper Corporation	$1,333.0	$1,618.5	$1,934.6	$2,336.4	$1,554.0

Per share amounts: (2)
Earnings basic and diluted	$1.61	$1.92	$2.28	$2.73	$1.81
Dividends paid	$0.46	$0.68	$4.06	$2.43	$1.66

	As of December 31,
Balance Sheet Data	2014	2013	2012	2011	2010

Cash and cash equivalents	$364.0	$1,672.7	$2,459.5	$848.1	$2,192.7
Total assets	11,551.9	10,996.0	10,383.7	8,062.7	8,128.0
Total long-term debt, including current portion	4,206.0	4,204.9	4,213.9	2,745.7	2,760.4
Total liabilities	5,715.3	5,434.2	5,594.6	4,026.4	4,217.6
Total equity	$5,836.6	$5,561.8	$4,789.1	$4,036.3	$3,910.4

	Years Ended December 31,
Statement of Cash Flows	2014	2013	2012	2011	2010

Net income	$1,338.0	$1,624.2	$1,941.3	$2,344.3	$1,562.7
Depreciation, amortization and depletion	445.0	396.0	325.7	288.1	281.7
Cash provided from operating activities	1,355.9	1,857.2	2,004.0	2,079.9	1,920.7
Capital expenditures (3)	(1,529.8)	(1,703.3)	(1,051.9)	(612.9)	(408.7)
Debt repaid	—	(10.0)	(10.0)	(15.3)	(10.0)
Debt incurred	—	—	1,477.5	—	1,489.7
Dividends paid to common stockholders	(381.0)	(573.8)	(3,140.0)	(2,080.4)	(1,428.0)
SCC common shares buyback	(682.8)	(281.4)	(147.3)	(273.7)	(0.5)
SCC shareholder derivative lawsuit	—	—	2,108.2	—	—
Increase (decrease) in cash and cash equivalents	$(1,308.7)	$(786.8)	$1,611.4	$(1,344.6)	$1,420.4

	Years Ended December 31,
Capital Stock (2)	2014		2013		2012		2011		2010
Common shares outstanding — basic and diluted (in thousands)	812,618		835,318		845,551		849,978		858,998
NYSE Price — high	$33.54		$41.96		$38.94		$49.59		$48.84
NYSE Price — low	$26.08		$24.78		$28.16		$23.99		$26.19
Book value per share	7.14		6.62		5.64		4.77		4.58
P/E ratio	17.52		14.95		16.60		11.04		26.94

	Years Ended December 31,
Financial Ratios	2014		2013		2012		2011		2010

Gross margin(4)	43.2%		45.1%		53.6%		55.3%		53.2%
Operating income margin(5)	38.6%		42.5%		46.6%		53.2%		50.6%
Net margin(6)	23.0%		27.2%		29.0%		34.3%		30.2%
Current assets to current liabilities	2.16		4.36		5.00		3.12		3.25
Net debt(7)/Net capitalization(8)	39.7%		31.3%		26.8%		32.0%		12.7%
Ratio of earnings to fixed charges(9)	8.4	x	9.8	x	15.8	x	18.8	x	15.4	x

(1)             Please see copper and metal prices for the last 10 years on Item 1 “Business — Metal Prices”

(2)             Per share amounts reflect earnings and dividends of Southern Copper Corporation. Numbers of shares and values per share have been adjusted to reflect the effect of the 9.0 million shares paid as stock dividend on February 28, 2012.

(3)             Please see Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations — Capital Investment Programs.”

(4)             Represents net sales less cost of sales (including depreciation, amortization and depletion), divided by net sales as a percentage.

(5)             Represents operating income divided by sales as a percentage.

(6)             Represents net income divided by net sales as a percentage.

(7)             Net debt is defined as total debt minus cash and cash equivalents balance. Please see Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations — Financing Section.”

(8)             Represents net debt divided by net debt plus equity. Net debt to net capitalization is a Non-GAAP measure. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our net debt to net capitalization ratio to total debt and capitalization as presented in the consolidated balance sheet is presented under the subheading “Non-GAAP information reconciliation” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(9)             Represents earnings divided by fixed charges. Earnings are defined as earnings before income taxes and before adjustment for income or loss from equity investees, plus equity earnings of affiliate, fixed charges and amortization of interest capitalized, less interest capitalized. Fixed charges are defined as the sum of interest expense without the discount of capitalized interest, plus amortized premiums, discounts and capitalized expenses related to indebtedness. We have revised our calculation of ratio of earnings to fixed charges in 2014 to take into account the impact of capitalized interest upon earnings, as discussed in the definition above. Capitalized interest was not previously considered as it did not have a material impact upon such calculation. The calculation for the previous years presented herein have been revised accordingly.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to and should be read together with our Audited Consolidated Financial Statements as of and for each of the years in the three-year period ended December 31, 2014. Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for Southern Copper Corporation and its subsidiaries (collectively, “SCC,” the” Company,” “our,” and “we”) on a consolidated basis for all periods. Our financial results may not be indicative of our future results.

This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in the forward-looking statements as a result of a number of factors. See Item 1 “Business - Cautionary Statement.”

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

We are one of the world’s largest copper mining companies in terms of production and sales with our principal operations in Peru and Mexico. We also have an active ongoing exploration program in Chile, Argentina and Ecuador. In addition to copper, we produce significant amounts of other metals, either as a by-product of the copper process or in a number of dedicated mining facilities in Mexico.

In 2014, we invested $1,534.8 million in capital programs along with $74.6 million in our exploration efforts. We believe this commitment to growth will continue to benefit our Company, our investors, our neighboring communities, and the countries in which we operate.

We believe we hold the world’s largest copper reserve position. At December 31, 2014, our copper ore reserves totaled 69.9 million tons of contained copper, calculated at a copper price of $2.90 per pound, our internal ore reserve estimation value is as follows:

Copper contained in ore reserves	Thousand tons
Mexican open-pit	34,266
Peruvian operations	23,719
IMMSA	213
Development projects	11,748
Total	69,946

Outlook: Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•                  Changes in copper, molybdenum, silver and zinc prices: In 2014, the average LME copper price was $3.11 per pound and the average COMEX copper price was $3.12 per pound, about 6.3% and 6.6% lower than in 2013, respectively. In 2014, per pound LME spot copper prices ranged from $2.86 to $3.37. Average molybdenum and zinc prices in 2014 increased 10.1% and 12.6%, respectively, compared to 2013. Average silver prices in 2014 decreased 20.1% compared to 2013.

•                  Sales structure: In the last three years, approximately 78% of our revenues came from the sale of copper, 7% from molybdenum, 6% from silver, 3% from zinc and 6% from various other products, principally sulfuric acid and gold.

•                  Copper: Regarding the copper market, we believe the recent reduction in copper prices results from copper following oil for technical reasons, not related to the copper market or fundamentals. We also believe the current relative softness in copper prices will start to change as we move into the second quarter of 2015.

As we have indicated in the past, we believe short-term copper demand is consistently improving. For 2015, we expect the improvement in the U.S. economy to keep pulling new copper demand. We also believe we will see higher demand coming from Western Europe. China’s growth is expected to be limited by its housing market slowdown, however, the Chinese electric grid plans to expand investments by 24%, will support copper demand growth of about 4% for China.

On the supply side, we think that several structural factors will continue to affect supply from new projects and existing operations, as well as scrap production. The current views by analysts on the 2015 copper market ranges between balance and a surplus of 300,000 tons surplus. In the majority of these estimates, surplus expectations are significantly down from a year ago. Due to such factors as delays in project startups, technical problems, labor unrest and other difficulties, we believe the market will trend to balance as we move through 2015.

We want to emphasize that prices at current levels are not sufficient to promote the necessary future supply growth, for which reason we believe that in the long-term, prices will increase to meet those needs, thereby improving the strong long term fundamentals of our industry.

•                  Molybdenum: Our most significant by-product, represented 8.8% of sales in 2014. In the fourth quarter of 2014, we saw a price deterioration for molybdenum consistent with our outlook of a 10% worldwide supply growth in 2015 coming from our Buenavista operation, as well as from Sierra Gorda, Toromocho and Caserones, among other projects.

Demand for molybdenum will be affected in 2015 by lower demand for special alloys coming from the oil drilling industry. This will add to the above mentioned supply issues.

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

•                  Silver: Represented 4.7% of our sales in 2014 and it is currently our second most significant by-product. Silver prices averaged $19.04 per ounce in 2014, 20.1% lower than its price in 2013. We believe that silver prices will have support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty.

•                  Zinc: Represented 3.6% of our sales in 2014. We also believe that zinc has very good long-term fundamentals due to its significant industrial consumption and expected mine production shutdowns. In the last 12 months, zinc inventories have consistently decreased, improving this market’s fundamentals. We are expecting an increasing price scenario for zinc in the next few years.

•                  Production: For 2015, improvements in operational practices and capital investments will reduce costs and increase the Company’s copper and molybdenum production. We plan to produce 782,300 tons of copper, which will set a new record for SCC copper production. Additionally, during the fourth quarter of 2014, we completed the construction of a new SX-EW plant that is expected to significantly increase production of leachable material by approximately 120,000 tons per year.

For this guidance we are considering that our Buenavista operation will produce 344,700 tons. Of those, a total of 163,300 tons will come from our new projects. The SX-EW III plant will contribute with 102,300 tons and the new concentrator at Buenavista will add 61,000 tons.

We expect to produce 21,500 tons of molybdenum in 2015, 7% lower than our 2014 production, this variance is due to lower ore grades and recoveries at our operations.

In 2015, we also expect to produce 12.7 million ounces of silver and produce 86,200 tons of zinc, an increase of almost 20,000 tons of zinc compared to 2014.

•                  Cost: Our operating costs and expenses for the three-years ended December 2014 have increased in total in each of the years. Our comparison of costs for the three year period is as follows:

	2014	2013	2012(*)
Operating costs and expenses (in millions)	$3,554.9	$3,420.8	$3,244.2
Percentage increase from prior year	3.9%	5.5%	1.6%

(*) Operating costs and expenses for 2012 does not include a one-time expense of $316.2 million, for legal fees related to a shareholder derivative lawsuit. Accordingly, operating costs and expenses for 2012 is a non-GAAP measure, please see subheading “Non-GAAP information reconciliation”, for a reconciliation of this to a GAAP measure in this Item 7.

Operating costs and expenses in 2014 increased $134.1 million, compared to 2013, principally due to a $91.4 million environmental remediation provision for the spill at Buenavista, higher depreciation, amortization and depletion at our operations and higher exploration spending.

Operating costs and expenses in 2013 increased $176.6 million, compared to 2012 mainly due to higher cost of sales that was largely caused by the higher cost of fuel, power and labor. The sharp decrease in the purchase and sale of third-party metal concentrates in the 2013 and 2012 years, helped reduce cost of sales; but higher depreciation, caused by the completion and placing in service of some capital assets for both our Buenavista expansion program and our maintenance programs offset those reductions in overall operating costs.

•                  Capital Expenditures: Capital expenditures were $1,534.8 million for 2014, 114.7% of net income and 9.9% lower than in 2013. Our growth program to develop the full production potential of our Company is fully underway.

For 2015, we plan to invest $2.7 billion in capital projects, an increase of $1.2 billion compared to 2014 and 201.6% of 2014’s net income. As we have previously reported, our investment program aims to increase copper production capacity by approximately 89% from our 2013 production level of 617,000 tons to 1,165,000 tons by 2018.

The $2.7 billion investment will be mainly to (i) complete the expansion of the Buenavista mine, which will reach a production capacity of 488,000 tons of copper per year; (ii) expansion of Toquepala which will increase annual production capacity by 100,000 tons of copper and; (iii)  construction of our Tia Maria project which will produce 120,000 tons of copper cathodes per year.

•      Buenavista del Cobre copper solution spill: On August 6, 2014, an accidental spill of approximately 40,000 cubic meters of copper sulfate solution occurred at a leaching pond that was under construction ten kilometers away from the mine of Buenavista del Cobre, S.A. de C.V. (“BVC”), a subsidiary of the Company. The accident was caused by a rock collapse that affected the system’s pumping station and by a construction defect in the seal of a pipe in the leaching system containment dam, a part of the new SX-EW III plant. This solution reached the Bacanuchi River, a branch of the Sonora River. All the immediate actions were properly taken in order to contain the spill, and to comply with all the legal requirements.

On September 15, 2014, BVC, in agreement with the Mexican Federal Government, established a trust of up to two billion pesos (approximately $150 million) to support the remedial efforts that BVC had already undertaken, to comply with the environmental remediation plan and to pay, as the case may be, material damages to the riverside residents of the seven counties affected by the spill. In 2014, BVC estimated the contingent liability at $91.4 million, of which $16.4 million had been paid previous to the establishment of the trust, and approximately one billion pesos (approximately $74.9 million) was deposited in the trust. These funds have been available and have been used to compensate claims as they have arisen. This deposit was classified as restricted cash and was recorded as an operating expense in the 2014 results. A technical committee was created to manage the funds, comprised of representatives from the federal government, the Company and specialists assisted by a team of environmental experts. The trust established by the Company and the administrative agreement executed with the corresponding Federal authorities, serves as an alternative mechanism for dispute resolution to mitigate public and private litigation risks.

KEY MATTERS

We discuss below several matters that we believe are important to understand our results of operations and financial condition. These matters include (i) earnings, (ii) production, (iii) “operating cash costs” as a measure of our performance, (iv) metal prices, (v) business segments, (vi) the effect of inflation and other local currency issues and (vii) our capital investment and exploration program.

Earnings: The table below highlights key financial and operational data of our Company for the three years ended December 31, 2014 (in millions, except per share amounts):

	Year			Variance
	2014	2013	2012	2014-2013	2013-2012
Net sales	$5,787.7	$5,952.9	$6,669.3	$(165.2)	$(716.4)
Operating income	2,232.8	2,532.1	3,108.9	(299.3)	(576.8)
Net income attributable to SCC	$1,333.0	$1,618.5	$1,934.6	$(285.5)	$(316.1)
Earnings per share	$1.61	$1.92	$2.28	$(0.31)	$(0.36)
Dividends per share	$0.46	$0.68	$4.06	$(0.22)	$(3.38)
Pounds of copper sold	1,448	1,382	1,415	66	(33)

Net sales decreased in the three-year period from 2012 to 2014, due to lower metal prices for copper and silver, partially offset by an increase in copper and molybdenum sales volumes. The 2014 copper and molybdenum sales volume increased by 4.7% and 16.1%, respectively.

The two largest components of operating costs and expenses are cost of sales and depreciation, amortization and depletion, the latter of which increased in each of the years in the periods above. In 2014, cost of sales decreased by $30.8 million and depreciation, amortization and depletion increased by $49.0 million. The decrease in cost of sales was due to lower cost of metals purchased from third parties, labor costs, workers’ participation expense, mining royalties, net currency translation effect and inventory consumption. The increase in depreciation was mainly due to maintenance capital acquisitions at most of our operations. The 2012 operating cost includes a charge of $316.2 million for legal fees related to our shareholders derivative lawsuit. This unique charge affects 2012 with no equivalent charge in the other years. In addition, the 2014 operating results include a charge for costs of remediating the spill at Buenavista.

Net income in 2014 was 17.6% lower mainly due to the above noted factors.

Production: The table below highlights, mine production data of our Company for the three years ended December 31, 2014:

				Variance
	Year			2014-2013		2013-2012
	2014	2013	2012	Volume	%	Volume	%
(million pounds, except silver — million ounces)
Copper	1,491.6	1,360.3	1,405.9	131.3	9.7%	(45.6)	(3.2)%
Molybdenum	51.0	43.9	40.3	7.1	16.2%	3.6	8.7%
Zinc	146.9	219.1	198.2	(72.2)	(33.0)%	20.9	10.6%
Silver	13.0	13.5	13.6	(0.5)	(3.9)%	(0.1)	(1.0)%

The tables below highlights copper production data at each of our mines for the three years ended December 31, 2014:

				Variance
Copper				2014-2013		2013-2012
(in million pounds):	2014	2013	2012	Volume	%	Volume	%
Toquepala	309.7	306.6	335.8	3.1	1.0%	(29.2)	(8.7)%
Cuajone	393.2	371.7	350.1	21.5	5.8%	21.6	6.2%
La Caridad	278.4	266.2	266.0	12.2	4.6%	0.2	0.1%
Buenavista	498.8	401.7	441.1	97.1	24.2%	(39.4)	(8.9)%
IMMSA	11.5	14.1	12.9	(2.6)	(18.7)%	1.2	9.3%
Total mined copper	1,491.6	1,360.3	1,405.9	131.3	9.7%	(45.6)	(3.2)%

2014 compared to 2013:

Mined copper in 2014 increased 131.3 million pounds, compared to 2013 production. This increase was due to:

•      Higher production at our Buenavista mine due to higher throughput at the concentrator and better ore grades and recoveries, as well as higher production from the SX-EW III plant.

•      Higher production at the Toquepala mine and La Caridad mine due to better ore grades and recoveries.

•      Higher production at the Cuajone mine resulting from higher ore grades and increased throughput from the HPGR production, partially offset by

•      lower production at IMMSA mines due to problems at the Charcas and Santa Eulalia mines; an accident occurred at the Charcas mine that temporarily restricted production while the Santa Eulalia mine experienced flooding problems.

Molybdenum production increased 7.1 million pounds in 2014, compared to 2013, mainly at our Buenavista and Toquepala mines. Zinc mine production from our IMMSA unit in Mexico, decreased by 72.2 million pounds in 2014, 33.0% lower than in 2013, mainly as a result of lower grades at all our IMMSA mines and lower production at the Charcas and Santa Eulalia mines, as discussed above.

Our silver production decreased in 2014, compared to 2013 production, due to lower production at the IMMSA mines offset by higher production at the Toquepala, Cuajone, Buenavista and La Caridad mines.

2013 compared to 2012:

Mined copper in 2013 decreased 45.6 million pounds, compared to 2012 production.  This decrease was due to:

•     Lower production at our Buenavista mine, which experienced temporary flooding problems.

•      Lower production at the Toquepala mine due to lower ore grades and throughput at the concentrator, and

•      lower SX-EW production because of a decrease in PLS grades, all partially offset by,

•      higher production at the Cuajone mine resulting from higher ore grades and recoveries.

Molybdenum production increased 3.6 million pounds in 2013, compared to 2012. Molybdenum production increased at all our mines. La Caridad mine reached a new record production of 25.9 million pounds in 2013 compared to the prior year record of 24.2 million pounds. Additionally, the new Buenavista molybdenum plant which started commercial production by the end of the third quarter 2013, produced 0.8 million pounds of molybdenum.

Zinc mine production from our IMMSA unit in Mexico, increased by 20.9 million pounds in 2013, 10.6% higher than in 2012, mainly as a result of higher recoveries and a full year of production at the Santa Eulalia mine after the flooding problems of prior years were resolved.

Our silver production decreased slightly in 2013 compared to 2012 production due to lower production at the Toquepala, Buenavista and La Caridad mines offset somewhat by higher production at the Cuajone and IMMSA mines.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation,” beginning on page 88. We disclose operating cash cost per pound of copper produced, both without and with the inclusion of by-product revenues.

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

Our operating cash cost per pound of copper produced, as defined above, is presented in the table below for the three years ended December 31, 2014:

Operating cash cost per pound of copper produced  (1)

(In millions, except cost per pound and percentages)

				Variance
				2014-2013		2013-2012
	2014	2013	2012	Value	%	Value	%
Total operating cash cost without by-product revenues	$2,745.0	$2,541.4	$2,376.2	203.6	8.0%	$165.2	7.0%
Total by-product revenues	(1,212.7)	(1,207.4)	(1,405.3)	(5.3)	0.4%	197.9	(14.1)%
Total operating cash cost with by-product revenues	$1,532.3	$1,334.0	$970.9	198.3	14.9%	$363.1	37.4%
Total pounds of copper produced	1,453.2	1,338.8	1,377.4	114.4	8.5%	(38.6)	(2.8)%
Operating cash cost per pound without by-product revenues	1.89	1.90	1.73	(0.01)	(0.5)%	0.17	9.8%
Operating cash cost per pound with by-product revenues	1.05	1.00	0.71	0.05	5.0%	0.29	40.8%

(1) These are non-GAAP measures, see page 88 for reconciliation to GAAP measure.

2014 compared to 2013:

As seen on the chart above, our 2014 operating cash cost per pound of copper produced without by-product revenues was slightly lower than in 2013, a decrease of 0.5% mainly due to the diluting effect on unit cost of higher production at all our open pit mines, more significantly from Buenavista. This increase in production volume offset the cost of higher inflation, which increased fuel, power and other operating materials for our production process.

Our cash cost per pound for 2014 when calculated with by-product revenues was $1.05 per pound, compared to $1.00 per pound in 2013.  The by-product credit in 2014 was six cents less than in 2013. This was due to lower prices for silver and gold, and lower sales volume of silver and zinc. Higher prices for zinc and molybdenum and higher sales volume for molybdenum and gold helped to offset some of the negative factors.

2013 compared to 2012:

As seen on the chart above, operating cash cost per pound of copper without by-product revenues was $0.17 per pound higher than in 2012, an increase of 9.8%, due to higher production cost. Production cost increases were primarily from Peruvian labor cost, as a result of the new collective bargaining agreements, and higher fuel and power costs. In addition, there were increases in some of the other operating material we use in our operations, including tires, explosives and reagents.

Our cash cost per pound for 2013 when calculated with by-product revenues was $1.00 per pound, compared to $0.71 per pound in 2012.  In addition to the increase in production cost, lower sales prices of our main by-products reduced the positive contribution of by-product revenues.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metals prices.  For 2015, assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.10	$1.00	$0.10	$1.0
Change in net earnings (in millions)	$99.3	$27.8	$12.7	$7.5

Business Segments: We view our Company as having three reportable segments and manage it on the basis of these segments. These segments are (1) our Peruvian operations, (2) our Mexican open-pit operations and (3) our Mexican underground operations, known as our IMMSA unit. Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities that service both mines. The Peruvian operations produce copper, with significant by-product production of molybdenum, silver and other material. Our Mexican open-pit operations include La Caridad and Buenavista mine complexes, the smelting and refining plants and support facilities, which service both mines. The Mexican open-pit operations produce copper, with significant by-product production of molybdenum, silver and other material. Our IMMSA unit includes five underground mines that produce zinc, lead, copper, silver and gold, a coal mine which produces coal and coke, and several industrial processing facilities for zinc, copper and silver.

Segment information is included in our review of “Results of Operations” in this item and also in Note 18 “Segment and Related Information” of our consolidated financial statements.

Inflation and Exchange Rate Effect of the Peruvian Nuevo Sol and the Mexican Peso: Our functional currency is the U.S. dollar and our revenues are primarily denominated in U.S. dollars. Significant portions of our operating costs are denominated in Peruvian Nuevo sol and Mexican pesos. Accordingly, when inflation and currency devaluation/appreciation of the Peruvian currency and Mexican currency occur, our operating results can be affected. In recent years, we do believe such changes have not had a material effect on our results and financial position. Please see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for more detailed information.

Capital Investment Program: We made capital expenditures of $1,534.8 million, $1,703.3 million and $1,051.9 million in 2014, 2013 and 2012, respectively. In general, the capital expenditures and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

The table below sets forth our capital expenditures for the three years ended December 31, 2014 (in millions):

Peruvian projects:	2014	2013	2012
Tia Maria — Arequipa	$8.5	$41.1	$7.8
Toquepala projects	65.7	56.7	32.7
Cuajone mine south area stability program	10.6	59.4	—
Cuajone projects	7.0	9.6	52.0
Tailings disposal — Quebrada Honda dam	2.9	0.9	1.3
Ilo 3 power sub-station	3.7	5.9	11.9
Sub-total projects	98.4	173.6	105.7
Maintenance and replacement	255.4	198.7	152.2
Total Peruvian expenditures	353.8	372.3	257.9

Mexican projects:
Buenavista mine expansion	6.7	167.9	216.3
New Buenavista concentrator	465.2	388.3	149.0
Buenavista projects infrastructure	65.8	39.0	69.1
Buenavista SX-EW plant III	175.8	226.7	138.3
Buenavista crusher and conveyors system for leach material (Quebalix III)	—	8.1	16.1
Quebalix IV	70.4	54.0	—
Buenavista molybdenum plant	—	19.0	17.0
El Arco feasibility study, land and water rights	0.9	1.3	1.5
La Caridad flash furnace and acid plant modernization	23.2	39.5	5.9
Santa Eulalia pumping system	—	1.8	4.9
Angangueo project	9.7	9.0	3.6
New system recovery solutions	66.2	42.4	0.9
Other projects	61.3	46.2	13.7
Sub-total projects	945.2	1,043.2	636.3
Maintenance and replacement	235.8	287.8	157.7
Total Mexican expenditures	1,181.0	1,331.0	794.0

Total capital expenditures	$1,534.8	$1,703.3	$1,051.9

In 2015, we plan to invest $2.7 billion in capital projects. As we previously disclosed, our investment program aims to increase copper production capacity by approximately 89% from our 2013 production level of 617,000 tons to 1,165,000 tons by 2018.  In addition to our ongoing capital maintenance and replacement spending, our principle capital programs include the following:

Projects in Mexico:

Buenavista Projects: We continue developing our $3.4 billion investment program at this unit which is expected to increase its copper production capacity by approximately 175%, as well as molybdenum production by 42%.

The new copper molybdenum concentrator has an annual production capacity of 188,000 tons of copper and 2,600 tons of molybdenum. The project will additionally produce 2.3 million ounces of silver and 21,000 ounces of gold per year. The total capital budget of the project is $1,383.6 million and through December 31, 2014, the project has an 92.2% progress with an investment of $978.5 million. The project is expected to be completed in the third quarter of 2015. All major equipment is on site and has been installed.

Regarding the mine equipment acquisition for the Buenavista expansion, through December 31, 2014 we have invested $510.9 million and have received sixty-one 400-ton capacity trucks, seven shovels and eight drills required for the mine expansion. All of this equipment is currently in operation.

Performance testing for the SX-EW III plant was successfully completed and technical full capacity has been achieved in accordance with the design flow rate of the plant. Estimated annual production for the plant is 120,000 tons of copper cathodes. Capital budget of $444.0 million has been invested through December 31, 2014.

The crushing, conveying and spreading system for leachable ore project (Quebalix IV) will increase production by improving SX-EW copper recovery, reducing processing time, mining and hauling costs. It has a crushing and conveying capacity of 80 million tons per year and is expected to be completed in the fourth quarter of 2015. The project has a 49.4% progress with an investment of $117.7 million out of the approved capital budget of $340 million.

The remaining projects to complete the $3.4 billion budgeted program include investments in infrastructure, including power lines and substations, water supply, tailings dam, mine equipment shops, internal roads and others.

Angangueo: With an estimated investment of $174.7 million, Angangueo includes a concentrator plant which will have an estimated average annual metal content production of 10,400 tons of copper and 7,000 tons of zinc in the first seven years. Over the life of the mine, average annual concentrate production is expected to contain 2.4 million ounces of silver and 1,500 ounces of gold. Through December 31, 2014 we have spent $27.3 million on the project. We are preparing the new environmental studies for this project. We will wait the authorization from SEMARNAT to resume the purchase of main equipment and work on the project.

Projects in Peru:

Toquepala Projects: Through December 31, 2014, we have invested a total of $346.0 million in Toquepala projects. These projects include the construction of a new crusher and conveyor belt system to replace current mine rail haulage, which we expect will reduce annual operating cost.

Toquepala expansion project. On December 17, 2014 we received governmental approval of the EIA for the Toquepala concentrator expansion, which will allow us to continue developing this important project. The Toquepala concentrator expansion will increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum at a total capital cost of approximately $1.2 billion.

Cuajone Projects: Through December 31, 2014, we have invested $40.6 million of a budget of $45 million on the HPGR project, which will produce a more finely crushed material. The engineering and the purchase of equipment have been completed and the project has reached 99% completion. The project is expected to generate cost savings, improve copper recovery and reduce power consumption in the crushing process. Through December 2014, the implementation of the HPGR project and the variable cut-off ore grade project, implemented in 2013, have produced an estimated incremental production of 23,500 tons of copper.

The project to improve slope stability at the south area of the Cuajone mine, will remove approximately 148 million tons of waste material, in order to improve mine design without reducing current production level. The mine equipment acquired includes one shovel, five 400-ton capacity trucks, one drill and auxiliary equipment which will be reallocated to our mine operations once the project is finished. Besides preparing the mine for the future, this investment will avoid a reduction in average ore grade. As of December 31, 2014, 14 million tons of waste material have been removed and activities will continue for 4 additional years. At December 31, 2014, we have invested $67.7 million in this project.

Tia Maria project: On August 1, 2014 we received the final approval of our EIA. We expect to be granted the authorization in the first quarter of 2015 to move forward with the construction phase and begin construction immediately thereafter.

This project will be completed in the first half of 2017 with an investment of approximately $1.4 billion, to produce 120,000 tons of copper cathodes per year using state of the art technology with the highest international environmental standards. The project is currently expected to generate 3,500 jobs during the construction phase. When in operation, Tia Maria will directly employ 600 workers and indirectly another 2,000. Through its expected twenty-years of life, the project related services will create significant business opportunities in the Arequipa region.

In addition, the Company intends to implement social responsibility programs in the Arequipa region similar to those established in the communities near its other Peruvian operations.

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We are preparing bidding documents for the second stage that includes engineering and procurement to improve and increase the dam’s embankment. The project has a total budgeted cost of $66.0 million, with $52.7 million invested through December 31, 2014.

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

El Arco: El Arco is a world class copper deposit in the central part of the Baja California peninsula, with ore reserves over 1.5 billion tons with an ore grade of 0.416% and 0.14 grams of gold per ton. In 2010, we concluded the feasibility study and an investment of $56.4 million was approved for land acquisition required for the project. This project, when developed, is expected to produce 190,000 tons of copper and 105,000 ounces of gold annually. Through December 31, 2014 we have invested $41.3 million on studies, exploration and land acquisition for the project. In 2015, we expect to continue investing in land acquisition and exploration. In addition, we will begin an engineering study to determine the best way to optimize the investment in the project.

The above information is based on estimates only.  We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

Our discussion and analysis of financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We make our best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves, revenue recognition, leachable material and related amortization, estimated impairment of assets, asset retirement obligations, valuation allowances for deferred tax assets, unrecognized tax benefits and fair value of financial instruments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Ore Reserves: For internal ore reserve estimation, we use metal price assumptions of $2.90 per pound for copper and $9.50 per pound for molybdenum. These prices are intended to conservatively approximate average prices over the long term.

However, pursuant to SEC guidance, the reserve information in this report is calculated using average metals prices over the most recent three years, except as otherwise stated. We refer to these three-year average metals prices as “current average prices.” Our current average prices for copper are calculated using prices quoted by COMEX, and our current average prices for molybdenum are calculated using prices published in Platt’s Metals Week. Unless otherwise stated, reserve estimates in this report use the following three years average prices for copper and molybdenum as of December 31, 2014:

	2014	2013	2012	Average 2014-2012
Copper ($ per pound)	3.12	3.34	3.61	3.36
Molybdenum ($ per pound)	11.30	10.26	12.62	11.39

Certain financial information is based on reserve estimates calculated on the basis of current average prices. These include amortization of intangible assets and mine development. Variations in ore reserve calculations from changes in metal price assumptions generally do not create material changes to our financial results. However, significant decreases in metal prices could adversely affect our earnings by causing, among other things, asset impairment charges, please see “Assets impairment” below. A 20% increase or decrease in three-year average copper prices, for mineral reserves estimation, which is a reasonable possibility, would not materially affect our statement of earnings as the amount of reserves would not change significantly. Please see Item 2- “Properties - Ore reserves.”

Leachable Material:

The leaching process is an integral part of the mining operations carried out at our open-pit mines. We capitalize the production cost of leachable material at our Toquepala, La Caridad and Buenavista mines recognizing it as inventory. The estimates of recoverable mineral content contained in the leaching dumps are supported by engineering studies. As the production cycle of the leaching process is significantly longer than the conventional process of concentrating, smelting and electrolytic refining, we include on our balance sheet, current leach inventory (as part of work-in-process inventories) and long-term leach inventory. Through the third quarter of 2014, the cost attributed to the produced leach material was charged to cost of sales over a five-year period, which was the average estimated recovery period based on the recovery percentages of each mine. However, the improvements in efficiency in production and use of leachable material, as a result of the completion of construction of a new plant during the fourth quarter, resulted in a change in amortization of leachable material to the units of production method.  This was accounted for prospectively in 2014, and will better match costs with revenues resulting from the increases in production stemming from the new plant.  As the plant entered into operation in the fourth quarter of 2014, the impact to results in 2014 was not considered significant and totaled approximately $17 million recognized within cost of sales. The Company expects that the impacts in future periods will be significant as a result of the increased production levels.

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

Asset Impairments: We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle. We are currently using a long-term average copper price of $3.00 per pound of copper and an average molybdenum price of $10.00 per pound, reflective of the current price environment, for our impairment tests. The results of our impairment sensitivity analysis, which included a stress test using a copper price assumption of $2.00 per pound and a molybdenum price assumption of $8.00 per pound showed projected discounted cash flows in excess of the carrying amounts of long-lived assets by margins ranging from 2.20 to 4.76 times such carrying amount.

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

RESULTS OF OPERATIONS

The following table highlights key financial results for each of the years in the three-year period ended December 31, 2014.

				Variance
Statement of Earnings Data	2014	2013	2012	2014-2013	2013-2012
	(in millions)
Net sales	$5,787.7	$5,952.9	$6,669.3	$(165.2)	$(716.4)
Cost of sales (exclusive of depreciation, amortization and depletion)	(2,840.5)	(2,871.3)	(2,769.2)	30.8	(102.1)
Selling, general and administrative	(103.4)	(102.5)	(101.3)	(0.9)	(1.2)
Depreciation, amortization and depletion	(445.0)	(396.0)	(325.8)	(49.0)	(70.2)
Exploration	(74.6)	(51.0)	(47.9)	(23.6)	(3.1)
Environmental remediation	(91.4)	—	—	(91.4)	—
Legal fees related to the SCC shareholder derivative lawsuit	—	—	(316.2)	—	316.2
Operating income	2,232.8	2,532.1	3,108.9	(299.3)	(576.8)
Interest expense, net	(138.6)	(196.6)	(172.4)	58.0	(24.2)
Interest income	15.3	20.0	15.2	(4.7)	4.8
Other income (expense)	(40.8)	17.1	21.8	(57.9)	(4.7)
Income taxes	(754.6)	(769.3)	(1,080.9)	14.7	311.6
Equity earnings of affiliate	23.9	20.9	48.7	3.0	(27.8)
Net income attributable to non-controlling interest	(5.0)	(5.7)	(6.7)	0.7	1.0
Net income attributable to SCC	$1,333.0	$1,618.5	$1,934.6	$(285.5)	$(316.1)

NET SALES

2014-2013:  Net sales in 2014 were $5,787.7 million, compared to $5,952.9 million in 2013, a decrease of $165.2 million or 2.8%. The decrease was principally the result of lower copper and silver prices as well as lower silver and zinc sales volume, partially offset by higher molybdenum and zinc prices and higher copper and molybdenum sales volume. Copper made up 78.0% of net sales in 2014, compared to 78.2% in 2013. Sales of by-products in 2014 totaled $1,269.7 million, compared to $1,298.1 million in 2013, a decrease of 2.2%.

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

The table below outlines the average published market metals prices for our metals for each of the three years in the three-year period ended December 31, 2014:

				% Variance
	2014	2013	2012	2014-2013	2013-2012
Copper price ($ per pound - LME)	$3.11	$3.32	$3.61	(6.3)%	(8.0)%
Copper price ($ per pound - COMEX)	$3.12	$3.34	$3.61	(6.6)%	(7.5)%
Molybdenum price ($ per pound)(1)	$11.30	$10.26	$12.62	10.1%	(18.7)%
Zinc price ($ per pound — LME)	$0.98	$0.87	$0.88	12.6%	(1.1)%
Silver price ($ per ounce - COMEX)	$19.04	$23.82	$31.19	(20.1)%	(23.6)%

(1) Platt’s Metals Week Dealer Oxide.

The table below provides our metal sales as a percentage of our total net sales.

	Year Ended December 31,
Sales as a percentage of total net sales	2014	2013	2012
Copper	78.0%	78.2%	77.0%
Molybdenum	8.8%	6.5%	6.8%
Silver	4.7%	6.6%	7.4%
Zinc	3.6%	3.4%	2.9%
Other by-products	4.9%	5.3%	5.9%
Total	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product.

				Variance
Copper Sales (million pounds)	2014	2013	2012	2014-2013	2013-2012
Refined	779.6	772.7	719.9	6.9	52.8
Blister	—	3.7	72.4	(3.7)	(68.7)
Anode	—	2.2	5.5	(2.2)	(3.3)
SX-EW	248.5	190.8	218.9	57.7	(28.1)
Rod	284.1	279.1	265.7	5.0	13.4
Concentrates and other	135.8	133.9	132.2	1.9	1.7
Total	1,448.0	1,382.4	1,414.6	65.6	(32.2)

OPERATING COSTS AND EXPENSES

The table below summarized the production cost structure by major components for the three years ended 2014 as a percentage of total production cost:

	Year ended December 31,
	2014	2013	2012
Power	18.6%	19.8%	20.9%
Labor	14.4%	15.9%	14.9%
Fuel	16.0%	14.9%	13.9%
Maintenance	15.5%	15.6%	16.1%
Operating material	18.6%	18.5%	18.0%
Other	16.9%	15.3%	16.2%
Total	100.0%	100.0%	100.0%

2014-2013: Operating costs and expenses in 2014 increased $134.1 million, compared to 2013, primarily due to:

Operating cost and expenses for 2013		$3,420.8
Plus:
•	Higher depreciation, amortization and depletion mainly at our Mexican operations as a result of the acquisition of mine equipment and the start-up of some projects, including the Quebalix IV project. In addition, higher depreciation at our Peruvian operations from addition of new equipment.	49.0
•	Higher exploration expenses mainly in South America.	23.6
•	Environmental remediation expense due to the spill at Buenavista.	91.4
•	Higher selling, general and administrative expenses.	0.9
Less:
•	Lower cost of sales (exclusive of depreciation, amortization and depletion), mainly as a result of lower purchases of metals from third parties, mining royalties, labor costs, workers’ participation, net currency translation effect, inventory consumption and others.	(30.8)
Operating cost and expenses for 2014		$3,554.9

2013-2012: Operating costs and expenses in 2013 decreased $126.7 million, compared to 2012, primarily due to:

Operating cost and expenses for 2012		$3,560.4
Less:
•	Legal fees related to SCC shareholder derivative lawsuit in 2012.	(316.2)
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion), principally as a result of higher production cost (labor, fuel and power and repair material costs) and higher inventory consumption, partially offset by lower workers’ participation, mining royalties and cost of metals purchased from third parties.	102.1
•	Higher depreciation, amortization and depletion mainly at our Mexican operations as a result of the acquisition of mine equipment and the start-up of some projects, including the Quebalix III project.	70.2
•	Higher exploration expenses.	3.1
•	Higher general and administrative expenses.	1.2
Operating cost and expenses for 2013		$3,420.8

NON-OPERATING INCOME (EXPENSE)

				Variance
	2014	2013	2012	2014-2013	2013-2012
Interest expense	$(265.3)	$(265.5)	$(201.8)	$0.2	$(63.7)
Capitalized interest	126.7	68.9	29.4	57.8	39.5
Other (expense) income	(40.8)	17.1	21.8	(57.9)	(4.7)
Interest income	15.3	20.0	15.2	(4.7)	4.8
Total non-operating income (expense)	$(164.1)	$(159.5)	$(135.4)	$(4.6)	$(24.1)

2014-2013: Non-operating income and expense were a net expense of $164.1 million in 2014 compared to a net expense of $159.5 million in 2013. The $4.6 million increase in net expense in 2014 was mainly due to:

•                  $32.7 million of higher miscellaneous expenses principally at our Peruvian operations, including unrecovered insurance expense, and,

•                  $18.4 million income in 2013 from the return of funds from Coimolache, expended during the exploration stage of the Tantahuatay mine, partially offset by,

•                  $57.8 million of higher capitalized interest which decreased non-operating expense due to increased capital expenditures at our Mexican operations.

2013-2012: Non-operating income and expense were a net expense of $159.5 million in 2013 compared to a net expense of $135.4 million in 2012. The $24.1 million increase in 2013 was a net expense mainly due to:

•             $63.7 million of higher interest expense as a result of the $1.5 billion notes issued in November 2012,

•             $18.2 million less of a 2012 gain in the sale of our shares of Compania Internacional Minera, a mining company in which we had a minority participation, partially offset by

•             $39.5 million of higher capitalized interest due to increased capital expenditures principally at our Mexican operations, and

•             $18.4 million received in 2013 from Coimolache as a return of funds provided during the exploration stage of the Tantahuatay mine. These funds were originally expensed on our financial statements.

Income taxes

	2014	2013	2012
Provision for income taxes	$754.6	$769.3	$1,080.9
Effective income tax rate	36.5%	32.4%	36.3%

The income tax provision includes Peruvian, Mexican and U.S. federal and state income taxes.

Components of income tax provision for 2014, 2013 and 2012 include the following ($ in million):

	2014	2013	2012
Statutory income tax provision	$630.6	$743.8	$1,031.3
Peruvian royalty	7.5	—	—
Mexican royalty	81.2	—	—
Peruvian special mining tax	35.3	25.5	49.6
Total income tax provision	$754.6	$769.3	$1,080.9

The increase in the effective tax rate in 2014 from the prior year is primarily due to the new Mexican royalty tax instituted for 2014, which added 4.0% to the effective tax rate and the provision for environmental remediation, which is a non-deductible expense. The higher effective income tax rate in 2012 was principally due to a $316.2 million one-time payment of legal fees related to the SCC shareholder derivative lawsuit, which is being treated as a non-deductible expense.

In 2014, the Peruvian government enacted tax law changes to both the income tax and dividend tax rates that become effective on January 1, 2015. The rate in effect for 2014 was 30%, with a 4.1% dividend tax rate. The new rates are as follows:

Year	Income Tax Rate	Dividend Tax Rate
2015- 2016	28%	6.8%
2017- 2018	27%	8.0%
2019 and later	26%	9.3%

The recalculation of the deferred tax liability in the Peruvian jurisdiction using future tax rates did not have a material effect on the deferred tax liability and the Company’s financial statements.

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

Equity earnings of affiliate

In 2014, 2013 and 2012 we have recognized $23.9 million, $20.9 million and $48.7 million, respectively of equity earnings of affiliate, from our 44.2% interest in the Tantahuatay mine.

Net Income attributable to the non-controlling interest

Net income attributable to the non-controlling interest in 2014 was $5.0 million, compared to $5.7 million in 2013, and $6.7 million in 2012, decreases in 2014 and 2013 of $0.7 million and $1.0 million, respectively. These decreases were the result of lower earnings at our Peruvian operations.

Income attributable to SCC

Our net income attributable to SCC in 2014 was $1,333.0 million, compared to $1,618.5 million in 2013 and $1,934.6 million in 2012. Net income attributable to SCC decreased mainly as a result of the decrease in metal prices and other factors described above.

SEGMENT RESULTS ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.  Please see a detail definition of them on Item 1 “Business — Business Reporting Segments.”

The following table presents the volume of sales by segment of copper and our significant by-products, for each of the years in the three year period ended December 31, 2014:

				Variance
Copper Sales (million pounds)	2014	2013	2012	2014-2013	2013-2012
Peruvian operations	688.0	680.1	703.0	7.9	(22.9)
Mexican open-pit	760.0	702.3	711.6	57.7	(9.3)
Mexican IMMSA unit	17.8	17.2	18.8	0.6	(1.6)
Other and intersegment elimination	(17.8)	(17.2)	(18.8)	(0.6)	1.6
Total copper sales	1,448.0	1,382.4	1,414.6	65.6	(32.2)

By-product Sales (million pounds, except silver -				Variance
million ounces)	2014	2013	2012	2014-2013	2013-2012
Peruvian operations:
Molybdenum contained in concentrate	22.2	17.2	16.1	5.0	1.1
Silver	3.9	3.4	3.8	0.5	(0.4)

Mexican open-pit operations:
Molybdenum contained in concentrate	28.8	26.7	24.1	2.1	2.6
Silver	7.8	10.1	9.0	(2.3)	1.1

IMMSA unit
Zinc-refined and in concentrate	201.5	218.5	205.9	(17.0)	12.6
Silver	4.8	4.9	5.4	(0.1)	(0.5)

Other and intersegment elimination
Silver	(1.9)	(1.8)	(2.0)	(0.1)	0.2

Total by-product sales
Molybdenum contained in concentrate	51.0	43.9	40.2	7.1	3.7
Zinc-refined and in concentrate	201.5	218.5	205.9	(17.0)	12.6
Silver	14.6	16.6	16.2	(2.0)	0.4

Peruvian Open-pit Operations

	Twelve Months Ended
	December 31,			Variance
	2014	2013	2012	2014-2013	2013-2012
Net sales	$2,481.8	$2,614.6	$2,952.3	$(132.8)	$(337.7)
Operating costs and expenses	(1,673.4)	(1,595.7)	(1,598.8)	(77.7)	3.1
Operating income	$808.4	$1,018.9	$1,353.5	$(210.5)	$(334.6)

Net sales:

2014-2013: Net sales in 2014 decreased $132.8 million, compared to 2013, primarily due to the decrease in market prices of copper and silver, partially offset by higher molybdenum prices and higher sales volume of copper, molybdenum and silver.

2013-2012: Net sales in 2013 decreased $337.7 million, compared to 2012, primarily due to the decrease in market prices of our principal products and lower sales volume of copper partially offset by higher molybdenum sales volume.

Operating costs and expenses:

2014-2013: Operating costs and expenses in 2014 increased $77.7 million, compared to 2013, principally due to:

Operating cost and expenses for 2013	$1,595.7
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion), mainly due to higher cost of materials and other expenses such as energy, water and operation contractors.	58.0
• Higher depreciation, amortization and depletion due to the acquisition of mine equipment.	21.2
• Higher exploration expenses.	3.4
Less:
• Lower selling, general and administratives expenses.	(4.9)
Operating cost and expenses for 2014	$1,673.4

2013-2012: Operating costs and expenses in 2013 decreased $3.1 million, compared to 2012, principally due to:

Operating cost and expenses for 2012	$1,598.8
Plus:
• Higher depreciation, amortization and depletion due to the acquisition of mine equipment.	16.9
• Higher selling, general and administrative expenses.	1.2
• Higher exploration expenses.	0.7
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion), mainly due to a lower mining royalties, cost of metals purchased from third parties, inventory consumption and workers’ participation; partially offset by higher production cost (higher labor cost due to the new collective bargaining agreements and higher operating and repair costs due to cost inflation).	(21.9)
Operating cost and expenses for 2013	$1,595.7

Mexican Open-pit Operations

	Twelve Months Ended
	December 31,			Variance
	2014	2013	2012	2014-2013	2013-2012
Net sales	$2,954.2	$2,976.0	$3,339.0	$(21.8)	$(363.0)
Operating costs and expenses	(1,504.5)	(1,526.5)	(1,413.4)	22.0	(113.1)
Operating income	$1,449.7	$1,449.5	$1,925.6	$0.2	$(476.1)

Net sales:

2014-2013: Net sales in 2014 decreased by $21.8 million, compared to 2013, due to lower copper and silver prices, partially offset by higher molybdenum prices and higher copper and molybdenum sales volume.

2013-2012: Net sales in 2013 decreased by $363.0 million, compared to 2012, due to lower metal prices and lower copper sales volume as a result of a temporary flooding problem at the Buenavista mine, partially offset by higher molybdenum and silver sales volumes. Molybdenum sales volume increased due to a new record production at La Caridad mine and the first production of the new molybdenum plant at the Buenavista mine.

Operating costs and expenses:

2014-2013: Operating costs and expenses in 2014 decreased $22.0 million, compared to 2013, principally due to:

Operating cost and expenses for 2013	$1,526.5
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion), principally as a result of lower cost of metals purchased from third parties, workers’ participation expense, net currency translation effect, inventory consumption and others.	(162.3)
Plus:
• Higher depreciation, amortization and depletion due to the acquisition of mine equipment.	46.5
• Higher selling, general and administrative expenses.	1.8
• Environmental remediation expense due to the spill at Buenavista.	91.4
• Higher exploration expenses.	0.6
Operating cost and expenses for 2014	$1,504.5

2013-2012: Operating costs and expenses in 2013 increased $113.1 million, compared to 2012, principally due to:

Operating cost and expenses for 2012	$1,413.4
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion), principally as a result of higher inventory consumption and production cost (labor, fuel and power and operating and repair material costs), partially offset by lower cost of metals purchased from third parties, sales expenses and workers’ participation.	80.7
• Higher depreciation, amortization and depletion due to the acquisition of mine equipment.	33.4
• Higher general and administrative expenses.	1.0
Less:
• Lower exploration expenses.	(2.0)
Operating cost and expenses for 2013	$1,526.5

IMMSA unit

	Twelve Months Ended
	December 31,			Variance
	2014	2013	2012	2014-2013	2013-2012
Net sales	$442.1	$459.2	$513.0	$(17.1)	$(53.8)
Operating costs and expenses	(414.2)	(394.1)	(360.4)	(20.1)	(33.7)
Operating income	$27.9	$65.1	$152.6	$(37.2)	$(87.5)

Net sales:

2014-2013: Net sales in 2014 decreased $17.1 million, compared to 2013, mainly due to lower metal prices of copper and silver, partially offset by higher zinc prices and higher copper sales volume. Zinc and silver sales volume also decreased in 2014.

2013-2012: Net sales in 2013 decreased $53.8 million, compared to 2012, mainly due to lower metal prices of zinc and silver, partially offset by higher zinc sales volume mainly from the Santa Eulalia mine which restored production after resolving its prior years flooding problems.

Operating costs and expenses:

2014-2013: Operating costs and expenses in 2014 increased $20.1 million, compared to 2013, principally due to:

Operating cost and expenses for 2013	$394.1
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion), principally as a result of higher cost of metals purchased from third parties and higher inventory consumption.	14.2
• Higher selling, general and administrative expenses.	1.2
• Higher depreciation, amortization and depletion.	2.4
• Higher exploration expenses.	2.3
Operating cost and expenses for 2014	$414.2

2013-2012: Operating costs and expenses in 2013 increased $33.7 million, compared to 2012, principally due to:

Operating cost and expenses for 2012	$360.4
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion), principally as a result of higher net currency translation effect, higher cost of metals purchased from third parties, higher production cost (labor, fuel and power and operating and repair material costs), partially offset by lower inventory consumption.	28.4
• Higher selling, general and administrative expenses.	0.5
• Higher depreciation, amortization and depletion.	5.8
Less:
• Lower exploration expenses.	(1.0)
Operating cost and expenses for 2013	$394.1

Intersegment Eliminations and Adjustments

The net sales, operating costs and expenses and operating income discussed above will not be directly equal to amounts in our consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account. Please see Note 18 “Segment and Related Information” of our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion relates to our liquidity and capital resources for each of the years in the three year period ended December 31, 2014.

Liquidity

The following table shows the cash flow for the three year period ended December 31, 2014 (in millions):

				Variance
	2014	2013	2012	2014-2013	2013-2012
Net cash provided from operating activities	$1,355.9	$1,857.2	$2,004.0	$(501.3)	$(146.8)
Net cash used for investing activities	$(1,655.2)	$(1,744.9)	$(668.6)	$89.7	$(1,076.3)
Net cash (used for) provided from financing activities	$(1,064.5)	$(865.3)	$278.1	$(199.2)	$(1,143.4)

Net cash provided from operating activities:

The 2014, 2013 and 2012 change in operating assets and liabilities include (in millions):

				Variance
	2014	2013	2012	2014-2013	2013-2012
Net income	$1,338.0	$1,624.2	$1,941.4	$(286.2)	$(317.2)
Depreciation, amortization and depletion	445.0	395.9	325.7	49.1	70.2
Provision (benefit) for deferred income taxes	(233.8)	(97.2)	55.8	(136.6)	(153.0)
Other adjustments to net income	(63.6)	3.0	(31.3)	(66.6)	34.3
Operating assets and liabilities	(129.7)	(68.7)	(287.6)	(61.0)	218.9
Net cash provided from operating activities	$1,355.9	$1,857.2	$2,004.0	$(501.3)	$(146.8)

Significant items were added to (deducted from) net income, to arrive at operating cash flow including depreciation, amortization and depletion, currency translation effect, equity earnings of affiliate net of dividends received and other adjustments.

2014: In 2014, net income was $1,338.0 million, approximately 99% of the net operating cash flow. An increase in operating assets and liabilities reduced operating cash flow by $129.7 million and included:

•                  $260.1 million increase in inventory mainly due to $206.9 million of higher long-term leachable material inventory, mainly at our Buenavista mine.

•                  $7.0 million increase in accounts receivable.

•                  $109.6 million increase in accounts payable and accrued liabilities which was mainly due to $72.6 of higher income tax provision, $56.4 million of higher accounts payable mainly at our Mexican operations which includes higher capital investment at our Buenavista projects, and $19.4 million of lower workers’ participation.

2013:  In 2013, net income was $1,624.2 million, approximately 88% of the net operating cash flow. An increase in operating assets and liabilities reduced operating cash flow by $68.7 million and included:

•                  $143.6 million increase in inventory mainly due to an increase of $126.9 million in leachable material.

•                  A decrease in accounts payable and accrued liabilities was mainly due to higher payment of income tax and workers’ participation than amounts accrued.

•                  $136.1 million decrease in accounts receivable.

2012:  In 2012, net income was $1,941.4 million, approximately 97% of the net operating cash flow. The principal adjustments to reconcile net income to cash include depreciation, amortization and depletion of $325.7 million less an increase in operating assets and liabilities which reduced operating cash flow by $287.6 million and included:

•                  $180.7 million increase in inventories which includes an increase of $120.6 million in capitalized leachable material.

•                  The decrease in accounts payable and accrued liabilities was mainly due to higher income tax payments.

Net cash used for investing activities:

2014: Net cash used for investing activities in 2014 included $1,534.8 million for capital expenditures. The capital expenditures included:

•                  $1,181.0 million of investments at our Mexican operations:

•                  $465.2 million for the new Buenavista concentrator,

•                  $175.8 million for the SX-EW III project,

•                  $  65.8 million for new projects infrastructure,

•                  $  70.4 million for the Quebalix IV project,

•                  $  66.2 million for the new system recovery solutions,

•                  $  46.7 million at our IMMSA unit, and

•                  $290.9 million for various other replacement expenditures.

•                  $353.8 million of investments at our Peruvian operations:

•                  $    8.5 million for the Tia Maria project,

•                  $  65.7 million for the Toquepala projects,

•                  $    7.0 million for the Cuajone projects,

•                  $  10.6 million for the improvement of slope stability at the south area of Cuajone, and

•                  $262.0 million for various other replacement and environmental expenditures.

The 2014 investment activities include net purchases of short-term investments of $130.3 million.

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

•                  $388.3 million for the new Buenavista concentrator,

•                  $226.7 million for the SX-EW III project,

•                  $  39.0 million for new projects infrastructure,

•                  $  54.0 million for the Quebalix IV project,

•                  $  42.4 million for the system recovery solutions,

•                  $  60.6 million at our IMMSA unit, and

•                  $352.1 million for various other replacement expenditures.

•                  $372.3 million of investments at our Peruvian operations:

•                  $  41.1 million for the Tia Maria project,

•                  $  56.7 million for the Toquepala projects,

•                  $  59.4 million for the improvement of slope stability at the south area of Cuajone,

•                  $    9.6 million for Cuajone projects, and

•                  $205.5 million for various other replacement expenditures.

The 2013 investment activities include net purchases of short-term investments of $74.0 million. The year also includes a $22.7 million loan repayment from an affiliate and the release of the escrow deposit of $5.1 million related to the final payment of the Mitsui loan.

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

•                 $794.0 million of investments at our Mexican operations:

•                  $216.3 million for the Buenavista mine equipment,

•                  $149.0 million for the new Buenavista concentrator,

•                  $138.3 million for the SX-EW III project,

•                  $  69.1 million for new projects infrastructure,

•                  $  56.0 million at our IMMSA unit, and

•                  $165.3 million for various other replacement expenditures.

•                  $257.9 million of investments at our Peruvian operations:

•                  $    7.8 million for the Tia Maria project,

•                  $  32.7 million for the Toquepala projects,

•                  $  52.0 million for the Cuajone projects, and

•                  $165.4 million for various other replacement expenditures.

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

Net cash used for (provided from) financing activities:

2014: Net cash used for financing activities in 2014 was $1,064.5 million and included:

•                  A dividend distribution of $381.0 million.

•                  The repurchase of 22.7 million of our common shares at a cost of $682.8 million.

•                  A distribution of $1.0 million to the non-controlling interest.

2013: Net cash used for financing activities in 2013 was $865.3 million and included:

•                  A dividend distribution of $573.8 million.

•                 The repurchase of 10.2 million of our common shares at a cost of $281.4 million.

•                  Payment of principal of $10.0 million on the Mitsui loan.

•                  A distribution of $1.4 million to the non-controlling interest.

2012: Net cash provided from financing activities was $278.1 million and included:

•                  The issuance of new debt of $1,477.5 million.

•                  The payment received, related to the SCC shareholder derivative lawsuit of $2,108.2 million, reduced by

•                  a dividend distribution of $3,140.0.

•                  The repurchase of 4.4 million shares of our common stock at a cost of $147.3 million.

•                  A debt repayment of $10 million.

•                  A distribution to our non-controlling interest investors of $3.6 million.

Other Liquidity Considerations

We expect that we will meet our cash requirements for 2015 and beyond from cash on hand and internally generated funds.  In addition, we believe that we will be able to access additional external financing on reasonable terms, if required.

As of December 31, 2014, $37.7 million of our cash, cash equivalents, restricted cash and short-term investments of $722.0 million was held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. The Company had provided a deferred tax liability of $7.4 million as of December 31, 2013 for the U.S. income tax effects of $76.2 million of foreign earnings that may potentially be repatriated in the future.  At December 31, 2014 Minera Mexico has determined that it has no remittable earnings available for dividends to the United States due to its internal financial obligations and current expansion, and that at the end of 2014 it has met the indefinite reversal criteria of ASC 740-30-25-17 that it intends to reinvest its earnings indefinitely. Any distribution of earnings from our Mexican subsidiaries to the United States is subject to a U.S. federal income tax that equates to approximately 10% of the amount of the distribution after considering foreign tax credit utilization. Distributions of earnings from our Peruvian branch to the United States are not subject to repatriation taxes. Our Peruvian operations are not foreign subsidiaries. Rather they are mainly comprised of operations that are treated as a branch of our U.S. operations from a tax perspective.

Share repurchase program: In 2008, our BOD authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Since the inception of the program through December 31, 2014, we have purchased 79.9 million shares of our common stock at a cost of $1,842.3 million. These shares will be available for general corporate purposes. We may purchase additional shares of our common stock from time to time, based on market conditions and other factors.  This repurchase program has no expiration date and may be modified or discontinued at any time. For further details please see Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - SCC common stock repurchase plan.”

Dividend: On January 29, 2015, the Board of Directors authorized a cash dividend of $0.10 per share of common stock payable on March 3, 2015, to shareholders of record at the close of business on February 17, 2015.

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

Our total debt at December 31, 2014 was $4,206.0 million, compared to $4,204.9 million at December 31, 2013, net of the unamortized discount of notes issued under par of $45.1 million and $46.2 million at December 31, 2014 and 2013, respectively.

The ratio of total debt to total capitalization was 41.8% at December 31, 2014, compared to 43.1% at December 31, 2013.  Also the ratio of net debt to net capitalization was 39.7% at December 31, 2014, compared to 31.3% at December 31, 2013.

We define net debt as total debt, including current maturities, minus cash and cash equivalents.  We believe that net debt is useful to investors as a measure of our financial position.  We define net capitalization as the sum of net debt and equity.  We use the net debt to net capitalization ratio as measure of our indebtedness position and to determine how much debt can we take in addition to the use of the equity and the balance sheet in general. We define total capitalization as the sum of the carrying values of our total debt, including current maturities, and equity.  A reconciliation of our net debt to net capitalization and total debt to total capitalization as included in the consolidated balance sheet is presented under the sub heading “Non-GAAP Information Reconciliation” below.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations as of December 31, 2014:

	Payments due by Period
	Total	2015	2016	2017	2018	2019	2020 and Thereafter
	(dollars in millions)
Long-term debt	$4,251.1	$200.0	—	—	—	—	$4,051.1
Interest on debt	5,443.0	256.4	$248.9	$248.9	$249.0	$249.0	4,190.8
Uncertain tax position(a)	319.4	—	—	—	—	—	—
Workers’ participation	200.3	200.3	—	—	—	—	—
Pension and post-retirement obligations	40.5	8.2	2.6	2.5	2.7	2.9	21.6
Asset retirement obligation	116.1	13.7	—	—	—	—	102.4
Purchase obligations:
Commitment to purchase energy	9,749.5	509.7	537.1	492.9	454.8	472.4	7,282.7
Capital expenditure projects	590.1	523.0	67.1	—	—	—	—
Total	$20,710.0	$1,711.3	$855.7	$744.3	$706.5	$724.3	$15,648.6

(a)         The above table does not include any future payment related to uncertain tax position liabilities because there is often a high degree of uncertainty regarding the timing of future cash outflows.  As of December 31, 2014 the liability recognized by the Company is $319.4 million and is included as non-current liability in the consolidated balance sheet.

Long-term debt payments do not include the debt discount valuation account of $45.1 million.

Interest on debt is calculated at rates in effect at December 31, 2014.  As all our debt is at fixed rates, future expenditures will not change due to rate changes.  Please refer to Note 10 “Financing” of our consolidated financial statements for a description of our long-term debt arrangements and credit facilities.

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

We have a commitment to purchase power for our Peruvian operations from Enersur through April 2017. In June 2014, we signed a power purchase agreement for 120MW with the state company Electroperu S.A., which will supply energy for our Peruvian operations for twenty years starting on April 17, 2017 and ending on April 30, 2037. Also in July 2014, we signed a power purchase agreement for 120MW with a private power generator Kallpa, which will supply energy for our Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027.

Also we have a commitment to purchase power for our Mexican operations from MGE, a subsidiary of Grupo Mexico through 2032. See Note 13 “Commitment and Contingencies — Other commitments.”

Amounts indicated on the above table are based on our long-term estimated power costs, which are subject to change as energy generation costs change and our forecasted power requirements through the life of the agreements change.

Capital expenditure projects include committed purchase orders and executed contracts principally for our Mexican projects at the Buenavista mine.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 69) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound in the table below:

	2014		2013		2012
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$2,840.5	$1.96	$2,871.3	$2.15	$2,769.2	$2.01
Add:
Selling, general and administrative	103.4	0.07	102.5	0.08	101.3	0.08
Sales premiums, net of treatment and refining charges	(44.2)	(0.03)	(36.9)	(0.03)	(8.8)	(0.01)
Less:
Workers’ participation	(204.4)	(0.14)	(226.5)	(0.17)	(268.6)	(0.19)
Cost of metals purchased from third parties	(161.7)	(0.11)	(203.0)	(0.15)	(241.9)	(0.18)
Royalty charge and other, net	(15.0)	(0.01)	(88.9)	(0.07)	(123.8)	(0.09)
Inventory change	226.4	0.15	122.9	0.09	148.8	0.11
Operating Cash Cost without by-product revenues	$2,745.0	$1.89	$2,541.4	$1.90	$2,376.2	$1.73
Add:
By-product revenues (1)	(1,202.6)	(0.83)	(1,189.5)	(0.89)	(1,386.5)	(1.01)
Net revenue on sale of metal purchased from third parties	(10.1)	(0.01)	(17.9)	(0.01)	(18.8)	(0.01)
Add:
Total by-product revenues	(1,212.7)	(0.84)	(1,207.4)	(0.90)	(1,405.3)	(1.02)
Operating Cash Cost with by-product revenues	$1,532.3	$1.05	$1,334.0	$1.00	$970.9	$0.71
Total pounds of copper produced (in millions)	1,453.2		1,338.8		1,377.4

(1)         By-product revenues included in our presentation of operating cash cost contain the following:

	2014		2013		2012
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Molybdenum	$(506.9)	(0.35)	$(388.2)	(0.29)	$(450.4)	(0.33)
Silver	(239.4)	(0.17)	(305.8)	(0.23)	(381.4)	(0.28)
Zinc	(209.8)	(0.14)	(202.3)	(0.15)	(196.1)	(0.14)
Sulfuric Acid	(121.5)	(0.08)	(154.5)	(0.12)	(210.9)	(0.15)
Gold	(41.3)	(0.03)	(51.1)	(0.04)	(60.8)	(0.04)
Other products	(83.7)	(0.06)	(87.6)	(0.06)	(86.9)	(0.07)
Total	$(1,202.6)	(0.83)	$(1,189.5)	(0.89)	$(1,386.5)	(1.01)

The by-product revenue presented does not match with the sales value reported by segment on page 137 because the above table excludes purchases from third parties, which are reclassified to net revenue on sale of metal purchased from third parties.

Net debt to net capitalization: Net debt to net capitalization as of December 31, 2014 and 2013 is as follows:

	2014	2013
Total debt	$4,206.0	$4,204.9
Cash and cash equivalent balance	(364.0)	(1,672.7)
Net debt	3,842.0	2,532.2

Net capitalization:
Net debt	3,842.0	2,532.2
Equity	5,836.6	5,561.8
Net capitalization	$9,678.6	$8,094.0

Net debt/net capitalization (*)	39.7%	31.3%

(*) Represents net debt divided by net capitalization.

Total debt to total capitalization: Total debt to total capitalization as of December 31, 2014 and 2013 is as follows:

	2014	2013
Total debt	$4,206.0	$4,204.9

Capitalization
Debt	4,206.0	4,204.9
Equity	5,836.6	5,561.8
Total capitalization	$10,042.6	$9,766.7

Total debt/total capitalization (*)	41.9%	43.1%

(*) Represents debt divided by total capitalization.

Operating costs and expenses

(in millions)	2014	2013	2012
Operating costs and expenses (GAAP measure)	$3,554.9	$3,420.8	$3,560.4
Less
Legal fees related to SCC shareholder derivative lawsuit	—	—	316.2
Operating costs and expenses (Non-GAAP measure)	$3,554.9	$3,420.8	$3,244.2

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

For 2015, assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.10	$1.00	$0.10	$1.0
Annual change in net income attributable to SCC (in millions)	$99.3	$27.8	$12.7	$7.5

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

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2014:

	Sales volume (million lbs.)	Priced at (per pound)	Month of settlement
Copper	7.4	2.873	From January 2015 to April 2015
Molybdenum	11.7	9.00	From January 2015 to March 2015

Provisional sales price adjustments included in accounts receivable and net sales at December, 31, 2014 were $(9.6) million for copper and $(16.5) million for molybdenum

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by an exchange rate variance of the nuevo sol or the peso, resulting in a re-measurement gain or loss in our financial statements.  Recent inflation and exchange rate variances are provided in the table below:

	Years Ended December 31,
	2014	2013	2012
Peru:
Peruvian inflation rate	3.2%	2.9%	2.6%

Initial exchange rate	2.796	2.551	2.697
Closing exchange rate	2.989	2.796	2.551
Appreciation/(devaluation)	(6.9)%	(9.6)%	5.4%

Mexico:
Mexican inflation rate	4.1%	4.0%	3.6%

Initial exchange rate	13.077	13.010	13.979
Closing exchange rate	14.718	13.077	13.010
Appreciation/(devaluation)	(12.6)%	(0.5)%	6.9%

Change in monetary position:

Assuming an exchange rate variance of 10% at December 31, 2014, we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net earnings ($ in millions)
Appreciation of 10% in U.S. dollar vs. nuevo sol	$11.0
Devaluation of 10% in U.S. dollar vs. nuevo sol	$(12.9)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$23.5
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(28.8)

The net monetary position is net of those assets and liabilities that are nuevo sol or peso denominated at December 31, 2014.

Short-term investments:

Short-term investments were as follows ($ in millions):

	At December 31,
	2014	2013
Trading securities	$333.7	$202.6
Weighted average interest rate	0.78%	3.78%

Available-for-sale	4.9	5.7
Weighted average interest rate	0.44%	0.42%
Total	$338.6	$208.3

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and, as of December 31, 2014 and 2013, included corporate bonds and asset and mortgage backed obligations. As of December 31, 2014 and 2013, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Years ended December 31,
	2014	2013
Trading:
Interest earned	$4.9	$5.2
Unrealized gain (loss) at December 31,	$2.1	$(1.9)
Available-for-sale:
Interest earned	(*)	(*)
Investment redeemed	$0.8	$0.8

(*) Less than $0.1 million

At December 31, 2014 and 2013, contractual maturities of the available-for-sale debt securities are as follows (in millions):

	2014	2013
One year or less	$0.3	$0.4
Maturing after one year through five years	—	—
Maturing after five years through ten years	0.1	0.2
Due after 10 years	4.5	5.1
Total debt securities	$4.9	$5.7

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation:

We have audited the accompanying consolidated balance sheets of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southern Copper Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Miguel Angel Andrade Leven

Mexico City, Mexico

February 27, 2015

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31,
(in thousands, except for per share amounts)	2014	2013	2012
Net sales (including sales to related parties, see note 17)	$5,787,694	$5,952,943	$6,669,266
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	2,840,503	2,871,299	2,769,233
Selling, general and administrative	103,412	102,579	101,297
Depreciation, amortization and depletion	444,971	395,970	325,743
Exploration	74,618	50,983	47,877
Environmental remediation	91,350	—	—
Legal fees related to SCC shareholder derivative lawsuit (Note 14)	—	—	316,233
Total operating costs and expenses	3,554,854	3,420,831	3,560,383
Operating income	2,232,840	2,532,112	3,108,883

Interest expense	(265,278)	(265,551)	(201,785)
Capitalized interest	126,702	68,946	29,380
Other (expense) income	(40,841)	17,106	21,833
Interest income	15,283	19,985	15,231
Income before income taxes	2,068,706	2,372,598	2,973,542
Income taxes (including royalty taxes, see Note 7)	754,629	769,322	1,080,872
Net income before equity earnings of affiliate	1,314,077	1,603,276	1,892,670
Equity earnings of affiliate, net of income tax	23,861	20,905	48,702
Net income	1,337,938	1,624,181	1,941,372
Less: Net income attributable to the non-controlling interest	4,965	5,664	6,740
Net income attributable to SCC	$1,332,973	$1,618,517	$1,934,632

Per common share amounts attributable to SCC (1):
Net earnings — basic and diluted	$1.61	$1.92	$2.28
Dividends paid	$0.46	$0.68	$4.06

Weighted average shares outstanding — basic and diluted	828,199	842,668	848,346

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2014	2013	2012
	(in thousands)
COMPREHENSIVE INCOME:
Net income	$1,337,938	$1,624,181	$1,941,372
Other comprehensive income (loss) net of tax:
- (Increase) decrease in pension and other post-retirement benefits (net of income tax of $0.8 million, $(1.4) million and $2.2 million)	(1,426)	2,207	(3,394)

Derivative instruments classified as cash flow hedge:
- Decrease in prior period accumulated unrealized (gain) (net of income taxes of $3.5 million in 2012)	—	—	(5,452)

Total other comprehensive gain (loss)	(1,426)	2,207	(8,846)

Total comprehensive income	1,336,512	1,626,388	1,932,526

Comprehensive income attributable to the non-controlling interest	4,965	5,664	6,736
Comprehensive income attributable to SCC	$1,331,547	$1,620,724	$1,925,790

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

At December 31, (in thousands)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$363,970	$1,672,695
Restricted cash	19,456	—
Short-term investments	338,589	208,268
Accounts receivable trade	540,245	533,226
Accounts receivable other (including related parties 2014- $32,835 and 2013 - $38,062)	81,635	64,552
Inventories	836,464	693,942
Deferred income tax	119,510	84,377
Other current assets	189,920	158,990
Total current assets	2,489,789	3,416,050

Property, net	7,436,430	6,476,168
Leachable material	512,718	395,177
Intangible assets, net	109,872	110,219
Related parties receivable	161,244	161,244
Deferred income tax	553,948	180,707
Equity method investment	66,723	57,142
Other assets	221,186	199,322
Total assets	$11,551,910	$10,996,029

LIABILITIES
Current liabilities:
Current portion of long-term debt	$200,000	$—
Accounts payable (including related parties 2014- $69,083 and 2013- $28,373)	549,667	493,263
Accrued income taxes	80,101	7,474
Deferred income taxes	13,360	—
Accrued workers’ participation	198,009	192,371
Accrued interest	70,824	70,787
Other accrued liabilities	38,944	19,689
Total current liabilities	1,150,905	783,584

Long-term debt	4,006,031	4,204,915
Deferred income taxes	385,545	244,875
Other liabilities and reserves	56,697	76,000
Asset retirement obligation	116,133	124,835
Total non-current liabilities	4,564,406	4,650,625

Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY (NOTE 14)
Common stock par value $0.01; shares authorized, 2014 and 2013 — 2,000,000; shares issued, 2014 and 2013 — 884,596	8,846	8,846
Additional paid-in capital	3,344,669	3,340,349
Retained earnings	4,346,818	3,394,827
Accumulated other comprehensive income	4,813	6,239
Treasury stock, at cost, common shares	(1,900,686)	(1,216,599)
Total Southern Copper Corporation stockholders’ equity	5,804,460	5,533,662
Non-controlling interest	32,139	28,158
Total equity	5,836,599	5,561,820

Total liabilities and equity	$11, 551,910	$10,996,029

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, (in thousands)	2014	2013	2012

OPERATING ACTIVITIES

Net income	$1,337,938	$1,624,181	$1,941,372
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	444,971	395,970	325,743
Equity earnings of affiliate, net of dividends received	(9,581)	(10,088)	(17,666)
(Gain) loss on currency translation effect	(53,967)	13,089	15,174
(Benefit) provision for deferred income taxes	(233,794)	(97,188)	55,807
Gain on sale of investment	—	—	(18,200)
(Gain) loss on short-term investments	—	—	(10,623)

Cash provided from (used for) operating assets and liabilities:
Accounts receivable	(7,019)	136,107	(14,739)
Inventories	(260,063)	(143,575)	(180,684)
Accounts payable and accrued liabilities	109,564	(63,551)	(135,742)
Other operating assets and liabilities	27,844	2,279	43,520
Net cash provided from operating activities	1,355,893	1,857,224	2,003,962

INVESTING ACTIVITIES
Capital expenditures	(1,529,799)	(1,703,349)	(1,051,900)
Purchase of short-term investments	(436,649)	(346,664)	(152,441)
Proceeds on sale of short-term investment	306,328	272,694	540,098
Proceeds on sale of investment	—	—	18,200
Loan repaid by (granted to) related parties		22,706	(37,599)
Sale of property	4,924	4,618	15,072
Release of escrow deposit on long-term debt	—	5,089	—
Net cash used for investing activities	(1,655,196)	(1,744,906)	(668,570)

FINANCING ACTIVITIES
Debt repaid	—	(10,000)	(10,000)
Debt incurred	—	—	1,477,455
Capitalization of debt issuance cost	—	—	(7,685)
Repurchase of common shares	(682,774)	(281,438)	(147,344)
Dividends paid to common stockholders	(380,982)	(573,816)	(3,139,971)
SCC shareholder derivative lawsuit	—	—	2,108,221
Distributions to non-controlling interest	(961)	(1,350)	(3,613)
Other	247	1,275	1,035
Net cash (used for) provided from financing activities	(1,064,470)	(865,329)	278,098
Effect of exchange rate changes on cash and cash equivalents	55,048	(33,782)	(2,120)

(Decrease) increase in cash and cash equivalents	(1,308,725)	(786,793)	1,611,370

Cash and cash equivalents, at beginning of year	1,672,695	2,459,488	848,118
Cash and cash equivalents, at end of year	$363,970	$1,672,695	$2,459,488

	2014	2013	2012
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$261,975	$262,490	$189,217
Income taxes	$840,819	$819,897	$1,140,352
Workers’ participation	$202,393	$276,376	$256,042

Supplemental schedule of non-cash operating, investing and financing activities:
Decrease (increase) in pension and other post-retirement benefits	$(1,426)	$2,207	$(3,394)
Capital expenditures incurred but not yet paid	$33,758	$28,769	$13,653

Effect of common stock dividend:
Retained earnings	—	—	$296,590
Treasury stock	—	—	(151,458)
Additional paid-in capital	—	—	(145,132)

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For years ended December 31, (in thousands)	2014	2013	2012

TOTAL EQUITY, beginning of year	$5,561,820	$4,789,100	$4,036,283
STOCKHOLDERS’ EQUITY, beginning of year	5,533,662	4,765,140	4,015,304
CAPITAL STOCK:
Balance at beginning and end of year:	8,846	8,846	8,846

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	3,340,349	3,320,927	1,039,382
SCC shareholder derivative lawsuit	—	—	2,108,221
Common stock dividend distribution	—	—	145,132
Other activity of the period	4,320	19,422	28,192
Balance at end of year	3,344,669	3,340,349	3,320,927

TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the year	(1,010,979)	(729,765)	(734,123)
Share repurchase program	(682,774)	(281,438)	(147,344)
Common stock distribution, per share $0.35	—	—	151,457
Used for corporate purposes	249	224	245
Balance at end of period	(1,693,504)	(1,010,979)	(729,765)

Parent Company common shares
Balance at beginning of year	(205,620)	(189,026)	(163,729)
Other activity, including dividend, interest and currency translation effect	(1,562)	(16,594)	(25,297)
Balance at end of year	(207,182)	(205,620)	(189,026)

Treasury stock balance at end of year	(1,900,686)	(1,216,599)	(918,791)

RETAINED EARNINGS:
Balance at beginning of year	3,394,827	2,350,126	3,852,054
Net earnings	1,332,973	1,618,517	1,934,632
Dividends paid, common stock, per share, 2014 - $0.46, 2013 — $0.68, 2012 - $3.71	(380,982)	(573,816)	(3,436,560)
Balance at end of year	4,346,818	3,394,827	2,350,126

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of year	6,239	4,032	12,875
Other comprehensive income (loss)	(1,426)	2,207	(8,843)
Balance at end of year	4,813	6,239	4,032

STOCKHOLDERS’ EQUITY, end of year	5,804,460	5,533,662	4,765,140

NON-CONTROLLING INTEREST, beginning of year	28,158	23,960	20,979
Net earnings	4,965	5,664	6,740
Distributions paid	(961)	(1,350)	(3,613)
Other activity	(23)	(116)	(146)
NON-CONTROLLING INTEREST, end of year	32,139	28,158	23,960

TOTAL EQUITY, end of year	$5,836,599	$5,561,820	$4,789,100

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At December 31, 2014, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 84.6% of the Company’s capital stock. The consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company’s Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

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

Use of estimates—

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying value of ore reserves that are the basis for future cash flow estimates and amortization calculations; environmental reclamation, closure and retirement obligations; estimates of recoverable copper in mill and leach stockpiles; asset impairments (including estimates of future cash flows); unrecognized tax benefits; valuation allowances for deferred tax assets; and fair value of financial instruments. Management bases its estimates on the Company’s historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Revenue recognition—

Substantially all of the Company’s copper and non-copper products are sold under annual or other longer-term contracts.

Revenue is recognized when title passes to the customer. The passing of title is based on terms of the contract, generally upon shipment. Copper and non-copper revenues are determined based on the monthly average of prevailing commodity prices according to the terms of the contracts. The Company provides allowances for doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts.

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

These provisional pricing arrangements are accounted for separately from the contract as an embedded derivative instrument under ASC 815-30 “Derivatives and Hedging — Cash Flow Hedges.” The Company sells copper in concentrate, anode, blister and refined form at industry standard commercial terms. Net sales include the invoiced value of copper, zinc, silver, molybdenum, sulfuric acid and other metals and the corresponding fair value adjustment of the related forward contract of copper and molybdenum.

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

Inventories—

The Company principally produces copper and, in the production process, obtains several by-products, including molybdenum, silver, zinc, sulfuric acid and other metals.

Metal inventories, consisting of work-in-process and finished goods, are carried at the lower of average cost or market. Costs incurred in the production of metal inventories exclude general and administrative costs. Once molybdenum, silver, zinc and other by-products are identified, they are transferred to their respective production facilities and the incremental cost required to complete production is assigned to their inventory value.

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

Supplies inventories are carried at the lower of average cost or market less a reserve for obsolescence.

Long-term inventory - Leachable material

The leaching process is an integral part of the mining operations carried out at the Company’s open-pit mines. The Company capitalizes the production cost of leachable material at its Toquepala, La Caridad and Buenavista mines recognizing it as inventory. The estimates of recoverable mineral content contained in the leaching dumps are supported by engineering studies. As the production cycle of the leaching process is significantly longer than the conventional process of concentrating, smelting and electrolytic refining, the Company includes on its balance sheet current leach inventory (included in work-in-process inventories) and long-term leach inventory. Through 2013, the cost attributed to the leach material was charged to cost of sales over a five-year period, which was considered the average estimated recovery period based on the historical recovery percentages of each mine. During the fourth quarter of 2014, the Company completed the construction of a new plant that has resulted in increased efficiency in production and use of leachable material.  Accordingly, the Company changed its method of amortization to the units of production method.  This change in estimate effected by a change in accounting principle will result in a better matching of costs to revenues as a result of the improved production levels expected from the new plant and will result in a better estimate of current and long-term leachable material inventory  As the plant entered into operation in the fourth quarter of 2014, the impact to results in 2014 was not considered significant and totaled approximately $17 million recognized within cost of sales. . The Company anticipates that the impact in future periods will be significant as a result of expected increased production levels.

As of December 31, 2014 the Company has leachable inventory of $762.8 million of which $250.1 million was classified as a current asset.

Property-

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

Mine development —

Mine development includes primarily the cost of acquiring land rights to an exploitable ore body, pre-production stripping costs at new mines that are commercially exploitable, costs associated with bringing new mineral properties into production and removal of overburden to prepare unique and identifiable areas outside the current mining area for such future production. Mine development costs are amortized on a unit of production basis over the remaining life of the mines.

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

For the years ended December 31, 2014, 2013 and 2012, the Company did not capitalize any drilling and related costs. The net balance of capitalized mine development costs at December 31, 2014 and 2013, were $34.8 million and $36.2 million, respectively.

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

Intangible assets—

Intangible assets include primarily the excess amount paid over the book value for investment shares which are presented as mining concessions, and mining and engineering development studies. Intangible assets are carried at acquisition costs, net of accumulated amortization and are amortized principally on a unit of production basis over the estimated remaining life of the mines. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

The Company updates its estimate of ore reserves at the beginning of each year. In this calculation, the Company uses current metal prices which are defined as the average metal price over the preceding three years. The current price per pound of copper, as defined, was $3.36, $3.65 and $3.68 at the end of 2014, 2013 and 2012, respectively. The ore reserve estimates are used to determine the amortization of mine development and intangible assets.

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

Income taxes—

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized and settled as prescribed in ASC 740 “Income taxes.” As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred income tax assets are reduced by any benefits that, in the opinion of management, are more likely not to be realized. ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was effective for the Company’s fiscal year beginning January 1, 2014.  As a result of the adoption of ASU No. 2013-11 on January 1, 2014, liabilities associated with Unrecognized Tax Benefits of Non-Current Tax Payable were reclassified to net against deferred income tax assets.  In accordance with ASU 2013-11, the Company netted Unrecognized Tax Benefits against the foreign tax credit carryforward.

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

The Company classifies income tax-related interest and penalties as income taxes in the financial statements, as well as interest and penalties, if any, related to unrecognized tax benefits.

Foreign exchange—

The Company’s functional currency is the U.S. dollar. As required by local law, both the Peruvian Branch and Minera Mexico maintain their books of accounts in Peruvian nuevos soles and Mexican pesos, respectively.

Foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates. Gains and losses from foreign currency remeasurement are included in earnings of the period.

Gains and (losses) resulting from foreign currency transactions are included in “Cost of sales (exclusive of depreciation, amortization and depletion).”

Asset impairments -

The Company evaluates long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. These evaluations are based on business plans that are prepared using a time horizon that is reflective of the Company’s expectations of metal prices over its business cycle. The Company is currently using a long-term average copper price and an average molybdenum price for impairment tests. The results of its impairment tests using these long-term copper and molybdenum prices show no impairment in the carrying value of their assets.

In recent years testing using assumptions for long-term average prices have resulted in stricter evaluation for impairment analysis than would the higher three year average prices for copper and molybdenum prices. Should this situation reverse in the future with three year average prices below the long-term price assumption, the Company would assess the need to use the three year average prices in its evaluations. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life to measure whether the assets are recoverable and measures any impairment by reference to fair value.

Other comprehensive income—

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the fiscal years ended December 31, 2014, 2013 and 2012, the components of “other comprehensive income (loss)” were the unrealized gain (loss) on cash flow hedge derivative instruments, the unrecognized gain (loss) on employee benefit obligations and realized gain (loss) included in net income.

Business segments-

Company management views Southern Copper as having three reportable segments and manages it on the basis of these segments. The segments identified by the Company are: (1) the Peruvian operations, which include the two open-pit copper mines in Peru and the plants and services supporting such mines, (2) the Mexican open-pit copper mines, which include La Caridad and Buenavista mine complexes and their supporting facilities and (3) the Mexican underground mining operations, which include five underground mines that produce zinc, copper, silver and gold, a coal mine and a zinc refinery. Please see Note 18 “Segments and Related Information.”

Senior Management Officers of the Company focus on operating income as measure of performance to evaluate different segments, and to make decisions to allocate resources to the reported segments. These are common measures in the mining industry.

PROPOSED ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board (FASB) issued the Accounting Standard Updates (“ASU”)  2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date.” The amendments in this ASU require an entity to measure joint and several obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company will apply this guidance in any future arrangement and does not expect this guidance to have a material impact on its consolidated financial information.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606). The objective of the new revenue standard is to provide a single comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets.

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

This revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company does not expect this guidance to have a material impact on the consolidated financial information.

NOTE 3- SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At December 31,
	2014	2013
Trading securities	$333.7	$202.6
Weighted average interest rate	0.78%	3.78%

Available-for-sale	$4.9	$5.7
Weighted average interest rate	0.44%	0.42%
Total	$338.6	$208.3

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and, as of December 31, 2014 and 2013, included corporate bonds and asset and mortgage backed obligations. As of December 31, 2014 and 2013, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Years ended December 31,
	2014	2013
Trading:
Interest earned	$4.9	$5.2
Unrealized gain (loss) at December 31,	$2.1	$(1.9)

Available-for-sale:
Interest earned	(*)	(*)
Investment redeemed	$0.8	$0.8

(*) Less than $0.1 million

At December 31, 2014 and 2013, contractual maturities of the available-for-sale debt securities are as follows (in millions):

	2014	2013
One year or less	$0.3	$0.4
Maturing after one year through five years	—	—
Maturing after five years through ten years	0.1	0.2
Due after 10 years	4.5	5.1
Total debt securities	$4.9	$5.7

NOTE 4-INVENTORIES:

	As of December 31,
(in millions)	2014	2013
Inventory, current:
Metals at lower of average cost or market:
Finished goods	$84.6	$84.2
Work-in-process	450.5	305.4
Supplies at average cost	301.4	304.3
Total current inventory	$836.5	$693.9

Inventory, long-term:
Leach stockpiles	$512.7	$395.2

Total leaching costs added as long-term inventory of leachable material amounted to $401.3 million, $306.8 million and $225.5 million in 2014, 2013 and 2012, respectively. Long-term leaching inventories recognized as cost of sales amounted to $177.5 million, $109.3 million and $68.5 million in 2014, 2013 and 2012, respectively.

NOTE 5-PROPERTY:

	As of December 31,
(in millions)	2014	2013
Buildings and equipment	$9,173.7	$8,107.2
Construction in progress	2,755.9	2,567.0
Mine development	255.0	250.7
Land, other than mineral	100.1	61.8
Total property	12,284.7	10,986.7
Accumulated depreciation, amortization and depletion	(4,848.3)	(4,510.5)
Total property, net	$7,436.4	$6,476.2

Construction in progress increased in 2014 as a result of spending on the Company’s expansion projects. For more detailed information, please see Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations — “Capital Investment Program.”

Depreciation and depletion expense for the years ended December 31, 2014, 2013 and 2012, amounted to $443.0 million, $393.6 million and $323.6 million, respectively.

NOTE 6-INTANGIBLE ASSETS:

	As of December 31,
(in millions)	2014	2013
Mining concessions	$121.2	$121.2
Mine engineering and development studies	6.0	6.0
Software	13.8	12.2
	141.0	139.4
Accumulated amortization:
Mining concessions	(33.9)	(33.0)
Mine engineering and development studies	(5.2)	(4.9)
Software	(9.0)	(8.3)
	(48.1)	(46.2)

Goodwill	17.0	17.0
Intangible assets, net	$109.9	$110.2

Amortization of intangibles for the years ended December 31, 2014, 2013 and 2012, amounted to $1.9 million, $2.4 million and $2.2 million, respectively. Estimated amortization are as follows:

Estimated amortization expense (in millions):
2015-2019	$7.6
Average annual	$1.5

The goodwill was generated in 1997 as a result of purchasing a third party interest in the Buenavista mine.

NOTE 7-INCOME TAXES:

The components of the provision for income taxes are as follows:

	Years ended December 31,
(in millions)	2014	2013	2012
U.S. federal and state:
Current	$—	$—	$(0.1)
Deferred	(194.1)	(139.3)	(108.6)
Uncertain tax positions	10.7	—	147.4
	(183.4)	(139.3)	38.7
Foreign (Peru and Mexico):
Current	987.1	866.3	1,025.1
Deferred	(49.1)	42.3	17.1
	938.0	908.6	1,042.2
Total provision for income taxes	$754.6	$769.3	$1,080.9

The source of income is as follows:

	For the years ended December 31,
(in millions)	2014	2013	2012
Earnings by location:
U.S.	$(1.7)	$0.1	$(0.1)
Foreign
Peru	605.8	773.8	846.0
Mexico	1,464.6	1,598.7	2,127.6
	2,070.4	2,372.5	2,973.6

Earnings before taxes on income	$2,068.7	$2,372.6	$2,973.5

The reconciliation of the statutory income tax rate to the effective tax rate is as follows (in percentage points):

	For the years ended December 31,
	2014	2013	2012
Expected tax at U.S. statutory rate	35.0%	35.0%	35.0%
Foreign tax at other than statutory rate, net of foreign tax credit benefit	(0.9)	(0.2)	(0.5)
Percentage depletion	(5.2)	(5.0)	(4.2)
Other permanent differences	4.6	3.5	3.7
Increase (decrease) in unrecognized tax benefits for uncertain tax positions	0.5	—	5.0
Repatriated foreign earnings	(0.4)	(1.4)	(1.7)
Amounts (over) / under provided in prior years	2.2	0.4	(0.6)
Other	0.7	0.1	(0.4)
Effective income tax rate	36.5%	32.4%	36.3%

The Company files income tax returns in three jurisdictions, Peru, Mexico and the United States. For the three years presented above, the statutory income tax rates for Peru and Mexico were 30% and 35% for the United States. While the largest components of income taxes are the Peruvian and Mexican taxes, the Company is a domestic U.S. entity. Therefore, the rate used in the above reconciliation is the U.S. statutory rate.

For all of the years presented, both the Peruvian branch and Minera Mexico filed separate tax returns in their respective tax jurisdictions. Although the tax rules and regulations imposed in the separate tax jurisdictions may vary significantly, similar permanent items exist, such as items which are nondeductible or nontaxable. Some permanent differences relate specifically to SCC such as the allowance in the United States for percentage depletion. SCC’s taxable income for the fiscal years 2012 through 2014, was, or will be, included in the U.S. federal income tax return of AMC, its parent company; see U.S. tax matters, below. For financial reporting and presentation purposes SCC is providing current and deferred income taxes, as if it remains a separate U.S. tax filer apart from AMC.

Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards:

	As of December 31,
(in millions)	2014	2013
Assets:
Inventories	$32.5	$18.7
Capitalized exploration expenses	27.8	29.4
U.S. foreign tax credit carryforward, net of FIN 48 liability	144.8	52.6
U.S. tax effect of Peruvian deferred tax liability	251.4	68.0
Reserves	101.7	35.0
Other	19.8	27.9
Total deferred tax assets	578.0	231.6

Liabilities:
Property, plant and equipment	(213.0)	(105.8)
Deferred charges	(74.9)	(79.6)
Mexican tax on consolidated dividends	(5.7)	(31.5)
Outside basis difference	—	(7.4)
Other	(9.8)	(0.1)
Total deferred tax liabilities	(303.4)	(224.4)

Total net deferred tax assets / (liabilities)	$274.6	$7.2

U.S. Tax Matters—

In September 2013 the Internal Revenue Service (“IRS”) issued the final Tangible Property Regulations. These regulations are effective January 1, 2014 with some elective retroactive application available. These regulations look to provide a framework for distinguishing capital expenditures from deductible business expenses and they attempt to find the middle ground where taxpayers and the IRS often disagreed. The Company has reviewed these regulations and has concluded that they should not have a material effect on its financial statements.

As of December 31, 2014, the Company considers its ownership of the stock of Minera Mexico to be essentially permanent in duration. The excess of the amount for financial reporting over the tax basis of the investment in this stock is estimated to be at least $5.3 billion.

As of December 31, 2014, $37.7 million of the Company’s cash, cash equivalents, restricted cash and short-term investments of $722.0 million was held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in the Company’s foreign operations are generally used to cover local operating and investment expenses. The Company had provided a deferred tax liability of $7.4 million as of December 31, 2013 for the U.S. income tax effects of $76.2 million of foreign earnings that may potentially be repatriated in the future.  At December 31, 2014 Minera Mexico has determined that it has no remittable earnings available for dividends to the United States due to its internal financial obligations and current expansion, and that at the end of 2014 it has met the indefinite reversal criteria of ASC 740-30-25-17 that it intends to reinvest its earnings indefinitely. Any distribution of earning from the Company’s Mexican subsidiaries to the United States is subject to a U.S. federal income tax that equates to approximately 10% of the amount of the distribution, after considering foreign tax credit utilization. Distributions of earnings from the Company’s Peruvian branch to the United States are not subject to repatriation taxes. The Company’s Peruvian operations are not foreign subsidiaries. Rather they are mainly comprised of operations that are treated as a branch of the Company’s U.S. operations from a tax perspective.

At December 31, 2014, there were $447.0 million of foreign tax credits available for carryback or carryforward. These credits have a one year carryback and a ten year carryforward period and can only be used to reduce U.S. income tax on foreign earnings. There were no other unused U.S. tax credits at December 31, 2014. These credits can expire as follows:

Year	Amount
2016	$19.0
2018	20.4
2019	63.7
2020	42.0
2021	11.7
2022	84.1
2023	69.2
2024	136.9
Total	$447.0

These foreign tax credits are presented above on a gross basis and have not been reduced here for any unrecognized tax benefits. ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” is effective prospectively for the Company’s fiscal year beginning January 1, 2014. In accordance with ASU 2013-11 The Company has recorded $302.2 million of an unrecognized tax benefit as an offset to our deferred tax asset for foreign tax credits.  The remaining foreign tax credits of $144.8 million will be used to offset future liabilities but can expire if not utilized by 2023 ($7.9M) and 2024 ($136.9M).

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

Royalty mining charge: In 2011, the Peruvian congress approved an amendment to the mining royalty charge. The mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. For 2014 hereinafter, the minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $32.4 million, $34.8 million and $51.0 million of royalty charge in 2014, 2013 and 2012, respectively, of which $7.5 million was included in income taxes in 2014.

Special Mining tax: In 2011, the Peruvian government enacted a tax for the mining industry. This tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached. The Company made provision for this tax of $35.3 million, $25.5 million and $49.6 million in 2014, 2013 and 2012, respectively. These provisions are included as “income taxes” in the consolidated statement of earnings.

As of December 31, 2014, the income tax rate was 30% and the dividend tax rate was 4.1%. In the last quarter of 2014, the Peruvian congress enacted tax law changes to both the income tax and dividend tax rates that become effective on January 1, 2015. The new rates are as follows:

Year	Income Tax Rate	Dividend Tax Rate
2015- 2016	28%	6.8%
2017- 2018	27%	8.0%
2019 and later	26%	9.3%

The recalculation of the deferred tax liability for the Peruvian jurisdiction using the new tax rates did not have a material effect on the deferred tax liability or the financial statements of the Company.

Mexican Tax Matters-

In 2013, the Mexican Congress enacted tax law changes that became effective on January 1, 2014. Among others, this new law establishes:

•                  A mining royalty at the rate of 7.5% on taxable Earnings Before Taxes adjusted as defined by Mexican tax regulations; that had a net after tax cost of $79.3  million.

•                  An additional royalty of 0.5% over gross income from sales of gold, silver and platinum;

•                  The replacement of the consolidation tax regime that creates a more restrictive tax consolidation regimen;

•                  A 10% withholding on dividends distributed to Mexican individuals or foreign residents (individuals or corporations) and applies to net income generated after 2013;

•                  A new environmental tax on the sale and importation of fossil fuels that had an annual estimated cost of approximately $9.4  million, and was included in cost of fuel

•                  Limits (at 47 or 53%) deductions for tax-exempt salaries as well as for contributions to pension plans;

•                  The requirement to maintain the Mexican statutory income tax rate at 30% thereby eliminating the scheduled reductions for 2014 and 2015; and

•                  The elimination of the flat tax.

Related to these tax changes, in 2013 the Company recognized a deferred income tax provision of $34.7 million.

Accounting for Uncertainty in Income Taxes-

The total amount of unrecognized tax benefits in 2014, 2013 and 2012, was as follows (in millions):

	2014	2013	2012
Unrecognized tax benefits, opening balance	$221.2	$221.2	$70.6

Gross increases — tax positions in prior period	55.1	—	39.7
Gross decreases — tax positions in prior period	—	—	0.2
Gross increases — current-period tax positions	43.1	—	110.7
	98.2	—	150.6

Unrecognized tax benefits, ending balance	$319.4	$221.2	$221.2

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $319.4 million and $221.2 million at December 31, 2014 and 2013, respectively. These amounts relate entirely to U.S. income tax matters. The Company has no unrecognized Peruvian or Mexican tax benefits.

As of December 31, 2014 and 2013, the Company’s liability for uncertain tax positions included no amount for accrued interest and penalties due to the excess foreign tax credits.

The following tax years remain open to examination and adjustment in the Company’s three major tax jurisdictions:

Peru:	2011 up to 2014 (years 2011 and 2012 are being examined in 2015)
U.S.:	2008 and all subsequent years
Mexico:	2010 and all subsequent years

Management does not expect that any of the open years will result in a cash payment within the upcoming twelve months ending December 31, 2015.  The Company’s reasonable expectations about future resolutions of uncertain items did not materially change during the year ended December 31, 2014.

NOTE 8-WORKERS’ PARTICIPATION:

The Company’s operations in Peru and Mexico are subject to statutory workers’ participation.

In Peru, the provision for workers’ participation is calculated at 8% of pre-tax earnings. The current portion of this participation, which is accrued during the year, is based on the Peruvian Branch’s taxable income and is distributed to workers following determination of final results for the year. The annual amount payable to an individual worker is capped at the worker’s salary for an 18 month period. Amounts determined in excess of the 18 months of worker’s salary is no longer made as a payment to the worker and is levied first for the benefit of the “Fondo Nacional de Capacitacion Laboral y de Promocion del Empleo” (National Workers’ Training and Employment Promotion Fund) until this entity receives from all employers in its region an amount equivalent to 2,200 Peruvian taxable units (approximately $2.8 million in 2014). Any remaining excess is levied as payment for the benefit of the regional governments. These levies fund worker training, employment promotion, entrepreneurship and various other programs.

In Mexico, workers’ participation is determined using the guidelines established in the Mexican income tax law at a rate of 10% of pre-tax earnings as adjusted by the tax law. In December 2013, the Mexican Congress approved some amendments to the tax law, as consequence the Company recorded a deferred workers’ participation provision of $16.3 million.

The provision for workers’ participation is allocated to “Cost of sales (exclusive of depreciation, amortization and depletion)” and to “selling, general and administrative” in the consolidated statement of earnings, proportional to the number of workers in the production and administrative areas, respectively. Workers’ participation expense for the three years ended December 31, 2014 was as follows (in millions):

	2014	2013	2012
Current	$221.2	$201.6	$263.1
Deferred	(11.4)	31.4	14.3
	$209.8	$233.0	$277.4

NOTE 9-ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law.  In accordance with the requirements of this law, the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires reviews of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation. The accepted value of the Lima office building for this purpose is $27.8 million. Through December 2014, the Company has provided guarantees of $17.9 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units. In 2014, the Company reviewed ASC 410-20 Asset Retirement Obligation rule  and adjusted the liability by $36.3 million at its Peruvian operations. A comparable adjustment was applied against the deferred asset recognized in property.  The net effect of these adjustments did not change the Company’s net income.

In 2010, the Company communicated to the Mexican federal environmental authorities its closure plans for the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation. In January 2014, the Company approved an increase in the budget for this program to $62.4 million, of which the Company has spent $46.9 million through December 31, 2014. Plant demolition and construction of a confinement area at the south of the property were completed in 2012 and the Company expects to complete soil remediation and the construction of a second confinement area during the second quarter of 2015. The Company expects that once the site is remediated, a decision will be made on whether sell or develop the property.

In 2012, the Company recognized an estimated asset retirement obligation for its mining properties in Mexico as part of its environmental commitment. Even though there is currently no enacted law, statute, ordinance, written or oral contract requiring the Company to carry out mine closure and environmental remediation activities, the Company believes that a constructive obligation presently exists based on, among other things, the remediation caused by the closure of the San Luis Potosi smelter in 2010. Consequently, according to ASC- 410-20 on December 31, 2012 the Company recorded an asset retirement obligation of $25.1 million and increased net property by $20.3 million. The overall cost recognized for mining closure includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities.

The following table summarizes the asset retirement obligation activity for years ended December 31, 2014 and 2013 (in millions):

	2014	2013
Balance as of January 1	$124.8	$122.3
Changes in estimates	(9.6)	—
Additions	—	—
Closure payments	(12.2)	(6.3)
Accretion expense	13.1	8.8
Balance as of December 31,	$116.1	$124.8

NOTE 10-FINANCING:

Long-term debt:

				Carrying value as of
	Issuance		Face	December 31,
(in millions)	Date	Due Date	amount	2014	2013
6.375% Senior unsecured notes	2005	2015	$200	$199.8	$199.7
5.375% Senior unsecured notes	2010	2020	400	398.8	398.6
3.500% Senior unsecured notes	2012	2022	300	299.2	299.1
9.250% Yankee Bonds	1998	2028	125	51.1	51.1
7.500% Senior unsecured notes	2005/2006	2035	1,000	985.8	985.5
6.750% Senior unsecured notes	2010	2040	1,100	1,092.2	1,092.1
5.250% Senior unsecured notes	2012	2042	1,200	1,179.1	1,178.8
Total debt				4,206.0	4,204.9
Less, current portion				(200.0)	—
Total long-term debt				$4,006.0	$4,204.9

The difference between the face amount and the balance as of December 31, 2014 and 2013 of the senior unsecured notes is the unamortized issuance discount, which is being amortized over the term of the related debt.

The bonds, referred above as “Yankee bonds”, contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined in the debt instrument.  At December 31, 2014, Minera Mexico was in compliance with this covenant.

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

Related to these notes, the Company capitalized $28.9 million of issuance costs which unamortized balance is included in “Other assets,” non-current on the consolidated balance sheet and are being amortized as interest expense over the life of the loans. At December 31, 2014 and 2013, the balance of capitalized debt issuance costs was $25.2 million and $26.1 million, respectively. Amortization charged to interest expense was $0.9 million, $0.8 million and $0.6 million in 2014, 2013 and 2012, respectively.

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

At December 31, 2014, the Company was in compliance with the covenants of the notes.

Aggregate maturities of the outstanding borrowings at December 31, 2014, are as follows:

Years	Principal Due (*)
(in millions)
2015	$200.0
2016	—
2017	—
2018	—
Thereafter	4,051.2
Total	$4,251.2

(*)Total debt maturities do not include the debt discount valuation account of $45.2 million.

NOTE 11-BENEFIT PLANS:

Post retirement defined benefit plan:

The Company has two noncontributory defined benefit pension plans covering former salaried employees in the United States and certain former expatriate employees in Peru (the “Expatriate Plan”). Effective October 31, 2000, the Board of Directors amended the qualified pension plan to suspend the accrual of benefits.

In October 2014, the Society of Actuaries (SOA) issued new mortality tables based on a comprehensive study of private retirement plans. Effective December 31, 2014, the Company elected to update the mortality assumption to the new SOA tables.

In addition, the Company’s Mexican subsidiaries have a defined contribution pension plan for salaried employees and a non-contributory defined benefit pension plan for union employees (the “Mexican Plan”).

The components of net periodic benefit costs calculated in accordance with ASC 715 “Compensation retirement benefits,” using December 31 as a measurement date, consist of the following:

	Years ended December 31,
(in millions)	2014	2013	2012
Service cost	$1.0	$1.1	$1.0
Interest cost	1.1	1.0	1.1
Expected return on plan assets	(3.3)	(3.4)	(3.6)
Amortization of transition assets, net	0.1	—	—
Amortization of net actuarial loss	(0.4)	(0.7)	(0.8)
Amortization of net loss/(gain)	0.2	0.2	0.1
Net periodic benefit cost	$(1.3)	$(1.8)	$(2.2)

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2014	2013
Change in benefit obligation:
Projected benefit obligation at beginning of year	$26.8	$27.9
Service cost	1.0	1.1
Interest cost	1.1	1.0
Actuarial gain census	—	(0.3)
Benefits paid	(1.9)	(2.2)
Actuarial (gain)/loss	(1.6)	0.3
Actuarial gain assumption changes	2.2	(1.0)
Inflation adjustment	(1.8)	—
Projected benefit obligation at end of year	$25.8	$26.8

Change in plan assets:
Fair value of plan assets at beginning of year	$60.6	$61.9
Actual return on plan assets	3.7	(0.2)
Employer contributions	(0.5)	0.1
Benefits paid	(1.1)	(0.9)
Currency exchange rate adjustment	(5.0)	(0.3)
Fair value of plan assets at end of year	$57.7	$60.6

Funded status at end of year:	$31.9	$33.8

ASC-715 amounts recognized in statement of financial position consists of:
Non-current assets	$31.9	$33.8
Total	$31.9	$33.8

ASC-715 amounts recognized in accumulated other comprehensive income (net of income taxes of $0.4 million and $1.5 million in 2014 and 2013, respectively) consists of:
Net loss (gain)	$(1.3)	$(1.7)
Prior service cost	1.6	0.1
Total	$0.3	$(1.6)

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the defined benefit pension plan, net of income tax:

(in millions)	2014	2013
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$(1.6)	$(3.6)

Net loss/(gain) amortized during the year	0.1	0.3
Net loss/(gain) occurring during the year	0.2	1.6
Amortization of transition obligation	(0.1)	—
Currency exchange rate adjustment	1.7	0.1
Net adjustment to accumulated other comprehensive income (net of income taxes of $(1.1) million and $(1.3) million in 2014 and 2013, respectively)	1.9	2.0

Accumulated other comprehensive income at end of plan year	$0.3	$(1.6)

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2014 and 2013, net of income tax:

(in millions)	2014	2013
Net loss / (gain)	$0.2	$1.6
Amortization of net (loss) gain	0.1	0.3
Amortization of transition obligation	(0.1)	—
Total amortization expenses	$0.2	$1.9

The assumptions used to determine the pension obligations are:

Expatriate Plan	2014	2013	2012
Discount rate	3.50%	4.25%	3.35%
Expected long-term rate of return on plan asset	4.50%	4.50%	4.50%
Rate of increase in future compensation level	N/A	N/A	N/A

Mexican Plan(*)	2014	2013	2012
Discount rate	6.70%	7.10%	6.50%
Expected long-term rate of return on plan asset	6.70%	7.10%	6.50%
Rate of increase in future compensation level	4.00%	4.00%	4.00%

(*)These rates are based on Mexican pesos as pension obligations are denominated in pesos.

The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Years	Expected Benefit Payments
(in millions)
2015	$7.2
2016	1.5
2017	1.4
2018	1.5
2019	1.6
2020 to 2023	8.3
Total	$21.5

Expatriate Plan

The Company’s funding policy is to contribute amounts to the qualified plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 plus such additional amounts as the Company may determine to be appropriate.

Plan assets are invested in a group annuity contract with Metropolitan Life Insurance Company (“MetLife”). The Contract invests in the MetLife General Account Payment Fund (the “Money Fund”) and the MetLife Broad Market Bond Fund (the “Bond Fund”) managed by BlackRock, Inc.

The Money Fund seeks to earn interest and maintain a $1.00 per share net asset value, by investing in U.S. Dollar-denominated money market securities.

The Bond Fund seeks to outperform the Barclays ® U.S. Aggregate Bond Index, net of fees, over a full market cycle. The Bond Fund invests in publicly traded, investment grade securities. These may include corporate securities, mortgage securities, treasuries and cash, agency securities, commercial mortgage backed securities and other investment vehicles adhering to the fund’s investment objectives.

Plan assets are invested with the objective of maximizing returns with an acceptable level of risk and maintaining adequate liquidity to fund expected benefit payments.  The Company’s policy for determining asset mix-targets to meet investment objectives includes periodic consultation with recognized third party investment consultants.

The expected long-term rate of return on plan assets is reviewed annually, taking into consideration asset allocations, historical returns and the current economic environment. Based on these factors the Company expects its assets will earn an average of 4.50% per annum assuming its long-term mix will be consistent with its current mix.

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

The plan assets are invested without restriction in active markets that are accessible when required and are therefore considered as level 1, in accordance with ASC 820 “Fair Value Measurement.”

These plans accounted for approximately 30% of benefit obligations. The following table represents the asset mix of the investment portfolio as of December 31:

	2014	2013
Asset category:
Equity securities	73%	74%
Treasury bills	27%	26%
	100%	100%

The amount of contributions that the Company expects to pay to the plan during 2015 is $6.3 million, which includes $3.4 million of pending payments to former Buenavista workers.

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

The components of net period benefit costs are as follows:

	Years ended December 31,
(in millions)	2014	2013	2012
Interest cost	$1.3	$1.7	$1.5
Amortization of transition obligation	—	—	—
Amortization of prior service cost/ (credit)	(0.3)	—	(0.3)
Net periodic benefit cost	$1.0	$1.7	$1.2

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2014	2013
Change in benefit obligation:
Projected benefit obligation at beginning of year	$21.7	$27.2
Interest cost	1.3	1.7
Actuarial loss/ (gain) — claims cost	(0.2)	—
Benefits paid	(0.6)	(0.1)
Actuarial (gain)/loss	(3.2)	(6.8)
Actuarial gain assumption changes	0.4	(0.2)
Inflation adjustment	(2.3)	(0.1)
Projected benefit obligation at end of year	$17.1	$21.7

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.1	0.1
Benefits paid	(0.1)	(0.1)
Fair value of plan assets at end of year	$—	$—

Funded status at end of year:	$(17.1)	$(21.7)

ASC-715 amounts recognized in statement of financial position consists of:
Current liabilities	$(0.1)	$(0.1)
Non-current liabilities	(17.0)	(21.6)
Total	$(17.1)	$(21.7)

ASC-715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$(4.8)	$(4.3)
Prior service cost (credit)	(0.1)	(0.1)
Total (net of income taxes of $ 3.3 million and $3.0 million in 2014 and 2013, respectively)	$(4.9)	$(4.4)

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the post-retirement health care plan, net of income tax:

	As of December 31,
(in millions)	2014	2013
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$(4.4)	$(0.2)
Net loss/(gain) occurring during the year	(1.8)	(4.2)
Net loss/(gain) amortized during the year	0.1	—
Currency exchange rate adjustment	1.2	—
Net adjustment to accumulated other comprehensive income (net of income taxes of $3.3 million and $3.0 million in 2014 and 2013, respectively)	(0.5)	(4.2)

Accumulated other comprehensive income at end of plan year	$(4.9)	$(4.4)

The following table summarizes the amounts in accumulative other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2014 and 2013, net of income tax:

	As of December 31,
(in millions)	2014	2013
Net loss / (gain)	$(1.8)	$(4.2)
Amortization of net (loss) gain	0.1	—
Total amortization expenses	$(1.7)	$(4.2)

The discount rates used in the calculation of other post-retirement benefits and cost as of December 31 were:

	2014	2013	2012
Expatriate health plan
Discount rate	3.50%	4.25%	4.25%
Mexican health plan
Weighted average discount rate	6.70%	7.1%	6.50%

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Year	Expected Benefit Payments
(in millions)
2015	$1.0
2016	1.1
2017	1.1
2018	1.2
2019	1.3
2020 to 2023	13.3
Total	$19.0

Expatriate Health Plan

For measurement purposes, a 5.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014. The rate is assumed to decrease gradually to 4.6%.

Assumed health care cost trend rates can have a significant effect on amounts reported for health care plans.  However, because of the size of the Company’s plan, a one percentage-point change in assumed health care trend rate would not have a significant effect.

Mexican Health Plan

For measurement purposes, a 4.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014 and remains at that level thereafter.

An increase in other benefit cost trend rates have a significant effect on the amount of the reported obligations, as well as component cost of the other benefit plan. One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$1.3	$0.8
Effect on the post-retirement benefit obligation	$17.2	$13.7

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

In prior years, the Company acquired some Peruvian investment shares in exchange for newly issued common shares of the Company and through purchases at market value. These acquisitions were accounted for as purchases of non-controlling interests. The excess paid over the carrying value was assigned to intangible assets and is being amortized based on production. As a result of these acquisitions, the remaining investment shareholders hold a 0.71% interest in the Peruvian Branch and are entitled to a pro rata participation in the cash distributions made by the Peruvian Branch. The shares are recorded as a non-controlling interest in the Company’s financial statements.

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

Environmental capital expenditures in years 2014, 2013 and 2012, were as follows (in millions):

	2014	2013	2012
Peruvian operations	$127.0	$76.9	$27.0
Mexican operations	24.4	39.8	20.7
Total	$151.4	$116.7	$47.7

Peruvian operations: The Company’s operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through the Ministry of Environment (“MINAM”) conducts annual audits of the Company’s Peruvian mining and metallurgical operations. Through these environmental audits, matters related to environmental obligation, compliance with legal requirements, atmospheric emissions, effluent monitoring and waste management are reviewed. The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations.

Peruvian law requires that companies in the mining industry provide assurances for future closure and reclamation. In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM. As part of the closure plans, the Company is providing guarantees to ensure that sufficient funds will be available for the asset retirement obligation. See Note 9 “Asset retirement obligation,” for further discussion of this matter.

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

In 2013, the Peruvian government enacted new soil environmental quality standards (“SQS”) applicable to any existing facility or project that generates or could generate risk of soil contamination in its area of operation or influence. In March 2014, MINAM issued a supreme decree which establishes additional provisions for the gradual implementation of SQS. Under this rule the Company has twelve months to identify contaminated sites in and around its facilities and present a report of identified contaminated sites. If such sites exist, the Company must submit a decontamination plan for approval within 24 months from the date it is notified by the authority. This decontamination plan shall include remediation actions, a schedule and compliance deadlines. Also, under this rule, if deemed necessary, the Company may request a one year extension, given sound justification. Soil confirmation tests must be carried out after completion of decontamination actions (within the approved schedule) and results must be presented to the authorities within 30 days after receiving such results. Non-compliance with this obligation or with decontamination goals will carry penalties, although no specific sanctions have been established yet. During compliance schedule, companies cannot be penalized for non-compliance with the SQS. In the fourth quarter of 2014, the Company selected the consultant to carry out soil samplings, studies and other requirements of the rules.

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

In January 2011, Article 180 of the General Law was amended. This amendment, gives an individual or entity the ability to contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment, natural resources, flora, fauna or human health, because it will be sufficient to argue that the harm may be caused. In addition, in 2011, amendments to the Civil Federal Procedures Code (“CFPC”) were published in the Official Gazette and are now in force. These amendments establish three categories of collective actions by means of which 30 or more people claiming injury derived from environmental, consumer protection, financial services and economic competition issues will be considered to be sufficient in order to have a legitimate interest to seek through a civil procedure restitution or economic compensation or suspension of the activities from which the alleged injury derived. The amendments to the CFPC may result in more litigation, with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

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

On August 6, 2014, an accidental spill of approximately 40,000 cubic meters of copper sulfate solution occurred at a leaching pond that was under construction ten kilometers away from the mine of Buenavista del Cobre, S.A. de C.V. (“BVC”) a subsidiary of the Company. The accident was caused by a rock collapse that affected the system’s pumping station and by a construction defect in the seal of a pipe in the leaching system containment dam, a part of the new SX-EW III plant. This solution reached the Bacanuchi River, a branch of the Sonora River. All the immediate actions were properly taken in order to contain the spill, and to comply with all the legal requirements.

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against BVC and those determined to be responsible for the environmental damages. The criminal complaint filed by PROFEPA against BVC is in the procedural stages. The Company is vigorously defending against it. According to the Mexican Environmental Responsibilities Federal Law, administrative fines and sanctions could go upward to 40 million Mexican pesos (approximately $3 million). Additional sanctions or fines may be imposed, including the cost of cleanup and remediation of the polluted sites, as well as economic compensation to individuals who may have suffered damages as a result of the spill, provided that direct damages are proven.

On September 15, 2014, BVC, in agreement with the Mexican Federal Government, established a trust of up to two billion pesos (approximately $150 million) to support the remedial efforts that BVC had already undertaken, to comply with the environmental remediation plan and to pay, as the case may be, material damages to the riverside residents of the seven counties affected by the spill. In 2014, BVC estimated the contingent liability at $91.4 million, of which $16.4 million had been paid previous to the establishment of the trust, and approximately one billion pesos (approximately $74.9 million) was deposited in the trust. These funds have been available and have been used to compensate claims as they have arisen. This deposit was classified as restricted cash and was recorded as an operating expense in the 2014 results. A technical committee was created to manage the funds, comprised of representatives from the federal government, the Company and specialists assisted by a team of environmental experts. The trust established by the Company and the administrative agreement executed with the corresponding Federal authorities, serves as an alternative mechanism for dispute resolution to mitigate public and private litigation risks.

On November 27, 2014, a remediation program was presented before SEMARNAT, the federal agency of environment and natural resources, which was approved on January 6, 2015.

On December 31, 2014, PROFEPA initiated an administrative proceeding directly derived from the spill, which is still in its initial stages. The National Commission for Water (“CONAGUA”), and the Federal Commission for the Protection against Sanitary Risks (“COFEPRIS”), have initiated certain proceedings, not directly linked to the spill, to monitor Company’s compliance with the applicable environmental laws.  In addition, the Company has been served with three collective action lawsuits seeking damages for injuries related to the spill, which are in an early procedural stages. For a description of collective actions in Mexico refer to the 2011 amendments to the CFPC described above. The Company asserts that these lawsuits are without merit and is vigorously defending against them.

The Company reasonably considers that none of the legal proceedings resulting from the spill, individually or in the aggregate, would have a material effect on its financial position or results of operations.

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

On June 9, 2009, SCC’s Peruvian Branch filed a proceeding of relief before a civil court in Peru seeking the nullity of the 2009 Supreme Court decision and, in a separate proceeding, a request for a precautionary measure. The civil court rendered a favorable decision on the nullity and the precautionary measure, suspending the enforcement of the Supreme Court decision, for the reasons indicated above and other reasons. In February 2012, the Branch was notified that the civil court had reversed its prior decisions. On appeal by the Peruvian Branch the Superior Court affirmed the lower court’s decisions regarding the nullity of the 2009 Supreme Court decision and the precautionary measure.  As a result, the nullity of the precautionary measure became final and is not appealable. However, the nullity of the 2009 Supreme Court decision was appealed by the Branch before the Constitutional Court. On April 10, 2014, the Constitutional Court denied the Company’s appeal and affirmed the lower court’s decision.  In view of this, SCC’s Peruvian Branch continues to analyze the manner in which the competent lower court will enforce the Supreme Court’s decision and its financial impact.

2)                   In addition, there are filed against SCC’s Branch the following lawsuits, involving approximately 800 plaintiffs, which seek the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends: Armando Cornejo Flores and others v. SCC’s Peruvian Branch (filed May 10, 2006); Alejandro Zapata Mamani and others v. SCC’s Peruvian Branch (filed June 27, 2008); Edgardo Garcia Ataucuri, in representation of 216 of SCC’s Peruvian Branch former workers, v. SCC’s Peruvian Branch (filed May 2011); Juan Guillermo Oporto Carpio v. SCC’s Peruvian Branch (filed August 2011); Rene Mercado Caballero v. SCC’s Peruvian Branch (filed November 2011); Enrique Salazar Alvarez and others v. SCC’s Peruvian Branch (filed December 2011); Jesus Mamani Chura and others v. SCC’s Peruvian Branch (filed March 2012); Armando Cornejo Flores, in representation of 37 of SCC’s Peruvian Branch former workers v. SCC’s Peruvian Branch (filed March 2012), Porfirio Ochochoque Mamani and others v. SCC’s Peruvian Branch (filed July 2012); Alfonso Claudio Flores Jimenez and others v. SCC’s Peruvian Branch (filed July 2013) and Micaela Laura Alvarez de Vargas and others v. SCC’s Peruvian Branch (filed August 2013). SCC’s Peruvian Branch has answered the complaints and denied the validity of the claims.

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

Related to the “Virgen Maria” mining concessions, the Company is party to the following lawsuits:

a)             Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”): In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet.  The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch.  In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders’ meeting.  Excomet was at the time owner of the “Virgen Maria” mining concession.  In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  On appeal by the plaintiffs, the superior court reversed the lower court’s decision and remanded it to the lower court for further proceedings.  As of December 31, 2014, the case remains pending resolution without further developments.

b)             Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (SMRL Virgen Maria): In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria.  SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see a) above).  The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares.  The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of this concession to SCC’s Branch by Excomet). In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations.  Upon appeal by the plaintiffs, the superior court remanded the proceedings to the lower court, ordering the issuance of a new decision.  On June 25, 2013, the lower court dismissed the case due to procedural defects. Upon appeal by the plaintiff, on December 2, 2013, the Superior Court reversed the lower court’s decision due to procedural defects and ordered the issuance of a new resolution. In July 2014, once again the lower court dismissed the case on the grounds that the claim had barred by the statute of limitations. The plaintiff appealed this resolution before the Superior Court. As of December 31, 2014, the case remains pending resolution without further developments.

c)              Omar Nunez Melgar: In May 2011, Mr. Omar Nunez Melgar commenced a lawsuit against the Peruvian Mining and Metallurgical Institute and MINEM challenging the denial of his request of a new mining concession that conflicted with SCC’s Branch’s Virgen Maria mining concession.  SCC’s Branch has been made a party to the proceedings as the owner of the Virgen Maria concession.  SCC’s Branch has answered the complaint and denied the validity of the claim.  As of December 31, 2014, the case remains pending resolution without further developments.

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In the last quarter of 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995.  The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams also with proper governmental authorization, since 1995.  SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against the lawsuit. Upon a motion filed by the Peruvian Branch, the lower court has included the MINEM as a defendant in this lawsuit.  MINEM has answered the complaint and denied the validity of the claim. As of December 31, 2014, the case remains pending resolution without further developments.

Labor matters:

Peruvian operations: Approximately 69% of the Company’s 4,524 Peruvian employees were unionized at December 31, 2014. There are seven separate unions, three of them at each major production area that represent the majority of the Company´s workers; and four smaller unions that represent the balance of workers. The Company conducted negotiations with the unions whose collective bargaining agreements expired in 2012. In 2013, the Company signed three-year agreements with all the unions. The agreements included, among other things, annual salary increases of 6.5%, 5% and 5% for each of the three years.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers, opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) led by Napoleon Gomez Urrutia to other less politicized unions.

However, the workers of the San Martin and Taxco mines, who are still under the National Mining Union, have been on strike since July 2007. On December 10, 2009, a federal court confirmed the legality of the San Martin strike. In order to recover the control of the San Martin mine and resume operations, the Company filed a court petition on January 27, 2011 requesting that the court, among other things, define the termination payment for each unionized worker. The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition. On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition. In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court. On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal. The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker. A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin. As of December 31, 2014, the case remains pending resolution without further developments.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement). On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. The mining union appealed the labor court ruling before a federal court. In September 2011, the federal court accepted the union’s appeal and requested that the federal labor court review the procedure. After several legal proceedings on January 25, 2013, the Company filed a new proceeding before the labor court. On June 16, 2014, the labor court denied the petition of the Company. The resolution issued by the labor court was challenged by the Company before a federal court. Considering the above decision of the Supreme Court, there could be grounds for a favorable decision to end the protracted strike at the Taxco Unit. As of December 31, 2014, the resolution of this case remains pending.

It is expected that operations at these mines will remain suspended until these labor issues are resolved.

In view of these lengthy strikes, the Company has reviewed the carrying value of the San Martin and Taxco mines to ascertain whether impairment exists. The Company concluded that there is a non-material impairment of the assets located at these mines.

Other legal matters:

The Company is involved in various other legal proceedings incidental to its operations, but the Company does not believe that decisions adverse to it in any such proceedings, individually or in the aggregate, would have a material effect on its financial position or results of operations.

Other commitments:

Peruvian Operations

Tia Maria:

The EIA for the Tia Maria project was approved by MINEM in 2014.  The Company expects to receive authorization to move forward with the project’s construction phase in the first quarter of 2015. The project budget is $1.4 billion, of which $353.6 million has been expended through 2014. When completed, Tia Maria is expected to produce 120,000 tons of copper per year.

In connection with the Tia Maria project, in 2014 the Company established a S/.100 million fund (approximately $33 million) for the benefit of social and infrastructure improvements in the neighboring communities to Tia Maria. Through December 31, 2014 S/.0.7 million have been expended on improvement projects.

Toquepala Concentrator Expansion:

The EIA for the Toquepala concentrator expansion was approved by MINEM in December 2014. The Company expects to receive authorization to move forward with the construction phase in second quarter of 2015. The project budget is $1.2 billion, of which $346.0 million has been expended through 2014. When completed, this expansion project is expected to increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum.

In connection with this project, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/.445.0 million (approximately $148.9 million), of which S/. 45.0 million (approximately $15.1 million), has been expended through 2014.

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

Mexican operations

Power purchase agreement - MGE

MGE, a subsidiary of Grupo Mexico, has completed the construction of the two power plants in Mexico designed to supply power to some of the Company’s Mexican operations. It is expected that MGE will supply approximately 12% of its power output to third-party energy users. These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts. In 2012, the Company signed a power purchase agreement with MGE through 2032. The first plant was completed in June 2013 and the second in the second quarter of 2014. MGE already has the authorization for the interconnection with the Mexican electrical system to start operations at the second plant. The first plant began to supply power to the Company in December 2013, and the second plant is ready to supply once the demand in the mine requires it.

For an estimate of the Company’s contractual obligations for power purchases, please see, “Contractual Obligations” under Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

Commitment for Capital projects

As of December 31, 2014, the Company has committed approximately $401.5 million for the development of its capital investment projects at its Mexican operations.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 7 “Income taxes”).

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

Treasury Stock:

Activity in treasury stock in the years 2014 and 2013 was as follows (in millions):

	2014	2013
Southern Copper common shares
Balance as of January 1,	$1,011.0	$729.8
Purchase of shares	682.8	281.4
Used for corporate purposes	(0.3)	(0.2)
Balance as of December 31,	1,693.5	1,011.0

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	205.6	189.0
Other activity, including dividend, interest and currency translation effect	1.6	16.6
Balance as of December 31,	207.2	205.6

Treasury stock balance as of December 31,	$1,900.7	$1,216.6

SCC shares of common stock in treasury:

At December 31, 2014 and 2013, treasury stock holds 71,977,964 shares and 49,278,536  shares of SCC’s common stock with a cost of $1,693.5 million and $1,011.0 million, respectively.  The shares of SCC’s common stock held in treasury are used for Director’s stock award plans and available for general corporate purposes.

SCC share repurchase program:

In 2008, the Company’s Board of Directors (“BOD”) authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Pursuant to this program, the Company purchased common stock as shown in the table below. These shares are available for general corporate purposes. The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time.

					Maximum Number
				Total Number of	of Shares that May
		Total Number of	Average Price	Shares Purchased as	Yet Be Purchased		Total Cost
Period		Shares	Paid per	Part of Publicly	Under the Plan		($ in
From	To	Purchased	Share	Announced Plan	@ $28.20 (1)		millions)
2008	2011	42,472,150	$17.20	42,472,150			$730.8
2012:		4,442,336	33.17	46,914,486			147.3
2013:		10,245,000	27.47	57,159,486			281.4
2014:
01/01/14	01/31/14	1,768,000	28.06	58,927,486			49.6
03/01/14	03/21/14	106,079	27.04	59,033,565			2.9
Total first quarter		1,874,079	28.00				52.5

06/01/14	06/30/14	450,532	28.92	59,484,097			13.0
Total second quarter		450,532	28.92				13.0

07/01/14	07/31/14	724,516	33.04	60,208,613			23.9
08/01/14	08/31/14	4,926,534	32.09	65,135,147			158.1
09/01/14	09/30/14	4,498,263	31.44	69,633,410			141.4
Total third quarter		10,149,313	31.87				323.4

10/01/14	10/31/14	5,821,213	28.86	75,454,623			168.0
11/01/14	11/30/14	1,286,767	29.50	76,741,390			38.0
12/01/14	12/31/14	3,129,524	28.08	79,870,914			87.9
Total fourth quarter		10,237,504	28.70				293.9

Total purchased		79,870,914	$23.07		5,593,347	(2)	$1,842.3

(1) NYSE closing price of SCC common shares at December 31, 2014.

(2) Maximum number of shares will increase by approximately 35.5 million shares, with the Board authorized increase of $1 billion approved on January 29, 2015.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 84.6% as of December 31, 2014 and 82.3% at December 31, 2013.

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

The activity of this plan for the years ended December 31, 2014 and 2013 was as follows:

	2014	2013
Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(297,600)	(285,600)
Granted in the period	(12,000)	(12,000)
Total shares granted at December 31,	(309,600)	(297,600)

Remaining shares reserved	290,400	302,400

Parent Company common shares:

At December 31, 2014 and 2013, there were in treasury 89,950,310 and 75,262,919 of Grupo Mexico’s common shares, respectively.

Employee Stock Purchase Plan:

2007 Plan: In January 2007, the Company offered to eligible employees a stock purchase plan (the “Employee Stock Purchase Plan”) through a trust that acquires shares of Grupo Mexico stock for sale to its employees, employees of subsidiaries and certain affiliated companies.  The purchase price is established at the approximate fair market value on the grant date.  Every two years employees will be able to acquire title to 50% of the shares paid in the previous two years.  The employees will pay for shares purchased through monthly payroll deductions over the eight year period of the plan.  At the end of the eight year period, the Company will grant the participant a bonus of one share for every ten shares purchased by the employee.

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

The stock based compensation expense for the years ended December 31, 2014, 2013 and 2012 and the remaining balance of the unrecognized compensation expense under the Employee Stock Purchase Plan, were as follows:

	2014	2013	2012
Stock based compensation expense	$2.1	$2.1	$2.1
Unrecognized compensation expense	—	$2.1	$4.2

The following table presents the stock award activity of the Employee Stock Purchase Plan for the years ended December 31, 2014 and 2013:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2014	4,449,599	$1.16
Granted	—	—
Exercised	(150,987)	1.16
Forfeited	—	1.16
Outstanding shares at December 31, 2014	4,298,612	1.16

Outstanding shares at January 1, 2013	6,955,572	$1.16
Granted	—	—
Exercised	(2,474,814)	1.16
Forfeited	(31,159)	1.16
Outstanding shares at December 31, 2013	4,449,599	1.16

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

The stock based compensation expense for the years ended December 31, 2014, 2013 and 2012 and the remaining balance of the unrecognized compensation expense under the New Employee Stock Purchase Plan, were as follows:

	2014	2013	2012
Stock based compensation expense	$0.6	$0.6	$0.6
Unrecognized compensation expense	$2.0	$2.6	$3.2

The unrecognized compensation expense under this plan is expected to be recognized over the remaining four year period.

The following table presents the stock award activity of the New Employee Stock Purchase Plan for the years ended December 31, 2014 and 2013:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2014	3,012,464	$2.05
Granted	—	—
Exercised	(724,573)	2.05
Forfeited	—	—
Outstanding shares at December 31, 2014	2,287,891	2.05

Outstanding shares at January 1, 2013	2,944,742	$2.05
Granted	226,613	2.05
Exercised	(38,098)	2.05
Forfeited	(120,793)	2.05
Outstanding shares at December 31, 2013	3,012,464	2.05

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies. Under this plan, participants will receive incentive cash bonuses which are used to purchase shares of Grupo Mexico which are deposited in a trust.

NOTE 15- FAIR VALUE MEASUREMENT:

Subtopic 820-10 of ASC “Fair value measurement and disclosures — Overall” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under Subtopic 820-10 are described below:

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheet as of December 31, 2014 (in millions):

	Balance at December 31, 2014
	Carrying Value	Fair Value
Liabilities:
Long-term debt	$4,206.0	$4,369.6

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds and the 6.375% senior unsecured notes due date July 2015 which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as of December 31, 2014 and 2013, as follows (in millions):

Fair Value at Measurement Date Using:

Description	Fair Value as of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$333.7	$333.7	—	$—
- Available-for-sale debt securities:
Corporate bonds	0.3	—	$0.3	—
Asset backed securities	—	—	—	—
Mortgage backed securities	4.6	—	4.6	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	202.2	202.2	—	—
Molybdenum	105.5	105.5	—	—
Total	$646.3	$641.4	$4.9	$—

Fair Value at Measurement Date Using:

Description	Fair Value as of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$202.6	$202.6	—	$—
- Available-for-sale debt securities:
Corporate bonds	0.4	—	$0.4	—
Asset backed securities	0.1	—	0.1	—
Mortgage backed securities	5.2	—	5.2	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	53.9	53.9	—	—
Molybdenum	100.2	100.2	—	—
Total	$362.4	$356.7	$5.7	$—

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

NOTE 16-CONCENTRATION OF RISK:

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

The Company invests or maintains available cash with various banks, principally in the United States, Mexico, Europe and Peru, or in commercial papers of highly-rated companies. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.  At December 31, 2014, SCC had invested its cash and cash equivalents and short-term investments as follows:

		% of total	% in one institution
Country	$ in million	cash (1)	of country	of total cash
United States	$210.8	30.0%	47.1%	14.1%
Switzerland	389.6	55.5%	100.0%	55.5%
Peru	83.9	11.9%	79.7%	9.5%
Mexico	18.3	2.6%	62.4%	1.6%
Total cash and short-term investment	$702.6	100.0%

(1)               97.2% of the Company’s cash is in U.S. dollars.

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

The Company’s largest customers as percentage of accounts receivable and total sales were as follows:

	2014	2013	2012
Accounts receivable trade as of December 31,
Five largest customers	31.2%	37.1%	40.0%
Largest customer	8.0%	12.2%	10.4%

Total sales in year
Five largest customers	34.3%	28.7%	28.8%
Largest customer	8.2%	8.4%	7.4%

NOTE 17-RELATED PARTY TRANSACTIONS:

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

Receivable and payable balances with related parties are shown below (in millions):

	As of December 31,
	2014	2013
Related parties receivable current:
Grupo Mexico	$0.7	$0.8
Mexico Generadora de Energia S. de R.L. (“MGE”)	31.9	18.8
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.2	0.7
Compania Minera Coimolache S.A.	—	17.2
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	—	0.6
	$32.8	$38.1

Related parties receivable non-current:
MGE	$161.2	$161.2

Related parties payable:
Grupo Mexico	$2.8	$3.3
MGE	45.2	14.4
Asarco LLC	13.8	6.2
Higher Technology S.A.C.	0.2	0.1
Breaker, S.A. de C.V. and affiliates (“Breaker”)	0.7	0.3
Sempertrans and affiliates	—	0.1
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	1.3	0.6
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	1.7	—
Ferrocarril Mexicano S.A. de C.V.	1.8	3.3
Eolica El Retiro, S.A.P.I. de C.V.	1.6	—
	$69.1	$28.3

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarize the purchase and sale activities with Grupo Mexico and its affiliates in 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Purchase activity
Grupo Mexico	$13.9	$13.8	$13.9
Asarco LLC	47.9	98.0	58.6
Ferrocarril Mexicano, S.A. de C.V.	22.7	19.7	13.9
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	61.4	54.4	49.5
MGE	178.4	14.4	—
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	3.1	6.1	2.2
Eolica El Retiro, S.A.P.I. de C.V.	7.6	—	—
Total purchases	$335.0	$206.4	$138.1

Sales activity
Asarco LLC	$24.7	$88.7	$23.5
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	0.8	0.8	0.5
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.6	0.6	—
MGE	96.5	27.3	—
Total sales	$122.6	$117.4	$24.0

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

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants. That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%. In the first quarter of 2012, Controladora de Infraestructura Energetica Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence, of this change in control, MGE became an indirect subsidiary of Grupo Mexico. Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt. At December 31, 2012, the outstanding balance of $184.0 million was restructured as subordinated debt of MGE with an interest rate of 5.75%. MGE will repay its debt to the Company using a percentage of its profits until such time as the debt is satisfied. At December 31, 2014 the remaining balance of the debt was $161.2 million and was recorded as non-current related party receivable on the consolidated balance sheet. Related to this loan, the Company recorded interest income of $9.4 million and $9.9 million in 2014 and 2013, respectively.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE completed construction of its first power plant in June 2013 and the second plant, in the second quarter of 2014. MGE already has the authorization for interconnection with the Mexican electrical system to start operations at the second plant. MGE began supplying power to the Company in December 2013. It is expected that MGE will supply portion of its power output to third-party energy users. See also Note 13 — “Commitments and Contingencies — Other commitments.”

On August 4, 2014, Mexico Generadora de Energia Eolica S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm that has 37 wind turbines. This company started operations in January 2014 and started to sell power to IMMSA and other subsidiaries of Grupo Mexico in the third quarter of 2014.

The Company sold copper cathodes, rod and anodes, as well as sulfuric acid, silver, gold and lime to Asarco. In addition, the Company received fees for building rental and maintenance services provided to Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates and to Perforadora Mexico S.A.P.I de C.V., and for natural gas and services provided to MGE, all subsidiaries of Grupo Mexico.

Companies with relationships to the controlling group:

The following table summarize the purchase and sales activities with other Larrea family companies in 2014, 2013 and 2012 (in millions):

Mextransport:	2014	2013	2012
Purchase activity	$2.5	$2.7	$2.7

Sales activity	$0.3	$0.3	$0.9

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

Companies with relationships to SCC executive officers:

The following table summarize the purchase activities with companies with relationships to SCC executive officers in 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Higher Technology S.A.C.	$3.2	$2.2	$3.1
Servicios y Fabricaciones Mecanicas S.A.C.	1.3	0.4	0.2
Sempertrans	1.2	1.1	0.3
Breaker	10.1	3.9	2.3
Pigoba, S.A. de C.V.	0.6	0.3	0.8
Total purchased	$16.4	$7.9	$6.7

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

The Company purchased industrial material and services from Breaker, S.A. de C.V., a company in which Mr. Jorge Gonzalez, son-in-law of SCC’s Chief Executive Officer, has a proprietary interest, and from Breaker Peru S.A.C., a company in which Mr. Jorge Gonzalez, son-in-law and Mr. Carlos Gonzalez, son of SCC’s Chief Executive Officer have a proprietary interest.

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

NOTE 18-SEGMENT AND RELATED INFORMATION:

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

Intersegment sales are based on arm´s length prices at the time of sale.  These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost.  Added to the segment information is information regarding the Company’s sales.  The segments identified by the Company are:

1.              Peruvian operations, which include the Toquepala and Cuajone mine complexes and the smelting and refining plants, including a precious metals plant, industrial railroad and port facilities that service both mines.  The Peruvian operations produce copper, with production of by-products of molybdenum, silver and other material.

2.              Mexican open-pit operations, which include La Caridad and Buenavista mine complexes and the smelting and refining plants, including a precious metals plant and a copper rod plant and support facilities that service both mines.  The Mexican open-pit operations produce copper, with production of by-products of molybdenum, silver and other material.

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

Financial information is regularly prepared for each of the three segments and the results of the Company’s operations are regularly reported to Senior Management on the segment basis. Senior Management of the Company focus on operating income and on total assets as measures of performance to evaluate different segments and to make decisions to allocate resources to the reported segments. These are common measures in the mining industry.

Financial information relating to Company’s segments is as follows:

	Year Ended December 31, 2014
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$2,954.2	$351.7	$2,481.8	$—	$5,787.7
Intersegment sales	—	90.4	—	(90.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,146.6	335.0	1,416.6	(57.7)	2,840.5
Selling, general and administrative	37.2	16.3	44.8	5.1	103.4
Depreciation, amortization and depletion	225.5	33.4	198.4	(12.3)	445.0
Exploration	3.8	29.5	13.6	27.7	74.6
Environmental reclamation	91.4	—	—	—	91.4
Operating income	$1,449.7	$27.9	$808.4	$(53.2)	2,232.8
Less:
Interest, net					(123.3)
Other income (expense)					(40.8)
Income taxes					(754.6)
Equity earnings of affiliate					23.9
Non-controlling interest					(5.0)
Net income attributable to SCC					$1,333.0

Capital expenditures	$1,125.3	$46.7	$353.8	$9.0	$1,534.8
Property, net	$4,418.5	$389.0	$2,561.4	$67.5	$7,436.4
Total assets	$6,780.4	$843.5	$3,417.9	$510.1	$11,551.9

	Year Ended December 31, 2013
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$2,976.0	$362.3	$2,614.6	$—	$5,952.9
Intersegment sales	—	96.9	—	(96.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,308.9	320.8	1,358.6	(117.0)	2,871.3
Selling, general and administrative	35.4	15.1	49.7	2.3	102.5
Depreciation, amortization and depletion	179.0	31.0	177.2	8.8	396.0
Exploration	3.2	27.2	10.2	10.4	51.0
Operating income	$1,449.5	$65.1	$1,018.9	$(1.4)	2,532.1
Less:
Interest, net					(176.6)
Other income (expense)					17.1
Income taxes					(769.3)
Equity earnings of affiliate					20.9
Non-controlling interest					(5.7)
Net income attributable to SCC					$1,618.5

Capital expenditures	$1,263.5	$60.6	$372.3	$6.9	$1,703.3
Property, net	$3,579.9	$378.2	$2,451.4	$66.7	$6,476.2
Total assets	$6,010.3	$895.6	$3,539.3	$550.8	$10,996.0

	Year Ended December 31, 2012
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate and other eliminations	Total Consolidated
Net sales outside of segments	$3,339.0	$378.0	$2,952.3	$—	$6,669.3
Intersegment sales		135.0		(135.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,228.2	292.4	1,380.5	(131.9)	2,769.2
Selling, general and administrative	34.4	14.6	48.5	3.8	101.3
Depreciation, amortization and depletion	145.6	25.2	160.3	(5.3)	325.8
Exploration	5.2	28.2	9.5	5.0	47.9
Legal fees related to the SCC shareholder derivative lawsuit	—	—	—	316.2	316.2
Operating income	$1,925.6	$152.6	$1,353.5	$(322.8)	3,108.9
Less:
Interest, net					(157.2)
Other income (expense)					21.8
Income taxes					(1,080.9)
Equity earnings of affiliate					48.7
Non-controlling interest					(6.7)
Income attributable to SCC					$1,934.6

Capital expenditures	$822.8	$56.0	$257.9	$(84.8)	$1,051.9
Property, net	$2,444.9	$350.9	$2,231.4	$129.5	$5,156.7
Total assets	$4,241.4	$873.1	$3,353.0	$1,916.2	$10,383.7

SALES VALUE PER SEGMENT:

	Year Ended December 31, 2014
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other & Eliminations	Total Consolidated
Copper	$2,380.1	$46.4	$2,137.9	$(46.4)	$4,518.0
Molybdenum	299.8	—	207.1	—	506.9
Silver	146.7	88.0	71.6	(33.0)	273.3
Zinc	—	209.8	—	—	209.8
Other	127.6	97.9	65.2	(11.0)	279.7
Total	$2,954.2	$442.1	$2,481.8	$(90.4)	$5,787.7

	Year Ended December 31, 2013
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other & Eliminations	Total Consolidated
Copper	$2,365.5	$48.4	$2,289.3	$(48.4)	$4,654.8
Molybdenum	241.3	—	147.9	—	389.2
Silver	242.7	110.0	79.7	(38.7)	393.7
Zinc	—	200.9	—	—	200.9
Other	126.5	99.9	97.7	(9.8)	314.3
Total	$2,976.0	$459.2	$2,614.6	$(96.9)	$5,952.9

	Year Ended December 31, 2012
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other & Eliminations	Total Consolidated
Copper	$2,604.9	$62.3	$2,532.0	$(62.3)	$5,136.9
Molybdenum	271.3	—	179.2	—	450.5
Silver	280.5	161.5	113.6	(60.3)	495.3
Zinc	—	195.9	—	—	195.9
Other	182.3	93.3	127.5	(12.4)	390.7
Total	$3,339.0	$513.0	$2,952.3	$(135.0)	$6,669.3

NET SALES AND GEOGRAPHICAL INFORMATION:

Net sales to respective countries were as follows:

	Years Ended December 31,
(in millions)	2014	2013	2012
Mexico	$1,708.9	$1,403.3	$1,676.4
United States	1,059.3	1,031.2	1,567.4
Europe	892.6	1,057.5	1,365.1
Asia	933.9	907.2	763.4
Brazil	372.4	471.0	449.0
Chile	401.5	366.1	443.5
Peru	282.2	324.8	296.2
Other countries	136.9	391.8	108.3
Total	$5,787.7	$5,952.9	$6,669.3

PROVISIONAL SALES PRICE:

At December 31, 2014, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the year-end market price per pound. These sales are subject to final pricing based on the average monthly copper prices on the London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2014:

	Sales volume (million lbs.)	Priced at (per pound)	Month of settlement
Copper	70.4	2.873	January through April 2015
Molybdenum	11.7	9.00	January through March 2015

Provisional sales price adjustments included in accounts receivable and net sales were as follows at December, 31 (in millions):

	As of December 31,
	2014	2013
Copper	$(9.6)	$1.0
Molybdenum	(16.5)	0.6
Total	$(26.1)	$1.6

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

In 2013, a new long term copper sales agreement was signed with Mitsui for five years, with shipments beginning in 2015. Mitsui and the Company will negotiate market terms and conditions for annual contracts no later than November 30 of the year prior to shipment. The contract considers the following annual volumes of copper cathodes; 6,000 tons for 2015 and 48,000 tons for each of the years from 2016 through 2019. The contract volume would increase by 24,000 tons the year after Tia Maria reaches full production capacity. Failure to reach an agreement on market terms would cancel the annual contract but not the long-term agreement. Under the terms of the agreement all shipments would be to Asia and there are no exclusivity rights for Mitsui or commissions included. This contract may be renewed for additional five year periods, upon the agreement of both parties.

Under the terms of a sales contract with Molibdenos y Metales, S.A., SPCC Peru Branch is required to supply 30,800 tons of molybdenum concentrates from 2014 through 2016. This contract may be extended for one more calendar year during each October to maintain a three year period unless either party decides to terminate the agreement. The sale price of the molybdenum concentrates is based on the monthly average of the high and low Metals Week Dealer Oxide quotation. The roasting charge deduction is agreed based on international market terms.

Under the terms of a sales contract with Molymex, S.A. de C.V., Minera Mexico is required to supply at least the 85% of its molybdenum concentrates production from 2012 through 2015. The sale price of the molybdenum concentrate is based on the monthly average of the high and low Metals Week Dealer Oxide quotation. The roasting charge deduction is negotiated based on international market terms.

NOTE 19-QUARTERLY DATA (unaudited)

(in millions, except per share data)

	2014
	1st	2nd	3rd	4th	Year
Net sales	$1,354.4	$1,487.4	$1,474.6	$1,471.3	$5,787.7
Gross profit	$602.0	$644.7	$641.6	$613.9	$2,502.2
Operating income	$562.9	$597.3	$547.1	$525.5	$2,232.8
Net income	$324.6	$338.4	$325.8	$349.2	$1,338.0
Net income attributable to SCC	$323.4	$337.3	$324.3	$348.0	$1,333.0
Per share amounts attributable to SCC:
Net earnings basic and diluted	$0.39	$0.40	$0.39	$0.43	$1.61
Dividend per share	$0.12	$0.10	$0.12	$0.12	$0.46

	2013
	1st	2nd	3rd	4th	Year
Net sales	$1,623.0	$1,410.2	$1,384.5	$1,535.2	$5,952.9
Gross profit	$805.7	$604.4	$617.0	$658.5	$2,685.6
Operating income	$770.0	$565.3	$580.9	$615.9	$2,532.1
Net income	$497.0	$374.1	$345.6	$407.5	$1,624.2
Net income attributable to SCC	$495.4	$372.7	$344.2	$406.2	$1,618.5
Per share amounts attributable to SCC:
Net earnings basic and diluted	$0.59	$0.44	$0.41	$0.48	$1.92
Dividend per share	$0.24	$0.20	$0.12	$0.12	$0.68

NOTE 20—SUBSEQUENT EVENTS

DIVIDENDS:

On January 29, 2015, the Board of Directors authorized a dividend of $0.10 per share payable on March 3, 2015 to shareholders of record at the close of business on February 17, 2015.

SHARE REPURCHASE PROGRAM:

On January 29, 2015 the Board of Directors approved an increase in the share repurchase program to $3 billion from $2 billion.

OTHER COMPANY INFORMATION:

ANNUAL MEETING

The annual stockholders meeting of Southern Copper Corporation will be held on Thursday, April 30, 2015, at 9:00 am, Mexico City time, at Edificio Parque Reforma, Campos Eliseos No. 400, 9th Floor, Colonia Lomas de Chapultepec, Mexico City, Mexico.

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

Fax: (511) 512-0492

Website:  www.southerncoppercorp.com

Email address: southerncopper@southernperu.com.pe

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2014, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014, because of the material weakness in our internal control over financial reporting that is described in “Management’s Report on Internal Control over Financial Reporting.”

However, giving full consideration to the material weakness described below, the Company’s management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with accounting principles generally accepted in the United States of America.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on the evaluation made under this framework, management concluded that as of December 31, 2014 such internal control over financial reporting was not effective because of the material weakness described below.  In addition, Galaz, Yamazaki, Ruiz Urquiza, S.C. Member of Deloitte Touche Tohmatsu Limited, an independent registered public accounting firm, has issued an adverse report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness exists in the design and operating effectiveness of information technology controls. More specifically, the Company did not establish an effective design of processes and procedures to restrict access to its business planning system (“ERP”) in existence during 2014, known as Ellipse, at its Mexican operations.  As such, the Company failed to ensure that access to key financial systems was limited to appropriate users in order to maintain segregation of duties.  Accordingly, information generated from those systems may have been impacted.  During 2014, the Company spent a significant amount of time preparing for the implementation of certain changes, including a centralized shared-service center to process accounts payable and receivable, as well as a change from its old ERP system to its current business planning system, SAP at its Mexican operations. The Company performed tests over its financial information; based on those tests, management did not detect any unauthorized entries, despite the potential access to those applications.

REMEDIATION PLAN FOR MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In response to the material weakness described above, the Company has developed a remediation plan, with oversight from the Audit Committee of the Board of Directors. SAP was implemented at the Company’s Mexican operations beginning February 5, 2015. As part of the remediation plan, the Company will implement the security tools that SAP provides and which will allow the Company to assure that access control authorizations are functioning, and that transactions and data entered into the financial and related systems are properly authorized, based on the Company’s organizational structure, positions and assigned responsibilities. The Company believes that this will provide management with assurance that such access is properly restricted to the appropriate personnel for an effective functional segregation.

The Company will implement this remediation plan during 2015.  The Company has put in place processes and procedures, with strict management supervision and monitoring by the Audit Committee of the Board of Directors, to ensure that the remediation plan is in place in 2015. The implementation of the new ERP, SAP, at the Company’s worldwide operations will improve the processes that make up the Company’s internal control over financial reporting and will, as part of its process, require testing for effectiveness. Management believes that these efforts will effectively remediate the material weakness in its internal control over financial reporting that is described above in “Management’s Report on Internal Control over Financial Reporting.” As the Company continues to evaluate and work to improve its internal control over financial reporting, management may take additional measures to address the aforementioned weakness in control or may modify the remediation plan described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation:

We have audited Southern Copper Corporation and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing in Item 9A.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. We have identified a material weakness in the design and operating effectiveness of information technology controls. More specifically, the Company has not established effective design of processes and procedures to restrict access to its business planning system (“ERP”) in existence during 2014, known as Ellipse, at its Mexican operations.  As such, the Company failed to ensure that access to key financial systems was limited to appropriate users in order to maintain appropriate segregation of duties. Accordingly, information generated from those systems may have been impacted.  This  material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We do not express an opinion or any other form of assurance on managements statements regarding remediation contained in the section “Remediation Plan for Material Weakness in Internal Control Over Financial Reporting” of “Management’s Report on Internal Control over Financial Reporting” appearing in Item 9A.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Miguel Angel Andrade Leven

Mexico City, Mexico

February 27, 2015

ITEM 9B.                                         OTHER INFORMATION

None.

PART III

ITEM 10, 11, 12, 13 AND 14

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of the Company, their ages as of January 31, 2015 and their positions.

Name	Age	Position
German Larrea Mota-Velasco	61	Chairman of the Board and Director
Oscar Gonzalez Rocha	76	President, Chief Executive Officer and Director
Xavier Garcia de Quevedo Topete	68	Chief Operating Officer and Director
Raul Jacob Ruisanchez	56	Vice President, Finance and Chief Financial Officer
Juan Rodriguez Arriaga	55	Vice President, Commercial
Javier Gomez Aguilar	40	Vice President Legal and General Counsel
Hans A. Flury Royle	63	Secretary and Legal Counsel
Agustin Avila Martinez	60	Comptroller
Vidal Muhech Dip	74	Vice President, Projects
Edgard Corrales Aguilar	59	Vice President, Exploration

German Larrea Mota-Velasco has served as our Chairman of the Board since December 1999, Chief Executive Officer from December 1999 to October 2004 and as a member of our Board of Directors since November 1999. He has been Chairman of the board of directors, President and Chief Executive Officer of Grupo Mexico (holding) since 1994. Mr. Larrea has been Chairman of the board of directors and Chief Executive Officer of Grupo Ferroviario Mexicano S.A. de C.V (railroad company) since 1997. Mr. Larrea was previously Executive Vice Chairman of Grupo Mexico and has been a member of the board of directors since 1981. He is also Chairman of the board of directors and Chief Executive Officer of Empresarios Industriales de Mexico, S.A. de C.V. (holding) and Fondo Inmobiliario (real estate company), since 1992. He founded Grupo Impresa, a printing and publishing company in 1978, remaining as the Chairman and Chief Executive Officer until 1989 when the company was sold. He is also a director of Banco Nacional de Mexico, S.A. (Citigroup), which forms part of Grupo Financiero Banamex, S.A. de C.V. since 1992, Consejo Mexicano de Hombres de Negocios since 1999, and was a director of Grupo Televisa, S.A.B. from 1999 to 2014.

Oscar Gonzalez Rocha has served as our President since December 1999 and our President and Chief Executive Officer since October 21, 2004. He has been our Director since November 1999. Mr. Gonzalez Rocha has been the President and Chief Executive Officer of Americas Mining Corporation since November 1, 2014 and the Chief Executive Officer and a director of Asarco LLC (integrated US copper producer), an affiliate of the Company, since August 2010. Previously, he was our President and General Director and Chief Operating Officer from December 1999 to October 20, 2004. He has been a director of Grupo Mexico since 2002. He was General Director of Mexicana de Cobre, S.A. de C.V. from 1986 to 1999 and of Buenavista del Cobre S.A. de C.V. (formerly Mexicana de Cananea, S.A. de C.V.) from 1990 to 1999. He was an alternate director of Grupo Mexico from 1988 to April 2002. Mr. Gonzalez Rocha is a civil engineer with a degree from the Autonomous National University of Mexico (“UNAM”) in Mexico City, Mexico.

Xavier Garcia de Quevedo Topete has served as our Chief Operating Officer since April 12, 2005. Since November 1, 2014 Mr. Garcia de Quevedo Topete is the President of the infrastructure division of Grupo Mexico, comprised of the energy, gas, oil and construction subsidiaries of Grupo Mexico. He was the President of Minera Mexico, S.A. de C.V. from September 2001 to October 31, 2014 and the President and Chief Executive Officer of Southern Copper Minera Mexico from April 12, 2005 until November 1, 2014. He was the President and Chief Executive Officer of Americas Mining Corporation from September 7, 2007 to October 31, 2014. He also served as a member of our Board of Directors since November 1999. From December 2009 to June 2010, he was Chairman and Chief Executive Officer of Asarco. He was previously President of Asarco from November 1999 to September 2001. Mr. Garcia de Quevedo initiated his professional career in 1969 with Grupo Mexico. He was President of Grupo Ferroviario Mexicano, S.A. de C.V. and of Ferrocarril Mexicano, S.A. de C.V. from December 1997 to December 1999, and General Director of Exploration and Development of Grupo Mexico from 1994 to 1997. He has been a director of Grupo

Mexico since April 2002. He was also Vice President of Grupo Condumex S.A. de C.V. for eight years. Mr. Garcia de Quevedo was the Chairman of the Mining Chamber of Mexico from November 2006 to August 2009.

Raul Jacob Ruisanchez has served as our Vice President, Finance and Chief Financial Officer since April 18, 2013. He was our Comptroller from October 27, 2011 until April 18, 2013. He has held various positions focused primarily in financial planning, corporate finance, investor relations and project evaluation with the Company since 1992. In September 2011, he was appointed Director of Controller and Finance of the Company’s Peruvian Branch and Vice President and Chief Financial Officer of Southern Peru Limited, one of our subsidiaries. In 2014, Mr. Jacob was considered by Institutional Investor among the top three Chief Financial Officers of Latin America.  In 2010, he was ranked among the top three Investor Relations executives of Latin America by the same publication.  He is currently Vice President of the Peruvian National Mining, Oil and Energy Association and President of its mining chapter. He is currently a member of the consulting board of the MBA program (Finance) of the Universidad del Pacifico in Lima, Peru. Until March of 2010, he was President of the Strategic Studies Center of IPAE, an entrepreneurial association. Between 2004 and 2006, he was the President of the Finance Affairs Committee of the American Chamber of Commerce of Peru. Mr. Jacob holds an economics degree from Universidad del Pacifico, a Master’s Degree from the University of Texas (Austin) and a Degree in International Business Management from the Stockholm School of Economics.

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

Mr. Hans A. Flury Royle has served as our Secretary since April 18, 2013. Previously, he was Secretary of the Company from July 25, 2001 until April 25, 2002, and SCC’s Assistant Secretary from March 9, 2005 to 2013. He has been Legal Counsel of the Company’s Peruvian operations and Director of Legal Affairs of the Company in Peru since 1987. He commenced his career with the Legal Department of the Company in Peru in 1974. He was appointed Minister of Energy and Mines, from July 2003 to February 2004. He holds a law degree from the Catholic University of Lima and an Honoris Causa Doctorate Degree from the Universidad Nacional de Ingenieria in Peru.

Information in response to the additional disclosure requirements specified by Part III, Items 10, 11, 12, 13 and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 30, 2015, or will be provided by amendment to this Form 10-K, also to be filed no later than April 30, 2015.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2014, 2013 and 2012; (ii) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Balance Sheet at December 31, 2014 and 2013; (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (v) the Consolidated Statement of changes in equity for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

3.  Schedule II

Valuation and Qualifying Accounts and Reserves (in millions):

	Additions
	Balance at beginning of period	Charged to costs and expenses	Additions	Deduction/ Application	Balance at end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
2014	0.3	—	—	—	0.3
2013	—		0.3		0.3
2012	—	—	—	—	—

Notes issued under par:
2014	46.2	1.1	—	—	45.1
2013	47.3	1.1	—	—	46.2
2012	25.4	0.5	22.4	—	47.3

Deferred Tax Assets:
2014	—	—	—	—	—
2013	—	—	—	—	—
2012	2.2	—	—	2.2	—

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

By:	/s/Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date:  February 27, 2015

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

Date:  February 27, 2015

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Earnings for the years ended December 31, 2014, 2013 and 2012; (ii) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Balance Sheet at December 31, 2014 and 2013; (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (v) the Consolidated Statement of changes in equity for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.