Form 10-Q
period 2015-03-31
SOUTHERN COPPER CORP/
filed 2015-04-30
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

As of April 24, 2015 there were outstanding 798,026,043 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.

Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the three months ended March 31, 2015 and 2014	3

	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014	4

	Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014	6

	Notes to Condensed Consolidated Financial Statements	7-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-42

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	43-44

Item 4.	Controls and procedures	45

	Report of Independent Registered Public Accounting Firm	46

Part II. Other Information:

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	47

Item 4.	Mine Safety Disclosures	47

Item 6.	Exhibits	48-49

	Signatures	50

	List of Exhibits	51-53

Exhibit 15	Independent Accountants’ Awareness Letter	54

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	55

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	56

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	57

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	58

Exhibit 101

Financial statements for the quarter ended March 31, 2015 Formatted in XBRL: (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

		Submitted electronically with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in thousands, except per share amounts)
Net sales (including sales to related parties, see Note 7)	$1,274,807	$1,354,383

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	679,822	641,894
Selling, general and administrative	24,869	24,498
Depreciation, amortization and depletion	116,963	110,453
Exploration	10,288	14,611
Environmental remediation	5,928	—
Total operating costs and expenses	837,870	791,456

Operating income	436,937	562,927

Interest expense	(64,750)	(65,140)
Capitalized interest	38,850	24,603
Other income (expense)	(3,764)	(4,206)
Interest income	2,847	4,537
Income before income taxes	410,120	522,721

Income taxes (including royalty taxes, see Note 4)	129,193	204,162
Net income before equity earnings of affiliate	280,927	318,559
Equity earnings of affiliate, net of income tax	2,760	6,038

Net income	283,687	324,597

Less: Net income attributable to the non-controlling interest	1,257	1,208

Net income attributable to SCC	$282,430	$323,389

Per common share amounts attributable to SCC:
Net earnings - basic and diluted	$0.35	$0.39
Dividends paid	$0.10	$0.12
Weighted average shares outstanding - basic and diluted	805,418	833,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	3 Months Ended
	March 31,
	2015	2014
	(in thousands)
Net income	$283,687	$324,597

Other comprehensive income (loss) net of tax:
- Amortization of actuarial gain net of income tax (2015: $- and 2014: $65)	—	(152)

Total comprehensive income	$283,687	$324,445

Comprehensive income attributable to the non-controlling interest	$1,257	$1,208
Comprehensive income attributable to SCC	$282,430	$323,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$192,138	$363,970
Restricted cash	9,112	19,456
Short-term investments	83,820	338,589
Accounts receivable trade	501,195	540,245
Accounts receivable other (including related parties 2015 - $26,239 and 2014 - $32,835)	90,274	81,635
Inventories	842,925	836,464
Deferred income tax	106,276	119,510
Other current assets	176,298	189,920
Total current assets	2,002,038	2,489,789

Property, net	7,545,631	7,436,430
Leachable material	560,956	512,718
Intangible assets, net	109,778	109,872
Related parties receivable	161,244	161,244
Deferred income tax	566,396	553,948
Equity method investment	67,213	66,723
Other assets	234,646	221,186
Total assets	$11,247,902	$11,551,910

LIABILITIES
Current liabilities:
Current portion of long-term debt	$200,000	$200,000
Short-term debt	50,000	—
Accounts payable (including related parties 2015 -$14,944 and 2014 - $69,083)	470,855	549,667
Accrued income taxes	29,691	80,101
Deferred income taxes	13,360	13,360
Accrued workers’ participation	162,050	198,009
Accrued interest	85,606	70,824
Other accrued liabilities	36,219	38,944
Total current liabilities	1,047,781	1,150,905

Long-term debt	4,006,345	4,006,031
Deferred income taxes	370,947	385,545
Other liabilities and reserves	38,363	56,697
Asset retirement obligation	114,833	116,133
Total non-current liabilities	4,530,488	4,564,406

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	3,341,956	3,344,669
Retained earnings	4,548,761	4,346,818
Accumulated other comprehensive income	4,813	4,813
Treasury stock, at cost, common shares	(2,267,944)	(1,900,686)
Total Southern Copper Corporation stockholders’ equity	5,636,432	5,804,460
Non-controlling interest	33,201	32,139
Total equity	5,669,633	5,836,599

Total liabilities and equity	$11,247,902	$11, 551,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended
	March 31,
	2015	2014
	(in thousands)
OPERATING ACTIVITIES

Net income	$283,687	$324,597

Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, amortization and depletion	116,963	110,453
Equity earnings of affiliate, net of dividends received	(490)	(3,414)
(Gain) loss on currency translation effect	(10,953)	(5,688)
(Benefit) provision for deferred income taxes	(24,698)	(84,320)
Other, net	229	—

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	39,050	(10,074)
(Increase) decrease in inventories	(54,699)	(102,061)
Increase (decrease) in accounts payable and accrued liabilities	(180,571)	69,313
Increase (decrease) in other operating assets and liabilities	52,949	49,429
Net cash provided by operating activities	221,467	348,235

INVESTING ACTIVITIES
Capital investments	(245,832)	(336,928)
Proceeds from (purchase of) short-term investments, net	254,769	(64,742)
Sale of property	—	294
Net cash provided by (used in) investing activities	8,937	(401,376)

FINANCING ACTIVITIES
Debt incurred	50,000	—
Cash dividends paid to common stockholders	(80,486)	(100,026)
Repurchase of common shares	(370,103)	(52,479)
Distributions to non-controlling interest	(195)	(302)
Net cash used in financing activities	(400,784)	(152,807)

Effect of exchange rate changes on cash and cash equivalents	(1,452)	6,354

Net (decrease) in cash and cash equivalents	(171,832)	(199,594)
Cash and cash equivalents at beginning of period	363,970	1,672,695
Cash and cash equivalents at end of period	$192,138	$1,473,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At March 31, 2015, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 86.0% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company’s Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2015 and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. The December 31, 2014 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2014 and notes included in the Company’s 2014 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At March 31,	At December 31,
	2015	2014
Trading securities	$79.1	$333.7
Weighted average interest rate	1.16%	0.78%

Available-for-sale	$4.7	$4.9
Weighted average interest rate	0.46%	0.44%
Total	$83.8	$338.6

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and at March 31, 2015 and December 31, 2014, included corporate bonds and asset and mortgage backed obligations. As of March 31, 2015 and December 31, 2014, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended March 31,
	2015	2014
Trading:
Interest earned	$0.3	$1.4
Unrealized gain (loss) at the end of the period	$2.8	$2.2

Available-for-sale:
Interest earned	(*)	(*)
Investment redeemed	$0.2	$—

(*) Less than $0.1 million.

NOTE 3 - INVENTORIES:

Inventories were as follows:

(in millions)	At March 31, 2015	At December 31, 2014

Inventory, current:
Metals at average cost:
Finished goods	$89.1	$84.6
Work-in-process	440.8	450.5
Supplies at average cost:	313.0	301.4
Total current inventory	$842.9	$836.5

Inventory, long-term:
Leach stockpiles	$561.0	$512.7

In the first quarter 2015 and 2014 total leaching costs capitalized as long-term inventory of leachable material amounted to $104.6 million and $86.1 million, respectively. Leachable material inventories recognized in cost of sales amounted to $50.6 million and $39.2 million for the first quarter 2015 and 2014, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first quarter 2015 and 2014 were as follows ($ in millions):

	2015	2014
Income tax provision	$129.2	$204.2
Effective income tax rate	31.5%	39.1%

These provisions include income taxes for Peru, Mexico and the United States. The decrease in the effective tax rate for the first quarter of 2015 from the same period in the prior year is primarily due to a decrease in earnings, causing a reduction in the Peruvian special mining tax and the Mexican royalty tax, thereby reducing the first quarter effective rate by approximately 2.6%. Additionally, a reduction of forecasted dividends from Minera Mexico reduced the first quarter 2015 effective rate by 1.3%.

Components of income tax provision for the first quarter of 2015 and 2014 include the following ($ in million):

	2015	2014
Statutory income tax provision	$111.2	$166.6
Peruvian royalty	0.5	1.6
Mexican royalty	13.7	24.0
Peruvian special mining tax	3.8	12.0
Total income tax provision	$129.2	$204.2

Peruvian royalty and special mining tax: In 2011, the Peruvian congress approved an amendment to the mining royalty charge. The new mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $5.7 million and $7.7 million of royalty charge in the first quarter 2015 and 2014, respectively, of which $0.5 million and $1.6 million, respectively, were included in income taxes.

Also in 2011, the Peruvian government enacted a special mining tax. This tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached. The Company has accrued $3.8 million and $12.0 million of special mining tax as part of the income tax provision for the first quarter 2015 and 2014, respectively.

Mexican mining royalty: In December 2013, the Mexican government enacted a new law which, among other things, established a mining royalty charge of 7.5% on taxable EBITDA earnings before taxes as defined by Mexican tax regulations and an additional royalty charge of 0.5% on the net sales value over gross income from sales of gold, silver and platinum. The Company has accrued $13.7 and $24.0 million of royalty taxes as part of the income tax provision for the first quarter 2015 and 2014, respectively.  In the first quarter of 2015, the Company has paid $56.3 million for year 2014 mining royalty.

Income tax rate:

In 2014, the Peruvian government enacted tax law changes to both the income tax and dividend tax rates that became effective on January 1, 2015. The rate in effect for 2014 was 30%, with a 4.1% dividend tax rate. The new rates are as follows:

Year	Income Tax Rate	Dividend Tax Rate
2015- 2016	28%	6.8%
2017- 2018	27%	8.0%
2019 and later	26%	9.3%

Accounting for uncertainty in income taxes: In the first quarter 2015, there were no changes in the Company’s uncertain tax positions.

NOTE 5 — PROVISIONALLY PRICED SALES:

At March 31, 2015, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the March 31, 2015 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2015:

	Sales volume (million lbs.)	Priced at (per pound)	Month of settlement
Copper	60.9	$2.75	From April 2015 to May 2015
Molybdenum	10.3	$8.28	From April 2015 to July 2015

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 6 - ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation. The accepted value of the Lima office building, for this purpose, is $27.8 million. Through March 2015, the Company has provided guarantees of $17.9 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units.

In 2010, the Company announced to the Mexican federal environmental authorities its closure plans for the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation $62.4 million, of which the Company has spent $51.1 million through March 31, 2015. Plant demolition and construction of a confinement area at the south of the property were completed in 2012 and the Company expects to complete soil remediation and the construction of a second confinement area during the second quarter of 2015. The Company expects that once the site is remediated, a decision will be made on whether sell or develop the property.

The overall cost recognized for mining closure in Mexico includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities.

The following table summarizes the asset retirement obligation activity for the three months ended March 31, 2015 and 2014 (in millions):

	2015	2014
Balance as of January 1	$116.1	$124.8
Changes in estimates	—	26.7
Additions	—	—
Payments	(4.2)	(1.5)
Accretion expense	2.9	2.0
Balance as of March 31,	$114.8	$152.0

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

Receivable and payable balances with related parties are shown below (in millions):

	At March 31, 2015	At December 31, 2014
Related parties receivable current:
Asarco LLC	$0.8	$—
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.4	0.2
Grupo Mexico	0.8	0.7
Mexico Generadora de Energia S. de R.L. (“MGE”)	24.1	31.9
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.1	—
	$26.2	$32.8

Related parties receivable non-current:
MGE	$161.2	$161.2

	At March 31, 2015	At December 31, 2014
Related parties payable:
Asarco LLC	$—	$13.8
Breaker S.A. de C.V. and affiliates (“Breaker”)	0.2	0.7
Eolica El Retiro, S.A.P.I. de C.V.	0.2	1.6
Ferrocarril Mexicano S.A. de C.V.	0.5	1.8
Grupo Mexico	5.9	2.8
Higher Technology S.A.C.	—	0.2
MGE	4.7	45.2
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	2.0	1.7
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	1.4	1.3
	$14.9	$69.1

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the three months ended March 31, 2015 and 2014 (in millions):

	2015	2014
Purchase activity
Asarco LLC	$7.7	$15.1
Compania Perforadora Mexico S.A.P.I. de C.V and affiliates	0.3	1.2
Eolica El Retiro, S.A.P.I. de C.V.	3.9	—
Ferrocarril Mexicano S.A de C.V.	3.3	5.3
Grupo Mexico	3.4	3.5
MGE	37.8	48.9
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	10.6	47.2
Total Purchases	$67.0	$121.2

Sales activity
Asarco LLC	$35.9	$—
Compania Perforadora Mexico S.A.P.I. de C.V and affiliates	0.1	0.1
MGE	22.2	24.3
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.2	0.2
Total Sales	$58.4	$24.6

Grupo Mexico, the parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company. These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services. The Company pays Grupo Mexico for these services and expects to continue requiring these in the future.

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

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants. That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%. In the first quarter of 2012, Controladora de Infraestructura Energetica Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence of this change in control, MGE became an indirect subsidiary of Grupo Mexico. Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt. At December 31, 2012, the outstanding balance of $184.0 million was restructured as subordinated debt of MGE with an interest rate of 5.75%. MGE will repay its debt to the Company using a percentage of its profits until such time as the debt is satisfied. At March 31, 2015 the remaining balance of the debt was $161.2 million and was recorded as non-current related party receivable on the condensed consolidated balance sheet. Related to this loan the Company recorded interest income of $2.3 million in the first quarter of 2015 and 2014, respectively.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE completed construction of its first power plant in June 2013 and the second plant, in the second quarter of 2014. MGE has the authorization for interconnection with the Mexican electrical system to start operations in the second plant. MGE began supplying power to the Company in December 2013. It is expected that MGE will supply a portion of its power output to third-party energy users. See also Note 9 “Commitments and Contingencies — Other commitments”.

On August 4, 2014, Mexico Generadora de Energia Eolica S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico; acquired Eolica el Retiro. Eolica el Retiro is a windfarm that has 37 wind turbines. This company started operations in January 2014 and started to sell power to IMMSA and other subsidiaries of Grupo Mexico in the third quarter of 2014.

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

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the three months ended March 31, 2015 and 2014 (in millions):

Mextransport:	2015	2014

Purchase activity	$0.1	$0.6

Sales activity	$0.1	$0.1

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

Companies with relationships to SCC executive officers:

The following table summarizes the purchase activities with companies with relationships to SCC executive officers in the three months ended March 31, 2015 and 2014 (in millions):

	2015	2014
Breaker	$0.3	$0.9
Higher Technology S.A.C.	0.3	0.3
Sempertrans and affiliates	0.2	0.3
Servicios y Fabricaciones Mecanicas S.A.C.	0.2	0.3
Total purchases	$1.0	$1.8

The Company purchased industrial materials from Higher Technology S.A.C and paid fees for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C. Mr. Carlos Gonzalez, the son of SCC’s Chief Executive Officer, has a proprietary interest in these companies.

The Company purchased industrial material from Sempertrans and its affiliates, which employs Mr. Alejandro Gonzalez as a sales representative. Also, the Company purchased industrial material from Pigoba, S.A. de C.V., a company in which Mr. Alejandro Gonzalez has a proprietary interest. Mr. Alejandro Gonzalez is the son of SCC’s Chief Executive Officer.

The Company purchased industrial material and services from Breaker, S.A. de C.V., a company in which Mr. Jorge Gonzalez, son-in-law of SCC’s Chief Executive Officer, has a proprietary interest; and from Breaker Peru S.A.C., a company in which Mr. Jorge Gonzalez, son-in-law and Mr. Carlos Gonzalez, son of SCC’s Chief Executive Officer have a proprietary interest.

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

NOTE 8 — BENEFIT PLANS:

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

The components of net periodic benefit costs for the three months ended March 31, 2015 and 2014 are as follows (in millions):

	2015		2014
Service cost	$0.2		$0.3
Interest cost	0.2		0.3
Expected return on plan assets	(0.7)		(0.9)
Amortization of net actuarial loss	(*	)	(0.2)
Amortization of net loss/(gain)	(*	)	(*)
Net periodic benefit costs	$(0.3)		$(0.5)

(*) amount is lower than $0.1 million

Post-retirement Health care plan:

Peru: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits”.

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

The components of net periodic benefit cost for the three months ended March 31, 2015 and 2014 are as follows (in millions):

	2015	2014
Interest cost	$0.3	$0.3
Amortization of net loss (gain)	(0.1)	(*)
Amortization of prior service cost (credit)	(*)	(*)
Net periodic benefit cost	$0.2	$0.3

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

Environmental capital investments in the three months ended March 31, 2015 and 2014 were as follows (in millions):

	2015	2014
Peruvian operations	$18.9	$18.3
Mexican operations	3.2	6.4
	$22.1	$24.7

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

Peruvian law requires that companies in the mining industry provide assurances for future closure and reclamation. In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM. As part of the closure plans, the Company is providing guarantees to ensure that sufficient funds will be available for the asset retirement obligation. See Note 6 “Asset retirement obligation,” for further discussion of this matter.

In 2008, the Peruvian government enacted environmental regulations establishing more stringent air quality standards (“AQS”) for daily sulfur dioxide (“SO2”) emissions for the Peruvian territory. These regulations, as amended in 2013, recognize distinct zones/areas, as atmospheric basins. Those areas with a mean 24-hour SO2 concentration equal or less than 20 micrograms per cubic meter (“ug/m3”) are required to develop programs to maintain this level of compliance. Those areas or cities exceeding the mean 24-hour SO2 concentration of 20 ug/m3 will be required to establish an action plan to address this problem and are required to achieve the 20 ug/m3 AQS in the future. Meanwhile they are required to achieve mean 24-hour AQS equal to 80 ug/m3 of SO2. MINAM has established three atmospheric basins that require further attention to comply with 80ug/m3 of SO2. The Ilo basin is one of these three areas and the Company’s smelter and refinery are part of the area. A supreme decree issued on April 8, 2014, indicates that the Company should review its compliance with these regulations and develop a modification plan to reach compliance. The Company continues working with an environmental technical study group, established by a MINAM resolution to identify air quality issues and develop plans to comply with the pertinent regulations.

In 2013, the Peruvian government enacted new soil environmental quality standards (“SQS”) applicable to any existing facility or project that generates or could generate risk of soil contamination in its area of operation or influence. In March 2014, MINAM issued a supreme decree which establishes additional provisions for the gradual implementation of SQS. Under this rule the Company has twelve months to identify contaminated sites in and around its facilities and present a report of identified contaminated sites. If such sites exist, the Company must submit a decontamination plan for approval within 24 months from the date it is notified by the authority. This decontamination plan shall include remediation actions, a schedule and compliance deadlines. Also, under this rule, if deemed necessary, the Company may request a one year extension, given sound justification. Soil confirmation tests must be carried out after completion of decontamination actions (within the approved schedule) and results must be presented to the authorities within 30 days after receiving such results. Non-compliance with this obligation or with decontamination goals will carry penalties, although no specific sanctions have yet been established. During compliance schedule, companies cannot be penalized for non-compliance with the SQS. In the fourth quarter of 2014, the Company selected the consultant to carry out soil samplings, studies and other requirements of the rules. These studies were completed in the first quarter of 2015 and submitted to MINEM. The Company is awaiting response from MINEM.

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

In 2011, the General Law was amended, giving an individual or entity the ability to contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment, natural resources, flora, fauna or human health, because it will be sufficient to argue that the harm may be caused. In addition, in 2011, amendments to the Civil Federal Procedures Code (“CFPC”) were enacted. These amendments establish three categories of collective actions by means of which 30 or more people claiming injury derived from environmental, consumer protection, financial services and economic competition issues will be considered to be sufficient in order to have a legitimate interest to seek through a civil procedure restitution or economic compensation or suspension of the activities from which the alleged injury derived. The amendments to the CFPC may result in more litigation, with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

In 2013, the Environmental Liability Federal Law was enacted. The law establishes general guidelines in order to determine which environmental actions will be considered to cause environmental harm that will give rise to administrative responsibilities (remediation or compensations), criminal responsibilities as well as monetary fines.

On August 6, 2014, an accidental spill of approximately 40,000 cubic meters of copper sulfate solution occurred at a leaching pond that was under construction ten kilometers away from the mine of Buenavista del Cobre, S.A. de C.V. (“BVC”) a subsidiary of the Company. The accident was caused by a rock collapse that affected the system’s pumping station and by a construction defect in the seal of a pipe in the leaching system containment dam, a part of the new SX-EW III plant. This solution reached the Bacanuchi river, a tributary of the Sonora River. All the necessary immediate actions were taken in order to contain the spill, and to comply with all the legal requirements.

The National Water Commission (Comision Nacional del Agua “CONAGUA”), the Federal Commission for the Protection against Sanitary Risks (Comisión Federal para la Protección de Riesgos Sanitarios “COFEPRIS”) and PROFEPA initiated administrative proceedings regarding the spill to determine possible environmental and health damages.

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against BVC in order to determine, in such a case, the responsibility for the environmental damages. The criminal complaint filed by PROFEPA against BVC is in the procedural stages. The Company is vigorously defending against it.

On September 15, 2014, BVC executed an administrative agreement with PROFEPA, providing for the presentation to the Mexican Ministry of Environment and Natural Resources (Secretaria de Medio Ambiente y Recursos Naturales “SEMARNAT”) of a remedial action plan, the remediation program was submitted to SEMARNAT on November 27, 2014 and approved on January 6, 2015. This program will be developed in five zones along the rivers. As of March 31, 2015, work on zone one of the remediation program was completed; studies of the zones two through four have been completed and a program for each particular zone will be submitted to SEMARNAT for approval.

The Company also created a trust with Nacional Financiera S.N.C., a Mexican development bank, acting as a Trustee to serve as a vehicle to support environmental remedial actions in connection with the spill, to comply with the remedial action plan and to compensate for damages caused to persons adversely affected by the spill.  The Company committed up to two billion Mexican pesos (approximately $150 million) of which approximately one billion Mexican pesos have already been contributed. A technical committee of the trust was created with representatives from the federal government, the Company and specialists assisted by a team of environmental experts to ensure the proper use of the funds. Along with the administrative agreement executed with PROFEPA, the trust serves as an alternative mechanism for dispute resolution to mitigate public and private litigation risks.

Independently of the execution of the administrative agreement with PROFEPA and the creation of the above mentioned trust, since the first day of the copper solution spill, the Company has taken actions to remediate the sites. On August 29, 2014, the Company hired more than 1,200 workers and environmental specialists to clean the river.

In addition, the Company developed a service program for the residents of the Sonora River Region, considering (i) water distribution provision, and infrastructure development within the affected region, (ii) the expansion of the current Community Development program to communities further downstream that were affected and previously not within the scope of the Company´s program, (iii) attention to local farmers and producers in coordination with the Federal Agriculture, Livestock,

Rural Development, Fisheries, and Alimentations Ministry in order to revamp and promote the activities of local farmers and producers, (iv) the implementation of sustainable productive projects at each affected site, as well as (v) the establishment of service desks to attend specific cases.

On March 2, 2015 as a result of four administrative proceedings, PROFEPA imposed administrative fines to BVC for an aggregate amount of 23.5 million Mexican pesos (approximately $1.7 million). Other authorities may impose additional sanctions or fines, including the cost of clean-up and remediation of the sites, as well as economic compensation to people who provide evidence that they suffered direct damages from the spill.

The Company has also been served with three collective action lawsuits seeking damages for injuries related to the spill. The Company considers that those lawsuits are without merit and is vigorously defending against them.

As of March 31, 2015, BVC estimated the contingent liability at $97.3 million, of which $16.4 million was paid prior to the establishment of the trust, and approximately one billion Mexican pesos (approximately $74.9 million) was deposited in the trust. These funds have been available and have been used to compensate claims as they have arisen. This deposit was classified as restricted cash and was recorded as an operating expense in the Company’s results.

The Company does not expect that legal proceedings resulting from the spill, individually or in the aggregate, would have a material effect on its financial position or results of operations.

The Company believes that all of its facilities in Peru and Mexico are in material compliance with applicable environmental, mining and other laws and regulations.

The Company also believes that continued compliance with environmental laws of Mexico and Peru will not have a material adverse effect on the Company’s business, properties, result of operations, financial condition or prospects and will not result in material capital investments.

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

In relation to the issuance of “labor shares” by the Branch in Peru, the Branch is a defendant in the following lawsuits:

1)                   Mr. Garcia Ataucuri seeks delivery, to himself and each of the approximately 900 former employees of the Peruvian Branch, of the 3,876,380,679.65 old soles or 38,763,806.80 “labor shares” (acciones laborales), as required by Decree Law 22333 (a former profit sharing law), to be issued proportionally to each former employee in accordance with the time of employment of such employee with SCC’s Branch in Peru, plus dividends on such shares. The 38,763,806.80 labor shares sought in the complaint, with a face value of 100.00 old soles each, represent 100% of the labor shares issued by the Branch during the 1970s until 1979 for all of its employees during that period. The plaintiffs do not represent 100% of the Branch’s eligible employees during that period.

It should be noted that the lawsuit refers to a prior Peruvian currency called “sol de oro” or old soles, which was later changed to the “inti”, and then into today’s “nuevo sol”. Due to a past period of high inflation between 1985 and 1990, one billion of old soles is equivalent to today’s one nuevo sol.

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

2)                   In addition, there are filed against SCC’s Branch the following lawsuits, involving approximately 800 plaintiffs, which seek the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends: (1) Armando Cornejo Flores and others v. SCC’s Peruvian Branch (filed May 10, 2006); (2) Alejandro Zapata Mamani and others v. SCC’s Peruvian Branch (filed June 27, 2008); (3) Edgardo Garcia Ataucuri, in representation of 216 of SCC’s Peruvian Branch former workers, v. SCC’s Peruvian Branch (filed May 2011); (4) Juan Guillermo Oporto Carpio v. SCC’s Peruvian Branch (filed August 2011); (5) Rene Mercado Caballero v. SCC’s Peruvian Branch (filed November 2011); (6) Enrique Salazar Alvarez and others v. SCC’s Peruvian Branch (filed December 2011); (7) Jesus Mamani Chura and others v. SCC’s Peruvian Branch (filed March 2012); (8) Armando Cornejo Flores, in representation of 37 of SCC’s Peruvian Branch former workers v. SCC’s Peruvian Branch (filed March 2012), (9) Porfirio Ochochoque Mamani and others v. SCC’s Peruvian Branch (filed July 2012); (10) Alfonso Claudio Flores Jimenez and others v. SCC’s Peruvian Branch (filed July 2013); (11) Micaela Laura Alvarez de Vargas and others v. SCC’s Peruvian Branch (filed August 2013) and (12) Edgardo García Ataucuri in representation of 104 of SCC´s Peruvian Branch former workers (filed March 2015). SCC’s Peruvian Branch has answered the complaints and denied the validity of the claims.

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

Related to the “Virgen Maria” mining concessions, the Company is party to the following lawsuits:

a)             Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”): In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet. The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch. In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders’ meeting. Excomet was at the time owner of the “Virgen Maria” mining concession. In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations. On appeal by the plaintiffs, the superior court reversed the lower court’s decision and remanded it to the lower court for further proceedings. As of March 31, 2015, the case remains pending resolution without further developments.

b)             Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (“SMRL Virgen Maria”): In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria. SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see a) above). The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares. The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of this concession to SCC’s Branch by Excomet). In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations. Upon appeal by the plaintiffs, the superior court remanded the proceedings to the lower court, ordering the issuance of a new decision. On June 25, 2013, the lower court dismissed the case due to procedural defects. Upon appeal by the plaintiff, on December 2, 2013 the Superior Court reversed the lower court’s decision due to procedural defects and ordered the issuance of a new resolution. In July 2014, once again the lower court dismissed the case on the grounds that the claim had barred by the statute of limitations. The plaintiff appealed this resolution before the Superior Court. On December 30, 2014, the Superior Court affirmed the lower court’s decision.  The plaintiff filed an extraordinary appeal before the Supreme Court. As of March 31, 2015, the case remains pending resolution without further developments.

c)              Omar Nunez Melgar: In May 2011, Mr. Omar Nunez Melgar commenced a lawsuit against the Peruvian Mining and Metallurgical Institute and MINEM challenging the denial of his request of a new mining concession that conflicted with SCC’s Branch’s Virgen Maria mining concession. SCC’s Branch has been made a party to the proceedings as the owner of the Virgen Maria concession. SCC’s Branch has answered the complaint and denied the validity of the claim. In March 2015, the Civil Court dismissed the case. The plaintiff may appeal before the Supreme Court.

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In the last quarter of 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams also with proper governmental authorization, since 1995. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against the lawsuit. Upon a motion filed by the Peruvian Branch, the lower court has included the MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of March 31, 2015, the case remains pending resolution without further developments.

Labor matters:

Peruvian operations: Approximately 70% of the Company’s 4,546 Peruvian employees were unionized at March 31, 2015. There are seven separate unions, three of them at each major production area that represent the majority of our workers; and four smaller unions that represent the balance of workers. Our collective bargaining agreements with all of these unions will expire in the second half of 2015. We expect to begin negotiations for new agreements in the second quarter of 2015.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers, opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) led by Napoleon Gomez Urrutia to other less politicized unions.

However, the workers of the San Martin and Taxco mines, who are still under the National Mining Union, have been on strike since July 2007. On December 10, 2009, a federal court confirmed the legality of the San Martin strike. In order to recover the control of the San Martin mine and resume operations, the Company filed a court petition on January 27, 2011 requesting that the court, among other things, define the termination payment for each unionized worker. The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition. On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition. In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court. On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal. The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker. A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin. As of March 31, 2015, the case remains pending resolution without further developments.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement). On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. The mining union appealed the labor court ruling before a federal court. In September 2011, the federal court accepted the union’s appeal and requested that the federal labor court review the procedure. After several legal proceedings on January 25, 2013, the Company filed a new proceeding before the labor court. On June 16, 2014, the labor court denied the petition of the Company. The resolution issued by the labor court was challenged by the Company before a federal court. Considering the above decision of the Supreme Court, there could be grounds for a favorable decision to end the protracted strike at the Taxco Unit. As of March 31, 2015, the case remains pending resolution.

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

Other commitments:

Peruvian Operations

Tia Maria:

On August 1, 2014, the Company received the final approval of Tia Maria´s EIA. The project has experienced a delay pending the resolution of certain differences with community groups. The Peruvian government has been promoting the creation of a development dialogue roundtable for the resolution of these differences, which has initiated activities on April 14, 2015. The Company believes that this mechanism will help expedite the pending construction permits for the project. The project budget is $1.4 billion, of which $354.0 million has been expended through March 31, 2015. When completed, Tia Maria is expected to produce 120,000 tons of copper cathodes per year.

In connection with the Tia Maria project, in 2014 the Company established an S/.100 million fund (approximately $33 million) for the benefit of social and infrastructure improvements in the neighboring communities to Tia Maria.

Toquepala Concentrator Expansion:

In April 2015, the construction permit for the Toquepala expansion project was approved by the MINEM. The project budget is $1.2 billion, of which $348.6 million has been expended through March 31, 2015. When completed, this expansion project is expected to increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum.

In connection with this project, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/.445.0 million (approximately $143 million).

Power purchase agreements

•                  Enersur: In 1997, SCC signed a power purchase agreement with an independent power company, Enersur S.A. under which SCC agreed to purchase all of its power needs for its current Peruvian operations from Enersur for twenty years, through April 2017.

•                  Electroperu S.A.: In June 2014, the Company signed a power purchase agreement for 120 megawatt (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. will supply energy for the Peruvian operations for twenty years starting on April 17, 2017 and ending on April 30, 2037.

•                  Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company signed a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027.

Mexican operations

Power purchase agreement - MGE

MGE, a subsidiary of Grupo Mexico, has completed the construction of the two power plants in Mexico designed to supply power to some of the Company’s Mexican operations. It is expected that MGE will supply approximately 12% of its power output to third-party energy users. These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts. In 2012, the Company signed a power purchase agreement with MGE through 2032. The first plant was completed in June 2013 and the second, in the second quarter of 2014. MGE has the authorization for the interconnection with the Mexican electrical system to start operations at the second plant. The first plant began to supply power to the Company in December 2013, and the second plant is ready to supply once the demand in the mine requires it.

Commitment for Capital projects

As of March 31, 2015, the Company has committed approximately $464 million for the development of its capital investment projects at its Mexican operations.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 4 “Income taxes”).

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

Financial information relating to Southern Copper’s segments is as follows:

Three Months Ended March 31, 2015

(in millions)

	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$664.2	$90.3	$520.3	—	$1,274.8
Intersegment sales	—	18.9	—	$(18.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	299.2	89.9	303.0	(12.3)	679.8
Selling, general and administrative	9.4	4.0	10.3	1.2	24.9
Depreciation, amortization and depletion	54.1	7.7	53.0	2.2	117.0
Exploration	0.8	2.3	2.7	4.5	10.3
Environmental remediation	5.9	—	—	—	5.9
Operating income	$294.8	$5.3	$151.3	$(14.5)	436.9
Less:
Interest, net					(23.1)
Other income (expense)					(3.7)
Income taxes					(129.2)
Equity earnings of affiliate					2.8
Non-controlling interest					(1.3)
Net income attributable to SCC					$282.4

Capital investment	$184.7	$6.6	$53.2	$1.3	$245.8
Property, net	$4,502.6	$388.3	$2,560.4	$94.3	$7,545.6
Total assets	$7,569.8	$890.6	$3,647.1	$(859.6)	$11,247.9

Three Months Ended March 31, 2014

(in millions)

	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$648.2	$95.9	$610.3	—	$1,354.4
Intersegment sales		24.4		$(24.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	229.5	84.4	323.1	4.9	641.9
Selling, general and administrative	8.7	3.7	11.2	0.9	24.5
Depreciation, amortization and depletion	54.7	7.8	47.2	0.8	110.5
Exploration	0.9	5.0	1.9	6.8	14.6
Operating income	$354.4	$19.4	$226.9	$(37.8)	562.9
Less:
Interest, net					(36.0)
Other income (expense)					(4.2)
Income taxes					(204.1)
Equity earnings of affiliate					6.0
Non-controlling interest					(1.2)
Net income attributable to SCC					$323.4

Capital investment	$267.7	$9.0	$57.8	$2.4	$336.9
Property, net	$3,764.7	$380.8	$2,454.2	$85.8	$6,685.5
Total assets	$6,314.9	$863.0	$3,428.5	$658.3	$11,264.7

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the three-month period ended March 31, 2015 and 2014 is as follows (in millions):

	2015	2014
Southern Copper common shares
Balance as of January 1,	$1,693.5	$1,011.0
Purchase of shares	370.1	52.5
Balance as of March 31,	2,063.6	1,063.5

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	207.2	205.6
Other activity, including dividend, interest and currency translation effect	(2.9)	6.3
Balance as of March 31,	204.3	211.9

Treasury stock balance as of March 31,	$2,267.9	$1,275.4

Southern Copper Common Shares:

At March 31, 2015 and 2014, there were in treasury 85,058,843 and 51,152,615 SCC’s common shares, respectively.

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

				Total Number of	Maximum Number
			Average	Shares	of Shares that May
		Total Number	Price	Purchased as	Yet Be Purchased
Period		of Shares	Paid per	Part of Publicly	Under the Plan	Total Cost
From	To	Purchased	Share	Announced Plan	@ $29.18 (*)	($ in millions)
2008	2012	46,914,486	$18.72	46,914,486		$878.1
2013		10,245,000	27.47	57,159,486		281.4
2014		22,711,428	30.06	79,870,914		682.8
2015
01/01/15	01/31/15	5,927,154	27.12	85,798,068		160.7
02/01/15	02/28/15	2,590,076	29.45	88,388,144		76.3
03/01/15	03/31/15	4,563,649	29.16	92,951,793		133.1
Total first quarter		13,080,879	29.29			370.1
					26,992,079
Total purchased		92,951,793	$23.80			$2,212.4

(*) NYSE closing price of SCC common shares at March 31, 2015.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 86.0% as of March 31, 2015.

Parent Company common shares:

At March 31, 2015 and 2014 there were in treasury 94,325,311 and 72,814,824 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the first quarter 2015 and 2014 and the unrecognized compensation expense as of March 31, 2015 and 2014 under the Employee Stock Purchase Plan were as follows (in millions):

	2015	2014
Stock based compensation expense	$—	$0.5
Unrecognized compensation expense	$—	$1.6

The following table presents the stock award activity of the Employee Stock Purchase Plan for the three months ended March 31, 2015 and 2014:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2015	4,298,612	$1.16
Granted	—	—
Exercised	—	—
Forfeited	(3,660,945)	$1.16
Outstanding shares at March 31, 2015	637,667	$1.16

Outstanding shares at January 1, 2014	4,449,599	$1.16
Granted	—	—
Exercised	(40,632)	$1.16
Forfeited	—	—
Outstanding shares at March 31, 2014	4,408,967	$1.16

2010 Plan: During 2010, the Company offered to eligible employees a stock purchase plan through a trust that acquires series B shares of Grupo Mexico stock for sale to its employees, employees of subsidiaries, and certain affiliated companies. The purchase price was established at 26.51 Mexican pesos (approximately $2.05) for the initial subscription. The terms of this Stock Purchase Plan are similar to the terms of the prior Employee Stock Purchase Plan.

The stock based compensation expense for the first quarter 2015 and 2014 and the unrecognized compensation expense under this plan were as follows (in millions):

	2015	2014
Stock based compensation expense	$0.1	$0.1
Unrecognized compensation expense	$2.0	$2.5

The unrecognized compensation expense under this plan is expected to be recognized over the remaining three year and nine month period.

The following table presents the stock award activity of this plan for the three months ended March 31, 2015 and 2014:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2015	2,287,891	$2.05
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding shares at March 31, 2015	2,287,891	$2.05

Outstanding shares at January 1, 2014	3,012,464	$2.05
Granted	—	—
Exercised	(249,446)	$2.05
Forfeited	—	—
Outstanding shares at March 31, 2014	2,763,018	$2.05

2015 Plan: In January 2015, the Company offered to eligible employees a new stock purchase plan (the “New Employee Stock Purchase Plan”) through a trust that acquires series B of shares of Grupo Mexico stock for sale to its employees, and employees of subsidiaries, and certain affiliated companies.

The purchase price was established at 38.44 Mexican pesos (approximately $2.63) for the initial subscription, which expires on January 2023. Every two years employees will be able to acquire title to 50% of the shares paid in the previous two years. The employees will pay for shares purchased through monthly payroll deductions over the eight year period of the plan. At the end of the eight year period, the Company will grant the participant a bonus of 1 share for every 10 shares purchased by the employee. Any future subscription will be at the average market price at the date of acquisition or the grant date.

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

% Deducted
If the resignation occurs during:
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

% Deducted
If the termination occurs during:
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

For the three months ended March 31, 2015, there was no stock based compensation under this plan.

NOTE 12 — NON-CONTROLLING INTEREST

The following table presents the non-controlling interest activity for the three months ended March 31, 2015 and 2014:

	2015	2014
Balance as of January 1,	$32.1	$28.2
Net earnings	1.3	1.2
Dividend paid	(0.2)	(0.3)
Other	—	(0.1)
Balance as of March 31,	$33.2	$29.0

NOTE 13 — FINANCIAL INSTRUMENTS:

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014 (in millions):

	At March 31, 2015		At December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt	$4,206.3	$4,411.4	$4,206.0	$4,369.6

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds and the 6.375% senior unsecured notes due date July 2015 which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of March 31, 2015 and December 31, 2014 (in millions):

Fair Value at Measurement Date Using:

Description	Fair Value as of March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$79.1	$79.1	—	$—
- Available-for-sale debt securities:
Corporate bonds	0.3	—	$0.3	—
Asset backed securities	—	—	—	—
Mortgage backed securities	4.4	—	4.4	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	167.4	167.4	—	—
Molybdenum	85.1	85.1	—	—
Total	$336.3	$331.6	$4.7	$—

Fair Value at Measurement Date Using:

Description	Fair Value as of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$333.7	$333.7	—	$—
- Available-for-sale debt securities:
Corporate bonds	0.3	—	$0.3	—
Asset backed securities	—	—	—	—
Mortgage backed securities	4.6	—	4.6	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	202.2	202.2	—	—
Molybdenum	105.5	105.5	—	—
Total	$646.3	$641.4	$4.9	$—

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

NOTE 14 — SUBSEQUENT EVENTS:

Financing:

On April 20, 2015, the Company issued $2.0 billion of fixed-rate senior unsecured notes. This debt was issued in two tranches, $500 million due 2025 at an annual interest rate of 3.875% and $1.5 billion due 2045 at an annual interest rate of 5.875%. These notes will be general unsecured obligations of the Company and will rank equally with all of its existing and future unsecured and unsubordinated debt. Net proceeds will be used for general corporate purposes, including the financing of the Company´s capital expenditure program.

Dividends:

On April 23, 2015, the Board of Directors authorized a dividend of $0.10 per share payable on May 27, 2015 to shareholders of record at the close of business on May 13, 2015.

Part I

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of Southern Copper Corporation and its subsidiaries (collectively, “SCC”, “the Company”, “our”, and “we”). This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2014.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, some of the following:

•                  Changes in copper, molybdenum, silver and zinc prices: In the first quarter of 2015, the average LME copper price was $2.64 per pound and the average COMEX copper price was $2.66 per pound, about 17.2% and 17.9% lower than in the first quarter of 2014, respectively. During the first quarter of 2015 per pound LME spot copper prices ranged from $2.45 to $2.86. Average molybdenum and silver prices in the first quarter of 2015 decreased 15.3% and 18.4%, respectively, while average zinc prices increased 2.2% when compared to the average prices in the first quarter of 2014.

•                  Sales structure: In the first quarter of 2015, approximately 77.0% of our revenue came from the sale of copper, 7.0% from molybdenum, 4.0% from silver, 5.0% from zinc and 7.0% from various other products, including gold, sulfuric acid and other materials.

•                  Copper: Regarding the copper market, we believe short term copper demand is consistently improving. For this year, we expect that the U.S. and Western Europe will pull worldwide copper demand. In the case of Europe, higher demand will come from export oriented industries favored by the weak Euro. For China, we expect total copper consumption growth to be at about 4%, driven by the automotive industry and plans to expand electric grid investments. However, these positive developments will be limited by the Chinese housing markets slowdown.

On the supply side as we have expressed in the past, we believe that several structural factors will continue to affect supply from new projects and existing operations, as well as scrap production.

We note a significant reduction in the expected surplus for the market in 2015. A year ago, the expectation for 2015 was a surplus in the range of 500,000 to 700,000 tons. Currently, we believe this surplus has decreased to a market in slight deficit or with a small surplus of about 200,000 tons, a minor amount when considering refined copper demand is expected to be over 22 million tons for the year.

Due to the noted factors, as well as delays in project startups, technical problems, labor unrest, excess taxation and other difficulties we believe the market will trend to a deficit, putting pressure on prices as we move through 2015.

We want to emphasize that prices at current levels are not sufficient to promote the necessary future supply growth, thereby improving the strong long term fundamentals of our industry.

•                  Molybdenum: Our most significant by-product, represented 7.1% of our sales in the first quarter of 2015. In this quarter we saw a price deterioration for molybdenum consistent with our outlook of a 10% worldwide supply growth in 2015 coming from our Buenavista operation as well as Sierra Gorda, Toromocho and Caserones, among other projects.

Demand for molybdenum will be affected in 2015 by lower demand for special alloys coming from the oil drilling industry. This will add to the noted difficulties. Even though the current scenario for molybdenum prices is not positive, it is important to note that about 50% of this metal supply comes from primary or dedicated molybdenum mines, which have a cash cost  in the range of $9 to $12 dollars per pound. This creates a natural barrier for the molybdenum market to adjust production volume and thereby protect low cost secondary molybdenum producers such as SCC.

•                  Silver: Represented 4.4% of our sales in the first quarter of 2015 and it is currently our third most significant by-product. We believe that silver prices will have support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty.

•                  Zinc: Represented 4.6% of our sales in the first quarter of 2015 and currently is our second most significant by-product. We also believe that zinc has very good long term fundamentals due to its significant industrial consumption and expected mine production shutdowns. In the last 12 months, zinc inventories have consistently decreased, improving these market’s fundamentals. We are expecting an increasing price scenario for zinc in the next few years.

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

We expect to produce 21,500 tons of molybdenum in 2015, 7% lower than our 2014 production, this variance will be a result of lower ore grades and recoveries at our operations.

In 2015, we also expect to produce 12.7 million ounces of silver and produce 86,200 tons of zinc, an increase of almost 20,000 tons of zinc compared to 2014.

•            Cost: Our operating costs and expenses for the first quarter 2015 and 2014 were as follows:

			Variance
	2015	2014	Value	%
Operating costs and expenses ($ in millions)	$837.9	$791.5	$46.4	5.9%

The increase was mainly due to higher cost of sales at our Mexican operations due principally to the increased volume of copper sales; higher depreciation, amortization and depletion at our Peruvian operations; and $5.9 million for an environmental remediation provision at Buenavista.

•          Capital Investments: In the first quarter 2015, we spent $245.8 million on capital investments, 27.0% lower than in the first quarter 2014, and represented 87.0% of net income. We continue with the development of our investment program to increase copper production capacity by approximately 89% from our 2013 production level of 617,000 tons to 1,165,000 tons by 2018.

•            Financing:  On April 20, 2015, we issued $2.0 billion in fixed-rate senior unsecured notes. The notes were issued in two tranches, $500 million due in 2025 at an annual interest rate of 3.875% and $1.5 billion due in 2045 at an annual interest rate of 5.875%. Proceeds will be used for our investment program. In addition, our Company debt profile (approximately 23 years) is the longest of the world mining industry. We believe the terms of this financing reflect the market recognition of our financial strength and stability as well as our leadership position as one of the industry´s best low cost copper producers, our geographical diversity, vertical integration and strong ore reserve position.

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

Earnings: The table below highlights key financial and operational data of our Company for the three months ended March 31, 2015 and 2014 (in millions, except per share amounts):

	2015	2014	Variance
Net sales	$1,274.8	$1,354.4	$(79.6)
Operating income	$436.9	$562.9	$(126.0)
Net income attributable to SCC	$282.4	$323.4	$(41.0)
Earnings per share	$0.35	$0.39	$(0.04)
Dividends per share	$0.10	$0.12	$(0.02)
Pounds of copper sold	371.8	330.1	41.7

Net sales and net income in the first quarter 2015 were lower than the first quarter of 2014 by $79.6 million and $41.0 million, respectively. These decreases were mainly the result of lower metal prices, partially offset by higher sales volume of copper (+12.6%) and our main by-products.

Production: The table below highlights mine production data for our Company for the three months ended March 31, 2015 and 2014:

			Variance
	2015	2014	Volume	%
Copper (in million pounds)	391.6	359.7	31.9	8.9%
Molybdenum (in million pounds)	12.9	12.3	0.6	5.3%
Silver (in million ounces)	3.2	3.4	(0.2)	(6.5)%
Zinc (in million pounds)	33.5	45.9	(12.4)	(27.0)%

The table below highlights copper production data at each of our mines for the three months ended March 31, 2015 and 2014:

			Variance
	2015	2014	Volume	%
COPPER (in million pounds)
Mined
Toquepala	81.8	75.0	6.8	9.0%
Cuajone	92.6	99.4	(6.8)	(6.9)%
La Caridad	71.2	68.8	2.4	3.5%
Buenavista	143.2	113.5	29.7	26.2%
IMMSA	2.8	3.0	(0.2)	(6.4)%
Total	391.6	359.7	31.9	8.9%

Copper mined production in the first quarter of 2015 increased 8.9% to 391.6 million pounds compared to 359.7 million pounds in the first quarter of 2014. This increase was due to:

•                  Higher production at the Buenavista mine due to higher throughput at the concentrator and better ore grades and recoveries.

•                  Higher production at the Toquepala mine due to higher ore grades.

•                  Higher production at the La Caridad mine due to higher throughput and ore grades, partially offset by

•                  Lower production at the Cuajone mine due to lower ore grades and recoveries.

Molybdenum production increased 5.3% in the first quarter of 2015 to 12.9 million pounds, compared to 12.3 million pounds in the first quarter of 2014. Molybdenum production increased in our Peruvian mines principally due to better grades. This was partially offset by lower production in our Mexican mines especially at our Buenavista mine due to the incident at the Sonora river.

Silver mine production decreased by 6.5% in the first quarter of 2015 as result of lower production at our Cuajone mine, Buenavista mine and at IMMSA mines; this was partially offset by higher production at our Toquepala mine and Caridad mine.

Zinc production decreased 27% in the first quarter of 2015, as a result of lower production at our Charcas and Santa Eulalia mines. In Charcas a technical problem with a transformer reduced production temporarily while in Santa Eulalia a flooding problem has disrupted operations through June 2015.

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

Our operating cash cost per pound of copper produced, with and without by-product revenues, is presented in the table below for the three months ended March 31, 2015 and 2014.

Operating cash cost per pound of copper produced (1)

 (In millions, except cost per pound and percentages)

			Variance
	2015	2014	Value	%
Total operating cash cost without by-product revenues	$633.0	$641.6	$(8.6)	(1.3)%
Total by-products revenues	(259.0)	(294.3)	35.3	(12.0)%
Total operating cash cost with by-products revenues	374.0	347.3	26.7	7.7%
Total pounds of copper produced	381.3	349.8	31.5	9.0%
Operating cash cost per pound without by-product revenues	$1.66	$1.83	$(0.17)	(9.5)%
Operating cash cost per pound with by-products revenues	$0.98	$0.99	$(0.01)	(1.2)%

(1)         These are non-GAAP measures. Please see page 41 for reconciliation to GAAP measure.

As seen in the table above, our cash cost without by-product revenues in the first quarter of 2015 was $0.17 lower than in the same period of 2014. This 9.5% improvement in operating cash cost was the result of increased productivity, operating efficiencies and savings due to lower fuel costs and exchange rate depreciation. All of these compensated for inflationary pressures in some of our main inputs.

In addition, our per pound cash cost for the three months ended March 31, 2015 when calculated with by-product revenues was $0.98 per pound compared with $0.99 per pound in the same period of 2014. The savings in our operating costs, noted above, were largely eliminated due to the lower prices for our major by-products.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining nine months of 2015, assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Zinc	Molybdenum	Silver
Change in metal prices (per pound except silver — per ounce)	$0.10	$0.10	$1.00	$1.00
Change in net earnings (in millions)	$76.6	$9.6	$21.5	$5.6

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

Segment information is included in our review of “Results of Operations” in this item and also in Note 10 “Segment and Related Information” of our condensed consolidated financial statements.

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

Capital Investment Programs: We made capital investments of $245.8 million for the three months ended March 31, 2015, compared with $336.9 million in the same period of 2014. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, including funding received in April 2015. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Projects in Mexico:

Buenavista Projects: We continue developing our $3.4 billion investment program at this unit which is expected to increase its copper production capacity by approximately 175%, and molybdenum production by 42%. Notwithstanding that these expansions will not require additional water permits, there have been illegal closures to our water wells by a group of around 80 people linked to the previous miner’s union which has forced us to use other authorized water sources causing some minor discomforts among the local communities.

The new copper-molybdenum concentrator has an annual production capacity of 188,000 tons of copper and 2,600 tons of molybdenum. The project will additionally produce 2.3 million ounces of silver and 21,000 ounces of gold per year. The total capital budget of the project is $1,383.6 million and through March 31, 2015, the project has a 96% progress with an investment of $1,030.3 million. The project is expected to be completed in the third quarter of 2015. All major equipment is on site and has been installed.

Regarding the mine equipment acquisition for the Buenavista expansion, through March 31, 2015 we have invested $510.9 million and have received sixty-one 400-ton capacity trucks, seven shovels and eight drills required for the mine expansion. All of this equipment is currently in operation.

The performance testing for the SX-EW III plant was successfully completed. The plant has reached its estimated annual production capacity of 120,000 tons of copper cathodes. As of March 31, 2015, we have invested $519.1 million in this project, including infrastructure, out of the approved capital budget of $524.5 million.

The crushing, conveying and spreading system for leachable ore project (Quebalix IV) will increase production by improving SX-EW copper recovery, reducing processing time, and mining and hauling costs. It has a crushing and conveying capacity of 80 million tons per year and is expected to be completed in the first half of 2016. The project has a 67% progress with an investment of $129.2 million out of the approved capital budget of $340 million.

The remaining projects to complete the $3.4 billion budgeted program include investments in infrastructure, including power lines and substations, water supply, tailings dam, mine equipment shops, internal roads and others; with a global progress of 60% at March 31, 2015.

Angangueo: With an estimated investment of $174.7 million, Angangueo includes a concentrator plant which will have an estimated average annual metal content production of 10,400 tons of copper and 7,000 tons of zinc in the first seven years. Over the life of the mine, average annual concentrate production is expected to contain 2.4 million ounces of silver and 1,500 ounces of gold. Through March 31, 2015, we have spent $27.3 million on the project. The project is on hold waiting for the environmental permits.

Projects in Peru:

Toquepala Projects: Through March 31, 2015, we have invested a total of $348.6 million in Toquepala projects. These projects include the construction of a new crusher and conveyor belt system to replace current mine rail haulage, which we expect will reduce annual operating cost.

Toquepala expansion project. On April 14, 2015 the construction permit for the Toquepala expansion project was approved allowing us to continue the development of this major project. Once in operation, the Toquepala concentrator expansion will increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum at an estimated capital cost of approximately $1.2 billion. It is estimated that the project will generate 2,200 jobs during the construction phase and 300 additional jobs once finished, which will add to current 1,500 permanent employees at Toquepala.

The project to improve the crushing process with HPGR is for the installation of a High Pressure Grinding Roll (HPGR) system, which will act as a quaternary crusher. The process can receive all or part of the ore coming from the tertiary crusher. The main objective is to ensure that the concentrator will operate at its maximum capacity of 60,000 tons per day even with an increase in the hardness index of the ore material. Additionally, recoveries will be improved with a better crushing of the ore. The budget approved for this project is $40 million and will be completed in the first quarter of 2017. We are reviewing the latest proposal to initiate the engineering and procurement after which we will commence construction.

Cuajone Projects: Through March 31, 2015, we have invested $40.9 million of a budget of $45 million on the HPGR project, which will produce a more finely crushed material. The engineering and the purchase of equipment have been completed and the project has reached 99% completion. The project is expected to generate cost savings, improve copper recovery and reduce power consumption in the crushing process. The implementation of the HPGR project and the variable cut-off ore grade project, implemented in 2013, is producing and estimated 23,500 tons of copper annually.

The project to improve slope stability at the south area of the Cuajone mine, will remove approximately 148 million tons of waste material, in order to improve mine design without reducing current production level. The mine equipment acquired includes one shovel, five 400-ton capacity trucks, one drill and auxiliary equipment all of which will be reallocated to our mine operations once the project is finished. Besides preparing the mine for the future, this investment will avoid a reduction in average ore grade. As of March 31, 2015, 21 million tons of waste material have been removed and activities will continue for four additional years. At March 31, 2015, we have invested $67.7 million in this project.

The In-Pit Crushing and Conveyor (IPCC) Project consists of installing a primary crusher at the mine pit with a conveyor system for moving the ore to the concentrator. The purpose of this project is to optimize the hauling process by replacing rail haulage, thereby reducing operating and maintenance costs. The crusher will have a processing capacity of 43.8 million tons per year. We have started the detailed engineering and are completing the basic engineering. We have acquired the main components including the crusher and the overland belt and we have started their installation. As of March 31, 2015, we have invested $45.9 million in this project out of the approved capital budget of $165.5 million.

The project to replace tailing thickeners will replace two of the three existing thickeners with a new hi-rate thickener. The purpose is to streamline the concentrator flotation process and improve water recovery efficiency, increasing the tailings solids content from 54% to 61%, thereby reducing fresh water consumption by replacing it with recovered water. The budget approved for this project is $30 million and will be completed in the third quarter of 2016. We are in the bidding process that will allow us to pursue an engineering and procurement contract.

Tia Maria project: On August 1, 2014 we received the final approval of Tia Maria´s EIA. The project has experienced a delay pending the resolution of certain differences with community groups. The Peruvian government has been promoting the creation of a development dialogue roundtable for the resolution of these differences, which have initiated activities in April 2015. We believe that this mechanism will help expedite the pending construction permits for the project.

Tia Maria, when completed, will represent an investment of approximately $1.4 billion, to produce 120,000 tons of copper cathodes per year using state of the art technology with the highest international environmental standards. The project is currently expected to generate 3,500 jobs during the construction phase. When in operation, Tia Maria will directly employ 600 workers and indirectly another 2,000. Through its expected twenty-year life, the project´s related services will create significant business opportunities in the Arequipa region.

In addition, we intend to implement social responsibility programs in the Arequipa region similar to those established in the communities near our other Peruvian operations.

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We are preparing bidding documents for the second stage that includes engineering and procurement to improve and increase the dam’s embankment. The project has a total budgeted cost of $66.0 million with $52.7 million invested through March 31, 2015.

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

El Arco: El Arco is a world class copper deposit in the central part of the Baja California peninsula, with ore reserves over 1.5 billion tons with an ore grade of 0.416% and 0.14 grams of gold per ton. In 2010, we concluded the feasibility study and an investment of $56.4 million was approved for land acquisition required for the project. This project, when developed, is expected to produce 190,000 tons of copper and 105,000 ounces of gold annually. Through March 31, 2015 we have invested $41.3 million on studies, exploration and land acquisition for the project. In 2015, we expect to continue investing in land acquisition and exploration. In addition, we will begin an engineering study to determine the best way to optimize the investment in the project.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three months ended March 31, 2015 and 2014 (in millions):

	2015	2014	Variance
Net sales	$1,274.8	$1,354.4	$(79.6)
Operating costs and expenses	(837.9)	(791.5)	(46.4)
Operating income	436.9	562.9	(126.0)
Non-operating income (expense)	(26.8)	(40.2)	13.4
Income before income taxes	410.1	522.7	(112.6)
Income taxes	(129.2)	(204.1)	74.9
Equity earnings of affiliate	2.8	6.0	(3.2)
Net income attributable to non-controlling interest	(1.3)	(1.2)	(0.1)
Net income attributable to SCC	$282.4	$323.4	$(41.0)

NET SALES

Net sales for the first quarter 2015 were $1,274.8 million, compared to $1,354.4 million in the first quarter 2014, a decrease of $79.6 million. This 5.9% decrease was principally the result of lower metal prices as shown below partially offset by higher sales volume of copper and our main by-products.

The table below outlines the average published market metals prices for our metals for the three months ended March 31, 2015 and 2014:

	2015	2014	% Change
Copper price ($ per pound — LME)	$2.64	$3.19	(17.2)%
Copper price ($ per pound — COMEX)	$2.66	$3.24	(17.9)%
Molybdenum price ($ per pound) (1)	$8.41	$9.93	(15.3)%
Zinc price ($ per pound — LME)	$0.94	$0.92	2.2%
Silver price ($ per ounce —COMEX)	$16.70	$20.46	(18.4)%

(1)               Platt’s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three months ended March 31, 2015 and 2014:

Sales as a percentage of total net sales	2015	2014
Copper	77.0%	77.7%
Molybdenum	7.1%	8.7%
Silver	4.4%	4.7%
Zinc	4.6%	3.9%
Other by-products	6.9%	5.0%
Total	100.0%	100.0%

The table below provides our copper sales by type of product for the three months ended March 31, 2015 and 2014:

Copper Sales (million pounds)	2015	2014	Variance
Refined	213.0	182.4	30.6
SX-EW	77.4	45.6	31.8
Rod	76.6	68.8	7.8
Concentrates and other	4.8	33.3	(28.5)
Total	371.8	330.1	41.7

OPERATING COSTS AND EXPENSES

The table below summarized the production cost structure by major components as a percentage of total production cost:

	Three months ended March 31,
	2015	2014
Power	17.8%	20.0%
Fuel	14.3%	14.3%
Labor	14.7%	16.7%
Operating material	17.7%	14.4%
Maintenance	19.3%	18.7%
Other	16.2%	15.9%
Total	100.0%	100.0%

Operating costs and expenses were $837.9 million in the first quarter of 2015 compared to $791.5 million in the first quarter of 2014. The increase of $46.4 million was primarily due to:

Operating cost and expenses for the first quarter 2014		$791.5
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, higher cost of metals purchased from third parties, partially offset by lower production cost, lower workers’ participation and lower currency translation effect.	37.9
•	Higher depreciation amortization and depletion due to the acquisition of equipment and other assets.	6.5
•	Higher selling, general and administrative.	0.4
•	Higher environmental remediation expense at Buenavista.	5.9
Less:
•	Lower exploration expense at our Mexican operations, and in Argentina, Ecuador and Chile.	(4.3)
	Operating cost and expenses for the first quarter 2015	$837.9

NON-OPERATING INCOME (EXPENSES)

Non-operating income and expense were a net expense of $26.8 million in the first quarter of 2015 compared to a net expense of $40.2 million in the first quarter of 2014. The lower expense of $13.4 million was primarily due to:

•                  $14.2 million of higher capitalized interest due to higher capital investments related to our Mexican investment programs.

•                  $0.4 million of lower interest expense.

•                  $0.4 million of lower other miscellaneous expenses, net; partially offset by,

•                  $(1.7) million of lower interest income due to lower interest rates and lower average investment amounts.

INCOME TAXES

	Three months ended March 31,
	2015	2014
Provision for income taxes (in millions)	$129.2	$204.1
Effective income tax rate	31.5%	39.1%

These provisions include income taxes for Peru, Mexico and the United States. The decrease in the effective tax rate for the first quarter of 2015 from the same period in the prior year is primarily due to a decrease in earnings, causing a reduction in the Peruvian special mining tax and the Mexican royalty tax, thereby reducing the first quarter effective rate by approximately 2.6%. Additionally, a reduction of forecasted dividends from Minera Mexico reduced the first quarter 2015 effective rate by 1.3%. For further information, please see Note 4 “Income taxes”

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three months ended March 31, 2015 and 2014:

			Variance
Copper Sales (million pounds)	2015	2014	Value	%
Peruvian operations	167.6	167.1	0.5	0.3%
Mexican open-pit	204.2	163.0	41.2	25.3%
Mexican IMMSA unit	4.0	4.1	(0.1)	(2.5)%
Other and intersegment elimination	(4.0)	(4.1)	0.1	2.5%
Total	371.8	330.1	41.7	12.6%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three months ended March 31, 2015 and 2014:

By-products Sales (in million pounds except silver —			Variance
in million ounces)	2015	2014	Value	%
Peruvian operations
Molybdenum contained in concentrates	6.9	4.8	2.1	44.0%
Silver	0.7	0.7	—	—

Mexican open-pit
Molybdenum contained in concentrates	6.0	7.4	(1.4)	(18.9)%
Silver	2.0	1.6	0.4	25.0%

Mexican IMMSA unit
Zinc — refined and in concentrate	58.9	53.7	5.2	9.6%
Silver	1.1	1.4	(0.3)	(20.1)%

Other and intersegment elimination
Silver	(0.5)	(0.5)	—	—

Total by-product sales
Molybdenum contained in concentrates	12.9	12.2	0.7	5.9%
Zinc — refined and in concentrate	58.9	53.7	5.2	9.6%
Silver	3.3	3.2	0.1	4.0%

Sales value per segment (in millions):

	Three Months Ended March 31, 2015
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$538.9	$8.9	$442.2	$(8.9)	$981.1
Molybdenum	43.1	—	47.2	—	90.3
Zinc	—	58.6	—	—	58.6
Silver	32.7	18.8	11.4	(7.0)	55.9
Other	49.5	22.9	19.5	(3.0)	88.9
Total	$664.2	$109.2	$520.3	$(18.9)	$1,274.8

	Three Months Ended March 31, 2014
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$518.2	$11.8	$534.4	$(11.8)	$1,052.6
Molybdenum	72.8	—	45.2	—	118.0
Zinc	—	52.9		—	52.9
Silver	31.0	26.8	14.2	(8.9)	63.1
Other	26.2	28.8	16.5	(3.7)	67.8
Total	$648.2	$120.3	$610.3	$(24.4)	$1,354.4

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended March 31,
	2015	2014
United States	$200.2	$276.8
Mexico	474.4	338.9
Europe	148.2	186.4
Asia	226.7	260.5
Brazil	83.5	99.8
Chile	36.1	92.4
Peru	84.4	71.1
Other countries	21.3	28.5
Total	$1,274.8	$1,354.4

Peruvian Operations:

	First Quarter		Variance
(in millions)	2015	2014	Value	%
Net sales	$520.3	$610.3	$(90.0)	(14.7)%
Operating costs and expenses	(369.0)	(383.4)	$14.4	3.8%
Operating income	$151.3	$226.9	$(75.6)	(33.3)%

Net Sales: Net sales in the first quarter of 2015 were $520.3 million compared to $610.3 million in the first quarter of 2014. The decrease in net sales was mainly due to lower sales prices partially offset by higher sales volume. The increase in sales volume in the first quarter of 2015 was mainly due to an increase in copper production at the Toquepala mine and molybdenum production at the Toquepala and Cuajone mines because of higher grades.

Operating costs and expenses: Operating costs and expenses in the first quarter of 2015 decreased by $14.4 million to $369.0 million from $383.4 million in the first quarter of 2014, primarily due to:

Operating cost and expenses for the first quarter 2014	$383.4
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower production costs, lower mining royalties, lower currency translation effect and workers’ participation.	(20.1)
• Lower selling, general and administrative expenses.	(0.9)
Plus:
• Higher depreciation, amortization and depletion due to the acquisition of mine equipment and other assets.	5.8
• Higher exploration expenses.	0.8
Operating cost and expenses for the first quarter 2015	$369.0

Mexican Open-pit Operations:

	First Quarter		Variance
(in millions)	2015	2014	Value	%
Net sales	$664.2	$648.2	$16.0	2.5%
Operating costs and expenses	(369.4)	(293.8)	(75.6)	(25.7)%
Operating income	$294.8	$354.4	$(59.6)	(16.8)%

Net Sales: Net sales in the first quarter of 2015 were $664.2 million compared to $648.2 million in the first quarter of 2014. The increase of $16.0 million was principally due to higher copper and silver sales volume, partially offset by lower metal prices and lower molybdenum sales volumes.

Operating costs and expenses: Operating costs and expenses in the first quarter of 2015 increased by $75.6 million to $369.4 million from $293.8 million in the same 2014 period, primarily due to:

Operating cost and expenses for the first quarter 2014	$293.8
Plus
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher sales volume, higher production cost, higher mining royalties, higher currency translation effect and inventory consumption, partially offset by lower metals purchased from third parties, lower workers’ participation, lower sales expenses and others.	69.7
• Higher selling, administrative and general expenses.	0.7
• Higher environmental remediation expense at Buenavista.	5.9
Less:
• Lower depreciation, amortization and depletion.	(0.6)
• Lower exploration expenses.	(0.1)
Operating cost and expenses for the first quarter 2015	$369.4

Mexican Underground Operations (IMMSA):

	First Quarter		Variance
(in millions)	2015	2014	Value	%
Net sales	$109.2	$120.3	$(11.1)	(9.2)%
Operating costs and expenses	(103.9)	(100.9)	(3.0)	(3.0)%
Operating income	$5.3	$19.4	$(14.1)	(72.7)%

Net Sales: Net sales in the first quarter of 2015 were $109.2 million compared to $120.3 million in the first quarter of 2014. This decrease of $11.1 million was primarily due to the lower copper and silver prices partially offset by higher zinc prices and sales volume.

Operating costs and expenses: Operating costs and expenses in the first quarter of 2015, increased by $3.0 million to $103.9 million from $100.9 million in the first quarter of 2014. This increase was primarily due to:

Operating cost and expenses for the first quarter 2014	$100.9
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher metals purchased from third parties, higher sales expenses, higher inventory consumption and others; partially offset by lower production costs, lower currency translation effect and workers’ participation.	5.5
• Higher selling, general and administrative expenses.	0.3
Less:
• Lower depreciation, amortization and depletion.	(0.1)
• Lower exploration expenses.	(2.7)
Operating cost and expenses for the first quarter 2015	$103.9

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

LIQUIDITY

The following table shows the cash flow for the first quarter 2015 and 2014 (in millions):

	2015	2014	Variance
Net cash provided by operating activities	$221.5	$348.2	$(126.7)
Net cash provided by (used in) investing activities	$8.9	$(401.4)	$410.3
Net cash used in financing activities	$(400.8)	$(152.8)	$(248.0)

Net cash provided by operating activities:

Significant items were added to (deducted from) net income, to arrive at operating cash flow including depreciation, amortization and depletion, deferred income taxes and other adjustments, as follows (in millions):

	2015	2014	Variance
Net income	$283.7	$324.6	$(40.9)
Depreciation, amortization and depletion	117.0	110.5	6.5
Provision (benefit) for deferred income taxes	(24.7)	(84.3)	59.6
Other adjustments to net income	(11.2)	(9.2)	(2.0)
Change in operating assets and liabilities	(143.3)	6.6	(149.9)
Net cash provided by operating activities	$221.5	$348.2	$(126.7)

First quarter 2015: In the first quarter 2015, net income was $283.7 million, approximately 128.1% of the net operating cash flow. An increase in operating assets and liabilities reduced operating cash flow by $143.3 million and included:

•                  $39.1 million decrease in accounts receivable.

•                  ($54.7) million increase in inventory, mainly due to $48.2 million of higher long-term leachable material inventory, mainly at our Buenavista mine.

•                  ($180.5) million decrease in accounts payable and accrued liabilities, and was mainly due $50.4 million of lower income tax provision, $78.8 million of lower accounts payable mainly at our Mexican operations which includes lower capital investment, $36.0 million of lower deferred workers’ participation, and $15.3 million less of other liabilities.

First quarter 2014: In the first quarter 2014, net income was $324.6 million, approximately 93.2% of the net operating cash flow. A decrease in operating assets and liabilities increased operating cash flow by $6.6 million and included:

•                  ($10.0) million increase in accounts receivable.

•                  ($102.0) million increase in inventory, mainly due to $56.0 million of higher short-term inventory and $46.0 of higher long-term leachable material inventory, mainly at our Buenavista mine.

•                  An increase in accounts payable and accrued liabilities, mainly due to higher income tax and interest provision and higher others liabilities.

Net cash used for investing activities:

First quarter 2015: Net cash used for investing activities in the first quarter of 2015 included $245.8 million for capital investments. The capital investments included:

•                  $192.6 million of investments at our Mexican operations:

•                  $53.4 million for the new Buenavista concentrator

•                  $  3.7 million for the SX-EW III project,

•                  $18.4 million for new projects infrastructure,

•                  $23.9 million for the new tailing disposal deposit at the Buenavista mine

•                  $10.3 million for the Quebalix IV project,

•                  $ 6.6 million at our IMMSA unit, and

•                  $76.3 million for various other replacement expenditures.

•                  $53.2 million of investments at our Peruvian operations:

•                  $  2.6 million for the Toquepala projects,

•                  $12.8 million for the In-Pit Crushing and Conveyor (IPCC) Project for mineral in Cuajone

•                  $  0.3 million for the Cuajone projects, and

•                  $37.5 million for various other replacement expenditures.

The first quarter 2015 investment activities include $254.8 million of net proceeds from short-term investments.

First quarter 2014: Net cash used for investing activities in the first quarter of 2014 included $336.9 million for capital investments. The capital investments included:

•                  $279.1 million of investments at our Mexican operations:

•                  $ 14.2 million for the Buenavista mine equipment

•                  $108.9 million for the new Buenavista concentrator

•                  $ 33.6 million for the SX-EW III project,

•                  $ 11.8 million for new projects infrastructure,

•                  $ 7.3 million for the Quebalix IV project,

•                  $ 9.0 million at our IMMSA unit, and

•                  $ 94.3 million for various other replacement expenditures.

•                  $57.8 million of investments at our Peruvian operations:

•                  $ 6.6 million for the Toquepala projects,

•                  $ 0.5 million for the Cuajone projects, and

•                  $50.7 million for various other replacement expenditures.

The first quarter 2014 investment activities include $64.7 million for the purchase of short-term investments.

Net cash used for financing activities:

Net cash used for financing activities in the first quarter of 2015 was $400.8 million, compared to $152.8 million in the first quarter of 2014. The first quarter of 2015 included a dividend distribution of $80.5 million, compared to a distribution of $100.0 million in the same period of 2014; and a repurchase of 13.1 million of our common shares at a cost of $370.1 million. The first quarter of 2015 includes a new $50 million short-term loan due June 30, 2015 obtained from a local Peruvian bank.

LIQUIDITY AND CAPITAL RESOURCES

Dividends:

On March 3, 2015, we paid a dividend of $0.10 per share totaling $80.5 million. On April 23, 2015, our Board of Directors authorized a quarterly dividend of $0.10 per share, expected to total $79.8 million, to be paid on May 27, 2015 to SCC shareholders of record at the close of business on May 13, 2015.

Capital Investment and Exploration Programs:

A discussion of our capital investment programs is an important part of understanding our liquidity and capital resources. We expect to meet the cash requirements for these capital investments from cash on hand, internally generated funds and from additional external financing if required. For information regarding our capital investment programs, please see the discussion under the caption “Capital Investment Programs” under this Item 2.

Financing:

On April 20, 2015, we issued $2.0 billion in fixed-rate senior unsecured notes.  Please see Financing in our Executive Overview section for further information.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 30) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$679.8	$1.78	$641.9	$1.83
Add:
Selling, general and administrative	24.9	0.07	24.5	0.07
Sales premiums, net of treatment and refining charges	(16.2)	(0.04)	(10.9)	(0.03)
Less:
Workers’ participation	(34.0)	(0.09)	(53.1)	(0.15)
Cost of metal purchased from third parties	(50.9)	(0.13)	(41.9)	(0.12)
Other cost of sales, net	(3.6)	(0.01)	(17.9)	(0.05)
Inventory change	33.0	0.08	99.0	0.28
Operating Cash Cost Without by-products revenues	$633.0	$1.66	$641.6	$1.83

Add:
By-product revenues (1)	(248.2)	(0.65)	(288.3)	(0.82)
Net revenue on sale of metal purchased from third parties	(10.8)	(0.03)	(6.0)	(0.02)
Total by-product revenues	(259.0)	(0.68)	(294.3)	(0.84)

Operating cash cost, with by-product revenues	$374.0	0.98	$347.3	$0.99

Total pounds of copper produced (in millions)	381.3		349.8

(1)               By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	$ million	$ per pound	$ million	$ per pound
Molybdenum	$(90.4)	$(0.24)	$(118.0)	$(0.34)
Silver	(48.8)	(0.13)	(52.2)	(0.15)
Zinc	(46.3)	(0.12)	(52.9)	(0.15)
Sulfuric Acid	(33.6)	(0.09)	(31.4)	(0.09)
Gold	(10.7)	(0.03)	(8.5)	(0.02)
Other products	(18.4)	(0.04)	(25.3)	(0.07)
Total	$(248.2)	$(0.65)	$(288.3)	$(0.82)

NEW ACCOUNTING STANDARDS

During the first quarter of 2015, the FASB issued two new accounting updates to the Codification.

ASU 2015-01: On January 9, 2015, the FASB issued ASU 2015-01 “Income Statement — Extraordinary and Unusual Items” (Subtopic 225-20). The objective is to simplify Income Statement presentation by eliminating the concept of extraordinary items. Eliminating this concept will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary. This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. Although this amendments, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted. We do not expect this guidance to have a material impact on our financial statements.

ASU 2015-02: On February 18, 2015, the FASB issued ASU 2015-02 “Consolidation” (Topic 810) which change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under this revised consolidation model. However, the new consolidation standard still has two models: one based on the notion that majority voting rights indicate control (the voting interest model) and another for assessing control through other means, such as management contracts or subordinated financial support (the variable interest model).

The amendments comprises:

•                  Modification of the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities.

•                  The elimination of the presumption that a general partner should consolidate a limited partnership.

•                  The consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships.

•                  A scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted.  We do not expect this guidance to have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining nine months of 2015, assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Zinc	Molybdenum	Silver
Change in metal prices (per pound except silver — per ounce)	$0.10	$0.10	$1.00	$1.00
Change in net earnings (in millions)	$76.6	$9.6	$21.5	$5.6

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by exchange rate variances of the nuevo sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three months ended March 31, 2015 and 2014:

	2015	2014
Peru:
Peruvian inflation rate	1.2%	1.4%

Initial exchange rate	2.989	2.796
Closing exchange rate	3.097	2.809
Appreciation/(devaluation)	(3.6)%	(0.5)%

Mexico:
Mexican inflation rate	0.5%	1.4%

Initial exchange rate	14.718	13.077
Closing exchange rate	15.154	13.084
Appreciation/(devaluation)	(3.0)%	(0.1)%

Change in monetary position:

Assuming an exchange rate variance of 10% at March 31, 2015 we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect on net earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. nuevo sol	$12.6
Devaluation of 10% in U.S. dollar vs. nuevo sol	$(15.4)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$11.5
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(14.0)

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

At March 31, 2015, we have recorded provisionally priced sales of 60.9 million pounds of copper, at an average forward price of $2.75 per pound. Also we have recorded provisionally priced sales of 10.3 million pounds of molybdenum at the March 31, 2015 market price of $8.28 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement. See Note 5 to our condensed consolidated financial statements.

Provisional sales price adjustments included in accounts receivable and net sales at March, 31, 2015 represented positive effects of $2.7 million for copper and a negative effect of $5.8 million for molybdenum.

Short-term Investment:

Short-term investments were as follows ($ in millions):

	At March 31,	At December 31,
	2015	2014
Trading securities	$79.1	$333.7
Weighted average interest rate	1.16%	0.78%

Available-for-sale	$4.7	$4.9
Weighted average interest rate	0.46%	0.44%
Total	$83.8	$338.6

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and at March 31, 2015 and December 31, 2014, included corporate bonds and asset and mortgage backed obligations. As of March 31, 2015 and December 31, 2014, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended March 31,
	2015	2014
Trading:
Interest earned	$0.3	$1.4
Unrealized gain (loss) at the end of the period	$2.8	$2.2

Available-for-sale:
Interest earned	(*)	(*)
Investment redeemed	$0.2	$—

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2015, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company’s management, including its Chief Executive Officer and the Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015.

The Company reported a material weakness in internal control over financial reporting in its Annual Report on Form 10-K for the year ended December 31, 2014, as the Company did not establish an effective design of processes and procedures to restrict access to its business planning system (“ERP”) in existence during 2014, known as Ellipse, at its Mexican operations. As such, the Company failed to ensure that access to key financial systems was limited to appropriate users in order to maintain segregation of duties. Accordingly, information generated from those systems may have been impacted.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of March 31, 2015 and the material weakness in our internal control over financial reporting described above, the Company’s management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with accounting principles generally accepted in the United States of America.

In response to the material weakness described above, the Company has developed a remediation plan, with oversight from the Audit Committee of the Board of Directors.

•                  SAP was implemented at the Company’s Mexican operations beginning February 5, 2015. As part of the remediation plan, the Company has contracted and will implement the security tools that SAP provides and which will allow the Company to assure that access control authorizations are functioning, and that transactions and data entered into the financial and related systems are properly authorized, based on the Company’s organizational structure, positions and assigned responsibilities. The Company believes that this will provide management with assurance that such access is properly restricted to the appropriate personnel for an effective functional segregation.

•                  Additionally, the Company will also implement SAP at its operations in Peru, which will improve the processes that make up the Company’s internal control over financial reporting and will, as part of its process, require testing for effectiveness.

Our remediation efforts, including the testing of these controls, will continue throughout 2015.  The Company has put in place processes and procedures, with strict management supervision and monitoring by the Audit Committee of the Board of Directors, to ensure that the remediation plan will be complete by December 31, 2015, once the controls have been operational for a sufficient period of time to allow management to conclude that the controls are operating effectively.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Except as discussed in the Evaluation of Disclosure Controls and Procedures above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of March 31, 2015, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month periods ended March 31, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southern Copper Corporation and subsidiaries as of December 31, 2014, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Miguel Angel Andrade Leven

Mexico City, Mexico

April 30, 2015

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

There have been no material changes to our risk factors during the three months ended March 31, 2015. For additional information on risk factors, refer to “Risk Factors”  included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds:

SCC share repurchase program:

In 2008, the Company’s BOD authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Pursuant to this program, the Company purchased common stock as shown in the table below. These shares are available for general corporate purposes. The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time.

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost
From	To	Purchased	Share	Announced Plan	@ $29.18 (*)	($ in millions)
2008	2012	46,914,486	$18.72	46,914,486		$878.1
2013		10,245,000	27.47	57,159,486		281.4
2014		22,711,428	30.06	79,870,914		682.8
2015
01/01/15	01/31/15	5,927,154	27.12	85,798,068		160.7
02/01/15	02/28/15	2,590,076	29.45	88,388,144		76.3
03/01/15	03/31/15	4,563,649	29.16	92,951,793		133.1
Total first quarter		13,080,879	29.29			370.1
					26,992,079
Total purchased		92,951,793	$23.80			$2,212.4

(*) NYSE closing price of SCC common shares at March 31, 2015.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 86.0% as of March 31, 2015.

Item 4. Mine Safety Disclosures:

Not applicable.

Item 6. Exhibits

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

4.15

Fifth Supplemental Indenture dated as of April 23, 2015, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 3.875% Notes due 2025 were issued.

4.16	Sixth Supplemental Indenture, dated as of April 23, 2015, between Southern Copper Corporation and Wells

Fargo Bank, National Association, as trustee, pursuant to which the 5.875% Notes due 2045 were issued.

4.17	Form of 3.875% Notes due 2025.

4.18	Form of 5.875% Notes due 2045.

10.1	Form of Directors’ Stock Award Plan of the Company (Filed as Exhibit 10.4 to the Company’s 2005 Annual Report on Form 10-K/A incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2015 and 2014; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iii) the Condensed Consolidated Balance Sheet at March 31, 2015 and December 31, 2014; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

April 30, 2015

/s/ Raul Jacob
Raul Jacob
Vice President, Finance and Chief Financial Officer

April 30, 2015

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

4.15

Fifth Supplemental Indenture dated as of April 23, 2015, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 3.875% Notes due 2025 were issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

4.16

Sixth Supplemental Indenture, dated as of April 23, 2015, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.875% Notes due 2045 were issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

4.17	Form of 3.875% Notes due 2025. (Filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

4.18	Form of 5.875% Notes due 2045. (Filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

10.1	Form of Directors’ Stock Award Plan of the Company (Filed as Exhibit 10.4 to the Company’s 2005 Annual Report on Form 10-K/A incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2015 and 2014; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iii) the Condensed Consolidated Balance Sheet at March 31, 2015 and December 31, 2014; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.