Form 10-Q
period 2015-06-30
SOUTHERN COPPER CORP/
filed 2015-07-31
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

As of July 30, 2015 there were outstanding 797,014,243 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.
Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2015 and 2014	3

	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014	4

	Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	5

	Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2015 and 2014	6

	Notes to Condensed Consolidated Financial Statements	7-29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-48

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	49-50

Item 4.	Controls and procedures	51

	Report of Independent Registered Public Accounting Firm	52

Part II. Other Information:

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	53

Item 4.	Mine Safety Disclosures	53

Item 6.	Exhibits	54-55

	Signatures	56

	List of Exhibits	57-58

Exhibit 15	Independent Accountants’ Awareness Letter

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101

Financial statements for the three and six months ended June 30, 2015 Formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

		Submitted electronically with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)

Net sales (including sales to related parties, see note 9)	$1,382,923	$1,487,412	$2,657,730	$2,841,795
Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	706,868	726,589	1,386,690	1,368,483
Selling, general and administrative	24,963	25,397	49,832	49,895
Depreciation, amortization and depletion	125,302	116,091	242,265	226,544
Exploration	12,111	22,068	22,399	36,679
Environmental remediation	10,532	—	16,460	—
Total operating costs and expenses	879,776	890,145	1,717,646	1,681,601

Operating income	503,147	597,267	940,084	1,160,194

Interest expense	(86,929)	(66,075)	(151,679)	(131,215)
Capitalized interest	33,104	29,162	71,954	53,765
Other income (expense)	(1,605)	(5,779)	(5,369)	(9,985)
Interest income	2,683	3,715	5,530	8,252
Income before income taxes	450,400	558,290	860,520	1,081,011

Income taxes (including royalty taxes see note 5):	157,042	225,769	286,235	429,931
Net income before equity earnings of affiliate	293,358	332,521	574,285	651,080
Equity earnings of affiliate, net of income tax	2,655	5,861	5,415	11,899

Net income	296,013	338,382	579,700	662,979

Less: Net income attributable to the non-controlling interest	1,299	1,129	2,556	2,337

Net income attributable to SCC	$294,714	$337,253	$577,144	$660,642

Per common share amounts attributable to SCC:
Net income - basic and diluted	$0.37	$0.40	$0.72	$0.79
Dividends paid	$0.10	$0.10	$0.20	$0.22
Weighted average common shares outstanding - basic and diluted	798,168	833,353	801,773	833,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015		2014	2015		2014
	(in thousands)
Net income	$296,013		$338,382	$579,700		$662,979

Other comprehensive income (loss) net of tax: - Amortization of actuarial gain net of income tax of (for the three months ended June 30, 2015: $(*) and 2014: $43 and for the six months ended June 30, 2015: $(*) and 2014: $145)	(*	)	(65)	(*	)	(217)

Total comprehensive income	$296,013		$338,317	$579,700		$662,762

Comprehensive income attributable to the non-controlling interest	$1,299		$1,129	$2,556		$2,337
Comprehensive income attributable to SCC	$294,714		$337,188	$577 144		$660,425

(*) amount is lower than $0.1 million

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,572,343	$363,970
Restricted cash	7,375	19,456
Short-term investments	573,353	338,589
Accounts receivable trade	481,119	540,245
Accounts receivable other (including related parties 2015 - $29,759 and 2014 - $32,835)	100,660	81,635
Inventories	826,468	836,464
Deferred income tax	129,080	119,510
Other current assets	173,058	189,920
Total current assets	3,863,456	2,489,789

Property, net	7,691,669	7,436,430
Leachable material	630,674	512,718
Intangible assets, net	125,246	123,554
Related parties receivable	161,244	161,244
Deferred income tax	605,241	553,948
Equity method investment	68,872	66,723
Other assets	202,217	182,336
Total assets	$13,348,619	$11,526,742

LIABILITIES
Current liabilities:
Current portion of long-term debt	$200,000	$200,000
Accounts payable (including related parties 2015 -$31,870 and 2014 - $69,083)	548,851	549,667
Accrued income taxes	42,511	80,101
Deferred income taxes	13,360	13,360
Accrued workers’ participation	88,015	198,009
Accrued interest	85,030	70,824
Other accrued liabilities	37,741	38,944
Total current liabilities	1,015,508	1,150,905

Long-term debt	5,952,219	3,980,863
Deferred income taxes	384,606	385,545
Other liabilities and reserves	41,479	56,697
Asset retirement obligation	113,087	116,133
Total non-current liabilities	6,491,391	4,539,238

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	3,342,515	3,344,669
Retained earnings	4,763,671	4,346,818
Accumulated other comprehensive income	4,813	4,813
Treasury stock, at cost, common shares	(2,312,401)	(1,900,686)
Total Southern Copper Corporation stockholders’ equity	5,807,444	5,804,460
Non-controlling interest	34,276	32,139
Total equity	5,841,720	5,836,599

Total liabilities and equity	$13,348,619	$11,526,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
OPERATING ACTIVITIES
Net income	$296,013	$338,382	$579,700	$662,979
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, amortization and depletion	125,302	116,091	242,265	226,544
Equity earnings of affiliate, net of dividends received	(1,658)	(3,583)	(2,148)	(6,997)
Loss (gain) on currency translation effect	(8,285)	(119)	(19,238)	(5,807)
(Benefit) provision for deferred income taxes	(40,212)	27,498	(64,910)	(56,822)
Other, net	723	279	1,295	552

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	20,076	(39,843)	59,126	(49,917)
Decrease (increase) in inventories	(53,261)	(58,684)	(107,960)	(160,745)
(Decrease) increase in accounts payable and accrued liabilities	53,343	(27,234)	(149,304)	42,079
Decrease (increase) in other operating assets and liabilities	(57,291)	(19,268)	(5,637)	29,888
Net cash provided by operating activities	334,750	333,519	533,189	681,754

INVESTING ACTIVITIES
Capital investments	(284,937)	(360,106)	(507,740)	(697,034)
Proceeds from (purchase of) short-term investments, net	(489,533)	(16,873)	(234,764)	(81,615)
Sale of property	2,956	4,587	2,956	4,881
Net cash used in investing activities	(771,514)	(372,392)	(739,548)	(773,768)

FINANCING ACTIVITIES
Proceeds from issuance of debt	1,995,790	—	2,045,790	—
Repayments of debt	(66,000)	—	(66,000)	—
Payments of debt issuance costs	(9,729)	—	(9,729)	—
Cash dividends paid to common stockholders	(79,804)	(83,346)	(160,290)	(183,372)
Distributions to non-controlling interest	(217)	(197)	(412)	(499)
Repurchase of common shares	(44,461)	(13,030)	(414,565)	(65,509)
Other	322	249	322	249
Net cash provided by (used in) financing activities	1,795,901	(96,324)	1,395,116	(249,131)

Effect of exchange rate changes on cash and cash equivalents	21,068	(2,540)	19,616	3,814

Increase (decrease) in cash and cash equivalents	1,380,205	(137,737)	1,208,373	(337,331)

Cash and cash equivalents, at beginning of period	192,138	1,473,101	363,970	1,672,695
Cash and cash equivalents, at end of period	$1,572,343	$1,335,364	$1,572,343	$1,335,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At June 30, 2015, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 86.1% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company’s Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2015 and the results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year. The December 31, 2014 balance sheet data was derived from audited financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles in the United States of America (GAAP). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2014 and notes included in the Company’s 2014 annual report on Form 10-K.

NOTE 2 — CHANGE IN ACCOUNTING PRINCIPLE:

In April 2015, the FASB (“Financial Accounting Standards Board”) issued ASU 2015-03: Interest — Imputation of interest as an amendment of ASC 835-30, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of a debt discount. The Company implemented this ASU in the second quarter of 2015 as permitted via early adoption and it is applied on a retrospective basis. As a consequence, the December 31, 2014 balance sheet has been modified to reflect this presentation.

This change in accounting principle will result in a more transparent presentation of debt since debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowings as well as impact the effective interest rate on the related debt.

	Face amount	Issuance discount	Issuance costs	Carrying value as of June 30, 2015
6.375% Senior unsecured notes due 2015	$200	$(0.1)	(* )	$199.9
7.500% Senior unsecured notes due 2035	1,000	(14.0)	$(9.2)	976.8
5.375% Senior unsecured notes due 2020	400	(1.1)	(1.2)	397.7
6.750% Senior unsecured notes due 2040	1,100	(7.7)	(6.2)	1,086.1
3.500% Senior unsecured notes due 2022	300	(0.8)	(1.2)	298.0
5.250% Senior unsecured notes due 2042	1,200	(20.7)	(6.9)	1,172.4
9.250% Yankee Bonds due 2028	125	—	—	51.1
3.875% Senior unsecured notes due 2025	500	(2.7)	(2.0)	495.3
5.875% Senior unsecured notes due 2045	1,500	(17.5)	(7.6)	1,474.9
Total	$6,325	$(64.6)	$(34.3)	6,152.2
Less, current portion				(200.0)
Total long-term debt				$5,952.2

(*) Less than $0.1 million

	Face amount	Issuance discount	Carrying value before adoption of ASU 2015-03	Issuance costs	Restated Carrying value as of December 31, 2014
6.375% Senior unsecured notes due 2015	$200	$(0.2)	$199.8	$(0.2)	$199.6
7.500% Senior unsecured notes due 2035	1,000	(14.2)	985.8	(9.3)	976.5
5.375% Senior unsecured notes due 2020	400	(1.2)	398.8	(1.3)	397.5
6.750% Senior unsecured notes due 2040	1,100	(7.8)	1,092.2	(6.2)	1,086.0
3.500% Senior unsecured notes due 2022	300	(0.8)	299.2	(1.2)	298.0
5.250% Senior unsecured notes due 2042	1,200	(20.9)	1,179.1	(6.9)	1,172.2
9.250% Yankee Bonds due 2028	125	—	51.1	—	51.1
Total	$4,325	$(45.1)	4,206.0	$(25.1)	4,180.9
Less, current portion			(200.0)		(200.0)
Total long-term debt			$4,006.0		$3,980.9

NOTE 3 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At June 30, 2015	At December 31, 2014
Trading securities	$569.0	$333.7
Weighted average interest rate	0.52%	0.78%

Available for sale	$4.3	$4.9
Weighted average interest rate	0.49%	0.44%
Total	$573.3	$338.6

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and at June 30, 2015 and December 31, 2014, included corporate bonds and asset and mortgage backed obligations. As of June 30, 2015 and December 31, 2014, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Six months ended
	June 30,				June 30,
	2015		2014		2015		2014
Trading securities:
Interest earned	$0.2		$1.1		$0.5		$2.5
Unrealized gain (loss) at the end of the period	$(0.2)		$1.7		$(0.2)		$1.7

Available for sale:
Interest earned	(*	)	(*	)	(*	)	(*	)
Investment redeemed	$0.4		$0.2		$0.6		$0.2

(*) Less than $0.1 million

NOTE 4 - INVENTORIES:

Inventories were as follows:

(in millions)	At June 30, 2015	At December 31, 2014
Inventory, current:
Metals at average cost:
Finished goods	$101.7	$84.6
Work-in-process	427.2	450.5
Supplies at average cost	297.6	301.4
Total current inventory	$826.5	$836.5

Inventory, long-term
Leach stockpiles	$630.7	$512.7

During the six months ended June 30, 2015 and 2014 total leaching costs capitalized as long-term inventory of leachable material amounted to $232.4 million and $181.2 million, respectively. Leachable material inventories recognized in cost of sales amounted to $114.0 million and $79.5 million for the six months ended June 30, 2015 and 2014, respectively.

NOTE 5 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first six months of 2015 and 2014 were as follows ($ in millions):

	2015	2014
Income tax provision	$286.2	$429.9
Effective income tax rate	33.3%	39.8%

These provisions include income taxes for Peru, Mexico and the United States. Some of the principal reasons for the change in the effective tax rate in the two six-month periods, include the Mexican royalty tax instituted beginning in 2014, and which increased the 2014 rate by approximately 4.6%, the impact on the 2015 rate was 2.6%. In addition, a reduction in dividends from the Company’s Mexican operations decreased the 2015 effective rate by 1.3%. Also, the Peru special mining tax had a positive variance in the 2015 period of 0.5%.

Components of the income tax provision for the six month periods of 2015 and 2014 include the following ($ in millions):

	2015	2014
Statutory income tax provision	$249.8	$361.6
Peruvian royalty	2.9	2.1
Mexican royalty	22.3	46.6
Peruvian special mining tax	11.2	19.6
Total income tax provision	$286.2	$429.9

Peruvian royalty and special mining tax: In 2011, the Peruvian congress approved an amendment to the mining royalty charge. The new mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $13.7 million and $14.4 million of royalty charge in the first six months of 2015 and 2014, respectively, of which $2.9 million and $2.1 million, respectively, were included in income taxes.

Also in 2011, the Peruvian government enacted a special mining tax. This tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached. The Company has accrued $11.2 million and $19.6 million of special mining tax as part of the income tax provision for the first six months of 2015 and 2014, respectively.

Mexican mining royalty: In December 2013, the Mexican government enacted a new law which, among other things, established a mining royalty charge of 7.5% on earnings before taxes as defined by Mexican tax regulations and an additional royalty charge of 0.5% over gross income from sales of gold, silver and platinum. The Company has accrued $22.3 million and $46.6 million of royalty taxes as part of the income tax provision for the first six months of 2015 and 2014, respectively.

Income tax rate: In 2014, the Peruvian government enacted tax law changes to both the income tax and dividend tax rates that became effective on January 1, 2015. The rate in effect for 2014 was 30%, with a 4.1% dividend tax rate. The new rates are as follows:

Year	Income Tax Rate	Dividend Tax Rate
2015- 2016	28%	6.8%
2017- 2018	27%	8.0%
2019 and later	26%	9.3%

Accounting for uncertainty in income taxes: In the second quarter and first six months of 2015, there were no changes in the Company’s uncertain tax positions.

NOTE 6 — PROVISIONALLY PRICED SALES:

At June 30, 2015, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the June 30, 2015 market price per pound.  These sales are subject to final pricing based on the average monthly copper prices on the London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2015:

	Sales volume (million lbs.)	Priced at (per pound)	Month of settlement
Copper	123.3	$2.62	From July 2015 to October 2015
Molybdenum	17.1	$6.25	From July 2015 to October 2015

During the month of July 2015, the market price of copper and molybdenum decreased. The effect of these changes on sales for the six months of 2015 settling in July 2015 was a reduction of $11.7 million in sales. Additionally, forward prices for copper as of July 24, 2015 also decreased, the effect of this decrease on the six months of 2015 open sales settling after July 2015 would be a further reduction of $10.9 million in sales.

NOTE 7 — LONG-TERM DEBT:

On April 20, 2015, the Company issued $2.0 billion of fixed-rate senior unsecured notes. This debt was issued in two tranches, $500 million due 2025 at an annual interest rate of 3.875% and $1.5 billion due 2045 at an annual interest rate of 5.875%. These notes will be general unsecured obligations of the Company and will rank equally with all of its existing and future unsecured and unsubordinated debt. Net proceeds will be used for general corporate purposes, including the financing of the Company´s capital investment program. The notes were issued with an underwriters’ discount of $20.2 million. Additionally, issuance costs of $9.6 million associated with these notes were paid and deferred. The unamortized balance of the discount and the costs are presented net of the carrying value of the debt issued and are amortized as interest expense over the life of the loan.

NOTE 8 - ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation. The accepted value of the Lima office building, for this purpose, is $27.8 million. Through June 2015, the Company has provided guarantees of $17.9 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units.

In 2010, the Company announced to the Mexican federal environmental authorities its closure plans for the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation with a budget of $62.4 million, of which the Company has spent $58.1 million through June 30, 2015. Plant demolition and construction of a confinement area at the south of the property were completed in 2012 and the Company expects to complete soil remediation and the construction of a second confinement area during the third quarter of 2015. The Company expects that once the site is remediated, a decision will be made on whether sell or develop the property.

The overall cost recognized for mining closure in Mexico includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities.

The following table summarizes the asset retirement obligation activity for the six months ended June 30, 2015 and 2014 (in millions):

	2015	2014
Balance as of January 1	$116.1	$124.8
Changes in estimates	—	26.7
Payments	(11.2)	(3.6)
Accretion expense	8.2	3.6
Balance as of June 30,	$113.1	$151.5

NOTE 9 — RELATED PARTY TRANSACTIONS:

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

Receivable and payable balances with related parties are shown below (in millions):

	At June 30, 2015	At December 31, 2014
Related parties receivable current:
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	$0.4	$0.2
Grupo Mexico	0.8	0.7
Mexico Generadora de Energia S. de R.L. (“MGE”)	28.2	31.9
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.3	—
	$29.7	$32.8

Related parties receivable non-current:
MGE	$161.2	$161.2

Related parties payable:
Asarco LLC	$8.3	$13.8
Breaker S.A. de C.V. and affiliates (“Breaker”)	0.1	0.7
Eolica El Retiro, S.A.P.I. de C.V.	0.1	1.6
Ferrocarril Mexicano S.A. de C.V.	0.2	1.8
Grupo Mexico	7.4	2.8
Higher Technology S.A.C.	0.3	0.2
Servicios y Fabricaciones Mecanicas S.A.C.	0.1	—
Sempertrans and affiliates	0.2	—
MGE	15.2	45.2
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	—	1.7
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	—	1.3
	$31.9	$69.1

Purchase and sale activities:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the six months ended June 30, 2015 and 2014 (in millions):

	2015	2014
Purchase activity
Asarco LLC	$14.7	$24.6
Compania Perforadora Mexico S.A.P.I. de C.V and affiliates	0.3	1.9
Eolica El Retiro, S.A.P.I. de C.V.	4.8	—
Ferrocarril Mexicano S.A de C.V.	8.2	11.6
Grupo Mexico	6.9	6.9
MGE	62.9	91.7
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	18.6	55.9
Total purchases	$116.4	$192.6

Sales activity
Asarco LLC	$71.1	$21.7
Compania Perforadora Mexico S.A.P.I. de C.V and affiliates	0.2	0.3
MGE	39.0	48.8
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.4	0.4
Total sales	$110.7	$71.2

Grupo Mexico, the parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company. These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services. The Company pays Grupo Mexico for these services and expects to continue requiring these services in the future.

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

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants. That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%. In the first quarter of 2012, Controladora de Infraestructura Energetica Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence of this change in control, MGE became an indirect subsidiary of Grupo Mexico. Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt. At December 31, 2012, the outstanding balance of $184.0 million was restructured as subordinated debt of MGE with an interest rate of 5.75%. MGE will repay its debt to the Company using a percentage of its profits until such time as the debt is satisfied. At June 30, 2015 the remaining balance of the debt was $161.2 million and was recorded as non-current related party receivable on the condensed consolidated balance sheet. Related to this loan the Company recorded interest income of $4.7 million in the first six months of 2015 and 2014.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE completed construction of its first power plant in June 2013 and the second plant, in the second quarter of 2014. MGE has the authorization for interconnection with the Mexican electrical system to start operations in the second plant. MGE began supplying power to the Company in December 2013.  MGE is supplying a portion of its power output to third-party energy users. See also Note 11 “Commitments and Contingencies — Other commitments”.

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

Companies with relationships to the controlling group:

The following tables summarize the purchase and sales activities with other Larrea family companies in the six months ended June 30, 2015 and 2014 (in millions):

Mextransport:	2015	2014
Purchase activity	$0.1	$1.1

Sales activity	$0.1	$0.1

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

Companies with relationships to SCC executive officers:

The following table summarizes the purchase activities with companies with relationships to SCC executive officers in the six months ended June 30, 2015 and 2014 (in millions):

	2015	2014
Breaker	$0.5	$3.6
Higher Technology S.A.C.	0.8	0.8
Pigoba S.A. de C.V.	—	0.1
Sempertrans and affiliates	0.3	0.8
Servicios y Fabricaciones Mecanicas S.A.C.	0.4	0.7
Total purchases	$2.0	$6.0

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

The components of the net periodic benefit costs for the six months ended June 30, 2015 and 2014 are as follows (in millions):

	2015	2014
Service cost	$0.5	$0.6
Interest cost	0.5	0.7
Expected return on plan assets	(1.6)	(1.8)
Amortization of transition obligation	(0.2)	(0.2)
Amortization of net loss/(gain)	0.2	(* )
Net periodic benefit costs	$(0.6)	$(0.7)

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

The components of the net periodic benefit cost for the six months ended June 30, 2015 and 2014 are as follows (in millions):

	2015		2014
Interest cost	$0.6		$0.7
Amortization of net loss (gain)	(0.1)		(0.2)
Amortization of prior service cost (credit)	(*	)	(*	)
Net periodic benefit cost	$0.5		$0.5

(*) amount is lower than $0.1 million

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

Environmental capital expenditures in the six months ended June 30, 2015 and 2014 were as follows (in millions):

	2015	2014
Peruvian operations	$33.1	$53.9
Mexican operations	6.9	7.5
	$40.0	$61.4

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

Peruvian law requires that companies in the mining industry provide assurances for future closure and reclamation. In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM. As part of the closure plans, the Company is providing guarantees to ensure that sufficient funds will be available for the asset retirement obligation. See Note 8 “Asset retirement obligation,” for further discussion of this matter. In accordance with the requirements of the law,  the Company is preparing the closure plan for the Tia Maria project, which will be submitted to MINEM in August 2015.

In 2008, the Peruvian government enacted environmental regulations establishing more stringent air quality standards (“AQS”) for daily sulfur dioxide (“SO2”) emissions for the Peruvian territory. These regulations, as amended in 2013, recognize distinct zones/areas, as atmospheric basins. Those areas with a mean 24-hour SO2 concentration equal or less than 20 micrograms per cubic meter (“ug/m3”) are required to develop programs to maintain this level of compliance. Those areas or cities exceeding the mean 24-hour SO2 concentration of 20 ug/m3 will be required to establish an action plan to address this problem and are required to achieve the 20 ug/m3 AQS in the future. Meanwhile they are required to achieve mean 24-hour AQS equal to 80 ug/m3 of SO2. MINAM has established three atmospheric basins that require further attention to comply with 80ug/m3 of SO2. The Ilo basin is one of these three areas and the Company’s smelter and refinery are part of the area. A supreme decree issued on April 8, 2014, indicates that the Company should review its compliance with these regulations and develop a modification plan to reach compliance. The Company continues working with an environmental technical study group, established by a MINAM resolution in order to identify activities, goals, deadlines, timetables and mechanisms for the reduction of sulfur dioxide concentrations in the city of Ilo and develop an action plan to comply with the new air quality standard.

In 2013, the Peruvian government enacted new soil environmental quality standards (“SQS”) applicable to any existing facility or project that generates or could generate risk of soil contamination in its area of operation or influence. In March 2014, MINAM issued a supreme decree which establishes additional provisions for the gradual implementation of SQS. Under this rule the Company has twelve months to identify contaminated sites in and around its facilities and present a report of identified contaminated sites. If such sites exist, the Company must submit a decontamination plan for approval within 24 months from the date it is notified by the authority. This decontamination plan shall include remediation actions, a schedule and compliance deadlines. Also, under this rule, if deemed necessary, the Company may request a one year extension, given sound justification. Soil confirmation tests must be carried out after completion of decontamination actions (within the approved schedule) and results must be presented to the authorities within 30 days after receiving such results. Non-compliance with this obligation or with decontamination goals will carry penalties, although no specific sanctions have yet been established. During compliance schedule, companies cannot be penalized for non-compliance with the SQS. In the fourth quarter of 2014, the Company selected the consultant to carry out soil samplings, studies and other requirements of the rules. These studies were completed in the first quarter of 2015 and submitted to MINEM. As of June 30, 2015, the Company is awaiting response from MINEM.

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

In 2011, the General Law was amended, giving an individual or entity the ability to contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment because it will be sufficient to argue that the harm may be caused. In addition, in 2011, amendments to the Civil Federal Procedures Code (“CFPC”) were enacted. These amendments establish three categories of collective actions by means of which 30 or more people claiming injury derived from environmental, consumer protection, financial services and economic competition issues will be considered to be sufficient in order to have a legitimate interest to seek through a civil procedure restitution or economic compensation or suspension of the activities from which the alleged injury derived. The amendments to the CFPC may result in more litigation, with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

In 2013, the Environmental Liability Federal Law was enacted. The law establishes general guidelines in order to determine which environmental actions will be considered to cause environmental harm that will give rise to administrative responsibilities (remediation or compensations), criminal responsibilities as well as monetary fines.

On August 6, 2014, an accidental spill of approximately 40,000 cubic meters of copper sulfate solution occurred at a leaching pond that was under construction ten kilometers away from the mine of Buenavista del Cobre, S.A. de C.V. (“BVC”) a subsidiary of the Company. The accident was caused by a rock collapse that affected the system’s pumping station and by a construction defect in the seal of a pipe in the leaching system containment dam, a part of the new SX-EW III plant. This solution reached the Bacanuchi River and the Sonora River. All the immediate actions were properly taken in order to contain the spill, and to comply with all the legal requirements.

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

On September 15, 2014, BVC executed an administrative agreement with PROFEPA, providing for the presentation to the Mexican Ministry of Environment and Natural Resources (Secretaria de Medio Ambiente y Recursos Naturales “SEMARNAT”) of a remedial action plan, the remediation program was submitted to SEMARNAT on November 27, 2014 and approved on January 6, 2015. This program will be developed in five zones along the rivers. As of June 30, 2015, work on zone one of the remediation program was completed; studies of zones two through four have been completed and a program for each particular zone was submitted to SEMARNAT for approval.

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

Independently of the execution of the administrative agreement with PROFEPA and the creation of the above mentioned trust, since the first day of the copper solution spill, the Company has taken actions to clean the sites. On August 29, 2014, the Company hired contractors to clean the river utilizing more than 1,200 of their workers and environmental specialists.

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

The Company has also been served with six collective action lawsuits and seven civil actions seeking damages for injuries related to the spill. The Company considers that those lawsuits are without merit and is vigorously defending against them.

During the last half of 2014 and the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking damages for alleged injuries and the repair of environmental impact caused by the spill. The plaintiffs who filed the lawsuits are: Acciones Colectivas de Sinaloa, A.C. (2); Filiberto Navarro Soto et al; Defensa Colectiva A.C.; Ismael Navarro Babuca et al; Ana Luisa Salazar Medina et al.  Similarly, during the first half of 2015, four civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs for the state court lawsuits are: José Vicente Arriola Nuñez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al.  For a description of collective actions in Mexico we refer to the 2011 amendments to the CFPC described above. It is currently not possible to determine the extent of the damages sought in these state and federal lawsuits but the Company considers that these lawsuits are without merit and the Company and its subsidiaries are vigorously defending against them.

The Company reasonably considers that none of the legal proceedings resulting from the spill, individually or in the aggregate, would have a material effect on its financial position or results of operations.

As of June 30, 2015, BVC estimated the contingent liability at $97.3 million, of which $16.4 million was paid prior to the establishment of the trust, and approximately one billion Mexican pesos (approximately $74.9 million) was deposited in the trust.

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

2)                   In addition, there are filed against SCC’s Branch the following lawsuits, involving approximately 800 plaintiffs, which seek the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends: (1) Armando Cornejo Flores and others v. SCC’s Peruvian Branch (filed May 10, 2006); (2) Alejandro Zapata Mamani and others v. SCC’s Peruvian Branch (filed June 27, 2008); (3) Edgardo Garcia Ataucuri, in representation of 216 of SCC’s Peruvian Branch former workers, v. SCC’s Peruvian Branch (filed May 2011); (4) Juan Guillermo Oporto Carpio v. SCC’s Peruvian Branch (filed August 2011); (5) Rene Mercado Caballero v. SCC’s Peruvian Branch (filed November 2011); (6) Enrique Salazar Alvarez and others v. SCC’s Peruvian Branch (filed December 2011; (7) Armando Cornejo Flores, in representation of 37 of SCC’s Peruvian Branch former workers v. SCC’s Peruvian Branch (filed March 2012), (8) Porfirio Ochochoque Mamani and others v. SCC’s Peruvian Branch (filed July 2012); (9) Alfonso Claudio Flores Jimenez and others v. SCC’s Peruvian Branch (filed July 2013); (10) Edgardo García Ataucuri in representation of 104 of SCC´s Peruvian Branch former workers (filed March 2015); (11)  Nicolas Aurelio Sueros Benavente v. SCC’s Peruvian Branch (filed May 2015) and (12) Victor Raul Marquez Cano v. SCC’s Peruvian Branch (filed June 2015).  SCC’s Peruvian Branch has answered the complaints and denied the validity of the claims.

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

Related to the “Virgen Maria” mining concessions, the Company is party to the following lawsuits:

a)             Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”): In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet. The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch. In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders’ meeting. Excomet was at the time owner of the “Virgen Maria” mining concession. In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations. On appeal by the plaintiffs, the superior court reversed the lower court’s decision and remanded it to the lower court for further proceedings. As of June 30, 2015, the case remains pending resolution without further developments.

b)             Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (“SMRL Virgen Maria”): In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria. SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see a) above). The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares. The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of this concession to SCC’s Branch by Excomet). In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations. Upon appeal by the plaintiffs, the superior court remanded the proceedings to the lower court, ordering the issuance of a new decision. On June 25, 2013, the lower court dismissed the case due to procedural defects. Upon appeal by the plaintiff, on December 2, 2013 the Superior Court reversed the lower court’s decision due to procedural defects and ordered the issuance of a new resolution. In July 2014, once again the lower court dismissed the case on the grounds that the claim had barred by the statute of limitations. The plaintiff appealed this resolution before the Superior Court. On December 30, 2014, the Superior Court affirmed the lower court’s decision.  The plaintiff filed an extraordinary appeal before the Supreme Court. As of June 30, 2015, the case remains pending resolution without further developments.

c)              Omar Nunez Melgar: In May 2011, Mr. Omar Nunez Melgar commenced a lawsuit against the Peruvian Mining and Metallurgical Institute and MINEM challenging the denial of his request of a new mining concession that conflicted with SCC’s Branch’s Virgen Maria mining concession. SCC’s Branch has been made a party to the proceedings as the owner of the Virgen Maria concession. SCC’s Branch has answered the complaint and denied the validity of the claim. In March 2015, the Civil Court dismissed the case. The plaintiff did not appeal the Court´s decision. The case concluded in favor of the Company.

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In the last quarter of 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams also with proper governmental authorization, since 1995. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against the lawsuit. Upon a motion filed by the Peruvian Branch, the lower court has included the MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of June 30, 2015, the case remains pending resolution without further developments.

Labor matters:

Peruvian operations: Approximately 70% of the Company’s 4,603 Peruvian workers were unionized at June 30, 2015. Currently, there are five separate unions, one main union and four smaller unions. In the second quarter of 2015, two of the main unions, which formerly represented the Ilo and Cuajone workers, and one of the minor union, which formerly represented some Toquepala workers, merged into one new main union. The other four smaller unions represent the balance of workers. The Company’s collective bargaining agreements with all of these unions will expire in the second half of 2015. The Company expects to begin negotiations for new agreements in the third quarter of 2015.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers, opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) led by Napoleon Gomez Urrutia to other less politicized unions.

However, the workers of the San Martin and Taxco mines, who are still under the National Mining Union, have been on strike since July 2007. On December 10, 2009, a federal court confirmed the legality of the San Martin strike. In order to recover the control of the San Martin mine and resume operations, the Company filed a court petition on January 27, 2011 requesting that the court, among other things, define the termination payment for each unionized worker. The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition. On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition. In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court. On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal. The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker. A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin. As of June 30, 2015, the case remains pending resolution without further developments.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers of the Taxco mine (including the related collective bargaining agreement). On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. The mining union appealed the labor court ruling before a federal court. In September 2011, the federal court accepted the union’s appeal and requested that the federal labor court review the procedure. After several legal proceedings on January 25, 2013, the Company filed a new proceeding before the labor court. On June 16, 2014, the labor court denied the petition of the Company. The resolution issued by the labor court was challenged by the Company before a federal court. Considering the above decision of the Supreme Court, there could be grounds for a favorable decision to end the protracted strike at the Taxco Unit. As of June 30, 2015, the case remains pending resolution without further developments.

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

Other commitments:

Peruvian Operations

Tia Maria:

On August 1, 2014, the Company received the final approval of Tia Maria´s Environmental Impact Assessment (“EIA”). However, the issuance of the project´s construction permit has been delayed pending the resolution of certain differences with community groups. The Peruvian government has recommended the establishment of a development dialogue roundtable for the resolution of these differences. In response to the communities concerns, the government has taken actions to restore calm in the area and the Company has suspended activities in the Tambo valley to allow for a cooling-off period. In addition, the Company has launched a multi-media public relations campaign in order to explain the project and its significant benefits to nearby communities and other stakeholders. The Company believes that these efforts are bringing positive results. The project budget is $1.4 billion, of which $359.4 million has been expended through June 30, 2015. When completed, Tia Maria is expected to produce 120,000 tons of copper cathodes per year.

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

Toquepala Concentrator Expansion:

In April 2015, the construction permit for the Toquepala expansion project was approved by the MINEM. The project budget is $1.2 billion, of which $354.6 million has been expended through June 30, 2015. When completed, this expansion project is expected to increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum.

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

Mexican operations

Power purchase agreement - MGE

MGE, a subsidiary of Grupo Mexico, has completed the construction of the two power plants in Mexico designed to supply power to some of the Company’s Mexican operations. It is expected that MGE will supply approximately 12% of its power output to third-party energy users. These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts. In 2012, the Company signed a power purchase agreement with MGE through 2032. The first plant was completed in June 2013 and the second, in the second quarter of 2014. MGE has the authorization for the interconnection with the Mexican electrical system to start operations at the second plant. The first plant began to supply power to the Company in December 2013, and the second plant began to supply power in June 2015.

Commitment for Capital projects

As of June 30, 2015, the Company has committed approximately $260.8 million for the development of its capital investment projects at its Mexican operations.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 5 “Income taxes”).

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended June 30, 2015
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$733.6	$87.0	$562.3	—	$1,382.9
Intersegment sales	—	15.5	—	$(15.5)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	299.6	77.6	339.6	(9.9)	706.9
Selling, general and administrative	11.6	1.5	10.0	1.9	25.0
Depreciation, amortization and depletion	60.4	7.9	57.4	(0.4)	125.3
Exploration	1.0	2.9	3.6	4.6	12.1
Environmental remediation	10.5	—	—	—	10.5
Operating income	$350.5	$12.6	$151.7	$(11.7)	503.1
Less:
Interest, net					(51.1)
Other income (expense)					(1.5)
Income taxes					(157.1)
Equity earnings of affiliate					2.6
Non-controlling interest					(1.3)
Net income attributable to SCC					$294.7

Capital expenditure	$202.2	$8.8	$67.3	$6.6	$284.9
Property, net	$4,662.5	$392.1	$2,569.1	$68.0	$7,691.7
Total assets	$7,066.2	$837.1	$3,646.6	$1,798.7	$13,348.6

	Three Months Ended June 30, 2014
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$772.1	$87.7	$627.6	—	$1,487.4
Intersegment sales	—	22.5	—	$(22.5)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	312.1	83.0	347.1	(15.6)	726.6
Selling, general and administrative	9.1	3.9	11.2	1.2	25.4
Depreciation, amortization and depletion	54.9	7.8	48.4	5.0	116.1
Exploration	0.8	7.4	5.8	8.1	22.1
Operating income	$395.2	$8.1	$215.1	$(21.2)	597.2
Less:
Interest, net					(33.2)
Other income (expense)					(5.7)
Income taxes					(225.8)
Equity earnings of affiliate					5.9
Non-controlling interest					(1.1)
Net income attributable to SCC					$337.3

Capital expenditure	$252.3	$9.2	$97.6	$1.0	$360.1
Property, net	$3,918.8	$379.8	$2,503.8	$131.3	$6,933.7
Total assets	$5,976.8	$896.6	$3,431.3	$1,203.2	$11,507.9

	Six Months Ended June 30, 2015
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,397.8	$177.4	$1,082.5	—	$2,657.7
Intersegment sales	34.4	$(34.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	596.4	167.5	642.6	(19.8)	1,386.7
Selling, general and administrative	20.9	3.4	20.3	5.2	49.8
Depreciation, amortization and depletion	114.5	15.6	110.3	1.8	242.2
Exploration	1.8	5.2	6.3	9.1	22.4
Environmental remediation	16.5	—	—	—	16.5
Operating income	$647.7	$20.1	$303.0	$(30.7)	940.1
Less:
Interest, net					(74.2)
Other income (expense)					(5.4)
Income taxes					(286.2)
Equity earnings of affiliate					5.4
Non-controlling interest					(2.6)
Net income attributable to SCC					$577.1

Capital expenditure	$363.9	$15.4	$120.5	$7.9	$507.7
Property, net	$4,662.5	$392.1	$2,569.1	$68.0	$7,691.7
Total assets	$7,066.2	$837.1	$3,646.6	$1,798.7	$13,348.6

	Six Months Ended June 30, 2014
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,420.3	$183.6	$1,237.9	—	$2,841.8
Intersegment sales	—	46.9	—	$(46.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	541.6	167.4	670.2	(10.7)	1,368.5
Selling, general and administrative	17.8	7.6	22.4	2.1	49.9
Depreciation, amortization and depletion	109.5	15.6	95.6	5.8	226.5
Exploration	1.7	12.4	7.7	14.9	36.7
Operating income	$749.7	$27.5	$442.0	$(59.0)	1,160.2
Less:
Interest, net					(69.3)
Other income (expense)					(9.9)
Income taxes					(429.9)
Equity earnings of affiliate					11.8
Non-controlling interest					(2.3)
Net income attributable to SCC					$660.6

Capital expenditure	$520.0	$18.2	$155.4	$3.4	$697.0
Property, net	$3,918.8	$379.8	$2,503.8	$131.3	$6,933.7
Total assets	$5,976.8	$896.6	$3,431.3	$1,203.2	$11,507.9

NOTE 13 — STOCKHOLDERS´EQUITY:

Treasury Stock:

Activity in treasury stock in the six-month period ended June 30, 2015 and 2014 is as follows (in millions):

	2015	2014
Southern Copper common shares
Balance as of January 1,	$1,693.5	$1,011.0
Purchase of shares	414.6	65.5
Used for corporate purposes	(0.4)	(0.3)
Balance as of June 30,	2,107.7	1,076.2

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	207.2	205.6
Other activity, including dividend, interest and currency translation effect	(2.5)	8.8
Balance as of June 30,	204.7	214.4

Treasury stock balance as of June 30,	$2,312.4	$1,290.6

The following table summarizes share distributions in the first six months of 2015 and 2014:

	2015	2014
Southern Copper common shares
Directors’ Stock Award Plan	13,200	12,000

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	0.2	0.7

Southern Copper Common Shares:

At June 30, 2015 and 2014, there were in treasury 86,556,843 and 51,591,147 SCC’s common shares, respectively.

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

				Total Number of	Maximum Number
			Average	Shares	of Shares that May
		Total Number	Price	Purchased as	Yet Be Purchased
Period		of Shares	Paid per	Part of Publicly	Under the Plan	Total Cost
From	To	Purchased	Share	Announced Plan	@ $29.41 (*)	($ in millions)
2008	2012	46,914,486	$18.72	46,914,486		$878.1
2013		10,245,000	27.47	57,159,486		281.4
2014		22,711,428	30.06	79,870,914		682.8
2015
01/01/15	01/31/15	5,927,154	27.12	85,798,068		160.7
02/01/15	02/28/15	2,590,076	29.45	88,388,144		76.3
03/01/15	03/31/15	4,563,649	29.16	92,951,793		133.1
Total first quarter		13,080,879	29.29			370.1

04/01/15	04/30/15	1,511,200	29.42	94,462,993		44.5
Total second quarter		1,511,200	29.42			44.5
					25,269,210
Total purchased		94,462,993	$23.89			$2,256.9

(*) NYSE closing price of SCC common shares at June 30, 2015.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 86.1% as of June 30, 2015.

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

The activity of the plan in the six-month period ended June 30, 2015 and 2014 was as follows:

	2015	2014
Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(309,600)	(297,600)
Granted in the period	(13,200)	(12,000)
Total shares granted at June 30,	(322,800)	(309,600)

Remaining shares reserved	277,200	290,400

Parent Company common shares:

At June 30, 2015 and 2014 there were in treasury 93,837,013 and 72,078,019 of Grupo Mexico’s common shares, respectively.

Employee Stock Purchase Plan:

2007 Plan: In January 2007, the Company offered to eligible employees a stock purchase plan (the “Employee Stock Purchase Plan”) through a trust that acquires shares of Grupo Mexico stock for sale to its employees, employees of subsidiaries, and certain affiliated companies. The purchase price was established at the approximate fair market value on the grant date. Every two years employees were able to acquire title to 50% of the shares paid in the previous two years. The employees paid for shares purchased through monthly payroll deductions over the eight year period of the plan. At the end of the eight year period, the Company granted the participant a bonus of one share for every ten shares purchased by the employee.

The participants were entitled to receive dividends in cash for dividends paid by Grupo Mexico for all shares that were fully purchased and paid by the employee as of the date that the dividend is paid. If the participant had only partially paid for shares, the entitled dividends were used to reduce the remaining liability owed for purchased shares.

In the case of voluntary or involuntary resignation/termination of the employee, the Company paid to the employee the fair market sales price at the date of resignation/termination of the fully paid shares, net of costs and taxes. When the fair market sales value of the shares was higher than the purchase price, the Company applied a deduction over the amount to be paid to the employee based on a decreasing schedule specified in the plan.

In case of retirement or death of the employee, the Company rendered the buyer or his legal beneficiary, the fair market sales value as of the date of retirement or death of the shares effectively paid, net of costs and taxes.

The stock based compensation expense for the first six months of 2014 was $1.1 million and the unrecognized compensation expense as of June 30, 2014 under the Employee Stock Purchase Plan was $1.0 million, which was recognized in the third and fourth quarter of 2014. This plan ended in January 2015

The following table presents the stock award activity of the Employee Stock Purchase Plan at the close of the plan and for the six months ended June 30, 2014:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2015	4,298,612	$1.16
Granted	—	—
Exercised	(4,128,970)	1.16
Forfeited	—	—
Outstanding shares at June 30, 2015	169,642	$1.16

Outstanding shares at January 1, 2014	4,449,599	$1.16
Granted	—	—
Exercised	(58,663)	1.16
Forfeited	—	—
Outstanding shares at June 30, 2014	4,390,936	$1.16

2010 Plan: During 2010, the Company offered to eligible employees a stock purchase plan through a trust that acquires series B shares of Grupo Mexico stock for sale to its employees, employees of subsidiaries, and certain affiliated companies. The purchase price was established at 26.51 Mexican pesos (approximately $2.05) for the initial subscription. The terms of this plan are similar to the terms of the prior Employee Stock Purchase Plan.

The stock based compensation expense for the first six months of 2015 and 2014 and the unrecognized compensation expense under this plan were as follows (in millions):

	2015	2014
Stock based compensation expense	$0.2	$0.1
Unrecognized compensation expense	$1.9	$2.4

The unrecognized compensation expense under this plan is expected to be recognized over the remaining three year and six month period.

The following table presents the stock award activity of this plan for the six months ended June 30, 2015 and 2014:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2015	2,287,891	$2.05
Granted	—	—
Exercised	(20,273)	$2.05
Forfeited	—	—
Outstanding shares at June 30, 2015	2,267,618	$2.05

Outstanding shares at January 1, 2014	3,012,464	$2.05
Granted	—	—
Exercised	(669,157)	2.05
Forfeited	—	—
Outstanding shares at June 30, 2014	2,343,307	$2.05

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

The stock based compensation expense for the first six months of 2015 and the unrecognized compensation expense under this plan were as follows (in millions):

2015
Stock based compensation expense	$—
Unrecognized compensation expense	$4.8

The following table presents the stock award activity of this plan for the six months ended June 30, 2015:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2015	—	—
Granted	2,652,886	$2.63
Exercised	—	—
Forfeited	—	—
Outstanding shares at June 30, 2015	2,652,886	$2.63

NOTE 14 — NON-CONTROLLING INTEREST:

The following table presents the non-controlling interest activity for the six months ended June 30, 2015 and 2014 (in millions):

	2015	2014
Balance as of January 1,	$32.1	$28.2
Net earnings	2.6	2.3
Dividend paid	(0.4)	(0.5)
Balance as of June 30,	$34.3	$30.0

NOTE 15 — FINANCIAL INSTRUMENTS:

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of June 30, 2015 and December 31, 2014 (in millions):

	As of June 30, 2015		As of December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt	$6,152.2	$6,198.7	$4,180.9	$4,369.6

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds and the 6.375% senior unsecured notes due date July 2015 which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of June 30, 2015 and December 31, 2014:

	Fair Value at Measurement Date Using:
Description	Fair Value as of June 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Short-term investment:
- Trading securities	$569.0	$569.0	—	$—
- Available-for-sale debt securities:
Corporate bonds	0.2	—	$0.2	—
Mortgage backed securities	4.1	—	4.1	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	322.6	322.6	—	—
Molybdenum	107.0	107.0	—	—
Total	$1,002.9	$998.6	$4.3	$—

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investment:
- Trading securities	$333.7	$333.7	—	$—
- Available-for-sale debt securities:
Corporate bonds	0.3	—	$0.3	—
Mortgage backed securities	4.6	—	4.6	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	202.2	202.2	—	—
Molybdenum	105.5	105.5	—	—
Total	$646.3	$641.4	$4.9	$—

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

NOTE 16 — SUBSEQUENT EVENTS:

Dividends:

On July 23, 2015 the Board of Directors authorized a quarterly dividend of $0.10 per share payable on August 27, 2015 to SCC shareholders of record at the close of business on August 13, 2015.

Acquisition of El Pilar copper project:

On July 6, 2015, Southern Copper successfully closed the acquisition of El Pilar from Stingray Copper for a total consideration of $100 million in cash. El Pilar is a fully permitted, low capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from the Company´s Buenavista mine and 15 kilometers from the U.S. border. Its copper oxide mineralization contains estimated proven and probable reserves of 259 million tons of ore with an average copper grade of 0.30%. El Pilar will operate as a conventional open-pit mine and copper cathodes will be produced using the highly cost efficient and environmentally friendly SX-EW technology. The project currently contemplates average annual production of 35,000 tons of copper cathodes over an initial 13-year mine life, with start of commercial operations forecasted by 2018. On a preliminary basis, the Company estimates a required development investment of approximately $300 million and an average life-of-mine cash-costs of approximately $1.60 per pound. In the second half of 2015, the Company will commence a confirmatory exploration program together with a detailed review of potential synergies with its existing operations.

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

Outlook:  Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•      Changes in copper, molybdenum, silver and zinc prices: In the first six months of 2015, the average LME and COMEX copper prices were $2.69 per pound and $2.72 per pound, about 14.3% and 14.2% lower than in the first quarter of 2014, respectively. During the first six months of 2015 per pound LME spot copper prices ranged from $2.45 to $2.92. Average molybdenum and silver prices in the first six months of 2015 decreased 32.2% and 17.5%, respectively, while average zinc prices increased 4.3% when compared to the average prices in the first six months of 2014.

•      Sales structure: In the first half of 2015 approximately 79% of our revenue came from the sale of copper, 6% from molybdenum, 4% from silver, 4% from zinc and 7% from various other products, including gold, sulfuric acid and other materials.

•      Copper:  Regarding the copper market, we maintain our long term confidence in the positive fundamentals of this market.  Looking at demand, we are expecting worldwide copper demand growth of at about 3% for the year, approximately 700,000 tons of new demand. The main drivers are: a 4% demand growth in China, a continuation of demand recovery from export oriented European industries and a stable U.S. copper demand in line with the American GDP increment.

For the second and third quarters of 2015, demand has been affected by some macroeconomic headwinds that have created a bearish view on the speculative segment of demand for basic metals. However, we believe this effect has peaked and we should see a market recovery shortly.

On the supply side, as we have expressed in the past, we believe that several structural factors will continue to affect supply from new projects and existing operations, as well as scrap production. Among these factors we want to emphasize delays in project startups, technical problems, labor unrest, excess government taxation and other difficulties.

Current long term estimates by the most prestigious market analyst indicate a moderated surplus for this and next year and after that, a copper market deficit. However, as we approach 2016, we note a consistent reduction in expected market surpluses for these years due to supply underperformance. We believe the market will anticipate this deficit as we approach 2017.

We want to emphasize that copper prices at current levels are not sufficient to promote the necessary future supply growth, thereby improving the strong long term fundamentals of our industry.

•      Molybdenum: Our most significant by-product, represented 4.6% of the Company sales in the second quarter of 2015. In this quarter we saw molybdenum price deterioration consistent with our outlook for a 10% worldwide supply growth in 2015 coming from our Buenavista operation as well as Sierra Gorda, Toromocho and Caserones, among other projects. Demand for molybdenum will be affected in 2015 by lower demand for special alloys coming from the oil drilling industry. This will add to the noted difficulties.

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

•                  Zinc: Zinc has very good long term fundamentals due to its significant industrial consumption and expected mine production shutdowns. In the last 12 months zinc inventories have consistently decreased, improving this market’s fundamentals. We are expecting an increasing price scenario for zinc in the next few years.  Zinc represented 4.2% of our sales in the second quarter of 2015 and currently is our third most significant by-product.

•                  Silver: Regarding this metal, we believe that prices will have support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty. Silver represented 3.9% of our sales in the second quarter of 2015 and currently is our fourth most significant by-product. Silver prices averaged $16.38 per ounce in the second quarter of 2015.

•                  Production: For 2015, improvements in operational practices, exchange rate depreciation where we operate, lower fuel costs and capital investments will reduce costs and increase our copper and molybdenum production. Our current estimate for 2015 copper production is 771,500 tons, which is approximately 90,000 tons higher than last year’s production of 682,600 tons.

We expect to produce 23,200 tons of molybdenum in 2015, 0.3% higher than our 2014 production which represents an increase of our initial guidance of 21,500 tons. This variance will be a result of higher grades and recoveries at our Peruvian operations and the restore of production at our Buenavista mine.

In 2015, we also expect to produce 12.8 million ounces of silver, in line with 2014 production. Regarding zinc production, as we are solving the flooding problems at our IMMSA unit, for 2015 we expect to increase our production to 74,400 tons of zinc from our mines, which represents an increase of almost 7,800 tons when compared to 2014.

•    Cost: Our operating costs and expenses for the first half 2015 and 2014 were as follows ($ in millions):

			Variance
	2015	2014	Value	%
Operating costs and expenses	$1,717.6	$1,681.6	$36.0	2.1%

The increase was mainly due to higher cost of sales at our Mexican operations principally due to the increased volume of copper sales; higher depreciation, amortization and depletion; and $16.5 million for an environmental remediation provision at Buenavista.

•   Capital Investments: In the first six months of 2015, we invested $507.7 million on capital investments, 27.1% lower than in the first six months of 2014, and represented 88.0% of net income. We continue moving forward with our investment program to increase copper production capacity by approximately 90% from our 2013 production level of 617,000 tons to 1,165,000 tons by 2018.

•    Acquisition of El Pilar copper project: On July 6, 2015, we successfully completed the acquisition of El Pilar for a total consideration of $100 million in cash. El Pilar is a fully permitted, low capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine and 15 kilometers from the U.S. border. Its copper oxide mineralization contains estimated proven and probable reserves of 259 million tons of ore with an average copper grade of 0.30%. El Pilar will operate as a conventional open-pit mine and copper cathodes will be produced using the highly cost efficient and environmentally friendly SX-EW technology. The project currently contemplates average annual production of 35,000 tons of copper cathodes over an initial 13-year mine life, with start of commercial operations forecasted by 2018. On a preliminary basis, we estimate a required development investment of approximately $300 million and an average life-of-mine cash-cost of approximately $1.60 per pound. In the second half of 2015, we will commence a confirmatory exploration program together with a detailed review of potential synergies with our existing operations. We believe there are significant optimization opportunities that could positively impact both capital investments and operational costs. El Pilar is an opportunistic acquisition that further reinforces our disciplined growth strategy and focus on copper.

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

Earnings: The table below highlights key financial and operational data of our Company for the three and six months ended June 30, 2015 and 2014 (in millions, except per share amounts):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Variance	2015	2014	Variance
Net sales	$1,382.9	$1,487.4	$(104.5)	$2,657.7	$2,841.8	$(184.1)
Net income attributable to SCC	$294.7	$337.3	$(42.6)	$577.1	$660.6	$(83.5)
Earnings per share	$0.37	$0.40	$(0.03)	$0.72	$0.79	$(0.07)
Dividends per share	$0.10	$0.10	$—	$0.20	$0.22	$(0.02)
Pounds of copper sold	407.5	353.6	53.9	779.2	683.6	95.6

Net sales and net income in the first six months of 2015 were lower than the first six months of 2014 by $184.1 million and $83.5 million, respectively. These decreases were mainly the result of lower metal prices and lower silver sales volume, partially offset by higher sales volume of copper (+14.0%), molybdenum (+1.6%) and zinc (+6.5%), and higher zinc prices.

Production: The table below highlights mine production data for our Company for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,				Six months ended June 30,
			Variance				Variance
	2015	2014	Volume	%	2015	2014	Volume	%
Copper (in million pounds)	394.8	364.5	30.3	8.3%	786.4	724.3	62.1	8.6%
Molybdenum (in million pounds)	12.7	12.8	(0.1)	(1.1)%	25.6	25.1	0.5	2.0%
Zinc (in million pounds)	30.8	36.4	(5.6)	(15.3)%	64.3	82.3	(18.0)	(21.8)%
Silver (in million ounces)	3.2	3.2	—	0%	6.4	6.6	(0.2)	(3.3)%

The table below highlights copper production data at each of our mines for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
	2015	2014	Volume	%	2015	2014	Volume	%
COPPER (in million pounds)
Toquepala	79.5	76.0	3.5	4.5%	161.2	151.1	10.1	6.7%
Cuajone	101.0	98.7	2.3	2.3%	193.5	198.1	(4.6)	(2.3)%
La Caridad	71.6	70.7	0.9	1.2%	142.8	139.5	3.3	2.3%
Buenavista	139.5	116.5	23.0	19.8%	282.9	230.0	52.9	23.0%
IMMSA	3.2	2.6	0.6	24.1%	6.0	5.6	0.4	7.6%
Total mined copper	394.8	364.5	30.3	8.3%	786.4	724.3	62.1	8.6%

Second quarter: Copper mine production in the second quarter of 2015 increased 8.3% to 394.8 million pounds compared with 364.5 million pounds in the second quarter of 2014. This increase was due to higher production principally at Buenavista mine from the new SW-EW III plant and substantially all of our mines due to higher throughput at the concentrators, better ores grades and recoveries.

Molybdenum production decreased 1.1% in the second quarter of 2015 to 12.7 million pounds, compared to 12.8 million pounds in the second quarter of 2014. Molybdenum production decreased in our Mexican mines especially at our Buenavista mine due to water issues caused by illegal closures to our water wells by a group of people linked to previous miner´s union. This was partially offset by higher production in Peruvian mines principally due to better recovery in Toquepala and grades in both mines (Toquepala and Cuajone).

Silver mine production in the second quarter of 2015 remained similar to production in the same quarter of 2014.

Zinc production decreased 15.3% in the second quarter of 2015, as a result of lower production at Santa Eulalia mine where a flooding problem has disrupted operations. We expect to have production restored by the 4Q15.

Six months: Copper mine production in the first six months of 2015 increased 8.6% to 786.4 million pounds compared with 724.3 million pounds in the same period of 2014. This increase was due to:

•      Higher production at the Buenavista mine principally due to production from the new SX-EW III plant which came on line late in the second quarter of 2014.

•      Higher production at the Toquepala mine due to higher ore grades.

•      Higher production at the La Caridad mine due to higher throughput and ore grades, partially offset by

•      Lower production at the Cuajone mine due to lower ore grades and recoveries.

Molybdenum production had a slight increase of 2.0% in the first six months of 2015 compared to the same period of 2014, principally at our Peruvian operations due to higher grades. At our Mexican operations, molybdenum production decreased due to lower grades at La Caridad mine and water issues at our Buenavista mine.

Silver mine production decreased 3.3% in the first six months of 2015 as result of lower production at our Cuajone, Buenavista and IMMSA mines; this was partially offset by higher production at Toquepala and La Caridad.

Zinc production decreased 21.8% in the first six months of 2015 due to lower grades at all our IMMSA mines and lower production at Santa Eulalia mine.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metal prices.  For the remaining six months of 2015, assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver — per ounce)	$0.10	$1.00	$0.10	$1.00
Annual change in net income attributable to SCC (in millions)	$54.0	$14.5	$6.2	$4.0

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash cost per pound of copper produced.  Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies.  This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP.  A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading “Non-GAAP Information Reconciliation” on page 47. We disclose operating cash cost per pound of copper produced, both without and with the inclusion of by-product revenues.

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

Our operating cash cost per pound of copper produced, with and without by-product revenues, is presented in the table below for the three and six months ended June 30, 2015 and 2014.

Operating cash cost per pound of copper produced (1)

(in millions, except cost per pound and percentages)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Variance				Variance
	2015	2014	Value	%	2015	2014	Value	%
Total operating cash cost without by-product revenues	$645.5	$699.9	$(54.4)	(7.8)%	$1,278.6	$1,341.4	$(62.8)	(4.7)%

Total by-products revenues	$(211.5)	$(347.9)	$136.4	(39.2)%	$(470.5)	$(642.1)	$171.6	(26.7)%
Total operating cash cost with by-products revenues	$434.0	$352.0	$82.0	23.3%	$808.1	$699.3	$108.8	15.6%

Total pounds of copper produced	386.3	352.9	33.4	9.5%	767.6	702.7	64.9	9.2%

Operating cash cost per pound without by-product revenues	$1.67	$1.98	$(0.31)	(15.7)%	$1.67	$1.91	$(0.24)	(12.6)%
Operating cash cost per pound with by-products revenues	$1.12	$1.00	$0.12	12.0%	$1.05	$1.00	$0.05	5.0%

(1)   This is a non-GAAP measure. Please see page 47 for reconciliation to GAAP measure.

As seen on the table above, our cash cost without by-products revenues in the second quarter and the first six months of 2015 were 31cents and 24 cents lower than in the same periods of 2014. These important cash cost reductions resulted from lower production cost, principally from fuel, power and labor costs and the diluting effect of higher production at all our open pit mines from the new SX-EW III plant at Buenavista.

Our per pound cash cost for the three and six months ended June 30, 2015, when calculated with by-products revenues was 12 cents and 5 cents higher than in the same periods of 2014, respectively. This was largely attributable to lower by-product credits due to the decrease in metal prices of all our by-products and lower sales volumes of silver offset by the higher molybdenum sales due to the higher production from the Buenavista molybdenum plant.

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

Segment information is included in our review of “Results of Operations” in this item and also in Note 12 “Segment and Related Information” of our condensed consolidated financial statements.

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

Capital Investment Programs: We made capital investments of $507.7 million in the six months ended June 30, 2015, compared with $697.0 million in the same period of 2014. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

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

Projects in Mexico:

Buenavista Projects: We continue developing our $3.4 billion investment program at this unit which is expected to increase its copper production capacity by approximately 180%, and molybdenum production by 42%.

The new copper-molybdenum concentrator has an annual production capacity of 188,000 tons of copper and 2,600 tons of molybdenum. The project will additionally produce 2.3 million ounces of silver and 21,000 ounces of gold per year. The total capital budget of the project is $1,383.6 million and through June 30, 2015, the project has a 98% progress with an investment of $1,060.1 million. The project is expected to be completed in the third quarter of 2015. All major equipment is on site and has been installed.

Regarding the mine equipment acquisition for the Buenavista expansion, through June 30, 2015 we have invested $510.9 million and have received sixty-one 400-ton capacity trucks, seven shovels and eight drills required for the mine expansion. All of this equipment is currently in operation.

Regarding the SX-EW III plant, on July 2015, the Mexican authorities approved the initiation of activities in the Tinajas 2 leaching pad. This will allow us to achieve the designed annual production capacity of 120,000 tons of copper cathodes by the first quarter of 2016. As of June 30, 2015, we have invested $524.4 million in this project, including infrastructure, out of the approved capital budget of $524.5 million.

The crushing, conveying and spreading system for leachable ore project (Quebalix IV) will increase production by improving SX-EW copper recovery, reducing processing time and mining and hauling costs. It has a crushing and conveying capacity of 80 million tons per year and is expected to be completed by the second quarter of 2016. The project has a 69% progress with an investment of $167.5 million out of the approved capital budget of $340 million.

The remaining projects to complete the $3.4 billion budgeted program include investments in infrastructure, including power lines and substations, water supply, tailings dam, mine equipment shops, internal roads and others; with a global progress of 65% at June 30, 2015.

Angangueo: With an estimated investment of $174.7 million, Angangueo includes a concentrator plant which will have an estimated average annual metal content production of 10,400 tons of copper and 7,000 tons of zinc in the first seven years. Over the life of the mine, average annual concentrate production is expected to contain 2.4 million ounces of silver and 1,500 ounces of gold. Through June 30, 2015, we have spent $27.3 million on the project. The project is on hold waiting for the environmental permits.

Projects in Peru:

Toquepala Projects:  Through June 30, 2015, we have invested $354.6 million in Toquepala projects. On April 14, 2015 the construction permit for the Toquepala expansion project was approved, allowing us to continue its development. Once in operation, the Toquepala expansion will increase annual production capacity by 100,000 tons of copper, from 135,000 tons in 2015 to 235,000 tons in 2017, and will also increase molybdenum production by 3,100 tons at an estimated capital cost of $1.2 billion. It is estimated that the project will generate 2,200 jobs during the construction phase and 300 additional jobs once finished, which will add to current 1,500 permanent employees at Toquepala. The project is expected to be completed by fourth quarter of 2017.

The project to improve the crushing process at Toquepala with the installation of a High Pressure Grinding Roll (HPGR) system, which will act as a quaternary crusher, has as its main objective, to ensure that the concentrator will operate at its maximum capacity of 60,000 tons per day even with an increase of the ore material hardness index. Additionally, recoveries will be improved with a better ore crushing. We are finalizing commercial discussions with the selected vendor in order to initiate the project engineering and procurement. Once the engineering is sufficiently advanced we will start construction and plant assembly. The budget approved for this project is $40 million and we expect that it will be completed by the first quarter of 2017.

Cuajone Projects: The project to improve slope stability at the south area of the Cuajone mine, will remove approximately 148 million tons of waste material, in order to improve mine design without reducing current production level. The mine equipment acquired includes one shovel, five 400-ton capacity trucks, one drill and auxiliary equipment which will be reallocated to our mine operations once the project is finished. Besides preparing the mine for the future, this investment will avoid a reduction in average ore grade. As of June 30, 2015, 29.5 million tons of waste material have been removed and activities will continue for 3.5 additional years. At June 30, 2015, we have invested $67.7 million in this project.

The In-Pit Crushing and Conveyor (IPCC) Project consists of installing a primary crusher at the mine pit with a conveyor system for moving the ore to the concentrator. The purpose of this project is to optimize the hauling process by replacing rail haulage, thereby reducing operating and maintenance costs as well as the environmental impact of the Cuajone mine. The crusher will have a processing capacity of 43.8 million tons per year. We are completing the basic engineering and starting the detailed engineering. The main components including the crusher and the overland belt have been already acquired and we have started their installation. As of June 30, 2015, we have invested $58.1 million in this project out of the approved capital budget of $165.5 million. The project is expected to be completed by second quarter of 2017.

The project to replace tailing thickeners will replace two of the three existing thickeners with a new hi-rate thickener. The purpose is to streamline the concentrator flotation process and improve water recovery efficiency, increasing the tailings solids content from 54% to 61%, thereby reducing fresh water consumption by replacing it with recovered water. As of June 30, 2015, we have invested $0.1 million in this project out of the approved capital budget of $30 million and we expect it to be completed by the third quarter of 2016. We are in the bidding process that will allow us to pursue an engineering and procurement contract.

Tia Maria project: While we have received approval of Tia Maria´s Environmental Impact Assessment, the issuance of the project´s construction permit has been delayed pending the resolution of certain differences with community groups. The Peruvian government has recommended the establishment of a development dialogue roundtable for the resolution of these differences. As has always been done, we will invest responsibly and work hand-in-hand with the Peruvian communities. We have always acted with strict ethics and in absolute adherence of the law, with the utmost respect and confidence that Peru’s institutions will uphold the rule of law.

Tia Maria, when completed, will represent an investment of approximately $1.4 billion to produce 120,000 tons of copper cathodes per year. This project will use state of the art technology with the highest international environmental standards. We amended our Environmental Impact Assessment to use only seawater, transporting this more than 25 kilometers (15.5 miles) and at 1,000 meters (3,300 feet) above sea level, constructing a desalinization plant representing an additional investment of US$95 million for the productive process. In this manner, we guarantee that the Tambo Valley water resources will be used solely for farming and human consumption.

We expect the project to generate 3,500 jobs during the construction phase. When in operation, Tia Maria will directly employ 600 workers and indirectly another 2,000. Through its expected twenty-year life, the project related services will create significant business opportunities in the Arequipa region. In addition, we intend to implement social responsibility programs in the Arequipa region similar to those established in the communities near its other Peruvian operations.

In addition, we intend to implement social responsibility programs in the Arequipa region similar to those established in the communities near our other Peruvian operations.

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We are preparing bidding documents for the second stage that includes engineering and procurement to improve and increase the dam’s embankment. The project has a total budgeted cost of $66.0 million with $52.9 million invested through June 30, 2015.

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

El Arco: This is a world class copper deposit located in the central part of the Baja California peninsula, with ore reserves over 1.5 billion tons with an ore grade of 0.416% and 0.14 grams of gold per ton. In 2010, we concluded the feasibility study and an investment of $56.4 million was approved for land acquisition required for the project. This project, when developed, is expected to produce 190,000 tons of copper and 105,000 ounces of gold annually. Through June 30, 2015 we have invested $41.3 million on studies, exploration and land acquisition for the project. In 2015, we expect to continue investing in land acquisition and exploration. In addition, we will begin an engineering study to determine the best way to optimize the investment in the project.

The above information is based on estimates only.  We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  Preparation of these condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We make our best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves, revenue recognition, leachable material and related amortization, estimated impairment of assets, asset retirement obligations, litigation and contingencies, valuation allowances for deferred tax assets, tax positions and fair value of financial instruments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following highlights our financial results for the three and six month periods ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Variance	2015	2014	Variance
Net sales	$1,382.9	$1,487.4	$(104.5)	$2,657.7	$2,841.8	$(184.1)
Operating costs and expenses	(879.8)	(890.2)	10.4	(1,717.6)	(1,681.6)	(36.0)
Operating income	503.1	597.2	(94.1)	940.1	1,160.2	(220.1)
Non-operating income (expense)	(52.6)	(38.9)	(13.7)	(79.6)	(79.2)	(0.4)
Income before income taxes	450.5	558.3	(107.8)	860.5	1,081.0	(220.5)
Income taxes	(157.1)	(225.8)	68.7	(286.2)	(429.9)	143.7
Equity earnings of affiliate	2.6	5.9	(3.3)	5.4	11.8	(6.4)
Net income attributable to non-controlling interest	(1.3)	(1.1)	(0.2)	(2.6)	(2.3)	(0.3)
Net income attributable to SCC	$294.7	$337.3	$(42.6)	$577.1	$660.6	$(83.5)

NET SALES

Net sales for the second quarter 2015 decreased by $104.5 million, compared with the second quarter of 2014. The 7.0% decrease was principally the result of lower metal prices as shown below partially offset by higher sales volume of copper, zinc and gold.

Net sales in the first six months of 2015 decreased by $184.1 million, compared with the first six months of 2014. The 6.5% decrease was the same result of lower metal prices partially offset by higher sales volume of copper, molybdenum, zinc and gold.

The table below outlines the average published market metals prices for our metals for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Copper ($ per pound — LME)	$2.75	$3.08	(10.7)%	$2.69	$3.14	(14.3)%
Copper ($ per pound — COMEX)	$2.77	$3.10	(10.6)%	$2.72	$3.17	(14.2)%
Molybdenum ($ per pound) (1)	$7.45	$13.45	(44.6)%	$7.93	$11.69	(32.2)%
Zinc ($ per pound — LME)	$1.00	$0.94	6.4%	$0.97	$0.93	4.3%
Silver ($ per ounce —COMEX)	$16.38	$19.62	(16.5)%	$16.54	$20.04	(17.5)%

(1) Platt’s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Copper	80.9%	75.2%	79.0%	76.4%
Molybdenum	4.6%	11.9%	5.8%	10.4%
Silver	3.9%	4.8%	4.1%	4.7%
Zinc	4.2%	3.5%	4.4%	3.7%
Other by-products	6.4%	4.6%	6.7%	4.8%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Copper Sales (million pounds)	2015	2014	Variance	2015	2014	Variance
Refined (including SX-EW)	280.3	265.2	15.1	570.6	493.2	77.4
Rod	74.2	73.8	0.4	150.9	142.6	8.3
Concentrates and other	52.9	14.6	38.3	57.7	47.8	9.9
Total	407.4	353.6	53.8	779.2	683.6	95.6

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components for the three and six months ended June 30, 2015 and 2014 as a percentage of total production cost:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Power	15.8%	18.0%	16.8%	19.0%
Labor	13.9%	14.1%	14.1%	14.2%
Fuel	14.6%	16.4%	14.6%	16.5%
Maintenance	18.5%	15.8%	18.1%	15.1%
Operating material	20.3%	18.6%	19.8%	18.7%
Other	16.9%	17.1%	16.6%	16.5%
Total	100.0%	100.0%	100.0%	100.0%

Second quarter: Operating costs and expenses were $879.8 million in the second quarter of 2015, compared with $890.2 million in the comparable period of 2014. The decrease of $10.4 million was primarily due to:

Operating cost and expenses for the second quarter 2014		$890.2
Less:
•	Lower cost of sales (exclusive of depreciation, amortization and depletion), mainly due to lower fuel and power costs, labor costs, mining royalties, worker’s participation, lower currency translation, inventory consumption, and sales expenses, partially off-set by higher cost of metals purchased from third parties.	(19.7)
•	Lower exploration expenses mainly at Ecuador, Argentina, Chile and Peruvian operations.	(10.0)
•	Lower selling, general and administrative expenses.	(0.4)
Plus:
•	Higher depreciation, amortization and depletion mainly at our Peruvian operations as a result of acquisition of mine equipment.	9.2
•	Higher environmental remediation expense at Buenavista.	10.5
Operating cost and expenses for the second quarter 2015		$879.8

Six months: Operating costs and expenses were $1,717.6 million in the first six months of 2015, compared with $1,681.6 million in the comparable period of 2014. The increase of $36.0 million was primarily due to:

Operating cost and expenses for the six months 2014		$1,681.6
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties, higher inventory consumption and other production costs, partially off-set by lower fuel and power costs, labor costs, mining royalties, worker’s participation and currency translation.	18.2
•	Higher environmental remediation expense at Buenavista.	16.5
•	Higher depreciation, amortization and depletion mainly at our Peruvian operations due to acquisition of equipment and other assets.	15.7
Less:
•	Lower exploration expenses both our Mexican and Peruvian operations.	(14.3)
•	Lower selling, general and administrative.	(0.1)
Operating cost and expenses for the six months 2015		$1,717.6

NON-OPERATING INCOME (EXPENSES)

Non-operating income and expense were a net expense of $52.6 million and $79.6 million in the three and six month periods ended June 30, 2015, respectively, compared to a net expense of $38.9 million and $79.2 million in the comparable periods of 2014.

Second quarter: The $13.7 million increase in non-operating expense in the second quarter of 2015 is principally due to:

•                  $20.6 million of higher interest expenses due to April´s 2015 $2 billion bond issue.

•                  $  1.0 million of lower interest income due to lower interest rates, partially offset by

•                  $(3.9) million of higher capitalized interests.

•                  $(4.2) million of lower other miscellaneous expenses.

Six months: The increase of $0.4 million in non-operating expense in the first six months of 2015 is principally due to:

•                  $20.7 million of higher interest expenses due to April´s 2015 $2 billion bond issue.

•                  $  2.7 million of lower interest income, partially offset by

•                  $(18.1) million of higher capitalized interest due to higher capital investments related to our Mexican investment programs.

•                  $ (4.6) million of lower miscellaneous expenses.

INCOME TAXES

	Six months ended June 30,
	2015	2014
Provision for income tax (in millions)	$286.2	$429.9
Effective income tax rate	33.3%	39.8%

These provisions include income taxes for Peru, Mexico and the United States.  Some of the principal reasons for the change in the effective tax rate in the two six-month periods, include the Mexican royalty tax instituted beginning in 2014, and which increased the 2014 rate by approximately 4.6%, the impact on the 2015 rate was 2.6%.  In addition, a reduction in dividends from our Mexican operations decreased the 2015 effective rate by 1.3%.  Also, the Peru special mining tax had a positive variance in the 2015 period of 0.5%.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
Copper Sales (million pounds):	2015	2014	Value	%	2015	2014	Value	%

Peruvian operations	182.3	167.4	14.9	8.9%	349.9	334.5	15.4	4.6%
Mexican open-pit	225.2	186.2	39.0	20.9%	429.3	349.1	80.2	23.0%
Mexican IMMSA unit	4.1	4.4	(0.3)	(6.8)%	8.1	8.5	(0.4)	(4.7)%
Other and intersegment elimination	(4.1)	(4.4)	0.3	(6.8)%	(8.1)	(8.5)	0.4	(4.7)%
Total	407.5	353.6	53.9	15.2%	779.2	683.6	95.6	14.0%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and six month periods ended June 30, 2015 and 2014:

By-product Sales (in million pounds	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
except silver — in million ounces)	2015	2014	Value	%	2015	2014	Value	%
Peruvian operations
Molybdenum contained in concentrates	6.7	4.7	2.0	42.6%	13.6	9.5	4.1	43.2%
Silver	0.8	0.9	(0.1)	(11.1)%	1.5	1.6	(0.1)	(6.3)%

Mexican open-pit
Molybdenum contained in concentrates	5.8	8.1	(2.3)	(28.4)%	11.8	15.5	(3.7)	(23.9)%
Silver	1.9	2.0	(0.1)	(5.0)%	3.9	3.6	0.3	8.3%

Mexican IMMSA unit
Zinc — refined and in concentrate	53.6	51.9	1.7	3.3%	112.5	105.6	6.9	6.5%
Silver	1.0	1.2	(0.2)	(16.7)%	2.1	2.6	(0.5)	(19.2)%

Other and intersegment elimination
Silver	(0.4)	(0.5)	0.1	(20.0)%	(0.9)	(1.0)	0.1	(10.0)%

Total by-product sales
Molybdenum contained in concentrates	12.5	12.8	(0.3)	(2.3)%	25.4	25.0	0.4	1.6%
Zinc — refined and in concentrate	53.6	51.9	1.7	3.3%	112.5	105.6	6.9	6.5%
Silver	3.3	3.6	(0.3)	(8.3)%	6.6	6.8	(0.2)	(2.9)%

Sales value per segment (in millions):

	Three Months Ended June 30, 2015 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$619.7	$8.0	$498.8	$(8.0)	$1,118.5
Molybdenum	31.3	—	31.8	—	63.1
Zinc	—	58.7	—	—	58.7
Silver	30.3	15.8	13.4	(5.5)	54.0
Other	52.3	20.0	18.3	(2.0)	88.6
Total	$733.6	$102.5	$562.3	$(15.5)	$1,382.9

	Three Months Ended June 30, 2014 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$588.9	$10.9	$529.2	$(10.9)	$1,118.1
Molybdenum	114.6	—	62.9	—	177.5
Zinc	—	51.9	—	—	51.9
Silver	39.7	23.1	17.9	(9.1)	71.6
Other	28.9	24.3	17.6	(2.5)	68.3
Total	$772.1	$110.2	$627.6	$(22.5)	$1,487.4

	Six Months Ended June 30, 2015 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,158.5	$16.9	$941.0	$(16.9)	$2,099.5
Molybdenum	74.4	—	79.0	—	153.4
Zinc	—	117.4	—	—	117.4
Silver	63.0	34.6	24.8	(12.5)	109.9
Other	101.9	42.9	37.7	(5.0)	177.5
Total	$1,397.8	$211.8	$1,082.5	$(34.4)	$2,657.7

	Six Months Ended June 30, 2014 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,107.1	$22.7	$1,063.6	$(22.7)	$2,170.7
Molybdenum	187.4	—	108.1	—	295.5
Zinc	—	104.8	—	—	104.8
Silver	70.7	49.9	32.1	(18.0)	134.7
Other	55.1	53.1	34.1	(6.2)	136.1
Total	$1,420.3	$230.5	$1,237.9	$(46.9)	$2,841.8

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Mexico	$417.0	$379.1	$891.4	$718.0
United States	236.6	304.1	436.7	580.9
Asia	346.9	233.8	573.6	494.4
Europe	163.3	215.3	311.5	401.6
Chile	27.7	136.4	63.8	228.8
Brazil	80.6	100.9	164.2	200.7
Peru	88.9	75.8	173.3	146.8
Other countries	21.9	42.0	43.2	70.6
Total	$1,382.9	$1,487.4	$2,657.7	$2,841.8

Peruvian Operations:

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian operations segment, for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Net sales	$562.3	$627.6	$(65.3)	(10.4)%	$1,082.5	$1,237.9	$(155.4)	(12.6)%
Operating costs and expenses	(410.6)	(412.5)	1.9	(0.5)%	(779.5)	(795.9)	16.4	(2.1)%
Operating income	$151.7	$215.1	$(63.4)	(29.5)%	$303.0	$442.0	$(139.0)	(31.4)%

Second quarter:  Net sales in the second quarter of 2015 were $562.3 million, compared with $627.6 million in the second quarter of 2014. The decrease of $65.3 million was primarily the result of lower copper, molybdenum and silver prices partially offset by higher copper and molybdenum sales volume. Copper sales volume increased by 14.9 million pounds or 8.9% and molybdenum, by 2.0 million pounds or 42.6%.

Operating costs and expenses in the second quarter of 2015 decreased by $1.9 million to $410.6 million from $412.5 million in the second quarter of 2014, primarily due to:

Operating cost and expenses for the second quarter 2014		$412.5
Less:
•	Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower production cost and lower inventory consumption, partially offset by higher worker´s participation and higher metals purchased from third parties.	(7.5)
•	Lower selling, general and administrative expense, and	(1.2)
•	lower exploration expenses.	(2.2)
Plus:
•	Higher depreciation, amortization and depletion mainly due to the acquisition of mine equipment.	9.0
Operating cost and expenses for the second quarter 2015		$410.6

Six months: Net sales in the first six months of 2015 were $1,082.5 million, compared with $1,237.9 million in the first six months of 2014.  The decrease of $155.4 million was mainly the result of lower market prices, partially offset by higher sales volume of copper and molybdenum. Copper sales volume increased by 15.4 million pounds or 4.6% and molybdenum, by 4.1 million pounds or 43.2%.

Operating costs and expenses in the first six months of 2015 decreased by $16.4 million to $779.5 million from $795.9 million in the first six months of 2014, primarily due to:

Operating cost and expenses for the six months 2014		$795.9
Less:
•	Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower production cost and lower inventory consumption partially offset by higher metals purchased from third parties.	(27.6)
•	Lower selling, general and administrative expenses.	(2.1)
•	Lower exploration expenses	(1.4)
Plus:
•	Higher depreciation, amortization and depletion due to the acquisition of mine equipment and other assets.	14.7
Operating cost and expenses for the six months 2015		$779.5

Mexican Open-pit Operations:

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open-pit operations segment for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Net sales	$733.6	$772.1	$(38.5)	(5.0)%	$1,397.8	$1,420.3	$(22.5)	(1.6)%
Operating costs and expenses	(383.1)	(376.9)	(6.2)	1.6%	(750.1)	(670.6)	(79.5)	11.9%
Operating income	$350.5	$395.2	$(44.7)	(11.3)%	$647.7	$749.7	$(102.0)	(13.6)%

Second quarter: Net sales in the second quarter of 2015 were $733.6 million, compared to $772.1 million in the second quarter of 2014.  The decrease of $38.5 million was due to lower metal prices partially offset by higher copper sales volume. Copper sales volume increased by 39.0 million pounds or 20.9%.

Operating costs and expenses in the second quarter of 2015 increased by $6.2 million from the comparable 2014 period, primarily due to:

Operating cost and expenses for the second quarter 2014		$376.9
Plus:
•	Environmental remediation cost, Rio Sonora.	10.5
•	Higher selling, general and administrative expenses.	2.5
•	Higher depreciation, amortization and depletion mainly due to the start-up of the molybdenum and SX-EW plants at the Buenavista mine and other equipment.	5.5
•	Higher exploration expenses	0.2
Less:
•	Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower cost of material purchased from third parties and lower inventory consumption, partially offset by, higher production cost.	(12.5)
Operating cost and expenses for the second quarter 2015		$383.1

Six months:  Net sales in the first six months of 2015 were $1,397.8 million, compared to $1,420.3 million in the first six months of 2014. The decrease of $22.5 million was due to lower copper, molybdenum and silver prices and slower molybdenum sales volume, partially offset by higher copper sales volume. Copper sales volume increased 80.2 million pounds or 23.0%.

Operating costs and expenses in the first six months of 2015 increased by $81.9 million from the comparable 2014 period, primarily due to:

Operating cost and expenses for the six months 2014		$670.6
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of material purchased from third parties, higher inventory consumption and other production costs; partially offset by lower workers’ participation, lower production costs, lower labor costs and currency translation effect.	54.8
•	Higher selling, general, administrative and exploration expenses.	3.1
•	Environmental remediation cost, Rio Sonora.	16.5
•	Higher depreciation, amortization and depletion due to the start-up of the molybdenum and SX-EW plant at Buenavista and other equipment.	5.0
•	Higher exploration expenses	0.1
Operating cost and expenses for the six months 2015		$750.1

Mexican Underground Operations (IMMSA):

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Net sales	$102.5	$110.2	$(7.7)	(7.0)%	$211.8	$230.5	$(18.7)	(8.1)%
Operating costs and expenses	$(89.9)	$(102.1)	$12.2	(11.9)%	$(191.7)	$(203.0)	$11.3	(5.6)%
Operating income	$12.6	$8.1	$4.5	55.6%	$20.1	$27.5	$(7.4)	(26.9)%

Second quarter: Net sales decreased by $7.7 million to $102.5 million in the second quarter of 2015 from $110.2 million in the second quarter of 2014.  The decrease of 7.0% was primarily due to lower copper, zinc and silver sales price partially offset by higher zinc and copper sales volume.

Operating costs and expenses in the second quarter of 2015 decreased by $12.2 million from the comparable 2014 period.  This decrease was primarily due to:

Operating cost and expenses for the second quarter 2014	$102.1
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion).	(5.4)
• Lower general and administrative expenses.	(2.4)
• Lower exploration expenses.	(4.5)
Operating cost and expenses for the second quarter 2015	$89.9

Six months: Net sales in the first six months of 2015 were $211.8 million, compared to $230.5 million in the same period of 2014.  This decrease of $18.7 million in net sales was primarily due to lower zinc and copper sales prices partially offset by higher zinc sales volume (+6.5%).

Operating costs and expenses in the first six months of 2015 decreased by $11.3 million from the comparable 2014 period.  This increase was primarily due to:

Operating cost and expenses for the six months 2014	$203.0
Less:
• Lower selling, general and administrative expenses and	(4.2)
• Lower exploration expenses	(7.2)
Operating cost and expenses for the six months 2015	$191.7

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow:

The following table shows the cash flow for the first six months 2015 and 2014 (in millions):

	2015	2014	Variance
Net cash provided by (used in) operating activities	$533.2	$681.8	$(148.6)
Net cash provided by (used in) investing activities	$(739.5)	$(773.8)	$34.3
Net cash provided by (used in) financing activities	$1,395.1	$(249.1)	$1,644.2

Net cash provided by operating activities:

Significant items were added to (deducted from) net income to arrive at operating cash flow in the first six months. These items include depreciation, amortization and depletion, deferred income taxes and other adjustments, as follows (in millions):

	2015	2014	Variance
Net income	$579.7	$663.0	$(83.3)
Depreciation, amortization and depletion	242.3	226.5	15.8
Provision (benefit) for deferred income taxes	(64.9)	(56.8)	(8.1)
Other adjustments to net income	(20.1)	(12.3)	(7.8)
Change in operating assets and liabilities	(203.8)	(138.6)	(65.2)
Net cash provided by operating activities	$533.2	$681.8	$(148.6)

Six months ended June 30, 2015: Net income was $579.7 million, approximately 108.7% of the net operating cash flow. An increase in operating assets and liabilities reduced operating cash flow by $203.8 million and included:

•                  $59.1 million decrease in accounts receivable.

•                  $(108.0) million increase in inventory, mainly due to $(118.0) million of higher long-term leachable material inventory, mainly at our Buenavista mine.

•                  $(149.3) million decrease in accounts payable and accrued liabilities, and was mainly due to a $(36.1) million lower income tax provision, $(77.0) million of lower workers participation due to the decrease in earnings, and $(36.2) million less of other liabilities.

Six months ended June 30, 2014: net income was $663.0 million, approximately 97.2% of the net operating cash flow. An increase in operating assets and liabilities decreased operating cash flow by $138.6 million and included:

•                  $(49.9) million increase in accounts receivable.

•                  $(160.7) million increase in inventory, mainly due to $(60.7) million of higher short-term inventory and $(100.1) million of higher long-term leachable material inventory, mainly at our Buenavista mine, partially offset by

•                  An increase in accounts payable and accrued liabilities mainly due to higher income tax and interest provision and higher others liabilities.

Net cash used in investing activities:

Six months ended June 30, 2015: Net cash used for investing activities included $507.7 million for capital investments. The capital investments included:

•                  $387.2 million of investments at our Mexican operations:

•                  $83.2 million for the new Buenavista concentrator

•                  $  9.0 million for the SX-EW III project,

•                  $42.2 million for new projects infrastructure,

•                  $27.8 million for the new tailing disposal deposit at the Buenavista mine,

•                  $48.6 million for the Quebalix IV project,

•                  $24.8 million for the tailings discharge line to deposit and reclaimed water system at the Buenavista mine,

•                  $ 15.4 million at our IMMSA unit, and

•                  $136.2 million for various other replacement expenditures.

•                  $120.5 million of investments at our Peruvian operations:

•                  $  8.6 million for the Toquepala projects,

•                  $  25.0 million for the In-Pit Crushing and Conveyor (IPCC) Project at Cuajone

•                  $    5.8 million for the Tia Maria project

•                  $    1.5 million for licenses and other related costs for the new business planning system

•                  $    5.4 million for the Cuajone projects, and

•                  $74.2 million for various other replacement expenditures.

The six months ended June 30, 2015 investment activities include $234.8 million of net purchases of short-term investments.

Six months ended June 30, 2014:  Net cash used for investing activities in the first six months of 2014 included $697.0 million for capital expenditures.  The capital expenditures included:

•                  $541.6 million of investments at our Mexican operations:

•                  $227.3 million for the new Buenavista concentrator,

•                  $  69.1 million for the SX-EW III project,

•                  $  30.7 million for new projects infrastructure,

•                  $  16.3 million for the Quebalix IV project,

•                  $  18.3 million at our IMMSA unit, and

•                  $179.9 million for various other replacement expenditures.

•                  $155.4 million of investments at our Peruvian operations:

•                  $  21.3 million for the Toquepala projects,

•                  $    6.7 million for the Cuajone projects, and

•                  $127.4 million for various other replacement expenditures.

The first six months of 2014 investment activities included a net purchase of short-term investments of $81.6 million.

Net cash provided from (used for) financing activities:

Six months ended June 30, 2015: Net cash provided from financing activities was $1,395.1 million and included:

•                  $   2.0 billion from the issuance of unsecured notes in April 2015 net of underwriting discount and debt cost issuance,

Net of

•                  $160.3 million of dividend distribution and

•                  $414.6 million used for the repurchase of 14.6 million of our common shares

In addition, the 2015 period includes both the draw-down of a short-term loan of $66 million and the repayment of the loan.

Six months ended June 30, 2014: Net cash used for financing activities was $249.1 million and included:

•                  $183.4 million of dividend distribution and

•                  $  65.5 million used for the repurchase of 2.3 million of our common shares

Dividends:

On May 27, 2015, we paid a quarterly dividend of $0.10 per share, totaling $79.8 million. On July 23, 2015, our Board of Directors authorized a quarterly dividend of $0.10 per share, expected to total $79.7 million, to be paid on August 27, 2015 to SCC shareholders of record at the close of business on August 13, 2015.

Capital Investment and Exploration Programs:

A discussion of our capital investment programs is an important part of understanding our liquidity and capital resources.  We expect to meet the cash requirements for these capital investments from cash on hand, internally generated funds and from additional external financing if required.  For information regarding our capital investment programs, please see the discussion under the caption “Capital Investment Programs” under this Item 2 and for our exploration activities, see Item 2 “Properties — Explorations Activities” on our 2014 Form 10-K for the year ended December 31, 2014.

Contractual Obligations:

As a result of the new debt issued in April 2015, the following information updates our significant contractual obligations disclosed in Part II, Item 7 of our Annual report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 2, 2015 (in millions):

CONTRACTUAL OBLIGATIONS

	Total	2015	2016	2017	2018	2019	2020 and Thereafter
Total as reported in 2014 Form 10-K	$20,710.0	$1,711.3	$855.7	$744.3	$706.5	$724.3	$15,648.6
Revision to long-term debt payments	2,000.0						2,000.0
Revision to interest on debt	3,126.7	32.3	108.2	108.2	108.2	108.2	2,661.6
Revised total contractual obligations	$25,836.7	$1,743.6	$963.9	$852.5	$814.7	$832.5	$20,310.2

Other than the new debt, adjusted as indicated above, there have been no material changes in our other contractual obligations since year-end 2014.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 33) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our condensed consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)
Add:	$706.9	$1.83	$726.6	$2.06	$1,386.7	$1.81	$1,368.5	$1.95
Selling, general and administrative	25.0	0.07	25.4	0.07	49.8	0.07	49.9	0.07
Sales premiums, net of treatment and refining charges	(5.2)	(0.01)	(15.5)	(0.04)	(21.4)	(0.03)	(26.4)	(0.04)
Less:
Workers’ participation	(38.4)	(0.10)	(50.7)	(0.14)	(72.4)	(0.09)	(103.8)	(0.15)
Cost of metal purchased from third parties	(92.7)	(0.24)	(28.5)	(0.08)	(143.6)	(0.19)	(70.4)	(0.10)
Royalty charge and other, net	(8.9)	(0.03)	(14.3)	(0.05)	(12.3)	(0.02)	(32.3)	(0.04)
Inventory change	58.8	0.15	56.9	0.16	91.8	0.12	155.9	0.22
Operating cash cost without by-products revenues	$645.5	$1.67	$699.9	$1.98	$1,278.6	$1.67	$1,341.4	$1.91
Add:
By-product revenues (1)	(197.9)	(0.51)	(336.2)	(0.95)	(446.1)	(0.58)	(624.5)	(0.89)
Net revenue on sale of metal purchased from third parties	(13.6)	(0.04)	(11.7)	(0.03)	(24.4)	(0.04)	(17.6)	(0.02)
Total by-product revenues	(211.5)	(0.55)	(347.9)	(0.98)	(470.5)	(0.62)	(642.1)	(0.91)

Operating cash cost, with by-product revenues	$434.0	$1.12	$352.0	$1.00	$808.1	$1.05	$699.3	$1.00

Total pounds of copper produced (in millions)	386.3		352.9		767.6		702.7

(1)                         By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Molybdenum	$(63.0)	$(0.16)	$(177.5)	$(0.50)	$(153.4)	$(0.20)	$(295.5)	$(0.42)
Silver	(48.2)	(0.13)	(65.1)	(0.18)	(97.0)	(0.13)	(117.3)	(0.17)
Zinc	(31.9)	(0.08)	(27.4)	(0.08)	(78.2)	(0.10)	(80.3)	(0.11)
Sulfuric Acid	(31.4)	(0.08)	(32.6)	(0.09)	(65.0)	(0.09)	(64.0)	(0.09)
Gold and others	(23.4)	(0.06)	(33.6)	(0.10)	(52.5)	(0.06)	(67.4)	(0.10)
Total	$(197.9)	$(0.51)	$(336.2)	$(0.95)	$(446.1)	$(0.58)	$(624.5)	$(0.89)

IMPACT OF NEW ACCOUNTING STANDARDS

In addition to that disclosed during the first quarter, during the second quarter of 2015, the FASB issued, among others, the following five new accounting updates to the Codification.

ASU 2015-03: On April 7, 2015, the FASB issued ASU 2015-03 “Interest — Imputation of Interest” (Subtopic 835-30). The objective is to simplify the presentation of debt issuance costs such that they are to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability.

The Company has decided to early adopt this ASU and retrospectively reclassify debt issuance costs. Please see Note 2 — “Change in Accounting Principle” for further information.

ASU 2015-05: On April 2015, the FASB issued ASU 2015-05 “Intangibles — Goodwill and Other — Internal-Use Software”. The objective is to provide guidance to customers about whether a cloud computing arrangement includes a software license. If it does, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If it does not, then the customer should account for the arrangement as a service contract.

This Update is effective for public business entities for years beginning after December 15, 2015 and interim periods within those years.

ASU 2015-07: On May 2015, the FASB issued ASU 2015-07 “Fair Value Measurement” (Topic 820). The objective is to amend disclosure requirements related to investments in entities for which fair value is measured at net asset value using the practical expedient in Topic 820.

The amendments in this Update are effective for public business entities for years beginning after December 15, 2015 and interim periods within those years.

ASU 2015-08:  On May 2015, the FASB issued ASU 2015-08 “Business Combination” (Topic 805). The objective is to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115 related to push-down accounting.

The amendments in this Update are effective from the date of publication.

ASU 2015-10: On June 2015, the FASB issued ASU 2015-10 “Technical Corrections and Improvements”. These amendments represent changes to clarify the Codification, correct unintended application of guidance, or make improvements that are not expect to have a significant effect on current accounting practice.

The amendments requiring transition guidance are effective for all entities for years, and interim periods within those years, beginning after December 15, 2015. All other amendments are effective upon the issuance of this Update.

None of the aforementioned updates are expected to materially impact the Company’s consolidated financial information.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

We are subject to market risks arising from the volatility of copper and other metal prices.  For the remaining six months of 2015, assuming that expected metal production and sales are achieved, that tax rates are unchanged, and giving no effects to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver — per ounce)	$0.10	$1.00	$0.10	$1.00
Annual change in net income attributable to SCC (in millions)	$54.0	$14.5	$6.2	$4.0

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar.  Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars.  In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by exchange rate variances of the nuevo sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Peru:
Peruvian inflation rate	1.3%	0.8%	2.6%	2.2%

Initial exchange rate	3.097	2.809	2.989	2.796
Closing exchange rate	3.179	2.796	3.179	2.796
Appreciation/(devaluation)	(2.6)%	0.5%	(6.4)%	—

Mexico:
Mexican inflation rate	(0.6)%	(0.3)%	(0.1)%	1.1%

Initial exchange rate	15.154	13.084	14.718	13.077
Closing exchange rate	15.568	13.032	15.568	13.032
Appreciation/(devaluation)	(2.7)%	0.4%	(5.8)%	0.3%

Change in monetary position:

Assuming an exchange rate variance of 10% at June 30, 2015 we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect on net earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. nuevo sol	$8.3
Devaluation of 10% in U.S. dollar vs. nuevo sol	$(10.1)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$2.7
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(3.3)

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

At June 30, 2015, we have recorded provisionally priced sales of 123.3 million pounds of copper, at an average forward price of $2.62 per pound. Also we have recorded provisionally priced sales of 17.1 million pounds of molybdenum at the June 30, 2015 market price of $6.25 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

During the month of July 2015, the market price of copper and molybdenum decreased. The effect of these changes on sales for the first six months of 2015 settling in July 2015 was a reduction of $11.7 million in sales. Additionally, forward prices for copper as of July 24, 2015 also decreased, the effect of this decrease on open sales during the first six months of 2015 settling after July 2015 would be a further reduction of $10.9 million in sales. See Note 6 to our condensed consolidated financial statements for further information.

Provisional sales price adjustments included in accounts receivable and net sales at June 30, 2015 represented negative effects of $6.7 million for copper and $15.7 for molybdenum.

Short-term Investment:

Short-term investments were as follows ($ in millions):

	At June 30, 2015	At December 31, 2014
Trading securities	$569.0	$333.7
Weighted average interest rate	0.52%	0.78%

Available for sale	$4.3	$4.9
Weighted average interest rate	0.49%	0.44%
Total	$573.3	$338.6

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. We have the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and at June 30, 2015 and December 31, 2014, included corporate bonds and asset and mortgage backed obligations.  As of June 30, 2015 and December 31, 2014, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments we earned interest, which was recorded as interest income in the condensed consolidated statement of earnings.  Also we redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments (in millions):

	Three months ended				Six months ended
	June 30,				June 30,
	2015		2014		2015		2014
Trading securities:
Interest earned	$0.2		$1.1		$0.5		$2.5
Unrealized gain (loss) at the end of the period	$(0.2)		$1.7		$(0.2)		$1.7

Available for sale:
Interest earned	(*	)	(*	)	(*	)	(*	)
Investment redeemed	$0.4		$0.2		$0.6		$0.2

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2015, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, the Company´s management, including its Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015.

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

In response to the material weakness described above, the Company is executing a remediation plan, with oversight from the Audit Committee of the Board of Directors:

•                  As part of the remediation plan, SAP, the Company’s new business planning system, was implemented at the Company’s Mexican operations beginning February 5, 2015. During the second quarter of 2015, the Company has implemented the security tools that SAP provides and which have allowed and will continue to allow the Company to identify and remediate conflicts in terms of segregation of duties. Those controls will assist the Company in assuring that access control authorizations are functioning and transactions and data entered into the financial and related systems are properly authorized, based on the Company’s organizational structure, positions and assigned responsibilities.

•                  The Company’s monitoring activity, including the testing of related controls, will continue during the second half of 2015. The Company has put in place processes and procedures, with strict management supervision and monitoring by the Audit Committee of the Board of Directors, to ensure that the remediation plan will be complete in 2015, once the controls have been operational for a sufficient period of time to allow management to conclude that the controls are operating effectively.

•                  Additionally, the Company is also implementing SAP at its operations in Peru, which will improve the processes that consist of the Company’s internal control over financial reporting and will, as part of its process, require testing for effectiveness.

Notwithstanding the material weakness in our internal control over financial reporting, described above, the Company’s management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with accounting principles generally accepted in the United States of America.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Except as discussed in the Evaluation of Disclosure Controls and Procedures above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of June 30, 2015, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014 and cash flows for the three-month and six-month periods ended June 30, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

July 30, 2015

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note 11 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

There have been no material changes to our risk factors during the first six months ended June 30, 2015. For additional information on risk factors, refer to “Risk Factors” included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 2, 2015.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds:

SCC share repurchase program:

In 2008, the Company´s BOD authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Pursuant to this program, the Company purchased common stock as shown in the table below.  These shares are available for general corporate purposes. The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time.

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost
From	To	Purchased	Share	Announced Plan	@ $29.41 (*)	($ in millions)
2008	2012	46,914,486	$18.72	46,914,486		$878.1
2013		10,245,000	27.47	57,159,486		281.4
2014		22,711,428	30.06	79,870,914		682.8
2015
01/01/15	01/31/15	5,927,154	27.12	85,798,068		160.7
02/01/15	02/28/15	2,590,076	29.45	88,388,144		76.3
03/01/15	03/31/15	4,563,649	29.16	92,951,793		133.1
Total first quarter		13,080,879	29.29			370.1

04/01/15	04/30/15	1,511,200	29.42	94,462,993		44.5
Total second quarter		1,511,200	29.42			44.5
					25,269,210
Total purchased		94,462,993	$23.89			$2,256.9

(*) NYSE closing price of SCC common shares at June 30, 2015.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 86.1% as of June 30, 2015.

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

14.0

Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on April 23, 2015. (Filed as Exhibit 14 to the Company’s Current Report on Form 8-K filed April 29, 2015 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2015 and 2014; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iii) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2015 and 2014; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

July 30, 2015

/s/ Raul Jacob
Raul Jacob
Vice President, Finance and Chief Financial Officer

July 30, 2015

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

14.0

Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on April 23, 2015. (Filed as Exhibit 14 to the Company’s Current Report on Form 8-K filed April 29, 2015 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2015 and 2014; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iii) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2015 and 2014; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.