Form 10-Q
period 2015-09-30
SOUTHERN COPPER CORP/
filed 2015-10-30
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

As of October 30, 2015 there were outstanding 785,376,170 shares of Southern Copper Corporation common, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.
Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2015 and 2014	3

	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014	4

	Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	5

	Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2015 and 2014	6

	Notes to Condensed Consolidated Financial Statements	7-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-47

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	48-49

Item 4.	Controls and procedures	50

	Report of Independent Registered Public Accounting Firm	51

Part II. Other Information:

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	52

Item 4.	Mine Safety Disclosures	52

Item 6.	Exhibits	53-54

	Signatures	55

	List of Exhibits	56-57

Exhibit 15	Independent Accountants’ Awareness Letter	58

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	59

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	60

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	61

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	62

Exhibit 101

Financial statements for the three and nine months ended September 30, 2015 Formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

		Submitted electronically with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)

Net sales (including sales to related parties, see note 7)	$1,133,602	$1,474,647	$3,791,332	$4,316,442
Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	670,742	729,506	2,057,432	2,097,989
Selling, general and administrative	23,578	26,282	73,410	76,177
Depreciation, amortization and depletion	131,576	113,923	373,841	340,467
Exploration	13,743	20,638	36,142	57,317
Environmental remediation	7,043	37,163	23,503	37,163
Total operating costs and expenses	846,682	927,512	2,564,328	2,609,113

Operating income	286,920	547,135	1,227,004	1,707,329

Interest expense	(92,414)	(67,728)	(244,093)	(198,943)
Capitalized interest	27,579	33,153	99,533	86,918
Other (expense) income	(4,297)	(21,066)	(9,666)	(31,051)
Interest income	2,908	3,765	8,438	12,017
Income before income taxes	220,696	495,259	1,081,216	1,576,270

Income taxes (including royalty taxes, see note 4)	125,336	175,405	411,571	605,336
Net income before equity earnings of affiliate	95,360	319,854	669,645	970,934
Equity earnings of affiliate, net of income tax	4,039	5,926	9,454	17,825
Net income	99,399	325,780	679,099	988,759
Less: Net income attributable to non-controlling interest	962	1,463	3,518	3,800
Net income attributable to SCC	$98,437	$324,317	$675,581	$984,959

Per common share amounts attributable to SCC:
Net income — basic and diluted	$0.12	$0.39	$0.85	$1.18
Dividends paid	$0.10	$0.12	$0.30	$0.34
Weighted average common shares outstanding — basic and diluted	793,155	829,216	798,869	832,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015		2014	2015		2014
	(in thousands)
Net income	$99,399		$325,780	$679,099		$988,759

Other comprehensive income (loss) net of tax: - Amortization of actuarial gain net of income tax for the three months ended September 30, 2015 - $(*) and 2014 - $44 and for the nine months ended September 30, 2015 - $(*) and 2014 - $102	(*	)	65	(*	)	(152)

Total comprehensive income	99,399		325,845	679,099		988,607

Comprehensive income attributable to non-controlling interest	962		1,463	3,518		3,800
Comprehensive income attributable to SCC	$98,437		$324,382	$675,581		$984,807

(*) amount is lower than $0.1 million

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2015	2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$504,491	$363,970
Restricted cash	5,574	19,456
Short-term investments	882,147	338,589
Accounts receivable trade	419,920	540,245
Accounts receivable other (including related parties 2015 - $32,046 and 2014 - $32,835)	96,884	81,635
Inventories	804,825	836,464
Deferred income tax	97,964	119,510
Other current assets	199,099	189,920
Total current assets	3,010,904	2,489,789

Property, net	7,872,897	7,436,430
Leachable material	726,409	512,718
Intangible assets, net	202,835	123,554
Related parties receivable	161,244	161,244
Deferred income tax	602,709	553,948
Equity method investment	70,908	66,723
Other assets	217,303	182,336
Total assets	$12,865,209	$11,526,742

LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$200,000
Accounts payable (including related parties 2015 -$51,498 and 2014 - $69,083)	542,752	549,667
Accrued income taxes	37,217	80,101
Deferred income taxes	13,360	13,360
Accrued workers’ participation	106,725	198,009
Accrued interest	128,551	70,824
Other accrued liabilities	36,929	38,944
Total current liabilities	865,534	1,150,905

Long-term debt	5,950,892	3,980,863
Deferred income taxes	338,174	385,545
Other liabilities and reserves	44,654	56,697
Asset retirement obligation	113,942	116,133
Total non-current liabilities	6,447,662	4,539,238

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock	8,846	8,846
Additional paid-in capital	3,338,439	3,344,669
Retained earnings	4,782,623	4,346,818
Accumulated other comprehensive income	4,813	4,813
Treasury stock, at cost, common shares	(2,617,827)	(1,900,686)
Total Southern Copper Corporation stockholders’ equity	5,516,894	5,804,460
Non-controlling interest	35,119	32,139
Total equity	5,552,013	5,836,599

Total liabilities and equity	$12,865,209	$11,526,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
OPERATING ACTIVITIES
Net income	$99,399	$325,780	$679,099	$988,759
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	131,576	113,923	373,841	340,467
Equity earnings of affiliate, net of dividends received	(2,036)	(3,184)	(4,185)	(10,181)
(Gain) loss on currency translation effect	4,733	(14,856)	(14,505)	(20,663)
(Benefit) provision for deferred income taxes	1,558	(76,230)	(63,352)	(133,052)
Other, net	688	932	1,983	1,484

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	61,199	68,956	120,325	19,039
Decrease (increase) in inventories	(74,091)	(39,742)	(182,052)	(200,486)
(Decrease) increase in accounts payable and accrued liabilities	49,699	202,050	(99,604)	244,129
Decrease (increase) in other operating assets and liabilities	(10,860)	(143,026)	5,524	(113,139)
Net cash provided by operating activities	261,865	434,603	817,074	1,116,357

INVESTING ACTIVITIES
Capital investments	(316,171)	(410,450)	(845,931)	(1,107,484)
Payment to acquire business, net of cash acquired	(100,448)	—	(100,448)	—
Proceeds from (purchase of) short-term investments, net	(308,794)	81,897	(543,558)	282
Sale of property	244	15	3,200	4,896
Net cash used in investing activities	(725,169)	(328,538)	(1,486,737)	(1,102,306)

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	—	2,045,790	—
Repayments of debt	(200,000)	—	(266,000)	—
Payments of debt issuance costs	(2,015)	—	(11,744)	—
Cash dividends paid to common stockholders	(79,486)	(99,641)	(239,776)	(283,013)
Distributions to non-controlling interest	(119)	(207)	(531)	(706)
Repurchase of common shares	(309,787)	(323,436)	(724,352)	(388,945)
Other	—	—	322	249
Net cash (used in) provided by financing activities	(591,407)	(423,284)	803,709	(672,415)

Effect of exchange rate changes on cash and cash equivalents	(13,141)	16,029	6,475	19,843

(Decrease) increase in cash and cash equivalents	(1,067,852)	(301,190)	140,521	(638,521)

Cash and cash equivalents, at beginning of period	1,572,343	1,335,364	363,970	1,672,695
Cash and cash equivalents, at end of period	$504,491	$1,034,174	$504,491	$1,034,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At September 30, 2015, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 87.4% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company’s Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2015 and the results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year. The December 31, 2014 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (U.S. GAAP). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2014 and notes included in the Company’s 2014 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At September 30, 2015	At December 31, 2014
Trading securities	$878.0	$333.7
Weighted average interest rate	1.04%	0.78%

Available-for-sale	$4.1	$4.9
Weighted average interest rate	0.53%	0.44%
Total	$882.1	$338.6

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and at September 30, 2015 and December 31, 2014, included corporate bonds and asset and mortgage backed obligations. As of September 30, 2015 and December 31, 2014, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Nine months ended
	September 30,				September 30,
	2015		2014		2015		2014
Trading securities:
Interest earned	$0.4		$1.1		$0.9		$3.6
Unrealized gain (loss) at the end of the period	(*	)	1.0		(*	)	1.0

Available-for-sale:
Interest earned	(*	)	(*	)	(*	)	(*	)
Investment redeemed	$0.2		$0.3		$0.8		$0.5

(*) Less than $0.1 million

NOTE 3 - INVENTORIES:

Inventories were as follows:

(in millions)	At September 30, 2015	At December 31, 2014
Inventory, current:
Metals at average cost:
Finished goods	$81.3	$84.6
Work-in-process	416.3	450.5
Supplies at average cost	307.2	301.4
Total current inventory	$804.8	$836.5

Inventory, long-term
Leach stockpiles	$726.4	$512.7

During the nine months ended September 30, 2015 and 2014 total leaching costs added as long-term inventory of leachable material amounted to $360.0 million and $265.5 million, respectively. Long-term leaching inventories recognized as cost of sales amounted to $172.8 million and $118.8 million for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the nine months of 2015 and 2014 consisted of ($ in millions):

	2015	2014
Statutory income tax provision	$366.8	$505.5
Peruvian royalty	3.0	6.6
Mexican royalty	22.8	64.9
Peruvian special mining tax	19.0	28.3
Income tax provision	$411.6	$605.3

Effective income tax rate	38.1%	38.4%

These provisions include income taxes for Peru, Mexico and the United States. In addition, a Mexican royalty tax, a portion of the Peruvian royalty tax and the Peruvian special mining tax are included in the income tax provision.

Peruvian royalty and special mining tax: In 2011, the Peruvian congress approved an amendment to the mining royalty charge. The new mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $18.5 million and $25.5 million of royalty charge in the nine months of 2015 and 2014, respectively, of which $3.0 million and $6.6 million, respectively, were included in income taxes.

Also in 2011, the Peruvian government enacted a special mining tax. This tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached. The Company has accrued $19.0 million and $28.3 million of special mining tax as part of the income tax provision for the nine months of 2015 and 2014, respectively.

Mexican mining royalty: In December 2013, the Mexican government enacted a new law which, among other things, established a mining royalty charge of 7.5% on earnings before taxes as defined by Mexican tax regulations and an additional royalty charge of 0.5% over gross income from sales of gold, silver and platinum. The Company has accrued $22.8 million and $64.9 million of royalty taxes as part of the income tax provision for the nine months of 2015 and 2014, respectively.

Income tax rate: In 2014, the Peruvian government enacted tax law changes to both the income tax and dividend tax rates that became effective on January 1, 2015. The rate in effect for 2014 was 30%, with a 4.1% dividend tax rate. The new rates are as follows:

Year	Income Tax Rate	Dividend Tax Rate
2015- 2016	28%	6.8%
2017- 2018	27%	8.0%
2019 and later	26%	9.3%

Accounting for uncertainty in income taxes: In the third quarter and nine months of 2015, there were no changes in the Company’s uncertain tax positions.

NOTE 5 — PROVISIONALLY PRICED SALES:

At September 30, 2015, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the September 30, 2015 market price per pound. These sales are subject to final pricing based on the average monthly copper prices on the London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at September 30, 2015:

	Sales volume (million lbs.)	Priced at (per pound)	Month of settlement
Copper	80.7	$2.35	From October 2015 to December 2015
Molybdenum	12.0	$5.40	From October 2015 to January 2016

During the month of October 2015, the market price of molybdenum decreased while copper prices slightly increased. The effect of these changes on sales for the nine months of 2015 settling in October 2015 was a reduction of $1.9 million in sales. Additionally, the effect on open sales of copper and molybdenum for the nine months of 2015 settling after October 2015 would be a further reduction of $5.4 million in sales.

NOTE 6 - ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation. The accepted value of the Lima office building, for this purpose, is $27.8 million. Through September 2015, the Company has provided guarantees of $17.9 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units.

In 2010, the Company announced to the Mexican federal environmental authorities its closure plans for the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation with a budget of $62.4 million, of which the Company has spent $62.2 million through September 30, 2015. Plant demolition and construction of a confinement area at the south of the property were completed in 2012 and the Company expects to complete soil remediation and the construction of a second confinement area in 2015. The Company expects that once the site is remediated, a decision will be made on whether to sell or develop the property.

The overall cost recognized for mining closure in Mexico includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities.

The following table summarizes the asset retirement obligation activity for the nine months ended September 30, 2015 and 2014 (in millions):

	2015	2014

Balance as of January 1	$116.1	$124.8
Changes in estimates	—	26.7
Closure payments	(15.3)	(8.1)
Accretion expense	13.1	5.8
Balance as of September 30,	$113.9	$149.2

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

Receivable and payable balances with related parties are shown below (in millions):

	At September 30, 2015	At December 31, 2014
Related parties receivable current:
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	$0.6	$0.2
Grupo Mexico	0.7	0.7
Mexico Generadora de Energia S. de R.L. (“MGE”)	30.6	31.9
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.1	—
	$32.0	$32.8

Related parties receivable non-current:
MGE	$161.2	$161.2

Related parties payable:
Asarco LLC	$13.6	$13.8
Breaker S.A. de C.V. and affiliates (“Breaker”)	0.6	0.7
Eolica El Retiro, S.A.P.I. de C.V.	0.1	1.6
Ferrocarril Mexicano S.A. de C.V.	1.7	1.8
Grupo Mexico	7.7	2.8
Higher Technology S.A.C.	—	0.2
MGE	22.8	45.2
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	4.0	1.7
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	1.0	1.3
	$51.5	$69.1

Purchase and sale activity:

Grupo Mexico and its affiliates:

The following table summarizes the purchase and sales activities with Grupo Mexico and its affiliates in the nine months ended September 30, 2015 and 2014 (in millions):

	2015	2014
Purchase activity
Asarco LLC	$23.9	$39.5
Compania Perforadora Mexico S.A.P.I. de C.V and affiliates	0.3	2.6
Eolica El Retiro, S.A.P.I. de C.V.	7.1	—
Ferrocarril Mexicano S.A de C.V.	17.8	17.3
Grupo Mexico	10.4	10.4
MGE	97.1	137.2
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	44.2	76.8
Total purchases	$200.8	$283.8

Sales activity
Asarco LLC	$71.7	$22.1
Compania Perforadora Mexico S.A.P.I. de C.V and affiliates	0.4	0.4
Grupo Mexico	0.1	—
MGE	64.3	75.5
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.7	0.6
Total sales	$137.2	$98.6

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

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants. That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%. In the first quarter of 2012, Controladora de Infraestructura Energetica Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence of this change in control, MGE became an indirect subsidiary of Grupo Mexico. Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt. At December 31, 2012, the outstanding balance of $184.0 million was restructured as subordinated debt of MGE with an interest rate of 5.75%. MGE will repay its debt to the Company using a percentage of its profits until such time as the debt is satisfied. At September 30, 2015 the remaining balance of the debt was $161.2 million and was recorded as non-current related party receivable on the condensed consolidated balance sheet. Related to this loan the Company recorded interest income of $7.0 million in the nine months of 2015 and 2014.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE completed construction of its first power plant in June 2013 and the second plant, in the second quarter of 2014. MGE has the authorization for interconnection with the Mexican electrical system to start operations at the second plant. MGE began supplying power to the Company in December 2013. MGE is supplying a portion of its power output to third-party energy users. See also Note 9 “Commitments and Contingencies - Other commitments”.

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

Companies with relationships with the controlling group:

The following tables summarize the purchase and sales activities with other Larrea family companies in the nine months ended September 30, 2015 and 2014 (in millions):

Mextransport:	2015	2014
Purchase activity	$1.1	$2.1

Sales activity	$0.3	$0.2

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

Companies with relationships with SCC executive officers:

The following table summarizes the purchase activities with companies with relationships with SCC executive officers in the nine months ended September 30, 2015 and 2014 (in millions):

	2015	2014
Breaker	$3.8	$5.7
Higher Technology S.A.C.	1.1	2.1
Pigoba S.A. de C.V.	—	0.4
Sempertrans and affiliates	0.5	0.9
Servicios y Fabricaciones Mecanicas S.A.C.	0.5	1.1
Total purchases	$5.9	$10.2

The Company purchased industrial materials from Higher Technology S.A.C and paid fees for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C. Mr. Carlos Gonzalez, the son of SCC’s Chief Executive Officer, has a proprietary interest in these companies.

The Company purchased industrial material from Sempertrans and its affiliates, which employed Mr. Alejandro Gonzalez as a sales representative, through August 4, 2015. Also, the Company purchased industrial material from Pigoba, S.A. de C.V., a company in which Mr. Alejandro Gonzalez has a proprietary interest. Mr. Alejandro Gonzalez is the son of SCC’s Chief Executive Officer.

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

The components of the net periodic benefit costs for the nine months ended September 30, 2015 and 2014 are as follows (in millions):

	2015	2014
Service cost	$0.7	$0.9
Interest cost	0.7	0.9
Expected return on plan assets	(2.4)	(2.7)
Amortization of net actuarial loss	(0.3)	(0.3)
Amortization of net loss (gain)	0.3	0.1
Net periodic benefit cost	$(1.0)	$(1.1)

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

The components of the net periodic benefit cost for the nine months ended September 30, 2015 and 2014 are as follows (in millions):

	2015		2014
Interest cost	$1.0		$1.0
Amortization of net loss (gain)	(0.2)		(0.2)
Amortization of prior service cost (credit)	(*	)	(*	)
Net periodic benefit cost	$0.8		$0.8

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

Environmental capital investments in the nine months ended September 30, 2015 and 2014 were as follows (in millions):

	2015	2014
Peruvian operations	$60.8	$95.9
Mexican operations	15.4	17.5
	$76.2	$113.4

Peruvian operations: The Company’s operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through the Ministry of Environment (“MINAM”) conducts annual audits of the Company’s Peruvian mining and metallurgical operations. Through these environmental audits, matters related to environmental obligation, compliance with legal requirements, atmospheric emissions, effluent monitoring and waste management are reviewed. The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations. Peruvian law requires that companies in the mining industry provide assurances for future closure and reclamation. In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM. As part of the closure plans, the Company is providing guarantees to ensure that sufficient funds will be available for the asset retirement obligation. See Note 8 “Asset retirement obligation,” for further discussion of this matter. In accordance with the requirements of the law, the Company submitted the closure plan for the Tia Maria project, in July 2015.

In 2008, the Peruvian government enacted environmental regulations establishing more stringent air quality standards (“AQS”) for daily sulfur dioxide (“SO2”) in the air for the Peruvian territory. These regulations, as amended in 2013, recognize distinct zones/areas, as atmospheric basins. Those areas with a mean 24-hour SO2 concentration equal or less than 20 micrograms per cubic meter (“ug/m3”) are required to develop programs to maintain this level of compliance. Those areas or cities exceeding the mean 24- hour SO2 concentration of 20 ug/m3 will be required to establish an action plan to address this problem and are required to achieve the 20 ug/m3 AQS in the future. Meanwhile they are required to achieve mean 24-hour AQS equal to 80 ug/m3 of SO2. MINAM has established three atmospheric basins that require further attention to comply with 80ug/m3 of SO2. The Ilo basin is one of these three areas and the Company’s smelter and refinery are part of the area. A supreme decree issued on April 8, 2014, indicates that mining companies should review their compliance with these regulations and develop a modification plan to reach compliance. The Company continues working with an environmental technical study group, established by a MINAM resolution to identify activities, goals, deadlines, timetables and to develop an action plan in order to achieve compliance.

In 2013, the Peruvian government enacted new soil environmental quality standards (“SQS”) applicable to any existing facility or project that generates or could generate risk of soil contamination in its area of operation or influence. In March 2014, MINAM issued a supreme decree which establishes additional provisions for the gradual implementation of SQS. Under this rule the Company had twelve months to identify contaminated sites in and around its facilities and present a report of identified contaminated sites. This report was submitted to MINEM in April 2015. After a review, MINEM should evaluate and issue a report to the Company which will allow it to continue with the next phase. Currently, the Company is awaiting an official response from MINEM. Once MINEM notifies the Company, it must prepare a characterization study to determine the depth, extent and physio-chemical composition of the contaminated areas and to define an appropriate remediation plan and the time-frame in which it will take place. In addition, the Company must submit for approval a Soil Decontamination Plan (SDP) within 24 months after being notified by the authority. This SDP shall include remediation actions, a schedule and compliance deadlines. Also, under this rule, if deemed necessary, the Company may request a one year extension for the decontamination plan, given sound justification.

Soil confirmation tests must be carried out after completion of decontamination actions (within the approved schedule) and results must be presented to authorities within 30 days after receiving such results. Non-compliance with this obligation or with decontamination goals will carry penalties, although no specific sanctions have been established yet. During compliance schedule, companies cannot be penalized for non-compliance with the SQS.

While the Company believes that a potential loss contingency may exist, it cannot currently estimate the amount of the contingency. The Company believes that a reasonable determination of the loss will be possible once the characterization study and the SDP are substantially completed. Then the Company will be in a position to estimate the remediation cost. Further, the Company does not believe that it can estimate a reasonable range of possible costs until the noted studies have progressed substantially and therefore is not be able to disclose a range of costs that is meaningful.

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

On August 6, 2014, an accidental spill of approximately 40,000 cubic meters of copper sulfate solution occurred at a leaching pond that was under construction ten kilometers away from the mine of Buenavista del Cobre, S.A. de C.V. (“BVC”) a subsidiary of the Company. The accident was caused by a rock collapse that affected the system’s pumping station and by a construction defect in the seal of a pipe in the leaching system containment dam, a part of the new SX-EW III plant. This solution reached the Bacanuchi River and the Sonora River. All the immediate actions were promptly taken in order to contain the spill, and to comply with all the legal requirements.

The National Water Commission (Comision Nacional del Agua “CONAGUA”), the Federal Commission for the Protection against Sanitary Risks (Comision Federal para la Proteccion de Riesgos Sanitarios “COFEPRIS”) and PROFEPA initiated administrative proceedings regarding the spill to determine possible environmental and health damages.

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against BVC in order to determine, in such a case, the responsibility for the environmental damages. The criminal complaint filed by PROFEPA against BVC is in the procedural stages. The Company is vigorously defending against it. As of September 30, 2015, the case remains pending resolution without further developments.

On September 15, 2014, BVC executed an administrative agreement with PROFEPA, providing for the submission of a remediation action plan to the Mexican Ministry of Environment and Natural Resources (Secretaria de Medio Ambiente y Recursos Naturales “SEMARNAT”). The remediation program was submitted to SEMARNAT on November 27, 2014 and approved on January 6, 2015. This program will be developed in five zones along the rivers. As of September 30, 2015, the Company informed SEMARNAT of the conclusion of the clean-up and soil remediation actions in zone one, in addition, as a result of our studies of risk and environmental health it is not necessary for any remediation actions for zones 2 to 5 and we are in the process of obtaining the approval of this conclusion. Furthermore, the Company has obtained approval for the monitoring programs for all the zones.

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

During the last half of 2014 and the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking damages for alleged injuries and the repair of environmental impact caused by the spill. Two of the collective action lawsuits have been dismissed by the court. The plaintiffs in these six lawsuits are: Acciones Colectivas de Sinaloa, A.C. which established two collective actions; Filiberto Navarro Soto et al; Defensa Colectiva A.C. (dismissed on August 7, 2015); Ismael Navarro Babuca et al (dismissed on August 17, 2015); and Ana Luisa Salazar Medina et al. Similarly, during the first half of 2015, seven civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; and Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V.  Also, during the second and third quarters of 2015, three constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the supposed lack of a waste management program approved by SEMARNAT; (ii) the supposed lack of a remediation plan approved by SEMARNAT with regard to the August  2014 spill and (iii) the supposed lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to the subsidiary of the Company. The plaintiffs who filed those lawsuits are: Francisco Garcia Enriquez, et al which established two lawsuits and Francisco Ramon Miranda, et al. For a description of the collective actions in Mexico we refer to the 2011 amendments to the CFPC described above. It is currently not possible to determine the extent of the damages sought in these state and federal lawsuits but the Company considers that these lawsuits are without merit and the Company and its subsidiaries are vigorously defending against these actions. Nevertheless, the Company reasonably considers that none of the legal proceedings resulting from the spill, individually or in the aggregate, would have a material effect on its financial position or results of operations.

As of September 30, 2015, BVC estimated the contingent liability at $114.8 million, of which $39.9 million was paid with the Company’s funds, and approximately one billion Mexican pesos (approximately $74.9 million) was deposited in the trust. These funds have been available and have been used to compensate claims as they have arisen. This deposit was classified as restricted cash and was recorded as an operating expense in the Company’s results.

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

On September 23, 2015, the lower court to secure the delivery by the Branch of the labor shares ordered to be paid, seized 10,501,857 investment shares owned by SCC and Compania Minera Los Tolmos, S.A. (“Los Tolmos”). The Company is vigorously defending against these measures, and has challenged them on various grounds, mainly because a “labor share” created by law in 1979 is not equivalent to a “investment share”, on a one to one basis, as the latter must recognize the Peruvian inflation of the 1980-2014 period, and because the seized investment shares are owned by SCC and Los Tolmos, companies that are not a party in the lawsuit. SCC and Los Tolmos have initiated a third party claim to ownership, to have the lower court cancel the seizure order on their investment shares. As of September 30, 2015, the case remains pending resolution without further developments.

2)                   In addition, there are filed against SCC’s Branch the following lawsuits, involving approximately 800 plaintiffs, which seek the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends: (1) Armando Cornejo Flores and others v. SCC’s Peruvian Branch (filed May 10, 2006); (2) Alejandro Zapata Mamani and others v. SCC’s Peruvian Branch (filed June 27, 2008); (3) Edgardo Garcia Ataucuri, in representation of 216 of SCC’s Peruvian Branch former workers, v. SCC’s Peruvian Branch (filed May 2011); (4) Juan Guillermo Oporto Carpio v. SCC’s Peruvian Branch (filed August 2011); (5) Rene Mercado Caballero v. SCC’s Peruvian Branch (filed November 2011); (6) Enrique Salazar Alvarez and others v. SCC’s Peruvian Branch (filed December 2011; (7) Armando Cornejo Flores, in representation of 37 of SCC’s Peruvian Branch former workers v. SCC’s Peruvian Branch (filed March 2012), (8) Porfirio Ochochoque Mamani and others v. SCC’s Peruvian Branch (filed July 2012); (9) Alfonso Claudio Flores Jimenez and others v. SCC’s Peruvian Branch (filed July 2013); (10) Edgardo Garcia Ataucuri in representation of 104 of SCC´s Peruvian Branch former workers (filed March 2015); (11) Nicolas Aurelio Sueros Benavente v. SCC’s Peruvian Branch (filed May 2015) and (12) Victor Raul Marquez Cano v. SCC’s Peruvian Branch (filed June 2015). SCC’s Peruvian Branch has answered the complaints and denied the validity of the claims.

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

Related to the “Virgen Maria” mining concessions, the Company is party to the following lawsuits:

a)             Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”): In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet. The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch. In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders’ meeting. Excomet was at the time owner of the “Virgen Maria” mining concession. In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations. On appeal by the plaintiffs, the superior court reversed the lower court’s decision and remanded it to the lower court for further proceedings. In August 2015, the lower court dismissed the case on the grounds that the plaintiffs had not proven the alleged unfairness of the negotiations. The plaintiffs appealed this resolution before the Superior Court. As of September 30, 2015, the case remains pending resolution.

b)             Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (“SMRL Virgen Maria”): In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria. SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see a) above). The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares. The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of this concession to SCC’s Branch by Excomet). In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations. Upon appeal by the plaintiffs, the superior court remanded the proceedings to the lower court, ordering the issuance of a new decision. On June 25, 2013, the lower court dismissed the case due to procedural defects. Upon appeal by the plaintiff, on December 2, 2013 the Superior Court reversed the lower court’s decision due to procedural defects and ordered the issuance of a new resolution. In July 2014, once again the lower court dismissed the case on the grounds that the claim had barred by the statute of limitations. The plaintiff appealed this resolution before the Superior Court. On December 30, 2014, the Superior Court affirmed the lower court’s decision. The plaintiff filed an extraordinary appeal before the Supreme Court. As of September 30, 2015, the case remains pending resolution without further developments.

The Company asserts that the lawsuits are without merit and is vigorously defending against these lawsuits.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In the last quarter of 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams also with proper governmental authorization, since 1995. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against the lawsuit. Upon a motion filed by the Peruvian Branch, the lower court has included the MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of September 30, 2015, the case remains pending resolution without further developments.

Labor matters:

Peruvian operations: Approximately 72% of the Company’s 4,605 Peruvian workers were unionized at September 30, 2015. Currently, there are five separate unions, one main union and four smaller unions. In the second quarter of 2015, two of the main unions, which formerly represented the Ilo and Cuajone workers, and one of the minor union, which formerly represented some Toquepala workers, merged into one new main union. The other four smaller unions represent the balance of workers. The Company’s collective bargaining agreements with all of these unions will expire in the second half of 2015. The Company began negotiations for new agreements in the third quarter of 2015.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) led by Napoleon Gomez Urrutia to other less politicized unions.

However, the workers of the San Martin and Taxco mines, are still under the National Mining Union and have been on strike since July 2007. On December 10, 2009, a federal court confirmed the legality of the San Martin strike. In order to recover the control of the San Martin mine and resume operations, the Company filed a court petition on January 27, 2011 requesting that the court, among other things, define the termination payment for each unionized worker. The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition. On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition. In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court. On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal. The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker. A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin. As of September 30, 2015, the case remains pending resolution without further developments.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers at the mine (including termination of the related collective bargaining agreement). On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. The mining union appealed the labor court ruling before a federal court. In September 2011, the federal court accepted the union’s appeal and remanded the case to the federal labor court for reconsideration. After several legal proceedings on January 25, 2013, the Company filed a new proceeding before the labor court. On June 16, 2014, the labor court denied the petition of the Company. The resolution issued by the labor court was challenged by the Company before a federal court. In August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. Considering this new decision of the Supreme Court, there could be grounds for a favorable decision to end the protracted strike at the Taxco Unit. As of September 30, 2015, the case remains pending resolution without further development.

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

Other commitments:

Peruvian Operations

Tia Maria:

On August 1, 2014, the Company received the final approval of Tia Maria´s Environmental Impact Assessment (“EIA”). However, the issuance of the project´s construction permit has been delayed pending the resolution of certain differences with community groups. The Peruvian government has recommended a dialogue roundtable for the resolution of these differences.

The Company has established a multi-faceted encounter plan to explain the merits of the Tia Maria project. A national media campaign was launched in May 2015, after which the Company conducted a door-to-door campaign in the neighboring district of Cocachacra. This campaign had the purpose of explaining the relevant environmental topics of the project that concerned the community.

Tia Maria´s project budget is approximately $1.4 billion of which $360.2 million has been invested through September 30, 2015. When completed, it is expected to produce 120,000 tons of copper cathodes per year. This project will use state of the art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and consequently, no emissions into the atmosphere are released. The project will only use seawater, transporting this more than 25 kilometers (15.5 miles) and at 1,000 meters (3,300 feet) above sea level, constructing a desalinization plant representing an investment of $95 million. In this manner, the Company guarantees that the Tambo river water resources will be used solely for farming and human consumption.

The Company expects the project to generate 3,500 jobs during the construction phase. When in operation, Tia Maria will directly employ 600 workers and indirectly another 2,000. Through its expected twenty-year life, the project related services will create significant business opportunities in the Arequipa region.

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

In connection with the Tia Maria project, in 2014 the Company offered to establish a S/.100 million fund (approximately $33 million) for the benefit of social and infrastructure improvements in Tia Maria’s neighboring communities.

Toquepala Concentrator Expansion:

In April 2015, the construction permit for the Toquepala expansion project was approved by the MINEM. The project budget is $1.2 billion, of which $372.3 million has been expended through September 30, 2015. When completed, this expansion project is expected to increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum.

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

Commitment for Capital projects

As of September 30, 2015, the Company has committed approximately $348.6 million for the development of its capital investment projects at its Mexican operations.

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

Financial information relating to Southern Copper’s segments is as follows:

		Three Months Ended September 30, 2015
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$597.6	$68.4	$467.6	$—	$1,133.6
Intersegment sales		19.0		(19.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	333.5	80.3	305.1	(48.1)	670.8
Selling, general and administrative	15.4	1.5	9.0	(2.3)	23.6
Depreciation, amortization and depletion	62.7	9.0	60.0	(0.1)	131.6
Exploration	3.4	3.4	2.2	4.7	13.7
Environmental remediation	7.0	—	—	—	7.0
Operating income	$175.6	$(6.8)	$91.3	$26.8	286.9
Less:
Interest, net					(61.9)
Other income (expense)					(4.3)
Income taxes					(125.3)
Equity earnings of affiliate					4.0
Non-controlling interest					(1.0)
Net income attributable to SCC					$98.4

Capital investment (*)	$215.2	$14.0	$91.2	$96.2	$416.6
Property, net	$4,824.7	$393.9	$2,596.3	$58.0	$7,872.9
Total assets	$7,303.4	$815.8	$3,530.9	$1,215.1	$12,865.2

(*) Corporate, other and eliminations includes $100.4 million purchase of the El Pilar mining property acquisition.

		Three Months Ended September 30, 2014
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$750.8	$75.7	$648.1	$—	$1,474.6
Intersegment sales	—	20.3	—	(20.3)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	316.8	78.3	376.8	(42.4)	729.5
Selling, general and administrative	9.7	4.1	11.7	0.8	26.3
Depreciation, amortization and depletion	50.7	8.7	50.2	4.3	113.9
Exploration	0.8	8.4	3.5	7.9	20.6
Environmental remediation	37.2	—	—	—	37.2
Operating income	$335.6	$(3.5)	$205.9	$9.1	547.1
Less:
Interest, net					(30.8)
Other income (expense)					(21.0)
Income taxes					(175.4)
Equity earnings of affiliate					5.9
Non-controlling interest					(1.5)
Net income attributable to SCC					$324.3

Capital investment	$310.0	$12.6	$84.9	$3.0	$410.5
Property, net	$4,149.6	$376.8	$2,535.7	$127.5	$7,189.6
Total assets	$6,516.3	$877.6	$3,451.0	$658.2	$11,503.1

		Nine Months Ended September 30, 2015
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$1,995.3	$245.8	$1,550.2	$—	$3,791.3
Intersegment sales	—	53.4	—	(53.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	929.8	247.8	947.7	(67.9)	2,057.4
Selling, general and administrative	36.3	4.9	29.3	2.9	73.4
Depreciation, amortization and depletion	177.2	24.6	170.4	1.7	373.9
Exploration	5.2	8.5	8.5	13.9	36.1
Environmental remediation	23.5	—	—	—	23.5
Operating income	$823.3	$13.4	$394.3	$(4.0)	1,227.0
Less:
Interest, net					(136.1)
Other income (expense)					(9.7)
Income taxes					(411.6)
Equity earnings of affiliate					9.5
Non-controlling interest					(3.5)
Net income attributable to SCC					$675.6

Capital investment (*)	$601.2	$29.4	$211.7	$104.1	$946.4
Property, net	$4,824.7	$393.9	$2,596.3	$58.0	$7,872.9
Total assets	$7,303.4	$815.8	$3,530.9	$1,215.1	$12,865.2

(*) Corporate, other and eliminations includes $100.4 million purchase of the El Pilar mining property acquisition.

		Nine Months Ended September 30, 2014
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$2,171.1	$259.2	$1,886.1	—	$4,316.4
Intersegment sales	—	67.2	—	$(67.2)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	858.4	245.7	1,047.0	(53.1)	2,098.0
Selling, general and administrative	27.5	11.7	34.1	2.9	76.2
Depreciation, amortization and depletion	160.3	24.3	145.8	10.0	340.4
Exploration	2.5	20.8	11.2	22.8	57.3
Environmental remediation	37.2	—	—	—	37.2
Operating income	$1,085.2	$23.9	$648.0	$(49.8)	1,707.3
Less:
Interest, net					(100.0)
Other income (expense)					(31.0)
Income taxes					(605.3)
Equity earnings of affiliate					17.8
Non-controlling interest					(3.8)
Net income attributable to SCC					$985.0

Capital investment	$830.0	$30.8	$240.3	$6.4	$1,107.5
Property, net	$4,149.6	$376.8	$2,535.7	$127.5	$7,189.6
Total assets	$6,516.3	$877.6	$3,451.0	$658.2	$11,503.1

NOTE 11 — STOCKHOLDERS´EQUITY:

Treasury Stock:

Activity in treasury stock in the nine-month period ended September 30, 2015 and 2014 is as follows (in millions):

	2015	2014
Southern Copper common shares
Balance as of January 1,	$1,693.5	$1,011.0
Purchase of shares	724.4	388.9
Used for corporate purposes	(0.4)	(0.2)
Balance as of September 30,	2,417.5	1,399.7

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	207.2	205.6
Other activity, including dividend, interest and currency translation effect	(6.9)	6.2
Balance as of September 30,	200.3	211.8

Treasury stock balance as of September 30,	$2,617.8	$1,611.5

The following table summarizes share distributions in the nine months of 2015 and 2014:

	2015	2014
Southern Copper common shares
Directors’ Stock Award Plan	13,200	12,000

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	4.3	0.9

Southern Copper Common Shares:

At September 30, 2015 and 2014, there were in treasury 98,044,916 and 61,740,460 SCC’s common shares, respectively.

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

Period		Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost
From	To	Purchased	per Share	Announced Plan	@ $26.72 (*)	($ in millions)
2008	2012	46,914,486	$18.72	46,914,486		$878.1
2013		10,245,000	27.47	57,159,486		281.4
2014		22,711,428	30.06	79,870,914		682.8
2015
01/01/15	01/31/15	5,927,154	27.12	85,798,068		160.7
02/01/15	02/28/15	2,590,076	29.45	88,388,144		76.3
03/01/15	03/31/15	4,563,649	29.16	92,951,793		133.1
Total first quarter		13,080,879	29.29			370.1

04/01/15	04/30/15	1,511,200	29.42	94,462,993		44.5
Total second quarter		1,511,200	29.42			44.5

07/01/15	07/31/15	1,603,800	27.84	96,066,793		44.6
08/01/15	08/31/15	6,160,000	26.90	102,226,793		165.7
09/01/15	09/30/15	3,724,273	26.69	105,951,066		99.4
Total third quarter		11,488,073	26.97			309.7
					16,219,324
Total purchased		105,951,066	$24.22			$2,566.6

(*) NYSE closing price of SCC common shares at September 30, 2015.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 87.4% as of September 30, 2015.

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

The activity of the plan in the nine-month period ended September 30, 2015 and 2014 is as follows:

	2015	2014
Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(309,600)	(297,600)
Granted in the period	(13,200)	(12,000)
Total shares granted at September 30,	(322,800)	(309,600)

Remaining shares reserved	277,200	290,400

Parent Company common shares:

At September 30, 2015 and 2014 there were in treasury 92,739,076 and 70,760,983 of Grupo Mexico’s shares, respectively.

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

The stock based compensation expense for the nine months of 2014 was $1.6 million and the unrecognized compensation expense as of September 30, 2014 under the Employee Stock Purchase Plan was $0.5 million, which was recognized in the fourth quarter of 2014. This plan ended in January2015.

The following table presents the stock award activity of the Employee Stock Purchase Plan at the close of the plan and for the nine months ended September 30, 2015:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2015	4,298,612	$1.16
Granted	—	—
Exercised	(4,189,371)	1.16
Forfeited	—	—
Outstanding shares at September 30, 2015	109,241	$1.16

Outstanding shares at January 1, 2014	4,449,599	$1.16
Granted	—	—
Exercised	(140,545)	1.16
Forfeited	—	—
Outstanding shares at September 30, 2014	4,309,054	$1.16

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

The stock based compensation expense for the nine months ended September 30, 2015 and 2014 and the unrecognized compensation expense under this plan were as follows (in millions):

	2015	2014
Stock based compensation expense	$0.4	$0.4
Unrecognized compensation expense	$1.7	$2.2

The unrecognized compensation expense under this plan is expected to be recognized over the remaining three year and three-month period.

The following table presents the stock award activity of the New Employee Stock Purchase Plan for the nine months ended September 30, 2015 and 2014:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2015	2,287,891	$2.05
Granted	—	—
Exercised	(60,309)	2.05
Forfeited	—	—
Outstanding shares at September 30, 2015	2,227,582	$2.05

Outstanding shares at January 1, 2014	3,012,464	$2.05
Granted	—	—
Exercised	(724,573)	2.05
Forfeited	—	—
Outstanding shares at September 30, 2014	2,287,891	$2.05

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

The stock based compensation expense for the nine months of 2015 and the unrecognized compensation expense under this plan were as follows (in millions):

2015
Stock based compensation expense	$0.2
Unrecognized compensation expense	$4.6

The following table presents the stock award activity of this plan for the nine months ended September 30, 2015:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2015	—	—
Granted	2,652,886	$2.63
Exercised	—	—
Forfeited	—	—
Outstanding shares at September 30, 2015	2,652,886	$2.63

NOTE 12 — NON-CONTROLLING INTEREST:

The following table presents the non-controlling interest activity for the nine months ended September 30, 2015 and 2014 (in millions):

	2015	2014
Balance as of January 1,	$32.1	$28.2
Net earnings	3.5	3.8
Dividend paid	(0.5)	(0.7)
Other	—	(0.1)
Balance as of September 30,	$35.1	$31.2

NOTE 13 — FINANCIAL INSTRUMENTS:

Subtopic 810-10 of ASC “Fair value measurement and disclosures — Overall” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).The three levels of the fair value hierarchy under Subtopic 810-10 are described below:

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

Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of September 30, 2015 and December 31, 2014 (in millions):

	At September 30, 2015		At December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt	$5,950.9	$5,338.4	$4,180.9	$4,369.6

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of September 30, 2015 and December 31, 2014:

		Fair Value at Measurement Date Using:
Description	Fair Value as of September 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investment:
- Trading securities	$878.0	$878.0	$—	$—
- Available-for-sale debt securities:
Corporate bonds	0.2	—	0.2	—
Mortgage backed securities	3.9	—	3.9	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	189.3	189.3	—	—
Molybdenum	64.6	64.6	—	—
Total	$1,136.0	$1,131.9	$4.1	$—

		Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investment:
- Trading securities	$333.7	$333.7	$—	$—
- Available-for-sale debt securities:
Corporate bonds	0.3	—	0.3	—
Mortgage backed securities	4.6	—	4.6	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	202.2	202.2	—	—
Molybdenum	105.5	105.5	—	—
Total	$646.3	$641.4	$4.9	$—

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

Note 14 — Acquisition of El Pilar mine

On July 6, 2015, the Company acquired 100% of the outstanding stock of Recursos Stingray de Cobre, S.A. de C.V. (“Stingray”) for $100.4 million, a company incorporated under the laws of Mexico  whose principal holding is a 100% interest in the El Pilar  mine concession. This acquisition is included in the Company’s financial statements as of the acquisition date. Related to this purchase the Company paid approximately $0.4 million of acquisition related costs which is induced in selling, general and administrative expenses in the statement of income.

The Company expects to develop the El Pilar mine with an estimated capital budget of approximately $300 million to produce copper cathodes using the highly cost efficient and environmentally friendly SX-EW technology. The project currently contemplates average annual production of 35,000 tons of copper cathodes over an initial 13-year mine life, with start of commercial operations forecasted by 2018.

Recognized amounts of identifiable assets acquired and liabilities assumed (in millions)

Financial assets	$0.1
Mineral resources	23.4
Property, plant and equipment	10.5

Financial liabilities	(3.6)

Total identifiable net assets	$30.4

Goodwill	$70.0

Unless otherwise noted, all assets and liabilities acquired have been measured at fair value. However, certain items such as identifiable intangible assets, deferred taxes, and other benefits continue to be measured in accordance with other applicable accounting literature.

The Company recognized the assets and liabilities of Stingray based on preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, the Company has not completed its valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. The fair values of certain tangible assets, intangible assets, certain contingent liabilities and residual goodwill are the most significant areas not yet finalized and therefore are subject to change. The Company expects to complete its final fair value determinations no later than June 30, 2016  Final fair value determinations may be significantly different than those reflected in these financial statements.

Based on the preliminary estimate, the Company has recorded goodwill of $ 70 million, representing the amount of the purchase price in excess of the fair value of the net assets acquired.  This goodwill is attributable to strategic benefits that the Company expects to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows (in millions):

Balance as of January 1, 2015	$17.0

Goodwill acquired	70.0
Impairment losses	—

Balance as of September 30, 2015	$87.0

NOTE 15 — SUBSEQUENT EVENTS:

Dividends:

On October 22, 2015 the Board of Directors authorized a quarterly dividend of $0.04 per share payable on November 24, 2015 to SCC shareholders of record at the close of business on November 10, 2015.

Part I

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, some of the following:

•            Changes in copper and molybdenum prices: In the nine-month period of 2015, the average LME and COMEX copper prices were $2.59 per pound and $2.61 per pound, respectively, about 17.8% lower than in the same period of 2014. During the nine months of 2015 per pound LME spot copper prices ranged from $2.22 to $2.92. Average molybdenum, silver and zinc prices in the nine months of 2015 decreased 40.0%, 19.6% and 4.1%, respectively, when compared to the average prices in the nine months of 2014.

•            Sales structure: In the nine months of 2015, approximately 79% of our revenue came from the sale of copper, 5% from molybdenum, 4% from silver, 4% from zinc and 8% from various other products, including gold, sulfuric acid and other materials.

•            Copper: Regarding the copper market, we maintain our long term confidence in the positive fundamentals of this market. During this year, demand has been affected by macroeconomic headwinds and concerns on the Chinese copper consumption. China is the world’s major copper consumer with about 46% of world consumption estimated for 2015. We believe China’s demand for copper will increase 3% this year. For next year, we believe it will increase its growth mark to about 4% driven by the recovery of the Chinese housing market and the national grid investment program.

On a longer term view, we want to emphasize that China is an emerging market and as such, their middle class is hungry for housing, cars, appliances and other consumer goods. So we believe we will see in the future a strong copper demand coming from this country, as it will evolve towards a consumption driven economy.

Additionally, we believe that growth in developed economies such as United States, Europe and Japan, has been on track through 2015 at about 2%. These economies represent about 30% of worldwide refined copper demand.

On the supply side, we have noted production cut announcements in the last quarter that total 520,000 tons and we should expect some more production cuts if this price environment persists. This new factor alone will significantly vary the market trend towards a copper deficit. On a more structural view, as we have expressed in the past, we believe that supply will be affected in the coming quarters from delays in project startups, technical problems, labor unrest, excess government taxation and other difficulties.

We want to emphasize that copper prices at current levels are not sufficient to promote the necessary future supply growth, thereby improving the strong long term fundamentals of our industry.

•            Molybdenum: This metal represented 3.4% of the Company sales in the third quarter of 2015. In this quarter we saw molybdenum price deterioration consistent with our outlook for a 10% worldwide supply growth in 2015 coming from our Buenavista operation as well as Sierra Gorda, Toromocho and Caserones, among other projects. Demand for molybdenum will be affected in 2015 by lower demand for special alloys coming from the oil drilling industry. This will add to the noted difficulties.

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

•            Zinc: Zinc has very good long term fundamentals due to its significant industrial consumption and expected mine production shutdowns. In the last 12 months zinc inventories have consistently decreased, improving this market’s fundamentals. We are expecting an increasing price scenario for zinc in the next few years. Zinc represented 3.9% of our sales in the third quarter of 2015.

•            Silver: Regarding this metal, we believe that prices will have support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty. Silver represented 4.8% of our sales in the third quarter of 2015.

•            Production: For 2015, improvements in operational practices, exchange rate depreciation where we operate, lower fuel costs and capital investments will reduce costs and increase our copper and molybdenum production. We are adjusting our production guidance. Our current estimate for 2015 copper production is 757,300 tons, which is approximately 75,000 tons higher than last year’s production of 682,600 tons. As previously reported, with this production increase we will set a new production record for SCC.

We expect to produce 23,100 tons of molybdenum in 2015, which represents an increase of our initial guidance of 21,500 tons. This variance will be a result of higher grades at our Peruvian operations and the restoration of production at our Buenavista mine.

In 2015, we expect to produce 13.0 million ounces of silver, about 4% higher than 2014 production. Regarding zinc production, for 2015 we now expect to produce 64,400 tons of zinc from our mines. This is a reduction from our previous outlook due to some temporary disruptions at our zinc mines.

•            Cost: Our operating costs and expenses for the nine-month periods of 2015 and 2014 were as follows ($ in millions):

			Variance
	2015	2014	Value	%
Operating costs and expenses	$2,564.3	$2,609.1	$(44.8)	(1.7)%

The decrease in operating costs and expenses was principally due to lower cost of sales, environmental remediation provision at Buenavista and exploration expenses. In addition, we want to emphasize that despite the increase in sales volume, unit cost of sales decreased principally due to lower production costs, mainly from fuel, and from the diluting effect on unit cost from higher copper production at all our open pit mines and from the new SX-EW III plant at Buenavista.

•            Capital Investments: In the nine months of 2015, we invested $946.4 million in capital investments, including the El Pilar acquisition in Sonora, Mexico. This is 14.6% lower than in the nine months of 2014, and represented 140.1% of net income. We continue moving forward with our investment program to increase copper production capacity by approximately 90% from our 2013 production level of 617,000 tons to 1,165,000 tons by 2018.

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

Earnings:

The table below highlights key financial and operational data for our Company for the three and nine months ended September 30, 2015 and 2014 (in millions, except per share amounts):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Variance	2015	2014	Variance
Net sales	$1,133.6	$1,474.6	$(341.0)	$3,791.3	$4,316.4	$(525.1)
Net income attributable to SCC	$98.4	$324.3	$(225.9)	$675.6	$985.0	$(309.4)
Earnings per share	$0.12	$0.39	$(0.27)	$0.85	$1.18	$(0.33)
Dividends paid per share	$0.10	$0.12	$(0.02)	$0.30	$0.34	$(0.04)
Pounds of copper sold	387.0	367.0	20.0	1,166.2	1,050.6	115.6

Third quarter: Net sales in the third quarter of 2015 decreased $341.0 million, over the third quarter of 2014. This decrease in sales was largely due to decreases in metal prices. Molybdenum sales volume decreased in the third quarter of 2015 by 6.5% compared with the third quarter of 2014, partially offset by an increase in copper volume of 5.5% and zinc volume of 29.2%. Net income decreased 69.7% in the third quarter of 2015 compared with the third quarter of 2014 mainly due to lower metal prices as well as an adjustment of $51.4 million related to the finalization of the 2014 tax return.

Nine months: Net sales and net income in the nine months of 2015 were lower than in the nine months of 2014 by $525.1 million and $309.4 million, respectively. These decreases were mainly the result of lower metal prices. Copper and zinc sales volume increased in the nine months of 2015 by 11.0% and 12.5%, respectively, compared to the nine months of 2014; this was partially offset by lower molybdenum (1.1%) and silver (2.4%) sales volumes.

Production: The tables below highlight mine production data for our Company for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,				Nine months ended September 30,
			Variance				Variance
	2015	2014	Volume	%	2015	2014	Volume	%
Copper (in million pounds)	396.6	362.6	34.0	9.4%	1,183.0	1,086.9	96.1	8.8%
Molybdenum (in million pounds)	12.7	13.3	(0.6)	(4.7)%	38.3	38.4	(0.1)	(0.3)%
Zinc (in million pounds)	35.9	29.4	6.5	22.4%	100.2	111.6	(11.4)	(10.2)%
Silver (in million ounces)	3.3	3.0	0.3	12.0%	9.7	9.6	0.1	1.4%

The tables below highlight copper production data at each of our mines for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
	2015	2014	Volume	%	2015	2014	Volume	%
COPPER (in million pounds)
Toquepala	78.7	75.3	3.4	4.4%	239.9	226.4	13.5	6.0%
Cuajone	96.5	95.8	0.7	0.7%	290.0	293.9	(3.9)	(1.3)%
La Caridad	72.7	68.3	4.4	6.5%	215.6	207.8	7.8	3.7%
Buenavista	145.4	120.7	24.7	20.5%	428.2	350.7	77.5	22.1%
IMMSA	3.3	2.5	0.8	32.3%	9.3	8.1	1.2	15.2%
Total Mined Copper	396.6	362.6	34.0	9.4%	1,183.0	1,086.9	96.1	8.8%

Third quarter: Copper mine production in the third quarter of 2015 increased 9.4% to 396.6 million pounds compared to 362.6 million pounds in the third quarter of 2014. Over 70% of the increase is due to higher production at our Buenavista mine largely as a result of the new SX-EW III plant. Higher concentrator throughput at our other mines generated the rest of the increase.

Molybdenum production decreased 4.7% in the third quarter of 2015 compared to the third quarter of 2014 due to decreases in production at our Mexican mines especially at our Buenavista mine due to water issues that were resolved by the end of the quarter. This was partially offset by higher production at our Peruvian mines principally due to higher grades.

Zinc production increased 22.4% in the third quarter of 2015, compared to the same period of 2014 as a result of higher production at our IMMSA facilities principally due to higher production at our Charcas mine.

Silver mine production in the third quarter 2015 increased 12% compared to the third quarter of 2014, mainly due to higher production at our Mexican operations.

Nine months: Copper mined production in the nine months of 2015 increased 8.8% to 1,183.0 million pounds compared to 1,086.9 million pounds in the third quarter of 2014, as a result of:

•                  Higher production at the Buenavista mine due to production from the new SX-EW III plant.

•                  Higher production at the Toquepala mine due to higher ore grades.

•                  Higher production at the La Caridad mine due to higher throughput, partially offset by

•                  Lower production at the Cuajone mine due to lower ore grades.

Molybdenum production had a slight decrease in the nine months of 2015 compared to the same period of 2014 principally due to lower production at our Mexican mines as a result of lower grades at La Caridad mine and water issues at our Buenavista mine. This was partially offset by higher production at our Peruvian mines principally due to higher grades.

Zinc production decreased 10.2% in the nine months of 2015 due to lower grades at all our IMMSA mines and lower production at Santa Eulalia mine.

Silver mine production had a slight increase in the nine months of 2015 from the same period of 2014, due to higher production at our Mexican mines and the Toquepala mine. This was partially offset by lower production at the Cuajone mine.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining three months of 2015, assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver — per ounce)	$0.10	$1.00	$0.10	$1.00
Annual change in net income attributable to SCC (in millions)	$24.4	$6.7	$3.5	$2.0

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash cost per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading “Non-GAAP Information Reconciliation” on page 46. We disclose operating cash cost per pound of copper produced, both without and with the inclusion of by-product revenues.

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

In our calculation of operating cash cost per pound of copper produced, with by-product revenues, we credit against our costs the revenues from the sale of all our by-products, including, molybdenum, zinc, silver, gold, etc. and the net revenue (loss) on sale of metals purchased from third parties. We disclose this measure including the by-product revenues in this way because we consider our principal business to be the production and sale of copper. As part of our copper production process, much of our by-products are recovered. These by-products and the processing of copper purchased from third parties are a marginal part of our production process and their sales value contribute to cover part of our fixed costs incurred. We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.

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

Our operating cash cost per pound of copper produced, with and without by-product revenues, is presented in the table below for the three and nine months ended September 30, 2015 and 2014.

Operating cash cost per pound of copper produced (1)

(in millions, except cost per pound and percentages)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Variance				Variance
	2015	2014	Value	%	2015	2014	Value	%
Total operating cash cost without by-product revenues	$613.6	$677.4	$(63.8)	(9.4)%	$1,892.2	$2,018.8	$(126.6)	(6.3)%

Total by-products revenues	(199.9)	(283.7)	83.8	(29.5)%	(670.4)	(925.7)	255.3	(27.6)%
Total operating cash cost with by-products revenues	$413.7	$393.7	$20.0	5.1%	$1,221.8	$1,093.1	$128.7	11.8

Total pounds of copper produced	388.6	351.7	36.9	10.5%	1,156.2	1,054.3	101.9	9.7%

Operating cash cost per pound without by-product revenues	$1.58	$1.93	$(0.35)	(18.1)%	$1.64	$1.92	$(0.28)	(14.6)%
Operating cash cost per pound with by-products revenues	$1.07	$1.12	$(0.05)	(4.5)%	$1.06	$1.04	$0.02	1.9%

(1)         This is a non-GAAP measure. Please see page 46 for reconciliation to GAAP measure.

As seen on the table above, our per pound cash cost without by-products revenues in the third quarter and the nine months of 2015 were 18.1% and 14.6% lower than in the same periods of 2014, respectively. These important cash cost reductions resulted from lower production cost, principally from fuel and from the diluting effect on unit cost from higher production at all our open pit mines and from the new SX-EW III plant at Buenavista.

Our per pound cash cost for the three months ended September 30, 2015, when calculated with by-products revenues was $1.07 per pound compared to $1.12 per pound in the same period of 2014. The by-product credit in the third quarter of 2015 was 30 cents less than in the prior third quarter principally due to the decrease in metal prices.

In addition, our per pound cash cost for the nine months ended September 30, 2015 when calculated with by-products revenues was $1.06 per pound compared to $1.04 per pound in the same period of 2014. The by-product credit in the 2015 nine-month period was 30 cents less than in the 2014 period. This was attributable to the decrease in metal prices of all our by-products.

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

Capital Investment Programs: We made capital investments of $316.2 million and $846.0 million in the three and nine months ended September 30, 2015, compared to $410.5 million and $1,107.5 million in the comparable periods of 2014, respectively. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

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

Projects in Mexico:

Buenavista Projects: We continue developing our $3.5 billion investment program at this unit which is expected to increase its copper production capacity by approximately 180%, and molybdenum production by 42%.

The new copper-molybdenum concentrator has an annual production capacity of 188,000 tons of copper and 2,600 tons of molybdenum. The project will additionally produce 2.3 million ounces of silver and 21,000 ounces of gold per year. The new concentrator is in its ramping-up phase and three out of the six mills are in operation. The tonnage processed by the mills has exceeded their design capacity. The initial results are encouraging with better than expected recovery and concentrate grade. In September, we obtained the first copper concentrate lot and due to the promising initial results, it is expected to gradually increase production until the plant reaches full capacity by the first quarter of 2016. The total capital budget of the project is $1,383.6 million and through September 30, 2015, the project has a 99.3% progress with an investment of $1,113.9 million.

Regarding the mine equipment acquisition for the Buenavista expansion, through September 30, 2015 we have invested $510.9 million and have received sixty-one 400-ton capacity trucks, seven shovels and eight drills required for the mine expansion. All of this equipment is currently in operation.

Regarding the SX-EW III plant, in July 2015, the Mexican authorities approved the initiation of activities in the Tinajas 2 leaching pad. This will allow us to achieve the designed annual production capacity of 120,000 tons of low cost copper cathodes by the first quarter of 2016. As of September 30, 2015, we have invested $522.4 million out of the approved capital budget of $524.5 million.

The crushing, conveying and spreading system for leachable ore project (Quebalix IV) will increase production by improving SX-EW copper recovery, reducing processing time and mining and hauling costs. It has a crushing and conveying capacity of 80 million tons per year and is expected to be completed by the second quarter of 2016. As of September 30, 2015, the project has a 78% progress with an investment of $196.7 million out of the approved capital budget of $340 million.

The remaining projects to complete the $3.5 billion budgeted program include investments in infrastructure, including power lines and substations, water supply, tailings dam, mine equipment shops, internal roads and others; with a global progress of 70% at September 30, 2015.

Angangueo: With an estimated investment of $174.7 million, Angangueo includes a concentrator plant which will have an estimated average annual metal content production of 10,400 tons of copper and 7,000 tons of zinc in the first seven years. Over the life of the mine, average annual concentrate production is expected to contain 2.4 million ounces of silver and 1,500 ounces of gold. Through September 30, 2015, we have spent $27.3 million on the project. The project is on hold waiting for the environmental permits.

Projects in Peru:

Toquepala Projects: Through September 30, 2015, we have invested $372.3 million in Toquepala projects. On April 14, 2015 the construction permit for the Toquepala expansion project was approved, allowing us to continue its development. Once in operation, the Toquepala expansion will increase annual production capacity by 100,000 tons of copper, from 135,000 tons estimated in 2015 to 235,000 tons in 2018, and will also increase annual molybdenum production by 3,100 tons at an estimated capital cost of $1.2 billion. It is estimated that the project will generate 2,200 jobs during the construction phase and 300 additional jobs once finished, which will add to current 1,500 permanent employees at Toquepala. The project is expected to be completed by the fourth quarter of 2017.

The project to improve the crushing process at Toquepala with the installation of a High Pressure Grinding Roll (HPGR) system, which will act as a quaternary crusher, has as its main objective, to ensure that the concentrator will operate at its maximum capacity of 60,000 tons per day, even with an increase of the ore material hardness index. Additionally, recoveries will be improved with a better ore crushing. During this quarter, we finalized commercial discussions with the selected vendor of the equipment and initiated the project engineering and procurement. Once the engineering is sufficiently advanced, we will start construction and plant assembly. The budget approved for this project is $40 million and as of September 30, 2015, we have invested $5.4 million in this project. We expect that it will be completed by the first quarter of 2017.

Cuajone Projects: The project to improve slope stability at the south area of the Cuajone mine, will remove approximately 148 million tons of waste material, in order to improve mine design without reducing current production level. The mine equipment acquired includes one shovel, five 400-ton capacity trucks, one drill and auxiliary equipment which will be reallocated to our mine operations once the project is finished. Besides preparing the mine for the future, this investment will avoid a reduction in average ore grade. As of September 30, 2015, 38.5 million tons of waste material have been removed and this activity will continue through the end of 2018. Through September 30, 2015, we have invested $67.7 million in this project.

The In-Pit Crushing and Conveyor (IPCC) Project consists of installing a primary crusher at the mine pit with a conveyor system for moving the ore to the concentrator. The purpose of this project is to optimize the hauling process by replacing rail haulage, thereby reducing operating and maintenance costs as well as the environmental impact of the Cuajone mine. The crusher will have a processing capacity of 43.8 million tons per year. We are completing the detailed engineering. The main components including the crusher and the overland belt have been already acquired and we have started their installation. As of September 30, 2015, we have invested $65.8 million in this project out of the approved capital budget of $165.5 million. The project is expected to be completed by the second quarter of 2017.

The project to replace tailing thickeners will replace two of the three existing thickeners with a new hi-rate thickener. The purpose is to streamline the concentrator flotation process and improve water recovery efficiency, increasing the tailings solids content from 54% to 61%, thereby reducing fresh water consumption by replacing it with recovered water. As of September 30, 2015, we have invested $0.1 million in this project out of the approved capital budget of $30 million and we expect it to be completed by the third quarter of 2016. We are finalizing the commercial negotiations that will allow us to pursue an engineering and procurement contract.

Tia Maria project: While we have received approval of Tia Maria´s EIA, the issuance of the project´s construction permit has been delayed pending the resolution of certain differences with community groups. The Peruvian government has recommended a dialogue roundtable for the resolution of these differences.

The Company has established a multi-faceted encounter plan to explain the merits of the Tia Maria project. A national media campaign was launched in May and, after it, the Company conducted a door-to-door campaign in the neighboring district of Cocachacra. This campaign had the purpose of explaining the relevant environmental topics of the project that concerned the local community, as the anti-mining groups had wrongfully confused the community with respect to the project’s water source and consumption, as well as to the alleged emissions into the atmosphere.

Tia Maria, when completed, will represent an investment of approximately $1.4 billion to produce 120,000 tons of copper cathodes per year. This project will use state of the art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the Industry as they do not require a smelting process and consequently, no emissions into the atmosphere are released. The project will only use seawater, transporting this more than 25 kilometers (15.5 miles) and at 1,000 meters (3,300 feet) above sea level, constructing a desalinization plant representing an investment of $95 million. In this manner, we guarantee that the Tambo river water resources will be used solely for farming and human consumption, and not for the project.

We expect the project to generate 3,500 jobs during the construction phase. When in operation, Tia Maria will directly employ 600 workers and indirectly another 2,000. Through its expected twenty-year life, the project related services will create significant business opportunities in the Arequipa region. Tia Maria has complied with all existing requirements and regulations and therefore the Company trusts that it will soon receive from government authorities the construction licenses and permits required in order to begin construction of this project.

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We are developing the engineering and procurement to improve and increase the dam’s embankment. The project has a total budgeted cost of $66.0 million with $53.1 million invested through September 30, 2015.

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

El Arco: This is a world class copper deposit located in the central part of the Baja California peninsula, with ore reserves over 1.5 billion tons with an ore grade of 0.416% and 0.14 grams of gold per ton. In 2010, we concluded the feasibility study and an investment of $56.4 million was approved for land acquisition required for the project. This project, when developed, is expected to produce 190,000 tons of copper and 105,000 ounces of gold annually. Through September 30, 2015 we have invested $41.3 million on studies, exploration and land acquisition for the project. In 2015, we are continuing to invest in land acquisition and exploration. In addition, we will begin an engineering study to determine the best way to optimize the investment in the project.

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

RESULTS OF OPERATIONS

The following highlights our financial results for the three and nine-month periods ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Variance	2015	2014	Variance
Net sales	$1,133.6	$1,474.6	$(341.0)	$3,791.3	$4,316.4	$(525.1)
Operating costs and expenses	(846.7)	(927.5)	80.8	(2,564.3)	(2,609.1)	44.8
Operating income	286.9	547.1	(260.2)	1,227.0	1,707.3	(480.3)
Non-operating income (expense)	(66.2)	(51.8)	(14.4)	(145.8)	(131.0)	(14.8)
Income before income taxes	220.7	495.3	(274.6)	1,081.2	1,576.3	(495.1)
Income taxes	(125.3)	(175.4)	50.1	(411.6)	(605.3)	193.7
Equity earnings of affiliate	4.0	5.9	(1.9)	9.5	17.8	(8.3)
Net income attributable to non-controlling interest	(1.0)	(1.5)	0.5	(3.5)	(3.8)	0.3
Net income attributable to SCC	$98.4	$324.3	$(225.9)	$675.6	$985.0	$(309.4)

NET SALES:

Net sales for the third quarter 2015 decreased by $341.0 million, compared to the third quarter of 2014. The 23.1% decrease in sales was principally due to lower metal prices as shown below, partially offset by higher copper and zinc sales volume.

Net sales in the nine months of 2015 decreased by $525.1 million compared to the nine months of 2014.The 12.2% decrease was mainly the result of lower metal prices and lower molybdenum and silver sales volume, partially offset by higher copper and zinc sales volume.

The table below outlines the average published market metal prices for our metals for the three and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Copper ($ per pound — LME)	$2.38	$3.17	(24.9)%	$2.59	$3.15	(17.8)%
Copper ($ per pound — COMEX)	$2.40	$3.16	(24.1)%	$2.61	$3.17	(17.7)%
Molybdenum ($ per pound) (1)	$5.75	$12.62	(54.4)%	$7.20	$12.00	(40.0)%
Zinc ($ per pound — LME)	$0.84	$1.05	(20.0)%	$0.93	$0.97	(4.1)%
Silver ($ per ounce —COMEX)	$14.87	$19.63	(24.2)%	$15.99	$19.90	(19.6)%

(1)         Platt´s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Copper	79.9%	79.7%	79.3%	77.5%
Molybdenum	3.4%	8.0%	5.1%	9.6%
Silver	4.8%	4.9%	4.3%	4.8%
Zinc	3.9%	2.8%	4.3%	3.4%
Other by-products	8.0%	4.6%	7.0%	4.7%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product:

	Three Months Ended September 30,			Nine Months Ended September 30,
Copper Sales (million pounds)	2015	2014	Variance	2015	2014	Variance
Refined (including SX-EW)	270.5	278.2	(7.7)	841.1	771.4	69.7
Rod	78.8	69.8	9.0	229.7	212.4	17.3
Concentrates and other	37.7	19.0	18.7	95.4	66.8	28.6
Total	387.0	367.0	20.0	1,166.2	1,050.6	115.6

OPERATING COSTS AND EXPENSES

The table below summarized the production cost structure by major components for the three and nine months ended September 30, 2015 and 2014 as a percentage of total production cost:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Power	16.1%	18.6%	16.5%	18.8%
Fuel	14.7%	16.0%	14.6%	16.4%
Labor	14.1%	14.9%	14.1%	14.5%
Maintenance	17.9%	15.1%	18.0%	15.1%
Operating material	20.8%	18.8%	20.1%	18.7%
Other	16.4%	16.6%	16.7%	16.5%
Total	100.0%	100.0%	100.0%	100.0%

Third quarter: Operating costs and expenses were $846.7 million in the third quarter 2015, compared to $927.5 million in the comparable period of 2014. The decrease of $80.8 million was primarily due to:

Operating cost and expenses for the third quarter 2014	$927.5
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion), mainly due to lower production costs such as fuel, energy and water, labor costs, mining royalties, workers’ participation, sales expenses and inventory consumption; partially offset by higher costs of metals purchased from third parties and higher currency translation effect primarily at our Mexican operations	(58.7)
• Lower environmental remediation cost from spill at Buenavista	(30.2)
• Lower selling, general and administrative expenses	(2.7)
• Lower exploration expenses at both our Peruvian and Mexican operations.	(6.9)
Plus:
• Higher depreciation, amortization and depletion at our operations as a result of the acquisition of mine equipment and start-up of various projects.	17.7
Operating cost and expenses for the third quarter 2015	$846.7

Nine months: Operating costs and expenses were $2,564.3 million in the nine months ended September 30, 2015, compared to $2,609.1 million in the comparable period of 2014. The decrease of $44.8 million was primarily due to:

Operating cost and expenses for the nine months 2014	$2,609.1
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion), mainly due to lower production costs such as fuel, energy and water, labor costs, mining royalties, workers’ participation and sales expenses; partially offset by higher costs of metals purchased from third parties, inventory consumption and currency translation effect primarily at our Mexican operations.	(40.6)
• Lower environmental remediation cost from spill at Buenavista.	(13.7)
• Lower selling, general and administrative expenses.	(2.8)
• Lower exploration expenses at both our Peruvian and Mexican operations.	(21.2)
Plus:
• Higher depreciation, amortization and depletion at our operations as a result of the acquisition of mine equipment and start-up of various projects.	33.5
Operating cost and expenses for the nine months 2015	$2,564.3

NON-OPERATING INCOME (EXPENSE):

Non-operating income and expense were an expense of $66.2 million and $145.8 million in the three and nine-month periods ended September 30, 2015, respectively, compared to an expense of $51.8 million and $131.0 million in the comparable periods of 2014.

Third quarter: The $14.4 million increase in non-operating expense in the third quarter of 2015 was principally due to:

•                  $24.7 million of higher interest expense due to the April 2015 $2 billion bond issue.

•                  $5.6 million of lower capitalized interest, partially offset by

•                  $(16.8) of lower other miscellaneous expenses principally at our Peruvian operations.

Nine months: The $14.8 million increase in non-operating expense in the nine months of 2015 was principally due to:

•                  $45.1 million of higher interest expense due to the April 2015 $2 billion bond issue.

•                  $3.6 million of lower interest income, partially offset by

•                  $(12.6) million of higher capitalized interest, due to higher capital investments.

•                  $(21.4) million of lower miscellaneous expenses principally at our Peruvian operations.

INCOME TAXES

	Nine months ended September 30,
	2015	2014
Provision for income taxes (in millions)	$411.6	$605.3
Effective income tax rate	38.1%	38.4%

These provisions include income taxes for Peru, Mexico and the United States. In addition, a Mexican royalty tax, a portion of the Peruvian royalty tax and the Peruvian special mining tax are included in the income tax provision. For further information please see Note 4.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
Copper Sales (million pounds):	2015	2014	Value	%	2015	2014	Value	%
Peruvian operations	175.3	173.3	2.0	1.1%	525.2	507.8	17.4	3.4%
Mexican open-pit	211.7	193.7	18.0	9.3%	641.0	542.8	98.2	18.1%
Mexican IMMSA unit	4.7	4.3	0.4	10.1%	12.8	12.8	—	0.4%
Other and intersegment elimination	(4.7)	(4.3)	(0.4)	10.1%	(12.8)	(12.8)	—	0.4%
Total	387.0	367.0	20.0	5.5%	1,166.2	1,050.6	115.6	11.0%

The table below presents information regarding the sales volume by segment of our significant by-products for the three and nine-month periods ended September 30, 2015 and 2014:

By-product Sales (in million pounds	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
except silver — in million ounces)	2015	2014	Value	%	2015	2014	Value	%
Peruvian operations
Molybdenum contained in concentrates	6.8	6.4	0.4	6.1%	20.4	15.9	4.5	28.5%
Silver	1.2	1.0	0.2	16.2%	2.7	2.6	0.1	2.3%

Mexican open-pit
Molybdenum contained in concentrates	5.6	6.9	(1.3)	(18.3)%	17.4	22.4	(5.0)	(22.3)%
Silver	1.9	2.0	(0.1)	(7.5)%	5.7	5.6	0.1	1.2%

Mexican IMMSA unit
Zinc — refined and in concentrate	48.1	37.2	10.9	29.2%	160.7	142.8	17.9	12.5%
Silver	1.1	1.0	0.1	13.3%	3.2	3.6	(0.4)	(9.9)%

Other and intersegment elimination
Silver	(0.6)	(0.3)	(0.3)	45.9%	(1.4)	(1.3)	(0.1)	1.7%

Total by-product sales
Molybdenum contained in concentrates	12.4	13.3	(0.9)	(6.5)%	37.8	38.3	(0.5)	(1.1)%
Zinc — refined and in concentrate	48.1	37.2	10.9	29.2%	160.7	142.8	17.9	12.5%
Silver	3.6	3.7	(0.1)	(0.8)%	10.2	10.5	(0.3)	(2.4)%

Sales Value per Segment:

	Three Months Ended September 30, 2015 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$501.5	$8.9	$404.8	$(8.9)	$906.3
Molybdenum	10.7	—	27.4	—	38.1
Zinc	—	44.0	—	—	44.0
Silver	27.8	16.4	17.3	(7.3)	54.2
Other	57.6	18.1	18.1	(2.8)	91.0
Total	$597.6	$87.4	$467.6	$(19.0)	$1,133.6

	Three Months Ended September 30, 2014 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$620.8	$11.5	$554.2	$(11.5)	$1,175.0
Molybdenum	63.1	—	55.6	—	118.7
Zinc	—	41.3	—	—	41.3
Silver	39.8	19.6	19.6	(6.8)	72.2
Other	27.1	23.6	18.7	(2.0)	67.4
Total	$750.8	$96.0	$648.1	$(20.3)	$1,474.6

	Nine Months Ended September 30, 2015 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,660.0	$25.8	$1,345.8	$(25.8)	$3,005.8
Molybdenum	85.0	—	106.5	—	191.5
Zinc	—	161.3	—	—	161.3
Silver	90.8	51.0	42.1	(19.8)	164.1
Other	159.5	61.1	55.8	(7.8)	268.6
Total	$1,995.3	$299.2	$1,550.2	$(53.4)	$3,791.3

	Nine Months Ended September 30, 2014 (in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,727.9	$34.2	$1,617.9	$(34.2)	$3,345.8
Molybdenum	250.4	—	163.8	—	414.2
Zinc	—	146.0	—	—	146.0
Silver	110.5	69.5	51.7	(24.8)	206.9
Other	82.3	76.7	52.7	(8.2)	203.5
Total	$2,171.1	$326.4	$1,886.1	$(67.2)	$4,316.4

The geographic breakdown of our sales is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Mexico	$435.0	$487.7	$1,326.4	$1,205.7
United States	143.8	214.4	580.5	795.3
Asia	265.4	240.5	839.1	734.9
Europe	102.6	212.1	414.1	613.7
Chile	23.9	95.6	87.7	324.4
Brazil	58.3	113.7	222.4	314.4
Peru	79.5	73.7	252.8	220.6
Other countries	25.1	36.9	68.3	107.4
Total	$1,133.6	$1,474.6	$3,791.3	$4,316.4

Peruvian Operations:

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian operations segment, for the third quarter and the nine months ended September 30, 2015 and 2014 (in millions):

	Third Quarter		Variance		Nine Months		Variance
	2015	2014	Value	%	2015	2014	Value	%
Net sales	$467.6	$648.1	$(180.5)	(27.9)%	$1,550.2	$1,886.1	$(335.9)	(17.8)%
Operating costs and expenses	(376.3)	(442.2)	65.9	(14.9)%	(1,155.9)	(1,238.1)	82.2	(6.6)%
Operating income	$91.3	$205.9	$(114.6)	(55.7)%	$394.3	$648.0	$(253.7)	(39.2)%

Third quarter: Net sales in the third quarter of 2015 were $467.6 million, compared to $648.1 million in the third quarter of 2014.The decrease of $180.5 million was primarily the result of lower metal prices partially offset by higher copper, molybdenum and silver sales volume.

Operating costs and expenses in the third quarter of 2015 decreased by $65.9 to $376.3 million from $442.2 million in the third quarter of 2014, primarily due to:

Operating cost and expenses for the third quarter 2014	$442.2
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower production costs such as fuel, energy, water and operating materials, labor costs, mining royalties, workers’ participation and sales expenses; partially offset by higher costs of metals purchased from third parties, inventory consumption and higher currency translation effect.	(71.7)
• Lower selling, general and administrative expenses.	(2.7)
• Lower exploration expenses.	(1.3)
Plus:
• Higher depreciation, amortization and depletion.	9.8
Operating cost and expenses for the third quarter 2015	$376.3

Nine months: Net sales in the nine months of 2015 were $1,550.2 million, compared to $1,886.1 million in the nine months of 2014.The decrease of $335.9 million was principally the result of lower metal prices; partially offset by higher sales volume of copper molybdenum and silver. Copper sales volume increased by 17.4 million pounds and molybdenum by 4.5 million pounds.

Operating costs and expenses in the nine months of 2015 decreased by $82.2 million to $1,155.9 million from $1,238.1 million in the nine months of 2014, primarily due to:

Operating cost and expenses for the nine months 2014	$1,238.1
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower production costs such as fuel, energy, water and operating materials, labor costs, mining royalties, workers’ participation, sales expenses and currency translation effect; partially offset by higher costs of metals purchased from third parties and inventory consumption.	(99.3)
• Lower selling, general and administrative expenses.	(4.8)
• Lower exploration expenses.	(2.7)
Plus:
• Higher depreciation, amortization and depletion.	24.6
Operating cost and expenses for the nine months 2015	$1,155.9

Mexican Open-pit Operations:

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open-pit operations segment for the third quarter and the nine months ended September 30, 2015 and 2014 (in millions):

	Third Quarter		Variance		Nine Months		Variance
	2015	2014	Value	%	2015	2014	Value	%
Net sales	$597.6	$750.8	$(153.2)	(20.4)%	$1,995.3	$2,171.1	$(175.8)	(8.1)%
Operating costs and expenses	(422.0)	(415.2)	(6.8)	1.6%	(1,172.0)	(1,085.9)	(86.1)	7.9%
Operating income	$175.6	$335.6	$(160.0)	(47.7)%	$823.3	$1,085.2	$(261.9)	(24.1)%

Third quarter: Net sales in the third quarter of 2015 were $597.6 million, compared to $750.8 million in the third quarter of 2014.The decrease of $153.3 million was due to lower metal prices and lower molybdenum sales volume; partially offset by higher copper sales volume which increased 18 million pounds.

Operating costs and expenses in the third quarter of 2015 increased by $6.8 million to $422.0 million from $415.2 million in the comparable 2014 period, primarily due to:

Operating cost and expenses for the third quarter 2014	$415.2
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher workers’ participation, costs of metals purchased from third parties, currency translation effect and other production costs; partially offset by lower fuel, water, energy and labor costs, lower sales expenses and inventory consumption.	16.7
• Higher depreciation, amortization and depletion.	12.0
• Higher selling, general and administrative expenses.	5.7
• Higher exploration expenses.	2.6
Less:
• Environmental remediation due to spill at Buenavista.	(30.2)
Operating cost and expenses for the third quarter 2015	$422.0

Nine months: Net sales in the nine months of 2015 were $1,995.3 million, compared to $2,171.1 million in the nine months of 2014. The decrease of $175.8 million was due to lower metal prices and molybdenum volume reduction of 5 million pounds. Copper sales volume increased 98.3 million pounds.

Operating costs and expenses in the nine months of 2015 increased by $86.1 million to $1,172.0 million from $1,085.9 million in the comparable 2014 period, primarily due to:

Operating cost and expenses for the nine months 2014	$1,085.9
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher costs of metals purchased from third parties, currency translation effect, inventory consumption and other production costs; partially offset by lower fuel, water, energy and labor costs, lower workers’ participation and sales expenses.	71.4
• Higher depreciation, amortization and depletion.	16.9
• Higher selling, general and administrative expenses.	8.8
• Higher exploration expenses.	2.7
Less:
• Environmental remediation due to spill at Buenavista.	(13.7)
Operating cost and expenses for the nine months 2015	$1,172.0

Mexican Underground Operations (IMMSA)

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment, for the third quarter and the nine months ended September 30, 2015 and 2014 (in millions):

	Third Quarter		Variance		Nine Months		Variance
	2015	2014	Value	%	2015	2014	Value	%
Net sales	$87.4	$96.0	$(8.6)	(9.0)%	$299.2	$326.4	$(27.2)	(8.3)%
Operating costs and expenses	(94.2)	(99.5)	5.3	(5.3)%	(285.8)	(302.5)	16.7	(5.5)%
Operating income	$(6.8)	$(3.5)	$(3.3)	94.3%	$13.4	$23.9	$(10.5)	(43.9)%

Third quarter: Net sales decreased by $8.6 million to $87.4 million in the third quarter of 2015 from $96.0 million in the third quarter of 2014. The decrease of 9.0% was primarily due to lower silver and zinc prices that were partially offset by higher sales volume (13.3% and 29.2%, respectively).

Operating costs and expenses in the third quarter of 2015 decreased by $5.3 million to $94.2 million from $99.5 million in the comparable 2014 period. This decrease was primarily due to:

Operating cost and expenses for the third quarter 2014	$99.5
Less:
• Lower exploration expenses.	(5.0)
• Lower selling, general and administrative expenses.	(2.6)
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion).	2.0
• Higher depreciation, amortization and depletion.	0.3
Operating cost and expenses for the third quarter 2015	$94.2

Nine months: Net sales in the nine months of 2015 were $299.2 million, compared to $326.4 million in the same period of 2014. This decrease of $27.2 million in net sales was primarily due to lower metal prices, partially offset by higher sales volume of zinc (12.5%).

Operating costs and expenses in the nine months of 2015 decreased by $16.7 million to $285.8 million from $302.5 million in the comparable 2014 period. This decrease was primarily due to:

Operating cost and expenses for the nine months 2014	$302.5
Less:
• Lower exploration expenses.	(12.3)
• Lower selling, general and administrative expenses.	(6.8)
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion).	2.1
• Higher depreciation, amortization and depletion.	0.3
Operating cost and expenses for the nine months 2015	$285.8

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow:

The following table shows the cash flow for the nine months ended September 30, 2015 and 2014 (in millions):

	2015	2014	Variance
Net cash provided by operating activities	$817.0	$1,116.4	$(299.4)
Net cash used in investing activities	$(1,486.7)	$(1,102.3)	$(384.4)
Net cash provided by (used in) financing activities	$803.7	$(672.4)	$1,476.1

Net cash provided by (used in) operating activities:

Significant items were added to (deducted from) net income to arrive at operating cash flow in the nine months ended September 30, 2015 and 2014. These items include depreciation, amortization and depletion, deferred income taxes and other adjustments, as follows (in millions):

	2015	2014	Variance
Net income	$679.1	$988.8	$(309.7)
Depreciation, amortization and depletion	373.8	340.5	33.3
(Benefit) provision for deferred income taxes	(63.4)	(133.1)	69.7
Other adjustments to net income	(16.7)	(29.4)	12.7
Change in operating assets and liabilities	(155.8)	(50.4)	(105.4)
Net cash provided by operating activities	$817.0	$1,116.4	$(299.4)

Nine months ended September 30, 2015: Net income was $679.1 million, approximately 83.1% of the net operating cash flow. An increase in operating assets and liabilities reduced operating cash flow by $155.8 million and included:

•                  $120.3 million decrease in accounts receivable.

•                  $(182.0) million increase in inventory, mainly due to $(187.2) million of higher long-term leachable material inventory, mainly at our Buenavista mine.

•                  $(99.6) million decrease in accounts payable and accrued liabilities mainly due to a $48.8 million of higher accounts payable, $(42.9) million lower income tax provision, $(103.3) million of lower workers’ participation liability, and $(2.2) million less of other liabilities.

•                  $5.5 million of other changes in operating and deferred assets and liabilities.

Nine months ended September 30, 2014: Net income was $988.8 million, approximately 88.6% of the net operating cash flow. An increase in operating assets and liabilities decreased operating cash flow by $50.4 million and included:

•                  $19.0 million decrease in accounts receivable.

•                  $(200.5) million increase in inventory, primarily due to $(146.7) million of higher long-term leachable material inventory, mainly at our Buenavista mine

•                  $224.1 million increase in accounts payable and accrued liabilities mainly due to a $183.2 million of higher accounts payable mainly at our Mexican operations which includes higher capital investment at our Buenavista projects, $68.4 million of higher income tax provision, mainly due to the Mexican mining royalty, $(31.9) million of lower workers’ participation liability, and $4.4 million more of other liabilities.

•                  $(113.1) million of other changes in operating and deferred assets and liabilities.

Net cash used in investing activities:

Nine months ended September 30, 2015: Net cash used in investing activities in the nine months of 2015 included $846.0 million for capital investments that included:

•                  $634.3 million of investments at our Mexican operations:

•                  $137.1 million for the new Buenavista concentrator

•                  $6.9 million for the SX-EW III project,

•                  $70.3 million for new projects infrastructure,

•                  $30.8 million for the new tailing disposal deposit at the Buenavista mine,

•                  $77.8 million for the Quebalix IV project,

•                  $30.2 million for the tailings discharge line to deposit and reclaimed water system at the Buenavista mine,

•                  $29.4 million at our IMMSA unit, and

•                  $251.8 million for various other replacement expenditures.

•                  $211.7 million of investments at our Peruvian operations:

•                  $26.3 million for the Toquepala projects,

•                  $32.7 million for the In-Pit Crushing and Conveyor (IPCC) Project at Cuajone,

•                  $6.6 million for the Tia Maria project,

•                  $3.0 million for licenses and other related cost for the new business planning system,

•                  $9.7 million for the Cuajone projects, and

•                  $133.4 million for various other replacement expenditures.

The nine months ended September 30, 2015 investment activities include $543.6 million of net purchases of short-term investments and $100.4 million for the acquisition of a mining property, El Pilar.

Nine months ended September 30, 2014: Net cash used in investing activities in the nine months of 2014 included $1,107.5 million for capital investments that included:

•                  $867.2 million of investments at our Mexican operations:

•                  $326.1 million for the new Buenavista concentrator,

•                  $116.9 million for the SX-EW III project,

•                  $44.6 million for new projects infrastructure,

•                  $41.1 million for the Quebalix IV project,

•                  $30.9 million at our IMMSA unit, and

•                  $307.6 million for various other replacement investments.

•                  $240.3 million of investments at our Peruvian operations:

•                  $ 36.4 million for the Toquepala projects,

•                  $ 4.1 million for the Cuajone projects,

•                  $ 7.5 million for the improvement of slope stability at the south area of Cuajone, and

•                  $192.3 million for various other replacement and environmental investments.

Net cash provided from (used for) financing activities:

Nine months ended September 30, 2015: Net cash provided from financing activities was $803.7 million and included:

•                  $2.0 billion from the issuance of unsecured notes in April 2015 net of underwriting discount and debt cost issuance,

Net of

•                  $239.8 million for dividend distribution and

•                  $724.4 million used for the repurchase of 26.1 million of our common shares.

The 2015 period also includes the draw down and repayment of a short-term loan of $66 million, and the repayment of $200 million of ten year senior unsecured notes that were due July 2015.

Nine months ended September 30, 2014: Net cash used for financing activities was $672.4 million and included:

•                  $283 million for dividend distribution, and

•                  $388.9 million used for the repurchase of 12.5 million of our common shares

Dividends:

On August 27, 2015, we paid a quarterly dividend of $0.10 per share, totaling $79.5 million. On October 22, 2015, our Board of Directors authorized a quarterly dividend of $0.04 per share, expected to total $31.4 million, to be paid on November 24, 2015 to SCC shareholders of record at the close of business on November 10, 2015.

Capital Investments and Exploration Programs:

A discussion of our capital investment programs is an important part of understanding our liquidity and capital resources. We expect to meet the cash requirements for these capital investments from cash on hand, internally generated funds and from additional external financing if required. For information regarding our capital investment programs, please see the discussion under the caption “Capital Investment Programs” under this Item 2 and for our exploration activities, see Item 2 “Properties —Explorations Activities” on our 2014 Form 10-K for the year ended December 31, 2014.

Contractual Obligations:

There have been no material changes in our contractual obligations in the three months ended September 30, 2015. Please see item 7 in Part II of our 2014 annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ending June 30, 2015.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 32) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our condensed consolidated statement of earnings, in million of dollars and dollars per pound in the table below.

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$670.8	$1.73	$729.5	$2.07	$2,057.4	$1.78	$2,098.0	$1.99
Add:
Selling, general and administrative	23.6	0.06	26.3	0.08	73.4	0.06	76.2	0.07
Sales premiums, net of treatment and refining charges	(11.7)	(0.03)	(16.5)	(0.05)	(33.1)	(0.03)	(42.9)	(0.04)
Less:								—
Workers’ participation	(25.6)	(0.07)	(48.2)	(0.14)	(98.0)	(0.09)	(152.0)	(0.14)
Cost of metal purchased from third parties	(75.4)	(0.19)	(43.6)	(0.11)	(219.0)	(0.19)	(114.0)	(0.11)
Royalty charge and other, net	(21.3)	(0.06)	(13.2)	(0.04)	(33.6)	(0.02)	(45.5)	(0.04)
Inventory change	53.2	0.14	43.1	0.12	145.1	0.13	199.0	0.19
Operating Cash Cost Without by-products revenues	$613.6	$1.58	$677.4	$1.93	$1,892.2	$1.64	$2,018.8	$1.92
Add:
By-product revenues (1)	(174.5)	(0.45)	(283.1)	(0.81)	(620.6)	(0.54)	(907.5)	(0.86)
Net revenue on sale of metal purchased from third parties	(25.4)	(0.06)	(0.6)	(* )	(49.8)	(0.04)	(18.2)	(0.02)
Total by-product revenues	(199.9)	(0.51)	(283.7)	(0.81)	(670.4)	(0.58)	(925.7)	(0.88)

Operating cash cost, with by-product revenues	$413.7	$1.07	$393.7	$1.12	$1,221.8	$1.06	$1,093.1	$1.04

Total pounds of copper produced (in millions)	388.6		351.7		1,156.2		1,054.3

(*) amount is lower than $0.01 per pound.

(1)                   By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Molybdenum	$(38.1)	$(0.09)	$(118.7)	$(0.34)	$(191.5)	$(0.17)	$(414.2)	$(0.39)
Silver	(46.7)	(0.12)	(63.3)	(0.18)	(143.7)	(0.12)	(180.6)	(0.17)
Zinc	(36.3)	(0.09)	(40.3)	(0.12)	(114.5)	(0.10)	(120.6)	(0.11)
Sulfuric Acid	(32.5)	(0.08)	(29.8)	(0.08)	(97.5)	(0.08)	(93.7)	(0.09)
Gold and others	(20.9)	(0.07)	(31.0)	(0.09)	(73.4)	(0.07)	(98.4)	(0.10)
Total	$(174.5)	$(0.45)	$(283.1)	$(0.81)	$(620.6)	$(0.54)	$(907.5)	$(0.86)

IMPACT OF NEW ACCOUNTING STANDARDS

In addition to that disclosed during the second quarter, during the third quarter of 2015, the FASB issued, among others, the following four new accounting updates to the Codification.

ASU 2015-11: On July 22, 2015, the FASB issued ASU 2015-11 “Inventory” (Topic 330). The objective is to simplify the measurement of Inventory. The Company should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. That loss may be required in cases of damages, physical deteriorations, obsolescence, changes in price levels, or other causes.

The amendments in this Update more closely align the measurement of inventory under U.S. GAAP with the measurement of inventory under International Financial Reporting Standards (IFRS).

The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

ASU 2015-14: On August 12, 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (Topic 606). The objective of the amendments is to defer the effective date of ASU 2014-09. Initially, the effective date for annual reporting periods was beginning December 15, 2016, including interim periods within that reporting period. Currently, the Company should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted.

ASU 2015-15: On August 18, 2015, the FASB issued ASU 2015-15 “Interest—Imputation of Interest” (Topic 835-3). This ASU presents amendments to SEC Paragraphs pursuant to Staff Announcement at June 18, 2015 EITF Meeting. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to a Company deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

ASU 2015-16:  In September 2015, the FASB issued ASU 2015-16 “Business Combination” (Topic 805). The objective is to simplify the accounting for measurement-period adjustments. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company should present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued.

None of the aforementioned updates are expected to materially impact the Company’s consolidated financial information.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended September 30, 2015.

Foreign currency exchange risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian nuevos soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Peruvian or Mexican operations is not offset by a change in the exchange rate of the nuevo sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in nuevos soles or pesos can be affected by an exchange rate variance of the nuevo sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Peru:
Peruvian inflation rate	0.9%	0.5%	3.4%	2.8%

Initial exchange rate	3.179	2.796	2.989	2.796
Closing exchange rate	3.223	2.892	3.223	2.892
Appreciation/(devaluation)	(1.4)%	(3.4)%	(7.8)%	(3.4)%

Mexico:
Mexican inflation rate	0.7%	1.1%	0.7%	2.2%

Initial exchange rate	15.568	13.032	14.718	13.077
Closing exchange rate	17.007	13.454	17.007	13.454
Appreciation/(devaluation)	(9.2)%	(3.2)%	(15.6)%	(2.9)%

Change in monetary position:

Assuming an exchange rate variance of 10% at September 30, 2015 we estimate our net monetary position in Peruvian nuevo sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect on net earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. nuevo sol	1.8
Devaluation of 10% in U.S. dollar vs. nuevo sol	(1.6)
Appreciation of 10% in U.S. dollar vs. Mexican peso	5.7
Devaluation of 10% in U.S. dollar vs. Mexican peso	(7.0)

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

At September 30, 2015, we have recorded provisionally priced sales of 80.7 million pounds of copper, at an average forward price of $2.35 per pound. Also we have recorded provisionally priced sales of 12.0 million pounds of molybdenum at the September 30, 2015 market price of $5.40 per pound. These sales are subject to final pricing based on the average monthly LME or COMEX copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

During the month of October 2015, the market price of molybdenum decreased while copper prices slightly increased. The effect of these changes on sales for the nine months of 2015 settling in October 2015 was a reduction of $1.9 million in sales. Additionally, the effect on open sales of copper and molybdenum for the nine months of 2015 settling after October 2015 would be a further reduction of $5.4 million in sales. See Note 5 to our condensed consolidated financial statements for further information.

Provisional sales price adjustments included in accounts receivable and net sales at September 30, 2015 represented negative effects of $2.9 million for copper and $10.3 million for molybdenum.

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended September 30, 2015.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2015, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).Based on that evaluation, the Company´s management, including its Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015.

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

In response to the material weakness described above, the Company is executing a remediation plan, with oversight from the Audit Committee of the Board of Directors:

•                  As part of the remediation plan, SAP, the Company’s new business planning system, was implemented at the Company’s Mexican operations beginning February 5, 2015. In the second quarter of 2015, the Company implemented the security tools that SAP provides and which have allowed and will continue to allow the Company to identify and remediate conflicts in terms of segregation of duties. Those controls will assist the Company in assuring that access control authorizations are functioning and transactions and data entered into the financial and related systems are properly authorized, based on the Company’s organizational structure, positions and assigned responsibilities.

•                  The Company’s monitoring activity, including the testing of related controls, will continue during the last quarter of 2015. The Company has put in place processes and procedures, with strict management supervision and monitoring by the Audit Committee of the Board of Directors, to ensure that the remediation plan will be complete in 2015, once the controls have been operational for a sufficient period of time to allow management to conclude that the controls are operating effectively.

•                  Additionally, the Company implemented SAP at its operations in Peru, which is improving the processes that consist of the Company’s internal control over financial reporting and, as part of its process, requires testing for effectiveness.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Except as discussed in the Evaluation of Disclosure Controls and Procedures above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of September 30, 2015, and the related condensed consolidated statements of earnings, comprehensive income and cash flow for the three-month and nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

October 30, 2015

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information provided in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to our risk factors during the nine months ended September 30, 2015. For additional information on risk factors, refer to “Risk Factors” included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 2, 2015.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

SCC share repurchase program:

In 2008, the BOD authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Pursuant to this program, the Company purchased common stock as shown in the table below. These shares are available for general corporate purposes. The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time.

Period		Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost
From	To	Purchased	per Share	Announced Plan	@ $26.72 (*)	($ in millions)
2008	2012	46,914,486	$18.72	46,914,486		$878.1
2013		10,245,000	27.47	57,159,486		281.4
2014		22,711,428	30.06	79,870,914		682.8
2015
01/01/15	01/31/15	5,927,154	27.12	85,798,068		160.7
02/01/15	02/28/15	2,590,076	29.45	88,388,144		76.3
03/01/15	03/31/15	4,563,649	29.16	92,951,793		133.1
Total first quarter		13,080,879	29.29			370.1

04/01/15	04/30/15	1,511,200	29.42	94,462,993		44.5
Total second quarter		1,511,200	29.42			44.5

07/01/15	07/31/15	1,603,800	27.84	96,066,793		44.6
08/01/15	08/31/15	6,160,000	26.90	102,226,793		165.7
09/01/15	09/30/15	3,724,273	26.69	105,951,066		99.4
Total third quarter		11,488,073	26.97			309.7
					16,219,324
Total purchased		105,951,066	$24.22			$2,566.6

(*) NYSE closing price of SCC common shares at September 30, 2015.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 87.4% as of September 30, 2015.

Item 4. Mine Safety Disclosures

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
(c) Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 28, 2008.(Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the second quarter of 2008 and incorporated herein by reference).

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

15.0	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C. - Member of Deloitte Touche Tohmatsu, Limited) (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350.This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350.This document is being furnished in accordance with SEC Release No. 33-8238.

101.INS	XBRL Instance Document (submitted electronically with this report).

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this report).

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2015 and 2014; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iii) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2015 and 2014; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

October 30, 2015

/s/ Raul Jacob
Raul Jacob
Vice President, Finance and Chief Financial Officer

October 30, 2015

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
(c) Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 28, 2008.(Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the second quarter of 2008 and incorporated herein by reference).

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

15.0	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C. - Member of Deloitte Touche Tohmatsu, Limited) (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350.This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350.This document is being furnished in accordance with SEC Release No. 33-8238.

101.INS	XBRL Instance Document (submitted electronically with this report).

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this report).

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2015 and 2014; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iii) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2015 and 2014; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.