Form 10-K
period 2015-12-31
SOUTHERN COPPER CORP/
filed 2016-02-26
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

At January 31, 2016, there were of record 773,707,070 shares of common stock, par value $0.01 per share, outstanding.

The aggregate market value of the shares of common stock (based upon the closing price at June 30, 2015 as reported on the New York Stock Exchange - Composite Transactions) of Southern Copper Corporation held by non-affiliates was approximately $3,257.5  million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement for 2016 Annual Meeting of Stockholders

Part IV:	Exhibit Index is on Page 145 through 147

Southern Copper Corporation (“SCC”)

PART I

ITEM 1. BUSINESS

THE COMPANY

Southern Copper Corporation (“SCC”, “Southern Copper” or the “Company”) is one of the largest integrated copper producers in the world. Our major production includes copper, molybdenum, zinc and silver. All of our mining, smelting and refining facilities are located in Peru and Mexico and we conduct exploration activities in those countries and in Argentina, Chile and Ecuador. See Item 2 “Properties - Review of Operations” for maps of our principal mines, smelting facilities and refineries. Our operations make us one of the largest mining companies in Peru and Mexico. We believe we have the largest copper reserves in the world. We were incorporated in Delaware in 1952 and have conducted copper mining operations since 1960. Since 1996, our common stock has been listed on both the New York and Lima Stock Exchanges.

Our Peruvian copper operations involve mining, milling and flotation of copper ore to produce copper concentrates and molybdenum concentrates; the smelting of copper concentrates to produce anode copper; and the refining of anode copper to produce copper cathodes. As part of this production process, we also produce significant amounts of molybdenum concentrate. Our precious metals plant at the Ilo refinery produces refined silver, gold, and other materials. Additionally, we produce refined copper using solvent extraction/electrowinning technology (“SX-EW”). We operate the Toquepala and Cuajone open-pit mines high in the Andes Mountains, approximately 860 kilometers southeast of the city of Lima, Peru. We also operate a smelter and refinery west of the Toquepala and Cuajone mines in the coastal city of Ilo, Peru.

Our Mexican operations are conducted through our subsidiary, Minera Mexico S.A. de C.V. (“Minera Mexico”), which we acquired in 2005. Minera Mexico engages primarily in the mining and processing of copper, molybdenum, zinc, silver, gold and lead. Minera Mexico operates through subsidiaries that are grouped into three separate units. Mexicana de Cobre S.A. de C.V. (together with its subsidiaries, the “La Caridad” unit) operates La Caridad, an open-pit copper mine, a copper ore concentrator, a SX-EW plant, a smelter, refinery and a rod plant. The La Caridad refinery has a precious metals plant which produces refined silver, gold and other materials. Operadora de Minas e Instalaciones Mineras S.A de C.V. (the “Buenavista unit”) operates Buenavista, an open-pit copper mine, which is located at the site of one of the world’s largest copper ore deposits, a copper concentrator and three SX-EW plants. Industrial Minera Mexico, S.A. de C.V. (together with its subsidiaries, the “IMMSA unit”) operates five underground mines that produce zinc, lead, copper, silver and gold, a coal mine and a zinc refinery.

We utilize modern, state of the art mining and processing methods, including global positioning systems and computerized mining processes. Our operations have a high level of vertical integration that allows us to manage the entire production process, from the mining of the ore to the production of refined copper rod and other products and most related transport and logistics functions, using our own facilities, employees and equipment.

The sales prices for our products are largely determined by market forces out of our control. Our management, therefore, focuses on cost control and production enhancement to remain profitable. We endeavor to achieve these goals through capital spending programs, exploration efforts and cost reduction programs. Our focus is to remain profitable during periods of low copper prices and on maximizing results in periods of high copper prices. For additional information on the sale prices of the metals we produce, please see “Metal Prices” in this Item 1.

Currency Information:

Unless stated otherwise, all our financial information is presented in U.S. dollars and any reference herein to “U.S. dollars”, “dollars”, or “$” are to U.S. dollars; references to “sol”, “soles” or “S/”, are to Peruvian soles; and references to “peso”, “pesos”, or “Ps.”, are to Mexican pesos.

In December, 2015, by law, the name of the Peruvian currency changed from “Nuevo Sol” to “Sol” and its symbol was also modified from “S/.” to “S/”. This change was effective since December 15, 2015.

Unit Information:

Unless otherwise noted, all tonnages are in metric tons. To convert to short tons, multiply by 1.102. All ounces are troy ounces. All distances are in kilometers. To convert to miles, multiply by 0.621. To convert hectares to acres, multiply by 2.47.

ORGANIZATIONAL STRUCTURE

The following chart describes our organizational structure, starting with our controlling stockholders, as of December 31, 2015. For clarity of presentation, the chart identifies only our main subsidiaries and eliminates intermediate holding companies.

We are a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At December 31, 2015, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.57% of our capital stock. Grupo Mexico’s principal business is to act as a holding company for the shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and railway and other related services.

We conduct our operations in Peru through a registered branch (the “SPCC Peru Branch”, “Branch” or “Peruvian Branch”). The SPCC Peru Branch comprises substantially all of our assets and liabilities associated with our copper operations in Peru. The SPCC Peru Branch is not a corporation separate from us and, therefore, obligations of SPCC Peru Branch are direct obligations of SCC and vice-versa. It is, however, an establishment, registered pursuant to Peruvian law, through which we hold assets, incur liabilities and conduct operations in Peru. Although it has neither its own capital nor liability separate from us, it is deemed to have equity capital for purposes of determining the economic interests of holders of our investment shares (See Note 14 “Stockholders’ Equity” of our consolidated financial statements).

In April 2005, we acquired Minera Mexico, the largest mining company in Mexico on a stand-alone basis, from Americas Mining Corporation (“AMC”), a subsidiary of Grupo Mexico, our controlling stockholder. Minera Mexico is a holding company and all of its operations are conducted through subsidiaries that are grouped into three units: (i) the La Caridad unit (ii) the Buenavista unit and (iii) the IMMSA unit. We own 99.96% of Minera Mexico.

In 2008, our Board of Directors (“BOD”) authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Pursuant to this program, through December 31, 2015 we have purchased 116.6 million shares of our common stock at a cost of $2,846.6 million. These shares are available for general corporate purposes. We may purchase additional shares from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time.

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

Our Internet address is www.southerncoppercorp.com. Beginning with the Form 8-K dated March 14, 2003, we have made available on this internet address our annual, quarterly and current reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Our website also includes the Company’s Corporate Governance guidelines and the charters of our principal Board Committees. However, the information found on our website is not part of this or any other report.

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

Additional business information follows:

COPPER BUSINESS

Copper is an important component in the world’s infrastructure. It is the third most widely used metal, next to iron and aluminum. Copper has unique chemical and physical properties, including high ductility, malleability, thermal and electrical conductivity, and resistance to corrosion that has made it a superior material for use in electrical and electronic products, including power transmission and generation, which accounts for about three quarters of its global copper use, telecommunications, building construction, transportation and industrial machinery. Copper is also an important metal in non-electrical applications such as plumbing and roofing and, when alloyed with zinc to form brass, in many industrial and consumer applications.

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

Inter-segment sales are based on arm’s length prices at the time of sale. These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost. Added to the segment data is information regarding the Company’s sales. The segments identified by the Company are:

1.              Peruvian operations, which include the Toquepala and Cuajone mine complexes and the smelting and refining plants, including a precious metals plant, industrial railroad and port facilities that service both mines. Sales of its products are recorded as revenue of our Peruvian mines. The Peruvian operations produce copper, with production of by-products of molybdenum, silver and other materials.

2.              Mexican open-pit operations, which include the La Caridad and Buenavista mine complexes and the smelting and refining plants, including a precious metals plant and a copper rod plant and support facilities that service both mines. Sales of its products are recorded as revenue of our Mexican mines. The Mexican open-pit operations produce copper, with production of by-products of molybdenum, silver and other materials.

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

PRINCIPAL PRODUCTS AND MARKETS

Copper is primarily used in the building and construction industries, in electrical and electronic products and, to a lesser extent, in industrial machinery and equipment, consumer products and in the automotive and transportation industries.  Molybdenum is used to toughen alloy steels and soften tungsten alloy and is also used in fertilizers, dyes, enamels and reagents. Silver is used for photographic, electrical and electronic products and, to a lesser extent, in brazing alloys and solder, jewelry, coinage, silverware and catalysts. Zinc is primarily used as a coating on iron and steel to protect against corrosion. It is also used to make die cast parts, in the manufacturing of batteries and in the form of sheets for architectural purposes.

Our marketing strategy and annual sales planning emphasize developing and maintaining long-term customer relationships. Thus acquiring annual or other long-term contracts for the sale of our products is a high priority. Generally, 80% to 90% of our metal production is sold under annual or longer-term contracts. Sales prices are determined based on the prevailing commodity prices for the quotation period according to the terms of the contract.

We focus on the ultimate end-user customers as opposed to selling on the spot market or to trading companies. In addition, we devote significant marketing efforts to diversifying our sales both by region and by customer base. We also strive to provide superior customer service, including timely deliveries of our products. Our ability to consistently fulfill customer demand is supported by our substantial production capacity.

For additional information on sales please see “Revenue recognition” in Note 2 “Summary of Significant Accounting Policies” and Note 18 “Segment and Related Information” of our consolidated financial statements.

METALS PRICES

Prices for our products are principally a function of supply and demand and, with the exception of molybdenum, are established on COMEX and LME, the two most important metal exchanges in the world. Prices for our molybdenum products are established by reference to the publication Platt’s Metals Week. Our contract prices also reflect any negotiated premiums and the costs of freight and other factors. From time to time, we have entered into hedging transactions to provide partial protection against future decreases in the market price of metals and we may do so under certain market conditions. For a further discussion of our products market prices, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Metal Prices.”

The table below shows the high, low and average COMEX and LME per pound copper prices during the last 10 years:

	Copper (COMEX)			Copper (LME)
Year	High	Low	Average	High	Low	Average
2006	4.08	2.13	3.10	3.99	2.06	3.05
2007	3.75	2.40	3.23	3.77	2.37	3.23
2008	4.08	1.25	3.13	4.08	1.26	3.16
2009	3.33	1.38	2.35	3.33	1.38	2.34
2010	4.44	2.76	3.43	4.42	2.76	3.42
2011	4.62	3.05	4.01	4.60	3.08	4.00
2012	3.97	3.28	3.61	3.93	3.29	3.61
2013	3.78	3.03	3.34	3.74	3.01	3.32
2014	3.43	2.84	3.12	3.37	2.86	3.11

2015-1st Q	2.84	2.47	2.66	2.86	2.45	2.64
2015-2nd Q	2.95	2.59	2.77	2.92	2.56	2.75
2015-3rd Q	2.64	2.25	2.40	2.61	2.22	2.38
2015-4th Q	2.43	2.02	2.20	2.42	2.05	2.22
2015	2.95	2.02	2.51	2.92	2.05	2.50

The per pound COMEX copper price during the last 5 and 10 year periods averaged $3.32 and $3.18, respectively. The per pound LME copper price during the last 5 and 10 year periods averaged $3.31 and $3.17, respectively.

The table below shows the high, low and average per-pound, except silver, which is per ounce, market prices for our three principal by-products during the last 10 years:

	Silver (COMEX)			Molybdenum (Dealer Oxide Platt’s Metals Week)			Zinc (LME)
Year	High	Low	Average	High	Low	Average	High	Low	Average
2006	14.85	8.82	11.54	28.20	21.00	24.75	2.10	0.87	1.49
2007	15.50	11.47	13.39	33.75	24.50	30.19	1.93	1.00	1.47
2008	20.69	8.80	14.97	33.88	8.75	28.42	1.28	0.47	0.85
2009	19.30	10.42	14.67	18.00	7.83	10.91	1.17	0.48	0.75
2010	30.91	14.82	20.18	18.60	11.75	15.60	1.14	0.72	0.98
2011	48.58	26.81	35.18	17.88	12.70	15.33	1.15	0.79	0.99
2012	37.14	26.25	31.19	14.80	10.90	12.62	0.99	0.80	0.88
2013	32.41	18.53	23.82	11.95	9.12	10.26	0.99	0.81	0.87
2014	22.05	15.39	19.04	15.05	8.75	11.30	1.10	0.88	0.98

2015-1st Q	18.35	15.35	16.70	9.40	7.55	8.41	0.99	0.90	0.94
2015-2nd Q	17.71	15.55	16.38	8.20	6.20	7.45	1.09	0.90	1.00
2015-3rd Q	15.73	14.05	14.87	6.25	5.40	5.75	0.95	0.72	0.84
2015-4th Q	16.29	13.67	14.75	5.40	4.30	4.75	0.83	0.66	0.73
2015	18.35	13.67	15.68	9.40	4.30	6.59	1.09	0.66	0.88

The per ounce COMEX silver price during the last 5 and 10 year periods averaged $24.98 and $19.97, respectively. The per pound Platt’s Metals Week Dealer Oxide molybdenum price during the last 5 and 10 year periods averaged $11.22 and $16.60, respectively. The per pound LME zinc price during the last 5 and 10 year periods averaged $0.92 and $1.01, respectively.

COMPETITIVE CONDITIONS

Competition in the copper market is based primarily on price and service basis, with price being the most important factor when supplies of copper are ample. Our products compete with other materials, including aluminum and plastics. For additional information, see Item 1A “Risk Factors — The copper mining industry is highly competitive.”

LABOR FORCE

As of December 31, 2015, we had 13,024 employees, approximately 73% of whom are unionized and represented by 8 different labor unions. In recent years we have experienced a positive labor environment in our operations in Mexico and Peru, which is allowing us to increase productivity as well as helping us achieve the goals of our capital expansion program.

Peru

72.7% of our 4,602 Peruvian employees were unionized at December 31, 2015. Currently, there are five separate unions, one main union and four smaller unions. In the second quarter of 2015, two of the main unions, which formerly represented the Ilo and Cuajone workers, and one of the minor unions, which formerly represented some Toquepala workers, merged into one new main union. The other four smaller unions represent the balance of workers. Our collective bargaining agreements with all of these unions expired in the second half of 2015. Negotiations for new agreements began in the third quarter of 2015 and were finalized early in 2016, with the signing of new three-year agreements. These agreements include, among other things, annual salary increases of 5% for each of the three years.

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

Mexico

73.3% of our 8,316 Mexican employees were unionized at December 31, 2015, represented by three separate unions. Under Mexican law, the terms of employment for unionized workers are set forth in collective bargaining agreements. Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years. We conduct negotiations separately at each mining complex and each processing plant.

Our Taxco and San Martin mines in Mexico have been on strike since July 2007. For a discussion of labor matters reference is made to the information contained under the caption “Labor matters” in Note 13 “Commitments and Contingencies” of the consolidated financial statements.

Employees of La Caridad and Buenavista units reside in townsites at Nacozari and Cananea, where we have built approximately 2,000 houses and apartments, and 275 houses and apartments, respectively. Most of the employees of the IMMSA unit reside on the grounds of the mining or processing complexes in which they work and where we have built approximately 900 houses and apartments. Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees. Our townsites and housing complexes include educational and medical facilities, churches, social clubs, shopping centers, banking and other services. Through 2007, the Buenavista unit provided health care services free of charge to employees and retired unionized employees and their families through its own hospital at the Buenavista unit. In 2010, the Company signed an agreement with the Secretary of Health of the State of Sonora to provide these services to its retired workers and their families. The new workers of Buenavista del Cobre will receive health services from the Mexican Institute of Social Security as is the case for all Mexican workers.

FUEL, ELECTRICITY AND WATER SUPPLIES

The principal raw materials used in our operations are fuel, electricity and water. We use natural gas to power boilers and generators, and for metallurgical processes at our Mexican operations and diesel fuel to power mining equipment. We believe that sources of fuel, electricity and water are readily available. The prices of these raw materials may fluctuate outside of our control, therefore we focus our efforts to reduce these costs through cost and energy saving measures.

Energy is the principal cost in mining, so the concern for its conservation and efficient usage is very important. We have energy management committees at most of our mines, which meet periodically to discuss consumption and to develop measures directed at saving energy. Also, alternative sources are being analyzed at the corporate level, from both traditional and renewable energy sources. This has helped us to develop a culture of energy conservation directed at the sustainability of our operations.

Peru:

Fuel: In Peru, we obtain fuel primarily from local production. The Company believes that adequate supplies of fuel are available in Peru.

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

Water: We have water rights or licenses for up to 1,950 liters per second from well fields at the Huaitire, Vizcachas and Titijones aquifers and surface water rights from the Suches lake and two small water courses, Quebrada Honda and Quebrada Tacalaya. We believe these water sources are sufficient to supply the needs of our operating units at Toquepala and Cuajone. At Ilo, we have desalination plants that produce water for industrial and domestic use that we believe are sufficient for our current and projected needs.

Mexico:

Fuel: In Mexico, fuel is purchased directly from Petroleos Mexicanos (“PEMEX”), the state oil monopoly.

The La Caridad unit imports natural gas from the United States through its pipeline (between Douglas, Arizona and Nacozari, Sonora), which allows us to import natural gas from the United States at market prices and thereby reduce operating costs.  Several contracts with PEMEX and the United States provide us with the option of using a monthly or daily fixed price for our natural gas purchases.

Natural gas is used for metallurgical processes, to power furnaces, converters, casting wheels, boilers and electric generators.  Diesel oil is a backup for all these uses. We use diesel oil to power mining equipment at our operations.

Electricity: Electricity is used as the main energy source at our mining complexes. We purchase most of our electricity from Mexico Generadora de Energia S. de R. L. (“MGE”), a subsidiary of Grupo Mexico which has recently completed the construction of the two power plants designed to supply power to some of the Company’s Mexican operations. It is expected that MGE will supply approximately 12% of its power output to third party energy users. These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts. In 2012, we entered into a power supply agreement with MGE through 2032. The first plant was completed in June 2013 and the second, in the second quarter of 2014. MGE has the authorization for the interconnection with the Mexican electrical system to start operations at the second plant. The first plant began to supply power to the Company in December 2013, and the second plant began to supply power in June 2015.

We also purchase electricity from the Comision Federal de Electricidad (the Federal Electricity Commission or the “CFE”), the state’s electrical power producer. In addition, we recover some energy from waste heat boilers at the La Caridad smelter.

Accordingly, a significant portion of our operating costs in Mexico is dependent upon the pricing policies of CFE, as well as PEMEX, which reflect government policy, as well as international market prices for crude oil, natural gas and conditions in the refinery markets.

Water: In Mexico, water is deemed a public property and industries not connected to a public service water supply must obtain a water concession from Comision Nacional del Agua (the National Water Commission or the “CNA”). Water usage fees are established in the Ley Federal de Derechos (the Federal Rights Law), which distinguishes several availability zones with different fees per unit of volume according to each zone, with the exception of Mexicana de Cobre. All of our operations have one or several water concessions and pump out the required water from wells. Mexicana de Cobre pumps water from the La Angostura dam, which is close to the mine and plants. At our Buenavista facility, we maintain our own wells and pay the CNA for water usage. Water conservation committees have been established in each plant in order to conserve and recycle water. Water usage fees are updated on a yearly basis and have been increasing in recent years. In December 2013, federal law pertaining to water rights was amended to change the method used to determine water usage fees for underground and surface water effective January 1, 2014.

ENVIRONMENTAL MATTERS

For a discussion of environmental matters reference is made to the information contained under the caption “Environmental matters” in Note 13 “Commitments and Contingencies” of the consolidated financial statements.

MINING RIGHTS AND CONCESSIONS

Peru:

We have 163,079 hectares in concessions from the Peruvian government for our exploration, exploitation, extraction and production operations, at various sites, as follows:

	Toquepala	Cuajone	Ilo	Other	Total
	(hectares)
Plants	300	456	421	—	1,177
Operations	22,762	21,255	4,527	35,559	84,103
Exploration	—	—	—	77,799	77,799
Total	23,062	21,711	4,948	113,358	163,079

We believe that our Peruvian concessions are in full force and in effect under applicable Peruvian laws and that we are in compliance with all material terms and requirements applicable to these concessions. The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions.  Fees paid during 2015, 2014 and 2013, were approximately $1.7 million, $1.2 million and $1.2 million, respectively. We have two types of mining concessions in Peru: metallic and non-metallic concessions.

In 2011, the Peruvian Congress approved an amendment to the mining royalty charge. The new mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. In 2015, 2014 and 2013, we made provisions of $22.9 million, $32.4 million and $34.8 million, respectively.

At the same time the Peruvian Congress amended the mining royalty charge, it enacted a new tax for the mining industry. This tax is also based on operating income and its rates range from 2% to 8.4%. For additional information see Note 8 “Income Taxes” to the consolidated financial statements.

Mexico:

In Mexico we have 527,144 hectares in concessions from the Mexican government for our exploration and exploitation activities as outlined on the table below.

	IMMSA	La Caridad	Buenavista	Projects	Total
	(hectares)
Mine concessions	185,018	102,700	93,706	145,720	527,144

We believe that our Mexican concessions are in full force and in effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions. Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore or mine mineral reserves. Mining concessions have a 50-year term that can be renewed for another 50 years. Holding fees for mining concessions can be from $0.4 to $8.1 per hectare depending on the beginning date of the mining concession. Fees paid during 2015, 2014 and 2013 were approximately $5.6 million, $5.7 million and $5.6 million, respectively. In addition, all of our operating units in Mexico have water concessions that are in full force and effect. Although ownership is not required in order to explore or mine a concession, we generally own the land related to our Mexican concessions. We also own all of the processing facilities of our Mexican operations and the land on which they are constructed.

In December 2013, the Mexican government enacted a new law which, among other things, established a mining royalty charge of 7.5% on earnings before taxes as defined by Mexican tax regulations and an additional royalty charge of 0.5% over gross income from sales of gold, silver and platinum. These charges were effective January 2014 and are deductible for income tax purposes.

ITEM 1A. RISK FACTORS

Every investor or potential investor in Southern Copper Corporation should carefully consider the following risk factors.

Financial risks

Our financial performance is highly dependent on the price of copper and the other metals we produce.

Our financial performance is significantly affected by the market prices of the metals that we produce, particularly the market prices of copper, molybdenum, zinc and silver. Historically, these prices have been subject to wide fluctuations and are affected by numerous factors out of our control, including international economic and political conditions, levels of supply and demand, the availability and costs of substitutes, inventory levels maintained by users, actions of participants in the commodities markets and currency exchange rates. In addition, the market prices of copper and certain other metals have on occasion been subject to rapid short-term changes.

In the last three years, approximately 78.0% of our revenues came from the sale of copper, 7.0% came from molybdenum and 9.0% came from silver and zinc. Please see the distribution of our revenues per product on Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” caption “Results of operations — net sales” on page 74.

See also historical average price of our products on Item 1 Business caption “Metals prices”.

We cannot predict whether metals prices will rise or fall in the future. Future declines in metals prices, and in particular copper, will have an adverse impact on our results of operations and financial condition. In very adverse market conditions, we might consider curtailing or modifying some of our mining and processing operations.

Our business requires levels of capital investments which we may not be able to maintain.

Our business is capital intensive. Specifically, the exploration and exploitation of copper and other metal reserves, mining, smelting and refining costs, the maintenance of machinery and equipment and compliance with laws and regulations require significant capital investments. We must continue to invest capital to maintain or increase the amount of copper reserves that we exploit and the amount of copper and other metals we produce. We cannot assure you that we will be able to maintain our production levels to generate sufficient cash, or that we have access to sufficient financing to continue our exploration, exploitation and refining activities at or above present levels.

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

We require substantial amounts of fuel oil, electricity and other resources for our operations. Fuel, gas and power costs constituted approximately 32%, 35% and 35% of our total production cost in 2015, 2014 and 2013, respectively. We rely upon third parties for our supply of the energy resources consumed in our operations. The prices for and availability of energy resources may be subject to change or curtailment, due to, among other things, new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, worldwide price levels and market conditions. Disruptions in energy supply or increases in costs of energy resources or increases of other production costs could have a material adverse effect on our financial condition and results of operations.

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

Our efforts are focused on the health and safety of our workforce in order to consistently improve performance and compliance through the implementation of occupational health programs, adequate training and safety incentives at our operations. Despite the Company’s efforts, we are not exempt from accidents. These are reported to Mexican and Peruvian authorities as required. Regarding non-fatal accidents, in the last three years, the Company’s Dart rate (rate to measure workplace injuries severe enough to warrant Day Away from work, job Restrictions and/or job Transfers) was much lower than the MSHA Dart rate (the MSHA Dart rate is published by the U.S.’s Mine Safety and Health Administration, and is used as an industry benchmark). Unfortunately, in 2015, we had one fatality in Mexico, a Company employee; and we did not have fatalities in Peru. Also, in 2014, we had five fatalities in Mexico, all Company employees; and three fatalities in Peru, one Company employee and two contractor employees. The amounts paid to the Mexican and Peruvian authorities for reportable accidents did not have an adverse effect on our results. Under Mexican and Peruvian law penalties and fines for safety violations are generally monetary, but in certain cases may lead to the temporary or permanent shutdown of the affected facility or the suspension or revocation of permits or licenses. Also, violations of security and safety laws and regulations in our Peruvian operations can be considered a crime, punishable with a sentence of up to 10 years of prison.

Our metals exploration efforts are highly speculative in nature and may be unsuccessful.

Metals exploration is highly speculative in nature. It involves many risks and is frequently unsuccessful. Once mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish proven and probable ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. We cannot assure you that our exploration programs will result in the expansion or replacement of current production with new proven and probable ore reserves.

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

Our open-pit mines get deeper as we mine them, presenting certain geotechnical challenges including the possibility of slope failure. If we are required to decrease pit slope angles or provide additional road access to prevent such a failure, our stated reserves could be negatively affected. Furthermore, hydrological conditions relating to pit slopes, renewal of material displaced by slope failures and increased stripping requirements could also negatively affect our stated reserves. We have taken actions in order to maintain slope stability, but we cannot assure you that we will not have to take additional action in the future or that our actions taken to date will be sufficient. Unexpected failure or additional requirements to prevent slope failure may negatively affect our results of operations and financial condition, as well as have the effect of diminishing our stated ore reserves.

We may be adversely affected by labor disputes.

In the last several years we have experienced a number of strikes or other labor disruptions that have had an adverse impact on our operations and operating results. As of December 31, 2015, unions represented approximately 73% of our workforce. Currently, we have labor agreements in effect for our Mexican and Peruvian operations.

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

In recent years, worldwide mining activity has been pressured by neighboring communities for financial commitments to fund social benefit programs and infrastructure improvements. Our projects in Peru are not exempt from these pressures. Our Tia Maria project in Peru has experienced delays while trying to resolve difference with community groups.

It appears that it is becoming a part of the Peruvian mining environment that in order to obtain acceptance from local communities for projects in their localities, demands for substantial investments in community infrastructure and upgrades must be met in order to proceed with the mining projects.

We are confident that we will move forward with the Tia Maria project. However, we cannot assure you when and that we will not continue to incur additional costs for community infrastructure and upgrades in order to obtain the approval of current or future mining projects.

Environmental, regulatory response to climate change, and other regulations may increase our costs of doing business, restrict our operations or result in operational delays.

Our exploration, mining, milling, smelting and refining activities are subject to a number of Peruvian and Mexican laws and regulations, including environmental laws and regulations, and certain industry technical standards. Additional matters subject to regulation include, but are not limited to, concession fees, transportation, production, water use and discharge, power use and generation, use and storage of explosives, surface rights, housing and other facilities for workers, reclamation, taxation, labor standards, mine safety and occupational health.

Environmental regulations in Peru and Mexico have become increasingly stringent over the last decade and we have been required to dedicate more time and money to compliance and remediation activities. Furthermore, the Mexican authorities have become more rigorous and strict in enforcing Mexican environmental laws. We expect additional laws and regulations will be enacted over time with respect to environmental matters.

The principal legislation applicable to our Mexican operations is the Federal General Law of Ecological Balance and Environmental Protection (the “General Law”), which is enforced by the Federal Bureau of Environmental Protection. In 2011, Article 180 of this law was amended to ease the ability of an individual or entity to contest administrative acts, including environmental authorizations, permits or concessions. As a result, the Company may be subject to more legal actions supported or sponsored by non-governmental groups, interested in halting projects, and not necessarily in protecting the rights of affected communities. Additionally, amendments to the Civil Federal Procedures Code and the enforcement of the Environmental Liability Federal Law may result in more litigation, including suspension of the activities alleged to cause harm and/or economic fines.

The Company is subject to Peruvian environmental laws imposing closure and remediation obligations on the mining industry. Under the closure regulations, mines must submit a closure plan that includes the remediation methods, closure cost estimates, methods of control and verification, closure and post-closure plans and financial assurances. Both, estimated costs and remediation work may increase or decrease significantly in the future as a result of changes in closure laws and regulations, changes in engineering designs and technology, permit modifications or updates, changes in mine plans, inflation or other factors as actual remediation spending occurs and could materially impact the amounts charged to operations for remediation.

In addition, in 2012 we decided to recognize an estimated asset retirement obligation for our mining properties in Mexico as part of our environmental commitment; even though, there is currently no enacted law, statute, ordinance, or written or oral contract requiring us to carry out mine closure and environmental remediation activities, we believe that a constructive obligation exists. Moreover, our Mexican operations are also subject to the environmental agreement entered into by Mexico, the United States and Canada in connection with the North American Free Trade Agreement. This agreement, as well as new international treaties regarding human rights, contains environmental provisions and initiatives. We believe our operations are in material compliance with all environmental laws and regulations within the areas we operate.

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

Our Peruvian operations are affected by environmental regulations which establish stringent air quality standards. The Peruvian environmental agency has designated three atmospheric basins that require further attention to comply with these air quality standards. The Ilo basin is one of these three areas. We expect to join the local government and other stakeholders in the Ilo basin to develop the action plan and evaluate alternatives and their feasibility to achieve these new air quality standards.

Additionally, in 2013, the Peruvian government enacted a new soil environmental quality standard applicable to any existing facility or project that generates or could generate risk of soil contamination in its area of operation or influence. The rule applies to new projects as well as existing operations and requires soil testing analysis. We have submitted a report of identified contaminated sites and we are currently awaiting an official response from the Peruvian authorities which will allow us to continue with the next phase of the new quality standard implementation.

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

The development of more stringent environmental protection programs in Peru and Mexico and in relevant trade agreements could impose constraints and additional costs on our operations requiring us to make significant investments in the future. We cannot assure you that current or future legislative, regulatory or trade developments will not have an adverse effect on our business, properties, operating results, financial condition or prospects.

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

In August 2014, our new SX-EW plant in Mexico had an industrial accident caused by a rock slide, coupled with a construction defect in the seal of a pipe at the new leaching system containment dam, which caused a spill of copper sulfate solution in to the

Bacanuchi River, a tributary of the Sonora River.  As a result of this accident the Company absorbed charges of $45.0 million and $91.4 million in its 2015 and 2014 results, respectively. While this is an unusual event in the Company’s history, we cannot offer assurance that an accident related to our project development program will not occur again in the future and cause environmental damage or damage that causes harm or loss of life.

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

In 2014, our management identified a material weakness in our internal control over financial reporting, which could have resulted in material misstatements in our future financial statements and may have adversely affected our business and stock price.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). As disclosed in Item 9A “Controls and Procedures,” in 2014, our management identified a material weakness in our internal control over financial reporting related to ineffective design of processes and procedures to restrict access to key financial systems and records to appropriate users.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness discussed above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Although we have implemented remedial measures and corrected the identified material weakness, if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements. These misstatements could result in restatements of our consolidated financial statements, cause us to fail to meet our reporting obligations, which could result in a default under our debt instruments, reduce our ability to obtain financing, increase the cost of any financing that we obtain or cause investors to lose confidence in our reported financial information, which could lead to a decline in our stock price.

Although we have remedied the ineffectiveness of our internal control over financial reporting, we cannot assure that an additional material weakness may occur in the future. For more information relating to our internal control over financial reporting (and disclosure controls and procedures) and the remediation plan taken by us, see Item 9A “Controls and Procedures.”

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

At December 31, 2015, Grupo Mexico owned indirectly 88.6% of our capital stock. Certain of our and Minera Mexico’s officers and directors are also directors and/or officers of Grupo Mexico and/or of its affiliates. We cannot assure you that the interests of Grupo Mexico will not conflict with our minority stockholders.

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

Our insurance does not cover most losses caused by the above described risks. Consequently, our production, development and exploration activities in these countries could be substantially affected by factors out of control, some of which could materially and adversely affect our financial position or results of operations.

Risks Associated with Doing Business in Peru and Mexico

There is uncertainty as to the termination and renewal of our mining concessions.

Under the laws of Peru and Mexico, mineral resources belong to the state and government and concessions are required in both countries to explore for or exploit mineral reserves. In Peru, our mineral rights derive from concessions from Ministry of Energy and Mines (“MINEM”) for our exploration, exploitation, extraction and/or production operations. In Mexico, our mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to Mexican mining law and regulations thereunder.

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

The Mexican economy is highly sensitive to economic developments in the United States, mainly because of its high level of exports to this market. In the last quarter of 2015, the international economy was affected by a general appreciation of the U.S. dollar that was caused by the difference between the growth rhythm and the expectations on the monetary position of the United States regarding the main advanced economies and the majority of emerging economies. Accordingly, the Bank of Mexico expects higher growth in 2016 due to the improved dynamism of the U.S. economy. Gross domestic product grew by 2.1% in 2014 and the Bank of Mexico expects a growth between 1.9% and 2.4% in 2015 and between 2.5% and 3.5% in 2016. Other risks in Mexico are increases in taxes on the mining sector and higher royalties as was enacted in 2013. As has occurred in other metal producing countries, the mining industry may be perceived as a source of additional fiscal revenue.

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

Because we have significant operations in Mexico, we cannot provide any assurance that political developments and economic conditions as well as drug-related violence, in Mexico will not have a material adverse effect on market conditions, prices of our securities, on our ability to obtain financing, and on our results of operations and financial condition.

Peruvian inflation and fluctuations in the sol exchange rate may adversely affect our financial condition and results of operations.

Although the U.S. dollar is our functional currency and our revenues are primarily denominated in U.S. dollars, due to the countries we operate, portions of our operating costs are denominated in Peruvian soles. Accordingly, when inflation or deflation in Peru is not offset by a change in the exchange rate of the sol, our financial position, results of operations, cash flows and the market price of our common stock could be affected.

Over the past several years, Peru has experienced one of its best economic periods. Inflation in 2015, 2014 and 2013 was 4.4%, 3.2% and 2.9%, respectively. The value of the sol has devalued against the U.S. dollar 14.2% in 2015, 6.9% in 2014, and 9.6% in 2013. Although the Peruvian government’s economic policy reduced inflation and the economy has experienced significant growth in recent years, we cannot assure you that inflation will not increase from its current level or that such growth will continue in the future at similar rates or at all. Additionally a global financial economic crisis, could negatively affect the Peruvian economy.

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

Although all of our Mexican operations’ sales of metals are priced and invoiced in U.S. dollars, a substantial portion of its costs are denominated in pesos. Accordingly, when inflation in Mexico increases without a corresponding depreciation of the peso, the net income generated by our Mexican operations is adversely affected. The annual inflation rate in Mexico was 2.1% in 2015, 4.1% in 2014 and 4.0% in 2013. The Bank of Mexico has publicly announced a target of 3.0% inflation for 2016.

At the same time, the peso has been subject in the past to significant volatility, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso to the U.S. dollar decreased by 16.9% in 2015, 12.6% in 2014, and 0.5% in 2013.

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

SOLVENT EXTRACTION/ELECTROWINNING (“SX-EW”)

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

SULFURIC ACID PRODUCTION

Sulfur dioxide gases are produced in the copper smelting and zinc roasting processes. As a part of our environmental preservation program, we treat the sulfur dioxide emissions at two of our Mexican plants and at our Peruvian processing facilities to produce sulfuric acid, some of which is, in turn, used for the copper leaching process, with the balance sold to mining and fertilizer companies located principally in Mexico, Peru, United States and Chile.

SILVER AND GOLD REFINING

Silver and gold are recovered from copper, zinc and lead concentrates in the smelters and refineries, and from slimes through electrolytic refining.

KEY PRODUCTION CAPACITY DATA

All production facilities are owned by us.  The following table sets forth as of December 31, 2015, the locations of production facilities by reportable segment, the processes used, as well as the key production and capacity data for each location:

Facility Name	Location	Process	Nominal Capacity (1)	2015 Production	2015 Capacity Use (4)
PERUVIAN OPEN-PIT UNIT

Mining Operations
Cuajone open-pit mine	Cuajone (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	90.0 ktpd — ore milled	86.8	96.5%
Toquepala open-pit mine	Toquepala (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	60.0 ktpd — ore milled	56.6	94.2%
Toquepala SX-EW plant	Toquepala (Peru)	Leaching, solvent extraction and cathode electrowinning	56.0 ktpy — refined	24.2	43.2%

Processing Operations
Ilo copper smelter	Ilo (Peru)	Copper smelting, blister, anodes production	1,200.0 ktpy — concentrate feed	1,143.7	95.3%
Ilo copper refinery	Ilo (Peru)	Copper refining	280 ktpy — refined cathodes	280.6	100.2%
Ilo acid plants	Ilo (Peru)	Sulfuric acid	1,050 ktpy - sulfuric acid	1,104.7	105.2%
Ilo precious metals refinery	Ilo (Peru)	Slime recovery & processing, gold & silver refining	320 tpy	356.2	111.3%

MEXICAN OPEN-PIT UNIT

Mining Operations
Buenavista open-pit mine Concentrator 1	Sonora (Mexico)	Copper ore milling & recovery, copper concentrate production	82.0 ktpd — milling	79.4	96.9%
Buenavista open-pit mine Concentrator 2	Sonora (Mexico)	Copper ore milling & recovery, copper concentrate production	100.0 ktpd - milling	41.9	41.9%
Buenavista SX-EW I plant	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	11.0 ktpy - refined	6.6	60.0%
Buenavista SX-EW II plant	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	43.8 ktpy — refined	30.1	68.7%
Buenavista SX-EW III plant	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	120.0 ktpy - refined	85.9	71.6%
La Caridad open-pit mine	Sonora (Mexico)	Copper ore milling & recovery, copper & molybdenum concentrate production	94.5 ktpd — milling	94.4	99.9%
La Caridad SX-EW plant	Sonora (Mexico)	Leaching, solvent extraction & cathode electrowinning	21.9 ktpy — refined	27.2	124.2%

Processing Operations
La Caridad copper smelter	Sonora (Mexico)	Concentrate smelting, anode production	1,000 ktpy — concentrate feed	933.4	93.3%
La Caridad copper refinery	Sonora (Mexico)	Copper refining	300 ktpy copper cathode	213.4	71.1%
La Caridad copper rod plant	Sonora (Mexico)	Copper rod production	150 ktpy copper rod	138.2	92.1%
La Caridad precious metals refinery	Sonora (Mexico)	Slime recovery & processing, gold & silver refining	1.8 ktpy - slime	1.1	61.1%
La Caridad sulfuric acid plant	Sonora (Mexico)	Sulfuric acid	1,565.5 ktpy — sulfuric acid	972.4	62.1%

IMMSA UNIT

Underground mines
Charcas	San Luis Potosi (Mexico)	Copper, zinc, lead milling, recovery & concentrate production	1,460 ktpy — ore milled	1,039.9	71.2%

San Martin (2)	Zacatecas (Mexico)	Lead, zinc, copper & silver mining, milling recovery & concentrate production	1,606 ktpy — ore milled	—	0%
Santa Barbara	Chihuahua (Mexico)	Lead, copper and zinc mining & concentrates production	2,190 ktpy — ore milled	1,556.7	71.1%
Santa Eulalia	Chihuahua (Mexico)	Lead & zinc mining and milling recovery & concentrate production	547.5 ktpy - ore milled	34.6	6.3%
Taxco (2)	Guerrero (Mexico)	Lead, zinc silver & gold mining recovery & concentrate production	730 ktpy - ore milled	—	0%
Nueva Rosita coal & coke complex(3)	Coahuila (Mexico)	Clean coal production	900 ktpy clean coal	114.3	12.7%
			100 ktpy coke	97.5	97.5%

Processing Operations
San Luis Potosi zinc refinery	San Luis Potosi (Mexico)	Zinc concentrates refining	105.0 ktpy zinc cathode	100.6	95.8%
San Luis Potosi sulfuric acid plant	San Luis Potosi (Mexico)	Sulfuric acid	180.0 ktpy sulfuric acid	183.7	102.1%

ktpd = thousands of tons per day
ktpy = thousands of tons per year
Tpy = tons per year

(1)   Our estimates of actual capacity under normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content for the relevant period.

(2)   The Taxco and San Martin mines have been on strike since July 2007.

(3)   At December 31, 2015, the coal reserves for the Nueva Rosita coal plant were 100.5 million tons with average sulfur content of 1.49% and a BTU content of 9,485 per pound.

(4)   In some cases, real production exceeds the nominal capacity due to higher grades and recovery rates.

PROPERTY BOOK VALUE

At December 31, 2015, net book values of property are as follows (in millions):

Peruvian operations:
Cuajone	$511.8
Toquepala	822.6
Tia Maria project	361.5
Ilo and other support facilities	607.6
Construction in progress	611.8
Total	$2,915.3

Mexican open-pit operations:
Buenavista	$3,331.5
La Caridad	913.4
Construction in progress	422.0
Total	$4,666.9

Mexican IMMSA unit:
San Luis Potosi	$97.5
Zinc electrolytic refinery	93.0
Charcas	59.4
San Martin	25.9
Santa Barbara	81.9
Taxco	3.0
Santa Eulalia	43.7
Nueva Rosita	17.6
Construction in progress and other facilities	41.2
Total	$463.2

Other property:
El Pilar	$103.9
Mexicana del Arco	42.7
Total	$146.6

Mexican administrative offices	$70.8

Total Southern Copper Corporation	$8,262.8

SUMMARY OPERATING DATA

The following table sets out certain operating data underlying our financial and operating information for each of the periods indicated.

				Variance
	Year Ended December 31,			2015-2014		2014-2013
	2015	2014	2013	Volume	%	Volume	%
COPPER (thousand pounds):
Mined
Peru open-pit
Toquepala	263,291	253,152	244,031	10,139	4.0%	9,121	3.7%
Cuajone	392,835	393,165	371,660	(330)	(0.1)%	21,505	5.8%
SX-EW Toquepala	53,279	56,604	62,611	(3,325)	(5.9)%	(6,007)	(9.6)%

Mexico open-pit
La Caridad	228,974	222,803	213,545	6,171	2.8%	9,258	4.3%
Buenavista	357,157	292,890	255,325	64,267	21.9%	37,565	14.7%
SX-EW La Caridad	59,883	55,583	52,636	4,300	7.7%	2,947	5.6%
SX-EW Buenavista	270,268	205,957	146,348	64,311	31.2%	59,609	40.7%

IMMSA unit	12,330	11,488	14,136	842	7.3%	(2,648)	(18.7)%
Total Mined	1,638,017	1,491,642	1,360,292	146,375	9.8%	131,350	9.7%

Smelted
Peru open-pit
Blister Ilo	6,174	—	3,681	6,174	N/A	(3,681)	(100)%
Anodes Ilo	747,131	670,069	711,292	77,062	11.5%	(41,223)	(5.8)%

Mexico open-pit
Anodes La Caridad	564,938	568,793	486,726	(3,855)	(0.7)%	82,067	16.9%
Total Smelted	1,318,243	1,238,862	1,201,699	79,381	6.4%	37,163	3.1%

Refined
Peru Open-pit
Cathodes Ilo	618,587	568,619	597,353	49,968	8.8%	(28,734)	(4.8)%
SX-EW Toquepala	53,279	56,604	62,611	(3,325)	(5.9)%	(6,007)	(9.6)%

Mexico Open-pit
Cathodes La Caridad	470,369	450,401	414,472	19,968	4.4%	35,929	8.7%
SX-EW La Caridad	59,883	55,583	52,636	4,300	7.7%	2,947	5.6%
SX-EW Buenavista	270,268	205,957	146,348	64,311	31.2%	59,609	40.7%
Total Refined	1,472,386	1,337,164	1,273,420	135,222	10.1%	63,744	5.0%

Rod Mexico Open-pit - La Caridad	304,634	284,569	279,546	20,065	7.1%	5,023	1.8%

SILVER (thousand ounces)
Mined
Peru Open-pit
Toquepala	1,613	1,435	1,402	178	12.4%	33	2.3%
Cuajone	2,269	2,588	2,190	(319)	(12.3)%	398	18.2%
Mexico Open-pit
La Caridad	2,044	2,000	1,841	44	2.2%	159	8.7%
Buenavista	2,367	2,024	1,910	343	17.0%	114	6.0%

IMMSA unit	4,995	4,945	6,170	50	1.0%	(1,225)	(19.9)%
Total Mined	13,288	12,992	13,513	296	2.3%	(521)	(3.9)%

				Variance
	Year Ended December 31,			2015-2014		2014-2013
	2015	2014	2013	Volume	%	Volume	%
Refined
Peru— Ilo	3,408	3,479	3,221	(71)	(2.0)%	258	8.0%
Mexico — La Caridad	7,659	7,237	9,343	422	5.8%	(2,106)	(22.5)%
IMMSA unit	2,571	2,632	3,009	(61)	(2.3)%	(377)	(12.5)%
Total Refined	13,638	13,348	15,573	290	2.2%	(2,225)	(14.3)%

MOLYBDENUM (thousand pounds)
Mined
Toquepala	17,469	13,448	10,278	4,021	29.9%	3,170	30.8%
Cuajone	9,797	8,821	6,907	976	11.1%	1,914	27.7%
Buenavista	2,071	4,893	792	(2,822)	(57.7)%	4,101	517.8%
La Caridad	22,136	23,810	25,887	(1,674)	(7.0)%	(2,077)	(8.0)%
Total Mined	51,473	50,972	43,864	501	1.0%	7,108	16.2%

ZINC (thousand pounds)
Mined IMMSA	136,447	146,859	219,077	(10,382)	(7.1)%	(72,218)	(33.0)%
Refined IMMSA	221,732	203,118	215,374	18,614	9.2%	(12,256)	(5.7)%

SLOPE STABILITY:

Peruvian Operations

The Toquepala and Cuajone pits are approximately 825 meters and 930 meters deep, respectively. Under the present mine plan configuration the Toquepala pit will reach a depth of 1,635 meters and the Cuajone pit will reach a depth of 1,290 meters. The deepening pits present us with a number of geotechnical challenges. Perhaps the foremost concern is the possibility of slope failure, a possibility that all open-pit mines face. In the past, in order to maintain slope stability, we have decreased pit slope angles, installed additional or duplicate haul road access, and increased stripping requirements. We have also responded to hydrological conditions and removed material displaced by slope failures. To meet the geotechnical challenges relating to slope stability of the open-pit mines, we have taken the following steps:

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

The studies were completed in 2000 and we believe we implemented the study recommendations. One of the major changes implemented was slope angle reduction at both mines, at Toquepala by an average of five degrees and at Cuajone by an average of seven degrees. Although this increased the waste included in the mineable reserve calculation, it also improved the stability of the pits.

In 2007, we installed 20 meter wide geotechnical berms every 10 benches at the Toquepala mine. We believe this will further strengthen the stability of the Toquepala pit.

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

In 2013, a program of oriented geotechnical drilling, totaling 20,000 meters, was executed at the Toquepala mine. This program, which began in May 2013, is part of the slope stability upgrade study and it is being executed by the team of mining consultants, including Itasca S.A., Stacey Mining Geotechnical Ltd. and Piteau Associates. During the execution of this program additional instrumentation has been implemented, including eight vibrating wire piezometers. The study report includes slope stability appraisals, evaluation of the numerical modeling, slope performance and inter-ramp angle design and evaluation of hydrogeological conditions. Additionally, in 2013, 366 meters of geotechnical drilling was executed to install three inclinometers in the instability zone of the west ramp at the Toquepala mine. In 2014, as part of the slope stability upgrade study, the consultants completed the final report for phase 1A of this study, the preliminary structural domains and updated major structure models.

In 2015, as part of the slope stability upgrade study, a geotechnical and hydrological oriented drill program of 11,451 meters was executed at the Toquepala mine. This program was conducted in order to complement the study and to get a better understanding of the behavior of the rock mass. The geotechnical drilling program involved 22 diamond drill holes, 14 geotechnical drills and eight hydrogeological drills, all of them with geological and geotechnical logging. During the execution of these hydrogeological drills, permeability tests in the rock were executed as well as slug tests and constant load tests. Additionally, instrumentation was implemented with eight vibrating wire piezometers for the monitoring of water table and to give support to the hydrogeological model. Also in 2015, the consultants Itasca S.A and Piteau Associates completed the report for phase two of this study. They submitted and updated the block model with geotechnical parameters for the slope mine design.

In 2013, a mining consulting group began a study of dump stability at the Toquepala mine. This study is assessing the current stability of the dumps and is developing a geotechnical campaign to obtain information to assess the stability of the future and final stages of the dumps. In 2015, continuing with the study of dump stability at the Toquepala mine, the program of geotechnical investigation for the dumps and leach pads was planned. This program involves seven drills and 60 test pits with permeability and test penetration in soil, to obtain geotechnical parameters for the study.

In 2015, a geotechnical drilling program of 301 meters was executed in Quebrada Honda tailing dam. This program involved twelve drills with their respective inclinometers instrumentation, vibrating wire and open tube piezometers. Additionally, we executed geotechnical instrumentation in the side dam of Quebrada Honda.

At the Cuajone mine, in 2007 in order to minimize the damage to the slopes caused by production blast vibrations, blasting control using three pre-split drills was implemented. Also, the slope monitoring system with reflection prisms has been replaced by a system using slope monitoring radar. In February 2012, the first radar equipment was put in service followed in August 2013 with the second radar installation and a geotechnical surveillance camera was added. This new system improves the reliability and continuity of monitoring, improves the quality of information used to evaluate the performance of the slopes and helps better anticipate the risk of instability. The sub-surface deformation and the water level are still monitored with inclinometers and piezometers. In September 2012, we completed a program of oriented geotechnical drilling totaling 17,938 meters, and in May 2013 we completed a program of vertical geotechnical drilling totaling 2,814 meters, with hydraulic tests performed on rock and subsequently instrumented with inclinometers/piezometers. The geotechnical and hydraulic information obtained from the two programs will be used in the development of a geotechnical study for the new 15 year mine development plan (2015-2029). Also during 2013, we drilled 772 meters of sub-horizontal holes in order to drain the east slope of the pit. The geotechnical study for the new 15-year mine development plan was completed at the end of 2015 and the result of this study is the increase by an average of 3 degrees of the inter ramp angle and include 40 meters wide geotechnical berms for inter ramp heights above 150 meters. This study also contains recommendations for improving the stability of the pit slopes.

In 2013, the Board of Directors approved a project to improve slope stability at the south area of the Cuajone mine, which will remove approximately 148 million tons of waste material in order to improve the mine design without reducing our actual production level. As of December 31, 2015, 47.9 million tons of waste material have been removed. For further information see Item 7 “Management Discussion and Analysis — Capital Investment Program.”

To increase the possibility of mining in the event of a slide, we have provided for two extraction ramps for each open-pit mine. While these measures cannot guarantee that a slope failure will not occur, we believe that our mining practices are sound and that the steps taken and the ongoing reviews performed are a prudent methodology for open-pit mining.

Mexican operations

In 2004, our 15-year mine plan study for the La Caridad mine was awarded to an independent consulting firm to conduct a geotechnical evaluation. The purpose of the plan was to develop a program of optimum bench design and inter-ramp slope angles for the open-pit. The results of the evaluation presented by the consultants included a recommendation of a maximum average bench face angle of 72 degrees. Additionally, single benching was recommended for the upper sections of the west, south and east walls of the main pit. Likewise, double benching was recommended for the lower levels of the main pit and single benching for the upper slope segments that consist of either alluvial material, mine waste dumps or mineralized stockpile material. Alternatively, slopes in these types of materials, may be designed with an overall 37 degree slope. The geostructural and geotechnical parameters recommended were applied in the pit design for the new life of the mine plan for La Caridad mine prepared in 2015. This mine plan replaced the 15-year mine plan prepared in 2010. However, since final pit limits have not been yet established at La Caridad, all current pit walls are effectively working slopes. Geostructural and geotechnical data collected at the open-pit mine from cell-mapping and oriented-core drilling databases provided the basis for the geotechnical evaluation and recommendations. We continue to collect new information related to geotechnical data and other geology features from the mine pit and diamond drill hole, in order to ensure the structural security and also to improve the geotechnical data base for future studies.

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

In 2014, we continued collecting new geotechnical information from two exploration drilling projects; this data is available to analyze the geotechnical data base for new studies in accordance with slope angle for the open pit excavations. In the free face benches at the open pit mine operations, the cell-mapping were prepared to increment the geotechnical data base. Following the recommendations of geotechnical evaluation we continued monitoring the walls using the radar system. In 2015 we decided not to update the geotechnical evaluation as expected because the 15-year pit plan conducted in 2004 is valid until 2018. For 2016, we expect to perform a diamond drilling program of 5,000 meters, in order to obtain additional geotechnical information which will allow us to verify the slope stability for the long-term mine plan.

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

Cuajone

Our Cuajone operations consist of an open-pit copper mine and a concentrator located in southern Peru, 30 kilometers from the city of Moquegua and 840 kilometers from Lima, at an altitude of 3,430 meters above sea level.  Access to the Cuajone property is by plane from Lima to Tacna (1:40 hours) and then by highway to Moquegua and Cuajone (3:30 hours).  The concentrator has a milling capacity of 90,000 tons per day.  Overburden removal commenced in 1970 and ore production commenced in 1976.  Our Cuajone operations utilize a conventional open-pit mining method to collect copper ore for further processing at the concentrator.

The table below sets forth 2015, 2014 and 2013 production information for our Cuajone operations:

					Variance 2015-2014
		2015	2014	2013	Volume	%
Mine annual operating days		365	365	365
Mine
Total ore mined	(kt)	30,956	30,555	29,269	401	1.3%
Copper grade	(%)	0.666	0.680	0.669	(0.014)	(2.1)%
Leach material mined	(kt)	—	1,898	3,071	(1,898)	(100)%
Leach material grade	(%)	—	0.671	0.467	(0.671)	(100)%
Stripping ratio	(x)	5.19	4.98	4.92	0.21	4.2%
Total material mined	(kt)	191,651	182,812	173,277	8,839	4.8%
Concentrator
Total material milled	(kt)	31,093	30,555	29,353	538	1.8%
Copper recovery	(%)	86.09	85.88	85.91	0.21	0.2%
Copper concentrate	(kt)	694.6	702.1	659.8	(7.5)	(1.1)%
Copper in concentrate	(kt)	178.2	178.3	168.6	(0.1)	(0.1)%
Copper concentrates average grade	(%)	25.65	25.40	25.55	0.25	1.0%
Molybdenum
Molybdenum grade	(%)	0.021	0.019	0.015	0.002	10.5%
Molybdenum recovery	(%)	69.48	67.59	71.53	1.89	2.8%
Molybdenum concentrate	(kt)	8.2	7.4	5.8	0.8	10.8%
Molybdenum concentrate average grade	(%)	53.99	54.00	53.66	(0.01)	—
Molybdenum in concentrate	(kt)	4.4	4.0	3.1	0.4	10.0%

Key:	kt = thousand tons
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

The Cuajone deposit is located approximately 28 kilometers from the Toquepala deposit and is part of the Toquepala Group dated 60 to 100 million years (Upper Cretaceous to Lower Tertiary). The Cuajone lithology includes volcanic rocks from Cretaceous to Quaternary. There are 43 rock types including, pre-mineral rocks, basaltic andesite, porphyritic rhyolite, Toquepala dolerite and intrusive rocks, including diorite, porphyritic latite, breccias and dikes. In addition, the following post-mineral rocks are present: the Huaylillas formation which appears in the south-southeast side of the deposit and has been formed by conglomerates, tuffs, traquites and agglomerates. These formations date 17 to 23 million years and are found in the Toquepala Group as discordance. The Chuntacala formation which dates 9 to 14 million years and is formed by conglomerates, flows, tuffs and agglomerates placed gradually in some cases and in discordance in others. Also Quaternary deposits are found in the rivers, creeks and hills. The mineralogy is simple with regular grade distribution and shaped like an inverted cone. Ore minerals include chalcopyrite (CuFeS2), chalcosine (Cu2S) and molybdenite (MoS2) with occasional galena, tetraedrite and enargite as non-economic material.

Mine exploration

Exploration activities during the drill campaign in 2015 were as follows:

Studies	Meters	Holes	Notes
Infill drilling	3,581	11	To obtain additional information to improve confidence in our block model.

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

Toquepala

Our Toquepala operations consist of an open-pit copper mine and a concentrator. We also refine copper at the SX-EW facility through a leaching process. Toquepala is located in southern Peru, 30 kilometers from Cuajone and 870 kilometers from Lima, at an altitude of 3,220 meters above sea level. Access is by plane from Lima to the city of Tacna (1:40 hours) and then by the Pan-American highway to Camiara (1:20 hours) and by road to Toquepala (1 hour). The concentrator has a milling capacity of 60,000 tons per day. The SX-EW facility has a production capacity of 56,000 tons per year of LME grade A copper cathodes. Overburden removal commenced in 1957 and ore production commenced in 1960. Our Toquepala operations utilize a conventional open-pit mining method to collect copper ore for further processing in our concentrator.

The table below sets forth 2015, 2014 and 2013 production information for our Toquepala operations:

					Variance 2015-2014
		2015	2014	2013	Volume	%
Mine annual operating days		365	365	365
Mine
Total ore mined	(kt)	20,150	19,922	19,954	228	1.1%
Copper grade	(%)	0.643	0.626	0.611	0.02	2.7%
Leach material mined	(kt)	54,440	37,939	38,847	16,501	43.5%
Leach material grade	(%)	0.158	0.155	0.222	0.003	1.9%
Stripping ratio	(x)	8.58	9.60	7.51	(1.02)	(10.6)%
Total material mined	(kt)	193,013	211,202	169,808	(18,189)	(8.6)%
Concentrator
Total material milled	(kt)	20,272	19,942	19,925	330	1.7%
Copper recovery	(%)	91.62	91.98	90.92	(0.36)	(0.4)%
Copper concentrate	(kt)	429.0	416.7	409.6	12.3	3.0%
Copper in concentrate	(kt)	119.4	114.8	110.7	4.6	4.0%
Copper concentrate average grade	(%)	27.84	27.55	27.02	0.29	1.1%
Molybdenum
Molybdenum grade	(%)	0.054	0.042	0.033	0.012	28.6%
Molybdenum recovery	(%)	72.70	73.54	71.43	(0.84)	(1.1)%
Molybdenum concentrate	(kt)	14.1	10.9	8.4	3.20	29.4%
Molybdenum concentrate average grade	(%)	56.14	56.02	55.46	0.12	0.2%
Molybdenum in concentrate	(kt)	7.9	6.1	4.7	1.8	29.5%
SX-EW plant
Estimated leach recovery	(%)	25.88	25.94	25.69	(0.06)	(0.2)%
SX-EW cathode production	(kt)	24.2	25.7	28.4	(1.5)	(5.8)%

Key:	kt = thousand tons
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

Mine Exploration

Exploration activities during the drill campaign in 2015 were as follows:

Studies	Meters	Holes	Notes
Leach and ore confirmation for phase 4 and 5	1,030	2	To confirm the lateral continuity of the ore body and leaching material
Geotechnical drilling program for Quebrada Honda tailing dam	301	12	Additional side of Quebrada Honda dam, geotechnical instrumentation and to define material quality.
Exploration geotechnical and hydrogeological drill	11,451	22	To define rock mass quality and hydrogeological behavior.
Total	12,782	36

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

Copper oxides from Cuajone with a copper grade higher than 0.208%, with an acid solubility index higher than 43% and a cyanide solubility index higher than 17% are leached. In Toquepala, the copper sulfides cutoff grade is 0.153% and therefore material with a total copper grade between 0.153% and 0.300% are leached. Copper in solution produced at Cuajone is sent to Toquepala through an eight-inch pipe laid alongside the Cuajone-Toquepala railroad track.

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

Processing Facilities - Ilo

Our Ilo smelter and refinery complex is located in the southern part of Peru, 17 kilometers north of the city of Ilo, 121 kilometers from Toquepala, 147 kilometers from Cuajone and 1,240 kilometers from the city of Lima. Access is by plane from Lima to Tacna (1:40 hours) and then by highway to the city of Ilo (2:00 hours). Additionally, we maintain a port facility in Ilo, from which we ship our products and receive supplies. Products shipped and supplies received are moved between Toquepala, Cuajone and Ilo on our industrial railroad.

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

The table below sets forth 2015, 2014 and 2013 production and sales information for our Ilo smelter plant:

					Variance 2015-2014
Smelter		2015	2014	2013	Volume	%
Concentrate smelted	(kt)	1,143.7	1,022.5	1,072.8	121.2	11.9%
Average copper recovery	(%)	97.4	97.5	97.9	(0.1)	(0.1)%
Blister production	kt	2.8	—	1.7	2.8	N/A
Average blister grade	(%)	99.31	—	99.35	99.31	N/A
Anode production	(kt)	339.7	304.7	323.5	35.0	11.5%
Average anode grade	(%)	99.76	99.75	99.75	0.01	—
Sulfuric acid produced	(kt)	1,104.7	994.2	1,025.8	110.5	11.1%
Sales data:
Blister sales	(kt)	2.80	—	1.67	2.80	N/A
Anode sales	(kt)	4.00	—	1.00	4.00	N/A
Average blister sales price	($/lb)	2.47	—	3.98	2.47	N/A
Average anode sales price	($/lb)	2.13	—	3.26	2.13	N/A
Average sulfuric acid price	($/ton)	73.47	64.67	94.89	8.80	13.6%

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

The table below sets forth 2015, 2014 and 2013 production and sales information for our Ilo refinery and precious metals plants:

					Variance 2015-2014
Refinery		2015	2014	2013	Volume	%
Cathodes produced	(kt)	280.6	257.9	271.0	22.7	8.8%
Average copper grade	(%)	99.998	99.998	99.971	—	—
Refined silver produced	(000 Kg)	106.0	108.2	100.2	(2.2)	(2.0)%
Refined gold produced	(kg)	190.9	225.8	238.3	(34.9)	(15.5)%
Commercial grade selenium produced	(tons)	54.4	50.0	51.5	4.4	8.8%
Sales data:
Average cathodes sales price	($/lb)	2.50	3.17	3.37	(0.67)	(21.1)%
Average silver sales price	($/oz)	15.78	19.11	24.26	(3.33)	(17.4)%
Average gold sales price	($/oz)	1,157.30	1,259.01	1,392.49	(101.71)	(8.1)%

Key:  kt = thousand tons

In addition to the processing facilities, the refinery has a production control section, a laboratory which provides sample analysis throughout the Company, a maintenance department, a desalinization plant and other support facilities.

Other facilities in Ilo are a coquina plant with a production capacity of 200,000 tons per year of seashells and a lime plant with a capacity of 80,000 tons per year. We also operate an industrial railroad to haul production and supplies between Toquepala, Cuajone and Ilo.

The industrial railroad’s main equipment includes locomotives of different types and rolling stock with different types of cars and capacities. The track runs in a single 214 kilometer standard gauge line and supports a 30-ton axle load. The total length of the track system is around 257 kilometers including main yards and sidings. The infrastructure includes 27 kilometers of track under tunnels and one concrete bridge. The industrial railroad includes a car repair shop which is responsible for maintenance and repair of the car fleet. Annual tonnage transported is approximately 4.7 million tons.

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

Following is a map indicating the approximate location of, and access to, our Mexican open-pit mine complexes, as well as our processing facilities:

Tucson
Benson
Tombstone
EE UU
MEXICO
Nogales
Nogales
Agua Prieta
BUENAVISTA MINE
Cananea
Imuris
Caborca
Bacoachi
LA CARIDAD MINE
Santa Ana
Nacozari de García
CHIHUAHUA
SONORA
Moctezuma
Ures
Mazocahui
Hermosillo

UNITED STATES OF AMERICA
LEGEND
MINES
INTERNATIONAL BORDER
STATE LIMIT
CAPITAL CITY
BUENAVISTA MINE
LA CARIDAD MINE
Hermosillo
Chihuahua
Gulf of California
Pacific Ocean
Gulf of México
México City
110°
100°
26°
16°
0 100 200 Kms

MAP SHOWING LOCATION AND ACCESS TO LA CARIDAD AND BUENAVISTA DEL COBRE FACILITIES	Date: January, 2016
	Graphic Scale

We have ongoing maintenance and improvement programs to ensure the satisfactory performance of our equipment. We believe all our Mexican open-pit segment equipment is in good physical condition and suitable for our operations.

Buenavista

The Buenavista mining unit operates an open-pit copper mine, two concentrators and three SX-EW plants. It is located 100 air-kilometers northwest of La Caridad and 40 kilometers south of the Arizona, U.S. - Mexican border, at an altitude of 1,900 meters above sea level. It lies on the outskirts of the city of Cananea. Buenavista is connected by paved highways to the border city of Agua Prieta to the northeast, to the town of Nacozari in the southeast and to the town of Imuris to the west. Buenavista is also connected by railway to Agua Prieta and Nogales. A municipal airport is located approximately 20 kilometers to the northeast of Buenavista.

In 2010, a strike of approximately three years was settled and full production was restored in 2011. In 2013, mine operations were affected by flooding problems caused by unusual rains in the area, as a consequence we lost approximately 22,900 tons of copper production. The mine restored full operations by the end of the third quarter of 2013.

We are near completion a major capital investment program at Buenavista, which includes a third SX-EW plant, completed in June 2014, with a rated annual capacity of 120,000 tons of copper, which produced 85,886 tons of copper cathodes in 2015. It also includes a new concentrator, completed in 2015, which has increased annual production capacity by 100,000 tons. Additionally, the program includes two molybdenum plants with a combined annual capacity of 4,600 tons. The first plant began operations in 2013 and we expect to complete the second plant in 2016. This investment program, except for some infrastructure work at the second molybdenum plant and the Quebalix IV project, is largely completed.

The original concentrator currently has a nominal milling capacity of 76,700 tons per day. In 2016, it is expected to reach 82,000 tons per day. The second concentrator began operations in 2015 with a nominal milling capacity of 100,000 tons per day. In 2017, it is expected to reach 120,000 tons per day. The SX-EW facilities have a cathode production capacity of 174,470 tons per year. The Buenavista ore body is considered one of the world’s largest porphyry copper deposits. Buenavista is the oldest continuously operated copper mine in North America, with operations dating back to 1899. High grade ore deposits in the district were mined exclusively using underground methods. The Anaconda Company acquired the property in 1917. In the early 1940s, Anaconda started developing the first open-pit in Buenavista. In 1990, through a public auction procedure, Minera Mexico acquired 100% of the Buenavista mining assets for $475 million. Buenavista is currently applying conventional open-pit mining methods to extract copper ore for further processing in the concentrator.

In 2014, a spill of copper sulfate solution occurred at a leaching pond for Buenavista’s new SX-EW III plant. The solution reached the Bacanuchi River, a tributary of the Sonora River. We took immediate action to contain the spill and expedited the cleanup, also to comply with all the legal requirements. A trust fund of two billion pesos (approximately $150 million) was established to support remedial action and provide compensation to those adversely affected by this accident. Approximately one billion Mexican pesos have already been contributed.

On September 15, 2014, BVC executed an administrative agreement with PROFEPA, providing for the submission of a remediation action plan to the Mexican Ministry of Environment and Natural Resources (Secretaria de Medio Ambiente y Recursos Naturales “SEMARNAT”). The remediation program submitted to SEMARNAT was approved on January 6, 2015. This program will be developed in five zones along the rivers. As of December 31, 2015, the Company informed SEMARNAT of the conclusion of the clean-up and soil remediation actions in phase one of zone one. Remediation activities in phase two of zone one are expected to be concluded in February 2016. The Company has already obtained approval of the monitoring programs for zones two to five.

The following table shows 2015, 2014 and 2013 production information for Buenavista:

					2015-2014 Variance
		2015	2014	2013	Volume	%
Mine annual operating days		365	365	365
Mine:
Total ore mined	(kt)	33,726	27,291	25,260	6,435	23.6%
Copper grade	(%)	0.593	0.581	0.559	0.012	2.1%
Leach material mined	(kt)	150,546	142,288	131,559	8,258	5.8%
Leach material grade	(%)	0.293	0.263	0.238	0.030	11.4%
Stripping ratio	(x)	6.23	8.93	7.18	(2.70)	(30.2)%
Total material mined	(kt)	282,954	271,026	206,710	11,928	4.4%
Concentrator:
Total material milled	(kt)	33,141	27,278	25,277	5,863	21.5%
Copper recovery	(%)	82.50	83.81	81.93	(1.31)	(1.6)%
Copper concentrate	(kt)	705.0	565.7	476.5	139.3	24.6%
Copper in concentrate	(kt)	162.0	132.9	115.8	29.1	21.9%
Copper concentrate average grade	(%)	22.98	23.49	24.31	(0.51)	(2.2)%
Molybdenum
Molybdenum grade	(%)	0.013	0.019	0.019	(0.006)	(31.6)%
Molybdenum recovery	(%)	25.55	44.01	17.30	(18.46)	(41.9)%
Molybdenum concentrate	(kt)	1.87	4.21	0.66	(2.34)	(55.6)%
Molybdenum concentrate average grade	(%)	50.25	52.72	54.07	(2.47)	(4.7)%
Molybdenum in concentrate	(kt)	0.94	2.22	0.36	(1.28)	(57.7)%
SX-EW plant
Estimated leach recovery	(%)	47.78	58.47	50.11	(10.69)	(18.3)%
SX-EW cathode production	(kt)	122.5	93.4	66.4	29.1	31.2%

Key: kt = thousand tons

x = Stripping ratio obtained dividing waste plus leachable material by ore mined.

The copper and molybdenum grade are total grade.

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

Mineralization in the district is extensive covering a surface area of approximately 30 square kilometers. An early pegmatitic stage associated with bornite-chalcopyrite-molybdenite assemblage was followed by a widespread flooding of hydrothermal solutions with quartz-pyrite-chalcopyrite. A pervasive quartz-sericite alteration is evident throughout the district’s igneous rock fabric.

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

Current dimensions of the mineralized ore body are 5x3 kilometers, and projects to more than one kilometer at depth. Considering the geological and economic potential of the Buenavista porphyry copper deposit, it is expected that the operation can support a sizeable increase in copper production capacity.

Mine Exploration

In-fill core drilling was conducted in 2011 at the Buenavista zinc-copper-silver deposit, including directional drilling for geotechnical purposes. A deep drilling campaign was initiated in 2011 to explore the extent of the deposit at depth, drilling a total of 3,860 meters in 2012. For short-term mine planning, 6,652 meters were drilled to confirm copper grade and metallurgical recoveries. Also, in 2011, a condemnation drilling program was initiated to define areas for future infrastructure, as well as areas where leach and waste dumps will be deposited. A total of 28,369 meters of core drilling were completed in 2011. A geohydrology program was initiated in 2011 to explore the possibility of groundwater sources within the mine limits, and a total of 29,750 meters of diamond drilling were drilled in 2012. In addition, 3,797 meters were drilled for water monitoring wells. We did not have a drilling campaign in 2013. In 2014, we performed a drilling program of 20,000 meters in order to verify the reserves. In 2015, we complied with our drilling program target of 15,000 meters to define reserves and to confirm copper and molybdenum grades. For 2016, we plan to drill 10,000 meters to further define reserves and confirm grades.

Concentrator

Buenavista uses state-of-the-art computer monitoring systems at the concentrators, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations. In the original concentrator, material with a copper grade over 0.38% is loaded onto trucks and sent to the milling circuit, where giant rotating crushers reduce the size of the ore to approximately one-half of an inch. The ore is then sent to the ball mills, which grind it to the consistency of fine powder. The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings. Recovered copper, with the consistency of froth, is filtered and dried to produce copper concentrates with an average copper content of approximately 24%. Concentrates are then shipped by rail to the smelter at La Caridad.

In the second concentrator, material with a copper grade over 0.57% is sent to a three-phase milling circuit, where the ore size is reduced to approximately one-half inch. The ore is then sent to a circuit of six ball mills, which grind it to the consistency of fine powder. The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings.

Recovered copper, with the consistency of froth, is filtered and dried to produce copper concentrates with an average copper content of approximately 24%. Concentrates are then sent by trucks or by railroad to the La Caridad smelter or to the Guaymas port, at Sonora, for exporting.

As part of the expansion program for this unit, in 2013 we completed the construction of the first molybdenum plant with an annual production capacity of 2,000 tons of molybdenum contained in concentrate. The plant was designed to process 1,500 tons of copper-molybdenum concentrates per day with a recovery of approximately 80%of copper and 50% of molybdenum content. The molybdenum plant consists of thickeners, homogenizer tanks, flotation cells, column cells and a holo-flite dryer. The second molybdenum plant, is still under construction and we expect to finish this project and initiate operations in 2016.

SX-EW Plant

The Buenavista unit operates a leaching facility and three SX-EW plants. All copper ore with a grade lower than the mill cut-off grade of 0.38%, but higher than 0.25%, is delivered to the leach dumps. A cycle of leaching and resting occurs for approximately five years in the run-of-mine dumps and three years for the crushed leach material.

The Buenavista unit currently maintains 10.2 million cubic meters of pregnant leach solution in inventory with a concentration of approximately 1.2 grams of copper per liter.

There are three irrigation systems for the dumps and eleven dams for the pregnant leach solution (PLS).  Plant I has four solvent extraction tanks with a nominal capacity of 18,000 liters per minute of PLS and 54 electrowinning cells and has a daily production capacity of 30 tons of copper cathodes with 99.999% purity. Plant II has five trains of solvent extraction with a nominal capacity of 62,000 liters per minute of PLS and 220 cells distributed in two bays and has a daily production capacity of 120 tons of copper cathodes with 99.9% purity. Plant III has three trains of solvent extraction with a nominal capacity of 167,100 liters per minute of PLS and 270 cells distributed in two bays and has a daily production capacity of 328 tons of copper cathodes with 99.9% purity. The plant will produce copper cathodes of LME grade A. Please see “Capital Investment Program” under Item 7 for further information.

La Caridad

The La Caridad complex includes an open-pit mine, concentrator, smelter, copper refinery, precious metals refinery, rod plant, SX-EW plant, lime plant and two sulfuric acid plants.

La Caridad mine and mill are located about 23 kilometers southeast of the town of Nacozari in northeastern Sonora, at an altitude of 2,000 meters above sea level. Nacozari is about 264 kilometers northeast of the Sonora state capital of Hermosillo and 121 kilometers south of the U.S.-Mexico border. Nacozari is connected by paved highway with Hermosillo and Agua Prieta and by rail with the international port of Guaymas, and the Mexican and United States rail systems. An airstrip with a reported runway length of 2,500 meters is located 36 kilometers north of Nacozari, less than one kilometer away from the La Caridad copper smelter and refinery. The smelter and the sulfuric acid plants, as well as the refineries and rod plant, are located approximately 24 kilometers from the mine. Access is by paved highway and by railroad.

The concentrator began operations in 1979, the molybdenum plant was added in 1982, the smelter in 1986, the first sulfuric acid plant in 1988, the SX-EW plant in 1995, the second sulfuric acid plant in 1997, the copper refinery in 1997, the rod plant in 1998, the precious metals refinery in 1999 and the dust and effluents plant in 2012.

The table below sets forth 2015, 2014 and 2013 production information for La Caridad:

					Variance 2015-2014
		2015	2014	2013	Volume	%
Mine annual operating days		365	365	365
Mine
Total ore mined	(kt)	34,445	34,251	33,570	194	0.6%
Copper grade	(%)	0.351	0.343	0.344	0.008	2.3%
Leach material mined	(kt)	32,758	31,164	30,426	1,594	5.1%
Leach material grade	(%)	0.244	0.239	0.225	0.005	2.1%
Stripping ratio	(x)	1.74	1.67	1.64	0.07	4.2%
Total material mined	(kt)	94,283	91,454	88,595	2,829	3.1%
Concentrator
Total material milled	(kt)	34,468	34,427	33,629	41	0.1%
Copper recovery	(%)	85.76	85.53	83.76	0.23	0.3%
Copper concentrate	(kt)	455.2	458.8	459.6	(3.6)	(0.8)%
Copper in concentrate	(kt)	103.9	101.1	96.9	2.8	2.8%
Copper concentrate average grade	(%)	22.81	22.03	21.08	0.78	3.5%
Molybdenum
Molybdenum grade	(%)	0.036	0.039	0.044	(0.003)	(7.7)%
Molybdenum recovery	(%)	81.62	81.52	79.81	0.10	0.1%
Molybdenum concentrate	(kt)	18.9	20.2	21.8	(1.3)	(6.4)%
Molybdenum concentrate average grade	(%)	53.76	53.55	53.96	0.21	0.4%
Molybdenum in concentrate	(kt)	10.0	10.8	11.7	(0.8)	(7.4)%
SX-EW plant
Estimated leach recovery	(%)	38.57	38.56	38.79	0.01	—
SX-EW cathode production	(kt)	27.16	25.2	23.9	1.96	7.8%

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

Supergene enrichment consists of complete to partial chalcosite (Cu2S) replacement of chalcopyrite (CuFeS2). The zone of supergene enrichment occurs as a flat and tabular blanket with an average diameter of 1,700 meters and thickness generally between 0 and 90 meters.

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

Mine Exploration

The La Caridad ore body has been mined for over 35 years. The extent of the model area is approximately 6,000 meters by 4,000 meters with elevation ranging from 750 to 1,800 meters. Seventeen drilling campaigns have been conducted on the property since 1968. These campaigns drilled a total of 3,349 drill holes: 1,186 were diamond drill holes and 2,163 were reverse circulation. We have also drilled some hammer and percussion drill holes.

In 2008, La Caridad finished a large exploration program of 50,000 meters. The target was to reach to the 900 level in order to reduce the drilling space and to define the copper and molybdenum mineralization continuity and also carry out metallurgical testing for the flotation and leaching processes. There was no exploration program in 2009, 2011 and 2013. In 2012 we drilled 10,000 meters and further defined the extent of the copper and molybdenum mineralization.  In 2014 and 2015 we drilled 32 diamond drill holes equivalent to 11,040 meters in order to define a high grade ore body located in the south western edge of the pit (Bella Union location).

Concentrator

La Caridad uses state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations. The concentrator has a current capacity of 94,500 tons of ore per day. Ore extracted from the mine with a copper grade over 0.30% is sent to the concentrator and is processed into copper concentrates and molybdenum concentrates. The copper concentrates are sent to the smelter and the molybdenum concentrate is sold to a Mexican customer. The molybdenum recovery plant has a capacity of 2,000 tons per day of copper-molybdenum concentrates. The lime plant has a capacity of 340 tons of finished product per day.

SX-EW Plant

Approximately 757.7 million tons of leaching ore with an average grade of approximately 0.245% copper have been extracted from the La Caridad open-pit mine and deposited in leaching dumps from May 1995 to December 31, 2015. All copper ore with a grade lower than the mill cut-off grade 0.30%, but higher than 0.15% copper, is delivered to the leaching dumps. In 1995, we completed the construction of a SX-EW facility at La Caridad that has allowed processing of this ore and certain leach ore reserves that were not mined and has resulted in a reduction in our copper production costs. The SX-EW facility has an annual design capacity of 21,900 tons of copper cathodes.

The plant has three trains of solvent extraction with a nominal capacity of 2,400 cubic meters per hour and 94 electrowinning cells distributed in one single electrolytic bay. The plant has a daily production capacity of 65 tons of copper cathodes with 99.999% purity.

Processing Facilities — La Caridad

Our La Caridad complex includes a smelter, an electrolytic copper refinery, a precious metal refinery, a copper rod plant and an effluent and dust treatment plant. The distance between this complex and the La Caridad mine is approximately 24 kilometers.

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

All of the anodes produced in the smelter are sent to the La Caridad copper refinery. The actual installed capacity of the smelter is 1,000,000 tons per year, a capacity that is sufficient to treat all the concentrates of La Caridad and almost 80% of total production of the OMIMSA I concentrator from Buenavista, and starting in 2010, the concentrates from the IMMSA mines, as we closed the San Luis Potosi smelter.

Other facilities in the smelter include two sulfuric acid plants with capacities of 2,625 and 2,135 tons per day, three oxygen plants each with a production capacity of 275 tons per day; and one power turbine which generates 11.5 MWh.

Refinery

La Caridad includes an electrolytic copper refinery that uses permanent cathode technology. The installed capacity of the refinery is 300,000 tons per year. The refinery consists of an anode plant with a preparation area, an electrolytic plant with an electrolytic cell house with 1,115 cells and 32 liberator cells, two cathode stripping machines, an anode washing machine, a slime treatment plant and a number of ancillary installations. The refinery is producing grade A (LME) and grade 1 (COMEX) copper cathode of 99.99% purity. Anodic slimes are recovered from the refining process and sent to the slimes treatment plant where additional copper is extracted. The slimes are then filtered, dried, packed and shipped to the La Caridad precious metals refinery to produce silver and gold.

Precious Metals Plant

The operations of the precious metal refinery begin with the reception of anodic slimes, which are dried in a steam dryer. After this, the dried slime is smelted and a gold and silver alloy is obtained, which is known as Dore. The precious metal refinery plant has a hydrometallurgical stage and a pyrometallurgical stage, besides a steam dryer, Dore casting system, Kaldo furnace, 20 electrolytic cells in the silver refinery, one induction furnace for fine silver, one silver ingot casting system and two reactors for obtaining fine gold. The process ends with the refining of the gold and silver alloy. We also recover commercial selenium from the gas produced by the Kaldo furnace process.

Copper Rod Plant

A rod plant at the La Caridad complex began operations in 1998 and reached its full annual operating capacity of 150,000 tons in 1999. The plant is producing eight millimeter copper rods with a purity of 99.99%.

Effluent and Dust Treatment Plant

In 2012, we started operating a dust and effluent plant with a treatment capacity of 5,000 tons of smelter dusts per year which will produce 1,500 tons of copper by-products and 2,500 tons of lead sulfates per year. This plant is designed to reduce dust emissions from La Caridad metallurgical complex.

The table below sets forth 2015, 2014 and 2013 production information for the La Caridad processing facilities:

					Variance 2015-2014
		2015	2014	2013	Volume	%
Smelter
Total copper concentrate smelted	(kt)	933.4	926.4	722.6	7.0	0.8%
Anode copper production	(kt)	257.9	259.6	222.1	(1.7)	(0.7)%
Average copper content in anode	(%)	99.34	99.38	99.42	(0.04)	—
Average smelter recovery	(%)	98.3	97.4	98.8	0.9	0.9%
Sulfuric acid production	(kt)	972.4	960.8	719.5	11.6	1.2%
Refinery
Refined cathode production	(kt)	213.4	204.3	188.0	9.1	4.5%
Refined silver production	(000 kg)	238.2	225.1	290.6	13.1	5.8%
Refined gold production	(Kg)	4,579.5	1,541.8	1,269.0	3,037.7	197.0%
Rod Plant
Copper rod production	(kt)	138.2	129.1	126.8	9.1	7.0%
Sales data:
Average realized price copper rod	($per lb)	2.49	3.18	3.45	(0.69)	(21.7)%
Average premium copper rod	($per lb)	0.11	0.10	0.11	0.01	10.0%
Average realized price gold	($per ounce)	1,149.91	1,240.67	1,430.85	(90.76)	(7.3)%
Average realized price silver	($per ounce)	15.75	18.77	23.93	(3.02)	(16.1)%
Average realized price sulfuric acid	($per ton)	63.92	66.40	79.55	(2.48)	(3.9)%

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

The table below sets forth 2015, 2014 and 2013 production information for our Mexican IMMSA unit:

					Variance 2015-2014
		2015	2014	2013	Volume	%
Average annual operating days(*)		234	247	307
Total material mined and milled	(kt)	2,631	2,471	3,066	160	6.5%
Zinc:
Zinc average ore grade	(%)	2.68	3.00	3.58	(0.32)	(10.7)%
Zinc average recovery	(%)	87.88	89.73	90.62	(1.85)	(2.1)%
Zinc concentrate produced	(kt)	115.0	124.0	185.3	(9.0)	(7.3)%
Zinc concentrate average grade	(%)	53.81	53.74	53.64	0.07	0.1%
Zinc in concentrate	(kt)	61.9	66.6	99.4	(4.7)	(7.1)%
Lead:
Lead average ore grade	(%)	0.96	1.06	0.96	(0.1)	(9.4)%
Lead average recovery	(%)	82.05	85.16	81.63	(3.11)	(3.7)%
Lead concentrate produced	(kt)	32.8	36.1	40.1	(3.3)	(9.1)%
Lead concentrate average grade	(%)	63.15	61.72	59.69	1.43	2.3%
Lead in concentrate	(kt)	20.7	22.3	23.9	(1.6)	(7.2)%
Copper:
Copper average ore grade	(%)	0.38	0.39	0.39	(0.01)	(2.6)%
Copper average recovery	(%)	55.32	54.31	53.59	1.01	1.9%
Copper concentrate produced	(kt)	23.5	20.1	23.9	3.4	16.9%
Copper concentrate average grade	(%)	23.82	25.95	26.78	(2.13)	(8.2)%
Copper in concentrate	(kt)	5.6	5.2	6.4	0.4	7.7%
Silver:
Silver average ore grade	(ounces)	2.31	2.71	2.79	(0.4)	(14.8)%
Silver average recovery	(%)	81.53	81.14	79.24	0.39	(0.5)%
Silver concentrate average grade	(ounces/)	29.2	27.5	24.8	1.7	6.2%
Silver in concentrates	(000 ounces)	4,995.0	4,944.9	6,170.2	50.1	1.0%

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

In October 2015, an earthquake damaged some underground facilities as well as the access to the mine. Consequently, normal mine operations were interrupted. By December 31, 2015 most of the damage was corrected and normal operations were restored. However, as a result of the damage, production decreased 45%.

Mine exploration in 2014 included 38,643 meters of surface diamond drilling and 16,893 meters from underground stations, which increased our reserves by 1,474,964 tons. For 2015, it included 32,144 meters of surface drilling and 20,536 meters from underground stations, which increased our reserves by 3,089,797 tons. For 2016, 49,500 meters of diamond drilling are planned to identify additional reserves.

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

Mine exploration in 2014 included 46,000 meters of surface diamond drilling and 15,231 meters from underground stations, which increased reserves by 4,084,041 tons. For 2015, it included 5,977 meters of surface drilling and 16,609 meters from underground stations, which increased our reserves by 1,135,750 tons. For 2016, 32,300 meters of diamond drilling are planned to identify additional reserves.

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

Mine exploration in 2014 included 17,300 meters of surface drilling. For 2015, it included 3,014 meters from underground stations, which increased our reserves by 64,800 tons. For 2016, 5,608 meters of diamond drilling are planned to identify additional reserves.

In May 2010, the Santa Eulalia mine suspended operations due to a flooding in the area brought on by the failure of a dike caused by excess water pressure. The rehabilitation work was completed in April 2013, allowing us to restore production until it was interrupted by another flood in the third quarter 2014. Production was restored in November 2015.

San Martin and Taxco

San Martin and Taxco have been on strike since July 2007. Please see Note 13”Commitments and Contingencies — Labor matters” to our consolidated financial statements.

The San Martin mining complex is located in the municipality of Sombrerete in the western part of the state of Zacatecas, Mexico. It was discovered in 1555 and mining operations in the 20th century began in 1949. The complex includes an underground mine and a flotation plant. The ore body contains lead, copper and zinc concentrates, with significant amounts of silver.

The Taxco mining complex is located on the outskirts of the city of Taxco in the northern part of the state of Guerrero, Mexico. It was discovered in 1519 and mining activities in the 20th century began in 1918. The complex includes several underground mines (San Antonio, Guerrero and Remedios) and a flotation plant. The ore contains lead and zinc concentrates, with some amounts of gold and silver.

There was no mine exploration drilling in San Martin and Taxco during the three years ended December 31, 2015 because of the strikes.

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

The table below sets forth 2015, 2014 and 2013 production information for our San Luis Potosi zinc refinery:

					Variance 2015-2014
		2015	2014	2013	Volume	%
Total zinc concentrate treated	(kt)	191.7	187.3	193.7	4.4	2.3%
Refined zinc produced	(kt)	100.5	92.1	97.7	8.4	9.1%
Sulfuric acid produced	(kt)	183.7	171.5	175.2	12.2	7.1%
Refined silver produced	(kt)	11.3	11.0	11.6	0.3	2.7%
Refined gold produced	(k)	14.0	16.0	9.0	(2.0)	(12.5)%
Refined cadmium produced	(kt)	0.6	0.6	0.6	—	—
Average refinery recovery	(%)	93.7	94.1	94.5	(0.4)	(0.4)%
Average realized price refined zinc	($per lb)	94.60	103.70	92.40	(9.10)	(8.8)%
Average realized price zinc concentrate	($per lb)	83.21	92.60	82.50	(9.39)	(10.1)%
Average realized price silver	($per oz)	15.68	19.28	22.95	(3.60)	(18.7)%

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

Coke production is sold to Penoles and other Mexican consumers in northern Mexico. We sold 84,793 tons, 90,796 tons and 76,831 tons of metallurgical coke in 2015, 2014 and 2013, respectively. We expect to sell 86,728 tons of metallurgical coke in 2016.

Carbon mine exploration

In Coahuila, an intensive exploration program of diamond drilling has identified two additional areas, Esperanza with a potential for more than 30 million tons of “in place” mineralized coal and Guayacan with a potential for 15 million tons of “in place” mineralized coal, that could be used for a future coal-fired power plant. In 2013 we drilled 2,451 meters and increased our coal reserve estimate by 39,552 tons at the La Conquista pit. In 2014, we drilled 3,100 meters of diamond drilling and increased our estimated reserves by 300,000 tons. In 2015, we drilled 3,046 meters and increased our reserves by 465,509 tons. For 2016, we expect to execute a drilling program of 3,500 meters.

The table below sets forth 2015, 2014 and 2013 production information for our Nueva Rosita coal and coke complex:

					Variance 2015-2014
		2015	2014	2013	Volume	%
Coal mined — open-pit	(kt)	248.5	276.1	291.5	(27.6)	(10.0)%
Average BTU content	BTU/Lb	9,485	9,485	9,485	—	—
Average percent sulfur	%	1.49	1.49	1.87	—	—
Clean coal produced	(kt)	114.3	149.8	141.3	(35.5)	(23.7)%
Coke tonnage produced	(kt)	97.5	96.1	93.2	1.4	1.5%
Average realized price - Coal	($per ton)	39.9	46.2	46.8	(6.3)	(13.6)%
Average realized price - Arsenic clean coal	($per ton)	—	—	78.33	—	—
Average realized price - Coke	($per ton)	250.0	260.52	299.58	(10.52)	(4.0)%

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

For the IMMSA unit, the basis for reserve estimations are sampling of mining operations and drilling exploration, geographical and topographic surveys, tracking down all the foregoing in the corresponding maps, measurement, calculation and interpretation based on the maps and reports from the mines, the mills and/or smelters. Mineral reserves are mineral stock which is estimated for extraction, to exploit if necessary, to sell or utilize economically, all or in part, taking into consideration the quotations, subsidies, costs, availability of treatment plants and other conditions which we estimate will prevail in the period for which reserves are being calculated. The reserves are divided into proven (85% reliable or more according to statistical studies) and probable (70%-80% reliable or more according to statistical studies) categories according to their level of reliability and availability. In order to comply with SEC regulations, proven reserves is a classification that can only be used for such mineral found on top of the last level of the mine (either mineral up to 15 meters below the last level or below the first 15 meters only with sufficient drilling (25 or 30 meters between each drill)).

Annually our engineering department reviews in detail the reserve computations. In addition, our engineering department reviews the computation when changes in assumptions occur. Changes can occur for price or cost assumptions, results in field drilling or new geotechnical parameters. We also engage third party consultants to review mine planning procedures.

Pursuant to SEC guidance, the reserves information in this report are calculated using average metals prices over the most recent three years unless otherwise stated. We refer to these three-year average metals prices as “current prices.” Our current prices for copper are calculated using prices quoted by COMEX, and our current prices for molybdenum are calculated according to Platt’s Metals Week. Unless otherwise stated, reserves estimates in this report use $2.99 per pound for copper and $9.38 per pound for molybdenum, both current prices as of December 31, 2015. The current prices for copper and molybdenum were $3.36 and $11.39 as of December 31, 2014 and $3.65 and $12.74 as of December 31, 2013, respectively.

For internal ore reserve estimation, our management uses long-term metal price assumptions for copper and molybdenum. At December 31, 2015 and 2014, we consider $2.90 per pound of copper and $9.50 per pound of molybdenum which we believe to be conservative prices for long-term trends. For other forecast and planning purposes, particularly related to merger and acquisition activities, our management considers various other price scenarios. The use of these other price assumptions does not affect the preparation of our financial statements.

For the years 2015, 2014 and 2013, we have used reserve estimates based on current average prices as of the most recent three years then ended to determine amortization of mine development and intangible assets.

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

The persons responsible for ore reserve calculations are as follows:

Peruvian open-pit:

Cuajone mine — Edgar A. Pena Valenzuela, Superintendent Mine Engineering

Toquepala mine — Wilbert Perez, Superintendent Mine Engineering

Tia Maria project:

Javier Salazar Munoz, Mine Manager

Jaime Arana Murriel, Leaching Manager — Investment projects

Yuver Velasquez Pari, Mine Engineer — Investment projects

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

Taxco — Armando Aranda, Chief of Geology

San Martin - Maria I. Carrillo, Chief Engineer

El Arco project:

Oscar H. Moreno, Planning and Control Manager (with support of Hexagon Mining)

Angangueo project:

Marco A. Rivera, Planning and Control Manager (with support of Hexagon Mining)

For more information regarding our reserve estimates, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Ore Reserves.”

Ore Reserves Estimated at Current Prices:

The table below details our estimated proven and probable copper and molybdenum reserves at December 31, 2015 based on the last three year average market prices following SEC guidance:

	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT		TOTAL	MEXICAN
	Cuajone	Toquepala	Buenavista	La Caridad	OPEN-PIT	IMMSA	DEVELOPMENT PROJECTS
	Mine (1)	Mine (1)	Mine (1)	Mine (1)	MINES	UNIT (2)	Tia Maria	El Arco	Angangueo
Mineral Reserves
Metal prices:
Copper ($/lb.)	2.990	2.990	2.990	2.990	2.990	2.990	2.990	2.990	2.990
Molybdenum ($/lb.)	9.384	9.384	9.384	9.384	9.384			9.384
Cut-off grade	0.204%	0.226%	0.161%	0.125%	0.172%			0.137%
Proven
Sulfide ore reserves (kt)	1,071,802	2,035,579	2,825,585	2,343,479	8,276,445	16,562		1,257,060	1,477
Average grade:
Copper	0.568%	0.564%	0.482%	0.230%	0.442%	0.450%		0.444%	1.746%
Molybdenum	0.019%	0.033%	0.009%	0.030%	0.022%			0.007%
Lead						1.145%			0.439%
Zinc						2.848%			2.621%
Leachable material (kt)	1,738	804,381	2,397,228	472,023	3,675,370		217,999	165,789
Leachable material grade	0.664%	0.207%	0.178%	0.187%	0.186%		0.325%	0.367%

Probable
Sulfide ore reserves (kt)	1,002,834	230,395	1,270,776	1,151,741	3,655,746	27,329		742,770	4,892
Average grade:
Copper	0.426%	0.373%	0.424%	0.212%	0.355%	0.524%		0.383%	1.357%
Molybdenum	0.017%	0.012%	0.010%	0.031%	0.018%			0.007%
Lead						0.877%			0.443%
Zinc						2.900%			2.623%
Leachable material (kt)	2,616	1,019,896	880,376	136,543	2,039,431		530,797	67,554
Leachable material grade	0.565%	0.157%	0.155%	0.173%	0.158%		0.362%	0.197%

Total
Sulfide ore reserves (kt)	2,074,636	2,265,974	4,096,361	3,495,220	11,932,191	43,891		1,999,830	6,369
Average grade:
Copper	0.499%	0.544%	0.464%	0.224%	0.415%	0.496%		0.421%	1.447%
Molybdenum	0.018%	0.031%	0.009%	0.030%	0.021%			0.007%
Lead						0.978%			0.442%
Zinc						2.880%			2.623%
Leachable material (kt)	4,354	1,824,277	3,277,604	608,566	5,714,801		748,795	233,343
Leachable material grade	0.605%	0.179%	0.172%	0.184%	0.176%		0.351%	0.318%
Waste (kt)	6,255,053	8,718,768	5,701,165	2,076,503	22,751,489		674,686	1,749,369
Total material (kt)	8,334,043	12,809,019	13,075,130	6,180,289	40,398,481	43,891	1,423,481	3,982,542	6,369
Stripping ratio ((W+L)/O)	3.02	4.65	2.19	0.77	2.39			0.99
Stripping ratio (W/(L+O))	3.01	2.13	0.77	0.51	1.29		0.90	0.78

Leachable material
Reserves in stock (kt)	19,887	1,283,174	1,249,444	757,664	3,310,169
Average copper grade	0.501%	0.154%	0.154%	0.245%	0.177%

In pit reserves:
Proven (kt)	1,738	804,381	2,397,228	472,023	3,675,370		217,999	165,789
Average copper grade	0.664%	0.207%	0.178%	0.187%	0.186%		0.325%	0.367%
Probable (kt)	2,616	1,019,896	880,376	136,543	2,039,431		530,797	67,554
Average copper grade	0.565%	0.157%	0.155%	0.173%	0.158%		0.362%	0.197%
Total leachable reserves (kt)	24,241	3,107,451	4,527,048	1,366,230	9,024,970		748,795	233,343
Average copper grade	0.520%	0.169%	0.167%	0.218%	0.176%		0.351%	0.318%
Copper contained in ore reserves in pit(kt) (3)	10,379	15,592	24,645	8,949	59,565	218	2,628	9,161	92

kt = Thousand tons

W= Waste, L= Leachable material; O= Ore.

(1)             The Cuajone, Toquepala, Buenavista and La Caridad concentrator recoveries calculated for these reserves were 86.0%, 86.4%, 83.0%, and 81.8%,  respectively, obtained by using recovery formulas according to the different milling capacity and geo-metallurgical zones.

(2)             The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	472.0	792.5	1,264.5
Lead	190.5	240.5	431.0

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

Metal Price Sensitivity:

In preparing the sensitivity analysis, we recalculated our reserves based on the assumption that current average metal prices were 20% higher and 20% lower, respectively, than the actual current average prices for year-end 2015.  Reserve results of this sensitivity analysis are not proportional to the increase or decrease in metal price assumptions.

	INCREASE — 20%			DECREASE — 20%
	Open-Pit Mines	IMMSA	Development Projects	Open-Pit Mines	IMMSA	Development Projects
Mineral Reserves
Metal prices:
Copper ($/lb.)	3.588	3.588	3.588	2.392	2.392	2.392
Molybdenum ($/lb.)	11.261		11.261	7.507		7.507
Cut-off grade	0.145%		0.222%	0.214%		0.197%
Proven
Sulfide ore reserves (kt)	9,116,157	18,323	1,280,596	6,775,240	15,437	1,212,219
Average grade:
Copper	0.428%	0.430%	0.439%	0.468%	0.460%	0.457%
Molybdenum	0.020%		0.007%	0.023%		0.007%
Lead		1.090%	0.430%		1.200%	0.450%
Zinc		2.710%	2.640%		2.910%	2.500%
Leachable material (kt)	3,227,365		389,729	4,020,341		372,439
Leachable material grade	0.167%		0.340%	0.208%		0.350%

Probable
Sulfide ore reserves (kt)	4,243,250	28,883	805,105	2,808,684	25,438	660,489
Average grade:
Copper	0.339%	0.510%	0.373%	0.387%	0.560%	0.414%
Molybdenum	0.017%		0.007%	0.019%		0.007%
Lead		0.860%	0.440%		0.900%	0.450%
Zinc		2.830%	2.640%		2.890%	2.560%
Leachable material (kt)	2,026,805		615,335	1,791,674		570,444
Leachable material grade	0.140%		0.337%	0.179%		0.353%

Total
Sulfide ore reserves (kt)	13,359,407	47,207	2,085,700	9,583,924	40,875	1,872,707
Average grade:
Copper	0.400%	0.479%	0.414%	0.444%	0.522%	0.442%
Molybdenum	0.019%		0.007%	0.022%		0.007%
Lead		0.949%	0.438%		1.013%	0.450%
Zinc		2.783%	2.640%		2.898%	2.546%
Leachable material (kt)	5,254,170		1,005,064	5,812,015		942,883
Leachable material grade	0.156%		0.338%	0.199%		0.352%
Waste (kt)	24,599,610		2,591,046	19,475,211		2,055,618
Total material (kt)	43,213,187	47,207	5,681,810	34,871,150	40,875	4,871,208
Stripping ratio ((W+L)/O)	2.23		1.72	2.64		1.60
Stripping ratio (W/(L+O))	1.32		0.84	1.26		0.73

Leachable material
Reserves in stock (kt)	3,310,169		—	3,310,169		—
Average copper grade	0.177%			0.177%

In pit reserves:
Proven (kt)	3,227,365		389,729	4,020,341		372,439
Average copper grade	0.167%		0.340%	0.208%		0.350%
Probable (kt)	2,026,805		615,335	1,791,674		570,444
Average copper grade	0.140%		0.337%	0.179%		0.353%
Total leachable reserves (kt)	8,564,339		1,005,064	9,122,184		942,883
Average copper grade	0.164%		0.338%	0.191%		0.352%
Copper contained in ore reserves in pit(kt) (1)	61,579	226	12,039	54,082	213	11,582

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

Internal Ore Reserves Estimates:

The table below details our proven and probable copper and molybdenum reserves as of December 31, 2015, estimated based on long-term price assumptions of $2.90 for copper and $9.50 for molybdenum.  As discussed on page 51 the presentation of these internal ore reserve estimates are not compliant with SEC requirements, as the long-term price assumptions differ from the current prices used pursuant to SEC guidance.  These internal ore reserve estimates do not affect the preparation of our financial statements.

	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT		TOTAL	MEXICAN	DEVELOPMENT PROJECTS
	Cuajone Mine	Toquepala Mine	Buenavista Mine	La Caridad Mine	OPEN-PIT MINES	IMMSA UNIT (1)	Tia Maria	El Arco	Angangueo
Mineral Reserves
Metal prices:
Copper ($/lb.)	2.900	2.900	2.900	2.900	2.900	2.900	2.900	2.900	2.900
Molybdenum ($/lb.)	9.500	9.500	9.500	9.500	9.500			9.500
Cut-off grade	0.204%	0.229%	0.182%	0.155%	0.189%			0.170%
Proven
Sulfide ore reserves(kt)	967,901	1,984,903	2,869,282	2,273,908	8,095,994	16,574		1,243,418	1,480
Average grade:
Copper	0.579%	0.568%	0.479%	0.233%	0.444%	0.450%		0.447%	1.741%
Molybdenum	0.019%	0.033%	0.009%	0.029%	0.022%			0.007%
Lead						1.140%			0.439%
Zinc						2.864%			2.631%
Leachable material (kt)	1,815	843,786	2,231,438	482,490	3,559,529		217,124	166,279
Leachable material grade	0.643%	0.208%	0.182%	0.188%	0.189%		0.325%	0.366%

Probable
Sulfide ore reserves(kt)	859,674	207,190	1,297,305	1,075,628	3,439,797	27,328		729,058	4,885
Average grade:
Copper	0.425%	0.375%	0.422%	0.215%	0.355%	0.524%		0.387%	1.359%
Molybdenum	0.018%	0.012%	0.010%	0.030%	0.018%			0.007%
Lead						0.876%			0.442%
Zinc						2.906%			2.628%
Leachable material (kt)	2,937	1,086,818	807,417	136,521	2,033,693		528,940	67,891
Leachable material grade	0.526%	0.153%	0.157%	0.175%	0.157%		0.363%	0.197%

Total
Sulfide ore reserves(kt)	1,827,575	2,192,093	4,166,587	3,349,536	11,535,791	43,902		1,972,476	6,365
Average grade:
Copper	0.507%	0.550%	0.461%	0.227%	0.417%	0.496%		0.425%	1.448%
Molybdenum	0.019%	0.031%	0.009%	0.030%	0.021%			0.007%
Lead		—				0.976%			0.442%
Zinc		—				2.890%			2.629%
Leachable material (kt)	4,752	1,930,604	3,038,855	619,011	5,593,222		746,064	234,170
Leachable material grade	0.571%	0.177%	0.175%	0.185%	0.177%		0.352%	0.317%
Waste (kt)	4,880,586	8,344,154	6,055,214	1,922,648	21,202,602		672,277	1,733,439
Total material (kt)	6,712,913	12,466,851	13,260,656	5,891,195	38,331,615	43,902	1,418,341	3,940,085	6,365
Stripping ratio ((W+L)/O)	2.67	4.69	2.18	0.76	2.32			1.00
Stripping ratio (W/(L+O))	2.66	2.02	0.84	0.48	1.24		0.90	0.79

Leachable material
Reserves in stock (kt)	19,887	1,283,174	1,249,444	757,664	3,310,169
Average copper grade	0.501%	0.154%	0.154%	0.245%	0.177%

In-pit reserves:
Proven (kt)	1,815	843,786	2,231,438	482,490	3,559,529		217,124	166,279	—
Average copper grade	0.643%	0.208%	0.182%	0.188%	0.189%		0.325%	0.366%
Probable(kt)	2,937	1,086,818	807,417	136,521	2,033,693		528,940	67,891
Average copper grade	0.526%	0.153%	0.157%	0.175%	0.157%		0.363%	0.197%
Total leachable reserves	24,639	3,213,778	4,288,299	1,376,675	8,903,391		746,064	234,170
Average copper grade	0.514%	0.168%	0.169%	0.218%	0.177%		0.352%	0.317%
Copper contained in ore reserves (kt) (2)	9,293	15,474	24,526	8,749	58,042	218	2,626	9,125	92

(kt) = Thousand tons

W= Waste, L= Leachable material; O= Ore.

(1)             The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	474.0	795.2	1,269.2
Lead	188.9	240.5	429.4

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

4.              In the final stage, accumulated tons mined, weighted average grade for ore material and leach is compared to data coming from our SRP system.

Tonnage and grade reconciliation for 2015 are as follows:

	Long Range Model		Mill		Variance
Mine	Tons (thousands)	% Copper	Tons (thousands)	% Copper	Tons (thousands)	% Copper
Cuajone	30,083	0.649	30,956	0.666	(873)	(0.016)
Toquepala	20,396	0.635	20,150	0.643	246	(0.008)
Buenavista	33,831	0.576	33,726	0.593	105	(0.017)
La Caridad	35,415	0.352	34,445	0.351	970	0.001

If the estimation error appears greater than 3%, a detailed evaluation is done to review the differences, which normally could result in more in-fill drilling, in order to better understand the geological characteristics (grade, rock type, mineralization and alteration) and the spacing of drill holes which are considered in the ore body zone.

AVERAGE DRILL-HOLE SPACING

The following is the average drill-hole spacing for proven and probable sulfide reserves as of December 31, 2015:

	Proven	Probable
	(average spacing in meters)
Cuajone	78.08	117.49
Toquepala	78.32	116.31
Buenavista	53.16	104.89
La Caridad	46.52	104.71

EXPLORATION ACTIVITIES

We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico, Argentina, Ecuador and Chile. We also conduct exploration in the areas of our current mining operations. We invested $48.8 million in exploration programs in 2015, $74.6 million in 2014 and $51.0 million in 2013 and we expect to spend approximately $34.2 million in exploration programs in 2016.

Currently, we have direct control of 77,799 hectares and 145,720 hectares of exploration concessions in Peru and in Mexico, respectively. We also currently hold 159,831 hectares, 40,758 hectares and 2,544 hectares of exploration concessions in Argentina, Chile and Ecuador, respectively.

Peru

Los Chancas. This property, located in the department of Apurimac in southern Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton and 181 million tons of mineralized leachable material with a total copper content of 0.357%. In 2015, we developed some social and environmental improvements in the local communities and plan to initiate the environmental impact assessment in 2016.

Other Peruvian Prospects. During 2015, we began explorations at the Lana project, located in Arequipa, in southern Peru. We have drilled 542 meters out of the planned 5,000 meters for this project. We have also drilled 17,661 meters at several other porphyry systems located in the southern coast of Peru.

For 2016, we plan to conduct a 5,000 meter diamond drilling program at the Tambillo project, which is located in the central coast of Peru. We also expect to develop a diamond drilling program of 22,000 meters at several other Peruvian mineralized zones, seeking copper porphyry systems. Also, we plan to continue with the regional exploration programs at several different metallogenic zones of Peru.

Mexico

In addition to exploratory drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico. The following are some of the more significant exploration projects:

Buenavista-Zinc. The Buenavista-Zinc site is located in the state of Sonora, Mexico and is part of the Buenavista ore body. Drilling and metallurgical studies have shown that the zinc-copper deposit contains approximately 36 million tons of mineralized material containing 29 grams of silver per ton, 0.69% copper and 3.3% zinc. A “scoping level” study indicates that Buenavista-Zinc may be an economic deposit. In 2011, 11,956 meters of diamond drilling were executed to confirm grade and acquire geotechnical information. In 2012, the Buenavista-Zinc mine plan was integrated with the overall mine plan of the Buenavista pit. The metallurgical testing was completed early in 2013 indicating some recovery problems with oxidized zinc. During 2013, we drilled 15,128 additional meters to locate the oxidized zinc for new modelling and metallurgical testing. In 2014, we received the results of the metallurgical testing and we adjusted our estimation of mineralized material to 75.6 million tons with an average zinc content of 2.06%, 0.58% of copper and 20.8 grams of silver per ton. In 2015, we drilled 26,635 meters. In 2016, we will use the samples obtained with the 2015 drilling program to test an alternative metallurgical process that includes a selective flotation, bulk flotation and Cu-Zn separation process, in order to obtain a product that fulfills the requirements to be processed at San Luis Potosí zinc facilities.

The Chalchihuites. The Chalchihuites site is located in the state of Zacatecas. It is a replacement deposit with mixed oxides and sulfides of lead, copper, zinc and silver. In the late 1990s, a drilling program defined 16 million tons of mineralized material containing 95 grams of silver per ton and lead content of 0.36%, copper content of 0.69% and zinc content of 3.08%. Preliminary metallurgical testing indicates that a leaching precipitating-flotation recovery process can be applied to this ore. In 2009, we started a prefeasibility study, which was completed in 2014 and generated negative results. In 2010 and 2011, we added several claims and performed a 9,386 meter drilling program that indicated at least seven million tons of mineralized material containing 97.9 grams of silver per ton, 0.41% lead, 0.52% copper and 2.53% zinc. In 2013, we continued with the process to obtain all permits and the land acquisition required for the project. During 2014, the SEMARNAT (Federal Agency of Environment and Natural Resources) rejected the authorization for drilling. In 2015, drilling suspended because of contractor issues. In 2016, our program includes the rehabilitation of the old Cronos and Guantes shafts, in order to get access to the mining areas in order to obtain mineral samples so that, we can continue with metallurgical testing.

Chile

Catanave. Located in northern Chile (Arica), Catanave belongs to a mineralized epithermal system of gold and silver. In 2010, the environmental impact study was approved. Between 2011 and 2013 diamond drilling programs were completed. During 2015 we have not conducted intensive exploration work in this project because the results of preliminary studies were not satisfactory.

El Salado. A copper-gold prospect located in the Atacama region, northern Chile is being explored for copper and molybdenum porphyry. In 2014, we completed a diamond drilling program of 12,000 meters focused on classifying the existing mineral. In 2015, we drilled 17,000 meters in order to define mineralization. A further diamond drilling program of 10,000 meters is planned for 2016.

Resguardo de la Costa. A copper-gold prospect located in northern Chile (Atacama area). After completing our evaluations, we have decided not to pursue further work on this property.

Other Chilean Prospects.  In 2015, we conducted a diamond drilling program of 6,000 meters at the Iglesia prospect, in which we estimated a possible resource containing 150,000 ounces of gold. For 2016, we plan to continue with an exploration program, principally in the north of Chile, focused on locating systems, mainly of porphyritic copper and molybdenum.

Ecuador

Chaucha: the Ruta del Cobre (“Copper Road”) project is located south of Guayaquil. The mineralization is characteristic of a copper-molybdenum porphyry system. In 2013, we obtained the permits required for the evaluation of the deposit. In 2014, we conducted a diamond drilling program of 21,000 meters, and obtained favorable results indicating copper content of 0.40% and molybdenum content of 0.027%. In 2015, we conducted a diamond drilling program of 20,000 meters, and obtained favorable results indicating copper content of 0.40% and molybdenum content of 0.037%. For 2016, we plan to conduct a diamond drilling program of 35,000 meters.

Argentina

In 2011, we started exploration activities in Argentina. During 2015, we performed geological exploration in the Salta, Rio Negro and Neuquen provinces where we expected to locate copper porphyry with precious metals epithermal systems. For 2016, we plan to continue with the regional exploration in Rio Negro, Catamarca and Jujuy, where we expect to locate porphyry copper and molybdenum mineralization.

ITEM 3. LEGAL PROCEEDINGS

Reference is made to the information under the caption “Litigation Matters” in the consolidated financial statement Note 13 “Commitments and contingencies.”

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SCC COMMON STOCK:

SCC’s common stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange (“BVL”). SCC’s common stock symbol is SCCO on both the NYSE and the BVL. At December 31, 2015, there were 1,045 holders of record of our common stock.

DIVIDEND AND STOCK MARKET PRICES:

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE and the BVL for the periods indicated.

For the year 2015

	Dividend	NYSE:		BVL:
Quarters	per Share	High	Low	High	Low
1st	$0.10	$30.72	$25.56	$30.80	$25.40
2nd	$0.10	$33.14	$28.91	$32.82	$28.80
3rd	$0.10	$29.56	$24.40	$29.22	$24.20
4th	$0.04	$30.16	$24.45	$29.30	$24.50
Year	$0.34	$33.14	$24.40	$32.82	$24.20

For the year 2014

	Dividend	NYSE:		BVL:
Quarters	per hare	High	Low	High	Low
1st	$0.12	$32.32	$27.10	$32.50	$27.34
2nd	$0.10	$30.75	$28.52	$30.50	$28.65
3rd	$0.12	$33.54	$29.50	$33.70	$29.30
4th	$0.12	$31.34	$26.08	$31.23	$26.30
Year	$0.46	$33.54	$26.08	$33.70	$26.30

On January 28, 2016, the Board of Directors (“BOD”) authorized a dividend of $0.03 per share payable on March 1, 2016, to shareholders of record at the close of business on February 16, 2016.

For a description of limitations on our ability to make dividend distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources” and Note 11 “Financing” to our consolidated financial statements.

DIRECTORS’ STOCK AWARD PLAN

The following table sets forth certain information related to our shares held as treasury stock for the Directors’ stock award plan at December 31, 2015:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Directors’ stock award plan	N/A	N/A	277,200

For additional information see Note 14 — “Stockholders Equity — Directors’ Stock Award Plan.”

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

Period		Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost ($ in
From	To	Purchased	per Share	Announced Plan	@ $26.12(1)	millions)
2008	2012	46,914,486	$18.72	46,914,486		878.1
2013:		10,245,000	27.47	57,159,486		281.4
2014:		22,711,428	30.06	79,870,914		682.8
2015:
01/01/15	01/31/15	5,927,154	27.12	85,798,068		160.7
02/01/15	02/28/15	2,590,076	29.45	88,388,144		76.3
03/01/15	03/31/15	4,563,649	29.16	92,951,793		133.1
Total first quarter		13,080,879	29.29			370.1

04/01/15	04/30/15	1,511,200	29.42	94,462,993		44.5
Total second quarter		1,511,200	29.42			44.5

07/01/15	07/31/15	1,603,800	27.84	96,066,793		44.7
08/01/15	08/31/15	6,160,000	26.90	102,226,793		165.7
09/01/15	09/30/15	3,724,273	26.69	105,951,066		99.4
Total third quarter		11,488,073	26.97			309.8

10/01/15	10/31/15	1,525,000	28.08	107,476,066		42.8
11/01/15	11/30/15	4,635,000	26.59	112,111,066		123.2
12/01/15	12/31/15	4,448,900	25.61	116,559,966		114.0
Total fourth quarter		10,608,900	26.39			280.0

Total 2015		36,689,052	27.38	116,559,966		1,004.4

Total purchased		116,559,966	$24.42		5,871,706	2,846.6

(1) NYSE closing price of SCC common shares at December 31, 2015.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.6% as of December 31, 2015 and 84.6% at December 31, 2014.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph comparing the yearly change in the cumulative total returns on the Company’s common stock against cumulative total return on the S&P 500 Stock Index and the S&P Metals and Mining Select Industry Index, for the five year period ending December 31, 2015. The chart below analyzes the total return on SCC’s common stock for the period commencing  December 31, 2010 and ending December 31, 2015, compared to the total return of the S&P 500 and the S&P Metals and Mining Select Industry Index for the same five-year period.

Comparison of Five Year Cumulative Total Return *

SCC Stock, S&P 500 Index and S&P Metals and Mining Select Industry Index **

* Total return assumes reinvestment of dividends

** The comparison assumes $100 invested on December 31, 2010

In 2011, SCC’s stock had a negative return of 33.1%, compared to a 0.0% return for the S&P 500 and a negative return of 28.8% for the S&P Metals and Mining Industry Index. In 2012 SCC’s stock had a positive return of 39.3%, compared to a positive return of 13.4% for the S&P 500 Index and a negative return of 7.8% for the S&P Metals and Mining Industries Index. In 2013 SCC’s stock had a negative return of 22.5%, compared to a positive return of 29.6% for the S&P 500 Index and a negative return of 6.7% for the S&P Metals and Mining Industries Index. In 2014, SCC’s stock had a negative return of 0.3%, compared to a positive return of 11.4% for the S&P 500 Index and a negative return of 26.6% for the S&P Metals and Mining Industries Index. In 2015, SCC’s stock had a negative return of 6.3%, compared to a negative return of 0.7% for the S&P 500 Index and a negative return of 51.5% for the S&P Metals and Mining Industries Index.

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

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA

The selected historical financial data presented below as of and for the five years ended December 31, 2015, includes certain information that has been derived from our consolidated financial statements.  The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto.

(In millions, except per share amounts, stock and financial ratios)	Years Ended December 31,
Statement of Earnings Data	2015	2014	2013	2012	2011

Net sales (1)	$5,045.9	$5,787.7	$5,952.9	$6,669.3	$6,818.7
Operating income	1,414.4	2,232.7	2,532.1	3,108.9	3,625.4
Net income	741.1	1,337.9	1,624.2	1,941.3	2,344.3
Net income attributable to:
Non-controlling interest	4.7	4.9	5.7	6.7	7.9
Southern Copper Corporation	$736.4	$1,333.0	$1,618.5	$1,934.6	$2,336.4

Per share amounts: (2)
Earnings basic and diluted	$0.93	$1.61	$1.92	$2.28	$2.73
Dividends paid	$0.34	$0.46	$0.68	$4.06	$2.43

	As of December 31,
Balance Sheet Data	2015	2014	2013	2012	2011

Cash and cash equivalents	$274.5	$364.0	$1,672.7	$2,459.5	$848.1
Total assets	12,593.2	11,393.9	10,970.0	10,357.8	8,043.9
Total long-term debt, including current portion (3)	5,951.5	4,180.9	4,178.9	4,188.0	2,726.9
Total liabilities (3)	7,294.0	5,557.3	5,408.2	5,568.7	4,007.6
Total equity	$5,299.2	$5,836.6	$5,561.8	$4,789.1	$4,036.3

	Years Ended December 31,
Statement of Cash Flows Data	2015	2014	2013	2012	2011

Net income	$741.1	$1,337.9	$1,624.2	$1,941.3	$2,344.3
Depreciation, amortization and depletion	510.7	445.0	396.0	325.7	288.1
Cash provided by operating activities	879.8	1,355.9	1,859.1	2,004.0	2,079.9
Capital investments (4)	(1,149.6)	(1,529.8)	(1,703.3)	(1,051.9)	(612.9)
Debt repaid	(266.0)	—	(10.0)	(10.0)	(15.3)
Debt incurred	2,045.8	—	—	1,477.5	—
Dividends paid to common stockholders	(271.2)	(381.0)	(573.8)	(3,140.0)	(2,080.4)
SCC common shares buyback	(1,004.4)	(682.7)	(281.4)	(147.3)	(273.7)
SCC shareholder derivative lawsuit	—	—	—	2,108.2	—
Increase (decrease) in cash and cash equivalents	$(89.5)	$(1,308.7)	$(786.8)	$1,611.4	$(1,344.6)

	Years Ended December 31,
Capital Stock (2)	2015	2014	2013	2012	2011
Common shares outstanding — basic and diluted (in thousands)	775,942	812,618	835,318	845,551	849,978
NYSE Price — high	$33.14	$33.54	$41.96	$38.94	$49.59
NYSE Price — low	$24.40	$26.08	$24.78	$28.16	$23.99
Book value per share	6.78	7.14	6.62	5.64	4.77
P/E ratio	28.19	17.52	14.95	16.60	11.04

	Years Ended December 31,
Financial Ratios	2015	2014	2013	2012	2011

Gross margin(5)	31.9%	43.2%	45.1%	53.6%	55.3%
Operating income margin(6)	28.0%	38.6%	42.5%	46.6%	53.2%
Net margin(7)	14.6%	23.0%	27.2%	29.0%	34.3%
Current assets to current liabilities	2.70	2.07	4.36	5.00	3.12
Net debt(8)/Net capitalization(9)	48.9%	37.3%	29.2%	25.0%	25.2%
Ratio of earnings to fixed charges(10)	4.2x	8.4x	9.8x	15.8x	18.8x

(1)             Please see copper and metal prices for the last 10 years on Item 1 “Business — Metal Prices”

(2)             Per share amounts reflect earnings and dividends of Southern Copper Corporation. Numbers of shares and values per share have been adjusted to reflect the effect of the 9.0 million shares paid as stock dividend on February 28, 2012.

(3)             In the second quarter of 2015, the Company adopted ASU 2015-03 whereby debt issuance costs are presented net of the related debt. This adoption was applied on a retrospective basis. As a consequence, the long-term debt data and total liabilities for the years 2011 to 2014 have been modified to reflect this presentation.

(4)             Please see Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations — Capital Investment Programs.”

(5)             Represents net sales less cost of sales (including depreciation, amortization and depletion), divided by net sales as a percentage.

(6)             Represents operating income divided by sales as a percentage.

(7)             Represents net income divided by net sales as a percentage.

(8)             Net debt is defined as total debt minus cash,cash equivalents and short-term investments balance. Please see Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations — Financing Section”. During 2015, management decided to include short-term investments as a reduction to debt to arrive at net debt given that the Company can liquidate these investments at any time as needed. This change was applied on a retrospective basis for all years presented herein.

(9)               Represents net debt divided by net debt plus equity. Net debt to net capitalization is a Non-GAAP measure. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our net debt to net capitalization ratio to total debt and capitalization as presented in the consolidated balance sheet is presented under the subheading “Non-GAAP information reconciliation” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(10)        Represents earnings divided by fixed charges. Earnings are defined as earnings before income taxes and before adjustment for income or loss from equity investees, plus equity earnings of affiliate, fixed charges and amortization of interest capitalized, less interest capitalized. Fixed charges are defined as the sum of interest expense without the discount of capitalized interest, plus amortized premiums, discounts and capitalized expenses related to indebtedness.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to and should be read together with our Audited Consolidated Financial Statements as of and for each of the years in the three-year period ended December 31, 2015. Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for Southern Copper Corporation and its subsidiaries (collectively, “SCC,” the” Company,” “our,” and “we”) on a consolidated basis for all periods. Our financial results may not be indicative of our future results.

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

In 2015, we invested $1,250.0 million in capital programs, including the $100.4 million El Pilar acquisition, along with $48.8 million in our exploration efforts. We believe this commitment to growth will continue to benefit our Company, our investors, our neighboring communities, and the countries in which we operate.

We believe we hold the world’s largest copper reserve position. At December 31, 2015, our copper ore reserves, calculated at a copper price of $2.90 per pound, totaled 70.1 million tons of contained copper, at the following locations:

Copper contained in ore reserves	Thousand tons
Mexican open-pit	33,275
Peruvian operations	24,767
IMMSA	218
Development projects	11,843
Total	70,103

Outlook: Various key factors affect our outcome. These include, but are not limited to, the following:

•                  Changes in copper, molybdenum, silver and zinc prices: In 2015, the average LME copper price was $2.50 per pound and the average COMEX copper price was $2.51 per pound, about 19.6% lower than in 2014. In 2015, per pound LME spot copper prices ranged from $2.05 to $2.92. Average molybdenum, zinc and silver prices decreased in 2015 by, 41.7%, 10.2% and 17.6%, respectively, compared to 2014.

•                  Sales structure: In the last three years, approximately 78% of our revenues came from the sale of copper, 7% from molybdenum, 5% from silver, 4% from zinc and 6% from various other products, including gold, sulfuric acid and other materials.

•                  Copper: Regarding the copper market, we maintain our long term confidence in the positive fundamentals of this market. During last year, demand was affected by macroeconomic headwinds, such as the U.S. Federal Reserve Bank interest rate increase and the effect of the sharp decline in oil prices, as well as concerns about the Chinese economy’s copper consumption and the market balance. China is the world’s major copper consumer with about 46% of world consumption. We believe China’s demand for copper will increase 3.5% in 2016, led by the partial recovery of the Chinese housing market and a speeding up of their national grid investment program.

On a longer term view, we want to emphasize that China is an emerging market and as such, their middle class is hungry for housing, cars, appliances and other consumer goods. So we believe we will see a strong copper demand coming from this country in the future, as it will evolve towards a consumption driven economy.

Additionally, we believe that demand for copper from developed economies such as United States, Europe and Japan, will be positive and we expect an increase of about 1.5%. These economies represent about 30% of worldwide refined copper demand.

On the supply side, we have noted production cut announcements in 2015 of about 600,000 tons and we expect these cuts to materialize, as well as some additional production cuts if this price environment persists. On a more structural view, as we have expressed in the past, we believe that supply will be affected in the coming quarters from delays in project startups, technical problems, labor unrest, excess government taxation and other difficulties.

We do not see the physical market under pressure. Inventories have trended consistently down after the second quarter of 2015. At its peak in April 2015, the sum of inventories at the LME, Comex and Shanghai warehouses was 612,561 tons. At December 31, 2015, this sum was 478,262 tons lower by 22% from the 2015 peak. Current copper inventories at the warehouses are approximately equal to 8 days of worldwide annual refined copper consumption.

Finally, we want to emphasize that copper prices at current levels are not sufficient to promote the necessary future supply growth to meet future market needs. Thus, we believe that current market circumstances are improving the strong long-term fundamentals of our industry.

In 2015, we produced 742,993 tons of copper, a new production record. This allowed us to increase 2015´s copper sales volume by 12.3%. The additional copper units have a very low cost per pound improving our overall cash cost and competitiveness. For 2016, we expect to have a new copper production record of 903,300 tons of copper, an increase of 160,300 tons or a 21.6% production growth.

•                  Molybdenum: This metal represented 4.7% of the Company sales in 2015. In 2015 we saw a molybdenum price deterioration consistent with our outlook for more supply growth coming from our Buenavista operation as well as from Sierra Gorda, Toromocho and Caserones, among other projects. Demand for molybdenum was weak in 2015 and will be affected in 2016 by lower expected consumption for special alloys coming from the oil drilling industry.

Even though the current scenario for molybdenum prices is not positive, it is important to note that we have already had two quarters with market deficits in molybdenum. This has given support to its market price at a level slightly higher than $5.00 dollars per pound.

Molybdenum is mainly used for the production of special alloys of stainless steel that require significant hardness, corrosion and heat resistance. A new use for this metal is in lubricants and sulfur filtering of heavy oils and shale gas production.

•                  Silver: Regarding this metal, we believe that prices will have support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty. Silver represented 4.5% of our sales in 2015.

•                  Zinc: Zinc has very good long term fundamentals due to its significant industrial consumption and expected mine production shutdowns. In the last 12 months zinc inventories have consistently decreased, improving this market’s fundamentals. We are expecting an increasing price scenario for zinc in the next few years. Zinc represented 4.2% of our sales in 2015.

•                  Production: For 2016, improvements in operational practices, exchange rate depreciation where we operate, lower fuel costs and capital investments will reduce unit costs and increase our copper and molybdenum production. We plan to increase our copper production to 903,300 tons, which is 160,307 tons (21.6%) higher than 2015 production of 742,993 tons. In the 2015-16 two-year period, we will have increased copper production by 225,000 tons.

We expect to produce 21,800 tons of molybdenum, lower by 6.6% from last year’s production of 23,347 tons.

Additionally, we expect to produce 16.0 million ounces of silver, about 20.3% higher than the 2015 production of 13.3 million ounces due to higher IMMSA production. Regarding zinc production, for 2016 we expect to produce 86,900 tons of zinc from our mines, 40.4% higher than 2015’s production, mainly due to the recovery of the Santa Eulalia mine, whose production was affected by a flood in 2015 and from higher Charcas mine production.

•                  Cost: Our operating costs and expenses for the three-years ended December 2015 have increased in total in each of the years. Our comparison of costs for the three year period is as follows:

	2015	2014	2013
Operating costs and expenses (in millions)	$3,631.5	$3,555.0	$3,420.8
Percentage increase from prior year	2.2%	3.9%	5.5%

Operating costs and expenses in 2015 increased $76.5 million, compared to 2014, principally due to higher production, which lead to higher costs of sales and due to higher depreciation, amortization and depletion at our operations; partially offset by lower environmental remediation and exploration expense.

Operating costs and expenses in 2014 increased $134.2 million, compared to 2013, principally due to higher production, a $91.4 million environmental remediation provision for the spill at Buenavista, higher depreciation, amortization and depletion at our operations and higher exploration spending.

•                  Capital investments: Capital investments were $1,250.0 million for 2015, including the El Pilar acquisition in Sonora, Mexico. This is 18.3% lower than in 2014, and represented 169.7% of net income. Our growth program to develop the full production potential of our Company is underway. In addition, the Buenavista expansion program is largely completed.

For 2016, the Board of Directors approved a capital investment program of $1,577.8 million to make the final payments for the Buenavista projects, to initiate the construction of a new concentrator in Toquepala, with an annual production capacity of 100,000 tons of copper and 3,100 tons of molybdenum, and for the Tia Maria project. With these projects we are continuing our investment program to increase copper production capacity by more than 90% from our 2013 production level of 617,000 tons to 1.2 million tons by 2018.

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

Earnings: The table below highlights key financial and operational data of our Company for the three years ended December 31, 2015 (in millions, except per share amounts):

				Variance
	2015	2014	2013	2015-2014	2014-2013
Net sales	$5,045.9	$5,787.7	$5,952.9	$(741.8)	$(165.2)
Operating income	$1,414.4	$2,232.7	$2,532.1	$(818.3)	$(299.4)
Net income attributable to SCC	$736.4	$1,333.0	$1,618.5	$(596.6)	$(285.5)
Earnings per share	$0.93	$1.61	$1.92	$(0.68)	$(0.31)
Dividends per share	$0.34	$0.46	$0.68	$(0.12)	$(0.22)
Pounds of copper sold	1,625.8	1,448.0	1,382.4	177.8	65.6

Net sales decreased in the three-year period from 2013 to 2015, due to lower metal prices for copper, molybdenum and silver, partially offset by an increase in copper sales volume. The 2015 copper sales volume increased by 12.3%.

The two largest components of operating costs and expenses are cost of sales and depreciation, amortization and depletion, both of which increased in each of the years in the periods above. In 2015, cost of sales increased by $87.1 million and depreciation, amortization and depletion increased by $65.7 million. The increase in cost of sales was due to higher production, as well as higher cost of metals purchased from third parties, net foreign currency transaction effect and higher sales volume; partially offset by lower fuel and power costs, workers’ participation expense, labor costs, and sales expenses. The increase in depreciation was mainly due to investment and maintenance capital acquisitions at most of our operations. In addition, the 2014 operating costs include a $91.4 million charge for costs of remediating the spill at Buenavista, in 2015, this cost was $45.0 million.

Net income attributable to SCC in 2015 was 44.8% lower mainly due to the above noted factors.

Production: The table below highlights, mine production data of our Company for the three years ended December 31, 2015:

				Variance
(million pounds, except silver —				2015-2014		2014-2013
million ounces)	2015	2014	2013	Volume	%	Volume	%
Copper	1,638.0	1,491.6	1,360.3	146.4	9.8%	131.3	9.7%
Molybdenum	51.5	51.0	43.9	0.5	1.0%	7.1	16.2%
Zinc	136.5	146.9	219.1	(10.4)	(7.1)%	(72.2)	(33.0)%
Silver	13.3	13.0	13.5	0.3	2.3%	(0.5)	(3.9)%

The tables below highlights copper production data at each of our mines for the three years ended December 31, 2015:

				Variance
Copper				2015-2014		2014-2013
(in million pounds):	2015	2014	2013	Volume	%	Volume	%
Toquepala	316.6	309.7	306.6	6.9	2.2%	3.1	1.0%
Cuajone	392.8	393.2	371.7	(0.4)	(0.1)%	21.5	5.8%
La Caridad	288.9	278.4	266.2	10.5	3.8%	12.2	4.6%
Buenavista	627.4	498.8	401.7	128.6	25.8%	97.1	24.2%
IMMSA	12.3	11.5	14.1	0.8	7.3%	(2.6)	(18.7)%
Total mined copper	1,638.0	1,491.6	1,360.3	146.4	9.8%	131.3	9.7%

2015 compared to 2014:

Mined copper in 2015 increased 146.4 million pounds, compared to 2014 production. This increase was due to:

•      Higher production at our Buenavista mine due to higher throughput at the concentrator and better ore grades, as well as higher production from the SX-EW III plant.

•      Higher production at the Toquepala mine and La Caridad mine due to better ore grades and recoveries.

•      Higher production at the IMMSA mines due to higher throughput at the concentrators, slightly reduced by

•      Lower production at the Cuajone mine due to lower ore grades.

Molybdenum production increased 0.5 million pounds in 2015, compared to 2014, and silver production increased 0.3 million ounces in 2015. Zinc production decreased by 10.4 million pounds in 2015, continuing the slide seen in the prior year. We expect zinc production to increase in 2016 as production problems at the Charcas and Santa Eulalia mines have been resolved.

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

•      Higher production at the Cuajone mine resulting from higher ore grades and increased throughput from the HPGR production process, slightly reduced by

•      Lower production at IMMSA mines due to problems at the Charcas and Santa Eulalia mines; an accident occurred at the Charcas mine that temporarily restricted production while the Santa Eulalia mine experienced flooding problems.

Molybdenum production increased 7.1 million pounds in 2014, compared to 2013, mainly at our Buenavista and Toquepala mines. Zinc mine production decreased by 72.2 million pounds in 2014, 33.0% lower than in 2013, mainly as a result of lower grades at all our IMMSA mines and lower production at the Charcas and Santa Eulalia mines, as discussed above.

Our silver production decreased in 2014 compared to 2013 production due to lower production at the IMMSA mines offset by higher production at the Toquepala, Cuajone, Buenavista and La Caridad mines.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation”, beginning on page 85. We disclose operating cash cost per pound of copper produced, both without and with the inclusion of by-product revenues.

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

In our calculation of operating cash cost per pound of copper produced, with by-product revenues, we credit against our costs the revenues from the sale of all our by-products, including, molybdenum, zinc, silver, gold, etc. and the net revenue (loss) on sale of metals purchased from third parties. We disclose this measure including the by-product revenues in this way because we consider our principal business to be the production and sale of copper. As part of our copper production process, much of our by-products are recovered. These by-products, as well as the processing of copper purchased from third parties, are a supplemental part of our production process and their sales value contribute to cover part of our incurred fixed costs. We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.

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

Our operating cash cost per pound of copper produced, as defined above, is presented in the table below for the three years ended December 31, 2015:

Operating cash cost per pound of copper produced  (1)

(In millions, except cost per pound and percentages)

				Variance
				2015-2014		2014-2013
	2015	2014	2013	Value	%	Value	%
Total operating cash cost without by-product revenues	$2,643.9	$2,739.3	$2,541.4	$(95.4)	(3.5)%	$197.9	7.8%
Total by-product revenues	(866.8)	(1,186.4)	(1,207.4)	319.6	26.9%	21.0	1.7%
Total operating cash cost with by-product revenues	$1,777.1	$1,552.9	$1,334.0	$224.2	14.4%	$218.9	16.4%
Total pounds of copper produced (2)	1,589.5	1,453.2	1,338.8	136.3	9.4%	114.4	8.5%
Operating cash cost per pound without by-product revenues	1.66	1.89	1.90	(0.23)	(11.8)%	(0.01)	(0.5)%
Operating cash cost per pound with by-product revenues	1.12	1.07	1.00	0.05	4.6%	0.07	7.0%

(1) These are non-GAAP measures, see page 85 for reconciliation to GAAP measure.

(2) Net of metallurgical losses.

2015 compared to 2014:

As seen on the chart above, our 2015 operating cash cost per pound of copper without by-product revenues was $0.23 per pound lower than in 2014, a decrease of 11.8%. This was due to lower costs per pound from production costs, as a result of higher production, lower labor expenses, fuel and power costs; and lower costs per pound from selling, general and administrative expenses and capitalized leachable material included in cost of sales, partially offset by higher treatment and refining charges and premium.

Our cash cost per pound for 2015 when calculated with by-product revenues was $1.12 per pound, compared to $1.07 per pound in 2014, an increase of 4.6%. This was due to lower credits of our by-products, mainly because of lower prices.

2014 compared to 2013:

As seen on the chart above, our 2014 operating cash cost per pound of copper produced without by-product revenues was slightly lower than in 2013, a decrease of 0.5% mainly due to the diluting effect on unit cost of higher production at all our open pit mines, most significantly from Buenavista. This increase in production volume offset the cost of higher inflation, which increased fuel, power and other operating materials for our production process.

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

For 2016, assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver — per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$115.8	$28.1	$13.2	$9.7

Business Segments: We view our Company as having three reportable segments and manage it on the basis of these segments. These segments are (1) our Peruvian operations, (2) our Mexican open-pit operations and (3) our Mexican underground operations, known as our IMMSA unit. Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities that service both mines. Our Mexican open-pit operations include La Caridad and Buenavista mine complexes, the smelting and refining plants and support facilities, which service both mines. Our IMMSA unit includes five underground mines, a coal mine, and several industrial processing facilities.

Segment information is included in our review of “Results of Operations” in this item and also in Note 18 “Segment and Related Information” of our consolidated financial statements.

Inflation and Exchange Rate Effect of the Peruvian sol and the Mexican peso: Our functional currency is the U.S. dollar and our revenues are primarily denominated in U.S. dollars. Significant portions of our operating costs are denominated in Peruvian sol and Mexican pesos. Accordingly, when inflation and currency devaluation/appreciation of the Peruvian and Mexican currency occur, our operating results can be affected. In recent years, we do believe such changes have not had a material effect on our results and financial position. Please see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for more detailed information.

Capital Investment Program: We made capital investments of $1,250.0 million in 2015, including the El Pilar acquisition, $1,534.8 million and $1,703.3 million in 2014 and 2013, respectively. In general, the capital investments and projects described below are intended to increase production, decrease costs or address social and environmental commitments.

The table below sets forth our capital investments for the three years ended December 31, 2015 (in millions):

Peruvian projects:	2015	2014	2013
Cuajone projects	$0.8	$7.0	$9.6
Cuajone mine south area stability program	—	10.6	59.4
HPGR system —Toquepala	5.6	—	—
Ilo 3 power sub-station	6.5	4.4	5.9
In-pit crushing and conveyor (IPCC) Project	50.0	31.3	2.7
New business planning system	4.5	10.2	0.5
Replacement of tailing thickeners — Cuajone	1.3	—	—
Tailings disposal — Quebrada Honda dam	0.7	2.9	0.9
Tia Maria — Arequipa	7.9	8.5	41.1
Toquepala projects	56.5	65.7	56.7
Sub-total projects	133.8	140.6	176.8
Maintenance and replacement	188.5	213.2	195.5
Capital expenditures incurred but not yet paid	(37.1)	—	—
Total Peruvian expenditures	285.2	353.8	372.3

Mexican projects:
Buenavista mine expansion	—	6.7	167.9
New Buenavista concentrator	238.4	465.2	388.3
Buenavista projects infrastructure	89.6	65.8	39.0
Buenavista SX-EW plant III	11.0	175.8	226.7
Buenavista crusher and conveyors system for leach material (Quebalix III)	—	—	8.1
Quebalix IV	99.4	70.4	54.0
Buenavista molybdenum plant	—	—	19.0
El Arco feasibility study, land and water rights	—	0.9	1.3
La Caridad flash furnace and acid plant modernization	2.8	23.2	39.5
Santa Eulalia pumping system	—	—	1.8
New system recovery solutions	14.9	66.2	42.4
Other projects	169.8	61.3	46.2
Sub-total projects	625.9	935.5	1,034.2
Maintenance and replacement	216.9	235.8	287.8
Capital expenditures incurred but not yet paid	19.8	(5.0)	—
Total Mexican expenditures	862.6	1,166.3	1,322.0

Other projects:
El Pilar mine	100.4	—	—
Angangueo Project	1.8	9.7	9.0
Total other projects	102.2	9.7	9.0

Total capital investments	$1,250.0	$1,529.8	$1,703.3

In 2016, we plan to invest $1,577.8 million in capital projects. Our investment program aims to increase copper production capacity by approximately 90% from our 2013 production level of 617,000 tons to 1.2 million tons by 2018.  In addition to our ongoing capital maintenance and replacement spending, our principal capital programs include the following:

Projects in Mexico:

Buenavista Projects: We continue developing our $3.5 billion investment program at this unit where we have already invested $3.0 billion. Excluding the Quebalix project and some infrastructure facilities, all the other facilities of this program are currently operating and we are expecting to produce 460,000 tons of copper in 2016 and 500,000 tons in 2017. The Buenavista program is being completed under budget and with practically no execution risk.

The new copper-molybdenum concentrator has an annual production capacity of 188,000 tons of copper and 2,600 tons of molybdenum. The project will additionally produce 2.3 million ounces of silver and 21,000 ounces of gold per year. The new concentrator is in its ramping-up phase with five out of the six mills already in operation and the other, in the commissioning process. In September 2015, we obtained the first copper concentrate lot and the plant is now running at 90% capacity. Due to the promising initial results, we expect to gradually increase production until the plant reaches full capacity by the second quarter of 2016. The total capital budget of the project is $1,383.6 million and through December 31, 2015, the project has a 99% progress with an investment of $1,162.0 million.

Regarding the mine equipment acquisition for the Buenavista expansion, through December 31, 2015 we have invested $510.9 million and have received sixty-one 400-ton capacity trucks, seven shovels and eight drills required for the mine expansion. All of this equipment is currently in operation.

Regarding the SX-EW III plant, in July 2015, the Mexican authorities approved the initiation of activities for the Tinajas 1 leaching pad. This will allow us to achieve the designed annual production capacity of 120,000 tons of low cost copper cathodes by the first quarter of 2016. As of December 31, 2015, we have invested $526.4 million.

The crushing, conveying and spreading system for leachable ore project (Quebalix IV) will increase production by improving SX-EW copper recovery, reducing processing time and mining and hauling costs. The project has a crushing and conveying capacity of 80 million tons of ore per year and is expected to be completed by the second quarter of 2016. As of December 31, 2015, the project has an 87% progress with an investment of $209 million out of the approved capital budget of $340 million.

The remaining projects to complete the $3.5 billion budgeted program include investments in infrastructure, including power lines and substations, water supply, tailings dam, mine equipment shops, internal roads and others.

Projects in Peru:

Toquepala Projects: Through December 31, 2015, we have invested $392.0 million in the Toquepala concentrator expansion projects. On April 14, 2015 the construction permit for the project was approved, allowing us to continue its development. We had previously received the approval of the Environmental Impact Assessment (“EIA”) confirming that our project complies with the highest environmental standards of the Peruvian authorities, which corroborates our position as a sustainable company. Once in operation, the Toquepala expansion will increase annual production capacity by 100,000 tons of copper to 235,000 tons in 2018, and will also increase annual molybdenum production by 3,100 tons at an estimated capital cost of $1.2 billion. It is estimated that the project will generate 2,200 jobs during the construction phase and 300 additional jobs once finished, which will add to current 1,500 permanent employees at Toquepala. The project is expected to be completed by the first quarter of 2018.

The project to improve the crushing process at Toquepala with the installation of a High Pressure Grinding Roll (HPGR) system, which will act as a quaternary crusher, has as its main objective, to ensure that the concentrator will operate at its maximum capacity of 60,000 tons per day, even with an increase of the ore material hardness index. Additionally, recoveries will be improved with a better ore crushing. During the fourth quarter of 2015, we initiated the project engineering and the procurement process. Meanwhile, we will start the planning process for the dismantling of certain structures to provide adequate plant space. The budget approved for this project is $40 million and as of December 31, 2015, we have invested $5.5 million in this project. We expect that it will be completed by the fourth quarter of 2017.

Cuajone Projects: The In-Pit Crushing and Conveyor (IPCC) Project consists of installing a primary crusher at the mine pit with a conveyor system for moving the ore to the concentrator. The purpose of this project is to optimize the hauling process by replacing rail haulage, thereby reducing operating and maintenance costs as well as the environmental impact of the Cuajone mine. The crusher will have a processing capacity of 43.8 million tons per year. We are completing the detailed engineering. The main components including the crusher and the overland belt have been acquired and we have started the preparation of the land and civil works. As of December 31, 2015, we have invested $80.1 million in this project out of the approved capital budget of $165.5 million. The project is expected to be completed by the first quarter of 2017.

The project to replace tailing thickeners at the concentrator will replace two of the three existing thickeners with a new hi-rate thickener. The purpose is to streamline the concentrator flotation process and improve water recovery efficiency, increasing the tailings solids content from 54% to 61%, thereby reducing fresh water consumption by replacing it with recovered water. As of December 31, 2015, we finalized the commercial negotiations and started the engineering and procurement process. We have invested $1.3 million in this project out of the approved capital budget of $30 million, and we expect it to be completed by the first quarter of 2017.

Tia Maria project: While we have received approval of Tia Maria´s EIA, the issuance of the project´s construction permit has been delayed by the Peruvian authorities due to certain pressures from anti-mining groups. The Peruvian government has recommended a dialogue roundtable for the resolution of these differences.

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

Tia Maria, when completed, will represent an investment of approximately $1.4 billion to produce 120,000 tons of copper cathodes per year. This project will use state of the art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry due to their technical process and consequently, no emissions into the atmosphere are released. The project will only use seawater, transporting this more than 25 kilometers and at 1,000 meters above sea level, constructing a desalinization plant representing an investment of $95 million. In this manner, we guarantee that the Tambo river water resources and the water resources from the wells of the areas will be used solely for farming and human consumption, as it has been done until today.

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

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We are developing the engineering and procurement to improve and increase the dam’s embankment with a new cyclone battery station that will allow us to place more slurry at the dams. The project has a total budgeted cost of $66.0 million with $53.4 million invested through December 31, 2015.

Potential projects

We have a number of other projects that we may develop in the future. We evaluate new projects on the basis of our long-term corporate objectives, expected return on investment, required investment, estimated production, and environmental concerns, among other considerations. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

El Arco: This is a world class copper deposit located in the central part of the Baja California peninsula, with ore reserves over 1.5 billion tons with an ore grade of 0.416% and 0.14 grams of gold per ton. In 2010, we concluded the feasibility study and an investment of $56.4 million was approved for land acquisition required for the project. This project, when developed, is expected to produce 190,000 tons of copper and 105,000 ounces of gold annually. Through December 31, 2015 we have invested $41.3 million on studies, exploration and land acquisition for the project. In 2015, we are continuing to invest in land acquisition and exploration. In addition, we will begin an engineering study to determine the best way to optimize the investment in the project.

Angangueo: With an estimated investment of $174.7 million, Angangueo will include a concentrator plant with an estimated average annual production of 10,400 tons of copper and 7,000 tons of zinc in the first seven years. Over the life of the mine, average annual concentrate production is expected to contain 2.4 million ounces of silver and 1,500 ounces of gold. Through December 31, 2015, we have invested $27.4 million on the project. The project is on hold waiting for the environmental permits.

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

Our discussion and analysis of financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We make our best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves, revenue recognition, leachable material and related amortization, estimated impairment of assets, asset retirement obligations, valuation allowances for deferred tax assets and unrecognized tax benefits. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Ore Reserves: For internal ore reserve estimation, we use metal price assumptions of $2.90 per pound for copper and $9.50 per pound for molybdenum. These prices are intended to conservatively approximate average prices over the long term.

However, pursuant to SEC guidance, the reserve information in this report is calculated using average metals prices over the most recent three years, except as otherwise stated. We refer to these three-year average metals prices as “current average prices.” Our current average prices for copper are calculated using prices quoted by COMEX, and our current average prices for molybdenum are calculated using prices published in Platt’s Metals Week. Unless otherwise stated, reserve estimates in this report use the following three years average prices for copper and molybdenum as of December 31, 2015:

	2015	2014	2013	Average 2015-2013
Copper ($ per pound)	2.51	3.12	3.34	2.99
Molybdenum ($ per pound)	6.59	11.30	10.26	9.38

Certain financial information is based on reserve estimates calculated on the basis of current average prices. These include amortization of intangible assets and mine development. Variations in ore reserve calculations from changes in metal price assumptions generally do not create material changes to our financial results. However, significant decreases in metal prices could adversely affect our earnings by causing, among other things, asset impairment charges, please see “Assets impairment” below. A 20% increase or decrease in three-year average copper prices (current prices), for mineral reserves estimation, which is a reasonable possibility, would not materially affect our statement of earnings as the amount of reserves would not change significantly. Please see Item 2 “Properties - caption Ore reserves.”

Ore stockpiles on leach pads: The leaching process is an integral part of the mining operations carried out at our open-pit mines. We capitalize the production cost of leachable material at our Toquepala, La Caridad and Buenavista mines recognizing it as inventory. The estimates of recoverable mineral content contained in the leaching dumps are supported by engineering studies. As the production cycle of the leaching process is significantly longer than the conventional process of concentrating, smelting and electrolytic refining, we include on our balance sheet, current leach inventory (as part of work-in-process inventories) and long-term leach inventory. Through the third quarter of 2014, the cost attributed to the produced leach material was charged to cost of sales over a five-year period, which was the average estimated recovery period based on the recovery percentages of each mine. However, the improvements in efficiency in production and use of leachable material, as a result of the completion of construction of a new plant during the fourth quarter of 2014, resulted in a change in amortization of leachable material to the units of production method.  This was accounted for prospectively in 2014 and will better match costs with revenues resulting from the increases in production stemming from the new plant.  As the plant entered into operation in the fourth quarter of 2014, the impact to results in 2014 was not considered significant and totaled approximately $17 million recognized within cost of sales. The Company expects that the impacts in future periods will be significant as a result of the increased production levels, which can be seen in the increased production in Buenavista due to the new SX-EW III plant.

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

Asset Impairments: We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle. We are currently using an average copper price of $2.20 per pound of copper and an average molybdenum price of $5.00 per pound, reflective of what the Company believes is the lower level of the current price environment, for our impairment tests. The results of our impairment sensitivity analysis, which included a stress test using a copper price assumption of $1.75 per pound and a molybdenum price assumption of $4.00 per pound showed projected discounted cash flows in excess of the carrying amounts of long-lived assets by margins ranging from 1.90 to 4.90 times such carrying amount.

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

RESULTS OF OPERATIONS

The following table highlights key financial results for each of the years in the three-year period ended December 31, 2015.

Statement of Earnings Data				Variance
	2015	2014	2013	2015-2014	2014-2013
	(in millions)
Net sales	$5,045.9	$5,787.7	$5,952.9	$(741.8)	$(165.2)
Operating costs and expenses	(3,631.5)	(3,555.0)	(3,420.8)	(76.5)	(134.2)
Operating income	1,414.4	2,232.7	2,532.1	(818.3)	(299.4)
Non-operating income (expense)	(225.2)	(164.1)	(159.5)	(61.1)	(4.6)
Income before income taxes	1,189.2	2,068.6	2,372.6	(879.4)	(304.0)
Income taxes	(464.9)	(754.6)	(769.3)	289.7	14.7
Equity earnings of affiliate	16.8	23.9	20.9	(7.1)	3.0
Net income attributable to non-controlling interest	(4.7)	(4.9)	(5.7)	0.2	0.8
Net income attributable to SCC	$736.4	$1,333.0	$1,618.5	$(596.6)	$(285.5)

NET SALES

2015-2014: Net sales in 2015 were $5,045.9 million, compared to $5,787.7 million in 2014, a decrease of $741.8 million or 12.8%. The decrease was principally the result of lower metal prices, partially offset by an increase in copper and zinc sales volumes, which increased 12.3% and 10.3%, respectively.

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

The table below outlines the average published market metals prices for our metals for each of the three years in the three-year period ended December 31, 2015:

				% Variance
	2015	2014	2013	2015-2014	2014-2013
Copper price ($ per pound - LME)	$2.50	$3.11	$3.32	(19.6)%	(6.3)%
Copper price ($ per pound - COMEX)	$2.51	$3.12	$3.34	(19.6)%	(6.6)%
Molybdenum price ($ per pound)(1)	$6.59	$11.30	$10.26	(41.7)%	10.1%
Zinc price ($ per pound — LME)	$0.88	$0.98	$0.87	(10.2)%	12.6%
Silver price ($ per ounce - COMEX)	$15.68	$19.04	$23.82	(17.6)%	(20.1)%

(1)   Platt’s Metals Week Dealer Oxide.

The table below provides our metal sales as a percentage of our total net sales.

Sales as a percentage of total net sales	2015	2014	2013
Copper	79.2%	78.0%	78.2%
Molybdenum	4.7%	8.8%	6.5%
Silver	4.5%	4.7%	6.6%
Zinc	4.2%	3.6%	3.4%
Other by-products	7.4%	4.9%	5.3%
Total	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product.

				Variance
Copper Sales (million pounds)	2015	2014	2013	2015-2014	2014-2013
Refined (including SX-EW)	1,146.0	1,028.1	963.5	117.9	64.6
Rod	304.6	284.1	279.1	20.5	5.0
Concentrates and other	175.2	135.8	139.8	39.4	(4.0)
Total	1,625.8	1,448.0	1,382.4	177.8	65.6

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components for the three years ended 2015 as a percentage of total production cost:

	2015	2014	2013
Power	18.5%	18.6%	19.8%
Labor	13.3%	14.4%	15.9%
Fuel	13.8%	16.0%	14.9%
Maintenance	16.7%	15.5%	15.6%
Operating material	20.8%	18.6%	18.5%
Other	16.9%	16.9%	15.3%
Total	100.0%	100.0%	100.0%

2015-2014: Operating costs and expenses in 2015 increased $76.5 million, compared to 2014, primarily due to:

Operating cost and expenses for 2014		$3,555.0
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion), mainly as a result of higher sales volume, purchase of metals from third parties, net foreign currency transaction effect; partially offset by lower fuel and power costs, workers’ participation expense, labor costs, and sales expense.	87.1
•	Higher depreciation, amortization and depletion mainly as a result of our expansion and maintenance capital investments.	65.7
Less:
•	Lower environmental remediation expenses from the 2014 spill at Buenavista.	(46.4)
•	Lower exploration expenses in Mexico, Peru and other exploration locations.	(25.9)
•	Lower selling, general and administrative expenses.	(4.0)
Operating cost and expenses for 2015		$3,631.5

2014-2013: Operating costs and expenses in 2014 increased $134.2 million, compared to 2013, primarily due to:

Operating cost and expenses for 2013		$3,420.8
Plus:
•	Higher depreciation, amortization and depletion mainly at our Mexican operations as a result of the acquisition of mine equipment and the start-up of some projects, including the Quebalix IV project. In addition, higher depreciation at our Peruvian operations from addition of new equipment.	49.0
•	Higher exploration expenses mainly in South America.	23.7
•	Environmental remediation expense due to the spill at Buenavista.	91.4
•	Higher selling, general and administrative expenses.	0.9
Less:
•	Lower cost of sales (exclusive of depreciation, amortization and depletion), mainly as a result of lower purchases of metals from third parties, mining royalties, labor costs, workers’ participation, net foreign currency transaction effect, inventory consumption and others.	(30.8)
Operating cost and expenses for 2014		$3,555.0

NON-OPERATING INCOME (EXPENSE)				Variance
	2015	2014	2013	2015-2014	2014-2013
Interest expense	$(334.0)	$(265.3)	$(265.5)	$(68.7)	$0.2
Capitalized interest	123.2	126.7	68.9	(3.5)	57.8
Other (expense) income	(25.3)	(40.8)	17.1	15.5	(57.9)
Interest income	10.9	15.3	20.0	(4.4)	(4.7)
Total non-operating income (expense)	$(225.2)	$(164.1)	$(159.5)	$(61.1)	$(4.6)

2015-2014: Non-operating income and expense were a net expense of $225.2 million in 2015 compared to a net expense of $164.1 million in 2014. The $61.1 million increase in net expense in 2015 was mainly due to:

•                  $68.7 million of higher interest expense due to increased debt levels; partially offset by,

•                  $15.5 million of lower miscellaneous expenses.

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

•                  $57.8 million of higher capitalized interest which decreased non-operating expense due to increased capital investments at our Mexican operations.

Income taxes

	2015	2014	2013
Provision for income taxes	$464.9	$754.6	$769.3
Effective income tax rate	39.1%	36.5%	32.4%

The income tax provision includes Peruvian, Mexican and U.S. federal and state income taxes.

Components of income tax provision for 2015, 2014 and 2013 include the following ($ in million):

	2015	2014	2013
Statutory income tax provision	$423.1	$630.6	$743.8
Peruvian royalty	2.7	7.5	—
Mexican royalty	20.9	81.2	—
Peruvian special mining tax	18.2	35.3	25.5
Total income tax provision	$464.9	$754.6	$769.3

The increase in the effective tax rate in 2015 from the prior year is primarily due to the increase in permanent differences including exchange gain or loss, which is non-deductible in the Peruvian jurisdiction. The increase in the effective tax rate in 2014 from the prior year is primarily due to the new Mexican royalty tax instituted for 2014, which added 4.0% to the effective tax rate and the provision for environmental remediation, which is a non-deductible expense.

Please see Note 8 “Income taxes” for further information regarding tax changes.

Equity earnings of affiliate

In 2015, 2014 and 2013 we have recognized $16.8 million, $23.9 million and $20.9 million, respectively of equity earnings of affiliate, from our 44.2% interest in the Tantahuatay mine.

Net Income attributable to the non-controlling interest

Net income attributable to the non-controlling interest in 2015 was $4.7 million, compared to $4.9 million in 2014, and $5.7 million in 2013, decreases in 2015 and 2014 of $0.2 million and $0.7 million, respectively. These decreases were the result of lower earnings at our Peruvian operations.

Income attributable to SCC

Our net income attributable to SCC in 2015 was $736.4 million, compared to $1,333.0 million in 2014 and $1,618.5 million in 2013. Net income attributable to SCC decreased mainly as a result of the decrease in metal prices and other factors described above.

SEGMENT RESULTS ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.  Please see a detail definition of them on Item 1 “Business — Business Reporting Segments.”

The following table presents the volume of sales by segment of copper and our significant by-products, for each of the years in the three year period ended December 31, 2015:

Copper Sales (million pounds)				Variance
	2015	2014	2013	2015-2014	2014-2013
Peruvian operations	714.1	688.0	680.1	26.1	7.9
Mexican open-pit	911.7	760.0	702.3	151.7	57.7
Mexican IMMSA unit	16.6	17.8	17.2	(1.2)	0.6
Other and intersegment elimination	(16.6)	(17.8)	(17.2)	1.2	(0.6)
Total copper sales	1,625.8	1,448.0	1,382.4	177.8	65.6

By-product Sales (million pounds, except silver - million ounces)				Variance
	2015	2014	2013	2015-2014	2014-2013
Peruvian operations:
Molybdenum contained in concentrate	27.2	22.2	17.2	5.0	5.0
Silver	3.7	3.9	3.4	(0.2)	0.5

Mexican open-pit operations:
Molybdenum contained in concentrate	24.0	28.8	26.7	(4.8)	2.1
Silver	8.4	7.8	10.1	0.6	(2.3)

IMMSA unit
Zinc-refined and in concentrate	222.2	201.5	218.5	20.7	(17.0)
Silver	4.3	4.8	4.9	(0.5)	(0.1)

Other and intersegment elimination
Silver	(1.9)	(1.9)	(1.8)	—	(0.1)

Total by-product sales
Molybdenum contained in concentrate	51.2	51.0	43.9	0.2	7.1
Zinc-refined and in concentrate	222.2	201.5	218.5	20.7	(17.0)
Silver	14.5	14.6	16.6	(0.1)	(2.0)

Peruvian Open-pit Operations

				Variance
	2015	2014	2013	2015-2014	2014-2013
Net sales	$2,021.3	$2,481.8	$2,614.6	$(460.5)	$(132.8)
Operating costs and expenses	(1,570.4)	(1,673.4)	(1,595.7)	103.0	(77.7)
Operating income	$450.9	$808.4	$1,018.9	$(357.5)	$(210.5)

Net sales:

2015-2014: Net sales in 2015 decreased $460.5 million, compared to 2014, primarily due to the decrease in metal prices, partially offset by higher copper and molybdenum sales volume.

2014-2013: Net sales in 2014 decreased $132.8 million, compared to 2013, primarily due to the decrease in market prices of copper and silver, partially offset by higher molybdenum prices and higher sales volume of copper, molybdenum and silver.

Operating costs and expenses:

2015-2014: Operating costs and expenses in 2015 decreased $103.0 million, compared to 2014, principally due to:

Operating cost and expenses for 2014		$1,673.4
Less:
•	Lower cost of sales (exclusive of depreciation, amortization and depletion), mainly due to lower costs of fuels and power, labor costs and workers participation.	(127.6)
•	Lower selling, general and administrative expenses.	(3.4)
•	Lower exploration expenses.	(1.7)
Plus:
•	Higher depreciation, amortization and depletion due to the acquisition of mine equipment.	29.7
Operating cost and expenses for 2015		$1,570.4

2014-2013: Operating costs and expenses in 2014 increased $77.7 million, compared to 2013, principally due to:

Operating cost and expenses for 2013		$1,595.7
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion), mainly due to higher cost of materials and other expenses such as energy, water and operation contractors.	58.0
•	Higher depreciation, amortization and depletion due to the acquisition of mine equipment.	21.2
•	Higher exploration expenses.	3.4
Less:
•	Lower selling, general and administrative expenses.	(4.9)
Operating cost and expenses for 2014		$1,673.4

Mexican Open-pit Operations

				Variance
	2015	2014	2013	2015-2014	2014-2013
Net sales	$2,703.9	$2,954.6	$2,976.0	$(250.7)	$(21.4)
Operating costs and expenses	(1,758.3)	(1,504.6)	(1,526.5)	(253.7)	21.9
Operating income	$945.6	$1,450.0	$1,449.5	$(504.4)	$0.5

Net sales:

2015-2014: Net sales in 2015 decreased by $250.7 million, compared to 2014, due to lower metal prices, partially offset by higher copper and silver sales volume.

2014-2013: Net sales in 2014 decreased by $21.4 million, compared to 2013, due to lower copper and silver prices, partially offset by higher molybdenum prices and higher copper and molybdenum sales volume.

Operating costs and expenses:

2015-2014: Operating costs and expenses in 2015 increased $253.7 million, compared to 2014, principally due to:

Operating cost and expenses for 2014		$1,504.6
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion), principally as a result of higher sales volume from our new Buenavista concentrator production, higher cost of metals purchased from third parties, inventory consumption and net foreign currency transaction effect.	243.4
•	Higher depreciation, amortization and depletion due to our expansion and maintenance capital investments.	39.5
•	Higher selling, general and administrative expenses.	13.3
•	Higher exploration expenses.	3.9
Less:
•	Lower environmental remediation expense for the 2014 spill at Buenavista.	(46.4)
Operating cost and expenses for 2015		$1,758.3

2014-2013: Operating costs and expenses in 2014 decreased $21.9 million, compared to 2013, principally due to:

Operating cost and expenses for 2013		$1,526.5
Less:
•	Lower cost of sales (exclusive of depreciation, amortization and depletion), principally as a result of lower cost of metals purchased from third parties, workers’ participation expense, net foreign currency transaction effect, inventory consumption and others.	(162.3)
Plus:
•	Higher depreciation, amortization and depletion due to the acquisition of mine equipment.	46.5
•	Higher selling, general and administrative expenses.	1.8
•	Environmental remediation expense due to the spill at Buenavista.	91.4
•	Higher exploration expenses.	0.7
Operating cost and expenses for 2014		$1,504.6

IMMSA unit

				Variance
	2015	2014	2013	2015-2014	2014-2013
Net sales	$388.3	$441.7	$459.2	$(53.4)	$(17.5)
Operating costs and expenses	(374.6)	(414.2)	(394.1)	39.6	(20.1)
Operating income	$13.7	$27.5	$65.1	$(13.8)	$(37.6)

Net sales:

2015-2014: Net sales in 2015 decreased $53.4 million, compared to 2014, mainly due to lower metal prices, partially offset by higher zinc sales volume. Copper and silver sales volume also decreased in 2015.

2014-2013: Net sales in 2014 decreased $17.5 million, compared to 2013, mainly due to lower metal prices of copper and silver, partially offset by higher zinc prices and higher copper sales volume. Zinc and silver sales volume also decreased in 2014.

Operating costs and expenses:

2015-2014: Operating costs and expenses in 2015 decreased $39.6 million, compared to 2014, principally due to:

Operating cost and expenses for 2014		$414.2
Less:
•	Lower exploration expenses.	(19.9)
•	Lower cost of sales (exclusive of depreciation, amortization and depletion), principally as a result of lower cost of power, workers participation and others.	(11.2)
•	Lower selling, general and administrative expenses.	(9.9)
Plus:
•	Higher depreciation, amortization and depletion.	1.4
Operating cost and expenses for 2015		$374.6

2014-2013: Operating costs and expenses in 2014 increased $20.1 million, compared to 2013, principally due to:

Operating cost and expenses for 2013		$394.1
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion), principally as a result of higher cost of metals purchased from third parties and higher inventory consumption.	14.2
•	Higher selling, general and administrative expenses.	1.2
•	Higher depreciation, amortization and depletion.	2.4
•	Higher exploration expenses.	2.3
Operating cost and expenses for 2014		$414.2

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

LIQUIDITY AND CAPITAL RESOURCES

The following discussion relates to our liquidity and capital resources for each of the years in the three year period ended December 31, 2015.

Cash Flow:

The following table shows the cash flow for the three year period ended December 31, 2015 (in millions):

				Variance
	2015	2014	2013	2015-2014	2014-2013
Net cash provided by operating activities	$879.8	$1,355.9	$1,859.1	$(476.1)	$(503.2)
Net cash used in investing activities	$(1,461.0)	$(1,655.2)	$(1,744.9)	$194.2	$89.7
Net cash provided by (used in) financing activities	$492.2	$(1,064.5)	$(867.2)	$1,556.7	$(197.3)

Net cash provided by operating activities:

The 2015, 2014 and 2013 change in net cash from operating activities include (in millions):

				Variance
	2015	2014	2013	2015-2014	2014-2013
Net income	$741.1	$1,337.9	$1,624.2	$(596.8)	$(286.3)
Depreciation, amortization and depletion	510.7	445.0	396.0	65.7	49.0
Provision (benefit) for deferred income taxes	(153.2)	(233.8)	(97.2)	80.6	(136.6)
Other adjustments to net income	(9.0)	(61.6)	4.9	52.6	(66.5)
Operating assets and liabilities	(209.8)	(131.6)	(68.8)	(78.2)	(62.8)
Net cash provided from operating activities	$879.8	$1,355.9	$1,859.1	$(476.1)	$(503.2)

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts and changes in operating assets and liabilities.

2015: Net income was $741.1 million, approximately 84% of the net operating cash flow. An increase in operating assets and liabilities reduced operating cash flow by $209.8 million and included:

•                  $91.6 million decrease in accounts receivable.

•                  $(260.3) million increase in inventory which includes $(239.6) million of higher long-term leachable material inventory, principally at our Buenavista mine.

•                  $(28.9) million decrease in accounts payable and accrued liabilities which included $99.7 million of higher accounts payable, $(40.8) million lower income tax accrual, $(73.1) million of workers’ participation payments and $(14.7) millions of other liabilities.

•                  $(12.2) million of changes in other operating assets and liabilities.

2014: In 2014, net income was $1,337.9 million, approximately 99% of the net operating cash flow. An increase in operating assets and liabilities reduced operating cash flow by $131.6 million and included:

•                  $(7.0) million increase in accounts receivable.

•                  $(260.1) million increase in inventory which includes $(117.5) million of higher long-term leachable material inventory, mainly at our Buenavista mine, and an increase in current inventory of $(142.6) million principally related to the build-up of supplies inventory for the Buenavista expansion project.

•                  $109.6 million increase in accounts payable and accrued liabilities which includes $72.6 million of higher income tax accrual, $56.4 million of higher accounts payable mainly at our Mexican operations which includes higher capital investment at our Buenavista projects and $(19.4) million of lower deferred workers’ participation.

•                  $25.9 million of changes in other operating assets and liabilities.

2013:  In 2013, net income was $1,624.2 million, approximately 87% of the net operating cash flow. An increase in operating assets and liabilities reduced operating cash flow by $68.8 million and included:

•                  $136.1 million decrease in accounts receivable.

•                  $(143.6) million increase in inventory which includes an increase of $(126.9) million in leachable material.

•                  A decrease in accounts payable and accrued liabilities was mainly due to higher payment of income tax and workers’ participation than amounts accrued.

Net cash used in investing activities:

2015: Net cash used for investing activities in 2015 included $1,149.6 million for capital investments. These included $864.4 million of investments at our Mexican operations: $238.4 million for the new Buenavista concentrator, $99.4 million for the Quebalix IV project and others. Also included $285.2 million of investments at our Peruvian operations: $56.5 million for the Toquepala projects, $50.0 million for the in-pit crushing and conveyor (IPCC) project at Cuajone and others. For further information, please see “Capital Investment Program” under this Item on page 69.

The 2015 investing activities also include net purchases of short-term investments of $264.8 million and $100.4 million for the acquisition of the El Pilar mining property, and a repayment of $50 million received from a related party.

2014: Net cash used for investing activities in 2014 included $1,529.8 million for capital investments. These included $1,176.0 million of investments at our Mexican operations: $465.2 million for the new Buenavista concentrator, $175.8 million for the SX-EW III project, and others. Also included $353.8 million of investments at our Peruvian operations: $65.7 million for the Toquepala projects, $7.0 million for the Cuajone projects and others. For further information, please see “Capital Investment Program” under this Item on page 69.

The 2014 investment activities also include net purchases of short-term investments of $130.3 million.

2013: Net cash used for investing activities in 2013 included $1,703.3 million for capital investments. These included $1,331.0 million of investments at our Mexican operations: $167.9 million for the Buenavista mine equipment, $388.3 million for the new Buenavista concentrator, $226.7 million for the SX-EW III project and others. Also included $372.3 million of investments at our Peruvian operations: $41.1 million for the Tia Maria project, $56.7 million for the Toquepala projects, $59.4 million for the improvement of slope stability at the south area of Cuajone and others. For further information, please see “Capital Investment Program” under this Item on page 69.

The 2013 investment activities also include net purchases of short-term investments of $74.0 million, a $22.7 million loan repayment from an affiliate and the release of the escrow deposit of $5.1 million related to the final payment of the Mitsui loan.

Net cash provided by (used in) financing activities:

2015: Net cash provided by financing activities in 2015 was $492.2 million and included:

•                  Gross proceeds of $2,045.8 million from the issuance of unsecured notes, net of an underwriting discount and $66 million of short-term borrowing in Peru.

•                  Repayment of a short-term Peruvian loan of $66 million, and the repayment of $200 million of ten year senior unsecured notes.

•                  A dividend distribution of $271.2 million.

•                  The repurchase of 36.7 million of our common shares at a cost of $1,004.4 million.

•                  Payment of debt issuance cost of $11.8 million.

•                  A distribution of $0.5 million to the non-controlling interest.

2014: Net cash used in financing activities in 2014 was $1,064.5 million and included:

•                  A dividend distribution of $381.0 million.

•                  The repurchase of 22.7 million of our common shares at a cost of $682.8 million.

•                  A distribution of $1.0 million to the non-controlling interest.

2013: Net cash used in financing activities in 2013 was $867.2 million and included:

•                  A dividend distribution of $573.8 million.

•                  The repurchase of 10.2 million of our common shares at a cost of $281.4 million.

•                  Payment of principal of $10.0 million on the Mitsui loan.

•                  A distribution of $1.4 million to the non-controlling interest.

Other Liquidity Considerations

We expect that we will meet our cash requirements for 2016 and beyond from cash on hand and internally generated funds.  In addition, we believe that we will be able to access additional external financing on reasonable terms, if required.

As of December 31, 2015, $22.6 million of the Company´s total cash, cash equivalents, restricted cash and short-term investments of $882.3 million was held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. At December 31, 2015, and 2014, our Mexican subsidiary has determined that it has no remittable earnings available for dividends to the United States due to its internal financial obligations and current expansion, and that at the end of 2015 it has met the indefinite reversal criteria of ASC 740-30-25-17 that it intends to reinvest its earnings indefinitely. Any distribution of earnings from our Mexican subsidiaries to the United States is subject to a U.S. federal income tax that equates to approximately 10% of the amount of the distribution after considering foreign tax credit utilization. Distributions of earnings from our Peruvian branch to the United States are not subject to repatriation taxes. Our Peruvian operations are not foreign subsidiaries. Rather they are mainly comprised of operations that are treated as a branch of our U.S. operations from a tax perspective.

Share repurchase program: In 2008, our BOD authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Since the inception of the program through December 31, 2015, we have purchased 116.6 million shares of our common stock at a cost of $2.8 billion. These shares are available for general corporate purposes. We may purchase additional shares of our common stock from time to time based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time. For further details please see Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - SCC common stock repurchase plan.”

Dividend: On January 28, 2016, the Board of Directors authorized a cash dividend of $0.03 per share of common stock payable on March 1, 2016, to shareholders of record at the close of business on February 16, 2016.

FINANCING

Our total debt at December 31, 2015 was $5,951.5 million, compared to $4,180.9 million at December 31, 2014, net of the unamortized discount and issuance costs of notes issued under par of $99.6 million and $70.2 million at December 31, 2015 and 2014, respectively. This debt is all denominated in dollars at fixed interest rates, weighed at 5.89%.

On April 20, 2015, we issued $2.0 billion of fixed-rate senior unsecured notes. This debt was issued in two tranches, $500 million due 2025 at an annual interest rate of 3.875% and $1.5 billion due 2045 at an annual interest rate of 5.875%. These notes will be general unsecured obligations of the Company and will rank equally with all of its existing and future unsecured and unsubordinated debt. Net proceeds will be used for general corporate purposes, including the financing of the Company´s capital investment program. The notes were issued with an underwriters’ discount of $20.2 million. Additionally, issuance costs of $11.8 million associated with these notes were paid and deferred. The unamortized balance of the discount and the costs are presented net of the carrying value of the debt issued and are amortized as interest expense over the life of the loan.

The ratio of total debt to total capitalization was 52.9 % at December 31, 2015, compared to 41.7% at December 31, 2014.  Also the ratio of net debt to net capitalization was 48.9% at December 31, 2015, compared to 37.3% at December 31, 2014.

We define net debt as total debt, including current maturities, minus cash, cash equivalents and short-term investments balance. We believe that net debt is useful to investors as a measure of our financial position.  We define net capitalization as the sum of net debt and equity. We use the net debt to net capitalization ratio as measure of our indebtedness position and to determine how much debt we can take in addition to the use of the equity and the balance sheet in general. We define total capitalization as the sum of the carrying values of our total debt, including current maturities, and equity.  A reconciliation of our net debt to net capitalization and total debt to total capitalization as included in the consolidated balance sheet is presented under the sub heading “Non-GAAP Information Reconciliation” below.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations as of December 31, 2015:

		Payments due by Period
	Total	2016	2017	2018	2019	2020	2021 and Thereafter
	(dollars in millions)
Long-term debt	$6,051.1	$—	$—	$—	$—	$400.0	$5,651.1
Interest on debt	7,970.3	356.5	356.5	356.5	356.5	341.3	6,203.0
Uncertain tax position(a)	400.0	—	—	—	—	—
Workers’ participation	124.9	124.9	—	—	—	—
Pension and post-retirement obligations	28.8	8.8	2.1	2.2	2.2	2.3	11.2
Asset retirement obligation	190.9	70.7	—	—	—	—	120.2
Purchase obligations:
Commitment to purchase energy	6,180.0	455.3	400.1	365.3	367.3	369.2	4,222.8
Capital investment projects	2,225.7	676.7	657.0	677.0	215.0	—	—
Total	$23,171.7	$1,692.9	$1,415.7	$1,401.0	$941.0	$1,112.8	$16,208.3

(a)         The above table does not include any future payment related to uncertain tax position liabilities because there is often a high degree of uncertainty regarding the timing of future cash outflows. As of December 31, 2015, the liability recognized by the Company is $400 million and is included as non-current liability in the consolidated Balance Sheet.

Long-term debt payments do not include the debt discount valuation account and issuance costs of $99.6 million.

Interest on debt is calculated at rates in effect at December 31, 2015.  As all our debt is at fixed rates, future expenditures will not change due to rate changes.  Please refer to Note 11 “Financing” of our consolidated financial statements for a description of our long-term debt arrangements and credit facilities.

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

Also we have a commitment to purchase power for our Mexican operations from MGE, a subsidiary of Grupo Mexico through 2032. See Note 13 “Commitment and Contingencies — Other commitments”.

Amounts indicated on the above table are based on our long-term estimated power costs, which are subject to change as energy generation costs change and our forecasted power requirements through the life of the agreements change.

Capital investment projects include committed purchase orders and executed contracts principally for our Mexican projects at the Buenavista mine, and for our Peruvian expansion projects at Tia Maria and the Toquepala mine.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 67) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound in the table below:

	2015		2014		2013
	$ millions	$ per pound	$ millions	$ per pound	$ millions	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$2,927.6	$1.84	$2,840.5	$1.96	$2,871.3	$2.15
Add:
Selling, general and administrative	99.4	0.06	103.4	0.07	102.5	0.08
Sales premiums, net of treatment and refining charges	(34.5)	(0.02)	(44.2)	(0.03)	(36.9)	(0.03)
Less:
Workers’ participation	(116.1)	(0.07)	(204.4)	(0.14)	(226.5)	(0.17)
Cost of metals purchased from third parties	(351.8)	(0.22)	(160.9)	(0.11)	(203.0)	(0.15)
Royalty charge and other, net	(72.9)	(0.05)	(21.5)	(0.02)	(88.9)	(0.07)
Inventory change	192.2	0.12	226.4	0.16	122.9	0.09
Operating Cash Cost without by-product revenues	$2,643.9	$1.66	$2,739.3	$1.89	$2,541.4	$1.90
Add:
By-product revenues (1)	(806.1)	(0.51)	(1,153.6)	(0.80)	(1,189.5)	(0.89)
Net revenue on sale of metal purchased from third parties	(60.7)	(0.03)	(32.8)	(0.02)	(17.9)	(0.01)
Add:
Total by-product revenues	(866.8)	(0.54)	(1,186.4)	(0.82)	(1,207.4)	(0.90)
Operating Cash Cost with by-product revenues	$1,777.1	$1.12	$1,552.9	$1.07	$1,334.0	$1.00
Total pounds of copper produced (in millions)	1,589.5		1,453.2		1,338.8

(1)         By-product revenues included in our presentation of operating cash cost contain the following:

	2015		2014		2013
	$ millions	$ per pound	$ millions	$ per pound	$ millions	$ per pound
Molybdenum	$(239.0)	$(0.15)	$(506.9)	$(0.35)	$(388.2)	$(0.29)
Silver	(193.0)	(0.12)	(239.4)	(0.17)	(305.8)	(0.23)
Zinc	(148.9)	(0.09)	(160.8)	(0.10)	(202.3)	(0.15)
Sulfuric Acid	(127.6)	(0.08)	(121.5)	(0.08)	(154.5)	(0.12)
Gold and others	(97.6)	(0.07)	(125.0)	(0.09)	(138.7)	(0.10)
Total	$(806.1)	$(0.51)	$(1,153.6)	$(0.79)	$(1,189.5)	$(0.89)

The by-product revenue presented does not match with the sales value reported by segment on page 135 because the above table excludes purchases from third parties, which are reclassified to net revenue on sale of metal purchased from third parties.

Net debt to net capitalization: Net debt to net capitalization as of December 31, 2015 and 2014 is as follows:

	2015	2014
Total debt	$5,951.5	$4,180.9
Cash and cash equivalents	(274.5)	(364.0)
Short-term investments	(603.5)	(338.6)
Net debt	5,073.5	3,478.3

Net capitalization:
Net debt	5,073.5	3,478.3
Equity	5,299.2	5,836.6
Net capitalization	$10,372.7	$9,314.9

Net debt/net capitalization (*)	48.9%	37.3%

(*) Represents net debt divided by net capitalization.

Total debt to total capitalization: Total debt to total capitalization as of December 31, 2015 and 2014 is as follows:

	2015	2014
Total debt	$5,951.5	$4,180.9

Capitalization
Debt	5,951.5	4,180.9
Equity	5,299.2	5,836.6
Total capitalization	$11,250.7	$10,017.5

Total debt/total capitalization (*)	52.9%	41.7%

(*) Represents debt divided by total capitalization.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part II, Item 7 of this annual report.

Open sales risk:

Our provisional copper and molybdenum sales contain an embedded derivative that is required to be separate from the host contract for accounting purposes. The host contract is the receivable from the sale of copper or molybdenum concentrates at prevailing market prices at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to settlement. See Note 18 to our condensed consolidated financial statements for further information about these provisional sales.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars.  In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements.  Recent inflation and exchange rate variances for the three years ended December 31, 2015, are provided in the table below:

	2015	2014	2013
Peru:
Peruvian inflation rate	4.4%	3.2%	2.9%

Initial exchange rate	2.989	2.796	2.551
Closing exchange rate	3.413	2.989	2.796
Appreciation/(devaluation)	(14.2)%	(6.9)%	(9.6)%

Mexico:
Mexican inflation rate	2.1%	4.1%	4.0%

Initial exchange rate	14.718	13.077	13.010
Closing exchange rate	17.207	14.718	13.077
Appreciation/(devaluation)	(16.9)%	(12.6)%	(0.5)%

Change in monetary position:

Assuming an exchange rate variance of 10% at December 31, 2015, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net earnings ($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$(2.2)
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$2.3
Appreciation of 10% in U.S. dollar vs. Mexican peso	$2.7
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(3.3)

The net monetary position is net of those assets and liabilities that are sol or peso denominated at December 31, 2015.

Short-term investments:

For additional information on our trading securities and available-for-sale investments, refer to Note 3 Short-term Investments in Part II, Item 8 of this annual report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation:

We have audited the accompanying consolidated balance sheets of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Copper Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Miguel Angel Andrade Leven

Mexico City, Mexico

February 26, 2016

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31,	2015	2014	2013
(in millions, except for per share amounts)
Net sales (including sales to related parties, see note 17)	$5,045.9	$5,787.7	$5,952.9
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	2,927.6	2,840.5	2,871.3
Selling, general and administrative	99.4	103.4	102.5
Depreciation, amortization and depletion	510.7	445.0	396.0
Exploration	48.8	74.7	51.0
Environmental remediation	45.0	91.4	—
Total operating costs and expenses	3,631.5	3,555.0	3,420.8
Operating income	1,414.4	2,232.7	2,532.1

Interest expense	(334.0)	(265.3)	(265.5)
Capitalized interest	123.2	126.7	68.9
Other (expense) income	(25.3)	(40.8)	17.1
Interest income	10.9	15.3	20.0
Income before income taxes	1,189.2	2,068.6	2,372.6
Income taxes (including royalty taxes, see Note 8)	464.9	754.6	769.3
Net income before equity earnings of affiliate	724.3	1,314.0	1,603.3
Equity earnings of affiliate, net of income tax	16.8	23.9	20.9
Net income	741.1	1,337.9	1,624.2
Less: Net income attributable to the non-controlling interest	4.7	4.9	5.7
Net income attributable to SCC	$736.4	$1,333.0	$1,618.5

Per common share amounts attributable to SCC:
Net earnings — basic and diluted	$0.93	$1.61	$1.92
Dividends declared and paid	$0.34	$0.46	$0.68

Weighted average shares outstanding — basic and diluted	794.7	828.2	842.7

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2015	2014	2013
	(in millions)
COMPREHENSIVE INCOME:
Net income	$741.1	$1,337.9	$1,624.2
Other comprehensive income (loss) net of tax:
- (Increase) decrease in pension and other post-retirement benefits (net of income tax of $2.6, $0.8 and $(1.4), respectively)	(3.7)	(1.4)	2.2

Total other comprehensive income (loss)	(3.7)	(1.4)	2.2

Total comprehensive income	737.4	1,336.5	1,626.4

Comprehensive income attributable to the non-controlling interest	4.7	4.9	5.7
Comprehensive income attributable to SCC	$732.7	$1,331.6	$1,620.7

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

At December 31, (in millions)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$274.5	$364.0
Restricted cash	4.3	19.5
Short-term investments	603.5	338.6
Accounts receivable trade	448.6	540.3
Accounts receivable other (including related parties 2015- $15.8 and 2014 - $32.8)	102.6	81.6
Inventories	857.2	836.4
Prepaid taxes	165.8	144.8
Other current assets	27.7	33.6
Total current assets	2,484.2	2,358.8

Property and mine development, net	8,262.8	7,436.4
Ore stockpiles on leach pads	752.3	512.7
Intangible assets, net	155.1	123.6
Related parties receivable	111.2	161.2
Deferred income tax	614.2	540.6
Equity method investment	76.1	66.7
Other non-current assets	137.3	193.9
Total assets	$12,593.2	$11,393.9

LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$200.0
Accounts payable (including related parties 2015- $69.3 and 2014- $69.1)	646.6	546.9
Accrued income taxes	39.2	80.1
Accrued workers’ participation	124.9	198.0
Accrued interest	87.1	73.6
Other accrued liabilities	22.4	39.0
Total current liabilities	920.2	1,137.6

Long-term debt	5,951.5	3.980.9
Deferred income taxes	196.0	266.0
Other liabilities and reserves	35.4	56.7
Asset retirement obligation	190.9	116.1
Total non-current liabilities	6,373.8	4,419.7

Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY (NOTE 14)
Common stock par value $0.01; shares authorized, 2015 and 2014 — 2,000; shares issued, 2015 and 2014 — 884.6	8.8	8.8
Additional paid-in capital	3,349.8	3,344.7
Retained earnings	4,812.1	4,346.8
Accumulated other comprehensive income	1.1	4.8
Treasury stock, at cost, common shares	(2,908.9)	(1,900.6)
Total Southern Copper Corporation stockholders’ equity	5,262.9	5,804.5
Non-controlling interest	36.3	32.1
Total equity	5,299.2	5,836.6

Total liabilities and equity	$12,593.2	$11,393.9

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,
(in millions)	2015	2014	2013

OPERATING ACTIVITIES
Net income	$741.1	$1,337.9	$1,624.2
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	510.7	445.0	396.0
Equity earnings of affiliate, net of dividends received	(9.4)	(9.6)	(10.1)
(Gain) loss on foreign currency transaction effect	(2.2)	(54.0)	13.1
(Benefit) provision for deferred income taxes	(153.2)	(233.8)	(97.2)
Other, net	2.6	2.0	1.9
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	91.6	(7.0)	136.1
Decrease (increase) in inventories	(260.3)	(260.1)	(143.6)
(Decrease) increase in accounts payable and accrued liabilities	(28.9)	109.6	(63.6)
Decrease (increase) in other operating assets and liabilities	(12.2)	25.9	2.3
Net cash provided by operating activities	879.8	1,355.9	1,859.1

INVESTING ACTIVITIES
Capital expenditures	(1,149.6)	(1,529.8)	(1,703.3)
Payment to acquire business, net of cash acquired	(100.4)	—	—
Purchase of short-term investments	(956.9)	(436.6)	(346.7)
Proceeds on sale of short-term investment	692.1	306.3	272.7
Loan repaid by (granted to) related parties	50.0	—	22.7
Other, net	3.8	4.9	9.7
Net cash used in investing activities	(1,461.0)	(1,655.2)	(1,744.9)

FINANCING ACTIVITIES
Proceeds from issuance of debt	2,045.8	—	—
Repayments of debt	(266.0)	—	(10.0)
Payments of debt issuance cost	(11.8)	—	—
Repurchase of common shares	(1,004.4)	(682.7)	(281.4)
Cash dividends paid to common stockholders	(271.2)	(381.0)	(573.8)
Distributions to non-controlling interest	(0.5)	(1.0)	(1.4)
Other, net	0.3	0.2	(0.6)
Net cash (used in) provided by financing activities	492.2	(1,064.5)	(867.2)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	55.1	(33.8)
(Decrease) increase in cash and cash equivalents	(89.5)	(1,308.7)	(786.8)
Cash and cash equivalents, at beginning of year	364.0	1,672.7	2,459.5
Cash and cash equivalents, at end of year	$274.5	$364.0	$1,672.7

	2015	2014	2013
	(in millions)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$315.8	$262.0	$262.5
Income taxes	$737.7	$848.3	$819.9
Workers’ participation	$192.5	$202.4	$276.4

Supplemental schedule of non-cash operating, investing and financing activities:
Decrease (increase) in pension and other post-retirement benefits	$(3.7)	$(1.4)	$2.2
Capital expenditures incurred but not yet paid	$51.0	$33.8	$28.8

The Company purchased all of the outstanding stock of Recursos Stingray de Cobre S.A de C.V for $100.0 million. In conjunction with the acquisition, liabilities were assumed as follows (in millions):

2015
Fair value of assets acquired	$128.3
Cash paid for the capital stock	(100.0)
Liabilities assumed	$28.3

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For years ended December 31,
(in million)	2015	2014	2013

TOTAL EQUITY, beginning of year	$5,836.6	$5,561.8	$4,789.1

STOCKHOLDERS’ EQUITY, beginning of year	5,804.5	5,533.7	4,765.1

CAPITAL STOCK:
Balance at beginning and end of year:	8.8	8.8	8.8

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	3,344.7	3,340.4	3,321.0
Common stock dividend distribution	—	—	—
Other activity of the period	5.1	4.3	19.4
Balance at end of year	3,349.8	3,344.7	3,340.4

TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the year	(1,693.5)	(1,011.0)	(729.8)
Share repurchase program	(1,004.4)	(682.7)	(281.4)
Used for corporate purposes	0.3	0.2	0.2
Balance at end of period	(2,697.6)	(1,693.5)	(1,011.0)

Parent Company common shares
Balance at beginning of year	(207.1)	(205.5)	(189.0)
Other activity, including dividend, interest and foreign currency transaction effect	(4.2)	(1.6)	(16.5)
Balance at end of year	(211.3)	(207.1)	(205.5)

Treasury stock balance at end of year	(2,908.9)	(1,900.6)	(1,216.5)

RETAINED EARNINGS:
Balance at beginning of year	4,346.8	3,394.8	2,350.1
Net earnings	736.4	1,333.0	1,618.5
Dividends declared and paid, common stock, per share, 2015 - $0.34, 2014 — $0.46, 2013 - $0.68	(271.1)	(381.0)	(573.8)
Balance at end of year	4,812.1	4,346.8	3,394.8

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of year	4.8	6.2	4.0
Other comprehensive (loss) income	(3.7)	(1.4)	2.2
Balance at end of year	1.1	4.8	6.2

STOCKHOLDERS’ EQUITY, end of year	5,262.9	5,804.5	5,533.7

NON-CONTROLLING INTEREST, beginning of year	32.1	28.2	24.0
Net earnings	4.7	4.9	5.7
Distributions paid	(0.5)	(0.9)	(1.4)
Other activity	—	(0.1)	(0.1)
NON-CONTROLLING INTEREST, end of year	36.3	32.1	28.2

TOTAL EQUITY, end of year	$5,299.2	$5,836.6	$5,561.8

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At December 31, 2015, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.6% of the Company’s capital stock. The consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company’s Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation—

The consolidated financial statements include the accounts of subsidiaries of which the Company has voting control, in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation. Such financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Supplies inventories are carried at the lower of average cost or market.

Long-term inventory — Ore stockpiles on leach pads.

The leaching process is an integral part of the mining operations carried out at the Company’s open-pit mines. The Company capitalizes the production cost of leachable material at its Toquepala, La Caridad and Buenavista mines recognizing it as inventory. The estimates of recoverable mineral content contained in the leaching dumps are supported by engineering studies. As the production cycle of the leaching process is significantly longer than the conventional process of concentrating, smelting and electrolytic refining, the Company includes on its balance sheet current leach inventory (included in work-in-process inventories) and long-term leach inventory. Through 2013, the cost attributed to the leach material was charged to cost of sales over a five-year period, which was considered the average estimated recovery period based on the historical recovery percentages of each mine. During the fourth quarter of 2014, the Company completed the construction of a new plant that has resulted in increased efficiency in production and use of leachable material. Accordingly, the Company changed its method of amortization to the units of production method.  This change in estimate effected by a change in accounting principle will result in a better matching of costs to revenues as a result of the improved production levels expected from the new plant and will result in a better estimate of current and long-term leachable material inventory.

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

For the years ended December 31, 2015, 2014 and 2013, the Company did not capitalize any drilling and related costs.

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

Debt issuance costs—

In April 2015, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standard Update (“ASU”) 2015-03: Interest — Imputation of interest as an amendment of ASC 835-30, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of a debt discount. The Company implemented this ASU in the second quarter of 2015 as permitted via early adoption and it is applied on a retrospective basis. As a consequence, the December 31, 2014 balance sheet has been modified to reflect this presentation.

This change in accounting principle will result in a more transparent presentation of debt since debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowings as well as impact the effective interest rate on the related debt.

Before this change in accounting principle, debt issuance costs were included in other assets and amortized using the effective interest method over the term of the related debt.

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

The Company updates its estimate of ore reserves at the beginning of each year. In this calculation, the Company uses current metal prices which are defined as the average metal price over the preceding three years. The current price per pound of copper, as defined, was $2.99, $3.36 and $3.65 at the end of 2015, 2014 and 2013, respectively. The ore reserve estimates are used to determine the amortization of mine development and intangible assets.

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

Foreign exchange—

The Company’s functional currency is the U.S. dollar. As required by local law, both the Peruvian Branch and Minera Mexico maintain their books of accounts in Peruvian soles and Mexican pesos, respectively.

Foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates, except for non-monetary items such as inventory, property, intangible assets and other assets which are remeasured at historical exchange rates. Revenues and expenses are generally translated at actual exchange rates in effect during the period, except for those items related to balance sheet amounts that are remeasured at historical exchange rates. Gains and losses from foreign currency remeasurement are included in earnings of the period.

Gains and (losses) resulting from foreign currency transactions are included in “Cost of sales (exclusive of depreciation, amortization and depletion).”

Asset impairments -

The Company evaluates long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. These evaluations are based on business plans that are prepared using a time horizon that is reflective of the Company’s expectations of metal prices over its business cycle. The Company is currently using a long-term average copper price and an average molybdenum price for impairment tests, reflective of what the Company believes is the lower level of the current price environment. The results of its impairment tests using these long-term copper and molybdenum prices show no impairment in the carrying value of their assets.

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

Other comprehensive income—

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the fiscal years ended December 31, 2015, 2014 and 2013, the components of “other comprehensive income (loss)” were, the unrecognized gain (loss) on employee benefit obligations and realized gain (loss) included in net income.

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

ADOPTION OF NEW ACCOUNTING STANDARDS

ASU 2015-03: On April 7, 2015, the FASB issued ASU 2015-03 “Interest — Imputation of Interest” (Subtopic 835-30). The Company adopted this ASU in 2015, see Debt issuance costs above.

ASU 2015-08: In May 2015, the FASB issued ASU 2015-08 “Business Combination” (Topic 805). The objective is to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115 related to push-down accounting.

The amendments in this update are effective from the date of publication. The Company adopted this ASU in 2015, and it had no effect on the Company’s results.

ASU 2015-17: On November 20, 2015, the FASB issued ASU 2015-17 “Income Taxes” (Topic 840 - balance sheet Classification of Deferred Taxes), to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The amendments in this update apply to all entities that present a classified balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. These amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company has adopted this update retrospectively in December 2015.

NOTE 3- SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At December 31,
	2015	2014
Trading securities	$600.2	$333.7
Weighted average interest rate	0.71%	0.78%

Available-for-sale	$3.3	$4.9
Weighted average interest rate	0.72%	0.44%
Total	$603.5	$338.6

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and, as of December 31, 2015 and 2014, included corporate bonds and asset and mortgage backed obligations. As of December 31, 2015 and 2014, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Years ended December 31,
	2015		2014
Trading:
Interest earned	$1.5		$4.3
Unrealized gain (loss) at December 31,	$(0.1)		$2.1

Available-for-sale:
Interest earned	(*	)	(*	)
Investment redeemed	$1.6		$0.8

(*) Less than $0.1 million

At December 31, 2015 and 2014, contractual maturities of the available-for-sale debt securities are as follows (in millions):

	2015	2014
One year or less	$0.2	$0.3
Maturing after one year through five years	—	—
Maturing after five years through ten years	—	0.1
Due after 10 years	3.1	4.5
Total debt securities	$3.3	$4.9

NOTE 4-INVENTORIES:

	At December 31,
(in millions)	2015	2014
Inventory, current:
Metals at average cost:
Finished goods	$104.1	$84.5
Work-in-process	188.6	200.4
Ore stockpiles on leach pads	243.2	250.1
Supplies at average cost	321.3	301.4
Total current inventory	$857.2	$836.4

Inventory, long-term:
Ore stockpiles on leach pads	$752.3	$512.7

Total leaching costs added as long-term inventory of ore stockpiles in leach pads amounted to $506.9 million, $401.3 million and $306.8 million in 2015, 2014 and 2013, respectively. Long-term leaching inventories recognized as cost of sales amounted to $274.1 million, $177.5 million and $109.3 million in 2015, 2014 and 2013, respectively.

NOTE 5-PROPERTY:

	At December 31,
(in millions)	2015	2014
Buildings and equipment	$11,529.4	$9,754.0
Construction in progress	1,449.6	2,175.6
Mine development	265.9	255.0
Mineral assets	93.0	—
Land, other than mineral	118.4	100.1
Total property	13,456.3	12,284.7
Accumulated depreciation, amortization and depletion	(5,193.5)	(4,848.3)
Total property and mine development, net	$8,262.8	$7,436.4

Construction in progress increased in 2015 as a result of the spending on the Company expansion projects. For more detailed information, please see Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations — Capital Investment Program.”

Depreciation and depletion expense for the years ended December 31, 2015, 2014 and 2013, amounted to $503.6 million, $440.1 million and $393.6 million, respectively.

NOTE 6-INTANGIBLE ASSETS:

	At December 31,
(in millions)	2015	2014
Mining concessions	$121.2	$121.2
Mine engineering and development studies	6.0	6.0
Software	44.6	30.4
	171.8	157.6
Accumulated amortization:
Mining concessions	(34.8)	(33.9)
Mine engineering and development studies	(5.6)	(5.2)
Software	(17.7)	(11.9)
	(58.1)	(51.0)

Goodwill	41.4	17.0
Intangible assets, net	$155.1	$123.6

Amortization of intangibles for the years ended December 31, 2015, 2014 and 2013, amounted to $7.1 million, $4.9 million and $2.4 million, respectively. Estimated amortization are as follows:

Estimated amortization expense (in millions):
2016-2020	$26.4
Average annual	$5.3

Goodwill includes $24.4 million from the acquisition of El Pilar mine and $17.0 million generated in 1997 as a result of purchasing a third party interest in the Buenavista mine. The changes in the carrying amount of goodwill for the year 2015 are as follows (in millions):

2015
Balance as of January 1,	$17.0
Goodwill acquired	24.4
Impairment losses	—
Balance as of December 31,	$41.4

NOTE 7- ACQUISITION OF EL PILAR MINE

On July 6, 2015, the Company acquired 100% of the outstanding stock of Recursos Stingray de Cobre, S.A. de C.V. (“Stingray”) for $100.0 million, a company incorporated under the laws of Mexico whose principal holding is a 100% interest in the El Pilar  mine concession. This acquisition is included in the Company’s financial statements as of the acquisition date. The property is located in Sonora, Mexico, approximately 45 kilometers from the Company´s Buenavista mine and 15 kilometers from the U.S. border.

Related to this purchase the Company paid approximately $0.4 million of acquisition related costs which is included in selling, general and administrative expenses in the statement of income.

The Company expects to develop the El Pilar mine with an estimated capital budget of approximately $300 million to produce copper cathodes using SX-EW technology. The project has an initial 13-year mine life, with the start of commercial operations forecasted by 2018. The project has received the necessary permits required to commence the 18-month construction period.

Recognized amounts of identifiable assets acquired and liabilities assumed (in million)
Financial assets	$0.4
Mineral assets	93.0
Property, plant and equipment	10.5
Deferred income taxes	(24.7)
Financial liabilities	(3.6)
Total identifiable net assets	75.6

Goodwill	24.4

Total paid	$100.0

Unless otherwise noted, all assets and liabilities acquired have been measured at fair value. However, certain items such as deferred taxes continue to be measured in accordance with other applicable accounting literature.

The Company recognized the assets and liabilities of Stingray based on preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The Company has not completed its valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of assets acquired and liabilities assumed, along with the identification of other intangible assets or related allocations to goodwill. The fair values of certain tangible assets, intangible assets, and residual goodwill are the most significant areas not yet finalized and therefore are subject to change. The Company expects to complete its final fair value determinations no later than June 30, 2016. Final fair value determinations may be significantly different than those reflected in these financial statements.

Based on the preliminary estimate, the Company has recorded goodwill of $24.4 million, representing the amount of the purchase price in excess of the fair value of the net assets acquired. This goodwill is attributable to future benefits that the Company expects to realize from the mine. Accordingly, the Company is still in the process of identifying and if necessary, valuing the value beyond the proven and probable reserves of the mine, for which reason, the value of goodwill and the net assets acquired may change. Any resulting goodwill associated with this acquisition will not be deductible for income tax purposes.

NOTE 8 - INCOME TAXES:

Since March 2009, Grupo Mexico, through its wholly-owned subsidiary AMC, owns an interest in excess of 80% of SCC.  Accordingly, SCC’s results are included in the consolidated results of the Grupo Mexico subsidiary for U.S. federal income tax reporting.  SCC provides current and deferred income taxes, as if it were filing a separate income tax return.

The components of the provision for income taxes for the three years ended December 31, 2015, are as follows:

(in millions)	2015	2014	2013
U.S. federal and state:
Current	$—	$—	$—
Deferred	(143.0)	(352.1)	(139.3)
Uncertain tax positions	80.0	10.7	—
	(63.0)	(341.4)	(139.3)
Foreign (Peru and Mexico):
Current	620.4	987.1	866.3
Deferred	(92.5)	108.9	42.3
	527.9	1,096.0	908.6
Total provision for income taxes	$464.9	$754.6	$769.3

The source of income is as follows:

(in millions)	2015	2014	2013
Earnings by location:
U.S.	$(2.1)	$(1.7)	$0.1
Foreign
Peru	213.2	605.7	773.8
Mexico	978.1	1,464.6	1,598.7
	1,191.3	2,070.3	2,372.5

Earnings before taxes on income	$1,189.2	$2,068.6	$2,372.6

The reconciliation of the statutory income tax rate to the effective tax rate for the three years ended December 31, 2015, is as follows (in percentage points):

	2015	2014	2013
Expected tax at U.S. statutory rate	35.0%	35.0%	35.0%
Foreign tax at other than statutory rate, net of foreign tax credit benefit (1)	3.6	3.6	3.5
Percentage depletion	(5.9)	(5.2)	(5.0)
Other permanent differences	0.7	0.1	(0.2)
Increase (decrease) in unrecognized tax benefits for uncertain tax positions	6.7	0.5	—
Repatriated foreign earnings	—	(0.4)	(1.4)
Amounts (over) under provided in prior years	(2.2)	2.2	0.4
Other	1.2	0.7	0.1
Effective income tax rate	39.1%	36.5%	32.4%

(1)         Foreign tax at other than statutory rates, net of foreign tax credit benefit, also includes the effects of permanent differences in Peru and Mexico, that are determined at the local statutory rate.

The Company files income tax returns in three jurisdictions, Peru, Mexico and the United States. For the three years presented above, the statutory income tax rate for Mexico was 30% and 35% for the United States. The Peruvian tax rate was 28% for 2015 and 30% for 2014 and 2013. While the largest components of income taxes are the Peruvian and Mexican taxes, the Company is a domestic U.S. entity. Therefore, the rate used in the above reconciliation is the U.S. statutory rate.

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

Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards:

	At December 31,
(in millions)	2015	2014
Assets:
Inventories	$27.6	$32.5
Capitalized exploration expenses	20.1	27.8
U.S. foreign tax credit carryforward, net of FIN 48 liability	187.4	144.8
U.S. tax effect of Peruvian deferred tax liability	171.2	251.4
Reserves	42.3	101.7
Mexican tax on consolidated dividends	5.5	—
Other	22.8	19.8
Total deferred tax assets	476.9	578.0

Liabilities:
Property, plant and equipment	(18.5)	(213.0)
Deferred charges	(38.1)	(74.9)
Mexican tax on consolidated dividends	—	(5.7)
Other	(2.1)	(9.8)
Total deferred tax liabilities	(58.7)	(303.4)

Total net deferred tax assets / (liabilities)	$418.2	$274.6

U.S. Tax Matters—

As of December 31, 2015, the Company considers its ownership of the stock of Minera Mexico to be essentially permanent in duration. The excess of the amount for financial reporting over the tax basis of the investment in this stock is estimated to be at least $5.9 billion.

As of December 31, 2015, $22.6 million of the Company’s cash, cash equivalents, restricted cash and short-term investments of $882.2 million was held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in the Company’s foreign operations are generally used to cover local operating and investment expenses. At December 31, 2015 and 2014, Minera Mexico has determined that it has no remittable earnings available for dividends to the United States due to its internal financial obligations and current expansion plans, and that at the end of 2015 it has met the indefinite reversal criteria of ASC 740-30-25-17 that it intends to reinvest its earnings indefinitely. Any distribution of earning from the Company’s Mexican subsidiaries to the United States is subject to a U.S. federal income tax that equates to approximately 10% of the amount of the distribution, after considering foreign tax credit utilization. Distributions of earnings from the Company’s Peruvian branch to the United States are not subject to repatriation taxes. The Company’s Peruvian operations are not foreign subsidiaries. Rather they are mainly comprised of operations that are treated as a branch of the Company’s U.S. operations from a tax perspective.

At December 31, 2015, there were $580.7 million of foreign tax credits available for carryback or carryforward. These credits have a one year carryback and a ten year carryforward period and can only be used to reduce U.S. income tax on foreign earnings. There were no other unused U.S. tax credits at December 31, 2015. These credits can expire as follows:

Year	Amount
2016	$19.0
2018	20.4
2019	63.7
2020	42.0
2021	11.7
2022	84.1
2023	69.2
2024	86.1
2025	184.5
Total	$580.7

These foreign tax credits are presented above on a gross basis and have not been reduced here for any unrecognized tax benefits. In accordance with ASU 2013-11 the Company has recorded $393.3 million of an unrecognized tax benefit as an offset to the Company’s deferred tax asset for foreign tax credits. The remaining foreign tax credits of $187.4 million will be used to offset future liabilities but can expire if not utilized by 2024 ($2.9 million) and 2025 ($184.5 million).

Peruvian Tax Matters-

Royalty mining charge: The royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $22.9 million, $32.4 million and $34.8 million of royalty charges in 2015, 2014 and 2013, respectively, of which $2.7 million and $7.5 million were included in income taxes in 2015 and 2014, respectively.

Peruvian special Mining tax: This tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached. The Company recognized $18.1 million, $35.3 million and $25.5 million in 2015, 2014 and 2013, respectively, with respect to this tax. These amounts are included as “income taxes” in the consolidated statement of earnings.

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

Mexican Tax Matters-

In 2013, the Mexican Congress enacted tax law changes that became effective on January 1, 2014. Among other effects, the amounts that the subsidiary companies of Minera Mexico paid during 2015 were:

•                  Mining royalty at the rate of 7.5% on taxable earnings before taxes: $49.5 million.

•                  Additional royalty of 0.5% over gross income from sales of gold, silver and platinum: $0.8 million.

•                  The cancellation of the consolidation regime, paid in March 2015: $0.5 million.

•                 Income tax payable stemming from changes to tax consolidation: $5.6 million.

A new tax bill enacted for 2016, presented by the President to the Congress, was approved by both Chambers of Congress on October 29, 2015 and released in the Official Gazette of the Federation on November 18, 2015. Most of the respective legislative amendments became effective as of January 1, 2016 and include amendments to the Federal Income Tax Law, to the Excise Law and to the Federal Tax Code.

The most relevant changes applicable to Minera Mexico and subsidiaries are: i) new tax reporting and tax compliance obligations for corporations and financial institutions, mainly derived from the implementations of certain OECD´s (Organization of Economic Cooperation and Development) Base Erosion and Profit Shifting (BEPS) and automatic exchange of information initiatives; ii) relief measures and clarifications of rules dealing with the tax regime applicable to private equity and venture capital trusts and groups of companies that previously filed consolidated income tax returns.

Accounting for Uncertainty in Income Taxes-

The total amount of unrecognized tax benefits in 2015, 2014 and 2013, was as follows (in millions):

	2015	2014	2013
Unrecognized tax benefits, opening balance	$319.4	$221.2	$221.2

Gross increases — tax positions in prior period	36.3	55.1	—
Gross decreases — tax positions in prior period	—	—	—
Gross increases — current-period tax positions	44.3	43.1	—
	80.6	98.2	—

Unrecognized tax benefits, ending balance	$400.0	$319.4	$221.2

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $400.0 million and $319.4 million at December 31, 2015 and 2014, respectively. These amounts relate entirely to U.S. income tax matters. The Company has no unrecognized Peruvian or Mexican tax benefits.

As of December 31, 2015 the Company’s liability for uncertain tax positions included accrued interest and penalties of $1.9 million. As of December 31, 2014, the Company’s liability for uncertain tax positions included no amount for accrued interest and penalties due to the excess foreign tax credits.

The following tax years remain open to examination and adjustment in the Company’s three major tax jurisdictions:

Peru:	2011 up to 2015
U.S.:	2008 and all subsequent years
Mexico:	2011 and all subsequent years

Management does not expect that any of the open years will result in a cash payment within the upcoming twelve months ending December 31, 2016.  The Company’s reasonable expectations about future resolutions of uncertain items did not materially change during the year ended December 31, 2015.

NOTE 9-WORKERS’ PARTICIPATION:

The Company’s operations in Peru and Mexico are subject to statutory workers’ participation.

In Peru, the provision for workers’ participation is calculated at 8% of pre-tax earnings. The current portion of this participation, which is accrued during the year, is based on the Peruvian Branch’s taxable income and is distributed to workers following determination of final results for the year. The annual amount payable to an individual worker is capped at the worker’s salary for an 18 month period. Amounts determined in excess of the 18 months of worker’s salary is no longer made as a payment to the worker and is levied first for the benefit of the “Fondo Nacional de Capacitacion Laboral y de Promocion del Empleo” (National Workers’ Training and Employment Promotion Fund) until this entity receives from all employers in its region an amount equivalent to 2,200 Peruvian taxable units (approximately $2.5 million in 2015). Any remaining excess is levied as payment for the benefit of the regional governments. These levies fund worker training, employment promotion, entrepreneurship and various other programs.

In Mexico, workers’ participation is determined using the guidelines established in the Mexican income tax law at a rate of 10% of pre-tax earnings as adjusted by the tax law. In December 2013, the Mexican Congress approved some amendments to the tax law, as consequence the Company recorded a deferred workers’ participation provision of $16.3 million in 2014.

The provision for workers’ participation is allocated to “Cost of sales (exclusive of depreciation, amortization and depletion)” and to “selling, general and administrative” in the consolidated statement of earnings, proportional to the number of workers in the production and administrative areas, respectively. Workers’ participation expense for the three years ended December 31, 2015 was as follows (in millions):

	2015	2014	2013
Current	$140.8	$221.2	$201.6
Deferred	(19.8)	(11.4)	31.4
	$121.0	$209.8	$233.0

NOTE 10 - ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law, the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation. The accepted value of the Lima office building for this purpose is $27.8 million. Through December 2015, the Company has provided guarantees of $21.7 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units. In 2015, we added $12.5 million related to the Toquepala expansion closure plan. In 2014, the Company reviewed ASC 410-20 Asset Retirement Obligation and adjusted the liability by $36.3 million at its Peruvian operations. A comparable adjustment was applied against the deferred asset recognized in property. The net effect of these adjustments did not change the Company’s net income.

In 2010, the Company announced to the Mexican federal environmental authorities its closure plans for the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation with a budget of $66.2 million, of which the Company has spent $64 million through December 31, 2015. Plant demolition and construction of a confinement area at the south of the property were completed in 2012 and the Company expects to complete soil remediation and the construction of a second confinement area during 2016. The Company expects that once the site is remediated, a decision will be made on whether sell or develop the property.

The overall cost recognized for mining closure in Mexico includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities. In 2015, we added $59.7 million related to the new Buenavista projects closure plans.

The following table summarizes the asset retirement obligation activity for years ended December 31, 2015 and 2014 (in millions):

	2015	2014
Balance as of January 1	$116.1	$124.8
Changes in estimates	3.8	(9.6)
Additions	72.2	—
Closure payments	(14.6)	(12.2)
Accretion expense	13.4	13.1
Balance as of December 31,	$190.9	$116.1

NOTE 11-FINANCING:

Long-term debt:

In the second quarter of 2015, the Company adopted ASU 2015-03 and it was applied on a retrospective basis. As a consequence, the December 31, 2014 balance sheet has been modified to reflect this presentation, as follows:

	Face amount	Issuance discount	Issuance costs	Carrying value as of December 31, 2015
5.375% Senior unsecured notes due 2020	$400	$(1.0)	$(1.1)	$397.9
3.500% Senior unsecured notes due 2022	300	(0.7)	(1.1)	298.2
3.875% Senior unsecured notes due 2025	500	(2.6)	(2.4)	495.0
9.250% Yankee Bonds due 2028	125	—	—	51.1
7.500% Senior unsecured notes due 2035	1,000	(14.0)	(9.1)	976.9
6.750% Senior unsecured notes due 2040	1,100	(7.7)	(6.1)	1,086.2
5.250% Senior unsecured notes due 2042	1,200	(20.5)	(6.8)	1,172.7
5.875% Senior unsecured notes due 2045	1,500	(17.3)	(9.2)	1,473.5
Total	$6,125	$(63.8)	$(35.8)	5,951.5
Less, current portion				—
Total long-term debt				$5,951.5

	Face amount	Issuance discount	Carrying value before adoption of ASU 2015-03	Issuance costs	Restated carrying value as of December 31, 2014
6.375% Senior unsecured notes due 2015	$200	$(0.2)	$199.8	$(0.2)	$199.6
5.375% Senior unsecured notes due 2020	400	(1.2)	398.8	(1.3)	397.5
3.500% Senior unsecured notes due 2022	300	(0.8)	299.2	(1.2)	298.0
9.250% Yankee Bonds due 2028	125	—	51.1	—	51.1
7.500% Senior unsecured notes due 2035	1,000	(14.2)	985.8	(9.3)	976.5
6.750% Senior unsecured notes due 2040	1,100	(7.8)	1,092.2	(6.2)	1,086.0
5.250% Senior unsecured notes due 2042	1,200	(20.9)	1,179.1	(6.9)	1,172.2
Total	$4,325	$(45.1)	4,206.0	$(25.1)	4,180.9
Less, current portion			(200.0)		(200.0)
Total long-term debt			$4,006.0		$3,980.9

The bonds, referred above as “Yankee bonds”, contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined in the debt instrument.  At December 31, 2015, Minera Mexico was in compliance with this covenant.

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

If the Company experiences a “Change of Control Triggering Event”, the Company must offer to repurchase the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any. A Change of Control Trigger Event means a Change of Control (as defined) and a rating decline (as defined), that is, if the rating of the notes, by at least one of the rating agencies shall be decreased by one or more gradations.

At December 31, 2015, the Company was in compliance with the covenants of the notes.

Aggregate maturities of the outstanding borrowings at December 31, 2015, are as follows:

Years	Principal Due (*)
(in millions)
2016	$—
2017	—
2018	—
2019	—
Thereafter	6,051.2
Total	$6,051.2

(*)Total debt maturities do not include the debt discount valuation account of $99.6 million.

NOTE 12-BENEFIT PLANS:

Post retirement defined benefit plans

The Company has two noncontributory defined benefit pension plans covering former salaried employees in the United States and certain former expatriate employees in Peru (the “Expatriate Plan”). Effective October 31, 2000, the Board of Directors amended the qualified pension plan to suspend the accrual of benefits.

In October 2014, the Society of Actuaries (“SOA”) issued new mortality tables based on a comprehensive study of private retirement plans. Effective December 31, 2014, the Company elected to update the mortality assumption to the new SOA tables.

In addition, the Company’s Mexican subsidiaries have a defined contribution pension plan for salaried employees and a non-contributory defined benefit pension plan for union employees (the “Mexican Plan”).

The components of net periodic benefit costs calculated in accordance with ASC 715 “Compensation retirement benefits,” using December 31 as a measurement date, consist of the following:

(in millions)	2015	2014	2013
Service cost	$1.1	$1.0	$1.1
Interest cost	1.0	1.1	1.0
Expected return on plan assets	(3.0)	(3.3)	(3.4)
Amortization of transition assets, net	0.1	0.1	—
Amortization of net actuarial loss	(0.5)	(0.4)	(0.7)
Amortization of net loss/(gain)	0.2	0.2	0.2
Net periodic benefit cost	$(1.1)	$(1.3)	$(1.8)

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	At December 31,
(in millions)	2015	2014
Change in benefit obligation:
Projected benefit obligation at beginning of year	$25.8	$26.8
Service cost	1.1	1.0
Interest cost	1.0	1.1
Benefits paid	(2.9)	(1.9)
Actuarial loss/ (gain)	2.4	(1.6)
Actuarial gain assumption changes	(0.7)	2.2
Inflation adjustment	(1.8)	(1.8)
Projected benefit obligation at end of year	$24.9	$25.8

Change in plan assets:
Fair value of plan assets at beginning of year	$57.7	$60.6
Actual return on plan assets	(3.2)	3.7
Employer contributions	(0.5)	(0.5)
Benefits paid	(1.0)	(1.1)
Currency exchange rate adjustment	(6.2)	(5.0)
Fair value of plan assets at end of year	$46.8	$57.7

Funded status at end of year:	$21.9	$31.9

ASC-715 amounts recognized in balance sheet consists of:
Non-current assets	$21.9	$31.9
Total	$21.9	$31.9

ASC-715 amounts recognized in accumulated other comprehensive income (net of income taxes of $(3.2) million and $0.4 million in 2015 and 2014, respectively) consists of:
Net loss (gain)	$4.4	$(1.3)
Prior service cost	1.3	1.6
Total	$5.7	$0.3

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the defined benefit pension plan, net of income tax:

(in millions)	2015	2014
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$0.3	$(1.6)

Net loss/(gain) amortized during the year	0.2	0.1
Net loss/(gain) occurring during the year	4.7	0.2
Amortization of transition obligation	(0.1)	(0.1)
Currency exchange rate adjustment	0.6	1.7
Net adjustment to accumulated other comprehensive income (net of income taxes of $(3.6) million and $(1.1) million in 2015 and 2014, respectively)	5.4	1.9

Accumulated other comprehensive income at end of plan year	$5.7	$0.3

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2015 and 2014, net of income tax:

(in millions)	2015	2014
Net loss / (gain)	$4.7	$0.2
Amortization of net (loss) gain	0.2	0.1
Amortization of transition obligation	(0.1)	(0.1)
Total amortization expenses	$4.8	$0.2

The assumptions used to determine the pension obligations are:

Expatriate Plan	2015	2014	2013
Discount rate	3.80%	3.50%	4.25%
Expected long-term rate of return on plan asset	4.50%	4.50%	4.50%
Rate of increase in future compensation level	N/A	N/A	N/A

Mexican Plan(*)	2015	2014	2013
Discount rate	6.80%	6.70%	7.10%
Expected long-term rate of return on plan asset	6.80%	6.70%	7.10%
Rate of increase in future compensation level	4.50%	4.00%	4.00%

(*)These rates are based on Mexican pesos as pension obligations are denominated in pesos.

The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Years	Expected Benefit Payments
(in millions)
2016	$8.1
2017	1.4
2018	1.5
2019	1.5
2020	1.5
2021 to 2025	7.4
Total	$21.4

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

The Bond Fund seeks to outperform the Barclays ® U.S. Aggregate Bond Index, net of fees, over a full market cycle. The Bond Fund invests in publicly traded, investment grade securities. These may include corporate securities, mortgage securities, treasuries and cash, agency securities, commercial mortgage backed securities and other investment vehicles adhering to the fund’s investment objectives. These investments are classified as Level 1 because they are valued using quoted prices of the same securities as they consist of instruments publicly traded.

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

The plan assets are managed by three financial institutions, Scotiabank Inverlat S.A., Banco Santander and IXE Banco, S.A. 21% of the funds are invested in Mexican government securities, including treasury certificates and development bonds of the Mexican government. The remaining 79% is invested in common shares of Grupo Mexico.

The plan assets are invested without restriction in active markets that are accessible when required and are therefore considered as level 1, in accordance with ASC 820 “Fair Value Measurement.”

These plans accounted for approximately 30% of benefit obligations. The following table represents the asset mix of the investment portfolio as of December 31:

	2015	2014
Asset category:
Equity securities	79%	73%
Treasury bills	21%	27%
	100%	100%

The amount of contributions that the Company expects to pay to the plan during 2016 is $7.2 million, which includes $3.4 million of pending payments to former Buenavista workers.

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

The components of net period benefit costs for the three years ended December 31, 2015 are as follows:

(in millions)	2015	2014	2013
Interest cost	$1.0	$1.3	$1.7
Amortization of prior service cost/ (credit)	(0.4)	(0.3)	—
Net periodic benefit cost	$0.6	$1.0	$1.7

The change in benefit obligation and a reconciliation of funded status are as follows:

	At December 31,
(in millions)	2015	2014
Change in benefit obligation:
Projected benefit obligation at beginning of year	$17.1	$21.7
Interest cost	1.0	1.3
Actuarial loss/ (gain) — claims cost	(0.4)	(0.2)
Benefits paid	(0.7)	(0.6)
Actuarial (gain)/loss	(3.9)	(3.2)
Actuarial gain assumption changes	(0.1)	0.4
Inflation adjustment	(2.2)	(2.3)
Projected benefit obligation at end of year	$10.8	$17.1

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.1	0.1
Benefits paid	(0.1)	(0.1)
Fair value of plan assets at end of year	$—	$—

Funded status at end of year:	$(10.8)	$(17.1)

ASC-715 amounts recognized in balance sheet consists of:
Current liabilities	$(0.1)	$(0.1)
Non-current liabilities	(10.7)	(17.0)
Total	$(10.8)	$(17.1)

ASC-715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$(6.5)	$(4.8)
Total (net of income taxes of $4.4 million and $3.3 million in 2015 and 2014, respectively)	$(6.5)	$(4.8)

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the post-retirement health care plan, net of income tax:

	At December 31,
(in millions)	2015	2014
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$(4.8)	$(4.4)
Net loss/(gain) occurring during the year	(2.7)	(1.7)
Net loss/(gain) amortized during the year	0.2	0.2
Currency exchange rate adjustment	0.8	1.1
Net adjustment to accumulated other comprehensive income (net of income taxes of $4.4 million and $3.3 million in 2015 and 2014, respectively)	(1.7)	(0.4)

Accumulated other comprehensive income at end of plan year	$(6.5)	$(4.8)

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2015 and 2014, net of income tax:

	At December 31,
(in millions)	2015	2014
Net loss / (gain)	$(2.7)	$(1.7)
Amortization of net (loss) gain	0.2	0.2
Total amortization expenses	$(2.5)	$(1.5)

The discount rates used in the calculation of other post-retirement benefits and cost as of December 31 were:

	2015	2014	2013
Expatriate health plan
Discount rate	3.80%	3.50%	4.25%
Mexican health plan
Weighted average discount rate	6.80%	6.70%	7.10%

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Year	Expected Benefit Payments
(in millions)
2016	$0.7
2017	0.7
2018	0.7
2019	0.7
2020	0.8
2021 to 2025	3.8
Total	$7.4

Expatriate Health Plan

For measurement purposes, a 7.0% (Post-65 age - 8.2%) annual rate of increase in the per capita cost of covered health care benefits was assumed for 2015. The rate is assumed to decrease gradually to 4.2% (Post-65 age - 4.6%).

Assumed health care cost trend rates can have a significant effect on amounts reported for health care plans.  However, because of the size of the Company’s plan, a one percentage-point change in assumed health care trend rate would not have a significant effect.

Mexican Health Plan

For measurement purposes, a 4.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2015 and remains at that level thereafter.

An increase in other benefit cost trend rates have a significant effect on the amount of the reported obligations, as well as component cost of the other benefit plan. One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$0.7	$0.6
Effect on the post-retirement benefit obligation	$10.2	$9.2

NOTE 13-COMMITMENTS AND CONTINGENCIES:

Environmental matters:

The Company has instituted extensive environmental conservation programs at its mining facilities in Peru and Mexico. The Company’s environmental programs include, among others, water recovery systems to conserve water and minimize the impact on nearby streams, reforestation programs to stabilize the surface of the tailings dams and the implementation of scrubbing technology in the mines to reduce dust emissions.

Environmental capital investments in years 2015, 2014 and 2013, were as follows (in millions):

	2015	2014	2013
Peruvian operations	$98.8	$127.8	$76.9
Mexican operations	22.0	24.4	39.8
Total	$120.8	$152.2	$116.7

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

Peruvian law requires that companies in the mining industry provide assurances for future closure and remediation. In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM. As part of the closure plans, the Company is providing guarantees to ensure that sufficient funds will be available for the asset retirement obligation. See Note 10 “Asset retirement obligation,” for further discussion of this matter. In accordance with the requirements of the law, in 2015 the Company submitted the closure plans for the Tia Maria project and for the Toquepala expansion. The process of review and approval of closure plans usually takes several months.

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

While the Company believes that a potential loss contingency may exist, it cannot currently estimate the amount of such contingency. The Company and other industries affected by this supreme decree believe that the lack of further regulations and direction from the government has delayed the full review and analysis of the necessary actions to establish compliance. Pending further government action, the Company will continue to work with its study group to analyze this issue. Furthermore, the Company does not believe it can estimate a reasonable range of possible costs until additional direction is received from the government. Therefore, currently the Company is not able to disclose a range of costs that is meaningful.

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

While the Company believes that there is a reasonable possibility that a potential loss contingency may exist, it cannot currently estimate the amount of the contingency. The Company believes that a reasonable determination of the loss will be possible once the characterization study and the SDP are substantially completed. Then the Company will be in a position to estimate the remediation cost. Further, the Company does not believe that it can estimate a reasonable range of possible costs until the noted studies have progressed substantially and therefore is not be able to disclose a range of costs that is meaningful.

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

The National Water Commission, the Federal Commission for the Protection against Sanitary and PROFEPA initiated administrative proceedings regarding the spill to determine possible environmental and health damages.

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against BVC in order to determine the responsibility for the environmental damages. The Company is vigorously defending itself against this complaint. As of December 31, 2015, the case remains in the procedural stages and it is still pending resolution.

On September 15, 2014, BVC executed an administrative agreement with PROFEPA, providing for the submission of a remediation action plan to the Mexican Ministry of Environment and Natural Resources (Secretaria de Medio Ambiente y Recursos Naturales “SEMARNAT”). The remediation program submitted to SEMARNAT was approved on January 6, 2015. This program will be developed in five zones along the rivers. As of December 31, 2015, the Company informed SEMARNAT of the conclusion of the clean-up and soil remediation actions in phase one of zone one. Remediation activities in phase two of zone one are expected to be concluded in February 2016. The Company has already obtained approval of the monitoring programs for zones two to five.

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

Independently of the execution of the administrative agreement with PROFEPA and the creation of the above mentioned trust, the Company has taken actions to clean the sites since the day of the copper solution spill. On August 29, 2014, the Company hired contractors to clean the river utilizing more than 1,200 of their workers and environmental specialists.

In addition, the Company developed a service program for the residents of the Sonora River Region, including (i) water distribution provisions, and infrastructure development within the affected region, (ii) the expansion of the current Community Development program to communities further downstream that were affected and previously not within the scope of the Company´s program, (iii) attention to local farmers and producers in coordination with the Federal Agriculture, Livestock, Rural Development, Fisheries, and Alimentations Ministry in order to revamp and promote the activities of local farmers and producers, (iv) the implementation of sustainable productive projects at each affected site, as well as (v) the establishment of service desks to attend specific cases.

On March 2, 2015 as a result of four administrative proceedings, PROFEPA imposed administrative fines on BVC for an aggregate amount of 23.5 million Mexican pesos (approximately $1.7 million).

During the last half of 2014 and the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking damages for alleged injuries and the repair of environmental impact caused by the spill. Three of the collective action lawsuits have been dismissed by the court. The plaintiffs in these six lawsuits are: Acciones Colectivas de Sinaloa, A.C. which established two collective actions; Filiberto Navarro Soto et al (dismissed on July 14, 2015); Defensa Colectiva A.C. (dismissed on August 7, 2015); Ismael Navarro Babuca et al (dismissed on August 17, 2015); and Ana Luisa Salazar Medina et al. Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. Also, during the second and third quarters of 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the supposed lack of a waste management program approved by SEMARNAT; (ii) the supposed lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the supposed lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to the subsidiary of the Company; and (iv) the supposed inactivity of the authorities with regard of the spill in August 2014. The plaintiffs who filed those lawsuits are: Francisca Garcia Enriquez, et al which established two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. For a description of the collective actions in Mexico, the Company refer to the 2011 amendments to the CFPC described above. It is currently not possible to determine the extent of the damages sought in these state and federal lawsuits but the Company considers that these lawsuits are without merit and the Company and its subsidiaries are vigorously defending against these actions. Nevertheless, the Company reasonably considers that none of the legal proceedings resulting from the spill, individually or in the aggregate, would have a material effect on its financial position or results of operations.

As of December 31, 2015, BVC estimated total damages at $136.4 million, of which $39.9 million was paid with the Company’s funds, and approximately one billion Mexican pesos (approximately $74.9 million) was deposited in the trust. These funds have been available and have been used to compensate claims as they have arisen. This deposit was classified as restricted cash and was recorded as an operating expense in the Company’s results.

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

It should be noted that the lawsuit refers to a prior Peruvian currency called “sol de oro” or old soles, which was later changed to the “inti”, and then into today’s “sol”. Due to a past period of high inflation between 1985 and 1990, one billion of old soles is equivalent to today’s one sol.

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

On September 23, 2015, the lower court that ordered the delivery by the Branch of the labor shares, seized 10,501,857 investment shares owned by SCC and Compania Minera Los Tolmos, S.A. (“Los Tolmos”). The Company is vigorously defending against these measures, and has challenged them on various grounds, mainly because a “labor share” created by law in 1979 is not equivalent to an “investment share”, on a one to one basis, as the latter must recognize the Peruvian inflation of the 1980-2014 period. One “investment share” represents ten million “labor shares”. Additionally, the seized investment shares are owned by SCC and Los Tolmos, companies that are not a party in the lawsuit.

In December 2015, the Company appealed the lower court´s decision before the Superior Court that declared without merit its opposition to the seizure. Los Tolmos initiated a third party claim to ownership, to have the lower court cancel the seizure order on their investment shares. In January 2016, the lower court issued a resolution clarifying that the seizure measure applies to the investment shares owned by SCC’s Peruvian Branch even if they are in possession of SCC or Los Tolmos. The Company continues to vigorously defend against the seizure measure.

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

The “Virgen Maria” Mining Concessions of the Tia Maria Mining Project:

The Tia Maria project includes various mining concessions, totaling 32,989.64 hectares. One of the concessions is the “Virgen Maria” mining concession totaling 943.72 hectares or 2.9% of the total mining concessions.

Related to the “Virgen Maria” mining concessions, the Company is party to the following lawsuits:

a)             Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”): In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet. The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch. In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders’ meeting. Excomet was at the time owner of the “Virgen Maria” mining concession. In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations. On appeal by the plaintiffs, the superior court reversed the lower court’s decision and remanded it to the lower court for further proceedings. In August 2015, the lower court dismissed the case on the grounds that the plaintiffs had not proven the alleged unfairness of the negotiations. The plaintiffs appealed this resolution before the Superior Court. As of December 31, 2015, the case remains pending resolution.

The Company asserts that this lawsuit is without merit and is vigorously defending against it.

b)             Sociedad Minera de Responsabilidad Limitada Virgen Maria de Arequipa (“SMRL Virgen Maria”): In August 2010, a lawsuit was filed against SCC’s Branch and others by SMRL Virgen Maria, a company which until July 2003 owned the mining concession Virgen Maria. SMRL Virgen Maria sold this mining concession in July 2003 to Excomet (see a) above). The plaintiff alleges that the sale of the mining concession Virgen Maria to Excomet is null and void because the persons who attended the shareholders’ meeting of SMRL Virgen Maria, at which the purchase was agreed upon, were not the real owners of the shares. The plaintiff is also pursuing the nullity of all the subsequent acts regarding the mining property (acquisition of the shares of Excomet by SCC’s Branch, noted above, and the sale of this concession to SCC’s Branch by Excomet). In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations. Upon appeal by the plaintiffs, the superior court remanded the proceedings to the lower court, ordering the issuance of a new decision. On June 25, 2013, the lower court dismissed the case due to procedural defects. Upon appeal by the plaintiff, on December 2, 2013 the Superior Court reversed the lower court’s decision due to procedural defects and ordered the issuance of a new resolution. In July 2014, once again the lower court dismissed the case on the grounds that the claim had barred by the statute of limitations. The plaintiff appealed this resolution before the Superior Court. On December 30, 2014, the Superior Court affirmed the lower court’s decision. The plaintiff filed an extraordinary appeal before the Supreme Court. In October, 2015, the Supreme Court declared without merit the extraordinary appeal. This case has concluded in favor of the Company.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In the last quarter of 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams also with proper governmental authorization, since 1995. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against the lawsuit. Upon a motion filed by the Peruvian Branch, the lower court has included the MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of December 31, 2015, the case remains pending resolution without further developments.

Labor matters:

Peruvian operations: 72.7% of the Company’s 4,602 Peruvian workers were unionized at December 31, 2015. Currently, there are five separate unions, one main union and four smaller unions. In the second quarter of 2015, two of the main unions, which formerly represented the Ilo and Cuajone workers, and one of the minor union, which formerly represented some Toquepala workers, merged into one new main union. The other four smaller unions represent the balance of workers. The Company’s collective bargaining agreements with all of these unions expired in the second half of 2015. The Company began negotiations for new agreements in the third quarter of 2015. Through the first quarter of 2016, the Company signed three-year agreements with all five unions. These agreements include, among other things, annual salary increases of 5% for each of the three years, for all the workers that belong to those unions.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) led by Napoleon Gomez Urrutia to other less politicized unions.

However, the workers of the San Martin and Taxco mines, are still under the National Mining Union and have been on strike since July 2007. On December 10, 2009, a federal court confirmed the legality of the San Martin strike. In order to recover the control of the San Martin mine and resume operations, the Company filed a court petition on January 27, 2011 requesting that the court, among other things, define the termination payment for each unionized worker. The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition. On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition. In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court. On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal. The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker. A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin. As of December 31, 2015, the case remains pending resolution without further developments.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers at the mine (including termination of the related collective bargaining agreement). On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. The mining union appealed the labor court ruling before a federal court. In September 2011, the federal court accepted the union’s appeal and remanded the case to the federal labor court for reconsideration. After several legal proceedings on January 25, 2013, the Company filed a new proceeding before the labor court. On June 16, 2014, the labor court denied the petition of the Company. The resolution issued by the labor court was challenged by the Company before a federal court. In August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. Considering this new decision of the Supreme Court, there could be grounds for a favorable decision to end the protracted strike at the Taxco Unit. As of December 31, 2015, the case remains pending resolution without further developments.

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

Tia Maria´s project budget is approximately $1.4 billion of which $361.5 million has been invested through December 31, 2015. When completed, it is expected to produce 120,000 tons of copper cathodes per year. This project will use state of the art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and consequently, no emissions into the atmosphere are released. The project will only use seawater, transporting this more than 25 kilometers (15.5 miles) and at 1,000 meters (3,300 feet) above sea level, constructing a desalinization plant representing an investment of $95 million. In this manner, the Company guarantees that the Tambo river water resources will be used solely for farming and human consumption.

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

In connection with the Tia Maria project, in 2014 the Company offered to establish a S/ 100 million fund (approximately $29 million) for the benefit of social and infrastructure improvements in Tia Maria’s neighboring communities.

Toquepala Concentrator Expansion:

In April 2015, the construction permit for the Toquepala expansion project was approved by the MINEM. The project budget is $1.2 billion, of which $392.0 million has been expended through December 31, 2015. When completed, this expansion project is expected to increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum.

In connection with this project, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/ 445.0 million (approximately $130 million).

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

For an estimate of the Company’s contractual obligations for power purchases, please see, “Contractual Obligations” under Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations.”

Commitment for Capital projects

As of December 31, 2015, the Company has committed approximately $2,225.7 million for the development of its capital investment projects.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 8 “Income taxes”).

NOTE 14-STOCKHOLDERS’ EQUITY

Treasury Stock:

Activity in treasury stock in the years 2015 and 2014 was as follows (in millions):

	2015	2014
Southern Copper common shares
Balance as of January 1,	$1,693.5	$1,011.0
Purchase of shares	1,004.4	682.7
Used for corporate purposes	(0.3)	(0.2)
Balance as of December 31,	2,697.6	1,693.5

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	207.1	205.5
Other activity, including dividend, interest and foreign currency transaction effect	4.2	1.6
Balance as of December 31,	211.3	207.1

Treasury stock balance as of December 31,	$2,908.9	$1,900.6

SCC shares of common stock in treasury:

At December 31, 2015 and 2014, treasury stock holds 108,653,816 shares and 71,977,964 shares of SCC’s common stock with a cost of $2,697.6 million and $1,693.5 million, respectively.  The shares of SCC’s common stock held in treasury are used for

Director’s stock award plans and available for general corporate purposes.

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

					Maximum
					Number of Shares
				Total Number of	that May Yet Be
		Total Number	Average	Shares Purchased	Purchased Under	Total Cost
Period		of Shares	Price Paid	as Part of Publicly	the Plan	($ in
From	To	Purchased	per Share	Announced Plan	@ $26.12(1)	millions)
2008	2012	46,914,486	$18.72	46,914,486		878.1
2013:		10,245,000	27.47	57,159,486		281.4
2014:		22,711,428	30.06	79,870,914		682.8
2015:
01/01/15	01/31/15	5,927,154	27.12	85,798,068		160.7
02/01/15	02/28/15	2,590,076	29.45	88,388,144		76.3
03/01/15	03/31/15	4,563,649	29.16	92,951,793		133.1
Total first quarter		13,080,879	29.29			370.1

04/01/15	04/30/15	1,511,200	29.42	94,462,993		44.5
Total second quarter		1,511,200	29.42			44.5

07/01/15	07/31/15	1,603,800	27.84	96,066,793		44.7
08/01/15	08/31/15	6,160,000	26.90	102,226,793		165.7
09/01/15	09/30/15	3,724,273	26.69	105,951,066		99.4
Total third quarter		11,488,073	26.97			309.8

10/01/15	10/31/15	1,525,000	28.08	107,476,066		42.8
11/01/15	11/30/15	4,635,000	26.59	112,111,066		123.2
12/01/15	12/31/15	4,448,900	25.61	116,559,966		114.0
Total fourth quarter		10,608,900	26.39			280.0

Total 2015		36,689,052	27.38	116,559,966		1,004.4

Total purchased		116,559,966	$24.42		5,871,706	2,846.6

(1) NYSE closing price of SCC common shares at December 31, 2015.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.6% as of December 31, 2015 and 84.6% at December 31, 2014.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company. Under this plan, participants will receive 1,200 shares of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper common stock have been reserved for this plan. The fair value of the award is measured each year at the date of the grant. In 2015 and 2014 the stock based compensation expense under this plan equaled $ 0.4 million and $0.3 million, respectively.

The activity of this plan for the years ended December 31, 2015 and 2014 was as follows:

	2015	2014
Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(309,600)	(297,600)
Granted in the period	(13,200)	(12,000)
Total shares granted at December 31,	(322,800)	(309,600)

Remaining shares reserved	277,200	290,400

Parent Company common shares:

At December 31, 2015 and 2014, there were in treasury 110,472,170 and 89,950,310 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the years ended December 31, 2014 and 2013 and the unrecognized compensation expense under the Employee Stock Purchase Plan, were as follows:

	2014	2013
Stock based compensation expense	$2.1	$2.1
Unrecognized compensation expense	—	$2.1

This plan ended in January 2015.

The following table presents the stock award activity of the Employee Stock Purchase Plan at the close of the plan and for the years ended December 31, 2015 and 2014:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2015	4,298,612	$1.16
Granted	—	—
Exercised	(4,189,371)	1.16
Forfeited	—	—
Outstanding shares at December 31, 2015	109,241	$1.16

Outstanding shares at January 1, 2014	4,449,599	$1.16
Granted	—	—
Exercised	(150,987)	1.16
Forfeited	—	—
Outstanding shares at December 31, 2014	4,298,612	$1.16

2010 Plan: During 2010, the Company offered to eligible employees a stock purchase plan through a trust that acquires series B shares of Grupo Mexico stock for sale to its employees, employees of subsidiaries, and certain affiliated companies. The purchase price was established at 26.51 Mexican pesos (approximately $1.54) for the initial subscription. The terms of this plan are similar to the terms of the prior Employee Stock Purchase Plan.

The stock based compensation expense for the years ended December 31, 2015, 2014 and 2013 and the remaining balance of the unrecognized compensation expense under the New Employee Stock Purchase Plan, were as follows:

	2015	2014	2013
Stock based compensation expense	$0.6	$0.6	$0.6
Unrecognized compensation expense	$1.4	$2.0	$2.6

The unrecognized compensation expense under this plan is expected to be recognized over the remaining three year period.

The following table presents the stock award activity of the 2010 Employee Stock Purchase Plan for the years ended December 31, 2015 and 2014:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2015	2,287,891	$2.05
Granted	—	—
Exercised	(60,309)	2.05
Forfeited	—	—
Outstanding shares at December 31, 2015	2,227,582	2.05

Outstanding shares at January 1, 2014	3,012,464	$2.05
Granted	—	—
Exercised	(724,573)	2.05
Forfeited	—	—
Outstanding shares at December 31, 2014	2,287,891	$2.05

2015 Plan: In January 2015, the Company offered to eligible employees a new stock purchase plan (the “New Employee Stock Purchase Plan”) through a trust that acquires series B of shares of Grupo Mexico stock for sale to its employees, and employees of subsidiaries, and certain affiliated companies. The purchase price was established at 38.44 Mexican pesos (approximately $2.23) for the initial subscription, which expires on January 2023. Every two years employees will be able to acquire title to 50% of the shares paid in the previous two years. The employees will pay for shares purchased through monthly payroll deductions over the eight year period of the plan. At the end of the eight year period, the Company will grant the participant a bonus of 1 share for every 10 shares purchased by the employee. Any future subscription will be at the average market price at the date of acquisition or the grant date.

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

The stock based compensation expense for the year ended December 31, 2015 and the unrecognized compensation expense under this plan were as follows (in millions):

2015
Stock based compensation expense	$0.4
Unrecognized compensation expense	$4.4

The following table presents the stock award activity of this plan for the year ended December 31, 2015:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2015	—	—
Granted	2,652,386	$2.63
Exercised	—	—
Forfeited	—	—
Outstanding shares at December 31, 2015	2,652,386	$2.63

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies. Under this plan, participants will receive incentive cash bonuses which are used to purchase shares of Grupo Mexico which are deposited in a trust.

Non-controlling interest:

For all the years presented, in the consolidated statement of earnings the income attributable to non-controlling interest is based on the earnings of the Company’s Peruvian Branch.

The non-controlling interest of the Company’s Peruvian Branch is for investment shares. These shares were generated by legislation in place in Peru from the 1970s through 1991; such legislation provided for the participation of mining workers in the profits of the enterprises for which they worked. This participation was divided between equity and cash. The investment shares included in the non-controlling interest on the consolidated balance sheets are the still outstanding equity distributions made to the Peruvian Branch’s employees.

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheet as of December 31, 2015 and December 31, 2014 (in millions):

	At December 31, 2015		At December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt	$5,951.5	$5,211.5	$4,180.9	$4,369.6

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as of December 31, 2015 and 2014, as follows (in millions):

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$600.2	$600.2	—	$—
- Available-for-sale debt securities:
Corporate bonds	0.2	—	$0.2	—
Asset backed securities	—	—	—	—
Mortgage backed securities	3.1	—	3.1	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	351.0	351.0	—	—
Molybdenum	62.4	62.4	—	—
Total	$1,016.9	$1,013.6	$3.3	$—

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$333.7	$333.7	—	$—
- Available-for-sale debt securities:
Corporate bonds	0.3	—	$0.3	—
Asset backed securities	—	—	—	—
Mortgage backed securities	4.6	—	4.6	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	202.2	202.2	—	—
Molybdenum	105.5	105.5	—	—
Total	$646.3	$641.4	$4.9	$—

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

The Company invests or maintains available cash with various banks, principally in the United States, Mexico, Europe and Peru, or in commercial papers of highly-rated companies. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions.  At December 31, 2015, SCC had invested its cash and cash equivalents and short-term investments as follows:

		% of total	% in one institution
Country	$ in million	cash (1)	of country	of total cash
United States	$373.8	42.6%	55.6%	23.7%
Switzerland	491.0	55.9%	100.0%	55.9%
Peru	6.2	0.7%	29.4%	0.2%
Mexico	6.9	0.8%	10.3%	0.1%
Total cash and short-term investment	$877.9	100.0%

(1)               98.9% of the Company’s cash is in U.S. dollars.

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

The Company’s largest customers as percentage of accounts receivable and total sales were as follows:

	2015	2014	2013
Accounts receivable trade as of December 31,
Five largest customers	32.4%	31.2%	37.1%
Largest customer	10.9%	8.0%	12.2%

Total sales in year
Five largest customers	28.0%	34.3%	28.7%
Largest customer	7.7%	8.2%	8.4%

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

Receivable and payable balances with related parties are shown below (in millions):

	At December 31,
	2015	2014
Related parties receivable current:
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	$0.7	$0.2
Ferrocarril Mexicano S.A. de C.V.	0.2	—
Grupo Mexico	0.6	0.7
Mexico Generadora de Energia S. de R.L. (“MGE”)	13.9	31.9
Operadora de Generadoras de Energia Mexico S.A. de C.V.	0.1	—
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.3	—
	$15.8	$32.8

Related parties receivable non-current:
MGE	$111.2	$161.2

Related parties payable:
Asarco LLC	$20.6	$13.8
Boutique Bowling de Mexico S.A. de C.V.	0.2	—
Breaker, S.A. de C.V. and affiliates (“Breaker”)	0.3	0.7
Eolica El Retiro, S.A.P.I. de C.V.	0.1	1.6
Ferrocarril Mexicano S.A. de C.V.	—	1.8
Grupo Mexico	12.0	2.8
Higher Technology S.A.C.	—	0.2
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	0.5	1.3
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	11.8	1.7
MGE	23.0	45.2
Operadora de Cinemas S.A. de C.V.	0.2	—
Sempertrans and affiliates	0.6	—
	$69.3	$69.1

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarize the purchase and sale activities with Grupo Mexico and its affiliates in 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Purchase activity
Asarco LLC	$32.0	$47.9	$98.0
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.3	3.1	6.1
Eolica El Retiro, S.A.P.I. de C.V.	6.6	7.6	—
Ferrocarril Mexicano, S.A. de C.V.	27.3	22.7	19.7
Grupo Mexico	13.8	13.9	13.8
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	57.3	61.4	54.4
MGE	143.3	178.4	14.4
Total purchases	$280.6	$335.0	$206.4

Sales activity
Asarco LLC	$72.3	$24.7	$88.7
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.6	0.6	0.6
Grupo Mexico	0.5	—	—
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	0.8	0.8	0.8
MGE	81.7	96.5	27.3
Total sales	$155.9	$122.6	$117.4

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

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants. That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%. In the first quarter of 2012, Controladora de Infraestructura Energetica Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $112 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence of this change in control, MGE became an indirect subsidiary of Grupo Mexico. Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt. At December 31, 2012, the outstanding balance of $184.0 million was restructured as subordinated debt of MGE with an interest rate of 5.75%. MGE will repay its debt to the Company using a percentage of its profits until such time as the debt is satisfied. At December 31, 2015 the remaining balance of the debt was $111.2 million and was recorded as non-current related party receivable on the consolidated Balance Sheet. Related to this loan the Company recorded interest income of $9.2 million, $9.4 million and $9.9 million in 2015, 2014 and 2013, respectively.

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

On August 4, 2014, Mexico Generadora de Energia Eolica S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm that has 37 wind turbines. This company started operations in January 2014 and started to sell power to IMMSA and other subsidiaries of Grupo Mexico in the third quarter of 2014.

The Company sold copper cathodes, rod and anodes, as well as sulfuric acid, silver, gold and lime to Asarco. In addition, the Company received fees for building rental and maintenance services provided to Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates and to Perforadora Mexico S.A.P.I de C.V., and for natural gas and services provided to MGE, all subsidiaries of Grupo Mexico.

Companies with relationships with the controlling group:

The following table summarize the purchase and sales activities with other Larrea family companies in 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.4	$—	$—
Mextransport	2.0	2.5	2.7
Operadora de Cinemas S.A. de C.V.	0.5	—	—
Total purchases	$2.9	$2.5	$2.7

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.3	$—	$—
Mextransport	0.3	0.3	0.3
Operadora de Cinemas S.A. de C.V.	0.2	—	—
Total sales	$0.8	$0.3	$0.3

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including aviation, real estate and entertainment. The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to the lease of office space, air transportation and entertainment.

The Company’s Mexican operations paid fees for entertainment services provided by Boutique Bowling de Mexico S.A de C.V. and  Operadora de Cinemas S.A. de C.V. Both companies are controlled by the Larrea family.

MexTransport provides aviation services to the Company’s Mexican operations. This is a company controlled by the Larrea family.

Companies with relationships with SCC executive officers:

The following table summarize the purchase activities with companies with relationships to SCC executive officers in 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Higher Technology S.A.C.	$1.4	$3.2	$2.2
Servicios y Fabricaciones Mecanicas S.A.C.	0.7	1.3	0.4
Sempertrans	1.2	1.2	1.1
Breaker	5.5	10.1	3.9
Pigoba, S.A. de C.V.	—	0.6	0.3
Total purchased	$8.8	$16.4	$7.9

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

Intersegment sales are based on arm’s length prices at the time of sale. These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost. Added to the segment data is information regarding the Company’s sales. The segments identified by the Company are:

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

Financial information relating to Company’s segments is as follows:

	Year Ended December 31, 2015
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$2,703.9	$320.7	$2,021.3	$—	$5,045.9
Intersegment sales	—	67.6	—	(67.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,390.0	323.8	1,289.0	(75.2)	2,927.6
Selling, general and administrative	50.5	6.4	41.4	1.1	99.4
Depreciation, amortization and depletion	265.0	34.8	228.1	(17.2)	510.7
Exploration	7.8	9.6	11.9	19.5	48.8
Environmental reclamation	45.0	—	—	—	45.0
Operating income	$945.6	$13.7	$450.9	$4.2	1,414.4
Less:
Interest, net					(199.9)
Other income (expense)					(25.3)
Income taxes					(464.9)
Equity earnings of affiliate					16.8
Non-controlling interest					(4.7)
Net income attributable to SCC					$736.4

Capital investment (*)	$820.5	$39.2	$285.2	$105.1	$1,250.0
Property and mine development, net	$4,879.3	$395.8	$2,583.5	$404.2	$8,262.8
Total assets	$7,459.8	$787.5	$3,962.6	$383.3	$12,593.2

(*) Corporate, other and eliminations includes $100.4 million purchase of the El Pilar mining property acquisition.

	Year Ended December 31, 2014
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$2,954.6	$351.3	$2,481.8	$—	$5,787.7
Intersegment sales	—	90.4	—	(90.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,146.6	335.0	1,416.6	(57.7)	2,840.5
Selling, general and administrative	37.2	16.3	44.8	5.1	103.4
Depreciation, amortization and depletion	225.5	33.4	198.4	(12.3)	445.0
Exploration	3.9	29.5	13.6	27.7	74.7
Environmental reclamation	91.4	—	—	—	91.4
Operating income	$1,450.0	$27.5	$808.4	$(53.2)	2,232.7
Less:
Interest, net					(123.3)
Other income (expense)					(40.8)
Income taxes					(754.6)
Equity earnings of affiliate					23.9
Non-controlling interest					(4.9)
Net income attributable to SCC					$1,333.0

Capital expenditures	$1,121.3	$45.7	$353.8	$9.0	$1,529.8
Property and mine development, net	$4,418.5	$389.0	$2,513.6	$115.3	$7,436.4
Total assets	$6,780.4	$843.5	$3,828.6	$(58.6)	$11,393.9

	Year Ended December 31, 2013
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$2,976.0	$362.3	$2,614.6	$—	$5,952.9
Intersegment sales	—	96.9	—	(96.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,308.9	320.8	1,358.6	(117.0)	2,871.3
Selling, general and administrative	35.4	15.1	49.7	2.3	102.5
Depreciation, amortization and depletion	179.0	31.0	177.2	8.8	396.0
Exploration	3.2	27.2	10.2	10.4	51.0
Operating income	$1,449.5	$65.1	$1,018.9	$(1.4)	2,532.1
Less:
Interest, net					(176.6)
Other income (expense)					17.1
Income taxes					(769.3)
Equity earnings of affiliate					20.9
Non-controlling interest					(5.7)
Net income attributable to SCC					$1,618.5

Capital expenditures	$1,263.5	$60.6	$372.3	$6.9	$1,703.3
Property and mine development, net	$3,579.9	$378.2	$2,451.4	$66.7	$6,476.2
Total assets	$6,010.3	$895.6	$3,539.3	$524.8	$10,970.0

SALES VALUE PER SEGMENT:

	Year Ended December 31, 2015
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated
Copper	$2,237.2	$30.6	$1,756.9	$(30.6)	$3,994.1
Molybdenum	109.0	—	130.0	—	239.0
Silver	129.5	66.5	57.2	(26.5)	226.7
Zinc	—	210.7	—	—	210.7
Other	228.2	80.5	77.2	(10.5)	375.4
Total	$2,703.9	$388.3	$2,021.3	$(67.6)	$5,045.9

	Year Ended December 31, 2014
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated
Copper	$2,380.2	$46.4	$2,137.9	$(46.4)	$4,518.1
Molybdenum	299.8	—	207.1	—	506.9
Silver	146.6	88.0	71.6	(33.0)	273.2
Zinc	—	209.8	—	—	209.8
Other	128.0	97.5	65.2	(11.0)	279.7
Total	$2,954.6	$441.7	$2,481.8	$(90.4)	$5,787.7

	Year Ended December 31, 2013
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated
Copper	$2,365.5	$48.4	$2,289.3	$(48.4)	$4,654.8
Molybdenum	241.3	—	147.9	—	389.2
Silver	242.7	110.0	79.7	(38.7)	393.7
Zinc	—	200.9	—	—	200.9
Other	126.5	99.9	97.7	(9.8)	314.3
Total	$2,976.0	$459.2	$2,614.6	$(96.9)	$5,952.9

NET SALES AND GEOGRAPHICAL INFORMATION:

Net sales to respective countries for the three years ended December 31, 2015 were as follows:

(in millions)	2015	2014	2013
Mexico	1,641.0	1,708.9	1,402.8
United States	862.5	1,059.3	1,028.7
Europe	745.1	937.5	1,206.1
Japan	445.9	447.8	583.9
Singapore	369.8	299.0	117.3
Other Asian countries	189.3	187.1	111.9
Brasil	276.4	372.4	471.0
Chile	102.0	401.5	362.8
Peru	324.3	282.2	324.8
Other American countries	89.6	92.0	343.6
Total	$5,045.9	$5,787.7	$5,952.9

PROVISIONAL SALES PRICE:

At December 31, 2015, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the year-end market price per pound. These sales are subject to final pricing based on the average monthly copper prices on the London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2015:

	Sales volume (million lbs.)	Priced at (per pound)	Month of settlement
Copper	164.3	2.136	January through March 2016
Molybdenum	12.1	5.15	January through April 2016

Provisional sales price adjustments included in accounts receivable and net sales were as follows at December, 31 (in millions):

	At December 31,
	2015	2014
Copper	$(6.0)	$(9.6)
Molybdenum	(0.1)	(16.5)
Total	$(6.1)	$(26.1)

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

LONG-TERM SALES CONTRACTS:

The following are the significant outstanding long-term contracts:

Under the terms of a sales contract with Mitsui & Co. Ltd. (“Mitsui”), the Company was required to supply Mitsui with 48,000 tons of copper cathodes annually through 2013 to the Asian Market. Premium levels were agreed upon annually based on world market terms. 90,000 tons related to a prior contract (period 1994-2000) were supplied as follows: 48,000 tons in 2014 and 42,000 tons in 2015.

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

Under the terms of a sales contract with Molibdenos y Metales, S.A., SPCC Peru Branch is required to supply 26,210 tons of molybdenum concentrates from 2015 through 2017. This contract may be extended for one more calendar year during each October to maintain a three year period unless either party decides to terminate the agreement. The sale price of the molybdenum concentrates is based on the monthly average of the high and low Metals Week Dealer Oxide quotation. The roasting charge deduction is agreed based on international market terms.

Under the terms of a sales contract with Molymex, S.A. de C.V., Operadora de Minas de Nacozari, S.A. de C.V. and Operadora de Minas e Instalaciones Mineras, S.A. de C. V. are required to supply at least the 80% of their molybdenum concentrates production from 2016 through 2019. The sale price of the molybdenum concentrate is based on the monthly average of the high and low Metals Week Dealer Oxide quotation. The roasting charge deduction is negotiated based on international market terms.

NOTE 19-QUARTERLY DATA (unaudited)

(in millions, except per share data)

	2015
	1st	2nd	3rd	4th	Year
Net sales	$1,274.8	$1,382.9	$1,133.6	$1,254.6	$5,045.9
Gross profit	$478.0	$550.7	$331.3	$247.6	$1,607.6
Operating income	$436.9	$503.1	$286.9	$187.5	$1,414.4
Net income	$283.7	$296.0	$99.4	$62.0	$741.1
Net income attributable to SCC	$282.4	$294.7	$98.4	$60.9	$736.4
Per share amounts attributable to SCC:
Net earnings basic and diluted	$0.35	$0.37	$0.12	$0.09	$0.93
Dividend per share	$0.10	$0.10	$0.10	$0.04	$0.34

	2014
	1st	2nd	3rd	4th	Year
Net sales	$1,354.4	$1,487.4	$1,474.6	$1,471.3	$5,787.7
Gross profit	$602.0	$644.7	$641.6	$613.9	$2,502.2
Operating income	$562.9	$597.3	$547.0	$525.5	$2,232.7
Net income	$324.6	$338.4	$325.7	$349.2	$1,337.9
Net income attributable to SCC	$323.4	$337.3	$324.3	$348.0	$1,333.0
Per share amounts attributable to SCC:
Net earnings basic and diluted	$0.39	$0.40	$0.39	$0.43	$1.61
Dividend per share	$0.12	$0.10	$0.12	$0.12	$0.46

NOTE 20—SUBSEQUENT EVENTS

DIVIDENDS:

On January 28, 2016, the Board of Directors authorized a dividend of $0.03 per share payable on March 1, 2016 to shareholders of record at the close of business on February 16, 2016.

OTHER COMPANY INFORMATION:

ANNUAL MEETING

The annual stockholders meeting of Southern Copper Corporation will be held on Thursday, April 28, 2016, at 9:00 am, Mexico City time, at Edificio Parque Reforma, Campos Eliseos No. 400, 9th Floor, Colonia Lomas de Chapultepec, Mexico City, Mexico.

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

OTHER SECURITIES

The Branch in Peru has issued, in accordance with Peruvian Law, “investment shares” (formerly named labor shares) that are quoted on the Lima Stock Exchange under symbols SPCCPI1 and SPCCPI2.  Transfer Agent, registrar and stockholders services are provided by Credicorp Capital, Avenida EI Derby 055, Torre 4, Piso 10, Santiago de Surco, Lima 33, Peru.

Telephone (51-1)416-3333, Extensions 32478 and 32441.

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

Fax: (511) 512-0492

Website:  www.southerncoppercorp.com

Email address: southerncopper@southernperu.com.pe

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2015, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2015, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.              Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.              Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company reported a material weakness in internal control over financial reporting in its Annual Report on Form 10-K for the year ended December 31, 2014, as the Company did not establish an effective design of processes and procedures to restrict access to its enterprise resource planning (“ERP”) system in existence during 2014, known as Ellipse, at its Mexican operations. As such, the Company failed to ensure that access to key financial systems was limited to appropriate users in order to maintain segregation of duties. Accordingly, information generated from those systems may have been impacted.

In response to the material weakness described above, the Company executed a remediation plan, with oversight from the Audit Committee of the Board of Directors:

•                  As part of the remediation plan, SAP, the Company’s new ERP, was implemented at the Company’s Mexican operations beginning February 5, 2015. In the second quarter of 2015, the Company implemented the security tools that SAP provides, which have allowed and will continue to allow the Company to identify and remediate conflicts in terms of segregation of duties. Those controls assist the Company in assuring that access control authorizations are functioning and transactions and data entered into the financial and related systems are properly authorized, based on the Company’s organizational structure, positions and assigned responsibilities.

•                  The Company has put in place processes and procedures, with strict management supervision and monitoring by the Audit Committee of the Board of Directors, to ensure that the remediation plan was completed in 2015.

•                  Additionally, the Company implemented SAP at its operations in Peru, beginning July 1, 2015, as well as the related security tools that SAP provides, which has improved the processes that consist of the Company’s internal control over financial reporting.

The Company’s management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with accounting principles generally accepted in the United States of America.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As discussed above, during 2015, the Company completed the implementation of a new enterprise resource planning (“ERP”) system that delivered a new generation of information systems and work processes for the Company’s entire operation. The Company has updated the internal control processes and procedures that have been affected by the ERP system implementation.

Except for these changes, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on the evaluation made under this framework, management concluded that as of December 31, 2015 such internal control over financial reporting is effective.

Our internal control over financial reporting as of December 31, 2015 has been audited by Galaz, Yamazaki, Ruiz Urquiza, S.C. member of Deloitte Touche Tohmatsu Limited, an independent registered public accounting firm, as stated in their report which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation:

We have audited the internal control over financial reporting of Southern Copper Corporation and subsidiaries (the Company) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the

Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Miguel Angel Andrade Leven

Mexico City, Mexico

February 26, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10, 11, 12, 13 AND 14

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of the Company, their ages as of January 31, 2016 and their positions.

Name	Age	Position
German Larrea Mota-Velasco	62	Chairman of the Board and Director
Oscar Gonzalez Rocha	77	President, Chief Executive Officer and Director
Raul Jacob Ruisanchez	57	Vice President, Finance and Chief Financial Officer
Juan Rodriguez Arriaga	56	Vice President, Commercial
Javier Gomez Aguilar	41	Vice President Legal and General Counsel
Hans A. Flury Royle	64	Secretary and Legal Counsel
Agustin Avila Martinez	61	Comptroller
Vidal Muhech Dip	75	Vice President, Projects
Edgard Corrales Aguilar	60	Vice President, Exploration

German Larrea Mota-Velasco has served as our Chairman of the Board since December 1999, Chief Executive Officer from December 1999 to October 2004 and as a member of our Board of Directors since November 1999. He has been Chairman of the board of directors, President and Chief Executive Officer of Grupo Mexico (holding) since 1994. Mr. Larrea has been Chairman of the board of directors and Chief Executive Officer of Grupo Ferroviario Mexicano S.A. de C.V (railroad company) since 1997. Mr. Larrea was previously Executive Vice Chairman of Grupo Mexico and has been a member of the board of directors since 1981. He is also Chairman of the board of directors and Chief Executive Officer of Empresarios Industriales de Mexico, S.A. de C.V. (holding) and Fondo Inmobiliario (real estate company), since 1992. He founded Grupo Impresa, a printing and publishing company in 1978, remaining as the Chairman and Chief Executive Officer until 1989 when the company was sold. He is also a director of Banco Nacional de Mexico, S.A. (Citigroup), which forms part of Grupo Financiero Banamex, S.A. de C.V. since 1992, Consejo Mexicano de Hombres de Negocios since 1999, and was a director of Grupo Televisa, S.A.B. from 1999 to 2014. He is a Director of the Consejo Mexicano de Negocios since 1999, was Director of Banco Nacional de Mexico, S.A. (Citigroup) from 1992 to 2015, and was also Director of Grupo Televisa, S.A.B. de C.V. from 1999 to 2014.

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

Edgard Corrales Aguilar has served as Vice President, Exploration since July 18, 2013. Mr. Corrales replaces Mr. Remigio Martinez, who was the Corporation’s Vice President, Exploration from April 2002 to his retirement in July 2013. Mr. Corrales has been working with the Peruvian Branch of SCC since 1983 in various positions, including as senior geologist of the Toquepala mine, head of the geology department of the Cuajone mine and manager of the exploration department of the Peruvian Branch of SCC. Currently he is Exploration Director of the Peruvian Branch of SCC and general manager of SCC’s Branch in Chile. Mr. Corrales has a degree in geology and engineering from the Universidad Nacional San Agustin, Arequipa, Peru and has followed specialized studies at the Catholic University of Caracas, Venezuela and the MacKay School of Mines at the University of Reno, Nevada. He has also completed extensive studies in management at various universities in Peru.

Juan Rodriguez Arriaga has served as our Vice President, Commercial since April 18, 2013. Mr. Rodriguez Arriaga has over 28 years-work experience in Grupo Mexico and has served as Commercial Director of Minera Mexico S. A. de C. V., a subsidiary of the Company, since May 2003. Mr. Rodriguez Arriaga has held various commercial positions with Grupo Mexico and certain of its affiliates and subsidiaries. He was Commercial Director of Asarco LLP, a subsidiary of Grupo Mexico, from 2000 to 2001.

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

Information in response to the additional disclosure requirements specified by Part III, Items 10, 11, 12, 13 and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 30, 2016, or will be provided by amendment to this Form 10-K, also to be filed no later than April 30, 2016.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2015, 2014 and 2013; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Balance Sheets at December 31, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

3.  Schedule II

Valuation and Qualifying Accounts and Reserves (in millions):

	Additions
	Balance at beginning of period	Charged to costs and expenses	Additions	Deduction/ Application	Balance at end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
2015	$0.3	0.6	—	—	$0.9
2014	$0.3	—	—	—	$0.3
2013	$—	—	0.3	—	$0.3

Notes issued under par:
2015	$45.1	1.5	20.2	—	$63.8
2014	$46.2	1.1	—	—	$45.1
2013	$47.3	1.1	—	—	$46.2

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

By:	/s/Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date:  February 26, 2016

Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ German Larrea Mota-Velasco
German Larrea Mota-Velasco	Chairman of the Board, and Director

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha	President, Chief Executive Officer and Director

/s/ Raul Jacob Ruisanchez
Raul Jacob Ruisanchez	Vice President, Finance, Chief Financial Officer (Principal Financial Officer)

/s/ Agustin Avila Martinez
Agustin Avila Martinez	Comptroller (Principal Accounting Officer)

DIRECTORS

s/ German Larrea Mota-Velasco	/s/ Oscar Gonzalez Rocha
German Larrea Mota-Velasco	Oscar Gonzalez Rocha

/s/ Emilio Carrillo Gamboa	/s/ Daniel Muniz Quintanilla
Emilio Carrillo Gamboa	Daniel Muniz Quintanilla

/s/ Alfredo Casar Perez	/s/ L. Miguel Palomino Bonilla
Alfredo Casar Perez	L. Miguel Palomino Bonilla

/s/ Luis Castelazo Morales	/s/ Gilberto Perezalonso Cifuentes
Luis Castelazo Morales	Gilberto Perezalonso Cifuentes

/s/ Enrique Castillo Sanchez Mejorada	/s/ Carlos Ruiz Sacristan
Enrique Castillo Sanchez Mejorada	Carlos Ruiz Sacristan

/s/ Xavier Garcia de Quevedo
Xavier Garcia de Quevedo

Date:  February 26, 2016

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2015, 2014 and 2013; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Balance Sheets at December 31, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.