Form 10-Q
period 2016-03-31
SOUTHERN COPPER CORP/
filed 2016-05-02
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

As of April 25, 2016 there were outstanding 773,707,070 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.
Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the three months ended March 31, 2016 and 2015	3

	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015	4

	Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015	6

	Notes to Condensed Consolidated Financial Statements	7-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-44

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	45-46

Item 4.	Controls and procedures	47

	Report of Independent Registered Public Accounting Firm	48

Part II. Other Information:

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	49

Item 4.	Mine Safety Disclosures	49

Item 6.	Exhibits	50-51

	Signatures	52

	List of Exhibits	53-55

Exhibit 15	Independent Accountants’ Awareness Letter	1

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

Exhibit 101

Financial statements for the quarter ended March 31, 2016 Formatted in XBRL: (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

		Submitted electronically with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(in millions, except per share amounts)
Net sales (including sales to related parties, see Note 7)	$1,245.1	$1,274.8

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	726.8	679.8
Selling, general and administrative	26.3	24.9
Depreciation, amortization and depletion	135.3	117.0
Exploration	10.5	10.3
Environmental remediation	—	5.9
Total operating costs and expenses	898.9	837.9

Operating income	346.2	436.9

Interest expense	(90.2)	(64.8)
Capitalized interest	15.2	38.9
Other income (expense)	(0.5)	(3.7)
Interest income	2.2	2.8
Income before income taxes	272.9	410.1

Income taxes (see Note 4)	92.3	129.2
Net income before equity earnings of affiliate	180.6	280.9
Equity earnings of affiliate, net of income tax	5.1	2.8

Net income	185.7	283.7

Less: Net income attributable to the non-controlling interest	0.6	1.3

Net income attributable to SCC	$185.1	$282.4

Per common share amounts attributable to SCC:
Net earnings - basic and diluted	$0.24	$0.35
Dividends paid	$0.03	$0.10
Weighted average shares outstanding - basic and diluted	773.9	805.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	3 Months Ended
	March 31,
	2016	2015
	(in millions)
Net income and comprehensive income	$185.7	$283.7
Comprehensive income attributable to the non-controlling interest	0.6	1.3
Comprehensive income attributable to SCC	$185.1	$282.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, except for December 31, 2015)

	March 31,	December 31,
	2016	2015
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$376.0	$274.5
Restricted cash	4.3	4.3
Short-term investments	282.6	603.5
Accounts receivable trade	520.5	448.6
Accounts receivable other (including related parties 2016 - $46.5 million and 2015 - $15.8 million)	106.4	102.6
Inventories	931.3	857.2
Prepaid taxes	194.2	165.8
Other current assets	43.7	27.7
Total current assets	2,459.0	2,484.2

Property and mine development, net	8,400.5	8,262.8
Ore stockpiles on leach pads	770.0	752.3
Intangible assets, net	155.2	155.1
Related parties receivable	111.2	111.2
Deferred income tax	672.4	614.2
Equity method investment	77.9	76.1
Other assets	161.5	137.3
Total assets	$12,807.7	$12,593.2

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2016 - $100.7 million and 2015 - $69.3 million)	$704.2	$646.6
Accrued income taxes	9.5	39.2
Accrued workers’ participation	99.4	124.9
Accrued interest	136.5	87.1
Other accrued liabilities	33.1	22.4
Total current liabilities	982.7	920.2

Long-term debt	5,952.1	5,951.5
Deferred income taxes	228.4	196.0
Other liabilities and reserves	39.3	35.4
Asset retirement obligation	197.0	190.9
Total non-current liabilities	6,416.8	6,373.8

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock	8.8	8.8
Additional paid-in capital	3,353.7	3,349.8
Retained earnings	4,974.0	4,812.1
Accumulated other comprehensive income	1.1	1.1
Treasury stock, at cost, common shares	(2,966.3)	(2,908.9)
Total Southern Copper Corporation stockholders’ equity	5,371.3	5,262.9
Non-controlling interest	36.9	36.3
Total equity	5,408.2	5,299.2

Total liabilities and equity	$12,807.7	$12,593.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended
	March 31,
	2016	2015
	(in millions)
OPERATING ACTIVITIES

Net income	$185.7	$283.7

Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, amortization and depletion	135.3	117.0
Equity earnings of affiliate, net of dividends received	(1.7)	(0.5)
(Gain) loss on foreign currency transaction effect	(1.1)	(11.0)
(Benefit) provision for deferred income taxes	(22.0)	(24.7)
Other, net	6.8	(0.7)

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(71.8)	39.1
(Increase) decrease in inventories	(91.8)	(54.7)
Increase (decrease) in accounts payable and accrued liabilities	19.9	(153.1)
Increase (decrease) in other operating assets and liabilities	(95.2)	29.3
Net cash provided by operating activities	64.1	224.4

INVESTING ACTIVITIES
Capital investments	(223.3)	(248.7)
Proceeds from (purchase of) short-term investments, net	320.8	254.7
Sale of property	0.8	—
Net cash provided by investing activities	98.3	6.0

FINANCING ACTIVITIES
Debt incurred	—	50.0
Cash dividends paid to common stockholders	(23.2)	(80.5)
Repurchase of common shares	(53.7)	(370.1)
Distributions to non-controlling interest	—	(0.2)
Net cash used in financing activities	(76.9)	(400.8)

Effect of exchange rate changes on cash and cash equivalents	16.0	(1.5)

Net increase (decrease) in cash and cash equivalents	101.5	(171.9)
Cash and cash equivalents at beginning of period	274.5	364.0
Cash and cash equivalents at end of period	$376.0	$192.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At March 31, 2016, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.8% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company’s Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2016 and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. The December 31, 2015 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2015 and notes included in the Company’s 2015 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At March 31,	At December 31,
	2016	2015
Trading securities	$279.6	$600.2
Weighted average interest rate	0.87%	0.71%

Available-for-sale	$3.0	$3.3
Weighted average interest rate	0.79%	0.72%
Total	$282.6	$603.5

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and at March 31, 2016 and December 31, 2015, included corporate bonds and asset and mortgage backed obligations. As of March 31, 2016 and December 31, 2015, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended March 31,
	2016		2015
Trading:
Interest earned	$0.4		$0.3
Unrealized gain at the end of the period	$0.1		$2.8

Available-for-sale:
Interest earned	(*	)	(*	)
Investment redeemed	$0.3		$0.2

(*) Less than $0.1 million.

NOTE 3 - INVENTORIES:

Inventories were as follows:

(in millions)	At March 31, 2016	At December 31, 2015

Inventory, current:
Metals at average cost:
Finished goods	$145.2	$104.1
Work-in-process	178.5	188.6
Ore stockpiles on leach pads	271.1	243.2
Supplies at average cost:	336.5	321.3
Total current inventory	$931.3	$857.2

Inventory, non-current:
Ore stockpiles on leach pads	$770.0	$752.3

In the first quarter 2016 and 2015, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $124.8 million and $104.6 million, respectively. Leaching inventories recognized in cost of sales amounted to $79.2 million and $50.6 million for the first quarter 2016 and 2015, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first quarter 2016 and 2015 consisted of ($ in millions):

	2016	2015
Statutory income tax provision	$82.6	$111.2
Peruvian royalty	—	0.5
Mexican royalty	9.3	13.7
Peruvian special mining tax	0.4	3.8
Income tax provision	$92.3	$129.2

Effective income tax rate	33.8%	31.5%

These provisions include income taxes for Peru, Mexico and the United States. In addition, a Mexican royalty tax, a portion of the Peruvian royalty tax and the Peruvian special mining tax are included in the income tax provision. The increase in the effective tax rate for the first quarter of 2016 from the same period in the prior year is primarily due to an increase of forecasted dividends from Mexico, which caused an increase of approximately 1%. The remaining increase in the rate is due to lower permanent differences, including depletion, in comparison to the first quarter of 2015.

Peruvian royalty and special mining tax: In 2011, the Peruvian congress approved an amendment to the mining royalty charge. The mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $4.1 million and $5.7 million of royalty charge in the first quarter 2016 and 2015, respectively, of which $0.5 million was included in income taxes in 2015; no amounts were included in income tax in the first quarter 2016, as the royalty for the quarter was assessed at 1% of net sales.

Also in 2011, the Peruvian government enacted a special mining tax. This tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached. The Company has accrued $0.4 million and $3.8 million of special mining tax as part of the income tax provision for the first quarter 2016 and 2015, respectively.

Peruvian income tax rate: In 2014, the Peruvian government enacted tax law changes to both the income tax and dividend tax rates that became effective on January 1, 2015. The rate in effect for 2014 was 30%, with a 4.1% dividend tax rate. The new rates are as follows:

Year	Income Tax Rate	Dividend Tax Rate
2015- 2016	28%	6.8%
2017- 2018	27%	8.0%
2019 and later	26%	9.3%

Mexican mining royalty: In December 2013, the Mexican government enacted a law which, among other things, established a mining royalty charge of 7.5% on earnings before taxes as defined by Mexican tax regulations and an additional royalty charge of 0.5% over gross income from sales of gold, silver and platinum. The Company has accrued $9.3 million and $13.7 million of royalty taxes as part of the income tax provision for the first quarter 2016 and 2015, respectively. In the first quarter of 2016, the Company has paid $33.9 million for year 2015 mining royalty.

Accounting for uncertainty in income taxes: In the first quarter 2016, there were no changes in the Company’s uncertain tax positions.

NOTE 5 — PROVISIONALLY PRICED SALES:

At March 31, 2016, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the March 31, 2016 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2016:

	Sales volume (million lbs.)	Priced at (per pound)	Month of settlement
Copper	141.0	$2.19	From April 2016 to July 2016
Molybdenum	14.5	$5.55	From April 2016 to June 2016

The provisional sales price adjustment included in accounts receivable and net sales at March, 31, 2016 includes a negative adjustment of $6.8 million for copper and a positive adjustment of $3.2 million for molybdenum.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 6 - ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation. The accepted value of the Lima office building, for this purpose, is $27.8 million. Through March 2016, the Company has provided guarantees of $21.7 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units.

In 2010, the Company announced to the Mexican federal environmental authorities its closure plans for the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation with a budget of $66.2 million, of which the Company has spent $64.7 million through March 31, 2016. Plant demolition and construction of a confinement area at the south of the property were completed in 2012. During 2016, the Company continues with soil remediation which is expected to be completed by the end of 2016 along with the construction of a second confinement area. The Company expects that once the site is remediated, a decision will be made on whether sell or develop the property.

The overall cost recognized for mining closure in Mexico includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities.

The following table summarizes the asset retirement obligation activity for the three months ended March 31, 2016 and 2015 (in millions):

	2016	2015
Balance as of January 1	$190.9	$116.1
Changes in estimates	—	—
Additions	—	—
Payments	(0.7)	(4.2)
Accretion expense	6.8	2.9
Balance as of March 31,	$197.0	$114.8

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

Receivable and payable balances with related parties are shown below (in millions):

	At March 31, 2016	At December 31, 2015
Related parties receivable current:
Asarco LLC	$14.8	$—
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.8	0.7
Ferrocarril Mexicano S.A. de C.V.	—	0.2
Grupo Mexico	1.2	0.6
Mexico Generadora de Energia S. de R.L. (“MGE”)	29.3	13.9
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.2	0.3
Operadora de Cinemas S.A. de C.V.	0.1	—
Operadora de Generadoras de Energia Mexico S.A. de C.V.	0.1	0.1
	$46.5	$15.8

Related parties receivable non-current:
MGE	$111.2	$111.2

Related parties payable:
Asarco LLC	$25.9	$20.6
Boutique Bowling de Mexico S.A. de C.V.	—	0.2
Breaker S.A. de C.V. and affiliates (“Breaker”)	0.3	0.3
Eolica El Retiro, S.A.P.I. de C.V.	0.5	0.1
Ferrocarril Mexicano S.A. de C.V.	0.7	—
Grupo Mexico	0.2	12.0
MGE	68.3	23.0
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	4.0	11.8
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	0.5	0.5
Operadora de Cinemas S.A. de C.V.	0.3	0.2
Sempertrans and affiliates	—	0.6
	$100.7	$69.3

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the three months ended March 31, 2016 and 2015 (in millions):

	2016	2015
Purchase activity
Asarco LLC	$6.2	$7.7
Compania Perforadora Mexico S.A.P.I. de C.V and affiliates	—	0.3
Eolica El Retiro, S.A.P.I. de C.V.	0.5	3.9
Ferrocarril Mexicano S.A de C.V.	9.7	3.3
Grupo Mexico	8.6	3.4
MGE	56.7	37.8
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	8.4	10.6
Total purchases	$90.1	$67.0

Sales activity
Asarco LLC	$19.5	$35.9
Compania Perforadora Mexico S.A.P.I. de C.V and affiliates	0.1	0.1
Grupo Mexico	0.1	—
MGE	33.0	22.2
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	—	0.2
Total sales	$52.7	$58.4

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

The Company’s Mexican operations purchased scrap and other residual copper mineral from Asarco LLC, and power from MGE. Both companies are subsidiaries of Grupo Mexico.

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants. That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%. In the first quarter of 2012, Controladora de Infraestructura Energetica Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence of this change in control, MGE became an indirect subsidiary of Grupo Mexico. Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt. At December 31, 2012, the outstanding balance of $184.0 million was restructured as subordinated debt of MGE with an interest rate of 5.75%. MGE is repaying its debt to the Company using a percentage of its profits until such time as the debt is satisfied. At March 31, 2016 the remaining balance of the debt was $111.2 million and was recorded as non-current related party receivable on the condensed consolidated balance sheet. Related to this loan the Company recorded interest income of $1.6 million and $2.3 million in the first quarter of 2016 and 2015, respectively.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE completed construction of its first power plant in June 2013 and the second plant, in the second quarter of 2014. These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts. MGE has the authorization for the interconnection with the Mexican electrical system to start operations in the second plant. The first plant began supplying power to the Company in December 2013, and the second plant began to supply power in June 2015. MGE is supplying approximately 12% of its power output to third-party energy users.

On August 4, 2014, Mexico Generadora de Energia Eolica S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico; acquired Eolica El Retiro, S.A.P.I de C.V. Eolica El Retiro is a windfarm that has 37 wind turbines. This company started operations in January 2014 and started to sell power to IMMSA and other subsidiaries of Grupo Mexico in the third quarter of 2014. During the first quarter of 2016, approximately 12% of Eolica El Retiro’s power was sold to IMMSA, the rest of its power output to third-party energy users, including the Federal Electricity Commission (Comision Federal de Electricidad or the “CFE”).

The Company sold copper cathodes, rod and anodes, as well as sulfuric acid, silver, gold and lime to Asarco LLC. In addition, the Company received fees for building rental and maintenance services provided to Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates and to Perforadora Mexico S.A.P.I. de C.V., and for natural gas and services provided to MGE; all subsidiaries of Grupo Mexico.

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the three months ended March 31, 2016 and 2015 (in millions):

	2016		2015
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.2		$—
Mextransport	—		0.1
Operadora de Cinemas S.A. de C.V.	0.3		—
Total purchases	$0.5		$0.1

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$ (*	)	$—
Mextransport	—		0.1
Operadora de Cinemas S.A. de C.V.	(*	)	—
Total sales	$—		$0.1

(*) amount is lower than $0.1 million

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including transportation, real estate and entertainment. The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to the lease of office space, air transportation and entertainment.

The Company’s Mexican operations paid fees for entertainment services provided by Boutique Bowling de Mexico S.A de C.V. and Operadora de Cinemas S.A. de C.V. Both companies are controlled by the Larrea family.

MexTransport provides aviation services to the Company’s Mexican operations. This is a company controlled by the Larrea family.

Companies with relationships to SCC executive officers:

The following table summarizes the purchase activities with companies with relationships to SCC executive officers in the three months ended March 31, 2016 and 2015 (in millions):

	2016	2015
Purchase activity
Breaker	$0.4	$0.3
Higher Technology S.A.C.	0.2	0.3
Pigoba, S.A. de C.V.	0.1	—
Sempertrans and affiliates	—	0.2
Servicios y Fabricaciones Mecanicas S.A.C.	0.2	0.2
Total purchases	$0.9	$1.0

The Company purchased industrial materials from Higher Technology S.A.C and paid fees for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C. Mr. Carlos Gonzalez, son of SCC’s Chief Executive Officer, has a proprietary interest in these companies.

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

Post retirement defined benefit plans:

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

The components of net periodic benefit costs for the three months ended March 31, 2016 and 2015 are as follows (in millions):

	2016		2015
Service cost	$0.2		$0.2
Interest cost	0.2		0.2
Expected return on plan assets	(0.6)		(0.7)
Amortization of net actuarial loss	(*	)	(*	)
Amortization of net loss/(gain)	(*	)	(*	)
Net periodic benefit costs	$(0.2)		$(0.3)

(*) amount is lower than $0.1 million

Post-retirement Health care plans:

United States: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits”.

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

The components of net periodic benefit cost for the three months ended March 31, 2016 and 2015 are as follows (in millions):

	2016		2015
Interest cost	$0.2		$0.3
Amortization of net loss (gain)	(0.1)		(0.1)
Amortization of prior service cost (credit)	(*	)	(*	)
Net periodic benefit cost	$0.1		$0.2

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

Environmental capital investments in the three months ended March 31, 2016 and 2015 were as follows (in millions):

	2016	2015
Peruvian operations	$10.1	$17.4
Mexican operations	29.1	3.2
	$39.2	$20.6

Peruvian operations: The Company’s operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through the Ministry of Environment (“MINAM”) conducts annual audits of the Company’s Peruvian mining and metallurgical operations. Through these environmental audits, matters related to environmental obligation, compliance with legal requirements, atmospheric emissions, effluent monitoring and waste management are reviewed. The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations. Peruvian law requires that companies in the mining industry provide assurances for future mine closure and remediation. In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM. See Note 6 “Asset retirement obligation,” for further discussion of this matter. In accordance with the requirements of the law, in 2015 the Company submitted the closure plans for the Tia Maria project and for the Toquepala expansion. The process of review and approval of closure plans usually takes several months. In March 2016, MINEM approved the Mining Closure Plan for the Toquepala expansion project. The closure plan for the Tia Maria project is pending approval.

In 2008, the Peruvian government enacted environmental regulations establishing more stringent air quality standards (“AQS”) for daily sulfur dioxide (“SO2”) in the air for the Peruvian territory. These regulations, as amended in 2013, recognize distinct zones/areas, as atmospheric basins. MINAM has established three atmospheric basins that require further attention to comply with the air quality standards. The Ilo basin is one of these three areas and the Company’s smelter and refinery are part of the area. A supreme decree issued on April 8, 2014, indicates that mining companies should review their compliance with these regulations and develop a modification plan to reach compliance. The Company continues to work with an environmental technical study group, established by a MINAM resolution to identify activities, goals, deadlines, timetables and to develop an action plan in order to achieve compliance with AQS.

While the Company believes that a potential loss contingency may exist, it cannot currently estimate the amount of such contingency. The Company and other industries affected by this supreme decree believe that the lack of further regulations and direction from the government has delayed the full review and analysis of the necessary actions to establish compliance. Pending further government action, the Company will continue to work with its study group to analyze this issue. Furthermore, the Company does not believe it can estimate a reasonable range of possible costs until additional guidance is received from the government. Therefore, currently the Company is not able to disclose a range of costs that is meaningful.

In 2013, the Peruvian government enacted new soil environmental quality standards (“SQS”) applicable to any existing facility or project that generates or could generate risk of soil contamination in its area of operation or influence. In March 2014, MINAM issued a supreme decree which establishes additional provisions for the gradual implementation of SQS. Under this rule the Company had twelve months to identify contaminated sites in and around its facilities and present a report of identified contaminated sites. This report was submitted to MINEM in April 2015. After a review, MINEM should evaluate and issue a report to the Company which will allow it to continue to the next phase. Currently, the Company is awaiting an official response from MINEM. Once MINEM notifies the Company, it must prepare a characterization study to determine the depth, extent and physio-chemical composition of the contaminated areas and to define an appropriate remediation plan and the time-frame in which it will take place. In addition, the Company must submit for approval a Soil Decontamination Plan (SDP) within 24 months after being notified by the authority. This SDP shall include remediation actions, a schedule and compliance deadlines. Also, under this rule, if deemed necessary, the Company may request a one year extension for the decontamination plan, given sound justification.

Soil confirmation tests must be carried out after completion of decontamination actions (within the approved schedule) and results must be presented to authorities within 30 days after receiving such results. Non-compliance with this obligation or with decontamination goals will carry penalties, although no specific sanctions have been established yet. During compliance with this schedule, companies cannot be penalized for non-compliance with the SQS.

While the Company believes that there is a reasonable possibility that a potential loss contingency may exist, it cannot currently estimate the amount of the contingency. The Company believes that a reasonable determination of the loss will be possible once the characterization study and the SDP are substantially completed. Then the Company will be in a position to estimate the remediation cost. Further, the Company does not believe that it can estimate a reasonable range of possible costs until the noted studies have substantially progressed and therefore is not be able to disclose a range of costs that is meaningful.

Mexican operations: The Company’s operations are subject to applicable Mexican federal, state and municipal environmental laws, to Mexican official standards, and to regulations for the protection of the environment, including regulations relating to water supply, water quality, air quality, noise levels and hazardous and solid waste.

The principal legislation applicable to the Company’s Mexican operations is the Federal General Law of Ecological Balance and Environmental Protection (the “General Law”), which is enforced by the Federal Bureau of Environmental Protection (“PROFEPA”). PROFEPA monitors compliance with environmental legislation and enforces Mexican environmental laws, regulations and official standards. It may also initiate administrative proceedings against companies that violate environmental laws, which in the most extreme cases may result in the temporary or permanent closing of non-complying facilities, the revocation of operating licenses and/or other sanctions or fines. Also, according to the federal criminal code, PROFEPA must inform corresponding authorities regarding environmental non-compliance.

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

In 2013, the Environmental Liability Federal Law was enacted. The law establishes general guidelines for actions to be considered to likely cause environmental harm. If a possible determination regarding harm occurs, environmental clean-up and remedial actions sufficient to restore environment to a pre-existed condition should be taken. Under this law, if restoration is not possible, compensation measures should be provided. Criminal penalties and monetary fines can also be determined under the law ruling.

On August 6, 2014, an accidental spill of approximately 40,000 cubic meters of copper sulfate solution occurred at a leaching pond that was under construction ten kilometers away from the mine of Buenavista del Cobre, S.A. de C.V. (“BVC”) a subsidiary of the Company. The accident was caused by a rock collapse that affected the system’s pumping station and by a construction defect in the seal of a pipe in the leaching system containment dam, a part of the new SX-EW III plant. This solution reached the Bacanuchi River and the Sonora River. Immediate actions were taken in order to contain the spill, and to comply with all the legal requirements. On August 29, 2014, the Company hired contractors including environmental specialists and more than 1,200 of their own workers to clean the river.

In addition, the Company developed a service program for the residents of the Sonora River Region, including (i) water distribution provisions, and infrastructure development within the affected region, (ii) the expansion of the current Community Development program to communities further downstream that were affected and previously not within the scope of the Company´s program, (iii) attention to local farmers and producers in coordination with the Federal Ministry of Agriculture, Livestock, Rural Development, Fisheries, and Alimentations in order to revamp and promote the activities of local farmers and producers, (iv) the implementation of sustainable productive projects at each affected site, as well as (v) the establishment of service desks to attend specific cases.

The National Water Commission, the Federal Commission for the Protection of Sanitary Risk and PROFEPA initiated administrative proceedings regarding the spill to determine possible environmental and health damages. On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against BVC in order to determine those responsible for the environmental damages. The Company is vigorously defending itself against this complaint. As of March 31, 2016, the case remains in the procedural stages and is pending resolution.

On September 15, 2014, BVC executed an administrative agreement with PROFEPA, providing for the submission of a remediation action plan to the Mexican Ministry of Environment and Natural Resources (Secretaria de Medio Ambiente y Recursos Naturales “SEMARNAT”). The general remediation program submitted to SEMARNAT was approved on January 6, 2015. This program will be developed in five different zones all of which have obtained approval from SEMARNAT. The Company is complying with the remedial program, as appropriate.

The Company also created a trust with Nacional Financiera S.N.C., a Mexican development bank, acting as a Trustee to serve as a vehicle to support environmental remedial actions in connection with the spill, to comply with the remedial action plan and to compensate those persons adversely affected by the spill. The Company committed up to two billion Mexican pesos (approximately $150 million) of which approximately one billion Mexican pesos have already been contributed. A technical committee for the trust was created with representatives from the federal government, the Company and specialists assisted by a team of environmental experts to ensure the proper use of the funds. Along with the administrative agreement executed with PROFEPA, the trust serves as an alternative mechanism for dispute resolution to mitigate public and private litigation risks.

Regarding the administrative proceeding, conducted by PROFEPA, on March 2, 2015 a final ruling imposed a fine of $1.7 million.

During the last half of 2014 and the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensations, clean up and remedial activities in order to restore the existing environmental conditions before the alleged harm. Three of the collective action lawsuits have been dismissed by the court. The plaintiffs in these six lawsuits are: Acciones Colectivas de Sinaloa, A.C. which established two collective actions; Filiberto Navarro Soto et al (dismissed on July 14, 2015); Defensa Colectiva A.C. (dismissed on August 7, 2015); Ismael Navarro Babuca et al (dismissed on August 17, 2015); and Ana Luisa Salazar Medina et al. Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In the first quarter of 2016, one additional civil action lawsuit, claiming the same damages, was filed by Juan Melquicedec Lebaron.

During 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to the subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs who filed those lawsuits are: Francisca Garcia Enriquez, et al which established two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the first quarter of 2016, one additional constitutional lawsuit, claiming the same damages, was filed by Oscar Encinas Gamez et al. For a description of the collective actions in Mexico, the Company refers to the 2011 amendments to the CFPC described above. It is currently not possible to determine the extent of the damages sought in these state and federal lawsuits but the Company considers that these lawsuits are without merit. Accordingly, the Company and its subsidiaries are vigorously defending against these actions. Nevertheless, the Company reasonably considers that none of the legal proceedings resulting from the spill, individually or in the aggregate, would have a material effect on its financial position or results of operations.

As of March 31, 2016, BVC estimated total damages at $136.4 million, of which $41.1 million was paid with the Company’s funds, and approximately one billion Mexican pesos (approximately $74.9 million) was deposited in the trust. These funds have been available and have been used to compensate claims as they have arisen. This deposit was classified as restricted cash and was recorded as an operating expense in the Company’s results.

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

2)                   In addition, there are filed against SCC’s Branch the following lawsuits, involving approximately 800 plaintiffs, which seek the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends: (1) Armando Cornejo Flores and others v. SCC’s Peruvian Branch (filed May 10, 2006); (2) Alejandro Zapata Mamani and others v. SCC’s Peruvian Branch (filed June 27, 2008); (3) Edgardo Garcia Ataucuri, in representation of 216 of SCC’s Peruvian Branch former workers, v. SCC’s Peruvian Branch (filed May 2011); (4) Juan Guillermo Oporto Carpio v. SCC’s Peruvian Branch (filed August 2011); (5) Rene Mercado Caballero v. SCC’s Peruvian Branch (filed November 2011); (6) Enrique Salazar Alvarez and others v. SCC’s Peruvian Branch (filed December 2011; (7) Armando Cornejo Flores, in representation of 37 of SCC’s Peruvian Branch former workers v. SCC’s Peruvian Branch (filed March 2012), (8) Porfirio Ochochoque Mamani and others v. SCC’s Peruvian Branch (filed July 2012); (9) Alfonso Claudio Flores Jimenez and others v. SCC’s Peruvian Branch (filed July 2013); (10) Edgardo Garcia Ataucuri in representation of 104 of SCC´s Peruvian Branch former workers (filed March 2015); (11) Nicolas Aurelio Sueros Benavente v. SCC’s Peruvian Branch (filed May 2015) and (12) Victor Raul Marquez Cano v. SCC’s Peruvian Branch (filed June 2015). SCC’s Peruvian Branch has answered the complaints and denied the validity of the asserted claims.

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

Related to the “Virgen Maria” mining concessions, the Company is party to the following lawsuit:

•                  Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”): In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet. The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch. In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders’ meeting. Excomet was at the time owner of the “Virgen Maria” mining concession. In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations. On appeal by the plaintiffs, the superior court reversed the lower court’s decision and remanded it to the lower court for further proceedings. In August 2015, the lower court dismissed the case on the grounds that the plaintiffs had not proven the alleged unfairness of the negotiations. The plaintiffs appealed this resolution before the Superior Court. As of March 31, 2016, the case remains pending resolution.

The Company asserts that this lawsuit is without merit and is vigorously defending against it.

The Tia Maria Mining Project

There are two lawsuits filed against the Peruvian Branch of the Company related to the Tia Maria project.  In October 2015, Mr. Ernesto Mendoza Padilla filed a lawsuit against the Peruvian Branch of the Company and the Peruvian Ministry of Mines seeking the cancellation of the project and the withdrawal of mining activities by the Branch in the area.

In January 2016, Mr. Nicolas Belfiori Nicolini filed a lawsuit against the Peruvian Branch of the Company, the Peruvian Minister of Energy and Mines and the Mining Council seeking the nullity of official decisions which approved  the Environmental Impact Assessment for the Tia Maria Project.

The Company asserts that both lawsuits are without merit and is vigorously defending against them.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams also with proper governmental authorization, since 1995. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against the lawsuit. Upon a motion filed by the Peruvian Branch, the lower court has included the MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of March 31, 2016, the case remains pending resolution without further developments.

Carla Lacey and Barbara Siegfried, on behalf of themselves and all other similarly situated stockholders of Southern Copper Corporation, and derivatively on behalf of Southern Copper Corporation

A purported class action derivative lawsuit filed in the Delaware Court of Chancery was served on the Company and its Directors in February 2016 relating to the 2012 acquisition of 99.999% of MGE by Controladora de Infraestructura Energetica Mexico, S.A. de C.V., an indirect subsidiary of Grupo Mexico (the “CIEM Acquisition”), the Company’s entry into a power purchase agreement with MGE in 2012 (the “MGE Power Purchase Agreement”), and the 2012 restructuring of a loan from the Company’s Mexican Operations to MGE for the construction of two power plants to supply power to the Company’s Mexican operations (the “MGE Loan Restructuring”).  The action purports to be brought on behalf of the Company and its common stockholders.  The complaint alleges, among other things, that the CIEM Acquisition, the MGE Power Purchase Agreement and the MGE Loan Restructuring were the result of breaches of fiduciary duties and the Company’s charter.  The Company has filed an answer denying these allegations.

Labor matters:

Peruvian operations: Approximately 75% of the Company’s 4,557 Peruvian workers were unionized at March 31, 2016. Currently, there are five separate unions, one large union and four smaller unions. In 2015, two of the larger unions, which formerly represented the Ilo and Cuajone workers, and one of the smaller unions, which formerly represented some Toquepala workers, merged into one new large union. The other four smaller unions represent the balance of workers. In the first quarter of 2016, the Company signed three-year agreements with all five unions. These agreements include, among other things, annual salary increases of 5% for each of the three years.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) led by Napoleon Gomez Urrutia to other less politicized unions.

However, the workers of the San Martin and Taxco mines, are still under the National Mining Union and have been on strike since July 2007. On December 10, 2009, a federal court confirmed the legality of the San Martin strike. In order to recover the control of the San Martin mine and resume operations, the Company filed a court petition on January 27, 2011 requesting that the court, among other things, define the termination payment for each unionized worker. The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition. On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition. In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court. On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal. The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker. A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin. As of March 31, 2016, the case remains pending resolution without further developments.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers at the mine (including termination of the related collective bargaining agreement). On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. The mining union appealed the labor court ruling before a federal court. In September 2011, the federal court accepted the union’s appeal and remanded the case to the federal labor court for reconsideration. After several legal proceedings on January 25, 2013, the Company filed a new proceeding before the labor court. On June 16, 2014, the labor court denied the petition of the Company. The resolution issued by the labor court was challenged by the Company before a federal court. In August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. Considering this new decision of the Supreme Court, there could be grounds for a favorable decision to end the protracted strike at the Taxco Unit. As of March 31, 2016, the case remains pending resolution without further developments.

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

Other commitments:

Peruvian Operations

Tia Maria:

On August 1, 2014, the Company received the final approval of Tia Maria´s Environmental Impact Assessment (“EIA”). However, the issuance of the project´s construction permit has been delayed due to certain pressures from anti-mining groups. During the first quarter of 2016, the Company has continued working with community groups in order to resolve open issues concerning the project.

Tia Maria´s project budget is approximately $1.4 billion of which $361.9 million has been invested through March 31, 2016. When completed, it is expected to produce 120,000 tons of copper cathodes per year. This project will use state of the art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and consequently, no emissions into the atmosphere are released. The project will only use seawater, transporting this more than 25 kilometers to 1,000 meters above sea level, and includes a desalinization plant which will be constructed at a cost of $95 million. In this manner, the Company guarantees that the Tambo river water resources and the water resources from the wells of the areas will be used solely for farming and human consumption.

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

In connection with the Tia Maria project, in 2014 the Company offered to establish a S/ 100 million fund (approximately $30 million) for the benefit of social and infrastructure improvements in Tia Maria’s neighboring communities.

Toquepala Concentrator Expansion:

In April 2015, the construction permit for the Toquepala expansion project was approved by the MINEM. The project budget is $1.2 billion, of which $405.7 million has been expended through March 31, 2016. When completed, this expansion project is expected to increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum.

In connection with this project, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/ 445.0 million (approximately $134 million).

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

Mexican operations

Power purchase agreements

•                  MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 7 “Related party transactions”.

Corporate operations

Commitment for Capital projects

As of March 31, 2016, the Company has committed approximately $2,113 million for the development of its capital investment projects at its operations.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended March 31, 2016
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$741.9	$69.7	$433.5		$1,245.1
Intersegment sales		15.4		$(15.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	394.4	68.7	304.6	(40.9)	726.8
Selling, general and administrative	13.5	1.5	11.1	0.2	26.3
Depreciation, amortization and depletion	64.9	9.4	54.4	6.6	135.3
Exploration	1.6	1.8	3.4	3.7	10.5
Environmental remediation	—	—	—	—	—
Operating income	$267.5	$3.7	$60.0	$15.0	346.2
Less:
Interest, net					(72.8)
Other income (expense)					(0.5)
Income taxes					(92.3)
Equity earnings of affiliate					5.1
Non-controlling interest					(0.6)
Net income attributable to SCC					$185.1

Capital investment	$109.1	$6.8	$107.3	$0.1	$223.3
Property and mine development, net	$5,024.3	$460.1	$2,659.5	$256.6	$8,400.5
Total assets	$8,542.5	$788.7	$3,996.6	$(520.1)	$12,807.7

	Three Months Ended March 31, 2015
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$664.2	$90.3	$520.3	—	$1,274.8
Intersegment sales	—	18.9	—	$(18.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	296.9	89.7	303.1	(9.9)	679.8
Selling, general and administrative	9.4	1.9	10.3	3.3	24.9
Depreciation, amortization and depletion	54.1	7.7	53.0	2.2	117.0
Exploration	0.8	2.2	2.7	4.6	10.3
Environmental remediation	5.9	—	—	—	5.9
Operating income	$297.1	$7.7	$151.2	$(19.1)	436.9
Less:
Interest, net					(23.1)
Other income (expense)					(3.7)
Income taxes					(129.2)
Equity earnings of affiliate					2.8
Non-controlling interest					(1.3)
Net income attributable to SCC					$282.4

Capital investment	$187.6	$6.6	$53.2	$1.3	$248.7
Property and mine development, net	$4,502.6	$388.3	$2,506.7	$148.0	$7,545.6
Total assets	$7,569.8	$890.6	$3,514.2	$(884.5)	$11,090.1

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the three-month period ended March 31, 2016 and 2015 is as follows (in millions):

	2016	2015
Southern Copper common shares
Balance as of January 1,	$2,697.6	$1,693.5
Purchase of shares	53.7	370.1
Balance as of March 31,	2,751.3	2,063.6

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	211.3	207.2
Other activity, including dividend, interest and foreign currency transaction effect	3.7	(2.9)
Balance as of March 31,	215.0	204.3

Treasury stock balance as of March 31,	$2,966.3	$2,267.9

Southern Copper Common Shares:

At March 31, 2016 and 2015, there were in treasury 110,889,016 and 85,058,843 SCC’s common shares, respectively.

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

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost
From	To	Purchased	Share	Announced Plan	@ $27.71 (*)	($ in millions)
2008	2012	46,914,486	$18.72	46,914,486		$878.1
2013		10,245,000	27.47	57,159,486		281.4
2014		22,711,428	30.06	79,870,914		682.8
2015		36,689,052	27.38	116,559,966		1,004.4
2016
01/01/16	01/31/16	2,235,200	24.05	118,795,166		53.7
Total first quarter		2,235,200	24.05			53.7

Total purchased		118,795,166	$24.41		3,595,217	$2,900.4

(*) NYSE closing price of SCC common shares at March 31, 2016.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.8% as of March 31, 2016.

Parent Company common shares:

At March 31, 2016 and 2015 there were in treasury 118,278,037 and 94,325,311 of Grupo Mexico’s common shares, respectively.

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

This plan ended in January 2015.

The following table presents the activity of the Employee Stock Purchase Plan for the three months ended March 31, 2016 and 2015:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2016	109,241	$1.16
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding shares at March 31, 2016	109,241	$1.16

Outstanding shares at January 1, 2015	4,298,612	$1.16
Granted	—	—
Exercised	(3,660,945)	$1.16
Forfeited	—	—
Outstanding shares at March 31, 2015	637,667	$1.16

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

The stock based compensation expense for the first quarter 2016 and 2015 and the unrecognized compensation expense under this plan were as follows (in millions):

	2016	2015
Stock based compensation expense	$0.1	$0.1
Unrecognized compensation expense	$1.3	$2.0

The unrecognized compensation expense under this plan is expected to be recognized over the remaining two year and nine month period.

The following table presents the activity of this plan for the three months ended March 31, 2016 and 2015:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2016	2,227,582	$2.05
Granted	—	—
Exercised	(338,989)	2.05
Forfeited	—	—
Outstanding shares at March 31, 2016	1,888,593	$2.05

Outstanding shares at January 1, 2015	2,287,891	$2.05
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding shares at March 31, 2015	2,287,891	$2.05

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

The stock based compensation expense for the first quarter 2016 and 2015 and the unrecognized compensation expense under this plan were as follows (in millions):

	2016	2015
Stock based compensation expense	$0.2	—
Unrecognized compensation expense	$4.2	—

The following table presents the activity of this plan for the three months ended March 31, 2016 and 2015:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2016	2,652,386	$2.63
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding shares at March 31, 2016	2,652,386	$2.63

Outstanding shares at January 1, 2015	—	—
Granted	2,652,386	$2.63
Exercised	—	—
Forfeited	—	—
Outstanding shares at March 31, 2015	2,652,386	$2.63

Non-controlling interest:

The following table presents the non-controlling interest activity for the three months ended March 31, 2016 and 2015:

	2016	2015
Balance as of January 1,	$36.3	$32.1
Net earnings	0.6	1.3
Dividend paid	—	(0.2)
Balance as of March 31,	$36.9	$33.2

NOTE 12 — FINANCIAL INSTRUMENTS:

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of March 31, 2016 and December 31, 2015 (in millions):

	At March 31, 2016		At December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt	$5,952.1	$5,705.6	$5,951.5	$5,211.5

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of March 31, 2016 and December 31, 2015 (in millions):

	Fair Value at Measurement Date Using:
Description	Fair Value as of March 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$279.6	$279.6	$—	$—
- Available-for-sale debt securities:
Corporate bonds	0.1	—	0.1	—
Asset backed securities	—	—	—	—
Mortgage backed securities	2.9	—	2.9	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	309.3	309.3	—	—
Molybdenum	80.7	80.7	—	—
Total	$672.6	$669.6	$3.0	$—

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$600.2	$600.2	$—	$—
- Available-for-sale debt securities:
Corporate bonds	0.2	—	0.2	—
Asset backed securities	—	—	—	—
Mortgage backed securities	3.1	—	3.1	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	351.0	351.0	—	—
Molybdenum	62.4	62.4	—	—
Total	$1,016.9	$1,013.6	$3.3	$—

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

NOTE 13 — RESTRUCTURING PLAN:

In 2016, the Company initiated a restructuring plan with the overall goal to improve its sustainable earnings potential, asset utilization and operational performance. The plan implementation began in the first quarter of 2016. The plan focuses on achieving the appropriate administrative workforce size, skill requirements, changes in management structure and consolidating functions for efficiency, including staff location and/or relocation. The plan is being developed and managed by senior management of the Company’s majority shareholder, with assistance from an independent consulting group and is being implemented in stages as functional areas of the Company are reviewed.

The Company has recorded a provision related to this plan which is included in selling, general and administrative expenses. As part of the plan, 180 employees, located in Peru and Mexico, have accepted the severance package offered by the Company. As the restructuring plan is a work-in process the final cost is not yet known. The Company concluded that this or any additional provision necessary to complete the plan will not be material to the Company’s results.

NOTE 14 — SUBSEQUENT EVENTS:

Dividends:

On April 21, 2016, the Board of Directors authorized a dividend of $0.05 per share payable on May 24, 2016 to shareholders of record at the close of business on May 10, 2016.

Part I

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of Southern Copper Corporation and its subsidiaries (collectively, “SCC”, “the Company”, “our”, and “we”). This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2015.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, some of the following:

•                  Changes in copper, molybdenum, silver and zinc prices: In the first quarter of 2016, the average LME copper price was $2.12 per pound and the average COMEX copper price was $2.11 per pound, about 19.7% and 20.7% lower than in the first quarter of 2015, respectively. During the first quarter of 2016 per pound LME spot copper prices ranged from $1.96 to $2.31. Average molybdenum, silver and zinc prices in the first quarter of 2016 decreased 37.3%, 11.0% and 19.1%, respectively, when compared to the average prices in the first quarter of 2015.

•                  Sales structure: In the first quarter of 2016, approximately 80% of our revenue came from the sale of copper, 4% from molybdenum, 5% from silver, 4% from zinc and 7% from various other products, including gold, sulfuric acid and other materials.

•                  Copper: During the past quarter, we have seen some easing in the macroeconomic headwinds that have affected our market over the last four years. We want to emphasize the slight recovery of commodity prices as a result of the U.S. dollar depreciation. Also, the Chinese economy’s copper consumption has a more positive outlook now, improving the sentiment regarding the copper market balance.

China is the world’s major copper consumer with about 46% of world consumption. We believe China’s demand for copper is having reasonable support from the partial recovery of the housing market and the national grid investment program.

On the supply side, we have noted production cut announcements are currently over 800,000 tons. As these cuts materialize, they will offset the additional production coming from new operations such as Las Bambas and Toromocho, or expansions including, Cerro Verde and our own Buenavista project. In addition to these production cuts, we believe that supply will be affected in the coming quarters from delays in project startups, technical problems, labor unrest, excess government taxation and other difficulties.

Even though the current world’s economic growth outlook has been adjusted downward, we believe copper demand is consistently improving and there are no new project approvals. As a result, we anticipate market tightness for the future, giving us an optimistic view about long-term copper prices.

•                  Molybdenum: Represented 4.4% of our sales in the first quarter of 2016. In this quarter, we saw the molybdenum price affected by excess inventories consistent with our outlook for more supply coming from new operations (Buenavista, Sierra Gorda, Toromocho and Caserones) and a very weak demand.

We believe demand for molybdenum is being affected by lower demand for special alloys coming from the oil drilling industry.

Even though the current scenario for molybdenum prices is not positive, it is important to note that we have already had three quarters with market deficits in molybdenum. This has given support to its price at a level slightly higher than $5.00 dollars per pound.

Molybdenum is mainly used for the production of special alloys of stainless steel that require significant hardness, corrosion and heat resistance. A new use for this metal is in lubricants and sulfur filtering of heavy oils and shale gas production.

•                  Silver: Represented 4.9% of our sales in the first quarter of 2016 and it is currently our first by-product. We believe that silver prices will have support due to its industrial uses as well as its linkage to gold as a value shelter in times of economic uncertainty.

•                  Zinc: Represented 3.7% of our sales in the first quarter of 2016. We also believe that zinc has very good long term fundamentals due to its significant industrial consumption and expected mine production shutdowns. In the last 12 months, zinc inventories have consistently decreased, improving these market’s fundamentals. We are expecting an increasing price scenario for zinc in the next few years.

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

Additionally, we expect to produce 16.0 million ounces of silver, about 20.3% higher than the 2015 production of 13.3 million ounces due to higher IMMSA production. Regarding zinc production, for 2016 we expect to produce 86,900 tons of zinc from our mines, 40.5% higher than 2015’s production, mainly due the recovery of the Santa Eulalia mine, whose production was affected by a flood in 2015 and from higher Charcas mine production.

•            Cost: Our operating costs and expenses for the first quarter 2016 and 2015 were as follows:

			Variance
	2016	2015	Value	%
Operating costs and expenses ($ in millions)	$898.9	$837.9	$61.0	7.3%

The increase was mainly due to higher cost of sales at our Mexican operations, due principally to the increased volume of copper sales; and higher depreciation, amortization and depletion at our Mexican operations.

•            Capital Investments: In the first quarter 2016, we spent $223.3 million on capital investments, 10.2% lower than in the first quarter 2015, and represented 120.6% of net income. In 2016, we continue the development of our investment program to increase copper production capacity by 90% from our 2013 production level of 617,000 tons to 1.2 million tons.

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

Earnings: The table below highlights key financial and operational data of our Company for the three months ended March 31, 2016 and 2015 (in millions, except per share amounts):

	2016	2015	Variance	% Change
Net sales	$1,245.1	$1,274.8	$(29.7)	(2.3)%
Operating income	$346.2	$436.9	$(90.7)	(20.8)%
Net income attributable to SCC	$185.1	$282.4	$(97.3)	(34.5)%
Earnings per share	$0.24	$0.35	$(0.11)	(31.4)%
Dividends per share	$0.03	$0.10	$(0.07)	(70.0)%
Pounds of copper sold	469.3	371.8	97.5	26.2%

Net sales and net income in the first quarter 2016 were lower than in the first quarter of 2015 by $29.7 million and $97.3 million, respectively. These decreases were mainly the result of lower metal prices, partially offset by higher sales volume of copper (+26.2%) and silver (+25.0%).

Production: The table below highlights our mine production data for the three months ended March 31, 2016 and 2015:

	2016	2015	Variance	% Change
Copper (in million pounds)	488.7	391.6	97.1	24.8%
Molybdenum (in million pounds)	12.3	12.9	(0.6)	(4.9)%
Silver (in million ounces)	4.1	3.2	0.9	25.7%
Zinc (in million pounds)	39.7	33.5	6.2	18.6%

The table below highlights copper production data at each of our mines for the three months ended March 31, 2016 and 2015:

	2016	2015	Variance	% Change
COPPER (in million pounds)
Toquepala	79.4	81.8	(2.4)	(2.9)%
Cuajone	92.9	92.6	0.3	0.3%
La Caridad	72.9	71.2	1.7	2.4%
Buenavista	240.0	143.2	96.8	67.6%
IMMSA	3.5	2.8	0.7	25.0%
Total	488.7	391.6	97.1	24.8%

Mined Copper production in the first quarter of 2016 increased by 24.8% to 488.7 million pounds compared to 391.6 million pounds in the first quarter of 2015. This increase was principally due to:

•                  Higher production at the Buenavista mine due to the startup of the second concentrator, higher throughput at the first concentrator, and better concentrate grades and recoveries.

•                  Higher production at the IMMSA mines as prior year problems at the Charcas mine were resolved.

Molybdenum production decreased 4.9% in the first quarter of 2016 to 12.3 million pounds, compared to 12.9 million pounds in the first quarter of 2015. Molybdenum production decreased in our Peruvian operations at the Toquepala mine due to lower grades and recoveries. This was partially offset by higher production in our Mexican mines and at the Cuajone mine.

Silver mine production increased by 25.7% in the first quarter of 2016 principally as result of higher production at our Buenavista and IMMSA mines.

Zinc production increased 18.6% in the first quarter of 2016, due to higher production at our Charcas and Santa Eulalia mines as prior year problems at those mines were resolved.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 43. We disclose operating cash cost per pound of copper produced, both without and with the inclusion of by-product revenues.

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

Our operating cash cost per pound of copper produced, with and without by-product revenues, is presented in the table below for the three months ended March 31, 2016 and 2015.

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	2016	2015	Variance	% Change
Total operating cash cost without by-product revenues	$672.4	$632.0	$40.4	6.4%
Total by-products revenues	(203.3)	(259.0)	55.7	(21.5)%
Total operating cash cost with by-products revenues	469.1	373.0	96.1	25.8%

Total pounds of copper produced (2)	478.2	381.3	96.9	25.4%

Operating cash cost per pound without by-product revenues	$1.41	$1.66	$(0.25)	(15.1)%
By-products per pound revenues	$(0.43)	$(0.68)	$0.25	(36.8)%
Operating cash cost per pound with by-products revenues	$0.98	$0.98	$0.00	0.0%

(1) These are non-GAAP measures. Please see page 43 for reconciliation to GAAP measure.

(2) Net of metallurgical losses.

As seen in the table above, our cash cost without by-product revenues in the first quarter of 2016 was $0.25 lower than in the same period of 2015. This 15.1% improvement in operating cash cost was the result of lower cost per pound from production costs, as a result of the incremental low-cost higher production from the Buenavista projects, lower labor expenses, lower fuel costs and lower costs per pound from selling, general and administrative expenses, partially offset by higher capitalized ore stockpiles on leach pads included in cost of sales and treatment and refining charges and premium.

In addition, our per pound cash cost for the three months ended March 31, 2016 when calculated with by-product revenues was $0.98 per pound, the same as in the first quarter of 2015. The savings in our operating costs, noted above, were offset by the lower prices for our major by-products.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining nine months of 2016, assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Zinc	Molybdenum	Silver
Change in metal prices (per pound except silver — per ounce)	$0.10	$0.10	$1.00	$1.00
Change in net earnings (in millions)	$104.3	$13.1	$25.1	$9.2

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

Capital Investment Programs: We made capital investments of $223.3 million for the three months ended March 31, 2016, compared with $248.7 million in the same period of 2015. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

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

Projects in Mexico:

Buenavista Projects - Sonora: We continue developing our $3.5 billion investment program at this unit where we have already invested $3.0 billion. Excluding the Quebalix project and some infrastructure facilities, all the other facilities of this program are currently operating and we are expecting to increase production by 200,000 tons to produce 460,000 tons of copper in 2016 and 500,000 tons in 2017. We also expect to increase our molybdenum production by 42% to roughly 4,600 tons per year. The Buenavista program is being completed under budget.

The new copper-molybdenum concentrator has an annual production capacity of 188,000 tons of copper and 2,600 tons of molybdenum. The project will additionally produce 2.3 million ounces of silver and 21,000 ounces of gold per year. The new concentrator is completing its ramping-up phase with its six mills already in operation. In September 2015, we obtained the first copper concentrate lot and the plant is now running at 93% capacity. Due to the promising initial results, we expect to gradually increase production until the plant reaches full capacity by the second quarter of 2016. The total capital budget of the project is $1,383.6 million and through March 31, 2016, the project has a 99% progress with an investment of $1,189.4 million.

Regarding the mine equipment acquisition for the Buenavista expansion, through March 31, 2016, we have invested $510.9 million and have received sixty-one 400-ton capacity trucks, seven shovels and eight drills required for the mine expansion. All of these assets are currently in operation.

The crushing, conveying and spreading system for leachable ore project (Quebalix IV) will increase production by improving SX-EW copper recovery, reducing processing time and mining and hauling costs. The project has a crushing and conveying capacity of 80 million tons of ore per year and is expected to be completed by the second quarter of 2016. As of March 31, 2016, the project has a 94% progress with an investment of $226.0 million out of the approved capital budget of $340.0 million.

The remaining projects to complete the $3.5 billion budgeted program include investments in infrastructure, including power lines and substations, water supply, tailings dam, mine equipment shops, internal roads and others.

Projects in Peru:

Toquepala Projects - Tacna: The Toquepala expansion project includes a new-state-of-the-art concentrator which will increase annual production capacity by 100,000 tons of copper to 235,000 tons in 2018, and will also increase annual molybdenum production by 3,100 tons at an estimated capital cost of $1.2 billion. Through March 31, 2016, we have invested $405.7 million in the project. The project is expected to be completed by the first quarter of 2018.

To ensure energy supply for this expansion and our operations, we have reached a power purchase agreement at a very competitive cost. This agreement will allow us to ensure the necessary energy in terms of quantity, quality and cost with a third party that will assume the risks of operation and electricity generation, allowing us to concentrate in the mining operation which is our core business.

The project to improve the crushing process at Toquepala with the installation of a High Pressure Grinding Roll (HPGR) system, which will act as a quaternary crusher, has as its main objective, to ensure that the concentrator will operate at its maximum capacity of 60,000 tons per day, even with an increase of the ore material hardness index. Additionally, recoveries will be improved with a better ore crushing. The budget approved for this project is $40.0 million and as of March 31, 2016, we have invested $7.1 million in this project. We expect that it will be completed by the fourth quarter of 2017.

Cuajone Projects - Moquegua: The Heavy Mineral Management Optimizing Project consists of installing a primary crusher at the mine pit with a conveyor system for moving the ore to the concentrator. The project aims to optimize the hauling process by replacing rail haulage, thereby reducing operating and maintenance costs as well as the environmental impact of the Cuajone mine. The crusher will have a processing capacity of 43.8 million tons per year. The main components including the crusher and the overland belt have been acquired and we have started the preparation of the land and civil works. As of March 31, 2016, we have invested $85.0 million in this project out of the approved capital budget of $165.5 million. The project is expected to be completed by the first quarter of 2017.

The project to replace tailing thickeners at the concentrator will replace two of the three existing thickeners with a new hi-rate thickener. The purpose is to streamline the concentrator flotation process and improve water recovery efficiency, increasing the tailings solids content from 54% to 61%, thereby reducing fresh water consumption by replacing it with recovered water. As of March 31, 2016, we finalized the commercial negotiations and started the engineering and procurement process. We have invested $1.4 million in this project out of the approved capital budget of $30 million, and we expect it to be completed by the first quarter of 2017.

Tia Maria project: While we have received approval of Tia Maria´s EIA, the issuance of the project´s construction permit has been delayed by the Peruvian authorities due to certain pressures from anti-mining groups. During the first quarter of 2016, we have continued our work with community groups in order to resolve open issues concerning the project.

Tia Maria, when completed, will represent an investment of approximately $1.4 billion to produce 120,000 tons of copper cathodes per year. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry due to their technical process and consequently, no emissions into the atmosphere are released. The project will only use seawater, transporting it more than 25 kilometers to 1,000 meters above sea level, and includes a desalinization plant, which will be constructed at a cost of $95 million. In this manner, we guarantee that the Tambo river water resources and the water resources from the wells of the areas will be used solely for farming and human consumption, as it has been done until today.

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

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We are developing the engineering and procurement to improve and increase the dam’s embankment with a new cyclone battery station that will allow us to place more slurry at the dams. The project has a total budgeted cost of $116.0 million, which includes a recent increase approved by our BOD. We have invested $53.4 million through March 31, 2016 and expect the project to be completed by the second quarter of 2018.

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

El Arco: This is a world class copper deposit located in the central part of the Baja California peninsula, with ore reserves over 1.5 billion tons with an ore grade of 0.416% and 0.14 grams of gold per ton. In 2010, we concluded the feasibility study and an investment of $56.4 million was approved for land acquisition required for the project. This project, when developed, is expected to produce 190,000 tons of copper and 105,000 ounces of gold annually. Through March 31, 2016 we have invested $41.3 million on studies, exploration and land acquisition for the project. In 2016, we are continuing to invest in land acquisition and exploration. In addition, we will begin an engineering study to determine the best way to optimize the investment in the project.

El Pilar: This is a fully permitted, low capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 259 million tons of ore with an average copper grade of 0.30%. El Pilar will operate as a conventional open-pit mine and copper cathodes will be produced using the highly cost efficient and environmentally friendly SX-EW technology. Average annual production is currently estimated at 35,000 tons of copper cathodes over an initial 13-year mine life, with start of commercial operations forecasted by 2018. On a preliminary basis, we estimate a development investment of approximately $300 million and an average life-of-mine cash-costs of approximately $1.60 per pound. In 2015, we commenced a confirmatory exploration program together with a detailed engineering analysis to obtain synergies with our existing operations.

Angangueo: With an estimated investment of $174.7 million, Angangueo will include a concentrator plant with an estimated average annual production of 10,400 tons of copper and 7,000 tons of zinc in the first seven years. Over the life of the mine, average annual concentrate production is expected to contain 2.4 million ounces of silver and 1,500 ounces of gold. Through March 31, 2016, we have invested $27.3 million on the project. The project is on hold awaiting approval of the environmental permits.

The above information is based on estimates only. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We make our best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves, revenue recognition, ore stockpiles on leach pads and related amortization, estimated impairment of assets, asset retirement obligations, valuation allowances for deferred tax assets, unrecognized tax benefits and fair value of financial instruments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following highlights key financial results for the three months ended March 31, 2016 and 2015 (in millions):

	2016	2015	Variance	% Change
Net sales	$1,245.1	$1,274.8	$(29.7)	(2.3)%
Operating costs and expenses	(898.9)	(837.9)	(61.0)	(7.3)%
Operating income	346.2	436.9	(90.7)	(20.8)%
Non-operating income (expense)	(73.3)	(26.8)	(46.5)	(173.5)%
Income before income taxes	272.9	410.1	(137.2)	(33.5)%
Income taxes	(92.3)	(129.2)	36.9	(28.6)%
Equity earnings of affiliate	5.1	2.8	2.3	82.1%
Net income attributable to non-controlling interest	(0.6)	(1.3)	0.7	(53.8)%
Net income attributable to SCC	$185.1	$282.4	$(97.3)	(34.5)%

NET SALES

Net sales for the first quarter 2016 were $1,245.1 million, compared to $1,274.8 million in the first quarter 2015, a decrease of $29.7 million. This 2.3% decrease was principally the result of lower metal prices as shown below, partially offset by higher sales volume of copper and our main by-products. The increased volume was largely due to the increase of production from the Buenavista expansion.

The table below outlines the average published market metals prices for our metals for the three months ended March 31, 2016 and 2015:

	2016	2015	% Change
Copper price ($ per pound — LME)	$2.12	$2.64	(19.7)%
Copper price ($ per pound — COMEX)	$2.11	$2.66	(20.7)%
Molybdenum price ($ per pound) (1)	$5.27	$8.41	(37.3)%
Zinc price ($ per pound — LME)	$0.76	$0.94	(19.1)%
Silver price ($ per ounce —COMEX)	$14.87	$16.70	(11.0)%

(1)     Platt’s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three months ended March 31, 2016 and 2015:

	2016	2015
Sales as a percentage of total net sales
Copper	80.1%	77.0%
Molybdenum	4.4%	7.1%
Silver	4.9%	4.4%
Zinc	3.7%	4.6%
Other by-products	6.9%	6.9%
Total	100.0%	100.0%

The table below provides our copper sales by type of product for the three months ended March 31, 2016 and 2015:

	2016	2015	Variance	% Change
Copper Sales (million pounds)
Refined (including SX-EW)	306.5	290.4	16.1	5.5%
Rod	80.2	76.6	3.6	4.7%
Concentrates and other	82.6	4.8	77.8	1,620.8%
Total	469.3	371.8	97.5	26.2%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three months ended March 31, 2016 and 2015:

	2016	2015
Copper Sales by product type
Refined (including SX-EW)	65.3%	78.1%
Rod	17.1%	20.6%
Concentrates and other	17.6%	1.3%
Total	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended March 31,
	2016	2015
Power	18.7%	17.8%
Fuel	11.3%	14.3%
Labor	13.4%	14.7%
Operating material	21.1%	17.7%
Maintenance	18.1%	19.3%
Other	17.4%	16.2%
Total	100.0%	100.0%

Operating costs and expenses were $898.9 million in the first quarter of 2016 compared to $837.9 million in the first quarter of 2015. The increase of $61.0 million was primarily due to:

Operating cost and expenses for the first quarter 2015	$837.9
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher copper sales volume (+26.2%), higher cost of metals purchased from third parties, partially offset by lower inventory consumption, lower workers’ participation and lower fuel costs.	47.0
• Higher depreciation, amortization and depletion mainly as a result of our expansion and maintenance capital investments.	18.3
• Higher selling, general and administrative expenses	1.4
• Higher exploration expense.	0.2
Less:
• Lower environmental remediation expense at Buenavista.	(5.9)
Operating cost and expenses for the first quarter 2016	$898.9

NON-OPERATING INCOME (EXPENSES)

Non-operating income and expense were a net expense of $73.3 million in the first quarter of 2016 compared to a net expense of $26.8 million in the first quarter of 2015. The higher expense of $46.5 million was primarily due to:

•                  $ 25.4 million of higher interest expense due to increased debt levels.

•                  $ 23.7 million of lower capitalized interest, as significant capital projects at Buenavista were transferred to operations.

•                  $ 0.6 million of lower interest income; partially offset by,

•                  $ 3.2 million of lower other miscellaneous expenses, net.

INCOME TAXES

	Three months ended March 31,
	2016	2015
Provision for income taxes (in millions)	$92.3	$129.2
Effective income tax rate	33.8%	31.5%

These provisions include income taxes for Peru, Mexico and the United States. In addition, a Mexican royalty tax, a portion of the Peruvian royalty tax and the Peruvian special mining tax are included in the income tax provision. The increase in the effective tax rate for the first quarter of 2016 from the same period in the prior year is primarily due to an increase of forecasted dividends from Mexico, which caused an increase of approximately 1%. The remaining increase in the rate is due to lower permanent differences, including depletion, in comparison to the first quarter of 2015. For further information, please see Note 4 “Income taxes”.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three months ended March 31, 2016 and 2015:

	2016	2015	Variance	% Change
Copper Sales (million pounds)
Peruvian operations	177.5	167.6	9.9	5.9%
Mexican open-pit	291.8	204.2	87.6	42.9%
Mexican IMMSA unit	4.6	4.0	0.6	15.0%
Other and intersegment elimination	(4.6)	(4.0)	(0.6)	(15.0)%
Total	469.3	371.8	97.5	26.2%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three months ended March 31, 2016 and 2015:

	2016	2015	Variance	% Change
By-product Sales (in million pounds, except silver — in million ounces)
Peruvian operations
Molybdenum contained in concentrates	6.1	6.9	(0.8)	(11.6)%
Silver	0.8	0.7	0.1	14.3%

Mexican open-pit
Molybdenum contained in concentrates	6.2	6.0	0.2	3.3%
Silver	2.6	2.0	0.6	30.0%

Mexican IMMSA unit
Zinc — refined and in concentrate	55.7	58.9	(3.2)	(5.4)%
Silver	1.2	1.1	0.1	9.1%

Other and intersegment elimination
Silver	(0.5)	(0.5)	—	—

Total by-product sales
Molybdenum contained in concentrates	12.3	12.9	(0.6)	(4.7)%
Zinc — refined and in concentrate	55.7	58.9	(3.2)	(5.4)%
Silver	4.1	3.3	0.8	24.2%

Sales value per segment (in millions):

	Three Months Ended March 31, 2016
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$614.8	$6.2	$382.7	$(6.2)	$997.5
Molybdenum	28.6	—	26.7	—	55.3
Zinc	—	45.6	—	—	45.6
Silver	39.1	16.3	12.0	(6.4)	61.0
Other	59.4	17.0	12.1	(2.8)	85.7
Total	$741.9	$85.1	$433.5	$(15.4)	$1,245.1

	Three Months Ended March 31, 2015
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$538.9	$8.9	$442.2	$(8.9)	$981.1
Molybdenum	43.1	—	47.2	—	90.3
Zinc	—	58.6	—	—	58.6
Silver	32.7	18.7	11.4	(7.0)	55.8
Other	49.5	23.0	19.5	(3.0)	89.0
Total	$664.2	$109.2	$520.3	$(18.9)	$1,274.8

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended March 31,
	2016	2015
United States	$244.6	$208.2
Mexico	341.1	474.4
Europe	221.2	179.1
Japan	91.5	107.3
Singapore	132.0	43.2
Other Asian countries	59.5	41.9
Brazil	43.7	83.5
Chile	20.3	32.1
Peru	69.2	84.4
Other countries	22.0	20.7
Total	$1,245.1	$1,274.8

Peruvian Operations:

	First Quarter		Variance
(in millions)	2016	2015	Value	%
Net sales	$433.5	$520.3	$(86.8)	(16.7)%
Operating costs and expenses	(373.5)	(369.1)	$(4.4)	(1.2)%
Operating income	$60.0	$151.2	$(91.2)	(60.3)%

Net Sales in the first quarter of 2016 were $433.5 million compared to $520.3 million in the first quarter of 2015. The decrease in net sales was mainly due to lower metal prices partially offset by higher sales volume. The increase in sales volume in the first quarter of 2016 was mainly due to an increase in the sale of copper concentrates purchased from third parties.

Operating costs and expenses in the first quarter of 2016 increased by $4.4 million to $373.5 million from $369.1 million in the first quarter of 2015, primarily due to:

Operating cost and expenses for the first quarter 2015	$369.1
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher metals purchased from third parties, higher inventory consumption and higher foreign currency transaction effect; partially offset by lower fuel and power costs.	1.5
• Higher selling, general and administrative expenses.	0.8
• Higher depreciation, amortization and depletion due to the acquisition of mine equipment and other assets.	1.4
• Higher exploration expenses.	0.7
Operating cost and expenses for the first quarter 2016	$373.5

Mexican Open-pit Operations:

	First Quarter		Variance
(in millions)	2016	2015	Value	%
Net sales	$741.9	$664.2	$77.7	11.7%
Operating costs and expenses	(474.4)	(367.1)	(107.3)	(29.2)%
Operating income	$267.5	$297.1	$(29.6)	(10.0)%

Net Sales in the first quarter of 2016 were $741.9 million, compared to $664.2 million in the first quarter of 2015. The increase of $77.7 million was principally due to higher copper, molybdenum and silver sales volume, due to the completion of the Buenavista projects; partially offset by lower metal prices.

Operating costs and expenses in the first quarter of 2016 increased by $107.3 million to $474.4 million from $367.1 million in the same 2015 period, primarily due to:

Operating cost and expenses for the first quarter 2015	$367.1
Plus
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher copper sales volume (+42.9%) from our new Buenavista concentrator production, higher production costs, higher metals purchased from third parties and higher sales expenses; partially offset by lower inventory consumption and lower foreign currency transaction effect.	97.5
• Higher depreciation, amortization and depletion due to our expansion and maintenance capital investments.	10.8
• Higher selling, administrative and general expenses.	4.1
• Higher exploration expenses.	0.8
Less:
• Lower environmental remediation expense at Buenavista.	(5.9)
Operating cost and expenses for the first quarter 2016	$474.4

Mexican Underground Operations (IMMSA):

	First Quarter		Variance
(in millions)	2016	2015	Value	%
Net sales	$85.1	$109.2	$(24.1)	(22.1)%
Operating costs and expenses	(81.4)	(101.5)	20.1	19.8%
Operating income	$3.7	$7.7	$(4.0)	(51.9)%

Net Sales in the first quarter of 2016 were $85.1 million, compared to $109.2 million in the first quarter of 2015. This decrease of $24.1 million was primarily due to the lower metal prices, and lower zinc sales volume, partially offset by higher copper and silver sales volume.

Operating costs and expenses in the first quarter of 2016 decreased by $20.1 million to $81.4 million from $101.5 million in the first quarter of 2015, primarily due to:

Operating cost and expenses for the first quarter 2015	$101.5
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower metals purchased from third parties, lower production costs and lower inventory consumption; partially offset by higher foreign currency transaction effect and workers’ participation.	(21.0)
• Lower selling, general and administrative expenses.	(0.4)
• Lower exploration expenses.	(0.4)
Plus:
• Higher depreciation, amortization and depletion.	1.7
Operating cost and expenses for the first quarter 2016	$81.4

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the first quarter 2016 and 2015 (in millions):

	2016	2015	Variance
Net cash provided by operating activities	$64.1	$224.4	$(160.3)
Net cash provided by investing activities	$98.3	$6.0	$92.3
Net cash used in financing activities	$(76.9)	$(400.8)	$323.9

Net cash provided by operating activities:

The change in net cash from operating activities for the first quarter of 2016 and 2015 include (in millions):

	2016	2015	Variance	% Change
Net income	$185.7	$283.7	$(98.0)	(34.5)%
Depreciation, amortization and depletion	135.3	117.0	18.3	15.6%
Provision (benefit) for deferred income taxes	(22.0)	(24.7)	2.7	(10.9)%
Other adjustments to net income	4.0	(12.2)	16.2	(132.8)%
Change in operating assets and liabilities	(238.9)	(139.4)	(99.5)	71.4%
Net cash provided by operating activities	$64.1	$224.4	$(160.3)	(71.4)%

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts and changes in operating assets and liabilities.

First quarter 2016: Net income was $185.7 million, approximately 289.7% of the net operating cash flow. An increase in operating assets and liabilities reduced operating cash flow by $238.9 million and included:

•                  $(71.8) million increase in accounts receivable.

•                  $(91.8) million increase in inventory, which included $(45.6) million of higher non-current leaching inventory and $(46.2) million of higher inventories and supplies for our operations.

•                  $19.9 million increase in accounts payable and accrued liabilities, which included $15.1 million of higher accounts payable, $(29.7) million lower income tax accrual, $(25.5) million of workers’ participation payments, $49.3 million interest accrual and $10.7 million of other liabilities.

•                  $(95.2) million decrease in other operating assets and liabilities, which included principally $(28.4) million of higher prepaid taxes, $(16.4) million of higher current payments in advance and $(27.3) million of higher non-current deferred assets.

First quarter 2015: Net income was $283.7 million, approximately 126.4% of the net operating cash flow. An increase in operating assets and liabilities reduced operating cash flow by $139.4 million and included:

•                  $39.1 million decrease in accounts receivable.

•                  $(54.7) million increase in inventory, mainly resulting from $(54.0) million of higher non-current leaching inventory, mainly at our Buenavista mine.

•                  $(153.1) million decrease in accounts payable and accrued liabilities, which included $(78.8) million of lower accounts payable mainly at our Mexican operations which includes lower capital investment, $(50.4) million lower income tax accrual, $(36.0) million of workers’ participation payments, and $12.1 million less of other liabilities.

Net cash used for investing activities:

First quarter 2016: Net cash used for investing activities included $223.3 million for capital investments. The capital investments included:

•                  $116.0 million of investments at our Mexican operations:

•                  $27.6 million for the new Buenavista concentrator,

•                  $17.7 million for new projects infrastructure,

•                  $8.3 million for the new tailing disposal deposit at the Buenavista mine,

•                  $26.0 million for the Quebalix IV project,

•                  $13.9 million for the solutions system improvements of Tinajas,

•                  $6.8 million at our IMMSA unit, and

•                  $15.7 million for various other replacement expenditures.

•                  $107.3 million of investments at our Peruvian operations:

•                  $73.8 million for the Toquepala tailing thickeners project,

•                  $14.6 million for the Toquepala concentrator expansion project,

•                  $6.1 million for the Heavy Mineral Management Optimizing Project in Cuajone,

•                  $1.7 million for the High Pressure Grinding Roll (HPGR) system in Toquepala, and

•                  $11.1 million for various other replacement expenditures.

The first quarter 2016 investment activities include $320.8 million of net proceeds from short-term investments.

First quarter 2015: Net cash used for investing activities included $248.7 million for capital investments. The capital investments included:

•                  $195.5 million of investments at our Mexican operations:

•                  $53.4 million for the new Buenavista concentrator

•                  $  3.7 million for the SX-EW III project,

•                  $18.4 million for new projects infrastructure,

•                  $23.9 million for the new tailing disposal deposit at the Buenavista mine

•                  $10.3 million for the Quebalix IV project,

•                  $ 6.6 million at our IMMSA unit, and

•                  $79.2 million for various other replacement expenditures.

•                  $53.2 million of investments at our Peruvian operations:

•                  $  2.6 million for the Toquepala projects,

•                  $12.8 million for the Heavy Mineral Management Optimizing Project in Cuajone,

•                  $  0.3 million for the Cuajone projects, and

•                  $37.5 million for various other replacement expenditures.

The first quarter 2015 investment activities include $254.7 million of net proceeds from short-term investments.

Net cash used for financing activities:

Net cash used for financing activities in the first quarter of 2016 was $76.9 million, compared to $400.8 million in the first quarter of 2015. The first quarter of 2016 included a dividend distribution of $23.2 million, compared to a distribution of $80.5 million in the same period of 2015. It also included a repurchase of 2.2 million of our common shares at a cost of $53.7 million, compared to a repurchase of 13.1 million of our common shares at a cost of $370.1 million in the same period of 2015.

Dividends:

On March 1, 2016, we paid a dividend of $0.03 per share totaling $23.2 million. On April 21, 2016, our Board of Directors authorized a quarterly dividend of $0.05 per share, expected to total $38.7 million, to be paid on May 24, 2016 to SCC shareholders of record at the close of business on May 10, 2016.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the first quarter of 2016. Please see item 7 in Part II of our 2015 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 32) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$726.8	$1.52	$679.8	$1.78
Add:	—
Selling, general and administrative	26.3	0.05	24.9	0.07
Sales premiums, net of treatment and refining charges	0.1	—	(16.2)	(0.04)
Less:	—
Workers’ participation	(30.6)	(0.06)	(34.0)	(0.09)
Cost of metal purchased from third parties	(99.9)	(0.21)	(50.9)	(0.13)
Other cost of sales, net	(15.7)	(0.03)	(3.6)	(0.01)
Inventory change	65.4	0.14	33.0	0.08
Operating Cash Cost Without by-products revenues	$672.4	$1.41	$633.0	$1.66

Add:
By-product revenues (1)	(182.2)	(0.38)	(248.2)	(0.65)
Net revenue on sale of metal purchased from third parties	(21.1)	(0.05)	(10.8)	(0.03)
Total by-product revenues	(203.3)	(0.43)	(259.0)	(0.68)

Operating cash cost, with by-product revenues	$469.1	$0.98	$374.0	$0.98

Total pounds of copper produced (in millions)	478.2		381.3

(1)               By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	$ million	$ per pound	$ million	$ per pound
Molybdenum	$(55.3)	$(0.12)	$(90.4)	$(0.24)
Silver	(48.4)	(0.10)	(48.8)	(0.13)
Zinc	(35.4)	(0.07)	(46.3)	(0.12)
Sulfuric Acid	(21.3)	(0.05)	(33.6)	(0.09)
Gold and others	(21.8)	(0.04)	(29.1)	(0.07)
Total	$(182.2)	$(0.38)	$(248.2)	$(0.65)

IMPACT OF NEW ACCOUNTING STANDARDS

During the first quarter of 2016, the FASB issued, among others, the following four new accounting updates to the Codification.

ASU 2016-01: On January 5, 2016, the FASB issued ASU 2016-01 “Financial Instruments — Overall” (Subtopic 825-10). This Update requires entities to measure equity investments at fair value with changes in fair value recognized through net income. It also requires an entity to recognize changes in its own credit risk in other comprehensive income when applying the fair value option for financial instruments. In addition, the impairment assessment for equity investments without readily determinable fair values is simplified by requiring a qualitative analysis.

The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is generally not permitted. We do not expect this guidance to have a material impact on our financial statements.

ASU 2016-02: On February 25, 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842). This Update significantly modifies the accounting model of leases for lessees; as it requires them to recognize assets and liabilities in the balance sheet for virtually all leases. However, the classification of leases as finance leases or operating leases is maintained for lessees. In addition, for leases with a term of 12 months or less, a lessee can elect by class of underlying asset not to record assets and liabilities on the balance sheet, and recognize lease expense on a straight-line basis over the lease term.

The lessor accounting model for leases remains mostly unchanged from previous guidance, except for specific profit recognition requirements which were modified in order to align them to the new revenue recognition standard issued by the FASB, and the lease classification criteria, to ensure consistency with those for a lessee.

The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted. We do not expect this guidance to have a material impact on our financial statements.

ASU 2016-07: On March 15, 2016, the FASB issued ASU 2016-07 “Investments — Equity Method and Joint Ventures” (Topic 323). The objective is to simplify the transition in the adoption of the equity method of accounting for investments. This update eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. In consequence, the equity method will be adopted as of the date the investment becomes qualified for equity method accounting.

The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and early adoption is permitted. We do not expect this guidance to have a material impact on our financial statements.

ASU 2016-08: On March 17, 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers: Principal versus Agent considerations” (Topic 606). The objective is to clarify the implementation guidance on principal versus agent considerations. This Update states that a principal controls a good or service before transferring it to the customer, and that the Company determines whether it is a principal or an agent for each distinct good or service to be offered to the customer.

The amendments in this Update affect the guidance of ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606), which is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. We do not expect this guidance to have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended March 31, 2016.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three months ended March 31, 2016 and 2015:

	2016	2015
Peru:
Peruvian inflation rate	1.14%	1.2%

Initial exchange rate	3.413	2.989
Closing exchange rate	3.328	3.097
Appreciation/(devaluation)	2.49%	(3.6)%

Mexico:
Mexican inflation rate	1.0%	0.5%

Initial exchange rate	17.207	14.718
Closing exchange rate	17.402	15.154
Appreciation/(devaluation)	(1.13)%	(3.0)%

Change in monetary position:

Assuming an exchange rate variance of 10% at March 31, 2016 we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect on net earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. sol	$(3.8)
Devaluation of 10% in U.S. dollar vs. sol	$1.8
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(1.6)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$1.9

Open sales risk:

Our provisional copper and molybdenum sales contain an embedded derivative that is required to be separate from the host contract for accounting purposes. The host contract is the receivable from the sale of copper and molybdenum concentrates at prevailing market prices at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to settlement. See Note 5 to our condensed consolidated financial statements for further information about these provisional sales.

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended March 31, 2016.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2016, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2016, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.              Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.              Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the first quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of March 31, 2016, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southern Copper Corporation and subsidiaries as of December 31, 2015, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

C.P.C. Miguel Angel Andrade Leven

Mexico City, Mexico

May 2, 2016

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

There have been no material changes to our risk factors during the three months ended March 31, 2016. For additional information on risk factors, refer to “Risk Factors”  included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

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

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost
From	To	Purchased	Share	Announced Plan	@ $27.71 (*)	($ in millions)
2008	2012	46,914,486	$18.72	46,914,486		$878.1
2013		10,245,000	27.47	57,159,486		281.4
2014		22,711,428	30.06	79,870,914		682.8
2015		36,689,052	27.38	116,559,966		1,004.4
2016
01/01/16	01/31/16	2,235,200	24.05	118,795,166		53.7
Total first quarter		2,235,200	24.05			53.7
					3,595,217
Total purchased		118,795,166	$24.41			$2,900.4

(*) NYSE closing price of SCC common shares at March 31, 2016.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.8% as of March 31, 2016.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2016 and 2015; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iii) the Condensed Consolidated Balance Sheet at March 31, 2016 and December 31, 2015; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

May 2, 2016

/s/ Raul Jacob
Raul Jacob
Vice President, Finance and Chief Financial Officer

May 2, 2016

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2016 and 2015; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iii) the Condensed Consolidated Balance Sheet at March 31, 2016 and December 31, 2015; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.