Form 10-Q
period 2016-06-30
SOUTHERN COPPER CORP/
filed 2016-08-01
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

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

As of July 25, 2016 there were outstanding 773,719,070 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.
Part I. Financial Information:

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2016 and 2015	3

	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015	4

	Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	5

	Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and 2015	6

	Notes to Condensed Consolidated Financial Statements	7-29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-48

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	49-50

Item 4.	Controls and procedures	51

	Report of Independent Registered Public Accounting Firm	52

Part II. Other Information:

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	53

Item 4.	Mine Safety Disclosures	53

Item 6.	Exhibits	54-55

	Signatures	56

	List of Exhibits	57-59

Exhibit 15	Independent Accountants’ Awareness Letter	60

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	61

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	62

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	63

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	64

Exhibit 101

Financial statements for the three and six months ended June 30, 2016 Formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

		Submitted electronically with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net sales (including sales to related parties, see Note 7)	$1,335.1	$1,382.9	$2,580.1	$2,657.7
Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	751.6	706.9	1,478.5	1,386.7
Selling, general and administrative	23.6	25.0	49.9	49.8
Depreciation, amortization and depletion	164.5	125.3	299.8	242.3
Exploration	10.3	12.1	20.7	22.4
Environmental remediation	—	10.5	—	16.5
Total operating costs and expenses	950.0	879.8	1,848.9	1,717.7

Operating income	385.1	503.1	731.2	940.0

Interest expense	(89.2)	(86.9)	(179.4)	(151.7)
Capitalized interest	17.2	33.1	32.4	72.0
Other income (expense)	5.8	(1.5)	5.4	(5.4)
Interest income	2.0	2.6	4.2	5.5
Income before income taxes	320.9	450.4	593.8	860.4

Income taxes (see Note 4):	102.0	157.0	194.2	286.2
Net income before equity earnings of affiliate	218.9	293.4	399.6	574.2
Equity earnings of affiliate, net of income tax	3.6	2.6	8.7	5.5

Net income	222.5	296.0	408.3	579.7

Less: Net income attributable to the non-controlling interest	0.6	1.3	1.3	2.5

Net income attributable to SCC	$221.9	$294.7	$407.0	$577.2

Per common share amounts attributable to SCC:
Net earnings - basic and diluted	$0.29	$0.37	$0.53	$0.72
Dividends paid	$0.05	$0.10	$0.08	$0.20

Weighted average common shares outstanding - basic and diluted	773.7	798.2	773.8	801.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income and comprehensive income	$222.5	$296.0	$408.3	$579.7
Comprehensive income attributable to the non-controlling interest	0.6	1.3	1.3	2.5
Comprehensive income attributable to SCC	$221.9	$294.7	$407.0	$577.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)

	June 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$452.5	$274.5
Restricted cash	3.9	4.3
Short-term investments	98.2	603.5
Accounts receivable trade	477.1	448.6
Accounts receivable other (including related parties 2016 - $28.3 and 2015 - $15.8)	86.8	102.6
Inventories	979.4	857.2
Prepaid taxes	215.6	165.8
Other current assets	38.7	27.7
Total current assets	2,352.2	2,484.2

Property and mine development, net	8,498.4	8,262.8
Ore stockpiles on leach pads	776.4	752.3
Intangible assets, net	154.7	155.1
Related parties receivable	74.8	111.2
Deferred income tax	693.0	614.2
Equity method investment	78.4	76.1
Other assets	159.5	137.3
Total assets	$12,787.4	$12,593.2

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2016 -$75.2 and 2015 - $69.3)	$559.6	$646.6
Accrued income taxes	55.7	39.2
Accrued workers’ participation	62.9	124.9
Accrued interest	84.8	87.1
Other accrued liabilities	35.7	22.4
Total current liabilities	798.7	920.2

Long-term debt	5,952.9	5,951.5
Deferred income taxes	204.6	196.0
Other liabilities and reserves	35.2	35.4
Asset retirement obligation	203.4	190.9
Total non-current liabilities	6,396.1	6,373.8

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock	8.8	8.8
Additional paid-in capital	3,355.0	3,349.8
Retained earnings	5,157.1	4,812.1
Accumulated other comprehensive income	1.1	1.1
Treasury stock, at cost, common shares	(2,967.0)	(2,908.9)
Total Southern Copper Corporation stockholders’ equity	5,555.0	5,262.9
Non-controlling interest	37.6	36.3
Total equity	5,592.6	5,299.2

Total liabilities and equity	$12,787.4	$12,593.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

OPERATING ACTIVITIES
Net income	$222.5	$296.0	$408.3	$579.7
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, amortization and depletion	164.5	125.3	299.8	242.3
Equity earnings of affiliate, net of dividends received	(0.5)	(1.7)	(2.2)	(2.1)
Gain on foreign currency transaction effect	(7.1)	(8.3)	(8.1)	(19.2)
Benefit for deferred income taxes	(31.9)	(40.2)	(53.8)	(64.9)
Other, net	7.1	(1.0)	13.8	(1.8)

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	43.3	20.1	(28.5)	59.1
(Increase) decrease in inventories	(54.4)	(53.3)	(146.3)	(108.0)
(Decrease) increase in accounts payable and accrued liabilities	(119.5)	39.7	(99.5)	(113.4)
Decrease (increase) in other operating assets and liabilities	40.6	(45.8)	(54.7)	(16.5)
Net cash provided by operating activities	264.6	330.8	328.8	555.2

INVESTING ACTIVITIES
Capital investments	(341.6)	(281.0)	(564.9)	(529.8)
Proceeds from sale (purchase) of short-term investments, net	184.5	(489.6)	505.3	(234.8)
Loan repaid by related parties	36.4	—	36.4	—
Sale of property	0.4	3.0	1.2	3.0
Net cash used in investing activities	(120.3)	(767.6)	(22.0)	(761.6)

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	1,995.8	—	2,045.8
Repayments of debt	—	(66.0)	—	(66.0)
Payments of debt issuance costs	—	(9.7)	—	(9.7)
Cash dividends paid to common stockholders	(38.7)	(79.8)	(61.9)	(160.3)
Distributions to non-controlling interest	—	(0.2)	—	(0.4)
Repurchase of common shares	—	(44.5)	(53.7)	(414.6)
Other	0.3	0.3	0.3	0.3
Net cash (used in) provided by financing activities	(38.4)	1,795.9	(115.3)	1,395.1

Effect of exchange rate changes on cash and cash equivalents	(29.4)	21.1	(13.5)	19.6

Increase in cash and cash equivalents	76.5	1,380.2	178.0	1,208.3

Cash and cash equivalents, at beginning of period	376.0	192.1	274.5	364.0
Cash and cash equivalents, at end of period	$452.5	$1,572.3	$452.5	$1,572.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At June 30, 2016, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.8% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company’s Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2016 and the results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year. The December 31, 2015 balance sheet data was derived from audited financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2015 and notes included in the Company’s 2015 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At June 30, 2016	At December 31, 2015
Trading securities	$95.4	$600.2
Weighted average interest rate	1.41%	0.71%

Available-for-sale	$2.8	$3.3
Weighted average interest rate	0.89%	0.72%
Total	$98.2	$603.5

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and at June 30, 2016 and December 31, 2015, included corporate bonds and asset and mortgage backed obligations. As of June 30, 2016 and December 31, 2015, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statements of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statements of earnings.

The following table summarizes the activity of these investments by category ($ in millions):

	Three months ended				Six months ended
	June 30,				June 30,
	2016		2015		2016		2015
Trading securities:
Interest earned	$0.3		$0.2		$0.7		$0.5
Unrealized gain (loss) at the end of the period	$0.4		$(0.2)		$0.4		$(0.2)

Available-for-sale:
Interest earned	(*	)	(*	)	(*	)	(*	)
Investment redeemed	$0.2		$0.4		$0.5		$0.6

(*) Less than $0.1 million

NOTE 3 - INVENTORIES:

Inventories were as follows ($ in millions):

	At June 30, 2016	At December 31, 2015
Inventory, current:
Metals at average cost:
Finished goods	$145.1	$104.1
Work-in-process	176.2	188.6
Ore stockpiles on leach pads	300.0	243.2
Supplies at average cost	358.1	321.3
Total current inventory	$979.4	$857.2

Inventory, non-current:
Ore stockpiles on leach pads	$776.4	$752.3

During the six months ended June 30, 2016 and 2015 total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $238.5 million and $232.4 million, respectively. Leaching inventories recognized in cost of sales amounted to $157.5 million and $114.0 million for the six months ended June 30, 2016 and 2015, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first six months of 2016 and 2015 consisted of ($ in millions):

	2016	2015
Statutory income tax provision	$175.5	$249.8
Peruvian royalty	—	2.9
Mexican royalty	13.7	22.3
Peruvian special mining tax	5.0	11.2
Total income tax provision	$194.2	$286.2

Effective income tax rate	32.7%	33.3%

These provisions include income taxes for Peru, Mexico and the United States. In addition, a Mexican royalty tax, a portion of the Peruvian royalty tax and the Peruvian special mining tax are included in the income tax provision.

Peruvian royalty tax: The mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $8.1 million and $13.7 million of royalty charge in the first six months of 2016 and 2015, respectively, of which $2.9 million was included in income taxes in 2015; no amounts were included in income tax in the first six months of 2016.

Peruvian special mining tax: This tax is based on operating income at rates ranging from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached. The Company has accrued $5.0 million and $11.2 million of special mining tax as part of the income tax provision for the first six months of 2016 and 2015, respectively.

Peruvian income tax rate: In 2014, the Peruvian government enacted tax law changes to both the income tax and dividend tax rates that became effective on January 1, 2015. The new rates are as follows:

Year	Income Tax Rate	Dividend Tax Rate
2015- 2016	28%	6.8%
2017- 2018	27%	8.0%
2019 and later	26%	9.3%

Mexican mining royalty: In December 2013, the Mexican government enacted a law which, among other things, established a mining royalty charge of 7.5% on earnings before taxes as defined by Mexican tax regulations and an additional royalty charge of 0.5% over gross income from sales of gold, silver and platinum. The Company has accrued $13.7 million and $22.3 million of royalty taxes as part of the income tax provision for the first six months of 2016 and 2015, respectively.

Accounting for uncertainty in income taxes: In the second quarter and first six months of 2016, there were no changes in the Company’s uncertain tax positions.

NOTE 5 — PROVISIONALLY PRICED SALES:

At June 30, 2016, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the June 30, 2016 market price per pound.  These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2016:

	Sales volume (million lbs.)	Priced at (per pound)	Month of settlement
Copper	182.6	$2.19	From July 2016 to September 2016
Molybdenum	15.5	$7.13	From July 2016 to September 2016

The provisional sales price adjustment included in accounts receivable and net sales at June, 30, 2016 includes positive adjustments of $5.8 million and $14.5 million for copper and molybdenum, respectively.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 6 - ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation. The accepted value of the Lima office building, for this purpose, is $27.8 million. Through June 2016, the Company has provided guarantees of $21.7 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units.

In 2010, the Company announced to the Mexican federal environmental authorities its closure plans for the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation with a budget of $66.2 million, of which the Company has spent $65.4 million through June 30, 2016. Plant demolition and construction of a confinement area at the south of the property were completed in 2012. During 2016, the Company continues with soil remediation which is expected to be completed by the end of 2016 along with the construction of a second confinement area. The Company expects that once the site is remediated, a decision will be made on whether sell or develop the property.

The overall cost recognized for mining closure in Mexico includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities.

The following table summarizes the asset retirement obligation activity for the six months ended June 30, 2016 and 2015 ($ in millions):

	2016	2015
Balance as of January 1	$190.9	$116.1
Changes in estimates	—	—
Payments	(1.4)	(8.2)
Accretion expense	13.9	5.2
Balance as of June 30	$203.4	$113.1

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

Receivable and payable balances with related parties are shown below ($ in millions):

	At June 30, 2016	At December 31, 2015
Related parties receivable current:
Asarco LLC	$6.1	$—
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	1.2	0.7
Ferrocarril Mexicano S.A. de C.V.	—	0.2
Grupo Mexico	4.7	0.6
Mexico Generadora de Energia S. de R.L. (“MGE”)	14.9	13.9
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	1.2	0.3
Operadora de Generadoras de Energia Mexico S.A. de C.V.	0.1	0.1
Operadora de Cinemas S.A. de C.V.	0.1	—
	$28.3	$15.8

Related parties receivable non-current:
MGE	$74.8	$111.2

Related parties payable:
Asarco LLC	$34.5	$20.6
Eolica El Retiro, S.A.P.I. de C.V.	0.2	0.1
Ferrocarril Mexicano S.A. de C.V.	0.1	—
Grupo Mexico	0.8	12.0
MGE	30.8	23.0
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	7.5	11.8
Boutique Bowling de Mexico S.A. de C.V.	—	0.2
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	0.5	0.5
Operadora de Cinemas S.A. de C.V.	0.3	0.2
Breaker S.A. de C.V. and affiliates (“Breaker”)	0.3	0.3
Higher Technology S.A.C.	0.2	—
Sempertrans and affiliates	—	0.6
	$75.2	$69.3

Purchase and sale activities:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the six months ended June 30, 2016 and 2015 ($ in millions):

	2016	2015
Purchase activity
Asarco LLC	$14.8	$14.7
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	—	0.3
Eolica El Retiro, S.A.P.I. de C.V.	1.0	4.8
Ferrocarril Mexicano S.A de C.V.	21.0	8.2
Grupo Mexico	6.9	6.9
MGE	108.7	62.9
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	42.8	18.6
Total purchases	$195.2	$116.4

Sales activity
Asarco LLC	$34.6	$71.1
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.4	0.2
Grupo Mexico	0.3	—
MGE	50.1	39.0
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.3	0.4
Total sales	$85.7	$110.7

Grupo Mexico, the parent and the majority indirect stockholder of the Company, and its affiliates provides various services to the Company. These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services. The Company pays Grupo Mexico for these services and expects to continue requiring such services in the future.

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

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants. That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%. In the first quarter of 2012, Controladora de Infraestructura Energetica Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence of this change in control, MGE became an indirect subsidiary of Grupo Mexico. Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt. At December 31, 2012, the outstanding balance of $184.0 million was restructured as subordinated debt of MGE with an interest rate of 5.75%. MGE is repaying its debt to the Company using a percentage of its profits and will continue until such time as the debt is satisfied. In the second quarter of 2016, MGE paid the Company $36.4 million reducing the debt balance to $74.8 million at June 30, 2016. This balance is recorded as a non-current related party receivable on the condensed consolidated balance sheet. Related to this loan, the Company recorded interest income of $3.1 million and $4.7 million in the first six months of 2016 and 2015, respectively.

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

On August 4, 2014, Mexico Generadora de Energia Eolica S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, which is located in Oaxaca, Mexico, acquired Eolica El Retiro, S.A.P.I de C.V. (“Eolica el Retiro”). Eolica el Retiro is a windfarm with 37 wind turbines. In 2014, Eolica el Retiro started to sell power to IMMSA, one of our Mexican subsidiaries groups. During the first six months of 2016, approximately 11% of Eolica El Retiro’s power was sold to IMMSA, the rest of its power output was sold to third-party energy users, including the Federal Electricity Commission.

The Company sold copper cathodes, rod and anodes, as well as sulfuric acid, silver, gold and lime to Asarco. In addition, the

Company received fees for building rentals and maintenance services provided to Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates and to Perforadora Mexico S.A.P.I de C.V., and for natural gas and services provided to MGE, all subsidiaries of Grupo Mexico.

Companies with relationships to the controlling group:

The following tables summarize the purchase and sales activities with other Larrea family companies in the six months ended June 30, 2016 and 2015 ($ in millions):

	2016	2015
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.2	$—
Mextransport	1.0	0.1
Operadora de Cinemas S.A. de C.V.	0.3	—
Total purchases	$1.5	$0.1

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$—
Mextransport	0.2	0.1
Operadora de Cinemas S.A. de C.V.	—	—
Total sales	$0.3	$0.1

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

Companies with relationships to SCC executive officers:

The following table summarizes the purchase activities with companies with relationships to SCC executive officers in the six months ended June 30, 2016 and 2015 ($ in millions):

	2016	2015
Breaker	$0.4	$0.5
Higher Technology S.A.C.	0.6	0.8
Pigoba S.A. de C.V.	0.1	—
Sempertrans and affiliates	—	0.3
Servicios y Fabricaciones Mecanicas S.A.C.	0.2	0.4
Total purchases	$1.3	$2.0

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

The components of the net periodic benefit costs for the six months ended June 30, 2016 and 2015 are as follows ($ in millions):

	2016	2015
Service cost	$0.4	$0.5
Interest cost	0.5	0.5
Expected return on plan assets	(1.3)	(1.6)
Amortization of prior service cost (credit)	0.1	(0.2)
Amortization of net loss	0.1	0.2
Net periodic benefit costs	$(0.2)	$(0.6)

Post-retirement Health care plans:

United States: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits”.

Mexico: Through 2007, the Buenavista unit provided health care services free of charge to employees and retired unionized employees and their families through its hospital at the Buenavista unit. In 2011, the Company signed an agreement with the Secretary of Health of the State of Sonora to provide these services to its retired workers and their families. The new workers of Buenavista del Cobre will receive health services from the Mexican Institute of Social Security as is the case for all Mexican workers.

The components of the net periodic benefit cost for the six months ended June 30, 2016 and 2015 are as follows ($ in millions):

	2016		2015
Interest cost	$0.3		$0.6
Amortization of net loss (gain)	(0.2)		(0.1)
Amortization of prior service cost (credit)	(*	)	(*	)
Net periodic benefit cost	$0.1		$0.5

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

Environmental capital investments in the six months ended June 30, 2016 and 2015 were as follows ($ in millions):

	2016	2015
Peruvian operations	$36.2	$38.0
Mexican operations	69.5	6.9
	$105.7	$44.9

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

In 2013, the Peruvian government enacted new soil environmental quality standards (“SQS”) applicable to any existing facility or project that generates or could generate risk of soil contamination in its area of operation or influence. In March 2014, MINAM issued a supreme decree which establishes additional provisions for the gradual implementation of SQS. Under this rule the Company had twelve months to identify contaminated sites in and around its facilities and present a report of identified contaminated sites. This report was submitted to MINEM in April 2015. After a review, MINEM should evaluate and issue a report to the Company which will allow it to continue to the next phase. Currently, the Company is awaiting an official response from MINEM. Once MINEM notifies the Company, it must prepare a characterization study to determine the depth, extent and physio-chemical composition of the contaminated areas and to define an appropriate remediation plan and the time-frame in which it will take place. In addition, the Company must submit for approval a Soil Decontamination Plan (SDP) within 24 months after being notified by the authority. This SDP shall include remediation actions, a schedule and compliance deadlines. Also under this rule, if deemed necessary and given reasonable justification, the Company may request a one year extension for the decontamination plan.

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

While the Company believes that there is a reasonable possibility that a potential loss contingency may exist, it cannot currently estimate the amount of the contingency. The Company believes that a reasonable determination of the loss will be possible once the characterization study and the SDP are substantially completed. At that time the Company will be in a position to estimate the remediation cost. Further, the Company does not believe that it can estimate a reasonable range of possible costs until the noted studies have substantially progressed and therefore is not be able to disclose a range of costs that is meaningful.

Mexican operations: The Company’s operations are subject to applicable Mexican federal, state and municipal environmental laws, to Mexican official standards, and to regulations for the protection of the environment, including regulations relating to water supply, water quality, air quality, noise levels and hazardous and solid waste.

The principal legislation applicable to the Company’s Mexican operations is the Federal General Law of Ecological Balance and Environmental Protection (the “General Law”), which is enforced by the Federal Bureau of Environmental Protection

(“PROFEPA”). PROFEPA monitors compliance with environmental legislation and enforces Mexican environmental laws, regulations and official standards. It may also initiate administrative proceedings against companies that violate environmental laws, which in the most extreme cases may result in the temporary or permanent shutdown of non-complying facilities, the revocation of operating licenses and/or other sanctions or fines.

In 2011, the General Law was amended, giving an individual or entity the ability to contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment as long as it can be argued that the harm may be caused. In addition, in 2011, amendments to the Civil Federal Procedures Code (“CFPC”) were enacted. These amendments establish three categories of collective actions by means of which 30 or more people claiming injury derived from environmental, consumer protection, financial services and economic competition issues will be considered to be sufficient in order to have a legitimate interest to seek through a civil procedure restitution or economic compensation or suspension of the activities from which the alleged injury derived. The amendments to the CFPC may result in more litigation, with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

In 2013, the Environmental Liability Federal Law was enacted. The law establishes general guidelines for actions to be considered to likely cause environmental harm. If a possible determination regarding harm occurs, environmental clean-up and remedial actions sufficient to restore environment to a pre-existing condition should be taken. Under this law, if restoration is not possible, compensation measures should be provided. Criminal penalties and monetary fines can be assessed under this law.

On August 6, 2014, an accidental spill of approximately 40,000 cubic meters of copper sulfate solution occurred at a leaching pond that was under construction ten kilometers from the mine of Buenavista del Cobre, S.A. de C.V. (“BVC”) a subsidiary of the Company. The accident was caused by a rock collapse that affected the system’s pumping station and by a construction defect in the seal of a pipe in the leaching system containment dam, a part of the new SX-EW III plant. This solution reached the Bacanuchi River and the Sonora River. Immediate actions were taken in order to contain the spill, and to comply with all the legal requirements. In August 2014, the Company hired contractors including environmental specialists and more than 1,200 of its own workers to clean the river.

In addition, the Company developed a service program to assist the residents of the Sonora River region, which included (i) water distribution provisions, and infrastructure development within the affected region, (ii) the expansion of the current Community Development program to communities further downstream that were affected and previously not within the scope of the Company´s program, (iii) meetings with local farmers and producers in coordination with the Federal Ministry of Agriculture, Livestock, Rural Development, Fisheries, and Nutrition in order to revamp and promote the activities of local farmers and producers, (iv) the implementation of sustainable productive projects at each affected site, as well as (v) the establishment of service desks to address specific complaints and concerns of the community.

The National Water Commission, the Federal Commission for the Protection of Sanitary Risk and PROFEPA initiated administrative proceedings regarding the spill to determine possible environmental and health damages. On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against BVC in order to determine those responsible for the environmental damages. The Company is vigorously defending itself against this complaint. As of June 30, 2016, the case remains in the procedural stages and is pending resolution.

On September 15, 2014, BVC executed an administrative agreement with PROFEPA, providing for the submission of a remediation action plan to the Mexican Ministry of Environment and Natural Resources (Secretaria de Medio Ambiente y Recursos Naturales “SEMARNAT”). The general remediation program submitted to SEMARNAT was approved on January 6, 2015. This program is being developed in five different zones all of which have obtained approval from SEMARNAT. The Company is complying with the remedial program.

The Company also created a trust with Nacional Financiera S.N.C., a Mexican development bank, acting as a Trustee to support environmental remedial actions in connection with the spill, to comply with the remedial action plan and to compensate those persons adversely affected by the spill. The Company committed up to two billion Mexican pesos (approximately $150 million) of which approximately one billion Mexican pesos have already been contributed. A technical committee for the trust was created with representatives from the federal government, the Company and specialists assisted by a team of environmental experts to ensure the proper use of the funds. Along with the administrative agreement executed with PROFEPA, the trust serves as an alternative mechanism for dispute resolution to mitigate public and private litigation risks.

As a result of the administrative proceeding, conducted by PROFEPA, on March 2, 2015 a final ruling imposed a fine of $1.7 million.

During the last half of 2014 and the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. The plaintiffs in these six lawsuits are: Acciones Colectivas de Sinaloa, A.C. which established two collective actions; Filiberto Navarro Soto et al (dismissed on July 14, 2015); Defensa Colectiva A.C. (dismissed on August 7, 2015); Ismael Navarro Babuca et al (dismissed on August 17, 2015); and Ana Luisa Salazar Medina et al. Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In the first quarter of 2016, one additional civil action lawsuit, claiming the same damages, was filed by Juan Melquicedec Lebaron

During 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to the subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of those lawsuits are: Francisca Garcia Enriquez, et al which established two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the first quarter of 2016, another constitutional lawsuit, claiming the same damages, was filed by Oscar Encinas Gamez et al. For a description of the collective actions in Mexico, please see to the 2011 amendments to the CFPC described above. It is currently not possible to determine the extent of the damages sought in these state and federal lawsuits but the Company considers that these lawsuits are without merit. Accordingly, the Company is vigorously defending against these actions. Nevertheless, the Company considers that none of the legal proceedings resulting from the spill, individually or in the aggregate, would have a material effect on its financial position or results of operations.

As of June 30, 2016, BVC estimated total damages at $136.4 million, of which $41.1 million was paid with the Company’s funds, and approximately one billion Mexican pesos (approximately $74.9 million) was deposited in the trust. These funds have been available and have been used to compensate claims as they have arisen. This deposit was classified as restricted cash and was recorded as an operating expense in the Company’s results.

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

Related to the “Virgen Maria” mining concessions, the Company is party to the following lawsuit:

•                  Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”): In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet. The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch. In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders’ meeting. Excomet was at the time owner of the “Virgen Maria” mining concession. In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations. On appeal by the plaintiffs, the superior court reversed the lower court’s decision and remanded it to the lower court for further proceedings. In August 2015, the lower court dismissed the case on the grounds that the plaintiffs had not proven the alleged unfairness of the negotiations. The plaintiffs appealed this resolution before the Superior Court. As of June 30, 2016, the case remains pending resolution.

The Company asserts that this lawsuit is without merit and is vigorously defending against it.

The Tia Maria Mining Project

There are four lawsuits filed against the Peruvian Branch of the Company related to the Tia Maria project.

In June 2015, a lawsuit was filed against the Company´s Peruvian Branch and the Mining Council of MINEM by Mr. Jorge Isaac del Carpio Lazo, which seeks to declare null and void the Resolution which approved the Environmental Impact Assessment of the project.

In October 2015, a lawsuit was filed against the Company´s Peruvian Branch and MINEM by Mr. Ernesto Mendoza Padilla seeking the cancellation of the project and the withdrawal of mining activities by the Branch in the area.

In January 2016, a lawsuit was filed against the Company´s Peruvian Branch and MINEM by Mr. Nicolas Belfiori Nicolini seeking to declare null and void the Beneficiation Concession application of the Tia Maria project.

In March 2016, a lawsuit was filed against the Company´s Peruvian Branch and MINEM by Mr. Juan Alberto Guillen Lopez seeking to declare null and void the Resolution which approved the Environmental Impact Assessment for the project.

The Company asserts that these lawsuits are without merit and is vigorously defending against them.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams also with proper governmental authorization, since 1995. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against the lawsuit. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of June 30, 2016, the case remains pending resolution without further developments.

Carla Lacey and Barbara Siegfried, on behalf of themselves and all other similarly situated stockholders of Southern Copper Corporation, and derivatively on behalf of Southern Copper Corporation

A purported class action derivative lawsuit filed in the Delaware Court of Chancery was served on the Company and its Directors in February 2016 relating to the 2012 capitalization of 99.999% of MGE by Controladora de Infraestructura Energetica Mexico, S.A. de C.V., an indirect subsidiary of Grupo Mexico (the “CIEM Capitalization”), the Company’s entry into a power purchase agreement with MGE in 2012 (the “MGE Power Purchase Agreement”), and the 2012 restructuring of a loan from the Company’s Mexican Operations to MGE for the construction of two power plants to supply power to the Company’s Mexican operations (the “MGE Loan Restructuring”). The action purports to be brought on behalf of the Company and its common stockholders. The complaint alleges, among other things, that the CIEM Capitalization, the MGE Power Purchase Agreement and the MGE Loan Restructuring were the result of breaches of fiduciary duties and the Company’s charter. The Company has filed a response denying these allegations.

Labor matters:

Peruvian operations: Approximately 75% of the Company’s 4,560 Peruvian workers were unionized at June 30, 2016. Currently, there are five separate unions, one large union and four smaller unions. In the first quarter of 2016, the Company signed three-year agreements with all five unions. These agreements include, among other things, annual salary increases of 5% for each of the three years.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) led by Napoleon Gomez Urrutia to other less politicized unions.

However, the workers of the San Martin and Taxco mines, are still under the National Mining Union and have been on strike since July 2007. On December 10, 2009, a federal court confirmed the legality of the San Martin strike. In order to recover the control of the San Martin mine and resume operations, the Company filed a court petition on January 27, 2011 requesting that the court, among other things, define the termination payment for each unionized worker. The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition. On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition. In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court. On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal. The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker. A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin. As of June 30, 2016, the case remains pending resolution without further developments.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers at the mine (including termination of the related collective bargaining agreement). On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. The mining union appealed the labor court ruling before a federal court. In September 2011, the federal court accepted the union’s appeal and remanded the case to the federal labor court for reconsideration. After several legal proceedings on January 25, 2013, the Company filed a new proceeding before the labor court. On June 16, 2014, the labor court denied the petition of the Company. The resolution issued by the labor court was challenged by the Company before a federal court. In August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. Considering this new decision of the Supreme Court, there could be grounds for a favorable decision to end the protracted strike at the Taxco Unit. As of June 30, 2016, the case remains pending resolution without further developments.

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

Other commitments:

Peruvian Operations

Tia Maria:

On August 1, 2014, the Company received the final approval of Tia Maria´s Environmental Impact Assessment (“EIA”). However, the issuance of the project´s construction permit has been delayed due to pressures from anti-mining groups. During the first half of 2016, the Company has continued working with community groups in order to resolve open issues concerning the project.

Tia Maria´s project budget is approximately $1.4 billion of which $362.5 million has been invested through June 30, 2016. When completed, it is expected to produce 120,000 tons of copper cathodes per year. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and consequently, no emissions into the atmosphere are released. The project will only use seawater, transporting this more than 25 kilometers to 1,000 meters above sea level, and includes a desalinization plant which will be constructed at a cost of $95 million. In this manner, the Company guarantees that the Tambo river water resources and the water resources from the wells of the areas will be used solely for farming and human consumption.

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

Toquepala Concentrator Expansion:

In April 2015, the construction permit for the Toquepala expansion project was approved by the MINEM. The project budget is $1.2 billion, of which $431.1 million has been expended through June 30, 2016. When completed, this expansion project is expected to increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum.

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

•                  Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company signed a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa will supply energy for the Peruvian operations related to the Toquepala Expansion and other minor projects for ten years starting on May 1, 2017 and ending after ten years of commercial operation of the Toquepala Expansion or on April 30, 2029; whichever happens first.

Mexican operations

Power purchase agreements

•                  MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 7 “Related party transactions”.

Corporate operations

Commitment for Capital projects

As of June 30, 2016, the Company has committed approximately $2,302.3 million for the development of its capital investment projects at its operations.

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

Financial information relating to Southern Copper’s segments is as follows ($ in millions):

	Three Months Ended June 30, 2016
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$815.9	$82.7	$436.5		$1,335.1
Intersegment sales		19.4		$(19.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	431.8	73.3	311.6	(65.1)	751.6
Selling, general and administrative	12.7	1.8	8.6	0.5	23.6
Depreciation, amortization and depletion	107.6	14.4	53.9	(11.4)	164.5
Exploration	1.4	1.3	4.2	3.4	10.3
Operating income	$262.4	$11.3	$58.2	$53.2	385.1
Less:
Interest, net					(70.0)
Other income (expense)					5.8
Income taxes					(102.0)
Equity earnings of affiliate					3.6
Non-controlling interest					(0.6)
Net income attributable to SCC					$221.9

Capital investment	$157.8	$10.7	$173.1	$—	$341.6
Property and mine development, net	$5,068.5	$455.9	$2,720.9	$253.1	$8,498.4
Total assets	$8,640.2	$790.4	$4,080.7	$(723.9)	$12,787.4

	Three Months Ended June 30, 2015
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$733.6	$87.0	$562.3	—	$1,382.9
Intersegment sales	—	15.5	—	$(15.5)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	299.6	77.5	339.6	(9.8)	706.9
Selling, general and administrative	11.6	1.5	10.0	1.9	25.0
Depreciation, amortization and depletion	60.4	7.9	57.4	(0.4)	125.3
Exploration	1.0	2.9	3.6	4.6	12.1
Environmental remediation	10.5	—	—	—	10.5
Operating income	$350.5	$12.7	$151.7	$(11.8)	503.1
Less:
Interest, net					(51.2)
Other income (expense)					(1.5)
Income taxes					(157.0)
Equity earnings of affiliate					2.6
Non-controlling interest					(1.3)
Net income attributable to SCC					$294.7

Capital investments	$198.4	$8.8	$67.3	$6.5	$281.0
Property and mine development, net	$4,662.5	$392.1	$2,341.3	$295.8	$7,691.7
Total assets	$7,066.2	$837.1	$3,741.2	$1,571.3	$13,215.8

	Six Months Ended June 30, 2016
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,557.5	$152.7	$869.9	—	$2,580.1
Intersegment sales		34.5		$(34.5)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	826.3	142.0	616.2	(106.0)	1,478.5
Selling, general and administrative	26.2	3.3	19.7	0.7	49.9
Depreciation, amortization and depletion	172.5	23.8	108.3	(4.8)	299.8
Exploration	3.0	3.1	7.5	7.1	20.7
Operating income	$529.5	$15.0	$118.2	$68.5	731.2
Less:
Interest, net					(142.8)
Other income (expense)					5.4
Income taxes					(194.2)
Equity earnings of affiliate					8.7
Non-controlling interest					(1.3)
Net income attributable to SCC					$407.0

Capital investment	$266.9	$17.5	$280.4	$0.1	$564.9
Property and mine development, net	$5,068.5	$455.9	$2,720.9	$253.1	$8,498.4
Total assets	$8,640.2	$790.4	$4,080.7	$(723.9)	$12,787.4

	Six Months Ended June 30, 2015
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,397.8	$177.4	$1,082.5	—	$2,657.7
Intersegment sales		34.4		$(34.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	596.5	167.2	642.7	(19.7)	1,386.7
Selling, general and administrative	21.0	3.3	20.3	5.2	49.8
Depreciation, amortization and depletion	114.5	15.6	110.4	1.8	242.3
Exploration	1.8	5.1	6.3	9.2	22.4
Environmental remediation	16.5	—	—	—	16.5
Operating income	$647.5	$20.6	$302.8	$(30.9)	940.0
Less:
Interest, net					(74.2)
Other income (expense)					(5.4)
Income taxes					(286.2)
Equity earnings of affiliate					5.5
Non-controlling interest					(2.5)
Net income attributable to SCC					$577.2

Capital investment	$386.1	$15.4	$120.5	$7.8	$529.8
Property and mine development, net	$4,662.5	$392.1	$2,341.3	$295.8	$7,691.7
Total assets	$7,066.2	$837.1	$3,741.2	$1,571.3	$13,215.8

NOTE 11 — STOCKHOLDERS’ EQUITY:

Treasury Stock:

Activity in treasury stock in the six-month period ended June 30, 2016 and 2015 is as follows ($ in millions):

	2016	2015
Southern Copper common shares
Balance as of January 1,	$2,697.6	$1,693.5
Purchase of shares	53.7	414.6
Used for corporate purposes	(0.3)	(0.4)
Balance as of June 30,	2,751.0	2,107.7

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	211.3	207.2
Other activity, including dividend, interest and foreign currency transaction effect	4.7	(2.5)
Balance as of June 30,	216.0	204.7

Treasury stock balance as of June 30,	$2,967.0	$2,312.4

The following table summarizes share distributions in the first six months of 2016 and 2015:

	2016	2015
Southern Copper common shares
Directors’ Stock Award Plan	12,000	13,200

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	0.6	0.2

Southern Copper Common Shares:

At June 30, 2016 and 2015, there were in treasury 110,877,016 and 86,556,843 SCC’s common shares, respectively.

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

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost
From	To	Purchased	Share	Announced Plan	@ $26.98 (*)	($ in millions)
2008	2012	46,914,486	$18.72	46,914,486		$878.1
2013		10,245,000	27.47	57,159,486		281.4
2014		22,711,428	30.06	79,870,914		682.8
2015		36,689,052	27.38	116,559,966		1,004.4
2016
01/01/16	01/31/16	2,235,200	24.05	118,795,166		53.7
Total first quarter		2,235,200	24.05			53.7

Total purchased		118,795,166	$24.41		3,692,493	$2,900.4

(*) NYSE closing price of SCC common shares at June 30, 2016.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.8% as of June 30, 2016.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company. Under this plan, participants will receive 1,200 shares of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper common stock have been reserved for this plan. The Plan expired on January 31, 2016. The Company’s Board of Directors and the stockholders approved a one-year extension of the Plan until January 30, 2017.The fair value of the award is measured each year at the date of the grant.

The activity of the plan in the six-month period ended June 30, 2016 and 2015 was as follows:

	2016	2015
Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(322,800)	(309,600)
Granted in the period	(12,000)	(13,200)
Total shares granted at June 30,	(334,800)	(322,800)

Remaining shares reserved	265,200	277,200

Grupo Mexico common shares:

At June 30, 2016 and 2015 there were in treasury 116,923,605 and 93,837,013 of Grupo Mexico’s common shares, respectively.

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

The participants were entitled to receive dividends in cash for dividends paid by Grupo Mexico for all shares that were fully purchased and paid by the employee as of the date that the dividend was paid. If the participant had only partially paid for shares, the entitled dividends were used to reduce the remaining liability owed for purchased shares.

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

This plan ended in January 2015.

The following table presents the activity of the Employee Stock Purchase Plan at the close of the plan and for the six months ended June 30, 2016:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2016	109,241	$1.16
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding shares at June 30, 2016	109,241	$1.16

Outstanding shares at January 1, 2015	4,298,612	$1.16
Granted	—	—
Exercised	(4,128,970)	$1.16
Forfeited	—	—
Outstanding shares at June 30, 2015	169,642	$1.16

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

The stock based compensation expense for the first six months of 2016 and 2015 and the unrecognized compensation expense under this plan were as follows ($ in millions):

	2016	2015
Stock based compensation expense	$0.3	$0.2
Unrecognized compensation expense	$1.0	$1.9

The unrecognized compensation expense under this plan is expected to be recognized over the remaining two year and six month period.

The following table presents the activity of this plan for the six months ended June 30, 2016 and 2015:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2016	2,227,582	$2.05
Granted	—	—
Exercised	(605,371)	$2.05
Forfeited	—	—
Outstanding shares at June 30, 2016	1,622,211	$2.05

Outstanding shares at January 1, 2015	2,287,891	$2.05
Granted	—	—
Exercised	(20,273)	$2.05
Forfeited	—	—
Outstanding shares at June 30, 2015	2,267,618	$2.05

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

The stock based compensation expense for the first six months of 2016 and 2015 and the unrecognized compensation expense under this plan were as follows ($ in millions):

	2016	2015
Stock based compensation expense	$0.3	$—
Unrecognized compensation expense	$4.2	$4.8

The following table presents the stock award activity of this plan for the six months ended June 30, 2016 and 2015:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2016	2,656,386	$2.63
Granted	—	—
Exercised	(13,997)	$2.63
Forfeited	—	—
Outstanding shares at June 30, 2016	2,642,389	$2.63

Outstanding shares at January 1, 2015	—	—
Granted	2,656,386	$2.63
Exercised	—	—
Forfeited	—	—
Outstanding shares at June 30, 2015	2,656,386	$2.63

Non-controlling interest:

The following table presents the non-controlling interest activity for the six months ended June 30, 2016 and 2015 ($ in millions):

	2016	2015
Balance as of January 1,	$36.3	$32.1
Net earnings	1.3	2.5
Dividend paid	—	(0.4)
Balance as of June 30,	$37.6	$34.2

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of June 30, 2016 and December 31, 2015 ($ in millions):

	As of June 30, 2016		As of December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt	$5,952.9	$6,033.7	$5,951.5	$5,211.5

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of June 30, 2016 and December 31, 2015 ($ in millions):

	Fair Value at Measurement Date Using:
Description	Fair Value as of June 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investment:
- Trading securities	$95.4	$95.4	$—	$—
- Available-for-sale debt securities:
Corporate bonds	0.1	—	0.1	—
Mortgage backed securities	2.7	—	2.7	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	400.2	400.2	—	—
Molybdenum	110.6	110.6	—	—
Total	$609.0	$606.2	$2.8	$—

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$600.2	$600.2	$—	$—
- Available-for-sale debt securities:
Corporate bonds	0.2	—	0.2	—
Mortgage backed securities	3.1	—	3.1	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	351.0	351.0	—	—
Molybdenum	62.4	62.4	—	—
Total	$1,016.9	$1,013.6	$3.3	$—

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

The Company has recorded a provision related to this plan, which is included in selling, general and administrative expenses. As part of the plan, 223 employees, located in Peru and Mexico, have accepted the severance package offered by the Company. As the restructuring plan is a work-in process the final cost is not yet known. The Company concluded that this or any additional provision necessary to complete the plan will not be material to the Company’s results.

NOTE 14 — SUBSEQUENT EVENTS:

Dividends:

On July 21, 2016 the Board of Directors authorized a quarterly dividend of $0.05 per share payable on August 25, 2016 to SCC shareholders of record at the close of business on August 11, 2016.

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

Outlook:  Various key factors will affect our outcome.  These include, but are not limited to, some of the following:

•                  Changes in copper, molybdenum, silver and zinc prices: In the first six months of 2016, the average LME and COMEX copper prices were $2.13 per pound and $2.12 per pound, about 21% and 22% lower than in the first six months of 2015, respectively. During the first six months of 2016 per pound LME spot copper prices ranged from $1.96 to $2.31. Average molybdenum, silver and zinc prices in the first six months of 2016 decreased 23.3%, 4.2% and 16.5%, respectively, when compared to the average prices in the first six months of 2015.

•                  Sales structure: In the first half of 2016 approximately 79% of our revenue came from the sale of copper, 5% from molybdenum, 5% from silver, 4% from zinc and 7% from various other products, including gold, sulfuric acid and other materials.

•                  Copper: During the past quarter, we have seen some improvement in copper prices, mainly attributable to a recovery of consumption in China and sound demand from North America. We see the refined copper market, where we do most of our business, in relative balance due to a growth in demand at about 2.5% worldwide. This alone will absorb approximately 500,000 tons of copper.

On the supply side, we have noted production cut announcements are currently over 850,000 tons. As these cuts materialize, they will offset the additional production coming from new operations such as Las Bambas and Toromocho, or expansions including, Cerro Verde and our own Buenavista project. In addition to these production cuts, we believe that supply will be reduced in the coming quarters from delays in project startups, technical problems, labor unrest, excess government taxation and other difficulties.

•                  Molybdenum: Represented 6.1% of our sales in the second quarter of 2016. During the second quarter, we saw a 30.7% price recovery when compared to the first quarter of 2016 due to production cuts from major producers. Despite the better prices, the molybdenum market is still affected by excess inventories consistent with our outlook for more supply coming from new operations (Buenavista, Sierra Gorda, Toromocho and Caserones) and weak demand coming from steel special alloys and the oil drilling industry.

Molybdenum is mainly used for the production of special alloys of stainless steel that require significant hardness and corrosion and heat resistance. A new use for this metal is in lubricants and sulfur filtering of heavy oils and shale gas production.

•                  Silver: Represented 5.2% of our sales in the second quarter of 2016. We believe that silver prices will have support due to its industrial uses as well as its linkage to gold as a value shelter in times of economic uncertainty.

•                  Zinc: Represented 4.3% of our sales in the second quarter of 2016. We also believe that zinc has very good long term fundamentals due to its significant industrial consumption and expected mine production shutdowns. In the last 12 months, zinc inventories have consistently decreased, improving these market’s fundamentals. We are expecting an increasing price scenario for zinc in the next few years.

•                  Production: For 2016, improvements in operational practices, exchange rate depreciation where we operate, lower fuel costs and capital investments will reduce unit costs and increase our copper and molybdenum production. We plan to increase our copper production to 913,500 tons, which is 170,507 tons (22.9%) higher than 2015 production of 742,993 tons.

We expect to produce 22,800 tons of molybdenum, lower by 2.3% from last year’s production of 23,347 tons.

Additionally, we expect to produce 16.0 million ounces of silver, about 20.3% higher than the 2015 production of 13.3 million ounces due to higher Buenavista and IMMSA production. Regarding zinc production, for 2016 we expect to produce 86,900 tons of zinc from our mines, 40.5% higher than 2015’s production, mainly due the recovery of the Santa Eulalia mine, whose production was affected by a flood in late 2014 and from higher Charcas mine production.

•                  Cost: Our operating costs and expenses for the first half  2016 and 2015 were as follows ($ in millions):

	2016	2015	Variance	% change
Operating costs and expenses	$1,848.9	$1,717.7	$131.2	7.6%

The increase was mainly due to higher cost of sales at our Mexican operations, principally due to the increased volume of copper sales; and higher depreciation, amortization and depletion as a result of our new operations at Buenavista.

•                  Capital Investments: In the first six months of 2016, we invested $564.9 million on capital investments, 6.6% higher than in the first six months of 2015, and represented 138.8% of net income. In 2016, we continue the development of our investment program to increase copper production capacity by 90% from our 2013 production level of 617,000 tons to 1.2 million tons.

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

Earnings: The table below highlights key financial and operational data of our Company for the three and six months ended June 30, 2016 and 2015 (in millions, except per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Net sales	$1,335.1	$1,382.9	$(47.8)	(3.5)%	$2,580.1	$2,657.7	$(77.6)	(2.9)%
Operating income	$385.1	$503.1	$(118.0)	(23.5)%	$731.2	$940.0	$(208.8)	(22.2)%
Net income attributable to SCC	$221.9	$294.7	$(72.8)	(24.7)%	$407.0	$577.2	$(170.2)	(29.5)%
Earnings per share	$0.29	$0.37	$(0.08)	(21.6)%	$0.53	$0.72	$(0.19)	(26.4)%
Dividends per share	$0.05	$0.10	$(0.05)	(50.0)%	$0.08	$0.20	$(0.12)	(60.0)%
Pounds of copper sold	485.5	407.4	78.1	19.2%	954.8	779.2	175.6	22.5%

Net sales and net income in the first six months of 2016 were lower than the first six months of 2015 by $77.6 million and $170.2 million, respectively. These decreases were mainly the result of lower metal prices and lower molybdenum sales volume (-5.6%), partially offset by higher sales volume of copper (+22.5%), silver (+25.4%) and zinc (+4.5%).

Production: The table below highlights our mine production data for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,				Six months ended June 30,
			Variance				Variance
	2016	2015	Volume	%	2016	2015	Volume	%
Copper (in million pounds)	497.9	394.8	103.1	26.1%	986.6	786.4	200.2	25.5%
Molybdenum (in million pounds)	11.7	12.7	(1.0)	(7.9)%	24.0	25.6	(1.6)	(6.4)%
Silver (in million ounces)	4.1	3.2	0.9	27.5%	8.1	6.4	1.7	26.6%
Zinc (in million pounds)	44.1	30.8	13.3	43.0%	83.8	64.3	19.5	30.3%

The table below highlights copper production data at each of our mines for the three and six months ended June 30, 2016 and 2015 (in million pounds):

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
	2016	2015	Volume	%	2016	2015	Volume	%
COPPER
Toquepala	76.6	79.5	(2.9)	(3.7)%	155.9	161.2	(5.3)	(3.3)%
Cuajone	94.6	101.0	(6.4)	(6.3)%	187.4	193.5	(6.1)	(3.2)%
La Caridad	74.5	71.5	3.0	4.1%	147.5	142.8	4.7	3.3%
Buenavista	248.4	139.6	108.8	78.0%	488.4	282.9	205.5	72.7%
IMMSA	3.8	3.2	0.6	20.2%	7.4	6.0	1.4	22.8%
Total	497.9	394.8	103.1	26.1%	986.6	786.4	200.2	25.5%

Second quarter: Copper mine production in the second quarter of 2016 increased 26.1% to 497.9 million pounds compared to 394.8 million pounds in the second quarter of 2015. This increase was due to higher production at our Buenavista mine due to the higher production from the new concentrator as well as better concentrate grades and recoveries.

Molybdenum production decreased 7.9% in the second quarter of 2016 to 11.7 million pounds, from 12.7 million pounds in the second quarter of 2015 as a result of a decreased production at our Toquepala (-23.9%) and Cuajone (-13.5%) mines due to lower grades and recoveries. This was partially offset by higher production at our Buenavista mine.

Silver mine production increased 27.5% in the second quarter of 2016, as a result of an increased production at the Buenavista mine, which increased to 1.2 million ounces from 0.5 million ounces in the second quarter of 2015. This was reduced by lower production at our Peruvian operations.

Zinc production increased 43% in the second quarter of 2016 to 44.1 million pounds from 30.8 million pounds in the second quarter of 2015 due to higher production at our Charcas and Santa Eulalia mines as prior year problems at those mines were resolved.

Six months: Copper mine production in the first six months of 2016 increased 25.5% to 986.6 million pounds from 786.4 million pounds in the same period of 2015. This increase was due to:

•                  Higher production at the Buenavista mine principally due to the startup of the new concentrator, higher throughput at the first concentrator and better concentrate grades and recoveries.

•                  Higher production at the La Caridad and IMMSA mines, where prior year problems at the Charcas mine were resolved, partially offset by

•                  Lower production at the Cuajone mine and Toquepala mine due to lower ore grades and recoveries.

Molybdenum production decreased 6.4% in the first six months of 2016 compared to the same period of 2015, principally at our Peruvian operations due to lower grades and recoveries. This was partially offset at our Mexican operations, where molybdenum production increased at our Buenavista mine.

Silver mine production increased 26.6% in the first six months of 2016 as result of higher production at our Buenavista and IMMSA mines; this was partially offset by lower production at our Peruvian operations.

Zinc production increased 30.3% in the first six months of 2016 due to higher production at our Charcas and Santa Eulalia mines as prior year problems at those mines were resolved.

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

Our operating cash cost per pound of copper produced, with and without by-product revenues, is presented in the table below for the three and six months ended June 30, 2016 and 2015.

Operating cash cost per pound of copper produced (1)

(in millions, except cost per pound and percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
	2016	2015	Value	%	2016	2015	Value	%
Total operating cash cost without by-product revenues	$695.9	$646.2	$49.7	7.7%	$1,368.3	$1,278.2	$90.1	7.0%
Total by-products revenues	$(249.3)	$(211.4)	$(37.9)	17.9%	$(452.6)	$(470.4)	$17.8	(3.8)%
Total operating cash cost with by-products revenues	$446.6	$434.8	$11.8	2.7%	$915.7	$807.8	$107.9	13.4%

Total pounds of copper produced (2)	492.3	386.3	106.0	27.4%	970.6	767.6	203.0	26.4%

Operating cash cost per pound without by-product revenues	$1.41	$1.67	$(0.26)	(15.6)%	$1.41	$1.67	$(0.26)	(15.6)%
By-products per pound revenues	$(0.50)	$(0.54)	$0.04	(7.4)%	$(0.47)	$(0.62)	$0.15	(24.2)%
Operating cash cost per pound with by-products revenues	$0.91	$1.13	$(0.22)	(19.5)%	$0.94	$1.05	$(0.11)	(10.5)%

(1)         This is a non-GAAP measure. Please see page 47 for reconciliation to GAAP measure.

(2)         Net of metallurgical losses.

As seen on the table above, our cash cost per pound without by-product revenues in the second quarter and the first six months of 2016 were 26 cents lower than in the same periods of 2015. These improvements in operating cash cost were the result of lower cost per pound from production costs, as a result of higher production at a lower per-unit cost from the Buenavista projects, lower cost per pound for labor, fuel, materials and energy costs and lower costs per pound from selling, general and administrative expenses, partially reduced by higher treatment and refining charges and premiums.

In addition, our per pound cash cost for the three and six months ended June 30, 2016, when calculated with by-products revenues was 22 cents and 11 cents lower than in the same periods of 2015, respectively. In spite of the lower metal price environment that affected our main by-products, the savings in our operating cash costs, noted above, offset our lower by-product credits.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining six months of 2016, assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Silver	Zinc
Change in metal prices (per pound except silver — per ounce)	$0.10	$1.00	$1.00	$0.10
Change in net earnings (in millions)	$67.7	$18.9	$6.9	$6.4

Business Segments: We view our Company as having three reportable segments and manage it on the basis of these segments. These segments are (1) our Peruvian operations, (2) our Mexican open-pit operations and (3) our Mexican underground operations, known as our IMMSA unit. Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, including a precious metals plant, industrial railroad and port facilities that service both mines. The Peruvian operations produce copper, with significant by-product production of molybdenum, silver and other material. Our Mexican open-pit operations include La Caridad and Buenavista mine complexes, the smelting and refining plants, including a precious metals plant and a copper rod plant and support facilities that service both mines. The Mexican open pit operations produce copper, with significant by-product production of molybdenum, silver and other material. Our IMMSA unit includes five underground mines that produce zinc, lead, copper, silver and gold, a coal mine which produces coal and coke, and a zinc refinery.

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

Capital Investment Programs: We made capital investments of $564.9 million in the six months ended June 30, 2016, compared with $529.8 million in the same period of 2015. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if necessary. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Projects in Mexico:

Buenavista Projects - Sonora: We continue developing our $3.5 billion investment program at this unit where we have already invested $3.2 billion. Excluding the Quebalix IV project and some infrastructure facilities, all the other facilities of this program are currently operating and we are expecting to increase production by 200,000 tons to produce 460,000 tons of copper in 2016 and 500,000 tons in 2017. We also expect to increase our Buenavista molybdenum production to 4,200 tons per year. The Buenavista program is being completed on time and below our budget.

The new copper-molybdenum concentrator has an annual production capacity of 188,000 tons of copper and 2,600 tons of molybdenum. The project will additionally produce 2.3 million ounces of silver and 21,000 ounces of gold per year. The new concentrator has completed its ramping-up phase with its six mills already in operation. In September 2015, we obtained the first copper concentrate lot and the plant is now running at 105% of its design capacity.

The crushing, conveying and spreading system for leachable ore project (Quebalix IV) will increase production by improving SX-EW copper recovery, reducing processing time and mining and hauling costs. The project has a crushing and conveying capacity of 80 million tons of ore per year and is expected to be completed by the third quarter of 2016. As of June 30, 2016, the project has a 98% progress with an investment of $248.4 million out of the approved capital budget of $340.0 million.

The remaining projects to complete the $3.5 billion budgeted program include investments in infrastructure, including power lines and substations, water supply, tailings dam, mine equipment shops, internal roads and others.

Projects in Peru:

Toquepala Projects - Tacna: The Toquepala expansion project includes a new-state-of-the-art concentrator which will increase annual production capacity by 100,000 tons of copper to 235,000 tons in 2018, and will also increase annual molybdenum production by 3,100 tons at an estimated capital cost of $1.2 billion. Through June 30, 2016, we have invested $431.1 million in the project. The project is expected to be completed in the second quarter of 2018.

The project to improve the crushing process at Toquepala with the installation of a High Pressure Grinding Roll (HPGR) system, which will act as a quaternary crusher, has as its main objective, to ensure that the concentrator will operate at its maximum capacity of 60,000 tons per day, even with an increase of the ore material hardness index. Additionally, recoveries will be improved and production enhanced with a better ore crushing. The budget approved for this project is $40.0 million and as of June 30, 2016, we have invested $11.7 million in this project. We expect that it will be completed by the fourth quarter of 2017.

Cuajone Projects - Moquegua: The Heavy Mineral Management Optimizing Project consists of installing a primary crusher at the mine pit with a conveyor system for moving the ore to the concentrator. The project aims to optimize the hauling process by replacing rail haulage, thereby reducing operating and maintenance costs as well as the environmental impact of the Cuajone mine. The crusher will have a processing capacity of 43.8 million tons per year. The main components including the crusher and the overland belt have been acquired and we have started excavation and civil work. As of June 30, 2016, we have invested $102.2 million in this project out of the approved capital budget of $165.5 million. The project is expected to be completed early in the second quarter of 2017.

The project to replace tailing thickeners at the concentrator will replace two of the three existing thickeners with a new hi-rate thickener. The purpose is to streamline the concentrator flotation process and improve water recovery efficiency, increasing the tailings solids content from 54% to 61%, thereby reducing fresh water consumption and replacing it with recovered water. As of June 30, 2016, we are continuing with the engineering and procurement process. We have invested $6.4 million in this project out of the approved capital budget of $30 million, and we expect it to be completed by the second quarter of 2017.

Tia Maria project: While we have received approval of Tia Maria´s EIA, the issuance of the project´s construction permit has been delayed by the Peruvian authorities due to certain pressures from anti-mining groups. During the first half of 2016, we have continued our work with community groups in order to resolve open issues concerning the project.

Tia Maria´s project budget is approximately $1.4 billion of which $362.5 million has been invested through June 30, 2016. When completed, it is expected to produce 120,000 tons of copper cathodes per year. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry due to their technical process and consequently, no emissions into the atmosphere are released. The project will only use seawater, transporting it more than 25 kilometers to 1,000 meters above sea level, and includes a desalinization plant, which will be constructed at a cost of $95 million. In this manner, we guarantee that the Tambo river water resources and the water resources from the wells of the areas will be used solely for farming and human consumption, as is currently being done.

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

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We are developing the engineering and procurement to improve and increase the dam’s embankment with a new cyclone battery station that will allow us to place more slurry at the dams. The project has a total budgeted cost of $116.0 million, which includes a recent increase approved by our BOD. We have invested $53.8 million through June 30, 2016 and expect the project to be completed by the second quarter of 2018.

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

El Arco: This is a world class copper deposit located in the central part of the Baja California peninsula, with ore reserves over 1.5 billion tons with an ore grade of 0.416% and 0.14 grams of gold per ton. In 2010, we concluded the feasibility study and an investment of $56.4 million was approved for land acquisition required for the project. This project, when developed, is expected to produce 190,000 tons of copper and 105,000 ounces of gold annually. Through June 30, 2016 we have invested $41.3 million on studies, exploration and land acquisition for the project. In 2016, we are continuing to invest in land acquisition and exploration. In addition, we will begin an engineering study to determine the best way to optimize the investment in the project.

El Pilar: This is a fully permitted, low capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 259 million tons of ore with an average copper grade of 0.30%. El Pilar will operate as a conventional open-pit mine and copper cathodes will be produced using the highly cost efficient and environmentally friendly SX-EW technology. Average annual production is currently estimated at 35,000 tons of copper cathodes over an initial 13-year mine life, with start of commercial operations forecasted by 2018. On a preliminary basis, we estimate a development investment of approximately $300 million and an average life-of-mine cash-costs of approximately $1.60 per pound. In 2015, we commenced a confirmatory exploration program together with a detailed engineering analysis to obtain synergies with our existing operations.  Recently, our BOD approved $3.9 million for the exploration program.

Angangueo: With an estimated investment of $174.7 million, Angangueo will include a concentrator plant with an estimated average annual production of 10,400 tons of copper and 7,000 tons of zinc in the first seven years. Over the life of the mine, average annual concentrate production is expected to contain 2.4 million ounces of silver and 1,500 ounces of gold. Through June 30, 2016, we have invested $27.3 million on the project. The project is on hold awaiting approval of the environmental permits.

Los Chancas: This property, located in the department of Apurimac in southern Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton and 181 million tons of mineralized leachable material with a total copper content of 0.357%. In 2015, we developed some social and environmental improvements in the local communities and plan to initiate the environmental impact assessment in 2016. We are currently evaluating several professional entities to assist us with the preparation of the environmental impact assessment. We expect to complete this evaluation in the near term and begin preparation of the assessment.

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

RESULTS OF OPERATIONS

The following highlights our financial results for the three and six month periods ended June 30, 2016 and 2015 ($ in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Net sales	$1,335.1	$1,382.9	$(47.8)	(3.5)%	$2,580.1	$2,657.7	$(77.6)	(2.9)%
Operating costs and expenses	(950.0)	(879.8)	(70.2)	(8.0)%	(1,848.9)	(1,717.7)	(131.2)	(7.6)%
Operating income	385.1	503.1	(118.0)	(23.5)%	731.2	940.0	(208.8)	(22.2)%
Non-operating income (expense)	(64.2)	(52.7)	(11.5)	(21.8)%	(137.4)	(79.6)	(57.8)	(72.6)%
Income before income taxes	320.9	450.4	(129.5)	(28.8)%	593.8	860.4	(266.6)	(31.0)%
Income taxes	(102.0)	(157.0)	55.0	35.0%	(194.2)	(286.2)	92.0	32.1%
Equity earnings of affiliate	3.6	2.6	1.0	38.5%	8.7	5.5	3.2	58.2%
Net income attributable to non-controlling interest	(0.6)	(1.3)	0.7	53.8%	(1.3)	(2.5)	1.2	48.0%
Net income attributable to SCC	$221.9	$294.7	$(72.8)	(24.7)%	$407.0	$577.2	$(170.2)	(29.5)%

NET SALES

Net sales for the second quarter 2016 decreased by $47.8 million, compared with the second quarter of 2015. The 3.5% decrease was principally the result of lower metal prices as shown below, partially offset by higher sales volume of copper and silver.

Net sales in the first six months of 2016 decreased by $77.6 million, compared with the first six months of 2015. The 2.9% decrease was also the result of lower metal prices, partially offset by higher sales volume of copper, silver and zinc. The increased volume was largely due to the increase of production from the Buenavista expansion.

The table below outlines the average published market metals prices for our metals:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Copper ($ per pound — LME)	$2.15	$2.75	(21.8)%	$2.13	$2.69	(20.8)%
Copper ($ per pound — COMEX)	$2.13	$2.77	(23.1)%	$2.12	$2.72	(22.1)%
Molybdenum ($ per pound) (1)	$6.89	$7.45	(7.5)%	$6.08	$7.93	(23.3)%
Zinc ($ per pound — LME)	$0.87	$1.00	(13.0)%	$0.81	$0.97	(16.5)%
Silver ($ per ounce — COMEX)	$16.83	$16.38	2.7%	$15.85	$16.54	(4.2)%

(1) Platt’s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Copper	77.0%	80.9%	78.5%	79.0%
Molybdenum	6.1%	4.6%	5.3%	5.8%
Silver	5.2%	3.9%	5.1%	4.1%
Zinc	4.3%	4.2%	4.0%	4.4%
Other by-products	7.4%	6.4%	7.1%	6.7%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product (in million pounds):

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Refined (including SX-EW)	296.0	280.3	15.7	5.6%	602.4	570.6	31.8	5.6%
Rod	78.4	74.2	4.2	5.7%	158.7	150.9	7.8	5.2%
Concentrates and other	111.1	52.9	58.2	110.0%	193.7	57.7	136.0	235.7%
Total	485.5	407.4	78.1	19.2%	954.8	779.2	175.6	22.5%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume:

	Three Months Ended June 30,		Six Months Ended June 30,
Copper Sales by product type	2016	2015	2016	2015
Refined (including SX-EW)	61.0%	68.8%	63.1%	73.2%
Rod	16.1%	18.2%	16.6%	19.4%
Concentrates and other	22.9%	13.0%	20.3%	7.4%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Power	17.3%	15.8%	18.0%	16.8%
Labor	14.0%	13.9%	13.6%	14.1%
Fuel	11.5%	14.6%	11.4%	14.6%
Maintenance	18.8%	18.5%	18.4%	18.1%
Operating material	19.3%	20.3%	20.3%	19.8%
Other	19.1%	16.9%	18.3%	16.6%
Total Production Cost	100.0%	100.0%	100.0%	100.0%

Second quarter: Operating costs and expenses were $950.0 million in the second quarter of 2016, compared with $879.8 million in the comparable period of 2015, an increase of 8%, despite the 19.2% growth in copper sales volume. This increase of $70.2 million was primarily due to:

Operating cost and expenses for the second quarter 2015	$879.8
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion), mainly due to higher production costs (higher power, water, contractors and repairing materials, partially offset by lower fuel costs), higher inventory consumption and higher sales expenses, partially offset by lower cost of metals purchased from third parties and lower workers’ participation expense.	44.7
• Higher depreciation, amortization and depletion mainly as a result of our expansion and maintenance capital investments.	39.2
Less:
• Lower environmental remediation expense at Buenavista.	(10.5)
• Lower exploration expenses.	(1.8)
• Lower selling, general and administrative expenses.	(1.4)
Operating cost and expenses for the second quarter 2016	$950.0

Six months: Operating costs and expenses were $1,848.9 million in the first six months of 2016, compared with $1,717.7 million in the comparable period of 2015, an increase of 7.6%, despite an increase of 22.5% in copper sales volume. This increase of $131.2 million was primarily due to:

Operating cost and expenses for the six months 2015	$1,717.7
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher copper sales volume (+22.5%), higher power and other production costs, higher cost of metals purchased from third parties, higher inventory consumption and sales expense, partially offset by lower workers’ participation expense and lower fuel costs.	91.8
• Higher depreciation, amortization and depletion mainly as a result of our expansion and maintenance capital investments.	57.5
• Higher selling, general and administrative expenses.	0.1
Less:
• Lower exploration expenses.	(1.7)
• Lower environmental remediation expense at Buenavista.	(16.5)
Operating cost and expenses for the six months 2016	$1,848.9

NON-OPERATING INCOME (EXPENSES), NET

Non-operating income and expense were a net expense of $64.2 million and $137.4 million in the three and six months ended June 30, 2016, respectively, compared to a net expense of $52.7 million and $79.6 million in the comparable periods of 2015.

Second quarter: The higher expense of $11.5 million was principally due to:

•                  $2.3 million of higher interest expenses.

•                  $15.9 million of lower capitalized interests, as completed Buenavista projects have been transferred to operations.

•                  $0.6 million of lower interest income, partially offset by

•                  $7.3 million of higher other income which includes a tax refund from the Mexican Tax Administration.

Six months: The increase of $57.8 million in non-operating expense in the first six months of 2016 was principally due to:

•                  $27.7 million of higher interest expense due to April’s 2015 $2 billion bond issue.

•                  $39.6 million of lower capitalized interest, as significant capital projects in Buenavista were transferred to operations.

•                  $1.3 million of lower interest income, partially offset by

•                  $10.8 million of higher other income which includes a tax refund from the Mexican Tax Administration and other services.

INCOME TAXES

	Six months ended June 30,
	2016	2015
Provision for income tax (in millions)	$194.2	$286.2
Effective income tax rate	32.7%	33.3%

These provisions include income taxes for Peru, Mexico and the United States. In addition, a Mexican royalty tax, a portion of the Peruvian royalty tax and the Peruvian special mining tax are included in the income tax provision. For further information, please see Note 4 “Income taxes” in the financial statements.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment (in million pounds):

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales:	2016	2015	Variance	% change	2016	2015	Variance	% change
Peruvian operations	170.9	182.3	(11.4)	(6.3)%	348.4	349.9	(1.5)	(0.4)%
Mexican open-pit	314.6	225.1	89.5	39.8%	606.4	429.3	177.1	41.3%
Mexican IMMSA unit	5.5	4.1	1.4	34.1%	10.1	8.1	2.0	24.7%
Other and intersegment elimination	(5.5)	(4.1)	(1.4)	34.1%	(10.1)	(8.1)	(2.0)	24.7%
Total	485.5	407.4	78.1	19.2%	954.8	779.2	175.6	22.5%

The table below presents information regarding the volume of sales by segment of our significant by-products (in million pounds except silver — in million ounces):

	Three Months Ended June 30,				Six Months Ended June 30,
By-product Sales	2016	2015	Variance	% change	2016	2015	Variance	% change
Peruvian operations
Molybdenum contained in concentrates	5.4	6.8	(1.4)	(20.6)%	11.5	13.6	(2.1)	(15.4)%
Silver	0.8	0.8	—	—	1.6	1.5	0.1	6.7%

Mexican open-pit
Molybdenum contained in concentrates	6.3	5.8	0.5	8.6%	12.5	11.8	0.7	5.9%
Silver	2.8	1.9	0.9	47.4%	5.4	3.9	1.5	38.5%

Mexican IMMSA unit
Zinc — refined and in concentrate	61.9	53.7	8.2	15.3%	117.6	112.5	5.1	4.5%
Silver	1.0	1.0	—	—	2.2	2.1	0.1	4.8%

Other and intersegment elimination
Silver	(0.5)	(0.4)	(0.1)	25.0%	(1.0)	(0.9)	(0.1)	11.1%

Total by-product sales
Molybdenum contained in concentrates	11.7	12.6	(0.9)	(7.2)%	24.0	25.4	(1.4)	(5.6)%
Zinc — refined and in concentrate	61.9	53.7	8.2	15.3%	117.6	112.5	5.1	4.5%
Silver	4.1	3.3	0.8	25.8%	8.2	6.6	1.6	25.4%

Sales value per segment ($ in millions):

	Three Months Ended June 30, 2016
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$655.9	$9.2	$372.5	$(9.2)	$1,028.4
Molybdenum	43.8	—	37.5	—	81.3
Zinc	—	57.2	—	—	57.2
Silver	47.8	16.2	13.6	(8.1)	69.5
Other	68.4	19.5	12.9	(2.1)	98.7
Total	$815.9	$102.1	$436.5	$(19.4)	$1,335.1

	Three Months Ended June 30, 2015
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$619.7	$8.0	$498.8	$(8.0)	$1,118.5
Molybdenum	31.3	—	31.8	—	63.1
Zinc	—	58.7	—	—	58.7
Silver	30.3	15.8	13.4	(5.5)	54.0
Other	52.3	20.0	18.3	(2.0)	88.6
Total	$733.6	$102.5	$562.3	$(15.5)	$1,382.9

	Six Months Ended June 30, 2016
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,270.7	$15.4	$755.2	$(15.4)	$2,025.9
Molybdenum	72.3	—	64.2	—	136.5
Zinc	—	102.8	—	—	102.8
Silver	86.9	32.5	25.6	(14.4)	130.6
Other	127.6	36.5	24.9	(4.7)	184.3
Total	$1,557.5	$187.2	$869.9	$(34.5)	$2,580.1

	Six Months Ended June 30, 2015
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,158.5	$16.9	$941.0	$(16.9)	$2,099.5
Molybdenum	74.4	—	79.0	—	153.4
Zinc	—	117.4	—	—	117.4
Silver	63.0	34.6	24.8	(12.5)	109.9
Other	101.9	42.9	37.7	(5.0)	177.5
Total	$1,397.8	$211.8	$1,082.5	$(34.4)	$2,657.7

The geographic breakdown of the Company’s sales is as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Mexico	$355.1	$417.0	$696.2	$891.4
United States	255.7	245.8	500.3	454.1
Europe	286.0	187.7	507.2	366.8
Japan	137.1	105.3	228.6	212.6
Singapore	103.7	144.5	235.7	187.7
Other Asian countries	41.2	66.1	100.6	108.0
Chile	26.9	25.3	47.3	57.3
Brazil	41.8	80.6	85.5	164.2
Peru	70.3	88.9	139.4	173.2
Other countries	17.3	21.7	39.3	42.4
Total	$1,335.1	$1,382.9	$2,580.1	$2,657.7

Peruvian Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2016	2015	Variance	% change	2016	2015	Variance	% change
Net sales	$436.5	$562.3	$(125.8)	(22.4)%	$869.9	$1,082.5	$(212.6)	(19.6)%
Operating costs and expenses	(378.3)	(410.6)	32.3	7.9%	(751.7)	(779.7)	28.0	3.6%
Operating income	$58.2	$151.7	$(93.5)	(61.6)%	$118.2	$302.8	$(184.6)	(61.0)%

Second quarter:  Net sales in the second quarter of 2016 were $436.5 million, compared with $562.3 million in the second quarter of 2015. The decrease of $125.8 million was primarily the result of lower copper and molybdenum prices and sales volumes. Copper sales volume decreased by 11.4 million pounds or 6.3% and molybdenum, by 1.4 million pounds or 20.6%.

Operating costs and expenses in the second quarter of 2016 decreased by $32.3 million to $378.3 million from $410.6 million in the second quarter of 2015, primarily due to:

Operating cost and expenses for the second quarter 2015	$410.6
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower fuel and power costs and lower workers’ participation, partially offset by higher inventory consumption.	(28.0)
• Lower selling, general and administrative expense, and	(1.4)
• Lower depreciation, amortization and depletion.	(3.5)
Plus:
• Higher exploration expenses.	0.6
Operating cost and expenses for the second quarter 2016	$378.3

Six months: Net sales in the first six months of 2016 were $869.9 million, compared with $1,082.5 million in the first six months of 2015. The decrease of $212.6 million was mainly the result of lower market prices and lower sales volumes of copper and molybdenum. Copper sales volume decreased by 1.5 million pounds (-0.4%) and molybdenum by 2.1 million pounds (-15.4%).

Operating costs and expenses in the first six months of 2016 decreased by $28.0 million to $751.7 million from $779.7 million in the first six months of 2015, primarily due to:

Operating cost and expenses for the six months 2015	$779.7
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower fuel and power costs and lower workers’ participation, partially offset by higher inventory consumption and higher cost of copper purchased from third parties.	(26.5)
• Lower selling, general and administrative expenses.	(0.6)
• Lower depreciation, amortization and depletion.	(2.1)
Plus:
• Higher exploration expenses.	1.2
Operating cost and expenses for the six months 2016	$751.7

Mexican Open-pit Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2016	2015	Variance	% change	2016	2015	Variance	% change
Net sales	$815.9	$733.6	$82.3	11.2%	$1,557.5	$1,397.8	$159.7	11.4%
Operating costs and expenses	(553.5)	(383.1)	(170.4)	(44.5)%	(1,028.0)	(750.3)	(277.7)	(37.0)%
Operating income	$262.4	$350.5	$(88.1)	(25.1)%	$529.5	$647.5	$(118.0)	(18.2)%

Second quarter: Net sales in the second quarter of 2016 were $815.9 million, compared to $733.6 million in the second quarter of 2015. The increase of $82.3 million was mainly the result of higher copper, molybdenum and silver sales volume, due to the completion of the Buenavista projects; partially offset by lower metal prices. Sales volume of copper increased by 89.5 million pounds (+39.8%), silver by 0.9 million ounces (+47.4%) and molybdenum by 0.5 million pounds (+8.6%).

Operating costs and expenses in the second quarter of 2016 increased by $170.4 million from the comparable 2015 period, primarily due to:

Operating cost and expenses for the second quarter 2015	$383.1
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher copper sales volume from our new Buenavista concentrator production, higher production costs, inventory consumption and sales expenses.	132.2
• Higher selling, general and administrative expenses.	1.1
• Higher depreciation, amortization and depletion mainly due to our expansion and maintenance capital investments.	47.2
• Higher exploration expenses	0.4
Less:
• Lower environmental remediation expense at Buenavista.	(10.5)
Operating cost and expenses for the second quarter 2016	$553.5

Six months:  Net sales in the first six months of 2016 were $1,557.5 million, compared to $1,397.8 million in the first six months of 2015. The increase of $159.7 million was mainly due to higher copper, molybdenum and silver sales volume, due to the completion of the Buenavista projects; partially offset by lower metal prices. Copper sales volume increased by 177.1 million pounds (+41.3%), silver by 1.5 million ounces (+38.5%) and molybdenum by 0.7 million pounds (+5.9%).

Operating costs and expenses in the first six months of 2016 increased by $277.7 million from the comparable 2015 period, an increase of 37.0%, despite the 41.3% growth in copper sales volume from our new Buenavista concentrator production. This increase was primarily due to:

Operating cost and expenses for the six months 2015	$750.3
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher production costs, inventory consumption and costs of material purchased from third parties; partially offset by lower foreign currency transaction effect.	229.8
• Higher selling, general, administrative and exploration expenses.	5.2
• Higher depreciation, amortization and depletion mainly due to our expansion and maintenance capital investments.	58.0
• Higher exploration expenses.	1.2
Less:
• Lower environmental remediation expense at Buenavista.	(16.5)
Operating cost and expenses for the six months 2016	$1,028.0

Mexican Underground Operations (IMMSA):

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2016	2015	Variance	% change	2016	2015	Variance	% change
Net sales	$102.1	$102.5	$(0.4)	(0.4)%	$187.2	$211.8	$(24.6)	(11.6)%
Operating costs and expenses	(90.8)	(89.8)	(1.0)	(1.1)%	(172.2)	(191.2)	(19.0)	(9.9)%
Operating income	$11.3	$12.7	$(1.4)	(11.0)%	$15.0	$20.6	$(5.6)	(27.2)%

Second quarter: Net sales decreased by $0.4 million to $102.1 million in the second quarter of 2016 from $102.5 million in the second quarter of 2015. The decrease of 0.4% was primarily due to lower copper and zinc sales price partially offset by higher zinc and copper sales volume. Zinc sales volume increased by 8.2 million pounds (+15.3%) and copper by 1.4 million pounds (+34.1%).

Operating costs and expenses in the second quarter of 2016 increased by $1.0 million from the comparable 2015 period. This increase was primarily due to:

Operating cost and expenses for the second quarter 2015	$89.8
Plus:
• Higher depreciation, amortization and depletion.	6.5
• Higher general and administrative expenses.	0.3
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion), mainly due to lower cost of material purchased from third parties and lower production costs, partially offset by higher foreign currency transaction effect and higher inventory consumption.	(4.2)
• Lower exploration expenses.	(1.6)
Operating cost and expenses for the second quarter 2016	$90.8

Six months: Net sales in the first six months of 2016 were $187.2 million, compared to $211.8 million in the same period of 2015.  This decrease of $24.6 million in net sales was primarily due to lower zinc, copper and silver sales prices partially offset by higher zinc and copper sales volume. Zinc sales volume increased by 5.1 million pounds (+4.5%) and copper by 2.0 million pounds (+24.7%).

Operating costs and expenses in the first six months of 2016 decreased by $19.0 million from the comparable 2015 period.  This decrease was primarily due to:

Operating cost and expenses for the six months 2015	$191.2
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion), mainly due to lower cost of material purchased from third parties and lower production costs, partially offset by higher foreign currency transaction effect.	(25.2)
• Lower exploration expenses.	(2.0)
Plus:
• Higher depreciation, amortization and depletion.	8.2
Operating cost and expenses for the six months 2016	$172.2

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow:

The following table shows the cash flow for the first six months 2016 and 2015 ($ in millions):

	2016	2015	Variance
Net cash provided by (used in) operating activities	$328.8	$555.2	$(226.4)
Net cash provided by (used in) investing activities	$(22.0)	$(761.6)	$739.6
Net cash provided by (used in) financing activities	$(115.3)	$1,395.1	$(1,510.4)

Net cash provided by operating activities:

The change in net cash from operating activities for the first six months of 2016 and 2015 include ($ in millions):

	2016	2015	Variance	% Change
Net income	$408.3	$579.7	$(171.4)	(29.6)%
Depreciation, amortization and depletion	299.8	242.3	57.5	23.7%
Provision (benefit) for deferred income taxes	(53.8)	(64.9)	11.1	(17.1)%
Other adjustments to net income	3.5	(23.1)	26.6	(115.2)%
Change in operating assets and liabilities	(329.0)	(178.8)	(150.2)	84.0%
Net cash provided by operating activities	$328.8	$555.2	$(226.4)	(40.8)%

Significant items added to (deducted from) net income to arrive at operating cash flow in the first six months include depreciation, amortization and depletion, deferred tax amounts and changes in operating assets and liabilities.

Six months ended June 30, 2016: Net income was $408.3 million, approximately 124.2% of the net cash provided by operating activities. An increase in operating assets and liabilities reduced operating cash flow by $329.0 million and included:

•                  $(28.5) million increase in accounts receivable.

•                  $(146.3) million increase in inventory, which included $(24.1) million of higher non-current leaching inventory and $(122.2) million of higher inventories and supplies for our operations.

•                  $(99.5) million decrease in accounts payable and accrued liabilities, which included $(64.9) million of lower accounts payable, $16.5 million higher income tax accrual, $(62.1) million of workers’ participation payments, $(2.3) million interest payments and $13.3 million of higher other liabilities.

•                  $(54.7) million decrease in other operating assets and liabilities, which included $(49.9) million of higher prepaid taxes, $(10.9) million of higher current payments in advance and $6.1 million of other operating assets.

Six months ended June 30, 2015: Net income was $579.7 million, approximately 104.4% of the net cash provided by operating activities. An increase in operating assets and liabilities reduced operating cash flow by $178.8 million and included:

•                  $59.1 million decrease in accounts receivable.

•                  $(108.0) million increase in inventory, mainly due to $(118.0) million of higher long-term ore stockpiles on leach pads inventory, mainly at our Buenavista mine and $10.0 million of lower inventories and supplies for our operations.

•                  $(113.4) million decrease in accounts payable and accrued liabilities, and was mainly due to a $(37.6) million lower income tax provision, $(110.0) million of workers participation payments, $15.5 million higher interest accrual and $18.7 million higher of other liabilities.

Net cash used in investing activities:

Six months ended June 30, 2016: Net cash used in investing activities included $564.9 million for capital investments. The capital investments included:

•                  $284.5 million of investments at our Mexican operations:

•                  $38.3 million for the new Buenavista concentrator,

•                  $22.4 million for new projects infrastructure,

•                  $33.8 million for the new tailing disposal deposit at the Buenavista mine,

•                  $55.6 million for the Quebalix IV project,

•                  $17.6 million for the solutions system improvements of Tinajas,

•                  $17.5 million at our IMMSA unit, and

•                  $99.3 million for various other replacement expenditures.

•                  $280.4 million of investments at our Peruvian operations:

•                  $89.8 million for the Toquepala mine equipment acquisition project,

•                  $39.1 million for the Toquepala concentrator expansion project,

•                  $22.1 million for the Heavy Mineral Management Optimizing Project in Cuajone,

•                  $6.1 million for the High Pressure Grinding Roll (HPGR) system in Toquepala, and

•                  $123.3 million for various other replacement expenditures.

Also, investment activities included $505.3 million of net proceeds from short-term investments and a repayment of 36.4 million received from a related party.

Six months ended June 30, 2015: Net cash used for investing activities included $529.8 million for capital investments. The capital investments included:

•                  $409.3 million of investments at our Mexican operations:

•                  $83.2 million for the new Buenavista concentrator,

•                  $  9.0 million for the SX-EW III project,

•                  $42.2 million for new projects infrastructure,

•                  $27.8 million for the new tailing disposal deposit at the Buenavista mine,

•                  $48.6 million for the Quebalix IV project,

•                  $24.8 million for the tailings discharge line to deposit and reclaimed water system at the Buenavista mine,

•                  $ 15.4 million at our IMMSA unit, and

•                  $158.3 million for various other replacement expenditures.

•                  $120.5 million of investments at our Peruvian operations:

•                  $8.6 million for the Toquepala concentrator expansion project,

•                  $25.0 million for the Heavy Mineral Management Optimizing Project in Cuajone,

•                  $5.8 million for the Tia Maria project,

•                  $1.5 million for licenses and other related cost for the new business planning system,

•                  $5.4 million for the Cuajone projects, and

•                  $74.2 million for various other replacement expenditures.

The six months ended June 30, 2015 investment activities include $234.8 million of net purchases of short-term investments.

Net cash (used in) provided from financing activities:

Net cash used in financing activities in the six months ended June 30, 2016 was $115.3 million, compared to $1,395.1 million provided from financing activities in the six months ended June 30, 2015. The first six months of 2016 included a dividend distribution of $61.9 million, compared to a distribution of $160.3 million in the same period of 2015. It also included a repurchase of 2.2 million of our common shares at a cost of $53.7 million, compared to a repurchase of 14.6 million of our common shares at a cost of $414.6 million in the same period of 2015.

The six months ended June 30, 2015 also included $2.0 billion from the issuance of unsecured notes in April 2015 net of underwriting discount and debt cost issuance. In addition, the 2015 period included both the draw-down of a short-term loan of $66 million and the repayment of the loan.

Dividends:

On May 24, 2016, we paid a quarterly dividend of $0.05 per share, totaling $38.7 million. On July 21, 2016, our Board of Directors authorized a quarterly dividend of $0.05 per share, expected to total $38.7 million, to be paid on August 25, 2016 to SCC shareholders of record at the close of business on August 11, 2016.

Capital Investment and Exploration Programs:

A discussion of our capital investment programs is an important part of understanding our liquidity and capital resources. We expect to meet the cash requirements for these capital investments from cash on hand, internally generated funds and from additional external financing if required. For information regarding our capital investment programs, please see the discussion under the caption “Capital Investment Programs” under this Item 2 and for our exploration activities, see Item 2 “Properties — Explorations Activities” on our 2015 Form 10-K for the year ended December 31, 2015.

Contractual Obligations:

The following information updates our significant contractual obligations disclosed in Part II, Item 7 of our Annual report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on February 26, 2016:

In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa will supply energy for the Peruvian operations related to the Toquepala Expansion and other minor projects for ten years starting on May 1, 2017 and ending after ten years of commercial operation of the Toquepala Expansion or on April 30, 2029; whichever happens first.

As a result of this new agreement, our contractual obligations to purchase energy increases as follows: 2017 - $1.8 million, 2018 - $13.8 million, 2019 and thereafter — $368.8 million. Amounts are based on our long-term estimated power costs, which are subject to change as energy generation costs change and our forecasted power requirements through the life of the agreements change.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 33) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our condensed consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$751.6	$1.53	$706.9	$1.83	$1,478.5	$1.52	$1,386.7	$1.81
Add:
Selling, general and administrative	23.6	0.05	25.0	0.07	49.9	0.05	49.8	0.07
Sales premiums, net of treatment and refining charges	8.7	0.02	(5.2)	(0.01)	8.8	0.01	(21.4)	(0.03)
Less:
Workers’ participation	(27.3)	(0.06)	(38.4)	(0.10)	(57.9)	(0.06)	(72.4)	(0.09)
Cost of metal purchased from third parties	(72.3)	(0.15)	(92.7)	(0.24)	(172.2)	(0.18)	(143.6)	(0.19)
Other cost of sales, net	(8.3)	(0.02)	(8.2)	(0.02)	(24.1)	(0.02)	(12.7)	(0.02)
Inventory change	19.9	0.04	58.8	0.14	85.3	0.09	91.8	0.12
Operating cash cost without by-products revenues	$695.9	$1.41	$646.2	$1.67	$1,368.3	$1.41	$1,278.2	$1.67
Add:
By-product revenues (1)	(236.6)	(0.48)	(197.8)	(0.51)	(418.7)	(0.43)	(446.0)	(0.58)
Net revenue on sale of metal purchased from third parties	(12.7)	(0.02)	(13.6)	(0.03)	(33.9)	(0.04)	(24.4)	(0.04)
Total by-product revenues	(249.3)	(0.50)	(211.4)	(0.54)	(452.6)	(0.47)	(470.4)	(0.62)

Operating cash cost, with by-product revenues	$446.6	0.91	$434.8	$1.13	$915.7	0.94	$807.8	$1.05

Total pounds of copper produced (in millions)	492.3		386.3		970.6		767.6

(1)                         By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Molybdenum	$(81.3)	$(0.17)	$(63.0)	$(0.16)	$(136.5)	$(0.14)	$(153.4)	$(0.20)
Silver	(57.3)	(0.12)	(48.1)	(0.13)	(105.7)	(0.11)	(96.9)	(0.13)
Zinc	(43.6)	(0.09)	(31.9)	(0.08)	(79.0)	(0.08)	(78.2)	(0.10)
Sulfuric Acid	(22.2)	(0.05)	(31.4)	(0.08)	(43.5)	(0.05)	(65.0)	(0.09)
Gold and others	(32.2)	(0.05)	(23.4)	(0.06)	(54.0)	(0.05)	(52.5)	(0.06)
Total	$(236.6)	$(0.48)	$(197.8)	$(0.51)	$(418.7)	$(0.43)	$(446.0)	$(0.58)

IMPACT OF NEW ACCOUNTING STANDARDS

In addition to that disclosed during the first quarter, during the second quarter of 2016, the Financial Accounting Standard Board (“FASB”) issued, among others, the following three new accounting updates to the Codification.

ASU 2016-10 — “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” was issued on April 14, 2016. This Update clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis.

The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09).

ASU 2016-12 — “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” was issued on May 9, 2016. The amendments in this Update address narrow-scope improvements to the guidance on collectibility, noncash consideration, and completed contracts at transition. Additionally, the amendments in this Update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers.

The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09).

ASU 2016-13 — “Financial Instruments — Credit Losses (Topic 326)” was issued on June 16, 2016. The main objective of this Update is to provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. It affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.

The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years and early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We do not expect this guidance to have material impact on our financial statements.

None of the aforementioned updates are expected to materially impact the Company’s consolidated financial information.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended June 30, 2016.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos.  Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the Peruvian sol or the Mexican peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Peru:
Peruvian inflation rate	0.4%	1.3%	1.5%	2.6%

Initial exchange rate	3.328	3.097	3.413	2.989
Closing exchange rate	3.292	3.179	3.292	3.179
Appreciation/(devaluation)	1.1%	(2.6)%	3.6%	(6.4)%

Mexico:
Mexican inflation rate	(0.7)%	(0.6)%	0.3%	(0.1)%

Initial exchange rate	17.402	15.154	17.207	14.718
Closing exchange rate	18.911	15.568	18.911	15.568
Appreciation/(devaluation)	(8.7)%	(2.7)%	(9.9)%	(5.8)%

Change in monetary position:

Assuming an exchange rate variance of 10% at June 30, 2016 we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows ($ in millions):

Effect on net earnings
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$(1.0)
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$1.2
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(5.8)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$7.1

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

Short-term Investment:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended June 30, 2016.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2016, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2016, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.              Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.              Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company initiated a restructuring plan related to certain functions of the entity including consolidation of certain financial processes. This initiative considers different phases, focusing on decisions about an appropriate administrative workforce size, skill requirements, changes in management structure (including staff location and relocation), impact analysis, assessments and adjustments of policies and procedures to preserve the segregation of duties and the integrity of the internal control structure.  As part of the plan, the Company initiated a consolidation of certain financial processes from SCC Mexican and Peruvian operations into a shared-services center. The overall goal is to improve the sustainable earnings potential, asset utilization and operational performance through standardization of processes and synergies.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of June 30, 2016, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the condensed consolidated interim financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

August 1, 2016

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

There have been no material changes to our risk factors during the first six months ended June 30, 2016. For additional information on risk factors, refer to “Risk Factors” included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

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

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost
From	To	Purchased	Share	Announced Plan	@ $26.98 (*)	($ in millions)
2008	2012	46,914,486	$18.72	46,914,486		$878.1
2013		10,245,000	27.47	57,159,486		281.4
2014		22,711,428	30.06	79,870,914		682.8
2015		36,689,052	27.38	116,559,966		1,004.4
2016
01/01/16	01/31/16	2,235,200	24.05	118,795,166		53.7
Total first quarter		2,235,200	24.05			53.7

Total purchased		118,795,166	$24.41		3,692,493	$2,900.4

(*) NYSE closing price of SCC common shares at June 30, 2016.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.8% as of June 30, 2016.

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

4.2

(a) Indenture governing $600-million 7.500% Notes due 2035, by and among Southern Copper Corporation, the Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 1, 2005) and incorporated herein by reference).
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

10.1

Form of Directors’ Stock Award Plan of the Company, as amended (Filed as Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (Registration Statement No. 333-150982) filed on May 28, 2016 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2016 and 2015; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iii) the Condensed Consolidated Balance Sheet at June 30, 2016 and December 31, 2015; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2016 and 2015; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

August 1, 2016

/s/ Raul Jacob
Raul Jacob
Vice President, Finance and Chief Financial Officer

August 1, 2016

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

10.1

Form of Directors’ Stock Award Plan of the Company, as amended (Filed as Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (Registration Statement No. 333-150982) filed on May 28, 2016 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2016 and 2015; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iii) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (iv) the Condensed

Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and 2015; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.