Form 10-Q
period 2016-09-30
SOUTHERN COPPER CORP/
filed 2016-11-08
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2016

or

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

As of October 31, 2016 there were outstanding 773,016,469 shares of Southern Copper Corporation common, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

INDEX TO FORM 10-Q

		Page No.

Part I. Financial Information:

Item. 1	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2016 and 2015	3

	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015	4

	Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	5

	Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 and 2015	6

	Notes to Condensed Consolidated Financial Statements	7-31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32-50

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	51-52

Item 4.	Controls and procedures	53

	Report of Independent Registered Public Accounting Firm	54

Part II. Other Information:

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	55

Item 4.	Mine Safety Disclosures	55

Item 6.	Exhibits	56-57

	Signatures	58

	List of Exhibits	59-61

Exhibit 15	Independent Accountants’ Awareness Letter	62

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	63

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	64

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	65

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	65

Exhibit 101

Financial statements for the three and nine months ended September 30, 2016 Formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

		Submitted electronically with this report

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net sales (including sales to related parties, see Note 8)	$1,400.7	$1,133.6	$3,980.8	$3,791.3
Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	831.4	670.8	2,309.9	2,057.4
Selling, general and administrative	22.7	23.6	72.5	73.4
Depreciation, amortization and depletion	174.5	131.6	474.3	373.8
Exploration	9.7	13.7	30.4	36.2
Environmental remediation	—	7.0	—	23.5
Total operating costs and expenses	1,038.3	846.7	2,887.1	2,564.3

Operating income	362.4	286.9	1,093.7	1,227.0

Interest expense	(91.5)	(92.4)	(270.9)	(244.1)
Capitalized interest	18.4	27.6	50.8	99.5
Other income (expense)	9.6	(4.3)	14.9	(9.6)
Interest income	1.8	2.9	6.0	8.4
Income before income taxes	300.7	220.7	894.5	1,081.2

Income taxes (see note 5)	111.2	125.3	305.4	411.6
Net income before equity earnings of affiliate	189.5	95.4	589.1	669.6
Equity earnings of affiliate, net of income tax	8.7	4.0	17.4	9.5
Net income	198.2	99.4	606.5	679.1
Less: Net income attributable to non-controlling interest	0.6	1.0	1.9	3.5
Net income attributable to SCC	$197.6	$98.4	$604.6	$675.6

Per common share amounts attributable to SCC:
Net earnings – basic and diluted	$0.26	$0.12	$0.78	$0.85
Dividends paid	$0.05	$0.10	$0.13	$0.30
Weighted average common shares outstanding – basic and diluted	773.6	793.2	773.7	798.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income and comprehensive income	$198.2	$99.4	$606.5	$679.1

Comprehensive income attributable to non-controlling interest	0.6	1.0	1.9	3.5
Comprehensive income attributable to SCC	$197.6	$98.4	$604.6	$675.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)

	September 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$511.5	$274.5
Restricted cash	3.8	4.3
Short-term investments	100.8	603.5
Accounts receivable trade	563.7	448.6
Accounts receivable other (including related parties 2016 - $40.6 and 2015 - $15.8)	100.6	102.6
Inventories	972.6	857.2
Prepaid taxes	249.3	165.8
Other current assets	47.5	27.7
Total current assets	2,549.8	2,484.2

Property and mine development, net	8,581.4	8,262.8
Ore stockpiles on leach pads	786.6	752.3
Intangible assets, net	152.9	155.1
Related parties receivable	—	111.2
Deferred income tax	767.0	614.2
Equity method investment	83.7	76.1
Other assets	141.6	137.3
Total assets	$13,063.0	$12,593.2

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2016 - $70.0 and 2015 - $69.3)	549.4	646.6
Accrued income taxes	121.0	39.2
Accrued workers’ participation	97.3	124.9
Accrued interest	135.5	87.1
Other accrued liabilities	31.9	22.4
Total current liabilities	935.1	920.2

Long-term debt	5,953.5	5,951.5
Deferred income taxes	196.0	196.0
Other liabilities and reserves	33.5	35.4
Asset retirement obligation	210.4	190.9
Total non-current liabilities	6,393.4	6,373.8

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock	8.8	8.8
Additional paid-in capital	3,357.3	3,349.8
Retained earnings	5,316.1	4,812.1
Accumulated other comprehensive income	1.1	1.1
Treasury stock, at cost, common shares	(2,987.0)	(2,908.9)
Total Southern Copper Corporation stockholders’ equity	5,696.3	5,262.9
Non-controlling interest	38.2	36.3
Total equity	5,734.5	5,299.2

Total liabilities and equity	$13,063.0	$12,593.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

OPERATING ACTIVITIES
Net income	$198.2	$99.4	$606.5	$679.1
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	174.5	131.6	474.3	373.8
Equity earnings of affiliate, net of dividends received	(5.3)	(2.0)	(7.5)	(4.2)
Loss (gain) on currency transaction effect	1.6	4.7	(6.5)	(14.5)
(Benefit) provision for deferred income taxes	(77.1)	1.6	(130.9)	(63.3)
Other, net	7.6	0.7	21.4	2.0

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(86.5)	61.2	(115.0)	120.3
(Increase) in inventories	(3.4)	(74.1)	(149.7)	(182.0)
Increase (decrease) in accounts payable and accrued liabilities	153.1	49.7	53.6	(99.6)
(Increase) decrease in other operating assets and liabilities	(55.6)	(10.9)	(110.3)	5.5
Net cash provided by operating activities	307.1	261.9	635.9	817.1

INVESTING ACTIVITIES
Capital investments	(275.6)	(316.2)	(840.5)	(845.9)
Payments to acquire business, net of cash acquired	—	(100.4)	—	(100.4)
Proceeds from sale (purchase) of short-term investments, net	(2.6)	(308.8)	502.7	(543.6)
Loan repaid by related parties	74.8	—	111.2	—
Sale of property	1.3	0.2	2.6	3.2
Net cash used in investing activities	(202.1)	(725.2)	(224.0)	(1,486.7)

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	—	—	2,045.8
Repayments of debt	—	(200.0)	—	(266.0)
Payments of debt issuance costs	—	(2.0)	—	(11.7)
Cash dividends paid to common stockholders	(38.7)	(79.5)	(100.6)	(239.8)
Distributions to non-controlling interest	—	(0.1)	—	(0.5)
Repurchase of common shares	(18.0)	(309.8)	(71.7)	(724.4)
Other	—	—	0.3	0.3
Net cash (used in) provided by financing activities	(56.7)	(591.4)	(172.0)	803.7

Effect of exchange rate changes on cash and cash equivalents	10.7	(13.1)	(2.9)	6.4

Increase (decrease) in cash and cash equivalents	59.0	(1,067.8)	237.0	140.5

Cash and cash equivalents, at beginning of period	452.5	1,572.3	274.5	364.0
Cash and cash equivalents, at end of period	$511.5	$504.5	$511.5	$504.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At September 30, 2016, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company’s Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2016 and the results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year. The December 31, 2015 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (U.S. GAAP). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2015 and notes included in the Company’s 2015 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At September 30, 2016	At December 31, 2015
Trading securities	$98.3	$600.2
Weighted average interest rate	1.34%	0.71%

Available-for-sale	$2.5	$3.3
Weighted average interest rate	0.80%	0.72%
Total	$100.8	$603.5

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and at September 30, 2016 and December 31, 2015, included corporate bonds and asset and mortgage backed obligations. As of September 30, 2016 and December 31, 2015, gross unrealized gains and losses on available for sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings. The Company also redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category ($ in millions):

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
Trading securities:
Interest earned	$0.3		$0.4		$1.0		$0.9
Unrealized gain (loss) at the end of the period	0.3		(*	)	0.3		(*	)

Available-for-sale:
Interest earned	(*	)	(*	)	(*	)	(*	)
Investment redeemed	$0.3		$0.2		$0.8		$0.8

(*) Less than $0.1 million

NOTE 3 - INVENTORIES:

Inventories were as follows ($ in millions):

	At September 30, 2016	At December 31, 2015
Inventory, current:
Metals at average cost:
Finished goods	$115.8	$104.1
Work-in-process	196.5	188.6
Ore stockpiles on leach pads	304.2	243.2
Supplies at average cost	356.1	321.3
Total current inventory	$972.6	$857.2

Inventory, non-current:
Ore stockpiles on leach pads	$786.6	$752.3

During the nine months ended September 30, 2016 and 2015, total leaching costs added as non-current inventory of ore stockpiles on leach pads amounted to $329.4 million and $360.0 million, respectively. Leaching inventories recognized in cost of sales amounted to $234.1 million and $172.8 million for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 4- ACQUISITION OF EL PILAR MINE:

On July 6, 2015, the Company acquired 100% of the outstanding stock of Recursos Stingray de Cobre, S.A. de C.V. for $100.0 million, a company incorporated under the laws of Mexico whose principal holding is a 100% interest in the El Pilar mine concession. In the Company’s consolidated financial statements for the year ended December 31, 2015, amounts related to the acquisition were still provisional as the purchase was still in the measurement period. This period ended in the third quarter of 2016 and final amounts were determined as follows:

Recognized amounts of identifiable assets acquired and liabilities assumed ($ in million)

	At September 30, 2016	At December 31, 2015
Cash	$0.1	$0.1
Trade accounts receivable	0.3	0.3
Mining assets	57.2	93.0
Value beyond proven and probable mineral reserves	29.5	—
Exploration cost	7.5	10.5
Deferred income tax asset	5.5	—
Deferred income tax liability	(25.0)	(24.7)
Trade accounts payable	(0.1)	(3.6)
Total identifiable net assets	75.0	75.6

Goodwill	25.0	24.4

Total paid	$100.0	$100.0

The Company has recorded goodwill of $25.0 million, representing the amount of the purchase price in excess of the fair value of the net assets acquired. This goodwill is attributable to future benefits that the Company expects to realize from the mine and will not be deductible for income tax purposes.

NOTE 5 — INCOME TAXES:

The income tax provision and the effective income tax rate for the nine months of 2016 and 2015 consisted of ($ in millions):

	2016	2015
Statutory income tax provision	$268.5	$366.8
Peruvian royalty	—	3.0
Mexican royalty	29.4	22.8
Peruvian special mining tax	7.5	19.0
Income tax provision	$305.4	$411.6

Effective income tax rate	34.1%	38.1%

These provisions include income taxes for Peru, Mexico and the United States. In addition, a Mexican royalty tax, a portion of the Peruvian royalty tax and the Peruvian special mining tax are included in the income tax provision. The effective income tax rate decreased by 4.0% from the 2015 nine-month period to the comparable 2016 period, of which approximately 1% is related to a reduction in the Peruvian special mining tax due to lower SCC Peruvian branch earnings. The remaining decrease of 3% is primarily due to a reduction in estimated prior year creditable foreign taxes at the SCC Peruvian branch and from lower tier Mexican subsidiaries. At December 31, 2015 the Company had approximately $187.4 million of net foreign tax credit carryforwards that can be used to offset taxable income in future periods and reduce the Company´s income taxes payable in those periods. These credits will expire if they are not used within certain periods. At this time, the Company considers it more likely than not that it will have sufficient taxable income in the future that will allow to utilize these credits. However, if metal prices continue to decline, it is possible that some or all of the credits could ultimately expire unused and require a valuation allowance that could materially increase tax expense.

Peruvian royalty tax: The mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $12.2 million and $18.5 million of royalty charge in the nine months of 2016 and 2015, respectively, of which $3.0 million was included in income taxes in 2015; no amounts were included in income tax in the nine months of 2016.

Peruvian special mining tax: This tax is based on operating income at rates ranging from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until

85% of operating income is reached. The Company has accrued $7.5 million and $19.0 million of special mining tax as part of the income tax provision for the nine months of 2016 and 2015, respectively.

Peruvian income tax rate: In 2014, the Peruvian government enacted tax law changes to both the income tax and dividend tax rates that became effective on January 1, 2015. The new rates are as follows:

Year	Income Tax Rate	Dividend Tax Rate
2015- 2016	28%	6.8%
2017- 2018	27%	8.0%
2019 and later	26%	9.3%

Mexican mining royalty: In December 2013, the Mexican government enacted a new law which, among other things, established a mining royalty charge of 7.5% on earnings before taxes as defined by Mexican tax regulations and an additional royalty charge of 0.5% over gross income from sales of gold, silver and platinum. The Company has accrued $29.4 million and $22.8 million of royalty taxes as part of the income tax provision for the nine months of 2016 and 2015, respectively.

Accounting for uncertainty in income taxes: In the third quarter and nine months of 2016, there were no changes in the Company’s uncertain tax positions.

NOTE 6 — PROVISIONALLY PRICED SALES:

At September 30, 2016, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the September 30, 2016 market price per pound. These sales are subject to final pricing based on the average monthly copper prices on the London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at September 30, 2016:

	Sales volume (million lbs.)	Priced at (per pound)	Month of settlement
Copper	206.3	$2.20	From October 2016 to December 2016
Molybdenum	15.8	$7.00	From October 2016 to January 2017

The provisional sales price adjustment included in accounts receivable and net sales at September 30, 2016 includes a positive adjustment of $3.5 million for copper and a negative adjustment of $1.1 million for molybdenum.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 7 - ASSET RETIREMENT OBLIGATION:

The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation. The accepted value of the Lima office building, for this purpose, is $27.8 million. Through September 2016, the Company has provided guarantees of $21.7 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units.

In 2010, the Company announced to the Mexican federal environmental authorities its closure plans for the copper smelter plant at San Luis Potosi. In order to transform an environmental liability into an asset, the Company initiated a program for plant demolition and soil remediation with a budget of $66.2 million, of which the Company has spent $65.7 million through September 30, 2016. Plant demolition and construction of a confinement area at the south of the property were completed in 2012. In accordance with remediation goals previously approved by environmental authorities, soil remediation and on-site encapsulation on a second confinement area of impacted soils has been completed. Confirmation sampling was successfully completed. On September 2, 2016, the environmental authorities approved the conclusion of the remediation effort. A decision will be made on whether to sell or develop the property.

The overall cost recognized for mining closure in Mexico includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities.

The following table summarizes the asset retirement obligation activity for the nine months ended September 30, 2016 and 2015 ($ in millions):

	2016	2015
Balance as of January 1	$190.9	$116.1
Changes in estimates	—	—
Payments	(1.7)	(15.3)
Accretion expense	21.2	13.1
Balance as of September 30,	$210.4	$113.9

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

Receivable and payable balances with related parties are shown below ($ in millions):

	At September 30, 2016	At December 31, 2015
Related parties receivable current:
Asarco LLC	$7.7	$—
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	1.3	0.7
Ferrocarril Mexicano S.A. de C.V.	—	0.2
Grupo Mexico	4.9	0.6
Mexico Generadora de Energia S. de R.L. (“MGE”)	25.3	13.9
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	1.2	0.3
Operadora de Generadoras de Energia Mexico S.A. de C.V.	—	0.1
Operadora de Cinemas S.A. de C.V.	0.2	—
	$40.6	$15.8

Related parties receivable non-current:
MGE	$—	$111.2

Related parties payable:
Asarco LLC	$37.8	$20.6
Eolica El Retiro, S.A.P.I. de C.V.	0.1	0.1
Ferrocarril Mexicano S.A. de C.V.	0.1	—
Grupo Mexico	1.4	12.0
MGE	18.4	23.0
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	9.8	11.8
Boutique Bowling de Mexico S.A. de C.V.	—	0.2
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	1.0	0.5
Operadora de Cinemas S.A. de C.V.	0.3	0.2
Breaker S.A. de C.V. and affiliates (“Breaker”)	0.3	0.3
Higher Technology S.A.C.	0.6	—
Servicios y Fabricaciones Mecanicas S.A.C.	0.2
Sempertrans and affiliates	—	0.6
	$70.0	$69.3

Purchase and sale activity:

Grupo Mexico and its affiliates:

The following table summarizes the purchase and sales activities with Grupo Mexico and its affiliates in the nine months ended September 30, 2016 and 2015 (in millions):

	2016	2015
Purchase activity
Asarco LLC	$26.9	$23.9
Compania Perforadora Mexico S.A.P.I. de C.V and affiliates	—	0.3
Eolica El Retiro, S.A.P.I. de C.V.	0.8	7.1
Ferrocarril Mexicano S.A de C.V.	33.9	17.8
Grupo Mexico	15.0	10.4
MGE	171.3	97.1
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	47.1	44.2
Total purchases	$295.0	$200.8

Sales activity
Asarco LLC	$37.0	$71.7
Compania Perforadora Mexico S.A.P.I. de C.V and affiliates	0.5	0.4
Grupo Mexico	0.6	0.1
MGE	72.6	64.3
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.3	0.7
Total sales	$111.0	$137.2

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

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants. That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%. In the first quarter of 2012, Controladora de Infraestructura Energetica Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As a consequence of this change in control, MGE became an indirect subsidiary of Grupo Mexico. Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt. At December 31, 2012, the outstanding balance of $184.0 million was restructured as subordinated debt of MGE with an interest rate of 5.75%. In the third quarter of 2016, MGE repaid the outstanding balance of the debt. Related to this loan, the Company recorded interest income of $4.2 million and $7.0 million in the nine months ended September 30, 2016 and 2015, respectively.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE completed construction of its first power plant in June 2013 and the second plant in the second quarter of 2014. These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts. The first plant began supplying power to the Company in December 2013, and the second plant began to supply power in June 2015. MGE is supplying approximately 12% of its power output to third-party energy users.

On August 4, 2014, Mexico Generadora de Energia Eolica S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, which is located in Oaxaca, Mexico, acquired Eolica El Retiro, S.A.P.I de C.V. (“Eolica el Retiro”). Eolica el Retiro is a windfarm with 37 wind turbines. In 2014, Eolica el Retiro started to sell power to IMMSA, one of our Mexican subsidiaries groups. During the nine months of 2016, approximately 11% of Eolica El Retiro’s power was sold to IMMSA, the rest of its power output was sold to third-party energy users, including the Federal Electricity Commission.

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

Companies with relationships with the controlling group:

The following tables summarize the purchase and sales activities with other Larrea family companies in the nine months ended September 30, 2016 and 2015 (in millions):

	2016	2015
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.3	$—
Mextransport	1.5	1.1
Operadora de Cinemas S.A. de C.V.	0.5	—
Total purchases	$2.3	$1.1

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.2	$—
Mextransport	0.4	0.3
Operadora de Cinemas S.A. de C.V.	0.1	—
Total sales	$0.7	$0.3

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

Companies with relationships with SCC executive officers:

The following table summarizes the purchase activities with companies with relationships to SCC executive officers in the nine months ended September 30, 2016 and 2015 (in millions):

	2016	2015
Breaker	$0.5	$3.8
Higher Technology S.A.C.	1.0	1.1
Pigoba S.A. de C.V.	0.1	—
Sempertrans and affiliates	—	0.5
Servicios y Fabricaciones Mecanicas S.A.C.	0.4	0.5
Total purchases	$2.0	$5.9

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

The Company´s Mexican operations purchased industrial material and services from Breaker, a company in which Mr. Jorge Gonzalez, son-in-law of SCC’s Chief Executive Officer, has a proprietary interest.

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

The components of the net periodic benefit costs for the nine months ended September 30, 2016 and 2015 are as follows (in millions):

	2016	2015
Service cost	$0.6	$0.7
Interest cost	0.7	0.7
Expected return on plan assets	(1.8)	(2.4)
Amortization of net loss (gain)	0.2	(0.1)
Amortization of prior service cost	0.1	0.1
Net periodic benefit cost	$(0.2)	$(1.0)

Post-retirement health care plan

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

The components of the net periodic benefit cost for the nine months ended September 30, 2016 and 2015 are as follows (in millions):

	2016		2015
Interest cost	$0.4		$1.0
Amortization of net (gain)	(0.3)		(0.2)
Amortization of prior service cost (credit)	(*	)	(*	)
Net periodic benefit cost	$0.1		$0.8

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

Environmental capital investments in the nine months ended September 30, 2016 and 2015 were as follows ($ in millions):

	2016	2015
Peruvian operations	$58.7	$60.8
Mexican operations	101.2	15.4
	$159.9	$76.2

Peruvian operations: The Company’s operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through the Ministry of Environment (“MINAM”) conducts annual audits of the Company’s Peruvian mining and metallurgical operations. Through these environmental audits, matters related to environmental obligation, compliance with legal requirements, atmospheric emissions, effluent monitoring and waste management are reviewed. The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations. Peruvian law requires that companies in the mining industry provide assurances for future mine closure and remediation. In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM. See Note 7 “Asset retirement obligation,” for further discussion of this matter. In accordance with the requirements of the law, in 2015 the Company submitted the closure plans for the Tia Maria project and for the Toquepala expansion. The process of review and approval of closure plans usually takes several months. In March 2016, MINEM approved the Mining Closure Plan for the Toquepala expansion project. The closure plan for the Tia Maria project is pending approval.

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

In 2013, the Peruvian government enacted new soil environmental quality standards (“SQS”) applicable to any existing facility or project that generates or could generate risk of soil contamination in its area of operation or influence. In March 2014, MINAM issued a supreme decree, which establishes additional provisions for the gradual implementation of SQS. Under this rule the Company had twelve months to identify contaminated sites in and around its facilities and present a report of identified contaminated sites. This report was submitted to MINEM in April 2015. After a review, MINEM should evaluate and issue a report to the Company, which will allow it to continue to the next phase. Currently, the Company is awaiting an official response from MINEM. Once MINEM notifies the Company, it must prepare a characterization study to determine the depth, extent and physio-chemical composition of the contaminated areas and to define an appropriate remediation plan and the time-frame in which it will take place. In addition, the Company must submit for approval a Soil Decontamination Plan (SDP) within 24 months after being notified by the authority. This SDP shall include remediation actions, a schedule and compliance deadlines. Also under this rule, if deemed necessary and given reasonable justification, the Company may request a one year extension for the decontamination plan.

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

The National Water Commission, the Federal Commission for the Protection of Sanitary Risk and PROFEPA initiated administrative proceedings regarding the spill to determine possible environmental and health damages. On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against BVC in order to determine those responsible for the environmental damages. The Company is vigorously defending itself against this complaint. As of September 30, 2016, the case remains in the procedural stages and is pending resolution.

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

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Four of the collective action lawsuits have been dismissed by the court. The plaintiffs in these six lawsuits are: Acciones Colectivas de Sinaloa, A.C. which established two collective actions (one of which was dismissed on September 26, 2016); Filiberto Navarro Soto et al (dismissed on July 14, 2015); Defensa Colectiva A.C. (dismissed on August 7, 2015); Ismael Navarro Babuca et al (dismissed on August 17, 2015); and Ana Luisa Salazar Medina et al. which has been granted a collective action certification and the plaintiffs have requested cautionary measures on the construction of facilities for the monitoring of public health services and the prohibition of the closure of the Río Sonora Trust.

For a description of the regulations related to collective actions in Mexico, please refer to the 2011 amendments to the CFPC described above.

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

During 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of those lawsuits are: Francisca Garcia Enriquez, et al which established two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the first quarter of 2016, an additional constitutional lawsuit, claiming same damages was filed by Oscar Encinas Gamez et al; and during the third quarter of 2016, three additional constitutional lawsuits, claiming same damages were filed by Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al.

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

As of September 30, 2016, BVC estimated total damages at $136.4 million, of which $42.3 million was paid with the Company’s funds, and approximately one billion Mexican pesos (approximately $74.9 million) was deposited in the trust. These funds have been available and are being used to compensate claims as they arise. This deposit was classified as restricted cash and was recorded as an operating expense in the Company’s results.

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

On June 9, 2009, the Branch filed a proceeding of relief before a civil court in Peru seeking the nullity of the 2009 Supreme Court decision and, in a separate proceeding, a request for a precautionary measure. The civil court rendered a favorable decision on the nullity and the precautionary measure, suspending the enforcement of the Supreme Court decision, for the reasons indicated above and other reasons. In February 2012, the Branch was notified that the civil court had reversed its prior decisions. On appeal by the Peruvian Branch the Superior Court affirmed the lower court’s decisions regarding the nullity of the 2009 Supreme Court decision and the precautionary measure. As a result, the nullity of the precautionary measure became final and is not appealable. However, the nullity of the 2009 Supreme Court decision was appealed by the Branch before the Constitutional Court. On April 10, 2014, the Constitutional Court denied the Company’s appeal and affirmed the lower court’s decision.

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

On October 4, 2016, the Superior Court issued Resolution N.10 which ruled that SCC’s assertion that the plaintiffs had participated in each of the labor share exchange transactions has not been proven. Hence, an expert must be engaged to establish which plaintiffs received the labor shares; to determine who are the holders of the current investment share certificates; determine the dividend amounts that have been generated by such shares and to identify the plaintiffs who have collected the dividends. The court also ruled that the seizure of the corporation’s investment shares was unfounded.

This ruling is important because it recognizes that the value of the original labor shares was affected by the fluctuations in Peruvian currency, which changed over time from the original “sol de oro” to the “inti”, and subsequently to the “Nuevo sol” or currently simply referred to as the “sol”. Such fluctuation affected the value of a Labor share on a 10 to 1 exchange ratio, and the value of the investment shares, at an exchange ratio of 1,000 to 1.

If the recent ruling of the Superior Court is upheld on appeal, SCC’s Peruvian Branch believes that the experts review will prove the validity of the Branch´s assertions that it fulfilled its obligations to the plaintiffs.  Additionally, if upheld on appeal the Court’s recognition of the exchange ratio of the original 1980 labor shares to today´s investment shares, makes the final result of this matter not material for the Company.

2)                   In addition, there are filed against SCC’s Branch the following lawsuits, involving approximately 800 plaintiffs, which seek the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends: (1) Armando Cornejo Flores and others v. SCC’s Peruvian Branch (filed May 10, 2006); (2) Alejandro Zapata Mamani and others v. SCC’s Peruvian Branch (filed June 27, 2008); (3) Edgardo Garcia Ataucuri, in representation of 216 of SCC’s Peruvian Branch former workers, v. SCC’s Peruvian Branch (filed May 2011); (4) Juan Guillermo Oporto Carpio v. SCC’s Peruvian Branch (filed August 2011); (5) Rene Mercado Caballero v. SCC’s Peruvian Branch (filed November 2011); (6) Enrique Salazar Alvarez and others v. SCC’s Peruvian Branch (filed December 2011); (7) Armando Cornejo Flores, in representation of 37 of SCC’s Peruvian Branch former workers v. SCC’s Peruvian Branch (filed March 2012); (8) Porfirio Ochochoque Mamani and others v. SCC’s Peruvian Branch (filed July 2012); (9) Alfonso Claudio Flores Jimenez and others v. SCC’s Peruvian Branch (filed July 2013); (10) Edgardo Garcia Ataucuri in representation of 104 of SCC´s Peruvian Branch former workers (filed March 2015); (11) Nicolas Aurelio Sueros Benavente v. SCC’s Peruvian Branch (filed May 2015); (12) Victor Raul Marquez Cano v. SCC’s Peruvian Branch (filed June 2015) and (13) Armando Cornejo Flores in representation of five former workers of SCC’s Peruvian Branch v. SCC’s Peruvian Branch (filed September 2016). SCC’s Peruvian Branch has answered the complaints and denied the validity of the asserted claims.

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

Related to the “Virgen Maria” mining concessions, the Company is party to the following lawsuit:

•                  Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”): In August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Excomet. The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch. In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders’ meeting. Excomet was at the time owner of the “Virgen Maria” mining concession. In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations. On appeal by the plaintiffs, the superior court reversed the lower court’s decision and remanded it to the lower court for further proceedings. In August 2015, the lower court dismissed the case on the grounds that the plaintiffs had not proven the alleged unfairness of the negotiations. The plaintiffs appealed this resolution before the Superior Court. In September 2016, the Superior Court confirmed the lower court’s resolution. The plaintiffs may appeal this last resolution before the Supreme Court.

The Company asserts that this lawsuit is without merit and is vigorously defending against it.

The Tia Maria Mining Project

There are four lawsuits filed against the Peruvian Branch of the Company related to the Tia Maria project. The lawsuits seek (i) to declare null and void the resolution which approved the Environmental Impact Assessment of the project; (ii) the cancellation of the project and the withdrawal of mining activities in the area and (iii) to declare null and void the beneficiation concession application of the Tia Maria project. The lawsuits were filed by Messrs. Jorge Isaac del Carpio Lazo, Ernesto Mendoza Padilla, Nicolas Belfiore Nicolini and Juan Alberto Guillen Lopez.

The Company asserts that these lawsuits are without merit and is vigorously defending against them.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams with proper governmental authorization, since 1995. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of September 30, 2016, the case remains pending resolution without further developments.

Carla Lacey and Barbara Siegfried, on behalf of themselves and all other similarly situated stockholders of Southern Copper Corporation, and derivatively on behalf of Southern Copper Corporation

A purported class action derivative lawsuit filed in the Delaware Court of Chancery was served on the Company and its Directors in February 2016 relating to the 2012 capitalization of 99.999% of MGE by Controladora de Infraestructura Energetica Mexico, S.A. de C.V., an indirect subsidiary of Grupo Mexico (the “CIEM Capitalization”), the Company’s entry into a power purchase agreement with MGE in 2012 (the “MGE Power Purchase Agreement”), and the 2012 restructuring of a loan from the Company’s Mexican Operations to MGE for the construction of two power plants to supply power to the Company’s Mexican operations (the “MGE Loan Restructuring”). The action purports to be brought on behalf of the Company and its common stockholders. The complaint alleges, among other things, that the CIEM Capitalization, the MGE Power Purchase Agreement and the MGE Loan Restructuring were the result of breaches of fiduciary duties and the Company’s charter. The Company has filed a response denying these allegations and is currently in the discovery process.

Labor matters:

Peruvian operations: Approximately 74% of the Company’s 3,366 Peruvian workers were unionized at September 30, 2016. Currently, there are five separate unions, one large union and four smaller unions. In the first quarter of 2016, the Company signed three-year agreements with all five unions. These agreements include, among other things, annual salary increases of 5% for each of the three years.

The Company has not had any labor stoppages at its Peruvian operations as of the nine months ending September 30, 2016.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

However, the workers of the San Martin and Taxco mines, are still under the National Mining Union and have been on strike since July 2007. On December 10, 2009, a federal court confirmed the legality of the San Martin strike. In order to recover the control of the San Martin mine and resume operations, the Company filed a court petition on January 27, 2011 requesting that the court, among other things, define the termination payment for each unionized worker. The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition. On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition. In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court. On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal. The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker. A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin. As of September 30, 2016, the case remains pending resolution without further developments.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers at the mine (including termination of the related collective bargaining agreement). On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. The mining union appealed the labor court ruling before a federal court. In September 2011, the federal court accepted the union’s appeal and remanded the case to the federal labor court for reconsideration. After several legal proceedings on January 25, 2013, the Company filed a new proceeding before the labor court. On June 16, 2014, the labor court denied the petition of the Company. The resolution issued by the labor court was challenged by the Company before a federal court. In August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. Considering this new decision of the Supreme Court, there could be grounds for a favorable decision to end the protracted strike at the Taxco mine. As of September 30, 2016, the case remains pending resolution without further developments.

It is expected that operations at these mines will remain suspended until these labor issues are resolved.

In view of these lengthy strikes, the Company has reviewed the carrying value of the San Martin and Taxco mines to ascertain whether impairment exists. The Company concluded that there is a non-material impairment of the assets located at these mines.

Excluding the San Martin and Taxco mines, the Company has not had any labor stoppages at its Mexican operations as of the nine months ending September 30, 2016.

Other legal matters:

The Company is involved in various other legal proceedings incidental to its operations, but the Company does not believe that decisions adverse to it in any such proceedings, individually or in the aggregate, would have a material effect on its financial position or results of operations.

Other commitments:

Peruvian Operations

Tia Maria:

On August 1, 2014, the Company received the final approval of Tia Maria´s Environmental Impact Assessment (“EIA”). However, the issuance of the project´s construction permit has been delayed due to pressures from anti-mining groups. In 2016, the Company has continued working with community groups in order to resolve open issues concerning the project.

Tia Maria´s project budget is approximately $1.4 billion of which $362.8 million has been invested through September 30, 2016. When completed, it is expected to produce 120,000 tons of copper cathodes per year. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and consequently, no emissions are released into the atmosphere. The project will only use seawater, transporting this more than 25 kilometers to 1,000 meters above sea level, and includes a desalinization plant which will be constructed at a cost of $95 million. Consequently, the Tambo river water resources and the water resources from the wells in the area will be used solely for farming and human consumption.

The Company expects the project to generate 3,500 jobs during the construction phase. When in operation, Tia Maria will directly employ 600 workers and indirectly another 2,000. Through its expected twenty-year life, the project related services will create significant business opportunities in the Arequipa region.

In view of the delay in this project, the Company has reviewed the carrying value of this asset to ascertain whether impairment exists. Should the Tia Maria project not resume operations, the Company is confident that most of the project equipment will continue to be used productively, through reassignment to other mine locations operated by the Company. The Company believes that an impairment loss, if any, will not be material.

Toquepala Concentrator Expansion:

In April 2015, the construction permit for the Toquepala expansion project was approved by the MINEM. The project budget is $1.2 billion, of which $476.6 million has been expended through September 30, 2016. When completed, this expansion project is expected to increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum.

Corporate Social Responsibility:

The Company has a corporate social responsibility policy to promote local sustainable development in the regions where it develops its mining operations. The objective of this policy is to integrate with local communities in the areas of Company influence, promote dialogue to achieve sustainable development while maintaining the continuity of operations. To reinforce these initiatives, the Peruvian National Government promotes “development roundtables” where the national, regional and local authorities participate in conjunction with local organized community groups and Company representatives to identify initiatives for regional development. Accordingly, the Company participates in various roundtables as follows:

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/ 400.0 million (approximately $118 million).

Moquegua Region: In connection with the Cuajone operations, the Company is part of a “development roundtable” which is discussing the creation of a development fund. While the fund amount is not yet settled, the Company has committed to contribute S/ 108.5 million (approximately $32 million) in advance, for an important landmark educational project which is benefiting the Moquegua children and teachers.

Arequipa Region: In connection with the Tia Maria project, the Company has offered to fund technical studies for S/ 38 million (approximately $11 million) in cooperation with the regional and local authorities, to promote social and infrastructure projects for the benefit of the Tia Maria’s neighboring communities.

These commitments are subject to the continuity of the respective mine operations and, as such, are not present obligations of the Company, therefore, the Company has not recorded a liability on its condensed consolidated financial statements.

Power purchase agreements:

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

Mexican operations

Power purchase agreements:

•                  MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 8 “Related party transactions”.

Corporate operations

Commitment for Capital projects:

As of September 30, 2016, the Company has committed approximately $308.2 million for the development of its capital investment projects at its operations.

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

Financial information relating to Southern Copper’s segments is as follows ($ in millions):

	Three Months Ended September 30, 2016
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$865.0	$94.9	$440.8	$—	$1,400.7
Intersegment sales		19.0		(19.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	462.6	73.8	341.8	(46.8)	831.4
Selling, general and administrative	11.3	2.1	9.0	0.3	22.7
Depreciation, amortization and depletion	94.5	15.8	54.0	10.2	174.5
Exploration	2.5	1.7	2.1	3.4	9.7
Operating income	$294.1	$20.5	$33.9	$13.9	362.4
Less:
Interest, net					(71.3)
Other income (expense)					9.6
Income taxes					(111.2)
Equity earnings of affiliate					8.7
Non-controlling interest					(0.6)
Net income attributable to SCC					$197.6

Capital investment	$112.8	$8.7	$151.8	$2.3	$275.6
Property, net	$5,094.2	$448.6	$2,796.6	$242.0	$8,581.4
Total assets	$8,052.2	$800.3	$4,262.4	$(51.9)	$13,063.0

	Three Months Ended September 30, 2015
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$597.6	$68.4	$467.6	$—	$1,133.6
Intersegment sales		19.0		(19.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	333.5	80.3	305.1	(48.1)	670.8
Selling, general and administrative	15.4	1.5	9.0	(2.3)	23.6
Depreciation, amortization and depletion	62.7	9.0	60.0	(0.1)	131.6
Exploration	3.4	3.4	2.2	4.7	13.7
Environmental remediation	7.0	—	—	—	7.0
Operating income	$175.6	$(6.8)	$91.3	$26.8	286.9
Less:
Interest, net					(61.9)
Other income (expense)					(4.3)
Income taxes					(125.3)
Equity earnings of affiliate					4.0
Non-controlling interest					(1.0)
Net income attributable to SCC					$98.4

Capital investment (*)	$215.2	$14.0	$91.2	$96.2	$416.6
Property, net	$4,824.7	$393.9	$2,596.3	$58.0	$7,872.9
Total assets	$7,303.4	$815.8	$3,398.0	$1,215.1	$12,732.3

(*) Corporate, other and eliminations includes $100.4 million purchase of the El Pilar mining property acquisition.

	Nine Months Ended September 30, 2016
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$2,422.5	$247.5	$1,310.8	$—	$3,980.8
Intersegment sales		53.5		(53.5)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,288.8	215.8	958.0	(152.7)	2,309.9
Selling, general and administrative	37.5	5.4	28.6	1.0	72.5
Depreciation, amortization and depletion	267.0	39.6	162.3	5.4	474.3
Exploration	5.5	4.7	9.7	10.5	30.4
Operating income	$823.7	$35.5	$152.2	$82.3	1,093.7
Less:
Interest, net					(214.1)
Other income (expense)					14.9
Income taxes					(305.4)
Equity earnings of affiliate					17.4
Non-controlling interest					(1.9)
Net income attributable to SCC					$604.6

Capital investments	$379.7	$26.2	$432.2	$2.4	$840.5
Property, net	$5,094.2	$448.6	$2,796.6	$242.0	$8,581.4
Total assets	$8,052.2	$800.3	$4,262.4	$(51.9)	$13,063.0

	Nine Months Ended September 30, 2015
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$1,995.3	$245.8	$1,550.2	$—	$3,791.3
Intersegment sales	—	53.4	—	(53.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	929.8	247.8	947.7	(67.9)	2,057.4
Selling, general and administrative	36.3	4.9	29.3	2.9	73.4
Depreciation, amortization and depletion	177.2	24.6	170.4	1.6	373.8
Exploration	5.2	8.5	8.5	14.0	36.2
Environmental remediation	23.5	—	—	—	23.5
Operating income	$823.3	$13.4	$394.3	$(4.0)	1,227.0
Less:
Interest, net					(136.2)
Other income (expense)					(9.6)
Income taxes					(411.6)
Equity earnings of affiliate					9.5
Non-controlling interest					(3.5)
Net income attributable to SCC					$675.6

Capital investment (*)	$601.2	$29.4	$211.7	$104.0	$946.3
Property, net	$4,824.7	$393.9	$2,596.3	$58.0	$7,872.9
Total assets	$7,303.4	$815.8	$3,398.0	$1,215.1	$12,732.3

(*) Corporate, other and eliminations includes $100.4 million purchase of the El Pilar mining property acquisition.

NOTE 12 — STOCKHOLDERS´EQUITY:

Treasury Stock:

Activity in treasury stock in the nine-month period ended September 30, 2016 and 2015 is as follows (in millions):

	2016	2015
Southern Copper common shares
Balance as of January 1,	$2,697.6	$1,693.5
Purchase of shares	71.7	724.4
Used for corporate purposes	(0.3)	(0.4)
Balance as of September 30,	2,769.0	2,417.5

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	211.3	207.2
Other activity, including dividend, interest and currency transaction effect	6.7	(6.9)
Balance as of September 30,	218.0	200.3

Treasury stock balance as of September 30,	$2,987.0	$2,617.8

The following table summarizes share distributions in the nine months of 2016 and 2015:

	2016	2015
Southern Copper common shares
Directors’ Stock Award Plan	12,000	13,200

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	0.9	4.3

Southern Copper Common Shares:

At September 30, 2016 and 2015, there were in treasury 111,579,617 and 98,044,916 SCC’s common shares, respectively.

SCC share repurchase program:

In 2008, the Company’s Board of Directors (“BOD”) authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion, of which $2,918.4 million has been expended. Pursuant to this program, the Company purchased common stock as shown in the table below. These shares are available for general corporate purposes. The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time.

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost
From	To	Purchased	Share	Announced Plan	@ $26.30 (*)	($ in millions)
2008	2012	46,914,486	$18.72	46,914,486		$878.1
2013		10,245,000	27.47	57,159,486		281.4
2014		22,711,428	30.06	79,870,914		682.8
2015		36,689,052	27.38	116,559,966		1,004.4
2016
01/01/16	01/31/16	2,235,200	24.05	118,795,166		53.7
Total first quarter		2,235,200	24.05			53.7

08/01/16	08/31/16	115,000	25.88	118,910,166		3.0
09/01/16	09/30/16	587,601	25.55	119,497,767		15.0
Total third quarter		702,601	25.61			18.0

Total purchased		119,497,767	$24.42		3,103,930	$2,918.4

(*) NYSE closing price of SCC common shares at September 30, 2016.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of September 30, 2016.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company. Under this plan, participants will receive 1,200 shares of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper common stock have been reserved for this plan. The Plan expired on January 31, 2016. The BOD and the stockholders approved a one-year extension of the Plan until January 30, 2017.The fair value of the award is measured each year at the date of the grant.

The activity of the plan in the nine-month period ended September 30, 2016 and 2015 is as follows:

	2016	2015
Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(322,800)	(309,600)
Granted in the period	(12,000)	(13,200)
Total shares granted at September 30,	(334,800)	(322,800)

Remaining shares reserved	265,200	277,200

Parent Company common shares:

At September 30, 2016 and 2015 there were in treasury 115,781,665 and 92,739,076 of Grupo Mexico’s shares, respectively.

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

The following table presents the stock award activity of the Employee Stock Purchase Plan at the close of the plan and for the nine months ended September 30, 2016:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2016	109,241	$1.16
Granted	—	—
Exercised	(64,380)	1.16
Forfeited	—	—
Outstanding shares at September 30, 2016	44,861	$1.16

Outstanding shares at January 1, 2015	4,298,612	$1.16
Granted	—	—
Exercised	(4,189,371)	1.16
Forfeited	—	—
Outstanding shares at September 30, 2015	109,241	$1.16

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

The stock based compensation expense for the nine months ended September 30, 2016 and 2015 and the unrecognized compensation expense under this plan were as follows (in millions):

	2016	2015
Stock based compensation expense	$0.4	$0.4
Unrecognized compensation expense	$1.2	$1.7

The unrecognized compensation expense under this plan is expected to be recognized over the remaining two year and three-month period.

The following table presents the stock award activity of the New Employee Stock Purchase Plan for the nine months ended September 30, 2016 and 2015:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2016	2,227,582	$2.05
Granted	—	—
Exercised	(740,601)	2.05
Forfeited	—	—
Outstanding shares at September 30, 2016	1,486,981	$2.05

Outstanding shares at January 1, 2015	2,287,891	$2.05
Granted	—	—
Exercised	(60,309)	2.05
Forfeited	—	—
Outstanding shares at September 30, 2015	2,227,582	$2.05

2015 Plan: In January 2015, the Company offered to eligible employees a new stock purchase plan (the “New Employee Stock Purchase Plan”) through a trust that acquires series B of shares of Grupo Mexico stock for sale to its employees, and employees of subsidiaries, and certain affiliated companies. The purchase price was established at 38.44 Mexican pesos (approximately $2.63) for the initial subscription, which expires in January 2023. Every two years employees will be able to acquire title to 50% of the shares paid in the previous two years. The employees will pay for shares purchased through monthly payroll deductions over the eight year period of the plan. At the end of the eight year period, the Company will grant the participant a bonus of 1 share for every 10 shares purchased by the employee. Any future subscription will be at the average market price at the date of acquisition or the grant date.

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

The stock based compensation expense for the nine months of 2016 and 2015 and the unrecognized compensation expense under this plan were as follows ($ in millions):

	2016	2015
Stock based compensation expense	$0.4	$0.2
Unrecognized compensation expense	$4.0	$4.6

The following table presents the stock award activity of this plan for the nine months ended September 30, 2016 and 2015:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2016	2,656,386	$2.63
Granted	—	—
Exercised	(103,852)	2.63
Forfeited	—	—
Outstanding shares at September 30, 2016	2,552,534	$2.63

Outstanding shares at January 1, 2015	—	—
Granted	2,656,386	$2.63
Exercised	—	—
Forfeited	—	—
Outstanding shares at September 30, 2015	2,656,386	$2.63

Non-controlling interest:

The following table presents the non-controlling interest activity for the nine months ended September 30, 2016 and 2015 ($ in millions):

	2016	2015
Balance as of January 1,	$36.3	$32.1
Net earnings	1.9	3.5
Dividend paid	—	(0.5)
Other	—	—
Balance as of September 30,	$38.2	$35.1

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of September 30, 2016 and December 31, 2015 ($ in millions):

	At September 30, 2016		At December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt	$5,953.5	$6,411.0	$5,951.5	$5,211.5

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of September 30, 2016 and December 31, 2015:

	Fair Value at Measurement Date Using:
Description	Fair Value as of September 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investment:
- Trading securities	$98.3	$98.3	$—	$—
- Available-for-sale debt securities:
Corporate bonds	0.1	—	0.1	—
Mortgage backed securities	2.4	—	2.4	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	454.7	454.7	—	—
Molybdenum	110.6	110.6	—	—
Total	$666.1	$663.6	$2.5	$—

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investment:
- Trading securities	$600.2	$600.2	$—	$—
- Available-for-sale debt securities:
Corporate bonds	0.2	—	0.2	—
Mortgage backed securities	3.1	—	3.1	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	351.0	351.0	—	—
Molybdenum	62.4	62.4	—	—
Total	$1,016.9	$1,013.6	$3.3	$—

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

NOTE 14 — RESTRUCTURING PLAN:

In 2016, the Company initiated a restructuring plan with the overall goal to improve its sustainable earnings potential, asset utilization and operational performance. The plan implementation began in the first quarter of 2016 and concluded by the end of the third quarter of 2016. The plan focused on achieving the appropriate administrative workforce size, skill requirements, changes in management structure and consolidating functions for efficiency, including staff location and/or relocation. The plan was developed and managed by senior management of the Company’s majority shareholder, with assistance from an independent consulting group and was implemented in stages as functional areas of the Company were reviewed.

The total cost of the plan was $6.9 million which was included in selling, general and administrative expenses. As part of the plan, 231 employees, located in Peru and Mexico, accepted the severance package offered by the Company.

NOTE 15 — SUBSEQUENT EVENTS:

Dividends:

On October 20, 2016 the Board of Directors authorized a quarterly dividend of $0.05 per share payable on November 29, 2016 to SCC shareholders of record at the close of business on November 9, 2016.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, some of the following:

•            Changes in copper and molybdenum prices: In the nine-month period of 2016, the average LME and COMEX copper prices were $2.14 per pound and $2.13 per pound, respectively, 17.4% and 18.4% lower than in the same period of 2015. During the nine months of 2016 per pound LME spot copper prices ranged from $1.96 to $2.31. Average molybdenum and zinc prices in the nine months of 2016 decreased 11.5% and 5.4%, respectively, while silver prices increased 6.9% when compared to the average prices in the nine months of 2015.

•            Sales structure: In the nine months of 2016, approximately 78% of our revenue came from the sale of copper, 5% from molybdenum, 6% from silver, 4% from zinc and 7% from various other products, including gold, sulfuric acid and other materials.

•            Copper: As we approach the end of 2016, our expectations are for the year to finish with a small deficit, giving support to current copper prices. For 2017, we expect a demand growth between 2.5% to 3.0%, even though we have a lower than expected production outlook for the world economy. We believe that next year will see the beginning of the structural copper market deficit that has been created by the lack of new project investments in recent years.

On the supply side, even though new projects will increase refined copper availability, production cuts, as well as delays in project startups, technical problems, labor unrest, excess government taxation and other difficulties will affect total copper supply, significantly reducing the impact of new production on the copper market balance.

We believe that all of these elements will significantly offset the new production coming to the market as a result of past investments.

•            Molybdenum: Represented 5.2% of our sales in the third quarter of 2016 and is currently our second most significant by-product after silver. During the third quarter of 2016, the molybdenum price maintained its level when compared to the second quarter of 2016 due to production cuts from major producers. The molybdenum market is still affected by existing excess inventories and weak demand coming from steel special alloys and the oil drilling industry.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness and corrosion and heat resistance. A new use for this metal is in lubricants and sulfur filtering of heavy oils and shale gas production.

•            Silver: Represented 6.2% of our sales in the third quarter of 2016. We believe that silver prices will have support due to its industrial uses as well as its linkage to gold as a value shelter in times of economic uncertainty.

•            Zinc: Represented 4.2% of our sales in the third quarter of 2016. We also believe that zinc has very good long term fundamentals due to its significant industrial consumption and to the expected mine production shutdowns. In the last 12 months, zinc inventories have consistently decreased, improving these market’s fundamentals. We are expecting an increasing price scenario for zinc over the next few years.

•            Production: For 2016, improvements in operational practices, exchange rate depreciation where we operate, lower fuel costs and capital investments will reduce unit costs and increase our copper and molybdenum production. We are adjusting our production guidance. Our current estimate for 2016 copper production is 905,600 tons, which is 162,607 tons higher than last year´s production of 742,993 tons. With this production increase, we will set a new production record for SCC.

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

•            Cost: Our operating costs and expenses for the nine-month periods of 2016 and 2015 were as follows ($ in millions):

	2016	2015	Variance	% Change
Operating costs and expenses	$2,887.1	$2,564.3	322.8	12.6%

The increase in operating costs and expenses was principally due to higher cost of sales at our Mexican operations due an increase in copper sales volume of 25.2%; and higher depreciation, amortization and depletion due new assets added to our operations at Buenavista.

•            Capital Investments: In the nine months of 2016, we invested $840.5 million in capital investments, compared to $946.3 million in the same period of 2015, which included the El Pilar acquisition in Sonora, Mexico. This is 11.2% lower than in the nine months of 2015, and represented 139.0% of net income. We continue moving forward with our investment program to increase copper production capacity by 90% from our 2013 production level of 617,000 tons to 1.2 million tons.

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

Earnings: The table below highlights key financial and operational data for the three and nine months ended September 30, 2016 and 2015 (in millions, except per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Net sales	$1,400.7	$1,133.6	$267.1	23.6%	$3,980.8	$3,791.3	$189.5	5.0%
Operating income	$362.4	$286.9	$75.5	26.3%	$1,093.7	$1,227.0	$(133.3)	(10.9)%
Net income attributable to SCC	$197.6	$98.4	$99.2	100.8%	$604.6	$675.6	$(71.0)	(10.5)%
Earnings per share	$0.26	$0.12	$0.14	116.7%	$0.78	$0.85	$(0.07)	(8.2)%
Dividends per share	$0.05	$0.10	$(0.05)	(50.0)%	$0.13	$0.30	$(0.17)	(56.7)%
Pounds of copper sold	505.2	387.0	118.2	30.5%	1,460.0	1,166.2	293.8	25.2%

Third quarter: Net sales and net income in the third quarter of 2016 were higher than the third quarter of 2015 by $267.1 million and $99.2 million, respectively. These increases were principally the result of higher sales volume of copper (+30.5%) and silver (+21.5%) due to the increase in production from the Buenavista expansion, partially offset by lower copper prices.

Nine months: Net sales in the nine months of 2016 were higher than in the nine months of 2015 by $189.5 million, mainly as a result of higher sales volume of copper (+25.2%) and silver (+24.0%), partially offset by lower prices for copper, molybdenum and zinc. Net income in the nine months of 2016 was 10.5% lower than the same period of 2015 mainly due to higher cost of sales, depreciation, amortization and depletion, and interest expense.

Production: The table below highlights mine production data for our Company for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Copper (in million pounds)	495.7	396.6	99.1	25.0%	1,482.3	1,183.0	299.3	25.3%
Molybdenum (in million pounds)	12.3	12.7	(0.4)	(2.8)%	36.3	38.3	(2.0)	(5.2)%
Zinc (in million pounds)	41.6	35.9	5.7	15.7%	125.4	100.2	25.2	25.1%
Silver (in million ounces)	4.0	3.3	0.7	20.0%	12.1	9.7	2.4	24.3%

The table below highlights copper production data at each of our mines for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,				Nine months ended September 30,
COPPER (in million pounds)	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Toquepala	73.4	78.7	(5.3)	(6.6)%	229.4	240.0	(10.6)	(4.4)%
Cuajone	94.0	96.5	(2.5)	(2.6)%	281.4	290.0	(8.6)	(3.0)%
La Caridad	73.8	72.7	1.1	1.3%	221.2	215.5	5.7	2.6%
Buenavista	251.1	145.4	105.7	72.8%	739.5	428.2	311.3	72.7%
IMMSA	3.4	3.3	0.1	4.0%	10.8	9.3	1.5	16.1%
Total Mined Copper	495.7	396.6	99.1	25.0%	1,482.3	1,183.0	299.3	25.3%

Third quarter: Copper mine production in the third quarter of 2016 increased 25% to 495.7 million pounds compared to 396.6 million pounds in the third quarter of 2015. This increase was due to higher production at our Buenavista mine as a result of the production from the new concentrator as well as better concentrate grades and recoveries. This was slightly reduced by lower production at our Peruvian operations.

Molybdenum production decreased 2.8% in the third quarter of 2016 compared to the third quarter of 2015 as a result of a decreased production at our Toquepala (-14.0%) and Cuajone (-23.2%) mines due to lower grades and recoveries. This was partially offset by higher production at our Buenavista mine.

Zinc production increased 15.7% in the third quarter of 2016, compared to the same period of 2015 due to higher production at our Charcas and Santa Eulalia mines as prior year problems at those mines were resolved.

Silver mine production in the third quarter 2016 increased 20% compared to the third quarter of 2015, as a result of increased production at the Buenavista mine, which increased to 1.2 million ounces from 0.6 million ounces in the third quarter of 2015. This was reduced by lower production at our Peruvian operations as well as our La Caridad mine.

Nine months: Copper mined production in the nine months of 2016 increased 25.3% to 1,482.3 million pounds compared to 1,183.0 million pounds in the nine months of 2015, as a result of:

•                  Higher production at the Buenavista mine principally due to the startup of the new concentrator and better concentrate grades and recoveries.

•                  Higher production at the La Caridad mine due to higher concentrate grades, partially offset by

•                  Lower production at the Cuajone and Toquepala mines due to lower ore grades and concentrate recoveries.

Molybdenum production decreased 5.2% in the nine months of 2016 compared to the same period of 2015 principally due to lower production at our Peruvian mines because of lower grades and recoveries. This was partially offset by higher production at our Mexican operations, mainly due to an increase in production at our Buenavista mine.

Zinc production increased 25.1% in the nine months of 2016 due to higher production at our Charcas and Santa Eulalia mines as prior year problems at those mines were resolved.

Silver mine production increased 24.3% in the nine months of 2016 from the same period of 2015, due to higher production at our Buenavista and IMMSA mines. This was partially offset by lower production at the La Caridad mine and our Peruvian operations.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, principally for copper and also for molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining three months of 2016, assuming that expected metal production and sales are achieved, that tax rates are unchanged, giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound, except silver — per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net income attributable to SCC (in millions)	$44.0	$7.7	$3.5	$2.7

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash cost per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading “Non-GAAP Information Reconciliation” on page 49. We disclose operating cash cost per pound of copper produced, both without and with the inclusion of by-product revenues.

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

Our operating cash cost per pound of copper produced, with and without by-product revenues, is presented in the table below for the three and nine months ended September 30, 2016 and 2015.

Operating cash cost per pound of copper produced (1)

(in millions, except cost per pound and percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Total operating cash cost without by-product revenues	$702.3	$610.4	$91.9	15.1%	$2,070.6	$1,888.5	$182.1	9.6%

Total by-products revenues	$(253.2)	$(186.4)	$(66.8)	35.8%	$(705.8)	$(656.8)	$(49.0)	7.5%
Total operating cash cost with by-products revenues	$449.1	$424.0	$25.1	5.9%	$1,364.8	$1,231.7	$133.1	10.8%

Total pounds of copper produced (2)	470.3	385.7	$84.6	21.9%	1,440.8	1,153.3	$287.5	24.9%

Operating cash cost per pound without by-product revenues	$1.49	$1.58	$(0.09)	(5.7)%	$1.44	$1.64	$(0.20)	(12.2)%
By-products per pound revenues	$(0.54)	$(0.48)	$(0.06)	12.5%	$(0.49)	$(0.57)	$0.08	(14.0)%
Operating cash cost per pound with by-products revenues	$0.95	$1.10	$(0.15)	(13.6)%	$0.95	$1.07	$(0.12)	(11.2)%

(1)         This is a non-GAAP measure. Please see page 49 for reconciliation to GAAP measure.

(2)         Net of metallurgical losses.

As seen on the table above, our per pound cash cost without by-products revenues in the third quarter and the nine months of 2016 were 5.7% and 12.2% lower than in the same periods of 2015. These improvements in operating cash cost were the result of lower cost per pound from production costs, as a result of higher production at a lower per-unit cost from the Buenavista projects, lower cost per pound for labor, fuel, materials and energy costs and lower cost per pound from selling, general and administrative expenses, partially reduced by higher treatment and refining charges and premiums.

In addition, our per pound cash cost for the third quarter, when calculated with by-products revenues, was 15 cents lower than in the third quarter of 2015 due to higher by-product credits improved by higher molybdenum, zinc and silver prices. In the nine months ended September 30,2016, cash cost per pound with by-product revenues was 12 cents lower due to savings in our operating cash costs, in spite of lower copper, molybdenum and zinc princes that affected our by-product revenues.

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

Inflation and Exchange Rate Effect of the Peruvian Sol and the Mexican Peso: Our functional currency is the U.S. dollar and our revenues are primarily denominated in U.S. dollars. Significant portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Accordingly, when inflation and currency devaluation/appreciation of the Peruvian and Mexican currency occur, our operating results can be affected. In recent years we believe such changes have not had a material effect on our results and financial position. Please see Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for more detailed information.

Capital Investment Programs: We made capital investments of $275.6 million and $840.5 million in the three and nine months ended September 30, 2016, compared to $316.2 million and $845.9 million in the comparable periods of 2015, respectively. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if necessary. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Projects in Mexico:

Buenavista Projects - Sonora: We continue developing our $3.5 billion investment program at this unit where we have already invested $3.3 billion. The new concentrator started operating in September 2015 and it is now running at 105% of its design capacity. We are expecting to increase Buenavista production by 200,000 tons to produce 460,000 tons of copper in 2016 and 500,000 tons in 2017. We also expect to increase our Buenavista molybdenum production to 4,600 tons per year.

The crushing, conveying and spreading system for leachable ore project (Quebalix IV) will increase production by improving SX-EW copper recovery, reducing processing time as well as mining and hauling costs. The project has a crushing and conveying capacity of 80 million tons of ore per year. The plant is already commissioned and is expected to be completed in the fourth quarter of 2016. As of September 30, 2016, the project has a 99% progress with an investment of $296.9 million out of the approved capital budget of $340.0 million.

Excluding the almost completed Quebalix IV project and some minor infrastructure facilities, all the other facilities of this program are currently operating. The Buenavista program is being completed on time and below our budget.

Projects in Peru:

Toquepala Projects - Tacna: The Toquepala expansion project includes a new state-of-the-art concentrator which will increase annual production capacity by 100,000 tons of copper to 235,000 tons in 2018, and will increase annual molybdenum production by 3,100 tons at an estimated capital cost of $1.2 billion. Through September 30, 2016, we have invested $476.6 million in the project. The project is expected to be completed in the second quarter of 2018.

The project to improve the crushing process at Toquepala with the installation of a High Pressure Grinding Roll (HPGR) system, which will act as a quaternary crusher, has as its main objective, to ensure that our existing concentrator will operate at its maximum milling capacity of 60,000 tons per day, even with an increase of the ore material hardness index. Additionally, recoveries will be improved and production enhanced with a better ore crushing. The budget approved for this project is $40.0 million and as of September 30, 2016, we have invested $18.1 million in this project. We expect that this project will be completed by the fourth quarter of 2017.

Cuajone Projects - Moquegua: The Heavy Mineral Management Optimizing Project consists of installing a primary crusher at the mine pit with a conveyor system for moving ore to the concentrator. The project aims to optimize the hauling process by replacing rail haulage, thereby reducing operating and maintenance costs as well as the environmental impact of the Cuajone mine. The crusher will have a processing capacity of 43.8 million tons per year. The main components including the crusher and the seven kilometer overland conveyor belt, have been acquired and we have started excavation and civil work. As of September 30, 2016, we have invested $112.9 million in this project out of the approved capital budget of $215.5 million. The project is expected to be completed in the second quarter of 2017.

The project to replace tailing thickeners at the concentrator will replace two of the three existing thickeners with a new hi-rate thickener. The purpose is to streamline the concentrator flotation process and improve water recovery efficiency, increasing the tailings solids content from 54% to 61%, thereby reducing fresh water consumption and replacing it with recovered water. As of September 30, 2016, we continue with the engineering and procurement process. We have invested $7.7 million in this project out of the approved capital budget of $30 million, and we expect it to be completed by the second quarter of 2017.

Tia Maria project: While we have received approval of Tia Maria´s EIA, the issuance of the project´s construction permit has been delayed by the Peruvian authorities due to certain pressures from anti-mining groups. During the third quarter of 2016, we have continued our work with community groups in order to resolve open issues concerning the project.

Tia Maria´s project budget is approximately $1.4 billion of which $362.8 million has been invested through September 30, 2016. When completed, it is expected to produce 120,000 tons of copper cathodes per year. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as it does not require a smelting process and consequently, no emissions are released into the atmosphere. The project will only use seawater, transporting it more than 25 kilometers to 1,000 meters above sea level, and includes a desalinization plant, which will be constructed at a cost of $95 million. Consequently, the Tambo river water resources and the water resources from the wells in the area will be used solely for farming and human consumption, as is currently being done.

We expect the project to generate 3,500 jobs during the construction phase. When in operation, Tia Maria will directly employ 600 workers and indirectly another 2,000. Through its expected twenty-year life, the projects related services will create significant business opportunities in the Arequipa region. Tia Maria has complied with all existing requirements and regulations and therefore the Company trusts that it will soon receive from government authorities the construction licenses and permits required in order to begin construction of this project.

Tailings disposal at Quebrada Honda: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We are developing the engineering and procurement to improve and increase the dam’s embankment with a new cyclone battery station that will allow us to place more slurry at the dams. The project has a total budgeted cost of $116.0 million. We have invested $60.6 million through September 30, 2016 and expect the project to be completed by the second quarter of 2018.

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

El Arco: This is a world class copper deposit located in the central part of the Baja California peninsula, with ore reserves over 1.5 billion tons with an ore grade of 0.416% and 0.14 grams of gold per ton. In 2010, we concluded the feasibility study and an investment of $56.4 million was approved for land acquisition required for the project. This project, when developed, is expected to produce 190,000 tons of copper and 105,000 ounces of gold annually. Through September 30, 2016 we have invested $41.3 million on studies, exploration and land acquisition for the project. In 2016, we are continuing to invest in land acquisition and exploration. In addition, we will begin an engineering study to determine the best way to optimize the investment in the project.

El Pilar: This is a fully permitted, low capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 259 million tons of ore with an average copper grade of 0.30%. El Pilar will operate as a conventional open-pit mine and copper cathodes will be produced using the highly cost efficient and environmentally friendly SX-EW technology. Average annual production is currently estimated at 35,000 tons of copper cathodes over an initial 13-year mine life, with start of commercial operations forecasted by 2018. On a preliminary basis, we estimate a development investment of approximately $300 million and an average life-of-mine cash-costs of approximately $1.60 per pound. In 2016, we commenced a confirmatory exploration program together with a detailed engineering analysis to obtain synergies with our existing operations. Recently, our BOD approved $4.9 million for the exploration program.

Angangueo: With an estimated investment of $174.7 million, Angangueo will include a concentrator plant with an estimated average annual production of 20,900 tons of copper and 10,200 tons of zinc in the first seven years. Over the life of the mine, average annual concentrate production is expected to contain 2.4 million ounces of silver and 1,500 ounces of gold. Through September 30, 2016, we have invested $27.3 million on the project. The project is currently on hold awaiting approval of the environmental permits.

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

RESULTS OF OPERATIONS

The following highlights our financial results for the three and nine-month periods ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Net sales	$1,400.7	$1,133.6	$267.1	23.6%	$3,980.8	$3,791.3	$189.5	5.0%
Operating costs and expenses	(1,038.3)	(846.7)	(191.6)	(22.6)%	(2,887.1)	(2,564.3)	(322.8)	(12.6)%
Operating income	362.4	286.9	75.5	26.3%	1,093.7	1,227.0	(133.3)	(10.9)%
Non-operating (expense) income	(61.7)	(66.2)	4.5	6.8%	(199.2)	(145.8)	(53.4)	(36.6)%
Income before income taxes	300.7	220.7	80.0	36.2%	894.5	1,081.2	(186.7)	(17.3)%
Income taxes	(111.2)	(125.3)	14.1	11.3%	(305.4)	(411.6)	106.2	25.8%
Equity earnings of affiliate	8.7	4.0	4.7	117.5%	17.4	9.5	7.9	83.2%
Net income attributable to non-controlling interest	(0.6)	(1.0)	0.4	40.0%	(1.9)	(3.5)	1.6	45.7%
Net income attributable to SCC	$197.6	$98.4	$99.2	100.8%	$604.6	$675.6	$(71.0)	(10.5)%

NET SALES:

Net sales for the third quarter 2016 increased by $267.1 million, compared with the third quarter of 2015. The 23.6% increase was principally the result of higher sales volume of copper (+30.5%) and silver (+21.5%) due to the increase in production from the Buenavista expansion, partially offset by lower copper prices.

Net sales in the nine months of 2016 increased by $189.5 million compared to the nine months of 2015.The 5.0% increase was also the result of higher sales volume of copper (+25.2%) and silver (+24.0%), partially offset by lower copper prices.

The table below outlines the average published market metal prices for our metals:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Copper ($ per pound – LME)	$2.17	$2.38	(8.8)%	$2.14	$2.59	(17.4)%
Copper ($ per pound – COMEX)	$2.16	$2.40	(10.0)%	$2.13	$2.61	(18.4)%
Molybdenum ($ per pound) (1)	$6.94	$5.75	20.7%	$6.92	$7.20	(3.9)%
Zinc ($ per pound – LME)	$1.02	$0.84	21.4%	$0.88	$0.93	(5.4)%
Silver ($ per ounce –COMEX)	$19.59	$14.87	31.7%	$17.10	$15.99	6.9%

(1)         Platt´s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Copper	77.4%	79.9%	78.1%	79.3%
Molybdenum	5.2%	3.4%	5.2%	5.1%
Silver	6.2%	4.8%	5.5%	4.3%
Zinc	4.2%	3.9%	4.0%	4.3%
Other by-products	7.0%	8.0%	7.2%	7.0%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product (in million pounds):

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales	2016	2015	Variance	% Change	2016	2015	Variance	% Change
Refined (including SX-EW)	303.8	270.5	33.3	12.3%	906.2	841.1	65.1	7.7%
Rod	84.7	78.8	5.9	7.5%	243.4	229.7	13.7	6.0%
Concentrates and other	116.7	37.7	79.0	209.5%	310.4	95.4	215.0	225.4%
Total	505.2	387.0	118.2	30.5%	1,460.0	1,166.2	293.8	25.2%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Copper Sales by product type	2016	2015	2016	2015
Refined (including SX-EW)	60.1%	69.9%	62.1%	72.1%
Rod	16.8%	20.4%	16.7%	19.7%
Concentrates and other	23.1%	9.7%	21.2%	8.2%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Power	19.0%	16.1%	18.3%	16.5%
Fuel	11.5%	14.7%	11.4%	14.7%
Labor	12.7%	14.1%	13.4%	14.1%
Maintenance	20.2%	19.0%	19.5%	19.2%
Operating material	18.6%	19.6%	19.2%	19.2%
Other	18.0%	16.5%	18.2%	16.3%
Total	100.0%	100.0%	100.0%	100.0%

Third quarter: Operating costs and expenses were $1,038.3 million in the third quarter 2016, compared to $846.7 million in the third quarter of 2015. The increase of $191.6 million was primarily due to:

Operating cost and expenses for the third quarter 2015	$846.7
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher copper sales volume (+30.5%), higher power and other production costs, higher cost of metals purchased from third parties, higher sales expenses and capitalized leachable material, partially offset by lower foreign currency transaction effect and lower fuel costs.	160.6
• Higher depreciation, amortization and depletion mainly as a result of our expansion and maintenance capital investments.	42.9
Less:
• Lower environmental remediation expense at Buenavista.	(7.0)
• Lower exploration expenses at both our Peruvian and Mexican operations.	(4.0)
• Lower selling, general and administrative expenses.	(0.9)
Operating cost and expenses for the third quarter 2016	$1,038.3

Nine months: Operating costs and expenses were $2,887.1 million in the nine months ended September 30, 2016, compared to $2,564.3 million in the comparable period of 2015. The increase of $322.8 million was primarily due to:

Operating cost and expenses for the nine months 2015	$2,564.3
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher copper sales volume (+25.2%), higher power and other production costs, higher cost of metals purchased from third parties, higher sales expenses and lower capitalized leachable material, partially offset by lower inventory consumption and lower fuel costs.	252.5
• Higher depreciation, amortization and depletion mainly as a result of our expansion and maintenance capital investments.	100.5
Less:
• Lower environmental remediation expense at Buenavista.	(23.5)
• Lower exploration expenses at both our Peruvian and Mexican operations.	(5.8)
• Lower selling, general and administrative expenses.	(0.9)
Operating cost and expenses for the nine months 2016	$2,887.1

NON-OPERATING INCOME (EXPENSES), NET:

Non-operating income and expense were an expense of $61.7 million and $199.2  million in the three and nine-month periods ended September 30, 2016, respectively, compared to expense of $66.2 million and $145.8 million in the comparable periods of 2015.

Third quarter: The $4.5 million decrease in non-operating expense was principally due to:

•                  $13.9 of higher other income which includes a tax reimbursement from the purchase of fuel of $12.3 million from the Mexican Tax Administration.

•                  $0.8 million of lower interest expense; partially offset by

•                  $9.1 million of lower capitalized interest, as completed Buenavista projects have been transferred to operations, and

•                  $1.1 million of lower interest income.

Nine months: The $53.4 million increase in non-operating expense was principally due to:

•                  $26.8 million of higher interest expense related to the $2 billion bond issue, in April 2015.

•                  $48.7 million of lower capitalized interest, as significant capital projects in Buenavista were transferred to operations.

•                  $2.4 million of lower interest income, partially offset by

•                  $24.5 million of higher other income which includes a tax reimbursement from the purchase of fuel from the Mexican Tax Administration and other services.

INCOME TAXES

	Nine months ended September 30,
	2016	2015
Provision for income taxes ($ in millions)	$305.4	$411.6
Effective income tax rate	34.1%	38.1%

These provisions include income taxes for Peru, Mexico and the United States. In addition, a Mexican royalty tax, a portion of the Peruvian royalty tax and the Peruvian special mining tax are included in the income tax provision. For further information please see Note 5 — “Income Taxes” of our condensed consolidated financial statements.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment (in million pounds):

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales:	2016	2015	Variance	% change	2016	2015	Variance	% change
Peruvian operations	174.5	175.3	(0.8)	(0.5)%	522.9	525.2	(2.3)	(0.4)%
Mexican open-pit	330.7	211.7	119.0	56.2%	937.1	641.0	296.1	46.2%
Mexican IMMSA unit	5.0	4.7	0.3	7.8%	15.1	12.8	2.3	17.5%
Other and intersegment elimination	(5.0)	(4.7)	(0.3)	(7.8)%	(15.1)	(12.8)	(2.3)	(17.5)%
Total	505.2	387.0	118.2	30.5%	1,460.0	1,166.2	293.8	25.2%

The table below presents information regarding the sales volume by segment of our significant by-products (in million pounds except silver — in million ounces):

	Three Months Ended September 30,				Nine Months Ended September 30,
By-product Sales	2016	2015	Variance	% change	2016	2015	Variance	% change
Peruvian operations
Molybdenum contained in concentrates	5.7	6.8	(1.1)	(17.0)%	17.2	20.4	(3.2)	(16.1)%
Silver	0.6	1.2	(0.6)	(49.6)%	2.2	2.7	(0.5)	(15.6)%

Mexican open-pit
Molybdenum contained in concentrates	6.6	5.6	1.0	18.3%	19.1	17.4	1.7	10.1%
Silver	2.8	1.9	0.9	50.0%	8.3	5.8	2.5	45.2%

Mexican IMMSA unit
Zinc – refined and in concentrate	54.0	48.1	5.9	12.2%	171.6	160.7	10.9	6.8%
Silver	1.4	1.1	0.3	22.3%	3.6	3.2	0.4	8.9%

Other and intersegment elimination
Silver	(0.4)	(0.6)	0.2	29.6%	(1.4)	(1.5)	0.1	0.1%

Total by-product sales
Molybdenum contained in concentrates	12.3	12.4	(0.1)	(1.1)%	36.3	37.8	(1.5)	(4.1)%
Zinc – refined and in concentrate	54.0	48.1	5.9	12.2%	171.6	160.7	10.9	6.8%
Silver	4.4	3.6	0.8	21.5%	12.7	10.2	2.5	24.0%

Sales value per segment ($ in millions):

	Three Months Ended September 30, 2016
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$700.8	$8.7	$384.0	$(8.7)	$1,084.8
Molybdenum	40.4	—	31.8	—	72.2
Zinc	—	58.3	—	—	58.3
Silver	55.9	28.0	11.1	(8.7)	86.3
Other	67.9	18.9	13.9	(1.6)	99.1
Total	$865.0	$113.9	$440.8	$(19.0)	$1,400.7

	Three Months Ended September 30, 2015
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$501.5	$8.9	$404.8	$(8.9)	$906.3
Molybdenum	10.7	—	27.4	—	38.1
Zinc	—	44.0	—	—	44.0
Silver	27.8	16.4	17.3	(7.3)	54.2
Other	57.6	18.1	18.1	(2.8)	91.0
Total	$597.6	$87.4	$467.6	$(19.0)	$1,133.6

	Nine Months Ended September 30, 2016
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,971.5	$24.1	$1,139.2	$(24.1)	$3,110.7
Molybdenum	112.7	—	96.0	—	208.7
Zinc	—	161.1	—	—	161.1
Silver	142.9	60.5	36.7	(23.1)	217.0
Other	195.4	55.3	38.9	(6.3)	283.3
Total	$2,422.5	$301.0	$1,310.8	$(53.5)	$3,980.8

	Nine Months Ended September 30, 2015
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,660.0	$25.8	$1,345.8	$(25.8)	$3,005.8
Molybdenum	85.1	—	106.4	—	191.5
Zinc	—	161.4	—	—	161.4
Silver	90.8	50.9	42.1	(19.8)	164.0
Other	159.4	61.1	55.9	(7.8)	268.6
Total	$1,995.3	$299.2	$1,550.2	$(53.4)	$3,791.3

The geographic breakdown of our sales is as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Mexico	$384.5	$434.9	$1,080.7	$1,326.4
United States	277.8	146.3	778.1	600.4
Europe	228.3	163.1	735.4	529.9
Japan	111.7	91.7	340.4	304.2
Singapore	167.5	53.3	403.2	241.0
Other Asian countries	67.2	56.9	167.8	164.9
Chile	24.6	21.8	71.9	79.2
Brazil	50.6	58.3	136.0	222.4
Peru	71.2	79.6	210.7	252.8
Other countries	17.3	27.7	56.6	70.1
Total	$1,400.7	$1,133.6	$3,980.8	$3,791.3

Peruvian Operations:

The following table sets forth net sales, operating cost and expenses and operating income for our Peruvian operations segment($ in millions):

	Third Quarter		Variance		Nine Months		Variance
	2016	2015	Value	%	2016	2015	Value	%
Net sales	$440.8	$467.6	$(26.8)	(5.7)%	$1,310.8	$1,550.2	$(239.4)	(15.4)%
Operating costs and expenses	(406.9)	(376.3)	(30.6)	(8.1)%	(1,158.6)	(1,155.9)	(2.7)	(0.2)%
Operating income	$33.9	$91.3	$(57.4)	(62.9)%	$152.2	$394.3	$(242.1)	(61.4)%

Third quarter: Net sales were $440.8 million, compared to $467.6 million in the third quarter of 2015.The decrease of $26.8 million was primarily the result of lower silver and molybdenum sales volume and lower copper prices, partially offset by higher molybdenum and silver prices.

Operating costs and expenses in 2016 increased by $30.6 million to $406.9 million from $376.3 million in the third quarter of 2015, primarily due to:

Operating cost and expenses for the third quarter 2015	$376.3
Plus:
• Higher costs of metals purchased from third parties, included in cost of sales.	22.7
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher production costs such as operating and repair materials and contractors services; partially offset by lower inventory consumption and lower fuel and power costs.	14.0
Less:
• Lower exploration expenses.	(0.1)
• Lower depreciation, amortization and depletion.	(6.0)
Operating cost and expenses for the third quarter 2016	$406.9

Nine months: Net sales were $1,310.8 million, compared to $1,550.2 million in the nine months of 2015.The decrease of $239.4 million was due to lower silver and molybdenum sales volume and lower copper prices, partially offset by higher silver prices.

Operating costs and expenses increased by $2.7 million to $1,158.6 million from $1,155.9 million in the nine months of 2015, primarily due to:

Operating cost and expenses for the nine months 2015	$1,155.9
Plus:
• Higher costs of metals purchased from third parties, included in cost of sales.	30.1
• Higher exploration expenses.	1.2
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower workers participation and capitalized leachable material; partially offset by higher foreign currency transaction effect and inventory consumption.	(19.8)
• Lower depreciation, amortization and depletion.	(8.1)
• Lower selling, general and administrative expenses.	(0.7)
Operating cost and expenses for the nine months 2016	$1,158.6

Mexican Open-pit Operations:

The following table sets forth net sales, operating cost and expenses and operating income for our Mexican open-pit operations segment ($ in millions):

	Third Quarter		Variance		Nine Months		Variance
	2016	2015	Value	%	2016	2015	Value	%
Net sales	$865.0	$597.6	$267.4	44.7%	$2,422.5	$1,995.3	$427.2	21.4%
Operating costs and expenses	(570.9)	(422.0)	(148.9)	(35.3)%	(1,598.8)	(1,172.0)	(426.8)	(36.4)%
Operating income	$294.1	$175.6	$118.5	67.5%	$823.7	$823.3	$0.4	0.0%

Third quarter: Net sales were $865.0 million, compared to $597.6 million in the third quarter of 2015. The increase of $267.4 million was due to higher copper, molybdenum and silver sales volume, as a result of the completion of the Buenavista projects;

partially offset by lower copper prices. Sales volume of copper increased by 119.0 million pounds (+56.2%), silver by 0.9 million ounces (+50.0%) and molybdenum by 1.0 million pounds (+18.3%).

Operating costs and expenses increased by $148.9 million to $570.9 million from $422.0 million in the comparable 2015 period, primarily due to:

Operating cost and expenses for the third quarter 2015	$422.0
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher copper sales volume from our new Buenavista concentrator production, higher capitalized leachable material and higher costs of metals purchased from third parties; partially offset by lower foreign currency transaction effect and lower inventory consumption.	129.1
• Higher depreciation, amortization and depletion mainly due to our expansion and maintenance capital investments.	31.8
Less:
• Environmental remediation due to spill at Buenavista.	(7.0)
• Lower exploration expenses.	(0.9)
• Lower selling, general and administrative expenses.	(4.1)
Operating cost and expenses for the third quarter 2016	$570.9

Nine months: Net sales were $2,422.5 million, compared to $1,995.3 million in the nine months of 2015. The increase of $427.2 million was due to higher copper, molybdenum and silver sales volume, as a result of the completion of the Buenavista projects; partially offset by lower copper prices. Sales volume of copper increased by 293.8 million pounds (+46.2%), silver by 2.5 million ounces (+45.2%) and molybdenum by 1.7 million pounds (+10.1%).

Operating costs and expenses increased by $426.8 million to $1,598.8 million from $1,172.0 million in the comparable 2015 period, primarily due to:

Operating cost and expenses for the nine months 2015	$1,172.0
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher copper sales volume from our new Buenavista concentrator production, higher capitalized leachable material, higher costs of metals purchased from third parties and sales expenses; partially offset by lower foreign currency transaction effect and lower inventory consumption.	359.0
• Higher depreciation, amortization and depletion.	89.8
• Higher selling, general and administrative expenses.	1.2
• Higher exploration expenses.	0.3
Less:
• Environmental remediation due to spill at Buenavista.	(23.5)
Operating cost and expenses for the nine months 2016	$1.598.8

Mexican Underground Operations (IMMSA):

The following table sets forth net sales, operating cost and expenses and operating income for our IMMSA segment ($ in millions):

	Third Quarter		Variance		Nine Months		Variance
	2016	2015	Value	%	2016	2015	Value	%
Net sales	$113.9	$87.4	$26.5	30.3%	$301.0	$299.2	$1.8	0.6%
Operating costs and expenses	(93.4)	(94.2)	0.8	0.8%	(265.5)	(285.8)	20.3	7.1%
Operating income	$20.5	$(6.8)	$27.3	401.5%	$35.5	$13.4	$22.1	164.9%

Third quarter: Net sales increased by $26.5 million to $113.9 million in the third quarter of 2016 from $87.4 million in the third quarter of 2015. The increase of 30.3% was primarily due to higher zinc and silver sales price and higher zinc, copper and silver sales volumes. This was partially offset by lower copper price. Zinc sales volume increased by 5.9 million pounds (+12.2%) and silver by 0.3 million pounds (+22.3%).

Operating costs and expenses in the third quarter of 2016 decreased by $0.8 million to $93.4 million from $94.2 million in the comparable 2015 period. This decrease was primarily due to:

Operating cost and expenses for the third quarter 2015	$94.2
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion), mainly due to lower costs of metals purchased from third parties and foreign currency transaction effect, partially offset by higher inventory consumption.	(6.5)
• Lower exploration expenses.	(1.7)
Plus:
• Higher selling, general and administrative expenses.	0.6
• Higher depreciation, amortization and depletion.	6.8
Operating cost and expenses for the third quarter 2016	$93.4

Nine months: Net sales were $301.0 million, compared to $299.2 million in the same period of 2015. This increase of $1.8 million in net sales was primarily due to higher copper, zinc and silver sales volume, partially offset by lower prices of copper and zinc.

Operating costs and expenses decreased by $20.3 million to $265.5 million from $285.8 million in the comparable 2015 period. This decrease was primarily due to:

Operating cost and expenses for the nine months 2015	$285.8
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion), mainly due to lower costs of metals purchased from third parties and lower power costs, partially offset by higher labor costs and workers participation.	(32.0)
• Lower exploration expenses.	(3.8)
Plus:
• Higher selling, general and administrative expenses.	0.5
• Higher depreciation, amortization and depletion.	15.0
Operating cost and expenses for the nine months 2016	$265.5

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow:

The following table shows the cash flow for the nine months ended September 30, 2016 and 2015 (in millions):

	2016	2015	Variance
Net cash provided by (used in) operating activities	$635.9	$817.1	$(181.2)
Net cash provided by (used in) investing activities	$(224.0)	$(1,486.7)	$1,262.7
Net cash provided by (used in) financing activities	$(172.0)	$803.7	$(975.7)

Net cash provided by operating activities:

The change in net cash from operating activities for the nine months of 2016 and 2015 include ($ in millions):

	2016	2015	Variance	% change
Net income	$606.5	$679.1	$(72.6)	(10.7)%
Depreciation, amortization and depletion	474.3	373.8	100.5	26.9%
(Benefit) provision for deferred income taxes	(130.9)	(63.3)	(67.6)	106.8%
Other adjustments to net income	7.4	(16.7)	24.1	(144.3)%
Change in operating assets and liabilities	(321.4)	(155.8)	(165.6)	106.3%
Net cash provided by operating activities	$635.9	$817.1	$(181.2)	(22.2)%

Significant items added to (deducted from) net income to arrive at operating cash flow in the nine months include depreciation, amortization and depletion, deferred tax amounts and changes in operating assets and liabilities.

Nine months ended September 30, 2016: Net income was $606.5 million or 95.4% of the net operating cash flow. A net variance in operating assets and liabilities reduced operating cash flow by $321.4 million and included:

•                  $(115.0) million increase in accounts receivable.

•                  $(149.7) million increase in inventory, which included $(34.3) million of higher non-current leaching inventory and $(115.4) million of higher inventories and supplies for our operations.

•                  $53.6 million increase in accounts payable and accrued liabilities, which included $(0.5) million of lower accounts payable, $81.8 million higher income tax provision and $(27.7) million of workers’ participation payments.

•                  $(110.3) million increase in other operating assets and liabilities, which mainly includes $(83.5) million of higher prepaid taxes, $(19.7) million of higher current payments in advance and $(7.1) million of other operating assets and liabilities.

Nine months ended September 30, 2015: Net income was $679.1 million or 83.1% of the net operating cash flow. A net variance in operating assets and liabilities reduced operating cash flow by $155.8 million and included:

•                  $120.3 million decrease in accounts receivable.

•                  $(182.0) million increase in inventory, mainly due to $(187.2) million of higher non-current ore stockpiles on leach pads inventory, mainly at our Buenavista mine.

•                  $(99.6) million decrease in accounts payable and accrued liabilities mainly due to a $48.8 million of higher accounts payable, $(42.9) million lower income tax provision, and $(103.3) million of lower workers’ participation liability, and $(2.2) million less of other liabilities.

•                  $5.5 million of other changes in operating assets and liabilities.

Net cash used in investing activities:

Nine months ended September 30, 2016: Net cash used in investing activities included $840.5 million for capital investments that included:

•                  $386.2 million of investments at our Mexican operations:

•                  $60.1 million for the new Buenavista concentrator

•                  $29.3 million for new projects infrastructure,

•                  $43.6 million for the new tailing disposal deposit at the Buenavista mine,

•                  $75.6 million for the Quebalix IV project,

•                  $29.7 million for the solutions system improvements of Tinajas,

•                  $26.2 million at our IMMSA unit, and

•                  $121.7 million for various other replacement expenditures.

•                  $454.3 million of investments at our Peruvian operations:

•                  $90.2 million for the Toquepala mine equipment acquisition project,

•                  $84.6 million for the Toquepala concentrator expansion project,

•                  $32.9 million for the Heavy Mineral Management Optimizing Project in Cuajone,

•                  $12.6 million for the High Pressure Grinding Roll (HPGR) system in Toquepala, and

•                  $234.0 million for various other replacement expenditures.

The nine months ended September 30, 2016 investment activities include $502.7 million of net proceeds from sale of short-term investments and a repayment of $111.2 million received from a related party.

Nine months ended September 30, 2015: Net cash used in investing activities included $846.0 million for capital investments that included:

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

The nine months ended September 30, 2015 investment activities include $543.6 million of net purchases of short-term investments and $100.4 million for the acquisition of El Pilar, a mining property in Mexico.

Net cash (used for) provided by financing activities:

Net cash used in financing activities in the nine months ended September 30, 2016 was $(172.0) million, compared to $803.7 million provided from financing activities in the same period of 2015. The nine months of 2016 included dividend distributions of $100.6 million, compared to distributions of $239.8 million in the same period of 2015. It also included a repurchase of 2.9 million of our common shares at a cost of $71.7 million, compared to a repurchase of 26.1 million of our common shares at a cost of $724.4 million in the same period of 2015.

The nine months ended September 30, 2015 also included $2.0 billion from the issuance of unsecured notes in April 2015 net of underwriting discount and debt cost issuance. In addition, the 2015 period included both the draw-down of a short-term loan of $66 million and the repayment of $200 million of ten year senior unsecured notes that were due July 2015.

Dividends:

On August 25, 2016, we paid a quarterly dividend of $0.05 per share, totaling $38.7 million. On October 20, 2016, our Board of Directors authorized a quarterly dividend of $0.05 per share, expected to total $38.7 million, to be paid on November 29, 2016 to SCC shareholders of record at the close of business on November 9, 2016.

Capital Investments and Exploration Programs:

A discussion of our capital investment programs is an important part of understanding our liquidity and capital resources. We expect to meet the cash requirements for these capital investments from cash on hand, internally generated funds and from additional external financing if required. For information regarding our capital investment programs, please see the discussion under the caption “Capital Investment Programs” under this Item 2 and for our exploration activities, see Item 2 “Properties —Explorations Activities” on our 2015 Form 10-K for the year ended December 31, 2015.

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

There have been no material changes in our contractual obligations in the three months ended September 30, 2016. Please see item 7 in Part II of our 2015 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 35) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our condensed consolidated statement of earnings, in million of dollars and dollars per pound in the table below.

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$831.4	$1.77	$670.8	$1.73	$2,309.9	$1.60	$2,057.4	$1.78
Add:
Selling, general and administrative	22.7	0.04	23.6	0.06	72.5	0.05	73.4	0.06
Sales premiums, net of treatment and refining charges	6.9	0.01	(11.6)	(0.03)	15.7	0.01	(33.1)	(0.03)
Less:
Workers’ participation	(34.1)	(0.07)	(25.6)	(0.07)	(91.9)	(0.06)	(98.0)	(0.08)
Cost of metal purchased from third parties	(105.4)	(0.22)	(75.4)	(0.20)	(277.5)	(0.19)	(219.0)	(0.19)
Royalty charge and other, net	(27.7)	(0.06)	(24.7)	(0.05)	(51.8)	(0.04)	(37.3)	(0.03)
Inventory change	8.5	0.02	53.3	0.14	93.7	0.07	145.1	0.13
Operating Cash Cost Without by-products revenues	$702.3	$1.49	$610.4	$1.58	$2,070.6	$1.44	$1,888.5	$1.64
Add:
By-product revenues (1)	(249.3)	(0.53)	(172.5)	(0.45)	(668.0)	(0.46)	(618.5)	(0.54)
Net revenue on sale of metal purchased from third parties	(3.9)	(0.01)	(13.9)	(0.03)	(37.8)	(0.03)	(38.3)	(0.03)
Total by-product revenues	(253.2)	(0.54)	(186.4)	(0.48)	(705.8)	(0.49)	(656.8)	(0.57)

Operating cash cost, with by-product revenues	$449.1	$0.95	$424.0	$1.10	$1,364.8	$0.95	$1,231.7	$1.07

Total pounds of copper produced (in millions)	470.3		385.7		1,440.8		1,153.3

(1)               By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Molybdenum	$(72.2)	$(0.15)	$(38.1)	$(0.10)	$(208.7)	$(0.14)	$(191.5)	$(0.17)
Silver	(72.3)	(0.15)	(46.7)	(0.12)	(178.0)	(0.12)	(143.6)	(0.12)
Zinc	(52.3)	(0.11)	(36.3)	(0.09)	(131.3)	(0.09)	(114.5)	(0.10)
Sulfuric Acid	(23.5)	(0.05)	(30.6)	(0.08)	(67.0)	(0.05)	(95.6)	(0.08)
Gold and others	(29.0)	(0.07)	(20.8)	(0.06)	(83.0)	(0.06)	(73.3)	(0.07)
Total	$(249.3)	$(0.53)	$(172.5)	$(0.45)	$(668.0)	$(0.46)	$(618.5)	$(0.54)

IMPACT OF NEW ACCOUNTING STANDARDS

In addition to that disclosed during the second quarter, during the third quarter of 2016, the Financial Accounting Standard Board (“FASB”) issued an accounting update to the Codification which is applicable to our Company regarding the Statement of Cash Flows.

ASU 2016-15 — “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” was issued on August 26, 2016. This update clarifies and reduces the current diversity in accounting practice of eight specific cases in the Statement of Cash Flows. Those specific cash flow issues that could affect the Company are:

1.              Debt prepayment or debt extinguishment costs, that should be classified as cash outflows in financing activities.

2.              Contingent consideration payments made after a business combination; where cash payments not made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability should be separated and classified as cash outflows for financing activities and operating activities. Cash payments up to the amount of the contingent consideration liability recognized at the acquisition date (including measurement-period adjustments) should be classified as financing activities; any excess should be classified as operating activities. Cash payments made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability should be classified as cash outflows for investing activities.

3.              Distributions received from equity method investees; where the Company should make an election of accounting policy to classify those distributions received.

The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted, including adoption in an interim period. The application of this update is retroactive. We do not expect this guidance to have material impact on our financial statements. We have reviewed all other recently issued but not yet effective accounting pronouncements and have determined that these new accounting pronouncements are either not applicable or would not have a material impact on our results of operations or changes in the financial position.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended September 30, 2016.

Foreign currency exchange risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Peruvian or Mexican operations is not offset by a change in the exchange rate of the Peruvian sol or the Mexican peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Peru:
Peruvian inflation rate	0.7%	0.9%	2.2%	3.4%

Initial exchange rate	3.292	3.179	3.413	2.989
Closing exchange rate	3.403	3.223	3.403	3.223
Appreciation/(devaluation)	(3.4)%	(1.4)%	0.3%	(7.8)%

Mexico:
Mexican inflation rate	1.2%	0.7%	1.5%	0.7%

Initial exchange rate	18.911	15.568	17.207	14.718
Closing exchange rate	19.500	17.007	19.500	17.007
Appreciation/(devaluation)	(3.1)%	(9.2)%	(13.3)%	(15.6)%

Change in monetary position:

Assuming an exchange rate variance of 10% at September 30, 2016 we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows ($ in millions):

Effect on net earnings
Appreciation of 10% in U.S. dollar vs. sol	0.2
Devaluation of 10% in U.S. dollar vs. sol	(0.3)
Appreciation of 10% in U.S. dollar vs. Mexican peso	(10.1)
Devaluation of 10% in U.S. dollar vs. Mexican peso	12.3

Open sales risk:

Our provisional copper and molybdenum sales contain an embedded derivative that is required to be separate from the host contract for accounting purposes. The host contract is the receivable from the sale of copper and molybdenum concentrates at prevailing market prices at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to settlement. See Note 6 to our condensed consolidated financial statements for further information about these provisional sales.

Short-term Investment:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended September 30, 2016.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2016, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2016, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of September 30, 2016, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

November 7, 2016

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information provided in Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to our risk factors during the first nine months ended September 30, 2016. For additional information on risk factors, refer to “Risk Factors” included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

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

Period		Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost
From	To	Purchased	Share	Announced Plan	@ $26.30 (*)	($ in millions)
2008	2012	46,914,486	$18.72	46,914,486		$878.1
2013		10,245,000	27.47	57,159,486		281.4
2014		22,711,428	30.06	79,870,914		682.8
2015		36,689,052	27.38	116,559,966		1,004.4
2016
01/01/16	01/31/16	2,235,200	24.05	118,795,166		53.7
Total first quarter		2,235,200	24.05			53.7

08/01/16	08/31/16	115,000	25.88	118,910,166		3.0
09/01/16	09/30/16	587,601	25.55	119,497,767		15.0

Total third quarter		702,601	25.61			18.0

Total purchased		119,497,767	$24.42		3,103,930	$2,918.4

(*) NYSE closing price of SCC common shares at September 30, 2016.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of September 30, 2016.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2016 and 2015; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iii) the Condensed Consolidated Balance Sheet at September 30, 2016 and December 31, 2015; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2016 and 2015; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

November 7, 2016

/s/ Raul Jacob
Raul Jacob
Vice President, Finance and Chief Financial Officer

November 7, 2016

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2016 and 2015; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iii) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 and 2015; and (v)

the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.