Form 10-Q
period 2017-03-31
SOUTHERN COPPER CORP/
filed 2017-05-08
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required  to submit and post such files).        Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes ☐        No ☒

As of April 30, 2017 there were outstanding 773,016,469 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(in millions, except per share amounts)
Net sales (including sales to related parties, see Note 7)	$1,583.9	$1,245.1

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	843.8	726.8
Selling, general and administrative	21.4	26.3
Depreciation, amortization and depletion	153.4	135.3
Exploration	5.1	10.5
Environmental remediation	(10.2)	—
Total operating costs and expenses	1,013.5	898.9

Operating income	570.4	346.2

Interest expense	(105.7)	(90.2)
Capitalized interest	14.9	15.2
Other income (expense)	4.8	(0.5)
Interest income	0.9	2.2
Income before income taxes	485.3	272.9

Income taxes (including royalty taxes, see Note 4)	176.2	92.3
Net income before equity earnings of affiliate	309.1	180.6
Equity earnings of affiliate, net of income tax	6.2	5.1

Net income	315.3	185.7

Less: Net income attributable to the non-controlling interest	0.9	0.6

Net income attributable to SCC	$314.4	$185.1

Per common share amounts attributable to SCC:
Net earnings - basic and diluted	$0.41	$0.24
Dividends paid	$0.08	$0.03
Weighted average shares outstanding - basic and diluted	773.0	773.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	3 Months Ended
	March 31,
	2017	2016
	(in millions)
Net income and comprehensive income	$315.3	$185.7
Comprehensive income attributable to the non-controlling interest	0.9	0.6
Comprehensive income attributable to SCC	$314.4	$185.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2017	2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$698.7	$546.0
Restricted cash	—	3.6
Short-term investments	52.7	51.3
Accounts receivable trade	669.6	591.9
Accounts receivable other (including related parties 2017 - $46.8 million and 2016 - $23.4 million)	100.2	76.6
Inventories	979.9	1,010.4
Prepaid taxes	226.7	249.4
Other current assets	46.0	36.9
Total current assets	2,773.8	2,566.1

Property and mine development, net	8,755.9	8,766.5
Ore stockpiles on leach pads	848.2	806.9
Intangible assets, net	155.5	154.2
Deferred income tax	771.8	727.3
Equity method investment	90.2	87.5
Other assets	127.6	125.8
Total assets	$13,523.0	$13,234.3

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2017 - $77.5 million and 2016 - $62.2 million)	$505.7	$584.2
Accrued income taxes	163.0	185.1
Accrued workers’ participation	159.1	125.4
Accrued interest	132.5	85.6
Other accrued liabilities	29.2	18.7
Total current liabilities	989.5	999.0

Long-term debt	5,954.9	5,954.2
Deferred income taxes	195.0	162.6
Other liabilities and reserves	37.3	31.1
Asset retirement obligation	222.3	216.5
Total non-current liabilities	6,409.5	6,364.4

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock	8.8	8.8
Additional paid-in capital	3,360.5	3,358.2
Retained earnings	5,707.5	5,455.3
Accumulated other comprehensive income	(2.4)	(2.4)
Treasury stock, at cost, common shares	(2,989.7)	(2,987.6)
Total Southern Copper Corporation stockholders’ equity	6,084.7	5,832.3
Non-controlling interest	39.3	38.6
Total equity	6,124.0	5,870.9

Total liabilities and equity	$13,523.0	$13.234.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended
	March 31,
	2017	2016
	(in millions)
OPERATING ACTIVITIES

Net income	$315.3	$185.7

Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, amortization and depletion	153.4	135.3
Equity earnings of affiliate, net of dividends received	(2.8)	(1.7)
Loss (gain) on foreign currency transaction effect	31.1	(1.1)
(Benefit) for deferred income taxes	(16.8)	(22.0)
Other, net	6.5	6.8

Change in operating assets and liabilities:
(Increase) in accounts receivable	(77.7)	(71.8)
(Increase) in inventories	(10.7)	(91.8)
Increase in accounts payable and accrued liabilities	71.7	19.9
Increase (decrease) in other operating assets and liabilities	20.1	(95.2)
Net cash provided by operating activities	490.1	64.1

INVESTING ACTIVITIES
Capital investments	(245.6)	(223.3)
(Purchase of) proceeds from short-term investments, net	(1.4)	320.8
Sale of property	0.4	0.8
Net cash (used in) provided by investing activities	(246.6)	98.3

FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(61.8)	(23.2)
Repurchase of common shares	—	(53.7)
Net cash used in financing activities	(61.8)	(76.9)

Effect of exchange rate changes on cash and cash equivalents	(29.0)	16.0

Net increase in cash and cash equivalents	152.7	101.5
Cash and cash equivalents at beginning of period	546.0	274.5
Cash and cash equivalents at end of period	$698.7	$376.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At March 31, 2017, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company’s Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2017 and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. The December 31, 2016 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2016 and notes included in the Company’s 2016 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At March 31,	At December 31,
	2017	2016
Trading securities	$50.6	$49.2
Weighted average interest rate	1.7%	2.2%

Available-for-sale	$2.1	$2.1
Weighted average interest rate	0.80%	0.78%
Total	$52.7	$51.3

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and at March 31, 2017 and December 31, 2016, included corporate bonds and asset and mortgage backed obligations. As of March 31, 2017 and December 31, 2016, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended March 31,
	2017		2016
Trading:
Interest earned	$0.2		$0.4
Unrealized (loss) gain at the end of the period	$(0.1)		$0.1

Available-for-sale:
Interest earned	(*	)	(*	)
Investment redeemed	$ (*	)	$0.3

(*) Less than $0.1 million.

NOTE 3 - INVENTORIES:

Inventories were as follows:

(in millions)	At March 31, 2017	At December 31, 2016

Inventory, current:
Metals at average cost:
Finished goods	$154.9	$130.5
Work-in-process	181.5	231.6
Ore stockpiles on leach pads	308.4	310.9
Supplies at average cost:	335.1	337.4
Total current inventory	$979.9	$1,010.4

Inventory, non-current:
Ore stockpiles on leach pads	$848.2	$806.9

In the first quarter 2017 and 2016, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $120.8 million and $124.8 million, respectively. Leaching inventories recognized in cost of sales amounted to $82.1 million and $79.2 million for the first quarter 2017 and 2016, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first quarter 2017 and 2016 consisted of ($ in millions):

	2017	2016
Statutory income tax provision	$148.5	$82.6
Peruvian royalty	0.4	—
Mexican royalty	21.4	9.3
Peruvian special mining tax	5.9	0.4
Income tax provision	$176.2	$92.3

Effective income tax rate	36.3%	33.8%

These provisions include income taxes for Peru, Mexico and the United States. In addition, a Mexican royalty tax, a portion of the Peruvian royalty tax and the Peruvian special mining tax are included in the income tax provision. The increase in the effective tax rate for the first quarter of 2017 from the same period in the prior year is primarily due to an increase of forecasted dividends from Minera Mexico.

Peruvian income tax rate: In December 2016, the Peruvian Government enacted income tax law changes to both the income tax and dividend tax rate that became effective on January 1, 2017. The 2016 rates and the new rates are as follows:

Year	Income Tax Rate	Dividend Tax Rate
2016	28.0%	6.8%
2017 and later	29.5%	5%

Peruvian royalty and special mining tax: The mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $5.5 million and $4.1 million of royalty charge in the first quarter 2017 and 2016, respectively, of which $0.4 million was included in income taxes in 2017; no amounts were included in income tax in the first quarter 2016.

The special mining tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached. The Company has accrued $5.9 million and $0.4 million of special mining tax as part of the income tax provision for the first quarter 2017 and 2016, respectively.

Mexican mining royalty: Mexico has a mining royalty charge of 7.5% on earnings before taxes as defined by Mexican tax regulations and an additional royalty charge of 0.5% over gross income from sales of gold, silver and platinum. The Company has accrued $21.4 million and $9.3 million of royalty taxes as part of the income tax provision for the first quarter 2017 and 2016, respectively. In the first quarter of 2017, the Company has paid $54.3 million for year 2016 mining royalty.

Accounting for uncertainty in income taxes: In the first quarter 2017, there were no changes in the Company’s uncertain tax positions.

NOTE 5 — PROVISIONALLY PRICED SALES:

At March 31, 2017, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the March 31, 2017 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2017:

	Sales volume (million lbs.)	Priced at (per pound)	Month of settlement
Copper	51.0	$2.65	From April 2017 to May 2017
Molybdenum	10.4	$8.85	From April 2017 to June 2017

The provisional sales price adjustment included in accounts receivable and net sales at March, 31, 2017 includes positive adjustments of $3.0 million and $10.4 million for copper and molybdenum, respectively.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 6 - ASSET RETIREMENT OBLIGATION:

The Company maintains an asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation. The accepted value of the Lima office building, for this purpose, is $30.8 million. Through March 2017, the Company has provided guarantees of $26.9 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the Ilo smelter and refinery, and the shops and auxiliary facilities at the three units.

In 2010, the Company announced to the Mexican federal environmental authorities its closure plans for the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation with a budget of $66.2 million, which has been spent through March 31, 2017. Plant demolition and construction of a confinement area at the south of the property were completed in 2012. In accordance with remediation goals previously approved by environmental authorities, soil remediation and on-site encapsulation on a second confinement area of impacted soils have been completed. Confirmation sampling was successfully completed. On September 2, 2016, the environmental authorities approved the conclusion of the remediation effort. The Company continues studying the possibilities for this property in order to decide whether to sell or develop the property. The overall cost recognized for mining closure in Mexico includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities. In 2016, we added $9.5 million related to the Quebalix IV closure plan, a project that is part of the Buenavista expansion.

The following table summarizes the asset retirement obligation activity for the three months ended March 31, 2017 and 2016 (in millions):

	2017	2016
Balance as of January 1	$216.5	$190.9
Changes in estimates	—	—
Additions	—	—
Payments	(0.3)	(0.7)
Accretion expense	6.1	6.8
Balance as of March 31,	$222.3	$197.0

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

Receivable and payable balances with related parties are shown below (in millions):

Related parties receivable current:	At March 31, 2017	At December 31, 2016
Asarco LLC	$22.2	$5.5
Boutique Bowling de Mexico S.A. de C.V.	0.1	0.1
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	1.4	1.3
Grupo Mexico	4.7	4.5
Mexico Generadora de Energia S. de R.L. (“MGE”)	17.0	10.2
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	1.1	1.5
Operadora de Cinemas S.A. de C.V.	0.2	0.2
Operadora de Generadoras de Energia Mexico S.A. de C.V.	0.1	0.1
	$46.8	$23.4

Related parties payable:	At March 31, 2017	At December 31, 2016
Asarco LLC	$40.6	$36.3
Boutique Bowling de Mexico S.A. de C.V.	0.2	0.2
Eolica El Retiro, S.A.P.I. de C.V.	0.5	0.1
Ferrocarril Mexicano S.A. de C.V.	4.1	3.0
Grupo Mexico	1.4	0.1
MGE	23.0	13.9
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	7.1	7.8
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	—	0.1
Operadora de Cinemas S.A. de C.V.	0.4	0.4
Servicios y Fabricaciones Mecanicas	0.2	—
Breaker S.A. de C.V. and affiliates (“Breaker”)	—	0.3
	$77.5	$62.2

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the three months ended March 31, 2017 and 2016 (in millions):

	2017	2016
Purchase activity
Asarco LLC	$13.0	$6.2
Eolica El Retiro, S.A.P.I. de C.V.	0.9	0.5
Ferrocarril Mexicano S.A de C.V.	10.8	9.7
Grupo Mexico	3.5	8.6
MGE	61.1	56.7
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	27.1	8.4
Total purchases	$116.4	$90.1

Sales activity
Asarco LLC	$41.8	$19.5
Compania Perforadora Mexico S.A.P.I. de C.V and affiliates	0.2	0.1
Grupo Mexico	0.2	0.1
MGE	24.4	33.0
Total sales	$66.6	$52.7

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

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants. That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%. In the first quarter of 2012, Controladora de Infraestructura Energetica Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence of this change in control, MGE became an indirect subsidiary of Grupo Mexico. Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt. The remaining balance was restructured as subordinated debt of MGE. In the third quarter of 2016, MGE repaid the outstanding balance of the debt. Related to this loan, the Company recorded interest income of $1.6 million in the first quarter of 2016.

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

On August 4, 2014, Mexico Generadora de Energia Eolica S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm that has 37 wind turbines. This company started operations in January 2014 and started to sell power to IMMSA and other subsidiaries of Grupo Mexico in the third quarter of 2014. Eolica el Retiro is supplying approximately 22% of its power output to IMMSA.

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

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the three months ended March 31, 2017 and 2016 (in millions):

	2017		2016
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$—		$0.2
Operadora de Cinemas S.A. de C.V.	—		0.3
Total purchases	$—		$0.5

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1		$ (*	)
Operadora de Cinemas S.A. de C.V.	(*	)	(*	)
Total sales	$0.1		$—

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

MexTransport provides aviation services to the Company’s Mexican operations. This is a company controlled by the Larrea family. There were no purchases to MexTransport recorded in the first quarter of 2017.

In addition, the Company received fees for building rental and maintenance provided to Boutique Bowling de Mexico S.A. de C.V., and Operadora de Cinemas S.A. de C.V.

Companies with relationships to SCC executive officers:

The following table summarizes the purchase activities with companies with relationships to SCC executive officers in the three months ended March 31, 2017 and 2016 (in millions):

Purchase activity	2017	2016
Breaker	$—	$0.4
Higher Technology S.A.C.	—	0.2
Pigoba, S.A. de C.V.	—	0.1
Servicios y Fabricaciones Mecanicas S.A.C.	0.2	0.2
Total purchases	$0.2	$0.9

The Company purchased industrial materials from Higher Technology S.A.C and paid fees for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C. Mr. Carlos Gonzalez, son of SCC’s Chief Executive Officer, had a proprietary interest in these companies through June 6, 2016.

The Company purchased industrial material from Pigoba, S.A. de C.V., a company in which Mr. Alejandro Gonzalez has a proprietary interest. Mr. Alejandro Gonzalez is the son of SCC’s Chief Executive Officer.

The Company purchased industrial material and services from Breaker, S.A. de C.V., a company in which Mr. Jorge Gonzalez, son-in-law of SCC’s Chief Executive Officer, had a proprietary interest; and from Breaker Peru S.A.C., a company in which Mr. Jorge Gonzalez, son-in-law and Mr. Carlos Gonzalez, son of SCC’s Chief Executive Officer have a proprietary interest.

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

The components of net periodic benefit costs for the three months ended March 31, 2017 and 2016 are as follows (in millions):

	2017		2016
Service cost	$0.2		$0.2
Interest cost	0.3		0.2
Expected return on plan assets	(0.7)		(0.6)
Amortization of net actuarial loss	(*	)	(*	)
Amortization of net loss/(gain)	(*	)	(*	)
Net periodic benefit costs	$(0.2)		$(0.2)

(*) amount is lower than $0.1 million

Post-retirement Health care plans:

United States: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits”.

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the three months ended March 31, 2017 and 2016 are as follows (in millions):

	2017		2016
Interest cost	$0.2		$0.2
Amortization of net loss (gain)	(*	)	(0.1)
Amortization of prior service cost (credit)	(*	)	(*	)
Net periodic benefit cost	$0.2		$0.1

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

Environmental capital investments in the three months ended March 31, 2017 and 2016 were as follows (in millions):

	2017	2016
Peruvian operations	$16.5	$10.1
Mexican operations	22.1	29.1
	$38.6	$39.2

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

In April 2017, MINAM published for comments a proposed Supreme Decree which will define new AQS for daily sulfur dioxide for the Peruvian territory, in order to adopt standards similar to comparable countries and to conform them to the technical capabilities available in Peru, while ensuring the protection of public health. This proposed decree considers criteria established by the World Health Organization for the determination of environmental quality standards, as well as current AQS standards from other countries such as the United States, Canada and Chile. It concludes that it is appropriate to establish a mean 24-hour AQS equal to 250 micrograms per cubic meter (µg/m3) of SO2 to replace the current 24-hour AQS of 20 µg/m3 of SO2, effective since 2014.

The Company believes that if approved, these new AQS will be more appropriate for Peru and will allow Peruvian industry to be competitive with other countries. The Company will evaluate the potential impact of these new standards, however, it is expected that its adoption will not have a material impact on the financial position of the Company, as currently the Company maintains a significantly lower daily average level of µg/m3 of SO2 than required by the new AQS.

In 2013, the Peruvian government enacted soil environmental quality standards (“SQS”) applicable to any existing facility or project that generates or could generate the risk of soil contamination in its area of operation or influence. In March 2014, MINAM issued a supreme decree, which establishes additional provisions for the gradual implementation of SQS. Under this rule the Company had twelve months to identify contaminated sites in and around its facilities and present a report of identified contaminated sites. This report was submitted to MINEM in April 2015. After a review of the report, MINEM should evaluate and issue a report to the Company, which will allow it to continue to the next phase. As of March 31, 2017, the Company is awaiting an official response from MINEM. Once notified by MINEM, the Company must prepare a characterization study to determine the depth, extent and physio-chemical composition of the contaminated areas and define an appropriate remediation plan and the time-frame for completion. In addition, the Company must submit for approval a Soil Decontamination Plan (SDP) within 24 months after being notified by the authority. This SDP must include remediation actions, a schedule and compliance deadlines. Also under this rule, if deemed necessary and given reasonable justification, the Company may request a one year extension for the decontamination plan.

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

In 2013, the Environmental Liability Federal Law was enacted. The law establishes general guidelines for actions to be considered to likely cause environmental harm. If a possible determination regarding harm occurs, environmental clean-up and remedial actions sufficient to restore environment to a pre-existing condition should be taken. Under this law, if restoration is not possible, compensation measures should be provided. Criminal penalties and monetary fines can be imposed under this law.

In 2014, an accidental spill of approximately 40,000 cubic meters of copper sulfate solution occurred at a Buenavista mine leaching pond. This solution reached the Bacanuchi River and the Sonora River. The Company took immediate actions to contain the spill, and to comply with all necessary legal requirements. The Company hired contractors including environmental specialists and assigned more than 1,200 of its own personnel to clean the river. In addition, the Company developed a service program to assist the residents of the Sonora River region.

The National Water Commission, the Federal Commission for the Protection of Sanitary Risk and PROFEPA initiated administrative proceedings regarding the spill to determine possible environmental and health damages. On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for the environmental damages. The Company is vigorously defending itself against this complaint. As of March 31, 2017, the case remains in the procedural stages and is pending resolution.

On September 15, 2014, the Company executed an administrative agreement with PROFEPA, providing for the submission of a remediation action plan to the Mexican Ministry of Environment and Natural Resources (Secretaria de Medio Ambiente y Recursos Naturales “SEMARNAT”). The general remediation program submitted to SEMARNAT was approved on January 6, 2015.

The Company also created a trust with a Mexican development bank, acting as a Trustee to support environmental remedial actions in connection with the spill, to comply with the remedial action plan and to compensate those persons adversely affected by the spill. The Company committed up to two billion Mexican pesos (approximately $150 million). A technical committee for the trust was created with representatives from the federal government, the Company and specialists assisted by a team of environmental experts to ensure the proper use of the funds. Along with the administrative agreement executed with PROFEPA, the trust served as an alternative mechanism for dispute resolution to mitigate public and private litigation risks.

On December 1, 2016, SEMARNAT issued its final resolution which held that all remediation actions contained in the Remediation Plan, as approved by the same authority, had been fully fulfilled, complied with no pending requirements, except for biological monitoring activities at the Sonora River that will be continued until the first semester of 2019 pursuant to such Plan. On January 26, 2017, PROFEPA issued its final resolution under which it declared all mitigation actions  completed and its investigation closed. In light of the above, the Company has obtained all necessary formal rulings from SEMARNAT and PROFEPA. On February 7, 2017, the Company closed the trust. In addition, as a result of this process, $10.2 million of excess provision was reversed in the first quarter of 2017. The total expense recorded for this accident in 2014 and 2015 was $136.4 million. Therefore, this matter is closed.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Four of the collective action lawsuits have been dismissed by the court. The plaintiffs in the two remaining lawsuits are: Acciones Colectivas de Sinaloa, A.C. which established two collective actions (one of which was dismissed on September 26, 2016); and Ana Luisa Salazar Medina et al. which has been granted a collective action certification. The plaintiffs have requested cautionary measures on the construction of facilities for the monitoring of public health services and the prohibition of the closure of the Río Sonora Trust.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming the same damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with twenty six additional civil action lawsuits, claiming the same damages; those lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Domínguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamente.

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

It is not currently possible to determine the extent of the damages sought in these state and federal lawsuits but the Company considers that these lawsuits are without merit. Accordingly, the Company is vigorously defending against them. Nevertheless, the Company considers that none of the legal proceedings resulting from the spill, individually or in the aggregate, would have a material effect on its financial position or results of operations.

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

Mr. Garcia Ataucuri seeks delivery, to himself and each of the approximately 900 former employees of the Peruvian Branch, of the 3,876,380,679.65 old soles or 38,763,806.80 “labor shares”, as required by Decree Law 22333 (a former profit sharing law), to be issued proportionally to each former employee in accordance with the time of employment of such employee with SCC’s Branch in Peru, plus dividends on such shares. The 38,763,806.80 labor shares sought in the complaint, with a face value of 100.00 old soles each, represent 100% of the labor shares issued by the Branch during the 1970s until 1979 for all of its employees during that period. The plaintiffs do not represent 100% of the Branch’s eligible employees during that period.

It should be noted that the lawsuit refers to a prior Peruvian currency called “sol de oro” or old soles, which was later changed to the “inti”, and then into today’s “sol”. Due to a past period of high inflation between 1985 and 1990, one billion of old soles is equivalent to today’s one sol.

On September 23, 2015, a lower court that ordered the delivery by the Branch of the labor shares, seized 10,501,857 investment shares owned by SCC and Compania Minera Los Tolmos, S.A. (“Los Tolmos”). The Company is vigorously defending against these measures, and has challenged them on various grounds, mainly because a “labor share” created by law in 1979 is not equivalent to an “investment share”, on a one to one basis, as the latter must recognize the Peruvian inflation since 1980. One “investment share” represents ten million “labor shares”. Additionally, the seized investment shares are owned by SCC and Los Tolmos, companies that are not a party in the lawsuit. In December 2015, the Company appealed the lower court´s decision before the Superior Court that declared without merit its opposition to the seizure.

On October 4, 2016, the Superior Court issued Resolution N°10 which ruled that the seizure of the corporation´s investment shares of Los Tolmos in 2015 was unfounded. To reach this assertion, the Lima Superior Court recognizes that the labor shares have suffered variations in their denomination and face value, due to the currency changes suffered in Peru since 1985 to 1991, for which a first share exchange was made at a rate of 10 to 1, and later at a rate of 1,000 to 1.  The Court also indicated that SCC’s assertion that the plaintiffs had participated in each of the labor share exchange transactions has not been proven. Accordingly, the judge in charge of the case must define this situation and determine (a) which plaintiffs received the labor shares to determine who are the holders of the current investment share certificates, (b) who have sold their shares, (c) determine the dividend amounts that have been generated by such shares and identify the plaintiffs who have collected the dividends, and (d) review the shares ledger. The judge ordered that an expert be appointed to assist in defining these items.

In addition, Resolution N° 10 also ruled that the value and proportion of the 10,185,700 labor shares represented by the plaintiffs must be mathematically determined in respect to the total of 57,649,479 current investment shares issued by the Branch.

The Company considers that the Superior Court’s decision is important because it recognizes that the value of the original labor shares was affected by the fluctuations in Peruvian currency, which changed over time from the original “sol de oro” to the “inti”, and subsequently to the “Nuevo sol” or currently simply referred to the “sol”. Such fluctuation affected the value of a labor share.

SCC’s Peruvian Branch believes that the review by an expert will establish that the labor shares ordered to be paid by the Court are not equivalent on a one to one ratio to the current investment shares, as well as to prove the Company’s delivery of the labor shares to some of the plaintiffs. The Court did not define the amount to be paid, however, taking into account the effect of currency fluctuation, the Company expects that the final amount of this contingency will not be material.

In addition to the aforementioned lawsuit, 13 additional lawsuits have been filed against SCC’s Branch, involving approximately 800 plaintiffs, which seek the same number of labor shares as in the Garcia Ataucuri case, plus interest, labor shares resulting from capital increases and dividends. SCC’s Peruvian Branch has answered the complaints and denied the validity of the asserted claims.  Additionally, in light of the Superior Court’s decision in the Garcia Ataucuri lawsuit the Company believes that any liability established for these lawsuits will not be material to the Company’s financial position.

The “Virgen Maria” Mining Concessions of the Tia Maria Mining Project

The Tia Maria project includes various mining concessions, totaling 32,989.64 hectares. One of the concessions is the “Virgen Maria” mining concession totaling 943.72 hectares or 2.9% of the total mining concessions.

Related to the “Virgen Maria” mining concessions, in August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”). The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch. In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders’ meeting. Excomet was at the time owner of the “Virgen Maria” mining concession. In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations. On appeal by the plaintiffs, the superior court reversed the lower court’s decision and remanded it to the lower court for further proceedings. In August 2015, the lower court dismissed the case on the grounds that the plaintiffs had not proven the alleged unfairness of the negotiations. The plaintiffs appealed this resolution before the Superior Court. In September 2016, the Superior Court confirmed the lower court’s resolution and the plaintiffs filed an extraordinary appeal in order to have the case reviewed by the Supreme Court. As of March 31, 2017, the case remains pending resolution without further developments.

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

The del Carpio Lazio case was rejected by the court of first instance on November 14, 2016. The Plaintiff filed an appeal before the Superior Court on January 3, 2017. As of March 31, 2017, the case remains pending resolution without further developments.

The Mendoza Padilla case was rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. As of March 31, 2017, the case remains pending resolution without further developments.

In the Belfiore Nicolini case, the court ruled partially in favor of the plaintiff. However, the Company is going to file an appeal to challenge said decision.

The Guillen Lopez case is currently before the lower court. As of March 31, 2017, the case remains pending resolution without further developments.

On October 3, 2016 the lower court ruled that the Hatamare Hual case had expired and declared the case concluded. The plaintiff has not filed an appeal before the Superior Court. On November 16, 2016, the Company´s Peruvian Branch requested for the case to be closed.

The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams with proper governmental authorization, since 1995. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of March 31, 2017, the case remains pending resolution without further developments. The amount of this contingency cannot be reasonably estimated by management at this time.

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

Labor matters:

Peruvian operations: 73% of the Company’s 4,589 Peruvian employees were unionized at March 31, 2017. Currently, there are five separate unions, one large union and four smaller unions. In the first quarter of 2016, the Company signed three-year agreements with all five unions. These agreements include, among other things, annual salary increases of 5% for each of the three years.

In April 2017, the unified labor union of SPCC workers and one of Toquepala’s unions began a stoppage, which was declared illegal by the Peruvian government. Even though the Company has always been in full compliance with the three-year labor agreements signed last year, these unions demanded a review of certain health and profit sharing benefits. During the stoppage, the Company deployed its emergency plan to maintain production with the use of temporary contractors. The stoppage concluded on April 22 with a decrease of only 1,418 tons of copper production and currently all the Company’s workforce has returned and operations are fully normalized.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

However, the workers of the San Martin and Taxco mines, are still under the National Mining Union and have been on strike since July 2007. On December 10, 2009, a federal court confirmed the legality of the San Martin strike. In order to recover the control of the San Martin mine and resume operations, the Company filed a court petition on January 27, 2011 requesting that the court, among other things, define the termination payment for each unionized worker. The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition. On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition. In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court. On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal. The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker. A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin. As of March 31, 2017, the case remains pending resolution without further developments.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers at the mine (including termination of the related collective bargaining agreement). On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. The mining union appealed the labor court ruling before a federal court. In September 2011, the federal court accepted the union’s appeal and remanded the case to the federal labor court for reconsideration. After several legal proceedings on January 25, 2013, the Company filed a new proceeding before the labor court. On June 16, 2014, the labor court denied the petition of the Company. The resolution issued by the labor court was challenged by the Company before a federal court. In August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of March 31, 2017, the case remains pending resolution without further developments.

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

Tia Maria´s project budget is approximately $1.4 billion of which $363.9 million has been invested through March 31, 2017. When completed, it is expected to produce 120,000 tons of copper cathodes per year. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and consequently, no emissions are released into the atmosphere. The project will only use seawater, transporting this more than 25 kilometers to 1,000 meters above sea level, and includes a desalinization plant which will be constructed at a cost of $95 million. Consequently, the Tambo river water resources and the water resources from the wells in the area will be used solely for farming and human consumption.

The Company expects the project to generate 3,500 jobs during the construction phase. When in operation, Tia Maria will directly employ 600 workers and indirectly another 2,000. Through its expected twenty-year life, the project related services will create significant business opportunities in the Arequipa region.

In view of the delay in this project, the Company has reviewed the carrying value of this asset to ascertain whether impairment exists. Should the Tia Maria project not move forward, the Company is confident that most of the project equipment will continue to be used productively, through reassignment to other mine locations operated by the Company. The Company believes that an impairment loss, if any, will not be material.

Toquepala Concentrator Expansion:

In April 2015, the construction permit for the Toquepala expansion project was approved by the MINEM. The project budget is $1.2 billion, of which $623.4 million has been expended through March 31, 2017. When completed, this expansion project is expected to increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum.

Corporate Social Responsibility:

The Company has a corporate social responsibility policy to maintain and promote continuity of its mining operations and obtain the best results. The main objective of this policy is to integrate its operations with the local communities in the areas of influence of its operations by creating a permanent positive relationship with the communities to develop the optimum social conditions and to promote sustainable development in the area. Accordingly, the Company has made the following commitments:

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/ 445.0 million (approximately $132 million).

Moquegua Region: In the Moquegua region, the Company is part of a “development roundtable” in which the local municipal authorities, the community representatives and the Company discuss the social needs and the way the Company could contribute to sustainable development in the region. As part of this, the roundtable is discussing the creation of a Moquegua Region Development Fund for which the Company has offered a contribution of S/. 700 million (approximately $ 209 million). While final funding is not yet settled, the Company has committed to contribute S/ 108.5 million (approximately $32 million) in advance, which is being utilized in an educational project and S/. 48.4 million (approximately $14 million) for a residual water treatment plan in Ilo, a sea-wall embankment and a fresh water facility at El Algarrobal.

In addition, the Company has committed S/. 143.0 million (approximately $43 million) for the construction of five infrastructure projects in the Moquegua region under the “social investment for taxes” (obras por impuestos) program which allows the Company to use these amounts as an advance payment of taxes.

These commitments are subject to the continuity of the respective mine operations and, as such, are not considered to be present obligations of the Company. Therefore, the Company has not recorded a liability in its consolidated financial statements.

Power purchase agreements:

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

•                  Eolica el Retiro S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company´s Mexican operations. For further information, please see Note 7 “Related party transactions”.

Corporate operations

Commitment for Capital projects:

As of March 31, 2017, the Company has committed approximately $1,433.5 million for the development of its capital investment projects at its operations.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended March 31, 2017
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$952.2	$110.2	$521.5		$1.583.9
Intersegment sales		20.6		$(20.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	464.8	83.0	315.7	(19.7)	843.8
Selling, general and administrative	10.0	2.2	9.0	0.2	21.4
Depreciation, amortization and depletion	98.6	13.4	35.3	6.1	153.4
Exploration	0.5	0.7	2.1	1.8	5.1
Environmental remediation	(10.2)	—	—	—	(10.2)
Operating income	$388.5	$31.5	$159.4	$(9.0)	570.4
Less:
Interest, net					(89.9)
Other income (expense)					4.8
Income taxes					(176.2)
Equity earnings of affiliate					6.2
Non-controlling interest					(0.9)
Net income attributable to SCC					$314.4

Capital investment	$57.3	$7.0	$181.1	$0.2	$245.6
Property and mine development, net	$5,171.1	$375.9	$2,986.6	$222.3	$8,755.9
Total assets	$8,481.7	$889.0	$4,391.0	$(238.7)	$13,523.0

	Three Months Ended March 31, 2016
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$741.9	$69.7	$433.5		$1,245.1
Intersegment sales		15.4		$(15.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	394.4	68.7	304.6	(40.9)	726.8
Selling, general and administrative	13.5	1.5	11.1	0.2	26.3
Depreciation, amortization and depletion	64.9	9.4	54.4	6.6	135.3
Exploration	1.6	1.8	3.4	3.7	10.5
Environmental remediation	—	—	—	—	—
Operating income	$267.5	$3.7	$60.0	$15.0	346.2
Less:
Interest, net					(72.8)
Other income (expense)					(0.5)
Income taxes					(92.3)
Equity earnings of affiliate					5.1
Non-controlling interest					(0.6)
Net income attributable to SCC					$185.1

Capital investment	$109.1	$6.8	$107.3	$0.1	$223.3
Property and mine development, net	$5,024.3	$460.1	$2,659.5	$256.6	$8,400.5
Total assets	$8,542.5	$788.7	$3,996.6	$(520.1)	$12,807.7

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the three-month period ended March 31, 2017 and 2016 is as follows (in millions):

	2017	2016
Southern Copper common shares
Balance as of January 1,	$2,769.0	$2,697.6
Purchase of shares	—	53.7
Balance as of March 31,	2,769.0	2,751.3

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	218.6	211.3
Other activity, including dividend, interest and foreign currency transaction effect	2.1	3.7
Balance as of March 31,	220.7	215.0

Treasury stock balance as of March 31,	$2,989.7	$2,966.3

Southern Copper Common Shares:

At March 31, 2017 and 2016, there were in treasury 111,579,617 and 110,889,016 SCC’s common shares, respectively.

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

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan @ $35.89(1)	Total Cost ($ in millions)
From	To
2008	2012	46,914,486	$18.72	46,914,486		878.1
2013:		10,245,000	27.47	57,159,486		281.4
2014:		22,711,428	30.06	79,870,914		682.8
2015:		36,689,052	27.38	116,559,966		1,004.4
2016:
01/01/16	01/31/16	2,235,200	24.05	118,795,166		53.7
Total first quarter		2,235,200	24.05			53.7

08/01/16	08/31/16	115,000	25.88	118,910,166		3.0
09/01/16	09/30/16	587,601	25.55	119,497,767		15.0
Total third quarter		702,601	25.61			18.0

Total 2016		2,937,801	24.42			71.7

Total purchased		119,497,767	$24.42		2,274,543	$2,918.4

(*) NYSE closing price of SCC common shares at March 31, 2017.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of March 31, 2017. There was no activity in the SCC share repurchase program during the first quarter of 2017.

Parent Company common shares:

At March 31, 2017 and 2016 there were in treasury 112,457,204 and 118,278,037 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the first quarter 2017 and 2016 and the unrecognized compensation expense under this plan were as follows (in millions):

	2017	2016
Stock based compensation expense	$0.1	$0.1
Unrecognized compensation expense	$0.7	$1.3

The unrecognized compensation expense under this plan is expected to be recognized over the remaining one year and nine month period.

The following table presents the activity of this plan for the three months ended March 31, 2017 and 2016:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2017	1,401,096	$2.05
Granted	—	—
Exercised	—	2.05
Forfeited	—	—
Outstanding shares at March 31, 2017	1,401,096	$2.05

Outstanding shares at January 1, 2016	2,227,582	$2.05
Granted	—	—
Exercised	(338,989)	—
Forfeited	—	—
Outstanding shares at March 31, 2016	1,888,593	$2.05

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

The stock based compensation expense for the first quarter 2017 and 2016 and the unrecognized compensation expense under this plan were as follows (in millions):

	2017	2016
Stock based compensation expense	$0.2	$0.2
Unrecognized compensation expense	$3.4	$4.2

The following table presents the activity of this plan for the three months ended March 31, 2017 and 2016:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2017	2,540,223	$2.63
Granted	—	—
Exercised	(228,430)	2.63
Forfeited	—	—
Outstanding shares at March 31, 2017	2,311,793	$2.63

Outstanding shares at January 1, 2016	—	—
Granted	2,652,386	$2.63
Exercised	—	—
Forfeited	—	—
Outstanding shares at March 31, 2016	2,652,386	$2.63

Non-controlling interest:

The following table presents the non-controlling interest activity for the three months ended March 31, 2017 and 2016:

	2017	2016
Balance as of January 1,	$38.6	$36.3
Net earnings	0.9	0.6
Dividend paid	(0.2)	—
Balance as of March 31,	$39.3	$36.9

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of March 31, 2017 and December 31, 2016 (in millions):

	At March 31, 2017		At December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt	$5,954.9	$6,491.8	$5,954.2	$6,212.0

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of March 31, 2017 and December 31, 2016 (in millions):

Fair Value at Measurement Date Using:

Description	Fair Value as of March 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$50.6	$50.6	$—	$—
- Available-for-sale debt securities:
Corporate bonds	0.1	—	0.1	—
Asset backed securities	1.6	—	1.6	—
Mortgage backed securities	0.4	—	0.4	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	135.0	135.0	—	—
Molybdenum	91.7	91.7	—	—
Total	$279.4	$277.3	$2.1	$—

Fair Value at Measurement Date Using:

Description	Fair Value as of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$49.2	$49.2	—	$—
- Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	—	—	—	—
Mortgage backed securities	2.1	—	$2.1	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	203.8	203.8	—	—
Molybdenum	54.0	54.0	—	—
Total	$309.1	$307.0	$2.1	$—

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

NOTE 13 — SUBSEQUENT EVENTS:

Dividends:

On April 27, 2017, the Board of Directors authorized a dividend of $0.12 per share payable on May 31, 2017 to shareholders of record at the close of business on May 17, 2017.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of Southern Copper Corporation and its subsidiaries (collectively, “SCC”, “the Company”, “our”, and “we”). This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2016.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, some of the following:

•                  Changes in copper, molybdenum, silver and zinc prices: In the first quarter of 2017, the average LME and COMEX copper prices were $2.65 per pound, about 25.0% and 25.6% higher than in the first quarter of 2016, respectively. During the first quarter of 2017 per pound LME spot copper prices ranged from $2.49 to $2.79. Average molybdenum, silver and zinc prices in the first quarter of 2017 increased 46.9%, 17.4% and 65.8%, respectively, when compared to the average prices in the first quarter of 2016.

•                  Sales structure: In the first quarter of 2017, approximately 81% of our revenue came from the sale of copper, 6% from molybdenum, 5% from silver, 5% from zinc and 3% from various other products, including gold, sulfuric acid and other materials.

•                  Copper: According to the International Monetary Fund, the world economy is accelerating to an estimated GDP growth of 3.4% in 2017 after a mark of 3.1% in 2016. The drivers of this growth are the cyclical recovery of manufacturing and international commerce. For 2017, we expect copper demand to grow about 2.0%, driven by China´s metals consumption recovery and a strong economy in the United States.

On the supply side, after five years of copper price reductions, we see supply underperforming market needs. We expect a weak growth in 2017, in the range of 0.5 to 1.0%. This lack of growth results from the decline in investments that several companies have had in recent years as well as technical problems, labor unrest, excess government taxation and other difficulties. All of these factors will cause the market deficit through 2017, giving good support to current copper prices.

•                  Silver: Represented 4.7% of our sales in the first quarter of 2017 and it is currently our third by-product. We believe that silver prices will have support due to its industrial uses as well as its linkage to gold as a value shelter in times of economic uncertainty.

•                  Molybdenum: Represented 5.9% of our sales in the first quarter of 2017. During the first quarter of 2017, the molybdenum price improved its level by 17.6% when compared to the fourth quarter of 2016 due to production cuts from major producers and additional demand coming from steel and oil drilling industry.

Molybdenum is mainly used for the production of special alloys of stainless steel that require significant hardness, corrosion and heat resistance. A new use for this metal is in lubricants and sulfur filtering of heavy oils and shale gas production.

•                  Zinc: Represented 5.0% of our sales in the first quarter of 2017. We also believe that zinc has very good long term fundamentals due to its significant industrial consumption and expected mine production shutdowns. In the last 12 months zinc inventories have consistently decreased, improving this market’s fundamentals.

•                  Production: For 2017, we expect to maintain our current production level of about 900,000 tons of copper. For 2018, we will initiate production at the new Toquepala concentrator and expect to be able to produce 972,300 tons of copper, continuing our aggressive organic growth program.

We also expect to produce 16.6 million ounces of silver, about 2.5% higher than the 2016 production of 16.2 million ounces due to higher Buenavista and IMMSA production. For zinc production, in 2017, we expect to produce 80,800 tons from our mines, up from 2016’s production, of 73,984 tons, mainly due to higher production from our Charcas, Santa Barbara and Santa Eulalia mines, which will increase their milling and forecast higher grades as well in 2017. Additionally, we expect to produce 20,300 tons of molybdenum, lower by 6.4% from last year’s production of 21,736 tons.

•            Cost: Our operating costs and expenses for the first quarter 2017 and 2016 were as follows:

			Variance
	2017	2016	Value	%
Operating costs and expenses ($ in millions)	$1,013.5	$898.9	$114.6	12.7%

The increase was mainly due to higher cost of sales at our Mexican open-pit operations and higher depreciation, amortization and depletion at our Mexican operations, partially offset by lower exploration expenses and a $10.2 credit related to a previously accrued environmental remediation cost which was reversed in the first quarter of 2017.

•            Capital Investments: In the first quarter of 2017 we spent $245.6 million on capital investments, 10.0% higher than in the first quarter of 2016, and represented 78.1% of net income. The year 2017 is the starting point of a new strategic plan: we will increase copper production capacity to exceed the one million ton milestone by mid-2018, and by 2023 we expect to reach 1.5 million tons of copper.

Illegal stoppage in our Peruvian Operations: In April 2017, the unified labor union of SPCC workers and one of Toquepala’s unions began a stoppage, which was declared illegal by the Peruvian government.. Even though we have always been in full compliance with the three-year labor agreements signed last year, these unions demanded a review of certain health and profit sharing benefits. During the stoppage, we deployed our emergency plan to maintain production with the use of temporary contractors. The stoppage concluded on April 22 with a decrease of only 1,418 tons of copper production and currently all our workforce have returned and operations are fully normalized.

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

Earnings: The table below highlights key financial and operational data of our Company for the three months ended March 31, 2017 and 2016 (in millions, except copper price, percentages and per share amounts):

	2017	2016	Variance	% Change
Copper price LME	2.65	2.12	0.53	25.0%
Pounds of copper sold	487.7	469.3	18.4	3.9%

Net sales	$1,583.9	$1,245.1	$338.8	27.2%
Operating income	$570.4	$346.2	$224.2	64.8%
Net income attributable to SCC	$314.4	$185.1	$129.3	69.9%
Earnings per share	$0.41	$0.24	$0.17	70.8%
Dividends per share	$0.08	$0.03	$0.05	166.7%

Net sales and net income in the first quarter 2017 were higher than in the first quarter of 2016 by $338.8 million and $129.3 million, respectively. These increases were mainly the result of higher metal prices and higher sales volume of copper (+3.9%) and silver (+3.6%).

Production: The table below highlights our mine production data for the three months ended March 31, 2017 and 2016:

	2017	2016	Variance	% Change
Copper (in million pounds)	471.2	488.7	(17.5)	(3.6)%
Molybdenum (in million pounds)	11.6	12.3	(0.7)	(5.3)%
Silver (in million ounces)	4.0	4.1	(0.1)	(2.4)%
Zinc (in million pounds)	41.0	39.7	1.3	3.2%

The table below highlights our copper production data for the three months ended March 31, 2017 and 2016:

COPPER (in million pounds)	2017	2016	Variance	% Change
Toquepala	78.3	79.4	(1.1)	(1.4)%
Cuajone	85.4	92.9	(7.5)	(8.0)%
La Caridad	69.6	72.9	(3.3)	(4.4)%
Buenavista	234.6	240.0	(5.4)	(2.3)%
IMMSA	3.3	3.5	(0.2)	(5.2)%
Total	471.2	488.7	(17.5)	(3.6)%

Mined copper production in the first quarter of 2017 decreased by 3.6% to 471.2 million pounds compared to 488.7 million pounds in the first quarter of 2016. This decrease was principally due to:

•                  Lower production at the Cuajone mine due to a decrease in ore grades and higher ore hardness index, which caused lower recoveries.

•                  Lower production at the Buenavista mine due to lower ore grades and lower SX-EW copper production, partially offset by a higher throughtput and better concentrate recoveries at the second concentrator.

•                  Lower production at the La Caridad mine, due to lower ore and concentrate grades.

Molybdenum production decreased 5.3% in the first quarter of 2017 to 11.6 million pounds, compared to 12.3 million pounds in the first quarter of 2016. Molybdenum production decreased in our Peruvian mines and at La Caridad mine due to lower ore grades. This was partially offset by higher production in our Mexican operations at the Buenavista mine due to higher output at the second concentrator.

Silver mine production decreased by 2.4% in the first quarter of 2017 mainly as result of lower production at our Buenavista and La Caridad mines, partially offset by higher production at our IMMSA and Toquepala mines.

Zinc production increased 3.2% in the first quarter of 2017, principally due to higher production at our Charcas mine.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 43. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

We define operating cash cost per pound of copper produced before by-product revenues as cost of sales (exclusive of depreciation, amortization and depletion), plus selling, general and administrative charges, treatment and refining charges net of sales premiums; less the cost of purchased concentrates, workers’ participation and other miscellaneous charges, including royalty charges, and the change in inventory levels; divided by total pounds of copper produced by our own mines.

We define operating cash cost per pound of copper produced net of by-product revenues as operating cash cost per pound of copper produced, as defined in the previous paragraph, less by-product revenues and net revenue (loss) on sale of metal purchased from third parties.

In our calculation of operating cash cost per pound of copper produced, before by-product revenues, we credit against our costs the revenues from the sale of all our by-products, including, molybdenum, zinc, silver, gold, etc. and the net revenue (loss) on sale of metals purchased from third parties. We disclose this measure including the by-product revenues in this way because we consider our principal business to be the production and sale of copper. As part of our copper production process, much of our by-products are recovered. These by-products, as well as the processing of copper purchased from third parties, are a supplemental part of our production process and their sales value contribute to cover part of our incurred fixed costs incurred. We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.

We believe that both of these measures are useful tools for our management and our stakeholders. Our cash costs before by-product revenues allow us to monitor our cost structure and address with operating management areas of concern. The measure operating cash cost per pound of copper produced net of by-product revenues is a common measure used in the copper industry and is a useful management tool that allows us to track our performance and better allocate our resources. This measure is also used in our investment project evaluation process to determine a project’s potential contribution to our operations, its competitiveness and its relative strength in different price scenarios. The expected contribution of by-products is generally a significant factor used by the copper industry in determining whether to move forward with the development of a new mining project. As the price of our by-product commodities can have significant fluctuations from period to period, the value of its contribution to our costs can be volatile.

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three months ended March 31, 2017 and 2016.

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	2017	2016	Variance	% Change
Total operating cash cost before by-product revenues	$679.7	$672.4	$7.3	1.1%
Total by-products revenues	(275.9)	(203.3)	(72.6)	35.7%
Total operating cash cost net of by-products revenues	$403.8	$469.1	$(65.3)	(13.9)%

Total pounds of copper produced (2)	457.0	478.2	(21.2)	(4.4)%

Operating cash cost per pound before by-product revenues	$1.49	$1.41	$0.08	5.7%
By-products per pound revenues	$(0.61)	$(0.43)	$(0.18)	41.9%
Operating cash cost per pound net of by-products revenues	$0.88	$0.98	$(0.10)	(10.2)%

(1) These are non-GAAP measures. Please see page 43 for reconciliation to GAAP measure.

(2) Net of metallurgical losses.

As seen in the table above, our per pound cash cost before by-product revenues in the first quarter of 2017 was $0.08 higher than in the same period of 2016. This 5.7% increase in operating cash cost was the result of higher treatment and refining charges and premiums, higher capitalized ore stockpiles on leach pads included in cost of sales and higher fuel and power costs; partially offset by lower costs per pound from selling, general and administrative expenses.

In addition, our per pound cash cost for the three months ended March 31, 2017 when calculated net of by-product revenues was $0.88 per pound, $0.10 lower than in the first quarter of 2016. This improvement was mainly the result of the higher prices for our major by-products.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining nine months of 2017, assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Zinc	Molybdenum	Silver
Change in metal prices (per pound except silver — per ounce)	$0.10	$0.10	$1.00	$1.00
Change in net earnings (in millions)	$85.6	$10.6	$19.5	$6.8

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

Capital Investment Programs: We made capital investments of $245.6 million in the three months ended March 31, 2017, compared with $223.3 million in the same period of 2016. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Projects in Mexico:

Buenavista Projects - Sonora: These projects are increasing copper production from 180,000 tons to 500,000 tons. The Buenavista program was completed on time and $100 million below our budget. This program also includes the crushing, conveying and spreading system for leachable ore project (Quebalix IV), which has been completed on time at an estimated cost of $327 million, which is $117 million below our budget of $444 million. This project will reduce processing time as well as mining and hauling costs, increasing production by improving SX-EW copper recovery. The installed conveyor system is operating steadily.

Projects in Peru:

We are currently working on five copper projects in Peru, including the Tia Maria project, with a total capital investment for these projects of $2,900 million, out of which $1,206 million have been invested.

Toquepala Concentrator Expansion Project - Tacna: This $1.2 billion project includes a new state-of-the-art concentrator which will increase annual copper production by 100,000 tons to 217,000 tons in 2018 and 260,000 tons in 2019, and will also increase annual molybdenum production by 3,100 tons. Through March 31, 2017, we have invested $623.4 million in the project. The project has reached 58% progress and is expected to be completed in the second quarter of 2018.

The project to improve the crushing process at Toquepala with the installation of a High Pressure Grinding Roll (HPGR) system, has as its main objective, to ensure that our existing concentrator will operate at its maximum milling capacity of 60,000 tons per day, even with an increase of the ore material hardness index. Additionally, recoveries will be improved and production enhanced with a better ore crushing. The budget for this project is $40 million and as of March 31, 2017, we have invested $27.6 million in this project. We expect that it will be completed by the first quarter of 2018.

Cuajone Projects — Moquegua: The Heavy Mineral Management Optimizing Project consists of installing a primary crusher at the Cuajone mine pit with a conveyor system for moving the ore to the concentrator. The project aims to optimize the hauling process by replacing rail haulage, thereby reducing operating and maintenance costs as well as the environmental impact of the Cuajone mine. The crusher will have a processing capacity of 43.8 million tons per year. The main components, including the crusher and the seven kilometer overland conveyor belt, have been acquired and assembled. As of March 31, 2017, we have invested $175.1 million in this project out of the approved capital budget of $215.5 million. The project has reached 91% progress and is expected to be completed by the third quarter of 2017.

The Cuajone tailing thickeners project at the concentrator will replace two of the three existing thickeners with a new hi-rate thickener. The purpose is to streamline the concentrator flotation process and improve water recovery efficiency, increasing the tailings solids content from 54% to 61%, thereby reducing fresh water consumption and replacing it with recovered water. As of March 31, 2017, we have completed the engineering and procurement process and continued the excavation and civil works. As of March 2017, we have invested $16.0 million in this project out of the approved capital budget of $30 million. The project has reached 74% progress and we expect it to be completed by the second quarter of 2017.

Tailings disposal at Quebrada Honda - Moquegua: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We finished the engineering, and procurement is in progress. In order to improve and increase the dam’s embankment, we have assigned a construction contractor to install a new cyclone battery station that will allow us to place more slurry at the dams. The project has a total budgeted cost of $116.0 million. We have invested $75.6 million through March 31, 2017 and expect the project to be completed by the second quarter of 2018.

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

Buenavista- Zinc concentrator: This zinc open-pit mine located in our Buenavista complex in Sonora, Mexico will produce 87,800 tons of zinc and 27,500 tons of copper content in concentrates per year with a capital budget of $360 million.  Currently, we are reviewing the block model and the mine plan which are expected to be completed in 2017. Also, we are preparing the basic engineering and will request authorization to begin the detail engineering.

Pilares-La Caridad: This brownfield project located in Sonora, Mexico will produce 35,000 tons of copper per year with an initial capital budget of $200 million which we believe is still subject to further optimization. Pilares is an open-pit mine, located 6 kilometers away from our La Caridad complex. This relatively short distance will allow us to get synergies from the La Caridad infrastructure. We are working to define the mineral flow and on a trade-off analysis for a potential expansion of the La Caridad concentrator.  In addition, we are analyzing mineral blending alternatives between Pilares and La Caridad in order to improve the copper grade of concentrates.

El Arco: This is a world class copper deposit located in the central part of the Baja California peninsula, with ore reserves over 2.7 billion tons with an ore grade of 0.399% and 0.11 grams of gold per ton. This project, includes an open-pit mine combining concentrator and SX-EW operations with an estimated production of 190,000 tons of copper and 105,000 ounces of gold annually. Between July 2015 and February 2016, we conducted a drilling program of 20,170 meters in order to further define the deposit at lower depths of between 300 and 600 meters. Through March 31, 2017 we have invested $77 million on studies, exploration and land acquisition for the project. Further exploration work is still required to better define the geometry of the deposit towards its west end and at the depths worked. In 2017, we expect to conduct further exploration activities. In addition, we will begin an engineering study to determine the best way to optimize the project and to update the feasibility study.

El Pilar: This is a fully permitted, low capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 325 million tons of ore with an average copper grade of 0.287%. El Pilar will operate as a conventional open-pit mine and copper cathodes will be produced using the highly cost efficient and environmentally friendly SX-EW technology. Average annual production is currently estimated at 35,000 tons of copper cathodes over an initial 13-year mine life, with start of commercial operations forecasted for 2019. On a preliminary basis, we estimate a development investment of approximately $310 million. In 2016, we conducted a diamond drilling program of 3,700 meters and a geophysical survey of 40 kilometers in order to confirm the reserves additionally, the results allow us to identify potential areas of interest of oxides and sulfures. In 2017, we expect to conclude the exploration in the north area and to continue with the metallurgical testing. In addition, we expect to begin the revised feasibility study and the project engineering.

Tia Maria: We have completed all engineering and have successfully obtained the approval of the environmental impact assessment for the project. We are currently working to obtain the construction license for this 120,000 tons of SX-EW copper per year project with a total capital investment of $1,400 million.  In 2017, we are continuing with our social development programs with the neighboring communities.

This greenfield project, located in Arequipa, Peru, will use state of the art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry due to their technical process and consequently no emissions into the atmosphere are released. The project will use seawater, transporting it more than 25 kilometers and at 1,000 meters above sea level. The construction of the desalinization plant requires an investment of approximately $95 million.

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

Los Chancas. This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton as well as, 181 million tons of mineralized leachable material with a total copper content of 0.357%.  Los Chancas project includes an open-pit mine with a combined operation of concentrator and SX-EW processes to produce 100,000 tons of copper and 4,500 tons of molybdenum. The estimated capital investment is $2,800 million and is expected to be in operation in 2022.  In 2016, we continued with the development of social and environmental programs with the local communities. As of March 31, 2017, we have initiated the bidding process to select the consulting firm for the elaboration of the environmental impact assessment.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three months ended March 31, 2017 and 2016 (in millions):

	2017	2016	Variance	% Change
Net sales	$1,583.9	$1,245.1	$338.8	27.2%
Operating costs and expenses	(1,013.5)	(898.9)	(114.6)	(12.7)%
Operating income	570.4	346.2	224.2	64.8%
Non-operating income (expense)	(85.1)	(73.3)	(11.8)	16.1%
Income before income taxes	485.3	272.9	212.4	77.8%
Income taxes	(176.2)	(92.3)	(83.9)	(90.9)%
Equity earnings of affiliate	6.2	5.1	1.1	21.6%
Net income attributable to non-controlling interest	(0.9)	(0.6)	(0.3)	(50.0)%
Net income attributable to SCC	$314.4	$185.1	$129.3	69.9%

NET SALES

Net sales for the first quarter 2017 were $1,583.9 million, compared to $1,245.1 million in the first quarter 2016, an increase of $338.8 million. This 27.2% increase was principally the result of higher metal prices as shown below, and also due to higher sales volume of copper (+3.9%) and silver (+3.6%).

The table below outlines the average published market metals prices for our metals for the three months ended March 31, 2017 and 2016:

	2017	2016	% Change
Copper price ($ per pound — LME)	$2.65	$2.12	25.0%
Copper price ($ per pound — COMEX)	$2.65	$2.11	25.6%
Molybdenum price ($ per pound) (1)	$7.74	$5.27	46.9%
Zinc price ($ per pound — LME)	$1.26	$0.76	65.8%
Silver price ($ per ounce —COMEX)	$17.45	$14.87	17.4%

(1)     Platt’s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three months ended March 31, 2017 and 2016:

Sales as a percentage of total net sales	2017	2016
Copper	81.2%	80.1%
Molybdenum	5.9%	4.4%
Silver	4.7%	4.9%
Zinc	5.0%	3.7%
Other by-products	3.2%	6.9%
Total	100.0%	100.0%

The table below provides our copper sales by type of product for the three months ended March 31, 2017 and 2016:

Copper Sales (million pounds)	2017	2016	Variance	% Change
Refined (including SX-EW)	307.6	306.5	1.1	0.4%
Rod	73.3	80.2	(6.9)	(8.6)%
Concentrates and other	106.8	82.6	24.2	29.3%
Total	487.7	469.3	18.4	3.9%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three months ended March 31, 2017 and 2016:

Copper Sales by product type	2017	2016
Refined (including SX-EW)	63.1%	65.3%
Rod	15.0%	17.1%
Concentrates and other	21.9%	17.6%
Total	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended March 31,
	2017	2016
Power	20.0%	18.7%
Fuel	13.5%	11.3%
Labor	13.4%	13.4%
Operating material	18.6%	21.1%
Maintenance	19.1%	18.1%
Other	15.4%	17.4%
Total	100.0%	100.0%

Operating costs and expenses were $1,013.5 million in the first quarter of 2017 compared to $898.9 million in the first quarter of 2016. The increase of $114.6 million was primarily due to:

Operating cost and expenses for the first quarter 2016	$898.9
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, foreign currency transaction effect, higher workers’ participation expense and higher power and fuel costs, partially offset by lower cost of metals purchased from third parties, and lower sales expenses.	117.0
• Higher depreciation, amortization and depletion mainly as a result of our expansion and maintenance capital investments.	18.1
Less:
• Partial recovery of the Sonora River remediation costs due to the completion of remediation activities.	(10.2)
• Lower selling, general and administrative expenses.	(4.9)
• Lower exploration expense.	(5.4)
Operating cost and expenses for the first quarter 2017	$1,013.5

NON-OPERATING INCOME (EXPENSES)

Non-operating income and expense were a net expense of $85.1 million in the first quarter of 2017 compared to a net expense of $73.3 million in the first quarter of 2016. The higher expense of $11.8 million was primarily due to:

•                  $ 15.5 million of higher interest expense due to an adjustment in capitalized interest computation,

•                  $ 1.3 million of lower interest income,

•                  $ 0.3 million of lower capitalized interest, partially offset by,

•                  $ 5.3 million of higher miscellaneous income, net.

INCOME TAXES

	Three months ended March 31,
	2017	2016
Provision for income taxes (in millions)	$176.2	$92.3
Effective income tax rate	36.3%	33.8%

These provisions include income taxes for Peru, Mexico and the United States. In addition, a Mexican royalty tax, a portion of the Peruvian royalty tax and the Peruvian special mining tax are included in the income tax provision. The increase in the effective tax rate for the first quarter of 2017 from the same period in the prior year is primarily due to an increase of forecasted dividends from Minera Mexico. For further information, please see Note 4 “Income taxes”.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three months ended March 31, 2017 and 2016:

Copper Sales (million pounds)	2017	2016	Variance	% Change
Peruvian operations	172.5	177.5	(5.0)	(2.8)%
Mexican open-pit	315.2	291.8	23.4	8.0%
Mexican IMMSA unit	4.6	4.6	—	—
Other and intersegment elimination	(4.6)	(4.6)	—	—
Total	487.7	469.3	18.4	3.9%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three months ended March 31, 2017 and 2016:

By-product Sales (in million pounds, except silver — in million ounces)	2017	2016	Variance	% Change
Peruvian operations
Molybdenum contained in concentrates	4.8	6.1	(1.3)	(21.3)%
Silver	0.8	0.8	—	—

Mexican open-pit
Molybdenum contained in concentrates	6.8	6.2	0.6	9.7%
Silver	2.7	2.6	0.1	3.8%

Mexican IMMSA unit
Zinc — refined and in concentrate	59.5	55.7	3.8	6.8%
Silver	1.2	1.2	—	—

Other and intersegment elimination
Silver	(0.5)	(0.5)	—	—

Total by-product sales
Molybdenum contained in concentrates	11.6	12.3	(0.7)	(6.4)%
Zinc — refined and in concentrate	59.5	55.7	3.8	6.8%
Silver	4.2	4.1	0.1	3.6%

Sales value per segment (in millions):

	Three Months Ended March 31, 2017
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$828.2	$10.9	$457.6	$(10.9)	$1,285.8
Molybdenum	53.9	—	38.9	—	92.8
Zinc	—	79.3	—	(0.3)	79.0
Silver	47.5	19.7	14.0	(7.4)	73.8
Other	22.6	20.9	11.0	(2.0)	52.5
Total	$952.2	$130.8	$521.5	$(20.6)	$1,583.9

	Three Months Ended March 31, 2016
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$614.8	$6.2	$382.7	$(6.2)	$997.5
Molybdenum	28.6	—	26.7	—	55.3
Zinc	—	45.6	—	—	45.6
Silver	39.1	16.3	12.0	(6.4)	61.0
Other	59.4	17.0	12.1	(2.8)	85.7
Total	$741.9	$85.1	$433.5	$(15.4)	$1,245.1

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended March 31,
	2017	2016
The Americas:
Mexico	$368.5	$341.1
United States	300.3	244.6
Peru	87.9	69.2
Brazil	57.4	43.7
Chile	33.2	20.3
Other American countries	24.1	22.0
Europe:
Switzerland	97.0	111.7
Italy	87.6	68.7
Other European countries	106.4	40.8
Asia:
Singapore	278.5	132.0
Japan	115.5	91.5
Other Asian countries	27.5	59.5
Total	$1,583.9	$1,245.1

Peruvian Operations:

	First Quarter		Variance
(in millions)	2017	2016	Value	%
Net sales	$521.5	$433.5	$88.0	20.3%
Operating costs and expenses	(362.1)	(373.5)	$11.4	3.1%
Operating income	$159.4	$60.0	$99.4	165.7%

Net Sales in the first quarter of 2017 were $521.5 million compared to $433.5 million in the first quarter of 2016. The increase in net sales was mainly the result higher metal prices, partially offset by lower copper and molybdenum sales volumes.

Operating costs and expenses in the first quarter of 2017 decreased by $11.4 million to $362.1 million from $373.5 million in the first quarter of 2016, primarily due to:

Operating cost and expenses for the first quarter 2016	$373.5
Less:
• Lower depreciation, amortization and depletion expense.	(19.1)
• Lower selling, general and administrative expenses.	(2.1)
• Lower exploration expenses.	(1.3)
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties and higher fuel costs; partially offset by lower inventory consumption.	11.1
Operating cost and expenses for the first quarter 2017	$362.1

Mexican Open-pit Operations:

	First Quarter		Variance
(in millions)	2017	2016	Value	%
Net sales	$952.2	$741.9	$210.3	28.3%
Operating costs and expenses	(563.7)	(474.4)	(89.3)	18.8%
Operating income	$388.5	$267.5	$121.0	45.2%

Net Sales in the first quarter of 2017 were $952.2 million, compared to $741.9 million in the first quarter of 2016. The increase of $210.3 million was principally due to higher metal prices and higher copper, molybdenum and silver sales volumes, due to the completion of the Buenavista projects.

Operating costs and expenses in the first quarter of 2017 increased by $89.3 million to $563.7 million from $474.4 million in the same 2016 period, primarily due to:

Operating cost and expenses for the first quarter 2016	$474.4
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, foreign currency transaction effect and higher workers’ participation expense; partially offset by lower cost of metals purchased from third parties and lower sales expenses.	70.4
• Higher depreciation, amortization and depletion due to our expansion and maintenance capital investments.	33.7
Less:
• Partial recovery of the Sonora River remediation costs due to the completion of remediation activities.	(10.2)
• Lower selling, general and administrative expenses.	(3.5)
• Lower exploration expenses.	(1.1)
Operating cost and expenses for the first quarter 2017	$563.7

Mexican Underground Operations (IMMSA):

	First Quarter		Variance
(in millions)	2017	2016	Value	%
Net sales	$130.8	$85.1	$45.7	53.7%
Operating costs and expenses	(99.3)	(81.4)	(17.9)	22.0%
Operating income	$31.5	$3.7	$27.8	751.4%

Net Sales in the first quarter of 2017 were $130.8 million, compared to $85.1 million in the first quarter of 2016. This increase of $45.7 million was primarily due to higher metal prices and higher zinc sales volume.

Operating costs and expenses in the first quarter of 2017 increased by $17.9 million to $99.3 million from $81.4 million in the first quarter of 2016, primarily due to:

Operating cost and expenses for the first quarter 2016	$81.4
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties, higher inventory consumption and power costs; partially offset by foreign currency transaction effect.	14.3
• Higher depreciation, amortization and depletion.	4.0
• Higher selling, general and administrative expenses.	0.7
Plus:
• Lower exploration expenses.	(1.1)
Operating cost and expenses for the first quarter 2017	$99.3

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the first quarter 2017 and 2016 (in millions):

	2017	2016	Variance
Net cash provided by operating activities	$490.1	$64.1	$426.0
Net cash (used for) provided by investing activities	$(246.6)	$98.3	$(344.9)
Net cash used in financing activities	$(61.8)	$(76.9)	$15.1

Net cash provided by operating activities:

The change in net cash from operating activities for the first quarter of 2017 and 2016 include (in millions):

	2017	2016	Variance	% Change
Net income	$315.3	$185.7	$129.6	69.8%
Depreciation, amortization and depletion	153.4	135.3	18.1	13.4%
Provision (benefit) for deferred income taxes	(16.8)	(22.0)	5.2	23.6%
Loss (income) on foreign currency transaction effect	31.1	(1.1)	32.2	2,927.3%
Other adjustments to net income	3.7	5.1	(1.4)	27.5%
Change in operating assets and liabilities	3.4	(238.9)	242.3	101.4%
Net cash provided by operating activities	$490.1	$64.1	$426.0	664.6%

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts and changes in operating assets and liabilities.

First quarter 2017: Net income was $315.3 million, approximately 64.3% of the net operating cash flow. A decrease in operating assets and liabilities increased operating cash flow by $3.4 million and included:

•                  $(77.7) million increase in accounts receivable.

•                  $(10.7) million of net increase in inventory, which included $(41.3) million of higher non-current leaching inventory, partially offset by $30.5 million of lower inventories and supplies for our operations.

•                  $71.7 million increase in accounts payable and accrued liabilities, which included $46.9 million of interest accrual, $33.7 million of workers’ participation accrual and $(8.9) million of lower other liabilities.

•                  $20.1 million decrease in other operating assets and liabilities, which included principally $22.7 million of lower prepaid taxes.

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

Net cash used for investing activities:

First quarter 2017: Net cash used for investing activities included $245.6 million for capital investments. The capital investments included:

•                  $64.5 million of investments at our Mexican operations:

•                  $6.1 million for the new Buenavista concentrator,

•                  $3.9 million for new projects infrastructure,

•                  $11.2 million for the new tailing disposal deposit at the Buenavista mine,

•                  $5.1 million for the Quebalix IV project,

•                  $6.9 million for the solutions system improvements of Tinajas,

•                  $5.5 million at our IMMSA unit, and

•                  $25.8 million for various other replacement expenditures.

•                  $181.1 million of investments at our Peruvian operations:

•                  $37.4 million for the Toquepala concentrator expansion project,

•                  $14.5 million for the Heavy Mineral Management Optimizing Project in Cuajone,

•                  $4.9 million for the High Pressure Grinding Roll (HPGR) system in Toquepala,

•                  $3.7 million for the Toquepala mine equipment acquisition, and

•                  $120.6 million for various other replacement expenditures.

The first quarter 2017 investment activities include $1.4 million of net purchases of short-term investments.

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

Net cash used for financing activities:

Net cash used for financing activities in the first quarter of 2017 was $61.8 million, compared to $76.9 million in the first quarter of 2016. The first quarter of 2017 included a dividend distribution of $61.8 million, compared to a distribution of $23.2 million in the same period of 2016. There were no repurchases of our common shares in the first quarter of 2017, while in the same period of 2016 we repurchased 2.2 million of our common shares at a cost of $53.7 million.

Dividends:

On February 28, 2017, we paid a dividend of $0.08 per share totaling $61.8 million. On April 27, 2017, our Board of Directors authorized a quarterly dividend of $0.12 per share, expected to total $92.8 million, to be paid on May 31, 2017 to SCC shareholders of record at the close of business on May 17, 2017.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the first quarter of 2017. Please see item 7 in Part II of our 2016 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 32) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$843.8	$1.85	$726.8	$1.52
Add:
Selling, general and administrative	21.4	0.05	26.3	0.05
Sales premiums, net of treatment and refining charges	5.3	0.01	0.1	—
Less:
Workers’ participation	(47.0)	(0.10)	(30.6)	(0.06)
Cost of metal purchased from third parties	(77.4)	(0.17)	(99.9)	(0.21)
Other cost of sales, net	(50.8)	(0.11)	(15.7)	(0.03)
Inventory change	(15.6)	(0.04)	65.4	0.14
Operating Cash Cost before by-products revenues	$679.7	$1.49	$672.4	$1.41

Add:
By-product revenues (1)	(266.9)	(0.59)	(182.2)	(0.38)
Net revenue on sale of metal purchased from third parties	(9.0)	(0.02)	(21.1)	(0.05)
Total by-product revenues	(275.9)	(0.61)	(203.3)	(0.43)

Operating cash cost, net of by-product revenues	$403.8	$0.88	$469.1	$0.98

Total pounds of copper produced (in millions)	457.0		478.2

(1)               By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	$ million	$ per pound	$ million	$ per pound
Molybdenum	$(92.9)	$(0.20)	$(55.3)	$(0.12)
Silver	(65.0)	(0.14)	(48.4)	(0.10)
Zinc	(59.4)	(0.13)	(35.4)	(0.07)
Sulfuric Acid	(16.4)	(0.04)	(21.3)	(0.05)
Gold and others	(33.2)	(0.08)	(21.8)	(0.04)
Total	$(266.9)	$(0.59)	$(182.2)	$(0.38)

PROPOSED ACCOUNTING STANDARDS

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

On July 9, 2015, the FASB approved a one year deferral of the effective date of the new revenue standard for all entities. This revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is not permitted. The Company is evaluating the impact of the adoption of this new standard on the consolidated financial information.

IMPACT OF NEW ACCOUNTING STANDARDS

During the first quarter of 2017, the FASB issued, among others, the following six new accounting updates to the Codification.

ASU 2017-01:  In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-01 “Business Combinations” Topic 805.  This update adds guidance to assist entities with the evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

The amendments in this Update are effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  Early adoption is not permitted.  As this guidance is specific to transactions related to acquisitions (or disposals) the effect on the financial statements will be subject to such events.

ASU 2017-03:  In January 2017, the FASB issued ASU 2017-03 “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323)”.  These amendments have been made pursuant to SEC staff announcements at EITF meetings in September and November 2016. The amendments include a disclosure of the impact that recently issued accounting standards will have on the financial statements when adopted in a future period.

ASU 2017-04:  In January 2017, the FASB issued ASU 2017-04 “Intangibles-Goodwill and Other (Topic 350)”.  This amendment simplifies the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value.  An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination.  Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment.

A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for goodwill impairment tests after January 1, 2017.

ASU 2017-05:  In February 2017, the FASB issued ASU 2017-05 “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)”.  This Update clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets.

The amendments in this Update affect the following:

1. An entity that enters into a contract to transfer to a noncustomer a nonfinancial asset, a group of nonfinancial assets, or an ownership interest in a consolidated subsidiary that is not a business or nonprofit activity.

2. An entity that historically had transactions within the scope of the real-estate-specific derecognition guidance.

3. An entity that contributes nonfinancial assets that are not a business or a nonprofit activity to a joint venture or other non-controlled investee.

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  While the Company believes that the adoption of this Update will not have a material effect on the Company’s financial statements, the Company is evaluating the Update.

ASU 2017-06: In February 2017, the FASB issued ASU 2017-06 “Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965)”.  This Update relates primarily to the reporting by an employee benefit plan for its interest in a master trust.  A master trust is a trust for which a regulated financial institution serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held.  The amendments in this Update clarify presentation requirements for a plan’s interest in a master trust and require more detailed disclosures of the plan’s interest in the master trust.

The amendments in this Update are effective for fiscal years beginning after December 15, 2018.  Early adoption is permitted.  We do not expect that this update will have a significant effect on our financial statements.

ASU 2017-07:   In March 2017, the FASB issued ASU 2017-07 “Compensation-Retirement Benefits (Topic 715)”.  This Update is primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.  This Update also includes amendments to the Overview and Background Sections of the FASB codification.

The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income separately from the service cost component and outside a subtotal of income from operations.

The amendments in this Update are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company does not believe that this Update will have a significant impact on the financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended March 31, 2017.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three months ended March 31, 2017 and 2016:

	2017	2016
Peru:
Peruvian inflation rate	1.86%	1.14%

Initial exchange rate	3.360	3.413
Closing exchange rate	3.249	3.328
Appreciation/(devaluation)	3.30%	2.49%

Mexico:
Mexican inflation rate	2.9%	1.0%

Initial exchange rate	20.664	17.207
Closing exchange rate	18.809	17.402
Appreciation/(devaluation)	8.98%	(1.13)%

Change in monetary position:

Assuming an exchange rate variance of 10% at March 31, 2017 we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect on net earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. sol	$2.4
Devaluation of 10% in U.S. dollar vs. sol	$(3.0)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$18.0
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(22.0)

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended March 31, 2017.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2017, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2017, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.              Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.              Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the first quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of March 31, 2017, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southern Copper Corporation and subsidiaries as of December 31, 2016, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Galaz, Yamazaki, Ruiz Urquiza S.C.

Member of Deloitte Touche Tohmatsu Limited

/s/ Miguel Angel Andrade Leven
Miguel Angel Andrade Leven
Mexico City, Mexico
May 8, 2017

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

There have been no material changes to our risk factors during the three months ended March 31, 2017. For additional information on risk factors, refer to “Risk Factors”  included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017.

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

Period		Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost ($in
From	To	Purchased	per Share	Announced Plan	@ $35.89(1)	millions)
2008	2012	46,914,486	$18.72	46,914,486		878.1
2013:		10,245,000	27.47	57,159,486		281.4
2014:		22,711,428	30.06	79,870,914		682.8
2015:		36,689,052	27.38	116,559,966		1,004.4
2016:
01/01/16	01/31/16	2,235,200	24.05	118,795,166		53.7
Total first quarter		2,235,200	24.05			53.7

08/01/16	08/31/16	115,000	25.88	118,910,166		3.0
09/01/16	09/30/16	587,601	25.55	119,497,767		15.0
Total third quarter		702,601	25.61			18.0

Total 2016		2,937,801	24.42			71.7

Total purchased		119,497,767	$24.42		2,274,543	$2,918.4

(*) NYSE closing price of SCC common shares at March 31, 2017.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of March 31, 2017. There was no activity in the SCC share repurchase program during the first quarter of 2017.

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

4.17	Form of 3.875% Notes due 2025. (Filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

4.18	Form of 5.875% Notes due 2045. (Filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

10.1	Directors’ Stock Award Plan of the Company, as amended through January 29, 2018. (Filed as an exhibit to the Company’s 2017 Proxy Statement and incorporated herein by reference).

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

10.4	Tax Agreement entered into by the Company and Americas Mining Corporation, effective as of February 20, 2017.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2017 and 2016; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iii) the Condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

May 8, 2017

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

May 8, 2017

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

4.17	Form of 3.875% Notes due 2025. (Filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

4.18	Form of 5.875% Notes due 2045. (Filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

10.1	Directors’ Stock Award Plan of the Company, as amended through January 29, 2018. (Filed as an exhibit to the Company’s 2017 Proxy Statement and incorporated herein by reference).

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

10.4	Tax Agreement entered into by the Company and Americas Mining Corporation, effective as of February 20, 2017.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2017 and 2016; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iii)

the Condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.