Form 10-Q
period 2017-06-30
SOUTHERN COPPER CORP/
filed 2017-08-02
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

As of July 31, 2017 there were outstanding 773,027,269 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Net sales (including sales to related parties, see Note 7)	$1,529.8	$1,335.1	$3,113.8	$2,580.1
Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	804.8	751.6	1,648.6	1,478.5
Selling, general and administrative	22.2	23.6	43.6	49.9
Depreciation, amortization and depletion	171.2	164.5	324.6	299.8
Exploration	5.7	10.3	10.8	20.7
Environmental remediation	—	—	(10.2)	—
Total operating costs and expenses	1,003.9	950.0	2,017.4	1,848.9

Operating income	525.9	385.1	1,096.4	731.2

Interest expense	(89.2)	(89.2)	(194.9)	(179.4)
Capitalized interest	16.2	17.2	31.1	32.4
Other income (expense)	3.1	5.8	7.8	5.4
Interest income	1.3	2.0	2.2	4.2
Income before income taxes	457.3	320.9	942.6	593.8

Income taxes (including royalty taxes, see Note 4)	160.3	102.0	336.6	194.2
Net income before equity earnings of affiliate	297.0	218.9	606.0	399.6
Equity earnings of affiliate, net of income tax	3.5	3.6	9.7	8.7

Net income	300.5	222.5	615.7	408.3

Less: Net income attributable to the non-controlling interest	0.8	0.6	1.6	1.3

Net income attributable to SCC	$299.7	$221.9	$614.1	$407.0

Per common share amounts attributable to SCC:
Net earnings - basic and diluted	$0.39	$0.29	$0.79	$0.53
Dividends paid	$0.12	$0.05	$0.20	$0.08

Weighted average common shares outstanding - basic and diluted	773.0	773.7	773.0	773.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Net income and comprehensive income	$300.5	$222.5	$615.7	$408.3
Comprehensive income attributable to the non-controlling interest	0.8	0.6	1.6	1.3
Comprehensive income attributable to SCC	$299.7	$221.9	$614.1	$407.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2017	2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$688.7	$546.0
Restricted cash	—	3.6
Short-term investments	40.2	51.3
Accounts receivable trade	620.1	591.9
Accounts receivable other (including related parties 2017 - $74.0 and 2016 - $23.4)	123.0	76.6
Inventories	975.4	1,010.4
Prepaid taxes	155.1	249.4
Other current assets	42.2	36.9
Total current assets	2,644.7	2,566.1

Property and mine development, net	8,837.5	8,766.5
Ore stockpiles on leach pads	890.3	806.9
Intangible assets, net	146.8	154.2
Deferred income tax	759.5	727.3
Equity method investment	91.5	87.5
Other assets	145.0	125.8
Total assets	$13,515.3	$13,234.3

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2017 - $98.6 and 2016 - $62.2)	$548.3	$584.2
Accrued income taxes	53.7	185.1
Accrued workers’ participation	84.4	125.4
Accrued interest	82.4	85.6
Other accrued liabilities	32.0	18.7
Total current liabilities	800.8	999.0

Long-term debt	5,955.6	5,954.2
Deferred income taxes	165.0	162.6
Other liabilities and reserves	38.9	31.1
Asset retirement obligation	222.8	216.5
Total non-current liabilities	6,382.3	6,364.4

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock	8.8	8.8
Additional paid-in capital	3.363.2	3,358.2
Retained earnings	5,914.3	5,455.3
Accumulated other comprehensive income	(2.4)	(2.4)
Treasury stock, at cost, common shares	(2,991.6)	(2,987.6)
Total Southern Copper Corporation stockholders’ equity	6,292.3	5,832.3
Non-controlling interest	39.9	38.6
Total equity	6,332.2	5,870.9

Total liabilities and equity	$13,515.3	$13.234.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
OPERATING ACTIVITIES
Net income	$300.5	$222.5	$615.7	$408.3
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, amortization and depletion	171.2	164.5	324.6	299.8
Equity earnings of affiliate, net of dividends received	(1.2)	(0.5)	(4.0)	(2.2)
Gain (loss) on foreign currency transaction effect	21.7	(7.1)	52.8	(8.1)
Benefit for deferred income taxes	(24.0)	(31.9)	(40.6)	(53.8)
Other, net	1.2	7.1	7.6	13.8

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	49.5	43.3	(28.2)	(28.5)
Increase in inventories	(37.6)	(54.4)	(48.3)	(146.3)
Decrease in accounts payable and accrued liabilities	(195.1)	(119.5)	(123.4)	(99.5)
Decrease (increase) in other operating assets and liabilities	67.6	40.6	87.7	(54.7)
Net cash provided by operating activities	353.8	264.6	843.9	328.8

INVESTING ACTIVITIES
Capital investments	(252.1)	(341.6)	(497.7)	(564.9)
Proceeds from sale of short-term investments, net	12.6	184.5	11.2	505.3
Loan repaid by related parties	—	36.4	—	36.4
Sale of property	0.7	0.4	1.1	1.2
Net cash used in investing activities	(238.8)	(120.3)	(485.4)	(22.0)

FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(92.8)	(38.7)	(154.6)	(61.9)
Repurchase of common shares	—	—	—	(53.7)
Other	0.3	0.3	0.3	0.3
Net cash used in financing activities	(92.5)	(38.4)	(154.3)	(115.3)

Effect of exchange rate changes on cash and cash equivalents	(32.5)	(29.4)	(61.5)	(13.5)

(Decrease) increase in cash and cash equivalents	(10.0)	76.5	142.7	178.0

Cash and cash equivalents, at beginning of period	698.7	376.0	546.0	274.5
Cash and cash equivalents, at end of period	$688.7	$452.5	$688.7	$452.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At June 30, 2017, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company’s Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2017 and the results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. The December 31, 2016 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2016 and notes included in the Company’s 2016 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At June 30,	At December 31,
	2017	2016
Trading securities	$39.1	$49.2
Weighted average interest rate	1.6%	2.2%

Available-for-sale	$1.1	$2.1
Weighted average interest rate	0.70%	0.78%
Total	$40.2	$51.3

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and at June 30, 2017 and December 31, 2016, included corporate bonds and asset and mortgage backed obligations. As of June 30, 2017 and December 31, 2016, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Six months ended
	June 30,				June 30,
	2017		2016		2017		2016
Trading securities:
Interest earned	$0.2		$0.3		$0.4		$0.7
Unrealized gain (loss) at the end of the period	$ (*	)	$0.4		$(0.1)		$0.4

Available-for-sale:
Interest earned	(*	)	(*	)	(*	)	(*	)
Investment redeemed	$1.0		$0.2		$1.0		$0.5

(*) Less than $0.1 million.

NOTE 3 - INVENTORIES:

Inventories were as follows:

(in millions)	At June 30, 2017	At December 31, 2016
Inventory, current:
Metals at average cost:
Finished goods	$149.7	$130.5
Work-in-process	159.0	231.6
Ore stockpiles on leach pads	313.3	310.9
Supplies at average cost:	353.4	337.4
Total current inventory	$975.4	$1,010.4

Inventory, non-current:
Ore stockpiles on leach pads	$890.3	$806.9

During the six months ended June 30, 2017 and 2016 total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $248.8 million and $238.5 million, respectively. Leaching inventories recognized in cost of sales amounted to $163.1 million and $157.5 million for the six months ended June 30, 2017 and 2016, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first six months of 2017 and 2016 consisted of ($ in millions):

	2017	2016
Statutory income tax provision	$289.1	$175.5
Peruvian royalty	0.4	—
Mexican royalty	32.3	13.7
Peruvian special mining tax	14.8	5.0
Total income tax provision	$336.6	$194.2

Effective income tax rate	35.7%	32.7%

These provisions include income taxes for Peru, Mexico and the United States. In addition, a Mexican royalty tax, a portion of the Peruvian royalty tax and the Peruvian special mining tax are included in the income tax provision. The increase in the effective tax rate for the 2017 period from the same period of 2016 is primarily due to an increase in expected dividends from our Mexican subsidiaries.

Peruvian income tax rate: In December 2016, the Peruvian Government enacted income tax law changes to both the income tax and dividend tax rate that became effective on January 1, 2017. The 2016 rates and the new rates are as follows:

Year	Income Tax Rate	Dividend Tax Rate
2016	28.0%	6.8%
2017 and later	29.5%	5%

Peruvian royalty and special mining tax: The mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $10.4 million and $8.1 million of royalty charge in the first six months of 2017 and 2016, respectively, of which $0.4 million was included in income taxes in 2017; no amounts were included in income tax in the first six months of 2016.

The special mining tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached. The Company has accrued $14.8 million and $5.0 million of special mining tax as part of the income tax provision for the first six months of 2017 and 2016, respectively.

Mexican mining royalty: Mexico has a mining royalty charge of 7.5% on earnings before taxes as defined by Mexican tax regulations and an additional royalty charge of 0.5% over gross income from sales of gold, silver and platinum. The Company has accrued $32.3 million and $13.7 million of royalty taxes as part of the income tax provision for the first six months of 2017 and 2016, respectively.

Accounting for uncertainty in income taxes: In the second quarter and first six months of 2017, there were no changes in the Company’s uncertain tax positions.

NOTE 5 — PROVISIONALLY PRICED SALES:

At June 30, 2017, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the June 30, 2017 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2017:

	Sales volume (million lbs.)	Priced at (per pound)	Month of settlement
Copper	57.3	$2.70	From July 2017 to September 2017
Molybdenum	11.5	$7.18	From July 2017 to September 2017

The provisional sales price adjustment included in accounts receivable and net sales at June 30, 2017 includes a positive adjustment of $5.6 million for copper and a negative adjustment of $11.9 million for molybdenum.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 6 - ASSET RETIREMENT OBLIGATION:

The Company maintains an asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation. The accepted value of the Lima office building, for this purpose, is $30.8 million. Through June 2017, the Company has provided guarantees of $26.9 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the Ilo smelter and refinery, and the shops and auxiliary facilities at the three units.

In 2010, the Company announced to the Mexican federal environmental authorities its closure plans for the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation with a budget of $66.2 million, which has been spent through June 30, 2017. Plant demolition and construction of a confinement area at the south of the property were completed in 2012. In accordance with remediation goals previously approved by environmental authorities, soil remediation and on-site encapsulation on a second confinement area of impacted soils have been completed. Confirmation sampling was successfully completed. On September 2, 2016, the environmental authorities approved the conclusion of the remediation effort. The Company continues studying the possibilities for this property in order to decide whether to sell or develop the property. The overall cost recognized for mining closure in Mexico includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities. In 2016, the Company added $9.5 million related to the Quebalix IV closure plan, a project that is part of the Buenavista expansion.

The following table summarizes the asset retirement obligation activity for the six months ended June 30, 2017 and 2016 (in millions):

	2017	2016
Balance as of January 1	$216.5	$190.9
Changes in estimates	—	—
Payments	(0.3)	(1.4)
Accretion expense	6.6	13.9
Balance as of June 30,	$222.8	$203.4

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

Receivable and payable balances with related parties are shown below (in millions):

	At June 30, 2017	At December 31, 2016
Related parties receivable current:
Asarco LLC	$47.6	$5.5
Boutique Bowling de Mexico S.A. de C.V.	0.1	0.1
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	1.5	1.3
Grupo Mexico	4.8	4.5
Mexico Generadora de Energia S. de R.L. (“MGE”)	18.5	10.2
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	1.2	1.5
Operadora de Cinemas S.A. de C.V.	0.3	0.2
Operadora de Generadoras de Energia Mexico S.A. de C.V.	—	0.1
	$74.0	$23.4

	At June 30, 2017	At December 31, 2016
Related parties payable:
Asarco LLC	$40.6	$36.3
Boutique Bowling de Mexico S.A. de C.V.	0.3	0.2
Eolica El Retiro, S.A.P.I. de C.V.	0.7	0.1
Ferrocarril Mexicano S.A. de C.V.	3.1	3.0
Grupo Mexico	2.6	0.1
MGE	43.0	13.9
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	7.7	7.8
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	0.1	0.1
Operadora de Cinemas S.A. de C.V.	0.5	0.4
Breaker S.A. de C.V. and affiliates (“Breaker”)	—	0.3
	$98.6	$62.2

Purchase and sale activity:

Grupo Mexico and affiliates:

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

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the six months ended June 30, 2017 and 2016 (in millions):

	2017	2016
Purchase activity
Asarco LLC	$19.6	$14.8
Eolica El Retiro, S.A.P.I. de C.V.	2.0	1.0
Ferrocarril Mexicano S.A de C.V.	23.5	21.0
Grupo Mexico	6.9	6.9
MGE	118.9	108.7
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	72.3	42.8
Total purchases	$243.2	$195.2

Sales activity
Asarco LLC	$82.1	$34.6
Compania Perforadora Mexico S.A.P.I. de C.V and affiliates	0.2	0.4
Grupo Mexico	0.2	0.3
MGE	49.4	50.1
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	—	0.3
Total sales	$131.9	$85.7

In addition, in the second quarter of 2017, the Company made donations of $1.4 million to Fundacion Grupo Mexico, an organization dedicated to promoting social and economic development of the communities close to the Company’s Mexican operations.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano S.A de C.V., and for construction services provided by Mexico Proyectos y Desarrollo S.A. de C.V. and its affiliates. All of these companies are subsidiaries of Grupo Mexico.

The Company’s Mexican operations purchased scrap and other residual copper mineral from Asarco LLC, and power from MGE. Both companies are subsidiaries of Grupo Mexico.

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants. That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%. In the first quarter of 2012, Controladora de Infraestructura Energetica Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence of this change in control, MGE became an indirect subsidiary of Grupo Mexico. Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt. The remaining balance was restructured as subordinated debt of MGE. In the third quarter of 2016, MGE repaid the outstanding balance of the debt. Related to this loan, the Company recorded interest income of $3.1 million in the first six months of 2016.

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

On August 4, 2014, Mexico Generadora de Energia Eolica S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm that has 37 wind turbines. This company started operations in January 2014 and started to sell power to IMMSA and other subsidiaries of Grupo Mexico in the third quarter of 2014. Eolica el Retiro is supplying approximately 28% of its power output to IMMSA.

The Company sold copper cathodes, rod and anodes, as well as sulfuric acid, silver, gold and lime to Asarco LLC. In addition, the Company received fees for building rental and maintenance services provided to Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates and to Compania Perforadora Mexico S.A.P.I. de C.V., and for natural gas and services provided to MGE; all subsidiaries of Grupo Mexico.

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the six months ended June 30, 2017 and 2016 (in millions):

	2017	2016
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$0.2
Mextransport	0.4	1.0
Operadora de Cinemas S.A. de C.V.	0.1	0.3
Total purchases	$0.6	$1.5

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$0.1
Mextransport	—	0.2
Operadora de Cinemas S.A. de C.V.	0.1	—
Total sales	$0.2	$0.3

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

Companies with relationships to SCC executive officers:

The following table summarizes the purchase activities with companies with relationships to SCC executive officers in the six months ended June 30, 2017 and 2016 (in millions):

	2017		2016
Breaker	$ (*	)	$0.4
Higher Technology S.A.C.	—		0.6
Pigoba S.A. de C.V.	—		0.1
Servicios y Fabricaciones Mecanicas S.A.C.	0.2		0.2
Total purchases	$0.2		$1.3

(*) amount is lower than $0.1 million

In 2016, the Company purchased industrial materials from Breaker S.A. de C.V., Breaker Peru S.A.C., and Pigoba S.A. de C.V. in which the SCC´s Chief Executive Officer´s sons, Carlos Gonzalez and Alejandro Gonzalez; and son-in-law, Jorge Gonzalez, have a proprietary interest. Also, the Company purchased industrial material to Higher Technology S.A.C. and paid fees for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C. Companies in which Carlos Gonzalez son of SCC´s Chief Executive Officer had a proprietary interest through June 6, 2016.

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

The components of net periodic benefit costs for the six months ended June 30, 2017 and 2016 are as follows (in millions):

	2017	2016
Service cost	$0.4	$0.4
Interest cost	0.7	0.5
Expected return on plan assets	(1.4)	(1.3)
Amortization of prior service cost (credit)	0.1	0.1
Amortization of net loss	0.1	0.1
Net periodic benefit costs	$(0.1)	$(0.2)

(*) amount is lower than $0.1 million

Post-retirement Health care plans:

United States: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits”.

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the six months ended June 30, 2017 and 2016 are as follows (in millions):

	2017		2016
Interest cost	$0.5		$0.3
Amortization of net loss (gain)	(0.1)		(0.2)
Amortization of prior service cost (credit)	(*	)	(*	)
Net periodic benefit cost	$0.4		$0.1

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

Environmental capital investments in the six months ended June 30, 2017 and 2016 were as follows (in millions):

	2017	2016
Peruvian operations	$44.5	$36.2
Mexican operations	35.8	69.5
	$80.3	$105.7

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

In 2008, the Peruvian government enacted environmental regulations establishing stringent air quality standards (“AQS”) for daily sulfur dioxide (“SO2”) in the air for the Peruvian territory. These regulations, as amended in 2013, recognized distinct zones/areas, as atmospheric basins. MINAM had established three atmospheric basins that required further attention to comply with the air quality standards. The Ilo basin was one of these three areas and the Company’s smelter and refinery are part of the area.

In June 2017, MINAM enacted a supreme decree which defines new AQS for daily sulfur dioxide and gaseous mercury for the Peruvian territory, as well as monthly lead in particulate matter (PM10), in order to adopt standards similar to comparable countries and conform them to the technical capabilities available in Peru, while ensuring the protection of public health. This decree also considers criteria established by the World Health Organization and establishes a mean 24-hour AQS equal to 250 micrograms per cubic meter (µg/m3) of SO2 to replace the current 24-hour AQS of 20 µg/m3 of SO2, effective since 2014. The decree also establishes a mean 24-hour AQS equal to 2 µg/m3 of gaseous mercury and a mean monthly AQS equal to 1.5 µg/m3 of lead in PM10.

The Company believes that these new AQS are appropriate for Peru and will allow Peruvian industry to be competitive with other countries. The Company has evaluated the potential impact of these new standards and expects that its adoption will not have a material impact on the financial position of the Company, as currently the Company maintains a significantly lower daily average level of µg/m3 of SO2, than those required by the new AQS.

In addition, in June 2017, MINAM enacted a supreme decree which establishes new quality standards for water in the Peruvian territory. The Company has reviewed this decree and considers that its adoption will not have a material impact on its financial position.

In 2013, the Peruvian government enacted soil environmental quality standards (“SQS”) applicable to any existing facility or project that generates or could generate the risk of soil contamination in its area of operation or influence. In March 2014, MINAM issued a supreme decree, which establishes additional provisions for the gradual implementation of SQS. Under this rule the Company had twelve months to identify contaminated sites in and around its facilities and present a report of identified contaminated sites. This report was submitted to MINEM in April 2015. After a review of the report, MINEM should evaluate and issue a report to the Company, which will allow it to continue to the next phase. As of June 30, 2017, the Company is awaiting an official response from MINEM. Once notified by MINEM, the Company must prepare a characterization study to determine the depth, extent and physio-chemical composition of the contaminated areas and define an appropriate remediation plan and the time-frame for completion. In addition, the Company must submit for approval a Soil Decontamination Plan (SDP) within 24 months after being notified by the authority. This SDP must include remediation actions, a schedule and compliance deadlines. Also under this rule, if deemed necessary and given reasonable justification, the Company may request a one year extension for the decontamination plan.

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

The National Water Commission, the Federal Commission for the Protection of Sanitary Risk and PROFEPA initiated administrative proceedings regarding the spill to determine possible environmental and health damages. On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for the environmental damages. The Company is vigorously defending itself against this complaint. As of June 30, 2017, the case remains in the procedural stages and is pending resolution.

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

On December 1, 2016, SEMARNAT issued its final resolution which held that all remediation actions contained in the Remediation Plan, as approved by the same authority, had been fully fulfilled and that all requirements had been complied with, except for biological monitoring activities at the Sonora River that will be continued until the first semester of 2019 pursuant to such Plan. On January 26, 2017, PROFEPA issued its final resolution under which it declared all mitigation actions completed and its investigation closed. In light of the above, the Company has obtained all necessary formal rulings from SEMARNAT and PROFEPA. On February 7, 2017, the Company closed the trust. In addition, as a result of this process, $10.2 million of excess provision was reversed in the first quarter of 2017. The total expense recorded for this accident in 2014 and 2015 was $136.4 million. Therefore, this matter is closed.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Four of the collective action lawsuits have been dismissed by the court. The plaintiffs in the two remaining lawsuits are: Acciones Colectivas de Sinaloa, A.C. which established two collective actions (one of which was dismissed on September 26, 2016); and Ana Luisa Salazar Medina et al. which has been granted a collective action certification. The remaining plaintiffs have requested cautionary measures on the construction of facilities for the monitoring of public health services and the prohibition of the closure of the Río Sonora Trust.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming the same damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with twenty eight additional civil action lawsuits, claiming the same damages. Those lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Domínguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al and Jose Carlos Martinez Fernandez et al.

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

Related to the “Virgen Maria” mining concessions, in August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”). The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch. In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders’ meeting. Excomet was at the time owner of the “Virgen Maria” mining concession. In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations. On appeal by the plaintiffs, the superior court reversed the lower court’s decision and remanded it to the lower court for further proceedings. In August 2015, the lower court dismissed the case on the grounds that the plaintiffs had not proven the alleged unfairness of the negotiations. The plaintiffs appealed this resolution before the Superior Court. In September 2016, the Superior Court confirmed the lower court’s resolution and the plaintiffs filed an extraordinary appeal in order to have the case reviewed by the Supreme Court. As of June 30, 2017, the case remains pending resolution without further developments.

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

The del Carpio Lazio case was rejected by the court of first instance on November 14, 2016. The Plaintiff filed an appeal before the Superior Court on January 3, 2017. As of June 30, 2017, the case remains pending resolution without further developments.

The Mendoza Padilla case was rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. As of June 30, 2017, the case remains pending resolution without further developments.

In the Belfiore Nicolini case, the court ruled partially in favor of the plaintiff. However, the Company filed an appeal to challenge said decision. As of June 30, 2017, the case remains pending resolution without further developments.

The Guillen Lopez case is currently before the lower court. As of June 30, 2017, the case remains pending resolution without further developments.

On October 3, 2016 the lower court ruled that the Hatamare Hual case had expired and declared the case concluded. The plaintiff has not filed an appeal before the Superior Court. On November 16, 2016, the Company´s Peruvian Branch requested that the case be closed.

The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams with proper governmental authorization, since 1995. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of June 30, 2017, the case remains pending resolution without further developments. The amount of this contingency cannot be reasonably estimated by management at this time.

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

Labor matters:

Peruvian operations: 71% of the Company’s 4,569 Peruvian employees were unionized at June 30, 2017. Currently, there are five separate unions, one large union and four smaller unions. In the first quarter of 2016, the Company signed three-year agreements with all five unions. These agreements include, among other things, annual salary increases of 5% for each of the three years.

In April 2017, the unified labor union of SPCC workers and one of Toquepala’s unions began a strike, demanding a review of certain health and profit sharing benefits. The strike ended after 12 days. The Company estimates a loss of approximately 1,400 tons of copper production.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

However, the workers of the San Martin and Taxco mines, are still under the National Mining Union and have been on strike since July 2007. On December 10, 2009, a federal court confirmed the legality of the San Martin strike. In order to recover the control of the San Martin mine and resume operations, the Company filed a court petition on January 27, 2011 requesting that the court, among other things, define the termination payment for each unionized worker. The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition. On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition. In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court. On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal. The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker. A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin. As of June 30, 2017, the case remains pending resolution without further developments.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers at the mine (including termination of the related collective bargaining agreement). On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. The mining union appealed the labor court ruling before a federal court. In September 2011, the federal court accepted the union’s appeal and remanded the case to the federal labor court for reconsideration. After several legal proceedings on January 25, 2013, the Company filed a new proceeding before the labor court. On June 16, 2014, the labor court denied the petition of the Company. The resolution issued by the labor court was challenged by the Company before a federal court. In August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of June 30, 2017, the case remains pending resolution without further developments.

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

Other commitments:

Peruvian Operations

Tia Maria:

On August 1, 2014, the Company received the final approval of Tia Maria´s Environmental Impact Assessment (“EIA”). However, the issuance of the project´s construction permit has been delayed due to pressures from anti-mining groups. The Company continues working with community groups in order to resolve open issues concerning the project.

Tia Maria´s project budget is approximately $1.4 billion, of which $363.7 million has been invested through June 30, 2017. When completed, it is expected to produce 120,000 tons of copper cathodes per year. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and consequently, no emissions are released into the atmosphere. The project will only use seawater, transporting this more than 25 kilometers to 1,000 meters above sea level, and includes a desalinization plant which will be constructed at a cost of $95 million. Consequently, the Tambo river water resources and the water resources from the wells in the area will be used solely for farming and human consumption.

The Company expects the project to generate 3,500 jobs during the construction phase. When in operation, Tia Maria will directly employ 600 workers and indirectly provide jobs to another 2,000. Through its expected twenty-year life, the project related services will create significant business opportunities in the Arequipa region.

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

Toquepala Concentrator Expansion:

In April 2015, the construction permit for the Toquepala expansion project was approved by the MINEM. The project budget is $1.2 billion, of which $650.2 million has been expended through June 30, 2017. When completed, this expansion project is expected to increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum.

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

Moquegua Region: In the Moquegua region, the Company is part of a “development roundtable” in which the local municipal authorities, the community representatives and the Company discuss the social needs and the way the Company could contribute to sustainable development in the region. As part of this, the roundtable is discussing the creation of a Moquegua Region Development Fund for which the Company has offered a contribution of S/ 700 million (approximately $209 million). While final funding is not yet settled, the Company has committed to contribute S/ 108.5 million (approximately $32 million) in advance, which is being utilized in an educational project and S/ 48.4 million (approximately $14 million) for a residual water treatment plant in Ilo, a sea-wall embankment and a fresh water facility at El Algarrobal.

In addition, the Company has committed S/ 143.0 million (approximately $43 million) for the construction of five infrastructure projects in the Moquegua region under the “social investment for taxes” (obras por impuestos) program which allows the Company to use these amounts as an advance payment of taxes.

These commitments are subject to the continuity of the respective mine operations and, as such, are not considered to be present obligations of the Company. Therefore, the Company has not recorded a liability in its consolidated financial statements.

Peruvian operations

Power purchase agreements:

•                  Engie: In 1997, SCC signed a power purchase agreement with an independent power company, Engie Energia Peru S.A. (formerly Enersur S.A.) under which SCC agreed to purchase all of its power needs for its current Peruvian operations from Enersur for twenty years, through April 2017. Therefore, this commitment expired in the second quarter of 2017.

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

Corporate operations

Commitment for Capital projects:

As of June 30, 2017, the Company has committed approximately $1,983.4 million for the development of its capital investment projects at its operations.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended June 30, 2017
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$899.8	$107.3	$522.7		$1,529.8
Intersegment sales		17.6		$(17.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	391.5	91.4	343.5	(21.6)	804.8
Selling, general and administrative	11.1	2.0	8.5	0.6	22.2
Depreciation, amortization and depletion	100.0	12.5	57.1	1.6	171.2
Exploration	0.7	0.9	2.2	1.9	5.7
Environmental remediation	—	—	—	—	—
Operating income	$396.5	$18.1	$111.4	$(0.1)	525.9
Less:
Interest, net					(71.7)
Other income (expense)					3.1
Income taxes					(160.3)
Equity earnings of affiliate					3.5
Non-controlling interest					(0.8)
Net income attributable to SCC					$299.7

Capital investment	$88.8	$6.0	$155.7	$1.6	$252.1
Property and mine development, net	$5,149.8	$376.0	$3,082.7	$229.0	$8,837.5
Total assets	$8,660.5	$868.3	$4,645.6	$(659.1)	$13,515.3

	Three Months Ended June 30, 2016
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$815.9	$82.7	$436.5		$1,335.1
Intersegment sales		19.4		$(19.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	431.8	73.3	311.6	(65.1)	751.6
Selling, general and administrative	12.7	1.8	8.6	0.5	23.6
Depreciation, amortization and depletion	107.6	14.4	53.9	(11.4)	164.5
Exploration	1.4	1.3	4.2	3.4	10.3
Operating income	$262.4	$11.3	$58.2	$53.2	385.1
Less:
Interest, net					(70.0)
Other income (expense)					5.8
Income taxes					(102.0)
Equity earnings of affiliate					3.6
Non-controlling interest					(0.6)
Net income attributable to SCC					$221.9

Capital investment	$157.8	$10.7	$173.1	$—	$341.6
Property and mine development, net	$5,068.5	$455.9	$2,720.9	$253.1	$8,498.4
Total assets	$8,640.2	$790.4	$4,080.7	$(723.9)	$12,787.4

	Six Months Ended June 30, 2017
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,852.0	$217.6	$1,044.2		$3.113.8
Intersegment sales		38.1		$(38.1)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	856.4	174.4	659.2	(41.4)	1,648.6
Selling, general and administrative	21.1	4.2	17.5	0.8	43.6
Depreciation, amortization and depletion	198.6	25.9	92.4	7.7	324.6
Exploration	1.2	1.6	4.3	3.7	10.8
Environmental remediation	(10.2)	—	—	—	(10.2)
Operating income	$784.9	$49.6	$270.8	$(9.0)	1,096.4
Less:
Interest, net					(161.6)
Other income (expense)					7.8
Income taxes					(336.6)
Equity earnings of affiliate					9.7
Non-controlling interest					(1.6)
Net income attributable to SCC					$614.1

Capital investment	$146.1	$13.0	$336.8	$1.8	$497.7
Property and mine development, net	$5,149.8	$376.0	$3,082.7	$229.0	$8,837.5
Total assets	$8,660.5	$868.3	$4,645.6	$(659.1)	$13,515.3

	Six Months Ended June 30, 2016
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,557.5	$152.7	$869.9	—	$2,580.1
Intersegment sales		34.5		$(34.5)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	826.3	142.0	616.2	(106.0)	1,478.5
Selling, general and administrative	26.2	3.3	19.7	0.7	49.9
Depreciation, amortization and depletion	172.5	23.8	108.3	(4.8)	299.8
Exploration	3.0	3.1	7.5	7.1	20.7
Operating income	$529.5	$15.0	$118.2	$68.5	731.2
Less:
Interest, net					(142.8)
Other income (expense)					5.4
Income taxes					(194.2)
Equity earnings of affiliate					8.7
Non-controlling interest					(1.3)
Net income attributable to SCC					$407.0

Capital investment	$266.9	$17.5	$280.4	$0.1	$564.9
Property and mine development, net	$5,068.5	$455.9	$2,720.9	$253.1	$8,498.4
Total assets	$8,640.2	$790.4	$4,080.7	$(723.9)	$12,787.4

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the six-month period ended June 30, 2017 and 2016 is as follows (in millions):

	2017	2016
Southern Copper common shares
Balance as of January 1,	$2,769.0	$2,697.6
Purchase of shares	—	53.7
Used for corporate purposes	(0.3)	(0.3)
Balance as of June 30,	2,768.7	2,751.0

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	218.6	211.3
Other activity, including dividend, interest and foreign currency transaction effect	4.3	4.7
Balance as of June 30,	222.9	216.0

Treasury stock balance as of June 30,	$2,991.6	$2,967.0

The following table summarizes share distributions in the first six months of 2017 and 2016:

	2017	2016
Southern Copper common shares
Directors’ Stock Award Plan	10,800	12,000

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	0.3	0.6

Southern Copper Common Shares:

At June 30, 2017 and 2016, there were in treasury 111,568,817 and 110,877,016 SCC’s common shares, respectively.

SCC share repurchase program:

In 2008, the Company’s Board of Directors (“BOD”) authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Pursuant to this program, the Company has purchased 119.5 million shares of common stock at a cost of $2.9 billion. These shares are available for general corporate purposes. The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time.

There has not been activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price of SCC common shares at June 30, 2017 was $34.63 and the maximum number of shares that the Company could purchase at that price is 2.4 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of June 30, 2017.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company. Under this plan, participants will receive 1,200 shares of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper common stock have been reserved for this plan. The Company’s Board of Directors and the stockholders approved a one-year extension of the Plan until January 29, 2018. The fair value of the award is measured each year at the date of the grant.

The activity of the plan in the six-month period ended June 30, 2017 and 2016 was as follows:

	2017	2016
Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(334,800)	(322,800)
Granted in the period	(10.800)	(12,000)
Total shares granted at June 30,	(345,600)	(334,800)

Remaining shares reserved	254.400	265,200

Parent Company common shares:

At June 30, 2017 and 2016 there were in treasury 111,939,269 and 116,923,605 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the first six months 2017 and 2016 and the unrecognized compensation expense under this plan were as follows (in millions):

	2017	2016
Stock based compensation expense	$0.3	$0.3
Unrecognized compensation expense	$0.5	$1.0

The unrecognized compensation expense under this plan is expected to be recognized over the remaining one year and six month period.

The following table presents the activity of this plan for the six months ended June 30, 2017 and 2016:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2017	1,401,096	$2.05
Granted	—	—
Exercised	(7,433)	2.05
Forfeited	—	—
Outstanding shares at June 30, 2017	1,393,663	$2.05

Outstanding shares at January 1, 2016	2,227,582	$2.05
Granted	—	—
Exercised	(605,371)	$2.05
Forfeited	—	—
Outstanding shares at June 30, 2016	1,622,211	$2.05

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

The stock based compensation expense for the first six months of 2017 and 2016 and the unrecognized compensation expense under this plan were as follows (in millions):

	2017	2016
Stock based compensation expense	$0.3	$0.3
Unrecognized compensation expense	$3.5	$4.2

The following table presents the activity of this plan for the six months ended June 30, 2017 and 2016:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2017	2,540,223	$2.63
Granted	—	—
Exercised	(248,992)	2.63
Forfeited	—	—
Outstanding shares at June 30, 2017	2,291,231	$2.63

Outstanding shares at January 1, 2016	2,656,386	$2.63
Granted	—	—
Exercised	(13,997)	$2.63
Forfeited	—	—
Outstanding shares at June 30, 2016	2,642,389	$2.63

Non-controlling interest:

The following table presents the non-controlling interest activity for the six months ended June 30, 2017 and 2016:

	2017	2016
Balance as of January 1,	$38.6	$36.3
Net earnings	1.6	1.3
Dividend paid	(0.3)	—
Balance as of June 30,	$39.9	$37.6

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of June 30, 2017 and December 31, 2016 (in millions):

	At June 30, 2017		At December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt	$5,955.6	$6,633.3	$5,954.2	$6,212.0

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of June 30, 2017 and December 31, 2016 (in millions):

Fair Value at Measurement Date Using:

Description	Fair Value as of June 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$39.1	$39.1	$—	$—
- Available-for-sale debt securities:
Corporate bonds	0.1	—	0.1	—
Asset backed securities	0.6	—	0.6	—
Mortgage backed securities	0.4	—	0.4	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	154.5	154.5	—	—
Molybdenum	82.3	82.3	—	—
Total	$277.0	$275.9	$1.1	$—

Fair Value at Measurement Date Using:

Description	Fair Value as of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$49.2	$49.2	—	$—
- Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	—	—	—	—
Mortgage backed securities	2.1	—	$2.1	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	203.8	203.8	—	—
Molybdenum	54.0	54.0	—	—
Total	$309.1	$307.0	$2.1	$—

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

NOTE 13 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

IMPACT OF NEW ACCOUNTING STANDARDS

During the second quarter of 2017, the FASB issued among others, the following new accounting updates to the Codification:

ASU 2017-08:  In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-08 “Receivables- Nonrefundable fees and Other Costs” Subtopic 310-20. The amendments in this Update affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. This Update amends the amortization period for certain purchased callable debt securities held at a premium. The Board is shortening the amortization period for the premium to the earliest call date.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not believe that the adoption of this Update will have a material effect on the Company’s financial statements.

ASU 2017-09:  In May 2017, the FASB issued ASU 2017-09 “Compensation — Stock Compensation (Topic 718)”.  The amendments in this Update affect any entity that changes the terms or conditions of a share-based payment award.

The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in the Update provide guidance about when changes to stock awards require the entity to apply modification accounting. The Company does not believe that this Update will have a material effect on the Company’s financial statements.

ASU 2017-10: In May 2017, the FASB issued ASU 2017-10 “Service Concession Arrangements (Topic 853)”. The amendments in this Update apply to operating entities for service concession arrangements.

For most entities the amendments in this Update are effective for fiscal years beginning after December 15, 2018.  The Company does not believe that this Update is applicable to its business.

NOTE 14 — SUBSEQUENT EVENTS:

Dividends:

On July 20, 2017, the Board of Directors authorized a dividend of $0.14 per share payable on August 23, 2017 to shareholders of record at the close of business on August 9, 2017.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, some of the following:

•                  Changes in copper, molybdenum, silver and zinc prices: In the first six months of 2017, the average LME and COMEX copper prices were $2.61 per pound and $2.62 per pound, about 22.5% and 23.6% higher than in the first six months of 2016, respectively. During the first six months of 2017 per pound LME spot copper prices ranged from $2.48 to $2.79. Average molybdenum, silver and zinc prices in the first six months of 2017 increased 29.4%, 9.3% and 50.6%, respectively, when compared to the average prices in the first six months of 2016.

•                  Sales structure: In the first half of 2017, approximately 82% of our revenue came from the sale of copper, 5% from molybdenum, 5% from silver, 5% from zinc and 3% from various other products, including gold, sulfuric acid and other materials.

•                  Copper: According to the World Bank, the world economy is accelerating as a result of the recovery of manufacturing and international trade, with good international financial conditions. For 2017, we expect refined copper demand to grow about 2.0%.

On the supply side,we expect weak supply growth as a result of the consistent decline in investments that several companies have had in recent years due to a five year period of declining prices. Additionally, labor unrest, excess government taxation and technical difficulties are affecting production. As a result of the mentioned factors, we expect copper growth in the range of 1% per year in 2017 and 2018, creating the conditions for a market deficit after 2018, giving good support to higher prices.

•                  Silver: Represented 4.9% of our sales in the second quarter of 2017. We believe that silver prices will have support due to its industrial uses as well as its linkage to gold as a value shelter in times of economic uncertainty.

•                  Molybdenum: Represented 4.4% of our sales in the second quarter of 2017. During the second quarter of 2017, the molybdenum price improved its level by 3.4% when compared to the first quarter of 2017.

Molybdenum is mainly used for the production of special alloys of stainless steel that require significant hardness, corrosion and heat resistance. A new use for this metal is in lubricants and sulfur filtering of heavy oils and shale gas production.

•                  Zinc: Represented 5.0% of our sales in the second quarter of 2017. We also believe that zinc has very good long term fundamentals due to its significant industrial consumption and expected mine production shutdowns. In the first six months of 2017 zinc inventories have consistently decreased, improving this market’s fundamentals.

•                  Production: For 2017, we are adjusting our production forecast level from 900,000 to 890,000 tons of copper. For 2018, we will initiate production at the new Toquepala concentrator and expect to be able to produce 986,000 tons of copper, continuing our aggressive organic growth program.

We also expect to produce 16.3 million ounces of silver, in line with 2016 production of 16.2 million ounces. For zinc production, in 2017, we expect to produce 77,600 tons from our mines, up from 2016’s production, of 73,984 tons, mainly due to higher production from our Charcas, Santa Barbara and Santa Eulalia mines, which will increase their milling rates and forecast higher grades as well in 2017. Additionally, we expect to produce 20,800 tons of molybdenum, lower by 4.3% from last year’s production of 21,736 tons.

•                  Cost: Our operating costs and expenses for the first half of 2017 and 2016 were as follows:

			Variance
	2017	2016	Value	%
Operating costs and expenses ($ in millions)	$2,017.4	$1,848.9	$168.5	9.1%

The increase was mainly due to higher cost of sales in all our operating segments and higher depreciation, amortization and depletion at our Mexican operations, partially offset by lower exploration expenses and a $10.2 million credit related to the reversal in 2017 of a previously accrued environmental remediation cost at our Mexican operations which was no longer deemed necessary.

•                  Capital Investments: In the first six months of 2017 we spent $497.7 million on capital investments, 11.9% lower than in the first six months of 2016, and represented 81% of net income. The year 2017 is the starting point of a new strategic plan: we will increase copper production capacity to exceed the one million ton milestone by mid-2018, and by 2023 we expect to reach 1.5 million tons of copper.

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

Earnings: The table below highlights key financial and operational data of our Company for the three and six months ended June 30, 2017 and 2016 (in millions, except copper price, percentages and per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Copper price LME	2.57	2.15	0.42	19.5%	2.61	2.13	0.48	22.5%
Pounds of copper sold	492.9	485.5	7.4	1.5%	980.6	954.8	25.8	2.7%

Net sales	$1,529.8	$1,335.1	$194.7	14.6%	$3,113.8	$2,580.1	$533.7	20.7%
Operating income	$525.9	$385.1	$140.8	36.6%	$1,096.4	$731.2	$365.2	49.9%
Net income attributable to SCC	$299.7	$221.9	$77.8	35.1%	$614.1	$407.0	$207.1	50.9%
Earnings per share	$0.39	$0.29	$0.10	34.5%	$0.79	$0.53	$0.26	49.1%
Dividends per share	$0.12	$0.05	$0.07	140.0%	$0.20	$0.08	$0.12	150.0%

Net sales in the first six months of 2017 were higher than in the six months of 2016 by $533.7 million. This increase was mainly the result of higher metal prices and higher sales volume of copper (+2.7%), silver (+4.9%) and zinc (+3.1%); partially offset by a negative provisional sales price adjustment of $22.3 million for molybdenum.

Net income in the first six months of 2017 was higher than in the six months of 2016 by $207.1 million. This increase was principally due to higher sales.

Production: The table below highlights our mine production data for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,				Six months ended June 30,
			Variance				Variance
	2017	2016	Volume	%	2017	2016	Volume	%
Copper (in million pounds)	475.4	497.9	(22.5)	(4.5)%	946.6	986.5	(39.9)	(4.0)%
Molybdenum (in million pounds)	11.9	11.7	0.2	1.9%	23.5	24.0	(0.5)	(1.8)%
Silver (in million ounces)	4.0	4.1	(0.1)	(2.6)%	8.0	8.1	(0.1)	(1.4)%
Zinc (in million pounds)	39.3	44.1	(4.8)	(10.9)%	80.3	83.8	(3.5)	(4.2)%

The table below highlights our copper production data for the three and six months ended June 30, 2017 and 2016 (in million pounds):

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
	2017	2016	Volume	%	2017	2016	Volume	%

Toquepala	78.3	76.6	1.7	2.4%	156.7	155.9	0.8	0.5%
Cuajone	80.4	94.6	(14.2)	(15.0)%	165.8	187.4	(21.6)	(11.5)%
La Caridad	77.8	74.5	3.3	4.3%	147.4	147.5	(0.1)	—%
Buenavista	235.7	248.4	(12.7)	(5.1)%	470.2	488.4	(18.2)	(3.7)%
IMMSA	3.2	3.8	(0.6)	(16.6)%	6.5	7.3	(0.8)	(11.2)%
Total	475.4	497.9	(22.5)	(4.5)%	946.6	986.5	(39.9)	(4.0)%

Second quarter: Mined copper production in the second quarter of 2017 decreased by 4.5% to 475.4 million pounds compared to 497.9 million pounds in the second quarter of 2016. This decrease was principally due to:

•                  Lower production at the Cuajone mine due to a decrease in ore grades and higher ore hardness index, which caused lower recoveries.

•                  Lower SX-EW production at the Buenavista mine due to lower PLS processed and lower copper content.

•                  Partially offset by higher production at the Toquepala and La Caridad mines, mainly due to higher ore grades and higher copper concentrates produced at the Buenavista mine.

Molybdenum production increased 1.9% in the second quarter of 2017 to 11.9 million pounds, compared to 11.7 million pounds in the second quarter of 2016 mainly due to the production from the startup of the new Buenavista plant; partially offset by a lower production at the Toquepala and La Caridad mines due to lower ore grades.

Silver mine production decreased by 2.6% in the second quarter of 2017 mainly as a result of lower production at our IMMSA mines partially offset by higher production at our open-pit mines in Mexico and Peru.

Zinc production decreased 10.9% in the second quarter of 2017, due to lower mineral processed at our three operative mines and lower grades.

Six months: Copper mine production in the first six months of 2017 decreased 4.0% to 946.6 million pounds from 986.6 million pounds in the same period of 2016. This decrease was due to:

•                  Lower production at the Cuajone mine due to lower ore grades and recoveries.

•                  Lower SX-EW production mainly at the Buenavista mine due to lower PLS processed with a lower copper content

•                  Partially offset by the higher production of copper concentrates at the Buenavista mine principally due to higher ore grades at the second concentrator.

Molybdenum production decreased 1.8% in the first six months of 2017 compared to the same period of 2016, principally due to lower production at our Peruvian operations as a result of lower grades and recoveries. This decrease was partially offset by the additional production from the Buenavista molybdenum plant at the second concentrator which started production in July 2016.

Silver mine production decreased 1.4% in the first six months of 2017 as result of lower production at our Santa Barbara and Charcas IMMSA mines due to lower grades in both mines; this was partially offset by higher production at our Peruvian operations and at Buenavista mine.

Zinc production decreased 4.2% in the first six months of 2017 due to lower production at our Santa Eulalia and Santa Barbara mines due to lower mineral milled and lower grades.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 45. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three and six months ended June 30, 2017 and 2016.

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
	2017	2016	Value	%	2017	2016	Value	%
Total operating cash cost before by-product revenues	$708.1	$695.9	$12.2	1.8%	$1,387.8	$1,368.3	$19.5	1.4%
Total by-product revenues	$(254.2)	$(249.3)	$(4.9)	2.0%	$(530.1)	$(452.6)	$(77.5)	17.1%
Total operating cash cost net of by-product revenues	$453.9	$446.6	$7.3	1.6%	$857.7	$915.7	$(58.0)	(6.3)%

Total pounds of copper produced (2)	462.3	485.8	(23.5)	(4.8)%	919.3	964.0	(44.7)	(4.6)%

Operating cash cost per pound before by-product revenues	$1.53	$1.43	$0.10	7.0%	$1.51	$1.42	$0.09	6.3%
By-products per pound revenues	$(0.55)	$(0.51)	$(0.04)	7.8%	$(0.58)	$(0.47)	$(0.11)	23.4%
Operating cash cost per pound net of by-product revenues	$0.98	$0.92	$0.06	6.5%	$0.93	$0.95	$(0.02)	(2.1)%

(1) These are non-GAAP measures. Please see page 45 for reconciliation to GAAP measure.

(2) Net of metallurgical losses.

As seen on the table above, our cash cost per pound before by-product revenues in the second quarter and the first six months of 2017 were ten cents and nine cents higher than in the same periods of 2016, respectively. These increases in operating cash cost were the result of the unit cost effect of 5% lower production and higher production costs, due to higher foreign currency transaction effect at our Mexican open-pit operations, higher cost per pound for fuel and energy costs, higher treatment and refining charges, partially reduced by lower costs per pound from selling, general and administrative expenses.

In addition, our per pound cash cost for the three months ended June 30, 2017, when calculated net of by-product revenues was six cents higher than in the same period of 2016 despite the increase of our main by-products prices. Our per pound cash cost for the six months ended June 30, 2017, when calculated net of by-product revenues was two cents lower than in the same period of 2016 due to higher price for our major by-products.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining six months of 2017, assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Zinc	Molybdenum	Silver
Change in metal prices (per pound except silver — per ounce)	$0.10	$0.10	$1.00	$1.00
Change in net earnings (in millions)	$57.5	$6.9	$13.1	$4.7

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

Capital Investment Programs: We made capital investments of $497.7 million in the six months ended June 30, 2017, compared with $564.9 million in the same period of 2016. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if necessary. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Projects in Mexico:

Buenavista Projects - Sonora: These projects are increasing copper production from 180,000 tons to 500,000 tons. The Buenavista program was completed on time and $101 million below our budget of $3,265 million. This program also includes the crushing, conveying and spreading system for leachable ore project (Quebalix IV), which is fully operational and was completed on time at a cost of $327 million, which is $117 million below our budget of $444 million. This project will reduce processing time as well as mining and hauling costs, increasing production by improving SX-EW copper recovery. Also, the new Buenavista molybdenum plant started operations during April 2017 and it is now operating at full capacity to produce an additional 2,000 tons per year.

Projects in Peru:

We are currently working on five copper projects in Peru, including the Tia Maria project, with a total capital investment for these projects of $2,900 million, out of which $1,275 million have been invested.

Toquepala Concentrator Expansion Project - Tacna: This $1.2 billion project includes a new state-of-the-art concentrator which will increase Toquepala’s annual copper production by 100,000 tons to 217,000 tons in 2018 and 260,000 tons in 2019, and will also increase annual molybdenum production by 3,100 tons. Through June 30, 2017, we have invested $650.2 million in this expansion. The project has reached 70% progress and is expected to be completed in the second quarter of 2018.

The project to improve the crushing process at Toquepala with the installation of a High Pressure Grinding Roll (HPGR) system, has as its main objective, to ensure that our existing concentrator will operate at its maximum annual production capacity of 117,000 tons of copper while reducing operating costs through ore crushing efficiencies, even with an increase of the ore material hardness index. Additionally, recoveries will be improved and production enhanced with a better ore crushing. The budget for this project is $50 million and as of June 30, 2017, we have invested $30 million in this project. We expect that it will be completed by the first quarter of 2018.

Cuajone Projects — Moquegua: The Heavy Mineral Management Optimizing Project consists of installing a primary crusher at the Cuajone mine pit with a conveyor system for moving the ore to the concentrator. The project aims to optimize the hauling process by replacing rail haulage, thereby reducing operating and maintenance costs as well as the environmental impact of the Cuajone mine. The crusher will have a processing capacity of 43.8 million tons per year. The main components, including the crusher and the seven kilometer overland conveyor belt, have been already assembled. As of June 30, 2017, we have invested $184.4 million in this project out of the approved capital budget of $215.5 million. The project has reached 99% progress and is expected to be completed by the third quarter of 2017.

The Cuajone tailing thickeners project at the concentrator will replace two of the three existing thickeners with a new hi-rate thickener. The purpose is to streamline the concentrator flotation process and improve water recovery efficiency, increasing the tailings solids content from 54% to 61%, thereby reducing fresh water consumption and replacing it with recovered water. Equipment assembly is almost finished and we are starting the commissioning process. As of June of 2017, we have invested $21 million in this project out of the approved capital budget of $30 million. The project has reached 99% progress and we expect it to be completed by the end of the third quarter of 2017.

Tailings disposal at Quebrada Honda - Moquegua: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We finished the engineering and procurement is in progress. In order to improve and increase the dam’s embankment, we have assigned a construction contractor to install a new cyclone battery station that will allow us to place more slurry at the dams. The project has a total budgeted cost of $116.0 million. We have invested $78.5 million through June 30, 2017 and expect the project to be completed by the second quarter of 2018.

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

Buenavista- Zinc concentrator: This project is located within the Buenavista facility in Sonora, Mexico and contemplates the development of a new concentrator to produce approximately 80,000 tons of zinc and 20,000 tons of copper per year that will allow us to double our current zinc production. We have concluded the basic engineering and we are working on the detailed engineering of the project. We estimate an investment of $413 million. We expect this project to start operations by the first half of 2020.

Pilares-La Caridad: This brownfield project located in Sonora, Mexico will produce 34,500 tons of copper per year with an estimated capital budget of $159 million. Pilares is an open-pit mine, located 10 kilometers away from our La Caridad complex. This relatively short distance will allow us to get synergies from the La Caridad infrastructure. The ore will be transported by truck to the primary crushers of the La Caridad, copper concentrator significantly improving the over-all mineral ore grade (0.34% at La Caridad vs 0.78% expected from Pilares). We expect this project to start operations in 2019.

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

El Pilar: This is a fully permitted, low capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 325 million tons of ore with an average copper grade of 0.287%. El Pilar will operate as a conventional open-pit mine and copper cathodes will be produced using the highly cost efficient and environmentally friendly SX-EW technology. Average annual production is currently estimated at 35,000 tons of copper cathodes over an initial 13-year mine life, with start of commercial operations forecasted for 2019. On a preliminary basis, we estimate a development investment of approximately $310 million. In 2016, we conducted a diamond drilling program of 3,700 meters and a geophysical survey of 40 kilometers in order to confirm the reserves additionally, the results allow us to identify potential areas of interest of oxides and sulfides. During the first half of 2017, we have initiated the update of the estimate for proven reserves and continued with the metallurgical testing program.

Tia Maria: We have completed all engineering and have successfully obtained the approval of the environmental impact assessment for the project. We are currently working to obtain the construction license for this 120,000 tons of SX-EW copper per year greenfield project with a total capital investment of $1,400 million. In 2017, we are continuing with our social development programs with the neighboring communities.

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

We expect the project to generate 3,500 jobs during the construction phase. When in operation, Tia Maria will directly employ 600 workers and indirectly provide jobs to another 2,000. Through its expected twenty-year life, the project related services will create significant business opportunities in the Arequipa region. Tia Maria has complied with all existing requirements and regulations and therefore the Company trusts that it will soon receive from government authorities the construction licenses and permits required in order to begin construction of this project.

Los Chancas. This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton as well as, 181 million tons of mineralized leachable material with a total copper content of 0.357%.  Los Chancas project includes an open-pit mine with a combined operation of concentrator and SX-EW processes to produce 100,000 tons of copper and 4,500 tons of molybdenum. The estimated capital investment is $2,800 million and is expected to be in operation in 2022.  In 2016, we continued with the development of social and environmental programs with the local communities. As of June 30, 2017, we have initiated the bidding process to select the consulting firm for the elaboration of the environmental impact assessment.

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

RESULTS OF OPERATIONS

The following table highlights key financial results for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Net sales	$1,529.8	$1,335.1	$194.7	14.6%	$3,113.8	$2,580.1	$533.7	20.7%
Operating costs and expenses	1,003.9	(950.0)	53.9	5.7%	2,017.4	(1,848.9)	168.5	9.1%
Operating income	525.9	385.1	140.8	36.6%	1,096.4	731.2	365.2	49.9%
Non-operating income (expense)	(68.6)	(64.2)	(4.4)	(6.9)%	(153.8)	(137.4)	(16.4)	(11.9)%
Income before income taxes	457.3	320.9	136.4	42.5%	942.6	593.8	348.8	58.7%
Income taxes	(160.3)	(102.0)	(58.3)	57.2%	(336.6)	(194.2)	(142.4)	73.3%
Equity earnings of affiliate	3.5	3.6	(0.1)	(2.8)%	9.7	8.7	1.0	11.5%
Net income attributable to non-controlling interest	(0.8)	(0.6)	(0.2)	(33.3)%	(1.6)	(1.3)	0.3	23.1%
Net income attributable to SCC	$299.7	$221.9	$77.8	35.1%	$614.1	$407.0	$207.1	50.9%

NET SALES

Net sales for the second quarter 2017 were $1,529.8 million, compared to $1,335.1 million in the second quarter 2016, an increase of $194.7 million. This 14.6% increase was principally the result of higher metal prices as shown below, and also due to higher sales volume of copper (+1.5%), silver (+6.2%) and molybdenum (+4.5%); partially offset by a negative provisional sales price adjustment of $22.3 million for molybdenum.

Net sales in the first six months of 2017 were $3,113.8 million, compared to $2,580.1 million in the first six months of 2016, an increase of $533.7 million. This 20.7% increase was principally the result of higher metal prices as shown below, and also due to higher sales volume of copper (+2.7%), silver (+4.9%) and zinc (+3.1%).

The table below outlines the average published market metals prices for our metals for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Copper ($ per pound — LME)	$2.57	$2.15	19.5%	$2.61	$2.13	22.5%
Copper ($ per pound — COMEX)	$2.58	$2.13	21.1%	$2.62	$2.12	23.6%
Molybdenum ($ per pound) (1)	$8.00	$6.89	16.1%	$7.87	$6.08	29.4%
Zinc ($ per pound — LME)	$1.18	$0.87	35.6%	$1.22	$0.81	50.6%
Silver ($ per ounce — COMEX)	$17.19	$16.83	2.1%	$17.32	$15.85	9.3%

(1) Platt’s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Copper	82.1%	77.0%	81.6%	78.5%
Molybdenum	4.4%	6.1%	5.1%	5.3%
Silver	4.9%	5.2%	4.8%	5.1%
Zinc	5.0%	4.3%	5.0%	4.0%
Other by-products	3.6%	7.4%	3.5%	7.1%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product for the three and six months ended June 30, 2017 and 2016 (in million pounds):

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Refined (including SX-EW)	295.5	296.0	(0.5)	(0.2)%	603.1	602.4	0.7	0.1%
Rod	70.4	78.4	(8.0)	(10.2)%	143.8	158.7	(14.9)	(9.4)%
Concentrates and other	127.0	111.1	15.9	14.3%	233.8	193.7	40.1	20.7%
Total	492.9	485.5	7.4	1.5%	980.7	954.8	25.9	2.7%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Copper Sales by product type	2017	2016	2017	2016
Refined (including SX-EW)	59.9%	61.0%	61.5%	63.1%
Rod	14.3%	16.1%	14.7%	16.6%
Concentrates and other	25.8%	22.9%	23.8%	20.3%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Power	16.7%	17.3%	18.3%	18.0%
Labor	13.7%	14.0%	13.6%	13.8%
Fuel	13.8%	11.4%	13.7%	11.3%
Maintenance	18.7%	19.1%	18.9%	19.2%
Operating material	18.9%	19.1%	18.7%	19.4%
Other	18.2%	19.1%	16.8%	18.3%
Total Production Cost	100.0%	100.0%	100.0%	100.0%

Second quarter: Operating costs and expenses were $1,003.9 million in the second quarter of 2017 compared to $950.0 million in the second quarter of 2016. The increase of $53.9 million was primarily due to:

Operating cost and expenses for the second quarter 2016	$950.0
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher foreign currency transaction effect, inventory consumption, higher workers’ participation expense and higher fuel costs, partially offset by lower capitalized ore stockpiles on leach pads and lower cost of metals purchased from third parties.	53.2
• Higher depreciation, amortization and depletion mainly as a result of our expansion and maintenance capital investments.	6.7
Less:
• Lower selling, general and administrative expenses.	(1.4)
• Lower exploration expense.	(4.6)
Operating cost and expenses for the second quarter 2017	$1,003.9

Six months: Operating costs and expenses were $2,017.4 million in the first six months of 2017 compared to $1,848.9 million in the first six months of 2016. The increase of $168.5 million was primarily due to:

Operating cost and expenses for the first six months 2016	$1,848.9
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, foreign currency transaction effect, higher workers’ participation expense and higher power and fuel costs, partially offset by lower cost of metals purchased from third parties, and lower capitalized ore stockpiles on leach pads.	170.1
• Higher depreciation, amortization and depletion mainly as a result of our expansion and maintenance capital investments.	24.8
Less:
• Partial recovery of the Sonora River remediation costs due to the completion of remediation activities.	(10.2)
• Lower selling, general and administrative expenses.	(6.3)
• Lower exploration expense.	(9.9)
Operating cost and expenses for the first six months 2017	$2,017.4

NON-OPERATING INCOME (EXPENSE)

Non-operating income and expense were a net expense of $68.6 million and $153.8 million in the three and six months ended June 30, 2017, respectively, compared to a net expense of $64.2 million and $137.4 million in the comparable periods of 2016.

Second quarter: The higher expense of $4.4 million was primarily due to:

•                  $ 2.7 million of lower miscellaneous income, net,

•                  $ 0.7 million of lower interest income, and

•                  $ 1.0 million of lower capitalized interest.

Six months: The higher expense of $16.4 million was primarily due to:

•                  $ 15.5 million of higher interest expense due to an adjustment in capitalized interest computation,

•                  $ 2.0 million of lower interest income,

•                  $ 1.3 million of lower capitalized interest, partially offset by,

•                  $ 2.4 million of higher miscellaneous income, net.

INCOME TAXES

	Six months ended June 30,
	2017	2016
Provision for income taxes (in millions)	$336.6	$194.2
Effective income tax rate	35.7%	32.7%

These provisions include income taxes for Peru, Mexico and the United States. In addition, a Mexican royalty tax, a portion of the Peruvian royalty tax and the Peruvian special mining tax are included in the income tax provision. The increase in the effective tax rate for the 2017 period from the same period of 2016 is primarily due to an increase in expected dividends from our Mexican subsidiaries. For further information, please see Note 4 “Income taxes”.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales (million pounds):	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Peruvian operations	178.9	170.9	8.0	4.7%	351.4	348.4	3.0	0.9%
Mexican open-pit	314.0	314.6	(0.6)	(0.2)%	629.2	606.4	22.8	3.8%
Mexican IMMSA unit	3.9	5.5	(1.6)	(29.1)%	8.5	10.1	(1.6)	(15.8)%
Other and intersegment elimination	(3.9)	(5.5)	1.6	29.1%	(8.5)	(10.1)	1.6	15.8%
Total	492.9	485.5	7.4	1.5%	980.6	954.8	25.8	2.7%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
By-product Sales (in million pounds, except silver – in million ounces)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Peruvian operations
Molybdenum contained in concentrates	4.6	5.4	(0.8)	(14.8)%	9.4	11.5	(2.1)	(18.3)%
Silver	1.1	0.8	0.3	37.5%	1.9	1.6	0.3	18.8%

Mexican open-pit
Molybdenum contained in concentrates	7.6	6.3	1.3	20.6%	14.4	12.5	1.9	15.2%
Silver	2.5	2.8	(0.3)	(10.7)%	5.2	5.4	0.2	(3.7)%

Mexican IMMSA unit
Zinc — refined and in concentrate	61.7	61.9	(0.2)	(0.4)%	121.2	117.6	3.6	3.1%
Silver	1.2	1.0	0.2	20.0%	2.4	2.2	0.2	9.1%

Other and intersegment elimination
Silver	(0.5)	(0.5)	—	—	(1.0)	(1.0)	—	—

Total by-product sales
Molybdenum contained in concentrates	12.2	11.7	0.5	4.5%	23.8	24.0	(0.2)	(1.1)%
Zinc — refined and in concentrate	61.7	61.9	(0.2)	(0.3)%	121.2	117.6	3.6	3.1%
Silver	4.3	4.1	0.2	6.2%	8.5	8.2	0.3	4.9%

Sales value per segment (in millions):

	Three Months Ended June 30, 2017
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$788.4	$8.0	$467.8	$(8.1)	$1,256.1
Molybdenum	42.7	—	24.4	—	67.1
Zinc	—	76.4	—	0.3	76.7
Silver	42.9	20.2	19.9	(7.5)	75.5
Other	25.8	20.3	10.6	(2.3)	54.4
Total	$899.8	$124.9	$522.7	$(17.6)	$1,529.8

	Three Months Ended June 30, 2016
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$655.9	$9.2	$372.5	$(9.2)	$1,028.4
Molybdenum	43.8	—	37.5	—	81.3
Zinc	—	57.2	—	—	57.2
Silver	47.8	16.2	13.6	(8.1)	69.5
Other	68.4	19.5	12.9	(2.1)	98.7
Total	$815.9	$102.1	$436.5	$(19.4)	$1,335.1

	Six Months Ended June 30, 2017
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,616.6	$18.9	$925.4	$(19.0)	$2,541.9
Molybdenum	96.6	—	63.3	—	159.9
Zinc	—	155.7	—	—	155.7
Silver	90.4	39.9	33.9	(14.9)	149.3
Other	48.4	41.2	21.6	(4.2)	107.0
Total	$1,852.0	$255.7	$1,044.2	$(38.1)	$3,113.8

	Six Months Ended June 30, 2016
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,270.7	$15.4	$755.2	$(15.4)	$2,025.9
Molybdenum	72.3	—	64.2	—	136.5
Zinc	—	102.8	—	—	102.8
Silver	86.9	32.5	25.6	(14.4)	130.6
Other	127.6	36.5	24.9	(4.7)	184.3
Total	$1,557.5	$187.2	$869.9	$(34.5)	$2,580.1

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
The Americas:
Mexico	$363.5	$355.1	$732.0	$696.2
United States	214.6	255.7	514.9	500.3
Peru	82.8	70.3	170.7	139.4
Brazil	55.9	41.8	113.3	85.5
Chile	18.1	26.9	51.3	47.3
Other American countries	15.0	17.3	39.1	39.3
Europe:
Switzerland	160.7	134.5	257.6	246.2
Italy	78.6	70.2	166.2	138.9
Other European countries	136.2	81.3	242.6	122.1
Asia:
Singapore	241.5	103.7	520.1	235.7
Japan	101.2	137.1	216.7	228.6
Other Asian countries	61.7	41.2	89.3	100.6
Total	$1,529.8	$1,335.1	$3,113.8	$2,580.1

Peruvian Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2017	2016	Variance	%Change	2017	2016	Variance	%Change
Net sales	$522.7	$436.5	$86.2	19.7%	$1,044.2	$869.9	$174.3	20.0%
Operating costs and expenses	(411.3)	(378.3)	(33.0)	8.7%	(773.4)	(751.7)	(21.7)	2.9%
Operating income	$111.4	$58.2	$53.2	91.4%	$270.8	$118.2	$152.6	129.1%

Second quarter: Net sales in the second quarter of 2017 were $522.7 million compared to $436.5 million in the second quarter of 2016. The increase in net sales was mainly the result higher metal prices and higher copper (+4.7%) and silver (+37.5%) sales volumes, partially offset by lower molybdenum sales volume.

Operating costs and expenses in the second quarter of 2017 increased by $33.0 million to $411.3 million from $378.3 million in the second quarter of 2016, primarily due to:

Operating cost and expenses for the second quarter 2016	$378.3
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties, higher inventory consumption, higher fuel costs and higher workers’ participation expense; partially offset by lower energy and operating contractors costs.	31.9
• Higher depreciation, amortization and depletion expense.	3.2
Less:
• Lower exploration expenses.	(2.0)
• Lower selling, general and administrative expenses.	(0.1)
Operating cost and expenses for the second quarter 2017	$411.3

Six months: Net sales in the first six months of 2017 were $1,044.2 million compared to $869.9 million in the comparable period of 2016. The increase in net sales was mainly the result higher metal prices and higher silver sales volume (+18.8%), partially offset by lower molybdenum sales volumes.

Operating costs and expenses in the first six months of 2017 increased by $21.7 million to $773.4 million from $751.7 million in the first six months of 2016, primarily due to:

Operating cost and expenses for the first six months 2016	$751.7
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties, higher fuel costs and higher workers’ participation expense; partially offset by lower energy and operating contractors costs, and lower inventory consumption.	43.0
Less:
• Lower depreciation, amortization and depletion expense.	(15.9)
• Lower exploration expenses.	(3.2)
• Lower selling, general and administrative expenses.	(2.2)
Operating cost and expenses for the first six months 2017	$773.4

Mexican Open-pit Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Net sales	$899.8	$815.9	$83.9	10.3%	$1,852.0	$1,557.5	$294.5	18.9%
Operating costs and expenses	(503.3)	(553.5)	50.2	9.1%	(1,067.1)	(1,028.0)	(39.1)	3.8%
Operating income	$396.5	$262.4	$134.1	51.1%	$784.9	$529.5	$255.4	48.2%

Second quarter: Net sales in the second quarter of 2017 were $899.8 million, compared to $815.9 million in the second quarter of 2016. The increase of $83.9 million was principally due to higher metal prices and molybdenum sales volume (+20.6%), partially offset by lower silver sales volume.

Operating costs and expenses in the second quarter of 2017 decreased by $50.2 million to $503.3 million from $553.5 million in the same 2016 period, primarily due to:

Operating cost and expenses for the second quarter 2016	$553.5
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower cost of metals purchased from third parties and higher capitalized ore stockpiles on leach pads; partially offset by higher foreign currency transaction effect and higher fuel costs.	(40.3)
• Lower depreciation, amortization and depletion expense.	(7.6)
• Lower selling, general and administrative expenses.	(1.6)
• Lower exploration expenses.	(0.7)
Operating cost and expenses for the second quarter 2017	$503.3

Six months: Net sales in the first six months of 2017 were $1,852.0 million, compared to $1,557.5 million in the first six months of 2016. The increase of $294.5 million was principally due to higher metal prices and higher copper and molybdenum sales volumes, due to the completion of the Buenavista projects.

Operating costs and expenses in the first six months of 2017 increased by $39.1 million to $1,067.1 million from $1,028.0 million in the comparable 2016 period, primarily due to:

Operating cost and expenses for the first six months 2016	$1,028.0
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, foreign currency transaction effect and higher workers’ participation expense; partially offset by lower cost of metals purchased from third parties and higher capitalized ore stockpiles on leach pads.	30.1
• Higher depreciation, amortization and depletion due to our expansion and maintenance capital investments.	26.1
Less:
• Partial recovery of the Sonora River remediation costs due to the completion of remediation activities.	(10.2)
• Lower selling, general and administrative expenses.	(5.1)
• Lower exploration expenses.	(1.8)
Operating cost and expenses for the first six months 2017	$1,067.1

Mexican Underground Operations (IMMSA):

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2017	2016	Variance	% change	2017	2016	Variance	% change
Net sales	$124.9	$102.1	$22.8	22.3%	$255.7	$187.2	$68.5	36.6%
Operating costs and expenses	(106.8)	(90.8)	(16.0)	17.6%	(206.1)	(172.2)	(33.9)	19.7%
Operating income	$18.1	$11.3	$6.8	60.2%	$49.6	$15.0	$34.6	230.7%

Second quarter: Net sales in the second quarter of 2017 were $124.9 million, compared to $102.1 million in the second quarter of 2016. This increase of $22.8 million was primarily due to higher metal prices and higher silver sales volume (+20.0%), partially offset by lower copper sales volume (-29.1%) and a slightly lower zinc sales volume (-0.4%).

Operating costs and expenses in the second quarter of 2017 increased by $16.0 million to $106.8 million from $90.8 million in the second quarter of 2016, primarily due to:

Operating cost and expenses for the second quarter 2016	$90.8
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties, higher power costs and inventory consumption; partially offset by foreign currency transaction effect.	18.1
• Higher selling, general and administrative expenses.	0.2
Plus:
• Lower exploration expenses.	(0.4)
• Lower depreciation, amortization and depletion expense.	(1.9)
Operating cost and expenses for the second quarter 2017	$106.8

Six months: Net sales in the first six months of 2017 were $255.7 million, compared to $187.2 million in the comparable period of 2016. This increase of $68.5 million was primarily due to higher metal prices and higher silver and zinc sales volume, partially offset by lower copper sales volume.

Operating costs and expenses in the first six months of 2017 increased by $33.9 million to $206.1 million from $172.2 million in the comparable period of 2016, primarily due to:

Operating cost and expenses for the first six months 2016	$172.2
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties, higher inventory consumption and power costs; partially offset by foreign currency transaction effect.	32.4
• Higher depreciation, amortization and depletion.	2.1
• Higher selling, general and administrative expenses.	0.9
Plus:
• Lower exploration expenses.	(1.5)
Operating cost and expenses for the first six months 2017	$206.1

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the first six months of 2017 and 2016 (in millions):

	2017	2016	Variance
Net cash provided by (used in) operating activities	$843.9	$328.8	$515.1
Net cash provided by (used in) investing activities	$(485.4)	$(22.0)	$(463.4)
Net cash provided by (used in) financing activities	$(154.3)	$(115.3)	$(39.0)

Net cash provided by operating activities:

The change in net cash from operating activities for the first six months of 2017 and 2016 include (in millions):

	2017	2016	Variance	% Change
Net income	$615.7	$408.3	207.4	50.8%
Depreciation, amortization and depletion	324.6	299.8	24.8	8.3%
Benefit for deferred income taxes	(40.6)	(53.8)	13.2	24.5%
Loss (income) on foreign currency transaction effect	52.8	(8.1)	60.9	751.9%
Other adjustments to net income	3.6	11.6	(8.0)	(69.0)%
Change in operating assets and liabilities	(112.2)	(329.0)	216.8	65.9%
Net cash provided by operating activities	$843.9	$328.8	$515.1	156.7%

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts and changes in operating assets and liabilities.

Six months ended June 30, 2017: Net income was $615.7 million, approximately 73.0% of the net operating cash flow. A net increase in operating assets and liabilities decreased operating cash flow by $112.2 million and included:

•                  $(28.2) million increase in accounts receivable.

•                  $(48.3) million of net increase in inventory, which included $(85.7) million of higher non-current leaching inventory, $(16.0) million of higher supplies inventories for our operations and $(19.2) million of finished goods partially offset by $72.6 million of lower inventories in process.

•                  $(123.4) million decrease in accounts payable and accrued liabilities, which included $106.0 million of workers’ participation paid at our Mexican operations and $17.4 million of lower other liabilities.

•                  $87.7 million decrease in other operating assets and liabilities, which included principally $89.0 million of lower prepaid taxes.

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

Net cash used for investing activities:

Six months ended June 30, 2017: Net cash used for investing activities included $497.7 million for capital investments. The capital investments included:

•                  $168.7 million of investments at our Mexican operations:

•                  $12.6 million for the new Buenavista concentrator,

•                  $13.8 million for the new tailing disposal deposit at the Buenavista mine,

•                  $12.6 million for the Quebalix IV project,

•                  $8.6 million for the solutions system improvements of Tinajas,

•                  $6.3 million for new projects infrastructure,

•                  $11.0 million at our IMMSA unit, and

•                  $103.8 million for various other replacement expenditures.

•                  $329.0 million of investments at our Peruvian operations:

•                  $99.8 million for the Toquepala concentrator expansion project,

•                  $33.5 million for the Heavy Mineral Management Optimizing Project in Cuajone,

•                  $14.6 million for the Tailing Thickener replacement project in Cuajone

•                  $15.6 million for the Maintenance shop improvement in Cuajone,

•                  $11.6 million for the relocation of fresh water pipeline in Cuajone , and

•                  $153.9 million for various other replacement expenditures.

The first six months of 2017 investment activities include $11.2 million of net proceeds from short-term investments.

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

Also, investment activities included $505.3 million of net proceeds from short-term investments and a repayment of $36.4 million received from a related party.

Net cash used for financing activities:

Net cash used for financing activities in the six months ended June 30, 2017 was $154.4 million, compared to $115.3 million in the six months ended June 30, 2016. The first six months of 2017 included a dividend distribution of $154.6 million, compared to a distribution of $61.9 million in the same period of 2016. There were no repurchases of our common shares in the first six months of 2017, while in the same period of 2016 we repurchased 2.2 million of our common shares at a cost of $53.7 million.

Dividends:

On May 31, 2017, we paid a dividend of $0.12 per share totaling $92.8 million. On July 20, 2017, our Board of Directors authorized a quarterly dividend of $0.14 per share, expected to total $108.2 million, to be paid on August 23, 2017 to SCC shareholders of record at the close of business on August 9, 2017.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the first six months of 2017. Please see item 7 in Part II of our 2016 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 33) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$804.8	$1.74	$751.6	$1.55	$1,648.6	$1.79	$1,478.5	$1.53
Add:
Selling, general and administrative	22.2	0.05	23.6	0.05	43.6	0.05	49.9	0.05
Sales premiums, net of treatment and refining charges	11.2	0.02	8.7	0.02	16.5	0.02	8.8	0.01
Less:
Workers’ participation	(39.0)	(0.08)	(27.3)	(0.06)	(86.0)	(0.09)	(57.9)	(0.06)
Cost of metal purchased from third parties	(58.3)	(0.13)	(72.3)	(0.15)	(135.7)	(0.15)	(172.2)	(0.18)
Other cost of sales, net	(42.8)	(0.09)	(8.3)	(0.02)	(93.6)	(0.10)	(24.1)	(0.03)
Inventory change	10.0	0.02	19.9	0.04	(5.6)	(0.01)	85.3	0.09
Operating cash cost before by-products revenues	$708.1	$1.53	$695.9	$1.43	$1,387.8	$1.51	$1,368.3	$1.41
Add:
By-product revenues (1)	(240.3)	(0.52)	(236.6)	(0.49)	(507.2)	(0.55)	(418.7)	(0.43)
Net revenue on sale of metal purchased from third parties	(13.9)	(0.03)	(12.7)	(0.02)	(22.9)	(0.03)	(33.9)	(0.04)
Total by-product revenues	(254.2)	(0.55)	(249.3)	(0.51)	(530.1)	(0.58)	(452.6)	(0.47)

Operating cash cost, net of by-product revenues	$453.9	$0.98	$446.6	$0.92	$857.7	$0.93	$915.7	$0.94

Total pounds of copper produced (in millions)	462.3		485.8		919.3		964.0

(1)   By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Molybdenum	$(67.1)	$(0.15)	$(81.3)	$(0.17)	$(160.0)	$(0.17)	$(136.5)	$(0.14)
Silver	(66.8)	(0.14)	(57.3)	(0.12)	(131.8)	(0.14)	(105.7)	(0.11)
Zinc	(55.1)	(0.12)	(43.6)	(0.09)	(114.5)	(0.13)	(79.0)	(0.08)
Sulfuric Acid	(17.7)	(0.04)	(22.2)	(0.05)	(34.1)	(0.04)	(43.5)	(0.05)
Gold and others	(33.6)	(0.07)	(32.2)	(0.06)	(66.8)	(0.07)	(54.0)	(0.05)
Total	$(240.3)	$(0.52)	$(236.6)	$(0.49)	$(507.2)	$(0.55)	$(418.7)	$(0.43)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended June 30, 2017.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Peru:
Peruvian inflation rate	(0.7)%	0.4%	1.2%	1.5%

Initial exchange rate	3.249	3.328	3.360	3.413
Closing exchange rate	3.255	3.292	3.255	3.292
Appreciation/(devaluation)	(0.2)%	1.1%	3.1%	3.6%

Mexico:
Mexican inflation rate	0.3%	(0.7)%	3.2%	0.3%

Initial exchange rate	18.809	17.402	20.664	17.207
Closing exchange rate	17.897	18.911	17.897	18.911
Appreciation/(devaluation)	4.9%	(8.7)%	13.4%	(9.9)%

Change in monetary position:

Assuming an exchange rate variance of 10% at June 30, 2017 we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect on net earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. sol	$4.1
Devaluation of 10% in U.S. dollar vs. sol	$(5.1)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$6.4
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(7.9)

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended June 30, 2017.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2017, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2017, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.              Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.              Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of June 30, 2017, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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
August 2, 2017

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

There have been no material changes to our risk factors during the three months ended June 30, 2017. For additional information on risk factors, refer to “Risk Factors”  included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds:

SCC share repurchase program:

In 2008, the Company’s BOD authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Pursuant to this program, the Company has purchased 119.5 million shares of common stock at a cost of $2.9 billion. These shares are available for general corporate purposes. The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time.

There has not been activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price of SCC common shares at June 30, 2017 was $34.63 and the maximum number of shares that the Company could purchase at that price is 2.4 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of June 30, 2017.

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

10.4

Tax Agreement entered into by the Company and Americas Mining Corporation, effective as of February 20, 2017. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the first quarter of 2017 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2017 and 2016; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017 and

2016; (iii) the Condensed Consolidated Balance Sheet at June 30, 2017 and December 31,2016; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2017 and 2016; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

August 2, 2017
/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

August 2, 2017
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

10.4

Tax Agreement entered into by the Company and Americas Mining Corporation, effective as of February 20, 2017. (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the first quarter of 2017 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2017 and 2016;

(ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iii) the Condensed Consolidated Balance Sheet at June 30, 2017 and December 31, 2016; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2017 and 2016; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.