Form 10-Q
period 2017-09-30
SOUTHERN COPPER CORP/
filed 2017-11-06
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

As of October 27, 2017 there were outstanding 773,028,469 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)

Net sales (including sales to related parties, see Note 7)	$1,676.5	$1,400.7	$4,790.2	$3,980.8
Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	781.5	831.4	2,430.2	2,309.9
Selling, general and administrative	25.0	22.7	68.6	72.5
Depreciation, amortization and depletion	169.3	174.5	493.8	474.3
Exploration	8.1	9.7	18.9	30.4
Environmental remediation	—	—	(10.2)	—
Total operating costs and expenses	983.9	1,038.3	3,001.3	2,887.1

Operating income	692.6	362.4	1,788.9	1,093.7

Interest expense	(90.3)	(91.5)	(285.1)	(270.9)
Capitalized interest	18.7	18.4	49.7	50.8
Other income (expense)	(6.2)	9.6	1.6	14.9
Interest income	1.8	1.8	4.0	6.0
Income before income taxes	616.6	300.7	1,559.1	894.5

Income taxes (including royalty taxes, see Note 4)	220.1	111.2	556.6	305.4
Net income before equity earnings of affiliate	396.5	189.5	1,002.5	589.1
Equity earnings of affiliate, net of income tax	6.3	8.7	16.1	17.4

Net income	402.8	198.2	1,018.6	606.5

Less: Net income attributable to the non-controlling interest	1.0	0.6	2.6	1.9

Net income attributable to SCC	$401.8	$197.6	$1,016.0	$604.6

Per common share amounts attributable to SCC:
Net earnings - basic and diluted	$0.52	$0.26	$1.31	$0.78
Dividends paid	$0.14	$0.05	$0.34	$0.13

Weighted average common shares outstanding - basic and diluted	773.0	773.6	773.0	773.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)
Net income and comprehensive income	$402.8	$198.2	$1,018.6	$606.5
Comprehensive income attributable to the non-controlling interest	1.0	0.6	2.6	1.9
Comprehensive income attributable to SCC	$401.8	$197.6	$1,016.0	$604.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2017	2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$798.5	$546.0
Restricted cash	—	3.6
Short-term investments	30.5	51.3
Accounts receivable trade	830.3	591.9
Accounts receivable other (including related parties 2017 - $76.0 and 2016 - $23.4)	146.5	76.6
Inventories	997.4	1,010.4
Prepaid taxes	122.6	249.4
Other current assets	26.6	36.9
Total current assets	2,952.4	2,566.1

Property and mine development, net	8,928.3	8,766.5
Ore stockpiles on leach pads	940.5	806.9
Intangible assets, net	147.0	154.2
Deferred income tax	773.3	727.3
Equity method investment	95.8	87.5
Other assets	145.1	125.8
Total assets	$13,982.4	$13,234.3

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2017 - $83.1 and 2016 - $62.2)	$565.1	$584.2
Accrued income taxes	118.3	185.1
Accrued workers’ participation	130.7	125.4
Accrued interest	133.1	85.6
Other accrued liabilities	32.6	18.7
Total current liabilities	979.8	999.0

Long-term debt	5,956.3	5,954.2
Deferred income taxes	155.1	162.6
Other liabilities and reserves	35.5	31.1
Asset retirement obligation	225.6	216.5
Total non-current liabilities	6,372.5	6,364.4

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock	8.8	8.8
Additional paid-in capital	3,368.5	3,358.2
Retained earnings	6,211.3	5,455.3
Accumulated other comprehensive income	(2.4)	(2.4)
Treasury stock, at cost, common shares	(2,996.7)	(2,987.6)
Total Southern Copper Corporation stockholders’ equity	6,589.5	5,832.3
Non-controlling interest	40.6	38.6
Total equity	6,630.1	5,870.9

Total liabilities and equity	$13,982.4	$13.234.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)
OPERATING ACTIVITIES
Net income	$402.8	$198.2	$1,018.6	$606.5
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, amortization and depletion	169.3	174.5	493.8	474.3
Equity earnings of affiliate, net of dividends received	(4.3)	(5.3)	(8.3)	(7.5)
(Gain) loss on foreign currency transaction effect	(2.0)	1.6	50.8	(6.5)
Benefit (provision) for deferred income taxes	(20.9)	(77.1)	(61.7)	(130.9)
Other, net	3.6	7.6	11.2	21.4

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(210.1)	(86.5)	(238.3)	(115.0)
Decrease (increase) in inventories	(72.3)	(3.4)	(120.5)	(149.7)
Increase (decrease) in accounts payable and accrued liabilities	113.9	153.1	(9.5)	53.6
Decrease (increase) in other operating assets and liabilities	56.1	(55.6)	143.9	(110.3)
Net cash provided by operating activities	436.1	307.1	1,280.0	635.9

INVESTING ACTIVITIES
Capital investments	(212.7)	(275.6)	(710.4)	(840.5)
Proceeds from sale (purchase) of short-term investments, net	9.6	(2.6)	20.8	502.7
Loan repaid by related parties	—	74.8	—	111.2
Sale of property	(0.1)	1.3	1.0	2.6
Net cash used in investing activities	(203.2)	(202.1)	(688.6)	(224.0)

FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(108.2)	(38.7)	(262.8)	(100.6)
Repurchase of common shares	—	(18.0)	—	(71.7)
Other	(0.2)	—	0.1	0.3
Net cash used in financing activities	(108.4)	(56.7)	(262.7)	(172.0)

Effect of exchange rate changes on cash and cash equivalents	(14.7)	10.7	(76.2)	(2.9)

Increase in cash and cash equivalents	109.8	59.0	252.5	237.0

Cash and cash equivalents, at beginning of period	688.7	452.5	546.0	274.5
Cash and cash equivalents, at end of period	$798.5	$511.5	$798.5	$511.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At September 30, 2017, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company’s Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2017 and the results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. The December 31, 2016 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2016 and notes included in the Company’s 2016 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At September 30,	At December 31,
	2017	2016
Trading securities	$29.5	$49.2
Weighted average interest rate	1.4%	2.2%

Available-for-sale	$1.0	$2.1
Weighted average interest rate	0.70%	0.78%
Total	$30.5	$51.3

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and at September 30, 2017 and December 31, 2016, included corporate bonds and asset and mortgage backed obligations. As of September 30, 2017 and December 31, 2016, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Nine months ended
	September 30,				September 30,
	2017		2016		2017		2016
Trading securities:
Interest earned	$0.2		$0.3		$0.6		$1.0
Unrealized gain (loss) at the end of the period	$0.1		$0.3		$0.1		$0.3

Available-for-sale:
Interest earned	(*	)	(*	)	(*	)	(*	)
Investment redeemed	$0.1		$0.3		$1.1		$0.8

(*) Less than $0.1 million.

NOTE 3 - INVENTORIES:

Inventories were as follows:

(in millions)	At September 30, 2017	At December 31, 2016
Inventory, current:
Metals at average cost:
Finished goods	$46.6	$130.5
Work-in-process	274.0	231.6
Ore stockpiles on leach pads	317.0	310.9
Supplies at average cost:	359.8	337.4
Total current inventory	$997.4	$1,010.4

Inventory, non-current:
Ore stockpiles on leach pads	$940.5	$806.9

During the nine months ended September 30, 2017 and 2016 total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $386.4 million and $329.4 million, respectively. Leaching inventories recognized in cost of sales amounted to $246.7 million and $234.1 million for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the nine months of 2017 and 2016 consisted of (in millions):

	2017	2016
Statutory income tax provision	$473.0	$268.5
Peruvian royalty	0.5	—
Mexican royalty	67.7	29.4
Peruvian special mining tax	15.4	7.5
Total income tax provision	$556.6	$305.4

Effective income tax rate	35.7%	34.1%

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

The Company’s Unrecognized Tax Benefits (UTB) are expected to change in the fourth quarter of 2017. The change is estimated to be $153 million and it is not expected to have a material effect on the Company’s financial statements because most of this change will be offset by corresponding adjustments to deferred tax balances. The UTB change is caused by the filing in early October 2017 of Internal Revenue Service (IRS) Form 3115 (Application for Change in Accounting Method) by the

Company’s parent Americas Mining Corporation. The change is voluntary and is considered an automatic change pursuant to the guidelines published by the IRS.

Peruvian income tax rate: In December 2016, the Peruvian Government enacted income tax law changes to both the income tax and dividend tax rate that became effective on January 1, 2017. The 2016 rates and the new rates are as follows:

Year	Income Tax Rate	Dividend Tax Rate
2016	28.0%	6.8%
2017 and later	29.5%	5%

Peruvian royalty and special mining tax: The mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $15.4 million and $12.2 million of royalty charge in the nine months of 2017 and 2016, respectively, of which $0.5 million was included in income taxes in 2017; no amounts were included in income tax in the nine months of 2016.

The special mining tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each addittoional 5% of operating income until 85% of operating income is reached. The Company has accrued $15.4 million and $7.5 million of special mining tax as part of the income tax provision for the nine months of 2017 and 2016, respectively.

Mexican mining royalty: Mexico has a mining royalty charge of 7.5% on earnings before taxes as defined by Mexican tax regulations and an additional royalty charge of 0.5% over gross income from sales of gold, silver and platinum. The Company has accrued $67.7 million and $29.4 million of royalty taxes as part of the income tax provision for the nine months of 2017 and 2016, respectively.

Accounting for uncertainty in income taxes: In the third quarter and nine months of 2017, there were no changes in the Company’s uncertain tax positions.

NOTE 5 — PROVISIONALLY PRICED SALES:

At September 30, 2017, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the September, 2017 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at September 30, 2017:

	Sales volume (million lbs.)	Priced at (per pound)	Month of settlement
Copper	52.5	$2.94	From October 2017 to December 2017
Molybdenum	10.6	$8.33	From October 2017 to December 2017

The provisional sales price adjustment included in accounts receivable and net sales at September 30, 2017 includes positive adjustments of $0.7 million and $3.9 million for copper and molybdenum, respectively.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 6 - ASSET RETIREMENT OBLIGATION:

The Company maintains an asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation. The accepted value of the Lima office building, for this purpose, is $30.8 million. Through September 2017, the Company has provided guarantees of $26.9 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the Ilo smelter and refinery, and the shops and auxiliary facilities at the three units.

In 2010, the Company announced to the Mexican federal environmental authorities its closure plans for the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation with a budget of $66.2 million, which has been spent through September 30, 2017. Plant demolition and construction of a confinement area at the south of the property were completed in 2012. In accordance with remediation goals previously approved by environmental authorities, soil remediation and on-site encapsulation on a second confinement area of impacted soils have been completed. Confirmation sampling was successfully completed. On September 2, 2016, the environmental authorities approved the conclusion of the remediation effort for San Luis Potosi. The Company continues studying the possibilities for this property in order to decide whether to sell or develop the property. The overall cost recognized for mining closure in Mexico includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities. In 2016, the Company added $9.5 million related to the Quebalix IV closure plan, a project that is part of the Buenavista expansion.

The following table summarizes the asset retirement obligation activity for the nine months ended September 30, 2017 and 2016 (in millions):

	2017	2016
Balance as of January 1	$216.5	$190.9
Changes in estimates	—	—
Payments	(0.3)	(1.7)
Accretion expense	9.4	21.2
Balance as of September 30,	$225.6	$210.4

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

Receivable and payable balances with related parties are shown below (in millions):

	At September 30, 2017	At December 31, 2016
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$38.5	$5.5
Mexico Generadora de Energia S. de R.L. (“MGE”)	31.6	10.2
Grupo Mexico	2.8	4.5
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	1.4	1.3
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	1.2	1.5
Operadora de Generadoras de Energia Mexico S.A. de C.V.	—	0.1
Related to the controlling group:
Operadora de Cinemas S.A. de C.V.	0.3	0.2
Boutique Bowling de Mexico S.A. de C.V.	0.2	0.1
	$76.0	$23.4

	At September 30, 2017	At December 31, 2016
Related parties payable:
Grupo Mexico and affiliates:
MGE	$44.5	$13.9
Asarco LLC	23.5	36.3
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	9.1	7.8
Ferrocarril Mexicano S.A. de C.V.	4.1	3.0
Grupo Mexico	0.7	0.1
Eolica El Retiro, S.A.P.I. de C.V.	0.1	0.1
Related to the controlling group:
Boutique Bowling de Mexico S.A. de C.V.	0.4	0.2
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	0.1	0.1
Operadora de Cinemas S.A. de C.V.	0.6	0.4
Related to SCC executive officers:
Breaker S.A. de C.V. and affiliates (“Breaker”)	—	0.3
	$83.1	$62.2

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

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the nine months ended September 30, 2017 and 2016 (in millions):

	2017	2016
Purchase activity
Asarco LLC	$29.6	$26.9
Eolica El Retiro, S.A.P.I. de C.V.	2.4	0.8
Ferrocarril Mexicano S.A de C.V.	34.2	33.9
Grupo Mexico	10.5	15.0
MGE	168.5	171.3
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	92.8	47.1
Total purchases	$338.0	$295.0

Sales activity
Asarco LLC	$94.1	$37.0
Compania Perforadora Mexico S.A.P.I. de C.V and affiliates	0.2	0.5
Grupo Mexico	0.1	0.6
MGE	77.8	72.6
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	—	0.3
Total sales	$172.2	$111.0

In the nine month period of 2017, the Company made donations of $1.9 million to Fundacion Grupo Mexico, an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations.

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

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants. That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%. In the first quarter of 2012, Controladora de Infraestructura Energetica Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence of this change in control, MGE became an indirect subsidiary of Grupo Mexico. Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt. The remaining balance was restructured as subordinated debt of MGE. In the third quarter of 2016, MGE repaid the outstanding balance of the debt. Related to this loan, the Company recorded interest income of $4.2 million in the nine months ended September 30, 2016.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE completed construction of its first power plant in June 2013 and the second plant, in the second quarter of 2014. These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts. The first plant began supplying power to the Company in December 2013, and the second plant began to supply power in June 2015. MGE is supplying 14% of its power output to third-party energy users.

On August 4, 2014, Mexico Generadora de Energia Eolica S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm that has 37 wind turbines. This company started operations in January 2014 and started to sell power to IMMSA and other subsidiaries of Grupo Mexico in the third quarter of 2014. Eolica el Retiro is supplying approximately 27% of its power output to IMMSA.

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

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the nine months ended September 30, 2017 and 2016 (in millions):

	2017	2016
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.2	$0.3
Mextransport	0.4	1.5
Operadora de Cinemas S.A. de C.V.	0.1	0.5
Total purchases	$0.7	$2.3

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.2	$0.2
Mextransport	0.3	0.4
Operadora de Cinemas S.A. de C.V.	0.1	0.1
Total sales	$0.6	$0.7

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

MexTransport provides aviation services to the Company’s Mexican operations. In addition, the Company received fees for building rental provided to Mextransport. This is a company controlled by the Larrea family.

In addition, the Company received fees for building rental and maintenance provided to Boutique Bowling de Mexico S.A. de C.V., and Operadora de Cinemas S.A. de C.V.

Companies with relationships to SCC executive officers:

The following table summarizes the purchase activities with companies with relationships to SCC executive officers in the nine months ended September 30, 2017 and 2016 (in millions):

	2017	2016
Breaker	$—	$0.5
Higher Technology S.A.C.	—	1.0
Pigoba S.A. de C.V.	—	0.1
Servicios y Fabricaciones Mecanicas S.A.C.	0.2	0.4
Total purchases	$0.2	$2.0

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

The components of net periodic benefit costs for the nine months ended September 30, 2017 and 2016 are as follows (in millions):

	2017	2016
Service cost	$0.6	$0.6
Interest cost	1.1	0.7
Expected return on plan assets	(2.3)	(1.8)
Amortization of prior service cost (credit)	0.1	0.1
Amortization of net loss	0.2	0.2
Net periodic benefit costs	$(0.3)	$(0.2)

(*) amount is lower than $0.1 million

Post-retirement Health care plans:

United States: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits”.

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the nine months ended September 30, 2017 and 2016 are as follows (in millions):

	2017		2016
Interest cost	$0.7		$0.4
Amortization of net loss (gain)	(0.1)		(0.3)
Amortization of prior service cost (credit)	(*	)	(*	)
Net periodic benefit cost	$0.6		$0.1

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

Environmental capital investments in the nine months ended September 30, 2017 and 2016 were as follows (in millions):

	2017	2016
Peruvian operations	$60.5	$58.7
Mexican operations	95.1	101.2
	$155.6	$159.9

Peruvian operations: The Company’s operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through the Ministry of Environment (“MINAM”) conducts annual audits of the Company’s Peruvian mining and metallurgical operations. Through these environmental audits, matters related to environmental obligation, compliance with legal requirements, atmospheric emissions, effluent monitoring and waste management are reviewed. The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations. Peruvian law requires that companies in the mining industry provide assurances for future mine closure and remediation. In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM. See Note 6 “Asset retirement obligation,” for further discussion of this matter. In accordance with the requirements of the law, in 2015 the Company submitted the closure plans for the Tia Maria project and for the Toquepala expansion. The process of review and approval of closure plans usually takes several months. In March 2016, MINEM approved the Mining Closure Plan for the Toquepala expansion project. The closure plan for the Tia Maria project was approved in February 2017. The Company, however, has not recorded a retirement obligation for the project as the construction permit has not been received, and work on the project is on hold. The Company believes that under these circumstances the recording of a retirement obligation is not appropriate.

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

In 2013, the Peruvian government enacted soil environmental quality standards (“SQS”) applicable to any existing facility or project that generates or could generate the risk of soil contamination in its area of operation or influence. In March 2014, MINAM issued a supreme decree, which establishes additional provisions for the gradual implementation of SQS. Under this rule the Company had twelve months to identify contaminated sites in and around its facilities and present a report of identified contaminated sites. These documents were submitted to MINEM for approval in April 2015. After MINEM’s review, the documents for the Company’s operations were fully approved in July 2017. The next step is for the Company to prepare a characterization study to determine the depth, extent and physio-chemical composition of the contaminated areas and define an appropriate remediation plan and the time-frame for completion. In addition, the Company must submit for approval a Soil Decontamination Plan (SDP) within 30 months after being notified by the authority. This SDP must include remediation actions, a schedule and compliance deadlines. Also under this rule, if deemed necessary and given reasonable justification, the Company may request a one year extension for the decontamination plan.

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

While the Company believes that there is a reasonable possibility that a potential loss contingency may exist, it cannot currently estimate the amount of the contingency. The Company believes that a reasonable determination of the loss will be possible once the characterization study and the SDP are substantially completed, which is expected for the first quarter of 2020. At that time the Company will be in a position to estimate the remediation cost. Further, the Company does not believe that it can estimate a reasonable range of possible costs until the noted studies have substantially progressed and therefore is not be able to disclose a range of costs that is meaningful.

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

The National Water Commission, the Federal Commission for the Protection of Sanitary Risk and PROFEPA initiated administrative proceedings regarding the spill to determine possible environmental and health damages. On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for the environmental damages. The Company is vigorously defending itself against this complaint. As of September 30, 2017, the case remains in the procedural stages and is pending resolution.

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

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Two of the collective action lawsuits have been dismissed by the court. The plaintiffs in the four remaining lawsuits are: Acciones Colectivas de Sinaloa, A.C. which established two collective actions; Defensa Colectiva A.C.; and Ana Luisa Salazar Medina et al. which has been granted a collective action certification. The remaining plaintiffs have requested cautionary measures on the construction of facilities for the monitoring of public health services and the prohibition of the closure of the Río Sonora Trust. As of September 30, 2017, these cases remain pending resolution.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-two additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Domínguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; and Juan Pedro Montaño et al. As of September 30, 2017, these cases remain pending resolution.

During 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al which established two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. During the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. During the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. As of September 30, 2017, these cases remain pending resolution.

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

Related to the “Virgen Maria” mining concessions, in August 2009, a lawsuit was filed against SCC’s Branch by the former stockholders of Exploraciones de Concesiones Metalicas S.A.C. (“Excomet”). The plaintiffs allege that the acquisition of Excomet’s shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch. In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders’ meeting. Excomet was at the time owner of the “Virgen Maria” mining concession. In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations. On appeal by the plaintiffs, the Superior Court reversed the lower court’s decision and remanded it to the lower court for further proceedings. In August 2015, the lower court dismissed the case on the grounds that the plaintiffs had not proven the alleged unfairness of the negotiations. The plaintiffs appealed this resolution before the Superior Court. In September 2016, the Superior Court confirmed the lower court’s resolution and the plaintiffs filed an extraordinary appeal in order to have the case reviewed by the Supreme Court. As of September 30, 2017, the case remains pending resolution without further developments.

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

The del Carpio Lazio case was rejected by the court of first instance on November 14, 2016. The plaintiff filed an appeal before the Superior Court on January 3, 2017. As of September 30, 2017, the case remains pending resolution without further developments.

The Mendoza Padilla case was rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. As of September 30, 2017, the case remains pending resolution without further developments.

The Guillen Lopez case is currently before the lower court. As of September 30, 2017, the case remains pending resolution without further developments.

On October 3, 2016 the lower court ruled that the Hatamare Hual case had expired and declared the case concluded. The plaintiff has not filed an appeal before the Superior Court. On November 16, 2016, the Company´s Peruvian Branch requested for the case to be closed. The case was closed on February 3, 2017.

In the Belfiore Nicolini case, the court ruled partially in favor of the plaintiff. However, the Company filed an appeal to challenge said decision. As of September 30, 2017, the case remains pending resolution without further developments.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams with proper governmental authorization, since 1995. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of September 30, 2017, the case remains pending resolution without further developments. The amount of this contingency cannot be reasonably estimated by management at this time.

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

Labor matters:

Peruvian operations: 70% of the Company’s 4,585 Peruvian employees were unionized at September 30, 2017. Currently, there are five separate unions, one large union and four smaller unions. In the first quarter of 2016, the Company signed three-year agreements with all five unions. These agreements include, among other things, annual salary increases of 5% for each of the three years.

In April 2017, the unified labor union of SPCC workers and one of Toquepala’s unions began a strike, demanding a review of certain health and profit sharing benefits. The strike ended after 12 days. The Company estimates a loss of approximately 1,400 tons of copper production. In July 2017, the same unions began an illegal strike that ended after five days.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

However, the workers of the San Martin and Taxco mines, are still under the National Mining Union and have been on strike since July 2007. On December 10, 2009, a federal court confirmed the legality of the San Martin strike. In order to recover the control of the San Martin mine and resume operations, the Company filed a court petition on January 27, 2011 requesting that the court, among other things, define the termination payment for each unionized worker. The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition. On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition. In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court. On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal. The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker. A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin. As of September 30, 2017, the case remains pending resolution without further developments.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers at the mine (including termination of the related collective bargaining agreement). On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. The mining union appealed the labor court ruling before a federal court. In September 2011, the federal court accepted the union’s appeal and remanded the case to the federal labor court for reconsideration. After several legal proceedings on January 25, 2013, the Company filed a new proceeding before the labor court. On June 16, 2014, the labor court denied the petition of the Company. The resolution issued by the labor court was challenged by the Company before a federal court. In August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of September 30, 2017, the case remains pending resolution without further developments.

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

Other commitments:

Peruvian Operations

Tia Maria:

On August 1, 2014, the Company received the final approval of Tia Maria´s Environmental Impact Assessment (“EIA”). However, the issuance of the project´s construction permit has been delayed due to pressures from anti-mining groups. The Company continues working with community groups in order to resolve open issues concerning the project. The Company is also working jointly with the Peruvian Government to obtain the construction license for this 120,000 tons of SX-EW copper per year greenfield project. The Company expects the license to be issued in the first quarter 2018.

Tia Maria´s project budget is approximately $1.4 billion, of which $350.3 million has been invested through September 30, 2017. When completed, it is expected to produce 120,000 tons of copper cathodes per year. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and consequently, no emissions are released into the atmosphere. The project will only use seawater, transporting this more than 25 kilometers to 1,000 meters above sea level, and includes a desalinization plant which will be constructed at a cost of $95 million. Consequently, the Tambo river water resources and the water resources from the wells in the area will be used solely for farming and human consumption.

The Company expects the project to generate 3,500 jobs during the construction phase. When in operation, Tia Maria will directly employ 600 workers and indirectly provide jobs to another 2,000. Through its expected twenty-year life, the project related services will create significant business opportunities in the Arequipa region.

In view of the delay in this project, the Company continues to review the carrying value of this asset to ascertain whether impairment exists. Should the Tia Maria project not move forward, the Company is confident that most of the project equipment will continue to be used productively, through reassignment to other mine locations operated by the Company. The Company believes that an impairment loss, if any, will not be material.

Toquepala Concentrator Expansion:

In April 2015, the construction permit for the Toquepala expansion project was approved by the MINEM. The project budget is $1.2 billion, of which $743.5 million has been expended through September 30, 2017. When completed, this expansion project is expected to increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum. The project has reached 80% progress and is expected to be completed by the second quarter 2018.

Corporate Social Responsibility:

The Company has a corporate social responsibility policy to maintain and promote continuity of its mining operations and obtain the best results. The main objective of this policy is to integrate its operations with the local communities in the areas of influence of its operations by creating a permanent positive relationship with them, in order to develop the optimum social conditions and to promote sustainable development in the area. Accordingly, the Company has made the following commitments:

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

These commitments are subject to the continuity of the respective mine operations and, as such, are not considered to be present obligations of the Company. Therefore, the Company has not recorded a liability in its condensed consolidated financial statements.

Peruvian operations

Power purchase agreements:

•                  Electroperu S.A.: In June 2014, the Company signed a power purchase agreement for 120 megawatt (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. will supply energy for the Peruvian operations for twenty years starting on April 17, 2017 and ending on April 30, 2037.

•                  Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company signed a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa will supply energy for the Peruvian operations related to the Toquepala Expansion and other minor projects for ten years starting on May 1, 2017 and ending after ten years of commercial operation of the Toquepala Expansion or on April 30, 2029; whichever happens first. On August 16, 2017, Kallpa merged with Cerro del Aguila S.A. (another power generating company owned by the same economic group); the name of the merged entity is still Kallpa Generacion S.A. and both power purchase agreements signed with Kallpa have not been affected by the noted merger.

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

Corporate operations

Commitment for Capital projects:

As of September 30, 2017, the Company has committed approximately $775.8 million for the development of its capital investment projects at its operations.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended September 30, 2017
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,023.3	$87.5	$565.7	—	$1,676.5
Intersegment sales		16.0		$(16.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	373.6	73.8	350.6	(16.5)	781.5
Selling, general and administrative	15.3	1.5	8.9	(0.7)	25.0
Depreciation, amortization and depletion	97.1	13.1	55.1	4.0	169.3
Exploration	0.7	1.9	4.9	0.6	8.1
Operating income	$536.6	$13.2	$146.2	$(3.4)	692.6
Less:
Interest, net					(69.8)
Other income (expense)					(6.2)
Income taxes					(220.1)
Equity earnings of affiliate					6.3
Non-controlling interest					(1.0)
Net income attributable to SCC					$401.8

Capital investment	$71.6	$12.8	$127.2	$1.1	$212.7
Property and mine development, net	$5,109.2	$374.1	$3,198.7	$246.3	$8,928.3
Total assets	$8,466.8	$887.2	$4,613.5	$14.9	$13,982.4

	Three Months Ended September 30, 2016
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$865.0	$94.9	$440.8	—	$1,400.7
Intersegment sales		19.0		$(19.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	462.6	73.8	341.8	(46.8)	831.4
Selling, general and administrative	11.3	2.1	9.0	0.3	22.7
Depreciation, amortization and depletion	94.5	15.8	54.0	10.2	174.5
Exploration	2.5	1.7	2.1	3.4	9.7
Operating income	$294.1	$20.5	$33.9	$13.9	362.4
Less:
Interest, net					(71.3)
Other income (expense)					9.6
Income taxes					(111.2)
Equity earnings of affiliate					8.7
Non-controlling interest					(0.6)
Net income attributable to SCC					$197.6

Capital investment	$112.8	$8.7	$151.8	$2.3	$275.6
Property and mine development, net	$5,094.2	$448.6	$2,796.6	$242.0	$8,581.4
Total assets	$8,052.2	$800.3	$4,262.4	$(51.9)	$13,063.0

	Nine Months Ended September 30, 2017
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$2,875.3	$305.0	$1,609.9	—	$4,790.2
Intersegment sales		54.1		$(54.1)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,230.0	248.2	1,009.8	(57.8)	2,430.2
Selling, general and administrative	36.4	5.7	26.4	0.1	68.6
Depreciation, amortization and depletion	295.7	39.0	147.5	11.6	493.8
Exploration	1.9	3.5	9.2	4.3	18.9
Environmental remediation	(10.2)	—	—	—	(10.2)
Operating income	$1,321.5	$62.7	$417.0	$(12.3)	1,788.9
Less:
Interest, net					(231.4)
Other income (expense)					1.6
Income taxes					(556.6)
Equity earnings of affiliate					16.1
Non-controlling interest					(2.6)
Net income attributable to SCC					$1,016.0

Capital investment	$217.7	$25.8	$464.0	$2.9	$710.4
Property and mine development, net	$5,109.2	$374.1	$3,198.7	$246.3	$8,928.3
Total assets	$8,466.8	$887.2	$4,613.5	$14.9	$13,982.4

	Nine Months Ended September 30, 2016
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$2,422.5	$247.5	$1,310.8	—	$3,980.8
Intersegment sales		53.5		$(53.5)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,288.8	215.8	958.0	(152.7)	2,309.9
Selling, general and administrative	37.5	5.4	28.6	1.0	72.5
Depreciation, amortization and depletion	267.0	39.6	162.3	5.4	474.3
Exploration	5.5	4.7	9.7	10.5	30.4
Operating income	$823.7	$35.5	$152.2	$82.3	1,093.7
Less:
Interest, net					(214.1)
Other income (expense)					14.9
Income taxes					(305.4)
Equity earnings of affiliate					17.4
Non-controlling interest					(1.9)
Net income attributable to SCC					$604.6

Capital investment	$379.7	$26.2	$432.2	$2.4	$840.5
Property and mine development, net	$5,094.2	$448.6	$2,796.6	$242.0	$8,581.4
Total assets	$8,052.2	$800.3	$4,262.4	$(51.9)	$13,063.0

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the nine-month period ended September 30, 2017 and 2016 is as follows (in millions):

	2017	2016
Southern Copper common shares
Balance as of January 1,	$2,769.0	$2,697.6
Purchase of shares	—	71.7
Used for corporate purposes	(0.3)	(0.3)
Balance as of September 30,	2,768.7	2,769.0

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	218.6	211.3
Other activity, including dividend, interest and foreign currency transaction effect	9.4	6.7
Balance as of September 30,	228.0	218.0

Treasury stock balance as of September 30,	$2,996.7	$2,987.0

The following table summarizes share distributions in the nine months of 2017 and 2016:

	2017	2016
Southern Copper common shares
Directors’ Stock Award Plan	12,000	12,000

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	0.3	0.9

Southern Copper Common Shares:

At September 30, 2017 and 2016, there were in treasury 111,567,617 and 110,579,617 SCC’s common shares, respectively.

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

There has not been activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price of SCC common shares at September 30, 2017 was $39.76 and the maximum number of shares that the Company could purchase at that price is 2.1 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of September 30, 2017.

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

The activity of the plan in the three-month period ended September 30, 2017 and 2016 was as follows:

	2017	2016
Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(334,800)	(322,800)
Granted in the period	(12,000)	(12,000)
Total shares granted at September 30,	(346,800)	(334,800)

Remaining shares reserved	253.200	265,200

Parent Company common shares:

At September 30, 2017 and 2016 there were in treasury 110,941,769 and 115,781,665 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the nine months 2017 and 2016 and the unrecognized compensation expense under this plan were as follows (in millions):

	2017	2016
Stock based compensation expense	$0.4	$0.4
Unrecognized compensation expense	$0.4	$1.2

The unrecognized compensation expense under this plan is expected to be recognized over the remaining one year and three month period.

The following table presents the activity of this plan for the nine months ended September 30, 2017 and 2016:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2017	1,401,096	$2.05
Granted	—	—
Exercised	(7,433)	2.05
Forfeited	—	—
Outstanding shares at September 30, 2017	1,393,663	$2.05

Outstanding shares at January 1, 2016	2,227,582	$2.05
Granted	—	—
Exercised	(740,601)	2.05
Forfeited	—	—
Outstanding shares at September 30, 2016	1,486,981	$2.05

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

The stock based compensation expense for the nine months of 2017 and 2016 and the unrecognized compensation expense under this plan were as follows (in millions):

	2017	2016
Stock based compensation expense	$0.4	$0.4
Unrecognized compensation expense	$3.4	$4.0

The following table presents the activity of this plan for the nine months ended September 30, 2017 and 2016:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2017	2,540,223	$2.63
Granted	—	—
Exercised	(248,992)	2.63
Forfeited	—	—
Outstanding shares at September 30, 2017	2,291,231	$2.63

Outstanding shares at January 1, 2016	2,656,386	$2.63
Granted	—	—
Exercised	(103,852)	2.63
Forfeited	—	—
Outstanding shares at September 30, 2016	2,552,534	$2.63

Non-controlling interest:

The following table presents the non-controlling interest activity for the nine months ended September 30, 2017 and 2016:

	2017	2016
Balance as of January 1,	$38.6	$36.3
Net earnings	2.6	1.9
Dividend paid	(0.6)	—
Balance as of September 30,	$40.6	$38.2

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of September 30, 2017 and December 31, 2016 (in millions):

	At September 30, 2017		At December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt	$5,956.3	$6,970.8	$5,954.2	$6,212.0

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of September 30, 2017 and December 31, 2016 (in millions):

Fair Value at Measurement Date Using:

Description	Fair Value as of September 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$29.5	$29.5	$—	$—
- Available-for-sale debt securities:
Corporate bonds	0.1	—	0.1	—
Asset backed securities	0.5	—	0.5	—
Mortgage backed securities	0.4	—	0.4	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	154.2	154.2	—	—
Molybdenum	88.1	88.1	—	—
Total	$272.8	$271.8	$1.0	$—

Fair Value at Measurement Date Using:

Description	Fair Value as of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$49.2	$49.2	—	$—
- Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	—	—	—	—
Mortgage backed securities	2.1	—	$2.1	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	203.8	203.8	—	—
Molybdenum	54.0	54.0	—	—
Total	$309.1	$307.0	$2.1	$—

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

IMPACT OF NEW ACCOUNTING STANDARDS

During the third quarter of 2017, the FASB issued the following new accounting updates to the Codification:

ASU 2017-11:  In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share” (Topic 260-9), “Distinguishing Liabilities from Equity” (Topic 480), “Derivatives and Hedging (Topic 815).  The FASB undertook this project to address narrow issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liability and equity. Part l of the update addresses the complexity of accounting for certain financial instruments with down round features. This update does not have any effect on the Company financial statements.

Part ll of this Update addresses the difficulty of navigating Topic 480, distinguishing Liabilities from Equity, because of the extensive pending content in the Codification. The FASB believes this update will improve the readability of the Codification and reduce its complexity.The amendments in Part ll of the Update do not require any transition guidance because the amendments do not have an accounting effect.

ASU 2017-12:  In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging” (Topic 815).  The amendments in this update apply to all entities that use hedge accounting in accordance with current GAAP.  The FASB has issued this amendment to address stakeholder concerns by improving the financial reporting of hedging relationships to better portray the economic results of an entities risk management activities in its financial statements.

The amendments in this update are effective for the Company in fiscal years beginning after December 15, 2018.  As the Company´s hedging activity has been limited in recent years, the adoption of this update should not have a significant impact on the Company´s financial results.

NOTE 14 — SUBSEQUENT EVENTS:

Dividends:

On October 19, 2017, the Board of Directors authorized a dividend of $0.25 per share payable on November 22, 2017 to shareholders of record at the close of business on November 8, 2017.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, some of the following:

•                  Changes in copper, molybdenum, silver and zinc prices: In the nine-month period of 2017, the average LME and COMEX copper prices were $2.70 per pound and $2.71 per pound, about 26.2% and 27.2% higher than in the same period of 2016, respectively. During the nine months of 2017 per pound LME spot copper prices ranged from $2.48 to $3.13. Average molybdenum, silver and zinc prices in the nine months of 2017 increased 24.5%, 0.3% and 43.2%, respectively, when compared to the average prices in the nine months of 2016.

•                  Sales structure: In the nine months of 2017, approximately 82% of our revenue came from the sale of copper, 5% from molybdenum, 5% from silver, 5% from zinc and 3% from various other products, including gold, sulfuric acid and other materials.

•                  Copper: During the last quarter, the LME copper price has increased significantly, from an average of $2.57 per pound in the second quarter of 2017 to $2.88 per pound in the third quarter of 2017. We believe this price improvement is the result of the synchronized economic growth recovery, particularly in the capital goods industries.

The latest Chinese data indicates a strong growth in this country. According to China’s Central Bank governor, this country is heading towards a 7% GDP growth for the second half of the year. This compares to a prior market expectation of 6.7%. As China is the world’s largest copper consumer with over 45% of the demand, a higher Chinese GDP growth expectation is good news for our industry. As previously reported, for 2017, we expect refined copper demand to grow about 2.0%.

Regarding supply increases, we expect a weak response as a result of the consistent decline in investments that several companies have had in recent years. In addition to this, labor unrest, excess government taxation and technical difficulties are affecting production. As a result of these factors, we expect a copper market deficit after 2018, giving strong support for prices.

•                  Silver: Represented 4.2% of our sales in the third quarter of 2017. We believe that silver prices will have support due to its industrial uses as well as its linkage to gold as a value shelter in times of economic uncertainty.

•                  Molybdenum: Represented 5.4% of our sales in the third quarter of 2017. During the third quarter of 2017, the molybdenum price improved its level by 0.6% when compared to the second quarter of 2017.

Molybdenum is mainly used for the production of special alloys of stainless steel that require significant hardness, corrosion and heat resistance. A new use for this metal is in lubricants and sulfur filtering of heavy oils and shale gas production.

•                  Zinc: Represented 3.6% of our sales in the third quarter of 2017. Zinc prices have increased by 43.2% when comparing the first nine months of the year with the same period of 2016. These significant price increments are reflecting the good long term fundamentals of this metal due to its significant industrial consumption and expected mine production shutdowns.  It is important to note that in the first nine months of 2017 zinc inventories have consistently decreased, improving this market’s fundamentals.

•                  Production: For 2017, we have adjusted our production forecast level from 900,000 to 885,000 tons of copper. For 2018, we will initiate production at the new Toquepala concentrator and expect to be able to produce 980,000 tons of copper, continuing our aggressive organic growth program.

We also expect to produce 16.1 million ounces of silver, in line with 2016 production of 16.2 million ounces. For zinc production, in 2017, we expect to produce 75,400 tons from our mines, up from 2016’s production, of 73,984 tons. Additionally, we expect to produce 21,200 tons of molybdenum, in line with last year’s production of 21,736 tons.

•            Cost: Our operating costs and expenses for the nine months of 2017 and 2016 were as follows:

			Variance
	2017	2016	Value	%
Operating costs and expenses ($ in millions)	$3,001.3	$2,887.1	$114.2	4.0%

The increase was mainly due to higher cost of sales in our Peruvian operations and our IMMSA segment, as well as higher depreciation, amortization and depletion at our Mexican open-pit operations, partially offset by lower cost of sales at our Mexican open-pit operations, lower exploration expenses and a $10.2 million credit related to a previously accrued environmental remediation cost at our Mexican operations which was reversed in the first quarter of 2017.

•            Capital Investments: In the nine months of 2017 we spent $710.4 million on capital investments, 15.5% lower than in the same period of 2016, and represented 69.9% of net income. The year 2017 is the starting point of a new strategic plan: we will increase copper production capacity to exceed the one million ton milestone by mid-2018, and by 2023 we expect to reach 1.5 million tons of copper.

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

Earnings: The table below highlights key financial and operational data of our Company for the three and nine months ended September 30, 2017 and 2016 (in millions, except copper price, percentages and per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Copper price LME	2.88	2.17	0.71	32.7%	2.70	2.14	0.56	26.2%
Pounds of copper sold	488.2	505.2	(17.0)	(3.4)%	1,468.8	1,460.0	8.8	0.6%

Net sales	$1,676.5	$1,400.7	$275.8	19.7%	$4,790.2	$3,980.8	$809.4	20.3%
Operating income	$692.6	$362.4	$330.2	91.1%	$1,788.9	$1,093.7	$695.2	63.6%
Net income attributable to SCC	$401.8	$197.6	$204.2	103.3%	$1,016.0	$604.6	$411.4	68.0%
Earnings per share	$0.52	$0.26	$0.26	100.0%	$1.31	$0.78	$0.53	67.9%
Dividends per share	$0.14	$0.05	$0.09	180.0%	$0.34	$0.13	$0.21	161.5%

Net sales in the nine months of 2017 were higher than in the same period of 2016 by $809.4 million. This increase was mainly the result of higher metal prices and slightly higher sales volumes of copper (+0.6%) and silver (+1.7%), partially offset by lower sales volumes of zinc (-4.2%) and molybdenum (-1.7%).

Net income in the nine months of 2017 was higher than in the same period of 2016 by $411.4 million. This increase was principally due to higher sales.

Production: The table below highlights our mine production data for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,				Nine months ended September 30,
			Variance				Variance
	2017	2016	Volume	%	2017	2016	Volume	%
Copper (in million pounds)	488.5	495.8	(7.3)	(1.5)%	1,435.1	1,482.3	(47.2)	(3.2)%
Molybdenum (in million pounds)	11.9	12.3	(0.4)	(3.4)%	35.4	36.3	(0.9)	(2.4)%
Silver (in million ounces)	4.2	4.0	0.2	4.2%	12.2	12.1	0.1	0.4%
Zinc (in million pounds)	40.5	41.6	(1.1)	(2.5)%	120.8	125.4	(4.6)	(3.7)%

The table below highlights our copper production data for the three and nine months ended September 30, 2017 and 2016 (in million pounds):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
	2017	2016	Volume	%	2017	2016	Volume	%

Toquepala	82.6	73.4	9.2	12.4%	239.2	229.4	9.8	4.3%
Cuajone	87.8	94.0	(6.2)	(6.6)%	253.6	281.4	(27.8)	(9.9)%
La Caridad	73.5	73.8	(0.3)	(0.4)%	220.9	221.2	(0.3)	(0.1)%
Buenavista	241.4	251.1	(9.7)	(3.9)%	711.7	739.5	(27.8)	(3.8)%
IMMSA	3.2	3.5	(0.3)	(8.4)%	9.7	10.8	(1.1)	(10.3)%
Total	488.5	495.8	(7.3)	(1.5)%	1,435.1	1,482.3	(47.2)	(3.2)%

Third quarter: Mined copper production in the third quarter of 2017 decreased by 1.5% to 488.5 million pounds compared to 495.8 million pounds in the third quarter of 2016. This decrease was due to:

•                  Lower production at the Cuajone mine due to a decrease in ore grades and higher ore hardness index, which caused lower recoveries.

•                  Lower production at our Mexican mines principally due to lower SX-EW production at the Buenavista mine as a result of lower PLS processed and lower copper content.

•                  The decrease in production was partially offset by higher production at the Toquepala mine due to higher ore grades and recoveries.

Molybdenum production decreased 3.4% in the third quarter of 2017 to 11.9 million pounds, compared to 12.3 million pounds in the third quarter of 2016 due to lower production at the Toquepala and La Caridad mines as a result of lower ore grades.

Silver mine production increased by 4.2% in the third quarter of 2017 as a result of higher production at our open-pit mines in Mexico and Peru. This was offset by lower production at our IMMSA mines.

Zinc production decreased 2.5% in the third quarter of 2017, due to lower mineral processed at Santa Eulalia mine and Santa Barbara mine.

Nine months: Copper mine production in the nine months of 2017 decreased 3.2% to 1,435.1 million pounds from 1,482.3 million pounds in the same period of 2016. This decrease was due to:

•                  Lower production at the Cuajone mine due to lower ore grades and recoveries.

•                  Lower production at our Mexican mines, principally lower SX-EW production at the Buenavista mine due to lower PLS processed with a lower copper content.

•                  The decrease in production was partially offset by higher production at the Toquepala mine due to higher ore grades and recoveries.

Molybdenum production decreased 2.4% in the nine months of 2017 compared to the same period of 2016, principally due to lower production at our Peruvian operations as a result of lower grades and recoveries. This decrease was partially offset by the additional production from the Buenavista molybdenum plant at the second concentrator which started production in July 2016.

Silver mine production increased 0.4% in the nine months of 2017 as result of higher production at our open-pit mines in Mexico and Peru. This was offset by lower production at our IMMSA mines, principally at Santa Barbara mine.

Zinc production decreased 3.7% in the nine months of 2017 principally due to lower production at our Santa Eulalia and Santa Barbara mines due to lower mineral milled and lower grades.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 47. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three and nine months ended September 30, 2017 and 2016.

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
	2017	2016	Value	%	2017	2016	Value	%
Total operating cash cost before by-product revenues	$684.5	$692.2	$(7.7)	(1.1)%	$2,077.2	$2,064.5	$12.7	0.6%
Total by-product revenues	$(257.3)	$(253.2)	$(4.1)	1.6%	$(787.4)	$(705.8)	$(81.6)	11.6%
Total operating cash cost net of by-product revenues	$427.2	$439.0	$(11.8)	(2.7)%	$1,289.8	$1,358.7	$(68.9)	(5.1)%

Total pounds of copper produced (2)	473.8	476.8	(3.0)	(0.6)%	1,393.0	1,440.8	(47.8)	(3.3)%

Operating cash cost per pound before by-product revenues	$1.45	$1.45	—	—	$1.49	$1.43	$0.06	4.2%
By-products per pound revenues	$(0.55)	$(0.53)	$(0.02)	3.8%	$(0.56)	$(0.49)	$(0.07)	14.3%
Operating cash cost per pound net of by-product revenues	$0.90	$0.92	$(0.02)	(2.2)%	$0.93	$0.94	$(0.01)	(1.1)%

(1)   These are non-GAAP measures. Please see page 47 for reconciliation to GAAP measure.

(2)   Net of metallurgical losses.

As seen on the table above, our cash cost per pound before by-product revenues was $1.45 in the third quarter of 2017 and 2016. However, our per pound cash cost, when calculated net of by-product revenues, was $0.90 in the third quarter of 2017, two cents lower than in the same period of 2016. This was the result of higher prices for our major by-products.

Our cash cost per pound before by-product revenues in the nine months of 2017 was $1.49, 4.2% higher than in the same period of 2016. This increase in operating cash cost was the result of the unit cost effect of 3.3% lower production, higher treatment and refining charges and higher production costs, due to higher diesel and natural gas costs, partially reduced by lower costs per pound from selling, general and administrative expenses. However, our per pound cash cost for the nine months ended September 30, 2017, when calculated net of by-product revenues was slightly lower than in the same period of 2016 despite the increase in our production costs. This was the result of higher prices for our major by-products.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining three months of 2017, assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Zinc	Molybdenum	Silver
Change in metal prices (per pound except silver — per ounce)	$0.10	$0.10	$1.00	$1.00
Change in net earnings (in millions)	$29.4	$3.7	$6.6	$2.3

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

Capital Investment Programs: We made capital investments of $710.4 million in the nine months ended September 30, 2017, compared with $840.5 million in the same period of 2016. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if necessary. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Projects in Mexico:

Buenavista Quebalix IV - Sonora: The project consisted of a Crushing, Conveying and Spreading System for Leachable Ore (Quebalix IV), which has been completed on time and under budget and is currently operating steadily. This project will reduce mining costs as well as increase SX-EW copper recovery, allowing the Buenavista unit to reach its copper production capacity of 500,000 tons.

Buenavista Zinc - Sonora: This project is located within the Buenavista facility and contemplates the development of a new concentrator to produce approximately 80,000 tons of zinc and 20,000 tons of copper per year that will allow us to double our current zinc production capacity. We have concluded the basic engineering and we are working on the detailed engineering of the project. We estimate an investment of $413 million for this project and expect to initiate operations by the first half of 2020.

Pilares - Sonora: This project, located six kilometers away from La Caridad, will be developed as an open-pit mine operation.

The ore will be transported by truck from the pit to the primary crushers of the La Caridad copper concentrator, significantly improving the over-all mineral ore grade (from 0.34% at La Caridad to 0.78% expected from Pilares). During the third quarter of 2017, we continued to advance on required pre-construction activities, including final outline design for the road through which the ore will be transported to the La Caridad mill. An investment of $159 million is estimated to produce 34,500 tons of copper per year. We expect this project to start operations in the second quarter of 2019.

Projects in Peru:

We currently have five major copper projects in Peru, with a total capital budget for these projects of $2,900 million, out of which $1,426 million have been already invested.

Toquepala Expansion Project - Tacna: This $1.2 billion project includes a new state-of-the-art concentrator which will increase Toquepala’s annual copper production by 100,000 tons to 217,000 tons in 2018 and 260,000 tons in 2019. Through September 30, 2017, we have invested $743.5 million in this expansion. The project has reached 80% progress and is expected to be completed by the second quarter of 2018.

The project to improve the crushing process at Toquepala with the installation of a High Pressure Grinding Roll (HPGR) system, has as its main objective, to ensure that our existing concentrator will operate at its maximum annual production capacity of 117,000 tons of copper while reducing operating costs through ore crushing efficiencies, even with an increase of the ore material hardness index. The budget for this project is $50 million and as of September 30, 2017, we have invested $32.2 million in this project. We expect that it will be completed by the first quarter of 2018.

Cuajone Projects — Moquegua: The Heavy Mineral Management Optimizing Project consists of installing a primary crusher at the Cuajone mine pit with a seven kilometer overland conveyor belt system for moving the ore to the concentrator. The project is optimizing the hauling process by replacing rail haulage, thereby reducing operating and maintenance costs as well as the environmental impact of the Cuajone mine. The crusher has a processing capacity of 43.8 million tons per year. As of September 30, 2017, the project is completed and initiating operations. We have invested $195.0 million in this project out of the approved capital budget of $215.5 million.

The Cuajone tailing thickeners project at the concentrator will replace two of the three existing thickeners with a new hi-rate thickener. The purpose is to streamline the concentrator flotation process and improve water recovery efficiency, increasing the tailings solids content from 54% to 61%, thereby reducing fresh water consumption and replacing it with recovered water. Equipment assembly is completed and we are in the commissioning process. As of September 30, 2017, we have invested

$24.4 million in this project out of the approved capital budget of $30 million. We expect it to be completed by the end of the fourth quarter of 2017.

Tailings disposal at Quebrada Honda - Moquegua: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We finished the second stage with the installation of a new cyclone battery station that allows us to place more slurry at the dams. We are in a bidding process for a new stage which will improve the operational processes. The project has a total budgeted cost of $116.0 million. We have invested $81.0 million through September 30, 2017 and expect the project to be completed by the second quarter of 2018.

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

El Arco: This is a world class copper deposit located in the central part of the Baja California peninsula, with ore reserves over 2.7 billion tons with an ore grade of 0.399% and 0.11 grams of gold per ton. This project, includes an open-pit mine combining concentrator and SX-EW operations with an estimated production of 190,000 tons of copper and 105,000 ounces of gold annually. Between July 2015 and February 2016, we conducted a drilling program of 20,170 meters in order to further define the deposit at lower depths of between 300 and 600 meters. During the balance of 2017 and in 2018, we expect to conduct further exploration activities. In addition, we will begin an engineering study to define optimization alternatives for the project and update the feasibility study.

El Pilar: This is a fully permitted, low capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 325 million tons of ore with an average copper grade of 0.287%. El Pilar will operate as a conventional open-pit mine and copper cathodes will be produced using the highly cost efficient and environmentally friendly SX-EW technology. Average annual production is currently estimated at 35,000 tons of copper cathodes over an initial 13-year mine life, with start of commercial operations forecasted for 2019. On a preliminary basis, we estimate a development investment of approximately $310 million. In 2016, we conducted a diamond drilling program of 3,700 meters and a geophysical survey of 40 kilometers in order to confirm the reserves. Additionally, the results allowed us to identify potential new areas of interest. During the first half of 2017, we initiated a reserve estimation program. In July 2017, we started a 20,000 meter drilling program focused on further assessing the geophysical anomalies detected in the exploration program of 2016. We also continue with the metallurgical testing program.

Tia Maria: We have completed engineering and after having complied with all environmental requirements, we have obtained the approval of the environmental impact assessment. We are working jointly with the Peruvian Government to obtain the construction license for this 120,000 tons of SX-EW copper per year greenfield project with a total capital investment of $1,400 million. We expect the license to be issued in the first quarter 2018.

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

Los Chancas. This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton as well as, 181 million tons of mineralized leachable material with a total copper content of 0.357%.  Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to produce 100,000 tons of copper and 4,500 tons of molybdenum. The estimated capital investment is $2,800 million and is expected to be in operation in 2022.  In 2016, we continued with the development of social and environmental programs with the local communities. In the third quarter of 2017, we contracted a consulting firm to develop the environmental impact assessment for the project.

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

RESULTS OF OPERATIONS

The following table highlights key financial results for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Net sales	$1,676.5	$1,400.7	$275.8	19.7%	$4,790.2	$3,980.8	$809.4	20.3%
Operating costs and expenses	983.9	(1,038.3)	(54.4)	(5.2)%	(3,001.3)	(2,887.1)	(114.2)	4.0%
Operating income	692.6	362.4	330.2	91.1%	1,788.9	1,093.7	695.2	63.6%
Non-operating income (expense)	(76.0)	(61.7)	(14.3)	23.2%	(229.8)	(199.2)	(30.6)	15.4%
Income before income taxes	616.6	300.7	315.9	105.1%	1,559.1	894.5	664.6	74.3%
Income taxes	(220.1)	(111.2)	(108.9)	97.9%	(556.6)	(305.4)	(251.2)	82.3%
Equity earnings of affiliate	6.3	8.7	(2.4)	(27.6)%	16.1	17.4	(1.3)	(7.5)%
Net income attributable to non-controlling interest	(1.0)	(0.6)	(0.4)	66.7%	(2.6)	(1.9)	(0.7)	36.8%
Net income attributable to SCC	$402.8	$197.6	$204.2	103.3%	$1,016.0	$604.6	$411.4	68.0%

NET SALES

Net sales for the third quarter of 2017 were $1,676.5 million, compared to $1,400.7 million in the third quarter of 2016, an increase of $275.8 million. This 19.7% increase was principally the result of higher copper, molybdenum and zinc prices as shown below; partially offset by lower sales volume of copper (-3.4%), silver (-4.8%) and zinc (-20.1%).

Net sales in the nine months of 2017 were $4,790.2 million, compared to $3,980.8 million in the first same period of 2016, an increase of $809.4 million. This 20.3% increase was principally the result of higher metal prices as shown below, and also due to higher sales volume of copper (+0.6%), silver (+1.7%); partially offset by lower sales volume of molybdenum (-1.7%) and zinc (-4.2%).

The table below outlines the average published market metals prices for our metals for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Copper ($ per pound — LME)	$2.88	$2.17	32.7%	$2.70	$2.14	26.2%
Copper ($ per pound — COMEX)	$2.89	$2.16	33.8%	$2.71	$2.13	27.2%
Molybdenum ($ per pound) (1)	$8.05	$6.94	16.0%	$7.93	$6.92	24.5%
Zinc ($ per pound — LME)	$1.34	$1.02	31.4%	$1.26	$0.88	43.2%
Silver ($ per ounce — COMEX)	$16.80	$19.59	(14.2)%	$17.15	$17.10	0.3%

(1)   Platt’s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Copper	83.6%	77.4%	82.3%	78.1%
Molybdenum	5.4%	5.2%	5.2%	5.2%
Silver	4.2%	6.2%	4.6%	5.5%
Zinc	3.6%	4.2%	4.5%	4.0%
Other by-products	3.2%	7.0%	3.4%	7.2%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product for the three and nine months ended September 30, 2017 and 2016 (in million pounds):

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Refined (including SX-EW)	297.4	303.8	(6.4)	(2.1)%	900.5	906.2	(5.7)	(0.6)%
Rod	87.2	84.7	2.5	3.0%	231.0	243.4	(12.4)	(5.1)%
Concentrates and other	103.6	116.7	(13.1)	(11.2)%	337.3	310.4	26.9	8.7%
Total	488.2	505.2	(17.0)	(3.4)%	1,468.8	1,460.0	8.8	0.6%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Copper Sales by product type	2017	2016	2017	2016
Refined (including SX-EW)	60.9%	60.1%	61.3%	62.1%
Rod	17.9%	16.8%	15.7%	16.7%
Concentrates and other	21.2%	23.1%	23.0%	21.2%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Power	14.6%	19.0%	17.1%	18.3%
Labor	14.0%	11.4%	13.7%	11.3%
Fuel	14.7%	12.7%	14.0%	13.4%
Maintenance	19.4%	20.4%	19.0%	19.5%
Operating material	19.9%	18.5%	19.3%	19.3%
Other	17.4%	18.0%	16.9%	18.2%
Total Production Cost	100.0%	100.0%	100.0%	100.0%

Third quarter: Operating costs and expenses were $983.9 million in the third quarter of 2017 compared to $1,038.3 million in the third quarter of 2016. The decrease of $54.4 million was primarily due to:

Operating cost and expenses for the third quarter 2016	$1,038.3
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher capitalized ore stockpiles on leach pads, lower inventory consumption and lower power costs, partially offset by higher fuel and labor costs.	(49.9)
• Lower depreciation, amortization and depletion expense.	(5.2)
• Lower exploration expense.	(1.6)
Plus:
• Higher selling, general and administrative expenses.	2.3
Operating cost and expenses for the third quarter 2017	$983.9

Nine months: Operating costs and expenses were $3,001.3 million in the nine months of 2017 compared to $2,887.1 million in the same period of 2016. The increase of $114.2 million was primarily due to:

Operating cost and expenses for the nine months 2016	$2,887.1
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, foreign currency transaction effect, higher workers’ participation expense and higher fuel costs, partially offset by lower cost of metals purchased from third parties, and higher capitalized ore stockpiles on leach pads.	120.3
• Higher depreciation, amortization and depletion mainly as a result of our expansion and maintenance capital investments.	19.5
Less:
• Partial recovery of the Sonora River remediation costs due to the completion of remediation activities.	(10.2)
• Lower selling, general and administrative expenses.	(3.9)
• Lower exploration expense.	(11.5)
Operating cost and expenses for the nine months 2017	$3,001.3

NON-OPERATING INCOME (EXPENSE)

Non-operating income and expense were a net expense of $76.0 million and $229.8 million in the three and nine months ended September 30, 2017, respectively, compared to a net expense of $61.7 million and $199.2 million in the comparable periods of 2016.

Third quarter: The higher expense of $14.3 million was primarily due to:

•                  $ 15.8 million of lower miscellaneous income, net, partially offset by

•                  $ 1.3 million of lower interest expense, and

•                  $ 0.2 million of higher capitalized interest.

Nine months: The higher expense of $30.6 million was primarily due to:

•                  $ 13.1 million of higher interest expense mainly due to an adjustment in capitalized interest computation,

•                  $ 13.3 million of lower miscellaneous income, net; and,

•                  $ 2.0 million of lower interest income.

INCOME TAXES

	Nine months ended September 30,
	2017	2016
Provision for income taxes (in millions)	$556.6	$305.4
Effective income tax rate	35.7%	34.1%

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

The table below presents information regarding the volume of our copper sales by segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales (million pounds):	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Peruvian operations	176.5	174.5	2.0	1.1%	527.9	522.9	5.0	1.0%
Mexican open-pit	311.7	330.7	(19.0)	(5.7)%	941.0	937.1	3.9	0.4%
Mexican IMMSA unit	3.8	5.0	(1.2)	(24.6)%	12.3	15.1	(2.8)	(18.5)%
Other and intersegment elimination	(3.8)	(5.0)	1.2	24.6%	(12.3)	(15.1)	2.8	18.5%
Total	488.2	505.2	(17.0)	(3.4)%	1,468.9	1,460.0	8.9	0.6%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
By-product Sales (in million pounds, except silver — in million ounces)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Peruvian operations
Molybdenum contained in concentrates	4.4	5.7	(1.3)	(22.5)%	13.8	17.2	(3.4)	(19.7)%
Silver	1.1	0.6	0.5	81.7%	3.0	2.2	0.8	34.1%

Mexican open-pit
Molybdenum contained in concentrates	7.5	6.6	0.9	14.1%	21.9	19.1	2.8	14.5%
Silver	2.5	2.8	(0.3)	(10.7)%	7.8	8.3	(0.5)	(6.1)%

Mexican IMMSA unit
Zinc — refined and in concentrate	43.1	54.0	(10.9)	(20.1)%	164.3	171.6	(7.3)	(4.2)%
Silver	1.0	1.4	(0.4)	(25.8)%	3.4	3.5	(0.1)	(3.4)%

Other and intersegment elimination
Silver	(0.4)	(0.4)	—	—	(1.3)	(1.4)	0.1	4.8%

Total by-product sales
Molybdenum contained in concentrates	11.9	12.3	(0.4)	(2.8)%	35.7	36.3	(0.6)	(1.7)%
Zinc — refined and in concentrate	43.1	54.0	(10.9)	(20.1)%	164.3	171.6	(7.3)	(4.2)%
Silver	4.2	4.4	(0.2)	(4.3)%	12.9	12.6	0.3	1.7%

Sales value per segment (in millions):

	Three Months Ended September 30, 2017
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$898.9	$9.2	$502.6	$(9.2)	$1,401.5
Molybdenum	57.3	—	33.9	—	91.2
Zinc	—	59.8	—	0.2	60.0
Silver	42.3	16.5	17.7	(5.8)	70.7
Other	24.8	18.0	11.5	(1.2)	53.1
Total	$1,023.3	$103.5	$565.7	$(16.0)	$1,676.5

	Three Months Ended September 30, 2016
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$700.8	$8.7	$384.0	$(8.7)	$1,084.8
Molybdenum	40.4	—	31.8	—	72.2
Zinc	—	58.3	—	—	58.3
Silver	55.9	28.0	11.1	(8.7)	86.3
Other	67.9	18.9	13.9	(1.6)	99.1
Total	$865.0	$113.9	$440.8	$(19.0)	$1,400.7

	Nine Months Ended September 30, 2017
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$2,515.5	$28.1	$1,428.0	$(28.2)	$3,943.4
Molybdenum	153.9	—	97.2	—	251.1
Zinc	—	215.5	—	0.2	215.7
Silver	132.7	56.4	51.6	(20.7)	220.0
Other	73.2	59.1	33.1	(5.4)	160.0
Total	$2,875.3	$359.1	$1,609.9	$(54.1)	$4,790.2

	Nine Months Ended September 30, 2016
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,971.5	$24.1	$1,139.2	$(24.1)	$3,110.7
Molybdenum	112.7	—	96.0	—	208.7
Zinc	—	161.1	—	—	161.1
Silver	142.9	60.5	36.7	(23.1)	217.0
Other	195.4	55.3	38.9	(6.3)	283.3
Total	$2,422.5	$301.0	$1,310.8	$(53.5)	$3,980.8

The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
The Americas:
Mexico	$397.0	$384.5	$1,128.9	$1,080.7
United States	329.9	277.8	844.8	778.1
Peru	94.5	71.2	265.2	210.7
Brazil	58.5	50.6	171.8	136.0
Chile	26.5	24.6	77.8	71.9
Other American countries	26.7	17.3	65.8	56.6
Europe:
Switzerland	121.9	39.8	379.6	285.9
Italy	73.9	100.0	240.0	238.9
Other European countries	93.5	88.5	336.1	210.6
Asia:
Singapore	287.5	167.5	807.6	403.2
Japan	134.3	111.7	351.0	340.4
Other Asian countries	32.3	67.2	121.6	167.8
Total	$1,676.5	$1,400.7	$4,790.2	$3,980.8

Peruvian Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Net sales	$565.7	$440.8	$124.9	28.3%	$1,609.9	$1,310.8	$299.2	22.8%
Operating costs and expenses	(419.5)	(406.9)	(12.6)	3.1%	(1,192.9)	(1,158.6)	(34.3)	3.0%
Operating income	$146.2	$33.9	$112.3	331.3%	$417.0	$152.2	$264.8	174.0%

Third quarter: Net sales in the third quarter of 2017 were $565.7 million compared to $440.8 million in the third quarter of 2016. The increase in net sales was mainly the result of higher copper and molybdenum prices and higher silver (+81.7%) and copper (+1.1%) sales volumes, partially offset by lower molybdenum sales volume.

Operating costs and expenses in the third quarter of 2017 increased by $12.6 million to $419.5 million from $406.9 million in the third quarter of 2016, primarily due to:

Operating cost and expenses for the third quarter 2016	$406.9
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties, higher inventory consumption, higher fuel costs and higher workers’ participation expense; partially offset by lower energy and operating contractors costs.	8.8
• Higher exploration expense.	2.8
• Higher depreciation, amortization and depletion expense.	1.1
Less:
• Lower selling, general and administrative expense.	(0.1)
Operating cost and expenses for the third quarter 2017	$419.5

Nine months: Net sales in the nine months of 2017 were $1,609.9 million compared to $1,310.8 million in the comparable period of 2016. The increase in net sales was mainly the result higher metal prices and higher silver sales volume (+34.1%), partially offset by lower molybdenum sales volume.

Operating costs and expenses in the nine months of 2017 increased by $34.3 million to $1,192.9 million from $1,158.6 million in the same period of 2016, primarily due to:

Operating cost and expenses for the nine months 2016	$1,158.6
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties, higher fuel costs and higher workers’ participation expense; partially offset by lower energy and operating contractors costs, and lower inventory consumption.	51.8
Less:
• Lower depreciation, amortization and depletion expense.	(14.8)
• Lower exploration expenses.	(0.5)
• Lower selling, general and administrative expenses.	(2.2)
Operating cost and expenses for the nine months 2017	$1,192.9

Mexican Open-pit Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Net sales	$1,023.3	$865.0	$158.3	18.3%	$2,875.3	$2,422.5	$452.8	18.7%
Operating costs and expenses	(486.7)	(570.9)	84.2	(14.7)%	(1,553.8)	(1,598.8)	45.0	(2.8)%
Operating income	$536.6	$294.1	$242.5	82.5%	$1,321.5	$823.7	$497.8	60.4%

Third quarter: Net sales in the third quarter of 2017 were $1,023.3 million, compared to $865.0 million in the third quarter of 2016. The increase of $158.3 million was principally due to higher copper and molybdenum prices and higher molybdenum sales volume (+14.1%), partially offset by lower silver and copper sales volumes.

Operating costs and expenses in the third quarter of 2017 decreased by $84.2 million to $486.7 million from $570.9 million in the same 2016 period, primarily due to:

Operating cost and expenses for the third quarter 2016	$570.9
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower cost of metals purchased from third parties and higher capitalized ore stockpiles on leach pads; partially offset by higher fuel costs and higher workers participation expense.	(89.0)
• Lower exploration expense.	(1.8)
Plus:
• Higher selling, general and administrative expenses.	4.0
• Higher depreciation, amortization and depletion expense.	2.6
Operating cost and expenses for the third quarter 2017	$486.7

Nine months: Net sales in the nine months of 2017 were $2,875.3 million, compared to $2,422.5 million in the same period of 2016. The increase of $452.8 million was principally due to higher metal prices and higher copper and molybdenum sales volumes, slightly offset by lower silver sales volume.

Operating costs and expenses in the nine months of 2017 decreased by $45.0 million to $1,553.8 million from $1,598.8 million in the comparable 2016 period, primarily due to:

Operating cost and expenses for the nine months 2016	$1,598.8
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower cost of metals purchased from third parties, higher capitalized ore stockpiles on leach pads and lower sales expenses; partially offset by foreign currency transaction effect and inventory consumption.	(58.8)
• Partial recovery of the Sonora River remediation costs due to the completion of remediation activities.	(10.2)
• Lower selling, general and administrative expenses.	(1.1)
• Lower exploration expenses.	(3.6)
Plus:
• Higher depreciation, amortization and depletion expense.	28.7
Operating cost and expenses for the nine months 2017	$1,553.8

Mexican Underground Operations (IMMSA):

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2017	2016	Variance	% Change	2017	2016	Variance	% Change
Net sales	$103.5	$113.9	$(10.4)	(9.1)%	$359.1	$301.0	$58.1	19.3%
Operating costs and expenses	(90.3)	(93.4)	3.1	(3.3)%	(296.4)	(265.5)	(30.9)	11.6%
Operating income	$13.2	$20.5	$(7.3)	(35.6)%	$62.7	$35.5	$27.2	76.6%

Third quarter: Net sales in the third quarter of 2017 were $103.5 million, compared to $113.9 million in the third quarter of 2016. This decrease of $10.4 million was primarily due to lower zinc (-20.1%) and silver (-25.8%) sales volumes, partially offset by a higher zinc price.

Operating costs and expenses in the third quarter of 2017 decreased by $3.1 million to $90.3 million from $93.4 million in the third quarter of 2016, primarily due to:

Operating cost and expenses for the third quarter 2016	$93.4
Less:
• Lower depreciation, amortization and depletion expense.	(2.7)
• Lower selling, general and administrative expenses.	(0.6)
Plus:
• Higher exploration expense.	0.2
Operating cost and expenses for the third quarter 2017	$90.3

Nine months: Net sales in the nine months of 2017 were $359.1 million, compared to $301.0 million in the comparable period of 2016. This increase of $58.1 million was primarily due to higher metal prices, partially offset by lower silver and zinc sales volume.

Operating costs and expenses in the nine months of 2017 increased by $30.9 million to $296.4 million from $265.5 million in the comparable period of 2016, primarily due to:

Operating cost and expenses for the nine months 2016	$265.5
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties and higher power costs; partially offset by inventory consumption and foreign currency effect.	32.4
• Higher selling, general and administrative expenses.	0.3
Less:
• Lower exploration expenses.	(1.2)
• Lower depreciation, amortization and depletion expense.	(0.6)
Operating cost and expenses for the nine months 2017	$296.4

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the nine months of 2017 and 2016 (in millions):

	2017	2016	Variance
Net cash provided by operating activities	$1,280.0	$635.9	$644.1
Net cash used in investing activities	$(688.6)	$(224.0)	$(464.6)
Net cash used in financing activities	$(262.7)	$(172.0)	$(90.7)

Net cash provided by operating activities:

The change in net cash from operating activities for the nine months of 2017 and 2016 include (in millions):

	2017	2016	Variance	% Change
Net income	$1,018.6	$606.5	412.1	67.9%
Depreciation, amortization and depletion	493.8	474.3	19.5	4.1%
Benefit for deferred income taxes	(61.7)	(130.9)	69.2	52.9%
Loss (income) on foreign currency transaction effect	50.8	(6.5)	57.3	881.5%
Other adjustments to net income	2.9	13.9	(11.0)	(79.1)%
Change in operating assets and liabilities	(224.4)	(321.4)	97.0	30.2%
Net cash provided by operating activities	$1,280.0	$635.9	$644.1	101.3%

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts and changes in operating assets and liabilities.

Nine months ended September 30, 2017: Net income was $1,018.6 million, approximately 79.6% of the net operating cash flow. A net increase in operating assets and liabilities decreased operating cash flow by $224.4 million and included:

•                  $(238.3) million increase in accounts receivable.

•                  $(120.5) million of net increase in inventory, which included $(133.6) million of higher non-current leaching inventory, $(22.4) million of higher supplies inventories for our operations and $(48.4) million of higher metals in process, partially offset by $83.9 million of lower finished goods inventory.

•                  $(9.5) million decrease in accounts payable and accrued liabilities, which included $(66.8) million of lower accrued income taxes, partially offset by higher accrued interest of $47.5 million and $9.8 million of higher other liabilities.

•                  $143.9 million decrease in other operating assets and liabilities, which included principally $126.8 million of lower prepaid taxes, mainly due to the use of tax credits from previous years.

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

Net cash used for investing activities:

Nine months ended September 30, 2017: Net cash used for investing activities included $710.4 million for capital investments. The capital investments included:

•                  $248.8 million of investments at our Mexican operations:

•                  $26.2 million for the new Buenavista concentrator,

•                  $39.0 million for the new tailing disposal deposit at the Buenavista mine,

•                  $20.1 million for the Quebalix IV project,

•                  $10.3 million for the solutions system improvements of Tinajas,

•                  $8.9 million for the tailings discharge line and reclaimed water system at the Bueanvista mine,

•                  $23.3 million at our IMMSA unit, and

•                  $121.0 million for various other replacement expenditures.

•                  $461.6 million of investments at our Peruvian operations:

•                  $193.1 million for the Toquepala concentrator expansion project,

•                  $44.1 million for the Heavy Mineral Management Optimizing Project in Cuajone,

•                  $10.0 million for the Tailing Thickener replacement project in Cuajone,

•                  $23.9 million for the Toquepala mine equipment acquisition,

•                  $28.5 million for the Ilo 3 substation, and

•                  $162.0 million for various other replacement expenditures.

The nine months of 2017 investment activities include $9.6 million of net proceeds from short-term investments.

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

•                  $90.2 million for the Toquepala mine equipment acquisition,

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

Net cash used for financing activities:

Net cash used for financing activities in the nine months ended September 30, 2017 was $262.7 million, compared to $172.0 million in the nine months ended September 30, 2016. The nine months of 2017 included a dividend distribution of $262.8 million, compared to a distribution of $100.6 million in the same period of 2016. There were no repurchases of our common shares in the nine months of 2017, while in the same period of 2016 we repurchased 2.9 million of our common shares at a cost of $71.7 million.

Dividends:

On August 23, 2017, we paid a dividend of $0.14 per share totaling $108.2 million. On October 19, 2017, our Board of Directors authorized a quarterly dividend of $0.25 per share, expected to total $193.3 million, to be paid on November 22, 2017 to SCC shareholders of record at the close of business on November 8, 2017.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the nine months of 2017. Please see item 7 in Part II of our 2016 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 34) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below.

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$781.5	$1.65	$831.4	$1.74	$2,430.2	$1.75	$2,309.9	$1.60
Add:
Selling, general and administrative	25.0	0.05	22.7	0.05	68.6	0.05	72.5	0.05
Sales premiums, net of treatment and refining charges	2.4	0.01	6.9	0.01	18.9	0.01	15.7	0.01
Less:
Workers’ participation	(42.7)	(0.09)	(34.1)	(0.07)	(128.7)	(0.09)	(91.9)	(0.06)
Cost of metal purchased from third parties	(103.1)	(0.22)	(105.4)	(0.22)	(238.8)	(0.17)	(277.5)	(0.19)
Other cost of sales, net	(34.2)	(0.07)	(37.8)	(0.08)	(123.0)	(0.09)	(57.9)	(0.04)
Inventory change	55.6	0.12	8.5	0.02	50.0	0.03	93.7	0.06
Operating cash cost before by-products revenues	$684.5	$1.45	$692.2	$1.45	$2,077.2	$1.49	$2,064.5	$1.43
Add:
By-product revenues (1)	(243.5)	(0.51)	(249.3)	(0.52)	(750.7)	(0.54)	(668.0)	(0.46)
Net revenue on sale of metal purchased from third parties	(13.8)	(0.04)	(3.9)	(0.01)	(36.7)	(0.02)	(37.8)	(0.03)
Total by-product revenues	(257.3)	(0.55)	(253.2)	(0.53)	(787.4)	(0.56)	(705.8)	(0.49)

Operating cash cost, net of by-product revenues	$427.2	0.90	$439.0	0.92	$1,289.8	0.93	$1,358.7	0.94

Total pounds of copper produced (in millions)	473.8		476.8		1,393.0		1,440.8

(1)                By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Molybdenum	$(91.2)	$(0.19)	$(72.2)	$(0.15)	$(251.1)	$(0.18)	$(208.7)	$(0.14)
Silver	(64.0)	(0.14)	(72.3)	(0.15)	(195.8)	(0.14)	(178.3)	(0.12)
Zinc	(38.1)	(0.08)	(52.3)	(0.11)	(152.6)	(0.11)	(131.3)	(0.09)
Sulfuric Acid	(18.5)	(0.04)	(23.5)	(0.05)	(52.6)	(0.04)	(67.0)	(0.05)
Gold and others	(31.7)	(0.06)	(29.0)	(0.06)	(98.6)	(0.07)	(82.7)	(0.06)
Total	$(243.5)	$(0.51)	$(249.3)	$(0.52)	$(750.7)	$(0.54)	$(668.0)	$(0.46)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended September 30, 2017.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Peru:
Peruvian inflation rate	0.9%	0.7%	2.0%	2.2%

Initial exchange rate	3.255	3.292	3.360	3.413
Closing exchange rate	3.267	3.403	3.267	3.403
Appreciation/(devaluation)	(0.4)%	(3.4)%	2.8%	0.3%

Mexico:
Mexican inflation rate	1.2%	1.2%	4.4%	1.5%

Initial exchange rate	17.897	18.911	20.664	17.207
Closing exchange rate	18.198	19.500	18.198	19.500
Appreciation/(devaluation)	(1.7)%	(3.1)%	11.9%	(13.3)%

Change in monetary position:

Assuming an exchange rate variance of 10% at September 30, 2017 we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect on net earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. sol	$4.1
Devaluation of 10% in U.S. dollar vs. sol	$(5.0)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$13.5
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(16.5)

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended September 30, 2017.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2017, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2017, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.              Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.              Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of September 30, 2017, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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
November 3, 2017

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

There have been no material changes to our risk factors during the three months ended September 30, 2017. For additional information on risk factors, refer to “Risk Factors”  included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017.

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

There has not been activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price of SCC common shares at September 30, 2017 was $39.76 and the maximum number of shares that the Company could purchase at that price is 2.1 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of September 30, 2017.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2017 and 2016; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30,

2017 and 2016; (iii) the Condensed Consolidated Balance Sheet at September 30, 2017 and December 31, 2016; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2017 and 2016; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

November 3, 2017

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

November 3, 2017

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2017 and

2016; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iii) the Condensed Consolidated Balance Sheet at September 30, 2017 and December 31, 2016; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2017 and 2016; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.