Form 10-K
period 2017-12-31
SOUTHERN COPPER CORP/
filed 2018-03-01
CIK 1001838

Use these links to rapidly review the document

PART IV.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          At February 23, 2018, there were of record 773,028,469 shares of common stock, par value $0.01 per share, outstanding.

          The aggregate market value of the shares of common stock (based upon the closing price at June 30, 2017 as reported on the New York Stock Exchange—Composite Transactions) of Southern Copper Corporation held by non-affiliates was approximately $2,969.6 million.

          PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement for 2018 Annual Meeting of Stockholders
Part IV:	Exhibit Index is on Page 146 through 148

Southern Copper Corporation ("SCC")

INDEX TO FORM 10-K

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

ORGANIZATIONAL STRUCTURE

        The following chart describes our organizational structure, starting with our controlling stockholders, as of December 31, 2017. For clarity of presentation, the chart identifies only our main subsidiaries and eliminates intermediate holding companies.

        We are a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. ("Grupo Mexico"). At December 31, 2017, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation ("AMC") owned 88.9% of our capital stock. Grupo Mexico's principal business is to act as a holding company for the shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and railway and other related services.

        We conduct our operations in Peru through a registered branch (the "SPCC Peru Branch", "Branch" or "Peruvian Branch"). The SPCC Peru Branch comprises substantially all of our assets and liabilities associated with our copper operations in Peru. The SPCC Peru Branch is not a corporation separate from us and, therefore, obligations of SPCC Peru Branch are direct obligations of SCC and vice-versa. It is, however, an establishment, registered pursuant to Peruvian law, through which we hold assets, incur liabilities and conduct operations in Peru. Although it has neither its own capital nor liability separate from us, it is deemed to have equity capital for purposes of determining the economic interests of holders of our investment shares (See Note 13 "Stockholders´ Equity" of our consolidated financial statements).

        In April 2005, we acquired Minera Mexico, from Americas Mining Corporation ("AMC"), a subsidiary of Grupo Mexico, our controlling stockholder. Minera Mexico is a holding company and all of its operations are conducted through subsidiaries that are grouped into three units: (i) the La Caridad unit (ii) the Buenavista unit and (iii) the IMMSA unit. We own 99.96% of Minera Mexico.

        In 2008, our Board of Directors ("BOD") authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Pursuant to this program, through December 31, 2017 we have purchased 119.5 million shares of our common stock at a cost of $2,918.4 million. These shares are available for general corporate purposes. We may purchase additional shares from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time.

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

        Our website is www.southerncoppercorp.com. Beginning with the Form 8-K dated March 14, 2003, we have made available on this website, free of charge, our annual, quarterly and current reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Our website also includes the Company's Corporate Governance guidelines and the charters of our principal Board Committees. However, the information found on our website is not part of this or any other report.

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

        Additional business information follows:

COPPER BUSINESS

        Copper is an important component in the world's infrastructure. It is the third most widely used metal, after iron and aluminum. Copper has unique chemical and physical properties, including high ductility, malleability, thermal and electrical conductivity, and resistance to corrosion that has made it a superior material for use in electrical and electronic products, including power transmission and generation, which accounts for about three quarters of copper global use, telecommunications, building construction, transportation and industrial machinery. Copper is also an important metal in non-electrical applications such as plumbing and roofing and, when alloyed with zinc to form brass, in many industrial and consumer applications.

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

        Segment information is included in Item 2 "Properties," under the captions—"Metal Production by Segments" and "Ore Reserves." More information on business segment and segment financial information is included in Note 17 "Segment and Related Information" of our consolidated financial statements.

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

        For additional information on sales please see "Revenue recognition" in Note 2 "Summary of Significant Accounting Policies" and Note 17 "Segment and Related Information" of our consolidated financial statements.

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

        The table below shows the high, low and average COMEX and LME per pound copper prices during the last 10 years:

	Copper (COMEX)			Copper (LME)
Year	High	Low	Average	High	Low	Average
2008	4.08	1.25	3.13	4.08	1.26	3.16
2009	3.33	1.38	2.35	3.33	1.38	2.34
2010	4.44	2.76	3.43	4.42	2.76	3.42
2011	4.62	3.05	4.01	4.60	3.08	4.00
2012	3.97	3.28	3.61	3.93	3.29	3.61
2013	3.78	3.03	3.34	3.74	3.01	3.32
2014	3.43	2.84	3.12	3.37	2.86	3.11
2015	2.95	2.02	2.51	2.92	2.05	2.50
2016	2.69	1.94	2.20	2.69	1.96	2.21
2017-1st Q	2.78	2.48	2.65	2.79	2.49	2.65
2017-2nd Q	2.70	2.49	2.58	2.68	2.48	2.57
2017-3rd Q	3.13	2.64	2.89	3.13	2.62	2.88
2017-4th Q	3.29	2.92	3.10	3.27	2.92	3.09
2017	3.29	2.48	2.80	3.27	2.48	2.80

        The per pound COMEX copper price during the last 5 and 10 year periods averaged $2.79 and $3.05, respectively. The per pound LME copper price during the last 5 and 10 year periods also averaged $2.79 and $3.05, respectively.

        The table below shows the high, low and average per-pound, except silver, which is per ounce, market prices for our three principal by-products during the last 10 years:

	Silver (COMEX)			Molybdenum (Dealer Oxide Platt's Metals Week)			Zinc (LME)
Year	High	Low	Average	High	Low	Average	High	Low	Average
2008	20.69	8.80	14.97	33.88	8.75	28.42	1.28	0.47	0.85
2009	19.30	10.42	14.67	18.00	7.83	10.91	1.17	0.48	0.75
2010	30.91	14.82	20.18	18.60	11.75	15.60	1.14	0.72	0.98
2011	48.58	26.81	35.18	17.88	12.70	15.33	1.15	0.79	0.99
2012	37.14	26.25	31.19	14.80	10.90	12.62	0.99	0.80	0.88
2013	32.41	18.53	23.82	11.95	9.12	10.26	0.99	0.81	0.87
2014	22.05	15.39	19.04	15.05	8.75	11.30	1.10	0.88	0.98
2015	18.35	13.67	15.68	9.40	4.30	6.59	1.09	0.66	0.88
2016	20.67	13.74	17.10	8.60	5.10	6.42	1.32	0.73	0.95
2017-1st Q	18.44	16.36	17.45	8.88	6.85	7.74	1.35	1.00	1.26
2017-2nd Q	18.49	16.01	17.19	9.03	6.85	8.00	1.26	1.10	1.18
2017-3rd Q	18.03	15.37	16.80	8.90	7.00	8.05	1.46	1.24	1.34
2017-4th Q	17.36	15.58	16.66	10.25	8.25	8.72	1.53	1.40	1.47
2017	18.49	15.37	17.03	10.25	6.85	8.13	1.53	1.00	1.31

        The per ounce COMEX silver price during the last 5 and 10 year periods averaged $18.53 and $20.89, respectively. The per pound Platt's Metals Week Dealer Oxide molybdenum price during the last 5 and 10 year periods averaged $8.54 and $12.56, respectively. The per pound LME zinc price during the last 5 and 10 year periods averaged $1.00 and $0.94, respectively.

COMPETITIVE CONDITIONS

        Competition in the copper market is based primarily on price and service basis, with price being the most important factor when supplies of copper are ample. Our products compete with other materials, including aluminum and plastics. For additional information, see Item 1A "Risk Factors—The copper mining industry is highly competitive."

LABOR FORCE

        As of December 31, 2017, we had 13,140 employees, approximately 71.8% of whom are unionized and represented by eight different labor unions. Despite the three strikes in 2017 at our Peruvian operations, we believe the Company has a positive labor environment in our operations in Mexico and Peru, which is allowing us to increase productivity as well as helping us achieve the goals of our capital expansion program.

Peru

        69% of our 4,628 Peruvian employees were unionized at December 31, 2017. Currently, there are six separate unions, one large union and five smaller unions. In the first quarter of 2016, the Company signed three-year agreements with five unions. These agreements include, among other things, annual salary increases of 5% for each of the three years.

        In April 2017, the Unified Labor Union of SPCC workers and one of Toquepala's unions began a strike, demanding a review of certain health and profit sharing benefits. The strike lasted 12 days. These two unions began illegal strikes in July and November 2017, that lasted five days and 21 days, respectively. The Company estimates that the loss of copper production resulting from the 2017 strikes was not significant and our sales contracts were not affected.

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

Mexico

        74% of our 8,450 Mexican employees were unionized at December 31, 2017, represented by three separate unions. Under Mexican law, the terms of employment for unionized workers are set forth in collective bargaining agreements. Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years. We conduct negotiations separately at each mining complex and each processing plant.

        Our Taxco and San Martin mines in Mexico have been on strike since July 2007. For a discussion of labor matters reference is made to the information contained under the caption "Labor matters" in Note 12 "Commitments and Contingencies" of the consolidated financial statements.

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

Peru:

        Fuel:    In Peru, we obtain fuel primarily from local companies. The Company believes that adequate supplies of fuel are available in Peru.

        Electricity:    In June 2014, we entered into a power purchase agreement for 120 megawatt ("MW") with the state company Electroperu S.A., which began supplying energy for our Peruvian operations for twenty years starting on April 17, 2017. In July 2014, we entered into a power purchase agreement for 120MW with a private power generator Kallpa Generacion S.A. ("Kallpa"), which began supplying energy for our Peruvian operations for ten years starting on April 17, 2017. In May 2016, we signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa will supply energy for the operations related to the Toquepala Expansion and other minor projects for ten years starting on May 1, 2017 and ending after ten years of commercial operation of the Toquepala Expansion or on April 30, 2029; whichever occurs first. In addition, we feel confident that additional power can be obtained from the Peruvian national grid, should the need arise.

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

        Electricity:    Electricity is used as the main energy source at our mining complexes. We purchase most of our electricity from Mexico Generadora de Energia S. de R. L. ("MGE"), a subsidiary of Grupo Mexico which has two power plants designed to supply power to La Caridad and Buenavista units. MGE is supplying 13.5% of its power output to third party energy users. These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts. In 2012, we entered into a power supply agreement with MGE through 2032. The first plant was completed in 2013 and the second was completed in the second quarter of 2014. The first plant began to supply power to the Company in December 2013, and the second plant began to supply power in June 2015.

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

        Some of the mining operations also purchase electricity from Eolica el Retiro, S.A.P.I de C.V. ("Eolica"), a windfarm energy producer that is an indirect subsidiary of Grupo Mexico. In August 2013, IMMSA and other of the mining operations of the Company entered into a purchase agreement and in late 2014 started to purchase electricity. Most of the purchases from Eolica were made by IMMSA, due to the nature of the production process there is not a set amount of KWh contracted. In 2017 the total purchases were of approximately 55.3 million KWh.

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

ENVIRONMENTAL MATTERS

        For a discussion of environmental matters reference is made to the information contained under the caption "Environmental matters" in Note 12 "Commitments and Contingencies" of the consolidated financial statements.

MINING RIGHTS AND CONCESSIONS

Peru:

        We have 131,278 hectares in concessions from the Peruvian government for our exploration, exploitation, extraction and production operations, at various sites, as follows:

	Toquepala	Cuajone	Ilo	Other	Total
	(hectares)
Plants	300	456	421	—	1,177
Operations	24,679	21,255	4,525	35,459	85,918
Exploration	—	—	—	44,183	44,183

Total	24,979	21,711	4,946	79,642	131,278

        We believe that our Peruvian concessions are in full force and in effect under applicable Peruvian laws and that we are in compliance with all material terms and requirements applicable to these concessions. The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions. Fees paid during 2017, 2016 and 2015, were approximately $1.2 million, $1.3 million and $1.7 million, respectively. We have two types of mining concessions in Peru: metallic and non-metallic concessions.

        In 2011, the Peruvian Congress approved an amendment to the mining royalty charge. The new mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. In 2017, 2016 and 2015, we made provisions of $23.4 million, $16.8 million and $22.9 million, respectively.

        At the same time the Peruvian Congress amended the mining royalty charge, it enacted a new tax for the mining industry. This tax is also based on operating income and its rates range from 2% to 8.4%. For additional information see Note 7 "Income Taxes" to the consolidated financial statements.

Mexico:

        In Mexico we have 532,457 hectares in concessions from the Mexican government for our exploration and exploitation activities as outlined on the table below.

	IMMSA	La Caridad	Buenavista	Projects	Total
	(hectares)
Mine concessions	187,930	102,699	93,706	148,122	532,457

        We believe that our Mexican concessions are in full force and in effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions. Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore or mine mineral reserves. Mining concessions have a 50-year term that can be renewed for another 50 years. Holding fees for mining concessions can be from $0.36 to $7.82 per hectare depending on the beginning date of the mining concession. Fees paid during 2017, 2016 and 2015 were approximately $5.8 million, $5.4 million and $5.6 million, respectively. In addition, all of our operating units in Mexico have water concessions that are in full force and effect. Although ownership is not required in order to explore or mine a concession, we generally own the land related to our Mexican concessions. We also own all of the processing facilities of our Mexican operations and the land on which they are constructed.

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

        In the last three years, approximately 80% of our revenues came from the sale of copper, 5% came from molybdenum and 9% came from silver and zinc. Please see the distribution of our revenues per product on Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" caption "Results of operations—net sales" on page 80.

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

        We distributed a significant amount of our net income as dividends since 1996. Our dividend practice is subject to change at the discretion of our Board of Directors at any time. The amount that we pay in dividends is subject to a number of factors, including our results of operations, financial condition, cash requirements, tax considerations, future prospects, legal restrictions, contractual restrictions in credit agreements, limitations imposed by the government of Peru, Mexico or other countries where we have significant operations and other factors that our Board of Directors may deem relevant. In light of our capital investment program and global economic conditions, it is possible that future dividend distributions will be reduced from the levels of recent years.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

        Through 2017 the Company recognized the expected future tax benefit from deferred tax assets when the tax benefit was considered to be more likely than not of being realized, otherwise, a valuation allowance was applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income and existing tax laws.

        The Tax Cuts and Jobs Act of 2017 ("the Act") was enacted into U.S. tax law on December 22, 2017 and contains many significant changes to the U.S. federal income tax laws. The Company also adopted SEC Staff Accounting Bulletin 118 ("SAB 118"). Accordingly, the accounting for the effect of the Act is based on the Company's best estimate, which may require adjustment. However, the Company was able to make reasonable estimates of certain effects and therefore, recorded a provisional $785.9 million non-cash tax expense for the estimated effects of the Act. These adjustments were related to the valuation allowance for foreign tax credits, and other US deferred tax assets, revaluation of our deferred tax assets due to the rate change from 35% to 21% and the transition tax on the repatriation of cumulative foreign earnings. The ultimate impact may differ from the Company´s estimate due to changes in estimates or further clarification of the new law.

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

        We require substantial amounts of fuel oil, electricity, water and other resources for our operations. Fuel, gas and power costs constituted approximately 31%, 30% and 32% of our total production cost in 2017, 2016 and 2015, respectively. We rely upon third parties for our supply of the energy resources consumed in our operations so that prices for and availability of energy resources may be subject to change or curtailment, due to, among other things, new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, worldwide price levels and market conditions. Regarding water consumption, although each operation currently has sufficient water rights to cover its operational demands, the loss of some or all water rights for any of our mines or operations, in whole or in part, or shortages of water to which we have rights could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities. In addition, future shortages of critical parts, equipment and skilled labor could adversely affect our operations and development projects.

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

        Our efforts are focused on the health and safety of our workforce in order to consistently improve performance and compliance through the implementation of occupational health programs, adequate training and safety incentives at our operations. Despite the Company's efforts, we are not exempt from accidents. These are reported to Mexican and Peruvian authorities as required. Regarding non-fatal accidents, in the last three years, the Company's Dart rate (rate to measure workplace injuries severe enough to warrant Day Away from work, job Restrictions and/or job Transfers) was much lower than the MSHA Dart rate (the MSHA Dart rate is published by the U.S.'s Mine Safety and Health Administration, and is used as an industry benchmark). In 2017, 2016 and 2015 we had two, six and one fatalities, respectively, in Mexico and Peru. The amounts paid to the Mexican and Peruvian authorities for reportable accidents did not have an adverse effect on our results. Under Mexican and Peruvian law penalties and fines for safety violations are generally monetary, but in certain cases may lead to the temporary or permanent shutdown of the affected facility or the suspension or revocation of permits or licenses. Also, violations of security and safety laws and regulations in our Peruvian operations can be considered a crime, punishable with a sentence of up to 10 years of prison.

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

        In the last several years we have experienced a number of strikes or other labor disruptions that have had an adverse impact on our operations and operating results. As of December 31, 2017, unions represented approximately 71.8% of our workforce. Currently, we have labor agreements in effect for our Mexican and Peruvian operations.

        During 2017, the Unified Labor Union of SPCC workers and one of Toquepala's unions held three separate strikes. The Company estimates that the loss of copper production resulting from the 2017 strikes was not significant and our sales contracts were not affected.

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

        Please refer to Note 12 "Commitments and Contingencies—Environmental matters" of our financial statements for further information on this subject.

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

        In August 2014, our new SX-EW plant in Mexico had an industrial accident caused by a rock slide, coupled with a construction defect in the seal of a pipe at the new leaching system containment dam, which caused a spill of copper sulfate solution in to the Bacanuchi River, a tributary of the Sonora River. As a result of this accident the Company absorbed charges of $126.2 million through 2017. In addition, there are a number of collective action lawsuits and civil action lawsuits, filed against the Company in Mexico´s federal courts and the state courts of Sonora. A number of constitutional lawsuits have also been filed against various governmental authorities and against the Company. These lawsuits are seeking damages and requesting remedial actions to restore the environment. The Company believes that it is not possible to determine the extent of the damages sought and considers the lawsuits without merit. However the Company cannot offer any assurances that the outcome of these lawsuits will not have an adverse effect on the Company.

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

        At December 31, 2017, Grupo Mexico owned indirectly 88.9% of our capital stock. Certain of our and Minera Mexico's officers and directors are also directors and/or officers of Grupo Mexico and/or of its affiliates. We cannot assure you that the interests of Grupo Mexico will not conflict with our minority stockholders.

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

        In addition, we have in the past engaged in, and expect to continue to engage in, transactions with Grupo Mexico and its other affiliates which are related party transactions and may present conflicts of interest. For additional information regarding the share ownership of, and our relationships with, Grupo Mexico and its affiliates, see Note 16 "Related Party Transactions."

Unanticipated litigation or negative developments in pending litigation or with respect to other contingencies may adversely affect our financial condition and results of operations.

        We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. If decided adversely to the Company, these legal proceedings, or others that could be brought against us in the future, may adversely affect our financial position or prospects. For further detailed discussion of pending litigation, please see Note 12 "Commitment and Contingencies—Litigation matters".

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

        The Mexican economy is highly sensitive to economic developments in the United States, mainly because of its high level of exports to this market. Gross domestic product grew by 2.3% in 2016, 1.7% in 2017 and is expected to grow 2.3% in 2018. Other risks in Mexico are increases in taxes on the mining sector and higher royalties as was enacted in 2013. As has occurred in other metal producing countries, the mining industry may be perceived as a source of additional fiscal revenue.

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

        Although the U.S. dollar is our functional currency and our revenues are primarily denominated in U.S. dollars, as we operate in Peru, portions of our operating costs are denominated in Peruvian soles. Accordingly, when inflation or deflation in Peru is not offset by a change in the exchange rate of the sol, our financial position, results of operations, cash flows and the market price of our common stock could be affected.

        Over the past several years, Peru has experienced one of its best economic periods. Inflation in 2017, 2016 and 2015 was 1.5%, 3.2% and 4.4%, respectively. The value of the sol has appreciated against the U.S. dollar 3.4% and 1.6% in 2017 and 2016, respectively, and it has depreciated 14.2% in 2015. Although the Peruvian government's economic policy reduced inflation and the economy has experienced significant growth in recent years, we cannot assure you that inflation will not increase from its current level or that such growth will continue in the future at similar rates or at all. Additionally a global financial economic crisis, could negatively affect the Peruvian economy.

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

        Although all of our Mexican operations' sales of metals are priced and invoiced in U.S. dollars, a substantial portion of its costs are denominated in pesos. Accordingly, when inflation in Mexico increases without a corresponding depreciation of the peso, the net income generated by our Mexican operations is adversely affected. The annual inflation rate in Mexico was 6.8% in 2017, 3.4% in 2016 and 2.1% in 2015.

        At the same time, the peso has been subject in the past to significant volatility, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso relative to the U.S. dollar increased by 4.5% in 2017, and decreased by 20.1% in 2016 and 16.9% in 2015.

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

Developments in the United States, Europe and emerging market countries may adversely affect the Company business, our common stock price and our debt securities.

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

        In addition, in recent years economic conditions in Mexico have increasingly become correlated to U.S. economic conditions. Therefore, changes in economic policies and conditions in the United States could also have a significant adverse effect on Mexican economic conditions, affecting our business, the price of our common stock or debt securities. In 2017, the United States, Canada and Mexico began a discussion leading towards an update of the North American Free Trade Agreement ("NAFTA"). As of January 2018, six rounds of discussions have taken place and more than thirty issues are being discussed.

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

KEY PRODUCTION CAPACITY DATA

        All production facilities are owned by us. The following table sets forth as of December 31, 2017, the locations of production facilities by reportable segment, the processes used, as well as the key production and capacity data for each location:

Facility Name	Location	Process	Nominal Capacity(1)	2017 Production	2017 Capacity Use(4)
PERUVIAN OPEN-PIT UNIT
Mining Operations
Cuajone open-pit mine	Cuajone (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	90.0 ktpd—ore milled	82.4	91.5%
Toquepala open-pit mine	Toquepala (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	60.0 ktpd—ore milled	57.1	95.2%
Toquepala SX-EW plant	Toquepala (Peru)	Leaching, solvent extraction and cathode electrowinning	56.0 ktpy—refined	25.1	44.8%
Processing Operations
Ilo copper smelter	Ilo (Peru)	Copper smelting, blister, anodes production	1,200.0 ktpy—concentrate feed	1,153.5	96.1%
Ilo copper refinery	Ilo (Peru)	Copper refining	280 ktpy—refined cathodes	291.4	104.1%
Ilo acid plants	Ilo (Peru)	Sulfuric acid	1,050 ktpy—sulfuric acid	1,119.6	106.6%
Ilo precious metals refinery	Ilo (Peru)	Slime recovery & processing, gold & silver refining	320 tpy	372.6	116.4%

Facility Name	Location	Process	Nominal Capacity(1)	2017 Production	2017 Capacity Use(4)
MEXICAN OPEN-PIT UNIT
Mining Operations
Buenavista open-pit mine Concentrator 1	Sonora (Mexico)	Copper ore milling & recovery, copper concentrate production	82.0 ktpd—milling	81.8	99.7%
Buenavista open-pit mine Concentrator 2	Sonora (Mexico)	Copper ore milling & recovery, copper concentrate production	100.0 ktpd—milling	107.6	107.6%
Buenavista SX-EW I plant	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	11.0 ktpy—refined	—	—%
Buenavista SX-EW II plant	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	43.8 ktpy—refined	11.2	25.5%
Buenavista SX-EW III plant	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	120.0 ktpy—refined	100.6	83.8%
La Caridad open-pit mine	Sonora (Mexico)	Copper ore milling & recovery, copper & molybdenum concentrate production	94.5 ktpd—milling	94.9	100.4%
La Caridad SX-EW plant	Sonora (Mexico)	Leaching, solvent extraction & cathode electrowinning	21.9 ktpy—refined	28.4	129.7%
Processing Operations
La Caridad copper smelter	Sonora (Mexico)	Concentrate smelting, anode production	1,000 ktpy—concentrate feed	998.0	99.8%
La Caridad copper refinery	Sonora (Mexico)	Copper refining	300 ktpy copper cathode	228.0	76.0%
La Caridad copper rod plant	Sonora (Mexico)	Copper rod production	150 ktpy copper rod	133.0	88.7%
La Caridad precious metals refinery	Sonora (Mexico)	Slime recovery & processing, gold & silver refining	1.8 ktpy—slime	1.0	55.6%
La Caridad sulfuric acid plant	Sonora (Mexico)	Sulfuric acid	1,565.5 ktpy—sulfuric acid	976.4	62.4%
IMMSA UNIT
Underground mines
Charcas	San Luis Potosi (Mexico)	Copper, zinc, lead milling, recovery & concentrate production	1,460 ktpy—ore milled	1,249.52	85.6%
San Martin(2)	Zacatecas (Mexico)	Lead, zinc, copper & silver mining, milling recovery & concentrate production	1,606 ktpy—ore milled	—	—%
Santa Barbara	Chihuahua (Mexico)	Lead, copper and zinc mining & concentrates production	2,190 ktpy—ore milled	1,337.4	61.1%
Santa Eulalia	Chihuahua (Mexico)	Lead & zinc mining and milling recovery & concentrate production	547.5 ktpy—ore milled	283.9	51.9%
Taxco(2)	Guerrero (Mexico)	Lead, zinc silver & gold mining recovery & concentrate production	730 ktpy—ore milled	—	—%
Nueva Rosita coal & coke complex(3)	Coahuila (Mexico)	Clean coal production	900 ktpy clean coal	66.0	7.3%
			100 ktpy coke	45.0	45.0%
Processing Operations
San Luis Potosi zinc refinery	San Luis Potosi (Mexico)	Zinc concentrates refining	105.0 ktpy zinc cathode	104.4	99.4%
San Luis Potosi sulfuric acid plant	San Luis Potosi (Mexico)	Sulfuric acid	180.0 ktpy sulfuric acid	180.6	100.3%

ktpd = thousands of tons per day
ktpy = thousands of tons per year
Tpy = tons per year

(1)
Our estimates of actual capacity under normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content for the relevant period.

(2)
The Taxco and San Martin mines have been on strike since July 2007.

(3)
At December 31, 2017, the coal reserves for the Nueva Rosita coal plant were 94.9 million tons with average sulfur content of 1.38% and a BTU content of 10,022 per pound.

(4)
In some cases, real production exceeds the nominal capacity due to higher grades and recovery rates.

PROPERTY BOOK VALUE

        At December 31, 2017, net book values of property are as follows (in millions):

Peruvian operations:
Cuajone	$453.5
Toquepala	861.0
Tia Maria project	353.9
Ilo and other support facilities	612.6
Construction in progress	1,518.9

Total	$3,799.9

Mexican open-pit operations:
Buenavista	$3,591.8
La Caridad	785.1
Construction in progress	271.6

Total	$4,648.5

Mexican IMMSA unit:
San Luis Potosi	$97.3
Zinc electrolytic refinery	79.9
Charcas	62.3
San Martin	28.2
Santa Barbara	65.9
Taxco	2.4
Santa Eulalia	30.2
Nueva Rosita	8.7
Construction in progress and other facilities	58.9

Total	$433.8

Other property:
El Pilar	$86.7
Mexicana del Arco	42.7

Total	$129.4

Mexican administrative offices	$88.0
Total Southern Copper Corporation	$9,099.6

SUMMARY OPERATING DATA

        The following table sets out certain operating data underlying our financial and operating information for each of the periods indicated.

				Variance
	Year Ended December 31,			2017 - 2016		2016 - 2015
	2017	2016	2015	Volume	%	Volume	%
COPPER (thousand pounds):
Mined
Peru open-pit
Toquepala	271,056	256,894	263,291	14,162	5.5%	(6,397)	(2.4)%
Cuajone	348,562	377,978	392,835	(29,416)	(7.8)%	(14,857)	(3.8)%
SX-EW Toquepala	55,320	54,851	53,279	469	0.9%	1,572	3.0%
Mexico open-pit
La Caridad	234,287	231,373	228,974	2,914	1.3%	2,399	1.0%
Buenavista	703,072	696,681	357,157	6,391	0.9%	339,524	95.1%
SX-EW La Caridad	62,586	62,406	59,883	180	0.3%	2,523	4.2%
SX-EW Buenavista	246,426	289,705	270,268	(43,279)	(14.9)%	19,437	7.2%
IMMSA unit	12,094	14,171	12,330	(2,077)	(14.7)%	1,841	14.9%

Total Mined	1,933,403	1,984,059	1,638,017	(50,656)	(2.6)%	346,042	21.1%

Smelted
Peru open-pit
Blister Ilo	3,953	2,048	6,174	1,905	93.0%	(4,126)	(66.8)%
Anodes Ilo	762,460	711,137	747,131	51,323	7.2%	(35,994)	(4.8)%
Mexico open-pit
Anodes La Caridad	595,717	590,492	564,938	5,225	0.9%	25,554	4.5%

Total Smelted	1,362,130	1,303,677	1,318,243	58,453	4.5%	(14,556)	(1.1)%

Refined
Peru Open-pit
Cathodes Ilo	642,367	595,652	618,587	46,715	7.8%	(22,935)	(3.7)%
SX-EW Toquepala	55,320	54,851	53,279	469	0.9%	1,572	3.0%
Mexico Open-pit
Cathodes La Caridad	502,783	494,175	470,369	8,608	1.7%	23,806	5.1%
SX-EW La Caridad	62,586	62,406	59,883	180	0.3%	2,523	4.2%
SX-EW Buenavista	246,426	289,705	270,268	(43,279)	(14.9)%	19,437	7.2%

Total Refined	1,509,482	1,496,789	1,472,386	12,693	0.8%	24,403	1.7%

Rod Mexico Open-pit—La Caridad	293,435	318,604	304,634	(25,169)	(7.9)%	13,970	4.6%

SILVER (thousand ounces)
Mined
Peru Open-pit
Toquepala	1,779	1,586	1,613	193	12.2%	(27)	(1.7)%
Cuajone	2,390	2,178	2,269	212	9.7%	(91)	(4.0)%
Mexico Open-pit
La Caridad	2,009	1,967	2,044	42	2.1%	(77)	(3.8)%
Buenavista	4,988	4,819	2,367	169	3.5%	2,452	103.5%
IMMSA unit	4,760	5,622	4,995	(862)	(15.3)%	627	12.6%

Total Mined	15,926	16,172	13,288	(246)	(1.5)%	2,884	21.7%

Refined
Peru—Ilo	3,953	3,295	3,408	658	20.0%	(113)	(3.3)%
Mexico—La Caridad	7,152	8,260	7,659	(1,108)	(13.4)%	601	7.9%
IMMSA unit	2,583	3,641	2,571	(1,058)	(29.0)%	1,070	41.6%

Total Refined	13,688	15,196	13,638	(1,508)	(9.9)%	1,558	11.4%

MOLYBDENUM (thousand pounds)
Mined
Toquepala	9,224	13,942	17,469	(4,718)	(33.8)%	(3,527)	(20.2)%
Cuajone	8,259	8,655	9,797	(396)	(4.6)%	(1,142)	(11.7)%
Buenavista	7,636	3,472	2,071	4,164	119.9%	1,401	67.7%
La Caridad	21,900	21,850	22,136	50	0.2%	(286)	(1.3)%

Total Mined	47,019	47,919	51,473	(900)	(1.9)%	(3,554)	(6.9)%

ZINC (thousand pounds)
Mined IMMSA	151,380	163,107	136,447	(11,727)	(7.2)%	26,630	19.5%
Refined IMMSA	230,166	233,894	221,732	(3,728)	(1.6)%	12,162	5.5%

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

        In 2016, as part of the slope stability upgrade study, a geotechnical and hydrological oriented drill program of 3,470 meters was executed at the Toquepala mine. This program was conducted in order to complement the study and to get a better understanding of the behavior of the rock mass. The geotechnical drilling program involved 11 diamond drill holes, six geotechnical drills and five hydrogeological drills, all of them with geological and geotechnical logging. During the execution of these hydrogeological drills, permeability tests in the rock were executed as well as slug tests and constant load tests. Additionally, instrumentation was implemented with five vibrating wire piezometers for the monitoring of water table and to give support to the hydrogeological model. Also in 2016, the external mining consultants began the report for phase three of this study, which was concluded in 2017. They submitted and updated the block models of inter-ramp angles, the model of rock mass, the hydrogeological model and the 3D structural model. In addition, fieldwork continued on the "Slope Stability Analysis in Deposits of Waste and Leachable Material" study by executing geophysical tests, sampling and laboratory tests of soil mechanics. In recent years, we have destined efforts for the development of stability studies of slopes of the pit, dumps and leachable deposits and tailings; thus guaranteeing the safety of personnel and equipment, the continuity of the operations, and complying with Peruvian regulations.

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

        In 2013, the Board of Directors approved a project to improve slope stability at the south area of the Cuajone mine, which will remove approximately 148 million tons of waste material in order to improve the mine design without reducing our actual production level. As of December 31, 2017, 86.8 million tons of waste material have been removed. For further information see Item 7 "Management Discussion and Analysis—Capital Investment Program."

        In 2017, we installed three vibration monitoring stations and ten digital extensometers to monitor surface deformations on waste dumps in real time. We also completed the detailed engineering for the construction of the coronation channel in the west Torata waste dump.

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

        The table below sets forth 2017, 2016 and 2015 production information for our Cuajone operations:

					Variance 2017 - 2016
		2017	2016	2015	Volume	%
Mine annual operating days		365	366	365
Mine
Total ore mined	(kt)	29,769	30,825	30,956	(1,056)	(3.4)%
Copper grade	(%)	0.617	0.649	0.666	(0.032)	(4.9)%
Leach material mined	(kt)	—	—	—	—	—
Leach material grade	(%)	—	—	—	—	—
Stripping ratio	(x)	4.01	4.68	5.19	(0.67)	(14.3)%
Total material mined	(kt)	149,265	175,009	191,651	(25,744)	(14.7)%
Concentrator
Total material milled	(kt)	29,751	30,681	31,093	(930)	(3.0)%
Copper recovery	(%)	86.10	86.12	86.09	(0.02)	(0.0)%
Copper concentrate	(kt)	607.5	656.5	694.6	(49.0)	(7.4)%
Copper in concentrate	(kt)	158.1	171.4	178.2	(13.3)	(7.8)%
Copper concentrates average grade	(%)	26.03	26.11	25.65	(0.08)	(0.3)%
Molybdenum
Molybdenum grade	(%)	0.019	0.019	0.021	—	—
Molybdenum recovery	(%)	66.62	68.60	69.48	(1.98)	(2.9)%
Molybdenum concentrate	(kt)	6.9	7.1	8.2	(0.2)	(3.1)%
Molybdenum concentrate average grade	(%)	54.16	55.01	53.99	(0.85)	(1.5)%
Molybdenum in concentrate	(kt)	3.7	3.9	4.4	(0.2)	(4.6)%

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

Mine exploration

        Exploration activities during the drill campaign in 2017 were as follows:

Studies	Meters	Holes	Notes
Infill drilling	3,623	12	To obtain additional information to improve confidence in our block model.
Geotechnical	362	2	To confirm the continuity of major structures.

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

        A major mill expansion was completed in 1999 and the eleventh primary mill was put in operation in January 2008. In December 2013, the high pressure grinding roll was put in operation. At the end of 2016, the Larox filter press for molybdenum concentrate began operations. The new overland primary crusher and a new tailings thickener are expected to start operations in early 2018.

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

        The table below sets forth 2017, 2016 and 2015 production information for our Toquepala operations:

					Variance 2017 - 2016
		2017	2016	2015	Volume	%
Mine annual operating days		365	366	365
Mine
Total ore mined	(kt)	20,411	19,940	20,150	471	2.4%
Copper grade	(%)	0.663	0.647	0.643	0.016	2.5%
Leach material mined	(kt)	85,048	78,485	54,440	6,563	8.4%
Leach material grade	(%)	0.201	0.191	0.158	0.01	5.2%
Stripping ratio	(x)	8.98	9.48	8.58	(0.50)	(5.3)%
Total material mined	(kt)	203,778	209,064	193,013	(5,286)	(2.5)%
Concentrator
Total material milled	(kt)	20,392	20,071	20,272	321	1.6%
Copper recovery	(%)	90.94	89.73	91.62	1.21	1.4%
Copper concentrate	(kt)	451.9	424.5	429.0	27.4	6.5%
Copper in concentrate	(kt)	122.9	116.5	119.4	6.4	5.5%
Copper concentrate average grade	(%)	27.21	27.45	27.84	(0.24)	(0.9)%
SX-EW plant
Estimated leach recovery	(%)	24.62	25.29	25.88	(0.67)	(2.7)%
SX-EW cathode production	(kt)	25.1	24.8	24.2	0.3	1.2%
Molybdenum
Molybdenum grade	(%)	0.029	0.043	0.054	(0.014)	(32.6)%
Molybdenum recovery	(%)	69.69	73.61	72.70	(3.92)	(5.3)%
Molybdenum concentrate	(kt)	7.5	11.3	14.1	(3.8)	(33.6)%
Molybdenum concentrate average grade	(%)	55.76	55.96	56.14	(0.20)	(0.4)%
Molybdenum in concentrate	(kt)	4.2	6.3	7.9	(2.1)	(33.3)%

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

Mine Exploration

        Exploration activities during the drill campaign in 2017 were as follows:

Studies	Meters	Holes	Notes
Ore and leach confirmation to reserves and phases	20,837	32	To confirm the continuity of the ore and leach material.
Study of Slopes Stability Instability-South east	140	1	To define the potential depth of instability.
Exploration geotechnical and hydrogeological drill	4,142	11	To define rock mass quality and hydrogeological behavior.

Total	25,119	44

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

        The table below sets forth 2017, 2016 and 2015 production and sales information for our Ilo smelter plant:

					Variance 2017 - 2016
Smelter		2017	2016	2015	Volume	%
Concentrate smelted	(kt)	1,153.5	1,070.6	1,143.7	82.9	7.7%
Average copper recovery	(%)	97.4	97.4	97.4	—	—
Anode production	(kt)	346.6	323.3	339.7	23.3	7.2%
Average anode grade	(%)	99.77	99.77	99.76	—	—
Blister production	kt	1.8	0.9	2.8	0.9	92.8%
Average blister grade	(%)	99.32	99.23	99.31	0.09	0.1%
Sulfuric acid produced	(kt)	1,119.6	1,036.3	1,104.7	83.3	8.0%

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

        The table below sets forth 2017, 2016 and 2015 production and sales information for our Ilo refinery and precious metals plants:

					Variance 2017 - 2016
Refinery		2017	2016	2015	Volume	%
Cathodes produced	(kt)	291.4	270.2	280.6	21.2	7.8%
Average copper grade	(%)	99.999	99.998	99.998	0.001	0.0%
Refined silver produced	(000 Kg)	123.0	102.5	106.0	20.5	20.0%
Refined gold produced	(kg)	237.7	209.9	190.9	27.8	13.2%
Commercial grade selenium produced	(tons)	49.2	48.7	54.4	0.5	1.1%

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

        Following is a map indicating the approximate location of, and access to, our Mexican open-pit mine complexes, as well as our processing facilities:

Tucson
Benson
Tombstone
EEUU
MEXICO
Nogales
Nogales
Agua Prieta
Cananea
BUENAVISTA MINE
LA CARIDAD MINE
Caborca
Imuris
Bacoachi
Santa Ana
Nacozari de Garcia
SONORA
CHIHUAHUA
Moctezuma
Ures
Mazocahui
Hermosillo

UNITED STATES OF AMERICA
LEGEND
MINES
INTERNATIONAL BORDER
STATE LIMIT
CAPITAL CITY
110°
100°
BUENAVISTA MINE
LA CARIDAD MINE
Hermosillo
Chihuahua
Gulf of California
26°
26°
Pacific Ocean
Gulf of México
México City
N
16°
16°
0 100 200 Kms
110°
100°

MAP SHOWING LOCATION AND ACCESS TO LA CARIDAD AND BUENAVISTA DEL COBRE FACILITIES	Date: January, 2018 Graphic Scale

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

        We have concluded our $3.5 billion investment program in Mexico and all of the projects of this program are in full operation. The program included a third SX-EW plant, completed in June 2014, with a rated annual capacity of 120,000 tons of copper. A new concentrator, completed in 2015, with an annual copper production capacity of 188,000 tons. The program includes two molybdenum plants with a combined annual capacity of 4,600 tons. The first plant was completed in 2013 and the second one, in 2016. Additionally, the program included the Crushing, Conveying and Spreading System for Leachable Ore (Quebalix IV), which has been completed on time and under budget and is currently operating steadily. This project will reduce mining costs as well as increase SX-EW copper recovery, allowing the Buenavista unit to reach its copper production capacity of 500,000 tons.

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

        The following table shows 2017, 2016 and 2015 production information for Buenavista:

					2017 - 2016 Variance
		2017	2016	2015	Volume	%
Mine annual operating days		365	366	365
Mine:
Total ore mined	(kt)	69,773	66,328	33,726	3,445	5.2%
Copper grade	(%)	0.547	0.566	0.593	(0.019)	(3.4)%
Leach material mined	(kt)	157,802	123,738	150,546	34,064	27.5%
Leach material grade	(%)	0.261	0.281	0.293	(0.020)	(7.1)%
Stripping ratio	(x)	3.14	2.88	6.23	0.26	9.0%
Total material mined	(kt)	288,716	257,395	282,954	31,321	12.2%
Concentrator:
Total material milled	(kt)	69,294	66,112	33,141	3,182	4.8%
Copper recovery	(%)	84.12	84.50	82.50	(0.38)	(0.5)%
Copper concentrate	(kt)	1,361.8	1,329.6	705.0	32.2	2.4%
Copper in concentrate	(kt)	319.0	316.0	162.0	3.0	1.0%
Copper concentrate average grade	(%)	23.42	23.77	22.98	(0.35)	(1.5)%
SX-EW plant
Estimated leach recovery	(%)	70.00	70.77	47.78	(0.77)	(1.1)%
SX-EW cathode production	(kt)	111.8	131.4	122.5	(19.6)	(14.9)%
Molybdenum
Molybdenum grade	(%)	0.013	0.013	0.013	—	—
Molybdenum recovery	(%)	39.85	25.11	25.55	14.74	58.7%
Molybdenum concentrate	(kt)	6.74	3.19	1.87	3.55	111.3%
Molybdenum concentrate average grade	(%)	51.38	49.45	50.25	1.93	3.9%
Molybdenum in concentrate	(kt)	3.46	1.58	0.94	1.88	119.0%

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

Mine Exploration

        In-fill core drilling was conducted in 2011 at the Buenavista zinc-copper-silver deposit, including directional drilling for geotechnical purposes. A deep drilling campaign was initiated in 2011 to explore the extent of the deposit at depth, drilling a total of 3,860 meters in 2012. For short-term mine planning, 6,652 meters were drilled to confirm copper grade and metallurgical recoveries. Also, in 2011, a condemnation drilling program was initiated to define areas for future infrastructure, as well as areas where leach and waste dumps will be deposited. A total of 28,369 meters of core drilling were completed in 2011. A geohydrology program was initiated in 2011 to explore the possibility of groundwater sources within the mine limits, and a total of 29,750 meters of diamond drilling were drilled in 2012. In addition, 3,797 meters were drilled for water monitoring wells. We did not have a drilling campaign in 2013. In 2014, we performed a drilling program of 20,000 meters in order to verify the reserves. In 2015, we complied with our drilling program target of 15,000 meters to define reserves and to confirm copper and molybdenum grades. For 2018, we plan to drill 10,000 meters to further define reserves and confirm grades.

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

        The table below sets forth 2017, 2016 and 2015 production information for La Caridad:

					Variance 2017 - 2016
		2017	2016	2015	Volume	%
Mine annual operating days		365	366	365
Mine
Total ore mined	(kt)	34,699	34,648	34,445	51	0.1%
Copper grade	(%)	0.360	0.355	0.351	0.005	1.4%
Leach material mined	(kt)	36,540	41,342	32,758	(4,802)	(11.6)%
Leach material grade	(%)	0.230	0.228	0.244	0.002	0.9%
Stripping ratio	(x)	1.84	1.84	1.74	—	—
Total material mined	(kt)	98,534	98,435	94,283	99	0.1%
Concentrator
Total material milled	(kt)	34,548	34,539	34,468	9	0.0%
Copper recovery	(%)	85.51	85.66	85.76	(0.15)	(0.2)%
Copper concentrate	(kt)	443.3	447.1	455.2	(3.8)	(0.8)%
Copper in concentrate	(kt)	106.3	104.9	103.9	1.4	1.3%
Copper concentrate average grade	(%)	23.98	23.47	22.81	0.51	2.2%
SX-EW plant
Estimated leach recovery	(%)	38.16	38.26	38.57	(0.10)	(0.3)%
SX-EW cathode production	(kt)	28.39	28.31	27.16	0.08	0.3%
Molybdenum
Molybdenum grade	(%)	0.035	0.035	0.036	—	—
Molybdenum recovery	(%)	82.50	81.15	81.62	1.35	2.5%
Molybdenum concentrate	(kt)	18.3	18.7	18.9	(0.4)	(2.1)%
Molybdenum concentrate average grade	(%)	54.31	52.96	53.76	1.35	22.5%
Molybdenum in concentrate	(kt)	9.9	9.9	10.0	—	—

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

        In 2008, La Caridad finished a large exploration program of 50,000 meters. The target was to reach to the 900 level in order to reduce the drilling space and to define the copper and molybdenum mineralization continuity and also carry out metallurgical testing for the flotation and leaching processes. There was no exploration program in 2009, 2011 and 2013. In 2012 we drilled 10,000 meters and further defined the extent of the copper and molybdenum mineralization. From 2014 to 2017 we drilled 96 diamond drill holes equivalent to 38,984 meters in order to define a high grade ore body located in the south western edge of the pit (Bella Union location).

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

SX-EW Plant

        Approximately 835.5 million tons of leaching ore with an average grade of approximately 0.243% copper have been extracted from the La Caridad open-pit mine and deposited in leaching dumps from May 1995 to December 31, 2017. All copper ore with a grade lower than the mill cut-off grade 0.30%, but higher than 0.15% copper, is delivered to the leaching dumps. In 1995, we completed the construction of a SX-EW facility at La Caridad that has allowed processing of this ore and certain leach ore reserves that were not mined and has resulted in a reduction in our copper production costs. The SX-EW facility has an annual design capacity of 21,900 tons of copper cathodes.

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

        The table below sets forth 2016, 2015 and 2014 production information for the La Caridad processing facilities:

					Variance 2017 - 2016
		2017	2016	2015	Volume	%
Smelter
Total copper concentrate smelted	(kt)	997.7	1,004.8	933.4	(7.1)	(0.7)%
Anode copper production	(kt)	271.8	269.5	257.9	2.3	0.9%
Average copper content in anode	(%)	99.41	99.38	99.34	0.03	0.0%
Average smelter recovery	(%)	97.4	96.8	98.3	0.6	0.6%
Sulfuric acid production	(kt)	976.4	1,007.9	972.4	(31.5)	(3.1)%
Refinery
Refined cathode production	(kt)	228.1	224.2	213.4	3.9	1.7%
Refined silver production	(000 kg)	222.5	256.9	238.2	(34.4)	(13.4)%
Refined gold production	(Kg)	1,264.2	4,805.8	4,578.5	(3,541.6)	(73.7)%
Rod Plant
Copper rod production	(kt)	133.1	144.5	138.2	(11.4)	(7.9)%

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

        The table below sets forth 2017, 2016 and 2015 production information for our Mexican IMMSA unit:

					Variance 2017 - 2016
		2017	2016	2015	Volume	%
Average annual operating days(*)		352	353	234
Total material mined and milled	(kt)	2,871	3,031	2,631	(161)	(5.3)%
Zinc:
Zinc average ore grade	(%)	2.76	2.81	2.68	(0.05)	(1.8)%
Zinc average recovery	(%)	86.75	86.93	87.88	(0.18)	(0.2)%
Zinc concentrate produced	(kt)	129.2	140.0	115.0	(10.8)	(7.5)%
Zinc concentrate average grade	(%)	53.13	52.96	53.81	0.17	0.3%
Zinc in concentrate	(kt)	68.7	73.9	61.9	(5.2)	(7.2)%
Lead:
Lead average ore grade	(%)	0.95	1.00	0.96	(0.05)	(4.7)%
Lead average recovery	(%)	73.91	80.41	82.05	(6.50)	(8.1)%
Lead concentrate produced	(kt)	33.6	40.7	32.8	(7.1)	(17.4)%
Lead concentrate average grade	(%)	60.29	59.88	63.15	0.41	0.7%
Lead in concentrate	(kt)	20.2	24.4	20.7	(4.2)	(17.2)%
Copper:
Copper average ore grade	(%)	0.35	0.37	0.38	(0.02)	(6.3)%
Copper average recovery	(%)	54.65	56.83	55.32	(2.18)	(3.8)%
Copper concentrate produced	(kt)	21.3	24.9	23.5	(3.6)	(14.5)%
Copper concentrate average grade	(%)	25.71	25.86	23.82	(0.15)	(0.6)%
Copper in concentrate	(kt)	5.5	6.4	5.6	(0.9)	(14.1)%
Silver:
Silver average ore grade	(ounces)	2.19	2.35	2.31	(0.16)	(6.4)%
Silver average recovery	(%)	75.72	79.41	81.53	(3.69)	(4.7)%
Silver concentrate average grade	(%)	25.8	30.4	29.2	(1.6)	(5.8)%
Silver in concentrates	((000) ounces)	4,759.9	5,622.0	4,995.0	(862.1)	(15.3)%

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

        Mine exploration in 2015 included 32,144 meters of surface drilling and 20,536 meters from underground stations, which increased our reserves by 3,089,797 tons. For 2016, it included 20,000 meters of surface drilling and 20,754 meters from underground stations, which increased our reserves by 1,778,728 tons. For 2017, it included 5,999 meters of surface drilling and 23,098 meters from underground stations, which increased our reserves by 2,004,577 tons. For 2018, 31,757 meters of diamond drilling are planned to identify additional reserves.

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

        Mine exploration in 2015 included 5,977 meters of surface drilling and 16,609 meters from underground stations, which increased our reserves by 1,135,750 tons. For 2016, it included 14,300 meters from underground stations, which increased our reserves by 1,416,756 tons. For 2017, it included 2,571 meters of surface drilling and 11,838 meters from underground stations, which increased our reserves by 613,872 tons. For 2018, 13,750 meters of diamond drilling are planned to identify additional reserves.

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

        Mine exploration in 2015 included 3,014 meters from underground stations, which increased our reserves by 64,800 tons. For 2017, it included 936 meters from underground stations, which increased our reserves by 60,525 tons. For 2018, 5,053 meters of diamond drilling are planned to identify additional reserves.

        In the third quarter of 2014, the Santa Eulalia mine suspended operations due to a flooding in the area brought on by the failure of a dike caused by excess water pressure. Production was restored in November 2015.

San Martin and Taxco

        San Martin and Taxco have been on strike since July 2007. Please see Note 12 "Commitments and Contingencies—Labor matters" to our consolidated financial statements.

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

        There was no mine exploration drilling in San Martin and Taxco during the three years ended December 31, 2017 because of the strikes.

Processing Facilities—San Luis Potosi

        Our San Luis Potosi electrolytic zinc refinery is located in the city of San Luis Potosi, in the state of San Luis Potosi, Mexico. The city of San Luis Potosi is connected to our refinery by a major highway.

Zinc Refinery

        The San Luis Potosi electrolytic zinc refinery was built in 1982 and was designed to produce 105,000 tons of refined zinc per year by treating up to 200,000 tons of zinc concentrate from our own mines, principally Charcas, which is located 113 kilometers from the refinery. The refinery produces special high grade zinc (99.995%), high grade zinc (over 99.9%) and zinc-based alloys with aluminum, lead, copper or magnesium in varying quantities and sizes depending on market demand. Refined silver and gold production is obtained from tolling services provided by a third party mining company.

        The electrolytic zinc refinery has an acid plant, a steam recovery boiler and a roaster. There is also a calcine processing area with five leaching stages: neutral, hot acid, intermediate acid, acid, purified fourth and jarosite, as well as two stages for solution purifying.

        The table below sets forth 2017, 2016 and 2015 production information for our San Luis Potosi zinc refinery:

					Variance 2017 - 2016
		2017	2016	2015	Volume	%
Total zinc concentrate treated	(kt)	202.3	202.0	191.7	0.3	0.2%
Refined zinc produced	(kt)	104.4	106.1	100.5	(1.7)	(1.6)%
Sulfuric acid produced	(kt)	180.6	181.3	183.7	(0.7)	(0.4)%
Refined silver produced	(kt)	14.5	10.5	11.3	4.0	38.1%
Refined gold produced	(k)	17.8	14.4	14.0	3.4	23.6%
Refined cadmium produced	(kt)	0.6	0.7	0.6	(0.1)	(14.3)%
Average refinery recovery	(%)	94.3	93.8	93.7	0.5	0.5%

kt = thousand tons

Nueva Rosita Coal and Coke Complex

        The Nueva Rosita coal and coke complex began operations in 1924 and is located in the state of Coahuila, Mexico, on the outskirts of the city of Nueva Rosita near the Texas border. It includes (a) an underground coal mine, which has been closed since 2006; (b) an open-pit mine with a yearly capacity of approximately 350,000 tons of coal; (c) a coal washing plant with a capacity of 900,000 tons per year that produces high quality clean coal; and d) a re-engineered and modernized 21 ovens coke facility capable of producing 100,000 tons of coke per year (metallurgical, nut and fine) of which, 95,000 tons are metallurgical coke. There is also a by-product plant to clean the coke gas oven in which tar, ammonium sulfate and light crude oil are recovered. There are also two boilers, which produce 80,000 pounds of steam that is used in the by-products plant. In September 2017, a decision was made to close the coke plant, and initiate the cleaning and remediation process.

Carbon mine exploration

        In Coahuila, an intensive exploration program of diamond drilling has identified two additional areas, Esperanza with a potential for more than 30 million tons of "in place" mineralized coal and Guayacan with a potential for 15 million tons of "in place" mineralized coal, that could be used for a future coal-fired power plant. In 2015, we drilled 3,046 meters and increased our reserves by 465,509 tons. In 2016, we drilled 1,052 meters and finished the last stage of exploration in two areas for open pit, San Jose y Cuatro y medio, and increased reserves by 607,532. In 2017, we did not undertake exploration activites.

        The table below sets forth 2017, 2016 and 2015 production information for our Nueva Rosita coal and coke complex:

					Variance 2017 - 2016
		2017	2016	2015	Volume	%
Coal mined—open-pit	(kt)	132.7	194.3	248.5	(61.6)	(31.7)%
Average BTU content	BTU/Lb	10,022	9,485	9,485	537	5.7%
Average percent sulfur	%	1.38	1.49	1.49	(0.11)	(7.4)%
Clean coal produced	(kt)	66.4	86.2	114.3	(19.8)	(23.0)%
Coke tonnage produced	(kt)	45.4	71.7	97.5	(26.3)	(36.7)%
Average realized price—Coal	($ per ton)	29.2	40.2	39.9	(11.0)	(27.4)%
Average realized price—Coke	($ per ton)	233.0	215.0	250.0	18.0	5.7%

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

        Our proven and probable ore reserve estimates are based on engineering evaluations of assay values derived from the sampling of drill holes and other openings. We believe that the samplings taken are spaced at intervals close enough and the geological characteristics of the deposits are sufficiently well defined to render the estimates reliable. The ore reserves estimates include assessments of the resource, mining and metallurgy, as well as economic, marketing, legal, environmental, governmental, social and other necessary considerations.

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

        Pursuant to SEC guidance, the reserves information in this report are calculated using average metals prices over the most recent three years unless otherwise stated. We refer to these three-year average metals prices as "current prices." Our current prices for copper are calculated using prices quoted by COMEX, and our current prices for molybdenum are calculated according to Platt's Metals Week. Unless otherwise stated, reserves estimates in this report use $2.50 per pound for copper and $7.07 per pound for molybdenum, both current prices as of December 31, 2017. The current prices for copper and molybdenum were $2.61 and $8.10 as of December 31, 2016 and $2.99 and $9.38 as of December 31, 2015, respectively.

        For internal ore reserve estimation, our management uses long-term metal price assumptions for copper and molybdenum, which are intended to approximate average prices over the long term. At December 31, 2017, we consider $2.90 per pound of copper and $7.50 per pound of molybdenum. At December 31,2016, we considered $2.90 per pound of copper and $6.50 per pound of molybdenum.

        The average metal prices over the last 10 and 15 years periods and the continued positive outlook for these metals have led us to use these prices. For other forecast and planning purposes, particularly related to merger and acquisition activities, our management considers other price scenarios. These changes, however, do not affect the preparation of our financial statements.

        For the years 2017, 2016 and 2015, we have used reserve estimates based on current average prices as of the most recent three years then ended to determine amortization of mine development and intangible assets.

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

Cuajone mine—Edgar A. Peña Valenzuela, Mine Engineering Superintendent
Toquepala mine—Wilbert Perez, Mine Engineering Superintendent

Tia Maria project:

Jaime Arana Murriel, Investment Projects Leaching Manager

Mexican open-pit:

La Caridad Mine—Gilberto Quintana, Mine Manager (with support of Hexagon Mining)
Buenavista mine—Jesus Molinares, Engineering and Mine Planning Superintendent

IMMSA unit:

Santa Barbara—Raul Guerrero Valdez, Manager
Charcas—Juan J. Aguilar, Planning and Control Superintendent
Santa Eulalia—Jose Rovelo Saenz, Manager
Taxco—Jose M. Espinosa, Manager
San Martin—Maria I. Carrillo, Planning Manager

El Arco project:

Michelle P. Cerecer A., Planning Engineer (with support of Hexagon Mining)

El Pilar project:

Michelle P. Cerecer A., Planning Engineer (with support of Hexagon Mining)

Pilares project:

Michelle P. Cerecer A., Planning Engineer (with support of Hexagon Mining)

        For more information regarding our reserve estimates, please see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Ore Reserves."

Ore Reserves Estimated at Current Prices:

        The table below details our estimated proven and probable copper and molybdenum reserves at December 31, 2017 based on the last three year average market prices following SEC guidance:

	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT				DEVELOPMENT PROJECTS
	Cuajone Mine(1)	Toquepala Mine(1)	Buenavista Mine(1)	La Caridad Mine(1)	TOTAL OPEN-PIT MINES	MEXICAN IMMSA UNIT(2)	Tia Maria	El Arco	El Pilar	Pilares
Mineral Reserves
Metal prices:
Copper ($/lb.)	2.50	2.50	2.50	2.50	2.50	2.50	2.50	2.50	2.50	2.50
Molybdenum ($/lb.)	7.07	7.07	7.07	7.07	7.07			7.07
Cut-off grade	0.228%	0.242%	0.209%	0.121%	0.200%			0.221%	0.150%	0.195%
Proven
Sulfide ore reserves(kt)	1,035,113	1,854,882	2,355,862	1,611,033	6,856,890	18,227	—	1,353,678	—	10,736
Average grade:
Copper	0.581%	0.563%	0.504%	0.253%	0.473%	0.470%	—	0.446%	—	0.854%
Molybdenum	0.019%	0.034%	0.007%	0.027%	0.021%	—		0.007%
Lead	—	—	—	—	—	1.220%	—	—	—	—
Zinc	—	—	—	—	—	2.800%	—	—	—	—
Leachable material(kt)	615	743,090	2,225,252	636,312	3,605,269	—	211,187	188,556	276,962	—
Leachable material grade	0.648%	0.213%	0.192%	0.171%	0.193%	—	0.331%	0.330%	0.293%	—
Probable
Sulfide ore reserves(kt)	746,881	159,836	1,103,853	638,494	2,649,064	28,559	—	950,039	—	25,621
Average grade:
Copper	0.422%	0.373%	0.448%	0.250%	0.388%	0.520%	—	0.410%	—	0.761%
Molybdenum	0.016%	0.012%	0.007%	0.028%	0.015%	—	—	0.008%		—
Lead	—	—	—	—	—	0.870%	—	—	—	—
Zinc	—	—	—	—	—	2.840%	—	—	—	—
Leachable material(kt)	2,533	992,528	832,605	232,742	2,060,408	—	510,258	65,919	18,259	—
Leachable material grade	0.775%	0.154%	0.169%	0.162%	0.162%	—	0.371%	0.159%	0.266%	—
Total
Sulfide ore reserves(kt)	1,781,994	2,014,718	3,459,714	2,249,527	9,505,953	46,785	—	2,303,717	—	36,357
Average grade:
Copper	0.515%	0.548%	0.486%	0.252%	0.449%	0.501%	—	0.431%	—	0.788%
Molybdenum	0.018%	0.032%	0.007%	0.027%	0.019%	—	—	0.007%	—	—
Lead	—	—	—	—	—	1.006%	—	—	—	—
Zinc	—	—	—	—	—	2.824%	—	—	—	—
Leachable material(kt)	3,148	1,735,618	3,057,858	869,054	5,665,678	—	721,445	254,475	295,221	—
Leachable material grade	0.750%	0.179%	0.186%	0.169%	0.181%	—	0.359%	0.286%	0.291%	0.000%
Waste(kt)	4,819,036	7,770,720	5,508,426	1,441,730	19,539,912	—	644,868	1,997,867	446,828	180,165
Total material(kt)	6,604,178	11,521,056	12,025,998	4,560,311	34,711,543	46,785	1,366,312	4,556,059	742,049	216,522
Stripping ratio((W+L)/O)	2.71	4.72	2.48	1.03	2.65	—		0.98		4.96
Stripping ratio(W/(L+O))	2.70	2.07	0.85	0.46	1.29	—	0.89	0.78	1.51	4.96
Leachable material
Reserves in stock(kt)	17,904	1,446,708	1,530,984	835,546	3,831,142	—	—	—	—	—
Average copper grade	0.492%	0.156%	0.159%	0.244%	0.178%	—	—	—	—	—
In pit reserves:
Proven(kt)	615	743,090	2,225,252	636,312	3,605,269	—	211,187	188,556	276,962	—
Average copper grade	0.648%	0.213%	0.192%	0.171%	0.193%	—	0.331%	0.330%	0.293%	0.000%
Probable(kt)	2,533	992,528	832,605	232,742	2,060,408	—	510,258	65,919	18,259	—
Average copper grade	0.775%	0.154%	0.169%	0.162%	0.162%	—	0.371%	0.159%	0.266%	0.000%
Total leachable reserves(kt)	21,052	3,182,326	4,588,842	1,704,600	9,496,820	—	721,445	254,475	295,221	—
Average copper grade	0.531%	0.169%	0.177%	0.206%	0.180%	—	0.359%	0.286%	0.291%	0.000%
Copper contained in ore reserves in pit(kt)(3)	9,201	14,147	22,502	7,138	52,988	234	2,590	10,657	859	286

kt = Thousand tons

W= Waste, L= Leachable material; O= Ore.

(1)
The Cuajone, Toquepala, Buenavista and La Caridad concentrator recoveries calculated for these reserves were 86.1%, 87.4%, 83.0%, and 82.5%, respectively, obtained by using recovery formulas according to the different milling capacity and geo-metallurgical zones.

(2)
The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	510.3	811.1	1,321.4
Lead	222.4	248.5	470.9
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

Metal Price Sensitivity:

        In preparing the sensitivity analysis, we recalculated our reserves based on the assumption that current average metal prices were 20% higher and 20% lower, respectively, than the actual current average prices for year-end 2017. Reserve results of this sensitivity analysis are not proportional to the increase or decrease in metal price assumptions.

	INCREASE—20%			DECREASE—20%
	Open-Pit Mines	IMMSA	Development Projects	Open-Pit Mines	IMMSA	Development Projects
Mineral Reserves
Metal prices:
Copper ($/lb.)	3.00	3.00	3.00	2.00	2.00	2.00
Molybdenum ($/lb.)	8.49	—	8.49	5.66	—	5.66
Cut-off grade	0.166%	—	0.177%	0.254%	—	0.294%
Proven
Sulfide ore reserves (kt)	8,107,644	18,735	1,408,715	4,842,605	16,442	1,272,794
Average grade:
Copper	0.443%	0.460%	0.439%	0.522%	0.480%	0.468%
Molybdenum	0.020%		0.007%	0.020%		0.008%
Lead	—	1.200%	—	—	1.270%	—
Zinc	—	2.760%	—	—	2.950%	—
Leachable material (kt)	3,084,129	—	714,355	3,790,751	—	611,364
Leachable material grade	0.174%	—	0.310%	0.214%	—	0.325%
Probable
Sulfide ore reserves (kt)	3,499,172	29,523	1,061,866	1,723,683	25,904	801,479
Average grade:
Copper	0.353%	0.510%	0.402%	0.450%	0.550%	0.453%
Molybdenum	0.015%		0.007%	0.015%		0.008%
Lead	—	0.870%	—	—	0.890%	—
Zinc	—	2.790%	—	—	2.950%	—
Leachable material (kt)	2,029,926	—	620,656	1,522,307	—	551,627
Leachable material grade	0.144%	—	0.336%	0.184%	—	0.357%
Total
Sulfide ore reserves (kt)	11,606,816	48,258	2,470,581	6,566,288	42,346	2,074,273
Average grade:
Copper	0.416%	0.491%	0.423%	0.504%	0.523%	0.462%
Molybdenum	0.019%		0.007%	0.019%		0.008%
Lead	—	0.998%	—	—	1.038%	—
Zinc	—	2.778%	—	—	2.950%	—
Leachable material (kt)	5,114,055	—	1,335,012	5,313,058	—	1,162,991
Leachable material grade	0.162%	—	0.322%	0.205%	—	0.341%
Waste (kt)	22,161,073	—	3,625,344	14,116,519	—	2,773,913
Total material (kt)	38,881,944	48,258	7,430,937	25,995,865	42,346	6,011,177
Stripping ratio ((W+L)/O)	2.35	—	2.01	2.96	—	1.90
Stripping ratio (W/(L+O))	1.33	—	0.95	1.19	—	0.86
Leachable material
Reserves in stock (kt)	3,831,142	—	—	3,831,142	—	—
Average copper grade	0.178%	—	—	0.178%	—	—
In pit reserves:
Proven (kt)	3,084,129	—	714,355	3,790,751	—	611,364
Average copper grade	0.174%	—	0.310%	0.214%	—	0.325%
Probable (kt)	2,029,926	—	620,656	1,522,307	—	551,627
Average copper grade	0.144%	—	0.336%	0.184%	—	0.357%
Total leachable reserves (kt)	8,945,197	—	1,335,012	9,144,200	—	1,162,991
Average copper grade	0.169%	—	0.322%	0.194%	—	0.341%
Copper contained in ore reserves in pit(kt)(1)	56,499	237	14,756	43,964	221	13,556

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

Internal Ore Reserves Estimates:

        The table below details our proven and probable copper and molybdenum reserves as of December 31, 2017, estimated based on long-term price assumptions of $2.90 for copper and $7.50 for molybdenum. As discussed on page 51 the presentation of these internal ore reserve estimates are not compliant with SEC requirements, as the long-term price assumptions differ from the current prices used pursuant to SEC guidance. These internal ore reserve estimates do not affect the preparation of our financial statements.

	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT
							DEVELOPMENT PROJECTS
	Cuajone Mine	Toquepala Mine	Buenavista Mine	La Caridad Mine	TOTAL OPEN-PIT MINES	MEXICAN IMMSA UNIT(1)
							Tia Maria	El Arco	El Pilar	Pilares
Mineral Reserves
Metal prices:
Copper ($/lb.)	2.90	2.90	2.90	2.90	2.90	2.90	2.90	2.90	2.90	2.90
Molybdenum ($/lb.)	7.50	7.50	7.50	7.50	7.50	—	—	7.50
Cut-off grade	0.195%	0.221%	0.173%	0.142%	0.181%	—	—	0.206%	0.150%	0.167%
Proven
Sulfide ore reserves(kt)	1,045,269	2,082,590	2,736,074	1,918,878	7,782,811	18,324	—	1,375,273	—	10,736
Average grade:
Copper	0.578%	0.547%	0.469%	0.239%	0.448%	0.460%	—	0.441%	—	0.854%
Molybdenum	0.019%	0.032%	0.007%	0.028%	0.020%		—	0.007%	—	—
Lead	—	—	—	—	—	1.210%	—	—	—	—
Zinc	—	—	—	—	—	2.760%	—	—	—	—
Leachable material (kt)	675	627,307	2,238,142	517,242	3,383,366	—	217,124	188,653	303,345	—
Leachable material grade	0.608%	0.201%	0.171%	0.176%	0.177%	—	0.325%	0.330%	0.288%	—
Probable
Sulfide ore reserves(kt)	814,501	253,548	1,324,862	882,612	3,275,523	28,654	—	1,004,941	—	25,621
Average grade:
Copper	0.404%	0.362%	0.414%	0.229%	0.358%	0.520%	—	0.402%	—	0.761%
Molybdenum	0.016%	0.011%	0.007%	0.029%	0.015%	—	—	0.007%	—	—
Lead	—	—	—	—	—	0.880%	—	—	—	—
Zinc	—	—	—	—	—	2.810%	—	—	—	—
Leachable material (kt)	2,844	980,048	876,618	192,372	2,051,882	—	528,940	65,990	21,486	—
Leachable material grade	0.716%	0.152%	0.149%	0.162%	0.152%	—	0.363%	0.159%	0.258%	—
Total
Sulfide ore reserves(kt)	1,859,770	2,336,138	4,060,935	2,801,490	11,058,333	46,978		2,380,214	—	36,357
Average grade:
Copper	0.502%	0.527%	0.451%	0.236%	0.421%	0.497%		0.425%		0.788%
Molybdenum	0.018%	0.030%	0.007%	0.028%	0.019%			0.007%
Lead	—	—	—	—	—	1.009%	—	—	—	—
Zinc	—	—	—	—	—	2.790%	—	—	—	—
Leachable material (kt)	3,519	1,607,355	3,114,760	709,614	5,435,248	—	—	—	—	—
Leachable material grade	0.695%	0.171%	0.165%	0.172%	0.168%	—	0.352%	0.286%	0.286%	0.000%
Waste (kt)	4,740,889	8,865,007	5,679,744	1,747,261	21,032,901	—	672,277	2,197,006	533,289	180,165
Total material (kt)	6,604,178	12,808,500	12,855,439	5,258,365	37,526,482	46,978	1,418,341	4,831,863	858,120	216,522
Stripping ratio ((W+L)/O)	2.55	4.48	2.17	0.88	2.39	—	—	1.03	—	4.96
Stripping ratio (W/(L+O))	2.54	2.25	0.79	0.50	1.28	—	0.90	0.83	1.64	4.96
Leachable material
Reserves in stock (kt)	17,904	1,446,708	1,530,984	835,546	3,831,142	—	—	—	—	—
Average copper grade	0.492%	0.156%	0.159%	0.244%	0.178%	—	—	—	—	—
In-pit reserves:
Proven (kt)	675	627,307	2,238,142	517,242	3,383,366	—	217,124	188,653	303,345	—
Average copper grade	0.608%	0.201%	0.171%	0.176%	0.177%	—	0.325%	0.330%	0.288%	0.000%
Probable(kt)	2,844	980,048	876,618	192,372	2,051,882	—	528,940	65,990	21,486	—
Average copper grade	0.716%	0.152%	0.149%	0.162%	0.152%	—	0.363%	0.159%	0.258%	0.000%
Total leachable reserves	21,423	3,054,063	4,645,744	1,545,160	9,266,390	—	746,064	254,643	324,831	—
Average copper grade	0.525%	0.164%	0.163%	0.211%	0.172%	—	0.352%	0.286%	0.286%	0.000%
Copper contained in ore reserves (kt)(2)	9,361	15,060	23,454	7,832	55,707	233	2,626	10,844	929	286

(kt) = Thousand tons

W= Waste, L= Leachable material; O= Ore.

(1)
The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	505.7	805.2	1,310.9
Lead	221.7	252.2	473.9

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

  4.
  In the final stage, accumulated tons mined, weighted average grade for ore material and leach is compared to data coming from our SRP system.

        Tonnage and grade reconciliation for 2017 are as follows:

	Long Range Model		Mill		Variance
Mine	Tons (thousands)	% Copper	Tons (thousands)	% Copper	Tons (thousands)	% Copper
Cuajone	29,069	0.607	29,769	0.617	(700)	(0.010)
Toquepala	22,047	0.642	20,411	0.663	(1,636)	(0.021)
Buenavista	69,512	0.550	69,773	0.547	(261)	(0.003)
La Caridad	34,.711	0.375	34,699	0.360	12	0.015

        If the estimation error appears greater than 3%, a detailed evaluation is done to review the differences, which normally could result in more in-fill drilling, in order to better understand the geological characteristics (grade, rock type, mineralization and alteration) and the spacing of drill holes which are considered in the ore body zone.

AVERAGE DRILL-HOLE SPACING

        The following is the average drill-hole spacing for proven and probable sulfide reserves as of December 31, 2017:

	Proven	Probable
	(average spacing in meters)
Cuajone	78.39	115.19
Toquepala	77.10	119.84
Buenavista	54.15	106.59
La Caridad	46.52	104.71

EXPLORATION ACTIVITIES

        We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico, Argentina, Ecuador and Chile. We also conduct exploration in the areas of our current mining operations. We invested $28.8 million in exploration programs in 2017, $40.1 million in 2016 and $48.8 million in 2015 and we expect to spend approximately $67.1 million in exploration programs in 2018.

        Currently, we have direct control of 44,182 hectares and 148,122 hectares of exploration concessions in Peru and in Mexico, respectively. We also currently hold 64,899 hectares, 36,387 hectares and 7,298 hectares of exploration concessions in Argentina, Chile and Ecuador, respectively.

Peru

        Los Chancas.    This property, located in the department of Apurimac in southern Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton and 181 million tons of mineralized leachable material with a total copper content of 0.357%. In 2017, we continued with the development of social and environmental improvements for the local communities in order to conduct the environmental impact assessment, which will begin in the first months of 2018.

        Other Peruvian Prospects.    During 2017, we completed the explorations at the Tambillo project, located in Ayacucho, in southern Peru. We drilled a total of 5,000 meters. The results were not satisfactory; therefore, we decided not to continue with exploration in this project.

        In addition, we explored several targets in the south coast of Peru to locate copper porfides, with a total of 5,530 meters of diamond drilling, which results are currently under evaluation.

        For 2018, we will conduct a diamond drilling program of 15,000 meters at different prospects located on the coast of Peru, to confirm the existence of copper and copper-gold porphyry deposits. We also expect to conduct a diamond drilling program of 22,000 meters in mineralized zones with evidences of copper porfides, located on the western mountains of Peru. Additionally, we will continue with several prospection programs through Peruvian metallogenic zones.

Mexico

        In addition to exploration and drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico. The following are some of the more significant exploration projects:

        Buenavista-Zinc.    The Buenavista-Zinc site is located in the state of Sonora, Mexico and is part of the northwest Buenavista ore body. It is a skarn deposit containing zinc, copper, silver and lead sulfide mineralization. The deposit contains approximately 158 million tons of mineralized material, containing 1.76% of zinc, 0.54% of copper and 21 grams of silver per ton. In 2016, we reviewed the geological model of the deposit and the lithological description of prior drill holes, which were analyzed using infrared spectrometry. The results were included in the reserves database. Currently, we are working on a revised mine plan which we expect to conclude in 2018. In addition, we continue with the metallurgical flotation testing in order to further optimize the flotation circuit process.

        The Chalchihuites.    This is a skarn type deposit located in the state of Zacatecas, close to the San Martin mining unit. Drilling programs conducted between 1980 and 2014 identified 12.6 million of mineralized material with an average silver content of 110 grams per ton, 2.66% of zinc, 0.37% of lead and 0.67% of copper. Current results indicate that mineralization consists of a complex mixture of oxides and sulfides of silver, lead and zinc that requires additional metallurgical research. In 2017, we started a new drilling program of 21,000 meters in order to continue the metallurgical research and testing. To date, the program has a progress of 16,128 meters with 40 holes accomplished, and will be completed in 2018. This program has been carried out in compliance with QA/QC protocol that includes testing of specific density of the different rocks and mineralized types and geochemistry sampling.

        Bella Union (La Caridad).    This prospect is a mineralized copper and molybdenum breccia deposit; the site is located at less than one kilometer from the border of La Caridad pit. In 2016, we conducted a drilling program of 21,730 meters to define the geometry of the deposit. The results allowed the identification of 63.3 million tons of mineralized material with an average of 0.43% of copper content and 0.04% of molybdenum. In 2017, a diamond drilling program of 15,000 meters was continued. During the year 9,448 meters were drilled, and 5,552 meters remain to be drilled in 2018. Once the drilling has been completed, the estimation of resources and reserves will be made to define the potential of the Bella Union project.

        Campo Medio (Santa Eulalia).    This prospect is located close to the west border of the Santa Eulalia mine. Preliminary geological surveying in the zone indicates the possible presence of replacement ore bodies in limestone, similar to ore bodies currently being mined at Santa Eulalia. During 2016, we completed a geochemical and geological survey of 800 hectares between the two currently operating mines and from which we obtained in the past more than 25 million metric tons of ore. The results obtained indicate the presence of potential mineralization in five different zones. In 2017, 1,000 geochemical samples were taken to define in more detail the five zones highlighted by the geological survey. The 2018 exploration program contemplates the surveying using an electrical geophysical method. With the results obtained from this study, a drilling program of 10,000 meters will be designed.

Chile

        El Salado (Montonero).    A copper-gold prospect located in the Atacama region, northern Chile is being explored for copper and molybdenum porphyry since 2014. In 2016, we conducted a diamond drilling program of 12,169 meters in order to define mineral classification. In 2017, we drilled a total of 9,939 meters and finished the conceptual study, which is currently under evaluation.

        Resguardo de la Costa.    An epithermal gold deposit located at southern Chañaral. In 2017, we conducted a diamond drilling program of 3,000 meters. The results were not satisfactory; therefore, we decided not to continue with exploration in this project.

        Other Chilean Prospects.    For 2018, we expect to conduct a diamond drilling program of 10,000 meters in copper-gold prospects located in the Antofagasta region at the north of Chile.

Ecuador

        Chaucha.    The Ruta del Cobre ("Copper Road") project is located west of Cuenca city and south of Guayaquil. The mineralization is characteristic of a copper-molybdenum porphyry system which is being explored since 2014. In 2016, we conducted a diamond drilling program of 25,081 meters, in compliance with the socioenvironmental regulations of Ecuador. This drilling allowed us to consolidate the information obtained for a better geological and economic interpretation. In 2017, we conducted a diamond drilling program of 12,980 meters, which has allowed us to consolidate information in order to begin the conceptual study for an initial economic evaluation of the project. This study was initiated towards the end of 2017 and is expected to continue during 2018.

Argentina

        In 2011, we started exploration activities in Argentina. In 2015, we performed geological exploration in the Salta, Rio Negro and Neuquen provinces where we expected to locate copper porphyry with precious metals epithermal systems. In 2017, we performed prospection and geological evaluation work in the provinces of San Juan and Rio Negro. For 2018, we plan to conduct a diamond drilling program of 10,000 meters in order to continue with the exploration of the silver-gold epithermal systems, denominated the Caldera project, located in the Rio Negro province.

ITEM 3.    LEGAL PROCEEDINGS

        Reference is made to the information under the caption "Litigation Matters" in the consolidated financial statement Note 12 "Commitments and contingencies."

ITEM 4.    MINE SAFETY DISCLOSURE

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SCC COMMON STOCK:

        SCC's common stock is traded on the New York Stock Exchange ("NYSE") and the Lima Stock Exchange ("BVL"). SCC's common stock symbol is SCCO on both the NYSE and the BVL. At December 31, 2017, there were 985 holders of record of our common stock.

DIVIDEND AND STOCK MARKET PRICES:

        The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE and the BVL for the periods indicated.

For the year 2017

		NYSE:		BVL:
	Dividend per Share
Quarters		High	Low	High	Low
1st	$0.08	$39.10	$32.38	$39.15	$32.27
2nd	$0.12	$36.48	$33.01	$36.44	$33.00
3rd	$0.14	$41.77	$34.75	$41.64	$34.65
4th	$0.25	$47.63	$39.76	$47.56	$40.54

Year	$0.59	$47.63	$32.38	$47.56	$32.27

For the year 2016

		NYSE:		BVL:
	Dividend per Share
Quarters		High	Low	High	Low
1st	$0.03	$28.44	$22.29	$28.30	$22.37
2nd	$0.05	$30.21	$25.52	$30.00	$25.30
3rd	$0.05	$26.76	$25.20	$26.60	$25.20
4th	$0.05	$34.98	$26.01	$34.76	$26.02

Year	$0.18	$34.98	$22.29	$34.76	$22.37

        On January 25, 2018, the Board of Directors ("BOD") authorized a dividend of $0.30 per share paid on February 27, 2018, to shareholders of record at the close of business on February 13, 2018.

        For a description of limitations on our ability to make dividend distributions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—"Liquidity and Capital Resources" and Note 10 "Financing" to our consolidated financial statements.

DIRECTORS' STOCK AWARD PLAN

        The following table sets forth certain information related to our shares held as treasury stock for the Directors' stock award plan at December 31, 2017:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Directors' stock award plan	N/A	N/A	253,200

        For additional information see Note 13—"Stockholders Equity—Directors' Stock Award Plan."

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

Period				Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan @ $47.45(1)
		Total Number of Shares Purchased	Average Price Paid per Share			Total Cost ($ in millions)
From	To
2008	2012	46,914,486	$18.72	46,914,486		878.1
2013:		10,245,000	27.47	57,159,486		281.4
2014:		22,711,428	30.06	79,870,914		682.8
2015:		36,689,052	27.38	116,559,966		1,004.4
2016:		2,937,801	24.42	119,497,767		71.7
Total purchased		119,497,767	$24.42		1,720,408	$2,918.4

(1)
NYSE closing price of SCC common shares at December 31, 2017.

        There has not been any activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price of SCC common shares at December 31, 2017 was $47.45 and the maximum number of shares that the Company could purchase at that price is 1.7 million shares.

        As a result of the repurchase of shares of SCC's common stock, Grupo Mexico's direct and indirect ownership was 88.9% as of December 31, 2017 and 2016.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

        Set forth below is a line graph comparing the yearly change in the cumulative total returns on the Company's common stock against cumulative total return on the S&P 500 Stock Index and the S&P Metals and Mining Select Industry Index, for the five year period ending December 31, 2017. The chart below analyzes the total return on SCC's common stock for the period commencing December 31, 2012 and ending December 31, 2017, compared to the total return of the S&P 500 and the S&P Metals and Mining Select Industry Index for the same five-year period.

 Comparison of Five Year Cumulative Total Return*
SCC Stock, S&P 500 Index and S&P Metals and Mining Select Industry Index**

*
Total return assumes reinvestment of dividends

**
The comparison assumes $100 invested on December 31, 2012

	Total Return per Year
	2013	2014	2015	2016	2017
SCC	8.0%	(0.3)%	(6.3)%	23.1%	50.8%
S&P 500	47.0%	11.4%	(0.7)%	9.5%	19.4%
S&P M + MS	(14.0)%	(26.6)%	(51.5)%	102.4%	19.4%

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

ITEM 6.    SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA

        The selected historical financial data presented below as of and for the five years ended December 31, 2017, includes certain information that has been derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto.

	Years Ended December 31,
(In millions, except per share amounts, stock and financial ratios)
	2017	2016	2015	2014	2013
Statement of Earnings Data
Net sales(1)	$6,654.5	$5,379.8	$5,045.9	$5,787.7	$5,952.9
Operating income	2,618.9	1,564.2	1,414.4	2,232.7	2,532.1
Net income	732.4	778.8	741.1	1,337.9	1,624.2
Net income attributable to:
Non-controlling interest	3.9	2.3	4.7	4.9	5.7
Southern Copper Corporation	$728.5	$776.5	$736.4	$1,333.0	$1,618.5
Per share amounts:
Earnings basic and diluted	$0.94	$1.00	$0.93	$1.61	$1.92
Dividends paid	$0.59	$0.18	$0.34	$0.46	$0.68

	As of December 31,
Balance Sheet Data	2017	2016	2015	2014	2013
Cash and cash equivalents	$1,004.8	$546.0	$274.5	$364.0	$1,672.7
Total assets(2)	13,780.1	13,234.3	12,593.2	11,393.9	10,970.0
Total long-term debt, including current portion(2)	5,957.1	5,954.2	5,951.5	4,180.9	4,178.9
Total liabilities(2)	7,630.7	7,363.4	7,294.0	5,557.3	5,408.2
Total equity	$6,149.4	$5,870.9	$5,299.2	$5,836.6	$5,561.8

	Years Ended December 31,
Statement of Cash Flows Data	2017	2016	2015	2014	2013
Net income	$732.4	$778.8	$741.1	$1,337.9	$1,624.2
Depreciation, amortization and depletion	671.1	647.1	510.7	445.0	396.0
Cash provided by operating activities	1,976.6	923.1	879.8	1,355.9	1,859.1
Capital investments(3)	(1,023.5)	(1,118.5)	(1,149.6)	(1,529.8)	(1,703.3)
Debt repaid	—	—	(266.0)	—	(10.0)
Debt incurred	—	—	2,045.8	—	—
Dividends paid to common stockholders	(456.1)	(139.3)	(271.2)	(381.0)	(573.8)
SCC common shares buyback	—	(71.7)	(1,004.4)	(682.7)	(281.4)
Increase (decrease) in cash and cash equivalents	$458.8	$271.5	$(89.5)	$(1,308.7)	$(786.8)

	Years Ended December 31,
Capital Stock	2017	2016	2015	2014	2013
Common shares outstanding—basic and diluted (in thousands)	773,028	773,016	775,942	812,618	835,318
NYSE Price—high	$47.63	$34.98	$33.14	$33.54	$41.96
NYSE Price—low	$32.38	$22.29	$24.40	$26.08	$24.78
Book value per share	7.90	7.54	6.78	7.14	6.62
P/E ratio(4)	50.35	31.82	28.19	17.52	14.95

	Years Ended December 31,
Financial Ratios	2017	2016	2015	2014	2013
Gross margin(5)	41.0%	31.6%	31.9%	43.2%	45.1%
Operating income margin(6)	39.4%	29.1%	28.0%	38.6%	42.5%
Net margin(7)	10.9%	14.4%	14.6%	23.0%	27.2%
Current assets to current liabilities	2.71	2.57	2.70	2.07	4.36
Net debt/Net capitalization(8)	44.4%	47.7%	48.9%	37.3%	29.2%
Total debt/Total capitalization(9)	49.2%	50.4%	52.9%	41.7%	42.9%
Ratio of earnings to fixed charges(10)	7.4x	4.4x	4.2x	8.4x	9.8x

(1)
Please see copper and metal prices for the last 10 years on Item 1 "Business—Metal Prices" and sales volumes for the last three years on Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations—Segments Results Analysis."

(2)
In the second quarter of 2015, the Company adopted ASU 2015-03 whereby debt issuance costs are presented net of the related debt. This adoption was applied on a retrospective basis. As a consequence, the long-term debt data and total liabilities for the years 2013 and 2014 have been modified to reflect this presentation.

(3)
Please see Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations—Capital Investment Programs."

(4)
Represents closing Price divided by Earnings per share.

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

(9)
Total capitalization is defined as Total debt plus Equity.

  Total debt/Total capitalization: represents total debt divided by total debt plus equity.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

        This Management's Discussion and Analysis of Financial Condition and Results of Operations relates to and should be read together with our Audited Consolidated Financial Statements as of and for each of the years in the three-year period ended December 31, 2017. Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for Southern Copper Corporation and its subsidiaries (collectively, "SCC," the" Company," "our," and "we") on a consolidated basis for all periods. Our financial results may not be indicative of our future results.

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

        In 2017, we invested $1,023.5 million in capital programs, along with $28.8 million in our exploration efforts. We believe this commitment to growth will continue to benefit our Company, our investors, our neighboring communities, and the countries in which we operate.

        We believe we hold the world's largest copper reserve position. At December 31, 2017, our copper ore reserves, calculated at a copper price of $2.90 per pound, totaled 70.6 million tons of contained copper, at the following locations:

Copper contained in ore reserves	Thousand tons
Mexican open-pit	31,286
Peruvian operations	24,421
IMMSA	233
Development projects	14,685

Total	70,625

        Outlook:    Various key factors affect our outcome. These include, but are not limited to, the following:

  •
  Changes in copper, molybdenum, silver and zinc prices:  In 2017, the average LME and COMEX per pound copper prices were $2.80, approximately 27% higher than 2016. In 2017, per pound LME spot copper prices ranged from $2.48 to $3.27. Average zinc and molybdenum prices increased in 2017 by 37.9% and 26.6%, respectively, compared to 2016. The average silver price decreased by 0.4% in 2017 compared to 2016.

  •
  Sales structure:  In the last three years, approximately 80% of our revenues came from the sale of copper, 5% from molybdenum, 5% from silver, 4% from zinc and 6% from various other products, including gold, sulfuric acid and other materials.

  •
  Copper:  During the last quarter, the LME copper price has increased significantly, from an average of $2.40 per pound in the fourth quarter of 2016 to $3.09 per pound in the fourth quarter of 2017 and up to an average of $3.21 per pound in January 2018. We believe this price improvement is the result of the synchronized economic growth recovery of the major economies.

    We believe that the world economy is accelerating its growth to an expected 3.9% in 2018. China, the world's largest copper consumer with over 45% of the demand, is expected to continue its growth, in line with its estimated 6.8% GDP increase in 2017. For global refined copper demand in 2018, we expect growth of about 2.1%, which amounts to approximately 500,000 tons of new copper demand.

    With respect to copper supply, we expect a weak response as a result of the consistent decline in investments by several companies in recent years. Additionally, labor unrest, excess government taxation and technical difficulties are further affecting production. As a result of these factors, we expect a supply growth of approximately 1% in 2018, yielding a copper market deficit this year which will give strong support for copper prices.

  •
  Silver:  We believe that silver prices will have support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty. Silver represented 4.3% of our sales in 2017.

  •
  Molybdenum:  It was about 5.3% of our sales in 2017. Molybdenum prices averaged $8.72 per pound in the fourth quarter of 2017, which compares to $6.58 a year ago; a 32.5% increase. January 2018 prices averaged $11.54 per pound.

    Molybdenum is mainly used for the production of special alloys of stainless steel that require significant hardness, corrosion and heat resistance. A new use for this metal is in lubricants and sulfur filtering of heavy oils and shale gas production.

  •
  Zinc:  It has very good long term fundamentals due to its significant industrial consumption and the expected production. Through 2017 zinc inventories have decreased over 50% in the major warehouses, improving this metal's price support. Zinc represented 4.9% of our sales in 2017.

  •
  Production:  In 2018, we will commence production at the new Toquepala concentrator and expect to be able to produce 931,000 tons of copper, a 6% increase from the 877,000 tons we produced in 2017.

    We also expect to produce 17.5 million ounces of silver, about 10% higher than the 2017 production of 15.9 million ounces. In 2018, we expect to produce 84,600 tons of zinc from our mines, up 23% from 2017 production of 68,665 tons, as a result of the recovery of production at the Santa Eulalia and Santa Barbara mines. Additionally, we expect to produce 21,700 tons of molybdenum, an increase of 1.7% due to additional production from Buenavista and the recovery of our Peruvian operations.

  •
  Cost:  Our operating costs and expenses for the three-years ended December 2017 have increased in total in each of the years. Our comparison of costs for the three year period is as follows:

	2017	2016	2015
Operating costs and expenses (in millions)	$4,035.6	$3,815.6	$3,631.5
Percentage increase from prior year	5.8%	5.1%	2.2%

    Operating costs and expenses in 2017 increased $220.0 million, compared to 2016, mainly due to higher cost of sales in all our operating segments, as well as higher depreciation, amortization and depletion at our Mexican operations. This was partially offset by lower depreciation, amortization and depletion at our Peruvian operations, lower exploration expenses and a $10.2 million credit related to a previously accrued environmental remediation cost at our Mexican operations which was reversed in the first quarter of 2017.

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

  •
  US tax reform:  In December 2017, new U.S. tax legislation, the Tax Cuts and Jobs Act was enacted into law and became effective January 1, 2018. The effect of the U.S. tax reform on the Company's financial statements was a provisional non-cash tax expense of $785.9 million. The reduction of the corporate tax rate from 35% to 21% applied to the US deferred tax asset increased tax provision by $110.2 million, and the transition tax on the repatriated foreign earnings net of the related deemed paid tax credit increased the provision by $56.1 million. In addition, the Company anticipates that it will not be able to realize certain deferred tax assets due to the US tax reform, and related valuation allowances for these deferred tax assets increased the tax provision, as follows: $280.2 million for foreign tax credits, $174.1 million related to the US tax effect of Peruvian deferreds, and $165.3 million related to the US deferred tax asset calculated using a 21% tax rate.

  •
  Capital investments:  Capital investments were $1,023.5 million for 2017. This is 8.5% lower than in 2016, and represented 140% of net income. Our growth program to develop the full production potential of our Company is underway. In addition, the Buenavista expansion program was completed on time and under budget.

    For 2018, the Board of Directors approved a capital investment program of $1,748.2 million. We are currently developing a new organic growth plan to increase our copper volume production to 1.5 million tons by 2025 with the development of new projects.

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

        Earnings:    The table below highlights key financial and operational data of our Company for the three years ended December 31, 2017 (in millions, except copper price and per share amounts):

				Variance
	2017	2016	2015	2017 - 2016	2016 - 2015
Copper price LME	2.80	2.21	2.50	0.59	(0.29)
Pounds of copper sold	1,959.2	1,923.9	1,625.8	35.3	298.1
Net sales	$6,654.5	$5,379.8	$5,045.9	$1,274.7	$333.9
Operating income	$2,618.9	$1,564.2	$1,414.4	$1,054.7	$149.8
Income before income taxes	$2,302.7	$1,256.0	$1,189.2	$1,046.7	$66.8
Net income attributable to SCC	$728.5	$776.5	$736.4	$(48.0)	$40.1
Earnings per share	$0.94	$1.00	$0.93	$(0.06)	$0.07
Dividends per share	$0.59	$0.18	$0.34	$0.41	$(0.16)

        Net sales in 2017 were higher than in 2016 by $1,274.7 million. This increase was mainly the result of higher metal prices and slightly higher sales volumes of copper (+1.8%) and zinc (+2.0%), partially offset by lower sales volumes of silver (–2.1%) and molybdenum (–1.7%). Net sales in 2016 were higher than in 2015, mainly as a result of higher sales volume of copper (+18.3%), silver (+18.9%) and zinc (+4.6%), partially offset by lower prices for copper and molybdenum.

        The two largest components of operating costs and expenses are cost of sales and depreciation, amortization and depletion, both of which increased in each of the years in the periods above. In 2017, cost of sales increased by $218.7 million and depreciation, amortization and depletion increased by $24.0 million. The increase in cost of sales in 2017 was mainly due to inventory consumption, foreign currency effect and higher workers' participation expense. In 2016, cost of sales increased by $106.5 million and depreciation, amortization and depletion increased by $136.4 million. The increase in cost of sales in 2016 was due to higher copper sales volume, which increased by 18.3%. The increase in depreciation was mainly due to investment and maintenance capital acquisitions at most of our operations.

        Net income attributable to SCC in 2017 was 6.2% lower than in 2016 mainly due to the one-time, non-cash income tax adjustment of $785.9 million as a result of the US income tax legislation enacted in the fourth quarter of 2017. See Note 7 "Income Taxes", of our consolidated financial statements.

        Income before income taxes in 2017 was $2,302.7 million or 83.3% higher than 2016 income before taxes of $1,256.0 million. This improvement resulted from higher sales and cost reductions achieved in electricity (–8.0%), tires (–9.4%), and other cost elements.

        Production:    The table below highlights, mine production data of our Company for the three years ended December 31, 2017:

				Variance
(million pounds, except silver—million ounces)	2017	2016	2015	2017 - 2016		2016 - 2015
				Volume	%	Volume	%
Copper	1,933.4	1,984.1	1,638.0	(50.7)	(2.6)%	346.1	21.1%
Molybdenum	47.0	47.9	51.5	(0.9)	(1.9)%	(3.6)	(6.9)%
Zinc	151.4	163.1	136.5	(11.7)	(7.2)%	26.6	19.5%
Silver	15.9	16.2	13.3	(0.3)	(1.5)%	2.9	21.7%

        The table below highlights copper production data at each of our mines for the three years ended December 31, 2017:

				Variance
Copper (in million pounds):	2017	2016	2015	2017 - 2016		2016 - 2015
				Volume	%	Volume	%
Toquepala	326.3	311.8	316.6	14.5	4.7%	(4.8)	(1.5)%
Cuajone	348.6	378.0	392.8	(29.4)	(7.8)%	(14.8)	(3.8)%
La Caridad	296.9	293.8	288.9	3.1	1.1%	4.9	1.7%
Buenavista	949.5	986.4	627.4	(36.9)	(3.7)%	359.0	57.2%
IMMSA	12.1	14.1	12.3	(2.0)	(14.7)%	1.8	14.9%

Total mined copper	1,933.4	1,984.1	1,638.0	(50.7)	(2.6)%	346.1	21.1%

2017 compared to 2016:

        Copper mine production in 2017 decreased 2.6% to 1,933.4 million pounds from 1,984.1 million pounds in 2016. This decrease was due to:

  •
  Lower production at the Cuajone mine due to lower ore grades and recoveries.

  •
  Lower production at our Mexican mines, principally lower SX-EW production at the Buenavista mine due to lower PLS processed with a lower copper content.

  •
  The decrease in production was partially offset by higher production at the Toquepala mine due to higher ore grades and recoveries.

        Molybdenum production slightly decreased 1.9% in 2017 compared to 2016, principally due to lower production at our Peruvian operations as a result of lower grades and recoveries. This decrease was partially offset by the additional production from the Buenavista molybdenum plant at the second concentrator which started production in July 2016.

        Silver mine production decreased 1.5% in 2017 as a result of lower production at our IMMSA mines partially offset by higher production at our open-pit mines in Mexico and Peru.

        Zinc production decreased 7.2% in 2017 principally due to lower production at our Santa Eulalia and Santa Barbara mines due to lower mineral milled and lower grades.

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

        Operating Cash Costs:    An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, "Non-GAAP Information Reconciliation" on page 87. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

        In our calculation of operating cash cost per pound of copper produced, net of by-product revenues, we credit against our costs the revenues from the sale of all our by-products, including, molybdenum, zinc, silver, gold, etc. and the net revenue (loss) on sale of metals purchased from third parties. We disclose this measure netting the by-product revenues in this way because we consider our principal business to be the production and sale of copper. As part of our copper production process, much of our by-products are recovered. These by-products, as well as the processing of copper purchased from third parties, are a supplemental part of our production process and their sales value contribute to cover part of our incurred fixed costs. We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community's view of the copper market and our ability to produce copper at a reasonable cost.

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

        Our operating cash cost per pound of copper produced, as defined above, is presented in the table below for the three years ended December 31, 2017:

Operating cash cost per pound of copper produced(1)
(In millions, except cost per pound and percentages)

				Variance
				2017 - 2016		2016 - 2015
	2017	2016	2015	Value	%	Value	%
Total operating cash cost before by-product revenues	$2,797.5	$2,779.8	$2,643.9	$17.7	0.6%	$135.9	5.1%
Total by-product revenues	(1,080.4)	(955.6)	(866.8)	(124.8)	13.1%	(88.8)	10.2%
Total operating cash cost net of by-product revenues	$1,717.1	$1,824.2	$1,777.1	$(107.1)	(5.9)%	$47.1	2.7%
Total pounds of copper produced(2)	1,874.5	1,924.7	1,599.3	(50.2)	(2.6)%	325.4	20.3%
Operating cash cost per pound before by-product revenues	1.49	1.44	1.65	0.05	3.5%	(0.21)	(12.7)%
Operating cash cost per pound net of by-product revenues	0.92	0.95	1.11	(0.03)	(3.2)%	(0.16)	(14.4)%

(1)
These are non-GAAP measures, see page 87 for reconciliation to GAAP measure.

(2)
Net of metallurgical losses.

2017 compared to 2016:

        Our cash cost per pound before by-product revenues in 2017 was $2,797.5, 0.6% higher than in 2016. This increase in operating cash cost was mainly the result of higher production costs.

        However, our per pound cash cost for 2017, when calculated net of by-product revenues was 3.2% lower than in 2016. This was the result of higher prices for our major by-products and higher zinc sales volume.

2016 compared to 2015:

        As seen on the chart above, our 2016 operating cash cost per pound of copper before by-product revenues was $0.21 per pound lower than in 2015, a decrease of 12.7%. This was due to lower costs per pound from production costs, as a result of higher production at a lower per-unit cost from the Buenavista projects, lower fuel costs and lower costs per pound from selling, general and administrative expenses and inventory change, partially offset by higher treatment and refining charges and premiums.

        Our cash cost per pound for 2016 when calculated net of by-product revenues was $0.95 per pound, compared to $1.11 per pound in 2015, a decrease of 14.4%. The total value of by-products increased by $88.8 million in 2016, principally due to the higher sales volume and the higher sales prices for silver and zinc, reduced somewhat by decreases in molybdenum volume and sales prices.

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

        For 2018, assuming that expected metal production and sales are achieved, that 2017 tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$143.9	$32.0	$16.9	$14.9

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

        Segment information is included in our review of "Results of Operations" in this item and also in Note 17 "Segment and Related Information" of our consolidated financial statements.

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

        Capital Investment Program:    We made capital investments of $1,023.5 million in 2017, $1,118.5 million in 2016 (including the El Pilar acquisition) and $1,250.0 million in 2015 (including the El Pilar acquisition). In general, the capital investments and projects described below are intended to increase production, decrease costs or address social and environmental commitments.

        The table below sets forth our capital investments for the three years ended December 31, 2017 (in millions):

Peruvian projects:	2017	2016	2015
Toquepala expansion project	$362.0	$164.2	$56.5
Toquepala mine equipment acquisition project	39.7	94.2	2.8
Heavy mineral management optimizing project—Cuajone	81.7	76.6	50.0
Ilo 3 substation	29.9	3.7	6.5
HPGR system—Toquepala	18.8	17.0	5.6
Tailings disposal—Quebrada Honda dam	15.5	18.3	0.7
Other projects	14.4	15.4	14.5

Sub-total projects	562.0	389.4	136.6
Maintenance and replacement	153.1	210.5	185.7
Net change in capital expenditures incurred but not yet paid	(29.7)	(58.9)	(37.1)

Total Peruvian expenditures	685.4	541.0	285.2

Mexican projects:
New Buenavista concentrator	24.7	70.7	238.4
Buenavista projects infrastructure	1.9	46.6	89.6
Buenavista SX-EW plant III	1.1	—	11.0
Quebalix IV	17.6	104.7	99.4
New tailing disposal deposit at Buenavista mine	79.2	65.7	47.8
Solutions system improvements of Tinajas	14.5	42.5	34.2
New system recovery solutions	—	—	14.9
El Pilar mine	—	—	100.4
Other projects	63.0	94.5	92.4

Sub-total projects	202.0	424.7	728.1
Maintenance and replacement	144.7	142.2	216.9
Net change in capital expenditures incurred but not yet paid	(8.6)	10.6	19.8

Total Mexican expenditures	338.1	577.5	964.8

Total capital investments	$1,023.5	$1,118.5	$1,250.0

        In 2018, we plan to invest $1,748.2 million in capital projects. In addition to our ongoing capital maintenance and replacement spending, our principal capital programs include the following:

Projects in Mexico:

        Buenavista Zinc—Sonora:    This project is located within the Buenavista facility and contemplates the development of a new concentrator to produce approximately 80,000 tons of zinc and 20,000 tons of additional copper per year that will allow us to double our current zinc production capacity. We have concluded the basic engineering and we are working on the purchasing process for the main project components. We estimate an investment of $413 million for this project and expect to initiate operations in 2020.

        Pilares—Sonora:    This project, located six kilometers from La Caridad, will be developed as an open-pit mine operation. The ore will be transported by truck from the pit to the primary crushers of the La Caridad copper concentrator, significantly improving the over-all mineral ore grade (from 0.34% at La Caridad to 0.78% expected from Pilares). Currently, we continue with the mine plan preparation, including the final outline design for the road through which the ore will be transported to the La Caridad mill. An investment of $159 million is estimated to produce 35,000 tons of copper in concentrates per year. We expect this project to start operations in 2019.

Projects in Peru:

        We currently have a portfolio of projects in Peru, with a total capital budget of $2,900 million, out of which $1,620 million have already been invested.

        Toquepala Expansion Project—Tacna:    This $1.2 billion project includes a new state-of-the-art concentrator which will increase Toquepala's annual copper production by 100,000 tons to reach 245,000 tons in 2019, a 69% production increase. Through December 31, 2017, we have invested $892.9 million in this expansion. The project has reached 87% progress and is expected to initiate production in June 2018.

        The project to improve the crushing process at Toquepala with the installation of a High Pressure Grinding Roll (HPGR) system, has as its main objective, to ensure that our existing concentrator will operate at its maximum annual production capacity of 117,000 tons of copper while reducing operating costs through ore crushing efficiencies, even with an increase of the ore material hardness index. The budget for this project is $50 million and as of December 31, 2017, we have invested $38.9 million in this project. We expect that it will be completed by the first quarter of 2018.

        Cuajone Projects—Moquegua:    The Mineral Crushing and Hauling Project consisted of replacing rail haulage at the Cuajone mine by an in-pit primary crusher with a 7 km overland conveyor belt system to move ore to the concentrator. Operating savings are estimated at $23 million annually. As of December 31, 2017, the project is already completed and in operation. Total investment was $226 million, as budgeted.

        The Cuajone tailing thickeners project at the concentrator will replace two of the three existing thickeners with a new hi-rate thickener. The purpose is to streamline the concentrator flotation process and improve water recovery efficiency, increasing the tailings solids content from 54% to 61%, thereby reducing fresh water consumption and replacing it with recovered water. Equipment assembly is completed and we are in the commissioning process. As of December 31, 2017, we have invested $27.6 million in this project out of the approved capital budget of $30 million. We expect the project to be completed by the end of the first quarter of 2018.

        Tailings disposal at Quebrada Honda—Moquegua:    This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We finished the second stage with the installation of a new cyclone battery station that allows us to place more slurry at the dams. We are in a bidding process for a new stage which will improve the operational processes. The project has a total budgeted cost of $116.0 million. We have invested $85.7 million through December 31, 2017 and expect the project to be completed by the fourth quarter of 2018.

Potential projects:

        We have a number of other projects that we may develop in the future. We continuously evaluate new projects on the basis of our long-term corporate objectives, strategic and operating fit, expected return on investment, required investment, estimated production, estimated cash-flow profile, social and environmental considerations, among other factors. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions. We are currently developing a new organic growth plan to increase our annual copper production to 1.5 million tons by 2025 with the development of new projects, which include the following:

        El Arco:    This is a world class copper deposit located in the central part of the Baja California peninsula, with ore reserves over 2.7 billion tons with an ore grade of 0.399% and 0.11 grams of gold per ton. This project, includes an open-pit mine combining concentrator and SX-EW operations with an estimated production of 190,000 tons of copper and 105,000 ounces of gold annually. Between July 2015 and February 2016, we conducted a drilling program of 20,170 meters in order to further define the deposit at lower depths of between 300 and 600 meters. In 2018, we expect to conduct further exploration activities. In addition, we will begin an engineering study to define optimization alternatives for the project and update the feasibility study, besides further analysis in the electrical energy supply.

        El Pilar:    This is a fully permitted, low capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 325 million tons of ore with an average copper grade of 0.287%. El Pilar will operate as a conventional open-pit mine and copper cathodes will be produced using the highly cost efficient and environmentally friendly SX-EW technology. Average annual production is currently estimated at 35,000 tons of copper cathodes over an initial 13-year mine life, with start of commercial operations forecasted for 2019. On a preliminary basis, we estimate a development investment of approximately $310 million. In 2016, we conducted a diamond drilling program of 3,700 meters and a geophysical survey of 40 kilometers in order to confirm the reserves. Additionally, the results allowed us to identify potential new areas of interest. During the first half of 2017, we initiated a reserve estimation program. In July 2017, we started a 20,000 meter drilling program focused on further assessing the geophysical anomalies detected in the exploration program of 2016. During 2018 we will continue with the metallurgical testing program and the leaching optimization studies.

        Tia Maria:    We have completed engineering and after having complied with all environmental requirements, we have obtained the approval of the environmental impact assessment. We are working jointly with the Peruvian Government to obtain the construction license for this 120,000 tons of SX-EW copper per year greenfield project with a total capital investment of $1,400 million. We expect the license to be issued in the first half of 2018.

        This greenfield project, located in Arequipa, Peru, will use state of the art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry due to their technical process with no emissions released into the atmosphere. The project will use seawater, transporting it more than 25 kilometers to an altitude of 1,000 meters above sea level. The construction of the desalinization plant requires an investment of approximately $95 million.

        We expect the project to generate 3,600 jobs during the construction phase. When in operation, Tia Maria will directly employ 600 workers and indirectly provide jobs to another 4,200. Through its expected twenty-year life, the project related services will create significant business opportunities in the Arequipa region. Tia Maria has complied with all existing requirements and regulations and therefore the Company trusts that it will soon receive from government authorities the construction licenses and permits required in order to begin construction of this project.

        Los Chancas.    This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton as well as, 181 million tons of mineralized leachable material with a total copper content of 0.357%. Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to produce 130,000 tons of copper and 7,500 tons of molybdenum. The estimated capital investment is $2,800 million and is expected to be in operation in 2022. In 2016 and 2017, we continued with the development of social and environmental improvements for the local communities in order to conduct the environmental impact assessment, which will begin in the first months of 2018.

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

        Ore Reserves:    For internal ore reserve estimation, we use metal price assumptions of $2.90 per pound for copper and $7.50 per pound for molybdenum. These prices are intended to conservatively approximate average prices over the long term.

        However, pursuant to SEC guidance, the reserve information in this report is calculated using average metals prices over the most recent three years, except as otherwise stated. We refer to these three-year average metals prices as "current average prices." Our current average prices for copper are calculated using prices quoted by COMEX, and our current average prices for molybdenum are calculated using prices published in Platt's Metals Week. Unless otherwise stated, reserve estimates in this report use the following three years average prices for copper and molybdenum as of December 31, 2017:

	2017	2016	2015	Average 2017 - 2015
Copper ($ per pound)	$2.80	$2.20	$2.51	$2.50
Molybdenum ($ per pound)	$8.21	$6.42	$6.59	$7.07

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

        Ore stockpiles on leach pads:    The leaching process is an integral part of the mining operations carried out at our open-pit mines. We capitalize the production cost of leachable material at our Toquepala, La Caridad and Buenavista mines recognizing it as inventory. The estimates of recoverable mineral content contained in the leaching dumps are supported by engineering studies. As the production cycle of the leaching process is significantly longer than the conventional process of concentrating, smelting and electrolytic refining, we include on our balance sheet, current leach inventory (as part of work-in-process inventories) and long-term leach inventory. Amortization of leachable material is recorded by the units of production method.

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

        Asset retirement obligations are further discussed in Note 9 "Asset Retirement Obligation" to our consolidated financial statements included herein.

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

        Our Company's operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We follow the guidance of ASC 740

"Income Taxes" to record these liabilities. (See Note 7 "Income Taxes" of the consolidated financial statements for additional information). We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

        On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("the Act"). The Act significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Act. The accounting is expected to be complete in the fourth quarter of 2018 in accordance with SAB 118. For further information, see Note 7 "Income Taxes", of our consolidated financial statements.

        Asset Impairments:    We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle. We are currently using an average copper price of $2.20 per pound and an average molybdenum price of $5.00 per pound, reflective of what we believe is the lower level of the current price environment, for our impairment tests. The results of our impairment sensitivity analysis, which included a stress test using a copper price assumption of $2.00 per pound and a molybdenum price assumption of $4.00 per pound showed projected discounted cash flows in excess of the carrying amounts of long-lived assets by margins ranging from 2.15 to 4.05 times such carrying amount.

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

RESULTS OF OPERATIONS

        The following table highlights key financial results for each of the years in the three-year period ended December 31, 2017 (in millions):

				Variance
Statement of Earnings Data	2017	2016	2015	2017 - 2016	2016 - 2015
Net sales	$6,654.5	$5,379.8	$5,045.9	$1,274.7	$333.9
Operating costs and expenses	(4,035.6)	(3,815.6)	(3,631.5)	(220.0)	(184.1)

Operating income	2,618.9	1,564.2	1,414.4	1,054.7	149.8
Non-operating income (expense)	(316.2)	(308.2)	(225.2)	(8.0)	(83.0)

Income before income taxes	2,302.7	1,256.0	1,189.2	1,046.7	66.8
Current income taxes and royalty taxes	(951.7)	(623.6)	(620.3)	(328.1)	(3.3)
Deferred income taxes	(641.7)	122.5	155.4	(764.2)	(32.9)
Equity earnings of affiliate	23.1	23.9	16.8	(0.8)	7.1
Net income attributable to non-controlling interest	(3.9)	(2.3)	(4.7)	(1.6)	2.4

Net income attributable to SCC	$728.5	$776.5	$736.4	$(48.0)	$40.1

NET SALES

        2017-2016:    Net sales in 2017 were $6,654.5 million, compared to $5,379.8 million in 2016, an increase of $1,274.7 million. This 23.7% increase was principally the result of higher metal prices as shown below, and also due to slightly higher sales volumes of copper (+1.8%) and zinc (+2.0%), partially offset by lower sales volumes of silver (–2.1%) and molybdenum (–1.7%).

        2016-2015:    Net sales in 2016 were $5,379.8 million, compared to $5,045.9 million in 2015, an increase of $333.9 million or 6.6%. The increase was principally the result of higher sales volume of copper (+18.3%) and silver (+18.9%), partially offset by lower prices for copper and molybdenum.

        The table below outlines the average published market metals prices for our metals for each of the three years in the three-year period ended December 31, 2017:

				% Variance
	2017	2016	2015	2017 - 2016	2016 - 2015
Copper price ($ per pound—LME)	$2.80	$2.21	$2.50	26.7%	(11.6)%
Copper price ($ per pound—COMEX)	$2.80	$2.20	$2.51	27.3%	(12.4)%
Molybdenum price ($ per pound)(1)	$8.13	$6.42	$6.59	26.6%	(2.6)%
Zinc price ($ per pound—LME)	$1.31	$0.95	$0.88	37.9%	8.0%
Silver price ($ per ounce—COMEX)	$17.03	$17.10	$15.68	(0.4)%	9.1%

(1)
Platt's Metals Week Dealer Oxide.

        The table below provides our metal sales as a percentage of our total net sales:

Sales as a percentage of total net sales	2017	2016	2015
Copper	82.3%	78.4%	79.2%
Molybdenum	5.3%	5.0%	4.7%
Silver	4.3%	5.5%	4.5%
Zinc	4.9%	4.4%	4.2%
Other by-products	3.2%	6.7%	7.4%

Total	100.0%	100.0%	100.0%

        The table below provides our copper sales by type of product (in million pounds):

				Variance
Copper Sales	2017	2016	2015	2017 - 2016	2016 - 2015
Refined (including SX-EW)	1,193.3	1,161.7	1,146.1	31.6	15.6
Rod	309.7	319.4	304.6	(9.7)	14.8
Concentrates and other	456.2	442.8	175.1	13.4	267.7

Total	1,959.2	1,923.9	1,625.8	35.3	298.1

        The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume:

Copper Sales by product type	2017	2016	2015
Refined (including SX-EW)	60.9%	60.4%	70.5%
Rod	15.8%	16.6%	18.7%
Concentrates and other	23.3%	23.0%	10.8%

Total	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

        The table below summarizes the production cost structure by major components for the three years ended 2017 as a percentage of total production cost:

	2017	2016	2015
Power	16.8%	18.5%	18.5%
Labor	13.9%	13.2%	13.3%
Fuel	13.7%	11.5%	13.8%
Maintenance	18.9%	19.4%	16.7%
Operating material	19.3%	19.3%	20.8%
Other	17.4%	18.1%	16.9%

Total	100.0%	100.0%	100.0%

        2017-2016:    Operating costs and expenses in 2017 increased $220.0 million, compared to 2016, primarily due to:

Operating cost and expenses for 2016		$3,815.6
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, foreign currency transaction effect, higher workers' participation expense and higher fuel costs, partially offset by lower power costs, and higher capitalized ore stockpiles on leach pads.	218.7
•	Higher depreciation, amortization and depletion mainly as a result of our expansion and maintenance capital investments.	24.0
Less:
•	Partial recovery of remediation costs for the 2014 spill at Buenavista due to the completion of remediation activities.	(10.2)
•	Lower selling, general and administrative expenses.	(1.2)
•	Lower exploration expense.	(11.3)

Operating cost and expenses for 2017		$4,035.6

        2016-2015:    Operating costs and expenses in 2016 increased $184.1 million, compared to 2015, primarily due to:

Operating cost and expenses for 2015		$3,631.5
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion), mainly as a result of higher sales volume, capitalized leachable material, maintentance costs, and sales expenses; partially offset by lower fuel costs, inventory consumption, and lower cost of metals purchased from third parties.	106.5
•	Higher depreciation, amortization and depletion mainly as a result of our expansion and maintenance capital investments.	136.4
Less:
•	Lower environmental remediation expenses from the 2014 spill at Buenavista.	(45.0)
•	Lower exploration expenses in Mexico, Peru and other exploration locations.	(8.7)
•	Lower selling, general and administrative expenses.	(5.1)

Operating cost and expenses for 2016		$3,815.6

				Variance
NON-OPERATING INCOME (EXPENSE)	2017	2016	2015	2017 - 2016	2016 - 2015
Interest expense	$(357.4)	$(360.3)	$(334.0)	$2.9	$(26.3)
Capitalized interest	51.4	69.6	123.2	(18.2)	(53.6)
Other (expense) income	(15.7)	(24.6)	(25.3)	8.9	0.7
Interest income	5.5	7.1	10.9	(1.6)	(3.8)

Total non-operating income (expense)	$(316.2)	$(308.2)	$(225.2)	$(8.0)	$(83.0)

        2017-2016:    Non-operating income and expense were a net expense of $316.2 million in 2017 compared to a net expense of $308.2 million in 2016. The $8.0 million variance in net expense in 2017 was mainly due to:

  •
  $ 18.2 million of lower capitalized interest mainly due to an adjustment in capitalized interest computation,

  •
  $ 1.6 million of lower interest income; partially offset by,

  •
  $ 8.9 million of lower miscellaneous expense, net; and,

  •
  $ 2.9 million of lower interest expense.

        2016-2015:    Non-operating income and expense were a net expense of $308.2 million in 2016 compared to a net expense of $225.2 million in 2015. The $83.0 million increase in net expense in 2016 was mainly due to:

  •
  $53.6 million of lower capitalized interest, as completed Buenavista projects have been transferred to operations,

  •
  $26.3 million of higher interest expense related to the $2 billion bond issue, in April 2015,

  •
  $3.8 million of lower interest income; partially offset by,

  •
  $0.7 million of higher miscellaneous income.

Income taxes

	2017	2016	2015
Provision for income taxes ($ in millions)	$1,593.4	$501.1	$464.9
Effective income tax rate	69.2%	39.9%	39.1%

        The income tax provision includes Peruvian, Mexican and U.S. federal and state income taxes.

        Components of income tax provision for 2017, 2016 and 2015 include the following ($ in millions):

	2017	2016	2015
Statutory income tax provision	$688.5	$441.1	$423.1
Tax reform adjustment	785.9	—	—
Peruvian royalty	2.5	—	2.7
Mexican royalty	93.2	48.9	20.9
Peruvian special mining tax	23.3	11.1	18.2

Total income tax provision	$1,593.4	$501.1	$464.9

        The effect of U.S. tax reform on the company's financial statements was a provisional non-cash tax provision of $785.9 million. The reduction of the corporate tax rate from 35% to 21% applied to the US deferred tax asset increased tax provision by $110.2 million and the transition tax on the repatriated foreign earnings net of the related deemed paid tax credit increased the provision by $56.1 million. In addition, the Company anticipates that it will not be able to realize certain deferred tax assets due to the US tax reform, and related valuation allowances for these deferred tax assets increased the tax provision as follows: $280.2 million for foreign tax credits, $174.1 million related to the US tax effect of Peruvian deferreds, $165.3 million related to the US deferred tax asset calculated using a 21% tax rate.

        The increase in the effective tax rate in 2017 from the prior year was primarily due to the effects of US tax reform, which added 34.1% to the effective tax rate: 26.9% for valuation of deferred tax assets for foreign tax credits, the US tax effect of Peruvian deferreds, and the US deferred tax asset, 4.8% for the reduction of the corporate tax rate from 35% to 21% applied to the US deferred tax asset, and 2.4% for the transition tax on the repatriated foreign earnings net of the related deemed paid tax credit. The remaining changes in the effective income tax rate from 2016 to 2017 partially offset the increase from the impact of the U.S. tax reform by 4.8%, which such decrease is mainly due to tax accrued on 2016 on foreign earnings that were not permanently reinvested.

        The increase in the effective tax rate in 2016 from the prior year was primarily due to the repatriation of foreign income to the U.S. jurisdiction from our Mexican Operations net of a decrease in permanent differences including exchange gain or loss, which is non-deductible in the Peruvian jurisdiction.

        Please see Note 7 "Income taxes" of our consolidated financial statements for further information regarding tax changes.

Equity earnings of affiliate

        In 2017, 2016 and 2015 we have recognized $23.1 million, $23.9 million and $16.8 million, respectively of equity earnings of affiliate, from our 44.2% interest in the Tantahuatay mine.

Net Income attributable to the non-controlling interest

        Net income attributable to the non-controlling interest in 2017 was $3.9 million, compared to $2.3 million in 2016, and $4.7 million in 2015. It increased in 2017 by $1.6 million and decreased in

2016 by $2.4 million. These changes were the result of higher and lower earnings at our Peruvian operations in 2017 and 2016, respectively.

Income attributable to SCC

        Our net income attributable to SCC in 2017 was $728.5 million, compared to $776.5 million in 2016 and $736.4 million in 2015. Net income attributable to SCC decreased in 2017 due to the one-time, non-cash income tax adjustment of $785.9 million as a result of the US income tax legislation enacted in the fourth quarter of 2017. This was partially offset by higher sales and cost reductions achieved in electricity (–8.0%), tires (–9.4%), and other cost elements. The increase in 2016 net income was mainly a result of higher copper sales volume.

SEGMENT RESULTS ANALYSIS

        We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations. Please see a detailed definition of these segments in Item 1 "Business—Business Reporting Segments."

        The following table presents the volume of sales by segment of copper and our significant by-products, for each of the years in the three year period ended December 31, 2017:

				Variance
Copper Sales (million pounds)	2017	2016	2015	2017 - 2016	2016 - 2015
Peruvian operations	710.1	697.2	714.1	12.9	(16.9)
Mexican open-pit	1,249.1	1,226.7	911.7	22.4	315.0
Mexican IMMSA unit	15.5	19.5	16.6	(4.0)	2.9
Other and intersegment elimination	(15.5)	(19.5)	(16.6)	4.0	(2.9)

Total copper sales	1,959.2	1,923.9	1,625.8	35.3	298.1

				Variance
By-product Sales (million pounds, except silver—million ounces)	2017	2016	2015	2017 - 2016	2016 - 2015
Peruvian operations:
Molybdenum contained in concentrate	17.5	22.6	27.2	(5.1)	(4.6)
Silver	4.1	3.7	3.7	0.4	—
Mexican open-pit operations:
Molybdenum contained in concentrate	29.6	25.3	24.0	4.3	1.3
Silver	10.1	10.6	8.4	(0.5)	2.2
IMMSA unit
Zinc-refined and in concentrate	237.2	232.4	222.2	4.8	10.2
Silver	4.3	4.8	4.3	(0.5)	0.5
Other and intersegment elimination
Silver	(1.6)	(1.9)	(1.9)	0.3	—
Total by-product sales
Molybdenum contained in concentrate	47.1	47.9	51.2	(0.8)	(3.3)
Zinc-refined and in concentrate	237.2	232.4	222.2	4.8	10.2
Silver	16.9	17.2	14.5	(0.3)	2.7

Peruvian Open-pit Operations:

				Variance
	2017	2016	2015	2017 - 2016	2016 - 2015
Net sales	$2,244.1	$1,794.4	$2,021.3	$449.7	$(226.9)
Operating costs and expenses	(1,617.0)	(1,547.8)	(1,570.4)	(69.2)	22.6

Operating income	$627.1	$246.6	$450.9	$380.5	$(204.3)

Net sales:

        2017-2016:    Net sales in 2017 increased by $449.7 million, compared to 2016, mainly as a result of higher metal prices and higher copper and silver sales volume, partially offset by lower molybdenum sales volume.

        2016-2015:    Net sales in 2016 decreased by $226.9 million, compared to 2015, mainly as a result of lower sales volumes and the decrease in copper and molybdenum prices.

Operating costs and expenses:

        2017-2016:    Operating costs and expenses in 2016 increased by $69.2 million, compared to 2016, principally due to:

Operating cost and expenses for 2016		$1,547.8
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties, higher fuel costs and higher workers' participation expense; partially offset by lower power and operating contractors costs, and lower inventory consumption.	82.6
•	Higher exploration expenses.	1.4
Less:
•	Lower depreciation, amortization and depletion expense.	(13.5)
•	Lower selling, general and administrative expenses.	(1.3)

Operating cost and expenses for 2017		$1,617.0

        2016-2015:    Operating costs and expenses in 2016 decreased by $22.6 million, compared to 2015, principally due to:

Operating cost and expenses for 2015		$1,570.4
Less:
•	Lower cost of sales (exclusive of depreciation, amortization and depletion), mainly due to lower fuel and power costs, workers participation expense and capitalized leachable material, partially offset by higher foreign currency transaction effect.	(8.8)
•	Lower depreciation, amortization and depletion.	(11.0)
•	Lower selling, general and administrative expenses.	(3.9)
Plus:
•	Higher exploration expenses.	1.1

Operating cost and expenses for 2016		$1,547.8

Mexican Open-pit Operations:

				Variance
	2017	2016	2015	2017 - 2016	2016 - 2015
Net sales	$3,972.7	$3,234.3	$2,703.9	$738.4	$530.4
Operating costs and expenses	(2,035.7)	(1,940.2)	(1,758.3)	(95.5)	(181.9)

Operating income	$1,937.0	$1,294.1	$945.6	$642.9	$348.5

Net sales:

        2017-2016:    Net sales in 2017 increased by $738.4 million, compared to 2016, mainly due to higher metal prices and higher copper and molybdenum sales volumes, slightly offset by lower silver sales volume.

        2016-2015:    Net sales in 2016 increased by $530.4 million, compared to 2015, mainly as a result of higher copper, molybdenum and silver sales volume, due to the completion of the Buenavista projects; partially offset by lower copper and molybdenum prices.

Operating costs and expenses:

        2017-2016:    Operating costs and expenses in 2017 increased by $95.5 million, compared to 2016, mainly due to:

Operating cost and expenses for 2016		$1,940.2
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, workers participation expense and higher fuel costs; partially offset by lower cost of metals purchased from third parties and lower sales expenses.	71.1
•	Higher depreciation, amortization and depletion expense.	36.3
•	Higher selling, general and administrative expenses.	0.8
Less:
•	Partial recovery of the Sonora River remediation costs due to the completion of the remediation activities.	(10.2)
•	Lower exploration expenses.	(2.5)

Operating cost and expenses for 2017		$2,035.7

        2016-2015:    Operating costs and expenses in 2016 increased by $181.9 million, compared to 2015, principally due to:

Operating cost and expenses for 2015		$1,758.3
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion), principally as a result of higher copper sales volume from our new Buenavista concentrator production, capitalized leachable material, workers' participation expense and sales expenses, partially offset by lower inventory consumption and foreign currency transaction effect.	133.2
•	Higher depreciation, amortization and depletion mainly due to our expansion and maintenance capital projects.	99.7
Less:
•	Lower environmental remediation expense at Buenavista.	(45.0)
•	Lower selling, general and administrative expenses.	(3.5)
•	Lower exploration expenses.	(2.5)

Operating cost and expenses for 2016		$1,940.2

IMMSA unit:

				Variance
	2017	2016	2015	2017 - 2016	2016 - 2015
Net sales	$508.7	$423.1	$388.3	$85.6	$34.8
Operating costs and expenses	(434.9)	(366.3)	(374.6)	(68.6)	8.3

Operating income	$73.8	$56.8	$13.7	$17.0	$43.1

Net sales:

        2017-2016:    Net sales in 2017 increased $85.6 million, compared to 2016, primarily due to higher metal prices and higher zinc sales volume, slightly offset by lower silver sales volume.

        2016-2015:    Net sales in 2016 increased $34.8 million, compared to 2015, mainly as a result of higher zinc, copper and silver sales volumes, partially offset by lower copper prices.

Operating costs and expenses:

        2017-2016:    Operating costs and expenses in 2017 increased $68.6 million, compared to 2016, mainly due to:

Operating cost and expenses for 2016		$366.3
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties and higher power costs; partially offset by lower sales expenses and foreign currency effect.	61.2
•	Higher depreciation, amortization and depletion due to our maintenance capital investments.	6.4
•	Higher exploration expenses.	0.5
•	Higher selling, general and administrative expenses.	0.5

Operating cost and expenses for 2017		$434.9

        2016-2015:    Operating costs and expenses in 2016 decreased $8.3 million, compared to 2015, principally due to:

Operating cost and expenses for 2015		$374.6
Less:
•	Lower cost of sales (exclusive of depreciation, amortization and depletion), principally as a result of lower cost of metals purchased from third parties, inventory consumption and power costs.	(19.7)
•	Lower exploration expenses.	(4.6)
Plus:
•	Higher depreciation, amortization and depletion due to our maintenance capital investments.	15.0
•	Higher selling, general and administrative expenses.	1.0

Operating cost and expenses for 2016		$366.3

Intersegment Eliminations and Adjustments:

        The net sales, operating costs and expenses and operating income discussed above will not be directly equal to amounts in our consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account. Please see Note 17 "Segment and Related Information" of our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

        The following discussion relates to our liquidity and capital resources for each of the years in the three year period ended December 31, 2017.

Cash Flow:

        The following table shows the cash flow for the three year period ended December 31, 2017 (in millions):

				Variance
	2017	2016	2015	2017 - 2016	2016 - 2015
Net cash provided by operating activities	$1,976.6	$923.1	$879.8	$1,053.5	$43.3
Net cash used in investing activities	$(1,019.0)	$(452.0)	$(1,461.0)	$(567.0)	$1,009.0
Net cash (used in) provided by financing activities	$(456.1)	$(210.7)	$492.2	$(245.4)	$(702.9)

Net cash provided by operating activities:

        The 2017, 2016 and 2015 change in net cash from operating activities include (in millions):

				Variance
	2017	2016	2015	2017 - 2016	2016 - 2015
Net income	$732.4	$778.8	$741.1	$(46.4)	$37.7
Depreciation, amortization and depletion	671.1	647.1	510.7	24.0	136.4
Provision (benefit) for deferred income taxes	641.5	(117.0)	(153.2)	758.5	36.2
Loss (income) on foreign currency transaction effect	24.9	(8.9)	(2.2)	33.8	(6.7)
Other adjustments to net income	(3.4)	16.9	(6.8)	(20.3)	23.7
Operating assets and liabilities	(89.9)	(393.8)	(209.8)	303.9	(184.0)

Net cash provided from operating activities	$1,976.6	$923.1	$879.8	$1,053.5	$43.3

        Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts and changes in operating assets and liabilities. In 2017, we recorded a non-cash tax charge of $785.9 million related to the US tax law change enacted in December 2017.

        2017:    Net income was $732.4 million, approximately 37% of the net cash provided from operating activities. A net increase in operating assets and liabilities decreased operating cash flow by $89.9 million and included:

  •
  $(298.7) million increase in accounts receivable.

  •
  $(201.9) million of net increase in inventory, which included $(180.4) million of higher leaching inventory, $(26.8) million of higher supplies inventories for our operations and $(76.3) million of higher metals in process, partially offset by $81.6 million of lower finished goods inventory.

  •
  $139.5 million increase in accounts payable and accrued liabilities, which included $75.6 million of higher accounts payable, $51.5 million of higher accrued workers' participation and $12.4 million of higher other liabilities.

  •
  $271.2 million decrease in other operating assets and liabilities, which included principally $163.9 million of lower prepaid taxes, mainly due to the use of tax credits from previous years.

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

  •
  $(28.9) million decrease in accounts payable and accrued liabilities which included $99.7 million of higher accounts payable, $(40.8) million lower income tax accrual, $(73.1) million of workers' participation payments and $(14.7) million of lower other liabilities.

  •
  $(12.2) million of changes in other operating assets and liabilities.

Net cash used in investing activities:

        2017:    Net cash used for investing activities in 2017 included $1,023.5 million for capital investments. These included $338.1 million of investments at our Mexican operations and $685.4 million of investments at our Peruvian operations. For further information, please see "Capital Investment Program" under this Item on page 71.

        The 2017 investing activities also include net sales of short-term investments of $1.0 million.

        2016:    Net cash used for investing activities in 2016 included $1,118.5 million for capital investments. These included $577.5 million of investments at our Mexican operations and $541.0 million of investments at our Peruvian operations. For further information, please see "Capital Investment Program" under this Item on page 71.

        The 2016 investing activities also include net sales of short-term investments of $552.1 million, and a repayment of $111.2 million received from a related party.

        2015:    Net cash used for investing activities in 2015 included $1,149.6 million for capital investments. These included $964.8 million of investments at our Mexican operations and $285.2 million of investments at our Peruvian operations. For further information, please see "Capital Investment Program" under this Item on page 71.

        The 2015 investing activities also include net purchases of short-term investments of $264.8 million and $100.4 million for the acquisition of the El Pilar mining property, and a repayment of $50 million received from a related party.

Net cash provided by (used in) financing activities:

        2017:    Net cash used in financing activities in 2017 was $456.1 million and included a dividend distribution of $456.1 million.

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

Other Liquidity Considerations

        We expect that we will meet our cash requirements for 2018 and beyond from cash on hand and internally generated funds. In addition, we believe that we will be able to access additional external financing on reasonable terms, if required.

        As of December 31, 2017, $517.7 million of the Company´s total cash, cash equivalents, restricted cash and short-term investments of $1,055.3 million was held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. At December 31, 2016, Minera Mexico determined that it had $470.5 million in earnings available for dividends to the United States. These earnings had not been remitted, but U.S. federal income tax, net of foreign tax credit was recognized in 2016 resulting in an increase tax of $45.7 million. At December 31, 2017, Minera Mexico had determined that it had earnings available for dividends to the United States of $555.5 million. The 2017 U.S. tax reform introduced a one-time transition tax that is based upon the Company's total accumulated post-1986 prescribed foreign earnings and profits ("E&P") estimated to be $8.9 billion, the majority of which was previously considered to be indefinitely reinvested and accordingly, no U.S. federal and state income taxes were provided. Upon enactment of the 2017 U.S. tax reform, the Company calculated and recorded a provisional tax amount of $181.1 million as a reasonable estimate for its one-time transition tax liability, which was completely offset by foreign tax credit carryforwards. Because of the complexities of tax reform and the transition tax calculation, the Company is still finalizing its calculation of the total accumulated post-1986 prescribed E&P for the applicable entities. Further, the transition tax is based in part on the amount of those earnings held in liquid and non-liquid E&P. Until the calculation of E&P is completed and the transition tax is finalized during 2018 it is not practicable to estimate any amount of unrecognized deferred tax liability, if any, to any additional outside basis differences in the Company's foreign subsidiaries. Earnings from the Company's Peruvian branch to the United States are not subject to transition taxes since they are taxed on a current basis, regardless of remittances.

        Share repurchase program:    In 2008, our BOD authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Since the inception of the program through December 31, 2017, we have purchased 119.5 million shares of our common stock at a cost of $2.9 billion. These shares are available for general corporate purposes. We may purchase additional shares of our common stock from time to time based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time. For further details please see Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—SCC common stock repurchase plan."

        Dividend:    On January 25, 2018, the Board of Directors ("BOD") authorized a dividend of $0.30 per share paid on February 27, 2018, to shareholders of record at the close of business on February 13, 2018.

FINANCING

        Our total debt at December 31, 2017 was $5,957.1 million, compared to $5,954.2 million at December 31, 2016, net of the unamortized discount and issuance costs of notes issued under par of $94.1 million and $97.0 million at December 31, 2017 and 2016, respectively. This debt is all denominated in dollars at fixed interest rates, weighed at 5.89%.

        The ratio of total debt to total capitalization was 49.2% at December 31, 2017, compared to 50.4% at December 31, 2016. Also the ratio of net debt to net capitalization was 44.4% at December 31, 2017, compared to 47.7% at December 31, 2016.

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

        Please see Note 10 "Financing" for a discussion about the covenants requirements related to our long-term debt.

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

CONTRACTUAL OBLIGATIONS

        The following table summarizes our significant contractual obligations as of December 31, 2017:

		Payments due by Period
	Total	2018	2019	2020	2021	2022	2023 and Thereafter
		(dollars in millions)
Long-term debt	$6,051.1	$—	$—	$400.0	$—	$300.0	$5,351.1
Interest on debt	7,257.3	356.5	356.5	341.3	334.9	333.4	5,534.7
Uncertain tax position(a)	214.5	—	—	—	—	—	—
Workers' participation	176.9	176.9	—	—	—	—	—
Pension and post-retirement obligations	31.4	3.2	2.6	2.7	2.8	2.9	17.2
Asset retirement obligation	234.1	—	—	—	—	—	234.1
Purchase obligations:
Commitment to purchase energy	3,016.0	356.1	356.1	358.4	358.4	365.5	1,221.5
Capital investment projects	1,409.3	508.8	428.5	330.0	142.0	—	—

Total	$18,390.6	$1,401.5	$1,143.7	$1,432.4	$838.1	$1,001.8	$12,358.6

(a)
The above table does not include any scheduled payments related to uncertain tax position liabilities because there is often a high degree of uncertainty regarding the timing of future cash outflows. As of December 31, 2017, the tax liability recognized by the Company is $214.5 million and is included as non-current liability in the consolidated Balance Sheet.

        Long-term debt payments do not include the debt discount valuation account and issuance costs of $94.1 million.

        Interest on debt is calculated at rates in effect at December 31, 2017. As all our debt is at fixed rates, future expenditures will not change due to rate changes. Please refer to Note 10 "Financing" of our consolidated financial statements for a description of our long-term debt arrangements and credit facilities.

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

        Pension and post retirement obligations include the benefits expected to be paid under our pension and post-retirement benefit plans. Please refer to Note 11 "Benefit Plans" of our consolidated financial statements.

        Asset retirement obligations include the aggregate amount of the closure and remediation costs of our Peruvian mines and facilities to be paid under the mine closure plans approved by MINEM and the closure and remediation costs of our Mexican operations. See Note 9 "Asset Retirement Obligation."

        In June 2014, we entered into a power purchase agreement for 120 megawatt ("MW") with the state company Electroperu S.A., which began supplying energy for our Peruvian operations for twenty years starting on April 17, 2017. In July 2014, we entered into a power purchase agreement for 120MW with a private power generator Kallpa Generacion S.A. ("Kallpa"), which began supplying energy for our Peruvian operations for ten years starting on April 17, 2017. In May 2016, we signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa will supply energy for the operations related to the Toquepala Expansion and other minor projects for ten years starting on May 1, 2017 and ending after ten years of commercial operation of the Toquepala Expansion or on April 30, 2029; whichever occurs first.

        Also we have a commitment to purchase power for our Mexican operations from MGE, a subsidiary of Grupo Mexico through 2032. See Note 12 "Commitment and Contingencies—Other commitments".

        Amounts indicated on the above table are based on our long-term estimated power costs, which are subject to change as energy generation costs change and our forecasted power requirements through the life of the agreements change.

        Capital investment projects include committed purchase orders and executed contracts for our Mexican projects, and for our Peruvian expansion projects at Tia Maria and the Toquepala mine.

NON-GAAP INFORMATION RECONCILIATION

        Operating cash cost:    Following is a reconciliation of "Operating Cash Cost" (see page 69) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound in the table below:

	2017		2016		2015
	$ millions	$ per pound	$ millions	$ per pound	$ millions	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$3,252.8	$1.74	$3,034.1	$1.58	$2,927.6	$1.83
Add:
Selling, general and administrative	93.1	0.05	94.3	0.05	99.4	0.06
Sales premiums, net of treatment and refining charges	22.4	0.01	24.4	0.01	(34.5)	(0.02)
Less:
Workers' participation	(196.4)	(0.11)	(130.2)	(0.07)	(116.1)	(0.07)
Cost of metals purchased from third parties	(363.2)	(0.19)	(329.9)	(0.17)	(351.8)	(0.22)
Royalty charge and other, net	(150.3)	(0.08)	(74.9)	(0.04)	(72.9)	(0.05)
Inventory change	139.1	0.07	162.0	0.08	192.2	0.12

Operating Cash Cost before by-product revenues	$2,797.5	$1.49	$2,779.8	$1.44	$2,643.9	$1.65

Add:
By-product revenues(1)	(1,030.2)	(0.55)	(904.9)	(0.47)	(806.1)	(0.50)
Net revenue on sale of metal purchased from third parties	(50.2)	(0.02)	(50.7)	(0.03)	(60.7)	(0.04)

Add:
Total by-product revenues	(1,080.4)	(0.57)	(955.6)	(0.50)	(866.8)	(0.54)

Operating Cash Cost net of by-product revenues	1,717.1	0.92	1,824.2	0.95	1,777.1	$1.11

Total pounds of copper produced (in millions)	1,874.5		1,924.7		1,599.3

(1)
By-product revenues included in our presentation of operating cash cost contain the following:

	2017		2016		2015
	$ millions	$ per pound	$ millions	$ per pound	$ millions	$ per pound
Molybdenum	$(353.4)	$(0.19)	$(268.1)	$(0.14)	$(239.0)	$(0.15)
Silver	(254.9)	(0.14)	(246.3)	(0.13)	(193.0)	(0.12)
Zinc	(221.6)	(0.12)	(189.3)	(0.10)	(148.9)	(0.09)
Sulfuric Acid	(71.9)	(0.04)	(87.6)	(0.04)	(127.6)	(0.08)
Gold	(61.7)	(0.03)	(50.6)	(0.02)	(35.1)	(0.02)
Other	(66.7)	(0.03)	(63.0)	(0.04)	(62.5)	(0.04)

Total	$(1,030.2)	$(0.55)	$(904.9)	$(0.47)	$(806.1)	$(0.50)

        The by-product revenue presented does not match with the sales value reported by segment on page 136 because the above table excludes purchases from third parties, which are reclassified to net revenue on sale of metal purchased from third parties.

        Net debt to net capitalization:    Net debt to net capitalization as of December 31, 2017 and 2016 is as follows:

	2017	2016
Total debt	$5,957.1	$5,954.2
Cash and cash equivalents	(1,004.8)	(546.0)
Short-term investments	(50.5)	(51.3)

Net debt	4,901.8	5,356.9
Net capitalization:
Net debt	4,901.8	5,356.9
Equity	6,149.4	5,870.9

Net capitalization	$11,051.2	$11,227.8
Net debt/net capitalization(*)	44.4%	47.7%

(*)
Represents net debt divided by net capitalization.

        Total debt to total capitalization:    Total debt to total capitalization as of December 31, 2017 and 2016 is as follows:

	2017	2016
Total debt	$5,957.1	$5,954.2
Capitalization
Debt	5,957.1	5,954.2
Equity	6,149.4	5,870.9

Total capitalization	$12,106.5	$11,825.1
Total debt/total capitalization(*)	49.2%	50.4%

(*)
Represents debt divided by total capitalization.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity price risk:

        For additional information on metal price sensitivity, refer to "Metal Prices" in Part II, Item 7 of this annual report.

Open sales risk:

        Our provisional copper and molybdenum sales contain an embedded derivative that is required to be separate from the host contract for accounting purposes. The host contract is the receivable from the sale of copper or molybdenum concentrates at prevailing market prices at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to settlement. See Note 17 to our consolidated financial statements for further information about these provisional sales.

Foreign currency exchange rate risk:

        Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances for the three years ended December 31, 2017, are provided in the table below:

	2017	2016	2015
Peru:
Peruvian inflation rate	1.5%	3.2%	4.4%
Initial exchange rate	3.360	3.413	2.989
Closing exchange rate	3.245	3.360	3.413
Appreciation/(devaluation)	3.4%	1.6%	(14.2)%
Mexico:
Mexican inflation rate	6.8%	3.4%	2.1%
Initial exchange rate	20.664	17.207	14.718
Closing exchange rate	19.735	20.664	17.207
Appreciation/(devaluation)	4.5%	(20.1)%	(16.9)%

Change in monetary position:

        Assuming an exchange rate variance of 10% at December 31, 2017, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net earnings ($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$11.9
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(14.5)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$20.1
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(24.5)

        The net monetary position is net of those assets and liabilities that are sol or peso denominated at December 31, 2017.

Short-term investments:

        For additional information on our trading securities and available-for-sale investments, refer to Note 3 Short-term Investments in Part II, Item 8 of this annual report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation:

Opinion on the Consolidated Financial Statements

        We have audited the accompanying consolidated balance sheets of Southern Copper Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income, changes in stockholders´equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

        These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Galaz, Yamazaki, Ruiz Urquiza S.C.
Member of Deloitte Touche Tohmatsu Limited

/s/ MIGUEL ANGEL ANDRADE LEVEN C.P.C. Miguel Angel Andrade Leven We have served as the Company's auditor since 2009 Mexico City, Mexico March 1, 2018

Southern Copper Corporation
and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, (in millions, except for per share amounts)	2017	2016	2015
Net sales (including sales to related parties, see note 16)	$6,654.5	$5,379.8	$5,045.9
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	3,252.8	3,034.1	2,927.6
Selling, general and administrative	93.1	94.3	99.4
Depreciation, amortization and depletion	671.1	647.1	510.7
Exploration	28.8	40.1	48.8
Environmental remediation	(10.2)	—	45.0

Total operating costs and expenses	4,035.6	3,815.6	3,631.5

Operating income	2,618.9	1,564.2	1,414.4
Interest expense	(357.4)	(360.3)	(334.0)
Capitalized interest	51.4	69.6	123.2
Other expense	(15.7)	(24.6)	(25.3)
Interest income	5.5	7.1	10.9

Income before income taxes	2,302.7	1,256.0	1,189.2
Current income taxes and royalty taxes	951.7	623.6	620.3
Deferred income taxes	641.7	(122.5)	(155.4)

Net income before equity earnings of affiliate	709.3	754.9	724.3
Equity earnings of affiliate, net of income tax	23.1	23.9	16.8

Net income	732.4	778.8	741.1
Less: Net income attributable to the non-controlling interest	3.9	2.3	4.7

Net income attributable to SCC	$728.5	$776.5	$736.4

Per common share amounts attributable to SCC:
Net earnings—basic and diluted	$0.94	$1.00	$0.93
Dividends declared and paid	$0.59	$0.18	$0.34
Weighted average shares outstanding—basic and diluted	773.0	773.6	794.7

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation
and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2017	2016	2015
	(in millions)
COMPREHENSIVE INCOME:
Net income	$732.4	$778.8	$741.1

Other comprehensive income (loss) net of tax:
— Decrease (increase) in pension and other post-retirement benefits (net of income tax of $(1.6), $2.6 and $2.6, respectively)	2.6	(3.5)	(3.7)
— Foreign currency translation adjustments	0.3	—	—

Total other comprehensive income (loss)	2.9	(3.5)	(3.7)

Total comprehensive income	735.3	775.3	737.4
Comprehensive income attributable to the non-controlling interest	3.9	2.3	4.7

Comprehensive income attributable to SCC	$731.4	$773.0	$732.7

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation
and Subsidiaries

CONSOLIDATED BALANCE SHEETS

At December 31, (in millions)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,004.8	$546.0
Restricted cash	—	3.6
Short-term investments	50.5	51.3
Accounts receivable trade	890.6	591.9
Accounts receivable other (including related parties 2017—$26.1 and 2016—$23.4)	85.8	76.6
Inventories	1,041.9	1,010.4
Prepaid taxes	85.5	249.4
Other current assets	11.0	36.9

Total current assets	3,170.1	2,566.1
Property and mine development, net	9,099.6	8,766.5
Ore stockpiles on leach pads	977.4	806.9
Intangible assets, net	152.5	154.2
Deferred income tax	164.9	727.3
Equity method investment	99.7	87.5
Other non-current assets	115.9	125.8

Total assets	$13,780.1	$13,234.3

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2017—$90.1 and 2016—$62.2)	$659.8	$584.2
Accrued income taxes	226.4	185.1
Accrued workers' participation	176.9	125.4
Accrued interest	83.9	85.6
Other accrued liabilities	21.3	18.7

Total current liabilities	1,168.3	999.0

Long-term debt	5,957.1	5,954.2
Deferred income taxes	38.5	162.6
Non-current taxes payable	207.1	—
Other liabilities and reserves	37.2	31.1
Asset retirement obligation	222.5	216.5

Total non-current liabilities	6,462.4	6,364.4

Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY (NOTE 13)
Common stock par value $0.01; shares authorized, 2017 and 2016—2,000; shares issued, 2017 and 2016—884.6	8.8	8.8
Additional paid-in capital	3,373.3	3,358.2
Retained earnings	5,726.2	5,455.3
Accumulated other comprehensive income	0.5	(2.4)
Treasury stock, at cost, common shares	(3,001.1)	(2,987.6)

Total Southern Copper Corporation stockholders' equity	6,107.7	5,832.3
Non-controlling interest	41.7	38.6

Total equity	6,149.4	5,870.9

Total liabilities and equity	$13,780.1	$13,234.3

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, (in millions)	2017	2016	2015
OPERATING ACTIVITIES
Net income	$732.4	$778.8	$741.1
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	671.1	647.1	510.7
Equity earnings of affiliate, net of dividends received	(12.3)	(11.3)	(9.4)
Loss (gain) on foreign currency transaction effect	24.9	(8.9)	(2.2)
Provision (benefit) for deferred income taxes	641.5	(117.0)	(153.2)
Other, net	8.9	28.2	2.6
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(298.7)	(143.3)	91.6
(Increase) decrease in inventories	(201.9)	(207.9)	(260.3)
Increase (decrease) in accounts payable and accrued liabilities	139.5	30.5	(28.9)
(Increase) decrease in other operating assets and liabilities	271.2	(73.1)	(12.2)

Net cash provided by operating activities	1,976.6	923.1	879.8

INVESTING ACTIVITIES
Capital expenditures	(1,023.5)	(1,118.5)	(1,149.6)
Payment to acquire business, net of cash acquired	—	—	(100.4)
Purchase of short-term investments	(61.3)	(129.8)	(956.9)
Proceeds on sale of short-term investment	62.3	681.9	692.1
Loan repaid by related parties	—	111.2	50.0
Other, net	3.5	3.2	3.8

Net cash used in investing activities	(1,019.0)	(452.0)	(1,461.0)

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	—	2,045.8
Repayments of debt	—	—	(266.0)
Payments of debt issuance cost	—	—	(11.8)
Repurchase of common shares	—	(71.7)	(1,004.4)
Cash dividends paid to common stockholders	(456.1)	(139.3)	(271.2)
Distributions to non-controlling interest	(0.3)	—	(0.5)
Other, net	0.3	0.3	0.3

Net cash (used in) provided by financing activities	(456.1)	(210.7)	492.2

Effect of exchange rate changes on cash and cash equivalents	(42.7)	11.1	(0.5)

Increase (decrease) in cash and cash equivalents	458.8	271.5	(89.5)
Cash and cash equivalents, at beginning of year	546.0	274.5	364.0

Cash and cash equivalents, at end of year	$1,004.8	$546.0	$274.5

	2017	2016	2015
	(in millions)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$356.7	$356.7	$315.8
Income taxes	$889.8	$571.8	$737.7
Workers' participation	$136.0	$121.6	$192.5
Supplemental schedule of non-cash operating, investing and financing activities:
Decrease (increase) in pension and other post-retirement benefits	$2.9	$(3.5)	$(3.7)
Capital expenditures incurred but not yet paid	$137.7	$99.4	$51.0

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

Southern Copper Corporation
and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For years ended December 31, (in millions)	2017	2016	2015
TOTAL EQUITY, beginning of year	$5,870.9	$5,299.2	$5,836.6

STOCKHOLDERS' EQUITY, beginning of year	5,832.3	5,262.9	5,804.5
CAPITAL STOCK:
Balance at beginning and end of year:	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	3,358.2	3,349.8	3,344.7
Other activity of the period	15.1	8.4	5.1

Balance at end of year	3,373.3	3,358.2	3,349.8

TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the year	(2,769.0)	(2,697.6)	(1,693.5)
Share repurchase program	—	(71.7)	(1,004.4)
Used for corporate purposes	0.3	0.3	0.3

Balance at end of period	(2,768.7)	(2,769.0)	(2,697.6)

Parent Company common shares
Balance at beginning of year	(218.6)	(211.3)	(207.1)
Other activity, including dividend, interest and foreign currency transaction effect	(13.8)	(7.3)	(4.2)

Balance at end of year	(232.4)	(218.6)	(211.3)

Treasury stock balance at end of year	(3,001.1)	(2,987.6)	(2,908.9)

RETAINED EARNINGS:
Balance at beginning of year	5,455.3	4,812.1	4,346.8
Net earnings	728.5	776.5	736.4
Dividends declared and paid, common stock, per share, 2017—$0.59, 2016—$0.18, 2015—$0.34	(456.1)	(139.3)	(271.1)
Other activity of the period	(1.5)	6.0	—

Balance at end of year	5,726.2	5,455.3	4,812.1

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of year	(2.4)	1.1	4.8
Other comprehensive income (loss)	2.9	(3.5)	(3.7)

Balance at end of year	0.5	(2.4)	1.1

STOCKHOLDERS' EQUITY, end of year	6,107.7	5,832.3	5,262.9

NON-CONTROLLING INTEREST, beginning of year	38.6	36.3	32.1
Net earnings	3.9	2.3	4.7
Distributions paid	(0.8)	—	(0.5)
Other activity	—	—	—

NON-CONTROLLING INTEREST, end of year	41.7	38.6	36.3

TOTAL EQUITY, end of year	$6,149.4	$5,870.9	$5,299.2

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF THE BUSINESS:

        The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. ("Grupo Mexico"). At December 31, 2017, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation ("AMC") owned 88.9% of the Company's capital stock. The consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation ("SCC" or the "Company"), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or "Branch" or "SPCC Peru Branch"). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

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

        Metal inventories, consisting of work-in-process and finished goods, are carried at the lower of average cost or market. Costs of work-in-process inventories and finished goods mainly include power, labor, fuel, operating and repair materials, depreciation, amortization, depletion, and other necessary costs related to the extraction and processing of ore, including mining, milling, concentrating, smelting, refining, leaching and chemical processing. Costs incurred in the production of metal inventories exclude general and administrative costs. Once molybdenum, silver, zinc and other by-products are

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

identified, they are transferred to their respective production facilities and the incremental cost required to complete production is assigned to their inventory value.

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

        The leaching process is an integral part of the mining operations carried out at the Company's open-pit mines. The Company capitalizes the production cost of leachable material at its Toquepala, La Caridad and Buenavista mines recognizing it as inventory. This cost includes mining and haulage costs incurred to deliver ore to leach pads, depreciation, amortization, depletion and site overhead costs. The estimates of recoverable mineral content contained in the leaching dumps are supported by engineering studies. As the production cycle of the leaching process is significantly longer than the conventional process of concentrating, smelting and electrolytic refining, the Company includes on its balance sheet current leach inventory (included in work-in-process inventories) and long-term leach inventory. Amortization of leachable material is recorded by the units of production method.

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

        For the years ended December 31, 2017, 2016 and 2015, the Company did not capitalize any drilling and related costs.

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

        The Company updates its estimate of ore reserves at the beginning of each year. In this calculation, the Company uses current metal prices which are defined as the average metal price over the preceding three years. The current price per pound of copper, as defined, was $2.50, $2.61 and $2.99 at the end of 2017, 2016 and 2015, respectively. The ore reserve estimates are used to determine the amortization of mine development and intangible assets.

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

        The Company's operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The Company follows the guidance of ASC 740 "Income taxes" to record these liabilities. (See Note 7 "Income taxes" of the consolidated financial statements for additional information). The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. If its estimate of tax liabilities proves to be less than

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

        The Company classifies income tax-related interest and penalties as income taxes in the financial statements, as well as interest and penalties, if any, related to unrecognized tax benefits.

        On December 22, 2017, the U.S. government enacted the "Tax Cuts and Jobs Act" (the "Act"). The Act contains numerous provisions, the following of which most significantly impact the Company: (i) a decrease in the corporate tax rate from 35% to 21%; (ii) a transition of the U.S. taxation of international operation from a worldwide system to a quasi-territorial system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, (iii) generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations and (iv) limitations on the use of foreign tax credits to reduce the U.S. income tax liability.

        The U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Act. The Company has adopted SAB 118. Accordingly, the provisions of the Act deemed most relevant to the Company have been considered in preparation of its financial statements as of December 31, 2017 based on the Company's best estimate. See further disclosure regarding the impacts of the Act and the adoption of SAB 118 in Note 7 to the accompanying consolidated financial statements.

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

Other comprehensive income—

        Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the fiscal years ended December 31, 2017, 2016 and 2015, the components of "other comprehensive income (loss)" were, the unrecognized gain (loss) on employee benefit obligations and foreign currency translation adjustments.

Business segments—

        Company management views Southern Copper as having three reportable segments and manages it on the basis of these segments. The segments identified by the Company are: 1) the Peruvian operations, which include the two open-pit copper mines in Peru and the plants and services supporting such mines, 2) the Mexican open-pit copper mines, which include La Caridad and Buenavista mine complexes and their supporting facilities and 3) the Mexican underground mining operations, which include five underground mines that produce zinc, lead, copper, silver and gold, a coal mine and a zinc refinery. Please see Note 17 "Segments and Related Information."

        Senior management of the Company focus on operating income as measure of performance to evaluate different segments, and to make decisions to allocate resources to the reported segments. This is a common measure in the mining industry.

ADOPTION OF REVENUE RECOGNITION STANDARD

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

        In March 2016, The FASB issued ASU 2016-08 Revenue from Contracts with Customers—(Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update clarifies the implementation guidance on principal versus agent considerations. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent).

        This revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is not permitted. The Company has adopted the new guidance effective January 1, 2018, applying the modified retrospective approach. Under this approach, the results for reporting periods beginning after January 1, 2018 will be presented in the consolidated financial statements under the guidance, while prior period amounts will not be adjusted and will continue to be reported under the guidance in effect for those periods. Upon adoption by the Company, no cumulative effect adjustment is required to be recognized at January 1, 2018, as the adoption of the standard has not resulted in a change to the way the Company recognizes its revenue. The Company will apply the related disclosure requirements of the new standard beginning in 2018.

OTHER NEW ACCOUNTING STANDARDS

        In January 2016, The FASB issued ASU 2016-01 "Financial instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" which requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to recognize any changes in fair value in net income. This update also includes certain disclosure requirements. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and upon adoption, an entity should apply the amendments with the cumulative effect of initially applying the guidance recognized at January 1, 2018. Early adoption is not permitted. The Company has completed its assessment of the adoption of this standard and has determined that it will not have a material impact on its consolidated financial information.

        On February 25, 2016, the FASB issued ASU 2016-02 "Leases" (Topic 842). This Update significantly modifies the accounting model of leases for lessees; as it requires them to recognize assets and liabilities in the balance sheet for virtually all leases. However, the classification of leases as finance leases or operating leases is maintained for lessees. In addition, for leases with a term of 12 months or less, a lessee can elect by class of underlying asset not to record assets and liabilities on the balance sheet, and recognize lease expense on a straight-line basis over the lease term.

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

        In June 2016, the FASB issued ASU 2016-13 "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities and requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.

        This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact of the adoption of this new standard on the consolidated financial information.

        Other ASUs issued by the FASB that are pending adoption as of December 31, 2017 are not anticipated to have a significant impact on the Company's consolidated financial statements.

NOTE 3—SHORT-TERM INVESTMENTS:

        Short-term investments were as follows ($ in millions):

	At December 31,
	2017	2016
Trading securities	$49.5	$49.2
Weighted average interest rate	1.8%	2.2%
Available-for-sale	$1.0	$2.1
Weighted average interest rate	0.70%	0.78%

Total	$50.5	$51.3

        Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

        Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and, as of December 31, 2017 and 2016, included corporate bonds and asset and mortgage backed obligations. As of December 31, 2017 and 2016, gross unrealized gains and losses on available-for-sale securities were not material.

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

        The following table summarizes the activity of these investments by category (in millions):

	Years ended December 31,
	2017		2016
Trading:
Interest earned	$0.7		$1.5
Unrealized gain (loss) at December 31,	$0.1		$0.4
Available-for-sale:
Interest earned	(*	)	(*	)
Investment redeemed	$1.1		$1.2

(*)
Less than $0.1 million

        At December 31, 2017 and 2016, contractual maturities of the available-for-sale debt securities are as follows (in millions):

	2017	2016
One year or less	$—	$—
Maturing after one year through five years	—	—
Maturing after five years through ten years	—	—
Due after 10 years	1.0	2.1

Total debt securities	$1.0	$2.1

NOTE 4—INVENTORIES:

	At December 31,
(in millions)	2017	2016
Inventory, current:
Metals at average cost:
Finished goods	$48.8	$130.5
Work-in-process	308.0	231.6
Ore stockpiles on leach pads	320.9	310.9
Supplies at average cost	364.2	337.4

Total current inventory	$1,041.9	$1,010.4

Inventory, long-term:
Ore stockpiles on leach pads	$977.4	$806.9

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INVENTORIES: (Continued)

        Total leaching costs added as long-term inventory of ore stockpiles in leach pads amounted to $513.9 million, $439.0 million and $506.9 million in 2017, 2016 and 2015, respectively. Long-term leaching inventories recognized as cost of sales amounted to $333.5 million, $316.6 million and $274.1 million in 2017, 2016 and 2015, respectively.

NOTE 5—PROPERTY:

	At December 31,
(in millions)	2017	2016
Buildings and equipment	$12,552.8	$12,177.1
Construction in progress	2,301.9	1,811.8
Mine development	267.9	259.1
Mineral assets	83.2	83.2
Land, other than mineral	218.4	142.1

Total property	15,424.2	14,473.3
Accumulated depreciation, amortization and depletion	(6,324.6)	(5,706.8)

Total property and mine development, net	$9,099.6	$8,766.5

        Construction in progress increased in 2017 as a result of the spending on the Company expansion projects. For more detailed information, please see Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations—Capital Investment Program."

        Depreciation and depletion expense for the years ended December 31, 2017, 2016 and 2015, amounted to $665.2 million, $639.1 million and $503.6 million, respectively.

NOTE 6—INTANGIBLE ASSETS:

	At December 31,
(in millions)	2017	2016
Mining concessions	$121.2	$121.2
Mine engineering and development studies	19.8	19.8
Software	49.0	44.8

	190.0	185.8
Accumulated amortization:
Mining concessions	(36.6)	(35.6)
Mine engineering and development studies	(15.3)	(14.8)
Software	(27.5)	(23.1)

	(79.4)	(73.5)
Goodwill	41.9	41.9

Intangible assets, net	$152.5	$154.2

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—INTANGIBLE ASSETS: (Continued)

        Amortization of intangibles for the years ended December 31, 2017, 2016 and 2015, amounted to $5.9 million, $8.0 million and $7.1 million, respectively. Estimated amortization are as follows:

Estimated amortization expense (in millions):
2018	$5.6
2019	5.5
2020	5.6
2021	5.5
2022	3.9

Total 2018 - 2022	$26.1

Average annual	$5.2

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

NOTE 7—INCOME TAXES:

        Since March 2009, Grupo Mexico, through its wholly-owned subsidiary AMC, owns an interest in excess of 80% of SCC. Accordingly, SCC's results are included in the consolidated results of the Grupo Mexico subsidiary for U.S. federal income tax reporting. SCC provides current and deferred income taxes, as if it were filing a separate U.S. federal income tax return.

        On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law, making substantial changes to the 1986 Internal Revenue Code. Changes under the Act include, among others, a decrease in the corporate tax rate from 35% to 21%, the transition of the U.S. taxation of international operation from a worldwide system to a quasi-territorial system, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations.

        Although most provisions of the Act begin January 1, 2018, ASC 740 "Income Taxes" requires that the effects of tax law changes be recognized in the year and period of the law change and be reflected in the company's financial results. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. SAB 118 requires a company to reflect the income tax effects of the Act for which the accounting under ASC 740 "Income Taxes" is complete; if it is incomplete but the Company is able to determine a reasonable estimate, a provisional estimate must be provided in the financial statements. If a provisional estimate cannot be reasonably prepared, the Company should continue to apply ASC 740 on the basis of the provision of the tax law that were in effect immediately before the enactment of the Act. Companies have one year from the enactment of the Act to finalize accounting for the impacts of the Act.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES: (Continued)

        The Company adopted SAB 118 and accordingly, its accounting for the effect of the Act is based on its best estimate, which may require adjustment in 2018. However, the Company was able to make reasonable estimates of certain effects and, therefore, recorded a provisional $785.9 million non-cash tax expense for the estimated effects of the Act. These adjustments were related to the valuation allowances for foreign tax credits and other deferred tax assets, valuation of our net deferred tax assets due to the rate change from 35% to 21% and the transition tax on the repatriation of cumulative foreign earnings . The ultimate impact of the Act may differ from these provisional amounts, possibly materially. After the Company files its 2017 U.S. federal income tax return and finalizes certain tax positions it will conclude whether further adjustments are required to its net deferred tax assets or liabilities, current year foreign tax credits and any liability associated with the one-time mandatory tax on the repatriation of foreign earnings.

        The Act also provides for two new taxes that become effective in tax years beginning after December 31, 2017: the Global Intangible Low Tax Income or GILTI tax and the Base Erosion Anti-Abuse or BEAT tax. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. FASB guidance released in January 2018 indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether we expect to have future US inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI. The BEAT tax is a 5% minimum tax for tax years beginning in 2018 (12.5% after 2025) and is calculated on a base equal to the Company's income determined without the tax benefit arising from base erosion payments. The erosion payments are a specifically defined set of deductible expenses. However, the provisions are unclear as to which payments should be characterized as base erosion payments. The tax reform prescribes that the Secretary issue Regulations to prevent the avoidance of the BEAT tax, which have still not been finalized. Additionally, the Company needs to evaluate any interaction between the GILTI and the BEAT taxes. Therefore, the Company is still is in the process of analyzing the provisions of these taxes and the effect they may or may not have on future results and financial reporting. Accordingly, for 2017, there is no change made to the accounting under ASC 740 and the Company is following current tax law with respect to these specific items.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES: (Continued)

        The components of the provision for income taxes for the three years ended December 31, 2017, are as follows:

(in millions)	2017	2016	2015
U.S. federal and state:
Current	$—	$—	$—
Deferred	686.2	(109.4)	(143.0)
Uncertain tax positions	16.2	20.3	80.0

	702.4	(89.1)	(63.0)

Foreign (Peru and Mexico):
Current	951.7	625.0	620.4
Deferred	(60.7)	(34.8)	(92.5)

	891.0	590.2	527.9

Total provision for income taxes	$1,593.4	$501.1	$464.9

        The source of income is as follows:

(in millions)	2017	2016	2015
Earnings by location:
U.S.	$(1.5)	$(1.9)	$(2.1)
Foreign
Peru	284.6	(85.7)	213.2
Mexico	2,019.6	1,343.6	978.1

	2,304.2	1,257.9	1,191.3

Earnings before taxes on income	$2,302.7	$1,256.0	$1,189.2

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES: (Continued)

        The reconciliation of the statutory income tax rate to the effective tax rate for the three years ended December 31, 2017, is as follows (in percentage points):

	2017	2016	2015
Expected tax at U.S. statutory rate	35.0%	35.0%	35.0%
Foreign tax at other than statutory rate, net of foreign tax credit benefit(1)	0.6	2.0	3.6
Percentage depletion	(2.9)	(2.7)	(5.9)
Other permanent differences	5.2	—	0.7
Valuation allowance on US deferred tax assets, foreign tax credits and US tax effect on Peruvian deferred	26.9	—	—
Decrease in US deferred tax asset due to tax rate changes	4.8	—	—
US one time transition tax on accumulated foreign earnings	2.4	—	—
Increase (decrease) in unrecognized tax benefits for uncertain tax positions	0.7	0.2	6.7
Repatriated foreign earnings	(2.0)	3.6	—
Amounts (over) / under provided in prior years	(0.1)	(0.5)	(2.2)
Other	(1.4)	2.3	1.2

Effective income tax rate	69.2%	39.9%	39.1%

(1)
Foreign tax at other than statutory rates, net of foreign tax credit benefit, also includes the effects of permanent differences in Peru and Mexico, that are determined at the local statutory rate.

        The Company files income tax returns in three jurisdictions, Peru, Mexico and the United States. For the three years presented above, the statutory income tax rate for Mexico was 30% and 35% for the United States. The Peruvian tax rate was 29.5% for 2017 and 28% for 2016 and 2015. While the largest components of income taxes are the Peruvian and Mexican taxes, the Company is a domestic U.S. entity. Therefore, the rate used in the above reconciliation is the U.S. statutory rate. For all of the years presented, both the Peruvian branch and Minera Mexico filed separate tax returns in their respective tax jurisdictions. Although the tax rules and regulations imposed in the separate tax jurisdictions may vary significantly, similar permanent items exist, such as items which are nondeductible or nontaxable. Some permanent differences relate specifically to SCC such as the allowance in the United States for percentage depletion.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES: (Continued)

        Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards:

	At December 31,
(in millions)	2017	2016
Assets:
Inventories	$47.0	$27.9
Capitalized exploration expenses	9.5	17.5
U.S. foreign tax credit carryforward, net of FIN 48 liability	280.2	284.2
U.S. tax effect of Peruvian deferred tax liability	174.1	162.6
Property, plant and equipment	—	1.2
Reserves	152.6	108.9
Mexican tax on consolidated dividends	14.5	13.6
Prepaids	—	11.1
Valuation allowance on US deferred tax assets, foreign tax credits and US tax effect on Peruvian deferred	(619.6)	—
Other	9.4	29.7

Total deferred tax assets	67.7	656.7

Liabilities:
Property, plant and equipment	(130.3)	—
Deferred charges	(16.9)	(35.4)
Unremitted foreign earnings	—	(45.7)
Other	(1.2)	(10.9)

Total deferred tax liabilities	(148.4)	(92.0)

Total net deferred tax (liabilities) / assets	$(80.7)	$564.7

U.S. Tax Matters—

        As of December 31, 2017, the Company considers its ownership of the stock of Minera Mexico to be essentially permanent in duration. The excess of the amount for financial reporting over the tax basis of the investment in this stock is estimated to be at least $6.7 billion.

        As of December 31, 2017, $517.7 million of the Company´s total cash, cash equivalents, restricted cash and short-term investments of $1,055.3 million was held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. At December 31, 2016, Minera Mexico determined that it had $470.5 million in earnings available for dividends to the United States. These earnings had not been remitted, but U.S. federal income tax, net of foreign tax credit was recognized in 2016 resulting in an increase tax of $45.7 million. At December 31, 2017, Minera Mexico had determined that it had earnings available for dividends to the United States of $555.5 million. The 2017 U.S. tax reform introduced a one-time transition tax that is based upon the Company's total accumulated post-1986 prescribed foreign earnings and profits ("E&P") estimated to be $8.9 billion, the majority of which was previously considered to be indefinitely reinvested and accordingly, no U.S. federal and state income taxes were provided. Upon enactment of the 2017 U.S. tax reform, the Company calculated and

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES: (Continued)

recorded a provisional tax amount of $181.1 million as a reasonable estimate for its one-time transition tax liability, which was completely offset by foreign tax credit carryforward utilization. Because of the complexities of tax reform and the transition tax calculation, the Company is still finalizing its calculation of the total accumulated post-1986 prescribed E&P for the applicable entities. Further, the transition tax is based in part on the amount of those earnings held in liquid and non-liquid E&P. Until the calculation of E&P is completed and the transition tax is finalized during 2018 it is not practicable to estimate any amount of unrecognized deferred tax liability, if any, to any additional outside basis differences in the Company's foreign subsidiaries. Earnings from the Company's Peruvian branch to the United States are not subject to transition taxes since they are taxed on a current basis, regardless of remittances.

        At December 31, 2017, there were $485.8 million of foreign tax credits available for carryback or carryforward. These credits have a one year carryback and a ten year carryforward period and can only be used to reduce U.S. income tax on foreign earnings. There were no other unused U.S. tax credits at December 31, 2017. These credits expire as follows:

Year	Amount
2022	20.3
2023	69.2
2024	102.0
2025	189.5
2026	104.8

Total	$485.8

        These foreign tax credits are presented above on a gross basis and have not been reduced here for any unrecognized tax benefits. These foreign tax credits have been adjusted to include the 2017 Net Operating Loss carryback in the U.S. jurisdiction, increasing foreign tax credits by approximately $15.9 million. In accordance with ASU 2013-11 the Company has recorded $205.7 million of an unrecognized tax benefit as an offset to the Company's deferred tax asset for foreign tax credits. The remaining foreign tax credits of $280.2 million are being re-valued to zero at December 31, 2017. It is the opinion of management that with the reduction in the U.S. corporate tax rate to 21% and the tax rates in Mexico and Peru at 30% and higher, it is unlikely the excess foreign tax credits can be utilized. Additionally, foreign dividends will no longer be taxed in the U.S. thereby reducing the U.S. tax on the foreign source income that the credits can be used to offset.

Peruvian Tax Matters—

        Royalty mining charge:    The royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $23.4 million, $16.8 million and $22.9 million of royalty charges in 2017, 2016 and 2015, respectively, of which $2.5 million and $2.7 million were included in income taxes in 2017 and 2015, respectively; no amounts were included in income tax in 2016.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES: (Continued)

        Peruvian special mining tax:    This tax is based on operating income with graduated rates increasing from 2% to 8.4%. The Company recognized $23.3 million, $10.8 million and $18.1 million in 2017, 2016 and 2015, respectively, with respect to this tax. These amounts are included as "income taxes" in the consolidated statement of earnings.

        In December 2016, the Peruvian Government enacted income tax law changes to both the income tax and dividend tax rate that become effective on January 1, 2017. The rates are as follows:

Year	Income Tax Rate	Dividend Tax Rate
2015 - 2016	28.0%	6.8%
2017 and later	29.5%	5%

        The recalculation of the deferred tax liability for the Peruvian jurisdiction using the new tax rates did not have a material effect on the deferred tax liability or the financial statements of the Company.

Mexican Tax Matters—

        In 2013, the Mexican Congress enacted tax law changes that became effective on January 1, 2014. Among other effects, the amounts that the subsidiary companies of Minera Mexico recorded during 2017 were:

  •
  Mining royalty at the rate of 7.5% on taxable earnings before taxes: $87.8 million.

  •
  Additional royalty of 0.5% over gross income from sales of gold, silver and platinum: $0.8 million.

  •
  Income tax payable stemming from changes to tax consolidation: $0.3 million.

        On October 2017, the Federation's Revenue Law for 2018 was approved by the House of Representatives and the Senate. There are certain modifications that are worth highlighting:

             i)  The incentive of crediting of the special use and service tax to income tax. In the case of fuel, it includes purchased diesel for final consumption in certain mining equipment. The crediting of the special use and service tax was extended to the purchase of imported diesel.

            ii)  The Federal Revenue Law allows the deduction of statutory profit sharing paid, on advance monthly payments of income tax.

           iii)  The withholding rate applied by banks and other members of the financial system on interest will decrease from an annual rate of 0.58% to 0.46%.

            iv)  The obligation to provide certain information regarding relevant transactions will be incorporated to the Federation's Revenue Law for 2018 given the recent rulings issued by the Mexican Supreme Court. Taxpayers will be obligated to provide on a quarterly basis to the Mexican tax authorities information regarding financial derivative transactions, transactions with related parties, transactions related to the participation in the equity of other companies and changes of tax residence, corporate restructures and other similar transactions.

        It is worth noting that there are no further amendments in connection with the Base Erosion and Profit Shifting action plan.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES: (Continued)

Accounting for Uncertainty in Income Taxes—

        The total amount of unrecognized tax benefits in 2017, 2016 and 2015, was as follows (in millions):

	2017	2016	2015
Unrecognized tax benefits, opening balance	$304.0	$400.0	$319.4
Gross increases—tax positions in prior period	(89.5)	3.9	36.3
Gross increases—current-period tax positions	—	23.3	44.3
Decreases related to settlements with taxing authorities	—	(123.2)	—

	(89.5)	(96.0)	80.6

Unrecognized tax benefits, ending balance	$214.5	$304.0	$400.0

        The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $214.5 million and $304.0 million at December 31, 2017 and 2016, respectively. These amounts relate entirely to U.S. income tax matters. The Company has no unrecognized Peruvian or Mexican tax benefits.

        The Company is currently under examination by the Internal Revenue Service for the years 2011-2013 as part of the audit of the AMC consolidated tax group.

        As of December 31, 2017 and December 31, 2016 the Company's liability for uncertain tax positions included accrued interest and penalties of $1.9 million.

        The following tax years remain open to examination and adjustment in the Company's three major tax jurisdictions:

Peru:	2012 and all subsequent years
U.S.:	2012 and all subsequent years
Mexico:	2012 and all subsequent years

        Management does not expect that any of the open years will result in a cash payment within the upcoming twelve months ending December 31, 2018. The Company's reasonable expectations about future resolutions of uncertain items did not materially change during the year ended December 31, 2017.

NOTE 8—WORKERS' PARTICIPATION:

        The Company's operations in Peru and Mexico are subject to statutory workers' participation.

        In Peru, the provision for workers' participation is calculated at 8% of pre-tax earnings. The current portion of this participation, which is accrued during the year, is based on the Peruvian Branch's taxable income and is distributed to workers following determination of final results for the year. The annual amount payable to an individual worker is capped at the worker's salary for an 18 month period. Amounts determined in excess of the 18 months of worker's salary is no longer made as a payment to the worker and is levied first for the benefit of the "Fondo Nacional de Capacitacion Laboral y de Promocion del Empleo" (National Workers' Training and Employment Promotion Fund) until this entity receives from all employers in its region an amount equivalent to 2,200 Peruvian taxable units (approximately $2.7 million in 2017). Any remaining excess is levied as payment for the

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—WORKERS' PARTICIPATION: (Continued)

benefit of the regional governments. These levies fund worker training, employment promotion, entrepreneurship and various other programs.

        In Mexico, workers' participation is determined using the guidelines established in the Mexican income tax law at a rate of 10% of pre-tax earnings as adjusted by the tax law.

        The provision for workers' participation is allocated to "Cost of sales (exclusive of depreciation, amortization and depletion)" and to "selling, general and administrative" in the consolidated statement of earnings, proportional to the number of workers in the production and administrative areas, respectively. Workers' participation expense for the three years ended December 31, 2017 was as follows (in millions):

	2017	2016	2015
Current	$192.7	$131.8	$140.8
Deferred	6.6	(13.4)	(19.8)

	$199.3	$118.4	$121.0

NOTE 9—ASSET RETIREMENT OBLIGATION:

        The Company maintains an estimated asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law, the Company's closure plans were approved by the Peruvian Ministry of Energy and Mines ("MINEM"). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation. The accepted value of the Lima office building for this purpose is $36.9 million. Through January 2018, the Company has provided guarantees of $32.3 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the smelter and refinery in Ilo, and the shops and auxiliary facilities at the three units. In 2015, we added $12.5 million related to the Toquepala expansion closure plan. In 2017, according to Peruvian law requirements, the Cuajone mine closure plan was reviewed. As a result of this, an adjustment of $11.6 million was recorded.

        In 2010, the Company announced to the Mexican federal environmental authorities its closure plans for the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation with a budget of $66.2 million, which has been spent through December 31, 2017. Plant demolition and construction of a confinement area at the south of the property were completed in 2012. In accordance with remediation goals previously approved by environmental authorities, soil remediation and on-site encapsulation on a second confinement area of impacted soils have been completed. Confirmation sampling was successfully completed. On September 2, 2016, the environmental authorities approved the conclusion of the remediation effort for San Luis Potosi. The Company continues studying the possibilities for this property in order to decide whether to sell or develop the property. The overall cost recognized for mining closure in Mexico includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—ASSET RETIREMENT OBLIGATION: (Continued)

facilities. In 2016, the Company added $9.5 million related to the Quebalix IV closure plan, a project that is part of the Buenavista expansion.

        The following table summarizes the asset retirement obligation activity for years ended December 31, 2017 and 2016 (in millions):

	2017	2016
Balance as of January 1	$216.5	$190.9
Changes in estimates	(11.6)	—
Additions	—	10.5
Closure payments	(0.3)	(2.0)
Accretion expense	17.9	17.1

Balance as of December 31,	$222.5	$216.5

NOTE 10—FINANCING:

Long-term debt (in millions):

	Face amount	Issuance discount	Issuance costs	Carrying value as of December 31, 2017
5.375% Senior unsecured notes due 2020	$400	$(0.6)	$(0.6)	$398.8
3.500% Senior unsecured notes due 2022	300	(0.5)	(0.8)	298.7
3.875% Senior unsecured notes due 2025	500	(2.1)	(2.0)	495.9
9.250% Yankee Bonds due 2028	125	—	—	51.2
7.500% Senior unsecured notes due 2035	1,000	(13.2)	(8.8)	978.0
6.750% Senior unsecured notes due 2040	1,100	(7.4)	(5.9)	1,086.7
5.250% Senior unsecured notes due 2042	1,200	(19.8)	(6.6)	1,173.6
5.875% Senior unsecured notes due 2045	1,500	(16.9)	(8.9)	1,474.2

Total	$6,125	$(60.5)	$(33.6)	5,957.1

Less, current portion				—

Total long-term debt				$5,957.1

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FINANCING: (Continued)

	Face amount	Issuance discount	Issuance costs	Carrying value as of December 31, 2016
5.375% Senior unsecured notes due 2020	$400	$(0.8)	$(0.9)	$398.3
3.500% Senior unsecured notes due 2022	300	(0.7)	(0.9)	298.4
3.875% Senior unsecured notes due 2025	500	(2.3)	(2.2)	495.5
9.250% Yankee Bonds due 2028	125	—	—	51.2
7.500% Senior unsecured notes due 2035	1,000	(13.6)	(8.9)	977.5
6.750% Senior unsecured notes due 2040	1,100	(7.5)	(6.1)	1,086.4
5.250% Senior unsecured notes due 2042	1,200	(20.2)	(6.7)	1,173.1
5.875% Senior unsecured notes due 2045	1,500	(17.1)	(9.1)	1,473.8

Total	$6,125	$(62.2)	$(34.8)	5,954.2

Less, current portion				—

Total long-term debt				$5,954.2

        The bonds, referred above as "Yankee bonds", contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined in the debt instrument. At December 31, 2017, Minera Mexico was in compliance with this covenant.

        Between July 2005 and November 2012 the Company issued senior unsecured notes six times totaling $4.2 billion, as listed above. Interest on the notes is paid semi-annually in arrears. The notes rank pari passu with each other and rank pari passu in right of payment with all of the Company's other existing and future unsecured and unsubordinated indebtedness.

        On April 20, 2015, the Company issued $2.0 billion of fixed-rate senior unsecured notes. This debt was issued in two tranches, $500 million due 2025 at an annual interest rate of 3.875% and $1.5 billion due 2045 at an annual interest rate of 5.875%. These notes are general unsecured obligations of the Company and rank equally with all of its existing and future unsecured and unsubordinated debt. Net proceeds are being used for general corporate purposes, including the financing of the Company´s capital investment program. The notes were issued with an underwriters' discount of $20.2 million. Additionally, issuance costs of $11.8 million associated with these notes were paid and deferred. The unamortized balance of the discount and the costs are presented net of the carrying value of the debt issued and are amortized as interest expense over the life of the loan.

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

        If the Company experiences a "Change of Control Triggering Event", the Company must offer to repurchase the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any. A Change of Control Trigger Event means a Change of Control (as

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FINANCING: (Continued)

defined) and a rating decline (as defined), that is, if the rating of the notes, by at least one of the rating agencies shall be decreased by one or more gradations.

        At December 31, 2017, the Company was in compliance with the covenants of the notes.

        Aggregate maturities of the outstanding borrowings at December 31, 2017, are as follows:

Years	Principal Due(*)
(in millions)
2018	$—
2019	—
2020	400.0
2021	—
2022	300.0
Thereafter	5,351.2

Total	$6,051.2

(*)
Total debt maturities do not include the debt discount valuation account of $94.1 million.

NOTE 11—BENEFIT PLANS:

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

        The components of net periodic benefit costs calculated in accordance with ASC 715 "Compensation retirement benefits," using December 31 as a measurement date, consist of the following:

	Years ended December 31,
(in millions)	2017	2016	2015
Service cost	$0.8	$0.7	$1.1
Interest cost	1.4	1.0	1.0
Expected return on plan assets	(2.9)	(2.2)	(3.0)
Amortization of transition assets, net	0.1	0.1	0.1
Amortization of net actuarial loss	—	—	(0.5)
Settlement / Curtailment	0.1	(0.2)	—
Amortization of net loss/(gain)	0.2	0.2	0.2

Net periodic benefit cost	$(0.3)	$(0.4)	$(1.1)

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—BENEFIT PLANS: (Continued)

        The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2017	2016
Change in benefit obligation:
Projected benefit obligation at beginning of year	$25.6	$24.9
Service cost	0.8	0.7
Interest cost	1.4	1.0
Settlement	0.9	(0.1)
Benefits paid	(1.9)	(2.0)
Actuarial (gain)/loss	(0.3)	3.3
Actuarial gain assumption changes	0.3	(0.1)
Inflation adjustment	0.7	(2.1)

Projected benefit obligation at end of year	$27.5	$25.6

Change in plan assets:
Fair value of plan assets at beginning of year	$44.6	$46.8
Actual return on plan assets	6.9	4.5
Employer contributions	(0.4)	(0.4)
Benefits paid	(0.9)	(0.9)
Currency exchange rate adjustment	1.4	(5.4)

Fair value of plan assets at end of year	$51.6	$44.6

Funded status at end of year:	$24.1	$19.0

ASC-715 amounts recognized in statement of financial position consists of:
Non-current assets	$24.2	$19.0

Total	$24.2	$19.0

ASC-715 amounts recognized in accumulated other comprehensive income (net of income taxes of $(2.0) million and $(3.3) million in 2017 and 2016, respectively) consists of:
Net loss (gain)	$2.3	$4.8
Prior service cost	1.5	1.0

Total	$3.8	$5.8

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—BENEFIT PLANS: (Continued)

        The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the defined benefit pension plan, net of income tax:

(in millions)	2017	2016
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$5.8	$5.7
Net loss/(gain) amortized during the year	(0.1)	(0.2)
Net loss/(gain) occurring during the year	(2.4)	0.6
Prior service cost (credit)	0.4	—
Currency exchange rate adjustment	0.1	(0.3)

Net adjustment to accumulated other comprehensive income (net of income taxes of $1.3 million and $(3.3) million in 2017 and 2016, respectively)	(2.0)	0.1

Accumulated other comprehensive income at end of plan year	$3.8	$5.8

        The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2017 and 2016, net of income tax:

(in millions)	2017	2016
Net loss / (gain)	$(2.4)	$0.6
Amortization of net (loss) gain	(0.1)	(0.1)
Amortization of prior services cost (credit)	0.4	—

Total amortization expenses	$(2.1)	$0.5

        The assumptions used to determine the pension obligations are:

Expatriate Plan	2017	2016	2015
Discount rate	3.25%	3.65%	3.80%
Expected long-term rate of return on plan asset	4.00%	4.00%	4.50%
Rate of increase in future compensation level	N/A	N/A	N/A

Mexican Plan(*)	2017	2016	2015
Discount rate	7.80%	7.55%	6.80%
Expected long-term rate of return on plan asset	7.55%	7.55%	6.80%
Rate of increase in future compensation level	4.50%	4.50%	4.50%

(*)
These rates are based on Mexican pesos as pension obligations are denominated in pesos.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—BENEFIT PLANS: (Continued)

        The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Years	Expected Benefit Payments
(in millions)
2018	$2.3
2019	1.7
2020	1.8
2021	1.9
2022	2.0
2023 to 2025	12.4

Total	$22.1

Expatriate Plan

        The Company's funding policy is to contribute amounts to the qualified plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 plus such additional amounts as the Company may determine to be appropriate.

        Plan assets are invested in a group annuity contract with Metropolitan Life Insurance Company ("MetLife"). The Contract invests in the MetLife General Account Payment Fund (the "Money Fund") and the MetLife Broad Market Core Bond Fund (the "Bond Fund") managed by BlackRock, Inc.

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

        The expected long-term rate of return on plan assets is reviewed annually, taking into consideration asset allocations, historical returns and the current economic environment. Based on these factors the Company expects its assets will earn an average of 4.00% per annum assuming its long-term mix will be consistent with its current mix.

Mexican Plan

        Minera Mexico's policy for determining asset mix targets includes periodic consultation with recognized third party investment consultants. The expected long-term rate of return on plan assets is

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—BENEFIT PLANS: (Continued)

updated periodically, taking into consideration assets allocations, historical returns and the current economic environment. The fair value of plan assets is impacted by general market conditions. If actual returns on plan assets vary from the expected returns, actual results could differ.

        The plan assets are managed by three financial institutions, Scotiabank Inverlat S.A., Banco Santander and Banco Mercantil del Norte, S.A. 30% of the funds are invested in Mexican government securities, including treasury certificates and development bonds of the Mexican government. The remaining 70% is invested in common shares of Grupo Mexico.

        The plan assets are invested without restriction in active markets that are accessible when required and are therefore considered as level 1, in accordance with ASC 820 "Fair Value Measurement."

        These plans accounted for approximately 30% of benefit obligations. The following table represents the asset mix of the investment portfolio as of December 31:

	2017	2016
Asset category:
Equity securities	70%	78%
Treasury bills	30%	22%

	100%	100%

        The amount of contributions that the Company expects to pay to the plan during 2018 is $1.4 million, which excludes $3.4 million of pending payments to former Buenavista workers.

Post-retirement Health Care Plan:

        United States:    The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 "Compensation retirement benefits."

        In Mexico, health services are provided by the Mexican Social Security Institute.

        The components of net period benefit costs for the three years ended December 31, 2017 are as follows:

	Years ended December 31,
(in millions)	2017	2016	2015
Interest cost	$0.9	$0.6	$1.0
Amortization of prior service cost/ (credit)	(0.2)	(0.5)	(0.4)

Net periodic benefit cost	$0.7	$0.1	$0.6

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—BENEFIT PLANS: (Continued)

        The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2017	2016
Change in benefit obligation:
Projected benefit obligation at beginning of year	$12.9	$10.8
Interest cost	0.9	0.6
Actuarial loss/ (gain)—claims cost	(0.4)	—
Benefits paid	(0.9)	(0.8)
Actuarial (gain)/loss	(0.6)	3.9
Inflation adjustment	0.6	(1.6)

Projected benefit obligation at end of year	$12.5	$12.9

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.1	0.1
Benefits paid	(0.1)	(0.1)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year:	$12.5	$(12.9)

ASC-715 amounts recognized in statement of financial position consists of:
Current liabilities	$(0.1)	$(0.1)
Non-current liabilities	(12.5)	(12.8)

Total	$(12.6)	$(12.9)

ASC-715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$(3.9)	$(2.8)
Total (net of income taxes of $1.7 million and $1.4 million in 2017 and 2016, respectively)	$(3.9)	$(2.8)

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—BENEFIT PLANS: (Continued)

        The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the post-retirement health care plan, net of income tax:

	As of December 31,
(in millions)	2017	2016
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$(2.8)	$(6.5)
Net loss/(gain) occurring during the year	(0.6)	2.3
Net loss/(gain) amortized during the year	0.1	0.3
Currency exchange rate adjustment	(0.6)	1.1

Net adjustment to accumulated other comprehensive income (net of income taxes of $0.3 million and $1.9 million in 2017 and 2016, respectively)	(1.1)	3.7

Accumulated other comprehensive income at end of plan year	$(3.9)	$(2.8)

        The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2017 and 2016, net of income tax:

	At December 31,
(in millions)	2017	2016
Net loss / (gain)	$(0.6)	$2.3
Amortization of net (loss) gain	0.1	0.3

Total amortization expenses	$(0.5)	$2.6

        The discount rates used in the calculation of other post-retirement benefits and cost as of December 31 were:

	2017	2016	2015
Expatriate health plan
Discount rate	3.25%	3.65%	3.80%
Mexican health plan
Weighted average discount rate	7.80%	7.55%	6.80%

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—BENEFIT PLANS: (Continued)

        The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Year	Expected Benefit Payments
(in millions)
2018	$0.9
2019	0.9
2020	0.9
2021	0.9
2022	0.9
2023 to 2027	4.8

Total	$9.3

Expatriate Health Plan

        For measurement purposes for pre 65 year old participants, a 5.9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2017 which gradually decrease to 4.2% in a 85 year period. For post 65 year old the annual rate of increase in the per capita cost for 2017 is 6.3% which is assumed to decrease gradually to 4.6%.

        Assumed health care cost trend rates can have a significant effect on amounts reported for health care plans. However, because of the size of the Company's plan, a one percentage-point change in assumed health care trend rate would not have a significant effect.

Mexican Health Plan

        For measurement purposes, a 4.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2017 and remains at that level thereafter.

        An increase in other benefit cost trend rates have a significant effect on the amount of the reported obligations, as well as component cost of the other benefit plan. One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$1.0	$0.8
Effect on the post-retirement benefit obligation	$12.5	$11.3

NOTE 12—COMMITMENTS AND CONTINGENCIES:

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES: (Continued)

        Environmental capital investments in years 2017, 2016 and 2015, were as follows (in millions):

	2017	2016	2015
Peruvian operations	$93.7	$110.3	$98.8
Mexican operations	128.9	140.1	22.0

Total	$222.6	$250.4	$120.8

        Peruvian operations:    The Company's operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through the Ministry of Environment ("MINAM") conducts annual audits of the Company's Peruvian mining and metallurgical operations. Through these environmental audits, matters related to environmental obligation, compliance with legal requirements, atmospheric emissions, effluent monitoring and waste management are reviewed. The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations. Peruvian law requires that companies in the mining industry provide assurances for future mine closure and remediation. In accordance with the requirements of this law, the Company's closure plans were approved by MINEM. See Note 9 "Asset retirement obligation," for further discussion of this matter. In accordance with the requirements of the law, in 2015 the Company submitted the closure plans for the Tia Maria project and for the Toquepala expansion. The process of review and approval of closure plans usually takes several months. In March 2016, MINEM approved the Mining Closure Plan for the Toquepala expansion project. The closure plan for the Tia Maria project was approved in February 2017. The Company, however, has not recorded a retirement obligation for the project as the construction permit has not been received, and work on the project is on hold. The Company believes that under these circumstances the recording of a retirement obligation is not appropriate. In December 2017, the Company submitted the mine closure plan update for the Cuajone operations, which is under review and evaluation by MINEM.

        In 2008, the Peruvian government enacted environmental regulations establishing stringent air quality standards ("AQS") for daily sulfur dioxide ("SO2") in the air for the Peruvian territory. These regulations, as amended in 2013, recognized distinct zones/areas, as atmospheric basins. MINAM had established three atmospheric basins that required further attention to comply with the air quality standards. The Ilo basin was one of these three areas and the Company's smelter and refinery are part of the area.

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

        The Company believes that these new AQS are appropriate for Peru and will allow Peruvian industry to be competitive with other countries. The Company has evaluated the potential impact of these new standards and expects that its adoption will not have a material impact on the financial

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES: (Continued)

position of the Company, as currently the Company maintains a lower daily average level of µg/m3 of SO2, than those required by the new AQS.

        In addition, in June 2017, MINAM enacted a supreme decree which establishes new quality standards for water in the Peruvian territory. The Company has reviewed this decree and considers that its adoption will not have a material impact on its financial position.

        In 2013, the Peruvian government enacted soil environmental quality standards ("SQS") applicable to any existing facility or project that generates or could generate the risk of soil contamination in its area of operation or influence. In March 2014, MINAM issued a supreme decree, which establishes additional provisions for the gradual implementation of SQS. Under this rule the Company had twelve months to identify contaminated sites in and around its facilities and present a report of identified contaminated sites. These documents were submitted to MINEM for approval in April 2015. After MINEM's review, the documents for the Company's operations were fully approved in July 2017. The next step is for the Company to prepare a characterization study to determine the depth, extent and physio-chemical composition of the contaminated areas and define an appropriate remediation plan with time-frame for completion. In addition, the Company must submit for approval a Soil Decontamination Plan (SDP) within 30 months after being notified by the authority. This SDP must include remediation actions, a schedule and compliance deadlines. Also under this rule, if deemed necessary and given reasonable justification, the Company may request a one year extension for the decontamination plan.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES: (Continued)

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

        2014 accidental spill at Buenavista mine:    In 2014, an accidental spill of approximately 40,000 cubic meters of copper sulfate solution occurred at a Buenavista mine leaching pond. This solution reached the Bacanuchi River and the Sonora River. The Company took immediate actions to contain the spill, and to comply with all necessary legal requirements. The Company hired contractors including environmental specialists and assigned more than 1,200 of its own personnel to clean the river. In addition, the Company developed a service program to assist the residents of the Sonora River region.

  •
  Administrative proceedings: The National Water Commission, the Federal Commission for the Protection of Sanitary Risk and PROFEPA initiated administrative proceedings regarding the spill to determine possible environmental and health damages. On September 15, 2014, the Company executed an administrative agreement with PROFEPA, providing for the submission of a remediation action plan to the Mexican Ministry of Environment and Natural Resources (Secretaria de Medio Ambiente y Recursos Naturales "SEMARNAT"). The general remediation program submitted to SEMARNAT was approved on January 6, 2015.

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

    On December 1, 2016, SEMARNAT issued its final resolution which held that all remediation actions contained in the remediation plan, had been fulfilled and that all requirements had been complied with, except for biological monitoring activities at the Sonora River that will continue until the first semester of 2019 pursuant to the plan. On January 26, 2017, PROFEPA issued its final resolution under which it declared all mitigation actions completed and its investigation

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES: (Continued)

    closed. In light of the above, the Company has obtained all necessary formal rulings from SEMARNAT and PROFEPA. On February 7, 2017, the Company closed the trust. As a result, $10.2 million of excess provision was credited to income in the first quarter of 2017. The total expense recorded for this accident in 2014 and 2015 was $136.4 million. Therefore, the remediation concerns raised by SEMARNAT and PROFEPA have been addressed.

  •
  Other procedures: On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. ("BVC"), a subsidiary of the Company, in order to determine those responsible for the environmental damages. The Company is vigorously defending itself against this complaint. As of December 31, 2017, the case remains pending resolution.

    Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Two of the collective action lawsuits have been dismissed by the court. The plaintiffs in the four remaining lawsuits are: Acciones Colectivas de Sinaloa, A.C. which established two collective actions, Defensa Colectiva A.C.; and Ana Luisa Salazar Medina et al. which has been granted a collective action certification. The remaining plaintiffs have requested cautionary measures on the construction of facilities for the monitoring of public health services and the prohibition of the closure of the Río Sonora Trust. As of December 31, 2017, these cases remain pending resolution.

    Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Domínguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. As of December 31, 2017, these cases remain pending resolution.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES: (Continued)

    During 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al which established two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. During the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. During the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. As of December 31, 2017, these cases remain pending resolution.

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

        Related to the "Virgen Maria" mining concessions, in August 2009, a lawsuit was filed against SCC's Branch by the former stockholders of Exploraciones de Concesiones Metalicas S.A.C. ("Excomet"). The plaintiffs allege that the acquisition of Excomet's shares by the Branch is null and void because the $2 million purchase price paid by the Branch for the shares of Excomet was not fairly negotiated by the plaintiffs and the Branch. In 2005, the Branch acquired the shares of Excomet after lengthy negotiations with the plaintiffs, and after the plaintiffs, which were all the stockholders of Excomet, approved the transaction in a general stockholders' meeting. Excomet was at the time owner of the "Virgen Maria" mining concession. In October 2011, the civil court dismissed the case on the grounds that the claim had been barred by the statute of limitations. On appeal by the plaintiffs, the Superior Court reversed the lower court's decision and remanded it to the lower court for further proceedings. In August 2015, the lower court dismissed the case on the grounds that the plaintiffs had not proven the alleged unfairness of the negotiations. The plaintiffs appealed this resolution before the

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES: (Continued)

Superior Court. In September 2016, the Superior Court confirmed the lower court's resolution and the plaintiffs filed an extraordinary appeal in order to have the case reviewed by the Supreme Court. In June 2017, the Supreme Court dismissed the extraordinary appeal filed by the plaintiffs. Therefore, the lawsuit ended favorably for the Company.

The Tia Maria Mining Project

        There are four lawsuits filed against the Peruvian Branch of the Company related to the Tia Maria project. The lawsuits seek (i) to declare null and void the resolution which approved the Environmental Impact Assessment of the project; (ii) the cancellation of the project and the withdrawal of mining activities in the area and (iii) to declare null and void the mining concession application of the Tia Maria project. The lawsuits were filed by Messrs. Jorge Isaac del Carpio Lazo (filed May 22, 2015), Ernesto Mendoza Padilla (filed May 26, 2015), Juan Alberto Guillen Lopez (filed June 18, 2015) and Nicolas Belfiore Nicolini (filed November 13, 2015).

        The del Carpio Lazio case was rejected by the court of first instance on November 14, 2016. The plaintiff filed an appeal before the Superior Court on January 3, 2017. On January 9, 2018, the lawyers of both parties presented their respective positions before the Appellate Court. As of February 20, 2018, the case remains pending resolution.

        The Mendoza Padilla case was rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. As of December 31, 2017, the case remains pending resolution without further developments.

        The Guillen Lopez case is currently before the lower court. As of December 31, 2017, the case remains pending resolution without further developments.

        In the Belfiore Nicolini case, the court ruled partially in favor of the plaintiff. However, the Company filed an appeal to challenge said decision. As of February 20, 2018, the file was sent to the Appelllate Court for reviewing.

        The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project ("Pasto Grande Project")

        In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC's Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC's Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams with proper governmental authorization, since 1995. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of December 31, 2017, the case remains pending resolution without further developments. SCC's Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. The amount of this contingency cannot be reasonably estimated by management at this time.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES: (Continued)

Carla Lacey and Barbara Siegfried, on behalf of themselves and all other similarly situated stockholders of Southern Copper Corporation, and derivatively on behalf of Southern Copper Corporation

        A purported class action derivative lawsuit filed in the Delaware Court of Chancery was served on the Company and its Directors in February 2016 relating to the 2012 capitalization of 99.999% of MGE by Controladora de Infraestructura Energetica Mexico, S.A. de C.V., an indirect subsidiary of Grupo Mexico (the "CIEM Capitalization"), the Company's entry into a power purchase agreement with MGE in 2012 (the "MGE Power Purchase Agreement"), and the 2012 restructuring of a loan from the Company's Mexican Operations to MGE for the construction of two power plants to supply power to the Company's Mexican operations (the "MGE Loan Restructuring"). The action purports to be brought on behalf of the Company and its common stockholders. The complaint alleges, among other things, that the CIEM Capitalization, the MGE Power Purchase Agreement and the MGE Loan Restructuring were the result of breaches of fiduciary duties and the Company's charter. The Company has filed a response denying these allegations and is currently in the discovery process.

Labor matters:

        Peruvian operations:    69% of the Company's 4,628 Peruvian employees were unionized at December, 2017. Currently, there are six separate unions, one large union and five smaller unions. In the first quarter of 2016, the Company signed three-year agreements with five unions. These agreements include, among other things, annual salary increases of 5% for each of the three years.

        In April 2017, the Unified Labor Union of SPCC workers and one of Toquepala's unions began a strike, demanding a review of certain health and profit sharing benefits. The strike ended after 12 days. These two unions began illegal strikes in July and November 2017, that lasted five days and 21 days, respectively. The Company estimates that the loss of copper production resulting from the 2017 strikes was not significant and its sales contracts were not affected.

        Mexican operations:    In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the "National Mining Union") to other less politicized unions.

        However, the workers of the San Martin and Taxco mines, are still under the National Mining Union and have been on strike since July 2007. On December 10, 2009, a federal court confirmed the legality of the San Martin strike. In order to recover the control of the San Martin mine and resume operations, the Company filed a court petition on January 27, 2011 requesting that the court, among other things, define the termination payment for each unionized worker. The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition. On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition. In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court. On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal. The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker. A favorable decision of the labor court in this new proceeding would have the effect of terminating the protracted strike at San Martin. As of December 31, 2017, the case remains pending resolution without further developments.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES: (Continued)

        In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers at the mine (including termination of the related collective bargaining agreement). On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. The mining union appealed the labor court ruling before a federal court. In September 2011, the federal court accepted the union's appeal and remanded the case to the federal labor court for reconsideration. After several legal proceedings on January 25, 2013, the Company filed a new proceeding before the labor court. On June 16, 2014, the labor court denied the petition of the Company. The resolution issued by the labor court was challenged by the Company before a federal court. In August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of December 31, 2017, the case remains pending resolution without further developments.

        It is expected that operations at these mines will remain suspended until these labor issues are resolved. In view of these lengthy strikes, the Company has reviewed the carrying value of the San Martin and Taxco mines to ascertain whether impairment exists. The Company concluded that there is a non-material impairment of the assets located at these mines.

Other legal matters:

        The Company is involved in various other legal proceedings incidental to its operations, but does not believe that decisions adverse to it in any such proceedings, individually or in the aggregate, would have a material effect on its financial position or results of operations.

Other commitments:

Peruvian Operations

Tia Maria:

        On August 1, 2014, the Company received the final approval of Tia Maria´s Environmental Impact Assessment ("EIA"). However, the issuance of the project´s construction permit has been delayed due to pressures from anti-mining groups. The Company continues working with community groups in order to resolve open issues concerning the project. The Company is also working jointly with the Peruvian Government to obtain the construction license for this 120,000 tons of SX-EW copper per year greenfield project. The Company expects the license to be issued in the first half of 2018.

        Tia Maria´s project budget is approximately $1.4 billion, of which $353.9 million has been invested through December 31, 2017. When completed, it is expected to produce 120,000 tons of copper cathodes per year. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and consequently, no emissions are released into the atmosphere. The project will only use seawater, transporting this more than 25 kilometers to 1,000 meters above sea level, and includes a desalinization plant which will be constructed at a cost of $95 million. Consequently, the Tambo river water resources and the water resources from the wells in the area will be used solely for farming and human consumption.

        The Company expects the project to generate 3,500 jobs during the construction phase. When in operation, Tia Maria will directly employ 600 workers and indirectly provide jobs to another 2,000.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES: (Continued)

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

Toquepala Concentrator Expansion:

        In April 2015, the construction permit for the Toquepala expansion project was approved by the MINEM. The project budget is $1.2 billion, of which $892.9 million has been expended through December 31, 2017. When completed, this expansion project is expected to increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum. The project has reached 87% progress and is expected to be completed by the third quarter of 2018.

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

        In addition, the Company has committed S/ 143.0 million (approximately $43 million) for the construction of five infrastructure projects in the Moquegua region under the "social investment for taxes" (obras por impuestos) program which allows the Company to use these amounts as an advance payment of taxes.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES: (Continued)

        These commitments are subject to the continuity of the respective mine operations and, as such, are not considered to be present obligations of the Company. Therefore, the Company has not recorded a liability in its consolidated financial statements.

Power purchase agreements

  •
  Electroperu S.A.:  In June 2014, the Company entered into a power purchase agreement for 120 megawatt ("MW") with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

  •
  Kallpa Generacion S.A. ("Kallpa"):  In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects for ten years starting on May 1, 2017 and ending after ten years of commercial operation of the Toquepala Expansion or on April 30, 2029; whichever occurs first. On August 16, 2017, Kallpa merged with Cerro del Aguila S.A. (another power generating company owned by the same economic group); the name of the merged entity is still Kallpa Generacion S.A. and both power purchase agreements signed with Kallpa have not been affected by the noted merger.

Mexican operations

Power purchase agreements:

  •
  MGE:  In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company's Mexican operations through 2032. For further information, please see Note 16 "Related party transactions".

  •
  Eolica el Retiro S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company´s Mexican operations. For further information, please see Note 16 "Related party transactions".

        For an estimate of the Company's contractual obligations for power purchases, please see, "Contractual Obligations" under Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations."

Commitment for Capital projects:

        As of December 31, 2017, the Company has committed approximately $1,409.3 million for the development of its capital investment projects.

Tax contingency matters:

        Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 7 "Income taxes").

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCKHOLDERS' EQUITY

Treasury Stock:

        Activity in treasury stock in the years 2017 and 2016 was as follows (in millions):

	2017	2016
Southern Copper common shares
Balance as of January 1,	$2,769.0	$2,697.6
Purchase of shares	—	71.7
Used for corporate purposes	(0.3)	(0.3)

Balance as of December 31,	2,768.7	2,769.0

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	218.6	211.3
Other activity, including dividend, interest and foreign currency transaction effect	13.8	7.3

Balance as of December 31,	232.4	218.6

Treasury stock balance as of December 31,	$3.001.1	$2,987.6

SCC shares of common stock in treasury:

        At December 31, 2017 and 2016, treasury stock holds 111,567,617 shares and 111,579,617 shares of SCC's common stock with a cost of $2,768.7 million and $2,769.0 million, respectively. The shares of SCC's common stock held in treasury are used for Director's stock award plans and available for general corporate purposes.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCKHOLDERS' EQUITY (Continued)

stock from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time.

					Maximum Number of Shares that May Yet Be Purchased Under the Plan @ $47.45(1)
Period				Total Number of Shares Purchased as Part of Publicly Announced Plan
		Total Number of Shares Purchased	Average Price Paid per Share			Total Cost ($ in millions)
From	To
2008	2012	46,914,486	$18.72	46,914,486		878.1
2013:		10,245,000	27.47	57,159,486		281.4
2014:		22,711,428	30.06	79,870,914		682.8
2015:		36,689,052	27.38	116,559,966		1,004.4
2016:		2,937,801	24.42	119,497,767		71.7
Total purchased		119,497,767	$24.42		1,720,408	$2,918.4

(1)
NYSE closing price of SCC common shares at December 31, 2017.

        There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

        As a result of the repurchase of shares of SCC's common stock, Grupo Mexico's direct and indirect ownership was 88.9% as of December 31, 2017 and 2016.

Directors' Stock Award Plan:

        The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company. Under this plan, participants will receive 1,200 shares of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper common stock have been reserved for this plan. The Company's Board of Directors and the stockholders approved a one-year extension of the Plan until January 29, 2018. The fair value of the award is measured each year at the date of the grant. In 2017 and 2016 the stock based compensation expense under this plan equaled $0.4 million and $0.3 million, respectively.

        The plan expired by its terms on January 29, 2018. A 5-year extension of the plan is being submitted for approval by the Company's stockholders at the 2018 Annual Meeting of Stockholders.

        The activity of this plan for the years ended December 31, 2017 and 2016 was as follows:

	2017	2016
Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(334,800)	(322,800)
Granted in the period	(12,000)	(12,000)

Total shares granted at December 31,	(346,800)	(334,800)

Remaining shares reserved	253.200	265,200

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCKHOLDERS' EQUITY (Continued)

Parent Company common shares:

        At December 31, 2017 and 2016, there were in treasury 108,450,672 and 115,667,784 of Grupo Mexico's common shares, respectively.

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

        The stock based compensation expense for the years ended December 31, 2017, 2016 and 2015 and the remaining balance of the unrecognized compensation expense under this plan were as follows (in millions):

	2017	2016	2015
Stock based compensation expense	$0.6	$0.6	$0.6
Unrecognized compensation expense	$0.2	$0.8	$1.4

        The plan ended in January 29, 2018.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCKHOLDERS' EQUITY (Continued)

        The following table presents the stock award activity of the 2010 Employee Stock Purchase Plan for the years ended December 31, 2017 and 2016:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2017	1,401,096	$2.05
Granted	—	—
Exercised	(7,433)	2.05
Forfeited	—	—

Outstanding shares at December 31, 2017	1,393,663	$2.05

Outstanding shares at January 1, 2016	2,227,582	$2.05
Granted	—	—
Exercised	(826,486)	2.05
Forfeited	—	—

Outstanding shares at December 31, 2016	1,401,096	$2.05

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCKHOLDERS' EQUITY (Continued)

        The stock based compensation expense for the years ended December 31, 2017, 2016 and 2015 and the unrecognized compensation expense under this plan were as follows (in millions):

	2017	2016	2015
Stock based compensation expense	$0.6	$0.6	$0.4
Unrecognized compensation expense	$3.2	$3.8	$4.4

        The following table presents the stock award activity of this plan for the years ended December 31, 2017 and 2016:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2017	2,540,223	$2.63
Granted	—
Exercised	(247,103)	$2.63
Forfeited	—

Outstanding shares at December 31, 2017	2,293,120	$2.63

Outstanding shares at January 1, 2016	2,656,386	$2.63
Granted	—	—
Exercised	(116,163)	$2.63
Forfeited	—	—

Outstanding shares at December 31, 2016	2,540,223	$2.63

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

NOTE 13—STOCKHOLDERS' EQUITY (Continued)

acquisitions, the remaining investment shareholders hold a 0.71% interest in the Peruvian Branch and are entitled to a pro rata participation in the cash distributions made by the Peruvian Branch. The shares are recorded as a non-controlling interest in the Company's financial statements.

NOTE 14—FAIR VALUE MEASUREMENT:

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

        The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheet as of December 31, 2017 and December 31, 2016 (in millions):

	At December 31, 2017		At December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	5,208.4	6,488.9	5,903.0	6,150.8
Long-term debt level 2	748.7	806.1	51.2	61.2

Total long-term debt	$5,957.1	$7,295.0	$5,954.2	$6,212.0

        Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the cases of the Yankee bonds (in 2016 and 2017), the notes due 2020 and the notes due 2022 (in 2017), which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—FAIR VALUE MEASUREMENT: (Continued)

        Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as of December 31, 2017 and 2016, as follows (in millions):

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
—Trading securities	$49.5	$49.5	—	$—
—Available-for-sale debt securities:
Corporate bonds	0.1	—	$0.1	—
Asset backed securities	0.5	—	0.5	—
Mortgage backed securities	0.4	—	0.4	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	184.6	184.6	—	—
Molybdenum	102.8	102.8	—	—

Total	$337.9	$336.9	$1.0	$—

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
—Trading securities	$49.2	$49.2	—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	—	—	—	—
Mortgage backed securities	2.1	—	$2.1	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	203.8	203.8	—	—
Molybdenum	54.0	54.0	—	—

Total	$309.1	$307.0	$2.1	$—

        The Company's short-term trading securities investments are classified as Level 1 because they are valued using quoted prices of the same securities as they consist of bonds issued by public companies

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—FAIR VALUE MEASUREMENT: (Continued)

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

NOTE 15—CONCENTRATION OF RISK:

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

        Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable.The Company invests or maintains available cash with various banks, principally in the United States, Mexico, Europe and Peru, or in commercial papers of highly-rated companies. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions. At December 31, 2017, SCC had invested its cash and cash equivalents and short-term investments as follows:

			% in one institution
Country	$ in million	% of total cash(1)	of country	of total cash
United States	$655.1	62.1%	19.2%	11.9%
Switzerland	319.5	30.3%	60.6%	18.3%
Peru	23.5	2.2%	63.5%	1.4%
Mexico	57.2	5.4%	61.4%	3.3%

Total cash and short-term investment	$1,055.3	100.0%

(1)
94.9% of the Company's cash is in U.S. dollars.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—CONCENTRATION OF RISK: (Continued)

        The Company's largest customers as percentage of accounts receivable and total sales were as follows:

	2017	2016	2015
Accounts receivable trade as of December 31,
Five largest customers	28.4%	31.1%	32.4%
Largest customer	8.2%	11.9%	10.9%
Total sales in year
Five largest customers	25.1%	30.4%	28.0%
Largest customer	8.8%	8.4%	7.7%

NOTE 16—RELATED PARTY TRANSACTIONS:

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—RELATED PARTY TRANSACTIONS: (Continued)

        Receivable and payable balances with related parties are shown below (in millions):

	At December 31,
	2017	2016
Related parties receivable current:
Grupo Mexico and affiliates:
Mexico Generadora de Energia S. de R.L. ("MGE")	$16.2	$10.2
Asarco LLC	4.1	5.5
Grupo Mexico	2.8	4.5
Compañia Perforadora Mexico S.A.P.I. de C.V. and affiliates	1.4	1.3
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	1.1	1.5
Operadora de Generadoras de Energia Mexico S.A. de C.V.	—	0.1
Related to the controlling group:
Operadora de Cinemas S.A. de C.V.	0.3	0.2
Boutique Bowling de Mexico S.A. de C.V.	0.2	0.1

	$26.1	$23.4

Related parties payable:
Grupo Mexico and affiliates:
MGE	$38.5	$13.9
Asarco LLC	24.2	36.3
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	21.7	7.8
Ferrocarril Mexicano S.A. de C.V.	2.6	3.0
Eolica El Retiro, S.A.P.I. de C.V.	0.8	0.1
Grupo Mexico	0.7	0.1
Related to the controlling group:
Operadora de Cinemas S.A. de C.V.	0.7	0.4
Boutique Bowling de Mexico S.A. de C.V.	0.6	0.2
Mexico Transportes Aereos S.A. de C.V. ("Mextransport")	0.3	0.1
Related to SCC executive officers:
Breaker, S.A. de C.V. and affiliates ("Breaker")	—	0.3

	$90.1	$62.2

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—RELATED PARTY TRANSACTIONS: (Continued)

Purchase and sale activity:

Grupo Mexico and affiliates:

        The following table summarize the purchase and sale activities with Grupo Mexico and its affiliates in 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Purchase activity
Asarco LLC	$37.2	$30.3	$32.0
Compañia Perforadora Mexico S.A.P.I. de C.V. and affiliates	—	0.3	0.3
Eolica El Retiro, S.A.P.I. de C.V.	3.3	2.0	6.6
Ferrocarril Mexicano, S.A. de C.V.	43.5	42.7	27.3
Grupo Mexico	14.0	13.8	13.8
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	152.9	76.0	57.3
MGE	223.7	233.8	143.3

Total purchases	$474.6	$398.9	$280.6

Sales activity
Asarco LLC	$96.2	$37.1	$72.3
Compañia Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.2	0.6	0.6
Grupo Mexico	0.2	0.6	0.5
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	—	0.4	0.8
Operadora de Generadoras de Energia Mexico S.A. de C.V	—	0.1	—
MGE	101.0	95.9	81.7

Total sales	$197.6	$134.7	$155.9

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

        In 2017, the Company made donations of $1.9 million to Fundacion Grupo Mexico, an organization dedicated to promoting the social and economic development of the communities close to the Company's Mexican operations.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—RELATED PARTY TRANSACTIONS: (Continued)

        In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company's Mexican operations. In May 2010, the Company's Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants. That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%. In the first quarter of 2012, Controladora de Infraestructura Energetica Mexico, S. A. de C. V., an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico's participation to less than 0.001%. As consequence of this change in control, MGE became an indirect subsidiary of Grupo Mexico. Additionally, at the same time, MGE paid $150 million to the Company's Mexican operations partially reducing the total debt. The remaining balance was restructured as subordinated debt of MGE. In the third quarter of 2016, MGE repaid the outstanding balance of the debt. Related to this loan, the Company recorded interest income of $4.2 million and $9.2 million in 2016 and 2015, respectively.

        In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company's Mexican operations with power through 2032. MGE completed construction of its first power plant in June 2013 and the second plant, in the second quarter of 2014. These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts. The first plant began supplying power to the Company in December 2013, and the second plant began to supply power in June 2015. MGE is supplying 13.5% of its power output to third-party energy users.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—RELATED PARTY TRANSACTIONS: (Continued)

Companies with relationships with the controlling group:

        The following table summarizes the purchase and sales activities with other Larrea family companies in 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.3	$0.4	$0.4
Mextransport	1.3	2.0	2.0
Operadora de Cinemas S.A. de C.V.	0.1	0.5	0.5

Total purchases	$1.7	$2.9	$2.9

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.2	$0.2	$0.3
Mextransport	0.3	0.2	0.3
Operadora de Cinemas S.A. de C.V.	0.2	0.1	0.2

Total sales	$0.7	$0.5	$0.8

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

        In addition, the Company received fees for building rental and maintenance services provided to Boutique Bowling de Mexico S.A de C.V., Operadora de Cinemas S.A. de C.V. and MexTransport.

        Equity Investment in Affiliate:    The Company has a 44.2% participation in Compañia Minera Coimolache S.A. ("Coimolache"), which it accounts for on the equity method. Coimolache owns Tantahuatay, a gold mine located in northern Peru.

        It is anticipated that in the future the Company will enter into similar transactions with these same parties.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—RELATED PARTY TRANSACTIONS: (Continued)

Companies with relationships with SCC executive officers:

        The following table summarizes the purchase activities with companies with relationships to SCC executive officers in 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Breaker	$—	$0.5	$5.5
Higher Technology S.A.C.	—	1.0	1.4
Servicios y Fabricaciones Mecanicas S.A.C.	0.2	0.5	0.7
Sempertrans	—	—	1.2

Total purchased	$0.2	$2.0	$8.8

        In 2016, the Company purchased industrial materials from Breaker S.A. de C.V., Breaker Peru S.A.C., and Pigoba S.A. de C.V. in which the SCC´s Chief Executive Officer´s sons, Carlos Gonzalez and Alejandro Gonzalez, and son-in-law, Jorge Gonzalez, have a proprietary interest. Also, the Company purchased industrial material from Higher Technology S.A.C. and paid fees for maintenance services provided by Servicios y Fabricaciones Mecanicas S.A.C., companies in which Carlos Gonzalez, the son of SCC´s Chief Executive Officer, had a proprietary interest through June 6, 2016.

        Tax Agreement:    On, February 28, 2017, AMC and the Company entered into a tax agreement, effective as of February 20, 2017, pursuant to which AMC, as the parent of the consolidated group of which the Company is a member and joins in the filing of a U.S. federal income tax return, (a) will be responsible for and discharge, any and all liabilities and payments due to the IRS on account of any incremental tax liabilities of the Company in connection with the potential adjustments being considered by the IRS in connection with the interest of the 2012 Judgment, (b) will not seek reimbursement, contribution or collection of any amounts of money or any other asset in connection therewith from the Company, and (c) will indemnify, defend and hold harmless the Company from any such liability, including the cost of such defense.

NOTE 17—SEGMENT AND RELATED INFORMATION:

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT AND RELATED INFORMATION: (Continued)

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

        The Company has determined that it is necessary to classify the Peruvian open-pit operations as a separate operating segment from the Mexican open-pit operations due to the very distinct regulatory and political environments in which they operate. The Company's senior management must consider the operations in each country separately when analyzing results of the Company and making key decisions. The open-pit mines in Peru must comply with stricter environmental rules and must continually deal with a political climate that has a very distinct vision of the mining industry as compared to Mexico. In addition, the collective bargaining agreement contracts are negotiated differently in each of the countries. These key differences result in the Company taking varying decisions with regards to open-pit operations in the two countries.

        The IMMSA segment includes five mines whose minerals are processed in the same refinery. This segment also includes an underground coal mine. Sales of product from this segment are recorded as revenues of the Company's IMMSA unit. While the Mexican underground mines are subject to a very similar regulatory environment of the Mexican open-pit mines, the nature of the products and processes of two Mexican operations vary distinctly. These differences cause the Company's senior management to take a very different approach when analyzing results and making decisions regarding the two Mexican operations.

        Financial information is regularly prepared for each of the three segments and the results of the Company's operations are regularly reported to senior management on the segment basis. Senior management of the Company focus on operating income and on total assets as measures of

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT AND RELATED INFORMATION: (Continued)

performance to evaluate different segments and to make decisions to allocate resources to the reported segments. These are common measures in the mining industry.

        Financial information relating to Company's segments is as follows:

	Year Ended December 31, 2017
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$3,972.7	$437.7	$2,244.1	$—	$6,654.5
Intersegment sales	—	71.0	—	(71.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,594.3	365.3	1,362.8	(69.6)	3,252.8
Selling, general and administrative	47.9	7.9	36.2	1.1	93.1
Depreciation, amortization and depletion	401.0	56.2	203.6	10.3	671.1
Exploration	2.7	5.5	14.4	6.2	28.8
Environmental remediation	(10.2)	—	—	—	(10.2)

Operating income	$1,937.0	$73.8	$627.1	$(19.0)	2,618.9
Less:
Interest, net					(300.5)
Other income (expense)					(15.7)
Income taxes					(1,593.4)
Equity earnings of affiliate					23.1
Non-controlling interest					(3.9)

Net income attributable to SCC					$728.5

Capital investment	$297.6	$36.5	$685.4	$4.0	$1,023.5
Property and mine development, net	$5,004.5	$366.9	$3,389.8	$338.4	$9,099.6
Total assets	$8,323.1	$889.1	$4,314.5	$253.4	$13,780.1

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT AND RELATED INFORMATION: (Continued)

	Year Ended December 31, 2016
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$3.234.3	$351.1	$1,794.4	$—	$5,379.8
Intersegment sales	—	72.0	—	(72.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,523.2	304.1	1,280.2	(73.4)	3,034.1
Selling, general and administrative	47.1	7.4	37.5	2.3	94.3
Depreciation, amortization and depletion	364.7	49.8	217.1	15.5	647.1
Exploration	5.2	5.0	13.0	16.9	40.1
Environmental remediation	—	—	—	—	—

Operating income	$1,294.1	$56.8	$246.6	$(33.3)	1,564.2

Less:
Interest, net					(283.6)
Other income (expense)					(24.6)
Income taxes					(501.1)
Equity earnings of affiliate					23.9
Non-controlling interest					(2.3)

Net income attributable to SCC					$776.5

Capital investment	$537.0	$35.8	$541.0	$4.7	$1,118.5
Property and mine development, net	$5,136.8	$448.7	$2,949.3	$231.7	$8,766.5
Total assets	$8.174.4	$825.0	$4,225.3	$9.6	$13,234.3

	Year Ended December 31, 2015
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$2,703.9	$320.7	$2,021.3	$—	$5,045.9
Intersegment sales	—	67.6	—	(67.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,390.0	323.8	1,289.0	(75.2)	2,927.6
Selling, general and administrative	50.5	6.4	41.4	1.1	99.4
Depreciation, amortization and depletion	265.0	34.8	228.1	(17.2)	510.7
Exploration	7.8	9.6	11.9	19.5	48.8
Environmental remediation	45.0	—	—	—	45.0

Operating income	$945.6	$13.7	$450.9	$4.2	1,414.4

Less:
Interest, net					(199.9)
Other income (expense)					(25.3)
Income taxes					(464.9)
Equity earnings of affiliate					16.8
Non-controlling interest					(4.7)

Net income attributable to SCC					$736.4

Capital investment(*)	$820.5	$39.2	$285.2	$105.1	$1,250.0
Property and mine development, net	$4,879.3	$395.8	$2,583.5	$404.2	$8,262.8
Total assets	$7,459.8	$787.5	$3,962.6	$383.3	$12,593.2

(*)
Corporate, other and eliminations includes $100.4 million purchase of the El Pilar mining property acquisition.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT AND RELATED INFORMATION: (Continued)

SALES VALUE PER SEGMENT:

	Year Ended December 31, 2017
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated
Copper	$3,480.2	$37.2	$1,996.4	$(37.3)	$5,476.5
Molybdenum	224.0	—	129.4	—	353.4
Silver	170.7	71.9	70.6	(26.9)	286.3
Zinc	—	327.2	—	(0.6)	326.6
Other	97.8	73.2	47.7	(7.0)	211.7

Total	$3,972.7	$509.5	$2,244.1	$(71.8)	$6,654.5

	Year Ended December 31, 2016
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated
Copper	$2,663.1	$32.0	$1,557.7	$(32.0)	$4,220.8
Molybdenum	144.0	—	124.0	—	268.0
Silver	182.3	82.1	61.5	(31.6)	294.3
Zinc	—	234.4	—	—	234.4
Other	244.9	74.6	51.2	(8.4)	362.3

Total	$3,234.3	$423.1	$1,794.4	$(72.0)	$5,379.8

	Year Ended December 31, 2015
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated
Copper	$2,237.2	$30.6	$1,756.9	$(30.6)	$3,994.1
Molybdenum	109.0	—	130.0	—	239.0
Silver	129.5	66.5	57.2	(26.5)	226.7
Zinc	—	210.7	—	—	210.7
Other	228.2	80.5	77.2	(10.5)	375.4

Total	$2,703.9	$388.3	$2,021.3	$(67.6)	$5,045.9

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT AND RELATED INFORMATION: (Continued)

NET SALES AND GEOGRAPHICAL INFORMATION:

        The geographic breakdown of the Company's sales for the three years ended December 31, 2017 were as follows (in millions):

	2017	2016	2015
The Americas:
Mexico	$1,551.5	$1,409.7	$1,641.0
United States	1,162.5	1,050.0	864.0
Peru	374.3	294.4	324.3
Brazil	240.1	196.0	276.4
Chile	103.4	92.4	102.0
Other American countries	91.5	74.3	89.2
Europe:
Switzerland	602.4	398.1	294.9
Italy	332.4	343.8	324.1
Other European countries	480.0	273.1	125.4
Asia:
Singapore	1,051.3	652.7	312.8
Japan	479.5	409.8	335.0
Other Asian countries	185.6	185.5	356.8

Total	$6,654.5	$5,379.8	$5,045.9

PROVISIONAL SALES PRICE:

        At December 31, 2017, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the year-end market price per pound. These sales are subject to final pricing based on the average monthly copper prices on the London Metal Exchange ("LME") or New York Commodities Exchange ("COMEX") and Dealer Oxide molybdenum prices in the future month of settlement.

        Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2017:

	Sales volume (million lbs.)	Priced at (per pound)	Month of settlement
Copper	56.3	3.28	January through March 2018
Molybdenum	10.0	10.25	January through March 2018

        Provisional sales price adjustments included in accounts receivable and net sales were as follows at December, 31 (in millions):

	At December 31,
	2017	2016
Copper	$8.3	$6.2
Molybdenum	14.6	(0.4)

Total	$22.9	$5.8

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT AND RELATED INFORMATION: (Continued)

        Management believes that the final pricing of these sales will not have a material effect on the Company's financial position or results of operations.

LONG-TERM SALES CONTRACTS:

        The following are the significant outstanding long-term contracts:

        In 2013, a five year copper cathodes sales agreement was signed with Mitsui, with shipments beginning in 2015. Mitsui and the Company will negotiate market terms and conditions for annual contracts no later than November 30 of the year prior to shipment. The contract considers the following annual volumes of copper cathodes; 6,000 tons for 2015 and 48,000 tons for each of the years from 2016 through 2019. The contract volume would increase by 24,000 tons the year after Tia Maria reaches full production capacity. Failure to reach an agreement on market terms would cancel the annual contract but not the long-term agreement. Under the terms of the agreement all shipments would be to Asia and there are no exclusivity rights for Mitsui or commissions included. This contract may be renewed for additional five year periods, upon the agreement of both parties.

        Under the terms of a sales contract with Molibdenos y Metales, S.A., SPCC Peru Branch is required to supply approximately 26,220 tons of molybdenum concentrates from 2017 through 2019. This contract may be extended for one more calendar year during each October to maintain a three year period unless either party decides to terminate the agreement. The sale price of the molybdenum concentrates is based on the monthly average of the high and low Metals Week Dealer Oxide quotation. The roasting charge deduction is agreed based on international market terms.

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

NOTE 18—QUARTERLY DATA (unaudited)

	2017
(in millions, except per share data)	1st	2nd	3rd	4th	Year
Net sales	$1,583.9	$1,529.8	$1,676.5	$1,864.3	$6,654.5
Gross profit(1)	$586.7	$553.8	$725.7	$864.4	$2,730.6
Operating income	$570.4	$525.9	$692.6	$830.0	$2,618.9
Net income (loss)	$315.3	$300.5	$402.8	$(286.2)	$732.4
Net income (loss) attributable to SCC	$314.4	$299.7	$401.8	$(287.4)	$728.5
Per share amounts attributable to SCC:
Net earnings basic and diluted	$0.41	$0.39	$0.52	$(0.38)	$0.94
Dividend per share	$0.08	$0.12	$0.14	$0.25	$0.59

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—QUARTERLY DATA (unaudited) (Continued)

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

NOTE 19—SUBSEQUENT EVENTS

DIVIDENDS:

        On January 25, 2018, the Board of Directors authorized a dividend of $0.30 per share paid on February 27, 2018, to shareholders of record at the close of business on February 13, 2018.

MICHIQUILLAY PROJECT ACQUISITION:

        On February 20, 2018, the Company won the public bidding process for the Michiquillay project in Cajamarca, Peru. The Company's tender proposed a price of $400 million and an annual royalty of 3% on net sales. Michiquillay is a mining project with 1,150 million tons of mineralized material with a copper content of 0.63%. The estimated capital investment is approximately $2,500 million and it is expected to start production in 2025 with a production of 225,000 tons of copper per year for an initial estimated mine life of more than 25 years.

SAN MARTIN STRIKE:

        On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that will hold the collective bargaining agreement at the San Martín mine. The Federacíon Nacional de Sindicatos Independientes (the National Federation of Independent Unions), won the vote by a majority. As a result, once the Federal Mediation and Arbitration Board issues a ruling recognizing the election results, IMMSA will be entitled to negotiate and enter into a collective bargaining agreement with the Federacíon Nacional de Sindicatos Independientes to end the strike that began in 2007 and resume operations at the San Martín Mine.

OTHER COMPANY INFORMATION:

ANNUAL MEETING

        The annual stockholders meeting of Southern Copper Corporation will be held on Tuesday, April 24, 2018, at 9:00 am, Mexico City time, at Edificio Parque Reforma, Campos Eliseos 400, 9th Floor, Colonia Lomas de Chapultepec, Delegacion Miguel Hidalgo, C.P. 11000, Mexico City, Mexico.

TRANSFER AGENT, REGISTRAR AND STOCKHOLDERS' SERVICES

Computershare
480 Washington Boulevard
Jersey City, NJ 07310-1900
Phone: (866) 230-0172

DIVIDEND REINVESTMENT PROGRAM

        SCC stockholders can have their dividends automatically reinvested in SCC common shares. SCC pays all administrative and brokerage fees. This plan is administered by Computershare. For more information, contact Computershare at (866) 230-0172.

STOCK EXCHANGE LISTING

        The principal markets for SCC's common stock are the NYSE and the Lima Stock Exchange (BVL). SCC's common stock symbol is SCCO on both the NYSE and the Lima Stock Exchange.

OTHER SECURITIES

        The Branch in Peru has issued, in accordance with Peruvian Law, "investment shares" (formerly named labor shares) that are quoted on the Lima Stock Exchange under symbols SPCCPI1 and SPCCPI2. Transfer Agent, registrar and stockholders services are provided by Credicorp Capital, Avenida EI Derby 055, Torre 4, Piso 10, Santiago de Surco, Cod postal 15039, Peru. Telephone (51-1)416-3333, Extensions 32478 and 32441.

OTHER CORPORATE INFORMATION

        For other information on the Company or to obtain, free of charge, additional copies of the Annual Report on Form 10-K, contact the Investor Relations Department at:

  1440 East Missouri Avenue, Suite 160 Phoenix, Az. 85014, USA
  Telephone: (602)264-1375

SOUTHERN COPPER CORPORATION

USA
1440 East Missouri Ave, Suite 160
Phoenix, AZ 85014, USA
Phone: (602) 264-1375
Fax: (602) 264-1397

Mexico
Campos Eliseos 400
Colonia Lomas de Chapultepec
Delegacion Miguel Hidalgo
C.P. 11000—MEXICO
Phone: (5255) 1103-5000
Fax: (5255) 1103-5567

Peru
Av. Caminos del Inca 171
Urb. Chacarilla del Estanque
Santiago de Surco
Cod postal 15038—PERU
Phone: (511) 512-0440 Ext 3181
Fax: (511) 512-0492

Website: www.southerncoppercorp.com
Email address: southerncopper@southernperu.com.pe

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNT ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        As of December 31, 2017, the Company conducted an evaluation under the supervision and with the participation of the Company's disclosure committee and the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2017, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

  1.
  Recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and

  2.
  Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting,

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

        Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on the evaluation made under this framework, management concluded that as of December 31, 2017 such internal control over financial reporting is effective.

        Our internal control over financial reporting as of December 31, 2017 has been audited by Galaz, Yamazaki, Ruiz Urquiza, S.C. member of Deloitte Touche Tohmatsu Limited, an independent registered public accounting firm, as stated in their report which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation

Opinion on Internal Control over Financial Reporting

        We have audited the internal control over financial reporting of Southern Copper Corporation and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control over Financial Reporting" appearing in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Galaz, Yamazaki, Ruiz Urquiza, S.C.
Member of Deloitte Touche Tohmatsu Limited

/s/ MIGUEL ANGEL ANDRADE LEVEN C.P.C. Miguel Angel Andrade Leven Mexico City, Mexico March 1, 2018

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM    10, 11, 12, 13 AND 14

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below are the executive officers of the Company, their ages as of January 31, 2018 and their positions.

Name	Age	Position
German Larrea Mota-Velasco	64	Chairman of the Board and Director
Oscar Gonzalez Rocha	79	President, Chief Executive Officer and Director
Daniel Muñiz Quintanilla	44	Executive Vice President
Raul Jacob Ruisanchez	59	Vice President, Finance, Treasurer and Chief Financial Officer
Julian Jorge Lazalde Psihas	49	Secretary
Andres Carlos Ferrero Ghislieri	49	General Counsel
Lina Vingerhoets Vilca	56	Comptroller
Edgard Corrales Aguilar	62	Vice President, Exploration
Rafael Lopez Abad	54	General Auditor

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

        Raul Jacob Ruisanchez has served as our Vice President, Finance and Chief Financial Officer since April 18, 2013. He was appointed Treasurer of the Company on April 28, 2016. He was our Comptroller from October 27, 2011 until April 18, 2013. He has held various positions focused primarily in financial planning, treasury, corporate finance, investor relations and project evaluation with the Company since 1992. In September 2011, he was appointed Director of Controller and Finance of the Company's Peruvian Branch and Vice President and Chief Financial Officer of Southern Peru Limited, one of our subsidiaries. In 2017, 2016 and 2014, Mr. Jacob was considered by Institutional Investor among the top three Chief Financial Officers of the mining industry of Latin America. In 2010, he was ranked among the top three Investor Relations executives of the mining industry of Latin America by the same publication. From 2015 to through January 2017, he was Vice President of the Peruvian National Mining, Oil and Energy Association and President of its mining chapter. He is currently a member of its Executive Committee and Board. Mr. Jacob is currently a member of the consulting board of the MBA program (Finance) of the Universidad del Pacifico in Lima, Peru. Until March of 2010, he was President of the Strategic Studies Center of IPAE, an entrepreneurial association. Between 2004 and 2006, he was the President of the Finance Affairs Committee of the American Chamber of Commerce of Peru. Mr. Jacob holds an economics degree from Universidad del Pacifico, a Master's Degree from the University of Texas (Austin) and a Degree in International Business Management from the Stockholm School of Economics.

        Julian Jorge Lazalde Psihas, our Secretary, has been a Director, Executive Vice President and General Counsel of Asarco LLC since December 2009. Since October 2015 he is also General Counsel of Americas Mining Corporation, both subsidiaries of Grupo Mexico, S.A.B. de C.V., the parent company of the Company. Mr. Lazalde was General Counsel of Asarco Inc., the predecessor of Asarco LLC, from September 2006 until December 2009. Mr. Lazalde holds a law degree from the Autonomous Institute of Mexico, known as ITAM, and has degrees from the Panamerican University in two special areas, tax law and commercial law.

        Andres Carlos Ferrero Ghislieri, our General Counsel, has been a member of the Legal Department of our Peruvian Branch since December 1995. Prior to this, he served as a Technical Advisor to the World Bank's Energy and Mines Technical Assistance Loan (EMTAL) Project assigned to the National Society of Mining, Energy and Petroleum. He has also worked as a mining law consultant for the South African Government from May to October 2001. He was elected Superintendent of the Legal Affairs of the Peruvian Branch in March 2008. He is a member of the Board of Compañía Minera Los Tolmos, S.A. which is subsidiary of the Company's Peruvian Branch. He holds a law degree from the University of Lima, Peru and a Master of Law or LLM degree in Resources Law and Policy from Dundee University, United Kingdom.

        Lina Vingerhoets Vilca, our Comptroller, has been the Assistant Comptroller of the Company since April 2015 and Controller of the Peruvian Branch of the Company since July 2015. Ms. Vingerhoets has worked for the Company's Peruvian Branch in various capacities since 1991. From 2013 to 2015, she was in charge of Internal Control. From 2006 to 2015, she was in charge of Accounting Quality and SEC reporting. In addition, she has held other positions in Financial Planning, Finance and Accounting with the Company's Peruvian Branch. Ms. Vingerhoets is a Peruvian certified public accountant and holds Accounting and MBA degrees from the Universidad del Pacifico, in Lima, Peru.

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

        Rafael Lopez Abad, our General Auditor, with 30 years of auditing experience, has been the Manager of Internal Audit of the Peruvian Branch of the Company since September 1994. Previously he was an auditor for PricewaterhouseCoopers and Ernst &Young. He is currently the President of the Institute of Internal Auditors of Peru. Mr. López Abad is a Peruvian certified public accountant with a degree from the University of Saint Martin of Porres, in Lima, Peru. He holds a Master's degree in Communication Science, or MSC, from the Peruvian National Engineering University (UNI), School of Mining Engineering and a post-graduate degree from the Superior School for Business Management, known as "Universidad ESAN". He teaches internal auditing post-graduate courses in various prestigious universities in Lima, Peru.

        Information in response to the additional disclosure requirements specified by Part III, Items 10, 11, 12, 13 and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 30, 2018, or will be provided by amendment to this Form 10-K, also to be filed no later than April 30, 2018.

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

        Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2017, 2016 and 2015; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Balance Sheets at December 31, 2017 and 2016; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2017, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

3.
Schedule II

        Valuation and Qualifying Accounts and Reserves (in millions):

	Additions
	Balance at beginning of period	Charged to costs and expenses	Additions	Deduction/ Application	Balance at end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
2017	$0.7	0.6	—	0.2	$1.1
2016	$0.9	—	—	0.2	$0.7
2015	$0.3	0.6	—	—	$0.9
Notes issued under par:
2017	$62.2	1.7	—	—	$60.5
2016	$63.8	1.6	—	—	$62.2
2015	$45.1	1.5	20.2	—	$63.8
Valuation allowance:
2017	$—	619.6	—	—	$619.6
2016	$—	—	—	—	$—
2015	$—	—	—	—	$—

 Supplemental information

Southern Copper Corporation
Exhibit Index

Sequential Exhibit Number	Document Description	Page Number
3.1	(a) Amended and Restated Certificate of Incorporation, filed on October 11, 2005. (Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the third quarter of 2005 and incorporated herein by reference).

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
10.4
Tax Agreement entered into by the Company and Americas Mining Corporation, effective as of February 20, 2017. (Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the first quarter of 2017 and incorporated herein by reference).
12.1	Computation of financial ratios (filed herewith).
14.0
Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on April 23, 2015. (Filed as Exhibit 14 to the Company's Current Report on Form 8-K filed April 29, 2015 and incorporated herein by reference).
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C.—Member of Deloitte Touche Tohmatsu, Limited) (filed herewith).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

Sequential Exhibit Number	Document Description	Page Number
101.INS	XBRL Instance Document (submitted electronically with this report).
101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).
101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this report).
101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).
101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).

        The exhibit listed as 10.1 is the management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

        Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2017, 2016 and 2015; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Balance Sheets at December 31, 2017 and 2016; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2017, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)
By:	/s/ OSCAR GONZALEZ ROCHA Oscar Gonzalez Rocha President and Chief Executive Officer

Date: March 1, 2018

        Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GERMAN LARREA MOTA-VELASCO German Larrea Mota-Velasco	Chairman of the Board, and Director
/s/ OSCAR GONZALEZ ROCHA Oscar Gonzalez Rocha	President, Chief Executive Officer and Director
/s/ RAUL JACOB RUISANCHEZ Raul Jacob Ruisanchez	Vice President, Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)
/s/ LINA A. VINGERHOETS VILCA Lina A. Vingerhoets Vilca	Comptroller (Principal Accounting Officer)
DIRECTORS
s/ GERMAN LARREA MOTA-VELASCO German Larrea Mota-Velasco	/s/ OSCAR GONZALEZ ROCHA Oscar Gonzalez Rocha
/s/ EMILIO CARRILLO GAMBOA Emilio Carrillo Gamboa	/s/ DANIEL MUÑIZ QUINTANILLA Daniel Muñiz Quintanilla

/s/ ALFREDO CASAR PEREZ Alfredo Casar Perez	/s/ L. MIGUEL PALOMINO BONILLA L. Miguel Palomino Bonilla
/s/ GILBERTO PEREZALONSO CIFUENTES Gilberto Perezalonso Cifuentes	/s/ ENRIQUE CASTILLO SANCHEZ MEJORADA Enrique Castillo Sanchez Mejorada
/s/ CARLOS RUIZ SACRISTAN Carlos Ruiz Sacristan	/s/ XAVIER GARCIA DE QUEVEDO Xavier Garcia de Quevedo
/s/ RAFAEL MAC GREGOR ANCIOLA Rafael Mac Gregor Anciola

Date: March 1, 2018