Form 10-Q
period 2018-03-31
SOUTHERN COPPER CORP/
filed 2018-05-02
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

As of April 26, 2018 there were outstanding 773,028,469 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(in millions, except per share amounts)
Net sales (including sales to related parties, see Note 7)	$1,841.1	$1,583.9

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	876.5	843.8
Selling, general and administrative	24.1	21.4
Depreciation, amortization and depletion	162.0	153.4
Exploration	5.2	5.1
Environmental remediation	—	(10.2)
Total operating costs and expenses	1,067.8	1,013.5

Operating income	773.3	570.4

Interest expense	(90.3)	(105.7)
Capitalized interest	21.1	14.9
Other income (expense)	(2.3)	4.8
Interest income	2.6	0.9
Income before income taxes	704.4	485.3

Income taxes (including royalty taxes, see Note 4)	236.6	176.2
Net income before equity earnings of affiliate	467.8	309.1
Equity earnings of affiliate, net of income tax	4.1	6.2

Net income	471.9	315.3

Less: Net income attributable to the non-controlling interest	1.2	0.9

Net income attributable to SCC	$470.7	$314.4

Per common share amounts attributable to SCC:
Net earnings - basic and diluted	$0.61	$0.41
Dividends paid	$0.30	$0.08
Weighted average shares outstanding - basic and diluted	773.0	773.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(in millions)
Net income and comprehensive income	$471.9	$315.3
Comprehensive income attributable to the non-controlling interest	1.2	0.9
Comprehensive income attributable to SCC	$470.7	$314.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2018	2017
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,068.2	$1,004.8
Short-term investments	56.5	50.5
Accounts receivable trade	873.9	890.6
Accounts receivable other (including related parties 2018 - $66.1 and 2017 - $26.1)	135.8	85.8
Inventories	1,049.8	1,041.9
Prepaid taxes	114.6	85.5
Other current assets	18.4	11.0
Total current assets	3,317.2	3,170.1

Property and mine development, net	9,118.5	9,099.6
Ore stockpiles on leach pads	1,028.9	977.4
Intangible assets, net	153.1	152.5
Deferred income tax	186.8	164.9
Equity method investment	100.0	99.7
Other assets	133.6	115.9
Total assets	$14,038.1	$13,780.1

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2018 - $58.9 and 2017 - $90.1)	$640.0	$659.8
Accrued income taxes	180.0	226.4
Accrued workers’ participation	197.0	176.9
Accrued interest	133.1	83.9
Other accrued liabilities	29.7	21.3
Total current liabilities	1,179.8	1,168.3

Long-term debt	5,957.8	5,957.1
Deferred income taxes	38.4	38.5
Non-current taxes payable	207.1	207.1
Other liabilities and reserves	45.1	37.2
Asset retirement obligation	220.5	222.5
Total non-current liabilities	6,468.9	6,462.4

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock	8.8	8.8
Additional paid-in capital	3,380.1	3,373.3
Retained earnings	5,965.0	5,726.2
Accumulated other comprehensive income	0.5	0.5
Treasury stock, at cost, common shares	(3,007.6)	(3,001.1)
Total Southern Copper Corporation stockholders’ equity	6,346.8	6,107.7
Non-controlling interest	42.6	41.7
Total equity	6,389.4	6,149.4

Total liabilities and equity	$14,038.1	$13.780.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended
	March 31,
	2018	2017
	(in millions)
OPERATING ACTIVITIES

Net income	$471.9	$315.3

Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, amortization and depletion	162.0	153.4
Equity earnings of affiliate, net of dividends received	(0.3)	(2.8)
Loss on foreign currency transaction effect	26.4	31.1
Benefit from deferred income taxes	(23.9)	(16.8)
Other, net	(1.2)	6.5

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	16.7	(77.7)
(Increase) in inventories	(59.4)	(10.7)
Increase in accounts payable and accrued liabilities	83.4	71.7
(Decrease) increase in other operating assets and liabilities	(25.8)	20.1
Net cash provided by operating activities	649.8	490.1

INVESTING ACTIVITIES
Capital investments	(295.7)	(245.6)
(Purchase of) proceeds from short-term investments, net	(6.0)	(1.4)
Proceeds from sale of property	0.3	0.4
Net cash used in investing activities	(301.4)	(246.6)

FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(231.9)	(61.8)
Other	(0.9)	—
Net cash used in financing activities	(232.8)	(61.8)

Effect of exchange rate changes on cash and cash equivalents	(52.2)	(29.0)

Net increase in cash and cash equivalents	63.4	152.7
Cash and cash equivalents at beginning of period	1,004.8	546.0
Cash and cash equivalents at end of period	$1,068.2	$698.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At March 31, 2018, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company’s Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2018 and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. The December 31, 2017 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2017 and notes included in the Company’s 2017 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At March 31,	At December 31,
	2018	2017
Trading securities	$55.6	$49.5
Weighted average interest rate	1.9%	1.8%

Available-for-sale	$0.9	$1.0
Weighted average interest rate	0.7%	0.7%
Total	$56.5	$50.5

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and at March 31, 2018 and December 31, 2017, included corporate bonds and asset and mortgage backed obligations. As of March 31, 2018 and December 31, 2017, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended March 31,
	2018		2017
Trading:
Interest earned	$0.1		$0.2
Unrealized (loss) gain at the end of the period	$(0.1)		$(0.1)

Available-for-sale:
Interest earned	(*	)	(*	)
Investment redeemed	$0.1		$ (*	)

(*) Less than $0.1 million.

NOTE 3 - INVENTORIES:

Inventories were as follows:

(in millions)	At March 31, 2018	At December 31, 2017

Inventory, current:
Metals at average cost:
Finished goods	$59.3	$48.8
Work-in-process	308.9	308.0
Ore stockpiles on leach pads	316.5	320.9
Supplies at average cost:	365.1	364.2
Total current inventory	$1,049.8	$1,041.9

Inventory, non-current:
Ore stockpiles on leach pads	$1,028.9	$977.4

In the first quarter 2018 and 2017, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $126.5 million and $120.8 million, respectively. Leaching inventories recognized in cost of sales amounted to $79.5 million and $82.1 million for the first quarter 2018 and 2017, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first quarter 2018 and 2017 consisted of ($ in millions):

	2018	2017
Statutory income tax provision	$212.3	$148.5
Peruvian royalty	1.7	0.4
Mexican royalty	16.1	21.4
Peruvian special mining tax	6.5	5.9
Income tax provision	$236.6	$176.2

Effective income tax rate	33.6%	36.3%

These provisions include income taxes for Peru, Mexico and the United States. In addition, a Mexican royalty tax, a portion of the Peruvian royalty tax and the Peruvian special mining tax are included in the income tax provision. The decrease in the effective tax rate for the first quarter of 2018 from the same period in the prior year is primarily due to the U.S. Tax Cuts and Jobs Act enacted in December 2017, which cause dividends from the Company’s Mexican subsidiary to no longer be taxed in the U.S.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Changes under the Act include, among others, a decrease in the corporate tax rate from 35% to 21%, the transition of the U.S. taxation of international operation from a worldwide system to a quasi-territorial system, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations.  As reported in detail in the Company’s annual report on Form 10-K for the year ended December 31, 2017, these tax law changes accounted for a provisional non-cash tax expense adjustment of $785.9 million in 2017. There have been no material changes to the provisional amounts recorded in the last quarter of 2017.

Recognizing that public reporting entities would not have sufficient time and resources to properly analyze all the provisions of the Act, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on the accounting for the impact of the Act. The focus of SAB 118 is what to do when an entity does not have the necessary information available, analyzed or prepared in reasonable detail to complete the accounting pursuant to the guidelines of ASC 740 Income Taxes.

The Company adopted SAB 118 and accordingly, its accounting for the effect of the Act is based on reasonable estimates, which can require additional adjustment throughout the one year measurement period commencing on December 22, 2017. As more information becomes available, the Company will continue to review whether changes are necessary to the provisional amounts recorded in 2017. The ultimate impact of the Act may differ from these provisional amounts, possibly materially. After the Company files its 2017 U.S. federal income tax return and finalizes certain tax positions it will conclude whether further adjustments are required to its net deferred tax assets or liabilities, current year foreign tax credits and any liability associated with the one-time mandatory tax on the repatriation of foreign earnings.

Two new taxes became effective as of January 1, 2018: the Global Intangible Low Tax Income or GILTI tax and the Base Erosion Anti-Abuse Tax or BEAT. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company’s current analysis of the tax on the GILTI inclusion indicates that the Company could be subject to this additional tax for 2018. However, the estimated tax impact was not material to the quarter. Future U.S. inclusions in taxable income related to GILTI depends on a number of different aspects of the Company’s estimated future results of global operations. The Company is not yet able to reasonably estimate the long-term effects of this provision of the Act, and accordingly has not recorded any potential deferred tax effects related to GILTI in its financial statements. Additionally, the Company not made a policy decision regarding whether to record deferred taxes on GILTI or to use the period cost method.

The BEAT tax rate is 5% for tax years beginning in 2018 (10% for 2019 through 2025, and 12.5% for tax years beginning after 2025) and is calculated on a base equal to the Company’s income determined without the tax benefit arising from base erosion payments. The erosion payments are a specifically defined set of deductible expenses. Provisional estimates indicate that the Company will not likely be subject to the BEAT in 2018.

The Company is still in the process of analyzing the provisions of these taxes and the effect they may or may not have on future results and financial reporting.  The issuance of future administrative guidance may further clarify the interpretation of the new law.

Peruvian royalty and special mining tax: The mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $7.1 million and $5.5 million of royalty charge in the first quarter 2018 and 2017, respectively, of which $1.7 million and $0.4 million were included in income taxes in 2018 and 2017, respectively.

The special mining tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached. The Company has accrued $6.5 million and $5.9 million of special mining tax as part of the income tax provision for the first quarter 2018 and 2017, respectively.

Mexican mining royalty: Mexico has a mining royalty charge of 7.5% on earnings before taxes as defined by Mexican tax regulations and an additional royalty charge of 0.5% over gross income from sales of gold, silver and platinum. The Company has accrued $16.1 million and $21.4 million of royalty taxes as part of the income tax provision for the first quarter 2018 and 2017, respectively. In the first quarter of 2018, the Company has paid $87.7 million for year 2017 mining royalty.

Accounting for uncertainty in income taxes: In the first quarter of 2018, there were no changes in the Company’s uncertain tax positions.

NOTE 5 —REVENUE RECOGNITION:

On January 1, 2018, the Company adopted FASB Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Upon adoption by the Company, no cumulative effect adjustment was required to be recognized, as the adoption of the standard has not resulted in a change to the way the Company recognizes its revenue.

The Company’s net sales were $1,841.1 million in the three months ended March 31, 2018, compared to $1,583.9 million in the same period of 2017. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended March 31, 2018
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
The Americas:
Mexico	$368.8	$111.3	$—	$(19.6)	$460.5
United States	248.4	5.0	41.5	—	294.9
Peru	—	—	93.5	—	93.5
Brazil	—	12.6	62.9	—	75.5
Chile	—	—	36.0	—	36.0
Other American countries	12.6	0.8	1.0	—	14.4
Europe:
Switzerland	82.3	9.2	43.8	—	135.3
Italy	8.3	5.5	82.2	—	96.0
Spain	44.5	—	—	—	44.5
Other European countries	51.8	4.6	25.7	—	82.1
Asia:
Singapore	143.9	—	132.5	—	276.4
Japan	44.2	—	115.2	—	159.4
Other Asian countries	63.8	0.2	8.6	—	72.6
Total	$1,068.6	$149.2	$642.9	$(19.6)	$1,841.1

	Three Months Ended March 31, 2017
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
The Americas:
Mexico	$300.5	$88.5	$—	$(20.6)	$368.4
United States	266.6	11.7	22.1	—	300.4
Peru	—	0.5	87.4	—	87.9
Brazil	—	11.9	45.5	—	57.4
Chile	—	—	33.2	—	33.2
Other American countries	16.8	1.0	6.2	—	24.0
Europe:
Switzerland	91.3	3.3	2.5	—	97.1
Italy	5.8	5.1	76.7	—	87.6
Spain	30.2	—	—	—	30.2
Other European countries	50.2	7.2	18.7	—	76.1
Asia:
Singapore	141.6	1.5	135.5	—	278.6
Japan	26.4	—	89.1	—	115.5
Other Asian countries	22.8	0.1	4.6	—	27.5
Total	$952.2	$130.8	$521.5	$(20.6)	$1,583.9

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31, 2018
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$909.4	$11.2	$564.0	$(11.2)	$1,473.4
Molybdenum	91.0	—	45.3	—	136.3
Zinc	—	95.0	—	(0.1)	94.9
Silver	42.6	20.6	15.4	(7.5)	71.1
Other	25.6	22.4	18.2	(0.8)	65.4
Total	$1,068.6	$149.2	$642.9	$(19.6)	$1,841.1

	Three Months Ended March 31, 2017
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$828.2	$10.9	$457.6	$(10.9)	$1,285.8
Molybdenum	53.9	—	38.9	—	92.8
Zinc	—	79.3	—	(0.3)	79.0
Silver	47.5	19.7	14.0	(7.4)	73.8
Other	22.6	20.9	11.0	(2.0)	52.5
Total	$952.2	$130.8	$521.5	$(20.6)	$1,583.9

The following table presents information regarding the opening and closing balances of receivables by reporting segment of the Company for the three months ended March 31, 2018 (in millions):

	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
As of March 31, 2018:
Trade receivables	$539.7	$71.7	$262.5	$—	$873.9
Related parties	58.1	—	—	$8.0	$66.1

As of December 31, 2017:
Trade receivables	$556.2	$79.7	$254.7	$—	$890.6
Related parties	18.0	—	—	8.1	26.1

Provisionally priced sales:  At March 31, 2018, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the March 31, 2018 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2018:

	Sales volume (million lbs.)	Priced at (per pound)	Month of settlement
Copper	45.5	$3.02	From April 2018 to June 2018
Molybdenum	9.4	$12.63	From April 2018 to June 2018

The provisional sales price adjustment included in accounts receivable and net sales at March, 31, 2018 includes positive adjustments of $0.1 million and $6.4 million for copper and molybdenum, respectively.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 6 - ASSET RETIREMENT OBLIGATION:

The Company maintains an asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation. The accepted value of the Lima office building, for this purpose, is $36.9 million. Through March 2018, the Company has provided guarantees of $32.3 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the Ilo smelter and refinery, and the shops and auxiliary facilities at the three units. In March 2016, MINEM approved the Mining Closure Plan for the Toquepala expansion project. The closure plan for the Tia Maria project was approved in February 2017. The Company, however, has not recorded a retirement obligation for the project as the construction permit has not been received, and work on the project is on hold. The Company believes that under these circumstances the recording of a retirement obligation is not appropriate. In accordance with requirements of Peruvian law, the Company in December 2017 and February 2018, submitted to MINEM revised closure plans for the Cuajone mine and the Ilo facilities respectively, which at March 31, 2018 are pending approval. As a result of these new estimates, the Company has reduced the asset retirement obligation by $11.6 million in December 2017 and $5.2 million in the first quarter of 2018.

In 2010, the Company announced to the Mexican federal environmental authorities its closure plans for the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation with a budget of $66.2 million, which has been spent through March 31, 2018. Plant demolition and construction of a confinement area at the south of the property were completed in 2012. In accordance with remediation goals previously approved by environmental authorities, soil remediation and on-site encapsulation on a second confinement area of impacted soils have been completed. Confirmation sampling was successfully completed. On September 2, 2016, the environmental authorities approved the conclusion of the remediation effort. The Company continues studying the possibilities for this property in order to decide whether to sell or develop the property. The overall cost recognized for mining closure in Mexico includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities.

The following table summarizes the asset retirement obligation activity for the three months ended March 31, 2018 and 2017 (in millions):

	2018	2017
Balance as of January 1	$222.5	$216.5
Changes in estimates	(5.2)	—
Payments	—	(0.3)
Accretion expense	3.2	6.1
Balance as of March 31,	$220.5	$222.3

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

Receivable and payable balances with related parties are shown below (in millions):

	At March 31, 2018	At December 31, 2017
Related parties receivable current:
Grupo Mexico and affiliates:
Mexico Generadora de Energia, S. de R.L. (“MGE”)	$31.3	$16.2
Asarco LLC	29.3	4.1
Grupo Mexico	2.8	2.8
Compañia Perforadora Mexico, S.A.P.I. de C.V. and affiliates	1.4	1.4
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.7	1.1

Related to the controlling group:
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	0.1
Operadora de Cinemas, S.A. de C.V.	0.3	0.3
Boutique Bowling de Mexico, S.A. de C.V.	0.2	0.2
	$66.1	$26.1

	At March 31, 2018	At December 31, 2017
Related parties payable:
Grupo Mexico and affiliates:
MGE	$28.7	$38.5
Asarco LLC	14.8	24.2
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	7.7	21.7
Ferrocarril Mexicano, S.A. de C.V.	3.2	2.6
Eolica El Retiro, S.A.P.I. de C.V. (“Eolica el Retiro”)	0.6	0.8
Grupo Mexico	3.6	0.7
Related to the controlling group:
Operadora de Cinemas, S.A. de C.V.	0.1	0.7
Boutique Bowling de Mexico, S.A. de C.V.	0.1	0.6
Mextransport	0.1	0.3
	$58.9	$90.1

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the three months ended March 31, 2018 and 2017 (in millions):

	2018	2017
Purchase activity
Asarco LLC	$6.8	$13.0
Eolica El Retiro	0.6	0.9
Ferrocarril Mexicano, S.A de C.V.	10.0	10.8
Grupo Mexico	4.5	3.5
MGE	61.9	61.1
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	15.9	27.1
Total purchases	$99.7	$116.4

Sales activity
Asarco LLC	$36.5	$41.8
Compania Perforadora Mexico, S.A.P.I. de C.V and affiliates	—	0.2
Grupo Mexico	—	0.2
MGE	23.2	24.4
Total sales	$59.7	$66.6

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

In the first quarter of 2018, the Company made donations of $0.7 million to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano, S.A de C.V. and for construction services provided by Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates. All of these companies are subsidiaries of Grupo Mexico.

The Company’s Mexican operations purchased scrap and other residual copper mineral from Asarco LLC, and power from MGE. Both companies are subsidiaries of Grupo Mexico.

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants. That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%. In the first quarter of 2012, an indirect subsidiary of Grupo Mexico acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence of this change in control, MGE became an indirect subsidiary of Grupo Mexico. Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt. The remaining balance was repaid in the third quarter of 2016.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying 14% of its power output to third-party energy users.

In 2014, Mexico Generadora de Energia Eolica S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and started to sell power to Industrial Minera Mexico and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro is supplying approximately 27% of its power output to IMMSA.

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

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the three months ended March 31, 2018 and 2017 (in millions):

	2018		2017
Purchase activity
Boutique Bowling de Mexico, S.A. de C.V.	$0.1		$—
Operadora de Cinemas, S.A. de C.V.	(*	)	—
Mextransport	0.2		—
Total purchases	$0.3		$—

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1		$0.1
Operadora de Cinemas S.A. de C.V.	(*	)	(*	)
Mextransport	0.1		—
Total sales	$0.2		$0.1

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

In addition, the Company received fees for building rental and maintenance provided to Boutique Bowling de Mexico S.A. de C.V., Operadora de Cinemas S.A. de C.V and Mextransport.

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

The components of net periodic benefit costs for the three months ended March 31, 2018 and 2017 are as follows (in millions):

	2018		2017
Service cost	$0.3		$0.2
Interest cost	0.4		0.3
Expected return on plan assets	(0.9)		(0.7)
Amortization of net actuarial loss	(*	)	(*	)
Amortization of net loss/(gain)	(*	)	(*	)
Net periodic benefit costs	$(0.2)		$(0.2)

(*) amount is lower than $0.1 million

Post-retirement health care plans:

United States: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits”.

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the three months ended March 31, 2018 and 2017 are as follows (in millions):

	2018		2017
Interest cost	$0.2		$0.2
Amortization of net loss (gain)	(*	)	(*	)
Amortization of prior service cost (credit)	(*	)	(*	)
Net periodic benefit cost	$0.2		$0.2

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

Environmental capital investments in the three months ended March 31, 2018 and 2017 were as follows (in millions):

	2018	2017
Peruvian operations	$6.5	$16.5
Mexican operations	19.9	22.1
	$26.4	$38.6

Peruvian operations: The Company’s operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through the Ministry of Environment (“MINAM”) conducts annual audits of the Company’s Peruvian mining and metallurgical operations. Through these environmental audits, matters related to environmental obligation, compliance with legal requirements, atmospheric emissions, effluent monitoring and waste management are reviewed. The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations. Peruvian law requires that companies in the mining industry provide assurances for future mine closure and remediation. In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM. See Note 6 “Asset retirement obligation,” for further discussion of this matter. In March 2016, MINEM approved the Mining Closure Plan for the Toquepala expansion project. The closure plan for the Tia Maria project was approved in February 2017. In accordance with requirements of Peruvian law, the Company in December 2017 and February 2018, submitted to MINEM revised closure plans for the Cuajone mine and the Ilo facilities, respectively, which at March 31, 2018 are pending approval.

Air Quality Standards (“AQS”): In 2008, the Peruvian government enacted environmental regulations establishing stringent air quality standards (“AQS”) for daily sulfur dioxide (“SO2”) in the air for the Peruvian territory. These regulations were amended in 2013 and 2017. In June 2017, MINAM enacted a supreme decree which defines new AQS for daily sulfur dioxide and gaseous mercury for the Peruvian territory, as well as monthly lead in particulate matter (PM10). This decree establishes a mean 24-hour AQS equal to 250 micrograms per cubic meter (µg/m3) of SO2 to replace the current 24-hour AQS of 20 µg/m3 of SO2, effective since 2014. The decree also establishes a mean 24-hour AQS equal to 2 µg/m3 of gaseous mercury and a mean monthly AQS equal to 1.5 µg/m3 of lead in PM10.

The Company believes that these new AQS are appropriate for Peru and will allow Peruvian industry to be competitive with other countries. As of March 31, 2018, the Company maintains a lower daily average level of µg/m3 of SO2, than those required by the new AQS.

Soil Environmental Quality Standards (“SQS”): In 2013, the Peruvian government enacted SQS applicable to any existing facility or project that generates or could generate the risk of soil contamination in its area of operation or influence. In March 2014, MINAM issued a supreme decree, which establishes additional provisions for the gradual implementation of SQS. Under this rule the Company had twelve months to identify contaminated sites in and around its facilities and present a report of identified contaminated sites. These documents were submitted to MINEM for approval in April 2015, and were fully approved in July 2017. The next step is for the Company to prepare a characterization study to determine the depth, extent and physio-chemical composition of the contaminated areas and define an appropriate remediation plan with a time-frame for completion. In addition, the Company must submit for approval a Soil Decontamination Plan (SDP) within 30 months after being notified by the authority. This SDP must include remediation actions, a schedule and compliance deadlines. Also under this rule, if deemed necessary and given reasonable justification, the Company may request a one year extension for the decontamination plan.

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

While the Company believes that there is a reasonable possibility that a potential loss contingency may exist, it cannot currently estimate reasonably the amount of the contingency. The Company believes that a reasonable determination of the loss will be possible once the characterization study and the SDP are substantially completed, which is expected for the first quarter of 2020. At that time the Company will be in a position to estimate the remediation cost. Further, the Company does not believe that it can estimate a reasonable range of possible costs until the noted studies have substantially progressed and therefore is not able to disclose a range of costs that is meaningful.

Water Quality Standards (“WQS”): In June 2017, MINAM enacted a supreme decree which establishes water quality standards in the Peruvian territory. The Company has reviewed this decree and considers that its adoption will not have a material impact on its financial position.

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

Peruvian operations

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

The del Carpio Lazio case was rejected by the court of first instance on November 14, 2016. The plaintiff filed an appeal before the Superior Court on January 3, 2017. On January 9, 2018, the lawyers of both parties presented their respective positions before the Appellate Court. On March 8th, 2018, the Appellate Court issued its final decision, which upholds the first instance ruling. The plaintiff can still challenge said decision by filing a cassation writ, in order for the Supreme Court to review the matter.

The Mendoza Padilla case was rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. As of March 31, 2018, the case remains pending resolution without further developments.

The Guillen Lopez case is currently before the lower court. As of March 31, 2018, the case remains pending resolution without further developments.

In the Belfiore Nicolini case, the court ruled partially in favor of the plaintiff. However, the Company filed an appeal to challenge said decision. As of March 31, 2018, the case remains pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams with proper governmental authorization, since 1995. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of March 31, 2018, the case remains pending resolution without further developments. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. The amount of this contingency cannot be reasonably estimated by management at this time.

Mexican operations

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution that occurred at a leaching pond of the Buenavista mine, the following legal procedures are open against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for the environmental damages. The Company is vigorously defending itself against this complaint. As of March 31, 2018, the case remains pending resolution.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Two of the collective action lawsuits have been dismissed by the court. The plaintiffs in the four remaining lawsuits are: Acciones Colectivas de Sinaloa, A.C. which established two collective actions, Defensa Colectiva A.C.; and Ana Luisa Salazar Medina et al. which has been granted a collective action certification. The remaining plaintiffs have requested cautionary measures on the construction of facilities for the monitoring of public health services and the prohibition of the closure of the Río Sonora Trust. As of March 31, 2018, these cases remain pending resolution.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Domínguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. During the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. As of March 31, 2018, these cases remain pending resolution.

During 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al which established two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. During the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. During the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. As of March 31, 2018, these cases remain pending resolution.

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

Corporate operations

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

Labor matters:

Peruvian operations: 72% of the Company’s 4,661 Peruvian employees were unionized at March 31, 2018. Currently, there are six separate unions, one large union and five smaller unions. In the first quarter of 2016, the Company signed three-year agreements with all the existing unions at that time. These agreements include, among other things, annual salary increases of 5% for each of the three years. In March 2018, the Company has started preliminary negotiations for the new collective bargain agreements with some unions.

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

On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that will hold the collective bargaining agreement at the San Martín mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions), won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. As a result, once the Federal Mediation and Arbitration Board issues a ruling recognizing the election results, IMMSA will be entitled to negotiate and enter into a collective bargaining agreement with the Federacion Nacional de Sindicatos Independientes to end the strike that began in 2007 and resume operations at the San Martin mine. As of March 31, 2018, the case remains pending resolution without further developments.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers at the mine (including termination of the related collective bargaining agreement). On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. The mining union appealed the labor court ruling before a federal court. In September 2011, the federal court accepted the union’s appeal and remanded the case to the federal labor court for reconsideration. After several legal proceedings on January 25, 2013, the Company filed a new proceeding before the labor court. On June 16, 2014, the labor court denied the petition of the Company. The resolution issued by the labor court was challenged by the Company before a federal court. In August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of March 31, 2018, the case remains pending resolution without further developments.

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

Other commitments:

Peruvian Operations

Tia Maria:

On August 1, 2014, the Company received the final approval of Tia Maria´s Environmental Impact Assessment (“EIA”). However, the issuance of the project´s construction permit has been delayed due to pressures from anti-mining groups. The Company continues working with community groups in order to resolve open issues concerning the project. The Company is also working jointly with the Peruvian Government to obtain the construction license for this 120,000 tons of SX-EW copper per year greenfield project. The Company expects the license to be issued in 2018.

Tia Maria´s project budget is approximately $1.4 billion, of which $355.2 million has been invested through March 31, 2018. When completed, it is expected to produce 120,000 tons of copper cathodes per year. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and consequently, no emissions are released into the atmosphere. The project will only use seawater, transporting this more than 25 kilometers to 1,000 meters above sea level, and includes a desalinization plant which will be constructed at a cost of $95 million. Consequently, the Tambo river water resources and the water resources from the wells in the area will be used solely for farming and human consumption.

The Company expects the project to generate 3,600 jobs during the construction phase. When in operation, Tia Maria will directly employ 600 workers and indirectly provide jobs to another 4,200. Through its expected twenty-year life, the project related services will create significant business opportunities in the Arequipa region.

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

Toquepala Concentrator Expansion:

In April 2015, the construction permit for the Toquepala expansion project was approved by the MINEM. The project budget is $1.3 billion, of which $968.1 million has been invested through March 31, 2018. When completed, this project is expected to increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum. The project has reached 90% progress and is expected to initiate production in the third quarter of 2018.

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

Power purchase agreements:

•                  Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatt (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

•                  Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects for ten years starting on May 1, 2017 and ending after ten years of commercial operation of the Toquepala Expansion or on April 30, 2029; whichever occurs first.

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

Corporate operations

Commitment for Capital projects:

As of March 31, 2018, the Company has committed approximately $1,401.9 million for the development of its capital investment projects at its operations.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended March 31, 2018
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,068.6	$129.6	$642.9		$1,841.1
Intersegment sales		19.6		$(19.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	411.3	95.6	389.8	(20.2)	876.5
Selling, general and administrative	11.9	2.4	9.4	0.4	24.1
Depreciation, amortization and depletion	92.5	11.0	51.8	6.7	162.0
Exploration	0.6	1.3	2.6	0.7	5.2
Operating income	$552.3	$38.9	$189.3	$(7.2)	773.3
Less:
Interest, net					(66.6)
Other income (expense)					(2.3)
Income taxes					(236.6)
Equity earnings of affiliate					4.1
Non-controlling interest					(1.2)
Net income attributable to SCC					$470.7

Capital investment	$64.7	$12.6	$216.3	$2.1	$295.7
Property and mine development, net	$4,577.4	$434.6	$3,443.5	$663.0	$9,118.5
Total assets	$8,338.7	$950.1	$4,382.0	$367.3	$14,038.1

	Three Months Ended March 31, 2017
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$952.2	$110.2	$521.5		$1.583.9
Intersegment sales		20.6		$(20.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	464.8	83.0	315.7	(19.7)	843.8
Selling, general and administrative	10.0	2.2	9.0	0.2	21.4
Depreciation, amortization and depletion	98.6	13.4	35.3	6.1	153.4
Exploration	0.5	0.7	2.1	1.8	5.1
Environmental remediation	(10.2)	—	—	—	(10.2)
Operating income	$388.5	$31.5	$159.4	$(9.0)	570.4
Less:
Interest, net					(89.9)
Other income (expense)					4.8
Income taxes					(176.2)
Equity earnings of affiliate					6.2
Non-controlling interest					(0.9)
Net income attributable to SCC					$314.4

Capital investment	$57.3	$7.0	$181.1	$0.2	$245.6
Property and mine development, net	$5,171.1	$375.9	$2,986.6	$222.3	$8,755.9
Total assets	$8,481.7	$889.0	$4,391.0	$(238.7)	$13,523.0

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the three-month period ended March 31, 2018 and 2017 is as follows (in millions):

	2018	2017
Southern Copper common shares
Balance as of January 1,	$2,768.7	$2,769.0
Purchase of shares	—	—
Balance as of March 31,	2,768.7	2,769.0

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	232.4	218.6
Other activity, including dividend, interest and foreign currency transaction effect	6.5	2.1
Balance as of March 31,	238.9	220.7

Treasury stock balance as of March 31,	$3,007.6	$2,989.7

Southern Copper Common Shares:

At March 31, 2018 and 2017, there were in treasury 111,567,617 and 111,579,617 SCC’s common shares, respectively.

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

Period		Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost ($ in
From	To	Purchased	per Share	Announced Plan	@ $54.18(1)	millions)
2008	2012	46,914,486	$18.72	46,914,486		878.1
2013:		10,245,000	27.47	57,159,486		281.4
2014:		22,711,428	30.06	79,870,914		682.8
2015:		36,689,052	27.38	116,559,966		1,004.4
2016:		2,937,801	24.42			71.7

Total purchased		119,497,767	$24.42		1,506,706	$2,918.4

(*) NYSE closing price of SCC common shares at March 31, 2018.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of March 31, 2018. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company. Under this plan, participants received 1,200 shares of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper common stock have been reserved for this plan. On April 26, 2018, the Company’s Board of Directors and the stockholders approved a five-year extension of the Plan until January 29, 2023 and an increase of the shares award from 1,200 to 1,600. The fair value of the award is measured each year at the date of the grant.

Parent Company common shares:

At March 31, 2018 and 2017 there were in treasury 104,479,600 and 112,457,204 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the first quarter 2018 and 2017 and the unrecognized compensation expense under this plan were as follows (in millions):

	2018	2017
Stock based compensation expense	$0.1	$0.1
Unrecognized compensation expense	$0.1	$0.7

The plan ended on January 29, 2018.

The following table presents the activity of this plan for the three months ended March 31, 2018 and 2017:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2018	1,393,663	$2.05
Granted	—	—
Exercised	(981,707)	2.05
Forfeited	—	—
Outstanding shares at March 31, 2018	411,956	$2.05

Outstanding shares at January 1, 2017	1,401,096	$2.05
Granted	—	—
Exercised	—	2.05
Forfeited	—	—
Outstanding shares at March 31, 2017	1,401,096	$2.05

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

The stock based compensation expense for the first quarter 2018 and 2017 and the unrecognized compensation expense under this plan were as follows (in millions):

	2018	2017
Stock based compensation expense	$0.2	$0.2
Unrecognized compensation expense	$3.0	$3.4

The following table presents the activity of this plan for the three months ended March 31, 2018 and 2017:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2018	2,293,120	$2.63
Granted	—	—
Exercised	(1,873)	2.63
Forfeited	—	—
Outstanding shares at March 31, 2018	2,291,247	$2.63

Outstanding shares at January 1, 2017	2,540,223	$2.63
Granted	—	—
Exercised	(228,430)	2.63
Forfeited	—	—
Outstanding shares at March 31, 2017	2,311,793	$2.63

Non-controlling interest:

The following table presents the non-controlling interest activity for the three months ended March 31, 2018 and 2017:

	2018	2017
Balance as of January 1,	$41.7	$38.6
Net earnings	1.2	0.9
Dividend paid	(0.3)	(0.2)
Balance as of March 31,	$42.6	$39.3

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of March 31, 2018 and December 31, 2017 (in millions):

	At March 31, 2018		At December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	$5,209.0	$6,061.4	$5,208.4	$6,488.9
Long-term debt level 2	748.8	785.0	748.7	806.1
Total long-term debt	$5,957.8	$6,846.4	$5,957.1	$7,295.0

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the cases of the Yankee bonds, the notes due 2020 and the notes due 2022, which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of March 31, 2018 and December 31, 2017 (in millions):

	Fair Value at Measurement Date Using:
Description	Fair Value as of March 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$55.6	$55.6	$—	$—
- Available-for-sale debt securities:
Corporate bonds	0.1	—	0.1	—
Asset backed securities	0.4	—	0.4	—
Mortgage backed securities	0.4	—	0.4	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	137.1	137.1	—	—
Molybdenum	118.7	118.7	—	—
Total	$312.3	$311.4	$0.9	$—

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$49.5	$49.5	—	$—
- Available-for-sale debt securities:
Corporate bonds	0.1	—	$0.1	—
Asset backed securities	0.5	—	0.5	—
Mortgage backed securities	0.4	—	0.4	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	184.6	184.6	—	—
Molybdenum	102.8	102.8	—	—
Total	$337.9	$336.9	$1.0	$—

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

NOTE 13 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ADOPTION OF REVENUE RECOGNITION STANDARD

The Company has adopted FASB ASC 606, Revenue from Contracts with Customers, effective January 1, 2018, applying the modified retrospective approach. Under this approach, the results for reporting periods beginning after January 1, 2018 will be presented in the consolidated financial statements under the guidance, while prior period amounts will not be adjusted and will continue to be reported under the guidance in effect for those periods. Upon adoption by the Company, no cumulative effect adjustment was required to be recognized at January 1, 2018, as the adoption of the standard has not resulted in a change to the way the Company recognizes its revenue. The Company has applied the related disclosure requirements of the new standard beginning in 2018.

SIGNIFICANT ACCOUNTING POLICIES

With the exception of the change in the Company’s Revenue Recognition policy as a result of the adoption of ASC 606, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, that are of significance, or potential significance to the Company.

Revenue recognition -

The Company adopted ASC 606, Revenue from Contracts with Customers, effective January 1, 2018. The Company’s revenue consists of product revenue resulting from the sale of copper and non-copper products, such as molybdenum, silver, zinc, lead and gold.

The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company’s revenues are measured based on consideration specified in the contract with each customer.

The Company’s marketing strategy and annual sales planning emphasize developing and maintaining long-term customer relationships. Generally, 80% to 90% of the Company’s metal production is sold under annual or longer-term contracts. The Company considers each contract to be a single performance obligation, represented by the delivery of a series of distinct goods that are substantially the same, with the same pattern of transfer to the Company’s customers.  Accordingly, the Company recognizes revenues for each contract over a period of time, applying the invoice practical expedient. The Company considers that is has a right to consideration from its customers in an amount that corresponds directly to the value transferred to those customers, for which reason it believes that this method is a faithful depiction of the transfer of goods to its customers. Because the duration of the majority of these contracts is one year or more, and because the Company has applied the invoice practical expedient, it does not disclose the remaining performance obligations as of the end of each reporting period.

The remainder of the Company’s revenues are generated by spot sales that are recognized at a point in time.

Under both sales models, revenue is recognized as the performance obligations are satisfied, when the Company transfers control of the goods title passes to the customer. Considering the International Commercial Terms (incoterms) utilized by the Company, control is transferred generally upon the completion of loading the material at the point of origin. This is the point at which the customer obtains legal title to the product as well as the ability to direct the use of and obtain substantially all of the remaining benefits of ownership of the asset. Additionally, payment is generally due upon the delivery of the shipping and title documents at the point of origin. Copper and non-copper revenues are measured based on the monthly average of prevailing commodity prices according to the terms of the contracts. The Company provides allowances for doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts.

Substantially all of the Company’s sales are made under cost and freight, or cost, insurance and freight incoterms, whereby the Company is responsible for providing shipping and insurance after control of the inventory has been transferred to the customer. Per the terms of the Company’s contracts, these services are not distinct within the context of the contract, as they are not separately identifiable from other promises in the contract. It is the Company policy and it has a long-standing history of arranging and providing shipping and insurance services to its customers. Accordingly, shipping and insurance are not considered separate performance obligations.

Furthermore, the Company considered the impact of the shipping and insurance services on the determination of when control is transferred to its customers. It has concluded that the terms of these services do not impact its customers’ ability to sell, pledge, or otherwise use the products in shipment. As well, there is a small likelihood and minimal history of lost or damaged goods during shipment. Considering these factors, combined with the other indicators of control previously mentioned, the Company has concluded that these services do not impact the determination that control is transferred at the point of origin.

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

These provisional pricing arrangements are accounted for separately from the contract as an embedded derivative instrument under ASC 815-30 ‘‘Derivatives and Hedging—Cash Flow Hedges.’’ The Company sells copper in concentrate, anode, blister and refined form at industry standard commercial terms. Net sales include the invoiced value of copper, zinc, silver, molybdenum, sulfuric acid and other metals and the corresponding fair value adjustment of the related forward contract of copper and molybdenum.

IMPACT OF NEW ACCOUNTING STANDARDS

During the first quarter of 2018, the FASB issued the following new accounting updates to the Codification:

ASU 2018-01: In January 2018, the FASB issued ASU 2018-01 “Leases” (Topic 842). The amendments in this update provide an additional option for the evaluation under Topic 842 of existing or expired land easements that were not accounted for as leases according to the current accounting guidance. The Company is evaluating the impact of this update on its financial statements.

ASU 2018-02: In February 2018, the FASB issued ASU 2018-02 “Income Statement — Reporting Comprehensive Income” (Topic 220). This update allows the stranded tax effects that result from the Tax Cuts and Jobs Act to be reclassified from accumulated other comprehensive income to retained earnings. The Company is evaluating the impact of this update on its financial statements.

ASU 2018-03: In February 2018, the FASB issued ASU 2018-03 “Technical Corrections and Improvements to Financial Instruments - Overall” (Subtopic 825-10). The FASB undertook this project to address certain issues raised by stakeholders regarding the recognition, measurement and presentation of financial instruments. The Company is evaluating the impact of this update on its financial statements.

ASU 2018-04: In March 2018, the FASB issued ASU 2018-04 “Investments — Debt Securities” (Topic 320) and “Regulated Operations” (Topic 980). This update amends several paragraphs that contain SEC guidance in ASC 320 and ASC 980, pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273. The Company is evaluating the impact of this update on its financial statements.

ASU 2018-05: In March 2018, the FASB issued ASU 2018-05 “Income Taxes” (Topic 740). This update adds several paragraphs that contain SEC guidance in ASC 740, pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”). As previously reported, the Company has adopted SAB 118 and its provisions have been considered in the preparation of its financial statements as of December 31, 2017.

NOTE 14 — SUBSEQUENT EVENTS:

Dividends:

On April 19, 2018, the Board of Directors authorized a dividend of $0.30 per share payable on May 23, 2018 to shareholders of record at the close of business on May 9, 2018.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of Southern Copper Corporation and its subsidiaries (collectively, “SCC”, “the Company”, “our”, and “we”). This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2017.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, some of the following:

•                  Changes in copper, molybdenum, silver and zinc prices: In the first quarter of 2018, the average LME and COMEX copper prices were $3.16 and $3.14 per pound, respectively, about 19.2% and 18.5% higher than in the first quarter of 2017, respectively. During the first quarter of 2018 per pound LME spot copper prices ranged from $2.95 to $3.27. Average molybdenum and zinc prices in the first quarter of 2018 increased 56.8% and 23.0%, respectively, when compared to the average prices in the first quarter of 2017. Average silver prices decreased 4.4% in the first quarter of 2018 when compared to the same period of 2017.

•                  Sales structure: In the first quarter of 2018, approximately 80% of our revenue came from the sale of copper, 7% from molybdenum, 5% from zinc, 4% from silver and 4% from various other products, including gold, sulfuric acid and other materials.

•                  Copper: We are very positive of current market outlook. As a result of the synchronized economic growth of the major world economies, refined copper demand has outperformed our initial forecast of a 2.1% growth for 2018 and experts are forecasting an increase in demand between 2.5 to 3.0% for the year.

Regarding copper supply, we see a balance market for 2018. However, we expect a weak production response from the industry as a result of the consistent decline in investments that several companies have had in recent years. In addition, labor unrest (an important element in 2018), excess government taxation and technical difficulties are further affecting production. As a result, we expect a supply growth of approximately 1.5% in 2018 which will give strong support for copper prices.

Given the current market outlook as well as our continuous commitment to increasing low cost production, we believe Southern Copper is uniquely positioned to continue delivering enhanced performance, sustainable growth and superior value.

As part of our view of operating with high quality assets, in February of this year the Company won the Michiquillay bidding process in Peru, adding this excellent copper deposit to our project pipeline. We believe this asset not only offers a unique and very appealing opportunity for growth, but also an excellent strategic and operational complement that fits perfectly into our portfolio of mining projects in America and especially in investment grade countries.

•                  Molybdenum: Represented 7.4% of our sales in the first quarter of 2018. During the first quarter of 2018, the average molybdenum price improved by 56.8% when compared to the first quarter of 2017.

Molybdenum is mainly used for the production of special alloys of stainless steel that require significant hardness, corrosion and heat resistance. A new use for this metal is in lubricants and sulfur filtering of heavy oils and shale gas production.

•                  Zinc: Represented 5.2% of our sales in the first quarter of 2018. We also believe that zinc has very good long term fundamentals due to its significant industrial consumption and expected mine production shutdowns.

•                  Silver: Represented 3.9% of our sales in the first quarter of 2018 and it is currently our third by-product. We believe that silver prices will have support due to its industrial uses as well as its linkage to gold as a value shelter in times of economic uncertainty.

•                  Production: In 2018, we will commence production at the new Toquepala concentrator and expect to be able to produce 901,000 tons of copper, a 3% increase from the 877,000 tons we produced in 2017.

We also expect to produce 17.5 million ounces of silver, about 10% higher than the 2017 production of 15.9 million ounces. In 2018, we expect to produce 84,600 tons of zinc from our mines, up 23% from 2017 production of 68,665 tons, as a result of the recovery of production at the Santa Eulalia and Santa Barbara mines. Additionally, we expect to produce 21,900 tons of molybdenum, an increase of 1.8% due to additional production from Buenavista and the recovery of our Peruvian operations.

•            Cost: Our operating costs and expenses for the first quarter 2018 and 2017 were as follows:

			Variance
	2018	2017	Value	%
Operating costs and expenses ($ in millions)	$1,067.8	$1,013.5	$54.3	5.4%

The increase was mainly due to higher cost of sales at our Peruvian operations and higher depreciation, amortization and depletion at our three operating segments, partially offset by lower cost of sales at our Mexican open-pit operations.

•            Capital Investments: In the first quarter of 2018 we spent $295.7 million on capital investments, 20.4% higher than in the first quarter of 2017, and represented 62.8% of net income. Our growth program to develop the full production potential of our Company is underway. We are currently developing a new organic growth plan to increase our copper volume production to 1.5 million tons by 2025 with the development of new projects.

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

Earnings: The table below highlights key financial and operational data of our Company for the three months ended March 31, 2018 and 2017 (in millions, except copper price, percentages and per share amounts):

	2018	2017	Variance	% Change
Copper price LME	3.16	2.65	0.51	19.2%
Pounds of copper sold	469.1	487.7	(18.6)	(3.8)%

Net sales	$1,841.1	$1,583.9	$257.2	16.2%
Operating income	$773.3	$570.4	$202.9	35.6%
Net income attributable to SCC	$470.7	$314.4	$156.3	49.7%
Earnings per share	$0.61	$0.41	$0.20	48.8%
Dividends per share	$0.30	$0.08	$0.22	275.0%

Net sales and net income in the first quarter 2018 were higher than in the first quarter of 2017 by $257.2 million and $156.3 million, respectively. These increases were mainly the result of higher copper (+19.2%), molybdenum (+56.9%) and zinc (+23.1%) prices.

Production: The table below highlights our mine production data for the three months ended March 31, 2018 and 2017:

	2018	2017	Variance	% Change
Copper (in million pounds)	451.5	471.2	(19.7)	(4.2)%
Molybdenum (in million pounds)	11.4	11.6	(0.2)	(1.9)%
Silver (in million ounces)	4.1	4.0	0.1	3.9%
Zinc (in million pounds)	39.1	41.0	(1.9)	(4.6)%

The table below highlights our copper production data for the three months ended March 31, 2018 and 2017:

COPPER (in million pounds)	2018	2017	Variance	% Change
Toquepala	83.9	78.3	5.6	7.1%
Cuajone	68.1	85.4	(17.3)	(20.2)%
La Caridad	71.3	69.6	1.7	2.4%
Buenavista	225.1	234.6	(9.5)	(4.0)%
IMMSA	3.1	3.3	(0.2)	(6.2)%
Total	451.5	471.2	(19.7)	(4.2)%

Mined copper production in the first quarter of 2018 decreased by 4.2% to 451.5 million pounds compared to 471.2 million pounds in the first quarter of 2017. This decrease was principally due to:

•                  Lower production at the Cuajone mine due to a decrease in ore grades and higher ore hardness index, which caused lower recoveries.

•                  Lower production at the Buenavista mine due to lower SX-EW copper production, partially offset by higher production of copper in concentrates. We have been obtaining lower ore grade in the pregnant leaching solution of this plant due to the lower solubility index in our new leach pads and the characteristics of the ore that is being deposited in such pads. While production of copper in concentrates increased due to higher throughput and better concentrate recoveries at the new concentrator.

•                  Lower production at our IMMSA mines, principally at our Santa Barbara mine due to lower ore grades and recoveries.

Molybdenum production decreased 1.9% in the first quarter of 2018 to 11.4 million pounds, compared to 11.6 million pounds in the first quarter of 2017. Molybdenum production decreased principally at our Peruvian mines due to lower ore grades and recoveries. This was partially offset by higher production at the Buenavista mine due to higher output principally at the new concentrator.

Silver mine production increased by 3.9% in the first quarter of 2018 mainly as result of higher production at our Buenavista and La Caridad mines, partially offset by lower production at our IMMSA and Toquepala mines.

Zinc production decreased 4.6% in the first quarter of 2018, principally due to lower production at our Charcas and Santa Barbara mines.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three months ended March 31, 2018 and 2017.

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	2018	2017	Variance	% Change
Total operating cash cost before by-product revenues	$688.3	$677.3	$11.0	1.6%
Total by-products revenues	(343.0)	(275.9)	$(67.1)	24.3%
Total operating cash cost net of by-products revenues	$345.3	$401.4	$(56.1)	(14.0)%

Total pounds of copper produced (2)	437.8	457.0	(19.2)	(4.2)%

Operating cash cost per pound before by-product revenues	$1.57	$1.48	$0.09	6.1%
By-products per pound revenues	$(0.78)	$(0.60)	$(0.18)	30.0%
Operating cash cost per pound net of by-products revenues	$0.79	$0.88	$(0.09)	(10.2)%

(1)    These are non-GAAP measures. Please see page 43 for reconciliation to GAAP measure.

(2)    Net of metallurgical losses.

As seen in the table above, our per pound cash cost before by-product revenues in the first quarter of 2018 was $0.09 higher than in the same period of 2017. This 6.1% increase in operating cash cost was the result of the unit cost effect of 4.2% lower production, higher costs per pound from selling, general and administrative expenses and higher production cost.

In addition, our per pound cash cost for the three months ended March 31, 2018 when calculated net of by-product revenues was $0.79 per pound, $0.09 or 10% lower than in the first quarter of 2017. This improvement was mainly the result of the higher prices for our major by-products.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining nine months of 2018, assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Zinc	Molybdenum	Silver
Change in metal prices (per pound except silver — per ounce)	$0.10	$0.10	$1.00	$1.00
Change in net earnings (in millions)	$94.7	$10.9	$22.4	$9.1

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

Capital Investment Programs: We made capital investments of $295.7 million in the three months ended March 31, 2018, compared with $245.6 million in the same period of 2017. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

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

Pilares - Sonora: This project, located six kilometers from La Caridad, will be developed as an open-pit mine operation. The ore will be transported by truck from the pit to the primary crushers of the La Caridad copper concentrator, significantly improving the over-all mineral ore grade (from 0.34% at La Caridad to 0.78% expected from Pilares). Currently, we continue with the mine plan preparation, including the final outline design for the road through which the ore will be transported to the La Caridad mill. An investment of $159 million is estimated to produce 35,000 tons of copper in concentrates per year. We expect this project to start producing in 2019.

Projects in Peru:

We currently have a portfolio of projects in Peru, with a total capital budget of $2,900 million, out of which $1,704 million have already been invested.

Toquepala Expansion Project - Tacna: This $1,255 million project includes a new state-of-the-art concentrator which will increase Toquepala’s annual copper production by 100,000 tons to reach 245,000 tons in 2019, a 69% production increase. Through March 31, 2018, we have invested $968.1 million in this expansion. The project has reached 90% progress and is expected to initiate production in the third quarter of 2018.

The project to improve the crushing process at Toquepala with the installation of a High Pressure Grinding Roll (HPGR) system, has as its main objective, to ensure that our existing concentrator will operate at its maximum annual production capacity of 117,000 tons of copper while reducing operating costs through ore crushing efficiencies, even with an increase of the ore material hardness index. The budget for this project is $50 million and as of March 31, 2018, we have invested $41 million in this project. We expect to start the ramping up and production during the second quarter of 2018.

Cuajone tailing thickeners project — Moquegua: This project will replace two of the three existing thickeners at the concentrator with a new hi-rate thickener. The purpose is to streamline the concentrator flotation process and improve water recovery efficiency, increasing the tailings solids content from 54% to 61%, thereby reducing fresh water consumption and replacing it with recovered water. Equipment assembly is completed and we are in the commissioning process. As of March 31, 2018, we have invested $29 million in this project out of the approved capital budget of $30 million. We expect the project to be completed by the end of the second quarter of 2018.

Tailings disposal at Quebrada Honda - Moquegua: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We finished the second stage with the installation of a new cyclone battery station that allows us to place more slurry at the dams. We are in a bidding process for a new stage which will improve the operational processes. The project has a total budgeted cost of $116.0 million. We have invested $89.4 million through March 31, 2018 and expect the project to be completed by the fourth quarter of 2018.

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

El Arco — Baja California: This is a world class copper deposit located in the central part of the Baja California peninsula, with ore reserves over 2.7 billion tons with an ore grade of 0.399% and 0.11 grams of gold per ton. This project, includes an open-pit mine combining concentrator and SX-EW operations with an estimated production of 190,000 tons of copper and 105,000 ounces of gold annually. Between July 2015 and February 2016, we conducted a drilling program of 20,170 meters in order to further define the deposit at lower depths of between 300 and 600 meters. In 2018, we expect to conduct further exploration activities. In addition, we will begin an engineering study to define optimization alternatives for the project and update the feasibility study, besides further analysis in the electrical energy supply.

El Pilar - Sonora: This is a fully permitted, low capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 325 million tons of ore with an average copper grade of 0.287%. El Pilar will operate as a conventional open-pit mine and copper cathodes will be produced using the highly cost efficient and environmentally friendly SX-EW technology. Average annual production is currently estimated at 35,000 tons of copper cathodes over an initial 13-year mine life, with start of commercial operations forecasted for 2019. On a preliminary basis, we estimate a development investment of approximately $310 million. In 2016, we conducted a diamond drilling program of 3,700 meters and a geophysical survey of 40 kilometers in order to confirm the reserves. Additionally, the results allowed us to identify potential new areas of interest. During the first half of 2017, we initiated a reserve estimation program. In July 2017, we started a 20,000 meter drilling program focused on further assessing the geophysical anomalies detected in the exploration program of 2016. During 2018 we will continue with the metallurgical testing program and the leaching optimization studies.

Tia Maria - Arequipa: We have completed engineering and after having complied with all environmental requirements, we have obtained the approval of the environmental impact assessment. We are working jointly with the Peruvian Government to obtain the construction license for this 120,000 tons of SX-EW copper per year greenfield project with a total capital investment of $1,400 million. We expect the license to be issued in 2018.

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

Los Chancas - Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton, as well as 181 million tons of mineralized leachable material with a total copper content of 0.357%.  Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to annually produce 130,000 tons of copper and 7,500 tons of molybdenum. The estimated capital investment is $2,800 million and is expected to be in operation in 2022. In 2016 and 2017, we continued with the development of social and environmental improvements for the local communities in order to conduct the environmental impact assessment during 2018.

Michiquillay Project - Cajamarca: On February 20, 2018, Southern Copper won the public bidding process for the Michiquillay project in Cajamarca, Peru, at a purchase price of $400 million. Michiquillay is a world class mining project with mineral resources of 1,150 million tons and a copper grade of 0.63%, it will produce 225,000 tons of copper per year (along with such by-products as molybdenum, gold and silver) for an initial mine life of more than 25 years, at a very competitive cash-cost, which will strengthen Southern Copper’s leadership as a low-cost producer. We estimate to invest approximately $2.5 billion and expect to start production by 2025 to become one of the largest copper mines in Peru. The project will create significant business opportunities in the Cajamarca region, generate new jobs for the local communities and contribute with taxes and royalties to the national, regional and local governments.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three months ended March 31, 2018 and 2017 (in millions):

	2018	2017	Variance	% Change
Net sales	$1,841.1	$1,583.9	$257.2	16.2%
Operating costs and expenses	(1,067.8)	(1,013.5)	(54.3)	5.4%
Operating income	773.3	570.4	202.9	35.6%
Non-operating income (expense)	(68.9)	(85.1)	16.2	(19.0)%
Income before income taxes	704.4	485.3	219.1	45.1%
Income taxes	(236.6)	(176.2)	(60.4)	34.3%
Equity earnings of affiliate	4.1	6.2	(2.1)	(33.9)%
Net income attributable to non-controlling interest	(1.2)	(0.9)	(0.3)	33.3%
Net income attributable to SCC	$470.7	$314.4	$156.3	49.7%

NET SALES

Net sales for the first quarter 2018 were $1,841.1 million, compared to $1,583.9 million in the first quarter 2017, an increase of $257.2 million. This 16.2% increase was principally the result of higher metal prices as shown below.

The table below outlines the average published market metals prices for our metals for the three months ended March 31, 2018 and 2017:

	2018	2017	% Change
Copper price ($ per pound — LME)	$3.16	$2.65	19.2%
Copper price ($ per pound — COMEX)	$3.14	$2.65	18.5%
Molybdenum price ($ per pound) (1)	$12.14	$7.74	56.8%
Zinc price ($ per pound — LME)	$1.55	$1.26	23.0%
Silver price ($ per ounce —COMEX)	$16.68	$17.45	(4.4)%

(1)                                 Platt’s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three months ended March 31, 2018 and 2017:

Sales as a percentage of total net sales	2018	2017
Copper	80.0%	81.2%
Molybdenum	7.4%	5.9%
Zinc	5.2%	5.0%
Silver	3.9%	4.7%
Other by-products	3.5%	3.2%
Total	100.0%	100.0%

The table below provides our copper sales by type of product for the three months ended March 31, 2018 and 2017:

Copper Sales (million pounds)	2018	2017	Variance	% Change
Refined (including SX-EW)	288.1	307.6	(19.5)	(6.3)%
Rod	83.0	73.3	9.7	13.2%
Concentrates and other	98.0	106.8	(8.8)	(8.2)%
Total	469.1	487.7	(18.6)	(3.8)%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three months ended March 31, 2018 and 2017:

Copper Sales by product type	2018	2017
Refined (including SX-EW)	61.4%	63.1%
Rod	17.7%	15.0%
Concentrates and other	20.9%	21.9%
Total	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended March 31,
	2018	2017
Power	16.3%	20.0%
Fuel	14.7%	13.5%
Labor	12.9%	13.4%
Operating material	18.8%	18.6%
Maintenance	19.6%	19.1%
Other	17.7%	15.4%
Total	100.0%	100.0%

Operating costs and expenses were $1,067.8 million in the first quarter of 2018 compared to $1,013.5 million in the first quarter of 2017. The increase of $54.3 million was primarily due to:

Operating cost and expenses for the first quarter 2017	$1,013.5
Plus:
• Higher volume and cost of metals purchased from third parties.	69.5
• Reversal in 2017 of over accrual of previously recorded Sonora River remediation costs, due to the completion of remediation activities.	10.2
• Higher depreciation, amortization and depletion mainly as a result of our expansion and maintenance capital investments.	8.6
• Higher selling, general and administrative expenses.	2.7
• Higher exploration expense.	0.1
Less:
• Lower other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower inventory consumption and lower power costs, partially offset by higher fuel costs, repairing materials and operation contractors services.	(36.8)
Operating cost and expenses for the first quarter 2018	$1,067.8

NON-OPERATING INCOME (EXPENSES)

Non-operating income and expense were a net expense of $68.9 million in the first quarter of 2018 compared to a net expense of $85.1 million in the first quarter of 2017. The lower expense of $16.2 million was primarily due to:

•                  $ 15.5 million of lower interest expense due to an adjustment in capitalized interest computation recorded in 2017,

•                  $ 6.1 million of higher capitalized interest,

•                  $ 1.7 million of higher interest income, partially offset by,

•                  $ 7.1 million of lower miscellaneous income, net.

INCOME TAXES

	Three months ended March 31,
	2018	2017
Provision for income taxes (in millions)	$236.6	$176.2
Effective income tax rate	33.6%	36.3%

These provisions include income taxes for Peru, Mexico and the United States. In addition, a Mexican royalty tax, a portion of the Peruvian royalty tax and the Peruvian special mining tax are included in the income tax provision. The decrease in the effective tax rate for the first quarter of 2018 from the same period in the prior year is primarily due to the U.S. Tax Cuts and Jobs Act, which causes dividends from the Company’s Mexican subsidiary to no longer be taxed in the U.S. For further information, please see Note 4 “Income taxes”.

On December 22, 2017, the U.S. government enacted the “Tax Cuts and Jobs Act” (the “Act”). The Act contains numerous provisions, the following of which most significantly impacted the Company: (i) a decrease in the corporate tax rate from 35% to 21%; (ii) a transition of the U.S. taxation of international operation from a worldwide system to a quasi-territorial system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, (iii) generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations and (iv) limitations on the use of foreign tax credits to reduce the U.S. income tax liability. As reported in the Company’s annual report on Form 10-K for the year ended December 31, 2017, these tax law changes accounted for a provisional non-cash tax expense adjustment of $785.9 million in 2017.  There have been no material changes to the provisional amounts recorded in the last quarter of 2017.

The U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act. The Company has adopted SAB 118. Accordingly, the provisions of the Act deemed most relevant to the Company have been considered in preparation of its financial statements.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three months ended March 31, 2018 and 2017:

Copper Sales (million pounds)	2018	2017	Variance	% Change
Peruvian operations	177.3	172.5	4.8	2.8%
Mexican open-pit	291.8	315.2	(23.4)	(7.4)%
Mexican IMMSA unit	4.1	4.6	(0.5)	(10.9)%
Other and intersegment elimination	(4.1)	(4.6)	0.5	10.9%
Total	469.1	487.7	(18.6)	(3.8)%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three months ended March 31, 2018 and 2017:

By-product Sales (in million pounds, except silver — in million ounces)	2018	2017	Variance	% Change
Peruvian operations
Molybdenum contained in concentrates	3.8	4.8	(1.0)	(20.8)%
Silver	0.9	0.8	0.1	12.5%

Mexican open-pit
Molybdenum contained in concentrates	7.8	6.8	1.0	14.7%
Silver	2.6	2.7	(0.1)	(3.7)%

Mexican IMMSA unit
Zinc — refined and in concentrate	58.2	59.5	(1.3)	(2.2)%
Silver	1.3	1.2	0.1	8.3%

Other and intersegment elimination
Silver	(0.5)	(0.5)	—	—

Total by-product sales
Molybdenum contained in concentrates	11.6	11.6	—	—
Zinc — refined and in concentrate	58.2	59.5	(1.3)	(2.2)%
Silver	4.3	4.2	0.1	0.2%

Peruvian Operations:

	First Quarter		Variance
(in millions)	2018	2017	Value	%
Net sales	$642.9	$521.5	$121.4	23.3%
Operating costs and expenses	(453.6)	(362.1)	$(91.5)	25.3%
Operating income	$189.3	$159.4	$29.9	18.8%

Net Sales in the first quarter of 2018 were $642.9 million compared to $521.5 million in the first quarter of 2017. The increase in net sales was mainly the result of higher copper and molybdenum prices, as well as higher copper (+2.8%) and silver (+12.5%) sales volumes, partially offset by lower molybdenum sales volume (-20.8%).

Operating costs and expenses in the first quarter of 2018 increased by $91.5 million to $453.6 million from $362.1 million in the first quarter of 2017, primarily due to:

Operating cost and expenses for the first quarter 2017	$362.1
Plus:
• Higher volume and cost of metals purchased from third parties.	38.5
• Higher other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption; partially offset by lower power costs.	35.6
• Higher depreciation, amortization and depletion due to our expansion and maintenance capital investments.	16.5
• Higher exploration expenses.	0.5
• Higher selling, general and administrative expenses.	0.4
Operating cost and expenses for the first quarter 2018	$453.6

Mexican Open-pit Operations:

	First Quarter		Variance
(in millions)	2018	2017	Value	%
Net sales	$1,068.6	$952.2	$116.4	12.2%
Operating costs and expenses	(516.3)	(563.7)	47.4	8.4%
Operating income	$552.3	$388.5	$163.8	42.2%

Net Sales in the first quarter of 2018 were $1,068.6 million, compared to $952.2 million in the first quarter of 2017. The increase of $116.4 million was principally due to higher copper and molybdenum prices and higher molybdenum sales volume, partially offset by lower copper and silver sales volumes.

Operating costs and expenses in the first quarter of 2018 decreased by $47.4 million to $516.3 million from $563.7 million in the same 2017 period, primarily due to:

Operating cost and expenses for the first quarter 2017	$563.7
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower inventory consumption; partially offset by higher cost of metals purchased from third parties and higher workers’ participation expense.	(53.5)
• Lower depreciation, amortization and depletion expense.	(6.1)
Plus:
• Reversal in 2017 of over accrual of previously recorded Sonora River remediation costs, due to the completion of remediation activities.	10.2
• Higher selling, general and administrative expenses.	1.9
• Higher exploration expenses.	0.1
Operating cost and expenses for the first quarter 2018	$516.3

Mexican Underground Operations (IMMSA):

	First Quarter		Variance
(in millions)	2018	2017	Value	%
Net sales	$149.2	$130.8	$18.4	14.1%
Operating costs and expenses	(110.3)	(99.3)	(11.0)	11.1%
Operating income	$38.9	$31.5	$7.4	23.5%

Net Sales in the first quarter of 2018 were $149.2 million, compared to $130.8 million in the first quarter of 2017. This increase of $18.4 million was primarily due to higher zinc prices and higher silver sales volume, partially offset by lower zinc and copper sales volumes.

Operating costs and expenses in the first quarter of 2018 increased by $11.0 million to $110.3 million from $99.3 million in the first quarter of 2017, primarily due to:

Operating cost and expenses for the first quarter 2017	$99.3
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties and higher inventory consumption; partially offset by lower power costs.	12.6
• Higher exploration expense.	0.6
• Higher selling, general and administrative expenses.	0.2
Less:
• Lower depreciation, amortization and depletion expense.	(2.4)
Operating cost and expenses for the first quarter 2018	$110.3

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the first quarter 2018 and 2017 (in millions):

	2018	2017	Variance
Net cash provided by operating activities	$649.8	$490.1	$159.7
Net cash (used for) provided by investing activities	$(301.4)	$(246.6)	$(54.8)
Net cash used in financing activities	$(232.8)	$(61.8)	$(171.0)

Net cash provided by operating activities:

The change in net cash from operating activities for the first quarter of 2018 and 2017 include (in millions):

	2018	2017	Variance	% Change
Net income	$471.9	$315.3	$156.6	49.7%
Depreciation, amortization and depletion	162.0	153.4	8.6	5.6%
Benefit from deferred income taxes	(23.9)	(16.8)	(7.1)	(42.3)%
Loss on foreign currency transaction effect	26.4	31.1	(4.7)	(15.1)%
Other adjustments to net income	(1.5)	3.7	(5.2)	(140.5)%
Change in operating assets and liabilities	14.9	3.4	11.5	338.2%
Net cash provided by operating activities	$649.8	$490.1	$159.7	32.6%

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts, foreign currency fluctuations and changes in operating assets and liabilities.

First quarter 2018: Net income was $471.9 million, approximately 72.6% of the net operating cash flow. A decrease in operating assets and liabilities increased operating cash flow by $14.9 million and included:

•                  $16.7 million decrease in accounts receivable.

•                  $(59.4) million of net increase in inventory, which included $(47.1) million of higher leaching inventory, $(11.4) million of higher finished goods and work in process, and $(0.9) million of higher supplies inventory.

•                  $83.4 million increase in accounts payable and accrued liabilities, which included $49.2 million of interest accrual, $20.1 million of workers’ participation accrual and $14.1 million of higher other liabilities.

•                  $(25.8) million increase in other operating assets and liabilities, which included principally $(29.1) million of higher prepaid taxes.

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

Net cash used for investing activities:

First quarter 2018: Net cash used for investing activities included $295.7 million for capital investments. The capital investments included:

•                  $79.4 million of investments at our Mexican operations:

•                  $11.7 million for the new tailing disposal deposit at the Buenavista mine,

•                  $3.6 million for the over elevation of tailings deposit N° 7 at the La Caridad Mine,

•                  $2.6 million for the new Buenavista concentrator,

•                  $2.0 million for the Sonora River water restitution system located in the Moritas basin,

•                  $12.9 million at our IMMSA unit,

•                  $37.5 million for various other replacement and maintenance expenditures, and

•                  $9.1 million decrease in capital expenditures incurred but not yet paid.

•                  $216.3 million of investments at our Peruvian operations:

•                  $84.2 million for the Toquepala concentrator expansion project,

•                  $4.2 million for the tailings disposal at Quebrada Honda project,

•                  $2.3 million for the High Pressure Grinding Roll (HPGR) system in Toquepala,

•                  $2.2 million for the Toquepala mine equipment acquisition,

•                  $51.5 million for various other replacement and maintenance expenditures, and

•                  $71.9 million decrease in capital expenditures incurred but not yet paid.

The first quarter 2018 investment activities include $6.0 million of net purchases of short-term investments.

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

•                  $3.9 million for new projects infrastructure,

•                  $11.2 million for the new tailing disposal deposit at the Buenavista mine,

•                  $5.1 million for the Quebalix IV project,

•                  $6.9 million for the solutions system improvements of Tinajas,

•                  $5.5 million at our IMMSA unit,

•                  $28.3 million for various other replacement expenditures, and

•                  $(2.5) million increase in capital expenditures incurred but not yet paid.

•                  $181.1 million of investments at our Peruvian operations:

•                  $37.4 million for the Toquepala concentrator expansion project,

•                  $14.5 million for the Heavy Mineral Management Optimizing Project in Cuajone,

•                  $4.9 million for the High Pressure Grinding Roll (HPGR) system in Toquepala,

•                  $3.7 million for the Toquepala mine equipment acquisition,

•                  $39.4 million for various other replacement and maintenance expenditures, and

•                  $81.2 million decrease in capital expenditures incurred but not yet paid.

The first quarter 2017 investment activities include $1.4 million of net purchases of short-term investments.

Net cash used for financing activities:

Net cash used for financing activities in the first quarter of 2018 was $232.8 million, compared to $61.8 million in the first quarter of 2017. The first quarter of 2018 included a dividend distribution of $231.9 million, compared to a distribution of $61.8 million in the same period of 2017.

Dividends:

On February 27, 2018, we paid a dividend of $0.30 per share totaling $231.9 million. On April 19, 2018, our Board of Directors authorized a quarterly dividend of $0.30 per share, expected to total $231.9 million, to be paid on May 23, 2018 to SCC shareholders of record at the close of business on May 9, 2018.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the first quarter of 2018. Please see item 7 in Part II of our 2017 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 33) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our condensed consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$876.5	$2.00	$843.8	$1.85
Add:
Selling, general and administrative	24.1	0.06	21.4	0.05
Sales premiums, net of treatment and refining charges	(0.8)	0.00	5.3	0.01
Less:
Workers’ participation	(55.9)	(0.13)	(47.0)	(0.10)
Cost of metal purchased from third parties	(146.9)	(0.34)	(77.4)	(0.17)
Other cost of sales, net	(55.8)	(0.13)	(72.6)	(0.16)
Inventory change	47.1	0.11	3.8	(0.00)
Operating Cash Cost before by-products revenues	$688.3	$1.57	$677.3	$1.48
Add:
By-product revenues (1)	(321.8)	(0.74)	(266.9)	(0.58)
Net revenue on sale of metal purchased from third parties	(21.2)	(0.04)	(9.0)	(0.02)
Total by-product revenues	(343.0)	(0.78)	(275.9)	(0.60)

Operating cash cost, net of by-product revenues	$345.3	$0.79	$401.4	$0.88

Total pounds of copper produced (in millions)	437.8		457.0

(1)               By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	$ million	$ per pound	$ million	$ per pound
Molybdenum	$(136.3)	$(0.31)	$(92.9)	$(0.20)
Silver	(60.3)	(0.14)	(65.0)	(0.14)
Zinc	(63.1)	(0.14)	(59.4)	(0.13)
Sulfuric Acid	(25.6)	(0.06)	(16.4)	(0.04)
Gold and others	(36.5)	(0.09)	(33.2)	(0.07)
Total	$321.8	$(0.74)	$(266.9)	$(0.58)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended March 31, 2018.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three months ended March 31, 2018 and 2017:

	2018	2017
Peru:
Peruvian inflation rate	0.97%	1.86%

Initial exchange rate	3.245	3.360
Closing exchange rate	3.229	3.249
Appreciation/(devaluation)	0.49%	3.30%

Mexico:
Mexican inflation rate	1.24%	2.92%

Initial exchange rate	19.735	20.664
Closing exchange rate	18.345	18.809
Appreciation/(devaluation)	7.05%	8.98%

Change in monetary position:

Assuming an exchange rate variance of 10% at March 31, 2018 we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect on net earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. sol	$11.3
Devaluation of 10% in U.S. dollar vs. sol	$(13.8)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$22.1
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(27.1)

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended March 31, 2018.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2018, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2018, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.              Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.              Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the first quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements.

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of March 31, 2018, the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of earnings, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB.  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the condensed consolidated interim financial statements taken as a whole. Accordingly, we do not express such an opinion.

Galaz, Yamazaki, Ruiz Urquiza, S.C.

Member of Deloitte Touche Tohmatsu Limited

/s/ Daniel Toledo Antonio
C.P.C. Daniel Toledo Antonio
Mexico City, Mexico
May 2, 2018

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

There have been no material changes to our risk factors during the three months ended March 31, 2018. For additional information on risk factors, refer to “Risk Factors” included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018.

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

Period		Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Yet Be Purchased Under the Plan	Total Cost ($ in
From	To	Purchased	per Share	Announced Plan	@ $54.18(1)	millions)
2008	2012	46,914,486	$18.72	46,914,486		878.1
2013:		10,245,000	27.47	57,159,486		281.4
2014:		22,711,428	30.06	79,870,914		682.8
2015:		36,689,052	27.38	116,559,966		1,004.4
2016:		2,937,801	24.42			71.7

Total purchased		119,497,767	$24.42		1,506,706	$2,918.4

(*) NYSE closing price of SCC common shares at March 31, 2018.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of March 31, 2018. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

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

4.17	Form of 3.875% Notes due 2025. (Filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

4.18	Form of 5.875% Notes due 2045. (Filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

10.1	Directors’ Stock Award Plan of the Company, as amended through April 26, 2018. (Filed as an exhibit to the Company’s 2018 Proxy Statement and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2018 and 2017; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iii) the Condensed Consolidated Balance Sheet at March 31, 2018 and December 31, 2017; (iv) the Condensed Consolidated

Statement of Cash Flows for the three months ended March 31, 2018 and 2017; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

4.17	Form of 3.875% Notes due 2025. (Filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

4.18	Form of 5.875% Notes due 2045. (Filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

10.1	Directors’ Stock Award Plan of the Company, as amended through April 26, 2018. (Filed as an exhibit to the Company’s 2018 Proxy Statement and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2018 and 2017; (ii)

the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iii) the Condensed Consolidated Balance Sheet at March 31, 2018 and December 31, 2017; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II – OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

May 2, 2018

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

May 2, 2018