Form 10-Q
period 2018-06-30
SOUTHERN COPPER CORP/
filed 2018-07-30
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

As of July 27, 2018 there were outstanding 773,044,469 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Net sales (including sales to related parties, see Note 7)	$1,837.2	$1,529.8	$3,678.4	$3,113.8
Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	851.7	804.8	1,728.2	1,648.6
Selling, general and administrative	26.2	22.2	50.3	43.6
Depreciation, amortization and depletion	162.6	171.2	324.6	324.6
Exploration	9.1	5.7	14.3	10.8
Environmental remediation	—	—	—	(10.2)
Total operating costs and expenses	1,049.6	1,003.9	2,117.4	2,017.4

Operating income	787.6	525.9	1,561.0	1,096.4

Interest expense	(90.2)	(89.2)	(180.5)	(194.9)
Capitalized interest	21.6	16.2	42.6	31.1
Other income (expense)	(3.1)	3.1	(5.5)	7.8
Interest income	2.8	1.3	5.4	2.2
Income before income taxes	718.7	457.3	1,423.0	942.6

Income taxes (including royalty taxes, see Note 4)	309.1	160.3	545.7	336.6
Net income before equity earnings of affiliate	409.6	297.0	877.3	606.0
Equity earnings of affiliate, net of income tax	1.5	3.5	5.6	9.7

Net income	411.1	300.5	882.9	615.7

Less: Net income attributable to the non-controlling interest	1.5	0.8	2.6	1.6

Net income attributable to SCC	$409.6	$299.7	$880.3	$614.1

Per common share amounts attributable to SCC:
Net earnings - basic and diluted	$0.53	$0.39	$1.14	$0.79
Dividends paid	$0.30	$0.12	$0.60	$0.20

Weighted average common shares outstanding - basic and diluted	773.0	773.0	773.0	773.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Net income and comprehensive income	$411.1	$300.5	$882.9	$615.7
Comprehensive income attributable to the non-controlling interest	1.5	0.8	2.6	1.6
Comprehensive income attributable to SCC	$409.6	$299.7	$880.3	$614.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2018	2017
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,032.5	$1,004.8
Short-term investments	50.7	50.5
Accounts receivable trade	813.2	890.6
Accounts receivable other (including related parties 2018 - $76.2 and 2017 - $26.1)	150.1	85.8
Inventories	1,003.5	1,041.9
Prepaid taxes	89.4	85.5
Other current assets	30.1	11.0
Total current assets	3,169.5	3,170.1

Property and mine development, net	9,172.6	9,099.6
Ore stockpiles on leach pads	1,103.5	977.4
Intangible assets, net	151.8	152.5
Deferred income tax	181.3	164.9
Equity method investment	100.2	99.7
Other assets	167.0	115.9
Total assets	$14,045.9	$13,780.1

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2018 - $59.2 and 2017- $90.1)	$621.4	$659.8
Accrued income taxes	152.5	226.4
Accrued workers’ participation	115.8	176.9
Accrued interest	83.9	83.9
Other accrued liabilities	32.6	21.3
Total current liabilities	1,006.2	1,168.3

Long-term debt	5,958.5	5,957.1
Deferred income taxes	37.1	38.5
Non-current taxes payable	207.1	207.1
Other liabilities and reserves	54.8	37.2
Asset retirement obligation	213.1	222.5
Total non-current liabilities	6,470.6	6,462.4

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock	8.8	8.8
Additional paid-in capital	3,382.7	3,373.3
Retained earnings	6,142.8	5,726.2
Accumulated other comprehensive income	0.5	0.5
Treasury stock, at cost, common shares	(3,009.1)	(3,001.1)
Total Southern Copper Corporation stockholders’ equity	6,525.7	6,107.7
Non-controlling interest	43.4	41.7
Total equity	6,569.1	6,149.4

Total liabilities and equity	$14,045.9	$13,780.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
OPERATING ACTIVITIES
Net income	$411.1	$300.5	$882.9	$615.7
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, amortization and depletion	162.6	171.2	324.6	324.6
Equity earnings of affiliate, net of dividends received	(0.2)	(1.2)	(0.5)	(4.0)
Gain (loss) on foreign currency transaction effect	—	21.7	26.4	52.8
Provision (benefit) for deferred income taxes	8.4	(24.0)	(15.5)	(40.6)
Other, net	(6.7)	1.2	(7.9)	7.6

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	60.7	49.5	77.5	(28.2)
(Increase) decrease in inventories	(28.3)	(37.6)	(87.6)	(48.3)
(Decrease) increase in accounts payable and accrued liabilities	(178.0)	(195.1)	(94.6)	(123.4)
(Increase) decrease in other operating assets and liabilities	(23.4)	67.6	(49.2)	87.7
Net cash provided by operating activities	406.2	353.8	1,056.1	843.9

INVESTING ACTIVITIES
Capital investments	(253.9)	(252.1)	(549.6)	(497.7)
Proceeds from sale (purchase) of short-term investments, net	5.8	12.6	(0.2)	11.2
Other	(12.4)	0.7	(12.1)	1.1
Net cash used in investing activities	(260.5)	(238.8)	(561.9)	(485.4)

FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(231.9)	(92.8)	(463.8)	(154.6)
Other	0.2	0.3	(0.8)	0.3
Net cash used in financing activities	(231.7)	(92.5)	(464.6)	(154.3)

Effect of exchange rate changes on cash and cash equivalents	50.3	(32.5)	(1.9)	(61.5)

(Decrease) increase in cash and cash equivalents	(35.7)	(10.0)	27.7	142.7

Cash and cash equivalents, at beginning of period	1,068.2	698.7	1,004.8	546.0
Cash and cash equivalents, at end of period	$1,032.5	$688.7	$1,032.5	$688.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At June 30, 2018, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company’s Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2018 and the results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. The December 31, 2017 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2017 and notes included in the Company’s 2017 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At June 30,	At December 31,
	2018	2017
Trading securities	$49.9	$49.5
Weighted average interest rate	2.3%	1.8%

Available-for-sale	$0.8	$1.0
Weighted average interest rate	0.7%	0.7%
Total	$50.7	$50.5

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and at June 30, 2018 and December 31, 2017, included corporate bonds and asset and mortgage backed obligations. As of June 30, 2018 and December 31, 2017, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Six months ended
	June 30,				June 30,
	2018		2017		2018		2017
Trading securities:
Interest earned	$0.1		$0.2		$0.1		$0.4
Unrealized gain (loss) at the end of the period	$(0.1)		$ (*	)	$(0.2)		$(0.1)

Available-for-sale:
Interest earned	(*	)	(*	)	(*	)	(*	)
Investment redeemed	$0.1		$1.0		$0.2		$1.0

(*) Less than $0.1 million.

NOTE 3 - INVENTORIES:

Inventories were as follows:

(in millions)	At June 30, 2018	At December 31, 2017

Inventory, current:
Metals at average cost:
Finished goods	$61.0	$48.8
Work-in-process	271.6	308.0
Ore stockpiles on leach pads	296.0	320.9
Supplies at average cost:	374.9	364.2
Total current inventory	$1,003.5	$1,041.9

Inventory, non-current:
Ore stockpiles on leach pads	$1,103.5	$977.4

During the six months ended June 30, 2018 and 2017 total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $256.8 million and $248.8 million, respectively. Leaching inventories recognized in cost of sales amounted to $155.6 million and $163.1 million for the six months ended June 30, 2018 and 2017, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first six months of 2018 and 2017 consisted of (in millions):

	2018	2017
Statutory income tax provision	$473.3	$289.1
GILTI tax	8.4	—
Peruvian royalty	4.4	0.4
Mexican royalty	45.0	32.3
Peruvian special mining tax	14.6	14.8
Total income tax provision	$545.7	$336.6

Effective income tax rate	38.3%	35.7%

These provisions include income taxes for Peru, Mexico and the United States. In addition, a Mexican royalty tax, a portion of the Peruvian royalty tax and the Peruvian special mining tax are included in the income tax provision. The increase in the effective tax rate for the first six months of 2018 from the same period in the prior year is primarily due to the Company no longer receiving the benefit for the generation of foreign tax credits, as well as the recording of the effect of the Global Intangible Low Taxed Income (GILTI) which is a result of the U.S. Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017.

The Act includes significant changes to existing U.S. tax laws and creates new complex tax provisions. Some of these provisions are still under legislative review and are subject to change. As of December 31, 2017, the Company recorded provisional impacts of the tax effects related to specific provisions and continues to evaluate and await further IRS guidance on other provisions. During the six months ended June 30, 2018, no significant adjustments were made to the provisional amounts recorded at December 31, 2017. The Company has not fully completed its analysis of the Act and will continue to refine its calculations as it gains a more thorough understanding of the Act.

The U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act. The Company has adopted SAB 118. Accordingly, the provisions of the Act deemed most relevant to the Company have been considered in preparation of its financial statements.

Peruvian royalty and special mining tax: The mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $15.9 million and $10.4 million of royalty charge in the first six months of 2018 and 2017, respectively, of which $4.4 million and $0.4 million were included in income taxes in 2018 and 2017, respectively.

The special mining tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached. The Company has accrued $14.6 million and $14.8 million of special mining tax as part of the income tax provision for the first six months of 2018 and 2017, respectively.

Mexican mining royalty: Mexico has a mining royalty charge of 7.5% on earnings before taxes as defined by Mexican tax regulations and an additional royalty charge of 0.5% over gross income from sales of gold, silver and platinum. The Company has accrued $45.0 million and $32.3 million of royalty taxes as part of the income tax provision for the first six months of 2018 and 2017, respectively.

Accounting for uncertainty in income taxes: In the second quarter and first six months of 2018, there were no changes in the Company’s uncertain tax positions.

NOTE 5 — REVENUE RECOGNITION:

On January 1, 2018, the Company adopted FASB Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Upon adoption by the Company, no cumulative effect adjustment was required to be recognized, as the adoption of the standard has not resulted in a change to the way the Company recognizes its revenue.

The Company’s net sales were $3,678.4 million in the six months ended June 30, 2018, compared to $3,113.8 million in the same period of 2017. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended June 30, 2018
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
The Americas:
Mexico	$328.1	$109.3	$—	$(18.8)	$418.6
United States	270.9	0.6	56.9	—	328.4
Peru	—	—	106.5	—	106.5
Brazil	—	9.7	64.4	—	74.1
Chile	—	—	23.6	—	23.6
Other American countries	13.8	1.6	0.2	—	15.6
Europe:
Switzerland	116.7	17.8	30.6	—	165.1
Italy	4.7	8.0	78.1	—	90.8
Spain	44.2	—	—	—	44.2
Other European countries	69.9	5.8	22.4	—	98.1
Asia:
Singapore	140.2	—	146.6	—	286.8
Japan	29.1	—	104.0	—	133.1
Other Asian countries	43.5	0.3	8.5	—	52.3
Total	$1,061.1	$153.1	$641.8	$(18.8)	$1,837.2

	Three Months Ended June 30, 2017
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
The Americas:
Mexico	$263.6	$87.5	$2.2	$(17.6)	$335.7
United States	194.1	11.9	36.4	—	242.4
Peru	—	0.4	82.4	—	82.8
Brazil	—	12.1	43.8	—	55.9
Chile	—	—	18.1	—	18.1
Other American countries	14.2	0.7	0.1	—	15.0
Europe:
Switzerland	134.5	2.5	23.7	—	160.7
Italy	8.5	3.4	66.7	—	78.6
Spain	35.2	—	—	—	35.2
Other European countries	77.1	6.4	17.5	—	101.0
Asia:
Singapore	114.0	(0.1)	127.6	—	241.5
Japan	8.1	—	93.1	—	101.2
Other Asian countries	50.5	0.1	11.1	—	61.7
Total	$899.8	$124.9	$522.7	$(17.6)	$1,529.8

	Six Months Ended June 30, 2018
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
The Americas:
Mexico	$696.9	$220.7	$—	$(38.4)	$879.2
United States	519.3	5.5	98.4	—	623.2
Peru	—	—	200.0	—	200.0
Brazil	—	22.3	127.3	—	149.6
Chile	—	—	59.6	—	59.6
Other American countries	26.4	2.3	1.2	—	29.9
Europe:
Switzerland	199.0	27.1	74.4	—	300.5
Italy	13.1	13.5	160.3	—	186.9
Spain	88.7	—	—	—	88.7
Other European countries	121.7	10.5	48.1	—	180.3
Asia:
Singapore	284.1	—	279.0	—	563.1
Japan	73.3	—	219.3	—	292.6
Other Asian countries	107.2	0.5	17.1	—	124.8
Total	$2,129.7	$302.4	$1,284.7	$(38.4)	$3,678.4

	Six Months Ended June 30, 2017
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
The Americas:
Mexico	$564.1	$176.0	$2.2	$(38.1)	$704.2
United States	460.7	23.6	58.4	—	542.7
Peru	—	0.8	169.9	—	170.7
Brazil	—	24.0	89.3	—	113.3
Chile	—	—	51.3	—	51.3
Other American countries	31.1	1.7	6.3	—	39.1
Europe:
Switzerland	225.7	5.8	26.1	—	257.6
Italy	14.2	8.5	143.5	—	166.2
Spain	65.4	—	—	—	65.4
Other European countries	127.3	13.6	36.3	—	177.2
Asia:
Singapore	255.6	1.4	263.1	—	520.1
Japan	34.6	—	182.1	—	216.7
Other Asian countries	73.3	0.3	15.7	—	89.3
Total	$1,852.0	$255.7	$1,044.2	$(38.1)	$3,113.8

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30, 2018
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$911.7	$15.9	$571.9	$(11.0)	$1,488.5
Molybdenum	73.9	—	30.6	—	104.5
Zinc	—	94.8	—	—	94.8
Silver	48.1	23.9	18.4	(7.1)	83.3
Other	27.4	18.5	20.9	(0.7)	66.1
Total	$1,061.1	$153.1	$641.8	$(18.8)	$1,837.2

	Three Months Ended June 30, 2017
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$788.4	$8.0	$467.8	$(8.1)	$1,256.1
Molybdenum	42.7	—	24.4	—	67.1
Zinc	—	76.4	—	0.3	76.7
Silver	42.9	20.2	19.9	(7.5)	75.5
Other	25.8	20.3	10.6	(2.3)	54.4
Total	$899.8	$124.9	$522.7	$(17.6)	$1,529.8

	Six Months Ended June 30, 2018
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,821.1	$27.1	$1,135.9	$(22.2)	$2,961.9
Molybdenum	164.9	—	75.9	—	240.8
Zinc	—	189.8	—	(0.1)	189.7
Silver	90.7	44.5	33.8	(14.6)	154.4
Other	53.0	41.0	39.1	(1.5)	131.6
Total	$2,129.7	$302.4	$1,284.7	$(38.4)	$3,678.4

	Six Months Ended June 30, 2017
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$1,616.6	$18.9	$925.4	$(19.0)	$2,541.9
Molybdenum	96.6	—	63.3	—	159.9
Zinc	—	155.7	—	—	155.7
Silver	90.4	39.9	33.9	(14.9)	149.3
Other	48.4	41.2	21.6	(4.2)	107.0
Total	$1,852.0	$255.7	$1,044.2	$(38.1)	$3,113.8

The following table presents information regarding the opening and closing balances of receivables by reporting segment of the Company for the six months ended June 30, 2018 (in millions):

	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
As of June 30, 2018:
Trade receivables	$503.3	$62.9	$247.0	$—	$813.2
Related parties	67.4	—	—	8.8	76.2

As of December 31, 2017:
Trade receivables	$556.2	$79.7	$254.7	$—	$890.6
Related parties	18.0	—	—	8.1	26.1

Provisionally priced sales:  At June 30, 2018, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the June 30, 2018 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2018:

	Sales volume (million lbs.)	Priced at (per pound)	Month of settlement
Copper	31.3	$2.96	July through September 2018
Molybdenum	10.0	$10.60	July through September 2018

The provisional sales price adjustment included in accounts receivable and net sales at June 30, 2018 includes negative adjustments of $2.1 million and $13.8 million for copper and molybdenum, respectively.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 6 - ASSET RETIREMENT OBLIGATION:

The Company maintains an asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation. The accepted value of the Lima office building, for this purpose, is $36.9 million. Through June 2018, the Company has provided guarantees of $32.3 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the Ilo smelter and refinery, and the shops and auxiliary facilities at the three units. In March 2016, MINEM approved the Mining Closure Plan for the Toquepala expansion project. The closure plan for the Tia Maria project was approved in February 2017. The Company, however, has not recorded a retirement obligation for the project as the construction permit has not been received, and work on the project is on hold. The Company believes that under these circumstances the recording of a retirement obligation is not appropriate. In accordance with requirements of Peruvian law, the Company in December 2017 and February 2018, submitted to MINEM revised closure plans for the Cuajone mine and the Ilo facilities respectively, which at June 30, 2018 are pending approval. As a result of these new estimates, the Company has reduced the asset retirement obligation by $11.6 million in December 2017 and $5.2 million in the first quarter of 2018.

In 2010, the Company announced to the Mexican federal environmental authorities its closure plans for the copper smelter plant at San Luis Potosi. The Company initiated a program for plant demolition and soil remediation with a budget of $66.2 million, which has been spent through June 30, 2018. In 2016, the environmental authorities approved the conclusion of the remediation effort. The Company continues studying the possibilities for this property in order to decide whether to sell or develop the property. The overall cost recognized for mining closure in Mexico includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities.

The following table summarizes the asset retirement obligation activity for the six months ended June 30, 2018 and 2017 (in millions):

	2018	2017
Balance as of January 1,	$222.5	$216.5
Changes in estimates	(15.6)	—
Payments	—	(0.3)
Accretion expense	6.2	6.6
Balance as of June 30,	$213.1	$222.8

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

Receivable and payable balances with related parties are shown below (in millions):

	At June 30, 2018	At December 31, 2017
Related parties receivable current:
Grupo Mexico and affiliates:
Mexico Generadora de Energia, S. de R.L. (“MGE”)	$8.1	$16.2
Asarco LLC	62.1	4.1
Grupo Mexico	2.7	2.8
Compañia Perforadora Mexico, S.A.P.I. de C.V. and affiliates	1.4	1.4
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.5	1.1
Ferrocarril Mexicano, S.A. de C.V.	0.1	—
Related to the controlling group:
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	0.8	—
Operadora de Cinemas, S.A. de C.V.	0.3	0.3
Boutique Bowling de Mexico, S.A. de C.V.	0.2	0.2
	$76.2	$26.1

	At June 30, 2018	At December 31, 2017
Related parties payable:
Grupo Mexico and affiliates:
MGE	$24.6	$38.5
Asarco LLC	15.0	24.2
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	9.0	21.7
Ferrocarril Mexicano, S.A. de C.V.	3.9	2.6
Eolica El Retiro, S.A.P.I. de C.V. (“Eolica el Retiro”)	0.5	0.8
Grupo Mexico	6.0	0.7
Related to the controlling group:
Operadora de Cinemas, S.A. de C.V.	0.1	0.7
Boutique Bowling de Mexico, S.A. de C.V.	0.1	0.6
Mextransport	—	0.3
	$59.2	$90.1

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the six months ended June 30, 2018 and 2017 (in millions):

	2018	2017
Purchase activity
Asarco LLC	$24.0	$19.6
Eolica El Retiro	1.3	2.0
Ferrocarril Mexicano, S.A de C.V.	22.9	23.5
Grupo Mexico	9.0	6.9
MGE	101.5	118.9
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	44.5	72.3
Total purchases	$203.2	$243.2

Sales activity
Asarco LLC	$70.9	$82.1
Compania Perforadora Mexico, S.A.P.I. de C.V	—	0.2
Grupo Mexico	—	0.2
MGE	41.8	49.4
Total sales	$112.7	$131.9

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

In the six months ended June 30, 2018 the Company made donations of $1.5 million to Fundacion Grupo Mexico A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations.

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

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants. That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%. In the first quarter of 2012, an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence of this change in control, MGE became an indirect subsidiary of Grupo Mexico. Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations partially reducing the total debt. The remaining balance was repaid in the third quarter of 2016.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying 17% of its power output to third-party energy users.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro, a windfarm with 37 wind turbines. This company started operations in January 2014 and started to sell power to Industrial Minera Mexico and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro is supplying approximately 16% of its power output to IMMSA.

The Company sold copper cathodes, rod and anodes, as well as sulfuric acid, silver, gold and lime to Asarco LLC. In addition, the Company received fees for building rental and maintenance services provided to Mexico Proyectos y Desarrollos, S.A. de

C.V. and its affiliates and to Perforadora Mexico, S.A.P.I. de C.V., and for natural gas and services provided to MGE; all subsidiaries of Grupo Mexico.

Companies with relationships to the controlling group:

The following table summarizes the purchase and sale activities with other Larrea family companies in the six months ended June 30, 2018 and 2017 (in millions):

	2018	2017
Purchase activity
Boutique Bowling de Mexico, S.A. de C.V.	$0.1	$0.1
Mextransport	0.7	0.4
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
Total purchases	$0.9	$0.6

Sales activity
Boutique Bowling de Mexico, S.A. de C.V.	$0.1	$0.1
Mextransport	0.7	—
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
Total sales	$0.9	$0.2

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including transportation, real estate and entertainment. The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to the lease of office space, air transportation and entertainment.

The Company’s Mexican operations paid fees for entertainment services provided by Boutique Bowling de Mexico, S.A de C.V. and Operadora de Cinemas, S.A. de C.V. Both companies are controlled by the Larrea family.

Mextransport provides aviation services to the Company’s Mexican operations. This is a company controlled by the Larrea family.

In addition, the Company received fees for building rental and maintenance provided to Boutique Bowling de Mexico, S.A. de C.V., Operadora de Cinemas, S.A. de C.V and Mextransport.

Equity Investment in Affiliate: The Company has a 44.2% participation in Compania Minera Coimolache, S.A. (“Coimolache”), which it accounts for on the equity method. Coimolache owns Tantahuatay, a gold mine located in the northern part of Peru.

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

The components of net periodic benefit costs for the six months ended June 30, 2018 and 2017 are as follows (in millions):

	2018	2017
Service cost	$0.5	$0.4
Interest cost	0.8	0.7
Expected return on plan assets	(1.8)	(1.4)
Amortization of prior service cost	0.1	0.1
Amortization of net loss	0.1	0.1
Net periodic benefit costs	$(0.3)	$(0.1)

(*) amount is lower than $0.1 million

Post-retirement health care plans:

United States: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits”.

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the six months ended June 30, 2018 and 2017 are as follows (in millions):

	2018		2017
Interest cost	$0.5		$0.5
Amortization of net loss (gain)	(0.1)		(0.1)
Amortization of prior service cost (credit)	(*	)	(*	)
Net periodic benefit cost	$0.4		$0.4

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

Environmental capital investments in the six months ended June 30, 2018 and 2017 were as follows (in millions):

	2018	2017
Peruvian operations	$18.0	$44.5
Mexican operations	26.5	35.8
	$44.5	$80.3

Peruvian operations: The Company’s operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through the Ministry of Environment (“MINAM”) conducts annual audits of the Company’s Peruvian mining and metallurgical operations. Through these environmental audits, matters related to environmental obligation, compliance with legal requirements, atmospheric emissions, effluent monitoring and waste management are reviewed. The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations. Peruvian law requires that companies in the mining industry provide assurances for future mine closure and remediation. In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM. See Note 6 “Asset retirement obligation,” for further discussion of this matter. In March 2016, MINEM approved the Mining Closure Plan for the Toquepala expansion project. The closure plan for the Tia Maria project was approved in February 2017. In accordance with requirements of Peruvian law, the Company in December 2017 and February 2018, submitted to MINEM revised closure plans for the Cuajone mine and the Ilo facilities, respectively, which at June 30, 2018 are pending approval.

Air Quality Standards (“AQS”): In 2008, the Peruvian government enacted environmental regulations establishing AQS for daily sulfur dioxide (“SO2”) in the air for the Peruvian territory. These regulations were amended in 2013 and 2017. In June 2017, MINAM enacted a supreme decree which defines new AQS. The Company believes that these new AQS are appropriate for Peru and will allow Peruvian industry to be competitive with other countries. As of June 30, 2018, the Company maintains a lower daily average level of µg/m3 of SO2, than those required by the new AQS.

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

While the Company believes that there is a reasonable possibility that a potential loss contingency may exist, it cannot currently reasonably estimate the amount of the contingency. The Company believes that a reasonable determination of the loss will be possible once the characterization study and the SDP are substantially completed, which is expected for the first quarter of 2020. At that time the Company will be in a position to estimate the remediation cost. Further, the Company does not believe that it can estimate a reasonable range of possible costs until the noted studies have substantially progressed and therefore is not able to disclose a range of costs that is meaningful.

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

The del Carpio Lazio case was rejected by the court of first instance on November 14, 2016. The plaintiff filed an appeal before the Superior Court on January 3, 2017. On January 9, 2018, the lawyers of both parties presented their respective positions before the Appellate Court. On March 8th, 2018, the Appellate Court issued its final decision, which upholds the first instance ruling. On April 27, 2018, the plaintiff filed an extraordinary appeal before the Supreme Court. As of June 30, 2018, the case remains pending resolution.

The Mendoza Padilla case was rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. As of June 30, 2018, the case remains pending resolution without further developments.

The Guillen Lopez case is currently before the lower court. As of June 30, 2018, the case remains pending resolution without further developments.

In the Belfiore Nicolini case, the court ruled partially in favor of the plaintiff. However, the Company filed an appeal to challenge said decision. Upon a settlement agreed between the parties, the plaintiff withdrew its claim. Therefore, the case has concluded.

The Company asserts that the remaining lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams with proper governmental authorization, since 1995. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of June 30, 2018, the case remains pending resolution without further developments. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. The amount of this contingency cannot be reasonably estimated by management at this time.

Mexican operations

The 2014 Accidental Spill at Buenavista Mine

In relation to the 2014 accidental spill of copper sulfate solution that occurred at a leaching pond of the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for the environmental damages. During the second quarter of 2018, the criminal complaint was dismissed with no further consequences.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Two of the collective action lawsuits have been dismissed by the court. The plaintiffs in the four remaining lawsuits are: Acciones Colectivas de Sinaloa, A.C. which established two collective actions, Defensa Colectiva A.C.; and Ana Luisa Salazar Medina et al. which has been granted a collective action certification. The remaining plaintiffs have requested cautionary measures on the construction of facilities for the monitoring of public health services and the prohibition of the closure of the Río Sonora Trust. As of June 30, 2018, these cases remain pending resolution.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Domínguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. During the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. As of June 30, 2018, these cases remain pending resolution.

During 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al which established two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. During the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. During the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. As of June 30, 2018, these cases remain pending resolution.

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

Labor matters:

Peruvian operations: 74% of the Company’s 4,660 Peruvian employees were unionized at June 30, 2018. Currently, there are six separate unions, one large union and five smaller unions. In the first quarter of 2016, the Company signed three-year agreements with all the existing unions at that time. These agreements include, among other things, annual salary increases of 5% for each of the three years. In June 2018, the Company signed a three-year collective bargain agreement with one of the smaller unions. This agreement includes, among other things, annual salary increases of 5% for each year starting September 2018, and a signing bonus which was recorded as labor expense. As of June 30, 2018, the Company continues negotiations with the other five unions.

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

On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that will hold the collective bargaining agreement at the San Martín mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions), won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. IMMSA will negotiate and enter into a collective bargaining agreement with the Federacion Nacional de Sindicatos Independientes to end the strike that began in 2007 and resume operations at the San Martin mine.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers at the mine (including termination of the related collective bargaining agreement). On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the Mexican mining union at the Taxco mine. The mining union appealed the labor court ruling before a federal court. In September 2011, the federal court accepted the union’s appeal and remanded the case to the federal labor court for reconsideration. After several legal proceedings on January 25, 2013, the Company filed a new proceeding before the labor court. On June 16, 2014, the labor court denied the petition of the Company. The resolution issued by the labor court was challenged by the Company before a federal court. In August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of June 30, 2018, the case remains pending resolution without further developments.

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

Tia Maria´s project budget is approximately $1.4 billion, of which $356.8 million has been invested through June 30, 2018. When completed, it is expected to produce 120,000 tons of copper cathodes per year. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and consequently, no emissions are released into the atmosphere. The project will only use seawater, transporting it more than 25 kilometers to 1,000 meters above sea level, and includes a desalinization plant which will be constructed at a cost of $95 million. Consequently, the Tambo river water resources will be used solely for farming and human consumption.

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

Michiquillay:

In June 2018, the Company signed a contract for the acquisition of the Michiquillay copper project in Cajamarca, Peru, at a purchase price of $400 million. Michiquillay is a world class mining project with estimated mineralized material of 1,150 million tons and a copper grade of 0.63%. It is expected to produce 225,000 tons of copper per year (along with by-products of molybdenum, gold and silver) for an initial mine life of more than 25 years.

The Company paid $12.5 million at the signing of the contract. An additional $12.5 million has been accrued by the Company as it evaluates the project for development, over a three to five year period. This amount is classified in other non-current liabilities in the Company´s financial statements. The balance of $375 million will be paid if the Company decides to develop the project.

Toquepala Concentrator Expansion:

In April 2015, the construction permit for the Toquepala expansion project was approved by the MINEM. The project budget is $1.3 billion, of which $1,042.3 million has been invested through June 30, 2018. When completed, this project is expected to increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum. The project has reached 95% progress and is expected to initiate production in the third quarter of 2018.

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

Peruvian operations

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

•                  Eolica el Retiro: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company´s Mexican operations. For further information, please see Note 7 “Related party transactions”.

Corporate operations

Commitment for Capital projects:

As of June 30, 2018, the Company has committed approximately $1,453.2 million for the development of its capital investment projects at its operations.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended June 30, 2018
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,061.1	$134.3	$641.8		$1,837.2
Intersegment sales		18.8		$(18.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	404.7	100.9	367.6	(21.5)	851.7
Selling, general and administrative	13.7	2.5	9.0	1.0	26.2
Depreciation, amortization and depletion	81.9	11.1	57.9	11.7	162.6
Exploration	0.5	1.2	6.9	0.5	9.1
Operating income	$560.3	$37.4	$200.4	$(10.5)	787.6
Less:
Interest, net					(65.8)
Other income (expense)					(3.1)
Income taxes					(309.1)
Equity earnings of affiliate					1.5
Non-controlling interest					(1.5)
Net income attributable to SCC					$409.6

Capital investment	$79.5	$9.8	$148.0	$16.6	$253.9
Property and mine development, net	$4,490.7	$433.2	$3,508.9	$739.8	$9,172.6
Total assets	$7,659.1	$951.2	$4,559.6	$876.0	$14,045.9

	Three Months Ended June 30, 2017
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$899.8	$107.3	$522.7		$1,529.8
Intersegment sales		17.6		$(17.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	391.5	91.4	343.5	(21.6)	804.8
Selling, general and administrative	11.1	2.0	8.5	0.6	22.2
Depreciation, amortization and depletion	100.0	12.5	57.1	1.6	171.2
Exploration	0.7	0.9	2.2	1.9	5.7
Operating income	$396.5	$18.1	$111.4	$(0.1)	525.9
Less:
Interest, net					(71.7)
Other income (expense)					3.1
Income taxes					(160.3)
Equity earnings of affiliate					3.5
Non-controlling interest					(0.8)
Net income attributable to SCC					$299.7

Capital investment	$88.8	$6.0	$155.7	$1.6	$252.1
Property and mine development, net	$5,149.8	$376.0	$3,082.7	$229.0	$8,837.5
Total assets	$8,660.5	$868.3	$4,645.6	$(659.1)	$13,515.3

	Six Months Ended June 30, 2018
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$2,129.7	$264.0	$1,284.7		$3,678.4
Intersegment sales		38.4		$(38.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	816.1	196.4	757.4	(41.7)	1,728.2
Selling, general and administrative	25.6	4.9	18.4	1.4	50.3
Depreciation, amortization and depletion	174.4	22.1	109.7	18.4	324.6
Exploration	1.1	2.5	9.5	1.2	14.3
Operating income	$1,112.5	$76.5	$389.7	$(17.7)	1,561.0
Less:
Interest, net					(132.5)
Other income (expense)					(5.5)
Income taxes					(545.7)
Equity earnings of affiliate					5.6
Non-controlling interest					(2.6)
Net income attributable to SCC					$880.3

Capital investment	$144.2	$22.4	$364.3	$18.7	$549.6
Property and mine development, net	$4,490.7	$433.2	$3,508.9	$739.8	$9,172.6
Total assets	$7,659.1	$951.2	$4,559.6	$876.0	$14,045.9

	Six Months Ended June 30, 2017
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,852.0	$217.6	$1,044.2		$3.113.8
Intersegment sales		38.1		$(38.1)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	856.4	174.4	659.2	(41.4)	1,648.6
Selling, general and administrative	21.1	4.2	17.5	0.8	43.6
Depreciation, amortization and depletion	198.6	25.9	92.4	7.7	324.6
Exploration	1.2	1.6	4.3	3.7	10.8
Environmental remediation	(10.2)	—	—	—	(10.2)
Operating income	$784.9	$49.6	$270.8	$(9.0)	1,096.4
Less:
Interest, net					(161.6)
Other income (expense)					7.8
Income taxes					(336.6)
Equity earnings of affiliate					9.7
Non-controlling interest					(1.6)
Net income attributable to SCC					$614.1

Capital investment	$146.1	$13.0	$336.8	$1.8	$497.7
Property and mine development, net	$5,149.8	$376.0	$3,082.7	$229.0	$8,837.5
Total assets	$8,660.5	$868.3	$4,645.6	$(659.1)	$13,515.3

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the six-month period ended June 30, 2018 and 2017 is as follows (in millions):

	2018	2017
Southern Copper common shares
Balance as of January 1,	$2,768.7	$2,769.0
Purchase of shares	—	—
Used for corporate purposes	(0.4)	(0.3)
Balance as of June 30,	2,768.3	2,768.7

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	232.4	218.6
Other activity, including dividend, interest and foreign currency transaction effect	8.4	4.3
Balance as of June 30,	240.8	222.9

Treasury stock balance as of June 30,	$3,009.1	$2,991.6

The following table summarizes share distributions in the first six months of 2018 and 2017:

	2018	2017
Southern Copper common shares
Directors’ Stock Award Plan	16,000	10,800

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	1.3	0.3

Southern Copper Common Shares:

At June 30, 2018 and 2017, there were in treasury 111,551,617 and 111,568,817 SCC’s common shares, respectively.

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

There has not been activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price of SCC common shares at June 30, 2018 was $46.87 and the maximum number of shares that the Company could purchase at that price is 1.7 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of June 30, 2018.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company. Under this plan, participants received 1,200 shares of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper common stock have been reserved for this plan. On April 26, 2018, the Company’s stockholders approved a five-year extension of the Plan until January 28, 2023 and an increase of the shares award from 1,200 to 1,600. The fair value of the award is measured each year at the date of the grant.

The activity of the plan in the six-month period ended June 30, 2018 and 2017 was as follows:

	2018	2017
Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(345,600)	(334,800)
Granted in the period	(16,000)	(10.800)
Total shares granted at June 30,	(361,600)	(345,600)

Remaining shares reserved	238.400	254.400

Parent Company common shares:

At June 30, 2018 and 2017 there were in treasury 101,574,318 and 111,939,269 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the first six months 2018 and 2017 and the unrecognized compensation expense under this plan were as follows (in millions):

	2018	2017
Stock based compensation expense	$0.2	$0.3
Unrecognized compensation expense	$—	$0.5

The plan ended on January 29, 2018.

The following table presents the activity of this plan for the six months ended June 30, 2018 and 2017:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2018	1,393,663	$2.05
Granted	—	—
Exercised	(1,246,753)	2.05
Forfeited	—	—
Outstanding shares at June 30, 2018	146,910	$2.05

Outstanding shares at January 1, 2017	1,401,096	$2.05
Granted	—	—
Exercised	(7,433)	2.05
Forfeited	—	—
Outstanding shares at June 30, 2017	1,393,663	$2.05

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

The stock based compensation expense for the first six months of 2018 and 2017 and the unrecognized compensation expense under this plan were as follows (in millions):

	2018	2017
Stock based compensation expense	$0.3	$0.3
Unrecognized compensation expense	$2.9	$3.5

The following table presents the activity of this plan for the six months ended June 30, 2018 and 2017:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2018	2,293,120	$2.63
Granted	—	—
Exercised	(49,320)	2.63
Forfeited	—	—
Outstanding shares at June 30, 2018	2,243,800	$2.63

Outstanding shares at January 1, 2017	2,540,223	$2.63
Granted	—	—
Exercised	(248,992)	2.63
Forfeited	—	—
Outstanding shares at June 30, 2017	2,291,231	$2.63

Non-controlling interest:

The following table presents the non-controlling interest activity for the six months ended June 30, 2018 and 2017:

	2018	2017
Balance as of January 1,	$41.7	$38.6
Net earnings	2.6	1.6
Dividend paid	(0.9)	(0.3)
Balance as of June 30,	$43.4	$39.9

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of June 30, 2018 and December 31, 2017 (in millions):

	At June 30, 2018		At December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	$5,209.5	$5,763.2	$5,208.4	$6,488.9
Long-term debt level 2	749.0	775.3	748.7	806.1
Total long-term debt	$5,958.5	$6,538.5	$5,957.1	$7,295.0

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the cases of the Yankee bonds, the notes due 2020 and the notes due 2022, which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of June 30, 2018 and December 31, 2017 (in millions):

	Fair Value at Measurement Date Using:
Description	Fair Value as of June 30, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$49.9	$49.9	$—	$—
- Available-for-sale debt securities:
Corporate bonds	0.1	—	0.1	—
Asset backed securities	0.4	—	0.4	—
Mortgage backed securities	0.3	—	0.3	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	92.6	92.6	—	—
Molybdenum	105.6	105.6	—	—
Total	$248.9	$248.1	$0.8	$—

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$49.5	$49.5	—	$—
- Available-for-sale debt securities:
Corporate bonds	0.1	—	$0.1	—
Asset backed securities	0.5	—	0.5	—
Mortgage backed securities	0.4	—	0.4	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	184.6	184.6	—	—
Molybdenum	102.8	102.8	—	—
Total	$337.9	$336.9	$1.0	$—

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

Under both sales models, revenue is recognized as the performance obligations are satisfied, when the Company transfers control of the goods and title passes to the customer. Considering the International Commercial Terms (Incoterms) utilized by the Company, control is transferred generally upon the completion of loading the material at the point of origin. This is the point at which the customer obtains legal title to the product as well as the ability to direct the use of and obtain substantially all of the remaining benefits of ownership of the asset. Additionally, payment is generally due upon the delivery of the shipping and title documents at the point of origin. Copper and non-copper revenues are measured based on the monthly average of prevailing commodity prices according to the terms of the contracts. The Company provides allowances for doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts.

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

IMPACT OF NEW ACCOUNTING STANDARDS

On February 25, 2016, the FASB issued ASU 2016-02 ‘‘Leases’’ (Topic 842). This update significantly modifies the accounting model of leases for lessees; as it requires them to recognize assets and liabilities in the balance sheet for virtually all leases. However, the classification of leases as finance leases or operating leases is maintained for lessees. In addition, for leases with a term of 12 months or less, a lessee can elect by class of underlying asset not to record assets and liabilities on the balance sheet, and recognize lease expense on a straight-line basis over the lease term.

The lessor accounting model for leases remains mostly unchanged from previous guidance, except for specific profit recognition requirements which were modified in order to align them to the new revenue recognition standard issued by the FASB, and the lease classification criteria, to ensure consistency with those for a lessee.

The amendments in this update will be effective for the Company on January 1, 2019. The Company has designed an implementation plan. At June 30, 2018, the Company is reviewing in detail all the contracts identified in order to determine the financial impact of this new standard on the consolidated financial information.

Also, during the second quarter of 2018, the FASB issued among others, the following new accounting update to the Codification:

ASU 2018-07: In June 2018, the FASB issued ASU 2018-07 “Compensation — Stock compensation — Improvements to Nonemployee Share-Based Payment Accounting”. This update aims to simplify the accounting for share-based payments awarded to non-employees for goods or services acquired. The update specifies that the measurement date is the grant date and that awards are required to be measured at fair value. The amendments in this update are effective for the Company in fiscal years beginning after December 15, 2019.

NOTE 14 — SUBSEQUENT EVENTS:

Dividends:

On July 19, 2018, the Board of Directors authorized a dividend of $0.40 per share payable on August 21, 2018 to shareholders of record at the close of business on August 8, 2018.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, some of the following:

•                Changes in copper, molybdenum, silver and zinc prices: In the first six months of 2018, the average LME and COMEX copper prices were $3.14 per pound and $3.12 per pound, about 20.3% and 19.1% higher than in the first six months of 2017, respectively. During the first six months of 2018 per pound LME spot copper prices ranged from $2.95 to $3.29. Average molybdenum and zinc prices in the first six months of 2018 increased 50.6% and 21.3% respectively, when compared to the average prices in the first six months of 2017, while silver prices decreased 4.2% between these two periods.

•                Sales structure: In the first half of 2018, approximately 81% of our revenue came from the sale of copper, 7% from molybdenum, 4% from zinc, 4% from silver, and 4% from various other products, including gold, sulfuric acid and other materials.

•                Copper: During the last quarter, the LME copper price increased significantly, from an average of $2.57 per pound in the second quarter of 2017 to $3.12 (+21%) per pound in the second quarter of 2018. During July copper prices have decreased from its peak of $3.29 per pound on June 8, to as low as $2.71 per pound on July 19. We view this fall in copper prices as a result of market concerns for a possible escalation of trade protectionism between the United States, China and Europe. However, we strongly believe that copper market fundamentals are solid. We expect a recovery in copper prices in the coming months. As a result of the synchronized economic growth of the major world economies, refined copper demand is currently outperforming our initial forecast and industry experts are forecasting an increase in demand of 2.5% to 3.0% for the year.

Regarding copper supply, we expect a weak production response from the industry as a result of the lack of investment in greenfield projects in recent years. For 2018, labor unrest is still an issue as a significant portion of the world supply is negotiating new labor contracts. In addition to this, new environmental regulations, government taxation as well as technical difficulties are further adversely affecting production. As a result, we expect a supply growth of approximately 2.0% in 2018 which will give support to copper prices.

Given the current market outlook as well as our continuous commitment to increasing low cost production, we believe Southern Copper is uniquely positioned to continue delivering enhanced performance, sustainable growth and superior value.

•                Molybdenum: Represented 5.7% of our sales in the second quarter of 2018. During the second quarter of 2018, the molybdenum price decreased by 4.9% when compared to the first quarter of 2018.

Molybdenum is mainly used for the production of special alloys of stainless steel that require significant hardness, corrosion and heat resistance. A new use for this metal is in lubricants and sulfur filtering of heavy oils and shale gas production.

•                Zinc: Represented 5.2% of our sales in the second quarter of 2018. We also believe that zinc has very good long term fundamentals due to its significant industrial consumption and expected mine production shutdowns.

•                Silver: Represented 4.5% of our sales in the second quarter of 2018. We believe that silver prices will have support due to its industrial uses as well as its linkage to gold as a value shelter in times of economic uncertainty.

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

•                Cost: Our operating costs and expenses for the first half of 2018 and 2017 were as follows:

			Variance
	2018	2017	Value	%
Operating costs and expenses ($ in millions)	$2,117.4	$2,017.4	$100.0	5.0%

The increase was mainly due to higher cost of sales at our Peruvian operations and higher selling, general and administrative expense at our three operating segments, partially offset by lower cost of sales at our Mexican open-pit operations.

•                Capital Investments: In the first six months of 2018 we spent $549.6 million on capital investments, 10.4% higher than in the first six months of 2017, and represented 62.4% of net income. The year 2018 is the starting point of a new strategic plan: we will increase copper production capacity to exceed the one million ton milestone by mid-2018, and by 2025 we expect to reach 1.5 million tons of copper production.

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

Earnings: The table below highlights key financial and operational data of our Company for the three and six months ended June 30, 2018 and 2017 (in millions, except copper price, percentages and per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Copper price LME	3.12	2.57	0.55	21.4%	3.14	2.61	0.53	20.3%
Pounds of copper sold	480.4	492.9	(12.5)	(2.5)%	949.5	980.6	(31.1)	(3.2)%

Net sales	$1,837.2	$1,529.8	$307.4	20.1%	$3,678.4	$3,113.8	$564.6	18.1%
Operating income	$787.6	$525.9	$261.7	49.8%	$1,561.0	$1,096.4	$464.6	42.4%
Net income attributable to SCC	$409.6	$299.7	$109.9	36.7%	$880.3	$614.1	$266.2	43.3%
Earnings per share	$0.53	$0.39	$0.14	35.9%	$1.14	$0.79	$0.35	44.3%
Dividends per share	$0.30	$0.12	$0.18	150.0%	$0.60	$0.20	$0.40	200.0%

Net sales in the first six months of 2018 were higher than in the six months of 2017 by $564.6 million. This increase was mainly the result of higher metal prices.

Net income in the first six months of 2018 was higher than in the six months of 2017 by $266.2 million. This increase was principally due to higher sales.

Production: The table below highlights our mine production data for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,				Six months ended June 30,
	2018	2017	Variance		2018	2017	Variance
			Volume	%			Volume	%
Copper (in million pounds)	484.9	475.4	9.5	2.0%	936.5	946.6	(10.1)	(1.1)%
Molybdenum (in million pounds)	11.9	11.9	—	—	23.3	23.5	(0.2)	(1.0)%
Silver (in million ounces)	4.6	4.0	0.6	16.1%	8.8	8.0	0.8	10.0%
Zinc (in million pounds)	39.6	39.3	0.3	0.9%	78.7	80.3	(1.6)	(1.9)%

The table below highlights our copper production data for the three and six months ended June 30, 2018 and 2017 (in million pounds):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Variance		2018	2017	Variance
			Volume	%			Volume	%

Toquepala	90.0	78.3	11.7	14.8%	173.8	156.7	17.1	11.0%
Cuajone	93.1	80.4	12.7	15.8%	161.3	165.8	(4.5)	(2.7)%
La Caridad	73.4	77.8	(4.4)	(5.6)%	144.7	147.4	(2.7)	(1.8)%
Buenavista	224.7	235.7	(11.0)	(4.7)%	449.8	470.2	(20.4)	(4.3)%
IMMSA	3.7	3.2	0.5	18.8%	6.9	6.5	0.4	6.1%
Total	484.9	475.4	9.5	2.0%	936.5	946.6	(10.1)	(1.1)%

Second quarter: Mined copper production in the second quarter of 2018 increased by 2.0% to 484.9 million pounds compared to 475.4 million pounds in the second quarter of 2017. This increase was principally due to:

•                Higher production at our Peruvian operations because of higher ore grades at both mines. This was partially offset by

•                Lower production at the Buenavista mine due to lower SX-EW copper production, partially offset by higher production of copper in concentrates.

•                Lower production at the La Caridad mine due to lower SX-EW copper production because of lower ore grade in the pregnant leaching solution. There was also lower production in concentrates due to lower ore grades.

Molybdenum production maintained its level in the second quarter of 2018 at 11.9 million pounds, the same as in the second quarter of 2017. Molybdenum production decreased principally at our Peruvian mines due to lower grades and recoveries. This was partially offset by higher production at the Buenavista mine due to higher output principally at the new concentrator.

Silver mine production increased by 16.1% in the second quarter of 2018 due to higher production at our Peruvian and Mexican mines, principally at the Santa Barbara mine.

Zinc production slightly increased 0.9% in the second quarter of 2018, due to higher production at the Charcas mine that was partially offset by lower production at the Santa Barbara mine.

Six months: Mined copper production in the first six months of 2018 decreased 1.1% to 936.5 million pounds from 946.6 million pounds in the same period of 2017. This decrease was due to:

•                Lower production at the Cuajone mine due to lower recoveries and higher ore hardness, which decreased milling.

•                Lower production at the Buenavista mine due to lower SX-EW copper production (-27.3%), partially offset by higher production of copper in concentrates (+3.8%). We have been obtaining lower ore grade in the pregnant leaching solution of this plant due to the lower solubility index in our new leach pads and the characteristics of the ore that is being deposited in such pads. The Company has initiated a 12-month corrective program to overcome this temporary reduction in production. The program includes depositing the minerals in different leaching pads depending on the characteristics of the ore. The Company has also implemented improvements and controls in the ore fragmentation, that occurs in the blasting, to avoid the fine materials that may be causing clogging in the recovery process. Production of copper in concentrates increased due to higher throughput and better concentrate recoveries at the new concentrator. In addition;

•                Higher production at the Toquepala mine due to higher ore grades and recoveries helped to reduce the decrease in copper production.

Molybdenum production decreased slightly 1.0% in the first six months of 2018 compared to the same period of 2017, principally at our Peruvian mines due to lower ore grades and recoveries. This was partially offset by higher production at the Buenavista mine due to higher output principally at the new concentrator.

Silver mine production increased 10% at all our mines in the first six months of 2018 compared to the same period of 2017.

Zinc production decreased 1.9% in the first six months of 2018 due to lower production at our Charcas and Santa Barbara mines because of lower grades. This was partially offset by higher production at the Santa Eulalia mine due to higher recovery.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 49. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three and six months ended June 30, 2018 and 2017.

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Variance		2018	2017	Variance
			Value	%			Value	%
Total operating cash cost before by-product revenues	$690.2	$705.7	$(15.5)	(2.2)%	$1,378.5	$1,383.0	$(4.5)	(0.3)%
Total by-product revenues	$(308.2)	$(254.2)	$(54.0)	21.2%	$(651.2)	$(530.1)	$(121.1)	22.8%
Total operating cash cost net of by-product revenues	$382.0	$451.5	$(69.5)	(15.4)%	$727.3	$852.9	$(125.6)	(14.7)%

Total pounds of copper produced (2)	469.6	462.3	7.3	1.6%	907.4	919.3	(11.9)	(1.3)%

Operating cash cost per pound before by-product revenues	$1.47	$1.53	$(0.06)	(3.9)%	$1.52	$1.51	$0.02	1.3%
By-products per pound revenues	$(0.66)	$(0.55)	$(0.11)	20.0%	$(0.72)	$(0.58)	$(0.14)	24.1%
Operating cash cost per pound net of by-product revenues	$0.81	$0.98	$(0.17)	(17.3)%	$0.80	$0.93	$(0.13)	(14.0)%

(1)   These are non-GAAP measures. Please see page 49 for reconciliation to GAAP measure.

(2)   Net of metallurgical losses.

As seen on the table above, our cash cost per pound before by-product revenues in the second quarter was six cents lower than in the same period of 2017. This decrease was the result of 1.8% lower production cost and the unit cost effect of 1.6% higher production. Meanwhile, our cash cost per pound before by-product revenues for the six months ended June 30, 2018 was 1.3% higher than in the same period of 2017 principally due to the unit cost effect of 1.3% lower production, higher costs per pound from selling, general and administrative expenses and higher production cost, partially offset by lower treatment and refining charges

In addition, our per pound cash cost for the three months and six months ended June 30, 2018, when calculated net of by-product revenues, were 17 cents and 13 cents lower than in the same period of 2017, respectively. This improvement was mainly the result of the higher prices for our major by-products.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining six months of 2018, assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Zinc	Molybdenum	Silver
Change in metal prices (per pound except silver — per ounce)	$0.10	$0.10	$1.00	$1.00
Change in net earnings (in millions)	$71.4	$7.2	$14.4	$5.7

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

Capital Investment Programs: We made capital investments of $549.6 million in the six months ended June 30, 2018, compared with $497.7 million in the same period of 2017. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

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

The ore will be transported from the pit to the primary crushers of the La Caridad copper concentrator through a new off road truck road, and will significantly improve the over-all mineral ore grade (from 0.34% at La Caridad to 0.78% expected from Pilares). Environmental permit studies are completed and will be presented to the environmental authorities. We continue with the mine plan preparation, including the final outline design for the road through which the ore will be transported to the La Caridad mill. An investment of $159 million is estimated to produce 35,000 tons of copper in concentrates per year. We expect this project to start producing in 2019.

Projects in Peru:

We currently have a portfolio of Board approved projects in Peru, with a total capital budget of $2,900 million, out of which $1,700 million have already been invested.

Toquepala Expansion Project - Tacna: This $1,255 million project includes a new state-of-the-art concentrator which will increase Toquepala’s annual copper production by 100,000 tons to reach 245,000 tons in 2019, a 69% production increase. Through June 30, 2018, we have invested $1,042.3 million in this expansion. The project has reached 95% progress and is expected to initiate production in the third quarter of 2018.

The project to improve the crushing process at Toquepala with the installation of a High Pressure Grinding Roll (HPGR) system, has as its main objective, to ensure that our existing concentrator will operate at its maximum annual production capacity of 117,000 tons of copper while reducing operating costs through ore crushing efficiencies, even with an increase of the ore material hardness index. The budget for this project is $50 million and as of June 30, 2018, we have invested $42 million in this project. We are in the commissioning process and expect to start the ramping up and production during the third quarter of 2018.

Cuajone tailing thickeners project — Moquegua: This project will replace two of the three existing thickeners at the concentrator with a new hi-rate thickener. The purpose is to streamline the concentrator flotation process and improve water recovery efficiency, increasing the tailings solids content from 54% to 61%, thereby reducing fresh water consumption and replacing it with recovered water. Equipment assembly is completed and we are in the commissioning process. As of June 30, 2018, we have invested $29 million in this project out of the approved capital budget of $30 million. We expect the project to be completed by the end of 2018.

Tailings disposal at Quebrada Honda - Moquegua: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We finished the second stage with the installation of a new cyclone battery station that allows us to place more slurry at the dams. We are working to improve several operational processes of this facility. The project has a total budgeted cost of $116 million. We have invested $94 million through June 30, 2018 and expect the project to be completed in the fourth quarter of 2018.

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

El Arco — Baja California: This is a world class copper deposit located in the central part of the Baja California peninsula, with ore reserves of over 2.7 billion tons with an ore grade of 0.399% and 0.11 grams of gold per ton. This project, includes an open-pit mine combining concentrator and SX-EW operations with an estimated production of 190,000 tons of copper and 105,000 ounces of gold annually. Between July 2015 and February 2016, we conducted a drilling program of 20,170 meters in order to further define the deposit at lower depths of between 300 and 600 meters.

El Pilar - Sonora: This is a fully permitted, low capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 325 million tons of ore with an average copper grade of 0.287%. El Pilar will operate as a conventional open-pit mine and copper cathodes will be produced using the highly cost efficient and environmentally friendly SX-EW technology. Average annual production is currently estimated at 35,000 tons of copper cathodes over an initial 13-year mine life, with start of commercial operations forecasted for 2019. On a preliminary basis, we estimate a development investment of approximately $310 million. During 2018 we continued with the metallurgical testing program, as well as with social development work with local communities. We are also concluding a preliminary economic study of the project.

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

Los Chancas - Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton, as well as 181 million tons of mineralized leachable material with a total copper content of 0.357%.  Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to annually produce 130,000 tons of copper and 7,500 tons of molybdenum. The estimated capital investment is $2,800 million and is expected to be in operation in 2022. We continued with the development of social and environmental improvements for the local communities while we conduct the environmental impact assessment during 2018.

Michiquillay Project - Cajamarca: On June 12, 2018, Southern Copper signed a contract and made an initial payment of $12.5 million for the acquisition of the Michiquillay project in Cajamarca, Peru. The Company has created a multidisciplinary management team to plan the development of this project.

Michiquillay is a world class mining project with estimated mineralized material of 1,150 million tons with an estimated copper grade of 0.63%. When developed, we expect Michiquillay to produce 225,000 tons of copper per year (along with by-products of molybdenum, gold and silver) for an initial mine life of more than 25 years, at a competitive cash-cost. We estimate an investment of approximately $2.5 billion will be required and expect production start-up by 2025, with Michiquillay becoming one of Peru´s largest copper mines. The project will create significant business opportunities in the Cajamarca region, generate new jobs for the local communities and contribute with taxes and royalties to the national, regional and local governments.

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

RESULTS OF OPERATIONS

The following table highlights key financial results for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Net sales	$1,837.2	$1,529.8	$307.4	20.1%	$3,678.4	$3,113.8	$564.6	18.1%
Operating costs and expenses	(1,049.6)	(1,003.9)	(45.7)	4.6%	(2,117.4)	(2,017.4)	(100.0)	5.0%
Operating income	787.6	525.9	261.7	49.8%	1,561.0	1,096.4	464.6	42.4%
Non-operating income (expense)	(68.9)	(68.6)	(0.3)	0.4%	(138.0)	(153.8)	15.8	(10.3)%
Income before income taxes	718.7	457.3	261.4	57.2%	1,423.0	942.6	480.4	51.0%
Income taxes	(309.1)	(160.3)	(148.8)	92.8%	(545.7)	(336.6)	(209.1)	62.1%
Equity earnings of affiliate	1.5	3.5	(2.0)	(57.1)%	5.6	9.7	(4.1)	(42.3)%
Net income attributable to non-controlling interest	(1.5)	(0.8)	(0.7)	87.5%	(2.6)	(1.6)	(1.0)	62.5%
Net income attributable to SCC	$409.6	$299.7	$109.9	36.7%	$880.3	$614.1	$266.2	43.3%

NET SALES

Net sales for the second quarter 2018 were $1,837.2 million, compared to $1,529.8 million in the second quarter 2017, an increase of $307.4 million. This 20.1% increase was principally the result of higher metal prices as shown below.

Net sales in the first six months of 2018 were $3,678.4 million, compared to $3,113.8 million in the first six months of 2017, an increase of $564.6 million. This 18.1% increase was principally the result of higher metal prices as shown below, and also due to higher sales volume of silver (+8.1%); partially offset by lower sales volume of copper (-3.2%).

The table below outlines the average published market metals prices for our metals for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Copper ($ per pound – LME)	$3.12	$2.57	21.4%	$3.14	$2.61	20.3%
Copper ($ per pound – COMEX)	$3.09	$2.58	19.8%	$3.12	$2.62	19.1%
Molybdenum ($ per pound) (1)	$11.55	$8.00	44.4%	$11.85	$7.87	50.6%
Zinc ($ per pound – LME)	$1.41	$1.18	19.5%	$1.48	$1.22	21.3%
Silver ($ per ounce – COMEX)	$16.50	$17.19	(4.0)%	$16.59	$17.32	(4.2)%

(1)   Platt’s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Copper	81.0%	82.1%	80.5%	81.6%
Molybdenum	5.7%	4.4%	6.5%	5.1%
Silver	4.5%	4.9%	4.2%	4.8%
Zinc	5.2%	5.0%	5.2%	5.0%
Other by-products	3.6%	3.6%	3.6%	3.5%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product for the three and six months ended June 30, 2018 and 2017 (in million pounds):

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Refined (including SX-EW)	278.8	295.5	(16.7)	(5.6)%	566.9	603.1	(36.2)	(6.0)%
Rod	81.0	70.4	10.6	15.1%	163.9	143.8	20.1	14.0%
Concentrates and other	120.6	127.0	(6.4)	(5.0)%	218.7	233.7	(15.0)	(6.5)%
Total	480.4	492.9	(12.5)	(2.5)%	949.5	980.6	(31.1)	(3.2)%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Copper Sales by product type	2018	2017	2018	2017
Refined (including SX-EW)	58.0%	60.0%	59.7%	61.5%
Rod	16.9%	14.3%	17.3%	14.7%
Concentrates and other	25.1%	25.8%	23.0%	23.8%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Power	12.6%	16.7%	14.4%	18.3%
Labor	14.8%	13.7%	13.8%	13.6%
Fuel	14.9%	13.8%	14.8%	13.7%
Maintenance	18.8%	18.7%	19.2%	18.9%
Operating material	19.3%	18.9%	19.1%	18.7%
Other	19.6%	18.2%	18.7%	16.8%
Total Production Cost	100.0%	100.0%	100.0%	100.0%

Second quarter: Operating costs and expenses were $1,049.6 million in the second quarter of 2018 compared to $1,003.9 million in the second quarter of 2017. The increase of $45.7 million was primarily due to:

Operating cost and expenses for the second quarter 2017	$1,003.9
Plus:
• Higher volume and cost of metals purchased from third parties; partially offset by,	47.6
• Lower other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower power costs and lower foreign currency transaction effect, partially offset by higher workers’ participation expense and higher fuel costs.	(0.7)
• Higher selling, general and administrative expenses.	4.0
• Higher exploration expense.	3.4
Less:
• Lower depreciation, amortization and depletion expense.	(8.6)
Operating cost and expenses for the second quarter 2018	$1,049.6

Six months: Operating costs and expenses were $2,117.4 million in the first six months of 2018 compared to $2,017.4 million in the first six months of 2017. The increase of $100.0 million was primarily due to:

Operating cost and expenses for the first six months 2017	$2,017.4
Plus:
• Higher volume and cost of metals purchased from third parties; partially offset by,	117.1
• Lower other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower power costs and lower inventory consumption, partially offset by higher workers’ participation expense and higher fuel costs.	(37.5)
• Reversal in 2017 of over-accrual of Sonora River remediation costs.	10.2
• Higher selling, general and administrative expenses.	6.7
• Higher exploration expense.	3.5
Operating cost and expenses for the first six months 2018	$2,117.4

NON-OPERATING INCOME (EXPENSE)

Non-operating income and expense were a net expense of $68.9 million and $138.0 million in the three and six months ended June 30, 2018, respectively, compared to a net expense of $68.6 million and $153.8 million in the comparable periods of 2017.

Second quarter: The higher expense of $0.3 million was primarily due to:

•                  $ (6.2) million of lower miscellaneous income, net,

•                  $ (1.0) million of higher interest expense, partially offset by,

•                  $ 5.4 million of higher capitalized interest, and

•                  $ 1.5 million of higher interest income.

Six months: The lower expense of $15.8 million was primarily due to:

•                  $ 14.4 million of lower interest expense due to an adjustment in capitalized interest computation recorded in 2017,

•                  $ 11.5 million of higher capitalized interest,

•                  $ 3.2 million of higher interest income, partially offset by,

•                  $ (13.3) million of lower miscellaneous income, net.

INCOME TAXES

	Six months ended June 30,
	2018	2017
Provision for income taxes (in millions)	$545.7	$336.6
Effective income tax rate	38.3%	35.7%

These provisions include income taxes for Peru, Mexico and the United States. In addition, a Mexican royalty tax, a portion of the Peruvian royalty tax and the Peruvian special mining tax are included in the income tax provision. The increase in the effective tax rate for the first six months of 2018 from the same period in the prior year is primarily due to the Company no longer receiving the benefit for the generation of foreign tax credits, as well as the recording of the effect of the Global Intangible Low Taxed Income (GILTI) which is a result of the U.S. Tax Cuts and Jobs Act of December 22, 2017. For further information, please see Note 4 “Income taxes”.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales (million pounds):	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Peruvian operations	183.2	178.9	4.3	2.4%	360.5	351.4	9.1	2.6%
Mexican open-pit	297.2	314.0	(16.8)	(5.4)%	589.0	629.2	(40.2)	(6.4)%
Mexican IMMSA unit	6.1	3.9	2.2	56.4%	10.2	8.5	1.7	20.0%
Other and intersegment elimination	(6.1)	(3.9)	(2.2)	(56.4)%	(10.2)	(8.5)	(1.7)	(20.0)%
Total	480.4	492.9	(12.5)	(2.5)%	949.5	980.6	(31.1)	(3.2)%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
By-product Sales (in million pounds, except silver – in million ounces)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Peruvian operations
Molybdenum contained in concentrates	3.7	4.6	(0.9)	(19.6)%	7.4	9.4	(2.0)	(21.3)%
Silver	1.1	1.1	—	—	2.0	1.9	0.1	5.3%

Mexican open-pit
Molybdenum contained in concentrates	8.3	7.6	0.7	9.2%	16.1	14.3	1.8	12.6%
Silver	2.9	2.5	0.4	16.0%	5.5	5.3	0.2	3.8%

Mexican IMMSA unit
Zinc – refined and in concentrate	64.0	61.7	2.3	3.7%	122.2	121.2	1.0	0.8%
Silver	1.5	1.2	0.3	25.0%	2.8	2.4	0.4	16.7%

Other and intersegment elimination
Silver	(0.4)	(0.4)	—	—	(0.9)	(0.9)	—	—

Total by-product sales
Molybdenum contained in concentrates	12.0	12.2	(0.2)	(1.6)%	23.5	23.7	(0.2)	(0.8)%
Zinc – refined and in concentrate	64.0	61.7	2.3	3.7%	122.2	121.2	1.0	0.8%
Silver	5.1	4.4	0.7	15.6%	9.4	8.7	0.7	8.1%

Peruvian Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Net sales	$641.8	$522.7	$119.1	22.8%	$1,284.7	$1,044.2	$240.5	23.0%
Operating costs and expenses	(441.4)	(411.3)	(30.1)	7.3%	(895.0)	(773.4)	(121.6)	15.7%
Operating income	$200.4	$111.4	$89.0	79.9%	$389.7	$270.8	$118.9	43.9%

Second quarter: Net sales in the second quarter of 2018 were $641.8 million compared to $522.7 million in the second quarter of 2017. The increase in net sales was mainly the result of higher copper and molybdenum prices and higher copper sales volume (+2.4%), partially offset by lower molybdenum sales volume (-19.6%).

Operating costs and expenses in the second quarter of 2018 increased by $30.1 million to $441.4 million from $411.3 million in the second quarter of 2017, primarily due to:

Operating cost and expenses for the second quarter 2017	$411.3
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher workers’ participation expense, higher labor and fuel costs; partially offset by lower inventory consumption and lower metals purchased from third parties.	24.1
• Higher exploration expenses.	4.7
• Higher depreciation, amortization and depletion expense.	0.8
• Higher selling, general and administrative expenses.	0.5
Operating cost and expenses for the second quarter 2018	$441.4

Six months: Net sales in the first six months of 2018 were $1,284.7 million compared to $1,044.2 million in the comparable period of 2017. The increase in net sales was mainly the result of higher metal prices and higher copper (+2.4%) and silver (+5.3%) sales volumes, partially offset by lower molybdenum sales volume (-21.3%).

Operating costs and expenses in the first six months of 2018 increased by $121.6 million to $895.0 million from $773.4 million in the first six months of 2017, primarily due to:

Operating cost and expenses for the first six months 2017	$773.4
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, higher cost of metals purchased from third parties, higher fuel costs and higher workers’ participation expense; partially offset by lower energy costs.	98.2
• Higher depreciation, amortization and depletion expense.	17.3
• Higher exploration expenses.	5.2
• Higher selling, general and administrative expenses.	0.9
Operating cost and expenses for the first six months 2018	$895.0

Mexican Open-pit Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Net sales	$1,061.1	$899.8	$161.3	17.9%	$2,129.7	$1,852.0	$277.7	15.0%
Operating costs and expenses	(500.8)	(503.3)	2.5	(0.5)%	(1,017.2)	(1,067.1)	49.9	(4.7)%
Operating income	$560.3	$396.5	$163.8	41.3%	$1,112.5	$784.9	$327.6	41.7%

Second quarter: Net sales in the second quarter of 2018 were $1,061.1 million, compared to $899.8 million in the second quarter of 2017. The increase of $161.3 million was principally due to higher metal prices and higher silver (+16.0%) and molybdenum (+9.2%) sales volumes, partially offset by lower copper sales volume (-5.4%).

Operating costs and expenses in the second quarter of 2018 decreased by $2.5 million to $500.8 million from $503.3 million in the same 2017 period, primarily due to:

Operating cost and expenses for the second quarter 2017	$503.3
Less:
• Lower depreciation, amortization and depletion expense.	(18.1)
• Lower exploration expenses.	(0.2)
Plus:
• Higher volume and cost of metals purchased from third parties; partially offset by,	50.6
• Lower other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower power costs and foreign currency transaction effect, partially offset by higher workers’ participation expense and higher inventory consumption.	(37.4)
• Higher selling, general and administrative expenses.	2.6
Operating cost and expenses for the second quarter 2018	$500.8

Six months: Net sales in the first six months of 2018 were $2,129.7 million, compared to $1,852.0 million in the first six months of 2017. The increase of $277.7 million was principally due to higher metal prices and higher silver (+3.8%) and molybdenum (+12.6%) sales volumes, partially offset by lower copper sales volume (-6.4%).

Operating costs and expenses in the first six months of 2018 decreased by $49.9 million to $1,017.2 million from $1,067.1 million in the comparable 2017 period, primarily due to:

Operating cost and expenses for the first six months 2017	$1,067.1
Less:
• Lower inventory consumption.	(74.9)
• Lower other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower power costs and foreign currency transaction effect; partially offset by higher workers’ participation expense and higher fuel costs.	(35.1)
• Lower depreciation, amortization and depletion expense.	(24.2)
• Lower exploration expenses.	(0.1)
Plus:
• Higher volume and cost of metals purchased from third parties.	69.7
• Reversal in 2017 of over-accrual of previously recorded Sonora River remediation costs, due to the completion of remediation activities.	10.2
• Higher selling, general and administrative expenses.	4.5
Operating cost and expenses for the first six months 2018	$1,017.2

Mexican Underground Operations (IMMSA):

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Net sales	$153.1	$124.9	$28.2	22.6%	$302.4	$255.7	$46.7	18.3%
Operating costs and expenses	(115.7)	(106.8)	(8.9)	8.3%	(225.9)	(206.1)	(19.8)	9.6%
Operating income	$37.4	$18.1	$19.3	106.6%	$76.5	$49.6	$26.9	54.2%

Second quarter: Net sales in the second quarter of 2018 were $153.1 million, compared to $124.9 million in the second quarter of 2017. This increase of $28.2 million was primarily due to higher metal prices and higher copper (+56.4%) and silver (+25.0%) sales volumes.

Operating costs and expenses in the second quarter of 2018 increased by $8.9 million to $115.7 million from $106.8 million in the second quarter of 2017, primarily due to:

Operating cost and expenses for the second quarter 2017	$106.8
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties and higher workers’ participation expense; partially offset by lower power costs.	9.5
• Higher selling, general and administrative expenses.	0.5
• Higher exploration expenses.	0.3
Less:
• Lower depreciation, amortization and depletion expense.	(1.4)
Operating cost and expenses for the second quarter 2018	$115.7

Six months: Net sales in the first six months of 2018 were $302.4 million, compared to $255.7 million in the comparable period of 2017. This increase of $46.7 million was primarily due to higher metal prices and higher copper (+20.0%) and silver (+16.7%) sales volumes.

Operating costs and expenses in the first six months of 2018 increased by $19.8 million to $225.9 million from $206.1 million in the comparable period of 2017, primarily due to:

Operating cost and expenses for the first six months 2017	$206.1
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties and higher workers’ participation expense; partially offset by lower power costs.	22.0
• Higher exploration expense.	0.9
• Higher selling, general and administrative expenses.	0.7
Less:
• Lower depreciation, amortization and depletion expense.	(3.8)
Operating cost and expenses for the first six months 2018	$225.9

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the first six months of 2018 and 2017 (in millions):

	2018	2017	Variance
Net cash provided by (used in) operating activities	$1,056.1	$843.9	$212.2
Net cash provided by (used in) investing activities	$(561.9)	$(485.4)	$(76.5)
Net cash provided by (used in) financing activities	$(464.6)	$(154.3)	$(310.3)

Net cash provided by operating activities:

The change in net cash from operating activities for the first six months of 2018 and 2017 include (in millions):

	2018	2017	Variance	% Change
Net income	$882.9	$615.7	267.2	43.4%
Depreciation, amortization and depletion	324.6	324.6	—	—
Benefit for deferred income taxes	(15.5)	(40.7)	25.2	(61.9)%
Loss (income) on foreign currency transaction effect	26.4	52.8	(26.4)	(50.0)%
Other adjustments to net income	(8.4)	3.6	(12.0)	(333.3)%
Change in operating assets and liabilities	(153.9)	(112.2)	(41.8)	37.3%
Net cash provided by operating activities	$1,056.1	$843.9	$212.2	25.1%

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts and changes in operating assets and liabilities.

Six months ended June 30, 2018: Net income was $882.9 million, approximately 83.6% of the net operating cash flow. A net increase in operating assets and liabilities decreased operating cash flow by $153.9 million and included:

•                  $77.5 million decrease in trade accounts receivable.

•                  $(87.6) million of net increase in inventory, which included $(126.1) million of higher non-current leaching inventory, $(10.7) million of higher supplies inventories for our operations and $(12.1) million of finished goods partially offset by $61.3 million of lower inventories in process.

•                  $(94.6) million decrease in accounts payable and accrued liabilities, which included $(138.2) million of workers’ participation paid at our Mexican operations, partially offset by $43.6 million of higher other liabilities.

•                  $(49.2) million increase in other operating assets and liabilities, which included principally $(50.1) million of higher related parties receivables.

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

•                  $(123.4) million decrease in accounts payable and accrued liabilities, which included $(106.0) million of workers’ participation paid at our Mexican operations and $(17.4) million of lower other liabilities.

•                  $87.7 million decrease in other operating assets and liabilities, which included principally $89.0 million of lower prepaid taxes.

Net cash used for investing activities:

Six months ended June 30, 2018: Net cash used for investing activities included $549.6 million for capital investments. The capital investments included:

•                  $185.3 million of investments at our Mexican operations:

•                  $46.5 million for the new tailing disposal deposit at the Buenavista mine,

•                  $6.6 million for the over elevation of tailings deposit N° 7 at the La Caridad Mine,

•                  $9.1 million for the new Buenavista concentrator,

•                  $2.3 million for the Sonora River water restitution system located in the Moritas basin,

•                  $23.8 million at our IMMSA unit,

•                  $89.0 million for various other replacement and maintenance expenditures, and

•                  $8.0 million decrease in capital expenditures incurred but not yet paid.

•                  $364.3 million of investments at our Peruvian operations:

•                  $168.0 million for the Toquepala concentrator expansion project,

•                  $9.5 million for the tailings disposal at Quebrada Honda project,

•                  $4.4 million for the High Pressure Grinding Roll (HPGR) system in Toquepala,

•                  $6.1 million for the Toquepala mine equipment acquisition,

•                  $96.3 million for various other replacement and maintenance expenditures, and

•                  $80.0 million decrease in capital expenditures incurred but not yet paid.

The first six months of 2018 investment activities also include $0.2 million of net purchases of short-term investments, and $12.5 million for the initial payment for the acquisition of the Michiquillay project.

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

•                  $13.8 million for the new tailing disposal deposit at the Buenavista mine,

•                  $12.6 million for the Quebalix IV project,

•                  $8.6 million for the solutions system improvements of Tinajas,

•                  $6.3 million for new projects infrastructure,

•                  $11.0 million at our IMMSA unit,

•                  $111.2 million for various other replacement expenditures, and

•                  $(7.4) million increase in capital expenditures incurred but not yet paid.

•                  $329.0 million of investments at our Peruvian operations:

•                  $99.8 million for the Toquepala concentrator expansion project,

•                  $33.5 million for the Heavy Mineral Management Optimizing Project in Cuajone,

•                  $14.6 million for the Tailing Thickener replacement project in Cuajone

•                  $15.6 million for the Maintenance shop improvement in Cuajone,

•                  $11.6 million for the relocation of fresh water pipeline in Cuajone,

•                  $79.1 million for various other replacement expenditures, and

•                  $74.8 million decrease in capital expenditures incurred but not yet paid.

The first six months of 2017 investment activities also include $11.2 million of net proceeds from short-term investments.

Net cash used for financing activities:

Net cash used for financing activities in the six months ended June 30, 2018 was $464.6 million, compared to $154.3 million in the six months ended June 30, 2017. The first six months of 2018 included a dividend distribution of $463.8 million, compared to a distribution of $154.6 million in the same period of 2017.

Dividends:

On May 22, 2018, we paid a dividend of $0.30 per share totaling $231.9 million. On July 19, 2018, our Board of Directors authorized a quarterly dividend of $0.40 per share, expected to total $309.2 million, to be paid on August 21, 2018 to SCC shareholders of record at the close of business on August 8, 2018.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the first six months of 2018. Please see item 7 in Part II of our 2017 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 36) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$851.7	$1.82	$804.8	$1.74	$1,728.2	$1.91	$1,648.6	$1.79
Add:
Selling, general and administrative	26.2	0.06	22.2	0.05	50.3	0.06	43.6	0.05
Sales premiums, net of treatment and refining charges	4.1	0.01	11.2	0.02	3.3	—	16.5	0.02
Less:
Workers’ participation	(61.4)	(0.13)	(39.0)	(0.08)	(117.3)	(0.13)	(86.0)	(0.09)
Cost of metal purchased from third parties	(105.9)	(0.23)	(58.3)	(0.13)	(252.8)	(0.28)	(135.7)	(0.15)
Other cost of sales, net	(22.2)	(0.05)	(44.2)	(0.09)	(78.1)	(0.09)	(116.8)	(0.13)
Inventory change	(2.3)	(0.01)	9.0	0.02	44.9	0.05	12.8	0.01
Operating cash cost before by-products revenues	$690.2	$1.47	$705.7	$1.53	$1,378.5	$1.52	$1,383.0	$1.50
Add:
By-product revenues (1)	(294.1)	(0.63)	(240.3)	(0.52)	(615.9)	(0.68)	(507.2)	(0.55)
Net revenue on sale of metal purchased from third parties	(14.1)	(0.03)	(13.9)	(0.03)	(35.3)	(0.04)	(22.9)	(0.03)
Total by-product revenues	(308.2)	(0.66)	(254.2)	(0.55)	(651.2)	(0.72)	(530.1)	(0.58)

Operating cash cost, net of by-product revenues	$382.0	0.81	$451.5	0.98	$727.3	0.80	$852.9	0.92

Total pounds of copper produced (in millions)	469.6		462.3		907.4		919.3

(1)               By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Molybdenum	$(104.5)	$(0.22)	$(67.1)	$(0.15)	$(240.8)	$(0.27)	$(160.0)	$(0.17)
Silver	(62.8)	(0.13)	(66.8)	(0.14)	(123.1)	(0.13)	(131.8)	(0.14)
Zinc	(66.1)	(0.14)	(55.1)	(0.12)	(129.2)	(0.14)	(114.5)	(0.13)
Sulfuric Acid	(27.1)	(0.06)	(17.7)	(0.04)	(52.7)	(0.06)	(34.1)	(0.04)
Gold and others	(33.6)	(0.08)	(33.6)	(0.07)	(70.1)	(0.08)	(66.8)	(0.07)
Total	$(294.1)	$(0.63)	$(240.3)	$(0.52)	$(615.9)	$(0.68)	$(507.2)	$(0.55)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended June 30, 2018.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Peru:
Peruvian inflation rate	0.3%	(0.7)%	1.2%	1.2%

Initial exchange rate	3.229	3.249	3.245	3.360
Closing exchange rate	3.274	3.255	3.274	3.255
Appreciation/(devaluation)	(1.3)%	(0.2)%	(0.9)%	3.1%

Mexico:
Mexican inflation rate	(0.1)%	0.3%	1.1%	3.2%

Initial exchange rate	18.345	18.809	19.735	20.664
Closing exchange rate	19.863	17.897	19.863	17.897
Appreciation/(devaluation)	(8.3)%	4.9%	(0.6)%	13.4%

Change in monetary position:

Assuming an exchange rate variance of 10% at June 30, 2018 we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect on net earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. sol	$14.4
Devaluation of 10% in U.S. dollar vs. sol	$(17.6)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$13.6
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(16.7)

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended June 30, 2018.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2018, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2018, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.              Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.              Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements.

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of June 30, 2018, the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and six month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

July 30, 2018

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

There have been no material changes to our risk factors during the three months ended June 30, 2018. For additional information on risk factors, refer to “Risk Factors”  included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018.

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

There has not been activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price of SCC common shares at June 30, 2018 was $46.87 and the maximum number of shares that the Company could purchase at that price is 1.7 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of June 30, 2018.

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

4.17	Form of 3.875% Notes due 2025. (Filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

4.18	Form of 5.875% Notes due 2045. (Filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

10.1	Directors’ Stock Award Plan of the Company, as amended through January 28, 2023. (Filed as an exhibit to the Company’s 2018 Proxy Statement and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2018 and 2017; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2018 and

2017; (iii) the Condensed Consolidated Balance Sheet at June 30, 2018 and December 31, 2017; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2018 and 2017; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

4.17	Form of 3.875% Notes due 2025. (Filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

4.18	Form of 5.875% Notes due 2045. (Filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

10.1	Directors’ Stock Award Plan of the Company, as amended through January 28, 2023. (Filed as an exhibit to the Company’s 2018 Proxy Statement and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2018 and 2017;

(ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iii) the Condensed Consolidated Balance Sheet at June 30, 2018 and December 31, 2017; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2018 and 2017; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

July 30, 2018

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

July 30, 2018