Form 10-Q
period 2018-09-30
SOUTHERN COPPER CORP/
filed 2018-10-31
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2018 there were outstanding 773,044,469 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)

Net sales (including sales to related parties, see Note 7)	$1,723.7	$1,676.5	$5,402.1	$4,790.2
Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	824.0	781.5	2,552.2	2,430.2
Selling, general and administrative	26.4	25.0	76.7	68.6
Depreciation, amortization and depletion	170.6	169.3	495.2	493.8
Exploration	6.0	8.1	20.3	18.9
Environmental remediation	—	—	—	(10.2)
Total operating costs and expenses	1,027.0	983.9	3,144.4	3,001.3

Operating income	696.7	692.6	2,257.7	1,788.9

Interest expense	(90.1)	(90.3)	(270.6)	(285.1)
Capitalized interest	20.9	18.7	63.6	49.7
Other income (expense)	(7.6)	(6.2)	(13.1)	1.6
Interest income	4.4	1.8	9.8	4.0
Income before income taxes	624.3	616.6	2,047.4	1,559.1

Income taxes (including royalty taxes, see Note 4)	257.9	220.1	803.6	556.6
Net income before equity earnings of affiliate	366.4	396.5	1,243.8	1,002.5
Equity earnings of affiliate, net of income tax	4.3	6.3	9.9	16.1

Net income	370.7	402.8	1,253.7	1,018.6

Less: Net income attributable to the non-controlling interest	1.3	1.0	3.9	2.6

Net income attributable to SCC	$369.4	$401.8	$1,249.8	$1,016.0

Per common share amounts attributable to SCC:
Net earnings - basic and diluted	$0.48	$0.52	$1.62	$1.31
Dividends paid	$0.40	$0.14	$1.00	$0.34

Weighted average common shares outstanding - basic and diluted	773.0	773.0	773.0	773.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Net income and comprehensive income	$370.7	$402.8	$1,253.7	$1,018.6
Comprehensive income attributable to the non-controlling interest	1.3	1.0	3.9	2.6
Comprehensive income attributable to SCC	$369.4	$401.8	$1,249.8	$1,016.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2018	2017
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$967.3	$1,004.8
Short-term investments	236.5	50.5
Accounts receivable trade	778.4	890.6
Accounts receivable other (including related parties 2018 - $90.7 and 2017 - $26.1)	164.6	85.8
Inventories	1,007.6	1,041.9
Prepaid taxes	87.6	85.5
Other current assets	31.2	11.0
Total current assets	3,273.2	3,170.1

Property and mine development, net	9,311.8	9,099.6
Ore stockpiles on leach pads	1,143.0	977.4
Intangible assets, net	150.8	152.5
Deferred income tax	181.3	164.9
Equity method investment	103.6	99.7
Other assets	153.0	115.9
Total assets	$14,316.7	$13,780.1

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2018 - $79.5 and 2017 - $90.1)	$688.5	$659.8
Accrued income taxes	187.8	226.4
Accrued workers’ participation	164.6	176.9
Accrued interest	133.1	83.9
Other accrued liabilities	33.9	21.3
Total current liabilities	1,207.9	1,168.3

Long-term debt	5,959.3	5,957.1
Deferred income taxes	37.7	38.5
Non-current taxes payable	207.1	207.1
Other liabilities and reserves	58.4	37.2
Asset retirement obligation	215.8	222.5
Total non-current liabilities	6,478.3	6,462.4

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock	8.8	8.8
Additional paid-in capital	3,391.8	3,373.3
Retained earnings	6,203.0	5,726.2
Accumulated other comprehensive income	0.5	0.5
Treasury stock, at cost, common shares	(3,018.0)	(3,001.1)
Total Southern Copper Corporation stockholders’ equity	6,586.1	6,107.7
Non-controlling interest	44.4	41.7
Total equity	6,630.5	6,149.4

Total liabilities and equity	$14,316.7	$13,780.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
OPERATING ACTIVITIES
Net income	$370.7	$402.8	$1,253.7	$1,018.6
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, amortization and depletion	170.6	169.3	495.2	493.8
Equity earnings of affiliate, net of dividends received	(3.4)	(4.3)	(3.9)	(8.3)
Loss (gain) on foreign currency transaction effect	4.8	(2.0)	31.2	50.8
(Benefit) provision for deferred income taxes	(2.2)	(20.9)	(17.7)	(61.7)
Other, net	3.5	3.6	(4.4)	11.2

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	34.8	(210.1)	112.3	(238.3)
Decrease (increase) in inventories	(43.6)	(72.3)	(131.2)	(120.5)
Increase (decrease) in accounts payable and accrued liabilities	175.1	113.9	80.5	(9.5)
Decrease (increase) in other operating assets and liabilities	22.5	56.1	(26.8)	143.9
Net cash provided by operating activities	732.8	436.1	1,788.9	1,280.0

INVESTING ACTIVITIES
Capital investments	(282.3)	(212.7)	(831.8)	(710.4)
Proceeds from sale (purchase) of short-term investments, net	(185.8)	9.6	(186.0)	20.8
Other	0.2	(0.1)	(12.0)	1.0
Net cash used in investing activities	(467.9)	(203.2)	(1,029.8)	(688.6)

FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(309.2)	(108.2)	(773.0)	(262.8)
Other	(0.2)	(0.2)	(1.0)	0.1
Net cash used in financing activities	(309.4)	(108.4)	(774.0)	(262.7)

Effect of exchange rate changes on cash and cash equivalents	(20.7)	(14.7)	(22.6)	(76.2)

(Decrease) increase in cash and cash equivalents	(65.2)	109.8	(37.5)	252.5

Cash and cash equivalents, at beginning of period	1,032.5	688.7	1,004.8	546.0
Cash and cash equivalents, at end of period	$967.3	$798.5	$967.3	$798.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At September 30, 2018, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC”, “Southern Copper” or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company’s Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2018 and the results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. The December 31, 2017 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2017 and notes included in the Company’s 2017 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At September 30,	At December 31,
	2018	2017
Trading securities	$235.8	$49.5
Weighted average interest rate	2.2%	1.8%

Available-for-sale	$0.7	$1.0
Weighted average interest rate	0.7%	0.7%
Total	$236.5	$50.5

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and at September 30, 2018 and December 31, 2017, included corporate bonds and asset and mortgage backed obligations. As of September 30, 2018 and December 31, 2017, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Nine months ended
	September 30,				September 30,
	2018		2017		2018		2017
Trading securities:
Interest earned	$0.1		$0.2		$0.2		$0.6
Unrealized gain (loss) at the end of the period	$(0.2)		$0.1		$(0.2)		$0.1

Available-for-sale:
Interest earned	(*	)	(*	)	(*	)	(*	)
Investment redeemed	$0.1		$0.1		$0.3		$1.1

(*) Less than $0.1 million.

NOTE 3 - INVENTORIES:

Inventories were as follows:

(in millions)	At September 30, 2018	At December 31, 2017

Inventory, current:
Metals at average cost:
Finished goods	$50.7	$48.8
Work-in-process	269.8	308.0
Ore stockpiles on leach pads	308.9	320.9
Supplies at average cost:	378.2	364.2
Total current inventory	$1,007.6	$1,041.9

Inventory, non-current:
Ore stockpiles on leach pads	$1,143.0	$977.4

During the nine months ended September 30, 2018 and 2017 total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $393.6 million and $386.4 million, respectively. Leaching inventories recognized in cost of sales amounted to $240.0 million and $246.7 million for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the nine months of 2018 and 2017 consisted of (in millions):

	2018	2017
Statutory income tax provision	$698.5	$473.0
GILTI tax	15.2	—
Peruvian royalty	6.7	0.5
Mexican royalty	60.9	67.7
Peruvian special mining tax	22.3	15.4
Total income tax provision	$803.6	$556.6

Effective income tax rate	39.2%	35.7%

These provisions include income taxes for Peru, Mexico and the United States. In addition, a Mexican royalty tax, a portion of the Peruvian royalty tax and the Peruvian special mining tax are included in the income tax provision. The increase in the effective tax rate for the first nine months of 2018 from the same period in the prior year is primarily due to the Company no longer recording the benefit for 100% of the foreign tax credits generated annually, as well as the effect of the Global Intangible Low Taxed Income (GILTI). Both the GILTI provision and the reduced benefit to the Company for foreign tax credits are the result of the U.S. Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017.

The Act includes significant changes to existing U.S. tax laws and creates new complex tax provisions. Some of these provisions are still under legislative review and are subject to change. As of December 31, 2017, the Company recorded provisional impacts of the tax effects related to specific provisions and continues to evaluate and await further IRS guidance on other provisions. During the nine months ended September 30, 2018, no significant adjustments were made to the provisional amounts recorded at December 31, 2017. The Company has not fully completed its analysis of the Act and will continue to assess the impact of the final calculations during the fourth quarter of 2018.

The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Act. The Company has adopted SAB 118. Accordingly, the provisions of the Act deemed most relevant to the Company have been considered in preparation of its condensed consolidated financial statements.

Peruvian royalty and special mining tax: The mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $24.2 million and $15.4 million of royalty charge in the nine months of 2018 and 2017, respectively, of which $6.7 million and $0.5 million were included in income taxes in 2018 and 2017, respectively.

The special mining tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached. The Company has accrued $22.3 million and $15.4 million of special mining tax as part of the income tax provision for the nine months of 2018 and 2017, respectively.

Mexican mining royalty: Mexico has a mining royalty charge of 7.5% on earnings before taxes as defined by Mexican tax regulations and an additional royalty charge of 0.5% over gross income from sales of gold, silver and platinum. The Company has accrued $60.9 million and $67.7 million of royalty taxes as part of the income tax provision for the nine months of 2018 and 2017, respectively.

Accounting for uncertainty in income taxes: In the nine months of 2018, there were no changes in the Company’s uncertain tax positions.

NOTE 5 — REVENUE RECOGNITION:

The Company’s net sales were $5,402.1 million in the nine months ended September 30, 2018, compared to $4,790.2 million in the same period of 2017. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended September 30, 2018
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
The Americas:
Mexico	$329.3	$86.4	$—	$(17.2)	$398.5
United States	263.1	0.5	40.8	—	304.4
Peru	—	—	92.6	—	92.6
Brazil	—	6.6	55.9	—	62.5
Chile	—	—	42.4	—	42.4
Other American countries	15.2	0.5	—	—	15.7
Europe:
Switzerland	141.4	6.8	31.4	—	179.6
Italy	5.1	3.4	64.3	—	72.8
Spain	42.0	—	—	—	42.0
Other European countries	74.0	2.9	24.3	—	101.2
Asia:
Singapore	104.9	—	164.1	—	269.0
Japan	(4.7)	—	114.0	—	109.3
Other Asian countries	24.8	0.2	8.7	—	33.7
Total	$995.1	$107.3	$638.5	$(17.2)	$1,723.7

	Three Months Ended September 30, 2017
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
The Americas:
Mexico	$332.9	$77.2	$2.8	$(16.0)	$396.9
United States	272.3	10.1	47.5	—	329.9
Peru	—	—	94.5	—	94.5
Brazil	—	5.7	52.8	—	58.5
Chile	—	—	26.5	—	26.5
Other American countries	19.4	0.7	6.6	—	26.7
Europe:
Switzerland	91.1	1.8	29.0	—	121.9
Italy	7.9	3.7	62.3	—	73.9
Spain	34.8	—	—	—	34.8
Other European countries	35.1	4.2	19.4	—	58.7
Asia:
Singapore	172.1	—	115.4	—	287.5
Japan	35.5	—	98.9	—	134.4
Other Asian countries	22.2	0.1	10.0	—	32.3
Total	$1,023.3	$103.5	$565.7	$(16.0)	$1,676.5

	Nine Months Ended September 30, 2018
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
The Americas:
Mexico	$1,026.2	$307.0	$—	$(55.6)	$1,277.6
United States	782.4	6.1	139.1	—	927.6
Peru	—	—	292.7	—	292.7
Brazil	—	28.8	183.2	—	212.0
Chile	—	—	102.1	—	102.1
Other American countries	41.6	2.9	1.2	—	45.7
Europe:
Switzerland	340.4	33.9	105.8	—	480.1
Italy	18.2	16.8	224.6	—	259.6
Spain	130.7	—	—	—	130.7
Other European countries	195.7	13.4	72.4	—	281.5
Asia:
Singapore	389.0	—	443.1	—	832.1
Japan	68.7	—	333.2	—	401.9
Other Asian countries	132.0	0.7	25.8	—	158.5
Total	$3,124.9	$409.6	$1,923.2	$(55.6)	$5,402.1

	Nine Months Ended September 30, 2017
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
The Americas:
Mexico	$897.1	$253.2	$5.1	$(54.1)	$1,101.3
United States	733.0	33.7	105.8	—	872.5
Peru	—	0.8	264.4	—	265.2
Brazil	—	29.7	142.1	—	171.8
Chile	—	—	77.8	—	77.8
Other American countries	50.5	2.4	12.9	—	65.8
Europe:
Switzerland	316.9	7.6	55.1	—	379.6
Italy	22.2	12.1	205.7	—	240.0
Spain	100.2	—	—	—	100.2
Other European countries	162.4	17.8	55.7	—	235.9
Asia:
Singapore	427.6	1.4	378.6	—	807.6
Japan	70.0	—	281.0	—	351.0
Other Asian countries	95.4	0.4	25.7	—	121.5
Total	$2,875.3	$359.1	$1,609.9	$(54.1)	$4,790.2

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30, 2018
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$840.8	$9.9	$550.8	$(10.0)	$1,391.5
Molybdenum	89.2	—	48.4	—	137.6
Zinc	—	63.2	—	—	63.2
Silver	42.5	19.0	16.8	(6.6)	71.7
Other	22.6	15.2	22.5	(0.6)	59.7
Total	$995.1	$107.3	$638.5	$(17.2)	$1,723.7

	Three Months Ended September 30, 2017
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$898.9	$9.2	$502.6	$(9.2)	$1,401.5
Molybdenum	57.3	—	33.9	—	91.2
Zinc	—	59.8	—	0.2	60.0
Silver	42.3	16.5	17.7	(5.8)	70.7
Other	24.8	18.0	11.5	(1.2)	53.1
Total	$1,023.3	$103.5	$565.7	$(16.0)	$1,676.5

	Nine Months Ended September 30, 2018
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$2,661.9	$37.0	$1,686.7	$(32.2)	$4,353.4
Molybdenum	254.2	—	124.3	—	378.5
Zinc	—	253.0	—	(0.1)	252.9
Silver	133.2	63.4	50.6	(21.2)	226.0
Other	75.6	56.2	61.6	(2.1)	191.3
Total	$3,124.9	$409.6	$1,923.2	$(55.6)	$5,402.1

	Nine Months Ended September 30, 2017
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$2,515.5	$28.1	$1,428.0	$(28.2)	$3,943.4
Molybdenum	153.9	—	97.2	—	251.1
Zinc	—	215.5	—	0.2	215.7
Silver	132.7	56.4	51.6	(20.7)	220.0
Other	73.2	59.1	33.1	(5.4)	160.0
Total	$2,875.3	$359.1	$1,609.9	$(54.1)	$4,790.2

The following table presents information regarding the opening and closing balances of receivables by reporting segment of the Company for the nine months ended September 30, 2018 (in millions):

	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
As of September 30, 2018:
Trade receivables	$459.7	$47.3	$271.4	$—	$778.4
Related parties	81.8	—	—	8.9	90.7

As of December 31, 2017:
Trade receivables	$556.2	$79.7	$254.7	$—	$890.6
Related parties	18.0	—	—	8.1	26.1

Provisionally priced sales:  At September 30, 2018, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the September 30, 2018 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at September 30, 2018:

	Sales volume (million lbs.)	Priced at (per pound)	Month of settlement
Copper	51.3	$2.80	October 2018 through January 2019
Molybdenum	11.4	$11.80	October through December 2018

The provisional sales price adjustment included in accounts receivable and net sales at September 30, 2018 includes positive adjustments of $2.0 million and $0.3 million for copper and molybdenum, respectively.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 6 - ASSET RETIREMENT OBLIGATION:

The Company maintains an asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex as support for this obligation. The accepted value of the Lima office building, for this purpose, is $36.9 million. Through September 2018, the Company has provided guarantees of $32.3 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the Ilo smelter and refinery, and the shops and auxiliary facilities at the three units. In March 2016, MINEM approved the Mining Closure Plan for the Toquepala expansion project. The closure plan for the Tia Maria project was approved in February 2017. The Company, however, has not recorded a retirement obligation for the project as the construction permit has not been received, and work on the project is on hold. The Company believes that under these circumstances the recording of a retirement obligation is not appropriate. In accordance with requirements of Peruvian law, the Company in December 2017 and February 2018, submitted to MINEM revised closure plans for the Cuajone mine and the Ilo facilities respectively, which at

September 30, 2018 are pending approval. As a result of these new estimates, the Company has reduced the asset retirement obligation by $11.6 million in December 2017 and $5.2 million in the first quarter of 2018.

In 2010, the Company announced to the Mexican federal environmental authorities its closure plans for the copper smelter plant at San Luis Potosi. The Company developed a program for plant demolition and soil remediation with a cost of $66.2 million. In 2016, the environmental authorities approved the conclusion of the remediation effort. The Company continues studying the possibilities for this property in order to decide whether to sell or develop the property. The Company has recognized an estimated asset retirement obligation for its mining properties in Mexico as part of its environmental commitment. Even though there is currently no enacted law, statute, ordinance, written or oral contract requiring the Company to carry out mine closure and environmental remediation activities, the Company believes that a constructive obligation presently exists based on the remediation requirements caused by the closure of any facility. The overall cost recognized for mining closure in Mexico includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities. During 2018, the Company made a change in the estimate for the asset retirement obligation in its Mexican operations, mainly due to a change in the discount rate used to determine such obligation. The effect of this change was $10.4 million, which was recorded in the second quarter of 2018.

The following table summarizes the asset retirement obligation activity for the nine months ended September 30, 2018 and 2017 (in millions):

	2018	2017
Balance as of January 1	$222.5	$216.5
Changes in estimates	(15.6)	—
Payments	—	(0.3)
Accretion expense	8.9	9.4
Balance as of September 30,	$215.8	$225.6

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

Receivable and payable balances with related parties are shown below (in millions):

	At September 30, 2018	At December 31, 2017
Related parties receivable:
Grupo Mexico and affiliates:
Mexico Generadora de Energia, S. de R.L. (“MGE”)	$11.1	$16.2
Asarco LLC	74.1	4.1
Grupo Mexico	2.7	2.8
Compañia Perforadora Mexico, S.A.P.I. de C.V. and affiliates	1.4	1.4
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.5	1.1
Related to the controlling group:
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	0.2	—
Operadora de Cinemas, S.A. de C.V.	0.4	0.3
Boutique Bowling de Mexico, S.A. de C.V.	0.3	0.2
	$90.7	$26.1

	At September 30, 2018	At December 31, 2017
Related parties payable:
Grupo Mexico and affiliates:
MGE	$37.3	$38.5
Asarco LLC	10.4	24.2
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	16.2	21.7
Ferrocarril Mexicano, S.A. de C.V.	7.0	2.6
Eolica El Retiro, S.A.P.I. de C.V. (“Eolica el Retiro”)	0.9	0.8
Grupo Mexico	7.0	0.7
Related to the controlling group:
Operadora de Cinemas, S.A. de C.V.	0.2	0.7
Boutique Bowling de Mexico, S.A. de C.V.	0.2	0.6
Mextransport	0.3	0.3
	$79.5	$90.1

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the nine months ended September 30, 2018 and 2017 (in millions):

	2018	2017
Purchase activity
Asarco LLC	$30.0	$29.6
Eolica El Retiro, S.A.P.I. de C.V.	2.2	2.4
Ferrocarril Mexicano, S.A de C.V.	33.0	34.2
Grupo Mexico	13.5	10.5
MGE	144.4	168.5
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	63.1	92.8
Total purchases	$286.2	$338.0

Sales activity
Asarco LLC	$82.8	$94.1
Compania Perforadora Mexico, S.A.P.I. de C.V and affiliates	—	0.2
Grupo Mexico	—	0.1
MGE	52.3	77.8
Total sales	$135.1	$172.2

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

In the nine months ended September 30, 2018 the Company made donations of $5.5 million to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations.

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

In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company’s Mexican operations. In May 2010, the Company’s Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants. That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%. In the first quarter of 2012, an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico’s participation to less than 0.001%. As consequence of this change in control, MGE became an indirect subsidiary of Grupo Mexico. Additionally, at the same time, MGE paid $150 million to the Company’s Mexican operations, partially reducing the total debt. The remaining balance was repaid in the third quarter of 2016.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying 22% of its power output to third-party energy users; compared to 14% at September 30, 2017.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro, a windfarm with 37 wind turbines. This company started operations in January 2014 and started to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro is supplying approximately 17% of its power output to IMMSA; compared to 27% at September 30, 2017.

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

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the nine months ended September 30, 2018 and 2017 (in millions):

	2018	2017
Purchase activity
Boutique Bowling de Mexico, S.A. de C.V.	$0.2	$0.2
Mextransport	1.1	0.4
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
Total purchases	$1.4	$0.7

Sales activity
Boutique Bowling de Mexico, S.A. de C.V.	$0.2	$0.2
Mextransport	1.2	0.3
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
Total sales	$1.5	$0.6

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

The components of net periodic benefit costs for the nine months ended September 30, 2018 and 2017 are as follows (in millions):

	2018	2017
Service cost	$0.8	$0.6
Interest cost	1.2	1.1
Expected return on plan assets	(2.7)	(2.3)
Amortization of prior service cost (credit)	0.2	0.1
Amortization of net loss	0.1	0.2
Net periodic benefit costs	$(0.4)	$(0.3)

Post-retirement Health care plans:

United States: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits”.

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the nine months ended September 30, 2018 and 2017 are as follows (in millions):

	2018		2017
Interest cost	$0.7		$0.7
Amortization of net loss (gain)	(0.2)		(0.1)
Amortization of prior service cost (credit)	(*	)	(*	)
Net periodic benefit cost	$0.5		$0.6

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

Environmental capital investments in the nine months ended September 30, 2018 and 2017 were as follows (in millions):

	2018	2017
Peruvian operations	$38.0	$60.5
Mexican operations	35.3	95.1
	$73.3	$155.6

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

Air Quality Standards (“AQS”): In 2008, the Peruvian government enacted environmental regulations establishing AQS for daily sulfur dioxide (“SO2”) in the air for the Peruvian territory. These regulations were amended in 2013 and 2017. In June 2017, MINAM enacted a supreme decree which defines new AQS. The Company believes that these new AQS will allow Peruvian industry to be more competitive with other countries. As of September 30, 2018, the Company maintains a lower daily average level of µg/m3 of SO2, than those required by the new AQS.

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

Litigation matters:

Peruvian operations

The Tia Maria Mining Project

There are three lawsuits filed against the Peruvian Branch of the Company related to the Tia Maria project. The lawsuits seek (i) to declare null and void the resolution which approved the Environmental Impact Assessment of the project; (ii) the cancellation of the project and the withdrawal of mining activities in the area and (iii) to declare null and void the mining concession application of the Tia Maria project. The lawsuits were filed by Messrs. Jorge Isaac del Carpio Lazo (filed May 22, 2015), Ernesto Mendoza Padilla (filed May 26, 2015) and Juan Alberto Guillen Lopez (filed June 18, 2015).

The del Carpio Lazio case was rejected by the court of first instance on November 14, 2016. The plaintiff filed an appeal before the Superior Court on January 3, 2017. On January 9, 2018, the lawyers of both parties presented their respective positions before the Appellate Court. On March 8th, 2018, the Appellate Court issued its final decision, which upholds the first instance ruling. On April 27, 2018, the plaintiff filed an extraordinary appeal before the Supreme Court. As of September 30, 2018, the case remains pending resolution.

The Mendoza Padilla case was rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. As of September 30, 2018, the case remains pending resolution without further developments.

The Guillen Lopez case is currently before the lower court. As of September 30, 2018, the case remains pending resolution without further developments.

The Company asserts that the remaining lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailing dams with proper governmental authorization, since 1995. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of September 30, 2018, the case remains pending resolution without further developments. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. The amount of this contingency cannot be reasonably estimated by management at this time.

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

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Two of the collective action lawsuits have been dismissed by the court. The plaintiffs in the four remaining lawsuits are: Acciones Colectivas de Sinaloa, A.C. which established two collective actions, Defensa Colectiva A.C.; and Ana Luisa Salazar Medina et al. which has been granted a collective action certification. The remaining plaintiffs have requested cautionary measures on the construction of facilities for the monitoring of public health services and the prohibition of the closure of the Río Sonora Trust. As of September 30, 2018, these cases remain pending resolution.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Domínguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. During the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. As of September 30, 2018, these cases remain pending resolution.

During 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al which established two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. During the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. During the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. Regarding the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution which established that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects to build the dam, potential impacts and prevention measures, with no material effects to BVC’s operations. As of September 30, 2018, the remaining cases are still pending resolution.

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

Corporate operations

Carla Lacey, on behalf of herself and all other similarly situated stockholders of Southern Copper Corporation, and derivatively on behalf of Southern Copper Corporation

As previously reported, a purported class action derivative lawsuit filed in the Delaware Court of Chancery was served on the Company and its Directors in February 2016 relating to the 2012 capitalization of 99.999% of MGE by Controladora de Infraestructura Energetica Mexico, S.A. de C.V., an indirect subsidiary of Grupo Mexico (the “CIEM Capitalization”), the Company’s entry into a power purchase agreement with MGE in 2012 (the “MGE Power Purchase Agreement”), and the 2012 restructuring of a loan from the Company’s Mexican Operations to MGE for the construction of two power plants to supply power to the Company’s Mexican operations (the “MGE Loan Restructuring”). The action purports to be brought on behalf of the Company and its common stockholders. The complaint alleges, among other things, that the CIEM Capitalization, the MGE Power Purchase Agreement and the MGE Loan Restructuring were the result of breaches of fiduciary duties and the Company’s charter.

On March 20, 2018, as a result of post-mediation negotiations conducted through the parties and a mediator, the parties reached an agreement-in-principle to settle the action. On March 23, 2018, the parties informed the Court of the settlement-in-principle to resolve all claims asserted by Plaintiff against Defendants in the action and requested that the Court stay the action in its entirety pending filing by the parties of a stipulation of settlement. The Parties filed the executed stipulation on August 22, 2018. Under the proposed settlement, Grupo Mexico or Americas Mining would pay to the Company $50 million in cash less any attorneys’ fees (including costs) awarded by the Court to Plaintiff’s counsel (the “Net Settlement Amount”) in return for a release of all derivative and direct claims. The Company will distribute the Net Settlement Amount via a special dividend to the Company’s public stockholders (other than the director defendants, Grupo Mexico, Americas Mining, or any entity in which Grupo Mexico or Americas Mining has or had a direct or indirect controlling interest) who hold shares of common stock of the Company as of the date that is three days prior to the funding date, which funding date will be no later than ten days after a judgment approving the settlement becomes a final judgment. A settlement hearing is scheduled for November 27, 2018. The settlement is subject to the approval of the Court. The Company can offer no assurance that the settlement will be approved or the timing or amount of any funding or dividend.

Labor matters:

Peruvian operations: 71% of the Company’s 4,867 Peruvian employees were unionized at September 30, 2018. Currently, there are six separate unions, one large union and five smaller unions. In the first quarter of 2016, the Company signed three-year agreements with all the existing unions at that time. These agreements include, among other things, annual salary increases of 5% for each of the three years. In June 2018, the Company signed a three-year collective bargain agreement with one of the smaller unions. This agreement includes, among other things, annual salary increases of 5% for each year starting September 2018, and a signing bonus which was recorded as labor expense.

In August 2018, the Company signed a three-year collective bargain agreement with three additional unions. This agreement includes, among other things, annual salary increases of 5% for each year starting December 2018, and a signing bonus which was recorded as labor expense. As of September 30, 2018, the Company continues negotiations with the two unsigned unions.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

However, some of the workers of the San Martin and Taxco mines, are affiliated with the National Mining Union and have been on strike since July 2007. On December 10, 2009, a federal court confirmed the legality of the San Martin strike. In order to recover the control of the San Martin mine and resume operations, the Company filed a court petition on January 27, 2011 requesting that the court, among other things, define the termination payment for each unionized worker. The court denied the petition alleging that, according to federal labor law, the union was the only legitimate party to file such petition. On appeal by the Company, on May 13, 2011, the Mexican federal tribunal accepted the petition. In July 2011, the National Mining Union appealed the favorable court decision before the Supreme Court. On November 7, 2012, the Supreme Court affirmed the decision of the federal tribunal. The Company filed a new proceeding before the labor court on the basis of the Supreme Court decision, which recognized the right of the labor court to define responsibility for the strike and the termination payment for each unionized worker.

On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that will hold the collective bargaining agreement at the San Martín mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions), won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martín mine. Such authorization was challenged by the National Mining Union. As of September 30, 2018, the rehabilitation of San Martin mine is in progress with a budgeted cost of $77 million.

In the case of the Taxco mine, following the workers refusal to allow exploration of new reserves, the Company commenced litigation seeking to terminate the labor relationship with workers at the mine (including termination of the related collective bargaining agreement). On September 1, 2010, the federal labor court issued a ruling approving the termination of the collective bargaining agreement and all the individual labor contracts of the workers affiliated with the National mining union at the Taxco mine. The mining union appealed the labor court ruling before a federal court. In September 2011, the federal court accepted the union’s appeal and remanded the case to the federal labor court for reconsideration. After several legal proceedings on January 25, 2013, the Company filed a new proceeding before the labor court. On June 16, 2014, the labor court denied the petition of the Company. The resolution issued by the labor court was challenged by the Company before a federal court. In August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of September 30, 2018, the case remains pending resolution without further developments.

It is expected that operations at the Taxco mine will remain suspended until the labor issues are resolved. In view of the lengthy strike, the Company has reviewed the carrying value of the Taxco mine to ascertain whether impairment exists. The Company concluded that there is a non-material impairment of the assets located at this mine.

Other legal matters:

The Company is involved in various other legal proceedings incidental to its operations, but the Company does not believe that decisions adverse to it in any such proceedings, individually or in the aggregate, would have a material effect on its financial position or results of operations.

Other commitments:

Peruvian Operations

Tia Maria:

On August 1, 2014, the Company received the final approval of Tia Maria´s Environmental Impact Assessment (“EIA”). However, the issuance of the project´s construction permit has been delayed due to pressures from anti-mining groups. The Company continues working with community groups in order to resolve open issues concerning the project. The Company is also working jointly with the Peruvian government to obtain the construction license for this 120,000 ton (annual) SX-EW copper greenfield project. The Company expects the license to be issued in 2018.

Tia Maria´s project budget is approximately $1.4 billion, of which $355.0 million has been invested through September 30, 2018. When completed, it is expected to produce 120,000 tons of copper cathodes per year. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and consequently, no emissions are released into the atmosphere. The project will only use seawater, transporting it more than 25 kilometers to 1,000 meters above sea level, and includes a desalinization plant which will be constructed at a cost of $95 million. Consequently, the Tambo river water resources will be used solely for farming and human consumption.

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

The Company paid $12.5 million at the signing of the contract. An additional $12.5 million has been accrued by the Company as it evaluates the project for development, over a three to five year period. This amount is classified in other non-current liabilities in the Company’s condensed consolidated financial statements. The balance of $375 million will be paid if the Company decides to develop the project.

Toquepala Concentrator Expansion:

In April 2015, the construction permit for the Toquepala expansion project was approved by the MINEM. The project budget is $1.3 billion, of which $1,192.4 million has been invested through September 30, 2018. When completed, this project is expected to increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum. The project has reached 98% progress and is expected to initiate production in the fourth quarter of 2018.

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

Corporate operations

Commitment for Capital projects:

As of September 30, 2018, the Company has committed approximately $1,382.7 million for the development of its capital investment projects at its operations.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended September 30, 2018
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$995.1	$90.1	$638.5	—	$1,723.7
Intersegment sales	—	17.2	—	$(17.2)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	398.8	74.7	369.3	(18.8)	824.0
Selling, general and administrative	15.8	1.9	8.5	0.2	26.4
Depreciation, amortization and depletion	95.1	11.5	61.6	2.4	170.6
Exploration	0.4	1.1	2.2	2.3	6.0
Operating income	$485.0	$18.1	$196.9	$(3.3)	696.7
Less:
Interest, net					(64.8)
Other income (expense)					(7.6)
Income taxes					(257.9)
Equity earnings of affiliate					4.3
Non-controlling interest					(1.3)
Net income attributable to SCC					$369.4

Capital investment	$53.7	$10.2	$217.7	$0.7	$282.3
Property and mine development, net	$4,579.5	$433.4	$3,745.6	$553.3	$9,311.8
Total assets	$8,122.7	$974.1	$4,754.9	$465.0	$14,316.7

	Three Months Ended September 30, 2017
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,023.3	$87.5	$565.7	—	$1,676.5
Intersegment sales		16.0		$(16.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	373.6	73.8	350.6	(16.5)	781.5
Selling, general and administrative	15.3	1.5	8.9	(0.7)	25.0
Depreciation, amortization and depletion	97.1	13.1	55.1	4.0	169.3
Exploration	0.7	1.9	4.9	0.6	8.1
Operating income	$536.6	$13.2	$146.2	$(3.4)	692.6
Less:
Interest, net					(69.8)
Other income (expense)					(6.2)
Income taxes					(220.1)
Equity earnings of affiliate					6.3
Non-controlling interest					(1.0)
Net income attributable to SCC					$401.8

Capital investment	$71.6	$12.8	$127.2	$1.1	$212.7
Property and mine development, net	$5,109.2	$374.1	$3,198.7	$246.3	$8,928.3
Total assets	$8,466.8	$887.2	$4,613.5	$14.9	$13,982.4

	Nine Months Ended September 30, 2018
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$3,124.9	$354.0	$1,923.2	—	$5,402.1
Intersegment sales	—	55.6	—	$(55.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,214.8	271.2	1,126.7	(60.5)	2,552.2
Selling, general and administrative	41.4	6.8	26.9	1.6	76.7
Depreciation, amortization and depletion	269.5	33.6	171.3	20.8	495.2
Exploration	1.5	3.6	11.7	3.5	20.3
Operating income	$1,597.7	$94.4	$586.6	$(21.0)	2,257.7
Less:
Interest, net					(197.2)
Other income (expense)					(13.1)
Income taxes					(803.6)
Equity earnings of affiliate					9.9
Non-controlling interest					(3.9)
Net income attributable to SCC					$1,249.8

Capital investment	$197.9	$32.6	$581.9	$19.4	$831.8
Property and mine development, net	$4,579.5	$433.4	$3,745.6	$553.3	$9,311.8
Total assets	$8,122.7	$974.1	$4,754.9	$465.0	$14,316.7

	Nine Months Ended September 30, 2017
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$2,875.3	$305.0	$1,609.9	—	$4,790.2
Intersegment sales		54.1		$(54.1)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,230.0	248.2	1,009.8	(57.8)	2,430.2
Selling, general and administrative	36.4	5.7	26.4	0.1	68.6
Depreciation, amortization and depletion	295.7	39.0	147.5	11.6	493.8
Exploration	1.9	3.5	9.2	4.3	18.9
Environmental remediation	(10.2)	—	—	—	(10.2)
Operating income	$1,321.5	$62.7	$417.0	$(12.3)	1,788.9
Less:
Interest, net					(231.4)
Other income (expense)					1.6
Income taxes					(556.6)
Equity earnings of affiliate					16.1
Non-controlling interest					(2.6)
Net income attributable to SCC					$1,016.0

Capital investment	$217.7	$25.8	$464.0	$2.9	$710.4
Property and mine development, net	$5,109.2	$374.1	$3,198.7	$246.3	$8,928.3
Total assets	$8,466.8	$887.2	$4,613.5	$14.9	$13,982.4

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the nine-month period ended September 30, 2018 and 2017 is as follows (in millions):

	2018	2017
Southern Copper common shares
Balance as of January 1,	$2,768.7	$2,769.0
Purchase of shares	—	—
Used for corporate purposes	(0.4)	(0.3)
Balance as of September 30,	2,768.3	2,768.7

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	232.4	218.6
Other activity, including dividend, interest and foreign currency transaction effect	17.3	9.4
Balance as of September 30,	249.7	228.0

Treasury stock balance as of September 30,	$3,018.0	$2,996.7

The following table summarizes share distributions in the nine months of 2018 and 2017:

	2018	2017
Southern Copper common shares
Directors’ Stock Award Plan	16,000	12,000

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	1.3	0.3

Southern Copper Common Shares:

At September 30, 2018 and 2017, there were in treasury 111,551,617 and 111,567,617 SCC’s common shares, respectively.

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

There has not been activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price of SCC common shares at September 30, 2018 was $43.14 and the maximum number of shares that the Company could purchase at that price is 1.9 million shares.

Grupo Mexico’s direct and indirect ownership remains at 88.9% as of September 30, 2018.

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

The activity of the plan in the nine-month period ended September 30, 2018 and 2017 was as follows:

	2018	2017
Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(346,800)	(334,800)
Granted in the period	(16,000)	(12,000)
Total shares granted at September 30,	(362,800)	(346,800)

Remaining shares reserved	237.200	253,200

Parent Company common shares:

At September 30, 2018 and 2017 there were in treasury 100,248,326 and 110,941,769 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the nine months 2018 and 2017 and the unrecognized compensation expense under this plan were as follows (in millions):

	2018	2017
Stock based compensation expense	$0.2	$0.4
Unrecognized compensation expense	$—	$0.4

The plan ended on January 29, 2018.

The following table presents the activity of this plan for the nine months ended September 30, 2018 and 2017:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2018	1,393,663	$2.05
Granted	—	—
Exercised	(1,263,136)	2.05
Forfeited	—	—
Outstanding shares at September 30, 2018	130,527	$2.05

Outstanding shares at January 1, 2017	1,401,096	$2.05
Granted	—	—
Exercised	(7,433)	2.05
Forfeited	—	—
Outstanding shares at September 30, 2017	1,393,663	$2.05

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

The stock based compensation expense for the nine months of 2018 and 2017 and the unrecognized compensation expense under this plan were as follows (in millions):

	2018	2017
Stock based compensation expense	$0.4	$0.4
Unrecognized compensation expense	$2.8	$3.4

The following table presents the activity of this plan for the nine months ended September 30, 2018 and 2017:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2018	2,293,120	$2.63
Granted	—	—
Exercised	(306,817)	2.63
Forfeited	—	—
Outstanding shares at September 30, 2018	1,986,303	$2.63

Outstanding shares at January 1, 2017	2,540,223	$2.63
Granted	—	—
Exercised	(248,992)	2.63
Forfeited	—	—
Outstanding shares at September 30, 2017	2,291,231	$2.63

Non-controlling interest:

The following table presents the non-controlling interest activity for the nine months ended September 30, 2018 and 2017:

	2018	2017
Balance as of January 1,	$41.7	$38.6
Net earnings	3.9	2.6
Dividend paid	(1.2)	(0.6)
Balance as of September 30,	$44.4	$40.6

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of September 30, 2018 and December 31, 2017 (in millions):

	At September 30, 2018		At December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	$5,210.1	$5,880.7	$5,208.4	$6,488.9
Long-term debt level 2	749.2	772.4	748.7	806.1
Total long-term debt	$5,959.3	$6,653.1	$5,957.1	$7,295.0

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the cases of the Yankee bonds, the notes due 2020 and the notes due 2022, which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of September 30, 2018 and December 31, 2017 (in millions):

	Fair Value at Measurement Date Using:
Description	Fair Value as of September 30, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$235.8	$235.8	$—	$—
- Available-for-sale debt securities:
Corporate bonds	0.1	—	0.1	—
Asset backed securities	0.3	—	0.3	—
Mortgage backed securities	0.3	—	0.3	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	143.8	143.8	—	—
Molybdenum	134.8	134.8	—	—
Total	$515.1	$514.4	$0.7	$—

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$49.5	$49.5	$—	$—
- Available-for-sale debt securities:
Corporate bonds	0.1	—	0.1	—
Asset backed securities	0.5	—	0.5	—
Mortgage backed securities	0.4	—	0.4	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	184.6	184.6	—	—
Molybdenum	102.8	102.8	—	—
Total	$337.9	$336.9	$1.0	$—

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

NOTE 13 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ADOPTION OF REVENUE RECOGNITION STANDARD

The Company has adopted FASB ASC 606, Revenue from Contracts with Customers, effective January 1, 2018, applying the modified retrospective approach. Under this approach, the results for reporting periods beginning after January 1, 2018 have been presented in the consolidated financial statements under the guidance, while prior period amounts have not been adjusted and will continue to be reported under the guidance in effect for those periods. Upon adoption by the Company, no cumulative effect adjustment was required to be recognized at January 1, 2018, as the adoption of the standard has not resulted in a change to the way the Company recognizes its revenue. The Company has applied the related disclosure requirements of the new standard beginning in 2018.

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

The Company’s marketing strategy and annual sales planning emphasize developing and maintaining long-term customer relationships. Generally, 80% to 90% of the Company’s metal production is sold under annual or longer-term contracts. The Company considers each contract to be a single performance obligation, represented by the delivery of a series of distinct goods that are substantially the same, with the same pattern of transfer to the Company’s customers.  Accordingly, the Company recognizes revenues for each contract over a period of time, applying the invoice practical expedient. The Company considers that it has a right to consideration from its customers in an amount that corresponds directly to the value transferred to those customers, for which reason it believes that this method is a faithful depiction of the transfer of goods to its customers. Because the duration of the majority of these contracts is one year or more, and because the Company has applied the invoice practical expedient, it does not disclose the remaining performance obligations as of the end of each reporting period.

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

Substantially all of the Company’s sales are made under cost and freight, or cost, insurance and freight Incoterms, whereby the Company is responsible for providing shipping and insurance after control of the inventory has been transferred to the customer. Per the terms of the Company’s contracts, these services are not distinct within the context of the contract, as they are not separately identifiable from other promises in the contract. It is the Company policy and it has a long-standing history of arranging and providing shipping and insurance services to its customers. Accordingly, shipping and insurance are not considered separate performance obligations. The related costs of shipping and insurance are presented within the cost of sales line in the accompanying condensed consolidated statements of income.

Furthermore, the Company considered the impact of the shipping and insurance services on the determination of when control is transferred to its customers. It has concluded that the terms of these services do not impact its customers’ ability to sell, pledge, or otherwise use the products in shipment. Also, there is a small likelihood and minimal history of lost or damaged goods during shipment. Considering these factors, combined with the other indicators of control previously mentioned, the Company has concluded that these services do not impact the determination that control is transferred at the point of origin.

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

The amendments in this update will be effective for the Company on January 1, 2019. The Company has designed an implementation plan and has formed a cross-functional implementation team; which is performing a completeness assessment over the lease contracts of the Company; started to establish new policies, procedures and internal controls related to the new standard.

At September 30, 2018, the Company has decided to apply the new leases standard at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the financial statements for prior periods will not be modified. The Company is also in the process of assessing the required disclosures of the new standard, and expects to provide additional qualitative and quantitative disclosures related to leasing arrangements upon adoption. The Company continues with the analysis of the new guidance and the impact it will have on the consolidated financial statements and disclosures, and expects to complete it during the fourth quarter of 2018.

Also, during the third quarter of 2018, the FASB issued among others, the following three new accounting updates to the Codification:

ASU 2018-11: In July 2018, the FASB issued ASU 2018-11 “Leases — Targeted Improvements”. This update provides the Company with an additional transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the financial statements for prior periods will not be affected. The amendments in this update will be effective for the Company on January 1, 2019.

ASU 2018-13: In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement — Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement”. This update is part of the FASB´s project to improve the effectiveness of disclosures in the notes to financial statements. Some of the amendments are the removal of the following requeriments: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Additionally the disclosure requeriment of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period was added. The amendments in this update are effective for the Company in fiscal years beginning after December 15, 2019.

ASU 2018-14: In August 2018, the FASB issued ASU 2018-14 “Compensation - Retirement Benefits - Defined Benefit Plans - General”. This update modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this update will be effective for the Company on January 1, 2021.

NOTE 14 — SUBSEQUENT EVENTS:

Dividends:

On October 18, 2018, the Board of Directors authorized a dividend of $0.40 per share payable on November 21, 2018 to shareholders of record at the close of business on November 7, 2018.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, some of the following:

•                  Changes in copper, molybdenum, silver and zinc prices: In the nine-month period of 2018, the average LME and COMEX copper prices were $3.01 per pound and $2.99 per pound, about 12% and 10% higher than in the same period of 2017, respectively. During the nine months of 2018 per pound LME spot copper prices ranged from $2.64 to $3.29. Average molybdenum and zinc prices in the first nine months of 2018 increased 48.9% and 8.7% respectively, when compared to the average prices in the first nine months of 2017, while silver prices decreased 6.5% between these two periods.

•                  Sales structure: In the nine months of 2018, approximately 81% of our revenue came from the sale of copper, 7% from molybdenum, 5% from zinc, 4% from silver, and 3% from various other products, including gold, sulfuric acid and other materials.

•                  Copper: During the 2018 third quarter, the LME per pound copper price decreased 3.8%, from an average of $2.88 in the third quarter of 2017 to $2.77 in the third quarter of 2018. We view this fall in copper prices as the reflection of market sentiment for a possible escalation of trade protectionism between the United States and China. However, we strongly believe that copper market fundamentals are solid and that these disputes will not be a long-term detriment to the copper market. We expect a recovery in copper prices in the coming months.

As a result of the economic performance of the world´s major economies, refined copper demand is currently growing at about 2.9% worldwide, and China’s consumption growing at 4.9%. Demand growth is outperforming our initial forecast and industry experts are currently forecasting an increase in demand of about 2.5% to 3.0% for the year.

In 2018, we have not had significant supply disruptions, leading to a balanced market for the year. However, due to price volatility, the required investments to provide new production in coming years have not materialized, giving support to better future prices.

•                  Silver: Represented 4.2% of our sales in the third quarter of 2018. We believe that silver prices will have support due to its industrial uses as well as its linkage to gold as a value shelter in times of economic uncertainty.

•                  Molybdenum: Represented 8.0% of our sales in the third quarter of 2018. During the third quarter of 2018, the molybdenum price improved its level by 1.6% when compared to the second quarter of 2018.

Molybdenum is mainly used for the production of special alloys of stainless steel that require significant hardness, corrosion and heat resistance. A new use for this metal is in lubricants and sulfur filtering of heavy oils and shale gas production.

•                  Zinc: Represented 3.7% of our sales in the third quarter of 2018. We also believe that zinc has very good long term fundamentals due to its significant industrial consumption and expected mine production shutdowns.

•                  Production: In the fourth quarter of 2018, we began operations at the new Toquepala concentrator and expect this facility to produce 14,000 tons of copper in 2018. For 2018 our total copper production is expected at 885,000 tons.

We also expect to produce 17.1 million ounces of silver, about 8% higher than the 2017 production of 15.9 million ounces. In 2018, we expect to produce 73,200 tons of zinc from our mines, up 7% from 2017 production of 68,665 tons, as a result of the recovery of production at the Santa Eulalia and Santa Barbara mines. Additionally, we expect to produce 21,900 tons of molybdenum, an increase of 1.8% due to additional production from Buenavista and increases at our Peruvian operations.

•                  Cost: Our operating costs and expenses for the nine months of 2018 and 2017 were as follows:

			Variance
	2018	2017	Value	%
Operating costs and expenses ($ in millions)	$3,144.4	$3,001.3	$143.1	4.8%

The increase was mainly due to higher cost of sales at our Peruvian operations and higher selling, general and administrative expense at our three operating segments, partially offset by lower cost of sales at our Mexican open-pit operations.

•            Capital Investments: In the first nine months of 2018 we spent $831.8 million on capital investments, 17.1% higher than in the same period of 2017, and represented 66.6% of net income. The year 2018 is the starting point of a new strategic plan: we will increase copper production capacity to exceed the one million ton milestone in 2018, and by 2025 we expect to reach 1.5 million tons of copper production.

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

Earnings: The table below highlights key financial and operational data of our Company for the three and nine months ended September 30, 2018 and 2017 (in millions, except copper price, percentages and per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Copper price LME	2.77	2.88	(0.11)	(3.8)%	3.01	2.70	0.31	11.5%
Pounds of copper sold	502.8	488.2	14.6	3.0%	1,452.3	1,468.8	(16.5)	(1.1)%

Net sales	$1,723.7	$1,676.5	$47.2	2.8%	$5,402.1	$4,790.2	$611.9	12.8%
Operating income	$696.7	$692.6	$4.1	0.6%	$2,257.7	$1,788.9	$468.8	26.2%
Net income attributable to SCC	$369.4	$401.8	$(32.4)	(8.1)%	$1,249.8	$1,016.0	$233.8	23.0%
Earnings per share	$0.48	$0.52	$(0.04)	(7.7)%	$1.62	$1.31	$0.31	23.7%
Dividends per share	$0.40	$0.14	$0.26	185.7%	$1.00	$0.34	$0.66	194.1%

Net sales in the nine months of 2018 were higher than in the same period of 2017 by $611.9 million. This increase was mainly the result of higher metal prices and higher sales volumes of silver (+10.1%) and zinc (+6.2%), partially offset by a slightly lower sales volume of copper (-1.1%).

Net income in the nine months of 2018 was higher than in the same period of 2017 by $233.8 million. This increase was principally due to higher sales.

Production: The table below highlights our mine production data for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	Variance		2018	2017	Variance
			Volume	%			Volume	%
Copper (in million pounds)	493.7	488.5	5.2	1.1%	1,430.1	1,435.1	(5.0)	(0.3)%
Molybdenum (in million pounds)	12.7	11.9	0.8	6.8%	36.0	35.4	0.6	1.6%
Silver (in million ounces)	4.2	4.2	—	—	13.0	12.2	0.8	7.1%
Zinc (in million pounds)	38.5	40.5	(2.0)	(4.9)%	117.3	120.8	(3.5)	(2.9)%

The table below highlights our copper production data for the three and nine months ended September 30, 2018 and 2017 (in million pounds):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Variance		2018	2017	Variance
			Volume	%			Volume	%
Toquepala	96.3	82.6	13.7	16.6%	270.1	239.2	30.9	12.9%
Cuajone	96.4	87.8	8.6	9.8%	257.7	253.6	4.1	1.6%
La Caridad	73.6	73.5	0.1	0.2%	218.3	220.9	(2.6)	(1.2)%
Buenavista	223.9	241.4	(17.5)	(7.3)%	673.7	711.7	(38.0)	(5.3)%
IMMSA	3.5	3.2	0.3	7.4%	10.3	9.7	0.6	6.5%
Total	493.7	488.5	5.2	1.1%	1,430.1	1,435.1	(5.0)	(0.3)%

Third quarter: Mined copper production in the third quarter of 2018 increased by 1.1% to 493.7 million pounds compared to 488.5 million pounds in the third quarter of 2017. This increase was principally due to:

•                  Higher production at our Peruvian operations because of higher ore grades at both mines.

•                  Higher production at the Caridad mine that was offset by lower SX-EW copper production due to lower ore grade in the pregnant leaching solution. This was partially offset by

•                  Lower production at the Buenavista mine principally due to lower SX-EW copper production.

Molybdenum production increased by 6.8% in the third quarter of 2018 to 12.7 million pounds, principally due to higher production at the Toquepala mine (+9.5%), where the grades were higher; and higher production at the Buenavista mine (+24.7%) as a result of higher output principally at the new concentrator.

Silver mine production increased by 1.4% in the third quarter of 2018 principally due to higher production at the Toquepala mine as a result of higher grades; this was partially offset by lower production at the Cuajone mine and the Buenavista mine.

Zinc production decreased 4.9% in the third quarter of 2018, due to lower production at the Santa Eulalia mine (lower grades and recoveries) and Santa Barbara mine (lower grades) that was partially offset by higher production at the Charcas mine (higher recoveries).

Nine months: Mined copper production in the nine months of 2018 decreased slightly by 0.3%, to 1,430.1 million pounds from 1,435.1 million pounds in the same period of 2017. This decrease was due to:

•                  Lower production at the Buenavista mine principally due to lower SX-EW copper production (-25.2%). We have been obtaining lower ore grade in the pregnant leaching solution at this plant, due to the lower solubility index in our new leach pads and the characteristics of the ore that is being deposited in such pads. The Company initiated a 12-month corrective program to overcome this temporary reduction in production. The program includes depositing the minerals in different leaching pads depending on the characteristics of the ore. The Company has also implemented improvements and controls in the ore fragmentation that occurs in the blasting, to avoid the fine materials that may be causing clogging in the recovery process. In addition,

•                  Higher production at the Toquepala and Cuajone mines due to higher ore grades and recoveries helped to reduce the decrease noted above.

Molybdenum production increased 1.6% in the nine months of 2018 compared to the same period of 2017, due to higher production at the Buenavista mine, as a result of higher output principally at the new concentrator. This was partially reduced by lower production at our Peruvian mines due to lower ore grades and recoveries.

Silver mine production increased 7.1% in the nine months of 2018 compared to the same period of 2017, as we had increased silver production at all of our mines.

Zinc production decreased 2.9% in the nine months of 2018 due to lower production at our Santa Eulalia and Santa Barbara mines because of lower grades and recoveries.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 50. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three and nine months ended September 30, 2018 and 2017.

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Variance		2018	2017	Variance
			Value	%			Value	%
Total operating cash cost before by-product revenues	$739.2	$694.1	$45.1	6.5%	$2,117.7	$2,077.1	$40.6	2.0%
Total by-product revenues	$(310.1)	$(257.3)	$(52.8)	20.5%	$(961.3)	$(787.4)	$(173.9)	22.1%
Total operating cash cost net of by-product revenues	$429.1	$436.8	$(7.7)	(1.8)%	$1,156.4	$1,289.7	$(133.3)	(10.3)%

Total pounds of copper produced (2)	478.3	473.7	4.6	1.0%	1,385.7	1,393.0	(7.3)	(0.5)%

Operating cash cost per pound before by-product revenues	$1.55	$1.47	$0.08	5.4%	$1.53	$1.49	$0.04	2.7%
By-products per pound revenues	$(0.65)	$(0.55)	$(0.10)	18.2%	$(0.70)	$(0.56)	$(0.14)	25.0%
Operating cash cost per pound net of by-product revenues	$0.90	$0.92	$(0.02)	(2.2)%	$0.83	$0.93	$(0.10)	(10.8)%

(1)   These are non-GAAP measures. Please see page 50 for reconciliation to GAAP measure.

(2)   Net of metallurgical losses.

As seen on the table above, our cash cost per pound before by-product revenues in the third quarter and for the nine months of 2018 was eight cents and four cents higher than in the same periods of 2017, respectively. The increase in both periods was the result of higher production cost, principally at our Peruvian operations. Additionally, for the nine months ended September 30, 2018, the unit cost effect of 0.5% lower production affected our cash cost per pound before by-product revenues.

However, our per pound cash cost for the three months and nine months ended September 30, 2018, when calculated net of by-product revenues, were two cents and ten cents lower than in the same period of 2017, respectively. This improvement was mainly the result of the higher prices for our major by-products.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining three months of 2018, assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Zinc	Molybdenum	Silver
Change in metal prices (per pound except silver — per ounce)	$0.10	$0.10	$1.00	$1.00
Change in net earnings (in millions)	$30.9	$3.6	$7.1	$2.4

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

Capital Investment Programs: We made capital investments of $831.8 million in the nine months ended September 30, 2018, compared with $710.4 million in the same period of 2017. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, if necessary. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Projects in Mexico:

Buenavista Zinc - Sonora: This project is located within the Buenavista facility and includes the development of a new concentrator to produce approximately 80,000 tons of zinc per year which will allow us to double our current zinc production capacity. Also, the project will produce 20,000 tons of additional copper per year. We have completed the basic engineering and we are working on the purchasing process for the main project components. We estimate an investment of $413 million for this project and expect to initiate operations in 2021.

Pilares - Sonora: This project, located six kilometers from La Caridad, will be developed as an open-pit mine operation.

The ore will be transported from the pit to the primary crushers of the La Caridad copper concentrator through a new 25-meter wide off-road facility for mining trucks, and will significantly improve the over-all mineral ore grade (combining the 0.78% expected from Pilares with 0.34% at La Caridad). Environmental permit studies were presented to the government’s environmental authorities. An investment of $159 million is estimated to produce 35,000 tons of copper in concentrates per year. We expect this project to start producing in early 2020.

Projects in Peru:

We currently have a portfolio of Board approved projects in Peru, with a total capital budget of $2,900 million, out of which $1,900 million have already been invested.

Toquepala Expansion Project - Tacna: This $1,255 million project includes a new state-of-the-art concentrator which will increase Toquepala’s annual copper production by 100,000 tons to reach 258,000 tons in 2019, a 74% production increase, when compared to 2017. Through September 30, 2018, we have invested $1,192.4 million in this expansion. The project has reached 98% progress and began production in the fourth quarter of 2018.

The project to improve the crushing process at Toquepala with the installation of a High Pressure Grinding Roll (HPGR) system, has as its main objective, to ensure that our existing concentrator will operate at its maximum annual production capacity of 117,000 tons of copper while reducing operating costs through ore crushing efficiencies, even with an increase of the ore material hardness index. The budget for this project is $50 million and as of September 30, 2018, we have invested $43.2 million in the project. We are in the commissioning process and expect to start the ramping up and production during the fourth quarter of 2018.

Cuajone tailing thickeners project — Moquegua: This project will replace two of the three existing thickeners at the concentrator with a new hi-rate thickener. The purpose is to streamline the concentrator flotation process and improve water recovery efficiency, increasing the tailings solids content from 54% to 61%, thereby reducing fresh water consumption and replacing it with recovered water. Equipment assembly is completed and we are in the commissioning process. As of September 30, 2018, we have invested $28.7 million in this project out of the approved capital budget of $30 million. We expect the project to be completed by the end of 2018.

Tailings disposal at Quebrada Honda - Moquegua: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We finished the second stage with the installation of a new cyclone battery station that allows us to place more slurry at the dams. We are working to improve several operational processes of this facility. The project has a total budgeted cost of $116 million. We have invested $102.9 million through September 30, 2018 and expect the project to be completed in the fourth quarter of 2018.

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

El Pilar - Sonora: This is a fully permitted, low capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 325 million tons of ore with an average copper grade of 0.287%. El Pilar will operate as a conventional open-pit mine and copper cathodes will be produced using the highly cost efficient and environmentally friendly SX-EW technology. Average annual production is currently estimated at 35,000 tons of copper cathodes over an initial 13-year mine life. On a preliminary basis, we estimate a development investment of approximately $310 million. During 2018 we continued with the metallurgical testing program, as well as with social development work with local communities. We are also concluding a preliminary economic study of the project.

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

Los Chancas - Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton, as well as 181 million tons of mineralized leachable material with a total copper content of 0.357%.  Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to annually produce 130,000 tons of copper and 7,500 tons of molybdenum. The estimated capital investment is $2,800 million and is expected to be in operation in 2022. We have continued with the development of social and environmental improvements for the local communities while we are conducting the environmental impact assessment during 2018.

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

ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We make our best estimate of the ultimate outcome for these items based on historical trends and other information available when the condensed consolidated financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves, revenue recognition, ore stockpiles on leach pads and related amortization, estimated impairment of assets, asset retirement obligations, valuation allowances for deferred tax assets, unrecognized tax benefits and fair value of financial instruments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following table highlights key financial results for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Net sales	$1,723.7	$1,676.5	$47.2	2.8%	$5,402.1	$4,790.2	$611.9	12.8%
Operating costs and expenses	(1,027.0)	(983.9)	(43.1)	4.4%	(3,144.4)	(3,001.3)	(143.1)	4.8%
Operating income	696.7	692.6	4.1	0.6%	2,257.7	1,788.9	468.8	26.2%
Non-operating income (expense)	(72.4)	(76.0)	3.6	(4.7)%	(210.3)	(229.8)	19.5	(8.5)%
Income before income taxes	624.3	616.6	7.7	1.2%	2,047.4	1,559.1	488.3	31.3%
Income taxes	(257.9)	(220.1)	(37.8)	17.2%	(803.6)	(556.6)	(247.0)	44.4%
Equity earnings of affiliate	4.3	6.3	(2.0)	(31.7)%	9.9	16.1	(6.2)	(38.5)%
Net income attributable to non-controlling interest	(1.3)	(1.0)	(0.3)	30.0%	(3.9)	(2.6)	(1.3)	50.0%
Net income attributable to SCC	$369.4	$401.8	$(32.4)	(8.1)%	$1,249.8	$1,016.0	$233.8	23.0%

NET SALES

Net sales for the third quarter of 2018 were $1,723.7 million, compared to $1,676.5 million in the third quarter of 2017, an increase of $47.2 million. This 2.8% increase was principally the result of higher molybdenum prices as shown below; and higher sales volume of copper (+3.0%), silver (+14.2%) and zinc (+21.3%).

Net sales in the nine months of 2018 were $5,402.1 million, compared to $4,790.2 million in the first same period of 2017, an increase of $611.9 million. This 12.8% increase was principally the result of higher metal prices as shown below, and also due to higher sales volume of zinc (+6.2%) and silver (+10.1%); partially offset by lower sales volume of copper (-1.1%).

The table below outlines the average published market metals prices for our metals for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Copper ($ per pound — LME)	$2.77	$2.88	(3.8)%	$3.01	$2.70	11.5%
Copper ($ per pound — COMEX)	$2.73	$2.89	(5.5)%	$2.99	$2.71	10.3%
Molybdenum ($ per pound) (1)	$11.74	$8.05	45.8%	$11.81	$7.93	48.9%
Zinc ($ per pound — LME)	$1.15	$1.34	(14.2)%	$1.37	$1.26	8.7%
Silver ($ per ounce — COMEX)	$14.92	$16.80	(11.2)%	$16.03	$17.15	(6.5)%

(1)         Platt’s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Copper	80.7%	83.6%	80.6%	82.3%
Molybdenum	8.0%	5.4%	7.0%	5.2%
Silver	4.2%	4.2%	4.2%	4.6%
Zinc	3.7%	3.6%	4.7%	4.5%
Other by-products	3.4%	3.2%	3.5%	3.4%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product for the three and nine months ended September 30, 2018 and 2017 (in million pounds):

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Refined (including SX-EW)	294.9	297.4	(2.5)	(0.8)%	861.8	900.5	(38.7)	(4.3)%
Rod	89.9	87.2	2.7	3.1%	253.8	231.0	22.8	9.9%
Concentrates and other	118.0	103.6	14.4	13.9%	336.7	337.3	(0.6)	(0.2)%
Total	502.8	488.2	14.6	3.0%	1,452.3	1,468.8	(16.5)	(1.1)%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Copper Sales by product type	2018	2017	2018	2017
Refined (including SX-EW)	58.6%	60.9%	59.3%	61.3%
Rod	17.9%	17.9%	17.5%	15.7%
Concentrates and other	23.5%	21.2%	23.2%	23.0%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Power	13.9%	14.6%	14.3%	17.1%
Fuel	14.9%	14.0%	14.8%	13.7%
Labor	14.5%	14.7%	14.1%	14.0%
Maintenance	19.4%	19.4%	19.3%	19.0%
Operating material	18.4%	19.9%	18.8%	19.3%
Other	18.9%	17.4%	18.7%	16.9%
Total Production Cost	100.0%	100.0%	100.0%	100.0%

Third quarter: Operating costs and expenses were $1,027.0 million in the third quarter of 2018 compared to $983.9 million in the third quarter of 2017. The increase of $43.1 million was primarily due to:

Operating cost and expenses for the third quarter 2017	$983.9
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, higher fuel and operating contractors costs; partially offset by lower cost of metals purchased from third parties.	42.5
• Higher depreciation, amortization and depletion expense.	1.3
• Higher selling, general and administrative expenses.	1.4
Less:
• Lower exploration expense.	(2.1)
Operating cost and expenses for the third quarter 2018	$1,027.0

Nine months: Operating costs and expenses were $3,144.4 million in the nine months of 2018 compared to $3,001.3 million in the same period of 2017. The increase of $143.1 million was primarily due to:

Operating cost and expenses for the nine months 2017	$3,001.3
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties, higher workers’ participation expense and higher fuel costs, partially offset by lower power costs and foreign currency transaction effect,.	122.0
• Higher selling, general and administrative expenses.	8.1
• Reversal in 2017 of over-accrual of Sonora River remediation costs.	10.2
• Higher depreciation, amortization and depletion.	1.4
• Higher exploration expense.	1.4
Operating cost and expenses for the nine months 2018	$3,144.4

NON-OPERATING INCOME (EXPENSE)

Non-operating income and expense were a net expense of $72.4 million and $210.3 million in the three and nine months ended September 30, 2018, respectively, compared to a net expense of $76.0 million and $229.8 million in the comparable periods of 2017.

Third quarter: The lower expense of $3.6 million was primarily due to:

•                  $ 2.6 million of higher interest income,

•                  $ 2.3 million of higher capitalized interest; partially offset by

•                  $ (1.3) million of higher miscellaneous and other expense.

Nine months: The lower expense of $19.5 million was primarily due to:

•                  $ 14.6 million of lower interest expense mainly due to an adjustment in capitalized interest computation recorded in 2017,

•                  $ 13.8 million of higher capitalized interest.

•                  $ 5.8 million of lower interest income; partially offset by

•                  $ (14.7) million of higher miscellaneous expense.

INCOME TAXES

	Nine months ended
	September 30,
	2018	2017
Provision for income taxes (in millions)	$803.6	$556.6
Effective income tax rate	39.2%	35.7%

These provisions include income taxes for Peru, Mexico and the United States. In addition, a Mexican royalty tax, a portion of the Peruvian royalty tax and the Peruvian special mining tax are included in the income tax provision. The increase in the effective tax rate for the first nine months of 2018 from the same period in the prior year is primarily due to the Company no longer recording the benefit for 100% of the foreign tax credits generated annually, as well as the recording of the effect of the Global Intangible Low Taxed Income (GILTI) which is a result of the U.S. Tax Cuts and Jobs Act of December 22, 2017. For further information, please see Note 4 “Income taxes”.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales (million pounds):	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Peruvian operations	193.0	176.5	16.5	9.3%	553.5	527.9	25.6	4.8%
Mexican open-pit	309.8	311.7	(1.9)	(0.6)%	898.8	941.0	(42.2)	(4.5)%
Mexican IMMSA unit	4.3	3.8	0.5	12.8%	14.5	12.3	2.2	17.6%
Other and intersegment elimination	(4.3)	(3.8)	(0.5)	12.8%	(14.5)	(12.3)	(2.2)	17.6%
Total	502.8	488.2	14.6	3.0%	1,452.3	1,468.9	(16.6)	(1.1)%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
By-product Sales (in million pounds, except silver – in million ounces)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Peruvian operations
Molybdenum contained in concentrates	4.4	4.4	—	—	11.8	13.8	(2.0)	(13.6)%
Silver	1.1	1.1	—	—	3.1	3.0	0.1	3.3%

Mexican open-pit
Molybdenum contained in concentrates	8.1	7.5	0.6	7.1%	24.2	21.9	2.3	10.5%
Silver	2.9	2.5	0.4	14.8%	8.4	7.8	0.6	7.6%

Mexican IMMSA unit
Zinc — refined and in concentrate	52.4	43.1	9.3	21.3%	174.6	164.3	10.3	6.2%
Silver	1.3	1.0	0.3	25.6%	4.1	3.4	0.7	18.7%

Other and intersegment elimination
Silver	(0.4)	(0.4)	—	—	(1.3)	(1.3)	—	—

Total by-product sales
Molybdenum contained in concentrates	12.5	11.9	0.6	5.0%	36.0	35.7	0.3	1.1%
Zinc — refined and in concentrate	52.4	43.1	9.3	21.3%	174.6	164.3	10.3	6.2%
Silver	4.9	4.2	0.7	14.2%	14.3	12.9	1.4	10.1%

Peruvian Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Net sales	$638.5	$565.7	$72.8	12.9%	$1,923.2	$1,609.9	$313.3	19.5%
Operating costs and expenses	(441.6)	(419.5)	(22.1)	5.3%	(1,336.6)	(1,192.9)	(143.7)	12.0%
Operating income	$196.9	$146.2	$50.7	34.7%	$586.6	$417.0	$169.6	40.7%

Third quarter: Net sales in the third quarter of 2018 were $638.5 million compared to $565.7 million in the third quarter of 2017. The increase in net sales was mainly the result of higher copper (+9.3%) and silver (+2.0%) sales volumes.

Operating costs and expenses in the third quarter of 2018 increased by $22.1 million to $441.6 million from $419.5 million in the third quarter of 2017, primarily due to:

Operating cost and expenses for the third quarter 2017	$419.5
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, workers’ participation expense, higher labor and fuel costs; partially offset by lower cost of metals purchased from third parties.	18.7
• Higher depreciation, amortization and depletion expense.	6.5
Less:
• Lower exploration expenses.	(2.7)
• Lower selling, general and administrative expenses.	(0.4)
Operating cost and expenses for the third quarter 2018	$441.6

Nine months: Net sales in the nine months of 2018 were $1,923.2 million compared to $1,609.9 million in the comparable period of 2017. The increase in net sales was mainly the result higher metal prices and higher copper (+4.8%) and silver sales volume (+3.3%), partially offset by lower molybdenum sales volume.

Operating costs and expenses in the nine months of 2018 increased by $143.7 million to $1,336.6 million from $1,192.9 million in the same period of 2017, primarily due to:

Operating cost and expenses for the nine months 2017	$1,192.9
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, workers’ participation expense, higher labor and fuel costs; partially offset by lower cost of metals purchased from third parties and lower energy costs.	116.9
• Higher depreciation, amortization and depletion expense due to our expansion and maintenance investments.	23.8
• Higher exploration expenses.	2.5
• Higher selling, general and administrative expenses.	0.5
Operating cost and expenses for the nine months 2018	$1,336.6

Mexican Open-pit Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Net sales	$995.1	$1,023.3	$(28.2)	(2.8)%	$3,124.9	$2,875.3	$249.6	8.7%
Operating costs and expenses	(510.1)	(486.7)	(23.4)	4.8%	(1,527.2)	(1,553.8)	26.6	(1.7)%
Operating income	$485.0	$536.6	$(51.6)	(9.6)%	$1,597.7	$1,321.5	$276.2	20.9%

Third quarter: Net sales in the third quarter of 2018 were $995.1 million, compared to $1,023.3 million in the third quarter of 2017. The decrease of $28.2 million was principally due to lower copper and silver prices, and a slightly lower copper sales volume (-0.6%).

Operating costs and expenses in the third quarter of 2018 increased by $23.4 million to $510.1 million from $486.7 million in the same 2017 period, primarily due to:

Operating cost and expenses for the third quarter 2017	$486.7
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to foreign currency transaction effect, higher sales expenses and higher cost of metals purchased from third parties; partially offset by lower inventory consumption and lower energy costs.	25.2
• Higher selling, general and administrative expenses.	0.5
Less:
• Lower depreciation, amortization and depletion expense volume and; partially offset by,	(2.0)
• Lower exploration expenses.	(0.3)
Operating cost and expenses for the third quarter 2018	$510.1

Nine months: Net sales in the nine months of 2018 were $3,124.9 million, compared to $2,875.3 million in the same period of 2017. The increase of $249.6 million was principally due to higher metal prices and higher molybdenum (+10.5%) and silver (+7.6%) sales volumes, slightly offset by lower copper sales volume (-4.5%).

Operating costs and expenses in the nine months of 2018 decreased by $26.6 million to $1,527.2 million from $1,553.8 million in the comparable 2017 period, primarily due to:

Operating cost and expenses for the nine months 2017	$1,553.8
Less:
• Lower inventory consumption.	(87.3)
• Lower other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower power costs; partially offset by higher workers’ participation expense and higher fuel costs.	(10.2)
• Lower depreciation, amortization and depletion expense.	(26.2)
• Lower exploration expenses.	(0.4)
Plus:
• Higher volume and cost of metals purchased from third parties.	82.3
• Reversal in 2017 of over-accrual of Sonora River remediation costs.	10.2
• Higher selling, general and administrative expenses.	5.0
Operating cost and expenses for the nine months 2018	$1,527.2

Mexican Underground Operations (IMMSA):

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2018	2017	Variance	% Change	2018	2017	Variance	% Change
Net sales	$107.3	$103.5	$3.8	3.7%	$409.6	$359.1	$50.5	14.1%
Operating costs and expenses	(89.2)	(90.3)	1.1	(1.2)%	(315.2)	(296.4)	(18.8)	6.3%
Operating income	$18.1	$13.2	$4.9	37.1%	$94.4	$62.7	$31.7	50.6%

Third quarter: Net sales in the third quarter of 2018 were $107.3 million, compared to $103.5 million in the third quarter of 2017. This increase of $3.8 million was primarily due to higher zinc (+21.3%) and silver (+25.6%) sales volumes.

Operating costs and expenses in the third quarter of 2018 decreased by $1.1 million to $89.2 million from $90.3 million in the third quarter of 2017, primarily due to:

Operating cost and expenses for the third quarter 2017	$90.3
Less:
• Lower depreciation, amortization and depletion expense.	(1.6)
• Lower exploration expenses.	(0.8)
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption and power costs, partially offset by lower cost of metals purchased from third parties.	0.9
• Higher selling, general and administrative expenses.	0.4
Operating cost and expenses for the third quarter 2018	$89.2

Nine months: Net sales in the nine months of 2018 were $409.6 million, compared to $359.1 million in the comparable period of 2017. This increase of $50.5 million was primarily due to higher metal prices and sales volumes.

Operating costs and expenses in the nine months of 2018 increased by $18.8 million to $315.2 million from $296.4 million in the comparable period of 2017, primarily due to:

Operating cost and expenses for the nine months 2017	$296.4
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption and higher workers’ participation expense.	23.0
• Higher selling, general and administrative expenses .	1.1
• Higher exploration expense.	0.1
Less:
• Lower depreciation, amortization and depletion expense.	(5.4)
Operating cost and expenses for the nine months 2018	$315.2

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the nine months of 2018 and 2017 (in millions):

	2018	2017	Variance
Net cash provided by operating activities	$1,788.9	$1,280.0	$508.9
Net cash used in investing activities	$(1,029.8)	$(688.6)	$(341.2)
Net cash used in financing activities	$(774.0)	$(262.7)	$(511.3)

Net cash provided by operating activities:

The change in net cash from operating activities for the nine months of 2018 and 2017 include (in millions):

	2018	2017	Variance	% Change
Net income	$1,253.7	$1,018.6	235.1	23.1%
Depreciation, amortization and depletion	495.2	493.8	1.4	0.3%
Deferred income taxes	(17.7)	(61.7)	44.0	(71.3)%
Loss (income) on foreign currency transaction effect	31.2	50.8	(19.6)	(38.6)%
Other adjustments to net income	(8.3)	2.9	(11.2)	(386.2)%
Change in operating assets and liabilities	34.8	(224.4)	259.2	(115.5)%
Net cash provided by operating activities	$1,788.9	$1,280.0	$508.9	39.8%

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts and changes in operating assets and liabilities.

Nine months ended September 30, 2018: Net income was $1,253.7 million, approximately 70.1% of the net operating cash flow. A net decrease in operating assets and liabilities increased operating cash flow by $34.8 million and included:

•                  $112.3 million decrease in accounts receivable.

•                  $(131.2) million of net increase in inventory, which included $(165.6) million of higher non-current leaching inventory, $(14.0) million of higher supplies inventories and $(1.8) million of higher finished goods inventory, partially offset by $50.2 million of lower metals in process.

•                  $80.5 million increase in accounts payable and accrued liabilities, which included $49.2 million of interest accrual, $16.6 million higher trade accounts payable, and $14.6 higher other liabilities.

•                  $(26.8) million increase in other operating assets and liabilities.

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

Net cash used for investing activities:

Nine months ended September 30, 2018: Net cash used for investing activities included $831.8 million for capital investments. The capital investments included:

•                  $249.9 million of investments at our Mexican operations:

•                  $48.7 million for the new tailing disposal deposit at the Buenavista mine,

•                  $12.0 million for the over elevation of tailings deposit N° 7 at the La Caridad Mine,

•                  $9.8 million for the new Buenavista concentrator,

•                  $4.3 million for the Sonora River water restitution system located in the Moritas basin,

•                  $34.5 million at our IMMSA unit,

•                  $134.4 million for various other replacement and maintenance expenditures, and

•                  $6.2 million decrease in capital expenditures incurred but not yet paid.

•                  $581.9 million of investments at our Peruvian operations:

•                  $329.0 million for the Toquepala concentrator expansion project,

•                  $18.7 million for the tailings disposal at Quebrada Honda project,

•                  $18.6 million for mine trucks replacement in Cuajone,

•                  $8.9 million for the Toquepala mine equipment acquisition,

•                  $165.8 million for various other replacement and maintenance expenditures, and

•                  $40.9 million decrease in capital expenditures incurred but not yet paid.

The first nine months of 2018 investment activities also include $186.0 million of net purchases of short-term investments, and $12.5 million for the initial payment for the acquisition of the Michiquillay project.

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

Net cash used for financing activities:

Net cash used for financing activities in the nine months ended September 30, 2018 was $774.0 million, compared to $262.7 million in the nine months ended September 30, 2017. The nine months of 2018 included a dividend distribution of $773.0 million, compared to a distribution of $262.8 million in the same period of 2017.

Dividends:

On August 21, 2018, we paid a dividend of $0.40 per share totaling $309.2 million. On October 18, 2018, our Board of Directors authorized a quarterly dividend of $0.40 per share, expected to total $309.2 million, to be paid on November 21, 2018 to SCC shareholders of record at the close of business on November 7, 2018.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the nine months of 2018. Please see item 7 in Part II of our 2017 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 37) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below.

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$824.0	$1.72	$781.5	$1.65	$2,552.2	$1.84	$2,430.2	$1.75
Add:
Selling, general and administrative	26.4	0.06	25.0	0.05	76.7	0.06	68.6	0.05
Sales premiums, net of treatment and refining charges	0.6	—	2.4	0.01	3.9	—	18.9	0.01
Less:
Workers’ participation	(45.1)	(0.09)	(44.0)	(0.09)	(162.4)	(0.12)	(128.9)	(0.09)
Cost of metal purchased from third parties	(60.0)	(0.13)	(103.1)	(0.22)	(312.8)	(0.22)	(238.8)	(0.17)
Other cost of sales, net	(31.2)	(0.06)	(25.2)	(0.05)	(109.5)	(0.08)	(143.3)	(0.10)
Inventory change	24.5	0.05	57.5	0.12	69.6	0.05	70.4	0.04
Operating cash cost before by-products revenues	$739.2	$1.55	$694.1	$1.47	$2,117.7	$1.53	$2,077.1	$1.49
Add:
By-product revenues (1)	(303.8)	(0.64)	(243.5)	(0.51)	(919.7)	(0.67)	(750.7)	(0.54)
Net revenue on sale of metal purchased from third parties	(6.3)	(0.01)	(13.8)	(0.04)	(41.6)	(0.03)	(36.7)	(0.02)
Total by-product revenues	(310.1)	(0.65)	(257.3)	(0.55)	(961.3)	(0.70)	(787.4)	(0.56)

Operating cash cost, net of by-product revenues	$429.1	0.90	$436.8	0.92	$1,156.4	0.83	$1,289.7	0.93

Total pounds of copper produced (in millions)	478.3		473.7		1,385.7		1,393.0

(1)

By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound	$ million	$ per pound
Molybdenum	$(137.6)	$(0.29)	$(91.2)	$(0.19)	$(378.5)	$(0.27)	$(251.1)	$(0.18)
Silver	(58.8)	(0.12)	(64.0)	(0.14)	(181.8)	(0.13)	(195.8)	(0.14)
Zinc	(53.0)	(0.11)	(38.1)	(0.08)	(182.1)	(0.13)	(152.6)	(0.11)
Sulfuric Acid	(28.8)	(0.06)	(18.5)	(0.04)	(81.5)	(0.06)	(52.6)	(0.04)
Gold and others	(25.6)	(0.06)	(31.7)	(0.06)	(95.8)	(0.08)	(98.6)	(0.07)
Total	$(303.8)	$(0.64)	$(243.5)	$(0.51)	$(919.7)	$(0.67)	$(750.7)	$(0.54)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended September 30, 2018.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our condensed consolidated financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Peru:
Peruvian inflation rate	0.8%	0.9%	2.0%	2.0%

Initial exchange rate	3.274	3.255	3.245	3.360
Closing exchange rate	3.302	3.267	3.302	3.267
Appreciation/(devaluation)	(0.9)%	(0.4)%	(1.8)%	2.8%

Mexico:
Mexican inflation rate	1.6%	1.2%	2.7%	4.4%

Initial exchange rate	19.863	17.897	19.735	20.664
Closing exchange rate	18.812	18.198	18.812	18.198
Appreciation/(devaluation)	5.3%	(1.7)%	4.7%	11.9%

Change in monetary position:

Assuming an exchange rate variance of 10% at September 30, 2018 we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect on net earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$12.1
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(14.8)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$17.0
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(20.7)

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended September 30, 2018.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2018, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2018, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.              Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.              Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements.

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of September 30, 2018, the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and nine month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2018

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

There have been no material changes to our risk factors during the three months ended September 30, 2018. For additional information on risk factors, refer to “Risk Factors”  included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018.

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

There has not been activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price of SCC common shares at September 30, 2018 was $43.14 and the maximum number of shares that the Company could purchase at that price is 1.9 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of September 30, 2018.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2018 and 2017; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30,

2018 and 2017; (iii) the Condensed Consolidated Balance Sheet at September 30, 2018 and December 31, 2017; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2018 and 2017; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2018 and 2017; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30,

2018 and 2017; (iii) the Condensed Consolidated Balance Sheet at September 30, 2018 and December 31, 2017; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2018 and 2017; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

October 31, 2018

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

October 31, 2018