Form 10-K
period 2018-12-31
SOUTHERN COPPER CORP/
filed 2019-03-01
CIK 1001838

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

          At February 27, 2019, there were of record 773,044,469 shares of common stock, par value $0.01 per share, outstanding.

          The aggregate market value of the shares of common stock (based upon the closing price at June 30, 2018 as reported on the New York Stock Exchange—Composite Transactions) of Southern Copper Corporation held by non-affiliates was approximately $2,639.1 million.

          PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement for 2019 Annual Meeting of Stockholders
Part IV:	Exhibit Index is on Page 150 through 152

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

        Our Mexican operations are conducted through our subsidiary, Minera Mexico, S.A. de C.V. ("Minera Mexico"), which we acquired in 2005. Minera Mexico engages primarily in the mining and processing of copper, molybdenum, zinc, silver, gold and lead. Minera Mexico operates through subsidiaries that are grouped into three separate units. Mexicana de Cobre, S.A. de C.V. (together with its subsidiaries, the "La Caridad" unit) operates La Caridad, an open-pit copper mine, a copper ore concentrator, a SX-EW plant, a smelter, refinery and a rod plant. The La Caridad refinery has a precious metals plant which produces refined silver, gold and other materials. Operadora de Minas e Instalaciones Mineras, S.A de C.V. (the "Buenavista unit") operates Buenavista, an open-pit copper mine, which is located at the site of one of the world's largest copper ore deposits, two copper concentrators and three SX-EW plants. Industrial Minera Mexico, S.A. de C.V. (together with its subsidiaries, the "IMMSA unit") operates five underground mines that produce zinc, lead, copper, silver and gold, a coal mine and a zinc refinery.

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

        The sales prices for our products are largely determined by market forces beyond our control. Our management, therefore, focuses on cost control and production enhancement to remain profitable. We endeavor to achieve these goals through capital spending programs, exploration efforts and cost reduction programs. Our focus is to remain profitable during periods of low copper prices and on maximizing results in periods of high copper prices. For additional information on the sale prices of the metals we produce, please see "Metal Prices" in this Item 1.

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

ORGANIZATIONAL STRUCTURE

        The following chart describes our organizational structure, starting with our controlling stockholders, as of December 31, 2018. For clarity of presentation, the chart identifies only our main subsidiaries and eliminates intermediate holding companies.

        We are a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. ("Grupo Mexico"). At December 31, 2018, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation ("AMC") owned 88.9% of our capital stock. Grupo Mexico's principal business is to act as a holding company for the shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and railway and other related services.

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

        In 2008, our Board of Directors ("BOD") authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Pursuant to this program, through December 31, 2018 we have purchased 119.5 million shares of our common stock at a cost of $2.9 billion. These shares are available for general corporate purposes. We may purchase additional shares from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time.

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

        The table below shows the high, low and average COMEX and LME per pound copper prices during the last 10 years:

	Copper (COMEX)			Copper (LME)
Year	High	Low	Average	High	Low	Average
2009	3.33	1.38	2.35	3.33	1.38	2.34
2010	4.44	2.76	3.43	4.42	2.76	3.42
2011	4.62	3.05	4.01	4.60	3.08	4.00
2012	3.97	3.28	3.61	3.93	3.29	3.61
2013	3.78	3.03	3.34	3.74	3.01	3.32
2014	3.43	2.84	3.12	3.37	2.86	3.11
2015	2.95	2.02	2.51	2.92	2.05	2.50
2016	2.69	1.94	2.20	2.69	1.96	2.21
2017	3.29	2.48	2.80	3.27	2.48	2.80
2018—1st Q	3.24	2.96	3.14	3.27	2.95	3.16
2018—2nd Q	3.29	2.95	3.09	3.29	3.01	3.12
2018—3rd Q	2.93	2.56	2.73	2.99	2.64	2.77
2018—4th Q	2.82	2.63	2.74	2.87	2.69	2.80
2018	3.29	2.56	2.93	3.29	2.64	2.96

        The per pound COMEX and LME copper price during the last 5 and 10 year periods averaged $2.71 and $3.03, respectively.

        The table below shows the high, low and average per-pound, except silver, which is per ounce, market prices for our three principal by-products during the last 10 years:

	Silver (COMEX)			Molybdenum (Dealer Oxide Platt's Metals Week)			Zinc (LME)
Year	High	Low	Average	High	Low	Average	High	Low	Average
2009	19.30	10.42	14.67	18.00	7.83	10.91	1.17	0.48	0.75
2010	30.91	14.82	20.18	18.60	11.75	15.60	1.14	0.72	0.98
2011	48.58	26.81	35.18	17.88	12.70	15.33	1.15	0.79	0.99
2012	37.14	26.25	31.19	14.80	10.90	12.62	0.99	0.80	0.88
2013	32.41	18.53	23.82	11.95	9.12	10.26	0.99	0.81	0.87
2014	22.05	15.39	19.04	15.05	8.75	11.30	1.10	0.88	0.98
2015	18.35	13.67	15.68	9.40	4.30	6.59	1.09	0.66	0.88
2016	20.67	13.74	17.10	8.60	5.10	6.42	1.32	0.73	0.95
2017	18.49	15.37	17.03	10.25	6.85	8.13	1.53	1.00	1.31
2018—1st Q	17.55	16.12	16.68	13.00	10.70	12.14	1.64	1.06	1.55
2018—2nd Q	17.23	15.95	16.50	12.58	10.60	11.55	1.49	1.31	1.41
2018—3rd Q	16.05	14.04	14.92	12.60	10.63	11.74	1.32	1.04	1.15
2018—4th Q	15.43	13.95	14.51	12.38	11.80	11.99	1.24	1.14	1.19
2018	17.55	13.95	15.65	13.00	10.60	11.86	1.64	1.04	1.33

        The per ounce COMEX silver price during the last 5 and 10 year periods averaged $16.90 and $20.95, respectively. The per pound Platt's Metals Week Dealer Oxide molybdenum price during the last 5 and 10 year periods averaged $8.86 and $10.90, respectively. The per pound LME zinc price during the last 5 and 10 year periods averaged $1.09 and $0.99, respectively.

COMPETITIVE CONDITIONS

        Competition in the copper market is based primarily on price and service basis, with price being the most important factor when supplies of copper are ample. Our products compete with other materials, including aluminum and plastics. For additional information, see Item 1A "Risk Factors—The copper mining industry is highly competitive."

LABOR FORCE

        As of December 31, 2018, we had 13,899 employees, approximately 74% of whom are unionized and represented by nine different labor unions. Despite the three strikes in 2017 at our Peruvian operations, we believe the Company has a positive labor environment in our operations in Mexico and Peru, which is allowing us to increase productivity as well as helping us achieve the goals of our capital expansion program.

Peru

        75% of our 4,850 Peruvian employees were unionized at December 31, 2018. Currently, there are six separate unions, one large union and five smaller unions. In the first quarter of 2016, the Company signed three-year agreements with all the existing unions at that time. These agreements included, among other things, annual salary increases of 5% for each of the three years.

        In June 2018, the Company signed a three-year collective bargaining agreement with one of the smaller unions. This agreement includes, among other things, annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/ 45,000 (approximately $13,600) which was recorded as labor expense.

        In August 2018, the Company signed a three-year collective bargaining agreement with three additional unions. This agreement includes, among other things, annual salary increases of 5% for each year starting December 2018, and a signing bonus of S/ 45,000 (approximately $13,600) which was recorded as labor expense.

        As of December 31, 2018, the Company continues negotiations on collective bargaining agreements with the two unsigned unions.

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

Mexico

        74% of our 9,002 Mexican employees were unionized at December 31, 2018, represented by three separate unions. Under Mexican law, the terms of employment for unionized workers are set forth in collective bargaining agreements. Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years. We conduct negotiations separately at each mining complex and each processing plant.

        Our Taxco mine in Mexico has been on strike since July 2007. For a discussion of labor matters, refer to the information contained under the caption "Labor matters" in Note 12 "Commitments and Contingencies" of the consolidated financial statements.

        Employees of La Caridad and Buenavista units reside in townsites at Nacozari and Cananea, where we have built approximately 2,000 houses and 275 apartments. Most of the employees of the IMMSA unit reside on the grounds of the mining or processing complexes in which they work and where we have built approximately 900 houses and apartments. Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees. Our townsites and housing complexes include educational and medical facilities, churches, social clubs, shopping centers, banking and other services. Through 2007, the Buenavista unit provided health care services to employees and retired unionized employees and their families through its own hospital at the Buenavista unit. In 2010, the Company signed an agreement with the Secretary of Health of the State of Sonora to provide these services to its retired workers and their families. The new workers of Buenavista receive health services through the Mexican Institute of Social Security as is the case for all Mexican workers.

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

        Energy is the principal cost in mining, so the concern for its conservation and efficient usage is critical. We have energy management committees at most of our mines, which meet periodically to discuss consumption and to develop measures directed at saving energy. Also, alternative sources are being analyzed at the corporate level, from both traditional and renewable energy sources. This has helped us to develop a culture of energy conservation directed at the sustainability of our operations.

Peru:

        Fuel:    In Peru, we obtain fuel primarily from local companies. The Company believes that adequate supplies of fuel are available in Peru.

        Electricity:    In June 2014, we entered into a power purchase agreement for 120 megawatt ("MW") with the state company Electroperu S.A., which began supplying energy for our Peruvian operations for twenty years starting on April 17, 2017. In July 2014, we entered into a power purchase agreement for 120MW with a private power generator Kallpa Generacion S.A. ("Kallpa"), which began supplying energy to our Peruvian operations for ten years starting on April 17, 2017. In May 2016, we signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa will supply energy for the operations related to the Toquepala Expansion and other minor projects for ten years starting on May 1, 2017 and ending after ten years of commercial operation of the Toquepala Expansion or on April 30, 2029; whichever occurs first. In addition, we feel confident that additional power can be obtained from the Peruvian national grid, should the need arise.

        Additionally, we have nine megawatts of power generation capacity from two small hydro-generating installations at Cuajone. Power is distributed over a 224-kilometer closed loop transmission circuit, which is interconnected with the Peruvian network.

        Water:    We have water rights or licenses for up to 1,950 liters per second from well fields at the Huaitire, Vizcachas and Titijones aquifers and surface water rights from the Suches lake and two small water courses, Quebrada Honda and Quebrada Tacalaya. We believe these water sources are sufficient to supply the needs of our operating units at Toquepala and Cuajone, including the Toquepala expansion. At Ilo, we have two desalination plants that produce water for industrial use and domestic consumption that we believe are sufficient for our current and projected needs.

Mexico:

        Fuel:    In Mexico, since 2018, we have purchased fuel from Petroleos Mexicanos ("PEMEX"), the state producer, and from private suppliers.

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

        Electricity:    Electricity is used as the main energy source at our mining complexes. We purchase most of our electricity from Mexico Generadora de Energia S. de R. L. ("MGE"), a subsidiary of Grupo Mexico which has two power plants designed to supply power to La Caridad and Buenavista units. MGE is supplying 17% of its power output to third party energy users. These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts. In 2012, we entered into a power supply agreement with MGE through 2032. The first plant was completed in 2013 and the second was completed in the second quarter of 2014. The first plant began to supply power to the Company in December 2013, and the second plant began to supply power in June 2015.

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

        Some mining operations of IMMSA also purchase electricity from Eolica el Retiro, S.A.P.I de C.V. ("Eolica"), a windfarm energy producer that is an indirect subsidiary of Grupo Mexico. In August 2013, IMMSA and other of the mining operations of the Company entered into a purchase agreement and in late 2014 started to purchase electricity from Eolica. Due to the nature of the production process there is not a fixed power capacity contracted. In 2018, the total purchases were approximately 41.7 million kilowatt hours.

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

MINING RIGHTS AND CONCESSIONS

Peru:

        We have 125,700 hectares in concessions from the Peruvian government for our exploration, exploitation, extraction and production operations, at various sites, as follows:

	Toquepala	Cuajone	Ilo	Other	Total
	(hectares)
Plants	360	919	421	—	1,700
Operations	23,781	21,555	4,483	36,559	86,378
Exploration	—	—	—	37,622	37,622

Total	24,141	22,474	4,904	74,181	125,700

        We believe that our Peruvian concessions are in full force and in effect under applicable Peruvian laws and that we are in compliance with all material terms and requirements applicable to these concessions. The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions. Fees paid during 2018, 2017 and 2016, were approximately $1.5 million, $1.2 million and $1.3 million, respectively. We have two types of mining concessions in Peru: metallic and non-metallic concessions.

        In 2011, the Peruvian Congress approved an amendment to the mining royalty charge. The new mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. In 2018, 2017 and 2016, we made provisions of $32.9 million, $23.4 million and $16.8 million, respectively.

        At the same time the Peruvian Congress amended the mining royalty charge, it enacted a new tax for the mining industry. This tax is also based on operating income and its rates range from 2% to 8.4%. For additional information see Note 7 "Income Taxes" to the consolidated financial statements.

Mexico:

        In Mexico we have 534,400 hectares in concessions from the Mexican government for our exploration and exploitation activities as outlined on the table below.

	IMMSA	La Caridad	Buenavista	Projects	Total
	(hectares)
Mine concessions	188,899	103,821	93,706	147,974	534,400

        We believe that our Mexican concessions are in full force and in effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions. Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore or mine mineral reserves. Mining concessions have a 50-year term that can be renewed for another 50 years. Holding fees for mining concessions can be from $0.36 to $7.82 per hectare depending on the beginning date of the mining concession. Fees paid during 2018, 2017 and 2016 were approximately $6.3 million, $5.8 million and $5.4 million, respectively. In addition, all of our operating units in Mexico have water concessions that are in full force and effect. Although ownership is not required in order to explore or mine a concession, we generally own the land related to our Mexican concessions. We also own all of the processing facilities of our Mexican operations and the land on which they are constructed.

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

        In the last three years, approximately 80% of our revenues came from the sale of copper, 6% from molybdenum and 10% from silver and zinc. Please see the distribution of our revenues per product on Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" caption "Results of operations—net sales" on page 79.

        See also historical average price of our products on Item 1 Business caption "Metals prices".

        We cannot speculate whether metals prices will rise or fall in the future. Future declines in metals prices, and in particular copper, will have an adverse impact on our results of operations and financial condition. In very adverse market conditions, we might consider curtailing or modifying some of our mining and processing operations.

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

        Through 2018, the Company recognized the expected future tax benefit from deferred tax assets when the tax benefit was considered to be more likely than not of being realized, otherwise, a valuation allowance was applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income and existing tax laws and there can be no assurance that the Company will be able to recognize the expected future benefits of deferred tax assets; such inability could have a material adverse effect on the Company's results of operations. For more information on the effects of U.S. Tax Reform, please see Note 7 "Income Taxes".

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

        The business of mining, smelting and refining copper, zinc and other metals is subject to a number of risks and hazards, including industrial accidents, labor disputes, unusual or unexpected geological conditions, changes in the regulatory environment, environmental hazards, weather and other natural phenomena, such as seismic activity, wall failures and rock slides in our open-pit mines, structural collapses of our underground mines or tailings impoundments, and lower than expected ore grades or recovery rates. The Company's operations may also be affected by mudslides and flash floods caused by torrential rains.

        Such occurrences could result in damage to, or destruction of, mining operations resulting in monetary losses and possible legal liability. In particular, surface and underground mining and related processing activities present inherent risks of injury to personnel, loss of life and damage to equipment.

        The waste rock and tailings produced in our mining operations represent our largest volume of waste material. Managing the volume of waste rock and tailings presents significant environmental, safety and engineering challenges and risks. We maintain large tailings impoundments containing sand of ground rock, moistened with water, which are effectively large dams that must be engineered, constructed and monitored to assure structural stability and avoid leakages or structural collapse. The failure of tailings and other impoundments at any of our mining operations could cause severe property and environmental damage and loss of life. The importance of careful design, management and monitoring of large impoundments was emphasized in recent years by large scale tailings dam failures at unaffiliated mines, which caused extensive property and environmental damage and resulted in the loss of life. For more information regarding our tailing dams, please see Item 2 "Properties—Slope Stability—Tailing Dams."

        We maintain insurance against many of these and other risks, which in certain circumstances may not provide adequate coverage. Insurance against certain risks, including certain liabilities for environmental damage or hazards as a result of exploration and production, is not generally available to us or other companies within the mining industry. Nevertheless recent environmental legal initiatives have considered future regulations regarding environmental damage insurance. In case such regulations come into force, we will have to analyze the need to obtain such insurance. We do not have, and do not intend to obtain, political risk insurance. We cannot assure you that these and other uninsured events will not have an adverse effect on our business, properties, operating results, financial condition or prospects.

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

        We require substantial amounts of fuel oil, electricity, water and other resources for our operations. Fuel, gas and power costs constituted approximately 29%, 31% and 30% of our total production cost in 2018, 2017 and 2016, respectively. We rely upon third parties for our supply of the energy resources consumed in our operations so that prices for and availability of energy resources may be subject to change or curtailment, due to, among other things, new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, worldwide price levels and market conditions. Regarding water consumption, although each operation currently has sufficient water rights to cover its operational demands, the loss of some or all water rights for any of our mines or operations, in whole or in part, or shortages of water to which we have rights could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities. In addition, future shortages of critical parts, equipment and skilled labor could adversely affect our operations and development projects.

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

        In 2018, we did not have fatalities; but in 2017 and 2016 we had two and six fatalities, respectively, in Mexico and Peru. The amounts paid to the Mexican and Peruvian authorities for reportable accidents did not have an adverse effect on our results. Under Mexican and Peruvian law penalties and fines for safety violations are generally monetary, but in certain cases may lead to the temporary or permanent shutdown of the affected facility or the suspension or revocation of permits or licenses. Also, violations of security and safety laws and regulations in our Peruvian operations can be considered a crime, punishable with a sentence of up to 10 years of prison.

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

        In the last several years we have experienced a number of strikes or other labor disruptions that have had an adverse impact on our operations and operating results. As of December 31, 2018, unions represented approximately 74% of our workforce. Currently, we have labor agreements in effect for our Mexican and Peruvian operations.

        During 2017, the Unified Labor Union of SPCC workers and one of Toquepala's unions held three separate strikes. The Company estimates that the loss of copper production resulting from the 2017 strikes was not significant and our sales contracts were not affected.

        Our Taxco mine in Mexico has been on strike since July 2007. It is expected that operations at this mine will remain suspended until these labor issues are resolved. In addition, the workers of the San Martin mine were on strike from July 2007 to August 2018 and the Company is now working on a rehabilitation plan to restart operations at the San Martin mine with a budget of $77 million. For additional information, see Item 2, "Properties—Mexican IMMSA Unit—San Martin and Taxco", and Note 12, "Commitments and Contingencies—Labor matters", to our consolidated financial statements.

        We cannot assure you when the pending strike will be settled, or that in the future we will not experience strikes or other labor related work stoppages that could have a material adverse effect on our financial condition and results of operations.

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

        In August 2014, our new SX-EW plant in Mexico had an industrial accident caused by a rock slide, coupled with a construction defect in the seal of a pipe at the new leaching system containment dam, which caused a spill of copper sulfate solution into the Bacanuchi River, a tributary of the Sonora River. As a result of this accident the Company absorbed charges of $126.2 million through 2017. While this is an unusual event in the Company's history, we cannot offer assurance that an accident related to our project development program will not occur again in the future and cause environmental damage or damage that causes harm or loss of life.

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

        At December 31, 2018, Grupo Mexico owned indirectly 88.9% of our capital stock. Certain of our and Minera Mexico's officers and directors are also directors and/or officers of Grupo Mexico and/or of its affiliates. We cannot assure you that the interests of Grupo Mexico will not conflict with our minority stockholders.

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

        In addition, in recent years economic conditions in Mexico have increasingly become correlated to U.S. economic conditions. Therefore, changes in economic policies and conditions in the United States could also have a significant adverse effect on Mexican economic conditions, affecting our business, the price of our common stock or debt securities. In 2017, the United States, Canada and Mexico began a discussion leading towards an update of the North American Free Trade Agreement ("NAFTA"). In September 2018, the three countries reached an agreement on a new trade deal, which will be known as the United States—Mexico—Canada Agreement ("USMCA"). This was signed in November 2018 and is pending approval by the legislatures of each country.

        In addition, rising trade tensions between the U.S. and China and efforts by the Chinese government to reduce debt levels contributed to a recent slowdown in China's growth. A continued slowing in China's economic growth and copper demand and continued trade tensions between the U.S. and China could result in lower copper prices which could have a material adverse impact on our business and results of operations. The adoption and expansion of trade restrictions, changes in the state of China-U.S. relations, including the current trade tensions, or other governmental action related to tariffs or trade agreements or policies are difficult to predict and could adversely affect demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

        We cannot assure you that the market value or trading prices of our common stock and debt securities, will not be adversely affected by events in the United States or elsewhere, including in emerging market countries.

Other international risks.

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

        Our international operations must comply with the U.S. Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws of the other jurisdictions in which we operate. There has been a substantial increase in the global enforcement of these laws in recent years. As such, our corporate policies and processes may not prevent or detect all potential breaches of law. Any violation of those laws could result in significant criminal or civil fines and penalties, litigation, and loss of operating licenses or permits, and may damage our reputation, which could have a material adverse effect on our cash flows, results of operations and financial condition.

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

        In 2018 Peru experienced heightened political instability derived from various currently ongoing investigations into allegations of money laundering and corruption linked to the Operation Car Wash investigation that was initiated by Brazilian authorities.Because we have significant operations in Peru, we cannot provide any assurance that political developments and economic conditions, including any changes to economic policies or the adoption of other reforms proposed by existing or future administrations, in Peru and/or other factors will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing and our results of operations and financial condition.

Mexican economic and political conditions, as well as drug-related violence, may have an adverse impact on our business.

        The Mexican economy is highly sensitive to economic developments in the United States, mainly because of its high level of exports to this market. Other risks in Mexico are increases in taxes on the mining sector and higher royalties as were enacted in 2013. As has occurred in other metal producing countries, the mining industry may be perceived as a source of additional fiscal revenue.

        In addition, security institutions in Mexico are under significant stress, as a result of drug-related violence. This situation creates potential risks especially for transportation of minerals and finished products, which affect a small part of our production. However, drug-related violence has had a limited impact on our operations as it has tended to concentrate outside our areas of production. The potential risks to our operations might increase if the violence was to spread to our areas of production.

        Because we have significant operations in Mexico, we cannot provide any assurance that political developments and economic conditions, including any changes to economic policies or the adoption of other reforms proposed by existing or future administrations, or drug-related violence, in Mexico will not have a material adverse effect on market conditions, prices of our securities, on our ability to obtain financing, and on our results of operations and financial condition.

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

        Inflation in Peru in 2018, 2017 and 2016 was 2.5%, 1.5% and 3.2%, respectively. The value of the sol depreciated against the U.S. dollar 4.1% in 2018, and it appreciated 3.4% and 1.6% in 2017 and 2016, respectively. Although the Peruvian government's economic policy reduced inflation and the economy has experienced significant growth in recent years, we cannot assure you that inflation will not increase from its current level or that such growth will continue in the future at similar rates or at all. Additionally a global financial economic crisis could negatively affect the Peruvian economy.

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

        Although all of our Mexican operations' sales of metals are priced and invoiced in U.S. dollars, a substantial portion of its costs are denominated in pesos. Accordingly, when inflation in Mexico increases without a corresponding depreciation of the peso, the net income generated by our Mexican operations is adversely affected. The annual inflation rate in Mexico was 4.8% in 2018, 6.8% in 2017 and 3.4% in 2016.

        At the same time, the peso has been subject in the past to significant volatility, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso relative to the U.S. dollar increased by 0.3% and 4.5% in 2018 and 2017, and decreased by 20.1% in 2016.

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

KEY PRODUCTION CAPACITY DATA

        All production facilities are owned by us. The following table sets forth as of December 31, 2018, the locations of production facilities by reportable segment, the processes used, as well as the key production and capacity data for each location:

Facility Name	Location	Process	Nominal Capacity(1)	2018 Production	2018 Capacity Use(4)
PERUVIAN OPEN-PIT UNIT
Mining Operations
Cuajone open-pit mine	Cuajone (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	90.0 ktpd—ore milled	82.2	91.3%
Toquepala open-pit mine; Concentrator I	Toquepala (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	60.0 ktpd—ore milled	59.9	99.9%
Concentrator II			60.0 ktpd—ore milled	30.5	50.9%
Toquepala SX-EW plant	Toquepala (Peru)	Leaching, solvent extraction and cathode electrowinning	56.0 ktpy—refined	26.5	47.4%
Processing Operations
Ilo copper smelter	Ilo (Peru)	Copper smelting, blister, anodes production	1,200.0 ktpy—concentrate feed	1,187.7	99.0%
Ilo copper refinery	Ilo (Peru)	Copper refining	280 ktpy—refined cathodes	292.7	104.5%
Ilo acid plants	Ilo (Peru)	Sulfuric acid	1,050 ktpy—sulfuric acid	1,169.1	111.3%
Ilo precious metals refinery	Ilo (Peru)	Slime recovery & processing, gold & silver refining	320 tpy	462.7	144.6%

Facility Name	Location	Process	Nominal Capacity(1)	2018 Production	2018 Capacity Use(4)
MEXICAN OPEN-PIT UNIT
Mining Operations
Buenavista open-pit mine; Concentrator I	Sonora (Mexico)	Copper ore milling & recovery, copper concentrate production	82.0 ktpd—milling	83.0	101.2%
Concentrator II			100.0 ktpd—milling	109.7	109.7%
Buenavista: SX-EW plant I	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	11.0 ktpy—refined	—	—%
SX-EW plant II			43.8 ktpy—refined	6.7	15.4%
SX-EW plant III			120.0 ktpy—refined	82.1	68.4%
La Caridad open-pit mine	Sonora (Mexico)	Copper ore milling & recovery, copper & molybdenum concentrate production	94.5 ktpd—milling	94.7	100.2%
La Caridad SX-EW plant	Sonora (Mexico)	Leaching, solvent extraction & cathode electrowinning	21.9 ktpy—refined	26.4	120.6%
Processing Operations
La Caridad copper smelter	Sonora (Mexico)	Concentrate smelting, anode production	1,000 ktpy—concentrate feed	1,042	104.2%
La Caridad copper refinery	Sonora (Mexico)	Copper refining	300 ktpy copper cathode	239	79.7%
La Caridad copper rod plant	Sonora (Mexico)	Copper rod production	150 ktpy copper rod	147	98.1%
La Caridad precious metals refinery	Sonora (Mexico)	Slime recovery & processing, gold & silver refining	1.8 ktpy—slime	1.1	61.8%
La Caridad sulfuric acid plant	Sonora (Mexico)	Sulfuric acid	1,565.5 ktpy—sulfuric acid	1,002.5	64.0%
IMMSA UNIT
Underground mines
Charcas	San Luis Potosi (Mexico)	Copper, zinc, lead milling, recovery & concentrate production	1,460 ktpy—ore milled	1,290	88.4%
San Martin(2)	Zacatecas (Mexico)	Lead, zinc, copper & silver mining, milling recovery & concentrate production	1,606 ktpy—ore milled	—	—%
Santa Barbara	Chihuahua (Mexico)	Lead, copper and zinc mining & concentrates production	2,190 ktpy—ore milled	1,671	76.3%
Santa Eulalia	Chihuahua (Mexico)	Lead & zinc mining and milling recovery & concentrate production	547.5 ktpy—ore milled	316	57.8%
Taxco(2)	Guerrero (Mexico)	Lead, zinc silver & gold mining recovery & concentrate production	730 ktpy—ore milled	—	—%
Nueva Rosita coal & coke complex(3)	Coahuila (Mexico)	Clean coal production	900 ktpy clean coal	42.8	4.8%
			100 ktpy coke	—	—%
Processing Operations
San Luis Potosi zinc refinery	San Luis Potosi (Mexico)	Zinc concentrates refining	105.0 ktpy zinc cathode	107.5	102.4%
San Luis Potosi sulfuric acid plant	San Luis Potosi (Mexico)	Sulfuric acid	180.0 ktpy sulfuric acid	184.2	102.3%

ktpd = thousands of tons per day

ktpy = thousands of tons per year

Tpy = tons per year

(1)
Our estimates of actual capacity under normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content for the relevant period.

(2)
The Taxco mine has been on strike since July 2007. The Company expects to have production from the San Martin mine in the second quarter of 2019.

(3)
At December 31, 2018, the coal reserves for the Nueva Rosita coal plant were 94.8 million tons with average sulfur content of 1.38% and a BTU content of 10,022 per pound.

(4)
In some cases, real production exceeds the nominal capacity due to higher grades and recovery rates.

PROPERTY BOOK VALUE

        At December 31, 2018, net book values of property are as follows (in millions):

Peruvian operations:
Cuajone	$704.3
Toquepala	1,018.9
Tia Maria project	333.9
Ilo and other support facilities	599.7
Construction in progress	1,611.4

Total Peru	$4,268.2

Mexican open-pit operations:
Buenavista mine and concentrator plants	$2,324.6
Buenavista SX-EW and Quebalix	1,105.9
La Caridad mine and concentrator plant	352.0
La Caridad support facilities	400.2
Construction in progress	280.2

Total Mexico Open Pit	$4,462.9
Mexican IMMSA unit:
San Luis Potosi	$96.9
Zinc electrolytic refinery	79.2
Charcas	60.9
San Martin	20.4
Santa Barbara	64.5
Taxco	2.2
Santa Eulalia	37.3
Nueva Rosita	8.7
Construction in progress and other facilities	77.2

Total IMMSA Unit	$448.3
Other property:
El Pilar	$86.7
Mexicana del Arco	39.0

Total	$125.7
Mexican administrative offices	$98.7

Total Mexico	$5,135.6

Total Southern Copper Corporation	$9,403.8

SUMMARY OPERATING DATA

        The following table sets out certain operating data underlying our financial and operating information for each of the periods indicated.

				Variance
	Year Ended December 31,			2018 - 2017		2017 - 2016
	2018	2017	2016	Volume	%	Volume	%
COPPER (thousand pounds):
Mined
Peru open-pit
Toquepala	316,849	271,056	256,894	45,793	16.9%	14,162	5.5%
Cuajone	354,016	348,562	377,978	5,454	1.6%	(29,416)	(7.8)%
SX-EW Toquepala	58,480	55,320	54,851	3,160	5.7%	469	0.9%
Mexico open-pit
La Caridad	233,882	234,287	231,373	(405)	(0.2)%	2,914	1.3%
Buenavista	716,239	703,074	696,681	13,165	1.9%	6,393	0.9%
SX-EW La Caridad	58,232	62,586	62,406	(4,354)	(7.0)%	180	0.3%
SX-EW Buenavista	196,788	246,426	289,705	(49,638)	(20.1)%	(43,279)	(14.9)%
IMMSA unit	13,715	12,093	14,171	1,622	13.4%	(2,078)	(14.7)%

Total Mined	1,948,201	1,933,404	1,984,059	14,797	0.8%	(50,655)	(2.6)%

Smelted
Peru open-pit
Blister Ilo	5,799	3,953	2,048	1,846	46.7%	1,905	93.0%
Anodes Ilo	760,060	762,460	711,137	(2,400)	(0.3)%	51,323	7.2%
Mexico open-pit
Anodes La Caridad	631,056	595,717	590,492	35,339	5.9%	5,225	0.9%

Total Smelted	1,396,915	1,362,130	1,303,677	34,785	2.6%	58,453	4.5%

Refined
Peru Open-pit
Cathodes Ilo	645,191	642,367	595,652	2,824	0.4%	46,715	7.8%
SX-EW Toquepala	58,480	55,320	54,851	3,160	5.7%	469	0.9%
Mexico Open-pit
Cathodes La Caridad	527,306	502,783	494,175	24,523	4.9%	8,608	1.7%
SX-EW La Caridad	58,232	62,586	62,406	(4,354)	(7.0)%	180	0.3%
SX-EW Buenavista	196,788	246,426	289,705	(49,638)	(20.1)%	(43,279)	(14.9)%

Total Refined	1,485,997	1,509,482	1,496,789	(23,485)	(1.6)%	12,693	0.8%

Rod Mexico Open-pit—La Caridad	324,403	293,435	318,604	30,968	10.6%	(25,169)	(7.9)%

SILVER (thousand ounces)
Mined
Peru Open-pit
Toquepala	2,132	1,779	1,586	353	19.8%	193	12.2%
Cuajone	2,280	2,390	2,178	(110)	(4.6)%	212	9.7%
Mexico Open-pit
La Caridad	2,085	2,009	1,967	76	3.8%	42	2.1%
Buenavista	5,162	4,988	4,819	174	3.5%	169	3.5%
IMMSA unit	5,649	4,760	5,622	889	18.7%	(862)	(15.3)%

Total Mined	17,308	15,926	16,172	1,382	8.7%	(246)	(1.5)%

Refined
Peru—Ilo	3,884	3,953	3,295	(69)	(1.7)%	658	20.0%
Mexico—La Caridad	8,496	7,152	8,260	1,344	18.8%	(1,108)	(13.4)%
IMMSA unit	1,203	2,583	3,641	(1,380)	(53.4)%	(1,058)	(29.0)%

Total Refined	13,583	13,688	15,196	(105)	(0.8)%	(1,508)	(9.9)%

MOLYBDENUM (thousand pounds)
Mined
Toquepala	9,169	9,224	13,942	(55)	(0.6)%	(4,718)	(33.8)%
Cuajone	6,832	8,259	8,655	(1,427)	(17.3)%	(396)	(4.6)%
Buenavista	10,842	7,636	3,472	3,206	42.0%	4,164	119.9%
La Caridad	21,626	21,900	21,850	(274)	(1.2)%	50	0.2%

Total Mined	48,469	47,019	47,919	1,450	3.1%	(900)	(1.9)%

ZINC (thousand pounds)
Mined IMMSA	156,038	151,380	163,107	4,658	3.1%	(11,727)	(7.2)%
Refined IMMSA	237,076	230,166	233,894	6,910	3.0%	(3,728)	(1.6)%

SLOPE STABILITY:

Peruvian Operations

        The Toquepala and Cuajone pits are approximately 825 meters and 930 meters deep, respectively. Under the present mine plan configuration the Toquepala pit will reach a depth of 1,605 meters and the Cuajone pit will reach a depth of 1,380 meters. The deepening pits present us with a number of geotechnical challenges. Perhaps the foremost concern is the possibility of slope failure, a possibility that all open-pit mines face. In the past, in order to maintain slope stability, we have decreased pit slope angles, installed additional or duplicate haul road access, and increased stripping requirements. We have also responded to hydrological conditions and removed material displaced by slope failures. To meet the geotechnical challenges relating to slope stability of the open-pit mines, we have taken the following steps:

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

        In 2016, as part of the slope stability upgrade study, a geotechnical and hydrological oriented drill program of 3,470 meters was executed at the Toquepala mine. This program was conducted in order to complement the study and to get a better understanding of the behavior of the rock mass. The geotechnical drilling program involved 11 diamond drill holes, six geotechnical drills and five hydrogeological drills, all of them with geological and geotechnical logging. During the execution of these hydrogeological drills, permeability tests in the rock were executed as well as slug tests and constant load tests. Additionally, instrumentation was implemented with five vibrating wire piezometers for the monitoring of water table and to give support to the hydrogeological model. Also in 2016, the external mining consultants began the report for phase three of this study, which was concluded in 2017. They submitted and updated the block models of inter-ramp angles, the model of rock mass, the hydrogeological model and the 3D structural model. In addition, fieldwork continued on the "Slope Stability Analysis in Deposits of Waste and Leachable Material" study by executing geophysical tests, sampling and laboratory tests of soil mechanics. This study was concluded and submitted by the external consultants in 2018. Additionally, in 2018 we dedicated efforts to update the geotechnical pit models, which are essential to perform the analysis of slope stability. Related to this, we have carried out actions, including the completion of the geotechnical database implementation, laboratory testing, training, and other important aspects.

        In recent years, we have destined efforts for the development of stability studies of slopes of the pit, dumps and leachable deposits and tailings; thus guaranteeing the safety of personnel and equipment, the continuity of the operation, and complying with Peruvian regulations.

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

        In 2013, the Board of Directors approved a project to improve slope stability at the south area of the Cuajone mine, which will remove approximately 148 million tons of waste material in order to improve the mine design without reducing our actual production level. As of December 31, 2018, 96.1 million tons of waste material have been removed. For further information see Item 7 "Management Discussion and Analysis—Capital Investment Program."

        In 2017, we installed three vibration monitoring stations and ten digital extensometers to monitor surface deformations on waste dumps in real time. We also completed the detailed engineering for the construction of the coronation channel in the west Torata waste dump. In 2018, we began to operate the first radar for monitoring blasting vibrations and a second geotechnical surveillance camera. This equipment will allow us to improve control over the walls of the pit and to anticipate possible damages.

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

Tailings Dams

        Tailings are comprised of solid particles originating at the concentrator plants during the grinding process that, combined with water, are sent to specially built structures where they are impounded. The water is recovered to be reused in the process.

        Tailings dams are basically built in two manners: by using the coarse fraction from the same tailings or by using external material, often known as "borrowed material" such as rock, clay etc. We believe SCC's tailings dams are built with the highest quality standards and engineering practices. We comply with and at times exceed the national norms and recommendations of the International Commission on Large Dams (ICOLD). In addition we maintain a committee including both internal and external specialists, which periodically review the safety and operation of each dam.

        We have six tailings dams in operation in Mexico and one in Peru as follows:

Country	Operation	Name	Current Height	Material	Method
Mexico	Buenavista	Tailings dam # 3	90 meters	Borrowed	Downstream
Mexico	Buenavista	New tailings dam	70 meters	Borrowed	Downstream
Mexico	La Caridad	Tailings dam # 7	168 meters	Borrowed	Downstream
Mexico	Charcas	Tailings dam	50 meters	Coarse tailings	Upstream
Mexico	Santa Barbara	Noriega dam	45 meters	Coarse tailings	Upstream
Mexico	Santa Eulalia	Tailings dam	70 meters	Coarse tailings	Upstream
Peru	Cuajone and Toquepala	Quebrada Honda	128 meters	Coarse tailings	Downstream

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

        The table below sets forth 2018, 2017 and 2016 production information for our Cuajone operations:

					Variance 2018 - 2017
		2018	2017	2016	Volume	%
Mine annual operating days		365	365	366
Mine
Total ore mined	(kt)	29,571	29,769	30,825	(198)	(0.7)%
Copper grade	(%)	0.651	0.617	0.649	0.034	5.5%
Leach material mined	(kt)	1,122	—	—	1,122	100%
Leach material grade	(%)	0.456	—	—	0.456	100%
Stripping ratio	(x)	4.92	4.01	4.68	0.91	22.7%
Total material mined	(kt)	175,177	149,265	175,009	25,912	17.4%
Concentrator
Total material milled	(kt)	29,575	29,751	30,681	(176)	(0.6)%
Copper recovery	(%)	83.40	86.10	86.12	(2.70)	(3.1)%
Copper concentrate	(kt)	660.7	607.5	656.5	53.2	8.8%
Copper in concentrate	(kt)	160.6	158.1	171.4	2.5	1.6%
Copper concentrates average grade	(%)	24.31	26.03	26.11	(1.72)	(6.6)%
Molybdenum
Molybdenum grade	(%)	0.019	0.019	0.019	—	—
Molybdenum recovery	(%)	55.63	66.62	68.60	(10.99)	(16.5)%
Molybdenum concentrate	(kt)	5.8	6.9	7.1	(1.1)	(16.0)%
Molybdenum concentrate average grade	(%)	53.30	54.16	55.01	(0.86)	(1.6)%
Molybdenum in concentrate	(kt)	3.1	3.7	3.9	(0.6)	(17.3)%

Key: kt = thousand tons

     x = Stripping ratio obtained dividing waste plus leachable material by ore mined.

        Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Geology

        The Cuajone porphyry copper deposit is located on the western flank of Cordillera Occidental, in the southern-most region of the Andes mountains range of Peru. The deposit is part of a mineral district that contains two additional known deposits, Toquepala and Quellaveco. The copper mineralization at Cuajone is typical of porphyry copper deposits.

        The Cuajone deposit is located approximately 30 kilometers north-west from the Toquepala deposit and is part of the Toquepala Group dated approximately 60 to 100 million years (Upper Cretaceous to Lower Tertiary). The Cuajone lithology contains volcanic rocks from the Cretaceous to the Quaternary period. The deposit contains 50 rock types including, pre-mineral rocks, basaltic andesite, porphyritic rhyolite, Toquepala dolerite, Toquepala rhyolite and intrusive rocks, including diorite, porphyritic latite, breccias and dikes. In addition, the following post-mineral rocks are present: the Huaylillas and Chuntacala formations that have been formed by conglomerates, tuffs sequence, traquites and agglomerates. These formations date from nine to 23 million years. There is also the occurrence of Quaternary rocks formed by alluvial and colluvial mainly located in slopes of hills and streams.

        The mineralogy is simple and is evenly distributed. It is mainly composed of minerals such as chalcopyrite (CuFeS2), chalcosine (Cu2S) and molybdenite (MoS2) with occasional presence of galena, enargite and tetraedrite without economic value.

Mine exploration

        Exploration activities during the drill campaign in 2018 were as follows:

Studies	Meters	Holes	Notes
Infill drilling	15,077	33	To obtain additional information to improve confidence in our block model.
Reverse circulation	3,850	72	To corroborate presence of oxides in Dump N°3
Geotechnical	4,404	21	To confirm the continuity of major structures.

Concentrator

        Our Cuajone operations use state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations. Material with a copper grade over 0.35% is loaded onto an overland conveyor belt and sent to the milling circuit, where giant rotating crushers reduce the size of the rocks to approximately one-half of an inch. The ore is then sent to the ball mills, which grind it to the consistency of fine powder. The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells to produce foam for floating the copper and molybdenum minerals, but separating waste material called tailings. This copper-molybdenum bulk concentrate is then treated by inverse flotation where molybdenum is floated and copper is depressed. The copper concentrate is shipped by rail to the smelter at Ilo and the molybdenum concentrate is packaged for shipment to customers. Sulfides under 0.35% copper are considered waste.

        Tailings are sent to thickeners where water is recovered. The remaining tailings are sent to the Quebrada Honda dam, our principal tailings storage facility.

        A major mill expansion was completed in 1999 and the eleventh primary mill was put in operation in January 2008. In December 2013, the high pressure grinding roll was put in operation. At the end of 2016, the Larox filter press for molybdenum concentrate began operations. The overland primary crusher began operations in May 2018. The new tailings thickener is expected to start operations in early 2019.

Toquepala

        Our Toquepala operations consist of an open-pit copper mine and two concentrators. We also refine copper at the SX-EW facility through a leaching process. Toquepala is located in southern Peru, 30 kilometers from Cuajone and 870 kilometers from Lima, at an altitude of 3,220 meters above sea level. Access is by plane from Lima to the city of Tacna (1:40 hours) and then by the Pan-American highway to Camiara (1:20 hours) and by road to Toquepala (1 hour). Each concentrator has a milling capacity of 60,000 tons per day. The SX-EW facility has a production capacity of 56,000 tons per year of LME grade A copper cathodes. Overburden removal commenced in 1957 and ore production commenced in 1960. Our Toquepala operations utilize a conventional open-pit mining method to collect copper ore for further processing in our concentrators. The second concentrator began operations in the fourth quarter of 2018.

        The table below sets forth 2018, 2017 and 2016 production information for our Toquepala operations:

					Variance 2018 - 2017
		2018	2017	2016	Volume	%
Mine annual operating days		365	365	366
Mine
Total ore mined	(kt)	22,701	20,411	19,940	2,290	11.2%
Copper grade	(%)	0.686	0.663	0.647	0.023	3.5%
Leach material mined	(kt)	104,126	85,048	78,485	19,078	22.4%
Leach material grade	(%)	0.160	0.201	0.191	(0.041)	(20.4)%
Stripping ratio	(x)	9.64	8.98	9.48	0.66	7.4%
Total material mined	(kt)	241,514	203,778	209,064	37,736	18.5%
Concentrator
Total material milled	(kt)	23,060	20,392	20,071	2,668	13.1%
Copper recovery	(%)	90.99	90.94	89.73	0.05	0.1%
Copper concentrate	(kt)	528.2	451.9	424.5	76.3	16.9%
Copper in concentrate	(kt)	143.7	122.9	116.5	20.8	16.9%
Copper concentrate average grade	(%)	27.21	27.21	27.45	—	—
SX-EW plant
Estimated leach recovery	(%)	24.11	24.62	25.29	(0.51)	(2.1)%
SX-EW cathode production	(kt)	26.5	25.1	24.8	1.4	5.7%
Molybdenum
Molybdenum grade	(%)	0.028	0.029	0.043	(0.001)	(3.5)%
Molybdenum recovery	(%)	68.42	69.69	73.61	(1.27)	(1.8)%
Molybdenum concentrate	(kt)	7.5	7.5	11.3	—	—
Molybdenum concentrate average grade	(%)	55.54	55.76	55.96	(0.22)	(0.4)%
Molybdenum in concentrate	(kt)	4.2	4.2	6.3	—	—

Key: kt = thousand tons

     x = Stripping ratio obtained dividing waste plus leachable material by ore mined.

        Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Geology

        The Toquepala porphyry deposit is located on the western slopes of Cordillera Occidental, in the southern-most region of the Andes mountains range of Peru, approximately 120 kilometers from the border with Chile. This region extends into Chile and is home to many of the world's most significant known copper deposits. The deposit is part of a mineral district that contains two additional known deposits, Cuajone and Quellaveco. The deposit is in a territory with intrusive and eruptive activities of rhyolitic and andesitic rocks which are 70 million years old (Cretaceous-Tertiary) and which created a series of volcanic lava. The lava is composed of rhyolites, andesites and volcanic agglomerates with a western dip and at an altitude of 1,500 meters. These series are known as the Toquepala Group.

Subsequently, different intrusive activities occurred which broke and smelted the rocks of the Toquepala Group. These intrusive activities resulted in diorites, granodiorites and dikes of porphyritic dacite. Toquepala has a simple mineralogy with regular copper grade distribution. Economic ore is found as disseminated sulfurs throughout the deposit as veinlets, replenishing empty places or as small aggregates. Ore minerals include chalcopyrite (CuFeS2), chalcosine (Cu2S) and molybdenite (MoS2). A secondary enrichment zone is also found with thicknesses between 0 and 150 meters.

Mine Exploration

        Exploration activities during the drill campaign in 2018 were as follows:

Studies	Meters	Holes	Notes
Ore and leach confirmation to reserves and phases	14,758	23	To confirm the continuity of the ore and leach material.
Study of Slopes Stability Instability-West Sector	400	2	To define the potential depth of instability.
Exploration geotechnical and hydrogeological drill	6,081	16	To define rock mass quality and hydrogeological behavior.

Total	21,239	41

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

        Copper oxides from Cuajone with a copper grade higher than 0.275%, with an acid solubility index higher than 48% and a cyanide solubility index higher than 24% are leached. In Toquepala, the copper sulfides cutoff grade is 0.041% and therefore material with a total copper grade between 0.041% and 0.223% are leached. Copper in solution produced at Cuajone is sent to Toquepala through an eight-inch pipe laid alongside the Cuajone-Toquepala railroad track.

        Plant and equipment are supported by a maintenance plan and a quality management system to assure good physical condition and high availability. The SX-EW plant management quality system (including leaching operations) has been audited periodically since 2002 by an external audit company, and found to be in compliance with the requirements of the ISO 9001-2008 standard. In 2012, we obtained the certification OHSAS 18001-2007 of our occupational health and safety system and the ISO14001-2015 for our environmental standards at the SX-EW plant.

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

Smelter

        Our Ilo smelter produces copper anodes for the refinery we operate as part of the same facility. When the copper produced by the smelter exceeds the refinery's capacity, the excess is sold to other refineries around the world. In 2007, we completed a major modernization of the smelter. The nominal installed capacity of the smelter is 1,200,000 tons of copper concentrate per year. Copper concentrates from Toquepala and Cuajone are transported by railroad to the smelter, where they are smelted using an ISASMELT furnace, converters and anode furnaces to produce copper anodes with 99.7% copper. At the smelter, the concentrates are mixed with flux and other material and sent to the ISASMELT furnace producing a mixture of copper matte and slag, which is tapped through a taphole to either of two rotary holding furnaces, where these smelted phases will be separated. Copper matte contains approximately 63% copper. Copper matte is then sent to the four Pierce Smith converters, where the material is oxidized in two steps: (1) the iron sulfides in the matte are oxidized with oxygen enriched air and silica is added producing slag that is sent to the slag cleaning furnaces, and (2) the copper contained in the matte sulfides is then oxidized to produce blister copper, containing approximately 99.3% copper. The blister copper is refined in two anode furnaces by oxidation to remove sulfur with compressed air injected into the bath. Finally, the oxygen content of the molten copper is adjusted by reduction with injection of liquefied petroleum gas with steam into the bath. Anodes, containing approximately 99.7% copper, are cast in two casting wheels. The smelter also can produce blister copper bars, especially when an anode furnace is in general repair.

        The table below sets forth 2018, 2017 and 2016 production and sales information for our Ilo smelter plant:

					Variance 2018 - 2017
Smelter		2018	2017	2016	Volume	%
Concentrate smelted	(kt)	1.187.7	1,153.5	1,070.6	34.2	3.0%
Average copper recovery	(%)	97.4	97.4	97.4	—	—
Anode production	(kt)	345.6	346.6	323.3	(1.0)	(0.3)%
Average anode grade	(%)	99.77	99.77	99.77	—	—
Blister production	kt	2.7	1.8	0.9	0.9	46.8%
Average blister grade	(%)	99.24	99.32	99.23	(0.08)	(0.09)%
Sulfuric acid produced	(kt)	1,169.1	1,119.6	1,036.3	49.5	4.4%

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

        The table below sets forth 2018, 2017 and 2016 production and sales information for our Ilo refinery and precious metals plants:

					Variance 2018 - 2017
Refinery		2018	2017	2016	Volume	%
Cathodes produced	(kt)	292.7	291.4	270.2	1.3	0.4%
Average copper grade	(%)	99.999	99.999	99.998	—	—
Refined silver produced	(000 Kg)	120.8	123.0	102.5	(2.2)	(1.8)%
Refined gold produced	(kg)	282.4	237.7	209.9	44.7	18.8%
Commercial grade selenium produced	(tons)	52.2	49.2	48.7	3.0	5.9%

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
Pacific Ocean
Gulf of México
Mexico City
16°
0 100 200 Kms

MAP SHOWING LOCATION AND ACCESS TO LA CARIDAD AND BUENAVISTA DEL COBRE FACILITIES

Date: January, 2019

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

        The following table shows 2018, 2017 and 2016 production information for Buenavista:

					2018 - 2017 Variance
		2018	2017	2016	Volume	%
Mine annual operating days		365	365	366
Mine:
Total ore mined	(kt)	70,464	69,773	66,328	691	1.0%
Copper grade	(%)	0.537	0.547	0.566	(0.010)	(1.8)%
Leach material mined	(kt)	145,253	157,802	123,738	(12,549)	(8.0)%
Leach material grade	(%)	0.242	0.261	0.281	(0.019)	(7.3)%
Stripping ratio	(x)	3.23	3.14	2.88	0.09	2.9%
Total material mined	(kt)	297,718	288,716	257,395	9,002	3.1%
Concentrator:
Total material milled	(kt)	70,328	69,294	66,112	1,034	1.5%
Copper recovery	(%)	86.02	84.12	84.50	1.90	2.3%
Copper concentrate	(kt)	1,371.1	1,361.8	1,329.6	9.3	0.7%
Copper in concentrate	(kt)	325.0	319.0	316.0	6.0	1.9%
Copper concentrate average grade	(%)	23.7	23.42	23.77	0.3	1.3%
SX-EW plant
Estimated leach recovery	(%)	60.00	70.00	70.77	(10.00)	(14.3)%
SX-EW cathode production	(kt)	89.3	111.8	131.4	(22.5)	(20.1)%
Molybdenum
Molybdenum grade	(%)	0.012	0.013	0.013	(0.001)	(7.7)%
Molybdenum recovery	(%)	58.44	39.85	25.11	18.59	46.7%
Molybdenum concentrate	(kt)	9.62	6.74	3.19	2.88	42.4%
Molybdenum concentrate average grade	(%)	51.13	51.38	49.45	(0.25)	(0.5)%
Molybdenum in concentrate	(kt)	8.41	3.46	1.58	4.95	143.0%

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

Mine Exploration

        In-fill core drilling was conducted in 2011 at the Buenavista zinc-copper-silver deposit, including directional drilling for geotechnical purposes. A deep drilling campaign was initiated in 2011 to explore the extent of the deposit at depth, drilling a total of 3,860 meters in 2012. For short-term mine planning, 6,652 meters were drilled to confirm copper grade and metallurgical recoveries. Also, in 2011, a condemnation drilling program was initiated to define areas for future infrastructure, as well as areas where leach and waste dumps will be deposited. A total of 28,369 meters of core drilling were completed in 2011. A geohydrology program was initiated in 2011 to explore the possibility of groundwater sources within the mine limits, and a total of 29,750 meters of diamond drilling were drilled in 2012. In addition, 3,797 meters were drilled for water monitoring wells. We did not have a drilling campaign in 2013. In 2014, we performed a drilling program of 20,000 meters in order to verify the reserves. In 2015, we complied with our drilling program target of 15,000 meters to define reserves and to confirm copper and molybdenum grades. In 2018, we drilled 4,434 meters to further define reserves and confirm grades.

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

        La Caridad mine and mill are located about 23 kilometers southeast of the town of Nacozari in northeastern Sonora, at an altitude of 2,000 meters above sea level. Nacozari is about 264 kilometers northeast of the Sonora state capital of Hermosillo and 121 kilometers south of the U.S.—Mexico border. Nacozari is connected by paved highway with Hermosillo and Agua Prieta and by rail with the international port of Guaymas, and the Mexican and United States rail systems. An airstrip with a reported runway length of 2,500 meters is located 36 kilometers north of Nacozari, less than one kilometer away from the La Caridad copper smelter and refinery. The smelter and the sulfuric acid plants, as well as the refineries and rod plant, are located approximately 24 kilometers from the mine. Access is by paved highway and by railroad.

        The concentrator began operations in 1979, the molybdenum plant was added in 1982, the smelter in 1986, the first sulfuric acid plant in 1988, the SX-EW plant in 1995, the second sulfuric acid plant in 1997, the copper refinery in 1997, the rod plant in 1998, the precious metals refinery in 1999 and the dust and effluents plant in 2012.

        The table below sets forth 2018, 2017 and 2016 production information for La Caridad:

					Variance 2018 - 2017
		2018	2017	2016	Volume	%
Mine annual operating days		365	365	366
Mine
Total ore mined	(kt)	34,675	34,699	34,648	(24)	(0.1)%
Copper grade	(%)	0.353	0.360	0.355	(0.007)	(1.9)%
Leach material mined	(kt)	30,764	36,540	41,342	5,776	(15.8)%
Leach material grade	(%)	0.221	0.230	0.228	(0.009)	(3.9)%
Stripping ratio	(x)	1.78	1.84	1.84	(0.06)	(3.3)%
Total material mined	(kt)	96,541	98,534	98,435	(1,993)	(2.0)%
Concentrator
Total material milled	(kt)	34,548	34,548	34,539	—	—
Copper recovery	(%)	87.09	85.51	85.66	1.58	1.9%
Copper concentrate	(kt)	446.2	443.3	447.1	2.9	0.7%
Copper in concentrate	(kt)	106.1	106.3	104.9	(0.2)	(0.2)%
Copper concentrate average grade	(%)	23.78	23.98	23.47	(0.20)	(0.8)%
SX-EW plant
Estimated leach recovery	(%)	37.99	38.16	38.26	(0.17)	(0.5)%
SX-EW cathode production	(kt)	26.41	28.39	28.31	(1.98)	(7.0)%
Molybdenum
Molybdenum grade	(%)	0.034	0.035	0.035	(0.001)	(2.9)%
Molybdenum recovery	(%)	83.28	82.50	81.15	0.78	1.0%
Molybdenum concentrate	(kt)	18.0	18.3	18.7	(0.3)	(1.6)%
Molybdenum concentrate average grade	(%)	54.61	54.31	52.96	0.3	0.6%
Molybdenum in concentrate	(kt)	9.8	9.9	9.9	(0.1)	(1.0)%

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

        In 2008, La Caridad finished a large exploration program of 50,000 meters. The target was to reach to the 900 level in order to reduce the drilling space and to define the copper and molybdenum mineralization continuity and also carry out metallurgical testing for the flotation and leaching processes. There was no exploration program in 2009, 2011 and 2013. In 2012 we drilled 10,000 meters and further defined the extent of the copper and molybdenum mineralization. From 2014 to 2017 we drilled 96 diamond drill holes equivalent to 38,984 meters in order to define a high grade ore body located in the south western edge of the pit (Bella Union location). In 2018 we drilled 18 diamond drill holes equivalent to 5,132 meters in the Bella Union location.

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

SX-EW Plant

        Approximately 856.8 million tons of leaching ore with an average grade of approximately 0.251% copper have been extracted from the La Caridad open-pit mine and deposited in leaching dumps from May 1995 to December 31, 2018. All copper ore with a grade lower than the mill cut-off grade 0.30%, but higher than 0.15% copper, is delivered to the leaching dumps. In 1995, we completed the construction of a SX-EW facility at La Caridad that has allowed processing of this ore and certain leach ore reserves that were not mined and has resulted in a reduction in our copper production costs. The SX-EW facility has an annual design capacity of 21,900 tons of copper cathodes.

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

        The table below sets forth 2018, 2017 and 2016 production information for the La Caridad processing facilities:

					Variance 2018 - 2017
		2018	2017	2016	Volume	%
Smelter
Total copper concentrate smelted	(kt)	1,041.7	997.7	1,004.8	44.0	4.4%
Anode copper production	(kt)	287.7	271.8	269.5	15.9	5.9%
Average copper content in anode	(%)	99.49	99.41	99.38	0.08	0.1%
Average smelter recovery	(%)	96.9	97.4	96.8	(0.5)	(0.5)%
Sulfuric acid production	(kt)	1,002.5	976.4	1,007.9	26.1	2.7%
Refinery
Refined cathode production	(kt)	239.2	228.1	224.2	11.1	4.9%
Refined silver production	(000 kg)	264.3	222.5	256.9	41.8	18.8%
Refined gold production	(Kg)	1,228.5	1,264.2	4,805.8	(35.7)	(2.8)%
Rod Plant
Copper rod production	(kt)	147.1	133.1	144.5	14.0	10.5%

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

        The table below sets forth 2018, 2017 and 2016 production information for our Mexican IMMSA unit:

					Variance 2018 - 2017
		2018	2017	2016	Volume	%
Average annual operating days(*)		353	352	353
Total material mined and milled	(kt)	3,277	2,871	3,031	406	14.1%
Zinc:
Zinc average ore grade	(%)	2.51	2.76	2.81	(0.25)	(9.0)%
Zinc average recovery	(%)	86.07	86.75	86.93	(0.68)	(0.8)%
Zinc concentrate produced	(kt)	135.3	129.2	140.0	6.1	4.7%
Zinc concentrate average grade	(%)	52.30	53.13	52.96	(0.83)	(1.6)%
Zinc in concentrate	(kt)	70.8	68.7	73.9	2.1	3.1%
Lead:
Lead average ore grade	(%)	0.91	0.95	1.00	(0.04)	(5.0)%
Lead average recovery	(%)	74.32	73.91	80.41	0.41	0.6%
Lead concentrate produced	(kt)	39.1	33.6	40.7	5.5	16.4%
Lead concentrate average grade	(%)	56.51	60.29	59.88	(3.8)	(6.3)%
Lead in concentrate	(kt)	22.1	20.2	24.4	1.9	9.4%
Copper:
Copper average ore grade	(%)	0.35	0.35	0.37	—	—
Copper average recovery	(%)	54.56	54.65	56.83	(0.09)	(0.2)%
Copper concentrate produced	(kt)	23.5	21.3	24.9	2.2	10.3%
Copper concentrate average grade	(%)	26.45	25.71	25.86	0.73	2.9%
Copper in concentrate	(kt)	6.2	5.5	6.4	0.7	12.7%
Silver:
Silver average ore grade	(ounces)	2.25	2.19	2.35	0.06	2.7%
Silver average recovery	(%)	76.59	75.72	79.41	0.87	1.2%
Silver concentrate average grade	(%)	28.5	25.8	30.4	2.7	10.5%
Silver in concentrates	((000) ounces)	5,649.5	4,759.9	5,622.0	889.6	18.7%

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

        Mine exploration in 2015 included 32,144 meters of surface drilling and 20,536 meters from underground stations, which increased our reserves by 3,089,797 tons. For 2016, it included 20,000 meters of surface drilling and 20,754 meters from underground stations, which increased our reserves by 1,778,728 tons. For 2017, it included 5,999 meters of surface drilling and 23,098 meters from underground stations, which increased our reserves by 2,004,577 tons. For 2018, 11,757 meters of diamond drilling and 20,285 meters from underground stations were drilled, which increased our reserves by 2,282,322 tons. For 2019, 25,000 meters of diamond drilling are planned to identify additional reserves.

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

        Mine exploration in 2015 included 5,977 meters of surface drilling and 16,609 meters from underground stations, which increased our reserves by 1,135,750 tons. For 2016, it included 14,300 meters from underground stations, which increased our reserves by 1,416,756 tons. For 2017, it included 2,571 meters of surface drilling and 11,838 meters from underground stations, which increased our reserves by 613,872 tons. For 2018, 10,769 meters from underground stations were drilled, which increased our reserves by 418,345 tons. For 2019, 14,160 meters of diamond drilling are planned to identify additional reserves.

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

        Mine exploration in 2015 included 3,014 meters from underground stations, which increased our reserves by 64,800 tons. For 2017, it included 936 meters from underground stations, which increased our reserves by 60,525 tons. For 2018, 1,930 meters from underground stations were drilled, which increased our reserves by 249,930 tons. For 2019, 8,700 meters of diamond drilling from underground stations in San Antonio and Buena Tierra are planned to identify additional reserves.

San Martin and Taxco

        The San Martin mining complex is located in the municipality of Sombrerete in the western part of the state of Zacatecas, Mexico. It was discovered in 1555 and mining operations in the 20th century began in 1949. The complex includes an underground mine and a flotation plant. The ore body contains lead, copper and zinc concentrates, with significant amounts of silver.

        After eleven years of an illegal stoppage, we resumed control of the San Martin mine in August 2018. The San Martin facilities deteriorated during this period and we are undertaking a major renovation in order to restart operations, with an estimated capital budget of $77 million.

        The Taxco mining complex has been on strike since July 2007. It is located on the outskirts of the city of Taxco in the northern part of the state of Guerrero, Mexico. It was discovered in 1519 and mining activities in the 20th century began in 1918. The complex includes several underground mines (San Antonio, Guerrero and Remedios) and a flotation plant. The ore contains lead and zinc concentrates, with some amounts of gold and silver.

        There was no mine exploration drilling in San Martin and Taxco during the three years ended December 31, 2018 because of the strikes. Please see Note 12 "Commitments and Contingencies—Labor matters" to our consolidated financial statements.

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

        The table below sets forth 2018, 2017 and 2016 production information for our San Luis Potosi zinc refinery:

					Variance 2018 - 2017
		2018	2017	2016	Volume	%
Total zinc concentrate treated	(kt)	204.0	202.3	202.0	1.7	0.84%
Refined zinc produced	(kt)	107.5	104.4	106.1	3.1	3.0%
Sulfuric acid produced	(kt)	184.2	180.6	181.3	3.6	2.0%
Refined silver produced	(kt)	16.8	14.5	10.5	2.3	15.9%
Refined gold produced	(k)	23.8	17.8	14.4	6.0	33.1%
Refined cadmium produced	(kt)	0.6	0.6	0.7	—	—
Average refinery recovery	(%)	94.4	94.3	93.8	0.1	0.1%

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

Carbon mine exploration

        In Coahuila, an intensive exploration program of diamond drilling has identified two additional areas, Esperanza with a potential for more than 30 million tons of "in place" mineralized coal and Guayacan with a potential for 15 million tons of "in place" mineralized coal, that could be used for a future coal-fired power plant. In 2015, we drilled 3,046 meters and increased our reserves by 465,509 tons. In 2016, we drilled 1,052 meters and finished the last stage of exploration in two areas for open pit, San Jose y Cuatro y medio, and increased reserves by 607,532 tons. In 2017 and 2018, we did not undertake exploration activites.

        The table below sets forth 2018, 2017 and 2016 production information for our Nueva Rosita coal and coke complex:

					Variance 2018 - 2017
		2018	2017	2016	Volume	%
Coal mined—open-pit	(kt)	108.6	132.7	194.3	(24.1)	(18.0)%
Average BTU content	BTU/Lb	10,022	10,022	9,485	—	—
Average percent sulfur	%	1.38	1.38	1.49	—	—
Clean coal produced	(kt)	42.8	66.4	86.2	(23.6)	(36.0)%
Coke tonnage produced	(kt)	—	45.4	71.7	(45.4)	(100.0)%
Average realized price—Coal	($ per ton)	39.0	29.2	40.2	9.8	34.0%
Average realized price—Coke	($ per ton)	265.0	233.0	215.0	32.0	14.0%

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

        For the IMMSA unit, the basis for reserve estimations are sampling of mining operations and drilling exploration, geographical and topographic surveys, tracking down all the foregoing in the corresponding maps, measurement, calculation and interpretation based on the maps and reports from the mines, the mills and/or smelters. Mineral reserves are mineral stock which is estimated for extraction, to exploit if necessary, to sell or utilize economically, all or in part, taking into consideration the quotations, subsidies, costs, availability of treatment plants and other conditions which we estimate will prevail in the period for which reserves are being calculated. The reserves are divided into proven (85% reliable or more according to statistical studies) and probable (70% - 80% reliable or more according to statistical studies) categories according to their level of reliability and availability. In order to comply with SEC regulations, proven reserves is a classification that can only be used for such mineral found on top of the last level of the mine (either mineral up to 15 meters below the last level or below the first 15 meters only with sufficient drilling (25 or 30 meters between each drill)).

        Annually our engineering department reviews in detail the reserve computations. In addition, our engineering department reviews the computation when changes in assumptions occur. Changes can occur for price or cost assumptions, results in field drilling or new geotechnical parameters. We also engage third party consultants to review mine planning procedures.

        Pursuant to SEC guidance, the reserves information in this report are calculated using average metals prices over the most recent three years unless otherwise stated. We refer to these three-year average metals prices as "current prices." Our current prices for copper are calculated using prices quoted by COMEX, and our current prices for molybdenum are calculated according to Platt's Metals Week. Unless otherwise stated, reserves estimates in this report use $2.64 per pound for copper and $8.88 per pound for molybdenum, both current prices as of December 31, 2018. The current prices for copper and molybdenum were $2.50 and $7.07 as of December 31, 2017 and $2.61 and $8.10 as of December 31, 2016, respectively.

        For internal ore reserve estimation, our management uses long-term metal price assumptions for copper and molybdenum, which are intended to approximate average prices over the long term. At December 31, 2018 and 2017, we considered $2.90 per pound of copper and $7.50 per pound of molybdenum.

        The average metal prices over the last 10 and 15 years periods and the continued positive outlook for these metals have led us to use these prices. For other forecast and planning purposes, particularly related to merger and acquisition activities, our management considers other price scenarios. These changes, however, do not affect the preparation of our financial statements.

        For the years 2018, 2017 and 2016, we have used reserve estimates based on current average prices as of the most recent three years then ended to determine amortization of mine development and intangible assets.

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

Cuajone mine—Edgar A. Peña Valenzuela, Mine Engineering Superintendent
Toquepala mine—Wilbert Perez, Mine Engineering Superintendent

Tia Maria project:

Jaime Arana Murriel, Investment Projects Leaching Manager

Los Chancas project:

Jaime Arana Murriel, Investment Projects Leaching Manager
Juan Fernando Núñez Chavez, Technical Manager of Explorations

Mexican open-pit:

La Caridad Mine—Gilberto Quintana, Mine Manager
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

Ore Reserves Estimated at Current Prices:

        The table below details our estimated proven and probable copper and molybdenum reserves at December 31, 2018 based on the last three year average market prices following SEC guidance:

	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT
							DEVELOPMENT PROJECTS
	Cuajone Mine(1)	Toquepala Mine(1)	Buenavista Mine(1)	La Caridad Mine(1)	TOTAL OPEN-PIT MINES	MEXICAN IMMSA UNIT(2)
							Tia Maria	El Arco	El Pilar	Pilares
Mineral Reserves
Metal prices:
Copper ($/lb.)	2.6424	2.6424	2.6424	2.6424	2.642	2.642	2.642	2.642	2.642	2.642
Molybdenum ($/lb.)	8.876	8.876	8.876	8.876	8.876	—	—	8.876	—	—
Cut-off grade	0.215%	0.234%	0.171%	0.112%	0.176%	—	—	0.207%	0.150%	0.150%
Proven
Sulfide ore reserves (kt)	1,016,568	1,885,610	2,760,641	2,119,208	7,782,027	18,102	—	1,368,191	—	13,026
Average grade:
Copper	0.570%	0.556%	0.461%	0.227%	0.435%	0.460%	—	0.443%	—	0.768%
Molybdenum	0.019%	0.033%	0.008%	0.029%	0.021%	—	—	0.007%	—	—
Lead	—	—	—	—	—	1.210%	—	—	—	—
Zinc	—	—	—	—	—	2.710%	—	—	—	—
Leachable material (kt)	725	653,441	1,912,370	429,028	2,995,564	—	213,559	188,689	255,756	249
Leachable material grade	0.625%	0.214%	0.169%	0.185%	0.181%	—	0.329%	0.330%	0.297%	0.241%
Probable
Sulfide ore reserves (kt)	749,563	179,051	1,341,362	1,124,643	3,394,619	29,166	—	985,147	—	31,447
Average grade:
Copper	0.408%	0.367%	0.407%	0.212%	0.341%	0.510%	—	0.404%	—	0.692%
Molybdenum	0.016%	0.012%	0.009%	0.030%	0.018%	—	—	0.007%	—	—
Lead	—	—	—	—	—	0.890%	—	—	—	—
Zinc	—	—	—	—	—	2.750%	—	—	—	—
Leachable material (kt)	3,093	1,038,707	739,766	150,927	1,932,493	—	517,552	66,103	13,225	928
Leachable material grade	0.752%	0.146%	0.147%	0.174%	0.150%	—	0.368%	0.159%	0.275%	0.252%
Total
Sulfide ore reserves (kt)	1,766,131	2,064,661	4,102,003	3,243,851	11,176,646	47,268	—	2,353,337	—	44,473
Average grade:
Copper	0.501%	0.540%	0.443%	0.222%	0.406%	0.491%	—	0.427%	—	0.715%
Molybdenum	0.018%	0.031%	0.008%	0.030%	0.020%	—	—	0.007%	—	—
Lead	—	—	—	—	—	1.013%	—	—	—	—
Zinc	—	—	—	—	—	2.735%	—	—	—	—
Leachable material (kt)	3,818	1,692,148	2,652,136	579,955	4,928,057	—	731,111	254,792	268,981	1,178
Leachable material grade	0.728%	0.172%	0.163%	0.182%	0.169%	—	0.356%	0.286%	0.296%	0.250%
Waste (kt)	4,672,393	7,738,634	5,742,183	2,353,527	20,506,737	—	654,239	2,107,905	418,441	162,033
Total material (kt)	6,442,342	11,495,443	12,496,322	6,177,333	36,611,440	47,268	1,385,350	4,716,034	687,422	207,684
Stripping ratio ((W+L)/O)	2.65	4.57	2.05	0.90	2.28	—	—	1.00	—	3.67
Stripping ratio (W/(L+O))	2.64	2.06	0.85	0.62	1.27	—	0.89	0.81	1.56	3.55
Leachable material
Reserves in stock (kt)	18,332	1,550,834	1,676,237	866,311	4,111,714	—	—	—	—	—
Average copper grade	0.486%	0.155%	0.161%	0.243%	0.178%	—	—	—	—	—
In pit reserves:
Proven (kt)	725	653,441	1,912,370	429,028	2,995,564	—	213,559	188,689	255,756	249
Average copper grade	0.625%	0.214%	0.169%	0.185%	0.181%	—	0.329%	0.330%	0.297%	0.241%
Probable (kt)	3,093	1,038,707	739,766	150,927	1,932,493	—	517,552	66,103	13,225	928
Average copper grade	0.752%	0.146%	0.147%	0.174%	0.150%	—	0.368%	0.159%	0.275%	0.252%
Total leachable reserves (kt)	22,150	3,242,982	4,328,373	1,446,266	9,039,771	—	731,111	254,792	268,981	1,178
Average copper grade	0.528%	0.164%	0.162%	0.219%	0.173%	—	0.356%	0.286%	0.296%	0.250%
Copper contained in ore reserves in pit(kt)(3)	8,876	14,060	22,495	8,257	53,688	232	2,603	10,777	796	321

kt = Thousand tons

W= Waste, L= Leachable material; O= Ore.

(1)
The Cuajone, Toquepala, Buenavista and La Caridad concentrator recoveries calculated for these reserves were 85.2%, 87.5%, 82.8%, and 81.7%, respectively, obtained by using recovery formulas according to the different milling capacity and geo-metallurgical zones.

(2)
The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	490.6	802.1	1,292.6
Lead	219.0	259.6	478.6
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

Metal Price Sensitivity:

        In preparing the sensitivity analysis, we recalculated our reserves based on the assumption that current average metal prices were 20% higher and 20% lower, respectively, than the actual current average prices for year-end 2018. Reserve results of this sensitivity analysis are not proportional to the increase or decrease in metal price assumptions.

	INCREASE—20%			DECREASE—20%
	Open-Pit Mines	IMMSA	Development Projects	Open-Pit Mines	IMMSA	Development Projects
Mineral Reserves
Metal prices:
Copper ($/lb.)	3.171	3.171	3.171	2.114	2.114	2.114
Molybdenum ($/lb.)	10.651	—	10.651	7.101	—	7.101
Cut-off grade	0.148%	—	0.166%	0.219%	—	0.273%
Proven
Sulfide ore reserves (kt)	8,725,233	18,523	1,421,635	5,981,795	16,616	1,303,826
Average grade:
Copper	0.420%	0.450%	0.437%	0.470%	0.470%	0.462%
Molybdenum	0.020%	—	0.007%	0.021%	—	0.008%
Lead	—	1.190%	—	—	1.270%	—
Zinc	—	2.670%	—	—	2.840%	—
Leachable material (kt)	2,559,596	—	686,837	3,421,331	—	568,105
Leachable material grade	0.159%	—	0.313%	0.201%	—	0.329%
Probable
Sulfide ore reserves (kt)	4,051,016	29,884	1,098,034	2,396,010	26,959	855,646
Average grade:
Copper	0.326%	0.500%	0.398%	0.388%	0.530%	0.443%
Molybdenum	0.017%	—	0.007%	0.018%	—	0.008%
Lead	—	0.880%	—	—	0.920%	—
Zinc	—	2.710%	—	—	2.850%	—
Leachable material (kt)	1,904,207	—	621,267	1,670,539	—	557,596
Leachable material grade	0.133%	—	0.335%	0.164%	—	0.355%
Total
Sulfide ore reserves (kt)	12,776,249	48,407	2,519,670	8,377,805	43,575	2,159,472
Average grade:
Copper	0.390%	0.481%	0.420%	0.447%	0.507%	0.455%
Molybdenum	0.019%	—	0.007%	0.020%	—	0.008%
Lead	—	0.999%	—	—	1.053%	—
Zinc	—	2.695%	—	—	2.846%	—
Leachable material (kt)	4,463,803	—	1,308,104	5,091,870	—	1,125,701
Leachable material grade	0.148%	—	0.323%	0.189%	—	0.342%
Waste (kt)	23,329,106	—	3,582,155	16,066,791	—	2,725,797
Total material (kt)	40,569,158	48,407	7,409,929	29,536,466	43,575	6,010,970
Stripping ratio ((W+L)/O)	2.18	—	1.94	2.53	—	1.78
Stripping ratio (W/(L+O))	1.35	—	0.94	1.19	—	0.83
Leachable material
Reserves in stock (kt)	4,111,714	—	—	4,111,714	—	—
Average copper grade	0.178%	—	—	0.178%	—	—
In pit reserves:
Proven (kt)	2,559,596	—	686,837	3,421,331	—	568,105
Average copper grade	0.159%	—	0.313%	0.201%	—	0.329%
Probable (kt)	1,904,207	—	621,267	1,670,539	—	557,596
Average copper grade	0.133%	—	0.335%	0.164%	—	0.355%
Total leachable reserves (kt)	8,575,517	—	1,308,104	9,203,584	—	1,125,701
Average copper grade	0.162%	—	0.323%	0.184%	—	0.342%
Copper contained in ore reserves in pit(kt)(1)	56,437	233	14,792	47,055	221	13,660

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

Internal Ore Reserves Estimates:

        The table below details our proven and probable copper and molybdenum reserves as of December 31, 2018, estimated based on long-term price assumptions of $2.90 for copper and $7.50 for molybdenum. As discussed on page 52 the presentation of these internal ore reserve estimates are not compliant with SEC requirements, as the long-term price assumptions differ from the current prices used pursuant to SEC guidance. These internal ore reserve estimates do not affect the preparation of our financial statements.

	PERUVIAN OPEN-PIT UNIT		MEXICAN OPEN-PIT UNIT
							DEVELOPMENT PROJECTS
	Cuajone Mine	Toquepala Mine	Buenavista Mine	La Caridad Mine	TOTAL OPEN-PIT MINES	MEXICAN IMMSA UNIT(1)
							Tia Maria	El Arco	El Pilar	Pilares
Mineral Reserves
Metal prices:
Copper ($/lb.)	2.900	2.900	2.900	2.900	2.900	2.900	2.900	2.900	2.900	2.900
Molybdenum ($/lb.)	7.500	7.500	7.500	7.500	7.500	—	—	7.500	—	—
Cut-off grade	0.200%	0.224%	0.150%	0.102%	0.162%	—	—	0.208%	0.150%	0.144%
Proven
Sulfide ore reserves(kt)	1,020,580	2,022,766	3,035,978	2,185,681	8,265,005	18,119	—	1,373,089	—	13,026
Average grade:
Copper	0.569%	0.547%	0.441%	0.224%	0.425%	0.460%	—	0.442%	—	0.768%
Molybdenum	0.019%	0.032%	0.008%	0.030%	0.021%	—	—	0.007%	—	—
Lead	—	—	—	—	—	1.210%	—	—	—	—
Zinc	—	—	—	—	—	2.710%	—	—	—	—
Leachable material (kt)	867	578,504	1,800,652	423,903	2,803,926	—	217,124	188,689	270,825	249
Leachable material grade	0.562%	0.208%	0.155%	0.185%	0.171%	—	0.325%	0.330%	0.295%	0.241%
Probable
Sulfide ore reserves(kt)	778,781	234,842	1,475,012	1,204,523	3,693,158	28,991	—	991,741	—	31,447
Average grade:
Copper	0.400%	0.363%	0.390%	0.211%	0.332%	0.510%	—	0.403%	—	0.692%
Molybdenum	0.015%	0.011%	0.009%	0.030%	0.017%	—	—	0.007%	—	—
Lead	—	—	—	—	—	0.890%	—	—	—	—
Zinc	—	—	—	—	—	2.760%	—	—	—	—
Leachable material (kt)	3,736	930,576	722,123	153,901	1,810,336	—	528,940	66,103	15,259	928
Leachable material grade	0.668%	0.154%	0.136%	0.173%	0.149%	—	0.363%	0.159%	0.274%	0.252%
Total
Sulfide ore reserves(kt)	1,799,361	2,257,608	4,510,990	3,390,204	11,958,163	47,111	—	2,364,831	—	44,473
Average grade:
Copper	0.496%	0.528%	0.424%	0.220%	0.397%	0.491%	—	0.425%	—	0.715%
Molybdenum	0.017%	0.030%	0.008%	0.030%	0.020%	—	—	0.007%	—	—
Lead	—	—	—	—	—	1.013%	—	—	—	—
Zinc	—	—	—	—	—	2.741%	—	—	—	—
Leachable material (kt)	4,603	1,509,080	2,522,775	577,804	4,614,262	—	746,064	254,792	286,084	1,178
Leachable material grade	0.648%	0.175%	0.149%	0.182%	0.162%	—	0.352%	0.286%	0.294%	0.250%
Waste (kt)	4,638,378	8,458,803	5,925,063	2,559,035	21,581,279	—	672,277	2,096,412	441,510	162,033
Total material (kt)	6,442,342	12,225,491	12,958,828	6,527,043	38,153,704	47,111	1,418,341	4,716,035	727,594	207,684
Stripping ratio ((W+L)/O)	2.58	4.42	1.87	0.93	2.19	—		0.99		3.67
Stripping ratio (W/(L+O))	2.57	2.25	0.84	0.64	1.30	—	0.90	0.80	1.54	3.55
Leachable material
Reserves in stock (kt)	18,332	1,550,834	1,676,237	866,311	4,111,714	—	—	—	—	—
Average copper grade	0.486%	0.155%	0.161%	0.243%	0.178%	—	—	—	—	—
In-pit reserves:
Proven (kt)	867	578,504	1,800,652	423,903	2,803,926	—	217,124	188,689	270,825	249
Average copper grade	0.562%	0.208%	0.155%	0.185%	0.171%	—	0.325%	0.330%	0.295%	0.241%
Probable(kt)	3,736	930,576	722,123	153,901	1,810,336	—	528,940	66,103	15,259	928
Average copper grade	0.668%	0.154%	0.136%	0.173%	0.149%	—	0.363%	0.159%	0.274%	0.252%
Total leachable reserves	22,935	3,059,914	4,199,012	1,444,115	8,725,976	—	746,064	254,792	286,084	1,178
Average copper grade	0.519%	0.165%	0.154%	0.219%	0.169%	—	0.352%	0.286%	0.294%	0.250%
Copper contained in ore reserves (kt)(2)	8,955	14,561	22,886	8,510	54,912	231	2,626	10,779	841	321

  (kt) = Thousand tons

  W= Waste, L= Leachable material; O= Ore.

(1)
The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	491.0	800.2	1,291.2
Lead	219.2	258.0	477.3

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

  4.
  In the final stage, accumulated tons mined, weighted average grade for ore material and leach is compared to data coming from our SRP system.

        Tonnage and grade reconciliation for 2018 are as follows:

	Long Range Model		Mill		Variance
Mine	Tons (thousands)	% Copper	Tons (thousands)	% Copper	Tons (thousands)	% Copper
Cuajone	29,613	0.645	29,571	0.651	42	(0.006)
Toquepala	25,127	0.659	22,701	0.686	2,426	(0.027)
Buenavista	70,784	0.531	70,465	0.537	319	(0.006)
La Caridad	30,654	0.378	34,675	0.353	(4,021)	0.025

        If the estimation error appears greater than 3%, a detailed evaluation is done to review the differences, which normally could result in more in-fill drilling, in order to better understand the geological characteristics (grade, rock type, mineralization and alteration) and the spacing of drill holes which are considered in the ore body zone.

AVERAGE DRILL-HOLE SPACING

        The following is the average drill-hole spacing for proven and probable sulfide reserves as of December 31, 2018:

	Proven	Probable
	(average spacing in meters)
Cuajone	75.67	114.43
Toquepala	77.83	117.71
Buenavista	54.23	106.91
La Caridad	46.52	104.71

EXPLORATION ACTIVITIES

        We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico, Argentina, Ecuador and Chile. We also conduct exploration in the areas of our current mining operations. We invested $29.6 million in exploration programs in 2018, $28.8 million in 2017 and $40.1 million in 2016 and we expect to spend approximately $44.5 million in exploration programs in 2019.

        Currently, we have direct control of 37,622 hectares and 147,974 hectares of exploration concessions in Peru and in Mexico, respectively. We also currently hold 63,453 hectares, 42,615 hectares and 7,298 hectares of exploration concessions in Argentina, Chile and Ecuador, respectively.

Peru

        Los Chancas.    This property, located in the department of Apurimac in southern Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton and 181 million tons of mineralized leachable material with a total copper content of 0.357%. In 2018, we continued developing of social and environmental improvements for the local communities, and plan to complete the environmental impact assessment in 2020.

        Michiquillay.    This property, located in the district of La Encañada, in the province and department of Cajamarca in northern Peru, is a copper porphyry deposit. In February 2018, we won the public bidding process for the project, and in June 2018 we signed the acquisition contract with the Peruvian government. In 2019, we plan to develop social and environmental programs for the local communities. We also expect to verify and update the estimated mineral resources through an initial 40,000 meter diamond drilling program.

        Other Peruvian Prospects.    During 2018, we completed a diamond drilling program of 6,952 meters on prospects with mineralization evidence of copper porphyry deposits, with inconclusive results.

        In addition, we conducted a 28,600 meter diamond drilling program at a western mountains project in southern Peru, which allowed us to define and estimate existing mineral resources in oxide zones and copper porphyritic mineralization.

        For 2019, we plan to conduct a diamond drilling program of 13,000 meters at various prospects, which have evidence of copper and copper-gold porphyry deposits, located on the coast of Peru. We also expect to conduct a diamond drilling program of 10,000 meters in the western mountains of Peru, north of our Cuajone operations. Additionally, we will continue with several prospection programs at other Peruvian metallogenic zones.

Mexico

        In addition to exploration and drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico. The following are some of the more significant exploration projects:

        Buenavista-Zinc.    The Buenavista-Zinc site is located in the state of Sonora, Mexico and is part of the northwest Buenavista ore body. It is a skarn deposit containing zinc, copper, silver and lead sulfide mineralization. The deposit contains approximately 102.6 million tons of mineralized material, containing 1.88% of zinc, 0.47% of copper and 17 grams of silver per ton. In 2016, we reviewed the geological model of the deposit and the lithological description of prior drill holes, which were analyzed using infrared spectrometry. The results were included in the reserves database. Currently, we have concluded the conceptual design of the flotation plant. Additionally, the mining plan and economic studies have been prepared by external companies.

        The Chalchihuites.    This is a skarn type deposit located in the state of Zacatecas, close to the San Martin mining unit. Drilling programs conducted between 1980 and 2014 identified 12.6 million of mineralized material with an average silver content of 110 grams per ton, 2.66% of zinc, 0.37% of lead and 0.67% of copper. Current results indicate that mineralization consists of a complex mixture of oxides and sulfides of silver, lead and zinc that requires additional metallurgical research. In 2017, we started a new drilling program of 21,000 meters in order to continue the metallurgical research and testing. In 2018, this exploration program of 48 drill holes was completed. This program has been carried out in compliance with QA/QC protocol that includes testing of specific density of the different rocks and mineralized types and geochemistry sampling. In addition, 5,000 meters of core sample from the drilling program were analyzed with a hyperspectral scanner, and a study of 498 kilometers of hyperspectral imaging was conducted in order to recognize the geology of the entire Chalchihuites mineral district.

        Bella Union (La Caridad).    This prospect is a mineralized copper and molybdenum breccia deposit; the site is located at less than one kilometer from the border of La Caridad pit. In 2016 and 2017, we conducted a 28,217 meter drilling program to define the geometry of the deposit. The results identified 36.2 million tons of mineralized material with an average of 0.44% copper content and 0.05% of molybdenum. In May 2018, the drilling in this project was completed, totaling 46,400 meters distributed in 113 drill holes. The test results were received in June 2018. Currently, work on the estimation of resources and reserves is in progress in order to define the potential of the Bella Union project.

        Campo Medio (Santa Eulalia).    This prospect is located close to the west border of the Santa Eulalia mine. Preliminary geological surveying in the zone indicates the possible presence of replacement ore bodies in limestone, similar to ore bodies currently being mined at Santa Eulalia. During 2016, we completed a geochemical and geological survey of 800 hectares between the two currently operating mines and from which we obtained in the past more than 25 million metric tons of ore. The results obtained indicate the presence of potential mineralization in five different zones. In 2017, 1,000 geochemical samples were taken to define in more detail the five zones highlighted by the geological survey. In 2018, the surveying of 800 hectares using an electrical geophysical method was completed. With the results obtained from this study, a drilling program of 10,000 meters was designed to test the geophysical anomalies, and will be conducted in 2019.

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

        Other Chilean Prospects.    In 2018, we concluded exploration work at the Blanco y Negro prospect, located in the Antofagasta region. We drilled 3,574 meters and the results were not satisfactory. For 2019, we plan to conduct a diamond drilling program of 10,500 meters at three targets located in the copper-gold strip of the Antofagasta region in the north of Chile.

Ecuador

        Chaucha.    The Ruta del Cobre ("Copper Road") project is located west of Cuenca city and south of Guayaquil. The mineralization is characteristic of a copper-molybdenum porphyry system which is being explored since 2014. In 2016, we conducted a diamond drilling program of 25,081 meters, in compliance with the socioenvironmental regulations of Ecuador. This drilling allowed us to consolidate the information obtained for a better geological and economic interpretation. In 2017, we conducted a diamond drilling program of 12,980 meters, which has allowed us to consolidate information in order to begin the conceptual study for an initial economic evaluation of the project. In 2018, we drilled 6,812 meters which allowed us to consolidate project information. In addition, the economic evaluation of the project is being concluded. For 2019, we plan to continue with the development of social and environmental activities and obtain authorization from the local authorities to move from the exploration phase into the economic evaluation phase of the project.

Argentina

        In 2011, we started exploration activities in Argentina. In 2015, we performed geological exploration in the Salta, Rio Negro and Neuquen provinces where we expected to locate copper porphyry with precious metals epithermal systems. In 2017, we performed prospection and geological evaluation work in the provinces of San Juan and Rio Negro. In 2018, we conducted a diamond drilling program of 5,815 meters in order to continue with the exploration of the silver-gold epithermal systems, denominated the Caldera project, located in the Rio Negro province. The results are currently under evaluation and we expect to conclude exploration work in 2019. Also for 2019, we plan to drill 5,000 meters in the Esperanza project, also located in the Rio Negro province.

ITEM 3.    LEGAL PROCEEDINGS

        Reference is made to the information under the caption "Litigation Matters" in the consolidated financial statement Note 12 "Commitments and contingencies."

ITEM 4.    MINE SAFETY DISCLOSURE

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SCC COMMON STOCK:

        SCC's common stock is traded on the New York Stock Exchange ("NYSE") and the Lima Stock Exchange ("BVL"). SCC's common stock symbol is SCCO on both the NYSE and the BVL. At December 31, 2018, there were 954 holders of record of our common stock.

DIVIDEND AND STOCK MARKET PRICES:

        The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE and the BVL for the periods indicated.

	For the year 2018
		NYSE:		BVL:
	Dividend per Share
Quarters		High	Low	High	Low
1st	$0.30	$55.85	$45.47	$55.10	$45.63
2nd	$0.30	$57.34	$45.90	$57.37	$45.85
3rd	$0.40	$49.36	$39.80	$49.55	$39.70
4th	$0.40	$43.75	$29.78	$43.76	$29.50
Year	$1.40	$57.34	$29.78	$57.37	$29.50

	For the year 2017
		NYSE:		BVL:
	Dividend per Share
Quarters		High	Low	High	Low
1st	$0.08	$39.10	$32.38	$39.15	$32.27
2nd	$0.12	$36.48	$33.01	$36.44	$33.00
3rd	$0.14	$41.77	$34.75	$41.64	$34.65
4th	$0.25	$47.63	$39.76	$47.56	$40.54
Year	$0.59	$47.63	$32.38	$47.56	$32.27

        On January 24, 2019, the Board of Directors ("BOD") authorized a dividend of $0.40 per share paid on February 26, 2019, to shareholders of record at the close of business on February 12, 2019. In addition, as part of the settlement of claims brought on behalf of the Company and its shareholders against Grupo Mexico, AMC and certain current and former directors (together with Grupo Mexico and AMC, the "Defendants") a dividend of $0.44428 per share was payable on February 21,2019 to shareholders of record at the close of business on February 11, 2019, other than the Defendants. The settlement dividend, totaling $36.5 million is an obligation of Grupo Mexico and AMC and therefore, have been funded by them. In addition, Grupo Mexico and AMC paid $13.5 million of legal fees. For more information, please see "Litigation matters—Corporate operations" in Note 12 "Commitments and Contingencies" of our consolidated financial statements.

        For a description of limitations on our ability to make dividend distributions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—"Liquidity and Capital Resources" and Note 10 "Financing" to our consolidated financial statements.

DIRECTORS' STOCK AWARD PLAN

        The following table sets forth certain information related to our shares held as treasury stock for the Directors' stock award plan at December 31, 2018:

        Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Directors' stock award plan	N/A	N/A	237,200

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

				Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan @ $30.77(1)
Period		Total Number of Shares Purchased
			Average Price Paid per Share			Total Cost ($ in millions)
From	To
2008	2012	46,914,486	$18.72	46,914,486		878.1
2013:		10,245,000	27.47	57,159,486		281.4
2014:		22,711,428	30.06	79,870,914		682.8
2015:		36,689,052	27.38	116,559,966		1,004.4
2016:		2,937,801	24.42	119,497,767		71.7
Total purchased		119,497,767	$24.42		2,653,018	$2,918.4

(1)
NYSE closing price of SCC common shares at December 31, 2018.

        There has not been any activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price of SCC common shares at December 31, 2018 was $30.77 and the maximum number of shares that the Company could purchase at that price is 2.7 million shares.

        As a result of the repurchase of shares of SCC's common stock, Grupo Mexico's direct and indirect ownership was 88.9% as of December 31, 2018 and 2017.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

        Set forth below is a line graph comparing the yearly change in the cumulative total returns on the Company's common stock against cumulative total return on the S&P 500 Stock Index and the S&P Metals and Mining Select Industry Index, for the five year period ending December 31, 2018. The chart below analyzes the total return on SCC's common stock for the period commencing December 31, 2013 and ending December 31, 2018, compared to the total return of the S&P 500 and the S&P Metals and Mining Select Industry Index for the same five-year period.

 Comparison of Five Year Cumulative Total Return *
SCC Stock, S&P 500 Index and S&P Metals and Mining Select Industry Index **

*
Total return assumes reinvestment of dividends

**
The comparison assumes $100 invested on December 31, 2013

	Total Return per Year
	2014	2015	2016	2017	2018
SCC	(0.3)%	(6.3)%	23.1%	50.8%	(33.0)%
S&P 500	11.4%	(0.7)%	9.5%	19.4%	(6.2)%
S&P M + MS	(26.6)%	(51.5)%	102.4%	19.4%	(27.0)%

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

ITEM 6.    SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA

        The selected historical financial data presented below as of and for the five years ended December 31, 2018, includes certain information that has been derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto. The financial data is presented in millions, except per share and capital stock amounts and financial ratios.

	Years Ended December 31,
Statement of Earnings Data	2018	2017	2016	2015	2014
Net sales(1)	$7,096.7	$6,654.5	$5,379.8	$5,045.9	$5,787.7
Operating income	2,881.2	2,618.9	1,564.2	1,414.4	2,232.7
Net income	1,548.2	732.4	778.8	741.1	1,337.9
Net income attributable to:
Non-controlling interest	5.2	3.9	2.3	4.7	4.9
Southern Copper Corporation	$1,543.0	$728.5	$776.5	$736.4	$1,333.0
Per share amounts:
Earnings basic and diluted	$2.00	$0.94	$1.00	$0.93	$1.61
Dividends paid	$1.40	$0.59	$0.18	$0.34	$0.46

	As of December 31,
Balance Sheet Data	2018	2017	2016	2015	2014
Cash and cash equivalents	$844.6	$1,004.8	$546.0	$274.5	$364.0
Total assets(2)	14,484.8	13,780.1	13,234.3	12,593.2	11,393.9
Total long-term debt, including current portion(2)	5,960.1	5,957.1	5,954.2	5,951.5	4,180.9
Total liabilities(2)	7,871.9	7,630.7	7,363.4	7,294.0	5,557.3
Total equity	$6,612.9	$6,149.4	$5,870.9	$5,299.2	$5,836.6

	Years Ended December 31,
Statement of Cash Flows Data	2018	2017	2016	2015	2014
Net income	$1,548.2	$732.4	$778.8	$741.1	$1,337.9
Depreciation, amortization and depletion	674.3	671.1	647.1	510.7	445.0
Cash provided by operating activities	2,235.1	1,976.6	923.1	879.8	1,355.9
Capital investments(3)	(1,121.4)	(1,023.5)	(1,118.5)	(1,149.6)	(1,529.8)
Debt repaid	—	—	—	(266.0)	—
Debt incurred	—	—	—	2,045.8	—
Dividends paid to common stockholders	(1,082.3)	(456.1)	(139.3)	(271.2)	(381.0)
SCC common shares buyback	—	—	(71.7)	(1,004.4)	(682.7)
Increase (decrease) in cash and cash equivalents	$(160.2)	$458.8	$271.5	$(89.5)	$(1,308.7)

	Years Ended December 31,
Capital Stock	2018	2017	2016	2015	2014
Common shares outstanding—basic and diluted (in thousands)	773,044	773,028	773,016	775,942	812,618
NYSE Price—high	$57.34	$47.63	$34.98	$33.14	$33.54
NYSE Price—low	$29.78	$32.38	$22.29	$24.40	$26.08
Book value per share	8.50	7.90	7.54	6.78	7.14
P/E ratio(4)	15.42	50.35	31.82	28.19	17.52

	Years Ended December 31,
Financial Ratios	2018	2017	2016	2015	2014
Gross margin(5)	42.5%	41.0%	31.6%	31.9%	43.2%
Operating income margin(6)	40.6%	39.4%	29.1%	28.0%	38.6%
Net margin(7)	21.7%	10.9%	14.4%	14.6%	23.0%
Current assets to current liabilities	2.61	2.71	2.57	2.70	2.07
Net debt/Net capitalization(8)	42.6%	44.4%	47.7%	48.9%	37.3%
Total debt/Total capitalization(9)	47.4%	49.2%	50.4%	52.9%	41.7%

(1)
Please see copper and metal prices for the last 10 years on Item 1 "Business—Metal Prices" and sales volumes for the last three years on Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations—Segments Results Analysis."

(2)
In the second quarter of 2015, the Company adopted ASU 2015-03 whereby debt issuance costs are presented net of the related debt. This adoption was applied on a retrospective basis. As a consequence, certain balance sheet data for 2014 has been modified to reflect this presentation.

(3)
Please see Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations—Capital Investment Programs."

(4)
Represents closing Price divided by Earnings per share.

(5)
Represents net sales less cost of sales (including depreciation, amortization and depletion), divided by net sales, as a percentage.

(6)
Represents operating income divided by net sales, as a percentage.

(7)
Represents net income divided by net sales, as a percentage.

(8)
Net debt, which is a Non-GAAP measure, is defined as total debt minus cash, cash equivalents and short-term investments balance. Please see Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations—Financing Section". During 2015, management decided to include short-term investments as a reduction to debt to arrive at net debt given that the Company can liquidate these investments at any time as needed. This change was applied on a retrospective basis for all years presented herein.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

        This Management's Discussion and Analysis of Financial Condition and Results of Operations relates to and should be read together with our Audited Consolidated Financial Statements as of and for each of the years in the three-year period ended December 31, 2018. Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for Southern Copper Corporation and its subsidiaries (collectively, "SCC," "Southern Copper," "the Company," "our," and "we") on a consolidated basis for all periods. Our financial results may not be indicative of our future results.

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

        Net sales in 2018 were $7.1 billion, the highest amount in Southern Copper history.

        In 2018, we invested $1,121.4 million in capital programs, along with $29.6 million in our exploration efforts. We believe this commitment to growth will continue to benefit our Company, our investors, our neighboring communities, and the countries in which we operate.

        We believe we hold the world's largest copper reserve position. At December 31, 2018, our copper ore reserves, calculated at a copper price of $2.90 per pound, totaled 69.7 million tons of contained copper, at the following locations:

Copper contained in ore reserves	Thousand tons
Mexican open-pit	31,396
Peruvian operations	23,516
IMMSA	231
Development projects	14,567

Total	69,710

        Outlook:    Various key factors affect our outcome. These include, but are not limited to, the following:

  •
  Changes in copper, molybdenum, silver and zinc prices:  In 2018, the average LME and COMEX per pound copper prices were $2.96 and $2.93, approximately 5.7% and 4.6% higher than 2017,

    respectively. In 2018, per pound LME spot copper prices ranged from $2.64 to $3.29. Average molybdenum and zinc prices increased in 2018 by 45.9% and 1.5%, respectively, compared to 2017. The average silver price decreased by 8.1% in 2018 compared to 2017.

  •
  Sales structure:  In the last three years, approximately 80% of our revenues came from the sale of copper, 6% from molybdenum, 5% from silver, 5% from zinc and 4% from various other products, including gold, sulfuric acid and other materials.

  •
  Copper:  During the last quarter of 2018, the LME per pound copper price decreased 9.3%, from an average of $3.09 in the fourth quarter of 2017 to $2.80 in the fourth quarter of 2018. Despite a stable copper physical market, we believe this fall in prices reflects the market uncertainty in connection with a possible escalation of trade protectionism between the United States and China. We anticipate a recovery in copper prices in 2019.

    In 2018, refined copper demand growth was approximately 3.0%. On the supply side, there were no significant disruptions due to labor negotiations or technical difficulties, leading to an unexpected growth in supply of approximately 2.5%, much higher than the 1.5% forecasted by several analysts at the beginning of 2018. Even though the market was in balance with these marks, there was a significant reduction of copper inventories in 2018, reflecting a refined copper scarcity. From its March 2018 peak of 1.4 million tons, as of January 2019, inventories in the major warehouses decreased to 813,000 tons, a 42% reduction.

    For 2019, our base case assumes a slowdown in world's economic growth, but not a recession. Consequently, we believe refined copper demand will grow at about 2.5% and supply at 1.5%, yielding a year of market deficit that will put upward pressure on copper prices.

  •
  Molybdenum:  It represented approximately 7.2% of our sales in 2018. Molybdenum prices averaged $11.86 per pound in 2018, compared to $8.13 in 2017 a 45.9% increase.

    Molybdenum is mainly used for the production of special alloys of stainless steel that require significant hardness, corrosion and heat resistance. A new use for this metal is in lubricants and sulfur filtering of heavy oils and shale gas production.

  •
  Zinc:  It has very good long term fundamentals due to its significant industrial consumption and the expected production. Zinc represented 4.6% of our sales in 2018.

  •
  Silver:  We believe that silver prices will have support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty. Silver represented 4.2% of our sales in 2018.

  •
  Production:  In the fourth quarter of 2018, we began operations at the new Toquepala concentrator which produced 8,630 tons of copper in 2018. For 2019 we expect to produce 986,700 tons of copper, a 11.7% increase from the 883,689 tons we produced in 2018.

    We also expect to produce 21.4 million ounces of silver, about 24% higher than the 2018 production of 17.3 million ounces, mainly resulting from the contribution of the San Martin, Santa Barbara and Toquepala mines. In 2019, we expect to produce 96,400 tons of zinc from our mines, up 36% from 2018 production of 70,778 tons, as a result of the recovery of production at the San Martin mine. Additionally, we expect to produce 25,300 tons of molybdenum, an increase of 15% due to the significant contribution of the molybdenum plant at the new Toquepala concentrator.

  •
  Cost:  Our operating costs and expenses for the three years ended December 31, 2018 have increased in total in each of the years. Our comparison of costs for the three year period is as follows:

	2018	2017	2016
Operating costs and expenses (in millions)	$4,215.5	$4,035.6	$3,815.6
Percentage increase from prior year	4.5%	5.8%	5.1%

    Operating costs and expenses in 2018 increased $179.9 million, compared to 2017, mainly due to higher cost of sales in all our operating segments, principally due to increases in fuel costs and other materials.

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

  •
  Capital investments:  Capital investments were $1,121.4 million for 2018. This is 9.6% higher than in 2017, and represented 72.4% of net income. Our growth program to develop the full production potential of our Company is underway. We are currently developing a new organic growth plan to increase our copper volume production to 1.5 million tons by 2025 with the development of new projects.

        For 2019, the Board of Directors approved a capital investment program of $1,752.8 million.

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

        Earnings:    The table below highlights key financial and operational data of our Company for the three years ended December 31, 2018 (in millions, except copper price and per share amounts):

				Variance
	2018	2017	2016	2018 - 2017	2017 - 2016
Copper price LME	2.96	2.80	2.21	0.16	0.59
Pounds of copper sold	1,953.0	1,959.2	1,923.9	(6.2)	35.3
Net sales	$7,096.7	$6,654.5	$5,379.8	$442.2	$1,274.7
Operating income	$2,881.2	$2,618.9	$1,564.2	$262.3	$1,054.7
Income before income taxes	$2,589.4	$2,302.7	$1,256.0	$286.7	$1,046.7
Net income attributable to SCC	$1,543.0	$728.5	$776.5	$814.5	$(48.0)
Earnings per share	$2.00	$0.94	$1.00	$1.06	$(0.06)
Dividends per share	$1.40	$0.59	$0.18	$0.81	$0.41

        Net sales in 2018 of $7.1 billion were the highest in our history and were higher than in 2017 by $442.2 million. This increase was mainly the result of higher copper (+5.7%) and molybdenum (+45.9%) prices and higher sales volumes of silver (+15.3%) and molybdenum (+3.3%), partially offset by lower silver prices (–8.1%) and lower zinc sales volume (–1.0%). Net sales in 2017 were higher than in 2016 by $1,274.7 million. This increase was mainly the result of higher metal prices and slightly higher sales volumes of copper (+1.8%) and zinc (+2.0%), partially offset by lower sales volumes of silver (–2.1%) and molybdenum (–1.7%).

        The two largest components of operating costs and expenses are cost of sales and depreciation, amortization and depletion, both of which increased in each of the years in the periods above. In 2018, cost of sales increased by $156.2 million and depreciation, amortization and depletion increased by $3.2 million. The increase in cost of sales in 2018 was mainly due to higher fuel costs, higher workers' participation expense and inventory consumption. In 2017, cost of sales increased by $218.7 million and depreciation, amortization and depletion increased by $24.0 million. The increase in cost of sales in 2017 was mainly due to inventory consumption, foreign currency effect and higher workers' participation expense.

        Net income attributable to SCC in 2018 was 111.8% higher than in 2017 mainly due to the one-time, non-cash income tax adjustment of $785.9 million recorded in 2017 as a result of the U.S. income tax legislation enacted in the fourth quarter of 2017. Net income attributable to SCC in 2017 was 6.2% lower than in 2016 also due to this adjustment. See Note 7 "Income Taxes", of our consolidated financial statements.

        Income before income taxes in 2018 was $2,589.4 million or 12.5% higher than in 2017 mainly due to higher sales. Income before income taxes in 2017 was $2,302.7 million or 83.3% higher than 2016 income before taxes of $1,256.0 million. This improvement resulted from higher sales and cost reductions achieved in electricity (–8.0%), tires (–9.4%), and other cost elements.

        Production:    The table below highlights, mine production data of our Company for the three years ended December 31, 2018:

				Variance
				2018 - 2017		2017 - 2016
(million pounds, except silver—million ounces)	2018	2017	2016	Volume	%	Volume	%
Copper	1,948.2	1,933.4	1,984.1	14.8	0.8%	(50.7)	(2.6)%
Molybdenum	48.5	47.0	47.9	1.5	3.1%	(0.9)	(1.9)%
Zinc	156.0	151.4	163.1	4.6	3.1%	(11.7)	(7.2)%
Silver	17.3	15.9	16.2	1.4	8.7%	(0.3)	(1.5)%

        The table below highlights copper production data at each of our mines for the three years ended December 31, 2018:

				Variance
				2018 - 2017		2017 - 2016
Copper (in million pounds):	2018	2017	2016	Volume	%	Volume	%
Toquepala	375.4	326.4	311.8	49.0	15.0%	14.6	4.7%
Cuajone	354.0	348.5	378.0	5.5	1.6%	(29.5)	(7.8)%
La Caridad	292.1	296.9	293.8	(4.8)	(1.6)%	3.1	1.1%
Buenavista	913.0	949.5	986.4	(36.5)	(3.8)%	(36.9)	(3.7)%
IMMSA	13.7	12.1	14.1	1.6	13.4%	(2.0)	(14.7)%

Total mined copper	1,948.2	1,933.4	1,984.1	14.8	0.8%	(50.7)	(2.6)%

2018 compared to 2017:

        Copper mine production in 2018 increased 0.8% to 1,948.2 million pounds from 1,933.4 million pounds in 2017. This increase was due to:

  •
  Higher production at the Toquepala and Cuajone mines due to higher ore grades and recoveries, which was partially offset by

  •
  Lower production at the Buenavista mine due to lower SX-EW copper production (–20.1%). In 2018, the Company initiated a 12-month corrective program to overcome this temporary reduction in production. The program includes depositing the minerals in different leaching pads depending on the characteristics of the ore. Also, the Company has implemented improvements and controls in the ore fragmentation that occurs in the blasting, to avoid the fine materials that may cause clogging in the recovery process.

        Molybdenum production increased 3.1% in 2018 compared to 2017, principally due to higher production at the Buenavista mine due to higher recoveries. This increase was partially offset by lower production at our Peruvian mines due to lower ore grades and recoveries.

        Zinc production increased 3.1% in 2018, due to higher production at our Santa Eulalia and Santa Barbara mines due to higher mineral milled.

        Mined silver production increased 8.7% in 2018 compared to 2017, as we had increased silver production at all of our mines, except for our Cuajone mine.

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

        Operating Cash Costs:    An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, "Non-GAAP Information Reconciliation" on page 90. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

        Our operating cash cost per pound of copper produced, as defined above, is presented in the table below for the three years ended December 31, 2018:

Operating cash cost per pound of copper produced(1)
(In millions, except cost per pound and percentages)

				Variance
				2018 - 2017		2017 - 2016
	2018	2017	2016	Value	%	Value	%
Total operating cash cost before by-product revenues	$2,904.4	$2,797.5	$2,779.8	$106.9	3.8%	$17.7	0.6%
Total by-product revenues	$(1,267.7)	$(1,080.4)	$(955.6)	$(187.3)	17.3%	(124.8)	13.1%
Total operating cash cost net of by-product revenues	$1,636.7	$1,717.1	$1,824.2	$(80.4)	(4.7)%	$(107.1)	(5.9)%
Total pounds of copper produced(2)	1,886.8	1,874.5	1,924.7	12.3	0.7%	(50.2)	(2.6)%
Operating cash cost per pound before by-product revenues	$1.54	$1.49	$1.44	$0.05	3.4%	$0.05	3.5%
By-products per pound revenues	$(0.67)	$(0.57)	$(0.49)	$(0.10)	17.5%	$(0.08)	16.3%
Operating cash cost per pound net of by-product revenues	$0.87	$0.92	$0.95	$(0.05)	(5.4)%	$(0.03)	(3.2)%

(1)
These are non-GAAP measures, see page 90 for reconciliation to GAAP measure.

(2)
Net of metallurgical losses.

2018 compared to 2017:

        Our cash cost per pound before by-product revenues in 2018 was $1.54, 3.4% higher than in 2017. This increase in operating cash cost was mainly due to higher production costs, principally at our Peruvian operations. However, our per pound cash cost for 2018, when calculated net of by-product revenues was 5.4% lower than in 2017. This improvement was mainly the result of higher prices for our major by-products.

2017 compared to 2016:

        Our cash cost per pound before by-product revenues in 2017 was $1.49, 3.5% higher than in 2016. This increase in operating cash cost was mainly the result of higher production costs. However, our per pound cash cost for 2017, when calculated net of by-product revenues was 3.2% lower than in 2016. This was the result of higher prices for our major by-products and higher zinc sales volume.

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

        For 2019, assuming that expected metal production and sales are achieved, that 2018 tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$129.0	$33.6	$14.5	$12.4

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

        Capital Investment Program:    We made capital investments of $1,121.4 million in 2018, $1,023.5 million in 2017 and $1,118.5 million in 2016. In general, the capital investments and projects described below are intended to increase production, decrease costs or address social and environmental commitments.

        The table below sets forth our capital investments for the three years ended December 31, 2018 (in millions):

	2018	2017	2016
Peruvian projects:
Toquepala expansion project	$392.4	$362.0	$164.2
Toquepala mine equipment acquisition project	—	39.7	94.2
Heavy mineral management optimizing project—Cuajone	17.0	81.7	76.6
Ilo 3 substation	1.0	29.9	3.7
HPGR system—Toquepala	7.8	18.8	17.0
Tailings disposal—Quebrada Honda dam	23.7	15.5	18.3
Ilo sulfuric acid plant N°1 modification	15.3	4.4	—
Other projects	24.1	10.0	15.4

Sub-total projects	481.3	562.0	389.4
Maintenance and replacement	201.4	153.1	210.5
Net change in capital expenditures incurred but not yet paid	91.3	(29.7)	(58.9)

Total Peruvian expenditures	774.0	685.4	541.0

Mexican projects:
New Buenavista concentrator	5.8	24.7	70.7
Buenavista projects infrastructure	2.3	1.9	46.6
Buenavista SX-EW plant III	—	1.1	—
Quebalix IV	2.0	17.6	104.7
New tailing disposal deposit at Buenavista mine	56.7	79.2	65.7
Over elevation of tailings deposit N° 7 at La Caridad mine	18.3	—	—
Sonora River water restitution system in Moritas Basin	6.0	—	—
Solutions system improvements of Tinajas	1.3	14.5	42.5
Other projects	77.0	63.0	94.5

Sub-total projects	169.4	202.0	424.7
Maintenance and replacement	169.3	144.7	142.2
Net change in capital expenditures incurred but not yet paid	8.7	(8.6)	10.6

Total Mexican expenditures	347.4	338.1	577.5

Total capital investments	$1,121.4	$1,023.5	$1,118.5

        In 2019, we plan to invest $1,752.8 million in capital projects. In addition to our ongoing capital maintenance and replacement spending, our principal capital programs include the following:

Projects in Mexico:

        Buenavista Zinc—Sonora:    This project is located within the Buenavista facility and includes the development of a new concentrator to produce approximately 80,000 tons of zinc per year which will allow us to double our current zinc production capacity. Also, the project will produce 20,000 tons of additional copper per year. We have completed the basic engineering and we are working on the purchasing process for the main project components. Water concessions have been requested. We estimate an investment of $413 million for this project and expect to initiate operations in 2021.

        Pilares—Sonora:    This project, located six kilometers from La Caridad, will be developed as an open-pit mine operation. The ore will be transported from the pit to the primary crushers of the La Caridad copper concentrator through a new 25-meter wide off-road facility for mining trucks, and will significantly improve the over-all mineral ore grade (combining the 0.78% expected from Pilares with 0.34% at La Caridad). Environmental permit studies were presented to the government's environmental authorities and additional land is being acquired. An investment of $159 million is estimated to produce 35,000 tons of copper in concentrates per year. We expect this project to start producing in early 2020.

Projects in Peru:

        We currently have a portfolio of Board approved projects in Peru, with a total capital budget of $2,900 million, out of which $1,755 million have already been invested.

        Toquepala Expansion Project—Tacna:    This $1,255 million project includes a new state-of-the-art concentrator which will increase Toquepala's annual copper production by 100,000 tons to reach 258,000 tons in 2019, a 74% production increase, when compared to 2017. Through December 31, 2018, we have invested $1,227 million in this expansion. Construction of the project was completed and production began in the fourth quarter of 2018. Full production is expected to be reached by the second quarter of 2019.

        The project to improve the crushing process at Toquepala with the installation of a High Pressure Grinding Roll (HPGR) system, has as its main objective, to ensure that our existing concentrator will operate at its maximum annual production capacity of 117,000 tons of copper while reducing operating costs through ore crushing efficiencies, even with an increase of the ore material hardness index. The budget for this project is $50 million and as of December 31, 2018, we have invested $44 million. We are in the administrative close-out process for this project, which was added to operations during the fourth quarter of 2018.

        Cuajone tailing thickeners project—Moquegua:    This project will replace two of the three existing thickeners at the concentrator with a new hi-rate thickener. The purpose is to streamline the concentrator flotation process and improve water recovery efficiency, increasing the tailings solids content from 54% to 61%, thereby reducing fresh water consumption and replacing it with recovered water. Equipment assembly is completed and we are in the commissioning process. As of December 31, 2018, we have invested $30 million in this project out of the approved capital budget of $30 million. During the commissioning process, a problem in the design of the thickener was detected and we are currently working on the solution. We expect the project to be completed in the first quarter of 2019.

        Tailings disposal at Quebrada Honda—Moquegua:    This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We finished the second stage with the installation of a new cyclone battery station that allows us to place more slurry at the dams. We are working to improve several operational processes of this facility. The project has a total budgeted cost of $116 million. We have invested $107 million through December 31, 2018 and expect the project to be completed in the first quarter of 2019.

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

        El Arco—Baja California:    This is a world class copper deposit located in the central part of the Baja California peninsula, with ore reserves of over 2.7 billion tons with an ore grade of 0.399% and

0.11 grams of gold per ton. This project, includes an open-pit mine combining concentrator and SX-EW operations with an estimated production of 190,000 tons of copper and 105,000 ounces of gold annually. Between July 2015 and February 2016, we conducted a drilling program of 20,170 meters in order to further define the deposit at lower depths of between 300 and 600 meters.

        El Pilar—Sonora:    This is a fully permitted, low capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 325 million tons of ore with an average copper grade of 0.287%. El Pilar will operate as a conventional open-pit mine and copper cathodes will be produced using the highly cost efficient and environmentally friendly SX-EW technology. Average annual production is currently estimated at 35,000 tons of copper cathodes over an initial 13-year mine life. On a preliminary basis, we estimate a development investment of approximately $310 million. During 2018 we continued with the metallurgical testing program, as well as with social development work with local communities. We are also concluding a preliminary economic study of the project.

        Tia Maria—Arequipa:    We have completed engineering and after having complied with all environmental requirements, we have obtained the approval of the environmental impact assessment. We are working jointly with the Peruvian government to obtain the construction license for this 120,000 tons of SX-EW copper per year greenfield project with a total capital investment of $1,400 million. We expect to receive the construction license for this project in the first half of 2019.

        In addition to our on-going social work with the communities of the Tambo valley, the Company is currently deploying its successful labor program "Forge Your Future" (Forjando Futuro) to train 700 people from the Islay Province in 2019. After training, the participants will be eligible to apply for one of the estimated 9,000 jobs (3,600 direct and 5,400 indirect) required during the Tia Maria construction phase. We believe that the initiation of construction activities for Tia Maria will generate significant economic opportunities for the Islay province and the Arequipa region.

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

        Los Chancas—Apurimac:    This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton, as well as 181 million tons of mineralized leachable material with a total copper content of 0.357%. Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to annually produce 130,000 tons of copper and 7,500 tons of molybdenum. The estimated capital investment is $2,800 million and is expected to be in operation in 2025. In 2018, we continued with the development of social and environmental improvements for the local communities. We plan to complete the environmental impact assessment in 2020.

        Michiquillay Project—Cajamarca:    On June 12, 2018, Southern Copper signed a contract and made an initial payment of $12.5 million for the acquisition of the Michiquillay project in Cajamarca, Peru. The Company has created a multidisciplinary management team to plan the development of this project. As part of this plan, the Company has established contact with the local authorities and communities in order to promote programs for the sustainable development of the area. In February 2019, the Company began preliminary social and technical work in the area of the project.

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

        However, pursuant to SEC guidance, the reserve information in this report is calculated using average metals prices over the most recent three years, except as otherwise stated. We refer to these three-year average metals prices as "current average prices." Our current average prices for copper are calculated using prices quoted by COMEX, and our current average prices for molybdenum are calculated using prices published in Platt's Metals Week. Unless otherwise stated, reserve estimates in this report use the following three years average prices for copper and molybdenum as of December 31, 2018:

	2018	2017	2016	Average 2018 - 2016
Copper ($ per pound)	$2.93	$2.80	$2.20	$2.64
Molybdenum ($ per pound)	$11.94	$8.21	$6.42	$8.88

        Certain financial information is based on reserve estimates calculated on the basis of current average prices. These include amortization of intangible assets and mine development. Variations in ore reserve calculations from changes in metal price assumptions generally do not create material changes to our financial results. However, significant decreases in metal prices could adversely affect our earnings by causing, among other things, asset impairment charges, please see "Assets impairment" below. A 20% increase or decrease in three-year average copper prices (current prices), for mineral reserves estimation, which is a reasonable possibility, would not materially affect our statement of earnings as the amount of reserves would not change significantly. Please see Item 2 "Properties—Ore reserves."

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

        On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("the TCJA"). The Act significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The TCJA permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In 2017, the Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. In the consolidated financial statements for the year ended December 31, 2018, the Company completed the accounting for income tax effects of the TCJA in accordance with SAB 118. For further information, see Note 7 "Income Taxes", of our consolidated financial statements.

        Asset Impairments:    We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle. We are currently using an average copper price of $2.20 per pound and an average molybdenum price of $5.00 per pound, reflective of what we believe is the lower level of the current price environment, for our impairment tests. The results of our impairment sensitivity analysis, which included a stress test using a copper price assumption of $2.00 per pound and a molybdenum price assumption of $4.00 per pound showed projected discounted cash flows in excess of the carrying amounts of long-lived assets by margins ranging from 1.9 to 4.0 times such carrying amount.

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

RESULTS OF OPERATIONS

        The following table highlights key financial results for each of the years in the three-year period ended December 31, 2018 (in millions):

				Variance
Statement of Earnings Data	2018	2017	2016	2018 - 2017	2017 - 2016
Net sales	$7,096.7	$6,654.5	$5,379.8	$442.2	$1,274.7
Operating costs and expenses	(4,215.5)	(4,035.6)	(3,815.6)	(179.9)	(220.0)

Operating income	2,881.2	2,618.9	1,564.2	262.3	1,054.7
Non-operating income (expense)	(291.8)	(316.2)	(308.2)	24.4	(8.0)

Income before income taxes	2,589.4	2,302.7	1,256.0	286.7	1,046.7
Current income taxes and royalty taxes	(1,105.0)	(951.7)	(623.6)	(153.3)	(328.1)
Deferred income taxes	51.5	(641.7)	122.5	693.2	(764.2)
Equity earnings of affiliate	12.3	23.1	23.9	(10.8)	(0.8)
Net income attributable to non-controlling interest	(5.2)	(3.9)	(2.3)	(1.3)	(1.6)

Net income attributable to SCC	$1,543.0	$728.5	$776.5	$814.5	$(48.0)

NET SALES

        2018-2017:    Net sales in 2018 were $7,096.7 million, compared to $6,654.5 million in 2017, an increase of $442.2 million. This 6.6% increase was principally the result of higher copper (+5.7%) and molybdenum (+45.9%) prices and higher sales volumes of silver (+15.3%) and molybdenum (+3.3%), partially offset by lower silver price (–8.1%) and lower zinc sales volume (–1.0%).

        2017-2016:    Net sales in 2017 were $6,654.5 million, compared to $5,379.8 million in 2016, an increase of $1,274.7 million. This 23.7% increase was principally the result of higher metal prices as shown below, and also due to slightly higher sales volumes of copper (+1.8%) and zinc (+2.0%), partially offset by lower sales volumes of silver (–2.1%) and molybdenum (–1.7%).

        The table below outlines the average published market metals prices for our metals for each of the three years in the three-year period ended December 31, 2018:

				% Variance
	2018	2017	2016	2018 - 2017	2017 - 2016
Copper price ($ per pound—LME)	$2.96	$2.80	$2.21	5.7%	26.7%
Copper price ($ per pound—COMEX)	$2.93	$2.80	$2.20	4.6%	27.3%
Molybdenum price ($ per pound)(1)	$11.86	$8.13	$6.42	45.9%	26.6%
Zinc price ($ per pound—LME)	$1.33	$1.31	$0.95	1.5%	37.9%
Silver price ($ per ounce—COMEX)	$15.65	$17.03	$17.10	(8.1)%	(0.4)%

(1)
Platt's Metals Week Dealer Oxide.

        The table below provides our metal sales as a percentage of our total net sales:

Sales as a percentage of total net sales	2018	2017	2016
Copper	80.4%	82.3%	78.4%
Molybdenum	7.2%	5.3%	5.0%
Silver	4.2%	4.3%	5.5%
Zinc	4.6%	4.9%	4.4%
Other by-products	3.6%	3.2%	6.7%

Total	100.0%	100.0%	100.0%

        The table below provides our copper sales by type of product (in million pounds):

				Variance
Copper Sales	2018	2017	2016	2018 - 2017	2017 - 2016
Refined (including SX-EW)	1,152.2	1,193.3	1,161.7	(41.1)	31.6
Rod	335.7	309.7	319.4	26.0	(9.7)
Concentrates and other	465.0	456.2	442.8	8.8	13.4

Total	1,952.9	1,959.2	1,923.9	(6.3)	35.3

        The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume:

Copper Sales by product type	2018	2017	2016
Refined (including SX-EW)	59.0%	60.9%	60.4%
Rod	17.2%	15.8%	16.6%
Concentrates and other	23.8%	23.3%	23.0%

Total	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

        The table below summarizes the production cost structure by major components for the three years ended 2018 as a percentage of total production cost:

	2018	2017	2016
Power	14.8%	16.8%	18.5%
Labor	13.9%	13.9%	13.2%
Fuel	14.6%	13.7%	11.5%
Maintenance	19.5%	18.9%	19.4%
Operating material	18.7%	19.3%	19.3%
Other	18.5%	17.4%	18.1%

Total	100.0%	100.0%	100.0%

        2018-2017:    Operating costs and expenses in 2018 increased $179.9 million, compared to 2017, primarily due to:

Operating cost and expenses for 2017		$4,035.6
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, foreign currency transaction effect, higher workers' participation expense and higher fuel costs, partially offset by lower power costs, and higher capitalized ore stockpiles on leach pads.	156.2
•	Reversal in 2017 of over-accrual of Sonora River remediation costs.	10.2
•	Higher selling, general and administrative expenses.	9.5
•	Higher depreciation, amortization and depletion expense.	3.2
•	Higher exploration expense.	0.8

Operating cost and expenses for 2018		$4,215.5

        2017-2016:    Operating costs and expenses in 2017 increased $220.0 million, compared to 2016, primarily due to:

Operating cost and expenses for 2016		$3,815.6
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, foreign currency transaction effect, higher workers' participation expense and higher fuel costs, partially offset by lower power costs, and higher capitalized ore stockpiles on leach pads.	218.7
•	Higher depreciation, amortization and depletion mainly as a result of our expansion and maintenance capital investments.	24.0

Less:
•	Partial recovery of remediation costs for the 2014 spill at Buenavista due to the completion of remediation activities.	(10.2)
•	Lower selling, general and administrative expenses.	(1.2)
•	Lower exploration expense.	(11.3)

Operating cost and expenses for 2017		$4,035.6

				Variance
NON-OPERATING INCOME (EXPENSE)	2018	2017	2016	2018 - 2017	2017 - 2016
Interest expense	$(360.9)	$(357.4)	$(360.3)	$(3.5)	$2.9
Capitalized interest	83.8	51.4	69.6	32.4	(18.2)
Other expense	(30.7)	(15.7)	(24.6)	(15.0)	8.9
Interest income	16.0	5.5	7.1	10.5	(1.6)

Total non-operating income (expense)	$(291.8)	$(316.2)	$(308.2)	$24.4	$(8.0)

        2018-2017:    Non-operating income and expense were a net expense of $291.8 million in 2018 compared to a net expense of $316.2 million in 2017. The $24.4 million decrease in net expense in 2018 was mainly due to:

  •
  $ 32.4 million of higher capitalized interest due to the increased capital investments at our Peruvian operations,

  •
  $ 10.5 million of higher interest income; partially offset by,

  •
  $ 15.0 million of higher miscellaneous expense, net, which includes a write-off of certain non-capital expenses related to the Tia Maria project; and

  •
  $ 3.5 million of higher interest expense.

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

  •
  $ 1.6 million of lower interest income; partially offset by,

  •
  $ 8.9 million of lower miscellaneous expense, net; and,

  •
  $ 2.9 million of lower interest expense.

Income taxes

	2018	2017	2016
Provision for income taxes ($ in millions)	$1,053.5	$1,593.4	$501.1
Effective income tax rate	40.7%	69.2%	39.9%

        The income tax provision includes Peruvian, Mexican and U.S. federal and state income taxes.

        Components of income tax provision for 2018, 2017 and 2016 include the following ($ in millions):

	2018	2017	2016
Statutory income tax provision	$903.4	$688.5	$441.1
Tax reform adjustment	30.9	785.9	—
Peruvian royalty	9.0	2.5	—
Mexican royalty	79.6	93.2	48.9
Peruvian special mining tax	30.6	23.3	11.1

Total income tax provision	$1,053.5	$1,593.4	$501.1

        The decrease in the effective tax rate in 2018 from the prior year was due to the following changes (in percentage points):

Effective income tax rate for 2017	69.2%
Change in valuation of 2017 deferred tax assets for foreign tax credits, U.S. tax effect of 2017 Peruvian deferred and U.S. deferred tax assets	(25.9)
Reduction of corporate tax rate applied to 2017 U.S. deferred tax asset	(4.9)
Change in 2017 transition tax on repatriated foreign earnings	(2.0)
Additional valuation allowance on 2018 U.S. deferred tax assets, foreign tax credits and US tax effect of Peruvian deferreds	7.5
Permanent Differences	(4.8)
Other changes	1.6

Effective income tax rate for 2018	40.7%

        In 2018, the Company completed its evaluation of the effects of the 2017 U.S, tax reform and recorded a non-cash tax provision of $30.9 million in addition to the non-cash amount of $785.9 million recorded in 2017. This brings the total recorded effect of the 2017 U.S. tax teform on the Company's financial statements for 2017 and 2018 to a non-cash tax provision of $816.8 million.

        For additional information regarding the impacts of the TCJA and the adoption of SAB 118 see Note 7 "Income taxes" to the accompanying consolidated financial statements.

Equity earnings of affiliate

        In 2018, 2017 and 2016 we have recognized $12.3 million, $23.1 million and $23.9 million, respectively, of equity earnings of affiliate, from our 44.2% interest in the Tantahuatay mine.

Net Income attributable to the non-controlling interest

        Net income attributable to the non-controlling interest in 2018 was $5.2 million, compared to $3.9 million in 2017, and $2.3 million in 2016. It increased in 2018 and 2017 by $1.3 million and $1.6 million, respectively. These changes were the result of higher earnings at our Peruvian operations in both years.

Income attributable to SCC

        Our net income attributable to SCC in 2018 was $1,543.0 million, compared to $728.5 million in 2017 and $776.5 million in 2016. The increase in 2018 net income was mainly due to higher sales and lower taxes as the 2017 financial results included the one-time, non-cash income tax adjustment of $785.9 million recorded in 2017 as a result of the U.S. income tax legislation enacted in the fourth quarter of 2017. Net income attributable to SCC decreased in 2017 due to this adjustment. This was partially offset by higher sales and cost reductions achieved in electricity (–8.0%), tires (–9.4%), and other cost elements.

SEGMENT RESULTS ANALYSIS

        We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations. Please see a detailed definition of these segments in Item 1 "Business—Business Reporting Segments."

        The following table presents the volume of sales by segment of copper and our significant by-products, for each of the years in the three year period ended December 31, 2018:

				Variance
Copper Sales (million pounds)	2018	2017	2016	2018 - 2017	2017 - 2016
Peruvian operations	759.4	710.1	697.2	49.3	12.9
Mexican open-pit	1,193.6	1,249.1	1,226.7	(55.5)	22.4
Mexican IMMSA unit	19.0	15.5	19.5	3.5	(4.0)
Other and intersegment elimination	(19.0)	(15.5)	(19.5)	(3.5)	4.0

Total copper sales	1,953.0	1,959.2	1,923.9	(6.2)	35.3

				Variance
By-product Sales (million pounds, except silver—million ounces)	2018	2017	2016	2018 - 2017	2017 - 2016
Peruvian operations:
Molybdenum contained in concentrate	16.0	17.5	22.6	(1.5)	(5.1)
Silver	4.5	4.1	3.7	0.4	0.4
Mexican open-pit operations:
Molybdenum contained in concentrate	32.6	29.6	25.3	3.0	4.3
Silver	11.3	10.1	10.6	1.2	(0.5)
IMMSA unit
Zinc-refined and in concentrate	234.8	237.2	232.4	(2.4)	4.8
Silver	5.5	4.3	4.8	1.2	(0.5)
Other and intersegment elimination
Silver	(1.9)	(1.6)	(1.9)	(0.3)	0.3
Total by-product sales
Molybdenum contained in concentrate	48.6	47.1	47.9	1.5	(0.8)
Zinc-refined and in concentrate	234.8	237.2	232.4	(2.4)	4.8
Silver	19.4	16.9	17.2	2.5	(0.3)

Peruvian Open-pit Operations:

				Variance
	2018	2017	2016	2018 - 2017	2017 - 2016
Net sales	$2.572.2	$2,244.1	$1,794.4	$328.1	$449.7
Operating costs and expenses	(1,802.0)	(1,617.0)	(1,547.8)	(185.0)	(69.2)

Operating income	$770.2	$627.1	$246.6	$143.1	$380.5

Net sales:

        2018-2017:    Net sales in 2018 increased by $328.1 million, compared to 2017, mainly as a result of higher metal prices and higher copper (+6.9%) and silver (+8.2%) sales volume, partially offset by lower molybdenum sales volume (–8.1%).

        2017-2016:    Net sales in 2017 increased by $449.7 million, compared to 2016, mainly as a result of higher metal prices and higher copper and silver sales volume, partially offset by lower molybdenum sales volume.

Operating costs and expenses:

        2018-2017:    Operating costs and expenses in 2018 increased by $185.0 million, compared to 2017, principally due to:

Operating cost and expenses for 2017		$1,617.0
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, higher fuel costs and higher workers' participation expense; partially offset by lower cost of metals purchased from third parties and lower power costs.	146.6
•	Higher depreciation, amortization and depletion expense due to our expansion and maintenance investments.	33.8
•	Higher exploration expenses.	4.1
•	Higher selling, general and administrative expenses.	0.5

Operating cost and expenses for 2018		$1,802.0

        2017-2016:    Operating costs and expenses in 2016 increased by $69.2 million, compared to 2016, principally due to:

Operating costs and expenses for 2016		$1,547.8
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties, higher fuel costs and higher workers' participation expense; partially offset by lower power and operating contractors costs, and lower inventory consumption.	82.6
•	Higher exploration expenses.	1.4
Less:
•	Lower depreciation, amortization and depletion expense.	(13.5)
•	Lower selling, general and administrative expenses.	(1.3)

Operating costs and expenses for 2017		$1,617.0

Mexican Open-pit Operations:

				Variance
	2018	2017	2016	2018 - 2017	2017 - 2016
Net sales	$4,075.9	$3,972.7	$3,234.3	$103.2	$738.4
Operating costs and expenses	(2,028.7)	(2,035.7)	(1,940.2)	7.0	(95.5)

Operating income	$2,047.2	$1,937.0	$1,294.1	$110.2	$642.9

Net sales:

        2018-2017:    Net sales in 2018 increased by $103.2 million, compared to 2017, mainly due to higher metal prices and higher silver (+12.1%) and molybdenum (+10.0%) sales volumes, partially reduced by lower copper sales volume (–4.4%).

        2017-2016:    Net sales in 2017 increased by $738.4 million, compared to 2016, mainly due to higher metal prices and higher copper and molybdenum sales volumes, slightly offset by lower silver sales volume.

Operating costs and expenses:

        2018-2017:    Operating costs and expenses in 2018 decreased by $7.0 million, compared to 2017, mainly due to:

Operating costs and expenses for 2017		$2,035.7
Less:
•	Lower depreciation, amortization and depletion expense.	(40.6)
•	Lower exploration expenses.	(0.7)
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties and higher sales expenses; partially offset by lower inventory consumption and lower power costs.	16.7
•	Reversal in 2017 of over-accrual of Sonora River remediation costs.	10.2
•	Higher selling, general and administrative expenses.	7.4

Operating costs and expenses for 2018		$2,028.7

        2017-2016:    Operating costs and expenses in 2017 increased by $95.5 million, compared to 2016, mainly due to:

Operating costs and expenses for 2016		$1,940.2
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, workers participation expense and higher fuel costs; partially offset by lower cost of metals purchased from third parties and lower sales expenses.	71.1
•	Higher depreciation, amortization and depletion expense.	36.3
•	Higher selling, general and administrative expenses.	0.8
Less:
•	Partial recovery of the Sonora River remediation costs due to the completion of the remediation activities.	(10.2)
•	Lower exploration expenses.	(2.5)

Operating costs and expenses for 2017		$2,035.7

IMMSA unit:

				Variance
	2018	2017	2016	2018 - 2017	2017 - 2016
Net sales	$527.9	$508.7	$423.1	$19.2	$85.6
Operating costs and expenses	(438.6)	(434.9)	(366.3)	(3.7)	(68.6)

Operating income	$89.3	$73.8	$56.8	$15.5	$17.0

Net sales:

        2018-2017:    Net sales in 2018 increased $19.2 million, compared to 2017, primarily due to higher metal prices and higher copper (+22.9%) and silver (+27.2%) sales volumes, slightly offset by lower zinc sales volume (–1.0%).

        2017-2016:    Net sales in 2017 increased $85.6 million, compared to 2016, primarily due to higher metal prices and higher zinc sales volume, slightly offset by lower silver sales volume.

Operating costs and expenses:

        2018-2017:    Operating costs and expenses in 2018 increased $3.7 million, compared to 2017, mainly due to:

Operating costs and expenses for 2017	$434.9
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher power costs and higher workers' participation expense; partially offset by lower cost of metals purchased from third parties and foreign currency effect.	11.9
• Higher selling, general and administrative expenses.	0.6
Less:
• Lower depreciation, amortization and depletion expense.	(8.6)
• Lower exploration expenses.	(0.2)

Operating costs and expenses for 2018	$438.6

        2017-2016:    Operating costs and expenses in 2017 increased $68.6 million, compared to 2016, mainly due to:

Operating cost and expenses for 2016	$366.3
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties and higher power costs; partially offset by lower sales expenses and foreign currency effect.	61.2
• Higher depreciation, amortization and depletion due to our maintenance capital investments.	6.4
• Higher exploration expenses.	0.5
• Higher selling, general and administrative expenses.	0.5

Operating cost and expenses for 2017	$434.9

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

LIQUIDITY AND CAPITAL RESOURCES

        The following discussion relates to our liquidity and capital resources for each of the years in the three year period ended December 31, 2018.

Cash Flow:

        The following table shows the cash flow for the three year period ended December 31, 2018 (in millions):

				Variance
	2018	2017	2016	2018 - 2017	2017 - 2016
Net cash provided by operating activities	$2,235.1	$1,976.6	$923.1	$258.5	$1,053.5
Net cash used in investing activities	$(1,296.2)	$(1,019.0)	$(452.0)	$(277.2)	$(567.0)
Net cash used in financing activities	$(1,083.4)	$(456.1)	$(210.7)	$(627.3)	$(245.4)

Net cash provided by operating activities:

        The 2018, 2017 and 2016 change in net cash from operating activities include (in millions):

				Variance
	2018	2017	2016	2018 - 2017	2017 - 2016
Net income	$1,548.2	$732.4	$778.8	$815.8	$(46.4)
Depreciation, amortization and depletion	674.3	671.1	647.1	3.2	24.0
Provision (benefit) for deferred income taxes	(51.5)	641.5	(117.0)	(693.0)	758.5
Loss (gain) on foreign currency transaction effect	17.3	24.9	(8.9)	(7.6)	33.8
Other adjustments to net income	23.1	(3.4)	16.9	26.5	(20.3)
Operating assets and liabilities	23.7	(89.9)	(393.8)	113.6	303.9

Net cash provided from operating activities	$2,235.1	$1,976.6	$923.1	$258.5	$1,053.5

        Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts and changes in operating assets and liabilities. In 2017, we recorded a non-cash tax charge of $785.9 million related to the U.S. tax law change enacted in December 2017.

        2018:    Net income was $1,548.2 million, approximately 69% of the net cash provided from operating activities. A net increase in operating assets and liabilities increased operating cash flow by $23.7 million and included:

  •
  $117.8 million increase in accounts payable and accrued liabilities.

  •
  $68.3 million decrease in trade accounts receivable.

  •
  $(190.8) million of net increase in inventory, which included $(207.1) million of higher leaching inventory, $(20.7) million of higher finished goods and $(14.0) million of higher supplies inventories for our operations, partially offset by $51.2 million of lower metals in process inventory.

  •
  $28.4 million decrease in other operating assets and liabilities.

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

Net cash used in investing activities:

        2018:    Net cash used for investing activities in 2018 included $1,121.4 million for capital investments. These included $347.4 million of investments at our Mexican operations and $774.0 million of investments at our Peruvian operations. For further information, please see "Capital Investment Program" under this Item on page 74.

        The 2018 investing activities also include net purchases of short-term investments of $163.3 million.

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

Net cash provided by (used in) financing activities:

        2018:    Net cash used in financing activities in 2018 was $1,083.4 million and included a dividend distribution of $1,082.3 million.

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

        As of December 31, 2018, $97.6 million of the Company's total cash, cash equivalents, restricted cash and short-term investments of $1,058.4 million was held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. At December 31, 2016, Minera Mexico determined that it had $470.5 million in earnings available for dividends to the United States. These earnings had not been remitted, but U.S. federal income tax, net of foreign tax credit was recognized in 2016 resulting in an increase in tax of $45.7 million. At December 31, 2017, Minera Mexico had determined that it had earnings available for dividends to the United States of $555.5 million. The 2017 U.S. tax reform introduced a one-time transition tax that is based upon the Company's total accumulated post-1986 prescribed foreign earnings and profits ("E&P") estimated to be $8.9 billion, the majority of which was previously considered to be indefinitely reinvested and accordingly, no U.S. federal and state income taxes were provided. Upon enactment of the 2017 U.S. tax reform, the Company calculated and recorded a provisional tax amount of $181.1 million as a reasonable estimate for the one-time transition tax that was fully offset by foreign tax credits. During 2018, the Company determined that this amount should be reduced by $28 million and finalized its transition tax at $153.1 million, which was fully offset by foreign tax credits. Earnings of the Company's Peruvian branch are not subject to transition taxes since they are taxed in the United States on a current basis.

        Share repurchase program:    In 2008, our Board of Directors ("BOD") authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Since the inception of the program through December 31, 2018, we have purchased 119.5 million shares of our common stock at a cost of $2.9 billion. These shares are available for general corporate purposes. We may purchase additional shares of our common stock from time to time based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time. For further details please see Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—SCC common stock repurchase plan."

        Dividend:    On January 24, 2019, the BOD authorized a dividend of $0.40 per share paid on February 26, 2019, to shareholders of record at the close of business on February 12, 2019. In addition, as part of the settlement of claims brought on behalf of the Company and its shareholders against Grupo Mexico, AMC and certain current and former directors (together with Grupo Mexico and AMC, the "Defendants") a dividend of $0.44428 per share was payable on February 21,2019 to shareholders of record at the close of business on February 11, 2019, other than the Defendants. The settlement dividend, totaling $36.5 million is an obligation of Grupo Mexico and AMC and therefore, have been funded by them. In addition Grupo Mexico and AMC paid $13.5 million of legal fees. For more information, please see "Litigation matters—Corporate operations" in Note 12 "Commitments and Contingencies" of our consolidated financial statements.

FINANCING

        Our total debt at December 31, 2018 was $5,960.1 million, compared to $5,957.1 million at December 31, 2017, net of the unamortized discount and issuance costs of notes issued under par of $91.1 million and $94.1 million at December 31, 2018 and 2017, respectively. This debt is all denominated in dollars at fixed interest rates, weighed at 5.89%.

        The ratio of total debt to total capitalization was 47.4% at December 31, 2018, compared to 49.2% at December 31, 2017. Also the ratio of net debt to net capitalization was 42.6% at December 31, 2018, compared to 44.4% at December 31, 2017.

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

CONTRACTUAL OBLIGATIONS

        The following table summarizes our significant contractual obligations as of December 31, 2018:

		Payments due by Period
	Total	2019	2020	2021	2022	2023	2024 and Thereafter
		(dollars in millions)
Long-term debt	$6,051.1	$—	$400.0	$—	$300.0	$—	$5,351.1
Interest on debt	6,900.8	356.5	341.3	334.9	333.3	324.5	5,210.3
Uncertain tax position(a)	214.5	—	—	—	—	—	—
Workers' participation	206.6	206.6	—	—	—	—	—
Pension and post-retirement obligations	30.8	3.5	2.6	2.7	2.8	2.9	16.3
Asset retirement obligation	217.7	—	—	—	—	—	217.7
Purchase obligations:
Commitments to purchase energy	3,127.8	218.2	220.5	220.5	227.5	227.5	2,013.6
Capital investment projects	343.1	328.1	15.0	—	—	—	—

Total	$17,092.4	$1,112.9	$979.4	$558.1	$863.6	$554.9	$12,809.0

(a)
The above table does not include any scheduled payments related to uncertain tax position liabilities because there is often a high degree of uncertainty regarding the timing of future cash outflows. As of December 31, 2018, the tax liability recognized by the Company is $214.5 million and is included as non-current liability in the consolidated Balance Sheet. Please refer to Note 7 "Income Taxes" of our consolidated financial statements.

        Long-term debt payments do not include the debt discount valuation account and issuance costs of $91.0 million.

        Interest on debt is calculated at rates in effect at December 31, 2018. As all our debt is at fixed rates, future expenditures will not change due to rate changes. Please refer to Note 10 "Financing" of our consolidated financial statements for a description of our long-term debt arrangements and credit facilities.

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

CYBERSECURITY:

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

NON-GAAP INFORMATION RECONCILIATION

        Operating cash cost:    Following is a reconciliation of "Operating Cash Cost" (see page 72) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound in the table below:

	2018		2017		2016
	$ millions	$ per pound	$ millions	$ per pound	$ millions	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$3,409.0	$1.81	$3,252.8	$1.74	$3,034.1	$1.58
Add:
Selling, general and administrative	102.6	0.05	93.1	0.05	94.3	0.05
Sales premiums, net of treatment and refining charges	13.9	0.01	22.4	0.01	24.4	0.01
Less:
Workers' participation	(226.1)	(0.12)	(196.2)	(0.11)	(130.2)	(0.07)
Cost of metals purchased from third parties	(384.5)	(0.20)	(363.2)	(0.19)	(329.9)	(0.17)
Royalty charge and other, net	(125.0)	(0.07)	(150.5)	(0.08)	(74.9)	(0.04)
Inventory change	114.5	0.06	139.1	0.07	162.0	0.08

Operating Cash Cost before by-product revenues	$2,904.4	$1.54	$2,797.5	$1.49	$2,779.8	$1.44

Add:
By-product revenues(1)	(1,211.4)	(0.64)	(1,030.2)	(0.55)	(904.9)	(0.47)
Net revenue on sale of metal purchased from third parties	(56.3)	(0.03)	(50.2)	(0.02)	(50.7)	(0.03)

Add:
Total by-product revenues	(1,267.7)	(0.67)	(1,080.4)	(0.57)	(955.6)	(0.50)

Operating Cash Cost net of by-product revenues	1,636.7	0.87	1,717.1	0.92	1,824.2	0.95

Total pounds of copper produced (in millions)	1,886.8		1,874.5		1,924.7

(1)
By-product revenues included in our presentation of operating cash cost contain the following:

	2018		2017		2016
	$ millions	$ per pound	$ millions	$ per pound	$ millions	$ per pound
Molybdenum	$(509.9)	$(0.27)	$(353.4)	$(0.19)	$(268.1)	$(0.14)
Silver	(244.5)	(0.13)	(254.9)	(0.14)	(246.3)	(0.13)
Zinc	(229.5)	(0.12)	(221.6)	(0.12)	(189.3)	(0.10)
Sulfuric Acid	(111.3)	(0.06)	(71.9)	(0.04)	(87.6)	(0.04)
Gold	(53.1)	(0.03)	(61.7)	(0.03)	(50.6)	(0.02)
Other	(63.1)	(0.03)	(66.7)	(0.03)	(63.0)	(0.04)

Total	$(1,211.4)	$(0.64)	$(1,030.2)	$(0.55)	$(904.9)	$(0.47)

        The by-product revenue presented does not match with the sales value reported by segment on page 141 because the above table excludes purchases from third parties, which are reclassified to net revenue on sale of metal purchased from third parties.

        Net debt to net capitalization:    Net debt to net capitalization as of December 31, 2018 and 2017 is as follows:

	2018	2017
Total debt	$5,960.1	$5,957.1
Cash and cash equivalents	(844.6)	(1,004.8)
Short-term investments	(213.8)	(50.5)

Net debt	4,901.7	4,901.8
Net capitalization:
Net debt	4,901.7	4,901.8
Equity	6,612.9	6,149.4

Net capitalization	$11,514.5	$11,051.2
Net debt/net capitalization(*)	42.6%	44.4%

(*)
Represents net debt divided by net capitalization.

        Total debt to total capitalization:    Total debt to total capitalization as of December 31, 2018 and 2017 is as follows:

	2018	2017
Total debt	$5,960.1	$5,957.1
Capitalization
Debt	5,960.1	5,957.1
Equity	6,612.9	6,149.4

Total capitalization	$12,572.9	$12,106.5
Total debt/total capitalization(*)	47.4%	49.2%

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

Foreign currency exchange rate risk:

        Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances for the three years ended December 31, 2018, are provided in the table below:

	2018	2017	2016
Peru:
Peruvian inflation rate	2.5%	1.5%	3.2%
Initial exchange rate	3.245	3.360	3.413
Closing exchange rate	3.379	3.245	3.360
Appreciation/(devaluation)	(4.1)%	3.4%	1.6%
Mexico:
Mexican inflation rate	4.8%	6.8%	3.4%
Initial exchange rate	19.735	20.664	17.207
Closing exchange rate	19.683	19.735	20.664
Appreciation/(devaluation)	0.3%	4.5%	(20.1)%

Change in monetary position:

        Assuming an exchange rate variance of 10% at December 31, 2018, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net earnings ($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$16.0
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(19.5)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$15.5
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(19.0)

        The net monetary position is net of those assets and liabilities that are sol or peso denominated at December 31, 2018.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation:

Opinion on the Consolidated Financial Statements

        We have audited the accompanying consolidated balance sheets of Southern Copper Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, changes in stockholders´equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Galaz, Yamazaki, Ruiz Urquiza, S.C.
Member of Deloitte Touche Tohmatsu Limited

/s/ DANIEL TOLEDO ANTONIO C.P.C. Daniel Toledo Antonio We have served as the Company's auditor since 2009 Mexico City, Mexico March 1, 2019

Southern Copper Corporation
and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, (in millions, except for per share amounts)	2018	2017	2016
Net sales (including sales to related parties, see note 16)	$7,096.7	$6,654.5	$5,379.8
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	3,409.0	3,252.8	3,034.1
Selling, general and administrative	102.6	93.1	94.3
Depreciation, amortization and depletion	674.3	671.1	647.1
Exploration	29.6	28.8	40.1
Environmental remediation	—	(10.2)	—

Total operating costs and expenses	4,215.5	4,035.6	3,815.6

Operating income	2,881.2	2,618.9	1,564.2
Interest expense	(360.9)	(357.4)	(360.3)
Capitalized interest	83.8	51.4	69.6
Other expense	(30.7)	(15.7)	(24.6)
Interest income	16.0	5.5	7.1

Income before income taxes	2,589.4	2,302.7	1,256.0
Current income taxes and royalty taxes	1,105.0	951.7	623.6
Deferred income taxes	(51.5)	641.7	(122.5)

Net income before equity earnings of affiliate	1,535.9	709.3	754.9
Equity earnings of affiliate, net of income tax	12.3	23.1	23.9

Net income	1,548.2	732.4	778.8
Less: Net income attributable to the non-controlling interest	5.2	3.9	2.3

Net income attributable to SCC	$1,543.0	$728.5	$776.5

Per common share amounts attributable to SCC:
Net earnings—basic and diluted	$2.00	$0.94	$1.00
Dividends declared and paid	$1.40	$0.59	$0.18
Weighted average shares outstanding—basic and diluted	773.0	773.0	773.6

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation
and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2018	2017	2016
	(in millions)
COMPREHENSIVE INCOME:
Net income	$1,548.2	$732.4	$778.8

Other comprehensive income (loss) net of tax:
—Decrease (increase) in pension and other post-retirement benefits (net of income tax of $2.1, $(1.6) and $2.6, respectively)	(2.9)	2.6	(3.5)
—Foreign currency translation adjustments	—	0.3	—

Total other comprehensive income (loss)	(2.9)	2.9	(3.5)

Total comprehensive income	1,545.3	735.3	775.3
Comprehensive income attributable to the non-controlling interest	5.2	3.9	2.3

Comprehensive income attributable to SCC	$1,540.1	$731.4	$773.0

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation
and Subsidiaries

CONSOLIDATED BALANCE SHEETS

At December 31, (in millions)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$844.6	$1,004.8
Short-term investments	213.8	50.5
Accounts receivable trade	822.4	890.6
Accounts receivable other (including related parties 2018—$101.5 and 2017—$26.1)	150.2	85.8
Inventories	1,032.7	1,041.9
Prepaid taxes	87.0	85.5
Other current assets	29.3	11.0

Total current assets	3,180.0	3,170.1
Property and mine development, net	9,403.8	9,099.6
Ore stockpiles on leach pads	1,177.4	977.4
Intangible assets, net	147.7	152.5
Deferred income tax	400.9	164.9
Equity method investment	103.6	99.7
Other non-current assets	71.4	115.9

Total assets	$14,484.8	$13,780.1

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2018—$75.3 and 2017—$90.1)	$673.4	$659.8
Accrued income taxes	232.8	226.4
Accrued workers' participation	206.7	176.9
Accrued interest	83.9	83.9
Other accrued liabilities	19.5	21.3

Total current liabilities	1,216.3	1,168.3

Long-term debt	5,960.1	5,957.1
Deferred income taxes	202.6	38.5
Non-current taxes payable	207.1	207.1
Other liabilities and reserves	68.2	37.2
Asset retirement obligation	217.7	222.5

Total non-current liabilities	6,655.7	6,462.4

Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY (NOTE 13)
Common stock par value $0.01; shares authorized, 2018 and 2017—2,000; shares issued, 2018 and 2017—884.6	8.8	8.8
Additional paid-in capital	3,393.7	3,373.3
Retained earnings	6,186.9	5,726.2
Accumulated other comprehensive income	(2.4)	0.5
Treasury stock, at cost, common shares	(3,019.6)	(3,001.1)

Total Southern Copper Corporation stockholders' equity	6,567.4	6,107.7
Non-controlling interest	45.4	41.7

Total equity	6,612.8	6,149.4

Total liabilities and equity	$14,484.8	$13,780.1

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, (in millions)	2018	2017	2016
OPERATING ACTIVITIES
Net income	$1,548.2	$732.4	$778.8
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	674.3	671.1	647.1
Equity earnings of affiliate, net of dividends received	(3.9)	(12.3)	(11.3)
Loss (gain) on foreign currency transaction effect	17.3	24.9	(8.9)
Provision (benefit) for deferred income taxes	(51.5)	641.5	(117.0)
Other, net	27.0	8.9	28.2
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	68.3	(298.7)	(143.3)
(Increase) decrease in inventories	(190.8)	(201.9)	(207.9)
Increase (decrease) in accounts payable and accrued liabilities	117.8	139.5	30.5
(Increase) decrease in other operating assets and liabilities	28.4	271.2	(73.1)

Net cash provided by operating activities	2,235.1	1,976.6	923.1

INVESTING ACTIVITIES
Capital expenditures	(1,121.4)	(1,023.5)	(1,118.5)
Purchase of short-term investments	(310.6)	(61.3)	(129.8)
Proceeds on sale of short-term investment	147.3	62.3	681.9
Loan repaid by related parties	—	—	111.2
Other, net	(11.5)	3.5	3.2

Net cash used in investing activities	(1,296.2)	(1,019.0)	(452.0)

FINANCING ACTIVITIES
Repurchase of common shares	—	—	(71.7)
Cash dividends paid to common stockholders	(1,082.3)	(456.1)	(139.3)
Distributions to non-controlling interest	(1.5)	(0.3)	—
Other, net	0.4	0.3	0.3

Net cash used in financing activities	(1,083.4)	(456.1)	(210.7)

Effect of exchange rate changes on cash and cash equivalents	(15.7)	(42.7)	11.1

Increase (decrease) in cash and cash equivalents	(160.2)	458.8	271.5
Cash and cash equivalents, at beginning of year	1,004.8	546.0	274.5

Cash and cash equivalents, at end of year	$844.6	$1,004.8	$546.0

	2018	2017	2016
	(in millions)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$356.7	$356.7	$356.7
Income taxes	$1,155.3	$889.8	$571.8
Workers' participation	$194.0	$136.0	$121.6
Supplemental schedule of non-cash operating, investing and financing activities:
Decrease (increase) in pension and other post-retirement benefits	$(2.9)	$2.9	$(3.5)
Capital expenditures incurred but not yet paid	$37.7	$137.7	$99.4

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation
and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For years ended December 31, (in millions)	2018	2017	2016
TOTAL EQUITY, beginning of year	$6,149.4	$5,870.9	$5,299.2

STOCKHOLDERS' EQUITY, beginning of year	6,107.7	5,832.3	5,262.9
CAPITAL STOCK:
Balance at beginning and end of year:	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	3,373.3	3,358.2	3,349.8
Other activity of the period	20.4	15.1	8.4

Balance at end of year	3,393.7	3,373.3	3,358.2

TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the year	(2,768.7)	(2,769.0)	(2,697.6)
Share repurchase program	—	—	(71.7)
Used for corporate purposes	0.4	0.3	0.3

Balance at end of period	(2,768.3)	(2,768.7)	(2,769.0)

Parent Company common shares
Balance at beginning of year	(232.4)	(218.6)	(211.3)
Other activity, including dividend, interest and foreign currency transaction effect	(18.9)	(13.8)	(7.3)

Balance at end of year	(251.3)	(232.4)	(218.6)

Treasury stock balance at end of year	(3,019.6)	(3,001.1)	(2,987.6)

RETAINED EARNINGS:
Balance at beginning of year	5,726.2	5,455.3	4,812.1
Net earnings	1,543.0	728.5	776.5
Dividends declared and paid, common stock, per share, 2018—$1.40, 2017—$0.59, 2016—$0.18	(1,082.3)	(456.1)	(139.3)
Other activity of the period	—	(1.5)	6.0

Balance at end of year	6,186.9	5,726.2	5,455.3

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of year	0.5	(2.4)	1.1
Other comprehensive income (loss)	(2.9)	2.9	(3.5)

Balance at end of year	(2.4)	0.5	(2.4)

STOCKHOLDERS' EQUITY, end of year	6,567.4	6,107.7	5,832.3

NON-CONTROLLING INTEREST, beginning of year	41.7	38.6	36.3
Net earnings	5.2	3.9	2.3
Distributions paid	(1.5)	(0.8)	—
Other activity	—	—	—

NON-CONTROLLING INTEREST, end of year	45.4	41.7	38.6

TOTAL EQUITY, end of year	$6,612.8	$6,149.4	$5,870.9

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF THE BUSINESS:

        The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. ("Grupo Mexico"). At December 31, 2018, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation ("AMC") owned 88.9% of the Company's capital stock. The consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation ("SCC", "Southern Copper" or the "Company"), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or "Branch" or "SPCC Peru Branch"). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

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

Revenue recognition—

        The Company adopted ASC 606, Revenue from Contracts with Customers, effective January 1, 2018, on a modified retrospective basis, applying the standard to all contracts that are not completed as such date. The Company's revenue consists of product revenue resulting from the sale of copper and non-copper products, such as molybdenum, silver, zinc, lead and gold. Other than increased disclosures, the adoption of the new guidance did not have an impact on the Company's revenue recognition.

        The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer. Disclosures

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

regarding disaggregation of revenues and contract balances are disclosed within Note 17 "Segment and related information".

        The Company's marketing strategy and annual sales planning emphasize developing and maintaining long-term customer relationships. Generally, 80% to 90% of the Company's metal production is sold under annual or longer-term contracts, which specify a volume of mineral to be sold over a stated period and delivery schedule; the price at which mineral will be sold at each delivery date is generally determined by the weekly or monthly average rate of the commodity published by major metal exchanges at specific dates stipulated within each contract. The Company considers each contract to be a single performance obligation, represented by the delivery of a series of distinct goods that are substantially the same, with the same pattern of transfer to the Company's customers. The Company concluded this as, based on the nature of its contracts, customers receive the benefit of mineral sold as it is shipped per the terms of the contracts at each contractual delivery date. Likewise, each shipment of product represents the same measure of progress as other shipments within the contract. Accordingly, the Company recognizes revenues for each contract over the period of time in which the specified quantity of mineral is delivered. In doing so, the Company considers that it has a right to consideration from its customers in an amount that corresponds directly to the value transferred to those customers that being the quantity of mineral delivered at the price per unit delivered. Accordingly, the Company recognizes revenue at the amount to which it has the right to invoice (the invoice practical expedient), as it believes that this method is a faithful depiction of the transfer of goods to its customers.

        For contracts with a term greater than one year, the Company is unable to disclose an allocation of the transaction price to the remaining unsatisfied performance obligation, given that unit prices of mineral sold are determined by published commodity prices at specified dates within the contract. The volume of mineral to be delivered after the first year of the contract is subject to annual volume negotiations in accordance with the terms of the contract. As of December 31, 2018, the Company has long-term contracts with promises to deliver a total of 1,724,840 metric tons of mineral in 2019. This is an estimate that will vary in 2020 and 2021 based on the negotiations with the customers as mentioned above.

        The remainder of the Company's revenues, including its by-product revenues, are generated by spot sales that are recognized at a point in time.

        Under both sales models, revenue is recognized when or as the performance obligations are satisfied, when the Company transfers control of the goods and title passes to the customer. Considering the International Commercial Terms (Incoterms) utilized by the Company, control is transferred generally upon the completion of loading the material at the point of origin. This is the point at which the customer obtains legal title to the product as well as the ability to direct the use of and obtain substantially all of the remaining benefits of ownership of the asset. Additionally, payment is generally due upon the delivery of the shipping and title documents at the point of origin, customers typically have 30 days to remit payment. Copper and non-copper revenues are measured based on the monthly average of prevailing commodity prices according to the terms of the contracts. The Company provides allowances for doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of specific customer accounts.

        Substantially all of the Company's sales are made under carriage and insurance paid to, or cost, insurance and freight Incoterms, whereby the Company is responsible for providing shipping and

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

insurance after control of the inventory has been transferred to the customer. According to the terms of the Company's contracts, these services are not distinct within the context of the contract, and they are not separately identifiable from the other promises within the contract.Additionally, it is the Company policy and it has a long-standing history of providing shipping and insurance services to its customers. Accordingly, shipping and insurance are not considered separate performance obligations. The related costs of shipping and insurance are presented within the cost of sales line in the accompanying consolidated statements of income.

        Furthermore, the Company considered the impact of the shipping and insurance services on the determination of when control is transferred to its customers. It has concluded that the terms of these services do not impact its customers' ability to sell, pledge, or otherwise use the products in shipment. Also, there is a small likelihood and minimal history of lost or damaged goods during shipment. Considering these factors, combined with the other indicators of control previously mentioned, the Company has concluded that these services do not impact the determination that control is transferred at the point of origin.

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

        These provisional pricing arrangements are accounted for separately from the contract as an embedded derivative instrument under ASC 815-30 "Derivatives and Hedging—Cash Flow Hedges." The Company sells copper in concentrate, anode, blister and refined form at industry standard commercial terms. Net sales include the invoiced value of copper, zinc, silver, molybdenum, sulfuric acid and other metals and the corresponding fair value adjustment of the related forward contract of copper and molybdenum. Disclosure regarding adjustments to sales for provisionally priced contracts is disclosed within Note 17 "Segment and related information".

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

        For the years ended December 31, 2018, 2017 and 2016, the Company did not capitalize any drilling and related costs.

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

        The Company updates its estimate of ore reserves at the beginning of each year. In this calculation, the Company uses current metal prices which are defined as the average metal price over the preceding three years. The current price per pound of copper, as defined, was $2.64, $2.50 and $2.61 at the end of 2018, 2017 and 2016, respectively. The ore reserve estimates are used to determine the amortization of mine development and intangible assets.

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

        On December 22, 2017, the U.S. government enacted the "Tax Cuts and Jobs Act" (the "TCJA"). The TCJA contains numerous provisions, the following of which most significantly impact the Company: (i) a decrease in the corporate tax rate from 35% to 21%; (ii) a transition of the U.S. taxation of international operation from a worldwide system to a quasi-territorial system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, (iii) generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations and (iv) limitations on the use of foreign tax credits to reduce the U.S. income tax liability.

        The U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the TCJA. The Company has adopted SAB 118. Accordingly, the provisions of the TCJA deemed most relevant to the Company were considered in preparation of its financial statements as of December 31, 2017 based on the Company's best estimate, and the provisions of the TCJA were finalized in its financial statements as of December 31, 2018. See further disclosure regarding the impacts of the TCJA and the adoption of SAB 118 in Note 7 to the accompanying consolidated financial statements.

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

Other comprehensive income—

        Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the fiscal years ended December 31, 2018, 2017 and 2016, the components of "other comprehensive income (loss)" were, the unrecognized gain (loss) on employee benefit obligations and foreign currency translation adjustments.

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

ADOPTION OF LEASES STANDARD

        On February 25, 2016, the FASB issued ASU 2016-02 "Leases" (Topic 842). This update significantly modifies the accounting model of leases for lessees requiring them to recognize assets and liabilities in the balance sheet for virtually all leases. However, the classification of leases as finance

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

leases or operating leases is maintained for lessees. In addition, for leases with a term of 12 months or less, a lessee can elect by class of underlying asset not to record assets and liabilities on the balance sheet, and recognize lease expense on a straight-line basis over the lease term.

        The lessor accounting model for leases remains mostly unchanged from previous guidance, except for specific profit recognition requirements which were modified in order to align them to the new revenue recognition standard issued by the FASB, and the lease classification criteria, to ensure consistency with those for a lessee.

        The amendments in this update were effective for the Company on January 1, 2019. During 2018, the Company developed an implementation plan with a cross-functional team, which performed a completeness assessment over the lease contracts of the Company, established new policies, procedures and internal controls related to the new standard. As result of it analysis, the Company has preliminarily concluded that substantially all of its existing lease contracts at December 31, 2018, will be classified as operating lease contracts.

        The Company elected the transition approach whereby it will apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the financial statements for prior periods will not be modified. At the date of adoption, the Company preliminarily assessed that the adoption of the new leases standard will result in the recognition of right of use assets and lease obligations of approximately $1,115.9 million, which will be recorded in the Company's balance sheet as of January 1, 2019.

        Additionally, the Company may elect the short-term lease recognition exemption (short-term lease practical expedient) by class of underlying asset (which results in off-balance-sheet accounting for the lease). It is expected that the Company will disclose if that it has done so and its effects in 2019.

NOTE 3—SHORT-TERM INVESTMENTS:

        Short-term investments were as follows ($ in millions):

	At December 31,
	2018	2017
Trading securities	$213.1	$49.5
Weighted average interest rate	2.2%	1.8%
Available-for-sale	$0.7	$1.0
Weighted average interest rate	0.7%	0.70%

Total	$213.8	$50.5

        Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

        Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and, as of December 31, 2018 and 2017, included corporate bonds and asset and mortgage backed obligations. As of December 31, 2018 and 2017, gross unrealized gains and losses on available-for-sale securities were not material.

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

        The following table summarizes the activity of these investments by category (in millions):

	Years ended December 31,
	2018		2017
Trading:
Interest earned	$0.5		$0.7
Unrealized gain (loss) at December 31,	$(0.2)		$0.1
Available-for-sale:
Interest earned	(*	)	(*	)
Investment redeemed	$0.3		$1.1

(*)
Less than $0.1 million

        At December 31, 2018 and 2017, contractual maturities of the available-for-sale debt securities are as follows (in millions):

	2018	2017
One year or less	$—	$—
Maturing after one year through five years	—	—
Maturing after five years through ten years	—	—
Due after 10 years	0.7	1.0

Total debt securities	$0.7	$1.0

NOTE 4—INVENTORIES:

	At December 31,
(in millions)	2018	2017
Inventory, current:
Metals at average cost:
Finished goods	$69.6	$48.8
Work-in-process	256.8	308.0
Ore stockpiles on leach pads	328.0	320.9
Supplies at average cost	378.3	364.2

Total current inventory	$1,032.7	$1,041.9

Inventory, long-term:
Ore stockpiles on leach pads	$1,177.4	$977.4

        Total leaching costs added as long-term inventory of ore stockpiles in leach pads amounted to $506.6 million, $513.9 million and $439.0 million in 2018, 2017 and 2016, respectively. Long-term leaching inventories recognized as cost of sales amounted to $299.4 million, $333.5 million and $316.6 million in 2018, 2017 and 2016, respectively.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—PROPERTY:

	At December 31,
(in millions)	2018	2017
Buildings and equipment	$14,294.0	$12,552.8
Construction in progress	1,516.9	2,301.9
Mine development	267.9	267.9
Mineral assets	83.2	83.2
Land, other than mineral	164.1	218.4

Total property	16,326.1	15,424.2
Accumulated depreciation, amortization and depletion	(6,922.3)	(6,324.6)

Total property and mine development, net	$9,403.8	$9,099.6

        Construction in progress decreased in 2018 as a result of the completion of some of the Company expansion projects. For more detailed information, please see Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations—Capital Investment Program."

        Depreciation and depletion expense for the years ended December 31, 2018, 2017 and 2016, amounted to $668.9 million, $665.2 million and $639.1 million, respectively.

NOTE 6—INTANGIBLE ASSETS:

	At December 31,
(in millions)	2018	2017
Mining concessions	$121.2	$121.2
Mine engineering and development studies	19.8	19.8
Software	49.6	49.0

	190.6	190.0
Accumulated amortization:
Mining concessions	(37.4)	(36.6)
Mine engineering and development studies	(15.3)	(15.3)
Software	(32.1)	(27.5)

	(84.8)	(79.4)
Goodwill	41.9	41.9

Intangible assets, net	$147.7	$152.5

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—INTANGIBLE ASSETS: (Continued)

        Amortization of intangibles for the years ended December 31, 2018, 2017 and 2016, amounted to $5.4 million, $5.9 million and $8.0 million, respectively. Estimated amortization is as follows:

Estimated amortization expense (in millions):
2019	$4.7
2020	5.0
2021	5.1
2022	5.0
2023	5.0

Total 2019 - 2023	$24.8

Average annual	$5.0

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

        On December 22, 2017, the TCJA was signed into law, making substantial changes to the 1986 Internal Revenue Code. Changes under the TCJA include, among others, a decrease in the corporate tax rate from 35% to 21%, the transition of the U.S. taxation of international operation from a worldwide system to a quasi-territorial system, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations.

        Although most provisions of the TCJA began on January 1, 2018, ASC 740 "Income Taxes" requires that the effects of tax law changes be recognized in the year and period of the law change and be reflected in the company's financial results for 2017. On December 22, 2017, the SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the TCJA. SAB 118 required a company to reflect the income tax effects of the TCJA for which the accounting under ASC 740 "Income Taxes" is complete; if it is incomplete but the Company is able to determine a reasonable estimate, a provisional estimate must be provided in the financial statements. If a provisional estimate cannot be reasonably prepared, the Company should continue to apply ASC 740 on the basis of the provision of the tax law that were in effect immediately before the enactment of the TCJA. Companies have one year from the enactment of the TCJA to finalize accounting for the impacts of the TCJA.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES: (Continued)

        The Company adopted SAB 118 and accordingly recorded a provisional $785.9 million non-cash tax expense for the estimated effects of the TCJA in its 2017 financial statements as a result of adjustments related to the valuation allowances for foreign tax credits and other deferred tax assets, valuation of net deferred tax assets due to the rate change from 35% to 21% and the transition tax on the repatriation of cumulative foreign earnings. In 2018, the Company determined the final impact of the TCJA to be $816.8 million, a $30.9 million change from the provisional amount estimated at December 31, 2017.

        For 2018, the TCJA created a new category of foreign income, the Global Intangible Low Tax Income or GILTI.

        The new GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. For 2018, there was no U.S. tax liability from the GILTI inclusion. The Company does not anticipate a tax on GILTI in the future because of increased fixed asset amounts and with a Mexican tax rate of 30% no U.S. deferred taxes would be recorded. Accordingly, the Company has elected that if GILTI were to apply in the future, a current period expense would be recorded when incurred.

        The BEAT is a 5% minimum tax for tax year 2018, 10% for the years 2019 through 2025 and 12.5% in years thereafter. It is calculated on a base equal to the Company's income determined without the tax benefit arising from base erosion payments. The Company did not incur a BEAT liability in 2018 since it has met the safe harbor rule that provides a Company not to be subject to the BEAT if related party payments from the U.S. to foreign entities does not exceed 3% of expenses excluding cost of goods sold. The Company must continue to analyze applicability of the BEAT provisions on a quarterly basis.

        The components of the provision for income taxes for the three years ended December 31, 2018, are as follows:

(in millions)	2018	2017	2016
U.S. federal and state:
Current	$2.6	$—	$—
Deferred	(13.0)	686.2	(109.4)
Uncertain tax positions	—	16.2	20.3

	(10.4)	702.4	(89.1)

Foreign (Peru and Mexico):
Current	1,102.4	951.7	625.0
Deferred	(38.5)	(60.7)	(34.8)

	1,063.9	891.0	590.2

Total provision for income taxes	$1,053.5	$1,593.4	$501.1

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES: (Continued)

        The source of income is as follows:

(in millions)	2018	2017	2016
Earnings by location:
U.S.	$(2.3)	$(1.5)	$(1.9)
Foreign
Peru	441.8	284.6	(85.7)
Mexico	2,149.9	2,019.6	1,343.6

	2,591.7	2,304.2	1,257.9

Earnings before taxes on income	$2,589.4	$2,302.7	$1,256.0

        The reconciliation of the statutory income tax rate to the effective tax rate for the three years ended December 31, 2018, is as follows (in percentage points):

	2018	2017	2016
Expected tax at U.S. statutory rate	21.0%	35.0%	35.0%
Foreign tax at other than statutory rate, net of foreign tax credit benefit(1)	13.9	0.6	2.0
Percentage depletion	(2.1)	(2.9)	(2.7)
Other permanent differences	0.4	5.2	—
Change in 2017 valuation allowance on U.S. deferred tax assets, foreign tax credits and U.S. tax effect on Peruvian deferred	7.5	26.9	—
Additional valuation allowance on 2018 U.S. deferred tax assets, foreign tax credits and U.S. tax effect on Peruvian deferred	1.0	—	—
Decrease in 2017 U.S. deferred tax asset due to tax rate changes	(0.2)	4.8	—
U.S. one time transition tax on accumulated foreign earnings	0.4	2.4	—
Increase (decrease) in unrecognized tax benefits for uncertain tax positions	—	0.7	0.2
Repatriated foreign earnings	—	(2.0)	3.6
Amounts (over) / under provided in prior years	(1.3)	(0.1)	(0.5)
Other	0.1	(1.4)	2.3

Effective income tax rate	40.7%	69.2%	39.9%

(1)
Foreign tax at other than statutory rates, net of foreign tax credit benefit, also includes the effects of permanent differences in Peru and Mexico, that are determined at the local statutory rate.

        The Company files income tax returns in three jurisdictions, Peru, Mexico and the United States. For the three years presented above, the statutory income tax rate for Mexico was 30%. The United States tax rate was 21% in 2018, and 35% for 2017 and 2016. The Peruvian tax rate was 29.5% for 2018 and 2017 and 28% for 2016. While the largest components of income taxes are the Peruvian and Mexican taxes, the Company is a domestic U.S. entity. Therefore, the rate used in the above reconciliation is the U.S. statutory rate.

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

        Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards:

	At December 31,
(in millions)	2018	2017
Assets:
Inventories	$61.5	$47.0
Capitalized exploration expenses	11.1	9.5
U.S. foreign tax credit carryforward, net of FIN 48 liability	483.4	280.2
U.S. tax effect of Peruvian deferred tax liability	165.1	174.1
Provisions	155.0	152.6
Mexican tax on consolidated dividends	14.8	14.5
Deferred workers participation	27.0	3.0
Accrued salaries, wages and vacations	9.1	7.2
Sales price adjustment (PUI)	2.7	—
Social responsibility expenses	2.1	2.1
Deferred charges	6.1	—
Valuation allowance on U.S. deferred tax assets, foreign tax credits and U.S. tax effect on Peruvian deferred	(819.1)	(619.6)
Other	10.1	1.6

Total deferred tax assets	128.9	72.2

	At December 31,
(in millions)	2018	2017
Liabilities:
Property, plant and equipment	(137.3)	(130.3)
Deferred charges	—	(16.9)
Unremitted foreign earnings	—	—
Sales price adjustment (PUI)	—	(0.4)
Other	(0.4)	(5.3)

Total deferred tax liabilities	(137.7)	(152.9)

Total net deferred tax (liabilities) / assets	$(8.8)	$(80.7)

        In 2018, several items that were previously included in the "other" category are separately stated; 2017 was adjusted to open those items for comparative purposes. The valuation allowance increased by $199.5 million in 2018, mostly due to the valuation of unutilized Foreign Tax Credits generated in 2018. The Peru branch operations are taxed in the U.S. as a flow through entity to SCC. Prior to 2017 U.S. Tax Reform, the U.S. corporate income tax rate was 35% on the Peru earnings, which enabled the company to use more currently generated foreign tax credits. Since tax reform reduced the U.S. tax rate to 21%, there is less U.S. income tax to absorb currently generated FTC's or carryforwards. Additionally, allowable expenses in the U.S. for percentage depletion and U.S. sourced interest expense

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES: (Continued)

on debt reduced the branch income subject to U.S. tax, further limiting utilization of foreign tax credits.

U.S. Tax Matters—

        As of December 31, 2018, the Company considers its ownership of the stock of Minera Mexico to be essentially permanent in duration.

        As of December 31, 2018, $97.6 million of the Company´s total cash, cash equivalents, restricted cash and short-term investments of $1,058.4 million was held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. At December 31, 2016, Minera Mexico determined that it had $470.5 million in earnings available for dividends to the United States. These earnings had not been remitted, but U.S. federal income tax, net of foreign tax credit was recognized in 2016 resulting in an increase in tax of $45.7 million. At December 31, 2017, Minera Mexico had determined that it had earnings available for dividends to the United States of $555.5 million. The 2017 U.S. tax reform introduced a one-time transition tax that is based upon the Company's total accumulated post-1986 prescribed foreign earnings and profits ("E&P") estimated to be $8.9 billion, the majority of which was previously considered to be indefinitely reinvested and accordingly, no U.S. federal and state income taxes were provided. Upon enactment of the 2017 U.S. tax reform, the Company calculated and recorded a provisional tax amount of $181.1 million as a reasonable estimate for its one-time transition tax liability, which was completely offset by foreign tax credit carryforwards. During 2018, the Company determined that this amount should be reduced by $28 million and finalized its transition tax at $153.1 million, which was fully offset by foreign tax credits. The Company also finalized its calculation of the total accumulated post-1986 prescribed E&P for the applicable entities and amounts held in liquid and non-liquid E&P. Since the calculation of E&P is complete and the transition tax has been finalized, the Company has determined that as of December 31,2018, a deferred tax asset of $1.9 billion exists with respect to its investment in foreign subsidiaries. Tax accounting guidance provided in ASC 740 requires this asset to be recognized only if the basis difference will reverse in the foreseeable future. Management has no plans that would result in the reversal of this temporary difference and consequently no deferred tax asset has been recorded. Future dividends from these subsidiaries are no longer subject to federal income tax in the U.S., and the Company incurs no state income tax liability. Additionally there are no withholding taxes due to the tax treaty between the United States and Mexico. Earnings from the Company's Peruvian branch are not subject to transition taxes since they are taxed in the United States on a current basis.

        At December 31, 2018, there were $689.1 million of foreign tax credits available for carryback or carryforward. These credits have a one year carryback and a ten year carryforward period and can only

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES: (Continued)

be used to reduce U.S. income tax on foreign earnings. There were no other unused U.S. tax credits at December 31, 2018. These credits will expire as follows:

Year	Amount
2022	51.5
2023	69.2
2024	102.0
2025	189.5
2026	104.8
2028	172.1

Total	$689.1

        These foreign tax credits are presented above on a gross basis and have not been reduced here for any unrecognized tax benefits. These foreign tax credits have been adjusted to include the 2016 Net Operating Loss carryback in the U.S. jurisdiction, increasing foreign tax credits by approximately $15.9 million. In accordance with ASU 2013-11 the Company has recorded $205.7 million of an unrecognized tax benefit as an offset to the Company's deferred tax asset for foreign tax credits. The remaining foreign tax credits of $483.4 million are being re-valued to zero at December 31, 2018. It is the opinion of management that with the reduction in the U.S. corporate tax rate to 21% and the corporate tax rates in Mexico of 30% and in Peru at 29.5%, it is unlikely the excess foreign tax credits can be utilized. Additionally, foreign dividends will no longer be taxed in the U.S. thereby reducing the U.S. tax on the foreign source income that the credits can be used to offset.

Peruvian Tax Matters—

        Royalty mining charge:    The royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. The minimum royalty charge is recorded as cost of sales and those amounts assessed at higher rates are included in the income tax provision. The Company has accrued $32.9 million, $23.4 million and $16.8 million of royalty charges in 2018, 2017 and 2016, respectively, of which $9.0 million and $2.5 million were included in income taxes in 2018 and 2017, respectively; no amounts were included in income tax in 2016.

        Peruvian special mining tax:    This tax is based on operating income with graduated rates increasing from 2% to 8.4%. The Company recognized $30.6 million, $23.3 million and $10.8 million in 2018, 2017 and 2016, respectively, with respect to this tax. These amounts are included as "income taxes" in the consolidated statement of earnings.

Mexican Tax Matters—

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

        It is worth noting that there are no further amendments in connection with the Base Erosion and Profit Shifting action plan.

Accounting for Uncertainty in Income Taxes—

        The total amount of unrecognized tax benefits in 2018, 2017 and 2016, was as follows (in millions):

	2018	2017	2016
Unrecognized tax benefits, opening balance	$214.5	$304.0	$400.0
Gross increases—tax positions in prior period	—	(89.5)	3.9
Gross increases—current-period tax positions	—	—	23.3
Decreases related to settlements with taxing authorities	—	—	(123.2)

	—	(89.5)	(96.0)

Unrecognized tax benefits, ending balance	$214.5	$214.5	$304.0

        The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $214.5 million at December 31, 2018 and 2017. These amounts relate entirely to U.S. income tax matters. The Company has no unrecognized Peruvian or Mexican tax benefits.

        The Company anticipates effective settlement and closing of the 2011-2013 IRS field audit by December 31, 2019. With the closing of the audit, unrecognized tax benefits are expected to reverse in the next twelve months and are not expected to have a material impact on the Company's financial statements. The Company also anticipates that the IRS audit of 2014-2016 will commence in 2019.

        As of December 31, 2018 and December 31, 2017 the Company's liability for uncertain tax positions included accrued interest and penalties of $1.9 million.

        The following tax years remain open to examination and adjustment in the Company's three major tax jurisdictions:

Peru:	2013 and all subsequent years
U.S.:	2011 and all subsequent years
Mexico:	2013 and all subsequent years

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES: (Continued)

        Management does not expect that any of the open years will result in a cash payment within the upcoming twelve months ending December 31, 2019. The Company's reasonable expectations about future resolutions of uncertain items did not materially change during the year ended December 31, 2018.

NOTE 8—WORKERS' PARTICIPATION:

        The Company's operations in Peru and Mexico are subject to statutory workers' participation.

        In Peru, the provision for workers' participation is calculated at 8% of pre-tax earnings. The current portion of this participation, which is accrued during the year, is based on the Peruvian Branch's taxable income and is distributed to workers following determination of final results for the year. The annual amount payable to an individual worker is capped at the worker's salary for an 18 month period. Amounts determined in excess of the 18 months of worker's salary is no longer made as a payment to the worker and is levied first for the benefit of the "Fondo Nacional de Capacitacion Laboral y de Promocion del Empleo" (National Workers' Training and Employment Promotion Fund) until this entity receives from all employers in its region an amount equivalent to 2,200 Peruvian taxable units (approximately $2.7 million in 2018). Any remaining excess is levied as payment for the benefit of the regional governments. These levies fund worker training, employment promotion, entrepreneurship and various other programs.

        In Mexico, workers' participation is determined using the guidelines established in the Mexican income tax law at a rate of 10% of pre-tax earnings as adjusted by the tax law.

        The provision for workers' participation is allocated to "Cost of sales (exclusive of depreciation, amortization and depletion)" and to "selling, general and administrative" in the consolidated statement of earnings, proportional to the number of workers in the production and administrative areas, respectively. Workers' participation expense for the three years ended December 31, 2018 was as follows (in millions):

	2018	2017	2016
Current	$219.9	$192.7	$131.8
Deferred	9.8	6.6	(13.4)

	$229.7	$199.3	$118.4

NOTE 9—ASSET RETIREMENT OBLIGATION:

        The Company maintains an asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law the Company's closure plans were approved by the Peruvian Ministry of Energy and Mines ("MINEM"). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex and a warehouse in Lima as support for this obligation. The accepted values of these facilities, for this purpose, are of $45.3 million. Through January 2019, the Company has provided guarantees of $37.8 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—ASSET RETIREMENT OBLIGATION: (Continued)

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

        In 2010, the Company announced to the Mexican federal environmental authorities its closure plans for the copper smelter plant at San Luis Potosi. The Company developed a program for plant demolition and soil remediation with a cost of $66.2 million. In 2016, the environmental authorities approved the conclusion of the remediation effort. The Company continues studying the possibilities for this property in order to decide whether to sell or develop the property. The Company has recognized an estimated asset retirement obligation for its mining properties in Mexico as part of its environmental commitment. Even though there is currently no enacted law, statute, ordinance, written or oral contract requiring the Company to carry out mine closure and environmental remediation activities, the Company believes that a constructive obligation presently exists based on the remediation requirements caused by the closure of any facility. The overall cost recognized for mining closure in Mexico includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities. During 2018, the Company made a change in the estimate for the asset retirement obligation in its Mexican operations, mainly due to a change in the discount rate used to determine such obligation. The effect of this change was a reduction in the asset retirement obligation of $10.4 million, which was recorded in the second quarter of 2018.

        The following table summarizes the asset retirement obligation activity for years ended December 31, 2018 and 2017 (in millions):

	2018	2017
Balance as of January 1	$222.5	$216.5
Changes in estimates	(15.6)	(11.6)
Additions	—	—
Closure payments	(0.6)	(0.3)
Accretion expense	11.4	17.9

Balance as of December 31,	$217.7	$222.5

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FINANCING:

Long-term debt (in millions):

	Face amount	Issuance discount	Issuance costs	Carrying value as of December 31, 2018
5.375% Senior unsecured notes due 2020	$400	$(0.3)	$(0.4)	$399.3
3.500% Senior unsecured notes due 2022	300	(0.5)	(0.6)	298.9
3.875% Senior unsecured notes due 2025	500	(1.8)	(1.8)	496.4
9.250% Yankee bonds due 2028	125	—	—	51.2
7.500% Senior unsecured notes due 2035	1,000	(12.9)	(8.4)	978.7
6.750% Senior unsecured notes due 2040	1,100	(7.3)	(5.8)	1,086.9
5.250% Senior unsecured notes due 2042	1,200	(19.4)	(6.5)	1,174.1
5.875% Senior unsecured notes due 2045	1,500	(16.6)	(8.8)	1,474.6

Total	$6,125	$(58.8)	$(32.3)	5,960.1

Less, current portion				—

Total long-term debt				$5,960.1

	Face amount	Issuance discount	Issuance costs	Carrying value as of December 31, 2017
5.375% Senior unsecured notes due 2020	$400	$(0.6)	$(0.6)	$398.8
3.500% Senior unsecured notes due 2022	300	(0.5)	(0.8)	298.7
3.875% Senior unsecured notes due 2025	500	(2.1)	(2.0)	495.9
9.250% Yankee bonds due 2028	125	—	—	51.2
7.500% Senior unsecured notes due 2035	1,000	(13.2)	(8.8)	978.0
6.750% Senior unsecured notes due 2040	1,100	(7.4)	(5.9)	1,086.7
5.250% Senior unsecured notes due 2042	1,200	(19.8)	(6.6)	1,173.6
5.875% Senior unsecured notes due 2045	1,500	(16.9)	(8.9)	1,474.2

Total	$6,125	$(60.5)	$(33.6)	5,957.1

Less, current portion				—

Total long-term debt				$5,957.1

        The bonds, referred above as "Yankee bonds", contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined in the debt instrument. At December 31, 2018, Minera Mexico was in compliance with this covenant.

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

        At December 31, 2018, the Company was in compliance with the covenants of the notes.

        Aggregate maturities of the outstanding borrowings at December 31, 2018, are as follows:

Years	Principal Due(*)
(in millions)
2019	$—
2020	400.0
2021	—
2022	300.0
2023	—
Thereafter	5,351.2

Total	$6,051.2

(*)
Total debt maturities do not include the debt discount valuation account of $91.1 million.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—BENEFIT PLANS:

Post retirement defined benefit plans and defined contribution plan

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

        The components of net periodic benefit costs calculated in accordance with ASC 715 "Compensation retirement benefits," using December 31 as a measurement date, consist of the following:

	Years ended December 31,
(in millions)	2018	2017	2016
Service cost	$1.0	$0.8	$0.7
Interest cost	1.6	1.4	1.0
Expected return on plan assets	(3.4)	(2.9)	(2.2)
Amortization of prior service cost / (credit)	0.2	0.1	0.1
Settlement / Curtailment	(0.2)	0.1	(0.2)
Amortization of net loss/(gain)	0.2	0.2	0.2

Net periodic benefit cost	$(0.6)	$(0.3)	$(0.4)

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—BENEFIT PLANS: (Continued)

        The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2018	2017
Change in benefit obligation:
Projected benefit obligation at beginning of year	$27.5	$25.6
Service cost	1.0	0.8
Interest cost	1.6	1.4
Settlement	—	0.9
Benefits paid	(1.6)	(1.9)
Actuarial (gain)/loss	(0.2)	(0.3)
Actuarial gain assumption changes	(0.8)	0.3
Inflation adjustment	(0.1)	0.7

Projected benefit obligation at end of year	$27.4	$27.5

Change in plan assets:
Fair value of plan assets at beginning of year	$51.6	$44.6
Actual return on plan assets	(3.5)	6.9
Employer contributions	(0.4)	(0.4)
Benefits paid	(1.0)	(0.9)
Currency exchange rate adjustment	—	1.4

Fair value of plan assets at end of year	$46.7	$51.6

Funded status at end of year:	$19.3	$24.1

ASC-715 amounts recognized in statement of financial position consists of:
Non-current assets	$19.4	$24.2

Total	$19.4	$24.2

ASC-715 amounts recognized in accumulated other comprehensive income (net of income taxes of $(4.3) million and $(2.0) million in 2018 and 2017, respectively) consists of:
Net loss (gain)	$5.8	$2.3
Prior service cost	1.4	1.5

Total	$7.2	$3.8

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—BENEFIT PLANS: (Continued)

        The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the defined benefit pension plan, net of income tax:

(in millions)	2018	2017
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$3.8	$5.8
Net loss/(gain) amortized during the year	3.6	(0.1)
Net loss/(gain) occurring during the year	(0.1)	(2.4)
Prior service cost (credit)	—	0.4
Currency exchange rate adjustment	(0.1)	0.1

Net adjustment to accumulated other comprehensive income (net of income taxes of $(2.2) million and $1.3 million in 2018 and 2017, respectively)	3.4	(2.0)

Accumulated other comprehensive income at end of plan year	$7.2	$3.8

        The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2018 and 2017, net of income tax:

(in millions)	2018	2017
Net loss / (gain)	$3.6	$(2.4)
Amortization of net (loss) gain	(0.1)	(0.1)
Amortization of prior services cost (credit)	—	0.4

Total amortization expenses	$3.5	$(2.1)

        The assumptions used to determine the pension obligations are:

Expatriate Plan	2018	2017	2016
Discount rate	3.90%	3.25%	3.65%
Expected long-term rate of return on plan asset	4.00%	4.00%	4.00%
Rate of increase in future compensation level	N/A	N/A	N/A

Mexican Plan(*)	2018	2017	2016
Discount rate	8.45%	7.80%	7.55%
Expected long-term rate of return on plan asset	8.45%	7.55%	7.55%
Rate of increase in future compensation level	4.50%	4.50%	4.50%

(*)
These rates are based on Mexican pesos as pension obligations are denominated in pesos.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—BENEFIT PLANS: (Continued)

        The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Years	Expected Benefit Payments
(in millions)
2019	$2.6
2020	1.7
2021	1.8
2022	1.9
2023	2.0
2024 to 2026	13.4

Total	$23.4

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

        The plan assets are managed by three financial institutions, Scotiabank Inverlat S.A., Banco Santander and GBM Grupo Bursatil Mexicano, S.A. 78% of the funds are invested in Mexican government securities, including treasury certificates and development bonds of the Mexican government. The remaining 22% is invested in common shares of Grupo Mexico. The plan assets are invested without restriction in active markets that are accessible when required and are therefore considered as level 1, in accordance with ASC 820 "Fair Value Measurement."

        These plans accounted for approximately 30% of benefit obligations. The following table represents the asset mix of the investment portfolio as of December 31:

	2018	2017
Asset category:
Treasury bills	78%	70%
Equity securities	22%	30%

	100%	100%

        The amount of contributions that the Company expects to pay to the plan during 2019 is $1.7 million, which excludes $2.7 million of pending payments to former Buenavista workers.

Post-retirement Health Care Plan:

        United States:    The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 "Compensation retirement benefits."

        In Mexico, health services are provided by the Mexican Social Security Institute.

        The components of net period benefit costs for the three years ended December 31, 2017 are as follows:

	Years ended December 31,
(in millions)	2018	2017	2016
Interest cost	$0.9	$0.9	$0.6
Amortization of prior service cost/ (credit)	(0.2)	(0.2)	(0.5)

Net periodic benefit cost	$0.7	$0.7	$0.1

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—BENEFIT PLANS: (Continued)

        The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2018	2017
Change in benefit obligation:
Projected benefit obligation at beginning of year	$12.5	$12.9
Interest cost	0.9	0.9
Actuarial loss/ (gain)—claims cost	0.2	(0.4)
Benefits paid	(0.9)	(0.9)
Actuarial (gain)/loss	(0.9)	(0.6)
Inflation adjustment	0.1	0.6

Projected benefit obligation at end of year	$11.9	$12.5

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.1	0.1
Benefits paid	(0.1)	(0.1)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year:	$11.9	$12.5

ASC-715 amounts recognized in statement of financial position consists of:
Current liabilities	$(0.1)	$(0.1)
Non-current liabilities	(11.8)	(12.5)

Total	$(11.9)	$(12.6)

ASC-715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$(4.4)	$(3.9)
Total (net of income taxes of $1.9 million and $1.7 million in 2018 and 2017, respectively)	$(4.4)	$(3.9)

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—BENEFIT PLANS: (Continued)

        The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the post-retirement health care plan, net of income tax:

	As of December 31,
(in millions)	2018	2017
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$(3.9)	$(2.8)
Net loss/(gain) occurring during the year	(0.6)	(0.6)
Net loss/(gain) amortized during the year	0.1	0.1
Currency exchange rate adjustment	—	(0.6)

Net adjustment to accumulated other comprehensive income (net of income taxes of $0.2 million and $0.3 million in 2018 and 2017, respectively)	(0.5)	(1.1)

Accumulated other comprehensive income at end of plan year	$(4.4)	$(3.9)

        The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2018 and 2017, net of income tax:

	At December 31,
(in millions)	2018	2017
Net loss / (gain)	$(0.6)	$(0.6)
Amortization of net (loss) gain	0.2	0.1

Total amortization expenses	$(0.4)	$(0.5)

        The discount rates used in the calculation of other post-retirement benefits and cost as of December 31 were:

	2018	2017	2016
Expatriate health plan
Discount rate	3.90%	3.25%	3.65%
Mexican health plan
Weighted average discount rate	8.45%	7.80%	7.55%

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—BENEFIT PLANS: (Continued)

        The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Year	Expected Benefit Payments
(in millions)
2019	$0.9
2020	0.9
2021	0.9
2022	0.9
2023	0.9
2024 to 2028	2.9

Total	$7.4

Expatriate Health Plan

        For measurement purposes for pre 65 year old participants, a 5.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2018 which gradually decrease to 4.2%. For post 65 year old the annual rate of increase in the per capita cost for 2018 is 5.2% which is assumed to decrease gradually to 4.0%.

        Assumed health care cost trend rates can have a significant effect on amounts reported for health care plans. However, because of the size of the Company's plan, a one percentage-point change in assumed health care trend rate would not have a significant effect.

Mexican Health Plan

        For measurement purposes, a 4.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2018 and remains at that level thereafter.

        An increase in other benefit cost trend rates have a significant effect on the amount of the reported obligations, as well as component cost of the other benefit plan. One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$1.0	$0.8
Effect on the post-retirement benefit obligation	$11.7	$10.5

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

        Environmental capital investments in years 2018, 2017 and 2016, were as follows (in millions):

	2018	2017	2016
Peruvian operations	$59.3	$93.7	$110.3
Mexican operations	43.5	128.9	140.1

Total	$102.8	$222.6	$250.4

        Peruvian operations:    The Company's operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through the Ministry of Environment ("MINAM") conducts annual audits of the Company's Peruvian mining and metallurgical operations. Through these environmental audits, matters related to environmental obligation, compliance with legal requirements, atmospheric emissions, effluent monitoring and waste management are reviewed. The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations. Peruvian law requires that companies in the mining industry provide assurances for future mine closure and remediation. In accordance with the requirements of this law, the Company's closure plans were approved by MINEM. See Note 6 "Asset retirement obligation," for further discussion of this matter.

        Air Quality Standards ("AQS"): In June 2017, MINAM enacted a supreme decree which defines new AQS for daily sulfur dioxide in the air. The Company believes that these new AQS will allow Peruvian industry to be more competitive with other countries. As of December 31, 2018, the Company maintains a lower daily average level of µg/m3 of SO2, than those required by the new AQS.

        Soil Environmental Quality Standards ("SQS"): In 2013, the Peruvian government enacted SQS applicable to any existing facility or project that generates or could generate the risk of soil contamination in its area of operation or influence. In March 2014, MINAM issued a supreme decree, which established additional provisions for the gradual implementation of SQS. Pursuant to this regulation, the Company had twelve months to identify contaminated sites in and around its facilities and present a report of identified contaminated sites. These documents were submitted to MINEM for approval in April 2015, and were fully approved in July 2017. The next step is for the Company to prepare a characterization study to determine the depth, extent and physio-chemical composition of the contaminated areas and define an appropriate remediation plan with a time-frame for completion. In addition, the Company must submit a Soil Decontamination Plan ("SDP") for approval within 30 months after being notified by the authority. This SDP must include remediation actions, a schedule and compliance deadlines. Pursuant to this regulation, the Company may request a one year extension for the decontamination plan if deemed necessary with reasonable justification.

        Soil confirmation tests must be carried out after completion of the decontamination actions (within the approved schedule) and results must be presented to authorities within 30 days after receiving such results. Although no specific sanctions have been established yet, non-compliance with this obligation or

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES: (Continued)

with decontamination goals will carry penalties for companies. However, companies cannot be penalized for non-compliance with the SQS during the schedule set forth for compliance.

        In accordance with the regulatory requirements, the Company has been working on the characterization phase and SDPs for environmentally impacted sites in each of its operating units (Toquepala, Cuajone, and Ilo) with the assistance of consulting companies. It is estimated that the Toquepala and Cuajone SDPs will be presented to the authorities for review and approval at the end of the second quarter of 2019, and the Ilo SDP will be submitted during the third quarter of 2019.

        While the Company believes that there is a reasonable possibility that a potential loss contingency may exist, it cannot currently reasonably estimate the amount of the contingency. The Company believes that a reasonable determination of the loss will be possible once the characterization study and the SDP are substantially completed, which is expected for the third quarter of 2019. At that time the Company will be in a position to estimate the remediation cost. Furthermore, the Company does not believe that it can estimate a reasonable range of possible costs until the noted studies have substantially progressed and therefore is not able to disclose a range of costs that is meaningful.

        Water Quality Standards ("WQS"): In June 2017, MINAM enacted a supreme decree which establishes water quality standards in the Peruvian territory. The adoption of these standards have not a material impact on its financial position.

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

        On February 2019, the Mexican Supreme Court confirmed the constitutionality of an ecological tax to extractive activities developed in the state of Zacatecas, which taxes the environmental remediation actions, emissions of certain gases to the atmosphere, emissions of pollutant substances to the soil or water, and waste storage within the state territory. The Company is evaluating the potential impact of this new environmental regulation in its financial position.

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

        The del Carpio Lazio case was rejected by the court of first instance on November 14, 2016. The plaintiff filed an appeal before the Superior Court on January 3, 2017. On January 9, 2018, the lawyers of both parties presented their respective positions before the Appellate Court. On March 8, 2018, the Appellate Court issued its final decision, which upholds the first instance ruling. On April 27, 2018, the plaintiff filed an extraordinary appeal before the Supreme Court. As of December 31, 2018, the case remains pending resolution.

        The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. As of December 31, 2018, the case remains pending resolution without further developments.

        The Guillen Lopez case is currently before the lower court. As of December 31, 2018, the case remains pending resolution without further developments.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES: (Continued)

Special Regional Pasto Grande Project ("Pasto Grande Project")

        In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC's Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC's Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization, since 1995. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of December 31, 2018, the case remains pending resolution without further developments. SCC's Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. The amount of this contingency cannot be reasonably estimated by management at this time.

Mexican operations

The 2014 Accidental Spill at Buenavista Mine

        In relation to the 2014 accidental spill of copper sulfate solution that occurred at a leaching pond of the Buenavista mine, the following legal procedures are pending against the Company:

        On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. ("BVC"), a subsidiary of the Company, in order to determine those responsible for the environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and remains pending resolution.

        Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Two of the collective action lawsuits have been dismissed by the court. The plaintiffs in the four remaining lawsuits are: Acciones Colectivas de Sinaloa, A.C. which established two collective actions, Defensa Colectiva A.C.; and Ana Luisa Salazar Medina et al. which has been granted a collective action certification. The remaining plaintiffs have requested cautionary measures on the construction of facilities for the monitoring of public health services and the prohibition of the closure of the Río Sonora Trust. As of December 31, 2018, these cases remain pending resolution.

        Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES: (Continued)

Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. During the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. During the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages, such lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria Peña Molina, et al. As of December 31, 2018, these cases remain pending resolution.

        During 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al which established two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. During the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. During the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. Regarding the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution which established that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures, with no material effects to BVC's operations. As of December 31, 2018, the remaining cases are still pending resolution.

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

        On March 20, 2018, the parties reached an agreement-in-principle to settle the action. On March 23, 2018, the parties informed the Court of the settlement-in-principle to resolve all claims asserted by Plaintiff against Defendants in the action and requested that the Court stay the action in its entirety pending filing by the parties of a stipulation of settlement. The Parties filed the executed stipulation on August 22, 2018. Under the proposed settlement, Grupo Mexico or Americas Mining would pay to the Company $50 million in cash less any attorneys' fees (including costs) awarded by the Court to Plaintiff's counsel (the "Net Settlement Amount") in return for a release of all derivative and direct claims. A settlement hearing was held on November 27, 2018. On December 27, 2018, the Court issued its ruling approving the $50 million settlement. Pursuant to the Court's ruling, Plaintiff's counsel was awarded $13.5 million (for attorneys' fees, expenses, and a $5,000 incentive fee award to plaintiff Carla Lacey). The remaining $36.5 million was distributed via a special dividend on February 21, 2019 to the Company's public stockholders (other than the director defendants, Grupo Mexico, Americas Mining, or any entity in which Grupo Mexico or Americas Mining has or had a direct or indirect controlling interest) who held shares of common stock of the Company as of February 11, 2019. As result of the payment of the settlement, the claims against the Defendants have been dismissed with prejudice.

Labor matters:

        Peruvian operations:    75% of the Company's 4,850 Peruvian employees were unionized at December 31, 2018. Currently, there are six separate unions, one large union and five smaller unions. In the first quarter of 2016, the Company signed three-year agreements with all the existing unions at that time. These agreements included, among other things, annual salary increases of 5% for each of the three years. In June 2018, the Company signed a three-year collective bargaining agreement with one of the smaller unions. This agreement includes, among other things, annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/ 45,000 (approximately $13,600) which was recorded as labor expense.

        In August 2018, the Company signed a three-year collective bargaining agreement with three additional unions. This agreement includes, among other things, annual salary increases of 5% for each

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES: (Continued)

year starting December 2018, and a signing bonus of S/ 45,000 (approximately $13,600) which was recorded as labor expense.

        As of December 31, 2018, the Company continues negotiations on collective bargaining agreements with the two unsigned unions.

        Mexican operations:    In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the "National Mining Union") to other less politicized unions.

        The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that will hold the collective bargaining agreement at the San Martín mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions), won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martín mine. Such authorization was challenged by the National Mining Union. The Company is working on a rehabilitation plan to restart operations at the San Martin mine with a budget of $77 million. At December 31, 2018 the plan is in progress with a total expense of $17.7 million. The Company is restoring mining operations in the first quarter of 2019 and expects to restore copper production in the second quarter of 2019.

        In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of December 31, 2018, the case remains pending resolution without further developments.

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

Other commitments:

Peruvian Operations

Tia Maria:

        On August 1, 2014, the Company received the final approval of Tia Maria's Environmental Impact Assessment ("EIA"). However, the issuance of the project's construction permit has been delayed due

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES: (Continued)

to pressures from anti-mining groups. The Company continues working with community groups in order to resolve open issues concerning the project. The Company is also working jointly with the Peruvian government to obtain the construction license for this 120,000 ton (annual) SX-EW copper greenfield project. The Company expects the license to be issued in the first half of 2019.

        Tia Maria's project budget is approximately $1.4 billion, of which $333.9 million has been invested through December 31, 2018. When completed, it is expected to produce 120,000 tons of copper cathodes per year. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and consequently, no emissions are released into the atmosphere. The project will only use seawater, transporting it more than 25 kilometers to 1,000 meters above sea level, and includes a desalinization plant which will be constructed at a cost of $95 million. Consequently, the Tambo river water resources will be used solely for farming and human consumption.

        The Company expects the project to generate 9,000 jobs (3,600 direct and 5,400 indirect) during the construction phase. When in operation, Tia Maria will directly employ 600 workers and indirectly provide jobs to another 4,200. Through its expected twenty-year life, the project related services will create significant business opportunities in the Arequipa region.

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

        The Company paid $12.5 million at the signing of the contract. An additional $12.5 million has been accrued by the Company as it evaluates the project for development, over a three to five year period. This amount is classified in other non-current liabilities in the Company's consolidated financial statements. The balance of $375 million will be paid if the Company decides to develop the project.

Toquepala Concentrator Expansion:

        In April 2015, the construction permit for the Toquepala expansion project was approved by the MINEM. The project budget is $1.3 billion, of which $1,227 million has been invested through December 31, 2018. When completed, this project is expected to increase annual production capacity by 100,000 tons of copper and 3,100 tons of molybdenum. The construction of the project was completed and the project began production in the fourth quarter of 2018. Full production is expected to be reached by the second quarter of 2019.

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

        Tacna Region:    In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala's neighboring communities. The total amount committed for these purposes is S/ 445.0 million (approximately $131.7 million).

        Moquegua Region:    In the Moquegua region, the Company is part of a "development roundtable" in which the local municipal authorities, the community representatives and the Company discuss the social needs and the way the Company could contribute to sustainable development in the region. As part of this, the roundtable is discussing the creation of a Moquegua Region Development Fund for which the Company has offered a contribution of S/ 700 million (approximately $207.2 million). While final funding is not yet settled, the Company has committed to contribute S/ 108.5 million (approximately $32.1 million) in advance, which is being utilized in an educational project and S/ 48.4 million (approximately $14.3 million) for a residual water treatment plant in Ilo, a sea-wall embankment and a fresh water facility at El Algarrobal.

        In addition, the Company has committed S/ 202.0 million (approximately $59.8 million) for the construction of six infrastructure projects in the Moquegua region under the "social investment for taxes" (obras por impuestos) program which allows the Company to use these amounts as an advance payment of taxes.

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

  •
  Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company's Mexican operations. For further information, please see Note 16 "Related party transactions".

        For an estimate of the Company's contractual obligations for power purchases, please see, "Contractual Obligations" under Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations."

Corporate operations

Commitment for Capital projects:

        As of December 31, 2018, the Company has committed approximately $343.1 million for the development of its capital investment projects.

Tax contingency matters:

        Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 7 "Income taxes").

NOTE 13—STOCKHOLDERS' EQUITY

Treasury Stock:

        Activity in treasury stock in the years 2018 and 2017 was as follows (in millions):

	2018	2017
Southern Copper common shares
Balance as of January 1,	$2,768.7	$2,769.0
Purchase of shares	—	—
Used for corporate purposes	(0.4)	(0.3)

Balance as of December 31,	2,768.3	2,768.7

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	232.4	218.6
Other activity, including dividend, interest and foreign currency transaction effect	18.9	13.8

Balance as of December 31,	251.3	232.4

Treasury stock balance as of December 31,	$3,019.6	$3,001.1

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCKHOLDERS' EQUITY (Continued)

SCC shares of common stock in treasury:

        At December 31, 2018 and 2017, treasury stock holds 111,551,617 shares and 111,567,617 shares of SCC's common stock with a cost of $2,768.7 million and $2,769.0 million, respectively. The shares of SCC's common stock held in treasury are used for Director's stock award plans and available for general corporate purposes.

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

        There has not been activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price of SCC common shares at December 31, 2018 was $30.77 and the maximum number of shares that the Company could purchase at that price is 2.7 million shares.

        Grupo Mexico's direct and indirect ownership remains at 88.9% as of December 31, 2018.

Directors' Stock Award Plan:

        The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company. Under this plan, participants received 1,200 shares of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper common stock have been reserved for this plan. On April 26, 2018, the Company's stockholders approved a five-year extension of the Plan until January 28, 2023 and an increase of the shares award from 1,200 to 1,600. The fair value of the award is measured each year at the date of the grant. In 2018 and 2017 the stock based compensation expense under this plan equaled $0.4 million for each of these years.

        The activity of this plan for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
Total SCC shares reserved for the plan	600,000	600,000

Total shares granted at January 1,	(346,800)	(334,800)
Granted in the period	(16,000)	(12,000)

Total shares granted at December 31,	(362,800)	(346,800)

Remaining shares reserved	237.200	253,200

Parent Company common shares:

        At December 31, 2018 and 2017, there were in treasury 100,188,809 and 108,450,672 of Grupo Mexico's common shares, respectively.

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

        The stock based compensation expense for the years ended December 31, 2018, 2017 and 2016 and the remaining balance of the unrecognized compensation expense under this plan were as follows (in millions):

	2018	2017	2016
Stock based compensation expense	$0.2	$0.6	$0.6
Unrecognized compensation expense	$—	$0.2	$0.8

        The plan ended in January 29, 2018.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCKHOLDERS' EQUITY (Continued)

        The following table presents the stock award activity of the 2010 Employee Stock Purchase Plan for the years ended December 31, 2017 and 2016:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2018	1,393,663	$2.05
Granted	—	—
Exercised	(1,275,729)	2.05
Forfeited	—	—

Outstanding shares at December 31, 2018	117,934	$2.05

Outstanding shares at January 1, 2017	1,401,096	$2.05
Granted	—	—
Exercised	(7,433)	2.05
Forfeited	—	—

Outstanding shares at December 31, 2017	1,393,663	$2.05

        2015 Plan:    In January 2015, the Company offered to eligible employees a new stock purchase plan through a trust that acquires series B shares of Grupo Mexico stock for sale to its employees, and employees of subsidiaries, and certain affiliated companies. The purchase price was established at 38.44 Mexican pesos (approximately $1.86) for the initial subscription, which expires in January 2023. Every two years employees will be able to acquire title to 50% of the shares paid in the previous two years. The employees will pay for shares purchased through monthly payroll deductions over the eight year period of the plan. At the end of the eight year period, the Company will grant the participant a bonus of 1 share for every 10 shares purchased by the employee. Any future subscription will be at the average market price at the date of acquisition or the grant date.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCKHOLDERS' EQUITY (Continued)

        The stock based compensation expense for the years ended December 31, 2018, 2017 and 2016 and the unrecognized compensation expense under this plan were as follows (in millions):

	2018	2017	2016
Stock based compensation expense	$0.6	$0.6	$0.6
Unrecognized compensation expense	$2.6	$3.2	$3.8

        The following table presents the stock award activity of this plan for the years ended December 31, 2017 and 2016:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2018	2,293,120	$2.63
Granted	—
Exercised	(452,784)	$2.63
Forfeited	—

Outstanding shares at December 31, 2018	1,840,336	$2.63

Outstanding shares at January 1, 2017	2,540,223	$2.63
Granted	—	—
Exercised	(247,103)	$2.63
Forfeited	—	—

Outstanding shares at December 31, 2018	2,293,120	$2.63

        2018 Plan:    In November 2018, the Company offered to eligible employees a new stock purchase plan (the "New Employee Stock Purchase Plan") through a trust that acquires series B shares of Grupo Mexico stock for sale to its employees, and employees of subsidiaries, and certain affiliated companies .

        The purchase price was established at 37.89 Mexican pesos (approximately $1.86) for the initial subscription, which expires in October 2026. Every two years employees will be able to acquire title to 50% of the shares paid in the previous two years. The employees will pay for shares purchased through monthly payroll deductions over the eight year period of the plan. At the end of the eight year period, the Company will grant the participant a bonus of 1 share for every 10 shares purchased by the employee. Any future subscription will be at the average market price at the date of acquisition or the grant date.

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

        The stock based compensation expense for the year ended December 31, 2018 and the unrecognized compensation expense under this plan were as follows (in millions):

2018
Stock based compensation expense	$—
Unrecognized compensation expense	$3.6

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCKHOLDERS' EQUITY (Continued)

        The following table presents the stock award activity of this plan for the year ended December 31, 2018:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2018	—	—
Granted	2,782,424	1.86
Exercised	—	—
Forfeited	—	—

Outstanding shares at December 31, 2018	2,782,424	1.86

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

        The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheet as of December 31, 2018 and December 31, 2017 (in millions):

	At December 31, 2018		At December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	5,210.7	5,540.0	5,208.4	6,488.9
Long-term debt level 2	749.4	761.7	748.7	806.1

Total long-term debt	$5,960.1	$6,301.7	$5,957.1	$7,295.0

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—FAIR VALUE MEASUREMENT: (Continued)

        Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as of December 31, 2018 and 2017, as follows (in millions):

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
—Trading securities	$213.1	$213.1	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.4	—	0.4	—
Mortgage backed securities	0.3	—	0.3	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	274.3	274.3	—	—
Molybdenum	107.4	107.4	—	—

Total	$595.5	$594.8	$0.7	$—

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
—Trading securities	$49.5	$49.5	$—	$—
—Available-for-sale debt securities:
Corporate bonds	0.1	—	0.1	—
Asset backed securities	0.5	—	0.5	—
Mortgage backed securities	0.4	—	0.4	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	184.6	184.6	—	—
Molybdenum	102.8	102.8	—	—

Total	$337.9	$336.9	$1.0	$—

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

NOTE 15—CONCENTRATION OF RISK:

        The Company operates four open-pit copper mines, five underground poly-metallic mines, two smelters and ten refineries in Peru and Mexico and substantially all of its assets are located in these countries. There can be no assurances that the Company's operations and assets that are subject to the jurisdiction of the governments of Peru and Mexico will not be adversely affected by future actions of such governments. Much of the Company's products are exported from Peru and Mexico to customers principally in the United States, Europe, Asia and South America.

        Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable.The Company invests or maintains available cash with various banks, principally in the United States, Mexico, Europe and Peru, or in commercial papers of highly-rated companies. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions. At December 31, 2018, SCC had invested its cash and cash equivalents and short-term investments as follows:

			% in one institution
		% of total cash(1)
Country	$ in million		of country	of total cash
United States	$697.1	65.9%	27.7%	18.3%
Switzerland	315.7	29.8%	61.2%	18.3%
Peru	7.6	0.7%	75.6%	0.5%
Mexico	38.0	3.6%	89.3%	3.2%

Total cash and short-term investment	$1,058.4	100.0%

(1)
95.8% of the Company's cash is in U.S. dollars.

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

        The Company's largest customers as percentage of accounts receivable and total sales were as follows:

	2018	2017	2016
Accounts receivable trade as of December 31,
Five largest customers	34.2%	28.4%	31.1%
Largest customer	10.9%	8.2%	11.9%
Total sales in year
Five largest customers	28.4%	25.1%	30.4%
Largest customer	9.3%	8.8%	8.4%

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—RELATED PARTY TRANSACTIONS: (Continued)

        Receivable and payable balances with related parties are shown below (in millions):

	At December 31,
	2018	2017
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$74.4	4.1
Americas Mining Corporation ("AMC")	11.0	—
AMMINCO Apoyo Administrativo, S.A. de C.V. ("AMMINCO")	0.2	—
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	1.4	1.4
Ferrocarril Mexicano, S.A. de C.V.	0.1	—
Grupo Mexico	2.7	2.8
Mexico Generadora de Energia S. de R.L. ("MGE")	10.3	$16.2
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.6	1.1
Related to the controlling group:
Boutique Bowling de Mexico S.A. de C.V.	0.3	0.2
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.1	—
Operadora de Cinemas S.A. de C.V.	0.4	0.3

	$101.5	$26.1

Related parties payable:
Grupo Mexico and affiliates:
Asarco LLC	$4.1	$24.2
AMMINCO	8.0	—
Eolica El Retiro, S.A.P.I. de C.V.	1.0	0.8
Ferrocarril Mexicano S.A. de C.V.	6.4	2.6
Grupo Mexico	0.6	0.7
MGE	40.6	38.5
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	14.4	21.7
Related to the controlling group:
Boutique Bowling de Mexico S.A. de C.V.	0.1	0.6
Mexico Transportes Aereos S.A. de C.V. ("Mextransport")	—	0.3
Operadora de Cinemas S.A. de C.V.	0.1	0.7

	$75.3	$90.1

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—RELATED PARTY TRANSACTIONS: (Continued)

Purchase and sale activity:

Grupo Mexico and affiliates:

        The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Purchase activity
Asarco LLC	$37.2	$37.2	$30.3
AMMINCO	8.0	—	—
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	—	—	0.3
Eolica El Retiro, S.A.P.I. de C.V.	3.6	3.3	2.0
Ferrocarril Mexicano, S.A. de C.V.	41.7	43.5	42.7
Grupo Mexico	10.1	14.0	13.8
MGE	200.1	223.7	233.8
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	79.8	152.9	76.0

Total purchases	$380.5	$474.6	$398.9

Sales activity
Asarco LLC	$81.8	$96.2	$37.1
AMMINCO	0.3	—	—
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	—	0.2	0.6
Grupo Mexico	—	0.2	0.6
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	—	—	0.4
Operadora de Generadoras de Energia Mexico S.A. de C.V	—	—	0.1
MGE	68.2	101.0	95.9

Total sales	$150.3	$197.6	$134.7

        Grupo Mexico, the parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company. These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services. In 2018, AMMINCO, a subsidiary of Grupo Mexico, began providing these services for the Company's Peruvian operations. The Company pays Grupo Mexico and AMMINCO for these services and expects to continue these services in the future. The Company sold vehicles to AMMINCO.

        In 2018, the Company donated $6.2 million to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company's Mexican operations.

        In addition, in December 2018, the Company´s Peruvian operations advanced $11 million to AMC for the payment of the Company's GILTI tax which later was determined not to be due.

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

        In 2005, the Company organized MGE, as a subsidiary of Minera Mexico, for the construction of two power plants to supply power to the Company's Mexican operations. In May 2010, the Company's Mexican operations granted a $350 million line of credit to MGE for the construction of the power plants. That line of credit was due on December 31, 2012 and carried an interest rate of 4.4%. In the first quarter of 2012, an indirect subsidiary of Grupo Mexico, acquired 99.999% of MGE through a capital subscription of 1,928.6 million of Mexican pesos (approximately $150 million), reducing Minera Mexico's participation to less than 0.001%. As consequence of this change in control, MGE became an indirect subsidiary of Grupo Mexico. Additionally, at the same time, MGE paid $150 million to the Company's Mexican operations, partially reducing the total debt. The remaining balance was repaid in the third quarter of 2016. Related to this loan, the Company recorded interest income of $4.2 million in 2016.

        In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company's Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying 17.1% of its power output to third-party energy users; compared to 14% at December 31, 2017.

        In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro, a windfarm with 37 wind turbines. This company started operations in January 2014 and started to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro is supplying approximately 18% of its power output to IMMSA; compared to 27% at December 31, 2017.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—RELATED PARTY TRANSACTIONS: (Continued)

Companies with relationships with the controlling group:

        The following table summarizes the purchase and sales activities with other Larrea family companies in 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.3	$0.3	$0.4
Mextransport	12.4	1.3	2.0
Operadora de Cinemas S.A. de C.V.	0.2	0.1	0.5

Total purchases	$12.9	$1.7	$2.9

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.2	$0.2	$0.2
Mextransport	1.2	0.3	0.2
Operadora de Cinemas S.A. de C.V.	0.1	0.2	0.1

Total sales	$1.5	$0.7	$0.5

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

        In addition, the Company received fees for building rental and maintenance services provided to Boutique Bowling de Mexico S.A de C.V. and Operadora de Cinemas S.A. de C.V.

        Equity Investment in Affiliate:    The Company has a 44.2% participation in Compañia Minera Coimolache S.A. ("Coimolache"), which it accounts for on the equity method. Coimolache owns Tantahuatay, a gold mine located in northern Peru. It is anticipated that in the future the Company will enter into similar transactions with these same parties.

Companies with relationships with SCC executive officers:

        In 2018, the Company did not have purchase activities with companies having relationships with SCC executive officers. In 2017 and 2016, the Company purchased industrial material from these companies amounting to $0.2 million and $2.0 million, respectively. It is anticipated that in the future the Company will not enter into similar transactions with these same parties.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—RELATED PARTY TRANSACTIONS: (Continued)

        Tax Agreement:    On February 28, 2017, AMC and the Company entered into a tax agreement, effective as of February 20, 2017, pursuant to which AMC, as the parent of the consolidated group of which the Company is a member and joins in the filing of a U.S. federal income tax return, (a) will be responsible for and discharge, any and all liabilities and payments due to the IRS on account of any incremental tax liabilities of the Company in connection with the potential adjustments being considered by the IRS in connection with the interest of the 2012 Judgment, (b) will not seek reimbursement, contribution or collection of any amounts of money or any other asset in connection therewith from the Company, and (c) will indemnify, defend and hold harmless the Company from any such liability, including the cost of such defense.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT AND RELATED INFORMATION: (Continued)

        Financial information relating to Company's segments is as follows:

	Year Ended December 31, 2018
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$4,075.9	$448.6	$2,572.2	$—	$7,096.7
Intersegment sales	—	79.3	—	(79.3)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,611.0	377.2	1,509.4	(88.6)	3,409.0
Selling, general and administrative	55.3	8.5	36.7	2.1	102.6
Depreciation, amortization and depletion	360.4	47.6	237.4	28.9	674.3
Exploration	2.0	5.3	18.5	3.8	29.6

Operating income	$2,047.2	$89.3	$770.2	$(25.5)	2,881.2
Less:
Interest, net					(261.1)
Other income (expense)					(30.7)
Income taxes					(1,053.5)
Equity earnings of affiliate					12.3
Non-controlling interest					(5.2)

Net income attributable to SCC					$1,543.0

Capital investment	$266.8	$60.0	$774.0	$20.6	$1,121.4
Property and mine development, net	$4,783.8	$448.3	$3,797.2	$374.5	$9,403.8
Total assets	$8,165.2	$930.2	$4,813.1	$576.3	$14,484.8

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT AND RELATED INFORMATION: (Continued)

	Year Ended December 31, 2016
	(in millions)
	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated
Net sales outside of segments	$3,234.3	$351.1	$1,794.4	$—	$5,379.8
Intersegment sales	—	72.0	—	(72.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,523.2	304.1	1,280.2	(73.4)	3,034.1
Selling, general and administrative	47.1	7.4	37.5	2.3	94.3
Depreciation, amortization and depletion	364.7	49.8	217.1	15.5	647.1
Exploration	5.2	5.0	13.0	16.9	40.1

Operating income	$1,294.1	$56.8	$246.6	$(33.3)	1,564.2

Less:
Interest, net					(283.6)
Other income (expense)					(24.6)
Income taxes					(501.1)
Equity earnings of affiliate					23.9
Non-controlling interest					(2.3)

Net income attributable to SCC					$776.5

Capital investment	$537.0	$35.8	$541.0	$4.7	$1,118.5
Property and mine development, net	$5,136.8	$448.7	$2,949.3	$231.7	$8,766.5
Total assets	$8,174.4	$825.0	$4,225.3	$9.6	$13,234.3

        The following table presents information regarding the opening and closing balances of receivables by reporting segment of the Company for the three years ended December 31, 2018 (in millions):

	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
As of December 31, 2018:
Trade receivables	$505.9	$50.5	$266.0	$—	$822.4
Related parties	81.6	—	—	19.9	101.5
As of December 31, 2017:
Trade receivables	$556.2	$79.7	$254.7	$—	$890.6
Related parties	18.0	—	—	8.1	26.1
As of December 31, 2016:
Trade receivables	$365.2	$47.1	$179.6	$—	$591.9
Related parties	12.9	—	—	10.5	23.4

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT AND RELATED INFORMATION: (Continued)

SALES VALUE PER SEGMENT:

        The following table presents information regarding the sales value by reporting segment of the Company's significant products for the three years ended December 31, 2018 (in millions):

	Year Ended December 31, 2018
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated
Copper	$3,459.1	$45.6	$2,251.2	$(48.1)	$5,707.8
Molybdenum	342.5	—	167.4	—	509.9
Silver	175.3	83.5	69.5	(28.1)	300.2
Zinc	—	328.7	—	(0.1)	328.6
Other	99.0	70.1	84.1	(3.0)	250.2

Total	$4,075.9	$527.9	$2,572.2	$(79.3)	$7,096.7

	Year Ended December 31, 2017
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated
Copper	$3,480.2	$37.2	$1,996.4	$(37.3)	$5,476.5
Molybdenum	224.0	—	129.4	—	353.4
Silver	170.7	71.9	70.6	(26.9)	286.3
Zinc	—	327.2	—	(0.6)	326.6
Other	97.8	73.2	47.7	(7.0)	211.7

Total	$3,972.7	$509.5	$2,244.1	$(71.8)	$6,654.5

	Year Ended December 31, 2016
(in millions)	Mexican Open-pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, Other & Eliminations	Total Consolidated
Copper	$2,663.1	$32.0	$1,557.7	$(32.0)	$4,220.8
Molybdenum	144.0	—	124.0	—	268.0
Silver	182.3	82.1	61.5	(31.6)	294.3
Zinc	—	234.4	—	—	234.4
Other	244.9	74.6	51.2	(8.4)	362.3

Total	$3,234.3	$423.1	$1,794.4	$(72.0)	$5,379.8

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT AND RELATED INFORMATION: (Continued)

NET SALES AND GEOGRAPHICAL INFORMATION:

        The geographic breakdown of the Company's sales for the three years ended December 31, 2018 was as follows (in millions):

	Year Ended December 31, 2018
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
The Americas:
Mexico	$1,343.0	$385.6	$—	$(79.3)	$1,649.3
United States	1,008.0	6.6	244.0	—	1,258.6
Peru	—	—	390.4	—	390.4
Brazil	—	43.8	228.1	—	271.9
Chile	—	—	136.3	—	136.3
Other American countries	60.6	3.8	1.4	—	65.8
Europe:
Switzerland	453.3	43.4	156.7	—	653.4
Italy	20.6	21.7	305.0	—	347.3
Spain	169.4	—	—	—	169.4
Other European countries	234.8	19.9	124.9	—	379.6
Asia:
Singapore	528.8	2.2	538.2	—	1,069.2
Japan	71.8	—	411.6	—	483.4
Other Asian countries	185.6	0.9	35.6	—	222.1

Total	$4,075.9	$527.9	$2,572.2	$(79.3)	$7,096.7

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT AND RELATED INFORMATION: (Continued)

	Year Ended December 31, 2017
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
The Americas:
Mexico	$1,240.0	$349.1	$6.6	$(71.8)	$1,523.9
United States	1,001.2	41.7	147.4	—	1,190.3
Peru	—	0.8	373.4	—	374.2
Brazil	—	48.7	191.4	—	240.1
Chile	—	—	103.4	—	103.4
Other American countries	68.1	4.1	19.3	—	91.5
Europe:
Switzerland	473.1	14.3	114.9	—	602.3
Italy	27.7	18.6	286.1	—	332.4
Spain	142.8	—	—	—	142.8
Other European countries	230.3	30.3	76.6	—	337.2
Asia:
Singapore	547.9	1.4	502.0	—	1,051.3
Japan	93.0	—	386.6	—	479.6
Other Asian countries	148.6	0.5	36.4	—	185.5

Total	$3,972.7	$509.5	$2,244.1	$(71.8)	$6,654.5

	Year Ended December 31, 2016
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
The Americas:
Mexico	$1,184.8	$296.9	$—	$(72.0)	$1,409.7
United States	933.6	49.5	66.9	—	1,050.0
Peru	—	—	294.4	—	294.4
Brazil	—	26.1	170.0	—	196.1
Chile	—	—	92.4	—	92.4
Other American countries	52.9	2.6	18.8	—	74.3
Europe:
Switzerland	245.9	9.4	182.0	—	437.3
Italy	20.9	17.2	266.4	—	304.5
Spain	71.2	—	—	—	71.2
Other European countries	127.0	20.8	54.0	—	201.8
Asia:
Singapore	471.9	—	180.9	—	652.8
Japan	49.2	—	360.6	—	409.8
Other Asian countries	76.9	0.6	108.0	—	185.5

Total	$3,234.3	$423.1	$1,794.4	$(72.0)	$5,379.8

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT AND RELATED INFORMATION: (Continued)

PROVISIONAL SALES PRICE:

        At December 31, 2018, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the year-end market price per pound. These sales are subject to final pricing based on the average monthly copper prices on the London Metal Exchange ("LME") or New York Commodities Exchange ("COMEX") and Dealer Oxide molybdenum prices in the future month of settlement.

        Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2017:

	Sales volume (million lbs.)	Priced at (per pound)	Month of settlement
Copper	102.4	2.68	January through March 2019
Molybdenum	9.0	11.88	January through March 2019

        Provisional sales price adjustments included in accounts receivable and net sales were as follows at December, 31 (in millions):

	At December 31,
	2018	2017
Copper	$(7.6)	$8.3
Molybdenum	(2.4)	14.6

Total	$(10.0)	$22.9

        Management believes that the final pricing of these sales will not have a material effect on the Company's financial position or results of operations.

LONG-TERM SALES CONTRACTS:

        The following are the significant outstanding long-term contracts:

        In 2013, a five year copper cathodes sales agreement was signed with Mitsui, with shipments beginning in 2015. Mitsui and the Company will negotiate market terms and conditions for annual contracts no later than November 30 of the year prior to shipment. The contract considers the following annual volumes of copper cathodes; 6,000 tons for 2015 and 48,000 tons for each of the years from 2016 through 2019. The contract volume would increase by 24,000 tons the year after Tia Maria reaches full production capacity. Failure to reach an agreement on market terms would cancel the annual contract but not the long-term agreement. Under the terms of the agreement all shipments would be to Asia and there are no exclusivity rights for Mitsui or commissions included. This contract may be renewed for additional years, upon the agreement of both parties.

        Under the terms of a sales contract with Molymet Group (Molibdenos y Metales, S.A. and Sadaci N.V.), SPCC Peru Branch is required to supply approximately 70% of the molybdenum concentrates production from 2019 through 2022. The roasting charge deduction is agreed based on international market terms.

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

NOTE 18—QUARTERLY DATA (unaudited)

	2018
(in millions, except per share data)	1st	2nd	3rd	4th	Year
Net sales	$1,841.1	$1,837.2	$1,723.7	$1,694.7	$7,096.7
Gross profit(1)	$802.6	$822.9	$729.1	$658.8	$3,013.4
Operating income	$773.3	$787.6	$696.7	$623.6	$2,881.2
Net income	$471.9	$411.1	$370.7	$294.5	$1,548.2
Net income attributable to SCC	$470.7	$409.6	$369.4	$293.3	$1,543.0
Per share amounts attributable to SCC:
Net earnings basic and diluted	$0.61	$0.53	$0.48	$0.38	$2.00
Dividend per share	$0.30	$0.30	$0.40	$0.40	$1.40

	2017
	1st	2nd	3rd	4th	Year
Net sales	$1,583.9	$1,529.8	$1,676.5	$1,864.3	$6,654.5
Gross profit (1)	$586.7	$553.8	$725.7	$864.4	$2,730.6
Operating income	$570.4	$525.9	$692.6	$830.0	$2,618.9
Net income (loss)	$315.3	$300.5	$402.8	$(286.2)	$732.4
Net income (loss) attributable to SCC	$314.4	$299.7	$401.8	$(287.4)	$728.5
Per share amounts attributable to SCC:
Net earnings basic and diluted	$0.41	$0.39	$0.52	$(0.38)	$0.94
Dividend per share	$0.08	$0.12	$0.14	$0.25	$0.59

(1)
Gross profit is the result of net sales less cost of sales (excluding depreciation, amortization and depletion) and less depreciation, amortization and depletion.

NOTE 19—SUBSEQUENT EVENTS:

DIVIDENDS:

        On January 24, 2019, the Board of Directors authorized a dividend of $0.40 per share paid on February 26, 2019, to shareholders of record at the close of business on February 12, 2019.

        In addition, as part of the settlement of claims brought on behalf of the Company and its shareholders against Grupo Mexico, AMC and certain current and former directors (together with Grupo Mexico and AMC, the "Defendants") a dividend of $0.44428 per share was paid on February 21, 2019 to shareholders of record at the close of business on February 11, 2019, other than the Defendants. The settlement dividend, totaling $36.5 million is an obligation of Grupo Mexico and AMC and therefore, have been funded by them. In addition Grupo Mexico and AMC paid $13.5 million of legal fees. For more information, please see "Litigation matters—Corporate operations" in Note 12 "Commitments and Contingencies" of this Item.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SUBSEQUENT EVENTS: (Continued)

NEW MEXICAN ENVIRONMENTAL TAX:

        On February 2019, the Mexican Supreme Court confirmed the constitutionality of an ecological tax to extractive activities developed in the state of Zacatecas, which taxes the environmental remediation actions, emissions of certain gases to the atmosphere, emissions of pollutant substances to the soil or water, and waste storage within the state territory. The Company is evaluating the potential impact of this new environmental regulation in its financial position.

OTHER COMPANY INFORMATION:

ANNUAL MEETING

        The annual stockholders meeting of Southern Copper Corporation will be held on Thursday, April 25, 2019, at 9:00 am, Mexico City time, at Edificio Parque Reforma, Campos Eliseos 400, 9th Floor, Colonia Lomas de Chapultepec, Delegacion Miguel Hidalgo, C.P. 11000, Mexico City, Mexico.

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

  1440 East Missouri Avenue, Suite 160 Phoenix, AZ 85014, USA
  Telephone: (602) 264-1375

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNT ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        As of December 31, 2018, the Company conducted an evaluation under the supervision and with the participation of the Company's disclosure committee and the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2018, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

  1.
  Recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and

  2.
  Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting,

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

        Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on the evaluation made under this framework, management concluded that as of December 31, 2018 such internal control over financial reporting is effective.

        Our internal control over financial reporting as of December 31, 2018 has been audited by Galaz, Yamazaki, Ruiz Urquiza, S.C. member of Deloitte Touche Tohmatsu Limited, an independent registered public accounting firm, as stated in their report which is provided below.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation

Opinion on Internal Control over Financial Reporting

        We have audited the internal control over financial reporting of Southern Copper Corporation and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018 of the Company and our report dated March 1, 2019, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

Galaz, Yamazaki, Ruiz Urquiza, S.C.
Member of Deloitte Touche Tohmatsu Limited

/s/ DANIEL TOLEDO ANTONIO C.P.C. Daniel Toledo Antonio Mexico City, Mexico March 1, 2019

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10, 11, 12, 13 AND 14

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below are the executive officers of the Company, their ages as of January 31, 2019 and their positions.

Name	Age	Position
German Larrea Mota-Velasco	65	Chairman of the Board and Director
Oscar Gonzalez Rocha	80	President, Chief Executive Officer and Director
Raul Jacob Ruisanchez	60	Vice President, Finance, Treasurer and Chief Financial Officer
Julian Jorge Lazalde Psihas	50	Secretary
Andres Carlos Ferrero Ghislieri	50	General Counsel
Lina Vingerhoets Vilca	57	Comptroller
Edgard Corrales Aguilar	63	Vice President, Exploration
Rafael Lopez Abad	55	General Auditor

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

        Oscar Gonzalez Rocha has served as our President since December 1999 and our President and Chief Executive Officer since October 21, 2004. He has been our Director since November 1999. Mr. Gonzalez Rocha has been the President and Chief Executive Officer of Americas Mining Corporation since November 1, 2014 and the Chief Executive Officer and a director of Asarco LLC (integrated U.S. copper producer), an affiliate of the Company, since August 2010. Previously, he was our President and General Director and Chief Operating Officer from December 1999 to October 20, 2004. He has been a director of Grupo Mexico since 2002. He was General Director of Mexicana de Cobre, S.A. de C.V. from 1986 to 1999 and of Buenavista del Cobre S.A. de C.V. (formerly Mexicana de Cananea, S.A. de C.V.) from 1990 to 1999. He was an alternate director of Grupo Mexico from 1988 to April 2002. Mr. Gonzalez Rocha is a civil engineer with a degree from the Autonomous National University of Mexico ("UNAM") in Mexico City, Mexico. Mr. Gonzalez Rocha has been recognized as Copper man of the year 2015 and was inducted into the American Mining Hall of Fame in December 2016 in Tucson, Arizona and into the Mexican Mining Hall of Fame in October 2017 in Guadalajara, Mexico.

        Raul Jacob Ruisanchez has served as our Vice President, Finance and Chief Financial Officer since April 18, 2013. He was appointed Treasurer of the Company on April 28, 2016. He was our Comptroller from October 27, 2011 until April 18, 2013. He has held various positions focused primarily in financial planning, treasury, corporate finance, investor relations and project evaluation with the Company since 1992. In September 2011, he was appointed Director of Controller and Finance of the Company's Peruvian Branch and Vice President and Chief Financial Officer of Southern Peru Limited, one of our subsidiaries. In 2018, 2017, 2016 and 2014, Mr. Jacob was considered by Institutional Investor among the top three Chief Financial Officers of the mining industry of Latin America. In 2010, he was ranked among the top three Investor Relations executives of the mining industry of Latin America by the same publication. From 2015 to through January 2017, he was Vice President of the Peruvian National Mining, Oil and Energy Association and President of its mining chapter. He is currently a member of its Executive Committee and Board. Mr. Jacob is currently a member of the consulting board of the MBA program (Finance) of the Universidad del Pacifico in Lima, Peru. Until March of 2010, he was President of the Strategic Studies Center of IPAE, an entrepreneurial association. Between 2004 and 2006, he was the President of the Finance Affairs Committee of the American Chamber of Commerce of Peru. Mr. Jacob holds an economics degree from Universidad del Pacifico, a Master's Degree from the University of Texas (Austin) and a Degree in International Business Management from the Stockholm School of Economics.

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

        Rafael Lopez Abad, our General Auditor, with 30 years of auditing experience, has been the Manager of Internal Audit of the Peruvian Branch of the Company since September 1994. Previously he was an auditor for PricewaterhouseCoopers and Ernst &Young. He is currently the President of the Institute of Internal Auditors of Peru. Mr. López Abad is a Peruvian certified public accountant with a degree from the University of Saint Martin of Porres, in Lima, Peru. He holds a Master of Science degree or MSC in Communication Science, from the Peruvian National Engineering University (UNI), School of Mining Engineering and a post-graduate degree from the Superior School for Business Management, known as "Universidad ESAN". He has received a certification in "COSO Internal Controls", which is granted by the Committee in Sponsoring Organizations of the Treadway Commission and has completed post-graduate studies of fraud and corruption at the Wharton School of the University of Pennsylvania. He teaches internal auditing post-graduate courses in various prestigious universities in Lima, Peru.

        Information in response to the additional disclosure requirements specified by Part III, Items 10, 11, 12, 13 and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 30, 2019, or will be provided by amendment to this Form 10-K, also to be filed no later than April 30, 2019.

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

        Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2018, 2017 and 2016; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Balance Sheets at December 31, 2018 and 2017; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2018, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

3.
Schedule II

        Valuation and Qualifying Accounts and Reserves (in millions):

	Additions
	Balance at beginning of period	Charged to costs and expenses	Additions	Deduction/ Application	Balance at end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
2018	$1.1	—	—	(0.6)	$0.5
2017	$0.7	0.6	—	0.2	$1.1
2016	$0.9	—	—	0.2	$0.7
Notes issued under par:
2018	$60.5	1.7	—	—	$58.8
2017	$62.2	1.7	—	—	$60.5
2016	$63.8	1.6	—	—	$62.2
Valuation allowance:
2018	$619.6	199.5	—	—	$819.1
2017	$—	619.6	—	—	$619.6
2016	$—	—	—	—	$—

Supplemental information
Southern Copper Corporation
Exhibit Index

Sequential Exhibit Number	Document Description	Page Number
3.1	(a) Amended and Restated Certificate of Incorporation, filed on October 11, 2005. (Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the third quarter of 2005 and incorporated herein by reference).

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

Sequential Exhibit Number	Document Description	Page Number
4.2	(a) Indenture governing $600 million 7.500% Notes due 2035, by and among Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A. (Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 1, 2005 and incorporated herein by reference).

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

Sequential Exhibit Number	Document Description	Page Number
4.13	Form of 3.500% Notes due 2022. (Filed as an Exhibit to the Company's Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).
4.14	Form of 5.250% Notes due 2042. (Filed as an Exhibit to the Company's Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).
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
12.1	Computation of financial ratios (filed herewith).

Sequential Exhibit Number	Document Description	Page Number
14.0	Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on April 23, 2015. (Filed as Exhibit 14 to the Company's Current Report on Form 8-K filed April 29, 2015 and incorporated herein by reference).
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C.—Member of Deloitte Touche Tohmatsu, Limited) (filed herewith).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.
101.INS	XBRL Instance Document (submitted electronically with this report).
101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).
101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this report).
101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).
101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).

        The exhibit listed as 10.1 is the management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

        Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2018, 2017 and 2016; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Balance Sheets at December 31, 2018 and 2017; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2018, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION (Registrant)
By:	/s/ OSCAR GONZALEZ ROCHA Oscar Gonzalez Rocha President and Chief Executive Officer

Date: March 1, 2019

        Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GERMAN LARREA MOTA-VELASCO German Larrea Mota-Velasco	Chairman of the Board, and Director
/s/ OSCAR GONZALEZ ROCHA Oscar Gonzalez Rocha	President, Chief Executive Officer and Director
/s/ RAUL JACOB RUISANCHEZ Raul Jacob Ruisanchez	Vice President, Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)
/s/ LINA A. VINGERHOETS VILCA Lina A. Vingerhoets Vilca	Comptroller (Principal Accounting Officer)
DIRECTORS
s/ GERMAN LARREA MOTA-VELASCO German Larrea Mota-Velasco	/s/ OSCAR GONZALEZ ROCHA Oscar Gonzalez Rocha
/s/ RAFAEL MAC GREGOR ANCIOLA Rafael Mac Gregor Anciola	/s/ VICENTE ARIZTEGUI ANDREVE Vicente Ariztegui Andreve

/s/ ALFREDO CASAR PEREZ Alfredo Casar Perez	/s/ L. MIGUEL PALOMINO BONILLA L. Miguel Palomino Bonilla
/s/ GILBERTO PEREZALONSO CIFUENTES Gilberto Perezalonso Cifuentes	/s/ ENRIQUE CASTILLO SANCHEZ MEJORADA Enrique Castillo Sanchez Mejorada
/s/ CARLOS RUIZ SACRISTAN Carlos Ruiz Sacristan	/s/ XAVIER GARCIA DE QUEVEDO Xavier Garcia de Quevedo

Date: March 1, 2019