Form 10-Q
period 2019-03-31
SOUTHERN COPPER CORP/
filed 2019-04-29
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

As of April 26, 2019 there were outstanding 773,044,469 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(in millions, except per share amounts)
Net sales (including sales to related parties, see Note 7)	$1,753.4	$1,841.1

Operating costs and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	844.1	876.5
Selling, general and administrative	28.5	24.1
Depreciation, amortization and depletion	181.6	162.0
Exploration	5.5	5.2
Total operating costs and expenses	1,059.7	1,067.8

Operating income	693.7	773.3

Interest expense	(90.1)	(90.3)
Capitalized interest	12.3	21.1
Other income (expense)	5.4	(2.3)
Interest income	3.7	2.6
Income before income taxes	625.0	704.4

Income taxes (including royalty taxes, see Note 4)	237.9	236.6
Net income before equity earnings of affiliate	387.1	467.8
Equity earnings of affiliate, net of income tax	2.1	4.1

Net income	389.2	471.9

Less: Net income attributable to the non-controlling interest	1.0	1.2

Net income attributable to SCC	$388.2	$470.7

Per common share amounts attributable to SCC:
Net earnings - basic and diluted	$0.50	$0.61
Dividends paid	$0.40	$0.30
Weighted average shares outstanding - basic and diluted	773.0	773.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(in millions)
Net income and comprehensive income	$389.2	$471.9
Comprehensive income attributable to the non-controlling interest	1.0	1.2
Comprehensive income attributable to SCC	$388.2	$470.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$737.0	$844.6
Short-term investments	213.5	213.8
Accounts receivable trade	876.6	822.4
Accounts receivable other (including related parties 2019 - $98.2 and 2018 - $101.5)	158.8	150.2
Inventories	1,035.6	1,032.7
Prepaid taxes	129.6	87.0
Other current assets	31.3	29.3
Total current assets	3,182.4	3,180.0

Property and mine development, net	9,383.6	9,403.8
Ore stockpiles on leach pads	1,182.0	1,177.4
Intangible assets, net	147.3	147.7
Right-of-use assets	1,092.5	—
Deferred income tax	367.5	400.9
Equity method investment	104.7	103.6
Other assets	82.6	71.4
Total assets	$15,542.6	$14,484.8

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2019 - $66.4 and 2018 - $75.3)	$587.3	$673.4
Accrued income taxes	118.0	232.8
Accrued workers’ participation	188.2	206.7
Accrued interest	133.1	83.9
Lease liabilities current	65.8	—
Other accrued liabilities	31.0	19.5
Total current liabilities	1,123.4	1,216.3

Long-term debt	5,960.9	5,960.1
Lease liabilities	1,026.7	—
Deferred income taxes	206.5	202.6
Non-current taxes payable	207.1	207.1
Other liabilities and reserves	76.6	68.2
Asset retirement obligation	248.6	217.7
Total non-current liabilities	7,726.4	6,655.7

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock	8.8	8.8
Additional paid-in capital	3,400.4	3,393.7
Retained earnings	6,265.7	6,186.9
Accumulated other comprehensive income	(2.4)	(2.4)
Treasury stock, at cost, common shares	(3,026.0)	(3,019.6)
Total Southern Copper Corporation stockholders’ equity	6,646.5	6,567.4
Non-controlling interest	46.3	45.4
Total equity	6,692.8	6,612.8

Total liabilities and equity	$15,542.6	$14,484.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	3 Months Ended
	March 31,
	2019	2018
	(in millions)
OPERATING ACTIVITIES

Net income	$389.2	$471.9

Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, amortization and depletion	181.6	162.0
Equity earnings of affiliate, net of dividends received	(1.1)	(0.3)
Loss on foreign currency transaction effect	2.3	26.4
Benefit from deferred income taxes	38.9	(23.9)
Other, net	3.6	(1.2)

Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(54.2)	16.7
(Increase) in inventories	(7.5)	(59.4)
(Decrease) increase in accounts payable and accrued liabilities	(132.9)	83.4
(Decrease) increase in other operating assets and liabilities	(48.6)	(25.8)
Net cash provided by operating activities	371.3	649.8

INVESTING ACTIVITIES
Capital investments	(173.1)	(295.7)
Proceeds from (purchase of) short-term investments, net	0.3	(6.0)
Proceeds from sale of property	—	0.3
Net cash used in investing activities	(172.8)	(301.4)

FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(309.2)	(231.9)
SCC shareholder derivative lawsuit — received from AMC	36.5	—
SCC shareholder derivative lawsuit — dividend paid	(36.5)	—
Other	(0.1)	(0.9)
Net cash used in financing activities	(309.3)	(232.8)

Effect of exchange rate changes on cash and cash equivalents	3.2	(52.2)

Net (decrease) increase in cash and cash equivalents	(107.6)	63.4
Cash and cash equivalents at beginning of period	844.6	1,004.8
Cash and cash equivalents at end of period	$737.0	$1,068.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	3 Months Ended March 31,
	2019	2018
	(in millions)
TOTAL EQUITY, beginning of period	$6,612.8	$6,149.4

STOCKHOLDERS’ EQUITY, beginning of period	6,567.4	6,107.7

CAPITAL STOCK:
Balance at beginning and end of period	8.8	8.8

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	3,393.7	3,373.3
Other activity of the period	6.7	6.8
Balance at end of period	3,400.4	3,380.1

TREASURY STOCK:
Southern Copper common shares
Balance at beginning and end of period	(2,768.3)	(2,768.7)

Parent Company common shares
Balance at beginning of period	(251.3)	(232.4)
Other activity, including dividend, interest and foreign currency transaction effect	(6.4)	(6.5)
Balance at end of period	(257.7)	(238.9)

Treasury stock balance at end of period	(3,026.0)	(3,007.6)

RETAINED EARNINGS:
Balance at beginning of period	6,186.9	5,726.2
Net earnings	388.2	470.7
Dividends declared and paid, common stock, per share, 2019 - $0.40, 2018 — $0.30	(309.2)	(231.9)
SCC shareholder derivative lawsuit — received from AMC	36.5	—
SCC shareholder derivative lawsuit — dividend paid	(36.5)	—
Other activity of the period	(0.2)	—
Balance at end of period	6,265.7	5,965.0

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning and end of period	(2.4)	0.5

STOCKHOLDERS’ EQUITY, end of period	6,646.5	6,346.8

NON-CONTROLLING INTEREST, beginning of period	45.4	41.7
Net earnings	1.0	1.2
Distributions paid	(0.1)	(0.3)
NON-CONTROLLING INTEREST, end of period	46.3	42.6

TOTAL EQUITY, end of period	$6,692.8	$6,389.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At March 31, 2019, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“SCC” or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the “Peruvian Branch” or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company’s Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2019 and the results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. The December 31, 2018 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2018 and notes included in the Company’s 2018 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At March 31,	At December 31,
	2019	2018
Trading securities	$212.7	$213.1
Weighted average interest rate	2.5%	2.2%

Available-for-sale	$0.8	$0.7
Weighted average interest rate	0.7%	0.7%
Total	$213.5	$213.8

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and at March 31, 2019 and December 31, 2018, included corporate bonds and asset and mortgage backed obligations. As of March 31, 2019 and December 31, 2018, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended March 31,
	2019		2018
Trading:
Interest earned	$0.1		$0.1
Unrealized (loss) gain at the end of the period	$(0.1)		$(0.1)

Available-for-sale:
Interest earned	(*	)	(*	)
Investment redeemed	$—		$0.1

(*) Less than $0.1 million.

NOTE 3 - INVENTORIES:

Inventories were as follows:

(in millions)	At March 31, 2019	At December 31, 2018

Inventory, current:
Metals at average cost:
Finished goods	$54.1	$69.6
Work-in-process	250.7	256.8
Ore stockpiles on leach pads	351.7	328.0
Supplies at average cost:	379.1	378.3
Total current inventory	$1,035.6	$1,032.7

Inventory, non-current:
Ore stockpiles on leach pads	$1,182.0	$1,177.4

In the first quarter 2019 and 2018, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $122.3 million and $126.5 million, respectively. Leaching inventories recognized in cost of sales amounted to $94.1 million and $79.5 million for the first quarter 2019 and 2018, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first quarter 2019 and 2018 consisted of ($ in millions):

	2019	2018
Statutory income tax provision	$214.7	$212.3
Peruvian royalty	0.4	1.7
Mexican royalty	16.7	16.1
Peruvian special mining tax	6.1	6.5
Income tax provision	$237.9	$236.6

Effective income tax rate	38.1%	33.6%

These provisions include income taxes for Peru, Mexico and the United States. In addition, the Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The increase in the effective tax rate for the first quarter of 2019 from the same period in the prior year is primarily due to the movement in exchange gain or loss from the appreciation in 2019 of the Mexican peso versus the U.S. dollar measured against the devaluation of the Mexican peso in the same period of 2018, and a SAB 118 adjustment to the valuation allowance in the first quarter of 2018, which is not applicable for the first quarter of 2019.

Peruvian royalty and special mining tax: The mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $6.0 million and $7.1 million of royalty charge in the first quarter 2019 and 2018, respectively, of which $0.4 million and $1.7 million were included in income taxes in 2019 and 2018, respectively.

The special mining tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached. The Company has accrued $6.1 million and $6.5 million of special mining tax as part of the income tax provision for the first quarter 2019 and 2018, respectively.

Mexican mining royalty: Mexico has a mining royalty charge of 7.5% on earnings before taxes as defined by Mexican tax regulations and an additional royalty charge of 0.5% over gross income from sales of gold, silver and platinum. The Company has accrued $16.7 million and $16.1 million of royalty taxes as part of the income tax provision for the first quarter 2019 and 2018, respectively. In the first quarter of 2019, the Company has paid $85.9 million for year 2018 mining royalty.

Accounting for uncertainty in income taxes: In the first quarter of 2019, there were no changes in the Company’s uncertain tax positions.

NOTE 5 — REVENUE:

On January 1, 2018, the Company adopted FASB Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Upon adoption by the Company, no cumulative effect adjustment was required to be recognized, as the adoption of the standard did not result in a change to the way the Company recognizes its revenue.

The Company’s net sales were $1,753.4 million in the three months ended March 31, 2019, compared to $1,841.1 million in the same period of 2018. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended March 31, 2019
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
The Americas:
Mexico	$351.3	$86.8	$—	$(19.9)	$418.2
United States	279.0	1.4	6.7	—	287.1
Peru	1.6	—	85.7	—	87.3
Brazil	—	7.2	48.3	—	55.5
Chile	1.1	—	20.0	—	21.1
Other American countries	12.8	0.5	1.8	—	15.1
Europe:
Switzerland	225.4	12.0	110.4	—	347.8
Italy	29.2	5.5	47.3	—	82.0
Spain	45.5	—	—	—	45.5
Other European countries	22.9	5.8	53.9	—	82.6
Asia:
Singapore	58.5	1.8	52.6	—	112.9
Japan	9.8	—	117.5	—	127.3
Other Asian countries	35.0	0.1	35.9	—	71.0
Total	$1,072.1	$121.1	$580.1	$(19.9)	$1,753.4

	Three Months Ended March 31, 2018
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
The Americas:
Mexico	$368.8	$111.3	$—	$(19.6)	$460.5
United States	248.4	5.0	41.5	—	294.9
Peru	—	—	93.5	—	93.5
Brazil	—	12.6	62.9	—	75.5
Chile	—	—	36.0	—	36.0
Other American countries	12.6	0.8	1.0	—	14.4
Europe:
Switzerland	82.3	9.2	43.8	—	135.3
Italy	8.3	5.5	82.2	—	96.0
Spain	44.5	—	—	—	44.5
Other European countries	51.8	4.6	25.7	—	82.1
Asia:
Singapore	143.9	—	132.5	—	276.4
Japan	44.2	—	115.2	—	159.4
Other Asian countries	63.8	0.2	8.6	—	72.6
Total	$1,068.6	$149.2	$642.9	$(19.6)	$1,841.1

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31, 2019
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$895.1	$11.0	$522.4	$(12.9)	$1,415.6
Molybdenum	90.1	—	28.2	—	118.3
Zinc	—	77.1	—	(0.4)	76.7
Silver	50.4	17.3	14.9	(5.8)	76.8
Other	36.5	15.7	14.6	(0.8)	66.0
Total	$1,072.1	$121.1	$580.1	$(19.9)	$1,753.4

	Three Months Ended March 31, 2018
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
Copper	$909.4	$11.2	$564.0	$(11.2)	$1,473.4
Molybdenum	91.0	—	45.3	—	136.3
Zinc	—	95.0	—	(0.1)	94.9
Silver	42.6	20.6	15.4	(7.5)	71.1
Other	25.6	22.4	18.2	(0.8)	65.4
Total	$1,068.6	$149.2	$642.9	$(19.6)	$1,841.1

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate & Elimination	Consolidated
As of March 31, 2019:
Trade receivables	$543.9	$54.0	$278.7	$—	$876.6
Related parties	89.2	—	—	9.0	$98.2

As of December 31, 2018:
Trade receivables	$505.9	$50.5	$266.0	$—	$822.4
Related parties	81.6	—	—	19.9	101.5

As of March 31, 2019, the Company has long-term contracts with promises to deliver the following products in 2019:

Copper concentrates (in tons)	1,090,000
Copper cathodes (in tons)	48,000
Molybdenum concentrates (in tons)	24,106
Sulfuric acid (in tons)	331,620

Provisionally priced sales:  At March 31, 2019, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the March 31, 2019 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2019:

	Sales volume (million lbs.)	Priced at (per pound)	Month of settlement
Copper	105.0	$2.94	April through July 2019
Molybdenum	10.2	$12.13	April through June 2019

The provisional sales price adjustment included in accounts receivable and net sales at March, 31, 2019 includes positive adjustments of $2.8 million and $4.1 million for copper and molybdenum, respectively.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 6 - ASSET RETIREMENT OBLIGATION:

The Company maintains an asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex and a warehouse in Lima as support for this obligation. The accepted values of these facilities, for this purpose, are of $45.3 million. Through March 2019, the Company has provided guarantees of $37.8 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the Ilo smelter and refinery, and the shops and auxiliary facilities at the three units. In March 2016, MINEM approved the Mining Closure Plan for the Toquepala expansion project. The closure plan for the Tia Maria project was approved in February 2017. The Company, however, has not recorded a retirement obligation for the Tia Maria project as the construction permit has not been received, and work on the project is on hold. The Company believes that under these circumstances the recording of a retirement obligation is not appropriate. In accordance with requirements of Peruvian law, the Company in December 2017 and February 2018, submitted to MINEM revised closure plans for the Cuajone mine and the Ilo facilities respectively. The revised closure plan for the Ilo facility was approved in January 2019 and after comments received from MINEM, the Company submitted a new revised closure plan for the Cuajone mine. As result of these new estimates, in the first quarter of 2019, the Company has increased the asset retirement obligation by $28.1 million.

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

The following table summarizes the asset retirement obligation activity for the three months ended March 31, 2019 and 2018 (in millions):

	2019	2018
Balance as of January 1	$217.7	$222.5
Changes in estimates	28.1	(5.2)
Payments	(0.2)	—
Accretion expense	3.0	3.2
Balance as of March 31,	$248.6	$220.5

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

Receivable and payable balances with related parties are shown below (in millions):

	At March 31,		At December 31,
	2019		2018
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$74.6		$74.4
AMC	—		11.0
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	—		0.2
Compania Perforadora Mexico, S.A.P.I. de C.V. and affiliates	1.0		1.4
Ferrocarril Mexicano, S.A. de C.V.	0.1		0.1
Grupo Mexico	2.7		2.7
Mexico Generadora de Energia, S. de R.L. (“MGE”)	18.0		10.3
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates (“MPD”)	0.5		0.6

Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.3		0.3
Empresarios Industriales de Mexico, S.A. de C.V.	0.1		—
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	0.5		0.1
Operadora de Cinemas, S.A. de C.V.	0.4		0.4
	$98.2		$101.5

Related parties payable:
Grupo Mexico and affiliates:
Asarco LLC	$6.6		$4.1
AMMINCO	2.4		8.0
Eolica El Retiro, S.A.P.I. de C.V.	1.0		1.0
Ferrocarril Mexicano, S.A. de C.V.	7.6		6.4
Grupo Mexico	0.8		0.6
MGE	36.7		40.6
MPD	11.2		14.4

Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.1		0.1
Operadora de Cinemas, S.A. de C.V.	(*	)	0.1
	$66.4		$75.3

(*) amount is lower than $0.1 million

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the three months ended March 31, 2019 and 2018 (in millions):

	2019	2018
Purchase activity
Asarco LLC	$10.0	$6.8
AMMINCO	2.4	—
Eolica El Retiro	0.8	0.6
Ferrocarril Mexicano, S.A de C.V.	10.6	10.0
Grupo Mexico	2.5	4.5
MGE	55.2	61.9
MPD	10.8	15.9
Total purchases	$92.3	$99.7

Sales activity
Asarco LLC	$2.0	$36.5
MGE	15.1	23.2
Total sales	$17.1	$59.7

Grupo Mexico, the parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company. These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services. The Company´s Mexican operations pay Grupo Mexico and the Company´s Peruvian operations pay AMMINCO for these services and expect to continue requiring these services in the future.

In the first quarter of 2019, the Company made donations of $3.4 million to Fundacion Grupo Mexico A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations.

In addition, in December 2018, in accordance with the Company´s tax sharing agreement with its parent, the Company´s Peruvian operations advanced $11 million to AMC for the payment of the Company’s portion of the GILTI tax that later was determined not to be necessary. In the first quarter of 2019, this amount was reimbursed to the Company.

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

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying 2.1% of its power output to third-party energy users; compared to 14% at March 31, 2018.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and started to sell power to Industrial Minera Mexico and subsidiaries (IMMSA) and other subsidiaries of Grupo

Mexico in the third quarter of 2014. Currently, Eolica el Retiro is supplying approximately 20.9% of its power output to IMMSA.

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

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the three months ended March 31, 2019 and 2018 (in millions):

	2019		2018
Purchase activity
Boutique Bowling de Mexico, S.A. de C.V.	$0.1		$0.1
Operadora de Cinemas, S.A. de C.V.	(*	)	(*	)
Mextransport	—		0.2
Total purchases	$0.1		$0.3

Sales activity
Boutique Bowling de Mexico, S.A. de C.V.	$ (*	)	$0.1
Empresarios Industriales de Mexico, S.A. de C.V.	0.1		—
Operadora de Cinemas, S.A. de C.V.	(*	)	(*	)
Mextransport	0.5		0.1
Total sales	$0.6		$0.2

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

The Company´s Mexican operations also received fees for surveillance services provided to Empresarios Industriales de Mexico, S.A. de C.V. This is a company controlled by the Larrea family.

Equity Investment in Affiliate: The Company has a 44.2% participation in Compania Minera Coimolache S.A. (“Coimolache”), which it accounts for on the equity method. Coimolache owns Tantahuatay, a gold mine located in the northern part of Peru.

It is anticipated that in the future the Company will enter into similar transactions with these same parties.

In the first quarter of 2019, the Company did not have purchase or sales activities with companies having relationships with SCC executive officers.

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

The components of net periodic benefit costs for the three months ended March 31, 2019 and 2018 are as follows (in millions):

	2019		2018
Service cost	$0.3		$0.3
Interest cost	0.4		0.4
Expected return on plan assets	(0.8)		(0.9)
Amortization of net actuarial loss	(*	)	(*	)
Amortization of net loss/(gain)	(*	)	(*	)
Net periodic benefit costs	$(0.1)		$(0.2)

(*) amount is lower than $0.1 million

Post-retirement health care plans:

United States: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits”.

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the three months ended March 31, 2019 and 2018 are as follows (in millions):

	2019		2018
Interest cost	$0.2		$0.2
Amortization of net loss (gain)	(*	)	(*	)
Amortization of prior service cost (credit)	(*	)	(*	)
Net periodic benefit cost	$0.2		$0.2

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

Environmental capital investments in the three months ended March 31, 2019 and 2018 were as follows (in millions):

	2019	2018
Peruvian operations	$10.2	$6.5
Mexican operations	9.0	19.9
	$19.2	$26.4

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defines new AQS for daily sulfur dioxide in the air. The Company believes that these new AQS will allow Peruvian industry to be more competitive with other countries. As of March 31, 2019, the Company maintains a lower daily average level of µg/m3 of SO2, than those required by the new AQS.

Soil Environmental Quality Standards (“SQS”): In 2013, the Peruvian government enacted SQS applicable to any existing facility or project that generates or could generate the risk of soil contamination in its area of operation or influence. In March 2014, MINAM issued a supreme decree, which established additional provisions for the gradual implementation of SQS.

In accordance with the regulatory requirements, the Company has been working on a characterization phase and a Soil Decontamination Plan (“SDP”) for environmentally impacted sites in each of its operating units (Toquepala, Cuajone, and Ilo) with the assistance of consulting companies. It is estimated that the Toquepala and Cuajone SDP will be presented to the authorities for review and approval at the end of the second quarter of 2019, and the Ilo SDP will be submitted during the third quarter of 2019.

While the Company believes that there is a reasonable possibility that a potential loss contingency may exist, it cannot currently reasonably estimate the amount of the contingency. The Company believes that a reasonable determination of the loss will be possible once the characterization study and the SDP are substantially completed and approved, which is expected for 2020. At that time the Company will be in a position to estimate the remediation cost. Furthermore, the Company does not believe that it can estimate a reasonable range of possible costs until the noted studies have substantially progressed and therefore is not able to disclose a range of costs that is meaningful.

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

The del Carpio Lazio case was rejected by the court of first instance on November 14, 2016. The plaintiff filed an appeal before the Superior Court on January 3, 2017. On January 9, 2018, the lawyers of both parties presented their respective positions before the Appellate Court. On March 8, 2018, the Appellate Court issued its final decision, which upholds the first instance ruling. On April 27, 2018, the plaintiff filed an extraordinary appeal before the Supreme Court. As of March 31, 2019, the case remains pending resolution.

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. As of March 31, 2019, the case remains pending resolution without further developments.

The Guillen Lopez case is currently before the lower court. As of March 31, 2019, the case remains pending resolution without further developments.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization, since 1995. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of March 31, 2019, the case remains pending resolution without further developments. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. The amount of this contingency cannot be reasonably estimated by management at this time.

Mexican operations

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution that occurred at a leaching pond of the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for the environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and remains pending resolution as of March 31, 2019.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Two of the collective action lawsuits have been dismissed by the court. The plaintiffs in the four remaining lawsuits are: Acciones Colectivas de Sinaloa, A.C. which established two collective actions, Defensa Colectiva A.C.; and Ana Luisa Salazar Medina et al. which has been granted a collective action certification. The remaining plaintiffs have requested cautionary measures on the construction of facilities for the monitoring of public health services and the prohibition of the closure of the Río Sonora Trust. As of March 31, 2019, regarding the case of Ana Luisa Salazar Medina et al, the trial date has expired. Since the plaintiffs were notified of the expiration of their claims and did not appeal the resolution, this lawsuit has concluded, without responsibility for Buenavista del Cobre, S.A. de C.V. The other cases remain pending resolution as of March 31, 2019.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Domínguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. During the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. During the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages, such lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria Peña Molina, et al. As of March 31, 2019, these cases remain pending resolution.

During 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al which established two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. During the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. During the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. Regarding the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution which established that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures, with no material effects to BVC’s operations. As of March 31, 2019, the remaining cases are still pending resolution.

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

On March 20, 2018, the parties reached an agreement-in-principle to settle the action. On March 23, 2018, the parties informed the Court of the settlement-in-principle to resolve all claims asserted by Plaintiff against Defendants in the action and requested that the Court stay the action in its entirety pending filing by the parties of a stipulation of settlement. The Parties filed the executed stipulation on August 22, 2018. Under the proposed settlement, Grupo Mexico or Americas Mining would pay to the Company $50 million in cash less any attorneys’ fees (including costs) awarded by the Court to Plaintiff’s counsel (the “Net Settlement Amount”) in return for a release of all derivative and direct claims. A settlement hearing was held on November 27, 2018. On December 27, 2018, the Court issued its ruling approving the $50 million settlement. Pursuant to the Court’s ruling, Plaintiff’s counsel was awarded $13.5 million (for attorneys’ fees, expenses, and a $5,000 incentive fee award to plaintiff Carla Lacey). The remaining $36.5 million was distributed via a special dividend on February 21, 2019 to the Company’s public stockholders (other than the director defendants, Grupo Mexico, Americas Mining, or any entity in which Grupo Mexico or Americas Mining has or had a direct or indirect controlling interest) who held shares of common stock of the Company as of February 11, 2019. As result of the payment of the settlement, the claims against the Defendants have been dismissed with prejudice.

In April 2019, a derivative lawsuit was filed against the Company, certain of its current and former Directors, and Grupo México in the Delaware Court of Chancery relating to certain construction contracts, contracts for the purchase and sale of minerals, and transportation contracts entered into between the Company’s subsidiaries and subsidiaries of Grupo México. The complaint alleges, among other things, that the construction contracts, the mineral contracts and the transportation contracts were unfair as a result of breaches of fiduciary duties and the Company’s charter. The complaint seeks, among other things, unspecified monetary damages. The complaint and the summons have not yet been served. The Company believes it has a meritorious defense to this action and that the action will not have an adverse effect on its financial position.

Labor matters:

Peruvian operations: 70% of the Company’s 4,835 Peruvian employees were unionized at March 31, 2019. Currently, there are six separate unions, one large union and five smaller unions. In June 2018, the Company signed a three-year collective bargaining agreement with one of the smaller unions. This agreement includes, among other things, annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/ 45,000 (approximately $13,600) which was recorded as labor expense. In August 2018, the Company signed a three-year collective bargaining agreement with three additional unions. This agreement includes, among other things, annual salary increases of 5% for each year starting December 2018, and a signing bonus of S/ 45,000 (approximately $13,600) which was recorded as labor expense. In March 2019, the Company signed an agreement with one additional union. The agreement also includes annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/ 45,000 (approximately $13,600) which was recorded as labor expense in the first quarter of 2019.

As of March 31, 2019, the Company continues negotiations on collective bargaining agreements with one unsigned union.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that will hold the collective bargaining agreement at the San Martín mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions), won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martín mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized again the election results from February 28, 2018; in which the

National Federation of Independent Unions won by a majority. The Company is working on a rehabilitation plan to restart operations at the San Martin mine with a budget of $87 million. At March 31, 2019 the plan is in progress with a total expense of $34.9 million. The Company continues with plans to restore mining operations and expects to restore copper production in the second quarter of 2019.

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of March 31, 2019, the case remains pending resolution without further developments.

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

Tia Maria´s project budget is approximately $1.4 billion, of which $333.3 million has been invested through March 31, 2019. When completed, it is expected to produce 120,000 tons of copper cathodes per year. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and consequently, no emissions are released into the atmosphere. The project will only use seawater, transporting it more than 25 kilometers to 1,000 meters above sea level, and includes a desalinization plant which will be constructed at a cost of $95 million. Consequently, the Tambo river water resources will be used solely for farming and human consumption.

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

The Company paid $12.5 million at the signing of the contract. The balance of $387.5 million will be paid if the Company decides to develop the project and it is not a present obligation.

Toquepala Concentrator Expansion:

In April 2015, the construction permit for the Toquepala expansion project was approved by the MINEM. The project budget is $1,320 million, of which $1,240.9 million has been invested through March 31, 2019. When completed, this project is expected to increase Toquepala’s annual copper production to 258,000 tons in 2019, a 52% production increase, when compared to 2018. The construction of the project was completed and the project began production in the fourth quarter of 2018.  Full production is expected to be reached by the second quarter of 2019.

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

In addition, the Company has committed S/ 202.0 million (approximately $59.8 million) for the construction of six infrastructure projects in the Moquegua region under the “social investment for taxes” (obras por impuestos) program which allows the Company to use these amounts as an advance payment of taxes.

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

Corporate operations

Commitment for Capital projects:

As of March 31, 2019, the Company has committed approximately $177.7 million for the development of its capital investment projects at its operations.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended March 31, 2019
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,072.1	$101.2	$580.1		$1,753.4
Intersegment sales		19.9		$(19.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	419.6	100.0	348.0	(23.5)	844.1
Selling, general and administrative	16.3	1.8	9.6	0.8	28.5
Depreciation, amortization and depletion	85.0	12.9	74.9	8.8	181.6
Exploration	0.4	2.0	2.9	0.2	5.5
Operating income	$550.8	$4.4	$144.7	$(6.2)	693.7
Less:
Interest, net					(74.1)
Other income (expense)					5.4
Income taxes					(237.9)
Equity earnings of affiliate					2.1
Non-controlling interest					(1.0)
Net income attributable to SCC					$388.2

Capital investment	$58.6	$25.0	$88.4	$1.1	$173.1
Property and mine development, net	$4,780.6	$460.9	$3,798.4	$343.7	$9,383.6
Total assets	$8,375.0	$942.2	$4,636.6	$1,588.8	$15,542.6

	Three Months Ended March 31, 2018
	(in millions)
	Mexican Open-Pit	Mexican IMMSA Unit	Peruvian Operations	Corporate, other and eliminations	Consolidated

Net sales outside of segments	$1,068.6	$129.6	$642.9		$1,841.1
Intersegment sales		19.6		$(19.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	411.3	95.6	389.8	(20.2)	876.5
Selling, general and administrative	11.9	2.4	9.4	0.4	24.1
Depreciation, amortization and depletion	92.5	11.0	51.8	6.7	162.0
Exploration	0.6	1.3	2.6	0.7	5.2
Operating income	$552.3	$38.9	$189.3	$(7.2)	773.3
Less:
Interest, net					(66.6)
Other income (expense)					(2.3)
Income taxes					(236.6)
Equity earnings of affiliate					4.1
Non-controlling interest					(1.2)
Net income attributable to SCC					$470.7

Capital investment	$64.7	$12.6	$216.3	$2.1	$295.7
Property and mine development, net	$4,577.4	$434.6	$3,443.5	$663.0	$9,118.5
Total assets	$8,338.7	$950.1	$4,382.0	$367.3	$14,038.1

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the three-month period ended March 31, 2019 and 2018 is as follows (in millions):

	2019	2018
Southern Copper common shares
Balance as of January 1,	$2,768.3	$2,768.7
Purchase of shares	—	—
Balance as of March 31,	2,768.3	2,768.7

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	251.3	232.4
Other activity, including dividend, interest and foreign currency transaction effect	6.4	6.5
Balance as of March 31,	257.7	238.9

Treasury stock balance as of March 31,	$3,026.0	$3,007.6

Southern Copper Common Shares:

At March 31, 2019 and 2018, there were in treasury 111,551,617 and 111,567,617 SCC’s common shares, respectively.

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

The NYSE closing price of SCC common shares at March 31, 2019 was $39.68 and the maximum number of shares that the Company could purchase at that price is 2.1 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of March 31, 2019. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

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

Parent Company common shares:

At March 31, 2019 and 2018 there were in treasury 100,181,108 and 104,479,600 of Grupo Mexico’s common shares, respectively.

Employee Stock Purchase Plan:

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

The stock based compensation expense for the first quarter 2019 and 2018 and the unrecognized compensation expense under this plan were as follows (in millions):

	2019	2018
Stock based compensation expense	$0.2	$0.2
Unrecognized compensation expense	$2.4	$3.0

The following table presents the activity of this plan for the three months ended March 31, 2019 and 2018:

	Shares	Unit Weighted Average Grant Date Fair Value

Outstanding shares at January 1, 2019	1,840,336	$2.63
Granted	—	—
Exercised	(247,670)	2.63
Forfeited	—	—
Outstanding shares at March 31, 2019	1,592,666	$2.63

Outstanding shares at January 1, 2018	2,293,120	$2.63
Granted	—	—
Exercised	(1,873)	2.63
Forfeited	—	—
Outstanding shares at March 31, 2018	2,291,247	$2.63

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

The stock based compensation expense for the three months ended March 31, 2019 and the unrecognized compensation expense under this plan were as follows (in millions):

2019
Stock based compensation expense	$0.1
Unrecognized compensation expense	$3.5

The following table presents the stock award activity of this plan for the three months ended March 31, 2019:

	Shares	Unit Weighted Average Grant Date Fair Value
Outstanding shares at January 1, 2019	2,782,424	$1.86
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding shares at March 31, 2019	2,782,424	$1.86

Non-controlling interest:

The following table presents the non-controlling interest activity for the three months ended March 31, 2019 and 2018:

	2019	2018
Balance as of January 1,	$45.4	$41.7
Net earnings	1.0	1.2
Dividend paid	(0.1)	(0.3)
Balance as of March 31,	$46.3	$42.6

NOTE 12 — FAIR VALUE MEASUREMENT:

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018 (in millions):

	At March 31, 2019		At December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	$5,211.3	$6,055.4	$5,210.7	$5,540.0
Long-term debt level 2	749.6	776.9	749.4	761.7
Total long-term debt	$5,960.9	$6,832.3	$5,960.1	$6,301.7

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the cases of the Yankee bonds, the notes due 2020 and the notes due 2022, which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of March 31, 2019 and December 31, 2018 (in millions):

	Fair Value at Measurement Date Using:
Description	Fair Value as of March 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$212.7	$212.7	$	$—
- Available-for-sale debt securities:
Corporate bonds				—
Asset backed securities	0.4	—	0.4	—
Mortgage backed securities	0.4	—	0.4	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	308.4	308.4		—
Molybdenum	124.1	124.1		—
Total	$646.0	$645.2	$0.8	$—

	Fair Value at Measurement Date Using:
Description	Fair Value as of December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short term investment:
- Trading securities	$213.1	$213.1	$—	$—
- Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.4	—	0.4	—
Mortgage backed securities	0.3	—	0.3	—

Accounts receivable:
- Embedded derivatives - Not classified as hedges:
Provisionally priced sales:
Copper	274.3	274.3	—	—
Molybdenum	107.4	107.4	—	—
Total	$595.5	$594.8	$0.7	$—

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

NOTE 13 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ADOPTION OF LEASES STANDARD

The Company has adopted FASB ASC 842, Leases, effective January 1, 2019, applying the transition approach which permits it to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the financial statements for prior periods were not modified. At the date of adoption, the Company assessed that the adoption of the new leases standard has resulted in the recognition of right of use assets and lease obligations of approximately $1,115.9 million, which was recorded in the Company’s balance sheet as of January 1, 2019.

During 2018, the Company developed an implementation plan with a cross-functional team, which performed a completeness assessment over the lease contracts of the Company, established new policies, procedures and internal controls related to the new standard. As result of its analysis, the Company has concluded that all of its existing lease contracts at January 1, 2019, have been classified as operating lease contracts.

Additionally, the Company has elected the short-term lease recognition exemption (short-term lease practical expedient) by class of underlying asset (which results in off-balance-sheet accounting for the lease). The new standard had a material impact on the Company’s balance sheet, but did not have a material impact on its income statement and had no impact on cash flows.

SIGNIFICANT ACCOUNTING POLICIES

With the exception of the change in the Company’s leases policy as a result of the adoption of ASC 842, as described above, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, that are of significance, or potential significance to the Company.

Leases -

The Company adopted FASB ASC 842, Leases, effective January 1, 2019. The Company determined if a contract is or contained a lease at its inception. The Company evaluated if a contract gave the right to obtain substantially all of the economic benefits from use of an identified asset and the right to direct the use of the asset, in order to determine if a contract contained a lease. All of the Company’s existing lease contracts are operating lease contracts. For these leases, the Company recognized right-of-use assets and the corresponding operating lease liabilities on its consolidated balance sheet. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation by the Company to make lease payments which arise from the lease. Lease right-of-use assets and liabilities are recognized at the inception date based on the present value of lease payments over the lease term. As the Company’s lease contracts do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the inception date in order to determine the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term, in the cost of sales and operating expenses.

NOTE 14 — LEASES:

The Company has operating leases for power generating facilities, vehicles and properties. Leases with an initial term of 12 months or less, underlying asset value of $10,000 (US dollars) or less and total nominal contract value of $100,000 (US dollars) or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Some of the Company’s leases include both lease and non-lease components which are accounted for separately. The Company’s leases have remaining lease terms of two years to 14 years, and do not include options to extend the leases. The Company’s lease agreements do not contain options to purchase the leased assets or to terminate the leases before the expiration date. In addition, the Company’s lease contracts do not have any material residual value guarantees or material restrictive covenants. As none of the Company’s leases provides an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The weighted average remaining lease term for the Company’s leases is 10 years, and the weighted average discount rate for these leases is 3.56%.

The operating lease expense recognized in the three months ended March 31, 2019 was classified as follows (in millions):

Classification	2019
Cost of sales (exclusive of depreciation, amortization and depletion)	$28.8
Selling, general and administrative	0.1
Exploration	(*	)
Total lease expense	$28.9

(*) amount is lower than $0.1 million

The Company’s short-term lease costs for the three months ended March 31, 2019 was $0.2 million.

Maturities of lease liabilities were as follows:

Lease liabilities
Year	(in millions)
2019	$86.7
2020	115.4
2021	115.3
2022	112.1
2023	111.1
After 2023	929.1
Total lease payments	$1,469.7
Less: interest on lease liabilities	(377.2)
Present value of lease payments	$1,092.5

NOTE 15 — SUBSEQUENT EVENTS:

Dividends:

On April 11, 2019, the Board of Directors authorized a dividend of $0.40 per share payable on May 17, 2019 to shareholders of record at the close of business on May 03, 2019.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of Southern Copper Corporation and its subsidiaries (collectively, “SCC”, “the Company”, “our”, and “we”). This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2018.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, some of the following:

•                  Changes in copper, molybdenum, silver and zinc prices: In the first quarter of 2019, the average LME and COMEX copper prices were $2.82 and $2.81 per pound, respectively, about 10.8% and 10.5% lower than in the first quarter of 2018, respectively. During the first quarter of 2019 per pound LME spot copper prices ranged from $2.64 to $2.98. Average molybdenum and zinc prices in the first quarter of 2019 decreased 3.6% and 20.6%, respectively, when compared to the average prices in the first quarter of 2018. Average silver prices decreased 7.0% in the first quarter of 2019 when compared to the same period of 2018.

•                  Sales structure: In the first quarter of 2019, approximately 80.7% of our revenue came from the sale of copper, 6.7% from molybdenum, 4.4% from zinc, 4.4% from silver and 3.8% from various other products, including gold, sulfuric acid and other materials.

•      Copper: During the first quarter of 2019 the LME copper price decreased, from an average of $3.16 per pound in the first quarter of 2018 to $2.82 (-10.8%). Even though we see a good physical market for copper, we believe the fall in prices of the prior quarter reflected the sentiment of a possible slowdown of the World economy, concerns with Brexit and an escalation of trade protectionism between the United States and China. We expect a recovery in copper prices in the coming months. We maintain our view of a total demand growth of 2.5% for refined copper in 2019, driven by higher consumption in the U.S. and Asia, with China demanding 3.5% more refined copper than in 2018.

On the supply side, during the past quarter we had production losses in Chile and Peru due to heavy rain estimated at 165,000 tons. As a consequence, we now expect a slight deficit for this year.

•                  Molybdenum: Represented 6.7% of our sales in the first quarter of 2019. During the first quarter of 2019, the average molybdenum price decreased by 3.6% when compared to the first quarter of 2018.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness and corrosion and heat resistance. New uses for this metal are in lubricants, in sulfur filtering of heavy oils and shale gas production, which has seen consumption growth over the past two years. In that sense, we believe that molybdenum prices will continue to remain stable, due to the recovery of the US economy and developed countries.

•                  Zinc: Represented 4.4% of our sales in the first quarter of 2019. We are aware that the performance of zinc prices over last 12 months has been decreasing, mainly affected by the trade war between US-China, but this effect will be offset in the future by a reduction in supply due to the closure of different zinc mines during recent years.

•                  Silver: Represented 4.4% of our sales in the first quarter of 2018 and it is currently our third by-product. We believe that silver prices will have support due to its industrial uses as well as its linkage to gold as a value shelter in times of economic uncertainty.

•                  Production: In the fourth quarter of 2018, we began operations at the new Toquepala concentrator which produced 8,630 tons of copper in 2018. For 2019 we expect to produce 986,700 tons of copper, an 11.7% increase from the 883,689 tons we produced in 2018.

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

•            Cost: Our operating costs and expenses for the first quarter 2019 and 2018 were as follows:

			Variance
	2019	2018	Value	%
Operating costs and expenses ($ in millions)	$1,059.7	$1,067.8	$(8.1)	(0.8)%

The decrease was mainly due to lower cost of sales at our Peruvian operations, partially offset by higher depreciation, amortization and depletion at our three operating segments.

•            Capital Investments: In the first quarter of 2019 we spent $173.1 million on capital investments, 41.5% lower than in the first quarter of 2018, and represented 44.5% of net income. Our growth program to develop the full production potential of our Company is underway. We are currently developing a new organic growth plan to increase our copper volume production to 1.5 million tons by 2025 with the development of new projects.

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

Earnings: The table below highlights key financial and operational data of our Company for the three months ended March 31, 2019 and 2018 (in millions, except copper price, percentages and per share amounts):

	2019	2018	Variance	% Change
Copper price LME	2.82	3.16	(0.34)	(10.8)%
Pounds of copper sold	501.4	469.1	32.3	6.9%

Net sales	$1,753.4	$1,841.1	$(87.7)	(4.8)%
Operating income	$693.7	$773.3	$(79.6)	(10.3)%
Net income attributable to SCC	$388.2	$470.7	$(82.5)	(17.5)%
Earnings per share	$0.50	$0.61	$(0.11)	(18.0)%
Dividends per share	$0.4	$0.30	$(0.10)	33.3%

Net sales in the first quarter of 2019 were 4.8% lower than in the first quarter of 2018 mainly due to lower metal prices, particularly copper (-10.8%, LME). Nevertheless, copper sales volume increased (+6.9%) mainly due to additional production of our new Toquepala concentrator. By-product volumes of silver (+19.9%) and zinc (+2.2%) also increased while molybdenum reduced (-2.7%).

Net income in the first quarter of 2019 was 17.5% lower than in the first quarter of 2018, mainly due to lower sales.

Production: The table below highlights our mine production data for the three months ended March 31, 2019 and 2018:

	2019	2018	Variance	% Change
Copper (in million pounds)	504.0	451.5	52.5	11.6%
Molybdenum (in million pounds)	11.3	11.4	(0.1)	(0.6)%
Silver (in million ounces)	4.3	4.1	0.2	4.8%
Zinc (in million pounds)	40.9	39.1	1.8	4.6%

The table below highlights our copper production data for the three months ended March 31, 2019 and 2018:

COPPER (in million pounds)	2019	2018	Variance	% Change
Toquepala	116.6	83.9	32.7	39.0%
Cuajone	72.3	68.1	4.2	6.2%
La Caridad	71.7	71.3	0.4	0.5%
Buenavista	239.6	225.1	14.5	6.4%
IMMSA	3.8	3.1	0.7	23.4%
Total	504.0	451.5	52.5	11.6%

Mined copper production in the first quarter of 2019 increased by 11.6% to 504.0 million pounds compared to 451.5 million pounds in the first quarter of 2018. This increase was due to a higher production at all our operations, specially at our Toquepala mine which benefited from the successful initial ramping up of the new concentrator. Copper production in Mexico increased 5.2%, in the first quarter of 2019 when compared to the same period of 2018 due to operating improvements at our new Buenavista’s plants, SX-EW and concentrator

Molybdenum production slightly decreased 0.6% in the first quarter of 2019 due to lower production at the Toquepala mine as a result of lower grades and recoveries; effect which was partially offset by higher production at the Buenavista and Cuajone mines.

Silver mine production increased by 4.8% in the first quarter of 2019 mainly as result of higher production at Toquepala mine as a result of the expansion project, this was partially offset by lower production at our Cuajone and La Caridad mines.

Zinc production increased 4.6% in the first quarter of 2019, principally due to higher production at the Santa Eulalia mine as a resut of higher milling, as well as higher grades and recoveries.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 44. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three months ended March 31, 2019 and 2018:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	2019	2018	Variance	% Change
Total operating cash cost before by-product revenues	$749.4	$688.3	$61.1	8.9%
Total by-products revenues	(305.7)	(343.0)	$37.3	(10.9)%
Total operating cash cost net of by-products revenues	$443.7	$345.3	$98.4	28.5%

Total pounds of copper produced (2)	491.1	437.8	53.3	12.2%

Operating cash cost per pound before by-product revenues	$1.53	$1.57	$(0.04)	(2.5)%
By-products per pound revenues	$(0.62)	$(0.78)	$0.16	(20.5)%
Operating cash cost per pound net of by-products revenues	$0.90	$0.79	$0.11	13.9%

(1) These are non-GAAP measures. Please see page 44 for reconciliation to GAAP measure.

(2) Net of metallurgical losses.

As seen in the table above, our per pound cash cost before by-product revenues in the first quarter of 2019 was 2.5% lower than in the same period of 2018. This decrease in operating cash cost was the result of the unit cost effect of 12.2% higher production.

In addition, our per pound cash cost for the three months ended March 31, 2019 when calculated net of by-product revenues was $0.11 higher than in the first quarter of 2018. This 13.9% increase was mainly the result of lower by-product credits, particularly molybdenum and zinc as well as lower copper purchased from third parties.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining nine months of 2019, assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Zinc	Molybdenum	Silver
Change in metal prices (per pound except silver — per ounce)	$0.10	$0.10	$1.00	$1.00
Change in net earnings (in millions)	$97.2	$10.8	$25.7	$9.4

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

Capital Investment Programs: We made capital investments of $173.1 million in the three months ended March 31, 2019, compared with $295.7 million in the same period of 2018. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, including funding received in April 2015. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Projects in Mexico:

Buenavista Zinc - Sonora: This project is located within the Buenavista facility and includes the development of a new concentrator to produce approximately 80,000 tons of zinc per year which will allow us to double our current zinc production capacity. Also, the project will produce 20,000 tons of additional copper per year. We have completed the basic engineering. Water concessions have been requested. We estimate an investment of $413 million for this project and expect to initiate operations in 2021. This project will generate 3,760 jobs.

Pilares - Sonora: This project, located six kilometers from La Caridad, will be developed as an open-pit mine operation. The ore will be transported from the pit to the primary crushers of the La Caridad copper concentrator through a new 25-meter wide off-road facility for mining trucks, and will significantly improve the over-all mineral ore grade (combining the 0.78% expected from Pilares with the 0.34% from La Caridad). Environmental permit studies were presented to the government’s environmental authorities and additional land is being acquired. An investment of $159 million is estimated to produce 35,000 tons of copper in concentrates per year. We expect this project to start producing in early 2020.

The San Martin mine recovery program. We have continued working on the San Martin mine to initiate operations shortly. Currently, the mine has 200,000 tons of ore and the concentrator has initiated production. For 2019, we expect an annual production of 14,600 tons of zinc, 2.4 million ounces of silver and 5,000 tons of copper. At current market prices, the 2019 production forecast for this unit has an estimated value of $ 108 million. The budget of the recovery program is $87.0 million. At March 31, 2019 the program had a total expense of $34.9 million.

Projects in Peru:

Our main capital projects in Peru are the following:

Toquepala Expansion Project - Tacna: This $1,320 million project includes a new state-of-the-art concentrator which will increase Toquepala’s annual copper production to 258,000 tons in 2019, a 52% production increase, when compared to 2018.

As of March 31, 2019, we have invested $1,240.9 million in this expansion. Construction of the project was completed and production began in the fourth quarter of 2018. Full production is expected to be reached in the second quarter of 2019.

The project to improve the crushing process at Toquepala with the installation of a High Pressure Grinding Roll (HPGR) system, has as its main objective, to ensure that our existing concentrator will operate at its maximum annual production capacity of 117,000 tons of copper while reducing operating costs through ore crushing efficiencies, even with an increase of the ore material hardness index. The budget for this project is $52 million and as of March 31, 2019, we have invested $47 million. We are in the administrative close-out process for this project, which was added to operations during the fourth quarter of 2018.

Cuajone tailing thickeners project - Moquegua: This project will replace two of the three existing thickeners at the concentrator with a new hi-rate thickener. The purpose is to streamline the concentrator flotation process and improve water recovery efficiency, increasing the tailings solids content from 54% to 61%, thereby reducing fresh water consumption and replacing it with recovered water. Equipment assembly is completed and we are in the commissioning process. As of March 31, 2019, we have invested the full approved budget of $31 million in this project. During the commissioning process, a problem in the design of the thickener was detected and we are currently solving the problem. We expect the project to be completed in the second quarter of 2019.

Tailings disposal at Quebrada Honda - Moquegua: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We finished the second stage with the installation of a new cyclone battery station that allows us to place more slurry at the dams. We are working to improve several operational processes of this facility. The project has a total budgeted cost of $116 million. We have invested $103 million through March 31, 2019 and expect the project to be completed in the second quarter of 2019.

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

El Arco - Baja California: This is a world class copper deposit located in the central part of the Baja California peninsula, with ore reserves of over 2.7 billion tons with an ore grade of 0.399% and 0.11 grams of gold per ton. This project, includes an open-pit mine combining concentrator and SX-EW operations with an estimated production of 190,000 tons of copper and 105,000 ounces of gold annually. Between July 2015 and February 2016, we conducted a drilling program of 20,170 meters in order to further define the deposit at lower depths of between 300 and 600 meters.

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

Tia Maria - Arequipa: We completed all engineering and environmental requirements, including responding to the 14 observations received from the Ministry of Energy and Mines in the fourth quarter of 2018. We are working jointly with the Peruvian government to obtain the construction license for this 120,000 tons of SX-EW copper per year greenfield project with a total capital budget of $1,400 million. We expect to receive the construction license for this project in the first half of 2019. However, there can be no assurance that the permit will be issued. Future delay in obtaining the permit or opposition to the project could materially impact the mine’s expansion plans.

In addition to our on-going social work with the communities of the Tambo valley, the Company is currently deploying its successful labor program “Forge Your Future” (Forjando Futuro) to train 700 people from the Islay Province in 2019. After training, the participants will be eligible to apply for one of the estimated 9,000 jobs (3,600 direct and 5,400 indirect) required during the Tia Maria construction phase. We believe that the initiation of construction activities for Tia Maria will generate significant economic opportunities for the Islay province and the Arequipa region.

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

ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We make our best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves, revenue recognition, ore stockpiles on leach pads and related amortization, estimated impairment of assets, asset retirement obligations, determination of discount rates related to the financial lease liabilities, classification of operating leases versus financial leases, valuation allowances for deferred tax assets, unrecognized tax benefits and fair value of financial instruments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following highlights key financial results for the three months ended March 31, 2019 and 2018 (in millions):

	2019	2018	Variance	% Change
Net sales	$1,753.4	$1,841.1	$(87.7)	(4.8)%
Operating costs and expenses	(1,059.7)	(1,067.8)	8.1	0.8%
Operating income	693.7	773.3	(79.6)	(10.3)%
Non-operating income (expense)	(68.7)	(68.9)	0.2	(0.3)%
Income before income taxes	625.0	704.4	(79.4)	(11.3)%
Income taxes	(237.9)	(236.6)	(1.3)	(0.5)%
Equity earnings of affiliate	2.1	4.1	(2.0)	(48.8)%
Net income attributable to non-controlling interest	(1.0)	(1.2)	(0.2)	(16.7)%
Net income attributable to SCC	$388.2	$470.7	$(82.7)	(17.5)%

NET SALES

Net sales for the first quarter 2019 were $1,753.4 million, compared to $1,841.1 million in the first quarter 2018, a decrease of $87.7 million. This 4.8% decrease was principally the result of lower metal prices as shown below.

The table below outlines the average published market metals prices for our metals for the three months ended March 31, 2019 and 2018:

	2019	2018	% Change
Copper price ($ per pound – LME)	$2.82	$3.16	(10.8)%
Copper price ($ per pound – COMEX)	$2.81	$3.14	(10.5)%
Molybdenum price ($ per pound) (1)	$11.70	$12.14	(3.6)%
Zinc price ($ per pound – LME)	$1.23	$1.55	(20.6)%
Silver price ($ per ounce –COMEX)	$15.52	$16.68	(7.0)%

(1)   Platt’s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three months ended March 31, 2019 and 2018:

Sales as a percentage of total net sales	2019	2018
Copper	80.7%	80.0%
Molybdenum	6.7%	7.4%
Zinc	4.4%	5.2%
Silver	4.4%	3.9%
Other by-products	3.8%	3.5%
Total	100.0%	100.0%

The table below provides our copper sales by type of product for the three months ended March 31, 2019 and 2018:

Copper Sales (million pounds)	2019	2018	Variance	% Change
Refined (including SX-EW)	220.6	288.1	(67.5)	(23.4)%
Rod	96.4	83.0	13.4	16.3%
Concentrates and other	184.3	98.0	86.3	88.0%
Total	501.3	469.1	32.2	6.9%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three months ended March 31, 2019 and 2018:

Copper Sales by product type	2019	2018
Refined (including SX-EW)	44.0%	61.4%
Rod	19.2%	17.7%
Concentrates and other	36.8%	20.9%
Total	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended March 31,
	2019	2018
Power	16.1%	16.3%
Fuel	14.1%	14.7%
Labor	14.6%	12.9%
Operating material	19.9%	18.8%
Maintenance	18.2%	19.6%
Other	17.1%	17.7%
Total	100.0%	100.0%

Operating costs and expenses were $1,059.7 million in the first quarter of 2019 compared to $1,067.8 million in the first quarter of 2018. The decrease of $8.1 million was primarily due to:

Operating cost and expenses for the first quarter 2018	$1,067.8
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower metals purchased from third parties and foreign currency effect, partially offset by higher inventory consumption, labor costs and sales expenses.	(32.4)
Plus:
• Higher depreciation, amortization and depletion mainly at the Peruvian operations as a result of our expansion and maintenance capital investments.	19.6
• Higher selling, general and administrative expenses.	4.4
• Higher exploration expense.	0.3
Operating cost and expenses for the first quarter 2019	$1,059.7

NON-OPERATING INCOME (EXPENSES)

Non-operating income and expense were a net expense of $68.7 million in the first quarter of 2019 compared to a net expense of $68.9 million in the first quarter of 2018. The lower expense of $0.2 million was primarily due to:

•                  $ 7.7 million of higher miscellaneous income, net,

•                  $ 1.1 million of higher interest income,

•                  $ 0.2 million of lower interest expense, partially offset by,

•                  $ 8.8 million of lower capitalized interest.

INCOME TAXES

	Three months ended March 31,
	2019	2018
Provision for income taxes (in millions)	$237.9	$236.6
Effective income tax rate	38.1%	33.6%

These provisions include income taxes for Peru, Mexico and the United States. In addition, the Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The increase in the effective tax rate for the first quarter of 2019 from the same period in the prior year is primarily due to the movement in exchange gain or loss from the appreciation in 2019 of the Mexican peso versus the U.S. dollar measured against the devaluation of the Mexican peso in the same period of 2018, and a SAB 118 adjustment to the valuation allowance in the first quarter of 2018, which is not applicable for the first quarter of 2019.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three months ended March 31, 2019 and 2018:

Copper Sales (million pounds)	2019	2018	Variance	% Change
Peruvian operations	190.2	177.3	12.9	7.3%
Mexican open-pit	311.0	291.8	19.2	6.6%
Mexican IMMSA unit	4.6	4.1	0.5	12.2%
Other and intersegment elimination	(4.4)	(4.1)	(0.3)	7.3%
Total	501.4	469.1	32.3	6.9%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three months ended March 31, 2019 and 2018:

By-product Sales (in million pounds, except silver – in million ounces)	2019	2018	Variance	% Change
Peruvian operations
Molybdenum contained in concentrates	2.7	3.8	(1.1)	(28.9)%
Silver	1.1	0.9	0.2	22.2%

Mexican open-pit
Molybdenum contained in concentrates	8.6	7.8	0.8	10.3%
Silver	3.3	2.5	0.8	32.0%

Mexican IMMSA unit
Zinc — refined and in concentrate	59.4	58.2	1.2	2.1%
Silver	1.1	1.3	(0.2)	(15.4)%

Other and intersegment elimination
Silver	(0.4)	(0.4)	—	—%

Total by-product sales
Molybdenum contained in concentrates	11.3	11.6	(0.3)	(2.7)%
Zinc — refined and in concentrate	59.4	58.2	1.2	2.1%
Silver	5.1	4.3	0.8	19.9%

Peruvian Operations:

	First Quarter		Variance
(in millions)	2019	2018	Value	%
Net sales	$580.1	$642.9	$(62.8)	(9.8)%
Operating costs and expenses	(435.4)	(453.6)	$18.2	(4.0)%
Operating income	$144.7	$189.3	$(44.6)	(23.6)%

Net Sales in the first quarter of 2019 were $580.1 million compared to $642.9 million in the first quarter of 2018. The decrease in net sales was mainly the result of lower copper and molybdenum prices, as well as lower molybdenum sales volume (-28.9%). However, this effect was partially offset by higher copper (+7.3%) and silver (+22.2%) sales volumes.

Operating costs and expenses in the first quarter of 2019 decreased by $18.2 million to $435.4 million from $453.6 million in the first quarter of 2018, primarily due to:

Operating cost and expenses for the first quarter 2018	$453.6
Less:
• Lower volume and cost of metals purchased from third parties.	(84.3)
Plus:
• Higher other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption and higher labor costs.	42.5
• Higher depreciation, amortization and depletion due to our expansion and maintenance capital investments.	23.1
• Higher exploration expenses.	0.3
• Higher selling, general and administrative expenses.	0.2
Operating cost and expenses for the first quarter 2019	$435.4

Mexican Open-pit Operations:

	First Quarter		Variance
(in millions)	2019	2018	Value	%
Net sales	$1,072.1	$1,068.6	$3.5	0.3%
Operating costs and expenses	(521.3)	(516.3)	(5.0)	1.0%
Operating income	$550.8	$552.3	$(1.5)	(0.3)%

Net Sales in the first quarter of 2019 were $1,072.1 million, compared to $1,068.6 million in the first quarter of 2018. The increase of $3.5 million was principally due to higher copper, silver and molybdenum sales volumes, partially offset by lower copper and silver prices.

Operating costs and expenses in the first quarter of 2019 increased by $5.0 million to $521.3 million from $516.3 million in the same 2018 period, primarily due to:

Operating cost and expenses for the first quarter 2018	$516.3
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption and lower capitalized leachable material, partially offset by lower cost of metals purchased from third parties, and foreign currency effect.	8.3
• Higher selling, general and administrative expense.	4.4
Less:
• Lower depreciation, amortization and depletion expense.	(7.5)
• Lower exploration expenses.	(0.2)
Operating cost and expenses for the first quarter 2019	$521.3

Mexican Underground Operations (IMMSA):

	First Quarter		Variance
(in millions)	2019	2018	Value	%
Net sales	$121.1	$149.2	$(28.1)	(18.8)%
Operating costs and expenses	(116.7)	(110.3)	(6.4)	5.8%
Operating income	$4.4	$38.9	$(34.5)	(88.7)%

Net Sales in the first quarter of 2019 were $121.1 million, compared to $149.2 million in the first quarter of 2018. This decrease of $28.1 million was primarily due to lower metal prices.

Operating costs and expenses in the first quarter of 2019 increased by $6.4 million to $116.7 million from $110.3 million in the first quarter of 2018, primarily due to:

Operating cost and expenses for the first quarter 2018	$110.3
Plus:
• Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher power and operating contractors costs, partially offset by lower inventory consumption.	4.4
• Higher exploration expense.	0.7
• Higher depreciation, amortization and depletion expense.	1.9
Less:
• Lower selling, general and administrative expenses.	(0.6)
Operating cost and expenses for the first quarter 2019	$116.7

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the first quarter 2019 and 2018 (in millions):

	2019	2018	Variance
Net cash provided by operating activities	$371.3	$649.8	$(278.5)
Net cash (used for) provided by investing activities	$(172.8)	$(301.4)	$128.6
Net cash used in financing activities	$(309.3)	$(232.8)	$(76.5)

Net cash provided by operating activities:

The change in net cash from operating activities for the first quarter of 2019 and 2018 include (in millions):

	2019	2018	Variance	% Change
Net income	$389.2	$471.9	$(82.7)	(17.5)%
Depreciation, amortization and depletion	181.6	162.0	19.6	12.1%
Provision (benefit) from deferred income taxes	38.9	(23.9)	62.8	(262.8)%
Loss on foreign currency transaction effect	2.3	26.4	(24.1)	(91.3)%
Other adjustments to net income	2.5	(1.5)	4.0	(266.7)%
Change in operating assets and liabilities	(243.2)	14.9	(258.1)	(1,732.2)%
Net cash provided by operating activities	$371.3	$649.8	$(278.5)	(42.9)%

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts, foreign currency fluctuations and changes in operating assets and liabilities.

First quarter 2019: Net income was $389.2 million, approximately 104.8% of the net operating cash flow. An increase in operating assets and liabilities decreased operating cash flow by $243.2 million and included:

•                  $(54.3) million increase in accounts receivable.

•                  $(7.4) million of net increase in inventory, which included $(28.2) million of higher leaching inventory, and $(0.8) million of higher supplies inventory, partially offset by $15.5 million of lower finished goods and $6.1 million of lower work in process.

•                  $(132.9) million decrease in accounts payable and accrued liabilities, which included principally $(114.8) million of income taxes and workers’ participation payments at our Peruvian operations.

•                  $(48.6) million decrease in other operating assets and liabilities.

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

Net cash used for investing activities:

First quarter 2019: Net cash used for investing activities included $173.1 million for capital investments. The capital investments included:

•                  $84.7 million of investments at our Mexican operations:

•                  $6.1 million for the new tailing disposal deposit at the Buenavista mine,

•                  $6.1 million for the over elevation of tailings deposit N° 7 at the La Caridad Mine,

•                  $1.6 million for the new projects infrastructure,

•                  $0.5 million for the Sonora River water restitution system located in the Moritas basin,

•                  $26.8 million at our IMMSA unit,

•                  $46.2 million for various other replacement and maintenance expenditures, and

•                  $(2.6) million increase in capital expenditures incurred but not yet paid.

•                  $88.4 million of investments at our Peruvian operations:

•                  $7.4 million for the Toquepala concentrator expansion project,

•                  $2.0 million for the tailings disposal at Quebrada Honda project,

•                  $3.0 million for the Ilo sulfuric acid plant N°1 modification,

•                  $13.9 million for the Toquepala equipment acquisition,

•                  $36.2 million for various other replacement and maintenance expenditures, and

•                  $25.9 million decrease in capital expenditures incurred but not yet paid.

The first quarter 2019 investment activities include $0.3 million of net proceeds from short-term investments.

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

Net cash used for financing activities:

Net cash used for financing activities in the first quarter of 2019 was $309.3 million, compared to $232.8 million in the first quarter of 2018. The first quarter of 2019 included a dividend distribution of $309.2 million, compared to a distribution of $231.9 million in the same period of 2018.

Dividends:

On February 26, 2019, we paid a dividend of $0.40 per share totaling $309.2 million. In addition, as part of the settlement of claims brought on behalf of the Company and its shareholders against Grupo Mexico, AMC and certain current and former directors (together with Grupo Mexico and AMC, the “Defendants”) a dividend of $0.44428 per share was paid on February 21, 2019 to shareholders of record at the close of business on February 11, 2019, other than the Defendants. The settlement dividend, totaling $36.5 million is an obligation of Grupo Mexico and AMC and therefore, has been funded by them. In addition, Grupo Mexico and AMC paid $13.5 million of legal fees. For more information, please see “Litigation matters — Corporate operations” in Note 9 “Commitments and Contingencies” of our condensed consolidated financial statements. On April 11, 2019, our Board of Directors authorized a quarterly dividend of $0.40 per share, expected to total $309.2 million, to be paid on May 17, 2019 to SCC shareholders of record at the close of business on May 03, 2019.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the first quarter of 2019. Please see item 7 in Part II of our 2018 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 33) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	$ million	$ per pound	$ million	$ per pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$844.1	$1.72	$876.5	$2.00
Add:
Selling, general and administrative	28.5	0.06	24.1	0.06
Sales premiums, net of treatment and refining charges	11.6	0.02	(0.8)	0.00
Less:
Workers’ participation	(48.7)	(0.01)	(55.9)	(0.13)
Cost of metal purchased from third parties	(52.0)	(0.11)	(146.9)	(0.34)
Other cost of sales, net	(29.9)	(0.01)	(56.1)	(0.13)
Inventory change	(4.2)	(0.00)	47.4	0.11
Operating Cash Cost before by-products revenues	$749.4	$1.53	$688.3	$1.57
Add:
By-product revenues (1)	(292.0)	(0.59)	(321.8)	(0.74)
Net revenue on sale of metal purchased from third parties	(13.7)	(0.03)	(21.2)	(0.04)
Total by-product revenues	(305.7)	(0.62)	(343.0)	(0.78)

Operating cash cost, net of by-product revenues	$443.7	$0.90	$345.3	$0.79

Total pounds of copper produced (in millions)	491.1		437.8

(1)               By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	$ million	$ per pound	$ million	$ per pound
Molybdenum	$(118.3)	$(0.24)	$(136.3)	$(0.31)
Silver	(64.2)	(0.13)	(60.3)	(0.14)
Zinc	(46.6)	(0.10)	(63.1)	(0.14)
Sulfuric Acid	(31.0)	(0.06)	(25.6)	(0.06)
Gold and others	(31.9)	(0.06)	(36.5)	(0.09)
Total	$292.0	$(0.59)	$321.8	$(0.74)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended March 31, 2019.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three months ended March 31, 2019 and 2018:

	2019	2018
Peru:
Peruvian inflation rate	0.88%	0.97%

Initial exchange rate	3.379	3.245
Closing exchange rate	3.321	3.229
Appreciation/(devaluation)	1.72%	0.49%

Mexico:
Mexican inflation rate	0.44%	1.24%

Initial exchange rate	19.683	19.735
Closing exchange rate	19.379	18.345
Appreciation/(devaluation)	1.54%	7.05%

Change in monetary position:

Assuming an exchange rate variance of 10% at March 31, 2019 we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect on net earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$16.6
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(20.3)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$10.5
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(12.8)

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended March 31, 2019.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2019, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2019, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.              Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.              Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Beginning January 1, 2019, the Company adopted ASC 842, Leases. In relation to this, the Company implemented changes to its internal controls related to lease accounting. These changes included performing a comprehensive lease scoping analysis to identify, disaggregate and evaluate each of the Company’s lease categories and implementing a model to calculate right-of-use assets and lease liabilities values for the Company’s leases. There were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the first quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of March 31, 2019, the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of earnings, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 29, 2019

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

There have been no material changes to our risk factors during the three months ended March 31, 2019. For additional information on risk factors, refer to “Risk Factors”  included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019.

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

The NYSE closing price of SCC common shares at March 31, 2019 was $39.68 and the maximum number of shares that the Company could purchase at that price is 2.1 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of March 31, 2019. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2019 and 2018; (ii)

the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iii) the Condensed Consolidated Balance Sheet at March 31, 2019 and December 31, 2018; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 and 2018; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2019 and 2018; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iii) the Condensed Consolidated Balance Sheet at March 31, 2019 and December 31, 2018; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 and 2018; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

April 29, 2019

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

April 29, 2019