Form 10-Q
period 2019-06-30
SOUTHERN COPPER CORP/
filed 2019-07-26
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number: 1-14066

SOUTHERN COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1440 East Missouri Avenue Suite 160 Phoenix, AZ	85014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (602) 264-1375

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, par value $0.01 per share	SCCO	New York Stock Exchange Lima Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	⌧	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

As of July 24, 2019 there were outstanding 773,058,869 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions, except for per share amounts)
Net sales (including sales to related parties, see note 7)	$1,818.0	$1,837.2	$3,571.4	$3,678.4
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	867.3	851.7	1,711.4	1,728.2
Selling, general and administrative	30.9	26.2	59.4	50.3
Depreciation, amortization and depletion	198.8	162.6	380.4	324.6
Exploration	7.4	9.1	12.9	14.3
Total operating costs and expenses	1,104.4	1,049.6	2,164.1	2,117.4

Operating income	713.6	787.6	1,407.3	1,561.0

Interest expense	(90.2)	(90.2)	(180.3)	(180.5)
Capitalized interest	6.2	21.6	18.5	42.6
Other income (expense)	23.0	(3.1)	28.3	(5.5)
Interest income	4.4	2.8	8.1	5.4
Income before income taxes	657.0	718.7	1,281.9	1,423.0
Income taxes (including royalty taxes, see Note 4)	251.1	309.1	489.0	545.7
Net income before equity earnings of affiliate	405.9	409.6	792.9	877.3
Equity earnings (loss) of affiliate, net of income tax	(1.5)	1.5	0.7	5.6
Net income	404.4	411.1	793.6	882.9
Less: Net income attributable to the non-controlling interest	2.0	1.5	3.0	2.6
Net income attributable to SCC	$402.4	$409.6	$790.6	$880.3

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$0.52	$0.53	$1.02	$1.14
Dividends declared and paid	$0.40	$0.30	$0.80	$0.60
Weighted average shares outstanding-basic and diluted	773.0	773.0	773.0	773.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
Net income and comprehensive income	$404.4	$411.1	$793.6	$882.9
Comprehensive income attributable to the non-controlling interest	2.0	1.5	3.0	2.6
Comprehensive income attributable to SCC	$402.4	$409.6	$790.6	$880.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2019	2018
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$752.2	$844.6
Short-term investments	118.8	213.8
Accounts receivable trade	787.1	822.4
Accounts receivable other (including related parties 2019- $91.0 and 2018 - $101.5)	148.6	150.2
Inventories	1,068.6	1,032.7
Prepaid taxes	195.0	87.0
Other current assets	27.8	29.3
Total current assets	3,098.1	3,180.0

Property and mine development, net	9,414.6	9,403.8
Ore stockpiles on leach pads	1,205.8	1,177.4
Intangible assets, net	148.2	147.7
Right-of-use assets	1,076.3	—
Deferred income tax	208.5	400.9
Equity method investment	103.0	103.6
Other non-current assets	90.1	71.4
Total assets	$15,344.6	$14,484.8

LIABILITIES
Current liabilities:
Current portion of long-term debt	$399.6	$—
Accounts payable (including related parties 2019- $66.7 and 2018- $75.3)	630.8	673.4
Accrued income taxes	72.5	232.8
Accrued workers’ participation	98.6	206.7
Accrued interest	83.9	83.9
Lease liabilities current	64.5	—
Other accrued liabilities	35.5	19.5
Total current liabilities	1,385.4	1,216.3
Long-term debt	5,562.1	5,960.1
Lease liabilities	1,011.8	—
Deferred income taxes	210.0	202.6
Non-current taxes payable	62.7	207.1
Other liabilities and reserves	75.3	68.2
Asset retirement obligation	248.7	217.7
Total non-current liabilities	7,170.6	6,655.7

Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY (NOTE 11)
Common stock par value $0.01; shares authorized, 2019 and 2018–2,000; shares issued, 2019 and 2018–884.6	8.8	8.8
Additional paid-in capital	3,407.6	3,393.7
Retained earnings	6,358.7	6,186.9
Accumulated other comprehensive income	(2.4)	(2.4)
Treasury stock, at cost, common shares	(3,032.4)	(3,019.6)
Total Southern Copper Corporation stockholders’ equity	6,740.3	6,567.4
Non-controlling interest	48.3	45.4
Total equity	6,788.6	6,612.8
Total liabilities and equity	$15,344.6	$14,484.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
OPERATING ACTIVITIES
Net income	$404.4	$411.1	$793.6	$882.9
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	198.8	162.6	380.4	324.6
Equity earnings of affiliate, net of dividends received	1.8	(0.2)	0.6	(0.5)
Loss on foreign currency transaction effect	7.1	—	9.4	26.4
Provision (benefit) for deferred income taxes	11.4	8.4	50.2	(15.5)
Other, net	3.8	(6.7)	7.4	(7.9)
Change in operating assets and liabilities:
Decrease in accounts receivable	89.5	60.7	35.3	77.5
(Increase) in inventories	(56.8)	(28.3)	(64.2)	(87.6)
(Decrease) in accounts payable and accrued liabilities	(195.7)	(178.0)	(328.6)	(94.6)
(Increase) in other operating assets and liabilities	(50.2)	(23.4)	(98.8)	(49.2)
Net cash provided by operating activities	414.1	406.2	785.3	1,056.1
INVESTING ACTIVITIES
Capital expenditures	(180.4)	(253.9)	(353.5)	(549.6)
Proceeds from sale (purchase) of short-term investments, net	94.7	5.8	95.0	(0.2)
Other	0.1	(12.4)	0.1	(12.1)
Net cash used in investing activities	(85.6)	(260.5)	(258.4)	(561.9)
FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(309.3)	(231.9)	(618.5)	(463.8)
SCC shareholder derivative lawsuit — received from AMC	—	—	36.5	—
SCC shareholder derivative lawsuit — dividend paid	—	—	(36.5)	—
Other, net	0.3	0.2	0.3	(0.8)
Net cash used in financing activities	(309.0)	(231.7)	(618.2)	(464.6)
Effect of exchange rate changes on cash and cash equivalents	(4.3)	50.3	(1.1)	(1.9)
Increase (decrease) in cash and cash equivalents	15.2	(35.7)	(92.4)	27.7
Cash and cash equivalents, at beginning of year	737.0	1,068.2	844.6	1,004.8
Cash and cash equivalents, at end of year	$752.2	$1,032.5	$752.2	$1,032.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in millions)
TOTAL EQUITY, beginning of period	$6,692.8	$6,389.4	$6,612.8	$6,149.4
STOCKHOLDERS’ EQUITY, beginning of period	6,646.5	6,346.8	6,567.4	6,107.7
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	3,400.4	3,380.1	3,393.7	3,373.3
Other activity of the period	7.2	2.6	13.9	9.4
Balance at end of period	3,407.6	3,382.7	3,407.6	3,382.7
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the period	(2,768.3)	(2,768.7)	(2,768.3)	(2,768.7)
Share repurchase program	—	—	—	—
Used for corporate purposes	0.4	0.4	0.4	0.4
Balance at end of period	(2,767.9)	(2,768.3)	(2,767.9)	(2,768.3)
Parent Company common shares
Balance at beginning of period	(257.7)	(238.9)	(251.3)	(232.4)
Other activity, including dividend, interest and foreign currency transaction effect	(6.8)	(1.9)	(13.2)	(8.4)
Balance at end of period	(264.5)	(240.8)	(264.5)	(240.8)
Treasury stock balance at end of period	(3,032.4)	(3,009.1)	(3,032.4)	(3,009.1)
RETAINED EARNINGS:
Balance at beginning of period	6,265.7	5,965.0	6,186.9	5,726.2
Net earnings	402.4	409.6	790.6	880.3
Dividends declared and paid, common stock, per share, 2019- $0.80, 2018– $0.60	(309.3)	(231.9)	(618.5)	(463.8)
SCC shareholder derivative lawsuit — received from AMC	—	—	36.5	—
SCC shareholder derivative lawsuit — dividend paid	—	—	(36.5)	—
Other activity of the period	(0.1)	0.1	(0.3)	0.1
Balance at end of period	6,358.7	6,142.8	6,358.7	6,142.8
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	(2.4)	0.5	(2.4)	0.5
STOCKHOLDERS’ EQUITY, end of period	6,740.3	6,525.7	6,740.3	6,525.7
NON-CONTROLLING INTEREST, beginning of period	46.3	42.6	45.4	41.7
Net earnings	2.0	1.5	3.0	2.6
Distributions paid	—	(0.7)	(0.1)	(0.9)
NON-CONTROLLING INTEREST, end of period	48.3	43.4	48.3	43.4
TOTAL EQUITY, end of period	$6,788.6	$6,569.1	$6,788.6	$6,569.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At June 30, 2019, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation ("SCC" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2019 and the results of operations, comprehensive income, cash flows and changes in equity for the three and six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. The December 31, 2018 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2018 and notes included in the Company’s 2018 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At June 30,	At December 31,
	2019	2018
Trading securities	$118.0	$213.1
Weighted average interest rate	2.4%	2.2%

Available-for-sale	$0.8	$0.7
Weighted average interest rate	0.7%	0.7%
Total	$118.8	$213.8

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and at June 30, 2019 and December 31, 2018, included corporate bonds and asset and mortgage backed obligations. As of June 30, 2019 and December 31, 2018, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2019		2018	2019		2018
Trading:
Interest earned	$	(*)	$0.1		$0.1	$0.1
Unrealized gain (loss) at the end of the period	$	(*)	$(0.1)	$	(*)	$(0.2)

Available-for-sale:
Interest earned		(*)	(*)		(*)	(*)
Investment redeemed		$—	$0.1		$—	$0.2

(*) Less than $0.1 million.

NOTE 3 — INVENTORIES:

Inventories were as follows:

	At June 30,	At December 31,
(in millions)	2019	2018
Inventory, current:
Metals at average cost:
Finished goods	$66.3	$69.6
Work-in-process	271.4	256.8
Ore stockpiles on leach pads	354.8	328.0
Supplies at average cost	376.1	378.3
Total current inventory	$1,068.6	$1,032.7
Inventory, long-term:
Ore stockpiles on leach pads	$1,205.8	$1,177.4

During the six months ended June 30, 2019 and 2018, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $244.6 million and $256.8 million, respectively. Leaching inventories recognized in cost of sales amounted to $189.5 million and $155.6 million for the six months June 30, 2019 and 2018, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first six months of 2019 and 2018 consisted of ($ in millions):

	2019	2018
Statutory income tax provision	$429.1	$473.3
GILTI Tax	—	8.4
Peruvian royalty	6.5	4.4
Mexican royalty	35.2	45.0
Peruvian special mining tax	18.2	14.6
Total income tax provision	$489.0	$545.7

Effective income tax rate	38.1%	38.3%

These provisions include income taxes for Peru, Mexico and the United States. In addition, the Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The effective tax rate for the first six months of 2019 remained relatively unchanged from the same period in the prior year, only decreasing by 0.2%. There was a 1.2% decrease in the rate due to the movement in exchange gain or loss from the appreciation in 2019 of the Mexican peso versus the U.S. dollar measured against the devaluation of the Mexican peso in the same period of 2018, which was mostly offset by an increase in the rate of 1.0% due to small increases in Peruvian income tax, dividend tax and Special Mining tax.

Peruvian royalty and special mining tax: The mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. The minimum royalty charge assessed at 1% of net sales is recorded as cost of sales and those amounts assessed against operating income are included in the income tax provision. The Company has accrued $19.8 million and $15.9 million of royalty charge in the first six months of 2019 and 2018, respectively, of which $6.5 million and $4.4 million were included in income taxes in 2019 and 2018, respectively.

The special mining tax is based on operating income and its rate ranges from 2% to 8.4%. It begins at 2% for operating income margin up to 10% and increases by 0.4% of operating income for each additional 5% of operating income until 85% of operating income is reached. The Company has accrued $18.2 million and $14.6 million of special mining tax as part of the income tax provision for the first six months of 2019 and 2018, respectively.

Mexican mining royalty: Mexico has a mining royalty charge of 7.5% on earnings before taxes as defined by Mexican tax regulations and an additional royalty charge of 0.5% over gross income from sales of gold, silver and platinum. The Company has accrued $35.2 million and $45.0 million of royalty taxes as part of the income tax provision for the first six months of 2019 and 2018, respectively.

Accounting for uncertainty in income taxes:

The amount of unrecognized tax benefits (UTB’s) that, if recognized, could affect the effective tax rate was $69.5 million at June 30, 2019, and $214.5 million at December 31, 2018. The change in the UTB’s relate entirely to U.S. income tax matters and the Company has no unrecognized Peruvian or Mexican tax benefits. The $145 million reduction during the quarter is due to the settlement with the Internal Revenue Service (IRS) of the examination of the 2011-2013 tax years. The change in the UTB’s had been anticipated by the Company, but because of the income tax accounting rules under ASC 740, the issues had to be effectively settled and the examination closed before the effect was final and reflected in the financial statements. The audit closing resulted in an immaterial tax benefit in the financial statements that was the result of the removal of the previous accrual of interest and penalty. The remaining reversal of uncertain tax positions was offset by changes in the deferred tax asset for foreign tax credits and valuation allowance.

The Internal Revenue Service field audit of 2014-2016 commenced during the six months ended June 30, 2019 and with the closing of the 2011-2013 examination, the remaining years open to examination and adjustment in the United States are 2014 and all subsequent years.

Management does not expect that any of the open years will result in a cash payment within the upcoming twelve months ending June 30, 2020. The Company's reasonable expectations about future resolutions of uncertain items did not materially change during the six months ended June 30, 2019.

NOTE 5 — REVENUE:

On January 1, 2018, the Company adopted FASB Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Upon adoption by the Company, no cumulative effect adjustment was required to be recognized, as the adoption of the standard did not result in a change to the way the Company recognizes its revenue.

The Company’s net sales were $3,571.4 million in the six months ended June 30, 2019, compared to $3,678.4 million in the same period of 2018. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended June 30, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$312.9	$92.7	$—	$(25.4)	$380.2
United States	257.9	1.6	21.6	—	281.1
Peru	—	—	93.0	—	93.0
Brazil	—	5.1	44.6	—	49.7
Chile	—	—	59.3	—	59.3
Other American countries	11.3	0.8	0.8	—	12.9
Europe:
Switzerland	183.0	5.1	73.0	—	261.1
Italy	7.8	2.8	63.7	—	74.3
Spain	46.8	—	—	—	46.8
Other European countries	22.4	9.0	67.1	—	98.5
Asia:
Singapore	72.1	4.7	195.3	—	272.1
Japan	6.3	—	126.4	—	132.7
Other Asian countries	34.1	0.5	21.7	—	56.3
Total	$954.6	$122.3	$766.5	$(25.4)	$1,818.0

	Three Months Ended June 30, 2018
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$328.1	$109.3	$—	$(18.8)	$418.6
United States	270.9	0.6	56.9	—	328.4
Peru	—	—	106.5	—	106.5
Brazil	—	9.7	64.4	—	74.1
Chile	—	—	23.6	—	23.6
Other American countries	13.8	1.6	0.2	—	15.6
Europe:
Switzerland	116.7	17.8	30.6	—	165.1
Italy	4.7	8.0	78.1	—	90.8
Spain	44.2	—	—	—	44.2
Other European countries	69.9	5.8	22.4	—	98.1
Asia:
Singapore	140.2	—	146.6	—	286.8
Japan	29.1	—	104.0	—	133.1
Other Asian countries	43.5	0.3	8.5	—	52.3
Total	$1,061.1	$153.1	$641.8	$(18.8)	$1,837.2

	Six Months Ended June 30, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$664.2	$179.5	$—	$(45.3)	$798.4
United States	536.9	3.0	28.3	—	568.2
Peru	1.6	—	178.7	—	180.3
Brazil	—	12.3	92.9	—	105.2
Chile	1.1	—	79.2	—	80.3
Other American countries	24.1	1.2	2.7	—	28.0
Europe:
Switzerland	408.3	17.1	183.4	—	608.8
Italy	37.0	8.3	111.0	—	156.3
Spain	92.3	—	—	—	92.3
Other European countries	45.4	14.9	121.0	—	181.3
Asia:
Singapore	130.6	6.4	247.8	—	384.8
Japan	16.1	—	244.0	—	260.1
Other Asian countries	69.1	0.7	57.6	—	127.4
Total	$2,026.7	$243.4	$1,346.6	$(45.3)	$3,571.4

	Six Months Ended June 30, 2018
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$696.9	$220.7	$—	$(38.4)	$879.2
United States	519.3	5.5	98.4	—	623.2
Peru	—	—	200.0	—	200.0
Brazil	—	22.3	127.3	—	149.6
Chile	—	—	59.6	—	59.6
Other American countries	26.4	2.3	1.2	—	29.9
Europe:
Switzerland	199.0	27.1	74.4	—	300.5
Italy	13.1	13.5	160.3	—	186.9
Spain	88.7	—	—	—	88.7
Other European countries	121.7	10.5	48.1	—	180.3
Asia:
Singapore	284.1	—	279.0	—	563.1
Japan	73.3	—	219.3	—	292.6
Other Asian countries	107.2	0.5	17.1	—	124.8
Total	$2,129.7	$302.4	$1,284.7	$(38.4)	$3,678.4

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
(in millions)	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$800.2	$12.0	$651.0	$(14.3)	$1,448.9
Molybdenum	93.5	—	61.0	—	154.5
Silver	37.4	17.2	20.7	(6.5)	68.8
Zinc	—	79.4	—	(3.8)	75.6
Other	23.5	13.7	33.8	(0.8)	70.2
Total	$954.6	$122.3	$766.5	$(25.4)	$1,818.0

	Three Months Ended June 30, 2018
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
(in millions)	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$911.7	$15.9	$571.9	$(11.0)	$1,488.5
Molybdenum	73.9	—	30.6	—	104.5
Zinc	—	94.8	—	—	94.8
Silver	48.1	23.9	18.4	(7.1)	83.3
Other	27.4	18.5	20.9	(0.7)	66.1
Total	$1,061.1	$153.1	$641.8	$(18.8)	$1,837.2

	Six Months Ended June 30, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
(in millions)	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,695.3	$23.0	$1,173.4	$(27.2)	$2,864.5
Molybdenum	183.6	—	89.2	—	272.8
Silver	87.8	34.5	35.6	(12.3)	145.6
Zinc	—	156.5	—	(4.2)	152.3
Other	60.0	29.4	48.4	(1.6)	136.2
Total	$2,026.7	$243.4	$1,346.6	$(45.3)	$3,571.4

	Six Months Ended June 30, 2018
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
(in millions)	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,821.1	$27.1	$1,135.9	$(22.2)	$2,961.9
Molybdenum	164.9	—	75.9	—	240.8
Zinc	—	189.8	—	(0.1)	189.7
Silver	90.7	44.5	33.8	(14.6)	154.4
Other	53.0	41.0	39.1	(1.5)	131.6
Total	$2,129.7	$302.4	$1,284.7	$(38.4)	$3,678.4

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of June 30, 2019:
Trade receivables	$378.6	$39.8	$368.7	$—	$787.1
Related parties	82.2	—	—	8.8	91.0

As of December 31, 2018:
Trade receivables	$505.9	$50.5	$266.0	$—	$822.4
Related parties	81.6	—	—	19.9	101.5

As of June 30, 2019, the Company has long-term contracts with promises to deliver the following products:

Copper concentrates (in tons)	1,090,000
Copper cathodes (in tons)	48,000
Molybdenum concentrates (in tons)	24,106
Sulfuric acid (in tons)	331,620

Provisionally priced sales: At June 30, 2019, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the June 30, 2019 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2019:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	123.5	2.72	July through November 2019
Molybdenum	13.8	11.85	July through September 2019

The provisional sales price adjustment included in accounts receivable and net sales at June 30, 2019 includes negative adjustments of $6.4 million and $5.7 million for copper and molybdenum, respectively.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 6 — ASSET RETIREMENT OBLIGATION:

Peruvian operations:

The Company maintains an asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex and a warehouse in Lima as support for this obligation. The accepted values of these facilities, for this purpose, are of $45.3 million. Through June 2019, the Company has provided guarantees of $37.8 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the Ilo smelter and refinery, and the shops and auxiliary facilities at the three units. In March 2016, MINEM approved the Mining Closure Plan for the Toquepala expansion project. The closure plan for the Tia Maria project was approved in February 2017 and the construction permit was received on July 8, 2019. However, the has not recorded a retirement obligation for the Tia

Maria project because the work on the project is still on hold. The Company believes that under these circumstances the recording of a retirement obligation is not appropriate. In accordance with requirements of Peruvian law, the Company in December 2017 and February 2018, submitted to MINEM revised closure plans for the Cuajone mine and the Ilo facilities respectively. The revised closure plan for the Ilo facility was approved in January 2019 and after comments received from MINEM, the Company submitted a new revised closure plan for the Cuajone mine which at June 30, 2019 is pending approval. As result of these new estimates, in the second quarter of 2019, the Company has increased the asset retirement obligation by $28.1 million.

Mexican operations:

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

The following table summarizes the asset retirement obligation activity for the six months ended June 30, 2019 and 2018 (in millions):

	2019	2018
Balance as of January 1,	$217.7	$222.5
Changes in estimates	25.2	(15.6)
Closure payments	(0.4)	—
Accretion expense	6.2	6.2
Balance as of June 30,	$248.7	$213.1

NOTE 7 — RELATED PARTY TRANSACTIONS:

The Company has entered into certain transactions in the ordinary course of business with parties that are controlling shareholders or their affiliates. These transactions include the lease of office space, air and railroad transportation, construction services, energy supply, and other products and services related to mining and refining. The Company lends and borrows funds among affiliates for acquisitions and other corporate purposes. These financial transactions bear interest and are subject to review and approval by senior management, as are all related party transactions. It is the Company’s policy that the Audit Committee of the Board of Directors shall review all related party transactions. The Company is prohibited from entering or continuing a material related party transaction that has not been reviewed and approved or ratified by the Audit Committee.

Receivable and payable balances with related parties are shown below (in millions):

	At June 30,	At December 31,
	2019	2018
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$75.5	$74.4
Americas Mining Corporation (“AMC”)	—	11.0
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	—	0.2
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.4	1.4
Ferrocarril Mexicano, S.A. de C.V.	0.1	0.1
Grupo Mexico	2.7	2.7
Mexico Generadora de Energia S. de R.L. ("MGE")	10.7	10.3
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.5	0.6
Related to the controlling group:
Boutique Bowling de Mexico S.A. de C.V.	0.1	0.3
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.9	0.1
Operadora de Cinemas S.A. de C.V.	0.1	0.4
	$91.0	$101.5
Related parties payable:
Grupo Mexico and affiliates:
Asarco LLC	$8.4	$4.1
AMMINCO	2.0	8.0
Eolica El Retiro, S.A.P.I. de C.V.	0.5	1.0
Ferrocarril Mexicano S.A. de C.V.	8.9	6.4
Grupo Mexico	1.5	0.6
MGE	31.0	40.6
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	14.3	14.4
Related to the controlling group:
Boutique Bowling de Mexico S.A. de C.V.	0.1	0.1
Operadora de Cinemas S.A. de C.V.	—	0.1
	$66.7	$75.3

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the six months ended June 30, 2019 and 2018 (in millions):

	2019	2018
Purchase activity
Asarco LLC	$19.8	$24.0
AMMINCO	4.4	—
Eolica El Retiro, S.A.P.I. de C.V.	2.0	1.3
Ferrocarril Mexicano, S.A. de C.V.	20.5	22.9
Grupo Mexico	5.0	9.0
MGE	100.7	101.5
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	35.6	44.5
Total purchases	$188.0	$203.2
Sales activity
Asarco LLC	$5.8	$70.9
Ferrocarril Mexicano, S.A. de C.V.	0.1	—
MGE	21.8	41.8
Total sales	$27.7	$112.7

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

In the six months ended June 30, 2019, the Company made donations of $4.8 million to Fundacion Grupo Mexico A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations.

In addition, in December 2018, in accordance with the Company´s tax sharing agreement with its parent, the Company´s Peruvian operations advanced $11 million to AMC for the payment of the Company’s portion of the GILTI tax that later was determined not to be necessary. This amount was reimbursed to the Company in the first quarter of 2019.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano, S.A de C.V. and for construction services provided by Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates, which are all subsidiaries of Grupo Mexico.

The Company’s Mexican operations purchased scrap and other residual copper mineral from Asarco LLC, and power from MGE. Both companies are subsidiaries of Grupo Mexico.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying 4.6% of its power output to third-party energy users; compared to 17% at June 30, 2018.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and started to sell power to Industrial Minera Mexico and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro is supplying approximately 27.8% of its power output to IMMSA.

The Company sold copper cathodes, rod and anodes, as well as sulfuric acid, silver, gold and lime to Asarco LLC. In addition, the Company received fees for building rental and maintenance services provided to Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates and for natural gas and services provided to MGE; all subsidiaries of Grupo Mexico.

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the six months ended June 30, 2019 and 2018 (in millions):

	2019	2018
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$0.1
Empresarios Industriales de Mexico, S.A. de C.V.	0.1	—
Mextransport	0.8	0.7
Operadora de Cinemas S.A. de C.V.	—	0.1
Total purchases	$1.0	$0.9
Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$—	$0.1
Mextransport	0.9	0.7
Operadora de Cinemas S.A. de C.V.	—	0.1
Total sales	$0.9	$0.9

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

Mextransport provides aviation services to the Company´s Mexican operations. This is a company controlled by the Larrea family.

The Company´s Mexican operations also paid fees for surveillance services provided by Empresarios Industriales de Mexico, S.A. de C.V. This is also a company controlled by the Larrea family.

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

In the second quarter of 2019, the Company did not have purchase or sales activities with companies having relationships with SCC executive officers.

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

The components of net periodic benefit costs for the six months ended June 30, 2019 and 2018 are as follows (in millions):

(in millions)	2019	2018
Service cost	$0.5	$0.5
Interest cost	0.9	0.8
Expected return on plan assets	(1.7)	(1.8)
Amortization of prior service cost / (credit)	0.1	0.1
Amortization of net loss/(gain)	0.1	0.1
Net periodic benefit cost	$(0.1)	$(0.3)

Post-retirement health care plans:

United States: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits”.

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the six months ended June 30, 2019 and 2018 are as follows (in millions):

(in millions)	2019	2018
Interest cost	$0.5	$0.5
Amortization of net loss (gain)	(0.1)	(0.1)
Amortization of prior service cost/ (credit)	(*)	(*)
Net periodic benefit cost	$0.4	$0.4

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

Environmental capital investments in the six months ended June 30, 2019 and 2018 were as follows (in millions):

	2019	2018
Peruvian operations	$13.9	$18.0
Mexican operations	18.4	26.5
	$32.3	$44.5

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defines new AQS for daily sulfur dioxide in the air. The Company believes that these new AQS will allow Peruvian industry to be more competitive with other countries. As of June 30, 2019, the Company maintains a lower daily average level of µg/m3 of SO2, than those required by the new AQS.

Soil Environmental Quality Standards (“SQS”): In 2013, the Peruvian government enacted SQS applicable to any existing facility or project that generates or could generate the risk of soil contamination in its area of operation or influence. In March 2014, MINAM issued a supreme decree, which established additional provisions for the gradual implementation of SQS.

In accordance with the regulatory requirements, the Company has been working on a characterization phase and a Soil Decontamination Plan (“SDP”) for environmentally impacted sites in each of its operating units (Toquepala, Cuajone, and Ilo) with the assistance of consulting companies. It is estimated that the Toquepala and Cuajone SDP will be presented to the authorities for review and approval at the end of the third quarter of 2019, and the Ilo SDP will be submitted during the last quarter of 2019.

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

Litigation matters:

Peruvian operations

The Tia Maria Mining Project

There are four lawsuits filed against the Peruvian Branch of the Company related to the Tia Maria project. The lawsuits seek (i) to declare null and void the resolution which approved the Environmental Impact Assessment of the project; (ii) the cancellation of the project and the withdrawal of mining activities in the area and (iii) to declare null and void the mining concession application of the Tia Maria project. The lawsuits were filed by Messrs. Jorge Isaac del Carpio Lazo (filed May 22, 2015), Ernesto Mendoza Padilla (filed May 26, 2015), Juan Alberto Guillen Lopez (filed June 18, 2015) and Junta de Usuarios del Valle del Tambo (filed April 30, 2015).

The del Carpio Lazio case was rejected by the court of first instance on November 14, 2016. The plaintiff filed an appeal before the Superior Court on January 3, 2017. On January 9, 2018, the lawyers of both parties presented their respective positions before the Appellate Court. On March 8, 2018, the Appellate Court issued its final decision, which upholds the first instance ruling. On April 27, 2018, the plaintiff filed an extraordinary appeal before the Supreme Court. As of June 30, 2019, the case remains pending resolution.

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. As of June 30, 2019, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. As of June 30, 2019, the case remains pending resolution without further developments.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. On May 2016, the Company was included in the process, after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. As of June 30, 2019, the case remains pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization, since 1995. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of June 30, 2019, the case remains pending resolution without further developments. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. The amount of this contingency cannot be reasonably estimated by management at this time.

Mexican operations

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution that occurred at a leaching pond of the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for the environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and remains pending resolution as of June 30, 2019.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Two of the collective action lawsuits have been dismissed by the court. The plaintiffs in the four remaining lawsuits are: Acciones Colectivas de Sinaloa, A.C. which established two collective actions, Defensa Colectiva A.C.; and Ana Luisa Salazar Medina et al. which has been granted a collective action certification. The remaining plaintiffs have requested cautionary measures on the construction of facilities for the monitoring of public health services and the prohibition of the closure of the Río Sonora Trust. As of June 30, 2019, regarding the case of Ana Luisa Salazar Medina et al, the trial date has expired. Since the plaintiffs were notified of the expiration of their claims and did not appeal the resolution, this lawsuit has concluded, without responsibility for Buenavista del Cobre, S.A. de C.V. The other cases remain pending resolution as of June 30, 2019.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Domínguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro

et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. During the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. During the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages, such lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria Peña Molina, et al. As of June 30, 2019, these cases remain pending resolution.

During 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al which established two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. During the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. During the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. Regarding the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution which established that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures, with no material effects to BVC’s operations. As of June 30, 2019, the remaining cases are still pending resolution.

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

Labor matters:

Peruvian operations: 64% of the Company’s 4,834 Peruvian employees were unionized at June 30, 2019. Currently, there are six separate unions, one large union and five smaller unions. In June 2018, the Company signed a three-year collective bargaining agreement with one of the smaller unions. This agreement includes, among other things, annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/45,000 (approximately $13,600) which was recorded as labor expense. In August 2018, the Company signed a three-year collective bargaining agreement with three additional unions. This agreement includes, among other things, annual salary increases of 5% for each year starting December 2018, and a signing bonus of S/45,000 (approximately $13,600) which was recorded as labor expense. In March 2019, the Company signed an agreement with one additional union. The agreement also included annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/45,000 (approximately $13,600) which was recorded as labor expense in the first quarter of 2019.

As of June 30, 2019, the Company continues negotiations on collective bargaining agreements with one union.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that will hold the collective bargaining agreement at the San Martín mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions), won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martín mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized again the election results from February 28, 2018; in which the National Federation of Independent Unions won by a majority. The Company is working on a rehabilitation plan to restore operations at the San Martin mine with a budget of $87 million. At June 30, 2019 the plan is in progress with a total expense of $50.1 million. The Company began production in the second quarter of 2019, and expects to fully restore production in the third quarter of 2019.

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of June 30, 2019, the case remains pending resolution without further developments.

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

Other commitments:

Peruvian Operations

Tia Maria:

On August 1, 2014, the Company received the final approval of Tia Maria´s Environmental Impact Assessment (“EIA”). On July 8, 2019, the Company received the construction permit for this 120,000 ton annual SX-EW copper greenfield project with a total capital budget of $1,400 million. This permit was obtained after completing an exhausting review process, complying with all established regulatory requirements and addressing all observations raised.

The Company´s commitment is to guarantee the population of Islay that the Tia Maria project will not adversely affect other local economic activities. The project will use only desalinated seawater for its operations and, for the transportation of its supplies and copper production, the Company will build an 32 kilometer industrial railway and an access road at a safe distance from the Tambo Valley.

The Company reiterates its commitment to delay the construction of the project until it has established, in coordination with the government, a common ground for dialogue with the neighboring communities to address any concerns and provide assurances to achieve more social support for the project. Meanwhile, the Company will continue to work for the welfare of the local population.

The Company´s social programs in education, healthcare and productive development will continue to improve the quality-of-life and the agricultural and livestock activities in the Tambo Valley, as well as the fishing and tourism in Islay. During the construction and operation phase, hiring local labor will be a priority. The Company has successfully launched in June the free technical training program “Forging the Future”, which will benefit 700 persons in this province in 2019-20. After training, the participants will be eligible to apply for one of the estimated 9,000 jobs (3,600 direct and 5,400 indirect) required during the Tia Maria construction phase. The Company strongly believes that the initiation of construction activities for Tia Maria will generate significant economic opportunities for the Islay province and the Arequipa region.

When in operation, the Company expects Tia Maria will generate a significant contribution through mining royalties and taxes from day-one and will directly employ 600 workers and indirectly provide jobs to another 4,200.

Tia Maria´s project budget is approximately $1.4 billion, of which $335.7 million has been invested through June 30, 2019. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and therefore, do not release any emissions into the atmosphere.

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

Toquepala Concentrator Expansion:

In April 2015, the construction permit for the Toquepala expansion project was approved by the MINEM. The project budget is $1,320 million, of which $1,291.6 million has been invested through June 30, 2019. When completed, this project is expected to increase Toquepala’s annual copper production to 258,000 tons in 2019, a 52% production increase, when compared to 2018. The construction of the project was completed and the project began production in the fourth quarter of 2018. Full production was reached in the second quarter of 2019.

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

Moquegua Region: In the Moquegua region, the Company is part of a “development roundtable” in which the local municipal authorities, community representatives and the Company discuss the social needs and the way the Company could contribute to sustainable development in the region. As part of this, the roundtable is discussing the creation of a Moquegua Region Development Fund for which the Company has offered a contribution of S/ 700 million (approximately

$207.2 million). While final funding is not yet settled, the Company has committed to contribute S/ 108.5 million (approximately $32.1 million) in advance, which is being utilized to fund an educational project and S/ 48.4 million (approximately $14.3 million) for a residual water treatment plant in Ilo, a sea-wall embankment and a fresh water facility at El Algarrobal.

In addition, the Company has committed S/ 202.0 million (approximately $59.8 million) for the construction of six infrastructure projects in the Moquegua region under the “social investment for taxes” (obras por impuestos) program which allows the Company to use these amounts as an advance payment of taxes.

As the Toquepala expansion project has been completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $62.4 million in its condensed consolidated financial statements as of June 30, 2019.

Power purchase agreements:

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatt (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects for ten years starting on May 1, 2017 and ending after ten years of commercial operation of the Toquepala Expansion or on April 30, 2029; whichever occurs first.

Mexican operations

Power purchase agreements:

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 7 “Related party transactions”.

●	Eolica el Retiro S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company´s Mexican operations. For further information, please see Note 7 “Related party transactions”.

Corporate operations

Commitment for Capital projects:

As of June 30, 2019, the Company has committed approximately $118.0 million for the development of its capital investment projects at its operations.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended June 30, 2019
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$954.6	$96.9	$766.5	$—	$1,818.0
Intersegment sales	—	25.4	—	(25.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	385.2	104.5	407.5	(29.9)	867.3
Selling, general and administrative	15.7	2.2	9.2	3.8	30.9
Depreciation, amortization and depletion	87.9	13.3	84.5	13.1	198.8
Exploration	0.5	2.6	4.2	0.1	7.4
Operating income	$465.3	$(0.3)	$261.1	$(12.5)	713.6
Less:
Interest, net					(79.6)
Other income (expense)					23.0
Income taxes					(251.1)
Equity earnings of affiliate					(1.5)
Non-controlling interest					(2.0)
Net income attributable to SCC					$402.4
Capital investment	$62.6	$22.5	$94.3	$1.0	$180.4
Property and mine development, net	$4,710.9	$468.9	$3,870.3	$364.5	$9,414.6
Total assets	$8,014.9	$842.1	$4,953.3	$1,534.3	$15,344.6

	Three Months Ended June 30, 2018
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,061.1	$134.3	$641.8	$	$1,837.2
Intersegment sales		18.8		(18.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	404.7	100.9	367.6	(21.5)	851.7
Selling, general and administrative	13.7	2.5	9.0	1.0	26.2
Depreciation, amortization and depletion	81.9	11.1	57.9	11.7	162.6
Exploration	0.5	1.2	6.9	0.5	9.1
Operating income	$560.3	$37.4	$200.4	$(10.5)	787.6
Less:
Interest, net					(65.8)
Other income (expense)					(3.1)
Income taxes					(309.1)
Equity earnings of affiliate					1.5
Non-controlling interest					(1.5)
Net income attributable to SCC					$409.6
Capital investment	$79.5	$9.8	$148.0	$16.6	$253.9
Property and mine development, net	$4,490.7	$433.2	$3,508.9	$739.8	$9,172.6
Total assets	$7,659.1	$951.2	$4,559.6	$876.0	$14,045.9

	Six Months Ended June 30, 2019
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$2,026.7	$198.1	$1,346.6	$—	$3,571.4
Intersegment sales	—	45.3	—	(45.3)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	804.8	204.5	755.5	(53.4)	1,711.4
Selling, general and administrative	32.0	4.0	18.8	4.6	59.4
Depreciation, amortization and depletion	172.9	26.2	159.4	21.9	380.4
Exploration	0.9	4.6	7.1	0.3	12.9
Operating income	$1,016.1	$4.1	$405.8	$(18.7)	1,407.3
Less:
Interest, net					(153.7)
Other income (expense)					28.3
Income taxes					(489.0)
Equity earnings of affiliate					0.7
Non-controlling interest					(3.0)
Net income attributable to SCC					$790.6
Capital investment	$121.2	$47.5	$182.7	$2.1	$353.5
Property and mine development, net	$4,710.9	$468.9	$3,870.3	$364.5	$9,414.6
Total assets	$8,014.9	$842.1	$4,953.3	$1,534.3	$15,344.6

	Six Months Ended June 30, 2018
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$2,129.7	$264.0	$1,284.7	$	$3,678.4
Intersegment sales		38.4		(38.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	816.1	196.4	757.4	(41.7)	1,728.2
Selling, general and administrative	25.6	4.9	18.4	1.4	50.3
Depreciation, amortization and depletion	174.4	22.1	109.7	18.4	324.6
Exploration	1.1	2.5	9.5	1.2	14.3
Operating income	$1,112.5	$76.5	$389.7	$(17.7)	1,561.0
Less:
Interest, net					(132.5)
Other income (expense)					(5.5)
Income taxes					(545.7)
Equity earnings of affiliate					5.6
Non-controlling interest					(2.6)
Net income attributable to SCC					$880.3
Capital investment	$144.2	$22.4	$364.3	$18.7	$549.6
Property and mine development, net	$4,490.7	$433.2	$3,508.9	$739.8	$9,172.6
Total assets	$7,659.1	$951.2	$4,559.6	$876.0	$14,045.9

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the six-month period ended June 30, 2019 and 2018 is as follows (in millions):

	2019	2018
Southern Copper common shares
Balance as of January 1,	$2,768.3	$2,768.7
Purchase of shares	—	—
Used for corporate purposes	(0.4)	(0.4)
Balance as of June 30,	2,767.9	2,768.3

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	251.3	232.4
Other activity, including dividend, interest and foreign currency transaction effect	13.2	8.4
Balance as of June 30,	264.5	240.8
Treasury stock balance as of June 30,	$3,032.4	$3,009.1

	2019	2018
Southern Copper common shares
Directors’ Stock Award Plan	14,400	16,000

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	0.4	1.3

Southern Copper Common Shares:

At June 30, 2019 and 2018, there were in treasury 111,537,217 and 111,567,617 SCC’s common shares, respectively.

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

The NYSE closing price of SCC common shares at June 30, 2019 was $38.85 and the maximum number of shares that the Company could purchase at that price is 2.1 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of June 30, 2019. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company. Under this plan, participants received 1,200 shares of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper common stock have been reserved for this plan. On April 26, 2018, the Company's Board of Directors and the stockholders approved a five-year extension of the Plan until January 29, 2023 and an increase of the shares award from 1,200 to 1,600. The fair value of the award is measured each year at the date of the grant.

Parent Company common shares:

At June 30, 2019 and 2018 there were in treasury 96,570,902 and 101,574,318 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the first six months 2019 and 2018 and the unrecognized compensation expense under this plan were as follows (in millions):

	2019	2018
Stock based compensation expense	$0.3	$0.3
Unrecognized compensation expense	$2.3	$2.9

The following table presents the activity of this plan for the six months ended June 30, 2019 and 2018:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2019	1,840,336	$2.63
Granted	—	—
Exercised	(425,076)	$2.63
Forfeited	—	—
Outstanding shares at June 30, 2019	1,415,260	$2.63
Outstanding shares at January 1, 2018	2,293,120	$2.63
Granted	—	—
Exercised	(49,320)	$2.63
Forfeited	—	—
Outstanding shares at June 30, 2018	2,243,800	$2.63

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

The stock based compensation expense for the first six months ended June 30, 2019 and the unrecognized compensation expense under this plan were as follows (in millions):

2019
Stock based compensation expense	$0.2
Unrecognized compensation expense	$3.4

The following table presents the stock award activity of this plan for the six months ended June 30, 2019:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2019	2,782,424	1.86
Granted	—	—
Exercised	—	1.86
Forfeited	—	—
Outstanding shares at June 30, 2019	2,782,424	1.86

Non-controlling interest:

The following table presents the non-controlling interest activity for the six months ended June 30, 2019 and 2018:

	2019	2018
Balance as of January 1,	$45.4	$41.7
Net earnings	3.0	2.6
Dividend paid	(0.1)	(0.9)
Balance as of June 30,	$48.3	$43.4

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018 (in millions):

	At June 30, 2019		At December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	5,211.9	6,323.5	5,210.7	5,540.0
Long-term debt level 2	749.8	784.0	749.4	761.7
Total long-term debt	$5,961.7	$7,107.5	$5,960.1	$6,301.7

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the cases of the Yankee bonds, the notes due 2020 and the notes due 2022, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of June 30, 2019 and December 31, 2018 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$118.0	$118.0	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.4	—	0.4	—
Mortgage backed securities	0.4	—	0.4	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	335.5	335.5	—	—
Molybdenum	163.9	163.9	—	—
Total	$618.2	$617.4	$0.8	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$213.1	$213.1	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.4	—	0.4	—
Mortgage backed securities	0.3	—	0.3	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	274.3	274.3	—	—
Molybdenum	107.4	107.4	—	—
Total	$595.5	$594.8	$0.7	$—

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

SIGNIFICANT ACCOUNTING POLICIES

With the exception of the change in the Company's leases policy as a result of the adoption of ASC 842, as described above, there have been no new or material changes to the significant accounting policies discussed in the Company’s

Annual Report on Form 10-K for the year ended December 31, 2018, that are of significance, or potential significance to the Company.

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

The weighted average remaining lease term for the Company’s leases is 10 years, and the weighted average discount rate for these leases is 3.56%.

The operating lease expense recognized in the six months ended June 30, 2019 was classified as follows (in millions):

Classification	2019
Cost of sales (exclusive of depreciation, amortization and depletion)	$57.6
Selling, general and administrative	0.1
Exploration	0.1
Total lease expense	$57.8

The Company’s short-term lease costs for the six months ended June 30, 2019 was $0.3 million.

Maturities of lease liabilities were as follows:

Lease liabilities
Year	(in millions)
2019	$57.8
2020	115.4
2021	115.3
2022	112.1
2023	111.1
After 2023	929.1
Total lease payments	$1,440.8
Less: interest on lease liabilities	(364.5)
Present value of lease payments	$1,076.3

NOTE 15 — SUBSEQUENT EVENTS:

Dividends:

On July 18, 2019, the Board of Directors authorized a dividend of $0.40 per share payable on August 22, 2019 to shareholders of record at the close of business on August 08, 2019.

Tia Maria construction license:

On July 8, 2019, the Company received the construction license for the Tia Maria project. Please see further disclosure on Note 9 – Commitments and Contingencies – Other Commitments – Peruvian Operations.

Guaymas sulfuric acid spill:

On July 9, 2019, at the Company´s Marine Terminal in Guaymas, Sonora, there was an incident that caused the discharge of approximately three cubic meters of sulfuric acid into the sea in the industrial port area.

The Guaymas bay has an estimated water volume of 340 million cubic meters, the spill upon entering in contact with the sea’s alkaline conditions, the discharge was quickly diluted, the sulfuric acid was naturally and immediately neutralized. As a result the discharge was considered harmless, and it was found that neither the flora nor fauna of the port area were affected, according to the report from the Ministry of Navy.

On July 10, 2019, the Mexican Environmental Protection Agency (“PROFEPA”) made a first inspection of the area, concluding that the Company executed all the correct procedures in order to contain the discharge, and no reference was made to the existence of negative impacts on the environment resulting from the incident.

On Friday, July 19, 2019, PROFEPA revisited the facilities to carry out a second inspection, declaring a partial temporary shutdown related only to the storage process and transportation of sulfuric acid at the terminal, arguing the absence of an authorization of environmental impact. It is important to note that these facilities have been in operation since 1979, previous to the 1988 Mexican General Law of Ecological Balance and the Protection of the Environment. Therefore, these licenses are not a requirement for companies that have being operating before the mentioned law. In addition, PROFEPA’s awarded in 2009 a certification of “Clean Industry and Environmental Quality” for such facility; which was subsequently renewed four times (for periods of two years each).

The Company does not know the reasons or causes for this partial and temporary closure, but it will continue contributing with the environmental authorities with all the necessary elements in order to provide certainty with respect to the operation, in strict adherence to environmental regulations. The Company expects the environmental authorities to revoke the partial temporary shutdown, once they clarify their concerns. At this point, the Company does not expect any impact on its operations, as this terminal has no scheduled shipments until late August.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, some of the following:

●	Changes in copper, molybdenum, silver and zinc prices: In the first six months of 2019, the average LME and COMEX copper prices were $2.80 per pound, about 10.8% and 10.3% lower than in the first six months of 2018, respectively. During the six months of 2019 per pound LME spot copper prices ranged from $2.61 to $2.98. Average molybdenum prices in the first six months of 2019 increased 0.5% and zinc prices decreased by 16.2%, when compared to the average prices in the first six months of 2018. Average silver prices decreased 8.5% in the first six months of 2019 when compared to the same period of 2018.

●	Sales structure: In the first half of 2019, approximately 80.2% of our revenue came from the sale of copper, 7.6% from molybdenum, 4.3% from zinc, 4.1% from silver and 3.8% from various other products, including gold, sulfuric acid and other materials.

●	Copper: During the second quarter of 2019 the LME copper price decreased, from an average of $3.12 per pound in the second quarter of 2018 to $2.77 (-11.2%). Even though we see a good physical market for copper, we believe the fall in prices of the secons half of 2018 reflected the sentiment of a possible slowdown of the World economy, concerns with Brexit and an escalation of trade protectionism between the United States and China. We expect a recovery in copper prices in the coming months. We are adjusting our view of a refined copper demand growth to 2.0% in 2019, driven by higher consumption in the U.S. and Asia, with China, we believe, demanding 3.5% more refined copper than in 2018.

On the supply side, production losses have reinforced our view of a deficit in the refined copper market as a result of labor strikes, heavy rains in Chile and Peru and technical problems. Consequently, we now expect a deficit of approximately 350,000 tons (1.5% of world supply), for this year. We expect this market deficit to put pressure on copper prices during the second half of 2019.

●	Molybdenum: Represented 8.5% of our sales in the second quarter of 2019. During the second quarter of 2019, the average molybdenum price increased by 3.7% when compared to the first quarter of 2019.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness and corrosion and heat resistance. New uses for this metal are in lubricants, in sulfur filtering of heavy oils and shale gas production.

●	Zinc: Represented 4.2% of our sales in the second quarter of 2019. We are aware that the performance of zinc prices over the last 12 months has been decreasing, mainly affected by the trade war between US-China, but this effect will be offset in the future by a reduction in supply due to the closure of different zinc mines during recent years.

●	Silver: Represented 3.8% of our sales in the second quarter of 2019 and it is currently our third by-product. We believe that silver prices will have support due to its industrial uses as well as its linkage to gold as a value shelter in times of economic uncertainty.

●	Production: In the fourth quarter of 2018, we began operations at the new Toquepala concentrator which produced 8,630 tons of copper in 2018. For 2019 we expect to produce 993,300 tons of copper, a 12.4% increase from the 883,689 tons we produced in 2018.

We also expect to produce 20.1 million ounces of silver, about 16% higher than the 2018 production of 17.3 million ounces, mainly resulting from the contribution of the San Martin, Santa Barbara and Toquepala mines. In 2019, we expect to produce 85,900 tons of zinc from our mines, up 21% from 2018 production of 70,778 tons, as a result of the recovery of production at the San Martin mine. Additionally, we expect to produce 24,800 tons of molybdenum, an increase of 13% due to the significant contribution of the molybdenum plant at the new Toquepala concentrator.

●Cost: Our operating costs and expenses for the six months of 2019 and 2018 were as follows:

			Variance
	2019	2018	Value	%
Operating costs and expenses (in millions)	$2,164.1	$2,117.4	$46.7%	2.2

The increase was mainly due to higher depreciation, amortization and depletion at our Peruvian operations segment, partially offset by lower cost of sales at our Peruvian operations and Mexican open pit operations.

●	Capital Investments: In the first six months of 2019 we spent $353.5 million on capital investments, 35.7% lower than in the first six months of 2018, and represented 45.0% of net income. Our growth program to develop the full production potential of our Company is underway. We are currently developing a new organic growth plan to increase our copper volume production to 1.5 million tons by 2025 with the development of new projects.

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

Earnings: The table below highlights key financial and operational data of our Company for the three and six months ended June 30, 2019 and 2018 (in millions, except copper price, percentages and per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Copper price LME	2.77	3.12	(0.35)	(11.2)%	2.80	3.14	(0.34)	(10.8)%
Pounds of copper sold	536.8	480.4	56.4	11.7%	1,038.2	949.5	88.7	9.3%
Net sales	$1,818.0	$1,837.2	$(19.2)	(1.0)%	$3,571.4	$3,678.4	$(107.0)	(2.9)%
Operating income	$713.6	$787.6	$(74.0)	(9.4)%	$1,407.3	$1,561.0	$(153.7)	(9.8)%
Net income attributable to SCC	$402.4	$409.6	$(6.7)	(1.6)%	$790.6	$880.3	$(89.7)	(10.2)%
Earnings per share	$0.52	$0.53	$(0.01)	(1.9)%	$1.02	$1.14	$(0.12)	(10.5)%
Dividends per share	$0.40	$0.30	$0.10	33.3%	$0.80	$0.60	$0.20	33.3%

Net sales in the first six months of 2019 were 2.9% lower than in the first six months of 2018 mainly due to lower metal prices, particularly copper (-10.8%, LME). Nevertheless, copper sales volume increased (+9.3%) mainly due to the additional production of our new Toquepala concentrator. By-product sales volumes of silver (+5.3%) and molybdenum (+11.1%) also increased while zinc reduced (-3.8%).

Net income in the first six months of 2019 was 3.5% lower than in the first six months of 2018, mainly due to lower copper prices during this period.

Production: The table below highlights our mine production data for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,				Six months ended June 30,
	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Copper (in million pounds)	565.2	484.9	80.3	16.5%	1,069.2	936.5	132.7	14.2%
Molybdenum (in million pounds)	14.8	11.9	2.9	24.7%	26.2	23.3	2.9	12.3%
Silver (in million ounces)	4.9	4.6	0.3	5.3%	9.2	8.8	0.4	5.0%
Zinc (in million pounds)	39.1	39.6	(0.5)	(1.3)%	80.0	78.7	1.3	1.6%

The table below highlights our copper production data for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper (in million pounds):	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Toquepala	151.0	90.0	61.0	67.6%	267.5	173.8	93.7	53.8%
Cuajone	86.3	93.1	(6.8)	(7.3)%	158.7	161.3	(2.6)	(1.6)%
La Caridad	73.8	73.4	0.4	0.6%	145.5	144.7	0.8	0.6%
Buenavista	250.3	224.7	25.6	11.4%	489.9	449.8	40.1	8.9%
IMMSA	3.8	3.7	0.1	0.5%	7.6	6.9	0.7	10.8%
Total mined copper	565.2	484.9	80.3	16.5%	1,069.2	936.5	132.8	14.2%

Second quarter: Mined copper production in the second quarter of 2019 increased by 16.5% to 565.2 million pounds compared to 484.9 million pounds in the second quarter of 2018. This increase was due to:

●	Higher production at our Toquepala mine which benefited from the successful ramping up of the new concentrator.
●	Higher production at the Buenavista mine due to operating improvements at our new Buenavista’s plants, SX-EW and concentrator. This was partially offset by
●	Lower production at the Cuajone mine due to lower grades and recoveries.

Molybdenum production increased 24.7% in the second quarter of 2019 when compared with the second quarter of 2018 as result of higher production at all our mines, particularly Toquepala (+94.5%) as result of the new molybdenum plant that started production in April 2019.

Silver mine production increased by 5.3% in the second quarter of 2019 due to higher production at Toquepala mine; this was partially offset by lower production at our Cuajone, La Caridad and IMMSA operations.

Zinc production decreased slightly 1.3% in the second quarter of 2019, mainly due to lower production at the Charcas and Santa Eulalia mines.

Six months: Mined copper production in the first six months of 2019 increased 14.2% to 1,069.2 million pounds from 936.5 million pounds in the same period of 2018. This increase was due to:

●	Higher production at the Toquepala mine which benefited from the successful ramping up of the new concentrator.
●	Higher production at the Buenavista mine due to operating improvements at our new Buenavista’s plants, SX-EW and concentrator.

Molybdenum production increased 12.3% in the first six months of 2019 compared to the same period of 2018, as a result of higher production at all our mines, especially at our Buenavista mine.

Silver mine production increased 5.0% mainly as result of higher production at the Toquepala mine due to the expansion project. This was partially offset by lower production at our Cuajone and La Caridad mines.

Zinc production increased 1.6% in the first six months of 2019 due to higher production at our Santa Barbara mine because of higher recoveries. This was partially offset by lower production at the Charcas mine due to lower grades.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 56. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three and six months ended June 30, 2019 and 2018:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Total operating cash cost before by‑product revenues	$796.7	$694.2	$102.5	14.8%	$1,546.1	$1,382.5	$163.6	11.8%
Total by‑product revenues	$(352.5)	$(308.2)	$(44.3)	14.4%	$(658.2)	$(651.2)	$(7.0)	1.1%
Total operating cash cost net of by‑product revenues	$444.2	$386.0	$58.2	15.1%	$887.9	$731.3	$156.6	21.4%
Total pounds of copper produced(2)	551.2	469.6	81.6	17.4%	1,042.3	907.4	134.9	14.9%
Operating cash cost per pound before by‑product revenues	$1.45	$1.48	$(0.03)	(2.0)%	$1.48	$1.52	$(0.04)	(2.6)%
By‑products per pound revenues	$(0.64)	$(0.66)	$0.02	(3.0)%	$(0.63)	$(0.72)	$0.09	(12.5)%
Operating cash cost per pound net of by‑product revenues	$0.81	$0.82	$(0.01)	(1.2)%	$0.85	$0.81	$0.04	4.9%
(1)	These are non-GAAP measures. Please see page 56 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

As seen in the table above, our per pound cash cost before by-product revenues in the second quarter of 2019 and for the six months was three cents and four cents, respectively, lower than in the same period of 2018. This decrease in both periods was the result of the unit cost effect of 17.4% and 14.9% higher production, respectively.

In addition, our per pound cash cost for the three months ended June 30, 2019 when calculated net of by-product revenues decreased slightly 1.2% compared with the second quarter of 2018. Meanwhile, our cash cost per pound when calculated net of by-product revenues for the six months ended June 30, 2019 was 4.9% higher than in the same period of 2018 due to a 12.5% decrease in the by-product per pound revenues.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining six months of 2019, assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$64.7	$17.3	$7.0	$6.5

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

Capital Investment Programs: We made capital investments of $353.5 million in the six months ended June 30, 2019, compared with $549.6 million in the same period of 2018. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, including funding received in April 2015. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Projects in Mexico:

Buenavista Zinc - Sonora: This project is located within the Buenavista facility and includes the development of a new concentrator to produce approximately 80,000 tons of zinc per year which will allow us to double our current zinc production capacity. Also, the project will produce 20,000 tons of additional copper per year. We have completed the basic engineering. Environmental studies are in process. We estimate an investment of $413 million for this project and expect to initiate operations in the fourth quarter of 2021. This project will provide 490 direct jobs and 1,470 indirect jobs.

Pilares - Sonora: This project, located six kilometers from La Caridad, will be developed as an open-pit mine operation. The ore will be transported from the pit to the primary crushers of the La Caridad copper concentrator through a new 25-meter wide off-road facility for mining trucks, and will significantly improve the over-all mineral ore grade (combining the 0.78% expected from Pilares with the 0.34% from La Caridad). Environmental permits have been obtained and additional land is being acquired. An investment of $159 million is estimated to produce 35,000 tons of copper in concentrates per year. We expect this project to start producing in the second half of 2020.

The San Martin mine recovery program. We have continued working on the San Martin mine to initiate operations shortly. Currently, the mine has 200,000 tons of ore and the concentrator has initiated production. For 2019, we expect an annual production of 14,600 tons of zinc, 2.4 million ounces of silver and 5,000 tons of copper. The budget of the recovery program is $87.0 million. At June 30, 2019 the program had a total expense of $50.1 million.

Projects in Peru:

Our main capital projects in Peru are the following:

Toquepala Expansion Project - Tacna: This $1,320 million project includes a new state-of-the-art concentrator which will increase Toquepala’s annual copper production to 258,000 tons in 2019, a 52% production increase, when compared to 2018.

As of June 30, 2019, we have invested $1,291.6 million in this expansion. Construction of the project was completed and production began in the fourth quarter of 2018. Full production was reached in the second quarter of 2019.

The project to improve the crushing process at Toquepala with the installation of a High Pressure Grinding Roll (HPGR) system, has as its main objective, to ensure that our existing concentrator will operate at its maximum annual production capacity of 117,000 tons of copper while reducing operating costs through ore crushing efficiencies, even with an increase of the ore material hardness index. The budget for this project is $52 million and as of June 30, 2019, we have invested $50.0 million. We are in the administrative close-out process for this project, which was added to operations during the fourth quarter of 2018.

Cuajone tailing thickeners project - Moquegua: This project will replace two of the three existing thickeners at the concentrator with a new hi-rate thickener. The purpose is to streamline the concentrator flotation process and improve water recovery efficiency, increasing the tailings solids content from 54% to 61%, thereby reducing fresh water consumption and replacing it with recovered water. Equipment assembly is completed and we are in the commissioning process. As of June 30, 2019, we have invested $31.1 million out of the approved budget of $31.3 million in this project. During the commissioning process, a problem in the design of the thickener was detected and we have already solved it. We expect the project to be completed in the third quarter of 2019.

Tailings disposal at Quebrada Honda - Moquegua: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We finished the second stage with the installation of a new cyclone battery station that allows us to place more slurry at the dams. We are working to improve several operational processes of this facility. The project has a total budgeted cost of $116 million. We have invested $104 million through June 30, 2019 and expect the project to be completed in the first quarter of 2020.

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

Tia Maria - Arequipa: On July 8, 2019, we received the construction permit for this 120,000 ton annual SX-EW copper greenfield project with a total capital budget of $1,400 million. This permit was obtained after completing an exhausting review process, complying with all established regulatory requirements and addressing all observations raised.

We guarantee to the population of Islay that the Tia Maria project will not adversely affect other local economic activities because we will use desalinated seawater for our operations and, for the transport of our supplies and copper production, we will build an 32 kilometer industrial railway and an access road at a safe distance from the Tambo Valley.

We reiterate our commitment to delay the construction of the project until it has established, in coordination with the government, a common ground for dialogue with the neighboring communities to address any concerns and provide assurances to achieve more social support for the project. Meanwhile, we will continue to work for the welfare of the local population.

Our social programs in education, healthcare and productive development will continue to improve the quality-of-life, and the agricultural and livestock activities in the Tambo Valley, as well as fishing and tourism in Islay. During the construction and operation phase, hiring local labor will be a priority. For this purpose, we have successfully launched in June the free technical training program “Forging the Future”, which will benefit 700 persons in this province in 2019-20. After training, the participants will be eligible to apply for one of the estimated 9,000 jobs (3,600 direct and 5,400 indirect) required during the Tia Maria construction phase. We strongly believe that the initiation of construction activities for Tia Maria will generate significant economic opportunities for the Islay province and the Arequipa region.

When in operation, we expect Tia Maria will generate a significant contribution through mining royalties and taxes from day-one and will directly employ 600 workers and indirectly provide jobs for another 4,200.

This greenfield project, located in Arequipa, Peru, will use state of the art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry due to their technical process with no emissions released into the atmosphere.

Los Chancas - Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton, as well as 181 million tons of mineralized leachable material with a total copper content of 0.357%. Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to annually produce 130,000 tons of copper and 7,500 tons of molybdenum. The estimated capital investment is $2,800 million and is expected to be in operation in 2025. In 2018 and 2019, we continued with the development of social and environmental improvements for the local communities. We plan to complete the environmental impact assessment in 2020.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Statement of Earnings Data	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Net sales	$1,818.0	$1,837.2	$(19.2)	$(1.0)%	$3,571.4	$3,678.4	$(107.0)	$(2.9)%
Operating costs and expenses	(1,104.4)	(1,049.6)	(54.8)	(5.2)%	(2,164.1)	(2,117.4)	(46.7)	(2.2)%
Operating income	713.6	787.6	(74.0)	(9.4)%	1,407.3	1,561.0	(153.7)	(9.8)%
Non‑operating income (expense)	(56.6)	(68.9)	12.3	(17.8)%	(125.4)	(138.0)	12.6	9.1%
Income before income taxes	657.0	718.7	(61.7)	(8.6)%	1,281.9	1,423.0	(141.1)	(9.9)%
Income taxes	(251.1)	(309.1)	58.0	(18.8)%	(489.0)	(545.7)	56.7	(10.4)%
Equity earnings of affiliate	(1.5)	1.5	(3.0)	(200.0)%	0.7	5.6	(4.9)	(87.5)%
Net income attributable to non‑controlling interest	(2.0)	(1.5)	(0.5)	33.0%	(3.0)	(2.6)	(0.4)	15.4%
Net income attributable to SCC	$402.4	$409.6	$(7.2)	$(1.8)%	$790.6	$880.3	$(89.7)	$(10.2)%

NET SALES

Net sales for the second quarter 2019 were $1,818.0 million, compared to $1,837.2 million in the second quarter 2018, a decrease of $19.2 million. This 1.0% decrease was principally the result of lower metal prices as shown below.

The table below outlines the average published market metals prices for our metals for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Copper price ($per pound—LME)	$2.77	$3.12	(11.2)%	$2.80	$3.14	(10.80)%
Copper price ($per pound—COMEX)	$2.78	$3.09	(10.0)%	$2.80	$3.12	(10.30)%
Molybdenum price ($per pound)(1)	$12.13	$11.55	5.0%	$11.91	$11.85	0.50%
Zinc price ($per pound—LME)	$1.25	$1.41	(11.3)%	$1.24	$1.48	(16.20)%
Silver price ($per ounce—COMEX)	$14.85	$16.50	(10.0)%	$15.18	$16.59	(8.50)%
(1)	Platt’s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales as a percentage of total net sales	2019	2018	2019	2018
Copper	79.7%	81.0%	80.2%	80.5%
Molybdenum	8.5%	5.7%	7.6%	6.5%
Silver	3.8%	4.5%	4.1%	4.2%
Zinc	4.2%	5.2%	4.3%	5.2%
Other by‑products	3.8%	3.6%	3.8%	3.6%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales (million pounds)	2019	2018	Variance	% Change	2019	2019	Variance	% Change
Refined (including SX‑EW)	280.6	277.0	3.6	1.3%	501.2	565.0	(63.8)	(11.3)%
Rod	81.2	81.0	0.2	0.2%	177.6	163.9	13.7	8.4%
Concentrates and other	175.0	122.5	52.5	42.9%	359.4	220.7	138.7	62.8%
Total	536.8	480.5	56.3	11.7%	1,038.2	949.6	88.6	9.3%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
Copper Sales by product type	2019	2018	2019	2018
Refined (including SX‑EW)	52.3%	57.6%	48.3%	59.5%
Rod	15.1%	16.9%	17.1%	17.3%
Concentrates and other	32.6%	25.5%	34.6%	23.2%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Power	14.3%	12.6%	15.2%	14.4%
Labor	12.9%	14.8%	13.7%	13.8%
Fuel	13.4%	14.9%	13.8%	14.8%
Maintenance	21.2%	18.8%	20.5%	19.2%
Operating material	17.8%	19.3%	18.0%	19.1%
Other	20.4%	19.6%	18.8%	18.7%
Total	100.0%	100.0%	100.0%	100.0%

Second quarter: Operating costs and expenses were $1,104.4 million in the second quarter of 2019 compared to $1,049.6 million in the second quarter of 2018. The increase of $54.8 million was primarily due to:

Operating cost and expenses for the second quarter of 2018		$1,049.6
Plus:
•	Higher depreciation, amortization and depletion expense.	36.2
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher repairing materials costs, operating contractors and power costs, partially offset by lower inventory consumption and lower cost of metals purchased from third parties	15.6
•	Higher selling, general and administrative expenses.	4.7
Less:
•	Lower exploration expense.	(1.7)
Operating cost and expenses for the second quarter of 2019		$1,104.4

Six months: Operating costs and expenses were $2,164.1 million in the first six months of 2019 compared to $2,117.4 million in the same period of 2018. The increase of $46.7 million was primarily due to:

Operating cost and expenses for the first six months of 2018		$2,117.4
Plus:
•	Higher depreciation, amortization and depletion expense.	55.8
•	Higher selling, general and administrative expenses.	9.1
Less:
•	Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower cost of metals purchased from third parties and lower inventory consumption, partially offset by higher materials costs, higher power costs, and lower capitalized leachable material	(16.8)
•	Lower exploration expense.	(1.4)
Operating cost and expenses for the first six months of 2019		$2,164.1

NON-OPERATING INCOME (EXPENSES)

Non-operating income and expense were a net expense of $56.6 million and $125.4 million in the three and six months ended June 30, 2019 compared to a net expense of $68.9 million and $138.0 million in the three and six months ended June 30, 2018.

Second quarter: The lower expense of $12.3 million was primarily due to:

●	$ 26.1 million of higher miscellaneous income, net, which includes a $25.0 million insurance payment due to rain damages suffered in our Peruvian operations.
●	$ 1.6 million of higher interest income, partially offset by,
●	$ 15.4 million of lower capitalized interest.

Six months: The lower expense of $12.6 million was primarily due to:

●	$ 33.8 million of higher miscellaneous income, net, which includes a $25.0 million insurance payment due to rain damages suffered in our Peruvian operations.
●	$ 2.7 million of higher interest income,
●	$ 0.2 million of lower interest expense, partially offset by,
●	$ 24.1 million of lower capitalized interest.

INCOME TAXES

	Six Months Ended
	June 30,
	2019	2018
Provision for income taxes ($in millions)	$489.0	$545.7
Effective income tax rate	38.1%	38.3%

These provisions include income taxes for Peru, Mexico and the United States. In addition, the Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The effective tax rate for the first six months of 2019 remained relatively unchanged from the same period of the prior year, only decreasing by 0.2%. There was a 1.2% decrease in the rate due to the movement in exchange gain or loss from the appreciation in 2019 of the Mexican peso versus the U.S. dollar measured against the devaluation of the Mexican peso in the same period of 2018, which was mostly offset by an increase in the rate of 1.0% due to small increases in Peruvian income tax, dividend tax and Special Mining tax.

The amount of unrecognized tax benefits (UTB’s) that, if recognized, could affect the effective tax rate was $69.5 million at June 30, 2019, and $214.5 million at December 31, 2018. The change in the UTB’s relate entirely to U.S. income tax matters and the Company has no unrecognized Peruvian or Mexican tax benefits. The $145 million reduction during the quarter is due to the settlement with the Internal Revenue Service (IRS) of the examination of the 2011-2013 tax years. The change in the UTB’s had been anticipated by the Company, but because of the income tax accounting rules under ASC 740, the issues had to be effectively settled and the examination closed before the effect was final and reflected in the financial statements. The audit closing resulted in an immaterial tax benefit in the financial statements that was the result of the removal of the previous accrual of interest and penalty. The remaining reversal of uncertain tax positions was offset by changes in the deferred tax asset for foreign tax credits and valuation allowance.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales (million pounds)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Peruvian operations	246.3	183.2	63.1	34.4%	436.5	360.5	76.0	21.1%
Mexican open‑pit	290.4	297.2	(6.8)	(2.3)%	601.4	589.0	12.4	2.1%
Mexican IMMSA unit	4.9	6.1	(1.2)	(19.7)%	9.5	10.2	(0.7)	(6.9)%
Other and intersegment elimination	(4.8)	(6.1)	1.3	(21.3)%	(9.2)	(10.2)	1.0	(9.8)%
Total copper sales	536.8	480.4	56.4	11.7%	1,038.2	949.5	88.7	9.3%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
By‑product Sales (million pounds, except silver—million ounces)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	5.9	3.7	2.2	59.5%	8.6	7.5	1.1	14.7%
Silver	1.5	1.1	0.4	36.4%	2.5	2.0	0.5	25.0%
Mexican open‑pit operations:
Molybdenum contained in concentrate	9.0	8.3	0.7	8.4%	17.6	16.1	1.5	9.3%
Silver	2.5	2.9	(0.4)	(13.8)%	5.8	5.4	0.4	7.4%
IMMSA unit
Zinc‑refined and in concentrate	58.2	64.0	(5.8)	(9.1)%	117.6	122.2	(4.6)	(3.8)%
Silver	1.2	1.5	(0.3)	(20.0)%	2.3	2.8	(0.5)	(17.9)%
Other and intersegment elimination
Silver	(0.5)	(0.4)	(0.1)	25.0%	(0.8)	(0.9)	0.1	(11.1)%
Total by‑product sales
Molybdenum contained in concentrate	14.9	12.0	2.9	24.5%	26.2	23.6	2.6	11.1%
Zinc‑refined and in concentrate	58.2	64.0	(5.8)	(9.1)%	117.6	122.2	(4.6)	(3.8)%
Silver	4.7	5.1	(0.4)	(6.9)%	9.8	9.3	0.5	5.3%

Peruvian Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Net sales	$766.5	$641.8	$124.7	19.4%	$1,346.6	$1,284.7	$61.9	4.8%
Operating costs and expenses	(505.4)	(441.4)	(64.0)	14.5%	(940.8)	(895.0)	(45.8)	5.1%
Operating income	$261.1	$200.4	$60.7	30.3%	$405.8	$389.7	$16.1	4.1%

Net sales in the second quarter of 2019 were $766.5 million compared to $641.8 million in the second quarter of 2018. The increase in net sales was mainly the result of higher production from the new concentrator at the Toquepala mine which increased copper (+34.4%), molybdenum (+59.5%) and silver (+36.4%) sales volumes.

Operating costs and expenses in the second quarter of 2019 increased by $64.0 million to $505.4 million from $441.4 million in the second quarter of 2018, primarily due to:

Operating costs and expenses for the second quarter of 2018		$441.4
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher repairing materials costs, higher operating contractors, higher workers’ participation expense and higher metals purchased from third parties; partially offset by lower inventory consumption.	39.9
•	Higher depreciation, amortization and depletion expense.	26.6
•	Higher selling, general and administrative expenses.	0.2
Less:
•	Lower exploration expenses.	(2.7)
Operating costs and expenses for the second quarter of 2019		$505.4

Net sales in the first six months of 2019 were $1,346.6 million compared to $1284.7 million in the first six months of 2018. The increase in net sales was mainly the result of higher production from the new concentrator at the Toquepala mine which increased copper (+21.1%), molybdenum (+14.7%) and silver (+25.0%) sales volumes.

Operating costs and expenses in the first six months of 2019 increased by $45.8 million to $940.8 million from $895.0 million in the same period of 2018, primarily due to:

Operating costs and expenses for the first six months of 2018		$895.0
Plus:
•	Higher depreciation, amortization and depletion expense.	49.7
•	Higher selling, general and administrative expenses.	0.4
Less:
•	Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower cost of metals purchased from third parties and lower inventory consumption; partially offset by higher operating contractors costs and higher worker´s participation expense.	(1.9)
•	Lower exploration expenses.	(2.4)
Operating costs and expenses for the first six months of 2019		$940.8

Mexican Open-pit Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Net sales	$954.6	$1,061.1	$(106.5)	(10.0)%	$2,026.7	$2,129.7	$(103.0)	(4.8)%
Operating costs and expenses	(489.3)	(500.8)	11.5	(2.3)%	(1,010.6)	(1,017.2)	6.6	(0.6)%
Operating income	$465.3	$560.3	$(95.0)	(17.0)%	$1,016.1	$1,112.5	$(96.4)	(8.7)%

Net sales in the second quarter of 2019 were $954.6 million, compared to $1,061.1 million in the second quarter of 2018. The decrease of $106.5 million was principally due to lower prices and sales volumes for copper and silver.

Operating costs and expenses in the second quarter of 2019 decreased by $11.5 million to $489.3 million from $500.8 million in the same 2018 period, primarily due to:

Operating costs and expenses for the second quarter of 2018	$500.8
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower metals purchased from third parties and lower inventory consumption; partially offset by lower capitalized leachable material, higher power costs and foreign currency effect.	(19.5)
Plus:
• Higher selling, general and administrative expenses.	2.0
• Higher depreciation, amortization and depletion expense.	6.0
Operating costs and expenses for the second quarter of 2019	$489.3

Net sales in the first six months of 2019 were $2,026.7 million, compared to $2,129.7 million in the first six months of 2018. The decrease of $103.0 million was principally due to lower copper and silver prices. This effect was partially offset by higher sales volume of copper (+2.1%), silver (+7.4%) and molybdenum (+9.3)%.

Operating costs and expenses in the first six months of 2019 decreased by $6.6 million to $1,010.6 million from $1,017.2 million in the same 2018 period, primarily due to:

Operating cost and expenses for the first six months of 2018		$1,017.2
Less:
•	Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower metals purchased from third parties, lower worker´s participation expense and foreign currency effect; partially offset by lower capitalized leachable material and higher power costs.	(11.3)
•	Lower depreciation, amortization and depletion expense.	(1.5)
•	Lower exploration expenses.	(0.2)
Plus:
•	Higher selling, general and administrative expenses.	6.4
Operating costs and expenses for the first six months of 2019		$1,010.6

Mexican Underground Operations (IMMSA):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Net sales	$122.3	$153.1	$(30.8)	(20.1)%	$243.4	$302.4	$(59.0)	(19.5)%
Operating costs and expenses	(122.6)	(115.7)	(6.9)	6.0%	(239.3)	(225.9)	(13.4)	5.9%
Operating income	$(0.3)	$37.4	$(37.7)	(100.8)%	$4.1	$76.5	$(72.4)	(94.6)%

Net sales in the second quarter of 2019 were $122.3 million, compared to $153.1 million in the second quarter of 2018. This decrease of $30.8 million was primarily due to lower metal prices.

Operating costs and expenses in the second quarter of 2019 increased by $6.9 million to $122.6 million from $115.7 million in the second quarter of 2018, primarily due to:

Operating cost and expenses for the second quarter of 2018		$115.7
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher power costs and higher repairing materials costs, partially offset by lower workers’ participation expense and lower cost of metals purchased from third parties.	3.6
•	Higher depreciation, amortization and depletion expense.	2.2
•	Higher exploration expenses.	1.4
Less:
•	Lower selling, general and administrative expenses.	(0.3)
Operating costs and expenses for the second quarter of 2019		$122.6

Net Sales in the first six months of 2019 were $243.4 million, compared to $302.4 million in the first six months of 2018. This decrease of $59.0 million was primarily due to lower metal prices.

Operating costs and expenses in the first six months of 2019 increased by $13.4 million to $239.3 million from $225.9 million in the first six months of 2018, primarily due to:

Operating cost and expenses for the first six months of 2018		$225.9
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher power costs and higher repairing materials costs; partially offset by lower workers’ participation expense and lower cost of metals purchased from third parties.	8.1
•	Higher depreciation, amortization and depletion expense.	4.1
•	Higher exploration expenses.	2.1
Less:
•	Lower selling, general and administrative expenses.	(0.9)
Operating costs and expenses for the first six months of 2019		$239.3

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the first six months of 2019 and 2018 (in millions):

	2019	2018	Variance
Net cash provided by operating activities	$785.3	$1,056.1	$(270.8)
Net cash used in investing activities	$(258.4)	$(561.9)	$303.5
Net cash used in financing activities	$(618.2)	$(464.6)	$(153.6)

Net cash provided by operating activities:

The change in net cash from operating activities for the first six months of 2019 and 2018 include (in millions):

	2019	2018	Variance	% Change
Net income	$793.6	$882.9	$(89.3)	(10.1)%
Depreciation, amortization and depletion	380.4	324.6	55.8	17.2%
Provision (benefit) for deferred income taxes	50.2	(15.5)	65.7	(423.9)%
Loss (gain) on foreign currency transaction effect	9.4	26.4	(17.0)	(64.4)%
Other adjustments to net income	8.0	(8.4)	16.4	(195.2)%
Operating assets and liabilities	(456.3)	(153.9)	(302.4)	196.5%
Net cash provided from operating activities	$785.3	$1,056.1	$(270.8)	(25.6)%

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts, foreign currency fluctuations and changes in operating assets and liabilities.

Six months ended June 30, 2019: Net income was $793.6 million, approximately 101% of the net operating cash flow. An increase in operating assets and liabilities decreased operating cash flow by $456.3 million and included:

●	$35.3 million decrease in accounts receivable.
●	$(64.2) million of net increase in inventory, which included $(55.1) million of higher leaching inventory, and $(14.6) million of lower work in process, partially offset by $3.4 million of lower finished goods and $2.1 million of lower supplies inventory.
●	$(328.6) million decrease in accounts payable and accrued liabilities, which included principally the income taxes and workers’ participation payments at our Mexican operations.
●	$(98.8) million increase in other operating assets and liabilities, which included principally $(108.0) million of higher prepaid taxes.

Six months ended June 30, 2018: Net income was $882.9 million, approximately 83.6% of the net operating cash flow. A decrease in operating assets and liabilities increased operating cash flow by $153.9 million and included:

●	$77.5 million decrease in accounts receivable.
●	$(87.6) million of net increase in inventory, which included $(126.1) million of higher leaching inventory, $(12.1) million of higher finished goods and work in process, and $(10.7) million of higher supplies inventory partially offset by $61.3 million of lower inventories in process.
●	$(94.6) million decrease in accounts payable and accrued liabilities, which included $(138.2) million of workers’ participation paid at our Mexican operations, partially offset by $43.6 million of higher other liabilities.
●	$(49.2) million increase in other operating assets and liabilities, which included principally $(50.1) million of higher prepaid taxes.

Net cash used for investing activities:

Six months ended June 30, 2019: Net cash used for investing activities included $353.5 million for capital investments. The capital investments included:

●	$170.8 million of investments at our Mexican operations:

●	$15.0 million for the new tailing disposal deposit at the Buenavista mine,
●	$11.7 million for the over elevation of tailings deposit N° 7 at the La Caridad Mine,
●	$47.1 million at our IMMSA unit,
●	$94.6 million for various other replacement and maintenance expenditures, and
●	$2.4 million decrease in capital expenditures incurred but not yet paid.

●	$182.7 million of investments at our Peruvian operations:

●	$59.5 million for the Toquepala concentrator expansion project,
●	$4.7 million for the tailings disposal at Quebrada Honda project,
●	$4.2 million for the Ilo sulfuric acid plant N°1 modification,
●	$12.8 million for the Toquepala equipment acquisition,
●	$72.7 million for various other replacement and maintenance expenditures, and
●	$28.8 million decrease in capital expenditures incurred but not yet paid.

The first six months of 2019 investment activities include $95.0 million of net proceeds from short-term investments.

Six months ended June 30, 2018: Net cash used for investing activities included $549.6 million for capital investments. The capital investments included:

●	$185.3 million of investments at our Mexican operations:

●	$46.5 million for the new tailing disposal deposit at the Buenavista mine,
●	$6.6 million for the over elevation of tailings deposit N° 7 at the La Caridad Mine,
●	$9.1 million for the new Buenavista concentrator,
●	$2.3 million for the Sonora River water restitution system located in the Moritas basin,
●	$23.8 million at our IMMSA unit,
●	$89.0 million for various other replacement and maintenance expenditures, and
●	$8.0 million decrease in capital expenditures incurred but not yet paid.

●	$364.3 million of investments at our Peruvian operations:

●	$168.0 million for the Toquepala concentrator expansion project,
●	$9.5 million for the tailings disposal at Quebrada Honda project,
●	$4.4 million for the High Pressure Grinding Roll (HPGR) system in Toquepala,
●	$6.1 million for the Toquepala mine equipment acquisition,
●	$96.3 million for various other replacement and maintenance expenditures, and
●	$80.0 million decrease in capital expenditures incurred but not yet paid.

The first six months of 2018 investment activities include $0.2 million of net purchases of short-term investments.

Net cash used for financing activities in the six months ended June 30, 2019 was $618.2 million, compared to $464.6 million in the six months ended June 30, 2018. The first six months of 2019 included a dividend distribution of $618.5 million, compared to a distribution of $463.8 million in the same period of 2018.

Dividends:

On May 17, 2019, we paid a dividend of $0.40 per share totaling $309.2 million. On July 18, 2019, our Board of Directors authorized a quarterly dividend of $0.40 per share, expected to total $309.2 million, to be paid on August 22, 2019 to SCC shareholders of record at the close of business on August 08, 2019.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the first six months of 2019. Please see item 7 in Part II of our 2018 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 40) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$867.3	$1.58	$851.7	$1.81	$1,711.4	$1.64	$1,728.2	$1.91
Add:
Selling, general and administrative	30.9	0.06	26.2	0.06	59.4	0.06	50.3	0.06
Sales premiums, net of treatment and refining charges	10.1	0.02	8.1	0.02	21.7	0.02	7.3	0.01
Less:
Workers’ participation	(58.3)	(0.11)	(61.4)	(0.13)	(107.0)	(0.10)	(117.3)	(0.13)
Cost of metals purchased from third parties	(60.9)	(0.11)	(105.9)	(0.23)	(112.9)	(0.11)	(252.8)	(0.28)
Royalty charge and other, net	(43.2)	(0.08)	(22.1)	(0.04)	(73.1)	(0.07)	(78.2)	(0.09)
Inventory change	50.8	0.09	(2.4)	(0.01)	46.6	0.05	45.0	0.05
Operating Cash Cost before by‑product revenues	$796.7	$1.45	$694.2	$1.48	$1,546.1	$1.49	$1,382.5	$1.53
Add:
By‑product revenues(1)	(344.6)	(0.63)	(294.1)	(0.63)	(636.6)	(0.61)	(615.9)	(0.68)
Net revenue on sale of metal purchased from third parties	(7.9)	(0.01)	(14.1)	(0.03)	(21.6)	(0.02)	(35.3)	(0.04)
Add:
Total by‑product revenues	(352.5)	(0.64)	(308.2)	(0.66)	(658.2)	(0.63)	(651.2)	(0.72)
Operating Cash Cost net of by‑product revenues	444.2	0.81	386.0	0.82	887.9	0.86	731.3	0.81
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(154.6)	$(0.28)	$(104.5)	$(0.22)	$(272.9)	$(0.26)	$(240.8)	$(0.27)
Silver	(60.5)	(0.11)	(62.8)	(0.13)	(124.7)	(0.12)	(123.1)	(0.13)
Zinc	(63.8)	(0.12)	(66.1)	(0.14)	(110.4)	(0.10)	(129.2)	(0.14)
Sulfuric Acid	(43.7)	(0.08)	(27.1)	(0.06)	(74.7)	(0.07)	(52.7)	(0.06)
Gold and others	(22.0)	(0.04)	(33.6)	(0.08)	(53.9)	(0.06)	(70.1)	(0.08)
Total	$(344.6)	$(0.63)	$(294.1)	$(0.63)	$(636.6)	$(0.61)	$(615.9)	$(0.68)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended June 30, 2019.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Peru:
Peruvian inflation rate	0.3%	0.3%	1.2%	1.2%
Initial exchange rate	3.321	3.229	3.379	3.245
Closing exchange rate	3.290	3.274	3.290	3.274
Appreciation/(devaluation)	0.9%	(1.3)%	2.6%	(0.9)%
Mexico:
Mexican inflation rate	(0.2)%	(0.1)%	0.3%	1.1%

Initial exchange rate	19.379	18.345	19.683	19.735
Closing exchange rate	19.169	19.863	19.169	19.863
Appreciation/(devaluation)	1.9%	(8.3)%	2.6%	(0.6)%

Change in monetary position:

Assuming an exchange rate variance of 10% at June 30, 2019 we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$15.8
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(19.3)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(9.5)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$11.6

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended June 30, 2019.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2019, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2019, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Beginning January 1, 2019, the Company adopted ASC 842, Leases. In relation to this, the Company implemented changes to its internal controls related to lease accounting. These changes included performing a comprehensive lease scoping analysis to identify, disaggregate and evaluate each of the Company’s lease categories and implementing a model to calculate right-of-use assets and lease liabilities values for the Company’s leases. There were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the first six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of June 30, 2019, the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 25, 2019

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

There have been no material changes to our risk factors during the three and six months ended June 30, 2019. For additional information on risk factors, refer to “Risk Factors” included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019.

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

The NYSE closing price of SCC common shares at June 30, 2019 was $38.85 and the maximum number of shares that the Company could purchase at that price is 2.1 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of June 30, 2019. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

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

4.9	Form of 5.375% Notes due 2020 (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

Exhibit No.	Description of Exhibit
4.10	Form of 6.750% Notes due 2040 (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

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

Exhibit No.	Description of Exhibit

15.0	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C. - Member of Deloitte Touche Tohmatsu, Limited) (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

101.INS

XBRL Instance Document (submitted electronically with this report). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended June 30, 2019 and 2018; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended June 30, 2019 and 2018; (iii) the Condensed Consolidated Balance Sheet at June 30, 2019 and December 31, 2018; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2019 and 2018; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

4.9	Form of 5.375% Notes due 2020 (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

Exhibit No.	Description of Exhibit

4.10	Form of 6.750% Notes due 2040 (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

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

Exhibit No.	Description of Exhibit
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

101.INS

XBRL Instance Document (submitted electronically with this report). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended June 30, 2019 and 2018; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended June 30, 2019 and 2018; (iii) the Condensed Consolidated Balance Sheet at June 30, 2019 and December 31, 2018; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2019 and 2018; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

July 25, 2019

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

July 25, 2019