Form 10-Q
period 2019-09-30
SOUTHERN COPPER CORP/
filed 2019-10-28
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

As of October 28, 2019 there were outstanding 773,058,869 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions, except for per share amounts)
Net sales (including sales to related parties, see Note 6)	$1,859.5	$1,723.7	$5,431.0	$5,402.1
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	906.5	824.0	2,617.9	2,552.2
Selling, general and administrative	32.0	26.4	91.4	76.7
Depreciation, amortization and depletion	200.3	170.6	580.6	495.2
Exploration	6.9	6.0	19.9	20.3
Total operating costs and expenses	1,145.7	1,027.0	3,309.8	3,144.4

Operating income	713.8	696.7	2,121.2	2,257.7

Interest expense	(90.8)	(90.1)	(271.2)	(270.6)
Capitalized interest	7.0	20.9	25.6	63.6
Other income (expense)	(6.3)	(7.6)	22.0	(13.1)
Interest income	5.1	4.4	13.1	9.8
Income before income taxes	628.8	624.3	1,910.7	2,047.4
Income taxes (including royalty taxes, see Note 5)	241.0	257.9	730.0	803.6
Net income before equity earnings of affiliate	387.8	366.4	1,180.7	1,243.8
Equity earnings (loss) of affiliate, net of income tax	3.5	4.3	4.2	9.9
Net income	391.3	370.7	1,184.9	1,253.7
Less: Net income attributable to the non-controlling interest	1.7	1.3	4.7	3.9
Net income attributable to SCC	$389.6	$369.4	$1,180.2	$1,249.8

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$0.50	$0.48	$1.53	$1.62
Dividends declared and paid	$0.40	$0.40	$1.20	$1.00
Weighted average shares outstanding-basic and diluted	773.1	773.0	773.1	773.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Net income and comprehensive income	$391.3	$370.7	$1,184.9	$1,253.7
Comprehensive income attributable to the non-controlling interest	1.7	1.3	4.7	3.9
Comprehensive income attributable to SCC	$389.6	$369.4	$1,180.2	$1,249.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,935.2	$844.6
Short-term investments	1.7	213.8
Accounts receivable trade	842.0	822.4
Accounts receivable other (including related parties 2019- $22.3 and 2018 - $101.5)	76.6	150.2
Inventories	1,062.2	1,032.7
Prepaid taxes	211.5	87.0
Other current assets	48.4	29.3
Total current assets	4,177.6	3,180.0

Property and mine development, net	9,395.3	9,403.8
Ore stockpiles on leach pads	1,224.9	1,177.4
Intangible assets, net	152.0	147.7
Related parties receivable	60.0	—
Right-of-use assets	1,061.7	—
Deferred income tax	221.0	400.9
Equity method investment	107.9	103.6
Other non-current assets	94.0	71.4
Total assets	$16,494.4	$14,484.8

LIABILITIES
Current liabilities:
Current portion of long-term debt	$399.7	$—
Accounts payable (including related parties 2019- $77.5 and 2018- $75.3)	575.0	673.4
Accrued income taxes	80.7	232.8
Accrued workers’ participation	141.1	206.7
Accrued interest	133.7	83.9
Lease liabilities current	67.3	—
Other accrued liabilities	34.7	19.5
Total current liabilities	1,432.2	1,216.3

Long-term debt	6,540.4	5,960.1
Lease liabilities	994.5	—
Deferred income taxes	205.1	202.6
Non-current taxes payable	62.7	207.1
Other liabilities and reserves	137.6	68.2
Asset retirement obligation	251.6	217.7
Total non-current liabilities	8,191.9	6,655.7

Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY (NOTE 12)
Common stock par value $0.01; shares authorized, 2019 and 2018–2,000; shares issued, 2019 and 2018–884.6	8.8	8.8
Additional paid-in capital	3,415.6	3,393.7
Retained earnings	6,439.2	6,186.9
Accumulated other comprehensive income	(2.4)	(2.4)
Treasury stock, at cost, common shares	(3,039.9)	(3,019.6)
Total Southern Copper Corporation stockholders’ equity	6,821.3	6,567.4
Non-controlling interest	49.0	45.4
Total equity	6,870.3	6,612.8
Total liabilities and equity	$16,494.4	$14,484.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
OPERATING ACTIVITIES
Net income	$391.3	$370.7	$1,184.9	$1,253.7
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	200.3	170.6	580.6	495.2
Equity earnings of affiliate, net of dividends received	(3.1)	(3.4)	(2.5)	(3.9)
Loss on foreign currency transaction effect	1.0	4.8	10.4	31.2
(Benefit) provision for deferred income taxes	(23.8)	(2.2)	26.4	(17.7)
Other, net	3.7	3.5	11.2	(4.4)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(54.9)	34.8	(19.7)	112.3
(Increase) in inventories	(12.7)	(43.6)	(76.9)	(131.2)
Increase (decrease) in accounts payable and accrued liabilities	103.6	175.1	(225.0)	80.5
(Increase) decrease in other operating assets and liabilities	(20.2)	22.5	(118.9)	(26.8)
Net cash provided by operating activities	585.2	732.8	1,370.5	1,788.9
INVESTING ACTIVITIES
Capital expenditures	(182.7)	(282.3)	(536.1)	(831.8)
Proceeds from sale (purchase) of short-term investments, net	117.1	(185.8)	212.0	(186.0)
Other	0.1	0.2	0.2	(12.0)
Net cash used in investing activities	(65.5)	(467.9)	(323.9)	(1,029.8)
FINANCING ACTIVITIES
Proceeds from issuance of debt	987.3	—	987.3	—
Capitalization of debt issuance cost	(9.8)	—	(9.8)	—
Cash dividends paid to common stockholders	(309.2)	(309.2)	(927.7)	(773.0)
Other, net	(0.8)	(0.2)	(0.5)	(1.0)
Net cash provided by (used in) financing activities	667.5	(309.4)	49.3	(774.0)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	(20.7)	(5.3)	(22.6)
Increase (decrease) in cash and cash equivalents	1,183.0	(65.2)	1,090.6	(37.5)
Cash and cash equivalents, at beginning of year	752.2	1,032.5	844.6	1,004.8
Cash and cash equivalents, at end of year	$1,935.2	$967.3	$1,935.2	$967.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
	(in millions)
TOTAL EQUITY, beginning of period	$6,788.6	$6,569.1	$6,612.8	$6,149.4
STOCKHOLDERS’ EQUITY, beginning of period	6,740.3	6,525.7	6,567.4	6,107.7
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	3,407.6	3,382.7	3,393.7	3,373.3
Other activity of the period	8.0	9.1	21.9	18.5
Balance at end of period	3,415.6	3,391.8	3,415.6	3,391.8
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the period	(2,767.9)	(2,768.3)	(2,768.3)	(2,768.7)
Used for corporate purposes	—	—	0.4	0.4
Balance at end of period	(2,767.9)	(2,768.3)	(2,767.9)	(2,768.3)
Parent Company common shares
Balance at beginning of period	(264.5)	(240.8)	(251.3)	(232.4)
Other activity, including dividend, interest and foreign currency transaction effect	(7.5)	(8.9)	(20.7)	(17.3)
Balance at end of period	(272.0)	(249.7)	(272.0)	(249.7)
Treasury stock balance at end of period	(3,039.9)	(3,018.0)	(3,039.9)	(3,018.0)
RETAINED EARNINGS:
Balance at beginning of period	6,358.7	6,142.8	6,186.9	5,726.2
Net earnings	389.6	369.4	1,180.2	1,249.8
Dividends declared and paid, common stock, per share, 2019- $1.2, 2018– $1	(309.2)	(309.2)	(927.7)	(773.0)
SCC shareholder derivative lawsuit — received from AMC	—	—	36.5	—
SCC shareholder derivative lawsuit — dividend paid	—	—	(36.5)	—
Other activity of the period	0.1	—	(0.2)	—
Balance at end of period	6,439.2	6,203.0	6,439.2	6,203.0
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning and end of period	(2.4)	0.5	(2.4)	0.5
STOCKHOLDERS’ EQUITY, end of period	6,821.3	6,586.1	6,821.3	6,586.1
NON-CONTROLLING INTEREST, beginning of period	48.3	43.4	45.4	41.7
Net earnings	1.7	1.3	4.7	3.9
Distributions paid	(1.0)	(0.3)	(1.1)	(1.2)
NON-CONTROLLING INTEREST, end of period	49.0	44.4	49.0	44.4
TOTAL EQUITY, end of period	$6,870.3	$6,630.5	$6,870.3	$6,630.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At September 30, 2019, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation ("SCC" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2019 and the results of operations, comprehensive income, cash flows and changes in equity for the three and nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. The December 31, 2018 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2018 and notes included in the Company’s 2018 annual report on Form 10-K.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ADOPTION OF LEASES STANDARD

The Company has adopted FASB ASC 842, Leases, effective January 1, 2019, applying the transition approach which permits it to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the financial statements for prior periods were not modified. At the date of adoption, the Company assessed that the adoption of the new leases standard resulted in the recognition of right of use assets and lease obligations of approximately $1,115.9 million, which was recorded in the Company’s balance sheet as of January 1, 2019.

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

NOTE 3 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At September 30,	At December 31,
	2019	2018
Trading securities	$1.0	$213.1
Weighted average interest rate	1.9%	2.2%

Available-for-sale	$0.7	$0.7
Weighted average interest rate	0.9%	0.7%
Total	$1.7	$213.8

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and at September 30, 2019 and December 31, 2018, included corporate bonds and asset and mortgage backed obligations. As of September 30, 2019 and December 31, 2018, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended			Nine months ended
	September 30,			September 30,
	2019		2018	2019		2018
Trading:
Interest earned	$	(*)	$0.1		$0.1	$0.2
Unrealized gain (loss) at the end of the period	$	(*)	$(0.2)	$	(*)	$(0.2)

Available-for-sale:
Interest earned		(*)	(*)		(*)	(*)
Investment redeemed		$—	$0.1		$—	$0.3

(*) Less than $0.1 million.

NOTE 4 — INVENTORIES:

Inventories were as follows:

	At September 30,	At December 31,
(in millions)	2019	2018
Inventory, current:
Metals at average cost:
Finished goods	$60.0	$69.6
Work-in-process	276.4	256.8
Ore stockpiles on leach pads	356.5	328.0
Supplies at average cost	369.3	378.3
Total current inventory	$1,062.2	$1,032.7
Inventory, long-term:
Ore stockpiles on leach pads	$1,224.9	$1,177.4

During the nine months ended September 30, 2019 and 2018, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $362.0 million and $393.6 million, respectively. Leaching inventories recognized in cost of sales amounted to $286.1 million and $240.0 million for the nine months September 30, 2019 and 2018, respectively.

NOTE 5 — INCOME TAXES:

The income tax provision and the effective income tax rate for the nine months of 2019 and 2018 consisted of ($ in millions):

	2019	2018
Statutory income tax provision	$648.0	$698.5
GILTI Tax	—	15.2
Peruvian royalty	8.6	6.7
Mexican royalty	47.6	60.9
Peruvian special mining tax	25.8	22.3
Total income tax provision	$730.0	$803.6

Effective income tax rate	38.2%	39.2%

These provisions include income taxes for Peru, Mexico and the United States. In addition, the Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The decrease in the 2019 effective income tax rate from the same period in 2018 was primarily attributed to reduced GILTI tax after additional regulation was issued by the IRS and lower mining tax in Mexico over the same period of 2018, offset by small increases in the Peruvian royalty and special mining tax.

Peruvian royalty and special mining tax: The Company has accrued $31.7 million and $24.2 million of royalty charge in the nine months of 2019 and 2018, respectively, of which $8.6 million and $6.7 million were included in income taxes in 2019 and 2018, respectively.

The Company has accrued $25.8 million and $22.3 million of special mining tax as part of the income tax provision for the nine months of 2019 and 2018, respectively.

Mexican mining royalty: The Company has accrued $47.6 million and $60.9 million of royalty taxes as part of the income tax provision for the nine months of 2019 and 2018, respectively.

Accounting for uncertainty in income taxes:

The amount of unrecognized tax benefits (UTB’s) that, if recognized, could affect the effective tax rate was $69.5 million at September 30, 2019, and $214.5 million at December 31, 2018. The change in the UTB’s relate entirely to U.S. income tax matters and the Company has no unrecognized Peruvian or Mexican tax benefits. The $145 million reduction during the nine-month 2019 period is due to the settlement with the Internal Revenue Service (IRS) of the examination of the 2011-2013 tax years. The change in the UTB’s had been anticipated by the Company, but because of the income tax accounting rules under ASC 740, the issues had to be effectively settled and the examination closed before the effect was final and reflected in the financial statements. The audit closing resulted in an immaterial tax benefit in the financial statements that was the result of the removal of the previous accrual of interest and penalty. The remaining reversal of uncertain tax positions was offset by changes in the deferred tax asset for foreign tax credits and valuation allowance.

The Internal Revenue Service field audit of 2014-2016 commenced during the nine months ended September 30, 2019 and with the closing of the 2011-2013 examination, the remaining years open to examination and adjustment in the United States are 2014 and all subsequent years.

Management does not expect that any of the open years will result in a cash payment within the upcoming twelve months ending September 30, 2020. The Company's reasonable expectations about future resolutions of uncertain items did not materially change during the nine months ended September 30, 2019.

NOTE 6 — RELATED PARTY TRANSACTIONS:

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

Receivable and payable balances with related parties are shown below (in millions):

	At September 30,	At December 31,
	2019	2018
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$9.0	$74.4
Americas Mining Corporation (“AMC”)	—	11.0
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	0.1	0.2
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.4	1.4
Ferrocarril Mexicano, S.A. de C.V.	—	0.1
Grupo Mexico	2.7	2.7
Mexico Generadora de Energia S. de R.L. ("MGE")	9.1	10.3
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.5	0.6
Related to the controlling group:
Boutique Bowling de Mexico S.A. de C.V.	0.1	0.3
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.3	0.1
Operadora de Cinemas S.A. de C.V.	0.1	0.4
	$22.3	$101.5

Related parties receivable non-current:
Grupo Mexico and affiliates:
Asarco LLC	$60.0	$—

Related parties payable:
Grupo Mexico and affiliates:
Asarco LLC	$15.0	$4.1
AMMINCO	4.0	8.0
Eolica El Retiro, S.A.P.I. de C.V.	0.3	1.0
Ferrocarril Mexicano S.A. de C.V.	4.8	6.4
Grupo Mexico	0.2	0.6
MGE	34.9	40.6
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	18.0	14.4
Related to the controlling group:
Boutique Bowling de Mexico S.A. de C.V.	0.2	0.1
Operadora de Cinemas S.A. de C.V.	0.1	0.1
	$77.5	$75.3

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the nine months ended September 30, 2019 and 2018 (in millions):

	2019	2018
Purchase activity
Asarco LLC	$32.2	$30.0
AMMINCO	6.4	—
Eolica El Retiro, S.A.P.I. de C.V.	2.9	2.2
Ferrocarril Mexicano, S.A. de C.V.	35.1	33.0
Grupo Mexico	7.9	13.5
MGE	147.3	144.4
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	56.4	63.1
Total purchases	$288.2	$286.2
Sales activity
Asarco LLC	$10.6	$82.8
Ferrocarril Mexicano, S.A. de C.V.	0.1	—
MGE	33.3	52.3
Total sales	$44.0	$135.1

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

In the nine months ended September 30, 2019, the Company made donations of $8.9 million to Fundacion Grupo Mexico A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations.

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

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying 6.2% of its power output to third-party energy users; compared to 22% at September 30, 2018.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and started to sell power to Industrial Minera Mexico and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro is supplying approximately 25.4% of its power output to IMMSA.

The Company sold copper cathodes, rod and anodes, as well as sulfuric acid, silver, gold and lime to Asarco LLC.

In September 2019, Asarco LLC signed a promissory agreement to pay to the Company´s Mexican operations $62.0 million plus interest no later than October 31, 2021, with quarterly payments of $0.5 million. The annual interest rate of the note is Libor plus 200 basis points, 4.08513%, which will be reviewed annually. As of September 30, 2019, $60.0 million is recorded as other non-current asset and $2.0 million, as current asset in the condensed consolidated balance sheet.

In addition, the Company received fees for building rental and maintenance services provided to Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates and for natural gas and services provided to MGE; all subsidiaries of Grupo Mexico.

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the nine months ended September 30, 2019 and 2018 (in millions):

	2019	2018
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.3	$0.2
Mextransport	1.1	1.1
Operadora de Cinemas S.A. de C.V.	0.1	0.1
Total purchases	$1.5	$1.4

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$0.2
Empresarios Industriales de Mexico, S.A. de C.V.	0.2	—
Mextransport	1.3	1.2
Operadora de Cinemas S.A. de C.V.	0.1	0.1
Total sales	$1.7	$1.5

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

In addition, the Company received fees for building rental and maintenance provided to Boutique Bowling de Mexico S.A. de C.V., Operadora de Cinemas S.A. de C.V and Mextransport. The Company´s Mexican operations also received fees for security services provided to Empresarios Industriales de Mexico, S.A. de C.V. This is also a company controlled by the Larrea family.

Equity Investment in Affiliate: The Company has a 44.2% participation in Compania Minera Coimolache S.A. (“Coimolache”), which it accounts for on the equity method. Coimolache owns Tantahuatay, a gold mine located in the northern part of Peru.

In addition, the Company has a 30.0% participation in Apu Coropuna S.R.L. (“Apu Coropuna”), which it accounts for on the equity method. Apu Coropuna is a company which undertakes exploration activities in the Pucay prospect, located in Arequipa, Peru.

It is anticipated that in the future the Company will enter into similar transactions with these same parties.

In the nine months of 2019, the Company did not have purchase or sales activities with companies having relationships with SCC executive officers.

NOTE 7 — FINANCING:

New Minera Mexico S.A. de C.V. Notes:

On September 26, 2019, SCC’s subsidiary Minera Mexico S.A. de C.V. issued $1.0 billion of fixed-rate senior notes with a discount of $12.7 million, which is being amortized over the term of the related debt. This debt was issued in one tranche, due in 2050 at an annual interest rate of 4.5%. Interest on the notes will be paid semi-annually in arrears. The Company intends to use the net proceeds from this offering (i) to finance Minera Mexico expansion program, including the Buenavista Zinc, Pilares and El Pilar projects, (ii) for other capital expenditures and (iii) for general corporate purposes.

The notes will constitute Minera Mexico general unsecured obligations.

The Company capitalized the costs associated with the issuance of this facility, which are included as part of the amortized cost of the long-term debt in the condensed consolidated balance sheet.

In connection with the transaction, on September 26, 2019, Minera Mexico entered into a supplemental indenture with Wells Fargo Bank, National Association, as trustee, which provide for the issuance, and set forth the terms of the notes described above. The indenture contains covenants that limit Minera Mexico's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Minera Mexico's assets.

Credit risk rating:

On September 19, 2019 Moody’s investors service assigned Baa2 as debt rating on the new notes issued. Also on September 19, 2019 Fitch and Standard & Poor’s ratings services assigned its ‘BBB+’, as debt rating on the new notes issued.

NOTE 8 — LEASES:

The Company has operating leases for power generating facilities, vehicles and properties. Leases with an initial term of 12 months or less, underlying asset value of $10,000 or less and total nominal contract value of $100,000 or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Some of the Company’s leases include both lease and non-lease components which are accounted for separately. The Company’s leases have remaining lease terms of two years to 13 years, and do not include options to extend the leases. The Company’s lease agreements do not contain options to purchase the leased assets or to terminate the leases before the expiration date. In addition, the Company’s lease contracts do not have any material residual value guarantees or material restrictive covenants. As none of the Company’s leases provides an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The weighted average remaining lease term for the Company’s leases is 9 years, and the weighted average discount rate for these leases is 3.65%.

The operating lease expense recognized in the nine months ended September 30, 2019 was classified as follows (in millions):

Classification	2019
Cost of sales (exclusive of depreciation, amortization and depletion)	$86.8
Selling, general and administrative	0.1
Exploration	0.1
Total lease expense	$87.0

The Company’s short-term lease costs for the nine months ended September 30, 2019 was $0.3 million.

Maturities of lease liabilities were as follows:

Lease liabilities
Year	(in millions)
2019	$28.9
2020	115.4
2021	115.3
2022	112.2
2023	111.1
After 2023	929.2
Total lease payments	$1,412.1
Less: interest on lease liabilities	(350.3)
Present value of lease payments	$1,061.8

NOTE 9 — ASSET RETIREMENT OBLIGATION:

Peruvian operations:

The Company maintains an asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently and for the near-term future, the Company has pledged the value of its Lima office complex and a warehouse in Lima as support for this obligation. The accepted values of these facilities, for this purpose, are of $45.3 million. Through September 2019, the Company has provided guarantees of $37.8 million. The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the Ilo smelter and refinery, and the shops and auxiliary facilities at the three units. In March 2016, MINEM approved the Mining Closure Plan for the Toquepala expansion project. The closure plan for the Tia Maria project was approved in February 2017 and the construction permit was received on July 8, 2019. However, the Company has not recorded a retirement obligation for the Tia Maria project because the work on the project is still on hold. The Company believes that under these circumstances the recording of a retirement obligation is not appropriate. In accordance with requirements of Peruvian law, the Company in December 2017 and February 2018, submitted to MINEM revised closure plans for the Cuajone mine and the Ilo facilities respectively. The revised closure plan for the Ilo facility was approved in January 2019 and after comments received from MINEM, the Company submitted a new revised closure plan for the Cuajone mine which at September 30, 2019 is pending approval. As result of these new estimates, in the second quarter of 2019, the Company has increased the asset retirement obligation by $28.1 million.

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

The following table summarizes the asset retirement obligation activity for the nine months ended September 30, 2019 and 2018 (in millions):

	2019	2018
Balance as of January 1	$217.7	$222.5
Changes in estimates	25.2	(15.6)
Closure payments	(0.8)	—
Accretion expense	9.5	8.9
Balance as of September 30,	$251.6	$215.8

NOTE 10 — BENEFIT PLANS:

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

The components of net periodic benefit costs for the nine months ended September 30, 2019 and 2018 are as follows (in millions):

(in millions)	2019	2018
Service cost	$0.8	$0.8
Interest cost	1.3	1.2
Expected return on plan assets	(2.6)	(2.7)
Amortization of prior service cost / (credit)	0.2	0.2
Amortization of net loss/(gain)	0.1	0.1
Net periodic benefit cost	$(0.2)	$(0.4)

Post-retirement health care plans:

United States: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits”.

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the nine months ended September 30, 2019 and 2018 are as follows (in millions):

(in millions)	2019	2018
Interest cost	$0.7	$0.7
Amortization of net loss (gain)	(0.2)	(0.2)
Amortization of prior service cost/ (credit)	(*)	(*)
Net periodic benefit cost	$0.5	$0.5

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

Environmental capital investments in the nine months ended September 30, 2019 and 2018 were as follows (in millions):

	2019	2018
Peruvian operations	$12.9	$38.0
Mexican operations	55.9	35.3
	$68.8	$73.3

Peruvian operations: The Company’s operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through the Ministry of Environment (“MINAM”) conducts annual audits of the Company’s Peruvian mining and metallurgical operations. Through these environmental audits, matters related to environmental obligation, compliance with legal requirements, atmospheric emissions, effluent monitoring and waste management are reviewed. Peruvian law requires that companies in the mining industry provide assurances for future mine closure and remediation. In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM. See Note 9 “Asset retirement obligation,” for further discussion of this matter.

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defined new AQS for daily sulfur dioxide in the air. As of September 30, 2019, the Company maintains a lower daily average level of µg/m3 (micrograms per cubic meter) of SO2, than those required by the AQS.

Soil Environmental Quality Standards (“SQS”): In 2013, the Peruvian government enacted SQS applicable to any existing facility or project that generates or could generate the risk of soil contamination in its area of operation or influence. In March 2014, MINAM issued a supreme decree, which established additional provisions for the gradual implementation of SQS.

In accordance with the regulatory requirements, the Company has been working on a characterization phase and a Soil Decontamination Plan (“SDP”) for environmentally impacted sites in each of its operating units (Toquepala, Cuajone, and Ilo) with the assistance of consulting companies. The Toquepala and Cuajone SDP have been presented to the authorities for review and approval in the third quarter of 2019, and the Ilo SDP will be submitted during the last quarter of 2019.

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

In 2011, the General Law was amended, giving an individual or entity the ability to contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment as long as it can be argued that the harm may be caused. In addition, in 2011, amendments to the Civil Federal Procedures Code (“CFPC”) were enacted, which establish three categories of collective actions by means of which 30 or more people claiming injury derived from environmental, consumer protection, financial services and economic competition issues will be considered to be sufficient in order to have a legitimate interest to seek through a civil procedure restitution or economic compensation or suspension of the activities from which the alleged injury derived. The amendments to the CFPC may result in more litigation, with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

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

On February 2019, the Mexican Supreme Court confirmed the constitutionality of an ecological tax on extractive activities developed in the state of Zacatecas, which taxes the environmental remediation actions, emissions of certain gases to the atmosphere, emissions of pollutant substances to the soil or water, and waste storage within the state territory. The Company has determined that this new environmental regulation will have no impact on its financial position.

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

The Company does not know the reasons or causes for this partial and temporary closure, but it will continue contributing with the environmental authorities with all the necessary elements in order to provide certainty with respect to the operation, in strict adherence to environmental regulations. The Company expects the environmental authorities to revoke the partial temporary shutdown, once they clarify their concerns. Currently, the Company does not expect any impact on its operations.

The Company believes that all of its facilities in Peru and Mexico are in material compliance with applicable environmental, mining and other laws and regulations. The Company also believes that continued compliance with environmental laws of Mexico and Peru will not have a material adverse effect on the Company’s business, properties, or result of operations.

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

The del Carpio Lazio case was rejected by the court of first instance on November 14, 2016. The plaintiff filed an appeal before the Superior Court on January 3, 2017. On January 9, 2018, the lawyers of both parties presented their respective positions before the Appellate Court. On March 8, 2018, the Appellate Court issued its final decision, which upheld the first instance ruling. On April 27, 2018, the plaintiff filed an extraordinary appeal before the Supreme Court. As of September 30, 2019, the case remains pending resolution.

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. As of September 30, 2019, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. On July 19, 2019, the oral hearing took place. As of September 30, 2019, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. On May 2016, the Company was included in the process, after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. As of September 30, 2019, the case remains pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization, since 1995. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of September 30, 2019, the case remains pending resolution without further developments. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. The amount of this contingency cannot be reasonably estimated by management at this time.

Mexican operations

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution that occurred at a leaching pond of the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for the environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and remains pending resolution as of September 30, 2019.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Two of the collective action lawsuits have been dismissed by the court. As of September 30, 2019, three lawsuits continue in process: two were filed by Acciones Colectivas de Sinaloa, A.C. and one was filed by Defensa Colectiva, A.C.; who have requested precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Domínguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. During the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. During the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages, such lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria Peña Molina, et al; those actions were dismissed by the court, because of their expiration. As of September 30, 2019, forty-five cases remain pending resolution.

During 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al which established two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. During the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. During the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. Regarding the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution which established that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures, with no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, has informed the corresponding Judge about its compliance with the resolution, in which BVC was imposed additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period six months period; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, for which six months are granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions that are imposed. The foregoing does not impact BVC’s operations. Likewise, it is noted that the lawsuits promoted by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of September 30, 2019, the remaining cases are still pending resolution.

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

Corporate operations

Carla Lacey, on behalf of herself and all other similarly situated stockholders of Southern Copper Corporation, and derivatively on behalf of Southern Copper Corporation

In April 2019, a derivative lawsuit was filed against the Company, certain of its current and former Directors, and Grupo Mexico in the Delaware Court of Chancery relating to certain construction contracts, contracts for the purchase and sale of minerals, and transportation contracts entered into between the Company’s subsidiaries and subsidiaries of Grupo Mexico.

In August 2019, SCC, the current and former Directors, and Grupo Mexico responded to the complaint by filing motions to dismiss. The plaintiff has until on or before October 25, 2019 to respond to the motions. Because SCC has not formed a conclusion as to whether an unfavorable outcome is either probable or remote, SCC expresses no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to SCC.

Labor matters:

Peruvian operations: 64% of the Company’s 4,862 Peruvian employees were unionized at September 30, 2019. Currently, there are six separate unions, one large union and five smaller unions. In June 2018, the Company signed a three-year collective bargaining agreement with one of the smaller unions. This agreement includes, among other things, annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/45,000 (approximately $13,600) which was recorded as labor expense. In August 2018, the Company signed a three-year collective bargaining agreement with three additional unions. This agreement includes, among other things, annual salary increases of 5% for each year starting December 2018, and a signing bonus of S/45,000 (approximately $13,600) which was recorded as labor expense. In March 2019, the Company signed an agreement with one additional union. The agreement also included annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/45,000 (approximately $13,600) which was recorded as labor expense in the first quarter of 2019.

As of September 30, 2019, the Company continues negotiations for a collective bargaining agreement with the remaining unsigned union.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that will hold the collective bargaining agreement at the San Martín mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions), won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martín mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized again the election results from February 28, 2018; in which the National Federation of Independent Unions won by a majority. The Company is working on a rehabilitation plan to restore operations at the San Martin mine with a budget of $87 million. At September 30, 2019 the plan is in progress with a total expense of $70.2 million.

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of September 30, 2019, the case remains pending resolution without further developments.

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

On July 15, 2019, anti-mining groups staged a violent demonstration affecting economic as well as other activities in the Islay province. These actions were followed by the filing of three complaints, sponsored by groups opposing the Tia Maria project, with the Mining Council, which is the Peruvian administrative authority responsible to resolve on these complaints. The Mining Council temporarily suspended the construction permit on August 8, 2019 until a decision is reached on the complaints. On October 7, 2019, as part of the process, the Mining Council conducted a hearing on the complaints and the Company position. The Company strongly believes the noted claims have no merit and, consequently, expects a favorable decision on this matter.

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

Tia Maria´s project budget is approximately $1.4 billion, of which $336.5 million has been invested through September 30, 2019. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and therefore, do not release any emissions into the atmosphere.

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

Toquepala Concentrator Expansion:

In April 2015, the construction permit for the Toquepala expansion project was approved by the MINEM. The project budget is $1,320 million, of which $1,296.8 million has been invested through September 30, 2019. This project will increase Toquepala’s annual copper production to 257,000 tons in 2019, a 51% production increase, when compared to

2018. The construction of the project was completed and the project began production in the fourth quarter of 2018. Full production was reached in the second quarter of 2019.

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

As the Toquepala expansion project has been completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $62.1 million in its condensed consolidated financial statements as of September 30, 2019.

Power purchase agreements:

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatt (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects for ten years starting on May 1, 2017 and ending after ten years of commercial operation of the Toquepala Expansion or on April 30, 2029; whichever occurs first.

Mexican operations

Power purchase agreements:

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 6 “Related party transactions”.

●	Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company´s Mexican operations. For further information, please see Note 6 “Related party transactions”.

Corporate operations

Commitment for Capital projects:

As of September 30, 2019, the Company has committed approximately $125.9 million for the development of its capital investment projects at its operations.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 5 “Income taxes”).

NOTE 12 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the nine-month period ended September 30, 2019 and 2018 is as follows (in millions):

	2019	2018
Southern Copper common shares
Balance as of January 1,	$2,768.3	$2,768.7
Used for corporate purposes	(0.4)	(0.4)
Balance as of September 30,	2,767.9	2,768.3

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	251.3	232.4
Other activity, including dividend, interest and foreign currency transaction effect	20.7	17.3
Balance as of September 30,	272.0	249.7
Treasury stock balance as of September 30,	$3,039.9	$3,018.0

The following table summarizes share distributions in the first nine months of 2019 and 2018:

	2019	2018
Southern Copper common shares
Directors’ Stock Award Plan	14,400	16,000

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	0.4	1.3

Southern Copper Common Shares:

At September 30, 2019 and at December 31, 2018, there were in treasury 111,537,217 and 111,551,617 shares of SCC’s common stock, respectively.

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

The NYSE closing price of SCC common shares at September 30, 2019 was $34.13 and the maximum number of shares that the Company could purchase at that price is 2.4 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of September 30, 2019. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

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

Parent Company common shares:

At September 30, 2019 and at December 31, 2018 there were in treasury 94,147,164 and 100,188,809 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the nine months 2019 and 2018 and the unrecognized compensation expense under this plan were as follows (in millions):

	2019	2018
Stock based compensation expense	$0.4	$0.4
Unrecognized compensation expense	$2.2	$2.8

The following table presents the activity of this plan for the nine months ended September 30, 2019 and 2018:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2019	1,840,336	$2.63
Granted	—	—
Exercised	(437,386)	$2.63
Forfeited	—	—
Outstanding shares at September 30, 2019	1,402,950	$2.63
Outstanding shares at January 1, 2018	2,293,120	$2.63
Granted	—	—
Exercised	(306,817)	$2.63
Forfeited	—	—
Outstanding shares at September 30, 2018	1,986,303	$2.63

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

The stock based compensation expense for the nine months ended September 30, 2019 and the unrecognized compensation expense under this plan were as follows (in millions):

2019
Stock based compensation expense	$0.5
Unrecognized compensation expense	$4.7

The following table presents the stock award activity of this plan for the nine months ended September 30, 2019:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2019	2,782,424	1.86
Granted	1,238,169	1.86
Exercised	—	—
Forfeited	—	—
Outstanding shares at September 30, 2019	4,020,593	1.86

Non-controlling interest:

The following table presents the non-controlling interest activity for the nine months ended September 30, 2019 and 2018 (in millions):

	2019	2018
Balance as of January 1,	$45.4	$41.7
Net earnings	4.7	3.9
Dividend paid	(1.1)	(1.2)
Balance as of September 30,	$49.0	$44.4

NOTE 13 — FAIR VALUE MEASUREMENT:

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018 (in millions):

	At September 30, 2019		At December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	6,190.1	7,452.7	5,210.7	5,540.0
Long-term debt level 2	750.0	778.0	749.4	761.7
Total long-term debt	$6,940.1	$8,230.7	$5,960.1	$6,301.7

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the cases of the Yankee bonds, the notes due 2020 and the notes due 2022, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of September 30, 2019 and December 31, 2018 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$1.0	$1.0	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.4	—	0.4	—
Mortgage backed securities	0.3	—	0.3	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	544.7	544.7	—	—
Molybdenum	166.6	166.6	—	—
Total	$713.0	$712.3	$0.7	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$213.1	$213.1	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.4	—	0.4	—
Mortgage backed securities	0.3	—	0.3	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	274.3	274.3	—	—
Molybdenum	107.4	107.4	—	—
Total	$595.5	$594.8	$0.7	$—

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

NOTE 14 — REVENUE:

On January 1, 2018, the Company adopted FASB Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Upon adoption by the Company, no cumulative effect adjustment was required to be recognized, as the adoption of the standard did not result in a change to the way the Company recognizes its revenue.

The Company’s net sales were $5,431.0 million in the nine months ended September 30, 2019, compared to $5,402.1 million in the same period of 2018. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended September 30, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$338.3	$81.8	$—	$(18.6)	$401.5
United States	280.4	3.1	58.7	—	342.2
Peru	—	—	75.2	—	75.2
Brazil	—	1.0	48.7	—	49.7
Chile	0.1	—	64.4	—	64.5
Other American countries	10.1	0.7	0.4	—	11.2
Europe:
Switzerland	171.1	11.3	81.5	—	263.9
Italy	5.7	2.0	54.6	—	62.3
Spain	46.7	—	—	—	46.7
Other European countries	24.8	4.4	38.0	—	67.2
Asia:
Singapore	68.0	2.3	212.8	—	283.1
Japan	21.3	—	106.6	—	127.9
Other Asian countries	15.9	0.1	48.1	—	64.1
Total	$982.4	$106.7	$789.0	$(18.6)	$1,859.5

	Three Months Ended September 30, 2018
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$329.3	$86.4	$—	$(17.2)	$398.5
United States	263.1	0.5	40.8	—	304.4
Peru	—	—	92.6	—	92.6
Brazil	—	6.6	55.9	—	62.5
Chile	—	—	42.4	—	42.4
Other American countries	15.2	0.5	—	—	15.7
Europe:
Switzerland	141.4	6.8	31.4	—	179.6
Italy	5.1	3.4	64.3	—	72.8
Spain	42.0	—	—	—	42.0
Other European countries	74.0	2.9	24.3	—	101.2
Asia:
Singapore	104.9	—	164.1	—	269.0
Japan	(4.7)	—	114.0	—	109.3
Other Asian countries	24.8	0.2	8.7	—	33.7
Total	$995.1	$107.3	$638.5	$(17.2)	$1,723.7

	Nine Months Ended September 30, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,002.5	$261.3	$—	$(63.9)	$1,199.9
United States	817.3	6.2	87.0	—	910.5
Peru	1.6	—	254.0	—	255.6
Brazil	—	13.3	141.6	—	154.9
Chile	1.3	—	143.6	—	144.9
Other American countries	34.1	2.0	3.1	—	39.2
Europe:
Switzerland	579.4	28.4	264.9	—	872.7
Italy	42.7	10.3	165.6	—	218.6
Spain	139.0	—	—	—	139.0
Other European countries	70.3	19.2	159.0	—	248.5
Asia:
Singapore	198.5	8.7	460.6	—	667.8
Japan	37.3	—	350.6	—	387.9
Other Asian countries	85.1	0.7	105.7	—	191.5
Total	$3,009.1	$350.1	$2,135.7	$(63.9)	$5,431.0

	Nine Months Ended September 30, 2018
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,026.2	$307.0	$—	$(55.6)	$1,277.6
United States	782.4	6.1	139.1	—	927.6
Peru	—	—	292.7	—	292.7
Brazil	—	28.8	183.2	—	212.0
Chile	—	—	102.1	—	102.1
Other American countries	41.6	2.9	1.2	—	45.7
Europe:
Switzerland	340.4	33.9	105.8	—	480.1
Italy	18.2	16.8	224.6	—	259.6
Spain	130.7	—	—	—	130.7
Other European countries	195.7	13.4	72.4	—	281.5
Asia:
Singapore	389.0	—	443.1	—	832.1
Japan	68.7	—	333.2	—	401.9
Other Asian countries	132.0	0.7	25.8	—	158.5
Total	$3,124.9	$409.6	$1,923.2	$(55.6)	$5,402.1

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$809.6	$11.5	$667.3	$(11.0)	$1,477.4
Molybdenum	91.2	—	65.3	—	156.5
Silver	49.8	24.7	23.1	(9.0)	88.6
Zinc	—	54.6	—	2.6	57.2
Other	31.8	15.9	33.3	(1.2)	79.8
Total	$982.4	$106.7	$789.0	$(18.6)	$1,859.5

	Three Months Ended September 30, 2018
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$840.8	$9.9	$550.8	$(10.0)	$1,391.5
Molybdenum	89.2	—	48.4	—	137.6
Zinc	—	63.2	—	—	63.2
Silver	42.5	19.0	16.8	(6.6)	71.7
Other	22.6	15.2	22.5	(0.6)	59.7
Total	$995.1	$107.3	$638.5	$(17.2)	$1,723.7

	Nine Months Ended September 30, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$2,504.9	$34.5	$1,840.7	$(38.2)	$4,341.9
Molybdenum	274.8	—	154.6	—	429.4
Silver	137.6	59.1	58.7	(21.3)	234.1
Zinc	—	211.3	—	(1.6)	209.7
Other	91.8	45.2	81.7	(2.8)	215.9
Total	$3,009.1	$350.1	$2,135.7	$(63.9)	$5,431.0

	Nine Months Ended September 30, 2018
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$2,661.9	$37.0	$1,686.7	$(32.2)	$4,353.4
Molybdenum	254.2	—	124.3	—	378.5
Zinc	—	253.0	—	(0.1)	252.9
Silver	133.2	63.4	50.6	(21.2)	226.0
Other	75.6	56.2	61.6	(2.1)	191.3
Total	$3,124.9	$409.6	$1,923.2	$(55.6)	$5,402.1

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of September 30, 2019:
Trade receivables	$430.1	$41.8	$370.1	$—	$842.0
Related parties, current	14.1	—	—	8.2	22.3
Related parties, non-current	60.0	—	—	—	60.0

As of December 31, 2018:
Trade receivables	$505.9	$50.5	$266.0	$—	$822.4
Related parties	81.6	—	—	19.9	101.5

As of September 30, 2019, the Company has long-term contracts with promises to deliver the following products:

Copper concentrates (in tons)	1,090,000
Copper cathodes (in tons)	48,000
Molybdenum concentrates (in tons)	24,446
Sulfuric acid (in tons)	331,620

Provisionally priced sales: At September 30, 2019, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the September 30, 2019 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at September 30, 2019:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	210.4	2.59	October 2019 through February 2020
Molybdenum	14.1	11.78	October through December 2019

The provisional sales price adjustment included in accounts receivable and net sales at September 30, 2019 includes negative adjustments of $19.9 million and $6.0 million for copper and molybdenum, respectively.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

NOTE 15 — SEGMENT AND RELATED INFORMATION:

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended September 30, 2019
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$982.4	$88.1	$789.0	$—	$1,859.5
Intersegment sales	—	18.6	—	(18.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	390.2	80.7	452.5	(16.9)	906.5
Selling, general and administrative	19.4	2.0	9.4	1.2	32.0
Depreciation, amortization and depletion	91.1	13.7	88.4	7.1	200.3
Exploration	0.5	2.3	1.9	2.2	6.9
Operating income	$481.2	$8.0	$236.8	$(12.2)	713.8
Less:
Interest, net					(78.7)
Other income (expense)					(6.3)
Income taxes					(241.0)
Equity earnings of affiliate					3.5
Non-controlling interest					(1.7)
Net income attributable to SCC					$389.6
Capital investment	$59.4	$32.1	$88.8	$2.4	$182.7
Property and mine development, net	$4,691.2	$487.6	$3,878.7	$337.8	$9,395.3
Total assets	$8,093.3	$839.3	$5,114.6	$2,447.2	$16,494.4

	Three Months Ended September 30, 2018
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$995.1	$90.1	$638.5	$—	$1,723.7
Intersegment sales	—	17.2	—	(17.2)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	398.8	74.7	369.3	(18.8)	824.0
Selling, general and administrative	15.8	1.9	8.5	0.2	26.4
Depreciation, amortization and depletion	95.1	11.5	61.6	2.4	170.6
Exploration	0.4	1.1	2.2	2.3	6.0
Operating income	$485.0	$18.1	$196.9	$(3.3)	696.7
Less:
Interest, net					(64.8)
Other income (expense)					(7.6)
Income taxes					(257.9)
Equity earnings of affiliate					4.3
Non-controlling interest					(1.3)
Net income attributable to SCC					$369.4
Capital investment	$53.7	$10.2	$217.7	$0.7	$282.3
Property and mine development, net	$4,579.5	$433.4	$3,745.6	$553.3	$9,311.8
Total assets	$8,122.7	$974.1	$4,754.9	$465.0	$14,316.7

	Nine Months Ended September 30, 2019
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$3,009.1	$286.2	$2,135.7	$—	$5,431.0
Intersegment sales	—	63.9	—	(63.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,194.9	285.3	1,208.0	(70.3)	2,617.9
Selling, general and administrative	51.4	6.0	28.2	5.8	91.4
Depreciation, amortization and depletion	263.9	39.9	247.8	29.0	580.6
Exploration	1.4	7.0	9.0	2.5	19.9
Operating income	$1,497.5	$11.9	$642.7	$(30.9)	2,121.2
Less:
Interest, net					(232.5)
Other income (expense)					22.0
Income taxes					(730.0)
Equity earnings of affiliate					4.2
Non-controlling interest					(4.7)
Net income attributable to SCC					$1,180.2
Capital investment	$180.5	$79.6	$271.5	$4.5	$536.1
Property and mine development, net	$4,691.2	$487.6	$3,878.7	$337.8	$9,395.3
Total assets	$8,093.3	$839.3	$5,114.6	$2,447.2	$16,494.4

	Nine Months Ended September 30, 2018
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$3,124.9	$354.0	$1,923.2	$	$5,402.1
Intersegment sales	—	55.6	—	(55.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,214.8	271.2	1,126.7	(60.5)	2,552.2
Selling, general and administrative	41.4	6.8	26.9	1.6	76.7
Depreciation, amortization and depletion	269.5	33.6	171.3	20.8	495.2
Exploration	1.5	3.6	11.7	3.5	20.3
Operating income	$1,597.7	$94.4	$586.6	$(21.0)	2,257.7
Less:
Interest, net					(197.2)
Other income (expense)					(13.1)
Income taxes					(803.6)
Equity earnings of affiliate					9.9
Non-controlling interest					(3.9)
Net income attributable to SCC					$1,249.8
Capital investment	$197.9	$32.6	$581.9	$19.4	$831.8
Property and mine development, net	$4,579.5	$433.4	$3,745.6	$553.3	$9,311.8
Total assets	$8,122.7	$974.1	$4,754.9	$465.0	$14,316.7

NOTE 16 — SUBSEQUENT EVENTS:

Dividends:

On October 17, 2019, the Board of Directors authorized a dividend of $0.40 per share payable on November 21, 2019 to shareholders of record at the close of business on November 7, 2019.

Tia Maria construction license:

On July 15, 2019, anti-mining groups staged a violent demonstration affecting economic as well as other activities in the Islay province. These actions were followed by the filing of three complaints, sponsored by groups opposing the Tia Maria project, with the Mining Council, which is the Peruvian administrative authority responsible to resolve on these complaints. The Mining Council temporarily suspended the construction permit on August 8, 2019 until a decision is reached on the complaints. On October 7, 2019, as part of the process, the Mining Council conducted a hearing on the complaints and the Company position.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, some of the following:

●	Changes in copper, molybdenum, silver and zinc prices: In the first nine months of 2019, the average LME and COMEX copper prices were $2.74 per pound, 9.0% and 8.4% lower than in the same period of 2018, respectively. During the nine months of 2019 per pound LME spot copper prices ranged from $2.51 to $2.98. Average molybdenum prices in the first nine months of 2019 increased 0.4% and zinc prices decreased by 13.9%, when compared to the average prices in the first nine months of 2018. Average silver prices decreased 1.6% in the first nine months of 2019 when compared to the same period of 2018.

●	Sales structure: In the first nine months of 2019, approximately 79.9% of our revenue came from the sale of copper, 7.9% from molybdenum, 4.3% from silver, 3.9% from zinc and 4.0% from various other products, including gold, sulfuric acid and other materials.

●	Copper: During the third quarter of 2019 the LME copper price decreased, from an average of $2.77 per pound in the third quarter of 2018 to $2.63 (-5.1%). Even though we see a fair physical market for copper, we believe the fall in prices is now reflecting a slowdown of the World economy, strongly related to Brexit and the escalation of trade protectionism between the United States, Europe and China. We believe a clear path of solution to these events is necessary for a recovery in copper prices. We are adjusting our view of a refined copper demand growth to 0.9% in 2019, with positive growth in the U.S. and Asia, with a China demand of 2.5% more refined copper than in 2018.

On the supply side, at the beginning of 2019 the market had several production losses related to labor strikes, heavy rains in Chile and Peru and technical problems. However, the recent slowdown in refined copper demand is changing our market balance view for the year, reducing our market deficit view to close to 100,000 tons for the year.

●	Molybdenum: Represented 8.4% of our sales in the third quarter of 2019. During the third quarter of 2019, the average molybdenum price decreased by 3.1% when compared to the second quarter of 2019.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness and corrosion and heat resistance. New uses for this metal are in lubricants, in sulfur filtering of heavy oils and shale gas production.

●	Zinc: Represented 3.1% of our sales in the third quarter of 2019. We are aware that the performance of zinc prices over the last 12 months has been decreasing, mainly affected by the trade war between US-China, but we believe that this effect will be offset in the future by a supply reduction due to the closure of a number of zinc mines in recent years.

●	Silver: Represented 4.8% of our sales in the third quarter of 2019 and it is currently our second by-product. We believe that silver prices will have support due to its industrial uses as well as its linkage to gold as a value shelter in times of economic uncertainty.

●	Production: In the fourth quarter of 2018, we began operations at the new Toquepala concentrator which produced 8,630 tons of copper in 2018. For 2019 we expect to produce 991,000 tons of copper, a 12.0% increase from the 883,689 tons we produced in 2018.

We also expect to produce 19.7 million ounces of silver, about 14% higher than the 2018 production of 17.3 million ounces, mainly resulting from the contribution of the San Martin, Santa Barbara and Toquepala mines. In 2019, we expect to produce 77,500 tons of zinc from our mines, up 9.5% from 2018 production of 70,778 tons, as a result of the partial recovery of production at the San Martin mine. Additionally, we expect to produce 25,500 tons of molybdenum, an increase of 16% due to the significant contribution of the molybdenum plant at the new Toquepala concentrator.

●Cost: Our operating costs and expenses for the nine months of 2019 and 2018 were as follows:

			Variance
	2019	2018	Value	%
Operating costs and expenses (in millions)	$3,309.8	$3,144.4	$165.4	5.3%

The increase was mainly due to higher cost of sales and depreciation, amortization and depletion at our Peruvian operations segment, partially offset by lower cost of sales at our Mexican open pit operations.

●	Capital Investments: In the nine months of 2019 we spent $536.1 million on capital investments, 35.5% lower than in the nine months of 2018, and represented 46.3% of net income. Our growth program to develop the full production potential of our Company is underway. We are currently developing an organic growth plan to increase our copper volume production to 1.5 million tons by 2026 with the development of new projects.

●	Financing: On September 26, 2019, our subsidiary Minera Mexico S.A. de C.V. issued $1.0 billion of fixed-rate senior notes with a discount of $12.7 million, which is being amortized over the term of the related debt. This debt was issued in one tranche, due in 2050 at an annual interest rate of 4.5%. Interest on the notes will be paid semi-annually in arrears.The Company intends to use the net proceeds from this offering (i) to finance Minera Mexico’s expansion program, including Buenavista Zinc, Pilares and El Pilar projects, (ii) for other capital expenditures and (iii) for general corporate purposes.

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

Earnings: The table below highlights key financial and operational data of our Company for the three and nine months ended September 30, 2019 and 2018 (in millions, except copper price, percentages and per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Copper price LME	2.63	2.77	(0.14)	(5.1)%	2.74	3.01	(0.27)	(9.0)%
Pounds of copper sold	578.5	502.7	75.8	15.1%	1,616.8	1,452.3	164.5	11.3%
Net sales	$1,859.5	$1,723.7	$135.8	7.9%	$5,431.0	$5,402.1	$28.9	0.5%
Operating income	$713.8	$696.7	$17.1	2.5%	$2,121.2	$2,257.7	$(136.5)	(6.0)%
Net income attributable to SCC	$389.6	$369.4	$20.2	5.5%	$1,180.2	$1,249.8	$(69.6)	(5.6)%
Earnings per share	$0.50	$0.48	$0.02	4.2%	$1.53	$1.62	$(0.09)	(5.6)%
Dividends per share	$0.40	$0.40	$—	—%	$1.20	$1.00	$0.20	20.0%

Net sales in the first nine months of 2019 were 0.5% higher than in the same period of 2018 as a result of higher sales volumes of copper (+11.3%), molybdenum (+15.0%) and silver (+7.5%) mainly due to the additional production of our new Toquepala concentrator. However, the improvement from higher volume was partially offset by lower metal prices, particularly copper (-9.0%, LME).

Net income in the first nine months of 2019 was 5.5% lower than in the first nine months of 2018, mainly due to lower copper prices.

Production: The table below highlights our mine production data for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Copper (in million pounds)	556.4	493.7	62.7	12.7%	1,625.6	1,430.1	195.5	13.7%
Molybdenum (in million pounds)	15.7	12.7	3.0	23.8%	41.9	36.0	5.9	16.4%
Silver (in million ounces)	5.4	4.2	1.2	27.4%	14.6	13.0	1.6	12.3%
Zinc (in million pounds)	38.0	38.5	(0.5)	(1.2)%	118.1	117.3	0.8	0.7%

The table below highlights our copper production data for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper (in million pounds):	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Toquepala	149.7	96.3	53.4	55.5%	417.2	270.1	147.1	54.4%
Cuajone	93.5	96.4	(2.9)	(3.1)%	252.1	257.7	(5.6)	(2.2)%
La Caridad	73.7	73.6	0.1	0.1%	219.2	218.3	0.9	0.4%
Buenavista	234.2	223.9	10.3	4.6%	724.2	673.7	50.5	7.5%
IMMSA	5.3	3.5	1.8	53.0%	12.9	10.3	2.6	25.0%
Total mined copper	556.4	493.7	62.7	12.7%	1,625.6	1,430.1	195.5	13.7%

Third quarter: Mined copper production in the third quarter of 2019 increased by 12.7% to 556.4 million pounds compared to 493.7 million pounds in the third quarter of 2018. This increase was principally due to:

●	Higher production at our Toquepala mine which benefited from the successful start up of the new concentrator.
●	Higher production at the Buenavista mine due to operating improvements at our SX-EW plants.

This was partially offset by

●	Lower production at the Cuajone mine due to lower ore grades.

Molybdenum production increased 23.8% in the third quarter of 2019 when compared with the third quarter of 2018 principally as result of higher production at the Toquepala mine (+91.3%) due to the new molybdenum plant that started production in April 2019 and higher production at the Buenavista mine as result of higher grades.

Silver mine production increased by 27.4% in the third quarter of 2019 due to higher production at the Toquepala mine (+57.8%), Buenavista mine (+17.5%) and IMMSA (+47.4%) operations.

Mined zinc production decreased 1.2% in the third quarter of 2019, compared with the same period of 2018 at the IMMSA mines which offset the 4.6 million pounds increase at the San Martin mine.

Nine months: Mined copper production in the nine months of 2019 increased 13.7% to 1,625.6 million pounds from 1,430.1 million pounds in the same period of 2018. This increase was due to:

●	Higher production at the Toquepala mine which is having the benefits from the new concentrator.
●	Higher production at the Buenavista mine due to operating improvements at our SX-EW plants.

This was partially offset by

●	Lower production at the Cuajone mine mainly due to lower mineral milled.

Molybdenum production increased 16.4% in the nine months of 2019 compared to the same period of 2018, as result of higher production at all our mines, especially at Toquepala (+44.5%), as a result of the new molybdenum plant.

Silver mine production increased 12.3% in the nine months of 2019 when compared with the nine months of 2018 as result of higher production at the Toquepala mine (+66.8%), Buenavista mine (+6.2%) and IMMSA operations (+13.3%).

Mined zinc production increased 0.7% in the nine months of 2019 due to the recovery of production at our San Martin mine, as well as higher recoveries at the Santa Barbara mine. This was partially offset by lower production at the Charcas and Santa Eulalia mines due to lower grades.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 58. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three and nine months ended September 30, 2019 and 2018:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Total operating cash cost before by‑product revenues	$811.3	$740.1	$71.2	9.6%	$2,357.5	$2,122.6	$234.9	11.1%
Total by‑product revenues	$(366.3)	$(310.1)	$(56.2)	18.1%	$(1,024.5)	$(961.3)	$(63.2)	6.6%
Total operating cash cost net of by‑product revenues	$445.0	$430.0	$15.0	3.5%	$1,333.0	$1,161.3	$171.7	14.8%
Total pounds of copper produced(2)	540.1	478.3	61.8	12.9%	1,582.4	1,385.7	196.7	14.2%
Operating cash cost per pound before by‑product revenues	$1.50	$1.55	$(0.05)	(3.2)%	$1.49	$1.53	$(0.04)	(2.6)%
By‑products per pound revenues	$(0.68)	$(0.65)	$(0.03)	4.6%	$(0.65)	$(0.69)	$0.04	(5.8)%
Operating cash cost per pound net of by‑product revenues	$0.82	$0.90	$(0.08)	(8.9)%	$0.84	$0.84	$—	(0.0)%
(1)	These are non-GAAP measures. Please see page 58 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

As seen in the table above, our per pound cash cost before by-product revenues in the third quarter of 2019 was 3.2% lower when compared with the third quarter of 2018. This decrease was the result of the unit cost effect of 12.9% higher production. Meanwhile, our cash cost per pound when calculated net of by-product revenues for the third quarter of 2019 was 8.9% lower than in the same period of 2018 due to the higher production noted, as well as higher by-product revenues.

In addition, our per pound cash cost for the nine months of 2019 before by-product revenues decreased 2.6% compared with the same period of 2018 as result of the unit cost effect of 14.2% higher production. Meanwhile, our cash cost per pound when calculated net of by-product revenues for the nine months of 2019 remained the same.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining three months of 2019, assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$32.4	$8.6	$3.8	$3.2

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

Segment information is included in our review of “Results of Operations” in this item and also in Note 15 “Segment and Related Information” of our condensed consolidated financial statements.

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

Capital Investment Programs: We made capital investments of $536.1 million in the nine months ended September 30, 2019, compared with $831.8 million in the same period of 2018. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, including funding received in September 2019. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions.

Projects in Mexico:

Buenavista Zinc - Sonora: This project is located within the Buenavista facility and includes the development of a new concentrator to produce approximately 80,000 tons of zinc per year which will allow us to double our current zinc production capacity. Also, the project will produce 20,000 tons of additional copper per year. We have completed the basic engineering. Environmental studies are in process. We estimate an investment of $413 million for this project and expect to initiate operations in the third quarter of 2022. This project will provide 490 direct jobs and 1,470 indirect jobs.

Pilares - Sonora: This project, located six kilometers from La Caridad, will be developed as an open-pit mine operation. The ore will be transported from the pit to the primary crushers of the La Caridad copper concentrator through a new 25-meter wide off-road facility for mining trucks, and will significantly improve the over-all mineral ore grade (combining the 0.78% expected from Pilares with the 0.34% from La Caridad). Environmental permits have been obtained and additional land is being acquired. An investment of $159 million is estimated to produce 35,000 tons of copper in concentrates per year. We expect this project to start producing in the second half of 2021.

El Pilar - Sonora: This is a low capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 325 million tons of ore with an average copper grade of 0.287%. El Pilar will operate as a conventional open-pit mine and copper cathodes will be produced using the highly cost efficient and environmentally friendly SX-EW technology. Average annual production is currently estimated at 35,000 tons of copper cathodes over an initial 13-year mine life. On a preliminary basis, we estimate a development investment of approximately $310 million. During 2018 we continued with the metallurgical testing program, as well as with social development work with local communities. We are also concluding a preliminary economic study of the project. We expect this project to start production during 2023.

The San Martin mine recovery program. We have continued working on the San Martin mine to initiate operations shortly. Currently, the mine has 200,000 tons of ore and the concentrator has initiated production. For 2019, we expect an annual production of 8,504 tons of zinc, 1.4 million ounces of silver and 2,856 tons of copper. The budget of the recovery program is $87.0 million. At September 30, 2019 the program had a total expense of $70.2 million.

Projects in Peru:

Our main capital projects in Peru are the following:

Toquepala Expansion Project - Tacna: This $1,320 million project includes a new state-of-the-art concentrator which will increase Toquepala’s annual copper production to 257,000 tons in 2019, a 51% production increase, when compared to 2018.

As of September 30, 2019, we have invested $1,296.8 million in this expansion. Construction of the project was completed and production began in the fourth quarter of 2018. Full production was reached in the second quarter of 2019.

The project to improve the crushing process at Toquepala with the installation of a High Pressure Grinding Roll (HPGR) system, has as its main objective, to ensure that our existing concentrator will operate at its maximum annual production capacity of 117,000 tons of copper while reducing operating costs through ore crushing efficiencies, even with an increase of the ore material hardness index. The budget for this project is $52 million and as of September 30, 2019, we have invested $51 million. We are in the administrative close-out process for this project, which was added to operations during the fourth quarter of 2018.

Cuajone tailing thickeners project - Moquegua: This project will replace two of the three existing thickeners at the concentrator with a new hi-rate thickener. The purpose is to streamline the concentrator flotation process and improve water recovery efficiency, increasing the tailings solids content from 54% to 61%, thereby reducing fresh water consumption and replacing it with recovered water. As of September 30, 2019, we have invested $31 million out of the approved budget of $31.3 million in this project. This project was finished in October 2019.

Tailings disposal at Quebrada Honda - Moquegua: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We finished the second stage with the installation of a new cyclone battery station that allows us to place more slurry at the dams. We are evaluating improvements in operational processes of this facility. The project has a total budgeted cost of $116 million and we have invested $106.2 million through September 30, 2019.

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

El Arco - Baja California: This is a world class copper deposit located in the central part of the Baja California peninsula, with ore reserves of over 2.7 billion tons with an ore grade of 0.399% and 0.11 grams of gold per ton. This project, includes an open-pit mine combining concentrator and SX-EW operations with an estimated production of 190,000 tons of copper and 105,000 ounces of gold annually. We are currently in the land acquisition process for the project.

Tia Maria - Arequipa: On July 8, 2019, we received the construction permit for this 120,000 ton annual SX-EW copper greenfield project with a total capital budget of $1,400 million. This permit was obtained after completing an exhausting review process, complying with all established regulatory requirements and addressing all observations raised.

On July 15, 2019, anti-mining groups staged a violent demonstration affecting economic as well as other activities in the Islay province. These actions were followed by the filing of three complaints, sponsored by groups opposing the Tia Maria project, with the Mining Council, which is the Peruvian administrative authority responsible to resolve on these complaints. The Mining Council temporarily suspended the construction permit on August 8, 2019, until a decision is reached on the complaints.

Three groups oppose the project:

a.A group of environmentalists that opposes the project. The Company has made assurances that the highest international environmental quality standards will be used. Arguments have been explained several times. We strongly believe the arguments of this group have no merit.

b.A group of agricultural businessmen are concerned with the operation of the project because they believe it will increase the labor costs in the region. This concern appears not to have substance.

c.A third group of opposition is politically driven, trying to take advantage of the current situation to enhance its political status by entering in the controversy over the project.

On October 7, 2019, as part of the process, the Mining Council conducted a hearing on the complaints and the Company position. We strongly believe the noted claims have no merit and, consequently, expect a favorable decision on this matter.

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

Our social programs in education, healthcare and productive development will continue to improve the quality-of-life, and the agricultural and livestock activities in the Tambo Valley, as well as fishing and tourism in Islay. During the construction and operation phase, hiring local labor will be a priority. For this purpose, we have successfully launched in June the free technical training program “Forging the Future”, which will benefit 700 persons in this province in 2019-

20. After training, the participants will be eligible to apply for one of the estimated 9,000 jobs (3,600 direct and 5,400 indirect) required during the Tia Maria construction phase. We strongly believe that the initiation of construction activities for Tia Maria will generate significant economic opportunities for the Islay province and the Arequipa region.

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

Michiquillay Project - Cajamarca: On June 12, 2018, Southern Copper signed a contract and made an initial payment of $12.5 million for the acquisition of the Michiquillay project in Cajamarca, Peru. The Company has created a multidisciplinary management team to plan the development of this project. As part of this plan, the Company has established contact with the local and regional authorities and communities in order to promote programs for the sustainable development of the area. In February 2019, the Company began preliminary social and technical work in the area of the project. We expect to initiate the process of the Environmental Impact Assessment and exploration works by the end of 2019.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Statement of Earnings Data	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Net sales	$1,859.5	$1,723.7	$135.8	$7.9%	$5,431.0	$5,402.1	$28.9	$0.5%
Operating costs and expenses	(1,145.7)	(1,027.0)	(118.7)	11.6%	(3,309.8)	(3,144.4)	(165.4)	5.3%
Operating income	713.8	696.7	17.1	2.5%	2,121.2	2,257.7	(136.5)	(6.0)%
Non‑operating income (expense)	(85.0)	(72.4)	(12.6)	17.4%	(210.5)	(210.3)	(0.2)	0.1%
Income before income taxes	628.8	624.3	4.5	0.7%	1,910.7	2,047.4	(136.7)	(6.7)%
Income taxes	(241.0)	(257.9)	16.9	(6.6)%	(730.0)	(803.6)	73.6	(9.2)%
Equity earnings of affiliate	3.5	4.3	(0.8)	(18.6)%	4.2	9.9	(5.7)	(57.6)%
Net income attributable to non‑controlling interest	(1.7)	(1.3)	(0.4)	30.8%	(4.7)	(3.9)	(0.8)	20.5%
Net income attributable to SCC	$389.6	$369.4	$20.2	$5.5%	$1,180.2	$1,249.8	$(69.6)	$(5.6)%

NET SALES

Net sales for the third quarter 2019 were $1,859.5 million, compared to $1,723.7 million in the third quarter of 2018, an increase of $135.8 million. This 7.9% increase was principally the result of higher sales volumes of copper (+15.1%), molybdenum (+22.3%) and silver (+11.9%), partially offset by lower prices of copper (-5.1% LME) and zinc (-7.8%).

The table below outlines the average published market metals prices for our metals for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Copper price ($per pound—LME)	$2.63	$2.77	(5.1)%	$2.74	$3.01	(9.0)%
Copper price ($per pound—COMEX)	$2.62	$2.73	(4.0)%	$2.74	$2.99	(8.4)%
Molybdenum price ($per pound)(1)	$11.76	$11.74	0.2%	$11.86	$11.81	0.4%
Zinc price ($per pound—LME)	$1.06	$1.15	(7.8)%	$1.18	$1.37	(13.9)%
Silver price ($per ounce—COMEX)	$16.98	$14.92	13.8%	$15.78	$16.03	(1.6)%
(1)	Platt’s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales as a percentage of total net sales	2019	2018	2019	2018
Copper	79.5%	80.7%	79.9%	80.6%
Molybdenum	8.4%	8.0%	7.9%	7.0%
Silver	4.8%	4.2%	4.3%	4.2%
Zinc	3.1%	3.7%	3.9%	4.7%
Other by‑products	4.2%	3.4%	4.0%	3.5%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales (million pounds)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Refined (including SX‑EW)	293.2	294.9	(1.7)	(0.6)%	794.4	859.9	(65.5)	(7.6)%
Rod	101.2	89.9	11.3	12.6%	278.8	253.8	25.0	9.9%
Concentrates and other	184.1	118.0	66.1	56.0%	543.6	338.6	205.0	60.5%
Total	578.5	502.8	75.7	15.1%	1,616.8	1,452.3	164.5	11.3%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
Copper Sales by product type	2019	2018	2019	2018
Refined (including SX‑EW)	50.7%	58.6%	49.1%	59.2%
Rod	17.5%	17.9%	17.2%	17.5%
Concentrates and other	31.8%	23.5%	33.7%	23.3%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Power	14.1%	13.9%	14.8%	14.3%
Labor	12.9%	14.5%	13.5%	14.1%
Fuel	13.1%	14.9%	13.5%	14.8%
Maintenance	21.3%	19.4%	20.8%	19.3%
Operating material	18.2%	18.4%	18.1%	18.8%
Other	20.4%	18.9%	19.3%	18.7%
Total	100.0%	100.0%	100.0%	100.0%

Third quarter: Operating costs and expenses were $1,145.7 million in the third quarter of 2019 compared to $1,027.0 million in the third quarter of 2018. The increase of $118.7 million was primarily due to:

Operating cost and expenses for the third quarter of 2018		$1,027.0
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower capitalized leachable material, higher repairing materials costs, operating contractors and power costs, partially offset by lower inventory consumption and lower fuel costs.	82.5
•	Higher depreciation, amortization and depletion expense.	29.7
•	Higher selling, general and administrative expenses.	5.6
•	Higher exploration expense.	0.9
Operating cost and expenses for the third quarter of 2019		$1,145.7

Nine months: Operating costs and expenses were $3,309.8 million in the nine months of 2019 compared to $3,144.4 million in the same period of 2018. The increase of $165.4 million was primarily due to:

Operating cost and expenses for the nine months of 2018		$3,144.4
Plus:
•	Higher depreciation, amortization and depletion expense.	85.4
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower capitalized leachable material, higher repairing materials costs, operating contractors and power costs, partially offset by lower cost of metals purchased from third parties, lower inventory consumption and foreign currency effect.	65.7
•	Higher selling, general and administrative expenses.	14.7
Less:
•	Lower exploration expense.	(0.4)
Operating cost and expenses for the nine months of 2019		$3,309.8

NON-OPERATING INCOME (EXPENSES)

Non-operating income and expense were a net expense of $85.0 million and $210.5 million in the three and nine months ended September 30, 2019 compared to a net expense of $72.4 million and $210.3 million in the three and nine months ended September 30, 2018.

Third quarter: The higher expense of $12.6 million was primarily due to:

●	$ 13.9 million of lower capitalized interest, as completed projects in Peru have been transferred to operations.
●	$ 0.7 million of higher interest expense, partially offset by,
●	$ 1.3 million of lower miscellaneous expense, and
●	$0.7 million of higher interest income.

Nine months: The higher expense of $0.2 million was primarily due to:

●	$ 38.0 million of lower capitalized interest, as completed projects in Peru have been transferred to operations.
●	$ 0.6 million of higher interest expense, partially offset by,
●	$ 35.1 million of higher miscellaneous income, net, which includes a $25.0 million insurance payment due to rain damages suffered in our Peruvian operations, and
●	$ 3.3 million of higher interest income.

INCOME TAXES

	Nine Months Ended
	September 30,
	2019	2018
Provision for income taxes ($in millions)	$730.0	$803.6
Effective income tax rate	38.2%	39.2%

These provisions include income taxes for Peru, Mexico and the United States. In addition, the Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The decrease in the 2019 effective income tax rate from the same period in 2018 was primarily attributed to reduced GILTI tax after additional regulation was issued by the IRS and lower mining tax in Mexico over the same period of 2018, offset by small increases in the Peruvian royalty and special mining tax.

The amount of unrecognized tax benefits (UTB’s) that, if recognized, could affect the effective tax rate was $69.5 million at September 30, 2019, and $214.5 million at December 31, 2018. The change in the UTB’s relate entirely to U.S. income tax matters and the Company has no unrecognized Peruvian or Mexican tax benefits. The $145 million reduction during the 2019 nine-month period is due to the settlement with the Internal Revenue Service (IRS) of the examination of the 2011-2013 tax years. The change in the UTB’s had been anticipated by the Company, but because of the income tax accounting rules under ASC 740, the issues had to be effectively settled and the examination closed before the effect was final and reflected in the financial statements. The audit closing resulted in an immaterial tax benefit in the financial statements that was the result of the removal of the previous accrual of interest and penalty. The remaining reversal of uncertain tax positions was offset by changes in the deferred tax asset for foreign tax credits and valuation allowance.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales (million pounds)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Peruvian operations	265.2	193.0	72.2	37.4%	701.7	553.5	148.2	26.8%
Mexican open‑pit	313.2	309.8	3.4	1.1%	914.7	898.8	15.9	1.8%
Mexican IMMSA unit	5.6	4.3	1.3	30.1%	15.1	14.5	0.6	3.9%
Other and intersegment elimination	(5.5)	(4.3)	(1.2)	28.9%	(14.7)	(14.5)	(0.2)	1.7%
Total copper sales	578.5	502.8	75.7	15.1%	1,616.8	1,452.3	164.5	11.3%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
By‑product Sales (million pounds, except silver—million ounces)	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	6.5	4.4	2.1	47.8%	15.1	11.9	3.2	26.9%
Silver	1.5	1.0	0.5	40.4%	4.1	3.0	1.1	30.1%
Mexican open‑pit operations:
Molybdenum contained in concentrate	8.8	8.1	0.7	8.3%	26.4	24.2	2.2	9.2%
Silver	2.9	2.9	—	0.4%	8.7	8.4	0.3	3.9%
IMMSA unit
Zinc‑refined and in concentrate	51.8	52.4	(0.6)	(1.0)%	169.4	174.5	(5.1)	(2.9)%
Silver	1.5	1.3	0.2	17.7%	3.8	4.1	(0.3)	(4.7)%
Other and intersegment elimination
Silver	(0.5)	(0.4)	(0.1)	23.1%	(1.4)	(1.3)	(0.1)	0.7%
Total by‑product sales
Molybdenum contained in concentrate	15.3	12.5	2.8	22.3%	41.5	36.1	5.4	15.0%
Zinc‑refined and in concentrate	51.8	52.4	(0.6)	(1.0)%	169.4	174.5	(5.1)	(2.9)%
Silver	5.4	4.8	0.6	11.9%	15.2	14.2	1.0	7.5%

Peruvian Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Net sales	$789.0	$638.5	$150.5	23.6%	$2,135.7	$1,923.2	$212.5	11.0%
Operating costs and expenses	(552.2)	(441.6)	(110.6)	25.0%	(1,493.0)	(1,336.6)	(156.4)	11.7%
Operating income	$236.8	$196.9	$39.9	20.3%	$642.7	$586.6	$56.1	9.6%

Net sales in the third quarter of 2019 were $789.0 million compared to $638.5 million in the third quarter of 2018. The increase in net sales was mainly the result of higher production from the new concentrator at the Toquepala mine which increased copper (+37.4%), molybdenum (+47.8%) and silver (+40.4%) sales volumes.

Operating costs and expenses in the third quarter of 2019 increased by $110.6 million to $552.2 million from $441.6 million in the third quarter of 2018, primarily due to:

Operating costs and expenses for the third quarter of 2018		$441.6
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher repairing materials costs, higher operating contractors, higher workers’ participation expense and higher cost of metals purchased from third parties; partially offset by lower labor and fuel costs.	83.2
•	Higher depreciation, amortization and depletion expense.	26.8
•	Higher selling, general and administrative expenses.	0.9
Less:

•	Lower exploration expenses.	(0.3)
Operating costs and expenses for the third quarter of 2019		$552.2

Net sales in the nine months of 2019 were $2,135.7 million compared to $1,923.2 million in the nine months of 2018. The increase in net sales was mainly the result of higher production from the new concentrator at the Toquepala mine which increased copper (+26.8%), silver (+30.1%) and molybdenum (+26.9%) sales volumes.

Operating costs and expenses in the nine months of 2019 increased by $156.4 million to $1,493.0 million from $1,336.6 million in the same period of 2018, primarily due to:

Operating costs and expenses for the nine months of 2018		$1,336.6
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher repairing materials costs, higher operating contractors, higher workers’ participation expense and higher power costs; partially offset by lower cost of metals purchased from third parties, lower inventory consumption and fuel costs.	81.3
•	Higher depreciation, amortization and depletion expense.	76.5
•	Higher selling, general and administrative expenses.	1.3
Less:
•	Lower exploration expenses.	(2.7)
Operating costs and expenses for the nine months of 2019		$1,493.0

Mexican Open-pit Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Net sales	$982.4	$995.1	$(12.7)	(1.3)%	$3,009.1	$3,124.9	$(115.8)	(3.7)%
Operating costs and expenses	(501.2)	(510.1)	8.9	(1.7)%	(1,511.6)	(1,527.2)	15.6	(1.0)%
Operating income	$481.2	$485.0	$(3.8)	(0.8)%	$1,497.5	$1,597.7	$(100.2)	(6.3)%

Net sales in the third quarter of 2019 were $982.4 million, compared to $995.1 million in the third quarter of 2018. The decrease of $12.7 million was principally due to lower prices. This effect was slightly offset by higher copper (+1.1%) and silver (+0.4%) sales volumes.

Operating costs and expenses in the third quarter of 2019 decreased by $8.9 million to $501.2 million from $510.1 million in the same 2018 period, primarily due to:

Operating costs and expenses for the third quarter of 2018	$510.1
Less:
• Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower cost of metals purchased from third parties and lower inventory consumption; partially offset by lower capitalized leachable material and higher power costs.	(8.6)
Lower depreciation, amortization and depletion expense.	(4.0)
Plus:
• Higher selling, general and administrative expenses.	3.6
• Higher exploration expenses.	0.1
Operating costs and expenses for the third quarter of 2019	$501.2

Net sales in the nine months of 2019 were $3009.1 million, compared to $3,124.9 million in the first six months of 2018. The decrease of $115.8 million was principally due to lower copper and silver prices. This effect was partially offset by higher sales volume of copper (+1.8%), silver (+3.9%) and molybdenum (+9.2%).

Operating costs and expenses in the nine months of 2019 decreased by $15.7 million to $1,511.6 million from $1,527.2 million in the same 2018 period, primarily due to:

Operating costs and expenses for the nine months of 2018		$1,527.3
Less:
•	Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower cost of metals purchased from third parties, lower inventory consumption and foreign currency effect; partially offset by lower capitalized leachable material and higher fuel costs.	(20.0)
•	Lower depreciation, amortization and depletion expense.	(5.6)
•	Lower exploration expenses.	(0.1)
Plus:
•	Higher selling, general and administrative expenses.	10.0
Operating costs and expenses for the nine months of 2019		$1,511.6

Mexican Underground Operations (IMMSA):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Variance	% Change	2019	2018	Variance	% Change
Net sales	$106.7	$107.3	$(0.6)	(0.6)%	$350.1	$409.6	$(59.5)	(14.5)%
Operating costs and expenses	(98.7)	(89.2)	(9.5)	10.7%	(338.2)	(315.1)	(23.1)	7.3%
Operating income	$8.0	$18.1	$(10.1)	(55.8)%	$11.9	$94.5	$(82.6)	(87.4)%

Net sales in the third quarter of 2019 were $106.7 million, compared to $107.3 million in the third quarter of 2018. This decrease of $0.6 million was primarily due to lower metal prices.

Operating costs and expenses in the third quarter of 2019 increased by $9.5 million to $98.7 million from $89.2 million in the third quarter of 2018, primarily due to:

Operating costs and expenses for the third quarter of 2018		$89.2
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption and higher repairing materials costs, partially offset by lower cost of metals purchased from third parties.	6.0
•	Higher depreciation, amortization and depletion expense.	2.2
•	Higher exploration expenses.	1.2
•	Higher selling, general and administrative expenses.	0.1
Operating costs and expenses for the third quarter of 2019		$98.7

Net Sales in the first nine months of 2019 were $350.1 million, compared to $409.6 million in the same period of 2018. This decrease of $59.5 million was primarily due to lower metal prices.

Operating costs and expenses in the first nine months of 2019 increased by $23.1 million to $338.2 million from $315.1 million in the same period of 2018, primarily due to:

Operating costs and expenses for the nine months of 2018		$315.1
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher power costs and higher repairing materials costs; partially offset by lower workers’ participation expense and lower cost of metals purchased from third parties.	14.2
•	Higher depreciation, amortization and depletion expense.	6.3

•	Higher exploration expenses.	3.4
Less:
•	Lower selling, general and administrative expenses.	(0.8)
Operating costs and expenses for the nine months of 2019		$338.2

Intersegment Eliminations and Adjustments:

The net sales, operating costs and expenses and operating income discussed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account. Please see Note 15 “Segment and Related Information” of the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the first nine months of 2019 and 2018 (in millions):

	2019	2018	Variance
Net cash provided by operating activities	$1,370.5	$1,788.9	$(418.4)
Net cash used in investing activities	$(323.9)	$(1,029.8)	$705.9
Net cash provided by (used in) financing activities	$49.3	$(774.0)	$823.3

Net cash provided by operating activities:

The change in net cash from operating activities for the nine months of 2019 and 2018 include (in millions):

	2019	2018	Variance	% Change
Net income	$1,184.9	$1,253.7	$(68.8)	(5.5)%
Depreciation, amortization and depletion	580.6	495.2	85.4	17.2%
Provision (benefit) for deferred income taxes	26.4	(17.7)	44.1	(249.2)%
Loss (gain) on foreign currency transaction effect	10.4	31.2	(20.8)	(66.7)%
Other adjustments to net income	8.7	(8.3)	17.0	(204.8)%
Operating assets and liabilities	(440.5)	34.8	(475.3)	(1,365.8)%
Net cash provided from operating activities	$1,370.5	$1,788.9	$(418.4)	(23.4)%

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts, foreign currency fluctuations and changes in operating assets and liabilities.

Nine months ended September 30, 2019: Net income was $1,184.9 million, approximately 86.5% of the net operating cash flow. An increase in operating assets and liabilities decreased operating cash flow by $440.5 million and included:

●	$(19.7) million increase in accounts receivable.
●	$(76.9) million of net increase in inventory, which included $(75.8) million of higher leaching inventory, and $(19.7) million of higher work-in-process, partially offset by $9.6 million of lower finished goods and $9.0 million of lower supplies inventory.
●	$(225.0) million decrease in accounts payable and accrued liabilities, which included principally income taxe and workers’ participation payments at our operations.
●	$(118.9) million increase in other operating assets and liabilities, which included principally $(124.5) million of higher prepaid taxes.

Nine months ended September 30, 2018: Net income was $1,253.7 million, approximately 70.1% of the net operating cash flow. A net decrease in operating assets and liabilities increased operating cash flow by $34.8 million and included:

●	$112.3 million decrease in accounts receivable.
●	$(131.2) million of net increase in inventory, which included $(165.6) million of higher non-current leaching inventory, $(14.0) million of higher supplies inventories and $(1.8) million of higher finished goods inventory, partially offset by $50.2 million of lower metals in process.
●	$80.5 million increase in accounts payable and accrued liabilities, which included $49.2 million of interest accrual, $16.6 million higher trade accounts payable, and $14.6 higher other liabilities.
●	$(26.8) million increase in other operating assets and liabilities.

Net cash used for investing activities:

Nine months ended September 30, 2019: Net cash used for investing activities included $536.1 million for capital investments. The capital investments included:

●	$264.6 million of investments at our Mexican operations:

●	$27.5 million for the new tailing disposal deposit at the Buenavista mine,
●	$21.4 million for the tailings discharge line and water recovery system at the Buenavista mine,
●	$19.6 million for the over elevation of tailings deposit N° 7 at the La Caridad Mine,
●	$84.9 million at our IMMSA unit,
●	$111.6 million for various other replacement and maintenance expenditures, and
●	$(0.4) million increase in capital expenditures incurred but not yet paid.

●	$271.5 million of investments at our Peruvian operations:

●	$65.3 million for the Toquepala concentrator expansion project,
●	$24.8 million for the acquisition of 400-ton capacity mining trucks,
●	$8.0 million for the relocation of a fresh water pipeline at Cuajone mine,
●	$12.8 million for the Toquepala equipment acquisition,
●	$134.2 million for various other replacement and maintenance expenditures, and
●	$26.4 million decrease in capital expenditures incurred but not yet paid.

The nine months of 2019 investment activities include $212.0 million of net proceeds from short-term investments.

Nine months ended September 30, 2018: Net cash used for investing activities included $831.8 million for capital investments. The capital investments included:

●	$249.9 million of investments at our Mexican operations:
●	$48.7 million for the new tailing disposal deposit at the Buenavista mine,
●	$12.0 million for the over elevation of tailings deposit N° 7 at the La Caridad Mine,
●	$9.8 million for the new Buenavista concentrator,
●	$4.3 million for the Sonora River water restitution system located in the Moritas basin,
●	$34.5 million at our IMMSA unit,
●	$134.4 million for various other replacement and maintenance expenditures, and
●	$6.2 million decrease in capital expenditures incurred but not yet paid.

●	$581.9 million of investments at our Peruvian operations:
●	$329.0 million for the Toquepala concentrator expansion project,
●	$18.7 million for the tailings disposal at Quebrada Honda project,
●	$18.6 million for mine trucks replacement in Cuajone,
●	$8.9 million for the Toquepala mine equipment acquisition,

●	$165.8 million for various other replacement and maintenance expenditures, and
●	$40.9 million decrease in capital expenditures incurred but not yet paid.

The first nine months of 2018 investment activities also include $186.0 million of net purchases of short-term investments, and $12.5 million for the initial payment for the acquisition of the Michiquillay project.

Net cash provided by financing activities in the nine months ended September 30, 2019 was $49.3 million, and included gross proceeds of $987.3 million from the issuance of senior notes by our Mexican subsidiary, as well as payment of debt issuance costs of $9.8 million. Net cash used in financing activities was $774.0 million in the nine months ended September 30, 2018. The nine months of 2019 also included a dividend distribution of $927.7 million, compared to a distribution of $773.0 million in the same period of 2018.

Dividends:

On August 22, 2019, we paid a dividend of $0.40 per share totaling $309.2 million. On October 17, 2019, our Board of Directors authorized a quarterly dividend of $0.40 per share, expected to total $309.2 million, to be paid on November 21, 2019 to SCC shareholders of record at the close of business on November 7, 2019.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the first nine months of 2019. Please see item 7 in Part II of our 2018 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 42) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$906.5	$1.68	$824.0	$1.72	$2,617.9	$1.65	$2,552.2	$1.84
Add:
Selling, general and administrative	32.0	0.06	26.4	0.06	91.4	0.06	76.7	0.06
Sales premiums, net of treatment and refining charges	6.4	0.01	1.4	—	28.1	0.02	8.7	0.01
Less:
Workers’ participation	(56.8)	(0.11)	(45.1)	(0.09)	(163.8)	(0.10)	(162.4)	(0.12)
Cost of metals purchased from third parties	(72.5)	(0.13)	(60.0)	(0.13)	(185.4)	(0.12)	(312.8)	(0.23)
Royalty charge and other, net	(14.0)	(0.03)	(31.2)	(0.07)	(87.0)	(0.06)	(109.4)	(0.08)
Inventory change	9.7	0.02	24.6	0.05	56.3	0.04	69.6	0.05
Operating Cash Cost before by‑product revenues	$811.3	$1.50	$740.1	$1.54	$2,357.5	$1.49	$2,122.6	$1.53
Add:
By‑product revenues(1)	(353.4)	(0.66)	(303.8)	(0.64)	(990.1)	(0.63)	(919.7)	(0.66)
Net revenue on sale of metal purchased from third parties	(12.9)	(0.02)	(6.3)	(0.01)	(34.4)	(0.02)	(41.6)	(0.03)
Add:
Total by‑product revenues	(366.3)	(0.68)	(310.1)	(0.65)	(1,024.5)	(0.65)	(961.3)	(0.69)
Operating Cash Cost net of by‑product revenues	$445.0	$0.82	$430.0	$0.89	$1,333.0	$0.84	$1,161.3	$0.84
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(156.6)	$(0.29)	$(137.6)	$(0.29)	$(429.4)	$(0.27)	$(378.5)	$(0.27)
Silver	(73.3)	(0.14)	(58.8)	(0.12)	(198.0)	(0.13)	(181.8)	(0.13)
Zinc	(51.4)	(0.09)	(53.0)	(0.11)	(161.8)	(0.10)	(182.1)	(0.13)
Sulfuric Acid	(42.1)	(0.08)	(28.8)	(0.06)	(116.9)	(0.07)	(81.5)	(0.06)
Gold and others	(30.0)	(0.06)	(25.6)	(0.06)	(84.0)	(0.06)	(95.8)	(0.07)
Total	$(353.4)	$(0.66)	$(303.8)	$(0.64)	$(990.1)	$(0.63)	$(919.7)	$(0.66)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended September 30, 2019.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Peru:
Peruvian inflation rate	0.3%	0.8%	1.5%	2.0%
Initial exchange rate	3.290	3.274	3.379	3.245
Closing exchange rate	3.385	3.302	3.385	3.302
Appreciation/(devaluation)	(2.9)%	(0.9)%	(0.2)%	(1.8)%
Mexico:
Mexican inflation rate	0.6%	(0.1)%	0.9%	1.1%

Initial exchange rate	19.169	19.863	19.683	19.735
Closing exchange rate	19.636	18.812	19.636	18.812
Appreciation/(devaluation)	(2.4)%	5.3%	0.2%	4.7%

Change in monetary position:

Assuming an exchange rate variance of 10% at September 30, 2019 we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$18.2
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(22.3)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(11.0)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$13.5

Open sales risk:

Our provisional copper and molybdenum sales contain an embedded derivative that is required to be separate from the host contract for accounting purposes. The host contract is the receivable from the sale of copper and molybdenum concentrates at prevailing market prices at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to settlement. See Note 14 to our condensed consolidated financial statements for further information about these provisional sales.

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended September 30, 2019.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2019, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2019, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Beginning January 1, 2019, the Company adopted ASC 842, Leases. In relation to this, the Company implemented changes to its internal controls related to lease accounting. These changes included performing a comprehensive lease scoping analysis to identify, disaggregate and evaluate each of the Company’s lease categories and implementing a model to calculate right-of-use assets and lease liabilities values for the Company’s leases. There were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of September 30, 2019, the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 28, 2019

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note 11 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

There have been no material changes to our risk factors during the three and nine months ended September 30, 2019. For additional information on risk factors, refer to “Risk Factors” included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019.

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

The NYSE closing price of SCC common shares at September 30, 2019 was $34.13 and the maximum number of shares that the Company could purchase at that price is 2.4 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of September 30, 2019. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

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

104

The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed with the Securities and Exchange Commission on October 28, 2019, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2019 and 2018; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iii) the Condensed Consolidated Balance Sheet at September 30, 2019 and December 31, 2018; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2019 and 2018; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

104

The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed with the Securities and Exchange Commission on October 28, 2019, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended Sepember 30, 2019 and 2018; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iii) the Condensed Consolidated Balance Sheet at September 30, 2019 and December 31, 2018; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2019 and 2018; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

October 28, 2019

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

October 28, 2019