Form 10-K
period 2019-12-31
SOUTHERN COPPER CORP/
filed 2020-02-28
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

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

At February 26, 2020, there were of record 773,058,869 shares of common stock, par value $0.01 per share, outstanding.

The aggregate market value of the shares of common stock (based upon the closing price at June 30, 2019 as reported on the New York Stock Exchange-Composite Transactions) of Southern Copper Corporation held by non-affiliates was approximately $3,332.7 million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement for 2020 Annual Meeting of Stockholders
Part IV:	Exhibit Index is on Page 161 through 163

Southern Copper Corporation (“SCC”)

PART I

ITEM 1. BUSINESS

THE COMPANY

Southern Copper Corporation (“SCC”, “Southern Copper” or the “Company”) is one of the largest integrated copper producers in the world. Our major production includes copper, molybdenum, zinc and silver. All of our mining, smelting and refining facilities are located in Peru and Mexico and we conduct exploration activities in those countries and in Argentina, Chile and Ecuador. See Item 2 “Properties—Review of Operations” for maps of our principal mines, smelting facilities and refineries. Our operations make us one of the largest mining companies in Peru and Mexico. We believe we have the largest copper reserves in the world. We were incorporated in Delaware in 1952 and have conducted copper mining operations since 1960. Since 1996, our common stock has been listed on both the New York and Lima Stock Exchanges.

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

Our Mexican operations are conducted through our subsidiary, Minera Mexico, S.A. de C.V. (“Minera Mexico”), which we acquired in 2005. Minera Mexico engages primarily in the mining and processing of copper, molybdenum, zinc, silver, gold and lead. Minera Mexico operates through subsidiaries that are grouped into three separate units. Mexicana de Cobre, S.A. de C.V. (together with its subsidiaries, the “La Caridad” unit) operates La Caridad, an open-pit copper mine, a copper ore concentrator, a SX-EW plant, a smelter, refinery and a rod plant. The La Caridad refinery has a precious metals plant which produces refined silver, gold and other materials. Operadora de Minas e Instalaciones Mineras, S.A de C.V. (the “Buenavista unit”) operates Buenavista, an open-pit copper mine, which is located at the site of one of the world’s largest copper ore deposits, two copper concentrators and three SX-EW plants. Industrial Minera Mexico, S.A. de C.V. (together with its subsidiaries, the “IMMSA unit”) operates five underground mines that produce zinc, lead, copper, silver and gold, a coal mine and a zinc refinery.

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

ORGANIZATIONAL STRUCTURE

The following chart describes our organizational structure, starting with our controlling stockholders, as of December 31, 2019. For clarity of presentation, the chart identifies only our main subsidiaries and eliminates intermediate holding companies.

We are a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At December 31, 2019, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of our capital stock. Grupo Mexico’s principal business is to act as a holding company for the shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and railway and other related services.

We conduct our operations in Peru through a registered branch (the “SPCC Peru Branch”, “Branch” or “Peruvian Branch”). The SPCC Peru Branch comprises substantially all of our assets and liabilities associated with our copper operations in Peru. The SPCC Peru Branch is not a corporation separate from us and, therefore, obligations of SPCC Peru Branch are direct obligations of SCC and vice-versa. It is, however, an establishment, registered pursuant to Peruvian law, through which we hold assets, incur liabilities and conduct operations in Peru. Although it has neither its own capital nor liability separate from us, it is deemed to have equity capital for purposes of determining the economic interests of holders of our investment shares (See Note 14 “Stockholders´ Equity” of our consolidated financial statements).

In April 2005, we acquired Minera Mexico, from Americas Mining Corporation (“AMC”), a subsidiary of Grupo Mexico, our controlling stockholder. Minera Mexico is a holding company and all of its operations are conducted through subsidiaries that are grouped into three units: (i) the La Caridad unit (ii) the Buenavista unit and (iii) the IMMSA unit. We own 99.96% of Minera Mexico.

In 2008, our Board of Directors (“BOD”) authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Pursuant to this program, through December 31, 2019 we have purchased 119.5 million shares of our common stock at a cost of $2.9 billion. These shares are available for general corporate purposes. We may purchase additional shares from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time.

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

Segment information is included in Item 2 “Properties,” under the captions—“Metal Production by Segments” and “Ore Reserves.” More information on business segment and segment financial information is included in Note 18 “Segment and Related Information” of our consolidated financial statements.

CAPITAL INVESTMENT PROGRAM AND EXPLORATION ACTIVITIES

For a description of our capital investment program, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Investment Program” and for our exploration activities, see Item 2 “Properties—Explorations Activities.”

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

METALS PRICES

Prices for our products are principally a function of supply and demand and, with the exception of molybdenum, are established on COMEX and LME. Prices for our molybdenum products are established by reference to the publication Platt’s Metals Week. Our contract prices also reflect any negotiated premiums and the costs of freight and other factors. From time to time, we have entered into hedging transactions to provide partial protection against future decreases in the market price of metals and we may do so under certain market conditions. For a further discussion of our products market prices, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Metal Prices.”

The table below shows the high, low and average COMEX and LME per pound copper prices during the last 10 years:

	Copper (COMEX)			Copper (LME)
Year	High	Low	Average	High	Low	Average
2010	4.44	2.76	3.43	4.42	2.76	3.42
2011	4.62	3.05	4.01	4.60	3.08	4.00
2012	3.97	3.28	3.61	3.93	3.29	3.61
2013	3.78	3.03	3.34	3.74	3.01	3.32
2014	3.43	2.84	3.12	3.37	2.86	3.11
2015	2.95	2.02	2.51	2.92	2.05	2.50
2016	2.69	1.94	2.20	2.69	1.96	2.21
2017	3.29	2.48	2.80	3.27	2.48	2.80
2018	3.29	2.56	2.93	3.29	2.64	2.96
2019—1st Q	2.96	2.57	2.81	2.98	2.64	2.82
2019—2nd Q	2.98	2.63	2.78	2.95	2.61	2.77
2019—3rd Q	2.74	2.51	2.62	2.75	2.51	2.63
2019—4th Q	2.86	2.55	2.68	2.82	2.54	2.67
2019	2.98	2.51	2.72	2.98	2.51	2.72

The per pound COMEX copper price during the last 5 and 10 year periods averaged $2.63 and $3.07, respectively. The per pound LME copper price during the last 5 and 10 year periods averaged $2.64 and $3.06, respectively.

The table below shows the high, low and average per-pound, except silver, which is per ounce, market prices for our three principal by-products during the last 10 years:

				Molybdenum (Dealer
				Oxide Platt’s
	Silver (COMEX)			Metals Week)			Zinc (LME)
Year	High	Low	Average	High	Low	Average	High	Low	Average
2010	30.91	14.82	20.18	18.60	11.75	15.60	1.14	0.72	0.98
2011	48.58	26.81	35.18	17.88	12.70	15.33	1.15	0.79	0.99
2012	37.14	26.25	31.19	14.80	10.90	12.62	0.99	0.80	0.88
2013	32.41	18.53	23.82	11.95	9.12	10.26	0.99	0.81	0.87
2014	22.05	15.39	19.04	15.05	8.75	11.30	1.10	0.88	0.98
2015	18.35	13.67	15.68	9.40	4.30	6.59	1.09	0.66	0.88
2016	20.67	13.74	17.10	8.60	5.10	6.42	1.32	0.73	0.95
2017	18.49	15.37	17.03	10.25	6.85	8.13	1.53	1.00	1.31
2018	17.55	13.95	15.65	13.00	10.60	11.86	1.64	1.04	1.33
2019—1st Q	16.16	14.92	15.52	12.70	10.70	11.70	1.27	0.90	1.23
2019—2nd Q	15.47	14.28	14.85	12.38	11.85	12.13	1.37	1.14	1.25
2019—3rd Q	19.39	14.92	16.98	12.00	11.53	11.76	1.15	1.00	1.06
2019—4th Q	18.01	16.48	17.27	11.70	8.28	9.49	1.18	1.01	1.08
2019	19.39	14.28	16.16	12.70	8.28	11.27	1.37	0.90	1.16

The per ounce COMEX silver price during the last 5 and 10 year periods averaged $16.32 and $21.10, respectively. The per pound Platt’s Metals Week Dealer Oxide molybdenum price during the last 5 and 10 year periods averaged $8.85 and $10.94, respectively. The per pound LME zinc price during the last 5 and 10 year periods averaged $1.12 and $1.03, respectively.

COMPETITIVE CONDITIONS

Competition in the copper market is based primarily on price and service basis, with price being the most important factor when supplies of copper are ample. Our products compete with other materials, including aluminum and plastics. For additional information, see Item 1A “Risk Factors—The copper mining industry is highly competitive.”

LABOR FORCE

As of December 31, 2019, we had 14,301 employees, approximately 71% of whom are unionized and represented by nine different labor unions. Despite the three strikes in 2017 at our Peruvian operations, we believe the Company has a positive labor environment in our operations in Mexico and Peru, which is allowing us to increase productivity as well as helping us achieve the goals of our capital expansion program.

Peru

65% of our 4,890 Peruvian employees were unionized at December 31, 2019. Currently, there are six separate unions, one large union and five smaller unions. In June 2018, the Company signed a three-year collective bargaining agreement with one of the smaller unions. This agreement includes, among other things, annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/ 45,000 (approximately $13,600) which was recorded as labor expense. In August 2018, the Company signed a three-year collective bargaining agreement with three additional unions. This agreement includes, among other things, annual salary increases of 5% for each year starting December 2018, and a signing bonus of S/ 45,000 (approximately $13,600) which was recorded as labor expense. In March 2019, the Company signed an agreement with one additional union. The agreement also included annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/45,000 (approximately $13,600) which was recorded as labor expense in the first quarter of 2019.

In November 2019, the Company signed two agreements with the remaining union, one of them for one year and the other one consisting of a three-year collective bargaining agreement. The agreements also included annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/15,000 (approximately $4,500) for the one-year agreement and S/45,000 for the three-year agreement (approximately $13,600), which were recorded as labor expense in the fourth quarter of 2019.

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

Mexico

73.9% of our 9,358 Mexican employees were unionized at December 31, 2019, represented by three separate unions. Under Mexican law, the terms of employment for unionized workers are set forth in collective bargaining agreements. Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions annually and negotiate other benefits every two years. We conduct negotiations separately at each mining complex and each processing plant.

Our Taxco mine in Mexico has been on strike since July 2007. For a discussion of labor matters, refer to the information contained under the caption “Labor matters” in Note 13 “Commitments and Contingencies” of the consolidated financial statements.

Employees of La Caridad and Buenavista units reside in townsites at Nacozari and Cananea, where we have built approximately 1,800 houses and apartments. Most of the employees of the IMMSA unit reside on the grounds of the mining or processing complexes in which they work and where we have built approximately 356 houses and apartments. Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees. Our townsites and housing complexes include educational and medical facilities, churches, social clubs, shopping centers, banking and other services. Through 2007, the Buenavista unit provided health care services to employees and retired unionized employees and their families through its own hospital at the Buenavista unit. In 2010, the Company signed an agreement with the Secretary of Health of the State of Sonora to provide these services to its retired workers and their families. The new workers of Buenavista receive health services through the Mexican Institute of Social Security as is the case for all Mexican workers.

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

Electricity: In June 2014, we entered into a power purchase agreement for 120 megawatt (“MW”) with the state company Electroperu S.A., which began supplying energy for our Peruvian operations for twenty years starting on April 17, 2017. In July 2014, we entered into a power purchase agreement for 120MW with a private power generator

Kallpa Generacion S.A. (“Kallpa”), which began supplying energy to our Peruvian operations for ten years starting on April 17, 2017. In May 2016, we signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa will supply energy for the operations related to the Toquepala Expansion and other minor projects for ten years starting on May 1, 2017 and ending after ten years of commercial operation of the Toquepala Expansion or on April 30, 2029; whichever occurs first. In addition, we feel confident that additional power can be obtained from the Peruvian national grid, should the need arise.

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

Mexico:

Fuel: In Mexico, since 2018, we have purchased fuel from Petroleos Mexicanos (“PEMEX”), the state producer, and from private suppliers.

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

Electricity: Electricity is used as the main energy source at our mining complexes. We purchase most of our electricity from Mexico Generadora de Energia S. de R. L. (“MGE”), a subsidiary of Grupo Mexico which has two power plants designed to supply power to La Caridad and Buenavista units. MGE is supplying 5.2% of its power output to third party energy users. These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts. In 2012, we entered into a power supply agreement with MGE through 2032. The first plant was completed in 2013 and the second was completed in the second quarter of 2014. The first plant began to supply power to the Company in December 2013, and the second plant began to supply power in June 2015.

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

Some mining operations of IMMSA also purchase electricity from Eolica el Retiro, S.A.P.I de C.V. (“Eolica”), a windfarm energy producer that is an indirect subsidiary of Grupo Mexico. In August 2013, IMMSA and other of the mining operations of the Company entered into a purchase agreement and in late 2014 started to purchase electricity from Eolica. Due to the nature of the production process there is not a fixed power capacity contracted. In 2019, the total purchases were approximately 28.64 million kilowatt hours.

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

MINING RIGHTS AND CONCESSIONS

Peru:

We have 159,430 hectares in concessions from the Peruvian government for our exploration, exploitation, extraction and production operations, at various sites, as follows:

	Toquepala	Cuajone	Ilo	Other	Total
	(hectares)
Plants	360	919	421	—	1,700
Operations	23,781	21,555	4,483	36,759	86,578
Exploration	—	—	—	71,152	71,152
Total	24,141	22,474	4,904	107,911	159,430

We believe that our Peruvian concessions are in full force and in effect under applicable Peruvian laws and that we are in compliance with all material terms and requirements applicable to these concessions. The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions. Fees paid during 2019, 2018 and 2017, were approximately $1.8 million, $1.5 million and $1.2 million, respectively. We have two types of mining concessions in Peru: metallic and non-metallic concessions.

In 2011, the Peruvian Congress approved an amendment to the mining royalty charge. The new mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. In 2019, 2018 and 2017, we made provisions of $42.3 million, $32.9 million and $23.4 million, respectively.

At the same time the Peruvian Congress amended the mining royalty charge, it enacted a new tax for the mining industry. This tax is also based on operating income and its rates range from 2% to 8.4%. For additional information see Note 7 “Income Taxes” to the consolidated financial statements.

Mexico:

In Mexico we have 534,400 hectares in concessions from the Mexican government for our exploration and exploitation activities as outlined on the table below:

	IMMSA	La Caridad	Buenavista	Projects	Total
	(hectares)
Mine concessions	188,899	103,821	93,706	147,974	534,400

We believe that our Mexican concessions are in full force and in effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions. Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore or mine mineral reserves. Mining concessions have a 50-year term that can be renewed for another 50 years. Holding fees for mining concessions can be from $0.39 to $8.58 per hectare depending on the beginning date of the mining concession. Fees paid during 2019, 2018 and 2017 were approximately $7.1 million, $6.3 million and $5.8 million, respectively. In addition, all of our operating units in Mexico have water concessions that are in full force and effect. Although ownership is not required in order to explore or mine a concession, we generally own the land related to our Mexican concessions. We also own all of the processing facilities of our Mexican operations and the land on which they are constructed.

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

In the last three years, approximately 81% of our revenues came from the sale of copper, 7% from molybdenum and 8% from silver and zinc. Please see the distribution of our revenues per product on Item 8 “Financial Statements and Supplementary Data” Note 18 “Segment and Related Information—Sales value per segment” on page 152.

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

Through 2019, the Company recognized the expected future tax benefit from deferred tax assets when the tax benefit was considered to be more likely than not of being realized, otherwise, a valuation allowance was applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income and existing tax laws and there can be no assurance that the Company will be able to recognize the expected future benefits of deferred tax assets; such inability could have a material adverse effect on the Company’s results of operations. For more information on the effects of U.S. Tax Reform, please see Note 7 “Income Taxes”.

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

The business of mining, smelting and refining copper, zinc and other metals is subject to a number of risks and hazards, including industrial accidents, labor disputes, unusual or unexpected geological conditions, changes in the regulatory environment, environmental hazards, weather and other natural phenomena, such as seismic activity, wall failures and rock slides in our open-pit mines, structural collapses of our underground mines or tailings impoundments, and lower than expected ore grades or recovery rates. The Company’s operations may also be affected by mudslides and flash floods caused by torrential rains.

Such occurrences could result in damage to, or destruction of, mining operations resulting in monetary losses and possible legal liability. In particular, surface and underground mining and related processing activities present inherent risks of injury to personnel, loss of life and damage to equipment.

The waste rock and tailings produced in our mining operations represent our largest volume of waste material. Managing the volume of waste rock and tailings presents significant environmental, safety and engineering challenges and risks. We maintain large tailings impoundments containing sand of ground rock, moistened with water, which are effectively large dams that must be engineered, constructed and monitored to assure structural stability and avoid leakages or structural collapse. The failure of tailings and other impoundments at any of our mining operations could cause severe property and environmental damage and loss of life. The importance of careful design, management and monitoring of large impoundments was emphasized in recent years by large scale tailings dam failures at unaffiliated mines, which caused extensive property and environmental damage and resulted in the loss of life. For more information regarding our tailing dams, please see Item 2 “Properties—Slope Stability—Tailing Dams.”

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

We require substantial amounts of fuel oil, electricity, water and other resources for our operations. Fuel, gas and power costs constituted approximately 28%, 29% and 31% of our total production cost in 2019, 2018 and 2017, respectively. We rely upon third parties for our supply of the energy resources consumed in our operations so that prices for and availability of energy resources may be subject to change or curtailment, due to, among other things, new laws or regulations, imposition of new taxes or tariffs, interruptions in production by suppliers, worldwide price levels and market conditions. Regarding water consumption, although each operation currently has sufficient water rights to cover its operational demands, the loss of some or all water rights for any of our mines or operations, in whole or in part, or shortages of water to which we have rights could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities. In addition, future shortages of critical parts, equipment and skilled labor could adversely affect our operations and development projects.

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

Unfortunately, in 2019 we had four fatalities in Mexico and Peru. In 2018, we did not have fatalities; but in 2017, we had two fatalities in Mexico and Peru. The amounts paid to the Mexican and Peruvian authorities for reportable accidents did not have an adverse effect on our results. Under Mexican and Peruvian law penalties and fines for safety violations are generally monetary, but in certain cases may lead to the temporary or permanent shutdown of the affected facility or the suspension or revocation of permits or licenses. Also, violations of security and safety laws and regulations in our Peruvian operations can be considered a crime, punishable with a sentence of up to 10 years of prison.

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

In the last several years we have experienced a number of strikes or other labor disruptions that have had an adverse impact on our operations and operating results. As of December 31, 2019, unions represented approximately 71% of our workforce. Currently, we have labor agreements in effect for our Mexican and Peruvian operations.

During 2017, the Unified Labor Union of SPCC workers and one of Toquepala’s unions held three separate strikes. The Company estimates that the loss of copper production resulting from the 2017 strikes was not significant and our sales contracts were not affected.

Our Taxco mine in Mexico has been on strike since July 2007. It is expected that operations at this mine will remain suspended until these labor issues are resolved. In addition, the workers of the San Martin mine were on strike from July 2007 to August 2018. After eleven years of an illegal stoppage, we resumed control of the San Martin mine in August 2018. The San Martin facilities deteriorated during this period and we undertook a major renovation in order to restart operations during the second quarter of 2019, with an estimated capital budget of $97.7 million. For additional information, see Item 2, “Properties—Mexican IMMSA Unit—San Martin and Taxco”, and Note 13, “Commitments and Contingencies—Labor matters”, to our consolidated financial statements.

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

Please refer to Note 13 “Commitments and Contingencies—Environmental matters” of our financial statements for further information on this subject.

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

At December 31, 2019, Grupo Mexico owned indirectly 88.9% of our capital stock. Certain of our and Minera Mexico’s officers and directors are also directors and/or officers of Grupo Mexico and/or of its affiliates. We cannot assure you that the interests of Grupo Mexico will not conflict with our minority stockholders.

Grupo Mexico has the ability to determine the outcome of substantially all matters submitted for a vote to our stockholders and thus exercises control over our business policies and affairs, including the following:

●	the composition of our Board of Directors and, as a result, any determinations of our Board with respect to our business direction and policy, including the appointment and removal of our officers;
●	determinations with respect to mergers and other business combinations, including those that may result in a change of control;
●	whether dividends are paid or other distributions are made and the amount of any dividends or other distributions;
●	sales and dispositions of our assets;
●	the amount of debt financing that we incur; and
●	the approval of capital projects.

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

We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. If decided adversely to the Company, these legal proceedings, or others that could be brought against us in the future, may adversely affect our financial position or prospects. For further detailed discussion of pending litigation, please see Note 13 “Commitment and Contingencies—Litigation matters”.

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

In addition, in recent years economic conditions in Mexico have increasingly become correlated to U.S. economic conditions. Therefore, changes in economic policies and conditions in the United States could also have a significant adverse effect on Mexican economic conditions, affecting our business, the price of our common stock or debt securities. In 2017, the United States, Canada and Mexico began a discussion leading towards an update of the North American Free Trade Agreement (“NAFTA”). In September 2018, the three countries reached an agreement on a new trade deal, which will be known as the United States—Mexico—Canada Agreement (“USMCA”). In June 2019, Mexico’s senate ratified the UMSCA. During December 2019, the three countries agreed to a new revision of its regional trade pact, also concluding that the USMCA would replace NAFTA. On January 29, 2020, the U.S. ratified the USMCA and its President signed the USMCA into law. The ratification process by the Canadian parliament continues.

In addition, rising trade tensions between the U.S. and China and efforts by the Chinese government to reduce debt levels contributed to a recent slowdown in China’s growth. A continued slowing in China’s economic growth and copper demand and continued trade tensions between the U.S. and China could result in lower copper prices which could have a material adverse impact on our business and results of operations. The adoption and expansion of trade restrictions, changes in the state of China-U.S. relations, including the current trade tensions, or other governmental action related to tariffs or trade agreements or policies are difficult to predict and could adversely affect demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Additionally, there is uncertainty in global markets arising from the June 2016 referendum in the United Kingdom, the result of which was a vote to leave the European Union (“Brexit”) which has resulted in the United Kingdom leaving the

European Union after an 11-month transition period, that started in January. Brexit may adversely affect global political, regulatory, economic and market conditions, including capital markets and foreign exchange markets, which could adversely affect our business, financial condition and results of operations. It is likely that there will continue to be a period of instability and volatility in global financial markets until the terms and timing of Brexit are clear.

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

We may be adversely affected by natural disasters, pandemics (including the recent coronavirus outbreak) and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters, adverse weather conditions, floods, pandemics (including the recent coronavirus outbreak), acts of terrorism and other catastrophic or geo-political events may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition.

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

In 2019 Peru continued experiencing heightened political instability derived from various currently ongoing investigations into allegations of money laundering and corruption linked to the Operation Car Wash investigation that was initiated by Brazilian authorities. Because we have significant operations in Peru, we cannot provide any assurance that political developments and economic conditions, including any changes to economic policies or the adoption of other reforms proposed by existing or future administrations, in Peru and/or other factors will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing and our results of operations and financial condition.

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

Inflation in Peru in 2019, 2018 and 2017 was 1.9%, 2.5% and 1.5%, respectively. The value of the sol appreciated against the U.S. dollar 1.8% and 3.4% in 2019 and 2017, respectively, and it depreciated 4.1% in 2018. Although the Peruvian government’s economic policy reduced inflation and the economy has experienced significant growth in recent years, we cannot assure you that inflation will not increase from its current level or that such growth will continue in the future at similar rates or at all. Additionally a global financial economic crisis could negatively affect the Peruvian economy.

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

Although all of our Mexican operations’ sales of metals are priced and invoiced in U.S. dollars, a substantial portion of its costs are denominated in pesos. Accordingly, when inflation in Mexico increases without a corresponding depreciation of the peso, the net income generated by our Mexican operations is adversely affected. The annual inflation rate in Mexico was 2.8% in 2019, 4.8% in 2018 and 6.8% in 2017.

At the same time, the peso has been subject in the past to significant volatility, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso relative to the U.S. dollar increased by 4.3%, 0.3% and 4.5% in 2019, 2018 and 2017, respectively.

The Mexican government does not currently restrict the ability of Mexican companies or individuals to convert pesos into dollars or other currencies. While we do not expect the Mexican government to impose any restriction or exchange control policies in the future, it is an area we closely monitor. We cannot assure you the Mexican government will maintain its current policies with regard to the peso or that the peso’s value will not fluctuate significantly in the future. The imposition of exchange control policies could impair Minera Mexico’s ability to obtain imported goods and to meet its U.S. dollar denominated obligations and could have an adverse effect on our business and financial condition.

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

KEY PRODUCTION CAPACITY DATA

All production facilities are owned by us. The following table sets forth as of December 31, 2019, the locations of production facilities by reportable segment, the processes used, as well as the key production and capacity data for each location:

				2019	2019 Capacity
Facility Name	Location	Process	Nominal Capacity(1)	Production	Use(4)
PERUVIAN OPEN‑PIT UNIT
Mining Operations
Cuajone open‑pit mine	Cuajone (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	90.0 ktpd—ore milled	83.1	92.3%
Toquepala open‑pit mine; Concentrator I	Toquepala (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	60.0 ktpd—ore milled	63.9	106.4%
Concentrator II			60.0 ktpd—ore milled	57.9	96.5%
Toquepala SX‑EW plant	Toquepala (Peru)	Leaching, solvent extraction and cathode electrowinning	56.0 ktpy—refined	26.3	47.0%
Processing Operations
Ilo copper smelter	Ilo (Peru)	Copper smelting, blister, anodes production	1,200.0 ktpy—concentrate feed	1,075.5	89.6%
Ilo copper refinery	Ilo (Peru)	Copper refining	280 ktpy—refined cathodes	256.7	91.7%
Ilo acid plants	Ilo (Peru)	Sulfuric acid	1,050 ktpy—sulfuric acid	1,072.6	102.2%
Ilo precious metals refinery	Ilo (Peru)	Slime recovery & processing, gold & silver refining	320 tpy	342.0	106.9%
MEXICAN OPEN‑PIT UNIT
Mining Operations
Buenavista open‑pit mine; Concentrator I	Sonora (Mexico)	Copper ore milling & recovery, copper concentrate production	82.0 ktpd—milling	81.0	98.8%
Concentrator II			100.0 ktpd—milling	111.8	111.8%
Buenavista: SX‑EW plant I	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	11.0 ktpy—refined	—	—%
SX‑EW plant II			43.8 ktpy—refined	21.5	49.2%
SX‑EW plant III			120.0 ktpy—refined	78.6	65.5%
La Caridad open‑pit mine	Sonora (Mexico)	Copper ore milling & recovery, copper & molybdenum concentrate production	94.5 ktpd—milling	94.9	100.5%
La Caridad SX‑EW plant	Sonora (Mexico)	Leaching, solvent extraction & cathode electrowinning	21.9 ktpy—refined	25.9	118.4%
Processing Operations
La Caridad copper smelter	Sonora (Mexico)	Concentrate smelting, anode production	1,000 ktpy—concentrate feed	1,011.4	101.1%
La Caridad copper refinery	Sonora (Mexico)	Copper refining	300 ktpy copper cathode	231.6	77.2%
La Caridad copper rod plant	Sonora (Mexico)	Copper rod production	150 ktpy copper rod	142.7	95.2%
La Caridad precious metals refinery	Sonora (Mexico)	Slime recovery & processing, gold & silver refining	1.8 ktpy—slime	1.0	57.6%
La Caridad sulfuric acid plant	Sonora (Mexico)	Sulfuric acid	1,565.5 ktpy—sulfuric acid	966.2	61.7%
IMMSA UNIT
Underground mines
Charcas	San Luis Potosi (Mexico)	Copper, zinc, lead milling, recovery & concentrate production	1,460 ktpy—ore milled	1,293.1	88.6%
San Martin	Zacatecas (Mexico)	Lead, zinc, copper & silver mining, milling recovery & concentrate production	1,606 ktpy—ore milled	653.7	40.7%
Santa Barbara	Chihuahua (Mexico)	Lead, copper and zinc mining & concentrates production	2,190 ktpy—ore milled	1,636.6	74.7%
Santa Eulalia	Chihuahua (Mexico)	Lead & zinc mining and milling recovery & concentrate production	547.5 ktpy—ore milled	327.1	59.7%
Taxco(2)	Guerrero (Mexico)	Lead, zinc silver & gold mining recovery & concentrate production	730 ktpy—ore milled	—	—%
Nueva Rosita coal & coke complex(3)	Coahuila (Mexico)	Clean coal production	900 ktpy clean coal	25.2	2.8%
			100 ktpy coke	—	—%
Processing Operations
San Luis Potosi zinc refinery	San Luis Potosi (Mexico)	Zinc concentrates refining	105.0 ktpy zinc cathode	105.0	100.0%
San Luis Potosi sulfuric acid plant	San Luis Potosi (Mexico)	Sulfuric acid	180.0 ktpy sulfuric acid	187.2	104.0%

ktpd = thousands of tons per day

ktpy = thousands of tons per year

Tpy = tons per year

(1)	Our estimates of actual capacity under normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content for the relevant period.
(2)	The Taxco mine has been on strike since July 2007. The Company restored production from the San Martin mine in the second quarter of 2019.
(3)	At December 31, 2019, the coal reserves for the Nueva Rosita coal plant were 94.8 million tons with average sulfur content of 1.38% and a BTU content of 10,022 per pound.
(4)	In some cases, real production exceeds the nominal capacity due to higher grades and recovery rates.

PROPERTY BOOK VALUE

At December 31, 2019, net book values of property and mine development are as follows (in millions):

Peruvian operations:
Cuajone	$730.3
Toquepala	2,084.4
Tia Maria project	336.3
Ilo and other support facilities	660.3
Construction in progress	544.7
Total Peru	$4,356.0
Mexican open‑pit operations:
Buenavista mine and concentrator plants	$2,310.6
Buenavista SX‑EW and Quebalix	987.5
La Caridad mine and concentrator plant	335.2
La Caridad support facilities	377.7
Construction in progress	282.5
Total Mexico Open Pit	$4,293.5
Mexican IMMSA unit:
San Luis Potosi	$96.8
Zinc electrolytic refinery	74.5
Charcas	65.8
San Martin	71.3
Santa Barbara	59.9
Taxco	1.9
Santa Eulalia	41.2
Nueva Rosita	7.9
Construction in progress and other facilities	73.5
Total IMMSA Unit	$492.8
Other property:
El Pilar	$87.1
Mexicana del Arco	39.1
Total	$126.2
Mexican administrative offices	$102.5
Total Mexico	$5,015.0
Total Southern Copper Corporation	$9,371.0

SUMMARY OPERATING DATA

The following table sets out certain operating data underlying our financial and operating information for each of the periods indicated.

				Variance
	Year Ended December 31,			2019 -2018		2018 -2017
	2019	2018	2017	Volume	%	Volume	%
COPPER (thousand pounds):
Mined
Peru open‑pit
Toquepala	510,752	316,849	271,056	193,903	61.2%	45,793	16.9%
Cuajone	344,787	354,016	348,562	(9,229)	(2.6)%	5,454	1.6%
SX‑EW Toquepala	58,045	58,480	55,320	(435)	(0.7)%	3,160	5.7%
Mexico open‑pit
La Caridad	236,249	233,882	234,287	2,367	1.0%	(405)	(0.2)%
Buenavista	745,073	716,239	703,074	28,834	4.0%	13,165	1.9%
SX‑EW La Caridad	57,160	58,232	62,586	(1,072)	(1.8)%	(4,354)	(7.0)%
SX‑EW Buenavista	220,711	196,788	246,426	23,923	12.2%	(49,638)	(20.1)%
IMMSA unit	18,222	13,715	12,093	4,507	32.9%	1,622	13.4%
Total Mined	2,190,999	1,948,201	1,933,404	242,798	12.5%	14,797	0.8%
Smelted
Peru open‑pit
Blister Ilo	—	5,799	3,953	(5,799)	(100.0)%	1,846	46.7%
Anodes Ilo	700,009	760,060	762,460	(60,051)	(7.9)%	(2,400)	(0.3)%
Mexico open‑pit
Anodes La Caridad	612,122	631,056	595,717	(18,934)	(3.0)%	35,339	5.9%
Total Smelted	1,312,131	1,396,915	1,362,130	(84,784)	(6.1)%	34,785	2.6%
Refined
Peru Open‑pit
Cathodes Ilo	565,810	645,191	642,367	(79,381)	(12.3)%	2,824	0.4%
SX‑EW Toquepala	58,045	58,480	55,320	(435)	(0.7)%	3,160	5.7%
Mexico Open‑pit
Cathodes La Caridad	510,602	527,306	502,783	(16,704)	(3.2)%	24,523	4.9%
SX‑EW La Caridad	57,160	58,232	62,586	(1,072)	(1.8)%	(4,354)	(7.0)%
SX‑EW Buenavista	220,712	196,788	246,426	23,924	12.2%	(49,638)	(20.1)%
Total Refined	1,412,329	1,485,997	1,509,482	(73,668)	(5.0)%	(23,485)	(1.6)%
Rod Mexico Open‑pit—La Caridad	314,661	324,403	293,435	(9,742)	(3.0)%	30,968	10.6%
SILVER (thousand ounces)
Mined
Peru Open‑pit
Toquepala	3,421	2,132	1,779	1,289	60.5%	353	19.8%
Cuajone	2,207	2,280	2,390	(73)	(3.2)%	(110)	(4.6)%
Mexico Open‑pit
La Caridad	1,947	2,085	2,009	(138)	(6.6)%	76	3.8%
Buenavista	5,755	5,162	4,988	593	11.5%	174	3.5%
IMMSA unit	6,943	5,649	4,760	1,294	22.9%	889	18.7%
Total Mined	20,273	17,308	15,926	2,965	17.1%	1,382	8.7%
Refined
Peru—Ilo	3,344	3,884	3,953	(540)	(13.9)%	(69)	(1.7)%
Mexico—La Caridad	8,049	8,496	7,152	(447)	(5.3)%	1,344	18.8%
IMMSA unit	1,195	1,203	2,583	(8)	(0.7)%	(1,380)	(53.4)%
Total Refined	12,588	13,583	13,688	(995)	(7.3)%	(105)	(0.8)%
MOLYBDENUM (thousand pounds)
Mined
Toquepala	16,043	9,169	9,224	6,874	75.0%	(55)	(0.6)%
Cuajone	7,242	6,832	8,259	410	6.0%	(1,427)	(17.3)%
Buenavista	13,487	10,842	7,636	2,645	24.4%	3,206	42.0%
La Caridad	22,500	21,626	21,900	874	4.0%	(274)	(1.3)%
Total Mined	59,272	48,469	47,019	10,803	22.3%	1,450	3.1%
ZINC (thousand pounds)
Mined IMMSA	162,970	156,038	151,380	6,932	4.4%	4,658	3.1%
Refined IMMSA	231,435	237,076	230,166	(5,641)	(2.4)%	6,910	3.0%

SLOPE STABILITY:

Peruvian Operations

The Toquepala and Cuajone pits are each approximately 930 meters deep. Under the present mine plan configuration the Toquepala pit will reach a depth of 1,605 meters and the Cuajone pit will reach a depth of 1,380 meters. The deepening pits present us with a number of geotechnical challenges. Perhaps the foremost concern is the possibility of slope failure, a possibility that all open-pit mines face. In the past, in order to maintain slope stability, we have decreased pit slope angles, installed additional or duplicate haul road access, and increased stripping requirements. We have also responded to hydrological conditions and removed material displaced by slope failures. To meet the geotechnical challenges relating to slope stability of the open-pit mines, we have taken the following steps:

In the late 1990s, we hosted round table meetings with a group of specialists to review pit designs for mines with greater than 700 meter depth. Based on the concepts defined at these meetings, we initiated slope stability studies to define the mining of reserves by optimum design. The studies were completed in 2000 and we believe we implemented the study recommendations. One of the major changes implemented was slope angle reduction at both mines.

Since 1998, a wall depressurization program has been in place in both pits. This consists of a horizontal drilling program, which improves drainage thereby reducing saturation and increasing wall stability. Additionally, a new blasting control program was put in place and a new slope monitoring system was implemented.

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

In 2013, a mining consulting group began a study of dump stability at the Toquepala mine. This study assessed the current stability of the dumps and is developing a geotechnical campaign to obtain information to assess the stability of the future and final stages of the dumps. In 2016, the stability study was resumed by executing geophysical test and test pits for the characterization of the dumps. The execution of sonic perforations and complementary geophysical tests are currently pending. On December 2016, the consultants also presented the report “Slope Stability Analysis in Deposits of Waste and Leachable Material”.

In 2016, the mining consultants presented the final report “Physical Stability of the Quebrada Honda tailings dam”. This study consisted in the development of geotechnical investigations, static, seismic and post-seismic stability analysis, filtration analysis, deformation analysis, liquefaction potential analysis and dynamic analysis.

In 2016, as part of the slope stability upgrade study, a geotechnical and hydrological oriented drill program of 3,470 meters was executed at the Toquepala mine. This program was conducted in order to complement the study and to get a better understanding of the behavior of the rock mass. The geotechnical drilling program involved 11 diamond drill holes, six geotechnical drills and five hydrogeological drills, all of them with geological and geotechnical logging. During the execution of these hydrogeological drills, permeability tests in the rock were executed as well as slug tests and constant load tests. Additionally, instrumentation was implemented with five vibrating wire piezometers for the monitoring of water table and to give support to the hydrogeological model. Also in 2016, the external mining consultants began the report for phase three of this study, which was concluded in 2017. They submitted and updated the block models of inter-ramp angles, the model of rock mass, the hydrogeological model and the 3D structural model. In addition, fieldwork continued on the “Slope Stability Analysis in Deposits of Waste and Leachable Material” study by executing geophysical tests, sampling and laboratory tests of soil mechanics. This study was concluded and submitted by the external consultants in 2018.

Additionally, in 2018 we dedicated efforts to update the geotechnical pit models, which are essential to perform the analysis of slope stability. Related to this, we have carried out actions, including the completion of the geotechnical database implementation, laboratory testing, training, and other important aspects. In 2019, external consultants performed the “2019 Update of Slope Stability Analysis in Deposits of Waste and Leachable Material” study. In addition, an IBIS ArcSAR radar was incorporated into the pit slope monitoring system; this radar equipment gives greater coverage, five kilometers of maximum range and reduced scanning time. Sub- horizontal drains were also implemented for pit slope depressurization.

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

In 2013, the Board of Directors approved a project to improve slope stability at the south area of the Cuajone mine, which will remove approximately 148 million tons of waste material in order to improve the mine design without reducing our actual production level. As of December 31, 2019, 129.1 million tons of waste material have been removed. For further information see Item 7 “Management Discussion and Analysis—Capital Investment Program.”

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

In 2019, we assigned an independent consulting firm to conduct a geotechnical study of La Caridad, which included the Bella Union area, based on a 15-year mining plan. We expect to receive the results of this study during 2020.

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

Various studies are now being conducted by outside specialized consultants in order to establish long-range mine water management objectives and to implement recommendations for the efficient use of this resource. We are also conducting a geotechnical study and a diamond drilling program with an independent consulting firm in order to obtain additional geotechnical information, which will allow us to verify the slope stability for the long-term mine plan. In addition, slope monitoring continues with the SSR 160 radar.

Tailings Dams

Tailings are comprised of solid particles originating at the concentrator plants during the grinding process that, combined with water, are sent to specially built structures where they are impounded. The water is recovered to be reused in the process.

Tailings dams are basically built in two manners: by using the coarse fraction from the same tailings or by using external material, often known as “borrowed material” such as rock, clay etc. We believe SCC’s tailings dams are built with the highest quality standards and engineering practices. We comply with and at times exceed the national norms and recommendations of the International Commission on Large Dams (ICOLD). In addition we maintain a committee including both internal and external specialists, which periodically review the safety and operation of each dam.

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

Following is a map indicating the approximate location of, and access to, our Cuajone and Toquepala mine complexes, as well as our Ilo processing facilities:

N
0 25 50 100Km.
Graphic Scale
100,000 E
150,000 E
200,000 E
250,000 E
300,000 E
350,000 E
400,000 E
450,000 E
500,000 E
550,000 E
8'250,000 N
8'200,000 N
8'150,000 N
8'100,000 N
8'050,000 N
8'000,000 N
TITICACA LAKE
AREQUIPA
PANAMERICAN HIGHWAY
TIA MARIA PROJECT
MOQUEGUA
CUAJONE MINE
TOQUEPALA MINE
TAILS DAM
SMELTER
REFINERY
ILO
SPCC PORT
PACIFIC OCEAN
TACNA
CHILE
BOLIVIA
LEYEND
HIGHWAY
ROAD
SPCC TRAIN
TOWN
SPCC FACILITIES
ECUADOR
COLOMBIA
BRASIL
PERU
Lima
PACIFIC OCEAN
BOLIVIA
Arequipa
Tacna
CHILE
PERUVIAN MINES AND PROCESSING FACILITIES
Date: January 2020
Scale: Graphic (km)

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

The table below sets forth 2019, 2018 and 2017 production information for our Cuajone operations:

					Variance 2019 -
					2018
		2019	2018	2017	Volume	%
Mine annual operating days		365	365	365
Mine
Total ore mined	(kt)	29,017	29,571	29,769	(554)	(1.9)%
Copper grade	(%)	0.644	0.651	0.617	(0.007)	(1.1)%
Leach material mined	(kt)	1,513	1,122	—	391	34.8%
Leach material grade	(%)	0.483	0.456	—	0.027	5.9%
Stripping ratio	(x)	4.04	4.71	4.01	(0.67)	(14.2)%
Total material mined	(kt)	153,911	175,177	149,265	(21,266)	(12.1)%
Concentrator
Total material milled	(kt)	29,056	29,575	29,751	(519)	(1.8)%
Copper recovery	(%)	83.65	83.40	86.10	0.25	0.3%
Copper concentrate	(kt)	625.5	660.7	607.5	(35.2)	(5.3)%
Copper in concentrate	(kt)	156.4	160.6	158.1	(4.2)	(2.6)%
Copper concentrates average grade	(%)	25.00	24.31	26.03	0.69	2.8%
Molybdenum
Molybdenum grade	(%)	0.019	0.019	0.019	—	—
Molybdenum recovery	(%)	59.23	55.63	66.62	3.60	6.5%
Molybdenum concentrate	(kt)	6.1	5.8	6.9	0.3	5.2%
Molybdenum concentrate average grade	(%)	54.03	53.30	54.16	0.73	1.4%
Molybdenum in concentrate	(kt)	3.3	3.1	3.7	0.2	6.0%

Key: kt = thousand tons

x = Stripping ratio obtained dividing waste by leachable material plus ore mined.

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

Mine exploration

Exploration activities during the drill campaign in 2019 were as follows:

Studies	Meters	Holes	Notes
Infill drilling	7,000	16	To obtain additional information to improve confidence in our block model.
Geotechnical	3,001	11	To confirm the continuity of major structures and the quality of rock mass.

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

A major mill expansion was completed in 1999 and the eleventh primary mill was put in operation in January 2008. In December 2013, the high pressure grinding roll was put in operation. At the end of 2016, the Larox filter press for molybdenum concentrate began operations. The overland primary crusher began operations in May 2018. The new tailings thickener began operations in September 2019.

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

The table below sets forth 2019, 2018 and 2017 production information for our Toquepala operations:

					Variance 2019 -
					2018
		2019	2018	2017	Volume	%
Mine annual operating days		365	365	365
Mine
Total ore mined	(kt)	38,248	22,701	20,411	15,547	68.5%
Copper grade	(%)	0.682	0.686	0.663	(0.004)	(0.6)%
Leach material mined	(kt)	96,700	104,126	85,048	(7,426)	(7.1)%
Leach material grade	(%)	0.161	0.160	0.201	0.001	0.6%
Stripping ratio	(x)	0.85	0.90	0.93	(0.05)	(5.6)%
Total material mined	(kt)	249,083	241,514	203,778	7,569	3.1%
Concentrator
Total material milled	(kt)	38,121	23,060	20,392	15,061	65.3%
Copper recovery	(%)	89.64	90.99	90.94	(1.35)	(1.5)%
Copper concentrate	(kt)	885.2	528.2	451.9	357.0	67.6%
Copper in concentrate	(kt)	231.7	143.7	122.9	88.0	61.2%
Copper concentrate average grade	(%)	26.20	27.21	27.21	(1.01)	(3.7)%
SX‑EW plant
Estimated leach recovery	(%)	23.72	24.11	24.62	(0.39)	(1.6)%
SX‑EW cathode production	(kt)	26.3	26.5	25.1	(0.2)	(0.8)%
Molybdenum
Molybdenum grade	(%)	0.033	0.028	0.029	0.005	17.9%
Molybdenum recovery	(%)	57.84	68.42	69.69	(10.58)	(15.5)%
Molybdenum concentrate	(kt)	13.1	7.5	7.5	5.6	74.7%
Molybdenum concentrate average grade	(%)	55.64	55.54	55.76	0.10	0.2%
Molybdenum in concentrate	(kt)	7.3	4.2	4.2	3.1	73.3%

Key: kt = thousand tons

x = Stripping ratio obtained dividing waste by leachable material plus ore mined.

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

Mine Exploration

Exploration activities during the drill campaign in 2019 were as follows:

Studies	Meters	Holes	Notes
Ore and leach confirmation to reserves and phases	24,479	30	To confirm the continuity of the ore and leach material.
Study of Slopes Stability Instability‑West Sector	1,500	8	For slope depressurization.
Exploration geotechnical and hydrogeological drill	7,931	15	To define rock mass quality and verify the continuity of the major faults.
Total	33,910	53

Concentrator

Our Toquepala concentrator operations use state-of-the-art computer monitoring systems in order to coordinate inflows and optimize operations. Material with a copper grade over 0.22% is loaded onto an overland conveyor belt and sent to the crushing circuit, where rotating crushers reduce the size of the rocks by approximately 85%, to less than one-half of an inch. The ore is then sent to the rod and ball mills, which grind it in a mix with water to the consistency of fine powder. The finely ground powder mixed with water is then transported to flotation cells. Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings. The bulk concentrate with sufficient molybdenum content is processed to recover molybdenum by inverse flotation. This final copper concentrate with a content of approximately 26.5% of copper is filtered in order to reduce moisture to 8.5% or less. Concentrates are then shipped by rail to the Ilo smelter.

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

Copper oxides from Cuajone with a copper grade higher than 0.467%, with an acid solubility index higher than 50% and a cyanide solubility index higher than 23% are leached. In Toquepala, the copper sulfides cutoff grade is 0.041% and therefore material with a total copper grade between 0.080% and 0.295% are leached. Copper in solution produced at Cuajone is sent to Toquepala through an eight-inch pipe laid alongside the Cuajone-Toquepala railroad track.

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

Smelter

Our Ilo smelter produces copper anodes for the refinery we operate as part of the same facility. When the copper produced by the smelter exceeds the refinery’s capacity, the excess is sold to other refineries around the world. In 2007, we completed a major modernization of the smelter. The nominal installed capacity of the smelter is 1,200,000 tons of copper concentrate per year. Copper concentrates from Toquepala and Cuajone are transported by railroad to the smelter, where they are smelted using an ISASMELT furnace, converters and anode furnaces to produce copper anodes with 99.7% copper. At the smelter, the concentrates are mixed with flux and other material and sent to the ISASMELT furnace producing a mixture of copper matte and slag, which is tapped through a taphole to either of two rotary holding furnaces, where these smelted phases will be separated. Copper matte contains approximately 63% copper. Copper matte is then sent to the four Pierce Smith converters, where the material is oxidized in two steps: (1) the iron sulfides in the matte are oxidized with oxygen enriched air and silica is added producing slag that is sent to the slag cleaning furnaces, and (2) the copper contained in the matte sulfides is then oxidized to produce blister copper, containing approximately 99.3% copper. The blister copper is refined in two anode furnaces by oxidation to remove sulfur with compressed air injected into the bath. Finally, the oxygen content of the molten copper is adjusted by reduction with injection of liquefied petroleum gas with steam into the bath. Anodes, containing approximately 99.7% copper, are cast in two casting wheels. The smelter also can produce blister copper bars, especially when an anode furnace is in general repair.

The table below sets forth 2019, 2018 and 2017 production and sales information for our Ilo smelter plant:

					Variance 2019 -
					2018
Smelter		2019	2018	2017	Volume	%
Concentrate smelted	(kt)	1,075.5	1,187.7	1,153.5	(112.2)	(9.4)%
Average copper recovery	(%)	97.4	97.4	97.4	—	—
Anode production	(kt)	318.2	345.6	346.6	(27.4)	(7.9)%
Average anode grade	(%)	99.78	99.77	99.77	0.01	—%
Blister production	kt	—	2.7	1.8	(2.7)	(100.0)%
Average blister grade	(%)	—	99.24	99.32	(99.24)	(100.0)%
Sulfuric acid produced	(kt)	1,072.6	1,169.1	1,119.6	(96.5)	(8.3)%

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

The table below sets forth 2019, 2018 and 2017 production and sales information for our Ilo refinery and precious metals plants:

					Variance 2019 -
					2018
Refinery		2019	2018	2017	Volume	%
Cathodes produced	(kt)	256.7	292.7	291.4	(36.0)	(12.3)%
Average copper grade	(%)	99.998	99.999	99.999	(0.001)	—%
Refined silver produced	(000 Kg)	104.0	120.8	123.0	(16.8)	(13.9)%
Refined gold produced	(kg)	258.1	282.4	237.7	(24.3)	(8.6)%
Commercial grade selenium produced	(tons)	55.7	52.2	49.2	3.5	6.8%

Key: kt = thousand tons

In addition to the processing facilities, the refinery has a production control section, a laboratory which provides sample analysis throughout the Company, a maintenance department, a desalinization plant and other support facilities.

Other facilities in Ilo are a coquina plant with a production capacity of 200,000 tons per year of seashells, which has been declared in progressive closure. In addition, we had a lime plant with a capacity of 80,000 tons per year, which has suspended its operations. We also operate an industrial railroad to haul production and supplies between Toquepala, Cuajone and Ilo.

The industrial railroad’s main equipment includes locomotives of different types and rolling stock with different types of cars and capacities. The track runs in a single 214 kilometer standard gauge line and supports a 30-ton axle load. The total length of the track system is around 257 kilometers including main yards and sidings. The infrastructure includes 27 kilometers of track under tunnels and one concrete bridge. The industrial railroad includes a car repair shop which is responsible for maintenance and repair of the car fleet. Annual tonnage transported is approximately 5.7 million tons.

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

Following is a map indicating the approximate location of, and access to, our Mexican open-pit mine complexes, as well as our processing facilities:

Tucson
Benson
Tombstone
EE UU
MEXICO
Nogales
Nogales
Agua Prieta
BUENAVISTA MINE
Cananea
Imuris
Caborca
Bacoachi
LA CARIDAD MINE
Santa Ana
Nacozari de García
SONORA
CHIHUAHUA
Moctezuma
Ures
Mazocahui
Hermosillo
UNITED STATES OF AMERICA
LEGEND
MINES
INTERNATIONAL BORDER
STATE LIMIT
CAPITAL CITY
BUENAVISTA MINE
LA CARIDAD MINE
110°
100°
26°
16°
Hermosillo
Chihuahua
Gulf of California
Pacific Ocean
Gulf of México
Mexico City
0 100 200 Kms

| | |
|---|---|
| MAP SHOWING LOCATION AND ACCESS TO LA CARIDAD AND BUENAVISTA DEL COBRE FACILITIES | Date: January, 2019 |
| | Graphic Scale |

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

In 2016 we concluded our $3.5 billion investment program in Mexico. The program included a third SX-EW plant, completed in June 2014, with a rated annual capacity of 120,000 tons of copper and a new concentrator, completed in 2015, with an annual copper production capacity of 188,000 tons. The program also included two molybdenum plants with a combined annual capacity of 4,600 tons. The first plant was completed in 2013 and the second one, in 2016. Additionally, the program included the Crushing, Conveying and Spreading System for Leachable Ore (Quebalix IV), which was completed on time and under budget and is currently operating steadily. This project will reduce mining costs as well as increase SX-EW copper recovery, allowing the Buenavista unit to reach its copper production capacity of 500,000 tons.

The original concentrator currently has a nominal milling capacity of 82,000 tons per day. The second concentrator began operations in 2015 with a nominal milling capacity of 100,000 tons per day. The SX-EW facilities have a cathode production capacity of 174,470 tons per year. The Buenavista ore body is considered one of the world’s largest porphyry copper deposits. Buenavista is the oldest continuously operated copper mine in North America, with operations dating back to 1899. High grade ore deposits in the district were mined exclusively using underground methods. The Anaconda Company acquired the property in 1917. In the early 1940s, Anaconda started developing the first open-pit in Buenavista. In 1990, through a public auction procedure, Minera Mexico acquired 100% of the Buenavista mining assets for $475 million. Buenavista is currently applying conventional open-pit mining methods to extract copper ore for further processing in the concentrator.

The following table shows 2019, 2018 and 2017 production information for Buenavista:

					2019 - 2018
					Variance
		2019	2018	2017	Volume	%
Mine annual operating days		365	365	365
Mine:
Total ore mined	(kt)	70,323	70,464	69,773	(141)	(0.2)%
Copper grade	(%)	0.554	0.537	0.547	0.017	3.2%
Leach material mined	(kt)	141,096	145,253	157,802	(4,157)	(2.9)%
Leach material grade	(%)	0.216	0.242	0.261	(0.026)	(10.7)%
Stripping ratio	(x)	0.37	0.38	0.27	(0.01)	(2.6)%
Total material mined	(kt)	288,882	297,718	288,716	(8,836)	(3.0)%
Concentrator:
Total material milled	(kt)	70,371	70,328	69,294	43	0.1%
Copper recovery	(%)	86.66	86.02	84.12	0.64	0.7%
Copper concentrate	(kt)	1,420.5	1,371.1	1,361.8	49.4	3.6%
Copper in concentrate	(kt)	338.0	325.0	319.0	13.0	4.0%
Copper concentrate average grade	(%)	23.80	23.70	23.42	0.1	0.4%
SX‑EW plant
Estimated leach recovery	(%)	62.00	60.00	70.00	2.00	3.3%
SX‑EW cathode production	(kt)	100.1	89.3	111.8	10.8	12.1%
Molybdenum
Molybdenum grade	(%)	0.013	0.012	0.013	0.001	8.3%
Molybdenum recovery	(%)	65.63	58.44	39.85	7.19	12.3%
Molybdenum concentrate	(kt)	11.80	9.62	6.74	2.18	22.7%
Molybdenum concentrate average grade	(%)	51.83	51.13	51.38	0.70	1.4%
Molybdenum in concentrate	(kt)	6.12	4.92	3.46	1.20	24.4%

Key: kt = thousand tons

x = Stripping ratio obtained dividing waste by leachable material plus ore mined.

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

Mine Exploration

In-fill core drilling was conducted in 2011 at the Buenavista zinc-copper-silver deposit, including directional drilling for geotechnical purposes. A deep drilling campaign was initiated in 2011 to explore the extent of the deposit at depth, drilling a total of 3,860 meters in 2012. For short-term mine planning, 6,652 meters were drilled to confirm copper grade and metallurgical recoveries. Also, in 2011, a condemnation drilling program was initiated to define areas for future infrastructure, as well as areas where leach and waste dumps will be deposited. A total of 28,369 meters of core drilling were completed in 2011. A geohydrology program was initiated in 2011 to explore the possibility of groundwater sources within the mine limits, and a total of 29,750 meters of diamond drilling were drilled in 2012. In addition, 3,797 meters were drilled for water monitoring wells. We did not have a drilling campaign in 2013. In 2014, we performed a drilling program of 20,000 meters in order to verify the reserves. In 2015, we complied with our drilling program target of 15,000 meters to define reserves and to confirm copper and molybdenum grades. In 2018, we drilled 4,434 meters to further define reserves and confirm grades. In 2019, following the long-term mine plan, 5,549 meters of diamond drilling were drilled to confirm the continuity of the mineralization of the deposit.

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

In the second concentrator, material with a copper grade over 0.555% is sent to a three-phase milling circuit, where the ore size is reduced to approximately one-half inch. The ore is then sent to a circuit of six ball mills, which grind it to the consistency of fine powder. The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings. Recovered copper, with the consistency of froth, is filtered and dried to produce copper concentrates with an average copper content of approximately 24%. Concentrates are then sent by trucks or by railroad to the La Caridad smelter or to the Guaymas port, at Sonora, for exporting.

As part of the expansion program for this unit, in 2013 we completed the construction of the first molybdenum plant with an annual production capacity of 2,000 tons of molybdenum contained in concentrate. The plant was designed to process 1,500 tons of copper-molybdenum concentrates per day with a recovery of approximately 80% of copper and 50% of molybdenum content. The molybdenum plant consists of thickeners, homogenizer tanks, flotation cells, column cells and a holo-flite dryer. The second molybdenum plant was designed to process 3,040 tons of copper-molybdenum concentrates per day for a recovery between 80% and 87% of copper and 60% of molybdenum content. It obtained its first production lot in July 2016 and fully initiated operations in November 2016.

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

The table below sets forth 2019, 2018 and 2017 production information for La Caridad:

					Variance
					2019 - 2018
		2019	2018	2017	Volume	%
Mine annual operating days		365	365	365
Mine
Total ore mined	(kt)	34,401	34,675	34,699	(274)	(0.8)%
Copper grade	(%)	0.356	0.353	0.360	0.003	0.8%
Leach material mined	(kt)	28,457	30,764	36,540	(2,307)	(7.5)%
Leach material grade	(%)	0.224	0.221	0.230	0.003	1.4%
Stripping ratio	(x)	0.50	0.48	0.38	0.02	4.2%
Total material mined	(kt)	94,578	96,541	98,534	(1,963)	(2.0)%
Concentrator
Total material milled	(kt)	34,648	34,548	34,548	100	0.3
Copper recovery	(%)	86.80	87.09	85.51	(0.29)	(0.3)%
Copper concentrate	(kt)	446.2	446.2	443.3	—	—%
Copper in concentrate	(kt)	107.2	106.1	106.3	1.1	1.0%
Copper concentrate average grade	(%)	24.01	23.78	23.98	0.23	1.0%
SX‑EW plant
Estimated leach recovery	(%)	38.06	37.99	38.16	0.07	0.2%
SX‑EW cathode production	(kt)	25.93	26.41	28.39	(0.48)	(1.8)%
Molybdenum
Molybdenum grade	(%)	0.036	0.034	0.035	0.002	5.9%
Molybdenum recovery	(%)	82.17	83.28	82.50	(1.11)	(1.3)%
Molybdenum concentrate	(kt)	18.8	18.0	18.3	0.8	4.4%
Molybdenum concentrate average grade	(%)	54.26	54.61	54.31	(0.4)	(0.6)%
Molybdenum in concentrate	(kt)	10.2	9.8	9.9	0.4	4.1%

Key: kt = thousand tons

x = Stripping ratio obtained dividing waste by leachable material plus ore mined

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

In 2008, La Caridad finished a large exploration program of 50,000 meters. The target was to reach to the 900 level in order to reduce the drilling space and to define the copper and molybdenum mineralization continuity and also carry out metallurgical testing for the flotation and leaching processes. There was no exploration program in 2009, 2011 and 2013. In 2012 we drilled 10,000 meters and further defined the extent of the copper and molybdenum mineralization. From 2014 to 2017 we drilled 96 diamond drill holes equivalent to 38,984 meters in order to define a high grade ore body located in the south western edge of the pit (Bella Union location). In 2018 we drilled 18 diamond drill holes equivalent to 5,132 meters at the Bella Union location. In 2019, we drilled 15 diamond drill holes at the La Caridad pit and 6 diamond drill holes at the Bella Union location, totaling 3,790 meters.

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

SX-EW Plant

Approximately 1,009.2 million tons of leaching ore with an average grade of approximately 0.219% copper have been extracted from the La Caridad open-pit mine and deposited in leaching dumps from May 1995 to December 31, 2019. All copper ore with a grade lower than the mill cut-off grade 0.30%, but higher than 0.15% copper, is delivered to the leaching dumps. In 1995, we completed the construction of a SX-EW facility at La Caridad that has allowed processing of this ore and certain leach ore reserves that were not mined and has resulted in a reduction in our copper production costs. The SX-EW facility has an annual design capacity of 21,900 tons of copper cathodes.

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

The table below sets forth 2019, 2018 and 2017 production information for the La Caridad processing facilities:

					Variance
					2019 - 2018
		2019	2018	2017	Volume	%
Smelter
Total copper concentrate smelted	(kt)	1,011.4	1,041.7	997.7	(30.3)	(2.9)%
Anode copper production	(kt)	279.1	287.7	271.8	(8.6)	(3.0)%
Average copper content in anode	(%)	99.47	99.49	99.41	(0.02)	(0.0)%
Average smelter recovery	(%)	97.1	96.9	97.4	0.2	0.2%
Sulfuric acid production	(kt)	966.2	1,002.5	976.4	(36.3)	(3.6)%
Refinery
Refined cathode production	(kt)	231.6	239.2	228.1	(7.6)	(3.2)%
Refined silver production	(000 kg)	250.3	264.3	222.5	(14.0)	(5.3)%
Refined gold production	(Kg)	1,125.8	1,228.5	1,264.2	(102.7)	(8.4)%
Rod Plant
Copper rod production	(kt)	142.7	147.1	133.1	(4.4)	(3.0)%

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

The table below sets forth 2019, 2018 and 2017 production information for our Mexican IMMSA unit:

					Variance
					2019 - 2018
		2019	2018	2017	Volume	%
Average annual operating days(*)		352	353	352
Total material mined and milled	(kt)	3,911	3,277	2,871	634	19.3%
Zinc:
Average ore grade	(%)	2.24	2.51	2.76	(0.27)	(10.8)%
Average recovery	(%)	84.46	86.07	86.75	(1.61)	(1.9)%
Concentrate produced	(kt)	146.7	135.3	129.2	11.4	8.4%
Concentrate average grade	(%)	50.40	52.30	53.13	(1.90)	(3.6)%
Zinc in concentrate	(kt)	3.9	70.8	68.7	(66.9)	(94.5)%
Lead:
Average ore grade	(%)	0.78	0.91	0.95	(0.13)	(14.3)%
Average recovery	(%)	74.01	74.32	73.91	(0.31)	(0.4)%
Concentrate produced	(kt)	43.8	39.1	33.6	4.7	12.0%
Concentrate average grade	(%)	51.47	56.51	60.29	(5.04)	(8.9)%
Lead in concentrate	(kt)	22.6	22.1	20.2	0.5	2.3%
Copper:
Average ore grade	(%)	0.38	0.35	0.35	0.03	8.6
Average recovery	(%)	55.50	54.56	54.65	0.94	1.7%
Concentrate produced	(kt)	33.9	23.5	21.3	10.4	44.3%
Concentrate average grade	(%)	24.40	26.45	25.71	(2.05)	(7.8)%
Copper in concentrate	(kt)	8.3	6.2	5.5	2.1	33.9%
Silver:
Average ore grade	(ounces)	2.26	2.25	2.19	0.01	0.4%
Average recovery	(%)	78.53	76.59	75.72	1.94	2.5%
Concentrate average grade	(%)	30.9	28.5	25.8	2.4	8.4%
Silver in concentrates	((000) ounces)	6,942.5	5,649.5	4,759.9	1,293.0	22.9%

kt = thousand tons

(*)	Weighted average annual operating days based on total material mined and milled in the three active mines: Charcas, Santa Barbara, and Santa Eulalia.

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

Mine exploration in 2015 included 32,144 meters of surface drilling and 20,536 meters from underground stations, which increased our reserves by 3,089,797 tons. For 2016, it included 20,000 meters of surface drilling and 20,754 meters from underground stations, which increased our reserves by 1,778,728 tons. For 2017, it included 5,999 meters of surface drilling and 23,098 meters from underground stations, which increased our reserves by 2,004,577 tons. For 2018, 11,757 meters of diamond drilling and 20,285 meters from underground stations were drilled, which increased our reserves by 2,282,322 tons. For 2019, 20,105 meters of diamond drilling and 9,012 meters from underground stations were drilled, which increased our reserves by 2,502,204 tons. For 2020, 32,000 meters of diamond drilling are planned to identify additional reserves.

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

Mine exploration in 2015 included 5,977 meters of surface drilling and 16,609 meters from underground stations, which increased our reserves by 1,135,750 tons. For 2016, it included 14,300 meters from underground stations, which increased our reserves by 1,416,756 tons. For 2017, it included 2,571 meters of surface drilling and 11,838 meters from underground stations, which increased our reserves by 613,872 tons. For 2018, 10,769 meters from underground stations were drilled, which increased our reserves by 418,345 tons. For 2019, we achieved 11,070 meters of surface drilling and 208 meters from the underground stations, which increased our reserves by 2,160,062 tons. For 2020, 30,380 meters of diamond drilling are planned to identify additional reserves.

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

Mine exploration in 2015 included 3,014 meters from underground stations, which increased our reserves by 64,800 tons. For 2017, it included 936 meters from underground stations, which increased our reserves by 60,525 tons. For 2018, 1,930 meters from underground stations were drilled, which increased our reserves by 249,930 tons. For 2019, we achieved 2,207 meters of surface drilling and 10,214 meters from the underground stations, which increased our reserves by 409,733 tons. For 2020, 29,216 meters of diamond drilling are planned to identify additional reserves.

San Martin

The San Martin mining complex is located in the municipality of Sombrerete in the western part of the state of Zacatecas, Mexico. It was discovered in 1555 and mining operations in the 20th century began in 1949. The complex includes an underground mine and a flotation plant. The ore body contains lead, copper and zinc concentrates, with significant amounts of silver.

After eleven years of an illegal stoppage, we resumed control of the San Martin mine in August 2018. The San Martin facilities deteriorated during this period and we undertook a major renovation in order to restart operations during the second quarter of 2019, with a capital budget of $97.7 million.

Mine exploration in 2019 included 1,304 meters of surface drilling and 4,315 meters from underground stations, which increased our reserves by 374,683 tons.

Taxco

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

There was no mine exploration drilling at Taxco during the three years ended December 31, 2019 because of the strikes. Please see Note 13 “Commitments and Contingencies—Labor matters” to our consolidated financial statements.

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

The table below sets forth 2019, 2018 and 2017 production information for our San Luis Potosi zinc refinery:

					Variance
					2019 - 2018
		2019	2018	2017	Volume	%
Total zinc concentrate treated	(kt)	209.3	204.0	202.3	5.3	2.6%
Refined zinc produced	(kt)	104.9	107.5	104.4	(2.6)	(2.4)%
Sulfuric acid produced	(kt)	187.2	184.2	180.6	3.0	1.6%
Refined silver produced	(kt)	16.1	16.8	14.5	(0.7)	(4.2)%
Refined gold produced	(k)	19.2	23.8	17.8	(4.6)	(19.3)%
Refined cadmium produced	(kt)	0.6	0.6	0.6	—	—%
Average refinery recovery	(%)	93.4	94.4	94.3	(1.0)	(1.1)%

kt = thousand tons

Nueva Rosita Coal and Coke Complex

The Nueva Rosita coal and coke complex began operations in 1924 and is located in the state of Coahuila, Mexico, on the outskirts of the city of Nueva Rosita near the Texas border. It includes (a) an underground coal mine, which has been closed since 2006; (b) an open-pit mine with a yearly capacity of approximately 350,000 tons of coal; (c) a coal washing plant with a capacity of 900,000 tons per year that produces high quality clean coal; and d) a re-engineered and modernized 21 ovens coke facility capable of producing 100,000 tons of coke per year (metallurgical, nut and fine) of which, 95,000 tons are metallurgical coke. The complex also has a by-product plant to clean the coke gas oven in which tar, ammonium sulfate and light crude oil are recovered and two boilers, which produce 80,000 pounds of steam that is used in the by-products plant. In September 2017, a decision was made by the Company to close the coke plant and to initiate the cleaning and remediation process with a current budget of $14.0 million. At December 31, 2019, we expensed $5.4 million.

On February 19, 2020, the Company announced the decision to return the underground coal mine, (the Olivo concession), which had been closed since 2006, to the Mexican government in response to a request of the President of Mexico to resume efforts to locate the remains of miners lost in a 2006 mining accident. On February 20, 2020 the Company presented to the General Direction of Mines the offer of the return of the concession. It is expected that the authorities will respond to the offer in the next few months.

Carbon mine exploration

Although, an intensive exploration program of diamond drilling has identified two additional areas, Esperanza with a potential for more than 30 million tons of “in place” mineralized coal and Guayacan with a potential for 15 million tons of “in place” mineralized coal, that could be used for a future coal-fired power plant, in July 2019, the Company decided to suspend coal mining operations.

The table below sets forth 2019, 2018 and 2017 production information for our Nueva Rosita coal and coke complex:

					Variance 2019 - 2018
		2019	2018	2017	Volume	%
Coal mined—open‑pit	(kt)	52.7	108.6	132.7	(55.9)	(51.5)%
Average BTU content	BTU/Lb	10,022	10,022	10,022	—	—
Average percent sulfur	%	1.38	1.38	1.38	—	—
Clean coal produced	(kt)	25.2	42.8	66.4	(17.6)	(41.1)%
Coke tonnage produced	(kt)	—	—	45.4	—	—
Average realized price—Coal	($ per ton)	48.4	39.0	29.2	9.4	24.1%
Average realized price—Coke	($ per ton)	—	265.0	233.0	(265.0)	(100.0)%

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

Pursuant to SEC guidance, the reserves information in this report are calculated using average metals prices over the most recent three years unless otherwise stated. We refer to these three-year average metals prices as “current prices.” Our current prices for copper are calculated using prices quoted by COMEX, and our current prices for molybdenum are calculated according to Platt’s Metals Week. Unless otherwise stated, reserves estimates in this report use $2.82 per pound for copper and $10.50 per pound for molybdenum, both current prices as of December 31, 2019. The current prices for copper and molybdenum were $2.64 and $8.88 as of December 31, 2018 and $2.50 and $7.07 as of December 31, 2017, respectively.

For internal ore reserve estimation, our management uses long-term metal price assumptions for copper and molybdenum, which are intended to approximate average prices over the long term. At December 31, 2019 and 2018, we considered $2.90 per pound of copper and $7.50 per pound of molybdenum.

The average metal prices over the last 10 and 15 years periods and the continued positive outlook for these metals have led us to use these prices. For other forecast and planning purposes, particularly related to merger and acquisition activities, our management considers other price scenarios. These changes, however, do not affect the preparation of our financial statements.

For the years 2019, 2018 and 2017, we have used reserve estimates based on current average prices as of the most recent three years then ended to determine amortization of mine development and intangible assets.

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

The persons responsible for ore reserve calculations are as follows:

Peruvian open-pit:

Cuajone mine - Edgar A. Peña Valenzuela, Mine Engineering Superintendent

Toquepala mine - Wilbert Perez, Mine Engineering Superintendent

Tia Maria project:

Jaime Arana Murriel, Investment Projects Leaching Manager

Mexican open-pit:

La Caridad Mine - Christian Torrecillas Garza, Mine Manager

Buenavista mine - Jesus Molinares, Engineering and Mine Planning Superintendent

IMMSA unit:

Santa Barbara - Raul Guerrero Valdez, Manager

Charcas - Juan J. Aguilar, Planning and Control Superintendent

Santa Eulalia - Jose G. Rovelo Saenz, Manager

Taxco - Jose M. Espinosa, Manager

San Martin - Jorge C. Perez Perez, Planning Manager

El Arco project:

Michelle P. Cerecer A., Planning Engineer (with support of Hexagon Mining Inc.)

El Pilar project:

Michelle P. Cerecer A., Planning Engineer (with support of Hexagon Mining Inc.)

Pilares project:

Michelle P. Cerecer A., Planning Engineer (with support of Hexagon Mining Inc.)

For more information regarding our reserve estimates, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Ore Reserves.”

Ore Reserves Estimated at Current Prices:

The table below details our estimated proven and probable copper and molybdenum reserves at December 31, 2019 based on the last three year average market prices following SEC guidance:

	PERUVIAN OPEN‑PIT		MEXICAN OPEN‑PIT
	UNIT		UNIT		TOTAL	MEXICAN	DEVELOPMENT
	Cuajone	Toquepala	Buenavista	La Caridad	OPEN‑PIT	IMMSA	PROJECTS
	Mine(1)	Mine(1)	Mine(1)	Mine(1)	MINES	UNIT(2)	Tia Maria	El Arco	El Pilar	Pilares
Mineral Reserves
Metal prices:
Copper ($/lb.)	2.818	2.818	2.818	2.818	2.818	2.818	2.818	2.818	2.818	2.818
Molybdenum ($/lb.)	10.500	10.500	10.500	10.500	10.500	—	—	10.500	—	—
Cut‑off grade	0.214%	0.216%	0.162%	0.111%	0.168%	—	0.102%	0.193%	0.15%	0.143%
Proven
Sulfide ore reserves (kt)	962,516	1,971,390	2,836,422	2,173,970	7,944,298	17,730	—	1,382,888	—	12,982
Average grade:
Copper	0.570%	0.528%	0.449%	0.236%	0.425%	0.460%	—	0.440%	—	0.771%
Molybdenum	0.020%	0.031%	0.008%	0.031%	0.021%	—	—	0.007%	—	—
Lead	—	—	—	—	—	1.220%	—	—	—	—
Zinc	—	—	—	—	—	2.630%	—	—	—	—
Leachable material (kt)	410	470,518	1,785,003	488,180	2,744,111	—	216,215	187,617	287,928	248
Leachable material grade	0.675%	0.201%	0.160%	0.191%	0.173%	—	0.326%	0.332%	0.296%	0.241%
Probable
Sulfide ore reserves (kt)	728,384	229,088	1,385,595	1,118,226	3,461,293	29,125	—	1,008,719	—	30,784
Average grade:
Copper	0.402%	0.329%	0.397%	0.214%	0.334%	0.570%	—	0.399%	—	0.692%
Molybdenum	0.016%	0.011%	0.009%	0.030%	0.017%	—	—	0.007%	—	—
Lead	—	—	—	—	—	0.930%	—	—	—	—
Zinc	—	—	—	—	—	2.760%	—	—	—	—
Leachable material (kt)	852	992,087	706,230	172,241	1,871,410	—	525,485	65,283	11,213	927
Leachable material grade	0.879%	0.134%	0.14%	0.182%	0.141%	—	0.364%	0.161%	0.279%	0.252%
Total
Sulfide ore reserves (kt)	1,690,900	2,200,478	4,222,017	3,292,196	11,405,591	46,855	—	2,391,607	—	43,766
Average grade:
Copper	0.497%	0.507%	0.432%	0.228%	0.397%	0.528%	—	0.422%	—	0.715%
Molybdenum	0.018%	0.029%	0.008%	0.030%	0.020%	—	—	0.007%	—	—
Lead	—	—	—	—	—	1.04%	—	—	—	—
Zinc	—	—	—	—	—	2.711%	—	—	—	—
Leachable material (kt)	1,262	1,462,604	2,491,233	660,421	4,615,520	—	741,700	252,900	299,141	1,175
Leachable material grade	0.813%	0.156%	0.154%	0.189%	0.160%	—	0.353%	0.288%	0.295%	0.25%
Waste (kt)	4,563,195	7,573,933	5,686,371	2,663,508	20,487,007	—	665,063	2,127,820	563,460	158,135
Total material (kt)	6,255,357	11,237,015	12,399,621	6,616,125	36,508,118	46,855	1,406,763	4,772,327	862,601	203,076
Stripping ratio ((W+L)/O)	2.70	4.11	1.94	1.01	2.20	—	—	1.00	—	3.64
Stripping ratio (W/(L+O))	2.70	2.07	0.85	0.67	1.28	—	0.90	0.80	1.88	3.52
Leachable material
Reserves in stock (kt)	19,129	1,647,534	1,817,333	894,768	4,378,764	—	—	—	—	—
Average copper grade	0.486%	0.154%	0.160%	0.242%	0.176%	—	—	—	—	—
In pit reserves:
Proven (kt)	410	470,518	1,785,003	488,180	2,744,111	—	216,215	187,617	287,928	248
Average copper grade	0.675%	0.201%	0.160%	0.191%	0.173%	—	216,215%	0.332%	0.296%	0.241%
Probable (kt)	852	992,087	706,230	172,241	1,871,410	—	525,485	65,283	11,213	927
Average copper grade	0.879%	0.134%	0.140%	0.182%	0.141%	—	0.364%	0.161%	0.279%	0.252%
Total leachable reserves (kt)	20,391	3,110,138	4,308,566	1,555,189	8,994,284	—	741,700	252,900	299,141	1,175
Average copper grade	0.506%	0.155%	0.157%	0.219%	0.168%	—	0.353%	0.288%	0.295%	0.250%
Copper contained in ore reserves in pit(kt)(3)	8,414	13,438	22,076	8,754	52,682	247	2,618	10,821	882	316

kt = Thousand tons

W= Waste, L= Leachable material; O= Ore.

(1)	The Cuajone, Toquepala, Buenavista and La Caridad concentrator recoveries calculated for these reserves were 84.4%, 87.5%, 82.6%, and 81.1%, respectively, obtained by using recovery formulas according to the different milling capacity and geo-metallurgical zones.
(2)	The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	466.3	803.9	1,270.2
Lead	216.3	270.9	487.2

(3)	Copper contained in ore reserves for open-pit mines is (i) the product of sulfide ore reserves and the average copper grade proven plus (ii) the product of sulfide ore reserves and the average copper grade probable plus (iii) the product of in-pit leachable reserves and the average copper grade. Copper contained in ore reserves for underground mines is the product of sulfide ore reserves and the average copper grade.

Metal Price Sensitivity:

In preparing the sensitivity analysis, we recalculated our reserves based on the assumption that current average metal prices were 20% higher and 20% lower, respectively, than the actual current average prices for year-end 2019. Reserve results of this sensitivity analysis are not proportional to the increase or decrease in metal price assumptions.

	INCREASE—20%			DECREASE—20%
	Open‑Pit		Development	Open‑Pit		Development
	Mines	IMMSA	Projects	Mines	IMMSA	Projects
Mineral Reserves
Metal prices:
Copper ($/lb.)	3.381	3.381	3.381	2.254	2.254	2.254
Molybdenum ($/lb.)	12.599	—	12.599	8.400	—	8.400
Cut‑off grade	0.142%	—	0.155%	0.210%	—	0.254%
Proven
Sulfide ore reserves (kt)	8,813,583	18,473	1,431,577	6,308,381	14,799	1,330,101
Average grade:
Copper	0.410%	0.450%	0.434%	0.463%	0.480%	0.457%
Molybdenum	0.020%	—	0.007%	0.022%	—	0.008%
Lead	—	1.190%	—	—	1.340%	—
Zinc	—	2.560%	—	—	2.860%	—
Leachable material (kt)	2,343,575	—	719,482	3,226,094	—	635,289
Leachable material grade	0.153%	—	0.311%	0.196%	—	0.323%
Probable
Sulfide ore reserves (kt)	4,113,052	30,643	1,117,363	2,456,401	24,984	892,403
Average grade:
Copper	0.318%	0.550%	0.392%	0.381%	0.600%	0.434%
Molybdenum	0.016%	—	0.007%	0.018%	—	0.007%
Lead	—	0.910%	—	—	0.980% %	—
Zinc	—	2.700%	—	—	2.930% %	—
Leachable material (kt)	1,807,496	—	623,202	1,755,017	—	567,935
Leachable material grade	0.126%	—	0.333%	0.159%	—	0.351%
Total
Sulfide ore reserves (kt)	12,926,635	49,116	2,548,940	8,764,782	39,783	2,222,504
Average grade:
Copper	0.381%	0.512%	0.416%	0.440%	0.555%	0.448%
Molybdenum	0.019%	—	0.007%	0.021%	—	0.007%
Lead	—	1.015%	—	—	1.114%	—
Zinc	—	2.647%	—	—	2.904%	—
Leachable material (kt)	4,151,071	—	1,342,684	4,981,111	—	1,203,224
Leachable material grade	0.141%	—	0.322%	0.183%	—	0.336%
Waste (kt)	23,350,386	—	3,880,329	17,261,451	—	2,974,573
Total material (kt)	40,428,092	49,116	7,771,953	31,007,344	39,783	6,400,301
Stripping ratio ((W+L)/O)	2.13	—	2.05	2.54	—	1.88
Stripping ratio (W/(L+O))	1.37	—	1.00	1.26	—	0.87
Leachable material
Reserves in stock (kt)	4,378,764	—	—	4,378,764	—	—
Average copper grade	0.176%	—	—	0.176%	—	—
In pit reserves:
Proven (kt)	2,343,575	—	719,482	3,226,094	—	635,289
Average copper grade	0.153%	—	0.311%	0.196%	—	0.323%
Probable (kt)	1,807,496	—	623,202	1,755,017	—	567,935
Average copper grade	0.126%	—	0.333%	0.159%	—	0.351%
Total leachable reserves (kt)	8,529,835	—	1,342,684	9,359,875	—	1,203,224
Average copper grade	0.159%	—	0.322%	0.18%	—	0.336%
Copper contained in ore reserves in pit(kt)(1)	55,108	251	14,933	47,659	221	13,989
(1)	Copper contained in ore reserves for open-pit mines is (i) the product of sulfide ore reserves and the average copper grade proven plus (ii) the product of sulfide ore reserves and the average copper grade probable plus (iii) the product of in-pit leachable reserves and the average copper grade. Copper contained in ore reserves for underground mines is the product of sulfide ore reserves and the average copper grade.

Internal Ore Reserves Estimates:

The table below details our proven and probable copper and molybdenum reserves as of December 31, 2019, estimated based on long-term price assumptions of $2.90 for copper and $7.50 for molybdenum. As discussed on page 52 the presentation of these internal ore reserve estimates are not compliant with SEC requirements, as the long-term price assumptions differ from the current prices used pursuant to SEC guidance. These internal ore reserve estimates do not affect the preparation of our financial statements.

	PERUVIAN OPEN‑PIT		MEXICAN OPEN‑PIT
	UNIT		UNIT		TOTAL	MEXICAN	DEVELOPMENT
	Cuajone	Toquepala	Buenavista	La Caridad	OPEN‑PIT	IMMSA	PROJECTS
	Mine	Mine	Mine	Mine	MINES	UNIT(1)	Tia Maria	El Arco	El Pilar	Pilares
Mineral Reserves
Metal prices:
Copper ($/lb.)	2.900	2.900	2.900	2.900	2.900	2.900	2.900	2.900	2.900	2.900
Molybdenum ($/lb.)	7.500	7.500	7.500	7.500	7.500	—	—	7.500	—	—
Cut‑off grade	0.206%	0.225%	0.153%	0.109%	0.164%	—	0.102%	0.198%	0.15%	0.149%
Proven
Sulfide ore reserves(kt)	966,129	1,881,063	3,008,074	2,203,193	8,058,459	17,217	—	1,368,279	—	12,982
Average grade:
Copper	0.569%	0.538%	0.437%	0.235%	0.421%	0.470%	—	0.443%	—	0.771%
Molybdenum	0.020%	0.032%	0.007%	0.031%	0.021%	—	—	0.007%	—	—
Lead	—	—	—	—	—	1.250%	—	—	—	—
Zinc	—	—	—	—	—	2.650%	—	—	—	—
Leachable material (kt)	506	529,652	1,607,581	488,842	2,626,581	—	217,124	187,617	287,928	248
Leachable material grade	0.603%	0.213%	0.152%	0.191%	0.172%	—	0.325%	0.332%	0.296%	0.241%
Probable
Sulfide ore reserves(kt)	744,218	188,499	1,455,248	1,152,421	3,540,386	28,379	—	991,261	—	30,784
Average grade:
Copper	0.398%	0.343%	0.388%	0.215%	0.331%	0.59%	—	0.404%	—	0.692%
Molybdenum	0.016%	0.012%	0.009%	0.030%	0.017%	—	—	0.007%	—	—
Lead	—	—	—	—	—	0.96%	—	—	—	—
Zinc	—	—	—	—	—	2.77%	—	—	—	—
Leachable material (kt)	1,024	877,194	647,073	175,172	1,700,463	—	528,940	65,283	11,213	927
Leachable material grade	0.767%	0.153%	0.135%	0.181%	0.149%	—	0.363%	0.161%	0.279%	0.252%
Total
Sulfide ore reserves(kt)	1,710,347	2,069,562	4,463,322	3,355,614	11,598,845	45,596	—	2,359,540	—	43,766
Average grade:
Copper	0.494%	0.521%	0.421%	0.228%	0.394%	0.545%	—	0.426%	—	0.715%
Molybdenum	0.018%	0.030%	0.008%	0.030%	0.020%	—	—	0.007%	—	—
Lead	—	—	—	—	—	1.070%	—	—	—	—
Zinc	—	—	—	—	—	2.730%	—	—	—	—
Leachable material (kt)	1,530	1,406,846	2,254,654	664,014	4,327,044	—	746,064	252,900	299,141	1,175
Leachable material grade	0.713%	0.176%	0.147%	0.188%	0.163%	—	0.352%	0.288%	0.295%	0.250%
Waste (kt)	4,543,480	7,520,966	5,888,231	2,763,369	20,716,046	—	672,277	2,159,886	563,460	158,135
Total material (kt)	6,255,357	10,997,374	12,606,207	6,782,997	36,641,935	45,596	1,418,341	4,772,326	862,601	203,076
Stripping ratio ((W+L)/O)	2.66	4.31	1.82	1.02	2.16	—	—	1.02	—	3.64
Stripping ratio (W/(L+O))	2.65	2.16	0.88	0.69	1.30	—	0.90	0.83	1.88	3.52
Leachable material
Reserves in stock (kt)	19,129	1,647,534	1,817,333	894,768	4,378,764	—	—	—	—	—
Average copper grade	0.486%	0.154%	0.160%	0.242%	0.176%	—	—	—	—	—
In‑pit reserves:
Proven (kt)	506	529,652	1,607,581	488,842	2,626,581	—	217,124	187,617	287,928	248
Average copper grade	0.603%	0.213%	0.152%	0.191%	0.172%	—	0.325%	0.332%	0.296%	0.241%
Probable(kt)	1,024	877,194	647,073	175,172	1,700,463	—	528,940	65,283	11,213	927
Average copper grade	0.767%	0.153%	0.135%	0.181%	0.149%	—	0.363%	0.161%	0.279%	0.252%
Total leachable reserves	20,659	3,054,380	4,071,987	1,558,782	8,705,808	—	746,064	252,900	299,141	1,175
Average copper grade	0.503%	0.164%	0.153%	0.219%	0.169%	—	0.352%	0.288%	0.295%	0.250%
Copper contained in ore reserves (kt)(2)	8,460	13,258	22,105	8,899	52,722	248	2,626	10,780	882	316

(kt) = Thousand tons

W= Waste, L= Leachable material; O= Ore.

(1)	The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	456.3	786.2	1,242.5
Lead	215.2	272.4	487.6

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

The following stages are identified at the Cuajone, Toquepala, Buenavista and La Caridad mines:

1.The mine geologists gather the necessary monthly statistical data from our information system (“SRP”), which provides ore tons milled and ore grades in the concentrator.
2.Mined areas are topographically determined and related boundaries are built.
3.Using the “interactive planner” option in our mining software (MineSight), ore tons and grades are calculated inside mined areas over the block model. At this point the current cut-off grade is considered.
4.In the final stage, accumulated tons mined, weighted average grade for ore material and leach is compared to data coming from our SRP system.

Tonnage and grade reconciliation for 2019 are as follows:

	Long Range Model		Mill		Variance
	Tons		Tons		Tons
Mine	(thousands)	% Copper	(thousands)	% Copper	(thousands)	% Copper
Cuajone	29,141	0.628	29,017	0.644	124	(0.016)
Toquepala	40,239	0.642	38,248	0.682	1,991	(0.040)
Buenavista	69,903	0.558	70,323	0.554	(420)	0.004
La Caridad	33,860	0.350	34,401	0.356	(541)	(0.006)

If the estimation error appears greater than 3%, a detailed evaluation is done to review the differences, which normally could result in more in-fill drilling, in order to better understand the geological characteristics (grade, rock type, mineralization and alteration) and the spacing of drill holes which are considered in the ore body zone.

AVERAGE DRILL-HOLE SPACING

The following is the average drill-hole spacing for proven and probable sulfide reserves as of December 31, 2019:

	Proven	Probable
	(average spacing
	in meters)
Cuajone	74.06	113.14
Toquepala	75.31	111.29
Buenavista	53.28	105.73
La Caridad	46.52	104.71

EXPLORATION ACTIVITIES

We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico, Argentina, Ecuador and Chile. We also conduct exploration in the areas of our current mining operations. We invested $30.0 million in exploration programs in 2019, $29.6 million in 2018 and $28.8 million in 2017 and we expect to spend approximately $43.7 million in exploration programs in 2020.

Currently, we have direct control of 71,152 hectares and 147,974 hectares of exploration concessions in Peru and in Mexico, respectively. We also currently hold 49,877 hectares, 52,403 hectares and 7,299 hectares of exploration concessions in Argentina, Chile and Ecuador, respectively.

Peru

Los Chancas. This property, located in the department of Apurimac in southern Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton and 181 million tons of mineralized leachable material with a total copper content of 0.357%. In 2018 and 2019, we developed social and environmental improvements for the local communities. For 2020, we plan to continue with these activities and to conclude the environmental impact assessment of the project.

Michiquillay. This property, located in the district of La Encañada, in the province and department of Cajamarca in northern Peru, is a copper porphyry deposit. In February 2018, we won the public bidding process for the project, and in June 2018 we signed the acquisition contract with the Peruvian government. In 2019, we developed social and environmental programs for the local communities and began a semi-detailed environmental impact assessment. This will allow us to begin a 40,000-meter diamond drilling program in 2020, to verify and update the estimated mineralized materials of the project.

Other Peruvian Prospects. During 2019, we conducted a 13,000-meter diamond drilling program in the southern coast of Peru, during which we explored various geochemical and geophysical anomalies. The results obtained indicate a copper-iron system with disseminated mineralization of iron and low copper contents.

For 2020, we plan to conduct a diamond drilling program of 15,000 meters at various prospects, which have evidence of copper porphyry deposits, located mainly in the southern coast of Peru. Additionally, we will continue with several prospection programs at other Peruvian metallogenic zones.

Mexico

In addition to exploration and drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico. The following are some of the more significant exploration projects:

Buenavista-Zinc. The Buenavista-Zinc site is located in the state of Sonora, Mexico and is part of the northwest Buenavista ore body. It is a skarn deposit containing zinc, copper, silver and lead sulfide mineralization. The deposit contains approximately 102.6 million tons of mineralized material, containing 1.88% of zinc, 0.47% of copper and 17 grams of silver per ton. In 2016, we reviewed the geological model of the deposit and the lithological description of prior drill holes, which were analyzed using infrared spectrometry. The results were included in the reserves database. Currently, we have concluded the conceptual design of the flotation plant. Additionally, the mining plan and economic studies have been prepared by external companies. In 2020, we plan to continue to explore with a drilling program of 10,000 meters.

The Chalchihuites. This is a skarn type deposit located in the state of Zacatecas, close to the San Martin mining unit. Drilling programs conducted between 1980 and 2014 identified 12.6 million of mineralized material with an average silver content of 110 grams per ton, 2.66% of zinc, 0.37% of lead and 0.67% of copper. Current results indicate that mineralization consists of a complex mixture of oxides and sulfides of silver, lead and zinc that requires additional metallurgical research. In 2017, we started a new drilling program of 21,000 meters in order to continue the metallurgical research and testing. In 2018, this exploration program of 48 drill holes was completed. This program has been carried out in compliance with QA/QC protocol that includes testing of specific density of the different rocks and mineralized types and geochemistry sampling. In addition, 5,000 meters of core sample from the drilling program were analyzed with a hyperspectral scanner, and a study of 498 kilometers of hyperspectral imaging was conducted in order to recognize the geology of the entire Chalchihuites mineral district. In 2019, with the complete data from the diamond drilling program, we made a geological model of the Cronos deposit using the Leapfrog software. Currently, the sample design for a metallurgical test is in progress. We expect to conduct this test in 2020.

Bella Union (La Caridad). This prospect is a mineralized copper and molybdenum breccia deposit; the site is located at less than one kilometer from the border of La Caridad pit. In 2016 and 2017, we conducted a 28,217 meter drilling program to define the geometry of the deposit. The results identified 36.2 million tons of mineralized material with an average of 0.44% copper content and 0.05% of molybdenum. In May 2018, the drilling in this project was completed, totaling 46,400 meters distributed in 113 drill holes. The test results were received in June 2018. Currently, exploration at Bella Union has been completed and the planning department is working on the integration of its reserves in the La Caridad mining plan.

Campo Medio (Santa Eulalia). This prospect is located close to the west border of the Santa Eulalia mine. Preliminary geological surveying in the zone indicates the possible presence of replacement ore bodies in limestone, similar to ore bodies currently being mined at Santa Eulalia. During 2016, we completed a geochemical and geological survey of 800 hectares between the two currently operating mines and from which we obtained in the past more than 25 million metric tons of ore. The results obtained indicate the presence of potential mineralization in five different zones. In 2017, 1,000 geochemical samples were taken to define in more detail the five zones highlighted by the geological survey. In 2018, the surveying of 800 hectares using an electrical geophysical method was completed. With the results obtained from this study, a drilling program of 10,000 meters was conducted in 2019 to test the geophysical anomalies. Nine targets were investigated, and we obtained positive results from the Bustillos target. Results indicate that its mineralization consists of sulfides with 2.85 meters of width, 219 grams of silver, 6.60% of lead and 7.55% of zinc. More exploration efforts are needed in its periphery. In 2020, we plan to conduct a drilling program of 20,000 meters, distributed in Campo Medio and in the level 8 of Mina San Antonio and Rampa Buena Tierra.

Chile

El Salado (Montonero). A copper-gold prospect located in the Atacama region, northern Chile is being explored for copper and molybdenum porphyry since 2014. In 2016, we conducted a diamond drilling program of 12,169 meters in order to define mineral classification. In 2017, we drilled a total of 9,939 meters and finished the conceptual study, which is currently under evaluation.

Other Chilean Prospects. In 2019, we concluded exploration work at the Baquedano prospect, located in the Antofagasta region. We drilled 3,615 meters and the results were not satisfactory. In addition, we drilled 2,613 meters in the Alta Tension prospect, and did not obtain positive mineralization results. We also drilled 2,003 meters in the Transito prospect, and obtained evidence of anomalous copper mineralization of up to 0.3%, which did not meet our objectives. For 2020, we plan to conduct a diamond drilling program of 12,000 meters at three prospects located in the copper-gold strip of the Antofagasta region in the north of Chile.

Ecuador

Chaucha. The Ruta del Cobre (“Copper Road”) project is located west of Cuenca city and south of Guayaquil. The mineralization is characteristic of a copper-molybdenum porphyry system which is being explored since 2014. Through 2019, the exploration phase has concluded with a total of 79,900 meters drilled. In October 2019, we began the infill drilling program, which aims to reclassify the existing mineralized materials of the project. For 2020, we plan to continue with the development of social and environmental activities and conduct an infill drilling program of 55,000 meters in order to begin the feasibility study of the Copper Road project in the last quarter of 2020.

Argentina

In 2011, we started exploration activities in Argentina. In 2015, we performed geological exploration in the Salta, Rio Negro and Neuquen provinces where we expected to locate copper porphyry with precious metals epithermal systems. In 2017, we performed prospection and geological evaluation work in the provinces of San Juan and Rio Negro. In 2019, we conducted a diamond drilling program of 2,530 meters in order to continue with the exploration of the silver-gold epithermal systems, denominated the Caldera project, located in the Rio Negro province. For 2020, we expect to conduct geological mapping work in order to develop a diamond drilling program for these areas.

In addition, in 2019 we conducted a diamond drilling program of 4,944 meters at the “Canadon del Moro” project, also located in the Rio Negro province, and obtained results of mineralized material with an estimated 9.46 ounces of silver per metric ton. For 2020, we plan to drill an additional 2,000 meters in order to continue exploring the deposit.

We also plan to conduct exploration programs at the Esperanza and La Hoyada prospects, located in the Rio Negro and Catamarca provinces, respectively. In 2020, we plan to drill 1,500 meters at Esperanza and 5,000 meters at La Hoyada prospects.

ITEM 3. LEGAL PROCEEDINGS

Reference is made to the information under the caption “Litigation Matters” in the consolidated financial statement Note 13 “Commitments and contingencies.”

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SCC COMMON STOCK:

SCC’s common stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange (“BVL”). SCC’s common stock symbol is SCCO on both the NYSE and the BVL. At December 31, 2019, there were 935 holders of record of our common stock.

DIVIDEND AND STOCK MARKET PRICES:

The table below sets forth the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE and the BVL for the periods indicated.

	For the year 2019
	Dividend	NYSE:		BVL:
Quarters	per Share	High	Low	High	Low
1st	$0.40	$39.68	$29.21	$39.77	$29.20
2nd	$0.40	$41.84	$33.27	$41.85	$33.14
3rd	$0.40	$38.49	$29.53	$38.10	$29.75
4th	$0.40	$43.19	$32.35	$43.00	$32.50
Year	$1.60	$43.19	$29.21	$43.00	$29.20

	For the year 2018
	Dividend	NYSE:		BVL:
Quarters	per Share	High	Low	High	Low
1st	$0.30	$55.85	$45.47	$55.10	$45.63
2nd	$0.30	$57.34	$45.90	$57.37	$45.85
3rd	$0.40	$49.36	$39.80	$49.55	$39.70
4th	$0.40	$43.75	$29.78	$43.76	$29.50
Year	$1.40	$57.34	$29.78	$57.37	$29.50

For a description of limitations on our ability to make dividend distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources” and Note 11 “Financing” to our consolidated financial statements.

DIRECTORS’ STOCK AWARD PLAN

The following table sets forth certain information related to our shares held as treasury stock for the Directors’ stock award plan at December 31, 2019:

Equity Compensation Plan Information

	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available
Plan Category	outstanding options	outstanding options	for future issuance
Directors’ stock award plan	N/A	N/A	222,800

For additional information see Note 14—“Stockholders Equity—Directors’ Stock Award Plan.”

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

Period
				Total	Maximum
				Number of	Number of
				Shares	Shares that
		Total		Purchased	May Yet Be
		Number of	Average	as Part of	Purchased
		Shares	Price Paid	Publicly	Under the	Total Cost
From	To	Purchased	per Share	Announced Plan	Plan @ $42.48(1)	($ in millions)
2008	2012	46,914,486	$18.72	46,914,486		878.1
2013:		10,245,000	27.47	57,159,486		281.4
2014:		22,711,428	30.06	79,870,914		682.8
2015:		36,689,052	27.38	116,559,966		1,004.4
2016:		2,937,801	24.42	119,497,767		71.7
Total purchased		119,497,767	$24.42		1,921,689	$2,918.4
(1)	NYSE closing price of SCC common shares at December 31, 2019.

There has not been any activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price of SCC common shares at December 31, 2019 was $42.48 and the maximum number of shares that the Company could purchase at that price is 1.9 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of December 31, 2019 and 2018.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph comparing the yearly change in the cumulative total returns on the Company’s common stock against cumulative total return on the S&P 500 Stock Index and the S&P Metals and Mining Select Industry Index, for the five year period ending December 31, 2019. The chart below analyzes the total return on SCC’s common stock for the period commencing December 31, 2014 and ending December 31, 2019, compared to the total return of the S&P 500 and the S&P Metals and Mining Select Industry Index for the same five-year period.

Comparison of Five Year Cumulative Total Return *

SCC Stock, S&P 500 Index and S&P Metals and Mining Select Industry Index **

200.0
180.0
160.0
140.0
120.0
100.0
80.0
60.0
40.0
20.0
0.0
2014
2015
2016
2017
2018
2019
100.0
99.3
93.7
48.5
115.4
108.7
98.1
174.0
129.9
117.1
121.8
116.6
85.5
168.5
156.9
96.6
SCC
S&P 500
S&P M + MS Ind

*	Total return assumes reinvestment of dividends
**	The comparison assumes $100 invested on December 31, 2014

	Total Return per Year
	2015	2016	2017	2018	2019
SCC	(6.3)%	23.1%	50.8%	(33.0)%	44.6%
S&P 500	(0.7)%	9.5%	19.4%	(6.2)%	28.9%
S&P M + MS	(51.5)%	102.4%	19.4%	(27.0)%	13.0%

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

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA

The selected historical financial data presented below as of and for the five years ended December 31, 2019, includes certain information that has been derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. The financial data is presented in millions, except per share and capital stock amounts and financial ratios.

	Year Ended December 31,
Statement of Earnings Data	2019	2018	2017	2016	2015
Net sales(1)	$7,285.6	$7,096.7	$6,654.5	$5,379.8	$5,045.9
Operating income	2,753.0	2,881.2	2,618.9	1,564.2	1,414.4
Net income	1,491.9	1,548.2	732.4	778.8	741.1
Net income attributable to:
Non-controlling interest	6.1	5.2	3.9	2.3	4.7
Southern Copper Corporation	$1,485.8	$1,543.0	$728.5	$776.5	$736.4
Per share amounts:
Earnings basic and diluted	$1.92	$2.00	$0.94	$1.00	$0.93
Dividends paid	$1.60	$1.40	$0.59	$0.18	$0.34

	As of December 31,
Balance Sheet Data	2019	2018	2017	2016	2015
Cash and cash equivalents	$1,925.1	$844.6	$1,004.8	$546.0	$274.5
Total assets(2)	16,407.4	14,267.8	13,780.1	13,234.3	12,593.2
Total long-term debt, including current portion(2)	6,541.0	5,960.1	5,957.1	5,954.2	5,951.5
Total liabilities(2)	9,549.2	7,655.0	7,630.7	7,363.4	7,294.0
Total equity	$6,858.2	$6,612.8	$6,149.4	$5,870.9	$5,299.2

	Year Ended December 31,
Statement of Cash Flows Data	2019	2018	2017	2016	2015
Net income	$1,491.9	$1,548.2	$732.4	$778.8	$741.1
Depreciation, amortization and depletion	764.4	674.3	671.1	647.1	510.7
Cash provided by operating activities	1,911.9	2,235.1	1,976.6	923.1	879.8
Capital investments(3)	(707.5)	(1,121.4)	(1,023.5)	(1,118.5)	(1,149.6)
Debt repaid	—	—	—	—	(266.0)
Debt incurred	987.3	—	—	—	2,045.8
Dividends paid to common stockholders	(1,236.9)	(1,082.3)	(456.1)	(139.3)	(271.2)
SCC common shares buyback	—	—	—	(71.7)	(1,004.4)
Increase (decrease) in cash and cash equivalents	$1,080.5	$(160.2)	$458.8	$271.5	$(89.5)

	Year Ended December 31,
Capital Stock	2019	2018	2017	2016	2015
Common shares outstanding—basic and diluted (in thousands)	773,059	773,044	773,028	773,016	775,942
NYSE Price—high	$43.19	$57.34	$47.63	$34.98	$33.14
NYSE Price—low	$23.21	$29.78	$32.38	$22.29	$24.40
Book value per share	8.82	8.50	7.90	7.54	6.78
P/E ratio(4)	22.10	15.42	50.35	31.82	28.19

	Year Ended December 31,
Financial Ratios	2019	2018	2017	2016	2015
Gross margin(5)	40.0%	42.5%	41.0%	31.6%	31.9%
Operating income margin(6)	37.8%	40.6%	39.4%	29.1%	28.0%
Net margin(7)	20.4%	21.7%	10.9%	14.4%	14.6%
Current assets to current liabilities	2.83	2.61	2.71	2.57	2.70
Net debt/Net capitalization(8)	41.8%	42.6%	44.4%	47.7%	48.9%
Total debt/Total capitalization(9)	50.3%	47.4%	49.2%	50.4%	52.9%
(1)	Please see copper and metal prices for the last 10 years on Item 1 “Business—Metal Prices” and sales volumes for the last three years on Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations—Segments Results Analysis.”

(2)	In the second quarter of 2015, the Company adopted ASU 2015-03 whereby debt issuance costs are presented net of the related debt. This adoption was applied on a retrospective basis. In January 2019, the Company adopted ASC 842, recognizing right-of-use assets and the corresponding operating lease liabilities on the consolidated balance sheet. The Company elected the transition approach.

(3)	Please see Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations—Capital Investment Programs.”

(4)	Represents closing Price divided by Earnings per share.

(5)	Represents net sales less cost of sales (including depreciation, amortization and depletion), divided by net sales, as a percentage.

(6)	Represents operating income divided by net sales, as a percentage.

(7)	Represents net income divided by net sales, as a percentage.

(8)	Net debt, which is a Non-GAAP measure, is defined as total debt minus cash, cash equivalents and short-term investments balance. Please see Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations—Financing Section”. During 2015, management decided to include short-term investments as a reduction to debt to arrive at net debt given that the Company can liquidate these investments at any time as needed. This change was applied on a retrospective basis for all years presented herein.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to and should be read together with our Audited Consolidated Financial Statements as of and for each of the years in the three-year period ended December 31, 2019. Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for Southern Copper Corporation and its subsidiaries (collectively, “SCC,” “Southern Copper,” “the Company,” “our,” and “we”) on a consolidated basis for all periods. Our financial results may not be indicative of our future results.

This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in the forward-looking statements as a result of a number of factors. See Item 1 “Business—Cautionary Statement.”

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

Net sales in 2019 were $7.3 billion, the highest amount in Southern Copper history.

In 2019, we invested $707.5 million in capital programs, along with $30.0 million in our exploration efforts. We believe this commitment to growth will continue to benefit our Company, our investors, our neighboring communities, and the countries in which we operate.

We believe we hold the world’s largest copper reserve position. At December 31, 2019, our copper ore reserves, calculated at a copper price of $2.90 per pound, totaled 67.6 million tons of contained copper, at the following locations:

Copper contained in ore reserves	Thousand tons
Mexican open‑pit	31,004
Peruvian operations	21,718
IMMSA	248
Development projects	14,604
Total	67,574

Outlook: Various key factors affect our outcome. These include, but are not limited to, the following:

●	Changes in copper, molybdenum, silver and zinc prices: In 2019, the average LME and COMEX per pound copper prices were $2.72, approximately 8.1% and 7.2% lower than 2018, respectively. In 2019, per pound LME spot copper prices ranged from $2.51 to $2.98. The average silver price increased by 3.3% in 2019 compared to 2018. Average molybdenum and zinc prices decreased in 2019 by 5.0% and 12.8%, respectively, compared to 2018.

●	Sales structure: In the last three years, approximately 81.0% of our revenues came from the sale of copper, 6.7% from molybdenum, 4.4% from zinc, 4.3% from silver and 3.6% from various other products, including gold, sulfuric acid and other materials.

●	Copper: During the last quarter of 2019, the LME copper price decreased, from an average of $2.80 per pound in the fourth quarter of 2018 to $2.67(-4.6%). As of today, we are seeing prices in the range of $2.55-$2.60 per pound as a reflection of the worldwide concern regarding the effect of COVID-19 disease, also known as Coronavirus. The world is now starting to feel the financial and economic impacts from the outbreak but at this point, it is difficult to assess the full effect of this event on copper demand. However, we hope that the outbreak, if timely contained, would have a milder impact on the global economy ending in a V shape recovery for copper demand.

For supply, we maintain our view of it growing at 2.0% to 2.5% for this year, contingent of not being affected significantly by the disease. Consequently, we expect a mild copper market surplus for this year.

●	Molybdenum: It represented approximately 7.6% of our sales in 2019. Molybdenum prices averaged $11.27 per pound in 2019, compared to $11.86 in 2018, a 4.9% decrease.

Molybdenum is mainly used for the production of special alloys of stainless steel that require significant hardness, corrosion and heat resistance. A new use for this metal is in lubricants and sulfur filtering of heavy oils and shale gas production.

●	Zinc: It has very good long term fundamentals due to its significant industrial consumption and the expected production. Zinc represented 3.8% of our sales in 2019.

●	Silver: We believe that silver prices will have support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty. Silver represented 4.5% of our sales in 2019.

●	Production: In the second quarter of 2019, we reached full production at the new Toquepala concentrator which produced 101,738 tons of copper in 2019. For 2020, we expect to produce 998,400 tons of copper, in line with the 993,822 tons we produced in 2019.

We also expect to produce 23.7 million ounces of silver, about 16% higher than the 2019 production of 20.3 million ounces mainly resulting from the important contribution of the San Martin and Santa Barbara operations of IMMSA. In 2020, we expect to produce 80,600 tons of zinc from our mines, up 9% from 2019 production of 73,922 tons, as result of the recovery of production at the San Martin mine. Additionally, we expect to produce 26,700 tons of molybdenum, in line with 2019 production of 26,885 tons.

●	Cost: Our operating costs and expenses for the three years ended December 31, 2019 have increased in total in each of the years. Our comparison of costs for the three year period is as follows:

				Variance
	2019	2018	2017	Value	%
Operating costs and expenses (in millions)	$4,532.6	$4,215.5	$4,035.6	$317.1	7.5%

Operating costs and expenses in 2019 increased $317.1 million, compared to 2018, mainly due to higher cost of sales in all our operating segments, as well as higher depreciation, amortization and depletion at our Peruvian operations due to the completion of the Toquepala expansion project.

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

●	Capital investments: Capital investments were $707.5 million for 2019. This is 36.9% lower than in 2018, and represented 47.0% of net income. Our growth program to develop the full production potential of our Company is underway. We are currently developing a new organic growth plan to increase our copper volume production to 1.5 million tons by 2028 with the development of new projects.

For 2020, the Board of Directors approved a capital investment program of $1,146.7 million.

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

Earnings: The table below highlights key financial and operational data of our Company for the three years ended December 31, 2019 (in millions, except copper price and per share amounts):

				Variance
	2019	2018	2017	2019 - 2018	2018 - 2017
Copper price LME	2.72	2.96	2.80	(0.24)	0.16
Pounds of copper sold	2,173.8	1,952.9	1,959.2	220.9	(6.3)
Net sales	$7,285.6	$7,096.7	$6,654.5	$188.9	$442.2
Operating income	$2,753.0	$2,881.2	$2,618.9	$(128.2)	$262.3
Income before income taxes	$2,426.5	$2,589.4	$2,302.7	$(162.9)	$286.7
Net income attributable to SCC	$1,485.8	$1,543.0	$728.5	$(57.2)	$814.5
Earnings per share	$1.92	$2.00	$0.94	$(0.08)	$1.06
Dividends per share	$1.60	$1.40	$0.59	$0.20	$0.81

Net sales in 2019 of $7.3 billion were the highest in our history and were higher than in 2018 by $188.9 million. This increase was mainly the result of higher copper (+11.3%), molybdenum (+21.7%) and silver (+5.7%) sales volumes, partially offset by lower copper (−8.1%) and molybdenum (−5.0%) prices. Net sales in 2018 were higher than in 2017 by $442.2 million. This increase was mainly the result of higher copper (+5.7%) and molybdenum (+45.9%) prices and higher sales volumes of silver (+15.3%) and molybdenum (+3.3%), partially offset by lower silver prices (−8.1%) and lower zinc sales volume (−1.0%).

The two largest components of operating costs and expenses are cost of sales and depreciation, amortization and depletion, both of which increased in each of the years in the periods above. In 2019, cost of sales increased by $197.4 million and depreciation, amortization and depletion increased by $90.1 million. The increase in cost of sales in 2019 was mainly due to higher repairing materials and operating contractors’ costs, as well as lower capitalized leachable material. This was partially offset by a lower cost of metals purchased from third parties. In 2018, cost of sales increased by $156.2 million and depreciation, amortization and depletion increased by $3.2 million. The increase in cost of sales in 2018 was mainly due to higher fuel costs, higher workers’ participation expense and inventory consumption.

Despite the higher sales volumes reported at competitive costs, net income attributable to SCC in 2019 was 3.6% lower than in 2018 mainly due to lower prices for copper and molybdenum, as mentioned previously. Net income attributable to SCC in 2018 was 111.8% higher than in 2017 mainly due to the one-time, non-cash income tax adjustment of $785.9 million recorded in 2017 as result of the U.S. income tax legislation enacted in the fourth quarter of 2017. See Note 7 “Income Taxes”, of our consolidated financial statements.

Production: The table below highlights, mine production data of our Company for the three years ended December 31, 2019:

				Variance
				2019 - 2018		2018 - 2017
	2019	2018	2017	Volume	%	Volume	%
Copper (in million pounds)	2,191.0	1,948.2	1,933.4	242.8	12.5%	14.8	0.8%
Molybdenum (in million pounds)	59.3	48.5	47.0	10.8	22.3%	1.5	3.2%
Zinc (in million pounds)	163.0	156.0	151.4	7.0	4.4%	4.6	3.0%
Silver (in million ounces)	20.3	17.3	15.9	3.0	17.1%	1.4	8.8%

The table below highlights copper production data at each of our mines for the three years ended December 31, 2019:

				Variance
				2019 - 2018		2018 - 2017
Copper (in million pounds):	2019	2018	2017	Volume	%	Volume	%
Toquepala	568.8	375.4	326.4	193.4	51.5%	49.0	15.0%
Cuajone	344.8	354.0	348.5	(9.2)	(2.6)%	5.5	1.6%
La Caridad	293.4	292.1	296.9	1.3	0.4%	(4.8)	(1.6)%
Buenavista	965.8	913.0	949.5	52.8	5.8%	(36.5)	(3.8)%
IMMSA	18.2	13.7	12.1	4.5	32.9%	1.6	13.2%
Total mined copper	2,191.0	1,948.2	1,933.4	242.8	12.5%	14.8	0.8%

2019 compared to 2018:

Copper mine production in 2019 increased 12.5% to 2,191.0 million pounds from 1,948.2 million pounds in 2018. This increase was due to:

●	Higher production at the Toquepala mine (+51.5%), as a result of additional copper production of 93,108 tons from the successful ramping up of the new concentrator.
●	Higher production at the Buenavista mine (+5.8%) due to operating improvements at our new Buenavista plants, the SX/EW (+12.2%) and concentrator (+4.0%).
●	Higher production at the IMMSA operations (+32.9%), as result of the restoration of the San Martin mine operations.

Molybdenum production increased 22.3% in 2019 compared to 2018 due to higher production at all of our mines, principally at the Toquepala mine (+75%) due to the successful ramping up of the new molybdenum plant that started production in April 2019.

Zinc production increased 4.4% in 2019, as a result of higher production at our Santa Barbara mine due to higher grades and recoveries, as well as the restored production of 5,837 tons from our San Martin mine.

Mined silver production increased 17.1% in 2019 compared to 2018, mainly due to higher production at our Toquepala (+60.5%), IMMSA (+22.9%) and Buenavista (+11.5%) operations, partially offset by lower production at the La Caridad (-6.6%) and Cuajone (-3.2%) mines.

2018 compared to 2017:

Copper mine production in 2018 increased 0.8% to 1,948.2 million pounds from 1,933.4 million pounds in 2017. This increase was due to:

●	Higher production at the Toquepala and Cuajone mines due to higher ore grades and recoveries, which was partially offset by
●	Lower production at the Buenavista mine due to lower SX-EW copper production (−20.1%). In 2018, the Company initiated a 12-month corrective program to overcome this temporary reduction in production. The program includes depositing the minerals in different leaching pads depending on the characteristics of the ore. Also, the Company

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

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 91. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

Our operating cash cost per pound of copper produced, as defined above, is presented in the table below for the three years ended December 31, 2019:

Operating cash cost per pound of copper produced(1)

(In millions, except cost per pound and percentages)

				2019 - 2018		2018 - 2017
	2019	2018	2017	Value	%	Value	%
Total operating cash cost before by‑product revenues	$3,230.9	$2,904.4	$2,797.5	$326.5	11.2%	$106.9	3.8%
Total by‑product revenues	$(1,359.2)	$(1,267.7)	$(1,080.4)	$(91.5)	7.2%	(187.3)	17.3%
Total operating cash cost net of by‑product revenues	$1,871.7	$1,636.7	$1,717.1	$235.0	14.4%	$(80.4)	(4.7)%
Total pounds of copper produced(2)	2,133.3	1,886.8	1,874.5	246.5	13.1%	12.3	0.7%
Operating cash cost per pound before by‑product revenues	$1.52	$1.54	$1.49	$(0.02)	(1.3)%	$0.05	3.4%
By‑products per pound revenues	$(0.64)	$(0.67)	$(0.57)	$0.03	(4.5)%	$(0.10)	17.5%
Operating cash cost per pound net of by‑product revenues	$0.88	$0.87	$0.92	$0.01	1.1%	$(0.05)	(5.4)%
(1)	These are non-GAAP measures, see page 91 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

2019 compared to 2018:

As seen in the table above, our per pound cash cost before by-product revenues in 2019 was 1.3% lower when compared with 2018. This decrease was the result of the unit cost effect of 13.1% higher production. Meanwhile, our cash cost per pound when calculated net of by-product revenues for 2019 was 1.1% higher than in the same period of 2018 due to the higher production noted, as well as lower by-product revenues due to the additional copper volume effect.

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

For 2020, assuming that expected metal production and sales are achieved, that 2019 tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$140.1	$35.1	$14.5	$9.3

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

Capital Investment Program: We made capital investments of $707.5 million in 2019, $1,121.4 million in 2018 and $1,023.5 million in 2017. In general, the capital investments and projects described below are intended to increase production, decrease costs or address social and environmental commitments.

The table below sets forth our capital investments for the three years ended December 31, 2019 (in millions):

	2019	2018	2017
Peruvian projects:
Toquepala expansion project	$41.1	$392.4	$362.0
Toquepala mine equipment acquisition	—	—	39.7
Heavy mineral management optimizing project—Cuajone	—	17.0	81.7
Ilo 3 substation	—	1.0	29.9
HPGR system—Toquepala	7.6	7.8	18.8
Tailings disposal—Quebrada Honda dam	1.0	23.7	15.5
Ilo sulfuric acid plant N°1 modification	5.1	15.3	4.4
Pumping system neutralization plant - Toquepala	8.0	—	—
Other projects	37.8	24.1	10.0
Sub‑total projects	100.6	481.3	562.0
Maintenance and replacement	216.3	201.4	153.1
Net change in capital expenditures incurred but not yet paid	33.2	91.3	(29.7)
Total Peruvian expenditures	350.1	774.0	685.4
Mexican projects:
New Buenavista concentrator	1.0	5.8	24.7
Buenavista projects infrastructure	1.1	2.3	1.9
Buenavista SX‑EW plant III	—	—	1.1
Quebalix IV	0.7	2.0	17.6
New tailing disposal deposit at Buenavista mine	35.8	56.7	79.2
Over elevation of tailings deposit N° 7 at La Caridad mine	25.4	18.3	—
Sonora River water restitution system in Moritas Basin	1.8	6.0	—
Solutions system improvements of Tinajas	6.0	1.3	14.5
San Martin mine restoration	48.9	13.5	—
Other projects	85.7	63.5	63.0
Sub‑total projects	206.4	169.4	202.0
Maintenance and replacement	148.6	169.3	144.7
Net change in capital expenditures incurred but not yet paid	2.4	8.7	(8.6)
Total Mexican expenditures	357.4	347.4	338.1
Total capital investments	$707.5	$1,121.4	$1,023.5

In 2020, we plan to invest $1,146.7 million in capital projects. In addition to our ongoing capital maintenance and replacement spending, our principal capital programs include the following:

Projects in Mexico:

Buenavista Zinc—Sonora: This project is located within the Buenavista facility and includes the development of a new concentrator to produce approximately 80,000 tons of zinc and 20,000 tons of copper per year. Currently, we have completed the basic engineering and obtained all environmental permits for the project. The project´s budget is $413 million, and we expect to initiate operations in the third quarter of 2022. When completed, this new facility will double the Company’s zinc production capacity and will provide 490 direct jobs and 1,470 indirect jobs. The process of bidding for the site preparation has started and the purchase orders for the major equipment have been placed.

Pilares—Sonora: This project, located six kilometers from La Caridad, will be developed as an open-pit mine operation with an annual production capacity of 35,000 tons of copper in concentrate. The ore will be transported from the pit to the primary crushers of the La Caridad copper concentrator through a new 25-meter wide off-road facility for mining trucks, and will significantly improve the over-all mineral ore grade (combining the 0.78% expected from Pilares with 0.34% from La Caridad). The budget for Pilares is $159 million and we expect it to start production during the first half of 2022. The connection road between Pilares mine and La Caridad mine is now under construction.

El Pilar - Sonora: This is a low capital intensity copper greenfield project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 325 million tons of ore with an average copper grade of 0.287%. El Pilar will operate as a conventional open-pit mine and copper cathodes will be produced using the highly cost efficient and environmentally friendly SX-EW technology. We estimate a development investment of approximately $310 million. The construction of the pilot plant is finished and the production tests have recently begun. We expect this project to start production during 2023.

The San Martin mine restoration program: After eleven years of an illegal stoppage, we resumed control of the San Martin mine in August 2018. The San Martin facilities deteriorated during this period and we undertook a major renovation in order to restart operations during the second quarter of 2019. Currently, the mine has 200,000 tons of ore and the concentrator has initiated production. In 2019, we produced 5,837 tons of zinc, 1.2 million ounces of silver and 1,335 tons of copper. The budget of the restoration program is $97.7 million. At December 31, 2019 the program had a total expense of $73.6 million.

Projects in Peru:

Our main capital projects in Peru are the following:

Toquepala Expansion Project - Tacna: This $1,320 million project includes a new state-of-the-art concentrator which increased Toquepala’s annual copper production to 258,000 tons in 2019, a 51.5% production increase, when compared to 2018. As of December 31, 2019, we have invested $1,280.1 million in this expansion. Construction of the project was completed and production began in the fourth quarter of 2018. Full production was reached in the second quarter of 2019.

The project to improve the crushing process at Toquepala with the installation of a High Pressure Grinding Roll (HPGR) system, has as its main objective, to ensure that our existing concentrator will operate at its maximum annual production capacity of 117,000 tons of copper while reducing operating costs through ore crushing efficiencies, even with an increase of the ore material hardness index. The budget for this project is $52 million and as of December 31, 2019, we have invested $51.9 million. We are in the administrative close-out process for this project, which was added to operations during the fourth quarter of 2018.

Cuajone tailing thickeners project - Moquegua: This project will replace two of the three existing thickeners at the concentrator with a new hi-rate thickener. The purpose is to streamline the concentrator flotation process and improve water recovery efficiency, increasing the tailings solids content from 54% to 61%, thereby reducing fresh water consumption and replacing it with recovered water. As of December 31, 2019, we have invested $31 million out of the approved budget of $31.3 million in this project. This project was finished in October 2019.

Tailings disposal at Quebrada Honda - Moquegua: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone concentrators and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We finished the second stage with the installation of a new cyclone battery station that allows us to place more slurry at the dams. We are evaluating improvements in operational processes of this facility. The project has a total budgeted cost of $116 million and we have invested $107.2 million through December 31, 2019.

Potential projects:

We have a number of other projects that we may develop in the future. We continuously evaluate new projects on the basis of our long-term corporate objectives, strategic and operating fit, expected return on investment, required investment, estimated production, estimated cash-flow profile, social and environmental considerations, among other factors. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy or market conditions. We are currently developing a new organic growth plan to increase our annual copper production to 1.5 million tons by 2028 with the development of new projects, which include the following:

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

Tia Maria - Arequipa: On July 8, 2019, we received the construction permit for this 120,000 ton annual SX-EW copper greenfield project with a total capital budget of $1,400 million. This permit was obtained after completing an exhaustive review process of environmental and social matters, complying with all established regulatory requirements and addressing all observations raised.

The challenges to the construction permit were overcome when on October 30, 2019, the Mining Council of the Peruvian Ministry of Energy and Mines ratified the construction permit for the Tia Maria project.

In coordination with the Peruvian Government, Southern Copper continues to work on common grounds for dialogue with the neighboring communities to address any concerns they may have on the project and is awaiting the proper economic and political conditions to move ahead with the project. Meanwhile, we reiterate our commitment to delay the construction of the project.

We guarantee to the population of Islay that the Tia Maria project will not adversely affect other local economic activities because we will use desalinated seawater for our operations and, for the transport of our supplies and copper production, we will build a 32 kilometer industrial railway and an access road at a safe distance from the Tambo Valley.

Our social programs in education, healthcare and productive development will continue to improve the quality-of-life, and the agricultural and livestock activities in the Tambo Valley, as well as fishing and tourism in Islay. During the construction and operation phase, hiring local labor will be a priority. For this purpose, we have successfully launched in June 2019, the free technical training program “Forging the Future”, which will benefit 700 persons in this province in 2019-20. After training, the participants will be eligible to apply for one of the estimated 9,000 jobs (3,600 direct and 5,400 indirect) required during the Tia Maria construction phase. We believe that the initiation of construction activities for Tia Maria will generate significant economic opportunities for the Islay province and the Arequipa region.

When in operation, we expect Tia Maria will generate a significant contribution through mining royalties and taxes from day-one and will directly employ 600 workers and indirectly provide jobs for another 4,200 workers.

This greenfield project, located in Arequipa, Peru, will use state of the art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry due to their technical process with no emissions released into the atmosphere.

Los Chancas—Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton, as well as 181 million tons of mineralized leachable material with a total copper content of 0.357%. Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to annually produce 130,000 tons of copper and 7,500 tons of molybdenum. The estimated capital investment is $2,800 million and is expected to be in operation in 2026. In 2018 and 2019, we developed social and environmental improvement programs for the local communities. For 2020, we plan to continue with these activities and to conclude the environmental impact assessment of the project.

Michiquillay Project—Cajamarca: On June 12, 2018, Southern Copper signed a contract and made an initial payment of $12.5 million for the acquisition of the Michiquillay project in Cajamarca, Peru. The Company has created a multidisciplinary management team to plan the development of this project. As part of this plan, the Company has established contact with the local authorities and communities in order to promote programs for the sustainable development of the area. In 2019, we developed social and environmental programs for the local communities and began a semi-detailed environmental impact assessment. This will allow us to begin a 40,000 meter diamond drilling program in 2020, to verify and update the estimated mineralized materials of the project.

Michiquillay is a world class mining project with estimated mineralized material of 1,150 million tons with an estimated copper grade of 0.63%. When developed, we expect Michiquillay to produce 225,000 tons of copper per year (along with by-products of molybdenum, gold and silver) for an initial mine life of more than 25 years, at a competitive cash-cost. We estimate an investment of approximately $2.5 billion will be required and expect production start-up by 2026, with Michiquillay becoming one of Peru´s largest copper mines. The project will create significant business opportunities in the Cajamarca region, generate new jobs for the local communities and contribute with taxes and royalties to the national, regional and local governments.

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

Our discussion and analysis of financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We make our best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves, revenue recognition, ore stockpiles on leach pads and related amortization, estimated impairment of assets, asset retirement obligations, determination of discount rates related to the operating lease liabilities, valuation allowances for deferred tax assets and unrecognized tax benefits. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Ore Reserves: For internal ore reserve estimation, we use metal price assumptions of $2.90 per pound for copper and $7.50 per pound for molybdenum. These prices are intended to conservatively approximate average prices over the long term.

However, pursuant to SEC guidance, the reserve information in this report is calculated using average metals prices over the most recent three years, except as otherwise stated. We refer to these three-year average metals prices as “current average prices.” Our current average prices for copper are calculated using prices quoted by COMEX, and our current average prices for molybdenum are calculated using prices published in Platt’s Metals Week. Unless otherwise stated, reserve estimates in this report use the following three years average prices for copper and molybdenum as of December 31, 2019:

				Average
	2019	2018	2017	2019 - 2017
Copper ($per pound)	$2.72	$2.93	$2.80	$2.82
Molybdenum ($per pound)	$11.35	$11.94	$8.21	$10.50

Certain financial information is based on reserve estimates calculated on the basis of current average prices. These include amortization of intangible assets and mine development. Variations in ore reserve calculations from changes in metal price assumptions generally do not create material changes to our financial results. However, significant decreases in metal prices could adversely affect our earnings by causing, among other things, asset impairment charges, please see “Assets impairment” below. A 20% increase or decrease in three-year average copper prices (current prices), for mineral reserves estimation, which is a reasonable possibility, would not materially affect our statement of earnings as the amount of reserves would not change significantly. Please see Item 2 “Properties—Ore reserves.”

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“the TCJA”). The Act significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The TCJA permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In 2017, the Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. In the consolidated financial statements for the year ended December 31, 2018, the Company completed the accounting for income tax effects of the TCJA in accordance with SAB 118. For further information, see Note 7 “Income Taxes”, of our consolidated financial statements.

Asset Impairments: We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle. We are currently using an average copper price of $2.20 per pound and an average molybdenum price of $5.00 per pound, reflective of what we believe is the lower level of the current price environment, for our impairment tests. The results of our impairment sensitivity analysis, which included a stress test using a copper price assumption of $2.00 per pound and a molybdenum price assumption of $4.00 per pound showed projected discounted cash flows in excess of the carrying amounts of long-lived assets by margins ranging from 1.2 to 4.8 times such carrying amount.

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

Leases: In 2019, the Company adopted the new leases standard and it resulted in the recognition of right-of-use assets and lease obligations on the Company´s balance sheet. After the analysis of this standard, the Company concluded that all of its existing lease contracts are operating lease contracts. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation by the Company to make lease payments which arise from the lease. Lease right-of-use assets and liabilities are recognized at the inception date based on the present value of lease payments over the lease term. As the Company’s lease contracts do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the inception date in order to determine the present value of lease payments.

RESULTS OF OPERATIONS

The following table highlights key financial results for each of the years in the three-year period ended December 31, 2019 (in millions):

				Variance

Statement of Earnings Data	2019	2018	2017	2019 - 2018	2018 - 2017
Net sales	$7,285.6	$7,096.7	$6,654.5	$188.9	$442.2
Operating costs and expenses	(4,532.6)	(4,215.5)	(4,035.6)	(317.1)	(179.9)
Operating income	2,753.0	2,881.2	2,618.9	(128.2)	262.3
Non‑operating income (expense)	(326.5)	(291.8)	(316.2)	(34.7)	24.4
Income before income taxes	2,426.5	2,589.4	2,302.7	(162.9)	286.7
Income taxes	(966.3)	(1,105.0)	(951.7)	138.7	(153.3)
Deferred income taxes	21.0	51.5	(641.7)	(30.5)	693.2
Equity earnings of affiliate	10.7	12.3	23.1	(1.6)	(10.8)
Net income attributable to non‑controlling interest	(6.1)	(5.2)	(3.9)	(0.9)	(1.3)
Net income attributable to SCC	$1,485.8	$1,543.0	$728.5	$(57.2)	$814.5

NET SALES

2019-2018: Net sales in 2019 were $7,285.6 million, compared to $7,096.7 million in 2018, an increase of $188.9 million. This 2.7% increase was mainly the result of higher copper (+11.3%), molybdenum (+21.7%) and silver (+5.7%) sales volumes, partially offset by copper (−8.1%) and molybdenum (−5.0%) prices.

2018-2017: Net sales in 2018 were $7,096.7 million, compared to $6,654.5 million in 2017, an increase of $442.2 million. This 6.6% increase was principally the result of higher copper (+5.7%) and molybdenum (+45.9%) prices and higher sales volumes of silver (+15.3%) and molybdenum (+3.3%), partially offset by lower silver price (−8.1%) and lower zinc sales volume (−1.0%).

The table below outlines the average published market metals prices for our metals for each of the three years in the three-year period ended December 31, 2019:

				% Variance
	2019	2018	2017	2019 - 2018	2018 - 2017
Copper price ($per pound—LME)	$2.72	$2.96	$2.80	(8.1)%	5.7%
Copper price ($per pound—COMEX)	$2.72	$2.93	$2.80	(7.2)%	4.6%
Molybdenum price ($per pound)(1)	$11.27	$11.86	$8.13	(5.0)%	45.9%
Zinc price ($per pound—LME)	$1.16	$1.33	$1.31	(12.8)%	1.5%
Silver price ($per ounce—COMEX)	$16.16	$15.65	$17.03	3.3%	(8.1)%
(1)	Platt’s Metals Week Dealer Oxide.

The table below provides our metal sales as a percentage of our total net sales:

	Year Ended
	December 31,
Sales as a percentage of total net sales	2019	2018	2017
Copper	80.2%	80.4%	82.3%
Molybdenum	7.5%	7.2%	5.3%
Silver	4.5%	4.2%	4.3%
Zinc	3.8%	4.6%	4.9%
Other by‑products	4.0%	3.6%	3.2%
Total	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product (in million pounds):

				Variance
Copper Sales (million pounds)	2019	2018	2017	2019 - 2018	2018 - 2017
Refined (including SX‑EW)	1,065.2	1,152.2	1,193.3	(87.0)	(41.1)
Rod	365.5	335.7	309.7	29.8	26.0
Concentrates and other	743.1	465.0	456.2	278.1	8.8
Total	2,173.8	1,952.9	1,959.2	220.9	(6.3)

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume:

	Year ended December 31,
Copper Sales by product type	2019	2018	2017
Refined (including SX‑EW)	49.0%	59.0%	60.9%
Rod	16.8%	17.2%	15.8%
Concentrates and other	34.2%	23.8%	23.3%
Total	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components for the three years ended 2019 as a percentage of total production cost:

	Year ended December 31,
	2019	2018	2017
Power	14.7%	14.8%	16.8%
Labor	13.9%	13.9%	13.9%
Fuel	13.2%	14.6%	13.7%
Maintenance	21.0%	19.5%	18.9%
Operating material	17.7%	18.7%	19.3%
Other	19.5%	18.5%	17.4%
Total	100.0%	100.0%	100.0%

2019-2018: Operating costs and expenses in 2019 increased $317.1 million, compared to 2018, primarily due to:

Operating cost and expenses for 2018		$4,215.5
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower capitalized leachable material, higher repairing materials costs, operating contractors and power costs, partially offset by lower cost of metals purchased from third parties and lower inventory consumption.	197.4
•	Higher depreciation, amortization and depletion expense due to our expansion and maintenance investments.	90.1
•	Higher selling, general and administrative expenses.	29.2
•	Higher exploration expense.	0.4
Operating cost and expenses for 2019		$4,532.6

2018-2017: Operating costs and expenses in 2018 increased $179.9 million, compared to 2017, primarily due to:

Operating cost and expenses for 2017		$4,035.6
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, foreign currency transaction effect, higher workers’ participation expense and higher fuel costs, partially offset by lower power costs, and higher capitalized ore stockpiles on leach pads.	156.2
•	Reversal in 2017 of over-accrual of Sonora River remediation costs.	10.2
•	Higher selling, general and administrative expenses.	9.5
•	Higher depreciation, amortization and depletion expense.	3.2
•	Higher exploration expense.	0.8
Operating cost and expenses for 2018		$4,215.5

				Variance
NON‑OPERATING INCOME (EXPENSE)	2019	2018	2017	2019 - 2018	2018 - 2017
Interest expense	$(372.9)	$(360.9)	$(357.4)	$(12.0)	$(3.5)
Capitalized interest	32.2	83.8	51.4	(51.6)	32.4
Other expense	(7.0)	(30.7)	(15.7)	23.7	(15.0)
Interest income	21.2	16.0	5.5	5.2	10.5
Total non‑operating income (expense)	$(326.5)	$(291.8)	$(316.2)	$(34.7)	$24.4

2019-2018: Non-operating income and expense were a net expense of $326.5 million in 2019 compared to a net expense of $291.8 million in 2018. The $34.7 million increase in net expense in 2019 was mainly due to:

●	$ 51.6 million of lower capitalized interest, as completed projects in Peru have been transferred to operations.
●	$ 12.0 million of higher interest expense due to the Minera Mexico debt issuance in September 2019; partially offset by,
●	$ 23.7 million of lower miscellaneous expense, net, which includes a $25.0 million insurance payment due to rain damages suffered in our Peruvian operations, and
●	$ 5.2 million of higher interest income.

2018-2017: Non-operating income and expense were a net expense of $291.8 million in 2018 compared to a net expense of $316.2 million in 2017. The $24.4 million decrease in net expense in 2018 was mainly due to:

●	$ 32.4 million of higher capitalized interest due to the increased capital investments at our Peruvian operations,
●	$ 10.5 million of higher interest income; partially offset by,
●	$ 15.0 million of higher miscellaneous expense, net, which includes a write-off of certain non-capital expenses related to the Tia Maria project; and
●	$ 3.5 million of higher interest expense.

Income taxes

	Year Ended
	December 31,
	2019	2018	2017
Provision for income taxes ($ in millions)	$945.3	$1,053.5	$1,593.4
Effective income tax rate	39.0%	40.7%	69.2%

The income tax provision includes Peruvian, Mexican and U.S. federal and state income taxes.

Components of income tax provision for 2019, 2018 and 2017 include the following ($ in millions):

	2019	2018	2017
Statutory income tax provision	$831.4	$903.4	$688.5
Tax reform adjustment	—	30.9	785.9
Peruvian royalty	14.2	9.0	2.5
Mexican royalty	61.6	79.6	93.2
Peruvian special mining tax	38.1	30.6	23.3
Total income tax provision	$945.3	$1,053.5	$1,593.4

The decrease in the effective tax rate in 2019 from the prior year was primarily due to permanent differences in the Mexican tax jurisdiction, including a decrease in inflationary tax components of 0.7 percentage points and a decrease in special mining tax of 0.6 percentage points.

The decrease in the effective tax rate in 2018 from the prior year was due to the following changes (in percentage points):

Effective income tax rate for 2017		69.2%
Change in valuation of 2017 deferred tax assets for foreign tax credits, U.S. tax effect of 2017 Peruvian deferred and U.S. deferred tax assets		(25.9)
Reduction of corporate tax rate applied to 2017 U.S. deferred tax asset		(4.9)
Change in 2017 transition tax on repatriated foreign earnings		(2.0)
Additional valuation allowance on 2018 U.S. deferred tax assets, foreign tax credits and US tax effect of Peruvian deferred taxes		7.5
Permanent Differences		(4.8)
Other changes		1.6
Effective income tax rate for 2018		40.7%

In 2018, the Company completed its evaluation of the effects of the 2017 U.S, tax reform and recorded a non-cash tax provision of $30.9 million in addition to the non-cash amount of $785.9 million recorded in 2017. This brings the total recorded effect of the 2017 U.S. tax reform on the Company’s financial statements for 2017 and 2018 to a non-cash tax provision of $816.8 million.

Equity earnings of affiliate

In 2019, 2018 and 2017 we have recognized $10.7 million, $12.3 million and $23.1 million, respectively, of equity earnings of affiliate, from our 44.2% interest in the Tantahuatay mine.

Net Income attributable to the non-controlling interest

Net income attributable to the non-controlling interest in 2019 was $6.1 million, compared to $5.2 million in 2018, and $3.9 million in 2017. It increased in 2019 and 2018 by $0.9 million and $1.3 million, respectively. These changes were the result of higher earnings at our Peruvian operations in both years.

Income attributable to SCC

Our net income attributable to SCC in 2019 was $1,485.8 million, compared to $1,543.0 million in 2018 and $728.5 million in 2017. Net income attributable to SCC decreased mainly due to increases in cost of sales and depreciation, amortization and depletion. The increase in 2018 net income was mainly due to higher sales and lower taxes as the 2017 financial results included the one-time, non-cash income tax adjustment of $785.9 million recorded in 2017 as a result of the U.S. income tax legislation enacted in the fourth quarter of 2017.

SEGMENT RESULTS ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations. Please see a detailed definition of these segments in Item 1 “Business—Business Reporting Segments.”

The following table presents the volume of sales by segment of copper and our significant by-products, for each of the years in the three-year period ended December 31, 2019:

				Variance
Copper Sales (million pounds)	2019	2018	2017	2019 - 2018	2018 - 2017
Peruvian operations	959.3	759.4	710.1	199.9	49.3
Mexican open‑pit	1,214.0	1,193.6	1,249.1	20.4	(55.5)
Mexican IMMSA unit	18.7	19.0	15.5	(0.3)	3.5
Other and intersegment elimination	(18.2)	(19.0)	(15.5)	0.8	(3.5)
Total copper sales	2,173.8	1,953.0	1,959.2	220.8	(6.2)

				Variance
By‑product Sales (million pounds, except silver—million ounces)	2019	2018	2017	2019 - 2018	2018 - 2017
Peruvian operations:
Molybdenum contained in concentrate	23.2	16.0	17.5	7.2	(1.5)
Silver	5.8	4.5	4.1	1.3	0.4
Mexican open‑pit operations:
Molybdenum contained in concentrate	36.0	32.6	29.6	3.4	3.0
Silver	11.5	11.3	10.1	0.2	1.2
IMMSA unit
Zinc‑refined and in concentrate	228.5	234.8	237.2	(6.3)	(2.4)
Silver	5.2	5.5	4.3	(0.3)	1.2
Other and intersegment elimination
Silver	(1.9)	(1.9)	(1.6)	—	(0.3)
Total by‑product sales
Molybdenum contained in concentrate	59.2	48.6	47.1	10.6	1.5
Zinc‑refined and in concentrate	228.5	234.8	237.2	(6.3)	(2.4)
Silver	20.6	19.4	16.9	1.2	2.5

Peruvian Open-pit Operations:

				Variance
	2019	2018	2017	2019 - 2018	2018 - 2017
Net sales	$2,940.1	$2,572.2	$2,244.1	$367.9	$328.1
Operating costs and expenses	(2,085.2)	(1,802.0)	(1,617.0)	(283.2)	(185.0)
Operating income	$854.9	$770.2	$627.1	$84.7	$143.1

Net sales:

2019-2018: Net sales in 2019 increased by $367.9 million, compared to 2018, mainly as a result of higher sales volumes of copper (+26.3%), molybdenum (+44.3%) and silver (+27.6%), partially offset by lower copper and molybdenum prices.

2018-2017: Net sales in 2018 increased by $328.1 million, compared to 2017, mainly as a result of higher metal prices and higher copper (+6.9%) and silver (+8.2%) sales volume, partially offset by lower molybdenum sales volume (−8.1%).

Operating costs and expenses:

2019-2018: Operating costs and expenses in 2019 increased by $283.2 million, compared to 2018, principally due to:

Operating cost and expenses for 2018		$1,802.0
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher repairing materials costs, operating contractors, power costs and higher workers’ participation expense; partially offset by lower inventory consumption and lower fuel costs.	192.7
•	Higher depreciation, amortization and depletion expense due to our expansion and maintenance investments.	90.7
•	Higher selling, general and administrative expenses.	1.8
Less:
•	Lower exploration expenses.	(2.0)
Operating cost and expenses for 2019		$2,085.2

2018-2017: Operating costs and expenses in 2018 increased by $185.0 million, compared to 2017, principally due to:

Operating costs and expenses for 2017		$1,617.0
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, higher fuel costs and higher workers’ participation expense; partially offset by lower cost of metals purchased from third parties and lower power costs.	146.6
•	Higher depreciation, amortization and depletion expense due to our expansion and maintenance investments.	33.8
•	Higher exploration expenses.	4.1
•	Higher selling, general and administrative expenses.	0.5
Operating costs and expenses for 2018		$1,802.0

Mexican Open-pit Operations:

				Variance
	2019	2018	2017	2019 - 2018	2018 - 2017
Net sales	$3,963.9	$4,075.9	$3,972.7	$(112.0)	$103.2
Operating costs and expenses	(2,045.4)	(2,028.7)	(2,035.7)	(16.7)	7.0
Operating income	$1,918.5	$2,047.2	$1,937.0	$(128.7)	$110.2

Net sales:

2019-2018: Net sales in 2019 decreased by $112.0 million, compared to 2018, principally due to lower copper and molybdenum prices, partially reduced by higher sales volumes of molybdenum (+10.6%), copper (+1.7%) and silver (+1.6%).

2018-2017: Net sales in 2018 increased by $103.2 million, compared to 2017, mainly due to higher metal prices and higher silver (+12.1%) and molybdenum (+10.0%) sales volumes, partially reduced by lower copper sales volume (−4.4%).

Operating costs and expenses:

2019-2018: Operating costs and expenses in 2019 increased by $16.7 million, compared to 2018, principally due to:

Operating costs and expenses for 2018		$2,028.7
Plus:
•	Higher selling, general and administrative expenses.	23.3
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower capitalized leachable material and higher power costs, largely offset by a lower cost of metals purchased from third parties.	2.1
Less:
•	Lower depreciation, amortization and depletion expense.	(8.5)
•	Lower exploration expenses.	(0.2)
Operating costs and expenses for 2019		$2,045.4

2018-2017: Operating costs and expenses in 2018 decreased by $7.0 million, compared to 2017, mainly due to:

Operating costs and expenses for 2017		$2,035.7
Less:
•	Lower depreciation, amortization and depletion expense.	(40.6)
•	Lower exploration expenses.	(0.7)
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower cost of metals purchased from third parties and higher sales expenses; partially offset by lower inventory consumption and lower power costs.	16.7
•	Reversal in 2017 of over-accrual of Sonora River remediation costs.	10.2
•	Higher selling, general and administrative expenses.	7.4
Operating costs and expenses for 2018		$2,028.7

IMMSA unit:

pa
				Variance
	2019	2018	2017	2019 - 2018	2018 - 2017
Net sales	$464.8	$527.9	$508.7	$(63.1)	$19.2
Operating costs and expenses	(449.5)	(438.6)	(434.9)	(10.9)	(3.7)
Operating income	$15.3	$89.3	$73.8	$(74.0)	$15.5

Net sales:

2019-2018: Net sales in 2019 decreased $63.1 million, compared to 2018, primarily due to lower silver (-6.1%), zinc (-2.6%) and copper (-1.9%) sales volumes, as well as lower copper and zinc prices.

2018-2017: Net sales in 2018 increased $19.2 million, compared to 2017, primarily due to higher metal prices and higher copper (+22.9%) and silver (+27.2%) sales volumes, slightly offset by lower zinc sales volume (−1.0%).

Operating costs and expenses:

2019-2018: Operating costs and expenses in 2019 increased by $10.9 million, compared to 2018, principally due to:

Operating costs and expenses for 2018		$438.6
Plus:
•	Higher depreciation, amortization and depletion expense.	4.7
•	Higher exploration expenses.	3.8
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption and higher repairing materials costs, partially offset by lower cost of metals purchased from third parties.	3.0
Less:
•	Lower selling, general and administrative expenses.	(0.6)
Operating costs and expenses for 2019		$449.5

2018-2017: Operating costs and expenses in 2018 increased $3.7 million, compared to 2017, mainly due to:

Operating costs and expenses for 2017		$434.9
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher power costs and higher workers’ participation expense; partially offset by lower cost of metals purchased from third parties and foreign currency effect.	11.9
•	Higher selling, general and administrative expenses.	0.6
Less:
•	Lower depreciation, amortization and depletion expense.	(8.6)
•	Lower exploration expenses.	(0.2)
Operating costs and expenses for 2018		$438.6

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

LIQUIDITY AND CAPITAL RESOURCES

The following discussion relates to our liquidity and capital resources for each of the years in the three year period ended December 31, 2019.

Cash Flow:

The following table shows the cash flow for the three year period ended December 31, 2019 (in millions):

				Variance
	2019	2018	2017	2019 - 2018	2018 - 2017
Net cash provided by operating activities	$1,911.9	$2,235.1	$1,976.6	$(323.2)	$258.5
Net cash used in investing activities	$(574.0)	$(1,296.2)	$(1,019.0)	$722.2	$(277.2)
Net cash used in financing activities	$(262.2)	$(1,083.4)	$(456.1)	$821.2	$(627.3)

Net cash provided by operating activities:

The 2019, 2018 and 2017 change in net cash from operating activities include (in millions):

				Variance
	2019	2018	2017	2019 - 2018	2018 - 2017
Net income	$1,491.9	$1,548.2	$732.4	$(56.3)	$815.8
Depreciation, amortization and depletion	764.4	674.3	671.1	90.1	3.2
Provision (benefit) for deferred income taxes	(21.0)	(51.5)	641.5	30.5	(693.0)
Loss (gain) on foreign currency transaction effect	17.9	17.3	24.9	0.6	(7.6)
Other adjustments to net income	5.7	23.1	(3.4)	(17.4)	26.5
Operating assets and liabilities	(347.0)	23.7	(89.9)	(370.7)	113.6
Net cash provided by operating activities	$1,911.9	$2,235.1	$1,976.6	$(323.2)	$258.5

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts and changes in operating assets and liabilities. In 2017, we recorded a non-cash tax charge of $785.9 million related to the U.S. tax law change enacted in December 2017.

2019: Net income was $1,491.9 million, approximately 78% of the net cash provided from operating activities. A net decrease in operating assets and liabilities decreased operating cash flow by $347.0 million and included:

●	$(184.9) million decrease in accounts payable and accrued liabilities, which included principally income taxes and workers’ participation payments as a result of higher earnings at our Mexican and Peruvian operations in 2018.
●	$(10.5) million increase in trade accounts receivable mainly because of higher sales volumes at our Peruvian operations.
●	$(88.7) million of net increase in inventory, which included $(83.2) million of higher leaching inventory and $(17.6) million of higher finished goods mainly at our Mexican operations.
●	$(62.9) million increase in other operating assets and liabilities which included principally an increase in prepaid taxes in our Mexican operations due to changes in tax legislation.

2018: Net income was $1,548.2 million, approximately 69% of the net cash provided from operating activities. A net increase in operating assets and liabilities increased operating cash flow by $23.7 million and included:

●	$117.8 million increase in accounts payable and accrued liabilities.
●	$68.3 million decrease in trade accounts receivable.
●	$(190.8) million of net increase in inventory, which included $(207.1) million of higher leaching inventory, $(20.7) million of higher finished goods and $(14.0) million of higher supplies inventories for our operations, partially offset by $51.2 million of lower metals in process inventory.
●	$28.4 million decrease in other operating assets and liabilities.

2017: Net income was $732.4 million, approximately 37% of the net cash provided from operating activities. A net increase in operating assets and liabilities decreased operating cash flow by $89.9 million and included:

●	$(298.7) million increase in accounts receivable.
●	$(201.9) million of net increase in inventory, which included $(180.4) million of higher leaching inventory, $(26.8) million of higher supplies inventories for our operations and $(76.3) million of higher metals in process, partially offset by $81.6 million of lower finished goods inventory.
●	$139.5 million increase in accounts payable and accrued liabilities, which included $75.6 million of higher accounts payable, $51.5 million of higher accrued workers’ participation and $12.4 million of higher other liabilities.
●	$271.2 million decrease in other operating assets and liabilities, which included principally $163.9 million of lower prepaid taxes, mainly due to the use of tax credits from previous years.

Net cash used in investing activities:

2019: Net cash used for investing activities in 2019 included $707.5 million for capital investments. These included $357.4 million of investments at our Mexican operations and $350.1 million of investments at our Peruvian operations. For further information, please see “Capital Investment Program” under this Item on page 73.

The 2019 investing activities also include net sales of short-term investments of $133.1 million.

2018: Net cash used for investing activities in 2018 included $1,121.4 million for capital investments. These included $347.4 million of investments at our Mexican operations and $774.0 million of investments at our Peruvian operations. For further information, please see “Capital Investment Program” under this Item on page 73.

The 2018 investing activities also include net purchases of short-term investments of $163.3 million.

2017: Net cash used for investing activities in 2017 included $1,023.5 million for capital investments. These included $338.1 million of investments at our Mexican operations and $685.4 million of investments at our Peruvian operations. For further information, please see “Capital Investment Program” under this Item on page 73.

The 2017 investing activities also include net sales of short-term investments of $1.0 million.

Net cash used in financing activities:

2019: Net cash used in financing activities in 2019 was $262.2 million and mainly included:

●	A dividend distribution of $1,236.9 million.
●	Gross proceeds of $987.3 million from the issuance of senior notes by our Mexican subsidiary.
●	Payment of debt issuance costs of $9.8 million.

2018: Net cash used in financing activities in 2018 was $1,083.4 million and included a dividend distribution of $1,082.3 million.

2017: Net cash used in financing activities in 2017 was $456.1 million and included a dividend distribution of $456.1 million.

Other Liquidity Considerations

We expect that we will meet our cash requirements for 2020 and beyond from cash on hand and internally generated funds. In addition, we believe that we will be able to access additional external financing on reasonable terms, if required.

As of December 31, 2019, $1,106.7 million of the Company´s total cash, cash equivalents, restricted cash and short-term investments of $2,005.8 million were held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. At December 31, 2017, Minera Mexico had determined that it had earnings available for dividends to the United States of $555.5 million. The 2017 U.S. tax reform introduced a one-time transition tax that is based upon the higher of the Company’s total accumulated post-1986 deferred income as of November 2, 2017 or December 31, 2017, estimated to be $8.9 billion, the majority of which was previously considered to be indefinitely reinvested and accordingly, no U.S. federal and state income taxes were provided. During 2018, the Company finalized its transition tax at $153.1 million, which was fully offset by foreign tax credits. Upon enactment of the 2017 U.S. tax reform, the Company had calculated and recorded in 2017 a provisional amount of $181.1 million and reduced it by $28 million in 2018 when the calculation was finalized. Earnings of the Company’s Peruvian branch are not subject to transition taxes since they are taxed in the United States on a current basis.

Share repurchase program: In 2008, our Board of Directors (“BOD”) authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Since the inception of the program through December 31, 2018, we have purchased 119.5 million shares of our common stock at a cost of $2.9 billion. These shares are available for general corporate purposes. We may purchase additional shares of our common stock from time to time based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time. For further details please see Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—SCC common stock repurchase plan.”

Dividend: On February 20, 2020, the BOD authorized a dividend of $0.40 per share to be paid on March 24, 2020, to shareholders of record at the close of business on March 10, 2020.

FINANCING

Our total debt at December 31, 2019 was $6,940.8 million, compared to $5,960.1 million at December 31, 2018, net of the unamortized discount and issuance costs of notes issued under par of $110.4 million and $94.1 million at December 31, 2019 and 2018, respectively. This debt is all denominated in dollars at fixed interest rates, weighed at 5.69%.

The ratio of total debt to total capitalization was 50.2% at December 31, 2019, compared to 47.4% at December 31, 2018. In addition, the ratio of net debt to net capitalization was 41.8% at December 31, 2019, compared to 42.6% at December 31, 2018.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations as of December 31, 2019:

		Payments due by Period
							2025 and
	Total	2020	2021	2022	2023	2024	Thereafter
		(dollars in millions)
Long‑term debt	$7,051.1	$400.0	$—	$300.0	$—	$—	$6,351.1
Interest on debt	7,890.0	378.8	380.0	378.4	369.4	369.5	6,013.9
Uncertain tax position(a)	68.9	9.8	0.7	—	—	—	—
Workers’ participation	174.9	174.9	—	—	—	—	—
Pension and post‑retirement obligations	40.1	4.5	3.2	3.3	3.4	3.7	22.0
Operating leases	1,386.5	116.1	116.0	112.9	111.6	103.6	826.3
Asset retirement obligation	262.3	-	—	—	—	—	262.3
Purchase obligations:
Commitments to purchase energy	3,077.5	237.3	239.5	239.5	257.6	257.6	1,846.0
Capital investment projects	198.2	198.2	—	—	—	—	—
Total	$20,149.5	$1,519.6	$739.4	$1,034.1	$742.0	$734.4	$15,321.6
(a)	The above table does not include any scheduled payments related to U.S. uncertain tax position liabilities because there is often a high degree of uncertainty regarding the timing of future cash outflows. As of December 31, 2019, the tax liability recognized by the Company is $68.9 million and is included as non-current liability in the consolidated Balance Sheet. Please refer to Note 7 “Income Taxes” of our consolidated financial statements.

Long-term debt payments do not include the debt discount valuation account and issuance costs of $110.3 million.

Interest on debt is calculated at rates in effect at December 31, 2019. As all our debt is at fixed rates, future expenditures will not change due to rate changes. Please refer to Note 11 “Financing” of our consolidated financial statements for a description of our long-term debt arrangements and credit facilities.

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

Operating leases include lease payments for power generating facilities to MGE, vehicles and properties. Please refer to Note 9 “Leases” of our consolidated financial statements.

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

In June 2014, we entered into a power purchase agreement for 120 megawatt (“MW”) with the state company Electroperu S.A., which began supplying energy for our Peruvian operations for twenty years starting on April 17, 2017. In July 2014, we entered into a power purchase agreement for 120MW with a private power generator Kallpa Generacion S.A. (“Kallpa”), which began supplying energy for our Peruvian operations for ten years starting on April 17, 2017. In May 2016, we signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa will supply energy for the operations related to the Toquepala Expansion and other minor projects for ten years starting on May 1, 2017 and ending after ten years of commercial operation of the Toquepala Expansion or on April 30, 2029; whichever occurs first.

Also we have a commitment to purchase power for our Mexican operations from MGE, a subsidiary of Grupo Mexico through 2032. See Note 13 “Commitment and Contingencies—Other commitments”.

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

CYBERSECURITY:

Our operations depend upon information technology systems which may be subject to disruption, damage or failure from different sources, including, without limitation, installation of malicious software, computer viruses, security breaches, cyber-attacks and defects in design. In recent years, cybersecurity incidents have increased in frequency and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. We have implemented appropriate preventative measures to mitigate potential risks by implementing an information security management system, which ensures putting into effect controls that are frequently reviewed and tested, including a risk matrix that considers all the possible threats with an impact and probability analysis, actions to avoid or mitigate them and the corresponding testing plan.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 70) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound in the table below:

	2019		2018		2017

		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$3,606.4	$1.69	$3,409.0	$1.81	$3,252.8	$1.74
Add:
Selling, general and administrative	131.8	0.06	102.6	0.05	93.1	0.05
Sales premiums, net of treatment and refining charges	28.7	0.02	13.9	0.01	22.4	0.01
Less:
Workers’ participation	(214.5)	(0.10)	(226.1)	(0.12)	(196.2)	(0.11)
Cost of metals purchased from third parties	(263.4)	(0.12)	(384.5)	(0.20)	(363.2)	(0.19)
Royalty charge and other, net	(125.7)	(0.06)	(125.0)	(0.07)	(150.5)	(0.08)
Inventory change	67.6	0.03	114.5	0.06	139.1	0.07
Operating Cash Cost before by‑product revenues	$3,230.9	$1.52	$2,904.4	$1.54	$2,797.5	$1.49
Add:
By‑product revenues(1)	(1,307.3)	(0.61)	(1,211.4)	(0.64)	(1,030.2)	(0.55)
Net revenue on sale of metal purchased from third parties	(51.9)	(0.03)	(56.3)	(0.03)	(50.2)	(0.02)
Total by‑product revenues	(1,359.2)	(0.64)	(1,267.7)	(0.67)	(1,080.4)	(0.57)

Operating Cash Cost net of by‑product revenues	1,871.7	0.88	1,636.7	0.87	1,717.1	0.92

Total pounds of copper produced (in millions)	2,133.3		1,886.8		1,874.5

(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	2019		2018		2017
		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(549.4)	$(0.26)	$(509.9)	$(0.27)	$(353.4)	$(0.19)
Silver	(278.3)	(0.13)	(244.5)	(0.13)	(254.9)	(0.14)
Zinc	(211.5)	(0.10)	(229.5)	(0.12)	(221.6)	(0.12)
Sulfuric Acid	(158.8)	(0.07)	(111.3)	(0.06)	(71.9)	(0.04)
Gold	(53.2)	(0.03)	(53.1)	(0.03)	(61.7)	(0.03)
Other	(56.1)	(0.02)	(63.1)	(0.03)	(66.7)	(0.03)
Total	$(1,307.3)	$(0.61)	$(1,211.4)	$(0.64)	$(1,030.2)	$(0.55)

The by-product revenue presented does not match with the sales value reported by segment on page 150 because the above table excludes purchases from third parties, which are reclassified to net revenue on sale of metal purchased from third parties.

Net debt to net capitalization: Net debt to net capitalization as of December 31, 2019 and 2018 is as follows:

	2019	2018
Total debt	$6,940.8	$5,960.1
Cash and cash equivalents	(1,925.1)	(844.6)
Short‑term investments	(80.7)	(213.8)
Net debt	4,935.0	4,901.7
Net capitalization:
Net debt	4,935.0	4,901.7
Equity	6,858.2	6,612.8
Net capitalization	$11,793.2	$11,514.5
Net debt/net capitalization(*)	41.8%	42.6%
(*)	Represents net debt divided by net capitalization.

Total debt to total capitalization: Total debt to total capitalization as of December 31, 2019 and 2018 is as follows:

	2019	2018
Total debt	$6,940.8	$5,960.1
Capitalization
Debt	6,940.8	5,960.1
Equity	6,858.2	6,612.8
Total capitalization	$13,799.0	$12,572.9
Total debt/total capitalization(*)	50.3%	47.4%
(*)	Represents debt divided by total capitalization.

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

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances for the three years ended December 31, 2019, are provided in the table below:

	Year Ended
	December 31,
	2019	2018	2017
Peru:
Peruvian inflation rate	1.9%	2.5%	1.5%
Initial exchange rate	3.379	3.245	3.360
Closing exchange rate	3.317	3.379	3.245
Appreciation/(devaluation)	1.8%	(4.1)%	3.4%
Mexico:
Mexican inflation rate	2.8%	4.8%	6.8%

Initial exchange rate	19.683	19.735	20.664
Closing exchange rate	18.845	19.683	19.735
Appreciation/(devaluation)	4.3%	0.3%	4.5%

Change in monetary position:

Assuming an exchange rate variance of 10% at December 31, 2019, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$18.0
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(22.0)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(9.7)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$11.8

The net monetary position is net of those assets and liabilities that are sol or peso denominated at December 31, 2019.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, changes in stockholders´ equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Ore stockpiles on Leach Pads– Refer to Note 4 to the consolidated financial statements

Critical Audit Matter Description

The Company has recorded Ore stockpiles on leach pads of $1,588.7 million as of December 31, 2019 ($358.4 million presented as current and $1,230.3 million presented as non-current assets.

The Company used the copper content grade when determining the capitalization of inventory costs related to leachable material. The leachable material inventory determined could be misstated if the monthly average copper content grade and the solubility index used by the Company does not correspond to the actual results obtained from the laboratories.

We identified the copper content grade and solubility index as a critical audit matter because of the significant judgments made by management to support its assertion that these capitalized costs are probable of recovery and the historical recovery data for leachable material. This required a high degree of auditor judgment in evaluating whether the audit evidence obtained supports management’s assertion that these costs are probable of future recovery.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to a reasonable determination of copper content grade and the solubility index, to determine the appropriate amounts of extraction and movement of material that is capitalized included the following, among others:

~~●~~	We tested the effectiveness of controls over management’s review of the copper content grade used to determine the monthly average rate to be used in the calculation, which included an evaluation of the competence, objectivity and authority of the personnel involved in the determination of the copper content grade and the solubility index.
●	We developed an independent expectation of the amounts of leachable material that should have been capitalized and amortized to compare it to the recorded balances.
●	We independently recalculated the monthly average copper content grade and the monthly average solubility index to obtain the reasonability of the inputs used in the estimate.
●	We involved technical specialists to review the methodology used by the Company to determine the recoverability of copper from the leach pads and challenge, from a technical perspective, the reasonableness of the procedures performed by the Company to determine the copper recoverability.

Uncertain Tax Positions (Deferred income tax) – Refer to Note 7 to the consolidated financial statements

Critical Audit Matter Description

The Company’s uncertain tax positions (UTPs) as of December 31, 2019, were $68.9 million, and mainly related to leach dump inventory, book leach amortization and penalties and duties related to lack of supporting documentation for disposals of machinery and equipment.

We identified the UTPs as a critical audit matter because of the multiple jurisdictions in which the Company files its tax returns and the complexity of the tax laws and regulations. This identification process includes resolution of any related appeals or litigation processes that are based on the technical merits of the position. As the Company operates in three different jurisdictions, this require a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to UTPs included the following, among others:

●	We tested the effectiveness of internal controls that address management processes to identify, evaluate, value, record and disclose significant UTPs.
●	With the assistance of our income tax specialists, we evaluated the reasonableness of management’s assumptions by considering how the tax law, including statutes, regulations and case law, impacted the judgments made, obtained an understanding of potential UTPs through inquiries with management and the tax department and the review of the annual tax returns filed, reviewed the UTP calculations prepared by management and the disclosures in the footnotes.
●	With the assistance of our income tax specialists, we read and evaluated management’s documentation, including relevant accounting policies and the detailed basis for the UTPs and obtained confirmation letters from the Company’s external lawyers to evaluate whether any tax contingency exists to determine the completeness of the UTPs identified.
●	With the assistance of our income tax specialists, we tested the reasonableness of management’s judgments regarding the future resolution of the uncertain tax positions, including an evaluation of the technical merits of the uncertain tax positions.
●	We evaluated whether the estimates of UTPs were consistent with evidence obtained in other areas of the audit.

Estimate of Tia Maria Project Impairment Indicators (Property and mine development, net)– Refer to Notes 5 and 13 to the consolidated financial statements

Critical Audit Matter Description

The Tia Maria mining project in Peru received the construction license approval from the Peruvian Mining Council on October 30, 2019. This project budget is approximately $1.4 billion and has an investment as of December 31, 2019 of approximately $339 million including investment in property, plant and equipment of $214 million and $125 million representing intangible assets primarily composed of engineering studies and the Environmental Impact Study (EIS). The Company evaluates whether there is an indicator that the project’s intangible assets are impaired when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. This requires the Company’s management to evaluate business plans that include assumptions about future metal prices, costs and other economic variables.

We identified the determination of impairment indicators as a critical audit matter because of the significant assumptions the Company’s management makes when evaluating the business plans used to determine whether the project’s intangible assets are recoverable. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately identified impairment indicators.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to identification of events or changes in circumstances that may indicate the carrying amount of the intangibles related to the Tia Maria Project may not be recoverable included the following, among others:

●	We tested the effectiveness of controls over management’s identification of possible circumstances that may indicate that the carrying amounts of the project’s assets are no longer recoverable.
●	We discussed with the Company’s management the assumptions used in the business plans, evaluated the consistency of the assumptions used with evidence obtained in other areas of the audit, and searched for any adverse asset-specific and/or market conditions.
●	We assessed the impact of changing the key assumptions in the business plan such as copper price and cost changes (increases/decreases), among others on the recoverable amount.

Galaz, Yamazaki, Ruiz Urquiza, S.C.

Member of Deloitte Touche Tohmatsu Limited

/s/ DANIEL TOLEDO ANTONIO
C.P.C. Daniel Toledo Antonio
We have served as the Company’s auditor since 2009
Mexico City, Mexico
February 28, 2020

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, (in millions, except for per share amounts)	2019	2018	2017

Net sales (including sales to related parties, see Note 17)	$7,285.6	$7,096.7	$6,654.5
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	3,606.4	3,409.0	3,252.8
Selling, general and administrative	131.8	102.6	93.1
Depreciation, amortization and depletion	764.4	674.3	671.1
Exploration	30.0	29.6	28.8
Environmental remediation	—	—	(10.2)
Total operating costs and expenses	4,532.6	4,215.5	4,035.6

Operating income	2,753.0	2,881.2	2,618.9

Interest expense	(372.9)	(360.9)	(357.4)
Capitalized interest	32.2	83.8	51.4
Other income (expense)	(7.0)	(30.7)	(15.7)
Interest income	21.2	16.0	5.5
Income before income taxes	2,426.5	2,589.4	2,302.7
Income taxes (including royalty taxes, see Note 7)	966.3	1,105.0	951.7
Deferred income taxes	(21.0)	(51.5)	641.7
Net income before equity earnings of affiliate	1,481.2	1,535.9	709.3
Equity earnings (loss) of affiliate, net of income tax	10.7	12.3	23.1
Net income	1,491.9	1,548.2	732.4
Less: Net income attributable to the non-controlling interest	6.1	5.2	3.9
Net income attributable to SCC	$1,485.8	$1,543.0	$728.5

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$1.92	$2.00	$0.94

Weighted average shares outstanding-basic and diluted	773.1	773.0	773.0

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2019	2018	2017
	(in millions)
COMPREHENSIVE INCOME:
Net income and comprehensive income	$1,491.9	$1,548.2	$732.4
Other comprehensive income (loss) net of tax:
—Decrease (increase) in pension and other post-retirement benefits (net of income tax of $3.7, $2.1 and $(1.6), respectively)	(7.7)	(2.9)	2.6
—Foreign currency translation adjustments	—	—	0.3
Total other comprehensive income (loss)	(7.7)	(2.9)	2.9
Total comprehensive income	1,484.2	1,545.3	735.3
Comprehensive income attributable to the non-controlling interest	6.1	5.2	3.9
Comprehensive income attributable to SCC	$1,478.1	$1,540.1	$731.4

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,925.1	$844.6
Short-term investments	80.7	213.8
Accounts receivable trade	832.9	822.4
Accounts receivable other (including related parties 2019- $30.0 and 2018 - $101.5)	78.9	150.2
Inventories	1,068.5	1,032.7
Prepaid taxes	172.4	87.0
Other current assets	26.2	29.3
Total current assets	4,184.7	3,180.0

Property and mine development, net	9,371.0	9,403.8
Ore stockpiles on leach pads	1,230.3	1,177.4
Intangible assets, net	148.4	147.7
Related parties receivable	59.5	—
Right-of-use assets	1,046.4	—
Deferred income tax	183.9	203.7
Equity method investment	111.9	103.6
Other non-current assets	71.3	71.4
Total assets	$16,407.4	$14,287.6

LIABILITIES
Current liabilities:
Current portion of long-term debt	$399.8	$—
Accounts payable (including related parties 2019- $86.4 and 2018- $75.3)	598.3	673.4
Accrued income taxes	116.3	232.8
Accrued workers’ participation	174.9	206.7
Accrued interest	96.0	83.9
Lease liabilities current	68.6	—
Other accrued liabilities	22.6	19.5
Total current liabilities	1,476.5	1,216.3

Long-term debt	6,541.0	5,960.1
Lease liabilities	977.8	—
Deferred income taxes	178.3	212.5
Non-current taxes payable	0.7	—
Other liabilities and reserves	112.6	68.2
Asset retirement obligation	262.3	217.7
Total non-current liabilities	8,072.7	6,458.5

Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY (NOTE 14)
Common stock par value $0.01; shares authorized, 2019 and 2018–2,000; shares issued, 2019 and 2018–884.6	8.8	8.8
Additional paid-in capital	3,424.9	3,393.7
Retained earnings	6,435.6	6,186.9
Accumulated other comprehensive income	(10.1)	(2.4)
Treasury stock, at cost, common shares	(3,048.9)	(3,019.6)
Total Southern Copper Corporation stockholders’ equity	6,810.3	6,567.4
Non-controlling interest	47.9	45.4
Total equity	6,858.2	6,612.8
Total liabilities and equity	$16,407.4	$14,287.6

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2019	2018	2017

OPERATING ACTIVITIES
Net income	$1,491.9	$1,548.2	$732.4
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	764.4	674.3	671.1
Equity earnings of affiliate, net of dividends received	(6.3)	(3.9)	(12.3)
Loss on foreign currency transaction effect	17.9	17.3	24.9
(Benefit) provision for deferred income taxes	(21.0)	(51.5)	641.5
Other, net	12.0	27.0	8.9
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10.5)	68.3	(298.7)
(Increase) in inventories	(88.7)	(190.8)	(201.9)
Increase (decrease) in accounts payable and accrued liabilities	(184.9)	117.8	139.5
(Increase) decrease in other operating assets and liabilities	(62.9)	28.4	271.2
Net cash provided by operating activities	1,911.9	2,235.1	1,976.6
INVESTING ACTIVITIES
Capital expenditures	(707.5)	(1,121.4)	(1,023.5)
Purchase of short-term investments	(284.4)	(310.6)	(61.3)
Proceeds on sale of short-term investment	417.5	147.3	62.3
Other, net	0.4	(11.5)	3.5
Net cash used in investing activities	(574.0)	(1,296.2)	(1,019.0)
FINANCING ACTIVITIES
Proceeds from issuance of debt	987.3	—	—
Capitalization of debt issuance cost	(9.8)	—	—
Cash dividends paid to common stockholders	(1,236.9)	(1,082.3)	(456.1)
SCC shareholder derivative lawsuit — received from AMC	36.5	—	—
SCC shareholder derivative lawsuit — dividend paid	(36.5)	—	—
Distributions to non-controlling interest	(3.2)	(1.5)	(0.3)
Other, net	0.4	0.4	0.3
Net cash provided by (used in) financing activities	(262.2)	(1,083.4)	(456.1)
Effect of exchange rate changes on cash and cash equivalents	4.8	(15.7)	(42.7)
Increase (decrease) in cash and cash equivalents	1,080.5	(160.2)	458.8
Cash and cash equivalents, at beginning of year	844.6	1,004.8	546.0
Cash and cash equivalents, at end of year	$1,925.1	$844.6	$1,004.8

	2019	2018	2017
	(in millions)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$356.7	$356.7	$356.7
Income taxes	$1,138.7	$1,155.3	$889.8
Workers’ participation	$224.5	$194.0	$136.0
Supplemental schedule of non-cash operating, investing and financing activities:
Decrease (increase) in pension and other post-retirement benefits	$(7.7)	$(2.9)	$2.9
Capital expenditures incurred but not yet paid	$2.1	$37.7	$137.7

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions)	2019	2018	2017

TOTAL EQUITY, beginning of period	$6,612.8	$6,149.4	$5,870.9
STOCKHOLDERS’ EQUITY, beginning of period	6,567.4	6,107.7	5,832.3
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	3,393.7	3,373.3	3,358.2
Other activity of the period	31.2	20.4	15.1
Balance at end of period	3,424.9	3,393.7	3,373.3
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the period	(2,768.3)	(2,768.7)	(2,769.0)
Used for corporate purposes	0.4	0.4	0.3
Balance at end of period	(2,767.9)	(2,768.3)	(2,768.7)
Parent Company common shares
Balance at beginning of period	(251.3)	(232.4)	(218.6)
Other activity, including dividend, interest and foreign currency transaction effect	(29.7)	(18.9)	(13.8)
Balance at end of period	(281.0)	(251.3)	(232.4)
Treasury stock balance at end of period	(3,048.9)	(3,019.6)	(3,001.1)
RETAINED EARNINGS:
Balance at beginning of period	6,186.9	5,726.2	5,455.3
Net earnings	1,485.8	1,543.0	728.5
Dividends declared and paid, common stock, per share, 2019- $1.6, 2018– $1.4 2017 - $0.59	(1,236.9)	(1,082.3)	(456.1)
SCC shareholder derivative lawsuit — received from AMC	36.5	—	—
SCC shareholder derivative lawsuit — dividend paid	(36.5)	—	—
Other activity of the period	(0.2)	—	(1.5)
Balance at end of period	6,435.6	6,186.9	5,726.2
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning and end of period	(2.4)	0.5	(2.4)
Other comprehensive income (loss)	(7.7)	(2.9)	2.9
Balance at end of year	(10.1)	(2.4)	0.5
STOCKHOLDERS’ EQUITY, end of period	6,810.3	6,567.4	6,107.7
NON-CONTROLLING INTEREST, beginning of period	45.4	41.7	38.6
Net earnings	6.1	5.2	3.9
Distributions paid	(3.6)	(1.5)	(0.8)
NON-CONTROLLING INTEREST, end of period	47.9	45.4	41.7
TOTAL EQUITY, end of period	$6,858.2	$6,612.8	$6,149.4

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At December 31, 2019, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation ("SCC", "Southern Copper" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

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

Basis of Presentation—

Other immaterial restatements – Subsequent to the issuance of the Company’s consolidated financial statements as of December 31, 2018, the Company’s management identified certain immaterial errors in the presentation of the balances of deferred income taxes in the consolidated balance sheet as of that date. The Company’s management assessed the impact of this error and concluded that it was not material to the consolidated financial statements taken as a whole for the year ended on December 31, 2018. However, Company’s management determined that it was appropriate to make adjustment for such immaterial error. This adjustment was to correct the presentation within the consolidated balance sheet and the corresponding notes of deferred income tax balances. The amount reclassified between non-current taxes payable that reduced the deferred income tax asset was $207.1 million. The amount reclassified between deferred tax liability that increased the deferred tax asset was $9.9 million.

Use of estimates—

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying value of ore reserves that are the basis for future cash flow estimates and amortization calculations; environmental reclamation, closure and retirement obligations; estimates of recoverable copper in mill and leach stockpiles; asset impairments (including estimates of future cash flows); unrecognized tax benefits; valuation allowances for deferred tax assets; and fair value of financial instruments. Management basis its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer. Disclosures regarding disaggregation of revenues and contract balances are disclosed within Note 18 "Segment and related information".

The Company’s marketing strategy and annual sales planning emphasize developing and maintaining long-term customer relationships. Generally, 80% to 90% of the Company’s metal production is sold under annual or longer-term contracts, which specify a volume of mineral to be sold over a stated period and delivery schedule; the price at which mineral will be sold at each delivery date is generally determined by the weekly or monthly average rate of the commodity published by major metal exchanges at specific dates stipulated within each contract. The Company considers each contract to be a single performance obligation, represented by the delivery of a series of distinct goods that are substantially the same, with the same pattern of transfer to the Company’s customers. The Company concluded this as, based on the nature of its contracts, customers receive the benefit of mineral sold as it is shipped per the terms of the contracts at each contractual delivery date. Likewise, each shipment of product represents the same measure of progress as other shipments within the contract. Accordingly, the Company recognizes revenues for each contract over the period of time in which the specified quantity of mineral is delivered. In doing so, the Company considers that it has a right to consideration from its customers in an amount that corresponds directly to the value transferred to those customers that being the quantity of mineral delivered at the price per unit delivered. Accordingly, the Company recognizes revenue at the amount to which it has the right to invoice (the invoice practical expedient), as it believes that this method is a faithful depiction of the transfer of goods to its customers.

For contracts with a term greater than one year, the Company is unable to disclose an allocation of the transaction price to the remaining unsatisfied performance obligation, given that unit prices of mineral sold are determined by published commodity prices at specified dates within the contract. The volume of mineral to be delivered after the first year of the contract is subject to annual volume negotiations in accordance with the terms of the contract. As of December 31, 2019, the Company has long-term contracts with promises to deliver in 2020 a total of 870,000 metric tons of copper concentrate, 48,000 metric tons of copper cathodes, 24,000 tons of molybdenum concentrate and 292,400 tons of sulfuric acid. This is an estimate that will vary in 2020 and 2021 based on the negotiations with the customers as mentioned above.

The remainder of the Company’s revenues, including its by-product revenues, are generated by spot sales that are recognized at a point in time.

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

Substantially all of the Company’s sales are made under carriage and insurance paid to, or cost, insurance and freight Incoterms, whereby the Company is responsible for providing shipping and insurance after control of the inventory has been transferred to the customer. According to the terms of the Company’s contracts, these services are not distinct within the context of the contract, and they are not separately identifiable from the other promises within the contract. Additionally, it is the Company policy and it has a long-standing history of providing shipping and insurance services to

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its customers. Accordingly, shipping and insurance are not considered separate performance obligations. The related costs of shipping and insurance are presented within the cost of sales line in the accompanying consolidated statements of income.

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

These provisional pricing arrangements are accounted for separately from the contract as an embedded derivative instrument under ASC 815-30 “Derivatives and Hedging—Cash Flow Hedges.” The Company sells copper in concentrate, anode, blister and refined form at industry standard commercial terms. Net sales include the invoiced value of copper, zinc, silver, molybdenum, sulfuric acid and other metals and the corresponding fair value adjustment of the related forward contract of copper and molybdenum. Disclosure regarding adjustments to sales for provisionally priced contracts is disclosed within Note 18 “Segment and related information”.

Cash and cash equivalents—

Cash and cash equivalents include bank deposits, certificates of deposit and short-term investment funds with original maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximates fair value.

Short-term investments—

The Company accounts for short-term investments in accordance with ASC 320-10 “Investments Debt and Equity Securities-Recognition.” The Company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date. Unrealized gains and losses on available-for-sale investments, net of taxes, are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, unless such loss is deemed to be other than temporary.

Inventories—

The Company principally produces copper and, in the production process, obtains several by-products, including molybdenum, silver, zinc, sulfuric acid and other metals.

Metal inventories, consisting of work-in-process and finished goods, are carried at the lower of average cost or net realizable value (NRV). Costs of work-in-process inventories and finished goods mainly include power, labor, fuel, operating and repair materials, depreciation, amortization, depletion, and other necessary costs related to the extraction

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and processing of ore, including mining, milling, concentrating, smelting, refining, leaching and chemical processing. Costs incurred in the production of metal inventories exclude general and administrative costs. Once molybdenum, silver, zinc and other by-products are identified, they are transferred to their respective production facilities and the incremental cost required to complete production is assigned to their inventory value.

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

Supplies inventories are carried at the lower of average cost or net realizable value (NRV).

Long-term inventory-Ore stockpiles on leach pads.

The leaching process is an integral part of the mining operations carried out at the Company’s open-pit mines. The Company capitalizes the production cost of leachable material at its Toquepala, La Caridad and Buenavista mines recognizing it as inventory. This cost includes mining and haulage costs incurred to deliver ore to leach pads, depreciation, amortization, depletion and site overhead costs. The estimates of recoverable mineral content contained in the leaching dumps are supported by engineering studies. As the production cycle of the leaching process is significantly longer than the conventional process of concentrating, smelting and electrolytic refining, the Company includes on its balance sheet current leach inventory (included in work-in-process inventories) and long-term leach inventory. At the Company´s Mexican operations, the amortization of leachable material is recorded by the units of production method. At the Company´s Peruvian operations, the amortization is based on the historical recovery percentages of each mine.

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

Buildings and equipment are depreciated on the straight-line method over estimated lives from two to 50 years or the estimated life of the mine if shorter.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the years ended December 31, 2019, 2018 and 2017, the Company did not capitalize any drilling and related costs.

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

The Company updates its estimate of ore reserves at the beginning of each year. In this calculation, the Company uses current metal prices which are defined as the average metal price over the preceding three years. The current price per pound of copper, as defined, was $2.82, $2.64 and $2.50 at the end of 2019, 2018 and 2017, respectively. The ore reserve estimates are used to determine the amortization of mine development and intangible assets.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On December 22, 2017, the U.S. government enacted the “Tax Cuts and Jobs Act” (the “TCJA”). The TCJA contains numerous provisions, the following of which most significantly impact the Company: (i) a decrease in the corporate tax rate from 35% to 21%;(ii) a transition of the U.S. taxation of international operation from a worldwide system to a quasi-territorial system and a one-time transition tax on the mandatory deemed repatriation of the higher accumulated post-1986 deferred foreign income as of November 2, 2017 or December 31, 2017, (iii) generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations and (iv) limitations on the use of foreign tax credits to reduce the U.S. income tax liability.

The U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. The Company has adopted SAB 118. Accordingly, the provisions of the TCJA deemed most relevant to the Company were considered in preparation of its financial statements as of December 31, 2017 based on the Company’s best estimate, and the provisions of the TCJA were finalized in its

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial statements as of December 31, 2018. See further disclosure regarding the impacts of the TCJA and the adoption of SAB 118 in Note 7 to the accompanying consolidated financial statements.

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

Other comprehensive income—

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the fiscal years ended December 31, 2019, 2018 and 2017, the components of "other comprehensive income (loss)" were, the unrecognized gain (loss) on employee benefit obligations and foreign currency translation adjustments.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior management of the Company focus on operating income as measure of performance to evaluate different segments, and to make decisions to allocate resources to the reported segments. This is a common measure in the mining industry.

Leases -

The Company adopted FASB ASC 842, Leases, effective January 1, 2019. The Company determined if a contract is or contained a lease at its inception. The Company evaluated if a contract gave the right to obtain substantially all of the economic benefits from use of an identified asset and the right to direct the use of the asset, in order to determine if a contract contained a lease. All of the Company’s existing lease contracts are operating lease contracts. For these leases, the Company recognized right-of-use assets and the corresponding operating lease liabilities on its consolidated balance sheet. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation by the Company to make lease payments which arise from the lease. Lease right-of-use assets and liabilities are recognized at the inception date based on the present value of lease payments over the lease term. As the Company’s lease contracts do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the inception date in order to determine the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term, in the cost of sales and operating expenses. The Company elected the transition approach whereby it applied the new leases standard at the adoption date and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company elected the short-term lease recognition exemption (short-term lease practical expedient) by class of underlying asset (which results in off-balance-sheet accounting for the lease).

NOTE 3—SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At December 31,
	2019	2018
Trading securities	$80.0	$213.1
Weighted average interest rate	2.0%	2.2%

Available-for-sale	$0.7	$0.7
Weighted average interest rate	0.7%	0.7%
Total	$80.7	$213.8

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and, as of December 31, 2019 and 2018, included corporate bonds and asset and mortgage backed obligations. As of December 31, 2019 and 2018, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity of these investments by category (in millions):

	Years ended
	December 31,
	2019		2018
Trading:
Interest earned		$0.6	$0.5
Unrealized gain (loss) at the end of the period	$	(*)	$(0.2)

Available-for-sale:
Interest earned		(*)	(*)
Investment redeemed		$—	$0.3

(*)   Less than $0.1 million

At December 31, 2019 and 2018, contractual maturities of the available-for-sale debt securities are as follows (in millions):

	2019	2018
One year or less	$—	$—
Maturing after one year through five years	—	—
Maturing after five years through ten years	—	—
Due after 10 years	0.7	0.7
Total debt securities	$0.7	$0.7

NOTE 4—INVENTORIES:

	At December 31,
(in millions)	2019	2018
Inventory, current:
Metals at average cost:
Finished goods	$87.2	$69.6
Work-in-process	259.7	256.8
Ore stockpiles on leach pads	358.4	328.0
Supplies at average cost	363.2	378.3
Total current inventory	$1,068.5	$1,032.7
Inventory, long-term:
Ore stockpiles on leach pads	$1,230.3	$1,177.4

Total leaching costs added as long-term inventory of ore stockpiles in leach pads amounted to $469.0 million, $506.6 million and $513.9 million in 2019, 2018 and 2017, respectively. Long-term leaching inventories recognized as cost of sales amounted to $385.8 million, $299.4 million and $333.5 million in 2019, 2018 and 2017, respectively.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—PROPERTY:

	At December 31,
(in millions)	2019	2018
Buildings and equipment	$15,016.1	$14,294.0
Construction in progress	1,294.8	1,516.9
Mine development	267.5	267.9
Mineral assets	83.2	83.2
Land, other than mineral	200.1	164.1
Total property	16,861.7	16,326.1
Accumulated depreciation, amortization and depletion	(7,490.7)	(6,922.3)
Total property and mine development, net	$9,371.0	$9,403.8

Construction in progress decreased in 2019 as a result of the completion of some of the Company expansion projects. Depreciation and depletion expense for the years ended December 31, 2019, 2018 and 2017, amounted to $759.9 million, $668.9 million and $665.2 million, respectively.

NOTE 6—INTANGIBLE ASSETS:

	At December 31,
(in millions)	2019	2018
Mining concessions	$121.2	$121.2
Mine engineering and development studies	19.8	19.8
Software	55.9	49.6
	196.9	190.6
Accumulated amortization:
Mining concessions	(38.0)	(37.4)
Mine engineering and development studies	(16.3)	(15.3)
Software	(36.1)	(32.1)
	(90.4)	(84.8)
Goodwill	41.9	41.9
Intangible assets, net	$148.4	$147.7

Amortization of intangibles for the years ended December 31, 2019, 2018 and 2017, amounted to $4.5 million, $5.4 million and $5.9 million, respectively. Estimated amortization is as follows:

Estimated amortization expense (in millions):
2020	$9.6
2021	5.5
2022	5.6
2023	5.5
2024	4.3
Total 2020 - 2024	$30.5
Average annual	$6.1

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

On December 22, 2017, the TCJA was signed into law, making substantial changes to the 1986 Internal Revenue Code. Changes under the TCJA include, among others, a decrease in the corporate tax rate from 35% to 21%, the transition of the U.S. taxation of international operation from a worldwide system to a quasi-territorial system, a one-time transition tax on the mandatory deemed repatriation of the higher of the accumulated foreign income as of November 2, 2017 or December 31, 2017, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations.

Although most provisions of the TCJA began on January 1, 2018, ASC 740 “Income Taxes” requires that the effects of tax law changes be recognized in the year and period of the law change and be reflected in the company’s financial results for 2017. On December 22, 2017, the SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the TCJA. SAB 118 required a company to reflect the income tax effects of the TCJA for which the accounting under ASC 740 “Income Taxes” is complete; if it is incomplete but the Company is able to determine a reasonable estimate, a provisional estimate must be provided in the financial statements. If a provisional estimate cannot be reasonably prepared, the Company should continue to apply ASC 740 on the basis of the provision of the tax law that were in effect immediately before the enactment of the TCJA. Companies had one year from the enactment of the TCJA to finalize accounting for the impacts of the TCJA.

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

The Base Erosion Anti-Abuse Tax (BEAT) is a 5% minimum tax for tax year 2018, 10% for the years 2019 through 2025 and 12.5% in years thereafter. It is calculated on a base equal to the Company’s income determined without the tax benefit arising from base erosion payments. The Company did not incur a BEAT liability in 2018 and 2019 since it has met the safe harbor rule that provides a Company not to be subject to the BEAT if related party payments from the U.S. to foreign entities does not exceed 3% of expenses excluding cost of goods sold. The Company must continue to analyze applicability of the BEAT provisions on a quarterly basis.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision for income taxes for the three years ended December 31, 2019, are as follows:

(in millions)	2019	2018	2017
U.S. federal and state:
Current	$—	$2.6	$—
Deferred	—	(13.0)	686.2
Uncertain tax positions	(1.3)	—	16.2
	(1.3)	(10.4)	702.4
Foreign (Peru and Mexico):
Current	966.3	1,102.4	951.7
Deferred	(30.1)	(38.5)	(60.7)
Uncertain tax positions	10.4	—	—
	946.6	1,063.9	891.0
Total provision for income taxes	$945.3	$1,053.5	$1,593.4

The source of income is as follows:

(in millions)	2019	2018	2017
Earnings by location:
U.S.	$(1.9)	$(2.3)	$(1.5)
Foreign
Peru	513.0	441.8	284.6
Mexico	1,915.4	2,149.9	2,019.6
	2,428.4	2,591.7	2,304.2
Earnings before taxes on income	$2,426.5	$2,589.4	$2,302.7

The reconciliation of the statutory income tax rate to the effective tax rate for the three years ended December 31, 2019, is as follows (in percentage points):

	2019	2018	2017
Expected tax at U.S. statutory rate	21.0%	21.0%	35.0%
Foreign tax at other than statutory rate, net of foreign tax credit benefit (1)	14.0	13.9	0.6
Percentage depletion	(2.7)	(2.1)	(2.9)
Other permanent differences	0.1	0.4	5.2
Change in 2017 valuation allowance on U.S. deferred tax assets, foreign tax credits and U.S. tax effect on Peruvian deferred taxes	—	7.5	26.9
Additional valuation allowance on 2018 U.S. deferred tax assets, foreign tax credits and U.S. tax effect on Peruvian deferred taxes	10.1	1.0	—
Decrease in 2017 U.S. deferred tax asset due to tax rate changes	—	(0.2)	4.8
U.S. one time transition tax on accumulated foreign earnings	—	0.4	2.4
Increase (decrease) in unrecognized tax benefits for uncertain tax positions	(2.1)	—	0.7
Repatriated foreign earnings	—	—	(2.0)
Amounts (over) / under provided in prior years	(1.1)	(1.3)	(0.1)
Other	(0.3)	0.1	(1.4)
Effective income tax rate	39.0%	40.7%	69.2%
(1)	Foreign tax at other than statutory rates, net of foreign tax credit benefit, also includes the effects of permanent differences in Peru and Mexico, that are determined at the local statutory rate.

The Company files income tax returns in three jurisdictions, Peru, Mexico and the United States. For the three years presented above, the statutory income tax rate for Mexico was 30%. The United States tax rate was 21% in 2019 and

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2018, and 35% for 2017. The Peruvian tax rate was 29.5% for the three years presented above. While the largest components of income taxes are the Peruvian and Mexican taxes, the Company is a domestic U.S. entity. Therefore, the rate used in the above reconciliation is the U.S. statutory rate.

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

Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards:

	At December 31,
(in millions)	2019	2018
Assets:
Inventories	$55.7	$61.5
Capitalized exploration expenses	14.0	11.1
U.S. foreign tax credit carryforward, net of FIN 48 liability	731.8	483.4
U.S. tax effect of Peruvian deferred tax liability	131.3	165.1
Provisions	145.0	155.0
Mexican tax on consolidated dividends	9.0	14.8
Deferred workers participation	24.7	27.0
Accrued salaries, wages and vacations	10.0	9.1
Sales price adjustment (PUI)	3.0	2.7
Social responsibility expenses	2.1	2.1
Deferred charges	14.5	6.1
Valuation allowance on U.S. deferred tax assets, foreign tax credits and U.S. tax effect on Peruvian deferred	(1,097.0)	(819.1)
Other	9.9	10.1
Total deferred tax assets	54.0	128.9

	At December 31,
(in millions)	2019	2018
Liabilities:
Property, plant and equipment	(45.4)	(137.3)
Other	(3.0)	(0.4)
Total deferred tax liabilities	(48.4)	(137.7)
Total net deferred tax (liabilities) / assets	$5.6	$(8.8)

The valuation allowance increased by $277.9 million over 2018, mostly due to the valuation of unutilized Foreign Tax Credits generated in 2019 and the valuation of Foreign Tax Credits that were not utilized in the settlement of the 2011-2013 IRS field audit. The Peru branch operations are taxed in the U.S. as a flow through entity to SCC. Prior to 2017 U.S. Tax Reform, the U.S. corporate income tax rate was 35% on the Peru earnings, which enabled the company to use more currently generated foreign tax credits. Since tax reform reduced the U.S. tax rate to 21%, there is less U.S. income tax to absorb currently generated FTC’s or carryforwards. Additionally, allowable expenses in the U.S. for percentage depletion and U.S. sourced interest expense on debt reduced the branch income subject to U.S. tax, further limiting utilization of foreign tax credits.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Tax Matters—

As of December 31, 2019, the Company considers its ownership of the stock of Minera Mexico to be essentially permanent in duration.

As of December 31, 2019, $1,106.7 million of the Company´s total cash, cash equivalents, restricted cash and short-term investments of $2,005.8 million were held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. At December 31, 2017, Minera Mexico had determined that it had earnings available for dividends to the United States of $555.5 million. The 2017 U.S. tax reform introduced a one-time transition tax that is based upon the higher of the Company’s total accumulated post-1986 deferred foreign income as of November 2, 2017 or December 31, 2017 estimated to be $8.9 billion, the majority of which was previously considered to be indefinitely reinvested and accordingly, no U.S. federal and state income taxes were provided. During 2018, the Company finalized its transition tax at $153.1 million, which was fully offset by foreign tax credits. Upon enactment of the 2017 U.S. tax reform, the Company had calculated and recorded in 2017 a provisional amount of $181.1 million and reduced it by $28 million in 2018 when the calculation was finalized. The Company also finalized its calculation of the total accumulated post-1986 deferred foreign income for the applicable entities and amounts held in liquid and non-liquid deferred income. The Company has determined that as of December 31,2019, a deferred tax asset of $0.4 billion exists with respect to its investment in foreign subsidiaries. Tax accounting guidance provided in ASC 740 requires this asset to be recognized only if the basis difference will reverse in the foreseeable future. Management has no plans that would result in the reversal of this temporary difference and consequently no deferred tax asset has been recorded. Future dividends from these subsidiaries are no longer subject to federal income tax in the U.S., and the Company incurs no state income tax liability. Additionally there are no withholding taxes due to the tax treaty between the United States and Mexico. Earnings from the Company’s Peruvian branch are not subject to transition taxes since they are taxed in the United States on a current basis.

At December 31, 2019, there were $790.2 million of foreign tax credits available for carryback or carryforward. These credits have a one-year carryback and a ten-year carryforward period and can only be used to reduce U.S. income tax on foreign earnings. There were no other unused U.S. tax credits at December 31, 2019. These credits will expire as follows:

Year	Amount
2024	39.4
2025	102.0
2026	189.5
2027	105.6
2028	159.6
2030	194.1
Total	$790.2

These foreign tax credits are presented above on a gross basis and have not been reduced here for any unrecognized tax benefits. These foreign tax credits have been adjusted to include the 2016 Net Operating Loss carryback in the U.S. jurisdiction, increasing foreign tax credits by approximately $15.9 million. In accordance with ASU 2013-11 the Company has recorded $58.4 million of an unrecognized tax benefit as an offset to the Company’s deferred tax asset for foreign tax credits. The remaining foreign tax credits of $731.8 million are being re-valued to zero at December 31, 2019. It is the opinion of management that with the reduction in the U.S. corporate tax rate to 21% and the corporate tax rates in Mexico of 30% and in Peru at 29.5%, it is unlikely the excess foreign tax credits can be utilized. Additionally, foreign dividends will no longer be taxed in the U.S. thereby reducing the U.S. tax on the foreign source income that the credits can be used to offset.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Peruvian Tax Matters—

Royalty mining charge: The royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. The minimum royalty charge is recorded as cost of sales and those amounts assessed at higher rates are included in the income tax provision. The Company has accrued $42.3 million, $32.9 million and $23.4 million of royalty charges in 2019, 2018 and 2017, respectively, of which $14.2 million, $9.0 million and $2.5 million were included in income taxes in 2019, 2018 and 2017, respectively.

Peruvian special mining tax: This tax is based on operating income with graduated rates increasing from 2% to 8.4%. The Company recognized $38.1 million, $30.6 million and $23.3 million in 2019, 2018 and 2017, respectively, with respect to this tax. These amounts are included as “income taxes” in the consolidated statement of earnings.

Mexican Tax Matters—

In 2013, the Mexican Congress enacted tax law changes that became effective on January 1, 2014. Among other effects, the amounts that Minera Mexico recorded during 2019 were:

●	Mining royalty at the rate of 7.5% on taxable earnings before taxes: $61.6 million.
●	Additional royalty of 0.5% over gross income from sales of gold, silver and platinum: $0.9 million.

On December 28, 2018, the Federal Revenue Law for fiscal year 2019, was published in the Federal Official Gazette, effective as of January 1, 2019. The main tax matters are reported as follows:

The option regarding the benefit of offsetting recoverable balances derived from different federal tax liabilities (e. g. income taxes versus value added tax (VAT)), whether from their own tax obligations or from withholding taxes to third parties, (“universal basis”) was eliminated.

Therefore, effective January 1, 2019, taxpayers will only be able to offset their recoverable balances against those they must pay for their own tax liabilities, including ancillary charge (restatement for inflation and surcharges).

As a consequence of the change mentioned in the previous paragraph, taxpayers will only be able to credit their recoverable balance against their own VAT payable in subsequent months until its exhaustion, or request for a tax refund in full on such recoverable balance.

Notwithstanding the above, the Mexican tax authorities issued a new rule where the taxpayers had the possibility to apply in 2019 the benefit of offsetting recoverable balances from different tax liabilities (VAT versus Income Tax or Income Tax versus VAT) generated up to December 31, 2018, against those recoverable balances for which no offsetting had been made or no tax refund had been previously requested. Based on such rule, taxpayers may offset recoverable balances from their own tax liabilities generated up to December 31, 2018, against those taxes they must pay for their own tax liabilities derived from different federal taxes generated in 2019, including ancillary charges.

The possibility to offset withholding taxes to third parties against taxpayers own tax liabilities is also eliminated.

Effective January 1 2019, the annual income tax withholding rate applicable to interests paid by financial entities to individuals and companies residents in Mexico increased from 0.46% in fiscal year 2018, to 1.04% for fiscal year 2019.

On December 31, 2018, the decree of tax incentives of the Northern Region of Mexico was published in the Official Gazette intending to promote and develop an economic plan for this zone of the country. Such decree provides for a reduction of the income tax at a rate of 20% (in general terms) and the value added tax at a rate of 8%, by means of a tax

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit for such purposes, applicable to business activities carried out by individuals, companies and permanent establishments located in the specified territories. These tax incentives are effective from January 1, 2019, and shall be in force in fiscal years 2019 and 2020.

Accounting for Uncertainty in Income Taxes—

The total amount of unrecognized tax benefits in 2019, 2018 and 2017, was as follows (in millions):

	2019	2018	2017
Unrecognized tax benefits, opening balance	$214.5	$214.5	$304.0
Gross increases—tax positions in prior period	(7.5)	—	(89.5)
Gross increases—current-period tax positions	(4.2)	—	—
Decreases related to settlements with taxing authorities	(144.4)	—	—
	(156.1)	—	(89.5)
Unrecognized tax benefits, ending balance	$58.4	$214.5	$214.5

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $10.5 million at December 31, 2019 for unrecognized tax benefits in the Peruvian jurisdiction. Any recognition of unrecognized tax benefits within the U.S. jurisdiction would not affect the effective tax rate as long as the Company continues to value U.S. deferred tax assets including foreign tax credits. The Company has no unrecognized Mexican tax benefits.

The Company effectively settled and closed the U.S. 2011-2013 IRS field audit in the second quarter of 2019. The Company’s U.S. IRS audit of 2014 -2016 commenced in 2019.

As of December 31, 2019, the Company’s liability for uncertain tax positions included accrued interest and penalties in the Peruvian jurisdiction of $ 10.5 million. As of December 31, 2018 and December 31, 2017 the Company’s liability for uncertain tax positions included U.S. accrued interest and penalties of $1.9 million.

The following tax years remain open to examination and adjustment in the Company’s three major tax jurisdictions:

Peru:	2014 and all subsequent years
U.S.:	2014 and all subsequent years
Mexico:	2014 and all subsequent years

Management does not expect that any of the open years will result in a cash payment within the U.S. jurisdiction in the upcoming twelve months ending December 31, 2020. Management expects that $9.8 million in cash payments in the Peruvian jurisdiction will be paid within the upcoming twelve months ending December 31, 2020. The Company’s reasonable expectations about future resolutions of uncertain items did not materially change during the year ended December 31, 2019.

NOTE 8—WORKERS’ PARTICIPATION:

The Company's operations in Peru and Mexico are subject to statutory workers' participation.

In Peru, the provision for workers' participation is calculated at 8% of pre-tax earnings. The current portion of this participation, which is accrued during the year, is based on the Peruvian Branch's taxable income and is distributed to workers following determination of final results for the year. The annual amount payable to an individual worker is capped at the worker’s salary for an 18 month period. Amounts determined in excess of the 18 months of worker’s salary is no longer made as a payment to the worker and is levied first for the benefit of the “Fondo Nacional de Capacitacion

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Laboral y de Promocion del Empleo” (National Workers’ Training and Employment Promotion Fund) until this entity receives from all employers in its region an amount equivalent to 2,200 Peruvian taxable units (approximately $2.8 million in 2019). Any remaining excess is levied as payment for the benefit of the regional governments. These levies fund worker training, employment promotion, entrepreneurship and various other programs.

In Mexico, workers' participation is determined using the guidelines established in the Mexican income tax law at a rate of 10% of pre-tax earnings as adjusted by the tax law.

The provision for workers’ participation is allocated to “Cost of sales (exclusive of depreciation, amortization and depletion)” and to “selling, general and administrative” in the consolidated statement of earnings, proportional to the number of workers in the production and administrative areas, respectively. Workers’ participation expense for the three years ended December 31, 2019 was as follows (in millions):

	2019	2018	2017
Current	$188.8	$219.9	$192.7
Deferred	29.8	9.8	6.6
	$218.6	$229.7	$199.3

NOTE 9—LEASES:

The Company has operating leases for power generating facilities, vehicles and properties. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Some of the Company’s leases include both lease and non-lease components which are accounted for separately. The Company’s leases have remaining lease terms of two years to 13 years, and do not include options to extend the leases. The Company’s lease agreements do not contain options to purchase the leased assets or to terminate the leases before the expiration date. In addition, the Company’s lease contracts do not have any material residual value guarantees or material restrictive covenants. As none of the Company’s leases provides an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The weighted average remaining lease term for the Company’s leases is 9 years, and the weighted average discount rate for these leases is 3.66%.

The operating lease expense recognized in the twelve months ended December 31, 2019 was classified as follows (in millions):

Classification	2019
Cost of sales (exclusive of depreciation, amortization and depletion)	$114.4
Selling, general and administrative	0.2
Exploration	0.2
Total lease expense	$114.8

The Company’s short-term lease costs for the twelve months ended December 31, 2019 was $0.4 million.

Maturities of lease liabilities were as follows:

Lease liabilities
Year	(in millions)
2020	$116.1
2021	116.0
2022	112.9
2023	111.6
2024	103.6
After 2024	826.3

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total lease payments	$1,386.5
Less: interest on lease liabilities	(340.1)
Present value of lease payments	$1,046.4

NOTE 10—ASSET RETIREMENT OBLIGATION:

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

On June 24, 2019, MINEM approved a change to the guarantees required for the mining closure plans. The new regulation specifies that the annual guarantees can be secured with real estate up to a maximum of 50% and the remaining amount with credit instruments. Currently, the Company has pledged the value of its Lima office complex for the 50% of the guarantee and with a stand-by letter of credit for the other 50% as security for this obligation. Through January 2020, the Company has provided total guarantees of $47.1 million.

The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the Ilo smelter and refinery, and the shops and auxiliary facilities at the three units. In March 2016, MINEM approved the Mining Closure Plan for the Toquepala expansion project and the revised closure plans for the Cuajone mine and the Ilo facilities were approved in January and October 2019, respectively. As result of these new estimates, the Company increased the asset retirement obligation by $28.1 million in 2019. The closure plan for the Tia Maria project was approved in February 2017. The Company, however, has not recorded a retirement obligation for the project because the work on the project is on hold. The Company believes that under these circumstances the recording of a retirement obligation is not appropriate.

The Company has recognized an estimated asset retirement obligation for its mining properties in Mexico as part of its environmental commitment. Even though there is currently no enacted law, statute, ordinance, written or oral contract requiring the Company to carry out mine closure and environmental remediation activities, the Company believes that an obligation presently exists based on historical government requirements for the closure of any facility. The overall cost recognized for mining closure in Mexico includes the estimated costs of dismantling concentrators, smelter and refinery plants, shops and other facilities. During 2018, the Company made a change in the estimate for the asset retirement obligation for its Mexican operations, mainly due to a change in the discount rate used to determine such obligation. The effect of this change was a reduction in the asset retirement obligation of $10.4 million, which was recorded in the second quarter of 2018.

The following table summarizes the asset retirement obligation activity for years ended December 31, 2019 and 2018 (in millions):

	2019	2018
Balance as of January 1	$217.7	$222.5
Changes in estimates	36.4	(15.6)
Closure payments	(5.3)	(0.6)
Accretion expense	13.5	11.4
Balance as of December 31,	$262.3	$217.7

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—FINANCING:

Long-term debt (in millions):

				Carrying
				value as of
	Face	Issuance	Issuance	December 31,
	amount	discount	costs	2019
5.375% Senior unsecured notes due 2020	$400	(0.1)	$(0.1)	$399.8
3.500% Senior unsecured notes due 2022	300	(0.3)	(0.5)	299.2
3.875% Senior unsecured notes due 2025	500	(1.6)	(1.5)	496.9
9.250% Yankee bonds due 2028	51.2	—	—	51.2
7.500% Senior unsecured notes due 2035	1,000	(12.4)	(8.3)	979.3
6.750% Senior unsecured notes due 2040	1,100	(7.1)	(5.7)	1,087.2
5.250% Senior unsecured notes due 2042	1,200	(19.0)	(6.3)	1,174.7
5.875% Senior unsecured notes due 2045	1,500	(16.4)	(8.6)	1,475.0
4.500% Minera Mexico Senior unsecured notes due 2050	1,000	(12.7)	(9.8)	977.5
Total	$7,051.2	$(69.6)	$(40.8)	6,940.8
Less, current portion				(399.8)
Total long-term debt				$6,541.0

				Carrying
				value as of
	Face	Issuance	Issuance	December 31,
	amount	discount	costs	2018
5.375% Senior unsecured notes due 2020	$400	$(0.3)	$(0.4)	$399.3
3.500% Senior unsecured notes due 2022	300	(0.5)	(0.6)	298.9
3.875% Senior unsecured notes due 2025	500	(1.8)	(1.8)	496.4
9.250% Yankee bonds due 2028	125	—	—	51.2
7.500% Senior unsecured notes due 2035	1,000	(12.9)	(8.4)	978.7
6.750% Senior unsecured notes due 2040	1,100	(7.3)	(5.8)	1,086.9
5.250% Senior unsecured notes due 2042	1,200	(19.4)	(6.5)	1,174.1
5.875% Senior unsecured notes due 2045	1,500	(16.6)	(8.8)	1,474.6
Total	$6,125	$(58.8)	$(32.3)	5,960.1
Less, current portion				—
Total long-term debt				$5,960.1

The bonds, referred above as “Yankee bonds”, contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined in the debt instrument. At December 31, 2019, Minera Mexico was in compliance with this covenant.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At December 31, 2019, the Company was in compliance with the covenants of the notes.

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

The notes constitute general unsecured obligations of Minera Mexico. The notes were issued in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

The Company capitalized the costs associated with the issuance of this facility, which are included as part of the amortized cost of the long-term debt in the consolidated balance sheet.

In connection with the transaction, on September 26, 2019, Minera Mexico entered into an indenture with Wells Fargo Bank, National Association, as trustee, which provided for the issuance, and set forth the terms of the notes described above. The indenture contains covenants that limit Minera Mexico's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Minera Mexico's assets.

Credit risk rating:

On September 19, 2019 Moody’s investors service assigned Baa2 as debt rating on the new notes issued. Also on September 19, 2019 Fitch and Standard & Poor’s ratings services assigned its ‘BBB+’, as debt rating on the new notes issued.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aggregate maturities of the outstanding borrowings at December 31, 2019, are as follows:

Principal
Years	Due(*)
(in millions)
2020	$400.0
2021	—
2022	300.0
2023	—
2024	—
Thereafter	6,351.2
Total	$7,051.2

(*)Total debt maturities do not include the debt discount valuation account of $110.4 million.

NOTE 12—BENEFIT PLANS:

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

The components of net periodic benefit costs calculated in accordance with ASC 715 “Compensation retirement benefits,” using December 31 as a measurement date, consist of the following:

(in millions)	2019	2018	2017
Service cost	$1.1	$1.0	$0.8
Interest cost	1.8	1.6	1.4
Expected return on plan assets	(3.5)	(3.4)	(2.9)
Amortization of prior service cost / (credit)	0.2	0.2	0.1
Settlement / Curtailment	—	(0.2)	0.1
Amortization of net loss/(gain)	0.3	0.2	0.2
Net periodic benefit cost	$(0.1)	$(0.6)	$(0.3)

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2019	2018
Change in benefit obligation:
Projected benefit obligation at beginning of year	$27.4	$27.5
Service cost	1.1	1.0
Interest cost	1.8	1.6
Settlement	—	—
Benefits paid	(1.8)	(1.6)
Actuarial (gain)/loss	3.6	(0.2)
Actuarial gain assumption changes	0.9	(0.8)
Inflation adjustment	0.7	(0.1)
Projected benefit obligation at end of year	$33.7	$27.4
Change in plan assets:
Fair value of plan assets at beginning of year	$46.7	$51.6
Actual return on plan assets	4.8	(3.5)
Employer contributions	(0.6)	(0.4)
Benefits paid	(0.9)	(1.0)
Currency exchange rate adjustment	1.6	—
Fair value of plan assets at end of year	$51.6	$46.7
Funded status at end of year:	$17.9	$19.3
ASC-715 amounts recognized in statement of financial position consists of:
Non-current assets	$17.9	$19.4
Total	$17.9	$19.4
ASC-715 amounts recognized in accumulated other comprehensive income (net of income taxes of $(5.4) million and $(4.3) million in 2019 and 2018, respectively) consists of:
Net loss (gain)	$7.6	$5.8
Prior service cost	1.4	1.4
Total	$9.0	$7.2

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the defined benefit pension plan, net of income tax:

(in millions)	2019	2018
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$7.2	$3.8
Net loss/(gain) amortized during the year	1.9	3.6
Net loss/(gain) occurring during the year	(0.2)	(0.1)
Prior service cost (credit)	—	—
Currency exchange rate adjustment	0.1	(0.1)
Net adjustment to accumulated other comprehensive income (net of income taxes of $(2.2) million and $(2.2) million in 2019 and 2018, respectively)	1.8	3.4
Accumulated other comprehensive income at end of plan year	$9.0	$7.2

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2019 and 2018, net of income tax:

(in millions)	2019	2018
Net loss / (gain)	$1.8	$3.6
Amortization of net (loss) gain	(0.2)	(0.1)
Amortization of prior services cost (credit)	—	—
Total amortization expenses	$1.6	$3.5

The assumptions used to determine the pension obligations are:

Expatriate Plan	2019	2018	2017
Discount rate	2.85%	3.90%	3.25%
Expected long-term rate of return on plan asset	4.00%	4.00%	4.00%
Rate of increase in future compensation level	N/A	N/A	N/A

Mexican Plan(*)	2019	2018	2017
Discount rate	7.15%	8.45%	7.80%
Expected long-term rate of return on plan asset	7.15%	8.45%	7.55%
Rate of increase in future compensation level	4.50%	4.50%	4.50%

(*)These rates are based on Mexican pesos as pension obligations are denominated in pesos.

The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Expected
Years	Benefit Payments
(in millions)
2020	$3.2
2021	1.9
2022	2.0
2023	2.0
2024	2.3
2025 to 2027	14.7
Total	$26.1

Expatriate Plan

The Company’s funding policy is to contribute amounts to the qualified plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 plus such additional amounts as the Company may determine to be appropriate.

Plan assets are invested in a group annuity contract with Metropolitan Life Insurance Company (“MetLife”). The Contract invests in the MetLife General Account Payment Fund (the "Money Fund") and the MetLife Broad Market Core Bond Fund (the “Bond Fund”) managed by BlackRock, Inc.

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

The plan assets are managed by three financial institutions, Scotiabank Inverlat S.A., Banco Santander and GBM Grupo Bursatil Mexicano, S.A. 80% of the funds are invested in Mexican government securities, including treasury certificates and development bonds of the Mexican government. The remaining 20% is invested in common shares of Grupo Mexico. The plan assets are invested without restriction in active markets that are accessible when required and are therefore considered as level 1, in accordance with ASC 820 “Fair Value Measurement.”

These plans accounted for approximately 100% of benefit obligations. The following table represents the asset mix of the investment portfolio as of December 31:

	2019	2018
Asset category:
Treasury bills	80%	78%
Equity securities	20%	22%
	100%	100%

The amount of contributions that the Company expects to pay to the plan during 2020 is $2.5 million, which excludes $1.7 million of pending payments to former Buenavista workers.

Post-retirement Health Care Plan:

United States: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits.”

In Mexico, health services are provided by the Mexican Social Security Institute.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net period benefit costs for the three years ended December 31, 2019 are as follows:

(in millions)	2019	2018	2017
Interest cost	$0.9	$0.9	$0.9
Amortization of prior service cost/ (credit)	(0.2)	(0.2)	(0.2)
Net periodic benefit cost	$0.7	$0.7	$0.7

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2019	2018
Change in benefit obligation:
Projected benefit obligation at beginning of year	$11.9	$12.5
Interest cost	0.9	0.9
Actuarial loss/ (gain)-claims cost	—	0.2
Benefits paid	(1.3)	(0.9)
Actuarial (gain)/loss	8.6	(0.9)
Inflation adjustment	0.5	0.1
Projected benefit obligation at end of year	$20.6	$11.9
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.1	0.1
Benefits paid	(0.1)	(0.1)
Fair value of plan assets at end of year	$—	$—
Funded status at end of year:	$20.6	$11.9
ASC-715 amounts recognized in statement of financial position consists of:
Current liabilities	$(0.1)	$(0.1)
Non-current liabilities	(20.5)	(11.8)
Total	$(20.6)	$(11.9)
ASC-715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$1.5	$(4.4)
Total (net of income taxes of $(0.7) million and $1.9 million in 2019 and 2018, respectively)	$1.5	$(4.4)

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the post-retirement health care plan, net of income tax:

	As of December 31,
(in millions)	2019	2018
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$(4.4)	$(3.9)
Net loss/(gain) occurring during the year	6.0	(0.6)
Net loss/(gain) amortized during the year	0.1	0.1
Currency exchange rate adjustment	(0.2)	—
Net adjustment to accumulated other comprehensive income (net of income taxes of $(2.6) million and $0.2 million in 2019 and 2018, respectively)	5.9	(0.5)
Accumulated other comprehensive income at end of plan year	$1.5	$(4.4)

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2019 and 2018, net of income tax:

	As of December 31,
(in millions)	2019	2018
Net loss / (gain)	$5.9	$(0.6)
Amortization of net (loss) gain	0.2	0.2
Total amortization expenses	$6.1	$(0.4)

The discount rates used in the calculation of other post-retirement benefits and cost as of December 31 were:

	2019	2018	2017
Expatriate health plan
Discount rate	2.85%	3.90%	3.25%
Mexican health plan
Weighted average discount rate	7.15%	8.45%	7.80%

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Expected
Year	Benefit Payments
(in millions)
2020	$1.3
2021	1.3
2022	1.3
2023	1.4
2024	1.4
2025 to 2029	7.3
Total	$14.0

Expatriate Health Plan

For measurement purposes for pre 65 year old participants, a 5.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2019 which gradually decrease to 4.2%. For post 65 year old the annual rate of increase in the per capita cost for 2019 is 5.2% which is assumed to decrease gradually to 4.0%.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumed health care cost trend rates can have a significant effect on amounts reported for health care plans. However, because of the size of the Company’s plan, a one percentage-point change in assumed health care trend rate would not have a significant effect.

Mexican Health Plan

For measurement purposes, a 4.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2019 and remains at that level thereafter.

An increase in other benefit cost trend rates have a significant effect on the amount of the reported obligations, as well as component cost of the other benefit plan. One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage
	Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$1.4	$0.9
Effect on the post-retirement benefit obligation	$18.8	$12.2

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

Environmental capital investments in years 2019, 2018 and 2017, were as follows (in millions):

	2019	2018	2017
Peruvian operations	$18.6	$59.3	$93.7
Mexican operations	64.3	43.5	128.9
	$82.9	$102.8	$222.6

Peruvian operations: The Company’s operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through the Ministry of Environment (“MINAM”) conducts annual audits of the Company’s Peruvian mining and metallurgical operations. Through these environmental audits, matters related to environmental obligation, compliance with legal requirements, atmospheric emissions, effluent monitoring and waste management are reviewed. The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations. Peruvian law requires that companies in the mining industry provide assurances for future mine closure and remediation. In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM. See Note 10 “Asset retirement obligation,” for further discussion of this matter.

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defines new AQS for daily sulfur dioxide in the air. As of December 31, 2019, the Company maintains a lower daily average level of µg/m3 of SO2, than those required by the new AQS.

Soil Environmental Quality Standards (“SQS”): In 2013, the Peruvian government enacted SQS applicable to any existing facility or project that generates or could generate the risk of soil contamination in its area of operation or

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

influence. In March 2014, MINAM issued a supreme decree, which established additional provisions for the gradual implementation of SQS.

In accordance with the regulatory requirements, the Company has been working on the characterization phase and a Soil Decontamination Plan (“SDP”) for environmentally impacted sites in each of its operating units (Toquepala, Cuajone, and Ilo) with the assistance of consulting companies. The Toquepala and Cuajone SDP were presented to the authorities for review and approval during the third quarter of 2019, and the Ilo SDP was submitted in January 2020.

While the Company believes that there is a reasonable possibility that a potential loss contingency may exist, it cannot currently reasonably estimate the amount of the contingency. The Company believes that a reasonable determination of the loss will be possible once the characterization study and the SDP are reviewed and approved by the Peruvian government, which is expected for 2020. At that time the Company will be in a position to estimate the remediation cost. Furthermore, the Company does not believe that it can estimate a reasonable range of possible costs until the noted studies have substantially progressed and therefore is not able to disclose a range of costs that is meaningful.

Climate Change: On April 17, 2018, the Peruvian government enacted Law N. 30754, establishing a Climate Change Framework. Through this law, promoting public and private investment in climate change management is declared to be of national interest. The law proposes to create an institutional framework to address climate change in Peru, outlining new measures, particularly with respect to climate change mitigation. It includes, for example, provisions dealing with: increasing carbon capture and use of carbon sinks; afforestation and reforestation practices; land use changes; and sustainable systems of transportation, solid waste management, and energy systems. It was the first Latin American climate change framework law to incorporate responsibilities from the Paris Agreement. Regulations to this law were enacted by Supreme Decree 013-2019 published on December 31, 2019 and are applicable to all Peruvian institutions and agencies. It is expected that further Peruvian regulations would be applicable to non-governmental entities. The Company anticipates initiating a multi-year process to adopt applicable reporting recommendations of the Task-Force on Climate Related Financial Disclosures (TCFD) once new Peruvian climate change regulations applicable to non-governmental entities are implemented. The Company is committed to the environment and to manage climate-related impacts. The Company’s focus is to seek continuous improvement in the responsible use of natural resources while complying with strict applicable legal standards for prevention, mitigation, control and remediation of environmental impacts. Implementing continuous improvement in the Company’s processes allows greater efficiency in the use and consumption of energy, water, and other natural resources.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Guaymas sulfuric acid spill:

On July 9, 2019, there was an incident at the Company´s Marine Terminal in Guaymas, Sonora, that caused the discharge of approximately three cubic meters of sulfuric acid into the sea in the industrial port area.

The Guaymas bay has an estimated water volume of 340 million cubic meters. The discharge of sulfuric acid was quickly diluted upon entering in contact with the sea’s alkaline conditions and was naturally and immediately neutralized. As a result the discharge was considered harmless, and it was found that neither the flora nor fauna of the port area were affected, according to the report from the Ministry of Navy.

On July 10, 2019, the Mexican Environmental Protection Agency (“PROFEPA”) made a first inspection of the area, concluding that the Company executed all the correct procedures in order to contain the discharge, and no reference was made to the existence of negative impacts on the environment resulting from the incident.

On Friday, July 19, 2019, PROFEPA revisited the facilities to carry out a second inspection, declaring a partial temporary shutdown related only to the storage process and transportation of sulfuric acid at the terminal, arguing the absence of an authorization of environmental impact. It is important to note that these facilities have been in operation since 1979, prior to the 1988 Mexican General Law of Ecological Balance and the Protection of the Environment. Therefore, these licenses are not a requirement for companies that have been operating before the aforementioned law. In addition, in 2009 the facility was awarded by PROFEPA a certification of “Clean Industry and Environmental Quality”, which was subsequently renewed four times (for a two-year period~~s~~ each time).

The Company does not know the reasons or causes for this partial and temporary closure, but it will continue cooperating with the environmental authorities in order to provide certainty that the operation is in strict compliance with the environmental regulations. The Company expects the environmental authorities to suspend the partial temporary shutdown, once they resolve their concerns. Currently, the Company does not expect any impact on its operations. As of December 31, 2019, the matter is pending resolution.

Climate Change:

Grupo Mexico, the indirect parent of SCC, has for more than 10 years issued sustainability reports under the Global Reporting Initiative (GRI). Grupo Mexico also participates in different Mexican and international reporting programs such as the Greenhouse Gases (GHG) Mexico Program and the Carbon Disclosure Program (CDP). Since 2013, GHG and CDP have signed a memorandum of understanding to work on aligning their reporting frameworks. Grupo Mexico’s 2018 CDP questionnaire included responses to the Task Force on Climate-Related Disclosure or TCFD concerns. In compliance with the 2012 Mexican Climate Change Law Grupo Mexico’s GHG emissions are reported and verified

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

independently. Grupo Mexico’s Sustainability Reports disclosing inventories of GHG emissions can be located at http://www.gmexico.com/site/en/sustainable/sustainability_reports.html. On October 18, 2017, Grupo Mexico was selected to join the S&P Sustainability Indices MILA Pacific Alliance (DJSI MILA). This regional sustainability index included for 2017, 42 leading companies in sustainability from the countries that form part of the Pacific Alliance: Mexico, Chile, Colombia and Peru.

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

Litigation matters:

Peruvian operations

The Tia Maria Mining Project

There are four lawsuits filed against the Peruvian Branch of the Company related to the Tia Maria project. The lawsuits seek (i) to declare null and void the resolution which approved the Environmental Impact Assessment of the project; (ii) the cancellation of the project and the withdrawal of mining activities in the area and (iii) to declare null and void the mining concession application of the Tia Maria project. The lawsuits were filed by Messrs. Jorge Isaac del Carpio Lazio (filed May 22, 2015), Ernesto Mendoza Padilla (filed May 26, 2015), Juan Alberto Guillen Lopez (filed June 18, 2015) and Junta de Usuarios del Valle del Tambo (filed April 30, 2015).

The del Carpio Lazio case was rejected by the court of first instance on November 14, 2016. The plaintiff filed an appeal before the Superior Court on January 3, 2017. On January 9, 2018, the lawyers of both parties presented their respective arguments before the Appellate Court. On March 8, 2018, the Appellate Court issued its final decision, which upholds the ruling of the Court of first instance. On April 27, 2018, the plaintiff filed an extraordinary appeal before the Supreme Court. As of December 31, 2019, the case remains pending resolution.

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. As of December 31, 2019, the Company has not received notice of the lawsuit from the lower court.

The Guillen Lopez case is currently before the lower court. On July 19, 2019, the oral arguments took place. On January 7, 2020, the Judge decided to suspend the proceeding until the del Carpio Lazio case is concluded. Therefore, as of December 31, 2019, the case remains pending resolution.

.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. On May 2016, the Company was included in the process, after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. As of December 31, 2019, the case remains pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization, since 1995. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of December 31, 2019, the case remains pending resolution. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. The amount of this contingency cannot be reasonably estimated by management at this time.

Mexican operations

The 2014 Accidental Spill at Buenavista Mine

In relation to the 2014 accidental spill of copper sulfate solution that occurred at a leaching pond of the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for the environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and remains pending resolution as of December 31, 2019.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Two of the collective action lawsuits have been dismissed by the court. As of December 31, 2019, three lawsuits continue in process: two were filed by Acciones Colectivas de Sinaloa, A.C. and one was filed by Defensa Colectiva, A.C.; who have requested precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. During the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Del Cid Rivera et al. During the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages, such lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria Peña Molina, et al; those actions were dismissed by the court, because of their expiration. As of December 31, 2019, forty-five cases remain pending resolution.

During 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al which established two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. During the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. During the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. Regarding the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution which established that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures, with no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court and as a result, has informed the corresponding Judge about its compliance with the resolution, in which BVC was imposed additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period six months period; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, for which six months are granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions that are imposed. The foregoing does not impact BVC’s operations. Likewise, it is noted that the lawsuits promoted by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of December 31, 2019, the remaining cases are pending resolution.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of minerals, and transportation contracts entered into between the Company’s subsidiaries and subsidiaries of Grupo Mexico.

In October 2019, the plaintiff amended the complaint to include claims related to certain administrative services contracts between the Company’s subsidiaries and Grupo Mexico. The amended complaint alleges, among other things, that the construction contracts, the mineral contracts, the transportation contracts, and the administrative services contracts were unfair as a result of breaches of fiduciary duties and the Company’s charter. The amended complaint seeks, among other things, unspecified monetary damages. In January 2020, the Company, the current and former Directors, and Grupo Mexico responded to the complaint by filing motions to dismiss. The plaintiff must respond on or before March 13, 2020 to the motions. Because the Company has not formed a conclusion as to whether an unfavorable outcome is either probable or remote, the Company expresses no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Labor matters:

Peruvian operations: 65% of the Company's 4,890 Peruvian employees were unionized at December 31, 2019. Currently, there are six separate unions, one large union and five smaller unions. In June 2018, the Company signed a three-year collective bargaining agreement with one of the smaller unions. This agreement includes, among other things, annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/ 45,000 (approximately $13,600) which was recorded as labor expense. In August 2018, the Company signed a three-year collective bargaining agreement with three additional unions. This agreement includes, among other things, annual salary increases of 5% for each year starting December 2018, and a signing bonus of S/ 45,000 (approximately $13,600) which was recorded as labor expense. In March 2019, the Company signed an agreement with one additional union. The agreement also included annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/45,000 (approximately $13,600) which was recorded as labor expense in the first quarter of 2019.

In November 2019, the Company signed two agreements with the remaining union, one of them for one year and the other one consisting of a three-year collective bargaining agreement. The agreements also included annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/15,000 (approximately $4,500) for the one-year agreement and S/45,000 for the three-year agreement (approximately $13,600) which were recorded as labor expense in the fourth quarter of 2019.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement of their labor environment, as its workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that will hold the collective bargaining agreement at the San Martín mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martín mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized again the election results from February 28, 2018; in which the National Federation of Independent Unions won by a majority. During the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice and it is still pending resolution. The Company undertook a major restoration plan at the San Martin mine with a budget of $97.7 million. At December 31, 2019, the plan is in progress with a total expense of $73.6 million.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of December 31, 2019, the case remains pending resolution without further developments.

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

Other commitments:

Peruvian Operations

Tia Maria:

On August 1, 2014, the Company received the final approval of Tia Maria’s Environmental Impact Assessment (“EIA”). On July 8, 2019, the Company received the construction permit for this 120,000 ton annual SX-EW copper greenfield project with a total capital budget of $1,400 million. This permit was obtained after completing an exhaustive review process of environmental and social matters, complying with all established regulatory requirements and addressing all observations raised.

On July 15, 2019, anti-mining groups staged a violent demonstration affecting economic as well as other activities in the Islay province. These actions were followed by the filing of three complaints, sponsored by groups opposing the Tia Maria project, with the Mining Council, which is the Peruvian administrative authority responsible to resolve on these complaints. The Mining Council temporarily suspended the construction permit on August 8, 2019 until a decision was reached on the merits of the complaints. On October 7, 2019, as part of the process, the Mining Council conducted a hearing on the complaints and the Company’s position. On October 30, 2019, the Mining Council of the Peruvian Ministry of Energy and Mines ratified the construction permit for the Tia Maria project.

In coordination with the Peruvian Government, Southern Copper continues to work on common grounds for dialogue with the neighboring communities to address any concerns they may have on the project and is awaiting the proper economic and political conditions to move ahead with the project. Meanwhile, the Company reiterates its commitment to delay the construction of the project.

The Company´s commitment is to guarantee the population of Islay that the Tia Maria project will not adversely affect other local economic activities. The project will use only desalinated seawater for its operations and, for the transportation of its supplies and copper production, the Company will build a 32 kilometer industrial railway and an access road at a safe distance from the Tambo Valley.

The Company´s social programs in education, healthcare and productive development will continue to improve the quality of life and the agricultural and livestock activities in the Tambo Valley, as well as develop fishing and tourism in Islay. During the construction and operation phase, hiring local labor will be a priority. The Company has launched in June the free technical training program “Forging the Future”, which will benefit 700 persons in this province in 2019-20. After training, the participants will be eligible to apply for one of the estimated 9,000 jobs (3,600 direct and 5,400 indirect) required during the Tia Maria construction phase.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

When in operation, the Company expects Tia Maria will generate a significant contribution through mining royalties and taxes from day-one and will directly employ 600 workers and indirectly provide jobs to another 4,200.

Tia Maria’s project budget is approximately $1.4 billion, of which $338.7 million has been invested through December 31, 2019. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and consequently, no emissions are released into the atmosphere.

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

Toquepala Concentrator Expansion:

The project budget is $1.3 billion, of which $1,280.1 million has been invested through December 31, 2019. This project has increased Toquepala’s annual copper production to 258,000 tons in 2019, a 51.5% production increase, when compared to 2018. The construction of the project was completed and the project began production in the fourth quarter of 2018. Full production was reached in the second quarter of 2019.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala's neighboring communities. The total amount committed for these purposes is S/ 445.0 million (approximately $134.2 million).

As the Toquepala expansion project has been completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $59.1 million in its consolidated financial statements as of December 31, 2019.

In addition, the Company has committed S/ 0.7 million (approximately $0.2 million) for the construction of three infrastructure projects in the Tacna region under the “social investment for taxes” (obras por impuestos) program which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company is part of a “development roundtable” in which the local municipal authorities, the community representatives and the Company discuss the social needs and the way the Company could contribute to sustainable development in the region. As part of this, the roundtable is discussing the creation of a Moquegua Region Development Fund for which the Company has offered a contribution of S/ 700 million (approximately $211.0 million). While final funding is not yet settled, the Company has committed to contribute S/

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

108.5 million (approximately $32.7 million) in advance, which is being utilized in an educational project and S/ 48.4 million (approximately $14.6 million) for a residual water treatment plant in Ilo, a sea-wall embankment and a fresh water facility at El Algarrobal.

In addition, the Company has committed S/ 59.5 million (approximately $17.9 million) for the construction of two infrastructure projects in the Moquegua region under the “social investment for taxes” (obras por impuestos) program which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements:

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatt (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.
●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects for ten years starting on May 1, 2017 and ending after ten years of commercial operation of the Toquepala Expansion or on April 30, 2029; whichever occurs first.

Mexican operations

Power purchase agreements:

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 17 “Related party transactions”.

●	Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations. For further information, please see Note 17 “Related party transactions”.

Corporate operations

Commitment for Capital projects:

As of December 31, 2019, the Company has committed approximately $198.2 million for the development of its capital investment projects.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 7 “Income taxes”).

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—STOCKHOLDERS’ EQUITY

Treasury Stock:

Activity in treasury stock in the years 2019 and 2018 was as follows (in millions):

	2019	2018
Southern Copper common shares
Balance as of January 1,	$2,768.3	$2,768.7
Used for corporate purposes	(0.4)	(0.4)
Balance as of December 31,	2,767.9	2,768.3

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	251.3	232.4
Other activity, including dividend, interest and foreign currency transaction effect	29.7	18.9
Balance as of December 31,	281.0	251.3
Treasury stock balance as of December 31,	$3,048.9	$3,019.6

SCC shares of common stock in treasury:

At December 31, 2019 and 2018, treasury stock holds 111,537,217 shares and 111,551,617 shares of SCC’s common stock with a cost of $2,767.9 million and $2,768.3 million, respectively. The shares of SCC’s common stock held in treasury are used for Director’s stock award plans and available for general corporate purposes.

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

There has not been activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price of SCC common shares at December 31, 2019 was $42.48 and the maximum number of shares that the Company could purchase at that price is 1.9 million shares.

Grupo Mexico’s direct and indirect ownership remains at 88.9% as of December 31, 2019.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company. Under this plan, participants received 1,200 shares of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper common stock have been reserved for this plan. On April 26, 2018, the Company’s stockholders approved a five-year extension of the Plan until January 28, 2023 and an increase of the shares award from 1,200 to 1,600. The fair value of the award is measured each year at the date of the grant. In 2019 and 2018 the stock based compensation expense under this plan equaled $0.4 million for each of these years.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity of this plan for the years ended December 31, 2019 and 2018 was as follows:

	2019	2018
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(362,800)	(346,800)
Granted in the period	(14,400)	(16,000)
Total shares granted at December 31,	(377,200)	(362,800)
Remaining shares reserved	222,800	237,200

Parent Company common shares:

At December 31, 2019 and 2018, there were in treasury 93,082,532 and 100,188,809 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the years ended December 31, 2019, 2018 and 2017 and the unrecognized compensation expense under this plan were as follows (in millions):

	2019	2018	2017
Stock based compensation expense	$0.6	$0.6	$0.6
Unrecognized compensation expense	$2.0	$2.6	$3.2

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the stock award activity of this plan for the years ended December 31, 2019 and 2018:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2019	1,840,336	$2.63
Granted	—	—
Exercised	(460,602)	$2.63
Forfeited	—	—
Outstanding shares at December 31, 2019	1,379,734	$2.63

Outstanding shares at January 1, 2018	2,293,120	$2.63
Granted	—	—
Exercised	(452,784)	$2.63
Forfeited	—	—
Outstanding shares at December 31, 2018	1,840,336	$2.63

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

The stock based compensation expense for the year ended December 31, 2019 and the unrecognized compensation expense under this plan were as follows (in millions):

2019
Stock based compensation expense	$0.7
Unrecognized compensation expense	$4.5

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the stock award activity of this plan for the years ended December 31, 2019 and 2018:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2019	2,782,424	1.86
Granted	1,238,169	1.86
Exercised	(17,695)	1.86
Forfeited	—	—
Outstanding shares at December 31, 2019	4,002,898	1.86
Outstanding shares at January 1, 2018	—	—
Granted	2,782,424	1.86
Exercised	—	—
Forfeited	—	—
Outstanding shares at December 31, 2018	2,782,424	1.86

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies. Under this plan, participants will receive incentive cash bonuses which are used to purchase shares of Grupo Mexico which are deposited in a trust.

Retained earnings:

As part of the settlement of claims brought on behalf of the Company and its shareholders against Grupo Mexico, AMC and certain current and former directors (together with Grupo Mexico and AMC, the ‘‘Defendants’’) a dividend of $0.44428 per share was paid on February 21, 2019 to shareholders of record at the close of business on February 11, 2019, other than the Defendants. The settlement dividend, totaling $36.5 million was an obligation of Grupo Mexico and

AMC and therefore, have been funded by them. In addition, Grupo Mexico and AMC paid $13.5 million of legal fees.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—FAIR VALUE MEASUREMENT:

Subtopic 820-10 of ASC “Fair value measurement and disclosures -Overall” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under Subtopic 820-10 are described below:

Level 1 -Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 -Inputs that are observable, either directly or indirectly, but do not qualify as Level 1 inputs. (i.e., quoted prices for similar assets or liabilities).

Level 3 -Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheet as of December 31, 2019 and December 31, 2018 (in millions):

	At December 31, 2019		At December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	$6,190.6	$7,675.3	$5,210.7	$5,540.0
Long-term debt level 2	750.2	776.1	749.4	761.7
Total long-term debt	$6,940.8	$8,451.4	$5,960.1	$6,301.7

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as of December 31, 2019 and 2018, as follows (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$80.0	$80.0	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.4	—	0.4	—
Mortgage backed securities	0.3	—	0.3	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	326.5	326.5	—	—
Molybdenum	126.8	126.8	—	—
Total	$534.0	$533.3	$0.7	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$213.1	$213.1	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.4	—	0.4	—
Mortgage backed securities	0.3	—	0.3	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	274.3	274.3	—	—
Molybdenum	107.4	107.4	—	—
Total	$595.5	$594.8	$0.7	$—

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

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company invests or maintains available cash with various banks, principally in the United States, Mexico, Europe and Peru, or in commercial papers of highly-rated companies. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions. At December 31, 2019, SCC had invested its cash and cash equivalents and short-term investments as follows:

	$ in	% of total	% in one institution
Country	million	cash (1)	of country	of total cash
United States	$1,726.7	86.1%	14.2%	12.2%
Switzerland	126.3	6.3%	100.0%	6.3%
Peru	24.6	1.2%	72.5%	0.9%
Mexico	128.2	6.4%	87.0%	5.6%
Total cash and short-term investment	$2,005.8	100.0%
(1)	97.4% of the Company’s cash is in U.S. dollars.

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

The Company’s largest customers as percentage of accounts receivable and total sales were as follows:

	2019	2018	2017
Accounts receivable trade as of December 31,
Five largest customers	37.6%	34.2%	28.4%
Largest customer	13.0%	10.9%	8.2%

Total sales in year
Five largest customers	28.0%	28.4%	25.1%
Largest customer	10.4%	9.3%	8.8%

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

Receivable and payable balances with related parties are shown below (in millions):

	At December 31,
	2019	2018
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$10.8	$74.4
Americas Mining Corporation (“AMC”)	—	11.0
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	0.1	0.2
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.3	1.4
Ferrocarril Mexicano, S.A. de C.V.	—	0.1
Grupo Mexico	2.7	2.7
Mexico Generadora de Energia S. de R.L. ("MGE")	15.3	10.3
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.2	0.6
Related to the controlling group:
Boutique Bowling de Mexico S.A. de C.V.	0.1	0.3
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.4	0.1
Operadora de Cinemas S.A. de C.V.	0.1	0.4
	$30.0	$101.5

Related parties receivable non-current:
Grupo Mexico and affiliates:
Asarco LLC	$59.5	—

Related parties payable:
Grupo Mexico and affiliates:
Asarco LLC	$4.3	$4.1
AMMINCO	16.9	8.0
Eolica El Retiro, S.A.P.I. de C.V.	—	1.0
Ferrocarril Mexicano S.A. de C.V.	6.4	6.4
Grupo Mexico	1.1	0.6
MGE	40.2	40.6
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	16.0	14.4
Related to the controlling group:
Boutique Bowling de Mexico S.A. de C.V.	0.2	0.1
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	1.2	—
Operadora de Cinemas S.A. de C.V.	0.1	0.1
	$86.4	$75.3

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Purchase activity
Asarco LLC	$37.6	$37.2	$37.2
AMMINCO	17.8	8.0	—
Eolica El Retiro, S.A.P.I. de C.V.	2.9	3.6	3.3
Ferrocarril Mexicano, S.A. de C.V.	44.1	41.7	43.5
Grupo Mexico	10.0	10.1	14.0
MGE	202.2	200.1	223.7
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	71.0	79.8	152.9
Total purchases	$385.6	$380.5	$474.6
Sales activity
Asarco LLC	$11.3	$81.8	$96.2
AMMINCO	0.1	0.3	—
Compania Perforadora Mexico, S.A.P.I. de C.V. and affiliates	—	—	0.2
Ferrocarril Mexicano, S.A. de C.V.	0.1	—	—
Grupo Mexico	—	—	0.2
MGE	47.4	68.2	101.0
Total sales	$58.9	$150.3	$197.6

Grupo Mexico, the parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company. These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services. In 2018, AMMINCO, a subsidiary of Grupo Mexico, began providing these services for the Company's Peruvian operations. The Company pays Grupo Mexico and AMMINCO for these services and expects to continue requiring these services in the future. In 2018, the Company sold vehicles to AMMINCO.

In 2019 and 2018, the Company donated $9.6 million and $6.2 million, respectively, to Fundacion Grupo Mexico,A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations.

In addition, in December 2018, in accordance with the Company´s tax sharing agreement with its parent, the Company´s Peruvian operations advanced $11 million to AMC for the payment of the Company's GILTI tax that later was determined not to be necessary. This amount was reimbursed to the Company in the first quarter of 2019.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying 5.2% of its power output to third-party energy users; compared to 17.1% at December 31, 2018.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro, a windfarm with 37 wind turbines. This company started operations in January 2014 and started to sell power to Industrial Minera Mexico and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro is supplying approximately 18.2% of its power output to IMMSA; compared to 18% at December 31, 2018.

The Company sold copper cathodes and rod, as well as sulfuric acid, silver and gold to Asarco LLC.

In September 2019, Asarco LLC signed a promissory agreement to pay to the Company´s Mexican operations $62.0 million plus interest no later than October 31, 2021, with quarterly payments of $0.5 million. The annual interest rate of the note is Libor plus 200 basis points, 4.08513%, which will be reviewed annually. As of December 31, 2019, $59.5 million is recorded in a separate line as a long-term related party receivable in the consolidated balance sheet. Related to this agreement, the Company recorded interest income of $2.3 million in 2019.

In addition, the Company received fees for building rental and maintenance services provided to Perforadora Mexico S.A.P.I de C.V., and for natural gas and services provided by MGE, all subsidiaries of Grupo Mexico.

Companies with relationships with the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.4	$0.3	$0.3
Mextransport	2.3	12.4	1.3
Operadora de Cinemas S.A. de C.V.	0.2	0.2	0.1
Total purchases	$2.9	$12.9	$1.7

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$0.2	$0.2
Empresarios Industriales de Mexico, S.A. de C.V.	0.2	—	—
Mextransport	1.8	1.2	0.3
Operadora de Cinemas S.A. de C.V.	0.1	0.1	0.2
Total sales	$2.2	$1.5	$0.7

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MexTransport provides aviation services to the Company’s Mexican operations. This is a company controlled by the Larrea family.

In addition, the Company received fees for building rental and maintenance services provided to Boutique Bowling de Mexico S.A de C.V. and Operadora de Cinemas S.A. de C.V. The Company also received fees for building rental as well as aircraft operation services provided to Mextransport. The Company´s Mexican operations received fees for security services provided to Empresarios Industriales de Mexico, S.A. de C.V. This is also a company controlled by the Larrea family.

Equity Investment in Affiliate: The Company has a 44.2% participation in Compañia Minera Coimolache S.A. (“Coimolache”), which it accounts for on the equity method. Coimolache owns Tantahuatay, a gold mine located in northern Peru.

In addition, the Company has a 30.0% participation in Apu Coropuna S.R.L. (“Apu Coropuna”), which it accounts for on the equity method. Apu Coropuna is a company, which undertakes exploration activities in the Pucay prospect, located in Arequipa, Peru.

It is anticipated that in the future the Company will enter into similar transactions with these same parties.

Companies with relationships with SCC executive officers:

In 2019 and 2018, the Company did not have purchase activities with companies having relationships with SCC executive officers. In 2017 the Company purchased industrial material from these companies amounting to $0.2 million. It is anticipated that in the future the Company will not enter into similar transactions with these same parties.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company has determined that it is necessary to classify the Peruvian open-pit operations as a separate operating segment from the Mexican open-pit operations due to the very distinct regulatory and political environments in which they operate. The Company’s senior management must consider the operations in each country separately when analyzing results of the Company and making key decisions. The open-pit mines in Peru must comply with stricter environmental rules and must continually deal with a political climate that has a very distinct vision of the mining industry as compared to Mexico. In addition, the collective bargaining agreement contracts are negotiated differently in each of the countries. These key differences result in the Company taking varying decisions with regards to open-pit operations in the two countries.

The IMMSA segment includes five mines whose minerals are processed in the same refinery. This segment also includes an underground coal mine. Sales of product from this segment are recorded as revenues of the Company’s IMMSA unit. While the Mexican underground mines are subject to a very similar regulatory environment of the Mexican open-pit mines, the nature of the products and processes of two Mexican operations vary distinctly. These differences cause the Company’s senior management to take a very different approach when analyzing results and making decisions regarding the two Mexican operations.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial information relating to Company’s segments is as follows:

	Year Ended December 31, 2019
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$3,963.9	$381.6	$2,940.1	$—	$7,285.6
Intersegment sales	—	83.2	—	(83.2)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,613.1	380.3	1,702.1	(89.1)	3,606.4
Selling, general and administrative	78.6	7.9	38.5	6.8	131.8
Depreciation, amortization and depletion	351.9	52.3	328.1	32.1	764.4
Exploration	1.8	9.0	16.5	2.7	30.0
Operating income	$1,918.5	$15.3	$854.9	$(35.7)	2,753.0
Less:
Interest, net					(319.5)
Other income (expense)					(7.0)
Income taxes					(945.3)
Equity earnings of affiliate					10.7
Non-controlling interest					(6.1)
Net income attributable to SCC					$1,485.8
Capital investment	$244.3	$106.3	$350.1	$6.8	$707.5
Property and mine development, net	$4,648.5	$497.1	$3,879.2	$346.2	$9,371.0
Total assets	$8,081.9	$837.6	$5,017.9	$2,470.0	$16,407.4

	Year Ended December 31, 2018
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$4,075.9	$448.6	$2,572.2	$—	$7,096.7
Intersegment sales	—	79.3	—	(79.3)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,611.0	377.2	1,509.4	(88.6)	3,409.0
Selling, general and administrative	55.3	8.5	36.7	2.1	102.6
Depreciation, amortization and depletion	360.4	47.6	237.4	28.9	674.3
Exploration	2.0	5.3	18.5	3.8	29.6
Operating income	$2,047.2	$89.3	$770.2	$(25.5)	2,881.2
Less:
Interest, net					(261.1)
Other income (expense)					(30.7)
Income taxes					(1,053.5)
Equity earnings of affiliate					12.3
Non-controlling interest					(5.2)
Net income attributable to SCC					$1,543.0
Capital investment	$266.8	$60.0	$774.0	$20.6	$1,121.4
Property and mine development, net	$4,783.8	$448.3	$3,797.2	$374.5	$9,403.8
Total assets	$8,165.2	$930.2	$4,813.1	$379.1	$14,287.6

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2017
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

The following table presents information regarding the opening and closing balances of receivables by reporting segment of the Company for the three years ended December 31, 2019 (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of December 31, 2019:
Trade receivables	$477.8	$38.0	$317.1	$—	$832.9
Related parties, current	22.1	—	—	7.9	30.0
Related parties, non-current	59.5	—	—	—	59.5

As of December 31, 2018:
Trade receivables	$505.9	$50.5	$266.0	$—	$822.4
Related parties	81.6	—	—	19.9	101.5

As of December 31, 2017:
Trade receivables	$556.2	$79.7	$254.7	$—	$890.6
Related parties	18.0	—	—	8.1	26.1

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SALES VALUE PER SEGMENT:

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three years ended December 31, 2019 (in millions):

	Year Ended December 31, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$3,314.9	$42.0	$2,535.3	$(46.9)	$5,845.3
Molybdenum	341.0	—	208.4	—	549.4
Zinc	—	280.1	—	(2.3)	277.8
Silver	185.9	82.7	85.6	(29.9)	324.3
Other	122.1	60.0	110.8	(4.1)	288.8
Total	$3,963.9	$464.8	$2,940.1	$(83.2)	$7,285.6

	Year Ended December 31, 2018
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$3,459.1	$45.6	$2,251.2	$(48.1)	$5,707.8
Molybdenum	342.5	—	167.4	—	509.9
Zinc	—	328.7	—	(0.1)	328.6
Silver	175.3	83.5	69.5	(28.1)	300.2
Other	99.0	70.1	84.1	(3.0)	250.2
Total	$4,075.9	$527.9	$2,572.2	$(79.3)	$7,096.7

	Year Ended December 31, 2017
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
(in millions)	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$3,480.2	$37.2	$1,996.4	$(37.3)	$5,476.5
Molybdenum	224.0	—	129.4	—	353.4
Silver	170.7	71.9	70.6	(26.9)	286.3
Zinc	—	327.2	—	(0.6)	326.6
Other	97.8	73.2	47.7	(7.0)	211.7
Total	$3,972.7	$509.5	$2,244.1	$(71.8)	$6,654.5

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NET SALES AND GEOGRAPHICAL INFORMATION:

The geographic breakdown of the Company’s sales for the three years ended December 31, 2019 was as follows (in millions):

	Year Ended December 31, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,262.2	$352.9	$—	$(83.2)	$1,531.9
United States	1,054.9	6.2	134.5	—	1,195.6
Peru	1.6	—	338.4	—	340.0
Brazil	—	17.3	194.4	—	211.7
Chile	1.2	—	190.1	—	191.3
Other American countries	37.6	2.2	3.3	—	43.1
Europe:
Switzerland	780.9	36.7	355.8	—	1,173.4
Italy	45.1	13.3	238.6	—	297.0
Spain	186.1	—	—	—	186.1
Other European countries	92.8	24.9	256.9	—	374.6
Asia:
Singapore	345.4	10.4	611.1	—	966.9
Japan	59.9	—	440.9	—	500.8
Other Asian countries	96.2	0.9	176.1	—	273.2
Total	$3,963.9	$464.8	$2,940.1	$(83.2)	$7,285.6

	Year Ended December 31, 2018
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,343.0	$385.6	$—	$(79.3)	$1,649.3
United States	1,008.0	6.6	244.0	—	1,258.6
Peru	—	—	390.4	—	390.4
Brazil	—	43.8	228.1	—	271.9
Chile	—	—	136.3	—	136.3
Other American countries	60.6	3.8	1.4	—	65.8
Europe:
Switzerland	453.3	43.4	156.7	—	653.4
Italy	20.6	21.7	305.0	—	347.3
Spain	169.4	—	—	—	169.4
Other European countries	234.8	19.9	124.9	—	379.6
Asia:
Singapore	528.8	2.2	538.2	—	1,069.2
Japan	71.8	—	411.6	—	483.4
Other Asian countries	185.6	0.9	35.6	—	222.1
Total	$4,075.9	$527.9	$2,572.2	$(79.3)	$7,096.7

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2017
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

PROVISIONAL SALES PRICE:

At December 31, 2019, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the year-end market price per pound. These sales are subject to final pricing based on the average monthly copper prices on the London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2019:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	116.8	2.80	January through March 2020
Molybdenum	13.7	9.20	January through March 2020

Provisional sales price adjustments included in accounts receivable and net sales were as follows at December, 31 (in millions):

	At December 31,
	2019	2018
Copper	$4.0	$(7.6)
Molybdenum	(8.2)	(2.4)
Total	$(4.2)	$(10.0)

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LONG-TERM SALES CONTRACTS:

The following are the significant outstanding long-term contracts:

In 2019, a three year copper cathodes sales agreement was signed with Mitsui, with shipments beginning in 2020. Mitsui and the Company will negotiate market terms and conditions for annual contracts no later than November 30 of the year prior to shipment. The contract considers the following annual volumes of copper cathodes; 48,000 tons for each of the years from 2020 through 2022. Failure to reach an agreement on market terms would cancel the annual contract but not the long-term agreement. Under the terms of the agreement all shipments would be to Asia and there are no exclusivity rights for Mitsui or commissions included. This contract may be renewed for additional years, upon the agreement of both parties.

Under the terms of a sales contract with Molymet Group (Molibdenos y Metales, S.A. and Sadaci N.V.), SPCC Peru Branch is required to supply approximately 70% of the molybdenum concentrates production from 2019 through 2022. The sale price of the molybdenum concentrate is based on the average of the High and Low “Daily Dealer Oxide” as published in “Platt’s Metals Daily”. The roasting charge deduction is agreed based on international market terms.

Under the terms of a sales contract with Molymex, S.A. de C.V., Operadora de Minas de Nacozari, S.A. de C.V. and Operadora de Minas e Instalaciones Mineras, S.A. de C. V. are required to supply at least the 80% of their molybdenum concentrates production from 2020 through 2023. The sale price of the molybdenum concentrate is based on the average of the High and Low “Daily Dealer Oxide” as published in “Platt’s Metals Daily”. The roasting charge deduction is negotiated based on international market terms.

NOTE 19—QUARTERLY DATA (unaudited)

	2019
(in millions, except per share data)	1st	2nd	3rd	4th	Year
Net sales	$1,753.4	$1,818.0	$1,859.5	$1,854.7	$7,285.6
Gross profit (1)	$727.7	$751.9	$752.7	$682.5	$2,914.8
Operating income	$693.7	$713.6	$713.8	$631.9	$2,753.0
Net income	$389.2	$404.4	$391.3	$307.0	$1,491.9
Net income attributable to SCC	$388.2	$402.4	$389.6	$305.6	$1,485.8
Per share amounts attributable to SCC:
Net earnings basic and diluted	$0.50	$0.52	$0.50	$0.40	$1.92
Dividend per share	$0.40	$0.40	$0.40	$0.40	$1.60

	2018
	1st	2nd	3rd	4th	Year
Net sales	$1,841.1	$1,837.2	$1,723.7	$1,694.7	$7,096.7
Gross profit (1)	$802.6	$822.9	$729.1	$658.8	$3,013.4
Operating income	$773.3	$787.6	$696.7	$623.6	$2,881.2
Net income (loss)	$471.9	$411.1	$370.7	$294.5	$1,548.2
Net income (loss) attributable to SCC	$470.7	$409.6	$369.4	$293.3	$1,543.0
Per share amounts attributable to SCC:
Net earnings basic and diluted	$0.61	$0.53	$0.48	$0.38	$2.00
Dividend per share	$0.30	$0.30	$0.40	$0.40	$1.40
(1)	Gross profit is the result of net sales less cost of sales (excluding depreciation, amortization and depletion) and less depreciation, amortization and depletion.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—SUBSEQUENT EVENTS:

DIVIDENDS:

On February 20, 2020, the Board of Directors authorized a dividend of $0.40 per share to be paid on March 24, 2020, to shareholders of record at the close of business on March 10, 2020.

OTHER COMPANY INFORMATION:

ANNUAL MEETING

The annual stockholders meeting of Southern Copper Corporation will be held on Thursday, April 30, 2020, at 9:00 am, Mexico City time, at Edificio Parque Reforma, Campos Eliseos 400, 9th Floor, Colonia Lomas de Chapultepec, Delegacion Miguel Hidalgo, C.P. 11000, Mexico City, Mexico.

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

STOCK EXCHANGE LISTING

The principal markets for SCC’s common stock are the NYSE and the Lima Stock Exchange (BVL). SCC’s common stock symbol is SCCO on both the NYSE and the Lima Stock Exchange.

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

Fax: (511) 512-0492

Website: www.southerncoppercorp.com

Email address: southerncopper@southernperu.com.pe

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNT ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2019, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2019, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
2.Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting,

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on the evaluation made under this framework, management concluded that as of December 31, 2019 such internal control over financial reporting is effective.

Our internal control over financial reporting as of December 31, 2019 has been audited by Galaz, Yamazaki, Ruiz Urquiza, S.C. member of Deloitte Touche Tohmatsu Limited, an independent registered public accounting firm, as stated in their report which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019 of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

Galaz, Yamazaki, Ruiz Urquiza, S.C.

Member of Deloitte Touche Tohmatsu Limited

/s/ DANIEL TOLEDO ANTONIO

C.P.C. Daniel Toledo Antonio
Mexico City, Mexico
February 28, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10, 11, 12, 13 AND 14

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the executive officers of the Company, their ages as of January 31, 2020 and their positions.

Name	Age	Position
German Larrea Mota‑Velasco	66	Chairman of the Board and Director
Oscar Gonzalez Rocha	81	President, Chief Executive Officer and Director
Raul Jacob Ruisanchez	61	Vice President, Finance, Treasurer and Chief Financial Officer
Julian Jorge Lazalde Psihas	51	Secretary
Andres Carlos Ferrero Ghislieri	51	General Counsel
Lina Vingerhoets Vilca	58	Comptroller
Edgard Corrales Aguilar	64	Vice President, Exploration
Raul Vaca Castro	60	General Auditor

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

Raul Jacob Ruisanchez has served as our Vice President, Finance and Chief Financial Officer since April 18, 2013. He was appointed Treasurer of the Company on April 28, 2016. He was our Comptroller from October 27, 2011 until April 18, 2013. He has held various positions focused primarily in financial planning, treasury, corporate finance, investor relations and project evaluation with the Company since 1992. In September 2011, he was appointed Director of Controller and Finance of the Company’s Peruvian Branch and Vice President and Chief Financial Officer of Southern Peru Limited, one of our subsidiaries. During the last four years (2016 – 2019), Mr. Jacob was considered by Institutional Investor among the top three Chief Financial Officers of the mining industry of Latin America. In 2010, he was ranked among the top three Investor Relations executives of the mining industry of Latin America by the same publication. From 2015 to through January 2017, he was Vice President of the Peruvian National Mining, Oil and Energy Association and President of its mining chapter. He is currently a member of its Executive Committee and Board. Mr. Jacob is currently a member of the consulting board of the MBA program (Finance) of the Universidad del Pacifico in Lima, Peru. Until March of 2010, he was President of the Strategic Studies Center of IPAE, an entrepreneurial association. Between 2004 and 2006, he was the President of the Finance Affairs Committee of the

American Chamber of Commerce of Peru. Mr. Jacob holds an economics degree from Universidad del Pacifico, a Master’s Degree from the University of Texas (Austin), a Degree in International Business Management from the Stockholm School of Economics and a Senior Manager Degree by the Instituto de Empresa Business School (IE) in Madrid.

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

Andres Carlos Ferrero Ghislieri, our General Counsel, has been a member of the Legal Department of our Peruvian Branch since December 1995. Prior to this, he served as a Technical Advisor to the World Bank’s Energy and Mines Technical Assistance Loan (EMTAL) Project assigned to the National Society of Mining, Energy and Petroleum. He has also worked as a mining law consultant for the South African Government from May to October 2001. He was elected Superintendent of the Legal Affairs and Legal Manager of the Peruvian Branch in March 2008 and July 2016 respectively. He is a member of the Board of Compañía Minera Los Tolmos, S.A. which is a subsidiary of the Company. He holds a law degree from the University of Lima, Peru and a Master of Law or LLM degree in Resources Law and Policy from Dundee University, United Kingdom.

Lina Vingerhoets Vilca, our Comptroller, has been the Assistant Comptroller of the Company since April 2015 and Controller of the Peruvian Branch of the Company since July 2015. Ms. Vingerhoets has worked for the Company’s Peruvian Branch in various capacities since 1991. From 2013 to 2015, she was in charge of Internal Control. From 2006 to 2015, she was in charge of Accounting Quality and SEC reporting. In addition, she has held other positions in Financial Planning, Finance and Accounting with the Company’s Peruvian Branch. Ms. Vingerhoets is a Peruvian certified public accountant and holds Accounting and MBA degrees from the Universidad del Pacifico, in Lima, Peru.

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

Raul Vaca Castro was elected as General Auditor, effective July 18, 2019. He has 32 years of experience with Grupo Mexico. Mr. Vaca Castro has been Director of Internal Audit of Minera México, a subsidiary of SCC since 2018. Previously, he was Director of Internal Audit of the infrastructure division of Grupo Mexico, as well as Deputy Director of Internal Control for the mining division of Grupo México. He was also comptroller of Minera Mexico Internacional and before this, he held several positions in different companies of Grupo Mexico. Mr. Vaca holds a bachelor’s degree in Accounting from the Universidad Nacional Autonoma de Mexico (UNAM). He holds an MBA from the Universidad del Valle de México, with a specialization in finance, having earned an honorable mention award, when receiving his diplomas in finance and taxes. Mr. Vaca is also an active member of the Colegio de Contadores Publicos de Mexico and the Institute of Internal Auditors of Mexico. He is also member of the Technical Commission of Internal Audit of the Colegio de Contadores Publicos de Mexico. He was a professor at the Facultad de Contaduria y Administracion of Universidad Nacional Autonoma de Mexico (UNAM).

Information in response to the additional disclosure requirements specified by Part III, Items 10, 11, 12, 13 and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 30, 2020, or will be provided by amendment to this Form 10-K, also to be filed no later than April 30, 2020.

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

The following financial statements of Southern Copper Corporation and its subsidiaries are included at the indicated pages of the document as stated below:

2.	Exhibits:

3.1	(a) Amended and Restated Certificate of Incorporation, filed on October 11, 2005.
(b) Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 2, 2006.
(c) Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 28, 2008.
3.2	By-Laws, as last amended on January 27, 2011.
4.1	(a) Indenture governing $600 million 7.500% Notes due 2035, by and among Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.
(b) Indenture governing $400 million 7.500% Notes due 2035, by and among Southern Copper Corporation, The Bank of New York, and The Bank of New York (Luxembourg) S.A.
4.2	Form of 6.375% Note (included in Exhibit 4.1).
4.3	Form of New 7.500% Note (included in Exhibit 4.2(a)).
4.4	Form of New 7.500% Note (included in Exhibit 4.2(b)).
4.5

Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of 5.375% Notes due 2020 and $1.1 billion of 6.750% Notes due 2040 were issued.

4.6

First Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.375% Notes due 2020 were issued.

4.7

Second Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 6.750% Notes due 2040 were issued.

4.8	Form of 5.375% Notes due 2020.
4.9	Form of 6.750% Notes due 2040.
4.10

Third Supplemental Indenture, dated as of November 8, 2012, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 3.500% Notes due 2022 were issued.

4.11

Fourth Supplemental Indenture, dated as of November 8, 2012, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.250% Notes due 2042 were issued.

4.12	Form of 3.500% Notes due 2022.

4.13	Form of 5.250% Notes due 2042.
4.14

Fifth Supplemental Indenture dated as of April 23, 2015, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 3.875% Notes due 2025 were issued.

4.15

Sixth Supplemental Indenture, dated as of April 23, 2015, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.875% Notes due 2045 were issued.

4.16	Form of 3.875% Notes due 2025.
4.17	Form of 5.875% Notes due 2045.
4.18	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1	Directors’ Stock Award Plan of the Company, as amended through January 28, 2023.
10.2

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub, Inc., Americas Sales Company, Inc., Americas Mining Corporation and Minera Mexico S.A. de C.V.

10.3	Tax Agreement entered into by the Company and Americas Mining Corporation, effective as of February 20, 2017.
12.1	Computation of financial ratios.
14.0	Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on April 23, 2015.
21.1	Subsidiaries of the Company.
23.1	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C., Member of Deloitte Touche Tohmatsu, Limited).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8328.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8328.
101.INS

XBRL Instance Document (submitted electronically with this report). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).
101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this report).
101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).
101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

The exhibit listed as 10.1 is the management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2019, 2018 and 2017; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iii) the Consolidated Balance Sheets at December 31, 2019 and 2018; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2019, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

3.    Schedule II

Valuation and Qualifying Accounts and Reserves (in millions):

	Additions
	Balance at	Charged to
	beginning of	costs and		Deduction/	Balance at
	period	expenses	Additions	Application	end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
2019	$0.5	—	—	—	$0.5
2018	$1.1	—	—	(0.6)	$0.5
2017	$0.7	0.6	—	0.2	$1.1

Notes issued under par:
2019	$58.8	1.9	12.7	—	$69.6
2018	$60.5	1.7	—	—	$58.8
2017	$62.2	1.7	—	—	$60.5

Valuation allowance:
2019	$819.1	277.9	—	—	$1,097.0
2018	$619.6	199.5	—	—	$819.1
2017	$—	619.6	—	—	$619.6

Supplemental information

Southern Copper Corporation

Exhibit Index

Sequential Exhibit Number	Document Description	Page Number
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

4.2	Form of 6.375% Note (included in exhibit 4.1).
4.3	Form of New 7.500% Note (included in Exhibit 4.2(a)).
4.4	Form of New 7.500% Note (included in Exhibit 4.2(b))
4.5

Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which $400 million of 5.375% Notes due 2020 and $1.1 billion of 6.750% Notes due 2040 were issued. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.6

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

4.8	Form of 5.375% Notes due 2020. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).
4.9	Form of 6.750% Notes due 2040. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).
4.10

Third Supplemental Indenture, dated as of November 8, 2012, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 3.500% Notes due 2022 were issued (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).

4.11

Fourth Supplemental Indenture, dated as of November 8, 2012, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.250% Notes due 2042 were issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).

4.12	Form of 3.500% Notes due 2022. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).
4.13	Form of 5.250% Notes due 2042. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).
4.14

Fifth Supplemental Indenture dated as of April 23, 2015, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 3.875% Notes due 2025 were issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

4.15

Sixth Supplemental Indenture, dated as of April 23, 2015, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.875% Notes due 2045 were issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

4.16	Form of 3.875% Notes due 2025. (Filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).
4.17	Form of 5.875% Notes due 2045. (Filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).
4.18	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (Filed herewith).
10.1

Directors’ Stock Award Plan of the Company, as amended through January 28, 2023. (Filed as an exhibit to the Company’s 2018 Proxy Statement and incorporated herein by reference). The plan expired by its terms on January 30, 2017. A 5-year extension of the plan was approved by the Company’s stockholders at the 2018 Annual Meeting of Stockholders.

10.2

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub, Inc., Americas Sales Company, Inc., Americas Mining Corporation and Minera Mexico S.A. de C.V. (Filed as an Exhibit to Current Report on Form 8-K filed on October 22, 2004 and incorporated herein by reference).

10.3

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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2019, 2018 and 2017; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iii) the Consolidated Balance Sheets at December 31, 2019 and 2018; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2019, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)
By:	/s/ OSCAR GONZALEZ ROCHA
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date: February 27, 2020

Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GERMAN LARREA MOTA-VELASCO	Chairman of the Board, and Director
German Larrea Mota-Velasco

/s/ OSCAR GONZALEZ ROCHA	President, Chief Executive Officer and Director
Oscar Gonzalez Rocha

/s/ RAUL JACOB RUISANCHEZ	Vice President, Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)
Raul Jacob Ruisanchez

/s/ LINA A. VINGERHOETS VILCA	Comptroller (Principal Accounting Officer)
Lina A. Vingerhoets Vilca

DIRECTORS

s/ GERMAN LARREA MOTA-VELASCO	/s/ OSCAR GONZALEZ ROCHA
German Larrea Mota-Velasco	Oscar Gonzalez Rocha

/s/ RAFAEL MAC GREGOR ANCIOLA	/s/ VICENTE ARIZTEGUI ANDREVE
Rafael Mac Gregor Anciola	Vicente Ariztegui Andreve

/s/ ALFREDO CASAR PEREZ	/s/ L. MIGUEL PALOMINO BONILLA
Alfredo Casar Perez	L. Miguel Palomino Bonilla

/s/ GILBERTO PEREZALONSO CIFUENTES	/s/ ENRIQUE CASTILLO SANCHEZ MEJORADA
Gilberto Perezalonso Cifuentes	Enrique Castillo Sanchez Mejorada

/s/ CARLOS RUIZ SACRISTAN	/s/ XAVIER GARCIA DE QUEVEDO
Carlos Ruiz Sacristan	Xavier Garcia de Quevedo

Date: February 27, 2020