Form 10-K/A
period 2019-12-31
SOUTHERN COPPER CORP/
filed 2020-04-29
CIK 1001838

SOUTHERN COPPER CORPORATION

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

At April 23, 2020, there were of record 773,058,869 shares of common stock, par value $0.01 per share, outstanding.

The aggregate market value of the shares of common stock (based upon the closing price at April 23, 2020 as reported on the New York Stock Exchange-Composite Transactions) of Southern Copper Corporation held by non-affiliates was approximately $2,649.0 million.

DOCUMENTS INCORPORATED BY REFERENCE:

The following documents (or parts thereof) are incorporated by reference:

NONE

Southern Copper Corporation

EXPLANATORY NOTE

On February 28, 2020, Southern Copper Corporation, (“SCC,” “us,” “our,” or the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K which provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed before April 29, 2020 (i.e., within 120 days after the end of the Company’s 2019 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Further we are amending the cover page of the Original Form 10-K to update the number of shares of Company stock outstanding, the market value of shares held by non-affiliates and to remove that information is being incorporated by reference from our definitive proxy statement. We are also amending the date of our annual meeting of stockholders, which due to the uncertainties resulting from the COVID-19 pandemic was postponed to July 24, 2020.

Except as described above, no other changes have been made to the Original Form 10-K. In addition, except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on February 28, 2020 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

For information relating to our executive officers, please see “Information about our Executive Officers” in Part III Item 10 of the Original Form 10-K.

Directors

The information provided below is biographical information about each of our directors, including other company board memberships. Age and other information in each director’s biography are as of December 31, 2019.

Germán Larrea Mota-Velasco, 66. Mr. Larrea has been Chairman of the Board of Directors since December 1999, Chief Executive Officer from December 1999 to October 2004, and a member of our Board of Directors since November 1999. He has been Chairman of the board of directors, President and Chief Executive Officer of Grupo México, S.A.B. de C.V. (“Grupo Mexico”) (holding) since 1994. Mr. Larrea has been Chairman of the board of directors and Chief Executive Officer of Grupo Ferroviario Mexicano, S.A. de C.V. (railroad company) since 1997. Mr. Larrea was previously Executive Vice Chairman of Grupo Mexico and has been member of the board of directors since 1981. He is also Chairman of the board of directors and Chief Executive Officer of Empresarios Industriales de México, S.A. de C.V. (“EIM”) (holding) and Fondo Inmobiliario (real estate company), since 1992.

Mr. Larrea presides over every Board meeting and since 1999 has been contributing to the Company his education, his leadership skills, industry knowledge, strategic vision, informed judgment and over 20 years of business experience, especially in the mining sector.  As Chairman and Chief Executive Officer of Grupo Mexico, of Grupo Ferroviario Mexicano, S.A. de C.V. and of EIM, a holding company engaged in a variety of business, including mining, construction, railways, real estate, and drilling, he brings to the Company a valuable mix of business experience in different industries.

Oscar González Rocha, 82. Mr. González Rocha has been our President since December 1999 and our President and Chief Executive Officer since October 21, 2004. He has been a director of the Company since November 1999. Mr. González Rocha has been Chief Executive Officer and director of Asarco LLC (integrated US copper producer), an affiliate of the Company, since August 2010 and President and Chief Executive Officer of Americas Mining Corporation ("AMC") a holding company of Grupo Mexico, since 2015. Previously, he was the Company’s President and General Director and Chief Operating Officer from December 1999 to October 20, 2004. Mr. González Rocha has been a director of Grupo Mexico since 2002. He was General Director of Mexicana de Cobre, S.A. de C.V. from 1986 to 1999 and of Buenavista del Cobre, S.A. de C.V. (formerly Mexicana de Cananea, S.A. de C.V.) from 1990 to 1999. He was an alternate director of Grupo Mexico from 1998 to April 2002. Mr. González Rocha is a civil engineer with a degree from the Autonomous National University of Mexico ("UNAM") in Mexico City, Mexico.

Mr. González Rocha is a civil engineer by profession and a business man with over 40 years of experience in the mining industry. He has been associated with our Mexican operations since 1976. His contributions to the Company include his professional skills, his leadership, an open mind and a willingness to listen to different opinions. Mr. González Rocha has proven his ability to deal with crises to lessen negative impacts to the Company. His devotion of time to the Company and his hands-on management of the operations in Mexico and Peru contribute to his effective leadership of the Company. Mr. González Rocha has been recognized as Copper Man of the Year 2015 and was inducted into the American Mining Hall of Fame in December 2016 in Tucson, Arizona and into the Mexican Mining Hall of Fame in October 2017 in Guadalajara, Mexico.

Mr. Vicente Ariztegui Andreve, Independent Director, 66. Mr. Ariztegui Andreve has been a director of the Company since April 25, 2018. Mr. Ariztegui Andreve is Managing Director and Chairman of Aonia Holding, a wholly owned private investment firm he founded in 1989.  Aonia has made investments in the following industries: gold mining, global commodity trading, retailing (e.g. duty free shops), infrastructure (e.g. airport terminal operation), asset management and real estate.  During the last five years, Mr. Ariztegui has been actively selling and buying stakes in non-public companies, including Pallium Trading (fish meal) and MK Metal Trading (copper, zinc, lead, gold and silver concentrates). He also sold Aonia’s equity stake in Fumisa and Aerodom, airport terminal operating companies in Mexico City and in the Dominican Republic, respectively.  In 2013, Mr. Ariztegui Andreve made inroads in the financial asset management business by acquiring a stake in InverCap, the fifth largest pension fund manager in Mexico, which he sold in April 2017.  Mr. Ariztegui Andreve worked as a Corporate Banker and Vice President of international operations and trade finance for Citibank in New York and Mexico City for eight years (1979-1987).  Mr. Ariztegui Andreve co-founded and was President and Chief Executive Officer of MK Metal Trading, a global based metal and mineral (copper, zinc, lead, gold and silver concentrates) trading company start-up for 18 years (1994-2012). MK Metal Trading was sold in 2012.  Mr. Ariztegui Andreve currently sits on the boards of several non-public companies, including InverCap Holding (financial assets management), Reim (real estate mid-size residential development), Alvamex (international storage and logistics). He also is a director of the University Club, in Mexico. Previously, he was director of Dufry AG (leading global retail and airport duty free operator), Latin American Airport Holdings (airport infrastructure and terminal operator), Satelites Mexicanos (SATMEX) (telecommunications), Banco Mexicano, Grupo Financiero Inverlat (financial services) and Minera Santa Gertrudis (mining).  During the last five years Mr. Ariztegui did not serve as a director of any other US public company.  Mr. Ariztegui Andreve received a Master in Business Administration degree from the Wharton School of Business and Finance and a Master in Systems Engineering degree from the University of Pennsylvania.

Mr. Ariztegui Andreve brings to the Company his vast experience in the financial, mining and commercial  sectors. He also adds to the Board of Directors his leadership experience and expertise attained through his participation as a director of other companies.

Alfredo Casar Pérez, 66. Mr. Casar Pérez has been a director of the Company since October 26, 2006. He has been a member of the board of directors of Grupo Mexico since 1997. He is also a member of the board of directors of Ferrocarril Mexicano, S.A. de C.V., an affiliated company of Grupo Mexico, since 1998 and its Chief Executive Officer since 1999. From 1992 to 1999, Mr. Casar Pérez served as General Director and member of the board of directors of Compañía Perforadora México, S.A. de C.V. and México Compañía Constructora, S.A. de C.V., two affiliated companies of Grupo Mexico. Mr. Casar Pérez served as Project Director of ISEFI, a subsidiary of Banco Internacional, in 1991 and as Executive Vice President of Grupo Costamex in 1985. Mr. Casar Pérez also worked for the Real Estate Firm, Agricultural Ministry, and the College of Mexico. Mr. Casar Pérez holds a degree in Economics from the Autonomous Technological Institute of Mexico, ITAM, and a degree in Industrial Engineering from Anáhuac University of Mexico City, Mexico. He also holds a Master’s degree in Economics from the University of Chicago in Chicago, Illinois.

Mr. Casar Pérez has been associated with Grupo Mexico or its affiliated companies in different executive positions for more than 21 years.  He contributes to the Company his background in engineering and economics, his extensive business experience, his high performance standards, leadership and mature confidence. As Chief Executive Officer of Ferrocarril Mexicano, S.A. de C.V., Mr. Casar Pérez contributes to the Company a unique experience and ability to address challenging issues and propose creative solutions.

Enrique Castillo Sánchez Mejorada, Independent Director, 63. Mr. Castillo Sánchez Mejorada has been a director of the Company since July 26, 2010. From May 2013, Mr. Castillo Sánchez Mejorada has been Senior Partner of Ventura Capital Privado, S.A. de C.V. (Mexican financial company), and, since October 2013, he has been Chairman of the board of directors of Maxcom Telecomunicaciones, S.A.B. de C.V. (Mexican telecommunications company).

From April 2011 to May 2013, Mr. Castillo Sánchez Mejorada was a senior advisor at Grupo Financiero Banorte, S.A.B. de C.V.(“GFNorte”) a financial holding institution that controls a bank, a broker dealer and other financial institutions in Mexico.  From October 2000 to March 2011, Mr. Castillo Sánchez Mejorada was the Chairman of the board of directors and Chief Executive Officer of Ixe Grupo Financiero, S.A.B. de C.V., a Mexican financial holding company that merged into GFNorte in April 2011. In addition, from March 2007 to March 2009, Mr. Castillo Sánchez Mejorada was the President of the Mexican Banking Association (Asociación de Bancos de México).  Since November 2016, Mr. Castillo Sánchez Mejorada has been Chairman of the Board of Banco Nacional de Mexico, S.A. (Citibanamex), one of the largest banks in Mexico and serves as an independent director on the board of directors of (i) Grupo Herdez, S.A.B. de C.V., a Mexican holding company for the manufacture, sale and distribution of food products; (ii) Alfa, S.A.B. de C.V., a Mexico-based holding company that, through its subsidiaries, is engaged in the petrochemical, food processing, automotive and telecommunication sectors; (iii) Médica Sur, S.A.B. de C.V., a Mexico-based company engaged in the hospital business; and (iv) UNIFIN, an independent leasing company. He is also a Senior Advisor for General Atlantic in Mexico, a private equity firm based out of New York. From April 2012 to April 2016, Mr. Castillo Sánchez Mejorada served as a member of the board of directors of Organización Cultiba, S.A.B. de C.V. (formerly Grupo Embotelladoras Unidas, S.A.B. de C.V.), a Mexico-based holding company primarily engaged in the beverage industry. From April 2012 until April 2014, Mr. Castillo Sánchez Mejorada served as an independent director on the board and as a member of the audit committee of Grupo Aeroportuario del Pacifico, S.A.B. de C.V., a Mexico-based and New Yorrk Stock Exchange (“NYSE”)-listed company that operates, maintains and develops twelve airports in the Pacific and central regions of Mexico. From April 2010 until 2013, Mr. Castillo Sánchez Mejorada was a member of the board of directors of Grupo Casa Saba, S.A.B. de C.V., a Mexican wholesale distributor of pharmaceutical, health, beauty and other consumer products and operator of a retail pharmacy chain. Mr. Castillo Sánchez Mejorada has been a member of the audit committee of Alfa, S.A.B. de C.V. since 2010. Mr. Castillo Sánchez Mejorada holds a Bachelor’s degree in Business Administration from the Anáhuac University, in Mexico City, Mexico.

Mr. Castillo Sánchez Mejorada became a member of our Audit Committee on April 18, 2013. Mr. Castillo Sánchez Mejorada brings to the Company more than 39 years of experience in the financial sector. He also adds to the Board of Directors his leadership experience and expertise attained through his participation as an independent director of other companies.

Xavier García de Quevedo Topete,73. Mr. García de Quevedo has been a director of the Company since November 1999. He was our Chief Operating Officer from April 12, 2005 until April 23, 2015. Since November 1, 2014, Mr. Garcia de Quevedo Topete has served as the President of the infrastructure division of Grupo Mexico, composed of the energy, gas, oil and construction subsidiaries of Grupo Mexico. He is also Vice-chairman of Grupo Mexico. He was the President and Chief Executive Officer of Southern Copper Minera Mexico from September 2001 until November 1, 2014. He was the President and Chief Executive Officer of Americas Mining Corporation from September 7, 2007 to October 31, 2014. From December 2009 to June 2010, he was Chairman and Chief Executive Officer of Asarco LLC. Previously he was President of Asarco LLC from November 1999 to September 2001. Mr. García de Quevedo began his professional career in 1969 with Grupo Mexico. He was President of Grupo Ferroviario Mexicano, S.A. de C.V. and of Ferrocarril Mexicano, S.A. de C.V. from December 1997 to December 1999, and Executive Vice President of Exploration and Development of Grupo Mexico from 1994 to 1997. He has been a director of Grupo Mexico since April 2002. He was also Vice President of Grupo Condumex, S.A. de C.V. (telecommunications, electronics and automotive parts producer) for eight years. Mr. García de Quevedo was the Chairman of the Mining Chamber of Mexico from November 2006 to August 2009. He is a chemical engineer with a degree from the UNAM in Mexico City, Mexico. He also attended a continuous business administration and finance program at the Technical Institute of Monterrey in Monterrey, Mexico.

Mr. García de Quevedo contributes to the Company his extensive business experience and leadership, his industry knowledge, his skills to motivate high-performing talent, and his general management skills. During his more than 40 years of experience as an executive with Grupo Mexico and subsidiaries, he was responsible for developing the integration strategy of Grupo Mexico. He was directly responsible for the development of the copper smelter, refinery, precious metal and rod plants of Grupo Mexico. Mr. García de Quevedo also headed the process for the acquisition of railroad concessions for Grupo Mexico, the formation of Grupo Ferroviario Mexicano, S.A. de C.V. and its partnership with Union Pacific. Previously, he had a distinguished career as Vice President of sales and marketing for Grupo Condumex, S.A. de C.V., where among other achievements, he was responsible for the formation of a division for the sale, marketing and distribution of products in the United States and Latin America and where he headed the Telecommunications division. Mr. García de Quevedo also contributes to the Company his diversified business experience gained from having served on the boards of different Mexican and United States companies and as Chairman of the Mining Chamber of Mexico.

Rafael A. Mac Gregor Anciola, Independent Director, 59. Mr. Mac Gregor has been a director of the Company since July 2017. Mr. Mac Gregor has served as managing Partner of RMAC Asociados (Mexican consulting firm) since 2016. He has been an independent director of the Board of Grupo Financiero Citibanamex (Mexican banking company), Chairman of its Risk Committee and member of Citibanamex’s Audit Committee since 2016. He is also an independent member of the board of directors of Black Rock Mexico (asset management). In addition, he has been an independent member of the board of directors of Corporación Multi Inversiones (CMI) (multi-national agro-industrial company) since 2016. From February 1999 to July 2015, he served as a Corporate Director of Grupo Bal (Mexican companies principally engaged in agricultural and livestock, commercial operations, industrial operations, and financial services businesses). From April 1999 to 2015, he was a member of the board of directors of the Mexican Stock Exchange. From 2001 to 2016, he served as a member of the board of the Instituto Tecnológico Autónomo de México (ITAM) and from April 2008 to 2016, he served as a member of the board of Fresnillo PLC (Mexican-based mining company). From April 1995 to July 2015, he served as President of the board of a Mexican Brokerage House and Valmex Leasing Company (Mexican leasing company).

Additionally, from April 1995 to July 2015, Mr. Mac Gregor Anciola served on the boards of Grupo Nacional Provincial, S.A.B. (Mexican insurance company), Grupo Palacio de Hierro, S.A.B. (Mexican department stores), Industrias Peñoles, S.A.B. (Mexican mining company), Crédito Afianzador, S.A. (Mexican financing company), Minera Tizapa, S.A. de C.V. (Mexican mining company), Minera Penmont, S.A. de C.V.(Mexican mining company), Profuturo G.N.P., S.A. de C.V., Afore, Profuturo GNP Pensiones, S.A. de C.V. (Mexican insurance and pension holding company) and Vice President of the MexDer (Mexican derivatives exchange). Mr. Mac Gregor Anciola holds the recognition of the Professional Merit Award from ITAM. Mr. Mac Gregor Anciola holds a degree in Business Administration from the Instituto Tecnológico Autónomo de México in Mexico City and he attended the Stanford University Executive program in Palo Alto, California. Mr.  Mac Gregor Anciola brings to the Company more than 30 years of experience in the financial sector. He also adds to the Board of Directors his leadership experience and expertise attained through his participation as a director of the Mexican Stock Exchange and as an independent director of various other companies.

Luis Miguel Palomino Bonilla, Special Independent Director, 60. Dr. Palomino has been a director of the Company since March 19, 2004. Dr. Palomino is a member of the board of directors and Vice-chairman of the Central Bank of Peru (Banco Central de Reserva del Peru) since September 2016, a director of the Master’s in Finance Program at the University of the Pacific in Lima, Peru since July 2009, a member of the board of directors of Laboratorios Portugal (personal care products manufacturer) since September 2017, and a member of the board of directors of Summa Capital, S. A. (corporate consulting firm) since April 2014. Dr. Palomino was Chairman of the board of directors of Aventura Plaza, S.A. (commercial real estate developer and operator) from January 2008 to June 2016, member of the board of directors and Manager of the Peruvian Economic Institute (economic think tank) from April 2009 to August 2016, Partner of Profit Consultoria e Inversiones (a financial consulting firm) from July 2007 to July 2016, and a member of the board of directors and chairman of the audit committee of the Bolsa de Valores de Lima (Lima Stock Exchange) from March 2013 to July 2016. Dr. Palomino was Principal and Senior Consultant of Proconsulta International (financial consulting) from September 2003 to June 2007. He was First Vice President and Chief Economist, Latin America, for Merrill Lynch, Pierce, Fenner & Smith, New York (investment banking) from 2000 to 2002. He was Chief Executive Officer, Senior Country and Equity Analyst of Merrill Lynch, Peru (investment banking) from 1995 to 2000. Dr. Palomino has held various positions with banks and financial institutions as an economist, financial advisor and analyst. He has a PhD in finance from the Wharton School of the University of Pennsylvania in Philadelphia, Pennsylvania and graduated from the Economics Program of the University of the Pacific in Lima, Peru.

Dr. Palomino is a member of our Audit Committee and a special independent director nominee.  He is also our “audit committee financial expert,” as the term is defined by the SEC. Dr. Palomino contributes to the Company his education in economics and finance, acquired from extensive academic studies, including a PhD in Finance from the Wharton School of the University of Pennsylvania in Philadelphia, Pennsylvania, his expertise, his wise counsel, and his extensive business experience gained from his past and current activities from serving as a financial analyst, including of the mining sectors in Mexico and Peru.

Gilberto Perezalonso Cifuentes, Special Independent Director, 77. Mr. Perezalonso has been a director of the Company since June 2002. Currently, Mr. Perezalonso is a member of the board of directors of Gigante, S.A. de C.V. (retail and real estate) and Blasky (hotel chain in Baja California, Mexico). He is also National Vice President of the Cruz Roja Mexicana (Red Cross). Mr. Perezalonso was Chairman of the board of directors of Volaris Compañía de Aviación, S.A.P.I. de C.V. (airline) from March 2, 2011 to November 2014. He was Chief Executive Officer of Corporación Geo, S.A. de C.V. (housing construction) from February 2006 to February 2007. Mr. Perezalonso was the Chief Executive Officer of Aeroméxico (Aerovías de México, S.A. de C.V.) (airline company) from 2004 until December 2005. From 1998 until April 2001, he was Executive Vice President of Administration and Finance of Grupo Televisa, S.A.B. (media company). From 1980 until February 1998, Mr. Perezalonso held various positions with Grupo Cifra, S.A. de C.V. (retail and department stores), the most recent position being that of General Director of Administration and Finance. He was also a member of the Advisory Council of Banco Nacional de México, S.A. de C.V. (banking), the board of directors and the investment committee of Afore Banamex (banking), the board and the investment committee of Siefore Banamex No. 1 (banking), Masnegocio Co. S. de R.L. de C.V. (information technology), Intellego (technology), Telefónica Móviles México, S.A. de C.V. (wireless communication), Marhnos Construction Company (housing construction), and Fomento de Investigación y Cultura Superior, A.C. (Foundation of the Iberoamerican University in Mexico). Mr. Perezalonso was also a director of Cablevision, S.A. de C.V., and a member of the audit committee of Grupo Televisa, S.A.B. from March 1998 to September 2009.  Mr. Perezalonso has a law degree from the Iberoamerican University in Mexico City, Mexico and a Master’s degree in Business Administration from the Business Administration Graduate School for Central America (INCAE) in Nicaragua. Mr. Perezalonso has also attended a Corporate Finance program at Harvard University in Cambridge, Massachusetts.

Mr. Perezalonso is a member of our Audit Committee and a special independent director nominee.  Mr. Perezalonso contributes to the Company his legal and financial education acquired from extensive academic studies, including a Master’s degree in Business Administration from INCAE in Nicaragua, and his business experience acquired serving in the financial areas of several companies and as Chief Executive Officer of different companies. Mr. Perezalonso also brings to the Board of Directors his informed judgment and his diversified business experience gained from serving on the boards of directors of different Mexican companies.

Carlos Ruiz Sacristán, Special Independent Director, 70. Mr. Ruiz Sacristán has been a director of the Company since February 12, 2004. Since November 2001, he has been the owner and Managing Partner of Proyectos Estrategicos Integrales, a Mexican investment-banking firm specialized in agricultural, transport, tourism, and housing projects. Mr. Ruiz Sacristán has held various distinguished positions in the Mexican government, the most recent being that of Secretary of Communications and Transportation of Mexico from 1995 to 2000. While holding that position, he was also Chairman of the board of directors of the Mexican-owned companies in the sector, and member of the board of directors of development banks. He was also the Chairman of the board of directors of Asarco LLC. Mr. Ruiz Sacristán is Chairman of the board of directors and Chief Executive Officer of Sempra’s Energy North America Infrastructure Group since September 2018. Prior to this appointment, Mr. Ruiz Sacristán was Chairman and Chief Executive Officer of IEnova, the Mexican operating subsidiary of Sempra Energy from 2012 to 2018 and a member of the board of directors of Sempra Energy from 2007 to 2012. Mr. Ruiz Sacristán remains as Chairman of IEnova. He is a member of the boards of directors of Constructora y Perforadora Latina, S.A. de C.V. (Mexican geothermal exploration and drilling company) and of Banco Ve Por Mas, S.A. (Mexican bank). Mr. Ruiz Sacristán holds a Bachelor’s degree in Business Administration from the Anáhuac University in Mexico City, Mexico, and a Master's degree in Business Administration from Northwestern University in Chicago, Illinois.

Mr. Ruiz Sacristán is one of our special independent director nominees. Mr. Ruiz Sacristán contributes to the Company his extensive business studies, including a Master’s Degree in Business Administration from Northwestern University in Chicago, Illinois, his investment banking experience and his broad business experience as a former Chief Executive Officer of PEMEX (Mexican oil company), combined with his distinguished career in the Mexican government as a former Secretary of Communications and Transport of Mexico and as a director of Mexican-owned enterprises and financial institutions. Mr. Ruiz Sacristán also brings to the Board of Directors his informed judgment and his diversified business experience gained from serving on the board of directors and of the audit, and environmental and technology committees of Sempra Energy, a Fortune 500 energy service company, based in San Diego, California, as the former Chairman of Asarco LLC, and as the Chief Executive Officer of IEnova.

Director Nominations Process

During the 2019 fiscal year, we made no material changes to the nomination procedures of our Board of Directors or of the Special Nominating Committee by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Information About our Audit Committee

The Board of Directors has a separately designated standing Audit Committee. The members of the Audit Committee are Luis Miguel Palomino Bonilla, Gilberto Perezalonso Cifuentes, and Enrique Castillo Sánchez Mejorada. The Board of Directors has determined that the members of the Audit Committee are independent of management and financially literate in accordance with the requirements of the NYSE and the Securities and Exchange Commission (“SEC”), as such requirements are interpreted by our Board of Directors in its business judgment. In addition, the Board of Directors determined that Mr. Luis Miguel Palomino Bonilla is the Audit Committee financial expert, as the Board of Directors interprets this requirement in its business judgment. The Board of Directors also determined that Mr. Palomino satisfies the accounting or related financial management expertise standard required by the NYSE, as the Board of Directors interprets this requirement in its business judgment.

Code of Business Conduct

We have in place a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, comptroller, all other officers, directors and our employees, including the persons performing accounting or financial functions. The Code of Business Conduct and Ethics, may be accessed free of charge by visiting our web site at www.southerncoppercorp.com. We intend to report any amendments to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer, comptroller, director, and other persons performing similar functions as required by the NYSE rules.

Delinquent Section 16 (a) Reports

Based on our records and other information, we believe that all filing requirements of the SEC applicable to our executive officers, directors, and owners of more than ten percent of our Common Stock were complied with in 2019 with the exception of one of our directors. Mr. Enrique Castillo Sanchez Mejorada filed one late report covering the sale of 12,825 shares on November 11, 2019.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Committee Report

Our Company was acquired in late 1999 by Grupo Mexico, our indirect majority stockholder, which owns 88.9% of our stock as of December 31, 2019. Because we are a controlled company as defined by the NYSE we do not have a Compensation Committee comprised entirely by independent directors. Moreover, because we are a controlled company, as defined under Rule 10C-1(c)(3) of the Securities Exchange Act of 1934, as amended, we are exempt from Rule 10C-1 of such act. The Compensation Committee is composed of Messrs. Germán Larrea Mota-Velasco, our Chairman, Oscar González Rocha, our President and Chief Executive Officer, Xavier García de Quevedo Topete, a director, and Gilberto Perezalonso Cifuentes, an independent director.

The Committee shall have the authority to delegate any of its authority to subcommittees designated by the Committee to the extent permitted by law. The Committee may delegate its administrative duties to the Chief Executive Officer or other members of senior management, as permitted by applicable law and regulation.

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with management of the Company. Based on said review and discussion, the Compensation Committee has recommended to our Board of Directors the inclusion of the Compensation Discussion and Analysis in the 2019 Annual Report on Form 10-K and this report.

The Compensation Committee:
Germán Larrea Mota-Velasco
Oscar González Rocha
Xavier García de Quevedo Topete
Gilberto Perezalonso Cifuentes

This Compensation Discussion and Analysis describes the compensation approach and the elements of compensation provided to our named executive officers for 2019.  For 2019, the named executive officers were Messrs. Oscar González Rocha, Raúl Jacob, Ramon Leal Chapa, Edgard Corrales and Jorge Lazalde, and Ms. Lina Vingerhoets (the “Named Executive Officers”). Mr. Ramon Leal Chapa resigned from the office of Senior Vice President effective on July 31, 2019, therefore Mr. Leal’s compensation is for the time of service with the Company during 2019 until his resignation.

This Compensation Discussion and Analysis relates to and should be read together with our Summary Compensation Table, and other compensation tables, and the information on related party transactions in this report.

Background and Role of Executive Officers in Determining Compensation:

Our Chairman and certain of our other Named Executive Officers, including Mr. Oscar González Rocha, assist and advise the Compensation Committee with respect to the compensation of our executive officers generally. Messrs. Oscar González Rocha, our President and Chief Executive Officer; Raúl Jacob, our Vice President, Finance and Chief Financial Officer; Ramon Leal Chapa, our former Senior Vice President; Edgard Corrales, our Vice President, Exploration and Jorge Lazalde, our Secretary, and Ms. Lina Vingerhoets, our Comptroller, do not participate in any discussion relating to their respective compensations.

We are providing, in satisfaction of applicable rules of the SEC, information regarding compensation paid by us, or by one or more of our subsidiaries or affiliates, to our Named Executive Officers. Mr. Oscar González Rocha joined us in late 1999 after having an outstanding career at Grupo Mexico and has been receiving compensation from us since March 2000. Mr. Raúl Jacob held various positions with the Company since 1992, primarily focused in financial planning, corporate finance, and investor relations and project evaluation, before being appointed as our Comptroller on October 27, 2011 and our Vice President, Finance and Chief Financial Officer on April 18, 2013 after resigning from the Comptroller office. Mr. Ramon Leal Chapa held the office of Senior Vice President of the Company from April 11, 2019 until his resignation effective July 31, 2019. Mr. Corrales has held various positions with the Peruvian Branch of the Company since 1983. Mr. Lazalde, our Secretary since April 2016, has been a Director, Executive Vice President and General Counsel of Asarco LLC since December 2009. Since October 2015 he is also General Counsel of Americas Mining Corporation, both subsidiaries of Grupo Mexico, S.A.B. de C.V. Lina Vingerhoets has been our Comptroller since April 2016. Previously she was Assistant Comptroller from April 2015 to April 2016. Ms. Vingerhoets has worked for the Company in various financial, accounting planning, internal control and SEC reporting capacities since 1991.

Mr. Germán Larrea Mota-Velasco, our Chairman, is an executive officer of Grupo Mexico and is compensated by Grupo Mexico. In 2019, Mr. Larrea has received only fees and stock awards for his services as member of our Board of Directors.

Compensation Objectives:

Our objectives in compensating our Named Executive Officers are to encourage the achievement of our business objectives and superior corporate performance by our Named Executive Officers. Our business objectives include increasing production and lowering costs in a safe environment, maintaining customer satisfaction, market leadership, and enhancing stockholder value. The principal objective of our compensation practices is to reward and retain executives with key core competency critical to our long-term management strategy. We reward results rather than on the basis of seniority, tenure or other entitlement. We believe that our executive compensation practices align compensation with our business values and strategy.

What Is Our Compensation Designed to Reward?

Our compensation is designed to reward our Named Executive Officers for their efforts and dedication to us and for their ability to attract, motivate, and energize a high-performance leadership team, encouraging innovation in our employees, conceptualizing key trends, evaluating strategic decisions, and continuously challenging our employees to sharpen their vision and excel in performing their duties. We also reward our Named Executive Officers for achieving the business plans that the Board of Directors has approved, for unique accomplishments and achievements, and for their leadership in managing our affairs in the locations in which we operate, mainly Peru and Mexico.

Why We Choose to Compensate Our Executives?

We choose to compensate our employees, including our Named Executive Officers, to grant them basic economic security at levels consistent with competitive local practices. We believe that the compensation we provide to our employees, including our Named Executive Officers, permits us to retain our highly skilled and qualified workforce.

We are required to grant our employees certain elements of compensation mandated by Peruvian and Mexican law, as applicable. Peruvian and Mexican law require us to pay salaries to our employees commensurate with each employee’s job requirements and the experience and skills of every employee. The level of each salary is determined by us. We pay salaries and bonuses to reward and retain our excellent employees, including our Named Executive Officers. We also provide other Company sponsored benefits to remain competitive in the Peruvian and Mexican labor markets and to reward our employees, including our Named Executive Officers. The Peruvian five percent increase in monthly salary for each five years of service evolved as a benefit bargained by our labor unions and was later extended to all salaried employees. The Peruvian vacation bonus and vacation travel benefits evolved from our practice of compensating expatriate employees who worked in Peru and was later extended to certain key salaried employees, including Named Executive Officers working in Peru.

How Do We Determine Each Element of Compensation?

The Company’s management team and Compensation Committee make the decisions to grant salary increases and bonuses for the Named Executive Officers of the Company after a thorough analysis of numerous factors, including among others, the responsibilities and performance of each Named Executive Officer measured in the areas of production, safety and environmental responsiveness (both individually and as compared to other officers of the Company). In addition, management and the Compensation Committee consider years of service, future challenges and objectives, the potential contributions of each officer to the future success of our Company, total executive compensation, and the Company’s overall financial performance. Peruvian and Mexican law requires us to pay salaries to our employees commensurate with each employee’s job requirements, experience and skills, and to share 8% of the annual pre-income tax profits of our Peruvian Branch with our Peruvian employees and 10% of the annual pre-income tax profits of our Mexican operation with our Mexican employees.

When we increase base salaries for our Named Executive Officers, we use a tabulation, which is revised every year to adjust for inflation in Mexico and Peru. The base salary increases take into account the individual’s position, as well as his/her results and job performance in the relevant year. Base salary increases are not granted indiscriminately to employees. Instead, they are granted to reward individuals who facilitate the achievement of the Company’s corporate goals. Our corporate goals include increasing production and lowering costs in a safe environment, maintaining customer satisfaction and market leadership, and enhancing stockholder value.

We promote our Named Executive Officers from within our organization and we hire new executives through recruiters. We also use Human Resources consultants, such as the Hay Group from time to time, which provide us with comparative salary data for the sought position extracted from their database relating to comparable companies in Mexico and Peru. The information provided from time to time by the Human Resources consultants is not customized for the Company. Although our Compensation Committee has the authority and necessary funding to engage compensation and other advisers, it has not engaged such advisers in the period 2016-2019.

The salaries provided by the Human Resources consultants from their database are used by us as an indication of the market salaries prevailing in Peru and Mexico. In Peru, the consultants provide us with salaries, which they report were paid or offered to potential candidates by mining companies operating in Peru. The reports of the Human Resources consultants have included in the past salary information from Peruvian companies or Peruvian subsidiaries, such as the following: Xstrata Tintaya, S.A., Minera Yanacocha Peru, Hochschild Mining, plc, Compañía Minera Antamina, S.A., Minera Barrick Misquichilca, S.A., Minsur S.A., Gold Fields La Cima, S.A.A., and Sociedad Minera Cerro Verde, S.A.A. In Mexico, the consultants have provided us with salaries, which they reported were paid or offered to potential candidates by mining companies operating in Mexico. The reports of the Human Resources consultants have included in the past salary information  from Mexican companies or Mexican subsidiaries, such as the following: Newmont Mining Corporation, Pan American Silver Corporation, Industrias Peñoles, S.A.B. de C.V., Grupo Bacis, S.A. de C.V., Mexicoro, S.A. de C.V., Minera BHP Billiton, S.A. de C.V., and Minera Phelps Dodge de Mexico S. de R.L. de C.V. The above listing is for illustration purposes only, as the list of companies used by Human Resources consultants may vary from year to year. Additionally, we have not made an independent verification of the salary information reported by the Human Resources consultants.

We factor this comparative salary information into our decision making process by targeting our personnel compensation policies, including the compensation of the Named Executive Officers, generally toward the median and third quartile of market compensation.

In 2017 and 2018, the reported median base salaries for S&P 500 chief executives were $1,150,000 and $1,200,000, respectively. Although the 2019 report was not available at the time of print, we believe that the median base salary for 2019 would continue the same trend as last year. Even though we are not one of the constituent companies of the S&P 500 index, we have a market capitalization that would permit us to compare ourselves with the companies that constitute the index. We have compared the 2017 and 2018 salaries of Mr. Oscar González Rocha with the reported median base salaries of S&P 500 chief executives and determined that the salaries paid to him are below the reported median. Similarly, we believe that the salary of Mr. Oscar González Rocha in 2019 will be below the reported median for 2019.

The amount and formula applicable to the other benefits are mandated by Peruvian and Mexican law for all salaried employees. We also sponsor programs to recruit and retain qualified employees working in Peru and Mexico.

Under Section 162(m) of the Internal Revenue Code of 1986, as amended, we may not deduct, with certain exceptions, compensation in excess of $1 million to the Principal Executive Officer, the Principal Financial Officer and our three other most highly compensated officers (other than the Principal Executive Officer or the Principal Financial Officer) as required to be reported in our proxy statement. We do not believe that Section 162(m) will have any immediate material impact on us because, among other things, our officers’ salaries do not enter into the calculation of US source taxable income. We will, however, continue to monitor our executive compensation programs to ensure their effectiveness and efficiency in light of our needs, including Section 162(m).

How Does Each Element and Our Decisions Regarding That Element Fit Into Our Overall Compensation Objectives and Affect Decisions Regarding Other Elements?

We take into account each element of compensation to determine the overall compensation of our executives. It is our practice to grant relatively small salary increases commensurate with the cost of living increases in Peru and Mexico and tailor the amount of the incentive cash payments to balance the amounts of compensation mandated by Peruvian and Mexican law, principally the amounts received as profit participations. In years in which the profit participation is high, the bonus or incentive cash payment will be reduced. In years in which the profit participation is relatively modest, if our financial conditions permit, we tend to increase the amount paid in cash incentives. The payment of bonuses is discretionary and we do not necessarily pay bonuses every year. The payment of bonuses and the amount of any such bonuses depend, among other things, on our financial performance, our intensive capital investment plan, our projected future cash flow generation from operations, and our liquidity in general. We do not provide compensation tied to specific pre-determined individual or Company performance criteria or long-term incentive compensation. The discretionary cash bonus payments granted to our executives and non-executive employees are not based on pre-established performance targets or on targets that have been previously communicated to the executives or the employees. The granting of specific awards and the amount of each award are discretionary and substantially uncertain until we decide to award them. Without limiting this, from time to time, larger discretionary cash bonuses are granted to certain of our Named Executive Officers in recognition of said Named Executive Officers' performance during the year and to reward them for their leadership, vision and focus.

Disclosure on Result of the Non-Binding Advisory Vote on Executive Compensation (“Say-on-Pay”):

Every year we provide our Common Stockholders with the opportunity to cast an advisory vote on executive compensation. At our annual meeting of stockholders held on April 25, 2019, 99.60% of the votes cast on said proposal were voted in favor of the proposal. Our Compensation Committee and management team believe this affirms our Common Stockholders’ support of our approach to executive compensation, therefore no material changes were made to our approach. We will continue to consider the outcome of future advisory votes on executive compensation when making future compensation decisions for the Named Executive Officers.  In addition, a substantial majority of the votes cast on the Say-on-Pay frequency vote proposal in 2017 were in favor of holding a Say-on-Pay vote every year, and as a result, we will continue to hold this vote on an annual basis.

Summary:

Our compensation practices are designed to comply with the requirements of Peruvian and Mexican law and with our goals and objectives to retain our key executives and reward them appropriately for their positive results. We continue to monitor our compensation practices to remain competitive in the marketplace and to reward our executives for results that are consistent with the long-term interest of our Company and our stockholders.

 Peruvian Compensation Practices:

Our Peruvian compensation practices take into account many factors, including individual performance and responsibilities, years of service, elements of compensation mandated by Peruvian law, future challenges and objectives, contributions to the future success of our Company, the executive’s total compensation, and our financial performance. We may also look at the compensation levels of comparable companies.

Our Named Executive Officers in Peru, Messrs. Oscar González Rocha, Raul Jacob and Edgard Corrales, and Ms. Lina Vingerhoets received cash-based compensation, which is currently paid. The cash-based compensation has two principal components: base salary and bonus, which are discretionary, and compensation mandated by Peruvian law. We also sponsor programs to recruit and retain qualified employees working in Peru. Additionally, Grupo Mexico offers certain key employees, including our Named Executive Officers, eligibility under stock purchase plans. See the description of these plans under “Stock Purchase Plans of Grupo Mexico” below.

The payment of bonuses to our Named Executive Officers is discretionary and we do not necessarily pay bonuses every year. The payment of bonuses and the amount of same depend, among other things, on our financial performance, our intensive capital investment plan, our future cash flow generation from operations, and our liquidity in general.

We do not provide compensation tied to specific pre-determined individual or Company performance criteria or long-term incentive compensation.

The cash incentive payments granted to our Named Executive Officers are not based on pre-established performance targets or on targets that have been previously communicated to the executives. The granting of the award and the amount of each award are discretionary and substantially uncertain until we decide to award them.

All our Peruvian employee compensation is denominated in Peruvian Soles. We convert the Peruvian Soles into U.S. dollars using the average exchange rate for the applicable period.

Stock Options:

We have not granted stock options or other equity incentive awards to any of our Named Executive Officers since 2000 in Peru. The Stock Incentive Plan, under which options and stock awards could have been granted, expired by its terms on January 1, 2006.

Stock Purchase Plans of Grupo Mexico:

Grupo Mexico offers certain eligible key employees, including our Named Executive Officers, a stock purchase plan (the “Employee Stock Purchase Plan”) through a trust that acquires shares of Grupo Mexico for future sales to our employees, and employees of our subsidiaries and certain affiliated companies. Sales are at the approximate fair market value at the date of grant. Every two years employees will be able to purchase shares subscribed for purchase in the previous two years. The employees will pay for shares purchased through monthly payroll deductions over the eight year period of the plan. At the end of the eight year period, Grupo Mexico will grant the participant a bonus of one share for every ten shares purchased by the employee. If Grupo Mexico pays dividends on shares during the eight year period, the participant will be entitled to receive the dividend in cash for all shares that have been fully purchased and paid as of the date that the dividend is paid. If the participant has only partially paid for shares, the dividends payable with respect to the purchased shares will be used to reduce the remaining liability owed for such shares. No stock bonuses under the Employee Stock Purchase Plan were granted to our Named Executive Officers in 2019.

Grupo Mexico also offers a stock purchase plan for certain members of its executive management and the executive management of its subsidiaries and certain affiliated companies (“Executive Stock Purchase Plan”). Under this plan, participants receive incentive cash bonuses that are used to purchase shares of Grupo Mexico and which are deposited in a trust.  Mr. Oscar González Rocha received a discretionary cash bonus of $416,948 in 2019, which was used to purchase shares under this plan.  This bonus is reflected in the Summary Compensation Table under the Bonus column.

Pension Plan:

The Company has two non-contributory defined benefit pension plans covering former salaried employees in the United States and certain former employees in Peru. Messrs. González Rocha, Jacob, and Corrales and Ms. Vingerhoets are not covered by our non-contributory retirement plans. They are covered by the Peruvian private pension system (“AFP”), a mandatory pension system. As required by Peruvian law, we retain every month a percentage of their salary and deposit the amount into their individual AFP accounts. The percentage of the monthly salary retained and deposited varies each year and has ranged from 8% to 10% over the years. Employees received in 1995 a 13.53% salary increase to compensate them for the new deduction established by Peruvian law to participate in the mandatory pension system. Messrs. Jacob and Corrales and Ms. Vingerhoets received a payment of $6,159, $2,290 and $2, 098, respectively, in 2019 pursuant to the requirements of the AFP law. These payments are included in the compensation reported for Messrs. Jacob and Corrales and Ms. Vingerhoets.

Severance Benefits:

We do not have corporate plans providing severance benefits to our Named Executive Officers in Peru. Our Named Executive Officers only receive severance benefits provided by Peruvian law. If the employee is terminated by us and he or she has a fixed-term employment agreement, Peruvian law requires that we pay the employee’s salary for the remaining of the term of his or her employment agreement. Peruvian law also provides that if the employee has been dismissed without cause, he or she is entitled to an amount equal to one and one-half times his or her monthly salary for each year of service up to a maximum of eight years or the equivalent of twelve months of salary. Peruvian law also provides that at the termination of employment, an employee will be able to withdraw the full amount of the compensation for the years of service, known as CTS (“Compensación por Tiempo de Servicios”) in Peru described below. Our Named Executive Officers in Peru do not have change of control employment agreements. Our Named Executive Officers in Peru, including Messrs. Jacob and Corrales and Ms. Vingerhoets, do not have employment agreements. However, Mr. Oscar González Rocha, our Chief Executive Officer, who is an expatriate, has an employment agreement described below.

Expatriate Employees:

Pursuant to Peruvian laws concerning expatriate employees, Mr. Oscar González Rocha entered into an employment agreement. The employment agreement is in effect for a term of one year and may be extended for additional periods. In accordance with the terms of the employment agreement, the Company has agreed to provide Mr. Oscar González Rocha (and any other expatriate employees) with benefits as required by Peruvian law. Under the employment agreement, Mr. Oscar González Rocha may resign at any time by providing us with 30 days notice. The employment agreement also provides that we may dismiss Mr. Oscar González Rocha for serious offenses as established by Peruvian law. Terminated employees are also entitled to receive severance benefits as required by Peruvian law. Our non-Peruvian contract employees and their dependents receive travel benefits to return to their home country at the end of each year and return to Peru at the commencement of each year of the contract. Additionally, this benefit includes travel to their home country at the termination of the contract.

Discretionary Cash Compensation:

(a) Base Salary:

Messrs. González Rocha, Jacob and Corrales and Ms. Vingerhoets received, $490,371, $145,869 $134,865 and $96,345 in 2019 as annual salary, respectively.

None of the Peruvian Named Executive Officers received salary increases in 2019. The minor differences in the comparison of the 2019 and 2018 salaries for Messrs. González Rocha, Jacob and Corrales and Ms. Vingerhoets are due to foreign exchange conversion rates. The Company's functional currency is the U.S. dollar and salaries, as are all significant portions of our Peruvian operating costs, are denominated in Peruvian Soles. Accordingly, when inflation and currency devaluation/appreciation of the Peruvian currency occur reported salaries can be affected. Mr. Oscar González Rocha’s base salary at the commencement of his services with us is reflected in an employment agreement mandated by Peruvian law. In general, the base salaries of our Named Executive Officers in Peru follow the guidelines of salaries of other key employees of the Company.

(b) Bonus:

Mr. Oscar González Rocha received a discretionary cash bonus of $416,948 in 2019 in recognition of his performance and to reward him for his leadership, vision and focus. This discretionary cash bonus is the bonus paid under the Executive Stock Purchase Plan. Messrs. Jacob and Corrales and Ms. Vingerhoets did not receive discretionary cash incentive bonuses in 2019. The amount of the discretionary cash bonus of Mr. Oscar González Rocha is reflected in the Summary Compensation Table under the Bonus column.

Peruvian Mandated Cash Compensation:

(a) Profit Sharing in the Profits of Our Peruvian Branch:

Peruvian law requires that we, as well as all other mining companies in Peru, share 8% of the annual pre-income tax profits of our Branch with all our workers (salaried and non-salaried). This benefit is payable in cash to each employee in an amount not to exceed 18 times his or her monthly salary. The excess is paid to a Peruvian pro-employment fund and to the regional governments where we operate, that is to say, the regional governments of Lima, Arequipa, Moquegua, and Tacna in Peru.

Messrs. González Rocha, Jacob and Corrales and Ms. Vingerhoets received $170,037, $62,816, $61,386, and $43,809, respectively, in 2019 as participants in the pre-tax earnings of our Peruvian Branch, respectively. These amounts are reflected in the Summary Compensation Table under the All Other Compensation column.

(b) Peruvian Legal Holiday and Other Bonuses:

Peruvian law also requires payment each year of one month’s salary to each employee as a bonus for Peruvian Independence holidays and Christmas.  Peruvian law requires the payment of six days’ salary to every employee, including Messrs. González Rocha, Jacob and Corrales and Ms. Vingerhoets, every year in which May 1 falls on a Sunday or five days’ salary if it falls on a weekday (“Labor Day Bonus”). Peruvian law also requires the payment of a bonus to each salaried and non-salaried employee, including Messrs. González Rocha, Jacob and Corrales and Ms. Vingerhoets for the celebration of Miners' Day. Said compensation is reflected in the Summary Compensation Table under the All Other Compensation column.

In 2019, Messrs. González Rocha, Jacob and Corrales and Ms. Vingerhoets received, $107,203, $35,622 $34,733 and $23,138 as Peruvian Independence holidays, Christmas and Labor Day bonuses, respectively. Additionally, they also received the bonus to celebrate Miners' Day. These amounts are reflected in the Summary Compensation Table under the All Other Compensation column.

(c) Termination of Employment Compensation or CTS:

Additionally, as compensation for years of service or CTS, Peruvian law requires a deposit of one twelfth of an employee’s annual salary, vacation, travel, Independence holidays, Christmas, dependents and service award bonus, each year, for each employee (whether Peruvian or expatriate) working in Peru, as applicable. This amount is deposited in a local bank of the employee’s choosing, in an individual account, which accrues interest paid by said bank. For all legal purposes, the chosen bank acts as trustee of the deposited amounts. The CTS funds can only be fully withdrawn when the employee terminates employment.

In 2019, we deposited for Messrs. González Rocha, Jacob and Corrales and for Ms. Vingerhoets, $99,286, $19,198, $18,936 and $12,478, respectively, as CTS compensation. For further details on the Peruvian mandated severance benefits see above under “Severance Benefits.” These amounts are reflected in the Summary Compensation Table under the All Other Compensation column.

(d) Peruvian Mandated Company Housing:

Peruvian mining law requires that we provide residences at our operations in Toquepala, Cuajone, and Ilo for all our salaried and non-salaried employees, including for Mr. Oscar González Rocha. No other Peruvian Named Executive Officer enjoys this benefit.

(e) Peruvian Mandated Family Assistance:

Peruvian law requires that we provide family assistance, which consists of 10% of the legal minimum salary, to all our salaried and non-salaried employees, including Messrs. González Rocha, Jacob and Corrales, who are married or have children under the age of 18. Said compensation is reflected in the Summary Compensation Table under the All Other Compensation column. No other Peruvian Named Executive Officer enjoys this benefit.

Cash Compensation under Company Sponsored Programs:

(a) Vacation Compensation:

We provide vacation bonuses for all our salaried employees and payment for vacation travel to all our key salaried employees.

Mr. González Rocha’s vacation bonus and travel in 2019 amounted to $43,320 and is reflected in the Summary Compensation Table under the All Other Compensation column. In 2019, Messrs. Jacob and Corrales received, $14,729 and $13,490, as vacation bonus and travel, respectively. Ms. Vingerhoets also received vacation and travel compensation. These amounts are reflected in the Summary Compensation Table under the All Other Compensation column.

(b) Five Percent Benefit or “Quinquenio”:

We also provide voluntarily to all salaried employees and to non-salaried employees under agreement with our local labor unions, a benefit consisting of five percent of the monthly salary for each period of five years of service. We call this benefit, colloquially in Peru, the “quinquenio.”

In 2019, Messrs. González Rocha, Jacob and Corrales and Ms. Vingerhoets received, $73,556, $36,467, $47,203 and $24,086 as quinquenio, respectively. These amounts are reflected in the Summary Compensation Table under the All Other Compensation column.

(c) Other Company Sponsored Programs:

We provide a small family assistance subsidy mandated by Peruvian law to expatriate employees and certain executives. In 2019, Messrs. González Rocha, Jacob and Corrales received minor subsidies under this program which are reflected in the All Other Compensation column in the Summary Compensation Table.  Additionally, said column reflects modest Christmas gifts given to all salaried and non-salaried employees, including Messrs. González Rocha, Jacob and Corrales and Ms. Vingerhoets.

Other Benefits:

(a) Company Housing, Medical Benefits and Club Membership:

We provide a corporate residence in Lima, which Mr. Oscar González Rocha uses when he conducts business activities at our Lima headquarters, and we pay for his business club membership in Lima, Peru. We reflect $34,800 for the housing benefit and small fees for medical benefits and a club membership in the Summary Compensation Table under the All Other Compensation column.

(b) Company Provided Car and Driver:

Messrs.  González Rocha, Jacob and Corrales, Ms. Vingerhoets and other key salaried employees are provided with a Company car and a driver. We consider that the use of Company cars by Messrs. González Rocha, Jacob, Corrales, Ms. Vingerhoets and by other key salaried employees is not a personal benefit, but is integrally and directly related to the performance of their functions as key executives or salaried employees of one of the largest companies in Peru, is required for security reasons, and is consistent with local practice.

(c) Tax Gross-Up:

We provide certain key employees a cash benefit as reimbursement for the payment of taxes on compensation received under the Stock Purchase Plans of Grupo Mexico.  In 2019, Mr. Oscar González Rocha received $178,692 as a tax gross-up payment, which is reflected in the Summary Compensation Table under the All Other Compensation column.

(d) Affiliate Directors' Fees:

Messrs. González Rocha, Jacob, and Corrales each received $20,000 in 2019 for services as directors of Coimolache S.A. ("Coimolache"), respectively, which is reflected in the Summary Compensation Table under the All Other Compensation column. The Company has a 44.2% participation in Coimolache.

Mexican Compensation Practices:

Our Mexican compensation practices also take into account many factors, including individual performance and responsibilities, years of service, elements of compensation mandated by Mexican law, future challenges and objectives, contributions to the future success of our Company, the executive total compensation, and our financial performance. We may also look at the compensation levels of comparable companies, as described above.

Our Named Executive Officers in Mexico, Messrs. Ramon Leal Chapa and Jorge Lazalde receive cash-based compensation, which is currently paid. The cash-based compensation has two principal components: base salary and bonus, which are discretionary, and compensation mandated by Mexican law. We also sponsor programs to recruit and retain qualified employees working in Mexico. Additionally, Grupo Mexico offers certain key employees, including our Named Executive Officers, eligibility under stock purchase plans. See the description of these plans under “Stock Purchase Plans of Grupo Mexico” below. Mr. Ramon Leal Chapa resigned effective July 31, 2019 from the office of Senior Vice President.

The payment of bonuses to our Named Executive Officers is discretionary and we do not necessarily pay bonuses every year. The payment of bonuses and the amount of the same depend on numerous factors, including among others, our financial performance, our intensive capital investment plan, our future cash flow generation from operations, and our liquidity in general.

We do not provide compensation tied to specific pre-determined individual or Company performance criteria or long-term incentive compensation.

The cash incentive payments granted to our Named Executive Officers are not based on pre-established performance targets or targets that have been previously communicated to the executives. The granting of the award and the amount of each award are discretionary and substantially uncertain until we decide to award them.

All our Mexican employee compensation is denominated in Mexican Pesos. We convert the Mexican Pesos into U.S. dollars using the average exchange rate for the applicable period.

Stock Options:

We have not granted stock options or other equity incentive awards to any of our Named Executive Officers since 2000 in Mexico. The Stock Incentive Plan, under which options and stock awards could have been granted, expired by its terms on January 1, 2006.

Stock Purchase Plans of Grupo Mexico:

Grupo Mexico offers certain eligible key employees, including our Named Executive Officers, the Employee Stock Purchase Plan through a trust that acquires shares of Grupo Mexico for future sales to our employees, and employees of our subsidiaries and certain affiliated companies. Sales are at the approximate fair market value on the date of grant. Every two years employees will be able to purchase shares subscribed for purchase in the previous two years. The employees will pay for shares purchased through monthly payroll deductions over the eight year period of the plan. At the end of the eight year period, Grupo Mexico will grant the participant a bonus of one share for every ten shares purchased by the employee. If Grupo Mexico pays dividends on shares during the eight year period, the participant will be entitled to receive the dividend in cash for all shares that have been fully purchased and paid as of the date that the dividend is paid. If the participant has only partially paid for shares, the dividends payable with respect to purchased shares will be used to reduce the remaining liability owed for such shares. No stock bonuses under the Employee Stock Purchase Plan were granted to our Named Executive Officers in 2019.

Under the Executive Stock Purchase Plan, participants receive incentive cash bonuses which are used to purchase shares of Grupo Mexico and which are deposited in a trust. Messrs. Ramon Leal Chapa and Lazalde did not receive discretionary cash bonuses under the Executive Stock Purchase Plan in 2019.

Pension Plan:

Retirement benefits of our employees in Mexico are covered by the Mexican social security system mandated by Mexican law. In addition, certain of our Mexican subsidiaries participate in a defined contribution pension plan, which complements the retirement benefits granted under the Mexican social security system.

Under the Mexican pension plan, non-union employees of Minera México, S.A. de C.V., and participating subsidiaries who have completed ten continuous years of employment with the participating subsidiary, including Messrs. Ramon Leal Chapa and Lazalde earn the right to receive certain benefits upon retirement at the normal retirement age of 70 or upon early retirement on or after age 60. Messrs. Ramon Leal Chapa and Lazalde received a contribution under the Mexican pension plan. These amounts are reflected in the Summary Compensation Table under the All Other Compensation column. An employee may choose to retire at age 75 only upon receiving the proper consent of the participating company.

Employees contribute 3% of their monthly base salary to the plan and the employer matches the employees’ contributions with an additional 3%. The funds are then invested in treasury or in marketable securities. The fiduciary of such investment funds is an institution authorized by the Mexican government. The plan is administered by a technical committee composed of at least three unpaid individuals (who may be employees of the participating companies), which are appointed by the Company. The plan may be amended or terminated at any time at the Company’s discretion, but such amendment or termination must preserve acquired rights of the employees.

Regardless of the manner in which an employee’s employment is terminated, he/she is entitled to receive his/her employee contributions and any amounts earned during his/her term of employment. Any severance benefits received by the terminated employee will be deducted from any employer contribution to be received under the plan. In the event of the retirement of an employee, he/she is entitled to receive amounts accrued under the plan.

Severance Benefits:

We do not have corporate plans providing severance benefits to our Named Executive Officers in Mexico. Our Named Executive Officers only receive severance benefits provided by Mexican law or negotiated by us when we undertake workforce reductions at our operations. Our Named Executive Officers in Mexico do not have change of control or employment agreements.

Discretionary Cash Compensation:

(a) Base Salary:

Messrs. Ramon Leal Chapa and Lazalde received $114,667 and $180,000, respectively, as base salary in 2019. Mr. Ramon Leal Chapa resigned from the office of Senior Vice President effective on July 31, 2019. The base salary of Mr. Lazalde decreased slightly from 2018 to 2019 due to foreign exchange conversions.

(b) Bonus:

Messrs. Ramon Leal Chapa and Lazalde did not receive discretionary cash bonuses under the Executive Stock Purchase Plan in 2019. Mr. Ramon Leal Chapa received a discretionary cash incentive bonus in 2019 of $88,249. Mr. Lazalde received $22,500 as discretionary cash incentive bonus in 2019. These bonuses are reflected in the Summary Compensation Table under the Bonus column.

Mexican Mandated Cash Compensation:

(a) Profit Sharing in the Profits of Our Mexican Operations:

Mexican law requires us, as well as all other mining companies in Mexico, to share 10% of the annual pre-tax profits of our operations with all our workers (salaried and non-salaried). This benefit is payable in cash to each employee. Mr. Leal Chapa did not receive a profit participation in 2019. Mr. Lazalde received $28,040 as participation in the pre-income tax earnings of our Mexican operations. This amount is reflected in the Summary Compensation Table under the All Other Compensation column.

(b) Mexican Christmas Bonus:

Mexican law also requires payment each year of at least 15 days salary to each employee, with at least one completed year of service, as a bonus for Christmas. We give our employees in Mexico one month’s salary as Christmas bonus. Mr. Lazalde received $15,000 as a Christmas bonus in 2019. Mr. Leal Chapa also received a Christmas bonus in 2019. These amounts are reflected in the Summary Compensation Table under the All Other Compensation column.

(c) Vacation Compensation:

We provide vacation bonuses for all our salaried employees, with at least one completed year of service, including our Named Executive Officers in Mexico, as required by Mexican law. This vacation bonus consists of at least 25% of the salary earned during the vacation period. Mr. Lazalde received a vacation bonus of $15,000 in 2019. Mr. Leal Chapa also received a vacation bonus in 2019. These amounts are reflected in the Summary Compensation Table under the All Other Compensation column.

Cash Compensation under Company Sponsored Programs:

(a) Mexican Pension Plan:

We offer our employees of Minera Mexico, S.A. de C.V. and participating subsidiaries the possibility of joining a defined contribution pension plan. Messrs. Ramon Leal Chapa and Lazalde received benefits as employer contributions under our Mexican pension plan in 2019. We reflect these benefits in the Summary Compensation Table under the All Other Compensation column. A more detailed description of the principal features of the Mexican pension plan can be found under “Pension Plan” above.

(b) Mexican Savings Plans:

We offer our employees the possibility of saving up to 13% of their salaries and we match this amount with our own contributions (but never in excess of ten times the minimum monthly salary). These amounts are invested by us in marketable securities. Amounts can be withdrawn at any time with proper notice after ceasing participation in the plan. Messrs. Ramon Leal Chapa and Lazalde received contributions under our Mexican savings plan, which are reflected in the Summary Compensation Table under the All Other Compensation column.

Other Company Provided Benefits:

(a)	Medical Insurance and Other Benefits:

Messrs. Ramon Leal Chapa and Lazalde receive minor contributions for medical insurance benefits and food vouchers. These amounts are reflected in the Summary Compensation Table under the All Other Compensation column.

(b) Company Provided Car and Driver:

Mr. Lazalde and other key salaried employees are provided with a Company car and a driver. Mr. Ramon Leal Chapa was granted a car and driver until his resignation effective on July 31, 2019. We consider that the use of Company cars by Messrs. Ramon Leal Chapa, Lazalde and other key salaried employees is not a personal benefit but is integrally and directly related to the performance of their functions as key executives or salaried employees of one of the largest companies in Mexico, is required for security reasons and is consistent with local practice.

(c) Corporate Secretary Fees:

Mr. Lazalde received $32,000 in fees as our corporate Secretary in 2019. This amount is reflected in the Summary Compensation Table under the All Other Compensation column.

(d) Termination of Service Payment:

Mr. Ramon Leal Chapa received a payment of $80,586 as compensation for his termination of service with the Company. This amount is reflected in the Summary Compensation Table under the All Other Compensation column.

Executive Compensation:

Set forth below is certain information concerning the compensation earned by, awarded to, paid by us, or by one or more of our subsidiaries or affiliates, to Messrs. González Rocha, Jacob, Corrales and Lazalde and to Ms. Vingerhoets for services rendered in all capacities to us for the fiscal years ended December 31, 2019, December 31, 2018 and December 31, 2017. The compensation of Mr. Ramon Leal Chapa is for the time of service with the Company during 2019 until his resignation effective July 31, 2019. Mr. Germán Larrea Mota-Velasco, our Chairman, received no compensation from us in 2019, 2018 and 2017 for services other than as a director.

Summary Compensation Table(a)

Gross Annual Compensation

Name and Principal Position	Year	Salary	Bonus(b)		All Other Compensation (c)	Total
Oscar González Rocha President and CEO	2019	$490,371		$416,948	$732,551	$1,639,870
	2018	$489,651		$395,676	$619,437	$1,504,764
	2017	$487,157		$160,627	$589,718	$1,237,502
Raúl Jacob Vice President Finance and CFO	2019	$145,869	$	_____	$197,454	$343,323
	2018	$151,163		$23,496	$183,718	$358,377
	2017	$146,230		$11,329	$181,818	$339,377
Ramon Leal Chapa Former Senior Vice President	2019	$114,667		$88,249	$108,589	$311, 505
Edgard Corrales Vice President, Exploration	2019	$134,865	$	_____	$199,155	$334,020
	2018	$140,123		$16,945	$183,599	$340,667
	2017	$138,212		$11,188	$175,075	$324,475
Julian Jorge Lazalde Secretary	2019	$180,000		$22,500	$100,699	$303,199
	2018	$182,451		$29,629	$89,094	$301,174
	2017	$175,286		$40,103	$79,598	$294,987
Lina Vingerhoets Comptroller	2019	$96,345		____	$115,756	$212,101
	2018	$96,983		7,686	$105,250	$209,919
	2017	$96,038		____	$97,026	$193,064

(a)	Compensation for all of our Peruvian and Mexican employees is denominated, respectively, in Peruvian Soles and Mexican Pesos. We convert the Peruvian Soles and Mexican Pesos into U.S. dollars using the average exchange rate for the applicable period. The average rate in 2019 for Peruvian Soles was 3.338 Soles for each U.S. dollar. The average rate in 2019 for Mexican Pesos was 19.2617 Mexican Pesos for each U.S. dollar.

(b)	The 2019 cash bonus of Mr. Oscar González Rocha reflects amounts paid under the Executive Stock Purchase Plan.

(c)	All Other Compensation for Mr. Oscar González Rocha consists mainly of:

(i) Cash Compensation Mandated by Peruvian Law:

·	$170,037 in 2019 as profit sharing in the profits of our Peruvian Branch;

·	$107,203 in 2019 as Peruvian legal holiday and Labor Day bonuses;

·	$99,286 in 2019 as termination of employment or CTS;

·	Family assistance; and

·	Miners' bonus.

(ii) Cash Compensation Under Company Sponsored Programs:

·	$43,320 as a vacation bonus and travel in 2019;

·	$73,556 in 2019 as five percent benefit or Quinquenio; and

·	Compensation under other Company sponsored programs, consisting of other minor Christmas gifts.

(iii) Other Benefits:

·	$34,800 for the use of our corporate Lima residence and small fees for payment of medical benefits and a business club membership in 2019; and

·	$178,692 in 2019 as a tax gross-up payment.

(iv) Affiliate Director's Fees:

·	$20,000 in 2019 as director's fees for services in Coimolache. The Company has a 44.2% participation in Coimolache.

All Other Compensation for Mr. Raúl Jacob consists mainly of:

(i) Cash Compensation Mandated by Peruvian Law:

·	$62,816 in 2019 as profit sharing in the profits of our Peruvian Branch;

·	$35,622 in 2019 as Peruvian legal holiday and Labor Day bonuses;

·	$19,198 in 2019 as termination of employment or CTS;

·	Family assistance; and

·	Miners' bonus.

(ii) Cash Compensation Under Company Sponsored Programs:

·	$14,792 in 2019 as vacation bonus and travel;

·	$36,467 in 2019 as five percent benefit or Quinquenio;

·	Subsidy to assist with education costs for his children in 2019; and

·	Compensation under other Company sponsored programs, consisting of minor Christmas gifts.

(iii) Affiliate Director's Fees:

·	$20,000 in 2019 as director's fees for services in Coimolache. The Company has a 44.2% participation in Coimolache.

All Other Compensation for Mr. Ramon Leal Chapa consists mainly of:

(i) Cash Compensation Mandated by Mexican Law:

·	A Mexican vacation bonus in 2019; and

·	A Mexican Christmas bonus in 2019.

(ii) Cash Compensation Under Company Sponsored Programs:

·	2019 contributions under our Mexican pension and health plans;

·	2019 contributions under our Mexican savings plan;

·	Compensation under other Company programs, consisting of food vouchers; and

·	Termination of service payment in 2019 of $80,586.

All Other Compensation for Mr. Edgard Corrales consists mainly of:

(i) Cash Compensation Mandated by Peruvian Law:

·	$61,386 in 2019 as profit sharing in the profits of our Peruvian Branch;

·	$34,733 in 2019 as Peruvian legal holiday and Labor Day bonuses;

·	$18,936 in 2019 as termination of employment or CTS;

·	Family assistance; and

·	Miners' bonus.

(ii) Cash Compensation Under Company Sponsored Programs:

·	$13,490 in 2019 as vacation bonus and travel;

·	$47,203 in 2019 as five percent benefit or Quinquenio;

·	Subsidy in 2019 to assist with education costs for his children; and

·	Compensation under other Company sponsored programs, consisting of other minor Christmas gifts.

(iii) Affiliate Director's Fees:

·	$20,000 in 2019 as director's fees for services in Coimolache. The Company has a 44.2% participation in Coimolache.

All Other Compensation for Mr. Jorge Lazalde consists mainly of:

(i) Cash Compensation Mandated by Mexican Law:

·	Mexican Christmas bonus of $15,000 in 2019;

·	Mexican vacation bonus of $15,000 in 2019; and

·	$28,040 in 2019 as profit participation.

(ii) Cash Compensation Under Company Sponsored Programs:

·	2019 contributions under our Mexican pension and health plans;

·	2019 contributions under our Mexican savings plan; and

·	Compensation under other Company programs, consisting of food vouchers.

(iii) Attendance Fees as Corporate Secretary:

·	$32,000 in fees as our corporate Secretary in 2019.

All Other Compensation for Ms. Vingerhoets consists mainly of:

(i) Cash Compensation Mandated by Peruvian Law:

·	$43,809 in 2019 as profit sharing in the profits of our Peruvian Branch;

·	$23,138 in 2019 as Peruvian legal holiday and Labor Day bonuses;

·	$12,478 in 2019 as termination of employment or CTS; and

·	Miners' bonus.

(ii) Cash Compensation Under Company Sponsored Programs:

·	Vacation bonus and travel compensation in 2019;

·	$24,086 in 2019 as five percent benefit or Quinquenio; and

·	Compensation under other Company sponsored programs, consisting of other minor Christmas gifts.

Outstanding Equity Awards at Fiscal Year-End

No options to purchase shares in the Company or other equity incentive awards have been granted since 2000.  No options, equity awards or equity-based awards were outstanding at December 31, 2019.  The Stock Incentive Plan, under which options and stock awards could have been granted, expired by its terms on January 1, 2006.

Option Exercises and Stock Vested at Fiscal Year-End

No options were exercised since 2000.  No stock award vested as of December 31, 2019.

Retirement Plans

See descriptions above under “Pension Plans.”

Severance Benefits

As described above in the Compensation Discussion and Analysis, we provide severance benefits as required by Peruvian and Mexican law, as applicable.

Hedging Policy

On March 8, 2019, the SEC adopted final rules that require companies to disclose any practices or policies regarding the ability of employees and directors to engage in certain hedging transactions with respect to the Company’s securities. The SEC rules do not require companies to adopt new hedging policies or amend previously approved hedging policies. The Securities Law Compliance Policy of the Company, approved by the Board of Directors on April 23, 2009, provides the following hedging policy:

Hedging

Certain forms of hedging or monetization transactions (such as zero-cost collars) are complex transactions that can present unique insider trading risks. Therefore, the Company strongly discourages board members, officers, employees, and agents covered by this Policy from engaging in such transactions. Any such person wishing to enter into such an arrangement must first pre-clear the proposed transaction with the General Counsel, Secretary or Assistant Secretary of SCC, and it is strongly recommended that such person consult with his or her broker/financial advisor and tax advisor. Any request for pre-clearance of a hedging or similar arrangement must be submitted to the General Counsel, Secretary or Assistant Secretary of SCC at least two weeks prior to the proposed execution of documents evidencing the proposed transaction and must set forth a justification for the proposed transaction.

Pay Ratio Disclosure

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has adopted a rule requiring us to disclose a ratio of total annual compensation of our median employee to total annual compensation of our CEO. Based on the methodology described below, the compensation of our median employee in 2019 was $33,321 and compensation to our CEO was $1,639,870, resulting in a ratio of CEO pay to median employee pay for fiscal year 2019 of 49:1.

We used our entire global employee population, other than the CEO, as of a determination date of December 31, 2019 to estimate the median employee. For estimating the median employee, we used a Consistently Applied Compensation Measure (CACM) of annual base salary for 2019 with values converted into U.S. dollars based on the average monthly exchange rate for 2018. We compiled annual base salary data for all employees and then selected our median employee from a group of employees with a salary within +/-1% of the median employee under the CACM. Our median employee is a full-time, hourly employee based in Mexico. After identifying the median employee, we calculated annual total compensation for this employee using the same methodology we use for our named executive officers as disclosed in the Summary Compensation Table.

Our pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above. Because the SEC rules allow for different methodologies for determining the ratio, and because work force demographic can vary across companies, the estimated ratio should not be compared against other publicly-traded companies. There have been no changes that we reasonably believe would significantly affect the pay ratio disclosure set forth herein.

Compensation Policies and Practices and Risk

Our Peruvian and Mexican executive officers and non-executive employees receive cash-based compensation, which is currently paid. The cash-based compensation has two principal components: base salary and bonus, which are discretionary, and compensation mandated by Peruvian and Mexican law. We also sponsor programs to recruit and retain qualified employees working in Peru and Mexico.

The payment of bonuses is discretionary and we do not necessarily pay bonuses every year. The payment of bonuses and the amount of the same depend on numerous factors, including among others, our financial performance, our intensive capital investment plan, our future cash flow generation from operations, and our liquidity in general. We do not provide compensation tied to specific pre-determined individual or Company performance criteria or long-term incentive compensation. The cash incentive payments granted to our executives and non-executive employees are not based on pre-established performance targets or on targets that have been previously communicated to the executives or the employees. The granting of specific awards and the amount of each award are discretionary and substantially uncertain until we decide to award them.

The decisions to grant salary increases and bonuses for the Named Executive Officers of the Company and for non-executive employees are made by our management team and our Compensation Committee after a thorough analysis of numerous factors, including among others, the responsibilities and performance of each Named Executive Officer or employee measured in the areas of production, expansions and project developments, safety and environmental responsiveness (both individually and as compared to other officers or employees of the Company). It is our practice to grant relatively small salary increases to our Named Executive Officers commensurate with the cost of living increases in Peru and Mexico and tailor the amount of the incentive cash payments to balance the amounts of compensation mandated by Peruvian and Mexican law, principally the amounts received by the Named Executive Officers as profit participations. Generally, in years in which the profit participation amounts paid to Named Executive Officers are high, the bonus or incentive cash payments will be lower than in years in which the profit participation amounts are relatively modest. In such years, where the profit participation amounts are modest, if our financial conditions permit, we tend to increase the amount paid in cash incentives. Without limiting this, from time to time larger discretionary cash bonuses are granted to our Named Executive Officers in recognition of a particular Named Executive Officer’s performance during the year and to reward him for his leadership, vision and focus. The Company’s compensation policies or practices do not vary significantly from the Company’s overall risk and reward structure, inasmuch as we do not offer performance-based bonuses or incentive awards which occur significantly before receipt of anticipated income or expiration of associated risk to the Company.  We do not have business units that account for a significant portion of the Company’s risk profile or compensation policies and practices that vary for a particular business unit.  We continuously monitor our compensation policies and practices to avoid risk-taking by executive and non-executive employees to increase their compensation.

Compensation Committee Interlock and Insider Participation

Messrs. Germán Larrea Mota-Velasco and Alfredo Casar Pérez, our directors representing Grupo Mexico, are executive officers and/or directors of Grupo Mexico or its affiliates. Messrs. Germán Larrea Mota-Velasco, Oscar González Rocha, Xavier García de Quevedo Topete, and Gilberto Perezalonso Cifuentes comprise the Compensation Committee of the Board of Directors. See also “Related Party Transactions.”

Compensation of Directors

2019 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards (a) ($)	Total ($)
Germán Larrea Mota-Velasco	$52,000	$58,416	$110,416
Oscar González Rocha	—	—	—
Vicente Ariztegui Andreve	$52,000	$58,416	$110,416
Alfredo Casar Pérez	$52,000	$58,416	$110,416
Enrique Castillo Sánchez Mejorada	$124,000	$58,416	$182,416
Xavier García de Quevedo Topete	$52,000	$58,416	$110,416
Rafael Mac Gregor Anciola	$52,000	$58,416	$110,416
Luis Miguel Palomino Bonilla	$124,000	$58,416	$182,416
Gilberto Perezalonso Cifuentes	$99,000	$58,416	$157,416
Carlos Ruiz Sacristán	$52,000	$58,416	$110,416

(a) The dollar value reported is based on the closing stock price of a share of SCC’s common stock on the NYSE on the May 7, 2019 grant date, which was $36.51.

Each non-employee director receives compensation in the amount of $20,000 per year and $8,000 for attendance in person at each meeting of the Board. For committee attendance the fee is $6,000 and if the participation is by telephone conference the compensation is $1,000 for each meeting. All directors are reimbursed by us for all meeting related expenses.

We have a Directors’ Stock Award Plan which entitles directors who are not compensated as our employees to an award of 1,600 shares of Common Stock upon election to the Board of Directors and 1,600 additional shares of Common Stock following each annual meeting of stockholders thereafter. The award is not subject to vesting requirements.

The information set forth below reflects the shares of our Common Stock granted under the Directors’ Stock Award Plan outstanding and held by each of the directors as of December 31, 2019, except for the information provided for Mr. Casar Pérez, which is as of April 27, 2020.

Southern Copper Corporation

Shares of Common Stock Beneficially Owned
Germán Larrea Mota-Velasco	26,166
Oscar González Rocha	1,212
Vicente Ariztegui Andreve	3,200
Alfredo Casar Pérez	0
Enrique Castillo Sánchez Mejorada	0
Xavier García de Quevedo Topete	10,438
Rafael Mac Gregor Anciola	4,400
Luis Miguel Palomino Bonilla	8,814
Gilberto Perezalonso Cifuentes	23,741
Carlos Ruiz Sacristán	17,474

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Set forth below is certain information with respect to those persons who are known by us to have been, as of December 31, 2019, beneficial owners of more than five percent of our outstanding Common Stock.

	Southern Copper Corporation
	Shares of Common Stock Beneficially Owned	Percent of Outstanding Common Stock
Americas Mining Corporation, 1440 E. Missouri Avenue, Suite 160, Phoenix, AZ 85014(a)	687,275,997	88.9%

(a) As reported in Amendment No. 16 to the Schedule 13D filed with the SEC by Grupo Mexico, S.A.B. de C.V. and Americas Mining Corporation on October 31, 2011.  AMC and Grupo Mexico, S.A.B. de C.V. share the power to dispose and vote the shares of our Common Stock. Americas Mining Corporation is wholly- owned by Grupo Mexico, S.A.B. de C.V.

Security Ownership of Management

The information set forth below as to the shares of our Common Stock beneficially owned by the nominees, directors and executive officers named in the Summary Compensation Table below and by all nominees, directors and executive officers as a group is stated as of December 31, 2019, except for the information provided for Mr. Casar Pérez, which is as of April 27, 2020.

	Southern Copper Corporation
Director/Executive Officer	Shares of Common Stock Beneficially Owned(a)	Percent of Outstanding Common Stock
Germán Larrea Mota-Velasco	3,371,367		(b)
Oscar González Rocha	134,539		(b)
Vicente Ariztegui Andreve	3,200		(b)
Alfredo Casar Pérez	0
Enrique Castillo Sánchez Mejorada	0
Edgard Corrales	0
Xavier García de Quevedo Topete	10,438		(b)
Raúl Jacob	0
Jorge Lazalde	0
Rafael Mac Gregor Anciola(c)	4,400		(b)
Luis Miguel Palomino Bonilla	8,814		(b)
Gilberto Perezalonso Cifuentes	23,741		(b)
Carlos Ruiz Sacristán	17,474		(b)
Lina Vingerhoets	0
All nominees, directors and executive officers as a group (16 individuals)	3,573,973

(a)	Information with respect to beneficial ownership is based upon information furnished by each nominee, director or executive officer. All nominees, directors and executive officers have sole voting and investment power over the shares beneficially owned by them.

(b)	Less than 0.5%.

(c)	Mr. Mac Gregor Anciola reported 4,400 shares owned with his wife.

In addition, the following information is provided in satisfaction of applicable rules of the SEC. Grupo Mexico, the indirect majority stockholder of the Company, is a Mexican corporation with its principal executive offices located at Edificio Parque Reforma, Campos Eliseos No. 400, 12th Floor, Col. Lomas de Chapultepec, Delegacion Miguel Hidalgo, Mexico City, C.P. 11000, Mexico. Grupo Mexico’s principal business is to act as a holding company for shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and railway services. Grupo Mexico shares are listed on the Mexican Stock Exchange (GMEXICO).

The largest shareholder of Grupo Mexico is EIM, a Mexican corporation. The principal business of EIM is to act as a holding company for shares of other corporations engaged in a variety of businesses including mining, construction, railways, real estate, and drilling. The Larrea family, including Mr. Germán Larrea, directly controls the majority of the capital stock of EIM and directly and indirectly controls a majority of the votes of the capital stock of Grupo Mexico.

Beneficial Ownership of Grupo Mexico Shares
as of December 31, 2019

	Grupo Mexico
Director/Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Outstanding Common Stock (a)
Germán Larrea Mota-Velasco	1,747,270,000	22.4%
Oscar González Rocha	3,932,096		(a)
Vicente Ariztegui Andreve	0
Alfredo Casar Pérez	3,261,271		(a)
Enrique Castillo Sánchez Mejorada	5,000		(a)
Edgard Corrales	36,000		(a)
Xavier García de Quevedo Topete	1,664,651		(a)
Raúl Jacob	146,424		(a)
Jorge Lazalde (b)	310,257		(a)
Rafael Mac Gregor Anciola	0
Luis Miguel Palomino Bonilla	0
Gilberto Perezalonso Cifuentes	0
Carlos Ruiz Sacristán	70,262		(a)
Lina Vingerhoets	0

All nominees, directors and executive officers as a group (16 individuals)	1,756, 695,961

(a)	Less than 0.5%.

(b)	Mr. Jorge Lazalde has the right to acquire 15,000 additional Grupo Mexico shares under Grupo Mexico’s Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

In 2019, we had entered into certain transactions in the ordinary course of business with parties that are controlling stockholders or their affiliates. These transactions include the lease of office space, air and railroad transportation, construction services, energy supply and other products and services related to mining and refining. We lend and borrow funds among affiliates for acquisitions and other corporate purposes. These financial transactions bear interest and are subject to review and approval by senior management, as are all related party transactions.

Grupo Mexico, our ultimate parent and our majority indirect stockholder, and its affiliates, provide various services to us directly or indirectly through subsidiaries. In 2019, these services were primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services. In 2018 AMMINCO Apoyo Administrativo, S. A. de C. V. (“AMMINCO”), a subsidiary of Grupo Mexico, began providing such services to our Peruvian operations. We pay Grupo Mexico and AMMINCO for these services. The total amount paid by us to Grupo Mexico and AMMINCO for such services in 2019 was $27.8 million. The Company received $0.1 million from AMMINCO. We expect to continue to pay for these support services in the future.

In December 2018, in accordance with the Company´s tax sharing agreement with its parent, the Company´s Peruvian operations advanced $11 million to AMC for the payment of the Company's GILTI tax that later was determined not to be necessary. This amount was reimbursed to the Company in the first quarter of 2019.

In 2019, our Mexican operations paid $44.1 million primarily for freight services provided by Ferrocarril Mexicano, S.A. de C.V. and was paid $0.1 million by Ferrocarril, $71.0 million for engineering and construction services provided by Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates, and $202.2 million for power supplied by Mexico Generadora de Energia S. de R.L. (“MGE”), all subsidiaries of Grupo Mexico. In 2019 the Company received from MGE $47.4 million for natural gas and services. On August 4, 2014, Mexico Generadora de Energia Eolica S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro (“Eolica”) is a windfarm that has 37 wind turbines. This company started operations in January 2014 and started to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (“IMMSA”) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Eolica is currently supplying approximately 18.2% of its power output to IMMSA, a subsidiary of the Company. Our Mexican operations purchased power from Eolica for $2.9 million in 2019.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to us since December 2013. Currently, MGE is supplying approximately 5.2% of its power output to third-party energy users.

In 2019, the Company’s Mexican operations purchased $37.6 million in scrap and other residual copper mineral and sold $11.4 million in copper cathodes and rod, as well as sulfuric acid, silver and gold to Asarco LLC, a subsidiary of Grupo Mexico.

In September 2019, Asarco LLC signed a promissory note to pay to the Company´s Mexican operations $62.0 million plus interest no later than October 31, 2021, with quarterly payments of $0.5 million. The annual interest rate of the note is Libor plus 200 basis points, 4.08513%, which will be reviewed annually. As of December 31, 2019, $59.5 million is recorded as a long-term related party receivable in the consolidated balance sheet of the Company. Related to this promissory note, the Company recorded interest income of $2.3 million in 2019.

In 2019, the Company made donations of $9.6 million to Fundacion Grupo Mexico, an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations.

The Larrea family controls a majority of the capital stock of Grupo Mexico, and has extensive interests in other businesses, including transportation, aviation, entertainment and real estate. We engage in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to the lease of office space, air transportation and entertainment services. In 2019, we paid Mexico Transportes Aereos S.A. de C.V. $2.3 million for aviation services provided to our Mexican operations. The Company’s Mexican operations paid $0.4 million and $0.2 million to Boutique Bowling de Mexico S.A de C.V. and Operadora de Cinemas S.A. de C.V. for entertainment services, respectively. These companies are controlled by the Larrea family. In addition, the Company received $1.8 million, $0.1 million and $0.1 million from Mexico Transportes Aereos S.A. de C.V., Boutique Bowling de Mexico S.A. de C.V., and Operadora de Cinemas S.A. de C.V., respectively, for building rental and maintenance services provided by our Mexican subsidiary. The Company´s Mexican operations also received $0.2 million from Empresarios Industriales de Mexico, S. A. de C. V. for providing security services.

In 2019, we did not have purchase activities with companies having relationships with our executive officers.

The Company has a 44.2% participation in Compañia Minera Coimolache S.A. (“Coimolache”), which it accounts for on the equity method. Coimolache owns Tantahuatay, a gold mine located in the northern part of Peru. Messrs. Gonzalez Rocha, Jacob and Corrales are directors of Coimolache.

In addition, the Company has a 30.0% participation in Apu Coropuna S.R.L. (“Apu Coropuna”), which it accounts for on the equity method. Apu Coropuna is a company, which undertakes exploration activities in the Pucay prospect, located in Arequipa, Peru. Mr. Edgard Corrales is a member of the management Committee of Apu Coropuna.

Asarco LLC, a subsidiary of Grupo Mexico, and AMC, the parent of the Company, employ Oscar González Barron, the son of Oscar González Rocha, our Chief Executive Officer. Mr. González Barron holds the position of Chief Financial Officer at Asarco LLC and received $47,856 as his base salary along with other employment benefits that are standard for employees of Asarco LLC at that management level, such as the use of the Company car valued at $4,005. Mr. González Barron did not receive a discretionary cash bonus from Asarco LLC in 2019. Mr. Oscar González Barron holds the office of Corporate Director of Administration and Internal Control at AMC and received a base salary from AMC of $186,900 in 2019. He also received a cash discretionary bonus from AMC of $39,061 in 2019. Mr. González Barron also received fees from Grupo Mexico amounting to $10,383 in 2019. Mr. Oscar González Rocha was not involved in the recruiting or hiring of Mr. Oscar González Barron by Asarco LLC or AMC, nor in any decision affecting Mr. González Barron’s compensation at Asarco LLC or at AMC.  Mr. Oscar González Barron’s compensation was established by Asarco LLC and AMC, respectively, in accordance with their compensation practices applicable to employees with equivalent qualifications and responsibilities and holding similar positions.

It is anticipated that in the future we will enter into similar transactions with such parties.

On February 28, 2017, AMC and the Company entered into a tax agreement (the “Tax Agreement”), effective as of February 20, 2017, pursuant to which AMC, as the parent of the consolidated group of which the Company is a member and joins in the filing of a U.S. federal income tax return, (a) will be responsible for and discharge, any and all liabilities and payments due to the IRS on account of any incremental tax liabilities of the Company in connection with the potential adjustments being considered by the IRS in connection with the interest of a 2012 Judgment, (b) will not seek reimbursement, contribution or collection of any amounts of money or any other asset in connection therewith from the Company, and (c) will indemnify, defend and hold harmless the Company from any such liability, including the cost of such defense.

The Audit Committee reviewed the 2019 related party transactions reported in this report and did not object to any of them. Our Audit Committee recognizes that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof) and adopted a written policy for related party transactions on January 24, 2007, and amended it on February 23, 2007, and on April 24, 2008.  During 2019 it was our policy that the Audit Committee shall review all related party transactions. Related parties were those defined as such by the SEC. We are required to report all related party transactions in our filings with the SEC and as required by accounting requirements.

Article Nine of our Certificate specifically states: “The Corporation shall not engage in any Material Affiliate Transaction unless it has been the subject of prior review by a committee of the Board of Directors with at least three members, each of whom is an Independent Director (any such committee, an “Affiliate Transactions Committee”). For purposes of this Article Nine, a “Material Affiliate Transaction” shall mean any transaction, business dealing or material financial interest in any transaction, or any series of related transactions, between Grupo México or one of its affiliates (other than the Corporation or any of the Corporation’s subsidiaries), on the one hand, and the Corporation or one of the Corporation’s subsidiaries, on the other hand, that involves consideration of more than $10,000,000 in the aggregate.”

During 2019 our policy provided that the Audit Committee may delegate authority to grant such approvals or ratifications to one or more members of the Audit Committee with the requirement that such member or members present any decisions made pursuant to such delegated authority to the full Audit Committee at its next scheduled meeting.

Additionally, during 2019 the policy provided that in transactions where a senior officer is related to any of our goods or services provider, the Chairman of the Audit Committee is delegated the authority to approve the transaction, unless it exceeds an aggregate consideration of more than $500,000.  In the latter case, prior approval of the Audit Committee members is required.

During 2019 our policy provided that in reviewing a related party transaction the Audit Committee had to consider all of the relevant factors surrounding the transaction, including:

(1)       whether there is a valid business reason for us to enter into the related party transaction consistent with the best interests of the Company and our stockholders;

(2)       whether the transaction is negotiated on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally;

(3)       whether the Audit Committee determines that it has been duly apprised of all significant conflicts that may exist or may otherwise arise on account of the transaction, and it believes, nonetheless, that we are warranted in entering into the related party transaction and have developed an appropriate plan to manage the potential conflicts of interest;

(4)       whether the rates or charges involved in the transaction are determined by competitive bids, or the transaction involves the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority;

(5)       whether the transaction involves services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services; and/or

(6)       whether the interest of the related party or that of a member of the immediate family of the related party arises solely from the ownership of our class of equity securities and all holders of that class of our equity securities received the same benefit on a pro rata basis.

During 2019, management reported all related party transactions to the Audit Committee at each meeting, including material transactions that require approval or ratification. On April 25, 2017, the Audit Committee created a subcommittee of related party transactions, composed of three of its members, with the authority to review related party transactions, including material affiliate related party transactions. Material related party transactions are reported to the full Board of Directors. During 2019, our policy provided a presumption that the Audit Committee has approved or ratified the related party transaction if it has reviewed the transaction and made no observations or objections to the same.

During the second half of 2019, at the direction of the Audit Committee and with the input of the subcommittee of related party transactions, management undertook to revise our internal policies and procedures to establish channels of reporting and review and approval requirements for related party transactions. This revised policy was developed to complement our existing practices covering related party transactions, including the Audit Committee’s policy described above. While the revised policy addressed the subject of related party transactions and the potential conflict of interest they present generally, a particular focus of the revised policy is to assist our employee base to identify potential transactions described by Article Nine of our Certificate as early as possible and establish a chain of internal reporting to help ensure that we do not engage in any Material Affiliate Transaction (as defined in Article Nine of our Certificate) unless that transaction has been the subject of prior review by a committee of three independent members of our board of directors. This revised policy was approved by our Board of Directors at its meeting of February 20, 2020.

As an example of the revised policy’s enhanced control functions, related party transactions with consideration between $8,000,000 and $10,000,000 are to be pre-approved by our General Counsel and Chief Financial Officer. If the General Counsel and Chief Financial Officer have any questions about the consideration amount, they may refer a proposed related party transaction to the committee of three independent directors for consideration.

 Director Independence

Messrs. Luis Miguel Palomino Bonilla, Gilberto Perezalonso Cifuentes, and Carlos Ruiz Sacristán are our special independent directors. Messrs.  Vicente Ariztegui Andreve, Enrique Castillo Sánchez Mejorada and Rafael Mac Gregor Anciola are our fourth, fifth and sixth independent directors. At its meeting on February 20, 2020, the Board of Directors approved the nomination of special independent directors made by the Special Nominating Committee and endorsed the determination made by the Special Nominating Committee that Messrs. Luis Miguel Palomino Bonilla, Gilberto Perezalonso Cifuentes, and Carlos Ruiz Sacristán are independent of management in accordance with the requirements of the NYSE, as such requirements are interpreted by the Special Nominating Committee and our Board of Directors in their respective business judgments. The Board of Directors also determined that Messrs.  Vicente Ariztegui Andreve, Enrique Castillo Sánchez Mejorada and Rafael Mac Gregor Anciola are independent of management in accordance with the requirements of the NYSE as such requirements are interpreted by our Board of Directors in its business judgment.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees we were or will be billed by Deloitte Touche Tohmatsu Limited (“DTT”) for professional services rendered for the 2019 and 2018 fiscal years, respectively.

Fee Category	2019 Fees	2018 Fees
Audit Fees	$1,712,445	$1, 670,687
Audit-Related Fees	241,124	112,171
Tax Fees	69,084	99,595
All Other Fees	52,854	11,500
Total Fees	$2,075,507	$1,893,953

Audit Fees

Audit Fees consist of fees for professional services rendered by DTT for the audit of our financial statements and those of our subsidiaries in Mexico and Peru, as well as our subsidiary in Argentina, and of our branches in Peru and Chile, which are included in our Annual Report on Form 10-K, fees for the review of the financial statements included in our quarterly reports on Form 10-Q, and fees for services that are customarily rendered in connection with statutory and regulatory filings, including services in connection with the audit of the effectiveness of our internal control over financial reporting required by the Sarbanes-Oxley Act of 2002. For the fiscal years of 2019 and 2018, the Company paid a total of $1,712,445 and $1,670,687, respectively in Audit Fees.

Audit-Related Fees

Audit-Related Fees consist of fees for assurance and related services provided by DTT, not described above under “Audit Fees,” in connection with the performance of the review and audit of the quarterly and annual financial statements of the Company, due diligence services and attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards, which amounted to $241,124 in the 2019 fiscal year and $112,171 in the 2018 fiscal year.

Tax Fees

Tax Fees for the 2019 fiscal year consisted of $69,084for assistance on various tax issues, including on Minera Mexico tax incentive analysis. Tax Fees for the 2018 fiscal year consisted of $99,595 for assistance on various tax issues, including on Minera Mexico transfer pricing.

All Other Fees

In 2019 the Company paid $52,854 principally for consulting fees for advice on Toquepala social responsibility issues. In the 2018 fiscal year the Company paid $11,500 for All Other Fees.

Audit Committee Pre-Approval Policies and Procedures

Our management defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if it approves the engagement of the independent accountants. On July 19, 2010, the Audit Committee decided that management could engage the services of the independent accountants for special projects in amounts up to $30,000, provided they would be approved at the next scheduled Audit Committee meeting. Management could only engage the services of the independent accountants for up to two special projects each calendar year, not exceeding $60,000. For services between $30,000 and $60,000, the services would have to be approved by the Chairman of the Audit Committee and would have to be reported to the full Audit Committee at the next scheduled Audit Committee meeting.  For services in excess of $60,000, the full approval of the entire Audit Committee would be required previous to the engagement. In 2019, all services provided by DTT were approved in advance by the Audit Committee.

PART IV.

Item 15. Exhibits, Financial Statements, Schedule

The following exhibits are filed as part of this report:

1.	Exhibits:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

April 29, 2020