Form 10-Q
period 2020-03-31
SOUTHERN COPPER CORP/
filed 2020-05-04
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

As of April 30, 2020 there were outstanding 773,058,869 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
(in millions, except for per share amounts)
Net sales (including sales to related parties, see note 6)	$1,719.7	$1,753.4
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	955.8	844.1
Selling, general and administrative	29.1	28.5
Depreciation, amortization and depletion	192.9	181.6
Exploration	8.6	5.5
Total operating costs and expenses	1,186.4	1,059.7

Operating income	533.3	693.7

Interest expense	(101.9)	(90.1)
Capitalized interest	5.1	12.3
Other income (expense)	(7.4)	5.4
Interest income	7.8	3.7
Income before income taxes	436.9	625.0
Income taxes (including royalty taxes, see Note 5)	221.7	237.9
Net income before equity earnings of affiliate	215.2	387.1
Equity earnings (loss) of affiliate, net of income tax	1.0	2.1
Net income	216.2	389.2
Less: Net income attributable to the non-controlling interest	1.4	1.0
Net income attributable to SCC	$214.8	$388.2

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$0.28	$0.50
Weighted average shares outstanding-basic and diluted	773.1	773.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
(in millions)
Net income and comprehensive income	$216.2	$389.2
Comprehensive income attributable to the non-controlling interest	1.4	1.0
Comprehensive income attributable to SCC	$214.8	$388.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,051.6	$1,925.1
Short-term investments	40.7	80.7
Accounts receivable trade	709.7	832.9
Accounts receivable other (including related parties 2020- $35.3 and 2019 - $30)	80.0	78.9
Inventories	1,079.4	1,068.5
Prepaid taxes	157.9	172.4
Other current assets	20.4	26.2
Total current assets	4,139.7	4,184.7

Property and mine development, net	9,288.7	9,371.0
Ore stockpiles on leach pads	1,149.0	1,230.3
Intangible assets, net	148.5	148.4
Related parties receivable	59.0	59.5
Right-of-use assets	1,029.6	1,046.4
Deferred income tax	195.8	183.9
Equity method investment	112.9	111.9
Other non-current assets	88.9	71.3
Total assets	$16,212.1	$16,407.4

LIABILITIES
Current liabilities:
Current portion of long-term debt	$400.0	$399.8
Accounts payable (including related parties 2020- $81.6 and 2019- $86.4)	597.8	598.3
Accrued income taxes	16.5	116.3
Accrued workers’ participation	130.3	174.9
Accrued interest	140.9	96.0
Lease liabilities current	69.4	68.6
Other accrued liabilities	32.3	22.6
Total current liabilities	1,387.2	1,476.5

Long-term debt	6,541.8	6,541.0
Lease liabilities	960.1	977.8
Deferred income taxes	183.2	178.3
Non-current taxes payable	—	0.7
Other liabilities and reserves	111.1	112.6
Asset retirement obligation	265.5	262.3
Total non-current liabilities	8,061.7	8,072.7

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY (NOTE 11)
Common stock par value $0.01; shares authorized, 2020 and 2019–2,000; shares issued, 2020 and 2019–884.6	8.8	8.8
Additional paid-in capital	3,410.5	3,424.9
Retained earnings	6,341.2	6,435.6
Accumulated other comprehensive income	(10.1)	(10.1)
Treasury stock, at cost, common shares	(3,034.2)	(3,048.9)
Total Southern Copper Corporation stockholders’ equity	6,716.2	6,810.3
Non-controlling interest	47.0	47.9
Total equity	6,763.2	6,858.2
Total liabilities and equity	$16,212.1	$16,407.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019

OPERATING ACTIVITIES
Net income	$216.2	$389.2
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	192.9	181.6
Equity earnings of affiliate, net of dividends received	(1.0)	(1.1)
(Gain) loss on foreign currency transaction effect	(28.0)	2.3
Provision for deferred income taxes	7.5	38.9
Other, net	6.9	3.6
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	123.2	(54.2)
Decrease (increase) in inventories	70.4	(7.5)
(Decrease) in accounts payable and accrued liabilities	(102.4)	(132.9)
(Increase) in other operating assets and liabilities	(10.6)	(48.6)
Net cash provided by operating activities	475.1	371.3
INVESTING ACTIVITIES
Capital expenditures	(101.0)	(173.1)
Proceeds from sale (purchase) of short-term investments, net	40.0	0.3
Other	0.4	—
Net cash used in investing activities	(60.6)	(172.8)
FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(309.2)	(309.2)
SCC shareholder derivative lawsuit — received from AMC	—	36.5
SCC shareholder derivative lawsuit — dividend paid	—	(36.5)
Other, net	(2.2)	(0.1)
Net cash used in financing activities	(311.4)	(309.3)
Effect of exchange rate changes on cash and cash equivalents	23.4	3.2
Increase (decrease) in cash and cash equivalents	126.5	(107.6)
Cash and cash equivalents, at beginning of year	1,925.1	844.6
Cash and cash equivalents, at end of year	$2,051.6	$737.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019

TOTAL EQUITY, beginning of period	$6,858.2	$6,612.8
STOCKHOLDERS’ EQUITY, beginning of period	6,810.3	6,567.4
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	3,424.9	3,393.7
Other activity of the period	(14.4)	6.7
Balance at end of period	3,410.5	3,400.4
TREASURY STOCK:
Southern Copper common shares
Balance at beginning and end of the period	(2,767.9)	(2,768.3)
Parent Company common shares
Balance at beginning of period	(281.0)	(251.3)
Other activity, including dividend, interest and foreign currency transaction effect	14.7	(6.4)
Balance at end of period	(266.3)	(257.7)
Treasury stock balance at end of period	(3,034.2)	(3,026.0)
RETAINED EARNINGS:
Balance at beginning of period	6,435.6	6,186.9
Net earnings	214.8	388.2
Dividends declared and paid, common stock, per share, 2020- $0.4, 2019– $0.4	(309.2)	(309.2)
SCC shareholder derivative lawsuit — received from AMC	—	36.5
SCC shareholder derivative lawsuit — dividend paid	—	(36.5)
Other activity of the period	—	(0.2)
Balance at end of period	6,341.2	6,265.7
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning and end of period	(10.1)	(2.4)
STOCKHOLDERS’ EQUITY, end of period	6,716.2	6,646.5
NON-CONTROLLING INTEREST, beginning of period	47.9	45.4
Net earnings	1.4	1.0
Distributions paid	(2.3)	(0.1)
NON-CONTROLLING INTEREST, end of period	47.0	46.3
TOTAL EQUITY, end of period	$6,763.2	$6,692.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At March 31, 2020, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2020 and the results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. The December 31, 2019 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2019 and notes included in the Company’s 2019 annual report on Form 10-K.

COVID – 19 PANDEMIC

Since the World Health Organization (“WHO”) declared the COVID-19 virus outbreak as a global pandemic, all the countries where the Company operates and conducts exploration activities, as well as the countries where its main customers and suppliers are located have published health and safety rules and restrictions on individuals and business activities.

As of March 31, 2020, the Company‘s production facilities in Mexico and Peru were working at approximately 90% of their production capacity. The Company has developed a rigorous COVID-19 emergency protocol and approximately 40% of the workforce in Mexico, or 6,333 employees, were working on site under strict safety measures. The remaining workforce of 8,751 employees were working from home, including all individuals at high risk due to age and/or prior medical conditions. For the Peruvian operations, approximately 39% of the workforce, or 3,499 employees were working on site under strict safety measures, while the remaining 5,468 employees were working from home, due to the same reasons explained above. These employees numbers include the Company´s personnel and contractors.

The Company’s exploration activities in Argentina, Ecuador and Chile were also reduced and their drilling teams are on stand-by.

The financial reporting process and the information required to prepare the Company’s financial statements suffered no interruption and the financial statements were prepared without restrictions or difficulties.

The Company has activated its Corporate Crisis Committee as well as its Crisis Committees in Mexico and Peru to closely monitor the impact of the pandemic as well as to analyze and solve any issues that may arise without delay. As of March 31, 2020, there were no major delays in the supply of materials and services critical for the operations and sales. Also, shipments and collections have had no known major delays.

After completing the first stage of its capital programs at Buenavista in Mexico and Toquepala in Peru, the Company currently does not have major capital expenditures commitments (see Note 10 - Commitments and Contingencies). The Company paid the first tranche of its 2010 bonds of $400 million on April 15, 2020. The Company has no other major debt maturity until 2022.

At March 31, 2020 the Company has performed a qualitative analysis and has not identified any indicator of impairment. As the Company reported on its 2019 Annual report on Form 10-K, the results of its impairment sensitivity analysis showed projected discounted cash flows in excess of the carrying amounts of long lived assets by margins ranging from 1.2 to 4.8 times such carrying amount. This analysis included a stress test using a copper price assumption of $2.00 per pound and a molybdenum price assumption of $4.00 per pound. (Please see, Management´s Discussion and Analysis, Critical Policies and Estimates, Asset Impairments on the 2019 Form 10-K).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13: “Financial Instruments – Credit Losses (Topic 326)”. This amendment includes disclosure requirements that are both quantitative and qualitative in nature. This amendment affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The main purpose of these disclosures is to (1) enable financial statement users to understand the credit risk inherent in a reporting entity’s portfolio, (2) understand how management monitors credit risk,

(3) provide insight as to how management develops estimates of expected credit losses, and (4) disclose the changes in these estimates during the reporting period. This ASU was adopted on January 1, 2020.

Prior to adopting this ASU, the Company applied an impairment methodology for accounts receivable arising from revenue transactions within the scope of ASC 606 that is consistent with the provision matrix model contemplated in the new standard. In addition, the new disclosure requirements do not apply to such trade receivables because the collection periods in all cases are less than one year. The Company’s accounts receivable from related parties under common control are excluded from the scope of this ASU. Accordingly, the adoption of this ASU did not have a material impact on the Company’s financial statements or related disclosures.

Long-term inventory-Ore stockpiles on leach pads:

On January 1, 2020, the Company aligned its capitalization method for its Peruvian and Mexican operations to capitalize based on the allocation of copper content recoverable between ore and leach material. In addition, the inventory consumption is now valued at the average unit cost, instead of the declining percentages of recovery method used previously. As a result of these changes, the value of capitalized material decreased by $48.8 million and the consumption increased by $10.3 million.

Management has evaluated ASC 250-10 and considered appropriate guidance to conclude that the above mentioned classified as a change in accounting estimate and therefore should affect accounting books prospectively. Management believes that this new method will result in a more appropriate value of this material.

NOTE 3 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At March 31,	At December 31,
	2020	2019
Trading securities	$40.1	$80.0
Weighted average interest rate	1.9%	2.0%

Available-for-sale	$0.6	$0.7
Weighted average interest rate	0.7%	0.7%
Total	$40.7	$80.7

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and at March 31, 2020 and December 31, 2019, included corporate bonds and asset and mortgage backed obligations. As of March 31, 2020 and December 31, 2019, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended
	March 31,
	2020		2019
Trading:
Interest earned		$0.7	$0.1
Unrealized gain (loss) at the end of the period	$	(*)	$(0.1)

Available-for-sale:
Interest earned		(*)	(*)
Investment redeemed		$0.1	$—

(*) Less than $0.1 million.

NOTE 4 — INVENTORIES:

Inventories were as follows:

	At March 31,	At December 31,
(in millions)	2020	2019
Inventory, current:
Metals at average cost:
Finished goods	$82.1	$87.2
Work-in-process	263.8	259.7
Ore stockpiles on leach pads	385.1	358.4
Supplies at average cost	348.4	363.2
Total current inventory	$1,079.4	$1,068.5
Inventory, long-term:
Ore stockpiles on leach pads	$1,149.0	$1,230.3

During the three months ended March 31, 2020 and 2019, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $50.7 million and $122.3 million, respectively. Leaching inventories recognized in cost of sales amounted to $105.9 million and $94.1 million for the three months March 31, 2020 and 2019, respectively.

NOTE 5 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first quarter of 2020 and 2019 consisted of ($ in millions):

	2020	2019
Statutory income tax provision	$207.4	$214.7
Peruvian royalty	2.0	0.4
Mexican royalty	8.1	16.7
Peruvian special mining tax	4.2	6.1
Total income tax provision	$221.7	$237.9

Effective income tax rate	50.8%	38.1%

These provisions include income taxes for Peru, Mexico and the United States. In addition, the Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The increase in the 2020 effective income tax rate from the same period in 2019 was primarily attributed to a movement in exchange gains and losses from the devaluation of the Mexican peso and the Peruvian sol versus the U.S. dollar.

Peruvian royalty and special mining tax: The Company has accrued $9.3 million and $6.0 million of royalty charge in the first quarter of 2020 and 2019, respectively, of which $2.0 million and $0.4 million were included in income taxes in 2020 and 2019, respectively.

The Company has accrued $4.2 million and $6.1 million of special mining tax as part of the income tax provision for the first quarter of 2020 and 2019, respectively.

Mexican mining royalty: The Company has accrued $8.1 million and $16.7 million of royalty taxes as part of the income tax provision for the first quarter of 2020 and 2019, respectively.

Accounting for uncertainty in income taxes: In the first quarter of 2020, there were no changes in the Company’s uncertain tax positions.

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

Receivable and payable balances with related parties are shown below (in millions):

	At March 31,	At December 31,
	2020	2019
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$15.9	$10.8
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	—	0.1
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.3	0.3
Grupo Mexico	2.7	2.7
Mexico Generadora de Energia S. de R.L. ("MGE")	15.5	15.3
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.2	0.2
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.1	0.1
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.5	0.4
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
	$35.3	$30.0

Related parties receivable non-current:
Grupo Mexico and affiliates:
Asarco LLC	$59.0	$59.5

Related parties payable:
Grupo Mexico and affiliates:
Asarco LLC	$23.8	$4.3
AMMINCO	9.1	16.9
Eolica El Retiro, S.A.P.I. de C.V.	0.1	—
Ferrocarril Mexicano, S.A. de C.V.	6.1	6.4
Grupo Mexico	1.3	1.1
MGE	34.7	40.2
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	6.1	16.0
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.3	0.2
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	—	1.2
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
	$81.6	$86.4

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the three months ended March 31, 2020 and 2019 (in millions):

	2020	2019
Purchase activity
Asarco LLC	$62.5	$10.0
AMMINCO	4.4	2.4
Eolica El Retiro, S.A.P.I. de C.V.	0.1	0.8
Ferrocarril Mexicano, S.A. de C.V.	12.0	10.6
Grupo Mexico	2.5	2.5
MGE	51.6	55.2
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	14.3	10.8
Total purchases	$147.4	$92.3
Sales activity
Asarco LLC	$5.9	$2.0
MGE	9.8	15.1
Total sales	$15.7	$17.1

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

In the first quarter of 2020, the Company did not make donations to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations. In the first quarter of 2019, the Company made donations of $3.4 million to this this organization.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano, S.A de C.V. and for construction services provided by Mexico Proyectos y Desarrollos, S.A. de C.V. and its affiliates, which are all subsidiaries of Grupo Mexico.

The Company’s Mexican operations purchased scrap, concentrate and other copper mineral from Asarco LLC, and power from MGE. Both companies are subsidiaries of Grupo Mexico.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying approximately 1% of its power output to third-party energy users; compared to 2.1% at March 31, 2019.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and started to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro is supplying approximately 3% of its power output to IMMSA and Mexcobre, compared to 20.9% at March 31, 2019.

The Company sold copper rod as well as sulfuric acid, silver and gold to Asarco LLC.

In September 2019, Asarco LLC signed a promissory note to pay to the Company´s Mexican operations $62.0 million plus interest no later than October 31, 2021, with quarterly payments of $0.5 million. The annual interest rate of the note is Libor plus 200 basis points, which will be reviewed annually. As of March 31, 2020, $59.0 million is recorded in a separate line as a long-term related party receivable in the condensed consolidated balance sheet. Related to this promissory note, the Company recorded interest income of $0.6 million in the first quarter of 2020.

In addition, the Company received fees for natural gas and services provided to MGE; a subsidiary of Grupo Mexico.

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the three months ended March 31, 2020 and 2019 (in millions):

	2020		2019
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.		$0.1		$0.1
Mextransport		1.9		—
Operadora de Cinemas S.A. de C.V.		0.1		(*)
Total purchases		$2.1		$0.1

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$	(*)	$	(*)
Empresarios Industriales de Mexico, S.A. de C.V.		—		0.1
Mextransport		0.4		0.5
Operadora de Cinemas S.A. de C.V.		(*)		(*)
Total sales		$0.4		$0.6

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

In the first quarter of 2020, the Company did not have purchase or sales activities with companies having relationships with SCC executive officers.

NOTE 7 — LEASES:

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

The weighted average remaining lease term for the Company’s leases is 10 years, and the weighted average discount rate for these leases is 3.60%.

The operating lease expense recognized in the three months ended March 31, 2020 and 2019 was classified as follows (in millions):

Classification	2020	2019
Cost of sales (exclusive of depreciation, amortization and depletion)	$28.9	$28.8
Selling, general and administrative	0.1	0.1
Exploration	(*)	(*)
Total lease expense	$29.0	$28.9

(*) amount is lower than $0.1 million

The Company’s short-term lease costs for the three months ended March 31, 2020 was less than $0.1 million.

Maturities of lease liabilities were as follows:

Lease liabilities
Year	(in millions)
2020	$87.0
2021	116.0
2022	112.9
2023	111.6
2024	103.6
After 2024	826.3
Total lease payments	$1,357.4
Less: interest on lease liabilities	(327.9)
Present value of lease payments	$1,029.5

NOTE 8 — ASSET RETIREMENT OBLIGATION:

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

On June 24, 2019, MINEM approved a change to the guarantees required for the mining closure plans. The new regulation specifies that the annual guarantees can be secured with real estate up to a maximum of 50% and the remaining amount with credit instruments. Currently, the Company has pledged the value of its Lima office complex for the 50% of the guarantee and with a stand-by letter of credit for the other 50% as security for this obligation.Through January 2020, the Company has provided total guarantees of $47.1 million.

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

The following table summarizes the asset retirement obligation activity for the three months ended March 31, 2020 and 2019 (in millions):

	2020	2019
Balance as of January 1	$262.3	$217.7
Changes in estimates	—	28.1
Closure payments	(0.6)	(0.2)
Accretion expense	3.8	3.0
Balance as of March 31,	$265.5	$248.6

NOTE 9 — BENEFIT PLANS:

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

The components of net periodic benefit costs for the three months ended March 31, 2020 and 2019 are as follows (in millions):

(in millions)	2020	2019
Service cost	$0.4	$0.3
Interest cost	0.5	0.4
Expected return on plan assets	(0.7)	(0.8)
Amortization of prior service cost / (credit)	(*)	(*)
Amortization of net loss/(gain)	(*)	(*)
Net periodic benefit cost	$0.2	$(0.1)

(*) amount is lower than $0.1 million

Post-retirement health care plans:

United States: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits”.

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the three months ended March 31, 2020 and 2019 are as follows (in millions):

(in millions)	2020	2019
Interest cost	$0.3	$0.2
Amortization of net loss (gain)	(*)	(*)
Amortization of prior service cost/ (credit)	(*)	(*)
Net periodic benefit cost	$0.3	$0.2

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

Environmental capital investments in the three months ended March 31, 2020 and 2019 were as follows (in millions):

	2020	2019
Peruvian operations	$2.5	$10.2
Mexican operations	9.9	9.0
	$12.4	$19.2

Peruvian operations: The Company’s operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through the Ministry of Environment (“MINAM”) conducts annual audits of the Company’s Peruvian mining and metallurgical operations. Through these environmental audits, matters related to environmental obligation, compliance with legal requirements, atmospheric emissions, effluent monitoring and waste management are reviewed. Peruvian law requires that companies in the mining industry provide assurances for future mine closure and remediation. In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM. See Note 8 “Asset retirement obligation,” for further discussion of this matter.

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defined new AQS for daily sulfur dioxide in the air. As of March 31, 2020, the Company maintains a lower daily average level of µg/m3 (micrograms per cubic meter) of SO2, than those required by the AQS.

Soil Environmental Quality Standards (“SQS”): In 2013, the Peruvian government enacted SQS applicable to any existing facility or project that generates or could generate the risk of soil contamination in its area of operation or influence. In March 2014, MINAM issued a supreme decree, which established additional provisions for the gradual implementation of SQS.

In accordance with the regulatory requirements, the Company has been working on a characterization phase and a Soil Decontamination Plan (“SDP”) for environmentally impacted sites in each of its operating units (Toquepala, Cuajone, and Ilo) with the assistance of consulting companies. The Toquepala and Cuajone SDP have been presented to the authorities for review and approval in the third quarter of 2019, and the Ilo SDP was submitted in January 2020.

While the Company believes that there is a reasonable possibility that a potential loss contingency may exist, it cannot currently reasonably estimate the amount of the contingency. The Company believes that a reasonable determination of the loss will be possible once the characterization study and the SDP are substantially completed and approved, which is expected during 2020. At that time, the Company will be in a position to estimate the remediation cost. Furthermore, the Company does not believe that it can estimate a reasonable range of possible costs until the noted studies have substantially progressed and therefore is not able to disclose a range of costs that is meaningful.

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

On July 10, 2019, PROFEPA made a first inspection of the area, concluding that the Company executed all the correct procedures in order to contain the discharge, and no reference was made to the existence of negative impacts on the environment resulting from the incident.

On Friday, July 19, 2019, PROFEPA revisited the facilities to carry out a second inspection, declaring a partial temporary shutdown related only to the storage process and transportation of sulfuric acid at the terminal, arguing the absence of an authorization of environmental impact. It is important to note that these facilities have been in operation since 1979, previous to the 1988 Mexican General Law of Ecological Balance and the Protection of the Environment. Therefore, these licenses are not a requirement for companies that have been operating before the aforementioned law. In addition, in 2009, PROFEPA awarded a certification of “Clean Industry and Environmental Quality” for such facility; which was subsequently renewed four times (for a two-year period each time).

The Company does not know the reasons or causes for this partial and temporary closure, but it will continue contributing with the environmental authorities in order to provide certainty that the operation is in strict compliance with the environmental regulations. The Company expects the environmental authorities to suspend the partial temporary shutdown, once they resolve their concerns. Currently, the Company does not expect any impact on its operations. As of March 31, 2020, the matter is pending resolution.

Climate change:

Grupo Mexico, the indirect parent of SCC, has for more than 10 years issued sustainability reports under the Global Reporting Initiative (GRI). Grupo Mexico also participates in different Mexican and international reporting programs such as the Greenhouse Gases (GHG) Mexico Program and the Carbon Disclosure Program (CDP). Since 2013, GHG and CDP have signed a memorandum of understanding to work on aligning their reporting frameworks. Grupo Mexico’s 2018 CDP questionnaire included responses to the Task Force on Climate-Related Disclosure or TCFD concerns. In compliance with the 2012 Mexican Climate Change Law Grupo Mexico’s GHG emissions are reported and verified independently. Grupo Mexico’s Sustainability Reports disclosing inventories of GHG emissions can be located at

http://www.gmexico.com/site/en/sustainable/sustainability_reports.html. On October 18, 2017, Grupo Mexico was selected to join the S&P Sustainability Indices MILA Pacific Alliance (DJSI MILA). This regional sustainability index included for 2017, 42 leading companies in sustainability from the countries that form part of the Pacific Alliance: Mexico, Chile, Colombia and Peru.

The Company believes that all of its facilities in Peru and Mexico are in material compliance with applicable environmental, mining and other applicable laws and regulations. The Company also believes that continued compliance with environmental laws of Mexico and Peru will not have a material adverse effect on the Company’s business, properties, or result of operations.

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

The del Carpio Lazio case was rejected by the court of first instance on November 14, 2016. The plaintiff filed an appeal before the Superior Court on January 3, 2017. On January 9, 2018, the lawyers of both parties presented their respective positions before the Appellate Court. On March 8, 2018, the Appellate Court issued its final decision, which upheld the first instance ruling. On April 27, 2018, the plaintiff filed an extraordinary appeal before the Supreme Court. As of March 31, 2020, the case remains pending resolution.

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. As of March 31, 2020, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. On July 19, 2019, the oral arguments took place. On January 7, 2020, the Judge decided to suspend the proceeding until the del Carpio Lazio case is concluded. Therefore, as of March 31, 2020, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. On May 2016, the Company was included in the process, after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. As of March 31, 2020, the case remains pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization, since 1995. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of March 31, 2020, the case remains pending resolution without further developments. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. The amount of this contingency cannot be reasonably estimated by management at this time.

Mexican operations

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution that occurred at a leaching pond of the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for the environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and remains pending resolution as of March 31, 2020.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Two of the collective action lawsuits have been dismissed by the court. As of March 31, 2020, four lawsuits continue in process: three were filed by Acciones Colectivas de Sinaloa, A.C. and one was filed by Defensa Colectiva, A.C., requesting precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Domínguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. During the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. During the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages, such lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria Peña Molina, et al; these actions were dismissed by the court, because they have expired. As of March 31, 2020, forty-five cases remain pending resolution.

During 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al which established two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. During the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia

Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. During the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. Regarding the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution which established that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures, with no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, has informed the corresponding Judge about its compliance with the resolution, in which BVC was imposed additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period six months period; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, for which six months are granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions that are imposed. The foregoing does not impact BVC’s operations. Likewise, it is noted that the lawsuits promoted by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of March 31, 2020, the remaining cases are still pending resolution.

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

In October 2019, the plaintiff amended the complaint to include claims related to certain administrative services contracts between the Company’s subsidiaries and Grupo Mexico. The amended complaint alleges, among other things, that the construction contracts, the mineral contracts, the transportation contracts, and the administrative services contracts were unfair as a result of breaches of fiduciary duties and the Company’s charter. The amended complaint seeks, among other things, unspecified monetary damages. In January 2020, the Company, the current and former Directors, and Grupo Mexico responded to the complaint by filing motions to dismiss. Plaintiff filed a brief in response to the motions on March 13, 2020. Because the Company has not formed a conclusion as to whether an unfavorable outcome is either probable or remote, the Company expresses no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Labor matters:

Peruvian operations: 64.8% of the Company’s 4,886 Peruvian employees were unionized at March 31, 2020. Currently, there are six separate unions, one large union and five small unions. In June 2018, the Company signed a three-year collective bargaining agreement with one of the smaller unions. This agreement includes, among other things, annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/45,000 (approximately $13,600) which was recorded as labor expense. In August 2018, the Company signed a three-year collective bargaining agreement with three additional unions. This agreement includes, among other things, annual salary increases of 5% for each year starting December 2018, and a signing bonus of S/45,000 (approximately $13,600) which was recorded as labor expense. In March 2019, the Company signed an agreement with one additional union. The agreement also included annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/45,000 (approximately $13,600) which was recorded as labor expense in the first quarter of 2019.

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

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that will hold the collective bargaining agreement at the San Martín mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions), won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martín mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized again the election results from February 28, 2018; in which the National Federation of Independent Unions won by a majority. During the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice and it is still pending resolution. The Company is working on a rehabilitation plan to restore operations at the San Martin mine with a budget of $97.7 million. At March 31, 2020, the plan is in progress with a total expense of $78.6 million.

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of March 31, 2020, the case remains pending resolution without further developments.

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

Other commitments:

Peruvian Operations

Tia Maria:

On August 1, 2014, the Company received the final approval of Tia Maria´s Environmental Impact Assessment (“EIA”). On July 8, 2019, the Company received the construction permit for this 120,000 ton annual SX-EW copper greenfield project with a total capital budget of $1,400 million. This permit was obtained after completing an exhaustive review process, complying with all established regulatory requirements and addressing all observations raised.

On July 15, 2019, anti-mining groups staged a violent demonstration affecting economic as well as other activities in the Islay province. These actions were followed by the filing of three complaints, sponsored by groups opposing the Tia Maria project, with the Mining Council, which is the Peruvian administrative authority responsible to resolve these complaints. The Mining Council temporarily suspended the construction permit on August 8, 2019. On October 7, 2019, as part of the process, the Mining Council conducted a hearing to hear the complaints and the Company´s position. On October 30, 2019, the Mining Council of the Peruvian Ministry of Energy and Mines ratified the construction permit for the Tia Maria project.

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

The Company´s social programs in education, healthcare and productive development will continue to improve the quality of life and the agricultural and livestock activities in the Tambo Valley, as well as develop fishing and tourism in Islay. During the construction and operation phase, hiring local labor will be a priority. The Company has launched in June 2019 the free technical training program “Forging the Future”, which will benefit 700 persons in this province during 2019-20. After training, the participants will be eligible to apply for one of the estimated 9,000 jobs (3,600 direct and 5,400 indirect) required during the Tia Maria construction phase.

When in operation, the Company expects Tia Maria will generate a significant contribution through mining royalties and taxes from day one and will directly employ 600 workers and indirectly provide jobs to another 4,200.

Tia Maria´s project budget is approximately $1.4 billion, of which $340.6 million has been invested through March 31, 2020. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and therefore, do not release any emissions into the atmosphere.

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

The Company paid $12.5 million at the signing of the contract. The balance of $387.5 million will be paid if the Company decides to develop the project which is not a present obligation.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $129.3 million).

As the Toquepala expansion project has been completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $59.1 million in its condensed consolidated financial statements as of March 31, 2020.

In addition, the Company has committed S/70.3 million (approximately $20.4 million) for the construction of one infrastructure project in the Tacna region under the “social investment for taxes” (obras por impuestos) program which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss the social needs and the way the Company could contribute to sustainable development in the region. Currently, the roundtable is discussing the creation of a Moquegua Region Development Fund for which the Company has offered a contribution of S/1,000 million (approximately $290.7 million). While final funding is not yet settled, the Company has committed to contribute S/ 108.4 million (approximately $31.5 million) as an advance, which is being utilized to fund an educational project. In addition, there is a commitment to finance the construction of a residual water treatment plant in Ilo for S/78.0 million (approximately $22.7 million).

In addition, the Company has committed S/87.8 million (approximately $25.5 million) for the construction of two infrastructure projects in the Moquegua region under the “social investment for taxes” (obras por impuestos) program which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements:

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatt (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects for ten years starting on May 1, 2017 and ending after ten years of commercial operation of the Toquepala Expansion or on April 30, 2029; whichever occurs first.

Mexican operations

Power purchase agreements:

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 6 “Related party transactions”.

●	Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I. de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company´s Mexican operations. For further information, please see Note 6 “Related party transactions”.

●	Parque Eolico de Fenicias, S. de R.L. de C.V.: On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., and indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement will start in January 2021.

Corporate operations

Commitment for capital projects:

As of March 31, 2020, the Company has committed approximately $252.5 million for the development of its capital investment projects at its operations.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 5 “Income taxes”).

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the three-month period ended March 31, 2020 and 2019 is as follows (in millions):

	2020	2019
Southern Copper common shares
Balance as of January 1,	$2,767.9	$2,768.3
Used for corporate purposes	—	—
Balance as of March 31,	2,767.9	2,768.3

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	281.0	251.3
Other activity, including dividend, interest and foreign currency transaction effect	(14.7)	6.4
Balance as of March 31,	266.3	257.7
Treasury stock balance as of March 31,	$3,034.2	$3,026.0

Southern Copper Common Shares:

At March 31, 2020 and at December 31, 2019, there were in treasury 111,537,217 shares of SCC’s common stock.

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

The NYSE closing price of SCC common shares at March 31, 2020 was $28.16 and the maximum number of shares that the Company could purchase at that price is 2.9 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of March 31, 2020. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company. Under this plan, participants received 1,200 shares of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper common stock have been reserved for this plan. On April 26, 2018, the Company's stockholders approved a five-year extension of the Plan until January 29, 2023 and an increase of the shares award from 1,200 to 1,600. The fair value of the award is measured each year at the date of the grant.

Parent Company common shares:

At March 31, 2020 and at December 31, 2019 there were in treasury 93,067,011 and 93,082,532 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the first quarter 2020 and 2019 and the unrecognized compensation expense under this plan were as follows (in millions):

	2020	2019
Stock based compensation expense	$0.2	$0.2
Unrecognized compensation expense	$1.8	$2.4

The following table presents the activity of this plan for the three months ended March 31, 2020 and 2019:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2020	1,379,734	$2.63
Granted	—	—
Exercised	(54,221)	$2.63
Forfeited	—	—
Outstanding shares at March 31, 2020	1,325,513	$2.63
Outstanding shares at January 1, 2019	1,840,336	$2.63
Granted	—	—
Exercised	(247,670)	$2.63
Forfeited	—	—
Outstanding shares at March 31, 2019	1,592,666	$2.63

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

The stock based compensation expense for the three months ended March 31, 2020 and 2019 and the unrecognized compensation expense under this plan were as follows (in millions):

	2020	2019
Stock based compensation expense	$0.2	$0.1
Unrecognized compensation expense	$4.3	$3.5

The following table presents the stock award activity of this plan for the three months ended March 31, 2020 and 2019:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2020	4,002,898	$1.86
Granted	—	$—
Exercised	—	—
Forfeited	—	—
Outstanding shares at March 31, 2020	4,002,898	$1.86
Outstanding shares at January 1, 2019	2,782,424	$1.86
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding shares at March 31, 2019	2,782,424	$1.86

Non-controlling interest:

The following table presents the non-controlling interest activity for the three months ended March 31, 2020 and 2019 (in millions):

	2020	2019
Balance as of January 1,	$47.9	$45.4
Net earnings	1.4	1.0
Dividend paid	(2.3)	(0.1)
Balance as of March 31,	$47.0	$46.3

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019 (in millions):

	At March 31, 2020		At December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	6,191.4	6,712.2	6,190.6	7,675.3
Long-term debt level 2	750.4	749.2	750.2	776.1
Total long-term debt	$6,941.8	$7,461.4	$6,940.8	$8,451.4

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the cases of the Yankee bonds, the notes due 2020 and the notes due 2022, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of March 31, 2020 and December 31, 2019 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$40.1	$40.1	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.3	—	0.3	—
Mortgage backed securities	0.3	—	0.3	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	187.2	187.2	—	—
Molybdenum	125.1	125.1	—	—
Total	$353.0	$352.4	$0.6	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$80.0	$80.0	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.4	—	0.4	—
Mortgage backed securities	0.3	—	0.3	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	326.5	326.5	—	—
Molybdenum	126.8	126.8	—	—
Total	$534.0	$533.3	$0.7	$—

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

NOTE 13 — REVENUE:

The Company’s net sales were $1,719.7 million in the three months ended March 31, 2020, compared to $1,753.4 million in the same period of 2019. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended March 31, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$363.6	$99.2	$—	$(26.8)	$436.0
United States	258.2	0.2	40.9	—	299.3
Peru	—	3.0	73.1	—	76.1
Brazil	—	3.5	54.5	—	58.0
Chile	1.9	—	48.2	—	50.1
Other American countries	8.3	0.9	0.2	—	9.4
Europe:
Switzerland	172.5	14.9	66.5	—	253.9
Italy	—	3.4	66.8	—	70.2
Spain	46.6	—	—	—	46.6
Other European countries	20.3	6.1	52.9	—	79.3
Asia:
Singapore	61.7	3.2	135.8	—	200.7
Japan	9.4	—	98.7	—	108.1
Other Asian countries	11.2	0.1	20.7	—	32.0
Total	$953.7	$134.5	$658.3	$(26.8)	$1,719.7

	Three Months Ended March 31, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$351.3	$86.8	$—	$(19.9)	$418.2
United States	279.0	1.4	6.7	—	287.1
Peru	1.6	—	85.7	—	87.3
Brazil	—	7.2	48.3	—	55.5
Chile	1.1	—	20.0	—	21.1
Other American countries	12.8	0.5	1.8	—	15.1
Europe:
Switzerland	225.4	12.0	110.4	—	347.8
Italy	29.2	5.5	47.3	—	82.0
Spain	45.5	—	—	—	45.5
Other European countries	22.9	5.8	53.9	—	82.6
Asia:
Singapore	58.5	1.8	52.6	—	112.9
Japan	9.8	—	117.5	—	127.3
Other Asian countries	35.0	0.1	35.9	—	71.0
Total	$1,072.1	$121.1	$580.1	$(19.9)	$1,753.4

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$799.7	$18.0	$561.0	$(12.9)	$1,365.8
Molybdenum	72.0	—	54.1	—	126.1
Silver	44.6	35.4	20.0	(11.9)	88.1
Zinc	—	65.4	—	(0.5)	64.9
Other	37.4	15.7	23.2	(1.5)	74.8
Total	$953.7	$134.5	$658.3	$(26.8)	$1,719.7

	Three Months Ended March 31, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$895.1	$11.0	$522.4	$(12.9)	$1,415.6
Molybdenum	90.1	—	28.2	—	118.3
Zinc	—	77.1	—	(0.4)	76.7
Silver	50.4	17.3	14.9	(5.8)	76.8
Other	36.5	15.7	14.6	(0.8)	66.0
Total	$1,072.1	$121.1	$580.1	$(19.9)	$1,753.4

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of March 31, 2020:
Trade receivables	$411.1	$44.4	$254.2	$—	$709.7
Related parties, current	27.4	—	—	7.9	35.3
Related parties, non-current	59.0	—	—	—	59.0

As of December 31, 2019:
Trade receivables	$477.8	$38.0	$317.1	$—	$832.9
Related parties, current	22.1	—	—	7.9	30.0
Related parties, non-current	59.5	—	—	—	59.5

As of March 31, 2020, the Company has long-term contracts with promises to deliver the following products in 2020:

Copper concentrates (in tons)	870,000
Copper cathodes (in tons)	48,000
Molybdenum concentrates (in tons)	24,061
Sulfuric acid (in tons)	292,400

Provisionally priced sales: At March 31, 2020, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the March 31, 2020 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2020:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	83.5	2.24	April 2020 through July 2020
Molybdenum	14.8	8.43	April 2020 through July 2020

The provisional sales price adjustment included in accounts receivable and net sales at March 31, 2020 includes negative adjustments of $15.3 million and $20.6 million for copper and molybdenum, respectively.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended March 31, 2020
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$953.7	$107.7	$658.3	$—	$1,719.7
Intersegment sales	—	26.8	—	(26.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	465.1	112.2	411.0	(32.5)	955.8
Selling, general and administrative	16.7	2.4	9.1	0.9	29.1
Depreciation, amortization and depletion	91.4	10.6	81.3	9.6	192.9
Exploration	0.7	2.9	1.6	3.4	8.6
Operating income	$379.8	$6.4	$155.3	$(8.2)	533.3
Less:
Interest, net					(89.0)
Other income (expense)					(7.4)
Income taxes					(221.7)
Equity earnings of affiliate					1.0
Non-controlling interest					(1.4)
Net income attributable to SCC					$214.8
Capital investment	$38.2	$25.3	$35.2	$2.3	$101.0
Property and mine development, net	$4,420.7	$505.7	$3,832.5	$529.8	$9,288.7
Total assets	$7,057.2	$815.9	$4,687.5	$3,651.5	$16,212.1

	Three Months Ended March 31, 2019
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,072.1	$101.2	$580.1	$—	$1,753.4
Intersegment sales	—	19.9	—	(19.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	419.6	100.0	348.0	(23.5)	844.1
Selling, general and administrative	16.3	1.8	9.6	0.8	28.5
Depreciation, amortization and depletion	85.0	12.9	74.9	8.8	181.6
Exploration	0.4	2.0	2.9	0.2	5.5
Operating income	$550.8	$4.4	$144.7	$(6.2)	693.7
Less:
Interest, net					(74.1)
Other income (expense)					5.4
Income taxes					(237.9)
Equity earnings of affiliate					2.1
Non-controlling interest					(1.0)
Net income attributable to SCC					$388.2
Capital investment	$58.6	$25.0	$88.4	$1.1	$173.1
Property and mine development, net	$4,780.6	$460.9	$3,798.4	$343.7	$9,383.6
Total assets	$8,375.0	$942.2	$4,636.6	$1,588.8	$15,542.6

NOTE 15 — SUBSEQUENT EVENTS:

Dividends:

On April 23, 2020, the Board of Directors authorized a dividend of $0.20 per share payable on May 26, 2020 to shareholders of record at the close of business on May 13, 2020.

Financing:

On April 16, 2020, the Company made a payment of $410.8 million related to the first tranche of the fixed-rate ten-year senior unsecured notes issued on April 2010. This included the principal payment of $400 million and $10.8 million of accrued interest as of the aforementioned payment date.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of Southern Copper Corporation and its subsidiaries (collectively, “SCC”, “the Company”, “our”, and “we”). This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2019.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, some of the following:

●	Changes in copper, molybdenum, silver and zinc prices: In the first quarter of 2020, the average LME and COMEX copper prices were $2.56 and $2.57 per pound, respectively, 9.2% and 8.5% lower than in the same period of 2019, respectively. During the first quarter of 2020 per pound LME spot copper prices ranged from $2.09 to $2.86. Average molybdenum prices in the first quarter of 2020 decreased 18.3% and zinc prices decreased by 21.1%, when compared to the average prices in the first quarter of 2019. Average silver prices increased 8.7% in the first quarter of 2020 when compared to the same period of 2019.

●	Sales structure: In the first quarter of 2020, approximately 79% of our revenue came from the sale of copper, 7% from molybdenum, 5% from silver, 4% from zinc and 5% from various other products, including gold, sulfuric acid and other materials.

●	Copper: During the first quarter of 2020 the LME copper price decreased, from an average of $2.82 per pound in the first quarter of 2019 to $2.56 (-9.2%). Currently we are seeing prices in the range of $2.20 to $2.30 per pound as a reflection of the impact of the COVID-19 crisis on the demand and on copper supply. The world is currently experiencing the public health, financial and economic impacts of the COVID-19 pandemic. Since it is affecting both, supply and demand, at this point it is difficult to assess the full effect of this crisis on the copper market balance and on copper prices.

On a normal year, we expect to have a seasonal copper inventories increase in the first quarter of the year due to the New Year festivities of China and the winter impact on demand. This year we had the COVID-19 outbreak as an additional factor affecting copper demand and supply, and copper prices. At the end of 2019, copper demand for refined copper was estimated at 23.6 million tons and global inventories were 599,000 tons. By the end of February 2020, they add up to 917,000 tons, or 318,000 tons higher than the inventories at the end of 2019. On Friday, April 24, global inventories were estimated at 925,000 tons, this is 326,000 tons over the closing of 2019 and a relatively stable mark since they increased at the end of February. We believe this reflects the mentioned seasonal effect as well as an additional market surplus created by the COVID-19 pandemic.

In a normal year, we expect the additional inventories to be partially absorbed through the rest of the year. For 2020, it is difficult to estimate when this may happen since we are seeing a much weaker demand than last year.

●	Molybdenum: Represented 7.3% of our sales in the first quarter of 2020. Molybdenum prices averaged $9.56 per pound in the first quarter of 2020, compared to $11.70 in the same period of 2019, a 18.3% decrease.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness and corrosion and heat resistance. New uses for this metal are in lubricants, in sulfur filtering of heavy oils and shale gas production.

●	Zinc: Represented 3.8% of our sales in the first quarter of 2020. Zinc has very good long term fundamentals due to its significant industrial consumption and the expected production.

●	Silver: Represented 5.1% of our sales in the first quarter of 2020 and it is currently our second by-product. We believe that silver prices will have support due to its industrial uses as well as its linkage to gold as a value shelter in times of economic uncertainty.

●Cost: Our operating costs and expenses for the first quarter of 2020 and 2019 were as follows:

			Variance
	2020	2019	Value	%
Operating costs and expenses (in millions)	$1,186.4	$1,059.7	$126.7	12.0%

The increase was mainly due to higher cost of sales at all our operating segments; as well as higher depreciation, amortization and depletion at our Peruvian and Mexican open pit segments.

●	Capital Investments: In the first quarter of 2020 we spent $101.0 million on capital investments, 41.7% lower than in the same period of 2019, and represented 46.7% of net income.

●	COVID-19: In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure. The full impact of the COVID-19 outbreak will continue and its magnitude on the Company’s financial condition, liquidity and future results of operations is uncertain. Senior Management is actively monitoring the global situation on the Company´s financial condition, liquidity, operations, suppliers, industry and workforce and focusing principally on the health, safety and well-being of our employees, their families and the communities where we have operations. As of March 31, 2020, there have not been major delays in the supply of material and services critical for the operations, and sales. Additionally, shipments of products and collections have had no known major delays.

As of March 31, 2020, despite the drop in copper price which decreased to an average of $2.56 per pound (LME) in the first quarter 2020 compared with $2.67 in the fourth quarter 2019 and $2.82 in the first quarter of 2019, the Company maintains a solid financial position and performance as shown in the table below:

	Mar-20	Dec-19	Mar-19
($ in millions, except ratios)
Cash and cash equivalents	2,051.6	1,925.1	737.0
Accounts receivable	789.7	911.8	1,035.5
Total assets	16,212.1	16,407.4	15,542.6
Long term debt	6,541.8	6,541.0	5,960.9
Sales	1,719.7	7,285.6	1,753.4

RATIOS
Current assets to current liabilities	2.98	2.83	2.83
Accounts receivable turnover (1)	2.18	7.99	1.69
Total debt ratio (2)	0.43	0.42	0.38
Net income margin (3)	12.5%	20.4%	22.1%
(1)	Represents net sales divided by accounts receivable.
(2)	Represents total debt divided by total assets.
(3)	Represents net income divided by net sales, as a percentage.

Governmental authorities have declared that essential economic activities must continue during the COVID-19 health emergency. These activities include industrial mining and/or any other activity necessary to secure the production and distribution of essential services such as electricity, medical and hospital infrastructure and manufacture of health related supplies and technological equipment, which necessarily implies critical components and goods only produced by industrial mining, which are essential in the global supply chains to manufacture products and services to fight the pandemic, such as steel, copper, gold, coal, silver, zinc and cement, among many others.

Given the nature of mining operations, which are highly automated, conducted in remote locations and with mandatory use of personal safety equipment at all the mines, it is easier to implement and comply with COVID-19 protective measures, such as physical isolation and access control. Industrial mining uses advanced and reliable machinery and does not require high physical concentration of employees. In many cases, workers fulfill their duties maintaining distances of more than 100 meters from their closest coworkers.

At the present time, our operations are in compliance with all sanitary and government regulations and maintaining proper environmental safeguards. It should be noted that to date, there have been no known cases of COVID-19 contagion among our employees in our mining facilities in Mexico and Peru. Our COVID-19 emergency protocol has reinforced preventive measures such as disinfecting, clinical monitoring before work, cleaning and sanitizing of work areas and respect for social distancing. We have also restricted access to contractors, suppliers and personnel that is not indispensable and enforced multiple actions to limit workforce exposure to COVID-19 such as travel restrictions, prohibiting face-to-face meetings and urging frequent hand washing, as well as adherence to all other health, safety and social distancing measures issued by governmental authorities.

As the spread of COVID-19 continues, reduced demand for products (including disruptions at the facilities of our transportation service providers or supply vendors) could have a material adverse effect on our business, operations and financial performance.

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

Earnings: The table below highlights key financial and operational data of our Company for the three months ended March 31, 2020 and 2019 (in millions, except copper price, percentages and per share amounts):

	Three months ended March 31,
	2020	2019	Variance	% Change
Copper price LME	2.56	2.82	(0.26)	(9.2)%
Pounds of copper sold	554.5	501.3	53.2	10.6%
Net sales	$1,719.7	$1,753.4	$(33.7)	(1.9)%
Operating income	$533.3	$693.7	$(160.4)	(23.1)%
Net income attributable to SCC	$214.8	$388.2	$(173.4)	(44.7)%
Earnings per share	$0.28	$0.50	$(0.22)	(44.0)%
Dividends per share	$0.40	$0.40	$—	—%

Net sales in the first quarter of 2020 were 1.9% lower than in the same period of 2019 mainly as a result of lower copper (-9.2% LME) and molybdenum (-18.3%) prices. This effect was largely offset by higher sales volumes of copper (+10.6%), molybdenum (+41.9%), silver (+8.2%) and zinc (+7.1%).

Net income in the first quarter of 2020 was 44.7% lower than in the first quarter of 2019. This decrease was mainly due to lower sales and higher operating costs (+12.0%). Costs increased due to higher sales volumes, leachable material and third parties copper purchases. The higher costs were partially offset by lower fuel cost and the effect of exchange rates depreciation on local currencies costs.

Production: The table below highlights our mine production data for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019	Variance	% Change
Copper (in million pounds)	533.5	504.0	29.5	5.9%
Molybdenum (in million pounds)	15.8	11.3	4.5	39.8%
Silver (in million ounces)	5.3	4.3	1.0	21.6%
Zinc (in million pounds)	42.5	40.9	1.6	3.8%

The table below highlights our copper production data for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Copper (in million pounds):	2020	2019	Variance	% Change
Toquepala	133.5	116.6	16.9	14.4%
Cuajone	89.1	72.3	16.8	23.2%
La Caridad	73.6	71.7	1.9	2.6%
Buenavista	232.3	239.6	(7.3)	(3.0)%
IMMSA	5.0	3.8	1.2	31.6%
Total mined copper	533.5	504.0	29.5	5.9%

Mined copper production in the first quarter of 2020 increased by 5.9% to 533.5 million pounds compared to 504.0 million pounds in the first quarter of 2019. This increase was principally due to:

●	Higher production at our Peruvian mines as result of the new Toquepala concentrator and higher ore grades and recoveries in the Cuajone mine; partially offset by
●	Lower production at the Buenavista mine due to lower ore grades.

Molybdenum production increased 39.8% in the first quarter of 2020 when compared with the first quarter of 2019 as result of higher production at all our mines, principally at the Toquepala mine (+280.3%) due to the new molybdenum plant that started production in April 2019 and higher production at the Cuajone mine (+42.6%) as result of higher grades.

Silver mine production increased by 21.6% in the first quarter of 2020 due to higher production at all our mines, highlighting the IMMSA operations (+35.7%), principally at the San Martin mine.

Mined zinc production increased 3.8% in the first quarter of 2020, compared with the same period of 2019 , due to higher production at the Charcas, Santa Barbara and San Martin mines, partially offset by lower production at the Santa Eulalia mine, which suspended operations due to a flooding.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 51. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three months ended March 31, 2020 and 2019:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended March 31,
	2020	2019	Variance	% Change
Total operating cash cost before by‑product revenues	$732.9	$749.4	$(16.5)	(2.2)%
Total by‑product revenues	$(332.2)	$(305.7)	$(26.5)	8.7%
Total operating cash cost net of by‑product revenues	$400.7	$443.7	$(43.0)	(9.7)%
Total pounds of copper produced(2)	517.9	491.1	26.8	5.5%
Operating cash cost per pound before by‑product revenues	$1.42	$1.53	$(0.11)	(7.3)%
By‑products per pound revenues	$(0.64)	$(0.62)	$(0.02)	2.9%
Operating cash cost per pound net of by‑product revenues	$0.77	$0.91	$(0.13)	(14.5)%
(1)	These are non-GAAP measures. Please see page 51 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

As set forth on the above table, our per pound cash cost before by-product revenues and net of it, in the first quarter of 2020, were 7.3% and 14.5% lower when compared with the first quarter of 2019, respectively. This decrease was the result of the unit cost effect of 5.5% higher production and higher by-product revenues.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining nine months of 2020, assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$137.8	$36.6	$14.6	$10.5

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

Segment information is included in our review of “Results of Operations” in this item and also in Note 14 “Segment and Related Information” of our condensed consolidated financial statements.

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

Capital Investment Programs: We made capital investments of $101.0 million in the three months ended March 31, 2020, compared with $173.1 million in the same period of 2019. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects from cash on hand, internally generated funds and from additional external financing, including funding received in September 2019. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy, market conditions or the COVID-19 pandemic.

Projects in Mexico:

Buenavista Zinc - Sonora: This project is located within the Buenavista facility and includes the development of a new concentrator to produce approximately 80,000 tons of zinc and 20,000 tons of copper per year. Currently, we have completed the basic engineering and the detailed engineering is in process. The site preparation has started and the purchase orders for the major equipment have been placed. The project is fully permitted. The project´s budget is $413 million, and we expect to initiate operations in the third quarter of 2022. When completed, this new facility will double the Company’s zinc production capacity and will provide 490 direct jobs and 1,470 indirect jobs.

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

El Pilar - Sonora: This is a low capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 325 million tons of ore with an average copper grade of 0.287%. El Pilar will operate as a conventional open-pit mine and copper cathodes will be produced using the highly cost efficient and environmentally friendly SX-EW technology. We estimate a development investment of approximately $310 million. The construction of the pilot plant is finished and the production tests have begun. We expect this project to start production during 2023.

The San Martin mine recovery program. After eleven years of an illegal stoppage, we resumed control of the San Martin mine in August 2018. The San Martin facilities deteriorated during this period but we undertook a major renovation and restarted operations during the second quarter of 2019. Currently, the mine has 200,000 tons of ore and the concentrator has initiated production. In 2019, we produced 5,837 tons of zinc, 1.2 million ounces of silver and 1,335 tons of copper. The budget of the restoration program is $97.7 million. At March 31, 2020 the program had a total expense of $78.6 million.

Projects in Peru:

Our main capital projects in Peru are the following:

Toquepala Expansion Project - Tacna: This $1,320 million project includes a new state-of-the-art concentrator which increased Toquepala’s annual copper production to 258,000 tons in 2019, a 51% production increase, when compared to 2018. Construction of the project was completed and production began in the fourth quarter of 2018. Full production was reached in the second quarter of 2019. We are in the administrative close-out process for this project.

Tailings disposal at Quebrada Honda - Moquegua: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. The first stage and construction of the drainage system for the lateral dam is finished. We finished the second stage with the installation of a new cyclone battery station that allows us to place more slurry at the dams. We are evaluating improvements in operational processes of this facility. The project has a total budgeted cost of $116 million and we have invested $105.5 million through March 31, 2020.

Potential projects

We have a number of other projects that we may develop in the future. We evaluate new projects on the basis of our long-term corporate objectives, expected return on investment, environmental concerns, required investment and estimated production, among other considerations. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy, market conditions or the COVID-19 pandemic.

El Arco - Baja California: This is a world class copper deposit located in the central part of the Baja California peninsula, with ore reserves of over 2.6 billion tons with an ore grade of 0.410% and 0.113 grams of gold per ton. This project includes an open-pit mine combining concentrator and SX-EW operations with an estimated production of 135,000 tons of copper and 64,000 ounces of gold annually. We are currently in the land acquisition process for the project.

Tia Maria - Arequipa: On July 8, 2019, we received the construction permit for this 120,000 ton annual SX-EW copper greenfield project with a total capital budget of $1,400 million. This permit was obtained after completing an exhaustive review process, complying with all established regulatory requirements and addressing all observations raised.

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

Our social programs in education, healthcare and productive development will continue to improve the quality of life, and the agricultural and livestock activities in the Tambo Valley, as well as fishing and tourism in Islay. During the construction and operation phase, hiring local labor will be a priority. For this purpose, we have successfully launched in June 2019 the free technical training program “Forging the Future”, which will benefit 700 persons in this province in 2019-20. After training, the participants will be eligible to apply for one of the estimated 9,000 jobs (3,600 direct and 5,400 indirect) required during the Tia Maria construction phase. We strongly believe that the initiation of construction activities for Tia Maria will generate significant economic opportunities for the Islay province and the Arequipa region.

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

Los Chancas - Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton, as well as 181 million tons of mineralized leachable material with a total copper content of 0.357%. Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to annually produce 130,000 tons of copper and 7,500 tons of molybdenum. The estimated capital investment is $2,800 million and is expected to be in operation in 2026. In 2019, we continued with the development of social and environmental improvements for the local communities. For 2020, we plan to continue with these activities and to conclude the environmental impact assessment of the project.

Michiquillay Project - Cajamarca: On June 12, 2018, Southern Copper signed a contract and made an initial payment of $12.5 million for the acquisition of the Michiquillay project in Cajamarca, Peru. The Company has created a multidisciplinary management team to plan the development of this project. As part of this plan, the Company has established contact with the local and regional authorities and communities in order to promote programs for the sustainable development of the area. In 2019, we developed social and environmental programs for the local communities and began a semi-detailed environmental impact assessment. This will allow us to begin a 40,000 meter diamond drilling program in 2021, to verify and update the estimated mineralized materials of the project.

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

Long-term inventory-Ore stockpiles on leach pads:

On January 1, 2020 the Company aligned its capitalization method for its Peruvian and Mexican operations to capitalize based on the allocation of copper content recoverable between ore and leach material. In addition, the inventory consumption is now valued at the average unit cost, instead of the declining percentages of recovery method used previously. As a result of these changes, the value of capitalized material decreased by $48.8 million and the consumption increased by $10.3 million.

RESULTS OF OPERATIONS

The following highlights key financial results for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended
	March 31,
Statement of Earnings Data	2020	2019	Variance	% Change
Net sales	$1,719.7	$1,753.4	$(33.7)	$(1.9)%
Operating costs and expenses	(1,186.4)	(1,059.7)	(126.7)	12.0%
Operating income	533.3	693.7	(160.4)	(23.1)%
Non‑operating income (expense)	(96.4)	(68.7)	(27.7)	40.3%
Income before income taxes	436.9	625.0	(188.1)	(30.1)%
Income taxes	(221.7)	(237.9)	16.2	(6.8)%
Equity earnings of affiliate	1.0	2.1	(1.1)	(52.4)%
Net income attributable to non‑controlling interest	(1.4)	(1.0)	(0.4)	40.0%
Net income attributable to SCC	$214.8	$388.2	$(173.4)	$(44.7)%

NET SALES

Net sales in the first quarter of 2020 were 1.9% lower than in the same period of 2019 mainly as a result of lower copper (-9.2% LME) and molybdenum (-18.3%) prices. This effect was largely offset by higher sales volumes of copper (+10.6%), molybdenum (+41.9%) and silver (+8.2%).

The table below outlines the average published market metals prices for our metals for the three months ended March 31, 2020 and 2019:
	Three Months Ended March 31,
	2020	2019	% Change
Copper price ($per pound—LME)	$2.56	$2.82	(9.2)%
Copper price ($per pound—COMEX)	$2.57	$2.81	(8.5)%
Molybdenum price ($per pound)(1)	$9.56	$11.70	(18.3)%
Zinc price ($per pound—LME)	$0.97	$1.23	(21.1)%
Silver price ($per ounce—COMEX)	$16.87	$15.52	8.7%
(1)	Platt’s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
Sales as a percentage of total net sales	2020	2019
Copper	79.4%	80.7%
Molybdenum	7.3%	6.7%
Silver	5.1%	4.4%
Zinc	3.8%	4.4%
Other by‑products	4.4%	3.8%
Total	100.0%	100.0%

The table below provides our copper sales by type of product for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Copper Sales (million pounds)	2020	2019	Variance	% Change
Refined (including SX‑EW)	275.7	220.6	55.1	25.0%
Rod	101.7	96.4	5.3	5.5%
Concentrates and other	177.1	184.3	(7.2)	(3.9)%
Total	554.5	501.3	53.2	10.6%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
Copper Sales by product type	2020	2019
Refined (including SX‑EW)	49.7%	44.0%
Rod	18.3%	19.2%
Concentrates and other	32.0%	36.8%
Total	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended March 31,
	2020	2019
Power	16.0%	16.1%
Labor	13.6%	14.6%
Fuel	12.7%	14.1%
Maintenance	22.2%	19.9%
Operating material	17.6%	18.2%
Other	17.9%	17.1%
Total	100.0%	100.0%

Operating costs and expenses were $1,186.4 million in the first quarter of 2020 compared to $1,059.7 million in the same period of 2019. The increase of $126.7 million was primarily due to:

Operating cost and expenses for the first quarter of 2019		$1,059.7
Plus:
•	Higher other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties and lower capitalized leachable material, partially offset by foreign currency effect, lower inventory consumption and lower fuel costs.	111.7
•	Higher depreciation, amortization and depletion mainly as a result of our expansion and maintenance capital investments.	11.3
•	Higher exploration expense.	3.1
•	Higher selling, general and administrative expenses.	0.6
Operating cost and expenses for the first quarter of 2020		$1,186.4

NON-OPERATING INCOME (EXPENSES)

Non-operating income and expense were a net expense of $96.4 million in the three months ended March 31, 2020 compared to a net expense of $68.7 million in the three months ended March 31, 2019.

The higher expense of $27.7 million was primarily due to:

●	$ 11.8 million of higher interest expense,
●	$ 12.8 million of higher miscellaneous expense,
●	$ 7.2 million of lower capitalized interest; partially offset by
●	$4.1 million of higher interest income.

INCOME TAXES

	Three Months Ended
	March 31,
	2020	2019
Provision for income taxes ($in millions)	$221.7	$237.9
Effective income tax rate	50.8%	38.1%

These provisions include income taxes for Peru, Mexico and the United States. In addition, the Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The increase in the 2020 effective income tax rate from the same period in 2019 was primarily attributed to a movement in exchange gains and losses from the devaluation of Mexican peso and the Peruvian sol versus the U.S. dollar.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Copper Sales (million pounds)	2020	2019	Variance	% Change
Peruvian operations	228.1	190.2	37.9	19.9%
Mexican open‑pit	321.8	311.0	10.8	3.5%
Mexican IMMSA unit	8.7	4.6	4.1	88.9%
Other and intersegment elimination	(4.1)	(4.4)	0.3	(6.5)%
Total copper sales	554.5	501.4	53.1	10.6%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
By‑product Sales (million pounds, except silver—million ounces)	2020	2019	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	6.9	2.7	4.2	155.6%
Silver	1.3	1.1	0.2	18.2%
Mexican open‑pit operations:
Molybdenum contained in concentrate	9.1	8.6	0.5	5.8%
Silver	2.8	3.3	(0.5)	(15.2)%
IMMSA unit
Zinc‑refined and in concentrate	63.7	59.4	4.3	7.2%
Silver	2.1	1.1	1.0	90.9%
Other and intersegment elimination
Silver	(0.7)	(0.4)	(0.3)	75.0%
Total by‑product sales
Molybdenum contained in concentrate	16.0	11.3	4.7	41.9%
Zinc‑refined and in concentrate	63.7	59.4	4.3	7.2%
Silver	5.5	5.1	0.4	8.2%

Peruvian Operations:

	Three Months Ended March 31,
	2020	2019	Variance	% Change
Net sales	$658.3	$580.1	$78.2	13.5%
Operating costs and expenses	(503.0)	(435.4)	(67.6)	15.5%
Operating income	$155.3	$144.7	$10.6	7.3%

Net sales in the first quarter of 2020 were $658.3 million compared to $580.1 million in the first quarter of 2019. The increase in net sales was mainly the result of higher production from the new concentrator at the Toquepala mine which increased copper (+19.9%), molybdenum (+155.6%) and silver (+18.2%) sales volumes. These effects were partially offset by lower copper (-9.2% LME) and molybdenum (-18.3%) prices.

Operating costs and expenses in the first quarter of 2020 increased by $67.6 million to $503.0 million from $435.4 million in the first quarter of 2019, primarily due to:

Operating costs and expenses for the first quarter of 2019		$435.4
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties and lower capitalized leachable material, partially offset by lower inventory consumption, foreign currency effect and lower labor costs.	63.0
•	Higher depreciation, amortization and depletion expense.	6.4
Less:
•	Lower exploration expenses.	(1.3)
•	Higher selling, general and administrative expenses.	(0.5)
Operating costs and expenses for the first quarter of 2020		$503.0

Mexican Open-pit Operations:

	Three Months Ended March 31,
	2020	2019	Variance	% Change
Net sales	$953.7	$1,072.1	$(118.4)	(11.0)%
Operating costs and expenses	(573.9)	(521.3)	(52.6)	10.1%
Operating income	$379.8	$550.8	$(171.0)	(31.0)%

Net sales in the first quarter of 2020 were $953.7 million, compared to $1,072.1 million in the first quarter of 2019. The decrease of $118.4 million was principally due to lower copper and molybdenum prices, as well as lower silver sales volume (-15.2%). This effect was slightly offset by higher copper (+3.5%) and molybdenum (+5.8%) sales volumes.

Operating costs and expenses in the first quarter of 2020 increased by $52.6 million to $573.9 million from $521.3 million in the same 2019 period, primarily due to:

Operating costs and expenses for the first quarter of 2019		$521.3
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher cost of metals purchased from third parties and lower capitalized leachable material, partially offset by lower inventory consumption, foreign currency effect and lower power and fuel costs.	45.5
	Higher depreciation, amortization and depletion expense.	6.4
•	Higher selling, general and administrative expenses.	0.4
•	Higher exploration expenses.	0.3
Operating costs and expenses for the first quarter of 2020		$573.9

Mexican Underground Operations (IMMSA):

	Three Months Ended March 31,
	2020	2019	Variance	% Change
Net sales	$134.5	$121.1	$13.4	11.1%
Operating costs and expenses	(128.1)	(116.7)	(11.4)	9.8%
Operating income	$6.4	$4.4	$2.0	45.5%

Net sales in the first quarter of 2020 were $134.5 million, compared to $121.1 million in the first quarter of 2019. This increase of $13.4 million was primarily due to significantly higher copper (+89.1%), silver (+90.9%) and zinc (+7.2%) sales volumes, as a result of higher production at the San Martin mine. This effect was partially offset by lower copper and zinc prices.

Operating costs and expenses in the first quarter of 2020 increased by $11.4 million to $128.1 million from $116.7 million in the first quarter of 2019, primarily due to:

Operating costs and expenses for the first quarter of 2019		$116.7
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption and higher repairing materials costs, partially offset by lower cost of metals purchased from third parties.	12.2
•	Higher exploration expenses.	0.9
•	Higher selling, general and administrative expenses.	0.6
Less:
•	Lower depreciation, amortization and depletion expense.	(2.3)
Operating costs and expenses for the first quarter of 2020		$128.1

Intersegment Eliminations and Adjustments:

The net sales, operating costs and expenses and operating income discussed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account. Please see Note 14 “Segment and Related Information” of the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the first three months of 2020 and 2019 (in millions):

	2020	2019	Variance
Net cash provided by operating activities	$475.1	$371.3	$103.8
Net cash used in investing activities	$(60.6)	$(172.8)	$112.2
Net cash used in financing activities	$(311.4)	$(309.3)	$(2.1)

Net cash provided by operating activities:

The change in net cash from operating activities for the first three months of 2020 and 2019 include (in millions):

	2020	2019	Variance	% Change
Net income	$216.2	$389.2	$(173.0)	(44.5)%
Depreciation, amortization and depletion	192.9	181.6	11.3	6.2%
Provision for deferred income taxes	7.5	38.9	(31.4)	(80.7)%
(Gain) loss on foreign currency transaction effect	(28.0)	2.3	(30.3)	(1,317.4)%
Other adjustments to net income	5.9	2.5	3.4	136.0%
Operating assets and liabilities	80.6	(243.2)	323.8	(133.1)%
Net cash provided by operating activities	$475.1	$371.3	$103.8	28.0%

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts, foreign currency fluctuations and changes in operating assets and liabilities.

Three months ended March 31, 2020: Net income was $216.2 million, approximately 45.5% of the net operating cash flow. Operating cash flow increased by $80.6 million due to variances in operating assets and liabilities as follows:

●	$123.2 million decrease in trade accounts receivable mainly as a result of the decrease in copper prices during the first quarter of 2020.
●	$70.4 million of net decrease in inventory, which included $54.6 million of lower leaching inventory mainly at our Peruvian operations, as well as $14.9 million of lower supplies inventory.
●	$(102.4) million decrease in accounts payable and accrued liabilities, which included principally income taxes payments at our operations, as well as workers’ participation payments at our Peruvian segment.
●	$(10.6) million increase in other operating assets and liabilities.

Three months ended March 31, 2019: Net income was $389.2 million, approximately 104.8% of the net operating cash flow. An increase in operating assets and liabilities decreased operating cash flow by $243.2 million and included:

●	$(54.3) million increase in accounts receivable.
●	$(7.4) million of net increase in inventory, which included $(28.2) million of higher leaching inventory, and $(0.8) million of higher supplies inventory, partially offset by $15.5 million of lower finished goods and $6.1 million of lower work in process.
●	$(132.9) million decrease in accounts payable and accrued liabilities, which included principally $(114.8) million of income taxes and workers’ participation payments at our Peruvian operations.
●	$(48.6) million increase in other operating assets and liabilities.

Net cash used for investing activities:

Three months ended March 31, 2020: Net cash used for investing activities included $101.0 million for capital investments. The capital investments included:

●	$65.8 million of investments at our Mexican operations:

●	$37.4 million for various other replacement and maintenance expenditures, mainly at our Buenavista and La Caridad mines.
●	$2.9 million for the new tailing disposal deposit at the Buenavista mine,
●	$1.3 million for the Pilares project,
●	$6.3 million for the over elevation of tailings deposit N° 7 at the La Caridad Mine,
●	$25.3 million at our IMMSA unit, and
●	$(7.4) million increase in capital expenditures incurred but not yet paid.

●	$35.2 million of investments at our Peruvian operations:

●	$8.1 million for the Toquepala concentrator expansion project,
●	$3.6 million for the building of the containment dike N°4 at Quebrada Santallana,
●	$2.0 million for the pumping system neutralization plant at Toquepala,
●	$1.6 million for the new substation at Quebrada Honda,
●	$26.2 million for various other replacement and maintenance expenditures, and
●	$(6.3) million increase in capital expenditures incurred but not yet paid.

The three months of 2020 investment activities include $40.0 million of net proceeds from short-term investments.

Three months ended March 31, 2019: Net cash used for investing activities included $173.1 million for capital investments. The capital investments included:

●	$84.7 million of investments at our Mexican operations:
●	$6.1 million for the new tailing disposal deposit at the Buenavista mine,

●	$6.1 million for the over elevation of tailings deposit N° 7 at the La Caridad Mine,
●	$1.6 million for the new projects infrastructure,
●	$0.5 million for the Sonora River water restitution system located in the Moritas basin,
●	$26.8 million at our IMMSA unit,
●	$46.2 million for various other replacement and maintenance expenditures, and
●	$(2.6) million increase in capital expenditures incurred but not yet paid.

●	$88.4 million of investments at our Peruvian operations:
●	$7.4 million for the Toquepala concentrator expansion project,
●	$2.0 million for the tailings disposal at Quebrada Honda project,
●	$3.0 million for the Ilo sulfuric acid plant N°1 modification,
●	$13.9 million for the Toquepala equipment acquisition,
●	$36.2 million for various other replacement and maintenance expenditures, and
●	$25.9 million decrease in capital expenditures incurred but not yet paid.

The first three months of 2019 investment activities also include $0.3 million of net proceeds of short-term investments.

Net cash used in financing activities in the three months ended March 31, 2020 was $311.4 million, and included a dividend distribution of $309.2 million. Net cash used in financing activities was $309.3 million in the three months ended March 31, 2019, and also included a dividend distribution of $309.2 million.

Dividends:

On March 24, 2020, we paid a dividend of $0.40 per share totaling $309.2 million. On April 23, 2020, our Board of Directors authorized a quarterly dividend of $0.20 per share, expected to total $154.6 million, to be paid on May 26, 2020 to SCC shareholders of record at the close of business on May 13, 2020.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the first quarter of 2020. Please see item 7 in Part II of our 2019 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 39) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
		$ per		$ per
	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$955.8	$1.84	$844.1	$1.72
Add:
Selling, general and administrative	29.1	0.06	28.5	0.06
Sales premiums, net of treatment and refining charges	(0.7)	—	11.6	0.02
Less:
Workers’ participation	(53.6)	(0.10)	(48.7)	(0.10)
Cost of metals purchased from third parties	(129.3)	(0.25)	(52.0)	(0.10)
Royalty charge and other, net	(11.3)	(0.02)	(29.9)	(0.06)
Inventory change	(57.1)	(0.11)	(4.2)	(0.01)
Operating Cash Cost before by‑product revenues	$732.9	$1.42	$749.4	$1.53
Add:
By‑product revenues(1)	(321.4)	(0.62)	(292.0)	(0.59)
Net revenue on sale of metal purchased from third parties	(10.8)	(0.02)	(13.7)	(0.03)
Add:
Total by‑product revenues	(332.2)	(0.64)	(305.7)	(0.62)
Operating Cash Cost net of by‑product revenues	$400.7	$0.78	$443.7	$0.91
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
		$ per		$ per
	$ millions	pound	$ millions	pound
Molybdenum	$(126.0)	$(0.24)	$(118.3)	$(0.24)
Silver	(75.8)	(0.15)	(64.2)	(0.13)
Zinc	(51.3)	(0.10)	(46.6)	(0.10)
Sulfuric Acid	(42.4)	(0.08)	(31.0)	(0.06)
Gold and others	(25.9)	(0.05)	(31.9)	(0.06)
Total	$(321.4)	$(0.62)	$(292.0)	$(0.59)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended March 31, 2020.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Peru:
Peruvian inflation rate	0.8%	0.9%
Initial exchange rate	3.317	3.379
Closing exchange rate	3.442	3.321
Appreciation/(devaluation)	(3.8)%	1.7%
Mexico:
Mexican inflation rate	1.2%	0.4%

Initial exchange rate	18.845	19.683
Closing exchange rate	23.512	19.379
Appreciation/(devaluation)	(24.8)%	1.5%

Change in monetary position:

Assuming an exchange rate variance of 10% at March 31, 2020 we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$16.5
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(20.2)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(13.1)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$16.0

Open sales risk:

Our provisional copper and molybdenum sales contain an embedded derivative that is required to be separate from the host contract for accounting purposes. The host contract is the receivable from the sale of copper and molybdenum concentrates at prevailing market prices at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to settlement. See Note 13 to our condensed consolidated financial statements for further information about these provisional sales.

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended March 31, 2020.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2020, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2020, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of March 31, 2020, the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month periods ended March 31, 2020, and 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of earnings, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Emphasis of a Matter

We draw attention to Note 1 of the interim financial information, which describes the effects of the new outbreak of coronavirus disease ("COVID-19") as of March 31, 2020 and for the three-month periods then ended.

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
May 4, 2020

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

The Company's operations and financial results are subject to various risks and uncertainties, including those described in “Risk Factors” included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020. The following supplements and updates the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our results of operations could in the future be materially adversely impacted by coronavirus pandemic (COVID-19).

The global spread of the coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. Since the outbreak of the COVID-19 emerged in early 2020, it has quickly spread across the world. Copper prices, alongside prices of other commodities and assets, have decreased while containment measures taken to control the pandemic are substantially impacting both, the prospects of copper supply and demand. Our financial performance is highly dependent on the price of copper and of other metals we produce. Further decline in metal prices, principally copper, would adversely affect our performance.

As a result of the COVID-19 outbreak and potential future pandemic outbreaks, the Company faces significant risks including, but not limited to:

a) supply chain disruptions making it difficult for the Company to order and receive materials needed for production of its products, and needed to ship finished products to our end customers,

b) financial risks pertaining to receivables due from customers that may fall into insolvency or otherwise be unable to pay their bills,

c) government responses including orders that make it difficult to remain open for business, restrict imports of raw materials or exports of finished goods, refuse to allow the Company’s products to be sold in their countries, and other seen and unforeseen actions taken by government agencies,

d) absenteeism or loss of employees at our Company, or at our affiliated companies, that are needed to develop, validate, manufacture and perform other necessary functions for our operations, due to health reasons or government restrictions,

e) equipment failures due to maintenance postponements, loss of utilities and other disruptions that could impact our operations or render them inoperable,

f) litigation or government actions against the Company,

g) a local or global recession or depression that could harm the international banking system, limit demand for all products including those made by the Company,

h) banking and financial institutions disruption that may limit access to loans, and,

i) many other seen and unforeseen events and circumstances, all of which could negatively impact the Company.

Any of these events could cause or contribute to the risks and uncertainties enumerated in the 2019 Annual Report on Form 10-K and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

The NYSE closing price of SCC common shares at March 31, 2020 was $28.16 and the maximum number of shares that the Company could purchase at that price is 2.9 million shares. As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of March 31, 2020. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

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

4.1

(a) Indenture governing $600 million 7.500% Notes due 2035, by and among Southern Copper Corporation, the Bank of New York and The Bank of New York (Luxembourg) S.A

(b) Indenture governing $400 million 7.500% Notes due 2035, by and between Southern Copper Corporation, The Bank of New York, The Bank of New York (Luxembourg) S.A.

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

4.16	Form of 3.875% Notes due 2025.

4.17	Form of 5.875% Notes due 2045.

10.1	Directors’ Stock Award Plan of the Company, as amended through January 28, 2023.

Exhibit No.	Description of Exhibit
10.2

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub, Inc., Americas Sales Company, Inc., Americas Mining Corporation and Minera Mexico S.A. de C.V.

10.3	Tax Agreement entered into by the Company and Americas Mining Corporation, effective as of February 20, 2017.

14.0	Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on April 23, 2015

15.0	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C. - Member of Deloitte Touche Tohmatsu, Limited).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

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

104

The cover page from our Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the Securities and Exchange Commission on April 30, 2020, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2020, and 2019; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iii) the Condensed Consolidated Balance Sheet at March 31, 2020 and December 31, 2019; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2020 and 2019; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

4.8	Form of 5.375% Notes due 2020 (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.9	Form of 6.750% Notes due 2040 (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.10

Third Supplemental Indenture dated as of November 8, 2012, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 3.500% Notes due 2022 were issued (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).

Exhibit No.	Description of Exhibit
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

Exhibit No.	Description of Exhibit

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this report).

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).

104

The cover page from our Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the Securities and Exchange Commission on April 30, 2020, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2020 and 2019; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iii) the Condensed Consolidated Balance Sheet at March 31, 2020 and December 31, 2019; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2020 and 2019; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

May 4, 2020

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

May 4, 2020