Form 10-Q
period 2020-06-30
SOUTHERN COPPER CORP/
filed 2020-07-31
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

As of July 29, 2020 there were outstanding 773,073,269 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions, except for per share amounts)
Net sales (including sales to related parties, see note 6)	$1,785.4	$1,818.0	$3,505.1	$3,571.4
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	976.7	867.3	1,932.4	1,711.4
Selling, general and administrative	31.4	30.9	60.6	59.4
Depreciation, amortization and depletion	193.8	198.8	386.8	380.4
Exploration	6.3	7.4	14.9	12.9
Total operating costs and expenses	1,208.2	1,104.4	2,394.7	2,164.1

Operating income	577.2	713.6	1,110.4	1,407.3

Interest expense	(98.1)	(90.2)	(200.0)	(180.3)
Capitalized interest	6.0	6.2	11.2	18.5
Other income (expense)	(1.0)	23.0	(8.4)	28.3
Interest income	4.3	4.4	12.2	8.1
Income before income taxes	488.4	657.0	925.4	1,281.9
Income taxes (including royalty taxes, see Note 5)	224.4	251.1	446.2	489.0
Net income before equity earnings of affiliate	264.0	405.9	479.2	792.9
Equity earnings (loss) of affiliate, net of income tax	(3.1)	(1.5)	(2.1)	0.7
Net income	260.9	404.4	477.1	793.6
Less: Net income attributable to the non-controlling interest	1.4	2.0	2.8	3.0
Net income attributable to SCC	$259.5	$402.4	$474.3	$790.6

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$0.34	$0.52	$0.61	$1.02
Weighted average shares outstanding-basic and diluted	773.1	773.0	773.1	773.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Net income and comprehensive income	$260.9	$404.4	$477.1	$793.6
Comprehensive income attributable to the non-controlling interest	1.4	2.0	2.8	3.0
Comprehensive income attributable to SCC	$259.5	$402.4	$474.3	$790.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,808.8	$1,925.1
Short-term investments	30.7	80.7
Accounts receivable trade	854.0	832.9
Accounts receivable other (including related parties 2020- $42.1 and 2019 - $30)	83.7	78.9
Inventories	980.4	1,068.5
Prepaid taxes	84.0	172.4
Other current assets	18.1	26.2
Total current assets	3,859.7	4,184.7

Property and mine development, net	9,197.0	9,371.0
Ore stockpiles on leach pads	1,162.0	1,230.3
Intangible assets, net	145.9	148.4
Related parties receivable	58.5	59.5
Right-of-use assets	1,011.2	1,046.4
Deferred income tax	185.8	183.9
Equity method investment	106.9	111.9
Other non-current assets	78.0	71.3
Total assets	$15,805.0	$16,407.4

LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$399.8
Accounts payable (including related parties 2020- $125.7 and 2019- $86.4)	554.8	598.3
Accrued income taxes	44.1	116.3
Accrued workers’ participation	89.6	174.9
Accrued interest	98.7	96.0
Lease liabilities current	69.7	68.6
Other accrued liabilities	34.9	22.6
Total current liabilities	891.8	1,476.5

Long-term debt	6,542.6	6,541.0
Lease liabilities	941.5	977.8
Deferred income taxes	156.2	178.3
Non-current taxes payable	—	0.7
Other liabilities and reserves	134.4	112.6
Asset retirement obligation	268.9	262.3
Total non-current liabilities	8,043.6	8,072.7

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY (NOTE 11)
Common stock par value $0.01; shares authorized, 2020 and 2019–2,000; shares issued, 2020 and 2019–884.6	8.8	8.8
Additional paid-in capital	3,418.2	3,424.9
Retained earnings	6,446.1	6,435.6
Accumulated other comprehensive income	(10.1)	(10.1)
Treasury stock, at cost, common shares	(3,041.5)	(3,048.9)
Total Southern Copper Corporation stockholders’ equity	6,821.5	6,810.3
Non-controlling interest	48.1	47.9
Total equity	6,869.6	6,858.2
Total liabilities and equity	$15,805.0	$16,407.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
OPERATING ACTIVITIES
Net income	$260.9	$404.4	$477.1	$793.6
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	193.8	198.8	386.8	380.4
Equity earnings of affiliate, net of dividends received	0.2	1.8	(0.8)	0.6
Loss on foreign currency transaction effect	(0.8)	7.1	(28.9)	9.4
(Benefit) provision for deferred income taxes	(18.8)	11.4	(11.3)	50.2
Other, net	4.1	3.8	11.0	7.4
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(144.3)	89.5	(21.0)	35.3
Decrease (increase) in inventories	86.0	(56.8)	156.4	(64.2)
(Decrease) in accounts payable and accrued liabilities	(66.6)	(195.7)	(169.0)	(328.6)
(Increase) decrease in other operating assets and liabilities	104.8	(50.2)	94.2	(98.8)
Net cash provided by operating activities	419.3	414.1	894.5	785.3
INVESTING ACTIVITIES
Capital expenditures	(113.3)	(180.4)	(214.3)	(353.5)
Proceeds from sale (purchase) of short-term investments, net	10.1	94.7	50.0	95.0
Other	—	0.1	0.4	0.1
Net cash used in investing activities	(103.2)	(85.6)	(163.9)	(258.4)
FINANCING ACTIVITIES
Repayments of debt	(400.0)	—	(400.0)	—
Capitalization of debt issuance cost	—	—	0.1	—
Cash dividends paid to common stockholders	(154.6)	(309.3)	(463.8)	(618.5)
SCC shareholder derivative lawsuit — received from AMC	—	—	—	36.5
SCC shareholder derivative lawsuit — dividend paid	—	—	—	(36.5)
Other, net	(0.2)	0.3	(2.5)	0.3
Net cash used in financing activities	(554.8)	(309.0)	(866.2)	(618.2)
Effect of exchange rate changes on cash and cash equivalents	(4.1)	(4.3)	19.3	(1.1)
(Decrease) increase in cash and cash equivalents	(242.8)	15.2	(116.3)	(92.4)
Cash and cash equivalents, at beginning of year	2,051.6	737.0	1,925.1	844.6
Cash and cash equivalents, at end of year	$1,808.8	$752.2	$1,808.8	$752.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
TOTAL EQUITY, beginning of period	$6,763.2	$6,692.8	$6,858.2	$6,612.8
STOCKHOLDERS’ EQUITY, beginning of period	6,716.2	6,646.5	6,810.3	6,567.4
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	3,410.5	3,400.4	3,424.9	3,393.7
Other activity of the period	7.7	7.2	(6.7)	13.9
Balance at end of period	3,418.2	3,407.6	3,418.2	3,407.6
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the period	(2,767.9)	(2,768.3)	(2,767.9)	(2,768.3)
Used for corporate purposes	—	0.4	—	0.4
Balance at end of period	(2,767.9)	(2,767.9)	(2,767.9)	(2,767.9)
Parent Company common shares
Balance at beginning of period	(266.3)	(257.7)	(281.0)	(251.3)
Other activity, including dividend, interest and foreign currency transaction effect	(7.3)	(6.8)	7.4	(13.2)
Balance at end of period	(273.6)	(264.5)	(273.6)	(264.5)
Treasury stock balance at end of period	(3,041.5)	(3,032.4)	(3,041.5)	(3,032.4)
RETAINED EARNINGS:
Balance at beginning of period	6,341.2	6,265.7	6,435.6	6,186.9
Net earnings	259.5	402.4	474.3	790.6
Dividends declared and paid, common stock, per share, 2020- $0.60, 2019– $0.80	(154.6)	(309.3)	(463.8)	(618.5)
SCC shareholder derivative lawsuit — received from AMC	—	—	—	36.5
SCC shareholder derivative lawsuit — dividend paid	—	—	—	(36.5)
Other activity of the period	----	(0.1)	—	(0.3)
Balance at end of period	6,446.1	6,358.7	6,446.1	6,358.7
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning and end of period	(10.1)	(2.4)	(10.1)	(2.4)
STOCKHOLDERS’ EQUITY, end of period	6,821.5	6,740.3	6,821.5	6,740.3
NON-CONTROLLING INTEREST, beginning of period	47.0	46.3	47.9	45.4
Net earnings	1.4	2.0	2.8	3.0
Distributions paid	(0.3)	—	(2.6)	(0.1)
NON-CONTROLLING INTEREST, end of period	48.1	48.3	48.1	48.3
TOTAL EQUITY, end of period	$6,869.6	$6,788.6	$6,869.6	$6,788.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of June 30, 2020, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of June 30, 2020 and the results of operations, comprehensive income, cash flows and changes in equity for the three and six months ended June 30, 2020 and 2019. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. The December 31, 2019 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2019 and notes included in the Company’s 2019 annual report on Form 10-K.

COVID – 19 PANDEMIC

Since the World Health Organization (“WHO”) declared the COVID-19 virus outbreak as a global pandemic, all the countries where the Company operates and conducts exploration activities, as well as the countries where its main customers and suppliers are located, have published health and safety rules and restrictions on individuals and business activities.

As of June 30, 2020, the Company‘s production facilities in Mexico and Peru were working at approximately 96% of their production capacity. The Company has developed a rigorous COVID-19 emergency protocol and the workforce are gradually returning to operations. At June 30, 2020, approximately 83% of the workforce in Mexico, was working on site or at home under strict safety measures; the remaining 17% of the workforce were not working, including all individuals at high risk due to age and/or prior medical conditions. At our Peruvian operations, approximately 64.0% of the workforce were working on site or at home under strict safety measures, while the remaining 36.0% were not working, including all individuals at high risk due to age and/or prior medical conditions. This headcount includes the Company´s personnel and contractors. Through June 30, 2020, SCC incurred approximately $10.5 million in COVID-19 related production costs that include protection equipment and labor costs. These costs have been expensed to cost of sales in the Company´s condensed consolidated statement of earnings.

The Company’s exploration activities in Argentina and Chile have been reduced and their drilling teams are on stand-by. Meanwhile, in Ecuador, we resumed exploration activities at the end of the second quarter of 2020.

The financial reporting process and the information required to prepare the Company’s financial statements suffered no interruption and the financial statements were prepared without restrictions or difficulties.

SCC´s Corporate Crisis Committee as well as its Crisis Committees in Mexico and Peru continued to closely monitor the impact of the pandemic and to analyze and quickly resolve any issues that may arise. As of June 30, 2020, there were no major delays in the supply of materials and services critical for the operations and sales. Also, shipments and collections have registered no known major delays.

After completing the first stage of its capital programs at Buenavista in Mexico and Toquepala in Peru, the Company currently does not have major capital expenditures commitments (see Note 10 - Commitments and Contingencies). The Company paid the first tranche of its 2010 bonds of $400 million on April 15, 2020. The Company has no other major debt maturity until 2022.

At June 30, 2020 the Company has performed a qualitative analysis and has not identified any indicator of impairment. As the Company reported on its 2019 Annual report on Form 10-K, the results of its impairment sensitivity analysis showed projected discounted cash flows in excess of the carrying amounts of long lived assets by margins ranging from 1.2 to 4.8 times such carrying amount. This analysis included a stress test using a copper price assumption of $2.00 per pound and a molybdenum price assumption of $4.00 per pound. (Please see, Management´s Discussion and Analysis, Critical Policies and Estimates, Asset Impairments on the 2019 Form 10-K).

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

NOTE 3 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At June 30,	At December 31,
	2020	2019
Trading securities	$30.1	$80.0
Weighted average interest rate	0.1%	2.0%

Available-for-sale	$0.6	$0.7
Weighted average interest rate	0.7%	0.7%
Total	$30.7	$80.7

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and as of June 30, 2020 and December 31, 2019, included corporate bonds and asset and mortgage backed obligations. As of June 30, 2020 and December 31, 2019, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Six months ended
	June 30,				June 30,
	2020		2019		2020		2019
Trading:
Interest earned	$	(*)	$	(*)		$0.4		$0.1
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)	$	(*)	$	(*)

Available-for-sale:
Interest earned		(*)		(*)				(*)
Investment redeemed		$—		$—		$0.1		$—

(*) Less than $0.1 million.

NOTE 4 — INVENTORIES:

Inventories were as follows:

	At June 30,	At December 31,
(in millions)	2020	2019
Inventory, current:
Metals at average cost:
Finished goods	$65.6	$87.2
Work-in-process	237.4	259.7
Ore stockpiles on leach pads	312.5	358.4
Supplies at average cost	364.9	363.2
Total current inventory	$980.4	$1,068.5
Inventory, long-term:
Ore stockpiles on leach pads	$1,162.0	$1,230.3

During the six months ended June 30, 2020 and 2019, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $94.3 million and $244.6 million, respectively. Leaching inventories recognized in cost of sales amounted to $209.5 million and $189.5 million for the six months June 30, 2020 and 2019, respectively.

NOTE 5 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first six months of 2020 and 2019 consisted of ($ in millions):

	2020	2019
Statutory income tax provision	$406.8	$429.1
Peruvian royalty	4.3	6.5
Mexican royalty	21.4	35.2
Peruvian special mining tax	13.7	18.2
Total income tax provision	$446.2	$489.0

Effective income tax rate	48.2%	38.1%

These provisions include income taxes for Peru, Mexico and the United States. The Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The increase in the 2020 effective income tax rate from the same period in 2019 was primarily attributed to a movement in exchange gains and losses from the devaluation of the Mexican peso and the Peruvian sol against the U.S. dollar.

Peruvian royalty and special mining tax: The Company has accrued $16.7 million and $19.8 million of royalty charge in the first six months of 2020 and 2019, respectively, of which $4.3 million and $6.5 million were included in income taxes in 2020 and 2019, respectively.

The Company has accrued $13.7 million and $18.2 million of special mining tax as part of the income tax provision for the first six months of 2020 and 2019, respectively.

Mexican mining royalty: The Company has accrued $21.4 million and $35.2 million of royalty taxes as part of the income tax provision for the first six months of 2020 and 2019, respectively.

Accounting for uncertainty in income taxes: In the first six months of 2020, there were no changes in the Company’s uncertain tax positions.

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

Receivable and payable balances with related parties are shown below (in millions):

	At June 30,	At December 31,
	2020	2019
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$21.9	$10.8
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	—	0.1
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.3	0.3
Ferrocarril Mexicano, S.A. de C.V.	0.1
Grupo Mexico	2.7	2.7
Mexico Generadora de Energia S. de R.L. ("MGE")	15.8	15.3
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	0.2	0.2
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.1	0.1
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.9	0.4
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
	$42.1	$30.0

Related parties receivable non-current:
Grupo Mexico and affiliates:
Asarco LLC	$58.5	$59.5

Related parties payable:
Grupo Mexico and affiliates:
Asarco LLC	$46.2	$4.3
AMMINCO	13.0	16.9
Eolica El Retiro, S.A.P.I. de C.V.	0.3	—
Ferrocarril Mexicano, S.A. de C.V.	7.0	6.4
Grupo Mexico	0.9	1.1
MGE	40.0	40.2
Mexico Proyectos y Desarrollos, S.A. de C.V. and affiliates	17.6	16.0
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.2	0.2
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	0.4	1.2
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
	$125.7	$86.4

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the six months ended June 30, 2020 and 2019 (in millions):

	2020	2019
Purchase activity
Asarco LLC	$168.4	$19.8
AMMINCO	8.9	4.4
Eolica El Retiro, S.A.P.I. de C.V.	0.5	2.0
Ferrocarril Mexicano, S.A. de C.V.	22.2	20.5
Grupo Mexico	5.0	5.0
MGE	105.2	100.7
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	25.8	35.6
Total purchases	$336.0	$188.0
Sales activity
Asarco LLC	$11.0	$5.8
Ferrocarril Mexicano, S.A. de C.V.	—	0.1
MGE	21.2	21.8
Total sales	$32.2	$27.7

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

In the second quarter of 2020, the Company made donations of $3.0 million to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations. In the first six months of 2019, the Company made donations of $4.8 million to this this organization.

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

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying approximately 1.0% of its power output to third-party energy users; compared to 4.6% at June 30, 2019.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro supplies approximately 9.1% of its power output to IMMSA and Mexcobre, compared to 27.8% at June 30, 2019.

The Company sold copper rod as well as sulfuric acid, silver and gold to Asarco LLC.

In September 2019, Asarco LLC signed a promissory note to pay to the Company´s Mexican operations $62.0 million plus interest no later than October 31, 2021, with quarterly payments of $0.5 million. The annual interest rate of the note is Libor plus 200 basis points, which will be reviewed annually. As of June 30, 2020, $58.5 million is recorded in a separate line as a long-term related party receivable in the condensed consolidated balance sheet. Related to this promissory note, the Company recorded interest income of $1.3 million in the first six months of 2020.

In addition, the Company received fees for natural gas and services provided to MGE, a subsidiary of Grupo Mexico. In May 2020, MGE signed a promissory note to pay to the Company´s Mexican operations 97.2 million Mexican pesos (approximately $4.2 million) plus interest no later than November 30, 2020. The annual interest rate of the note is 8.28% with monthly payments. As of June 30, 2020, the balance of this note is included in the $15.8 million account receivable from MGE.

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the six months ended June 30, 2020 and 2019 (in millions):

	2020	2019
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.2	$0.1
Empresarios Industriales de Mexico, S.A. de C.V.	—	0.1
Mextransport	2.3	0.8
Operadora de Cinemas S.A. de C.V.	0.1	—
Total purchases	$2.6	$1.0

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$—
Mextransport	0.8	0.9
Operadora de Cinemas S.A. de C.V.	0.1	—
Total sales	$1.0	$0.9

The Larrea family controls a majority of the capital stock of Grupo Mexico and has extensive interests in other businesses, including transportation, real estate and entertainment. The Company engages in certain transactions in the ordinary course of business with other entities controlled by the Larrea family relating to the lease of office space, air transportation and entertainment.

The Company’s Mexican operations paid fees for entertainment services provided by Boutique Bowling de Mexico, S.A de C.V. and Operadora de Cinemas, S.A. de C.V. Both companies are controlled by the Larrea family.

Mextransport provides aviation services to the Company´s Mexican operations. This is a company controlled by the Larrea family.

In addition, the Company received fees for building rental and maintenance provided to Boutique Bowling de Mexico, S.A. de C.V. and Operadora de Cinemas, S.A. de C.V. The Company´s Mexican operations received fees from Mextransport for operating one of Mextransport’s aircrafts.

Equity Investment in Affiliate: The Company has a 44.2% participation in Compania Minera Coimolache S.A. (“Coimolache”), which it accounts for on the equity method. Coimolache owns Tantahuatay, a gold mine located in the northern part of Peru.

In addition, the Company has a 30.0% participation in Apu Coropuna S.R.L. (“Apu Coropuna”), which it accounts for on the equity method. Apu Coropuna is a company that performs exploration activities in the Pucay prospect, located in Arequipa, Peru.

It is anticipated that in the future the Company will enter into similar transactions with these same parties.

In the first six months of 2020, the Company engaged in no purchase or sales activities with companies that have relationships with SCC executive officers.

NOTE 7 — LEASES:

The Company has operating leases for power generating facilities, vehicles and properties. Leases with an initial term of 12 months or less, underlying asset value of $10,000 or less and total nominal contract value of $100,000 or less are not recorded on the balance sheet; the Company recognizes lease expenses for these leases on a straight-line basis over the lease term. Some of the Company’s leases include both lease and non-lease components, which are accounted for separately. The Company’s leases have remaining lease terms of two years to 13 years, and do not include options to extend the leases. The Company’s lease agreements do not contain options to purchase the leased assets or to terminate the leases before the expiration date. In addition, the Company’s lease contracts have no material residual value guarantees or material restrictive covenants. As none of the Company’s leases stipulates an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The weighted average remaining lease term for the Company’s leases is 9 years, and the weighted average discount rate for these leases is 3.64%.

The operating lease expense recognized in the six months ended June 30, 2020 and 2019 was classified as follows (in millions):

Classification	2020	2019
Cost of sales (exclusive of depreciation, amortization and depletion)	$57.5	$57.6
Selling, general and administrative	0.1	0.1
Exploration	0.1	0.1
Total lease expense	$57.7	$57.8

(*) amount is lower than $0.1 million

The Company’s short-term lease costs for the six months ended June 30, 2020 were $0.1 million.

Maturities of lease liabilities were as follows:

Lease liabilities
Year	(in millions)
2020	$57.7
2021	115.4
2022	112.6
2023	111.4
2024	103.6
After 2024	826.3
Total lease payments	$1,327.0
Less: interest on lease liabilities	(315.8)
Present value of lease payments	$1,011.2

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

On June 24, 2019, MINEM approved a change to the guarantees required for the mining closure plans. The new regulation specifies that the annual guarantees can be secured with real estate up to a maximum of 50% and the remaining amount with credit instruments. Currently, the Company has pledged the value of its Lima office complex for the 50% of the guarantee and with a stand-by letter of credit for the other 50% as a security for this obligation.Through January 2020, the Company has provided total guarantees of $47.1 million.

The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the Ilo smelter and refinery, and the shops and auxiliary facilities at the three units. In March 2016, MINEM approved the Mining Closure Plan for the Toquepala expansion project and the revised closure plans for the Cuajone mine and the Ilo facilities were approved in January and October 2019, respectively. As result of these new estimates, the Company increased the asset retirement obligation by $28.1 million in 2019. The closure plan for the Tia Maria project was approved in February 2017. However, the Company has not recorded a retirement obligation for the Tia Maria project because work on the project is still on hold. The Company believes that under these circumstances, the recording of a retirement obligation is not appropriate.

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

The following table summarizes the asset retirement obligation activity for the six months ended June 30, 2020 and 2019 (in millions):

	2020	2019
Balance as of January 1	$262.3	$217.7
Changes in estimates	—	25.2
Closure payments	(0.8)	(0.4)
Accretion expense	7.4	6.2
Balance as of June 30,	$268.9	$248.7

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

The components of net periodic benefit costs for the six months ended June 30, 2020 and 2019 are as follows (in millions):

(in millions)	2020	2019
Service cost	$0.7	$0.5
Interest cost	0.9	0.9
Expected return on plan assets	(1.4)	(1.7)
Amortization of prior service cost / (credit)	0.1	0.1
Amortization of net loss/(gain)	0.1	0.1
Net periodic benefit cost	$0.4	$(0.1)

(*) amount is lower than $0.1 million

Post-retirement health care plans:

United States: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits”.

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the six months ended June 30, 2020 and 2019 are as follows (in millions):

(in millions)	2020	2019
Interest cost	$0.6	$0.5
Amortization of net loss (gain)	(*)	(0.1)
Amortization of prior service cost/ (credit)	(*)	(*)
Net periodic benefit cost	$0.6	$0.4

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

Environmental capital investments in the six months ended June 30, 2020 and 2019 were as follows (in millions):

	2020	2019
Peruvian operations	$(5.5)	$13.9
Mexican operations	19.4	18.4
	$13.9	$32.3

(*) The activity, in the first six months of 2020, for the Peruvian operations include prepayment settlements.

Peruvian operations: The Company’s operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through the Ministry of Environment (“MINAM”), conducts annual audits of the Company’s Peruvian mining and metallurgical operations. Through these environmental audits, matters related to environmental obligations, compliance with legal requirements, atmospheric emissions, effluent monitoring and waste management are reviewed. Peruvian law requires that companies in the mining industry provide assurances for future mine closure and remediation. In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM. See Note 8 “Asset retirement obligation” for further discussion of this matter.

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree that defined new AQS for daily sulfur dioxide in the air (250 µg/m3). As of June 30, 2020, the Company maintains a lower daily average level of µg/m3 (micrograms per cubic meter) of SO2, than those required by the AQS.

Soil Environmental Quality Standards (“SQS”): In 2013, the Peruvian government enacted Soil Quality Standards. In accordance with the regulatory requirements of the law, the Company prepared Soil Descontamination Plans (“SDP”) for environmentally impacted sites in each of its operation units (Toquepala, Cuajone and Ilo) with the assistance of consulting companies. The cost of these SDPs are not material, either individually or in aggregated form, for the financial statements of the Company.

Climate change: On April 17, 2018, the Peruvian government enacted Law N. 30754, establishing a Climate Change

Framework. Through this law, promoting public and private investment in climate change management is declared to be of national interest. The law proposes to create an institutional framework to address climate change in Peru, outlining new measures, particularly with respect to climate change mitigation. It includes, for example, provisions dealing with: increasing carbon capture and use of carbon sinks; afforestation and reforestation practices; land use changes; and sustainable systems of transportation, solid waste management, and energy systems. It was the first Latin American climate change framework law to incorporate responsibilities from the Paris Agreement. Regulations to this law were enacted by Supreme Decree 013-2019 published on December 31, 2019 and are applicable to all Peruvian institutions and agencies. It is expected that further Peruvian regulations would be applicable to non-governmental entities. The Company anticipates initiating a multi-year process to adopt applicable reporting recommendations of the Task-Force on Climate Related Financial Disclosures (TCFD) once new Peruvian climate change regulations applicable to non-governmental entities are implemented. The Company is committed to the environment and to managing climate-related impacts. The Company’s focus is to seek continuous improvement in the responsible use of natural resources while complying with strict applicable legal standards for prevention, mitigation, control and remediation of environmental impacts. Implementing continuous improvement in the Company’s processes improves efficiency in the use and consumption of energy, water, and other natural resources.

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

Guaymas sulfuric acid spill:

On July 9, 2019, there was an incident at the Company´s Marine Terminal in Guaymas, Sonora that caused the discharge of approximately three cubic meters of sulfuric acid into the sea in the industrial port area.

The Guaymas bay has an estimated water volume of 340 million cubic meters, the spill upon entering in contact with the sea’s alkaline conditions, led the quick dilution of the discharge and the sulfuric acid was naturally and immediately neutralized. As a result, the discharge was considered harmless, and it was found that neither the flora nor fauna of the port area were affected, according to the report from the Ministry of Navy.

On July 10, 2019, PROFEPA made a first inspection of the area, concluding that the Company executed all the correct procedures in order to contain the discharge, and no reference was made to the existence of negative impacts on the environment resulting from the incident.

On Friday, July 19, 2019, PROFEPA revisited the facilities to carry out a second inspection, declaring a partial temporary shutdown related only to the storage process and transportation of sulfuric acid at the terminal, arguing the absence of an authorization of environmental impact. It is important to note that these facilities have been in operation since 1979, prior to the 1988 Mexican General Law of Ecological Balance and the Protection of the Environment. Therefore, these licenses are not a requirement for companies that were operating before the aforementioned law. In addition, in 2009, PROFEPA awarded a certification of “Clean Industry and Environmental Quality” for such facility which was subsequently renewed four times (for a two-year period each time).

The Company does not know the reasons or causes for this partial and temporary closure, but it will continue working with the environmental authorities to provide certainty that the operation is in strict compliance with environmental regulations. The Company expects the environmental authorities to suspend the partial temporary shutdown, once they resolve their concerns. Currently, the Company does not expect any impact on its operations. As of June 30, 2020, the matter is pending resolution.

Climate change:

Grupo Mexico, the indirect parent of SCC has issued sustainability reports under the Global Reporting Initiative (GRI) for more than 10 years. Grupo Mexico also participates in different Mexican and international reporting programs such as the Greenhouse Gases (GHG) Mexico Program and the Carbon Disclosure Program (CDP). In 2013, GHG and CDP have signed a memorandum of understanding to work on aligning their reporting frameworks. Grupo Mexico’s 2018 CDP questionnaire included responses to the Task Force on Climate-Related Disclosure or TCFD concerns. In compliance with the 2012 Mexican Climate Change Law Grupo Mexico’s GHG emissions are reported and verified independently. Grupo Mexico’s Sustainability Reports disclosing inventories of GHG emissions can be found at https://www.gmexico.com/GMDocs/InformeSustentable/DS2019completoIng.pdf. On October 18, 2017, Grupo Mexico was selected to join the S&P Sustainability Indices MILA Pacific Alliance (DJSI MILA). This regional sustainability index included for 2017, 42 leading companies in sustainability from the countries that form part of the Pacific Alliance: Mexico, Chile, Colombia and Peru.

The Company believes that all of its facilities in Peru and Mexico are in material compliance with applicable environmental, mining and other applicable laws and regulations. The Company also believes that continued compliance with environmental laws of Mexico and Peru will have no material adverse effects on the Company’s business, properties, or operating results.

Litigation matters:

Peruvian operations

The Tia Maria Mining Project

There are four lawsuits filed against the Peruvian Branch of the Company related to the Tia Maria project. The lawsuits seek (i) to declare null and void the resolution that approved the Environmental Impact Assessment of the project; (ii) the cancellation of the project and the withdrawal of mining activities in the area and (iii) to declare null and void the mining concession application for the Tia Maria project. The lawsuits were filed by Messrs. Jorge Isaac del Carpio Lazo (filed May 22, 2015), Ernesto Mendoza Padilla (filed May 26, 2015), Juan Alberto Guillen Lopez (filed June 18, 2015) and Junta de Usuarios del Valle del Tambo (filed April 30, 2015).

The del Carpio Lazio case was rejected by the court of first instance on November 14, 2016. The plaintiff filed an appeal before the Superior Court on January 3, 2017. On January 9, 2018, the lawyers of both parties presented their respective positions before the Appellate Court. On March 8, 2018, the Appellate Court issued its final decision, which upheld the first instance ruling. On April 27, 2018, the plaintiff filed an extraordinary appeal before the Supreme Court. As of June 30, 2020, the case remains pending resolution.

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. As of June 30, 2020, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. On July 19, 2019, the oral arguments took place. On January 7, 2020, the Judge decided to suspend the proceeding until the del Carpio Lazio case is concluded. Therefore, as of June 30, 2020, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. On May 2016, the Company was included in the process, after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazio case is concluded. As of June 30, 2020, the case was pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has, since 1995, constructed and operated the tailings dams with proper governmental authorization. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of June 30, 2020, the case was pending resolution without further developments. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. The amount of this contingency cannot be reasonably estimated by management at this time.

Mexican operations

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution that occurred at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of June 30, 2020.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Two of the collective action lawsuits have been dismissed by the court. As of June 30, 2020, four lawsuits were in process: three were filed by Acciones Colectivas de Sinaloa, A.C. and one, by Defensa Colectiva, A.C., requesting precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust.

Similarly, in 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Domínguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. During the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. In the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages. These lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria Peña Molina, et al; these actions were dismissed by the court, because they have expired. As of June 30, 2020, forty-five cases were pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. Regarding the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures, with no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, has informed the corresponding Judge about its compliance with the resolution, in which BVC was imposed additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, for which six months are granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions that are imposed. The foregoing does not impact BVC’s operations. Likewise, it is noted that the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of June 30, 2020, the remaining cases were still pending resolution.

It is currently not possible to determine the extent of the damages sought in these state and federal lawsuits but the Company believes that these lawsuits are without merit. Accordingly, the Company is vigorously defending against them. Nevertheless, the Company believes that none of the legal proceedings resulting from the spill, individually or in the aggregate, would have a material effect on its financial position or results of operations.

Corporate operations

Carla Lacey, on behalf of herself and all other similarly situated stockholders of Southern Copper Corporation, and derivatively on behalf of Southern Copper Corporation

In April 2019, a derivative lawsuit was filed against the Company, certain current and former Directors, and Grupo Mexico in the Delaware Court of Chancery relating to certain construction contracts, contracts for the purchase and sale of minerals, and transportation contracts entered into between the Company’s subsidiaries and subsidiaries of Grupo Mexico.

In October 2019, the plaintiff amended the complaint to include claims related to certain administrative services contracts between the Company’s subsidiaries and Grupo Mexico. The amended complaint alleges, among other things, that the construction contracts, the mineral contracts, the transportation contracts, and the administrative services contracts were unfair as a result of breaches of fiduciary duties and the Company’s charter. The amended complaint seeks, among other things, unspecified monetary damages. In January 2020, the Company, the current and former Directors, and Grupo Mexico responded to the complaint by filing motions to dismiss. The Plaintiff filed a brief in response to the motions on March 13, 2020. Because the Company has not reached a conclusion as to whether an unfavorable outcome is either probable or remote, the Company expresses no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Labor matters:

Peruvian operations: 65.1% of the Company’s 4,848 Peruvian employees were unionized as of June 30, 2020. Currently, there are six separate unions, one large union and five small unions. In June 2018, the Company signed a three-year collective bargaining agreement with one of the smaller unions. This agreement includes, among other things, annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/45,000 (approximately $13,600) which was recorded as a labor expense. In August 2018, the Company signed a three-year collective bargaining agreement with three additional unions. This agreement includes, among other things, annual salary increases of 5% for each year starting December 2018, and a signing bonus of S/45,000 (approximately $13,600) which was recorded as labor expense. In March 2019, the Company signed an agreement with one additional union. The agreement also included annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/45,000 (approximately $13,600) which was recorded as a labor expense in the first quarter of 2019.

In November 2019, the Company signed two collective bargaining agreements with the remaining union, one of which was for one year and the other, for three-years. The agreements also included annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/15,000 (approximately $4,500) for the one-year agreement and S/45,000 for the three-year agreement (approximately $13,600), which were recorded as labor expenses in the fourth quarter of 2019.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement in their labor environment, as workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

The workers of the San Martin mine began a strike in July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martín mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martín mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice and the case was still pending resolution as of June 30, 2020. The Company is working on a rehabilitation plan to restore operations at the San Martin mine with a budget of $97.7 million. As of June 30, 2020, the plan is in progress with a total expense of $81.1 million.

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of June 30, 2020, the case was pending resolution without further developments.

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

Other commitments:

Peruvian Operations

Tia Maria:

On August 1, 2014, the Company received final approval for Tia Maria´s Environmental Impact Assessment (“EIA”). On July 8, 2019, the Company received the construction permit for this 120,000 ton annual SX-EW copper greenfield project with a total capital budget of $1,400 million. This permit was obtained after completing an exhaustive review process, complying with all established regulatory requirements and addressing all observations raised.

On July 15, 2019, anti-mining groups staged a violent demonstration affecting economic as well as other activities in the Islay province. These actions were followed by the filing of three complaints, sponsored by groups opposing the Tia Maria project, with the Mining Council, which is the Peruvian administrative authority responsible for ruling on these complaints. The Mining Council temporarily suspended the construction permit on August 8, 2019. On October 7, 2019, as part of the process, the Mining Council conducted a hearing to hear the complaints and the Company´s position. On October 30, 2019, the Mining Council of the Peruvian Ministry of Energy and Mines ratified the construction permit for the Tia Maria project.

The Company´s commitment is to guarantee the population of Islay that the Tia Maria project will not adversely affect other local economic activities. The project will use only desalinated seawater for its operations and, to transport its supplies and copper production, the Company will build an 32 kilometer industrial railway and an access road at a safe distance from the Tambo Valley.

The Company´s social programs for education, healthcare and productive development will continue to improve the quality of life and the agricultural and livestock activities in the Tambo Valley, as well as develop fishing and tourism in Islay. In June 2019, the Company launched a no-cost technical training program “Forging the Future”, which focuses on making the hiring of local labor a priority and which will benefit 1,137 people in this province during the construction and operation phase. After training, the participants will be eligible to apply for one of the estimated 9,000 jobs (3,600 direct and 5,400 indirect) required during the Tia Maria construction phase.

When operating, the Company expects Tia Maria will generate a significant contribution through mining royalties and taxes from day one and will directly employ 600 workers, and indirectly another 4,200.

Tia Maria´s project budget is approximately $1.4 billion, of which $340.9 million has been invested through June 30, 2020. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and therefore, do not release any emissions into the atmosphere.

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

The Company paid $12.5 million at the signing of the contract. The balance of $387.5 million will be paid if the Company decides to develop the project, which is not a present obligation.

Corporate Social Responsibility:

The Company has a corporate social responsibility policy to maintain and promote the continuity of its mining operations and obtain the best results. The main objective of this policy is to integrate the Company´s operations with local communities in the areas of influence of its operations by creating permanent positive relationships to develop optimum social conditions and promote sustainable development in the area. Accordingly, the Company has made the following commitments:

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $125.7 million).

As the Toquepala expansion project has been completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $56.9 million in its condensed consolidated financial statements as of June 30, 2020.

In addition, the Company has committed S/69.7 million (approximately $19.7 million) for the construction of one infrastructure project in the Tacna region under the “social investment for taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss the social needs and the way the Company could contribute to sustainable development in the region. Currently, the roundtable is discussing the creation of a Moquegua Region Development Fund for which the Company has offered a contribution of S/1,000 million (approximately $282.4 million). While final funding is not yet settled, the Company has committed to contribute S/ 108.4 million (approximately $30.6 million) as an advance, which is being utilized to fund an educational project. In addition, there is a commitment to finance the construction of a residual water treatment plant in Ilo for S/78.0 million (approximately $22.0 million).

In addition, the Company has committed S/87.8 million (approximately $24.8 million) for the construction of two infrastructure projects in the Moquegua region under the “social investment for taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements:

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatts (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects for ten years starting on May 1, 2017 and ending after ten years of commercial operation of the Toquepala Expansion or on April 30, 2029; whichever occurs first.

Mexican operations

Power purchase agreements:

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 6 “Related party transactions”.

●	Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I. de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company´s Mexican operations. For further information, please see Note 6 “Related party transactions”.

●	Parque Eolico de Fenicias, S. de R.L. de C.V.: On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., and indirect subsidiary of Grupo Mexico, to supply

611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement will start in January 2021.

Corporate operations

Commitment for capital projects:

As of June 30, 2020, the Company has committed approximately $417.0 million to the development of its capital investment projects at its operations.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 5 “Income taxes”).

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the three-month period ended June 30, 2020 and 2019 is as follows (in millions):

	2020	2019
Southern Copper common shares
Balance as of January 1,	$2,767.9	$2,768.3
Used for corporate purposes	—	(0.4)
Balance as of June 30,	2,767.9	2,767.9

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	281.0	251.3
Other activity, including dividend, interest and foreign currency transaction effect	(7.4)	13.2
Balance as of June 30,	273.6	264.5
Treasury stock balance as of June 30,	$3,041.5	$3,032.4

Southern Copper Common Shares:

At June 30, 2020 and at December 31, 2019, there were in treasury 111,537,217 shares of SCC’s common stock.

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

The NYSE closing price of SCC common shares at June 30, 2020 was $39.77 and the maximum number of shares that the Company could purchase at that price is 2.1 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of June 30, 2020. There has no activity in the SCC share repurchase program since the third quarter of 2016.

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

Parent Company common shares:

At June 30, 2020 and at December 31, 2019 there were in treasury 91,987,011 and 93,082,532 of Grupo Mexico’s common shares, respectively.

Employee Stock Purchase Plan:

2015 Plan: In January 2015, the Company offered to eligible employees a new stock purchase plan through a trust that acquires series B shares of Grupo Mexico stock for sale to its employees, and employees of subsidiaries, and certain affiliated companies. The purchase price was set at 38.44 Mexican pesos (approximately $2.63) for the initial subscription, which expires in January 2023. Every two years employees will be able to acquire title to 50% of the shares paid in the previous two years. The employees will pay for shares purchased through monthly payroll deductions over the eight year period of the plan. At the end of the eight year period, the Company will grant the participant a bonus of 1 share for every 10 shares purchased by the employee. Any future subscription will be at the average market price at the date of acquisition or the grant date.

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

The stock based compensation expense for the first six months of 2020 and 2019 and the unrecognized compensation expense under this plan were as follows (in millions):

	2020	2019
Stock based compensation expense	$0.3	$0.3
Unrecognized compensation expense	$1.7	$2.3

The following table presents the activity of this plan for the six months ended June 30, 2020 and 2019:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2020	1,379,734	$2.63
Granted	—	—
Exercised	(54,221)	$2.63
Forfeited	—	—
Outstanding shares at June 30, 2020	1,325,513	$2.63
Outstanding shares at January 1, 2019	1,840,336	$2.63
Granted	—	—
Exercised	(425,076)	$2.63
Forfeited	—	—
Outstanding shares at June 30, 2019	1,415,260	$2.63

2018 Plan: In November 2018, the Company offered a new stock purchase plan (the “New Employee Stock Purchase Plan”) to eligible employees through a trust that acquires series B shares of Grupo Mexico stock for sale to its employees, and employees of subsidiaries, and certain affiliated companies. The purchase price was established at 37.89 Mexican pesos (approximately $1.86) for the initial subscription, which expires in October 2026. Every two years employees will be able to acquire title to 50% of the shares paid in the previous two years. The employees will pay for shares purchased through monthly payroll deductions over the eight-year period of the plan. At the end of the eight-year period, the Company will grant the participant a bonus of 1 share for every 10 shares purchased by the employee. Any future subscription will be at the average market price at the date of acquisition or the grant date.

If Grupo Mexico pays dividends on shares during the eight-year period, the participants will be entitled to receive the dividend in cash for all shares that have been fully purchased and paid as of the date that the dividend is paid. If the participant has only partially paid for shares, the entitled dividends will be used to reduce the remaining liability owed for purchased shares.

In the case of voluntary or involuntary resignation/termination of the employee, the Company will pay to the employee the fair market sales price on the date of resignation of the fully paid shares, net of costs and taxes. When the fair market sales value of the shares is higher than the purchase price, the Company will apply a deduction over the amount to be paid to the employee based on a decreasing schedule specified in the plan.

In case of retirement or death of the employee, the Company will render the buyer or his legal beneficiary, the fair market sales value as of the date of retirement or death of the shares effectively paid, net of costs and taxes.

The stock based compensation expense for the six months ended June 30, 2020 and 2019 and the unrecognized compensation expense under this plan were as follows (in millions):

	2020	2019
Stock based compensation expense	$0.3	$0.2
Unrecognized compensation expense	$4.2	$3.4

The following table presents the stock award activity of this plan for the six months ended June 30, 2020 and 2019:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2020	4,002,898	$1.86
Granted	—	—
Exercised	(37,940)	$1.86
Forfeited	—	—
Outstanding shares at June 30, 2020	3,964,958	$1.86
Outstanding shares at January 1, 2019	2,782,424	$1.86
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding shares at June 30, 2019	2,782,424	$1.86

Non-controlling interest:

The following table presents the non-controlling interest activity for the six months ended June 30, 2020 and 2019 (in millions):

	2020	2019
Balance as of January 1,	$47.9	$45.4
Net earnings	2.8	3.0
Dividend paid	(2.6)	(0.1)
Balance as of June 30,	$48.1	$48.3

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table, which provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019 (in millions):

	At June 30, 2020		At December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	6,192.1	7,798.3	6,190.6	7,675.3
Long-term debt level 2	350.5	381.8	750.2	776.1
Total long-term debt	$6,542.6	$8,180.1	$6,940.8	$8,451.4

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the cases of the Yankee bonds and the notes due 2022, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of June 30, 2020 and December 31, 2019 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$30.1	$30.1	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.3	—	0.3	—
Mortgage backed securities	0.3	—	0.3	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	309.0	309.0	—	—
Molybdenum	132.9	132.9	—	—
Total	$472.6	$472.0	$0.6	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$80.0	$80.0	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.4	—	0.4	—
Mortgage backed securities	0.3	—	0.3	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	326.5	326.5	—	—
Molybdenum	126.8	126.8	—	—
Total	$534.0	$533.3	$0.7	$—

The Company’s short-term trading securities investments are classified as Level 1 because they are valued using quoted prices of the same securities as they consist of bonds issued by public companies and are publicly traded. The Company’s short-term available-for-sale investments are classified as Level 2 because they are valued using quoted prices for similar investments.

The Company’s accounts receivables associated with provisionally priced copper sales are valued using quoted market prices based on the forward price on the LME or on the COMEX. Such value is classified within Level 1 of the fair value hierarchy. Molybdenum prices are established by reference to the publication Platt’s Metals Week and are considered Level 1 in the fair value hierarchy.

NOTE 13 — REVENUE:

The Company’s net sales were $3,505.1 million in the six months ended June 30, 2020, compared to $3,571.4 million in the same period of 2019. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended June 30, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$207.2	$70.5	$—	$(21.5)	$256.2
United States	298.7	4.0	19.5	—	322.2
Peru	—	2.6	40.1	—	42.7
Brazil	—	1.3	20.9	—	22.2
Chile	17.6	—	41.0	—	58.6
Other American countries	0.7	0.6	0.2	—	1.5
Europe:
Switzerland	236.2	15.9	147.8	—	399.9
Italy	—	1.0	52.1	—	53.1
Spain	18.2	—	—	—	18.2
Other European countries	56.1	3.6	66.9	—	126.6
Asia:
Singapore	116.2	1.9	111.1	—	229.2
Japan	2.3	—	138.1	—	140.4
Other Asian countries	63.5	0.2	50.9	—	114.6
Total	$1,016.7	$101.6	$688.6	$(21.5)	$1,785.4

	Six Months Ended June 30, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$570.9	$169.7	$—	$(48.3)	$692.3
United States	556.9	4.2	60.4	—	621.5
Peru	—	5.6	113.1	—	118.7
Brazil	—	4.8	75.4	—	80.2
Chile	19.5	—	89.2	—	108.7
Other American countries	9.0	1.4	0.4	—	10.8
Europe:
Switzerland	408.6	30.9	214.3	—	653.8
Italy	—	4.4	118.9	—	123.3
Spain	64.8	—	—	—	64.8
Other European countries	76.4	9.7	119.9	—	206.0
Asia:
Singapore	177.9	5.1	246.9	—	429.9
Japan	11.7	—	236.8	—	248.5
Other Asian countries	74.7	0.3	71.6	—	146.6
Total	$1,970.4	$236.1	$1,346.9	$(48.3)	$3,505.1

	Three Months Ended June 30, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$312.9	$92.7	$—	$(25.4)	$380.2
United States	257.9	1.6	21.6	—	281.1
Peru	—	—	93.0	—	93.0
Brazil	—	5.1	44.6	—	49.7
Chile	—	—	59.3	—	59.3
Other American countries	11.3	0.8	0.8	—	12.9
Europe:
Switzerland	183.0	5.1	73.0	—	261.1
Italy	7.8	2.8	63.7	—	74.3
Spain	46.8	—	—	—	46.8
Other European countries	22.4	9.0	67.1	—	98.5
Asia:
Singapore	72.1	4.7	195.3	—	272.1
Japan	6.3	—	126.4	—	132.7
Other Asian countries	34.1	0.5	21.7	—	56.3
Total	$954.6	$122.3	$766.5	$(25.4)	$1,818.0

	Six Months Ended June 30, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$664.2	$179.5	$—	$(45.3)	$798.4
United States	536.9	3.0	28.3	—	568.2
Peru	1.6	—	178.7	—	180.3
Brazil	—	12.3	92.9	—	105.2
Chile	1.1	—	79.2	—	80.3
Other American countries	24.1	1.2	2.7	—	28.0
Europe:
Switzerland	408.3	17.1	183.4	—	608.8
Italy	37.0	8.3	111.0	—	156.3
Spain	92.3	—	—	—	92.3
Other European countries	45.4	14.9	121.0	—	181.3
Asia:
Singapore	130.6	6.4	247.8	—	384.8
Japan	16.1	—	244.0	—	260.1
Other Asian countries	69.1	0.7	57.6	—	127.4
Total	$2,026.7	$243.4	$1,346.6	$(45.3)	$3,571.4

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$866.0	$11.7	$599.7	$(7.7)	$1,469.7
Molybdenum	58.1	—	48.9	—	107.0
Silver	59.0	27.2	22.5	(9.5)	99.2
Zinc	—	51.2	—	(2.8)	48.4
Other	33.6	11.5	17.5	(1.5)	61.1
Total	$1,016.7	$101.6	$688.6	$(21.5)	$1,785.4

	Six Months Ended June 30, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,665.7	$29.7	$1,160.7	$(20.6)	$2,835.5
Molybdenum	130.1	—	102.9	—	233.0
Silver	103.6	62.7	42.5	(21.4)	187.4
Zinc	—	116.5	—	(3.3)	113.2
Other	71.0	27.2	40.8	(3.0)	136.0
Total	$1,970.4	$236.1	$1,346.9	$(48.3)	$3,505.1

	Three Months Ended June 30, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$800.2	$12.0	$651.0	$(14.3)	$1,448.9
Molybdenum	93.5	—	61.0	—	154.5
Zinc	37.4	17.2	20.7	(6.5)	68.8
Silver	—	79.4	—	(3.8)	75.6
Other	23.5	13.7	33.8	(0.8)	70.2
Total	$954.6	$122.3	$766.5	$(25.4)	$1,818.0

	Six Months Ended June 30, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,695.3	$23.0	$1,173.4	$(27.2)	$2,864.5
Molybdenum	183.6	—	89.2	—	272.8
Zinc	87.8	34.5	35.6	(12.3)	145.6
Silver	—	156.5	—	(4.2)	152.3
Other	60.0	29.4	48.4	(1.6)	136.2
Total	$2,026.7	$243.4	$1,346.6	$(45.3)	$3,571.4

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of June 30, 2020:
Trade receivables	$470.7	$48.1	$335.2	$—	$854.0
Related parties, current	33.5	—	—	8.6	42.1
Related parties, non-current	58.5	—	—	—	58.5

As of December 31, 2019:
Trade receivables	$477.8	$38.0	$317.1	$—	$832.9
Related parties, current	22.1	—	—	7.9	30.0
Related parties, non-current	59.5	—	—	—	59.5

As of June 30, 2020, the Company has long-term contracts with promises to deliver the following products in 2020:

Copper concentrates (in tons)	870,000
Copper cathodes (in tons)	48,000
Molybdenum concentrates (in tons)	24,061
Sulfuric acid (in tons)	293,150

Provisionally priced sales: At June 30, 2020, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the June 30, 2020 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2020:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	113.2	2.73	July 2020 through November 2020
Molybdenum	18.0	7.38	July 2020 through September 2020

The provisional sales price adjustment included in accounts receivable and net sales at June 30, 2020 includes a positive adjustment of $15.4 million for copper and a negative adjustment of $28.8 million for molybdenum.

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or on operating results.

NOTE 14 — SEGMENT AND RELATED INFORMATION:

Company management views Southern Copper as having three reportable segments and manages it on the basis of these segments. The reportable segments identified by the Company are: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations segment identified as the IMMSA unit.

The three reportable segments identified are groups of mines, each of which constitute an operating segment, with similar economic characteristics, types of products, processes and support facilities, similar regulatory environments, similar employee bargaining contracts and similar currency risks. In addition, each mine within the individual group earns revenues from similar types of customers for their products and services and each group incurs expenses independently, including commercial transactions between groups.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended June 30, 2020
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,016.7	$80.1	$688.6	$—	$1,785.4
Intersegment sales	—	21.5	—	(21.5)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	526.4	81.9	395.9	(27.5)	976.7
Selling, general and administrative	19.2	1.8	8.3	2.1	31.4
Depreciation, amortization and depletion	93.6	10.3	80.3	9.6	193.8
Exploration	0.8	2.2	2.5	0.8	6.3
Operating income	$376.7	$5.4	$201.6	$(6.5)	577.2
Less:
Interest, net					(87.8)
Other income (expense)					(1.0)
Income taxes					(224.4)
Equity earnings of affiliate					(3.1)
Non-controlling interest					(1.4)
Net income attributable to SCC					$259.5
Capital investment	$65.5	$14.4	$30.8	$2.6	$113.3
Property and mine development, net	$4,400.1	$506.7	$3,775.9	$514.3	$9,197.0
Total assets	$7,150.2	$824.1	$4,749.4	$3,081.3	$15,805.0

	Six Months Ended June 30, 2020
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,970.4	$187.8	$1,346.9	$—	$3,505.1
Intersegment sales	—	48.3	—	(48.3)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	991.4	194.1	806.9	(60.0)	1,932.4
Selling, general and administrative	35.9	4.2	17.4	3.1	60.6
Depreciation, amortization and depletion	185.0	20.9	161.6	19.3	386.8
Exploration	1.5	5.1	4.1	4.2	14.9
Operating income	$756.6	$11.8	$356.9	$(14.9)	1,110.4
Less:
Interest, net					(176.6)
Other income (expense)					(8.4)
Income taxes					(446.2)
Equity earnings of affiliate					(2.1)
Non-controlling interest					(2.8)
Net income attributable to SCC					$474.3
Capital investment	$103.7	$39.7	$66.0	$4.9	$214.3
Property and mine development, net	$4,400.1	$506.7	$3,775.9	$514.3	$9,197.0
Total assets	$7,150.2	$824.1	$4,749.4	$3,081.3	$15,805.0

	Three Months Ended June 30, 2019
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$954.6	$96.9	$766.5	$—	$1,818.0
Intersegment sales	—	25.4	—	(25.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	385.2	104.5	407.5	(29.9)	867.3
Selling, general and administrative	15.7	2.2	9.2	3.8	30.9
Depreciation, amortization and depletion	87.9	13.3	84.5	13.1	198.8
Exploration	0.5	2.6	4.2	0.1	7.4
Operating income	$465.3	$(0.3)	$261.1	$(12.5)	713.6
Less:
Interest, net					(79.6)
Other income (expense)					23.0
Income taxes					(251.1)
Equity earnings of affiliate					(1.5)
Non-controlling interest					(2.0)
Net income attributable to SCC					$402.4
Capital investment	$62.6	$22.5	$94.3	$1.0	$180.4
Property and mine development, net	$4,710.9	$468.9	$3,870.3	$364.5	$9,414.6
Total assets	$8,014.9	$842.1	$4,953.3	$1,534.3	$15,344.6

	Six Months Ended June 30, 2019
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$2,026.7	$198.1	$1,346.6	$—	$3,571.4
Intersegment sales	—	45.3	—	(45.3)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	804.8	204.5	755.5	(53.4)	1,711.4
Selling, general and administrative	32.0	4.0	18.8	4.6	59.4
Depreciation, amortization and depletion	172.9	26.2	159.4	21.9	380.4
Exploration	0.9	4.6	7.1	0.3	12.9
Operating income	$1,016.1	$4.1	$405.8	$(18.7)	1,407.3
Less:
Interest, net					(153.7)
Other income (expense)					28.3
Income taxes					(489.0)
Equity earnings of affiliate					0.7
Non-controlling interest					(3.0)
Net income attributable to SCC					$790.6
Capital investment	$121.2	$47.5	$182.7	$2.1	$353.5
Property and mine development, net	$4,710.9	$468.9	$3,870.3	$364.5	$9,414.6
Total assets	$8,014.9	$842.1	$4,953.3	$1,534.3	$15,344.6

NOTE 15 — SUBSEQUENT EVENTS:

Dividends:

On July 23, 2020, the Board of Directors authorized a dividend of $0.40 per share payable on August 25, 2020 to shareholders of record at the close of business on August 12, 2020.

Directors’ Stock Award Plan:

On July 28, 2020, pursuant to the Directors’ Stock Award Plan, the Company granted 14,400 shares to the members of the Board of directors who are not compensated as employees of the Company. The fair value of the award is measured each year at the date of the grant.

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

We are one of the world’s largest copper mining companies in terms of production and sales and our principal operations are in Peru and Mexico. We also have exploration programs in Chile, Argentina and Ecuador. In addition to copper, we produce significant amounts of other metals, either as a by-product of the copper process or through a number of dedicated mining facilities in Mexico.

Outlook: Various key factors will affect our outcome. These include, but are not limited to, some of the following:

●	Changes in copper, molybdenum, silver and zinc prices: In the second quarter of 2020, the average LME and COMEX copper prices were $2.42 and $2.43 per pound, respectively, 12.6% lower than in the same period of 2019. During the second quarter of 2020 per pound LME spot copper prices ranged from $2.16 to $2.74. Average molybdenum prices in the second quarter of 2020 decreased 32.1% and zinc prices decreased by 28.8%, when compared to the average prices in the second quarter of 2019. Average silver prices increased 11.4% in the second quarter of 2020 when compared to the same period of 2019.

●	Sales structure: In the second quarter of 2020, approximately 82% of our revenue came from the sale of copper, 6% from molybdenum, 6% from silver, 3% from zinc and 3% from various other products, including gold, sulfuric acid and other materials.

●	Copper: In the second quarter of 2020, the LME copper price decreased from an average of $2.77 per pound in the second quarter of 2019 to $2.42 (-12.6%). As of today, we are seeing prices slightly higher than $2.90 per pound, which reflects the impact of the COVID-19 crisis on both the supply and demand for copper. At this point copper prices seem to be driven by two factors: expectations of lack of supply in major producing countries such as Chile and Peru due to the COVID-19 outbreak and an increase in China’s demand in a scenario of economic recovery. Since the pandemic is affecting both supply and demand, at this point it is difficult to assess the long-term effect of this crisis on the copper market balance and, consequently, on copper prices.

●	Molybdenum: Represented 6.0% of our sales in the second quarter of 2020. Molybdenum prices averaged $8.24 per pound in the second quarter of 2020, compared to $12.13 in the same period of 2019, a 32.1% decrease.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness and corrosion and heat resistance. New uses for this metal are in lubricants, sulfur filtering of heavy oils and shale gas production.

●	Zinc: Represented 2.7% of our sales in the second second quarter of 2020. Zinc has very good long term fundamentals due to high levels of industrial consumption and expected production.

●	Silver: Represented 5.6% of our sales in the second quarter of 2020 and it is currently our second by-product. We believe that the prices for silver will be supported by its level of industrial use and the fact that, like gold, it represents value shelter in times of economic turmoil.

●	Cost: Our operating costs and expenses for the first six months of 2020 and 2019 were as follows:

			Variance
	2020	2019	Value	%
Operating costs and expenses (in millions)	$2,394.7	$2,164.1	$230.6	10.7%

The increase was mainly due to higher cost of sales and higher depreciation, amortization and depletion in our Peruvian and Mexican open pit segments.

●	Production: In 2020, we expect to produce 997,100 tons of copper, in line with 2019 production and slightly lower than our initial production plan. Regarding our by-products, we expect to produce 28,500 tons of molybdenum, an increase of approximately 6.0% over our 2019 production level mainly due to the significant contribution of the molybdenum plant at the new Toquepala concentrator. We also expect to produce 22.7 million ounces of silver, an increase of 11.7% when compared to 2019, which is mainly attributable to a significant contribution from the San Martin and Santa Barbara operations at IMMSA. Additionally, in 2020, we expect to produce 78,600 tons of zinc from our mines, approximately 6.0% over our 2019 production level as a result of the recovery of production at the San Martin mine.

●	Capital Investments: In the first six months of 2020, we spent $214.3 million on capital investments, which reflected a decrease of 39.4% with regard to the figure registered for the same period in 2019, and represented 45.2% of net income.

●	COVID-19: In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on a rapid increase in global transmission rates. The full impact of the COVID-19 outbreak will continue and the magnitude of the impact on the Company’s financial condition, liquidity and future operating results is uncertain. Senior Management is actively monitoring the global situation´s effect on the Company´s financial condition, liquidity, operations, suppliers, industry and workforce and is focusing principally on the health, safety and well-being of our employees, their families and the communities where we have operations. As of June 30, 2020, there have not been major delays in the supply of the materials and services critical for operations, and sales. In addition, the supply of non-critical materials and services for the operations is gradually being restored. We expect it to be fully restored by the end of the third quarter of 2020. Additionally, shipments of products and collections experienced no known major delays in the second quarter of 2020.

As of June 30, 2020, we see a positive trend in copper price that closed at $2.74 per pound (LME) after the drop to $2.18 per pound that it experienced at the end of the prior quarter. Despite the current behavior of the copper market, there is still some uncertainty in the future of copper prices.

The Company maintains a solid financial position and performance level, which allows us to deal with the effects of the pandemic without material effect on our operations and financial results, as shown in the table below:

	Jun-20	Dec-19	Jun-19
($ in millions, except ratios)
Cash and cash equivalents	1,808.8	1,925.1	752.2
Accounts receivable	937.7	911.8	935.8
Total assets	15,805.0	16,407.4	15,344.6
Long term debt	6,542.6	6,541.0	5,562.1
Sales	3,505.1	7,285.6	3,571.4

RATIOS
Current assets to current liabilities	4.33	2.83	2.24
Accounts receivable turnover (1)	3.74	7.99	3.82
Total debt ratio (2)	0.41	0.42	0.39
Net income margin (3)	13.5%	20.4%	22.1%
(1)	Represents net sales divided by accounts receivable.
(2)	Represents total debt divided by total assets.
(3)	Represents net income divided by net sales, as a percentage.

Governmental authorities have declared that essential economic activities must continue during the COVID-19 sanitary emergency. These activities include industrial mining and/or any other activity necessary to secure the production and distribution of essential services such as electricity, medical and hospital infrastructure and manufacture of health related supplies and technological equipment, which necessarily implies critical components and goods only produced by industrial mining, which are essential in the global supply chains to manufacture products and services to fight the pandemic, such as steel, copper, gold, coal, silver, zinc and cement, among many others.

Given the nature of mining operations, which are highly automated, conducted in remote locations and with mandatory use of personal safety equipment at all the mines, it is easier to implement and comply with COVID-19 protective measures, such as physical isolation and control of access to facilities. Industrial mining uses advanced and reliable machinery and does not require high physical concentration of employees. In many cases, workers fulfill their duties maintaining distances of more than 100 meters from their closest coworkers.

At the present time, our operations are in compliance with all sanitary and government regulations and maintain proper environmental safeguards. Our COVID-19 emergency protocol has reinforced preventive measures such as disinfecting, clinical monitoring before work, cleaning and sanitizing of work areas and respect for social distancing. We have also restricted the access of contractors, suppliers and personnel to our facilities if visits are not indispensable and enforced multiple actions to limit workforce exposure to COVID-19 by imposing travel restrictions, prohibiting face-to-face meetings and urging frequent hand washing, as well as adhering to all other health, safety and social distancing measures required by governmental authorities.

Currently, our workforce at our operations are gradually returning back to the offices and we expect the same for our contractors and suppliers during the third quarter of 2020.

KEY MATTERS:

Below, we discuss several matters that we believe are important to understand the results of our operations and financial condition. These matters include, (i) our earnings, (ii) our production, (iii) our “operating cash costs” as a measure of our performance, (iv) metal prices, (v) business segments, (vi) the effect of inflation and other local currency issues, and (vii) our capital investment and exploration program.

Earnings: The table below highlights key financial and operational data of our Company for the three and six months ended June 30, 2020 and 2019 (in millions, except copper price, percentages and per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Copper price LME	2.42	2.77	(0.35)	(12.6)%	2.49	2.80	(0.31)	(11.1)%
Pounds of copper sold	595.9	536.8	59.1	11.0%	1,150.4	1,038.2	112.2	10.8%
Net sales	$1,785.4	$1,818.0	$(32.6)	(1.8)%	$3,505.1	$3,571.4	$(66.3)	(1.9)%
Operating income	$577.2	$713.6	$(136.4)	(19.1)%	$1,110.4	$1,407.3	$(296.9)	(21.1)%
Net income attributable to SCC	$259.5	$402.4	$(142.9)	(35.5)%	$474.3	$790.6	$(316.3)	(40.0)%
Earnings per share	$0.34	$0.52	$(0.18)	(34.6)%	$0.61	$1.02	$(0.41)	(40.2)%
Dividends per share	$0.20	$0.40	$(0.20)	(50.0)%	$0.60	$0.80	$(0.20)	(25.0)%

Net sales in the first six months of 2020 were 1.9% lower than in the same period of 2019 mainly as result of lower copper (-11.1% LME), molybdenum (-25.3%) and zinc (-25.0) prices. This effect was offset by higher sales volumes of copper (+10.8%), molybdenum (+26.8%) and silver (+17.8%).

Net income in the first six months of 2020 was 40.0% lower than in the same period of 2019. This decrease was mainly attributable to lower sales and to an increase in operating costs (+10.7%). Costs increased due to growth in sales volumes, leachable material costs and third party copper purchases. Higher costs were partially offset by lower fuel costs and the effect of exchange rates depreciation on local currency costs.

Production: The table below highlights our mine production data for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,				Six months ended June 30,
	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Copper (in million pounds)	558.1	565.2	(7.1)	(1.3)%	1,091.4	1,069.2	22.2	2.1%
Molybdenum (in million pounds)	17.2	14.8	2.4	16.3%	33.1	26.2	6.9	26.4%
Silver (in million ounces)	5.5	4.9	0.6	13.5%	10.8	9.2	1.6	17.3%
Zinc (in million pounds)	34.6	39.1	(4.5)	(11.5)%	77.1	80.0	(2.9)	(3.7)%

The table below highlights our copper production data for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper (in million pounds):	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Toquepala	149.3	151.0	(1.7)	(1.0)%	282.8	267.5	15.3	5.7%
Cuajone	94.8	86.3	8.5	9.9%	184.0	158.7	25.3	15.9%
La Caridad	74.7	73.8	0.9	1.1%	148.3	145.5	2.8	1.9%
Buenavista	233.3	250.3	(17.0)	(6.8)%	465.4	489.9	(24.5)	(5.0)%
IMMSA	6.0	3.8	2.2	57.0%	10.9	7.6	3.3	43.7%
Total mined copper	558.1	565.2	(7.1)	(1.3)%	1,091.4	1,069.2	22.2	2.1%

Second quarter: Mined copper production in the second quarter of 2020 decreased slightly by 1.4% to 558.1 million pounds compared to 565.2 million pounds in the second quarter of 2019. This drop was mainly attributable to:

●	Lower production at our Buenavista mine due to decrease in ore grades, partially offset by
●	Higher production at the Cuajone mine due to higher ore grades and recoveries.

Molybdenum production increased 16.3% in the second quarter of 2020 when compared with the second quarter of 2019 as result of higher production at our Peruvian mines, led by the new Toquepala molybdenum plant (+44.8%), which started production in April 2019, and by higher production at the Buenavista mine due to an increase in recoveries.

Silver mine production increased 13.5% in the second quarter of 2020 due to higher production at our IMMSA and La Caridad operations, led by IMMSA operations (+41.3%), principally at the San Martin mine.

Mined zinc production decreased 11.5% in the second quarter of 2020, compared with the same period of 2019 , mainly due to lower production at the Charcas mine (-26.3%) and to the shutdown at the Santa Eulalia mine operation in the first quarter of 2020 due to severe flooding; these negative variances in zinc production were partially offset by a production increase at the San Martin mine.

Six months: Mined copper production in the first six months of 2020 increased 2.1% the same period of 2019. This increase was due to:

●	Higher production at our Peruvian mines (+9.5%) due to an increase in recoveries at the Cuajone and Toquepala mines and higher ore grades at the Cuajone mine.
●	Higher production at La Caridad mine due to higher ore grades.
●	Higher production at our IMMSA operations, principally at the San Martín mine. These increases were partially offset by
●	Lower production at the Buenavista mine due to lower ore grades.

Molybdenum production increased 26.4% in the first six months of 2020 compared to the same period in 2019 due to higher production at all our mines, and at our Toquepala mine in particular.

Silver mine production increased 17.3% in the first six months of 2020 due to higher production at our open pit and underground mines.

Zinc production decreased 3.7% in the first six months of 2020 due to lower production at our Charcas mine and to the shut down at the Santa Eulalia mine due to severe flooding. We are currently evaluating different options to supply the concentrator at Santa Eulalia. This negative variance was partially offset by the higher production at the San Martín mine.

Operating Cash Costs: An overall benchmark that we use, which is an industry metric that is commonly used to measure performance, is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the condensed consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 57. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

In our calculation of operating cash cost per pound of copper produced, we exclude depreciation, amortization and depletion, which are considered non-cash expenses. Exploration is considered a discretionary expenditure and is also excluded. Provisions for workers’ participation are determined on the basis of pre-tax earnings and are also excluded. Additionally excluded from operating cash costs are items of a non-recurring nature and the mining royalty charge as it is based on various calculations of taxable income, depending on which jurisdiction, Peru or Mexico, is imposing the charge. We believe these adjustments will allow our management and stakeholders to see a presentation of our controllable cash cost, which we believe is one of the lowest among copper producing companies of similar size.

We define operating cash cost per pound of copper produced net of by-product revenues as operating cash cost per pound of copper produced, as defined in the previous paragraph, less by-product revenues and net revenue (loss) on sales of metal purchased from third parties.

In our calculation of operating cash cost per pound of copper produced, net of by-product revenues, we credit against our costs the revenues from the sale of all our by-products, including, molybdenum, zinc, silver, gold, etc., and the net revenue (loss) on sales of metals purchased from third parties. We disclose this measure including the by-product revenues in this way because we consider our principal business to be the production and sale of copper. As part of our copper production process, much of our by-products are recovered. These by-products, as well as the processing of copper purchased from third parties, are a supplemental part of our production process and their sales value contribute to cover part of our incurred fixed costs. We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.

We believe that both of these measures are useful tools for our management and our stakeholders. Our cash costs before by-product revenues allow us to monitor our cost structure and address operating management issues of concern. The measure operating cash cost per pound of copper produced net of by-product revenues is a common measure used in the copper industry and is a useful management tool that allows us to track our performance and better allocate our resources. This measure is also used in our investment project evaluation process to determine a project’s potential contribution to our operations, its competitiveness and its relative strength in different price scenarios. The expected contribution of by-products is generally a significant factor used by the copper industry in determining whether to move forward with the development of a new mining project. As the price of our by-product commodities can have significant fluctuations from period to period, the value of its contribution to our costs can be volatile.

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three and six months ended June 30, 2020 and 2019:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Total operating cash cost before by‑product revenues	$684.6	$796.7	$(112.1)	(14.1)%	$1,420.3	$1,546.1	$(125.8)	(8.1)%
Total by‑product revenues	$(321.5)	$(352.5)	$31.0	(8.8)%	$(661.7)	$(658.2)	$(3.5)	0.5%
Total operating cash cost net of by‑product revenues	$363.1	$444.2	$(81.1)	(18.3)%	$758.6	$887.9	$(129.3)	(14.6)%
Total pounds of copper produced(2)	541.7	551.2	(9.5)	(1.7)%	1,059.6	1,042.3	17.3	1.7%
Operating cash cost per pound before by‑product revenues	$1.26	$1.45	$(0.18)	(12.6)%	$1.34	$1.48	$(0.14)	(9.6)%
By‑products per pound revenues	$(0.59)	$(0.64)	$0.05	(7.2)%	$(0.62)	$(0.63)	$0.01	(1.3)%
Operating cash cost per pound net of by‑product revenues	$0.67	$0.81	$(0.13)	(16.7)%	$0.72	$0.85	$(0.14)	(15.9)%
(1)	These are non-GAAP measures. Please see page 57 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

As set forth on the above table, our per pound cash cost before by-product revenues and net of it in the second quarter of 2020, was 12.6% and 16.7% lower when compared with the second quarter of 2019, respectively. This result was primarily attributable to a decrease in the production cost.

For the six months ended June 30, 2020, the operating cash cost per pound of copper, including by-product revenue credits, was $0.72. This represented an improvement of 15.9% compared to the $0.85 reported in the same period of 2019. This result was mainly due to a decrease in the production cost and to the unit cost effect of higher production.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining six months of 2020, assuming that expected metal production and sales are achieved, that tax rates are unchanged and giving no effect to potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$137.8	$37.9	$13.9	$11.9

Business Segments: We view our Company as having three reportable segments and manage it on the basis of these segments. These segments are (1) our Peruvian operations, (2) our Mexican open-pit operations and (3) our Mexican underground operations, known as our IMMSA unit. Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities that service both mines. The Peruvian operations produce copper, with significant by-product production of molybdenum, silver and other material. Our Mexican open-pit operations include La Caridad and Buenavista mine complexes, the smelting and refining plants and support facilities, which service both mines. The Mexican open pit operations produce copper, with significant by-product production of molybdenum, silver and other material. Our IMMSA unit includes five underground mines that produce zinc, lead, copper, silver and gold, a coal mine that produces coal and coke, and several industrial processing facilities for zinc, copper and silver.

Segment information is included in our review of “Results of Operations” in this item and also in Note 14 “Segment and Related Information” of our condensed consolidated financial statements.

Inflation and Exchange Rate Effect of the Peruvian Sol and the Mexican Peso: Our functional currency is the U.S. dollar and our revenues are primarily denominated in U.S. dollars. Significant portions of our operating costs are denominated in Peruvian sol and Mexican pesos. Accordingly, when inflation and currency devaluation/appreciation of the Peruvian currency and Mexican currency occur, our operating results can be affected. In recent years, we believe such changes have not had a material effect on our results and financial position. Please see Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more detailed information.

Capital Investment Programs: We made capital investments of $214.3 million in the six months ended June 30, 2020, compared to $353.5 million in the same period of 2019. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

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

Projects in Mexico:

Buenavista Zinc - Sonora: This project is located within the Buenavista facility and includes the development of a new concentrator to produce approximately 80,000 tons of zinc and 20,000 tons of copper per year. We have completed the basic engineering study and the detailed engineering analysis is underway. Site preparation has begun and stronger preventive measures to combat COVID-19 have been put in place. Purchase orders have been placed for major equipment and some is already being manufactured. The project has all the necessary permits. The project´s budget is

$413 million, and we expect to initiate operations in the third quarter of 2022. When completed, this new facility will double the Company’s zinc production capacity and will provide 490 direct jobs and 1,470 indirect jobs.

Pilares - Sonora: This project, located six kilometers from La Caridad, will be developed as an open-pit mine operation with an annual production capacity of 35,000 tons of copper concentrate. The ore will be transported from the pit to the primary crushers of the La Caridad copper concentrator through a new 25-meter wide off-road facility for mining trucks, which is under construction, and will significantly improve the over-all mineral ore grade (combining the 0.78% expected from Pilares with 0.34% from La Caridad). The budget for Pilares is $159 million and we expect the project to begin production in the first half of 2022.

El Pilar - Sonora: This is a low capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 325 million tons of ore with an average copper grade of 0.287%. El Pilar will operate as a conventional open-pit mine and copper cathodes will be produced using the highly cost efficient and environmentally friendly SX-EW technology. We estimate a development investment of approximately $310 million. Construction at the pilot plant and experimental pads have ended and tests are being performed. The first results from experimental pads on leaching process have confirmed adequate levels of copper recovery. We expect this project to start production in 2023.

The San Martin mine recovery program. After eleven years of illegal stoppage, we resumed control of the San Martin mine in August 2018. The San Martin facilities deteriorated during this period but we made a major renovation and restarted operations during the second quarter of 2019. Currently, the mine has 200,000 tons of ore and the concentrator has initiated production. During the first six months of 2020, we have produced 7,805 tons of zinc, 1.5 million ounces of silver and 1,835 tons of copper. The budget for the restoration program is $97.7 million. As of June 30, 2020 the program reported a total expense of $81.1 million.

Projects in Peru:

Our main capital projects in Peru are the following:

Tailings disposal at Quebrada Honda - Moquegua: This project increases the height of the existing Quebrada Honda dam to impound future tailings from the Toquepala and Cuajone mills and will extend the expected life of this tailings facility by 25 years. We have finished the second stage with the installation of a new cyclone battery station, which allows us to place more slurry at the dams. We are currently in the administrative close-out process for this project.

Quebrada Honda dam expansion – Moquegua: This project aims to enlarge the main and lateral dams in Quebrada Honda and includes the relocation of some facilities due to dam growth, and implementation of other facilities for water recovery, among other factors. As of June 30, 2020, the engineering study is complete and we have initiated the procurement process for the necessary materials and equipment. This project has a total budget of $77.0 million, of which we have invested $6.8 million as of June 30, 2020.

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

Tia Maria - Arequipa: On July 8, 2019, we were granted the construction permit for this 120,000 ton annual SX-EW copper greenfield project with a total capital budget of $1,400 million. The Government awarded the permit after completing an exhaustive review process, complying with all established regulatory requirements and addressing all observations raised.

The challenges surrounding the construction permit were overcome when on October 30, 2019, the Mining Council of the Peruvian Ministry of Energy and Mines ratified the construction permit for the Tia Maria project.

Our commintment is to guarantee the population of Islay that the Tia Maria project will not adversely affect other local economic activities because we will use desalinated seawater for our operations and, to transport our supplies and copper production, we will build an 32 kilometer industrial railway and an access road at a safe distance from the Tambo Valley.

Our social programs in education, healthcare and productive development will continue to improve the quality of life, and the agricultural and livestock activities in the Tambo Valley, as well as fishing and tourism in Islay. In June 2019, the Company launched a no-cost technical training program “Forging the Future”, which focuses on making the hiring of local labor a priority and which will benefit 1,137 people in this province during the construction and operation phase. After training, the participants will be eligible to apply for one of the estimated 9,000 jobs (3,600 direct and 5,400 indirect) required during the Tia Maria construction phase. We strongly believe that the initiation of construction activities for Tia Maria will generate significant economic opportunities for the Islay province and the Arequipa region.

When operating, we expect Tia Maria will generate a significant contribution through mining royalties and taxes from day-one and will directly employ 600 workers and indirectly, 4,200.

This greenfield project, located in Arequipa, Peru, will use state of the art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry due to their technical process with no emissions released into the atmosphere.

Los Chancas - Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton, as well as 181 million tons of mineralized leachable material with a total copper content of 0.357%. Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to produce 130,000 tons of copper and 7,500 tons of molybdenum anually. The estimated capital investment is $2,800 million and the project is expected to be in operation in 2026. In 2019, we continued to engage in social and environmental improvements for the local communities. Currently, we continue with these activities and plan to conclude the environmental impact assessment of the project.

Michiquillay Project - Cajamarca: On June 12, 2018, Southern Copper signed a contract and made an initial payment of $12.5 million for the acquisition of the Michiquillay project in Cajamarca, Peru. The Company has created a multidisciplinary management team to plan the development of this project. As part of this plan, the Company has established contact with the local and regional authorities and communities in order to promote programs for the sustainable development of the area. In 2020, we continue to develop social and environmental programs for the local communities and have begun a semi-detailed environmental impact assessment. This will allow us to begin a 40,000 meter diamond drilling program in 2021 to verify and update the project´s estimated mineralized materials.

Michiquillay is a world class mining project with estimated mineralized material of 1,150 million tons with an estimated copper grade of 0.63%. When developed, we expect Michiquillay to produce 225,000 tons of copper per year (along with by-products of molybdenum, gold and silver) for an initial mine life of more than 25 years, at a competitive cash-cost. We estimate an investment of approximately $2.5 billion will be required and expect production start-up by 2026 and that Michiquillay will become one of Peru´s largest copper mines. The project will create significant business opportunities in the Cajamarca region, generate new jobs for the local communities and contribute with taxes and royalties to the local, regional and national governments.

The above information is based on estimates only. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We make our best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves, revenue recognition, ore stockpiles on leach pads and related amortization, estimated impairment of assets, asset retirement obligations, determination of discount rates related to the financial lease liabilities, classification of operating leases versus financial leases, valuation allowances for deferred tax assets, unrecognized tax benefits and fair value of financial instruments. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Statement of Earnings Data	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Net sales	$1,785.4	$1,818.0	$(32.6)	$(1.8)%	$3,505.1	$3,571.4	$(66.3)	$(1.9)%
Operating costs and expenses	(1,208.2)	(1,104.4)	(103.8)	9.4%	(2,394.7)	(2,164.1)	(230.6)	10.7%
Operating income	577.2	713.6	(136.4)	(19.1)%	1,110.4	1,407.3	(296.9)	(21.1)%
Non‑operating income (expense)	(88.8)	(56.6)	(32.2)	56.9%	(185.0)	(125.4)	(59.6)	47.5%
Income before income taxes	488.4	657.0	(168.6)	(25.7)%	925.4	1,281.9	(356.5)	(27.8)%
Income taxes	(224.4)	(251.1)	26.7	(10.6)%	(446.2)	(489.0)	42.8	(8.8)%
Equity earnings of affiliate	(3.1)	(1.5)	(1.6)	106.7%	(2.1)	0.7	(2.8)	(400.0)%
Net income attributable to non‑controlling interest	(1.4)	(2.0)	0.6	(30.0)%	(2.8)	(3.0)	0.2	(6.7)%
Net income attributable to SCC	$259.5	$402.4	$(142.9)	$(35.5)%	$474.3	$790.6	$(316.3)	$(40.0)%

NET SALES

Net sales in the second quarter of 2020 were 1.8% lower than in the same period of 2019 due to a decrease in copper (-12.6% LME) and molybdenum (-32.1%) prices. This effect was largely offset by higher sales volumes of copper (+11.0%), molybdenum (+15.4%) and silver (+28.1%).

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Copper price ($per pound—LME)	$2.42	$2.77	(12.6)%	$2.49	$2.80	(11.1)%
Copper price ($per pound—COMEX)	$2.43	$2.78	(12.6)%	$2.50	$2.80	(10.7)%
Molybdenum price ($per pound)(1)	$8.24	$12.13	(32.1)%	$8.90	$11.91	(25.3)%
Zinc price ($per pound—LME)	$0.89	$1.25	(28.8)%	$0.93	$1.24	(25.0)%
Silver price ($per ounce—COMEX)	$16.54	$14.85	11.4%	$16.71	$15.18	10.1%
(1)	Platt’s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales as a percentage of total net sales	2020	2019	2020	2019
Copper	82.3%	79.7%	80.9%	80.2%
Molybdenum	6.0%	8.5%	6.6%	7.6%
Silver	5.6%	3.8%	5.4%	4.1%
Zinc	2.7%	4.2%	3.2%	4.3%
Other by‑products	3.4%	3.8%	3.9%	3.8%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales (million pounds)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Refined (including SX‑EW)	294.2	280.6	13.6	4.8%	569.9	501.2	68.7	13.7%
Rod	73.7	81.2	(7.5)	(9.2)%	175.4	177.6	(2.2)	(1.2)%
Concentrates and other	228.0	175.0	53.0	30.3%	405.2	359.4	45.8	12.7%
Total	595.9	536.8	59.1	11.0%	1,150.5	1,038.2	112.3	10.8%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
Copper Sales by product type	2020	2019	2020	2019
Refined (including SX‑EW)	49.4%	52.3%	49.5%	48.3%
Rod	12.4%	15.1%	15.3%	17.1%
Concentrates and other	38.2%	32.6%	35.2%	34.6%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Power	17.8%	14.3%	16.8%	15.2%
Labor	14.0%	12.9%	13.8%	13.7%
Fuel	9.5%	13.4%	11.2%	13.8%
Maintenance	21.5%	21.2%	21.9%	20.5%
Operating material	17.4%	17.8%	17.5%	18.0%
Other	19.8%	20.4%	18.8%	18.8%
Total	100.0%	100.0%	100.0%	100.0%

Second quarter: Operating costs and expenses were $1,208.2 million in the second quarter of 2020 compared to $1,104.4 million in the second quarter of 2019. The increase of $103.8 million was primarily due to:

Operating cost and expenses for the second quarter of 2019		$1,104.4
Plus:
•	Higher volume and cost of metals purchased from third parties.	83.4
•	Higher other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower capitalized leachable material, COVID-19 related costs and higher inventory consumption, partially offset by lower fuel costs and lower workers' participation expense.	26.0
•	Higher selling, general and administrative expenses.	0.5
Less:
•	Lower depreciation, amortization and depletion expense.	(5.0)
•	Lower exploration expense.	(1.1)
Operating cost and expenses for the second quarter of 2020		$1,208.2

Six months: Operating costs and expenses were $2,394.7 million in the first six months of 2020 compared to $2,164.1 million in the same period of 2019. The increase of $230.6 million was primarily due to:

Operating cost and expenses for the first six months of 2019		$2,164.1
Plus:
•	Higher volume and cost of metals purchased from third parties.	160.7
•	Higher other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower capitalized leachable material and higher inventory consumption, partially offset by lower fuel costs and foreign currency effect.	49.8
•	COVID-19 related costs.	10.5
•	Higher depreciation, amortization and depletion expense.	6.4
•	Higher exploration expense.	2.0
•	Higher selling, general and administrative expenses.	1.2
Operating cost and expenses for the first six months of 2020		$2,394.7

NON-OPERATING INCOME (EXPENSES)

Non-operating income and expense were a net expense of $88.8 million and $185.0 million in the three and six months ended June 30, 2020 compared to a net expense of $56.6 million and $125.4 million in the three and six months ended June 30, 2019.

Second quarter: The higher expense of $32.2 million was primarily due to:

●	$24.0 million drop in miscellaneous income, net, which in 2019 includes a $25.0 million insurance payment due to rain damages incurred at our Peruvian operations.
●	$7.9 million increase in the interest expense,
●	$0.2 million drop in capitalized interest, and
●	$0.1 million decrease in interest income.

Six months: The higher expense of $59.6 million was primarily due to:

●	$36.7 million increase in the miscellaneous expense, net, which in 2019 includes a $25.0 million insurance payment due to rain damages incurred at our Peruvian operations.
●	$19.7 million increase in the interest expense due to the Minera Mexico debt issuance in September 2019;
●	$7.2 million decrease in capitalized interest; partially offset by
●	$4.1 million increase in interest income.

INCOME TAXES

	Six Months Ended
	June 30,
	2020	2019
Provision for income taxes ($in millions)	$446.2	$489.0
Effective income tax rate	48.2%	38.1%

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

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales (million pounds)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Peruvian operations	244.1	246.3	(2.2)	(0.9)%	472.2	436.5	35.7	8.2%
Mexican open‑pit	350.7	290.4	60.3	20.8%	672.5	601.4	71.1	11.8%
Mexican IMMSA unit	6.4	4.9	1.5	30.6%	15.1	9.5	5.6	58.9%
Other and intersegment elimination	(5.3)	(4.8)	(0.5)	10.4%	(9.4)	(9.2)	(0.2)	2.2%
Total copper sales	595.9	536.8	59.1	11.0%	1,150.4	1,038.2	112.2	10.8%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
By‑product Sales (million pounds, except silver—million ounces)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	8.1	5.9	2.2	37.3%	15.0	8.6	6.4	74.4%
Silver	1.5	1.5	—	—%	2.8	2.5	0.3	12.0%
Mexican open‑pit operations:
Molybdenum contained in concentrate	9.1	9.0	0.1	1.1%	18.2	17.6	0.6	3.4%
Silver	3.5	2.5	1.0	40.0%	6.3	5.8	0.5	8.6%
IMMSA unit
Zinc‑refined and in concentrate	52.3	58.2	(5.9)	(10.1)%	116.0	117.6	(1.6)	(1.4)%
Silver	1.7	1.2	0.5	41.7%	3.8	2.3	1.5	65.2%
Other and intersegment elimination
Silver	(0.6)	(0.5)	(0.1)	20.0%	(1.3)	(0.8)	(0.5)	62.5%
Total by‑product sales
Molybdenum contained in concentrate	17.2	14.9	2.3	15.4%	33.2	26.2	7.0	26.7%
Zinc‑refined and in concentrate	52.3	58.2	(5.9)	(10.1)%	116.0	117.6	(1.6)	(1.4)%
Silver	6.1	4.7	1.4	29.8%	11.6	9.8	1.8	18.4%

Peruvian Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Net sales	$688.6	$766.5	$(77.9)	(10.2)%	$1,346.9	$1,346.6	$0.3	0.0%
Operating costs and expenses	(487.0)	(505.4)	18.4	(3.6)%	(990.0)	(940.8)	(49.2)	5.2%
Operating income	$201.6	$261.1	$(59.5)	(22.8)%	$356.9	$405.8	$(48.9)	(12.1)%

Net sales in the second quarter of 2020 were $688.6 million compared to $766.5 million in the second quarter of 2019. The decrease in net sales was mainly the result of lower copper (-12.6% LME) and molybdenum (-32.6%) prices, partially offset by a higher molybdenum sales volume (+37.3%) and higher silver (+11.4%) prices.

Operating costs and expenses in the second quarter of 2020 decreased by $18.4 million to $487.0 million from $505.4 million in the second quarter of 2019, primarily due to:

Operating costs and expenses for the second quarter of 2019		$505.4
Less:
•	Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower fuel costs, operating contractors costs and workers' participation expense, partially offset by lower capitalized leachable material, higher inventory consumption and COVID-19 related costs.	(11.6)
•	Lower depreciation, amortization and depletion expense.	(4.2)
•	Lower exploration expenses.	(1.7)
•	Lower selling, general and administrative expenses.	(0.9)
Operating costs and expenses for the second quarter of 2020		$487.0

Net sales in the first six months of 2020 were $1,346.9 million compared to $1,346.6 million in the first six months of 2019. The slight increase in net sales was mainly the result of higher production from the new concentrator at the

Toquepala mine, which increased copper (+8.2%), molybdenum (+74.4%) and silver (+12.0%) sales volumes. This effect was offset by lower copper (-11.1 % LME) and molybdenum (-25.3%) prices.

Operating costs and expenses in the first six months of 2020 increased by $49.2 million to $990.0 million from $940.8 million in the same period of 2019, primarily due to:

Operating costs and expenses for the first six months of 2019		$940.8
Plus:
•	Higher cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower capitalized leachable material, higher cost of metals purchased from third parties and higher inventory consumption, partially offset by lower fuel costs, operating contractors costs and foreign currency effect.	42.5
•	COVID-19 related costs.	8.9
•	Higher depreciation, amortization and depletion expense.	2.2
Less:
•	Lower exploration expenses.	(3.0)
•	Lower selling, general and administrative expenses.	(1.4)
Operating costs and expenses for the first six months of 2020		$990.0

Mexican Open-pit Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Net sales	$1,016.7	$954.6	$62.1	6.5%	$1,970.4	$2,026.7	$(56.3)	(2.8)%
Operating costs and expenses	(640.0)	(489.3)	(150.7)	30.8%	(1,213.8)	(1,010.6)	(203.2)	20.1%
Operating income	$376.7	$465.3	$(88.6)	(19.0)%	$756.6	$1,016.1	$(259.5)	(25.5)%

Net sales in the second quarter of 2020 were $1,016.7 million, compared to $954.6 million in the second quarter of 2019. The increase of $62.1 million was principally due to higher copper (+20.8%) and silver (+40.0%) sales volumes. This effect was slightly offset by lower copper (-12.6% LME) and molybdenum (-32.6%) prices.

Operating costs and expenses in the first quarter of 2020 increased by $150.7 million to $640.0 million from $489.3 million in the same 2019 period, primarily due to:

Operating costs and expenses for the second quarter of 2019		$489.3
Plus:
•	Higher cost and volume of metals purchased from third parties.	102.5
•	Higher other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, COVID-19 related costs and lower capitalized leachable material, partially offset by lower fuel costs, foreign currency effect and lower labor costs.	38.7
•	Higher depreciation, amortization and depletion expense.	5.7
•	Higher selling, general and administrative expenses.	3.5
•	Higher exploration expenses.	0.3
Operating costs and expenses for the second quarter of 2020		$640.0

Net sales in the first six months of 2020 were $1,970.4 million, compared to $2,026.7 million in the first six months of 2019. The decrease of $56.3 million was principally due to lower copper (-11.1 % LME) and molybdenum (-25.3%) prices. This effect was partially offset by higher sales volume of copper (+11.8%), silver (+8.6%) and molybdenum (+3.4%).

Operating costs and expenses in the first six months of 2019 increased by $203.2 million to $1,213.8 million from $1,010.6 million in the same 2019 period, primarily due to:

Operating costs and expenses for the first six months of 2019		$1,010.6
Plus:
•	Higher cost and volume of metals purchased from third parties.	160.1
•	Higher other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower capitalized leachable material and higher sales expenses, partially offset by lower fuel costs, foreign currency effect and lower workers' participation expense.	25.4
•	COVID-19 related costs.	1.1
•	Higher depreciation, amortization and depletion expense.	12.1
•	Higher selling, general and administrative expenses.	3.9
•	Higher exploration expenses.	0.6
Operating costs and expenses for the first six months of 2020		$1,213.8

Mexican Underground Operations (IMMSA):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Net sales	$101.6	$122.3	$(20.7)	(16.9)%	$236.1	$243.4	$(7.3)	(3.0)%
Operating costs and expenses	(96.2)	(122.6)	26.4	(21.5)%	(224.3)	(239.3)	15.0	(6.3)%
Operating income	$5.4	$(0.3)	$5.7	(1,900.0)%	$11.8	$4.1	$7.7	187.8%

Net sales in the second quarter of 2020 were $101.6 million, compared to $122.3 million in the second quarter of 2019. This decrease of $20.7 million was primarily due to lower zinc (-28.8%) and copper (-12.6% LME) prices, as well as a lower zinc sales volume (-10.1%). This effect was partially offset by higher copper (+30.6%) and silver (+41.7%) sales volumes, as a result of higher production at the San Martin mine.

Operating costs and expenses in the first quarter of 2020 decreased by $26.4 million to $96.2 million from $122.6 million in the first quarter of 2019, primarily due to:

Operating costs and expenses for the second quarter of 2019		$122.6
Less:
•	Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower power, labor, fuel and repairing materials costs, partially offset by higher inventory consumption, COVID-19 related costs and higher sales expenses.	(22.6)
•	Lower depreciation, amortization and depletion expense.	(3.0)
•	Lower selling, general and administrative expenses.	(0.4)
•	Lower exploration expenses.	(0.4)
Operating costs and expenses for the second quarter of 2020		$96.2

Net sales in the first six months of 2020 were $236.1 million, compared to $243.4 million in the first six months of 2019. This decrease of $7.3 million was primarily due to lower lower zinc (-25.0%) and copper (-11.1% LME) prices. This effect was partially offset by higher copper (+58.9%) and silver (+65.2%) sales volumes, as a result of higher production at the San Martin mine.

Operating costs and expenses in the first six months of 2020 decreased by $15.0 million to $224.3 million from $239.3 million in the first six months of 2019, primarily due to:

Operating costs and expenses for the first six months of 2019		$239.3
Less:
•	Lower cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower cost of metals purchased from third parties and lower power costs; partially offset by higher inventory consumption and COVID-19 related costs ($0.6).	(10.4)
•	Lower depreciation, amortization and depletion expense.	(5.3)
Plus:

•	Higher exploration expenses.	0.5
•	Higher selling, general and administrative expenses.	0.2
Operating costs and expenses for the first six months of 2020		$224.3

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the first six months of 2020 and 2019 (in millions):

	2020	2019	Variance
Net cash provided by operating activities	$894.5	$785.3	$109.2
Net cash used in investing activities	$(163.9)	$(258.4)	$94.5
Net cash provided by (used in) financing activities	$(866.2)	$(618.2)	$(248.0)

Net cash provided by operating activities:

The change in net cash from operating activities for the first six months of 2020 and 2019 include (in millions):

	2020	2019	Variance	% Change
Net income	$477.1	$793.6	$(316.5)	(39.9)%
Depreciation, amortization and depletion	386.8	380.4	6.4	1.7%
Provision (benefit) for deferred income taxes	(11.3)	50.2	(61.5)	(122.5)%
Loss (gain) on foreign currency transaction effect	(28.9)	9.4	(38.3)	(407.4)%
Other adjustments to net income	10.2	8.0	2.2	27.5%
Operating assets and liabilities	60.6	(456.3)	516.9	(113.3)%
Net cash provided by operating activities	$894.5	$785.3	$109.2	13.9%

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts, foreign currency fluctuations and changes in operating assets and liabilities.

Six months ended June 30, 2020: Net income was $477.1 million, approximately 53.3% of the net operating cash flow. The change in deferred income taxes in 2020 is mainly due to a Peruvian jurisdiction benefit. In addition, there was a gain on foreign currency transaction as a result of the depreciation of the Peruvian sol and Mexican peso with respect to the U.S. dollar. Operating cash flow increased by $60.6 million due to variances in operating assets and liabilities as follows:

●	$(21.0) million increase in trade accounts receivable mainly as a result of the increase in copper prices during the second quarter of 2020.
●	$156.4 million of net decrease in inventory, which included $114.2 million of lower leaching inventory mainly at our Peruvian operations, as well as $22.2 million of lower work in process.
●	$(169.0) million decrease in accounts payable and accrued liabilities, which included principally income taxes and workers’ participation payments at our operations.

●	$94.2 million decrease in other operating assets and liabilities, which included principally $88.4 million of lower prepaid taxes.

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

Net cash used for investing activities:

Six months ended June 30, 2020: Net cash used for investing activities included $214.3 million for capital investments. The capital investments included:

●	$148.3 million of investments at our Mexican operations:

●	$77.4 million for various replacement and maintenance expenditures, mainly at our Buenavista and La Caridad mines.
●	$12.6 million for the Buenavista-Zinc project,
●	$8.8 million for the new tailing disposal deposit at the Buenavista mine,
●	$3.5 million for the Pilares project,
●	$8.3 million for the over elevation of tailings deposit N° 7 at the La Caridad Mine,
●	$41.3 million at our IMMSA unit, and
●	$(3.6) million increase in capital expenditures incurred but not yet paid.

●	$66.0 million of investments at our Peruvian operations:

●	$10.4 million for the fresh water pipeline replacement at Suches,
●	$7.8 million for the building of the containment dike N°4 at Quebrada Santallana,
●	$6.1 million for the Toquepala concentrator expansion project,
●	$5.2 million for the reservoir expansion at Quebrada Honda,
●	$3.2 million for the pumping system neutralization plant at Toquepala,
●	$2.5 million for the new substation at Quebrada Honda,
●	$31.8 million for various other replacement and maintenance expenditures, and
●	$(1.0) million increase in capital expenditures incurred but not yet paid.

The first six months of 2020 investment activities include $50.0 million of net proceeds from short-term investments.

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

Net cash used in financing activities in the six months ended June 30, 2020 was $866.2 million, and included a dividend distribution of $463.8 million, as well as a debt repayment of $400 million. Net cash used in financing activities was $618.2 million in the six months ended June 30, 2019, and included a dividend distribution of $618.5 million.

Dividends:

On May 26, 2020, we paid a dividend of $0.20 per share totaling $154.6 million. On July 23, 2020, our Board of Directors authorized a quarterly dividend of $0.40 per share, for an expected total of approximately $309.2 million, to be paid on August 25, 2020 to SCC shareholders of record at the close of business on August 12, 2020.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the first six months of 2020. Please see item 7 in Part II of our 2019 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 42) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$976.7	$1.80	$867.3	$1.58	$1,932.4	$1.82	$1,711.4	$1.64
Add:
Selling, general and administrative	31.4	0.06	30.9	0.06	60.6	0.06	59.4	0.06
Sales premiums, net of treatment and refining charges	10.2	0.02	10.1	0.02	9.5	0.01	21.7	0.02
Less:
Workers’ participation	(41.1)	(0.08)	(58.3)	(0.11)	(94.7)	(0.09)	(107.0)	(0.10)
Cost of metals purchased from third parties	(144.2)	(0.27)	(60.9)	(0.11)	(273.5)	(0.26)	(112.9)	(0.11)
Royalty charge and other, net	(44.6)	(0.08)	(43.2)	(0.08)	(53.1)	(0.05)	(73.1)	(0.08)
Inventory change	(103.8)	(0.19)	50.8	0.09	(160.9)	(0.15)	46.6	0.05
Operating Cash Cost before by‑product revenues	$684.6	$1.26	$796.7	$1.45	$1,420.3	$1.34	$1,546.1	$1.48
Add:
By‑product revenues(1)	(300.7)	(0.56)	(344.6)	(0.63)	(622.1)	(0.59)	(636.6)	(0.61)
Net revenue on sale of metal purchased from third parties	(20.8)	(0.03)	(7.9)	(0.01)	(39.6)	(0.03)	(21.6)	(0.02)
Add:
Total by‑product revenues	(321.5)	(0.59)	(352.5)	(0.64)	(661.7)	(0.62)	(658.2)	(0.63)
Operating Cash Cost net of by‑product revenues	$363.1	$0.67	$444.2	$0.81	$758.6	$0.72	$887.9	$0.85
Total pounds of copper produced (in millions)	541.7		551.2		1,059.6		1,042.3
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(107.0)	$(0.20)	$(154.6)	$(0.28)	$(233.0)	$(0.22)	$(272.9)	$(0.26)
Silver	(96.4)	(0.18)	(60.5)	(0.11)	(172.1)	(0.16)	(124.7)	(0.12)
Zinc	(38.8)	(0.07)	(63.8)	(0.12)	(90.2)	(0.09)	(110.4)	(0.10)
Sulfuric Acid	(28.8)	(0.05)	(43.7)	(0.08)	(71.2)	(0.07)	(74.7)	(0.07)
Gold and others	(29.7)	(0.06)	(22.0)	(0.04)	(55.6)	(0.05)	(53.9)	(0.06)
Total	$(300.7)	$(0.56)	$(344.6)	$(0.63)	$(622.1)	$(0.59)	$(636.6)	$(0.61)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended June 30, 2020.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Peru:
Peruvian inflation rate	(*)%	0.3%	0.9%	1.2%

Initial exchange rate	3.442	3.321	3.317	3.379
Closing exchange rate	3.541	3.290	3.541	3.290
Appreciation/(devaluation)	(2.9)%	0.9%	(6.8)%	2.6%

Mexico:
Mexican inflation rate	(0.3)%	(0.2)%	0.6%	0.3%

Initial exchange rate	23.512	19.379	18.845	19.683
Closing exchange rate	22.972	19.169	22.972	19.169
Appreciation/(devaluation)	2.3%	1.1%	(21.9)%	2.6%

(*) lower than 0.1%

Change in monetary position:

Assuming an exchange rate variance of 10% at June 30, 2020 we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$13.3
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(16.2)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(5.0)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$6.2

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended June 30, 2020.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2020, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2020, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of June 30, 2020, the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2020, and 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter

We draw attention to Note 1 of the interim financial information, which describes the effects of the new outbreak of coronavirus disease ("COVID-19") as of June 30, 2020 and for the three-month and six-month periods then ended.

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

Galaz, Yamazaki, Ruiz Urquiza, S.C.

Member of Deloitte Touche Tohmatsu Limited

/s/ Daniel Toledo Antonio
C.P.C. Daniel Toledo Antonio
Mexico City, Mexico
July 30, 2020

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

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

The global spread of the coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. Since the outbreak of the COVID-19 emerged in early 2020, it has quickly spread across the world. Copper prices, alongside prices of other commodities and assets, have decreased while containment measures taken to control the pandemic are substantially impacting both the prospects of copper supply and demand. Our financial performance is highly dependent on the price of copper and of other metals we produce. Further decline in metal prices, principally copper, would adversely affect our performance.

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

The NYSE closing price of SCC common shares at June 30, 2020 was $39.7 and the maximum number of shares that the Company could purchase at that price is 2.1 million shares. As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of June 30, 2020. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

Item 4. Mine Safety Disclosures:

Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1

(a) Amended and Restated Certificate of Incorporation, filed on October 11, 2005.

(b) Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 2, 2006.

(c) Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 28, 2008.

3.2	By-Laws, as last amended on July 23, 2020.

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

104

The cover page from our Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the Securities and Exchange Commission on July 30, 2020, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2020, and 2019; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2020, and 2019; (iii) the Condensed Consolidated Balance Sheet at June 30, 2020 and December 31, 2019; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2020 and 2019; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

3.2	By-Laws, as last amended on July 23, 2020. (Filed as Exhibit 3.2 to the Company’s Form 8-K filed on July 28, 2020 and incorporated herein by reference).

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

104

The cover page from our Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the Securities and Exchange Commission on July 30, 2020, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2020 and 2019; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iii) the Condensed Consolidated Balance Sheet at June 30, 2020 and December 31, 2019; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2020 and 2019; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

July 30, 2020

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

July 30, 2020