Form 10-Q
period 2020-09-30
SOUTHERN COPPER CORP/
filed 2020-10-28
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

As of October 28, 2020 there were outstanding 773,073,269 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions, except for per share amounts)
Net sales (including sales to related parties, see note 6)	$2,129.1	$1,859.5	$5,634.2	$5,431.0
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	948.9	906.5	2,881.3	2,617.9
Selling, general and administrative	33.4	32.0	94.0	91.4
Depreciation, amortization and depletion	196.0	200.3	582.8	580.6
Exploration	6.9	6.9	21.8	19.9
Total operating costs and expenses	1,185.2	1,145.7	3,579.9	3,309.8

Operating income	943.9	713.8	2,054.3	2,121.2

Interest expense	(96.7)	(90.8)	(296.6)	(271.2)
Capitalized interest	7.5	7.0	18.7	25.6
Other income (expense)	(14.0)	(6.3)	(22.4)	22.0
Interest income	2.8	5.1	14.9	13.1
Income before income taxes	843.5	628.8	1,768.9	1,910.7
Income taxes (including royalty taxes, see Note 5)	338.5	241.0	784.7	730.0
Net income before equity earnings of affiliate	505.0	387.8	984.2	1,180.7
Equity earnings (loss) of affiliate, net of income tax	3.1	3.5	1.0	4.2
Net income	508.1	391.3	985.2	1,184.9
Less: Net income attributable to the non-controlling interest	2.1	1.7	4.9	4.7
Net income attributable to SCC	$506.0	$389.6	$980.3	$1,180.2

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$0.65	$0.50	$1.27	$1.53

Weighted average shares outstanding-basic and diluted	773.1	773.1	773.1	773.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Net income and comprehensive income	$508.1	$391.3	$985.2	$1,184.9
Comprehensive income attributable to the non-controlling interest	2.1	1.7	4.9	4.7
Comprehensive income attributable to SCC	$506.0	$389.6	$980.3	$1,180.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,145.4	$1,925.1
Short-term investments	30.7	80.7
Accounts receivable trade	955.5	832.9
Accounts receivable other (including related parties 2020- $42.4 and 2019 - $30)	81.3	78.9
Inventories	977.3	1,068.5
Prepaid taxes	102.0	172.4
Other current assets	45.6	26.2
Total current assets	4,337.8	4,184.7

Property and mine development, net	9,144.7	9,371.0
Ore stockpiles on leach pads	1,165.8	1,230.3
Intangible assets, net	144.8	148.4
Related parties receivable	58.0	59.5
Right-of-use assets	994.7	1,046.4
Deferred income tax	214.1	183.9
Equity method investment	110.0	111.9
Other non-current assets	78.5	71.3
Total assets	$16,248.4	$16,407.4

LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$399.8
Accounts payable (including related parties 2020- $99.6 and 2019- $86.4)	566.8	598.3
Accrued income taxes	190.2	116.3
Accrued workers’ participation	166.4	174.9
Accrued interest	131.2	96.0
Lease liabilities current	70.6	68.6
Other accrued liabilities	36.5	22.6
Total current liabilities	1,161.7	1,476.5

Long-term debt	6,543.4	6,541.0
Lease liabilities	924.1	977.8
Deferred income taxes	140.4	178.3
Non-current taxes payable	—	0.7
Other liabilities and reserves	137.2	112.6
Asset retirement obligation	272.4	262.3
Total non-current liabilities	8,017.5	8,072.7

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY (NOTE 11)
Common stock par value $0.01; shares authorized, 2020 and 2019–2,000; shares issued, 2020 and 2019–884.6	8.8	8.8
Additional paid-in capital	3,425.7	3,424.9
Retained earnings	6,642.8	6,435.6
Accumulated other comprehensive income	(10.1)	(10.1)
Treasury stock, at cost, common shares	(3,048.0)	(3,048.9)
Total Southern Copper Corporation stockholders’ equity	7,019.2	6,810.3
Non-controlling interest	50.0	47.9
Total equity	7,069.2	6,858.2
Total liabilities and equity	$16,248.4	$16,407.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
OPERATING ACTIVITIES
Net income	$508.1	$391.3	$985.2	$1,184.9
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	196.0	200.3	582.8	580.6
Equity earnings of affiliate, net of dividends received	(3.1)	(3.1)	(3.9)	(2.5)
Loss (gain) on foreign currency transaction effect	4.1	1.0	(24.8)	10.4
(Benefit) provision for deferred income taxes	(45.9)	(23.8)	(57.2)	26.4
Other, net	4.2	3.7	15.2	11.2
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(101.6)	(54.9)	(122.6)	(19.7)
(Increase) decrease in inventories	(0.6)	(12.7)	155.8	(76.9)
Increase (decrease) in accounts payable and accrued liabilities	268.2	103.6	99.3	(225.0)
(Increase) decrease in other operating assets and liabilities	(35.9)	(20.2)	58.2	(118.9)
Net cash provided by operating activities	793.5	585.2	1,688.0	1,370.5
INVESTING ACTIVITIES
Capital expenditures	(134.5)	(182.7)	(348.8)	(536.1)
Proceeds from sale of short-term investments, net	—	117.1	50.0	212.0
Other	0.8	0.1	1.2	0.2
Net cash used in investing activities	(133.7)	(65.5)	(297.6)	(323.9)
FINANCING ACTIVITIES
Repayments of debt	—	—	(400.0)	—
Proceeds from issuance of debt	—	987.3	—	987.3
Capitalization of debt issuance cost	—	(9.8)	0.1	(9.8)
Cash dividends paid to common stockholders	(309.2)	(309.2)	(773.1)	(927.7)
SCC shareholder derivative lawsuit — received from AMC	—	—	—	36.5
SCC shareholder derivative lawsuit — dividend paid	—	—	—	(36.5)
Other, net	0.3	(0.8)	(2.1)	(0.5)
Net cash (used in) provided by financing activities	(308.9)	667.5	(1,175.1)	49.3
Effect of exchange rate changes on cash and cash equivalents	(14.3)	(4.2)	5.0	(5.3)
Increase in cash and cash equivalents	336.6	1,183.0	220.3	1,090.6
Cash and cash equivalents, at beginning of period	1,808.8	752.2	1,925.1	844.6
Cash and cash equivalents, at end of period	$2,145.4	$1,935.2	$2,145.4	$1,935.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
TOTAL EQUITY, beginning of period	$6,869.6	$6,788.6	$6,858.2	$6,612.8
STOCKHOLDERS’ EQUITY, beginning of period	6,821.5	6,740.3	6,810.3	6,567.4
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	3,418.2	3,407.6	3,424.9	3,393.7
Other activity of the period	7.5	8.0	0.8	21.9
Balance at end of period	3,425.7	3,415.6	3,425.7	3,415.6
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the period	(2,767.9)	(2,767.9)	(2,767.9)	(2,768.3)
Used for corporate purposes	0.4	—	0.4	0.4
Balance at end of period	(2,767.5)	(2,767.9)	(2,767.5)	(2,767.9)
Parent Company common shares
Balance at beginning of period	(273.6)	(264.5)	(281.0)	(251.3)
Other activity, including dividend, interest and foreign currency transaction effect	(6.9)	(7.5)	0.5	(20.7)
Balance at end of period	(280.5)	(272.0)	(280.5)	(272.0)
Treasury stock balance at end of period	(3,048.0)	(3,039.9)	(3,048.0)	(3,039.9)
RETAINED EARNINGS:
Balance at beginning of period	6,446.1	6,358.7	6,435.6	6,186.9
Net earnings	506.0	389.6	980.3	1,180.2
Dividends declared and paid, common stock, per share, 2020- '$1.00, 2019– '$1.20	(309.2)	(309.2)	(773.1)	(927.7)
SCC shareholder derivative lawsuit — received from AMC	—	—	—	36.5
SCC shareholder derivative lawsuit — dividend paid	—	—	—	(36.5)
Other activity of the period	(0.1)	0.1	—	(0.2)
Balance at end of period	6,642.8	6,439.2	6,642.8	6,439.2
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning and end of period	(10.1)	(2.4)	(10.1)	(2.4)
STOCKHOLDERS’ EQUITY, end of period	7,019.2	6,821.3	7,019.2	6,821.3
NON-CONTROLLING INTEREST, beginning of period	48.1	48.3	47.9	45.4
Net earnings	2.1	1.7	4.9	4.7
Distributions paid	(0.2)	(1.0)	(2.8)	(1.1)
NON-CONTROLLING INTEREST, end of period	50.0	49.0	50.0	49.0
TOTAL EQUITY, end of period	$7,069.2	$6,870.3	$7,069.2	$6,870.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of September 30, 2020, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of September 30, 2020 and the results of operations, comprehensive income, cash flows and changes in equity for the three and nine months ended September 30, 2020 and 2019. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. The December 31, 2019 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2019 and notes included in the Company’s 2019 annual report on Form 10-K.

COVID – 19 PANDEMIC

Since the World Health Organization (“WHO”) declared the COVID-19 virus outbreak as a global pandemic, all the countries where the Company operates and conducts exploration activities, as well as the countries where its main customers and suppliers are located, have published health and safety rules and restrictions on individuals and business activities.

As of September 30, 2020, the Company‘s production facilities in Mexico and Peru were working at approximately 96% of their production capacity. The Company has developed a rigorous COVID-19 emergency protocol and the workforce is gradually returning to work at all of our facilities. At September 30, 2020, approximately 97% of the workforce in Mexico, was working on site or at home under strict safety measures; the remaining 3% of the workforce was not working, including all individuals at high risk due to age and/or preexisting medical conditions. At our Peruvian operations, approximately 67% of the workforce was working on site or at home under strict safety measures, while the remaining 33% was not working, including all individuals at high risk due to age and/or preexisting medical conditions. Through September 30, 2020, SCC incurred approximately $18.9 million in COVID-19 related production costs that include protection equipment and labor costs. These costs have been expensed to cost of sales in the Company´s condensed consolidated statement of earnings.

The Company has restarted exploration activities at all of its locations, except in Chile due to local restrictions. The Company restarted exploration activities in Ecuador and Argentina in September 2020 and at the end of the second quarter of 2020, respectively.

The financial reporting process and the information required to prepare the Company’s financial statements suffered no interruption and the financial statements were prepared without restrictions or difficulties.

SCC´s Corporate Crisis Committee as well as its Crisis Committees in Mexico and Peru continue to closely monitor the impact of the pandemic and to analyze and quickly resolve any issues that may arise. As of September 30, 2020, there were no major delays in the supply of materials and services critical for the operations and sales. Also, shipments and collections have registered no known major delays.

After completing the first stage of its capital programs at Buenavista in Mexico and Toquepala in Peru, the Company currently does not have major capital expenditures commitments (see Note 10 - Commitments and Contingencies). The Company paid the first tranche of its 2010 bonds of $400 million on April 15, 2020. The Company has no other major debt maturity until 2022.

The Company performed a qualitative analysis and as of September 30, 2020 identified no indicators of impairment. As the Company reported in its 2019 Annual report on Form 10-K, the results of its impairment sensitivity analysis showed projected discounted cash flows in excess of the carrying amounts of long lived assets by margins ranging from 1.2 to 4.8 times such carrying amount. This analysis included a stress test using a copper price assumption of $2.00 per pound and a molybdenum price assumption of $4.00 per pound. (Please see, Management´s Discussion and Analysis, Critical Policies and Estimates, Asset Impairments on the 2019 Form 10-K).

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

Long-term inventory-Ore stockpiles on leach pads:

On January 1, 2020, the Company aligned its capitalization method for its Peruvian and Mexican operations to capitalize based on the allocation of copper content recoverable between ore and leach material. In addition, the inventory consumption is now valued at the average unit cost, instead of the declining percentages of recovery method used previously. As a result of these changes, during the nine months ended September 30, 2020 the value of capitalized material decreased by $218.0 million while consumption increased by $1.2 million when compared with the same period in 2019, respectively.

Management has evaluated ASC 250-10 and considered appropriate guidance to conclude that the above mentioned classified as a change in accounting estimate and therefore should affect accounting books prospectively. Management believes that this new method will result in a more appropriate value of this material. .

NOTE 3 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows (in millions):

	At September 30,	At December 31,
	2020	2019
Trading securities	$30.1	$80.0
Weighted average interest rate	0.1%	2.0%

Available-for-sale	$0.6	$0.7
Weighted average interest rate	0.7%	0.7%
Total	$30.7	$80.7

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and as of September 30, 2020 and December 31, 2019, included corporate bonds and asset and mortgage backed obligations. As of September 30, 2020 and December 31, 2019, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Nine months ended
	September 30,				September 30,
	2020		2019		2020		2019
Trading:
Interest earned	$	(*)	$	(*)		$0.1		$0.1
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)	$	(*)	$	(*)

Available-for-sale:
Interest earned		(*)		(*)		(*)		(*)
Investment redeemed		$—		$—		$0.1		$—

(*) Less than $0.1 million.

NOTE 4 — INVENTORIES:

Inventories were as follows:

	At September 30,	At December 31,
(in millions)	2020	2019
Inventory, current:
Metals at average cost:
Finished goods	$57.6	$87.2
Work-in-process	266.4	259.7
Ore stockpiles on leach pads	279.6	358.4
Supplies at average cost	373.7	363.2
Total current inventory	$977.3	$1,068.5
Inventory, long-term:
Ore stockpiles on leach pads	$1,165.8	$1,230.3

During the nine months ended September 30, 2020 and 2019, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $144.0 million and $362.0 million, respectively. Leaching inventories recognized in cost of sales amounted to $287.3 million and $286.1 million for the nine months September 30, 2020 and 2019, respectively.

NOTE 5 — INCOME TAXES:

The income tax provision and the effective income tax rate for the nine months of 2020 and 2019 consisted of (in millions):

	2020	2019
Statutory income tax provision	$694.7	$648.0
Peruvian royalty	14.1	8.6
Mexican royalty	44.1	47.6
Peruvian special mining tax	31.8	25.8
Total income tax provision	$784.7	$730.0

Effective income tax rate	44.4%	38.2%

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

Peruvian royalty and special mining tax: The Company has accrued $39.7 million and $31.7 million of royalty charge in the nine months of 2020 and 2019, respectively, of which $14.1 million and $8.6 million were included in income taxes in 2020 and 2019, respectively.

The Company has accrued $31.8 million and $25.8 million of special mining tax as part of the income tax provision for the nine months of 2020 and 2019, respectively.

Mexican mining royalty: The Company has accrued $44.1 million and $47.6 million of royalty taxes as part of the income tax provision for the nine months of 2020 and 2019, respectively.

Accounting for uncertainty in income taxes: In the first nine months of 2020, the Company’s uncertain tax positions increased $7.5 million. However, the increase in liability was offset by an increase in deferred tax assets net of the valuation allowance.

NOTE 6 — RELATED PARTY TRANSACTIONS:

The Company has entered into certain transactions in the ordinary course of business with parties that are controlling shareholders or their affiliates. These transactions include the lease of office space, air and railroad transportation, construction services, energy supply, and other products and services related to mining and refining. The Company lends and borrows funds among affiliates for acquisitions and other corporate purposes. These financial transactions bear interest and are subject to review and approval by senior management, as are all related party transactions. Article Nine of the Amended and Restated Certificate of Incorporation of the Company prohibits the Company from engaging in a Material Affiliate Transaction that was not the subject of prior review by a committee of the Board of Directors with at least three members, each of whom is independent, and defines a Material Affiliate Transaction as a transaction or series of related transactions between Grupo Mexico or one of its affiliates (other than the Company or its subsidiaries), on the one hand, and the Company or one of its subsidiaries, on the other hand, that involves consideration of more than $10.0 million in the aggregate. It is the Company’s policy that (i) a Material Affiliate Transaction not be entered into or continued without the review and approval by the Audit Committee or its subcommittee of related party transactions comprised of independent directors,(ii) any potential related party transaction process with aggregate consideration between $8.0 million and $10.0 million be authorized by the General Counsel and Chief Financial Officer of the Company and (iii) that all related party transactions, including any Material Affiliate Transaction, be reported to the Audit Committee of the Board of Directors or to its subcommittee of related party transactions.

Receivable and payable balances with related parties are shown below (in millions):

	At September 30,	At December 31,
	2020	2019
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$22.4	$10.8
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	—	0.1
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.3	0.3
Grupo Mexico	2.7	2.7
Mexico Generadora de Energia S. de R.L. ("MGE")	15.1	15.3
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.2	0.2
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.1	0.1
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	1.5	0.4
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
	$42.4	$30.0

Related parties receivable non-current:
Grupo Mexico and affiliates:
Asarco LLC	$58.0	$59.5

Related parties payable:
Grupo Mexico and affiliates:
Asarco LLC	$18.3	$4.3
AMMINCO	17.5	16.9
Eolica El Retiro, S.A.P.I. de C.V.	0.3	—
Ferrocarril Mexicano, S.A. de C.V.	5.3	6.4
Grupo Mexico	0.9	1.1
MGE	36.4	40.2
Mexico Compania Constructora S.A de C.V.	19.4	16.0
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.5	—
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.1	0.2
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	0.8	1.2
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
	$99.6	$86.4

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the nine months ended September 30, 2020 and 2019 (in millions):

	2020	2019
Purchase activity
Asarco LLC	$224.3	$32.2
AMMINCO	13.4	6.4
Eolica El Retiro, S.A.P.I. de C.V.	0.8	2.9
Ferrocarril Mexicano, S.A. de C.V.	36.8	35.1
Grupo Mexico	7.5	7.9
MGE	157.2	147.3
Mexico Compania Constructora S.A de C.V.	36.0	47.0
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	6.4	9.4
Total purchases	$482.4	$288.2
Sales activity
Asarco LLC	$58.6	$10.6
AMMINCO	0.1	—
Ferrocarril Mexicano, S.A. de C.V.	—	0.1
MGE	37.7	33.3
Total sales	$96.4	$44.0

Grupo Mexico, the parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company. These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services.The Company pays Grupo Mexico and AMMINCO, a subsidiary of Grupo Mexico, for these services and expects to continue requiring these services in the future.

In the nine months of 2020, the Company made donations of $7.0 million to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations. In the nine months ended September 30, 2019, the Company made donations of $8.9 million to this organization.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano, S.A de C.V. and for construction services provided by Mexico Compania Constructora S.A. de C.V., which are all subsidiaries of Grupo Mexico. Additionally, the Company´s Peruvian and Mexican operations paid fees for engineering services provided by Grupo Mexico Servicios de Ingenieria, S.A. de C.V., a subsidiary of Grupo Mexico.

The Company’s Mexican operations purchased copper concentrate and anodic slimes from Asarco LLC and also paid fees for tolling services. Additionally, the Company´s Mexican operations purchased power from MGE. Both companies are subsidiaries of Grupo Mexico.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying 2.6% of its power output to third-party energy users; compared to 6.2% at September 30, 2019.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries

(IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro supplies 11.5% of its power output to IMMSA and Mexcobre, compared to 25.4% at September 30, 2019.

The Company sold copper concentrate as well as sulfuric acid, silver and gold to Asarco LLC. In addition, the Company received rental fees from AMMINCO.

In September 2019, Asarco LLC signed a promissory note to pay to the Company´s Mexican operations $62.0 million plus interest no later than October 31, 2021, with quarterly payments of $0.5 million. The annual interest rate of the note is Libor plus 200 basis points, which will be reviewed annually. As of September 30, 2020, $58.0 million is recorded in a separate line as a long-term related party receivable in the condensed consolidated balance sheet. Related to this promissory note, the Company recorded interest income of $1.8 million in the nine months of 2020.

The Company also received fees for natural gas and services provided to MGE, a subsidiary of Grupo Mexico. In May 2020, MGE signed a promissory note to pay to the Company´s Mexican operations 97.2 million Mexican pesos (approximately $4.2 million) plus interest no later than November 30, 2020. The annual interest rate of the note is 8.28% with monthly payments. As of September 30, 2020, the balance of this note is included in the $15.1 million account receivable from MGE.

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the nine months ended September 30, 2020 and 2019 (in millions):

	2020	2019
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.3	$0.3
Mextransport	3.0	1.1
Operadora de Cinemas S.A. de C.V.	0.1	0.1
Total purchases	$3.4	$1.5

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$0.1
Empresarios Industriales de Mexico, S.A. de C.V.	—	0.2
Mextransport	1.2	1.3
Operadora de Cinemas S.A. de C.V.	0.1	0.1
Total sales	$1.4	$1.7

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

In addition, the Company received fees for building rental and maintenance provided to Boutique Bowling de Mexico, S.A. de C.V. and Operadora de Cinemas, S.A. de C.V. The Company´s Mexican operations received fees from Mextransport for reimbursement of maintenance expenses and for rental services.

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

In the nine months of 2020, the Company engaged in no purchase or sales activities with companies that have relationships with SCC executive officers.

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

The weighted average remaining lease term for the Company’s leases is 9 years, and the weighted average discount rate for these leases is 3.69%.

The operating lease expense recognized in the nine months ended September 30, 2020 and 2019 was classified as follows (in millions):

Classification	2020	2019
Cost of sales (exclusive of depreciation, amortization and depletion)	$86.4	$86.8
Selling, general and administrative	0.2	0.1
Exploration	0.1	0.1
Total lease expense	$86.7	$87.0

The Company’s short-term lease costs for the nine months ended September 30, 2020 were $0.1 million.

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2020	$28.9
2021	115.5
2022	112.6
2023	111.5
2024	103.6
After 2024	826.3
Total lease payments	$1,298.4
Less: interest on lease liabilities	(303.7)
Present value of lease payments	$994.7

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

On June 24, 2019, MINEM approved a change to the guarantees required for the mining closure plans. The new regulation specifies that annual guarantees can be secured with real estate up to a maximum of 50% of the total required and the remaining amount can be covered by credit instruments. Currently, the Company has pledged the value of its Lima office complex to back 50% of the guarantee and has a stand-by letter of credit for the other 50% as a security for this obligation.Through January 2020, the Company has provided total guarantees of $47.1 million.

The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the Ilo smelter and refinery, and the shops and auxiliary facilities at the three units. In March 2016, MINEM approved the Mining Closure Plan for the Toquepala expansion project and the revised closure plans for the Cuajone mine and the Ilo facilities were approved in January and October 2019 respectively. Based on these new estimates, the Company increased the asset retirement obligation by $28.1 million in 2019. The closure plan for the Tia Maria project was approved in February 2017. However, the Company has not recorded a retirement obligation for the Tia Maria project because work on the project is still on hold. The Company believes that under these circumstances, the recording of a retirement obligation is not appropriate.

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

The following table summarizes the asset retirement obligation activity for the nine months ended September 30, 2020 and 2019 (in millions):

	2020	2019
Balance as of January 1	$262.3	$217.7
Changes in estimates	—	25.2
Closure payments	(1.0)	(0.8)
Accretion expense	11.1	9.5
Balance as of September 30,	$272.4	$251.6

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

The components of net periodic benefit costs for the nine months ended September 30, 2020 and 2019 are as follows (in millions):

(in millions)	2020	2019
Service cost	$1.0	$0.8
Interest cost	1.2	1.3
Expected return on plan assets	(2.1)	(2.6)
Amortization of prior service cost / (credit)	0.1	0.2
Amortization of net loss/(gain)	0.2	0.1
Net periodic benefit cost	$0.4	$(0.2)

(*) amount is lower than $0.1 million

Post-retirement health care plans:

United States: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits”.

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the nine months ended September 30, 2020 and 2019 are as follows (in millions):

(in millions)	2020	2019
Interest cost	$0.9	$0.7
Amortization of net loss (gain)	—	(0.2)
Amortization of prior service cost/ (credit)	—	(*)
Net periodic benefit cost	$0.9	$0.5

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

Environmental capital investments in the nine months ended September 30, 2020 and 2019 were as follows (in millions):

	2020	2019
Peruvian operations (*)	$(4.0)	$12.9
Mexican operations	28.6	55.9
	$24.6	$68.8

(*) The activity, in the nine months of 2020, include prepayment settlements classified to expenses.

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree that defined new AQS for daily sulfur dioxide in the air (250 µg/m3). As of September 30, 2020, the Company maintains a lower daily average level of µg/m3 (micrograms per cubic meter) of SO2, than those required by the AQS.

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

Climate change: On April 17, 2018, the Peruvian government enacted Law N. 30754, establishing a Climate Change

Framework. Through this law, promoting public and private investments in climate change management is declared to be of national interest. The law proposes to create an institutional framework to address climate change in Peru, outlining new measures, particularly with respect to climate change mitigation. It includes, for example, provisions dealing with: increasing carbon capture and use of carbon sinks; afforestation and reforestation practices; land use changes; and sustainable systems of transportation, solid waste management, and energy systems. It is the first Latin American climate change framework law to incorporate obligations from the Paris Agreement. Regulations to this law were enacted by Supreme Decree 013-2019 published on December 31, 2019 and are applicable to all Peruvian institutions and agencies. It is expected that further Peruvian regulations will be applicable to non-governmental entities. The Company anticipates initiating a multi-year process to adopt applicable reporting recommendations of the Task-Force on Climate Related Financial Disclosures (TCFD) once new Peruvian climate change regulations applicable to non-governmental entities are implemented. The Company is committed to the environment and to managing climate-related impacts. The Company’s focus is to seek continuous improvement in the responsible use of natural resources while complying with strict applicable legal standards for prevention, mitigation, control and remediation of environmental impacts. Implementing continuous improvement in the Company’s processes improves efficiency in the use and consumption of energy, water, and other natural resources.

Mexican operations: The Company’s operations are subject to applicable Mexican federal, state and municipal environmental laws; to Mexican official standards, and to regulations for the protection of the environment, including regulations relating to water supply, water quality, air quality, noise levels and hazardous and solid waste.

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

In 2011, the General Law was amended to provide an individual or entity the ability to contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment as long as it can be argued that the harm may be caused. In addition, in 2011, amendments to the Civil Federal Procedures Code (“CFPC”) were enacted, which established three categories of collective actions under which a group of 30 or more individuals can be considered sufficient to prove a “legitimate interest” to file civil actions for injuries derived from alleged violations of environmental, consumer protection, financial services and economic competition laws and to seek restitution or economic compensation for the alleged injuries or the suspension of the activities which allegedly generated the injuries in question. The amendments to the CFPC may result in more litigation, with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

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

On February 2019, the Mexican Supreme Court confirmed the constitutionality of an ecological tax on extractive activities developed in the state of Zacatecas, which taxes the environmental remediation actions, emissions of certain gases to the atmosphere; emissions of pollutant substances to the soil or water, and waste storage within the state territory. The Company has determined that this new environmental regulation will have no impact on its financial position.

Guaymas sulfuric acid spill:

On July 9, 2019, there was an incident at the Company´s Marine Terminal in Guaymas, Sonora that caused the discharge of approximately three cubic meters of sulfuric acid into the sea in the industrial port area.

The Guaymas bay has an estimated water volume of 340 million cubic meters. The spill, upon entering in contact with the sea’s alkaline conditions, led to quick dilution of the discharge and the sulfuric acid was naturally and immediately neutralized. As a result, the discharge was considered harmless; the report from the Ministry of Navy found that neither the flora nor fauna of the port area were affected.

On July 10, 2019, PROFEPA made a first inspection of the area, concluding that the Company executed all the appropiate procedures in order to contain the discharge, and no reference was made to the existence of negative impacts on the environment resulting from the incident.

On Friday, July 19, 2019, PROFEPA revisited the facilities to carry out a second inspection, declaring a partial temporary shutdown that affected only the storage process and transportation of sulfuric acid at the terminal, arguing the absence of an authorization of environmental impact. It is important to note that these facilities have been in operation since 1979, prior to the 1988 Mexican General Law of Ecological Balance and the Protection of the Environment. Companies that were operating before the aforementioned law are exempt from the permit requirement. In addition, in 2009, PROFEPA awarded a certification of “Clean Industry and Environmental Quality” to the facility which was subsequently renewed four times (for a two-year period each time).

The Company is not aware of the reasons or causes for this partial and temporary closure, but will continue working with the environmental authorities to provide certainty that the operation is in strict compliance with environmental regulations. The Company expects the environmental authorities to suspend the partial temporary shutdown, once they resolve their concerns. Currently, the Company does not expect any impact on its operations. As of September 30, 2020, the matter is pending resolution.

Climate change:

Grupo Mexico, the indirect parent of SCC has issued sustainability reports under the Global Reporting Initiative (GRI) for more than 10 years. Grupo Mexico also participates in different Mexican and international reporting programs such as the Greenhouse Gases (GHG) Mexico Program and the Carbon Disclosure Program (CDP). In 2013, GHG and CDP have signed a memorandum of understanding to work on aligning their reporting frameworks. Grupo Mexico’s 2018 CDP questionnaire included responses to the Task Force on Climate-Related Disclosure or TCFD concerns. In compliance with the 2012 Mexican Climate Change Law, Grupo Mexico’s GHG emissions are reported and verified independently. Grupo Mexico’s Sustainability Reports, which disclose inventories of GHG emissions, can be found at https://www.gmexico.com/GMDocs/InformeSustentable/DS2019completoIng.pdf. On October 18, 2017, Grupo Mexico was selected to join the S&P Sustainability Indices MILA Pacific Alliance (DJSI MILA). In 2017, this regional sustainability index included 42 leading companies in sustainability from the countries that form part of the Pacific Alliance: Mexico, Chile, Colombia and Peru.

The Company believes that all of its facilities in Peru and Mexico are in material compliance with applicable environmental, mining and other applicable laws and regulations. The Company also believes that continued compliance with environmental laws of Mexico and Peru will have no material adverse effects on the Company’s business, properties, or operating results.

Litigation matters:

Peruvian operations

The Tia Maria Mining Project

There are five lawsuits filed against the Peruvian Branch of the Company related to the Tia Maria project. The lawsuits seek (i) to declare null and void the resolution that approved the Environmental Impact Assessment of the project; (ii) the cancellation of the project and the withdrawal of mining activities in the area; (iii) to declare null and void the mining concession application for the Tia Maria project; and (iv) to declare null and void the resolution that approved the construction license. The lawsuits were filed by Messrs. Jorge Isaac del Carpio Lazo (filed May 22, 2015), Ernesto Mendoza Padilla (filed May 26, 2015), Juan Alberto Guillen Lopez (filed June 18, 2015), Junta de Usuarios del Valle del Tambo (filed April 30, 2015), and Gobierno Regional de Arequipa (filed December 16, 2019).

The del Carpio Lazio case was rejected by the court of first instance on November 14, 2016. The plaintiff filed an appeal before the Superior Court on January 3, 2017. On January 9, 2018, the lawyers of both parties presented their respective positions before the Appellate Court. On March 8, 2018, the Appellate Court issued its final decision, which upheld the first instance ruling. On April 27, 2018, the plaintiff filed an extraordinary appeal before the Supreme Court. As of September 30, 2020, the case remains pending resolution.

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. As of September 30, 2020, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. On July 19, 2019, the oral arguments took place. On January 7, 2020, the Judge decided to suspend the proceeding until the del Carpio Lazio case is concluded. Therefore, as of September 30, 2020, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. On May 2016, the Company was included in the process, after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazio case is concluded. As of September 30, 2020, the case remains pending resolution.

The Gobierno Regional de Arequipa case is currently before the lower court and the Company answered the complaint on September 15, 2020. As of September 30, 2020, the case remains pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has, since 1995, constructed and operated the tailings dams with proper governmental authorization. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of September 30, 2020, the case was pending resolution without further developments. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. The amount of this contingency cannot be reasonably estimated by management at this time.

Mexican operations

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution that occurred at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of September 30, 2020.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Two of the collective action lawsuits have been dismissed by the court. As of September 30, 2020, four lawsuits were in process: three were filed by Acciones Colectivas de Sinaloa, A.C. and one, by Defensa Colectiva, A.C., requesting precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust.

Similarly, in 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Domínguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. During the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. In the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages. These lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria Peña Molina, et al; these actions were dismissed by the court, because they have expired. As of September 30, 2020, forty-five cases were pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard to the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. Regarding the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures, with no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, has informed the corresponding Judge about its compliance with the resolution, in which BVC was imposed additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, for which six months are granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions that are imposed. The foregoing does not impact BVC’s operations. Likewise, it is noted that the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of September 30, 2020, the remaining cases were still pending resolution.

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

In October 2019, the plaintiff amended the complaint to include claims related to certain administrative services contracts between the Company’s subsidiaries and Grupo Mexico. The amended complaint alleges, among other things, that the construction contracts, the mineral contracts, the transportation contracts, and the administrative services contracts were unfair as a result of breaches of fiduciary duties and the Company’s charter. The amended complaint seeks, among other things, unspecified monetary damages. In January 2020, the Company, the current and former Directors, and Grupo Mexico responded to the complaint by filing motions to dismiss. The Plaintiff filed a brief in response to the motions on March 13, 2020. On July 16, 2020, the Court denied the motions to dismiss the breach of fiduciary duty claims against the directors. The other issues raised in the motions to dismiss remained pending before the Court as of September 30, 2020. Because the Company has not reached a conclusion as to whether an unfavorable outcome is either probable or remote, the Company expresses no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Labor matters:

Peruvian operations: 65.5% of the Company’s 4,790 Peruvian employees were unionized as of September 30, 2020. Currently, there are six separate unions, one large union and five small unions. In June 2018, the Company signed a three-year collective bargaining agreement with one of the smaller unions. This agreement includes, among other things, annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/45,000 (approximately $13,600) which was recorded as a labor expense. In August 2018, the Company signed a three-year collective bargaining agreement with three additional unions. This agreement includes, among other things, annual salary increases of 5% for each year starting December 2018, and a signing bonus of S/45,000 (approximately $13,600), which was recorded as labor expense. In March 2019, the Company resolved pending issues by means of an arbitration with one additional union. The arbitral award included annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/45,000 (approximately $13,600), which was recorded as a labor expense in the first quarter of 2019.

In May 2019, an arbitration resolved pending issues with the remaining union. The arbitral award included a salary increase of 5.5% beginning in September 2018 and a bonus of S/16,000 (approximately $4,800) for the one-year agreement, which was recorded as labor expense in the second quarter of 2019. In November 2019, the Company signed a collective bargaining agreement for three years with the same union. This agreement included, among other things, a salary increase of 5% for each year starting in September 2019 and a bonus of S/45,000 (approximately $13,300), which was recorded as labor expenses in the fourth quarter of 2019.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement in their labor environment, as workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

The workers of the San Martin mine began a strike in July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martín mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martín mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice and the case was still pending resolution as of September 30, 2020. The Company is working on a rehabilitation plan to restore operations at the San Martin mine with a budget of $97.7 million. As of September 30, 2020, the plan is in progress with a total expense of $83.9 million.

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of September 30, 2020, the case was pending resolution without further developments.

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

The Company has been working to promote the welfare of the Islay province population. As part of these efforts, the Company has implemented social programs in education, healthcare and productive development to improve the quality-of-life in the region. The Company also has promoted agricultural and livestock activities in the Tambo Valley and supported growth in manufacturing, fishing and tourism in Islay.

In the third quarter of 2020, the Company received the results of a review of the social environment in the Tia Maria project, which was conducted by a global leader in environmental, social and governance assessments. The results of this evaluation reflect the positive impact of the Company’s social programs for Tia Maria and the Arequipa region.

During the construction and operation phase, the Company will make it a priority to hire local labor to fill the 9,000 jobs (3,600 direct and 5,400 indirect) that the Company expects to generate during Tia Maria’s construction phase. When operating, the Company expects Tia Maria to directly employ 600 workers and indirectly provide jobs for another 4,200. Additionally, from day one of its operations, the Company will generate significant contributions to revenues in the Arequipa region via royalties and taxes.

Tia Maria´s project budget is approximately $1.4 billion, of which $338.4 million has been invested through September 30, 2020. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and therefore, do not release any emissions into the atmosphere.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $123.6 million).

As the Toquepala expansion project has been completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $56.1 million in its condensed consolidated financial statements as of September 30, 2020.

In addition, the Company has committed S/69.7 million (approximately $19.4 million) for the construction of one infrastructure project in the Tacna region under the “social investment for taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss the social needs and the way the Company could contribute to sustainable development in the region. Currently, the roundtable is discussing the creation of a Moquegua Region Development Fund for which the Company has offered a contribution of S/1,000 million (approximately $277.9 million). While final funding is not yet settled, the Company has committed to contribute S/108.4 million (approximately $30.1 million) as an advance, which is being utilized to fund an educational project. In addition, there is a commitment to finance the construction of a residual water treatment plant in Ilo for S/78.0 million (approximately $21.7 million).

In addition, the Company has committed S/87.6 million (approximately $24.3 million) for the construction of two infrastructure projects in the Moquegua region under the “social investment for taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

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

Corporate operations

Commitment for capital projects:

As of September 30, 2020, the Company has committed approximately $475.1 million to the development of its capital investment projects at its operations.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 5 “Income taxes”).

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the nine-month period ended September 30, 2020 and 2019 is as follows (in millions):

	2020	2019
Southern Copper common shares
Balance as of January 1,	$2,767.9	$2,768.3
Used for corporate purposes	(0.4)	(0.4)
Balance as of September 30,	2,767.5	2,767.9

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	281.0	251.3
Other activity, including dividend, interest and foreign currency transaction effect	(0.5)	20.7
Balance as of September 30,	280.5	272.0
Treasury stock balance as of September 30,	$3,048.0	$3,039.9

The following table summarizes share distributions in the nine months of 2020 and 2019:

	2020	2019
Southern Copper common shares
Directors’ Stock Award Plan	14,400	14,400

Parent Company (Grupo Mexico) common shares
Employee stock purchase plan (shares in millions)	0.1	0.4

Southern Copper Common Shares:

At September 30, 2020 and at December 31, 2019, there were in treasury 111,522,817 and 111,537,217 shares of SCC’s common stock, respectively.

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

The NYSE closing price of SCC common shares at September 30, 2020 was $45.27 and the maximum number of shares that the Company could purchase at that price is 1.8 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of September 30, 2020. There has been no activity in the SCC share repurchase program since the third quarter of 2016.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company. Under this plan, participants currently receive 1,600 shares of common stock upon election and 1,600 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper common stock have been reserved for this plan. On April 26, 2018, the Company's stockholders approved a five-year extension of the Plan until January 29, 2023 and an increase of the shares award from 1,200 to 1,600. The fair value of the award is measured each year at the date of the grant.

Parent Company common shares:

At September 30, 2020 and at December 31, 2019 there were in treasury 90,947,011 and 93,082,532 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the nine months of 2020 and 2019 and the unrecognized compensation expense under this plan were as follows (in millions):

	2020	2019
Stock based compensation expense	$0.5	$0.4
Unrecognized compensation expense	$1.5	$2.2

The following table presents the activity of this plan for the nine months ended September 30, 2020 and 2019:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2020	1,379,734	$2.63
Granted	—	—
Exercised	(54,221)	$2.63
Forfeited	—	—
Outstanding shares at September 30, 2020	1,325,513	$2.63
Outstanding shares at January 1, 2019	1,840,336	$2.63
Granted	—	—
Exercised	(437,386)	$2.63
Forfeited	—	—
Outstanding shares at September 30, 2019	1,402,950	$2.63

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

The stock based compensation expense for the nine months ended September 30, 2020 and 2019 and the unrecognized compensation expense under this plan were as follows (in millions):

	2020	2019
Stock based compensation expense	$0.5	$0.5
Unrecognized compensation expense	$4.0	$4.7

The following table presents the stock award activity of this plan for the nine months ended September 30, 2020 and 2019:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2020	4,002,898	$1.86
Granted	—	—
Exercised	(37,940)	$1.86
Forfeited	—	—
Outstanding shares at September 30, 2020	3,964,958	$1.86
Outstanding shares at January 1, 2019	2,782,424	$1.86
Granted	1,238,169	$1.86
Exercised	—	—
Forfeited	—	—
Outstanding shares at September 30, 2019	4,020,593	$1.86

Non-controlling interest:

The following table presents the non-controlling interest activity for the nine months ended September 30, 2020 and 2019 (in millions):

	2020	2019
Balance as of January 1,	$47.9	$45.4
Net earnings	4.9	4.7
Dividend paid	(2.8)	(1.1)
Balance as of September 30,	$50.0	$49.0

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table, which provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019 (in millions):

	At September 30, 2020		At December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	6,192.9	8,242.6	6,190.6	7,675.3
Long-term debt level 2	350.5	383.3	750.2	776.1
Total long-term debt	$6,543.4	$8,625.9	$6,940.8	$8,451.4

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the cases of the Yankee bonds and the notes due 2022, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of September 30, 2020 and December 31, 2019 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$30.1	$30.1	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.3	—	0.3	—
Mortgage backed securities	0.3	—	0.3	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	427.7	427.7	—	—
Molybdenum	104.2	104.2	—	—
Total	$562.6	$562.0	$0.6	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$80.0	$80.0	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.4	—	0.4	—
Mortgage backed securities	0.3	—	0.3	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	326.5	326.5	—	—
Molybdenum	126.8	126.8	—	—
Total	$534.0	$533.3	$0.7	$—

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

NOTE 13 — REVENUE:

The Company’s net sales were $5,634.2 million in the nine months ended September 30, 2020, compared to $5,431.0 million in the same period of 2019. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended September 30, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$319.5	$84.5	$—	$(29.7)	$374.3
United States	309.9	11.3	33.6	—	354.8
Peru	—	4.8	95.1	—	99.9
Brazil	—	6.7	58.9	—	65.6
Chile	—	—	55.4	—	55.4
Other American countries	16.9	0.7	1.0	—	18.6
Europe:
Switzerland	274.0	19.2	153.4	—	446.6
Italy	—	2.0	60.2	—	62.2
Spain	62.5	—	—	—	62.5
Other European countries	42.4	11.0	83.2	—	136.6
Asia:
Singapore	55.9	0.6	136.2	—	192.7
Japan	15.2	—	129.1	—	144.3
Other Asian countries	85.4	0.1	30.1	—	115.6
Total	$1,181.7	$140.9	$836.2	$(29.7)	$2,129.1

	Nine Months Ended September 30, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$890.3	$254.2	$—	$(78.0)	$1,066.5
United States	866.8	15.5	94.0	—	976.3
Peru	—	10.4	208.2	—	218.6
Brazil	—	11.6	134.3	—	145.9
Chile	19.5	—	144.7	—	164.2
Other American countries	25.9	2.1	1.4	—	29.4
Europe:
Switzerland	682.6	50.1	367.7	—	1,100.4
Italy	—	6.3	179.1	—	185.4
Spain	127.3	—	—	—	127.3
Other European countries	118.8	20.7	203.1	—	342.6
Asia:
Singapore	233.9	5.7	383.0	—	622.6
Japan	26.9	—	365.9	—	392.8
Other Asian countries	160.1	0.4	101.7	—	262.2
Total	$3,152.1	$377.0	$2,183.1	$(78.0)	$5,634.2

	Three Months Ended September 30, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$338.3	$81.8	$—	$(18.6)	$401.5
United States	280.4	3.1	58.7	—	342.2
Peru	—	—	75.2	—	75.2
Brazil	—	1.0	48.7	—	49.7
Chile	0	—	64.4	—	64.5
Other American countries	10.1	0.7	0.4	—	11.2
Europe:
Switzerland	171.1	11.3	81.5	—	263.9
Italy	5.7	2.0	54.6	—	62.3
Spain	46.7	—	—	—	46.7
Other European countries	24.8	4.4	38.0	—	67.2
Asia:
Singapore	68.0	2.3	212.8	—	283.1
Japan	21.3	—	106.6	—	127.9
Other Asian countries	15.9	0.1	48.1	—	64.1
Total	$982.4	$106.7	$789.0	$(18.6)	$1,859.5

	Nine Months Ended September 30, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,002.5	$261.3	$—	$(63.9)	$1,199.9
United States	817.3	6.2	87.0	—	910.5
Peru	1.6	—	254.0	—	255.6
Brazil	—	13.3	141.6	—	154.9
Chile	1.3	—	143.6	—	144.9
Other American countries	34.1	2.0	3.1	—	39.2
Europe:
Switzerland	579.4	28.4	264.9	—	872.7
Italy	42.7	10.3	165.6	—	218.6
Spain	139.0	—	—	—	139.0
Other European countries	70.3	19.2	159.0	—	248.5
Asia:
Singapore	198.5	8.7	460.6	—	667.8
Japan	37.3	—	350.6	—	387.9
Other Asian countries	85.1	0.7	105.7	—	191.5
Total	$3,009.1	$350.1	$2,135.7	$(63.9)	$5,431.0

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,022.1	$21.2	$720.7	$(14.1)	$1,749.9
Molybdenum	58.2	—	61.6	—	119.8
Silver	67.0	48.4	35.1	(17.5)	133.0
Zinc	—	57.6	—	4.6	62.2
Other	34.4	13.7	18.8	(2.7)	64.2
Total	$1,181.7	$140.9	$836.2	$(29.7)	$2,129.1

	Nine Months Ended September 30, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$2,687.8	$50.9	$1,881.4	$(34.7)	$4,585.4
Molybdenum	188.3	—	164.5	—	352.8
Silver	170.6	111.1	77.6	(38.9)	320.4
Zinc	—	174.1	—	1.3	175.4
Other	105.4	40.9	59.6	(5.7)	200.2
Total	$3,152.1	$377.0	$2,183.1	$(78.0)	$5,634.2

	Three Months Ended September 30, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$809.6	$11.5	$667.3	$(11.0)	$1,477.4
Molybdenum	91.2	—	65.3	—	156.5
Zinc	49.8	24.7	23.1	(9.0)	88.6
Silver	—	54.6	—	2.6	57.2
Other	31.8	15.9	33.3	(1.2)	79.8
Total	$982.4	$106.7	$789.0	$(18.6)	$1,859.5

	Nine Months Ended September 30, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$2,504.9	$34.5	$1,840.7	$(38.2)	$4,341.9
Molybdenum	274.8	—	154.6	—	429.4
Zinc	137.6	59.1	58.7	(21.3)	234.1
Silver	—	211.3	—	(1.6)	209.7
Other	91.8	45.2	81.7	(2.8)	215.9
Total	$3,009.1	$350.1	$2,135.7	$(63.9)	$5,431.0

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of September 30, 2020:
Trade receivables	$546.9	$58.2	$350.4	$—	$955.5
Related parties, current	33.9	—	—	8.5	42.4
Related parties, non-current	58.0	—	—	—	58.0

As of December 31, 2019:
Trade receivables	$477.8	$38.0	$317.1	$—	$832.9
Related parties, current	22.1	—	—	7.9	30.0
Related parties, non-current	59.5	—	—	—	59.5

As of September 30, 2020, the Company has long-term contracts with promises to deliver the following products in 2020:

Copper concentrates (in tons)	870,000
Copper cathodes (in tons)	48,000
Molybdenum concentrates (in tons)	24,061
Sulfuric acid (in tons)	293,840

Provisionally priced sales: At September 30, 2020, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the September 30, 2020 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at September 30, 2020:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	141.2	3.03	October 2020 through March 2021
Molybdenum	12.8	8.15	October 2020 through December 2020

The provisional sales price adjustment included in accounts receivable and net sales at September 30, 2020 includes a positive adjustment of $3.7 million for copper and $2.8 million for molybdenum.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended September 30, 2020
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,181.7	$111.2	$836.2	$—	$2,129.1
Intersegment sales	—	29.7	—	(29.7)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	491.0	91.0	395.1	(28.2)	948.9
Selling, general and administrative	19.1	2.6	9.1	2.6	33.4
Depreciation, amortization and depletion	91.0	10.7	85.4	8.9	196.0
Exploration	0.4	1.8	1.9	2.8	6.9
Operating income	$580.2	$34.8	$344.7	$(15.8)	943.9
Less:
Interest, net					(86.4)
Other income (expense)					(14.0)
Income taxes					(338.5)
Equity earnings of affiliate					3.1
Non-controlling interest					(2.1)
Net income attributable to SCC					$506.0
Capital investment	$76.0	$16.0	$41.3	$1.2	$134.5
Property and mine development, net	$4,540.5	$508.1	$3,726.3	$369.8	$9,144.7
Total assets	$7,551.0	$879.7	$5,032.3	$2,785.4	$16,248.4

	Nine Months Ended September 30, 2020
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$3,152.1	$299.0	$2,183.1	$—	$5,634.2
Intersegment sales	—	78.0	—	(78.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,482.4	285.1	1,202.0	(88.2)	2,881.3
Selling, general and administrative	55.0	6.8	26.5	5.7	94.0
Depreciation, amortization and depletion	276.0	31.6	247.0	28.2	582.8
Exploration	1.9	6.9	6.0	7.0	21.8
Operating income	$1,336.8	$46.6	$701.6	$(30.7)	2,054.3
Less:
Interest, net					(263.0)
Other income (expense)					(22.4)
Income taxes					(784.7)
Equity earnings of affiliate					1.0
Non-controlling interest					(4.9)
Net income attributable to SCC					$980.3
Capital investment	$179.7	$55.7	$107.3	$6.1	$348.8
Property and mine development, net	$4,540.5	$508.1	$3,726.3	$369.8	$9,144.7
Total assets	$7,551.0	$879.7	$5,032.3	$2,785.4	$16,248.4

	Three Months Ended September 30, 2019
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$982.4	$88.1	$789.0	$—	$1,859.5
Intersegment sales	—	18.6	—	(18.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	390.2	80.7	452.5	(16.9)	906.5
Selling, general and administrative	19.4	2.0	9.4	1.2	32.0
Depreciation, amortization and depletion	91.1	13.7	88.4	7.1	200.3
Exploration	0.5	2.3	1.9	2.2	6.9
Operating income	$481.2	$8.0	$236.8	$(12.2)	713.8
Less:
Interest, net					(78.7)
Other income (expense)					(6.3)
Income taxes					(241.0)
Equity earnings of affiliate					3.5
Non-controlling interest					(1.7)
Net income attributable to SCC					$389.6
Capital investment	$59.4	$32.1	$88.8	$2.4	$182.7
Property and mine development, net	$4,691.2	$487.6	$3,878.7	$337.8	$9,395.3
Total assets	$8,093.3	$839.3	$5,114.6	$2,447.2	$16,494.4

	Nine Months Ended September 30, 2019
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$3,009.1	$286.2	$2,135.7	$—	$5,431.0
Intersegment sales	—	63.9	—	(63.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,194.9	285.3	1,208.0	(70.3)	2,617.9
Selling, general and administrative	51.4	6.0	28.2	5.8	91.4
Depreciation, amortization and depletion	263.9	39.9	247.8	29.0	580.6
Exploration	1.4	7.0	9.0	2.5	19.9
Operating income	$1,497.5	$11.9	$642.7	$(30.9)	2,121.2
Less:
Interest, net					(232.5)
Other income (expense)					22.0
Income taxes					(730.0)
Equity earnings of affiliate					4.2
Non-controlling interest					(4.7)
Net income attributable to SCC					$1,180.2
Capital investment	$180.5	$79.6	$271.5	$4.5	$536.1
Property and mine development, net	$4,691.2	$487.6	$3,878.7	$337.8	$9,395.3
Total assets	$8,093.3	$839.3	$5,114.6	$2,447.2	$16,494.4

NOTE 15 — SUBSEQUENT EVENTS:

Dividends:

On October 22, 2020, the Board of Directors authorized a dividend of $0.50 per share payable on November 24, 2020 to shareholders of record at the close of business on November 11, 2020.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, some of the following:

●	Changes in copper, molybdenum, silver and zinc prices: In the third quarter of 2020, the average LME and COMEX copper prices were $2.96 and $2.94 per pound, respectively, which represented an increase (approximately 12%) over those reported in the same period of 2019. In the third quarter of 2020 the per pound LME spot copper prices ranged from $2.73 to $3.10. Average molybdenum prices in the third quarter of 2020 decreased 35.6%, in comparison to the average prices in the third quarter of 2019. Average silver prices increased 44.8% in the third quarter of 2020 compared to the figures registered in the same period of 2019.

●	Sales structure: In the third quarter of 2020, approximately 82.2% of our revenue came from the sale of copper, 6.2% from silver, 5.6% from molybdenum, 2.9% from zinc and 3.1% from various other products, including gold, sulfuric acid and other materials.

●	Copper: In the third quarter of 2020, the LME copper price increased from an average of $2.63 per pound in the third quarter of 2019 to $2.96 (+12.5%). As of today, we are seeing prices higher than $3.00 per pound, which reflects the impact of the COVID-19 crisis on both the supply and demand for copper and the effect of the combined liquidity provided by the central banks in developed economies. At this point, copper prices seem to be driven by two factors: expectations of lower of supply from Chile, a major producer, due to labor negotiations and an increase in demand from China and other Asian economies in a scenario of economic recovery. Considering the current market outlook for supply and demand, we have a positive view of the long-term evolution of the copper market.

●	Silver: Represented 6.2% of our sales in the third quarter of 2020 and currently our most significant by-product. We believe that the prices for silver will be supported by its level of industrial use and the fact that, like gold, it represents value shelter in times of economic turmoil.

●	Molybdenum: Represented 5.6% of our sales in the third quarter of 2020. Molybdenum prices averaged $7.57 per pound in the third quarter of 2020, compared to $11.76 in the same period of 2019. This represented a 35.6% decrease when compared to the prior period.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness and corrosion and heat resistance. New uses for this metal are in lubricants, sulfur filtering of heavy oils and shale gas production.

●	Zinc: Represented 2.9% of our sales in the third quarter of 2020. We consider zinc has very good long term fundamentals due to high levels of industrial consumption and expected production.

●	Cost: Our operating costs and expenses for the first nine months of 2020 and 2019 were as follows:

			Variance
	2020	2019	Value	%
Operating costs and expenses (in millions)	$3,579.9	$3,309.8	$270.1	8.2%

The increase was mainly due to an increase in the cost of sales (exclusive of depreciation, amortization and depletion) in our Mexican open-pit segment.

●	Production: In 2020, we expect to produce 996,500 tons of copper, in line with our 2019 production but slightly lower than our initial production plan. Regarding our by-products, we expect to produce 29,400 tons of molybdenum, an increase of approximately 9.5% over our 2019 production level mainly due to the contribution of the molybdenum plant at the new Toquepala concentrator. We also expect to produce 21.6 million ounces of silver, an increase of 6.7% when compared to 2019, which is mainly driven by a significant contribution from the San Martin and Santa Barbara operations at IMMSA. Additionally, in 2020, we expect to produce 72,600 tons of zinc at our mines, this represents a decrease of approximately 2.0% compared to the 2019 production levels and was attributable to a shut down at the Santa Eulalia mine due to severe flooding.

●	Capital Investments: In the nine months of 2020, we spent $348.8 million on capital investments, which reflected a decrease of 34.9% with regard to the figure registered for the same period in 2019, and represented 35.6% of net income.

●	COVID-19: In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on a rapid increase in global transmission rates. The full impact of the COVID-19 outbreak will continue and the magnitude of the impact on the Company’s financial condition, liquidity and future operating results is uncertain. Senior Management is actively monitoring the global situation´s effect on the Company´s financial condition, liquidity, operations, suppliers, industry and workforce and is focusing principally on the health, safety and well-being of our employees, their families and the communities where we have operations. As of September 30, 2020, there have not been major delays in the supply of the materials and services critical for operations and sales. In addition, the supply of non-critical materials and services for the operations is gradually being restored. We expect it to be fully restored by the end of 2020. Additionally, shipments of products and collections experienced no known major delays in the third quarter of 2020.

As of September 30, 2020, we see a positive trend in copper price that closed at $3.00 per pound (LME) after the drop to $2.18 per pound that it experienced at the end of the first quarter of 2020. Despite the current behavior of the copper market, there is still some uncertainty in the future of copper prices.

The Company maintains a solid financial position and performance level, which allows us to deal with the effects of the pandemic without material effect on our operations and financial results, as shown in the table below:

	Sep-20	Dec-19	Sep-19
($ in millions, except ratios)
Cash and cash equivalents	2,145.4	1,925.1	1,935.2
Accounts receivable	1,036.8	911.8	918.7
Total assets	16,248.4	16,407.4	16,494.4
Long term debt	6,543.4	6,541.0	6,540.4
Sales	5,634.2	7,285.6	5,431.0

RATIOS
Current assets to current liabilities	3.78	2.83	2.92
Accounts receivable turnover (1)	5.43	7.99	5.91
Total debt ratio (2)	0.40	0.42	0.42
Net income margin (3)	17.4%	20.4%	21.7%
(1)	Represents net sales divided by accounts receivable.
(2)	Represents total debt divided by total assets.
(3)	Represents net income divided by net sales, as a percentage.

Governmental authorities in Mexico and Peru have declared that essential economic activities must continue during the COVID-19 sanitary emergency. These activities include industrial mining and/or any other activity necessary to ensure the provision of essential services such as electricity and to provide elements to implement medical and hospital infrastructure and the manufacture of health related supplies and technological equipment. We believe that industrial mining stands as the most efficient and timely supplier of inputs that are critical to the productive chain to fight the pandemic.

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

Currently, the workforce at our operations is gradually returning to work at our various facilities; we expect that all of our contractors and suppliers will do the same by the end of 2020.

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

Earnings: The table below highlights key financial and operational data of our Company for the three and nine months ended September 30, 2020 and 2019 (in millions, except copper price, percentages and per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Copper price LME	2.96	2.63	0.33	12.5%	2.65	2.74	(0.09)	(3.3)%
Pounds of copper sold	590.5	578.5	12.0	2.1%	1,740.8	1,616.8	124.0	7.7%
Net sales	$2,129.1	$1,859.5	$269.6	14.5%	$5,634.2	$5,431.0	$203.2	3.7%
Operating income	$943.9	$713.8	$230.1	32.2%	$2,054.3	$2,121.2	$(66.9)	(3.2)%
Net income attributable to SCC	$506.0	$389.6	$116.4	29.9%	$980.3	$1,180.2	$(199.9)	(16.9)%
Earnings per share	$0.65	$0.50	$0.15	30.0%	$1.27	$1.53	$(0.26)	(17.0)%
Dividends per share	$0.40	$0.40	$—	—%	$1.00	$1.20	$(0.20)	(16.7)%

Net sales in the first nine months of 2020 were 3.7% higher than in the same period of 2019, which was primarily attributable to higher sales volumes for copper (+7.7%), silver (+11.5%), molybdenum (+20.9%) and zinc (+1.2%). Metal prices fell for copper (-3.3% LME), molybdenum (-28.7%) and zinc (-17.8%), which partially offset the contribution of additional sales volumes.

Net income in the first nine months of 2020 was 16.9% lower than in the same period of 2019. This decrease was mainly attributable to an increase in operating costs (+8.2%). Costs increased due to growth in sales volumes and third party copper purchases. Higher costs were partially offset by lower fuel costs and the effect of exchange rate depreciation on local currency costs.

Production: The table below highlights our mine production data for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Copper (in million pounds)	543.6	556.4	(12.8)	(2.3)%	1,635.0	1,625.6	9.4	0.6%
Molybdenum (in million pounds)	16.9	15.7	1.2	7.8%	50.0	41.9	8.1	19.4%
Silver (in million ounces)	5.3	5.4	(0.1)	(1.3)%	16.1	14.6	1.5	10.4%
Zinc (in million pounds)	37.9	38.0	(0.1)	(0.4)%	115.0	118.1	(3.1)	(2.6)%

The table below highlights our copper production data for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper (in million pounds):	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Toquepala	132.5	149.7	(17.2)	(11.5)%	415.2	417.2	(2.0)	(0.5)%
Cuajone	89.8	93.5	(3.7)	(3.9)%	273.8	252.1	21.7	8.6%
La Caridad	75.6	73.7	1.9	2.6%	223.9	219.2	4.7	2.1%
Buenavista	239.7	234.2	5.5	2.3%	705.2	724.2	(19.0)	(2.6)%
IMMSA	6.0	5.3	0.7	13.0%	16.9	12.9	4.0	31.2%
Total mined copper	543.6	556.4	(12.8)	(2.3)%	1,635.0	1,625.6	9.4	0.6%

Third quarter: Mined copper production in the third quarter of 2020 decreased slightly by 2.3% to 543.6 million pounds compared to 556.4 million pounds in the third quarter of 2019. This was mainly attributable to:

●	Lower production at our Toquepala and Cuajone mines due to lower ore grades. This was partially offset by
●	Higher production at our Buenavista mine due to higher ore grades and recoveries.

Molybdenum production increased 7.8% in the third quarter of 2020 with regard to the levels registered in the third quarter of 2019. This was attributable to an increase in production at our Peruvian mines (+23.7%) due to higher grades and recoveries and to growth in production at the La Caridad mine (+4.4%). This effect was partially offset by a decrease in production at the Buenavista mine (-18.1%) due to lower grades.

Silver mine production decreased 1.3% in the third quarter of 2020 due to a drop in production at the Toquepala (-8.2%), Buenavista (-4.6%) and IMMSA (-3.0%) operations. This was offset by higher production at La Caridad (+23.4%) and Cuajone mines (+2.6%).

For zinc, in spite of an increase in production of 1,315 tons at the San Martin mine, other IMMSA zinc operations reported a decrease in production, yielding a slight drop of 0.4% in the third quarter of 2020 compared with the figure for the same period of 2019.

Nine months: Mined copper production in the nine months of 2020 increased 0.6% versus the figure reported for the same period of 2019. This increase was attributable to:

●	Higher production at our Cuajone mine (+8.6%) due to higher recoveries and ore grades.
●	Higher production at La Caridad mine (+2.1%) due to higher ore grades.
●	Higher production at our IMMSA operation, principally at the San Martín mine. These increases were partially offset by
●	Lower production at the Buenavista (-2.6%) and Toquepala (-0.5%) mines due to lower ore grades.

Molybdenum production increased 19.4% in the nine months of 2020 compared to the level posted for the same period in 2019 due to higher production at all our open pit mines, with the exception of the Buenavista operation (-2.2%).

Silver mine production increased 10.4% in the nine months of 2020 due to growth in production at all our mines, with the exception of Toquepala (-0.2%).

Zinc production decreased 2.6% in the nine months of 2020 due to lower production at the Charcas mine and to the shut down at the Santa Eulalia mine after severe flooding. This negative variance was partially offset by the higher production at the San Martín mine.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three and nine months ended September 30, 2020 and 2019:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Total operating cash cost before by‑product revenues	$713.8	$811.3	$(97.5)	(12.0)%	$2,134.1	$2,357.5	$(223.4)	(9.5)%
Total by‑product revenues	$(374.3)	$(366.3)	$(8.0)	2.2%	$(1,035.9)	$(1,024.5)	$(11.4)	1.1%
Total operating cash cost net of by‑product revenues	$339.5	$445.0	$(105.5)	(23.7)%	$1,098.2	$1,333.0	$(234.8)	(17.6)%
Total pounds of copper produced(2)	526.4	540.1	(13.7)	(2.5)%	1,586.0	1,582.4	3.6	0.2%
Operating cash cost per pound before by‑product revenues	$1.36	$1.50	$(0.14)	(9.7)%	$1.35	$1.49	$(0.14)	(9.7)%
By‑products per pound revenues	$(0.71)	$(0.68)	$(0.03)	4.8%	$(0.66)	$(0.65)	$(0.01)	0.9%
Operating cash cost per pound net of by‑product revenues	$0.65	$0.82	$(0.17)	(21.7)%	$0.69	$0.84	$(0.15)	(17.8)%
(1)	These are non-GAAP measures. Please see page 57 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

As indicated in the above table, our per pound cash cost before by-product revenues and net of the same in the third quarter of 2020, was 9.7% and 21.7% lower when compared with the third quarter of 2019, respectively. This result was primarily attributable to a decrease in the production cost at our Peruvian open pit operations, Toquepala and Cuajone.

For the nine months ended September 30, 2020, the operating cash cost per pound of copper, including by-product revenue credits, was $0.69. This represented an improvement of 17.8% compared to the $0.84 reported in the same period of 2019. The aforementioned result was mainly due to a decrease in the production cost and to the unit cost effect of higher production.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining three months of 2020, assuming that expected metal production and sales are achieved, tax rates remain unchanged and no effects are generated by potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$138.0	$39.3	$14.1	$12.5

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

Capital Investment Programs: We made capital investments of $348.8 million in the nine months ended September 30, 2020, compared to $536.1 million in the same period of 2019. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

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

Projects in Mexico:

Buenavista Zinc - Sonora: This project is located within the Buenavista facility and includes the development of a new concentrator to produce approximately 80,000 tons of zinc and 20,000 tons of copper per year. We have completed the basic engineering study and the detailed engineering study has reached 75% completion. In order to continue with the project, stronger preventive measures to combat COVID-19 have been put in place. Purchase orders have been placed for major equipment and some equipment is currently being manufactured. The project has all the necessary permits. The project´s budget is $413 million, and we expect to initiate operations in the third quarter of 2022. When completed, we anticipate that this new facility will double the Company’s zinc production capacity and will provide 490 direct jobs and 1,470 indirect jobs.

Pilares - Sonora: This project, located six kilometers from La Caridad, will be developed as an open-pit mine operation with an annual production capacity of 35,000 tons of copper in concentrate. The ore will be transported from the pit to the primary crushers of the La Caridad copper concentrator through a new 25-meter wide off-road facility for mining trucks, which is under construction, and will significantly improve the overall mineral ore grade (combining the 0.78% expected from Pilares with 0.34% from La Caridad). The budget for Pilares is $159 million and we expect the project to begin production in the first half of 2022.

El Pilar - Sonora: This is a low-capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 325 million tons of ore with an average copper grade of 0.287%. El Pilar will operate as a conventional open-pit mine with an annual production capacity of 36,000 tons of copper cathodes. This operation will use highly cost efficient and environmentally friendly SX-EW technology. We estimate a development investment of approximately $310 million. Construction at the pilot plant and experimental pads has ended and tests are being performed. The results from experimental pads on leaching process have confirmed adequate levels of copper recovery. We expect this project to start production in 2023 with an expected mine life of 13 years.

The San Martin mine recovery program. After eleven years of illegal stoppage, we resumed control of the San Martin mine in August 2018. The San Martin facilities deteriorated during this period but we made a major renovation and restarted operations during the second quarter of 2019. Currently, the mine has 200,000 tons of ore and the concentrator has initiated production. During the nine months of 2020, we have produced 11,192 tons of zinc, 2.1 million ounces of silver, 2,751 tons of copper and 1,060 tons of lead. The budget for the restoration program is $97.7 million. As of September 30, 2020 the program reported a total expense of $83.9 million.

Project in Peru:

Quebrada Honda dam expansion – Tacna: This project aims to enlarge the main and lateral dams in Quebrada Honda and includes the relocation of some facilities due to dam growth and implementation of other facilities for water recovery, among other factors. As of September 30, 2020, the engineering study is complete and we have initiated the procurement process for the necessary materials and equipment. This project has a budget of $77 million and as of September 30, 2020, we invested $12.6 million.

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

El Arco - Baja California: This is a world-class copper deposit located in the central part of the Baja California peninsula, with ore reserves of over 2.4 billion tons with an ore grade of 0.426%, 0.3 billion tons of leach material with an ore grade of 0.288% and 0.11 grams of gold per ton. This project envisions an open-pit mine with a combined concentrator and SX-EW operations, with an estimated production capacity of 190,000 tons of copper and 105,000 ounces of gold annually. The project has an estimated capital budget of $2.9 billion. The Company has started the baseline study and it is reviewing the basic engineering analysis to request the environmental impact permit. We are currently in the final stage of the land acquisition process for the project.

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

The Company has been consistently working to promote the welfare of the Islay province population. As part of these efforts, we have implemented successful social programs in education, healthcare and productive development to improve the quality-of-life in the region. We also have promoted agricultural and livestock activities in the Tambo Valley and supported growth in manufacturing, fishing and tourism in Islay.

In the third quarter of 2020, the Company received the results of a review of the social environment in the Tia Maria project, which was conducted by a global leader in environmental, social and governance assessments. The results of this evaluation reflect the positive impact of our Company’s social programs for Tia Maria and the Arequipa region.

We consider that the initiation of construction activities at Tia Maria will generate significant economic opportunities for the Islay province and the Arequipa region. During the construction and operation phase, we will make it a priority to hire local labor to fill the 9,000 jobs (3,600 direct and 5,400 indirect) that we expect to generate during Tia Maria’s construction phase. When operating, we expect Tia Maria to directly employ 600 workers and indirectly provide jobs for another 4,200. Additionally, from day one of our operations, we will generate significant contributions to revenues in the Arequipa region via royalties and taxes.

This greenfield project, located in Arequipa, Peru, will use state of the art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry due to their technical process with no emissions released into the atmosphere.

Los Chancas - Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton, as well as 181 million tons of mineralized leachable material with a total copper content of 0.357%. Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to produce 130,000 tons of copper and 7,500 tons of molybdenum anually. The estimated capital investment is $2,600 million and the project is expected to be in operation in 2027. In 2019, we continued to engage in social and environmental improvements for the local communities. Currently, we continue with these activities and plan to conclude the environmental impact assessment of the project.

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

Michiquillay is a world class mining project with estimated mineralized material of 1,150 million tons with an estimated copper grade of 0.63%. When developed, we expect Michiquillay to produce 225,000 tons of copper per year (along with by-products of molybdenum, gold and silver) for an initial mine life of more than 25 years, at a competitive cash-cost. We estimate an investment of approximately $2.5 billion will be required and expect production start-up by 2028 and that Michiquillay will become one of Peru´s largest copper mines. The project will create significant business opportunities in the Cajamarca region, generate new jobs for the local communities and contribute with taxes and royalties to the local, regional and national governments.

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

Long-term inventory-Ore stockpiles on leach pads:

On January 1, 2020 the Company aligned its capitalization method for its Peruvian and Mexican operations to capitalize based on the allocation of copper content recoverable between ore and leach material. In addition, the inventory consumption is now valued at the average unit cost, instead of the declining percentages of recovery method used previously. As a result of these changes, during the nine months ended September 30, 2020 the value of capitalized material decreased by $218.0 million while consumption increased by $1.2 million when compared with the same period in 2019, respectively.

RESULTS OF OPERATIONS

The following highlights key financial results for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Statement of Earnings Data	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Net sales	$2,129.1	$1,859.5	$269.6	$14.5%	$5,634.2	$5,431.0	$203.2	$3.7%
Operating costs and expenses	(1,185.2)	(1,145.7)	(39.5)	3.4%	(3,579.9)	(3,309.8)	(270.1)	8.2%
Operating income	943.9	713.8	230.1	32.2%	2,054.3	2,121.2	(66.9)	(3.2)%
Non‑operating income (expense)	(100.4)	(85.0)	(15.4)	18.1%	(285.4)	(210.5)	(74.9)	35.6%
Income before income taxes	843.5	628.8	214.7	34.1%	1,768.9	1,910.7	(141.8)	(7.4)%
Income taxes	(338.5)	(241.0)	(97.5)	40.5%	(784.7)	(730.0)	(54.7)	7.5%
Equity earnings of affiliate	3.1	3.5	(0.4)	(11.4)%	1.0	4.2	(3.2)	(76.2)%
Net income attributable to non‑controlling interest	(2.1)	(1.7)	(0.4)	23.5%	(4.9)	(4.7)	(0.2)	4.3%
Net income attributable to SCC	$506.0	$389.6	$116.4	$29.9%	$980.3	$1,180.2	$(199.9)	$(16.9)%

NET SALES

Net sales in the third quarter of 2020 were 14.5% higher than in the same period of 2019 due to a increase in copper (+12.5% - LME) and silver (+44.8%) prices. This effect was slightly offset by lower molybdenum prices (-35.6%).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Copper price ($per pound—LME)	$2.96	$2.63	12.5%	$2.65	$2.74	(3.3)%
Copper price ($per pound—COMEX)	$2.94	$2.62	12.2%	$2.64	$2.74	(3.6)%
Molybdenum price ($per pound)(1)	$7.57	$11.76	(35.6)%	$8.46	$11.86	(28.7)%
Zinc price ($per pound—LME)	$1.06	$1.06	—%	$0.97	$1.18	(17.8)%
Silver price ($per ounce—COMEX)	$24.59	$16.98	44.8%	$19.33	$15.78	22.5%
(1)	Platt’s Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales as a percentage of total net sales	2020	2019	2020	2019
Copper	82.2%	79.5%	81.4%	79.9%
Molybdenum	5.6%	8.4%	6.3%	7.9%
Silver	6.2%	4.8%	5.7%	4.3%
Zinc	2.9%	3.1%	3.1%	3.9%
Other by‑products	3.1%	4.2%	3.5%	4.0%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales (million pounds)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Refined (including SX‑EW)	243.0	293.2	(50.2)	(17.1)%	812.9	794.4	18.5	2.3%
Rod	103.3	101.2	2.1	2.1%	278.6	278.8	(0.2)	(0.1)%
Concentrates and other	244.2	184.1	60.1	32.6%	649.3	543.6	105.7	19.4%
Total	590.5	578.5	12.0	2.1%	1,740.8	1,616.8	124.0	7.7%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
Copper Sales by product type	2020	2019	2020	2019
Refined (including SX‑EW)	41.2%	50.7%	46.7%	49.1%
Rod	17.5%	17.5%	16.0%	17.2%
Concentrates and other	41.3%	31.8%	37.3%	33.7%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Power	16.9%	14.1%	16.8%	14.8%
Labor	13.8%	12.9%	13.8%	13.5%
Fuel	11.1%	13.1%	11.2%	13.5%
Maintenance	22.7%	21.3%	22.1%	20.8%
Operating material	17.6%	18.2%	17.6%	18.1%
Other	17.9%	20.4%	18.5%	19.3%
Total	100.0%	100.0%	100.0%	100.0%

Third quarter: Operating costs and expenses were $1,185.2 million in the third quarter of 2020 compared to $1,145.7 million in the third quarter of 2019. The increase of $39.5 million was primarily due to:

Operating cost and expenses for the third quarter of 2019		$1,145.7
Plus:
•	Increase in the volume and cost of metals purchased from third parties.	72.6
•	Increase in selling, general and administrative expenses.	1.4
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower fuel costs, lower inventory consumption and lower operating contractors costs, partially offset by lower capitalized leachable material, COVID-19 related costs and higher workers' participation expense.	(30.2)
•	Decrease in depreciation, amortization and depletion expense.	(4.3)
Operating cost and expenses for the third quarter of 2020		$1,185.2

Nine months: Operating costs and expenses were $3,579.9 million in the nine months of 2020 compared to $3,309.8 million in the same period of 2019. The increase of $270.1 million was primarily due to:

Operating cost and expenses for the nine months of 2019		$3,309.8
Plus:
•	Increase in the volume and cost of metals purchased from third parties.	233.4
•	COVID-19 related costs.	18.9
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower capitalized leachable material and higher inventory consumption, partially offset by lower fuel costs, lower operating contractors costs and foreign currency effect.	11.1
•	Increase in depreciation, amortization and depletion expense.	2.2
•	Increase in exploration expense.	1.9
•	Increase in selling, general and administrative expenses.	2.6
Operating cost and expenses for the nine months of 2020		$3,579.9

NON-OPERATING INCOME (EXPENSES)

Non-operating income and expense were a net expense of $100.4 million and $285.4 million in the three and nine months ended September 30, 2020 compared to a net expense of $85.0 million and $210.5 million in the three and nine months ended September 30, 2019.

Third quarter: The $15.4 million increase in the expense level was principally due to:

●	$7.7 million increase in miscellaneous expense, net

●	$5.9 million increase in interest expense,
●	$2.3 million decrease in interest income.

Nine months: The $74.9 million increase in the expense level was primarily due to:

●	$44.4 million increase in the miscellaneous expense, net, principally at our Peruvian operations. In 2019, we received a $25.0 million insurance payment due to rain damages incurred at our Peruvian operations and in 2020, the miscellaneous expense includes $16.6 million of provision due to rain damages.
●	$25.4 million increase in interest expense due to the Minera Mexico debt issuance in September 2019;
●	$6.9 million decrease in capitalized interest; partially offset by
●	$1.8 million increase in interest income.

INCOME TAXES

	Nine Months Ended
	September 30,
	2020	2019
Provision for income taxes ($in millions)	$784.7	$730.0
Effective income tax rate	44.4%	38.2%

These provisions include income taxes for Peru, Mexico and the United States. The Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The increase in the 2020 effective income tax rate from the same period in 2019 was primarily attributable to a movement in exchange gains and losses from the devaluation of the Mexican peso and the Peruvian sol against the U.S. dollar.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales (million pounds)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Peruvian operations	245.1	265.2	(20.1)	(7.6)%	717.3	701.7	15.6	2.2%
Mexican open‑pit	343.7	313.2	30.5	9.7%	1,016.2	914.7	101.5	11.1%
Mexican IMMSA unit	8.5	5.6	2.9	52.3%	23.7	15.1	8.6	57.1%
Other and intersegment elimination	(6.8)	(5.5)	(1.3)	23.1%	(16.3)	(14.7)	(1.6)	10.4%
Total copper sales	590.5	578.5	12.0	2.1%	1,740.9	1,616.8	124.1	7.7%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
By‑product Sales (million pounds, except silver—million ounces)	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	8.2	6.5	1.7	24.9%	23.2	15.1	8.1	53.7%
Silver	1.6	1.5	0.1	2.0%	4.4	4.1	0.3	7.4%
Mexican open‑pit operations:
Molybdenum contained in concentrate	8.8	8.8	—	—%	26.9	26.4	0.5	2.0%
Silver	2.7	2.9	(0.2)	(7.6)%	9.0	8.7	0.3	3.2%
IMMSA unit
Zinc‑refined and in concentrate	55.5	51.8	3.7	7.0%	171.4	169.4	2.0	1.2%
Silver	1.8	1.5	0.3	22.9%	5.7	3.8	1.9	48.4%
Other and intersegment elimination
Silver	(0.7)	(0.5)	(0.2)	26.4%	(2.1)	(1.4)	(0.7)	49.9%
Total by‑product sales
Molybdenum contained in concentrate	17.0	15.3	1.7	10.7%	50.1	41.5	8.6	20.9%
Zinc‑refined and in concentrate	55.5	51.8	3.7	7.0%	171.4	169.4	2.0	1.2%
Silver	5.4	5.4	—	—%	17.0	15.2	1.8	11.5%

Peruvian Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Net sales	$836.2	$789.0	$47.2	6.0%	$2,183.1	$2,135.7	$47.4	2.2%
Operating costs and expenses	(491.5)	(552.2)	60.7	(11.0)%	(1,481.5)	(1,493.0)	11.5	(0.8)%
Operating income	$344.7	$236.8	$107.9	45.6%	$701.6	$642.7	$58.9	9.2%

Net sales in the third quarter of 2020 were $836.2 million compared to $789.0 million in the third quarter of 2019. The increase in net sales was mainly the result of higher copper (+12.5% LME) and silver (+44.8%) prices, which was partially offset by a lower production at our Toquepala and Cuajone mines.

Operating costs and expenses in the third quarter of 2020 decreased by $60.7 million to $491.5 million from $552.2 million in the third quarter of 2019, primarily due to:

Operating cost and expenses for the third quarter of 2019		$552.2
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower fuel costs, operating contractors costs and lower inventory consumption, partially offset by lower capitalized leachable material and COVID-19 related costs.	(80.0)
•	Decrease in depreciation, amortization and depletion expense.	(3.0)
•	Decrease in selling, general and administrative expenses.	(0.3)
Plus:
•	Increase in cost of metals purchased from third parties.	22.6
Operating cost and expenses for the third quarter of 2020		$491.5

Net sales in the first nine months of 2020 were $2,183.1 million compared to $2,135.7 million in the first nine months of 2019. The slight increase in net sales was mainly attributable to higher production at our Cuajone mine (+8.6%) and to an increase in silver (+22.5%) prices. This effect was offset by lower copper (-3.3 % LME) and molybdenum (-28.7%) prices.

Operating costs and expenses in the first nine months of 2020 decreased by $11.5 million to $1,481.5 million from $1,493.0 million in the same period of 2019, primarily due to:

Operating cost and expenses for the nine months of 2019		$1,493.0
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower fuel costs, operating contractors costs,lower inventory consumption and foreign currency effect, partially offset by lower capitalized leachable material.	(82.4)
•	Decrease in exploration expenses.	(3.0)
•	Decrease in selling, general and administrative expenses.	(1.7)
•	Decrease in depreciation, amortization and depletion expense.	(0.8)
Plus:
•	Increase in cost of metals purchased from third parties.	59.8
•	COVID-19 related costs.	16.6
Operating cost and expenses for the nine months of 2020		$1,481.5

Mexican Open-pit Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Net sales	$1,181.7	$982.4	$199.3	20.3%	$3,152.1	$3,009.1	$143.0	4.8%
Operating costs and expenses	(601.5)	(501.2)	(100.3)	20.0%	(1,815.3)	(1,511.6)	(303.7)	20.1%
Operating income	$580.2	$481.2	$99.0	20.6%	$1,336.8	$1,497.5	$(160.7)	(10.7)%

Net sales in the third quarter of 2020 were $1,181.7 million, compared to $982.4 million in the third quarter of 2019. The increase of $199.3 million was principally due to higher copper (+9.7%) sales volumes, and to higher copper (+12.5% LME) and silver (44.8%) prices. This effect was slightly offset by a decrease in silver (-7.6%) sales volume and to a drop in molybdenum (-35.6%) prices.

Operating costs and expenses in the third quarter of 2020 increased by $100.3 million to situate at $601.5 million versus $501.2 million in the same 2019 period, primarily due to:

Operating cost and expenses for the third quarter of 2019		$501.2
Plus:
•	Increase in cost and volume of metals purchased from third parties.	57.7
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, COVID-19 related costs and lower capitalized leachable material, partially offset by lower fuel costs, foreign currency effect and lower labor costs.	43.1
Less:
•	Decrease in selling, general and administrative expenses.	(0.3)
•	Decrease in depreciation, amortization and depletion expense.	(0.1)
•	Decrease in exploration expenses.	(0.1)
Operating cost and expenses for the third quarter of 2020		$601.5

Net sales in the first nine months of 2020 were $3,152.1 million, compared to $3,009.1 million in the nine months of 2019. The increase of $143.0 million was principally due to higher copper (+11.1%), silver (+3.2%) and molybdenum (+2.0%) sales volume. This effect was partially offset by lower copper (-3.3% LME) and molybdenum (-28.7%) prices.

Operating costs and expenses in the first nine months of 2020 increased by $303.7 million to $1,815.3 million from $1,511.6 million in the same 2019 period, primarily due to:

Operating cost and expenses for the nine months of 2019		$1,511.6
Plus:
•	Increase in cost and volume of metals purchased from third parties.	217.9
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower capitalized leachable material and higher sales expenses, partially offset by lower fuel costs and foreign currency effect.	68.3
•	COVID-19 related costs.	1.3
•	Increase in depreciation, amortization and depletion expense.	12.1
•	Increase in selling, general and administrative expenses.	3.6
•	Increase in exploration expenses.	0.5
Operating cost and expenses for the nine months of 2020		$1,815.3

Mexican Underground Operations (IMMSA):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Variance	% Change	2020	2019	Variance	% Change
Net sales	$140.9	$106.7	$34.2	32.1%	$377.0	$350.1	$26.9	7.7%
Operating costs and expenses	(106.1)	(98.7)	(7.4)	7.5%	(330.4)	(338.2)	7.8	(2.3)%
Operating income	$34.8	$8.0	$26.8	335.0%	$46.6	$11.9	$34.7	291.6%

Net sales in the third quarter of 2020 were $140.9 million, compared to $106.7 million in the third quarter of 2019. This increase of $34.2 million was primarily due to higher copper (+52.3%), zinc (+7.0%) and silver (+22.9%) sales volumes, as well as higher copper (+12.5% LME) and silver (44.8%) prices.

Operating costs and expenses in the third quarter of 2020 increased by $7.4 million situating at $106.1 million from $98.7 million in the third quarter of 2019, primarily due to:

Operating cost and expenses for the third quarter of 2019		$98.7
Plus:
•	Increase in cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher workers' participation expense, foreign currency effect and COVID-19 related costs, partially offset by lower inventory consumption and lower power costs.	6.2
•	Increase in cost of metals purchased from third parties.	4.1
•	Increase in selling, general and administrative expenses.	0.6
Less:
•	Decrease in depreciation, amortization and depletion expense.	(3.0)
•	Decrease in exploration expenses.	(0.5)
Operating cost and expenses for the third quarter of 2020		$106.1

Net sales in the first nine months of 2020 were $377.0 million, compared to $350.1 million in the first nine months of 2019. This increase of $26.9 million was primarily due to higher copper (+57.1%), silver (48.4%) and zinc (+1.2%) sales volumes. This effect was partialy offset by lower lower zinc (-17.8%) and copper (-3.3% LME) prices.

Operating costs and expenses in the first nine months of 2020 decreased by $7.8 million to $330.4 million from $338.2 million in the first nine months of 2019, primarily due to:

Operating cost and expenses for the nine months of 2019		$338.2
Less:
•	Decrease in cost of metals purchased from third parties.	(17.0)

•	Decrease in depreciation, amortization and depletion expense.	(8.3)
•	Decrease in exploration expenses.	(0.1)
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, higher workers' participation expense and COVID-19 related costs ($0.9); partially offset by lower power and fuel costs.	16.8
•	Increase in selling, general and administrative expenses.	0.8
Operating cost and expenses for the nine months of 2020		$330.4

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the first nine months of 2020 and 2019 (in millions):

	2020	2019	Variance
Net cash provided by operating activities	$1,688.0	$1,370.5	$317.5
Net cash used in investing activities	$(297.6)	$(323.9)	$26.3
Net cash (used in) provided by financing activities	$(1,175.1)	$49.3	$(1,224.4)

Net cash provided by operating activities:

The change in net cash from operating activities for the first nine months of 2020 and 2019 include (in millions):

	2020	2019	Variance	% Change
Net income	$985.2	$1,184.9	$(199.7)	(16.9)%
Depreciation, amortization and depletion	582.8	580.6	2.2	0.4%
Provision (benefit) for deferred income taxes	(57.2)	26.4	(83.6)	(316.7)%
Loss (gain) on foreign currency transaction effect	(24.8)	10.4	(35.2)	(338.5)%
Other adjustments to net income	11.3	8.7	2.6	29.9%
Operating assets and liabilities	190.7	(440.5)	631.2	(143.3)%
Net cash provided by operating activities	$1,688.0	$1,370.5	$317.5	23.2%

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts, foreign currency fluctuations and changes in operating assets and liabilities.

Nine months ended September 30, 2020: Net income was $985.2 million, approximately 58.4% of the net operating cash flow. Operating cash flow increased by $190.7 million due to the following variances in operating assets and liabilities as follows:

●	$(122.6) million increase in trade accounts receivable, which was mainly driven by an increase in copper prices during the third quarter of 2020.
●	$155.8 million of net decrease in inventory, which included $143.3 million of lower leaching inventory mainly at our Peruvian operations, as well as $29.6 million of lower finished goods inventory, principally at our Mexican operations.

●	$99.3 million increase in accounts payable and accrued liabilities, which primarily reflected growth in income taxes accruals and an increase in payables to related parties.
●	$58.2 million decrease in other operating assets and liabilities, which included principally $70.4 million of lower prepaid taxes.

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

higher prepaid taxes.

Net cash used in investing activities:

Nine months ended September 30, 2020: Net cash used in investing activities included $348.8 million for capital investments. The capital investments included:

●	$241.5 million of investments at our Mexican operations:

●	$142.5 million for various replacement and maintenance expenditures, mainly at our Buenavista and La Caridad mines.
●	$19.9 million for the Buenavista-Zinc project,
●	$12.2 million for the new tailing disposal deposit at the Buenavista mine,
●	$17.6 million for the Pilares project,
●	$9.5 million for the over elevation of tailings deposit N° 7 at the La Caridad Mine,
●	$57.8 million at our IMMSA unit, and
●	$(18.0) million increase in capital expenditures incurred but not yet paid.

●	$107.3 million of investments at our Peruvian operations:

●	$11.2 million for the Quebrada Honda dam expansion,
●	$12.1 million for the fresh water pipeline replacement at Suches,
●	$8.4 million for the building of the containment dike N°4 at Quebrada Santallana,
●	$6.6 million for the Toquepala concentrator expansion project,
●	$4.0 million for the pumping system neutralization plant at Toquepala,
●	$3.3 million for the new substation at Quebrada Honda, and
●	$61.7 million for various other replacement and maintenance expenditures.

The first nine months of 2020 investment activities include $50.0 million of net proceeds from short-term investments.

Nine months ended September 30, 2019: Net cash used in investing activities included $536.1 million for capital investments. The capital investments included:

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

Net cash used in financing activities in the nine months ended September 30, 2020 was $1,175.1 million, and included a dividend distribution of $773.1 million, as well as a debt repayment of $400 million. Net cash provided by financing activities in the nine months ended September 30, 2019 was $49.3 million, and included gross proceeds of $987.3 million from the issuance of senior notes by our Mexican subsidiary, as well as payment of debt issuance costs of $9.8 million.

Dividends:

On August 25, 2020, we paid a dividend of $0.40 per share totaling $309.2 million. On October 22, 2020, our Board of Directors authorized a quarterly dividend of $0.50 per share, for an expected total of approximately $386.5 million, to be paid on November 24, 2020 to SCC shareholders of record at the close of business on November 11, 2020.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the first nine months of 2020. Please see item 7 in Part II of our 2019 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 41) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$948.9	$1.80	$906.5	$1.68	$2,881.3	$1.82	$2,617.9	$1.65
Add:
Selling, general and administrative	33.4	0.06	32.0	0.06	94.0	0.06	91.4	0.06
Sales premiums, net of treatment and refining charges	10.3	0.02	6.4	0.01	19.8	0.01	28.1	0.02
Less:
Workers’ participation	(77.9)	(0.15)	(56.8)	(0.11)	(172.6)	(0.11)	(163.8)	(0.10)
Cost of metals purchased from third parties	(145.3)	(0.28)	(72.5)	(0.13)	(418.8)	(0.26)	(185.4)	(0.12)
Royalty charge and other, net	(45.7)	(0.08)	(14.0)	(0.03)	(98.8)	(0.06)	(87.0)	(0.06)
Inventory change	(9.9)	(0.01)	9.7	0.02	(170.8)	(0.11)	56.3	0.04
Operating Cash Cost before by‑product revenues	$713.8	$1.36	$811.3	$1.50	$2,134.1	$1.35	$2,357.5	$1.49
Add:
By‑product revenues(1)	(357.4)	(0.68)	(353.4)	(0.66)	(979.5)	(0.62)	(990.1)	(0.63)
Net revenue on sale of metal purchased from third parties	(16.9)	(0.03)	(12.9)	(0.02)	(56.4)	(0.04)	(34.4)	(0.02)
Add:
Total by‑product revenues	(374.3)	(0.71)	(366.3)	(0.68)	(1,035.9)	(0.66)	(1,024.5)	(0.65)
Operating Cash Cost net of by‑product revenues	$339.5	$0.65	$445.0	$0.82	$1,098.2	$0.69	$1,333.0	$0.84
Total pounds of copper produced (in millions)	526.4		540.1		1,586.0		1,582.4
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(119.8)	$(0.23)	$(156.6)	$(0.29)	$(352.8)	$(0.22)	$(429.4)	$(0.27)
Silver	(124.9)	(0.24)	(73.3)	(0.14)	(297.1)	(0.19)	(198.0)	(0.13)
Zinc	(52.8)	(0.10)	(51.4)	(0.09)	(142.9)	(0.09)	(161.8)	(0.10)
Sulfuric Acid	(30.5)	(0.06)	(42.1)	(0.08)	(101.7)	(0.06)	(116.9)	(0.07)
Gold and others	(29.4)	(0.05)	(30.0)	(0.06)	(85.0)	(0.06)	(84.0)	(0.06)
Total	$(357.4)	$(0.68)	$(353.4)	$(0.66)	$(979.5)	$(0.62)	$(990.1)	$(0.63)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended September 30, 2020.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Peru:
Peruvian inflation rate	0.5%	0.3%	1.4%	1.5%

Initial exchange rate	3.541	3.290	3.317	3.379
Closing exchange rate	3.599	3.385	3.599	3.385
Appreciation/(devaluation)	(1.6)%	(2.9)%	(8.5)%	(0.2)%

Mexico:
Mexican inflation rate	1.3%	0.6%	2.1%	0.9%

Initial exchange rate	22.972	19.169	18.845	19.683
Closing exchange rate	22.457	19.636	22.457	19.636
Appreciation/(devaluation)	2.2%	(2.4)%	(19.2)%	0.2%

Change in monetary position:

Assuming an exchange rate variance of 10% at September 30, 2020 we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$21.3
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(26.1)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(0.3)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$0.4

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended September 30, 2020.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2020, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2020, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of September 30, 2020, the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and nine-month periods ended September 30, 2020, and 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter

We draw attention to Note 1 of the interim financial information, which describes the effects of the outbreak of coronavirus disease ("COVID-19") as of September 30, 2020 and for the three-month and nine-month periods then ended.

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
October 28, 2020

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

The NYSE closing price of SCC common shares at September 30, 2020 was $45.27 and the maximum number of shares that the Company could purchase at that price is 1.8 million shares. As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of September 30, 2020. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

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

4.2	Form of 6.375% Note (included in Exhibit 4.1).

4.3	Form of New 7.500% Note (included in Exhibit 4.2(a)).

4.4	Form of New 7.500% Note (included in Exhibit 4.2(b)).

4.5	Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which $1.1 billion of 6.750% Notes due 2040 were issued.

4.6

Second Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 6.750% Notes due 2040 were issued.

4.7	Form of 6.750% Notes due 2040.

4.8

Third Supplemental Indenture dated as of November 8, 2012, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 3.500% Notes due 2022 were issued.

4.9

Fourth Supplemental Indenture, dated as of November 8, 2012, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.250% Notes due 2042 were issued.

4.10	Form of 3.500% Notes due 2022.

4.11	Form of 5.250% Notes due 2042.

4.12

Fifth Supplemental Indenture dated as of April 23, 2015, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 3.875% Notes due 2025 were issued.

4.13

Sixth Supplemental Indenture, dated as of April 23, 2015, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.875% Notes due 2045 were issued.

4.14	Form of 3.875% Notes due 2025.

4.15	Form of 5.875% Notes due 2045.

10.1	Directors’ Stock Award Plan of the Company, as amended through January 28, 2023.

10.2

Agreement and Plan of Merger, dated as of October 21, 2004, by and among Southern Copper Corporation, SCC Merger Sub, Inc., Americas Sales Company, Inc., Americas Mining Corporation and Minera Mexico S.A. de C.V.

Exhibit No.	Description of Exhibit
10.3	Tax Agreement entered into by the Company and Americas Mining Corporation, effective as of February 20, 2017.

14.0	Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on April 23, 2015

15.0	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C. - Member of Deloitte Touche Tohmatsu, Limited).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

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

104

The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 28, 2020, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2020, and 2019; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2020, and 2019; (iii) the Condensed Consolidated Balance Sheet at September 30, 2020 and December 31, 2019; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2020 and 2019; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

4.5

Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which $1.1 billion of 6.750% Notes due 2040 were issued (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.6

Second Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 6.750% Notes due 2040 were issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.7	Form of 6.750% Notes due 2040 (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.8

Third Supplemental Indenture dated as of November 8, 2012, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 3.500% Notes due 2022 were issued (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).

4.9

Fourth Supplemental Indenture, dated as of November 8, 2012, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.250% Notes due 2042 were issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).

4.10	Form of 3.500% Notes due 2022. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).

Exhibit No.	Description of Exhibit
4.11	Form of 5.250% Notes due 2042. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).

4.12

Fifth Supplemental Indenture dated as of April 23, 2015, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 3.875% Notes due 2025 were issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

4.13

Sixth Supplemental Indenture, dated as of April 23, 2015, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.875% Notes due 2045 were issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

4.14	Form of 3.875% Notes due 2025. (Filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

4.15	Form of 5.875% Notes due 2045. (Filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

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

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this report).

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).

Exhibit No.	Description of Exhibit
101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).

104

The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 28, 2020, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2020 and 2019; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iii) the Condensed Consolidated Balance Sheet at September 30, 2020 and December 31, 2019; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2020 and 2019; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

October 28, 2020

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

October 28, 2020