Form 10-K
period 2020-12-31
SOUTHERN COPPER CORP/
filed 2021-02-26
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ⌧ No ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ⌧

At February 24, 2021, there were of record 773,073,269 shares of common stock, par value $0.01 per share, outstanding.

The aggregate market value of the shares of common stock (based upon the closing price at June 30, 2020 as reported on the New York Stock Exchange-Composite Transactions) of Southern Copper Corporation held by non-affiliates was approximately $3,411.6 million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement for 2021 Annual Meeting of Stockholders
Part IV:	Exhibit Index is on Page 171 through 173

Southern Copper Corporation (“SCC”)

PART I

ITEM 1. BUSINESS

THE COMPANY

We believe Southern Copper Corporation (“SCC”, “Southern Copper” or the “Company”) is one of the largest integrated copper producers in the world. Our major production includes copper, molybdenum, zinc and silver. All of our mining, smelting and refining facilities are located in Peru and Mexico and we conduct exploration activities in those countries and in Argentina, Chile and Ecuador. See Item 2 “Properties—Review of Operations” for maps of our principal mines, smelting facilities and refineries. The considerable scale of our operations makes us one of the largest mining companies in Peru and Mexico. We believe we have the largest copper reserves in the world. We were incorporated in Delaware in 1952 and have conducted copper mining operations since 1960. Since 1996, our common stock has been listed on both the New York and Lima Stock Exchanges.

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

Our Mexican operations are conducted through our subsidiary, Minera Mexico, S.A. de C.V. (“Minera Mexico”), which we acquired in 2005. Minera Mexico engages primarily in the mining and processing of copper, molybdenum, zinc, silver, gold and lead. Minera Mexico operates through subsidiaries that are grouped into three separate units. Mexicana de Cobre, S.A. de C.V. (together with its subsidiaries, the “La Caridad” unit) operates La Caridad, an open-pit copper mine, a copper ore concentrator, a SX-EW plant, a smelter, refinery and a rod plant. The La Caridad refinery has a precious metals plant that produces refined silver, gold and other materials. Operadora de Minas e Instalaciones Mineras, S.A de C.V. (the “Buenavista unit”) operates Buenavista, an open-pit copper mine, which is located on the site of one of the world’s largest copper ore deposits, two copper concentrators and two operating SX-EW plants. Industrial Minera Mexico, S.A. de C.V. (together with its subsidiaries, the “IMMSA unit”) operates five underground mines that produce zinc, lead, copper, silver and gold, and a zinc refinery.

We utilize modern, state of the art mining and processing methods, including global positioning systems and computerized mining processes. Our operations have a high level of vertical integration, which allows us to use our facilities, employees and equipment to manage the entire production process, including ore mining and production of refined copper rod and other products, and to execute most associated transport and logistics functions.

The sales prices for our products are largely determined by market forces beyond our control. Our management, therefore, focuses on cost control and production enhancement to remain profitable. We endeavor to achieve these goals through capital spending programs, exploration efforts and cost reduction programs. Our focus is on remaining profitable during periods of low copper prices and maximizing results in periods of high copper prices. For additional information on the sale prices of the metals we produce, please see “Metal Prices” in this Item 1.

Currency Information:

Unless stated otherwise, all our financial information is presented in U.S. dollars and any reference herein to “U.S. dollars,” “dollars,” or “$” are to U.S. dollars; references to “sol,” “soles” or “S/”, signify Peruvian soles; and references to “peso,” “pesos,” or “Ps.,” represent Mexican pesos.

Unit Information:

Unless otherwise noted, all tonnages are in metric tons. To convert to short tons, multiply by 1.102. All ounces are troy ounces. All distances are in kilometers. To convert to miles, multiply by 0.621. To convert hectares to acres, multiply by 2.47.

ORGANIZATIONAL STRUCTURE

The following chart describes our organizational structure, starting with our controlling stockholders, as of December 31, 2020. For clarity purposes, the chart identifies only our main subsidiaries and eliminates intermediate holding companies.

We are a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of December 31, 2020, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”), owned 88.9% of our capital stock. Grupo Mexico’s principal business is to act as a holding company for the shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and in the provision of railway and other related services.

We conduct our operations in Peru through a registered branch (the “SPCC Peru Branch”, “Branch” or “Peruvian Branch”). The SPCC Peru Branch comprises virtually all of our assets and liabilities associated with our copper operations in Peru. The SPCC Peru Branch does not constitute a corporation that is separate from SCC, and, as such, the obligations of the SPCC Peru Branch are direct obligations of SCC and vice-versa. The SPCC Peru Branch is, however, registered as a branch of a foreign company pursuant to Peruvian law and through this entity, we hold assets, incur liabilities and conduct operations in Peru. Although the SPCC Peru Branch has no capital or liability that is separate from that held or applicable to SCC, the SPCC Peru Branch is deemed to have equity capital for purposes of determining the economic interests of holders of our investment shares (See Note 14 “Stockholders´ Equity” of the consolidated financial statements).

In April 2005, we acquired Minera Mexico, from Americas Mining Corporation (“AMC”), a subsidiary of Grupo Mexico, our controlling stockholder. Minera Mexico is a holding company and all of its operations are conducted through subsidiaries that are grouped into three units: (i) the La Caridad unit (ii) the Buenavista unit and (iii) the IMMSA unit. We own 99.96% of Minera Mexico.

In 2008, our Board of Directors (“BOD”) authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Pursuant to this program, through December 31, 2020 we have purchased 119.5 million shares of our common stock at a cost of $2.9 billion. These shares are available for general corporate purposes. We may purchase additional shares from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time.

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

Our website is www.southerncoppercorp.com. The first document on the list of materials available on this website is Form 8-K, dated March 14, 2003. We offer, free of charge, downloads of our annual, quarterly and current reports, as soon as they can be reasonably made available following electronic or physical filing with the SEC. Our website also includes the Company’s Corporate Governance guidelines and the charters of our main Board Committees. However, the information found on our website is not part of this or any other report.

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

Additional business information follows:

COPPER BUSINESS

Copper is an important component in the world’s infrastructure chain. It is the third most widely used metal, after iron and aluminum. Copper has unique chemical and physical properties, including high ductility; malleability; thermal and electrical conductivity; and resistance to corrosion, and as such, is considered a prime material for use in electrical and electronic products, including components for power transmission and generation, which accounts for about three quarters of copper global use, and for telecommunications, building construction, transportation and industrial machinery. Copper is also an important metal in non-electrical applications such as plumbing and roofing and, when alloyed with zinc to form brass, is used in many industrial and consumer applications.

Copper is an internationally traded commodity whose prices are mainly determined by the major metal exchanges, the Commodities Exchange, or “COMEX,” in New York and the London Metal Exchange or “LME,” in London. Copper is usually found in nature in association with sulfur. Pure copper metal is generally produced in a multi-stage process, beginning with the mining and concentrating of low-grade ores containing copper sulfide minerals, and followed by smelting and electrolytic refining to produce a pure copper cathode. An increasingly larger share of copper is being produced from acid leaching of oxidized ores. Copper is one of the oldest metals known to man and has contributed significantly to the development of civilization.

BUSINESS REPORTING SEGMENTS:

Our management divides Southern Copper into three reportable segments and manages each as a separate segment.

The three segments identified are groups of individual mines, each of which constitutes an operating segment with similar economic characteristics, product types, processes and support facilities, regulatory environments, employee bargaining contracts and currency risks. In addition, each mine within the individual group earns revenues from similar types of customers for their products and services and each group incurs expenses independently, including commercial transactions between groups.

Inter-segment sales are based on arm’s length prices at the time of sale. These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost. Information regarding the Company’s sales is included in the segment data. The segments identified by the Company are:

1.	Peruvian operations, which include the Toquepala and Cuajone mine complexes and the smelting and refining plants, including a precious metals plant, industrial railroad and port facilities that service both mines. Sales of its products are recorded as revenue from our Peruvian mines. The Peruvian operations produce copper, by-products of molybdenum, silver and other materials.

2.	Mexican open-pit operations, which include the La Caridad and Buenavista mine complexes and the smelting and refining plants, including a precious metals plant and a copper rod plant and support facilities that service both mines. Sales of its products are recorded as revenue of our Mexican mines. The Mexican open-pit operations produce copper, with production of by-products of molybdenum, silver and other materials.

3.	Mexican underground mining operations, which include five underground mines that produce zinc, copper, lead, silver and gold; and a zinc refinery. This group is identified as the IMMSA unit and sales of its products are recorded as revenue from the IMMSA unit.

Financial information is periodically prepared for each of the three segments and the results are reported to the Chief Operating Decision Maker (“CODM”) on a segment basis. The CODM focuses on operating income and on total assets as measures of performance to evaluate different segments and to make decisions to allocate resources to the reported segments. These are common measures in the mining industry.

Segment information is included in Item 2 “Properties,” under the captions—“Metal Production by Segments” and “Ore Reserves.” More information on business segment and segment financial information is included in Note 18 “Segment and Related Information” of the consolidated financial statements.

CAPITAL INVESTMENT PROGRAM AND EXPLORATION ACTIVITIES

For a description of our capital investment program, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Investment Program” and for our exploration activities, see Item 2 “Properties—Explorations Activities.”

PRINCIPAL PRODUCTS AND MARKETS

Copper is primarily used in the building and construction industries; in the power generation and transmission industry; and in the electrical and electronic products; and, to a lesser extent, in industrial machinery and equipment; consumer products; and in the automotive and transportation industries. Molybdenum is used to toughen alloy steels and soften tungsten alloy and is also used in fertilizers, dyes, enamels and reagents. Silver is used for photographic, electrical and electronic products and, to a lesser extent, in brazing alloys and solder, jewelry, coinage, silverware and catalysts. Zinc is primarily used as a coating on iron and steel to protect against corrosion; it is also used to make die cast parts to manufacture batteries and to form sheets for architectural purposes.

Our marketing strategy and annual sales planning emphasize developing and maintaining long-term customer relationships. As such, acquiring annual or other long-term contracts for the sale of our products is a high priority. Generally, 80% to 90% of our metal production is sold under annual or longer-term contracts. Sales prices are determined based on the prevailing commodity prices for the quotation period according to the terms of the contract.

We focus on end-user customers as opposed to selling on the spot market or to trading companies. In addition, we devote significant marketing efforts to diversifying our sales both by region and customer base. We also strive to provide superior customer service, including timely deliveries of our products. Our ability to consistently fulfill customer demand is underpinned by our substantial production capacity.

For additional information on sales please see “Revenue recognition” in Note 2 “Summary of Significant Accounting Policies” and Note 18 “Segment and Related Information” of the consolidated financial statements.

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

The table below shows the high, low and average COMEX and LME per pound copper prices during the last 10 years:

	Copper (COMEX)			Copper (LME)
Year	High	Low	Average	High	Low	Average
2011	4.62	3.05	4.01	4.60	3.08	4.00
2012	3.97	3.28	3.61	3.93	3.29	3.61
2013	3.78	3.03	3.34	3.74	3.01	3.32
2014	3.43	2.84	3.12	3.37	2.86	3.11
2015	2.95	2.02	2.51	2.92	2.05	2.50
2016	2.69	1.94	2.20	2.69	1.96	2.21
2017	3.29	2.48	2.80	3.27	2.48	2.80
2018	3.29	2.56	2.93	3.29	2.64	2.96
2019	2.98	2.51	2.72	2.98	2.51	2.72
2020—1st Q	2.88	2.12	2.57	2.86	2.09	2.56
2020—2nd Q	2.71	2.21	2.43	2.74	2.16	2.42
2020—3rd Q	3.11	2.72	2.94	3.10	2.73	2.96
2020—4th Q	3.63	2.86	3.26	3.61	2.91	3.25
2020	3.63	2.12	2.80	3.61	2.09	2.80

The per pound COMEX copper price during the last 5 and 10 year periods averaged $2.69 and $3.00, respectively. The per pound LME copper price during the last 5 and 10 year periods averaged $2.70 and $3.00, respectively.

The table below shows the high, low and average prices per pound with the exception of silver, which is priced per ounce. The market prices for our three principal by-products over the last 10 years are as follows:

				Molybdenum (Dealer
				Oxide Platt’s
	Silver (COMEX)			Metals Week)			Zinc (LME)
Year	High	Low	Average	High	Low	Average	High	Low	Average
2011	48.58	26.81	35.18	17.88	12.70	15.33	1.15	0.79	0.99
2012	37.14	26.25	31.19	14.80	10.90	12.62	0.99	0.80	0.88
2013	32.41	18.53	23.82	11.95	9.12	10.26	0.99	0.81	0.87
2014	22.05	15.39	19.04	15.05	8.75	11.30	1.10	0.88	0.98
2015	18.35	13.67	15.68	9.40	4.30	6.59	1.09	0.66	0.88
2016	20.67	13.74	17.10	8.60	5.10	6.42	1.32	0.73	0.95
2017	18.49	15.37	17.03	10.25	6.85	8.13	1.53	1.00	1.31
2018	17.55	13.95	15.65	13.00	10.60	11.86	1.64	1.04	1.33
2019	19.39	14.28	16.16	12.70	8.28	11.27	1.37	0.90	1.16
2020—1st Q	18.87	11.74	16.87	10.90	7.80	9.56	1.12	0.72	0.97
2020—2nd Q	18.77	13.93	16.54	9.10	7.33	8.24	0.94	0.84	0.89
2020—3rd Q	29.25	18.13	24.59	8.45	7.00	7.57	1.16	0.91	1.06
2020—4th Q	26.49	22.53	24.50	10.03	8.20	8.93	1.29	1.04	1.19
2020	29.25	11.74	20.62	10.90	7.00	8.57	1.29	0.72	1.03

The per ounce COMEX silver price during the last 5 and 10 year periods averaged $17.31 and $21.15, respectively. The per pound Platt’s Metals Week Dealer Oxide molybdenum price during the last 5 and 10 year periods averaged $9.25 and $10.23, respectively. The per pound LME zinc price during the last 5 and 10 year periods averaged $1.15 and $1.04, respectively.

COMPETITIVE CONDITIONS

Competition in the copper market is based primarily on price and service basis, with price being the most important factor when supplies of copper are ample. Our products compete with other materials, including aluminum and plastics. For additional information, see Item 1A “Risk Factors—The copper mining industry is highly competitive.”

HUMAN CAPITAL RESOURCES

As of December 31, 2020, we had 13,777 employees, approximately 71% of whom are unionized and represented by nine different labor unions. We believe that the labor environment in our operations in Mexico and Peru is favorable, which has allowed us to increase productivity as we advance the goals of our capital expansion program.

As a large integrated copper producer, we have a wide range of employees, including management professionals, technicians, engineers, and production employees.  In Peru and Mexico we provide a wide variety of opportunities for professional growth for all employees with trainings and on-the-job experience. As of December 31, 2020, approximately 6.5% of our total workforce was female.

The Company seeks to create value for its employees to ensure that their working experience is optimal. Various efforts are made on this front, including promoting a safe and collaborative work environment and culture and ensuring employees continue to be engaged with the Company’s values and principles. We believe that this generates the bases for shared values and improves our employer brand for existing and future employees. We also focus on attracting and retaining employees by providing compensation and benefit packages that are competitive within the applicable market, taking into account the location of the position, responsibilities and compensation requirements in the countries where we operate. Our compensation practices consider many factors, including individual performance and responsibilities; years of service; elements of compensation mandated by Peruvian and Mexican law; future challenges and objectives; contributions to the future success of our Company; the employee’s total compensation and our financial performance. We may also look at the compensation levels of comparable companies.

In 2020, in response to COVID-19, we incurred $27.6 million in COVID-19 related production costs, which included protective equipment and labor costs to support employees where operations were impacted; expanding, where possible, options for remote work; and enhancing safety protocols. For additional information, refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 “Description of the Business, COVID-19 Pandemic” to the consolidated financial statements.

In terms of corporate culture, the Company is committed to the continuous growth and development of its employees and surrounding communities. Through values such as creativity, honesty, equality and respect, we ensure that our employees are aligned with the same principles and work ethics, which in turn results in a standardized culture across the Company. The Company also seeks to promote goal-oriented principles to obtain results that positively affect our main stakeholders and communities and which focus on innovation, human growth and wellbeing, environmental care, and forward thinking.

We deploy several talent attraction programs, which entail leveraging organizational relations; establishing links with national and regional institutions of higher learning in the countries where we operate; and participating in job fairs. We also have a careers page and use several local and international job boards to publish openings.

We offer professional internship programs to attract students before they graduate from universities or centers for vocational training. Additionally, we believe that we are a first-choice employer in the countries where we operate. This reflects our efforts to strengthen relationships with our stakeholders, including employees, and engage in community development. We have transparent selection processes and are committed to upholding principles for Human Rights and Diversity, Inclusion and Non-Discrimination.

All our employees receive initial training and opportunities for continuous development throughout their careers, which favors talent retention. We also prioritize recruiting from our ranks and 60% of our vacant positions, on average, are filled by current employees looking to make career moves.

Voluntary turnover indicators in all of the countries in which we operate remain at single digits year-over-year. We believe that this is proof that our employees have a strong desire to continue working with us.

In addition, we conduct a biannual Employee Opinion Survey to measure employees’ perceptions of the Company to take actions that will increase employee engagement. We have decided to measure the factors that affect our organizational climate, which entails assessing how people perceive of the environment inside the organization, and how internal and/or external factors generate impact, and focuses on culture, which reflects the aggregate of behaviors, experiences, habits, practices, values, procedures and policies inside the organization.

All employees, both unionized and non-unionized, are invited to participate in all of our human talent initiatives. This reflects our belief that it is in the Company’s best interest to listen to all of our people and create an open communications channel. We apply surveys every two years and approximately 70% of our employees participate. This number far exceeds that registered by other companies that apply similar surveys.

We measure the employee engagement level with 18 sub-factors, which are grouped into two major sets of factors: loyalty and satisfaction. The first factor represents the degree to which an individual identifies with the organization and its business goals, whereas the second reflects the individual’s degree of satisfaction with his/her working conditions and draws a line between satisfaction levels and performance at work.

The average of these factors indicates the level of engagement on a scale of 1 to 5 (a Likert scale). In 2017, we had an engagement rating of 3.71 and in 2019, our rating was situated at 3.77. This represents a 1.6% improvement from 2017 to 2019.

We have adopted a corporate social responsibility policy that is designed to integrate the Company´s operations with local communities in areas influenced by our operations. This policy focuses on creating permanent and positive relationships to generate optimal social conditions and promote sustainable development in the area. We continue to make significant expenditures for community programs.  For additional information on our community programs, refer to Corporate Social Responsibility under Note 13 “Commitments and contingencies” to the consolidated financial statements.

Peru

66% of the Company’s 4,739 Peruvian employees were unionized as of December 31, 2020. Currently, there are six separate unions, one large union and five small unions. In June 2018, the Company signed a three-year collective bargaining agreement with one of the smaller unions. This agreement includes, among other things, annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/45,000 (approximately $13,600) which was recorded as labor expense. In August 2018, the Company signed a three-year collective bargaining agreement with three additional unions. This agreement includes, among other things, annual salary increases of 5% for each year starting December 2018, and a signing bonus of S/45,000 (approximately $13,600) which was recorded as labor expense. In March 2019, the Company resolved pending issues through arbitration with one additional union. The arbitral award included annual salary increases of 5% for each year starting September 2018 and a signing bonus of S/45,000 (approximately $13,600), which was recorded as a labor expense in the first quarter of 2019.

In May 2019, arbitration resolved pending issues with the remaining union. The arbitral award included a salary increase of 5.5% beginning in September 2018 and a bonus of S/16,000 (approximately $4,800) for the one-year agreement, which was recorded as a labor expense in the second quarter of 2019. In November 2019, the Company signed a collective bargaining agreement for three years with the same union. This agreement included, among other things, a salary increase of 5% for each year starting in September 2019 and a bonus of S/45,000 (approximately $13,300), which was recorded as labor expenses in the fourth quarter of 2019.

Employees of the Toquepala and Cuajone units reside in townsites, where we have built 3,700 houses and apartments. We also have 90 houses in Ilo for staff personnel. Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees. Our townsite and housing complexes include schools, medical facilities, churches, social clubs and recreational facilities. We also provide shopping, banking and other services at the townsites.

Mexico

74% of our 8,962 Mexican employees were unionized as of December 31, 2020 and are represented by three separate unions. Under Mexican law, the terms of employment for unionized workers are set forth in collective bargaining agreements. Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions on an annual basis and negotiate other benefits every two years. We conduct negotiations separately at each mining complex and each processing plant.

Our Taxco mine in Mexico has been on strike since July 2007. For a discussion of labor matters, refer to the information contained under the caption “Labor matters” in Note 13 “Commitments and Contingencies” of the consolidated financial statements.

Employees of La Caridad and Buenavista units reside in townsites at Nacozari and Cananea, where we have built approximately 1,800 houses and apartments. Most of the employees of the IMMSA unit reside on the grounds of the mining or processing complexes where they work. We have built 356 houses and apartments on these sites. Housing, together with maintenance and utility services, is provided at minimal cost to most of our employees. Our townsites and housing complexes include educational and medical facilities, churches, social clubs, shopping centers, banking and other services. Through 2007, the Buenavista unit provided health care services to employees and retired unionized employees and their families through its own on-site hospital. In 2010, the Company signed an agreement with the Secretary of Health of the State of Sonora to provide these services to its retired workers and their families. The new workers of Buenavista receive health services through the Mexican Institute of Social Security as is the case for all Mexican workers.

FUEL, ELECTRICITY AND WATER SUPPLIES

The principal raw materials used in our operations are fuel, gas, electricity and water. We use natural gas to power boilers as well as generators and for metallurgical processes at our Mexican operations and utilize diesel fuel to power mining equipment. We believe that sufficient sources of fuel, electricity and water are readily available. Fluctuations may occur in the prices of these raw materials that are beyond our control; as such, we focus our efforts on reducing costs through cost and energy-saving measures.

Energy generates the main cost in mining, so concern for its conservation and efficient usage is critical. We have energy management committees at most of our mines, which meet periodically to discuss consumption and to develop measures directed at saving energy. Also, alternative sources are being analyzed at the corporate level, including both traditional and renewable energy sources. This approach has helped us to develop a culture of energy conservation directed at ensuring the sustainability of our operations.

Peru:

Fuel: In Peru, we obtain fuel primarily from local companies. The Company believes that adequate supplies of fuel are available in Peru.

Electricity: In June 2014, we entered into a power purchase agreement for 120 megawatt (“MW”) with the state company Electroperu S.A., which began supplying energy to our Peruvian operations for a twenty-year period that started on April 17, 2017. In July 2014, we entered into a power purchase agreement for 120MW with a private power generator Kallpa Generacion S.A. (“Kallpa”), which began supplying energy to our Peruvian operations for a ten-year period that started on April 17, 2017. In May 2016, we signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa will supply energy to the operations related to the Toquepala expansion and to other minor projects for a period starting on May 1, 2017 and ending after ten years of commercial operations at the Toquepala Expansion or until April 30, 2029; whichever occurs first. We feel confident that additional power can be obtained from the Peruvian national grid, should the need arise.

Additionally, we have nine megawatts of power generation capacity from two small hydro-generating installations at Cuajone. Power is distributed over a 224-kilometer closed loop transmission circuit, which is connected to the Peruvian network.

Water: We have water rights or licenses for up to 1,950 liters per second from well fields at the Huaitire, Vizcachas and Titijones aquifers and surface water rights from Lake Suches and two small water sources, Quebrada Honda and Quebrada Tacalaya. We believe these water sources are sufficient to supply the needs of our operating units at Toquepala and Cuajone, including the Toquepala expansion. In Ilo, we have two desalination plants that produce water for industrial use and domestic consumption that we believe will produce sufficient water for both current and projected needs.

Mexico:

Fuel: In Mexico, since 2018, we have purchased fuel from Petroleos Mexicanos (“PEMEX”), the state producer, and from private suppliers.

The La Caridad unit imports natural gas from the United States through its pipeline (between Douglas, Arizona and Nacozari, Sonora). This allows us to import natural gas at market prices and thereby reduce operating costs. Several contracts with PEMEX and the United States provide us with the option of using a monthly or daily fixed prices for our natural gas purchases.

Natural gas is used for metallurgical processes and to power furnaces, converters, casting wheels, boilers and electric generators. Diesel oil is a backup method for all these uses. We use diesel oil to power mining equipment at our operations.

Electricity: Electricity is used as the main energy source at our mining complexes. We purchase most of our electricity from Mexico Generadora de Energia S. de R. L. (“MGE”), a subsidiary of Grupo Mexico which has two power plants designed to supply power to La Caridad and Buenavista units. MGE supplies 2.3% of its power output to third party energy users. These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts. In 2012, we entered into a power supply agreement with MGE that will last until 2032. The first plant was completed in 2013 and the second in the second quarter of 2014. The first plant began to supply power to the Company in December 2013, and the second plant in June 2015.

We also purchase electricity from the Comision Federal de Electricidad (the Federal Electricity Commission or the “CFE”), the state’s electrical power producer. In addition, we recover some energy from waste heat boilers at the La Caridad smelter. Accordingly, a significant portion of our operating costs in Mexico is dependent upon the pricing policies of CFE and PEMEX, which are affected by political and regulatory environments, international market prices for crude oil and natural gas; and conditions in the refinery markets.

Some IMMSA mining operations also purchase electricity from Eolica el Retiro, S.A.P.I de C.V. (“Eolica”), a windfarm energy producer that is an indirect subsidiary of Grupo Mexico. In August 2013, IMMSA and other of the Company’s mining operations entered into a purchase agreement and in late 2014 started to purchase electricity from Eolica. Due to the nature of the production process there is not a fixed power capacity contracted. In 2020, total purchases were approximately 12.1 million kilowatt hours.

Water: In Mexico, water is deemed public property and industries that are not connected to a public service water supply must obtain a water concession from Comision Nacional del Agua (the National Water Commission or the “CNA”). Water usage fees are established in the Ley Federal de Derechos (the Federal Rights Law), which distinguishes several availability zones with different fees per unit of volume according to each zone, with the exception of Mexicana de Cobre. All of our operations have one or several water concessions and pump out the required water from wells. Mexicana de Cobre pumps water from the La Angostura dam, which is close to the mine and plants. At our Buenavista facility, we maintain our own wells and pay the CNA for water usage. Water conservation committees have been established at each plant to conserve and recycle water. Water usage fees are updated on a yearly basis and have been on the rise in recent years.

LEGAL AND REGULATORY MATTERS

In 2019 and 2020, no legal, environmental, labor or tax regulations came into effect that required the Company to incur material costs of compliance, had material adverse effects on the Company’s operations, or affected normal execution of the Company’s projects. Additionally, we believe that all our facilities in Peru and Mexico are in material compliance with applicable environmental, mining and other applicable laws and regulations.

For a discussion of environmental and labor matters, reference is made to the information contained in Note 13 “Commitments and Contingencies” of the consolidated financial statements. For more information on tax matters, refer to Note 7 “Income taxes” of the consolidated financial statements.

MINING RIGHTS AND CONCESSIONS

Peru:

We have 150,321 hectares in concessions from the Peruvian government for our exploration, exploitation, extraction and production operations, at various sites, as follows:

	Toquepala	Cuajone	Ilo	Other	Total

	(hectares)
Plants	360	919	421	—	1,700
Operations	27,342	21,555	4,882	35,590	89,369
Exploration	—	—	—	59,252	59,252
Total	27,702	22,474	5,303	94,842	150,321

We believe that our Peruvian concessions are in full force and effect under applicable Peruvian laws and as such, comply with all material terms and requirements applicable to said concessions. The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions. Fees paid during 2020, 2019 and 2018, were approximately

$1.4 million, $1.8 million and $1.5 million, respectively. We have two types of mining concessions in Peru: metallic and non-metallic concessions.

In 2011, the Peruvian Congress approved an amendment to the mining royalty charge. The new mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits; the minimum royalty charge is equivalent to 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. In 2020, 2019 and 2018, we made provisions of $60.6 million, $42.3 million and $32.9 million, respectively.

At the same time the Peruvian Congress amended the mining royalty charge, it enacted a new tax for the mining industry. This tax is also based on operating income and its rates range from 2% to 8.4%. For additional information see Note 7 “Income Taxes” to the consolidated financial statements.

Mexico:

In Mexico we have 503,104 hectares in concessions from the Mexican government for our exploration and exploitation activities as outlined on the table below:

	IMMSA	La Caridad	Buenavista	Projects	Total

	(hectares)
Mine concessions	176,643	103,821	93,706	128,934	503,104

We believe that our Mexican concessions are in full force and in effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions. Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore or mine mineral reserves. Mining concessions have a 50-year term that can be renewed for another 50 years. Holding fees for mining concessions can be from $0.36 to $7.92 per hectare depending on the start date of the mining concession. Fees paid during 2020, 2019 and 2018 were approximately $6.6 million, $7.1 million and $6.3 million, respectively. In addition, all of our operating units in Mexico have water concessions that are in full force and effect. Although ownership is not required in order to explore or mine a concession, we generally own the land related to our Mexican concessions. We also own all of the processing facilities of our Mexican operations and the land on which they are built.

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

Our financial performance is significantly affected by the market prices of the metals that we produce, particularly the market prices of copper, molybdenum, zinc and silver. Historically, these prices have been subject to wide fluctuations and are affected by numerous factors beyond our control, including international economic and political conditions, levels of supply and demand, the availability and costs of substitutes, inventory levels maintained by users, actions of participants in the commodities markets and currency exchange rates. In addition, the market prices of copper and certain other metals have on occasion been subject to rapid short-term changes. In 2020, the COVID-19 pandemic and consequent negative impact on the global economy created significant volatility in the financial markets, including the copper market.

Over the last three years, approximately 81% of our revenues came from the sale of copper; 7% from molybdenum; 5% from silver; and 4% from zinc. Please see the distribution of our revenues per product on Item 8 “Financial Statements and Supplementary Data” Note 18 “Segment and Related Information—Sales value per segment” on page 157.

See also historical average price of our products on Item 1 Business caption “Metals prices”.

We cannot predict if metals prices will rise or fall in the future. Future declines in metals prices, and for copper in particular, will have an adverse impact on our results of operations and financial condition. Under very adverse market conditions, we might consider curtailing or modifying some of our mining and processing operations.

Our business requires levels of capital investments that we may not be able to maintain.

Our business is capital intensive. Specifically, the exploration and exploitation of copper and other metal reserves, mining, smelting and refining costs, the maintenance of machinery and equipment and compliance with laws and regulations require significant capital investments. We must continue to invest capital to maintain or increase the amount of copper reserves that we exploit and the amount of copper and other metals we produce. We cannot assure you that we will be able to maintain our production at levels that generate sufficient cash, or that we will have access to sufficient financing to continue our exploration, exploitation and refining activities at or above present levels.

Restrictive covenants in the agreements governing our indebtedness and the indebtedness of our Minera Mexico subsidiary may restrict our ability to pursue our business strategies.

Our financing instruments and those of our Minera Mexico subsidiary include financial and other restrictive covenants that, among other things, limit our and Minera Mexico’s abilities to incur additional debt and sell assets. If either we or our Minera Mexico subsidiary fails to comply with these obligations, we could be in default under the applicable agreements. This situation, if not addressed or waived, could require immediate repayment of debt obligations. Our Minera Mexico subsidiary is further limited by the terms of its outstanding notes, which also restrict the Company’s applicable incurrence of debt and liens. In addition, future credit facilities may contain limitations on our capacity to incur additional debt and liens; dispose of assets; or pay dividends to our common stockholders.

We may not pay a significant amount of our net income as cash dividends on our common stock in the future.

We have distributed a significant amount of our net income as dividends since 1996. Our dividend practice is subject to change at the discretion of our Board of Directors at any time. The amount that we pay in dividends is subject to a number of factors, including the results of our operations; our financial condition; cash requirements; tax considerations; future prospects; legal restrictions; contractual restrictions in credit agreements; limitations imposed by the government of Peru, Mexico or other countries where we have significant operations; and other factors that our Board of Directors may deem relevant. Depending on our capital investment program and global economic conditions, it is possible that future dividend distributions will fall below levels seen in recent years.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

Through 2020, the Company recognized the expected future tax benefit from deferred tax assets when the tax benefit was considered more likely than not to be realized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income and existing tax laws. There can be no assurance that the Company will be able to recognize the expected future benefits of deferred tax assets; this inability could have a material adverse effect on the Company’s results of operations.

Operational risks

Our actual reserves may not conform to our current estimates of our ore deposits and our long-term viability depends on our ability to replenish ore reserves.

There is a degree of uncertainty attributable to the calculation of reserves. Until reserves are actually mined and processed, the quantity of ore and grades must be considered as estimates only. The proven and probable ore reserves data included in this report are estimates prepared by us based on evaluation methods generally used in the mining industry. We may be required in the future to revise our reserves estimates based on our actual production. We cannot assure you that our actual reserves conform to geological, metallurgical or other expectations or that the estimated volume and grade of ore will be recovered. Market prices of our metals, increased production costs, reduced recovery rates, short-term operating factors, royalty charges and other factors may render proven and probable reserves uneconomic to exploit and may result in revisions of reserves data from time to time. Reserves data are not indicative of future results of operations. Our reserves are depleted as we mine. We depend on our ability to replenish our ore reserves for our long-term viability. We use several strategies to replenish and increase our ore reserves, including exploration and investment in properties located near our existing mine sites and investing in technology that could extend the life of a mine by allowing us to cost-effectively process ore types that were previously considered uneconomic. Acquisitions may also contribute to increasing ore reserves and we review potential acquisition opportunities on a regular basis. However, we cannot assure you that we will be able to continue with our strategy to replenish reserves indefinitely.

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

The waste rock and tailings produced in our mining operations represent our largest volume of waste material. Managing the volume of waste rock and tailings presents significant environmental, safety and engineering challenges and risks. We maintain large tailings impoundments containing sand of ground rock, moistened with water, which are effectively large dams that must be engineered, built and monitored to assure structural stability and avoid leakages or structural collapse. Defects, errors and failures at tailings dams and in other impoundments at any of our mining operations could cause severe property and environmental damage and loss of life. The importance of careful design, management and monitoring of large impoundments was emphasized in recent years by large scale tailings dam failures at unaffiliated mines, which caused extensive property and environmental damage and resulted in the loss of life. For more information regarding our tailing dams, please see Item 2 “Properties—Slope Stability—Tailing Dams.”

We maintain insurance against many of these and other risks, which under certain circumstances may not provide adequate coverage. Insurance against certain risks, including certain liabilities for environmental damage or hazards as a result of exploration and production, is not generally available to us or other companies within the mining industry. Nevertheless, recent environmental legal initiatives contemplate requirements for environmental damage insurance. If these regulations come into force, we will have to analyze the need to obtain said insurance. We do not have, and do not intend to obtain, political risk insurance. We cannot assure you that these and other uninsured events will not have an adverse effect on our business, properties, operating results, financial condition or prospects.

Changes in the demand level for our products and copper sales agreements could adversely affect our revenues.

Our financial results may be affected by fluctuations in demand for the refined, semi-refined metal products and concentrates we sell at both the industrial and consumer level, and may also be affected by changes in the global economy, including economic upturns and downturns of differing magnitudes. Changes in technology, industrial processes, concerns over weaknesses in the global economy and consumer habits may affect the level of demand to the extent that those increase or decrease the need for our metal products. Our revenues may also be adversely affected by events of force majeure that could have a negative impact on our sales agreements. These events include acts of nature, labor strikes, fires, floods, wars, transportation delays, government actions or other events that are beyond the control of the parties to the agreement.

Interruptions of energy supply or increases in energy, fuel and gas costs, shortages of water supply, critical parts, equipment, skilled labor and other production costs may adversely affect our results of operations.

We require substantial amounts of fuel oil, electricity, water and other resources for our operations. Fuel, gas and power costs constituted approximately 28% of our total production cost in 2020 and 2019, and 29% in 2018. We rely upon third parties for our supply of the energy resources consumed in our operations so that prices for and availability of energy resources may be subject to change or curtailment due to, among other things, new laws or regulations; imposition of new taxes or tariffs; interruptions in production by suppliers; and variations in global prices or market conditions. Regarding water consumption, although each operation currently has sufficient water rights to cover its operational demands, the loss of some or all water rights for any of our mines or operations, in whole or in part, or shortages relative to the water to which we have rights could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities. In addition, future shortages of critical parts, equipment and skilled labor could adversely affect our operations and development projects.

Our Company is subject to health and safety laws that may restrict our operations, result in operational delays or increase our operating costs and adversely affect our financial results of operations.

We are required to comply with occupational health and safety laws and regulations in Peru and Mexico where our operations are subject to periodic inspections by the relevant governmental authorities. These laws and regulations govern, among others, health and safety workplace conditions, including high risk labor and the handling, storage and disposal of chemical and other hazardous substances. We believe our operations comply in all material respects with applicable health and safety laws and regulations in the countries in which we operate. Compliance with these laws and regulations and with new or existing regulations that may be applicable to us in the future could increase our operating costs and adversely affect our financial results of operations and cash flows.

Our objective is to preserve the health and safety of our workforce by implementing occupational health and training programs and safety incentives at our operations that meet all regulatory requirements and enhance employee performance. Despite the Company’s efforts, we are not exempt from accidents. These are reported to Mexican and Peruvian authorities as required. Regarding non-fatal accidents, in the last three years, the Company’s Dart rate (rate to measure workplace injuries severe enough to warrant Day Away from work, job Restrictions and/or job Transfers) was much lower than the MSHA Dart rate (the MSHA Dart rate is published by the U.S.’s Mine Safety and Health Administration, and is used as an industry benchmark).

In 2020 and 2018, no fatalities were reported at our operations in Mexico or Peru. Unfortunately, in 2019, we reported four fatalities in Mexico and Peru. The amounts paid to the Mexican and Peruvian authorities for reportable accidents had no adverse effects on our results. Under Mexican and Peruvian law penalties and fines for safety violations are generally monetary, but in certain cases may lead to the temporary or permanent shutdown of the affected facility or the suspension or revocation of permits or licenses. Additionally, violations of security and safety laws and regulations at our Peruvian operations can be considered criminal and punishable by a sentence of up to 10 years of prison.

Our metals exploration efforts are highly speculative in nature and may be unsuccessful.

Metals exploration is highly speculative in nature. It involves many risks and is frequently unsuccessful. Once mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures must be made to determine proven and probable ore reserves; this requires drilling to establish the metallurgical processes that will be needed to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. We cannot assure you that our exploration programs will result in expansion or replacement of current production with new proven and probable ore reserves.

Development projects have no operating history upon which we can base estimates of proven and probable ore reserves and estimates of future cash operating costs. Estimates are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques and on feasibility studies that generate estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed; the configuration of the ore body; expected recovery rates of the mineral from the ore; comparable facility and equipment operating costs; anticipated climatic conditions; and other factors. As a result, actual cash operating costs and economic returns based upon development of proven and probable ore reserves may differ significantly from those originally estimated. Moreover, significant decreases in actual or expected prices may mean reserves, once found, will be uneconomical to produce.

We may be adversely affected by challenges relating to slope stability.

Our open-pit mines get deeper as we mine them, presenting certain geotechnical challenges including the possibility of slope failure. If we are required to decrease pit slope angles or provide additional road access to prevent such a failure, our stated reserves could be negatively affected. Furthermore, hydrological conditions relating to pit slopes, renewal of material displaced by slope failures and increased stripping requirements could also negatively affect our stated reserves. We take actions in order to maintain slope stability, but we cannot assure you that we will not have to take additional action in the future or that our actions taken to date will be sufficient. Unexpected slope failures, or additional requirements to prevent slope failures, may negatively affect our results of operations and financial condition and may diminish our stated ore reserves.

We may be adversely affected by labor disputes.

In the last several years we have experienced a number of strikes or other labor disruptions that have had an adverse impact on our operations and operating results. As of December 31, 2020, unions represented approximately 71% of our workforce. Currently, we have labor agreements in effect for our Mexican and Peruvian operations.

Our Taxco mine in Mexico has been on strike since July 2007. It is expected that operations at this mine will remain suspended until these labor issues are resolved. In addition, workers at the San Martin mine were on strike from July 2007 to August 2018. After eleven years of an illegal stoppage, we resumed control of the San Martin mine in August 2018. The San Martin facilities deteriorated during this period and we undertook a major renovation in order to restart operations during the second quarter of 2019, with an estimated capital budget of $97.7 million. For additional information, see Item 2, “Properties—Mexican IMMSA Unit—San Martin and Taxco”, and Note 13, “Commitments and Contingencies—Labor matters”, to the consolidated financial statements.

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

It appears that in the Peruvian mining environment, it is becoming increasingly important to obtain acceptance from local communities for projects in their areas. This may entail demands for substantial investments in community infrastructure and upgrades that must be met in order to proceed with the mining projects.

We are confident that we will move forward with the Tia Maria project. However, we cannot assure you when and that we will incur no additional costs for community infrastructure and upgrades to obtain approval from the communities for current or future mining projects.

In addition, a number of collective action lawsuits and civil action lawsuits have been filed against the Company in Mexico through both federal courts and state courts in Sonora. A number of constitutional lawsuits have also been filed against various government authorities and against the Company. These lawsuits are seeking damages and demand remediation actions to restore the environment. The Company believes that it is not possible to determine the extent of the damages sought and believes the lawsuits are without merit. However, the Company cannot offer any assurances that the outcome of these lawsuits will not have adverse effects on the Company.

Environmental regulation, climate change and other regulations may increase our costs of doing business, restrict our operations or result in operational delays.

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

Environmental regulations in Peru and Mexico have become increasingly stringent over the last decade and we have had to dedicate more time and money to compliance and remediation activities. Furthermore, the Mexican authorities have become more rigorous and stricter in enforcing Mexican environmental laws. We expect additional laws and regulations will be enacted over time with respect to environmental matters.

Please refer to Note 13 “Commitments and Contingencies—Environmental matters” of our financial statements for further information on this subject.

The potential physical impacts of climate change on our operations are highly uncertain and depend on the geographic location of our facilities. These may include changes in rainfall patterns, water shortages, changes in sea levels, storm patterns and intensities, and temperatures. These effects may adversely impact the cost, production and financial performance of our operations.

We monitor fluctuations in weather patterns in the areas where we operate. Aligned with government efforts, we are working to measure our carbon footprint to reduce our operations’ contributions to greenhouse gases. We also evaluate our water demand, as weather changes may result in increases or decreases that affect our needs.

Efforts to comply with more stringent environmental protection programs in Peru and Mexico and with relevant trade agreements could impose constraints on and imply additional costs for our operations; consequently, we may need to make significant investments in this regard in the future. We cannot assure you that current or future legislative, regulatory or trade developments will not have adverse effects on our business, properties, operating results, financial condition or prospects.

Our mining and metal production projects may expose us to new risks.

Our Company is in the midst of a large expansion program, which may expose us to additional risks in terms of industrial accidents. While we believe our contractors employ safety standards and other procedures to ensure these projects are completed with proper governance, it is possible that increased activity at our sites could cause environmental accidents or endanger human life.

Our business depends upon information technology systems that may be adversely affected by disruptions, damage, failure and risks associated with implementation and integration.

Our operations depend upon information technology systems that may be subject to disruption, damage or failure from different sources, including, without limitation, installation of malicious software, computer viruses, security breaches, cyber-attacks and defects in design. In recent years, cybersecurity incidents have increased in frequency and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. In 2020, we experienced no material cybersecurity breaches in our systems.

However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to manipulation or improper use of our systems and networks, operational delays, situations that compromise confidential or otherwise protected information, destruction or corruption of data, security breaches, or financial losses from remedial actions, any of which could have a material adverse effect on the cash flows, competitive position, financial condition or results of our operations.

Other risks

Applicable law restricts the payment of dividends from our Minera Mexico subsidiary to us.

Our subsidiary, Minera Mexico, is a Mexican company and, as such, may pay dividends only out of net income that has been approved by shareholders. Shareholders must also approve the actual dividend payment, after mandatory legal reserves have been created and losses for prior fiscal years have been satisfied. These legal constraints may limit the ability of Minera Mexico to pay dividends to us, which in turn, may have an impact on our ability to pay stockholder dividends or to service debt.

Global and local market conditions, including the high competitiveness in the copper mining industry, may adversely affect our profitability.

Our industry is cyclical in nature and fluctuates with economic cycles. Therefore, we are subject to the risks arising from adverse changes in domestic and global economic and political conditions, such as lower levels of consumer and corporate confidence, lower business investment, higher unemployment, reduced income and asset values in many areas, currency volatility and limited availability of credit and access to capital. Additionally, we face competition from other copper mining and producing companies around the world. Along these lines, significant competition exists to acquire properties that produce or are capable of producing copper and other metals, and some of our main competitors have consolidated, which makes them more diversified than we are.

We cannot assure you that changes in market conditions, including competition, will not adversely affect our ability to compete in the future on the basis of price or other factors with companies that may benefit from future favorable trading or other arrangements.

We are controlled by Grupo Mexico, which exercises control over our affairs and policies and whose interests may be different from yours.

At December 31, 2020, Grupo Mexico owned indirectly 88.9% of our capital stock. Some of our officers and directors, and those of Minera Mexico, are also directors and/or officers of Grupo Mexico and/or of its affiliates. We cannot assure you that the interests of Grupo Mexico will not conflict with those of our minority stockholders.

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

We cannot assure you that an increase in the financial obligations of Grupo Mexico or AMC, which may be attributable to financing or to other reasons, will not result in a scenario in which our parent corporations obtain loans, increase dividends or receive other funding from us.

In addition, we have in the past engaged in, and expect to continue engaging in, transactions with Grupo Mexico and its other affiliates that are related party transactions and may present conflicts of interest. For additional information regarding the share ownership of, and our relationships with, Grupo Mexico and its affiliates, see Note 17 “Related Party Transactions” to the consolidated financial statements.

Unanticipated litigation or negative developments in pending litigation or with respect to other contingencies may adversely affect our financial condition and results of operations.

We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. If rulings are against the Company, these legal proceedings, or others that could be brought against us in the future, may adversely affect our financial position or prospects. For further detailed discussion of pending litigation, please see Note 13 “Commitment and Contingencies—Litigation matters” of the consolidated financial statements.

Developments in the United States, Europe and emerging market countries may adversely affect the Company business, our common stock price and our debt securities.

The business and market value of securities of companies with significant operations in Peru and Mexico is, to varying degrees, affected by the economic policies and market conditions in the United States, Europe and emerging market countries. Although economic policies and conditions in these countries may significantly differ from policies and conditions in Peru or Mexico, the business community’s reactions to developments in any of these countries may adversely affect the Company business or the market value or trading price of securities, including debt securities, of issuers that have significant operations in Peru or Mexico.

In addition, in recent years economic conditions in Mexico have shown increased correlation to U.S. economic conditions. Therefore, changes in economic policies and conditions in the United States could also have a significant adverse effect on Mexican economic conditions, affecting our business, the price of our common stock or debt securities. In 2017, the United States, Canada and Mexico began a discussion to update the North American Free Trade Agreement (“NAFTA”). In September 2018, the three countries reached an agreement on a new trade deal, which will be known as the United States—Mexico—Canada Agreement (“USMCA”). In June 2019, Mexico’s senate ratified the UMSCA. In December 2019, the three countries agreed to a new review of its regional trade pact, also concluding that the USMCA would replace NAFTA. On January 29, 2020, the U.S. ratified the USMCA and its President signed the USMCA into law. On July 1, 2020, the USMCA came into effect.

Although recent developments in the U.S. have reduced political instability, lifted consumer confidence and boosted the U.S. stock market, it is unclear if the U.S. government will enact new policies with regard to China that will reduce or eliminate trade tensions between the two countries. Despite being the COVID-19 pandemic epicenter, China began 2021 with a relatively optimistic economic growth outlook. A slowing in China’s economic growth and copper demand and continued trade tensions between the U.S. and China could result in lower copper prices which could have a material adverse impact on our business and results of operations. The adoption and expansion of trade restrictions; changes in the state of China-U.S. relations, including on-going trade tensions; or other governmental action related to taxes, tariffs, trade agreements or other policies are difficult to predict, and could adversely affect demand for our products, our costs, our customers, our suppliers and the U.S. economy, and consequently, could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Additionally, there is uncertainty in global markets due to the June 2016 referendum in the United Kingdom, which resulted in a vote to leave the European Union (“Brexit”). In December of 2020, the United Kingdom left the European Union after an 11-month transition period that started in January. Brexit may adversely affect global political, regulatory, economic and market conditions, including capital markets and foreign exchange markets, which could adversely affect our business, financial condition and results of operations. It is likely that instability and volatility will continue in global financial markets until the terms of certain mechanisms of Brexit are clear.

We cannot assure you that the market value or trading prices of our common stock and debt securities, will not be adversely affected by events in the United States or elsewhere, including emerging market countries.

Other international risks

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

Our international operations must comply with the U.S. Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws in the other jurisdictions in which we operate. There has been a substantial increase in global enforcement of these laws in recent years. As such, our corporate policies and processes may not prevent or detect all potential breaches of law. Any violation of those laws could result in significant criminal or civil fines and penalties, litigation, and loss of operating licenses or permits, and may damage our reputation, which could have a material adverse effect on our cash flows, results of operations and financial condition.

Our insurance does not cover most losses caused by the aforementioned risks. Consequently, our production, development and exploration activities in these countries could be substantially affected by factors out of our control, some of which could materially and adversely affect our financial position or results of operations.

We may be adversely affected by natural disasters, pandemics (including the recent coronavirus outbreak) and other catastrophic events, and by man-made problems such as terrorism, which could disrupt our business operations and our business continuity; additionally, disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters, adverse weather conditions, floods, pandemics (including the recent coronavirus outbreak), acts of terrorism and other catastrophic or geo-political events may cause damage or disruption at our operations and in international commerce as well as the global economy, and could have an adverse effect on our business, operating results, and financial condition.

Our results of operations may be materially adversely impacted by the ongoing coronavirus pandemic (COVID-19).

The global spread of the coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. Since the outbreak of the COVID-19 emerged in early 2020, it has quickly spread across the world.

The ongoing COVID-19 pandemic, coupled with the possibility that other pandemics may potentially arise in the future, represent significant risks for the Company, which include but are not limited to:

a) supply chain disruptions that make it difficult for the Company to order and receive the materials needed to produce its products and to ship finished products to our end customers,

b) financial risks pertaining to receivables due from customers that may become insolvent or otherwise unable to meet their financial obligations,

c) government responses, including mandates that make it difficult to remain open for business; restrict imports of raw materials or exports of finished goods; prohibit the Company’s products from being sold in their countries, and other seen and unforeseen actions taken by government entities,

d) absenteeism or loss of employees at our Company, or at our affiliated companies, which involves workers needed to develop, validate, manufacture and perform other necessary functions for our operations, whether due to health reasons or government restrictions,

e) equipment failures due to maintenance postponements, loss of utilities and other disruptions that could impact our operations or render them inoperable,

f) litigation or government actions against the Company,

g) a local or global recession or depression that could harm the international banking system, limiting demand for all products, including those made by the Company,

h) disruption of banking and financial institutions, which may limit access to loans, and

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

A significant portion of our operations is conducted in Peru. Accordingly, our business, financial condition or results of operations could be affected by changes in economic or other policies of the Peruvian government or other political, regulatory or economic developments in the country. Over the past several decades, Peru has had a succession of regimes with differing policies and programs. In the twentieth century, past governments have frequently intervened in the nation’s economy and social structure. Among other actions, past governments have imposed controls on prices, exchange rates and local and foreign investments; placed limitations on imports; restricted companies’ abilities to dismiss employees and have prohibited the remittance of profits to foreign investors.

In 2019 and 2020, Peru continued to experience heightened political instability in a context marked by ongoing investigations into allegations of corruption (Operation Car Wash investigation) and confrontation on the political scene. Significant political turmoil in Peru led to a shutdown of the Peruvian Congress and the removal of two Peruvian presidents.

Because we have significant operations in Peru, we cannot provide any assurance that political developments and economic conditions, including any changes to economic policies or the adoption of other reforms proposed by existing or future administrations, in Peru and/or other factors will have no material adverse effects on market conditions, the prices of our securities, our ability to obtain financing, our results of operations, or our financial condition.

Mexican economic and political conditions, as well as drug-related violence, may have an adverse impact on our business.

The Mexican economy is highly sensitive to economic developments in the United States, mainly because of its high level of exports to this market. Other risks in Mexico are increases in taxes on the mining sector and higher royalties, such as those enacted in 2013. As has occurred in other metal producing countries, the mining industry may be perceived as a source of additional fiscal revenue.

In addition, public safety organizations in Mexico are under significant stress, as a result of drug-related violence. This situation creates potential risks, particularly for transportation of minerals and finished products, which may affect a small portion of our production. Drug-related violence has had a limited impact on our operations, as it has tended to concentrate outside of our areas of production. The potential risks to our operations might increase if the violence spreads to our areas of production.

Because we have significant operations in Mexico, we cannot provide any assurance that political developments and economic conditions, including any changes to economic policies or the adoption of other reforms proposed by existing or future administrations in Mexico, or the advent of drug-related violence in the country, will have no material adverse effect on market conditions, the prices of our securities, our ability to obtain financing, our results of operations or our financial condition.

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

Inflation in Peru in 2020, 2019 and 2018 was 2.0%, 1.9% and 2.5%, respectively. The value of the sol depreciated against the U.S. dollar 9.3% and 4.1% in 2020 and 2018, respectively but it appreciated 1.8% in 2019. Although the Peruvian government’s economic policy reduced inflation and the economy has experienced significant growth in recent years, we cannot assure you that inflation will not increase from its current level or that such economic growth will continue in the future at similar rates or at all. Additionally, a global financial economic crisis could negatively affect the Peruvian economy.

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

Although all of our Mexican operations’ sales of metals are priced and invoiced in U.S. dollars, a substantial portion of its costs are denominated in pesos. Accordingly, when inflation in Mexico increases without a corresponding depreciation of the peso, the net income generated by our Mexican operations is adversely affected. The annual inflation rate in Mexico was 3.2% in 2020, 2.8% in 2019 and 4.8% in 2018.

At the same time, the peso has been subject in the past to significant volatility, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso relative to the U.S. dollar decreased by 5.9% in 2020, and it increased by 4.3% and 0.3% in 2019 and 2018, respectively.

Currently, the Mexican government does not restrict the ability of Mexican companies or individuals to convert pesos into dollars or other currencies. While we do not expect the Mexican government to impose any restrictions or exchange control policies in the future, it is an area we closely monitor. We cannot assure you the Mexican government will maintain its current policies with regard to the peso or that the peso’s value will not fluctuate significantly in the future. The imposition of exchange control policies could impair Minera Mexico’s ability to obtain imported goods and to meet its U.S. dollar-denominated obligations and could have an adverse effect on our business and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We were incorporated in Delaware in 1952. Our corporate offices in the United States are located at 1440 East Missouri Avenue Suite 160, Phoenix, Arizona 85014. Our Phoenix telephone number is (602) 264-1375. Our corporate offices in Mexico are located in Mexico City and our corporate offices in Peru are located in Lima. Our website is www.southerncoppercorp.com. We believe that our existing properties are in good condition and adequate to conduct of our business.

REVIEW OF OPERATIONS

The following maps show the locations of our principal mines, smelting facilities and refineries. We operate open-pit copper mines in the southern part of Peru—at Toquepala and Cuajone—and in Mexico, at La Caridad and Buenavista. We also operate five underground mines that produce zinc, copper, silver and gold.

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

CONCENTRATING

The copper ore with a copper grade over 0.4% from the primary crusher or the copper, zinc and lead-bearing ore from the underground mines is transported to a concentrator plant where gyratory crushers break the ore into sizes no larger than three-quarter of an inch. The ore is then sent to a mill section where it is ground to the consistency of fine powder. The finely ground ore is mixed with water and chemical reagents and pumped as a slurry to the flotation separator, where it is mixed with certain chemicals. In the flotation separator, reagent solutions and air pumped into the flotation cells cause the minerals to separate from the waste rock and bubble to the surface where they are collected and dried.

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

COPPER ROD PLANT

To produce copper rod, copper cathodes are first smelted in a furnace and then dosed in a casting machine. The dosed copper is then extruded and passed through a cooling system that begins solidification of copper into a 60×50 millimeter copper bar. The resulting copper bar is gradually stretched in a rolling mill to achieve the desired diameter. The rolled bar is then cooled and sprayed with wax as a preservation agent and collected into a rod coil that is compacted and sent to market.

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

SULFURIC ACID PRODUCTION

Sulfur dioxide gases are produced in the copper smelting and zinc roasting processes. As a part of our environmental preservation program, we treat the sulfur dioxide emissions at two of our Mexican plants and at our Peruvian processing facilities to produce sulfuric acid, some of which is, in turn, used for the copper leaching process; the balance is sold to mining and fertilizer companies located mainly in Mexico, Peru, United States and Chile.

SILVER AND GOLD REFINING

Silver and gold are recovered from copper, zinc and lead concentrates in the smelters and refineries and from slimes through electrolytic refining.

KEY PRODUCTION CAPACITY DATA

We own all production facilities. The table below provides details on the locations of production facilities as of December 31, 2020 by reportable segment, the processes used, and the key production and capacity data for each location:

				2020	2020 Capacity
Facility Name	Location	Process	Nominal Capacity(1)	Production	Use(3)
PERUVIAN OPEN‑PIT UNIT
Mining Operations
Cuajone open‑pit mine	Cuajone (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	90.0 ktpd—ore milled	82.5	91.7%
Toquepala open‑pit mine; Concentrator I	Toquepala (Peru)	Copper ore milling and recovery, copper and molybdenum concentrate production	60.0 ktpd—ore milled	57.3	95.5%
Concentrator II			60.0 ktpd—ore milled	52.0	86.7%
Toquepala SX‑EW plant	Toquepala (Peru)	Leaching, solvent extraction and cathode electrowinning	56.3 ktpy—refined	26.0	46.2%
Processing Operations
Ilo copper smelter	Ilo (Peru)	Copper smelting, blister, anodes production	1,200.0 ktpy—concentrate feed	1,210.6	100.9%
Ilo copper refinery	Ilo (Peru)	Copper refining	294.8 ktpy—refined cathodes	286.3	97.1%
Ilo acid plants	Ilo (Peru)	Sulfuric acid	1,817.55 ktpy—sulfuric acid	1,203.9	66.2%
Ilo precious metals refinery	Ilo (Peru)	Slime recovery & processing, gold & silver refining	460 tpy	365.4	79.4%
MEXICAN OPEN‑PIT UNIT
Mining Operations
Buenavista open‑pit mine; Concentrator I	Sonora (Mexico)	Copper ore milling & recovery, copper concentrate production	82.0 ktpd—milling	84.2	102.7%
Concentrator II			100.0 ktpd—milling	115.3	115.3%
Buenavista: SX‑EW plant I	Sonora (Mexico)	Leaching, solvent extraction & refined cathode electrowinning	11.0 ktpy—refined	—	—%
SX‑EW plant II			43.8 ktpy—refined	25.9	59.1%
SX‑EW plant III			120.0 ktpy—refined	72.3	60.3%
La Caridad open‑pit mine	Sonora (Mexico)	Copper ore milling & recovery, copper & molybdenum concentrate production	94.5 ktpd—milling	95.5	101.1%
La Caridad SX‑EW plant	Sonora (Mexico)	Leaching, solvent extraction & cathode electrowinning	21.9 ktpy—refined	25.8	118.0%
Processing Operations
La Caridad copper smelter	Sonora (Mexico)	Concentrate smelting, anode production	1,000 ktpy—concentrate feed	1,029.5	102.9%
La Caridad copper refinery	Sonora (Mexico)	Copper refining	300 ktpy copper cathode	240.4	80.1%
La Caridad copper rod plant	Sonora (Mexico)	Copper rod production	150 ktpy copper rod	129.4	86.3%
La Caridad precious metals refinery	Sonora (Mexico)	Slime recovery & processing, gold & silver refining	1.8 ktpy—slime	1.0	56.1%
La Caridad sulfuric acid plant	Sonora (Mexico)	Sulfuric acid	1,565.5 ktpy—sulfuric acid	967.5	61.8%
IMMSA UNIT
Underground mines
Charcas	San Luis Potosi (Mexico)	Copper, zinc, lead milling, recovery & concentrate production	1,460 ktpy—ore milled	1,145.9	78.5%
San Martin	Zacatecas (Mexico)	Lead, zinc, copper & silver mining, milling recovery & concentrate production	1,606 ktpy—ore milled	1,355.1	84.4%
Santa Barbara	Chihuahua (Mexico)	Lead, copper and zinc mining & concentrates production	2,190 ktpy—ore milled	1,732.6	79.1%
Santa Eulalia	Chihuahua (Mexico)	Lead & zinc mining and milling recovery & concentrate production	547.5 ktpy—ore milled	8.5	1.6%
Taxco(2)	Guerrero (Mexico)	Lead, zinc silver & gold mining recovery & concentrate production	730 ktpy—ore milled	—	—%
Processing Operations
San Luis Potosi zinc refinery	San Luis Potosi (Mexico)	Zinc concentrates refining	105.0 ktpy zinc cathode	102.4	97.6%
San Luis Potosi sulfuric acid plant	San Luis Potosi (Mexico)	Sulfuric acid	180.0 ktpy sulfuric acid	181.0	100.6%

ktpd = thousands of tons per day

ktpy = thousands of tons per year

Tpy = tons per year

(1)	Our estimates of actual capacity under normal operating conditions contemplating an allowance for normal downtime for repairs and maintenance and are based on the average metal content for the relevant period.
(2)	The Taxco mine has been on strike since July 2007. The Company restored production at the San Martin mine in the second quarter of 2019.
(3)	In some cases, real production exceeds nominal capacity due to higher grades and recovery rates.

PROPERTY BOOK VALUE

As of December 31, 2020, net book values of property and mine development were as follows (in millions):

Peruvian operations:
Cuajone	$722.5
Toquepala	1,908.5
Tia Maria project	333.6
Ilo and other support facilities	629.5
Construction in progress	611.3
Total Peru	$4,205.4
Mexican open‑pit operations:
Buenavista mine and concentrator plants	$2,271.9
Buenavista SX‑EW and Quebalix	1,032.4
La Caridad mine and concentrator plant	351.6
La Caridad support facilities	385.1
Construction in progress	420.5
Total Mexico Open Pit	$4,461.5
Mexican IMMSA unit:
San Luis Potosi	$113.2
Zinc electrolytic refinery	67.9
Charcas	70.6
San Martin	80.7
Santa Barbara	69.4
Taxco	2.9
Santa Eulalia	53.1
Nueva Rosita	29.4
Construction in progress and other facilities	66.2
Total IMMSA Unit	$553.4
Other property:
El Pilar	$87.9
Mexicana del Arco	50.6
Total	$138.5
Mexican administrative offices	$99.9
Total Mexico	$5,253.3
Total Southern Copper Corporation	$9,458.7

SUMMARY OPERATING DATA

The following table contains certain operating data underlying our financial and operating information for each of the periods indicated.

				Variance
	Year Ended December 31,			2020 -2019		2019 -2018
	2020	2019	2018	Volume	%	Volume	%
COPPER (thousand pounds):
Mined
Peru open‑pit
Toquepala	505,116	510,752	316,849	(5,636)	(1.1)%	193,903	61.2%
Cuajone	371,837	344,787	354,016	27,050	7.8%	(9,229)	(2.6)%
SX‑EW Toquepala	57,342	58,045	58,480	(703)	(1.2)%	(435)	(0.7)%
Mexico open‑pit
La Caridad	241,783	236,249	233,882	5,534	2.3%	2,367	1.0%
Buenavista	735,398	745,073	716,239	(9,675)	(1.3)%	28,834	4.0%
SX‑EW La Caridad	56,981	57,160	58,232	(179)	(0.3)%	(1,072)	(1.8)%
SX‑EW Buenavista	216,470	220,711	196,788	(4,241)	(1.9)%	23,923	12.2%
IMMSA unit	22,711	18,222	13,715	4,489	24.6%	4,507	32.9%
Total Mined	2,207,638	2,190,999	1,948,201	16,639	0.8%	242,798	12.5%
Smelted
Peru open‑pit
Blister Ilo	9,177	—	5,799	9,177	100.0%	(5,799)	(100.0)%
Anodes Ilo	762,700	700,009	760,060	62,691	9.0%	(60,051)	(7.9)%
Mexico open‑pit
Anodes La Caridad	625,414	612,122	631,056	13,292	2.2%	(18,934)	(3.0)%
Total Smelted	1,397,291	1,312,131	1,396,915	85,160	6.5%	(84,784)	(6.1)%
Refined
Peru Open‑pit
Cathodes Ilo	631,118	565,810	645,191	65,308	11.5%	(79,381)	(12.3)%
SX‑EW Toquepala	57,342	58,045	58,480	(703)	(1.2)%	(435)	(0.7)%
Mexico Open‑pit
Cathodes La Caridad	529,997	510,602	527,306	19,395	3.8%	(16,704)	(3.2)%
SX‑EW La Caridad	56,981	57,160	58,232	(179)	(0.3)%	(1,072)	(1.8)%
SX‑EW Buenavista	216,470	220,712	196,788	(4,242)	(1.9)%	23,924	12.2%
Total Refined	1,491,908	1,412,329	1,485,997	79,579	5.6%	(73,668)	(5.0)%
Rod Mexico Open‑pit—La Caridad	285,363	314,661	324,403	(29,298)	(9.3)%	(9,742)	(3.0)%
SILVER (thousand ounces)
Mined
Peru Open‑pit
Toquepala	3,341	3,421	2,132	(80)	(2.4)%	1,289	60.5%
Cuajone	2,400	2,207	2,280	193	8.8%	(73)	(3.2)%
Mexico Open‑pit
La Caridad	2,266	1,947	2,085	319	16.4%	(138)	(6.6)%
Buenavista	5,550	5,755	5,162	(205)	(3.6)%	593	11.5%
IMMSA unit	7,983	6,943	5,649	1,040	15.0%	1,294	22.9%
Total Mined	21,540	20,273	17,308	1,267	6.2%	2,965	17.1%
Refined
Peru—Ilo	3,967	3,344	3,884	623	18.7%	(540)	(13.9)%
Mexico—La Caridad	8,128	8,049	8,496	79	1.0%	(447)	(5.3)%
IMMSA unit	1,793	1,195	1,203	598	50.0%	(8)	(0.7)%
Total Refined	13,888	12,588	13,583	1,300	10.3%	(995)	(7.3)%
MOLYBDENUM (thousand pounds)
Mined
Toquepala	22,088	16,043	9,169	6,045	37.7%	6,874	75.0%
Cuajone	9,315	7,242	6,832	2,073	28.6%	410	6.0%
Buenavista	12,058	13,487	10,842	(1,429)	(10.6)%	2,645	24.4%
La Caridad	23,226	22,500	21,626	726	3.2%	874	4.0%
Total Mined	66,687	59,272	48,469	7,415	12.5%	10,803	22.3%
ZINC (thousand pounds)
Mined IMMSA	151,964	162,970	156,038	(11,006)	(6.8)%	6,932	4.4%
Refined IMMSA	225,842	231,435	237,076	(5,593)	(2.4)%	(5,641)	(2.4)%

SLOPE STABILITY:

Peruvian Operations

The Toquepala and Cuajone pits are each approximately 930 meters deep. Under the present mine plan configuration the Toquepala pit will reach a depth of 1,605 meters and the Cuajone pit will reach a depth of 1,380 meters. The increases in the depth of the pits present us with a number of geotechnical challenges. Perhaps the foremost concern is the possibility of slope failure, which all open-pit mines face. In the past, in order to maintain slope stability, we have decreased pit slope angles, installed additional or duplicate haul road access, and increased stripping requirements. We have also responded to hydrological conditions and removed material displaced by slope failures. To meet the geotechnical challenges relating to slope stability of the open-pit mines, we have taken the following steps:

In the late 1990s, we hosted round table meetings with a group of specialists to review pit designs for mines with depths greater than 700 meters. Based on the concepts defined at these meetings, we initiated slope stability studies to define the mining of reserves by optimum design. The studies were completed in 2000 and we believe we have implemented the study recommendations. One of the major changes implemented was slope angle reduction at both mines.

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

In 2013, a mining consulting group began a study of dump stability at the Toquepala mine. This study assessed the current stability of the dumps and is developing a geotechnical campaign to obtain information to assess the stability of the future and final stages of the dumps. In 2016, the stability study was resumed by executing geophysical test and test pits to characterize the dumps. The execution of sonic perforations and complementary geophysical tests are currently pending. On December 2016, the consultants also presented the report “Slope Stability Analysis in Deposits of Waste and Leachable Material”.

In 2016, the mining consultants presented the final report “Physical Stability of the Quebrada Honda tailings dam.” This study consisted in the development of geotechnical investigations, static, seismic and post-seismic stability analysis, filtration analysis, deformation analysis, liquefaction potential analysis and dynamic analysis.

In 2016, as part of the slope stability upgrade study, a geotechnical and hydrological oriented drill program of 3,470 meters was executed at the Toquepala mine. This program was conducted in order to complement the study and to gain a better understanding of the behavior of the rock mass. The geotechnical drilling program involved 11 diamond drill holes, six geotechnical drills and five hydrogeological drills, all of which entailed geological and geotechnical logging. During the execution of these hydrogeological drills, permeability tests in the rock were executed as well as slug tests and constant load tests. Additionally, instrumentation was implemented with five vibrating wire piezometers for the monitoring of water table and to give support to the hydrogeological model. In 2016, the external mining consultants began the report for phase three of this study, which was concluded in 2017. They submitted and updated the block models of inter-ramp angles, the model of rock mass, the hydrogeological model and the 3D structural model. In addition, fieldwork continued on the “Slope Stability Analysis in Deposits of Waste and Leachable Material” study by executing geophysical tests, sampling and laboratory tests of soil mechanics. This study was concluded and submitted by the external consultants in 2018.

Additionally, in 2018 we dedicated efforts to update the geotechnical pit models, which are essential to perform the analysis of slope stability. Related to this, we have carried out actions, including the completion of the geotechnical database implementation, laboratory testing, training, and other important aspects. In 2019, external consultants performed the “2019 Update of Slope Stability Analysis in Deposits of Waste and Leachable Material” study. In addition, an IBIS ArcSAR radar was incorporated into the pit slope monitoring system; this radar equipment offers greater coverage, five kilometers of maximum range and reduced scanning time. Sub- horizontal drains were also implemented for pit slope depressurization.

In 2020, external consultants performed the “Stability Study of the Toquepala Pit in Current Conditions” and “Stability Study of the North, South, East, Northwest Waste Deposits and South Run of Mine (ROM) and Northwest Leach Deposits.” In addition, another IBIS ArcSAR radar, which has a maximum range of five kilometers and offers reduced scanning time, was incorporated into the pit slope monitoring system. We also implemented a database for geotechnical drillholes, implemented the project “Automation and Real Time Monitoring of geotechnical instrumentation in the Pit and Quebrada Honda Tailings Dam” and conditioned a location to install three radars to conduct geotechnical monitoring of the Quebrada Honda Tailings Dam.

In recent years, we have made significant efforts to conduct stability studies of the slopes of the pit, dumps and leachable deposits and tailings to safeguard personnel and equipment; ensure the continuity of operations; and comply with Peruvian regulations.

Cuajone:

At the Cuajone mine, in 2007 in order to minimize the damage to the slopes caused by production blast vibrations, blasting control using three pre-split drills was implemented. Also, the slope monitoring system with reflection prisms has been replaced by a system using slope monitoring radar. In February 2012, the first radar equipment was put in service and in August 2013, the second radar installation and a geotechnical surveillance camera was added. This system improved the reliability and continuity of monitoring, improved the quality of information used to evaluate the performance of the slopes and helped better anticipate the risk of instability. The sub-surface deformation and the water level are still monitored with inclinometers and piezometers. In September 2012, we completed a program of oriented geotechnical drilling totaling 17,938 meters, and in May 2013 we completed a program of vertical geotechnical drilling totaling 2,814 meters, with hydraulic tests performed on rock and subsequently instrumented with inclinometers/piezometers. The geotechnical and hydraulic information obtained from the two programs will be used in the development of a geotechnical study for the new 15-year mine development plan (2015-2029). Additionally, in 2013, we drilled 772 meters of sub-horizontal holes to drain the east slope of the pit. The geotechnical study for the new 15-year mine development plan was completed at the end of 2015, and the result of this study is the increase of the inter ramp angle by an average of three degrees and include 40 meters wide geotechnical berms for inter ramp heights above 150 meters. This study also contains recommendations for improving the stability of the pit slopes.

In 2013, the Board of Directors approved a project to improve slope stability in the southern area of the Cuajone mine, which will remove approximately 148 million tons of waste material to improve the mine design without reducing our actual production level. As of December 31, 2020, 146.4 million tons of waste material had been removed. For further information see Item 7 “Management Discussion and Analysis—Capital Investment Program.”

In 2017, we installed three vibration monitoring stations and ten digital extensometers to monitor surface deformations on waste dumps in real time. We also completed the detailed engineering for the construction of the coronation channel in the west Torata waste dump. In 2018, we began to operate the first radar to monitor blasting vibrations and set up a second geotechnical surveillance camera. This equipment will allow us to improve control over the walls of the pit and to anticipate possible damages.

In 2020, equipment to extract rock samples was implemented in the rock mechanics laboratory. This equipment allows us to obtain cylindrical rock specimens and perform rock mechanics tests under current technical standards and norms. A drone was also incorporated in the slope reconciliation activities to obtain detailed topographic information on the slopes and identify good practices or opportunities to build stable walls.

To increase the possibility of mining in the event of a slide, we have provided for two extraction ramps for each open-pit mine. While these measures cannot guarantee that a slope failure will not occur, we believe that our mining practices are sound and that the steps taken and the ongoing reviews performed are a prudent methodology for open-pit mining.

Mexican operations

In 2004, our 15-year mine plan study for the La Caridad mine was awarded to an independent consulting firm to conduct a geotechnical evaluation. The purpose of the plan was to develop a program of optimum bench design and inter-ramp slope angles for the open-pit. The results of the evaluation presented by the consultants included a recommendation of a maximum average bench face angle of 72 degrees. Additionally, single benching was recommended for the upper sections of the west, south and east walls of the main pit. Double benching was recommended for the lower levels of the main pit and single benching for the upper slope segments that consist of either alluvial material, mine waste dumps or mineralized stockpile material. Alternatively, slopes in these types of materials, may be designed with an overall 37-degree slope. The geostructural and geotechnical parameters recommended were applied in the pit design for the new life of mine plan for La Caridad mine, which was prepared in 2015. This mine plan replaced the 15-year mine plan prepared in 2010. However, since final pit limits have yet to be established at La Caridad, all current pit walls are effectively working slopes. Geostructural and geotechnical data collected at the open-pit mine from cell-mapping and oriented-core drilling databases provided the basis for the geotechnical evaluation and recommendations.

In 2019, we assigned an independent consulting firm to conduct a geotechnical study of La Caridad, which included the Bella Union area, based on a 15-year mining plan. The results of this study included recommendations on geostructural and geotechnical parameters. These were applied to the pit design for the new mine plan for La Caridad, which replaced the 15-year mine plan prepared in 2015. We continue to collect new information related to geotechnical data and other geology features from the mine pit and diamond drill hole to ensure structural security and improve the geotechnical data base for future studies.

At the Buenavista mine, we are following the recommendations produced by a geotechnical evaluation of the design slope for the 15-year pit plan. This evaluation was prepared by an independent mine consulting firm. The assessment included the determination of optimum pit slope design angles and bench design parameters for the proposed mine plan. The objective of the study was: (1) to determine optimum inter-ramp slope angles and bench design parameters for the 15-year plan and (2) to identify and analyze any potential major instability that could adversely impact mine operation. In 2012, we installed a radar system to monitor the walls of the mine.

The following recommendations were made for the Buenavista mine: inter-ramp slope design angles for the 15-year pit plan for all of the 21 design sectors defined on a rock-fabric-based catch bench analysis, using double bench, can range from 48° and 55°, and the inter-ramp slope angles are based on geometries obtained from the back-break analysis using 80% reliability of achieving the required 7.5 meter catch bench width for a single bench configuration and 10.6 meter catch bench width for a double bench configuration. Preliminary observations suggest the 15-year pit walls may be relatively free-draining; the back-break analysis assumed depressurized conditions of mine benches, and the inter-ramp stability analysis were performed for both saturated and depressurized conditions.

A pit dewatering/depressurization plan for the Buenavista mine was also recommended to address the issues of open-pit drainage, dewatering plan and future slope depressurization. Phase I of the geohydrological study was completed by an independent consultant. The analysis included a preliminary assessment and work plan implementation.

In 2011, five wells for extraction and monitoring were drilled close to the mine. Also, we began a drilling program to monitor possible water filtration beyond the limits of the open-pit mine. All the information obtained from these well drilling programs has been analyzed and included in the hydrologic model. The open-pit dewatering program from the bottom benches also continued in 2012 with a drilling program of 3,797 meters, which was conducted at ~~in~~ several monitoring wells to ensure the ability to continue with the current mining plan.

In 2013, Buenavista continued the drilling program monitoring the extraction wells in the area of Increment (Phase) five of the mine and beyond the current limits of the open pit mine.

In 2013, the program to dewater the Buenavista pit bottom continued, in accordance with the short and medium term mine plans. Pumping from sumps located in Increment five, permitted mining of high-grade copper blocks. Concurrent with this operational task, a geophysical study was conducted to determine the best locations for water extraction wells to control the inflow of water to the pit bottom and allow us to continue our mining operations. The water extracted is being used for various purposes, including road irrigation for dust mitigation. The geophysical investigation also permitted the location of underground workings and filtration and seepage through fractures.

A total of 7,339 meters was drilled in 2013 for 30 extraction wells, three of these wells are located in the area of Increment (Phase) five. The rest were drilled at various locations outside of the current open pit mine limit.

In 2014, we continued collecting new geotechnical information from two exploration drilling projects; this data is available to analyze the geotechnical data base for new studies in accordance with slope angle for the open pit excavations. In the free face benches at the open pit mine operations, the cell-mapping were prepared to increment the geotechnical database. Following the recommendations of the geotechnical evaluation, we continued monitoring the walls using the radar system.

Various studies are now being conducted by outside specialized consultants to establish long-range mine water management objectives and implement recommendations for the efficient use of this resource. We are also conducting a geotechnical study and a diamond drilling program with an independent consulting firm in order to obtain additional geotechnical information, which will allow us to verify the slope stability for the long-term mine plan. In addition, slope monitoring continues with the SSR 160 radar.

In July 2020, the OMNI 505 radar began operating. As such, we currently have two working radars, which allow us to cover 95% of the slopes in the operating areas of the mine. We also plan to add two total stations with prisms to this instrumentation. In addition, we expect to begin developing a geotechnical model for the mine, which includes reviewing the hydrological model of the deposit.

Tailings Dams

Tailings are comprised of solid particles originating at the concentrator plants during the grinding process that, combined with water, are sent to specially built structures where they are impounded. The water is recovered to be reused in the process.

Tailings dams are basically built in two manners: by using the coarse fraction from the same tailings or by using external material, often known as “borrowed material” such as rock, clay etc. We believe SCC’s tailings dams are built with the highest quality standards and engineering practices. We comply with and at times exceed the national norms and recommendations of the International Commission on Large Dams (ICOLD). In addition, we maintain a committee including both internal and external specialists, which periodically review the safety and operation of each dam. In 2020, we implemented the project “Automation and Real Time Monitoring of geotechnical instrumentation in the Pit and Quebrada Honda Tailings Dam” and conditioned a location to install three radars to conduct geotechnical monitoring of the Quebrada Honda Tailings Dam. We do not expect that these activities will generate any adverse material effects in our operations.

We have six tailings dams in operation in Mexico and one in Peru as follows:

Country	Operation	Name	Current Height	Material	Method
Mexico	Buenavista	Tailings dam # 3	100 meters	Borrowed	Downstream
Mexico	Buenavista	New tailings dam	92 meters	Borrowed	Downstream
Mexico	La Caridad	Tailings dam # 7	189 meters	Borrowed	Downstream
Mexico	Charcas	Tailings dam	55 meters	Coarse tailings	Upstream
Mexico	Santa Barbara	Noriega dam	45 meters	Coarse tailings	Upstream
Mexico	Santa Eulalia	Tailings dam	73 meters	Coarse tailings	Upstream
Peru	Cuajone and Toquepala	Quebrada Honda	133 meters	Coarse tailings	Downstream

METAL PRODUCTION BY SEGMENTS

The descriptions below provide details on the operations and other information relating to the operations included in each of our three segments.

PERUVIAN OPERATIONS

Operations in our Peruvian segment include the Cuajone and Toquepala mine complexes and the smelting and refining plants, the industrial railroad that links Ilo, Toquepala and Cuajone and the port facilities.

The map below indicates the approximate location of, and access to, our Cuajone and Toquepala mine complexes and our Ilo processing facilities:

100,000 E
150,000 E
200,000 E
250,000 E
300,000 E
350,000 E
400,000 E
450,000 E
500,000 E
550,000 E
8'250,000 N
8'200,000 N
8'150,000 N
8'100,000 N
8'050,000 N
8'000,000 N
N
0 25 50 100Km.
Graphic Scale
TITICACA LAKE
AREQUIPA
PANAMERICAN HIGHWAY
TIA MARIA PROJECT
MOQUEGUA
CUAJONE MINE
TOQUEPALA MINE
TAILS DAM
SMELTER
REFINERY
ILO
SPCC PORT
PACIFIC
OCEAN
BOLIVIA
TACNA
CHILE
COASTAL HIGHWAY
LEYEND
HIGHWAY
ROAD
SPCC TRAIN
TOWN
SPCC FACILITIES
ECUADOR
COLOMBIA
BRASIL
PERU
Lima
PACIFIC OCEAN
BOLIVIA
Arequipa
Ilo
Tacna
CHILE

PERUVIAN MINES AND PROCESSING FACILITIES

Date: January 2021

Scale: Graphic (km)

We conduct ongoing maintenance and improvement programs to ensure the satisfactory performance of our equipment. We believe all our Peruvian plant’s equipment is in good physical condition and suitable for our operations.

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

The table below shows production information for 2020, 2019 and 2018 for our Cuajone operations:

					Variance 2020 -
					2019
		2020	2019	2018	Volume	%
Mine annual operating days		366	365	365
Mine
Total ore mined	(kt)	30,183	29,017	29,571	1,166	4.0%
Copper grade	(%)	0.666	0.644	0.651	0.022	3.4%
Leach material mined	(kt)	2,084	1,513	1,122	571	37.7%
Leach material grade	(%)	0.704	0.483	0.456	0.221	45.8%
Stripping ratio	(x)	3.03	4.04	4.71	(1.01)	(25.0)%
Total material mined	(kt)	130,047	153,911	175,177	(23,864)	(15.5)%
Concentrator
Total material milled	(kt)	30,110	29,056	29,575	1,054	3.6%
Copper recovery	(%)	84.23	83.65	83.40	0.58	0.7%
Copper concentrate	(kt)	664.1	625.5	660.7	38.6	6.2%
Copper in concentrate	(kt)	168.7	156.4	160.6	12.3	7.9%
Copper concentrates average grade	(%)	25.40	25.00	24.31	0.40	1.6%
Molybdenum
Molybdenum grade	(%)	0.022	0.019	0.019	0.003	15.8%
Molybdenum recovery	(%)	64.28	59.23	55.63	5.05	8.5%
Molybdenum concentrate	(kt)	7.8	6.1	5.8	1.7	27.9%
Molybdenum concentrate average grade	(%)	54.29	54.03	53.30	0.26	0.5%
Molybdenum in concentrate	(kt)	4.2	3.3	3.1	0.9	27.9%

Key: kt = thousand tons

x = Stripping ratio obtained dividing waste by leachable material plus ore mined.

Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Geology

The Cuajone porphyry copper deposit is located on the western flank of Cordillera Occidental in the southern-most region of the Andes mountains range of Peru. The deposit is part of a mineral district that contains two additional known deposits, Toquepala and Quellaveco. The copper mineralization at Cuajone is typical of porphyry copper deposits.

The Cuajone deposit is located approximately 30 kilometers north-west from the Toquepala deposit and is part of the Toquepala Group, which dates back approximately 60 to 100 million years (Upper Cretaceous to Lower Tertiary). The Cuajone lithology contains volcanic rocks from the Cretaceous to the Quaternary period. The deposit contains 50 rock types including, pre-mineral rocks, basaltic andesite, porphyritic rhyolite, Toquepala dolerite, Toquepala rhyolite and intrusive rocks, including diorite, porphyritic latite, breccias and dikes. In addition, the following post-mineral rocks are present: the Huaylillas and Chuntacala formations, which have been formed by conglomerates, tuffs sequence, traquites and agglomerates. These formations date from nine to 23 million years. There is also the occurrence of Quaternary rocks, which were formed by alluvial and colluvial mainly located in slopes of hills and streams.

The mineralogy is simple and is evenly distributed. It is mainly composed of minerals such as chalcopyrite (CuFeS2), chalcosine (Cu2S) and molybdenite (MoS2) with occasional presence of galena, enargite and tetraedrite, none of which have economic value.

Mine exploration

Exploration activities during the drill campaign in 2020 were as follows:

Studies	Meters	Holes	Notes
Infill drilling	3,900	14	To obtain additional information to improve confidence in our block model.
Geotechnical	1,830	8	To confirm the continuity of major structures and the quality of rock mass.

Concentrator

Our Cuajone operations use state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit to coordinate inflows and optimize operations. Material with a copper grade over 0.35% is loaded onto an overland conveyor belt and sent to the milling circuit, where giant rotating crushers reduce the size of the rocks to approximately one-half of an inch. The ore is then sent to the ball mills, which grind it to the consistency of fine powder. The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells to produce foam for floating the copper and molybdenum minerals while waste materials called tailings are separated. This copper-molybdenum bulk concentrate is then treated by inverse flotation, where molybdenum is floated and copper is depressed. The copper concentrate is shipped by rail to the smelter at Ilo and the molybdenum concentrate is packaged for shipment to customers. Sulfides under 0.35% copper are considered waste.

Tailings are sent to thickeners to recover water. The remaining tailings are sent to the Quebrada Honda dam, our principal tailings storage facility.

A major mill expansion was completed in 1999 and the eleventh primary mill began operations in January 2008. In December 2013, the high-pressure grinding roll was put in operation. At the end of 2016, the Larox filter press for molybdenum concentrate began operations. The overland primary crusher began operations in May 2018. The new tailings thickener began operations in September 2019.

Toquepala

Our Toquepala operations consist of an open-pit copper mine and two concentrators. We also refine copper at the SX-EW facility through a leaching process. Toquepala is located in southern Peru, 30 kilometers from Cuajone and 870 kilometers from Lima at an altitude of 3,220 meters above sea level. Access is by plane from Lima to the city of Tacna (1:40 hours) and then by the Pan-American highway to Camiara (1:20 hours) and by road to Toquepala (1 hour). Each concentrator has a milling capacity of 60,000 tons per day. The SX-EW facility has a production capacity of 56,000 tons per year of LME grade A copper cathodes. Overburden removal commenced in 1957 and ore production commenced in 1960. Our Toquepala operations utilize a conventional open-pit mining method to collect copper ore for further processing in our concentrators. The second concentrator began operations in the fourth quarter of 2018.

The table below contains production information for 2020, 2019 and 2018 for our Toquepala operations:

					Variance 2020 -
					2019
		2020	2019	2018	Volume	%
Mine annual operating days		366	365	365
Mine
Total ore mined	(kt)	39,383	38,248	22,701	1,135	3.0%
Copper grade	(%)	0.634	0.682	0.686	(0.048)	(7.0)%
Leach material mined	(kt)	52,838	96,700	104,126	(43,862)	(45.4)%
Leach material grade	(%)	0.195	0.161	0.160	0.034	21.1%
Stripping ratio	(x)	0.83	0.85	0.90	(0.02)	(2.4)%
Total material mined	(kt)	168,715	249,083	241,514	(80,368)	(32.3)%
Concentrator
Total material milled	(kt)	39,894	38,121	23,060	1,773	4.7%
Copper recovery	(%)	90.44	89.64	90.99	0.80	0.9%
Copper concentrate	(kt)	899.3	885.2	528.2	14.1	1.6%
Copper in concentrate	(kt)	229.1	231.7	143.7	(2.6)	(1.1)%
Copper concentrate average grade	(%)	25.48	26.20	27.21	(0.72)	(2.7)%
SX‑EW plant
Estimated leach recovery	(%)	23.71	23.72	24.11	(0.01)	(0.0)%
SX‑EW cathode production	(kt)	26.0	26.3	26.5	(0.3)	(1.1)%
Molybdenum
Molybdenum grade	(%)	0.036	0.033	0.028	0.003	9.1%
Molybdenum recovery	(%)	69.76	57.84	68.42	11.92	20.6%
Molybdenum concentrate	(kt)	18.1	13.1	7.5	5.0	38.2%
Molybdenum concentrate average grade	(%)	55.34	55.64	55.54	(0.30)	(0.5)%
Molybdenum in concentrate	(kt)	10.0	7.3	4.2	2.7	37.4%

Key: kt = thousand tons

x = Stripping ratio obtained dividing waste by leachable material plus ore mined.

Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Geology

The Toquepala porphyry deposit is located on the western slopes of Cordillera Occidental in the southern-most region of the Andes mountains range of Peru and approximately 120 kilometers from the border with Chile. This region extends into Chile and is home to many of the world’s most significant known copper deposits. The deposit is part of a mineral district that contains two additional known deposits, Cuajone and Quellaveco. The deposit is in a territory with intrusive and eruptive activities of rhyolitic and andesitic rocks, which are 70 million years old (Cretaceous-Tertiary) and have created volcanic lava. The lava is composed of rhyolites, andesites and volcanic agglomerates with a western dip and at an altitude of 1,500 meters. These series are known as the Toquepala Group. Subsequently, different intrusive activities occurred that broke and smelted the rocks of the Toquepala Group. These intrusive activities resulted in diorites, granodiorites and dikes of porphyritic dacite. Toquepala has a simple mineralogy with regular copper grade distribution. Economic ore is found as disseminated sulfurs throughout the deposit as veinlets that replenish empty places or as small aggregates. Ore minerals include chalcopyrite (CuFeS2), chalcosine (Cu2S) and molybdenite (MoS2). A secondary enrichment zone is also present with thicknesses between 0 and 150 meters.

Mine Exploration

Exploration activities during the drill campaign in 2020 were as follows:

Studies	Meters	Holes	Notes
Ore and leach confirmation to reserves and phases	15,055	20	To confirm the continuity of ore and leach material.

Concentrators

Our Toquepala concentrators use state-of-the-art computer monitoring systems to coordinate inflows and optimize operations. Material with a copper grade over 0.25% is loaded onto an overland conveyor belt and sent to the crushing circuit, where rotating crushers reduce the size of the rocks by approximately 85% to less than one-half of an inch. The ore is then sent to the rod and ball mills, which grind it in a mix with water to the consistency of fine powder. The finely ground powder mixed with water is then transported to flotation cells. Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings. The bulk concentrate with sufficient molybdenum content is processed to recover molybdenum by inverse flotation. This final copper concentrate with a content of approximately 26.5% of copper is filtered to reduce moisture to 8.5% or less. Concentrates are then shipped by rail to the Ilo smelter.

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

This facility processes copper oxides from Cuajone and copper sulfides from Toquepala. Copper oxides from Cuajone with a copper grade higher than 0.520%; acid solubility index higher than 51%; and a cyanide solubility index higher than 25% are leached. At Toquepala, the copper sulfides cutoff grade is 0.080% and therefore, material with a total copper grade between 0.080% and 0.294% is leached. Copper in solution produced at Cuajone is sent to Toquepala through an eight-inch pipe laid alongside the Cuajone-Toquepala railroad track.

Plant and equipment are supported by a maintenance plan and a quality management system to assure good physical condition and high availability. The SX-EW plant management quality system (including leaching operations) has been audited periodically since 2002 by an external audit company and found to be in compliance with the requirements of ISO 9001-2008, OHSAS 18001-2007 and ISO 14001-2015 standards.

Processing Facilities—Ilo

Our Ilo smelter and refinery complex is located in the southern part of Peru, 17 kilometers north of the city of Ilo, 121 kilometers from Toquepala, 147 kilometers from Cuajone and 871 kilometers from the city of Lima. Access is by plane from Lima to Tacna (1:40 hours) and then by highway to the city of Ilo (2:00 hours). Additionally, we maintain a port facility in Ilo, from where we ship our products and receive supplies. Products shipped and supplies received are moved between Toquepala, Cuajone and Ilo on our industrial railroad.

Smelter

Our Ilo smelter produces copper anodes for the refinery we operate as part of the same facility. When the copper produced by the smelter exceeds the refinery’s capacity, the excess is sold to other refineries around the world. In 2007, we completed a major modernization of the smelter. The nominal installed capacity of the smelter is 1,200,000 tons of copper concentrate per year. Copper concentrates from Toquepala and Cuajone are transported by railroad to the smelter, where they are smelted using an ISASMELT furnace, converters and anode furnaces to produce copper anodes with 99.7% copper. At the smelter, the concentrates are mixed with flux and other material and sent to the ISASMELT furnace producing a mixture of copper matte and slag, which is tapped through a taphole to either of two rotary holding furnaces, where these smelted phases will be separated. Copper matte contains approximately 63% copper. Copper matte is then sent to the four Pierce Smith converters, where the material is oxidized in two steps: (1) the iron sulfides in the matte are oxidized with oxygen enriched air and silica is added producing slag that is sent to the slag cleaning furnaces, and (2) the copper contained in the matte sulfides is then oxidized to produce blister copper, containing approximately 99.3% copper. The blister copper is refined in two anode furnaces by oxidation and sulfur is removed with compressed air injected into the bath. Finally, the oxygen content of the molten copper is adjusted by reduction by injecting liquefied petroleum gas with steam into the bath. Anodes, containing approximately 99.7% copper, are cast in two casting wheels. The smelter also can produce blister copper bars, especially when an anode furnace is undergoing general repairs.

The table below contains production information for 2020, 2019 and 2018 for our Ilo smelter plant:

					Variance 2020 -
					2019
Smelter		2020	2019	2018	Volume	%
Concentrate smelted	(kt)	1,210.6	1,075.5	1,187.7	135.1	12.6%
Average copper recovery	(%)	97.4	97.4	97.4	—	—
Anode production	(kt)	346.7	318.2	345.6	28.5	9.0%
Average anode grade	(%)	99.77	99.78	99.77	(0.01)	—%
Blister production	kt	4.2	—	2.7	4.2	100.0%
Average blister grade	(%)	99.29	—	99.24	99.29	100.00%
Sulfuric acid produced	(kt)	1,203.9	1,072.6	1,169.1	131.3	12.2%

Key: kt = thousand tons

The off gases from the smelter are treated to recover over 92% of the incoming sulfur received in the concentrates to produce 98.5% sulfuric acid. The gas stream from the smelter with 11.34% SO2 is split between two plants: The No. 1 acid plant (single absorption/single contact) and the No. 2 plant (double absorption/double contact). Approximately, 16% of the acid produced is used at our facilities with the balance sold to third parties. We anticipate that our internal usage will be over 80% when the Tia Maria project begins operation. The smelter also has two oxygen plants. Plant No. 1, with 272 tons per day of production capacity, and Plant No.2, with 1,045 tons per day of capacity.

In 2010, the Ilo smelter marine trestle started operation. This facility allows us to offload directly to offshore ships the sulfuric acid produced, avoiding hauling cargo through the city of Ilo. The 500 meter long marine trestle is the last part of the Ilo smelter modernization project. Currently, all overseas shipments of sulfuric acid are shipped using the marine trestle.

Refinery

The Ilo refinery consists of an electrolytic plant, a precious metal plant and a number of ancillary installations. The refinery is producing grade A copper cathode of 99.998% purity. The nominal capacity is 294,763 tons per year. Anodic slimes are recovered from the refining process and then sent to the precious metals facility to produce refined silver, refined gold and commercial grade selenium.

Anodes are suspended in tanks containing a solution of sulfuric acid and copper sulfate. A low voltage but high amperage electrical current is passed through the anodes, chemical solution and cathodes to dissolve copper which is initially deposited on very thin starting sheets until thickness is increased to produce high grade copper cathodes. During this process, silver, gold and other metals, including palladium, platinum and selenium, along with other impurities, settle to the bottom of the tank in the form of anodic slime. This anodic slime is processed in a precious metal plant where silver, gold and selenium are recovered.

The table below contains production information for 2020, 2019 and 2018 for our Ilo refinery and precious metals plants:

					Variance 2020 -
					2019
Refinery		2020	2019	2018	Volume	%
Cathodes produced	(kt)	286.3	256.7	292.7	29.6	11.5%
Average copper grade	(%)	99.999	99.998	99.999	0.001	—%
Refined silver produced	(000 Kg)	123.4	104.0	120.8	19.4	18.7%
Refined gold produced	(kg)	227.5	258.1	282.4	(30.6)	(11.9)%
Commercial grade selenium produced	(tons)	52.7	55.7	52.2	(3.0)	(5.4)%

Key: kt = thousand tons

In addition to the processing facilities, the refinery has a production control section, a laboratory that provides sample analysis throughout the Company, a maintenance department, a desalinization plant and other support facilities.

Other facilities in Ilo include a coquina plant with a production capacity of 200,000 tons of seashells per year; this facility, however, has been declared in progressive closure. In addition, we had a lime plant with a capacity of 80,000 tons per year, which has suspended its operations. We also operate an industrial railroad to haul production and supplies between Toquepala, Cuajone and Ilo.

The industrial railroad’s main equipment includes locomotives of different types and rolling stock with different types of cars and capacities. The track runs in a single 214 kilometer standard gauge line and supports a 30-ton axle load. The total length of the track system is around 257 kilometers including main yards and sidings. The infrastructure includes 27 kilometers of track under tunnels and one concrete bridge. The industrial railroad includes a car repair shop which is responsible for maintaining and repairing the car fleet. Annual transported tonnage is approximately 5.9 million tons.

MEXICAN OPERATIONS

The map below indicates the approximate locations of our Mexican mines and processing facilities:

MEXICAN OPEN-PIT SEGMENT

Our Mexican open-pit segment operations combine two units of Minera Mexico, La Caridad and Buenavista, which include La Caridad and Buenavista mine complexes and smelting and refining plants and support facilities, which service both complexes.

The map below indicates the approximate location of, and access to, our Mexican open-pit mine complexes and our processing facilities:

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

In 2016 we concluded our $3.5 billion investment program in Mexico. The program included a third SX-EW plant, which was completed in June 2014 with a rated annual capacity of 120,000 tons of copper and a new concentrator, completed in 2015, with an annual copper production capacity of 188,000 tons. The program also included two molybdenum plants with a combined annual capacity of 4,600 tons. The first plant was completed in 2013 and the second in 2016. Additionally, the program included the Crushing, Conveying and Spreading System for Leachable Ore (Quebalix IV), which was completed on time and under budget and is currently operating steadily. This project will reduce mining costs and increase SX-EW copper recovery, allowing the Buenavista unit to reach its copper production capacity of 500,000 tons.

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

The following table contains production information for 2020, 2019 and 2018 for Buenavista:

					2020 - 2019
					Variance
		2020	2019	2018	Volume	%
Mine annual operating days		366	365	365
Mine:
Total ore mined	(kt)	72,895	70,323	70,464	2,572	3.7%
Copper grade	(%)	0.527	0.554	0.537	(0.027)	(4.9)%
Leach material mined	(kt)	128,118	141,096	145,253	(12,978)	(9.2)%
Leach material grade	(%)	0.211	0.216	0.242	(0.005)	(2.3)%
Stripping ratio	(x)	0.29	0.37	0.38	(0.08)	(21.6)%
Total material mined	(kt)	259,860	288,882	297,718	(29,022)	(10.0)%
Concentrator:
Total material milled	(kt)	73,011	70,371	70,328	2,640	3.8%
Copper recovery	(%)	86.72	86.66	86.02	0.06	0.1%
Copper concentrate	(kt)	1,398.4	1,420.5	1,371.1	(22.1)	(1.6)%
Copper in concentrate	(kt)	334.0	338.0	325.0	(4.0)	(1.2)%
Copper concentrate average grade	(%)	23.88	23.80	23.70	0.1	0.3%
SX‑EW plant
Estimated leach recovery	(%)	66.00	62.00	60.00	4.00	6.5%
SX‑EW cathode production	(kt)	98.2	100.1	89.3	(1.9)	(1.9)%
Molybdenum
Molybdenum grade	(%)	0.011	0.013	0.012	(0.002)	(15.4)%
Molybdenum recovery	(%)	67.26	65.63	58.44	1.63	2.5%
Molybdenum concentrate	(kt)	10.44	11.80	9.62	(1.36)	(11.5)%
Molybdenum concentrate average grade	(%)	52.39	51.83	51.13	0.56	1.1%
Molybdenum in concentrate	(kt)	5.47	6.12	4.92	(0.65)	(10.6)%

Key: kt = thousand tons

x = Stripping ratio obtained dividing waste by leachable material plus ore mined.

The copper and molybdenum grade are total grade.

Geology

The Buenavista mining district lies on the southern cordilleran orogen, which extends from southern Mexico to northwestern United States. It also falls within the Basin and Range metallogenic province. Geological and structural features in the district are representative of large, disseminated-type porphyry copper deposits. A calcareous sedimentary sequence of lower Paleozoic age, which is lithologically correlated with a similar section in southeastern Arizona, uncomformably overlies Precambrian granite basement. The entire section was covered by volcanic rocks from the Mesozoic age and later and is intruded by deep seated granodiorite batholith from the Tertiary age, with further quartz monzonite porphyry differentiates from the Laramide age.

Mineralization in the district is extensive, covering a surface area of approximately 30 square kilometers. An early pegmatitic stage associated with bornite-chalcopyrite-molybdenite assemblage was followed by widespread flooding of hydrothermal solutions with quartz-pyrite-chalcopyrite. A pervasive quartz-sericite alteration is evident throughout the district’s igneous rock fabric.

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

The Buenavista copper porphyry is considered world-class and unique. The deepest exploration results in the core of the deposit have confirmed a significant increase in copper grades. Similar porphyry copper deposits usually contain lower grades at depth. The district is also unique due to the occurrence of high-grade breccia pipes, which occur in clusters following the trend of the district.

Current dimensions of the mineralized ore body are 5x3 kilometers, and projects to more than one kilometer at depth. Given the geological and economic potential of the Buenavista porphyry copper deposit, it is expected that the operation can support a sizeable increase in copper production capacity.

Mine Exploration

In-fill core drilling was conducted in 2011 at the Buenavista zinc-copper-silver deposit, including directional drilling for geotechnical purposes. A deep drilling campaign was initiated in 2011 to explore the extent of the deposit at depth, drilling a total of 3,860 meters in 2012. For short-term mine planning, 6,652 meters were drilled to confirm copper grade and metallurgical recoveries. Also in 2011, a condemnation drilling program was initiated to define areas for future infrastructure, and for leach and waste dump deposits. A total of 28,369 meters of core drilling were completed in 2011. Additionally, a geohydrology program was initiated in 2011 to explore the possibility of groundwater sources within the mine limits, and a total of 29,750 meters of diamond drilling were drilled in 2012. In addition, 3,797 meters were drilled for water monitoring wells. We did not conduct a drilling campaign in 2013. In 2014, we performed a drilling program of 20,000 meters in order to verify the reserves. In 2015, we complied with our drilling program target of 15,000 meters to define reserves and to confirm copper and molybdenum grades. In 2018, we drilled 4,434 meters to further define reserves and confirm grades. In 2019, in accordance with the long-term mine plan, 5,549 meters of diamond drilling were drilled to confirm the continuity of the deposit mineralization. In 2020, we drilled 32,218 meters in accordance with the mine plan.

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

In the second concentrator, material with a copper grade over 0.555% is sent to a three-phase milling circuit, where the ore size is reduced to approximately one-half inch. The ore is then sent to a circuit of six ball mills, which grind it to the consistency of fine powder. The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings. Recovered copper, with the consistency of froth, is filtered and dried to produce copper concentrates with an average copper content of approximately 24%. Concentrates are then sent by trucks or by railroad to the La Caridad smelter or to the Guaymas port, at Sonora, for export.

As part of the expansion program for this unit, in 2013 we completed the construction of the first molybdenum plant with an annual production capacity of 2,000 tons of molybdenum contained in concentrate. The plant was designed to process 1,500 tons of copper-molybdenum concentrates per day with a content recovery of approximately 80% copper and 50% molybdenum. The molybdenum plant consists of thickeners, homogenizer tanks, flotation cells, column cells and a holo-flite dryer. The second molybdenum plant was designed to process 3,040 tons of copper-molybdenum concentrates per day for a content recovery between 80% and 87% for copper and 60% for molybdenum. The plant generated its first production lot in July 2016 and fully initiated operations in November 2016.

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

La Caridad mine and mill are located about 23 kilometers southeast of the town of Nacozari in northeastern Sonora at an altitude of 2,000 meters above sea level. Nacozari is about 264 kilometers northeast of the Sonora state capital of Hermosillo and 121 kilometers south of the U.S.—Mexico border. Nacozari is connected by paved highway with Hermosillo and Agua Prieta and by rail with the international port of Guaymas, and the Mexican and United States rail systems. An airstrip with a reported runway length of 2,500 meters is located 36 kilometers north of Nacozari, less than one kilometer away from the La Caridad copper smelter and refinery. The smelter and the sulfuric acid plants, as well as the refineries and rod plant, are located approximately 24 kilometers from the mine. Access is by paved highway and by railroad.

The concentrator began operations in 1979; the molybdenum plant was added in 1982 and the smelter in 1986; the first sulfuric acid plant was added in 1988 and the SX-EW plant in 1995; the second sulfuric acid plant was added in 1997 and the copper refinery in 1997; the rod plant was added in 1998 and the precious metals refinery in 1999; and the dust and effluents plant was incorporated in 2012.

The table below contains production information for 2020, 2019 and 2018 for La Caridad:

					Variance
					2020 - 2019
		2020	2019	2018	Volume	%
Mine annual operating days		366	365	365
Mine
Total ore mined	(kt)	34,949	34,401	34,675	548	1.6%
Copper grade	(%)	0.361	0.356	0.353	0.005	1.4%
Leach material mined	(kt)	29,561	28,457	30,764	1,104	3.9%
Leach material grade	(%)	0.220	0.224	0.221	(0.004)	(1.8)%
Stripping ratio	(x)	0.45	0.50	0.48	(0.05)	(10.0)%
Total material mined	(kt)	93,373	94,578	96,541	(1,205)	(1.3)%
Concentrator
Total material milled	(kt)	34,858	34,648	34,548	210	0.6
Copper recovery	(%)	87.14	86.80	87.09	0.34	0.4%
Copper concentrate	(kt)	473.1	446.2	446.2	26.9	6.0%
Copper in concentrate	(kt)	109.7	107.2	106.1	2.5	2.3%
Copper concentrate average grade	(%)	23.18	24.01	23.78	(0.83)	(3.5)%
SX‑EW plant
Estimated leach recovery	(%)	38.04	38.06	37.99	(0.02)	(0.1)%
SX‑EW cathode production	(kt)	25.85	25.93	26.41	(0.08)	(0.3)%
Molybdenum
Molybdenum grade	(%)	0.036	0.036	0.034	—	—%
Molybdenum recovery	(%)	82.82	82.17	83.28	0.65	0.8%
Molybdenum concentrate	(kt)	19.3	18.8	18.0	0.5	2.7%
Molybdenum concentrate average grade	(%)	54.48	54.26	54.61	0.2	0.4%
Molybdenum in concentrate	(kt)	10.5	10.2	9.8	0.3	2.9%

Key: kt = thousand tons

x = Stripping ratio obtained dividing waste by leachable material plus ore mined

The copper and molybdenum grade are total grade.

Geology

The La Caridad deposit is a typical porphyry copper and molybdenum deposit, similar to that found in the southwestern basin of United States. The La Caridad mine uses a conventional open-pit mining method. The ore body is at the top of a mountain, which gives La Caridad the advantage of a relatively low waste-stripping ratio, natural pit drainage and relatively short haul for both ore and waste. The mining method involves drilling, blasting, loading and hauling of ore mill to the primary crushers and leach materials and waste to dumps.

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

Economic ore is found as disseminated sulfurs within the central part of the deposit. Sulfide-filled breccia cavities are most abundant in the intrusive breccia. This breccia-cavity mineralization occurs as sulfide aggregates that have crystallized in the spaces separating breccia clasts. Near the margins of the deposit, mineralization occurs almost exclusively in veinlets. Ore minerals include chalcopyrite (CuFeS2), chalcosite (Cu2S) and molybdenite (MoS2).

Mine Exploration

The La Caridad ore body has been mined for over 35 years. The extent of the model area is approximately 6,000 meters by 4,000 meters with elevations ranging from 750 to 1,800 meters. Seventeen drilling campaigns have been conducted on the property since 1968. These campaigns drilled a total of 3,349 drill holes: 1,186 were diamond drill holes and 2,163 were reverse circulation. We have also drilled some hammer and percussion drill holes.

In 2008, La Caridad finished a large exploration program of 50,000 meters. The target was to reach the 900 level to reduce the drilling space; define the copper and molybdenum mineralization continuity; and carry out metallurgical testing for the flotation and leaching processes. There was no exploration program in 2009, 2011 and 2013. In 2012, we drilled 10,000 meters and further defined the extent of copper and molybdenum mineralization. From 2014 to 2017 we drilled 96 diamond drill holes equivalent to 38,984 meters to define a high-grade ore body located on the south western edge of the pit (Bella Union location). In 2018, we drilled 18 diamond drill holes equivalent to 5,132 meters at the Bella Union location. In 2019, we drilled 15 diamond drill holes at the La Caridad pit and 6 diamond drill holes at the Bella Union location, for a total of 3,790 meters. In 2020, we drilled 44 diamond drill holes at the La Caridad pit for a total of 9,453 meters.

Concentrator

La Caridad uses state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit to coordinate inflows and optimize operations. The concentrator has a current capacity of 94,500 tons of ore per day.

Ore extracted from the mine with a copper grade over 0.30% is sent to the concentrator and processed into copper concentrates and molybdenum concentrates. The copper concentrates are sent to the smelter and the molybdenum concentrate is sold to a Mexican customer. The molybdenum recovery plant has a capacity of 2,000 tons per day of copper-molybdenum concentrates. The lime plant has a capacity of 340 tons of finished product per day.

SX-EW Plant

Approximately 919.7 million tons of leaching ore with an average grade of approximately 0.241% copper was extracted from the La Caridad open-pit mine and deposited in leaching dumps through December 31, 2020. All copper ore with a grade lower than the mill cut-off grade 0.30%, but higher than 0.15% copper, is delivered to the leaching dumps. In 1995, we completed the construction of a SX-EW facility at La Caridad that has allowed us to process this ore and certain leach ore reserves that were not mined; this has led to a subsequent reduction in our copper production costs. The SX-EW facility has an annual design capacity of 21,900 tons of copper cathodes.

The plant has three trains of solvent extraction with a nominal capacity of 2,400 cubic meters per hour and has 94 electrowinning cells, which are distributed in a single electrolytic bay. The plant has a daily production capacity of 65 tons of copper cathodes with 99.999% purity.

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

All of the anodes produced in the smelter are sent to the La Caridad copper refinery. The actual installed capacity of the smelter is 1,000,000 tons per year, a capacity that is sufficient to treat all the concentrates of La Caridad and almost 40.5% of total production of the OMIMSA I and OMIMSA II concentrators from Buenavista. In 2010, the smelter also began processing concentrates from the IMMSA mines, as we closed the San Luis Potosi smelter.

Other facilities in the smelter include two sulfuric acid plants with capacities of 2,625 and 2,135 tons per day, three oxygen plants each with a production capacity of 275 tons per day; and one power turbine which generates 11.5 MWh.

Refinery

La Caridad includes an electrolytic copper refinery that uses permanent cathode technology. The installed capacity of the refinery is 300,000 tons per year. The refinery consists of an anode plant with a preparation area, an electrolytic plant with an electrolytic cell house with 1,115 cells and 32 liberator cells, two cathode stripping machines, an anode washing machine, a slime treatment plant and a number of ancillary installations. The refinery is producing grade A (LME) and grade 1 (COMEX) copper cathode of 99.99% purity. Anodic slimes are recovered from the refining process and sent to the slime treatment plant, where additional copper is extracted. The slimes are then filtered, dried, packed and shipped to the La Caridad precious metals refinery to produce silver and gold.

Precious Metals Plant

The operations at the precious metal refinery begin with the reception of anodic slimes, which are dried in a steam dryer. After this, the dried slime is smelted and a gold and silver alloy is obtained, which is known as Dore. The precious metal refinery plant has a hydrometallurgical stage and a pyrometallurgical stage, in addition to a steam dryer, Dore casting system, Kaldo furnace, 20 electrolytic cells in the silver refinery, one induction furnace for fine silver, one silver ingot casting system and two reactors for obtaining fine gold. The process ends with the refining of the gold and silver alloy. We also recover commercial selenium from the gas produced by the Kaldo furnace process.

Copper Rod Plant

A rod plant at the La Caridad complex began operations in 1998 and reached its full annual operating capacity of 150,000 tons in 1999. The plant is producing eight-millimeter copper rods with a purity of 99.99%.

Effluent and Dust Treatment Plant

In 2012, we started operating a dust and effluent plant with a treatment capacity of 5,000 tons of smelter dusts per year, which will produce 1,500 tons of copper by-products and 2,500 tons of lead sulfates per year. This plant is designed to reduce dust emissions from La Caridad metallurgical complex.

The table below contains production information for 2020, 2019 and 2018 for the La Caridad processing facilities:

					Variance
					2020 - 2019
		2020	2019	2018	Volume	%
Smelter
Total copper concentrate smelted	(kt)	1,029.5	1,011.4	1,041.7	18.1	1.8%
Anode copper production	(kt)	285.3	279.1	287.7	6.2	2.2%
Average copper content in anode	(%)	99.45	99.47	99.49	(0.02)	(0.0)%
Average smelter recovery	(%)	96.3	97.1	96.9	(0.8)	(0.8)%
Sulfuric acid production	(kt)	967.5	966.2	1,002.5	1.3	0.1%
Refinery
Refined cathode production	(kt)	240.4	231.6	239.2	8.8	3.8%
Refined silver production	(000 kg)	252.8	250.3	264.3	2.5	1.0%
Refined gold production	(Kg)	1,028.1	1,125.8	1,228.5	(97.7)	(8.7)%
Rod Plant
Copper rod production	(kt)	129.4	142.7	147.1	(13.3)	(9.3)%

Key: kt = thousand tons

Kg = kilograms

MEXICAN IMMSA UNIT

Our IMMSA unit (underground mining poly-metallic division) operates five underground mining complexes situated in central and northern Mexico. It produces zinc, lead, copper, silver and gold. These complexes include industrial processing facilities for zinc, lead, copper and silver. All of IMMSA’s mining facilities employ exploitation systems and conventional equipment. We believe that all the plants and equipment are in satisfactory operating condition. IMMSA’s principal mining facilities are Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco.

The table below contains production information for 2020, 2019 and 2018 for our Mexican IMMSA unit:

					Variance
					2020 - 2019
		2020	2019	2018	Volume	%
Average annual operating days(*)		341	352	353
Total material mined and milled	(kt)	4,242	3,911	3,277	331	8.5%
Zinc:
Average ore grade	(%)	2.03	2.24	2.51	(0.21)	(9.4)%
Average recovery	(%)	80.01	84.46	86.07	(4.45)	(5.3)%
Concentrate produced	(kt)	133.6	146.7	135.3	(13.1)	(8.9)%
Concentrate average grade	(%)	51.61	50.40	52.30	1.21	2.4%
Zinc in concentrate	(kt)	68.9	73.9	70.8	(5.0)	(6.8)%
Lead:
Average ore grade	(%)	0.72	0.78	0.91	(0.06)	(7.7)%
Average recovery	(%)	66.93	74.01	74.32	(7.08)	(9.6)%
Concentrate produced	(kt)	38.5	43.8	39.1	(5.3)	(12.1)%
Concentrate average grade	(%)	52.86	51.47	56.51	1.39	2.7%
Lead in concentrate	(kt)	20.4	22.6	22.1	(2.2)	(9.7)%
Copper:
Average ore grade	(%)	0.44	0.38	0.35	0.06	15.8
Average recovery	(%)	55.02	55.50	54.56	(0.48)	(0.9)%
Concentrate produced	(kt)	45.7	33.9	23.5	11.8	34.8%
Concentrate average grade	(%)	22.52	24.40	26.45	(1.88)	(7.7)%
Copper in concentrate	(kt)	10.3	8.3	6.2	2.0	24.1%
Silver:
Average ore grade	(ounces)	2.58	2.26	2.25	0.32	14.2%
Average recovery	(%)	73.08	78.53	76.59	(5.45)	(6.9)%
Concentrate average grade	(%)	36.6	30.9	28.5	5.7	18.4%
Silver in concentrates	((000) ounces)	7,982.8	6,942.5	5,649.5	1,040.3	15.0%

kt = thousand tons

(*)	Weighted average annual operating days based on total material mined and milled in the four active mines: Charcas, Santa Barbara, Santa Eulalia and San Martin.

Charcas

The Charcas mining complex is located 111 kilometers north of the city of San Luis Potosi in the State of San Luis Potosi, Mexico. Charcas is connected to the state capital by a paved highway of 130 kilometers. It was discovered in 1573 and operations in the 20th century began in 1911. The complex includes three underground mines (San Bartolo, Rey-Reina and La Aurora) and one flotation plant that produces zinc, lead and copper concentrates with significant amounts of silver. The Charcas mine is characterized by low operating costs and good quality ores and is situated near the zinc refinery. Regarding its geology, economic ore is found as replacement sulfurs in carbonates host rock. The ore mineralogy is comprised predominantly of calcopyrite (CuFeS2), sphalerite (ZnS), galena (PbS) and silver minerals as diaphorite (Pb2Ag3Sb3S8). The Charcas mine is now Mexico’s largest producer of zinc.

In October 2015, an earthquake damaged some underground facilities as well as the access to the mine. Consequently, normal mine operations were interrupted. In 2016, operations took place normally and a production compliance level of 97% was reached.

Mine exploration in 2015 included 32,144 meters of surface drilling and 20,536 meters from underground stations, which increased our reserves by 3,089,797 tons. For 2016, it included 20,000 meters of surface drilling and 20,754 meters from underground stations, which increased our reserves by 1,778,728 tons. For 2017, it included 5,999 meters of surface drilling and 23,098 meters from underground stations, which increased our reserves by 2,004,577 tons. For 2018, 11,757 meters of diamond drilling and 20,285 meters from underground stations were drilled, which increased our reserves by 2,282,322 tons. For 2019, 20,105 meters of diamond drilling and 9,012 meters from underground stations were drilled, which increased our reserves by 2,502,204 tons. In 2020, we drilled 10,609 meters from underground stations, which increased our reserves by 2,356,499 tons. For 2021, 15,364 meters of diamond drilling are planned to identify additional reserves.

Santa Barbara

The Santa Barbara mining complex is located approximately 26 kilometers southwest of the city of Hidalgo del Parral in southern Chihuahua, Mexico. The area can be reached via paved road from Hidalgo del Parral, a city on a federal highway. It was discovered in 1536 and mining activities in the 20th century began in 1913. Santa Barbara includes three main underground mines (San Diego, Segovedad and Tecolotes) as well as a flotation plant and produces lead, copper and zinc concentrates, with significant amounts of silver.

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

Mine exploration in 2015 included 5,977 meters of surface drilling and 16,609 meters from underground stations, which increased our reserves by 1,135,750 tons. For 2016, it included 14,300 meters from underground stations, which increased our reserves by 1,416,756 tons. For 2017, it included 2,571 meters of surface drilling and 11,838 meters from underground stations, which increased our reserves by 613,872 tons. For 2018, 10,769 meters from underground stations were drilled, which increased our reserves by 418,345 tons. For 2019, we achieved 11,070 meters of surface drilling and 208 meters from the underground stations, which increased our reserves by 2,160,062 tons. In 2020, we drilled 19,873 meters from underground stations, which increased our reserves by 2,606,888 tons. For 2021, 37,110 meters of diamond drilling are planned to identify additional reserves.

Santa Eulalia

The mining district of Santa Eulalia is located in the central part of the state of Chihuahua, Mexico, approximately 26 kilometers east of the city of Chihuahua, and is connected to the city of Chihuahua by a paved road (highway no. 45). It was discovered in 1590 but exploitation began in 1870. The main mines in Santa Eulalia are The Buena Tierra mine and the San Antonio mine.

Regarding its geology, the majority of mineralization corresponds to ore skarns: silicoaluminates of calcium, iron and manganese with variable quantities of lead, zinc, copper and iron sulfides. Economic ore include sphalerite (ZnS), galena (PbS) and small quantities of pyrargyrite (Ag3SbS3).

Mine exploration in 2015 included 3,014 meters from underground stations, which increased our reserves by 64,800 tons. In 2017, exploration included 936 meters from underground stations, which increased our reserves by 60,525 tons. In 2018, 1,930 meters from underground stations were drilled, which increased our reserves by 249,930 tons. In 2019, we achieved 2,207 meters of surface drilling and 10,214 meters from the underground stations, which increased our reserves by 409,733 tons.

In the first quarter of 2020, the Santa Eulalia mine temporarily suspended its operations due to flooding. We are currently evaluating different options to supply the Santa Eulalia concentrator. We are also evaluating drainage at the mining facilities and determining if it is possible to sell the water for agricultural or other uses.

San Martin

The San Martin mining complex is located in the municipality of Sombrerete in the western part of the state of Zacatecas, Mexico. It was discovered in 1555 and mining operations in the 20th century began in 1949. The complex includes an underground mine and a flotation plant. The ore body contains lead, copper and zinc concentrates, with significant amounts of silver.

After eleven years of an illegal stoppage, we resumed control of the San Martin mine in August 2018. The San Martin facilities deteriorated during this period and we undertook a major renovation to restart operations in the second quarter of 2019, with a capital budget of $97.7 million. Production at this mine was restored to full capacity at the end of the third quarter of 2019.

Mine exploration in 2019 included 1,304 meters of surface drilling and 4,315 meters from underground stations, which increased our reserves by 374,683 tons. In 2020, we drilled 5,414 meters from underground stations, which increased our reserves by 519,761 tons. For 2021, 10,851 meters of diamond drilling are planned to identify additional reserves.

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

There was no mine exploration drilling at Taxco during the three-year period ended December 31, 2020 due to the strikes. Please see Note 13 “Commitments and Contingencies—Labor matters” to the consolidated financial statements.

Processing Facilities—San Luis Potosi

Our San Luis Potosi electrolytic zinc refinery is located in the city of San Luis Potosi, in the state of San Luis Potosi, Mexico. The city of San Luis Potosi is connected to our refinery by a major highway.

Zinc Refinery

The San Luis Potosi electrolytic zinc refinery was built in 1982 and was designed to produce 105,000 tons of refined zinc per year by treating up to 200,000 tons of zinc concentrate from our own mines, principally Charcas, which is located 113 kilometers from the refinery. The refinery produces special high-grade zinc (99.995%), high-grade zinc (over 99.9%) and zinc-based alloys with aluminum, lead, copper or magnesium in varying quantities and sizes depending on market demand. Refined silver and gold production is obtained from tolling services provided by a third party mining company.

The electrolytic zinc refinery has an acid plant, a steam recovery boiler and a roaster. There is also a calcine processing area with five leaching stages: neutral, hot acid, intermediate acid, acid, purified fourth and jarosite, as well as two stages for solution purifying.

The table below contains production information for 2020, 2019 and 2018 for our San Luis Potosi zinc refinery:

					Variance
					2020 - 2019
		2020	2019	2018	Volume	%
Total zinc concentrate treated	(kt)	211.6	209.3	204.0	2.3	1.1%
Refined zinc produced	(kt)	102.4	104.9	107.5	(2.5)	(2.4)%
Sulfuric acid produced	(kt)	181.0	187.2	184.2	(6.2)	(3.3)%
Refined silver produced	(kt)	16.3	16.1	16.8	0.2	1.2%
Refined gold produced	(k)	21.0	19.2	23.8	1.8	9.4%
Refined cadmium produced	(kt)	0.6	0.6	0.6	—	—%
Average refinery recovery	(%)	93.4	93.4	94.4	—	—%

kt = thousand tons

Nueva Rosita Coal and Coke Complex

The Nueva Rosita coal and coke complex began operations in 1924 and is located in the state of Coahuila, Mexico, on the outskirts of the city of Nueva Rosita near the Texas border. It includes (a) an underground coal mine, which has been closed since 2006; (b) an open-pit mine with a yearly capacity of approximately 350,000 tons of coal; (c) a coal washing plant with a capacity of 900,000 tons per year that produces high quality clean coal; and d) a re-engineered and modernized 21 ovens coke facility capable of producing 100,000 tons of coke per year (metallurgical, nut and fine) of which, 95,000 tons are metallurgical coke. The complex also has a by-product plant to clean the coke gas oven in which tar, ammonium sulfate and light crude oil are recovered and two boilers, which produce 80,000 pounds of steam that is used in the by-products plant. In September 2017, a decision was made by the Company to close the coke plant and to initiate the cleaning and remediation process with a current budget of $14.0 million. As of December 31, 2020, expenses totaled $6.4 million.

On February 19, 2020, the Company announced the decision to return the underground coal mine, (the Olivo concession), which had been closed since 2006, to the Mexican government in response to a request of the President of Mexico to resume efforts to locate the remains of miners lost in a 2006 mining accident. On February 20, 2020 the Company presented the offer to return the concession to the General Direction of Mines. On September 3, 2020, the authorities accepted the offer.

Carbon mine exploration

Although, an intensive diamond drilling exploration program has identified two additional areas, Esperanza with a potential for more than 30 million tons of “in place” mineralized coal and Guayacan with a potential for 15 million tons of “in place” mineralized coal, all of which could be used for a future coal-fired power plant; in July 2019, the Company decided to suspend coal mining operations.

The table below contains production information for 2020, 2019 and 2018 for our Nueva Rosita coal and coke complex:

					Variance 2020 - 2019
		2020	2019	2018	Volume	%
Coal mined—open‑pit	(kt)	—	52.7	108.6	(52.7)	(100.0)%
Average BTU content	BTU/Lb	—	10,022	10,022	(10,022.0)	(100.0)
Average percent sulfur	%	—	1.38	1.38	(1.4)	(100.0)
Clean coal produced	(kt)	—	25.2	42.8	(25.2)	(100.0)%
Coke tonnage produced	(kt)	—	—	—	—	—
Average realized price—Coal	($ per ton)	—	48.4	39.0	(48.4)	(100.0)%
Average realized price—Coke	($ per ton)	—	—	265.0	—	(100.0)%

kt = thousand tons

ORE RESERVES

Ore reserves are the estimated quantities of proven and probable material that may be economically mined and processed for extraction of their mineral content at the time of reserve determination. “Proven” (measured) reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed samplings; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. “Probable” (indicated) reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation. “Mineralized material,” on the other hand, is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support the reported tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until legal and economic feasibility are concluded based upon a comprehensive evaluation of unit costs, grade, recoveries and other material factors.

Our proven and probable ore reserve estimates are based on engineering evaluations of assay values derived from the sampling of drill holes and other openings. We believe that the samplings taken are spaced at intervals close enough and the geological characteristics of the deposits are sufficiently well defined to render the estimates reliable. The ore reserve estimates include assessments of the resource, mining and metallurgy, as well as economic, marketing, legal, environmental, governmental, social and other necessary considerations.

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

Our Mexican operations, including the Buenavista and La Caridad reserves, are calculated using a mathematical block model and applying the MineSight software system. The estimated grades per block are classified as proven and probable. These grades are calculated applying a three-dimensional interpolation procedure and the inverse distance squared. Likewise, the quadrant method or spherical search is implemented to limit the number of composites that will affect the block’s interpolated value. The composites data is derived from the geological exploration of the ore body. In order to classify the individual blocks in the model, a thorough geostatistical variogram analysis is conducted, taking into consideration the principal characteristics of the deposit. Based on this block model classification, and with the implementation of the Lerch-Grossman algorithm, and the MineSight Pit Optimizer procedure, mineable reserves are determined. The calculated proven and probable reserves include those blocks that are economically feasible to mine by open-pit method within a particular mine design.

For the IMMSA unit, the basis for reserve estimations are sampling of mining operations and drilling exploration, geographical and topographic surveys, tracking down all the foregoing in the corresponding maps, measurement, calculation and interpretation based on the maps and reports from the mines, the mills and/or smelters. Mineral reserves are mineral stock which is estimated for extraction, to exploit if necessary, to sell or utilize economically, all or in part, taking into consideration the quotations, subsidies, costs, availability of treatment plants and other conditions that we estimate will prevail in the period for which reserves are being calculated. The reserves are divided into proven (85% reliable or more according to statistical studies) and probable (70% - 80% reliable or more according to statistical studies) categories according to their level of reliability and availability. In order to comply with SEC regulations, proven reserves is a classification that can only be used for such mineral found on top of the last level of the mine (either mineral up to 15 meters below the last level or below the first 15 meters only with sufficient drilling (25 or 30 meters between each drill)).

Our engineering department reviews reserve computations in detail on an annual basis. In addition, our engineering department reviews the computation when changes in assumptions occur. Changes can occur for price or cost assumptions, results in field drilling or new geotechnical parameters. We also engage third party consultants to review mine planning procedures.

Pursuant to SEC guidance, the reserves information in this report are calculated using average metals prices over the most recent three years unless otherwise stated. We refer to these three-year average metals prices as “current prices.” Our current prices for copper are calculated using prices quoted by COMEX, and our current prices for molybdenum are calculated according to Platt’s Metals Week. Unless otherwise stated, the reserve estimates in this report use $2.82 per pound for copper and $10.66 per pound for molybdenum, both current prices as of December 31, 2020. The current prices for copper and molybdenum were $2.82 and $10.50 as of December 31, 2019 and $2.64 and $8.88 as of December 31, 2018, respectively.

For internal ore reserve estimation, our management uses long-term metal price assumptions for copper and molybdenum, which are intended to approximate average prices over the long term. As of December 31, 2020, we considered $3.00 per pound of copper and $9.00 per pound of molybdenum. As of December 31, 2019, we considered $2.90 per pound of copper and $7.50 per pound of molybdenum.

The average metal prices over the last 10 and 15-year periods and the continued positive outlook for these metals have led us to use these prices. For other forecast and planning purposes, particularly related to merger and acquisition activities, our management considers other price scenarios. These changes, however, do not affect the preparation of our financial statements.

For the years 2020, 2019 and 2018, we have used reserve estimates based on current average prices for the most recent three years then ended to determine amortization of mine development and intangible assets.

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

Peruvian open-pit:

Cuajone mine – Julio Sagua Canqui, Mine Engineering Superintendent

Toquepala mine - Wilbert Perez, Mine Engineering Superintendent

Tia Maria project:

Jaime Arana Murriel, Investment Projects Leaching Manager

Mexican open-pit:

La Caridad Mine - Víctor Manuel Morales Medina, Operations Director

Buenavista mine - Jesus Molinares, Engineering and Mine Planning Superintendent

IMMSA unit:

Santa Barbara - Raul Guerrero Valdez, Manager

Charcas - Juan Jose Aguilar, Planning and Control Superintendent

Santa Eulalia - Primitivo Juarez Mendoza, Geology Manager

Taxco - Jorge Mario Espinosa, Manager

San Martin – Jose Leobardo Palomo Lopez, Manager

El Arco project:

Michelle P. Cerecer A., Planning Engineer (with support of Hexagon Mining Inc.)

El Pilar project:

Michelle P. Cerecer A., Planning Engineer (with support of Hexagon Mining Inc.)

Pilares project:

Michelle P. Cerecer A., Planning Engineer (with support of Hexagon Mining Inc.)

On October 31, 2018, the SEC adopted new technical disclosure requirements applicable to companies engaged in material mining operations, including royalty companies. These new rules are based on the Committee for Mineral Reserves International Reporting Standards (CRIRSCO) and will replace the SEC Industry Guide 7. The new rules are effective for the fiscal year beginning on or after January 1, 2021. The Company has designed an implementation plan and formed a cross-functional implementation team that include external mining experts as required by the rule. This team is performing a completeness assessment of the Company’s mining operations to establish new policies, procedures and internal controls as mandated by the new standard.

For more information regarding our reserve estimates, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Ore Reserves.”

Ore Reserves Estimated at Current Prices:

The table below provides details on our estimated proven and probable copper and molybdenum reserves as of December 31, 2020 based on average market prices for the last three-year period, in accordance with SEC guidance:

	PERUVIAN OPEN‑PIT		MEXICAN OPEN‑PIT
	UNIT		UNIT		TOTAL	MEXICAN	DEVELOPMENT
	Cuajone	Toquepala	Buenavista	La Caridad	OPEN‑PIT	IMMSA	PROJECTS
	Mine(1)	Mine(1)	Mine(1)	Mine(1)	MINES	UNIT(2)	Tia Maria	El Arco	El Pilar	Pilares
Mineral Reserves
Metal prices:
Copper ($/lb.)	2.816	2.816	2.816	2.816	2.816	2.816	2.816	2.816	2.816	2.816
Molybdenum ($/lb.)	10.661	10.661	10.661	10.661	10.661			10.661
Cut‑off grade	0.217%	0.205%	0.151%	0.113%	0.163%		0.100%	0.190%	0.150%	0.140%
Proven
Sulfide ore reserves (kt)	891,552	2,221,290	2,967,372	2,060,083	8,140,297	18,177		1,392,062		13,042
Average grade:
Copper	0.568%	0.505%	0.435%	0.235%	0.418%	0.470%		0.437%		0.771%
Molybdenum	0.019%	0.029%	0.006%	0.031%	0.020%			0.007%
Lead						1.227%
Zinc						2.698%
Leachable material (kt)	22	458,981	1,511,392	449,048	2,419,443		213,600	187,617	264,401	252
Leachable material grade	0.558%	0.185%	0.153%	0.189%	0.166%		0.329%	0.332%	0.303%	0.241%
Probable
Sulfide ore reserves (kt)	727,835	235,200	1,437,754	1,090,788	3,491,577	29,420		1,019,671		30,974
Average grade:
Copper	0.397%	0.317%	0.385%	0.214%	0.329%	0.585%		0.396%		0.693%
Molybdenum	0.016%	0.011%	0.006%	0.030%	0.016%			0.007%
Lead						0.962%
Zinc						2.832%
Leachable material (kt)	896	1,027,667	619,638	167,328	1,815,529		527,151	65,283	9,426	926
Leachable material grade	0.613%	0.126%	0.136%	0.181%	0.135%		0.365%	0.161%	0.287%	0.252%
Total
Sulfide ore reserves (kt)	1,619,387	2,456,490	4,405,126	3,150,871	11,631,874	47,597		2,411,733		44,016
Average grade:
Copper	0.491%	0.487%	0.419%	0.228%	0.391%	0.541%		0.420%		0.716%
Molybdenum	0.018%	0.027%	0.006%	0.030%	0.019%			0.007%
Lead						1.063%
Zinc						2.781%
Leachable material (kt)	918	1,486,648	2,131,030	616,376	4,234,972		740,751	252,900	273,827	1,178
Leachable material grade	0.612%	0.144%	0.148%	0.187%	0.152%		0.354%	0.288%	0.303%	0.250%
Waste (kt)	4,419,530	8,117,853	5,903,083	2,558,925	20,999,391		662,917	2,107,694	524,290	148,971
Total material (kt)	6,039,835	12,060,991	12,439,239	6,326,172	36,866,237	47,597	1,403,668	4,772,327	798,117	194,165
Stripping ratio ((W+L)/O)	2.73	3.91	1.82	1.01	2.17			0.98		3.41
Stripping ratio (W/(L+O))	2.73	2.06	0.90	0.68	1.32		0.89	0.79	1.91	3.30
Leachable material
Reserves in stock (kt)	20,449	1,700,371	1,945,452	924,329	4,590,601
Average copper grade	0.502%	0.154%	0.158%	0.241%	0.175%
In pit reserves:
Proven (kt)	22	458,981	1,511,392	449,048	2,419,443		213,600	187,617	264,401	252
Average copper grade	0.558%	0.185%	0.153%	0.189%	0.166%		0.329%	0.332%	0.303%	0.241%
Probable (kt)	896	1,027,667	619,638	167,328	1,815,529		527,151	65,283	9,426	926
Average copper grade	0.613%	0.126%	0.136%	0.181%	0.135%		0.365%	0.161%	0.287%	0.252%
Total leachable reserves (kt)	21,367	3,187,019	4,076,482	1,540,705	8,825,573		740,751	252,900	273,827	1,178
Average copper grade	0.507%	0.149%	0.153%	0.219%	0.164%		0.355%	0.288%	0.302%	0.250%
Copper contained in ore reserves in pit(kt)(3)	7,957	14,104	21,611	8,337	52,009	257	2,622	10,858	830	318

kt = Thousand tons

W= Waste, L= Leachable material; O= Ore.

(1)	The Cuajone, Toquepala, Buenavista and La Caridad concentrator recoveries calculated for these reserves were 83.76%, 87.24%, 82.60%, and 81.13%, respectively, obtained by using recovery formulas according to the different milling capacity and geo-metallurgical zones.
(2)	The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	490.4	833.2	1,323.6
Lead	223.0	283.0	506.1

(3)	Copper contained in ore reserves for open-pit mines is (i) the product of sulfide ore reserves and the average copper grade proven plus (ii) the product of sulfide ore reserves and the average copper grade probable plus (iii) the product of in-pit leachable reserves and the average copper grade. Copper contained in ore reserves for underground mines is the product of sulfide ore reserves and the average copper grade.

Metal Price Sensitivity:

In preparing the sensitivity analysis, we recalculated our reserves based on the assumption that current average metal prices were 20% higher and 20% lower, respectively, than the actual current average prices for year-end 2020. Reserve results of this sensitivity analysis are not proportional to the increase or decrease in metal price assumptions.

	INCREASE—20%			DECREASE—20%
	Open‑Pit		Development	Open‑Pit		Development
	Mines	IMMSA	Projects	Mines	IMMSA	Projects
Mineral Reserves
Metal prices:
Copper ($/lb.)	3.379	3.379	3.379	2.253	2.253	2.253
Molybdenum ($/lb.)	12.793		12.793	8.529		8.529
Cut‑off grade	0.138%		0.153%	0.204%		0.250%
Proven
Sulfide ore reserves (kt)	9,006,279	19,037	1,439,535	6,382,291	15,945	1,343,049
Average grade:
Copper	0.403%	0.461%	0.432%	0.455%	0.491%	0.454%
Molybdenum	0.019%		0.007%	0.021%		0.007%
Lead		1.197%			1.290%
Zinc		2.635%			2.862%
Leachable material (kt)	2,053,422		696,490	2,933,979		572,761
Leachable material grade	0.148%		0.315%	0.190%		0.329%
Probable
Sulfide ore reserves (kt)	4,147,939	30,952	1,128,249	2,389,143	25,509	906,579
Average grade:
Copper	0.313%	0.567%	0.390%	0.374%	0.640%	0.430%
Molybdenum	0.015%		0.007%	0.015%		0.007%
Lead		0.942%			1.011%
Zinc		2.766%			2.866%
Leachable material (kt)	1,798,715		620,888	1,638,699		558,061
Leachable material grade	0.120%		0.337%	0.152%		0.347%
Total
Sulfide ore reserves (kt)	13,154,218	49,989	2,567,784	8,771,434	41,454	2,249,628
Average grade:
Copper	0.375%	0.526%	0.413%	0.433%	0.583%	0.444%
Molybdenum	0.018%		0.007%	0.019%		0.007%
Lead		1.039%			1.118%
Zinc		2.716%			2.864%
Leachable material (kt)	3,852,137		1,317,378	4,572,678		1,130,822
Leachable material grade	0.135%		0.325%	0.176%		0.338%
Waste (kt)	24,027,887		3,819,724	16,129,708		2,774,044
Total material (kt)	41,034,242	49,989	7,704,886	29,473,820		6,154,494
Stripping ratio ((W+L)/O)	2.12		2.00	2.36		1.74
Stripping ratio (W/(L+O))	1.41		0.98	1.21		0.82
Leachable material
Reserves in stock (kt)	4,590,601		—	4,590,601		—
Average copper grade	0.175%		—	0.175%		—
In pit reserves:
Proven (kt)	2,053,422		696,490	2,933,979		572,761
Average copper grade	0.148%		0.315%	0.190%		0.329%
Probable (kt)	1,798,715		620,888	1,638,699		558,061
Average copper grade	0.120%		0.337%	0.152%		0.347%
Total leachable reserves (kt)	8,442,738		1,317,378	9,163,279		1,130,822
Average copper grade	0.157%		0.326%	0.176%		0.338%
Copper contained in ore reserves in pit(kt)(1)	54,567	263	14,900	46,040	242	13,818
(1)	Copper contained in ore reserves for open-pit mines is (i) the product of sulfide ore reserves and the average copper grade proven plus (ii) the product of sulfide ore reserves and the average copper grade probable plus (iii) the product of in-pit leachable reserves and the average copper grade. Copper contained in ore reserves for underground mines is the product of sulfide ore reserves and the average copper grade.

Internal Ore Reserves Estimates:

The table below provides details on our proven and probable copper and molybdenum reserves as of December 31, 2020, which are estimated based on long-term price assumptions of $3.00 per pound of copper, $9.00 per pound of molybdenum and $19.00 per ounce of silver. As discussed on page 54, the internal ore reserve estimates as presented are not compliant with SEC requirements, given that long-term price assumptions differ from the current prices used pursuant to SEC guidance. These internal ore reserve estimates do not affect the preparation of our financial statements.

	PERUVIAN OPEN‑PIT		MEXICAN OPEN‑PIT
	UNIT		UNIT		TOTAL	MEXICAN	DEVELOPMENT
	Cuajone	Toquepala	Buenavista	La Caridad	OPEN‑PIT	IMMSA	PROJECTS
	Mine	Mine	Mine	Mine	MINES	UNIT(1)	Tia Maria	El Arco	El Pilar	Pilares
Mineral Reserves
Metal prices:
Copper ($/lb.)	3.000	3.000	3.000	3.000	3.000	3.000	3.000	3.000	3.000	3.000
Molybdenum ($/lb.)	9.000	9.000	9.000	9.000	9.000			9.000
Cut‑off grade	0.203%	0.192%	0.132%	0.104%	0.149%		0.100%	0.188%	0.150%	0.142%
Proven
Sulfide ore reserves(kt)	892,550	2,348,667	3,320,189	2,118,919	8,680,325	17,736		1,385,642		13,042
Average grade:
Copper	0.566%	0.496%	0.411%	0.233%	0.406%	0.476%		0.439%		0.771%
Molybdenum	0.019%	0.028%	0.006%	0.031%	0.019%			0.007%
Lead						1.233%
Zinc						2.714%
Leachable material (kt)	22	384,767	1,179,435	450,318	2,014,542		218,016	187,617	271,101	252
Leachable material grade	0.558%	0.174%	0.138%	0.189%	0.156%		0.325%	0.332%	0.302%	0.241%
Probable
Sulfide ore reserves(kt)	753,833	290,087	1,596,709	1,158,754	3,799,383	28,690		1,012,287		30,974
Average grade:
Copper	0.389%	0.308%	0.367%	0.215%	0.321%	0.597%		0.398%		0.693%
Molybdenum	0.016%	0.010%	0.006%	0.030%	0.015%			0.007%
Lead						0.971%
Zinc						2.815%
Leachable material (kt)	900	1,032,952	501,734	172,979	1,708,565		533,037	65,283	9,648	926
Leachable material grade	0.612%	0.121%	0.124%	0.180%	0.128%		0.362%	0.161%	0.286%	0.252%
Total
Sulfide ore reserves(kt)	1,646,383	2,638,754	4,916,898	3,277,673	12,479,708	46,426	—	2,397,929	—	44,016
Average grade:
Copper	0.485%	0.475%	0.397%	0.226%	0.380%	0.551%		0.422%		0.716%
Molybdenum	0.018%	0.026%	0.006%	0.031%	0.018%			0.007%
Lead						1.072%
Zinc						2.776%
Leachable material (kt)	922	1,417,719	1,681,169	623,297	3,723,107		751,053	252,900	280,749	1,178
Leachable material grade	0.611%	0.135%	0.134%	0.187%	0.143%		0.351%	0.288%	0.301%	0.250%
Waste (kt)	4,641,332	8,562,116	6,229,289	2,726,038	22,158,775		684,804	2,121,497	540,154	148,971
Total material (kt)	6,288,637	12,618,589	12,827,356	6,627,008	38,361,590	46,426	1,435,857	4,772,326	820,903	194,165
Stripping ratio ((W+L)/O)	2.82	3.78	1.61	1.02	2.07			0.99		3.41
Stripping ratio (W/(L+O))	2.82	2.11	0.94	0.70	1.37		0.91	0.80	1.92	3.30
Leachable material
Reserves in stock (kt)	20,449	1,700,371	1,945,452	924,329	4,590,601
Average copper grade	0.502%	0.154%	0.158%	0.241%	0.175%
In‑pit reserves:
Proven (kt)	22	384,767	1,179,435	450,318	2,014,542		218,016	187,617	271,101	252
Average copper grade	0.558%	0.174%	0.138%	0.189%	0.156%		0.325%	0.332%	0.302%	0.241%
Probable(kt)	900	1,032,952	501,734	172,979	1,708,565		533,037	65,283	9,648	926
Average copper grade	0.612%	0.121%	0.124%	0.180%	0.128%		0.362%	0.161%	0.286%	0.252%
Total leachable reserves	21,371	3,118,090	3,626,621	1,547,626	8,313,708		751,053	252,900	280,749	1,178
Average copper grade	0.507%	0.145%	0.147%	0.219%	0.161%		0.351%	0.288%	0.301%	0.250%
Copper contained in ore reserves (kt)(2)	7,991	14,448	21,773	8,573	52,785	256	2,636	10,848	845	318

(kt) = Thousand tons

W= Waste, L= Leachable material; O= Ore.

(1)	The IMMSA unit includes the Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco mines. Zinc and lead contained in ore reserves are as follows:

(in thousand tons)	Proven	Probable	Total
Zinc	481.4	807.5	1,288.9
Lead	218.7	278.6	497.3

Copper contained in ore reserves for open-pit mines is (i) the product of sulfide ore reserves and the average copper grade plus (ii) the product of in-pit leachable reserves and the average grade of copper. Copper contained in ore reserves for underground mines is the product of sulfide ore reserves and the average copper grade.

OVERVIEW OF BLOCK MODEL RECONCILIATION PROCESS

We apply the following block model to mill reconciliation procedure.

The following stages are identified at the Cuajone, Toquepala, Buenavista and La Caridad mines:

1.	The mine geologists gather the necessary monthly statistical data from our information system (“SRP”), which provides ore tons milled and ore grades in the concentrator.
2.	Mined areas are topographically determined and related boundaries are built.
3.	Using the “interactive planner” option in our mining software (MineSight), ore tons and grades are calculated inside mined areas over the block model. At this point the current cut-off grade is considered.
4.	In the final stage, accumulated tons mined, weighted average grade for ore material and leach is compared to data coming from our SRP system.

Tonnage and grade reconciliation for 2020 are as follows:

	Long Range Model		Mill		Variance
	Tons		Tons		Tons
Mine	(thousands)	% Copper	(thousands)	% Copper	(thousands)	% Copper
Cuajone	30,113	0.650	30,183	0.666	70	0.016
Toquepala	37,095	0.626	39,382	0.634	2,287	0.008
Buenavista	72,653	0.522	72,895	0.527	242	0.005
La Caridad	30,147	0.343	34,949	0.361	4,802	0.018

If the estimation error appears greater than 3%, a detailed evaluation is conducted to review the differences, which normally could result in more in-fill drilling, to better understand the geological characteristics (grade, rock type, mineralization and alteration) and the spacing of drill holes that are considered in the ore body zone.

AVERAGE DRILL-HOLE SPACING

The following is the average drill-hole spacing for proven and probable sulfide reserves as of December 31, 2020:

	Proven	Probable

	(average spacing
	in meters)
Cuajone	68.33	103.89
Toquepala	74.64	114.54
Buenavista	53.17	105.67
La Caridad	46.52	104.71

EXPLORATION ACTIVITIES

We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico, Argentina, Ecuador and Chile. We also conduct exploration in the areas of our current mining operations. We invested $32.6 million on exploration programs in 2020, $30.0 million in 2019 and $29.6 million in 2018 and we expect to spend approximately $61.2 million on exploration programs in 2021.

Currently, we directly control 59,252 hectares and 503,104 hectares of exploration concessions in Peru and Mexico, respectively. We also currently hold 229,312 hectares, 27,353 hectares and 7,299 hectares of exploration concessions in Argentina, Chile and Ecuador, respectively.

Peru

Los Chancas. This property, located in the department of Apurimac in southern Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton and 181 million tons of mineralized leachable material with a total copper content of 0.357%. In 2019 and 2020, we developed social and environmental improvements for local communities. In 2021, we plan to continue with these activities and to conclude the environmental impact assessment of the project.

Michiquillay. This property, located in the district of La Encañada, in the province and department of Cajamarca in northern Peru, is a copper porphyry deposit. In February 2018, we won the public bidding process for the project, and in June 2018 we signed the acquisition contract with the Peruvian government. In 2019, we developed social and environmental programs for the local communities and in 2020, we are concluding the semi-detailed environmental impact assessment. This will allow us to begin a 50,000-meter diamond drilling program in 2021 to verify and update the estimated mineralized materials of the project. We also plan to continue developing social programs for the local communities.

Other Peruvian Prospects. In 2020, we drilled 547 meters to complete a 13,000-meter diamond drilling program to explore various geochemical and geophysical anomalies. The results obtained indicate an iron system with low contents of disseminated copper.

For 2021, we plan to conduct a diamond drilling program of 15,500 meters at four prospects in southern Peru that have shown evidence of copper porphyry deposits. Additionally, we will continue conducting several prospection programs at other Peruvian metallogenic zones, which were identified in 2020.

Mexico

In addition to exploration and drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico. The following are some of the more significant exploration projects:

Buenavista-Zinc. The Buenavista-Zinc site is located in the state of Sonora, Mexico and is part of the northwest Buenavista ore body. It is a skarn deposit containing zinc, copper, silver and lead sulfide mineralization. The deposit contains approximately 102.6 million tons of mineralized material, containing 1.88% of zinc, 0.47% of copper and 17 grams of silver per ton. In 2016, we reviewed the geological model of the deposit and the lithological description of prior drill holes, which were analyzed using infrared spectrometry. The results were included in the reserves database. Currently, we have concluded the conceptual design of the flotation plant. Additionally, the mining plan and economic studies have been prepared by external companies. In 2020, exploration was concluded at the Buenavista-Zinc site. In 2021, we expect to conduct a 5,000-meter drilling program at the Elisa-Puertecitos project, which is immediately northeast of Buenavista-Zinc.

The Chalchihuites. This is a skarn type deposit located in the state of Zacatecas, close to the San Martin mining unit. Drilling programs conducted between 1980 and 2014 identified 12.6 million of mineralized material with an average silver content of 110 grams per ton, 2.66% of zinc, 0.37% of lead and 0.67% of copper. Current results indicate that mineralization consists of a complex mixture of oxides and sulfides of silver, lead and zinc that requires additional metallurgical research. In 2017, we started a new drilling program of 21,000 meters to continue metallurgical research and testing. In 2018, this exploration program, which included 48 drill holes was completed. This program has been carried out in compliance with QA/QC protocol, which includes testing the specific density of different rocks and mineralized types and geochemistry sampling. In addition, 5,000 meters of core sample from the drilling program were analyzed with a hyperspectral scanner, and a study of 498 kilometers of hyperspectral imaging was conducted to recognize the geology of the entire Chalchihuites mineral district. In 2019, with the complete data from the diamond drilling program, we made a geological model of the Cronos deposit using Leapfrog software. In 2020, the sample design for a metallurgical test was completed and three metallurgical samples were delivered to an external consultant. We expect to conduct this test in 2021.

Bella Union (La Caridad). This prospect is a mineralized copper and molybdenum breccia deposit; the site is located at less than one kilometer from the border of La Caridad pit. In 2016 and 2017, we conducted a 28,217 meter drilling program to define the geometry of the deposit. The results identified 36.2 million tons of mineralized material with an average of 0.44% copper content and 0.05% of molybdenum. In May 2018, the drilling in this project was completed, totaling 46,400 meters distributed in 113 drill holes. The test results were received in June 2018. Currently, exploration at Bella Union has been completed and external consultants are working to integrate the information of this prospect into the life plan for the La Caridad-Pilares mines.

Campo Medio (Santa Eulalia). This prospect is located close to the west border of the Santa Eulalia mine. Results of geological surveying and drilling programs indicated that its mineralization consists of sulfides with 2.85 meters of width, 219 grams of silver, 6.60% of lead and 7.55% of zinc. Exploration at the Campo Medio area did not render positive results and exploration activities were suspended. In order to continue exploration towards the southern end of the San Antonio mine, the area must be drained because it was affected by flooding at Santa Eulalia.

Chile

El Salado (Montonero). A copper-gold prospect located in the Atacama region, northern Chile has been under exploration for copper and molybdenum porphyry since 2014. In 2016, we conducted a diamond drilling program of 12,169 meters to define mineral classification. In 2017, we drilled a total of 9,939 meters and finished the conceptual study. In 2021, we plan to conduct a pre-feasibility study of the project.

Other Chilean Prospects. In 2020, we concluded exploration work at the Cobre Sol prospect, a copper porphyry prospect located in the Antofagasta region. We conducted three diamond drilling programs, which totaled 798 meters and the results did not meet our objectives. In 2021, we plan to conduct a diamond drilling program of 12,000 meters at three prospects located in the copper-gold strip of the Antofagasta region in the north of Chile.

Ecuador

Chaucha. The Ruta del Cobre (“Copper Road”) project is located west of Cuenca city and south of Guayaquil. The mineralization in this area is characteristic of a copper-molybdenum porphyry system which is being explored since 2014. Through 2019, the exploration phase concluded with a total of 79,900 meters drilled. In 2020, we continued the infill-drilling program, where we conducted 35,400 meters of diamond drilling to reclassify the project’s existing mineralized materials. In 2021, we plan to drill an additional 30,000 meters to conclude the infill-drilling program and begin the project’s feasibility study.

Argentina

In 2011, we started exploration activities in Argentina. In 2015, we performed geological exploration in the Salta, Rio Negro and Neuquen provinces where we expected to locate copper porphyry with precious metals epithermal systems. In 2017, we performed prospection and geological evaluation work in the provinces of San Juan and Rio Negro. In 2019, we conducted a diamond drilling program of 2,530 meters to continue exploring the silver-gold epithermal systems, denominated the Caldera project, located in the Rio Negro province. In 2020, we conducted geological mapping and surface sampling work in these areas. In 2021, we plan to conduct further exploration work, mainly at the Cerro La Mina and Tanque Negro prospects.

Cañadon del Moro. This is a low sulfidation epithermal deposit with high longitude seams located in the Rio Negro province. We have defined an epithermal deposit of silver of potential economic interest with an estimated grade of 9.46 ounces of silver per metric ton. In 2021, we plan to drill an additional 5,000 meters to continue exploring the prospective and potential minerals.

In 2021, we also plan to conduct a diamond drilling program of 4,000 meters at the Esperanza project, located in the Rio Negro province. In addition, in 2021 we plan to conduct exploration programs of 3,000 meters and 2,000 meters at the La Hoyada and La Chilena prospects respectively; both are located in the province of Catamarca.

ITEM 3. LEGAL PROCEEDINGS

Reference is made to the information under the caption “Litigation Matters” in the consolidated financial statement Note 13 “Commitments and contingencies.”

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SCC COMMON STOCK:

SCC’s common stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange (“BVL”). SCC’s common stock symbol is SCCO on both the NYSE and the BVL. At December 31, 2020, there were 871 holders of record of our common stock.

DIVIDEND AND STOCK MARKET PRICES:

The table below contains information on the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE and the BVL for the periods indicated.

	For the year 2020
	Dividend	NYSE:		BVL:
Quarters	per Share	High	Low	High	Low
1st	$0.40	$44.41	$23.53	$44.23	$24.29
2nd	$0.20	$39.77	$26.54	$39.50	$26.82
3rd	$0.40	$48.52	$38.59	$48.32	$38.60
4th	$0.50	$65.82	$44.49	$65.90	$45.85
Year	$1.50	$65.82	$23.53	$65.90	$24.29

	For the year 2019
	Dividend	NYSE:		BVL:
Quarters	per Share	High	Low	High	Low
1st	$0.40	$39.68	$29.21	$39.77	$29.20
2nd	$0.40	$41.84	$33.27	$41.85	$33.14
3rd	$0.40	$38.49	$29.53	$38.10	$29.75
4th	$0.40	$43.19	$32.35	$43.00	$32.50
Year	$1.60	$43.19	$29.21	$43.00	$29.20

For a description of limitations on our ability to make dividend distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources” and Note 11 “Financing” to the consolidated financial statements.

DIRECTORS’ STOCK AWARD PLAN

The following table contains certain information related to our shares held as treasury stock for the Directors’ stock award plan as of December 31, 2020:

Equity Compensation Plan Information

	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available
Plan Category	outstanding options	outstanding options	for future issuance
Directors’ stock award plan	N/A	N/A	208,400

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

Period
				Total	Maximum
				Number of	Number of
				Shares	Shares that
		Total		Purchased	May Yet Be
		Number of	Average	as Part of	Purchased
		Shares	Price Paid	Publicly	Under the	Total Cost
From	To	Purchased	per Share	Announced Plan	Plan @ $65.12(1)	($ in millions)
2008	2012	46,914,486	$18.72	46,914,486		878.1
2013:		10,245,000	27.47	57,159,486		281.4
2014:		22,711,428	30.06	79,870,914		682.8
2015:		36,689,052	27.38	116,559,966		1,004.4
2016:		2,937,801	24.42	119,497,767		71.7
Total purchased		119,497,767	$24.42		1,253,583	$2,918.4
(1)	NYSE closing price of SCC common shares at December 31, 2020.

The SCC share repurchase program has registered no activity since the third quarter of 2016. The NYSE closing price of SCC common shares at December 31, 2020 was $65.12 and the maximum number of shares that the Company could purchase at that price was 1.3 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of December 31, 2020 and 2019.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph comparing the yearly change in the cumulative total returns on the Company’s common stock against cumulative total return on the S&P 500 Stock Index and the S&P Metals and Mining Select Industry Index for the five-year period ending December 31, 2020. The chart below analyzes the total return on SCC’s common stock for the period commencing December 31, 2015 and ending December 31, 2020, compared to the total return of the S&P 500 and the S&P Metals and Mining Select Industry Index for the same five-year period.

Comparison of Five Year Cumulative Total Return *

SCC Stock, S&P 500 Index and S&P Metals and Mining Select Industry Index **

$ 320
$ 300
$ 280
$ 260
$ 240
$ 220
$ 200
$ 180
$ 160
$ 140
$ 120
$ 100
$ 80
$ 60
$ 40
$ 20
$ 0
2015
2016
2017
2018
2019
2020
100
202.4
241.6
176.5
199.4
228.0
123.1
185.6
124.4
179.8
285.7
109.5
130.8
122.6
158.1
183.8
SCC
S&P 500
S&P M + MS Ind

*	Total return assumes reinvestment of dividends
**	The comparison assumes $100 invested on December 31, 2015

	Total Return per Year
	2016	2017	2018	2019	2020
SCC	23.1%	50.8%	(33.0)%	44.6%	59.0%
S&P 500	9.5%	19.4%	(6.2)%	28.9%	16.3%
S&P M + MS	102.4%	19.4%	(27.0)%	13.0%	14.4%

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

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA

The selected historical financial data presented below as of and for the five years ended December 31, 2020, includes certain information that has been derived from the consolidated financial statements. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. The financial data is presented in millions, except per share and capital stock amounts and financial ratios.

	Year Ended December 31,
Statement of Earnings Data	2020	2019	2018	2017	2016
Net sales(1)	$7,984.9	$7,285.6	$7,096.7	$6,654.5	$5,379.8
Operating income	3,120.7	2,753.0	2,881.2	2,618.9	1,564.2
Net income	1,577.8	1,491.9	1,548.2	732.4	778.8
Net income attributable to:
Non-controlling interest	7.4	6.1	5.2	3.9	2.3
Southern Copper Corporation	$1,570.4	$1,485.8	$1,543.0	$728.5	$776.5
Per share amounts:
Earnings basic and diluted	$2.03	$1.92	$2.00	$0.94	$1.00
Dividends paid	$1.50	$1.60	$1.40	$0.59	$0.18

	As of December 31,
Balance Sheet Data	2020	2019	2018	2017	2016
Cash and cash equivalents	$2,183.6	$1,925.1	$844.6	$1,004.8	$546.0
Total assets(2)	16,946.5	16,407.4	14,267.8	13,780.1	13,234.3
Total long-term debt, including current portion(2)	6,544.2	6,541.0	5,960.1	5,957.1	5,954.2
Total liabilities(2)	9,670.5	9,549.2	7,655.0	7,630.7	7,363.4
Total equity	$7,276.0	$6,858.2	$6,612.8	$6,149.4	$5,870.9

	Year Ended December 31,
Statement of Cash Flows Data	2020	2019	2018	2017	2016
Net income	$1,577.8	$1,491.9	$1,548.2	$732.4	$778.8
Depreciation, amortization and depletion	775.6	764.4	674.3	671.1	647.1
Cash provided by operating activities	2,783.6	1,911.9	2,235.1	1,976.6	923.1
Capital investments(3)	(592.2)	(707.5)	(1,121.4)	(1,023.5)	(1,118.5)
Debt repaid	(400.0)	—	—	—	—
Debt incurred	—	987.3	—	—	—
Dividends paid to common stockholders	(1,159.6)	(1,236.9)	(1,082.3)	(456.1)	(139.3)
SCC common shares buyback	—	—	—	—	(71.7)
Increase (decrease) in cash and cash equivalents	$258.5	$1,080.5	$(160.2)	$458.8	$271.5

	Year Ended December 31,
Capital Stock	2020	2019	2018	2017	2016
Common shares outstanding—basic and diluted (in thousands)	773,065	773,059	773,044	773,028	773,016
NYSE Price—high	$65.82	$43.19	$57.34	$47.63	$34.98
NYSE Price—low	$23.53	$23.21	$29.78	$32.38	$22.29
Book value per share	9.35	8.82	8.50	7.90	7.54
P/E ratio(4)	32.06	22.10	15.42	50.35	31.82

	Year Ended December 31,
Financial Ratios	2020	2019	2018	2017	2016
Gross margin(5)	41.10%	40.0%	42.5%	41.0%	31.6%
Operating income margin(6)	39.10%	37.8%	40.6%	39.4%	29.1%
Net margin(7)	19.70%	20.4%	21.7%	10.9%	14.4%
Current assets to current liabilities	3.50	2.83	2.61	2.71	2.57
Net debt/Net capitalization(8)	35.2%	41.8%	42.6%	44.4%	47.7%
Total debt/Total capitalization(9)	47.4%	50.3%	47.4%	49.2%	50.4%
(1)	Please see copper and metal prices for the last 10 years on Item 1 “Business—Metal Prices” and sales volumes for the last three years on Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations—Segments Results Analysis.”

(2)	In January 2019, the Company adopted ASC 842, recognizing right-of-use assets and the corresponding operating lease liabilities on the consolidated balance sheet. The Company elected the transition approach.

(3)	Please see Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations—Capital Investment Program.”

(4)	Represents closing Price divided by Earnings per share.

(5)	Represents net sales less cost of sales (including depreciation, amortization and depletion), divided by net sales, as a percentage.

(6)	Represents operating income divided by net sales, as a percentage.

(7)	Represents net income divided by net sales, as a percentage.

(8)	Net debt, which is a Non-GAAP measure, is defined as total debt minus cash, cash equivalents and short-term investments balance. Please see Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations—Financing Section”. During 2015, management decided to include short-term investments as a reduction to debt to arrive at net debt given that the Company can liquidate these investments at any time as needed.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to and should be read together with our Audited Consolidated Financial Statements as of and for each of the years in the three-year period ended December 31, 2020. Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for Southern Copper Corporation and its subsidiaries (collectively, “SCC,” “Southern Copper,” “the Company,” “our,” and “we”) on a consolidated basis for all periods. Our financial results may not be indicative of our future results.

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

We believe we hold the world’s largest copper reserve position. As of December 31, 2020, our copper ore reserves, calculated at a copper price of $3.00 per pound, totaled 67.7 million tons of contained copper, at the following locations:

Copper contained in ore reserves	Thousand tons
Mexican open‑pit	30,346
Peruvian operations	22,439
IMMSA	256
Development projects	14,647
Total	67,688

Outlook: Various key factors affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the last three years, approximately 81.0% of our revenues came from the sale of copper, 7.0% from molybdenum, 4.0% from zinc, 5.0% from silver and 3.0% from various other products, including gold, sulfuric acid and other materials.

●	Copper: In the last quarter of 2020, the LME copper price increased, from an average of $2.67 per pound in the fourth quarter of 2019 to $3.25 (+21.7%). Currently, we are seeing prices over $3.60 per pound, which bodes a positive outlook for the 2021 copper market. We believe the following factors are influencing the market:

●	A worldwide recovery in copper demand for industrial uses, driven mainly by a sustained recovery in economic activity in China and other Asian economies and in the European auto industry.
●	Regarding China, it should also be noted that copper scrap imports have decreased by 48% in the last 10 months of 2020, which led to a subsequent increase in Chinese consumption of refined copper.

●	The combined inventories of the LME, Comex, Shanghai and Bonded warehouses closed 2020 at their lowest levels since December 2014.

Given the current market outlook for supply and demand, we have a positive view for this year and for the long-term evolution of the copper market.

●	Molybdenum: It represented approximately 6.4% of our sales in 2020. Molybdenum prices averaged $8.57 per pound in 2020, compared to $11.27 in 2019, a 24.0% decrease.

Molybdenum is mainly used to produce special alloys of stainless steel that require significant hardness, corrosion and heat resistance. A new use for this metal is in lubricants and sulfur filtering of heavy oils and shale gas production.

●	Zinc: Although average zinc prices decreased in 2020 compared with 2019 (-11.0%), we believe zinc has very good long-term fundamentals due to its significant industrial consumption and expected production. Zinc represented 3.1% of our sales in 2020.

●	Silver: We believe that silver prices will have support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty. Silver represented 5.6% of our sales in 2020.

●	Production: In 2021 and 2022, we expect to produce 943,000 tons of copper given that production during these periods will be affected by a temporary reduction in ore grade and recovery at our Peruvian operations.

We expect our copper production to recover by 2023 and reach 1,031,000 tons of production as we get Peruvian production back on track and generate new production on our Pilares, El Pilar and Buenavista-Zinc Concentrator projects.

We also expect to produce 21.4 million ounces of silver in 2021, in line with 2020 production. In 2021, we expect to produce 76,200 tons of zinc from our mines, up 10.5% from 2020 production level. Additionally, we expect to produce 26,800 tons of molybdenum, which represents a decrease of 11.3% compared to 2020 production levels.

●	Capital investments: Capital investments were $592.2 million for 2020. This is 16.3% lower than in 2019, and represented 37.7% of net income. Our growth program to develop the full production potential of our Company is underway. We are currently developing a new organic growth plan to increase our copper volume production to 1.9 million tons by 2028 with the development of new projects.

For 2021, the Board of Directors approved a capital investment program of $1,431.3 million.

COVID-19

In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic based on a rapid increase in global transmission rates. The full impact of the COVID-19 outbreak will continue and the magnitude of the impact on the Company’s financial condition, liquidity and future operating results is uncertain. Senior management is actively monitoring the global situation´s effect on the Company´s financial condition, liquidity, operations, suppliers, industry and workforce and is focusing principally on the health, safety and well-being of our employees, their families and the communities where we have operations. As of December 31, 2020, there have been no major delays in the supply of the materials and services critical for operations and sales. In addition, the supply of non-critical materials and services for the operations is gradually being restored. Additionally, shipments of products and collections experienced no known major delays in the fourth quarter of 2020.

As of December 31, 2020, we continued to see a positive trend in the copper price, which closed at $3.51 per pound (LME) after it registered a drop to $2.18 per pound at the end of the first quarter of 2020. Considering the market outlook previously described, we have a positive view for 2021 and for the long-term evolution of the copper market.

The Company maintains a solid financial position and performance level. We believe this has allowed and will continue to allow us to deal with the effects of the pandemic in a way that prevents adverse material effects on our operations and financial results. The table below compares some of our financial information as of and for the years ended December 31, 2020 and 2019:

	2020	2019
($ in millions, except ratios)
Cash and cash equivalents	2,183.6	1,925.1
Accounts receivable	1,136.6	911.8
Total assets	16,946.5	16,407.4
Long term debt	6,544.2	6,541.0
Sales	7,984.9	7,285.6

RATIOS
Current assets to current liabilities	3.49	2.83
Accounts receivable turnover (1)	7.03	7.99
Total debt ratio (2)	0.39	0.42
Net income margin (3)	19.7%	20.4%
(1)	Represents net sales divided by accounts receivable.
(2)	Represents total debt divided by total assets.
(3)	Represents net income divided by net sales, as a percentage.

Governmental authorities in Mexico and Peru have declared that essential economic activities must continue during the COVID-19 health emergency. These activities include industrial mining and/or any other activity necessary to ensure the provision of essential services such as electricity; provide elements to install medical and hospital infrastructure; and manufacture health-related supplies and technological equipment. We believe that industrial mining stands as the most efficient and timely supplier of inputs that are critical to the productive chain to fight the pandemic.

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

At the present time, our operations are in compliance with all sanitary and government regulations and maintain proper environmental safeguards. Our COVID-19 emergency protocol has reinforced preventive measures such as disinfecting, clinical monitoring before work, cleaning and sanitizing of work areas and respect for social distancing. We have also restricted the access of contractors, suppliers and personnel to our facilities if visits are not indispensable and enforced multiple actions to limit workforce exposure to COVID-19 by imposing travel restrictions, prohibiting face-to-face meetings and urging frequent hand washing, as well as adhering to all other health, safety and social distancing measures required by governmental authorities. At December 31, 2020, approximately 92% of the workforce in Mexico was working on site or at home under strict safety measures; the remaining 8% of the workforce was not working, including all individuals at high risk due to age and/or preexisting medical conditions. At our Peruvian operations, approximately 63% of the workforce was working onsite or at home under strict safety measures, while the remaining 37% was not working, including all individuals at high risk due to age and/or preexisting medical conditions. Through December 31, 2020, SCC incurred approximately $27.6 million in COVID-19 related production costs that include protective equipment and labor costs. These costs have been expensed to cost of sales in the Company´s consolidated statement of earnings.

KEY MATTERS

Below, we discuss several matters that we believe are important to understand our results of operations and financial condition. These matters include (i) earnings, (ii) production, (iii) “operating cash costs” as a measure of our performance, (iv) metal prices, (v) business segments, (vi) the effect of inflation and other local currency issues and (vii) our capital investment and exploration program.

Earnings: The table below highlights key financial and operational data of our Company for the three years ended December 31, 2020 (in millions, except copper price and per share amounts):

				Variance
	2020	2019	2018	2020 - 2019	2019 - 2018
Copper price LME	2.80	2.72	2.96	0.08	(0.24)
Pounds of copper sold	2,305.9	2,173.8	1,952.9	132.1	220.9
Net sales	$7,984.9	$7,285.6	$7,096.7	$699.3	$188.9
Operating income	$3,120.7	$2,753.0	$2,881.2	$367.7	$(128.2)
Income before income taxes	$2,745.8	$2,426.5	$2,589.4	$319.3	$(162.9)
Net income attributable to SCC	$1,570.4	$1,485.8	$1,543.0	$84.6	$(57.2)
Earnings per share	$2.03	$1.92	$2.00	$0.11	$(0.08)
Dividends per share	$1.50	$1.60	$1.40	$(0.10)	$0.20

Net sales in 2020 of $8.0 billion were the highest in our history and exceeded those recorded in 2019 by $699.3 million. This increase was mainly the result of higher copper (+6.1%), molybdenum (+12.7%) and silver (+8.8%) sales volumes, as well as higher copper (+2.9%) and silver (+27.6%) prices; this effect was partially offset by lower molybdenum (-24.0%) prices. Net sales in 2019 of $7.3 billion were higher than in 2018 by $188.9 million. This increase was mainly the result of higher copper (+11.3%), molybdenum (+21.7%) and silver (+5.7%) sales volumes and was partially offset by lower copper (−8.1%) and molybdenum (−5.0%) prices.

The two largest components of operating costs and expenses are cost of sales and depreciation, amortization and depletion, both of which increased in each of the years in the periods shown above. In 2020, cost of sales increased by $323.4 million and depreciation, amortization and depletion increased by $11.2 million. The increase in cost of sales in 2020 was mainly due to an increase in the cost of metals purchased from third parties and a decrease in the capitalization of leachable material. This increase was partially offset by a reduction in the cost of diesel and fuel. In 2019, cost of sales increased by $197.4 million and depreciation, amortization and depletion increased by $90.1 million. The increase in cost of sales in 2019 was mainly due to higher repairing materials and operating contractors’ costs, as well as a decrease in capitalized leachable material. This increase was partially offset by a decrease in the cost of metals purchased from third parties.

Net income attributable to SCC in 2020 was 5.7% higher than reported in 2019; this was mainly due to higher sales volumes and to higher copper and silver prices. Net income attributable to SCC in 2019 was 3.6% lower than in 2018; this was primarily driven by a decrease in prices for copper and molybdenum, despite an increase in sales volumes.

Production: The table below contains mine production data of our Company for the three years ended December 31, 2020:

				Variance
				2020 - 2019		2019 - 2018
	2020	2019	2018	Volume	%	Volume	%
Copper (in million pounds)	2,207.6	2,191.0	1,948.2	16.6	0.8%	242.8	12.5%
Molybdenum (in million pounds)	66.7	59.3	48.5	7.4	12.5%	10.8	22.3%
Zinc (in million pounds)	152.0	163.0	156.0	(11.0)	(6.8)%	7.0	4.5%
Silver (in million ounces)	21.5	20.3	17.3	1.2	6.2%	3.0	17.3%

The table below contains copper production data from each of our mines for the three years ended December 31, 2020:

				Variance
				2020 - 2019		2019 - 2018
Copper (in million pounds):	2020	2019	2018	Volume	%	Volume	%
Toquepala	562.4	568.8	375.4	(6.4)	(1.1)%	193.4	51.5%
Cuajone	371.8	344.8	354.0	27.0	7.8%	(9.2)	(2.6)%
La Caridad	298.8	293.4	292.1	5.4	1.8%	1.3	0.4%
Buenavista	951.9	965.8	913.0	(13.9)	(1.4)%	52.8	5.8%
IMMSA	22.7	18.2	13.7	4.5	24.6%	4.5	32.8%
Total mined copper	2,207.6	2,191.0	1,948.2	16.6	0.8%	242.8	12.5%

2020 compared to 2019:

Copper mine production in 2020 increased 0.8% to 2,207.6 million pounds, up from 2,191.0 million pounds in 2019. This increase was due to:

●	Higher production at the Cuajone mine (+7.8%), which was driven by an increase in ore grades and recoveries.
●	Higher production at the La Caridad mine (+1.8%).
●	Higher production at the IMMSA operations (+24.6%), which was attributable to an increase in ore grades.

Molybdenum production increased 12.5% in 2020 compared to the level in 2019 due to an increase in production at our Toquepala (+37.7%), Cuajone (+28.6%) and La Caridad (+3.2%) operations; this was partially offset by a decrease in production at our Buenavista (-10.6%) mine.

Zinc production decreased 6.8% in 2020, which was driven by a decrease in ore grades and in production at our Santa Eulalia (-96.0%) and Los Charcas (-5.0%) operations; this was partially offset by an increase in production at our San Martin (+151.0%) mine, which restored production to full capacity at the end of the third quarter of 2019.

Mined silver production increased 6.2% in 2020 compared to the level recorded in 2019; this was mainly due to an increase in production at our Cuajone (+8.8%), La Caridad (+16.4%) and IMMSA (+15.0%) operations, which was partially offset by a decrease in production at the Toquepala (-2.4%) and Buenavista (-3.6%) mines.

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

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 96. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

In our calculation of operating cash cost per pound of copper produced, we exclude depreciation, amortization and depletion, which are considered non-cash expenses. Exploration is considered a discretionary expenditure and is also excluded. Workers’ participation provisions are determined on the basis of pre-tax earnings and are also excluded. Additional exclusions from operating cash costs are items of a non-recurring nature and the mining royalty charge as it is based on various calculations of taxable income, depending on which jurisdiction, Peru or Mexico, is imposing the charge. We believe these adjustments will allow our management and stakeholders to see a presentation of our controllable cash cost, which we believe is one of the lowest of all copper-producing companies of similar size.

We define operating cash cost per pound of copper produced net of by-product revenues as operating cash cost per pound of copper produced, as defined in the previous paragraph, less by-product revenues and net revenue (loss) on sale of metal purchased from third parties.

In our calculation of operating cash cost per pound of copper produced, net of by-product revenues, we credit against our costs the revenues from the sale of all our by-products, including, molybdenum, zinc, silver, gold, etc. and the net revenue (loss) on sale of metals purchased from third parties. We disclose this measure including the by-product revenues in this way because we consider our principal business to be the production and sale of copper. As part of our copper production process, much of our by-products are recovered. These by-products, as well as the processing of copper purchased from third parties, are a supplemental part of our production process and their sales value contribute to covering part of our incurred fixed costs. We believe that our Company is viewed by the investment community as a copper company, and is valued, in large part, by the investment community’s view of the copper market and our ability to produce copper at a reasonable cost.

We believe that both of these measures are useful tools for our management and our stakeholders. Our cash costs before by-product revenues allow us to monitor our cost structure and address areas of concern within operating management. The measure operating cash cost per pound of copper produced net of by-product revenues is a common measure used in the copper industry and is a useful management tool that allows us to track our performance and better allocate our resources. This measure is also used in our investment project evaluation process to determine a project’s potential contribution to our operations, its competitiveness and its relative strength in different price scenarios. The expected contribution of by-products is generally a significant factor used by the copper industry to determine whether to move forward or not in the development of a new mining project. As the price of our by-product commodities can have significant fluctuations from period to period, the value of its contribution to our costs can be volatile.

Our operating cash cost per pound of copper produced, as defined above, is presented in the table below for the three years ended December 31, 2020:

Operating cash cost per pound of copper produced(1)

(In millions, except cost per pound and percentages)

				2020 - 2019		2019 - 2018
	2020	2019	2018	Value	%	Value	%
Total operating cash cost before by‑product revenues	$2,923.7	$3,230.9	$2,904.4	$(307.2)	(9.5)%	$326.5	11.2%
Total by‑product revenues	$(1,455.9)	$(1,359.2)	$(1,267.7)	$(96.7)	7.1%	(91.5)	7.2%
Total operating cash cost net of by‑product revenues	$1,467.8	$1,871.7	$1,636.7	$(403.9)	(21.6)%	$235.0	14.4%
Total pounds of copper produced(2)	2,136.1	2,133.3	1,886.8	2.8	0.1%	246.5	13.1%
Operating cash cost per pound before by‑product revenues	$1.37	$1.52	$1.54	$(0.15)	(9.9)%	$(0.02)	(1.3)%
By‑products per pound revenues	$(0.68)	$(0.64)	$(0.67)	$(0.04)	6.3%	$0.03	(4.5)%
Operating cash cost per pound net of by‑product revenues	$0.69	$0.88	$0.87	$(0.19)	(21.7)%	$0.01	1.1%
(1)	These are non-GAAP measures, see page 96 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

2020 compared to 2019:

As seen in the table above, our per pound cash cost before by-product revenues in 2020 was 9.9% lower than that recorded in 2019. This reduction is mainly attributable to a temporary decrease in production costs, as some operating, stripping and maintenance costs were reduced or postponed due to the COVID-19 pandemic. Our cash cost per pound net of by-product revenues for 2020 was 21.7% below that seen for the same period of 2019 and was also attributable to the temporary decrease in production costs outlined above.

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

For 2021, assuming that expected metal production and sales are achieved; 2020 tax rates are unchanged and giving no effects relative to potential hedging programs, metal price sensitivity factors indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$122.2	$35.8	$14.3	$13.5

Business Segments: We view our Company as having three reportable segments and manage it on the basis of these segments. These segments are (1) our Peruvian operations, (2) our Mexican open-pit operations and (3) our Mexican underground operations, known as our IMMSA unit. Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities that service both mines. Our Mexican open-pit operations include La Caridad and Buenavista mine complexes, the smelting and refining plants and support facilities, which service both mines. Our IMMSA unit includes five underground mines and several industrial processing facilities.

Segment information is included in our review of “Results of Operations” in this item and also in Note 18 “Segment and Related Information” of the consolidated financial statements.

Inflation and Exchange Rate Effect of the Peruvian sol and the Mexican peso: Our functional currency is the U.S. dollar and our revenues are primarily denominated in U.S. dollars. Significant portions of our operating costs are denominated in Peruvian sol and Mexican pesos. Accordingly, when inflation and currency devaluation/appreciation of the Peruvian and Mexican currency occur, our operating results can be affected. In recent years, we believe these changes have had no material effect on our results and financial position. Please see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for more detailed information.

Capital Investment Program: We made capital investments of $592.2 million in 2020, $707.5 million in 2019 and $1,121.4 million in 2018. In general, the capital investments and projects described below are intended to increase production, decrease costs or address social and environmental commitments.

The table below contains information on our capital investments for the three years ended December 31, 2020 (in millions):

	2020	2019	2018
Peruvian projects:
Toquepala expansion project	$5.1	$41.1	$392.4
Quebrada Honda dam expansion	30.9	—	—
Heavy mineral management optimizing project—Cuajone	—	—	17.0
Toquepala mine truck acquisition	9.7	—	—
HPGR system—Toquepala	—	7.6	7.8
Tailings disposal—Quebrada Honda dam	0.4	1.0	23.7
Ilo sulfuric acid plant N°1 modification	2.0	5.1	15.3
Pumping system neutralization plant - Toquepala	5.1	8.0	—
Other projects	46.8	37.8	25.1
Sub‑total projects	100.0	100.6	481.3
Maintenance and replacement	109.4	216.3	201.4
Net change in capital expenditures incurred but not yet paid	(14.4)	33.2	91.3
Total Peruvian expenditures	195.0	350.1	774.0
Mexican projects:
New Buenavista concentrator	68.3	1.0	5.8
Pilares Mine	33.4	—	—
Buenavista projects infrastructure	—	1.1	2.3
Solutions system improvements of Tinajas	10.0	6.0	1.3
Quebalix IV	0.1	0.7	2.0
New tailing disposal deposit at Buenavista mine	27.0	35.8	56.7
Over elevation of tailings deposit N° 7 at La Caridad mine	11.0	25.4	18
Sonora River water restitution system in Moritas Basin	—	1.8	6
San Martin mine restoration	21.1	48.9	13.5
Other projects	109.5	85.7	63.5
Sub‑total projects	280.4	206.4	169.4
Maintenance and replacement	132.5	148.6	169.3
Net change in capital expenditures incurred but not yet paid	(15.7)	2.4	8.7
Total Mexican expenditures	397.2	357.4	347.4
Total capital investments	$592.2	$707.5	$1,121.4

In 2021, we plan to invest $1,431.3 million in capital projects. In addition to our ongoing capital maintenance and replacement spending, our principal capital programs include the following:

Projects in Mexico:

Buenavista Zinc - Sonora: This project is located within the Buenavista facility and includes the development of a new concentrator to produce approximately 80,000 tons of zinc and 20,000 tons of copper per year. We have completed the basic engineering study and the detailed engineering study has reached 81% completion. In order to continue with the project, stronger preventive measures to combat COVID-19 have been put in place. Purchase orders have been placed for major equipment, some of which is currently being manufactured. The project has all the necessary permits. The project´s budget is $413 million, and we expect to initiate operations in 2023. When completed, we anticipate that this new facility will double the Company’s zinc production capacity and will provide 490 direct jobs and 1,470 indirect jobs.

Pilares - Sonora: This project, located six kilometers from La Caridad, will be developed as an open-pit mine operation with an annual production capacity of 35,000 tons of copper in concentrate. The ore will be transported from the pit to the primary crushers of the La Caridad copper concentrator through a new 25-meter wide off-road facility for mining trucks, which is under construction, and will significantly improve the overall mineral ore grade (combining the 0.78%

expected from Pilares with 0.34% from La Caridad). The budget for Pilares is $159 million and we expect the project to begin production in the first quarter of 2022.

El Pilar - Sonora: This is a low-capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 281 million tons of ore with an average copper grade of 0.301%. El Pilar will operate as a conventional open-pit mine with an annual production capacity of 36,000 tons of copper cathodes. This operation will use highly cost efficient and environmentally friendly SX-EW technology. We estimate a development investment of approximately $310 million. Construction at the pilot plant and experimental pads has ended and tests are being performed. The results from experimental pads on leaching process have confirmed adequate levels of copper recovery. We expect this project to start production in 2023 with an expected mine life of 13 years.

The San Martin mine recovery program. After eleven years of illegal stoppage, we resumed control of the San Martin mine in August 2018. The San Martin facilities deteriorated during this period but we made a major renovation and restarted operations during the second quarter of 2019. In 2020, we produced 14,361 tons of zinc, 2.8 million ounces of silver, 3,601 tons of copper, and 1,425 tons of lead. The budget for the restoration program is $97.7 million. As of December 31, 2020 the program reported a total expense of $86.4 million.

Projects in Peru:

Quebrada Honda dam expansion – Tacna: This project aims to enlarge the main and lateral dams in Quebrada Honda and includes the relocation of some facilities due to dam growth and implementation of other facilities for water recovery, among other factors. As of December 31, 2020, the engineering study is complete and we have initiated the procurement process for the necessary materials and equipment. This project has a total budget of $140.0 million, of which we have invested $32 million as of December 31, 2020. Progress on the Project is 41% according to the plan.

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

El Arco - Baja California: This is a world-class copper deposit located in the central part of the Baja California peninsula, with ore reserves of 2.4 billion tons with an ore grade of 0.422%, 0.3 billion tons of leach material with an ore grade of 0.288% and 0.11 grams of gold per ton. This project envisions an open-pit mine with a combined concentrator and SX-EW operations, with an estimated production capacity of 190,000 tons of copper and 105,000 ounces of gold annually. The project has an estimated capital budget of $2.9 billion. The Company has started the baseline study and is reviewing the basic engineering analysis to request the environmental impact permit. We are currently in the final stage of the land acquisition process for the project.

Los Chancas—Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates indicate the presence of 545 million tons of mineralized material with a copper content of 0.59%, molybdenum content of 0.04% and 0.039 grams of gold per ton, as well as 181 million tons of mineralized leachable material with a total copper content of 0.357%. Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to produce 130,000 tons of copper and 7,500 tons of molybdenum annually. The estimated capital investment is $2,600 million and the project is expected to be in operation in 2027. In 2019, we continued to engage in social and environmental improvements for the local communities. In 2020, we continued to work on these activities and plan to conclude the environmental impact assessment for the project in 2021.

Michiquillay Project—Cajamarca: On June 12, 2018, Southern Copper signed a contract and made an initial payment of $12.5 million for the acquisition of the Michiquillay project in Cajamarca, Peru. The Company has created a multidisciplinary management team to plan the development of this project. As part of this plan, the Company has established contact with the local and regional authorities and communities to promote programs to sustainably develop the area. In 2020, we continued to develop social and environmental programs for the local communities and are concluding a semi-detailed environmental impact assessment. This will allow us to begin a 50,000 meter diamond drilling program in 2021 to verify and update the project´s estimated mineralized materials.

Michiquillay is a world class mining project with estimated mineralized material of 1,150 million tons with an estimated copper grade of 0.63%. When developed, we expect Michiquillay to produce 225,000 tons of copper per year (along with by-products of molybdenum, gold and silver) for an initial mine life of more than 25 years and at a competitive cash-cost. We estimate an investment of approximately $2.5 billion will be required and expect production start-up by 2028. We believe that Michiquillay will become one of Peru´s largest copper mines. The project will create significant business opportunities in the Cajamarca region, generate new jobs for the local communities and contribute with taxes and royalties to the local, regional and national governments.

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

Ore Reserves: For internal ore reserve estimation, we use metal price assumptions of $3.00 per pound for copper and $9.00 per pound for molybdenum. These prices are intended to conservatively approximate average prices over the long term and are based on internal estimates for the curves of long-term metal prices.

However, pursuant to SEC guidance, the reserve information in this report is calculated using average metal prices for the most recent three-year period, except as otherwise stated. We refer to these three-year average metals prices as “current average prices.” Our current average prices for copper are calculated using prices quoted by COMEX, and our current average prices for molybdenum are calculated using prices published in Platt’s Metals Week. Unless otherwise stated, reserve estimates in this report use the following three years average prices for copper and molybdenum as of December 31, 2020:

				Average
	2020	2019	2018	2020 - 2018
Copper ($per pound)	$2.80	$2.72	$2.93	$2.82
Molybdenum ($per pound)	$8.69	$11.35	$11.94	$10.66

Certain financial information is based on reserve estimates calculated on the basis of current average prices. These include amortization of intangible assets and mine development. Variations in ore reserve calculations from changes in metal price assumptions generally do not create material changes in our financial results. However, significant decreases in metal prices could adversely affect our earnings by causing, among other things, asset impairment charges, please see “Assets impairment” below. A 20% increase or decrease in three-year average copper prices (current prices) for mineral reserves estimation, which is a reasonable possibility, would not materially affect our statement of earnings as the amount of reserves would not change significantly. Please see Item 2 “Properties—Ore reserves.”

Ore stockpiles on leach pads: The leaching process is an integral part of the mining operations carried out at our open-pit mines. We capitalize the production cost of leachable material at our Toquepala, La Caridad and Buenavista mines recognizing it as inventory. The estimates of recoverable mineral content contained in the leaching dumps are supported by engineering studies. As the production cycle of the leaching process is significantly longer than the conventional process of concentrating, smelting and electrolytic refining, we include current leach inventory (as part of work-in-process inventories) and long-term leach inventory on our balance sheet. Amortization of leachable material is recorded by the units of production method.

On January 1, 2020, the Company aligned its capitalization method for its Peruvian and Mexican operations to capitalize based on the allocation of copper content recoverable between ore and leach material. In addition, inventory consumption is now valued at the average unit cost, instead of the declining percentages of recovery method used previously. As a result of these changes, during 2020 the value of capitalized material decreased by $196.4 million and consumption decreased by $29.3 million when compared to the previous capitalization method.

Management has evaluated ASC 250-10 and considered appropriate guidance to conclude that the aforementioned classifies as a change in accounting estimate, and therefore should affect accounting books prospectively. Management believes that this new method will result in a more accurate valuation of this material.

Asset Retirement Obligation: Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs we will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. These estimates are based in part on our inflation and credit rate assumptions. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required to be performed by us. Any such increases in future costs could materially impact the amounts charged to operations for reclamation and remediation. In 2020, the Company made a change in the estimate for the asset retirement obligation for its Mexican operations, mainly due to a detailed review of the closing activities required for each facility. The effect of this change was an increase in the asset retirement obligation of $269.3 million, which was recorded in December 2020.

Asset retirement obligations are further discussed in Note 10 “Asset Retirement Obligation” to the consolidated financial statements included herein.

Revenue Recognition: For certain of our sales of copper and molybdenum products, customer contracts allow for pricing based on a month subsequent to shipping, in most cases within the following three months and in a few cases, in a period that can exceed three months. In such cases, revenue is recorded at a provisional price at the time of shipment. The provisionally priced copper sales are adjusted to reflect forward LME or COMEX copper prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract. In the case of molybdenum sales, for which there are no published forward prices, the provisionally priced sales are adjusted to reflect the market prices at the end of each month until a final adjustment is made to the price of the shipments upon settlement with customers pursuant to the terms of the contract. (See details in “Provisionally Priced Sales” under this Item 7).

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) significantly changed U.S. tax law by, among other things, lowering corporate income tax rates from 35% to a flat 21% effective January 1, 2018, implementing a territorial tax system; and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. To address circumstances that could arise because of the late passage of TCJA in 2017, the SEC issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant lacked sufficient information prepared or analyzed in reasonable detail, to complete accounting under ASC 740 “Accounting For Income Taxes” during the following year (2018).

Asset Impairments: We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle. We are currently using an average copper price of $2.20 per pound and an average molybdenum price of $5.00 per pound, which reflect what we believe, for impairment test purposes, is the lower range of the current price environment. The results of our impairment sensitivity analysis, which included a stress test using a copper price assumption of $2.00 per pound and a molybdenum price assumption of $4.00 per pound, showed projected discounted cash flows in excess of the carrying amounts of long-lived assets by margins ranging from 1.3 to 4.3 times such carrying amount.

In recent years, our assumptions for long-term average prices resulted in stricter evaluations for impairment analysis than using the three year average prices for copper and molybdenum prices. Should this situation change in the future with three-year average prices falling below the long-term price assumption, we would assess the need to use the three-year average prices in our evaluations. We use an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life to measure whether the assets are recoverable and measure any impairment compared to fair value.

Leases: In 2019, the Company adopted the new leases standard and it resulted in the recognition of right-of-use assets and lease obligations on the Company´s balance sheet. After the analysis of this standard, the Company concluded that all of its existing lease contracts are operating lease contracts. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation by the Company to make lease payments that arise from the lease. Lease right-of-use assets and liabilities are recognized at the inception date based on the present value of lease payments over the lease term. As the Company’s lease contracts do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the inception date to determine the present value of lease payments.

RESULTS OF OPERATIONS

The following table highlights key financial results for each of the years in the three-year period ended December 31, 2020 (in millions):

				Variance

Statement of Earnings Data	2020	2019	2018	2020 - 2019	2019 - 2018
Net sales	$7,984.9	$7,285.6	$7,096.7	$699.3	$188.9
Operating costs and expenses	(4,864.2)	(4,532.6)	(4,215.5)	(331.6)	(317.1)
Operating income	3,120.7	2,753.0	2,881.2	367.7	(128.2)
Non‑operating income (expense)	(374.9)	(326.5)	(291.8)	(48.4)	(34.7)
Income before income taxes	2,745.8	2,426.5	2,589.4	319.3	(162.9)
Income taxes	(1,237.9)	(966.3)	(1,105.0)	(271.6)	138.7
Deferred income taxes	63.5	21.0	51.5	42.5	(30.5)
Equity earnings of affiliate	6.4	10.7	12.3	(4.3)	(1.6)
Net income attributable to non‑controlling interest	(7.4)	(6.1)	(5.2)	(1.3)	(0.9)
Net income attributable to SCC	$1,570.4	$1,485.8	$1,543.0	$84.6	$(57.2)

NET SALES

2020-2019: Net sales in 2020 were $7,984.9 million, compared to $7,285.6 million in 2019, which represented an increase of $699.3 million. This 9.6% increase was mainly the result of higher sales volumes of copper (+6.1%), silver (+8.8%), molybdenum (+12.7%) and zinc (+1.0%) as well as higher copper (+2.9%) and silver (+27.7%) prices. This effect was slightly offset by lower molybdenum (−24.0%) and zinc (-11.2%) prices.

2019-2018: Net sales in 2019 were $7,285.6 million, compared to $7,096.7 million in 2018, an increase of $188.9 million. This 2.7% increase was mainly the result of higher copper (+11.3%), molybdenum (+21.7%) and silver (+5.7%) sales volumes, partially offset by copper (−8.1%) and molybdenum (−5.0%) prices.

The table below outlines the average published market metals prices for our metals for each of the three years in the three-year period ended December 31, 2020:

				% Variance
	2020	2019	2018	2020 - 2019	2019 - 2018
Copper price ($per pound—LME)	$2.80	$2.72	$2.96	2.9%	(8.1)%
Copper price ($per pound—COMEX)	$2.80	$2.72	$2.93	2.9%	(7.2)%
Molybdenum price ($per pound)(1)	$8.57	$11.27	$11.86	(24.0)%	(5.0)%
Zinc price ($per pound—LME)	$1.03	$1.16	$1.33	(11.2)%	(12.8)%
Silver price ($per ounce—COMEX)	$20.62	$16.16	$15.65	27.6%	3.3%
(1)	Platt’s Metals Week Dealer Oxide.

The table below provides our metal sales as a percentage of our total net sales:

	Year Ended
	December 31,
Sales as a percentage of total net sales	2020	2019	2018
Copper	81.6%	80.2%	80.4%
Molybdenum	6.4%	7.5%	7.2%
Silver	5.6%	4.5%	4.2%
Zinc	3.1%	3.8%	4.6%
Other by‑products	3.3%	4.0%	3.6%
Total	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product (in million pounds). The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

				Variance
Copper Sales (million pounds)	2020	2019	2018	2020 - 2019	2019 - 2018
Refined (including SX‑EW)	1,069.6	1,065.2	1,152.2	4.4	(87.0)
Rod	389.0	365.5	335.7	23.5	29.8
Concentrates and other	847.3	743.1	465.0	104.2	278.1
Total	2,305.9	2,173.8	1,952.9	132.1	220.9

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume:

	Year ended December 31,
Copper Sales by product type	2020	2019	2018
Refined (including SX‑EW)	46.4%	49.0%	59.0%
Rod	16.9%	16.8%	17.2%
Concentrates and other	36.7%	34.2%	23.8%
Total	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components for the three years ended 2020 as a percentage of total production cost:

	Year ended December 31,
	2020	2019	2018
Power	16.8%	14.7%	14.8%
Labor	13.5%	13.9%	13.9%
Fuel	11.2%	13.2%	14.6%
Maintenance	22.6%	21.0%	19.5%
Operating material	17.4%	17.7%	18.7%
Other	18.5%	19.5%	18.5%
Total	100.0%	100.0%	100.0%

2020-2019: Operating costs and expenses in 2020 increased $331.6 million, compared to 2019, primarily due to:

Operating cost and expenses for 2019		$4,532.6
Plus:
•	Increase in volume and cost of metals purchased from third parties.	177.5
•	Decrease in capitalized leachable material.	218.2
•	COVID-19 related costs.	27.6
•	Increase in depreciation, amortization and depletion expense.	11.2
•	Increase in exploration expense.	2.6
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to lower fuel costs.	(99.9)
•	Decrease in selling, general and administrative expenses.	(5.6)
Operating cost and expenses for 2020		$4,864.2

2019-2018: Operating costs and expenses in 2019 increased $317.1 million, compared to 2018, primarily due to:

Operating cost and expenses for 2018		$4,215.5
Plus:
•	Decrease in capitalized leachable material.	97.9
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher repairing materials and operating contractors costs, partially offset by lower cost of metals purchased from third parties.	99.5
•	Higher depreciation, amortization and depletion expense due to our expansion and maintenance investments.	90.1
•	Higher selling, general and administrative expenses.	29.2
•	Higher exploration expense.	0.4
Operating cost and expenses for 2019		$4,532.6

				Variance
NON‑OPERATING INCOME (EXPENSE)	2020	2019	2018	2020 - 2019	2019 - 2018
Interest expense	$(393.4)	$(372.9)	$(360.9)	$(20.5)	$(12.0)
Capitalized interest	26.8	32.2	83.8	(5.4)	(51.6)
Other expense	(27.5)	(7.0)	(30.7)	(20.5)	23.7
Interest income	19.2	21.2	16.0	(2.0)	5.2
Total non‑operating income (expense)	$(374.9)	$(326.5)	$(291.8)	$(48.4)	$(34.7)

2020-2019: Non-operating income and expense were a net expense of $374.9 million in 2020 compared to a net expense of $326.5 million in 2019. The $48.4 million increase in net expense in 2019 was mainly due to:

●	$ 20.5 million increase in the miscellaneous expense, net, principally due to a $24.2 million provision related to rain damages at our Peruvian operations.
●	$ 20.5 million increase in interest expense, which was attributable to the Minera Mexico debt issuance in September 2019;
●	$ 5.4 million decrease in capitalized interest, given that completed projects in Peru have been transferred to operations, and
●	$ 2.0 million of lower interest income.

2019-2018: Non-operating income and expense were a net expense of $326.5 million in 2019 compared to a net expense of $291.8 million in 2018. The $34.7 million increase in net expense in 2019 was mainly due to:

●	$ 51.6 million of lower capitalized interest, as completed projects in Peru have been transferred to operations.
●	$ 12.0 million of higher interest expense due to the Minera Mexico debt issuance in September 2019; partially offset by,
●	$ 23.7 million of lower miscellaneous expense, net, which includes a $25.0 million insurance payment due to rain damages suffered in our Peruvian operations, and
●	$ 5.2 million of higher interest income.

Income taxes

	Year Ended
	December 31,
	2020	2019	2018
Provision for income taxes ($ in millions)	$1,174.4	$945.3	$1,053.5
Effective income tax rate	42.8%	39.0%	40.7%

The income tax provision includes Peruvian, Mexican and U.S. federal and state income taxes.

Components of income tax provision for 2020, 2019 and 2018 include the following ($ in millions):

	2020	2019	2018
Statutory income tax provision	$1,020.9	$831.4	$903.4
Tax reform adjustment	—	—	30.9
Peruvian royalty	31.4	14.2	9.0
Mexican royalty	72.1	61.6	79.6
Peruvian special mining tax	50.0	38.1	30.6
Total income tax provision	$1,174.4	$945.3	$1,053.5

The increase in the 2020 effective income tax rate from the prior year was primarily attributable to a movement in exchange gains and losses from the devaluation of the Mexican peso and the Peruvian sol against the U.S. dollar; an increase in the Peruvian special mining tax; and an increase in the Mexican and Peruvian royalty. In 2018 the Company, pursuant to SAB 118, completed its analysis of the effects of the 2017 U.S. tax reform and recorded a non-cash tax provision of $30.9 million in addition to the non-cash amount of $785.9 recorded in 2017. After applying the conditions of US tax reform in 2017, the aforementioned led to a total non-cash tax provision for 2017 and 2018 to $816.8 million.

Equity earnings of affiliate

In 2020, 2019 and 2018 we recognized $6.4 million, $10.7 million and $12.3 million in equity earnings, respectively, which were associated with our 44.2% interest in the Tantahuatay mine.

Net Income attributable to the non-controlling interest

Net income attributable to the non-controlling interest in 2020 was $7.4 million, compared to $6.1 million in 2019, and $5.2 million in 2018. This increased in 2020 and 2019 by $1.3 million and $0.9 million respectively. These changes were the result of higher earnings at our Peruvian operations in both years.

Income attributable to SCC

Our net income attributable to SCC in 2020 was $1,570.4 million, compared to $1,485.8 million in 2019 and $1,543.0 million in 2018. The increase in 2020 net income attributable to SCC was mainly due to growth in net sales. Net income attributable to SCC decreased in 2019, which was mainly due to increases in the cost of sales and depreciation, amortization and depletion.

SEGMENT RESULTS ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations. Please see a detailed definition of these segments in Item 1 “Business—Business Reporting Segments.”

The following table presents the volume of sales by segment of copper and our significant by-products for each of the years in the three-year period ended December 31, 2020:

				Variance
Copper Sales (million pounds)	2020	2019	2018	2020 - 2019	2019 - 2018
Peruvian operations	964.2	959.3	759.4	4.9	199.9
Mexican open‑pit	1,330.7	1,214.0	1,193.6	116.7	20.4
Mexican IMMSA unit	31.7	18.7	19.0	13.0	(0.3)
Other and intersegment elimination	(20.7)	(18.2)	(19.0)	(2.5)	0.8
Total copper sales	2,305.9	2,173.8	1,953.0	132.1	220.8

				Variance
By‑product Sales (million pounds, except silver—million ounces)	2020	2019	2018	2020 - 2019	2019 - 2018
Peruvian operations:
Molybdenum contained in concentrate	31.3	23.2	16.0	8.1	7.2
Silver	5.9	5.8	4.5	0.1	1.3
Mexican open‑pit operations:
Molybdenum contained in concentrate	35.4	36.0	32.6	(0.6)	3.4
Silver	11.7	11.5	11.3	0.2	0.2
IMMSA unit
Zinc‑refined and in concentrate	230.9	228.5	234.8	2.4	(6.3)
Silver	7.5	5.2	5.5	2.3	(0.3)
Other and intersegment elimination
Silver	(2.7)	(1.9)	(1.9)	(0.8)	—
Total by‑product sales
Molybdenum contained in concentrate	66.7	59.2	48.6	7.5	10.6
Zinc‑refined and in concentrate	230.9	228.5	234.8	2.4	(6.3)
Silver	22.4	20.6	19.4	1.8	1.2

Peruvian Open-pit Operations:

				Variance
	2020	2019	2018	2020 - 2019	2019 - 2018
Net sales	$3,153.6	$2,940.1	$2,572.2	$213.5	$367.9
Operating costs and expenses	(2,055.2)	(2,085.2)	(1,802.0)	30.0	(283.2)
Operating income	$1,098.4	$854.9	$770.2	$243.5	$84.7

Net sales:

2020-2019: Net sales in 2020 increased by $213.5 million compared to the amount recorded in 2019, which was mainly attributable to an increase in sales volumes for copper (+0.5%), molybdenum (+35.0%) and silver (+2.1%) and to higher copper and silver prices, partially offset by lower molybdenum prices.

2019-2018: Net sales in 2019 increased by $367.9 million, compared to 2018, mainly as a result of higher sales volumes of copper (+26.3%), molybdenum (+44.3%) and silver (+27.6%), which was partially offset by lower copper and molybdenum prices.

Operating costs and expenses:

2020-2019: Operating costs and expenses in 2020 decreased $30.0 million compared to 2019, which was primarily due to:

Operating costs and expenses for 2019		$2,085.2
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower fuel costs, operating contractors costs and lower labor costs.	(208.0)
•	Decrease in exploration expenses.	(7.1)
•	Decrease in selling, general and administrative expenses.	(0.9)
Plus:
•	Decrease in capitalized leachable material.	106.0
•	Increase in cost of metals purchased from third parties.	54.2
•	COVID-19 related costs.	25.2
•	Increase in depreciation, amortization and depletion expense.	0.6
Operating costs and expenses for 2020		$2,055.2

2019-2018: Operating costs and expenses in 2019 increased by $283.2 million, compared to 2018, principally due to:

Operating costs and expenses for 2018		$1,802.0
Plus:
•	Increase in cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher repairing materials costs, operating contractors, power costs and higher workers’ participation expense; partially offset by lower inventory consumption and lower fuel costs.	192.7
•	Increase in depreciation, amortization and depletion expense due to our expansion and maintenance investments.	90.7
•	Increase in selling, general and administrative expenses.	1.8
Less:
•	Decrease in exploration expenses.	(2.0)
Operating costs and expenses for 2019		$2,085.2

Operating income:

2020-2019: Operating income in 2020 increased by $243.5 million compared to the amount recorded in 2019, which was mainly attributable to a $213.5 million increase in sales and a $30.0 million decrease in operating costs and expenses, as explained above.

2019-2018: Operating income in 2019 increased by $84.7 million, compared to 2018, mainly as a result of a $367.9 million increase in sales, which was partially offset by a $283.2 million increase in operating costs and expenses, as explained above.

Mexican Open-pit Operations:

					Variance
		2020	2019	2018	2020 - 2019	2019 - 2018
Net sales	%	$4,412.4	$3,963.9	$4,075.9	$448.5	$(112.0)
Operating costs and expenses	%	(2,431.3)	(2,045.4)	(2,028.7)	(385.9)	(16.7)
Operating income	%	$1,981.1	$1,918.5	$2,047.2	$62.6	$(128.7)

Net sales:

2020-2019: Net sales in 2020 increased by $448.5 million compared to 2019. This increase was attributable to higher copper (+9.6%) and silver (+1.7%) sales volumes and to higher copper and silver prices; this increase was slightly offset by lower molybdenum prices.

2019-2018: Net sales in 2019 decreased by $112.0 million, compared to 2018, principally due to lower copper and molybdenum prices, partially reduced by higher sales volumes of molybdenum (+10.6%), copper (+1.7%) and silver (+1.6%).

Operating costs and expenses:

2020-2019: Operating costs and expenses in 2020 increased by $385.9 million compared to 2019, which was mainly attributable to:

Operating costs and expenses for 2019		$2,045.4
Plus:
•	Increase in cost and volume of metals purchased from third parties.	238.8
•	Decrease in capitalized leachable material.	112.2
•	COVID-19 related costs.	1.4
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, and higher workers participation expense, partially offset by lower fuel costs.	26.1
•	Increase in exploration expenses.	0.7
•	Increase in depreciation, amortization and depletion expense.	14.8
Less:
•	Decrease in selling, general and administrative expenses.	(8.1)
Operating costs and expenses for 2020		$2,431.3

2019-2018: Operating costs and expenses in 2019 increased by $16.7 million, compared to 2018, principally due to:

Operating costs and expenses for 2018		$2,028.7
Plus:
•	Decrease in capitalized leachable material.	70.9
•	Increase in selling, general and administrative expenses.	23.3
•	Increase in cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher fuel and labor costs.	17.2
Less:
•	Decrease in cost and volume of metals purchased from third parties.	(86.0)
•	Decrease in depreciation, amortization and depletion expense.	(8.5)
•	Decrease in exploration expenses.	(0.2)
Operating costs and expenses for 2019		$2,045.4

Operating income:

2020-2019: Operating income in 2020 increased by $62.6 million, compared to 2019, mainly as a result of $448.5 million of higher sales, which was partially offset by a $385.9 million increase in operating costs and expenses, as explained above.

2019-2018: Operating income in 2019 decreased by $128.7 million, compared to 2018, mainly as a result of a $112.0 million decrease in sales and a $16.7 million increase in operating costs and expenses, as explained above.

IMMSA unit:

				Variance
	2020	2019	2018	2020 - 2019	2019 - 2018
Net sales	$529.9	$464.8	$527.9	$65.1	$(63.1)
Operating costs and expenses	(443.6)	(449.5)	(438.6)	5.9	(10.9)
Operating income	$86.3	$15.3	$89.3	$71.0	$(74.0)

Net sales:

2020-2019: Net sales in 2020 increased $65.1 million compared to 2019. This increase was primarily due to an increase in copper (+69.7%), silver (+44.4%) and zinc (+1.0%) sales volumes and to higher copper and silver prices; this was slightly offset by lower zinc prices.

2019-2018: Net sales in 2019 decreased $63.1 million, compared to 2018, primarily due to lower silver (-6.1%), zinc (-2.6%) and copper (-1.9%) sales volumes, as well as lower copper and zinc prices.

Operating costs and expenses:

2020-2019: Operating costs and expenses in 2020 decreased by $5.9 million compared to 2019; this was principally due to:

Operating costs and expenses for 2019		$449.5
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, higher workers' participation expense and foreign currency effect, partially offset by lower power and labor costs.	21.9
•	COVID-19 related costs.	1.1
•	Increase in selling, general and administrative expenses.	1.6
Less:
•	Decrease in cost of metals purchased from third parties.	(20.3)
•	Decrease in depreciation, amortization and depletion expense.	(9.8)
•	Decrease in exploration expenses.	(0.4)
Operating costs and expenses for 2020		$443.6

2019-2018: Operating costs and expenses in 2019 increased by $10.9 million, compared to 2018, principally due to:

Operating costs and expenses for 2018		$438.6
Plus:
•	Increase in depreciation, amortization and depletion expense.	4.7
•	Increase in exploration expenses.	3.8
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption and higher repairing materials costs.	32.7
Less:
•	Decrease in cost of metals purchased from third parties.	(29.7)
•	Decrease in selling, general and administrative expenses.	(0.6)
Operating costs and expenses for 2019		$449.5

Operating income:

2020-2019: Operating income in 2020 increased by $71.0 million, compared to 2019, mainly as a result of a $65.1 million increase in sales and a $5.9 million decrease in operating costs and expenses, as explained above.

2019-2018: Operating income in 2019 decreased by $74.0 million, compared to 2018, mainly as a result of a $63.1 million decrease in sales and a $10.9 million increase in operating costs and expenses, as explained above.

Intersegment Eliminations and Adjustments:

The net sales, operating costs and expenses and operating income discussed above will not be directly equal to amounts in our consolidated statement of earnings because the adjustments to intersegment operating revenues and expenses must be taken into account. Please see Note 18 “Segment and Related Information” of the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion relates to our liquidity and capital resources for each of the years in the three-year period ended December 31, 2020.

Cash Flow:

The following table shows the cash flow for the three year period ended December 31, 2020 (in millions):

				Variance
	2020	2019	2018	2020 - 2019	2019 - 2018
Net cash provided by operating activities	$2,783.6	$1,911.9	$2,235.1	$871.7	$(323.2)
Net cash used in investing activities	$(915.8)	$(574.0)	$(1,296.2)	$(341.8)	$722.2
Net cash used in financing activities	$(1,563.3)	$(262.2)	$(1,083.4)	$(1,301.1)	$821.2

Net cash provided by operating activities:

The 2020, 2019 and 2018 change in net cash from operating activities include (in millions):

				Variance
	2020	2019	2018	2020 - 2019	2019 - 2018
Net income	$1,577.8	$1,491.9	$1,548.2	$85.9	$(56.3)
Depreciation, amortization and depletion	775.6	764.4	674.3	11.2	90.1
Benefit for deferred income taxes	(63.5)	(21.0)	(51.5)	(42.5)	30.5
Loss on foreign currency transaction effect	0.9	17.9	17.3	(17.0)	0.6
Other adjustments to net income	9.1	5.7	23.1	3.4	(17.4)
Operating assets and liabilities	483.7	(347.0)	23.7	830.7	(370.7)
Net cash provided by operating activities	$2,783.6	$1,911.9	$2,235.1	$871.7	$(323.2)

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts and changes in operating assets and liabilities.

2020: Net income was $1,577.8 million, which represented approximately 56.7% of the net operating cash flow. A net increase in operating assets and liabilities increased operating cash flow by $483.7 million, which was attributable to the following variances in operating assets and liabilities:

●	$(236.0) million increase in trade accounts receivable, which was mainly driven by a significant increase in copper prices during the last quarter of 2020.
●	$223.6 million of net decrease in inventory, which included a $165.2 million decrease in the leaching inventory mainly at our Peruvian operations, and a $36.4 million decrease in the finished goods inventory, principally at our Mexican operations.
●	$313.8 million increase in accounts payable and accrued liabilities, which primarily reflected growth in income taxes and workers’ participation accruals at our Peruvian and Mexican operations.
●	$182.3 million decrease in other operating assets and liabilities, which mainly included a decrease in prepaid taxes and a drop in receivables to related parties.

2019: Net income was $1,491.9 million, which represented approximately 78% of the net cash provided by operating activities. A net decrease in operating assets and liabilities decreased operating cash flow by $347.0 million and included:

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

2018: Net income was $1,548.2 million, which represented approximately 69% of the net cash provided by operating activities. A net increase in operating assets and liabilities increased operating cash flow by $23.7 million and included:

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

Net cash used in investing activities:

2020: Net cash used for investing activities in 2020 included $592.2 million for capital investments. This included $397.2 million of investments at our Mexican operations and $195.0 million at our Peruvian operations. For further information, please see “Capital Investment Program” under this Item on page 76.

The 2020 investing activities also included net purchases of short-term investments of $330.1 million.

2019: Net cash used for investing activities in 2019 included $707.5 million for capital investments. This included $357.4 million of investments at our Mexican operations and $350.1 million at our Peruvian operations. For further information, please see “Capital Investment Program” under this Item on page 76.

The 2019 investing activities also included net sales of short-term investments of $133.1 million.

2018: Net cash used for investing activities in 2018 included $1,121.4 million for capital investments. This included $347.4 million of investments at our Mexican operations and $774.0 million at our Peruvian operations. For further information, please see “Capital Investment Program” under this Item on page 76.

The 2018 investing activities also included net purchases of short-term investments of $163.3 million.

Net cash used in financing activities:

2020: Net cash used in financing activities in 2020 was $1,563.3 million and mainly included:

●	A dividend distribution of $1,159.6 million.
●	A debt repayment of $400 million.

2019: Net cash used in financing activities in 2019 was $262.2 million and mainly included:

●	A dividend distribution of $1,236.9 million.
●	Gross proceeds of $987.3 million from the issuance of senior notes by our Mexican subsidiary.
●	Payment of debt issuance costs of $9.8 million.

2018: Net cash used in financing activities in 2018 was $1,083.4 million and included a dividend distribution of $1,082.3 million.

Other Liquidity Considerations

We expect that we will meet our cash requirements for 2021 and beyond from cash on hand and internally generated funds. In addition, we believe that we will be able to access additional external financing on reasonable terms, if required.

As of December 31, 2020, $1,297.3 million of the Company´s total cash, cash equivalents and short-term investments of $2,594.4 million were held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. Earnings of the Company’s Peruvian branch are not subject to transition taxes since they are taxed in the United States on a current basis.

Share repurchase program: In 2008, our Board of Directors (“BOD”) authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Since the inception of the program through December 31, 2020, we have purchased 119.5 million shares of our common stock at a cost of $2.9 billion. These shares are available for general corporate purposes. We may purchase additional shares of our common stock from time to time based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time. For further details please see Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—SCC common stock repurchase plan.”

Dividend: On January 21, 2021, the BOD authorized a dividend of $0.60 per share to be paid on February 24, 2021 to shareholders of record at the close of business on February 10, 2021.

FINANCING

Our total debt at December 31, 2020 was $6,544.2 million, compared to $6,940.8 million at December 31, 2019, net of the unamortized discount and issuance costs of notes issued under par for $107.0 million and $110.4 million as of December 31, 2020 and 2019 respectively. This debt is all denominated in dollars at fixed interest rates, weighed at 5.69%.

The ratio of total debt to total capitalization was 47.4% as of December 31, 2020, compared to 50.2% as of December 31, 2019. In addition, the ratio of net debt to net capitalization was 35.2% as of December 31, 2020, compared to 41.8% as of December 31, 2019.

We define net debt as total debt, including current maturities, minus cash, cash equivalents and short-term investments balance. We believe that net debt is useful to investors as a measure of our financial position. We define net capitalization as the sum of net debt and equity. We use the net debt to net capitalization ratio as measure of our indebtedness position and to determine how much debt we can take in addition to the use of the equity and of the balance sheet in general. We define total capitalization as the sum of the carrying values of our total debt, including current maturities and equity. A reconciliation of our net debt to net capitalization and total debt to total capitalization as included in the consolidated balance sheet is presented under the sub heading “Non-GAAP Information Reconciliation” below.

Please see Note 11 “Financing” for a discussion about the covenants requirements related to our long-term debt.

Capital Investment Program

A discussion of our capital investment program is an important part of understanding our liquidity and capital resources. We expect to meet the cash requirements for these capital investments from cash on hand, internally generated funds and from additional external financing if required. For information regarding our capital expenditure programs, please see the discussion under the caption “Capital Investment Program” under this Item 7.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations as of December 31, 2020:

		Payments due by Period
							2026 and
	Total	2021	2022	2023	2024	2025	Thereafter

		(dollars in millions)
Long‑term debt	$6,651.1	$—	$300.0	$—	$—	$500.0	$5,851.1
Interest on debt	7,511.2	380.0	378.5	369.4	369.5	359.6	5,654.2
Uncertain tax position(a)	66.1	—	—	—	—	—	—
Workers’ participation	247.8	247.8	—	—	—	—	—
Pension and post‑retirement obligations	39.2	4.6	3.3	3.3	3.5	3.4	21.1
Operating leases	1,272.1	114.7	113.7	112.3	104.7	103.7	723.0
Asset retirement obligation	545.0	—	—	—	—	—	545.0
Purchase obligations:
Commitments to purchase energy	2,859.2	240.9	240.9	259.3	259.3	259.3	1,599.5
Capital investment projects	365.8	356.1	9.7	—	—	—	—
Total	$19,557.5	$1,344.1	$1,046.1	$744.3	$737.0	$1,226.0	$14,393.9
(a)	The above table does not include any scheduled payments related to U.S. uncertain tax position liabilities because there is often a high degree of uncertainty regarding the timing of future cash outflows. As of December 31, 2020, the tax liability recognized by the Company is $66.1 million and is netted against the deferred tax asset in the consolidated Balance Sheet. Please refer to Note 7 “Income Taxes” of the consolidated financial statements.

Long-term debt payments do not include the debt discount valuation account and issuance costs of $107.0 million.

Interest on debt is calculated at rates in effect at December 31, 2020. As all our debt is at fixed rates, future expenditures will not change due to rate changes. Please refer to Note 11 “Financing” of the consolidated financial statements for a description of our long-term debt arrangements and credit facilities.

Workers’ participation is currently calculated based on Peruvian Branch and Mexican pre-tax earnings. In Peru, the provision for workers’ participation is calculated at 8% of pre-tax earnings. The current portion of this participation, which is accrued during the year, is based on the Peruvian Branch’s taxable income and is largely distributed to workers after final results are determined for the year. Amounts in excess of 18 times a worker’s salary are distributed to governmental bodies. In Mexico, workers’ participation is determined using the guidelines established in the Mexican income tax law at a rate of 10% of pre-tax earnings as adjusted by the tax law.

Operating leases include lease payments for power generating facilities to MGE, vehicles and properties. Please refer to Note 9 “Leases” of the consolidated financial statements.

Pension and post retirement obligations include the benefits expected to be paid under our pension and post-retirement benefit plans. Please refer to Note 12 “Benefit Plans” of the consolidated financial statements.

Asset retirement obligations include the aggregate amount of closure and remediation costs for our Peruvian mines and facilities to be paid under the mine closure plans approved by MINEM and the closure and remediation costs of our Mexican operations. See Note 10 “Asset Retirement Obligation.”

In June 2014, we entered into a power purchase agreement for 120 megawatt (“MW”) with the state company Electroperu S.A., which began supplying energy for our Peruvian operations for twenty years starting on April 17, 2017. In July 2014, we entered into a power purchase agreement for 120MW with a private power generator Kallpa Generacion S.A. (“Kallpa”), which began supplying energy for our Peruvian operations for ten years starting on April 17, 2017. In May 2016, we signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa will supply energy to the operations related to the Toquepala Expansion and to other minor projects for ten years starting on May 1, 2017 and ending after ten years of commercial operation of the Toquepala Expansion or on April 30, 2029; whichever occurs first.

Additionally, we have a commitment to purchase power for our Mexican operations from MGE, a subsidiary of Grupo Mexico through 2032. See Note 13 “Commitment and Contingencies—Other commitments”.

Amounts indicated in the table above are based on our long-term estimated power costs, which are subject to change as energy generation costs change and our forecasted power requirements through the life of the agreements change.

Capital investment projects include committed purchase orders and executed contracts for our Mexican projects and for our Peruvian expansion projects at Tia Maria and the Toquepala mine.

CYBERSECURITY

Our operations depend upon information technology systems that may be subject to disruption, damage or failure from different sources, including, without limitation, installation of malicious software, computer viruses, security breaches, cyber-attacks and defects in design. In recent years, cybersecurity incidents have increased in frequency and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. We have implemented appropriate preventative measures to mitigate potential risks by implementing an information security management system, which ensures implementing controls that are frequently reviewed and tested, including a risk matrix that considers the possible threats through an impact and probability analysis, actions to avoid or mitigate them and the corresponding testing plan. In 2020, we did not have any material cybersecurity breaches in our systems.

CLIMATE CHANGE

Peruvian operations: On April 17, 2018, the Peruvian government enacted Law N. 30754, establishing a Climate Change Framework. Through this law, promoting public and private investments in climate change management is declared to be of national interest. The law proposes to create an institutional framework to address climate change in Peru, outlining new measures, particularly with respect to climate change mitigation. It includes, for example, provisions regarding: increasing carbon capture and use of carbon sinks; afforestation and reforestation practices; land use changes; and sustainable systems of transportation, solid waste management, and energy systems. This is the first climate change framework law in Latin America to incorporate obligations from the Paris Agreement. Regulations to this law were enacted by Supreme Decree 013-2019, which was published on December 31, 2019 and are applicable to all Peruvian institutions and agencies. It is expected that further Peruvian regulations will be applicable to non-governmental entities. The Company anticipates initiating a multi-year process to adopt applicable reporting recommendations of the Task-Force on Climate Related Financial Disclosures (TCFD) once new Peruvian climate change regulations applicable to non-governmental entities are implemented. The Company is committed to the environment and to managing climate-related impacts. The Company’s focus is to seek continuous improvement in the responsible use of natural resources while complying with strict applicable legal standards for prevention, mitigation, control and remediation of environmental impacts. Implementing continuous improvement in the Company’s processes improves efficiency in the use and consumption of energy, water, and other natural resources.

Mexican operations: Grupo Mexico, the indirect parent of SCC has issued sustainability reports under the Global Reporting Initiative (GRI) for more than 10 years. Grupo Mexico also participates in different Mexican and international reporting programs such as the Greenhouse Gases (GHG) Mexico Program and CDP (formerly the Carbon Disclosure Project). In 2013, GHG and CDP signed a memorandum of understanding to work on aligning their reporting frameworks. Grupo Mexico’s 2018 CDP questionnaire included responses to the Task Force on Climate-Related Disclosure or TCFD concerns. In compliance with the 2012 Mexican Climate Change Law, Grupo Mexico’s GHG emissions are reported and verified independently. Grupo Mexico’s Sustainability Reports, which disclose inventories of GHG emissions, can be found at “https://www.gmexico.com/en/Pages/development.aspx”. On October 18, 2017, Grupo Mexico was selected to join the S&P Sustainability Indices MILA Pacific Alliance (DJSI MILA). In 2017, this regional sustainability index included 42 leading companies in sustainability from the countries that form part of the Pacific Alliance: Mexico, Chile, Colombia and Peru.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 74) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound in the table below:

	2020		2019		2018

		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$3,929.8	$1.84	$3,606.4	$1.69	$3,409.0	$1.81
Add:
Selling, general and administrative	126.2	0.06	131.8	0.06	102.6	0.05
Sales premiums, net of treatment and refining charges	17.0	0.01	28.7	0.02	13.9	0.01
Less:
Workers’ participation	(263.9)	(0.13)	(214.5)	(0.10)	(226.1)	(0.12)
Cost of metals purchased from third parties	(495.2)	(0.23)	(263.4)	(0.12)	(384.5)	(0.20)
Royalty charge and other, net	(171.6)	(0.08)	(125.7)	(0.06)	(125.0)	(0.07)
Inventory change	(218.6)	(0.10)	67.6	0.03	114.5	0.06
Operating Cash Cost before by‑product revenues	$2,923.7	$1.37	$3,230.9	$1.52	$2,904.4	$1.54
Add:
By‑product revenues(1)	(1,375.9)	(0.64)	(1,307.3)	(0.61)	(1,211.4)	(0.64)
Net revenue on sale of metal purchased from third parties	(80.0)	(0.04)	(51.9)	(0.03)	(56.3)	(0.03)
Total by‑product revenues	(1,455.9)	(0.68)	(1,359.2)	(0.64)	(1,267.7)	(0.67)

Operating Cash Cost net of by‑product revenues	1,467.8	0.69	1,871.7	0.88	1,636.7	0.87

Total pounds of copper produced (in millions)	2,136.1		2,133.3		1,886.8
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	2020		2019		2018

		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(510.3)	$(0.24)	$(549.4)	$(0.26)	$(509.9)	$(0.27)
Silver	(415.5)	(0.19)	(278.3)	(0.13)	(244.5)	(0.13)
Zinc	(202.9)	(0.10)	(211.5)	(0.10)	(229.5)	(0.12)
Sulfuric Acid	(135.9)	(0.06)	(158.8)	(0.07)	(111.3)	(0.06)
Gold	(73.6)	(0.03)	(53.2)	(0.03)	(53.1)	(0.03)
Other	(37.7)	(0.02)	(56.1)	(0.02)	(63.1)	(0.03)
Total	$(1,375.9)	$(0.64)	$(1,307.3)	$(0.61)	$(1,211.4)	$(0.64)

The by-product revenue presented does not match with the sales value reported by segment on page 157 because the above table excludes purchases from third parties, which are reclassified to net revenue on sale of metal purchased from third parties.

Net debt to net capitalization: Net debt to net capitalization as of December 31, 2020 and 2019 is as follows:

	2020	2019
Total debt	$6,544.2	$6,940.8
Cash and cash equivalents	(2,183.6)	(1,925.1)
Short‑term investments	(410.8)	(80.7)
Net debt	3,949.8	4,935.0
Net capitalization:
Net debt	3,949.8	4,935.0
Equity	7,276.0	6,858.2
Net capitalization	$11,225.8	$11,793.2
Net debt/net capitalization(*)	35.2%	41.8%
(*)	Represents net debt divided by net capitalization.

Total debt to total capitalization: Total debt to total capitalization as of December 31, 2020 and 2019 is as follows:

	2020	2019
Total debt	$6,544.2	$6,940.8
Capitalization
Debt	6,544.2	6,940.8
Equity	7,276.0	6,858.2
Total capitalization	$13,820.2	$13,799.0
Total debt/total capitalization(*)	47.4%	50.3%
(*)	Represents debt divided by total capitalization.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part II, Item 7 of this annual report.

Open sales risk:

Our provisional copper and molybdenum sales contain an embedded derivative that is required to be separate from the host contract for accounting purposes. The host contract is the receivable from the sale of copper or molybdenum concentrates at prevailing market prices at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings in each period prior to settlement. See Note 18 to the consolidated financial statements for further information about these provisional sales.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Given that our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances for the three years ended December 31, 2020 are provided in the table below:

	Year Ended
	December 31,
	2020	2019	2018
Peru:
Peruvian inflation rate	2.0%	1.9%	2.5%

Initial exchange rate	3.317	3.379	3.245
Closing exchange rate	3.624	3.317	3.379
Appreciation/(devaluation)	(9.3)%	1.8%	(4.1)%

Mexico:
Mexican inflation rate	3.2%	2.8%	4.8%

Initial exchange rate	18.845	19.683	19.735
Closing exchange rate	19.949	18.845	19.683
Appreciation/(devaluation)	(5.9)%	4.3%	0.3%

Change in monetary position:

Assuming an exchange rate variance of 10% at December 31, 2020, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$27.2
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(33.2)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$11.5
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(14.0)

The net monetary position is net of those assets and liabilities that are sol or peso denominated as of December 31, 2020.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, changes in stockholders´ equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Emphasis of a Matter

We draw attention to Note 1 of the financial statements, which describes the effects of the outbreak of coronavirus disease ("COVID-19") as of December 31, 2020 and for year then ended.

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

Ore stockpiles on Leach Pads – Refer to Note 4 to the financial statements

Critical Audit Matter Description

The Company has recorded Ore stockpiles on leach pads of $1,423.5 million as of December 31, 2020 ($298.5 million presented as current and $1,125.0 million presented as non-current assets), for the capitalization of inventory costs related to leachable material.

The Company used the recoverable copper content grade when determining the capitalization of inventory costs related to leachable material. The leachable material inventory determined could be misstated if the monthly average recoverable copper content grade and the solubility index used by the Company does not correspond to the actual results obtained from the laboratories.

We identified the copper content grade and solubility index as a critical audit matter because of the significant judgments made by management to support its assertion that these capitalized costs are probable of recovery. Addressing this matter required a high degree of auditor judgment in evaluating whether the audit evidence obtained supports management’s assertion that these costs are probable of future recovery.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s assertions that extraction and movement of material costs are capitalized in the appropriate amounts included the following, among others:

●	We tested the effectiveness of controls over management’s review of the copper content grade used to determine the monthly average rate to be used in the calculation, which included an evaluation of the competence, objectivity and authority of the personnel involved in the determination of the copper content grade and the solubility index; the identification of costs to be capitalized as part of the leaching process; and reconciliations of mineral received for the leaching process.
●	We tested the effectiveness of controls that ensure that the net realizable value was higher than the unit cost for the leachable material capitalized to conclude that no impartment existed. We performed control testing to ensure that the net realizable value was higher than the unit cost for the leachable material capitalized to conclude that no impartment existed.
●	We tested the effectiveness of general IT controls for the relevant systems identified that process information that are considered significant inputs in the calculation of the Company’s estimate.
●	We developed an independent expectation of the amounts of leachable material that should have been capitalized and amortized to compare it to the recorded balances.
●	We independently recalculated the monthly average copper content grade and the monthly average solubility index to obtain the reasonability of the inputs used in the estimate.
●	We performed a recalculation of the net realizable value and the total tons to determine that the unit cost was lower than the net realizable value. To determine the net realizable value we considered the annual average price, premium and sales expenses.
●	We involved technical specialists to evaluate the methodology used by the Company to determine the recoverability of copper from the leach pads and challenge, from a technical perspective, if the balance as of December 31, 2020 represents copper that will be recovered as estimated by the Company.

Uncertain Tax Positions (Deferred income tax) – Refer to Note 7 to the financial statements

Critical Audit Matter Description

In accordance with ASC 740 - Income Taxes, the Company must perform an analysis to determine that Uncertain Tax Positions (UTPs) are identified, evaluated, valued, recorded and disclosed in the Company’s consolidated financial statements in the correct period and amounts. The Company’s UTPs as of December 31, 2020, were $66.1 million.

We identified the UTPs as a critical audit matter because of the multiple jurisdictions in which the Company files its tax returns and the complexity of the tax laws and regulations. This identification process includes resolution of any related appeals or litigation processes that are based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company must presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. As the Company operates in three different jurisdictions, this requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of how management determines whether it is more likely than not that a tax position will be sustained upon examination.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to UTPs included the following, among others:

●	We tested the effectiveness of internal controls that address management processes to identify, evaluate, value, record and disclose significant UTPs.
●	With the assistance of our income tax specialists, we read and evaluated management’s documentation obtained an understanding of potential UTPs including, the annual tax returns filed, calculations prepared by management, reconciliation of footnote disclosures.
●	We made inquiries of management, including the Company’s tax department and internal legal counsel, regarding the identification and status of UTPs.
●	We obtained confirmation letters from the Company’s external lawyers to evaluate whether any tax contingencies existed and determine completeness of the UTPs identified.
●	We substantively tested UTPs on a sample basis obtaining evidence to evaluate whether the likelihood of occurrence criteria (more likely than not) has been applied appropriately and tax positions were measured at maximum amounts by applying the likelihood of occurrence criterion.
●	We evaluated whether the estimates of UTPs were consistent with evidence obtained in other areas of the audit.

Estimate of Tia Maria Project Impairment Indicators (Property and mine development, net) – Refer to Notes 5 and 13 to the financial statements

Critical Audit Matter Description

The Tia Maria mining project in Peru has already received the construction license approval from the Peruvian Mining Council on October 30, 2019. The Company's commitment is to begin the development of the project within the framework of a favorable social atmosphere, working with the local population. This project budget is approximately $1.4 billion and has an investment as of December 31, 2020 of approximately $338.8 million that includes investment in property, plant and equipment of $220.1 million and $118.7 million representing intangible assets primarily composed of engineering studies and the Environmental Impact Study (EIS). The Company evaluates long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s evaluations are based on business plans that are prepared using a time horizon that is reflective of their expectations of metal prices, costs and other economic variables over its business cycle.

We considered that the engineering studies and the EIS and other permits and studies composing the intangible assets balance could be impaired if the business plans of the Company changes or other external factors occur once the construction begins.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to identification of events or changes in circumstances that may indicate the carrying amount of the intangibles related to the Tia Maria Project may not be recoverable included the following, among others:

●	We tested the effectiveness of controls over management’s identification of possible circumstances that may indicate that the carrying amounts are no longer recoverable.
●	We obtained support documentation to ensure that the main inputs used in the business model were reasonable.

●	We read publicly available information regarding projections of copper prices.
●	We obtained support documentation to test the stress testing performed by management over the business model, considering changes in main variables impacting the model such as copper price and cost changes (increases/decreases), among others and appropriate evidence to conclude that no impairment indicators existed as of December 31, 2020.

Galaz, Yamazaki, Ruiz Urquiza, S.C.

Member of Deloitte Touche Tohmatsu Limited

/s/ DANIEL TOLEDO ANTONIO
C.P.C. Daniel Toledo Antonio
We have served as the Company’s auditor since 2009
Mexico City, Mexico
February 25, 2021

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, (in millions, except for per share amounts)	2020	2019	2018

Net sales (including sales to related parties, see note 17)	$7,984.9	$7,285.6	$7,096.7
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	3,929.8	3,606.4	3,409.0
Selling, general and administrative	126.2	131.8	102.6
Depreciation, amortization and depletion	775.6	764.4	674.3
Exploration	32.6	30.0	29.6
Total operating costs and expenses	4,864.2	4,532.6	4,215.5

Operating income	3,120.7	2,753.0	2,881.2

Interest expense	(393.4)	(372.9)	(360.9)
Capitalized interest	26.8	32.2	83.8
Other income (expense)	(27.5)	(7.0)	(30.7)
Interest income	19.2	21.2	16.0
Income before income taxes	2,745.8	2,426.5	2,589.4
Income taxes (including royalty taxes, see Note 7)	1,237.9	966.3	1,105.0
Deferred income taxes	(63.5)	(21.0)	(51.5)
Net income before equity earnings of affiliate	1,571.4	1,481.2	1,535.9
Equity earnings of affiliate, net of income tax	6.4	10.7	12.3
Net income	1,577.8	1,491.9	1,548.2
Less: Net income attributable to the non-controlling interest	7.4	6.1	5.2
Net income attributable to SCC	$1,570.4	$1,485.8	$1,543.0

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$2.03	$1.92	$2.00

Weighted average shares outstanding-basic and diluted	773.1	773.1	773.0

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2020	2019	2018

	(in millions)
COMPREHENSIVE INCOME:
Net income and comprehensive income	$1,577.8	$1,491.9	$1,548.2
Other comprehensive income (loss) net of tax:
—Decrease (increase) in pension and other post-retirement benefits (net of income tax of $(1.9), $3.7 and $2.1, respectively)	1.7	(7.7)	(2.9)
—Foreign currency translation adjustments	—	—	—
Total other comprehensive income (loss)	1.7	(7.7)	(2.9)
Total comprehensive income	1,579.5	1,484.2	1,545.3
Comprehensive income attributable to the non-controlling interest	7.4	6.1	5.2
Comprehensive income attributable to SCC	$1,572.1	$1,478.1	$1,540.1

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,183.6	$1,925.1
Short-term investments	410.8	80.7
Accounts receivable trade	1,068.9	832.9
Accounts receivable other (including related parties 2020- $23.3 and 2019 - $30.0)	67.7	78.9
Inventories	950.2	1,068.5
Prepaid taxes	104.8	172.4
Other current assets	29.2	26.2
Total current assets	4,815.2	4,184.7

Property and mine development, net	9,458.7	9,371.0
Ore stockpiles on leach pads	1,125.0	1,230.3
Intangible assets, net	143.0	148.4
Related parties receivable	—	59.5
Right-of-use assets	979.0	1,046.4
Deferred income tax	230.0	183.9
Equity method investment	114.3	111.9
Other non-current assets	81.3	71.3
Total assets	$16,946.5	$16,407.4

LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$399.8
Accounts payable (including related parties 2020- $104.3 and 2019- $86.4)	594.6	598.3
Accrued income taxes	340.9	116.3
Accrued workers’ participation	247.8	174.9
Accrued interest	98.6	96.0
Lease liabilities current	70.6	68.6
Other accrued liabilities	32.3	22.6
Total current liabilities	1,384.8	1,476.5

Long-term debt, net of current portion	6,544.2	6,541.0
Lease liabilities	908.4	977.8
Deferred income taxes	159.4	178.3
Non-current taxes payable	—	0.7
Other liabilities and reserves	128.7	112.6
Asset retirement obligation	545.0	262.3
Total non-current liabilities	8,285.7	8,072.7

Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY (NOTE 14)
Common stock par value $0.01; shares authorized, 2020 and 2019–2,000; shares issued, 2020 and 2019–884.6	8.8	8.8
Additional paid-in capital	3,441.5	3,424.9
Retained earnings	6,846.4	6,435.6
Accumulated other comprehensive income	(8.4)	(10.1)
Treasury stock, at cost, common shares	(3,063.5)	(3,048.9)
Total Southern Copper Corporation stockholders’ equity	7,224.8	6,810.3
Non-controlling interest	51.2	47.9
Total equity	7,276.0	6,858.2
Total liabilities and equity	$16,946.5	$16,407.4

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2020	2019	2018

OPERATING ACTIVITIES
Net income	$1,577.8	$1,491.9	$1,548.2
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	775.6	764.4	674.3
Equity earnings of affiliate, net of dividends received	(10.4)	(6.3)	(3.9)
Loss on foreign currency transaction effect	0.9	17.9	17.3
Benefit for deferred income taxes	(63.5)	(21.0)	(51.5)
Other, net	19.5	12.0	27.0
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(236.0)	(10.5)	68.3
Decrease (increase) in inventories	223.6	(88.7)	(190.8)
Increase (decrease) in accounts payable and accrued liabilities	313.8	(184.9)	117.8
Decrease (increase) in other operating assets and liabilities	182.3	(62.9)	28.4
Net cash provided by operating activities	2,783.6	1,911.9	2,235.1
INVESTING ACTIVITIES
Capital expenditures	(592.2)	(707.5)	(1,121.4)
Purchase of short-term investments	(450.3)	(284.4)	(310.6)
Proceeds on sale of short-term investment	120.2	417.5	147.3
Other, net	6.5	0.4	(11.5)
Net cash used in investing activities	(915.8)	(574.0)	(1,296.2)
FINANCING ACTIVITIES
Repayments of debt	(400.0)	—	—
Proceeds from issuance of debt	—	987.3	—
Capitalization of debt issuance cost	—	(9.8)	—
Cash dividends paid to common stockholders	(1,159.6)	(1,236.9)	(1,082.3)
SCC shareholder derivative lawsuit — received from AMC	—	36.5	—
SCC shareholder derivative lawsuit — dividend paid	—	(36.5)	—
Distributions to non-controlling interest	(4.1)	(3.2)	(1.5)
Other, net	0.4	0.4	0.4
Net cash used in financing activities	(1,563.3)	(262.2)	(1,083.4)
Effect of exchange rate changes on cash and cash equivalents	(46.0)	4.8	(15.7)
Increase (decrease) in cash and cash equivalents	258.5	1,080.5	(160.2)
Cash and cash equivalents, at beginning of year	1,925.1	844.6	1,004.8
Cash and cash equivalents, at end of year	$2,183.6	$1,925.1	$844.6

	2020	2019	2018

	(in millions)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$383.5	$356.7	$356.7
Income taxes	$1,037.1	$1,138.7	$1,155.3
Workers’ participation	$153.9	$224.5	$194.0
Supplemental schedule of non-cash operating, investing and financing activities:
Decrease (increase) in pension and other post-retirement benefits	$1.7	$(7.7)	$(2.9)
Capital expenditures incurred but not yet paid	$32.2	$2.1	$37.7

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions)	2020	2019	2018

TOTAL EQUITY, beginning of year	$6,858.2	$6,612.8	$6,149.4
STOCKHOLDERS’ EQUITY, beginning of year	6,810.3	6,567.4	6,107.7
CAPITAL STOCK:
Balance at beginning and end of year:	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	3,424.9	3,393.7	3,373.3
Other activity of the period	16.6	31.2	20.4
Balance at end of year	3,441.5	3,424.9	3,393.7
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the year	(2,767.9)	(2,768.3)	(2,768.7)
Used for corporate purposes	0.4	0.4	0.4
Balance at end of year	(2,767.5)	(2,767.9)	(2,768.3)
Parent Company common shares
Balance at beginning of year	(281.0)	(251.3)	(232.4)
Other activity, including dividend, interest and foreign currency transaction effect	(15.0)	(29.7)	(18.9)
Balance at end of year	(296.0)	(281.0)	(251.3)
Treasury stock balance at end of year	(3,063.5)	(3,048.9)	(3,019.6)
RETAINED EARNINGS:
Balance at beginning of year	6,435.6	6,186.9	5,726.2
Net earnings	1,570.4	1,485.8	1,543.0
Dividends declared and paid, common stock, per share, 2020- $1.50, 2019– $1.60, 2018 - $1.40	(1,159.6)	(1,236.9)	(1,082.3)
SCC shareholder derivative lawsuit — received from AMC	—	36.5	—
SCC shareholder derivative lawsuit — dividend paid	—	(36.5)	—
Other activity of the period	—	(0.2)	—
Balance at end of year	6,846.4	6,435.6	6,186.9
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of year	(10.1)	(2.4)	0.5
Other comprehensive income (loss)	1.7	(7.7)	(2.9)
Balance at end of year	(8.4)	(10.1)	(2.4)
STOCKHOLDERS’ EQUITY, end of year	7,224.8	6,810.3	6,567.4
NON-CONTROLLING INTEREST, beginning of year	47.9	45.4	41.7
Net earnings	7.4	6.1	5.2
Distributions paid	(4.1)	(3.6)	(1.5)
NON-CONTROLLING INTEREST, end of year	51.2	47.9	45.4
TOTAL EQUITY, end of year	$7,276.0	$6,858.2	$6,612.8

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At December 31, 2020, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation ("SCC", "Southern Copper" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

COVID – 19 PANDEMIC

Since the World Health Organization (“WHO”) declared the COVID-19 virus outbreak as a global pandemic, all the countries where the Company operates and conducts exploration activities, as well as the countries where its main customers and suppliers are located, have published health and safety rules and restrictions on individuals and business activities.

As of December 31, 2020, the Company‘s production facilities in Mexico and Peru were working at approximately 98% of their production capacity. The Company has developed a rigorous COVID-19 emergency protocol.

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

SCC´s Corporate Crisis Committee as well as its Crisis Committees in Mexico and Peru continue to closely monitor the impact of the pandemic and to analyze and quickly resolve any issues that may arise. As of December 31, 2020, there were no major delays in the supply of materials and services critical for the operations and sales. Also, shipments and collections have registered no known major delays.

After completing the first stage of its capital programs at Buenavista in Mexico and Toquepala in Peru, the Company currently does not have major capital expenditures commitments (see Note 13 - Commitments and Contingencies). The Company paid the first tranche of its 2010 bonds of $400 million on April 15, 2020. The Company has no other major debt maturity until 2022.

The Company performed a qualitative analysis and as of December 31, 2020 identified no indicators of impairment. As the Company reported, the results of its impairment sensitivity analysis showed projected discounted cash flows in excess of the carrying amounts of long-lived assets by margins ranging from 1.3 to 4.3 times such carrying amount. This analysis included a stress test using a copper price assumption of $2.00 per pound and a molybdenum price assumption of $4.00 per pound.

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

For contracts with a term greater than one year, the Company is unable to disclose an allocation of the transaction price to the remaining unsatisfied performance obligation, given that unit prices of mineral sold are determined by published commodity prices at specified dates within the contract. The volume of mineral to be delivered after the first year of the contract is subject to annual volume negotiations in accordance with the terms of the contract. As of December 31, 2020, the Company has long-term contracts with promises to deliver in 2021 for a total of 208,000 metric tons of copper concentrate, 48,000 metric tons of copper cathodes, 43,329 tons of molybdenum concentrate and 325,700 tons of sulfuric

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acid. This is an estimate that will vary in 2022 and 2023 based on the negotiations with the customers as mentioned above.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The leaching process is an integral part of the mining operations carried out at the Company’s open-pit mines. The Company capitalizes the production cost of leachable material at its Toquepala, La Caridad and Buenavista mines, recognizing it as inventory. This cost includes mining and haulage costs incurred to deliver ore to leach pads, depreciation, amortization, depletion and site overhead costs. The estimates of recoverable mineral content contained in the leaching dumps are supported by engineering studies. As the production cycle of the leaching process is significantly longer than the conventional process of concentrating, smelting and electrolytic refining, the Company includes current leach inventory (included in work-in-process inventories) and long-term leach inventory on its balance sheet. On January 1, 2020, the Company aligned its capitalization method for its Peruvian and Mexican operations to capitalize based on the allocation of copper content recoverable between ore and leach material. In addition, inventory consumption is now valued at the average unit cost, instead of the declining percentages of recovery method used previously. As a result of

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

these changes, during 2020 the value of capitalized material decreased by $196.4 million and consumption decreased by $29.3 million when compared to the previous capitalization method.

Management has evaluated ASC 250-10 and considered appropriate guidance to conclude that the aforementioned classifies as a change in accounting estimate, and therefore should affect accounting books prospectively. Management believes that this new method will result in a more accurate valuation of this material.

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

Diverse practices exist in the mining industry relative to the treatment of drilling and other related costs to delineate new ore reserves. The Company follows the practices outlined in the next two paragraphs in its treatment of drilling and related costs.

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

For the years ended December 31, 2020, 2019 and 2018, the Company did not capitalize any drilling and related costs.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Intangible assets—

Intangible assets include primarily the excess amount paid over the book value for investment shares, which are presented as mining concessions, and mining and engineering development studies. Intangible assets are carried at acquisition costs, net of accumulated amortization and are amortized principally on a unit of production basis over the estimated remaining life of the mines. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

The Company updates its estimate of ore reserves at the beginning of each year. In this calculation, the Company uses current metal prices which are defined as the average metal price over the preceding three years. The current price per pound of copper, as defined, was $2.816, $2.818 and $2.642 at the end of 2020, 2019 and 2018, respectively. The ore reserve estimates are used to determine the amortization of mine development and intangible assets.

Once the Company determines through feasibility studies that proven and probable reserves exist and that drilling and other associated costs embody a probable future benefit that involves a capacity, singly or in combination with other assets, to contribute directly or indirectly to future net cash inflow, then the costs are classified as mine development costs and the Company discloses the related ore reserves.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets are reduced by any benefits that, in the opinion of management, are more likely not to be realized.

The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with tax authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The Company follows the guidance of ASC 740 “Income taxes” to record these liabilities. (See Note 7 “Income taxes” of the consolidated financial statements for additional information). The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. If its estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

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

In recent years testing using assumptions for long-term average prices have resulted in stricter evaluation for impairment analysis than would the higher three year average prices for copper and molybdenum prices. Should this situation reverse in the future with three-year average prices below the long-term price assumption, the Company would assess the need to use the three-year average prices in its evaluations. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life to measure whether the assets are recoverable and measures any impairment by reference to fair value.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other comprehensive income—

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the fiscal years ended December 31, 2020, 2019 and 2018, the components of "other comprehensive income (loss)" were, the unrecognized gain (loss) on employee benefit obligations and foreign currency translation adjustments.

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

The Chief Operating Decision Maker of the Company focuses on operating income as measure of performance to evaluate different segments, and to make decisions to allocate resources to the reported segments. This is a common measure in the mining industry.

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

ADOPTION OF CREDIT LOSSES STANDARD

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At December 31,
	2020	2019
Trading securities	$410.2	$80.0
Weighted average interest rate	0.4%	2.0%

Available-for-sale	$0.6	$0.7
Weighted average interest rate	0.7%	0.7%
Total	$410.8	$80.7

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and, as of December 31, 2020 and 2019, included corporate bonds and asset and mortgage backed obligations. As of December 31, 2020 and 2019, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Years ended
	December 31,
	2020		2019
Trading:
Interest earned		$0.7		$0.6
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)

Available-for-sale:
Interest earned		(*)		(*)
Investment redeemed		$0.1		$—

(*)   Less than $0.1 million

At December 31, 2020 and 2019, contractual maturities of the available-for-sale debt securities are as follows (in millions):

	2020	2019
One year or less	$—	$—
Maturing after one year through five years	—	—
Maturing after five years through ten years	—	—
Due after 10 years	0.6	0.7
Total debt securities	$0.6	$0.7

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INVENTORIES:

	At December 31,
(in millions)	2020	2019
Inventory, current:
Metals at average cost:
Finished goods	$50.8	$87.2
Work-in-process	248.9	259.7
Ore stockpiles on leach pads	298.5	358.4
Supplies at average cost	352.0	363.2
Total current inventory	$950.2	$1,068.5
Inventory, long-term:
Ore stockpiles on leach pads	$1,125.0	$1,230.3

Total leaching costs added as long-term inventory of ore stockpiles in leach pads amounted to $194.0 million, $469.0 million and $506.6 million in 2020, 2019 and 2018, respectively. Long-term leaching inventories recognized as cost of sales amounted to $359.1 million, $385.8 million and $299.4 million in 2020, 2019 and 2018, respectively.

NOTE 5—PROPERTY:

	At December 31,
(in millions)	2020	2019
Buildings and equipment	$15,561.9	$15,016.1
Construction in progress	1,481.6	1,294.8
Mine development	272.8	267.5
Mineral assets	83.2	83.2
Land, other than mineral	235.8	200.1
Total property	17,635.3	16,861.7
Accumulated depreciation, amortization and depletion	(8,176.6)	(7,490.7)
Total property and mine development, net	$9,458.7	$9,371.0

Depreciation and depletion expense for the years ended December 31, 2020, 2019 and 2018, amounted to $766.4 million, $759.9 million and $668.9 million, respectively.

NOTE 6—INTANGIBLE ASSETS:

	At December 31,
(in millions)	2020	2019
Mining concessions	$121.2	$121.2
Mine engineering and development studies	19.8	19.8
Software	60.6	55.9
	201.6	196.9
Accumulated amortization:
Mining concessions	(38.6)	(38.0)
Mine engineering and development studies	(17.2)	(16.3)
Software	(44.7)	(36.1)
	(100.5)	(90.4)
Goodwill	41.9	41.9
Intangible assets, net	$143.0	$148.4

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangibles for the years ended December 31, 2020, 2019 and 2018, amounted to $9.2 million, $4.5 million and $5.4 million, respectively. Estimated amortization is as follows:

Estimated amortization expense (in millions):
2021	$7.7
2022	5.2
2023	5.2
2024	4.3
2025	3.0
Total 2021 - 2025	$25.4
Average annual	$5.1

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

The introduction of the Global Intangible Low Tax Income or GILTI for tax years beginning in 2018 impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. For 2018-2020, there was no U.S. tax liability from the GILTI inclusion. The Company does not anticipate a tax on GILTI in the future because of increased fixed asset amounts and given the Mexican tax rate of 30%, no U.S. deferred taxes would be recorded. Accordingly, the Company has elected that if GILTI were to apply in the future, a current period expense would be recorded when incurred.

Also introduced with 2017 U.S tax reform and applicable to years 2018 and after is the Base Erosion Anti-Abuse Tax (BEAT). BEAT is a 5% minimum tax for tax year 2018, 10% for the years 2019 through 2025 and 12.5% in years thereafter. It is calculated on a base equal to the Company’s income determined without the tax benefit arising from base erosion payments. The Company did not incur a BEAT liability in 2018, 2019 and 2020 since it has met the safe harbor rule that provides a Company not to be subject to the BEAT if related party payments from the U.S. to foreign entities does not exceed 3% of expenses excluding cost of goods sold. The Company must continue to analyze applicability of the BEAT provisions on a yearly basis.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision for income taxes for the three years ended December 31, 2020, are as follows:

(in millions)	2020	2019	2018
U.S. federal and state:
Current	$—	$—	$2.6
Deferred	—	—	(13.0)
Uncertain tax positions	—	(1.3)	—
	—	(1.3)	(10.4)
Foreign (Peru and Mexico):
Current	1,237.9	966.3	1,102.4
Deferred	(63.5)	(30.1)	(38.5)
Uncertain tax positions	—	10.4	—
	1,174.4	946.6	1,063.9
Total provision for income taxes	$1,174.4	$945.3	$1,053.5

The source of income is as follows:

(in millions)	2020	2019	2018
Earnings by location:
U.S.	$(15.3)	$(1.9)	$(2.3)
Foreign
Peru	723.9	513.0	441.8
Mexico	2,037.2	1,915.4	2,149.9
	2,761.1	2,428.4	2,591.7
Earnings before taxes on income	$2,745.8	$2,426.5	$2,589.4

The reconciliation of the statutory income tax rate to the effective tax rate for the three years ended December 31, 2020, is as follows (in percentage points):

	2020	2019	2018
Expected tax at U.S. statutory rate	21.0%	21.0%	21.0%
Foreign tax at other than statutory rate, net of foreign tax credit benefit (1)	13.7	14.0	13.9
Percentage depletion	(2.2)	(2.7)	(2.1)
Other permanent differences	0.1	0.1	0.4
Change in 2017 valuation allowance on U.S. deferred tax assets, foreign tax credits and U.S. tax effect on Peruvian deferred taxes	—	—	7.5
Additional valuation allowance on 2018 U.S. deferred tax assets, foreign tax credits and U.S. tax effect on Peruvian deferred taxes	8.9	10.1	1.0
Decrease in 2017 U.S. deferred tax asset due to tax rate changes	—	—	(0.2)
U.S. one time transition tax on accumulated foreign earnings	—	—	0.4
Increase (decrease) in unrecognized tax benefits for uncertain tax positions	(0.1)	(2.1)	—
Amounts (over) / under provided in prior years	(0.1)	(1.1)	(1.3)
Other	1.5	(0.3)	0.1
Effective income tax rate	42.8%	39.0%	40.7%
(1)	Foreign tax at other than statutory rates, net of foreign tax credit benefit, also includes the effects of permanent differences in Peru and Mexico, that are determined at the local statutory rate.

The Company files income tax returns in three jurisdictions, Peru, Mexico and the United States. For the three years presented above, the statutory income tax rate for Mexico was 30% and the United States tax rate was 21%. The Peruvian tax rate was 29.5% for the three years presented above. While the largest components of income taxes are the

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Peruvian and Mexican taxes, the Company is a domestic U.S. entity. Therefore, the rate used in the above reconciliation is the U.S. statutory rate.

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

Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards:

	At December 31,
(in millions)	2020	2019
Assets:
Inventories	$62.4	$55.7
Capitalized exploration expenses	13.0	14.0
U.S. foreign tax credit carryforward, net of FIN 48 liability	974.1	731.8
U.S. tax effect of Peruvian deferred tax liability	111.2	131.3
Provisions	169.5	145.0
Mexican tax on consolidated dividends	—	9.0
Deferred workers participation	37.8	24.7
Accrued salaries, wages and vacations	8.5	10.0
Sales price adjustment (PUI)	(5.8)	3.0
Social responsibility expenses	4.3	2.1
Deferred charges	41.8	14.5
Valuation allowance on U.S. deferred tax assets, foreign tax credits and U.S. tax effect on Peruvian deferred	(1,343.2)	(1,097.0)
Other	19.5	9.9
Total deferred tax assets	93.1	54.0

	At December 31,
(in millions)	2020	2019
Liabilities:
Property, plant and equipment	(17.2)	(45.4)
Other	(5.3)	(3.0)
Total deferred tax liabilities	(22.5)	(48.4)
Total net deferred tax (liabilities) / assets	$70.6	$5.6

The valuation allowance increased by $246.2 million over 2019’s level, which was primarily due to the valuation of unutilized Foreign Tax Credits generated in 2020 and the valuation of Foreign Tax Credits carried forward from prior years. The Peru branch operations are taxed in the U.S. as a flow through entity to SCC. Prior to 2017 U.S. Tax Reform, the U.S. corporate income tax rate was 35% on the Peru earnings, which enabled the company to use more currently generated foreign tax credits. Since tax reform reduced the U.S. tax rate to 21%, there is less U.S. income tax to absorb currently generated FTC’s or carryforwards. Additionally, allowable expenses in the U.S. for percentage depletion and U.S. sourced interest expense on debt reduced the branch income subject to U.S. tax, further limiting utilization of foreign tax credits.

U.S. Tax Matters—

As of December 31, 2020, the Company considers its ownership of the stock of Minera Mexico to be essentially permanent in duration.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2020, $1,297.3 million of the Company´s total cash, cash equivalents and short-term investments of $2,594.4 million were held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. The Company has determined that as of December 31, 2020, a deferred tax asset of $0.2 billion exists with respect to its investment in foreign subsidiaries. Tax accounting guidance provided in ASC 740 requires this asset to be recognized only if the basis difference will reverse in the foreseeable future. Management has no plans that would result in the reversal of this temporary difference and consequently no deferred tax asset has been recorded. Future dividends from these subsidiaries are no longer subject to federal income tax in the U.S., and the Company incurs no state income tax liability. Additionally, there are no withholding taxes due to the tax treaty between the United States and Mexico. Earnings from the Company’s Peruvian branch are not subject to transition taxes given that they are taxed in the United States on a current basis.

At December 31, 2020, there were $1,040.0 million of foreign tax credits available for carryback or carryforward. These credits have a one-year carryback and a ten-year carryforward period and can only be used to reduce U.S. income tax on foreign earnings. There were no other unused U.S. tax credits at December 31, 2020. These credits will expire if not utilized by the end of the years listed below:

Year	Amount
2023	39.4
2024	102.0
2025	189.5
2026	107.0
2027	—
2028	159.6
2029	204.9
2030	237.6
Total	$1,040.0

These foreign tax credits are presented above on a gross basis and have not been reduced here for any unrecognized tax benefits. These foreign tax credits have been adjusted to include the 2016 Net Operating Loss carryback in the U.S. jurisdiction, increasing foreign tax credits by approximately $15.9 million. In accordance with ASC 740 the Company has recorded $66.1 million for an unrecognized tax benefit as an offset to the Company’s deferred tax asset for foreign tax credits. The remaining foreign tax credits of $973.9 million are being re-valued to zero at December 31, 2020. It is the opinion of management that with the reduction in the U.S. corporate tax rate to 21% and considering the corporate tax rates in Mexico of 30% and in Peru at 29.5%, it is unlikely the excess foreign tax credits can be utilized. Additionally, foreign dividends will no longer be taxed in the U.S., thereby reducing the U.S. tax on the foreign source income that the credits can be used to offset.

Peruvian Tax Matters—

Royalty mining charge: The royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. The minimum royalty charge is recorded as cost of sales and those amounts assessed at higher rates are included in the income tax provision. The Company has accrued $60.6 million, $42.3 million and $32.9 million of royalty charges in 2020, 2019 and 2018, respectively, of which $31.4 million, $14.2 million and $9.0 million were included in income taxes in 2020, 2019 and 2018, respectively.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Peruvian special mining tax: This tax is based on operating income with graduated rates increasing from 2% to 8.4%. The Company recognized $50.0 million, $38.1 million and $30.6 million in 2020, 2019 and 2018, respectively, with respect to this tax. These amounts are included as “income taxes” in the consolidated statement of earnings.

Mexican Tax Matters—

In 2013, the Mexican Congress enacted tax law changes that became effective on January 1, 2014. Among other effects, the amounts that Minera Mexico recorded during 2019 and paid in 2020 were:

●	Mining royalty at the rate of 7.5% on taxable earnings before taxes: $60.1 million.
●	Additional royalty of 0.5% over gross income from sales of gold, silver and platinum: $0.9 million.

On December 09, 2019, the Federal Revenue Law for fiscal year 2020, was published in the Federal Official Gazette, effective as of January 1, 2020. The main tax matters are reported as follows:

Income tax changes - Interest expense limitation based on profit levels: The Reform would subject taxpayers with interest expenses over 20 million Mexican pesos to a net interest expense deduction limitation equal to 30% of “adjusted taxable income.” Nondeductible interest expense for each year could be carried forward for 10 years. “Adjusted taxable income” is defined as taxable income for the year, with an addback for interest deductions on debt, as well as deductions for fixed assets, deferred charges and expenses, and pre-operating expenses. The interest limitation is calculated based on net interest, which is determined as interest income less interest expense. If interest income is greater, there is no limitation. Interest paid to Mexican residents, as well as non-residents, is subject to the limitation, as is interest to related and unrelated parties.

Accounting for Uncertainty in Income Taxes—

The total amount of unrecognized tax benefits in 2020, 2019 and 2018, was as follows (in millions):

	2020	2019	2018
Unrecognized tax benefits, opening balance	$58.4	$214.5	$214.5
Gross increases—tax positions in prior period	—	(7.5)	—
Gross increases—current-period tax positions	7.7	(4.2)	—
Decreases related to settlements with taxing authorities	—	(144.4)	—
	7.7	(156.1)	—
Unrecognized tax benefits, ending balance	$66.1	$58.4	$214.5

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was zero at December 31, 2020 for unrecognized tax benefits in the Peruvian jurisdiction. Any recognition of unrecognized tax benefits within the U.S. jurisdiction would not affect the effective tax rate as long as the Company continues to value U.S. deferred tax assets including foreign tax credits. The Company has no unrecognized Mexican tax benefits.

The Company’s U.S. IRS audit of 2014 -2016 commenced in 2019 and is expected to settle in the first half of 2021.

As of December 31, 2020, the Company’s liability for uncertain tax positions did not include accrued interest and penalties in the U.S. jurisdiction. As of December 31, 2019 and December 31, 2018 the Company’s liability for uncertain tax positions included Peruvian accrued interest and penalties of $10.5 and $1.9 million, respectively.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tax years remain open to examination and adjustment in the Company’s three major tax jurisdictions:

Peru:	2014 and all subsequent years
U.S.:	2014 and all subsequent years
Mexico:	2015 and all subsequent years

Management does not expect that any of the open years will result in a cash payment within the U.S. jurisdiction in the upcoming twelve months ending December 31, 2021. Additionally, the Company expects that $0.6 million in cash payments in the Peruvian jurisdiction will be paid within the upcoming twelve months ending December 31, 2021. The Company’s reasonable expectations about future resolutions of uncertain items did not materially change during the year ended December 31, 2020.

NOTE 8—WORKERS’ PARTICIPATION:

The Company's operations in Peru and Mexico are subject to statutory workers' participation.

In Peru, the provision for workers' participation is calculated at 8% of pre-tax earnings. The current portion of this participation, which is accrued during the year, is based on the Peruvian Branch's taxable income and is distributed to workers following determination of final results for the year. The annual amount payable to an individual worker is capped at the worker’s salary for an 18 month period. Amounts determined in excess of the 18 months of worker’s salary is no longer made as a payment to the worker and is levied first for the benefit of the “Fondo Nacional de Capacitacion Laboral y de Promocion del Empleo” (National Workers’ Training and Employment Promotion Fund) until this entity receives from all employers in its region an amount equivalent to 2,200 Peruvian taxable units (approximately $2.6 million in 2020). Any remaining excess is levied as payment for the benefit of the regional governments. These levies fund worker training, employment promotion, entrepreneurship and various other programs.

In Mexico, workers' participation is determined using the guidelines established in the Mexican income tax law at a rate of 10% of pre-tax earnings as adjusted by the tax law.

The provision for workers’ participation is allocated to “Cost of sales (exclusive of depreciation, amortization and depletion)” and to “selling, general and administrative” in the consolidated statement of earnings, proportional to the number of workers in the production and administrative areas, respectively. Workers’ participation expense for the three years ended December 31, 2020 was as follows (in millions):

	2020	2019	2018
Current	$248.5	$188.8	$219.9
Deferred	19.8	29.8	9.8
	$268.3	$218.6	$229.7

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average remaining lease term for the Company’s leases is 9 years, and the weighted average discount rate for these leases is 3.71%.

The operating lease expense recognized in the years ended December 31, 2020 and 2019 was classified as follows (in millions):

Classification	2020	2019
Cost of sales (exclusive of depreciation, amortization and depletion)	$114.4	$114.4
Selling, general and administrative	0.2	0.2
Exploration	0.2	0.2
Total lease expense	$114.8	$114.8

The Company’s short-term lease costs for the year ended December 31, 2020 were $0.1 million.

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2021	$114.7
2022	113.7
2023	112.3
2024	104.7
2025	103.7
After 2025	723.0
Total lease payments	$1,272.1
Less: interest on lease liabilities	(293.1)
Present value of lease payments	$979.0

NOTE 10—ASSET RETIREMENT OBLIGATION:

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

On June 24, 2019, MINEM approved a change to the guarantees required for the mining closure plans. The new regulation specifies that the annual guarantees can be secured with real estate up to a maximum of 50% and the remaining amount with credit instruments. Currently, the Company has pledged the value of its Lima office complex for the 50% of the guarantee and with a stand-by letter of credit for the other 50% as security for this obligation. Through January 2021, the Company provided total guarantees of $56.5 million.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During 2020, the Company made a change in the estimate for the asset retirement obligation for its Mexican operations, mainly due to a detailed review of the closing activities required for each facility. The effect of this change was an increase in the asset retirement obligation of $269.3 million, which was recorded in December 2020.

The following table summarizes the asset retirement obligation activity for the years ended December 31, 2020 and 2019 (in millions):

	2020	2019
Balance as of January 1	$262.3	$217.7
Changes in estimates	269.3	36.4
Closure payments	(1.2)	(5.3)
Accretion expense	14.6	13.5
Balance as of December 31,	$545.0	$262.3

NOTE 11—FINANCING:

Long-term debt (in millions):

				Carrying
				value as of
	Face	Issuance	Issuance	December 31,
	amount	discount	costs	2020
3.500% Senior unsecured notes due 2022	$300	(0.2)	$(0.3)	$299.5
3.875% Senior unsecured notes due 2025	500	(1.3)	(1.2)	497.5
9.250% Yankee bonds due 2028	51.2	—	—	51.2
7.500% Senior unsecured notes due 2035	1,000	(12.0)	(8.0)	980.0
6.750% Senior unsecured notes due 2040	1,100	(6.9)	(5.6)	1,087.5
5.250% Senior unsecured notes due 2042	1,200	(18.6)	(6.2)	1,175.2
5.875% Senior unsecured notes due 2045	1,500	(16.1)	(8.5)	1,475.4
4.500% Minera Mexico Senior unsecured notes due 2050	1,000	(12.5)	(9.6)	977.9
Total	$6,651.2	$(67.6)	$(39.4)	6,544.2
Less, current portion				—
Total long-term debt				$6,544.2

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

				Carrying
				value as of
	Face	Issuance	Issuance	December 31,
	amount	discount	costs	2019
5.375% Senior unsecured notes due 2020	$400	(0.1)	$(0.1)	$399.8
3.500% Senior unsecured notes due 2022	300	(0.3)	(0.5)	299.2
3.875% Senior unsecured notes due 2025	500	(1.6)	(1.5)	496.9
9.250% Yankee bonds due 2028	51	—	—	51.2
7.500% Senior unsecured notes due 2035	1,000	(12.4)	(8.3)	979.3
6.750% Senior unsecured notes due 2040	1,100	(7.1)	(5.7)	1,087.2
5.250% Senior unsecured notes due 2042	1,200	(19.0)	(6.3)	1,174.7
5.875% Senior unsecured notes due 2045	1,500	(16.4)	(8.6)	1,475.0
4.500% Minera Mexico Senior unsecured notes due 2050	1,000	(12.7)	(9.8)	977.5
Total	$7,051	$(69.6)	$(40.8)	6,940.8
Less, current portion				(399.8)
Total long-term debt				$6,541.0

The bonds, referred above as “Yankee bonds”, contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined in the debt instrument. At December 31, 2020, Minera Mexico was in compliance with this covenant.

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

At December 31, 2020, the Company was in compliance with the covenants of the notes.

On September 26, 2019, SCC’s subsidiary Minera Mexico S.A. de C.V. issued $1.0 billion of fixed-rate senior notes with a discount of $12.7 million. Additionally, issuance costs of $9.8 million associated with these notes were paid and

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred. The unamortized balance of the discount and the costs are presented net of the carrying value of the debt issued and are amortized as interest expense over the life of the loan. This debt was issued in one tranche, due in 2050 at an annual interest rate of 4.5%. Interest on the notes is paid semi-annually in arrears. The Company intends to use the net proceeds from this offering (i) to finance Minera Mexico expansion program, including the Buenavista Zinc, Pilares and El Pilar projects, (ii) for other capital expenditures and (iii) for general corporate purposes.

The notes constitute general unsecured obligations of Minera Mexico. The notes were issued in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Company capitalized the costs associated with the issuance of this facility, which are included as part of the amortized cost of the long-term debt in the consolidated balance sheet.

In connection with the transaction, on September 26, 2019, Minera Mexico entered into an indenture with Wells Fargo Bank, National Association, as trustee, which provided for the issuance, and set forth the terms of the notes described above. The indenture contains covenants that limit Minera Mexico's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of Minera Mexico's assets.

Aggregate maturities of the outstanding borrowings at December 31, 2020, are as follows:

Principal
Years	Due(*)
(in millions)
2021	$—
2022	300.0
2023	—
2024	—
2025	500.0
Thereafter	5,851.2
Total	$6,651.2

(*)Total debt maturities do not include the debt discount valuation account of $107.0 million.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic benefit costs calculated in accordance with ASC 715 “Compensation retirement benefits,” using December 31 as a measurement date, consist of the following:

(in millions)	2020	2019	2018
Service cost	$1.4	$1.1	$1.0
Interest cost	1.7	1.8	1.6
Expected return on plan assets	(2.9)	(3.5)	(3.4)
Amortization of net actuarial loss	0.1	—	—
Amortization of prior service cost / (credit)	0.2	0.2	0.2
Settlement / Curtailment	(0.4)	—	(0.2)
Amortization of net loss/(gain)	0.2	0.3	0.2
Net periodic benefit cost	$0.3	$(0.1)	$(0.6)

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2020	2019
Change in benefit obligation:
Projected benefit obligation at beginning of year	$33.7	$27.4
Service cost	1.4	1.1
Interest cost	1.7	1.8
Settlement	—	—
Benefits paid	(1.9)	(1.8)
Actuarial (gain)/loss	(4.2)	3.6
Actuarial gain assumption changes	0.8	0.9
Inflation adjustment	(1.6)	0.7
Projected benefit obligation at end of year	$29.9	$33.7
Change in plan assets:
Fair value of plan assets at beginning of year	$51.6	$46.7
Actual return on plan assets	6.5	4.8
Employer contributions	(0.6)	(0.6)
Benefits paid	(0.9)	(0.9)
Currency exchange rate adjustment	(2.2)	1.6
Fair value of plan assets at end of year	$54.4	$51.6
Funded status at end of year:	$24.5	$17.9
ASC-715 amounts recognized in statement of financial position consists of:
Non-current assets	$24.5	$17.9
Total	$24.5	$17.9
ASC-715 amounts recognized in accumulated other comprehensive income (net of income taxes of $(2.3) million and $(5.4) million in 2020 and 2019, respectively) consists of:
Net loss (gain)	$3.0	$7.6
Prior service cost	1.2	1.4
Total	$4.2	$9.0

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the defined benefit pension plan, net of income tax:

(in millions)	2020	2019
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$9.0	$7.2
Net loss/(gain) amortized during the year	(4.1)	1.9
Net loss/(gain) occurring during the year	(0.3)	(0.2)
Prior service cost (credit)	—	—
Currency exchange rate adjustment	(0.4)	0.1
Net adjustment to accumulated other comprehensive income (net of income taxes of $3.1 million and $(2.2) million in 2020 and 2019, respectively)	(4.8)	1.8
Accumulated other comprehensive income at end of plan year	$4.2	$9.0

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2020 and 2019, net of income tax:

(in millions)	2020	2019
Net loss / (gain)	$(4.1)	$1.8
Amortization of net (loss) gain	(0.3)	(0.2)
Amortization of prior services cost (credit)	—	—
Total amortization expenses	$(4.4)	$1.6

The assumptions used to determine the pension obligations are:

Expatriate Plan	2020	2019	2018
Discount rate	1.90%	2.85%	3.90%
Expected long-term rate of return on plan asset	3.50%	4.00%	4.00%
Rate of increase in future compensation level	N/A	N/A	N/A

Mexican Plan(*)	2020	2019	2018
Discount rate	7.43%	7.15%	8.45%
Expected long-term rate of return on plan asset	7.43%	7.15%	8.45%
Rate of increase in future compensation level	4.50%	4.50%	4.50%

(*)These rates are based on Mexican pesos as pension obligations are denominated in this currency.

The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Expected
Years	Benefit Payments
(in millions)
2021	$3.1
2022	1.7
2023	1.8
2024	2.0
2025	1.8
2026 to 2028	12.5
Total	$22.9

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expatriate Plan

The Company’s funding policy is to contribute amounts to the qualified plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 plus such additional amounts as the Company may determine to be appropriate.

Plan assets are invested in a group annuity contract with Metropolitan Life Insurance Company (“MetLife”). The Contract invests in the MetLife General Account Payment Fund (the "General Account") and the MetLife Broad Market Core Bond Fund (the “Bond Fund”) managed by BlackRock, Inc.

The General Account is broadly diversified across asset classes and backed by the total capital of MetLife.

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

Plan assets are invested with the objective of maximizing returns with an acceptable level of risk and maintaining adequate liquidity to fund expected benefit payments. The Company's policy for determining asset mix-targets to meet investment objectives includes periodic consultation with recognized third-party investment consultants.

The expected long-term rate of return on plan assets is reviewed annually, taking into consideration asset allocations, historical returns and the current economic environment. Based on these factors the Company expects its assets will earn an average of 4.00% per annum assuming its long-term mix will be consistent with its current mix.

Mexican Plan

Minera Mexico’s policy for determining asset mix targets includes periodic consultation with recognized third-party investment consultants. The expected long-term rate of return on plan assets is updated periodically, taking into consideration assets allocations, historical returns and the current economic environment. The fair value of plan assets is impacted by general market conditions. If actual returns on plan assets vary from the expected returns, actual results could differ.

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

These plans accounted for approximately 100% of benefit obligations. The following table represents the asset mix of the investment portfolio as of December 31:

	2020	2019
Asset category:
Treasury bills	78%	80%
Equity securities	22%	20%
	100%	100%

The amount of contributions that the Company expects to pay to the plan during 2021 is $2.3 million.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Post-retirement Health Care Plan:

United States: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits.”

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net period benefit costs for the three years ended December 31, 2020 are as follows:

(in millions)	2020	2019	2018
Interest cost	$1.3	$0.9	$0.9
Amortization of prior service cost/ (credit)	—	(0.2)	(0.2)
Net periodic benefit cost	$1.3	$0.7	$0.7

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2020	2019
Change in benefit obligation:
Projected benefit obligation at beginning of year	$20.6	$11.9
Interest cost	1.3	0.9
Actuarial loss/ (gain)-claims cost	—	—
Benefits paid	(1.5)	(1.3)
Actuarial (gain)/loss	4.5	8.6
Inflation adjustment	(1.1)	0.5
Projected benefit obligation at end of year	$23.8	$20.6
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.1	0.1
Benefits paid	(0.1)	(0.1)
Fair value of plan assets at end of year	$—	$—
Funded status at end of year:	$23.8	$20.6
ASC-715 amounts recognized in statement of financial position consists of:
Current liabilities	$—	$(0.1)
Non-current liabilities	(23.8)	(20.5)
Total	$(23.8)	$(20.6)
ASC-715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$4.6	$1.5
Total (net of income taxes of $(1.9) million and $(0.7) million in 2020 and 2019, respectively)	$4.6	$1.5

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the post-retirement health care plan, net of income tax:

	As of December 31,
(in millions)	2020	2019
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$1.5	$(4.4)
Net loss/(gain) occurring during the year	3.2	6.0
Net loss/(gain) amortized during the year	—	0.1
Currency exchange rate adjustment	(0.1)	(0.2)
Net adjustment to accumulated other comprehensive income (net of income taxes of $(1.2) million and $(2.6) million in 2020 and 2019, respectively)	3.1	5.9
Accumulated other comprehensive income at end of plan year	$4.6	$1.5

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2020 and 2019, net of income tax:

	As of December 31,
(in millions)	2020	2019
Net loss / (gain)	$3.2	$5.9
Amortization of net (loss) gain	—	0.2
Total amortization expenses	$3.2	$6.1

The discount rates used in the calculation of other post-retirement benefits and cost as of December 31 were:

	2020	2019	2018
Expatriate health plan
Discount rate	1.90%	2.85%	3.90%
Mexican health plan
Weighted average discount rate	7.43%	7.15%	8.45%

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Expected
Year	Benefit Payments
(in millions)
2021	$1.5
2022	1.6
2023	1.5
2024	1.5
2025	1.6
2026 to 2030	8.6
Total	$16.3

Expatriate Health Plan

For measurement purposes for pre 65 year old participants, a 5.1% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2020 which gradually decrease to 4.2%. For post 65 year old the annual rate of increase in the per capita cost for 2020 is 4.9% which is assumed to decrease gradually to 4.0%.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumed health care cost trend rates can have a significant effect on amounts reported for health care plans. However, because of the size of the Company’s plan, a one percentage-point change in assumed health care trend rate would not have a significant effect.

Mexican Health Plan

For measurement purposes, a 4.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2020 and remains at that level thereafter.

An increase in other benefit cost trend rates have a significant effect on the amount of the reported obligations, as well as component cost of the other benefit plan. One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage
	Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$1.9	$1.5
Effect on the post-retirement benefit obligation	$24.7	$22.2

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

Environmental capital investments in years 2020, 2019 and 2018, were as follows (in millions):

	2020	2019	2018
Peruvian operations (*)	$(3.3)	$18.6	$59.3
Mexican operations	41.1	64.3	43.5
	$37.8	$82.9	$102.8

(*)The activity in 2020 includes prepayment settlements classified to expenses.

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defines new AQS for daily sulfur dioxide in the air. As of December 31, 2020, the Company maintains a lower daily average level of µg/m3 of SO2, than those required by the new AQS.

Soil Environmental Quality Standards (“SQS”): In 2013, the Peruvian government enacted Soil Quality Standards. In accordance with the regulatory requirements of the law, the Company prepared Soil Descontamination Plans (“SDP”)

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On February 2019, the Mexican Supreme Court confirmed the constitutionality of an ecological tax on extractive activities developed in the state of Zacatecas, which taxes the environmental remediation actions; emissions of certain gases to the atmosphere; emissions of pollutant substances to the soil or water; and waste storage within the state territory. The Company has determined that this new environmental regulation will have no impact on its financial position.

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

On July 10, 2019, PROFEPA made a first inspection of the area, concluding that the Company executed all the appropriate procedures in order to contain the discharge, and no reference was made to the existence of negative impacts on the environment resulting from the incident.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company is not aware of the reasons or causes for this partial and temporary closure, but will continue working with the environmental authorities to provide certainty that the operation is in strict compliance with environmental regulations. The Company expects the environmental authorities to suspend the partial temporary shutdown, once they resolve their concerns. Currently, the Company does not expect any impact on its operations. As of December 31, 2020, the matter is pending resolution.

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

The del Carpio Lazio case was rejected by the court of first instance on November 14, 2016. The plaintiff filed an appeal before the Superior Court on January 3, 2017. On January 9, 2018, the lawyers of both parties presented their respective positions before the Appellate Court. On March 8, 2018, the Appellate Court issued its final decision, which upheld the first instance ruling. On April 27, 2018, the plaintiff filed an extraordinary appeal before the Supreme Court. As of December 31, 2020, the case remains pending resolution.

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. As of December 31, 2020, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. On July 19, 2019, the oral arguments took place. On January 7, 2020, the Judge decided to suspend the proceeding until the del Carpio Lazio case is concluded. Therefore, as of December 31, 2020, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. On May 2016, the Company was included in the process, after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

requested the suspension of the proceeding until the del Carpio Lazio case is concluded. As of December 31, 2020, the case remains pending resolution.

The Gobierno Regional de Arequipa case is currently before the lower court and the Company answered the complaint on September 15, 2020. As of December 31, 2020, the case remains pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has, since 1995, constructed and operated the tailings dams with proper governmental authorization. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of December 31, 2020, the case was pending resolution without further developments. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. The amount of this contingency cannot be reasonably estimated by management at this time.

Mexican operations

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution that occurred at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of December 31, 2020.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Two of the collective action lawsuits have been dismissed by the court. As of December 31, 2020, four lawsuits continue in process: three were filed by Acciones Colectivas de Sinaloa, A.C. and one, by Defensa Colectiva, A.C.; requesting precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. In the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages. These lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria Peña Molina, et al; these actions were dismissed by the court, because they have expired. As of December 31, 2020, forty-five cases remain pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. Regarding the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures, with no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, has informed the corresponding Judge about its compliance with the resolution, in which BVC was imposed additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, for which six months are granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions that are imposed. The foregoing does not impact BVC’s operations. Likewise, it is noted that the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of December 31, 2020, the remaining cases were still pending resolution.

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

In October 2019, the plaintiff amended the complaint to include claims related to certain administrative services contracts between the Company’s subsidiaries and Grupo Mexico. The amended complaint alleges, among other things, that the construction contracts, the mineral contracts, the transportation contracts, and the administrative services contracts were unfair as a result of breaches of fiduciary duties and the Company’s charter. The amended complaint also added Americas Mining Corporation (“AMC”) as a defendant, alleging that AMC breached its fiduciary duties as a controlling stockholder of the Company. The amended complaint seeks, among other things, unspecified monetary damages. In January 2020, the Company, the current and former Directors, and Grupo Mexico responded to the complaint by filing motions to dismiss. The Plaintiff filed a brief in response to the motions on March 13, 2020. On July 16, 2020, the Court denied the motions to dismiss the breach of fiduciary duty claims against the Directors. On October 6, 2020, the Court dismissed the Plaintiff’s claims against Grupo Mexico for lack of personal jurisdiction. On February 11, 2021, the Court granted the Directors’ motion to dismiss plaintiff’s breach of contract claim. The Court also granted AMC’s motion to dismiss all claims against AMC other than those related to the mineral contracts.

As of February 2021, because the Company has not reached a conclusion as to whether an unfavorable outcome is either probable or remote, the Company expresses no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Labor matters:

Peruvian operations: 66% of the Company's 4,739 Peruvian employees were unionized at December 31, 2020. Currently, there are six separate unions, one large union and five smaller unions. In June 2018, the Company signed a three-year collective bargaining agreement with one of the smaller unions. This agreement includes, among other things, annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/ 45,000 (approximately $13,600) which was recorded as labor expense. In August 2018, the Company signed a three-year collective bargaining agreement with three additional unions. This agreement includes, among other things, annual salary increases of 5% for each year starting December 2018, and a signing bonus of S/ 45,000 (approximately $13,600) which was recorded as labor expense. In March 2019, the Company resolved pending issues by means of an arbitration with one additional union. The arbitral award included annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/45,000 (approximately $13,600) which was recorded as labor expense in the first quarter of 2019.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martín mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martín mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice and the case was still pending resolution as of December 31, 2020. The Company is working on a rehabilitation plan to restore operations at the San Martin mine with a budget of $97.7 million. As of December 31, 2020, the plan is underway with a total expense of $86.4 million.

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of December 31, 2020, the case remains pending resolution without further developments.

It is expected that operations at the Taxco mine will remain suspended until the labor issues are resolved. In view of the lengthy strike, the Company has reviewed the carrying value of the Taxco mine to ascertain whether impairment exists. The Company concluded that there is a non-material impairment of the assets located at this mine.

In 2020, a small group of workers at the Charcas mine claimed an additional workers’ participation payment and a minor incident was reported. This claim lacked a legal basis because the Company had completely fulfilled said obligation with the workers in question. Consequently, the Company took legal action and through conciliation and mediation with labor authorities, the incident concluded with no further repercussions for the Company.

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

On July 15, 2019, anti-mining groups staged a violent demonstration affecting economic as well as other activities in the Islay province. These actions were followed by the filing of three complaints, sponsored by groups opposing the Tia Maria project, with the Mining Council, which is the Peruvian administrative authority responsible for ruling on these complaints. The Mining Council temporarily suspended the construction permit on August 8, 2019. On October 7, 2019, as part of the process, the Mining Council conducted a hearing to hear the complaints and the Company’s position. On

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 30, 2019, the Mining Council of the Peruvian Ministry of Energy and Mines ratified the construction permit for the Tia Maria project.

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

Tia Maria’s project budget is approximately $1.4 billion, of which $338.8 million has been invested through December 31, 2020. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and therefore, release no emissions into the atmosphere.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala's neighboring communities. The total amount committed for these purposes is S/ 445.0 million (approximately $122.8 million).

As the Toquepala expansion project has been completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $41.3 million in its consolidated financial statements as of December 31, 2020.

In addition, the Company has committed S/ 69.7 million (approximately $19.2 million) for the construction of one infrastructure project in the Tacna region under the “social investment for taxes” (obras por impuestos) program which allows the Company to use these amounts as an advance payment of taxes.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss the social needs and the way the Company could contribute to sustainable development in the region. Currently, the roundtable is discussing the creation of a Moquegua Region Development Fund for which the Company has offered a contribution of S/ 1,000 million (approximately $275.9 million). While final funding is not yet settled, the Company has committed to contribute S/ 108.4 million (approximately $29.9 million) as an advance, which is being utilized to fund an educational project. In addition, there is a commitment to finance the construction of a residual water treatment plant in Ilo for S/ 78.0 million (approximately $21.5 million).

In addition, the Company has committed S/ 86.9 million (approximately $24.0 million) for the construction of two infrastructure projects in the Moquegua region under the “social investment for taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements:

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatt (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects for ten years starting on May 1, 2017 and ending after ten years of commercial operation of the Toquepala Expansion or on April 30, 2029; whichever occurs first.

Mexican operations

Power purchase agreements:

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 17 “Related party transactions”.

●	Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations. For further information, please see Note 17 “Related party transactions”.

●	Parque Eolico de Fenicias, S. de R.L. de C.V.: On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., an indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement will start in January 2021.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Corporate operations

Commitment for Capital projects:

As of December 31, 2020, the Company has committed approximately $365.8 million for the development of its capital investment projects.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 7 “Income taxes”).

NOTE 14—STOCKHOLDERS’ EQUITY

Treasury Stock:

Activity in treasury stock in the years 2020 and 2019 was as follows (in millions):

	2020	2019
Southern Copper common shares
Balance as of January 1,	$2,767.9	$2,768.3
Used for corporate purposes	(0.4)	(0.4)
Balance as of December 31,	2,767.5	2,767.9

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	281.0	251.3
Other activity, including dividend, interest and foreign currency transaction effect	15.0	29.7
Balance as of December 31,	296.0	281.0
Treasury stock balance as of December 31,	$3,063.5	$3,048.9

SCC shares of common stock in treasury:

At December 31, 2020 and 2019, treasury stock holds 111,522,817 shares and 111,537,217 shares of SCC’s common stock with a cost of $2,767.5 million and $2,767.9 million, respectively. The shares of SCC’s common stock held in treasury are used for Director’s stock award plans and available for general corporate purposes.

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

There has not been activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price of SCC common shares at December 31, 2020 was $65.12 and the maximum number of shares that the Company could purchase at that price is 1.3 million shares.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Grupo Mexico’s direct and indirect ownership remains at 88.9% as of December 31, 2020.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company. Under this plan, participants received 1,200 shares of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper common stock have been reserved for this plan. On April 26, 2018, the Company’s stockholders approved a five-year extension of the Plan until January 28, 2023 and an increase of the shares award from 1,200 to 1,600. The fair value of the award is measured each year at the date of the grant. In 2020 and 2019 the stock-based compensation expense under this plan equaled $0.4 million for each of these years.

The activity of this plan for the years ended December 31, 2020 and 2019 was as follows:

	2020	2019
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(377,200)	(362,800)
Granted in the period	(14,400)	(14,400)
Total shares granted at December 31,	(391,600)	(377,200)
Remaining shares reserved	208,400	222,800

Parent Company common shares:

At December 31, 2020 and 2019, there were in treasury 87,598,097 and 93,082,532 of Grupo Mexico’s common shares, respectively.

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 and the unrecognized compensation expense under this plan were as follows (in millions):

	2020	2019	2018
Stock based compensation expense	$0.6	$0.6	$0.6
Unrecognized compensation expense	$1.4	$2.0	$2.6

The following table presents the stock award activity of this plan for the years ended December 31, 2020 and 2019:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2020	1,379,734	$2.63
Granted	—
Exercised	(115,324)	$2.63
Forfeited	—	—
Outstanding shares at December 31, 2020	1,264,410	$2.63
Outstanding shares at January 1, 2019	1,840,336	$2.63
Granted	—	—
Exercised	(460,602)	$2.63
Forfeited	—	—
Outstanding shares at December 31, 2019	1,379,734	$2.63

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

The stock-based compensation expense for the years ended December 31, 2020 and 2019 and the unrecognized compensation expense under this plan were as follows (in millions):

	2020	2019
Stock based compensation expense	$0.7	$0.7
Unrecognized compensation expense	$3.8	$4.5

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the stock award activity of this plan for the years ended December 31, 2020 and 2019:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2020	4,002,898	$1.86
Granted	—
Exercised	(84,440)	$1.86
Forfeited	—
Outstanding shares at December 31, 2020	3,918,458	$1.86
Outstanding shares at January 1, 2019	2,782,424	$1.86
Granted	1,238,169	$1.86
Exercised	(17,695)	$1.86
Forfeited	—	—
Outstanding shares at December 31, 2019	4,002,898	$1.86

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

The non-controlling interest of the Company’s Peruvian Branch is for investment shares. These shares were generated by legislation in place in Peru from the 1970s through 1991; such legislation provided for the participation of mining workers in the profits of the enterprises for which they worked. This participation was divided between equity and cash. The investment shares included in the non-controlling interest on the consolidated balance sheets reflect outstanding equity distributions made to the Peruvian Branch’s employees.

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheet as of December 31, 2020 and December 31, 2019 (in millions):

	At December 31, 2020		At December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	$6,193.6	$8,692.1	$6,190.6	$7,675.3
Long-term debt level 2	350.6	385.7	750.2	776.1
Total long-term debt	$6,544.2	$9,077.8	$6,940.8	$8,451.4

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as of December 31, 2020 and 2019, as follows (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$410.2	$410.2	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.3	—	0.3	—
Mortgage backed securities	0.3	—	0.3	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	491.9	491.9	—	—
Molybdenum	129.2	129.2	—	—
Total	$1,031.9	$1,031.3	$0.6	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$80.0	$80.0	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.4	—	0.4	—
Mortgage backed securities	0.3	—	0.3	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	326.5	326.5	—	—
Molybdenum	126.8	126.8	—	—
Total	$534.0	$533.3	$0.7	$—

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONCENTRATION OF RISK:

The Company operates four open-pit copper mines, five underground poly-metallic mines, two smelters and ten refineries in Peru and Mexico and substantially all of its assets are located in these countries. No assurances can be made that any operations and assets of the Company that are subject to the jurisdiction of the governments of Peru and Mexico will not be adversely affected by future actions of such governments. Much of the Company’s products are exported from Peru and Mexico to customers principally in the United States, Europe, Asia and South America.

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company invests or maintains available cash with various banks, principally in the United States, Mexico, Europe and Peru, or in commercial papers of highly-rated companies. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions. At December 31, 2020, SCC had invested its cash and cash equivalents and short-term investments as follows:

	$ in	% of total	% in one institution
Country	million	cash (1)	of country	of total cash
United States	$1,968.8	75.9%	14.1%	10.7%
Switzerland	340.3	13.1%	79.4%	10.4%
Peru	35.5	1.4%	81.4%	1.1%
Mexico	249.8	9.6%	53.8%	5.2%
Total cash and short-term investment	$2,594.4	100.0%
(1)	97% of the Company’s cash is in U.S. dollars.

During the normal course of business, the Company provides credit to its customers. Although the receivables resulting from these transactions are not collateralized, the Company has not experienced significant problems with the collection of receivables.

The Company’s largest customers as percentage of accounts receivable and total sales were as follows:

	2020	2019	2018
Accounts receivable trade as of December 31,
Five largest customers	35.3%	37.6%	34.2%
Largest customer	12.9%	13.0%	10.9%

Total sales in year
Five largest customers	28.1%	28.0%	28.4%
Largest customer	10.0%	10.4%	9.3%

NOTE 17—RELATED PARTY TRANSACTIONS:

The Company has entered into certain transactions in the ordinary course of business with parties that are controlling shareholders or their affiliates. These transactions include the lease of office space, air and railroad transportation, construction services, energy supply, and other products and services related to mining and refining. The Company lends and borrows funds among affiliates for acquisitions and other corporate purposes. These financial transactions bear interest and are subject to review and approval by senior management, as are all related party transactions. Article Nine of the Amended and Restated Certificate of Incorporation of the Company prohibits the Company from engaging in a Material Affiliate Transaction that was not the subject of prior review by a committee of the Board of Directors with at least three members, each of whom is independent, and defines a Material Affiliate Transaction as a transaction or series

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of related transactions between Grupo Mexico or one of its affiliates (other than the Company or its subsidiaries), on the one hand, and the Company or one of its subsidiaries, on the other hand, that involves consideration of more than $10.0 million in the aggregate. It is the Company’s policy that (i) a Material Affiliate Transaction not be entered into or continued without the review and approval by the Audit Committee or its subcommittee of related party transactions comprised of independent directors,(ii) any potential related party transaction process with aggregate consideration between $8.0 million and $10.0 million be authorized by the General Counsel and Chief Financial Officer of the Company and (iii) all related party transactions, including any Material Affiliate Transaction, be reported to the Audit Committee of the Board of Directors or to its subcommittee of related party transactions.

Receivable and payable balances with related parties are shown below (in millions):

	At December 31,
	2020	2019
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$5.3	$10.8
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	—	0.1
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.3	0.3
Grupo Mexico	2.7	2.7
Mexico Generadora de Energia S. de R.L. ("MGE")	14.4	15.3
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.2	0.2
Related to the controlling group:
Boutique Bowling de Mexico S.A. de C.V.	0.2	0.1
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	—	0.4
Operadora de Cinemas S.A. de C.V.	0.2	0.1
	$23.3	$30.0

Related parties receivable non-current:
Grupo Mexico and affiliates:
Asarco LLC	$—	59.5

Related parties payable:
Grupo Mexico and affiliates:
Asarco LLC	$13.9	$4.3
AMMINCO	19.6	16.9
Eolica El Retiro, S.A.P.I. de C.V.	0.3	—
Ferrocarril Mexicano S.A. de C.V.	4.7	6.4
Grupo Mexico	0.9	1.1
MGE	40.8	40.2
Mexico Compania Constructora S.A de C.V.	22.9	16.0
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.7	—
Related to the controlling group:
Boutique Bowling de Mexico S.A. de C.V.	0.3	0.2
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	0.1	1.2
Operadora de Cinemas S.A. de C.V.	0.1	0.1
	$104.3	$86.4

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Purchase activity
Asarco LLC	$233.9	$37.6	$37.2
AMMINCO	18.6	17.8	8.0
Eolica El Retiro, S.A.P.I. de C.V.	1.0	2.9	3.6
Ferrocarril Mexicano, S.A. de C.V.	45.8	44.1	41.7
Grupo Mexico	10.0	10.0	10.1
MGE	213.3	202.2	200.1
Mexico Compania Constructora S.A de C.V.	42.6	60.3	72.9
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	11.1	10.7	6.9
Total purchases	$576.3	$385.6	$380.5
Sales activity
Asarco LLC	$77.9	$11.3	$81.8
AMMINCO	0.1	0.1	0.3
Ferrocarril Mexicano, S.A. de C.V.	—	0.1	—
MGE	54.9	47.4	68.2
Total sales	$132.9	$58.9	$150.3

Grupo Mexico, the parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company. These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services. The Company pays Grupo Mexico and AMMINCO, a subsidiary of Grupo Mexico, for these services and expects to continue requiring these services in the future.

In 2020 and 2019, the Company donated $7.1 million and $9.6 million, respectively, to Fundacion Grupo Mexico,A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations.

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

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying 2.3% of its power output to third-party energy users; compared to 5.2% at December 31, 2019.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro, a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro is supplying approximately 9.6% of its power output to IMMSA; compared to 18.2% at December 31, 2019.

The Company sold copper concentrate as well as sulfuric acid, silver and gold to Asarco LLC. In addition, in 2020 and 2019, the Company´s Mexican operations received rental fees from AMMINCO. In 2018, the Company´s Mexican operations sold vehicles to AMMINCO. In 2019, the Company´s Mexican operations sold an asset to Ferrocarril Mexicano, S.A. de C.V.

In September 2019, Asarco LLC signed a promissory agreement to pay to the Company´s Mexican operations $62.0 million plus interest no later than October 31, 2021, with quarterly payments of $0.5 million. The annual interest rate of the note was Libor plus 200 basis points, which would be reviewed annually. In November 2020, Asarco repaid this agreement. Related to this agreement, the Company recorded interest income of $2.2 and $2.3 million in 2020 and 2019, respectively.

The Company also received fees for natural gas and services provided to MGE, a subsidiary of Grupo Mexico. In May 2020, MGE signed a promissory note to pay to the Company´s Mexican operations 97.2 million Mexican pesos (approximately $5.1 million) plus interest. The annual interest rate of the note was 8.28% with monthly payments. MGE repaid this note in December 2020.

Companies with relationships with the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.4	$0.4	$0.3
Mextransport	3.5	2.3	12.4
Operadora de Cinemas S.A. de C.V.	0.2	0.2	0.2
Total purchases	$4.1	$2.9	$12.9

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$0.1	$0.2
Empresarios Industriales de Mexico, S.A. de C.V.	—	0.2	—
Mextransport	1.7	1.8	1.2
Operadora de Cinemas S.A. de C.V.	0.1	0.1	0.1
Total sales	$1.9	$2.2	$1.5

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

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the Company received fees for building rental and maintenance services provided to Boutique Bowling de Mexico S.A de C.V. and Operadora de Cinemas S.A. de C.V. The Company´s Mexican operations received fees from Mextransport for reimbursement of maintenance expenses and for rental services. In 2019, The Company´s Mexican operations received fees for security services provided to Empresarios Industriales de Mexico, S.A. de C.V. This is also a company controlled by the Larrea family.

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

Companies with relationships with SCC executive officers:

In 2020, 2019 and 2018, the Company engaged in no purchase or sales activities with companies that have relationships with SCC executive officers.

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

Intersegment sales are based on arm’s length prices at the time of sale. These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost. Added to the segment data is information regarding the Company’s sales. The segments identified by the Company are:

1.	Peruvian operations, which include the Toquepala and Cuajone mine complexes and the smelting and refining plants, including a precious metals plant, industrial railroad and port facilities that service both mines. The Peruvian operations produce copper, with production of by-products of molybdenum, silver and other material.

2.	Mexican open-pit operations, which include La Caridad and Buenavista mine complexes and the smelting and refining plants, including a precious metals plant and a copper rod plant and support facilities that service both mines. The Mexican open-pit operations produce copper, with production of by-products of molybdenum, silver and other material.

3.	Mexican underground mining operations, which include five underground mines that produce zinc, copper, silver and gold, and a zinc refinery. This group is identified as the IMMSA unit.

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

The Company has determined that it is necessary to classify the Peruvian open-pit operations as an operating segment that is separate from the Mexican open-pit operations due to the very distinct regulatory and political environments in which they operate. The Company’s Chief Operating Decision Maker (“CODM”) must consider the operations in each country separately when analyzing results of the Company and making key decisions. The open-pit mines in Peru must comply with stricter environmental rules and must deal with a political climate that has a very distinct vision of the mining industry than that seen in Mexico. In addition, the collective bargaining agreement contracts are negotiated differently in each of the countries. These key differences result in the Company taking varying decisions with regard to open-pit operations in the two countries.

The IMMSA segment includes five mines whose minerals are processed in the same refinery. Sales of product from this segment are recorded as revenues of the Company’s IMMSA unit. While the Mexican underground mines are subject to a regulatory environment that is very similar to that applicable to Mexican open-pit mines, the nature of the products and processes of the two Mexican operations vary considerably. These differences cause the Company’s CODM to take a very different approach when analyzing results and making decisions regarding the two Mexican operations.

Financial information is regularly prepared for each of the three segments and the results of the Company’s operations are regularly reported to the CODM on the segment basis. The CODM of the Company focuses on operating income and on total assets as measures of performance to evaluate different segments and to make decisions to allocate resources to the reported segments. These are common measures in the mining industry.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial information relating to Company’s segments is as follows:

	Year Ended December 31, 2020
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$4,412.4	$418.9	$3,153.6	$—	$7,984.9
Intersegment sales		111.0		(111.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,991.6	383.0	1,679.5	(124.3)	3,929.8
Selling, general and administrative	70.5	9.5	37.6	8.6	126.2
Depreciation, amortization and depletion	366.7	42.5	328.7	37.7	775.6
Exploration	2.5	8.6	9.4	12.1	32.6
Operating income	$1,981.1	$86.3	$1,098.4	$(45.1)	3,120.7
Less:
Interest, net					(347.4)
Other income (expense)					(27.5)
Income taxes					(1,174.4)
Equity earnings of affiliate					6.4
Non-controlling interest					(7.4)
Net income attributable to SCC					$1,570.4
Capital investment	$317.1	$72.1	$195.0	$8.0	$592.2
Property and mine development, net	$4,470.5	$548.2	$3,735.1	$704.9	$9,458.7
Total assets	$7,236.1	$967.2	$5,169.9	$3,573.3	$16,946.5

	Year Ended December 31, 2019
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$3,963.9	$381.6	$2,940.1	$—	$7,285.6
Intersegment sales	—	83.2	—	(83.2)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,613.1	380.3	1,702.1	(89.1)	3,606.4
Selling, general and administrative	78.6	7.9	38.5	6.8	131.8
Depreciation, amortization and depletion	351.9	52.3	328.1	32.1	764.4
Exploration	1.8	9.0	16.5	2.7	30.0
Operating income	$1,918.5	$15.3	$854.9	$(35.7)	2,753.0
Less:
Interest, net					(319.5)
Other income (expense)					(7.0)
Income taxes					(945.3)
Equity earnings of affiliate					10.7
Non-controlling interest					(6.1)
Net income attributable to SCC					$1,485.8
Capital investment	$244.3	$106.3	$350.1	$6.8	$707.5
Property and mine development, net	$4,648.5	$497.1	$3,879.2	$346.2	$9,371.0
Total assets	$8,081.9	$837.6	$5,017.9	$2,470.0	$16,407.4

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

The following table presents information regarding the opening and closing balances of receivables by reporting segment of the Company for the three years ended December 31, 2020 (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of December 31, 2020:
Trade receivables	$566.0	$57.8	$445.1	$—	$1,068.9
Related parties, current	15.4	—	0.8	7.1	23.3

As of December 31, 2019:
Trade receivables	$477.8	$38.0	$317.1	$—	$832.9
Related parties, current	22.1	—	—	7.9	30.0
Related parties, non-current	59.5	—	—	—	59.5

As of December 31, 2018:
Trade receivables	$505.9	$50.5	$266.0	$—	$822.4
Related parties	81.6	—	—	19.9	101.5

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SALES VALUE PER SEGMENT:

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three years ended December 31, 2020 (in millions):

	Year Ended December 31, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$3,762.1	$72.1	$2,727.3	$(48.4)	$6,513.1
Molybdenum	275.2	—	235.1	—	510.3
Zinc	—	247.8	—	1.6	249.4
Silver	235.5	155.8	112.0	(55.5)	447.8
Other	139.6	54.2	79.2	(8.7)	264.3
Total	$4,412.4	$529.9	$3,153.6	$(111.0)	$7,984.9

	Year Ended December 31, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$3,314.9	$42.0	$2,535.3	$(46.9)	$5,845.3
Molybdenum	341.0	—	208.4	—	549.4
Zinc	—	280.1	—	(2.3)	277.8
Silver	185.9	82.7	85.6	(29.9)	324.3
Other	122.1	60.0	110.8	(4.1)	288.8
Total	$3,963.9	$464.8	$2,940.1	$(83.2)	$7,285.6

	Year Ended December 31, 2018
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
(in millions)	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$3,459.1	$45.6	$2,251.2	$(48.1)	$5,707.8
Molybdenum	342.5	—	167.4	—	509.9
Zinc	—	328.7	—	(0.1)	328.6
Silver	175.3	83.5	69.5	(28.1)	300.2
Other	99.0	70.1	84.1	(3.0)	250.2
Total	$4,075.9	$527.9	$2,572.2	$(79.3)	$7,096.7

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NET SALES AND GEOGRAPHICAL INFORMATION:

The geographic breakdown of the Company’s sales for the three years ended December 31, 2020 was as follows (in millions):

	Year Ended December 31, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,296.6	$341.1	$—	$(111.0)	$1,526.7
United States	1,182.8	27.2	153.4	—	1,363.4
Peru	—	13.0	322.0	—	335.0
Brazil	—	18.7	214.3	—	233.0
Chile	18.8	—	202.3	—	221.1
Other American countries	36.8	2.9	2.7	—	42.4
Europe:
Switzerland	898.2	69.9	475.2	—	1,443.3
Italy	0.1	9.5	262.0	—	271.6
Spain	199.4	—	—	—	199.4
Other European countries	199.9	40.2	281.6	—	521.7
Asia:
Singapore	319.9	6.9	536.9	—	863.7
Japan	46.9	—	532.6	—	579.5
Other Asian countries	213.0	0.5	170.6		384.1
Total	$4,412.4	$529.9	$3,153.6	$(111.0)	$7,984.9

	Year Ended December 31, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,262.2	$352.9	$—	$(83.2)	$1,531.9
United States	1,054.9	6.2	134.5	—	1,195.6
Peru	1.6	—	338.4	—	340.0
Brazil	—	17.3	194.4	—	211.7
Chile	1.2	—	190.1	—	191.3
Other American countries	37.6	2.2	3.3	—	43.1
Europe:
Switzerland	780.9	36.7	355.8	—	1,173.4
Italy	45.1	13.3	238.6	—	297.0
Spain	186.1	—	—	—	186.1
Other European countries	92.8	24.9	256.9	—	374.6
Asia:
Singapore	345.4	10.4	611.1	—	966.9
Japan	59.9	—	440.9	—	500.8
Other Asian countries	96.2	0.9	176.1	—	273.2
Total	$3,963.9	$464.8	$2,940.1	$(83.2)	$7,285.6

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

PROVISIONAL SALES PRICE:

At December 31, 2020, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the year-end market price per pound. These sales are subject to final pricing based on the average monthly copper prices on the London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2020:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	139.8	3.52	January through April 2021
Molybdenum	12.9	10.03	January through March 2021

Provisional sales price adjustments included in accounts receivable and net sales were as follows at December, 31 (in millions):

	At December 31,
	2020	2019
Copper	$17.4	$4.0
Molybdenum	14.1	(8.2)
Total	$31.5	$(4.2)

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

SOUTHERN COPPER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LONG-TERM SALES CONTRACTS:

The following are the significant outstanding long-term contracts:

In 2019, a three-year copper cathodes sales agreement was signed with Mitsui, with shipments beginning in 2020. Mitsui and the Company will negotiate market terms and conditions for annual contracts no later than November 30 of the year prior to shipment. The contract considers the following annual volumes of copper cathodes; 48,000 tons for each of the years from 2020 through 2022. Failure to reach an agreement on market terms would cancel the annual contract but not the long-term agreement. Under the terms of the agreement all shipments would be to Asia and no exclusivity rights for Mitsui or commissions are included. This contract may be renewed for additional years, upon the agreement of both parties.

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

Under the terms of a sales contract with Molymex, S.A. de C.V., Operadora de Minas de Nacozari, S.A. de C.V. and Operadora de Minas e Instalaciones Mineras, S.A. de C. V. are required to supply at least the 80% of their molybdenum concentrates production from 2020 through 2023. The sale price of the molybdenum concentrate is based on the average of the High and Low “Daily Dealer Oxide” as published in “Platt’s Metals Daily.” The roasting charge deduction is negotiated based on international market terms.

NOTE 19—SUBSEQUENT EVENTS:

DIVIDENDS:

On January 21, 2021, the Board of Directors authorized a dividend of $0.60 per share to be paid on February 24, 2021, to shareholders of record at the close of business on February 10, 2021.

OTHER COMPANY INFORMATION:

ANNUAL MEETING

The annual stockholders meeting of Southern Copper Corporation will be held on Thursday, April 29, 2021, at 9:00 am, Mexico City time. To support the health and well-being of our employees and shareholders, this year’s meeting will be held solely virtually via a live audio webcast.

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

Telephone (51-1) 416-3333, Extensions 32478 and 32441.

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

Fax: (511) 512-0492

Website: www.southerncoppercorp.com

Email address: southerncopper@southernperu.com.pe

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2020, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2020, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting,

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on the evaluation made under this framework, management concluded that as of December 31, 2020 such internal control over financial reporting is effective.

Our internal control over financial reporting as of December 31, 2020 has been audited by Galaz, Yamazaki, Ruiz Urquiza, S.C. member of Deloitte Touche Tohmatsu Limited, an independent registered public accounting firm, as stated in their report which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2020 of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

Galaz, Yamazaki, Ruiz Urquiza, S.C.

Member of Deloitte Touche Tohmatsu Limited

/s/ DANIEL TOLEDO ANTONIO

C.P.C. Daniel Toledo Antonio
Mexico City, Mexico
February 25, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10, 11, 12, 13 AND 14

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the executive officers of the Company, their ages as of January 31, 2021 and their positions.

Name	Age	Position
German Larrea Mota‑Velasco	67	Chairman of the Board and Director
Oscar Gonzalez Rocha	82	President, Chief Executive Officer and Director
Raul Jacob Ruisanchez	62	Vice President, Finance, Treasurer and Chief Financial Officer
Julian Jorge Lazalde Psihas	52	Secretary
Andres Carlos Ferrero Ghislieri	52	General Counsel
Lina Vingerhoets Vilca	59	Comptroller
Edgard Corrales Aguilar	65	Vice President, Exploration
Raul Vaca Castro	61	General Auditor

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

Raul Jacob Ruisanchez has served as our Vice President, Finance and Chief Financial Officer since April 18, 2013. He was appointed Treasurer of the Company on April 28, 2016. He was our Comptroller from October 27, 2011 until April 18, 2013. He has held various positions focused primarily in financial planning, treasury, corporate finance, investor relations and project evaluation with the Company since 1992. In September 2011, he was appointed Director of Controller and Finance of the Company’s Peruvian Branch and Vice President and Chief Financial Officer of Southern Peru Limited, one of our subsidiaries. During the period 2016 – 2019, Mr. Jacob was considered by Institutional Investor among the top three Chief Financial Officers of the mining industry of Latin America. In 2010, he was ranked among the top three Investor Relations executives of the mining industry of Latin America by the same publication. He is currently President of the Peruvian National Mining, Oil and Energy Association. Mr. Jacob is currently a member of the consulting board of the MBA program (Finance) of the Universidad del Pacifico in Lima, Peru. Until March of 2010, he was President of the Strategic Studies Center of IPAE, an entrepreneurial association. Between 2004 and 2006, he was the President of the Finance Affairs Committee of the American Chamber of Commerce of Peru. Mr. Jacob holds an economics degree from Universidad del Pacifico, a Master’s Degree from the University of Texas (Austin), a Degree in

International Business Management from the Stockholm School of Economics and a Senior Manager Degree by the Instituto de Empresa Business School (IE) in Madrid.

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

Andres Carlos Ferrero Ghislieri, our General Counsel, has been a member of the Legal Department of our Peruvian Branch since December 1995. Prior to this, he served as a Technical Advisor to the World Bank’s Energy and Mines Technical Assistance Loan Project (EMTAL) assigned to the National Society of Mining, Energy and Petroleum. He has also worked as a mining law consultant for the South African Government from May to October 2001. He was elected Superintendent of the Legal Affairs and Legal Manager of the Peruvian Branch in March 2008 and July 2016 respectively. He is a member of the Board of Compañía Minera Los Tolmos, S.A. and Secretary of the Board of Ocoña Hydro, S.A., which are subsidiaries of the Company. He is also a Board member of Inversiones Tulipan, S. A., which is an affiliate of the Company. He holds a law degree from the University of Lima, Peru and a Master of Law or LLM degree in Resources Law and Policy from Dundee University, United Kingdom.

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

Raul Vaca Castro was elected as General Auditor, effective July 18, 2019. He has 33 years of experience with Grupo Mexico. Mr. Vaca Castro has been Director of Internal Audit of Minera México, a subsidiary of SCC since 2018. Previously, he was Director of Internal Audit of the infrastructure division of Grupo Mexico, as well as Deputy Director of Internal Control for the mining division of Grupo México. He was also comptroller of Minera Mexico Internacional and before this, he held several positions in different companies of Grupo Mexico. Mr. Vaca holds a bachelor’s degree in Accounting from the Universidad Nacional Autonoma de Mexico (UNAM). He holds an MBA from the Universidad del Valle de México, with a specialization in finance, having earned an honorable mention award, when receiving his diplomas in finance and taxes. Mr. Vaca is also an active member of the Colegio de Contadores Publicos de Mexico and the Institute of Internal Auditors of Mexico. He is also member of the Technical Commission of Internal Audit of the Colegio de Contadores Publicos de Mexico. He was a professor at the Facultad de Contaduria y Administracion of Universidad Nacional Autonoma de Mexico (UNAM).

Information in response to the additional disclosure requirements specified by Part III, Items 10, 11, 12, 13 and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 30, 2021, or will be provided by amendment to this Form 10-K, also to be filed no later than April 30, 2021.

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

4.14	Form of 3.875% Notes due 2025.
4.15	Form of 5.875% Notes due 2045.
4.16	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1	Directors’ Stock Award Plan of the Company, as amended through January 28, 2023.
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

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).
101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this report).
101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).
101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The exhibit listed as 10.1 is the management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2020, 2019 and 2018; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iii) the Consolidated Balance Sheets at December 31, 2020 and 2019; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2020, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

3.    Schedule II

Valuation and Qualifying Accounts and Reserves (in millions):

	Additions
	Balance at	Charged to
	beginning of	costs and		Deduction/	Balance at
	period	expenses	Additions	Application	end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
2020	$0.5	8.5	—	(0.2)	$8.8
2019	$0.5	—	—	—	$0.5
2018	$1.1	—	—	(0.6)	$0.5

Notes issued under par:
2020	$69.6	2.0	—	—	$67.6
2019	$58.8	1.9	12.7	—	$69.6
2018	$60.5	1.7	—	—	$58.8

Valuation allowance:
2020	$1,097.0	246.2	—	—	$1,343.2
2019	$819.1	277.9	—	—	$1,097.0
2018	$619.6	199.5	—	—	$819.1

Supplemental information

Southern Copper Corporation

Exhibit Index

Sequential Exhibit Number	Document Description	Page Number
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

4.7	Form of 6.750% Notes due 2040. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).
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

4.14	Form of 3.875% Notes due 2025. (Filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).
4.15	Form of 5.875% Notes due 2045. (Filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).
4.16	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (Filed herewith).
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

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).
101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this report).
101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).
101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

The exhibit listed as 10.1 is the management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2020, 2019 and 2018; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iii) the Consolidated Balance Sheets at December 31, 2020 and 2019; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2020, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)
By:	/s/ OSCAR GONZALEZ ROCHA
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date: February 25, 2021

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

Date: February 25, 2021