Form 10-Q
period 2021-03-31
SOUTHERN COPPER CORP/
filed 2021-04-30
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

As of April 30, 2021 there were outstanding 773,073,269 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
(in millions, except for per share amounts)
Net sales (including sales to related parties, see note 5)	$2,532.5	$1,719.7
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	943.8	955.8
Selling, general and administrative	30.1	29.1
Depreciation, amortization and depletion	200.6	192.9
Exploration	6.4	8.6
Total operating costs and expenses	1,180.9	1,186.4

Operating income	1,351.6	533.3

Interest expense	(96.8)	(101.9)
Capitalized interest	7.2	5.1
Other income (expense)	2.3	(7.4)
Interest income	2.4	7.8
Income before income taxes	1,266.7	436.9
Income taxes (including royalty taxes, see Note 4)	507.5	221.7
Net income before equity earnings of affiliate	759.2	215.2
Equity earnings (loss) of affiliate, net of income tax	7.9	1.0
Net income	767.1	216.2
Less: Net income attributable to the non-controlling interest	3.3	1.4
Net income attributable to SCC	$763.8	$214.8

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$0.99	$0.28
Weighted average shares outstanding-basic and diluted	773.1	773.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
(in millions)
Net income and comprehensive income	$767.1	$216.2
Comprehensive income attributable to the non-controlling interest	3.3	1.4
Comprehensive income attributable to SCC	$763.8	$214.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,267.3	$2,183.6
Short-term investments	415.9	410.8
Accounts receivable trade	1,232.2	1,068.9
Accounts receivable other (including related parties 2021- $46.5 and 2020 - $23.3)	92.2	67.7
Inventories	880.7	950.2
Prepaid taxes	123.8	104.8
Other current assets	24.2	29.2
Total current assets	5,036.3	4,815.2

Property and mine development, net	9,454.4	9,458.7
Ore stockpiles on leach pads	1,156.3	1,125.0
Intangible assets, net	141.5	143.0
Right-of-use assets	961.9	979.0
Deferred income tax	254.4	230.0
Equity method investment	118.2	114.3
Other non-current assets	94.8	81.3
Total assets	$17,217.8	$16,946.5

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2021- $107.1 and 2020- $104.3)	$549.0	$594.6
Accrued income taxes	284.4	340.9
Accrued workers’ participation	299.9	247.8
Accrued interest	131.3	98.6
Lease liabilities current	71.3	70.6
Other accrued liabilities	39.0	32.3
Total current liabilities	1,374.9	1,384.8

Long-term debt	6,545.0	6,544.2
Lease liabilities	890.5	908.4
Deferred income taxes	144.2	159.4
Other liabilities and reserves	134.0	128.7
Asset retirement obligation	550.9	545.0
Total non-current liabilities	8,264.6	8,285.7

Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY (NOTE 10)
Common stock par value $0.01; shares authorized, 2021 and 2020–2,000; shares issued, 2021 and 2020–884.6	8.8	8.8
Additional paid-in capital	3,439.5	3,441.5
Retained earnings	7,146.4	6,846.4
Accumulated other comprehensive income	(8.4)	(8.4)
Treasury stock, at cost, common shares	(3,061.2)	(3,063.5)
Total Southern Copper Corporation stockholders’ equity	7,525.1	7,224.8
Non-controlling interest	53.2	51.2
Total equity	7,578.3	7,276.0
Total liabilities and equity	$17,217.8	$16,946.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020

OPERATING ACTIVITIES
Net income	$767.1	$216.2
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	200.6	192.9
Equity earnings of affiliate, net of dividends received	(4.0)	(1.0)
Loss on foreign currency transaction effect	(19.7)	(28.0)
(Benefit) provision for deferred income taxes	(38.9)	7.5
Other, net	6.7	6.9
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(163.3)	123.2
Decrease in inventories	38.2	70.4
Decrease in accounts payable and accrued liabilities	(1.3)	(102.4)
Increase in other operating assets and liabilities	(2.8)	(10.6)
Net cash provided by operating activities	782.6	475.1
INVESTING ACTIVITIES
Capital expenditures	(232.6)	(101.0)
Proceeds from (purchase) sale of short-term investments, net	(5.2)	40.0
Other	—	0.4
Net cash used in investing activities	(237.8)	(60.6)
FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(463.8)	(309.2)
Other, net	(1.3)	(2.2)
Net cash used in financing activities	(465.1)	(311.4)
Effect of exchange rate changes on cash and cash equivalents	4.0	23.4
Increase in cash and cash equivalents	83.7	126.5
Cash and cash equivalents, at beginning of period	2,183.6	1,925.1
Cash and cash equivalents, at end of period	$2,267.3	$2,051.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020

TOTAL EQUITY, beginning of period	$7,276.0	$6,858.2
STOCKHOLDERS’ EQUITY, beginning of period	7,224.8	6,810.3
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	3,441.5	3,424.9
Other activity of the period	(2.0)	(14.4)
Balance at end of period	3,439.5	3,410.5
TREASURY STOCK:
Southern Copper common shares
Balance at beginning and end of the period	(2,767.5)	(2,767.9)
Parent Company common shares
Balance at beginning of period	(296.0)	(281.0)
Other activity, including dividend, interest and foreign currency transaction effect	2.3	14.7
Balance at end of period	(293.7)	(266.3)
Treasury stock balance at end of period	(3,061.2)	(3,034.2)
RETAINED EARNINGS:
Balance at beginning of period	6,846.4	6,435.6
Net earnings	763.8	214.8
Dividends declared and paid, common stock, per share, 2021- $0.6, 2020– $0.4	(463.8)	(309.2)
Balance at end of period	7,146.4	6,341.2
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning and end of period	(8.4)	(10.1)
STOCKHOLDERS’ EQUITY, end of period	7,525.1	6,716.2
NON-CONTROLLING INTEREST, beginning of period	51.2	47.9
Net earnings	3.3	1.4
Distributions paid	(1.3)	(2.3)
NON-CONTROLLING INTEREST, end of period	53.2	47.0
TOTAL EQUITY, end of period	$7,578.3	$6,763.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of March 31, 2021, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of March 31, 2021 and the results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. The December 31, 2020 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2020 and notes included in the Company’s 2020 annual report on Form 10-K.

COVID – 19 PANDEMIC

Since the World Health Organization (“WHO”) declared the COVID-19 virus outbreak as a global pandemic, all the countries where the Company operates and conducts exploration activities, as well as the countries where its main customers and suppliers are located, have published health and safety rules and restrictions on individuals and business activities.

As of March 31, 2021, the Company‘s production facilities in Mexico and Peru were working at approximately 98% of their production capacity. The Company has developed a rigorous COVID-19 emergency protocol and the workforce is gradually returning to work at all of our facilities. At March 31, 2021, approximately 95% of the workforce in Mexico, was working on site or at home under strict safety measures; the remaining 5% of the workforce was not working, including all individuals at high risk due to age and/or preexisting medical conditions. At our Peruvian operations, approximately 80% of the workforce was working on site or at home under strict safety measures, while the remaining 20% was not working, including all individuals at high risk due to age and/or preexisting medical conditions.

The Company has restarted exploration activities at all of its locations. Activities resumed in Ecuador in September 2020; at the end of the second quarter of 2020 in Argentina; and in February 2021 in Chile.

The financial reporting process and the information required to prepare the Company’s financial statements suffered no interruption and the financial statements were prepared without restrictions or difficulties.

SCC´s Corporate Crisis Committee as well as its Crisis Committees in Mexico and Peru continue to closely monitor the impact of the pandemic and to analyze and quickly resolve any issues that may arise. As of March 31, 2021, there were no major delays in the supply of materials and services critical for the operations and sales. Also, shipments and collections have registered no known major delays.

After completing the first stage of its capital programs at Buenavista in Mexico and Toquepala in Peru, the Company currently does not have major capital expenditures commitments (see Note 10 - Commitments and Contingencies). The Company paid the first tranche of its 2010 bonds of $400 million on April 15, 2020. The Company has no other major debt maturity until 2022.

The Company performed a qualitative analysis and as of March 31, 2021 identified no indicators of impairment. As the Company reported in its 2020 Annual report on Form 10-K, the results of its impairment sensitivity analysis showed projected discounted cash flows in excess of the carrying amounts of long lived assets by margins ranging from 1.3 to 4.3 times such carrying amount. This analysis included a stress test using a copper price assumption of $2.00 per pound and a molybdenum price assumption of $4.00 per pound. (Please see, Management´s Discussion and Analysis, Critical Policies and Estimates, Asset Impairments on the 2020 Form 10-K).

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows (in millions):

	At March 31,	At December 31,
	2021	2020
Trading securities	$415.4	$410.2
Weighted average interest rate	0.3%	0.4%

Available-for-sale	$0.5	$0.6
Weighted average interest rate	0.7%	0.7%
Total	$415.9	$410.8

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and as of March 31, 2021 and December 31, 2020, included corporate bonds and asset and mortgage backed obligations. As of March 31, 2021 and December 31, 2020, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended
	March 31,
	2021	2020
Trading:
Interest earned	$0.4		$0.7
Unrealized gain (loss) at the end of the period	$0.1	$	(*)

Available-for-sale:
Interest earned	(*)		(*)
Investment redeemed	$0.1		$0.1

(*) Less than $0.1 million.

NOTE 3 — INVENTORIES:

Inventories were as follows:

	At March 31,	At December 31,
(in millions)	2021	2020
Inventory, current:
Metals at average cost:
Finished goods	$57.9	$50.8
Work-in-process	229.5	248.9
Ore stockpiles on leach pads	250.4	298.5
Supplies at average cost	342.9	352.0
Total current inventory	$880.7	$950.2
Inventory, long-term:
Ore stockpiles on leach pads	$1,156.3	$1,125.0

During the three months ended March 31, 2021 and 2020, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $54.8 million and $50.7 million, respectively. Leaching inventories recognized in cost of sales amounted to $71.6 million and $105.9 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first three months of 2021 and 2020 consisted of (in millions):

	2021	2020
Statutory income tax provision	$427.3	$207.4
Peruvian royalty	11.6	2.0
Mexican royalty	47.4	8.1
Peruvian special mining tax	21.2	4.2
Total income tax provision	$507.5	$221.7

Effective income tax rate	40.1%	50.8%

These provisions include income taxes for Peru, Mexico and the United States. The Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The decrease in the effective income tax rate in 2021, compared to the same period in 2020 was primarily attributable to a movement in exchange gains and losses from the strong depreciation of the Mexican peso against the U.S. dollar in 2020.

Peruvian royalty and special mining tax: The Company has accrued $21.3 million and $9.3 million of royalty charge in the first quarter of 2021 and 2020, respectively, of which $11.6 million and $2.0 million were included in income taxes in 2021 and 2020, respectively.

The Company has accrued $21.2 million and $4.2 million of special mining tax as part of the income tax provision for the first quarter of 2021 and 2020, respectively.

Mexican mining royalty: The Company has accrued $47.4 million and $8.1 million of royalty taxes as part of the income tax provision for the first quarter of 2021 and 2020, respectively.

Accounting for uncertainty in income taxes: In the first quarter of 2021, there were no changes in the Company’s uncertain tax positions.

NOTE 5 — RELATED PARTY TRANSACTIONS:

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

Receivable and payable balances with related parties are shown below (in millions):

	At March 31,	At December 31,
	2021	2020
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$8.0	$5.3
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.3	0.3
Grupo Mexico	2.7	2.7
Mexico Generadora de Energia S. de R.L. ("MGE")	34.7	14.4
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.2	0.2
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.2	0.2
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.2	—
Operadora de Cinemas, S.A. de C.V.	0.2	0.2
	$46.5	$23.3

Related parties payable:
Grupo Mexico and affiliates:
Asarco LLC	$19.6	$13.9
Eolica El Retiro, S.A.P.I. de C.V.	—	0.3
Ferrocarril Mexicano, S.A. de C.V.	3.5	4.7
Grupo Mexico	—	0.9
Grupo Mexico Servicios	4.7	19.6
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.5	0.7
MGE	62.0	40.8
Mexico Compania Constructora S.A de C.V.	16.1	22.9
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.4	0.3
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	0.1	0.1
Operadora de Cinemas, S.A. de C.V.	0.2	0.1
	$107.1	$104.3

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the first quarter of 2021 and 2020 (in millions):

	2021	2020
Purchase activity
Asarco LLC	$3.7	$62.5
Eolica El Retiro, S.A.P.I. de C.V.	0.2	0.1
Ferrocarril Mexicano, S.A. de C.V.	10.9	12.0
Grupo Mexico	—	2.5
Grupo Mexico Servicios	7.1	4.4
MGE	77.7	51.6
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	14.4	14.3
Total purchases	$114.0	$147.4
Sales activity
Asarco LLC	$6.9	$5.9
MGE	37.9	9.8
Total sales	$44.8	$15.7

Grupo Mexico, the parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company. These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services. The Company pays Grupo Mexico and Grupo Mexico Servicios, a subsidiary of Grupo Mexico, for these services and expects to continue requiring these services in the future.

In the first quarter of 2021, the Company made donations of $0.5 million to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations. In the first quarter of 2020, the Company did not make donations to this organization.

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

The Company’s Mexican operations purchased copper concentrates and rod from Asarco LLC and also paid fees for tolling services. Additionally, the Company´s Mexican operations purchased power from MGE. Both companies are subsidiaries of Grupo Mexico.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying 2.7% of its power output to third-party energy users, compared to 1% as of March 31, 2020.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro supplies 9.3% of its power output to IMMSA and Mexcobre, compared to 9.6% as of March 31, 2020.

The Company sold copper concentrate as well as sulfuric acid, silver and gold to Asarco LLC. In addition, the Company received rental fees from Grupo Mexico Servicios.

In September 2019, Asarco LLC signed a promissory agreement to pay to the Company´s Mexican operations $62.0 million plus interest no later than October 31, 2021, with quarterly payments of $0.5 million. The annual interest rate of the note was Libor plus 200 basis points, which would be reviewed annually. In November 2020, Asarco repaid this agreement. Related to this agreement, the Company recorded interest income of $0.6 million in the first quarter of 2020.

The Company also received fees for natural gas and services provided to MGE, a subsidiary of Grupo Mexico. In May 2020, MGE signed a promissory note to pay to the Company´s Mexican operations 97.2 million Mexican pesos (approximately $5.1 million) plus interest no later than November 30, 2020. The annual interest rate of the note was 8.28% with monthly payments. MGE repaid this note in December 2020.

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the first quarter of 2021 and 2020 (in millions):

	2021		2020
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.		$0.1		$0.1
Mextransport		0.4		1.9
Operadora de Cinemas S.A. de C.V.		0.1		0.1
Total purchases		$0.6		$2.1

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$	(*)	$	(*)
Mextransport		0.4		0.4
Operadora de Cinemas S.A. de C.V.		(*)		(*)
Total sales		$0.4		$0.4

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

In the first quarter of 2021, the Company engaged in no purchase or sales activities with companies that have relationships with SCC executive officers.

NOTE 6 — LEASES:

The Company has operating leases for power generating facilities, vehicles and properties. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Some of the Company’s leases include both lease and non-lease components which are accounted for separately. The Company’s leases have remaining lease terms of two years to 12 years, and do not include options to extend the leases. The Company’s lease agreements do not contain options to purchase the leased assets or to terminate the leases before the expiration date. In addition, the Company’s lease contracts have no material residual value guarantees or material restrictive covenants. As none of the

Company’s leases stipulates an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The weighted average remaining lease term for the Company’s leases is 9 years, and the weighted average discount rate for these leases is 3.64%.

The operating lease expense recognized in the first quarter of 2021 and 2020 was classified as follows (in millions):

Classification	2021	2020
Cost of sales (exclusive of depreciation, amortization and depletion)	$28.6	$28.9
Selling, general and administrative	(*)	0.1
Exploration	(*)	(*)
Total lease expense	$28.6	$29.0

The Company’s short-term lease costs for the first quarter of 2021 were $0.1 million.

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2021	$85.9
2022	113.7
2023	112.2
2024	104.8
2025	103.7
After 2025	723.0
Total lease payments	$1,243.3
Less: interest on lease liabilities	(281.5)
Present value of lease payments	$961.8

NOTE 7 — ASSET RETIREMENT OBLIGATION:

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

On June 24, 2019, MINEM approved a change to the guarantees required for the mining closure plans. The new regulation specifies that annual guarantees can be secured with real estate up to a maximum of 50% of the total required and the remaining amount can be covered by credit instruments. Currently, the Company has pledged the value of its Lima office complex to back 50% of the guarantee and has a stand-by letter of credit for the other 50% as a security for this obligation.Through January 2021, the Company has provided total guarantees of $56.5 million.

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

The following table summarizes the asset retirement obligation activity for the first quarter of 2021 and 2020 (in millions):

	2021	2020
Balance as of January 1	$545.0	$262.3
Changes in estimates	—	—
Closure payments	(0.2)	(0.6)
Accretion expense	6.1	3.8
Balance as of March 31,	$550.9	$265.5

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

The components of net periodic benefit costs for the first quarter of 2021 and 2020 are as follows (in millions):

(in millions)	2021	2020
Service cost	$0.4	$0.4
Interest cost	0.3	0.5
Expected return on plan assets	(0.8)	(0.7)
Amortization of prior service cost / (credit)	(*)	(*)
Amortization of net loss/(gain)	0.1	(*)
Net periodic benefit cost	$—	$0.2

(*) amount is lower than $0.1 million

Post-retirement health care plans:

United States: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits”.

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the first quarter of 2021 and 2020 are as follows (in millions):

(in millions)	2021	2020
Interest cost	$0.4	$0.3
Amortization of net loss (gain)	(*)	(*)
Amortization of prior service cost/ (credit)	0.1	(*)
Net periodic benefit cost	$0.5	$0.3

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

Environmental capital investments in the first quarter of 2021 and 2020 were as follows (in millions):

	2021	2020
Peruvian operations	$0.1	$2.5
Mexican operations	5.4	9.9
	$5.5	$12.4

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree that defined new AQS for daily sulfur dioxide in the air (250 µg/m3). As of March 31, 2021, the Company maintains a lower daily average level of µg/m3 (micrograms per cubic meter) of SO2, than those required by the AQS.

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

The Company is not aware of the reasons or causes for this partial and temporary closure, but will continue working with the environmental authorities to provide certainty that the operation is in strict compliance with environmental regulations. The Company expects the environmental authorities to suspend the partial temporary shutdown, once they resolve their concerns. Currently, the Company does not expect any impact on its operations. As of March 31, 2021, the matter is pending resolution.

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

The del Carpio Lazio case was rejected by the court of first instance on November 14, 2016. The plaintiff filed an appeal before the Superior Court on January 3, 2017. On January 9, 2018, the lawyers of both parties presented their respective positions before the Appellate Court. On March 8, 2018, the Appellate Court issued its final decision, which upheld the first instance ruling. On April 27, 2018, the plaintiff filed an extraordinary appeal before the Supreme Court. As of March 31, 2021, the case remains pending resolution.

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. As of March 31, 2021, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. On July 19, 2019, the oral arguments took place. On January 7, 2020, the Judge decided to suspend the proceeding until the del Carpio Lazio case is concluded. Therefore, as of March 31, 2021, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. On May 2016, the Company was included in the process, after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazio case is concluded. As of March 31, 2021, the case remains pending resolution.

The Gobierno Regional de Arequipa case is currently before the lower court and the Company answered the complaint on September 15, 2020. As of March 31, 2021, the case remains pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has, since 1995, constructed and operated the tailings dams with proper governmental authorization. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As March 31, 2021, the case was pending resolution without further developments. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. The amount of this contingency cannot be reasonably estimated by management at this time.

Mexican operations

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution that occurred at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of March 31, 2021.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. As of March 31, 2021, three lawsuits were in process: two were filed by Acciones Colectivas de Sinaloa, A.C. and one, by Defensa Colectiva, A.C., requesting precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust.

Similarly, in 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Domínguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. During the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. In the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages. These lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria Peña Molina, et al; these actions were dismissed by the court, because they have expired. As of March 31, 2021, forty-five cases were pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard to the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. Regarding the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures, with no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, has informed the corresponding Judge about its compliance with the resolution, in which BVC was imposed additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, for which six months are granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions that are imposed. The foregoing does not impact BVC’s operations. Likewise, it is noted that the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of March 31, 2021, the remaining cases were still pending resolution.

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

As of March 31, 2021, because the Company has not reached a conclusion as to whether an unfavorable outcome is either probable or remote, the Company expresses no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Labor matters:

Peruvian operations: 65.5% of the Company’s 4,724 Peruvian employees were unionized as of March 31, 2021. Currently, there are six separate unions, one large union and five small unions. In June 2018, the Company signed a three-year collective bargaining agreement with one of the smaller unions. This agreement includes, among other things, annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/45,000 (approximately $13,600) which was recorded as a labor expense. In August 2018, the Company signed a three-year collective bargaining agreement with three additional unions. This agreement includes, among other things, annual salary increases of 5% for each year starting December 2018, and a signing bonus of S/45,000 (approximately $13,600), which was recorded as labor expense. In March 2019, the Company resolved pending issues by means of an arbitration with one additional union. The arbitral award included annual salary increases of 5% for each year starting September 2018, and a signing bonus of S/45,000 (approximately $13,600), which was recorded as a labor expense in the first quarter of 2019.

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

The workers of the San Martin mine began a strike in July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martín mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martín mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice and the case was still pending resolution as of March 31, 2020. As of March 2021, the Company has almost completed the rehabilitation plan to restore operations at the San Martin mine with a total expense of approximately $87.8 million and has reached full operating capacity.

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of March 31, 2021, the case was pending resolution without further developments.

It is expected that operations at the Taxco mine will remain suspended until the labor issues are resolved. In view of the lengthy strike, the Company has reviewed the carrying value of the Taxco mine to ascertain whether impairment exists. The Company concluded that there is a non-material impairment of the assets located at this mine.

In 2020, a small group of workers at the Charcas mine claimed an additional workers’ participation payment and a minor incident was reported. This claim lacked legal basis given that the Company had already completely fulfilled said obligation with the workers in question. Consequently, the Company took legal action and through conciliation and mediation with labor authorities, the incident concluded with no further repercussions for the Company.

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

Tia Maria´s project budget is approximately $1.4 billion, of which $338.9 million has been invested through March 31, 2021. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and therefore, do not release any emissions into the atmosphere.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $118.4 million).

As the Toquepala expansion project has been completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $39.5 million in its condensed consolidated financial statements as of March 31, 2021.

In addition, the Company has committed S/69.7 million (approximately $18.5 million) for the construction of a high-performance school in the Tacna region under the “social investment for taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss the social needs and the way the Company could contribute to sustainable development in the region. Currently, the roundtable is discussing the creation of a Moquegua Region Development Fund for which the Company has offered a contribution of S/1,000 million (approximately $266.1 million). While final funding is not yet settled, the Company has committed to contribute S/108.4 million (approximately $28.8 million) as an advance, which is being utilized to fund an educational project. In addition, there is a commitment to finance the construction of a residual water treatment plant in Ilo for S/78.0 million (approximately $20.8 million).

In addition, the Company has committed S/86.9 million (approximately $23.1 million) for the construction of two infrastructure projects in the Moquegua region under the “social investment for taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements:

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatts (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects starting on May 1, 2017 and ending on October 31, 2029.

Mexican operations

Power purchase agreements:

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 5 “Related party transactions”.

●	Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I. de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company´s Mexican operations. For further information, please see Note 5 “Related party transactions”.

●	Parque Eolico de Fenicias, S. de R.L. de C.V.: On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., and indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement will start in July 2021.

Corporate operations

Commitment for capital projects:

As of March 31, 2021, the Company has committed approximately $322.7 million to the development of its capital investment projects at its operations.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 4 “Income taxes”).

NOTE 10 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the three-month period ended March 31, 2021 and 2020 is as follows (in millions):

	2021	2020
Southern Copper common shares
Balance as of January 1,	$2,767.5	$2,767.9
Used for corporate purposes	—	—
Balance as of March 31,	2,767.5	2,767.9

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	296.0	281.0
Other activity, including dividend, interest and foreign currency transaction effect	(2.3)	(14.7)
Balance as of March 31,	293.7	266.3
Treasury stock balance as of March 31,	$3,061.2	$3,034.2

Southern Copper Common Shares:

At March 31, 2021 and at December 31, 2020, there were in treasury 111,522,817 shares of SCC’s common stock.

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

The NYSE closing price of SCC common shares as of March 31, 2021 was $67.87 and the maximum number of shares that the Company could purchase at that price is 1.2 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of March 31, 2021. There has been no activity in the SCC share repurchase program since the third quarter of 2016.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company. Under this plan, participants currently receive 1,600 shares of common stock upon election and 1,600 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper common stock have been reserved for this plan. On April 26, 2018, the Company's stockholders approved a five-year extension of the Plan until January 29, 2023 and an increase of the shares award from 1,200 to 1,600. The fair value of the award is measured each year at the date of the grant. Commencing with the 2021 grant, the 1,600 shares shall be granted quarterly and conditioned upon the attendance of each director to each Board meeting. The award is not subject to vesting requirements.

Parent Company common shares:

At March 31, 2021 and at December 31, 2020 there were in treasury 85,955,794 and 87,598,097 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the first quarter of 2021 and 2020 and the unrecognized compensation expense under this plan were as follows (in millions):

	2021	2020
Stock based compensation expense	$0.2	$0.2
Unrecognized compensation expense	$1.2	$1.8

The following table presents the activity of this plan for the three months ended March 31, 2021 and 2020:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2021	1,264,410	$2.63
Granted	—	—
Exercised	(293,041)	$2.63
Forfeited	—	—
Outstanding shares at March 31, 2021	971,369	$2.63
Outstanding shares at January 1, 2020	1,379,734	$2.63
Granted	—	—
Exercised	(54,221)	$2.63
Forfeited	—	—
Outstanding shares at March 31, 2020	1,325,513	$2.63

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

The stock based compensation expense for the three months ended March 31, 2021 and 2020 and the unrecognized compensation expense under this plan were as follows (in millions):

	2021	2020
Stock based compensation expense	$0.2	$0.2
Unrecognized compensation expense	$3.6	$4.3

The following table presents the stock award activity of this plan for the three months ended March 31, 2021 and 2020:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2021	3,918,458	$1.86
Granted	—	$—
Exercised	(592,768)	1.86
Forfeited	—	—
Outstanding shares at March 31, 2021	3,325,690	$1.86
Outstanding shares at January 1, 2020	4,002,898	$1.86
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding shares at March 31, 2020	4,002,898	$1.86

Non-controlling interest:

The following table presents the non-controlling interest activity for the three months ended March 31, 2021 and 2020 (in millions):

	2021	2020
Balance as of January 1,	$51.2	$47.9
Net earnings	3.3	1.4
Dividend paid	(1.3)	(2.3)
Balance as of March 31,	$53.2	$47.0

NOTE 11 — FAIR VALUE MEASUREMENT:

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table, which provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020 (in millions):

	At March 31, 2021		At December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	6,194.3	7,925.0	6,193.6	8,692.1
Long-term debt level 2	350.7	381.1	350.6	385.7
Total long-term debt	$6,545.0	$8,306.1	$6,544.2	$9,077.8

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the cases of the Yankee bonds and the notes due 2022, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of March 31, 2021 and December 31, 2020 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$415.4	$415.4	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.3	—	0.3	—
Mortgage backed securities	0.2	—	0.2	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	541.1	541.1	—	—
Molybdenum	122.0	122.0	—	—
Total	$1,079.0	$1,078.5	$0.5	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$410.2	$410.2	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.3	—	0.3	—
Mortgage backed securities	0.3	—	0.3	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	491.9	491.9	—	—
Molybdenum	129.2	129.2	—	—
Total	$1,031.9	$1,031.3	$0.6	$—

The Company’s short-term trading securities investments are classified as Level 1 because they are valued using quoted prices of the same securities as they consist of bonds issued by public companies and are publicly traded. The Company’s short-term available-for-sale investments are classified as Level 2 because they are valued using quoted prices for similar investments.

The Company’s accounts receivables associated with provisionally priced copper sales are valued using quoted market prices based on the forward price on the LME or on the COMEX. Such value is classified within Level 1 of the fair value hierarchy. Molybdenum prices are established by reference to the publication Platts Metals Week and are considered Level 1 in the fair value hierarchy.

NOTE 12 — REVENUE:

The Company’s net sales were $2,532.5 million in the three months ended March 31, 2021, compared to $1,719.7 million in the same period of 2020. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended March 31, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$453.4	$66.6	$—	$(26.1)	$493.9
United States	389.4	17.0	19.1	—	425.5
Peru	—	—	147.4	—	147.4
Brazil	—	2.0	97.0	—	99.0
Chile	1.9	—	56.1	—	58.0
Other American countries	10.3	0.7	1.8	—	12.8
Europe:
Switzerland	294.5	7.0	92.3	—	393.8
Italy	—	0.9	73.2	—	74.1
Spain	91.0	—	19.9	—	110.9
Other European countries	73.4	26.5	81.0	—	180.9
Asia:
Singapore	71.6	3.6	127.1	—	202.3
Japan	21.4	—	162.6	—	184.0
Other Asian countries	71.6	—	78.3	—	149.9
Total	$1,478.5	$124.3	$955.8	$(26.1)	$2,532.5

	Three Months Ended March 31, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$363.6	$99.2	$—	$(26.8)	$436.0
United States	258.2	0.2	40.9	—	299.3
Peru	—	3.0	73.1	—	76.1
Brazil	—	3.5	54.5	—	58.0
Chile	1.9	—	48.2	—	50.1
Other American countries	8.3	0.9	0.2	—	9.4
Europe:
Switzerland	172.5	14.9	66.5	—	253.9
Italy	—	3.4	66.8	—	70.2
Spain	46.6	—	—	—	46.6
Other European countries	20.3	6.1	52.9	—	79.3
Asia:
Singapore	61.7	3.2	135.8	—	200.7
Japan	9.4	—	98.7	—	108.1
Other Asian countries	11.2	0.1	20.7	—	32.0
Total	$953.7	$134.5	$658.3	$(26.8)	$1,719.7

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,280.5	$23.8	$826.8	$(13.7)	$2,117.4
Molybdenum	91.1	—	78.5	—	169.6
Silver	72.7	48.5	29.5	(11.7)	139.0
Zinc	—	35.2	—	0.5	35.7
Other	34.2	16.8	21.0	(1.2)	70.8
Total	$1,478.5	$124.3	$955.8	$(26.1)	$2,532.5

	Three Months Ended March 31, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$799.7	$18.0	$561.0	$(12.9)	$1,365.8
Molybdenum	72.0	—	54.1	—	126.1
Zinc	44.6	35.4	20.0	(11.9)	88.1
Silver	—	65.4	—	(0.5)	64.9
Other	37.4	15.7	23.2	(1.5)	74.8
Total	$953.7	$134.5	$658.3	$(26.8)	$1,719.7

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of March 31, 2021:
Trade receivables	$657.7	$42.7	$531.8	$—	$1,232.2
Related parties, current	38.0	—	0.9	7.6	46.5

As of December 31, 2020:
Trade receivables	$566.0	$57.8	$445.1	$—	$1,068.9
Related parties, current	15.4	—	0.8	7.1	23.3

As of March 31, 2021, the Company has long-term contracts with promises to deliver the following products in 2021:

Copper concentrates (in tons)	198,000
Copper cathodes (in tons)	48,000
Molybdenum concentrates (in tons)	41,414
Sulfuric acid (in tons)	485,236

Provisionally priced sales: At March 31, 2021, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the March 31, 2021 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2021:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	135.6	3.99	April 2021 through September 2021
Molybdenum	11.0	11.05	April 2021 through June 2021

The provisional sales price adjustment included in accounts receivable and net sales as of March 31, 2021 includes a negative adjustment of $0.1 million for copper and a positive adjustment of $2.3 million for molybdenum.

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

Financial information is regularly prepared for each of the three segments and the results of the Company’s operations are regularly reported to the Chief Operating Decision Maker (“CODM”) on the segment basis. The CODM of the Company focuses on operating income and on total assets as measures of performance to evaluate different segments and to make decisions to allocate resources to the reported segments. These are common measures in the mining industry.

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended March 31, 2021
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,478.5	$98.2	$955.8	$—	$2,532.5
Intersegment sales	—	26.1	—	(26.1)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	509.9	80.4	385.0	(31.5)	943.8
Selling, general and administrative	15.9	2.1	9.4	2.7	30.1
Depreciation, amortization and depletion	95.6	13.9	81.4	9.7	200.6
Exploration	0.5	1.3	4.0	0.6	6.4
Operating income	$856.6	$26.6	$476.0	$(7.6)	1,351.6
Less:
Interest, net					(87.2)
Other income (expense)					2.3
Income taxes					(507.5)
Equity earnings of affiliate					7.9
Non-controlling interest					(3.3)
Net income attributable to SCC					$763.8
Capital investment	$149.6	$14.3	$66.5	$2.2	$232.6
Property and mine development, net	$4,653.8	$548.4	$3,707.3	$544.9	$9,454.4
Total assets	$7,698.0	$965.1	$4,915.5	$3,639.2	$17,217.8

	Three Months Ended March 31, 2020
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$953.7	$107.7	$658.3	$—	$1,719.7
Intersegment sales	—	26.8	—	(26.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	465.1	112.2	411.0	(32.5)	955.8
Selling, general and administrative	16.7	2.4	9.1	0.9	29.1
Depreciation, amortization and depletion	91.4	10.6	81.3	9.6	192.9
Exploration	0.7	2.9	1.6	3.4	8.6
Operating income	$379.8	$6.4	$155.3	$(8.2)	533.3
Less:
Interest, net					(89.0)
Other income (expense)					(7.4)
Income taxes					(221.7)
Equity earnings of affiliate					1.0
Non-controlling interest					(1.4)
Net income attributable to SCC					$214.8
Capital investment	$38.2	$25.3	$35.2	$2.3	$101.0
Property and mine development, net	$4,420.7	$505.7	$3,832.5	$529.8	$9,288.7
Total assets	$7,057.2	$815.9	$4,687.5	$3,651.5	$16,212.1

NOTE 14 — SUBSEQUENT EVENTS:

Dividends:

On April 22, 2021, the Board of Directors authorized a dividend of $0.70 per share payable on May 25, 2021 to shareholders of record at the close of business on May 11, 2021.

Closure of IRS 2014-2016 Exam Cycle

The Company effectively settled the 2014 through 2016 IRS audit on April 14, 2021. Any subsequent increase or decrease in unrecognized tax benefits from the audit settlement is not expected to have a material effect on the Company’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of Southern Copper Corporation and its subsidiaries (collectively, “SCC”, “the Company”, “our”, and “we”). This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2020.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the first quarter of 2021, approximately 83.6% of our revenue came from the sale of copper; 6.7% from molybdenum; 5.5% from silver; 1.4% from zinc; and 2.8% from various other products, including gold, sulfuric acid and other materials.

●	Copper: In the first quarter of 2021, the LME copper price increased from an average of $3.25 per pound in the fourth quarter of 2020 to $3.85 (+18.5%). Currently, we are seeing prices over $4.30 per pound, which bodes a positive outlook for the 2021 copper market. We believe the following factors are influencing the market:

●	The automobile industry’s global recovery was reflected in an 89% increase in production in the first quarter of 2021.
●	The $2.0 trillion infrastructure package announced by the U.S. President will significantly increase the demand for copper, which is a fundamental element at green energy facilities.
●	The combined inventories of the LME, Comex, Shanghai and Bonded warehouses remain at relatively low levels, particularly given the number days of consumption considered.
●	The most important market intelligence houses for the copper market are expecting a market deficit this year due to a significant recovery in demand, which should be between 3.5% and 5.5%.

●	Molybdenum: Represented 6.7% of our sales in the first quarter of 2021 and is currently our most significant by-product. Molybdenum prices averaged $11.19 per pound in the first quarter of 2021, compared to $9.56 in the same period of 2020. This represented a 17.1% increase.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness and corrosion and heat resistance. A new use for this metal is in lubricants and sulfur filtering of heavy oils and shale gas production.

●	Silver: Represented 5.5% of our sales in the first quarter of 2021. We believe that the prices for silver will be supported by its level of industrial use and the fact that, like gold, it represents value shelter in times of economic turmoil.

●	Zinc: Represented 1.4% of our sales in the first quarter of 2021. We consider zinc has very good long term fundamentals due to high levels of industrial consumption and expected production.

●	Production: In 2021 and 2022, we expect to produce 943,000 tons of copper given that production during these

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

●	Capital Investments: In the first quarter of 2021, we spent $232.6 million on capital investments; this represented an increase of 130.3% with regard to the figure registered for the same period in 2020, and represented 30.5% of net income.

CYBERSECURITY EVENT

On March 1, 2021, at approximately 02:00 hours Mexico City time, we experienced a Ransomware cyber-attack, which was operated by humans. Therefore, our antivirus software could not contain it. This cyber-attack encrypted a total of 479 servers, 367 of which were located in Mexico and 112 in the United States. It also encrypted 303 pieces of personal equipment, 257 of which were located in Mexico and 46 in the United States. However, due to the quick response of our IT team, our Enterprise Resource Planning software was not affected by the aforementioned attack.

After the attack we immediately began a remediation and recovery process, and as of the reporting date the affected servers have been completely restored. So far, the forensic investigation has not identified any concrete evidence of information stolen during the attack. We are implementing an information security strategy to ensure business continuity based on processes (controls and corporate governance framework), technology and human capital (organizational culture). The areas of compliance, internal control, information technology and internal audit are working together to integrate the reference frameworks, the risk management models and the necessary controls to implement the strategy and programs of information security.

As of March 31, 2021, we have recorded $0.1 million in costs related to this incident, but we expect to incur additional costs derived from the strategy and controls being implemented.

COVID-19

In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on a rapid increase in global transmission rates. The full impact of the COVID-19 outbreak will continue and the magnitude of the impact on the Company’s financial condition, liquidity and future operating results is uncertain. Senior Management is actively monitoring the global situation´s effect on the Company´s financial condition, liquidity, operations, suppliers, industry and workforce and is focusing principally on the health, safety and well-being of our employees, their families and the communities where we have operations. As of March 31, 2021, there have been no major delays in the supply of the materials and services critical for operations and sales. In addition, the supply of non-critical materials and services for the operations has been restored. Additionally, shipments of products and collections experienced no known major delays in the first quarter of 2021.

As of March 31, 2021, we see a positive trend in copper price that closed at $4.01 per pound (LME) after the drop to $2.18 per pound that it experienced at the end of the first quarter of 2020. Considering the market outlook previously described, we have a positive view for the 2021 copper market.

The Company maintains a solid financial position and performance level. We believe this has allowed and will continue to allow us to deal with the effects of the pandemic in a way that prevents adverse material effects on our operations and financial results. The table below compares some of our financial information as follows:

	Mar-21	Dec-20	Mar-20
($ in millions, except ratios)
Cash and cash equivalents	2,267.3	2,183.6	2,051.6
Accounts receivable	1,324.4	1,136.6	789.7
Total assets	17,218.4	16,946.5	16,212.1
Long term debt	6,545.1	6,544.2	6,541.8
Sales	2,532.5	7,984.9	1,719.7

RATIOS
Current assets to current liabilities	3.66	3.49	2.98
Accounts receivable turnover (1)	1.91	7.03	2.18
Total debt ratio (2)	0.38	0.39	0.43
Net income margin (3)	30.2%	19.7%	12.5%
(1)	Represents net sales divided by accounts receivable.
(2)	Represents total debt divided by total assets.
(3)	Represents net income divided by net sales, as a percentage.

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

At the present time, our operations are in compliance with all sanitary and government regulations and maintain proper environmental safeguards. Our COVID-19 emergency protocol has reinforced preventive measures such as disinfecting, clinical monitoring before work, cleaning and sanitizing of work areas and respect for social distancing. We have also restricted the access of contractors, suppliers and personnel to our facilities if visits are not indispensable and enforced multiple actions to limit workforce exposure to COVID-19 by imposing travel restrictions, prohibiting face-to-face meetings and urging frequent hand washing, as well as adhering to all other health, safety and social distancing measures required by governmental authorities. At March 31, 2021, approximately 95% of the workforce in Mexico was working on site or at home under strict safety measures; the remaining 5% of the workforce was not working, including all individuals at high risk due to age and/or preexisting medical conditions. At our Peruvian operations, approximately 80% of the workforce was working onsite or at home under strict safety measures while the remaining 20% was not working, including all individuals at high risk due to age and/or preexisting medical conditions.

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

Earnings: The table below highlights key financial and operational data of our Company for the three months ended March 31, 2021 and 2020 (in millions, except copper price, percentages and per share amounts):

	Three months ended March 31,
	2021	2020	Variance	% Change
Copper price LME	3.85	2.56	1.29	50.4%
Pounds of copper sold	529.6	554.5	(24.9)	(4.5)%
Net sales	$2,532.5	$1,719.7	$812.8	47.3%
Operating income	$1,351.6	$533.3	$818.3	153.4%
Net income attributable to SCC	$763.8	$214.8	$549.0	255.6%
Earnings per share	$0.99	$0.28	$0.71	253.6%
Dividends per share	$0.60	$0.40	$0.20	50.0%

Net sales in the first quarter of 2021 were 47.3% higher than in the same period of 2020, which was primarily attributable to higher metal prices for copper (+50.4% LME), silver (+55.8%), molybdenum (+17.1%) and zinc (+28.9%). This was slightly offset by lower sales volume of copper (-4.5%), molybdenum (-0.1%), silver (-0.2%) and zinc (-36.1%).

Net income attributable to SCC in the first quarter of 2021 was 255.6% higher than in the same period of 2020. This growth was mainly attributable to the increase in metal prices mentioned above and to stable operating costs (-0.5%).

Production: The table below highlights our mine production data for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020	Variance	% Change
Copper (in million pounds)	525.6	533.5	(7.9)	(1.5)%
Molybdenum (in million pounds)	15.9	15.8	0.1	0.2%
Silver (in million ounces)	5.0	5.3	(0.3)	(6.3)%
Zinc (in million pounds)	36.3	42.5	(6.2)	(14.5)%

The table below highlights our copper production data for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
Copper (in million pounds):	2021	2020	Variance	% Change
Toquepala	128.5	133.5	(5.0)	(3.8)%
Cuajone	87.5	89.1	(1.6)	(1.8)%
La Caridad	72.3	73.6	(1.3)	(1.8)%
Buenavista	231.9	232.3	(0.4)	(0.2)%
IMMSA	5.4	5.0	0.4	8.0%
Total mined copper	525.6	533.5	(7.9)	(1.5)%

Mined copper production in the first quarter of 2021 fell slightly by 1.5% to situate at 525.6 million pounds compared to 533.5 million pounds in the first quarter of 2020. This was mainly attributable to:

●	Lower production at our Peruvian and Mexican operations due to lower ore grades. This was slightly offset by
●	Higher production at our IMMSA operations due to higher ore grades.

Molybdenum production increased 0.2% in the first quarter of 2021 with regard to the levels registered in the first quarter of 2020. This was attributable to an increase in production at our Peruvian mines (+10.1%) due to higher grades and recoveries and to growth in production at the La Caridad mine (+1.2%). This effect was partially offset by a decrease in production at the Buenavista mine (-21.9%) due to lower grades.

Silver mine production decreased 6.3% in the first quarter of 2021 due to a drop in production at the Toquepala (-9.0%), Buenavista (-13.4%) and IMMSA (-9.4%) operations. This was offset by higher production at Cuajone (+13.7%) and La Caridad (+8.6%) mines.

Zinc production decreased 14.5% in the first quarter of 2021 compared with the same period of 2021. This decrease was mainly attributable to lower production at Santa Barbara, Charcas and San Martin mines.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 54. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three months ended March 31, 2021 and 2020:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended March 31,
	2021	2020	Variance	% Change
Total operating cash cost before by‑product revenues	$771.3	$732.9	$38.4	5.2%
Total by‑product revenues	$(393.7)	$(332.2)	$(61.5)	18.5%
Total operating cash cost net of by‑product revenues	$377.6	$400.7	$(23.1)	(5.8)%
Total pounds of copper produced(2)	510.8	517.9	(7.1)	(1.4)%
Operating cash cost per pound before by‑product revenues	$1.51	$1.42	$0.10	6.7%
By‑products per pound revenues	$(0.77)	$(0.64)	$(0.13)	20.1%
Operating cash cost per pound net of by‑product revenues	$0.74	$0.77	$(0.03)	(3.9)%
(1)	These are non-GAAP measures. Please see page 54 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

As seen in the table above, our per pound cash cost before by-product revenues in the first quarter of 2021 was 6.7% higher compared with the same period of 2020. This increase is mainly attributable to an increase in production costs and to the unit cost effect of lower production. Our cash cost per pound net of by-product revenues for 2021 decreased 3.9% when compared with the same period of 2020. This was mainly attributable to a significant increase in by-product revenues.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining nine months of 2021, assuming that expected metal production and sales are achieved, tax rates remain unchanged and no effects are generated by potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$124.2	$36.6	$12.3	$13.6

Business Segments: We view our Company as having three reportable segments and manage it on the basis of these segments. These segments are (1) our Peruvian operations, (2) our Mexican open-pit operations and (3) our Mexican underground operations, known as our IMMSA unit. Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities that service both mines. The Peruvian operations produce copper, with significant by-product production of molybdenum, silver and other material. Our Mexican open-pit operations include La Caridad and Buenavista mine complexes, the smelting and refining plants and support facilities, which service both mines. The Mexican open pit operations produce copper, with significant by-product production of molybdenum, silver and other material. Our IMMSA unit includes five underground mines that produce zinc, lead, copper, silver and gold, and several industrial processing facilities for zinc, copper and silver.

Segment information is included in our review of “Results of Operations” in this item and also in Note 13 “Segment and Related Information” of our condensed consolidated financial statements.

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

Capital Investment Programs: We made capital investments of $232.6 million in the three months ended March 31, 2021, compared to $101.0 million in the same period of 2020. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

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

Projects in Mexico:

Buenavista Zinc - Sonora: This project is located within the Buenavista facility and includes the development of a new concentrator to produce approximately 100,000 tons of zinc and 20,000 tons of copper per year. We have completed the basic engineering study and the detailed engineering study has reached 89% completion. In order to continue with the project, stronger preventive measures to combat COVID-19 have been put in place. Purchase orders have been placed for major equipment, some of which is currently being manufactured. As part of this process, the mill manufacturing process has been completed and the respective elements are being shipped. The project has all the necessary permits. The project´s budget is $413 million, and we expect to initiate operations in 2023. When completed, we anticipate that this new facility will double the Company’s zinc production capacity and will provide 490 direct jobs and 1,470 indirect jobs.

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

El Pilar - Sonora: This is a low-capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 281 million tons of ore with an average copper grade of 0.301%. El Pilar will operate as a conventional open-pit mine with an annual production capacity of 36,000 tons of copper cathodes. This operation will use highly cost efficient and environmentally friendly SX-EW technology. We estimate a development investment of approximately $310 million. The results from experimental pads in leaching process have confirmed adequate levels of copper recovery. We expect this project to start production in 2023 with an expected mine life of 13 years. The Company has started the project basic engineering and site species collection.

The San Martin mine recovery program. After eleven years of illegal stoppage, we resumed control of the San Martin mine in August 2018. The San Martin facilities deteriorated during this period but we made a major renovation and restarted operations during the second quarter of 2019. Currently, the mine has 200,000 tons of ore and the concentrator has initiated production. In 2020, we produced 14,361 tons of zinc, 2.8 million ounces of silver, 3,601 tons of copper, and 1,425 tons of lead. As of March 2021, the Company has almost completed the rehabilitation plan to restore operations at the San Martin mine with a total expense of approximately $87.8 million and has reached full operating capacity.

Projects in Peru:

Quebrada Honda dam expansion – Tacna: This project aims to enlarge the main and lateral dams in Quebrada Honda and includes the relocation of some facilities due to dam growth and implementation of other facilities for water recovery, among other factors. As of March 31, 2021, the engineering study was complete. The majority of the main equipment and materials have been procured and are arriving according to schedule. Construction is in progress with work on three fronts. This project has a total budget of $140.0 million, of which we had invested $46.4 million as of March 31, 2021.

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

On January 7, 2021, the mayor of the Islay province (Arequipa, Peru) awarded a City Diploma to SPCC in recognition of the Company’s efforts to assist the population of Islay during the COVID-19 pandemic. SPCC provided medical assistance, tests, oxygen, personal protection equipment and food stuffs to the population in the area of influence of the Tia Maria project.

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

Potential projects

We have a number of other projects that we may develop in the future. We continuously evaluate new projects on the basis of our long-term corporate objectives, expected return on investment, environmental concerns, required investment and estimated production, among other considerations. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy, market conditions or the COVID-19 pandemic.

El Arco - Baja California: This is a world-class copper deposit located in the central part of the Baja California peninsula, with ore reserves of over 2.4 billion tons with an ore grade of 0.422%, 0.3 billion tons of leach material with an ore grade of 0.288% and 0.11 grams of gold per ton. This project envisions an open-pit mine with a combined concentrator and SX-EW operations, with an estimated production capacity of 190,000 tons of copper and 105,000 ounces of gold annually. The project has an estimated capital budget of $2.9 billion. The Company has started the baseline study and it is reviewing the basic engineering analysis to request the environmental impact permit. We are currently in the final stage of the land acquisition process for the project.

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

2021.

Michiquillay Project - Cajamarca: On June 12, 2018, Southern Copper signed a contract and made an initial payment of $12.5 million for the acquisition of the Michiquillay project in Cajamarca, Peru. The Company has created a multidisciplinary management team to plan the development of this project. As part of this plan, the Company has established contact with the local and regional authorities and communities in order to promote programs for the sustainable development of the area. In 2020, we continued to develop social and environmental programs for the local communities. In February 2021, we completed a semi-detailed environmental impact assessment and submitted it to the Peruvian authorities for approval. This will allow us to begin a 50,000 meter diamond drilling program in 2021 to verify and update the project´s estimated mineralized materials.

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

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”)

We are committed to improving our ESG record by adopting best practices. In this regard, our sustainable development policies were recently updated. These policies, applicable to SCC and its subsidiaries, formalize our vision, commitments and objectives to promote sustainable development and generate shared value for our stakeholders. For further information on our disclosure on Human Capital Resources, see the section included in Part I, Item 1 of our Annual report on Form 10-K for the year ended December 31, 2020. Also, see our disclosure on our COVID-19 response, environmental disclosure and support of our local communities elsewhere in this report.

In 2020, and for the second consecutive year, SCC was listed on SCC Dow Jones Sustainability Index MILA. Additionally, our score on S&P Global's annual sustainability assessment increased to 50 points during the same period; this represents a 5-point increase over 2019’s level.

In Peru, in coordination with the Peruvian government and our main oxygen supplier, we have adapted our Ilo Oxygen Plant N°2 in record time to produce 140 tons per week of liquid oxygen. The production is being used to supply hospitals and medical facilities in Peru’s central and southern regions, where medicinal oxygen is extremely scarce. We have committed to donating 2,500 tons of liquid oxygen, which is the equivalent of 194,000 oxygen tanks of 10 cubic meters each. As of March 31, 2021, we had delivered 1,346 tons of liquid oxygen, or 53% of the committed donation.

In addition to this effort, in March 2021 we donated two mobile oxygen plants, each with a capacity of 720 cubic meters per day of medical oxygen. These plants will be transported to towns that lack sufficient oxygen supplies to fight against COVID-19.

In 2020, the 3,667 students from 11 educational centers sponsored by us in Mexico and Peru were able to continue their school programs remotely. To cope with the global pandemic, our programs, which are developed under the Community Development Model, migrated to virtual platforms. Last year, 4,634 online workshops were held, consolidating a community of over 290 thousand users on social networks, which represents an increase of 63% compared to 2019. In the first quarter of 2021, we continued to roll out remote school programs to provide education to 3,756 school-age children. Alongside these efforts, we offered virtual workshops to the community, which have been reproduced more than 10 million times since the beginning of the pandemic.

Last year was marked by a good performance in terms of occupational safety since no fatalities were registered, and accident rates and lost days in the mining division dropped by 44% and 78% respectively compared to 2019. Minera México obtained, for the second consecutive year, three of the six distinctions (“Casco de Plata”) awarded by the Mining Chamber of Mexico for occupational health and safety performance. The survey conducted by the Mining Chamber of Mexico, which determines award recipients, includes approximately 120 mining companies of different sizes that are grouped into diverse categories, such as open and underground mining, smelting and refining.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended
	March 31,
Statement of Earnings Data	2021	2020	Variance	% Change
Net sales	$2,532.5	$1,719.7	$812.8	$47.3%
Operating costs and expenses	(1,180.9)	(1,186.4)	5.5	(0.5)%
Operating income	1,351.6	533.3	818.3	153.4%
Non‑operating income (expense)	(84.9)	(96.4)	11.5	(11.9)%
Income before income taxes	1,266.7	436.9	829.8	189.9%
Income taxes	(507.5)	(221.7)	(285.8)	128.9%
Equity earnings of affiliate	7.9	1.0	6.9	690.0%
Net income attributable to non‑controlling interest	(3.3)	(1.4)	(1.9)	135.7%
Net income attributable to SCC	$763.8	$214.8	$549.0	$255.6%

NET SALES

Net sales in the first quarter of 2021 were 47.3% higher than in the same period of 2020 due to a increase in copper (+50.4% - LME), molybdenum (17.1%), silver (+55.8%) and zinc (28.9%) prices. This effect was slightly offset by lower sales volume of copper (-4.5%), molybdenum (-0.1%), silver (-0.2%) and zinc (-36.1%).

	Three Months Ended March 31,
	2021	2020	% Change
Copper price ($per pound—LME)	$3.85	$2.56	50.4%
Copper price ($per pound—COMEX)	$3.86	$2.57	50.2%
Molybdenum price ($per pound)(1)	$11.19	$9.56	17.1%
Zinc price ($per pound—LME)	$1.25	$0.97	28.9%
Silver price ($per ounce—COMEX)	$26.29	$16.87	55.8%
(1)	Platts Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
Sales as a percentage of total net sales	2021	2020
Copper	83.6%	79.4%
Molybdenum	6.7%	7.3%
Silver	5.5%	5.1%
Zinc	1.4%	3.8%
Other by‑products	2.8%	4.4%
Total	100.0%	100.0%

The table below provides our copper sales by type of product for the three months ended March 31, 2021 and 2020. The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

	Three Months Ended March 31,
Copper Sales (million pounds)	2021	2020	Variance	% Change
Refined (including SX‑EW)	236.1	275.7	(39.6)	(14.4)%
Rod	123.5	101.7	21.8	21.4%
Concentrates and other	170.0	177.1	(7.1)	(4.0)%
Total	529.6	554.5	(24.9)	(4.5)%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
Copper Sales by product type	2021	2020
Refined (including SX‑EW)	44.6%	49.7%
Rod	23.3%	18.3%
Concentrates and other	32.1%	32.0%
Total	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended March 31,
	2021	2020
Power	19.7%	16.0%
Labor	11.9%	13.6%
Fuel	14.1%	12.7%
Maintenance	20.6%	22.2%
Operating material	16.8%	17.6%
Other	16.9%	17.9%
Total	100.0%	100.0%

Operating costs and expenses were $1,180.9 million in the first quarter of 2021 compared to $1,186.4 million in the same period of 2020. The decrease of $5.5 million was primarily due to:

Operating cost and expenses for the first quarter of 2020		$1,186.4
Less:
•	Decrease in cost of metals purchased from third parties.	(88.2)
•	Decrease in exploration expenses.	(2.2)
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which was mainly attributable to increases in the workers' participation expense, power and fuel costs; the aforementioned was partially offset by an increase in capitalized leachable material.	76.2
•	Increase in depreciation, amortization and depletion, which was primarily attributable to our expansion efforts and growth in maintenance capital investments.	7.7
•	Increase in selling, general and administrative expenses.	1.0
Operating cost and expenses for the first quarter of 2021		$1,180.9

NON-OPERATING INCOME (EXPENSES)

Non-operating income (expense) represented a net expense of $84.9 million in the three months ended March 31, 2021 compared to a net expense of $96.4 million in the three months ended March 31, 2020.

The $11.5 million decrease in the expense level was principally due to:

●	$9.7 million decrease in miscellaneous expense, net,
●	$5.1 million decrease in interest expense,
●	$2.1 million increase in capitalized interest; partially offset by a
●	$5.4 million decrease in interest income.

INCOME TAXES

	Three Months Ended
	March 31,
	2021	2020
Provision for income taxes ($ in millions)	$507.5	$221.7
Effective income tax rate	40.1%	50.8%

These provisions include income taxes for Peru, Mexico and the United States. The Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The decrease in the effective income tax rate in 2021, compared to the same period in 2020 was primarily attributable to a movement in exchange gains and losses from the strong depreciation of the Mexican peso against the U.S. dollar in 2020.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
Copper Sales (million pounds)	2021	2020	Variance	% Change
Peruvian operations	213.9	228.1	(14.2)	(6.2)%
Mexican open‑pit	312.5	321.8	(9.3)	(2.9)%
Mexican IMMSA unit	6.4	8.7	(2.3)	(26.4)%
Other and intersegment elimination	(3.3)	(4.1)	0.8	(19.5)%
Total copper sales	529.5	554.5	(25.0)	(4.5)%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
By‑product Sales (million pounds, except silver—million ounces)	2021	2020	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	7.6	6.9	0.7	10.1%
Silver	1.2	1.3	(0.1)	(7.7)%
Mexican open‑pit operations:
Molybdenum contained in concentrate	8.3	9.1	(0.8)	(8.8)%
Silver	2.7	2.8	(0.1)	(3.6)%
IMMSA unit
Zinc‑refined and in concentrate	27.6	63.7	(36.1)	(56.7)%
Silver	1.9	2.1	(0.2)	(9.5)%
Other and intersegment elimination
Silver	(0.5)	(0.7)	0.2	(28.6)%
Total by‑product sales
Molybdenum contained in concentrate	15.9	16.0	(0.1)	(0.6)%
Zinc‑refined and in concentrate	27.6	63.7	(36.1)	(56.7)%
Silver	5.3	5.5	(0.2)	(3.6)%

Peruvian Operations:

	Three Months Ended March 31,
	2021	2020	Variance	% Change
Net sales	$955.8	$658.3	$297.5	45.2%
Operating costs and expenses	(479.8)	(503.0)	23.2	(4.6)%
Operating income	$476.0	$155.3	$320.7	206.5%

Net sales in the first quarter of 2021 were $955.8 million compared to $658.3 million in the first quarter of 2020. The increase in net sales was mainly driven by higher copper (+50.4%), molybdenum (+17.1%) and silver (+55.8%) prices, which was partially offset by a lower copper (-6.2%) and silver (-7.9%) sales volumes.

Operating costs and expenses in the first quarter of 2021 decreased by $23.2 million to situate at $479.8 million compared to $503.0 million in the first quarter of 2020. This was primarily due to:

Operating costs and expenses for the first quarter of 2020		$503.0
Less:
•	Decrease in cost of metals purchased from third parties.	(36.8)
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which was mainly due to increases in the worker's participation expense, inventory consumption and fuel costs. The aforementioned was partially offset by an increase in capitalized leachable material.	10.8
•	Increase in exploration expenses.	2.4
•	Increase in selling, general and administrative expenses.	0.3
•	Increase in depreciation, amortization and depletion expense.	0.1
Operating costs and expenses for the first quarter of 2021		$479.8

Mexican Open-pit Operations:

	Three Months Ended March 31,
	2021	2020	Variance	% Change
Net sales	$1,478.5	$953.7	$524.8	55.0%
Operating costs and expenses	(621.9)	(573.9)	(48.0)	8.4%
Operating income	$856.6	$379.8	$476.8	125.5%

Net sales in the first quarter of 2021 were $1,478.5 million, compared to $953.7 million in the first quarter of 2020. The increase of $524.8 million was principally due to higher copper (+50.4%), molybdenum (+17.1%) and silver (+55.8%) prices. This effect was slightly offset by a decrease in copper (-2.9%), silver (-2.3%) and molybdenum (-8.2%) sales volumes.

Operating costs and expenses in the first quarter of 2021 increased by $48.0 million to situate at $621.9 million versus $573.9 million in the same 2020 period, primarily due to:

Operating costs and expenses for the first quarter of 2020		$573.9
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which was primarily due to increases in inventory consumption, power costs and in theworkers' participation expense. The aforementioned was partially offset by an increase in capitalized leachable material.	97.5
•	Increase in depreciation, amortization and depletion expense.	4.2
Less:
•	Decrease in cost of metals purchased from third parties.	(52.7)
•	Decrease in selling, general and administrative expenses.	(0.8)
•	Decrease in exploration expenses.	(0.2)
Operating costs and expenses for the first quarter of 2021		$621.9

Mexican Underground Operations (IMMSA):

	Three Months Ended March 31,
	2021	2020	Variance	% Change
Net sales	$124.3	$134.5	$(10.2)	(7.6)%
Operating costs and expenses	(97.7)	(128.1)	30.4	(23.7)%
Operating income	$26.6	$6.4	$20.2	315.6%

Net sales in the first quarter of 2021 were $124.3 million, compared to $134.5 million in the first quarter of 2020. This decrease of $10.2 million was primarily due lower zinc (-56.7%), copper (-26.4%) and silver (-12.3%) sales volumes and was partially offset by higher metal prices for zinc (+28.9%), copper (+50.4%) and silver (+55.8%).

Operating costs and expenses in the first quarter of 2021 decreased by $31.1 million situating at $97.7 million versus $128.1 million in the first quarter of 2020. This was primarily due to:

Operating costs and expenses for the first quarter of 2020		$128.1
Less:
•	Decrease in cost of sales (exclusive of depreciation, amortization and depletion) mainly due to a drop in inventory consumption, which was partially offset by an increase in the cost of metals purchased from third parties.	(31.8)
•	Decrease in exploration expenses.	(1.6)
•	Decrease in selling, general and administrative expenses.	(0.3)
Plus:
•	Increase in depreciation, amortization and depletion expense.	3.3
Operating costs and expenses for the first quarter of 2021		$97.7

Intersegment Eliminations and Adjustments:

The net sales, operating costs and expenses and operating income discussed above will not be directly equal to amounts in our condensed consolidated statement of earnings because the adjustments of intersegment operating revenues and expenses must be taken into account. Please see Note 13 “Segment and Related Information” of the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the first three months of 2021 and 2020 (in millions):

	2021	2020	Variance
Net cash provided by operating activities	$782.6	$475.1	$307.5
Net cash used in investing activities	$(237.8)	$(60.6)	$(177.2)
Net cash provided by (used in) financing activities	$(465.1)	$(311.4)	$(153.7)

Net cash provided by operating activities:

The change in net cash from operating activities for the first three months of 2021 and 2020 include (in millions):

	2021	2020	Variance	% Change
Net income	$767.1	$216.2	$550.9	254.8%
Depreciation, amortization and depletion	200.6	192.9	7.7	4.0%
Provision (benefit) for deferred income taxes	(38.9)	7.5	(46.4)	(618.7)%
Loss (gain) on foreign currency transaction effect	(19.7)	(28.0)	8.3	(29.6)%
Other adjustments to net income	2.7	5.9	(3.2)	(54.2)%
Operating assets and liabilities	(129.2)	80.6	(209.8)	(260.3)%
Net cash provided by operating activities	$782.6	$475.1	$307.5	64.7%

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts, foreign currency fluctuations and changes in operating assets and liabilities.

Three months ended March 31, 2021: Net income was $767.1 million, which represented approximately 98.0% of the net operating cash flow. Operating cash flow decreased by $129.2 million due to the following variances in operating assets and liabilities:

●	$(163.3) million increase in trade accounts receivable, which was mainly attributable to the increase in metal prices in the first quarter of 2021.
●	$38.2 million net decrease in inventory, which was primarily driven by a $16.8 million of decrease in the leaching inventory and a $19.4 million drop in the work in process inventory.
●	$(1.3) million decrease in accounts payable and accrued liabilities.
●	$(2.8) million increase in other operating assets and liabilities.

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

Net cash used in investing activities:

Three months ended March 31, 2021: Net cash used in investing activities included $232.6 million for capital investments. The capital investments included:

●	$166.1 million of investments at our Mexican operations:

●	$56.1 million for the Buenavista-Zinc project,
●	$16.1 million for land acquisitions for new projects,
●	$12.7 million for the Pilares project,
●	$10.6 million for the new tailing disposal deposit at the Buenavista mine,
●	$15.0 million at our IMMSA unit,
●	$42.1 million for various replacement and maintenance expenditures, mainly at our Buenavista and La Caridad mines, and
●	$13.5 million decrease in capital expenditures incurred but not yet paid.

●	$66.5 million of investments at our Peruvian operations:

●	$14.9 million for the Quebrada Honda dam expansion,
●	$14.2 million for the Toquepala concentrator expansion project,
●	$2.6 million for projects at the Ilo facilities,
●	$2.4 million for the relocation of facilities at Toquepala,
●	$23.1 million for various other replacement and maintenance expenditures, and
●	$9.3 million decrease in capital expenditures incurred but not yet paid.

Investment activities in the first three months of 2021 include $5.2 million of net purchases of short-term investments.

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

Net cash used in financing activities in the three months ended March 31, 2020 was $465.1 million and included a dividend distribution of $463.8 million. Net cash used in financing activities in the three months ended March 31, 2020 was $311.4 million, and included a dividend distribution of $309.2 million.

Dividends:

On February 24, 2021, we paid a dividend of $0.60 per share for a total of $463.8 million. On April 22, 2021, our Board of Directors authorized a quarterly dividend of $0.70 per share, for an expected total of approximately $541.2 million, to be paid on May 25, 2021 to SCC shareholders of record at the close of business on May 11, 2021.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the first quarter of 2021. Please see item 7 in Part II of our 2020 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 40) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
		$ per		$ per
	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$943.8	$1.85	$955.8	$1.84
Add:
Selling, general and administrative	30.1	0.06	29.1	0.06
Sales premiums, net of treatment and refining charges	(7.0)	(0.01)	(0.7)	—
Less:
Workers’ participation	(104.2)	(0.21)	(53.6)	(0.10)
Cost of metals purchased from third parties	(41.2)	(0.08)	(129.3)	(0.25)
Royalty charge and other, net	(16.3)	(0.03)	(11.3)	(0.02)
Inventory change	(33.9)	(0.07)	(57.1)	(0.11)
Operating Cash Cost before by‑product revenues	$771.3	$1.51	$732.9	$1.42
Add:
By‑product revenues(1)	(382.7)	(0.75)	(321.4)	(0.62)
Net revenue on sale of metal purchased from third parties	(11.0)	(0.02)	(10.8)	(0.02)
Add:
Total by‑product revenues	(393.7)	(0.77)	(332.2)	(0.64)
Operating Cash Cost net of by‑product revenues	$377.6	$0.74	$400.7	$0.78
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
		$ per		$ per
	$ millions	pound	$ millions	pound
Molybdenum	$(169.6)	$(0.33)	$(126.0)	$(0.24)
Silver	(127.2)	(0.25)	(75.8)	(0.15)
Zinc	(17.8)	(0.04)	(51.3)	(0.10)
Sulfuric Acid	(36.1)	(0.07)	(42.4)	(0.08)
Gold and others	(32.0)	(0.03)	(25.9)	(0.05)
Total	$(382.7)	$(0.75)	$(321.4)	$(0.62)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended March 31, 2021.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Peru:
Peruvian inflation rate	1.5%	0.8%
Initial exchange rate	3.624	3.317
Closing exchange rate	3.758	3.442
Appreciation/(devaluation)	(3.7)%	(3.8)%
Mexico:
Mexican inflation rate	2.3%	1.2%
Initial exchange rate	19.949	18.845
Closing exchange rate	20.605	23.512
Appreciation/(devaluation)	(3.3)%	(24.8)%

Change in monetary position:

Assuming an exchange rate variance of 10% at March 31, 2021, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$23.0
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(28.1)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$22.4
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(27.4)

Open sales risk:

Our provisional copper and molybdenum sales contain an embedded derivative that is required to be separate from the host contract for accounting purposes. The host contract is the receivable from the sale of copper and molybdenum concentrates at prevailing market prices at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to settlement. See Note 12 to our condensed consolidated financial statements for further information about these provisional sales.

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended March 31, 2021.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2021, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2021, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of March 31, 2021, the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month periods ended March 31, 2021, and 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of earnings, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Emphasis of a Matter

We draw attention to Note 1 of the interim financial information, which describes the effects of the new outbreak of coronavirus disease ("COVID-19") as of March 31, 2021 and for the three-month period then ended.

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
April 30, 2021

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

There have been no material changes to our risk factors during the three months ended March 31, 2021. For additional information on risk factors, refer to “Risk Factors” included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021.

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

The NYSE closing price of SCC common shares as of March 31, 2021 was $67.87 and the maximum number of shares that the Company could purchase at that price is 1.2 million shares. As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of March 31, 2021. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

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

104

The cover page from our Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on April 30, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2021, and 2020; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2021, and 2020; (iii) the Condensed Consolidated Balance Sheet at March 31, 2021 and December 31, 2020; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2021 and 2020; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

104

The cover page from our Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on April 30, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2021 and 2020; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iii) the Condensed Consolidated Balance Sheet at March 31, 2021 and December 31, 2020; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2021 and 2020; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

April 30, 2021

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

April 30, 2021