Form 10-Q
period 2021-06-30
SOUTHERN COPPER CORP/
filed 2021-07-27
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

As of July 26, 2021 there were outstanding 773,081,269 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021		2020	2021	2020

	(in millions, except for per share amounts)
Net sales (including sales to related parties, see note 5)		$2,897.0	$1,785.4	$5,429.5	$3,505.1
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)		985.5	976.7	1,929.3	1,932.4
Selling, general and administrative		31.4	31.4	61.6	60.6
Depreciation, amortization and depletion		195.4	193.8	396.0	386.8
Exploration		9.5	6.3	15.8	14.9
Total operating costs and expenses		1,221.8	1,208.2	2,402.7	2,394.7

Operating income		1,675.2	577.2	3,026.8	1,110.4

Interest expense		(96.6)	(98.1)	(193.4)	(200.0)
Capitalized interest		7.3	6.0	14.5	11.2
Other income (expense)		(8.2)	(1.0)	(5.9)	(8.4)
Interest income		1.3	4.3	3.7	12.2
Income before income taxes		1,579.0	488.4	2,845.7	925.4
Income taxes (including royalty taxes, see Note 4)		647.7	224.4	1,155.2	446.2
Net income before equity earnings of affiliate		931.3	264.0	1,690.5	479.2
Equity earnings (loss) of affiliate, net of income tax		5.1	(3.1)	13.1	(2.1)
Net income		936.4	260.9	1,703.6	477.1
Less: Net income attributable to the non-controlling interest		3.7	1.4	7.0	2.8
Net income attributable to SCC		$932.7	$259.5	$1,696.6	$474.3

Per common share amounts attributable to SCC:
Net earnings-basic and diluted		$1.21	$0.34	$2.19	$0.61
	$
Weighted average shares outstanding-basic and diluted		773.1	773.1	773.1	773.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
Net income and comprehensive income	$936.4	$260.9	$1,703.6	$477.1
Comprehensive income attributable to the non-controlling interest	3.7	1.4	7.0	2.8
Comprehensive income attributable to SCC	$932.7	$259.5	$1,696.6	$474.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,394.3	$2,183.6
Short-term investments	545.8	410.8
Accounts receivable trade	1,435.6	1,068.9
Accounts receivable other (including related parties 2021- $27.6 and 2020 - $23.3)	71.0	67.7
Inventories	893.9	950.2
Prepaid taxes	126.3	104.8
Other current assets	44.6	29.2
Total current assets	5,511.5	4,815.2

Property and mine development, net	9,456.1	9,458.7
Ore stockpiles on leach pads	1,180.2	1,125.0
Intangible assets, net	140.1	143.0
Right-of-use assets	944.3	979.0
Deferred income tax	234.7	230.0
Equity method investment	123.4	114.3
Other non-current assets	105.1	81.3
Total assets	$17,695.4	$16,946.5

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2021- $89.9 and 2020- $104.3)	$560.8	$594.6
Accrued income taxes	460.8	340.9
Accrued workers’ participation	216.3	247.8
Accrued interest	98.6	98.6
Lease liabilities current	72.0	70.6
Other accrued liabilities	43.6	32.3
Total current liabilities	1,452.1	1,384.8

Long-term debt	6,545.9	6,544.2
Lease liabilities	872.3	908.4
Deferred income taxes	168.7	159.4
Non-current taxes payable	—	—
Other liabilities and reserves	128.3	128.7
Asset retirement obligation	555.3	545.0
Total non-current liabilities	8,270.5	8,285.7

Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY (NOTE 10)
Common stock par value $0.01; shares authorized, 2021 and 2020–2,000; shares issued, 2021 and 2020–884.6	8.8	8.8
Additional paid-in capital	3,454.9	3,441.5
Retained earnings	7,538.0	6,846.4
Accumulated other comprehensive income	(8.4)	(8.4)
Treasury stock, at cost, common shares	(3,075.8)	(3,063.5)
Total Southern Copper Corporation stockholders’ equity	7,917.5	7,224.8
Non-controlling interest	55.3	51.2
Total equity	7,972.8	7,276.0
Total liabilities and equity	$17,695.4	$16,946.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
OPERATING ACTIVITIES
Net income	$936.4	$260.9	$1,703.6	$477.1
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	195.4	193.8	396.0	386.8
Equity earnings of affiliate, net of dividends received	(5.1)	0.2	(9.1)	(0.8)
Loss (gain) on foreign currency transaction effect	6.3	(0.8)	(13.4)	(28.9)
Provision (benefit) for deferred income taxes	42.1	(18.8)	3.2	(11.3)
Other, net	5.2	4.1	11.9	11.0
Change in operating assets and liabilities:
Increase in accounts receivable	(203.4)	(144.3)	(366.7)	(21.0)
Decrease (increase) in inventories	(37.1)	86.0	1.1	156.4
Increase (decrease) in accounts payable and accrued liabilities	78.5	(66.6)	77.2	(169.0)
(Increase) decrease in other operating assets and liabilities	43.2	104.8	40.4	94.2
Net cash provided by operating activities	1,061.5	419.3	1,844.2	894.5
INVESTING ACTIVITIES
Capital expenditures	(219.8)	(113.3)	(452.4)	(214.3)
Proceeds from (purchase) sale of short-term investments, net	(129.9)	10.1	(135.0)	50.0
Other	(10.4)	—	(10.5)	0.4
Net cash used in investing activities	(360.1)	(103.2)	(597.9)	(163.9)
FINANCING ACTIVITIES
Repayments of debt	—	(400.0)	—	(400.0)
Capitalization of debt issuance cost	—	—	—	0.1
Cash dividends paid to common stockholders	(541.1)	(154.6)	(1,005.0)	(463.8)
Other, net	(1.4)	(0.2)	(2.7)	(2.5)
Net cash used in financing activities	(542.5)	(554.8)	(1,007.7)	(866.2)
Effect of exchange rate changes on cash and cash equivalents	(31.9)	(4.1)	(27.9)	19.3
(Decrease) increase in cash and cash equivalents	127.0	(242.8)	210.7	(116.3)
Cash and cash equivalents, at beginning of period	2,267.3	2,051.6	2,183.6	1,925.1
Cash and cash equivalents, at end of period	$2,394.3	$1,808.8	$2,394.3	$1,808.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in millions)
TOTAL EQUITY, beginning of period	$7,578.3	$6,763.2	$7,276.0	$6,858.2
STOCKHOLDERS’ EQUITY, beginning of period	7,525.1	6,716.2	7,224.8	6,810.3
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	3,439.5	3,410.5	3,441.5	3,424.9
Other activity of the period	15.4	7.7	13.4	(6.7)
Balance at end of period	3,454.9	3,418.2	3,454.9	3,418.2
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the period	(2,767.5)	(2,767.9)	(2,767.5)	(2,767.9)
Used for corporate purposes	0.1	—	0.1	—
Balance at end of period	(2,767.4)	(2,767.9)	(2,767.4)	(2,767.9)
Parent Company common shares
Balance at beginning of period	(293.7)	(266.3)	(296.0)	(281.0)
Other activity, including dividend, interest and foreign currency transaction effect	(14.7)	(7.3)	(12.4)	7.4
Balance at end of period	(308.4)	(273.6)	(308.4)	(273.6)
Treasury stock balance at end of period	(3,075.8)	(3,041.5)	(3,075.8)	(3,041.5)
RETAINED EARNINGS:
Balance at beginning of period	7,146.4	6,341.2	6,846.4	6,435.6
Net earnings	932.7	259.5	1,696.6	474.3
Dividends declared and paid, common stock, per share, 2021- '$1.30, 2020– '$0.60	(541.1)	(154.6)	(1,005.0)	(463.8)
Balance at end of period	7,538.0	6,446.1	7,538.0	6,446.1
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning and end of period	(8.4)	(10.1)	(8.4)	(10.1)
STOCKHOLDERS’ EQUITY, end of period	7,917.5	6,821.5	7,917.5	6,821.5
NON-CONTROLLING INTEREST, beginning of period	53.2	47.0	51.2	47.9
Net earnings	3.7	1.4	7.0	2.8
Distributions paid	(1.6)	(0.3)	(2.9)	(2.6)
NON-CONTROLLING INTEREST, end of period	55.3	48.1	55.3	48.1
TOTAL EQUITY, end of period	$7,972.8	$6,869.6	$7,972.8	$6,869.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of June 30, 2021, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of June 30, 2021 and the results of operations, comprehensive income, cash flows and changes in equity for the three and six months ended June 30, 2021 and 2020. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. The December 31, 2020 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2020 and notes included in the Company’s 2020 annual report on Form 10-K.

COVID – 19 PANDEMIC

Since the World Health Organization (“WHO”) declared the COVID-19 virus outbreak as a global pandemic, all the countries where the Company operates and conducts exploration activities, as well as the countries where its main customers and suppliers are located, have published health and safety rules and restrictions on individuals and business activities.

As of June 30, 2021, the Company‘s production facilities in Mexico and Peru were working at approximately 95% of their production capacity. The Company has developed a rigorous COVID-19 emergency protocol and the workforce is gradually returning to work at all of our facilities. As of June 30, 2021, approximately 96% of the workforce in Mexico was working on site or at home under strict safety measures; the remaining 4% of the workforce was not working, including all individuals at high risk due to age and/or preexisting medical conditions. At our Peruvian operations, approximately 67% of the workforce was working on site or at home under strict safety measures, while the remaining 33% was not working, including all individuals at high risk due to age and/or preexisting medical conditions.

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

SCC´s Corporate Crisis Committee as well as its Crisis Committees in Mexico and Peru continue to closely monitor the impact of the pandemic and to analyze and quickly resolve any issues that may arise. As of June 30, 2021, there were no major delays in the supply of materials and services critical for the operations and sales. Also, shipments and collections have registered no known major delays.

After having completed the first stage of its capital programs at Buenavista in Mexico and Toquepala in Peru, the Company currently has no pending major capital expenditure~~s~~ commitments (see Note 9 - Commitments and Contingencies). The Company paid the first tranche of its 2010 bonds of $400 million on April 15, 2020. The Company has no other major debt maturity scheduled until 2022.

The Company performed a qualitative analysis and as of June 30, 2021, identified no indicators of impairment. As the Company reported in its 2020 Annual report on Form 10-K, the results of its impairment sensitivity analysis showed projected discounted cash flows in excess of the carrying amounts of long-lived assets by margins ranging from 1.3 to 4.3 times such carrying amount. This analysis included a stress test using a copper price assumption of $2.00 per pound and a molybdenum price assumption of $4.00 per pound. (Please see, Management´s Discussion and Analysis, Critical Policies and Estimates, Asset Impairments on the 2020 Form 10-K).

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows (in millions):

	At June 30,	At December 31,
	2021	2020
Trading securities	$545.3	$410.2
Weighted average interest rate	0.3%	0.4%

Available-for-sale	$0.5	$0.6
Weighted average interest rate	0.7%	0.7%
Total	$545.8	$410.8

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and as of June 30, 2021 and December 31, 2020, included corporate bonds and asset and mortgage backed obligations. As of June 30, 2021 and December 31, 2020, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Six months ended
	June 30,				June 30,
	2021		2020		2021		2020
Trading:
Interest earned		$0.2	$	(*)		$0.7		$0.4
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)	$	(*)	$	(*)

Available-for-sale:
Interest earned	$	(*)	$	(*)	$	(*)	$	(*)
Investment redeemed		$—		$—		$0.1		$0.1

(*) Less than $0.1 million.

NOTE 3 — INVENTORIES:

Inventories were as follows:

	At June 30,	At December 31,
(in millions)	2021	2020
Inventory, current:
Metals at average cost:
Finished goods	$57.5	$50.8
Work-in-process	263.3	248.9
Ore stockpiles on leach pads	228.3	298.5
Supplies at average cost	344.8	352.0
Total current inventory	$893.9	$950.2
Inventory, long-term:
Ore stockpiles on leach pads	$1,180.2	$1,125.0

During the six months ended June 30, 2021 and 2020, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $118.8 million and $94.3 million, respectively. Leaching inventories recognized in cost of sales amounted to $133.8 million and $209.5 million for the six months ended June 30, 2021 and 2020, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first six months of 2021 and 2020 consisted of (in millions):

	2021	2020
Statutory income tax provision	$956.4	$406.8
Peruvian royalty	38.9	4.3
Mexican royalty	107.9	21.4
Peruvian special mining tax	52.0	13.7
Total income tax provision	$1,155.2	$446.2

Effective income tax rate	40.6%	48.2%

These provisions include income taxes for Peru, Mexico and the United States. The Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The decrease in the effective income tax rate in 2021 compared to the same period in 2020 was primarily attributable to a movement in exchange gains and losses from the strong depreciation of the Mexican peso against the U.S. dollar in 2020.

Peruvian royalty and special mining tax: The Company has accrued $65.4 million and $16.7 million of royalty charge in the first six months of 2021 and 2020, respectively, of which $38.9 million and $4.3 million were included in income taxes in 2021 and 2020, respectively.

The Company has accrued $52.0 million and $13.7 million of special mining tax as part of the income tax provision for the first six months of 2021 and 2020, respectively.

Mexican mining royalty: The Company has accrued $107.9 million and $21.4 million of royalty taxes as part of the income tax provision for the first six months of 2021 and 2020, respectively.

Accounting for uncertainty in income taxes: The Company effectively settled the 2014 through 2016 IRS audit on April 14, 2021. The decrease in unrecognized tax benefits from the audit settlement had no material effect on the Company’s financial statements.

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

Receivable and payable balances with related parties are shown below (in millions):

	At June 30,	At December 31,
	2021	2020
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$6.4	$5.3
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.3	0.3
Grupo Mexico	2.7	2.7
Mexico Generadora de Energia S. de R.L. ("MGE")	17.6	14.4
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.2	0.2
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.1	0.2
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.3	—
Operadora de Cinemas, S.A. de C.V.	—	0.2
	$27.6	$23.3

Related parties payable:
Grupo Mexico and affiliates:
Asarco LLC	$12.5	$13.9
Eolica El Retiro, S.A.P.I. de C.V.	0.3	0.3
Ferrocarril Mexicano, S.A. de C.V.	2.7	4.7
Grupo Mexico	—	0.9
Grupo Mexico Servicios	10.2	19.6
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	1.2	0.7
MGE	45.0	40.8
Mexico Compania Constructora S.A de C.V.	17.4	22.9
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.2	0.3
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	0.3	0.1
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
	$89.9	$104.3

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the first six months of 2021 and 2020 (in millions):

	2021	2020
Purchase activity
Asarco LLC	$10.2	$168.4
Eolica El Retiro, S.A.P.I. de C.V.	0.6	0.5
Ferrocarril Mexicano, S.A. de C.V.	21.6	22.2
Grupo Mexico	—	5.0
Grupo Mexico Servicios	14.3	8.9
Intermodal Mexico S.A. de C.V.	0.5	—
MGE	140.9	105.2
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	31.4	25.8
Peru Mining Exploration & Development Company	0.4	—
Total purchases	$219.9	$336.0
Sales activity
Asarco LLC	$14.7	$11.0
MGE	61.1	21.2
Total sales	$75.8	$32.2

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

In the first six months of 2021, the Company made donations of $0.8 million to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations. In the same period of 2020, the Company made donations of $3.0 million to this organization.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano, S.A de C.V. and for construction services provided by Mexico Compania Constructora S.A. de C.V., which are all subsidiaries of Grupo Mexico. Additionally, the Company´s Peruvian and Mexican operations paid fees for engineering services provided by Grupo Mexico Servicios de Ingenieria, S.A. de C.V., a subsidiary of Grupo Mexico. The Company’s Mexican operations also paid fees for construction services provided by Intermodal Mexico, S.A. de C.V., a subsidiary of Grupo Mexico. In addition, the Company purchased three mining concessions from Peru Mining Exploration & Development Company, a subsidiary of Grupo Mexico.

The Company’s Mexican operations purchased copper concentrates and rod from Asarco LLC and also paid fees for tolling services. Additionally, the Company´s Mexican operations purchased power from MGE. Both companies are subsidiaries of Grupo Mexico.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying 2.5% of its power output to third-party energy users, compared to 1.0% as of June 30, 2020.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries

(IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro supplies 16.6% of its power output to IMMSA and Mexcobre, compared to 9.1% as of June 30, 2020.

The Company sold starter sheets, copper concentrate, sulfuric acid, silver and gold to Asarco LLC. In addition, the Company received rental fees from Grupo Mexico Servicios.

In September 2019, Asarco LLC signed a promissory agreement to pay to the Company´s Mexican operations $62.0 million plus interest no later than October 31, 2021, with quarterly payments of $0.5 million. The annual interest rate of the note was Libor plus 200 basis points, which would be reviewed annually. In November 2020, Asarco repaid this agreement. Related to this agreement, the Company recorded interest income of $1.3 million in the first six months of 2020.

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

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the first six months of 2021 and 2020 (in millions):

	2021		2020
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.		$0.2	$0.2
Mextransport		0.7	2.3
Operadora de Cinemas S.A. de C.V.		0.1	0.1
Total purchases		$1.0	$2.6

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$	(*)	$0.1
Mextransport		0.9	0.8
Operadora de Cinemas S.A. de C.V.		(*)	0.1
Total sales		$0.9	$1.0

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

In the first six months of 2021, the Company engaged in no purchase or sales activities with companies that have relationships with SCC executive officers.

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

The weighted average remaining lease term for the Company’s leases is nine years, and the weighted average discount rate for these leases is 3.69%.

The operating lease expense recognized in the first six months of 2021 and 2020 was classified as follows (in millions):

Classification	2021	2020
Cost of sales (exclusive of depreciation, amortization and depletion)	$57.2	$57.5
Selling, general and administrative	0.1	0.1
Exploration	0.1	0.1
Total lease expense	$57.4	$57.7

The Company’s short-term lease costs for the first six months of 2021 were $0.1 million.

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2021	$57.3
2022	113.7
2023	112.2
2024	104.8
2025	103.7
After 2025	723.0
Total lease payments	$1,214.7
Less: interest on lease liabilities	(270.4)
Present value of lease payments	$944.3

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

The following table summarizes the asset retirement obligation activity for the first six months of 2021 and 2020 (in millions):

	2021	2020
Balance as of January 1	$545.0	$262.3
Closure payments	(1.9)	(0.8)
Accretion expense	12.2	7.4
Balance as of June 30,	$555.3	$268.9

NOTE 8 — BENEFIT PLANS:

Post retirement defined benefit plans:

The Company has two non-contributory defined benefit pension plans to cover former salaried employees in the United States and certain former expatriate employees in Peru. Effective October 31, 2000, the Board of Directors amended the qualified pension plan to suspend the accrual of benefits.

In addition, the Company’s Mexican subsidiaries have a defined contribution pension plan for salaried employees and a non-contributory defined benefit pension plan for union employees.

The components of net periodic benefit costs for the first six months of 2021 and 2020 are as follows (in millions):

(in millions)	2021	2020
Service cost	$0.7	$0.7
Interest cost	0.7	0.9
Expected return on plan assets	(1.7)	(1.4)
Amortization of prior service cost / (credit)	0.1	0.1
Amortization of net loss/(gain)	0.1	0.1
Net periodic benefit cost	$(0.1)	$0.4

Post-retirement health care plans:

United States: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits”.

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the first six months of 2021 and 2020 are as follows (in millions):

(in millions)	2021	2020
Interest cost	$0.8	$0.6
Amortization of net loss (gain)	0.1	(*)
Amortization of prior service cost/ (credit)	(*)	(*)
Net periodic benefit cost	$0.9	$0.6

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

Environmental capital investments in the first six months of 2021 and 2020 were as follows (in millions):

	2021	2020
Peruvian operations	$0.7	$(5.5)
Mexican operations	21.8	19.4
	$22.5	$13.9

(*) The activity in 2020 for the Peruvian operations includes prepayment settlements classified to expenses.

Peruvian operations: The Company’s operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through the Ministry of Environment (“MINAM”) conducts annual audits of the Company’s Peruvian mining and metallurgical operations. Through these environmental audits, matters related to environmental obligations, compliance with legal requirements, atmospheric emissions, effluent monitoring and waste management are reviewed. The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations. Peruvian law requires that companies in the mining industry provide assurances for future mine closure and remediation. In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM. See Note 7 “Asset retirement obligation” for further discussion of this matter.

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree that defined new AQS for daily sulfur dioxide in the air (250 µg/m3). As of June 30, 2021, the Company maintains a lower daily average level of µg/m3 (micrograms per cubic meter) of SO2, than those required by the AQS.

Soil Environmental Quality Standards (“SQS”): In 2013, the Peruvian government enacted Soil Quality Standards. In accordance with the regulatory requirements of the law, the Company prepared Soil Descontamination Plans (“SDP”) for environmentally impacted sites at each of its operation units (Toquepala, Cuajone and Ilo) with the assistance of consulting companies. The cost of these SDPs are not material, either individually or in aggregated form, for the financial statements of the Company.

Climate change: On April 17, 2018, the Peruvian government enacted Law N. 30754, establishing a Climate Change

Framework. This law establishes that promoting public and private investments in climate change management is of national interest. The law proposes creating an institutional framework to address climate change in Peru, and outlines new measures, particularly with respect to climate change mitigation. It includes, for example, provisions dealing with: increasing carbon capture and use of carbon sinks; afforestation and reforestation practices; land use changes; and sustainable systems of transportation, solid waste management, and energy systems. This is the first Latin American climate change framework law to incorporate obligations from the Paris Agreement. Regulations to this law were enacted by Supreme Decree 013-2019 published on December 31, 2019 and are applicable to all Peruvian institutions and agencies. It is expected that further Peruvian regulations will be applicable to non-governmental entities. The Company anticipates initiating a multi-year process to adopt applicable reporting recommendations of the Task-Force on Climate Related Financial Disclosures (TCFD) once new Peruvian climate change regulations applicable to non-governmental entities are implemented. The Company is committed to the environment and to managing climate-related impacts. The Company’s focus is to seek continuous improvement in the responsible use of natural resources while complying with strict applicable legal standards for prevention, mitigation, control and remediation of environmental impacts. Implementing continuous improvement in the Company’s processes improves efficiency in the use and consumption of energy, water, and other natural resources.

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

In 2013, the Environmental Liability Federal Law was enacted. The law establishes general guidelines for actions to be considered likely to cause environmental harm. If a possible determination regarding harm occurs, environmental clean-up and remedial actions sufficient to restore environment to a pre-existing condition should be taken. Under this law, if restoration is not possible, compensation measures should be provided. Criminal penalties and monetary fines can be imposed under this law.

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

On Friday, July 19, 2019, PROFEPA revisited the facilities to carry out a second inspection, declaring a partial temporary shutdown that affected only the storage process and transportation of sulfuric acid at the terminal, arguing the absence of an authorization of environmental impact. It is important to note that these facilities have been operating since 1979, prior to the 1988 Mexican General Law of Ecological Balance and the Protection of the Environment. Companies that were operating before the aforementioned law are exempt from the permit requirement. In addition, in 2009, PROFEPA awarded a certification of “Clean Industry and Environmental Quality” to the facility which was subsequently renewed four times (for a two-year period each time).

The Company is not aware of the reasons or causes for this partial and temporary closure, but will continue working with the environmental authorities to provide certainty that the operation is in strict compliance with environmental regulations. The Company expects the environmental authorities to suspend the partial temporary shutdown, once they resolve their concerns. Currently, the Company does not expect any impact on its operations. As of June 30, 2021, the matter is pending resolution.

Climate change:

Grupo Mexico, the indirect parent of SCC has issued sustainability reports under the Global Reporting Initiative (GRI) for more than 10 years. Grupo Mexico also participates in different Mexican and international reporting programs such as the Greenhouse Gases (GHG) Mexico Program and the Carbon Disclosure Program (CDP). In 2013, GHG and CDP have signed a memorandum of understanding to work on aligning their reporting frameworks. Grupo Mexico’s 2018 CDP questionnaire included responses to the Task Force on Climate-Related Disclosure or TCFD concerns. In compliance with the 2012 Mexican Climate Change Law, Grupo Mexico’s GHG emissions are reported and verified independently. On October 18, 2017, Grupo Mexico was selected to join the S&P Sustainability Indices MILA Pacific Alliance (DJSI MILA). In 2017, this regional sustainability index included 42 leading companies in sustainability from the countries that form part of the Pacific Alliance: Mexico, Chile, Colombia and Peru. As indicated above, the Grupo Mexico 2020 report is aligned with the reporting standards of the Global Reporting Initiative (GRI) and, for the first time, also adheres to the frameworks of the Sustainability Accounting Standards Board (SASB) and the Task Force on Climate-Related Financial Disclosures.

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

The del Carpio Lazio case was rejected by the court of first instance on November 14, 2016. The plaintiff filed an appeal before the Superior Court on January 3, 2017. On January 9, 2018, the lawyers of both parties presented their respective positions before the Appellate Court. On March 8, 2018, the Appellate Court issued its final decision, which upheld the first instance ruling. On April 27, 2018, the plaintiff filed an extraordinary appeal before the Supreme Court. As of June 30, 2021, the case remains pending resolution.

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. As of June 30, 2021, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. On July 19, 2019, the oral arguments took place. On January 7, 2020, the Judge decided to suspend the proceeding until the del Carpio Lazio case is concluded. Therefore, as of June 30, 2021, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. On May 2016, the Company was included in the process, after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazio case is concluded. As of June 30, 2021, the case remains pending resolution.

The Gobierno Regional de Arequipa case is currently before the lower court and the Company answered the complaint on September 15, 2020. As of June 30, 2021, the case remains pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has, since 1995, constructed and operated the tailings dams with proper governmental authorization. Following a motion filed by the Peruvian Branch, the lower court ~~has~~ included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As June 30, 2021, the case was pending resolution without further developments. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. The amount of this contingency cannot be reasonably estimated by management at this time.

Mexican operations

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution that occurred at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of June 30, 2021.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. As of June 30, 2021, three lawsuits were in process: two were filed by Acciones Colectivas de Sinaloa, A.C. and one by Defensa Colectiva, A.C., requesting precautionary measures about construction of facilities to monitor public health services and prohibiting the closure of the Rio Sonora Trust.

Similarly, in 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Domínguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. During the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. In the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages. These lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria

Peña Molina, et al; these actions were dismissed by the court, because they have expired. As of June 30, 2021, forty-five cases were pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard to the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. Regarding the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; which claimed the lack of community approval for the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must hold a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures, with no material effects ~~to~~ for BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, the Judge in the case has been informed about compliance with the resolution, which required BVC to take additional measures of environmental impact prevention, such as: (i) building at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, for which six months are granted to present the execution program; (iv) determining the location of wildlife conservation and protection areas and defining if biological corridors need to be established; (v) obtaining photographic or videographic evidence every six months; (vi) submitting to SEMARNAT, two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) including measures in the Environmental Monitoring Program that are aligned with the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions that are imposed. The foregoing does not impact BVC’s operations. Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of June 30, 2021, the remaining cases were still pending resolution.

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

As of June 30, 2021, because the Company has not reached a conclusion as to whether an unfavorable outcome is either probable or remote, the Company expresses no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Labor matters:

Peruvian operations: 68% of the Company’s 4,666 Peruvian employees were unionized as of June 30, 2021. Currently, there are six separate unions, one large union and five small unions.

The Company decided to hold talks with the six unions to sign collective agreements prior to their effective dates. As a result, in June 2021, the Company signed a four-year collective agreement with one of the unions and granted, among other things, annual salary increases of 5% for each year from December 2021 and a signing bonus of S/ 60,000 (approximately $ 15,520) that will be recorded as labor expense.

We are in the process of negotiating similar agreements with the five remaining unions.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement in their labor environment, as workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

The workers of the San Martin mine began a strike in July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martín mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martín mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice and the case was still pending resolution as of March 31, 2020. As of June 30, 2021, the Company had virtually completed the rehabilitation plan to restore operations at the San Martin mine with a total expense of approximately $89.1 million and has reached full operating capacity.

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of June 30, 2021, the case was pending resolution without further developments.

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

Tia Maria´s project budget is approximately $1.4 billion, of which $340.4 million has been invested through June 30, 2021. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and therefore, do not release any emissions into the atmosphere.

Michiquillay:

In June 2018, the Company signed a contract for the acquisition of the Michiquillay copper project in Cajamarca, Peru, at a purchase price of $400 million. Michiquillay is a world-class mining project with estimated mineralized material of 1,150 million tons and a copper grade of 0.63%. It is expected to produce 225,000 tons of copper per year (along with by-products of molybdenum, gold and silver) for an initial mine life of more than 25 years.

The Company paid $12.5 million at the signing of the contract. In June 2021, the Company made an additional payment of $12.5 million. The balance of $375.0 million will be paid if the Company decides to develop the project, which is not a present obligation.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to funding various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $115.1 million).

As the Toquepala expansion project has been completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $35.9 million in its condensed consolidated financial statements as of June 30, 2021.

In addition, the Company has committed S/70.2 million (approximately $18.2 million) for the construction of a high-performance school in the Tacna region under the “social investment for taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs and to determine the ways that the Company can contribute to sustainable development in the region. Currently, the roundtable is discussing the creation of a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $258.7 million). While final funding is not yet settled, the Company has committed to contribute S/108.4 million (approximately $28.0 million) as an advance, which is being utilized to fund an educational project. In addition, there is a commitment to finance the construction of a residual water treatment plant in Ilo for S/78.7 million (approximately $20.4 million) and to build three schools in Moquegua for S/ 15.3 million (approximately $4.0 million).

In addition, the Company has committed S/88.8 million (approximately $23.0 million) to build two infrastructure projects in the Moquegua region under the “social investment for taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements:

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatts (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects starting on May 1, 2017 and ending on October 31, 2029.

Mexican operations

Power purchase agreements:

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 5 “Related party transactions”.

●	Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I. de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company´s Mexican operations. For further information, please see Note 5 “Related party transactions”.

●	Parque Eolico de Fenicias, S. de R.L. de C.V.: On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., and indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement is expected to start in October 2021.

Corporate operations

Commitment for capital projects:

As of June 30, 2021, the Company had committed approximately $253.4 million to the development of its capital investment projects at its operations.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 4 “Income taxes”).

NOTE 10 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the six-month period ended June 30, 2021 and 2020 is as follows (in millions):

	2021	2020
Southern Copper common shares
Balance as of January 1,	$2,767.5	$2,767.9
Used for corporate purposes	(0.1)	—
Balance as of June 30,	2,767.4	2,767.9

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	296.0	281.0
Other activity, including dividend, interest and foreign currency transaction effect	12.4	(7.4)
Balance as of June 30,	308.4	273.6
Treasury stock balance as of June 30,	$3,075.8	$3,041.5

Southern Copper Common Shares:

At June 30, 2021 and at December 31, 2020, there were in treasury 111,514,817 and 111,522,817 shares of SCC’s common stock, respectively.

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

The NYSE closing price of SCC common shares as of June 30, 2021 was $64.32 and the maximum number of shares that the Company could purchase at that price was 1.3 million shares.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of June 30, 2021. There has been no activity in the SCC share repurchase program since the third quarter of 2016.

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

Parent Company common shares:

At June 30, 2021 and at December 31, 2020 there were in treasury 85,548,509 and 87,598,097 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the first semester of 2021 and 2020 and the unrecognized compensation expense under this plan were as follows (in millions):

	2021	2020
Stock based compensation expense	$0.3	$0.3
Unrecognized compensation expense	$1.1	$1.7

The following table presents the activity of this plan for the six months ended June 30, 2021 and 2020:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2021	1,264,410	$2.63
Granted	—	—
Exercised	(370,959)	$2.63
Forfeited	—	—
Outstanding shares at June 30, 2021	893,451	$2.63
Outstanding shares at January 1, 2020	1,379,734	$2.63
Granted	—	—
Exercised	(54,221)	$2.63
Forfeited	—	—
Outstanding shares at June 30, 2020	1,325,513	$2.63

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

The stock based compensation expense for the six months ended June 30, 2021 and 2020 and the unrecognized compensation expense under this plan were as follows (in millions):

	2021	2020
Stock based compensation expense	$0.3	$0.3
Unrecognized compensation expense	$3.6	$4.2

The following table presents the stock award activity of this plan for the six months ended June 30, 2021 and 2020:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2021	3,918,458	$1.86
Granted	—	—
Exercised	(625,742)	$1.86
Forfeited	—	—
Outstanding shares at June 30, 2021	3,292,716	$1.86
Outstanding shares at January 1, 2020	4,002,898	$1.86
Granted	—	—
Exercised	(37,940)	1.86
Forfeited	—	—
Outstanding shares at June 30, 2020	3,964,958	$1.86

Non-controlling interest:

The following table presents the non-controlling interest activity for the six months ended June 30, 2021 and 2020 (in millions):

	2021	2020
Balance as of January 1,	$51.2	$47.9
Net earnings	7.0	2.8
Dividend paid	(2.9)	(2.6)
Balance as of June 30,	$55.3	$48.1

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table, which provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020 (in millions):

	At June 30, 2021		At December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	6,195.1	8,345.9	6,193.6	8,692.1
Long-term debt level 2	350.8	379.8	350.6	385.7
Total long-term debt	$6,545.9	$8,725.7	$6,544.2	$9,077.8

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the cases of the Yankee bonds and the notes due 2022, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of June 30, 2021 and December 31, 2020 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$545.3	$545.3	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.3	—	0.3	—
Mortgage backed securities	0.2	—	0.2	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	837.7	837.7	—	—
Molybdenum	221.8	221.8	—	—
Total	$1,605.3	$1,604.8	$0.5	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$410.2	$410.2	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.3	—	0.3	—
Mortgage backed securities	0.3	—	0.3	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	491.9	491.9	—	—
Molybdenum	129.2	129.2	—	—
Total	$1,031.9	$1,031.3	$0.6	$—

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

NOTE 12 — REVENUE:

The Company’s net sales were $5,429.5 million in the six months ended June 30, 2021, compared to $3,505.1 million in the same period of 2020. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended June 30, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$494.9	$109.6	$—	$(38.8)	$565.7
United States	393.2	14.7	61.8	—	469.7
Peru	—	0.1	143.2	—	143.3
Brazil	—	5.6	120.6	—	126.2
Chile	1.0	—	95.2	—	96.2
Other American countries	7.7	—	1.0	—	8.7
Europe:
Switzerland	318.2	18.7	103.2	—	440.1
Italy	0.2	1.1	108.7	—	110.0
Spain	102.2	—	23.5	—	125.7
Other European countries	74.7	6.7	118.9	—	200.3
Asia:
Singapore	163.4	4.8	108.9	—	277.1
Japan	2.9	—	147.7	—	150.6
Other Asian countries	73.8	0.1	109.5	—	183.4
Total	$1,632.2	$161.4	$1,142.2	$(38.8)	$2,897.0

	Six Months Ended June 30, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$948.4	$176.1	$—	$(65.0)	$1,059.5
United States	782.6	31.7	81.0	—	895.3
Peru	—	0.1	290.6	—	290.7
Brazil	—	7.6	217.6	—	225.2
Chile	2.9	—	151.3	—	154.2
Other American countries	18.0	0.7	2.8	—	21.5
Europe:
Switzerland	612.6	25.8	195.5	—	833.9
Italy	0.2	1.9	181.9	—	184.0
Spain	193.2	—	43.4	—	236.6
Other European countries	148.1	33.2	199.9	—	381.2
Asia:
Singapore	235.0	8.4	236.0	—	479.4
Japan	24.4	—	310.3	—	334.7
Other Asian countries	145.3	0.2	187.8	—	333.3
Total	$3,110.7	$285.7	$2,098.1	$(65.0)	$5,429.5

	Three Months Ended June 30, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$207.2	$70.5	$—	$(21.5)	$256.2
United States	298.7	4.0	19.5	—	322.2
Peru	—	2.6	40.1	—	42.7
Brazil	—	1.3	20.9	—	22.2
Chile	17.6	—	41.0	—	58.6
Other American countries	0.7	0.6	0.2	—	1.5
Europe:
Switzerland	236.2	15.9	147.8	—	399.9
Italy	—	1.0	52.1	—	53.1
Spain	18.2	—	—	—	18.2
Other European countries	56.1	3.6	66.9	—	126.6
Asia:
Singapore	116.2	1.9	111.1	—	229.2
Japan	2.3	—	138.1	—	140.4
Other Asian countries	63.5	0.2	50.9	—	114.6
Total	$1,016.7	$101.6	$688.6	$(21.5)	$1,785.4

	Six Months Ended June 30, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$570.9	$169.7	$—	$(48.3)	$692.3
United States	556.9	4.2	60.4	—	621.5
Peru	—	5.6	113.1	—	118.7
Brazil	—	4.8	75.4	—	80.2
Chile	19.5	—	89.2	—	108.7
Other American countries	9.0	1.4	0.4	—	10.8
Europe:
Switzerland	408.6	30.9	214.3	—	653.8
Italy	—	4.4	118.9	—	123.3
Spain	64.8	—	—	—	64.8
Other European countries	76.4	9.7	119.9	—	206.0
Asia:
Singapore	177.9	5.1	246.9	—	429.9
Japan	11.7	—	236.8	—	248.5
Other Asian countries	74.7	0.3	71.6	—	146.6
Total	$1,970.4	$236.1	$1,346.9	$(48.3)	$3,505.1

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,382.6	$27.4	$957.4	$(19.2)	$2,348.2
Molybdenum	149.6	—	132.6	—	282.2
Silver	68.0	36.9	32.7	(17.4)	120.2
Zinc	—	81.3	—	—	81.3
Other	32.0	15.8	19.5	(2.2)	65.1
Total	$1,632.2	$161.4	$1,142.2	$(38.8)	$2,897.0

	Six Months Ended June 30, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$2,663.1	$51.2	$1,784.2	$(32.9)	$4,465.6
Molybdenum	240.7	—	211.1	—	451.8
Silver	140.7	85.4	62.2	(29.1)	259.2
Zinc	—	116.5	—	0.5	117.0
Other	66.2	32.6	40.6	(3.5)	135.9
Total	$3,110.7	$285.7	$2,098.1	$(65.0)	$5,429.5

	Three Months Ended June 30, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$866.0	$11.7	$599.7	$(7.7)	$1,469.7
Molybdenum	58.1	—	48.9	—	107.0
Zinc	59.0	27.2	22.5	(9.5)	99.2
Silver	—	51.2	—	(2.8)	48.4
Other	33.6	11.5	17.5	(1.5)	61.1
Total	$1,016.7	$101.6	$688.6	$(21.5)	$1,785.4

	Six Months Ended June 30, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,665.7	$29.7	$1,160.7	$(20.6)	$2,835.5
Molybdenum	130.1	—	102.9	—	233.0
Zinc	103.6	62.7	42.5	(21.4)	187.4
Silver	—	116.5	—	(3.3)	113.2
Other	71.0	27.2	40.8	(3.0)	136.0
Total	$1,970.4	$236.1	$1,346.9	$(48.3)	$3,505.1

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of June 30, 2021:
Trade receivables	$655.5	$66.9	$713.2	$—	$1,435.6
Related parties, current	18.9	—	0.9	7.8	27.6

As of December 31, 2020:
Trade receivables	$566.0	$57.8	$445.1	$—	$1,068.9
Related parties, current	15.4	—	0.8	7.1	23.3

As of June 30, 2021, the Company has long-term contracts with promises to deliver the following products in 2021:

Copper concentrates (in tons)	188,000
Copper cathodes (in tons)	48,000
Molybdenum concentrates (in tons)	41,414
Sulfuric acid (in tons)	322,415

Provisionally priced sales: At June 30, 2021, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the June 30, 2021 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2021:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	196.6	4.26	July 2021 through November 2021
Molybdenum	11.7	18.95	July 2021 through September 2021

The provisional sales price adjustment included in accounts receivable and net sales as of June 30, 2021 includes a negative adjustment of $16.8 million for copper and a positive adjustment of $79.9 million for molybdenum.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended June 30, 2021
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,632.2	$122.6	$1,142.2	$—	$2,897.0
Intersegment sales	—	38.8	—	(38.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	498.3	112.6	417.4	(42.8)	985.5
Selling, general and administrative	16.4	2.8	9.5	2.7	31.4
Depreciation, amortization and depletion	95.6	12.8	77.7	9.3	195.4
Exploration	0.7	0.9	3.2	4.7	9.5
Operating income	$1,021.2	$32.3	$634.4	$(12.7)	1,675.2
Less:
Interest, net					(88.0)
Other income (expense)					(8.2)
Income taxes					(647.7)
Equity earnings of affiliate					5.1
Non-controlling interest					(3.7)
Net income attributable to SCC					$932.7
Capital investment	$125.4	$18.2	$73.9	$2.3	$219.8
Property and mine development, net	$4,609.8	$546.0	$3,695.8	$604.5	$9,456.1
Total assets	$7,874.8	$994.5	$4,812.2	$4,013.9	$17,695.4

	Six Months Ended June 30, 2021
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$3,110.7	220.7	2,098.1	—	$5,429.5
Intersegment sales	—	65.0	—	(65.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,008.2	193.0	802.3	(74.2)	1,929.3
Selling, general and administrative	32.3	4.9	18.9	5.5	61.6
Depreciation, amortization and depletion	191.2	26.7	159.1	19.0	396.0
Exploration	1.2	2.1	7.2	5.3	15.8
Operating income	$1,877.8	$59.0	$1,110.6	$(20.6)	3,026.8
Less:
Interest, net					(175.2)
Other income (expense)					(5.9)
Income taxes					(1,155.2)
Equity earnings of affiliate					13.1
Non-controlling interest					(7.0)
Net income attributable to SCC					$1,696.6
Capital investment	$275.0	$32.5	$140.4	$4.5	$452.4
Property and mine development, net	$4,609.8	$546.0	$3,695.8	$604.5	$9,456.1
Total assets	$7,874.8	$994.5	$4,812.2	$4,013.9	$17,695.4

	Three Months Ended June 30, 2020
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,016.7	$80.1	$688.6	$—	$1,785.4
Intersegment sales	—	21.5	—	(21.5)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	526.4	81.9	395.9	(27.5)	976.7
Selling, general and administrative	19.2	1.8	8.3	2.1	31.4
Depreciation, amortization and depletion	93.6	10.3	80.3	9.6	193.8
Exploration	0.8	2.2	2.5	0.8	6.3
Operating income	$376.7	$5.4	$201.6	$(6.5)	577.2
Less:
Interest, net					(87.8)
Other income (expense)					(1.0)
Income taxes					(224.4)
Equity earnings of affiliate					(3.1)
Non-controlling interest					(1.4)
Net income attributable to SCC					$259.5
Capital investment	$65.5	$14.4	$30.8	$2.6	$113.3
Property and mine development, net	$4,400.1	$506.7	$3,775.9	$514.3	$9,197.0
Total assets	$7,150.2	$824.1	$4,749.4	$3,081.3	$15,805.0

	Six Months Ended June 30, 2020
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,970.4	$187.8	$1,346.9	$—	$3,505.1
Intersegment sales	—	48.3	—	(48.3)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	991.4	194.1	806.9	(60.0)	1,932.4
Selling, general and administrative	35.9	4.2	17.4	3.1	60.6
Depreciation, amortization and depletion	185.0	20.9	161.6	19.3	386.8
Exploration	1.5	5.1	4.1	4.2	14.9
Operating income	$756.6	$11.8	$356.9	$(14.9)	1,110.4
Less:
Interest, net					(176.6)
Other income (expense)					(8.4)
Income taxes					(446.2)
Equity earnings of affiliate					(2.1)
Non-controlling interest					(2.8)
Net income attributable to SCC					$474.3
Capital investment	$103.7	$39.7	$66.0	$4.9	$214.3
Property and mine development, net	$4,400.1	$506.7	$3,775.9	$514.3	$9,197.0
Total assets	$7,150.2	$824.1	$4,749.4	$3,081.3	$15,805.0

NOTE 14 — SUBSEQUENT EVENTS:

Dividends:

On July 22, 2021, the Board of Directors authorized a dividend of $0.90 per share payable on August 26, 2021 to shareholders of record at the close of business on August 12, 2021.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the second quarter of 2021, approximately 81.1% of our revenue came from the sale of copper; 9.7% from molybdenum; 4.1% from silver; 2.8% from zinc; and 2.3% from various other products, including gold, sulfuric acid and other materials.

●	Copper: In the second quarter of 2021, the LME copper price increased from an average of $3.85 per pound in the first quarter of 2021 to $4.40 (+14.3%). Currently, we are seeing prices at about $4.25 per pound, which bodes a positive outlook for the Company. We believe the following factors are influencing the market:

●	The strong demand that we are seeing in the U.S. and Europe, particularly in terms of cathode consumption.
●	The combined inventories of the LME, Comex, Shanghai and Bonded warehouses remain at relatively low levels, particularly given the number days of consumption considered.
●	The uncertainty regarding future production from Chile and Peru, which together represent about 40% of the world supply.
●	The most important market intelligence houses for the copper market are expecting a market deficit of about 250,000 tons this year due to a recovery in demand, which should grow between 2.0% and 3.5%.

●	Molybdenum: Represented 9.7% of our sales in the second quarter of 2021 and is currently our most significant by-product. Molybdenum prices averaged $13.89 per pound in the second quarter of 2021, compared to $8.24 in the same period of 2020. This represented a 68.6% increase.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness and corrosion and heat resistance. A new use for this metal is in lubricants and sulfur filtering of heavy oils and shale gas production.

●	Silver: Represented 4.1% of our sales in the second quarter of 2021. We believe that the prices for silver will be supported by its level of industrial use and the fact that, like gold, it represents value shelter in times of economic turmoil.

●	Zinc: Represented 2.8% of our sales in the second quarter of 2021. We consider zinc has very good long term fundamentals due to high levels of industrial consumption and expected production.

●	Production: In 2021 and 2022, we expect to produce 958,000 tons of copper, given that production during these periods will be affected by a temporary reduction in ore grade and recovery at our Peruvian operations.

We expect our copper production to recover by 2023 and reach 1,030,000 tons of production as we get Peruvian production back on track and generate new production on our Pilares, El Pilar and Buenavista-Zinc Concentrator

projects.

We also expect to produce 20.6 million ounces of silver in 2021, which represents a decrease of 4.3% with regard to our 2020 production level. In 2021, we expect to produce 72,800 tons of zinc from our mines, up 5.6% from 2020 production level. Additionally, we expect to produce 28,300 tons of molybdenum, which represents a decrease of 6.5% compared to 2020 production levels.

●	Capital Investments: In the first semester of 2021, we spent $452.4 million on capital investments; this represented an increase of 111.1% with regard to the figure registered for the same period in 2020, and represented 26.7% of net income.

CYBERSECURITY EVENT

As previously reported, on March 1, 2021, at approximately 02:00 hours Mexico City time, we experienced a Ransomware cyber-attack, which was operated by humans. This cyber-attack encrypted a total of 479 servers and 303 pieces of personal equipment. However, due to the quick response of our IT team, our Enterprise Resource Planning software was not affected by the aforementioned attack.

After the attack, we immediately began a remediation and recovery process and completely restored the affected servers. So far, the forensic investigation has not identified any concrete evidence of information stolen during the attack. However, we maintain active lines of work in cyberintelligence and forensic investigation to continue monitoring the DarkWeb/DeepWeb and social networks to identify any publication or activity related to the Company; ensure that our systems infrastructure is safe and validate the technological controls affected during the attack.

In March 2021, we appointed a new Head of Information Technology, who is implementing a new information security strategy to ensure business continuity based on processes (controls and corporate governance framework), technology and human capital (organizational culture). The areas of compliance, internal control, information technology and internal audit are working together to integrate reference frameworks, risk management models and the necessary controls to implement the information security strategy and corresponding programs.

As of June 30, 2021, we recorded $0.3 million in costs related to this incident, but may, nonetheless, incur additional costs derived from the strategy and controls being implemented.

COVID-19

In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on a rapid increase in global transmission rates. The full impact of the COVID-19 outbreak will continue and the magnitude of the impact on the Company’s financial condition, liquidity and future operating results is uncertain. Senior Management is actively monitoring the global situation´s effect on the Company´s financial condition, liquidity, operations, suppliers, industry and workforce and is focusing principally on the health, safety and well-being of our employees, their families and the communities where we have operations. As of June 30, 2021, there were no major delays in the supply of the materials and services critical for operations and sales. In addition, the supply of non-critical materials and services for the operations is gradually being restored. Additionally, shipments of products and collections experienced no known major delays in the second quarter of 2021.

As of June 30, 2021, a positive trend was observed in the copper price, which closed at $4.26 per pound (LME) after having dropped to $2.18 per pound at the end of the first quarter of 2020. Considering the market outlook previously described, we have a positive view for the 2021 copper market.

The Company maintains a solid financial position and performance level. We believe this has allowed and will continue to allow us to deal with the effects of the pandemic in a way that prevents adverse material effects on our operations and financial results. The table below compares some of our financial information as follows:

	Jun-21	Dec-20	Jun-20
($ in millions, except ratios)
Cash and cash equivalents	2,394.3	2,183.6	1,808.8
Accounts receivable	1,506.6	1,136.6	937.7
Total assets	17,695.4	16,946.5	15,805.0
Long term debt	6,545.9	6,544.2	6,542.6
Sales	5,429.5	7,984.9	3,505.1

RATIOS
Current assets to current liabilities	3.80	3.49	4.33
Accounts receivable turnover (1)	3.60	7.03	3.74
Total debt ratio (2)	0.37	0.39	0.41
Net income margin (3)	31.2%	19.7%	13.5%
(1)	Represents net sales divided by accounts receivable.
(2)	Represents total debt divided by total assets.
(3)	Represents net income divided by net sales, as a percentage.

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

At the present time, our operations are in compliance with all sanitary and government regulations and maintain proper environmental safeguards. Our COVID-19 emergency protocol has reinforced preventive measures such as disinfecting, clinical monitoring before work, cleaning and sanitizing of work areas and respect for social distancing. We have also restricted the access of contractors, suppliers and personnel to our facilities if visits are not indispensable and enforced multiple actions to limit workforce exposure to COVID-19 by imposing travel restrictions, prohibiting face-to-face meetings and urging frequent hand washing, as well as adhering to all other health, safety and social distancing measures required by governmental authorities. As of June 30, 2021, approximately 96% of the workforce in Mexico was working on site or at home under strict safety measures; the remaining 4% of the workforce was not working, including all individuals at high risk due to age and/or preexisting medical conditions. At our Peruvian operations, approximately 67% of the workforce was working onsite or at home under strict safety measures while the remaining 33% was not working, including all individuals at high risk due to age and/or preexisting medical conditions.

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

Earnings: The table below highlights key financial and operational data of our Company for the three and six months ended June 30, 2021 and 2020 (in millions, except copper price, percentages and per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Copper price LME	4.40	2.42	1.98	81.8%	4.13	2.49	1.64	65.9%
Pounds of copper sold	514.9	595.9	(81.0)	(13.6)%	1,044.4	1,150.4	(106.0)	(9.2)%
Net sales	$2,897.0	$1,785.4	$1,111.6	62.3%	$5,429.5	$3,505.1	$1,924.4	54.9%
Operating income	$1,675.2	$577.2	$1,098.0	190.2%	$3,026.8	$1,110.4	$1,916.4	172.6%
Net income attributable to SCC	$932.7	$259.5	$673.2	259.4%	$1,696.6	$474.3	$1,222.3	257.7%
Earnings per share	$1.21	$0.34	$0.87	255.9%	$2.19	$0.61	$1.58	259.0%
Dividends per share	$0.70	$0.20	$0.50	250.0%	$1.30	$0.60	$0.70	116.7%

Net sales in the second quarter of 2021 were 62.3% higher than in the same period of 2020, which was primarily attributable to higher metal prices for copper (+81.8%), molybdenum (+68.6%), zinc (+48.3%) and silver (+61.9%), as well as an increase in sales volume of zinc (+12.4%). This was slightly offset by decreases in sales volumes of copper (-13.6%), molybdenum (-11.0%) and silver (-24.6%).

Net income attributable to SCC in the second quarter of 2021 was 259.4% higher than in the same period of 2020. This growth was mainly attributable to the increase in metal prices mentioned above.

Net sales in the first six months of 2021 were 54.9% higher than in the same period of 2020, which was primarily attributable to higher metal prices for copper (+65.9%), molybdenum (+40.9%), silver (+58.8%) and zinc (+37.6%). This was slightly offset by decreases in sales volumes of copper (-9.2%), molybdenum (-5.9%), silver (-14.5%) and zinc (-5.9%).

Net income attributable to SCC in the first six months of 2021 was 257.7% higher than in the same period of 2020. This growth was mainly attributable to the increase in metal prices mentioned above and to stable operating costs (+0.3%).

Production: The table below highlights our mine production data for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,				Six months ended June 30,
	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Copper (in million pounds)	522.7	558.1	(35.4)	(6.3)%	1,048.3	1,091.4	(43.1)	(3.9)%
Molybdenum (in million pounds)	15.4	17.2	(1.8)	(10.8)%	31.3	33.1	(1.8)	(5.5)%
Silver (in million ounces)	4.6	5.5	(0.9)	(16.2)%	9.6	10.8	(1.2)	(11.3)%
Zinc (in million pounds)	37.7	34.6	3.1	8.9%	74.0	77.1	(3.1)	(4.0)%

The table below highlights our copper production data for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper (in million pounds):	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Toquepala	130.2	149.3	(19.1)	(12.8)%	258.6	282.8	(24.2)	(8.6)%
Cuajone	93.2	94.8	(1.6)	(1.7)%	180.7	184.0	(3.3)	(1.8)%
La Caridad	72.9	74.7	(1.8)	(2.3)%	145.2	148.3	(3.1)	(2.0)%
Buenavista	221.9	233.3	(11.4)	(4.9)%	453.8	465.4	(11.6)	(2.5)%
IMMSA	4.5	6.0	(1.5)	(24.0)%	10.0	10.9	(0.9)	(8.8)%
Total mined copper	522.7	558.1	(35.4)	(6.3)%	1,048.3	1,091.4	(43.1)	(3.9)%

Second quarter: Mined copper production in the second quarter of 2021 fell by 6.3% to 522.7 million pounds compared to 558.1 million pounds in the second quarter of 2020. This was mainly attributable to a drop in production at all our mines, most importantly Toquepala (-12.8%) and Buenavista (-4.9%) due to lower grades.

Molybdenum production decreased 10.8% in the second quarter of 2021 with regard to the levels registered in the second quarter of 2020. This was attributable to a decrease in production at our Toquepala (-18.8%) and Buenavista (-29.4%) mines due to lower ore grades and recoveries. This effect was partially offset by a increase in production at the La Caridad (+4.7%) and Cuajone (+2.7%) mines due to higher ore grades.

Silver mine production decreased 16.2% in the second quarter of 2021 due to a drop in production at the Toquepala (-24.2%), Buenavista (-15.7%) and IMMSA (-25.2%) operations. This was offset by higher production at the Cuajone (+8.5%) and La Caridad (+1.6%) mines.

Zinc production increased 8.9% in the second quarter of 2021 compared with the same period of 2020. This increase was mainly attributable to higher production at the Charcas (+31.8%) and San Martin (+37.3%) mines, which was partially offset by lower production at the Santa Barbara mine (-24.9%).

Six months: Mined copper production in the first six months of 2021 decreased 3.9% to 1,048.3 million pounds compared to 1,091.4 million pounds in the same period of 2020. This decrease was mainly attributable to a drop in production at all our mines and at Toquepala (-8.6%) and Buenavista (-2.5%) in particular due to lower grades.

Molybdenum production decreased 5.5% in the first six months of 2021 compared to the same period in 2020; this was mainly due to lower production at our Buenavista (-25.8%) and Toquepala (-6.6%) mines, which was partially offset by higher production at the Cuajone (+8.0%) and La Caridad (+2.9%) mines.

Silver mine production decreased 11.3% in the first six months of 2021; this was principally due to lower production at our Toquepala (-17.1%), Buenavista (-14.5%) and IMMSA (-17.5%) operations, which was partially offset by higher production at Cuajone (+10.9%) and La Caridad (+5.0%) mines.

Zinc production decreased 4.0% in the first six months of 2021, which was mainly due to the shut down at the Santa Eulalia mine due to severe flooding. This was partially offset by higher production at our Charcas and San Martin mines. We are currently evaluating different options to supply the concentrator at Santa Eulalia.

Operating Cash Costs: An overall benchmark that we use, which is a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 60. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

In our calculation of operating cash cost per pound of copper produced, we exclude depreciation, amortization and depletion, which are considered non-cash expenses. Exploration is considered a discretionary expenditure and is also excluded. Workers’ participation provisions are determined on the basis of pre-tax earnings and are also excluded. Additional exclusions from operating cash costs are items of a non-recurring nature and the mining royalty charge as it is based on various calculations of taxable income, depending on which jurisdiction, Peru or Mexico, is imposing the charge. We believe these adjustments allow our management and stakeholders to more fully visualize our controllable cash cost, which we believe is one of the lowest of all copper-producing companies of similar size.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three and six months ended June 30, 2021 and 2020:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Total operating cash cost before by‑product revenues	$817.9	$684.6	$133.3	19.5%	$1,589.3	$1,420.3	$169.0	11.9%
Total by‑product revenues	$(521.1)	$(321.5)	$(199.6)	62.1%	$(914.8)	$(661.7)	$(253.1)	38.2%
Total operating cash cost net of by‑product revenues	$296.8	$363.1	$(66.3)	(18.3)%	$674.5	$758.6	$(84.1)	(11.1)%
Total pounds of copper produced(2)	507.7	541.7	(34.0)	(6.3)%	1,018.5	1,059.6	(41.1)	(3.9)%
Operating cash cost per pound before by‑product revenues	$1.61	$1.26	$0.35	27.8%	$1.56	$1.34	$0.22	16.4%
By‑products per pound revenues	$(1.02)	$(0.59)	$(0.43)	72.9%	$(0.90)	$(0.62)	$(0.28)	45.2%
Operating cash cost per pound net of by‑product revenues	$0.59	$0.67	$(0.08)	(11.9)%	$0.66	$0.72	$(0.06)	(8.3)%
(1)	These are non-GAAP measures. Please see page 60 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

As seen in the table above, our per pound cash cost before by-product revenues in the second quarter of 2021 was 27.4% higher than in the same period of 2020. This increase is mainly attributable to an increase in production costs and to the unit cost effect of lower production. Our cash cost per pound net of by-product revenue for the second quarter of 2021 decreased 12.1% when compared with the same period of 2020. This was mainly attributable to a significant increase in by-product revenues.

For the six months ended June 30, 2021, our per pound cash cost before by-product revenues was 16.4% higher than in the same period of 2020. This increase was mainly driven by an increase in production costs. The operating cash cost per pound of copper net of by-product revenue was $0.66 in the six months ended June 30, 2021. This represented an improvement of 7.8% compared to the $0.72 reported in the same period of 2020 and was mainly due to a significant increase in by-product revenues.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, and for copper, molybdenum, zinc and silver in particular.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining six months of 2021, assuming that expected metal production and sales are achieved, tax rates remain unchanged and no effects are generated by potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$58.7	$18.9	$6.9	$7.0

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

Capital Investment Programs: We made capital investments of $452.4 million in the six months ended June 30, 2021, compared to $214.3 million in the same period of 2020. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects by utilizing cash on hand; internally generated funds and additional external financing, including funding received in September 2019. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy, market conditions or the COVID-19 pandemic.

Projects in Mexico:

Buenavista Zinc - Sonora: This project is located within the Buenavista facility and includes the development of a new concentrator to produce approximately 100,000 tons of zinc and 20,000 tons of copper per year. We have completed the basic engineering study and the detailed engineering study has reached 94% completion. In order to continue with the project, stronger preventive measures to combat COVID-19 have been put in place. Procurement has progressed 84%. Additionally, construction site works are in progress. The project has all the necessary permits. The project´s budget is $413 million, and we expect to initiate operations in 2023. As of June 30, 2021, we had invested $178.2 million in this project. When completed, we anticipate that this new facility will double the Company’s zinc production capacity and will provide 490 direct jobs and 1,470 indirect jobs.

Pilares - Sonora: This project, located six kilometers from La Caridad, will be developed as an open-pit mine operation with an annual production capacity of 35,000 tons of copper in concentrate. A new 25-meter wide off-road facility for mining trucks has been built and will be used to transport the ore from the pit to the primary crushers at the La Caridad copper concentrator. This will significantly improve the overall mineral ore grade (combining the 0.78% expected from Pilares with 0.34% from La Caridad). The budget for Pilares is $159 million and we expect the project to begin production in the first quarter of 2022. As of June 30, 2021, we had invested $75.3 million in this project.

El Pilar - Sonora: This is a low-capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 281 million tons of ore with an average copper grade of 0.301%. El Pilar will operate as a conventional open-pit mine with an annual production capacity of 36,000 tons of copper cathodes. This operation will use highly cost efficient and environmentally friendly SX-EW technology. We estimate a development investment of approximately $310 million. As of June 30, 2021, we had invested $2.0 million in this project. The results from experimental pads in leaching process have confirmed adequate levels of copper recovery. We expect this project to start production in 2023 with an expected mine life of 13 years. The Company continues developing the project basic engineering and site environmental activities.

The San Martin mine recovery program. After eleven years of illegal stoppage, we resumed control of the San Martin mine in August 2018. The San Martin facilities deteriorated during this period but we made a major renovation and restarted operations during the second quarter of 2019. Currently, the mine has 200,000 tons of ore and the concentrator has initiated production. In 2020, we produced 14,361 tons of zinc, 2.8 million ounces of silver, 3,601 tons of copper, and 1,425 tons of lead. As of June 2021, the Company had virtually completed the rehabilitation plan to restore operations at the San Martin mine with a total expense of approximately $89.1 million and has reached full operating capacity.

Projects in Peru:

Quebrada Honda dam expansion – Tacna: This project aims to enlarge the main and lateral dams in Quebrada Honda and includes the relocation of some facilities due to dam growth and implementation of other facilities for water recovery, among other factors. As of June 30, 2021, the engineering study was complete. The majority of the main equipment and materials have been procured and are arriving according to schedule. Construction is in progress with work on three fronts. This project has a total budget of $140.0 million, of which we had committed $52.0 million and invested $62.8 million as of June 30, 2021.

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

El Arco - Baja California: This is a world-class copper deposit located in the central part of the Baja California peninsula, with ore reserves of over 2.4 billion tons with an ore grade of 0.422%, 0.3 billion tons of leach material with an ore grade of 0.288% and 0.11 grams of gold per ton. This project envisions an open-pit mine with a combined concentrator and SX-EW operations, with an estimated production capacity of 190,000 tons of copper and 105,000 ounces of gold annually. The project has an estimated capital budget of $2.9 billion. As of June 30, 2021, we have invested $63.6 million in this project. The Company has started the baseline study and it is reviewing the basic engineering analysis to request the environmental impact permit. Several years back, we began to acquire the rights to all relevant mining concessions in the area; this process was completed in 2020.

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

2021.

Michiquillay Project - Cajamarca: On June 12, 2018, Southern Copper signed a contract and made an initial payment of $12.5 million for the acquisition of the Michiquillay project in Cajamarca, Peru. The Company has created a multidisciplinary management team to plan the development of this project. As part of this plan, the Company has established contact with the local and regional authorities and communities in order to promote programs for the sustainable development of the area. In 2020, we continued to develop social and environmental programs for the local communities. In February 2021, we completed a semi-detailed environmental impact assessment and submitted it to the Peruvian authorities for approval. This will allow us to begin a 50,000 meter diamond drilling program to verify and update the project´s estimated mineralized materials. In June 2021, the Company paid an additional $12.5 million to acquire the project.

Michiquillay is a world class mining project with estimated mineralized material of 1,150 million tons with an estimated copper grade of 0.63%. When developed, we expect Michiquillay to produce 225,000 tons of copper per year (along with by-products of molybdenum, gold and silver) for an initial mine life of more than 25 years, at a competitive cash-cost. We estimate an investment of approximately $2.5 billion will be required and expect production start-up by 2028 and that Michiquillay will become one of Peru´s largest copper mines. The project will create significant business opportunities in the Cajamarca region; generate new jobs for the local communities and contribute with taxes and royalties to the local, regional and national governments.

The information above is based on estimates only. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

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

Southern Peru signed an inter-institutional cooperation agreement with the Ministry of Health of Peru that allows the Company to support the government in efforts to organize and implement 26 vaccination sites in the regions of Arequipa, Moquegua, Tacna, Cajamarca and Apurimac. The Company will donate more than USD $2.45 million to vaccinate 424 thousand-plus people over the next 2 months, which is equivalent to 40% of the population of these regions. The aforementioned agreement was the third of three agreements signed with the Peruvian government to aggressively fight the pandemic. The first entailed a donation of 2,181.4 tons of medical oxygen, which was produced by the oxygen plants at our Ilo smelter to provide liquid oxygen to to the southern regions of Peru. The second donated four oxygen plants (two of them mobile), which are currently operating in the regions of Tacna, Puno, Arequipa, Piura and Cajamarca.

Our company is committed with sourcing our operations with renewable energy. In 2020, 22% of Southern Copper Corporation’s electricity came from renewable sources. We are currently evaluating options to contract an additional portion of our power demand from renewable electricity. In 2022, we expect at least 25% of our energy supply will come from renewable electricity.

The percentage of recycled water from mining operations has increased 5% over the last three years and reached 74% in 2020. This represented savings of approximately 3.5 million cubic meters of fresh water a year. The Company has made major efforts to increase the amount of water available to the nearby communities in Mexico and Peru and has rehabilitated more than 200 kilometers of irrigation canals and 400 water reservoirs. These initiatives have benefitted 20 thousand farmers and in just 5 years, the Company has invested $79 million in water projects for communities.

Grupo Mexico published its Sustainable Development Report 2020, which contains information on Southern Copper Corporation’s progress in areas relative to sustainability and is aligned with the reporting standards of the Global Reporting Initiative (GRI) and, for the first time, also adheres to the frameworks of the Sustainability Accounting Standards Board (SASB) and the Task Force on Climate-Related Financial Disclosure. The 2020 version includes a section on the SCC’s response to the COVID-19 pandemic and provides greater detail on issues relative to economic, governance and climate change performance.

CLIMATE CHANGE

Peruvian operations: On April 17, 2018, the Peruvian government enacted Law N. 30754, establishing a Climate Change Framework. Through this law, promoting public and private investments in climate change management is declared to be of national interest. The law proposes to create an institutional framework to address climate change in Peru, outlining new measures, particularly with respect to climate change mitigation. It includes, for example, provisions regarding: increasing carbon capture and use of carbon sinks; afforestation and reforestation practices; land use changes; and sustainable systems of transportation, solid waste management, and energy systems. This is the first climate change framework law in Latin America to incorporate obligations from the Paris Agreement. Regulations to this law were enacted by Supreme Decree 013-2019, which was published on December 31, 2019 and are applicable to all Peruvian institutions and agencies. It is expected that further Peruvian regulations will be applicable to non-governmental entities. The Company anticipates initiating a multi-year process to adopt applicable reporting recommendations of the Task-Force on Climate-Related Financial Disclosures (TCFD) once new Peruvian climate change regulations applicable to non-governmental entities are implemented. The Company is committed to the environment and to managing climate-related impacts. The Company’s focus is to seek continuous improvement in the responsible use of natural resources while complying with strict applicable legal standards for prevention, mitigation, control and remediation of environmental impacts. Implementing continuous improvement in the Company’s processes improves efficiency in the use and consumption of energy, water, and other natural resources.

Mexican operations: Grupo Mexico, the indirect parent of SCC has issued sustainability reports under the Global Reporting Initiative (GRI) for more than 10 years. Grupo Mexico also participates in different Mexican and international reporting programs such as the Greenhouse Gases (GHG) Mexico Program and CDP (formerly the Carbon Disclosure Project). In 2013, GHG and CDP signed a memorandum of understanding to work on aligning their reporting frameworks. Grupo Mexico’s 2018 CDP questionnaire included responses to the Task Force on Climate-Related Disclosure or TCFD concerns. In compliance with the 2012 Mexican Climate Change Law, Grupo Mexico’s GHG emissions are reported and verified independently. Grupo Mexico’s Sustainability Reports, which disclose inventories of GHG emissions, can be found at “https://www.gmexico.com/en/Pages/development.aspx”. As indicated above, the Grupo Mexico 2020 report is aligned with the reporting standards of the Global Reporting Initiative (GRI) and, for the first time, also adheres to the frameworks of the Sustainability Accounting Standards Board (SASB) and the Task Force on Climate-Related Financial Disclosures.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Statement of Earnings Data	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Net sales	$2,897.0	$1,785.4	$1,111.6	$62.3%	$5,429.5	$3,505.1	$1,924.4	$54.9%
Operating costs and expenses	(1,221.8)	(1,208.2)	(13.6)	1.1%	(2,402.7)	(2,394.7)	(8.0)	0.3%
Operating income	1,675.2	577.2	1,098.0	190.2%	3,026.8	1,110.4	1,916.4	172.6%
Non‑operating income (expense)	(96.2)	(88.8)	(7.4)	8.3%	(181.1)	(185.0)	3.9	(2.1)%
Income before income taxes	1,579.0	488.4	1,090.6	223.3%	2,845.7	925.4	1,920.3	207.5%
Income taxes	(647.7)	(224.4)	(423.3)	188.6%	(1,155.2)	(446.2)	(709.0)	158.9%
Equity earnings of affiliate	5.1	(3.1)	8.2	(264.5)%	13.1	(2.1)	15.2	(723.8)%
Net income attributable to non‑controlling interest	(3.7)	(1.4)	(2.3)	164.3%	(7.0)	(2.8)	(4.2)	150.0%
Net income attributable to SCC	$932.7	$259.5	$673.2	$259.4%	$1,696.6	$474.3	$1,222.3	$257.7%

NET SALES

Net sales in the second quarter of 2021 were 62.3% higher than in the same period of 2020. This improvement was driven by an increase in prices of copper (+81.8% - LME), molybdenum (+68.6%), silver (+61.9%) and zinc (+48.3%) and by an uptick in the sales volume of zinc (+12.4%). This effect was slightly offset by lower sales volumes for copper (-13.6%), molybdenum (-11.0%) and silver (-24.6%).

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Copper price ($per pound—LME)	$4.40	$2.42	81.8%	$4.13	$2.49	65.9%
Copper price ($per pound—COMEX)	$4.43	$2.43	82.3%	$4.14	$2.50	65.6%
Molybdenum price ($per pound)(1)	$13.89	$8.24	68.6%	$12.54	$8.90	40.9%
Zinc price ($per pound—LME)	$1.32	$0.89	48.3%	$1.28	$0.93	37.6%
Silver price ($per ounce—COMEX)	$26.78	$16.54	61.9%	$26.54	$16.71	58.8%
(1)	Platts Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales as a percentage of total net sales	2021	2020	2021	2020
Copper	81.1%	82.3%	82.2%	80.9%
Molybdenum	9.7%	6.0%	8.3%	6.6%
Silver	4.1%	5.6%	4.8%	5.4%
Zinc	2.8%	2.7%	2.2%	3.2%
Other by‑products	2.3%	3.4%	2.5%	3.9%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product for the three and six months ended June 30, 2021 and 2020. The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales (million pounds)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Refined (including SX‑EW)	210.3	294.2	(83.9)	(28.5)%	446.3	569.9	(123.6)	(21.7)%
Rod	122.3	73.7	48.6	65.9%	245.8	175.3	70.5	40.2%
Concentrates and other	182.3	228.0	(45.7)	(20.0)%	352.3	405.2	(52.9)	(13.1)%
Total	514.9	595.9	(81.0)	(13.6)%	1,044.4	1,150.4	(106.0)	(9.2)%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
Copper Sales by product type	2021	2020	2021	2020
Refined (including SX‑EW)	40.8%	49.4%	42.7%	49.5%
Rod	23.8%	12.4%	23.6%	15.3%
Concentrates and other	35.4%	38.2%	33.7%	35.2%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Power	16.4%	17.8%	18.0%	16.8%
Labor	11.7%	14.0%	11.8%	13.8%
Fuel	14.3%	9.5%	14.2%	11.2%
Maintenance	21.6%	21.5%	21.1%	21.9%
Operating material	17.2%	17.4%	17.0%	17.5%
Other	18.8%	19.8%	17.9%	18.8%
Total	100.0%	100.0%	100.0%	100.0%

Second quarter: Operating costs and expenses were $1,221.8 million in the second quarter of 2021 compared to $1,208.2 million in the same period of 2020. The increase of $13.6 million was primarily due to:

Operating cost and expenses for the second quarter of 2020		$1,208.2
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which was mainly driven by an uptick in the workers' participation expense and an increase in the cost of repair materials, fuel and power; this was partially offset by an increase in capitalized leachable material and lower inventory consumption.	84.4
•	Increase in exploration expense.	3.2
•	Increase in depreciation, amortization and depletion expense.	1.6
Less:
•	Decrease in the volume and cost of metals purchased from third parties.	(75.6)
Operating cost and expenses for the second quarter of 2021		$1,221.8

Six months: Operating costs and expenses were $2,402.7 million in the first six months of 2021 compared to $2,394.7 million in the same period of 2020. The increase of $8.0 million was primarily due to:

Operating cost and expenses for the first six months of 2020		$2,394.7
Plus:
	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which was mainly attributable to an increase in the workers' participation expense and in the cost of repairing materials, fuel and power; this was partially offset by an increase in capitalized leachable material and lower inventory consumption.	160.6
•	Increase in depreciation, amortization and depletion expense.	9.2
•	Increase in exploration expense.	1.0
•	Increase in selling, general and administrative expenses.	0.9
Less:
•	Decrease in volume and cost of metals purchased from third parties.	(163.7)
Operating cost and expenses for the first six months of 2021		$2,402.7

NON-OPERATING INCOME (EXPENSES)

Non-operating income (expense) represented a net expense of $96.2 million and $181.1 million in the three and six months ended June 30, 2021 compared to a net expense of $88.8 million and $185.0 million in the three and six months ended June 30, 2020.

Second quarter: The $7.4 million increase in the expense level was principally due to:

●	$7.2 million increase in miscellaneous expense, net, which was mainly attributable to a $5.0 million insurance payment received in the second quarter of 2020 due to rain damages at our Peruvian operations,
●	$3.0 million decrease in interest income; which was partially offset by a
●	$1.5 million decrease in interest expense, and a
●	$1.3 million increase in capitalized interest.

Six months: The $3.9 million decrease in the expense level was principally due to:

●	$6.6 million decrease in interest expense, primarily attributable to the debt repayment of $400 million in April 2020.
●	$3.3 million increase in capitalized interest,
●	$2.5 million decrease in miscellaneous expense, net; which was partially offset by a
●	$8.5 million decrease in interest income.

INCOME TAXES

	Six Months Ended
	June 30,
	2021	2020
Provision for income taxes ($in millions)	$1,155.2	$446.2
Effective income tax rate	40.6%	48.2%

These provisions include income taxes for Peru, Mexico and the United States. The Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The decrease in the effective income tax rate in 2021 compared to the same period in 2020 was primarily attributable to a movement in exchange gains and losses from the strong depreciation of the Mexican peso against the U.S. dollar in 2020.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales (million pounds)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Peruvian operations	216.7	244.1	(27.4)	(11.2)%	430.6	472.2	(41.6)	(8.8)%
Mexican open‑pit	298.1	350.7	(52.6)	(15.0)%	610.6	672.5	(61.9)	(9.2)%
Mexican IMMSA unit	6.7	6.4	0.3	4.7%	13.1	15.1	(2.0)	(13.2)%
Other and intersegment elimination	(6.6)	(5.3)	(1.3)	24.5%	(9.9)	(9.4)	(0.5)	5.3%
Total copper sales	514.9	595.9	(81.0)	(13.6)%	1,044.4	1,150.4	(106.0)	(9.2)%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
By‑product Sales (million pounds, except silver—million ounces)	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	7.1	8.1	(1.0)	(12.3)%	14.7	15.0	(0.3)	(2.0)%
Silver	1.3	1.5	(0.2)	(13.3)%	2.5	2.8	(0.3)	(10.7)%
Mexican open‑pit operations:
Molybdenum contained in concentrate	8.2	9.1	(0.9)	(9.9)%	16.5	18.2	(1.7)	(9.3)%
Silver	2.5	3.5	(1.0)	(28.6)%	5.2	6.3	(1.1)	(17.5)%
IMMSA unit
Zinc‑refined and in concentrate	58.8	52.3	6.5	12.4%	86.4	116.0	(29.6)	(25.5)%
Silver	1.4	1.7	(0.3)	(17.6)%	3.3	3.8	(0.5)	(13.2)%
Other and intersegment elimination
Silver	(0.6)	(0.6)	—	—%	(1.1)	(1.3)	0.2	(15.4)%
Total by‑product sales
Molybdenum contained in concentrate	15.3	17.2	(1.9)	(11.0)%	31.2	33.2	(2.0)	(6.0)%
Zinc‑refined and in concentrate	58.8	52.3	6.5	12.4%	86.4	116.0	(29.6)	(25.5)%
Silver	4.6	6.1	(1.5)	(24.6)%	9.9	11.6	(1.7)	(14.7)%

Peruvian Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Net sales	$1,142.2	$688.6	$453.6	65.9%	$2,098.1	$1,346.9	$751.2	55.8%
Operating costs and expenses	(507.8)	(487.0)	(20.8)	4.3%	(987.5)	(990.0)	2.5	(0.3)%
Operating income	$634.4	$201.6	$432.8	214.7%	$1,110.6	$356.9	$753.7	211.2%

Net sales in the second quarter of 2021 were $1,142.2 million compared to $688.6 million in the second quarter of 2020. The increase in net sales was mainly driven by higher copper (+81.8%), molybdenum (+68.6%) and silver (+61.9%) prices, which was partially offset by lower copper (-11.2%), molybdenum (-12.3%) and silver (-13.3%) sales volumes.

Operating costs and expenses in the second quarter of 2021 increased by $20.8 million to $507.8 million compared to $487.0 million in the second quarter of 2020. This was primarily due to:

Operating costs and expenses for the second quarter of 2020		$487.0
Plus:
•	Increase in cost of sales (exclusive of depreciation, amortization and depletion), which was mainly driven by an increase in the workers' participation expense and in the cost of repair materials and fuel; this was partially offset by an increase in capitalized leachable material, a decrease in inventory consumption and foreign currency effect.	21.5
•	Increase in selling, general and administrative expenses.	1.2
•	Increase in exploration expenses.	0.7
Less:
•	Decrease in depreciation, amortization and depletion expense.	(2.6)
Operating costs and expenses for the second quarter of 2021		$507.8

Net sales in the first six months of 2021 were $2,098.1 million compared to $1,346.9 million in the same period of 2020. The increase in net sales was mainly driven by higher copper (+65.7%), molybdenum (+40.8%) and silver (+58.8%) prices, which was partially offset by lower copper (-8.8%), molybdenum (-2.0%) and silver (-10.7%) sales volumes.

Operating costs and expenses in the first six months of 2021 decreased by $2.5 million to $987.5 million compared to $990.0 million in the same period of 2020. This was primarily due to:

Operating costs and expenses for the first six months of 2020		$990.0
Plus:
•	Increase in cost of sales (exclusive of depreciation, amortization and depletion), which was mainly driven by an increase in the workers' participation expense and in the cost of repair materials, fuel and power; this was partially offset by an increase in capitalized leachable material and by a decrease in inventory consumption and labor costs.	26.6
•	Increase in exploration expenses.	3.1
•	Increase in selling, general and administrative expenses.	1.5
Less:
•	Decrease in volume and cost of metals purchased from third parties.	(31.2)
•	Decrease in depreciation, amortization and depletion expense.	(2.5)
Operating costs and expenses for the first six months of 2021		$987.5

Mexican Open-pit Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Net sales	$1,632.2	$1,016.7	$615.5	60.5%	$3,110.7	$1,970.4	$1,140.3	57.9%
Operating costs and expenses	(611.0)	(640.0)	29.0	(4.5)%	(1,232.9)	(1,213.8)	(19.1)	1.6%
Operating income	$1,021.2	$376.7	$644.5	171.1%	$1,877.8	$756.6	$1,121.2	148.2%

Net sales in the second quarter of 2021 were $1,632.2 million, compared to $1,016.7 million in the second quarter of 2020. The increase of $615.5 million was principally due to higher copper (+81.8%), molybdenum (+8.6%) and silver (+61.9%) prices. This effect was slightly offset by decreases in copper (-15.0%), silver (-28.6%) and molybdenum (-9.9%) sales volumes.

Operating costs and expenses in the second quarter of 2021 decreased by $29.0 million to $611.0 million versus $640.0 million in the same 2020 period, primarily due to:

Operating costs and expenses for the second quarter of 2020		$640.0
Less:
•	Decrease in cost and volume of metals purchased from third parties.	(73.4)
•	Decrease in selling, general and administrative expenses.	(2.8)
•	Decrease in exploration expenses.	(0.1)
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which was mainly attributable to an increase in the workers' participation expense; foreign currency effect and higher costs for repair materials, fuel and power; this was partially offset by an increase in capitalized leachable material and by a decrease in inventory consumption.	45.3
•	Increase in depreciation, amortization and depletion expense.	2.0
Operating costs and expenses for the second quarter of 2021		$611.0

Net sales in the first six months of 2021 were $3,110.7 million, compared to $1,970.4 million in the same period of 2020. The increase of $1,140.3 million was principally due to higher copper (+65.9%), molybdenum (+40.9%) and silver (+58.8%) prices. This effect was slightly offset by decreases in copper (-9.2%), silver (-17.5%) and molybdenum (-9.3%) sales volumes.

Operating costs and expenses in the first six months of 2021 increased by $19.1 million to $1,232.9 million versus $1,213.8 million in the same 2020 period, primarily due to:

Operating costs and expenses for the first six months of 2020		$1,213.8
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which was mainly driven by an increase in the higher workers' participation expense; foreign currency effect and higher costs for repair materials, fuel and power; this was partially offset by an increase in capitalized leachable material.	142.8
•	Increase in depreciation, amortization and depletion expense.	6.2
Less:
•	Decrease in cost and volume of metals purchased from third parties.	(126.0)
•	Decrease in selling, general and administrative expenses.	(3.6)
•	Decrease in exploration expenses.	(0.3)
Operating costs and expenses for the first six months of 2021		$1,232.9

Mexican Underground Operations (IMMSA):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Variance	% Change	2021	2020	Variance	% Change
Net sales	$161.4	$101.6	$59.8	58.9%	$285.7	$236.1	$49.6	21.0%
Operating costs and expenses	(129.1)	(96.2)	(32.9)	34.2%	(226.7)	(224.3)	(2.4)	1.1%
Operating income	$32.3	$5.4	$26.9	498.1%	$59.0	$11.8	$47.2	400.0%

Net sales in the second quarter of 2021 were $161.4 million, compared to $101.6 million in the second quarter of 2020. This increase of $59.8 million was primarily due to higher copper (+81.8%), silver (+61.9%) and zinc (+48.3%) prices and increases in zinc (+12.4%) and copper (+4.7%) sales volumes. This effect was partially offset by a decrease in silver (-17.6%) sales volume.

Operating costs and expenses in the second quarter of 2021 increased by $32.9 million, situating at $129.1 million versus $96.2 million in the second quarter of 2020. This was primarily due to:

Operating costs and expenses for the second quarter of 2020		$96.2
Plus:
•	Increase in cost of sales (exclusive of depreciation, amortization and depletion), which was mainly due to an uptick in the cost of: metals purchased from third parties; power; workers' participation and repair materials. The aforementioned was partially offset by a decrease in inventory consumption.	30.7
•	Increase in depreciation, amortization and depletion expense.	2.5
•	Increase in selling, general and administrative expenses.	1.0
Less:
•	Decrease in exploration expenses.	(1.3)
Operating costs and expenses for the second quarter of 2021		$129.1

Net sales in the first six months of 2021 were $285.7 million, compared to $236.1 million in the same period of 2020. This increase of $49.6 million was primarily due to higher zinc (+37.6%), copper (+65.9%) and silver (+58.8%) prices and increases in zinc (+12.4%) and copper (+4.7%) sales volumes. This effect was partially offset by a decrease in the silver (-17.6%) sales volume.

Operating costs and expenses in the first six months of 2021 increased by $2.4 million, situating at $226.7 million versus $224.3 million in the same period of 2020. This was primarily due to:

Operating costs and expenses for the first six months of 2020		$224.3
Plus:
•	Increase in depreciation, amortization and depletion expense.	5.8
•	Increase in selling, general and administrative expenses.	0.7
Less:
•	Decrease in exploration expenses.	(3.0)
•	Decrease in cost of sales (exclusive of depreciation, amortization and depletion); this was mainly driven by a drop in inventory consumption, which was partially offset by increases in the cost of metals purchased from third parties, power, workers' participation and repair materials.	(1.1)
Operating costs and expenses for the first six months of 2021		$226.7

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the first six months of 2021 and 2020 (in millions):

	2021	2020	Variance
Net cash provided by operating activities	$1,844.2	$894.5	$949.7
Net cash used in investing activities	$(597.9)	$(163.9)	$(434.0)
Net cash provided by (used in) financing activities	$(1,007.7)	$(866.2)	$(141.5)

Net cash provided by operating activities:

The change in net cash from operating activities for the first six months of 2021 and 2020 include (in millions):

	2021	2020	Variance	% Change
Net income	$1,703.6	$477.1	$1,226.5	257.1%
Depreciation, amortization and depletion	396.0	386.8	9.2	2.4%
Provision (benefit) for deferred income taxes	3.2	(11.3)	14.5	(128.3)%
Loss (gain) on foreign currency transaction effect	(13.4)	(28.9)	15.5	(53.6)%
Other adjustments to net income	2.8	10.2	(7.4)	(72.5)%
Operating assets and liabilities	(248.0)	60.6	(308.6)	(509.2)%
Net cash provided by operating activities	$1,844.2	$894.5	$949.7	106.2%

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts, foreign currency fluctuations and changes in operating assets and liabilities.

Six months ended June, 2021: Net income was $1,703.6 million, which represented approximately 92.4% of the net operating cash flow. Operating cash flow decreased by $248.0 million due to the following variances in operating assets and liabilities:

●	$(366.7) million increase in trade accounts receivable, which was mainly attributable to the increase in metal prices in the first semester of 2021.
●	$1.1 million net decrease in inventory; this was primarily driven by a $15.0 million drop in the leaching inventory, which was in turn partially offset by a $14.4 million increase in the work in process inventory.
●	$77.2 million increase in accounts payable and accrued liabilities, which was mainly due to the increase in accrued income taxes at our Mexican and Peruvian operations.
●	$40.4 million decrease in other operating assets and liabilities.

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

Net cash used in investing activities:

Six months ended June 30, 2021: Net cash used in investing activities included $452.4 million for capital investments. The capital investments included:

●	$312.0 million of investments at our Mexican operations:

●	$103.5 million for the Buenavista-Zinc project,
●	$26.8 million for the new tailing disposal deposit at the Buenavista mine,
●	$16.7 million for the Pilares project,
●	$16.1 million for land acquisitions for new projects,
●	$34.0 million at our IMMSA unit,
●	$102.0 million for various replacement and maintenance expenditures, mainly at our Buenavista and La Caridad mines, and
●	$12.9 million decrease in capital expenditures incurred but not yet paid.

●	$140.4 million of investments at our Peruvian operations:

●	$32.1 million for the Quebrada Honda dam expansion,
●	$16.2 million for the Toquepala concentrator expansion project,
●	$8.9 million for the relocation of facilities at Toquepala,
●	$5.6 million for projects at the Ilo facilities,
●	$66.3 million for various other replacement and maintenance expenditures, and
●	$11.3 million decrease in capital expenditures incurred but not yet paid.

Investment activities in the first six months of 2021 include $135.0 million of net purchases of short-term investments, and $12.5 million for the second payment for the acquisition of the Michiquillay project.

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

Net cash used in financing activities in the six months ended June 30, 2021 was $1,007.7 million and included a dividend distribution of $1,005.0 million. Net cash used in financing activities in the six months ended June 30, 2020 was $866.2 million, and included a dividend distribution of $463.8 million, as well as a debt repayment of $400 million.

Dividends:

On May 25, 2021, we paid a dividend of $0.70 per share for a total of $541.1 million. On July 22, 2021, our Board of Directors authorized a quarterly dividend of $0.90 per share, for an expected total of approximately $695.8 million, to be paid on August 26, 2021 to SCC shareholders of record at the close of business on August 12, 2021.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the second quarter of 2021. Please see item 7 in Part II of our 2020 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 43) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$985.5	$1.95	$976.7	$1.80	$1,929.3	$1.90	$1,932.4	$1.82
Add:
Selling, general and administrative	31.4	0.06	31.4	0.06	61.6	0.06	60.6	0.06
Sales premiums, net of treatment and refining charges	(8.6)	(0.02)	10.2	0.02	(15.6)	(0.02)	9.5	0.01
Less:
Workers’ participation	(105.5)	(0.21)	(41.1)	(0.08)	(209.7)	(0.21)	(94.7)	(0.09)
Cost of metals purchased from third parties	(68.6)	(0.14)	(144.2)	(0.27)	(109.8)	(0.11)	(273.5)	(0.26)
Royalty charge and other, net	(43.6)	(0.08)	(44.6)	(0.08)	(59.9)	(0.05)	(53.1)	(0.05)
Inventory change	27.3	0.05	(103.8)	(0.19)	(6.6)	(0.01)	(160.9)	(0.15)
Operating Cash Cost before by‑product revenues	$817.9	$1.61	$684.6	$1.26	$1,589.3	$1.56	$1,420.3	$1.34
Add:
By‑product revenues(1)	(522.3)	(1.02)	(300.7)	(0.56)	(905.0)	(0.89)	(622.1)	(0.59)
Net revenue on sale of metal purchased from third parties	1.2	—	(20.8)	(0.03)	(9.8)	(0.01)	(39.6)	(0.03)
Add:
Total by‑product revenues	(521.1)	(1.02)	(321.5)	(0.59)	(914.8)	(0.90)	(661.7)	(0.62)
Operating Cash Cost net of by‑product revenues	$296.8	$0.59	$363.1	$0.67	$674.5	$0.66	$758.6	$0.72
Total pounds of copper produced (in millions)	507.7		541.7		1,018.5		1,059.6
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(282.2)	$(0.55)	$(107.0)	$(0.20)	$(451.8)	$(0.44)	$(233.0)	$(0.22)
Silver	(116.2)	(0.23)	(96.4)	(0.18)	(243.4)	(0.24)	(172.1)	(0.16)
Zinc	(60.7)	(0.12)	(38.8)	(0.07)	(78.5)	(0.08)	(90.2)	(0.09)
Sulfuric Acid	(34.1)	(0.07)	(28.8)	(0.05)	(70.2)	(0.07)	(71.2)	(0.07)
Gold and others	(29.1)	(0.05)	(29.7)	(0.06)	(61.1)	(0.06)	(55.6)	(0.05)
Total	$(522.3)	$(1.02)	$(300.7)	$(0.56)	$(905.0)	$(0.89)	$(622.1)	$(0.59)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended June 30, 2021.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Peru:
Peruvian inflation rate	0.7%	(*)%	2.1%	0.9%

Initial exchange rate	3.758	3.442	3.624	3.317
Closing exchange rate	3.866	3.541	3.866	3.541
Appreciation/(devaluation)	(2.9)%	(2.9)%	(6.7)%	(6.8)%

Mexico:
Mexican inflation rate	1.1%	(0.3)%	3.4%	0.6%

Initial exchange rate	20.605	23.512	19.949	18.845
Closing exchange rate	19.803	22.972	19.803	22.972
Appreciation/(devaluation)	3.9%	2.3%	0.7%	(21.9)%

Change in monetary position:

Assuming an exchange rate variance of 10% at June 30, 2021, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$32.6
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(39.8)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$8.6
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(10.5)

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended June 30, 2021.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2021, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2021, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of June 30, 2021, the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2021, and 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter

We draw attention to Note 1 of the interim financial information, which describes the effects of the new outbreak of coronavirus disease ("COVID-19") as of June 30, 2021 and for the three-month and six-month periods then ended.

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
July 27, 2021

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

There have been no material changes to our risk factors during the three months ended June 30, 2021. For additional information on risk factors, refer to “Risk Factors” included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021.

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

The NYSE closing price of SCC common shares as of June 30, 2021 was $64.32 and the maximum number of shares that the Company could purchase at that price is 1.3 million shares. As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of June 30, 2021. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

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

104

The cover page from our Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed with the Securities and Exchange Commission on July 27, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2021, and 2020; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2021, and 2020; (iii) the Condensed Consolidated Balance Sheet at June 30, 2021 and December 31, 2020; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2021 and 2020; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

104

The cover page from our Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed with the Securities and Exchange Commission on July 27, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”).

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2021 and 2020; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iii) the Condensed Consolidated Balance Sheet at June 30, 2021 and December 31, 2020; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2021 and 2020; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

July 27, 2021

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

July 27, 2021