Form 10-K
period 2021-12-31
SOUTHERN COPPER CORP/
filed 2022-03-07
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

At March 4, 2022, there were of record 773,086,869 shares of common stock, par value $0.01 per share, outstanding.

The aggregate market value of the shares of common stock (based upon the closing price at June 30, 2021 as reported on the New York Stock Exchange-Composite Transactions) of Southern Copper Corporation held by non-affiliates was approximately $5,519.0 million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement for 2022 Annual Meeting of Stockholders
Part IV:	Exhibit Index is on Page 186 through 189

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

Unit Information:

Unless otherwise noted, all tonnages are in metric tonnes. To convert to short tons, multiply by 1.102. All ounces are troy ounces. All distances are in kilometers. To convert to miles, multiply by 0.621. To convert hectares to acres, multiply by 2.47.

ORGANIZATIONAL STRUCTURE

The following chart describes our organizational structure, starting with our controlling stockholders, as of December 31, 2021. For clarity purposes, the chart identifies only our main subsidiaries and eliminates intermediate holding companies.

We are a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of December 31, 2021, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”), owned 88.9% of our capital stock. Grupo Mexico’s principal business is to act as a holding company for the shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and in the provision of railway and other related services.

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

In 2008, our Board of Directors (“BOD”) authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Pursuant to this program, through December 31, 2021 we have purchased 119.5 million shares of our common stock at a cost of $2.9 billion. These shares are available for general corporate purposes. We may purchase additional shares from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time.

REPUBLIC OF PERU AND MEXICO

Our revenues are derived primarily from our operations in Peru and Mexico. Risks related to our operations in both countries include those associated with economic and political conditions, the effects of currency fluctuations and inflation, the effects of government regulations and the geographic concentration of our operations.

OUR BUSINESS

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

Segment information is included in Item 2 “Properties.” More information on business segment and segment financial information is included in Note 19 “Segment and Related Information” of the consolidated financial statements.

CAPITAL INVESTMENT PROGRAM AND EXPLORATION ACTIVITIES

For a description of our capital investment program, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Investment Program” and for our exploration activities, see Item 2 “Properties—Explorations Activities.”

PRINCIPAL PRODUCTS AND MARKETS

Copper is primarily used in the building and construction industries; in the power generation and transmission industry; and in the electrical and electronic products; and, to a lesser extent, in industrial machinery and equipment; consumer products; and in the automotive and transportation industries. Molybdenum is used to toughen alloy steels and soften tungsten alloy and is also used in fertilizers, dyes, enamels and reagents. Silver is used for electrical and electronic products and, to a lesser extent, in brazing alloys and solder, jewelry, coinage, photographic, silverware and catalysts. Zinc is primarily used as a coating on iron and steel to protect against corrosion; it is also used to make die cast parts to manufacture batteries and to form sheets for architectural purposes.

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

For additional information on sales please see “Revenue recognition” in Note 2 “Summary of Significant Accounting Policies” and Note 19 “Segment and Related Information” of the consolidated financial statements.

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

The table below shows the high, low and average COMEX and LME per pound copper prices during the last 10 years:

	Copper (COMEX)			Copper (LME)
Year	High	Low	Average	High	Low	Average
2012	3.97	3.28	3.61	3.93	3.29	3.61
2013	3.78	3.03	3.34	3.74	3.01	3.32
2014	3.43	2.84	3.12	3.37	2.86	3.11
2015	2.95	2.02	2.51	2.92	2.05	2.50
2016	2.69	1.94	2.20	2.69	1.96	2.21
2017	3.29	2.48	2.80	3.27	2.48	2.80
2018	3.29	2.56	2.93	3.29	2.64	2.96
2019	2.98	2.51	2.72	2.98	2.51	2.72
2020	3.63	2.12	2.80	3.61	2.09	2.80
2021—1st Q	4.30	3.54	3.86	4.36	3.52	3.85
2021—2nd Q	4.78	4.03	4.43	4.86	3.98	4.40
2021—3rd Q	4.59	4.04	4.30	4.44	3.98	4.25
2021—4th Q	4.76	4.16	4.38	4.83	4.12	4.40
2021	4.78	3.54	4.24	4.86	3.52	4.23

The per pound COMEX copper price during the last 5 and 10 year periods averaged $3.10 and $3.03, respectively. The per pound LME copper price during the last 5 and 10 year periods averaged $3.10 and $3.02, respectively.

The table below shows the high, low and average prices per pound with the exception of silver, which is priced per ounce. The market prices for our three principal by-products over the last 10 years are as follows:

				Molybdenum (Dealer
				Oxide Platt’s
	Silver (COMEX)			Metals Week)			Zinc (LME)
Year	High	Low	Average	High	Low	Average	High	Low	Average
2012	37.14	26.25	31.19	14.80	10.90	12.62	0.99	0.80	0.88
2013	32.41	18.53	23.82	11.95	9.12	10.26	0.99	0.81	0.87
2014	22.05	15.39	19.04	15.05	8.75	11.30	1.10	0.88	0.98
2015	18.35	13.67	15.68	9.40	4.30	6.59	1.09	0.66	0.88
2016	20.67	13.74	17.10	8.60	5.10	6.42	1.32	0.73	0.95
2017	18.49	15.37	17.03	10.25	6.85	8.13	1.53	1.00	1.31
2018	17.55	13.95	15.65	13.00	10.60	11.86	1.64	1.04	1.33
2019	19.39	14.28	16.16	12.70	8.28	11.27	1.37	0.90	1.16
2020	29.25	11.74	20.62	10.90	7.00	8.57	1.29	0.72	1.03
2021—1st Q	29.40	24.12	26.29	12.50	9.95	11.19	1.31	1.15	1.25
2021—2nd Q	28.31	24.76	26.78	20.03	10.93	13.89	1.39	1.25	1.32
2021—3rd Q	26.48	21.46	24.28	20.10	17.70	18.43	1.41	1.32	1.36
2021—4th Q	25.34	21.51	23.36	19.40	18.40	18.53	1.73	1.37	1.53
2021	29.40	21.46	25.18	20.10	9.95	15.51	1.73	1.15	1.36

The per ounce COMEX silver price during the last 5 and 10 year periods averaged $18.93 and $20.15, respectively. The per pound Platt’s Metals Week Dealer Oxide molybdenum price during the last 5 and 10 year periods averaged $11.07 and $10.25, respectively. The per pound LME zinc price during the last 5 and 10 year periods averaged $1.24 and $1.07, respectively.

COMPETITIVE CONDITIONS

Competition in the copper market is based primarily on price and service basis, with price being the most important factor when supplies of copper are ample. Our products compete with other materials, including aluminum and plastics. For additional information, see Item 1A “Risk Factors—The copper mining industry is highly competitive.”

HUMAN CAPITAL RESOURCES

As of December 31, 2021, we had 14,700 employees, approximately 75% of whom are covered by a Collective Labor Agreement and are represented by nine different labor unions. We believe that the labor environment in our operations in Mexico and Peru is favorable, which has allowed us to increase productivity as we advance the goals of our capital expansion program. In addition, around 14,000 people were working as contractors in support of our operations. In accordance with our Community Development commitment, more than 55% of our workforce is hired locally.

Talent Development, Training and Retention

As a large integrated copper producer, we have a wide range of employees, including management professionals, technicians, engineers, and production employees. We believe in our people, and we provide a wide variety of opportunities for professional growth for all employees in Peru and Mexico. In 2021 we had a training investment of over $1.7 million, which resulted in more than 274,000 training hours, focused on safety and health, technical training, soft skills development, and compliance training. We also seek to enhance institutional knowledge through on-the-job training experiences, and designed more than 400 Individual Development Plans, as part of our succession planning.

All of our employees receive initial training and opportunities for continuous development throughout their careers, which we believe favors talent retention. More than 65% of the positions are covered by internal employees and our retention rate is around 92%. Voluntary turnover indicators in all of the countries in which we operate remain at single digits year-over-year. We believe this suggests our employees have a strong desire to continue working with us.

Company Culture

We believe in a shared mission, vision, values and improving our employer brand for existing and future employees. The Company seeks to create value for its employees to help ensure that their working experience is optimal. Various efforts are made on this front, including promoting a safe and collaborative work environment and culture and ensuring employees continue to be engaged with the Company’s values and principles.

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

Compensation and Benefits

We also focus on attracting and retaining employees by providing compensation and benefit packages that are competitive within the applicable market, considering the location of the position, responsibilities and compensation requirements in the countries where we operate. Our compensation practices consider many factors, including individual performance and responsibilities; years of service; elements of compensation mandated by Peruvian and Mexican law; future challenges and objectives; contributions to the future success of our Company; the employee’s total compensation and our financial performance. We may also look at the compensation levels of comparable companies.

Health and Safety

During 2021, we intensified our COVID-19 related communication to the entire organization, with a view to strengthening the application of the health safety protocols in all of the Company’s operations and offices, which include:

a)	Increase of the application of antigen and PCR tests per day, including those prescribed at the homes of our employees.
b)	Decrease in capacity to 30% in offices and common spaces, keeping well-ventilated areas, and restriction of meetings.
c)	Promoting "home office" in those positions that allow it, applying sanitary filters and safety protocols. We hired special Infirmary staff in all sites and offices, for prevention and medical care.
d)	Continuous sanitization and prevention equipment for employees.
e)	Limitation of access to company camps, where our employees´ families live.
f)	Medical and psychological counseling line for our employees and our communities.
g)	Functioning of health committees at each business center.
h)	Coordinated actions with the municipal health committees.
i)	Donations of supplies and diagnostic tests to local communities.
j)	Accommodations for our employees in their complete vaccination schedule and booster applications.

Our focus on health and safety includes prevention and wellness programs, through the Medical and HR departments, such as clinical attention and periodical revisions, wellness training and a wellness platform for our employees.

We are committed to having our operations audited and certified under the ISO 45001 standards, which we expect to be completed in 2022. Health and safety programs include annual training, compliance with the regulators at each site, risk management and Behavior Based Safety programs that extend our safety culture to contractors.

Talent Attraction and Recruiting

We deploy several talent attraction programs, which entail leveraging organizational relations; establishing links with national and regional institutions of higher learning in the countries where we operate; and participating in job fairs. We also have a job opportunities section in our webpage and use several local and international job boards to publish openings.

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

Employee Engagement

Additionally, we conduct a biannual Employee Opinion Survey to measure employees’ perceptions of the Company and take actions intended to increase employee engagement, develop a positive organizational environment, and strengthen our culture. We measure the employee engagement level with 18 sub-factors, grouped into two major sets of factors: loyalty and satisfaction. The first factor represents the degree to which an individual identifies with the organization and its business goals, and the second reflects the individual’s degree of satisfaction with his/her working conditions and draws a line between satisfaction levels and performance at work.

The average of these factors indicates the level of engagement on a scale of 1 to 5 (a Likert scale). In 2017, we had an engagement rating of 3.71 and in 2019, our rating was at 3.77. In 2021 the rating increased to 4.09. We believe this positive trend suggests a continuous improvement on the engagement level of our people.

For this year’s survey, we added and measured the COVID-19 factor to better understand the opinion of our people about the actions taken by SCC in favor of our employees’ health and prevention, and we obtained a very high rating for this particular factor. The survey also included new sociodemographic elements, in order to consider the opinions of our diverse groups within our Company and respond with our “ECO Action Plan” for the next two years.

All employees, both unionized and non-unionized, are invited to participate in all of our human talent initiatives. This reflects our belief that it is in the Company’s best interest to listen to all of our people and create open communications channels. 76% of our employees participated during 2021, which is an increase of 6% compared to 2019. This number exceeds that registered by other companies that apply similar surveys.

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

DIVERSITY, EQUITY AND INCLUSION (DEI)

Our vision on DEI is to ensure that our people always feel included, welcomed and valued for their personal and professional contributions. This vision is based on our core values of respect, honesty and responsibility.

Consistent with our Code of Conduct and Human Rights Policy, our goal is to (i) build an organizational culture of total quality and well-being with focus on diversity, inclusion and non-discrimination, (ii) increase sensitivity, knowledge and skills in our leaders and employees in order to integrate diverse and inclusive teams and promote a culture of respect, and (iii) extend this culture to the communities in which we operate.

Based on the results of a DEI survey in Mexico and Peru, we aligned our diversity and inclusion Strategic Plan with six strategic initiatives to create Key Performance Indicators and increase participation of women by 2% in the organization, reinforce our human resources policies for inclusion, consolidate the executive level commitment and implement continuous training and communication campaigns at all levels in the organization.

During 2021, we issued and distributed our DEI Corporate Policy and trained 3,280 leaders end employees on DEI fundamental principles through the Training Capsule “Let´s talk about Diversity, Inclusion and Non-Discrimination.” We are committed to inclusion and to honor our diversity. We increased our female workforce from 854 to over 940, which represents an increase of 10%. Additionally, 30% of our female workforce hold a STEM position (Science, Technology, Engineering, Mathematics).

We now have a better understanding of our diversity distribution, which we believe allows us to direct special efforts for each group, such as parents with children under 12.

CODE OF ETHICS

We yearly certify our employees in our Code of Ethics. Every employee, starting with new hires, commit and sign agreement with our main document and guidance tool for our conduct in terms of our legal, professional and ethical obligations, both in our business dealings and our interpersonal relationships.

Peru

73% of the Company’s 4,675 Peruvian employees were unionized as of December 31, 2021. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

During 2021, the Company decided to hold talks with the six unions to sign collective agreements prior to their effective dates. As a result, between June and December 2021, the Company signed collective agreements with the six unions with durations between three to six years. All of them granted annual salary increases of 5%. Additionally, each agreement granted, among other things, a signing bonus of between S/ 45,000 (approximately $ 11,256) and S/ 90,000 (approximately $ 22,511), depending on the duration of the agreement. A long-term agreement bonus of S/ 10,000 (approximately $ 2,501) was granted to the union that signed a six-year extension of the collective bargaining agreement. All these concepts have been recorded as labor expense.

As of December 31, 2021, the Company has no pending negotiations with Peruvian unions.

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

Mexico

73% of our 9,677 Mexican employees were unionized as of December 31, 2021 and are represented by four separate unions. Under Mexican law, the terms of employment for unionized workers are set forth in collective bargaining agreements. Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions on an annual basis and negotiate other benefits every two years. We conduct negotiations separately at each mining complex and each processing plant.

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

Peru:

Fuel: In Peru, we obtain fuel primarily from Valero Peru, a local subsidiary of Valero Energy Corporation, a U.S. producer of fuel and power. The Company believes that adequate supplies of fuel are available for its operations in Peru.

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

Electricity: Electricity is used as the main energy source at our mining complexes. We purchase most of our electricity from Mexico Generadora de Energia S. de R. L. (“MGE”), a subsidiary of Grupo Mexico which has two power plants designed to supply power to La Caridad and Buenavista units. MGE supplies 2.0% of its power output to third party energy users. These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts. In 2012, we entered into a power supply agreement with MGE that will last until 2032. The first plant was completed in 2013 and the second in 2014. The first plant began to supply power to the Company in December 2013, and the second plant in June 2015.

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

Some IMMSA mining operations also purchase electricity from Eolica el Retiro, S.A.P.I de C.V. (“Eolica”), a windfarm energy producer that is an indirect subsidiary of Grupo Mexico. In August 2013, IMMSA and other of the Company’s mining operations entered into a purchase agreement and in late 2014 started to purchase electricity from Eolica. Due to the nature of the production process there is not a fixed power capacity contracted. Currently, Eolica el Retiro is supplying approximately 61.0% of its power output to IMMSA and Mexcobre.

On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., and indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement is expected to begin in July 2022.

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

LEGAL AND REGULATORY MATTERS

In 2020 and 2021, no legal, environmental, labor or tax regulations came into effect that required the Company to incur material costs of compliance, had material adverse effects on the Company’s operations, or affected normal execution of the Company’s projects. Additionally, we believe that all our facilities in Peru and Mexico are in material compliance with applicable environmental, mining and other applicable laws and regulations.

For a discussion of environmental and labor matters, reference is made to the information contained in Note 13 “Commitments and Contingencies” of the consolidated financial statements. For more information on tax matters, refer to Note 7 “Income taxes” of the consolidated financial statements.

MINING RIGHTS AND CONCESSIONS

Peru:

We have 171,743 hectares in concessions from the Peruvian government for our exploration, exploitation, extraction and production operations, at various sites, as follows:

	Toquepala	Cuajone	Ilo	Other	Total

	(hectares)
Plants	360	919	421	—	1,700
Operations	26,081	21,555	4,683	—	52,319
Projects and water resources	—	—	—	35,590	35,590
Exploration	—	—	—	82,134	82,134
Total	26,441	22,474	5,104	117,724	171,743

We believe that our Peruvian concessions are in full force and effect under applicable Peruvian laws and as such, comply with all material terms and requirements applicable to said concessions. The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions. Fees paid during 2021, 2020 and 2019, were approximately $2.3 million, $1.4 million and $1.8 million, respectively. We have two types of mining concessions in Peru: metallic and non-metallic concessions.

In 2011, the Peruvian Congress approved an amendment to the mining royalty charge. The new mining royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits; the minimum royalty charge is equivalent to 1% of net sales. If the operating income margin is 10% or less, the royalty charge is 1% and for each 5% increment in the operating income margin, the royalty charge rate increases by 0.75%, up to a maximum of 12%. In 2021, 2020 and 2019, we made provisions of $140.8 million, $60.6 million and $42.3 million, respectively.

At the same time the Peruvian Congress amended the mining royalty charge, it enacted a new tax for the mining industry. This tax is also based on operating income and its rates range from 2% to 8.4%. For additional information see Note 7 “Income Taxes” to the consolidated financial statements.

Mexico:

In Mexico we have 493,533 hectares in concessions from the Mexican government for our exploration and exploitation activities as outlined on the table below:

	IMMSA	La Caridad	Buenavista	Projects	Total

	(hectares)
Mine concessions	176,643	103,820	93,706	119,364	493,533

We believe that our Mexican concessions are in full force and in effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions. Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore or mine mineral reserves. Mining concessions have a 50-year term that can be renewed for another 50 years. Holding fees for mining concessions can be from $0.39 to $8.67 per hectare depending on the start date of the mining concession. Fees paid during 2021, 2020 and 2019 were approximately $7.7 million, $6.6 million and $7.1 million, respectively. In addition, all of our operating units in Mexico have water concessions that are in full force and effect. Although ownership is not required in order to explore or mine a concession, we generally own the land related to our Mexican concessions. We also own all of the processing facilities of our Mexican operations and the land on which they are built.

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

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

Mineral Reserves and Resources

In our public filings in the U.S. and Peru and in certain other announcements not filed with the SEC, we disclose proven and probable reserves and measured, indicated and inferred resources, each as defined in Item 1300 of Regulation S-K (“S-K 1300”). The estimation of measured resources and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves, and therefore investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into S-K 1300-compliant reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources, and therefore it cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

Technical Report Summaries and Qualified Persons

The scientific and technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by third-party “qualified persons” under S-K 1300. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Technical Report Summaries for each of the Company’s material properties which are included as exhibits to, and incorporated by reference into, this report.

ITEM 1A. RISK FACTORS

Every investor or potential investor in Southern Copper Corporation should carefully consider the following risk factors.

Financial risks

Our financial performance is highly dependent on the price of copper and the other metals we produce.

Our financial performance is significantly affected by the market prices of the metals that we produce, particularly the market prices of copper, molybdenum, zinc and silver. Historically, these prices have been subject to wide fluctuations and are affected by numerous and complex factors beyond our control, including international economic and political conditions, international regulatory, trade and/or tax policies, including national tariffs, levels of supply and demand, the availability and costs of substitutes, inventory levels maintained by users, actions of participants in the commodities markets, interest rates, expectations regarding future inflation rates, currency exchange rates and changes in technology. In addition, the market prices of copper and certain other metals have on occasion been subject to rapid short-term changes. In 2020, the COVID-19 pandemic and consequent negative impact on the global economy created significant volatility in the financial markets, including the copper market. At the start of the pandemic in 2020, copper prices were initially impacted by economic uncertainty; however, in mid-2020, copper prices began to rise and reached a record high during 2021, despite the ongoing COVID-19 pandemic. Volatility in global economic growth, particularly in developing countries, has the potential to adversely affect future demand and prices for commodities. Geopolitical uncertainty and protectionism have the potential to inhibit international trade and negatively impact business confidence, which creates the risk of contraints on our ability to trade in certain markets and has the potential to increase price volatility.

In addition to the factors discussed above, copper prices may be affected by demand from China, which is currently the largest consumer of refined copper in the world.

Over the last three years, approximately 81% of our revenues came from the sale of copper; 8% from molybdenum; 5% from silver; and 3% from zinc. Please see the distribution of our revenues per product on Item 8 “Financial Statements and Supplementary Data” Note 19 “Segment and Related Information—Sales value per segment”.

See also historical average price of our products on Item 1 Business caption “Metals prices”.

We cannot predict if metals prices will rise or fall in the future. Extended material future declines in metals prices, particularly copper, could have a material adverse impact on our results of operations, financial condition and value of our assets. Under very adverse market conditions, we might consider curtailing or modifying some of our mining and processing operations. We may be unable to decrease our costs in an amount sufficient to offset reductions in revenues, in which case, we may incur losses, and those losses may be material.

Declines in prices of metals we sell could also result in metals inventory adjustments and impairment charges for our long-lived assets. Other events that could result in impairment of our long-lived assets include, but are not limited to, decreases in estimated proven and probable mineral reserves and any event that might have a material adverse effect on current and future expected mine production costs.

Volatility in metals prices may also impact the price of our outstanding securities.

Altough our results of operations and cash flow will reflect fluctuations in the prices of copper as well as other metals we produce, short term volatility in the prices of such metals may result in significant changes in the price of our securities. Such volatility in the price of our securities may not be reflective of our operating performance or financial results.

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

Through 2021, the Company recognized the expected future tax benefit from deferred tax assets when the tax benefit was considered more likely than not to be realized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income and existing tax laws. There can be no assurance that the Company will be able to recognize the expected future benefits of deferred tax assets; this inability could have a material adverse effect on the Company’s results of operations.

Operational risks

Our actual reserves may not conform to our current estimates of our ore deposits and our long-term viability depends on our ability to replenish mineral reserves.

There is a degree of uncertainty attributable to the estimation of reserves. Until reserves are actually mined and processed, the quantity of ore and grades must be considered as estimates only. The proven and probable mineral reserves data included in this report are estimates prepared by us based on evaluation methods generally used in the mining industry. We may be required in the future to revise our reserves estimates based on our actual production. We cannot assure you that our actual reserves conform to geological, metallurgical or other expectations or that the estimated volume and grade of ore will be recovered. Market prices of our metals, increased production costs, reduced recovery rates, short-term operating factors, royalty charges and other factors may render proven and probable reserves uneconomic to exploit and may result in revisions of reserves data from time to time. Reserves data may not be indicative of future results of operations. Our reserves are depleted as we mine. We depend on our ability to replenish our mineral reserves for our long-term viability. We use several strategies to replenish and increase our mineral reserves, including exploration and investment in properties located near our existing mine sites and investing in technology that could extend the life of a mine by allowing us to cost-effectively process ore types that were previously considered uneconomic. Acquisitions may also contribute to increasing mineral reserves and we review potential acquisition opportunities on a regular basis. However, we cannot assure you that we will be able to continue with our strategy to replenish reserves indefinitely.

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

We require substantial amounts of fuel oil, electricity, water and other resources for our operations. Fuel, gas and power costs constituted approximately 31% of our total production cost in 2021, and 28% in 2020 and 2019. We rely upon third parties for our supply of the energy resources consumed in our operations so that prices for and availability of energy resources may be subject to change or curtailment due to, among other things, new laws or regulations; imposition of new taxes or tariffs; interruptions in production by suppliers; and variations in global prices or market conditions. Regarding water consumption, although each of our operations currently has sufficient water supplies to cover its operational demands, the loss of some or all water rights for any of our mines or operations, in whole or in part, shortages relative to the water to which we have rights or a lack of additional back-up water supplies at acceptable cost, or at all, could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities, thereby increasing and/or accelerating costs or foregoing profitable operations. In addition, future shortages of critical parts, equipment and skilled labor could adversely affect our operations and development projects.

Potential delays in transportation of products to customers and possible shortages of critical parts, equipment, and other resources may adversely affect our results of operations.

Current challenges in the global shipping industry have led to congestion in ports, a shortage in containers, and a lack of space on ships. Because of this situation, the Company faces a risk of potential supply chain disruptions that may adversely affect our operations and development projects. To address this potential issue, we have increased our safety stock levels and adjusted our replacement algorithms. Additionally, our revenues and collections may also be adversely affected by significant increases in the cost of transportation, as a result of increases in fuel or labor costs, higher demand for logistics services, or otherwise, and transportation delays that could have a negative impact on our sales agreements and customer relationships. Although the recovery of the global economy is causing the aforementioned issues at ports and in the shipping industry, this situation is expected to be resolved gradually and to return to normal levels in the short term. However, if these issues continue for a longer period, our supply chain and our sales flow could be adversely impacted.

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

In 2020, we did not have fatalities; but unfortunately in 2021 and 2019 we had three and four fatalities, respectively, in Mexico and Peru. The amounts paid to the Mexican and Peruvian authorities for reportable accidents had no adverse effects on our results. Under Mexican and Peruvian law penalties and fines for safety violations are generally monetary, but in certain cases may lead to the temporary or permanent shutdown of the affected facility or the suspension or revocation of permits or licenses. Additionally, violations of security and safety laws and regulations at our Peruvian operations can be considered criminal and punishable by a sentence of up to 10 years of prison.

Our metals exploration efforts are highly speculative in nature and may be unsuccessful.

Metals exploration is highly speculative in nature. It involves many risks and is frequently unsuccessful. Once mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures must be made to determine proven and probable mineral reserves; this requires drilling to establish the metallurgical processes that will be needed to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. We cannot assure you that our exploration programs will result in expansion or replacement of current production with new proven and probable mineral reserves.

Development projects have no operating history upon which we can base estimates of proven and probable mineral reserves and estimates of future cash operating costs. Estimates are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques and on pre-feasibility or feasibility studies that generate estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed; the configuration of the ore body; expected recovery rates of the mineral from the ore; comparable facility and equipment operating costs; anticipated climatic conditions; and other factors. As a result, actual cash operating costs and economic returns based upon development of proven and probable mineral reserves may differ significantly from those originally estimated. Moreover, significant decreases in actual or expected prices may mean reserves, once found, will be uneconomical to produce.

We may be adversely affected by challenges relating to slope stability.

Our open-pit mines get deeper as we mine them, presenting certain geotechnical challenges including the possibility of slope failure. If we are required to decrease pit slope angles or provide additional road access to prevent such a failure, our stated reserves could be negatively affected. Furthermore, hydrological conditions relating to pit slopes, renewal of material displaced by slope failures and increased stripping requirements could also negatively affect our stated reserves. We take actions in order to maintain slope stability, but we cannot assure you that we will not have to take additional action in the future or that our actions taken to date will be sufficient. Unexpected slope failures, or additional requirements to prevent slope failures, may negatively affect our results of operations and financial condition and may diminish our stated mineral reserves.

We may be adversely affected by labor disputes.

In the last several years we have experienced a number of strikes or other labor disruptions that have had an adverse impact on our operations and operating results. As of December 31, 2021, unions represented approximately 73.0% of our workforce in Peru and 72.7% in Mexico. Currently, we have labor agreements in effect for our Mexican and Peruvian operations.

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

Our exploration, mining, milling, smelting and refining activities are subject to a number of Peruvian and Mexican laws and regulations, including environmental laws and regulations, and certain industry technical standards. Additional matters subject to regulation include, but are not limited to, concession fees, transportation, production, water use and discharge, power use and generation, use and storage of explosives, surface rights, housing and other facilities for workers, reclamation, taxation, labor standards, mine safety and occupational health. As the world and the countries in which we operate become more conscious of the importance of environmental aspects, we expect additional environmental laws and regulations will be enacted over time.

Please refer to Note 13 “Commitments and Contingencies—Environmental matters” of our financial statements for further information on this subject.

The potential physical impacts of climate change on our operations are highly uncertain and depend on the geographic location of our facilities. These may include changes in rainfall patterns, water shortages, changes in sea levels, storm patterns and intensities, and temperatures. These effects may adversely impact the cost, production and financial performance of our operations. In addition, substantial weather-related conditions could impact our relationships and arrangements with our major customers and suppliers by materially affecting the normal flow of our transactions, especially seaborne transactions. For example, severe weather events could damage transportation infrastructures and lead to interruptions or delays in the supply of key inputs and raw materials or sold products.

We monitor fluctuations in weather patterns in the areas where we operate. Aligned with government efforts, we are working to measure our carbon footprint to reduce the contributions to greenhouse gas emissions of our operations. We also evaluate our water demand, as weather changes may result in increases or decreases that affect our needs.

Efforts to comply with more stringent environmental protection programs in Peru and Mexico and with relevant trade agreements could impose constraints on operations and imply additional costs. Consequently, we may need to make significant investments in this regard in the future. We cannot assure you that current or future legislative, regulatory or trade developments will not have adverse effects on our business, properties, operating results, financial condition or prospects.

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

Our business depends upon information technology systems that may be adversely affected by disruptions, damage, cyber-attacks, failure and risks associated with implementation and integration.

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

On March 1, 2021, we experienced a Ransomware cyber-attack, which was operated by humans. Due to the quick response of our IT team, our Enterprise Resource Planning software was not affected by the attack and we completely restored the 420 affected servers. In addition, the forensic investigation did not identify any concrete evidence of information stolen during the attack. For further information on this incident, refer to “Cybersecurity” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

At December 31, 2021, Grupo Mexico owned indirectly 88.9% of our capital stock. Some of our officers and directors, and those of Minera Mexico, are also directors and/or officers of Grupo Mexico and/or of its affiliates. We cannot assure you that the interests of Grupo Mexico will not conflict with those of our minority stockholders.

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

In addition, we have in the past engaged in, and expect to continue engaging in, transactions with Grupo Mexico and its other affiliates that are related party transactions and may present conflicts of interest. For additional information regarding the share ownership of, and our relationships with, Grupo Mexico and its affiliates, see Note 18 “Related Party Transactions” to the consolidated financial statements.

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

The business and market value of securities of companies with significant operations in Peru and Mexico is, to varying degrees, affected by the economic policies and market conditions in the United States, Europe and emerging market countries. Although economic policies and conditions in these countries may significantly differ from policies and conditions in Peru or Mexico, the business community’s reactions to developments in any of these countries may adversely affect the Company’s business or the market value or trading price of securities, including debt securities, of issuers that have significant operations in Peru or Mexico.

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

Although recent developments in the U.S. have reduced political instability, lifted consumer confidence and boosted the U.S. stock market, it is unclear whether the U.S. government will enact new policies towards China, that will reduce or eliminate trade tensions between the two countries. Despite being the epicenter of the COVID-19 pandemic, China began 2021 with a relatively optimistic economic growth outlook and represents approximately 50% of the world’s copper demand. A slowing in China’s economic growth, coupled with continued trade tensions with the U.S. could result in lower copper prices which could have a material adverse impact on our business and results of operations. The adoption and expansion of trade restrictions; changes in the current U.S.-China relations, including on-going trade tensions; or other governmental action related to taxes, tariffs, trade agreements or other policies are difficult to predict, and could adversely affect the demand for our products, our costs, our customers, our suppliers and the U.S. economy, and consequently could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Additionally, the United Kingdom left the European Union in December 2020 after an 11-month transition period that started in January. Brexit may adversely affect global political, regulatory, economic and market conditions, including the capital markets and foreign exchange markets, which could adversely affect our business, financial condition and results of operations.

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

The global spread of the coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. Since the outbreak of COVID-19 emerged in early 2020, it has quickly spread across the world.

The ongoing COVID-19 pandemic, coupled with the possibility that other pandemics may potentially arise in the future, represent significant risks for the Company, which include but are not limited to the following:

a) supply chain disruptions that make it difficult for the Company to order and receive the materials needed to produce its products and ship finished products to our end customers,

b) financial risks pertaining to receivables due to the possibility of customers becoming insolvent or otherwise unable to meet their financial obligations,

c) government restrictions, including mandates requiring shutdowns or restricting imports of raw materials or the exporting of finished goods; prohibiting the Company’s products from being sold in their countries, and other seen and unforeseen actions taken by governmental authorities,

d) employee absenteeism or the loss of employees due to health reasons, government restrictions or early retirement, at our Company, or at our affiliated companies, which are required to develop, validate, manufacture and perform other necessary functions for our operations,

e) equipment failures due to maintenance delays, loss of utilities and other disruptions that could impact our operations or render them inoperable,

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

A significant portion of our operations is conducted in Peru. Accordingly, our business, financial condition or results of operations could be affected by changes in the political, regulatory or economic developments in the country and changes in the economic or other policies of the Peruvian government. Over the past several decades, Peru has had a succession of regimes with differing political agendas and policies. In the twentieth century, past governments have frequently intervened in the nation’s economy and social structure. Among other actions, past governments have imposed controls on prices, exchange rates and local and foreign investments; placed limitations on imports; restricted companies’ abilities to dismiss employees and have prohibited the remittance of profits to foreign investors.

Between 2019 and 2021, Peru experienced heightened political instability in a context marked by ongoing investigations into allegations of corruption and confrontation on the political front. Significant political turmoil in Peru led to a shutdown of the Peruvian Congress and the removal of two Peruvian presidents.

Because we have significant operations in Peru, we cannot provide any assurance that political developments and economic conditions, including any changes to economic policies or the adoption of other reforms proposed by existing or future administrations in Peru and/or other factors will have no material adverse effects on market conditions, the prices of our securities, our ability to obtain financing, our results of operations, or our financial condition.

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

Inflation in Peru in 2021, 2020 and 2019 was 6.4%, 2.0% and 1.9%, respectively. The value of the sol depreciated against the U.S. dollar 10.3% and 9.3% in 2021 and 2020, respectively, but it appreciated 1.8% in 2019. Although the Peruvian government’s economic policy reduced inflation and the economy has experienced significant growth in the past decade, we cannot assure you that inflation will not increase from its current level or that such economic growth will continue in the future at similar rates or at all. Additionally, a global financial economic crisis could negatively affect the Peruvian economy.

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

Inflation in Mexico was 7.4% in 2021, 3.2% in 2020 and 2.8% in 2019. The value of the peso depreciated against the U.S. dollar 3.2% and 5.9% in 2021 and 2020, respectively, but it appreciated 4.3% in 2019. The peso has been subject in the past to significant volatility, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

SUMMARY DISCLOSURE

The following maps show the locations of our principal mines, smelting facilities, refineries and projects. We operate open-pit copper mines in the southern part of Peru—at Toquepala and Cuajone—and in Mexico, at La Caridad and Buenavista. We also own five underground mines, three out of which currently produce zinc, copper, silver and gold. The below description of the Company’s mining operations is qualified in its entirety by reference to the Technical Report Summaries included as exhibits to this report and incorporated by reference into this Item 2.

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

CONCENTRATING

The copper ore above an established cut-off from the primary crusher or the copper, zinc and lead-bearing ore from the underground mines is transported to a concentrator plant where gyratory crushers break the ore into sizes no larger than three-quarter of an inch. The ore is then sent to a mill section where it is ground to the consistency of fine powder. The finely ground ore is mixed with water and chemical reagents and pumped as a slurry to the flotation separator, where it is mixed with certain chemicals. In the flotation separator, reagent solutions and air pumped into the flotation cells cause the minerals to separate from the waste rock and bubble to the surface where they are collected and dried.

If the bulk concentrated copper contains molybdenum, it is first processed in a molybdenum plant as described below under “Molybdenum Production.” In addition, some of the concentrates contain economic amounts of gold and silver that are recovered in the smelters and refineries.

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

PRODUCTION OVERVIEW

The table below provides an overview of Southern Copper’s aggregate annual production for all of its properties during each of the three most recently completed fiscal years:

				Variance
	Year Ended December 31,			2021 -2020		2020 -2019
	2021	2020	2019	Volume	%	Volume	%
COPPER (thousand pounds):
Mined	2,112,465	2,207,638	2,190,999	(95,173)	(4.3)%	16,639	0.8%
Smelted	1,319,619	1,397,291	1,312,131	(77,672)	(5.6)%	85,160	6.5%
Refined	1,401,719	1,491,908	1,412,329	(90,189)	(6.0)%	79,579	5.6%
Rod	330,961	285,363	314,661	45,598	16.0%	(29,298)	(9.3)%
SILVER (thousand ounces)
Mined	18,962	21,540	20,273	(2,578)	(12.0)%	1,267	6.2%
Refined	13,691	13,888	12,588	(197)	(1.4)%	1,300	10.3%
MOLYBDENUM (thousand pounds)
Mined	66,716	66,687	59,272	29	0.0%	7,415	12.5%
ZINC (thousand pounds)
Mined	147,617	151,964	162,970	(4,347)	(2.9)%	(11,006)	(6.8)%
Refined	204,306	225,842	231,435	(21,536)	(9.5)%	(5,593)	(2.4)%
GOLD (ounces)
Mined	60,631	73,186	68,698	(12,555)	(17.2)%	4,488	6.5%
Refined	42,628	42,229	45,690	399	0.9%	(3,461)	(7.6)%

KEY PRODUCTION CAPACITY DATA

We own and operate all production facilities. The table below provides details on the locations of production facilities as of December 31, 2021 by reportable segment, the processes used, and the key production and capacity data for each location:

					2021	2021 Capacity
Facility Name	Location	Stage	Process	Nominal Capacity(1)	Production	Use(4)
PERUVIAN OPEN‑PIT SEGMENT
Mining Operations
Cuajone open‑pit mine	Cuajone (Peru)	Production	Copper ore milling and recovery, copper and molybdenum concentrate production	90.0 ktpd—ore milled	82.2	91.3%
Toquepala open‑pit mine; Concentrator I	Toquepala (Peru)	Production	Copper ore milling and recovery, copper and molybdenum concentrate production	60.0 ktpd—ore milled	62.5	104.2%
Concentrator II				60.0 ktpd—ore milled	61.2	102.1%
Toquepala SX‑EW plant	Toquepala (Peru)	Production	Leaching, solvent extraction and cathode electrowinning	56.3 ktpy—refined	25.8	45.7%
Processing Operations
Ilo copper smelter	Ilo (Peru)	Production	Copper smelting, blister, anodes production	1,200.0 ktpy—concentrate feed	1,089.2	90.8%
Ilo copper refinery	Ilo (Peru)	Production	Copper refining	294.8 ktpy—refined cathodes	260.2	88.3%
Ilo acid plants	Ilo (Peru)	Production	Sulfuric acid	1,354.93 ktpy—sulfuric acid	1,066.5	78.7%
Ilo precious metals refinery	Ilo (Peru)	Production	Slime recovery & processing, gold & silver refining	460 tpy	342.0	74.4%
MEXICAN OPEN‑PIT SEGMENT
Mining Operations
Buenavista open‑pit mine; Concentrator I	Sonora (Mexico)	Production	Copper ore milling & recovery, copper concentrate production	82.0 ktpd—milling	85.6	104.4%
Concentrator II				115.0 ktpd—milling	117.9	102.5%
Buenavista: SX‑EW plant I	Sonora (Mexico)	Production	Leaching, solvent extraction & refined cathode electrowinning	11.0 ktpy—refined	—	—%
SX‑EW plant II				43.8 ktpy—refined	11.8	26.9%
SX‑EW plant III				120.0 ktpy—refined	70.1	58.4%
La Caridad open‑pit mine	Sonora (Mexico)	Production	Copper ore milling & recovery, copper & molybdenum concentrate production	94.5 ktpd—milling	95.7	101.3%
La Caridad SX‑EW plant	Sonora (Mexico)	Production	Leaching, solvent extraction & cathode electrowinning	21.9 ktpy—refined	25.4	115.9%
Processing Operations
La Caridad copper smelter	Sonora (Mexico)	Production	Concentrate smelting, anode production	1,000 ktpy—concentrate feed	1,047.3	104.7%
La Caridad copper refinery	Sonora (Mexico)	Production	Copper refining	300 ktpy copper cathode	242.7	80.9%
La Caridad copper rod plant	Sonora (Mexico)	Production	Copper rod production	150 ktpy copper rod	150.1	100.1%
La Caridad precious metals refinery	Sonora (Mexico)	Production	Slime recovery & processing, gold & silver refining	1.8 ktpy—slime	0.9	52.5%
La Caridad sulfuric acid plant	Sonora (Mexico)	Production	Sulfuric acid	1,565.5 ktpy—sulfuric acid	990.0	63.2%
IMMSA SEGMENT
Underground mines
Charcas	San Luis Potosi (Mexico)	Production	Copper, zinc, lead milling, recovery & concentrate production	1,460 ktpy—ore milled	1,232.1	84.4%
San Martin	Zacatecas (Mexico)	Production	Lead, zinc, copper & silver mining, milling recovery & concentrate production	1,606 ktpy—ore milled	1,217.3	75.8%
Santa Barbara	Chihuahua (Mexico)	Production	Lead, copper and zinc mining & concentrates production	2,190 ktpy—ore milled	1,516.0	69.2%
Santa Eulalia	Chihuahua (Mexico)	Suspended	Lead & zinc mining and milling recovery & concentrate production	547.5 ktpy—ore milled	—%
Taxco(2)	Guerrero (Mexico)	Suspended	Lead, zinc silver & gold mining recovery & concentrate production	730 ktpy—ore milled	—%
Processing Operations
San Luis Potosi zinc refinery	San Luis Potosi (Mexico)	Production	Zinc concentrates refining	105.0 ktpy zinc cathode	92.7	88.3%
San Luis Potosi sulfuric acid plant	San Luis Potosi (Mexico)	Production	Sulfuric acid	180.0 ktpy sulfuric acid	172.4	95.8%

ktpd = thousands of tonnes per day

ktpy = thousands of tonnes per year

Tpy = tonnes per year

(1)	Our estimates of actual capacity under normal operating conditions contemplating an allowance for normal downtime for repairs and maintenance and are based on the average metal content for the relevant period.
(2)	The Taxco mine has been on strike since July 2007.
(3)	In some cases, real production exceeds nominal capacity due to higher grades and recovery rates.

OTHER PROPERTIES

The table below provides details on the locations and other information as of December 31, 2021 for our properties under development or exploration. These properties are also owned and operated by SCC.

Property Name	Location	Stage	Mineralization	Mineral rights and acreage
Other properties in Peru
Tia Maria	Arequipa (Peru)	Development	Porphyry copper deposit; economic mineralization is oxide copper.	Covers an area of 34,790 hectares in 55 concessions.
Los Chancas	Apurimac (Peru)	Exploration	Porphyry copper–molybdenum deposit; copper sulfides are dominant.	Consists of 31 concessions, covering approximately 22,700 hectares.
Michiquillay	Cajamarca (Peru)	Exploration	Porphyry copper–molybdenum–gold deposit; copper sulfides are dominant.	Consists of 18 concessions with a total area of 4,051.4 hectares.
Other properties in Mexico
Pilares	Sonora (Mexico)	Development	Porphyry copper deposit; three mineralization events are recognized.	Covers an area of 143.3 hectares in one concession.
El Pilar	Sonora (Mexico)	Development	Predominantly consists of the copper oxide mineral chrysocolla.	Covers an area of 9,571.3 hectares in 18 concessions.
El Arco	Baja California (Mexico)	Development	Porphyry copper deposit; mineralization occurs in three sub-horizontal zones.	Covers an area of 72,133 hectares in 11 concessions.

PROPERTY BOOK VALUE

As of December 31, 2021, net book values of property and mine development were as follows (in millions):

Peruvian operations:
Cuajone	$683.6
Toquepala	1,887.6
Tia Maria project	310.2
Ilo and other support facilities	595.7
Construction in progress	692.9
Total Peru	$4,170.0
Mexican open‑pit operations:
Buenavista mine and concentrator plants	$2,355.1
Buenavista SX‑EW and Quebalix	905.1
La Caridad mine and concentrator plant	316.7
La Caridad support facilities	425.4
Construction in progress	475.6
Total Mexico Open Pit	$4,477.9
Mexican IMMSA unit:
San Luis Potosi	$74.3
Zinc electrolytic refinery	82.9
Charcas	77.4
San Martin	107.8
Santa Barbara	76.8
Taxco	2.4
Santa Eulalia	45.1
Nueva Rosita	14.5
Construction in progress and other facilities	83.0
Total IMMSA Unit	$564.2
Other property:
El Pilar	$92.3
Mexicana del Arco	58.5
Total	$150.8
Mexican administrative offices	$101.5
Total Mexico	$5,294.4
Total Southern Copper Corporation	$9,464.4

SUMMARY OPERATING DATA

The following table contains certain operating data underlying our financial and operating information for each of the periods indicated.

				Variance
	Year Ended December 31,			2021 -2020		2020 -2019
	2021	2020	2019	Volume	%	Volume	%
COPPER (thousand pounds):
Mined
Peru open‑pit
Toquepala	448,913	505,116	510,752	(56,203)	(11.1)%	(5,636)	(1.1)%
Cuajone	372,559	371,837	344,787	722	0.2%	27,050	7.8%
SX‑EW Toquepala	56,777	57,342	58,045	(565)	(1.0)%	(703)	(1.2)%
Mexico open‑pit
La Caridad	226,390	241,783	236,249	(15,393)	(6.4)%	5,534	2.3%
Buenavista	752,225	735,398	745,073	16,827	2.3%	(9,675)	(1.3)%
SX‑EW La Caridad	55,942	56,981	57,160	(1,039)	(1.8)%	(179)	(0.3)%
SX‑EW Buenavista	180,437	216,470	220,711	(36,033)	(16.6)%	(4,241)	(1.9)%
IMMSA unit	19,222	22,711	18,222	(3,489)	(15.4)%	4,489	24.6%
Total Mined	2,112,465	2,207,638	2,190,999	(95,173)	(4.3)%	16,639	0.8%
Smelted
Peru open‑pit
Blister Ilo	5,735	9,177	—	(3,442)	100.0%	9,177	#DIV/0! %
Anodes Ilo	680,263	762,700	700,009	(82,437)	(10.8)%	62,691	9.0%
Mexico open‑pit
Anodes La Caridad	633,621	625,414	612,122	8,207	1.3%	13,292	2.2%
Total Smelted	1,319,619	1,397,291	1,312,131	(77,672)	(5.6)%	85,160	6.5%
Refined
Peru Open‑pit
Cathodes Ilo	573,583	631,118	565,810	(57,535)	(9.1)%	65,308	11.5%
SX‑EW Toquepala	56,777	57,342	58,045	(565)	(1.0)%	(703)	(1.2)%
Mexico Open‑pit
Cathodes La Caridad	534,980	529,997	510,602	4,983	0.9%	19,395	3.8%
SX‑EW La Caridad	55,942	56,981	57,160	(1,039)	(1.8)%	(179)	(0.3)%
SX‑EW Buenavista	180,437	216,470	220,712	(36,033)	(16.6)%	(4,242)	(1.9)%
Total Refined	1,401,719	1,491,908	1,412,329	(90,189)	(6.0)%	79,579	5.6%
Rod Mexico Open‑pit—La Caridad	330,961	285,363	314,661	45,598	16.0%	(29,298)	(9.3)%
SILVER (thousand ounces)
Mined
Peru Open‑pit
Toquepala	2,681	3,341	3,421	(660)	(19.9)%	(80)	(2.3)%
Cuajone	2,692	2,400	2,207	292	12.3%	193	8.7%
Mexico Open‑pit
La Caridad	2,227	2,266	1,947	(39)	(1.7)%	319	16.4%
Buenavista	4,774	5,550	5,755	(776)	(14.0)%	(205)	(3.6)%
IMMSA unit	6,588	7,983	6,943	(1,395)	(17.5)%	1,040	15.0%
Total Mined	18,962	21,540	20,273	(2,578)	(12.0)%	1,267	6.2%
Refined
Peru—Ilo	3,985	3,967	3,344	18	0.6%	623	18.6%
Mexico—La Caridad	7,612	8,128	8,049	(516)	(6.3)%	79	1.0%
IMMSA unit	2,094	1,793	1,195	301	16.8%	598	50.0%
Total Refined	13,691	13,888	12,588	(197)	(1.4)%	1,300	10.3%
MOLYBDENUM (thousand pounds)
Mined
Toquepala	23,462	22,088	16,043	1,374	6.2%	6,045	37.7%
Cuajone	9,237	9,315	7,242	(78)	(0.8)%	2,073	28.6%
Buenavista	11,524	12,058	13,487	(534)	(4.4)%	(1,429)	(10.6)%
La Caridad	22,493	23,226	22,500	(733)	(3.2)%	726	3.2%
Total Mined	66,716	66,687	59,272	29	0.0%	7,415	12.5%
ZINC (thousand pounds)
Mined IMMSA	147,617	151,964	162,970	(4,347)	(2.9)%	(11,006)	(6.8)%
Refined IMMSA	204,306	225,842	231,435	(21,536)	(9.5)%	(5,593)	(2.4)%

SUMMARY DISCLOSURE OF MINERAL RESOURCES

The following table contains the summary of our mineral resources exclusive of mineral reserves as of December 31, 2021, based on long-term price assumptions of $3.80 per pound of copper, $11.50 per pound of molybdenum ($10.35 per pound of molybdenum in the case of our Cuajone, Toquepala and El Arco mines), $23.00 per ounce of silver, $1.32 per pound of zinc, $1.04 per pound of lead and $1,725 per ounce of gold.

	Measured mineral resources			Indicated mineral resources			Measured + Indicated mineral resources			Inferred mineral resources
	Amount		Metal	Amount		Metal	Amount		Metal	Amount		Metal
	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)
Copper:
Peru:
Cuajone	—	—	—	282.3	0.47%	2,943.6	282.3	0.47%	2,943.6	601.5	0.32%	4,286.4
Toquepala	—	—	—	1,145.2	0.44%	11,185.4	1,145.2	0.44%	11,185.4	7,527.4	0.22%	37,322.2
La Tapada deposit	—	—	—	90.4	0.21%	420.3	90.4	0.21%	420.3	1.6	0.18%	6.4
Tia Maria deposit	—	—	—	35.5	0.17%	135.2	35.5	0.17%	135.2	21.8	0.22%	107.8
Los Chancas	—	—	—	150.0	0.50%	1,648.0	150.0	0.50%	1,648.0	1,433.0	0.45%	14,165.0
Michiquillay	—	—	—	—	—	—	—	—	—	2,288.0	0.43%	21,554.8
Mexico:
Buenavista Mill	—	—	—	944.0	0.38%	7,892.5	944.0	0.38%	7,892.5	14,467.0	0.21%	67,113.0
Buenavista Leach	—	—	—	82.0	0.13%	229.3	82.0	0.13%	229.3	3,812.0	0.14%	11,900.5
Buenavista zinc plant	—	—	—	183.0	0.46%	1,867.3	183.0	0.46%	1,867.3	194.0	0.43%	1,829.8
La Caridad Mill	—	—	—	6,455.0	0.17%	23,809.9	6,455.0	0.17%	23,809.9	4,039.0	0.13%	11,243.6
La Caridad Leach	—	—	—	817.0	0.06%	1,102.3	817.0	0.06%	1,102.3	927.0	0.06%	1,322.8
Charcas	—	—	—	5.8	0.53%	68.1	5.8	0.53%	68.1	14.2	0.57%	179.5
Santa Barbara	—	—	—	22.5	0.53%	265.0	22.5	0.53%	265.0	19.4	0.55%	233.2
San Martin	—	—	—	11.7	0.62%	161.4	11.7	0.62%	161.4	8.4	0.53%	97.6
El Arco Mill	—	—	—	826.6	0.41%	7,544.9	826.6	0.41%	7,544.9	2,344.9	0.37%	19,352.3
El Arco Leach	—	—	—	51.3	0.30%	335.3	51.3	0.3%	335.3	63.8	0.25%	350.9
El Pilar	2.2	0.20%	9.5	81.3	0.18%	317.0	83.4	0.18%	326.5	88.6	0.12%	234.4
Pilares Mill	—	—	—	—	—%	—	—	—%	—	71.8	0.56%	879.9
Pilares Leach	—	—	—	—	—%	—	—	—%	—	4.8	0.44%	45.6
Total	2.2		9.5	11,183.8		59,925.5	11,185.9		59,935.0	37,928.1		192,225.6
Molybdenum:
Peru:
Cuajone	—	—	—	282.3	0.02%	105.8	282.3	0.02%	105.8	601.4	0.01%	144.2
Toquepala	—	—	—	1,145.2	0.02%	617.2	1,145.2	0.02%	617.2	3,558.2	0.02%	1,360.0
Mexico:
Buenavista Mill	—	—	—	944.0	0.005%	112.4	944.0	0.005%	112.4	14,467.0	0.004%	1,300.7
Buenavista zinc plant	—	—	—	183.0	0.002%	6.6	183.0	0.002%	6.6	194.0	0.003%	13.2
La Caridad Mill	—	—	—	6,455.0	0.026%	3,703.8	6,455.0	0.026%	3,703.8	4,039.0	0.025%	2,226.7
El Arco Mill	—	—	—	826.6	0.008%	146.5	826.6	0.008%	146.5	2,344.9	0.006%	298.2
Pilares Mill	—	—	—	—	—%	—	—	—%	—	71.8	0.005%	7.7
Total	—		—	9,836.2		4,692.3	9,836.2		4,692.3	25,276.2		5,350.7
Silver: (2)
Mexico:
Charcas	—	—	—	5.8	91.0	17,118	5.8	91.0	17,118	14.2	98.0	44,583
Santa Barbara	—	—	—	22.5	101.0	72,822	22.5	101.0	72,822	19.4	102.0	63,722
San Martin	—	—	—	11.7	97.0	36,647	11.7	97.0	36,647	8.4	107.0	28,716
El Arco Mill	—	—	—	826.6	1.6	41,875	826.6	1.6	41,875	2,344.9	1.5	110,890
Total	—		—	866.7		168,462	866.7		168,462	2,386.8		247,911
Zinc:
Mexico:
Buenavista zinc plant	—	—	—	183.0	0.78%	3,128.4	183.0	0.78%	3,128.4	194.0	0.49%	2,101.0
Buenavista Cu plant	—	—	—	944.0	0.07%	1,448.4	944.0	0.07%	1,448.4	14,467.0	0.03%	9,490.9
Charcas	—	—	—	5.8	3.45%	443.8	5.8	3.45%	443.8	14.2	2.76%	864.4
Santa Barbara	—	—	—	22.5	3.24%	1,610.6	22.5	3.24%	1,610.6	19.4	3.89%	1,660.7
San Martin	—	—	—	11.7	2.65%	685.5	11.7	2.65%	685.5	8.4	2.18%	402.8
Total	—		—	1,167.1		7,316.7	1,167.1		7,316.7	14,702.9		14,519.8

Lead:
Mexico:
Charcas	—	—	—	5.8	0.42%	54.0	5.8	0.42%	54.0	14.2	0.36%	112.2
Santa Barbara	—	—	—	22.5	1.92%	956.2	22.5	1.92%	956.2	19.4	2.35%	1,001.4
San Martin	—	—	—	11.7	0.55%	141.6	11.7	0.55%	141.6	8.4	0.61%	112.9
Total	—		—	40.1		1,151.9	40.1		1,151.9	41.9		1,226.6
Gold: (2)
Mexico:
Santa Barbara	—	—	—	22.5	0.30	219	22.5	0.30	219	19.4	0.19	117
El Arco Mill	—	—	—	826.6	0.12	3,226	826.6	0.12	3,226	2,344.9	0.11	8,053
Total	—		—	849.2		3,445	849.2		3,445	2,364.2		8,170

(1)	Mineral resources are reported in situ and are current as at December 31, 2021. Mineral resources are reported exclusive of mineral reserves. Figures have been rounded.
(2)	Gold and silver grades are denominated in grams per tonne. Gold and silver contents are expressed in thousand ounces.
(3)	For Cuajone, Toquepala, and El Arco a molybdenum price of $10.35/lb was used for mineral resources.
(4)	For further information on assumptions used in preparing the mineral resource estimates, please refer to the technical report summaries prepared by qualified persons, under Exhibits 96.1 to 96.13 to this Form 10-K.

SUMMARY DISCLOSURE OF MINERAL RESERVES

The following table contains the summary of our mineral reserves as of December 31, 2021, based on long-term price assumptions of $3.30 per pound of copper, $10.00 per pound of molybdenum ($9.00 per pound of molybdenum in the case of our Cuajone, Toquepala and El Arco mines), $20.00 per ounce of silver, $1.15 per pound of zinc and $1,500 per ounce of gold.

	Proven mineral reserves			Probable mineral reserves			Total mineral reserves
	Amount		Metal	Amount		Metal	Amount		Metal
	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)
Copper:
Peru:
Cuajone	—	—	—	1,355.6	0.49%	14,693.2	1,355.6	0.49%	14,693.2
Toquepala	—	—	—	5,658.5	0.46%	35,379.1	5,658.5	0.46%	35,379.1
La Tapada deposit	—	—	—	487.6	0.41%	4,449.2	487.6	0.41%	4,449.2
Tia Maria deposit	—	—	—	223.8	0.29%	1,412.5	223.8	0.29%	1,412.5
Mexico:
Buenavista Sulfides	—	—	—	2,172.0	0.36%	17,412.0	2,172.0	0.36%	17,412.0
Buenavista Leach	—	—	—	1,126.0	0.22%	5,506.0	1,126.0	0.22%	5,506.0
La Caridad Mill	—	—	—	372.0	0.24%	1,955.0	372.0	0.24%	1,955.0
La Caridad Leach	—	—	—	43.0	0.09%	81.0	43.0	0.09%	81.0
El Arco Mill	—	—	—	1,229.5	0.40%	10,822.1	1,229.5	0.40%	10,822.1
El Arco Leach	—	—	—	140.5	0.27%	846.3	140.5	0.27%	846.3
El Pilar	63.0	0.266%	221.0	254.0	0.25%	720.0	317.0	0.25%	941.0
Total	63.0		221.0	13,062.5		93,276.3	13,125.5		93,497.3
Molybdenum:
Peru:
Cuajone	—	—	—	1,333.6	0.017%	507.6	1,333.6	0.017%	507.6
Toquepala	—	—	—	2,463.3	0.021%	1,145.0	2,463.3	0.021%	1,145.0
Mexico:
Buenavista	—	—	—	2,104.0	0.007%	343.0	2,104.0	0.007%	343.0
La Caridad	—	—	—	372.0	0.020%	185.0	372.0	0.020%	185.0
El Arco Mill	—	—	—	1,229.5	0.006%	166.7	1,229.5	0.006%	166.7
Total	—		—	7,502.4		2,347.3	7,502.4		2,347.3
Silver: (2)
Mexico:
El Arco	—	—	—	1,229.5	1.8	70,465	1,229.5	1.8	70,465
Zinc:
Mexico:
Buenavista zinc plant (3)	—	—	—	68.0	1.40%	2,097.0	68.0	1.40%	2,097.0
Gold: (2)
Mexico:
El Arco	—	—	—	1,229.5	0.14	5,585	1,229.5	0.14	5,585

(1)	Mineral reserves are current as at December 31, 2021. The reference point for the estimate is delivery to the process plant. Figures have been rounded.
(2)	Gold and silver grades are denominated in grams per tonne. Gold and silver contents are expressed in thousand ounces.
(3)	For Cuajone, Toquepala, and El Arco a molybdenum price of $9.00/lb was used for mineral reserves.
(4)	The amount of ore reported under the Buenavista zinc plant is included within the Buenavista sulfides.
(5)	For further information on assumptions used in preparing the mineral resource estimates, please refer to the technical report summaries prepared by qualified persons, under Exhibits 96.1 to 96.13 to this Form 10-K.

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

We have six tailings dams in operation in Mexico and one in Peru as follows:

Country	Operation	Name	Current Height	Material	Method
Mexico	Buenavista	Tailings dam # 3	100 meters	Borrowed	Downstream
Mexico	Buenavista	New tailings dam	99 meters	Borrowed	Downstream
Mexico	La Caridad	Tailings dam # 7	189 meters	Borrowed	Downstream
Mexico	Charcas	Tailings dam	55 meters	Coarse tailings	Upstream
Mexico	Santa Barbara	Noriega dam	45 meters	Coarse tailings	Upstream
Mexico	San Martin	Tailings dam 5 & 7	50 meters	Coarse tailings	Upstream
Peru	Cuajone and Toquepala	Quebrada Honda	138 meters	Coarse tailings	Downstream

INDIVIDUAL PROPERTY DISCLOSURE

In 2021, we adopted the disclosure requirements of S-K 1300. The definitions and allowed assumptions for mineral reserves under previous guidance (Industry Guide 7) are significantly different from the defined terms and allowed assumptions for mineral reserves under S-K 1300. Consequently, we believe that because of the differences in the definitions and allowed assumptions between both regulations, a meaningful comparison between mineral reserves reported in the 2020 Form 10-K to the 2021 Form 10-K cannot be made. Additionally, Industry Guide 7 did not allow the reporting of mineral resources, hence there is no comparable information on this matter.

PERUVIAN OPERATIONS

Operations in our Peruvian segment include the Cuajone and Toquepala mine complexes and the smelting and refining plants, the industrial railroad that links Ilo, Toquepala and Cuajone and the port facilities. Other properties include our Tia Maria, Los Chancas and Michiquillay projects. We conduct ongoing maintenance and improvement programs to ensure the satisfactory performance of our equipment. We believe all our Peruvian plant’s equipment is in good physical condition and suitable for our operations.

The map below indicates the approximate location of, and access to, our Cuajone and Toquepala mine complexes and our Ilo processing facilities:

N
0 25 50 100Km.
Graphic Scale
100,000 E
150,000 E
200,000 E
250,000 E
300,000 E
350,000 E
400,000 E
450,000 E
500,000 E
550,000 E
8'250,000 N
8'200,000 N
8'150,000 N
8'100,000 N
8'050,000 N
8'000,000 N
TITICACA LAKE
AREQUIPA
PANAMERICAN HIGHWAY
BINATIONAL HIGHWAY
TIA MARIA PROJECT
MOQUEGUA
CUAJONE MINE
TOQUEPALA MINE
TAILS DAM
SMELTER
REFINERY
ILO
SPCC PORT
BOLIVIA
PACIFIC
OCEAN
COASTAL HIGHWAY
TACNA
CHILE
LEYEND
HIGHWAY
ROAD
SPCC TRAIN
TOWN
SPCC FACILITIES
ECUADOR
COLOMBIA
BRASIL
PERU
Lima
PACIFIC OCEAN
BOLIVIA
Arequipa
Ilo
Tacna
CHILE

PERUVIAN MINES AND PROCESSING FACILITIES	Date: January 2021
	Scale: Graphic (km)

Cuajone

The Cuajone operations consist of an open-pit copper mine and a concentrator and are located in the Torata District, Mariscal Nieto Region, of Moquegua, approximately 878 km from the city of Lima and 27 km from the city of Moquegua. The Cuajone mine is accessible by paved road from Lima or Tacna by the Pan-American Highway. The Quebrada Honda tailings storage facility (“TSF”) is about 120 km via local roads, south of the Cuajone operations. Access within the project area is via developed roads that are routinely maintained. Tacna, Moquegua, and Ilo have regularly scheduled air services from Lima. Additionally, a spur railway runs from the Toquepala operations to the Cuajone operations.

The Cuajone operations are owned and operated by SPCC Peru Branch and contain a single mining concession, “Acumulación Cuajone”, which covers an area of 15,024.5 hectares. Power is transmitted for process needs from the Peruvian grid using two Southern Copper-owned transmission lines of 138 kV and 220 kV. Additionally, the Cuajone operations use surface and underground water from a variety of sources as a fresh make up water.

The property is currently in the production stage. Southern Copper has had an interest in the Cuajone area since 1954. Predecessor companies included Cerro de Pasco Corporation, Newmont and Asarco. Overburden removal commenced in 1970 and ore production commenced in 1976. Our Cuajone operations utilize a conventional open-pit mining method to drill/blast/haul copper ore for further processing at the concentrator, which has a milling capacity of 90,000 tonnes per day. Book value of the property and its associated plant and equipment is available under “Property Book Value” on page 32 of this report.

The table below shows production information for 2021, 2020 and 2019 for our Cuajone operations:

					Variance 2021 -
					2020
		2021	2020	2019	Amount	%
Mine annual operating days		365	366	365
Mine
Total ore mined	(kt)	29,548	30,183	29,017	(635)	(2.1)%
Copper grade	(%)	0.674	0.666	0.644	0.008	1.2%
Leach material mined	(kt)	1,983	2,084	1,513	(101)	(4.8)%
Leach material grade	(%)	0.668	0.704	0.483	(0.036)	(5.1)%
Stripping ratio	(x)	3.70	3.03	4.04	0.67	22.1%
Total material mined	(kt)	148,302	130,047	153,911	18,255	14.0%
Concentrator
Total material milled	(kt)	29,617	30,110	29,056	(493)	(1.6)%
Copper recovery	(%)	84.70	84.23	83.65	0.47	0.6%
Copper concentrate	(kt)	670.1	664.1	625.5	6.0	0.9%
Copper in concentrate	(kt)	169.0	168.7	156.4	0.3	0.2%
Copper concentrates average grade	(%)	25.22	25.40	25.00	(0.18)	(0.7)%
Molybdenum
Molybdenum grade	(%)	0.022	0.022	0.019	—	—%
Molybdenum recovery	(%)	63.27	64.28	59.23	(1.01)	(1.6)%
Molybdenum concentrate	(kt)	7.8	7.8	6.1	(0.0)	(0.1)%
Molybdenum concentrate average grade	(%)	53.76	54.29	54.03	(0.53)	(1.0)%
Molybdenum in concentrate	(kt)	4.2	4.2	3.3	(0.0)	(0.2)%

Key: kt = thousand tonnes

x = Stripping ratio obtained dividing waste by leachable material plus ore mined.

Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Geology

The Cuajone deposit is considered to be an example of a porphyry copper–molybdenum deposit. The basal regional geology consists of Precambrian metamorphic rocks that are cut by Paleozoic granite, unconformably overlain by Upper Triassic to Jurassic marine volcanic and sedimentary lithologies. Overlying these rocks are late Cretaceous to early Tertiary rhyolite, andesite and agglomerate of the Toquepala Group. These lithologies are intruded by the composite, polyphase Cretaceous to Paleogene Coastal (Andean) Batholith.

Mineralization and alteration at the Cuajone deposit is directly related to a multi-stage latite porphyry that intrudes basaltic andesites and the overlying 370 m of rhyolite porphyries of the Toquepala Group. The Cuajone porphyry deposit exhibits a zoned alteration pattern that includes potassic, propylitic, sericitic and intermediate argillic hydrothermal alteration styles. The mineralogy is typically simple and consists of pyrite, chalcopyrite, and bornite, with sparse sphalerite, galena, and enargite.

Concentrator

Our Cuajone operations use state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit to coordinate inflows and optimize operations. The process designs were based on existing technologies and proven equipment, and the plants constructed using those designs have a 45-year operating history. Material with a copper grade over 0.35% is loaded onto an overland conveyor belt and sent to the milling circuit, where giant rotating crushers reduce the size of the rocks to approximately one-half of an inch. The ore is then sent to the ball mills, which grind it to the consistency of fine powder. The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells to produce foam for floating the copper and molybdenum minerals while waste materials called tailings are separated. This copper-molybdenum bulk concentrate is then treated by inverse flotation, where molybdenum is floated and copper is depressed. The copper concentrate is shipped by rail to the smelter at Ilo and the molybdenum concentrate is packaged for shipment to customers. Sulfides under 0.35% copper are considered waste.

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

Slope stability

The Cuajone pit is approximately 930 meters deep. Under the present mine plan configuration the Cuajone pit will reach a depth of 1,320 meters. The increases in the depth of the pit present us with a number of geotechnical challenges. Perhaps the foremost concern is the possibility of slope failure, which all open pit mines face. To meet the geotechnical challenges relating to slope stability of the open pit mines, we have taken the following steps:

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

In 2021, as part of the equipment update and the requirement to improve the slope monitoring coverage due to the growth of the pit, two slope monitoring radars were acquired. Three pieces of monitoring equipment have also been added to monitor slopes in the leaching pads. Likewise, the first study of the physical stability of waste rock deposits was carried out by a consulting firm.

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources for Cuajone as of December 31, 2021, based on long-term price assumptions of $3.80 and $10.35 per pound, respectively:

Copper	Amount (thousand tonnes)	Grades	Metallurgical recovery	Metal content (thousand pounds)
Measured mineral resources	—	—%	—%	—
Indicated mineral resources	282,338	0.47%	47 - 84%	2,943,603
Measured + Indicated mineral resources	282,338	0.47%	47 - 84%	2,943,603
Inferred mineral resources	601,452	0.32%	47 - 84%	4,286,353

Molybdenum	Amount (thousand tonnes)	Grades	Metallurgical recovery	Metal content (thousand pounds)
Measured mineral resources	—	—	—%	—
Indicated mineral resources	282,338	0.02%	54%	105,843
Measured + Indicated mineral resources	282,338	0.02%	54%	105,843
Inferred mineral resources	601,363	0.01%	54%	144,217

(1)	Mineral resources are reported in situ and are current as at December 31, 2021.
(2)	Mineral resources are reported exclusive of mineral reserves. Figures have been rounded.
(3)	For further information on assumptions used in preparing the estimates, please refer to Chapter 11 of the Cuajone operations technical report summary prepared by qualified persons, under Exhibit 96.1 to this Form 10-K.

Mineral reserves

The following table contains the summary of copper and molybdenum mineral reserves for Cuajone as of December 31, 2021, based on long-term price assumptions of $3.30 and $9.00 per pound, respectively:

Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Proven mineral reserves	—	—%	—%	—
Probable mineral reserves (mill)	1,333.6	0.49%	85%	14,452.2
Probable mineral reserves (leach)	22.0	0.50%	58%	241.0
Total mineral reserves	1,355.6	0.49%	58 - 85%	14,693.2

Molybdenum	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Proven mineral reserves	—	—%	—%	—
Probable mineral reserves	1,333.6	0.017%	63%	507.6
Total mineral reserves	1,333.6	0.017%	63%	507.6

(1)	Mineral reserves are current as at December 31, 2021.
(2)	The reference point for the estimate is delivery to the process plant. Figures have been rounded.
(3)	Metallurgical recovery for mill ore is 85% and for leach recovery is 58%. Leach ore is made up of an existing stockpile.
(4)	For further information on assumptions used in preparing the estimates, please refer to Chapter 12 of the Cuajone operations technical report summary prepared by qualified persons, under Exhibit 96.1 to this Form 10-K.

Toquepala

The Toquepala operations are situated in Southern Peru, approximately 150 km by road from the city of Tacna and 30 kilometers from Cuajone. Road access from Tacna is via the Pan-American highway and other local roads. Alternative access is from Lima, using the Pan-American highway to Alto Camiara, and then driving for 70 km on a paved road to the Toquepala camp. The Quebrada Honda tailings storage facility (TSF) is 40 km south of the mine, and is accessed via the MO-107 route that that connects Alto Camiara with Toquepala. Within the operations area, access is by unpaved mine and exploration roads. The city of Tacna has a regional airstrip, with regular service within Peru. Additionally, railways extend from Ilo to Toquepala, and a spur railway runs from the Toquepala operations to the Cuajone operations.

The Toquepala operations are owned and operated by SPCC Peru Branch and contain a single mining concession, “Acumulación Toquepala 1”, which covers an area of 17,552.4 hectares. Power is transmitted for process needs from the Peruvian grid using two Southern Copper-owned transmission lines of 138 kV and 220 kV. Additionally, the Toquepala operations use surface and underground water from a variety of sources as a fresh make up water.

The property is currently under the production stage. Our Toquepala operations consist of an open-pit copper mine and two concentrators; each with a milling capacity of 60,000 tonnes per day. We also refine copper at the SX-EW facility through a leaching process. The SX-EW facility has a production capacity of 56,336 tonnes per year of LME grade A copper cathodes. Southern Copper has had an interest in the Project area since 1945. Prior to Southern Copper’s Project interests, the area had been subject to artisanal mining activities. Overburden removal commenced in 1957 and ore production commenced in 1960. Our Toquepala operations utilize a conventional open-pit mining method to collect copper ore for further processing in our concentrators. The second concentrator began operations in the fourth quarter of 2018. Book value of the property and its associated plant and equipment is available under “Property Book Value” on page 32 of this report.

The table below contains production information for 2021, 2020 and 2019 for our Toquepala operations:

					Variance 2021 -
					2020
		2021	2020	2019	Amount	%
Mine annual operating days		365	366	365
Mine
Total ore mined	(kt)	40,827	39,383	38,248	1,444	3.7%
Copper grade	(%)	0.539	0.634	0.682	(0.095)	(15.0)%
Leach material mined	(kt)	53,226	52,838	96,700	388	0.7%
Leach material grade	(%)	0.225	0.195	0.161	0.030	15.4%
Stripping ratio	(x)	1.16	0.83	0.85	0.33	39.8%
Total material mined	(kt)	203,150	168,715	249,083	34,435	20.4%
Concentrator
Total material milled	(kt)	41,699	39,894	38,121	1,805	4.5%
Copper recovery	(%)	90.60	90.44	89.64	0.16	0.2%
Copper concentrate	(kt)	791.6	899.3	885.2	(107.7)	(12.0)%
Copper in concentrate	(kt)	203.6	229.1	231.7	(25.5)	(11.1)%
Copper concentrate average grade	(%)	25.72	25.48	26.20	0.24	0.9%
SX‑EW plant
Estimated leach recovery	(%)	23.54	23.71	23.72	(0.17)	(0.7)%
SX‑EW cathode production	(kt)	25.8	26.0	26.3	(0.2)	(0.8)%
Molybdenum
Molybdenum grade	(%)	0.035	0.036	0.033	(0.001)	(2.8)%
Molybdenum recovery	(%)	72.91	69.76	57.84	3.15	4.5%
Molybdenum concentrate	(kt)	19.0	18.1	13.1	0.9	5.0%
Molybdenum concentrate average grade	(%)	56.02	55.34	55.64	0.68	1.2%
Molybdenum in concentrate	(kt)	10.6	10.0	7.3	0.6	6.4%

Key: kt = thousand tonnes

x = Stripping ratio obtained dividing waste by leachable material plus ore mined.

Copper and molybdenum grades are referred to as total copper grade and total molybdenum grade, respectively.

Geology

The Toquepala deposit is an example of a copper–molybdenum porphyry deposit. The basal regional geology consists of Precambrian metamorphic rocks that are cut by Paleozoic granite, unconformably overlain by Upper Triassic to Jurassic marine volcanic and sedimentary lithologies. Overlying these rocks are late Cretaceous to early Tertiary rhyolite, andesite and agglomerate of the Toquepala Group. These lithologies are intruded by the composite, polyphase Cretaceous to Paleogene Coastal (Andean) Batholith.

Mineralization consists of leached capping, oxide, enriched, transitional and primary mineralization. Leached capping, oxide, enriched and transition mineralization is mostly mined out. Primary mineralization occurs as hypogene sulfides mainly restricted to the dacite porphyry and breccias. Chalcopyrite is the dominant economic mineral with lesser bornite, molybdenite, and enargite as disseminations, fracture fillings, and breccia matrix. Economic molybdenite mineralization is associated with quartz veinlets and locally, with disseminated chalcopyrite.

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

SX-EW Plant

The SX-EW facility at Toquepala produces grade A LME electrowon copper cathodes of 99.999% purity from solutions obtained by leaching low-grade ore stored at the Toquepala and Cuajone mines. The leach plant commenced operations in 1995 with a design capacity of 35,629 tonnes per year of copper cathodes. In 1999, the capacity was expanded to 56,336 tonnes per year.

This facility processes copper oxides from Cuajone and copper sulfides from Toquepala. Copper oxides from Cuajone with a copper grade higher than 0.293%; acid solubility index higher than 43%; and a cyanide solubility index higher than 20% are leached. At Toquepala, the copper sulfides cutoff grade is 0.080% and therefore, material with a total copper grade between 0.080% and 0.253% is leached. Copper in solution produced at Cuajone is sent to Toquepala through an eight-inch pipe laid alongside the Cuajone-Toquepala railroad track.

Plant and equipment are supported by a maintenance plan and a quality management system to assure good physical condition and high availability. The SX-EW plant management quality system (including leaching operations) has been audited periodically since 2002 by an external audit company and found to be in compliance with the requirements of ISO 9001-2008 and ISO 14001-2015 standards. We are currently implementing the ISO 45000:2018 standard.

Slope stability

The Toquepala pit is approximately 990 meters deep. Under the present mine plan configuration the Toquepala pit will reach a depth of 1,680 meters. The increases in the depth of the pit present us with a number of geotechnical challenges. Perhaps the foremost concern is the possibility of slope failure, which all open pit mines face. To meet the geotechnical challenges relating to slope stability of the open pit mines, we have taken the following steps:

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

In 2021, external consultants performed the “Stability Study of the Quebrada Honda Tailings Dam – Toquepala Mine” and installed the Quebrada Honda Radar System (which consists of two IBIS M units and one IBIS FM unit) to conduct geotechnical monitoring of the Quebrada Honda Tailings Dam.

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources for Toquepala as of December 31, 2021, based on long-term price assumptions of $3.80 and $10.35 per pound, respectively:

Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Indicated mineral resources	1,145	0.44%	18.8 - 82.2%	11,185
Measured + Indicated mineral resources	1,145	0.44%	18.8 - 82.2%	11,185
Inferred mineral resources	7,527	0.22%	18.8 - 82.2%	37,322

Molybdenum	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—	—%	—
Indicated mineral resources	1,145	0.02%	54%	617
Measured + Indicated mineral resources	1,145	0.02%	54%	617
Inferred mineral resources	3,558	0.02%	54%	1,360

(1)	Mineral resources are reported in situ and are current as at December 31, 2021. Figures have been rounded.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	For further information on assumptions used in preparing the estimates, please refer to Chapter 11 of the Toquepala operations technical report summary prepared by qualified persons, under Exhibit 96.2 to this Form 10-K.

Mineral reserves

The following table contains the summary of copper and molybdenum mineral reserves for Toquepala as of December 31, 2021, based on long-term price assumptions of $3.30 and $9.00 per pound, respectively:

Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Proven mineral reserves	—	—%	—%	—
Probable mineral reserves (mill)	2,463.3	0.46%	88%	25,132.8
Probable mineral reserves (dump leach)	3,195.2	0.15%	8%	10,246.3
Total mineral reserves	5,658.5	0.28%	8 - 88%	35,379.1

Molybdenum	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Proven mineral reserves	—	—%	—%	—
Probable mineral reserves	2,463.3	0.021%	69%	1,145.0
Total mineral reserves	2,463.3	0.021%	69%	1,145.0

(1)	Mineral reserves are current as at December 31, 2021.
(2)	The reference point for the estimate is delivery to the process plant. Figures have been rounded.
(3)	Dump leach is made up of dump leach material to be mined, and dump leach material on leach dump.
(4)	For further information on assumptions used in preparing the estimates, please refer to Chapter 12 of the Toquepala operations technical report summary prepared by qualified persons, under Exhibit 96.2 to this Form 10-K.

Processing Facilities—Ilo

Our Ilo smelter and refinery complex is located in the southern part of Peru, 17 kilometers north of the city of Ilo, 121 kilometers from Toquepala, 147 kilometers from Cuajone and 871 kilometers from the city of Lima. Access is by plane from Lima to Tacna (1:40 hours) and then by highway to the city of Ilo (2:00 hours). Additionally, we operate a port facility in Ilo, from where we ship our products and receive supplies. Products shipped and supplies received are moved between Toquepala, Cuajone and Ilo on our industrial railroad.

Smelter

Our Ilo smelter produces copper anodes for the refinery we operate as part of the same facility. When the copper produced by the smelter exceeds the refinery’s capacity, the excess is sold to other refineries around the world. In 2007, we completed a major modernization of the smelter. The nominal installed capacity of the smelter is 1,200,000 tonnes of copper concentrate per year. Copper concentrates from Toquepala and Cuajone are transported by railroad to the smelter, where they are smelted using an ISASMELT furnace, converters and anode furnaces to produce copper anodes with 99.7% copper. At the smelter, the concentrates are mixed with flux and other material and sent to the ISASMELT furnace producing a mixture of copper matte and slag, which is tapped through a taphole to either of two rotary holding furnaces, where these smelted phases will be separated. Copper matte contains approximately 63% copper. Copper matte is then sent to the four Pierce Smith converters, where the material is oxidized in two steps: (1) the iron sulfides in the matte are oxidized with oxygen enriched air and silica is added producing slag that is sent to the slag cleaning furnaces, and (2) the copper contained in the matte sulfides is then oxidized to produce blister copper, containing approximately 99.3% copper. The blister copper is refined in two anode furnaces by oxidation and sulfur is removed with compressed air injected into the bath. Finally, the oxygen content of the molten copper is adjusted by reduction by injecting liquefied petroleum gas with steam into the bath. Anodes, containing approximately 99.7% copper, are cast in two casting wheels. The smelter also can produce blister copper bars, especially when an anode furnace is undergoing general repairs.

The table below contains production information for 2021, 2020 and 2019 for our Ilo smelter plant:

					Variance 2021 -
					2020
Smelter		2021	2020	2019	Volume	%
Concentrate smelted	(kt)	1,089.2	1,210.6	1,075.5	(121.4)	(10.0)%
Average copper recovery	(%)	97.4	97.4	97.4	—	—
Anode production	(kt)	309.2	346.7	318.2	(37.5)	(10.8)%
Average anode grade	(%)	99.78	99.77	99.78	0.01	—%
Blister production	kt	2.6	4.2	—	(1.6)	(38.1)%
Average blister grade	(%)	99.03	99.29	—	(0.26)	(0.26)%
Sulfuric acid produced	(kt)	1,066.5	1,203.9	1,072.6	(137.4)	(11.4)%

Key: kt = thousand tonnes

The off gases from the smelter are treated to recover over 92% of the incoming sulfur received in the concentrates to produce 98.5% sulfuric acid. The gas stream from the smelter with 11.34% SO2 is split between two plants: The No. 1 acid plant (single absorption/single contact) and the No. 2 plant (double absorption/double contact). Approximately, 16% of the acid produced is used at our facilities with the balance sold to third parties. We anticipate that our internal usage will be over 80% when the Tia Maria project begins operation. The smelter also has two oxygen plants. Plant No. 1, with 272 tonnes per day of production capacity, and Plant No.2, with 1,045 tonnes per day of capacity.

In 2010, the Ilo smelter marine trestle started operation. This facility allows us to offload directly to offshore ships the sulfuric acid produced, avoiding hauling cargo through the city of Ilo. The 500 meter long marine trestle is the last part of the Ilo smelter modernization project. Currently, all overseas shipments of sulfuric acid are shipped using the marine trestle.

Refinery

The Ilo refinery consists of an electrolytic plant, a precious metal plant and a number of ancillary installations. The refinery is producing grade A copper cathode of 99.998% purity. The plant was acquired in 1994 and modernized to produce 246,000 t/a of copper cathodes. It was subsequently expanded to the current nominal capacity of 294,763 tonnes per year. Anodic slimes are recovered from the refining process and then sent to the precious metals facility to produce refined silver, refined gold and commercial grade selenium.

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

The table below contains production information for 2021, 2020 and 2019 for our Ilo refinery and precious metals plants:

					Variance 2021 -
					2020
Refinery		2021	2020	2019	Volume	%
Cathodes produced	(kt)	260.2	286.3	256.7	(26.1)	(9.1)%
Average copper grade	(%)	99.999	99.999	99.998	—	—%
Refined silver produced	(000 Kg)	124.0	123.4	104.0	0.6	0.5%
Refined gold produced	(kg)	215.8	227.5	258.1	(11.7)	(5.1)%
Commercial grade selenium produced	(tonnes)	48.2	52.7	55.7	(4.5)	(8.5)%

Key: kt = thousand tonnes

In addition to the processing facilities, the refinery has a production control section, a laboratory that provides sample analysis throughout the Company, a maintenance department, a desalinization plant and other support facilities.

Other facilities in Ilo include a coquina plant with a production capacity of 200,000 tonnes of seashells per year; this facility, however, has been declared in progressive closure. In addition, we had a lime plant with a capacity of 80,000 tonnes per year, which has suspended its operations. We also operate an industrial railroad to haul production and supplies between Toquepala, Cuajone and Ilo.

The industrial railroad’s main equipment includes locomotives of different types and rolling stock with different types of cars and capacities. The track runs in a single 214 kilometer standard gauge line and supports a 30-ton axle load. The total length of the track system is around 257 kilometers including main yards and sidings. The infrastructure includes 27 kilometers of track under tunnels and one concrete bridge. The industrial railroad includes a car repair shop which is responsible for maintaining and repairing the car fleet. Annual transported tonnage is approximately 5.9 million tonnes.

Tia Maria Project

The Tía María Project is in the District of Cocachacra, Mejia and Deán Valdivia, Province of Islay, and Arequipa Region. The Project is located 118 km from Moquegua, 125 km from Arequipa, 120 km from the District of Ilo, and 980 km from Lima. The Project centroid is at approximately 17º 00’ 21.06” S and 71º 49’ 44.94” W. The mine gate will be situated at Pampa Cachendo. Mine access will be from the Pan-American Highway, diverting off the highway to the Project access road at km 1027–1028, between Arequipa and Moquegua, approximately 17 km before the town of El Fiscal.

The Project covers an area of 34.689.6 hectares in 55 concessions. We have easement agreements in place that cover the proposed powerline route and the planned water pipeline that will run from the envisaged desalination plant to the mine. Additionally, the project currently holds no water rights and the mine plan assumes that water for process operations will be sourced from a desalination plant. The project envisions a 120,000 ton annual SX-EW plant and the mine plans assume conventional open pit mining methods from the La Tapada and Tia Maria deposits.

The property is currently under the development stage. From 1994 through 1999, prior to involvement by Southern Copper, the Tia Maria Project area was evaluated by Teck Corporation, Phelps Dodge and Rio Tinto. We acquired the project in 2003, and we were granted the construction permit on July 2019. Additionally, on October 2019, the Mining Council of the Peruvian Ministry of Energy and Mines ratified the construction permit for the Tia Maria project. We expect the Peruvian government to acknowledge the significant progress the project has made on the social front and the important contributions that Tia Maria will generate for Peru´s economy and, consequently, take the necessary steps to provide SCC with adequate support to initiate construction.

Geology

The La Tapada and Tía Maria deposits are within the northwest–southeast-trending Tambo–El Toro structural corridor that appears to be a large dextral shear zone. There are a number of vein-hosted copper–gold–hematite deposits also associated with the corridor, outside our mineral tenure package. Alteration within the project area is associated with the two porphyry systems currently outlined. The only known mineralization is derived from oxidation of low-grade porphyry copper systems.

Mineral resources

The following table contains the summary of copper mineral resources for the La Tapada and Tia Maria deposits as of December 31, 2021, based on long-term price assumptions of $3.80 per pound:

La Tapada	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Indicated mineral resources	90.4	0.21%	69%	420.3
Measured + Indicated mineral resources	90.4	0.21%	69%	420.3
Inferred mineral resources	1.6	0.18%	69%	6.4

Tia Maria	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Indicated mineral resources	35.5	0.17%	65%	135.2
Measured + Indicated mineral resources	35.5	0.17%	65%	135.2
Inferred mineral resources	21.8	0.22%	65%	107.8

(1)	Mineral resources are reported in situ and are current as at December 31, 2021. Figures have been rounded.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	For further information on assumptions used in preparing the estimates, please refer to Chapter 11 of the Tia Maria project technical report summary prepared by qualified persons, under Exhibit 96.3 to this Form 10-K.

Mineral reserves

The following table contains the summary of copper mineral reserves for the La Tapada and Tia Maria deposits as of December 31, 2021, based on long-term price assumptions of $3.30 per pound:

La Tapada	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Proven mineral reserves	—	—%	—%	—
Probable mineral reserves	487.6	0.41%	69%	4,449.2
Total mineral reserves	487.6	0.41%	69%	4,449.2

Tia Maria	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Proven mineral reserves	—	—%	—%	—
Probable mineral reserves	223.8	0.29%	65%	1,412.5
Total mineral reserves	223.8	0.29%	65%	1,412.5

(1)	Mineral reserves are current as at December 31, 2021.
(2)	The reference point for the estimate is delivery to the process plant.
(3)	For further information on assumptions used in preparing the estimates, please refer to Chapter 12 of the Tia Maria project technical report summary prepared by qualified persons, under Exhibit 96.3 to this Form 10-K.

Los Chancas Project

The Los Chancas project is located in the Andes Range in southern Peru. The site is approximately 65 km southwest of the city of Abancay in the Department of Apurimac, Peru at coordinates 14° 9.904’S, 73° 6.608’W. The project site can be accessed using a Highway 1, a paved road, from Lima to Nazca (460 km), from Nazca to Santa Rosa (250 km), using road 30A, and a gravel road from Santa Rosa to the Project site (32 km). Alternatively, access is available from Cuzco, via paved road, to Santa Rosa (170 km), and uses the same gravel road from Santa Rosa to the Project site (32 km). Access within the project area is via gravel roads.

The closest airport is at Cuzco, which is served by daily flights from Lima (approximately one hour flying time). There are a number of port options that may be available to the project for concentrate shipment. These include San Juan de Marcona (approximately 500 km by road), General San Martin at Pisco (about 640–800 km depending on the road route) and Matarani (about 600–750 km depending on the road route).

The project covers 22,700 hectares in 31 concessions. Surface rights are currently being negotiated. The area where surface rights are required is within the Tiaparo and Tapairíhua rural community boundaries. Additionally, we hold two water rights that cover water from four spring sources.

The property is currently under the exploration stage. We commenced exploration in the Los Chancas area in 1997. The initial Environmental Assessment of the Los Chancas Project was conducted in 2001 and updated in 2008. A semi-detailed environmental impact assessment was completed in 2010. Additionally, we completed baseline studies from 2012 through 2020 and have community initiatives in place in the project area of influence. Los Chancas envisions an open-pit mine with a combined operation of concentrator and SX-EW processes.

Geology

The Los Chancas deposit is considered to be an example of a porphyry copper–molybdenum deposit. The deposit is about 1,200 m in diameter, extends for at least 1,000 m at depth, and most drill holes bottom in mineralization. The deposit remains open to the southeast and at depth. Sedimentary rocks of the Jurassic–Cretaceous Ferrobamba, Mara, Soraya, and Chuquibambilla Formations form a north-facing anticline that is eroded along the axial plane. The sediments were intruded by three generations of monzonite intrusion.

Mineralization is hosted by quartz monzonite and surrounding quartzite and siltstone country rocks. Sulfide mineralization consists of hypogene chalcopyrite, bornite, molybdenite, and pyrite. Sulfides are hosted in quartz veins, occur as small sulfide streaks/veins, or form disseminations in the intrusive and sedimentary rocks. This primary mineralization was oxidized and leached, and a zone of supergene enrichment developed. The major area of leaching is to the east, and vertically above, the primary mineralized zone. The oxide zone is sub-parallel to topography. Brochantite and chrysocolla are the dominant copper oxide minerals, with subordinate azurite and malachite. Sulfide minerals within the supergene enrichment zone include chalcocite, covellite, digenite, cuprite, and native copper. Copper oxides are also present as a minor constituent.

Mineral resources

The following table contains the summary of copper mineral resources for Los Chancas as of December 31, 2021, based on long-term price assumptions of $3.80 per pound:

Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Indicated mineral resources	150	0.50%	82 - 84%	1,648
Measured + Indicated mineral resources	150	0.50%	82 - 84%	1,648
Inferred mineral resources	1,433	0.45%	82 - 84%	14,165

(1)	Mineral resources are reported in situ and are current as at December 31, 2021.
(2)	For further information on assumptions used in preparing the estimates, please refer to Chapter 11 of the Los Chancas project technical report summary prepared by qualified persons, under Exhibit 96.4 to this Form 10-K.

Michiquillay Project

The Michiquillay project is located in the Western Cordillera of the Andes in northwest Peru, approximately 45 km from Cajamarca and 900 km northeast of Lima. The main access route to the Project is via road from Cajamarca. Initially, the paved Route 8B is used from Cajamarca to the town of La Encañada, a distance of approximately 33 km. A gravel road is then used from La Encañada to the project site, approximately 14 km. The communities of Michiquillay and Encañada are 2 km and 14 km from the project, respectively. Access within the project is via various gravel and two-track roads that link areas where drilling is planned.The closest airport is at Cajamarca, which is serviced by regular flights from Lima.

The Michiquillay Project consists of 18 mining concessions with a total area of 4,051.4 hectares. The Michiquillay deposit is located on lands of the Michiquillay Rural Community and the Encañada Rural Community. We have signed surface land use agreements with both communities which allow us to conduct exploration activities. Permits for the use of water for exploration purposes are currently being processed by the National Water Authority and the Marañon Local Authority.

The property is currently under the exploration stage. Previous work in the project was conducted by Northern Peru Mining Company, American Smelting and Refining Company, later Asarco LLC, Minero Peru S.A., and various Anglo American subsidiaries. In June 2018, Southern Copper purchased the project from Activos Mineros S.A.C. for a total purchase price of US$400 million and made an initial payment of $12.5 million. In June 2021, we paid an additional $12.5 million. The remaining balance of $375 million will be paid if we decide to develop the project. In 2021, we signed Social Agreements with the Michiquillay and La Encañada communities. Additionally, on October 1, 2021 the Peruvian Ministry of Energy and Mines approved the semi-detailed Environmental Impact Study for the project.

Geology

The Michiquillay deposit is considered to be an example of a porphyry copper–molybdenum–gold deposit. The project is located within a northwest–southeast-oriented metallogenetic corridor of the Andes, that hosts several porphyry copper deposits in the Cajamarca region. Those deposits are characterized by calc-alkaline magmatic rocks covered by folded and faulted sedimentary formations. Mineralization is zoned vertically due to oxidation and remobilization of copper by supergene processes.

The porphyry mineralization and the porphyritic intrusion at Michiquillay appear to be related to, and controlled by, a regional-scale strike change on a series of pre-mineral west–northwest to northwest striking brittle–ductile fault zones. The porphyry intrusions appear to be controlled by intense, concentrated extension on releasing bends, splays, overlaps in dextral fault segments and on the margins of brittle fault zones with development of multiple extensional phases in stockworks, synthetic/antithetic extensional faults and extensional duplexes.

Mineral resources

The following table contains the summary of copper mineral resources for Michiquillay as of December 31, 2021, based on long-term price assumptions of $3.80 per pound:

Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Indicated mineral resources	—	—%	—%	—
Measured + Indicated mineral resources	—	—%	—%	—
Inferred mineral resources	2,288.0	0.43%	85%	21,554.8

(1)	Mineral resources are reported in situ and are current as at December 31, 2021.
(2)	For further information on assumptions used in preparing the estimates, please refer to Chapter 11 of the Michiquillay project technical report summary prepared by qualified persons, under Exhibit 96.5 to this Form 10-K.

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

Buenavista

The Buenavista mining unit operates an open-pit porphyry copper mine, two concentrators and three SX-EW plants. It is located within the Cananea mining district in the north-central part of the State of Sonora, Mexico. The property is located about 222 kilometers northeast of the city of Hermosillo, Sonora and 150 kilometers southeast of the city of Tucson, Arizona. The property covers an area of 89,220.5 hectares of mining concessions. The elevation of the mine is of the order of 1,604 meters above mean sea level.

The Buenavista del Cobre (“BVC”) deposit is divided into two pit areas, namely BVC and Buenavista Zinc (“BVZ”). The BVZ pit area lies within the largest BVC pit. Buenavista is connected by paved highways to the border city of Agua Prieta to the northeast, to the town of Nacozari in the southeast and to the town of Imuris to the west. Buenavista is also connected by railway to Agua Prieta and Nogales. A municipal airport is located approximately 20 kilometers to the northeast of Buenavista. All required fixed and permanent infrastructure of power, pipelines and primary roadways, and Project access are established. Drainage, water controls and mine access roads are established for current operations and will be expanded and continued as the pit progresses through its planned life of operations.

In 2016 we concluded our $3.5 billion investment program in Mexico. The program included a third SX-EW plant, which was completed in June 2014 with a rated annual capacity of 120,000 tonnes of copper and a new concentrator, completed in 2015, with an annual copper production capacity of 188,000 tonnes. The program also included two molybdenum plants with a combined annual capacity of 4,600 tonnes. The first plant was completed in 2013 and the second in 2016. Additionally, the program included the Crushing, Conveying and Spreading System for Leachable Ore (Quebalix IV), which was completed on time and under budget and is currently operating steadily. This project will reduce mining costs and increase SX-EW copper recovery, allowing the Buenavista unit to reach its copper production capacity of 500,000 tonnes.

The original concentrator currently has a nominal milling capacity of 82,000 tonnes per day. The second concentrator began operations in 2016 and currently has a nominal milling capacity of 115,000 tonnes per day. The SX-EW facilities have a cathode production capacity of 174,470 tonnes per year. The Buenavista ore body is considered one of the world’s largest porphyry copper deposits. Buenavista is the oldest continuously operated copper mine in North America, with operations dating back to 1899. High grade ore deposits in the district were mined exclusively using underground methods. The Anaconda Company acquired the property in 1917. In the early 1940s, Anaconda started developing the first open-pit in Buenavista. In 1990, through a public auction procedure, Minera Mexico acquired 100% of the Buenavista mining assets for $475 million. Buenavista is currently applying conventional open-pit mining methods to extract copper ore for further processing in the concentrator. Additionally, a new zinc concentrator is under construction, which will increase milling capacity and will allow us to recover zinc, along with copper and molybdenum contents. This new zinc plant is expected to begin operations in 2023.

The following table contains production information for 2021, 2020 and 2019 for Buenavista:

					2021 - 2020
					Variance
		2021	2020	2019	Volume	%
Mine annual operating days		365	366	365
Mine:
Total ore mined	(kt)	74,234	72,895	70,323	1,339	1.8%
Copper grade	(%)	0.527	0.527	0.554	—	—%
Leach material mined	(kt)	139,070	128,118	141,096	10,952	8.5%
Leach material grade	(%)	0.196	0.211	0.216	(0.015)	(7.1)%
Stripping ratio	(x)	0.52	0.29	0.37	0.23	79.3%
Total material mined	(kt)	324,860	259,860	288,882	65,000	25.0%
Concentrator:
Total material milled	(kt)	74,302	73,011	70,371	1,291	1.8%
Copper recovery	(%)	87.18	86.72	86.66	0.46	0.5%
Copper concentrate	(kt)	1,464.9	1,398.4	1,420.5	66.5	4.8%
Copper in concentrate	(kt)	341.0	334.0	338.0	7.0	2.1%
Copper concentrate average grade	(%)	23.28	23.88	23.80	(0.6)	(2.5)%
SX‑EW plant
Estimated leach recovery	(%)	65.00	66.00	62.00	(1.00)	(1.5)%
SX‑EW cathode production	(kt)	81.8	98.2	100.1	(16.4)	(16.7)%
Molybdenum
Molybdenum grade	(%)	0.01	0.011	0.013	(0.001)	(9.1)%
Molybdenum recovery	(%)	68.97	67.26	65.63	1.71	2.5%
Molybdenum concentrate	(kt)	10.21	10.44	11.80	(0.23)	(2.2)%
Molybdenum concentrate average grade	(%)	51.22	52.39	51.83	(1.17)	(2.2)%
Molybdenum in concentrate	(kt)	5.23	5.47	6.12	(0.24)	(4.4)%

Key: kt = thousand tonnes

x = Stripping ratio obtained dividing waste by leachable material plus ore mined.

The copper and molybdenum grade are total grade.

Geology

The Cananea mining district lies within the eastern section of the Sonora Basin and Range Province of northern Mexico. Sustained magmatic activity along the North American Cordillera during the late Mesozoic through Paleogene resulted in the development of numerous porphyry copper deposits. The Precambrian Cananea basement rocks are overlain by several Paleozoic sedimentary units ranging from the Cambrian Capote Quartzite through thick limestone sequence of Upper Paleozoic age. Overlying the Paleozoic sediments and Precambrian granite of Cananea are the Henrietta and Elenita formations which are Triassic to late Jurassic in age and are comprised of volcanic rocks of latite to andesite composition. The youngest volcanic units in the district are andesitic tuffs and rhyolites of the Mesa formation.

The intrusions of diorite, granodiorite and quartz monzonite formed after the emplacement of the Mesa Formation. In the final stage of intrusive activity, diabase dikes intruded faults and fractures with a NW-SE trend. Pipe-like breccias formed as late-stage products of the quartz-monzonite porphyries. During the Cenozoic, alluvian and fluvial sediments were deposited as erosion of the Cananea Mountains occurred. Exhumation of the upper part of the Cananea minig district porphyry system resulted in the formation of a supergene enrichment and an oxidation overburden overlying the porphyry system.

Concentrator

Buenavista uses state-of-the-art computer monitoring systems at the concentrators, the crushing plant and the flotation circuit in order to coordinate inflows and optimize operations. In the original concentrator, material with a copper grade above a cut-off grade of approximately 0.30% is currently loaded onto trucks and sent to the milling circuit, where giant rotating crushers reduce the size of the ore to approximately one-half of an inch. The ore is then sent to the ball mills, which grind it to the consistency of fine powder. The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings. Recovered copper, with the consistency of froth, is filtered and dried to produce copper concentrates with an average copper content of approximately 24%. Concentrates are then shipped by rail to the smelter at La Caridad.

In the second concentrator, material with a copper grade above a cut-off grade of aprroximately 0.30% is sent to a three-phase milling circuit, where the ore size is reduced to approximately one-half inch. The ore is then sent to a circuit of six ball mills, which grind it to the consistency of fine powder. The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings. Recovered copper, with the consistency of froth, is filtered and dried to produce copper concentrates with an average copper content of approximately 24%. Concentrates are then sent by trucks or by railroad to the La Caridad smelter or to the Guaymas port, at Sonora, for export.

The current cut-off grade assumptions used on site for both concentrator 1 and 2 and material assigned for leach is recommended to be reassessed. The mineral reserves reported for Buenavista have been estimated by determining economic value of each block containing mineral resource. This takes into account the potential revenue of the block whether it is processed in a concentrator or on the leach pad along with the downstream selling costs. The approximate cut-off grade for the concentrators is estimated to be 0.11% copper and the approximate cut-off grade for the leachable material is estimated to be 0.05% copper. The approximate cut-off grade for the zinc concentrator (once it has been constructed) was estimated to be 0.22% copper equivalent.

As part of the expansion program for this unit, in 2013 we completed the construction of the first molybdenum plant with an annual production capacity of 2,000 tonnes of molybdenum contained in concentrate. The plant was designed to process 1,500 tonnes of copper-molybdenum concentrates per day with a content recovery of approximately 80% copper and 50% molybdenum. The molybdenum plant consists of thickeners, homogenizer tanks, flotation cells, column cells and a holo-flite dryer. The second molybdenum plant was designed to process 3,040 tonnes of copper-molybdenum concentrates per day for a content recovery between 80% and 87% for copper and 60% for molybdenum. The plant generated its first production lot in July 2016 and fully initiated operations in November 2016.

SX-EW Plant

The Buenavista unit operates a leaching facility and three SX-EW plants. All copper ore with a grade lower than the mill cut-off grade of 0.30%, but higher than 0.15%, is delivered to the leach dumps. A cycle of leaching and resting occurs for approximately five years in the run-of-mine dumps and three years for the crushed leach material. A review of the cut-off grades based on economics is recommended to be reassessed as described above..

There are three irrigation systems for the dumps and eleven dams for the pregnant leach solution (PLS). Plant I has four solvent extraction tanks with a nominal capacity of 18,000 liters per minute of PLS and 54 electrowinning cells and has a daily production capacity of 30 tonnes of copper cathodes with 99.999% purity. Plant II has five trains of solvent extraction with a nominal capacity of 62,000 liters per minute of PLS and 220 cells distributed in two bays and has a daily production capacity of 120 tonnes of copper cathodes with 99.9% purity. Plant III has three trains of solvent extraction with a nominal capacity of 167,100 liters per minute of PLS and 270 cells distributed in two bays and has a daily production capacity of 328 tonnes of copper cathodes with 99.9% purity. The plant produces copper cathodes of LME grade A.

Slope stability

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

The following recommendations were made for the Buenavista mine: inter-ramp slope design angles for the 15-year pit plan for all of the 21 design sectors defined on a rock-fabric-based catch bench analysis, using double bench, can range from 48° and 55°, and the inter-ramp slope angles are based on geometries obtained from the back-break analysis using 80% reliability of achieving the required 7.6 meter catch bench width for a single bench configuration and 10.6 meter catch bench width for a double bench configuration. Preliminary observations suggest the 15-year pit walls may be relatively free-draining; the back-break analysis assumed depressurized conditions of mine benches, and the inter-ramp stability analysis were performed for both saturated and depressurized conditions.

A pit dewatering/depressurization plan for the Buenavista mine was also recommended to address the issues of open-pit drainage, dewatering plan and future slope depressurization. Phase I of the geohydrological study was completed by an independent consultant. The analysis included a preliminary assessment and work plan implementation.

Between 2011 and 2014, we conducted well drilling and dewatering programs to ensure the ability to continue with the mining plan. We also executed a geophysical study to determine the best locations for water extraction wells and continued collecting new geotechnical information from two exploration drilling projects. Following the recommendations of the geotechnical evaluation, we continued monitoring the walls using the radar system.

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

In July 2020, the OMNI 505 radar began operating. As such, we currently have two working radars, which allow us to cover 95% of the slopes in the operating areas of the mine. In 2021, we acquired two pieces of equipment for additional monitoring and began developing a geotechnical study for the mine with the support of a specialized consulting firm. We expect to conclude this study in 2022 to optimize the slopes in the long term.

Mineral resources

The following table contains the summary of copper, molybdenum and zinc mineral resources for Buenavista as of December 31, 2021, based on long-term price assumptions of $3.80, $11.50 and $1.32 per pound, respectively:

Copper plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (thousand tonnes)	Contained molybdenum (thousand tonnes)	Contained zinc (thousand tonnes)
Measured mineral resources	—	—%	—%	—%	—	—	—
Indicated mineral resources	944	0.38%	0.005%	0.07%	3,580	51	657
Measured + Indicated mineral resources	944	0.38%	0.005%	0.07%	3,580	51	657
Inferred mineral resources	14,467	0.21%	0.004%	0.03%	30,442	590	4,305

Zinc plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (thousand tonnes)	Contained molybdenum (thousand tonnes)	Contained zinc (thousand tonnes)
Measured mineral resources	—	—%	—%	—%	—	—	—
Indicated mineral resources	183	0.46%	0.002%	0.78%	847	3	1,419
Measured + Indicated mineral resources	183	0.46%	0.002%	0.78%	847	3	1,419
Inferred mineral resources	194	0.43%	0.003%	0.49%	830	6	953

Leach plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (thousand tonnes)	Contained molybdenum (thousand tonnes)	Contained zinc (thousand tonnes)
Measured mineral resources	—	—	—%	—%	—	—	—
Indicated mineral resources	82	0.13%	—%	—%	104	—	—
Measured + Indicated mineral resources	82	0.13%	—%	—%	104	—	—
Inferred mineral resources	3,812	0.14%	—%	—%	5,398	—	—

(1)	Mineral resources are reported in situ and are current as at December 31, 2021.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	For further information on assumptions used in preparing the estimates, please refer to Chapter 11 of the Buenavista del Cobre technical report summary prepared by qualified persons, under Exhibit 96.6 to this Form 10-K.

Mineral reserves

The following table contains the summary of copper, molybdenum and zinc mineral reserves for Buenavista as of December 31, 2021, based on long-term price assumptions of $3.30, $10.00 and $1.15 per pound, respectively:

Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Sulfide ROM Ore - Copper plant	2,104	0.36%	0.007%	—%	16,881	343	—
Sulfide ROM Ore - Zinc plant	68	0.36%	—%	1.40%	531	—	2,097
Sulfide ROM Ore - Total	2,172	0.36%	—%	—%	17,412	343	2,097
Leachable Ore	1,126	0.22%	—%	—%	5,506	—	—

(1)	Mineral reserves are current as at December 31, 2021.
(2)	The reference point for the estimate is delivery to the process plant.
(3)	For further information on assumptions used in preparing the estimates, please refer to Chapter 12 of the Buenavista operations technical report summary prepared by qualified persons, under Exhibit 96.6 to this Form 10-K.

La Caridad

The La Caridad complex includes an open-pit mine, concentrator, smelter, copper refinery, precious metals refinery, rod plant, SX-EW plant, lime plant and two sulfuric acid plants.

La Caridad mine and mill are located about 23 kilometers southeast of the town of Nacozari in northeastern Sonora at an average altitude of 1,500 meters above mean sea level. Nacozari is about 266 kilometers northeast of the Sonora state capital of Hermosillo and 125 kilometers south of the U.S.—Mexico border. Nacozari is connected by paved highway with Hermosillo and Agua Prieta and by rail with the international port of Guaymas, and the Mexican and United States rail systems. An airstrip with a reported runway length of 2,500 meters is located 36 kilometers north of Nacozari, less than one kilometer away from the La Caridad copper smelter and refinery. The smelter and the sulfuric acid plants, as well as the refineries and rod plant, are located approximately 24 kilometers from the mine. Access is by paved highway and by railroad.

The mining claims held by La Caridad unit cover an area of about 103,821 hectares for exploration and exploitation activities. Surface rights are held by a combination of private ownership and agreements with local ejidos. Ejidos are agrarian land grants held by a group of people. The agreements allow for exploration and mining activities. The La Caridad complex imports natural gas from the United States through its pipeline (between Douglas, Arizona and Nacozari, Sonora). The electrical power is supplied to site from the utility grid via 230 kV overhead transmission lines. The bulk of demand is supplied by MGE, a subsidiary of Grupo Mexico. The primary fresh water source is the La Angostura Dam located approximately 29km to the northeast of the La Caridad mine.

The ore at La Caridad is recovered using open-pit conventional truck and shovel mining methods due to the proximity of the ore to the surface and the physical characteristics of the deposit. The concentrator began operations in 1979; the molybdenum plant was added in 1982 and the smelter in 1986; the first sulfuric acid plant was added in 1988 and the SX-EW plant in 1995; the second sulfuric acid plant was added in 1997 and the copper refinery in 1997; the rod plant was added in 1998 and the precious metals refinery in 1999; and the dust and effluents plant was incorporated in 2012.

The table below contains production information for 2021, 2020 and 2019 for La Caridad:

					Variance
					2021 - 2020
		2021	2020	2019	Volume	%
Mine annual operating days		365	366	365
Mine
Total ore mined	(kt)	34,876	34,949	34,401	(73)	(0.2)%
Copper grade	(%)	0.340	0.361	0.356	(0.021)	(5.8)%
Leach material mined	(kt)	35,230	29,561	28,457	5,669	19.2%
Leach material grade	(%)	0.212	0.220	0.224	(0.008)	(3.6)%
Stripping ratio	(x)	0.43	0.45	0.50	(0.02)	(4.4)%
Total material mined	(kt)	100,412	93,373	94,578	7,039	7.5%
Concentrator
Total material milled	(kt)	34,929	34,858	34,648	71	0.2%
Copper recovery	(%)	86.44	87.14	86.80	(0.70)	(0.8)%
Copper concentrate	(kt)	456.8	473.1	446.2	(16.3)	(3.4)%
Copper in concentrate	(kt)	102.7	109.7	107.2	(7.0)	(6.4)%
Copper concentrate average grade	(%)	22.48	23.18	24.01	(0.70)	(3.0)%
SX‑EW plant
Estimated leach recovery	(%)	38.11	38.04	38.06	0.07	0.2%
SX‑EW cathode production	(kt)	25.38	25.85	25.93	(0.47)	(1.8)%
Molybdenum
Molybdenum grade	(%)	0.035	0.036	0.036	(0.001)	(2.8)%
Molybdenum recovery	(%)	82.44	82.82	82.17	(0.38)	(0.5)%
Molybdenum concentrate	(kt)	18.9	19.3	18.8	(0.4)	(2.1)%
Molybdenum concentrate average grade	(%)	53.92	54.48	54.26	(0.6)	(1.0)%
Molybdenum in concentrate	(kt)	10.2	10.5	10.2	(0.3)	(2.9)%

Key: kt = thousand tonnes

x = Stripping ratio obtained dividing waste by leachable material plus ore mined

The copper and molybdenum grade are total grade.

Geology

La Caridad is a porphyry copper deposit, that is currently the largest copper producer in Mexico and the youngest dated porphyry copper system in the American Southwest region. The La Caridad district lies within the eastern section of the Sonora Basin and Range Province of northern Mexico. Sustained magmatic activity along the North American Cordillera during the late Mesozoic through Paleogene resulted in the development of numerous porphyry copper deposits. The basement rocks of area consist of strongly deformed greenschist-grade volcanic and sedimentary rocks that are intruded by granites emplaced at 1.4 and 1.1 billion years ago. Above the sequence Late Proterozoic and Paelozoic rocks are overlain by volcanic and plutonic rocks of Mesozoic and Cenozoic age. Middle Jurassic rocks characterized by volcanic and volcano-sedimentary sequences, with occasional granite intrusions, outcrop in the northern and northeastern portion of Sonora. In the La Caridad district, these rocks outcrop in the Sierra Cobriza area, west of the town of Nacozari.

The main mineralization at La Caridad occurs in the Quartz-monzonite porphyry and hydrothermal breccias. The host rock at La Caridad are andesites, with the oldest rocks corresponding to the Laramide volcanic rocks, which are regionally correlated with the Tarahumara Formation. Locally, this andesitic volcanic sequence was intruded by a granodiorite which is well exposed to the east-southeast of the La Caridad mine, which are in turn intruded by diorite dikes that range from fine to coarse grain. Discordantly overlying this igneous complex is a sequence of rhyolitic flows.

Concentrator

La Caridad uses state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit to coordinate inflows and optimize operations. The concentrator has a current capacity of 94,500 tonnes of ore per day.

Ore extracted from the mine with a copper grade over 0.30% is currently sent to the concentrator and processed into copper concentrates and molybdenum concentrates. The copper concentrates are sent to the smelter and the molybdenum concentrate is sold to a Mexican customer. The molybdenum recovery plant has a capacity of 2,000 tonnes per day of copper-molybdenum concentrates. The lime plant has a capacity of 340 tonnes of finished product per day.

The mineral reserves estimated for La Caridad were estimated utilizing an economic cut-off to assign material to either the concentrator or leach pad. Each block in the mineral resource model is assigned an economic value based on the total potential revenue whether the block is processed in the concentrator or on a leach pad and takes into account the various recoveries, selling costs, and payability. The resulting cut-off grade for the concentrator is approximately 0.08% copper and the leachable cutoff grade is approximately 0.01% copper.

SX-EW Plant

Approximately 953.8 million tonnes of leaching ore with an average grade of approximately 0.24% copper was extracted from the La Caridad open-pit mine and deposited in leaching dumps through December 31, 2021. All copper ore with a grade lower than the current mill cut-off grade 0.30%, but higher than 0.15% copper, is at present delivered to the leaching dumps. In 1995, we completed the construction of a SX-EW facility at La Caridad that has allowed us to process this ore and certain leach mineral reserves that were not mined; this has led to a subsequent reduction in our copper production costs. The SX-EW facility has an annual design capacity of 21,900 tonnes of copper cathodes. These cut-off grades need to be re-assessed as the mineral reserves stated were estimated utilizing an economic cut-off value.

The plant has three trains of solvent extraction with a nominal capacity of 2,400 cubic meters per hour and has 94 electrowinning cells, which are distributed in a single electrolytic bay. The plant has a daily production capacity of 65 tonnes of copper cathodes with 99.999% purity.

Slope stability

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

In 2019, we assigned an independent consulting firm to conduct a geotechnical study of La Caridad, which included the Bella Union area, based on a 15-year mining plan. The results of this study included recommendations on geostructural and geotechnical parameters. These were applied to the pit design for the new mine plan for La Caridad, which replaced the 15-year mine plan prepared in 2015. A hydrogeological study was also recommended to determine the distribution of pore pressure. In September 2021, the SSR-OMNI and the SSR-FX radars began operating. These two working radars will allow us to cover up to 80% of the slopes in the operating areas of the mine.

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources for La Caridad as of December 31, 2021, based on long-term price assumptions of $3.80 and $11.50 per pound, respectively:

Leach process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million tonnes)	Contained molybdenum (million tonnes)
Measured mineral resources	—	—%	—%	—	—
Indicated mineral resources	817	0.06%	—%	0.5	—
Measured + Indicated mineral resources	817	0.06%	—%	0.5	—
Inferred mineral resources	927	0.06%	—%	0.6	—

Mill process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million tonnes)	Contained molybdenum (million tonnes)
Measured mineral resources	—	—%	—%	—	—
Indicated mineral resources	6,455	0.17%	0.026%	10.8	1.68
Measured + Indicated mineral resources	6,455	0.17%	0.026%	10.8	1.68
Inferred mineral resources	4,039	0.13%	0.025%	5.1	1.01

(1)	Mineral resources are reported in situ and are current as at December 31, 2021.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	For further information on assumptions used in preparing the estimates, please refer to Chapter 11 of the La Caridad operations technical report summary prepared by qualified persons, under Exhibit 96.7 to this Form 10-K.

Mineral reserves

The following table contains the summary of copper and molybdenum mineral reserves for La Caridad as of December 31, 2021, based on long-term price assumptions of $3.30 and $10.00 per pound, respectively. When comparing our mineral reserves for La Caridad as of December 31, 2021, it should be noted that, due to the absence of pre-feasibility level studies for life-of-line tailing capacity, certain of our mineral resources could not be converted to mineral reserves. Consequently, our reserves as of December 31, 2021 included in this report may not be easily comparable to those reported in prior years. Once such studies are completed, we expect to be able to add these resources back to the reserve category later this year.

Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)
Leach process	43	0.09%	—%	81	—
Mill process	372	0.24%	0.02%	1,955	185

(1)	Mineral reserves are current as at December 31, 2021.
(2)	The reference point for the estimate is the leach pad or concentrator.
(3)	For further information on assumptions used in preparing the estimates, please refer to Chapter 12 of the La Caridad operations technical report summary prepared by qualified persons, under Exhibit 96.7 to this Form 10-K.

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

All of the anodes produced in the smelter are sent to the La Caridad copper refinery. The actual installed capacity of the smelter is 1,000,000 tonnes per year, a capacity that is sufficient to treat all the concentrates of La Caridad and almost 40.5% of total production of the OMIMSA I and OMIMSA II concentrators from Buenavista. In 2010, the smelter also began processing concentrates from the IMMSA mines, as we closed the San Luis Potosi smelter.

Other facilities in the smelter include two sulfuric acid plants with capacities of 2,625 and 2,135 tonnes per day, three oxygen plants each with a production capacity of 275 tonnes per day; and one power turbine which generates 11.5 MWh.

Refinery

La Caridad includes an electrolytic copper refinery that uses permanent cathode technology. The installed capacity of the refinery is 300,000 tonnes per year. The refinery consists of an anode plant with a preparation area, an electrolytic plant with an electrolytic cell house with 1,115 cells and 32 liberator cells, two cathode stripping machines, an anode washing machine, a slime treatment plant and a number of ancillary installations. The refinery is producing grade A (LME) and grade 1 (COMEX) copper cathode of 99.99% purity. Anodic slimes are recovered from the refining process and sent to the slime treatment plant, where additional copper is extracted. The slimes are then filtered, dried, packed and shipped to the La Caridad precious metals refinery to produce silver and gold.

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

Copper Rod Plant

A rod plant at the La Caridad complex began operations in 1998 and reached its full annual operating capacity of 150,000 tonnes in 1999. The plant is producing eight-millimeter copper rods with a purity of 99.99%.

Effluent and Dust Treatment Plant

In 2012, we started operating a dust and effluent plant with a treatment capacity of 5,000 tonnes of smelter dusts per year, which will produce 1,500 tonnes of copper by-products and 2,500 tonnes of lead sulfates per year. This plant is designed to reduce dust emissions from La Caridad metallurgical complex.

The table below contains production information for 2021, 2020 and 2019 for the La Caridad processing facilities:

					Variance
					2021 - 2020
		2021	2020	2019	Volume	%
Smelter
Total copper concentrate smelted	(kt)	1,047.3	1,029.5	1,011.4	17.8	1.7%
Anode copper production	(kt)	289.0	285.3	279.1	3.7	1.3%
Average copper content in anode	(%)	99.46	99.45	99.47	0.01	0.0%
Average smelter recovery	(%)	96.3	96.3	97.1	—	—%
Sulfuric acid production	(kt)	990.0	967.5	966.2	22.5	2.3%
Refinery
Refined cathode production	(kt)	242.7	240.4	231.6	2.3	1.0%
Refined silver production	(000 kg)	236.7	252.8	250.3	(16.1)	(6.4)%
Refined gold production	(Kg)	1,029.1	1,028.1	1,125.8	1.0	0.1%
Rod Plant
Copper rod production	(kt)	150.1	129.4	142.7	20.7	16.0%

Key: kt = thousand tonnes

Kg = kilograms

Pilares Project

Pilares is considered part of the La Caridad unit and ore from Pilares will be routed to the leach pads and processing facilities at the La Caridad operations. The Pilares mineral development project is located in northeastern Sonora, Mexico, about 266 kilometers northeast of the city of Hermosillo and 125 kilometers south of the city of Agua Prieta Sonora, Mexico, which is on the international U.S. – Mexico border. The Pilares project is located between 30°19’ and 30°20’ N, and between 109°38’ and 109°37’47’’ W, at elevations ranging between 1,400 to 1,460 meters above mean sea level. It is about 6 kilometers from the La Caridad mining unit and 22 kilometers from the town of Nacozari.

The mining claims held by Pilares project cover an area of about 143.3 hectares for exploration and exploitation activities. Surface rights are held by a combination of private ownership and agreements with the local ejido “Pilares”, which consists of about 40 members. Ejidos are agrarian land grants held by a group of people. The agreements allow for exploration and mining activities, plus conservation of the historical town of Pilares. Additionally, the Pilares Project was included in the regional environmental permit obtained for the entire La Caridad complex dated September 2018 and valid for 60 years.

Geology

The La Caridad mining district, where the Pilares porphyry copper deposit is located, lies within the eastern section of the Sonora Basin and Range Province in Northern Mexico. Sustained magmatic activity along the North American Cordillera during the late Mesozoic through Paleogene resulted in the development of numerous porphyry copper deposits.

The local geology of the Pilares area consists of two main lithological packges, a volcanic sequence and a set of hypabyssal bodies that intrude the volcanic sequence. The volcanic sequence is comprised from the base to the top by the following units: andesitic flows from intercallations of Crystal Tuff, Tobaceous Sandstone, tuff-breccia (ignimbrite), basalt-andesite flows and Lapilli Tuffs. The Lapilli Tuff is composed of lapilli-sized volcanic fragments outcropping in the topographic highs and distributed in the central, southeastern and northeastern portion of the Pilares area. The Lapilli Tuff hosts the mineralized structure of the Pilares Breccia.

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources for Pilares as of December 31, 2021, based on long-term price assumptions of $3.80 and $11.50 per pound, respectively:

Process	Classification	Amount (million tonnes)	Total copper	Copper oxide	Molybdenum grade	Contained copper (thousand tonnes)	Contained molybdenum (thousand tonnes)
Leach	Inferred	4.8	0.44%	0.22%	0.002%	20.7	—
Mill	Inferred	71.8	0.56%	0.05%	0.005%	399.1	3.5

(1)	Mineral resources are reported in situ and are current as at December 31, 2021.
(2)	For further information on assumptions used in preparing the estimates, please refer to Chapter 11 of the Pilares project technical report summary prepared by qualified persons, under Exhibit 96.8 to this Form 10-K.

El Pilar Project

The El Pilar Property is located in north central Sonora, Mexico, about 15 kilometers south of the international border with United States. The property is situated within lands of Ejido Miguel Hidalgo (also referred to as San Lazaro), in the Santa Cruz Municipality. The El Pilar property comprises 9,571.3 hectares in eighteen concessions. These concessions are wholly owned by Recursos Stingray de Cobre S.A de C.V., our wholly owned Mexican subsidiary. Additionally, a total of 1,926 hectares of surface rights have been successfully negotiated with the Ejido Miguel Hidalgo, which allows for all required land ownership rights needed for project development.

The El Pilar deposit is located at the southwest margin of the Patagonia Mountains near the base of a mountain range.

The topography near the deposit permits sufficient surface space for a mining operation, leaching pads, waste disposal areas, and other facilities. The property can be reached by road from Hermosillo, Sonora in Mexico and from Tucson, Arizona in the United States. The route from Hermosillo to Miguel Hidalgo takes about 3.5 hours of driving time. The route from Tucson to Miguel Hidalgo is currently a two-hour drive. The site is a green-field mining site with no existing infrastructure. Experienced mining personnel and related contractors are available within driving distance.

The project area climate allows year-round mining and processing operations. A power line is located 3 km to the south, in the village of Miguel Hidalgo where SCC has an office and warehouse facilities, but the project will require the construction of a high voltage power line from the site to connect with the high voltage power lines accessible in Nogales, which is 28 km northwest of the property. A railroad is located 3 km south of the deposit. Construction of a new railway spur approximately 4 km in length is planned for the delivery of molten sulfur or sulfuric acid.

Geology

The deposit is located within the Sonora-Arizona Porphyry Copper Province, along the southwest flank of the Patagonia Mountains. The geology of the El Pilar property consists of Precambrian intrusive rocks overlain by Paleozoic sedimentary rocks. These units are overlain by Tertiary sedimentary rocks. Intrusives of granitic to monzonitic composition with some pegmatitic and aplitic facies intrude all the older units. Tertiary and Quaternary alluvial fan and alluvial wash sediments cover the flanks of the ranges and the intervening valleys.

The El Pilar copper deposit occurs within unconsolidated, poorly sorted, poorly bedded, proximal facies alluvial wash deposits that are overlain by dissected younger alluvial fan deposits. The copper bearing sediments at El Pilar are comprised solely of alluvial wash gravels deposited into a paleo topographic range-front depression. At the northern boundary of the deposit, these basin-fill sediments are juxtaposed against unmineralized Precambrian granitic rocks by an east-west to northwest-trending, south dipping zone of faulting and hydrothermal brecciation. Mineralization predominantly consists of the copper oxide mineral chrysocolla, which occurs as coatings on clasts of highly silicified breccia and as grains in the sedimentary gravel matrix.

Mineral resources

The following table contains the summary of copper mineral resources for El Pilar as of December 31, 2021, based on long-term price assumptions of $3.80 per pound:

Copper	Amount (million tonnes)	Total copper	Soluble copper	Contained copper (thousand tonnes)
Measured mineral resources	2.2	0.20%	0.10%	4.3
Indicated mineral resources	81.3	0.18%	0.08%	143.8
Measured + Indicated mineral resources	83.4	0.18%	0.08%	148.1
Inferred mineral resources	88.6	0.12%	0.06%	106.3

(1)	Mineral resources are reported in situ and are current as at December 31, 2021.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	For further information on assumptions used in preparing the estimates, please refer to Chapter 11 of the El Pilar project technical report summary prepared by qualified persons, under Exhibit 96.9 to this Form 10-K.

Mineral reserves

The following table contains the summary of copper mineral reserves for El Pilar as of December 31, 2021, based on long-term price assumptions of $3.30 per pound:

Copper	ROM Ore (million tonnes)	Copper grade	Contained copper (thousand tonnes)	Recovered copper (million pounds)
Proven mineral reserves	63	0.27%	168	221
Probable mineral reserves	254	0.25%	623	720
Total mineral reserves	317	0.25%	790	941

(1)	Mineral reserves are current as at December 31, 2021.
(2)	The reference point for the estimate is delivery to the leach pad.
(3)	For further information on assumptions used in preparing the estimates, please refer to Chapter 12 of the La Caridad operations technical report summary prepared by qualified persons, under Exhibit 96.9 to this Form 10-K.

El Arco Project

The El Arco deposit is located near the village of El Arco in Baja California, Mexico, which lies near the center of the Baja California Peninsula in the municipalities of San Quintin, Baja California and Mulegé, Baja California Sur, Mexico. Route 1 is the only paved highway connecting the northern and southern parts of the Baja Peninsula. El Arco located between the towns of Santa Rosalía and Guerrero Negro at kilometer 189. The El Arco site is accessed by taking Highway 1 approximately 30 kilometers south of the town of Guerrero Negro to the intersection with the highway MX 18, and following MX 18 for 42 kilometers east to the project site. Highway 1 is paved and in good condition and Highway 18 was originally paved but currently all pavement is gone, leaving a gravel roadbed.

The nearest port is Santa Rosalía on the Sea of Cortez, 240 km by road southeast of El Arco. We plan to construct a port at El Barril, located 70 km northeast of the proposed mine site. The site is currently a greenfields site with limited infrastructure that is only suitable to support exploration-level activities. Planned on-site infrastructure includes an open pit mine, two waste rock storage facilities, mill complex and oxide fine crushing facilities, temporary ore stockpile, heap leach facility, tailings storage facility, administration building, truck shop and warehouse, main 230 kV electrical substation and a water storage dam and reservoir.

We hold 11 mining concessions, covering 72,133 hectares. Surfaces rights in the deposit area are held by a combination of agrarian cooperatives (ejidos) and private owners. Project water is planned to be sourced from a desalination plant, to be constructed at El Barril. Additionally, we expect to obtain power from a private provider.

Geology

The El Arco deposit is considered to be an example of a porphyry copper deposit. The Alisitos arc is an approximately 300 × 30 kilometer oceanic arc terrane that accreted to the western edge of the Peninsular Ranges batholith within the North American Cordillera. A chain of granitic batholithic intrusions intrude the Alisitos Formation, and El Arco, the oldest known porphyry deposit in this chain, is located at the extreme southern end of the chain.

The El Arco area basement consists of serpentinite, with blocks of peridotite, pyroxenite and amphibolite that are tectonically overlain by diorites, gabbros, and rocks interpreted to be pillow lavas. These units are overlain by metavolcanic agglomerates, metagraywackes, meta-andesite flows and breccias, and thinly-bedded marble. Andesite flows in the upper part of this sequence host granodiorite porphyry intrusions that generated the El Arco deposit. Barren diabase dikes cut the andesite and granodiorite porphyry. All lithologies have been subject to greenschist facies metamorphism, characterized by development of chlorite–epidote–calcite–quartz. Mineralization at El Arco occurs in three sub-horizontal zones.

Mineral resources

The following table contains the summary of mineral resources for El Arco as of December 31, 2021, based on long-term price assumptions of $3.80 and $10.35 per pound for copper and molybdenum, respectively.

Mill plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Gold grade (g/t)	Silver grade (g/t)	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained gold (million ounces)	Contained silver (million ounces)
Measured mineral resources	—	—%	—%	—		—	—	—	—
Indicated mineral resources	826.6	0.41%	0.008%	0.12	1.6	7,544.9	146.5	3.23	41.88
Measured + Indicated mineral resources	826.6	0.41%	0.008%	0.12	1.6	7,544.9	146.5	3.23	41.88
Inferred mineral resources	2,344.9	0.37%	0.006%	0.11	1.5	19,352.3	298.2	8.05	110.89

Leach plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Gold grade (g/t)	Silver grade (g/t)	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained gold (million ounces)	Contained silver (million ounces)
Measured mineral resources	—	—%	—%	—	—	—	—	—	—
Indicated mineral resources	51.3	0.30%	—%	—	—	335.3	—	—	—
Measured + Indicated mineral resources	51.3	0.30%	—%	—	—	335.3	—	—	—
Inferred mineral resources	63.8	0.25%	—%	—	—	350.9	—	—	—

(1)	Mineral resources are reported in situ and are current as at December 31, 2021.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Mineral resources are reported within a conceptual pit shell that is based on copper and molybdenum values only. Metallurgical recoveries considered are of 86% copper and 55% molybdenum for material sent to the mill facility, and recovery of 80% total copper for material sent to the heap leach pad.
(4)	For further information on assumptions used in preparing the estimates, please refer to Chapter 11 of the El Arco project technical report summary prepared by qualified persons, under Exhibit 96.10 to this Form 10-K.

Mineral reserves

The following table contains the summary of copper mineral reserves for El Arco as of December 31, 2021, based on long-term price assumptions of $3.30 and $9.00 per pound for copper and molybdenum, respectively.

Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Gold grade (g/t)	Silver grade (g/t)	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained gold (million ounces)	Contained silver (million ounces)
Sulfide mill	1,229.54	0.40%	0.006%	0.14	1.8	10,822	166.7	5.59	70.47
Oxide leach	140.52	0.27%	—%	—	—	846	—	—	—

(1)	Mineral reserves are current as at December 31, 2021.
(2)	The reference point for the estimate is the point of delivery to the processing facility.
(3)	Mineral reserves are constrained within an optimized pit shell based on copper and molybdenum only. Metallurgical recoveries considered were 86% copper and 55% molybdenum for material sent to the mill facility, and recovery of 80% total copper for material sent to the heap leach pad.
(4)	For further information on assumptions used in preparing the estimates, please refer to Chapter 12 of the El Arco operations technical report summary prepared by qualified persons, under Exhibit 96.10 to this Form 10-K.

MEXICAN IMMSA UNIT

Our IMMSA unit (underground mining poly-metallic division) owns five underground mining complexes situated in central and northern Mexico, three out of which are currently operating. It produces zinc, lead, copper, silver and gold. These complexes include industrial processing facilities for zinc, lead, copper and silver. All of IMMSA’s mining facilities employ exploitation systems and conventional equipment. We believe that all the plants and equipment are in satisfactory operating condition. IMMSA’s principal mining facilities are Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco.

The table below contains production information for 2021, 2020 and 2019 for our Mexican IMMSA unit:

					Variance
					2021 - 2020
		2021	2020	2019	Volume	%
Average annual operating days(*)		336	341	352
Total material mined and milled	(kt)	3,965	4,242	3,911	(277)	(6.5)%
Zinc:
Average ore grade	(%)	2.04	2.03	2.24	0.01	0.5%
Average recovery	(%)	82.87	80.01	84.46	2.86	3.6%
Concentrate produced	(kt)	135.1	133.6	146.7	1.5	1.1%
Concentrate average grade	(%)	49.58	51.61	50.40	(2.03)	(3.9)%
Zinc in concentrate	(kt)	67.0	68.9	73.9	(1.9)	(2.8)%
Lead:
Average ore grade	(%)	0.62	0.72	0.78	(0.10)	(13.9)%
Average recovery	(%)	69.20	66.93	74.01	2.27	3.4%
Concentrate produced	(kt)	33.8	38.5	43.8	(4.7)	(12.2)%
Concentrate average grade	(%)	50.66	52.86	51.47	(2.20)	(4.2)%
Lead in concentrate	(kt)	17.1	20.4	22.6	(3.3)	(16.2)%
Copper:
Average ore grade	(%)	0.41	0.44	0.38	(0.03)	(6.8)
Average recovery	(%)	53.71	55.02	55.50	(1.31)	(2.4)%
Concentrate produced	(kt)	38.0	45.7	33.9	(7.7)	(16.8)%
Concentrate average grade	(%)	22.94	22.52	24.40	0.42	1.9%
Copper in concentrate	(kt)	8.7	10.3	8.3	(1.6)	(15.5)%
Silver:
Average ore grade	(ounces)	2.17	2.58	2.26	(0.41)	(15.9)%
Average recovery	(%)	76.59	73.08	78.53	3.51	4.8%
Concentrate average grade	(%)	31.9	36.6	30.9	(4.7)	(12.8)%
Silver in concentrates	((000) ounces)	6,588.5	7,982.8	6,942.5	(1,394.3)	(17.5)%

kt = thousand tonnes

(*)	Weighted average annual operating days based on total material mined and milled in the four active mines: Charcas, Santa Barbara, Santa Eulalia and San Martin.

Charcas

The Charcas mining complex is located approximately 110 kilometers north of the city of San Luis Potosi in the State of San Luis Potosi, Mexico. Charcas is connected to the state capital by a paved highway of 130 kilometers. It was discovered in 1573 and operations in the 20th century began in 1911. The complex includes three underground mines (San Bartolo, Rey-Reina and La Aurora) and one flotation plant that produces zinc, lead and copper concentrates with significant amounts of silver. The Charcas mine is characterized by low operating costs and good quality ores and is situated near the zinc refinery. Charcas is exploited underground by room and pillar with hydraulic cut and fill. The crushed ore is transported to the surface for processing in the flotation plant.

We currently hold 13 mining concessions over the Charcas property, which covers a total area of 88,643.26 hectares. Additionally, we own surface lands covering an area of 1,744.4 hectares with rights to conduct any work or exploration required to advance or continue of activities within the Charcas project. Water is obtained from three main sources: recovery of process water from the tailings dam, recovery of the working water from the mine and fresh water from concession wells. Additionally, the unit receives a power supply of 115,000 volts in two 7.5-Mega Volt-Amp (MVA) transformers, distributed to electrical substations located in the different areas of mining operation. Fuel comes from a local distribution point in the city of San Luis Potosi and is stored in a series of tanks located on the surface.

In October 2015, an earthquake damaged some underground facilities as well as the access to the mine. Consequently, normal mine operations were interrupted. In 2016, operations took place normally and a production compliance level of 97% was reached.

Geology

The Charcas mining district is in the east-central part of the central mesa of Mexico, which is part of the larger metallogenic province of Sierra Madre. The mineral deposits found within the Charcas mining district are tertiary polymetallic skarn (silver, lead, zinc and copper) deposits hosted in carbonate rocks of the Jurassic-Cretaceous periods and in shales and sandstones of the Late Triassic. In the carbonate rocks, veins and mantos form the predominant mineralization, while less mineralized fractures tend to occur within the shales and sandstones. The varied style of mineralization largely corresponds to the lithological variety of units that serve as host rocks.

The Charcas intrusive complex (“CIC”) was emplaced in Triassic to upper Cretaceous sedimentary rocks. Some dikes from the CIC have developed metamorphic halos with related polymetallic mineralization. There are two recognized stages of mineralization. In the first stage, the mineralization is enriched in silver, lead, and zinc and characterized with calcite and small quantities of quartz and chalcopyrite (CuFeS) present. In the second stage, the mineralization is copper and silver rich with lesser amounts of chalcopyrite. The mineralization also includes lead ore with associated silver, plus pyrite and only minor amounts of sphalerite (ZnS). The mineralization occurs as replacement sulfides in carbonate rocks and as filling fracture veins. The typical sulfides found at the Charcas include chalcopyrite, sphalerite, galena (PbS), and silver minerals.

Mineral resources

The following table contains the summary of mineral resources for Charcas as of December 31, 2021, based on long-term metal price assumptions:

Silver	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)
Measured mineral resources	23.00	—	—	—
Indicated mineral resources	23.00	5,831	91	17,118
Measured + Indicated mineral resources	23.00	5,831	91	17,118
Inferred mineral resources	23.00	14,206	98	44,583

Zinc	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)
Measured mineral resources	1.32	—	—	—
Indicated mineral resources	1.32	5,831	3.45%	201.3
Measured + Indicated mineral resources	1.32	5,831	3.45%	201.3
Inferred mineral resources	1.32	14,206	2.76%	392.1

Lead	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)
Measured mineral resources	1.04	—	—	—
Indicated mineral resources	1.04	5,831	0.42%	24.5
Measured + Indicated mineral resources	1.04	5,831	0.42%	24.5
Inferred mineral resources	1.04	14,206	0.36%	50.9

Copper	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)
Measured mineral resources	3.80	—	—	—
Indicated mineral resources	3.80	5,831	0.53%	30.9
Measured + Indicated mineral resources	3.80	5,831	0.53%	30.9
Inferred mineral resources	3.80	14,206	0.57%	81.4
(1)	Mineral resources are reported in situ and are current as at December 31, 2021.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	For further information on assumptions used in preparing the estimates, please refer to Chapter 11 of the Charcas operations technical report summary prepared by qualified persons, under Exhibit 96.11 to this Form 10-K.

Santa Barbara

The Santa Barbara mining complex is located approximately 26 kilometers southwest of the city of Hidalgo del Parral in southern Chihuahua, Mexico. The area can be reached via a paved road of from Hidalgo del Parral, a city on a federal highway. The area is also connected to the state capital of Chihuahua 250 km along Highway 24. It was discovered in 1536 and mining activities in the 20th century began in 1913. Santa Barbara includes three main underground mines (San Diego, Segovedad and Tecolotes) as well as a flotation plant and produces lead, copper and zinc concentrates, with significant amounts of silver.

IMMSA currently holds 33 mining concessions over the Santa Barbara property, covering a total area of 27,772.5082 hectares (ha), with the titles held 100% by the Company. There are also surface lands that cover an area of 20.92 hectares and are owned by IMMSA, which provide us within sufficient rights to any work or exploration that we require to carry out for the advancement and continuity of activities in the Santa Bárbara propert. There are an additional 371.07 hectares covered by a contract with the community of Santa Barbara that allows for any further work or exploration required.

Due to the variable characteristics of the ore bodies, four types of mining methods are used: shrinkage stoping, long-hole drilled open stoping, cut-and-fill stoping and horizontal bench stoping. The ore, once crushed, is processed in the flotation plant to produce concentrates. All the water used in industrial operations at Santa Barbara comes from the mine and the concentrator plant, where a large part of this water is recovered from the tailings dam, creating a closed circuit for its proper use. Electricity is supplied by Eolica el Retiro, Energia Chihuahua, S.A. de C.V. and the CFE.

Geology

The pre-mineral rock types found at Santa Barbara consist of a thick calcareous shale formation and andesite flows. The post-mineral rock types consist of dikes and sills of rhyolite and diabase, a thin conglomerate formation, basalt flows, and unconsolidated stream sediments. Pre-mineral faulting took place in two stages, forming four fault systems. All faults within each system have similar strike and dip. Movement along these faults, vertical in the first-stage faults and horizontal in the second-stage faults, formed openings and breccia zones.

Hydrothermal solutions, emanating from depth, were introduced into the faults. The walls and breccia fragments within the faults were silicified, and the high-temperature silicates, garnet, pyroxene, and epidote were formed. Accompanying and following the formation of the silicates, the sulfides, such as sphalerite, galena, chalcopyrite, pyrite, and arsenopyrite, with associated gold and a silver mineral, were introduced with quartz, calcite, and fluorite. Most of these minerals replaced the silicates and altered shale. The parts of the faults where wide pre-mineral openings were located filled with quartz and a higher ratio of sulfides than in the narrow portions of the faults. Quartz, calcite, fluorite, and barite were among the last minerals deposited.

Mineral resources

The following table contains the summary of mineral resources for Santa Barbara as of December 31, 2021, based on long-term metal price assumptions:

Silver	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)
Measured mineral resources	23.00	—	—	—
Indicated mineral resources	23.00	22,534	101	72,822
Measured + Indicated mineral resources	23.00	22,534	101	72,822
Inferred mineral resources	23.00	19,357	102	63,722

Zinc	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)
Measured mineral resources	1.32	—	—	—
Indicated mineral resources	1.32	22,534	3.24%	730.6
Measured + Indicated mineral resources	1.32	22,534	3.24%	730.6
Inferred mineral resources	1.32	19,357	3.89%	753.3

Lead	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)
Measured mineral resources	1.04	—	—	—
Indicated mineral resources	1.04	22,534	1.92%	433.7
Measured + Indicated mineral resources	1.04	22,534	1.92%	433.7
Inferred mineral resources	1.04	19,357	2.35%	454.2

Copper	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)
Measured mineral resources	3.80	—	—	—
Indicated mineral resources	3.80	22,534	0.53%	120.2
Measured + Indicated mineral resources	3.80	22,534	0.53%	120.2
Inferred mineral resources	3.80	19,357	0.55%	105.8

Gold	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)
Measured mineral resources	1,725	—	—	—
Indicated mineral resources	1,725	22,534	0.30	219
Measured + Indicated mineral resources	1,725	22,534	0.30	219
Inferred mineral resources	1,725	19,357	0.19	117

(1)	Mineral resources are reported in situ and are current as at December 31, 2021.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	For further information on assumptions used in preparing the estimates, please refer to Chapter 11 of the Santa Barbara operations technical report summary prepared by qualified persons, under Exhibit 96.12 to this Form 10-K.

San Martin

The San Martin mining complex is located in the municipality of Sombrerete in the northwestern part of the state of Zacatecas, Mexico. It is located approximately 185 kilometers from the city of Zacatecas. It was discovered in 1555 and mining operations in the 20th century began in 1949. The complex includes an underground mine and a flotation plant. The ore body contains lead, copper and zinc concentrates, with significant amounts of silver. The state of Zacatecas has an extensive infrastructure of roads and highways that connect the San Martín to the rest of the country. The San Martin mining unit has a paved road to Highway 45, which leads to the town of Sombrerete, 17 kilometers away. Highway 45 then connects Sombrete to Fresnillo, Zacatecas and Durango at distances of 110, 171 and 125 kilometers, respectively.

The San Martin property consists of 73 mining concessions with a total surface of 10,360.9508 hectares, with the titles held by IMMSA. Water is currently extracted via three deep wells in the Proaño area, storing it in a pool adjacent to the wells. Electric power is provided by the national grid via a 45 kilometer extension. The unit receives a power supply of 115 KV, the main substation has a capacity of 24 MWA.

After eleven years of an illegal stoppage, we resumed control of the San Martin mine in August 2018. The San Martin facilities deteriorated during this period and we undertook a major renovation to restart operations in the second quarter of 2019, with a capital budget of $97.7 million. Production at this mine was restored to full capacity at the end of the third quarter of 2019.

Geology

San Martín mine is located in the Central Mesa of Mexico, between Sierra Madre Occidental and Sierra Madre Oriental. The Cuesta del Cura (Upper Cretaceous) limestone is the main sedimentary formation in the district. This is a sequence of shallow marine limestone and black chert which is overlain by Indura Formation that consists of alternating shales and fine-grained clayey limestones.

The mineral deposits in this district are associated with replacement veins and bodies formed in the skarn in close proximity to the Cerro de la Gloria granodiorite intrusion. The main mineralized veins are San Marcial, Ibarra and Gallo-Gallina which are oriented parallel to the intrusive contact and have thicknesses varying from 0.4 m to 4 m and horizontal extents of up to 1,000 m to the east/northeast from the granodiorite contact. The mineralization is associated with massive and disseminated sulfides occurring in replacement ore bodies between the main veins and in the skarn and include chalcopyrite (CuFeS), sphalerite (ZnS), galena (PbS), bornite (CuFeS), tetrahedrite (CuFe Sb S), native Silver (Ag), Pyrite (FeS), arsenopyrite (FeAsS) and stibnite (SbS).

Mineral resources

The following table contains the summary of mineral resources for San Martin as of December 31, 2021, based on long-term metal price assumptions:

Silver	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)
Measured mineral resources	23.00	—	—	—
Indicated mineral resources	23.00	11,728	97	36,647
Measured + Indicated mineral resources	23.00	11,728	97	36,647
Inferred mineral resources	23.00	8,369	107	28,716

Zinc	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)
Measured mineral resources	1.32	—	—	—
Indicated mineral resources	1.32	11,728	2.65%	310.9
Measured + Indicated mineral resources	1.32	11,728	2.65%	310.9
Inferred mineral resources	1.32	8,369	2.18%	182.7

Lead	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)
Measured mineral resources	1.04	—	—	—
Indicated mineral resources	1.04	11,728	0.55%	64.2
Measured + Indicated mineral resources	1.04	11,728	0.55%	64.2
Inferred mineral resources	1.04	8,369	0.61%	51.2

Copper	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)
Measured mineral resources	3.80	—	—	—
Indicated mineral resources	3.80	11,728	0.62%	73.2
Measured + Indicated mineral resources	3.80	11,728	0.62%	73.2
Inferred mineral resources	3.80	8,369	0.53%	44.3

(1)	Mineral resources are reported in situ and are current as at December 31, 2021.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	For further information on assumptions used in preparing the estimates, please refer to Chapter 11 of the San Martin operations technical report summary prepared by qualified persons, under Exhibit 96.13 to this Form 10-K.

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

There was no mine exploration drilling at Taxco during the three-year period ended December 31, 2021 due to the strikes. Please see Note 13 “Commitments and Contingencies—Labor matters” to the consolidated financial statements.

Processing Facilities—San Luis Potosi

Our San Luis Potosi electrolytic zinc refinery is located in the city of San Luis Potosi, in the state of San Luis Potosi, Mexico. The city of San Luis Potosi is connected to our refinery by a major highway.

Zinc Refinery

The San Luis Potosi electrolytic zinc refinery was built in 1982 and was designed to produce 105,000 tonnes of refined zinc per year by treating up to 200,000 tonnes of zinc concentrate from our own mines, principally Charcas, which is located 113 kilometers from the refinery. The refinery produces special high-grade zinc (99.995%), high-grade zinc (over 99.9%) and zinc-based alloys with aluminum, lead, copper or magnesium in varying quantities and sizes depending on market demand. Refined silver and gold production is obtained from tolling services provided by a third party mining company.

The electrolytic zinc refinery has an acid plant, a steam recovery boiler and a roaster. There is also a calcine processing area with five leaching stages: neutral, hot acid, intermediate acid, acid, purified fourth and jarosite, as well as two stages for solution purifying.

The table below contains production information for 2021, 2020 and 2019 for our San Luis Potosi zinc refinery:

					Variance
					2021 - 2020
		2021	2020	2019	Volume	%
Total zinc concentrate treated	(kt)	203.6	211.6	209.3	(8.0)	(3.8)%
Refined zinc produced	(kt)	92.7	102.4	104.9	(9.7)	(9.5)%
Sulfuric acid produced	(kt)	172.4	181.0	187.2	(8.6)	(4.8)%
Refined silver produced	(kt)	19.1	16.3	16.1	2.8	17.2%
Refined gold produced	(k)	20.5	21.0	19.2	(0.5)	(2.4)%
Refined cadmium produced	(kt)	0.5	0.6	0.6	(0.1)	(16.7)%
Average refinery recovery	(%)	91.9	93.4	93.4	(1.5)	(1.6)%

kt = thousand tonnes

Nueva Rosita Coal and Coke Complex

The Nueva Rosita coal and coke complex began operations in 1924 and is located in the state of Coahuila, Mexico, on the outskirts of the city of Nueva Rosita near the Texas border. It included: (a) an underground coal mine, which has been closed since 2006; (b) an open-pit mine with a yearly capacity of approximately 350,000 tonnes of coal; (c) a coal washing plant with a capacity of 900,000 tonnes per year that produces high quality clean coal; and d) a re-engineered and modernized 21 ovens coke facility capable of producing 100,000 tonnes of coke per year (metallurgical, nut and fine) of which, 95,000 tonnes are metallurgical coke. The complex also has a by-product plant to clean the coke gas oven in which tar, ammonium sulfate and light crude oil are recovered and two boilers, which produce 80,000 pounds of steam that is used in the by-products plant. In September 2017, a decision was made by the Company to close the coke plant and to initiate the cleaning and remediation process with a current budget of $14.0 million. As of December 31, 2021, expenses totaled $6.8 million.

In July 2019, the Company decided to suspend coal mining operations. On February 19, 2020, the Company announced the decision to return the underground coal mine (the Olivo concession), which had been closed since 2006, to the Mexican government in response to a request of the President of Mexico to resume efforts to locate the remains of miners lost in a 2006 mining accident. On February 20, 2020 the Company presented the offer to return the concession to the General Direction of Mines. On September 3, 2020, the authorities accepted the offer. On August 2021, the Company donated the land and buildings located in the mine to the CFE.

MINERAL RESOURCES AND RESERVES

Mineral resources are concentrations or occurrences of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. Such a deposit cannot qualify as recoverable proven and probable mineral reserves until engineering, legal and economic feasibility are confirmed based upon a comprehensive evaluation of development and operating costs, grades, recoveries and other material factors. Mineral resources include measured, indicated and inferred mineral classifications.

Measured mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

Indicated mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

Inferred mineral resource is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, may not be converted to a mineral reserve and no assurance can be given that the estimated mineral resources not included in mineral reserves will become proven and probable mineral reserves.

Mineral reserves are estimates of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. Mineral reserves, as used in the mineral reserve data presented in this report, means the economically mineable part of a measured or indicated resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. Proven mineral reserve is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource. Probable mineral reserve is the economically mineable part of an indicated and, in some cases, remaining portions of a measured mineral resource.

Our estimates of mineral reserves and mineral resources have been prepared in accordance with the disclosure requirements of S-K 1300. Pursuant to SEC guidance, qualified persons used forecast metal prices for mineral resource and mineral reserve estimation and the economic analysis. These projected prices were derived from forecasts from several analysts and banks. The commodity price forecast covered the period 2021–2025 and provided a long-term forecast for 2025 onward. As of December 31, 2021, we considered $3.30 per pound of copper and $10.00 per pound of molybdenum.

Our engineering department reviews reserve computations in detail on an annual basis. In addition, our engineering department reviews the computation when changes in assumptions occur. Changes can occur for price or cost assumptions, results in field drilling or new geotechnical parameters. We also engage third party consultants to review mine planning procedures.

We periodically reevaluate estimates of our mineral reserves, which represent our estimate as to the amount of unmined copper remaining in our existing mine locations that can be produced and sold at a profit. These estimates are based on engineering evaluations derived from samples of drill holes and other openings, combined with assumptions about copper market prices and production costs at each of our mines. See Risk Factors in Item 1A for a discussion of risks associated with our estimates of mineral reserves and resources.

The qualified persons responsible for mineral reserve and resource estimates are as follows:

Peruvian open-pit:

Cuajone mine – Wood Group USA Inc.

Toquepala mine - Wood Group USA Inc.

Tia Maria project:

Wood Group USA Inc.

Mexican open-pit:

La Caridad - Golder Associates USA Inc.

Buenavista del Cobre - Golder Associates USA Inc.

IMMSA unit:

Santa Barbara - SRK Consulting (U.S.), Inc.

Charcas - SRK Consulting (U.S.), Inc.

San Martin – SRK Consulting (U.S.), Inc.

El Arco project:

Wood Group USA Inc.

El Pilar project:

M3 Engineering & Technology Corp., Ingenieria Geomex, S.A. de C.V., and Golder Associates USA Inc.

Pilares project:

Golder Associates USA Inc.

MINERAL RESERVES AND MINERAL RESOURCES INTERNAL CONTROLS DISCLOSURE

In 2021, we adopted the new requirements of S-K 1300. As part of this process, we developed an implementation plan with a high-level cross functional team, which performed a completeness assessment over the Technical Report Summaries for each material property prepared by a third-party Qualified Person. Additionally, we established new policies, procedures and internal controls related to the new regulation. The review includes, among others, an analysis of the reasonableness of technical information, a thorough review of the mineral resources and reserves estimates, and the economic analysis which supports these estimates.

In addition, as part of the adoption of the requirements of S-K 1300, a significant component of our internal controls and quality assurance procedures on the information from material properties was performed by qualified persons responsible for mineral reserve and resource estimates. These include an intensive review of our procedures, as well as database verification, validation of mineral resource and reserve estimates, and the elaboration of technical report summaries. These controls and methods help to validate the reasonabless of the estimates. The effectiveness of the controls are reviewed periodically to address changes in conditions and the degree of compliance with policies and procedures.

EXPLORATION ACTIVITIES

We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico, Argentina, Ecuador and Chile. We also conduct exploration in the areas of our current mining operations. We invested $43.4 million on exploration programs in 2021, $32.6 million in 2020 and $30.0 million in 2019 and we expect to spend approximately $71.4 million on exploration programs in 2022.

Currently, we directly control 82,134 hectares and 493,533 hectares of exploration concessions in Peru and Mexico, respectively. We also currently hold 246,346 hectares, 29,888 hectares and 7,299 hectares of exploration concessions in Argentina, Chile and Ecuador, respectively.

Peru

In 2021, we drilled 3,373 meters to explore an anomalous area with evidence of copper-molybdenum oxides. The results obtained indicate a disseminated system with low contents of disseminated copper, with evidence of having been highly eroded.

For 2022, we plan to conduct a diamond drilling program of 4,000 meters at the Chapara project, which is a system that has shown evidence of copper porphyry mineralization. Additionally, we will conduct a diamond drilling program of 5,000 meters to explore prospective areas with copper mineralization, mainly located in southern Peru. We will also continue conducting several prospection programs at other Peruvian metallogenic zones, associated mainly to copper porphyry systems.

Mexico

In addition to exploration and drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico. The following are some of the more significant exploration projects:

The Chalchihuites. This is a skarn type deposit located in the state of Zacatecas, close to the San Martin mining unit. Drilling programs conducted between 1980 and 2014 identified 12.6 million of mineralized material with an average silver content of 110 grams per ton, 2.66% of zinc, 0.37% of lead and 0.67% of copper. Current results indicate that mineralization consists of a complex mixture of oxides and sulfides of silver, lead and zinc that requires additional metallurgical research. In 2017, we started a new drilling program of 21,000 meters to continue metallurgical research and testing. In 2018, this exploration program, which included 48 drill holes was completed. This program has been carried out in compliance with QA/QC protocol, which includes testing the specific density of different rocks and mineralized types and geochemistry sampling. In addition, 5,000 meters of core sample from the drilling program were analyzed with a hyperspectral scanner, and a study of 498 kilometers of hyperspectral imaging was conducted to recognize the geology of the entire Chalchihuites mineral district. In 2019, with the complete data from the diamond drilling program, we made a geological model of the Cronos deposit using Leapfrog software. In 2020, the sample design for a metallurgical test was completed and three metallurgical samples were delivered to an external consultant. Metallurgical tests for silver recovery will continue with semi-sulfide and oxide ores. The drilling plan for 2022 is 6,000 meters, in the area known as Virgen Morena.

Bella Union (La Caridad). This prospect is a mineralized copper and molybdenum breccia deposit; the site is located at less than one kilometer from the border of La Caridad pit. In 2016 and 2017, we conducted a 28,217 meter drilling program to define the geometry of the deposit. The results identified 36.2 million tonnes of mineralized material with an average of 0.44% copper content and 0.05% of molybdenum. In May 2018, the drilling in this project was completed, totaling 46,400 meters distributed in 113 drill holes. The test results were received in June 2018. In 2019, the final ore reserve estimation report was completed. In 2020 it was integrated into the La Caridad Block Model and in 2021 it was considered in the new life of mine that has been delivered in January 2022. Therefore, this project is concluded.

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

Chile

El Salado (Montonero). A copper-gold prospect located in the Atacama region, northern Chile has been under exploration for copper and molybdenum porphyry since 2014. In 2016 and 2017, we conducted a diamond drilling program of 22,108 meters and finished the conceptual study. We plan to conduct a pre-feasibility study of the project in the first quarter of 2022.

Other Chilean Prospects. In 2021, we concluded geological and geochemical exploration work at prospects located in the copper-gold strip of the Antofagasta region in the north of Chile. In 2022, we plan to conduct a diamond drilling programs of 2,000 meters each at the Taruca and Chapalele prospects; located in the Antofagasta region.

Ecuador

Chaucha. The Ruta del Cobre (“Copper Road”) project is located west of Cuenca city and south of Guayaquil. The mineralization in this area is characteristic of a copper-molybdenum porphyry system which is being explored since 2014. In 2021, the infill-drilling program was concluded, totaling 121,000 meters of diamond drilling. With this information, we began the project’s feasibility study. We expect to conclude it in the second quarter of 2022.

Argentina

In 2011, we started exploration activities in Argentina in the Neuquen province. In 2015, we performed geological exploration in the Salta, Rio Negro and Neuquen provinces where we expected to locate copper porphyry with precious metals epithermal systems. Starting 2017, we performed prospection and geological evaluation work in the provinces of San Juan and Rio Negro with the exploration of silver-gold epithermal systems through geological mapping and surface sampling. In 2021, superficial geological and geochemical work was concluded at the Cerro La Mina and Tanque Negro prospects.

Cañadon del Moro. This is a low sulfidation epithermal deposit with high longitude seams located in the Rio Negro province. We are conducting a 3,500 diamond drilling program in this prospect, of which we have drilled 1,300 meters through 2021. We expect to conclude this program in 2022.

In 2022, we also plan to conduct a diamond drilling program of 3,000 meters at the Esperanza prospect, located in the Rio Negro province. In addition, in 2022 we plan to conclude geological mapping and superficial geochemistry work at the La Hoyada prospect, located in the province of Catamarca. We also expect to conduct a diamond drilling program of 2,000 meters at this prospect in 2022.

ITEM 3. LEGAL PROCEEDINGS

Reference is made to the information under the caption “Litigation Matters” in the consolidated financial statement Note 13 “Commitments and contingencies.”

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SCC COMMON STOCK:

SCC’s common stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange (“BVL”). SCC’s common stock symbol is SCCO on both the NYSE and the BVL. At December 31, 2021, there were 862 holders of record of our common stock.

DIVIDEND AND STOCK MARKET PRICES:

The table below contains information on the cash dividends paid per share of capital stock and the high and low stock prices on both the NYSE and the BVL for the periods indicated.

	For the year 2021
	Dividend	NYSE:		BVL:
Quarters	per Share	High	Low	High	Low
1st	$0.60	$81.53	$65.82	$82.40	$65.50
2nd	$0.70	$81.41	$59.41	$81.76	$59.66
3rd	$0.90	$67.71	$56.14	$66.98	$55.80
4th	$1.00	$66.21	$56.20	$66.50	$56.43
Year	$3.20	$81.53	$56.14	$82.40	$55.80

	For the year 2020
	Dividend	NYSE:		BVL:
Quarters	per Share	High	Low	High	Low
1st	$0.40	$44.41	$23.53	$44.23	$24.29
2nd	$0.20	$39.77	$26.54	$39.50	$26.82
3rd	$0.40	$48.52	$38.59	$48.32	$38.60
4th	$0.50	$65.82	$44.49	$65.90	$45.85
Year	$1.50	$65.82	$23.53	$65.90	$24.29

For a description of limitations on our ability to make dividend distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Liquidity and Capital Resources” and Note 11 “Financing” to the consolidated financial statements.

DIRECTORS’ STOCK AWARD PLAN

The following table contains certain information related to our shares held as treasury stock for the Directors’ stock award plan as of December 31, 2021:

Equity Compensation Plan Information

	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available
Plan Category	outstanding options	outstanding options	for future issuance
Directors’ stock award plan	N/A	N/A	194,800

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

Period
				Total	Maximum
				Number of	Number of
				Shares	Shares that
		Total		Purchased	May Yet Be
		Number of	Average	as Part of	Purchased
		Shares	Price Paid	Publicly	Under the	Total Cost
From	To	Purchased	per Share	Announced Plan	Plan @ $61.71(1)	($ in millions)
2008	2012	46,914,486	$18.72	46,914,486		878.1
2013:		10,245,000	27.47	57,159,486		281.4
2014:		22,711,428	30.06	79,870,914		682.8
2015:		36,689,052	27.38	116,559,966		1,004.4
2016:		2,937,801	24.42	119,497,767		71.7
Total purchased		119,497,767	$24.42		1,322,855	$2,918.4
(1)	NYSE closing price of SCC common shares at December 31, 2021.

The SCC share repurchase program has registered no activity since the third quarter of 2016. The NYSE closing price of SCC common shares at December 31, 2021 was $61.71 and the maximum number of shares that the Company could purchase at that price was 1.3 million.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of December 31, 2021 and 2020.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph comparing the yearly change in the cumulative total returns on the Company’s common stock against cumulative total return on the S&P 500 Stock Index and the S&P Metals and Mining Select Industry Index for the five-year period ending December 31, 2021. The chart below analyzes the total return on SCC’s common stock for the period commencing December 31, 2016 and ending December 31, 2021, compared to the total return of the S&P 500 and the S&P Metals and Mining Select Industry Index for the same five-year period.

Comparison of Five Year Cumulative Total Return *

SCC Stock, S&P 500 Index and S&P Metals and Mining Select Industry Index **

260.0
240.0
220.0
200.0
180.0
160.0
140.0
120.0
100.0
80.0
60.0
40.0
20.0
0.0
2016
2017
2018
2019
2020
2021
100.0
150.8
119.4
119.4
112.0
101.0
87.2
146.1
144.3
98.5
232.2
167.8
112.7
231.2
212.9
151.1
SCC
S&P 500
S&P M + MS Ind

*	Total return assumes reinvestment of dividends
**	The comparison assumes $100 invested on December 31, 2016

	Total Return per Year
	2017	2018	2019	2020	2021
SCC	50.8%	(33.0)%	44.6%	59.0%	(0.4)%
S&P 500	19.4%	(6.2)%	28.9%	16.3%	26.9%
S&P M + MS	19.4%	(27.0)%	13.0%	14.4%	34.0%

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to and should be read together with our Audited Consolidated Financial Statements as of and for each of the years in the three-year period ended December 31, 2021. Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for Southern Copper Corporation and its subsidiaries (collectively, “SCC,” “Southern Copper,” “the Company,” “our,” and “we”) on a consolidated basis for all periods. Our financial results may not be indicative of our future results.

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

We believe we hold one of the world’s largest copper reserves and resources positions. As of December 31, 2021, our copper mineral reserves, calculated at a copper price of $3.30 per pound, totaled 93,497 million pounds of contained copper, at the following locations:

Copper contained in ore reserves	Million pounds
Mexican open‑pit	24,954
Peruvian operations	50,072
Development projects	18,471
Total	93,497

Outlook: Various key factors affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the last three years, approximately 81.0% of our revenues came from the sale of copper, 8.0% from molybdenum, 5.0% from silver, 3.0% from zinc, and 3.0% from various other products, including gold, sulfuric acid and other materials.

●	Copper: In the last quarter of 2021, the LME copper price increased from an average of $3.25 per pound in the fourth quarter of 2020 to $4.40 (+35.4%). Currently, we are seeing prices in the range of $4.40 to $4.50 per pound, still higher than the 2021 average of $4.23 per pound and bodes a positive outlook for the Company. We believe the following factors are influencing the market:

●	The most relevant market intelligence houses for the copper market are expecting a market balance for 2022.

●	This assumes a growth in demand of 3% in 2022, particularly in terms of cathode consumption in the U.S. and Europe. An economic slowdown is expected in China, with growth estimated at 5.1% (according to the World Bank) due to its real estate troubles and the impact of the Omicron variant.
●	The combined inventories of the LME, Comex, Shanghai and Bonded warehouses remain at very low levels. The combined sum of these inventories fell from 569,000 tonnes in September 2021 to 369,000 tonnes at the end of December 2021; a 35% reduction. This unusually low inventory represents about one week of consumption.
●	The uncertainty regarding future production growth in Chile and Peru, which together represent about 40% of the world supply.

●	Molybdenum: It represented approximately 9.6% of our sales in 2021. Molybdenum prices averaged $15.51 per pound in 2021, compared to $8.57 in 2020, a 81.0% increase.

Molybdenum is mainly used to produce special alloys of stainless steel that require significant hardness, corrosion and heat resistance. A new use for this metal is in lubricants and sulfur filtering of heavy oils and shale gas production.

●	Silver: We believe that silver prices will have support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty. Silver represented 4.3% of our sales in 2021.

●	Zinc: Average zinc prices increased by 32.0% in 2021 compared with 2020. We believe zinc has very good long-term fundamentals due to its significant industrial consumption and expected production. Zinc represented 2.7% of our sales in 2021.

●	Production: For 2022, we expect to produce 922,000 tonnes of copper, a decrease of 3.8% compared to 2021; as production will still be affected by a temporary reduction in ore grade and recovery at our Peruvian operations.

We expect our copper production to recover by 2023 and reach 992,000 tonnes of production as we get Peruvian production back on track and generate new production on our Pilares, El Pilar and Buenavista-Zinc Concentrator projects.

We also expect to produce 25,100 tonnes of molybdenum, which represents a decrease of 17.2% compared to 2021 production levels. In 2022, we expect to produce 19.0 million ounces of silver, in line with 2021 production. Additionally, we expect to produce 71,200 tonnes of zinc from our mines, up 6.3% from 2021 production level.

●	Capital investments: Capital investments were $892.3 million for 2021. This is 50.7% higher than in 2020, and represented 26.3% of net income. Our growth program to develop the full production potential of our Company is underway. We are currently developing a new organic growth plan whose goal is to increase our copper volume production to 1.8 million tonnes by the end of this decade.

For 2022, the Board of Directors approved a capital investment program of $1,542.4 million.

COVID-19

The full impact of the COVID-19 pandemic worldwide is not yet known and, accordingly, the magnitude of the COVID-19 impact on the Company’s financial condition, liquidity and future operating results is still uncertain. However, we believe we are beginning a new stage in the COVID-19 crisis, where outbreaks will be better controlled worldwide, which, we hope, will bode well for a strong recovery across the globe in the near future. Senior Management continues to actively monitor the global situation´s effect on the Company´s financial condition, liquidity, operations, suppliers, industry and workforce and is focusing principally on the health, safety and well-being of our employees, their families and the communities where we have operations. As of December 31, 2021, the strong global economic recovery has generated significant challenges for the global shipping industry, which have led to congestion at ports, shortage of containers and a lack of space on ships. This situation has caused the Company to experience some delays in the reception of imported materials as well as in the shipment of its products and receivable collections. This, however, has had no material impact on the financial position of the Company.

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

The Company maintains a solid financial position and performance level. We believe this has allowed and will continue to allow us to deal with the effects of the pandemic in a way that prevents adverse material effects on our operations and financial results. The table below compares some of our financial information as follows:

	2021	2020
($ in millions, except ratios)
Cash and cash equivalents	3,002.0	2,183.6
Accounts receivable	1,446.6	1,136.6
Total assets	18,297.6	16,946.5
Long term debt	6,247.9	6,544.2
Sales	10,934.1	7,984.9

RATIOS
Current assets to current liabilities	2.73	3.49
Accounts receivable turnover (1)	7.56	7.03
Total debt ratio (2)	0.36	0.39
Net income margin (3)	31.1%	19.7%
(1)	Represents net sales divided by accounts receivable.
(2)	Represents total debt divided by total assets.
(3)	Represents net income divided by net sales, as a percentage.

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

For the full year 2021, our production facilities in Mexico and Peru were working at approximately 95% of their production capacity. As of December 31, 2021, approximately 96% of the workforce in Mexico and 74% of the workforce in Peru was working on site or at home under strict safety measures; the remaining labor force was not working, including all individuals at high risk due to age and/or preexisting medical conditions. We have also fully restored exploration activities at all of our locations.

The Company has launched several programs and initiatives in all of the regions where we operate to help communities combat the COVID-19 pandemic. In Peru, a partnership was established with the government in July 2021 to help vaccinate 40% of the population in the five regions where Southern Copper Corporation has operations (Apurimac, Arequipa, Cajamarca, Moquegua and Tacna). The Company donated over $2.45 million to help build, modernize, equip and operate vaccination centers. In the context of this partnership, more than one million doses of COVID-19 vaccines were administered in these five regions of Peru. This achievement surpassed our intial goal of administering 850 thousand doses and reached 48% of the target population. As of December 31, 2021, 96.1% of our workforce was fully vaccinated against COVID-19.

In addition, Minera Mexico has invested approximately $600,000 to purchase and operate a molecular laboratory for PCR tests in the community of Cananea, Sonora. This facility is offering testing to members of the community and beneficiaries of the Federal Public Health System. The federal healthcare authority is currently using the Company facilities as vaccination sites, where Minera México’s personnel are providing medical support, food and technical assistance to register vaccination in the official portal of the Mexican Federal Government.

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

Earnings: The table below highlights key financial and operational data of our Company for the three years ended December 31, 2021 (in millions, except copper price and per share amounts):

				Variance
	2021	2020	2019	2021 - 2020	2020 - 2019
Copper price LME	4.23	2.80	2.72	1.43	0.08
Pounds of copper sold	2,052.9	2,305.9	2,173.8	(253.0)	132.1
Net sales	$10,934.1	$7,984.9	$7,285.6	$2,949.2	$699.3
Operating income	$6,065.1	$3,120.7	$2,753.0	$2,944.4	$367.7
Income before income taxes	$5,696.8	$2,745.8	$2,426.5	$2,951.0	$319.3
Net income attributable to SCC	$3,397.1	$1,570.4	$1,485.8	$1,826.7	$84.6
Earnings per share	$4.39	$2.03	$1.92	$2.36	$0.11
Dividends per share	$3.20	$1.50	$1.60	$1.70	$(0.10)

Net sales in 2021 of $10.9 billion were the highest in our history and exceeded those recorded in 2020 by $2,949.2 million. This increase was mainly the result of higher copper (+51.1% - LME), molybdenum (+81.0%), silver (+22.1%) and zinc (+32.0%) prices; this effect was partially offset by lower copper (-11.0%), silver (-14.1%) and zinc (-12.6%) sales volumes, which were mainly attributable to lower production and a decrease in sales of copper purchased from third parties. Net sales in 2020 of $8.0 billion exceeded those recorded in 2019 by $699.3 million. This increase was mainly the result of higher copper (+6.1%), molybdenum (+12.7%) and silver (+8.8%) sales volumes, as well as higher copper (+2.9%) and silver (+27.6%) prices; this effect was partially offset by lower molybdenum (-24.0%) prices.

The two largest components of operating costs and expenses are cost of sales and depreciation, amortization and depletion. In 2021, cost of sales decreased by $35.4 million and depreciation, amortization and depletion increased by $30.4 million. The decrease in cost of sales in 2021 was mainly due to a significant decrease in the cost of metals purchased from third parties; which was partially offset by increases in fuel, power and operating contractors costs. In 2020, cost of sales increased by $323.4 million and depreciation, amortization and depletion increased by $11.2 million. The increase in cost of sales in 2020 was mainly due to an increase in the cost of metals purchased from third parties and a decrease in the capitalization of leachable material. This increase was partially offset by a reduction in the cost of diesel and fuel.

Net income attributable to SCC in 2021 was 116.3% higher than reported in 2020; this was mainly due to higher metal prices and our strict cost control measures. Net income attributable to SCC in 2020 was 5.7% higher than reported in 2019; this was mainly due to higher sales volumes and to higher copper and silver prices.

Production: The table below contains mine production data of our Company for the three years ended December 31, 2021:

				Variance
				2021 - 2020		2020 - 2019
	2021	2020	2019	Volume	%	Volume	%
Copper (in million pounds)	2,112.5	2,207.6	2,191.0	(95.1)	(4.3)%	16.6	0.8%
Molybdenum (in million pounds)	66.7	66.7	59.3	—	—%	7.4	12.5%
Zinc (in million pounds)	147.6	152.0	163.0	(4.4)	(2.9)%	(11.0)	(6.7)%
Silver (in million ounces)	19.0	21.5	20.3	(2.5)	(12.0)%	1.2	5.9%

The table below contains copper production data from each of our mines for the three years ended December 31, 2021:

				Variance
				2021 - 2020		2020 - 2019
Copper (in million pounds):	2021	2020	2019	Volume	%	Volume	%
Toquepala	505.7	562.4	568.8	(56.7)	(10.1)%	(6.4)	(1.1)%
Cuajone	372.6	371.8	344.8	0.8	0.2%	27.0	7.8%
La Caridad	282.4	298.8	293.4	(16.4)	(5.5)%	5.4	1.8%
Buenavista	932.6	951.9	965.8	(19.3)	(2.0)%	(13.9)	(1.4)%
IMMSA	19.2	22.7	18.2	(3.5)	(15.4)%	4.5	24.7%
Total mined copper	2,112.5	2,207.6	2,191.0	(95.1)	(4.3)%	16.6	0.8%

2021 compared to 2020:

Copper mine production in 2021 decreased 4.3% to 2,112.5 million pounds, from 2,207.6 million pounds in 2020. This decrease was due to a decrease in production at the Toquepala mine (-10.1%; lower grades and recoveries), a decrease in production at the La Caridad mine (-5.5%; lower ore grades), a decrease in production at the Buenavista operations (-2.0%; lower ore grades). This was offset by a slight increase in production at the Cuajone mine (+0.2%).

Molybdenum production maintained the same level in 2021 compared to 2020 due to an increase in production at our Toquepala (+6.2%) operations; this was offset by a decrease in production at our Buenavista (-4.4%), La Caridad (-3.2%) and Cuajone (-0.8%) mines.

Zinc production decreased 2.9% in 2021, driven by decreases in production at our Santa Barbara (-22.1%) and Charcas (-11.0%) operations due to lower ore grades; this was partially offset by an increase in production at our San Martin (+4.3%) mine.

Mined silver production decreased 12.0% in 2021 compared to the level recorded in 2020; this was mainly due to a decrease in production at our Toquepala (-19.7%), IMMSA (-17.5%), Buenavista (-14.0%) and La Caridad (-1.7%) operations, which was partially offset by an increase in production at the Cuajone (+12.1%) mine.

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

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 113. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

Our operating cash cost per pound of copper produced, as defined above, is presented in the table below for the three years ended December 31, 2021:

Operating cash cost per pound of copper produced(1)

(In millions, except cost per pound and percentages)

				2021 - 2020		2020 - 2019
	2021	2020	2019	Variance	%	Variance	%
Total operating cash cost before by‑product revenues	$3,357.4	$2,923.7	$3,230.9	$433.7	14.8%	$(307.2)	(9.5)%
Total by‑product revenues	$(1,997.7)	$(1,455.9)	$(1,359.2)	$(541.8)	37.2%	(96.7)	7.1%
Total operating cash cost net of by‑product revenues	$1,359.7	$1,467.8	$1,871.7	$(108.1)	(7.4)%	$(403.9)	(21.6)%
Total pounds of copper produced(2)	2,041.7	2,136.1	2,133.3	(94.4)	(4.4)%	2.8	0.1%
Operating cash cost per pound before by‑product revenues	$1.64	$1.37	$1.52	$0.27	19.7%	$(0.15)	(9.9)%
By‑products per pound revenues	$(0.97)	$(0.68)	$(0.64)	$(0.29)	42.6%	$(0.04)	6.3%
Operating cash cost per pound net of by‑product revenues	$0.67	$0.69	$0.88	$(0.02)	(2.9)%	$(0.19)	(21.6)%
(1)	These are non-GAAP measures, see page 113 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

2021 compared to 2020:

As seen in the table above, our per pound cash cost before by-product revenues in 2021 was 19.7% higher than that recorded in 2020. This result was mainly attributable to an increase in production costs and to the unit cost effect generated by a decrease in pounds of copper produced. Our cash cost per pound net of by-product revenues for 2021 was 2.9% below that seen for the same period of 2020 and was mainly attributable to an increase in by-product revenue credits, which was partially offset by an uptick in production costs.

2020 compared to 2019:

As seen in the table above, our per pound cash cost before by-product revenues in 2020 was 9.9% lower than that recorded in 2019. This reduction is mainly attributable to a temporary decrease in production costs, as some operating, stripping and maintenance costs were reduced or postponed due to the COVID-19 pandemic. Our cash cost per pound net of by-product revenues for 2020 was 21.6% below that seen for the same period of 2019 and was also attributable to the temporary decrease in production costs outlined above.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metals prices. For instance, during the period from January 2012 through December 2021, the London Metal Exchange (LME) copper settlement price varied from a low of $1.96 per pound in 2016 to a record high of $4.86 per pound in 2021, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $20.01 per pound in 2021. Metal prices historically have been subject to wide fluctuations and are affected by numerous factors beyond our control, as described further in Item 1A Risk Factors. These factors, which affect each commodity to varying degrees, include international economic and political conditions, levels of supply and demand, the availability and cost of substitutes, inventory levels maintained by producers and others and, to a lesser degree, inventory carrying costs and currency exchange rates. In addition, the market prices of certain metals have on occasion been subject to rapid short-term changes due to economic concerns and financial investments.

For 2022, assuming that expected metal production and sales are achieved; 2021 tax rates are unchanged and giving no effects relative to potential hedging programs, metal price sensitivity factors indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$119.4	$33.6	$14.5	$11.3

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

Segment information is included in our review of “Results of Operations” in this item and also in Note 19 “Segment and Related Information” of the consolidated financial statements.

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

Capital Investment Program: We made capital investments of $892.3 million in 2021, $592.2 million in 2020 and $707.5 million in 2019. In general, the capital investments and projects described below are intended to increase production, decrease costs or address social and environmental commitments.

The table below contains information on our capital investments for the three years ended December 31, 2021 (in millions):

	2021	2020	2019
Peruvian projects:
Toquepala expansion project	$21.8	$5.1	$41.1
Quebrada Honda dam expansion	86.3	30.9	1.6
Relocation of facilities at Toquepala	23.8	6.6	0.3
Toquepala mine truck acquisition	—	9.7	—
Fresh water pipeline replacement at Suches	6.2	14.3	—
Tailings disposal—Quebrada Honda dam	0.8	0.4	1.0
Ilo sulfuric acid plant N°1 modification	0.2	2.0	5.1
Building of the containment dike N°4 at Quebrada Santallana	6.5	9.5	—
Other projects	28.8	21.5	51.5
Sub‑total projects	174.4	100.0	100.6
Maintenance and replacement	150.6	109.4	216.3
Net change in capital expenditures incurred but not yet paid	(4.1)	(14.4)	33.2
Total Peruvian expenditures	320.9	195.0	350.1
Mexican projects:
New Buenavista concentrator	18.9	68.3	1.0
Buenavista Zinc project	126.1	58.4	1.2
Pilares Mine	30.9	33.4	—
Expansion of mine pit at Buenavista	24.6	23.9	—
Lime plant - Sonora	30.7	9.3	1.4
Solutions system improvements of Tinajas	0.7	10.0	6.0
Quebalix IV	2.8	0.1	0.7
New tailing disposal deposit at Buenavista mine	59.7	27.0	35.8
Over elevation of tailings deposit N° 7 at La Caridad mine	1.4	11.0	25.4
Sonora River water restitution system in Moritas Basin	—	—	1.8
San Martin mine restoration	20.7	21.1	48.9
Other projects	59.2	17.9	84.2
Sub‑total projects	375.7	280.4	206.4
Maintenance and replacement	184.0	132.5	148.6
Net change in capital expenditures incurred but not yet paid	11.7	(15.7)	2.4
Total Mexican expenditures	571.4	397.2	357.4
Total capital investments	$892.3	$592.2	$707.5

In 2022, we plan to invest $1,542.4 million in capital projects. In addition to our ongoing capital maintenance and replacement spending, our principal capital programs include the following:

Projects in Mexico:

Buenavista Zinc - Sonora: This project is located within the Buenavista facility and includes the development of a new concentrator to produce approximately 100,000 tonnes of zinc and 20,000 tonnes of copper per year. We have completed the engineering study. In order to continue with the project, stronger preventive measures to combat COVID-19 have been put in place. Procurement has progressed 96% and all the main equipment is on site. Additionally, construction site works are in progress. The project has all the necessary permits. The project´s budget is $413 million, and we expect to initiate operations in 2023. As of December 31, 2021, we had invested $217 million in this project. When completed, we anticipate that this new facility will double the Company’s zinc production capacity and will provide 490 direct jobs and 1,470 indirect jobs.

Pilares - Sonora: This project, located six kilometers from La Caridad, will be developed as an open-pit mine operation with an annual production capacity of 35,000 tonnes of copper in concentrate. A new 25-meter wide off-road facility for mining trucks has been built and will be used to transport the ore from the pit to the primary crushers at the La Caridad copper concentrator. This will significantly improve the overall mineral ore grade (combining the 0.78% expected from Pilares with 0.34% from La Caridad). The budget for Pilares is $159 million and we expect the project to begin production in the second half of 2022. As of December 31, 2021, we had invested $75.9 million in this project.

El Pilar - Sonora: This is a low-capital intensity copper development project strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 281 million tonnes of ore with an average copper grade of 0.301%. El Pilar will operate as a conventional open-pit mine with an annual production capacity of 36,000 tonnes of copper cathodes. This operation will use highly cost efficient and environmentally friendly SX-EW technology. We estimate a development investment of approximately $310 million. The results from experimental pads in leaching process have confirmed adequate levels of copper recovery. We expect this project to start production in 2023 with an expected mine life of 13 years. The basic engineering study is finished and the Company continues developing project and site environmental activities.

Lime plant - Sonora: As part of our cost improvement projects, we are building a new lime plant with a production capacity of 600 metric tonnes per day, which will be the largest lime plant of Mexico. This facility will allow us to reduce to approximately 50% our current lime cost at our Mexican operations. The total budget for the plant is $63 million, of which we have spent $41 million as of December 31, 2021. We expect this project initiate operations in the third quarter of 2022.

The San Martin mine recovery program. After eleven years of illegal stoppage, we resumed control of the San Martin mine in August 2018. The San Martin facilities deteriorated during this period but we made a major renovation and restarted operations during the second quarter of 2019. Currently, the mine has 200,000 tonnes of ore and the concentrator has initiated production. In 2020, we produced 14,361 tonnes of zinc, 2.8 million ounces of silver, 3,601 tonnes of copper, and 1,425 tonnes of lead. As of December 2021, the Company had completed most of the rehabilitation plan to restore operations at the San Martin mine with a total expense of approximately $90.5 million; the mine has since reached full operating capacity.

Projects in Peru:

Quebrada Honda dam expansion – Tacna: This project aims to enlarge the main and lateral dams in Quebrada Honda and includes the relocation of some facilities due to dam growth and implementation of other facilities for water recovery, among other factors. As of December 31, 2021, construction and pre-commissioning activities are in progress with work on three fronts. This project has a total budget of $140.0 million, of which we had committed $6.8 million and invested $114.6 million as of December 31, 2021.

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

On January 7, 2021, the mayor of the Islay province (Arequipa, Peru) awarded a City Diploma to SPCC in recognition of the Company’s efforts to assist the population of Islay during the COVID-19 pandemic. Notably, SPCC also provided a portable oxygen plant to a local hospital and financed a COVID monitoring unit that aided more than 7,000 people in 2021. This year, SPCC fortified its relation with the regional government and successfully overcame its opposition to project initiation. This new consensus was reflected in an agreement for “works for taxes” for projects relative to health facilities and roads. Our efforts to ensure the current and long-term welfare of the population in the area of influence of the Tia Maria project were recognized by several local associations, which sent letters to the National Government to request project initiation. In July 2021, the Ministry of Energy and Mines sent a missive to Southern Copper recognizing its progress in securing social acceptance of the Tia Maria project.

We reiterate our view that the initiation of construction activities at Tia Maria will generate significant economic opportunities for the Islay province and the Arequipa region. During the construction and operation phase, we will make it a priority to hire local labor to fill the 9,000 jobs (3,600 direct and 5,400 indirect) that we expect to generate during Tia Maria’s construction phase. When operating, we expect Tia Maria to directly employ 600 workers and indirectly provide jobs for another 4,200. Additionally, from day one of our operations, we will generate significant contributions to revenues in the Arequipa region via royalties and taxes.

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

El Arco - Baja California: This is a world-class copper deposit located in the central part of the Baja California peninsula, with mineral reserves of over 1.3 billion tonnes with an ore grade of 0.39%, 0.14 0.14 grams of gold per ton and 1.8 grams of silver per ton, and 140 million tonnes of leach material with an ore grade of 0.27%. This project envisions an open-pit mine with a combined concentrator and SX-EW operations, with an estimated production capacity of 190,000 tonnes of copper and 105,000 ounces of gold annually. The project has an estimated capital budget of $2.9 billion. The Company has started the baseline study and it is reviewing the basic engineering analysis to request the environmental impact permit. Several years back, we began to acquire the rights to all relevant mining concessions in the area; this process was completed in 2020.

Los Chancas—Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates include 52 million tonnes of sulfide indicated mineral resources with a copper grade of 0.59%, as well as 98 million tonnes of oxide indicated mineral resources with a copper content of 0.45%. Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to produce 130,000 tonnes of copper and 7,500 tonnes of molybdenum anually. The estimated capital investment is $2,600 million and the project is expected to be in operation in 2027. In 2020, we continued to engage in social and environmental improvements for the local communities. In 2021, we continued to engage in social and environmental improvements for the local communities and we worked in the environmental impact assessment for the project.

Michiquillay Project—Cajamarca: On June 12, 2018, Southern Copper signed a contract and made an initial payment of $12.5 million for the acquisition of the Michiquillay project in Cajamarca, Peru. In June 2021, the Company paid an additional $12.5 million to acquire the project. The Company has created a multidisciplinary management team to plan the development of this project. As part of this plan, the Company has established contact with the local and regional authorities and communities in order to promote programs for the sustainable development of the area. In 2020, we continued to develop social and environmental programs for the local communities. On September 3, 2021 the Company signed a Social Agreement with the Michiquillay Community and on November 12, 2021, the Company signed a Social Agreement with the Encañada Community. Additionally, on October 1, 2021 the Peruvian Ministry of Energy and Mines approved the semi-detailed Environmental Impact Study for the project.

The Social Agreements with the Michiquillay and the Encañada communities represent an opportunity to improve the quality of life of the residents of those communities via our strong social programs and backed by a solid framework for technical work at the project level. These events are important steps that will allow Southern Copper to initiate an in-depth exploration program in the first semester of 2022.

Michiquillay is a world class mining project with estimated inferred mineral resources of 2,288 million tonnes with an estimated copper grade of 0.43%. When developed, we expect Michiquillay to produce 225,000 tonnes of copper per year (along with by-products of molybdenum, gold and silver) for an initial mine life of more than 25 years, at a competitive cash-cost. We estimate an investment of approximately $2.5 billion will be required and expect production start-up by 2028 and that Michiquillay will become one of Peru´s largest copper mines. The project will create significant business opportunities in the Cajamarca region; generate new jobs for the local communities and contribute with taxes and royalties to the local, regional and national governments.

The above information is based on estimates only. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”)

We believe acting in a responsible and transparent manner in the social, economic and environmental fields is essential to a sustainable development for the Company and the regions where we operate. In Southern Copper Corporation we are committed to the United Nations’ Sustainable Development Goals and the Global Compact principles. Caring for the environment, tackling climate change, respecting human rights, and having a responsible production are at the center of our sustainability strategy, which is comprised of specific goals and objectives in areas such as water management, climate change and mining waste, human talent, occupational safety and health, labor relations, and community development, among others.

The Company has updated a range of sustainability-related corporate policies, which are publicly disclosed on Grupo Mexico’s website: https://www.gmexico.com/en/Pages/Politicsds.aspx. These policies, which are applicable to SCC and its subsidiaries, formalize our vision, commitments and objectives to promote sustainable development and generate shared value for our stakeholders.

The Company’s performance with respect to these commitments and ESG matters is reported annually in the sustainability report of our indirect parent company, Grupo Mexico. Information and performance of SCC can be found in the sustainability reports. These have followed the Global Reporting Initiative Standards (GRI) since 2006, and since 2020 the sustainability reports also have included the metrics of the Sustainability Accounting Standards Board (SASB) and the recommendations of the Task Force on Climate-Related Financial Disclosure (TCFD).

We are committed to improving our ESG performance by adopting best practices. Southern Copper Corporation has been consistent in increasing its scores on the Corporate Sustainability Assessment (CSA) of S&P since 2018, achieving a score of 61 in 2021. As a result, the Company has been integrated for the third consecutive year to the Dow Jones Sustainability Index MILA (which stands for “Integrated Latin-American Markets” in Spanish). SCC’s 2021 score was 79% higher than the Mining and Metals industry average. Additionally, the Company was included in the S&P Global Sustainability Yearbook 2022 for being a top performer in this industry. The company achieved good performances in issues such as business ethics, labor practice, human rights, climate strategy, water management, social impact on communities, corporate citizenship and philanthropy, operational ecoefficiencies, environmental and social reporting, among others.

HEALTH AND SAFETY

At Southern Copper Corporation, the health and safety of our employees is what matters the most. Therefore, respecting human rights and taking care of the health, safety and well being of our employees and contractors is a core value and is an essential part of our activities. Safety at work is not negotiable at SCC; it is everyone’s responsibility and is a condition for employment.

The Company seeks to continue strengthening operational risk management processes by implementing preventive and corrective measures. For instance, traffic management plans have been implemented in all open pit mines, haul trucks have been equipped with antifatigue systems, and health and safety performance expectations have been included in suppliers and contractors’ code of conduct.

Two business units of SCC were recognized by the Mining Chamber of Mexico for obtaining top safety performance in their respective categories in 2020. La Caridad mine received the “Silver Helmet” award (“Casco de Plata”) in the category for open-pit mining operations with more than 500 employees, and the refinery and metallurgical plants received the same distinction in the category for metallurgical plants and smelters with up to 500 employees. In 2021, the Company also updated its health & safety policy and key commitments, as disclosed on Grupo Mexico’s website.

COMMUNITY OUTREACH

For Southern Copper Corporation it is our priority to be a good neighbor in the localities close to our operations. Working together with the communities, we have the opportunity to collaborate and forge a path based on our common objectives related to social and economic development, while supporting the fulfillment of the United Nations’ Sustainable Development Goals. For this reason, we believe that community outreach must be based on transparency and trust, promoting long-lasting ties.

We have implemented several sustainable development policies designed to integrate the Company´s operations with local communities in areas where we operate. Some of the relevant policies include the General Policy for Sustainable Development; a Community Outreach Policy; a General Policy of Respect for the Rights of Indigenous Peoples and Communities, a Human Rights Policy Statement. These policies focus on creating permanent and positive relationships to generate optimal social conditions and promote sustainable development in the areas where we operate. We continue to make significant expenditures for community programs.

Since 2018, the Interamerican Bank of Development (BID) has made reference to SCC’s community outreach model as one of the best practices in the extractive industry in Latin America. In 2021, BID has reaffirmed this once again, and pointed out the Company’s success in adapting its community outreach programs in the context of the global pandemic through the “Casa Grande Virtual” strategy implemented. Additionally, the government of Sonora recognized Southern Copper Corporation for being a “Culturally Responsible Company” for the voluntary initiatives implemented to promote and safeguard the state’s history, culture and traditions. Three of the community programs launched by the Company were pinpointed as particularly relevant: the Itinerant Documentary Cinema Workshop, which led to the creation of over 200 films; the funding provided for organizing the “Festival Alfonso Ortiz Tirado” (“FAOT”) in Nacozari and Cananea; and the creation of Youth Orchestras, which has led to the creation of six orchestras and four choirs . These educational music programs are offered to more than 2,100 children in the communities surrounding our mining operations in Mexico and Peru.

For additional information on our community programs, refer to Corporate Social Responsibility under Note 13 “Commitments and contingencies” to the consolidated financial statements. For further information on our disclosure on Human Capital Resources, see the section included in Part I, Item 1 of this Annual Report.

ENVIRONMENT

Southern Copper Corporation seeks to attend to the needs of future generations by promoting a development that benefits us all, today and tomorrow. We are committed to the continuous improvement of our environmental performance and to promoting the adoption of the best environmental practices in our operations in order to contribute to the transition towards a green economy. We are also committed to preserving and improving the environment by implementing actions to generate a positive impact on biodiversity through our operations. To fulfil this commitment, which is outlined in the Company’s Environmental Policy, we have developed action plans for biodiversity management that are aligned with the guide for Good Practice Guidance for Mining and Biodiversity published by the International

Council on Mining and Metals (ICMM). We believe these plans further improve the Company’s capacity to implement effective mitigation measures and contribute to the preservation and improvement of the environment at our operations. Furthermore, as part of our commitment to certify our environmental systems with the international norm ISO 14001, in 2021 the business units of La Caridad and the Limestone Plant in México obtained their ISO 14001 certification.

Additionally, Southern Copper Corporation has also committed to embrace the Copper Mark, a voluntary assurance framework involving onsite verifications by an independent auditor, that aims to promote responsible production practices in the copper industry that contribute to the UN’s Sustainable Development Goals. The La Caridad open pit mine and the Sonora Metallurgical Complex (smelter and refinery) are the first business units to start the certification process. Throughout our operations we strive to protect the environment as well as the health, safety and human rights of our people, stakeholders and communities where we operate. SCC’s commitment with the Copper Mark is a testament to our commitment to transparency and responsible production practices. Through this third-party verification, our stakeholders can be confident that the copper we produce upholds the highest possible sustainability standards.

CLIMATE CHANGE

SCC recognizes the importance and urgency of tackling climate change, and the Company is committed to support the objective of the Paris Agreement on climate change, preserve the environment, minimize the environmental footprint of our operations, and efficiently manage climate-related risks and opportunities. We recognize that climate change will likely influence our strategy in various ways, and we aim to meet the expectations of the global business trends that are moving to demand products with lower carbon footprint. Our focus is to seek continuous improvement in the responsible use of natural resources while complying with applicable legal standards for prevention, mitigation, control and remediation of environmental impacts.

The Company is committed to continually improve its management performance with respect to the aforementioned issues, which is why it has initiated a multi-year process to align its disclosures on climate change with the TCFD recommendations. As a result, beginning in 2020, Grupo Mexico’s Sustainable Development Report includes sections on climate-related risks and opportunities, and more detailed information on climate targets, strategy and governance mechanisms, as well as new emissions and energy metrics informed by SASB standards. The report can be accessed at https://www.gmexico.com/en/Pages/development.aspx. We are referring our investors to Grupo Mexico's internet site for details on the aforementioned initiatives for informative purposes only. We do not intend for this internet link to be an active link or to otherwise incorporate the contents of the website into this Report on Form 10-K.

Since 2016, Grupo Mexico has been participating annually in the evaluation on Climate Change of CDP (formerly known as Carbon Disclosure Project). In 2021, its score improved two levels from C to B, which is superior to the Metal, smelting, refining & forming average, the averages in the region where the Company operates, and the global average. The Company’s operational greenhouse gases emissions have decreased significantly over the last three years, and we strive to further reduce the carbon footprint of our operations and products by, among other things, increasing the use of renewable energy and implementing resources efficiency measures intended to minimize the consumption of energy, water, and other natural resources. Thanks to our new 168 MW wind farm Fenicias in northern Mexico, the Company’s electricity consumption coming from renewable sources is expected to surpass 25%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

Our discussion and analysis of financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We make our best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: mineral reserves, revenue recognition, ore stockpiles on leach pads and related amortization, estimated impairment of assets, asset retirement obligations, determination of discount rates related to the operating lease liabilities, valuation allowances for deferred tax assets and unrecognized tax benefits. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Mineral Reserves: For ore reserve estimation, we use metal price assumptions of $3.30 per pound for copper and $10.00 per pound for molybdenum. These prices are intended to conservatively approximate average prices over the long term and are based on internal estimates for the curves of long-term metal prices.

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

The Company’s operations are in multiple jurisdictions where uncertainties can arise in the application of complex tax regulations. The final taxes paid are dependent upon many factors, including audits and negotiations with tax authorities. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes will be due. The Company adjusts these estimates in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, final taxes paid may be materially different from the Company’s current estimate of the tax liabilities. If its estimate of tax liabilities proves to be less than the ultimate assessment, or payment of these amounts ultimately proves to be more than the recorded amounts, the difference would be recognized in the period when the Company determines the change.

Asset Impairments: We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle. We are currently using an average copper price of $2.20 per pound and an average molybdenum price of $5.00 per pound, which reflect what we believe, for impairment test purposes, is the lower range of the current price environment. The results of our impairment sensitivity analysis, which included a stress test using a copper price assumption of $2.00 per pound and a molybdenum price assumption of $4.00 per pound, showed projected discounted cash flows in excess of the carrying amounts of long-lived assets by margins ranging from 1.8 to 5.7 times such carrying amount.

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

RESULTS OF OPERATIONS

The following table highlights key financial results for each of the years in the three-year period ended December 31, 2021 (in millions):

				Variance

Statement of Earnings Data	2021	2020	2019	2021 - 2020	2020 - 2019
Net sales	$10,934.1	$7,984.9	$7,285.6	$2,949.2	$699.3
Operating costs and expenses	(4,869.0)	(4,864.2)	(4,532.6)	(4.8)	(331.6)
Operating income	6,065.1	3,120.7	2,753.0	2,944.4	367.7
Non‑operating income (expense)	(368.3)	(374.9)	(326.5)	6.6	(48.4)
Income before income taxes	5,696.8	2,745.8	2,426.5	2,951.0	319.3
Income taxes	(2,425.5)	(1,237.9)	(966.3)	(1,187.6)	(271.6)
Deferred income taxes	126.3	63.5	21.0	62.8	42.5
Equity earnings of affiliate	13.6	6.4	10.7	7.2	(4.3)
Net income attributable to non‑controlling interest	(14.1)	(7.4)	(6.1)	(6.7)	(1.3)
Net income attributable to SCC	$3,397.1	$1,570.4	$1,485.8	$1,826.7	$84.6

NET SALES

2021-2020: Net sales in 2021 were $10,934.1 million, compared to $7,984.9 million in 2020, which represented an increase of $2,949.2 million. This 36.9% increase was mainly the result of higher copper (+51.1% - LME), molybdenum (+81.0%), zinc (+32.0%) and silver (+22.1%) prices. This effect was partially offset by lower copper (-11.0%), silver (-14.1%) and zinc (-12.6%) sales volumes.

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

The table below outlines the average published market metals prices for our metals for each of the three years in the three-year period ended December 31, 2021:

				% Variance
	2021	2020	2019	2021 - 2020	2020 - 2019
Copper price ($per pound—LME)	$4.23	$2.80	$2.72	51.1%	2.9%
Copper price ($per pound—COMEX)	$4.24	$2.80	$2.72	51.4%	2.9%
Molybdenum price ($per pound)(1)	$15.51	$8.57	$11.27	81.0%	(24.0)%
Zinc price ($per pound—LME)	$1.36	$1.03	$1.16	32.0%	(11.2)%
Silver price ($per ounce—COMEX)	$25.18	$20.62	$16.16	22.1%	27.6%
(1)	Platt’s Metals Week Dealer Oxide.

The table below provides our metal sales as a percentage of our total net sales:

	Year Ended
	December 31,
Sales as a percentage of total net sales	2021	2020	2019
Copper	80.7%	81.6%	80.2%
Molybdenum	9.6%	6.4%	7.5%
Silver	4.3%	5.6%	4.5%
Zinc	2.7%	3.1%	3.8%
Other by‑products	2.7%	3.3%	4.0%
Total	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product (in million pounds). The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

				Variance
Copper Sales (million pounds)	2021	2020	2019	2021 - 2020	2020 - 2019
Refined (including SX‑EW)	893.4	1,069.6	1,065.2	(176.2)	4.4
Rod	470.3	389.0	365.5	81.3	23.5
Concentrates and other	689.2	847.3	743.1	(158.1)	104.2
Total	2,052.9	2,305.9	2,173.8	(253.0)	132.1

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume:

	Year ended December 31,
Copper Sales by product type	2021	2020	2019
Refined (including SX‑EW)	43.5%	46.4%	49.0%
Rod	22.9%	16.9%	16.8%
Concentrates and other	33.6%	36.7%	34.2%
Total	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components for the three years ended 2021 as a percentage of total production cost:

	Year ended December 31,
	2021	2020	2019
Power	17.1%	16.8%	14.7%
Labor	13.4%	13.5%	13.9%
Fuel	14.4%	11.2%	13.2%
Maintenance	20.1%	22.6%	21.0%
Operating material	17.2%	17.4%	17.7%
Other	17.8%	18.5%	19.5%
Total	100.0%	100.0%	100.0%

2021-2020: Operating costs and expenses in 2021 increased $4.8 million, compared to 2020, primarily due to:

Operating cost and expenses for 2020		$4,864.2
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to increases in fuel, power and operating contractors costs; this was partially offset by a decrease in inventory consumption and foreign currency effects.	234.0
•	Increase in depreciation, amortization and depletion expense.	30.4
•	Increase in exploration expense.	10.8
Less:
•	Decrease in volume and cost of metals purchased from third parties.	(269.4)
•	Decrease in selling, general and administrative expenses.	(1.0)
Operating cost and expenses for 2021		$4,869.0

2020-2019: Operating costs and expenses in 2020 increased $331.6 million, compared to 2019, primarily due to:

Operating cost and expenses for 2019		$4,532.6
Plus:
•	Increase in volume and cost of metals purchased from third parties.	177.5
•	Decrease in capitalized leachable material.	218.2
•	COVID-19 related costs.	27.6
•	Increase in depreciation, amortization and depletion expense.	11.2
•	Increase in exploration expense.	2.6
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to lower fuel costs.	(99.9)
•	Decrease in selling, general and administrative expenses.	(5.6)
Operating cost and expenses for 2020		$4,864.2

				Variance
NON‑OPERATING INCOME (EXPENSE)	2021	2020	2019	2021 - 2020	2020 - 2019
Interest expense	$(387.9)	$(393.4)	$(372.9)	$5.5	$(20.5)
Capitalized interest	30.8	26.8	32.2	4.0	(5.4)
Other expense	(18.4)	(27.5)	(7.0)	9.1	(20.5)
Interest income	7.2	19.2	21.2	(12.0)	(2.0)
Total non‑operating income (expense)	$(368.3)	$(374.9)	$(326.5)	$6.6	$(48.4)

2021-2020: Non-operating income and expense were a net expense of $368.3 million in 2021 compared to a net expense of $374.9 million in 2020. The $6.6 million decrease in net expense in 2021 was mainly due to:

●	$ 9.1 million decrease in other expense, net.
●	$ 5.5 million decrease in interest expense, which was primarily attributable to the debt repayment of $400 million in April 2020, and a
●	$ 4.0 million increase in capitalized interest; which was partially offset by a
●	$ 12.0 million decrease in interest income.

2020-2019: Non-operating income and expense were a net expense of $374.9 million in 2020 compared to a net expense of $326.5 million in 2019. The $48.4 million increase in net expense in 2019 was mainly due to:

●	$ 20.5 million increase in other expense, net, principally due to a $24.2 million provision related to rain damages at our Peruvian operations.
●	$ 20.5 million increase in interest expense, which was attributable to the Minera Mexico debt issuance in September 2019;

●	$ 5.4 million decrease in capitalized interest, given that completed projects in Peru have been transferred to operations, and
●	$ 2.0 million of lower interest income.

Income taxes

	Year Ended
	December 31,
	2021	2020	2019
Provision for income taxes ($ in millions)	$2,299.2	$1,174.4	$945.3
Effective income tax rate	40.4%	42.8%	39.0%

The income tax provision includes Peruvian, Mexican and U.S. federal income taxes.

Components of income tax provision for 2021, 2020 and 2019 include the following ($ in millions):

	2021	2020	2019
Statutory income tax provision	$1,874.6	$1,020.9	$831.4
Peruvian royalty	97.8	31.4	14.2
Mexican royalty	212.8	72.1	61.6
Peruvian special mining tax	114.0	50.0	38.1
Total income tax provision	$2,299.2	$1,174.4	$945.3

The decrease in the effective income tax rate in 2021 compared to the same period in 2020 was primarily attributable to a movement in exchange gains and losses from the strong depreciation of the Mexican peso and the Peruvian sol against the U.S. dollar in 2020. The increase in the 2020 effective income tax rate from the prior year was primarily attributable to a movement in exchange gains and losses from the devaluation of the Mexican peso and the Peruvian sol against the U.S. dollar; an increase in the Peruvian special mining tax; and an increase in the Mexican and Peruvian royalty.

Equity earnings of affiliate

In 2021, 2020 and 2019 we recognized $13.6 million, $6.4 million and $10.7 million in equity earnings, respectively, which were associated with our 44.2% interest in the Tantahuatay mine.

Net Income attributable to the non-controlling interest

Net income attributable to the non-controlling interest in 2021 was $14.1 million, compared to $7.4 million in 2020, and $6.1 million in 2019. This increased in 2021 and 2020 by $6.7 million and $1.3 million respectively. These changes were the result of higher earnings at our Peruvian operations in both years.

Net Income attributable to SCC

Our net income attributable to SCC in 2021 was $3,397.1 million, compared to $1,570.4 million in 2020 and $1,485.8 million in 2019. The increase in 2021 and 2020 net income attributable to SCC was mainly due to growth in net sales.

SEGMENT RESULTS ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations. Please see a detailed definition of these segments in Item 1 “Business—Business Reporting Segments.”

The following table presents the volume of sales by segment of copper and our significant by-products for each of the years in the three-year period ended December 31, 2021:

				Variance
Copper Sales (million pounds)	2021	2020	2019	2021 - 2020	2020 - 2019
Peruvian operations	859.8	964.2	959.3	(104.4)	4.9
Mexican open‑pit	1,189.6	1,330.7	1,214.0	(141.1)	116.7
Mexican IMMSA unit	24.3	31.7	18.7	(7.4)	13.0
Other and intersegment elimination	(20.8)	(20.7)	(18.2)	(0.1)	(2.5)
Total copper sales	2,052.9	2,305.9	2,173.8	(253.0)	132.1

				Variance
By‑product Sales (million pounds, except silver—million ounces)	2021	2020	2019	2021 - 2020	2020 - 2019
Peruvian operations:
Molybdenum contained in concentrate	32.8	31.3	23.2	1.5	8.1
Silver	5.6	5.9	5.8	(0.3)	0.1
Mexican open‑pit operations:
Molybdenum contained in concentrate	34.0	35.4	36.0	(1.4)	(0.6)
Silver	10.0	11.7	11.5	(1.7)	0.2
IMMSA unit
Zinc‑refined and in concentrate	201.9	230.9	228.5	(29.0)	2.4
Silver	6.2	7.5	5.2	(1.3)	2.3
Other and intersegment elimination
Silver	(2.6)	(2.7)	(1.9)	0.1	(0.8)
Total by‑product sales
Molybdenum contained in concentrate	66.8	66.7	59.2	0.1	7.5
Zinc‑refined and in concentrate	201.9	230.9	228.5	(29.0)	2.4
Silver	19.2	22.4	20.6	(3.2)	1.8

Peruvian Open-pit Operations:

				Variance
	2021	2020	2019	2021 - 2020	2020 - 2019
Net sales	$4,370.8	$3,153.6	$2,940.1	$1,217.2	$213.5
Operating costs and expenses	(2,037.6)	(2,055.2)	(2,085.2)	17.6	30.0
Operating income	$2,333.2	$1,098.4	$854.9	$1,234.8	$243.5

Net sales:

2021-2020: Net sales in 2021 increased by $1,217.2 million compared to the amount recorded in 2020, which was mainly attributable to an increase in copper (+51.1% - LME), molybdenum (+81.0%) and silver (+22.1%) prices as well as higher molybdenum (+4.9%) sales volumes. This was partially offset by lower copper (-10.8%) and silver (-3.5%) sales volumes.

2020-2019: Net sales in 2020 increased by $213.5 million compared to the amount recorded in 2019, which was mainly attributable to an increase in sales volumes for copper (+0.5%), molybdenum (+35.0%) and silver (+2.1%) and to higher copper and silver prices, partially offset by lower molybdenum prices.

Operating costs and expenses:

2021-2020: Operating costs and expenses in 2021 decreased by $17.6 million compared to 2020, which was primarily due to:

Operating costs and expenses for 2020		$2,055.2
Less:
•	Decrease in cost of metals purchased from third parties.	(138.2)
•	Decrease in depreciation, amortization and depletion expense.	(7.7)
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to increases in fuel, power, operating contractors costs and workers' participation; this was partially offset by a decrease in inventory consumption and foreign currency effects.	120.7
•	Increase in exploration expenses.	5.1
•	Increase in selling, general and administrative expenses.	2.5
Operating costs and expenses for 2021		$2,037.6

2020-2019: Operating costs and expenses in 2020 decreased $30.0 million compared to 2019, which was primarily due to:

Operating costs and expenses for 2019		$2,085.2
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower fuel costs, operating contractors costs and lower labor costs.	(208.0)
•	Decrease in exploration expenses.	(7.1)
•	Decrease in selling, general and administrative expenses.	(0.9)
Plus:
•	Decrease in capitalized leachable material.	106.0
•	Increase in cost of metals purchased from third parties.	54.2
•	COVID-19 related costs.	25.2
•	Increase in depreciation, amortization and depletion expense.	0.6
Operating costs and expenses for 2020		$2,055.2

Operating income:

2021-2020: Operating income in 2021 increased by $1,234.8 million compared to the amount recorded in 2020, which was mainly attributable to a $1,217.2 million increase in sales and a $17.6 million decrease in operating costs and expenses, as explained above.

2020-2019: Operating income in 2020 increased by $243.5 million compared to the amount recorded in 2019, which was mainly attributable to a $213.5 million increase in sales and a $30.0 million decrease in operating costs and expenses, as explained above.

Mexican Open-pit Operations:

				Variance
	2021	2020	2019	2021 - 2020	2020 - 2019
Net sales	$6,109.0	$4,412.4	$3,963.9	$1,696.6	$448.5
Operating costs and expenses	(2,411.2)	(2,431.3)	(2,045.4)	20.1	(385.9)
Operating income	$3,697.8	$1,981.1	$1,918.5	$1,716.7	$62.6

Net sales:

2021-2020: Net sales in 2021 increased by $1,696.6 million compared to 2020. This increase was attributable to an increase in copper (+51.1% - LME), molybdenum (+81.0%) and silver (+22.1%) prices. This was partially offset by lower copper (-10.6%), molybdenum (-4.0%) and silver (-13.9%) sales volumes.

2020-2019: Net sales in 2020 increased by $448.5 million compared to 2019. This increase was attributable to higher copper (+9.6%) and silver (+1.7%) sales volumes and to higher copper and silver prices; this increase was slightly offset by lower molybdenum prices.

Operating costs and expenses:

2021-2020: Operating costs and expenses in 2021 decreased by $20.1 million compared to 2020, which was mainly attributable to:

Operating costs and expenses for 2020		$2,431.3
Less:
•	Decrease in cost and volume of metals purchased from third parties.	(139.9)
•	Decrease in selling, general and administrative expenses.	(7.7)
•	Decrease in exploration expenses.	(0.2)
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to increases in fuel, power and operating contractors costs; this was partially offset by a decrease in inventory consumption and foreign currency effects.	101.8
•	Increase in depreciation, amortization and depletion expense.	25.9
Operating costs and expenses for 2021		$2,411.2

2020-2019: Operating costs and expenses in 2020 increased by $385.9 million compared to 2019, which was mainly attributable to:

Operating costs and expenses for 2019		$2,045.4
Plus:
•	Increase in cost and volume of metals purchased from third parties.	238.8
•	Decrease in capitalized leachable material.	112.2
•	COVID-19 related costs.	1.4
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, and higher workers participation expense, partially offset by lower fuel costs.	26.1
•	Increase in exploration expenses.	0.7
•	Increase in depreciation, amortization and depletion expense.	14.8
Less:
•	Decrease in selling, general and administrative expenses.	(8.1)
Operating costs and expenses for 2020		$2,431.3

Operating income:

2021-2020: Operating income in 2021 increased by $1,716.6 million, compared to 2020, mainly as a result of $1,696.6 million of higher sales and a $20.1 million decrease in operating costs and expenses, as explained above.

2020-2019: Operating income in 2020 increased by $62.6 million, compared to 2019, mainly as a result of $448.5 million of higher sales, which was partially offset by a $385.9 million increase in operating costs and expenses, as explained above.

IMMSA unit:

				Variance
	2021	2020	2019	2021 - 2020	2020 - 2019
Net sales	$600.2	$529.9	$464.8	$70.3	$65.1
Operating costs and expenses	(511.4)	(443.6)	(449.5)	(67.8)	5.9
Operating income	$88.8	$86.3	$15.3	$2.5	$71.0

Net sales:

2021-2020: Net sales in 2021 increased $70.3 million compared to 2020. This increase was attributable to an increase in copper (+51.1% - LME), zinc (+32.0%) and silver (+22.1%) prices. This was partially offset by lower copper (-23.2%), zinc (-12.6%) and silver (-17.5%) sales volumes.

2020-2019: Net sales in 2020 increased $65.1 million compared to 2019. This increase was primarily due to an increase in copper (+69.7%), silver (+44.4%) and zinc (+1.0%) sales volumes and to higher copper and silver prices; this was slightly offset by lower zinc prices.

Operating costs and expenses:

2021-2020: Operating costs and expenses in 2021 increased by $67.8 million compared to 2020; this was principally due to:

Operating costs and expenses for 2020		$443.6
Plus:
•	Increase in cost of metals purchased from third parties.	49.4
•	Increase in depreciation, amortization and depletion expense.	12.3
	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to increases in fuel, power, labor and operating contractors costs; this was partially offset by a decrease in inventory consumption.	8.5
•	Increase in selling, general and administrative expenses.	0.5
Less:
•	Decrease in exploration expenses.	(2.9)
Operating costs and expenses for 2021		$511.4

2020-2019: Operating costs and expenses in 2020 decreased by $5.9 million compared to 2019; this was principally due to:

Operating costs and expenses for 2019		$449.5
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventory consumption, higher workers' participation expense and foreign currency effect, partially offset by lower power and labor costs.	21.9
•	COVID-19 related costs.	1.1
•	Increase in selling, general and administrative expenses.	1.6
Less:
•	Decrease in cost of metals purchased from third parties.	(20.3)
•	Decrease in depreciation, amortization and depletion expense.	(9.8)
•	Decrease in exploration expenses.	(0.4)
Operating costs and expenses for 2020		$443.6

Operating income:

2021-2020: Operating income in 2021 increased by $2.5 million, compared to 2020, mainly as a result of a $70.3 million increase in sales which was partially offset by a $67.8 million increase in operating costs and expenses, as explained above.

2020-2019: Operating income in 2020 increased by $71.0 million, compared to 2019, mainly as a result of a $65.1 million increase in sales and a $5.9 million decrease in operating costs and expenses, as explained above.

Intersegment Eliminations and Adjustments:

The net sales, operating costs and expenses and operating income discussed above will not be directly equal to amounts in our consolidated statement of earnings because the adjustments to intersegment operating revenues and expenses must be taken into account. Please see Note 19 “Segment and Related Information” of the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion relates to our liquidity and capital resources for each of the years in the three-year period ended December 31, 2021.

Cash Flow:

The following table shows the cash flow for the three year period ended December 31, 2021 (in millions):

				Variance
	2021	2020	2019	2021 - 2020	2020 - 2019
Net cash provided by operating activities	$4,292.4	$2,783.6	$1,911.9	$1,508.8	$871.7
Net cash used in investing activities	$(972.9)	$(915.8)	$(574.0)	$(57.1)	$(341.8)
Net cash used in financing activities	$(2,480.2)	$(1,563.3)	$(262.2)	$(916.9)	$(1,301.1)

Net cash provided by operating activities:

The 2021, 2020 and 2019 change in net cash from operating activities include (in millions):

				Variance
	2021	2020	2019	2021 - 2020	2020 - 2019
Net income	$3,411.2	$1,577.8	$1,491.9	$1,833.4	$85.9
Depreciation, amortization and depletion	806.0	775.6	764.4	30.4	11.2
Provision for deferred income taxes	(126.3)	(63.5)	(21.0)	(62.8)	(42.5)
(Gain) loss on foreign currency transaction effect	(25.8)	0.9	17.9	(26.7)	(17.0)
Other adjustments to net income	36.6	9.1	5.7	27.5	3.4
Operating assets and liabilities	190.7	483.7	(347.0)	(293.0)	830.7
Net cash provided by operating activities	$4,292.4	$2,783.6	$1,911.9	$1,508.8	$871.7

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts and changes in operating assets and liabilities.

2021: Net income was $3,411.2 million, which represented approximately 79.5% of the net operating cash flow.

Changes in operating assets and liabilities increased cash flow by $190.7 million due to the following variances:

●	$(289.8) million increase in trade accounts receivable, which was mainly attributable to the increase in metal prices in 2021.
●	$4.7 million net decrease in inventory; this was primarily driven by increases of $91.8 million and $7.8 million in the work in process and finished goods inventories, respectively; which were in turn partially offset by $66.3 million and $38.1 million drops in the leachable materials and supplies inventories, respectively.
●	$558.2 million increase in accounts payable and accrued liabilities, which was mainly due to the increase in accrued income taxes and workers’ participation at our Mexican and Peruvian operations.
●	$(82.4) million increase in other operating assets and liabilities which included principally an increase in prepaid taxes in our Mexican operations.

2020: Net income was $1,577.8 million, which represented approximately 56.7% of the net operating cash flow.

Changes in operating assets and liabilities increased cash flow by $483.7 million due to the following variances:

●	$(236.0) million increase in trade accounts receivable, which was mainly driven by a significant increase in copper prices during the last quarter of 2020.
●	$223.6 million of net decrease in inventory, which included a $165.2 million decrease in the leaching inventory mainly at our Peruvian operations, and a $36.4 million decrease in the finished goods inventory, principally at our Mexican operations.
●	$313.8 million increase in accounts payable and accrued liabilities, which primarily reflected growth in income taxes and workers’ participation accruals at our Peruvian and Mexican operations.
●	$182.3 million decrease in other operating assets and liabilities, which mainly included a decrease in prepaid taxes and a drop in receivables to related parties.

2019: Net income was $1,491.9 million, which represented approximately 78% of the net operating cash flow.

Changes in operating assets and liabilities decreased cash flow by $347.0 million due to the following variances:

●	$(184.9) million decrease in accounts payable and accrued liabilities, which included principally income taxes and workers’ participation payments as a result of higher earnings at our Mexican and Peruvian operations in 2018.
●	$(10.5) million increase in trade accounts receivable mainly because of higher sales volumes at our Peruvian operations.
●	$(88.7) million of net increase in inventory, which included $(83.2) million of higher leaching inventory and $(17.6) million of higher finished goods mainly at our Mexican operations.
●	$(62.9) million increase in other operating assets and liabilities which included principally an increase in prepaid taxes in our Mexican operations due to changes in tax legislation.

Net cash used in investing activities:

2021: Net cash used for investing activities in 2021 included $892.3 million for capital investments. This included $571.4 million of investments at our Mexican operations and $320.9 million at our Peruvian operations. For further information, please see “Capital Investment Program” under this Item on page 90.

The 2021 investing activities also included net purchases of short-term investments of $76.1 million.

2020: Net cash used for investing activities in 2020 included $592.2 million for capital investments. This included $397.2 million of investments at our Mexican operations and $195.0 million at our Peruvian operations. For further information, please see “Capital Investment Program” under this Item on page 90.

The 2020 investing activities also included net purchases of short-term investments of $330.1 million.

2019: Net cash used for investing activities in 2019 included $707.5 million for capital investments. This included $357.4 million of investments at our Mexican operations and $350.1 million at our Peruvian operations. For further information, please see “Capital Investment Program” under this Item on page 90.

The 2019 investing activities also included net sales of short-term investments of $133.1 million.

Net cash used in financing activities:

2021: Net cash used in financing activities in 2021 was $2,480.2 million and included a dividend distribution of $2,473.8 million.

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

Other Liquidity Considerations

We expect that we will meet our cash requirements for 2022 and beyond from cash on hand and internally generated funds. In addition, we believe that we will be able to access additional external financing on reasonable terms, if required.

As of December 31, 2021, $1,054.8 million of the Company´s total cash, cash equivalents and short-term investments of $3,488.9 million were held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. Earnings of the Company’s Peruvian branch are not subject to transition taxes since they are taxed in the United States on a current basis.

Share repurchase program: In 2008, our Board of Directors (“BOD”) authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Since the inception of the program through December 31, 2021, we have purchased 119.5 million shares of our common stock at a cost of $2.9 billion. These shares are available for general corporate purposes. We may purchase additional shares of our common stock from time to time based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time. For further details please see Item 5 “Market for

Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—SCC common stock repurchase plan.”

Dividend: On January 27, 2022, the BOD authorized a dividend of $1.00 per share paid on March 2, 2022 to shareholders of record at the close of business on February 15, 2022.

FINANCING

Our total debt at December 31, 2021 was $6,547.6 million, compared to $6,544.2 million at December 31, 2020, net of the unamortized discount and issuance costs of notes issued under par for $103.6 million and $107.0 million as of December 31, 2021 and 2020 respectively. This debt is all denominated in dollars at fixed interest rates, weighed at 5.71%.

The ratio of total debt to total capitalization was 44.4% as of December 31, 2021, compared to 47.4% as of December 31, 2020. In addition, the ratio of net debt to net capitalization was 27.1% as of December 31, 2021, compared to 35.2% as of December 31, 2020.

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

CONTRACTUAL OBLIGATIONS

As of December 31, 2021, our most significant contractual obligations include interest and principal on debt; workers’ participation, pension and post-retirement obligations, payments for operating leases, asset retirement obligations, and commitments for purchasing energy and for capital investment projects.

Interest on debt is calculated at rates in effect at December 31, 2021. As all our debt is at fixed rates, future expenditures will not change due to rate changes. Please refer to Note 11 “Financing” of the consolidated financial statements for a description of our long-term debt arrangements and credit facilities.

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

Asset retirement obligations include the aggregate amount of closure and remediation costs for our Peruvian mines and facilities to be paid under the mine closure plans approved by MINEM and the closure and remediation costs of our Mexican operations. See Note 10 “Asset Retirement Obligation” of the consolidated financial statements.

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

Our long-term estimated power costs are subject to change as energy generation costs change and our forecasted power requirements through the life of the agreements change. In addition, as of December 31, 2021, the Company has committed approximately $355.1 million for the development of its capital investment projects. These include committed purchase orders and executed contracts for our Mexican projects and for our Peruvian expansion projects.

CYBERSECURITY

Our operations depend upon information technology systems that may be subject to disruption, damage or failure from different sources, including, without limitation, installation of malicious software, computer viruses, security breaches, cyber-attacks and defects in design. In recent years, cybersecurity incidents have increased in frequency and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. We have implemented appropriate preventative measures to mitigate potential risks by implementing an information security management system, which ensures implementing controls that are frequently reviewed and tested.

On March 1, 2021, at approximately 02:00 hours Mexico City time, we experienced a Ransomware cyber-attack, which was operated by humans. This cyber-attack encrypted a total of 420 servers and pieces of personal equipment. However, due to the quick response of our IT team, our Enterprise Resource Planning software was not affected by the aforementioned attack.

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

In March 2021, we appointed a new Head of Information Technology, who is implementing a new information security strategy to ensure business continuity based on processes (controls and corporate governance framework), technology and human capital (organizational culture). The areas of compliance, internal control, information technology and internal auditing work together on a permanent basis to create reference frameworks, risk management models and controls to implement the information security strategy and its programs.

Our information security strategy is being executed on a continuous basis. In July 2021, Grupo Mexico appointed a Chief Information Security Officer who has been actively involved in the development and implementation of this strategy. In addition, between July and September of 2021 we performed a cybernetic forensic analysis with the assistance of a specialized provider with global experience in this area. The recommendations received have already been integrated in current information security programs. The Company has set up a task force to oversee ongoing initiatives and to ensure that targets are met. We are actively following up on this matter with this task force, our internal audit team and will involve specialized third parties as needed.

As of December 31, 2021, we recorded $0.3 million in direct costs for maneuvers associated with the incident. In addition, for 2022 we have a non-material special budget to continue improvements in this area.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 88) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound in the table below:

	2021		2020		2019

		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$3,894.4	$1.90	$3,929.8	$1.84	$3,606.4	$1.69
Add:
Selling, general and administrative	125.2	0.06	126.2	0.06	131.8	0.06
Sales premiums, net of treatment and refining charges	(25.6)	(0.01)	17.0	0.01	28.7	0.02
Less:
Workers’ participation	(267.2)	(0.13)	(263.9)	(0.13)	(214.5)	(0.10)
Cost of metals purchased from third parties	(225.8)	(0.11)	(495.2)	(0.23)	(263.4)	(0.12)
Royalty charge and other, net	(158.6)	(0.08)	(171.6)	(0.08)	(125.7)	(0.06)
Inventory change	15.0	0.01	(218.6)	(0.10)	67.6	0.03
Operating Cash Cost before by‑product revenues	$3,357.4	$1.64	$2,923.7	$1.37	$3,230.9	$1.52
Add:
By‑product revenues(1)	(1,974.8)	(0.96)	(1,375.9)	(0.64)	(1,307.3)	(0.61)
Net revenue on sale of metal purchased from third parties	(22.9)	(0.01)	(80.0)	(0.04)	(51.9)	(0.03)
Total by‑product revenues	(1,997.7)	(0.97)	(1,455.9)	(0.68)	(1,359.2)	(0.64)

Operating Cash Cost net of by‑product revenues	1,359.7	0.67	1,467.8	0.69	1,871.7	0.88

Total pounds of copper produced (in millions)	2,041.7		2,136.1		2,133.3
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	2021		2020		2019

		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(1,053.1)	$(0.51)	$(510.3)	$(0.24)	$(549.4)	$(0.26)
Silver	(445.3)	(0.22)	(415.5)	(0.19)	(278.3)	(0.13)
Zinc	(196.9)	(0.10)	(202.9)	(0.10)	(211.5)	(0.10)
Sulfuric Acid	(164.6)	(0.08)	(135.9)	(0.06)	(158.8)	(0.07)
Gold	(67.5)	(0.03)	(73.6)	(0.03)	(53.2)	(0.03)
Other	(47.4)	(0.02)	(37.7)	(0.02)	(56.1)	(0.02)
Total	$(1,974.8)	$(0.96)	$(1,375.9)	$(0.64)	$(1,307.3)	$(0.61)

The by-product revenue presented does not match with the sales value reported by segment on page 171 because the above table excludes purchases from third parties, which are reclassified to net revenue on sale of metal purchased from third parties.

Net debt to net capitalization: Net debt to net capitalization as of December 31, 2021 and 2020 is as follows:

	2021	2020
Total debt	$6,547.6	$6,544.2
Cash and cash equivalents	(3,002.0)	(2,183.6)
Short‑term investments	(486.9)	(410.8)
Net debt	3,058.7	3,949.8
Net capitalization:
Net debt	3,058.7	3,949.8
Equity	8,207.8	7,276.0
Net capitalization	$11,266.5	$11,225.8
Net debt/net capitalization(*)	27.1%	35.2%
(*)	Represents net debt divided by net capitalization.

Total debt to total capitalization: Total debt to total capitalization as of December 31, 2021 and 2020 is as follows:

	2021	2020
Total debt	$6,547.6	$6,544.2
Capitalization
Debt	6,547.6	6,544.2
Equity	8,207.8	7,276.0
Total capitalization	$14,755.4	$13,820.2
Total debt/total capitalization(*)	44.4%	47.4%
(*)	Represents debt divided by total capitalization.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part II, Item 7 of this annual report.

Open sales risk:

Our provisional copper and molybdenum sales contain an embedded derivative that is required to be separate from the host contract for accounting purposes. The host contract is the receivable from the sale of copper or molybdenum concentrates at prevailing market prices at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings in each period prior to settlement. See Note 19 to the consolidated financial statements for further information about these provisional sales.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Given that our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances for the three years ended December 31, 2021 are provided in the table below:

	Year Ended
	December 31,
	2021	2020	2019
Peru:
Peruvian inflation rate	6.4%	2.0%	1.9%

Initial exchange rate	3.624	3.317	3.379
Closing exchange rate	3.998	3.624	3.317
Appreciation/(devaluation)	(10.3)%	(9.3)%	1.8%

Mexico:
Mexican inflation rate	7.4%	3.2%	2.8%

Initial exchange rate	19.949	18.845	19.683
Closing exchange rate	20.584	19.949	18.845
Appreciation/(devaluation)	(3.2)%	(5.9)%	4.3%

Change in monetary position:

Assuming an exchange rate variance of 10% at December 31, 2021, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$50.5
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(61.7)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$7.5
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(9.1)

The net monetary position is net of those assets and liabilities that are sol or peso denominated as of December 31, 2021.

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

Cash Flow Hedges of Natural Gas

The Company’s objective in using natural gas derivatives is to protect the stability of natural gas costs and manage exposure to natural gas price increases. To protect natural gas costs from estimated price increases in the coming winter season, in the third quarter of 2021, the Company acquired two derivative instruments that began in November 2021 and end in March 2022.

Derivative instruments balances as of December 31, 2021, are as follows:

	Call	Financial Swap
Derivatives designated as hedging instruments under ASC 815	Option	Cash Settlement
Commodity contracts	Natural gas	Natural gas
Gas volume (MMBTUs)	5,285,000	5,285,000
Fixed price ($)	0.55	3.75
Total option premium (millions of $)	1.7	N/A
Estimated fair value of assets (liabilities) as of December 31, 2021 (millions of $)	(0.9)	0.1
(Favorable) unfavorable effect of derivative instruments on the consolidated Statement of Earnings (millions of $)	1.2	(3.0)
(Favorable) unfavorable effect in OCI - net of deferred income taxes (millions of $)	(0.6)	(*)

(*)   Less than $0.1 million.

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

As of December 31, 2020 and December 31, 2019, the Company did not hold any derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, changes in stockholders´ equity, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2022 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Ore stockpiles on Leach Pads – Refer to Note 4 to the financial statements

Critical Audit Matter Description

The Company has Ore stockpiles on leach pads of $1,357.3 million as of December 31, 2021 ($259.7 million presented as current and $1,097.6 million presented as non-current assets), related to the capitalization of costs attributable to leachable material.

The Company used the recoverable copper content grade, the solubility index and the recovery rate when determining the capitalization of costs related to leachable material. The leachable material inventory determined could be misstated if the monthly average recoverable copper content grade, the solubility index and the recovery rate used by the Company does not correspond to the actual results obtained from the laboratories.

We identified the copper content grade, the solubility index and the recovery rate as a critical audit matter because of the significant judgments made by management to support its assertion that these capitalized costs are probable of recovery. Addressing this matter required a high degree of auditor judgment in evaluating whether the audit evidence obtained supports management’s assertion that these costs are probable of future recovery.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s assertions that extraction and movement of material costs are capitalized in the appropriate amounts included the following, among others:

●	We tested the effectiveness of controls over management’s review of the copper content grade, the solubility index and the recovery rate used to determine the monthly average rate to be used in the calculation, which included an evaluation of the competence, objectivity and authority of the personnel involved and management’s experts in the determination of the copper content grade, the solubility index and the recovery rate; the identification of costs to be capitalized as part of the leaching process; and reconciliations of mineral received for the leaching process.
●	We tested the effectiveness of general IT controls for the relevant systems identified that process information that are considered significant inputs in the calculation of the Company’s estimate.
●	We developed an independent expectation of the amounts of leachable material that should have been capitalized and amortized and compared it to the recorded balances.
●	We independently recalculated the monthly average copper content grade and the monthly average solubility index to obtain the reasonability of the inputs used in the estimate.
●	We involved technical specialists to evaluate the methodology used by the Company to determine the recoverability of copper from the leach pads and challenge, from a technical perspective, if the balance as of December 31, 2021 represents copper that will be recovered as estimated by the Company. Such involvement also consisted in site visits to the main mining operations where ore stockpiles on leach pads existed.

Estimate of Tia Maria Project Impairment Indicators (Property and mine development, net) – Refer to Notes 5 and 13 to the financial statements

Critical Audit Matter Description

The Tia Maria mining project in Peru has already received the construction license approval from the Peruvian Mining Council on October 30, 2019. The Company's commitment is to begin the development of the project within the framework of a favorable social atmosphere, working with the local population. This project budget is approximately $1.4 billion and has an investment as of December 31, 2021 of approximately $310.2 million that includes investment in property, plant and equipment of $192.2 million and $118.0 million representing intangible assets primarily composed of engineering studies and the Environmental Impact Study (EIS). The Company evaluates long-term assets for impairment when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. The Company’s evaluations are based on business plans that are prepared using a time horizon that is reflective of their expectations of metal prices, costs and other economic variables over its business cycle, and social and political environment.

We considered that the engineering studies and the EIS and other permits and studies composing the intangible assets balance could be impaired if the business plans of the Company changes due to external factors occur once the construction begins.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to identification of events or changes in circumstances that may indicate the carrying amount of the intangibles related to the Tia Maria Project may not be recoverable included the following, among others:

●	We tested the effectiveness of controls over management’s identification of possible circumstances that may indicate that the carrying amounts are no longer recoverable.
●	We obtained supporting documentation to ensure that the main inputs used in the business model were reasonable.
●	We read publicly available information regarding projections of copper prices.
●	We made inquiries to management regarding events or circumstances related to external factors that can affect the project.
●	We searched the internet and other relevant medias for news that can impact the project.
●	We obtained supporting documentation to test the stress testing performed by management over the business model, considering changes in the main variables impacting the model such as copper price and cost changes (increases/decreases), among others and appropriate evidence to conclude that no impairment indicators existed as of December 31, 2021.

Galaz, Yamazaki, Ruiz Urquiza, S.C.

Member of Deloitte Touche Tohmatsu Limited

/s/ DANIEL TOLEDO ANTONIO
C.P.C. Daniel Toledo Antonio
Mexico City, Mexico
March 7, 2022
We have served as the Company’s auditor since 2009

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, (in millions, except for per share amounts)	2021	2020	2019

Net sales (including sales to related parties, see note 18)	$10,934.1	$7,984.9	$7,285.6
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	3,894.4	3,929.8	3,606.4
Selling, general and administrative	125.2	126.2	131.8
Depreciation, amortization and depletion	806.0	775.6	764.4
Exploration	43.4	32.6	30.0
Total operating costs and expenses	4,869.0	4,864.2	4,532.6

Operating income	6,065.1	3,120.7	2,753.0

Interest expense	(387.9)	(393.4)	(372.9)
Capitalized interest	30.8	26.8	32.2
Other income (expense)	(18.4)	(27.5)	(7.0)
Interest income	7.2	19.2	21.2
Income before income taxes	5,696.8	2,745.8	2,426.5
Income taxes (including royalty taxes, see Note 7)	2,425.5	1,237.9	966.3
Deferred income taxes	(126.3)	(63.5)	(21.0)
Net income before equity earnings of affiliate	3,397.6	1,571.4	1,481.2
Equity earnings of affiliate, net of income tax	13.6	6.4	10.7
Net income	3,411.2	1,577.8	1,491.9
Less: Net income attributable to the non-controlling interest	14.1	7.4	6.1
Net income attributable to SCC	$3,397.1	$1,570.4	$1,485.8

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$4.39	$2.03	$1.92

Weighted average shares outstanding-basic and diluted	773.1	773.1	773.1

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2021	2020	2019

	(in millions)
COMPREHENSIVE INCOME:
Net income and comprehensive income	$3,411.2	$1,577.8	$1,491.9
Other comprehensive income (loss) net of tax:
—Decrease (increase) in pension and other post-retirement benefits (net of income tax of $1.2, $(1.9) and $3.7, respectively)	(1.7)	1.7	(7.7)
—Derivative instruments classified as cash flow hedge:
- Unrealized gain (loss) of the period (net of income tax of $0.3 million in 2021)	0.6	—	—
Total other comprehensive income (loss)	(1.1)	1.7	(7.7)
Total comprehensive income	3,410.1	1,579.5	1,484.2
Comprehensive income attributable to the non-controlling interest	14.1	7.4	6.1
Comprehensive income attributable to SCC	$3,396.0	$1,572.1	$1,478.1

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$3,002.0	$2,183.6
Short-term investments	486.9	410.8
Accounts receivable trade	1,358.7	1,068.9
Accounts receivable other (including related parties 2021- $49.1 and 2020 - $23.3	87.9	67.7
Inventories	972.9	950.2
Prepaid taxes	197.7	104.8
Other current assets	33.5	29.2
Total current assets	6,139.6	4,815.2

Property and mine development, net	9,464.4	9,458.7
Ore stockpiles on leach pads	1,097.6	1,125.0
Intangible assets, net	138.1	143.0
Right-of-use assets	916.3	979.0
Deferred income tax	316.2	230.0
Equity method investment	115.4	114.3
Other non-current assets	110.0	81.3
Total assets	$18,297.6	$16,946.5

LIABILITIES
Current liabilities:
Current portion of long-term debt	$299.7	$—
Accounts payable (including related parties 2021 - $103.3 and 2020 - $104.3	591.9	594.6
Accrued income taxes	832.6	340.9
Accrued workers’ participation	325.7	247.8
Accrued interest	98.6	98.6
Lease liabilities current	73.9	70.6
Other accrued liabilities	27.6	32.3
Total current liabilities	2,250.0	1,384.8

Long-term debt, net of current portion	6,247.9	6,544.2
Lease liabilities	842.4	908.4
Deferred income taxes	118.3	159.4
Non-current taxes payable	—	—
Other liabilities and reserves	68.3	128.7
Asset retirement obligation	562.9	545.0
Total non-current liabilities	7,839.8	8,285.7

Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY (NOTE 14)
Common stock par value $0.01; shares authorized, 2021 and 2020–2,000; shares issued, 2021 and 2020–884.6	8.8	8.8
Additional paid-in capital	3,454.1	3,441.5
Retained earnings	7,769.7	6,846.4
Accumulated other comprehensive income	(9.4)	(8.4)
Treasury stock, at cost, common shares	(3,074.0)	(3,063.5)
Total Southern Copper Corporation stockholders’ equity	8,149.2	7,224.8
Non-controlling interest	58.6	51.2
Total equity	8,207.8	7,276.0
Total liabilities and equity	$18,297.6	$16,946.5

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2021	2020	2019
		(in millions)
OPERATING ACTIVITIES
Net income	$3,411.2	$1,577.8	$1,491.9
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	806.0	775.6	764.4
Equity earnings of affiliate, net of dividends received	(1.1)	(10.4)	(6.3)
(Gain) Loss on foreign currency transaction effect	(25.8)	0.9	17.9
Benefit for deferred income taxes	(126.3)	(63.5)	(21.0)
Other, net	37.7	19.5	12.0
Change in operating assets and liabilities:
Increase in accounts receivable	(289.8)	(236.0)	(10.5)
Decrease (increase) in inventories	4.7	223.6	(88.7)
Increase (decrease) in accounts payable and accrued liabilities	558.2	313.8	(184.9)
(Increase) decrease in other operating assets and liabilities	(82.4)	182.3	(62.9)
Net cash provided by operating activities	4,292.4	2,783.6	1,911.9
INVESTING ACTIVITIES
Capital expenditures	(892.3)	(592.2)	(707.5)
Purchase of short-term investments	(1,653.1)	(450.3)	(284.4)
Proceeds on sale of short-term investment	1,577.0	120.2	417.5
Other, net	(4.5)	6.5	0.4
Net cash used in investing activities	(972.9)	(915.8)	(574.0)
FINANCING ACTIVITIES
Repayments of debt	—	(400.0)	—
Proceeds from issuance of debt	—	—	987.3
Capitalization of debt issuance cost	—	—	(9.8)
Cash dividends paid to common stockholders	(2,473.8)	(1,159.6)	(1,236.9)
SCC shareholder derivative lawsuit — received from AMC	—	—	36.5
SCC shareholder derivative lawsuit — dividend paid	—	—	(36.5)
Distributions to non-controlling interest	(6.7)	(4.1)	(3.2)
Other, net	0.3	0.4	0.4
Net cash used in financing activities	(2,480.2)	(1,563.3)	(262.2)
Effect of exchange rate changes on cash and cash equivalents	(20.9)	(46.0)	4.8
Increase (decrease) in cash and cash equivalents	818.4	258.5	1,080.5
Cash and cash equivalents, at beginning of year	2,183.6	1,925.1	844.6
Cash and cash equivalents, at end of year	$3,002.0	$2,183.6	$1,925.1

	2021	2020	2019

	(in millions)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$380.2	$383.5	$356.7
Income taxes	$1,947.1	$1,037.1	$1,138.7
Workers’ participation	$258.4	$153.9	$224.5
Supplemental schedule of non-cash operating, investing and financing activities:
Decrease (increase) in pension and other post-retirement benefits	$(1.7)	$1.7	$(7.7)
Capital expenditures incurred but not yet paid	$24.6	$32.2	$2.1

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions)	2021	2020	2019

TOTAL EQUITY, beginning of year	$7,276.0	$6,858.2	$6,612.8
STOCKHOLDERS’ EQUITY, beginning of year	7,224.8	6,810.3	6,567.4
CAPITAL STOCK:
Balance at beginning and end of year:	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	3,441.5	3,424.9	3,393.7
Other activity of the period	12.6	16.6	31.2
Balance at end of year	3,454.1	3,441.5	3,424.9
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the year	(2,767.5)	(2,767.9)	(2,768.3)
Used for corporate purposes	0.3	0.4	0.4
Balance at end of year	(2,767.2)	(2,767.5)	(2,767.9)
Parent Company common shares
Balance at beginning of year	(296.0)	(281.0)	(251.3)
Other activity, including dividend, interest and foreign currency transaction effect	(10.8)	(15.0)	(29.7)
Balance at end of year	(306.8)	(296.0)	(281.0)
Treasury stock balance at end of year	(3,074.0)	(3,063.5)	(3,048.9)
RETAINED EARNINGS:
Balance at beginning of year	6,846.4	6,435.6	6,186.9
Net earnings	3,397.1	1,570.4	1,485.8
Dividends declared and paid, common stock, per share, 2021- $3.20, 2020– $1.50, 2019 - $1.60	(2,473.8)	(1,159.6)	(1,236.9)
SCC shareholder derivative lawsuit — received from AMC	—	—	36.5
SCC shareholder derivative lawsuit — dividend paid	—	—	(36.5)
Other activity of the period	—	—	(0.2)
Balance at end of year	7,769.7	6,846.4	6,435.6
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of year	(8.4)	(10.1)	(2.4)
Other comprehensive income (loss)	(1.0)	1.7	(7.7)
Balance at end of year	(9.4)	(8.4)	(10.1)
STOCKHOLDERS’ EQUITY, end of year	8,149.2	7,224.8	6,810.3
NON-CONTROLLING INTEREST, beginning of year	51.2	47.9	45.4
Net earnings	14.1	7.4	6.1
Distributions paid	(6.7)	(4.1)	(3.6)
NON-CONTROLLING INTEREST, end of year	58.6	51.2	47.9
TOTAL EQUITY, end of year	$8,207.8	$7,276.0	$6,858.2

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At December 31, 2021, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation ("SCC", "Southern Copper" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

COVID – 19 PANDEMIC

Since the World Health Organization (“WHO”) declared the COVID-19 virus outbreak as a global pandemic, all the countries where the Company operates and conducts exploration activities, as well as the countries where its main customers and suppliers are located, have published health and safety rules and restrictions on individuals and business activities.

For the full year 2021, the Company‘s production facilities in Mexico and Peru were working at approximately 95% of their production capacity. The Company has developed a rigorous COVID-19 emergency protocol.

The Company has also fully restored exploration activities at all of its locations.

The financial reporting process and the information required to prepare the Company’s financial statements suffered no interruption and the financial statements were prepared without restrictions or difficulties.

SCC´s Senior Management continues to closely monitor the impact of the pandemic and to analyze and quickly resolve any issues that may arise. As of December 31, 2021, the strong global economic recovery has generated significant challenges for the global shipping industry, which have led to congestion at ports, shortage of containers and a lack of space on ships. This situation has caused the Company to experience some delays in the reception of imported materials as well as in the shipment of its products and receivable collections. This, however, has had no material impact on the financial position of the Company.

After completing the first stage of its capital programs at Buenavista in Mexico and Toquepala in Peru, the Company currently does not have major capital expenditures commitments (see Note 13 - Commitments and Contingencies). The Company has no major debt maturity until November 2022.

The Company performed a qualitative analysis and as of December 31, 2021 identified no indicators of impairment. In addition, the results of its impairment sensitivity analysis showed projected discounted cash flows in excess of the carrying amounts of long-lived assets by margins ranging from 1.8 to 5.7 times such carrying amount. This analysis included a stress test using a copper price assumption of $2.00 per pound and a molybdenum price assumption of $4.00 per pound.

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

Use of estimates—

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying value of mineral reserves that are the basis for future cash flow estimates and amortization calculations; environmental reclamation, closure and retirement obligations; estimates of recoverable copper in mill and leach stockpiles; asset impairments (including estimates of future cash flows); unrecognized tax benefits; valuation allowances for deferred tax assets; and fair value of financial instruments. Management bases its estimates on the Company's historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Revenue recognition—

The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. The Company's revenues are measured based on consideration specified in the contract with each customer. Disclosures regarding disaggregation of revenues and contract balances are disclosed within Note 19 "Segment and related information".

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

For contracts with a term greater than one year, the Company is unable to disclose an allocation of the transaction price to the remaining unsatisfied performance obligation, given that unit prices of mineral sold are determined by published commodity prices at specified dates within the contract. The volume of mineral to be delivered after the first year of the contract is subject to annual volume negotiations in accordance with the terms of the contract. As of December 31, 2021, the Company has long-term contracts with promises to deliver in 2022 for a total of 118,000 metric tonnes of copper concentrate, 48,000 metric tonnes of copper cathodes, 37,594 tonnes of molybdenum concentrate and 367,720 tonnes of sulfuric acid. This is an estimate that will vary in 2023 and 2024 based on the negotiations with the customers as mentioned above.

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

These provisional pricing arrangements are accounted for separately from the contract as an embedded derivative instrument under ASC 815-30 “Derivatives and Hedging—Cash Flow Hedges.” The Company sells copper in concentrate, anode, blister and refined form at industry standard commercial terms. Net sales include the invoiced value of copper, zinc, silver, molybdenum, sulfuric acid and other metals and the corresponding fair value adjustment of the related forward contract of copper and molybdenum. Disclosure regarding adjustments to sales for provisionally priced contracts is disclosed within Note 19 “Segment and related information”.

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

Diverse practices exist in the mining industry relative to the treatment of drilling and other related costs to delineate new mineral reserves. The Company follows the practices outlined in the next two paragraphs in its treatment of drilling and related costs.

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

For the years ended December 31, 2021, 2020 and 2019, the Company did not capitalize any drilling and related costs.

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

Mineral reserves—

The Company periodically reevaluates estimates of its mineral reserves, which represent the Company’s estimate as to the amount of unmined copper remaining in its existing mine locations that can be produced and sold at a profit. Such estimates are based on engineering evaluations derived from samples of drill holes and other openings, combined with assumptions about copper market prices and production costs at each of the respective mines.

The Company updates its estimate of mineral reserves at the beginning of each year. In 2021, the Company adopted SEC’s mining property disclosure requirements (Regulation S-K, Subpart 1300). Consequently, as of December 31, 2021, the Company based its mineral reserve estimates on a long-term price assumption of $3.30 per pound of copper. Mineral reserves at the end of 2020 and 2019 were estimated under previous standards at current prices per pound of copper of $2.816 and $2.818, respectively. The ore reserve estimates are used to determine the amortization of mine development and intangible assets.

Once the Company determines through feasibility studies that proven and probable reserves exist and that drilling and other associated costs embody a probable future benefit that involves a capacity, singly or in combination with other assets, to contribute directly or indirectly to future net cash inflow, then the costs are classified as mine development costs and the Company discloses the related mineral reserves.

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

Other comprehensive income—

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the fiscal years ended December 31, 2021, 2020 and 2019, the components of "other comprehensive income (loss)" were, the unrecognized gain (loss) on employee benefit obligations and unrealized gain (loss) on derivative instruments classified as cash flow hedge.

Business segments-

Company management views Southern Copper as having three reportable segments and manages it on the basis of these segments. The segments identified by the Company are: 1) the Peruvian operations, which include the two open-pit copper mines in Peru and the plants and services supporting such mines, 2) the Mexican open-pit copper mines, which include La Caridad and Buenavista mine complexes and their supporting facilities and 3) the Mexican underground mining operations, which include five underground mines that produce zinc, lead, copper, silver and gold, a coal mine and a zinc refinery. Please see Note 19 “Segments and Related Information.”

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

NOTE 3—SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At December 31,
	2021	2020
Trading securities	$486.5	$410.2
Weighted average interest rate	0.3%	0.4%

Available-for-sale	$0.4	$0.6
Weighted average interest rate	0.7%	0.7%
Total	$486.9	$410.8

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and, as of December 31, 2021 and 2020, included corporate bonds and asset and mortgage backed obligations. As of December 31, 2021 and 2020, gross unrealized gains and losses on available-for-sale securities were not material.

Related to these investments the Company earned interest, which was recorded as interest income in the consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Years ended
	December 31,
	2021		2020
Trading:
Interest earned		$1.4		$0.7
Unrealized gain (loss) at the end of the period		$0.1	$	(*)

Available-for-sale:
Interest earned	$	(*)	$	(*)
Investment redeemed		$0.2		$0.1

(*)   Less than $0.1 million

At December 31, 2021 and 2020, contractual maturities of the available-for-sale debt securities are as follows (in millions):

	2021	2020
One year or less	$—	$—
Maturing after one year through five years	—	—
Maturing after five years through ten years	—	—
Due after 10 years	0.4	0.6
Total debt securities	$0.4	$0.6

NOTE 4—INVENTORIES:

	At December 31,
(in millions)	2021	2020
Inventory, current:
Metals at average cost:
Finished goods	$58.6	$50.8
Work-in-process	340.7	248.9
Ore stockpiles on leach pads	259.7	298.5
Supplies at average cost	313.9	352.0
Total current inventory	$972.9	$950.2
Inventory, long-term:
Ore stockpiles on leach pads	$1,097.6	$1,125.0

Total leaching costs added as long-term inventory of ore stockpiles in leach pads amounted to $247.4 million, $194.0 million and $469.0 million in 2021, 2020 and 2019, respectively. Long-term leaching inventories recognized as cost of sales amounted to $313.7 million, $359.1 million and $385.8 million in 2021, 2020 and 2019, respectively.

NOTE 5—PROPERTY:

	At December 31,
(in millions)	2021	2020
Buildings and equipment	$15,993.8	$15,561.9
Construction in progress	1,668.0	1,481.6
Mine development	273.2	272.8
Mineral assets	83.2	83.2
Land, other than mineral	258.6	235.8
Total property	18,276.8	17,635.3
Accumulated depreciation, amortization and depletion	(8,812.4)	(8,176.6)
Total property and mine development, net	$9,464.4	$9,458.7

Depreciation and depletion expense for the years ended December 31, 2021, 2020 and 2019, amounted to $797.3 million, $766.4 million and $759.9 million, respectively.

NOTE 6—INTANGIBLE ASSETS:

	At December 31,
(in millions)	2021	2020
Mining concessions	$121.2	$121.2
Mine engineering and development studies	19.8	19.8
Software	65.4	60.6
	206.4	201.6
Accumulated amortization:
Mining concessions	(40.4)	(38.6)
Mine engineering and development studies	(18.2)	(17.2)
Software	(51.6)	(44.7)
	(110.2)	(100.5)
Goodwill	41.9	41.9
Intangible assets, net	$138.1	$143.0

Amortization of intangibles for the years ended December 31, 2021, 2020 and 2019, amounted to $8.7 million, $9.2 million and $4.5 million, respectively. Estimated amortization is as follows:

Estimated amortization expense (in millions):
2022	$6.4
2023	5.4
2024	4.3
2025	3.2
2026	1.7
Total 2022 - 2026	$21.0
Average annual	$4.2

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

NOTE 7—INCOME TAXES:

Since March 2009, Grupo Mexico, through its wholly-owned subsidiary AMC, owns an interest in excess of 80% of SCC. Accordingly, SCC’s results are included in the consolidated tax return for AMC for U.S. federal income tax reporting.

In accordance with its policy regarding use of estimates, the Company estimates income taxes currently payable or receivable as well as deferred income tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company provides current and deferred income taxes, as if it were filing a separate U.S. federal income tax return.

The components of the provision for income taxes for the three years ended December 31, 2021, are as follows:

(in millions)	2021	2020	2019
U.S. federal and state:
Current	$—	$—	$—
Deferred	—	—	—
Uncertain tax positions	—	—	(1.3)
	—	—	(1.3)
Foreign (Peru and Mexico):
Current	2,425.5	1,237.9	966.3
Deferred	(126.3)	(63.5)	(30.1)
Uncertain tax positions	—	—	10.4
	2,299.2	1,174.4	946.6
Total provision for income taxes	$2,299.2	$1,174.4	$945.3

The source of income is as follows:

(in millions)	2021	2020	2019
Earnings by location:
U.S.	$(32.4)	$(15.3)	$(1.9)
Foreign
Peru	1,962.8	723.9	513.0
Mexico	3,766.4	2,037.2	1,915.4
	5,729.2	2,761.1	2,428.4
Earnings before taxes on income	$5,696.8	$2,745.8	$2,426.5

The reconciliation of the statutory income tax rate to the effective tax rate for the three years ended December 31, 2021, is as follows (in percentage points):

	2021	2020	2019
Expected tax at U.S. statutory rate	21.0%	21.0%	21.0%
Foreign tax at other than statutory rate, net of foreign tax credit benefit (1)	13.8	13.7	14.0
Percentage depletion	(1.8)	(2.2)	(2.7)
Other permanent differences	(0.3)	0.1	0.1
Additional valuation allowance on U.S. deferred tax assets, foreign tax credits and U.S. tax effect on Peruvian deferred taxes	8.4	8.9	10.1
Increase (decrease) in unrecognized tax benefits for uncertain tax positions	(0.5)	(0.1)	(2.1)
Amounts (over) / under provided in prior years	—	(0.1)	(1.1)
Other	(0.2)	1.5	(0.3)
Effective income tax rate	40.4%	42.8%	39.0%
(1)	Foreign tax at other than statutory rates, net of foreign tax credit benefit, also includes the effects of permanent differences in Peru and Mexico, that are determined at the local statutory rate.

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

Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards:

	At December 31,
(in millions)	2021	2020
Assets:
Inventories	$78.0	$62.4
Capitalized exploration expenses	12.5	13.0
U.S. foreign tax credit carryforward, net of FIN 48 liability	1,479.2	974.1
U.S. tax effect of Peruvian deferred tax liability	75.0	111.2
Provisions	284.5	169.5
Property, plant and equipment	9.5	—
Deferred workers participation	11.1	37.8
Accrued salaries, wages and vacations	8.2	8.5
Sales price adjustment (PUI)	2.6	(5.8)
Social responsibility expenses	5.1	4.3
Deferred charges	31.6	41.8
Valuation allowance on U.S. deferred tax assets, foreign tax credits and U.S. tax effect on Peruvian deferred	(1,820.0)	(1,343.2)
Accrued royalty and special mining tax	23.3	18.3
Other	5.5	1.2
Total deferred tax assets	206.1	93.1

	At December 31,
(in millions)	2021	2020
Liabilities:
Property, plant and equipment	—	(17.2)
Other	(8.2)	(5.3)
Total deferred tax liabilities	(8.2)	(22.5)
Total net deferred tax (liabilities) / assets	$197.9	$70.6

The valuation allowance increased by $476.8 million over 2020’s level, which was primarily due to the valuation of unutilized Foreign Tax Credits generated in 2021. The Peru branch operations are taxed in the U.S. as a flow through entity to SCC. Since the Peruvian tax rate of 29.5% now exceeds the U.S. tax rate of 21% it is the opinion of management that it is more likely than not that the benefit of excess credits generated in the current year will not be realizable.

U.S. Tax Matters—

As of December 31, 2021, the Company considers its ownership of the stock of Minera Mexico to be essentially permanent in duration. Income from subsidiaries, such as Minera Mexico, is included in the Global Intangible Low Tax Income or GILTI.

GILTI imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has not had U.S. tax liability from the GILTI inclusion since introduction of this tax in 2018 and does not anticipate a tax in the future because of increased fixed asset amounts and the Mexican tax rate of 30%. No U.S. deferred taxes have been recorded as the Company has elected that if GILTI were to apply in the future, a current period expense would be recorded when incurred.

The Base Erosion Anti-Abuse Tax (BEAT) is a 10% minimum tax for the years 2019 through 2025 and 12.5% in years thereafter. It is calculated on a base equal to the Company’s income determined without the tax benefit arising from base erosion payments. Since this tax was imposed in 2018 the Company has had no U.S. tax liability for BEAT since it has met the safe harbor rule that provides a Company not to be subject to the BEAT if related party payments from the U.S. to foreign entities does not exceed 3% of expenses excluding cost of goods sold. The Company must continue to analyze applicability of the BEAT provisions on a yearly basis.

As of December 31, 2021, $1,054.8 million of the Company´s total cash, cash equivalents and short-term investments of $3,488.9 million were held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. The Company has determined that as of December 31, 2021, a deferred tax asset of $0.2 billion exists with respect to its investment in foreign subsidiaries. Tax accounting guidance provided in ASC 740 requires this asset to be recognized only if the basis difference will reverse in the foreseeable future. Management has no plans that would result in the reversal of this temporary difference and consequently no deferred tax asset has been recorded. Future dividends from these subsidiaries may not be subject to federal income tax in the U.S., and the Company incurs no state income tax liability. Additionally, there are no withholding taxes due to the tax treaty between the United States and Mexico. Distributions of earnings from the Company's Peruvian branch to the United States are not subject to U.S. taxes on repatriation. The Company's branch operations are not foreign corporations. They are rather mainly comprised of operations that are branches of the Company's U.S. operations and taxed on a current basis.

At December 31, 2021, there were $1,465.0 million of foreign tax credits available for carryback or carryforward. These credits have a one-year carryback and a ten-year carryforward period and can only be used to reduce U.S. income tax on foreign earnings. There were no other unused U.S. tax credits at December 31, 2021. These credits will expire if not utilized by the end of the years listed below:

Year	Amount
2024	73.1
2025	174.0
2026	96.2
2027	—
2028	175.0
2029	219.9
2030	247.6
2031	479.2
Total	$1,465.0

These foreign tax credits are presented above on a gross basis and have not been adjusted for any unrecognized tax benefits. In accordance with ASC 740 the Company has recorded a $14.2 million adjustment to its foreign tax credits for unrecognized tax benefits. However, there is no impact to tax expense since the credits were fully valued. The foreign tax credits of $1,479.2 million have a full valuation allowance against them at December 31, 2021. It is the opinion of management that with the reduction in the U.S. corporate tax rate to 21% and considering the corporate tax rates in Mexico of 30% and in Peru at 29.5%, it is unlikely the excess foreign tax credits can be utilized. Additionally, foreign dividends may no longer be taxed in the U.S. due to the GILTI rules and thereby reducing the U.S. tax on the foreign source income and limiting the ability to utilize foreign tax credits generated before the 2017 Tax Cuts and Jobs Act.

Peruvian Tax Matters—

Royalty mining charge: The royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. The minimum royalty charge is recorded as cost of sales and those amounts assessed at higher rates are included in the income tax provision. The Company has accrued $140.8 million, $60.6 million and $42.3 million of royalty charges in 2021, 2020 and 2019, respectively, of which $97.8 million, $31.4 million and $14.2 million were included in income taxes in 2021, 2020 and 2019, respectively.

Peruvian special mining tax: This tax is based on operating income with graduated rates increasing from 2% to 8.4%. The Company recognized $114.0 million, $50.0 million and $38.1 million in 2021, 2020 and 2019, respectively, with respect to this tax. These amounts are included as “income taxes” in the consolidated statement of earnings.

Mexican Tax Matters—

In 2013, the Mexican Congress enacted tax law changes that became effective on January 1, 2014. Among other effects, the amounts that Minera Mexico recorded during 2020 and paid in 2021 were:

●	Mining royalty at the rate of 7.5% on taxable earnings before taxes: $75.3 million.
●	Additional royalty of 0.5% over gross income from sales of gold, silver and platinum: $1.5 million.

On September 8, 2020, the Federal Executive submitted the 2021 Economic Package. The Federal Revenue Law for fiscal year 2021, was published in the Federal Official Gazette in December 8, 2020, effective as of January 1, 2021. Compared to the 2020 economic package, the aforementioned proposal does not include any major changes and mostly addresses administrative and enforcement types of tax issues with few cross-border tax implications and does not include tax increases or new taxes.

Accounting for Uncertainty in Income Taxes—

The total amount of unrecognized tax benefits in 2021, 2020 and 2019, was as follows (in millions):

	2021	2020	2019
Unrecognized tax benefits, opening balance	$66.1	$58.4	$214.5
Gross decreases—tax positions in prior period	(10.9)	—	(7.5)
Gross increases—current-period tax positions	—	7.7	—
Gross decreases—current-period tax positions	(1.1)	—	(4.2)
Decreases related to settlements with taxing authorities	(54.1)	—	(144.4)
	(66.1)	7.7	(156.1)
Unrecognized tax benefits, ending balance	$—	$66.1	$58.4

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was zero at December 31, 2021. Any recognition of unrecognized tax benefits within the U.S. jurisdiction would not affect the effective tax rate as long as the Company continues to value U.S. deferred tax assets including foreign tax credits. The Company has no unrecognized Mexican or Peruvian tax benefits as of December 31, 2021.

The Company closed the 2014 through 2016 IRS audit on April 14, 2021. The decrease in unrecognized tax benefits from the audit settlement had no material effect on the Company’s financial statements.

As of December 31, 2021 and December 31, 2020, the Company’s liability for uncertain tax positions did not include accrued interest and penalties in the U.S. jurisdiction. As of December 31, 2019 the Company’s liability for uncertain tax positions included Peruvian accrued interest and penalties of $10.5 million.

The following tax years remain open to examination and adjustment in the Company’s three major tax jurisdictions:

Peru:	2016 and all subsequent years
U.S.:	2017 and all subsequent years
Mexico:	2016 and all subsequent years

Management does not expect that any of the open years will result in a cash payment within the U.S. jurisdiction in the upcoming twelve months ending December 31, 2022.

NOTE 8—WORKERS’ PARTICIPATION:

The Company's operations in Peru and Mexico are subject to statutory workers' participation.

In Peru, the provision for workers' participation is calculated at 8% of pre-tax earnings. The current portion of this participation, which is accrued during the year, is based on the Peruvian Branch's taxable income and is distributed to workers following determination of final results for the year. The annual amount payable to an individual worker is capped at the worker’s salary for an 18 month period. Amounts determined in excess of the 18 months of worker’s salary is no longer made as a payment to the worker and is levied first for the benefit of the “Fondo Nacional de Capacitacion Laboral y de Promocion del Empleo” (National Workers’ Training and Employment Promotion Fund) until this entity receives from all employers in its region an amount equivalent to 2,200 Peruvian taxable units (approximately $2.4 million in 2021). Any remaining excess is levied as payment for the benefit of the regional governments. These levies fund worker training, employment promotion, entrepreneurship and various other programs.

In Mexico, workers' participation is determined using the guidelines established in the Mexican income tax law at a rate of 10% of pre-tax earnings as adjusted by the tax law.

The provision for workers’ participation is allocated to “Cost of sales (exclusive of depreciation, amortization and depletion)”. Workers’ participation expense for the three years ended December 31, 2021 was as follows (in millions):

	2021	2020	2019
Current	$344.5	$248.5	$188.8
Deferred	(72.8)	19.8	29.8
	$271.7	$268.3	$218.6

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

The weighted average remaining lease term for the Company’s leases is 9 years, and the weighted average discount rate for these leases is 3.78%.

The operating lease expense recognized in the years ended December 31, 2021, 2020 and 2019 was classified as follows (in millions):

Classification	2021	2020	2019
Cost of sales (exclusive of depreciation, amortization and depletion)	$108.1	$114.4	$114.4
Selling, general and administrative	0.1	0.2	0.2
Exploration	0.2	0.2	0.2
Total lease expense	$108.4	$114.8	$114.8

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2022	$114.9
2023	113.3
2024	105.8
2025	104.7
2026	104.6
After 2026	623.3
Total lease payments	$1,166.6
Less: interest on lease liabilities	(250.3)
Present value of lease payments	$916.3

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

On June 24, 2019, MINEM approved a change to the guarantees required for the mining closure plans. The new regulation specifies that the annual guarantees can be secured with real estate up to a maximum of 50% and the remaining amount with credit instruments. Currently, the Company has pledged the value of its Lima office complex for the 50% of the guarantee and with a stand-by letter of credit for the other 50% as security for this obligation. Through January 2022, the Company provided total guarantees of $66.3 million.

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

The following table summarizes the asset retirement obligation activity for the years ended December 31, 2021 and 2020 (in millions):

	2021	2020
Balance as of January 1	$545.0	$262.3
Changes in estimates	—	269.3
Closure payments	(5.6)	(1.2)
Accretion expense	23.5	14.6
Balance as of December 31,	$562.9	$545.0

NOTE 11—FINANCING:

Long-term debt (in millions):

				Carrying
				value as of
	Face	Issuance	Issuance	December 31,
	amount	discount	costs	2021
3.500% Senior unsecured notes due 2022	$300	(0.1)	$(0.2)	$299.7
3.875% Senior unsecured notes due 2025	500	(1.0)	(1.0)	498.0
9.250% Yankee bonds due 2028	51.2	—	—	51.2
7.500% Senior unsecured notes due 2035	1,000	(11.6)	(7.6)	980.8
6.750% Senior unsecured notes due 2040	1,100	(6.7)	(5.4)	1,087.9
5.250% Senior unsecured notes due 2042	1,200	(18.1)	(6.0)	1,175.9
5.875% Senior unsecured notes due 2045	1,500	(15.8)	(8.3)	1,475.9
4.500% Minera Mexico Senior unsecured notes due 2050	1,000	(12.3)	(9.5)	978.2
Total	$6,651.2	$(65.6)	$(38.0)	6,547.6
Less, current portion				(299.7)
Total long-term debt				$6,247.9

				Carrying
				value as of
	Face	Issuance	Issuance	December 31,
	amount	discount	costs	2020
3.500% Senior unsecured notes due 2022	$300	(0.2)	$(0.3)	$299.5
3.875% Senior unsecured notes due 2025	500	(1.3)	(1.2)	497.5
9.250% Yankee bonds due 2028	51.2	—	—	51.2
7.500% Senior unsecured notes due 2035	1,000	(12.0)	(8.0)	980.0
6.750% Senior unsecured notes due 2040	1,100	(6.9)	(5.6)	1,087.5
5.250% Senior unsecured notes due 2042	1,200	(18.6)	(6.2)	1,175.2
5.875% Senior unsecured notes due 2045	1,500	(16.1)	(8.5)	1,475.4
4.500% Minera Mexico Senior unsecured notes due 2050	1,000	(12.5)	(9.6)	977.9
Total	$6,651.2	$(67.6)	$(39.4)	6,544.2
Less, current portion				—
Total long-term debt				$6,544.2

The bonds, referred above as “Yankee bonds”, contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined in the debt instrument. At December 31, 2021, Minera Mexico was in compliance with this covenant.

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

At December 31, 2021, the Company was in compliance with the covenants of the notes.

On September 26, 2019, SCC’s subsidiary Minera Mexico S.A. de C.V. issued $1.0 billion of fixed-rate senior notes with a discount of $12.7 million. Additionally, issuance costs of $9.8 million associated with these notes were paid and deferred. The unamortized balance of the discount and the costs are presented net of the carrying value of the debt issued and are amortized as interest expense over the life of the loan. This debt was issued in one tranche, due in 2050 at an annual interest rate of 4.5%. Interest on the notes is paid semi-annually in arrears. The Company intends to use the net proceeds from this offering (i) to finance Minera Mexico expansion program, including the Buenavista Zinc, Pilares and El Pilar projects, (ii) for other capital expenditures and (iii) for general corporate purposes.

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

Aggregate maturities of the outstanding borrowings at December 31, 2021, are as follows:

Principal
Years	Due(*)
(in millions)
2022	$300.0
2023	—
2024	—
2025	500.0
2026	—
Thereafter	5,851.2
Total	$6,651.2

(*)Total debt maturities do not include the debt discount valuation account of $103.6 million.

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

The components of net periodic benefit costs calculated in accordance with ASC 715 “Compensation retirement benefits,” using December 31 as a measurement date, consist of the following:

(in millions)	2021	2020	2019
Service cost	$1.4	$1.4	$1.1
Interest cost	1.5	1.7	1.8
Expected return on plan assets	(3.3)	(2.9)	(3.5)
Amortization of net actuarial loss	(0.1)	0.1	—
Amortization of prior service cost / (credit)	0.2	0.2	0.2
Settlement / Curtailment	—	(0.4)	—
Amortization of net loss/(gain)	0.3	0.2	0.3
Net periodic benefit cost	$—	$0.3	$(0.1)

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2021	2020
Change in benefit obligation:
Projected benefit obligation at beginning of year	$29.9	$33.7
Service cost	1.4	1.4
Interest cost	1.5	1.7
Benefits paid	(2.2)	(1.9)
Actuarial (gain)/loss	6.7	(4.2)
Actuarial gain assumption changes	(0.4)	0.8
Inflation adjustment	(0.6)	(1.6)
Projected benefit obligation at end of year	$36.3	$29.9
Change in plan assets:
Fair value of plan assets at beginning of year	$54.4	$51.6
Actual return on plan assets	4.3	6.5
Employer contributions	(0.6)	(0.6)
Benefits paid	(0.8)	(0.9)
Currency exchange rate adjustment	(1.3)	(2.2)
Fair value of plan assets at end of year	$56.0	$54.4
Funded status at end of year:	$19.7	$24.5
ASC-715 amounts recognized in statement of financial position consists of:
Non-current assets	$19.7	$24.5
Total	$19.7	$24.5
ASC-715 amounts recognized in accumulated other comprehensive income (net of income taxes of $(4.2) million and $(2.3) million in 2021 and 2020, respectively) consists of:
Net loss (gain)	$6.2	$3.0
Prior service cost	1.0	1.2
Total	$7.2	$4.2

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the defined benefit pension plan, net of income tax:

(in millions)	2021	2020
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$4.2	$9.0
Net loss/(gain) amortized during the year	3.3	(4.1)
Net loss/(gain) occurring during the year	(0.2)	(0.3)
Prior service cost (credit)	—	—
Currency exchange rate adjustment	(0.1)	(0.4)
Net adjustment to accumulated other comprehensive income (net of income taxes of $(1.9) million and $3.1 million in 2021 and 2020, respectively)	3.0	(4.8)
Accumulated other comprehensive income at end of plan year	$7.2	$4.2

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2021 and 2020, net of income tax:

(in millions)	2021	2020
Net loss / (gain)	$3.3	$(4.1)
Amortization of net (loss) gain	(0.2)	(0.3)
Amortization of prior services cost (credit)	—	—
Total amortization expenses	$3.1	$(4.4)

The assumptions used to determine the pension obligations are:

Expatriate Plan	2021	2020	2019
Discount rate	2.40%	1.90%	2.85%
Expected long-term rate of return on plan asset	3.00%	3.50%	4.00%
Rate of increase in future compensation level	N/A	N/A	N/A

Mexican Plan(*)	2021	2020	2019
Discount rate	8.02%	7.43%	7.15%
Expected long-term rate of return on plan asset	8.02%	7.43%	7.15%
Rate of increase in future compensation level	4.50%	4.50%	4.50%

(*)These rates are based on Mexican pesos as pension obligations are denominated in this currency.

The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Expected
Years	Benefit Payments
(in millions)
2022	$4.0
2023	2.0
2024	2.3
2025	2.2
2026	2.5
2027 to 2031	17.4
Total	$30.4

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

The expected long-term rate of return on plan assets is reviewed annually, taking into consideration asset allocations, historical returns and the current economic environment. Based on these factors the Company expects its assets will earn an average of 3.00% per annum assuming its long-term mix will be consistent with its current mix.

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

The plan assets are managed by three financial institutions, Scotiabank Inverlat S.A., Banco Santander and GBM Grupo Bursatil Mexicano, S.A. 73% of the funds are invested in Mexican government securities, including treasury certificates and development bonds of the Mexican government. The remaining 27% is invested in common shares of Grupo Mexico. The plan assets are invested without restriction in active markets that are accessible when required and are therefore considered as level 1, in accordance with ASC 820 “Fair Value Measurement.”

These plans accounted for approximately 100% of benefit obligations. The following table represents the asset mix of the investment portfolio as of December 31:

	2021	2020
Asset category:
Treasury bills	73%	78%
Equity securities	27%	22%
	100%	100%

The amount of contributions that the Company expects to pay to the plan during 2022 is $3.2 million.

Post-retirement Health Care Plan:

United States: The Company adopted a post-retirement health care plan for retired salaried employees eligible for Medicare in 1996. The Company manages the plan and is currently providing health benefits to retirees. The plan is accounted for in accordance with ASC 715 “Compensation retirement benefits.” As of December 31, 2021, because there has been a significant reduction in participants and in the amount of liability, the Company considered that this plan was not material enough to run a valuation.

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net period benefit costs for the three years ended December 31, 2021 are as follows:

(in millions)	2021	2020	2019
Interest cost	$1.6	$1.3	$0.9
Amortization of net loss (gain)	0.2	—	—
Amortization of prior service cost/ (credit)	—	—	(0.2)
Net periodic benefit cost	$1.8	$1.3	$0.7

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2021	2020
Change in benefit obligation:
Projected benefit obligation at beginning of year	$23.8	$20.6
Interest cost	1.6	1.3
Benefits paid	(1.4)	(1.5)
Actuarial (gain)/loss	(2.0)	4.5
Inflation adjustment	(0.6)	(1.1)
Projected benefit obligation at end of year	$21.4	$23.8
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	—	0.1
Benefits paid	—	(0.1)
Fair value of plan assets at end of year	$—	$—
Funded status at end of year:	$21.4	$23.8
ASC-715 amounts recognized in statement of financial position consists of:
Current liabilities	$—	$—
Non-current liabilities	(21.4)	(23.8)
Total	$(21.4)	$(23.8)
ASC-715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$3.3	$4.6
Total (net of income taxes of $(1.2) million and $(1.9) million in 2021 and 2020, respectively)	$3.3	$4.6

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the post-retirement health care plan, net of income tax:

	As of December 31,
(in millions)	2021	2020
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$4.6	$1.5
Net loss/(gain) occurring during the year	(1.1)	3.2
Net loss/(gain) amortized during the year	(0.1)	—
Currency exchange rate adjustment	(0.1)	(0.1)
Net adjustment to accumulated other comprehensive income (net of income taxes of $(1.2) million and $(1.2) million in 2021 and 2020, respectively)	(1.3)	3.1
Accumulated other comprehensive income at end of plan year	$3.3	$4.6

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2021 and 2020, net of income tax:

	As of December 31,
(in millions)	2021	2020
Net loss / (gain)	$(1.1)	$3.2
Amortization of net (loss) gain	(0.1)	—
Total amortization expenses	$(1.2)	$3.2

The discount rates used in the calculation of other post-retirement benefits and cost as of December 31 were:

	2021	2020	2019
Expatriate health plan
Discount rate	2.40%	1.90%	2.85%
Mexican health plan
Weighted average discount rate	8.02%	7.43%	7.15%

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Expected
Year	Benefit Payments
(in millions)
2022	$1.4
2023	1.4
2024	1.5
2025	1.5
2026	1.5
2027 to 2031	8.2
Total	$15.5

Mexican Health Plan

For measurement purposes, a 4.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2021 and remains at that level thereafter.

An increase in other benefit cost trend rates have a significant effect on the amount of the reported obligations, as well as component cost of the other benefit plan. One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage
	Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$1.6	$1.6
Effect on the post-retirement benefit obligation	$19.9	$22.1

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

Environmental capital investments in years 2021, 2020 and 2019, were as follows (in millions):

	2021	2020	2019
Peruvian operations (*)	$6.4	$(3.3)	$18.6
Mexican operations	62.3	41.1	64.3
	$68.7	$37.8	$82.9

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defines new AQS for daily sulfur dioxide in the air. As of December 31, 2021, the Company maintains a lower daily average level of µg/m3 of SO2, than those required by the new AQS.

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

Climate change: On April 17, 2018, the Peruvian government enacted Law N. 30754, establishing a Climate Change

Framework. This law establishes that promoting public and private investments in climate change management is of national interest. The law proposes creating an institutional framework to address climate change in Peru, and outlines new measures, particularly with respect to climate change mitigation. It includes, for example, provisions dealing with: increasing carbon capture and use of carbon sinks; afforestation and reforestation practices; land use changes; and sustainable systems of transportation, solid waste management, and energy systems. This is the first Latin American climate change framework law to incorporate obligations from the Paris Agreement. Regulations to this law were enacted by Supreme Decree 013-2019 published on December 31, 2019 and are applicable to all Peruvian institutions and agencies. It is expected that further Peruvian regulations will be applicable to non-governmental entities. Despite this, no carbon pricing mechanism is currently applicable to the Company’s operations in Peru.

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

The Company filed a lawsuit against the closure, which was dismissed by a ruling on August 25, 2021. This ruling has been challenged through a motion to reopen the case, which was submitted on September 28, 2021. On January 4, 2022, the challenge was resolved. The authority imposed two fines and ruled that the temporary closure would remain in place until the environmental impact statement is obtained. The Company intends to appeal this ruling.

The Company is not aware of the reasons or causes for this partial and temporary closure, but will continue working with the environmental authorities to provide certainty that the operation is in strict compliance with environmental regulations. The Company expects the environmental authorities to suspend the partial temporary shutdown, once they resolve their concerns. Currently, the Company does not expect any impact on its operations. As of December 31, 2021, the matter is pending resolution.

Climate change:

Several taxes are applicable to the Company’s mining operations in Mexico, including federal and state fossil fuel taxes, and the requirements associated with Mexico’s emission trading scheme. These taxes range from US$2.5/tCO2 to US$12.5/tCO2, approximately. These refer to regional taxes applicable in the States of Baja California and Zacatecas, as well as a federal tax linked to Mexico’s carbon market system which currently is in its pilot phase. The requirements associated with this scheme are currently applicable only to two business units, the metallurgic and lime plants located in Sonora, which generate annual GHG emissions levels above the threshold of 100,000 tCO2e per year contemplated by the scheme. These business units are required to report and verify their emissions once a year with average costs of less than $6,000 per unit. Units that emit more than 25,000 tonnes CO2 equivalent per year (all our Mexican units) are required to report their emissions to the National Emissions Registry (RENE) every year and to verify the reported emissions every three years. As a result, the Company’s total annual compliance costs related to climate change regulations in Mexico were less than $30,000 for each of the three years ended December 31, 2021. This amount was not material to the Company.

The Company has also been participating to Mexico’s “GHG Program” since its inception in 2005, which is a voluntary initiative for the registry and reporting of greenhouse gases emissions.

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

The del Carpio Lazo case was rejected by the court of first instance on November 14, 2016. The plaintiff filed an appeal before the Superior Court on January 3, 2017. On January 9, 2018, the lawyers of both parties presented their respective positions before the Appellate Court. On March 8, 2018, the Appellate Court issued its final decision, which upheld the first instance ruling. On April 27, 2018, the plaintiff filed an extraordinary appeal before the Supreme Court. As of December 31, 2021, the case remains pending resolution.

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of December 31, 2021, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. On July 19, 2019, the oral arguments took place. On January 7, 2020, the Judge decided to suspend the proceeding until the del Carpio Lazo case is concluded. Therefore, as of December 31, 2021, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. On May 2016, the Company was included in the process, after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazio case is concluded. As of December 31, 2021, the case remains pending resolution.

The Gobierno Regional de Arequipa case is currently before the lower court and the Company answered the complaint on September 15, 2020. On February 8, 2021, the Judge decided to suspend the proceeding until the del Carpio Lazo case is concluded. As of December 31, 2021, the case remains pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has, since 1995, constructed and operated the tailings dams with proper governmental authorization. Upon a motion filed by the Peruvian Branch, the lower court has included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of December 31, 2021, the case was pending resolution without further developments. SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. The amount of this contingency cannot be reasonably estimated by management at this time.

Mexican operations

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution that occurred at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of December 31, 2021.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. As of December 31, 2021, three lawsuits continue in process: two were filed by Acciones Colectivas de Sinaloa, A.C. and one, by Defensa Colectiva, A.C.; requesting precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. In the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages. These lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria

Peña Molina, et al; these actions were dismissed by the court, because they have expired. As of December 31, 2021, forty-five cases remain pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. Regarding the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures, with no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, has informed the corresponding Judge about its compliance with the resolution, in which BVC was imposed additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, for which six months are granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions that are imposed. The foregoing does not impact BVC’s operations. Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of December 31, 2021, the remaining cases were still pending resolution.

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

On July 12, 2021, the parties reached an agreement-in-principle to settle the lawsuit, subject to Court approval. On September 29, 2021, the parties filed a Stipulation and Agreement of Compromise, Settlement and Release with the Court. On February 1, 2022, the Judge approved the settlement and awarded certain fees to the plaintiff’s attorneys. The Judge’s order for this decision was registered on February 2, 2022. Under applicable law, there was a 30-day period for parties to appeal the Judge's order. This period expired on March 4, 2022, therefore the Judge's order is considered final.

Labor matters:

Peruvian operations: 73% of the Company's 4,675 Peruvian employees were unionized at December 31, 2021. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

During 2021, the Company decided to hold talks with the six unions to sign collective agreements prior to their effective dates. As a result, between June and December 2021, the Company signed collective agreements with the six unions with durations between three to six years. All of them granted annual salary increases of 5%. Additionally, each agreement granted, among other things, a signing bonus of between S/ 45,000 (approximately $ 11,256) and S/ 90,000 (approximately $ 22,511), depending on the duration of the agreement. A long-term agreement bonus of S/ 10,000 (approximately $ 2,501) was granted to the union that signed a six-year extension of the collective bargaining agreement. All these concepts have been recorded as labor expense.

As of December 31, 2021, the Company has no pending negotiations with Peruvian unions.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement in their labor environment, as workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martín mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martín mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice. Such challenges were dismissed by the Supreme Court. As a consequence, on September 6, 2021, the Federal Mediation and Arbitration Board issued a new resolution determining that, based on the documents submitted by the National Federation of Independent Unions and given the status of the strike until 2018, it was not possible to create a registry of workers holding a right to vote. Therefore, in case of a strike, any economic collective proceedings shall remain suspended. The Federal Mediation and Arbitration Board shall decide on the request of the majority of workers to end the strike, despite the opposition of the National Mining Union. The Company expects that the conflict will be solved in accordance with the legal framework set by labor authorities and that any actions taken will respect the workers’ will.

As of December 31, 2021, the Company had completed most of the rehabilitation plan to restore operations at the San Martin mine, at a total expense of approximately $90.5 million; the mine has since reached full operating capacity.

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of December 31, 2021, the case remains pending resolution without further developments.

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

Tia Maria’s project budget is approximately $1.4 billion, of which $332.0 million had been invested through December 31, 2021 (Property net book value is $310.2 million). This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and therefore, do not release any emissions into the atmosphere.

Michiquillay:

In June 2018, the Company signed a contract for the acquisition of the Michiquillay copper project in Cajamarca, Peru, at a purchase price of $400 million. Michiquillay is a world class mining project with estimated mineralized material of 1,150 million tonnes and a copper grade of 0.63%. It is expected to produce 225,000 tonnes of copper per year (along with by-products of molybdenum, gold and silver) for an initial mine life of more than 25 years.

On September 3, 2021, the Company signed a social agreement with the Michiquillay community. On October 1, 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed environmental impact study for the project. Additionally, on November 12, 2021, the Company signed a Social Agreement with the Encañada Community. These events will allow the Company to initiate an in-depth exploration program in 2022.

The main commitments signed by the Company in the social agreements with the Michiquillay project communities are related to providing support for agricultural and livestock activities, economic development of local initiatives, and social programs in favor of education, water management, waste disposal, and healthcare for vulnerable groups.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala's neighboring communities. The total amount committed for these purposes is S/ 445.0 million (approximately $111.3 million). In relation to this commitment, the Company has recently completed the construction of a school with an investment of S/17.2 million (approximately $4.3 million).

As the Toquepala expansion project has been completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $29.3 million in its consolidated financial statements as of December 31, 2021.

In addition, the Company has committed S/ 69.0 million (approximately $17.3 million) for the construction of a high-performance school in the Tacna region under the “social investment for taxes” (obras por impuestos) program which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs and to determine the ways that the Company can contribute to sustainable development in the region. Currently, the roundtable is discussing the creation of a Moquegua Region Development Fund for which the Company has offered a contribution of S/ 1,000 million (approximately $250.1 million). While final funding is not yet settled, the Company has committed to contribute S/ 108.4 million (approximately $27.1 million) as an advance, which is being utilized to fund an educational project. In addition, there is a commitment to finance the construction of a residual water treatment plant in Ilo for S/ 79.9 million (approximately $20.0 million), to build three schools in Moquegua for S/ 15.9 million (approximately $4.0 million) and to build tracks and sidewalks in Pacocha for S/6.4 million (approximately $1.6 million).

In addition, the Company has committed S/ 86.7 million (approximately $21.7 million) to build two infrastructure projects in the Moquegua region under the “social investment for taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements:

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatt (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects starting on May 1, 2017 and ending on October 31, 2029.

Mexican operations

Power purchase agreements:

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 18 “Related party transactions”.

●	Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations. For further information, please see Note 18 “Related party transactions”.

●	Parque Eolico de Fenicias, S. de R.L. de C.V.: On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., an indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement is expected to begin in July 2022.

Corporate operations

Commitment for Capital projects:

As of December 31, 2021, the Company has committed approximately $355.1 million for the development of its capital investment projects.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 7 “Income taxes”).

NOTE 14—STOCKHOLDERS’ EQUITY

Treasury Stock:

Activity in treasury stock in the years 2021 and 2020 was as follows (in millions):

	2021	2020
Southern Copper common shares
Balance as of January 1,	$2,767.5	$2,767.9
Used for corporate purposes	(0.3)	(0.4)
Balance as of December 31,	2,767.2	2,767.5

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	296.0	281.0
Other activity, including dividend, interest and foreign currency transaction effect	10.8	15.0
Balance as of December 31,	306.8	296.0
Treasury stock balance as of December 31,	$3,074.0	$3,063.5

SCC shares of common stock in treasury:

At December 31, 2021 and 2020, treasury stock holds 111,509,217 shares and 111,522,817 shares of SCC’s common stock with a cost of $2,767.2 million and $2,767.5 million, respectively. The shares of SCC’s common stock held in treasury are used for Director’s stock award plans and available for general corporate purposes.

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

There has been no activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price of SCC common shares at December 31, 2021 was $61.71 and the maximum number of shares that the Company could purchase at that price was 1.3 million.

Grupo Mexico’s direct and indirect ownership remains at 88.9% as of December 31, 2021.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company. Under this plan, participants received 1,200 shares of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper common stock have been reserved for this plan. On April 26, 2018, the Company’s stockholders approved a five-year extension of the Plan until January 28, 2023 and an increase of the shares award from 1,200 to 1,600. The fair value of the award is measured each year at the date of the grant. Commencing with the 2021 grant, the 1,600 shares shall be granted quarterly and conditioned upon the attendance of each director to each Board meeting. The award is not subject to vesting requirements. The stock-based compensation expense under this plan equaled $0.3 million and $0.4 million for 2021 and 2020, respectively.

The activity of this plan for the years ended December 31, 2021 and 2020 was as follows:

	2021	2020
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(391,600)	(377,200)
Granted in the period	(13,600)	(14,400)
Total shares granted at December 31,	(405,200)	(391,600)
Remaining shares reserved	194,800	208,400

Parent Company common shares:

At December 31, 2021 and 2020, there were in treasury 79,800,655 and 87,598,097 of Grupo Mexico’s common shares, respectively.

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

The stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 and the unrecognized compensation expense under this plan were as follows (in millions):

	2021	2020	2019
Stock based compensation expense	$0.6	$0.6	$0.6
Unrecognized compensation expense	$0.8	$1.4	$2.0

The following table presents the stock award activity of this plan for the years ended December 31, 2021 and 2020:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2021	1,264,410	$2.63
Granted	—
Exercised	(397,176)	$2.63
Forfeited	—	—
Outstanding shares at December 31, 2021	867,234	$2.63
Outstanding shares at January 1, 2020	1,379,734	$2.63
Granted	—
Exercised	(115,324)	$2.63
Forfeited	—	—
Outstanding shares at December 31, 2020	1,264,410	$2.63

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

The stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 and the unrecognized compensation expense under this plan were as follows (in millions):

	2021	2020	2019
Stock based compensation expense	$0.7	$0.7	$0.7
Unrecognized compensation expense	$3.1	$3.8	$4.5

The following table presents the stock award activity of this plan for the years ended December 31, 2021 and 2020:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2021	3,918,458	$1.86
Granted	—	—
Exercised	(744,534)	$1.86
Forfeited	—	—
Outstanding shares at December 31, 2021	3,173,924	$1.86
Outstanding shares at January 1, 2020	4,002,898	$1.86
Granted	—	—
Exercised	(84,440)	$1.86
Forfeited	—	—
Outstanding shares at December 31, 2020	3,918,458	$1.86

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

NOTE 15 – DERIVATIVE INSTRUMENTS:

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

Cash Flow Hedges of Natural Gas

The Company’s objective in using natural gas derivatives is to protect the stability of natural gas costs and manage exposure to natural gas price increases. To protect natural gas costs from estimated price increases in the coming winter season, in the third quarter of 2021, the Company acquired two derivative instruments that began in November 2021 and end in March 2022.

Derivative instruments balances as of December 31, 2021, are as follows:

	Call	Financial Swap
Derivatives designated as hedging instruments under ASC 815	Option	Cash Settlement
Commodity contracts	Natural gas	Natural gas
Gas volume (MMBTUs)	5,285,000	5,285,000
Fixed price ($)	0.55	3.75
Total option premium (millions of $)	1.7	N/A
Estimated fair value of assets (liabilities) as of December 31, 2021 (millions of $)	(0.9)	0.1
(Favorable) unfavorable effect of derivative instruments on the consolidated Statement of Earnings (millions of $)	1.2	(3.0)
(Favorable) unfavorable effect in OCI - net of deferred income taxes (millions of $)	(0.6)	(*)

(*)   Less than $0.1 million.

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

As of December 31, 2020 and December 31, 2019, the Company did not hold any derivative instruments.

NOTE 16—FAIR VALUE MEASUREMENT:

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheet as of December 31, 2021 and December 31, 2020 (in millions):

	At December 31, 2021		At December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	$6,496.4	$8,506.0	$6,193.6	$8,692.1
Long-term debt level 2	51.2	67.2	350.6	385.7
Total long-term debt	$6,547.6	$8,573.2	$6,544.2	$9,077.8

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as of December 31, 2021 and 2020, as follows (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$486.5	$486.5	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.2	—	0.2	—
Mortgage backed securities	0.2	—	0.2	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	876.2	876.2	—	—
Molybdenum	288.3	288.3	—	—
Total	$1,651.4	$1,651.0	$0.4	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$410.2	$410.2	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.3	—	0.3	—
Mortgage backed securities	0.3	—	0.3	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	491.9	491.9	—	—
Molybdenum	129.2	129.2	—	—
Total	$1,031.9	$1,031.3	$0.6	$—

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

In addition, in the third quarter of 2021 the Company acquired two derivative instruments to protect natural gas costs from estimated price increases in the coming winter season. These derivative instruments cover the period from November 2021 through March 2022. For further information please refer to Note 15 “Derivative instruments.”

NOTE 17—CONCENTRATION OF RISK:

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

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company invests or maintains available cash with various banks, principally in the United States, Mexico, Europe and Peru, or in commercial papers of highly-rated companies. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions. At December 31, 2021, SCC had invested its cash and cash equivalents and short-term investments as follows:

	$ in	% of total	% in one institution
Country	million	cash (1)	of country	of total cash
United States	$2,690.3	77.1%	13.6%	10.5%
Switzerland	598.7	17.2%	56.9%	9.8%
Peru	29.1	0.8%	43.0%	0.4%
Mexico	170.8	4.9%	82.4%	4.0%
Total cash and short-term investment	$3,488.9	100.0%
(1)	97.8% of the Company’s cash is in U.S. dollars.

During the normal course of business, the Company provides credit to its customers. Although the receivables resulting from these transactions are not collateralized, the Company has not experienced significant problems with the collection of receivables.

The Company’s largest customers as percentage of accounts receivable and total sales were as follows:

	2021	2020	2019
Accounts receivable trade as of December 31,
Five largest customers	31.3%	35.3%	37.6%
Largest customer	11.8%	12.9%	13.0%

Total sales in year
Five largest customers	25.0%	28.1%	28.0%
Largest customer	7.2%	10.0%	10.4%

NOTE 18—RELATED PARTY TRANSACTIONS:

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

Receivable and payable balances with related parties are shown below (in millions):

	At December 31,
	2021	2020
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$10.0	$5.3
Americas Mining Corporation (“AMC”)	0.1	—
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.3	0.3
Grupo Mexico	—	2.7
Mexico Generadora de Energia S. de R.L. ("MGE")	38.4	14.4
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.2	0.2
Related to the controlling group:
Boutique Bowling de Mexico S.A. de C.V.	0.1	0.2
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	—	—
Operadora de Cinemas S.A. de C.V.	(*)	0.2
	$49.1	$23.3

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	$9.5	$19.6
Asarco LLC	14.9	13.9
Eolica El Retiro, S.A.P.I. de C.V.	2.7	0.3
Ferrocarril Mexicano S.A. de C.V.	4.0	4.7
Grupo Mexico	—	0.9
Grupo Mexico Servicios	11.1	—
MGE	57.2	40.8
Mexico Compania Constructora S.A de C.V.	2.0	22.9
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.9	0.7
Related to the controlling group:
Boutique Bowling de Mexico S.A. de C.V.	0.3	0.3
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	0.5	0.1
Operadora de Cinemas S.A. de C.V.	0.2	0.1
	$103.3	$104.3

(*)   Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Purchase activity
Asarco LLC	$31.3	$233.9	$37.6
AMMINCO	8.9	18.6	17.8
Eolica El Retiro, S.A.P.I. de C.V.	9.3	1.0	2.9
Ferrocarril Mexicano, S.A. de C.V.	41.8	45.8	44.1
Grupo Mexico	—	10.0	10.0
Grupo Mexico Servicios	20.1	—	—
Intermodal Mexico S.A. de C.V.	0.5	—	—
MGE	287.3	213.3	202.2
Mexico Compania Constructora S.A de C.V.	44.5	42.6	60.3
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	10.3	11.1	10.7
Peru Mining Exploration & Development Company	0.4	—	—
Total purchases	$454.4	$576.3	$385.6
Sales activity
Asarco LLC	$33.4	$77.9	$11.3
AMMINCO	0.1	0.1	0.1
AMC	0.1	—	—
Ferrocarril Mexicano, S.A. de C.V.	—	—	0.1
MGE	126.9	54.9	47.4
Total sales	$160.5	$132.9	$58.9

Grupo Mexico, the parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company. These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services. The Company pays Grupo Mexico, AMMINCO and Grupo Mexico Servicios, both subsidiaries of Grupo Mexico, for these services and expects to continue requiring these services in the future.

In 2021, 2020 and 2019, the Company donated $0.9 million, $7.1 million and $9.6 million, respectively, to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations.

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

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying 2.0% of its power output to third-party energy users; compared to 2.3% at December 31, 2020.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro, a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro is supplying approximately 61.0% of its power output to IMMSA and Mexcobre; compared to 9.6% at December 31, 2020.

The Company sold starter sheets, copper concentrate, sulfuric acid, silver and gold to Asarco LLC. In addition, the Company´s Mexican operations received rental fees from AMMINCO. In 2019, the Company´s Mexican operations sold an asset to Ferrocarril Mexicano, S.A. de C.V.

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

Companies with relationships with the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.3	$0.4	$0.4
Mextransport	1.8	3.5	2.3
Operadora de Cinemas S.A. de C.V.	0.4	0.2	0.2
Total purchases	$2.5	$4.1	$2.9

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$0.1	$0.1
Empresarios Industriales de Mexico, S.A. de C.V.	—	—	0.2
Mextransport	1.8	1.7	1.8
Operadora de Cinemas S.A. de C.V.	0.1	0.1	0.1
Total sales	$2.0	$1.9	$2.2

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

NOTE 19—SEGMENT AND RELATED INFORMATION:

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

Financial information relating to Company’s segments is as follows:

	Year Ended December 31, 2021
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$6,109.0	$454.3	$4,370.8	$—	$10,934.1
Intersegment sales	—	145.9	—	(145.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,953.5	440.9	1,662.0	(162.0)	3,894.4
Selling, general and administrative	62.8	10.0	40.1	12.3	125.2
Depreciation, amortization and depletion	392.6	54.8	321.0	37.6	806.0
Exploration	2.3	5.7	14.5	20.9	43.4
Operating income	$3,697.8	$88.8	$2,333.2	$(54.7)	6,065.1
Less:
Interest, net					(349.9)
Other income (expense)					(18.4)
Income taxes					(2,299.2)
Equity earnings of affiliate					13.6
Non-controlling interest					(14.1)
Net income attributable to SCC					$3,397.1
Capital investment	$463.6	$98.3	$320.9	$9.5	$892.3
Property and mine development, net	$4,463.2	$571.0	$3,707.3	$722.9	$9,464.4
Total assets	$8,559.8	$998.2	$4,932.7	$3,806.9	$18,297.6

	Year Ended December 31, 2020
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$4,412.4	$418.9	$3,153.6	$—	$7,984.9
Intersegment sales		111.0		(111.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,991.6	383.0	1,679.5	(124.3)	3,929.8
Selling, general and administrative	70.5	9.5	37.6	8.6	126.2
Depreciation, amortization and depletion	366.7	42.5	328.7	37.7	775.6
Exploration	2.5	8.6	9.4	12.1	32.6
Operating income	$1,981.1	$86.3	$1,098.4	$(45.1)	3,120.7
Less:
Interest, net					(347.4)
Other income (expense)					(27.5)
Income taxes					(1,174.4)
Equity earnings of affiliate					6.4
Non-controlling interest					(7.4)
Net income attributable to SCC					$1,570.4
Capital investment	$317.1	$72.1	$195.0	$8.0	$592.2
Property and mine development, net	$4,470.5	$548.2	$3,735.1	$704.9	$9,458.7
Total assets	$7,236.1	$967.2	$5,169.9	$3,573.3	$16,946.5

	Year Ended December 31, 2019
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$3,963.9	$381.6	$2,940.1	$—	$7,285.6
Intersegment sales	—	83.2	—	(83.2)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,613.1	380.3	1,702.1	(89.1)	3,606.4
Selling, general and administrative	78.6	7.9	38.5	6.8	131.8
Depreciation, amortization and depletion	351.9	52.3	328.1	32.1	764.4
Exploration	1.8	9.0	16.5	2.7	30.0
Operating income	$1,918.5	$15.3	$854.9	$(35.7)	2,753.0
Less:
Interest, net					(319.5)
Other income (expense)					(7.0)
Income taxes					(945.3)
Equity earnings of affiliate					10.7
Non-controlling interest					(6.1)
Net income attributable to SCC					$1,485.8
Capital investment	$244.3	$106.3	$350.1	$6.8	$707.5
Property and mine development, net	$4,648.5	$497.1	$3,879.2	$346.2	$9,371.0
Total assets	$8,081.9	$837.6	$5,017.9	$2,470.0	$16,407.4

The following table presents information regarding the opening and closing balances of receivables by reporting segment of the Company for the two years ended December 31, 2021 (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of December 31, 2021:
Trade receivables	$656.0	$51.2	$651.5	$—	$1,358.7
Related parties, current	46.9	0.2	—	2.0	49.1

As of December 31, 2020:
Trade receivables	$566.0	$57.8	$445.1	$—	$1,068.9
Related parties, current	15.4	—	0.8	7.1	23.3

SALES VALUE PER SEGMENT:

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three years ended December 31, 2021 (in millions):

	Year Ended December 31, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$5,182.1	$94.9	$3,625.4	$(74.1)	$8,828.3
Molybdenum	538.4	—	514.7	—	1,053.1
Zinc	—	289.0	—	0.5	289.5
Silver	252.8	152.7	133.0	(64.1)	474.4
Other	135.7	63.6	97.7	(8.2)	288.8
Total	$6,109.0	$600.2	$4,370.8	$(145.9)	$10,934.1

	Year Ended December 31, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$3,762.1	$72.1	$2,727.3	$(48.4)	$6,513.1
Molybdenum	275.2	—	235.1	—	510.3
Zinc	—	247.8	—	1.6	249.4
Silver	235.5	155.8	112.0	(55.5)	447.8
Other	139.6	54.2	79.2	(8.7)	264.3
Total	$4,412.4	$529.9	$3,153.6	$(111.0)	$7,984.9

	Year Ended December 31, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
(in millions)	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$3,314.9	$42.0	$2,535.3	$(46.9)	$5,845.3
Molybdenum	341.0	—	208.4	—	549.4
Zinc	—	280.1	—	(2.3)	277.8
Silver	185.9	82.7	85.6	(29.9)	324.3
Other	122.1	60.0	110.8	(4.1)	288.8
Total	$3,963.9	$464.8	$2,940.1	$(83.2)	$7,285.6

NET SALES AND GEOGRAPHICAL INFORMATION:

The geographic breakdown of the Company’s sales for the three years ended December 31, 2021 was as follows (in millions):

	Year Ended December 31, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,893.3	$387.6	$5.0	$(145.9)	$2,140.0
United States	1,648.1	52.3	233.1	—	1,933.5
Peru	—	(0.3)	586.6	—	586.3
Brazil	—	30.7	406.4	—	437.1
Chile	3.3	—	381.2	—	384.5
Other American countries	31.3	0.7	10.7	—	42.7
Europe:
Switzerland	1,097.2	55.1	544.7	—	1,697.0
Italy	0.7	8.8	298.3	—	307.8
Spain	410.2	—	91.8	—	502.0
Other European countries	275.8	45.5	410.9	—	732.2
Asia:
Singapore	441.9	19.4	496.5	—	957.8
Japan	23.6	—	605.5	—	629.1
Other Asian countries	283.6	0.4	300.1		584.1
Total	$6,109.0	$600.2	$4,370.8	$(145.9)	$10,934.1

	Year Ended December 31, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,296.6	$341.1	$—	$(111.0)	$1,526.7
United States	1,182.8	27.2	153.4	—	1,363.4
Peru	—	13.0	322.0	—	335.0
Brazil	—	18.7	214.3	—	233.0
Chile	18.8	—	202.3	—	221.1
Other American countries	36.8	2.9	2.7	—	42.4
Europe:
Switzerland	898.2	69.9	475.2	—	1,443.3
Italy	0.1	9.5	262.0	—	271.6
Spain	199.4	—	—	—	199.4
Other European countries	199.9	40.2	281.6	—	521.7
Asia:
Singapore	319.9	6.9	536.9	—	863.7
Japan	46.9	—	532.6	—	579.5
Other Asian countries	213.0	0.5	170.6		384.1
Total	$4,412.4	$529.9	$3,153.6	$(111.0)	$7,984.9

	Year Ended December 31, 2019
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,262.2	$352.9	$—	$(83.2)	$1,531.9
United States	1,054.9	6.2	134.5	—	1,195.6
Peru	1.6	—	338.4	—	340.0
Brazil	—	17.3	194.4	—	211.7
Chile	1.2	—	190.1	—	191.3
Other American countries	37.6	2.2	3.3	—	43.1
Europe:
Switzerland	780.9	36.7	355.8	—	1,173.4
Italy	45.1	13.3	238.6	—	297.0
Spain	186.1	—	—	—	186.1
Other European countries	92.8	24.9	256.9	—	374.6
Asia:
Singapore	345.4	10.4	611.1	—	966.9
Japan	59.9	—	440.9	—	500.8
Other Asian countries	96.2	0.9	176.1	—	273.2
Total	$3,963.9	$464.8	$2,940.1	$(83.2)	$7,285.6

PROVISIONAL SALES PRICE:

At December 31, 2021, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the year-end market price per pound. These sales are subject to final pricing based on the average monthly copper prices on the London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2021:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	198.1	4.42	January through May 2022
Molybdenum	15.4	18.70	January through March 2022

Provisional sales price adjustments included in accounts receivable and net sales were as follows at December, 31 (in millions):

	At December 31,
	2021	2020
Copper	$1.2	$17.4
Molybdenum	(9.0)	14.1
Total	$(7.8)	$31.5

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

LONG-TERM SALES CONTRACTS:

The following are the significant outstanding long-term contracts:

In 2019, a three-year copper cathodes sales agreement was signed with Mitsui, with shipments beginning in 2020. Mitsui and the Company will negotiate market terms and conditions for annual contracts no later than November 30 of the year prior to shipment. The contract considers the following annual volumes of copper cathodes; 48,000 tonnes for each of the years from 2020 through 2022. Failure to reach an agreement on market terms would cancel the annual contract but not the long-term agreement. Under the terms of the agreement all shipments would be to Asia and no exclusivity rights for Mitsui or commissions are included. This contract may be renewed for additional years, upon the agreement of both parties.

Under the terms of a sales contract with Molymet Group (Molibdenos y Metales, S.A., Complejo Industrial Molynor S.A. and Molymet Belgium N.V) SPCC Peru Branch is required to supply approximately 70% of the molybdenum concentrates production from 2019 through 2022. The sale price of the molybdenum concentrate is based on the average of the High and Low “Daily Dealer Oxide” as published in “Platt’s Metals Daily”. The roasting charge deduction is agreed based on international market terms.

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

In 2019, a five-year sulfuric acid sales agreement was signed between SPCC Peru Branch and Marcobre, with shipments scheduled to begin in 2020. Marcobre and the Company will negotiate market terms and conditions for annual contracts no later than the last day of October of the year prior to shipment. The contract considers the annual volumes that could place Marcobre as the most important customer of sulfuric acid. Failure to reach an agreement on market terms would trigger a mechanism that force both parties to accept the Annual Benchmark for the region as the agreed price. This contract may be renewed for additional years, upon the agreement of both parties.

NOTE 20—SUBSEQUENT EVENTS:

DIVIDENDS:

On January 27, 2022, the Board of Directors authorized a dividend of $1.00 per share paid on March 2, 2022, to shareholders of record at the close of business on February 15, 2022.

LITIGATION MATTERS – CORPORATE OPERATIONS:

Carla Lacey, on behalf of herself and all other similarly situated stockholders of Southern Copper Corporation, and derivatively on behalf of Southern Copper Corporation

On February 1, 2022, the Judge approved the proposed settlement by the parties and awarded certain fees to the plaintiff’s attorneys. The Judge’s order for this decision was registered on February 2, 2022. Under applicable law, there was a 30-day period for parties to appeal the Judge's order. This period expired on March 4, 2022, therefore the Judge's order is considered final.

OTHER COMPANY INFORMATION:

ANNUAL MEETING

The annual stockholders meeting of Southern Copper Corporation will be held on Friday, May 27, 2022, at 9:00 am, Mexico City time. As we continue to be affected by the COVID-19 pandemic and to support the health and well-being of our employees and shareholders, this year’s meeting will be held via a live audio webcast.

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

Fax: (511) 512-0492

Website: www.southerncoppercorp.com

Email address: southerncopper@southernperu.com.pe

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2021, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2021, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting,

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on the evaluation made under this framework, management concluded that as of December 31, 2021 such internal control over financial reporting is effective.

Our internal control over financial reporting as of December 31, 2021 has been audited by Galaz, Yamazaki, Ruiz Urquiza, S.C. member of Deloitte Touche Tohmatsu Limited, an independent registered public accounting firm, as stated in their report which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2021 of the Company and our report dated March 7, 2022, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

Galaz, Yamazaki, Ruiz Urquiza, S.C.

Member of Deloitte Touche Tohmatsu Limited

/s/ DANIEL TOLEDO ANTONIO

C.P.C. Daniel Toledo Antonio
Mexico City, Mexico
March 7, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10, 11, 12, 13 AND 14

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the executive officers of the Company, their ages as of February 26, 2022 and their positions.

Name	Age	Position
German Larrea Mota‑Velasco	68	Chairman of the Board and Director
Oscar Gonzalez Rocha	83	President, Chief Executive Officer and Director
Raul Jacob Ruisanchez	63	Vice President, Finance, Treasurer and Chief Financial Officer
Julian Jorge Lazalde Psihas	53	Secretary
Andres Carlos Ferrero Ghislieri	53	General Counsel
Lina Vingerhoets Vilca	60	Comptroller
Edgard Corrales Aguilar	66	Vice President, Exploration
Raul Vaca Castro	62	General Auditor

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

Raul Jacob Ruisanchez has served as our Vice President, Finance and Chief Financial Officer since April 18, 2013. He was appointed Treasurer of the Company on April 28, 2016. He was our Comptroller from October 27, 2011 until April 18, 2013. He has held various positions focused primarily in financial planning, treasury, corporate finance, investor relations and project evaluation with the Company since 1992. In September 2011, he was appointed Director of Controller and Finance of the Company’s Peruvian Branch and Vice President and Chief Financial Officer of Southern Peru Limited, one of our subsidiaries. During the period 2016 – 2021, Mr. Jacob was considered by Institutional Investor among the top three Chief Financial Officers of the mining industry of Latin America. In 2010, he was ranked among the top three Investor Relations executives of the mining industry of Latin America by the same publication. He is currently President of the Peruvian National Mining, Oil and Energy Association. Mr. Jacob is currently a member of the consulting board of the MBA program (Finance) of the Universidad del Pacifico in Lima, Peru. Until March of 2010, he was President of the Strategic Studies Center of IPAE, an entrepreneurial association. Between 2004 and 2006, he was the President of the Finance Affairs Committee of the American Chamber of Commerce of Peru. Mr. Jacob holds an economics degree from Universidad del Pacifico, a Master’s Degree from the University of Texas (Austin), a Degree in

International Business Management from the Stockholm School of Economics and a Senior Manager Degree by the Instituto de Empresa Business School (IE) in Madrid.

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

Raul Vaca Castro was elected as General Auditor, effective July 18, 2019. He has 34 years of experience with Grupo Mexico. Mr. Vaca Castro has been Director of Internal Audit of Minera México, a subsidiary of SCC since 2018. Previously, he was Director of Internal Audit of the infrastructure division of Grupo Mexico, as well as Deputy Director of Internal Control for the mining division of Grupo México. He was also comptroller of Minera Mexico Internacional and before this, he held several positions in different companies of Grupo Mexico. Mr. Vaca holds a bachelor’s degree in Accounting from the Universidad Nacional Autonoma de Mexico (UNAM). He holds an MBA from the Universidad del Valle de México, with a specialization in finance, having earned an honorable mention award, when receiving his diplomas in finance and taxes. Mr. Vaca is also an active member of the Colegio de Contadores Publicos de Mexico and the Institute of Internal Auditors of Mexico. He is also member of the Technical Commission of Internal Audit of the Colegio de Contadores Publicos de Mexico. He was a professor at the Facultad de Contaduria y Administracion of Universidad Nacional Autonoma de Mexico (UNAM).

Information in response to the additional disclosure requirements specified by Part III, Items 10, 11, 12, 13 and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 30, 2022, or will be provided by amendment to this Form 10-K, also to be filed no later than April 30, 2022.

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

The following financial statements of Southern Copper Corporation and its subsidiaries are included at the indicated pages of the document as stated below:

2.	Exhibits:

3.1	(a) Amended and Restated Certificate of Incorporation, filed on October 11, 2005.
(b) Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 2, 2006.
(c) Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 28, 2008.
3.2	By-Laws, as last amended on January 27, 2022.
4.1	(a) Indenture governing $600 million 7.500% Notes due 2035, by and among Southern Copper Corporation, The Bank of New York and The Bank of New York (Luxembourg) S.A.
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

10.3	Tax Agreement entered into by the Company and Americas Mining Corporation, effective as of February 20, 2017.
14.0	Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on April 23, 2015.
21.1	Subsidiaries of the Company.
23.1	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C., Member of Deloitte Touche Tohmatsu, Limited) (PCAOB ID 1153).
23.2	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine.
23.3	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine.
23.4	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project.
23.5	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Los Chancas Project.
23.6	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Michiquillay Project.
23.7	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre.
23.8	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the La Caridad Mine.
23.9	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Pilares Project.
23.10	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project.
23.11	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project.
23.12	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Charcas Mine.
23.13	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Santa Barbara Mine.
23.14	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the San Martin Mine.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8328.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8328.
96.1	Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine.
96.2	Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine.
96.3	Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project.
96.4	Technical Report Summary of Mineral Resources for the Los Chancas Project.
96.5	Technical Report Summary of Mineral Resources for the Michiquillay Project.
96.6	Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre.
96.7	Technical Report Summary of Mineral Reserves and Mineral Resources for the La Caridad Mine.
96.8	Technical Report Summary of Mineral Resources for the Pilares Project.
96.9	Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project.

96.10	Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project.
96.11	Technical Report Summary of Mineral Resources for the Charcas Mine.
96.12	Technical Report Summary of Mineral Resources for the Santa Barbara Mine.
96.13	Technical Report Summary of Mineral Resources for the San Martin Mine.
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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2021, 2020 and 2019; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iii) the Consolidated Balance Sheets at December 31, 2021 and 2020; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2021, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

3.    Schedule II

Valuation and Qualifying Accounts and Reserves (in millions):

	Additions
	Balance at	Charged to
	beginning of	costs and		Deduction/	Balance at
	period	expenses	Additions	Application	end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
2021	$8.8	—	—	(0.1)	$8.7
2020	$0.5	8.5	—	(0.2)	$8.8
2019	$0.5	—	—	—	$0.5

Notes issued under par:
2021	$67.6	2.0	—	—	$65.6
2020	$69.6	2.0	—	—	$67.6
2019	$58.8	1.9	12.7	—	$69.6

Valuation allowance:
2021	$1,343.2	476.8	—	—	$1,820.0
2020	$1,097.0	246.2	—	—	$1,343.2
2019	$819.1	277.9	—	—	$1,097.0

Supplemental information

Southern Copper Corporation

Exhibit Index

Sequential Exhibit Number	Document Description	Page Number
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

3.2	By-Laws, as last amended on January 27, 2022. (Filed as Exhibit 3.2 to the Company’s Form 8-K filed on January 31, 2022 and incorporated herein by reference).
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

21.1	Subsidiaries of the Company (Filed herewith).
23.1	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C.—Member of Deloitte Touche Tohmatsu, Limited) (PCAOB ID 1153) (Filed herewith).
23.2	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine (Filed herewith).
23.3	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine (Filed herewith).
23.4	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project (Filed herewith).
23.5	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Los Chancas Project (Filed herewith).
23.6	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Michiquillay Project (Filed herewith).
23.7	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre (Filed herewith).
23.8	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the La Caridad Mine (Filed herewith).
23.9	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Pilares Project (Filed herewith).
23.10	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project (Filed herewith).
23.11	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project (Filed herewith).
23.12	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Charcas Mine (Filed herewith).

23.13	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Santa Barbara Mine (Filed herewith).
23.14	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the San Martin Mine (Filed herewith).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.
96.1	Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine (To be filed by Amendment).
96.2	Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine (To be filed by Amendment).
96.3	Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project (To be filed by Amendment).
96.4	Technical Report Summary of Mineral Resources for the Los Chancas Project (To be filed by Amendment).
96.5	Technical Report Summary of Mineral Resources for the Michiquillay Project (To be filed by Amendment).
96.6	Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre (To be filed by Amendment).
96.7	Technical Report Summary of Mineral Reserves and Mineral Resources for the La Caridad Mine (To be filed by Amendment).
96.8	Technical Report Summary of Mineral Resources for the Pilares Project (To be filed by Amendment).
96.9	Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project (To be filed by Amendment).
96.10	Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project (To be filed by Amendment).
96.11	Technical Report Summary of Mineral Resources for the Charcas Mine (To be filed by Amendment).
96.12	Technical Report Summary of Mineral Resources for the Santa Barbara Mine (To be filed by Amendment).
96.13	Technical Report Summary of Mineral Resources for the San Martin Mine (To be filed by Amendment).
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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2021, 2020 and 2019; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iii) the Consolidated Balance Sheets at December 31, 2021 and 2020; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2021, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)
By:	/s/ OSCAR GONZALEZ ROCHA
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date: March 7, 2022

Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GERMAN LARREA MOTA-VELASCO	Chairman of the Board, and Director
German Larrea Mota-Velasco

/s/ OSCAR GONZALEZ ROCHA	President, Chief Executive Officer and Director
Oscar Gonzalez Rocha

/s/ RAUL JACOB RUISANCHEZ	Vice President, Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)
Raul Jacob Ruisanchez

/s/ LINA A. VINGERHOETS VILCA	Comptroller (Principal Accounting Officer)
Lina A. Vingerhoets Vilca

DIRECTORS

s/ GERMAN LARREA MOTA-VELASCO	/s/ OSCAR GONZALEZ ROCHA
German Larrea Mota-Velasco	Oscar Gonzalez Rocha

/s/ LEONARDO CONTRERAS LERDO DE TEJADA	/s/ VICENTE ARIZTEGUI ANDREVE
Leonardo Contreras Lerdo de Tejada	Vicente Ariztegui Andreve

/s/ XAVIER GARCIA DE QUEVEDO	/s/ L. MIGUEL PALOMINO BONILLA
Xavier Garcia de Quevedo	L. Miguel Palomino Bonilla

/s/ GILBERTO PEREZALONSO CIFUENTES	/s/ ENRIQUE CASTILLO SANCHEZ MEJORADA
Gilberto Perezalonso Cifuentes	Enrique Castillo Sanchez Mejorada

/s/ CARLOS RUIZ SACRISTAN
Carlos Ruiz Sacristan

Date: March 7, 2022