Form 10-K/A
period 2021-12-31
SOUTHERN COPPER CORP/
filed 2022-03-08
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Explanatory Note

Southern Copper Corporation is filing this Amendment No. 1 (this Amendment) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (SEC) on March 07, 2022 (the Original Filing), for the sole purpose of filing Exhibits 96.1 to 96.9, that exceed the SEC file size limitations for a single submission.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing nor does it modify or update the disclosures contained in the Original Filing that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and Southern Copper Corporation’s other filings made with the SEC subsequent to the filing of the Original Filing.

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
4.16

Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (Filed as Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).

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

21.1	Subsidiaries of the Company (Filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).
23.1

Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C.—Member of Deloitte Touche Tohmatsu, Limited, Mexico City, Mexico) (PCAOB ID 1153) (Filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).

23.2

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine (Filed as Exhibit 23.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).

23.3

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine (Filed as Exhibit 23.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).

23.4

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project (Filed as Exhibit 23.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).

23.5

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Los Chancas Project (Filed as Exhibit 23.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).

23.6

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Michiquillay Project (Filed as Exhibit 23.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).

23.7

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre (Filed as Exhibit 23.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).

23.8

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the La Caridad Mine (Filed as Exhibit 23.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).

23.9

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Pilares Project (Filed as Exhibit 23.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).

23.10

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project (Filed as Exhibit 23.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).

23.11

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project (Filed as Exhibit 23.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).

23.12

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Charcas Mine (Filed as Exhibit 23.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).

23.13

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Santa Barbara Mine (Filed as Exhibit 23.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).

23.14

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the San Martin Mine (Filed as Exhibit 23.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., section 1350. This document is being furnished in accordance with SEC Release No. 33-8238. (Filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).

32.2

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., section 1350. This document is being furnished in accordance with SEC Release No. 33-8238. (Filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).

96.1	Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine (Filed herewith).
96.2	Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine (Filed herewith).
96.3	Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project (Filed herewith).
96.4	Technical Report Summary of Mineral Resources for the Los Chancas Project (Filed herewith).
96.5	Technical Report Summary of Mineral Resources for the Michiquillay Project (Filed herewith).
96.6	Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre (Filed herewith).
96.7	Technical Report Summary of Mineral Reserves and Mineral Resources for the La Caridad Mine (Filed herewith).
96.8	Technical Report Summary of Mineral Resources for the Pilares Project (Filed herewith).
96.9	Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project (Filed herewith).
96.10	Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project (To be filed by Amendment).
96.11	Technical Report Summary of Mineral Resources for the Charcas Mine (To be filed by Amendment).
96.12	Technical Report Summary of Mineral Resources for the Santa Barbara Mine (To be filed by Amendment).

96.13	Technical Report Summary of Mineral Resources for the San Martin Mine (To be filed by Amendment).
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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K/A Amendment N°1 to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)
By:	/s/ OSCAR GONZALEZ ROCHA
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date: March 7, 2022