Form 10-Q
period 2022-03-31
SOUTHERN COPPER CORP/
filed 2022-05-05
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

As of May 3, 2022 there were outstanding 773,090,069 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Net sales (including sales to related parties, see note 5)	$2,763.8	$2,532.5
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	1,057.7	943.8
Selling, general and administrative	30.3	30.1
Depreciation, amortization and depletion	196.6	200.6
Exploration	9.1	6.4
Total operating costs and expenses	1,293.7	1,180.9

Operating income	1,470.1	1,351.6

Interest expense	(98.4)	(96.8)
Capitalized interest	10.7	7.2
Other income (expense)	11.7	2.3
Interest income	4.6	2.4
Income before income taxes	1,398.7	1,266.7
Income taxes (including royalty taxes, see Note 4)	612.1	507.5
Net income before equity earnings of affiliate	786.6	759.2
Equity earnings (loss) of affiliate, net of income tax	1.2	7.9
Net income	787.8	767.1
Less: Net income attributable to the non-controlling interest	3.1	3.3
Net income attributable to SCC	$784.7	$763.8

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$1.02	$0.99
Weighted average shares outstanding-basic and diluted	773.1	773.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

COMPREHENSIVE INCOME:
Net income and comprehensive income	$787.8	$767.1
Other comprehensive income (loss) net of tax:
—Derivative instruments classified as cash flow hedge
- Unrealized gain (loss) of the period (net of income tax of $0.2 million in 2022)	(0.6)	—
Total other comprehensive income (loss)	(0.6)	—
Total comprehensive income	787.2	767.1
Comprehensive income attributable to the non-controlling interest	3.1	3.3
Comprehensive income attributable to SCC	$784.1	$763.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,847.2	$3,002.0
Short-term investments	406.5	486.9
Accounts receivable trade	1,185.8	1,358.7
Accounts receivable other (including related parties 2022- $29.9 and 2021 - $49.1)	69.4	87.9
Inventories	1,029.9	972.9
Prepaid taxes	165.2	197.7
Other current assets	64.5	33.5
Total current assets	5,768.5	6,139.6

Property and mine development, net	9,492.9	9,464.4
Ore stockpiles on leach pads	1,082.0	1,097.6
Intangible assets, net	136.8	138.1
Right-of-use assets	900.8	916.3
Deferred income tax	298.6	316.2
Equity method investment	116.7	115.4
Other non-current assets	102.6	110.0
Total assets	$17,898.9	$18,297.6

LIABILITIES
Current liabilities:
Current portion of long-term debt	$299.8	$299.7
Accounts payable (including related parties 2022- $114.3 and 2021- $103.3)	693.7	591.9
Accrued income taxes	237.0	832.6
Accrued workers’ participation	243.4	325.7
Accrued interest	131.2	98.6
Lease liabilities current	74.6	73.9
Other accrued liabilities	46.1	27.6
Total current liabilities	1,725.8	2,250.0

Long-term debt	6,248.7	6,247.9
Lease liabilities	826.2	842.4
Deferred income taxes	144.9	118.3
Non-current taxes payable	56.0	—
Other liabilities and reserves	66.0	68.3
Asset retirement obligation	610.7	562.9
Total non-current liabilities	7,952.5	7,839.8

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY (NOTE 11)
Common stock par value $0.01; shares authorized, 2022 and 2021–2,000; shares issued, 2022 and 2021–884.6	8.8	8.8
Additional paid-in capital	3,468.3	3,454.1
Retained earnings	7,781.3	7,769.7
Accumulated other comprehensive income	(10.0)	(9.4)
Treasury stock, at cost, common shares	(3,087.7)	(3,074.0)
Total Southern Copper Corporation stockholders’ equity	8,160.7	8,149.2
Non-controlling interest	59.9	58.6
Total equity	8,220.6	8,207.8
Total liabilities and equity	$17,898.9	$18,297.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

OPERATING ACTIVITIES
Net income	$787.8	$767.1
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	196.6	200.6
Equity earnings of affiliate, net of dividends received	(1.3)	(4.0)
Loss on foreign currency transaction effect	55.7	(19.7)
(Benefit) provision for deferred income taxes	43.7	(38.9)
Other, net	9.6	6.7
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	172.9	(163.3)
(Increase) decrease in inventories	(41.5)	38.2
Decrease in accounts payable and accrued liabilities	(525.0)	(1.3)
Decrease (increase) in other operating assets and liabilities	122.2	(2.8)
Net cash provided by operating activities	820.7	782.6
INVESTING ACTIVITIES
Capital expenditures	(205.2)	(232.6)
Proceeds from (purchase) sale of short-term investments, net	80.4	(5.2)
Other	(0.1)	—
Net cash used in investing activities	(124.9)	(237.8)
FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(773.1)	(463.8)
Other, net	(1.7)	(1.3)
Net cash used in financing activities	(774.8)	(465.1)
Effect of exchange rate changes on cash and cash equivalents	(75.8)	4.0
Increase in cash and cash equivalents	(154.8)	83.7
Cash and cash equivalents, at beginning of period	3,002.0	2,183.6
Cash and cash equivalents, at end of period	$2,847.2	$2,267.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021

TOTAL EQUITY, beginning of period	$8,207.8	$7,276.0
STOCKHOLDERS’ EQUITY, beginning of period	8,149.1	7,224.8
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	3,454.1	3,441.5
Other activity of the period	14.2	(2.0)
Balance at end of period	3,468.3	3,439.5
TREASURY STOCK:
Southern Copper common shares
Balance at beginning and end of the period	(2,767.2)	(2,767.5)
Used for corporate purposes	0.1	—
Balance at end of period	(2,767.1)	(2,767.5)
Parent Company common shares
Balance at beginning of period	(306.8)	(296.0)
Other activity, including dividend, interest and foreign currency translation effect	(13.8)	2.3
Balance at end of period	(320.6)	(293.7)
Treasury stock balance at end of period	(3,087.7)	(3,061.2)
RETAINED EARNINGS:
Balance at beginning of period	7,769.7	6,846.4
Net earnings	784.7	763.8
Dividends declared and paid, common stock, per share, 2022- $1, 2021– $0.6	(773.1)	(463.8)
Balance at end of period	7,781.3	7,146.4
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	(9.4)	(8.4)
Other comprehensive income (loss)	(0.6)	—
Balance at end of year	(10.0)	(8.4)
STOCKHOLDERS’ EQUITY, end of period	8,160.7	7,525.1
NON-CONTROLLING INTEREST, beginning of period	58.6	51.2
Net earnings	3.1	3.3
Distributions paid	(1.8)	(1.3)
NON-CONTROLLING INTEREST, end of period	59.9	53.2
TOTAL EQUITY, end of period	$8,220.6	$7,578.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of March 31, 2022, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of March 31, 2022 and the results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. The December 31, 2021 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2021 and notes included in the Company’s 2021 annual report on Form 10-K.

CUAJONE STOPPAGE OF OPERATIONS

On February 28, 2022 a small group of protesters from the community of Tumilaca, Pocata, Coscore and Tala, which have 472 residents in total, seized the facilities at the Viña Blanca water reservoir and cut off the water supply to the homes of the approximately 5,000 people who live in Cuajone. Prior to this illegal action, on February 18, 2022, the railway between Cuajone and Ilo was also blocked by a group of community members. They claim the Company usurped their land and demand compensation of $5.0 billion, in addition to the permanent payment of 5% of net profits.

As of March 31, 2022, the Cuajone operations remained closed with an estimate production loss of 12,869 tonnes of copper content and 296 tonnes of molybdenum, which translates into a reduction in sales of $117 million. The Company also recorded $7.9 million of unabsorbed fixed costs, which directly impacted the cost of sales.

The effect on the Company´s net income and financial position was not material as of March 31, 2022. Sales contracts were not significantly affected and measures were taken to acquire concentrates from the Company´s Mexican Operations and third parties to maintain and adequate supply to the smelter. This prevented a force majeure event from delays in fulfilling the Company´s sales commitments.

As of March 31, 2022, the Company was expecting to enter into a dialogue with the protesters and the Peruvian authorities to secure an agreement to address reasonable social demands; restore the water supply to workers and their families, and resume operations at the Company Cuajone facilities. However, if this situation continues indefinitely, the Company may be forced to consider cost reduction measures, including the relocation or furlough of workers.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows (in millions):

	At March 31,	At December 31,
	2022	2021
Trading securities	$406.1	$486.5
Weighted average interest rate	0.4%	0.3%

Available-for-sale	$0.4	$0.4
Weighted average interest rate	0.7%	0.7%
Total	$406.5	$486.9

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and as of March 31, 2022 and December 31, 2021, included asset and mortgage backed obligations. As of March 31, 2022 and December 31, 2021, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended
	March 31,
	2022		2021
Trading:
Interest earned		$0.8	$0.4
Unrealized gain (loss) at the end of the period		$(0.1)	$0.1

Available-for-sale:
Interest earned		(*)	(*)
Investment redeemed	$	(*)	$0.1

(*) Less than $0.1 million.

NOTE 3 — INVENTORIES:

Inventories were as follows:

	At March 31,	At December 31,
(in millions)	2022	2021
Inventory, current:
Metals at average cost:
Finished goods	$79.1	$58.6
Work-in-process	381.8	340.7
Ore stockpiles on leach pads	260.7	259.7
Supplies at average cost	308.3	313.9
Total current inventory	$1,029.9	$972.9
Inventory, long-term:
Ore stockpiles on leach pads	$1,082.0	$1,097.6

During the three months ended March 31, 2022 and 2021, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $61.5 million and $54.8 million, respectively. Leaching inventories recognized in cost of sales amounted to $76.0 million and $71.6 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first three months of 2022 and 2021 consisted of (in millions):

	2022	2021
Statutory income tax provision	$511.6	$427.3
Peruvian royalty	17.0	11.6
Mexican royalty	58.0	47.4
Peruvian special mining tax	25.5	21.2
Total income tax provision	$612.1	$507.5

Effective income tax rate	43.8%	40.1%

These provisions include income taxes for Peru, Mexico and the United States. The Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The increase in the effective income tax rate in 2022 compared to the same period in 2021 was primarily attributable to the fact that the Company registered uncertain tax provisions in the Peruvian jurisdiction.

Peruvian royalty and special mining tax: The Company has accrued $42.5 million and $32.8 million of royalty charge and special mining tax as part of the income tax provision in the first quarter of 2022 and 2021, respectively.

Mexican mining royalty: The Company has accrued $58 million and $47.4 million of royalty taxes as part of the income tax provision for the first quarter of 2022 and 2021, respectively.

Accounting for uncertainty in income taxes: In the first three months of 2022, the company recorded a receivable, current liability and non-current liability for the Peruvian jurisdiction that increased tax expense by approximately $33.8 million. The Company’s current asset and current liability for uncertain tax positions net to $22.1 million and represent the anticipated cash refunds or payments within 12 months.

Tax Law Changes:

On December 28, 2021, the U.S. Treasury and the IRS released final regulations addressing various aspects of the foreign tax credit regime. The regulations apply to years beginning after December 28, 2021 and they are not expected to have a material impact on the Company’s financial statements.

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

Receivable and payable balances with related parties are shown below (in millions):

	At March 31,	At December 31,
	2022	2021
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$7.0	$10.0
Americas Mining Corporation (“AMC”)	0.1	0.1
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.3	0.3
Mexico Generadora de Energia S. de R.L. ("MGE")	21.8	38.4
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.2	0.2
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.1	0.1
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.4	—
Operadora de Cinemas, S.A. de C.V.	(*)	(*)
	$29.9	$49.1

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	$4.2	$9.5
Asarco LLC	29.6	14.9
Eolica El Retiro, S.A.P.I. de C.V.	0.4	2.7
Ferrocarril Mexicano, S.A. de C.V.	9.3	4.0
Grupo Mexico Servicios	13.6	11.1
MGE	51.3	57.2
Mexico Compania Constructora S.A de C.V.	3.5	2.0
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	1.1	0.9
Controladora de Infraestructura Energética México S.A. de C.V.	0.9	—
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.1	0.3
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	0.3	0.5
Operadora de Cinemas, S.A. de C.V.	(*)	0.2
	$114.3	$103.3

(*) Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the first three months of 2022 and 2021 (in millions):

	2022	2021
Purchase activity
Asarco LLC	$14.6	$3.7
Eolica El Retiro, S.A.P.I. de C.V.	0.9	0.2
Ferrocarril Mexicano, S.A. de C.V.	5.2	10.9
Grupo Mexico Servicios	5.0	2.5
AMMINCO	2.2	4.6
MGE	70.1	77.7
Mexico Compania Constructora S.A. de C.V.	5.1	13.0
Controladora de Infraestructura energética S.A. de C.V.	0.8	—
Grupo Mexico Servicios de Ingenieria S. A. de C.V.	1.3	1.4
Total purchases	$105.2	$114.0
Sales activity
Asarco LLC	$11.4	$6.9
MGE	34.5	37.9
Total sales	$45.9	$44.8

Grupo Mexico, the parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company. These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services. The Company pays Grupo Mexico, AMMINCO and Grupo Mexico Servicios, subsidiaries of Grupo Mexico, for these services and expects to continue requiring these services in the future.

In the first quarter of 2022, the Company did not make donations to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations. In the same period of 2021, the Company made donations of $0.5 million to this organization.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano, S.A de C.V., which is a subsidiary of Grupo Mexico. Additionally, the Company´s Mexican operations paid fees for specialized technical and environmental services to obtain the energy license for El Arco project provided by Controladora de Infraestructura energetica S.A. de C.V., a subsidiary of Infraestructura y transportes Mexico S.A. de C.V., which is a subsidiary of Grupo Mexico.

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

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying 0.2% of its power output to third-party energy users, compared to 2.7% as of March 31, 2021.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro supplies approximately 46.6% of its power output to IMMSA and Mexcobre, compared to 9.3% as of March 31, 2021.

The Company sold starter sheets, copper concentrate, sulfuric acid, silver and gold to Asarco LLC. The Company also received fees for natural gas and services provided to MGE, a subsidiary of Grupo Mexico.

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the first three months of 2022 and 2021 (in millions):

	2022		2021
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.		$0.1		$0.1
Mextransport		0.4		0.4
Operadora de Cinemas S.A. de C.V.		(*)		0.1
Total purchases		$0.5		$0.6

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$	(*)	$	(*)
Mextransport		0.5		0.4
Operadora de Cinemas S.A. de C.V.		(*)		(*)
Total sales		$0.5		$0.4

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

Cash Flow Hedges of Natural Gas

The Company’s objective in using natural gas derivatives is to protect the stability of natural gas costs and manage exposure to natural gas price increases. To protect natural gas costs from estimated price increases in the past winter season, the Company acquired two derivative instruments that began in November 2021 and ended in March 2022.

Derivative instruments and its effects as of March 31, 2022, were as follows:

Derivatives designated as hedging instruments under ASC 815	Call Option		Financial Swap Cash Settlement
Commodity contracts	Natural gas		Natural gas
Gas volume (MMBTUs)	5,285,000		5,285,000
Hedge premium ($per MMBTU)	0.55		-
Reference price (swap: $per MMBTU))	Prior month average IFREC price		3.75
Hedge	Daily fluctuation range		Monthly average price
	1Q 2022	November 2021 - March 2022	1Q 2022	November 2021 - March 2022
Cost (million $)	(1.7)	(2.9)	-	-
Profit (million $)	0.5	0.5	1.7	4.7
Net favorable/unfavorable effect (million $)	(1.2)	(2.4)	1.7	4.7
	1Q 2022		November 2021 - March 2022
Combined profit (million $)	0.5		2.3

The Company assessed these derivative instruments as Cash Flow Hedges. As such, the effective portions of said hedges were initially reported in Other Comprehensive Income (OCI) and were reclassified as earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affected earnings. The Company did not identify any ineffective portions of these derivatives.

As of March 31, 2022 and the same period of 2021, the Company did not hold any derivative instruments.

NOTE 7 — LEASES:

The Company has operating leases for power generating facilities, vehicles and properties. The Company recognizes leasing expenses for these leases on a straight-line basis over the lease term. Some of the Company’s leases include both lease and non-lease components which are accounted for separately. The Company’s leases have remaining lease terms of one year to 11 years, and do not include options to extend the leases. The Company’s lease agreements do not contain options to purchase the leased assets or to terminate the leases before the expiration date. In addition, the Company’s lease contracts have no material residual value guarantees or material restrictive covenants. As none of the Company’s leases stipulates an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The weighted average remaining lease term for the Company’s leases is eight years, and the weighted average discount rate for these leases is 3.71%.

The operating lease expense recognized in the first three months of 2022 and 2021 was classified as follows (in millions):

Classification	2022	2021
Cost of sales (exclusive of depreciation, amortization and depletion)	$28.8	$28.6
Selling, general and administrative	(*)	(*)
Exploration	(*)	(*)
Total lease expense	$28.8	$28.6

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2022	$86.1
2023	113.9
2024	106.3
2025	105.3
2026	105.1
After 2026	624.2
Total lease payments	$1,140.9
Less: interest on lease liabilities	(240.1)
Present value of lease payments	$900.8

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

On June 24, 2019, MINEM approved a change to the guarantees required for the mining closure plans. The new regulation specifies that annual guarantees can be secured with real estate up to a maximum of 50% and the remaining amount with credit instruments. Currently, the Company has pledged the value of its Lima office complex for the 50% of the guarantee and with a stand-by letter of credit for the other 50% as a security for this obligation.Through January 2022, the Company has provided total guarantees of $66.3 million.

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

In the first quarter of 2022, the Company adjusted its estimate for the asset retirement obligation for its Mexican operations following a detailed review of the closing activities required. The effect was an increase in the asset retirement obligation to the order of $43.3 million.

The following table summarizes the asset retirement obligation activity for the first three months of 2022 and 2021 (in millions):

	2022	2021
Balance as of January 1	$562.9	$545.0
Changes in estimates	43.3	—
Closure payments	(2.0)	(0.2)
Accretion expense	6.5	6.1
Balance as of March 31,	$610.7	$550.9

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

The components of net periodic benefit costs for the first three months of 2022 and 2021 are as follows (in millions):

(in millions)	2022	2021
Service cost	$0.4	$0.4
Interest cost	0.5	0.3
Expected return on plan assets	(1.0)	(0.8)
Amortization of net loss/(gain)	0.1	0.1
Net periodic benefit cost	$—	$—

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

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the first three months of 2022 and 2021 are as follows (in millions):

(in millions)	2022	2021
Interest cost	$0.4	$0.4
Amortization of net loss (gain)	(*)	(*)
Amortization of prior service cost/ (credit)	(*)	0.1
Net periodic benefit cost	$0.4	$0.5

NOTE 10 — COMMITMENTS AND CONTINGENCIES:

Environmental matters:

The Company has established comprehensive environmental conservation programs at its mining facilities in Peru and Mexico. The Company’s environmental programs include, water recovery systems to conserve water and minimize the impact on nearby streams, reforestation programs to stabilize the surface of the tailings dams and the implementation of scrubbing technology in the mines to reduce dust emissions, among others.

Environmental capital investments in the first quarter of 2022 and 2021 were as follows (in millions):

	2022	2021
Peruvian operations	$1.4	$0.1
Mexican operations	12.6	5.4
	$14.0	$5.5

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree that defined new AQS for daily sulfur dioxide in the air. As of March 31, 2022, the Company maintains a daily average level of µg/m3 of SO2, lower than those required by the new AQS.

Soil Environmental Quality Standards (“SQS”): In 2013, the Peruvian government enacted Soil Quality Standards. In accordance with the regulatory requirements of the law, the Company prepared Soil Decontamination Plans (“SDP”) for environmentally impacted sites at each of its operation units (Toquepala, Cuajone and Ilo) with the assistance of consulting companies. The costs of these SDPs are not material, either individually or in aggregated form, for the financial statements of the Company.

Climate change: On April 17, 2018, the Peruvian government enacted Law N. 30754, establishing a Climate Change

Framework. This law establishes that it is in the national interest to promote public and private investments in climate change management. The law proposes creating an institutional framework to address climate change in Peru, and outlines new measures, particularly with respect to climate change mitigation. For example, it includes provisions addressing an increase in carbon capture and use of carbon sinks, afforestation and reforestation practices; land use changes; and sustainable systems of transportation, solid waste management, and energy systems. This is the first Latin American climate change framework law to incorporate obligations from the Paris Agreement. Regulations to this law were enacted by Supreme Decree 013-2019 published on December 31, 2019, and are applicable to all Peruvian institutions and agencies. It is expected that further Peruvian regulations will be applicable to non-governmental entities. However, no carbon pricing mechanism is currently applicable to the Company’s operations in Peru.

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

In 2011, the General Law was amended to provide an individual or entity the ability to challenge administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment as long as it can be argued that the harm may be caused. Additionally, amendments to the Civil Federal Procedures Code (“CFPC”) were enacted in 2011, and established three categories of collective actions under which a group of 30 or more individuals may be considered sufficient to prove a “legitimate interest” to file civil actions for injuries arising out of alleged violations of environmental, consumer protection, financial services and economic competition laws. The group can seek restitution or economic compensation for the alleged injuries or suspension of the activities which allegedly caused the injuries in question. The amendments to the CFPC may result in more litigation, with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

In 2013, the Environmental Liability Federal Law was enacted. This law establishes general guidelines for actions to be considered likely to cause environmental harm. If a possible determination regarding harm occurs, environmental clean-up and remedial actions sufficient to restore environment to a pre-existing condition should be taken. If restoration is not possible, compensation measures must be provided. Criminal penalties and monetary fines may be imposed under this law.

On February 2019, the Mexican Supreme Court confirmed the constitutionality of an ecological tax on extractive activities conducted in the state of Zacatecas, which taxes environmental remediation actions, emissions of certain gases to the atmosphere, emissions of polluting substances to the soil or water, and waste storage within the state. The Company has determined that this new environmental regulation will have no impact on its financial position.

Guaymas sulfuric acid spill: On July 9, 2019, there was an incident at the Company´s Marine Terminal in Guaymas, Sonora, that caused the discharge of approximately three cubic meters of sulfuric acid into the sea in the industrial port area.

The Guaymas bay has an estimated water volume of 340 million cubic meters. The spill, upon entering in contact with the sea’s alkaline conditions, led to quick dilution of the discharge. Thus, the sulfuric acid was naturally and immediately neutralized. As a result, the discharge was considered harmless; the report from the Ministry of Navy found that neither the flora nor fauna of the port area were affected.

On July 10, 2019, PROFEPA made a first inspection of the area, concluding that the Company executed all the appropiate procedures in order to contain the discharge, and no reference was made to the existence of negative impacts on the environment resulting from the incident.

On Friday, July 19, 2019, PROFEPA revisited the facilities to carry out a second inspection and declared a partial temporary shutdown that only affected the storage process and transportation of sulfuric acid at the terminal, arguing the absence of an authorization of environmental impact. It is important to note that these facilities have been in operation since 1979, prior to the 1988 Mexican General Law of Ecological Balance and the Protection of the Environment. Companies that were operating before the aforementioned law are exempt from the permit requirement. In addition, in 2009, PROFEPA awarded a certification of “Clean Industry and Environmental Quality” to the facility which was subsequently renewed four times (for a two-year period each time).

The Company filed a lawsuit against the closure, which was dismissed by a ruling on August 25, 2021. This ruling has been challenged through a motion to reopen the case, which was submitted on September 28, 2021. On January 4, 2022, the challenge was resolved. The authority imposed two fines and ruled that the temporary closure would remain in place until the environmental impact statement is obtained. The Company intends to appeal this ruling

The Company is not aware of the reasons or causes for this partial and temporary closure, but will continue working with the environmental authorities to provide assurance that the operation is in strict compliance with environmental regulations. The Company expects the environmental authorities to suspend the partial temporary shutdown, once their concerns are resolved. Currently, the Company does not expect any impact on its operations. As of March 31, 2022, the matter is pending resolution.

Climate change: Several taxes are applicable to the Company’s mining operations in Mexico, including federal and state fossil fuel taxes, and the requirements associated with Mexico’s emission trading scheme. These taxes range from $2.5/tCO2 to $12.5/tCO2, approximately. These refer to regional taxes applicable in the States of Baja California and Zacatecas, as well as a federal tax linked to Mexico’s carbon market system which is currently in its pilot phase. The requirements associated with this scheme are currently applicable only to two business units, the metallurgic and lime plants in Sonora, which generate annual GHG emissions levels above the threshold of 100,000 tCO2e per year contemplated by the scheme. These business units are required to report and verify their emissions once a year with average costs of less than $6,000 per unit. Units that emit more than 25,000 tonnes CO2 equivalent per year (all our Mexican units) are required to report their emissions to the National Emissions Registry (RENE) every year and to verify the reported emissions every three years. As a result, the Company’s total annual compliance costs related to climate change regulations in Mexico were not material to the Company.

The Company has also been participating in Mexico’s “GHG Program” since its inception in 2005, which is a voluntary initiative for the registry and reporting of greenhouse gases emissions.

The Company believes that all of its facilities in Peru and Mexico are in material compliance with environmental, mining and other applicable laws and regulations. The Company also believes that continued compliance with environmental laws of Mexico and Peru will have no material adverse effects on the Company’s business, properties, or operating results.

Litigation matters:

Peruvian operations:

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

The del Carpio Lazo case was rejected by the court of first instance on November 14, 2016. The plaintiff filed an appeal before the Superior Court on January 3, 2017. On January 9, 2018, the lawyers of both parties presented their respective positions before the Appellate Court. On March 8, 2018, the Appellate Court issued its final decision, which upheld the first instance court´s ruling. On April 27, 2018, the plaintiff filed an extraordinary appeal before the Supreme Court. On January 21, 2022, the Supreme Court rejected the extraordinary appeal filed by the plaintiff. Therefore, the case has concluded in favor of SCC’s Peruvian Branch.

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On

November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of March 31, 2022, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. Oral arguments took place on July 19, 2019,. On January 7, 2020, the Judge decided to suspend the proceeding until the del Carpio Lazo case is concluded. On March 3, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. As of March 31, 2022, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. On May 2016, the Company was included in the process, after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazo case is concluded. On March 3, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. As of March 31, 2022, the case remains pending resolution.

The Gobierno Regional de Arequipa case is currently before the lower court. The Company answered the complaint on September 15, 2020. On February 8, 2021, the Judge decided to suspend the proceeding until the del Carpio Lazo case is concluded. On March 24, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. As of March 31, 2022, the case remains pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has, since 1995, constructed and operated the tailings dams with proper governmental authorization. Following a motion filed by the Peruvian Branch, the lower court included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of March 31, 2022, the case was pending resolution without further developments.

SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. The amount of this contingency cannot be reasonably estimated by management at this time.

Mexican operations:

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of March 31, 2022.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. As of March 31, 2022, three lawsuits are still pending: two were filed by Acciones Colectivas de Sinaloa, A.C. and one by Defensa Colectiva, A.C., requesting precautionary measures in the construction of facilities to monitoring public health services and prohibiting the closure of the Rio Sonora Trust.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. In the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages. These lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria Peña Molina, et al; these actions were dismissed by the court, because they have expired. As of March 31, 2022, forty-five cases remain pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard to the spill in August 2014. The plaintiffs in these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. With regard to the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures. This public meeting will have no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, it has informed the corresponding Judge its compliance with the resolution, in which BVC was required to implement additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, with six months granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions imposed. The foregoing does not impact BVC’s operations. Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of March 31, 2022, the remaining cases were still pending resolution.

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

In October 2019, the plaintiff amended the complaint to include claims related to certain administrative services contracts between the Company’s subsidiaries and Grupo Mexico. The amended complaint alleges, among other things, that the construction, mineral, transportation, and administrative services contracts were unfair as a result of breaches of fiduciary duties and the Company’s charter. The amended complaint also added Americas Mining Corporation (“AMC”) as a defendant, alleging that AMC breached its fiduciary duties as a controlling stockholder of the Company. The amended complaint seeks, among other things, unspecified monetary damages. In January 2020, the Company, the current and former Directors, and Grupo Mexico responded to the complaint by filing motions to dismiss. The Plaintiff filed a brief in response to the motions on March 13, 2020. On July 16, 2020, the Court denied the motions to dismiss the breach of fiduciary duty claims against the Directors. On October 6, 2020, the Court dismissed the Plaintiff’s claims against Grupo Mexico for lack of personal jurisdiction. On February 11, 2021, the Court granted the Directors’ motion to dismiss plaintiff’s breach of contract claim. The Court also granted AMC’s motion to dismiss all claims against AMC other than those related to the mineral contracts.

On July 12, 2021, the parties reached an agreement-in-principle to settle the lawsuit, subject to Court approval. On September 29, 2021, the parties filed a Stipulation and Agreement of Compromise, Settlement and Release with the Court. On February 1, 2022, the Judge approved the settlement and awarded certain fees to the plaintiff’s attorneys. The Judge’s order for this decision was registered on February 2, 2022. Under applicable law, there was a 30-day period for parties to appeal the Judge's order. This period expired on March 4, 2022, and therefore the Judge's order is considered final.

Labor matters:

Peruvian operations: 72.8% of the Company's 4,675 Peruvian employees were unionized at March 31, 2022. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

During 2021, the Company decided to hold talks with the six unions to sign collective agreements prior to their effective dates. As a result, between June and December 2021, the Company signed collective agreements with the six unions with durations between three to six years. All of them granted annual salary increases of 5%. Additionally, each agreement granted, among other things, a signing bonus of between S/45,000 (approximately $12,159) and S/90,000 (approximately $22,318), depending on the duration of the agreement. A long-term agreement bonus of S/10,000

(approximately $2,702) was granted to the union that signed a six-year extension of the collective bargaining agreement. All these concepts were recorded as labor expense.

As of March 31, 2022, the Company has no pending negotiations with Peruvian unions.

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

As of March 31, 2022, the Company had completed most of the rehabilitation plan to restore operations at the San Martin mine, at a total expense of approximately $90.5 million; the mine has since reached full operating capacity.

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of March 31, 2022, the case was pending resolution without further developments.

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

Peruvian Operations:

Tia Maria

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

Tia Maria´s project budget is approximately $1.4 billion, of which $332.3 million had been invested as of March 31, 2022. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and therefore, do not release any emissions into the atmosphere.

Michiquillay

In June 2018, the Company signed a contract for the acquisition of the Michiquillay copper project in Cajamarca, Peru, at a purchase price of $400 million. Michiquillay is a world-class mining project with estimated inferred mineral resources of 2,288 million tonnes with an estimated copper grade of 0.43%. It is expected to produce 225,000 tonnes of copper per year (along with by-products of molybdenum, gold and silver) for an initial mine life of more than 25 years.

On September 3, 2021, the Company signed a social agreement with the Michiquillay community. On October 1, 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed environmental impact study for the project. Additionally, on November 12, 2021, the Company signed a Social Agreement with the Encañada Community. These events will allow the Company to initiate an in-depth exploration program in the second quarter of 2022.

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

Corporate Social Responsibility

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to funding various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $120.2 million). In relation to this commitment, the Company has recently completed the construction of a school with an investment of S/18.8 million (approximately $5.1 million), has co-financed the construction of the Cularjahuira dam for S/15.6 million (approximately $4.2 million) and is preparing the study of engineering for the Callazas dam for S/2.6 million (approximately $0.7 million).

As the Toquepala expansion project has been completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $34.6 million in its condensed consolidated financial statements as of March 31 2022.

In addition, the Company has committed S/70.3 million (approximately $19.0 million) for the construction of a high-performance school in the Tacna region under the “social investment for taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs and to determine the ways that the Company can contribute to sustainable development in the region. Currently, the roundtable is discussing the creation of a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $270.2 million). While final funding is not yet settled, the Company has committed to contribute S/108.4 million (approximately $29.3 million) as an advance, which is being utilized to fund an educational project. In addition, there is a commitment to finance the construction of a residual water treatment plant in Ilo for S/79.9 million (approximately $21.6 million), to build three schools in Moquegua for S/15.9 million (approximately $4.3 million) and to build tracks and sidewalks in Pacocha for S/6.4 million (approximately $1.7 million).

In addition, the Company has committed S/100.4 million (approximately $27.1 million) to build two infrastructure projects in the Moquegua region under the “social investment for taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements

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

Mexican operations:

Power purchase agreements

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

Corporate operations:

Commitment for capital projects

As of March 31, 2022, the Company had committed approximately $369.2 million to the development of its capital investment projects at its operations.

Tax contingency matters:Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 4 “Income taxes”).

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the three-month period ended March 31, 2022 and 2021 is as follows (in millions):

	2022	2021
Southern Copper common shares
Balance as of January 1,	$2,767.2	$2,767.5
Used for corporate purposes	(0.1)	—
Balance as of March 31,	2,767.1	2,767.5

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	306.8	296.0
Other activity, including dividend, interest and foreign currency translation effect	13.8	(2.3)
Balance as of March 31,	320.6	293.7
Treasury stock balance as of March 31,	$3,087.7	$3,061.2

Southern Copper Common Shares:

At March 31, 2022 and at December 31, 2021, there were in treasury 111,506,017 and 111,509,217 shares of SCC’s common stock, respectively.

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

There has been no activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price for SCC common shares as of March 31, 2022 was $75.90 and the maximum number of shares that the Company could purchase at that price was 1.1 million.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of March 31, 2022.

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

	2022	2021
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(405,200)	(391,600)
Granted in the period	(3,200)	—
Total shares granted at March 31,	(408,400)	(391,600)
Remaining shares reserved	191,600	208,400

Parent Company common shares:

At March 31, 2022 and at December 31, 2021 there were in treasury 79,728,356 and 79,800,655 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the first three months of 2022 and 2021 and the unrecognized compensation expense under this plan were as follows (in millions):

	2022	2021
Stock based compensation expense	$0.2	$0.2
Unrecognized compensation expense	$0.6	$1.2

The following table presents the activity of this plan for the three months ended March 30, 2022 and 2021:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2022	867,234	$2.63
Granted		—
Exercised	(16,394)	$2.63
Forfeited		—
Outstanding shares at March 31, 2022	850,840	$2.63
Outstanding shares at January 1, 2021	1,264,410	$2.63
Granted	—	—
Exercised	(293,041)	$2.63
Forfeited	—	—
Outstanding shares at March 31, 2021	971,369	$2.63

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

The stock based compensation expense for the three months ended March 31, 2022 and 2021 and the unrecognized compensation expense under this plan were as follows (in millions):

	2022	2021
Stock based compensation expense	$0.2	$0.2
Unrecognized compensation expense	$2.9	$3.6

The following table presents the stock award activity of this plan for the three months ended March 31, 2022 and 2021:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2022	3,173,924	$1.86
Granted		$—
Exercised	(115,903)	1.86
Forfeited		—
Outstanding shares at March 31, 2022	3,058,021	$1.86
Outstanding shares at January 1, 2021	3,918,458	$1.86
Granted	—	—
Exercised	(592,768)	—
Forfeited	—	—
Outstanding shares at March 31, 2021	3,325,690	$1.86

Non-controlling interest:

The following table presents the non-controlling interest activity for the three months ended March 31, 2022 and 2021 (in millions):

	2022	2021
Balance as of January 1,	$58.6	$51.2
Net earnings	3.1	3.3
Dividend paid	(1.8)	(1.3)
Balance as of March 31,	$59.9	$53.2

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table, which provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021 (in millions):

	At March 31, 2022		At December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	6,497.3	7,657.2	6,496.4	$8,506.0
Long-term debt level 2	51.2	64.4	51.2	67.2
Total long-term debt	$6,548.5	$7,721.6	$6,547.6	$8,573.2

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of March 31, 2022 and December 31, 2021 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$406.1	$406.1	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.2	—	0.2	—
Mortgage backed securities	0.2	—	0.2	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	950.6	950.6	—	—
Molybdenum	268.2	268.2	—	—
Total	$1,625.3	$1,624.9	$0.4	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$486.5	$486.5	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.2	—	0.2	—
Mortgage backed securities	0.2	—	0.2	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	876.2	876.2	—	—
Molybdenum	288.3	288.3	—	—
Total	$1,651.4	$1,651.0	$0.4	$—

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

NOTE 13 — REVENUE:

The Company’s net sales were $2,763.8 million in the three months ended March 31, 2022, compared to $2,532.5 million in the same period of 2021. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended March 31, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$533.8	$130.8	$—	$(40.0)	$624.6
United States	455.6	15.7	90.8	—	562.1
Peru	115.0	—	177.5	(114.7)	177.8
Brazil	—	5.2	119.1	—	124.3
Chile	—	—	103.5		103.5
Other American countries	6.5	—	5.4	—	11.9
Europe:
Switzerland	227.4	8.3	191.1		426.8
Italy	0.5	4.0	67.5		72.0
Spain	93.2	—	1.7		94.9
Other European countries	30.8	8.4	86.1		125.3
Asia:
China	112.4	—	—	—	112.4
Singapore	4.7	4.9	52.2		61.8
Japan	22.0	—	161.4	—	183.4
Other Asian countries	44.3	0.2	38.5	0	83.0
Total	$1,646.2	$177.5	$1,094.8	$(154.7)	$2,763.8

	Three Months Ended March 31, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$453.4	$66.6	$—	$(26.1)	$493.9
United States	389.4	17.0	19.1	—	425.5
Peru	—	—	147.4	—	147.4
Brazil	—	2.0	97.0	—	99.0
Chile	1.9	—	56.1	—	58.0
Other American countries	10.3	0.7	1.8	—	12.8
Europe:
Switzerland	294.5	7.0	92.3	—	393.8
Italy	—	0.9	73.2	—	74.1
Spain	91.0	—	19.9	—	110.9
Other European countries	73.4	26.5	81.0	—	180.9
Asia:
China	55	—	1.9	—	56.6
Singapore	71.6	3.6	127.1	—	202.3
Japan	21.4	—	162.6	—	184.0
Other Asian countries	16.9	—	76.4	—	93.3
Total	$1,478.5	$124.3	$955.8	$(26.1)	$2,532.5

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,368.4	$22.4	$893.9	$(129.8)	$2,154.9
Molybdenum	150.4	—	125.4	—	275.8
Silver	66.7	37.0	23.1	(21.6)	105.2
Zinc	—	98.6	—	(0.3)	98.3
Other	60.7	19.5	52.4	(3.0)	129.6
Total	$1,646.2	$177.5	$1,094.8	$(154.7)	$2,763.8

	Three Months Ended March 31, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,280.5	$23.8	$826.8	$(13.7)	$2,117.4
Molybdenum	91.1	—	78.5	—	169.6
Zinc	72.7	48.5	29.5	(11.7)	139.0
Silver	—	35.2	—	0.5	35.7
Other	34.2	16.8	21.0	(1.2)	70.8
Total	$1,478.5	$124.3	$955.8	$(26.1)	$2,532.5

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of March 31, 2022:
Trade receivables	$728.6	$60.5	$510.3	$(113.6)	$1,185.8
Related parties, current	27.4	0.2	0.1	2.2	29.9

As of December 31, 2021:
Trade receivables	$656.0	$51.2	$651.5	$—	$1,358.7
Related parties, current	46.9	0.2	—	2.0	49.1

As of March 31, 2022, the Company has long-term contracts with promises to deliver the following products in 2022:

Copper concentrates (in tonnes)	118,000
Copper cathodes (in tonnes)	48,000
Molybdenum concentrates (in tonnes)	37,000
Sulfuric acid (in tonnes)	354,851

Provisionally priced sales: At March 31, 2022, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the March 31, 2022 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2022:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	201.9	4.71	April 2022 through July 2022
Molybdenum	13.9	19.30	April 2022 through June 2022

The provisional sales price adjustment included in accounts receivable and net sales as of March 31, 2022 includes positive adjustments of $29.4 million for copper and $3.3 million for molybdenum.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended March 31, 2022
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,646.2	$137.5	$1,094.8	$(114.6)	$2,763.8
Intersegment sales	—	40.0	—	(40.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	548.3	131.7	469.1	(91.4)	1,057.7
Selling, general and administrative	15.5	2.4	8.5	3.9	30.3
Depreciation, amortization and depletion	98.0	11.3	77.6	9.7	196.6
Exploration	0.5	1.1	6.8	0.7	9.1
Operating income	$983.8	$31.0	$532.8	$(77.5)	1,470.1
Less:
Interest, net					(83.1)
Other income (expense)					11.7
Income taxes					(612.1)
Equity earnings of affiliate					1.2
Non-controlling interest					(3.1)
Net income attributable to SCC					$784.7
Capital investment	$89.3	$31.7	$81.2	$3.0	$205.2
Property and mine development, net	$4,662.5	$593.5	$3,685.8	$551.1	$9,492.9
Total assets	$8,611.5	$1,080.9	$4,792.3	$3,414.2	$17,898.9

	Three Months Ended March 31, 2021
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,478.5	$98.2	$955.8	$—	$2,532.5
Intersegment sales	—	26.1	—	(26.1)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	509.9	80.4	385.0	(31.5)	943.8
Selling, general and administrative	15.9	2.1	9.4	2.7	30.1
Depreciation, amortization and depletion	95.6	13.9	81.4	9.7	200.6
Exploration	0.5	1.3	4.0	0.6	6.4
Operating income	$856.6	$26.6	$476.0	$(7.6)	1,351.6
Less:
Interest, net					(87.2)
Other income (expense)					2.3
Income taxes					(507.5)
Equity earnings of affiliate					7.9
Non-controlling interest					(3.3)
Net income attributable to SCC					$763.8
Capital investment	$149.6	$14.3	$66.5	$2.2	$232.6
Property and mine development, net	$4,653.8	$548.4	$3,707.3	$544.9	$9,454.4
Total assets	$7,698.0	$965.1	$4,915.5	$3,639.2	$17,217.8

NOTE 15 — SUBSEQUENT EVENTS:

Dividends:

On April 28, 2022, the Board of Directors authorized a dividend of $1.25 per share payable on May 31, 2022 to shareholders of record at the close of business on May 17, 2022.

Peruvian income tax refund:

On April 12, 2022, the Peruvian branch of the Company received a tax refund of S/124.8 million (approximately $33.6 million) from SUNAT as a reimbursement of a 2015 claim of taxes related to the exchange difference of a loan with Southern Copper Corporation at that year.

Cuajone mine restore of operations:

After several unsuccessful attempts by the authorities to restore order through dialogue, on April 20, 2022, the Peruvian government declared a state of emergency in the Moquegua region. On April 21, 2022, the protesters returned the installations of the Viña Blanca water reservoir and the railway to the Company. The Company’s personnel immediately evaluated the damage caused to the facilities by acts of vandalism and took the necessary steps to resume production at the Cuajone mining unit. As of today, the industrial railroad and the Cuajone mine, concentrator and related facilities are operating at full capacity.

On April 30, 2022, the Peruvian government issued a Ministerial Resolution to set up a three-party-round-table for dialogue with members of the community, government and Company officers to better understand all parties’ concerns.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of Southern Copper Corporation and its subsidiaries (collectively, “SCC”, “the Company”, “our”, and “we”). This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2021.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the first quarter of 2022, approximately 78.0% of our revenue came from the sale of copper; 10.0% from molybdenum; 3.8% from silver; 3.6% from zinc; and 4.6% from various other products, including gold, sulfuric acid and other materials.

●	Copper: In the first quarter of 2022, the LME copper price increased from an average of $3.85 per pound in the first quarter of 2021 to $4.53 (+17.7%). Currently, we are seeing prices in the range of $4.40 to $4.50, which remains higher than the 2021 average of $4.23 per pound and bodes a positive outlook for the Company. We believe the following factors are influencing the market:

●	The most relevant market intelligence houses for the copper market are expecting a market deficit for 2022 of about 100,000 tonnes.
●	This assumes growth in demand of 2.0 -2.5% in 2022, particularly in terms of cathode consumption in the U.S. An economic slowdown is expected in China due to the recent COVID-19 outbreak.
●	Uncertainty regarding future production growth in Chile and Peru, which together represent about 40% of the global supply. Chile registered a production drop of 7.0% in the first quarter of 2022, while 20% of Peru’s production is currently at risk due to social conflicts.
●	Russia’s copper supply (about 400,000 tonnes per year) has been shut out of the market due to the invasion of Ukraine.

●	Molybdenum: Represented 10.0% of our sales in the first quarter of 2022 and is currently our most important by-product. Molybdenum prices averaged $18.99 per pound in the first quarter of 2022, compared to $11.19 in the same period of 2021. This represented a 69.7% increase.

Regarding this by-product, we believe that prices will be supported by lower exports from China; an uptick in delivery times; and port congestion. We expect these factors will help maintain prices at good levels.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness and corrosion and heat resistance. New uses for this metal are associated with lubricants, sulfur filtering of heavy oils and shale gas production.

●	Silver: Represented 3.8% of our sales in the first quarter of 2022. We believe that the prices for silver will be supported by its intensive level of industrial use and the fact that, like gold, it represents value shelter in times of economic turmoil.

●	Zinc: Represented 3.6% of our sales in the first quarter of 2022. We consider zinc has very good long term fundamentals due to high levels of industrial consumption and expected production.

●	Production: For 2022, we expect to produce 895,800 tons of copper, which represents a decrease of 6.5% compared to 2021. Production will continue to be affected by the stoppage at Cuajone and by the temporary reduction in ore grades and recoveries at the Peruvian operations.

We expect our copper production to bounce back in 2023 and reach 971,200 tonnes as we get Peruvian production back on track and generate new production through our projects at Pilares and Buenavista-Zinc Concentrator.

We also expect to produce 25,300 tonnes of molybdenum, which represents a decrease of 16.4% over our 2021 production levels. In 2022, we expect to produce 18.7 million ounces of silver, which represents a slight decrease of 2.4% over our 2021 production level. Additionally, we expect to produce 69,700 tonnes of zinc from our mines, up 4.1% from 2021 production.

●	Capital Investments: In the first quarter of 2022, we spent $205.2 million on capital investments; this represented 25.6% of net income and an decrease of 11.8% compared to the amount registered for the same period in 2021.

CYBERSECURITY

Our operations depend upon information technology systems that may be subject to disruption, damage or failure from different sources, including, without limitation, installation of malicious software, computer viruses, security breaches, cyber-attacks and defects in design. In recent years, cybersecurity incidents have increased in frequency and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. We have implemented appropriate preventative measures to mitigate potential risks by implementing an information security management system, which ensures application of controls that are frequently reviewed and tested.

In March 2021, we experienced a Ransomware cyber-attack, which was conducted by individual hackers. This cyber-attack encrypted a total of 420 servers and units of personal equipment. However, due to the quick response of our IT team, our Enterprise Resource Planning software was not affected by the aforementioned attack.

After the attack, we immediately began a remediation and recovery process and completely restored the affected servers. The forensic investigation did not identify concrete evidence that any information was stolen during the attack. However, we maintain active lines of cyberintelligence and continue to monitor the DarkWeb/DeepWeb and social networks to identify any publication or activity related to the Company to validate the technological controls affected during the attack and ensure that our systems infrastructure remains secure.

In March 2021, we appointed a new head of the Information Technology Department, who implemented a new information security strategy to ensure business continuity based on processes (controls and corporate governance framework), technology and human capital (organizational culture). In July 2021, Grupo Mexico appointed a Chief Information Security Officer, who has been actively involved in the development and implementation of this information security strategy. In addition, from July to September of 2021, we performed a cybernetic forensic analysis with the assistance of a professional consulting firm with international experience in this area. The recommendations received were integrated in current information security programs.

Additionally, AMC set up a task force to oversee ongoing initiatives and ensure that targets are met. We are actively following this matter with the task force, our internal audit team and; will also require the expertise of third parties.

Our new information security strategy is being executed on a continuous basis. The compliance, internal control, information technology and internal audit departments are all working together to integrate reference frameworks, risk management models and the necessary controls to continue executing this strategy and corresponding programs. To support our commitment to the strategy, we are working under the international framework for reference and standard, such as ISO, COBIT and NIST, to certify the Company´s security systems. The Company has also established an information security culture with the purpose of training, communicating and maintaining permanent awareness among the workforce. On the governance framework side, the Company has created a Committee of Information Security and set up security policies and standards, among other actions.

For 2022 we have a non-material special budget to continue improvements in this area.

CUAJONE STOPPAGE OF OPERATIONS

On February 28, 2022, a small group of protesters from the community of Tumilaca, Pocata, Coscore and Tala, which have of 472 residents in total, seized the facilities at the Viña Blanca water reservoir and cut off the water supply to the homes of the approximately 5,000 people who live in Cuajone. Prior to this illegal action, on February 18, 2022, the railway between Cuajone and Ilo was also blocked by a group of community members. They claim, the Company usurped their land and demand compensation of $5.0 billion, in addition to the permanent payment of 5% of net profits.

As of March 31, 2022, the Cuajone operations remained closed with an estimated production loss of 12,869 tonnes of copper content and 296 tonnes of molybdenum, which translates into a reduction in sales for $117. We also recorded $7.9 million of unabsorbed fixed costs, which directly impacted the cost of sales.

The impact to our results and financial position is not material as of March 31, 2022. Sales contracts were not significantly affected and measures were taken to acquire concentrates from our Mexican Operations and third parties to maintain and adequate supply to the smelter. This prevented a force majeure event from delays in fulfilling our sales sales commitments.

After several unsuccessful attempts by the authorities to restore order through dialogue efforts, on April 20, 2022, the Peruvian government declared a state of emergency in the Moquegua region. On April 21, 2022, the protesters returned the installations of the Viña Blanca water reservoir and the railway to the Company. Our personnel immediately evaluated the damage caused to the facilities by acts of vandalism and took the necessary steps to resume production at the Cuajone mining unit. As of today, the industrial railroad and the Cuajone mine, concentrator and related facilities are operating at full capacity.

On April 30, 2022, the Peruvian government issued a Ministerial Resolution to set up a three-party-round-table for dialogue with members of the community, government and Company officers to better understand all parties’ concerns.

ECONOMIC CONSEQUENCES OF RUSSIA´S INVASION OF UKRAINE

The Ukraine-Russia war that broke out in February of 2022, has generated a series of impacts in the global economy and on international trade. This has forced companies to adjust their supply and commercial plans to deal with shipping delays for goods and higher prices for the same. The increase in the cost of oil and energy, coupled with saturation at ports, which was already high due to a surge in global economic activity after the COVID-19 pandemic ebbed, has driven up the prices of the vast majority of products and generated uncertainty in economies. This situation is also affecting the countries in which we operate and in which our clients and suppliers operate, although the extent of the impact varies.

As of March 31, 2022, the impact of these events were not material for the Company due to our continuing cost efficiency programs. We are monitoring and adjusting our supply schedules to reflect the delay in the delivery of our critical supplies. Currently, our sales program has suffered no impacts.

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

Earnings: The table below highlights key financial and operational data of our Company for the three months ended March 31, 2022 and 2021 (in millions, except copper price, percentages and per share amounts):

	Three months ended March 31,
	2022	2021	Variance	% Change
Copper price LME	4.53	3.85	0.68	17.7%
Pounds of copper sold	458.4	529.6	(71.2)	(13.4)%
Net sales	$2,763.8	$2,532.5	$231.3	9.1%
Operating income	$1,470.1	$1,351.6	$118.5	8.8%
Net income attributable to SCC	$784.7	$763.8	$20.9	2.7%
Earnings per share	$1.02	$0.99	$0.03	3.0%
Dividends per share	$1.00	$0.60	$0.40	66.7%

Net sales in the first quarter of 2022 were 9.1% higher than in the same period of 2021, which was primarily attributable to higher metal prices for copper (+17.7%), molybdenum (+69.7%) and zinc (+36.0%), as well as to an increase in the sales volume of zinc (+98.8%). This was offset by a decrease in silver (-8.5%) prices as well as decreases in sales volume of copper (-13.4%), molybdenum (-2.4%) and silver (-16.8%).

Net income attributable to SCC in the first quarter of 2022 was 2.7% higher than in the same period of 2021. This growth was mainly attributable to the increase in metal prices and sales volumes mentioned above.

Production: The table below highlights our mine production data for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021	Variance	% Change
Copper (in million pounds)	472.8	525.6	(52.8)	(10.0)%
Molybdenum (in million pounds)	15.6	15.9	(0.3)	(1.9)%
Silver (in million ounces)	4.3	5.0	(0.7)	(14.0)%
Zinc (in million pounds)	32.5	36.3	(3.8)	(10.5)%

The table below highlights our mine production data for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Copper (in million pounds):	2022	2021	Variance	% Change
Toquepala	112.5	128.5	(16.0)	(12.5)%
Cuajone	53.8	87.5	(33.7)	(38.5)%
La Caridad	64.5	72.3	(7.8)	(10.8)%
Buenavista	237.7	231.9	5.8	2.5%
IMMSA	4.3	5.4	(1.1)	(20.4)%
Total mined copper	472.8	525.6	(52.8)	(10.0)%

First quarter: Mined copper production in the first quarter of 2022 fell by 10.0% to 472.8 million pounds compared to 525.6 million pounds in the first quarter of 2021. This was mainly attributable to a drop in production at our Cuajone (-38.5%), Toquepala (-12.6%), La Caridad (-10.8%) and IMMSA (-20.4%) mines due to lower grades. This effect was offset by higher production at our Buenavista (+2.5%) mine due to higher ore grades.

Molybdenum production decreased 2.3% in the first quarter of 2022 compared to the levels registered in the first quarter of 2021. This was attributable to an increase in production at our Toquepala (+9.0%) and Buenavista (+15.8%) mines due to higher ore grades and recoveries. This effect was partially offset by a decrease in production at the Cuajone (-42.0%) and La Caridad (-2.2%) mines due to lower ore grades.

Silver mine production decreased 13.4% in the first quarter of 2022 due to a drop in production at the Toquepala (-24.4%), Cuajone (-34.8%), La Caridad (-5.7%) and IMMSA (-15.1%) operations. This was offset by a higher production at the Buenavista (+2.6%) mine.

Zinc production decreased 10.6% in the first quarter of 2022 compared to the same period of 2021. This decrease was mainly attributable to lower production at the Santa Barbara (-12.5%), San Martin (-11.0%) and Charcas (-8.5%) mines.

Operating Cash Costs: An overall benchmark that we use, which is a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 53. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three months ended March 31, 2022 and 2021:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended March 31,
	2022	2021	Variance	% Change
Total operating cash cost before by‑product revenues	$837.7	$771.3	$66.4	8.6%
Total by‑product revenues	$(583.5)	$(393.7)	$(189.8)	48.2%
Total operating cash cost net of by‑product revenues	$254.2	$377.6	$(123.4)	(32.7)%
Total pounds of copper produced(2)	457.8	510.8	(53.0)	(10.4)%
Operating cash cost per pound before by‑product revenues	$1.83	$1.51	$0.32	21.2%
By‑products per pound revenues	$(1.28)	$(0.77)	$(0.51)	66.2%
Operating cash cost per pound net of by‑product revenues	$0.55	$0.74	$(0.19)	(25.7)%
(1)	These are non-GAAP measures. Please see page 53 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

As seen in the table above, our per pound cash cost before by-product revenues in the first quarter of 2022 was 21.2% higher than in the same period of 2021. This increase was mainly attributable to an increase in production costs. Our cash cost per pound net of by-product revenue for the first quarter of 2021 decreased 25.7% when compared to the same period of 2021. This was mainly attributable to a significant increase in by-product revenues.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, and for copper, molybdenum, zinc and silver in particular.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining nine months of 2022, assuming that expected metal production and sales are achieved, tax rates remain unchanged and no effects are generated by potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$85.2	$24.5	$10.8	$8.5

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

Capital Investment Programs: We made capital investments of $205.2 million in the three months ended March 31, 2022, compared to $232.6 million in the same period of 2021. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

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

Projects in Mexico:

Buenavista Zinc - Sonora: This project is located within the Buenavista facility and includes the development of a new concentrator to produce approximately 100,000 tonnes of zinc and 20,000 tonnes of copper per year. We have completed the engineering study. In order to continue with the project, stronger preventive measures to combat COVID-19 have been put in place. Procurement has progressed 99% and all the main equipment is on site. Construction site works are in progress. The project has all the necessary permits. The project´s budget is $413 million, and we expect to initiate operations in the second half of 2023. As of March 31, 2022, we had invested $240.5 million in this project. When completed, we anticipate that this new facility will double the Company’s zinc production capacity and will provide 490 direct jobs and 1,470 indirect jobs.

Pilares - Sonora: Located six kilometers from La Caridad, this project consists of an open-pit mine operation with an annual production capacity of 35,000 tonnes of copper in concentrate. A new 25-meter wide off-road facility for mining trucks has been built and will be used to transport the ore from the pit to the primary crushers at the La Caridad copper concentrator. This project will significantly improve the overall mineral ore grade (combining the 0.78% expected from Pilares with 0.34% from La Caridad). The budget for Pilares is $159 million of which we have invested $79.5 million as of March 31, 2022. The project has obtained all permits and licenses required and we expect to begin production in the last quarter of 2022.

El Pilar - Sonora: This low-capital intensity copper greenfield project is strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 317 million tonnes of ore with an average copper grade of 0.249%. We anticipate that El Pilar will operate as a conventional open-pit mine with an annual production capacity of 36,000 tonnes of copper cathodes. This operation will use highly cost efficient and environmentally friendly SX-EW technology. We estimate a development investment of approximately $310 million. The results from experimental pads in leaching process have confirmed adequate levels of copper recovery. We expect this project to start production in 2024 with an expected mine life of 13 years. The basic engineering study is finished and the Company continues developing project and site environmental activities.

Lime plant - Sonora: As part of our cost improvement projects, we are building a new lime plant with a production capacity of 600 metric tonnes per day, which will be the largest lime plant of Mexico. This facility will allow us to reduce to approximately 50% our current lime cost at our Mexican operations. The total budget for the plant is $63.1 million, of which we have spent $46.2 million as of March 31, 2022. We expect this project initiate operations in the third quarter of 2022.

Projects in Peru:

Quebrada Honda dam expansion – Tacna: This project aims to enlarge the main and lateral dams in Quebrada Honda and includes the relocation and repowered of some facilities due to dam growth and implementation of other facilities for water recovery, among other factors. As of March 31, 2022, pre-commissioning and commissioning activities are in progress with work on three fronts. This project has a total budget of $179.4 million, of which we have invested $146.2 million as of March 31, 2022.

Tia Maria - Arequipa: On July 8, 2019, we were granted the construction permit for this 120,000 tonne annual SX-EW copper greenfield project with a total capital budget of $1,400 million. The Government awarded the permit after completing an exhaustive review process, complying with all established regulatory requirements and addressing all observations raised. The challenges surrounding the construction permit were overcome when on October 30, 2019, the Mining Council of the Peruvian Ministry of Energy and Mines ratified the construction permit for the Tia Maria project.

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

In 2021, SPCC fortified its relation with the regional government and successfully overcame its opposition to project initiation. This new consensus was reflected in an agreement for “works for taxes” for projects relative to health facilities and roads. Our efforts to ensure the current and long-term welfare of the population in the area of influence of the Tia Maria project were recognized by several local associations, which sent letters to the National Government to request project initiation.

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

We expect the Peruvian government to continue to acknowledge the significant progress the project has made on the social front and the important contributions that Tia Maria will generate for Peru´s economy and, consequently, take the necessary steps to provide SCC with adequate support to initiate construction.

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

El Arco - Baja California: This is a world-class copper deposit located in the central part of the Baja California peninsula with ore reserves of over 1, 230 million tonnes with an average ore grade of 0.40% and 141 million tonnes of leach material with an ore grade of 0.27%. The project includes an open-pit mine with a combined concentrator and SX-EW operations. Annual production is expected to total 190,000 tonnes of copper and 105,000 ounces of gold with an estimated capital budget of $2.9 billion. The Company has started the baseline study and is reviewing the basic engineering analysis to request the environmental impact permit. Several years back, we began to acquire the rights to all relevant mining concessions in the area; this process was completed in 2020.

Los Chancas - Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates of indicated copper mineral resources are 98 million tonnes of oxides with a copper content of

0.45% and 52 million tonnes of sulfides with a copper content of 0.59%. Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to produce 130,000 tonnes of copper and 7,500 tonnes of molybdenum anually. The estimated capital investment is $2,600 million and the project is expected to be in operation in 2027. In the first quarter of 2022, we continued to engage in social and environmental improvements for the local communities and we worked on the environmental impact assessment for the project.

Michiquillay Project - Cajamarca: On June 12, 2018, Southern Copper signed a contract and made an initial payment of $12.5 million for the acquisition of the Michiquillay project in Cajamarca, Peru. In June 2021, the Company paid an additional $12.5 million to acquire the project. The Company has created a multidisciplinary management team to plan the development of this project. As part of this plan, the Company has established venues of contact with the local and regional authorities and communities to promote programs for the sustainable development in the area. On September 3, 2021, the Company signed a Social Agreement with the Michiquillay Community and on November 12, 2021, the Company signed a Social Agreement with the Encañada Community. Additionally, on October 1, 2021 the Peruvian Ministry of Energy and Mines approved the semi-detailed Environmental Impact Study for the project.

The Social Agreements with the Michiquillay and the Encañada communities represent an opportunity to improve the quality of life of the residents of those communities via our strong social programs and backed by a solid framework for technical work at the project level. These events are important steps that will allow Southern Copper to initiate an in-depth exploration program in the second quarter of 2022.

Michiquillay is a world class mining project with inferred mineral resources of 2,288 million tonnes with an estimated copper grade of 0.43%. When developed, we expect Michiquillay to produce 225,000 tonnes of copper per year (along with by-products of molybdenum, gold and silver) for an initial mine life of more than 25 years, at a competitive cash-cost. We estimate an investment of approximately $2.5 billion will be required and expect production start-up by 2028 and that Michiquillay will become one of Peru´s largest copper mines. The project will create significant business opportunities in the Cajamarca region; generate new jobs for the local communities and contribute with taxes and royalties to the local, regional and national governments.

The above information is based on estimates only. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”)

In line with our sustainability strategy, we registered on-going improvement in our main sustainability indicators. In terms of safety, we reduced the accident rate of our own personnel and contractors by 22% in the last three years. With reference to the main environmental indicators, our Scope 1 and 2 greenhouse gas emissions have been reduced by more than 10%, while the efficiency in the consumption of fresh water in the concentrators has increased by 4% over the period. Regarding social matters, the population served through our community programs has tripled, while we continue to strengthen the mechanisms for listening and addressing their concerns.

In an effort to provide certainty to our investors and stakeholders, we present our progress regarding third-party validation of our environmental and social practices. We continue with the process of certifying our occupational health and safety management systems under the international standard ISO 45001 and our environmental management systems under ISO 14001 at all of our mining units. In the first quarter of 2022, the Santa Barbara and San Martin mines received an ISO 45001 certification and the La Caridad Mine and the Lime Plant in Sonora, received an ISO 14001 certification.

Regarding our climate change management, the company is now positioned above average for the sector and region, in view of the fact that Grupo Mexico rose two levels, from level C to level B, in the evaluation of the Carbon Disclosure Project (CDP) in 2021.

The communities surrounding our operations in Peru consist of dozens of small towns that live from the high Andean desert region to the Pacific coast. We continue to address the challenges and needs of these communities including water supply, education and employment. Investments in infrastructure for water supply are noteworthy, representing 70% of the $93.6 million invested in the last ten years. In the first quarter of 2022, the construction of the Cularjahuira dam in the province of Candarave, in the area of influence of our Toquepala mine, was completed; which will store up to 2.55 million cubic meters of water to irrigate 500 hectares of agricultural land and will directly benefit 585 families of local farmers.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended
	March 31,
Statement of Earnings Data	2022	2021	Variance	% Change
Net sales	$2,763.8	$2,532.5	$231.3	$9.1%
Operating costs and expenses	(1,293.7)	(1,180.9)	(112.8)	9.6%
Operating income	1,470.1	1,351.6	118.5	8.8%
Non‑operating income (expense)	(71.4)	(84.9)	13.5	(15.9)%
Income before income taxes	1,398.7	1,266.7	132.0	10.4%
Income taxes	(612.1)	(507.5)	(104.6)	20.6%
Equity earnings of affiliate	1.2	7.9	(6.7)	(84.8)%
Net income attributable to non‑controlling interest	(3.1)	(3.3)	0.2	(6.1)%
Net income attributable to SCC	$784.7	$763.8	$20.9	$2.7%

NET SALES

Net sales in the first quarter of 2022 were 9.1% higher than in the same period of 2021. This improvement was driven primarily by an increase in metal prices for copper (+17.7%), molybdenum (+69.7%) and zinc (+36.0%), as well as to an increase in the sales volume of zinc (+98.8%). This was partially offset by a decrease in silver (-8.5%) prices as well as decreases in sales volume of copper (-13.4%), molybdenum (-2.4%) and silver (-16.8%).

	Three Months Ended March 31,
	2022	2021	% Change
Copper price ($per pound—LME)	$4.53	$3.85	17.7%
Copper price ($per pound—COMEX)	$4.54	$3.86	17.6%
Molybdenum price ($per pound)(1)	$18.99	$11.19	69.7%
Zinc price ($per pound—LME)	$1.70	$1.25	36.0%
Silver price ($per ounce—COMEX)	$24.05	$26.29	(8.5)%
(1)	Platts Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
Sales as a percentage of total net sales	2022	2021
Copper	78.0%	83.6%
Molybdenum	10.0%	6.7%
Silver	3.8%	5.5%
Zinc	3.6%	1.4%
Other by‑products	4.6%	2.8%
Total	100.0%	100.0%

The table below provides our copper sales by type of product for the three months ended March 31, 2022 and 2021. The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

	Three Months Ended March 31,
Copper Sales (million pounds)	2022	2021	Variance	% Change
Refined (including SX‑EW)	252.1	236.1	16.0	6.8%
Rod	112.1	123.5	(11.4)	(9.2)%
Concentrates and other	94.2	170.0	(75.8)	(44.6)%
Total	458.4	529.6	(71.2)	(13.4)%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
Copper Sales by product type	2022	2021
Refined (including SX‑EW)	55.0%	44.6%
Rod	24.5%	23.3%
Concentrates and other	20.5%	32.1%
Total	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended March 31,
	2022	2021
Power	17.4%	19.7%
Labor	11.5%	11.9%
Fuel	16.2%	14.1%
Maintenance	19.5%	20.6%
Operating material	20.2%	16.8%
Other	15.2%	16.9%
Total	100.0%	100.0%

First quarter: Operating costs and expenses were $1,293.7 million in the first quarter of 2022 compared to $1,180.9 million in the same period of 2021. The increase of $112.8 million was primarily due to:

Operating cost and expenses for the first quarter of 2021		$1,180.9
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to increases in fuel costs and foreign currency effect, partially offset by an decrease in worker´s participation expense and lower inventory consumption.	64.0
•	Increase in cost of metals purchased from third parties.	49.9
•	Increase in exploration expenses.	2.7
•	Increase in selling, general and administrative expenses.	0.2
Less:
•	Decrease in depreciation, amortization and depletion.	(4.0)
Operating cost and expenses for the first quarter of 2022		$1,293.7

NON-OPERATING INCOME (EXPENSES)

Non-operating income (expense) represented a net expense of $71.4 million in the three months ended March 31, 2022 compared to a net expense of $84.9 million in the three months ended March 31, 2021.

First quarter: The $13.5 million decrease in the expense level was principally due to:

●	$9.4 million decrease in miscellaneous expense, net, partially offset by
●	$2.2 million increase in interest income,
●	$1.9 million increase in capitalized interest.

INCOME TAXES

	Three Months Ended
	March 31,
	2022	2021
Provision for income taxes ($in millions)	$612.1	$507.5
Effective income tax rate	43.8%	40.1%

In addition to the income taxes of Peru, Mexico and the United States, the provision for income taxes also includes the mining royalties from Peru and Mexico and the Peruvian special mining tax.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Copper Sales (million pounds)	2022	2021	Variance	% Change
Peruvian operations	187.1	213.9	(26.8)	(12.5)%
Mexican open‑pit	270.2	312.5	(42.3)	(13.5)%
Mexican IMMSA unit	5.6	6.4	(0.8)	(12.5)%
Other and intersegment elimination	(4.5)	(3.3)	(1.2)	36.4%
Total copper sales	458.4	529.5	(71.1)	(13.4)%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
By‑product Sales (million pounds, except silver—million ounces)	2022	2021	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	7.0	7.6	(0.6)	(7.9)%
Silver	1.0	1.2	(0.2)	(16.7)%
Mexican open‑pit operations:
Molybdenum contained in concentrate	8.5	8.3	0.2	2.4%
Silver	2.6	2.7	(0.1)	(3.7)%
IMMSA unit
Zinc‑refined and in concentrate	54.9	27.6	27.3	98.9%
Silver	1.6	1.9	(0.3)	(15.8)%
Other and intersegment elimination
Silver	(0.8)	(0.5)	(0.3)	60.0%
Total by‑product sales
Molybdenum contained in concentrate	15.5	15.9	(0.4)	(2.5)%
Zinc‑refined and in concentrate	54.9	27.6	27.3	98.9%
Silver	4.4	5.3	(0.9)	(17.0)%

Peruvian Operations:

	Three Months Ended March 31,
	2022	2021	Variance	% Change
Net sales	$1,094.8	$955.8	$139.0	14.5%
Operating costs and expenses	(562.0)	(479.8)	(82.2)	17.1%
Operating income	$532.8	$476.0	$56.8	11.9%

Net sales in the first quarter of 2022 were $1,094.8 million compared to $955.8 million in the first quarter of 2021. The increase in net sales was mainly driven by higher copper (+17.7%) and molybdenum (+69.7%) prices; this was partially offset by lower copper (-12.5%), molybdenum (-7.9%) and silver (-16.7%) sales volumes, as well as, lower silver (-8.5%) prices.

Operating costs and expenses in the first quarter of 2022 increased by $82.2 million to $562.0 million compared to $479.8 million in the same period of 2021. This was primarily due to:

Operating costs and expenses for the first quarter of 2021		$479.8
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to increases in fuel costs and foreign currency effect, partially offset by an decrease in worker´s participation expense and an increase in capitalized leachable material.	74.2
•	Increase in cost of metals purchased from third parties.	9.9
•	Increase in exploration expenses.	2.8
Less:
•	Decrease in selling, general and administrative expenses.	(0.9)
•	Decrease in depreciation, amortization and depletion expense.	(3.8)
Operating costs and expenses for the first quarter of 2022		$562.0

Mexican Open-pit Operations:

	Three Months Ended March 31,
	2022	2021	Variance	% Change
Net sales	$1,646.2	$1,478.5	$167.7	11.3%
Operating costs and expenses	(662.4)	(621.9)	(40.5)	6.5%
Operating income	$983.8	$856.6	$127.2	14.8%

Net sales in the first quarter of 2022 were $1,646.2 million, compared to $1,478.5 million in the same period of 2021. The increase of $167.7 million was principally due to higher copper (+17.7%) and molybdenum (+69.7%) prices, and higher sales volume of molybdenum (+2.4%). This effect was slightly offset by decreases in copper (-13.5%) and silver (-3.7%) sales volume, as well as lower silver prices (-8.5%).

Operating costs and expenses in the first quarter of 2022 increased by $40.5 million to $662.4 million versus $621.9 million in the same period of 2021, primarily due to:

Operating costs and expenses for the first quarter of 2021		$621.9
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to increases in fuel costs and foreign currency effect, partially offset by an decrease in worker´s participation expense and a decrease in inventory consumption.	23.7
•	Increase in cost of metals purchased from third parties.	14.7
•	Increase in depreciation, amortization and depletion expense.	2.5
Less:
•	Decrease in selling, general and administrative expenses.	(0.4)
•	Decrease in exploration expenses.	—
Operating costs and expenses for the first quarter of 2022		$662.4

Mexican Underground Operations (IMMSA):

	Three Months Ended March 31,
	2022	2021	Variance	% Change
Net sales	$177.5	$124.3	$53.2	42.8%
Operating costs and expenses	(146.5)	(97.7)	(48.8)	49.9%
Operating income	$31.0	$26.6	$4.4	16.5%

Net sales in the first quarter of 2022 were $177.5 million, compared to $124.3 million in the same period of 2021. This increase of $53.2 million was primarily due to higher copper (+17.7%) and zinc (+36.0%) prices and to an increase in zinc (+98.9%) sales volume. This effect was partially offset by a decrease in copper (-12.5%) and silver (-15.8%) sales volumes and by a drop in silver (-8.5%) prices.

Operating costs and expenses in the first quarter of 2022 increased by $48.8 million and reached $146.5 million versus $97.7 million in the same period of 2021. This was primarily due to:

Operating costs and expenses for the first quarter of 2021		$97.7
Plus:
•	Increase in cost of sales (exclusive of depreciation, amortization and depletion) mainly due to foreign currency effect; partially offset by a reduction in power expenses.	12.9
•	Increase in cost of metals purchased from third parties.	38.4
•	Increase in selling, general and administrative expenses.	0.3
Less:
•	Decrease in exploration expenses.	(0.2)
•	Decrease in depreciation, amortization and depletion expense.	(2.6)
Operating costs and expenses for the first quarter of 2022		$146.5

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the first three months of 2022 and 2021 (in millions):

	2022	2021	Variance
Net cash provided by operating activities	$820.7	$782.6	$38.1
Net cash used in investing activities	$(124.9)	$(237.8)	$112.9
Net cash used in financing activities	$(774.8)	$(465.1)	$(309.7)

Net cash provided by operating activities:

The change in net cash from operating activities for the first three months of 2022 and 2021 include (in millions):

	2022	2021	Variance	% Change
Net income	$787.8	$767.1	$20.7	2.7%
Depreciation, amortization and depletion	196.6	200.6	(4.0)	(2.0)%
Provision (benefit) for deferred income taxes	43.7	(38.9)	82.6	(212.3)%
Loss (gain) on foreign currency transaction effect	55.7	(19.7)	75.4	(382.7)%
Other adjustments to net income	8.3	2.7	5.6	207.4%
Operating assets and liabilities	(271.4)	(129.2)	(142.2)	110.1%
Net cash provided by operating activities	$820.7	$782.6	$38.1	4.9%

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts, foreign currency fluctuations and changes in operating assets and liabilities.

Three months ended March 31, 2022: Net income was $787.8 million, which represented approximately 96.0% of the net operating cash flow. Operating cash flow decreased by $271.4 million due to the following variances in operating assets and liabilities:

●	$172.9 million decrease in trade accounts receivable, primarily driven by higher collections at our Peruvian and Mexican operations.
●	$(525.0) million decrease in accounts payable and accrued liabilities which was mainly due to the decrease in accrued income taxes at our Mexican and Peruvian operations.
●	$122.2 million decrease in other operating assets and liabilities.
●	$(41.5) million net increase in inventory; this was primarily driven by a $12.2 million increase in the work in process inventory.

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

Net cash used in investing activities:

Three months ended March 31, 2022: Net cash used in investing activities included $205.2 million for capital investments. The capital investments included:

●	$124.0 million of investments at our Mexican operations:
●	$23.1 million for the Buenavista-Zinc project,
●	$3.7 million for the Pilares project,
●	$17.8 million for the MexArco unit,
●	$33.7 million at our IMMSA unit,
●	$43.6 million for various replacement and maintenance expenditures, and
●	$2.1 million increase in capital expenditures incurred but not yet paid.

●	$81.2 million of investments at our Peruvian operations:
●	$8.2 million for the Quebrada Honda dam expansion,
●	$1.1 million for the relocation of facilities at Toquepala,
●	$1.8 million for projects at the Ilo facilities,
●	$52.0 million for various other replacement and maintenance expenditures, and
●	$18.1 million decrease in capital expenditures incurred but not yet paid.

Investment activities in the first three months of 2022 include $80.4 million of net purchases of short-term investments.

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

Dividends:

On March 2, 2022, we paid a dividend of $1.00 per share for a total of $773.1 million. On April 28, 2022, the Board of Directors authorized a dividend of $1.25 per share payable on May 31, 2022 to shareholders of record at the close of business on May 17, 2022.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the first quarter of 2022. Please see item 7 in Part II of our 2021 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 40) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
		$ per		$ per
	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$1,057.7	$2.31	$943.8	$1.85
Add:
Selling, general and administrative	30.3	0.06	30.1	0.06
Sales premiums, net of treatment and refining charges	(6.1)	(0.01)	(7.0)	(0.01)
Less:
Workers’ participation	(87.8)	(0.19)	(104.2)	(0.21)
Cost of metals purchased from third parties	(91.0)	(0.20)	(41.2)	(0.08)
Royalty charge and other, net	(112.6)	(0.24)	(16.3)	(0.03)
Inventory change	47.2	0.10	(33.9)	(0.07)
Operating Cash Cost before by‑product revenues	$837.7	$1.83	$771.3	$1.51
Add:
By‑product revenues(1)	(576.4)	(1.26)	(382.7)	(0.75)
Net revenue on sale of metal purchased from third parties	(7.1)	(0.02)	(11.0)	(0.02)
Add:
Total by‑product revenues	(583.5)	(1.28)	(393.7)	(0.77)
Operating Cash Cost net of by‑product revenues	$254.2	$0.55	$377.6	$0.74
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
		$ per		$ per
	$ millions	pound	$ millions	pound
Molybdenum	$(275.8)	$(0.60)	$(169.6)	$(0.33)
Silver	(108.7)	(0.24)	(127.2)	(0.25)
Zinc	(63.6)	(0.14)	(17.8)	(0.04)
Sulfuric Acid	(99.6)	(0.22)	(36.1)	(0.07)
Gold and others	(28.7)	(0.06)	(32.0)	(0.06)
Total	$(576.4)	$(1.26)	$(382.7)	$(0.75)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended March 31, 2022.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Peru:
Peruvian inflation rate	1.8%	1.5%
Initial exchange rate	3.998	3.624
Closing exchange rate	3.701	3.758
Appreciation/(devaluation)	7.4%	(3.7)%
Mexico:
Mexican inflation rate	2.4%	2.3%
Initial exchange rate	20.584	19.949
Closing exchange rate	19.994	20.605
Appreciation/(devaluation)	2.9%	(3.3)%

Change in monetary position:

Assuming an exchange rate variance of 10% at March 31, 2022, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$23.7
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(28.9)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$3.0
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(3.7)

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended March 31, 2022.

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

Cash Flow Hedges of Natural Gas

Our objective in using natural gas derivatives is to protect the stability of natural gas costs and manage exposure to natural gas price increases. To protect natural gas costs from estimated price increases in the past winter season, we acquired two derivative instruments that began in November 2021 and ended in March 2022.

Derivative instruments and its effects as of March 31, 2002, were as follows:

Derivatives designated as hedging instruments under ASC 815	Call Option		Financial Swap Cash Settlement
Commodity contracts	Natural gas		Natural gas
Gas volume (MMBTUs)	5,285,000		5,285,000
Hedge premium ($per MMBTU)	0.55		-
Reference price (swap: $per MMBTU))	Prior month average IFREC price		3.75
Hedge	Daily fluctuation range		Monthly average price
	1Q 2022	November 2021 - March 2022	1Q 2022	November 2021 - March 2022
Cost (million $)	(1.7)	(2.9)	-	-
Profit (million $)	0.5	0.5	1.7	4.7
Net favorable/unfavorable effect (million $)	(1.2)	(2.4)	1.7	4.7
	1Q 2022		November 2021 - March 2022
Combined profit (million $)	0.5		2.3

We assessed these derivative instruments as Cash Flow Hedges. As such, the effective portions of said hedges are initially reported in Other Comprehensive Income (OCI) and were reclassified as earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affected earnings. The Company did not identify any ineffective portions of these derivatives.

As of March 31, 2022 and the same period of 2021, we did not hold any derivative instruments.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2022, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2022, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of March 31, 2022, the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month periods ended March 31, 2022, and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of earnings, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Paulina Ramos Ramirez
C.P.C. Paulina Ramos Ramirez
Mexico City, Mexico
May 5, 2022

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

The Company's operations and financial results are subject to various risks and uncertainties, including those described in “Risk Factors” included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 7, 2022. The following supplements and updates the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our mining operations or metal production projects may be subject to stoppage and additional costs due to community actions and other factors.

In recent months, the political action of certain groups in Peru has caused an increase in violence in the demands of certain communities, which has affected Cuajone's operations. On February 28, 2022, a small group of protesters from the community of Tumilaca, Pocata, Coscore and Tala, which have 472 residents in total, seized the facilities at the Viña Blanca water reservoir and cut off the water supply to the homes of the approximately 5,000 people who live in Cuajone. Prior to this illegal action, on February 18, 2022, the railway between Cuajone and Ilo was also blocked by a group of community members.

After several unsuccessful attempts by the authorities to restore order through dialogue efforts, on April 20, 2022, the Peruvian government declared a state of emergency in the Moquegua region. On April 21, 2022, the protesters returned the installations of the Viña Blanca water reservoir and the railway to the Company. Our personnel immediately evaluated the damage caused to the facilities by acts of vandalism and took the necessary steps to resume production at the Cuajone mining unit. As of today, the industrial railroad and the Cuajone mine, concentrator and related facilities are operating at full capacity.

On April 30, 2022, the Peruvian government issued a Ministerial Resolution to set up a three-party-round-table for dialogue with members of the community, government and Company officers to better understand all parties’ concerns.

However, if there is a recurrence of such incidents, we cannot guarantee that they will not adversely impact other facilities, the results of our operations; and our financial position.

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

The NYSE closing price of SCC common shares as of March 31, 2022 was $75.90 and the maximum number of shares that the Company could purchase at that price was 1.1 million. As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of March 31, 2022. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

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
23.2

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

23.3

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

23.4

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

23.5

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Los Chancas Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

23.6

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Michiquillay Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

Exhibit No.	Description of Exhibit
23.7

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

23.8

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the La Caridad Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

23.9

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Pilares Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

23.10

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

23.11

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

23.12

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Charcas Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

23.13

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Santa Barbara Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

23.14

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the San Martin Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

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
96.1

Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

96.2

Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

96.3

Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

96.4

Technical Report Summary of Mineral Resources for the Los Chancas Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

96.5

Technical Report Summary of Mineral Resources for the Michiquillay Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

Exhibit No.	Description of Exhibit
96.6

Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

96.7

Technical Report Summary of Mineral Reserves and Mineral Resources for the La Caridad Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

96.8	Technical Report Summary of Mineral Resources for the Pilares Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).
96.9

Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

96.10

Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

96.11	Technical Report Summary of Mineral Resources for the Charcas Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).
96.12

Technical Report Summary of Mineral Resources for the Santa Barbara Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

96.13	Technical Report Summary of Mineral Resources for the San Martin Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 7, 2022 and incorporated herein by reference).

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

104

The cover page from our Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the Securities and Exchange Commission on November 1, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”).

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2022 and 2021; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iii) the Condensed Consolidated Balance Sheet at March 31, 2022 and December 31, 2021; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2022 and 2021; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

May 5, 2022

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

May 5, 2022