Form 10-Q
period 2022-06-30
SOUTHERN COPPER CORP/
filed 2022-07-27
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number: 1-14066

SOUTHERN COPPER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3849074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7310 North 16th St, Suite 135 Phoenix, AZ	85020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (602) 264-1375

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, par value $0.01 per share	SCCO	New York Stock Exchange Lima Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 27, 2022 there were outstanding 773,092,469 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions, except for per share amounts)
Net sales (including sales to related parties, see note 5)	$2,306.9	$2,897.0	$5,070.7	$5,429.5
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	1,246.7	985.5	2,304.4	1,929.3
Selling, general and administrative	30.9	31.4	61.2	61.6
Depreciation, amortization and depletion	209.0	195.4	405.6	396.0
Exploration	11.8	9.5	20.9	15.8
Total operating costs and expenses	1,498.4	1,221.8	2,792.1	2,402.7

Operating income	808.5	1,675.2	2,278.6	3,026.8

Interest expense	(96.6)	(96.6)	(195.1)	(193.4)
Capitalized interest	11.4	7.3	22.1	14.5
Other income (expense)	3.9	(8.2)	15.7	(5.9)
Interest income	4.3	1.3	8.9	3.7
Income before income taxes	731.5	1,579.0	2,130.2	2,845.7
Income taxes (including royalty taxes, see Note 4)	296.4	647.7	908.5	1,155.2
Net income before equity earnings of affiliate	435.1	931.3	1,221.7	1,690.5
Equity earnings (loss) of affiliate, net of income tax	(0.9)	5.1	0.4	13.1
Net income	434.2	936.4	1,222.1	1,703.6
Less: Net income attributable to the non-controlling interest	1.9	3.7	5.0	7.0
Net income attributable to SCC	$432.3	$932.7	$1,217.1	$1,696.6

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$0.56	$1.21	$1.57	$2.19

Weighted average shares outstanding-basic and diluted	773.1	773.1	773.1	773.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
COMPREHENSIVE INCOME:
Net income and comprehensive income	$434.2	$936.4	$1,222.1	$1,703.6
Other comprehensive income (loss) net of tax:
- Unrealized gain (loss) on derivative instruments classified as cash flow hedge (net of income tax of $0.2 million in 2022)	—	—	(0.6)	—
Total other comprehensive income (loss)	—	—	(0.6)	—
Total comprehensive income	434.2	936.4	1,221.5	1,703.6
Comprehensive income attributable to the non-controlling interest	1.9	3.7	5.0	7.0
Comprehensive income attributable to SCC	$432.3	$932.7	$1,216.5	$1,696.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,113.1	$3,002.0
Short-term investments	242.6	486.9
Accounts receivable trade	1,064.6	1,358.7
Accounts receivable other (including related parties 2022- $45.9 and 2021 - $49.1)	81.8	87.9
Inventories	1,071.6	972.9
Prepaid taxes	376.5	197.7
Other current assets	18.6	33.5
Total current assets	4,968.8	6,139.6

Property and mine development, net	9,521.8	9,464.4
Ore stockpiles on leach pads	1,087.7	1,097.6
Intangible assets, net	135.1	138.1
Right-of-use assets	883.7	916.3
Deferred income tax	284.3	316.2
Equity method investment	115.8	115.4
Other non-current assets	124.3	110.0
Total assets	$17,121.5	$18,297.6

LIABILITIES
Current liabilities:
Current portion of long-term debt	$299.9	$299.7
Accounts payable (including related parties 2022- $142.1 and 2021- $103.3)	671.5	591.9
Accrued income taxes	166.0	832.6
Accrued workers’ participation	153.5	325.7
Accrued interest	98.6	98.6
Lease liabilities current	75.9	73.9
Other accrued liabilities	43.0	27.6
Total current liabilities	1,508.4	2,250.0

Long-term debt	6,249.5	6,247.9
Lease liabilities	807.8	842.4
Deferred income taxes	119.0	118.3
Non-current taxes payable	55.4	—
Other liabilities and reserves	78.8	68.3
Asset retirement obligation	615.6	562.9
Total non-current liabilities	7,926.1	7,839.8

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY (NOTE 11)
Common stock par value $0.01; shares authorized, 2022 and 2021–2,000; shares issued, 2022 and 2021–884.6	8.8	8.8
Additional paid-in capital	3,472.7	3,454.1
Retained earnings	7,247.3	7,769.7
Accumulated other comprehensive income	(10.1)	(9.4)
Treasury stock, at cost, common shares	(3,091.5)	(3,074.0)
Total Southern Copper Corporation stockholders’ equity	7,627.2	8,149.2
Non-controlling interest	59.8	58.6
Total equity	7,687.0	8,207.8
Total liabilities and equity	$17,121.5	$18,297.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2022	2021	2022	2021

	(in millions)
OPERATING ACTIVITIES
Net income	$434.2	$936.4	$1,222.1	$1,703.6
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	209.0	195.4	405.6	396.0
Equity earnings of affiliate, net of dividends received	0.9	(5.1)	(0.4)	(9.1)
Loss (gain) on foreign currency transaction effect	(3.9)	6.3	51.8	(13.4)
Provision (benefit) for deferred income taxes	(11.8)	42.1	31.9	3.2
Other, net	7.8	5.2	17.4	11.9
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	121.2	(203.4)	294.1	(366.7)
Decrease (increase) in inventories	(47.3)	(37.1)	(88.8)	1.1
(Decrease) increase in accounts payable and accrued liabilities	(218.7)	78.5	(743.7)	77.2
(Increase) decrease in other operating assets and liabilities	(181.5)	43.2	(59.4)	40.4
Net cash provided by operating activities	309.9	1,061.5	1,130.6	1,844.2
INVESTING ACTIVITIES
Capital expenditures	(224.6)	(219.8)	(429.7)	(452.4)
Proceeds from (purchase) sale of short-term investments, net	163.9	(129.9)	244.2	(135.0)
Other	0.1	(10.4)	—	(10.5)
Net cash used in investing activities	(60.6)	(360.1)	(185.5)	(597.9)
FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(966.4)	(541.1)	(1,739.5)	(1,005.0)
Other, net	(2.0)	(1.4)	(3.7)	(2.7)
Net cash used in financing activities	(968.4)	(542.5)	(1,743.2)	(1,007.7)
Effect of exchange rate changes on cash and cash equivalents	(15.0)	(31.9)	(90.8)	(27.9)
(Decrease) increase in cash and cash equivalents	(734.1)	127.0	(888.9)	210.7
Cash and cash equivalents, at beginning of period	2,847.2	2,267.3	3,002.0	2,183.6
Cash and cash equivalents, at end of period	$2,113.1	$2,394.3	$2,113.1	$2,394.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2022	2021	2022	2021

	(in millions)
TOTAL EQUITY, beginning of period	$8,220.6	$7,578.3	$8,207.8	$7,276.0
STOCKHOLDERS’ EQUITY, beginning of period	8,160.7	7,525.1	8,149.2	7,224.8
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	3,468.3	3,439.5	3,454.1	3,441.5
Other activity of the period	4.4	15.4	18.6	13.4
Balance at end of period	3,472.7	3,454.9	3,472.7	3,454.9
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the period	(2,767.1)	(2,767.5)	(2,767.2)	(2,767.5)
Used for corporate purposes	—	0.1	0.1	0.1
Balance at end of period	(2,767.1)	(2,767.4)	(2,767.1)	(2,767.4)
Parent Company common shares
Balance at beginning of period	(320.6)	(293.7)	(306.8)	(296.0)
Other activity, including dividend, interest and foreign currency transaction effect	(3.8)	(14.7)	(17.6)	(12.4)
Balance at end of period	(324.4)	(308.4)	(324.4)	(308.4)
Treasury stock balance at end of period	(3,091.5)	(3,075.8)	(3,091.5)	(3,075.8)
RETAINED EARNINGS:
Balance at beginning of period	7,781.3	7,146.4	7,769.7	6,846.4
Net earnings	432.3	932.7	1,217.1	1,696.6
Dividends declared and paid, common stock, per share, 2022- '$2.25, 2021– '$1.30	(966.4)	(541.1)	(1,739.5)	(1,005.0)
Balance at end of period	7,247.3	7,538.0	7,247.3	7,538.0
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of the period	(10.0)	(8.4)	(9.4)	(8.4)
Other comprehensive income (loss)	(0.0)	—	(0.6)	—
Balance at end of the period	(10.0)	(8.4)	(10.0)	(8.4)
STOCKHOLDERS’ EQUITY, end of period	7,627.3	7,917.5	7,627.3	7,917.5
NON-CONTROLLING INTEREST, beginning of period	59.9	53.2	58.6	51.2
Net earnings	1.9	3.7	5.0	7.0
Distributions paid	(2.0)	(1.6)	(3.8)	(2.9)
NON-CONTROLLING INTEREST, end of period	59.8	55.3	59.8	55.3
TOTAL EQUITY, end of period	$7,687.0	$7,972.8	$7,687.0	$7,972.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of June 30, 2022, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of June 30, 2022 and the results of operations, comprehensive income, cash flows and changes in equity for the three months ended June 30, 2022 and 2021. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. The December 31, 2021 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2021 and notes included in the Company’s 2021 annual report on Form 10-K.

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

After several unsuccessful attempts by the authorities to restore order through dialogue, on April 20, 2022, the Peruvian government declared a state of emergency in the Moquegua region. On April 21, 2022, the protesters returned the installations of the Viña Blanca water reservoir and the railway to the Company. The Company’s personnel immediately evaluated the damage caused to the facilities by acts of vandalism and took the necessary steps to resume production at the Cuajone mining unit. On April 25, 2022, the Cuajone mine, concentrator, industrial railroad and related facilities reached full capacity. Based on the 2022 Company operating plan, the total production loss during the stoppage period was 22,208 tonnes of copper content and 485 tonnes of molybdenum, which translates into a reduction in sales of $228 million. The Company also recorded $14.0 million of unabsorbed fixed costs, which directly impacted the cost of sales. To mitigate the impact on sales’ contracts, measures were taken to acquire concentrates from our Mexican Operations and third parties to maintain and adequate supply to the smelter. Despite the force majeure event at Cuajone, the Company was able to fulfill all sales’commitments without delays.

On April 30, 2022, the Peruvian government issued a Ministerial Resolution to set up a three-party-dialogue-table with members of the community, government and Company officials to better understand all parties’ concerns. As of today, nine round-table meetings and three direct meeting with the community have been held. The Company has proposed plans to invest in social programs that address the needs voiced by the communities and has indicated interest in purchasing land near the Cuajone operations to establish a buffer zone to protect installations and production down the line.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows (in millions):

	At June 30,	At December 31,
	2022	2021
Trading securities	$242.3	$486.5
Weighted average interest rate	2.1%	0.3%

Available-for-sale	$0.3	$0.4
Weighted average interest rate	0.7%	0.7%
Total	$242.6	$486.9

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and as of June 30, 2022 and December 31, 2021, included asset and mortgage backed obligations. As of June 30, 2022 and December 31, 2021, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Six months ended
	June 30,				June 30,
	2022		2021		2022		2021
Trading:
Interest earned		$1.1		$0.2		$1.4		$0.7
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)	$	(*)	$	(*)

Available-for-sale:
Interest earned	$	(*)	$	(*)	$	(*)	$	(*)
Investment redeemed		$0.1		$—		$0.1		$0.1

(*) Less than $0.1 million.

NOTE 3 — INVENTORIES:

Inventories were as follows:

	At June 30,	At December 31,
(in millions)	2022	2021
Inventory, current:
Metals at average cost:
Finished goods	$99.5	$58.6
Work-in-process	391.2	340.7
Ore stockpiles on leach pads	254.7	259.7
Supplies at average cost	326.2	313.9
Total current inventory	$1,071.6	$972.9
Inventory, long-term:
Ore stockpiles on leach pads	$1,087.7	$1,097.6

During the six months ended June 30, 2022 and 2021, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $129.2 million and $118.8 million, respectively. Leaching inventories recognized in cost of sales amounted to $144.1 million and $133.8 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first six months of 2022 and 2021 consisted of (in millions):

	2022	2021
Statutory income tax provision	$752.9	$956.4
Peruvian royalty	26.5	38.9
Mexican royalty	87.4	107.9
Peruvian special mining tax	41.7	52.0
Total income tax provision	$908.5	$1,155.2

Effective income tax rate	42.6%	40.6%

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

Peruvian royalty and special mining tax: The Company has accrued $68.2 million and $90.9 million of royalty charge and special mining tax as part of the income tax provision for the first six months of 2022 and 2021, respectively.

Mexican mining royalty: The Company has accrued $87.4 million and $107.9 million of royalty taxes as part of the income tax provision for the first six months of 2022 and 2021, respectively.

Accounting for uncertainty in income taxes: In the first six months of 2022, the company received a refund and recorded a current liability and non-current liability for the Peruvian jurisdiction that increased the tax expense by approximately $33.1 million.

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

Receivable and payable balances with related parties are shown below (in millions):

	At June 30,	At December 31,
	2022	2021
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$7.2	$10.0
Americas Mining Corporation (“AMC”)	—	0.1
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.3	0.3
Mexico Generadora de Energia S. de R.L. ("MGE")	37.8	38.4
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.2	0.2
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.1	0.1
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.2	—
Operadora de Cinemas, S.A. de C.V.	0.1	(*)
	$45.9	$49.1

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	$6.5	$9.5
Asarco LLC	25.5	14.9
Eolica El Retiro, S.A.P.I. de C.V.	1.2	2.7
Ferrocarril Mexicano, S.A. de C.V.	16.8	4.0
Grupo Mexico Servicios	16.1	11.1
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	1.4	0.9
MGE	69.8	57.2
Mexico Compania Constructora S.A de C.V.	4.0	2.0
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.2	0.3
Mextransport	0.5	0.5
Operadora de Cinemas, S.A. de C.V.	0.1	0.2
	$142.1	$103.3

(*) Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the first six months of 2022 and 2021 (in millions):

	2022	2021
Purchase activity
Asarco LLC	$22.9	$10.2
Eolica El Retiro, S.A.P.I. de C.V.	2.1	0.6
Ferrocarril Mexicano, S.A. de C.V.	17.0	21.6
Controladora de Infraestructura Energetica S.A. de C.V.	0.8	—
Grupo Mexico Servicios	10.0	14.3
AMMINCO	4.5	—
Intermodal Mexico S.A. de C.V.	—	0.5
MGE	156.5	140.9
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	23.7	31.4
Peru Mining Exploration & Development Company	—	0.4
Total purchases	$237.5	$219.9
Sales activity
Asarco LLC	$20.3	$14.7
MGE	79.1	61.1
Total sales	$99.4	$75.8

Grupo Mexico, the parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company. These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services. The Company pays AMMINCO and Grupo Mexico Servicios, subsidiaries of Grupo Mexico, for these services and expects to continue requiring these services in the future.

In the first six months of 2022, the Company did not make donations to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations. In the same period of 2021, the Company made donations of $0.8 million to this organization.

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

The Company’s Mexican operations purchased copper concentrates and rod from Asarco LLC and also paid fees for tolling services, as well as reimbursement of freight fees. Additionally, the Company´s Mexican operations purchased power from MGE. Both companies are subsidiaries of Grupo Mexico.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying 0.7% of its power output to third-party energy users, compared to 2.5% as of June 30, 2021.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro supplies approximately 39.6% of its power output to IMMSA and Mexcobre, compared to 16.6% as of June 30, 2021.

The Company sold copper concentrate, lime and sulfuric acid to Asarco LLC. The Company also received fees for natural gas and services provided to MGE, a subsidiary of Grupo Mexico.

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the first six months of 2022 and 2021 (in millions):

	2022		2021
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.		$0.2		$0.2
Mextransport		1.1		0.7
Operadora de Cinemas S.A. de C.V.		0.1		0.1
Total purchases		$1.4		$1.0

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$	(*)	$	(*)
Mextransport		0.9		0.9
Operadora de Cinemas S.A. de C.V.		(*)		(*)
Total sales		$0.9		$0.9

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

As of June 30, 2022 and the same period of 2021, the Company did not hold any derivative instruments.

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

The weighted average remaining lease term for the Company’s leases is eight years, and the weighted average discount rate for these leases is 3.77%.

The operating lease expense recognized in the first six months of 2022 and 2021 was classified as follows (in millions):

Classification	2022	2021
Cost of sales (exclusive of depreciation, amortization and depletion)	$57.6	$57.2
Selling, general and administrative	0.1	0.1
Exploration	0.1	0.1
Total lease expense	$57.8	$57.4

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2022	$57.7
2023	114.4
2024	106.5
2025	105.4
2026	105.2
After 2026	624.4
Total lease payments	$1,113.6
Less: interest on lease liabilities	(229.9)
Present value of lease payments	$883.7

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

On July 20, 2021, the Peruvian Government published Law 31347, which requires companies in the production stage to set aside additional guarantees for progressive closure of its operations. The resources that back these guarantees will be returned to the Company when activities cease and the regulatory agency verifies that all closure measures have been satisfactorily completed. Under this Law, companies must include activities for environmental remediation within the closure schedule and assume costs associated with environmental impacts that are identified during audits. As of June

30, 2022, the regulation attached to this Law had yet to be published. The Company is currently evaluating the possible financial impact of the Law but cannot fully estimate the magnitude until the Law’s regulation is published.

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

The following table summarizes the asset retirement obligation activity for the first six months of 2022 and 2021 (in millions):

	2022	2021
Balance as of January 1	$562.9	$545.0
Changes in estimates	43.3	—
Closure payments	(3.6)	(1.9)
Accretion expense	13.0	12.2
Balance as of June 30,	$615.6	$555.3

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

The components of net periodic benefit costs for the first six months of 2022 and 2021 are as follows (in millions):

(in millions)	2022	2021
Service cost	$0.9	$0.7
Interest cost	1.1	0.7
Expected return on plan assets	(1.9)	(1.7)
Amortization of prior service cost / (credit)	0.1	0.1
Amortization of net loss/(gain)	0.3	0.1
Net periodic benefit cost	$0.5	$(0.1)

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

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the first six months of 2022 and 2021 are as follows (in millions):

(in millions)	2022	2021
Interest cost	$0.8	$0.8
Amortization of net loss (gain)	0.1	0.1
Amortization of prior service cost/ (credit)	(*)	(*)
Net periodic benefit cost	$0.9	$0.9

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

Environmental capital investments in the first six months of 2022 and 2021 were as follows (in millions):

	2022	2021
Peruvian operations	$2.9	$0.7
Mexican operations	27.2	21.8
	$30.1	$22.5

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree that defined new AQS for daily sulfur dioxide in the air. As of June 30, 2022, the Company maintains a daily average level of µg/m3 of SO2, lower than those required by the new AQS.

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

The Company filed a lawsuit against the closure, which was dismissed by a ruling on August 25, 2021. This ruling has been challenged through a motion to reopen the case, which was submitted on September 28, 2021. On January 4, 2022, the challenge was resolved. The authority imposed two fines and ruled that the temporary closure would remain in place until the environmental impact statement is obtained. The Company intends to appeal this ruling

The Company is not aware of the reasons or causes for this partial and temporary closure, but will continue working with the environmental authorities to provide assurance that the operation is in strict compliance with environmental regulations. The Company expects the environmental authorities to suspend the partial temporary shutdown, once their concerns are resolved. Currently, the Company does not expect any impact on its operations. As of June 30, 2022, the matter is pending resolution.

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

Litigation matters:

Peruvian operations:

The Tia Maria Mining Project

There are five lawsuits filed against the Peruvian Branch of the Company related to the Tia Maria project. The lawsuits seek (i) to declare null and void the resolution that approved the Environmental Impact Assessment of the project; (ii) the cancellation of the project and the withdrawal of mining activities in the area; (iii) to declare null and void the mining concession application for the Tia Maria project; and (iv) to declare null and void the resolution that approved the construction license. The lawsuits were filed by Messrs. Jorge Isaac del Carpio Lazo (filed May 22, 2015 – the judgment ruled in favor of SPCC), Ernesto Mendoza Padilla (filed May 26, 2015), Juan Alberto Guillen Lopez (filed June 18, 2015), Junta de Usuarios del Valle del Tambo (filed April 30, 2015), and Gobierno Regional de Arequipa (filed December 16, 2019).

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of June 30, 2022, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. Oral arguments took place on July 19, 2019,. On January 7, 2020, the Judge decided to suspend the proceeding until the del Carpio Lazo case is concluded. On March 3, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. As of June 30, 2022, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. In May 2016, the Company was included in the process, after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazo case is concluded. On March 3, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. As of June 30, 2022, the case remains pending resolution.

The Gobierno Regional de Arequipa case is currently before the lower court. The Company answered the complaint on September 15, 2020. On February 8, 2021, the Judge decided to suspend the proceeding until the del Carpio Lazo case is concluded. On March 24, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. As of June 30, 2022, the case remains pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has, since 1995, constructed and operated the tailings dams with proper governmental authorization. Following a motion filed by the Peruvian Branch, the lower court included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of June 30, 2022, the case was pending resolution without further developments.

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

Mexican operations:

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of June 30, 2022.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. As of June 30, 2022, three lawsuits are still pending: two were filed by Acciones Colectivas de Sinaloa, A.C. and one by Defensa Colectiva, A.C., requesting precautionary measures in the construction of facilities to monitoring public health services and prohibiting the closure of the Rio Sonora Trust.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. In the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages. These lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria Peña Molina, et al; these actions were dismissed by the court, because they have expired. As of June 30, 2022, forty-five cases remain pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard to the spill in August 2014. The plaintiffs in these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. With regard to the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures. This public meeting will have no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, it has informed the corresponding Judge its compliance with the resolution, in which BVC was required to implement additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, with six months granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions imposed. The foregoing does not impact BVC’s operations. Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of June 30, 2022, the remaining cases were still pending resolution.

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

Labor matters:

Peruvian operations: 73.1% of the Company's 4,536 Peruvian employees were unionized at June 30, 2022. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

During 2021, the Company hold talks with the six unions to sign collective agreements prior to their effective dates. As a result, between June and December 2021, the Company signed collective agreements with the six unions with durations between three to six years. All of them granted annual salary increases of 5%. Additionally, each agreement granted, among other things, a signing bonus of between S/45,000 (approximately $11,749) and S/90,000 (approximately $23,499), depending on the duration of the agreement. A long-term agreement bonus of S/10,000 (approximately $2,611) was granted to the union that signed a six-year extension of the collective bargaining agreement. All these concepts were recorded as labor expense.

As of June 30, 2022, the Company has no pending negotiations with Peruvian unions.

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

As of June 30, 2022, the Company had completed most of the rehabilitation plan to restore operations at the San Martin mine, at a total expense of approximately $90.5 million; the mine has already reached full operating capacity.

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of June 30, 2022, the case was pending resolution without further developments.

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

The Company has been working to promote the welfare of the Islay province population. As part of these efforts, the Company has implemented social programs in education, healthcare and productive development to improve the quality-of-life in the region. The Company has also promoted agricultural and livestock activities in the Tambo Valley and supported growth in manufacturing, fishing and tourism in Islay. In 2021, the Peruvian Branch fortified its relation with the regional government and overcame its opposition to project initiation. This new consensus was reflected in an agreement for Social Investment for Taxes for projects relative to health facilities and roads. The Company´s efforts to ensure the current and long-term welfare of the population in the area of influence of the Tia Maria project were recognized by several local associations, which sent letters to the National Government to request project initiation.

During the construction and operation phase, the Company will make it a priority to hire local labor to fill the 9,000 jobs that the Company expects to generate during Tia Maria’s construction phase. Additionally, from day one of its operations, the Company will generate significant contributions to revenues in the Arequipa region.

Tia Maria´s project budget is approximately $1.4 billion, of which $333.5 million had been invested as of June 30, 2022. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and therefore, do not release any emissions into the atmosphere.

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

As per the purchase agreement, the Company paid $12.5 million at the signing of the contract and $12.5 million in June 2021. The remaining balance of $375.0 million will be paid if the Company decides to develop the project. Therefore, it is not a present obligation.

In 2021, the Company signed social agreements with the Michiquillay and La Encañada communities. In addition, in October 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed environmental impact study for the project. At the end of June 2022, the Company has all the required permits for exploration activities. These events are important steps that will allow Southern Copper to initiate an in-depth exploration program in the third quarter of 2022.

Social agreements with the Michiquillay and La Ecañada communities represent an opportunity to improve quality of life of the residents of those communities via the Company´s strong social programs and backed by a solid framework for technical work at the project level. The main commitments signed by the Company in the social agreements are related to providing support for agricultural and livestock activities, economic development of local initiatives, and social programs in favor of education, water management, waste disposal, and healthcare for vulnerable groups.

In June 2022, the Company notified the Peruvian authorities the end of the suspension period and the start of the pre-operational period that lasts 12 years and it can be extended for three more years. The start of the pre-operational period does not imply a payment obligation. The Company must support an investment of $20 million in the next five years which includes exploration activities as well as the development of social programs.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to funding various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $116.2 million). In relation to this commitment, the Company has completed the construction of a school with an investment of S/18.8 million (approximately $4.9 million), has co-financed the construction of the Cularjahuira dam for S/15.6 million (approximately $4.1 million) and is preparing the study of engineering for the Callazas dam for S/2.6 million (approximately $0.7 million).

As the Toquepala expansion project has been completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $32.9 million in its condensed consolidated financial statements as of June 30, 2022.

In addition, the Company has committed S/94.1 million (approximately $24.6 million) for the construction of a high-performance school in the Tacna region under the “Social Investment for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs and to determine the ways that the Company can contribute to sustainable development in the region. Currently, the roundtable is discussing the creation of a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $261.1 million). While final funding is not yet settled, the Company has committed to contribute S/108.4 million (approximately $28.3 million) as an advance, which is being utilized to fund an educational project. In addition, there is a commitment to finance the construction of a residual water treatment plant in Ilo for S/79.9 million (approximately $20.9 million), to build three schools in Moquegua for S/15.9 million (approximately $4.2 million) and to build tracks and sidewalks in Pacocha for S/6.4 million (approximately $1.7 million).

In addition, the Company has committed S/132.8 million (approximately $34.7 million) to build two infrastructure projects in the Moquegua region under the “social investment for taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatts (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects starting on May 1, 2017 and ending on October 31, 2029.

Mexican operations:

Power purchase agreements

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 5 “Related party transactions”.

●	Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I. de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company´s Mexican operations. For further information, please see Note 5 “Related party transactions”.

●	Parque Eolico de Fenicias, S. de R.L. de C.V.: On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., an indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. The agreement is expected to become effective in the the second semester of 2022.

Corporate operations:

Commitment for capital projects

As of June 30, 2022, the Company had committed approximately $437.0 million to the development of its capital investment projects at its operations.

Tax contingency matters:Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 4 “Income taxes”).

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the six-month period ended March 31, 2022 and 2021 is as follows (in millions):

	2022	2021
Southern Copper common shares
Balance as of January 1,	$2,767.2	$2,767.5
Used for corporate purposes	(0.1)	(0.1)
Balance as of June 30,	2,767.1	2,767.4

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	306.8	296.0
Other activity, including dividend, interest and foreign currency transaction effect	17.6	12.4
Balance as of June 30,	324.4	308.4
Treasury stock balance as of June 30,	$3,091.5	$3,075.8

Southern Copper Common Shares:

On June 30, 2022 and on December 31, 2021, there were in treasury 111,503,617 and 111,509,217 shares of SCC’s common stock, respectively.

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

There has been no activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price for SCC common shares as of June 30, 2022 was $49.81 and the maximum number of shares that the Company could purchase at that price was 1.6 million.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of June 30, 2022.

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

	2022	2021
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(405,200)	(391,600)
Granted in the period	(5,600)	(8,000)
Total shares granted at June 30,	(410,800)	(399,600)
Remaining shares reserved	189,200	200,400

Parent Company common shares:

At June 30, 2022 and at December 31, 2021 there were in treasury 78,286,412 and 79,800,655 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the first six months of 2022 and 2021 and the unrecognized compensation expense under this plan were as follows (in millions):

	2022	2021
Stock based compensation expense	$0.3	$0.3
Unrecognized compensation expense	$0.5	$1.1

The following table presents the activity of this plan for the six months ended June 30, 2022 and 2021:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2022	867,234	$2.63
Granted	—	—
Exercised	(16,394)	$2.63
Forfeited	—	—
Outstanding shares at June 30, 2022	850,840	$2.63
Outstanding shares at January 1, 2021	1,264,410	$2.63
Granted	—	—
Exercised	(370,959)	$2.63
Forfeited	—	—
Outstanding shares at June 30, 2021	893,451	$2.63

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

The stock based compensation expense for the six months ended June 30, 2022 and 2021 and the unrecognized compensation expense under this plan were as follows (in millions):

	2022	2021
Stock based compensation expense	$0.3	$0.3
Unrecognized compensation expense	$3.0	$3.6

The following table presents the stock award activity of this plan for the six months ended June 30, 2022 and 2021:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2022	3,173,924	$1.86
Granted	—	—
Exercised	(160,236)	$1.86
Forfeited	—	—
Outstanding shares at June 30, 2022	3,013,688	$1.86
Outstanding shares at January 1, 2021	3,918,458	$1.86
Granted	—	—
Exercised	(625,742)	1.86
Forfeited	—	—
Outstanding shares at June 30, 2021	3,292,716	$1.86

Non-controlling interest:

The following table presents the non-controlling interest activity for the six months ended June 30, 2022 and 2021 (in millions):

	2022	2021
Balance as of January 1,	$58.6	$51.2
Net earnings	5.0	7.0
Dividend paid	(3.8)	(2.9)
Balance as of June 30,	$59.8	$55.3

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table, which provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021 (in millions):

	At June 30, 2022		At December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	$6,498.2	$6,750.7	$6,496.4	$8,506.0
Long-term debt level 2	51.2	60.9	51.2	67.2
Total long-term debt	$6,549.4	$6,811.6	$6,547.6	$8,573.2

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of June 30, 2022 and December 31, 2021 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$242.3	$242.3	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.1	—	0.1	—
Mortgage backed securities	0.2	—	0.2	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	517.1	517.1	—	—
Molybdenum	216.0	216.0	—	—
Total	$975.7	$975.4	$0.3	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$486.5	$486.5	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.2	—	0.2	—
Mortgage backed securities	0.2	—	0.2	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	876.2	876.2	—	—
Molybdenum	288.3	288.3	—	—
Total	$1,651.4	$1,651.0	$0.4	$—

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

In addition, in the third quarter of 2021, the Company acquired two derivative instruments to protect natural gas costs from estimated price increases in the previous winter season. These derivative instruments occupied November 2021 through March 2022 period. For further information please refer to Note 6 “Derivative instruments.”

NOTE 13 — REVENUE:

The Company’s net sales were $2,306.9 and $5,070.7 million in the three and six months ended June 30, 2022 respectively, compared to $2,897.0 and $5,429.5 million in the same period of 2021. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended June 30, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$442.2	$122.4	$—	$(44.0)	$520.6
United States	447.7	10.7	105.2	—	563.6
Peru	63.3	—	155.5	(63.3)	155.5
Brazil	—	4.5	95.8	—	100.3
Chile	0.6	—	81.5	—	82.1
Other American countries	11.2	0.7	9.3	—	21.2
Europe:
Switzerland	98.8	14.5	165.1	—	278.4
Italy	0.8	3.8	54.7	—	59.3
Spain	107.1	—	38.0	—	145.1
Other European countries	11.1	6.0	14.0	—	31.1
Asia:
China	94.5	—	—	—	94.5
Singapore	0.7	3.6	32.8	—	37.1
Japan	20.6	—	133.5	—	154.1
Other Asian countries	38.4	0.1	25.5	—	64.0
Total	$1,337.0	$166.3	$910.9	$(107.3)	$2,306.9

	Three Months Ended June 30, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$494.9	$109.6	$—	$(38.8)	$565.7
United States	393.2	14.7	61.8	—	469.7
Peru	—	0.1	143.2	—	143.3
Brazil	—	5.6	120.6	—	126.2
Chile	1.0	—	95.2	—	96.2
Other American countries	7.7	—	1.0	—	8.7
Europe:
Switzerland	318.2	18.7	103.2	—	440.1
Italy	0.2	1.1	108.7	—	110.0
Spain	102.2	—	23.5	—	125.7
Other European countries	74.7	6.7	118.9	—	200.3
Asia:
China	49	—	—	—	49.0
Singapore	163.4	4.8	108.9	—	277.1
Japan	2.9	—	147.7	—	150.6
Other Asian countries	24.8	0.1	109.5	—	134.4
Total	$1,632.2	$161.4	$1,142.2	$(38.8)	$2,897.0

	Six Months Ended June 30, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$976.0	$253.2	$—	$(84.0)	$1,145.2
United States	903.3	26.4	196.0	—	1,125.7
Peru	178.4	—	333.0	(178)	333.4
Brazil	-	9.6	214.8	—	224.4
Chile	0.6	—	185.0	—	185.6
Other American countries	17.7	0.7	14.7	—	33.1
Europe:
Switzerland	326.2	22.9	356.2	—	705.3
Italy	1.3	7.8	122.2	—	131.3
Spain	200.3	—	39.7	—	240.0
Other European countries	41.9	14.4	100.1	—	156.4
Asia:
China	206.9	—	—	—	206.9
Singapore	5.4	8.5	85.0	—	98.9
Japan	42.6	—	295.0	—	337.6
Other Asian countries	82.6	0.3	64.0	—	146.9
Total	$2,983.2	$343.8	$2,005.7	$(262.0)	$5,070.7

	Six Months Ended June 30, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$948.4	$176.1	$—	$(65.0)	$1,059.5
United States	782.6	31.7	81.0	—	895.3
Peru	—	0.1	290.6	—	290.7
Brazil	—	7.6	217.6	—	225.2
Chile	2.9	—	151.3	—	154.2
Other American countries	18.0	0.7	2.8	—	21.5
Europe:
Switzerland	612.6	25.8	195.5	—	833.9
Italy	0.2	1.9	181.9	—	184.0
Spain	193.2	—	43.4	—	236.6
Other European countries	148.0	33.2	199.9	—	381.1
Asia:
China	104	—	—	—	103.7
Singapore	235.0	8.4	236.0	—	479.4
Japan	24.4	—	310.3	—	334.7
Other Asian countries	41.7	0.2	187.8	—	229.7
Total	$3,110.7	$285.7	$2,098.1	$(65.0)	$5,429.5

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,114.0	$28.0	$737.9	$(82.1)	$1,797.8
Molybdenum	105.8	—	92.4	—	198.2
Silver	58.1	36.8	25.3	(20.8)	99.4
Zinc	—	82.0	—	(0.7)	81.3
Other	59.1	19.5	55.3	(3.7)	130.2
Total	$1,337.0	$166.3	$910.9	$(107.3)	$2,306.9

	Six Months Ended June 30, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$2,482.4	$50.4	$1,631.8	$(211.9)	$3,952.7
Molybdenum	256.2	—	217.8	—	474.0
Silver	124.8	73.8	48.4	(42.4)	204.6
Zinc	—	180.6	—	(1.0)	179.6
Other	119.8	39.0	107.7	(6.7)	259.8
Total	$2,983.2	$343.8	$2,005.7	$(262.0)	$5,070.7

	Three Months Ended June 30, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,382.6	$27.4	$957.4	$(19.2)	$2,348.2
Molybdenum	149.6	—	132.6	—	282.2
Zinc	68.0	36.9	32.7	(17.4)	120.2
Silver	—	81.3	—	—	81.3
Other	32.0	15.8	19.5	(2.2)	65.1
Total	$1,632.2	$161.4	$1,142.2	$(38.8)	$2,897.0

	Six Months Ended June 30, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$2,663.1	$51.2	$1,784.2	$(32.9)	$4,465.6
Molybdenum	240.7	—	211.1	—	451.8
Zinc	140.7	85.4	62.2	(29.1)	259.2
Silver	—	116.5	—	0.5	117.0
Other	66.2	32.6	40.6	(3.5)	135.9
Total	$3,110.7	$285.7	$2,098.1	$(65.0)	$5,429.5

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of June 30, 2022:
Trade receivables	$537.7	$43.4	$483.5	$—	$1,064.6
Related parties, current	101.6	0.2	0.7	(56.6)	45.9

As of December 31, 2021:
Trade receivables	$656.0	$51.2	$651.5	$—	$1,358.7
Related parties, current	46.9	0.2	—	2.0	49.1

As of June 30, 2022, the Company has long-term contracts with promises to deliver the following products in 2022:

Copper concentrates (in tons)	118,000
Copper cathodes (in tons)	48,000
Molybdenum concentrates (in tons)	37,283
Sulfuric acid (in tons)	355,773

Provisionally priced sales: At June 30, 2022, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the June 30, 2022 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2022:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	138.3	3.74	July 2022 through November 2022
Molybdenum	12.6	17.08	July 2022 through September 2022

The provisional sales price adjustment included in accounts receivable and net sales as of June 30, 2022 includes negative adjustments of $57.4 million for copper and $22.5 million for molybdenum. Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or on operating results.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended June 30, 2022
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,337.0	$122.4	$910.9	$—	$2,370.3
Intersegment sales	—	43.9	—	(107.3)	(63.4)
Cost of sales (exclusive of depreciation, amortization and depletion)	664.3	113.2	580.5	(111.3)	1,246.7
Selling, general and administrative	15.3	2.4	10.0	3.2	30.9
Depreciation, amortization and depletion	94.7	14.4	90.1	9.8	209.0
Exploration	0.6	1.3	4.0	5.9	11.8
Operating income	$562.1	$35.0	$226.3	$(14.9)	808.5
Less:
Interest, net					(80.9)
Other income (expense)					3.9
Income taxes					(296.4)
Equity earnings of affiliate					(0.9)
Non-controlling interest					(1.9)
Net income attributable to SCC					$432.3
Capital investment	$96.5	$45.6	$79.6	$2.9	$224.6
Property and mine development, net	$4,597.9	$622.4	$3,685.8	$615.7	$9,521.8
Total assets	$8,208.5	$1,077.6	$4,600.0	$3,235.4	$17,121.5

	Three Months Ended June 30, 2021
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,632.2	$122.6	$1,142.2	$—	$2,897.0
Intersegment sales	—	38.8	—	(38.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	498.3	112.6	417.4	(42.8)	985.5
Selling, general and administrative	16.4	2.8	9.5	2.7	31.4
Depreciation, amortization and depletion	95.6	12.8	77.7	9.3	195.4
Exploration	0.7	0.9	3.2	4.7	9.5
Operating income	$1,021.2	$32.3	$634.4	$(12.7)	1,675.2
Less:
Interest, net					(88.0)
Other income (expense)					(8.2)
Income taxes					(647.7)
Equity earnings of affiliate					5.1
Non-controlling interest					(3.7)
Net income attributable to SCC					$932.7
Capital investment	$125.4	$18.2	$73.9	$2.3	$219.8
Property and mine development, net	$4,609.8	$546.0	$3,695.8	$604.5	$9,456.1
Total assets	$7,874.8	$994.5	$4,812.2	$4,013.9	$17,695.4

	Six Months Ended June 30, 2022
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$2,983.2	259.9	2,005.7	—	$5,248.8
Intersegment sales	—	83.9	—	(262.0)	(178.1)
Cost of sales (exclusive of depreciation, amortization and depletion)	1,212.5	245.0	1,049.6	(202.7)	2,304.4
Selling, general and administrative	30.8	4.8	18.5	7.1	61.2
Depreciation, amortization and depletion	192.7	25.7	167.7	19.5	405.6
Exploration	1.1	2.4	10.8	6.6	20.9
Operating income	$1,546.1	$65.9	$759.1	$(92.5)	2,278.6
Less:
Interest, net					(164.1)
Other income (expense)					15.7
Income taxes					(908.5)
Equity earnings of affiliate					0.4
Non-controlling interest					(5.0)
Net income attributable to SCC					$1,217.1
Capital investment	$185.7	$77.3	$160.8	$5.9	$429.7
Property and mine development, net	$4,597.9	$622.4	$3,685.8	$615.7	$9,521.8
Total assets	$8,208.5	$1,077.6	$4,600.0	$3,235.4	$17,121.5

	Six Months Ended June 30, 2021
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$3,110.7	220.7	2,098.1	—	$5,429.5
Intersegment sales	—	65.0	—	(65.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,008.2	193.0	802.3	(74.2)	1,929.3
Selling, general and administrative	32.3	4.9	18.9	5.5	61.6
Depreciation, amortization and depletion	191.2	26.7	159.1	19.0	396.0
Exploration	1.2	2.1	7.2	5.3	15.8
Operating income	$1,877.8	$59.0	$1,110.6	$(20.6)	3,026.8
Less:
Interest, net					(175.2)
Other income (expense)					(5.9)
Income taxes					(1,155.2)
Equity earnings of affiliate					13.1
Non-controlling interest					(7.0)
Net income attributable to SCC					$1,696.6
Capital investment	$275.0	$32.5	$140.4	$4.5	$452.4
Property and mine development, net	$4,609.8	$546.0	$3,695.8	$604.5	$9,456.1
Total assets	$7,874.8	$994.5	$4,812.2	$4,013.9	$17,695.4

NOTE 15 — SUBSEQUENT EVENTS:

Dividends:

On July 21, 2022, the Board of Directors authorized a dividend of $0.75 per share payable on August 25, 2022 to shareholders of record at the close of business on August 11, 2022.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the second quarter of 2022, approximately 77.9% of our revenue came from the sale of copper; 8.6% from molybdenum; 4.3% from silver; 3.5% from zinc; and 5.7% from various other products, including gold, sulfuric acid and other materials.

●	Copper: In the second quarter of 2022, the LME copper price decreased from an average of $4.40 per pound in the second quarter of 2021 to $4.32 (-1.8%). During the month of June, we had a significant drop in copper prices down to its current level of $3.30 to 3.50 per pound; this scenario bodes a negative outlook for the Company. A concern for a simultaneous recession in the U.S., Europe and China is dominating the market and, consequently, affecting copper prices. These fears are based upon the following factors:

●	The consistent increment in interest rates by the FED, the ECB and other relevant central banks.
●	The slowdown of the Chinese economy due to Covid-19 restrictions and the construction activities 31% YoY reduction.

However, we should note that:

●	The most relevant market intelligence houses for the copper market are expecting a market in balance or with a small deficit for 2022 of about 200,000 tons.
●	This assumes growth in demand of 1.0-2.5% in 2022, particularly in terms of cathode consumption in the US.
●	There is uncertainty regarding future production growth in Chile and Peru, which together represent about 40% of the global supply. Chile registered a production drop of 7% in the first quarter of 2022, while 13% of Peru’s production is currently at risk in Las Bambas.
●	The major warehouses have not reported a relevant increase in copper inventories, which were as of June 30 at 8 days of consumption, a relatively low level.

We believe the economic slowdowns in the U.S., China and Europe have temporarily weakened the demand for copper and are driving reductions in current prices. It is important to emphasize that copper plays a leading role in the global shift to clean energy, which correlates positively with our assertion that the underlying demand for copper will be strong in the long-term. In this scenario, we believe the current cycle of low prices should be short-lived.

●	Molybdenum: Represented 8.6% of our sales in the second quarter of 2022 and is currently our most important by-product. Molybdenum prices averaged $18.30 per pound in the second quarter of 2022, compared to $13.89 in the same period of 2021. This represented a 31.7% price increase.

Regarding this by-product, we believe that prices will be supported by lower exports from China and Russia, that are maintaining this market in a deficit.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness and corrosion and heat resistance. New uses for this metal are associated with lubricants, sulfur filtering of heavy oils and shale gas production.

●	Silver: Represented 4.3% of our sales in the second quarter of 2022. We believe that the prices for silver will be supported by its intensive level of industrial use and the fact that, like gold, it represents value shelter in times of economic turmoil.

●	Zinc: Represented 3.5% of our sales in the second quarter of 2022. We consider zinc has very good long term fundamentals due to high levels of industrial consumption and expected production.

●	Production: For 2022, we expect to produce 898,200 tons of copper, which represents a decrease of 6.3% compared to 2021. We expect our copper production to bounce back in 2023 and reach 971,200 tonnes as we get the Peruvian production back on track and generate new production through our projects at Pilares and Buenavista Zinc Concentrator.

We also expect to produce 25,700 tonnes of molybdenum, which represents a decrease of 15.2% over our 2021 production levels. In 2022, we expect to produce 18.9 million ounces of silver, which represents a slight decrease of 0.5% over our 2021 production level. Additionally, we expect to produce 66,900 tonnes of zinc from our mines, in line with 2021 production.

●	Capital Investments: In the first semester of 2022, we spent $429.7 million on capital investments; this represented 35.3% of net income and a decrease of 5.0% compared to the amount registered for the same period in 2021.

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

After several unsuccessful attempts by the authorities to restore order through dialogue, on April 20, 2022, the Peruvian government declared a state of emergency in the Moquegua region. On April 21, 2022, the protesters returned the installations of the Viña Blanca water reservoir and the railway to the Company. Our personnel immediately evaluated the damage caused to the facilities by acts of vandalism and took the necessary steps to resume production at the Cuajone mining unit. On April 25, 2022, the Cuajone mine, concentrator, industrial railroad and related facilities reached full capacity. Based on the 2022 Company operating plan, the total production loss during the stoppage period was 22,208 tonnes of copper content and 485 tonnes of molybdenum, which translates into a reduction in sales of $228 million. We also recorded $14.0 million of unabsorbed fixed costs, which directly impacted the cost of sales. To mitigate the impact on sales’ contracts, measures were taken to acquire concentrates from our Mexican Operations and third parties to maintain an adequate supply to the smelter. Despite the force majeure event at Cuajone, the Company was able to fulfill all sales’commitments without delays.

On April 30, 2022 the Peruvian government issued a Ministerial Resolution to set up a three-party-dialogue-table with members of the community, government and Company officials to better understand all parties’ concerns. As of today, nine round-table meetings and three direct meeting with the community have been held. The Company has proposed plans to invest in social programs that address the needs voiced by the communities and has indicated interest in purchasing land near the Cuajone operations to establish a buffer zone to protect installations and production down the line. We strongly believe that the programs that we have proposed will make meaningful and sustainable contributions to the community’s progress and wellbeing. These efforts will be complemented by positive impacts through the Social Investment for Taxes scheme (obras por impuestos), which will allow the Peruvian Branch to fund public investments in necessary infrastructure and services and credit expenditures against its taxes.

ECONOMIC CONSEQUENCES OF RUSSIA´S INVASION OF UKRAINE

The Ukraine-Russia war that broke out in February of 2022, has generated a series of impacts in the global economy and on international trade including, but not limited to, volatility in commodity prices, cost and supply chain pressures and availability and disruption in capital markets. This has forced companies to adjust their supply and commercial plans to deal with shipping delays for goods and higher prices for the same. The increase in the cost of oil and energy, coupled with saturation at ports, which was already high due to a surge in global economic activity after the COVID-19 pandemic ebbed, has driven up the prices of the vast majority of products and generated uncertainty in economies. Although the Company does not currently have operations in Ukraine, Russia or other parts of Europe, this situation is affecting the countries in which we operate and in which our clients and suppliers operate, although the extent of the impact varies.

As of June 30, 2022, the impact of these events was not material for the Company; however, we are monitoring and adjusting our supply schedules to reflect the delay in the delivery of our critical supplies. Currently, our sales program has suffered no impacts.

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

Earnings: The table below highlights key financial and operational data of our Company for the three and six months ended June 30, 2022 and 2021 (in millions, except copper price, percentages and per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Copper price LME	4.32	4.40	(0.08)	(1.8)%	4.43	4.13	0.30	7.3%
Pounds of copper sold	430.7	514.9	(84.2)	(16.4)%	889.2	1,044.4	(155.2)	(14.9)%
Net sales	$2,306.9	$2,897.0	$(590.1)	(20.4)%	$5,070.7	$5,429.5	$(358.8)	(6.6)%
Operating income	$808.5	$1,675.2	$(866.7)	(51.7)%	$2,278.6	$3,026.8	$(748.2)	(24.7)%
Net income attributable to SCC	$432.3	$932.7	$(500.4)	(53.7)%	$1,217.1	$1,696.6	$(479.5)	(28.3)%
Earnings per share	$0.56	$1.21	$(0.65)	(53.7)%	$1.57	$2.19	$(0.62)	(28.3)%
Dividends per share	$1.25	$0.70	$0.55	78.6%	$2.25	$1.30	$0.95	73.1%

Net sales in the second quarter of 2022 were 20.4% lower than in the same period of 2021. This decrease was driven by a drop in prices for copper (-1.8% - LME) and silver (-15.4%) and by a decrease in the sales volume of all our major products due to an uptick in the finished goods inventory, a decrease in production due to the Cuajone stoppage and lower ore grades. Net sales in this quarter were also negatively affected by the accounting adjustment of $173.5 million for a price variation on sales made and not yet collected. This effect was partially offset by higher prices for molybdenum (+31.7%) and zinc (+34.8%).

Net income attributable to SCC in the second quarter of 2022 was 53.7% lower than in the same period of 2021. This scenario has been compounded by increases in costs for fuel, power and some other operating materials due to inflation. In a context impacted by a drop in copper prices, we registered a significant mark-to-market adjustment to open sales. Quarterly results were also affected by a 25,624 tonne decrease in copper production at our Peruvian operations, which was mainly attributable to the stoppage at Cuajone and lower ore grades. In order to avoid a force majeure event, production losses were temporarily offset with copper purchased from third parties, albeit at a higher cost.

Net sales in the first six months of 2022 were 6.6% lower than in the same period of 2021, due to lower sales volume of copper (-14.9%), silver (-10.5%), molybdenum (-5.8%) and a mark- to-market adjustment to open sales that represents a decrease of $143.0 million in sales with regard to the figure in the first six months of 2021. These negative variances were partially offset by higher average metal prices for almost all our main products in the first six months of 2022:

copper (+7.3% - LME), molybdenum (+48.6%), zinc (+35.9%) and by an increase in sales volumes of molybdenum

(+13.1%) and zinc (+0.1%).

Net income attributable to SCC in the first six months of 2022 was 28.3% lower than in the same period of 2021. This decrease was mainly attributable to lower sales while operating costs had an 16.2% increase.

Production: The table below highlights our mine production data for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,				Six months ended June 30,
	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Copper (in million pounds)	459.5	522.7	(63.2)	(12.1)%	932.4	1,048.3	(115.9)	(11.1)%
Molybdenum (in million pounds)	13.9	15.4	(1.5)	(9.4)%	29.6	31.3	(1.7)	(5.4)%
Silver (in million ounces)	4.4	4.6	(0.2)	(4.3)%	8.7	9.6	(0.9)	(9.0)%
Zinc (in million pounds)	33.4	37.7	(4.3)	(11.5)%	65.8	74.0	(8.2)	(11.1)%

The table below highlights our mine production data for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper (in million pounds):	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Toquepala	98.2	130.2	(32.0)	(24.5)%	210.7	258.6	(47.9)	(18.5)%
Cuajone	68.7	93.2	(24.5)	(26.3)%	122.5	180.7	(58.2)	(32.2)%
La Caridad	58.5	72.9	(14.4)	(19.8)%	123.1	145.2	(22.1)	(15.3)%
Buenavista	228.9	221.9	7.0	3.1%	466.5	453.8	12.7	2.8%
IMMSA	5.2	4.5	0.7	16.5%	9.6	10.0	(0.4)	(4.2)%
Total mined copper	459.5	522.7	(63.2)	(12.1)%	932.4	1,048.3	(115.9)	(11.1)%

Second quarter: Mined copper production in the second quarter of 2021 fell by 12.1% to 459.5 million pounds compared to 522.7 million pounds in the second quarter of 2021. This was mainly attributed to a production drop due to the Cuajone mine stoppage (-26.3%) and lower copper production at Toquepala (-24.5%) and La Caridad (-19.8%) due to lower grades. This was partially offset by an increase of production at our Buenavista (+3.1%) and IMMSA (+16.5%) mines.

Molybdenum production decreased 9.4% in the second quarter of 2022 with regard to the levels registered in the second quarter of 2021. This was attributable to a decrease in production at our Cuajone (-23.9%) mine, which was primarily attributable to stoppage at this unit, and secondarily to a decrease in Toquepala (-5.7%) and La Caridad (-12.5%) mines due to lower grades and recoveries. This effect was partially offset by a increase in production at the Buenavista (+3.3%) mines due to higher grades.

Silver mine production decreased 4.3% in the second quarter of 2022, compared with the same period of 2021, due to a drop in production at the Toquepala (-27.6%), Cuajone (-22.7%) and La Caridad (-12.5%) operations. This was offset by higher production an the Buenavista (+5.5%) and IMMSA (+9.7%) operations.

Zinc production decreased 11.5% in the second quarter of 2022 compared with the same period of 2021. This decrease was mainly attributable to a drop in production at the Charcas and San Martin units, which was attributable to a decrease in processed material and lower average zinc grades.

Six months: Mined copper production in the first six months of 2022 decreased 11.1% to 932.4 million pounds compared to 1,048.3 million pounds in the same period of 2021. This decrease was mainly attributable to the Cuajone mine stoppage (-32.2%) and a drop in production at our Toquepala (-18.5%), La Caridad (-15.3%) and IMMSA (-4.2%)

mines due to lower grades. This effect was slightly offset by an increase in production at Buenavista (+2.8%) mine.

Molybdenum production decreased 5.4% in the first six months of 2022 compared to the same period in 2021; this was mainly due to lower production at our Cuajone (-33.2%) and La Caridad (-7.4%) mines, which was partially offset by higher production at the Toquepala (+1.9%) and Buenavista (+9.6%) mines.

Silver mine production decreased 9.0% in the first six months of 2022; this was principally due to lower production at our Toquepala (-25.9%), Cuajone (-28.6%), La Caridad (-9.1%) and IMMSA (-3.6%) operations, which was partially offset by higher production at Buenavista (+4.0%) mine.

Zinc production decreased 11.1% in the first six months of 2022 due to a fall in production at our Charcas, San Martin and Santa Barbara mines, principally due to lower grades.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three and six months ended June 30, 2022 and 2021:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Total operating cash cost before by‑product revenues	$951.2	$817.9	$133.3	16.3%	$1,788.9	$1,589.3	$199.6	12.6%
Total by‑product revenues	$(465.3)	$(521.1)	$55.8	(10.7)%	$(1,048.8)	$(914.8)	$(134.0)	14.6%
Total operating cash cost net of by‑product revenues	$485.9	$296.8	$189.1	63.7%	$740.1	$674.5	$65.6	9.7%
Total pounds of copper produced(2)	442.9	507.7	(64.8)	(12.8)%	900.7	1,018.5	(117.8)	(11.6)%
Operating cash cost per pound before by‑product revenues	$2.15	$1.61	$0.54	33.5%	$1.99	$1.56	$0.43	27.6%
By‑products per pound revenues	$(1.05)	$(1.02)	$(0.03)	2.9%	$(1.16)	$(0.90)	$(0.26)	28.9%
Operating cash cost per pound net of by‑product revenues	$1.10	$0.59	$0.51	86.4%	$0.82	$0.66	$0.16	24.2%
(1)	These are non-GAAP measures. Please see page 59 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

As seen in the table above, our per pound cash cost before by-product revenues in the second quarter of 2022 was 33.5% higher than in the same period of 2021. This increase was mainly attributable to an increase in production costs and the unit cost effect generated by a 12.1% decrease in pounds of copper produced. Our cash cost per pound net of by-product revenue for the second quarter of 2022 increased 86.4% when compared to the same period of 2021. This was mainly attributable to a significant decrease in by-product revenues.

For the six months ended June 30, 2022, our per pound cash cost before by-product revenues was 27.6% higher than in the same period of 2021. This increase was mainly driven by an increase in production costs and the unit cost effect generated by a 11.6% decrease in pounds of copper produced. The operating cash cost per pound of copper net of by product revenue was $0.82 in the six months ended June 30, 2022. This represented an increase of 24.2 % compared to the $0.66 reported in the same period of 2021. These results were mainly due to higher production costs and the unit cost effect generated by a 11.6% decrease in pounds of copper produced.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, and for copper, molybdenum, zinc and silver in particular.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining six months of 2022, assuming that expected metal production and sales are achieved, tax rates remain unchanged and no effects are generated by potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$59.0	$16.3	$7.5	$5.8

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

Capital Investment Programs: We made capital investments of $429.7 million in the six months ended June 30, 2022, compared to $452.4 million in the same period of 2021. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects by utilizing cash on hand; internally generated funds and additional external financing, including funding received in September 2019. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy and market conditions.

Projects in Mexico:

Buenavista Zinc - Sonora: This project is located within the Buenavista facility and includes the development of a new concentrator to produce approximately 100,000 tonnes of zinc and 20,000 tonnes of copper per year. We have completed the engineering study. In order to continue with the project, stronger preventive measures to combat COVID-19 have been put in place. Procurement has progressed 99% and all the main equipment is on site. Construction site works are in progress. The project has all the necessary permits and the capital budget is $413 million. We expect to initiate operations in the second half of 2023. As of June 30, 2022, we had invested $264.9 million in this project. When completed, we anticipate that this new facility will double the Company’s zinc production capacity and will provide 490 direct jobs and 1,470 indirect jobs.

Pilares - Sonora: Located six kilometers from La Caridad, this project consists of an open-pit mine operation with an annual production capacity of 35,000 tonnes of copper in concentrate. A new 25-meter wide off-road facility for mining trucks has been built and will be used to transport the ore from the pit to the primary crushers at the La Caridad copper concentrator. This project will significantly improve the overall mineral ore grade (combining the 0.78% expected from Pilares with 0.34% from La Caridad). The budget for Pilares is $159 million of which we have invested $80.9 million as of June 30, 2022. The project has obtained all permits and licenses required and we expect to begin production in the last quarter of 2022.

El Pilar - Sonora: This low-capital intensity copper greenfield project is strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 317 million tonnes of ore with an average copper grade of 0.249%. We anticipate that El Pilar will operate as a conventional open-pit mine with an annual production capacity of 36,000 tonnes of copper cathodes. This operation will use highly cost efficient and environmentally friendly SX-EW technology. We estimate a development investment of approximately $310 million. The results from experimental pads in leaching process have confirmed adequate levels of copper recovery. We expect this project to start production in 2024 with an expected mine life of 13 years. The basic engineering study is finished and the Company continues developing the project and site environmental activities.

Lime plant - Sonora: As part of our cost improvement projects, we are building a new lime plant with a production capacity of 600 metric tonnes per day, which will be the largest lime plant of Mexico. This facility will allow us to reduce to approximately 50% our current lime cost at our Mexican operations. The total budget for the plant is $63.1 million, of which we have spent $54.0 million as of June 30, 2022. The furnace of the plant started operations in the second quarter and we expect to reach full capacity in the third quarter of 2022.

Projects in Peru:

Quebrada Honda dam expansion – Tacna: This project aims to enlarge the main and lateral dams in Quebrada Honda and includes the relocation and repowered of some facilities due to dam growth and implementation of other facilities for water recovery, among other factors. As of June 30, 2022, pre-commissioning and commissioning activities are in progress with work on three fronts. This project has a total budget of $179.4 million, of which we have invested $152.9 million as of June 30, 2022.

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

The Company has been consistently working to promote the welfare of the Islay province population. As part of these efforts, we have implemented successful social programs in education, healthcare and productive development to improve the quality-of-life in the region. We have also promoted agricultural and livestock activities in the Tambo Valley and supported growth in manufacturing, fishing and tourism in Islay.

In 2021, SPCC fortified its relation with the regional government and successfully overcame its opposition to project initiation. This new consensus was reflected in an agreement for Social Investment for Taxes for projects relative to health facilities and roads. Our efforts to ensure the current and long-term welfare of the population in the area of influence of the Tia Maria project were recognized by several local associations, which sent letters to the National Government to request project initiation.

We reiterate our view that the initiation of construction activities at Tia Maria will generate significant economic opportunities for the Islay province and the Arequipa region. During the construction and operation phase, we will make it a priority to hire local labor to fill the 9,000 jobs that we expect to generate during Tia Maria’s construction phase. Additionally, from day one of our operations, we will generate significant contributions to revenues in the Arequipa region.

The Company has made an offer to the Peruvian government to build the Paltiture dam, instead of a desalinization plant originally proposed, to provide water to both the project and the community. The dam will have a total capacity of 73 million cubic meters, of which the Company will use a maximum of 10 million cubic meters. The remaining 63 million will be for community use. The dam, if built, will require a much higher investment than the $100 million budget planned for the desalinization plant. If the offer is accepted, the Company would take the appropriate steps to make the necessary adjustments to the project plan and update the required permits for its construction. Nevertheless, we believe that by increasing the water supply, it will generate more palpable benefits for local communities.

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

Potential projects

We have a number of other projects that we may develop in the future. We continuously evaluate new projects on the basis of our long-term corporate objectives, expected return on investment, environmental concerns, required investment and estimated production, among other considerations. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy and market conditions.

El Arco - Baja California: This is a world-class copper deposit located in the central part of the Baja California peninsula with ore reserves of over 1,230 million tonnes with an average ore grade of 0.40% and 141 million tonnes of leach material with an ore grade of 0.27%. The project includes an open-pit mine with a combined concentrator and SX-EW operations. Annual production is expected to total 190,000 tonnes of copper and 105,000 ounces of gold. The Company has started the baseline study and is reviewing the basic engineering analysis to request the environmental impact permit. Several years back, we began to acquire the rights to all relevant mining concessions in the area; this process was completed in 2020.

Los Chancas - Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates of indicated copper mineral resources are 98 million tonnes of oxides with a copper content of

0.45% and 52 million tonnes of sulfides with a copper content of 0.59%. Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to produce 130,000 tonnes of copper and 7,500 tonnes of molybdenum anually. The estimated capital investment is $2,600 million and the project is expected to be in operation in 2027. In the first quarter of 2022, we continued to engage in social and environmental improvements for the local communities and we worked on the project´s environmental impact assessment.

In February 2022, a group of illegal miners occupied part of the lands of the project and started to produce copper with a low scale artisan process. On May 31, 2022, a group of people attacked the project mining camp, causing a fire and completely destroyed the installations. There were no fatalities to regret. As of today, these illegal miners are working in the zone. The Company expects strong action from the authorities to restore the lands to the Company so that it can continue to develop the project.

Michiquillay Project - Cajamarca: In June 2018, Southern Copper signed a contract and made an initial payment of $12.5 million for the acquisition of the Michiquillay project in Cajamarca, Peru. In June 2021, the Company paid an additional $12.5 million to acquire the project. The Company has created a multidisciplinary management team to plan the development of this project. As part of this plan, the Company has established venues of contact with the local and regional authorities and communities to promote programs for the sustainable development in the area. In 2021, the Company signed Social Agreements with the Michiquillay and La Encañada communities. Additionally, in October 2021 the Peruvian Ministry of Energy and Mines approved the semi-detailed Environmental Impact Study for the project. At the end of June 2022, the Company has all the required permits for exploration activities. These events are important steps that will allow Southern Copper to initiate an in-depth exploration program in the third quarter of 2022.

The Social Agreements with the Michiquillay and the Encañada communities represent an opportunity to improve the quality of life of the residents of those communities via our strong social programs and backed by a solid framework for technical work at the project level. The main commitments signed by the Company in the social agreements are related to providing support for agricultural and livestock activities, economic development of local initiatives, and social programs in favor of education, water management, waste disposal, and healthcare for vulnerable groups.

In June, 2022, the Company notified the Peruvian authorities the end of the suspension period and the start of the pre-operational period that lasts 12 years and it can be extended for three more years. The start of the pre-operational period does not imply a payment obligation. The Company must support an investment of $20 million in the next five years which includes exploration activities as well as the development of social programs.

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

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”)

In line with best practice, the Board of Directors has approved the formation of a new Sustainability Committee chaired by an independent director. The purpose of this Committee is to support the Board of Directors of Southern Copper Corporation in developing and monitoring the Company's compliance with on-going commitments to the environment, health and safety, communities, human rights, and corporate governance. This is a significant step in our pledge to a robust and strong ESG performance.

Quoting the Chairman of our Board of Directors in the letter that accompanies the 2021 Sustainable Development Report of our holding, Grupo Mexico: "A business model focused on responsible and transparent management in the social, economic and environmental spheres are essential to guarantee sustainable development." S&P Global has recognized SCC’s sustainability efforts by including it in a new index, S&P/BVL Peru General ESG, as of April of this year. This index is the first of its kind in the Peruvian market and recognizes a total of 17 companies that meet high standards for environmental, social and governance management. In light of its improvements in the realm of ESG, S&P has also upgraded the Company’s Sustainability Assessment, which rose from 50/100 points in 2020 to 61/100 in 2021 ( 22% increase). These results led to our inclusion in the Dow Jones Sustainability index for the MILA region in 2019 and we have also been included in the 2022 Sustainability Yearbook. We aim to improve our sustainability management and performance to ensure that we maintain and continuously improve our sustainability ratings.

Certification of our environmental and occupational health and safety management systems allows the Company to reinforce a preventive culture that is aligned with best international practices. We continue to make progress in our quest to achieve ISO 45001 and 14001 certifications. During the second quarter of 2022, the Maritime Terminal of Guaymas, Mexico received ISO 45001 certification and the Charcas unit in Mexico became the first of our underground mines to obtain ISO 14001 certification.

Given the importance of water for our operations and in the broader perspective of climate change, the Company recently appointed a Water Resources Director at the executive level, whose main function will be to coordinate the actions needed to promote water management at all our operations and ensure our place as a responsible partner in the regional management of this valuable resource.

SCC seeks sustainability by managing different fronts. The Metallurgical Complex in Sonora, where we smelt and refine material mined from the region, was recognized in the ranking of the 10 Best Places to Work for Women. With this recognition, this plant has consolidated its position as the employer of choice for the best professionals in the country and has strengthened an organizational culture based on safety, predictability and employee trust. This industrial complex was also given the 2021 National Export Award in the category of Large Industrial Exporting Companies for its contribution to foreign trade and international business in the country. This distinction recognizes SCC’s responsible production of essential raw materials; environmental preservation efforts; and the economic benefits and support it provides to bolster the well-being of workers and their families.

In Peru, the Prime Minister joined us for the inauguration of the Cularjahuira dam ($11.5 million), which was the fruit of joint investment between the Company, government authorities and the highland community of Camilaca. This project will help strengthen agricultural activities in the province of Candarave (near our Toquepala operations) and will be complemented by work on a new Callazas dam ($35 million), which SCC hopes to finance through the “Social Investment for Taxes” (obras por impuestos) mechanism. These efforts are evolving in a context marked by record-highs for the Company’s tax contributions to the regional governments of Moquegua and Tacna in 2021.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Statement of Earnings Data	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Net sales	$2,306.9	$2,897.0	$(590.1)	$(20.4)%	$5,070.7	$5,429.5	$(358.8)	$(6.6)%
Operating costs and expenses	(1,498.4)	(1,221.8)	(276.6)	22.6%	(2,792.1)	(2,402.7)	(389.4)	16.2%
Operating income	808.5	1,675.2	(866.7)	(51.7)%	2,278.6	3,026.8	(748.2)	(24.7)%
Non‑operating income (expense)	(77.0)	(96.2)	19.2	(20.0)%	(148.4)	(181.1)	32.7	(18.1)%
Income before income taxes	731.5	1,579.0	(847.5)	(53.7)%	2,130.2	2,845.7	(715.5)	(25.1)%
Income taxes	(296.4)	(647.7)	351.3	(54.2)%	(908.5)	(1,155.2)	246.7	(21.4)%
Equity earnings of affiliate	(0.9)	5.1	(6.0)	(117.6)%	0.4	13.1	(12.7)	(96.9)%
Net income attributable to non‑controlling interest	(1.9)	(3.7)	1.8	(48.6)%	(5.0)	(7.0)	2.0	(28.6)%
Net income attributable to SCC	$432.3	$932.7	$(500.4)	$(53.7)%	$1,217.1	$1,696.6	$(479.5)	$(28.3)%

NET SALES

Net sales in the second quarter of 2022 were 20.4% lower than in the same period of 2021. This decrease was driven by a drop in prices for copper (-1.8% - LME) and silver (-15.4%) and by a decrease in sales volumes for copper (-16.3%), molybdenum (-9.4%), silver (-3.3%) and zinc (-27.1%). This effect was slightly offset by higher molybdenum (+31.7%) and zinc (34.8%) prices. The second quarter of 2022 sales value also includes a negative adjustment of provisional sales of $112.6 million compared with a positive adjustment of $60.9 million in the second quarter of 2021 due to a decrease in copper and molybdenum prices.

Net sales in the first six months of 2022 were 6.6% lower than in the same period of 2021. This decrease was driven by lower sales volumes of copper (-14.9%), molybdenum (-5.8%) and silver (-10.5%) as well as a fall in prices of silver (-12.0%). This effect was offset by higher sales volumes of zinc (+13.1%) and an increase in copper (+7.3%), molybdenum (+48.6%) and zinc (+35.9%) prices.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Copper price ($per pound—LME)	$4.32	$4.40	(1.8)%	$4.43	$4.13	7.3%
Copper price ($per pound—COMEX)	$4.34	$4.43	(2.0)%	$4.44	$4.14	7.2%
Molybdenum price ($per pound)(1)	$18.30	$13.89	31.7%	$18.64	$12.54	48.6%
Zinc price ($per pound—LME)	$1.78	$1.32	34.8%	$1.74	$1.28	35.9%
Silver price ($per ounce—COMEX)	$22.65	$26.78	(15.4)%	$23.35	$26.54	(12.0)%
(1)	Platts Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales as a percentage of total net sales	2022	2021	2022	2021
Copper	77.9%	81.1%	78.0%	82.2%
Molybdenum	8.6%	9.7%	9.3%	8.3%
Silver	4.3%	4.1%	4.0%	4.8%
Zinc	3.5%	2.8%	3.5%	2.2%
Other by‑products	5.7%	2.3%	5.2%	2.5%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product for the three and six months ended June 30, 2022 and 2021. The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales (million pounds)	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Refined (including SX‑EW)	246.0	210.3	35.7	17.0%	498.1	446.3	51.8	11.6%
Rod	115.5	122.3	(6.8)	(5.6)%	227.7	245.8	(18.1)	(7.4)%
Concentrates and other	69.2	182.3	(113.1)	(62.0)%	163.4	352.3	(188.9)	(53.6)%
Total	430.7	514.9	(84.2)	(16.4)%	889.2	1,044.4	(155.2)	(14.9)%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
Copper Sales by product type	2022	2021	2022	2021
Refined (including SX‑EW)	57.1%	40.8%	56.0%	42.7%
Rod	26.8%	23.8%	25.6%	23.6%
Concentrates and other	16.1%	35.4%	18.4%	33.7%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Power	17.6%	16.4%	17.5%	18.0%
Labor	10.9%	11.7%	11.2%	11.8%
Fuel	17.6%	14.3%	17.0%	14.2%
Maintenance	18.5%	21.6%	19.0%	21.1%
Operating material	19.6%	17.2%	19.8%	17.0%
Other	15.8%	18.8%	15.5%	17.9%
Total	100.0%	100.0%	100.0%	100.0%

Second quarter: Operating costs and expenses were $1,498.4 million in the second quarter of 2022 compared to $1,221.8 million in the same period of 2021. The increase of $276.6 million was primarily due to:

Operating cost and expenses for the second quarter of 2021		$1,221.8
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to increases in fuel and power costs; this was partially offset by foreign currency effect.	119.0
•	Increase in the volume and cost of metals purchased from third parties.	65.7
•	Increase in worker participation expense (including bonus at our Mexican Operations).	76.5
•	Increase in depreciation, amortization and depletion expense.	13.6
•	Increase in exploration expense.	2.3
Less:
•	Decrease in selling, general and administrative expenses.	(0.5)
Operating cost and expenses for the second quarter of 2022		$1,498.4

Six months: Operating costs and expenses were $2,792.1 million in the first six months of 2022 compared to $2,402.7 million in the same period of 2020. The increase of $389.4 million was primarily due to:

Operating cost and expenses for the first six months of 2021		$2,402.7
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to increases in fuel and power costs and other production costs. Higher sales expenses as well as a foreign currency effect; this was partially offset by lower inventory consumption.	199.5
•	Increase in the volume and cost of metals purchased from third parties.	115.5
•	Increase in worker participation expense (including bonus at our Mexican Operations).	60.1
•	Increase in depreciation, amortization and depletion expense.	9.6
•	Increase in exploration expense.	5.1
Less:
•	Decrease in selling, general and administrative expenses.	(0.4)
Operating cost and expenses for the first six months of 2022		$2,792.1

NON-OPERATING INCOME (EXPENSES)

Non-operating income (expense) represented a net expense of $77.0 million and $148.4 million in the three and six months that ended on June 30, 2022 compared to a net expense of $96.2 million and $181.1 million in the three and six months ended June 30, 2021.

Second quarter: The $19.2 million decrease in the expense level was principally due to:

●	$12.1 million decrease in miscellaneous expense, net, which was partially offset by
●	$3.0 million increase in interest income,
●	$0.1 million increase in interest expense, and
●	$4.0 million increase in capitalized interest.

Six months: The $32.7 million decrease in the expense level was principally due to:

●	$21.6 million decrease in miscellaneous expense, net; which was partially offset by a
●	$1.7 million increase in interest expense,
●	$7.6 million increase in capitalized interest,
●	$5.2 million increase in interest income.

INCOME TAXES

	Six Months Ended
	June 30,
	2022	2021
Provision for income taxes ($in millions)	$908.5	$1,155.2
Effective income tax rate	42.6%	40.6%

In addition to the income taxes of Peru, Mexico and the United States, the provision for income taxes also includes the mining royalties from Peru and Mexico and the Peruvian special mining tax.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales (million pounds)	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Peruvian operations	201.4	216.7	(15.3)	(7.1)%	388.5	430.6	(42.1)	(9.8)%
Mexican open‑pit	265.3	298.1	(32.8)	(11.0)%	559.9	610.6	(50.7)	(8.3)%
Mexican IMMSA unit	7.0	6.7	0.3	4.5%	12.6	13.1	(0.5)	(3.8)%
Other and intersegment elimination	(43.0)	(6.6)	(36.4)	551.5%	(71.9)	(9.9)	(62.0)	626.3%
Total copper sales	430.7	514.9	(84.2)	(16.4)%	889.1	1,044.4	(155.3)	(14.9)%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
By‑product Sales (million pounds, except silver—million ounces)	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	6.2	7.1	(0.9)	(12.7)%	13.3	14.7	(1.4)	(9.5)%
Silver	1.1	1.3	(0.2)	(15.4)%	2.1	2.5	(0.4)	(16.0)%
Mexican open‑pit operations:
Molybdenum contained in concentrate	7.6	8.2	(0.6)	(7.3)%	16.1	16.5	(0.4)	(2.4)%
Silver	2.6	2.5	0.1	4.0%	5.4	5.2	0.2	3.8%
IMMSA unit
Zinc‑refined and in concentrate	42.8	58.8	(16.0)	(27.2)%	97.7	86.4	11.3	13.1%
Silver	1.6	1.4	0.2	14.3%	3.2	3.3	(0.1)	(3.0)%
Other and intersegment elimination
Silver	(0.9)	(0.6)	(0.3)	50.0%	(1.8)	(1.1)	(0.7)	63.6%
Total by‑product sales
Molybdenum contained in concentrate	13.8	15.3	(1.5)	(9.8)%	29.4	31.2	(1.8)	(5.8)%
Zinc‑refined and in concentrate	42.8	58.8	(16.0)	(27.2)%	97.7	86.4	11.3	13.1%
Silver	4.4	4.6	(0.2)	(4.3)%	8.9	9.9	(1.0)	(10.1)%

Peruvian Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Net sales	$910.9	$1,142.2	$(231.3)	(20.3)%	$2,005.7	$2,098.1	$(92.4)	(4.4)%
Operating costs and expenses	(684.6)	(507.8)	(176.8)	34.8%	(1,246.6)	(987.5)	(259.1)	26.2%
Operating income	$226.3	$634.4	$(408.1)	(64.3)%	$759.1	$1,110.6	$(351.5)	(31.6)%

Net sales in the second quarter of 2022 were $910.9 million compared to $1,142.2 million in the second quarter of 2021. The decrease in net sales was mainly driven by a drop in prices for copper (-1.8%) and silver (-15.4%) and lower sales volumes of copper (-7.1%), silver (-15.4%) and molybdenum (-12.7%). This effect was slightly offset by higher molybdenum (+31.7%) prices.

Operating costs and expenses in the second quarter of 2022 increased by $176.8 million to $684.6 million compared to $507.8 million in the same period of 2021. This was primarily due to:

Operating costs and expenses for the second quarter of 2021		$507.8
Plus:
•	Increase in the cost of metals purchased from third parties.	221.0
•	Increase in depreciation, amortization and depletion expense.	12.4
•	Increase in exploration expenses.	0.8
•	Increase in selling, general and administrative expenses.	0.5
Less:
•	Decrease in cost of sales (exclusive of depreciation, amortization and depletion) mainly due to lower workers' participation expense and lower inventory consumption; this was partially offset by higher fuel and power costs.	(57.9)
Operating costs and expenses for the second quarter of 2022		$684.6

Net sales in the first six months of 2022 were $2,005.7 million compared to $2,098.1 million in the same period of 2021. The decrease in net sales was mainly driven by lower sales volumes of copper (-9.8%), silver (-16.0%) and molybdenum (-9.5%) and by a decrease in the price of silver (-12.0%). This effect was largely offset by an increase in copper (+7.3%) and molybdenum (+48.6%) prices.

Operating costs and expenses in the first six months of 2022 increased by $259.1 million to $1,246.6 million compared to $987.5 million in the same period of 2021. This was primarily due to:

Operating costs and expenses for the first six months of 2021		$987.5
Plus:
•	Increase in cost of metals purchased from third parties.	230.9
•	Increase in cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher fuel and power costs as well as a foreign currency effect; this was partially offset by lower workers' participation expense, higher inventory consumption and capitalized leachable material.	16.4
•	Increase in depreciation, amortization and depletion expense.	8.6
•	Increase in exploration expenses.	3.6
Less:
•	Increase in selling, general and administrative expenses.	(0.4)
Operating costs and expenses for the first six months of 2022		$1,246.6

Mexican Open-pit Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Net sales	$1,337.0	$1,632.2	$(295.2)	(18.1)%	$2,983.2	$3,110.7	$(127.5)	(4.1)%
Operating costs and expenses	(774.9)	(611.0)	(163.9)	26.8%	(1,437.1)	(1,232.9)	(204.2)	16.6%
Operating income	$562.1	$1,021.2	$(459.1)	(45.0)%	$1,546.1	$1,877.8	$(331.7)	(17.7)%

Net sales in the second quarter of 2022 were $1,337.0 million, compared to $1,632.2 million in the same period of 2021. The decrease of $295.2 million was principally due to lower sales volumes of copper (-11.0%) and molybdenum (-7.3%) and to a decrease in copper (-1.8%) and silver (-15.4%) prices. This effect was slightly offset by higher sales volume of silver (+4.0%) as well as an increase in molybdenum prices (+31.7%).

Operating costs and expenses in the second quarter of 2022 increased by $163.9 million to $774.9 million versus $611.0 million in the same period of 2021, primarily due to:

Operating costs and expenses for the second quarter of 2021		$611.0
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to a higher fuel and power costs; partially offset by lower inventory consumption and foreign currency effect.	68.4
•	Increase in cost of metals purchased from third parties.	5.3
•	Increase in worker participation expense (including a bonus).	92.3
Less:
•	Decrease in selling, general and administrative expenses.	(1.1)
	Decrease in depreciation, amortization and depletion expense.	(0.9)
•	Decrease in exploration expenses.	(0.1)
Operating costs and expenses for the second quarter of 2022		$774.9

Net sales in the first six months of 2022 were $2,983.2 million, compared to $3,110.7 million in the same period of 2021. The decrease of $127.5 million was principally due to lower sales volumes of copper (-8.3%) and molybdenum (-2.4%) and to a decrease in silver (-12.0%) prices. This effect was offset by an increase in sales volumes of silver (+3.8%) and by higher copper (+7.3%) and molybdenum (+48.6%) prices.

Operating costs and expenses in the first six months of 2022 increased by $204.2 million to $1,437.1 million versus $1,232.9 million in the same 2021 period, primarily due to:

Operating costs and expenses for the first six months of 2021	$1,232.9
Plus:

•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to a higher fuel and power costs; partially offset by lower inventory consumption.	101.9
•	Increase in cost of metals purchased from third parties.	19.9
•	Increase in worker participation expense (including a bonus).	82.5
•	Increase in depreciation, amortization and depletion expense.	1.5
Less:
•	Decrease in selling, general and administrative expenses.	(1.5)
•	Decrease in exploration expenses.	(0.1)
Operating costs and expenses for the first six months of 2022		$1,437.1

Mexican Underground Operations (IMMSA):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Net sales	$166.3	$161.4	$4.9	3.0%	$343.8	$285.7	$58.1	20.3%
Operating costs and expenses	(131.3)	(129.1)	(2.2)	1.7%	(277.9)	(226.7)	(51.2)	22.6%
Operating income	$35.0	$32.3	$2.7	8.4%	$65.9	$59.0	$6.9	11.7%

Net sales in the second quarter of 2022 were $166.3 million, compared to $161.4 million in the same period of 2021. This increase of $4.9 million was primarily due to growth in sales volumes of copper (+4.5%) and silver (+14.3%) and to higher molybdenum (+31.7%) and zinc (+34.8%) prices. This effect was partially offset by a decrease in sales volume of zinc (-27.1%) and a fall in copper (-1.8%) and silver (-15.4%) prices.

Operating costs and expenses in the second quarter of 2022 increased by $2.2 million and reached $131.3 million versus $129.1 million in the same period of 2021. This was primarily due to:

Operating costs and expenses for the second quarter of 2021		$129.1
Plus:
•	Increase in cost of metals purchased from third parties.	22.9
•	Increase in depreciation, amortization and depletion expense.	1.6
•	Increase in exploration expenses.	0.4
Less:
•	Decrease in cost of sales (exclusive of depreciation, amortization and depletion) mainly due to a decrease in power expenses and lower inventory consumption; slightly offset by higher labor costs.	(22.3)
•	Decrease in selling, general and administrative expenses.	(0.4)
Operating costs and expenses for the second quarter of 2022		$131.3

Net sales in the first six months of 2022 were $343.8 million, compared to $285.7 million in the same period of 2021. This increase of $58.1 million was primarily due to higher zinc (+35.9%) and copper (+7.3%) prices and to an uptick in the zinc (+13.1%) sales volumes. This effect was partially offset by a decrease in the prices of silver (-12.0%) and a drop in sales volume of copper (-3.8%) and silver (-3.0%).

Operating costs and expenses in the first six months of 2022 increased by $51.2 million to situate at $277.9 million versus $226.7 million in the same period of 2021. This was primarily due to:

Operating costs and expenses for the first six months of 2021		$226.7
Plus:
•	Increase in cost of metals purchased from third parties.	61.3
•	Increase in exploration expenses.	0.3
Less:

•	Decrease in cost of sales (exclusive of depreciation, amortization and depletion) mainly due to a decrease in inventory consumption and power expenses; which was partially offset by increases in sales expenses and labor costs.	(9.3)
•	Decrease in depreciation, amortization and depletion expense.	(1.0)
•	Decrease in selling, general and administrative expenses.	(0.1)
Operating costs and expenses for the first six months of 2022		$277.9

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the first six months of 2022 and 2021 (in millions):

	2022	2021	Variance
Net cash provided by operating activities	$1,130.6	$1,844.2	$(713.6)
Net cash used in investing activities	$(185.5)	$(597.9)	$412.4
Net cash used in financing activities	$(1,743.2)	$(1,007.7)	$(735.5)

Net cash provided by operating activities:

The change in net cash from operating activities for the first six months of 2022 and 2021 include (in millions):

	2022	2021	Variance	% Change
Net income	$1,222.1	$1,703.6	$(481.5)	(28.3)%
Depreciation, amortization and depletion	405.6	396.0	9.6	2.4%
Provision (benefit) for deferred income taxes	31.9	3.2	28.7	896.9%
Loss (gain) on foreign currency transaction effect	51.8	(13.4)	65.2	(486.6)%
Other adjustments to net income	17.0	2.8	14.2	507.1%
Operating assets and liabilities	(597.8)	(248.0)	(349.8)	141.0%
Net cash provided by operating activities	$1,130.6	$1,844.2	$(713.6)	(38.7)%

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts, foreign currency fluctuations and changes in operating assets and liabilities.

Six months ended June, 2022: Net income was $1,222.1 million, which represented approximately 108.1% of the net operating cash flow. Operating cash flow decreased by $597.8 million due to the following variances in operating assets and liabilities:

●	$294.1 million decrease in trade accounts receivable, primarily driven by higher collections at our Peruvian and Mexican operations.
●	$(743.7) million decrease in accounts payable and accrued liabilities, which was mainly driven by a decrease in accrued income taxes at our Mexican and Peruvian operations.
●	$(59.4) million increase in other operating assets and liabilities.
●	$(88.8) million net increase in inventory; this was primarily driven by a $50.4 million increase in the work in process inventory.

Six months ended June, 2021: Net income was $1,703.6 million, which represented approximately 92.4% of the net operating cash flow. Operating cash flow decreased by $248.0 million due to the following variances in operating assets and liabilities:

●	$(366.7) million increase in trade accounts receivable, which was mainly attributable to the increase in metal prices in the first semester of 2021.
●	$1.1 million net decrease in inventory; this was primarily driven by a $15.0 million drop in the leaching inventory, which was in turn partially offset by a $14.4 million increase in the work in process inventory.
●	$77.2 million increase in accounts payable and accrued liabilities, which was mainly due to the increase in accrued income taxes at our Mexican and Peruvian operations.
●	$40.4 million decrease in other operating assets and liabilities.

Net cash used in investing activities:

Six months ended June, 2022: Net cash used in investing activities included $429.7 million for capital investments. The capital investments included:

●	$268.9 million of investments at our Mexican operations:
●	$45.9 million for the Buenavista-Zinc project,
●	$5.6 million for the Pilares project,
●	$18.8 million for the MexArco unit,
●	$81.6 million at our IMMSA unit,
●	$121.6 million for various replacement and maintenance expenditures, and
●	$4.6 million increase in capital expenditures incurred but not yet paid.

●	$160.8 million of investments at our Peruvian operations:
●	$17.2 million for the Quebrada Honda dam expansion,
●	$3.4 million for the relocation of facilities at Toquepala,
●	$3.8 million for projects at the Ilo facilities,
●	$122.6 million for various other replacement and maintenance expenditures, and
●	$13.8 million dercease in capital expenditures incurred but not yet paid.

Investment activities in the first six months of 2022 included $266.3 million of net proceed of short-term investments.

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

Dividends:

On July 21, 2022, the Board of Directors authorized a dividend of $0.75 per share payable on August 25, 2022 to shareholders of record at the close of business on August 11, 2022.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the second quarter of 2022. Please see item 7 in Part II of our 2021 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 43) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$1,246.7	$2.82	$985.5	$1.95	$2,304.4	$2.56	$1,929.3	$1.90
Add:
Selling, general and administrative	30.9	0.07	31.4	0.06	61.2	0.07	61.6	0.06
Sales premiums, net of treatment and refining charges	(16.2)	(0.04)	(8.6)	(0.02)	(22.3)	(0.02)	(15.6)	(0.02)
Less:
Workers’ participation	(88.6)	(0.20)	(105.5)	(0.21)	(176.4)	(0.20)	(209.7)	(0.21)
Cost of metals purchased from third parties	(134.3)	(0.30)	(68.6)	(0.14)	(225.3)	(0.25)	(109.8)	(0.11)
Royalty charge and other, net	(112.8)	(0.26)	(43.6)	(0.08)	(225.4)	(0.25)	(59.9)	(0.05)
Inventory change	25.5	0.05	27.3	0.05	72.7	0.08	(6.6)	(0.01)
Operating Cash Cost before by‑product revenues	$951.2	$2.15	$817.9	$1.61	$1,788.9	$1.99	$1,589.3	$1.56
Add:
By‑product revenues(1)	(465.1)	(1.05)	(522.3)	(1.02)	(1,041.5)	(1.16)	(905.0)	(0.89)
Net revenue on sale of metal purchased from third parties	(0.2)	—	1.2	—	(7.3)	—	(9.8)	(0.01)
Add:						v
Total by‑product revenues	(465.3)	(1.05)	(521.1)	(1.02)	(1,048.8)	(1.16)	(914.8)	(0.90)
Operating Cash Cost net of by‑product revenues	$485.9	$1.10	$296.8	$0.59	$740.1	$0.82	$674.5	$0.66
Total pounds of copper produced (in millions)	442.9		507.7		900.7		1,018.5
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(198.2)	$(0.45)	$(282.2)	$(0.55)	$(474.1)	$(0.53)	$(451.8)	$(0.44)
Silver	(85.7)	(0.19)	(116.2)	(0.23)	(194.4)	(0.22)	(243.4)	(0.24)
Zinc	(58.2)	(0.13)	(60.7)	(0.12)	(121.8)	(0.14)	(78.5)	(0.08)
Sulfuric Acid	(92.7)	(0.21)	(34.1)	(0.07)	(192.4)	(0.21)	(70.2)	(0.07)
Gold and others	(30.3)	(0.07)	(29.1)	(0.05)	(58.8)	(0.06)	(61.1)	(0.06)
Total	$(465.1)	$(1.05)	$(522.3)	$(1.02)	$(1,041.5)	$(1.16)	$(905.0)	$(0.89)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended June 30, 2022.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Peru:
Peruvian inflation rate	2.5%	0.7%	4.4%	2.1%

Initial exchange rate	3.701	3.758	3.998	3.624
Closing exchange rate	3.830	3.866	3.830	3.866
Appreciation/(devaluation)	(3.5)%	(2.9)%	4.2%	(6.7)%

Mexico:
Mexican inflation rate	1.6%	1.1%	4.0%	3.4%

Initial exchange rate	19.994	20.605	20.584	19.949
Closing exchange rate	19.985	19.803	19.985	19.803
Appreciation/(devaluation)	0.0%	3.9%	2.9%	0.7%

Change in monetary position:

Assuming an exchange rate variance of 10% at June 30, 2022, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$11.6
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(14.1)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(27.2)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$33.3

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended June 30, 2022.

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

As of June 30, 2022 and the same period of 2021, we did not hold any derivative instruments.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2022, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2022, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of June 30, 2022, the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2022, and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Galaz, Yamazaki, Ruiz Urquiza, S.C.

Member of Deloitte Touche Tohmatsu Limited

/s/ Paulina Ramos Ramirez
C.P.C. Paulina Ramos Ramirez
Mexico City, Mexico
July 27, 2022

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

On April 30, 2022 the Peruvian government issued a Ministerial Resolution to set up a three-party-dialogue-table with members of the community, government and Company officials to better understand all parties’ concerns. As of today, nine round-table meetings and three direct meeting with the community have been held. The Company has proposed plans to invest in social programs that address the needs voiced by the communities and has indicated interest in purchasing land near the Cuajone operations to establish a buffer zone to protect installations and production down the line.

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

The NYSE closing price of SCC common shares as of June 30, 2022 was $49.81 and the maximum number of shares that the Company could purchase at that price was 1.6 million. As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of June 30, 2022. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

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

14.0

Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on July 21, 2022. (Filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed July 26, 2022 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2022 and 2021; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iii) the Condensed Consolidated Balance Sheet at June 30, 2022 and December 31, 2021; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2022 and 2021; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

July 27, 2022

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

July 27, 2022