Form 10-Q
period 2022-09-30
SOUTHERN COPPER CORP/
filed 2022-10-31
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

As of October 31, 2022 there were outstanding 773,098,469 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2022	2021	2022	2021

	(in millions, except for per share amounts)
Net sales (including sales to related parties, see note 5)	$2,156.9	$2,680.9	$7,227.6	$8,110.4
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	1,137.9	927.5	3,442.3	2,856.8
Selling, general and administrative	30.2	31.3	91.4	92.9
Depreciation, amortization and depletion	192.0	203.4	597.6	599.4
Exploration	9.6	10.9	30.6	26.7
Total operating costs and expenses	1,369.7	1,173.1	4,161.9	3,575.8

Operating income	787.2	1,507.8	3,065.7	4,534.6

Interest expense	(96.7)	(96.7)	(291.8)	(290.0)
Capitalized interest	12.5	7.8	34.6	22.2
Other income (expense)	38.7	(1.9)	54.4	(7.8)
Interest income	7.8	1.5	16.7	5.2
Income before income taxes	749.5	1,418.5	2,879.6	4,264.2
Income taxes (including royalty taxes, see Note 4)	228.5	548.6	1,137.0	1,703.8
Net income before equity earnings of affiliate	521.0	869.9	1,742.6	2,560.4
Equity earnings (loss) of affiliate, net of income tax	(0.1)	1.3	0.3	14.4
Net income	520.9	871.2	1,742.9	2,574.8
Less: Net income attributable to the non-controlling interest	1.9	3.6	6.8	10.6
Net income attributable to SCC	$519.0	$867.6	$1,736.1	$2,564.2

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$0.67	$1.12	$2.25	$3.32

Weighted average shares outstanding-basic and diluted	773.1	773.1	773.1	773.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in millions)
COMPREHENSIVE INCOME:
Net income and comprehensive income	$520.9	$871.2	$1,742.9	$2,574.8
Other comprehensive income (loss) net of tax:
- Unrealized gain on derivative instruments classified as cash flow hedge (net of income tax of $0.2 million in 2022 and $2.7 million in 2021)	—	6.4	(0.6)	6.4
Total other comprehensive income (loss)	—	6.4	(0.6)	6.4
Total comprehensive income	520.9	877.6	1,742.3	2,581.2
Comprehensive income attributable to the non-controlling interest	1.9	3.6	6.8	10.6
Comprehensive income attributable to SCC	$519.0	$874.0	$1,735.5	$2,570.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,184.5	$3,002.0
Short-term investments	0.3	486.9
Accounts receivable trade	1,065.8	1,358.7
Accounts receivable other (including related parties 2022- $48.1 and 2021 - $49.1)	88.9	87.9
Inventories	1,053.3	972.9
Prepaid taxes	541.6	197.7
Other current assets	24.9	33.5
Total current assets	4,959.3	6,139.6

Property and mine development, net	9,554.5	9,464.4
Ore stockpiles on leach pads	1,075.1	1,097.6
Intangible assets, net	137.2	138.1
Right-of-use assets	869.7	916.3
Deferred income tax	245.7	316.2
Equity method investment	115.7	115.4
Other non-current assets	126.0	110.0
Total assets	$17,083.2	$18,297.6

LIABILITIES
Current liabilities:
Current portion of long-term debt	$300.0	$299.7
Accounts payable (including related parties 2022- $161.1 and 2021- $103.3)	662.6	591.9
Accrued income taxes	94.7	832.6
Accrued workers’ participation	178.5	325.7
Accrued interest	131.2	98.6
Lease liabilities current	76.9	73.9
Other accrued liabilities	40.9	27.6
Total current liabilities	1,484.8	2,250.0

Long-term debt	6,250.3	6,247.9
Lease liabilities	792.8	842.4
Deferred income taxes	132.2	118.3
Non-current taxes payable	75.4	—
Other liabilities and reserves	98.9	68.3
Asset retirement obligation	620.8	562.9
Total non-current liabilities	7,970.4	7,839.8

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY (NOTE 11)
Common stock par value $0.01; shares authorized, 2022 and 2021–2,000; shares issued, 2022 and 2021–884.6	8.8	8.8
Additional paid-in capital	3,477.9	3,454.1
Retained earnings	7,186.5	7,769.7
Accumulated other comprehensive income	(10.1)	(9.4)
Treasury stock, at cost, common shares	(3,096.3)	(3,074.0)
Total Southern Copper Corporation stockholders’ equity	7,566.8	8,149.2
Non-controlling interest	61.2	58.6
Total equity	7,628.0	8,207.8
Total liabilities and equity	$17,083.2	$18,297.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in millions)
OPERATING ACTIVITIES
Net income	$520.9	$871.2	$1,742.9	$2,574.8
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	192.0	203.4	597.6	599.4
Equity earnings of affiliate, net of dividends received	0.1	2.8	(0.3)	(6.3)
Loss (gain) on foreign currency transaction effect	0.2	(36.6)	52.0	(50.0)
Provision (benefit) for deferred income taxes	52.6	(103.3)	84.5	(100.1)
Other, net	8.1	5.1	25.5	16.9
Change in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(1.2)	(57.7)	292.9	(424.5)
Decrease/ (increase) in inventories	30.9	(9.5)	(57.9)	(8.3)
(Decrease)/ increase in accounts payable and accrued liabilities	(24.9)	332.3	(768.6)	409.5
(Increase) / decrease in other operating assets and liabilities	(188.6)	12.9	(248.0)	53.3
Net cash provided by operating activities	590.1	1,220.6	1,720.6	3,064.7
INVESTING ACTIVITIES
Capital expenditures	(227.9)	(243.1)	(657.6)	(695.5)
Proceeds from (purchase) sale of short-term investments, net	242.3	(81.0)	486.6	(216.0)
Other	—	9.9	—	(0.6)
Net cash provided by (used in) investing activities	14.4	(314.2)	(171.0)	(912.1)
FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(579.8)	(695.8)	(2,319.3)	(1,700.8)
Other, net	(0.3)	(1.6)	(4.0)	(4.3)
Net cash (used in) provided by financing activities	(580.1)	(697.4)	(2,323.3)	(1,705.1)
Effect of exchange rate changes on cash and cash equivalents	47.0	(19.6)	(43.8)	(47.4)
Increase in cash and cash equivalents	71.4	189.4	(817.5)	400.1
Cash and cash equivalents, at beginning of period	2,113.1	2,394.3	3,002.0	2,183.6
Cash and cash equivalents, at end of period	$2,184.5	$2,583.7	$2,184.5	$2,583.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in millions)
TOTAL EQUITY, beginning of period	$7,687.0	$7,972.8	$8,207.8	$7,276.0
STOCKHOLDERS’ EQUITY, beginning of period	7,627.3	7,917.5	8,149.2	7,224.8
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	3,472.7	3,454.9	3,454.1	3,441.5
Other activity of the period	5.2	5.3	23.8	18.7
Balance at end of period	3,477.9	3,460.2	3,477.9	3,460.2
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the period	(2,767.1)	(2,767.4)	(2,767.2)	(2,767.5)
Used for corporate purposes	0.1		0.2	0.1
Balance at end of period	(2,767.0)	(2,767.4)	(2,767.0)	(2,767.4)
Parent Company common shares
Balance at beginning of period	(324.4)	(308.4)	(306.8)	(296.0)
Other activity, including dividend, interest and foreign currency transaction effect	(4.9)	(5.0)	(22.5)	(17.4)
Balance at end of period	(329.3)	(313.4)	(329.3)	(313.4)
Treasury stock balance at end of period	(3,096.3)	(3,080.8)	(3,096.3)	(3,080.8)
RETAINED EARNINGS:
Balance at beginning of period	7,247.3	7,538.0	7,769.7	6,846.4
Net earnings	519.0	867.6	1,736.1	2,564.2
Dividends declared and paid, common stock, per share, 2022- '$3.00, 2021– '$2.20	(579.8)	(695.8)	(2,319.3)	(1,700.8)
Balance at end of period	7,186.5	7,709.8	7,186.5	7,709.8
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	(10.1)	(8.4)	(9.4)	(8.4)
Other comprehensive income (loss)	—	6.4	(0.6)	6.4
Balance at end of period	(10.1)	(2.0)	(10.1)	(2.0)
STOCKHOLDERS’ EQUITY, end of period	7,566.8	8,096.0	7,566.8	8,096.0
NON-CONTROLLING INTEREST, beginning of period	59.8	55.3	58.6	51.2
Net earnings	1.9	3.6	6.8	10.6
Distributions paid	(0.5)	(1.5)	(4.2)	(4.4)
NON-CONTROLLING INTEREST, end of period	61.2	57.4	61.2	57.4
TOTAL EQUITY, end of period	$7,628.0	$8,153.4	$7,628.0	$8,153.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of September 30, 2022, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of September 30, 2022 and the results of operations, comprehensive income, cash flows and changes in equity for the three months ended September 30, 2022 and 2021. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. The December 31, 2021 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2021 and notes included in the Company’s 2021 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows (in millions):

	At September 30,	At December 31,
	2022	2021
Trading securities	$—	$486.5
Weighted average interest rate	—%	0.3%

Available-for-sale	$0.3	$0.4
Weighted average interest rate	0.8%	0.7%
Total	$0.3	$486.9

Trading securities consisted of bonds issued by public companies and were publicly traded. Each financial instrument was independent of the others. The Company had the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and as of September 30, 2022, and December 31, 2021, included asset and mortgage backed obligations. As of September 30, 2022 and December 31, 2021, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Nine months ended
	September 30,				September 30,
	2022		2021		2022		2021
Trading:
Interest earned		$3.3		$0.6		$3.9		$1.3
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)	$	(*)	$	(*)

Available-for-sale:
Interest earned		(*)		(*)		(*)		(*)
Investment redeemed		$—		$0.1		$0.1		$0.2

(*) Less than $0.1 million.

NOTE 3 — INVENTORIES:

Inventories were as follows:

	At September 30,	At December 31,
(in millions)	2022	2021
Inventory, current:
Metals at average cost:
Finished goods	$79.7	$58.6
Work-in-process	376.7	340.7
Ore stockpiles on leach pads	256.5	259.7
Supplies at average cost	340.4	313.9
Total current inventory	$1,053.3	$972.9
Inventory, long-term:
Ore stockpiles on leach pads	$1,075.1	$1,097.6

During the nine months ended September 30, 2022 and 2021, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $192.7 million and $184.2 million, respectively. Leaching inventories recognized in cost of sales amounted to $218.4 million and $205.7 million for the nine months ended September 30, 2022 and 2021 respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the nine-month periods ended September 30, 2022 and 2021 consisted of (in millions):

	2022	2021
Statutory income tax provision	$972.7	$1,387.0
Peruvian royalty	24.7	70.1
Mexican royalty	97.9	162.5
Peruvian special mining tax	41.7	84.2
Total income tax provision	$1,137.0	$1,703.8

Effective income tax rate	39.5%	40.0%

These provisions include income taxes for Peru, Mexico and the United States. The Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The decrease in the effective income tax rate in 2022 compared to the same period in 2021 was primarily attributable to the matching of account balances in the Peruvian jurisdiction.

Peruvian royalty and special mining tax: The Company has accrued $66.4 million and $154.3 million of royalty charge and special mining tax as part of the income tax provision for the first nine months of 2022 and 2021, respectively.

Mexican mining royalty: The Company has accrued $97.9 million and $162.5 million of royalty taxes as part of the income tax provision for the first nine months of 2022 and 2021, respectively.

Accounting for uncertainty in income taxes: In the first nine months of 2022, the Company received a refund and recorded a current liability and non-current liability for the Peruvian jurisdiction that increased the tax expense by approximately $58.0 million.

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

Receivable and payable balances with related parties are shown below (in millions):

	At September 30,	At December 31,
	2022	2021
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$6.9	$10.0
Americas Mining Corporation (“AMC”)	—	0.1
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	(*)	—
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.3	0.3
Ferrocarril Mexicano, S.A. de C.V.	(*)	—
Mexico Generadora de Energia S. de R.L. ("MGE")	40.3	38.4
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.2	0.2
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.1	0.1
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.2	—
Operadora de Cinemas, S.A. de C.V.	0.1	(*)
	$48.1	$49.1

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	$8.7	$9.5
Asarco LLC	32.5	14.9
Eolica El Retiro, S.A.P.I. de C.V.	0.3	2.7
Ferrocarril Mexicano, S.A. de C.V.	24.5	4.0
Grupo Mexico Servicios	18.6	11.1
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	2.0	0.9
MGE	68.8	57.2
Mexico Compania Constructora S.A de C.V.	5.0	2.0
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.3	0.3
Mextransport	0.3	0.5
Operadora de Cinemas, S.A. de C.V.	0.1	0.2
	$161.1	$103.3

(*) Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the nine-month periods ended September 30, 2022 and 2021 (in millions):

	2022	2021
Purchase activity
Asarco LLC	$51.9	$23.0
AMMINCO	6.7	—
Controladora de Infraestructura Energetica S.A. de C.V	0.8	—
Eolica El Retiro, S.A.P.I. de C.V.	2.5	6.2
Ferrocarril Mexicano, S.A. de C.V.	32.5	33.1
Grupo Mexico Servicios	15.1	21.9
Intermodal Mexico S.A. de C.V.	—	0.5
MGE	250.8	209.0
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	38.9	43.8
Peru Mining Exploration & Development Company	—	0.4
Total purchases	$399.2	$337.9
Sales activity
Asarco LLC	$32.2	$22.8
AMMINCO	(*)	—
Grupo Mexico Servicios	—	0.1
Ferrocarril Mexicano, S.A. de C.V.	(*)	—
MGE	133.6	92.3
Total sales	$165.8	$115.2

(*) Less than $0.1 million.

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

In the first nine months of 2022, the Company donated $2.6 million to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations. In the same period of 2021, the Company made donations of $1.3 million to this organization.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano, S.A. de C.V., which is a subsidiary of Grupo Mexico. Additionally, the Company´s Mexican operations paid fees for specialized technical and environmental services to obtain the energy license for El Arco project provided by Controladora de Infraestructura Energetica S.A. de C.V., a subsidiary of Infraestructura y Transportes Mexico S.A. de C.V., which is a subsidiary of Grupo Mexico.

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

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying 1.8% of its power output to third-party energy users, compared to 2.7% as of September 30, 2021.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro supplies approximately 32.5% of its power output to IMMSA and Mexcobre, compared to 61.0% as of September 30, 2021.

The Company sold copper concentrate, lime and sulfuric acid to Asarco LLC. The Company also received fees for natural gas and services provided to MGE, a subsidiary of Grupo Mexico.

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the first nine months of 2022 and 2021 (in millions):

	2022	2021
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.2		$0.2
Mextransport	1.6		1.1
Operadora de Cinemas S.A. de C.V.	0.1		0.1
Total purchases	$1.9		$1.4

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$	(*)
Mextransport	1.4		1.4
Operadora de Cinemas S.A. de C.V.	0.1		(*)
Total sales	$1.6		$1.4

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

The Company’s Mexican operations paid fees for entertainment services provided by Boutique Bowling de Mexico, S.A. de C.V. and Operadora de Cinemas, S.A. de C.V. Both companies are controlled by the Larrea family. Mextransport provides aviation services to the Company´s Mexican operations. This is a company controlled by the Larrea family.

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

As of September 30, 2022 and 2021, the Company did held no derivative instruments.

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

The weighted average remaining lease term for the Company’s leases is eight years, and the weighted average discount rate for these leases is 3.77%.

The operating lease expense recognized in the first nine months of 2022 and 2021 was classified as follows (in millions):

Classification	2022	2021
Cost of sales (exclusive of depreciation, amortization and depletion)	$86.5	$85.8
Selling, general and administrative	0.1	0.1
Exploration	0.1	0.1
Total lease expense	$86.7	$86.0

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2022	$28.9
2023	115.2
2024	107.3
2025	106.2
2026	106.0
After 2026	628.8
Total lease payments	$1,092.4
Less: interest on lease liabilities	(222.7)
Present value of lease payments	$869.7

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

On June 24, 2019, MINEM approved a change to the guarantees required for the mining closure plans. The new regulation specifies that annual guarantees can be secured with real estate up to a maximum of 50% and the remaining amount with credit instruments. Currently, the Company has pledged the value of its Lima office complex for the 50% of the guarantee and with a stand-by letter of credit for the other 50% as a security for this obligation. Through January 2022, the Company has provided total guarantees of $66.3 million.

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

The following table summarizes the asset retirement obligation activity for the first nine months of 2022 and 2021 (in millions):

	2022	2021
Balance as of January 1	$562.9	$545.0
Changes in estimates	43.3	—
Closure payments	(4.9)	(3.7)
Accretion expense	19.5	18.3
Balance as of September 30,	$620.8	$559.6

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

The components of net periodic benefit costs for the nine-month periods ended September 30, 2022 and 2021 are as follows (in millions):

(in millions)	2022	2021
Service cost	$1.3	$1.1
Interest cost	1.7	1.2
Expected return on plan assets	(2.9)	(2.6)
Amortization of prior service cost / (credit)	0.1	0.1
Amortization of net loss/(gain)	0.3	0.2
Net periodic benefit cost	$0.5	$(0.0)

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

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the nine-month periods ended September 30, 2022 and 2021 are as follows (in millions):

(in millions)	2022	2021
Interest cost	$1.2	$1.3
Amortization of net loss (gain)	0.1	0.1
Amortization of prior service cost/ (credit)	(*)	(*)
Net periodic benefit cost	$1.3	$1.4

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

Environmental capital investments in the nine-month periods ended September 30, 2022 and 2021 were as follows (in millions):

	2022	2021
Peruvian operations	$7.1	$2.9
Mexican operations	35.4	57.7
	$42.5	$60.6

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree that defined new AQS for daily sulfur dioxide in the air. As of September 30, 2022, the Company maintains a daily average level of µg/m3 of SO2, lower than those required by the new AQS.

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

In 2011, the General Law was amended to provide an individual or entity the ability to challenge administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment as long as it can be argued that the harm may be caused. Additionally, amendments to the Civil Federal Procedures Code (“CFPC”) were enacted in 2011 and established three categories of collective actions under which a group of 30 or more individuals may be considered sufficient to prove a “legitimate interest” to file civil actions for injuries arising out of alleged violations of environmental, consumer protection, financial services and economic competition laws. The group can seek restitution or economic compensation for the alleged injuries or suspension of the activities which allegedly caused the injuries in question. The amendments to the CFPC may result in more litigation, with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

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

The Company is not aware of the reasons or causes for this partial and temporary closure, but will continue working with the environmental authorities to provide assurance that the operation is in strict compliance with environmental regulations. The Company expects the environmental authorities to suspend the partial temporary shutdown, once their concerns are resolved. Currently, the Company does not expect any impact on its operations. As of September 30, 2022, the matter is pending resolution.

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

Litigation matters:

Peruvian operations:

The Tia Maria Mining Project

There are six lawsuits filed against the Peruvian Branch of the Company related to the Tia Maria project. The lawsuits seek (i) to declare null and void the resolution that approved the Environmental Impact Assessment of the project; (ii) the cancellation of the project and the withdrawal of mining activities in the area; (iii) to declare null and void the mining concession application for the Tia Maria project; and (iv) to declare null and void the resolution that approved the construction license. The lawsuits were filed by Messrs. Jorge Isaac del Carpio Lazo (filed May 22, 2015 – the judgment ruled in favor of SPCC), Ernesto Mendoza Padilla (filed May 26, 2015), Juan Alberto Guillen Lopez (filed June 18, 2015), Junta de Usuarios del Valle del Tambo (filed April 30, 2015), Gobierno Regional de Arequipa (filed December 16, 2019) and Municipalidad Distrital de Dean Valdivia (filed in January 2020 but notified in August 2022).

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of September 30, 2022, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. Oral arguments took place on July 19, 2019,. On January 7, 2020, the Judge decided to suspend the proceeding until the del Carpio Lazo case is concluded. On March 3, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. As of September 30, 2022, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. In May 2016, the Company was included in the process, after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazo case is concluded. On March 3, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. As of September 30, 2022, the case remains pending resolution.

The Gobierno Regional de Arequipa case is currently before the lower court. The Company answered the complaint on September 15, 2020. On February 8, 2021, the Judge decided to suspend the proceeding until the del Carpio Lazo case is concluded. On March 24, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On March 28, 2022, the Judge cancelled the suspension. On May 24, 2022, the parties presented their closing arguments and as of September 30, 2022, the case remains pending resolution.

The Municipalidad Distrital de Dean Valdivia case is currently before the lower court. On August 17, 2022, the Company was formally notified of the lawsuit and answered the complaint on September 2, 2022. As of September 30, 2022, the case remains pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has, since 1995, constructed and operated the tailings dams with proper governmental authorization. Following a motion filed by the Peruvian Branch, the lower court included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. As of September 30, 2022, the case was pending resolution without further developments.

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

Mexican operations:

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of September 30, 2022.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. As of September 30, 2022, three lawsuits are still pending: two were filed by Acciones Colectivas de Sinaloa, A.C. and one by Defensa Colectiva, A.C., requesting precautionary measures in the construction of facilities to monitoring public health services and prohibiting the closure of the Rio Sonora Trust.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. In the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages. These lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria Peña Molina, et al; these actions were dismissed by the court, because they have expired. As of September 30, 2022, forty-five cases remain pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard to the spill in August 2014. The plaintiffs in these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. With regard to the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures. This public meeting will have no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, it has informed the corresponding Judge its compliance with the resolution, in which BVC was required to implement additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, with six months granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions imposed. The foregoing does not impact BVC’s operations. Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of September 30, 2022, the remaining cases were still pending resolution.

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

Labor matters:

Peruvian operations: 71.7% of the Company's 4,544 Peruvian employees were unionized at September 30, 2022. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

During 2021, the Company hold talks with the six unions to sign collective agreements prior to their effective dates. As a result, between June and December 2021, the Company signed collective agreements with the six unions with durations between three to six years. All of them granted annual salary increases of 5%. Additionally, each agreement granted, among other things, a signing bonus of between S/45,000 (approximately $11,749) and S/90,000 (approximately $23,499), depending on the duration of the agreement. A long-term agreement bonus of S/10,000 (approximately $2,611) was granted to the union that signed a six-year extension of the collective bargaining agreement. All these concepts were recorded as labor expense. In 2022, these collective agreements have been executed. The Company does not have any collective agreement pending to be negotiated with the unions. As of September 30, 2022, it is only pending a signing bonus and a salary increase for one union in compliance with an 20218-2019 Arbitration Award.

In the first half of 2022, the six unions came together to defend their rights to work in the Cuajone unit. This action was in response to the cut off of water supply and the obstruction of a railroad section carried out by a small group of residents from the community of Tumilaca, Pocata, Coscore and Tala, Moquegua, which directly affected the health and safety of workers and their families and the production process.

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

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of September 30, 2022, the case was pending resolution without further developments.

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

Other commitments:

Peruvian Operations:

Tia Maria

On August 1, 2014, the Company received final approval for Tia Maria´s Environmental Impact Assessment (“EIA”). On July 8, 2019, the Company received the construction permit for this 120,000 tonnes annual SX-EW copper greenfield project with a total capital budget of $1,400 million. This permit was obtained after completing an exhaustive review process, complying with all established regulatory requirements and addressing all observations raised. The challenges surrounding the construction permit were overcome when on October 30, 2019, the Mining Council of the Peruvian Ministry of Energy and Mines ratified the construction permit for the Tia Maria project.

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

Tia Maria´s project budget is approximately $1.4 billion, of which $333.7 million had been invested as of September 30, 2022. This project will use state-of-the-art SX-EW technology with the highest international environmental standards. SX-EW facilities are the most environmentally friendly in the industry as they do not require a smelting process and therefore, do not release any emissions into the atmosphere.

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

In 2021, the Company signed social agreements with the Michiquillay and La Encañada communities. In addition, in October 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed environmental impact study for the project. Currently, the Company has all the required permits for exploration activities. These events will allow Southern Copper to initiate an in-depth exploration program in November of 2022.

Social agreements with the Michiquillay and La Encañada communities represent an opportunity to improve quality of life of their residents through the Company´s strong social programs and backed by a solid framework for technical work at the project level. The main commitments signed by the Company in the social agreements are related to providing support for agricultural and livestock activities, financial support for local initiatives, and social programs in favor of education, water management, waste disposal, and healthcare for vulnerable groups.

Corporate Social Responsibility

The Company has a corporate social responsibility policy to maintain and promote the continuity of its mining operations while obtaining the best results. The main objective of this policy is to integrate the Company´s operations with local communities in the areas of influence of its operations by creating permanent positive relationships to develop optimum social conditions and promote sustainable development in the area. Accordingly, the Company has made the following commitments:

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to funding various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $111.7 million). In relation to this commitment, the Company has completed the construction of a school with an investment of S/18.8 million (approximately $4.7 million), has co-financed the construction of the Cularjahuira dam for S/15.6 million (approximately $3.9 million) and is preparing engineering study for the Callazas dam for S/2.6 million (approximately $0.7 million).

As the Toquepala expansion project has been completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $30.8 million in its condensed consolidated financial statements as of September 30, 2022.

In addition, the Company has committed S/97.7 million (approximately $24.5 million) for the construction of a high-achievement school in the Tacna region under the “Social Investment for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs and to determine the ways that the Company can contribute to sustainable development in the region. Although the development roundtable is not currently meeting, it was previously discussing the creation of a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $251.0 million). While final funding is not yet settled, the Company has committed to contribute S/108.4 million (approximately $27.2 million) as an advance, which was utilized to fund an educational project. In addition, there is a commitment to finance the construction of a residual water treatment plant in Ilo for S/105.5 million (approximately $24.5 million). There was also a commitment to build three schools in Moquegua for S/18.2 million (approximately $4.6 million) and to build tracks and sidewalks in Pacocha for S/6.4 million (approximately $1.6 million), which have been completed.

In addition, the Company has committed S/141.4 million (approximately $35.5 million) to build three infrastructure projects in the Moquegua region under the “social investment for taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatts (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects starting on May 1, 2017 and ending on October 31, 2029.

Mexican operations:

Power purchase agreements

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 5 “Related party transactions”.

●	Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I. de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company´s Mexican operations. For further information, please see Note 5 “Related party transactions”.

●	Parque Eolico de Fenicias, S. de R.L. de C.V.: On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., an indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. The agreement is expected to become effective in the first semester of 2023.

Corporate operations:

Commitment for capital projects

As of September 30, 2022, the Company had committed approximately $434.8 million to the development of its capital investment projects at its operations.

Tax contingency matters:Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 4 “Income taxes”).

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the nine-month period ended September 30, 2022 and 2021 is as follows (in millions):

	2022	2021
Southern Copper common shares
Balance as of January 1,	$2,767.2	$2,767.5
Used for corporate purposes	(0.2)	(0.1)
Balance as of September 30,	2,767.0	2,767.4

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	306.8	296.0
Other activity, including dividend, interest and foreign currency transaction effect	22.5	17.4
Balance as of September 30,	329.3	313.4
Treasury stock balance as of September 30,	$3,096.3	$3,080.8

Common Stock:

In September 2022, Grupo Mexico, through its wholly owned subsidiary AMC, purchased 350,000 shares of SCC’s Common Stock. With this purchase and the Company’s repurchase of shares of its Common Stock, the indirect ownership of Grupo Mexico increased to 88.92% at September 30, 2022.

Southern Copper Common Shares:

On September 30, 2022 and on December 31, 2021, there were in treasury 111,500,417 and 111,509,217 shares of SCC’s common stock, respectively.

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

There has been no activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price for SCC common shares as of September 30, 2022 was $44.84 and the maximum number of shares that the Company could purchase at that price was 1.8 million.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of September 30, 2022.

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

	2022	2021
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(405,200)	(391,600)
Granted in the period	(8,800)	(8,000)
Total shares granted at September 30,	(414,000)	(399,600)
Remaining shares reserved	186,000	200,400

Parent Company common shares:

At September 30, 2022 and at December 31, 2021 there were in treasury 75,332,743 and 79,800,655 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the first nine months of 2022 and 2021 and the unrecognized compensation expense under this plan were as follows (in millions):

	2022	2021
Stock based compensation expense	$0.5	$0.5
Unrecognized compensation expense	$0.5	$1.0

The following table presents the activity of this plan for the nine months ended September 30, 2022 and 2021:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2022	867,234	$2.63
Granted	—	—
Exercised	(21,339)	$2.63
Forfeited	—	—
Outstanding shares at September 30, 2022	845,895	$2.63
Outstanding shares at January 1, 2021	1,264,410	$2.63
Granted	—	—
Exercised	(381,288)	$2.63
Forfeited	—	—
Outstanding shares at September 30, 2021	883,122	$2.63

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

The stock based compensation expense for the nine months ended September 30, 2022 and 2021 and the unrecognized compensation expense under this plan were as follows (in millions):

	2022	2021
Stock based compensation expense	$0.5	$0.5
Unrecognized compensation expense	$2.6	$3.3

The following table presents the stock award activity of this plan for the nine months ended September 30, 2022 and 2021:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2022	3,173,924	$1.86
Granted	—	—
Exercised	(312,907)	$1.86
Forfeited	—	—
Outstanding shares at September 30, 2022	2,861,017	$1.86
Outstanding shares at January 1, 2021	3,918,458	$1.86
Granted	—	—
Exercised	(716,449)	$1.86
Forfeited	—	—
Outstanding shares at September 30, 2021	3,202,009	$1.86

Non-controlling interest:

The following table presents the non-controlling interest activity for the nine months ended September 30, 2022 and 2021 (in millions):

	2022	2021
Balance as of January 1,	$58.6	$51.2
Net earnings	6.8	10.6
Dividend paid	(4.2)	(4.4)
Balance as of September 30,	$61.2	$57.4

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table, which provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021 (in millions):

	At September 30, 2022		At December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	6,499.1	6,152.7	6,496.4	8,506.0
Long-term debt level 2	51.2	58.7	51.2	67.2
Total long-term debt	$6,550.3	$6,211.4	$6,547.6	$8,573.2

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of September 30, 2022 and December 31, 2021 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$—	$—	$—	$—
—Available-for-sale debt securities:
Asset backed securities	0.1	—	0.1	—
Mortgage backed securities	0.2	—	0.2	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	954.4	954.4	—	—
Molybdenum	279.7	279.7	—	—
Total	$1,234.4	$1,234.1	$0.3	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$486.5	$486.5	$—	$—
—Available-for-sale debt securities:
Asset backed securities	0.2	—	0.2	—
Mortgage backed securities	0.2	—	0.2	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	876.2	876.2	—	—
Molybdenum	288.3	288.3	—	—
Total	$1,651.4	$1,651.0	$0.4	$—

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

NOTE 13 — REVENUE:

The Company’s net sales were $2,156.9 and $7,227.6 million in the three and nine months ended September 30, 2022, respectively, compared to $2,680.9 and $8,110.4 million in the same period of 2021. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended September 30, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$414.7	$103.8	$—	$(30.9)	$487.6
United States	333.9	11.4	86.4	—	431.7
Peru	(19.7)	—	126.6	11.4	118.3
Brazil	—	16.1	104.5	—	120.6
Chile	10.4	—	91.2	—	101.6
Other American countries	10.8	1.2	7.7	—	19.7
Europe:
Switzerland	123.9	10.9	161.6	—	296.4
Italy	—	6.2	74.3	—	80.5
Spain	90.2	—	(3.0)	—	87.2
Other European countries	49.0	9.6	42.9	—	101.5
Asia:
China	101.9	—	18.1	—	120.0
Singapore	48.1	(0.1)	14.1	—	62.1
Japan	9.2	—	84.6	—	93.8
Other Asian countries	29.1	0.1	6.7	—	35.9
Total	$1,201.5	$159.2	$815.7	$(19.5)	$2,156.9

	Three Months Ended September 30, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$483.1	$115.7	$4.5	$(42.8)	$560.5
United States	324.9	11.2	71.3	—	407.4
Peru	—	(0.4)	148.3	—	147.9
Brazil	—	10.9	93.2	—	104.1
Chile	(0.1)	—	113.8	—	113.7
Other American countries	10.9	—	1.8	—	12.7
Europe:
Switzerland	276.0	20.3	127.6	—	423.9
Italy	—	3.9	62.9	—	66.8
Spain	106.6	—	20.4	—	127.0
Other European countries	54.2	7.0	110.9	—	172.1
Asia:
China	21.3	—	0.2	—	21.5
Singapore	119.9	6.3	159.7	—	285.9
Japan	(0.8)	—	167.7	—	166.9
Other Asian countries	29.8	0.2	40.5	—	70.5
Total	$1,425.8	$175.1	$1,122.8	$(42.8)	$2,680.9

	Nine Months Ended September 30, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,390.8	$356.8	$—	$(114.9)	$1,632.7
United States	1,237.2	37.8	282.3	—	1,557.3
Peru	158.6	—	459.6	(166.6)	451.6
Brazil	—	25.7	319.3	—	345.0
Chile	10.9	—	276.2	—	287.1
Other American countries	28.5	2.2	22.3	—	53.0
Europe:
Switzerland	450.2	33.8	517.8	—	1,001.8
Italy	1.3	13.9	196.5	—	211.7
Spain	290.5	—	36.8	—	327.3
Other European countries	90.9	24.0	143.1	—	258.0
Asia:
China	308.8	—	18.1	—	326.9
Singapore	53.5	8.4	99.1	—	161.0
Japan	51.8	—	379.6	—	431.4
Other Asian countries	111.7	0.4	70.7	—	182.8
Total	$4,184.7	$503.0	$2,821.4	$(281.5)	$7,227.6

	Nine Months Ended September 30, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,431.7	$291.8	$4.5	$(107.9)	$1,620.1
United States	1,107.5	42.9	152.2	—	1,302.6
Peru	—	(0.3)	438.9	—	438.6
Brazil	—	18.4	310.8	—	329.2
Chile	2.8	—	265.1	—	267.9
Other American countries	28.9	0.7	4.6	—	34.2
Europe:
Switzerland	888.7	46.0	323.1	—	1,257.8
Italy	0.2	5.9	244.8	—	250.9
Spain	299.8	—	63.8	—	363.6
Other European countries	202.2	40.3	310.8	—	553.3
Asia:
China	125.0	—	25.0	—	150.0
Singapore	354.8	14.8	395.7	—	765.3
Japan	23.6	—	478.1	—	501.7
Other Asian countries	71.4	0.3	203.5	—	275.2
Total	$4,536.6	$460.8	$3,220.9	$(107.9)	$8,110.4

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$950.4	$11.9	$650.8	$(3.1)	$1,610.0
Molybdenum	131.9	—	80.7	—	212.6
Silver	53.8	28.0	20.0	(14.2)	87.6
Zinc	—	100.9	—	0.1	101.0
Other	65.4	18.4	64.2	(2.3)	145.7
Total	$1,201.5	$159.2	$815.7	$(19.5)	$2,156.9

	Nine Months Ended September 30, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$3,432.8	$62.3	$2,282.6	$(215.0)	$5,562.7
Molybdenum	388.1	—	298.5	—	686.6
Silver	178.6	101.8	68.4	(56.6)	292.2
Zinc	—	281.5	—	(0.9)	280.6
Other	185.2	57.4	171.9	(9.0)	405.5
Total	$4,184.7	$503.0	$2,821.4	$(281.5)	$7,227.6

	Three Months Ended September 30, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,195.0	$24.3	$912.9	$(21.8)	$2,110.4
Molybdenum	146.6	—	147.9	—	294.5
Silver	52.4	37.2	33.6	(19.0)	104.2
Zinc	—	98.6	—	0.1	98.7
Other	31.8	15.0	28.4	(2.1)	73.1
Total	$1,425.8	$175.1	$1,122.8	$(42.8)	$2,680.9

	Nine Months Ended September 30, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$3,858.2	$75.5	$2,697.1	$(54.7)	$6,576.1
Molybdenum	387.3	—	359.0	—	746.3
Silver	193.1	122.6	95.8	(48.1)	363.4
Zinc	—	215.1	—	0.5	215.6
Other	98.0	47.6	69.0	(5.6)	209.0
Total	$4,536.6	$460.8	$3,220.9	$(107.9)	$8,110.4

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of September 30, 2022:
Trade receivables	$532.0	$60.3	$473.5	$—	$1,065.8
Related parties, current	45.1	0.1	0.8	2.1	48.1

As of December 31, 2021:
Trade receivables	$656.0	$51.2	$651.5	$—	$1,358.7
Related parties, current	46.9	0.2	—	2.0	49.1

As of September 30, 2022, the Company has long-term contracts with promises to deliver the following products in 2022:

Copper concentrates (in tonnes)	110,000
Copper cathodes (in tonnes)	48,000
Molybdenum concentrates (in tonnes)	36,558
Sulfuric acid (in tonnes)	342,058

Provisionally priced sales: At September 30, 2022, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the September 30, 2022 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at September 30, 2022:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	277.5	3.44	October 2022 through March 2023
Molybdenum	15.4	18.23	October 2022 through January 2023

The provisional sales price adjustment included in accounts receivable and net sales as of September 30, 2022 includes negative adjustments of $42.0 million for copper and positive adjustments of $26.0 million for molybdenum. Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or on operating results.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended September 30, 2022
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,201.5	128.2	815.7	—	$2,145.4
Intersegment sales	—	31.0	—	(19.5)	11.5
Cost of sales (exclusive of depreciation, amortization and depletion)	702.8	141.1	511.2	(217.2)	1,137.9
Selling, general and administrative	18.6	2.7	7.5	1.3	30.2
Depreciation, amortization and depletion	96.6	15.1	70.1	10.3	192.0
Exploration	0.6	1.7	3.3	4.0	9.6
Operating income	$382.9	$(1.4)	$223.6	$182.1	787.2
Less:
Interest, net					(76.4)
Other income (expense)					38.7
Income taxes					(228.5)
Equity earnings of affiliate					(0.1)
Non-controlling interest					(1.9)
Net income attributable to SCC					$519.0
Capital investment	$103.2	$37.8	$87.8	$(0.9)	$227.9
Property and mine development, net	$4,544.7	$644.1	$3,689.8	$675.9	$9,554.5
Total assets	$8,318.9	$1,079.8	$4,687.2	$2,997.3	$17,083.2

	Three Months Ended September 30, 2021
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,425.8	$132.3	$1,122.8	$—	$2,680.9
Intersegment sales	—	42.8	—	(42.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	433.4	135.8	406.7	(48.4)	927.5
Selling, general and administrative	17.4	2.9	8.1	2.9	31.3
Depreciation, amortization and depletion	97.8	12.7	83.5	9.4	203.4
Exploration	0.6	1.7	2.7	5.9	10.9
Operating income	$876.6	$22.0	$621.8	$(12.6)	1,507.8
Less:
Interest, net					(87.4)
Other income (expense)					(1.9)
Income taxes					(548.6)
Equity earnings of affiliate					1.3
Non-controlling interest					(3.6)
Net income attributable to SCC					$867.6
Capital investment	$114.6	$29.0	$97.2	$2.3	$243.1
Property and mine development, net	$4,551.1	$555.5	$3,713.0	$656.5	$9,476.1
Total assets	$8,200.6	$1,009.9	$4,774.2	$4,125.6	$18,110.3

	Nine Months Ended September 30, 2022
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$4,184.7	$388.1	$2,821.4	$—	$7,394.2
Intersegment sales	—	114.9	—	(281.5)	(166.6)
Cost of sales (exclusive of depreciation, amortization and depletion)	1,915.3	386.1	1,560.8	(419.9)	3,442.3
Selling, general and administrative	49.5	7.5	26.0	8.4	91.4
Depreciation, amortization and depletion	289.2	40.8	237.8	29.8	597.6
Exploration	1.7	4.0	14.1	10.7	30.6
Operating income	$1,929.0	$64.6	$982.7	$89.5	3,065.7
Less:
Interest, net					(240.5)
Other income (expense)					54.4
Income taxes					(1,137.0)
Equity earnings of affiliate					0.3
Non-controlling interest					(6.8)
Net income attributable to SCC					$1,736.1
Capital investment	$288.9	$115.1	$248.6	$5.0	$657.6
Property and mine development, net	$4,544.7	$644.1	$3,689.8	$675.9	$9,554.5
Total assets	$8,318.9	$1,079.8	$4,687.2	$2,997.3	$17,083.2

	Nine Months Ended September 30, 2021
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$4,536.6	$352.9	$3,220.9	$—	$8,110.4
Intersegment sales	—	107.9	—	(107.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,441.6	328.8	1,208.9	(122.5)	2,856.8
Selling, general and administrative	49.7	7.8	27.0	8.4	92.9
Depreciation, amortization and depletion	289.0	39.4	242.6	28.4	599.4
Exploration	1.8	3.8	9.9	11.2	26.7
Operating income	$2,754.5	$81.0	$1,732.5	$(33.4)	4,534.6
Less:
Interest, net					(262.6)
Other income (expense)					(7.8)
Income taxes					(1,703.8)
Equity earnings of affiliate					14.4
Non-controlling interest					(10.6)
Net income attributable to SCC					$2,564.2
Capital investment	$389.6	$61.5	$237.6	$6.8	$695.5
Property and mine development, net	$4,551.1	$555.5	$3,713.0	$656.5	$9,476.1
Total assets	$8,200.6	$1,009.9	$4,774.2	$4,125.6	$18,110.3

NOTE 15 — SUBSEQUENT EVENTS:

Dividends:

On October 20, 2022, the Board of Directors authorized a dividend of $0.50 per share payable on November 23, 2022 to shareholders of record at the close of business on November 9, 2022.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the third quarter of 2022, approximately 77.8% of our revenue came from the sale of copper; 8.9% from molybdenum; 4.1% from silver; 3.8% from zinc; and 5.4% from various other products, including gold, sulfuric acid, and other materials.

●	Copper: In the third quarter of 2022, the LME copper price decreased from an average of $4.25 per pound in the third quarter of 2021 to $3.51 (-17.4%), reflecting concerns about a simultaneous recession in the U.S., Europe and China due to the following factors:

●	On-going interest rate hikes by the FED, the ECB and other relevant central banks to control inflation.
●	A slowdown in the Chinese economy due to Covid-19 restrictions and a weak real estate market.
●	The impact of energy prices on consumer´s demand.

However, we should note that:

●	The most relevant market intelligence houses for the copper market are expecting a market in balance or with a small deficit for 2022. This assumes a growth in demand of about 2.0% in 2022.
●	Even though we expect the supply will grow 3.5-4.0% next year, mainly due to new projects (as the Quellaveco one, in Peru), there is uncertainty regarding future production growth in Chile and Peru, which together represent about 40% of the global supply.
●	Major warehouses have reported a reduction in copper inventories, which stood at 247,000 tonnes as of September 30. These low inventories represent an extremely low level of consumption.

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

●	Molybdenum: Represented 9.9% of our sales in the third quarter of 2022 and is currently our most important by-product. Molybdenum prices averaged $16.00 per pound in the third quarter of 2022, compared to $18.43 in the same period of 2021. This represented a 13.2% price decrease.

Regarding this by-product, we believe that prices will be supported by lower inventory levels and a market deficit for this year.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness and corrosion and heat resistance. New uses for this metal are associated with lubricants, sulfur filtering of heavy oils and shale gas production.

●	Silver: Represented 4.1% of our sales in the third quarter of 2022. We believe that the prices for silver will be supported by intensive level of industrial use and the fact that, like gold, it represents value shelter in times of economic uncertainty.

●	Zinc: Represented 4.7% of our sales in the third quarter of 2022, with an average price of $1.48 per pound in the quarter, a 8.8% increase from the third quarter or 2021. Zinc is currently our third by-product.

●	Production: For 2022, we expect production to reach approximately 900,000 tonnes of copper, which represents a decrease of 3% compared to our 2022 plan. We expect our copper production to bounce back in 2023 and reach 926,100 tonnes of production as we get the Peruvian production back on track and generate new production through our projects at Pilares and Buenavista Zinc Concentrator.

We also expect to produce 25,400 tonnes of molybdenum, which represents a decrease of 16.2% over our 2021 production levels. In 2022, we expect to produce 18.9 million ounces of silver, in line with our 2021 production level. Additionally, we expect to produce 63,300 tonnes of zinc from our mines.

●	Capital Investments: In the first nine months of 2022, we spent $657.6 million on capital investments; this represented 37.9% of net income and a decrease of 5.4% compared to the amount registered for the same period in 2021. We continue to advance our projects, including the Buenavista Zinc, El Pilar and Pilares projects, which have registered good progress.

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

CUAJONE ILLEGAL BLOCKAGE

After the Company resumed operations at our Cuajone facilities in April, a plan to gradually scale up production to recover volume losses was implemented. At this point, we estimate that our Peruvian operations will reach 94% of the 2022 production plan of 360,900 tonnes.

On October 17, the Peruvian government extended the state of emergency in the Moquegua region for 60 more days.

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

The company has experienced increases in costs as a result of the world crisis and the Russian-Ukrainian war, mainly increments in energy, fuel, explosives and other operating material costs. The increase is due to the higher market share of Russia in these products. The company has taken initiatives searching for alternative suppliers to reduce this effect. As of September 30, 2022, these events impacted our production costs and financial results as it is disclosed in this report. Currently, our sales program has suffered no impacts.

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

Earnings: The table below highlights key financial and operational data of our Company for the three and nine months ended September 30, 2022 and 2021 (in millions, except copper price, percentages and per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Copper price LME	3.51	4.25	(0.74)	(17.4)%	4.12	4.17	(0.05)	(1.2)%
Pounds of copper sold	518.6	506.2	12.4	2.4%	1,407.7	1,550.6	(142.9)	(9.2)%
Net sales	$2,156.9	$2,680.9	$(524.0)	(19.5)%	$7,227.6	$8,110.4	$(882.8)	(10.9)%
Operating income	$787.2	$1,507.8	$(720.6)	(47.8)%	$3,065.7	$4,534.6	$(1,468.9)	(32.4)%
Net income attributable to SCC	$519.0	$867.6	$(348.6)	(40.2)%	$1,736.1	$2,564.2	$(828.1)	(32.3)%
Earnings per share	$0.67	$1.12	$(0.45)	(40.2)%	$2.25	$3.32	$(1.07)	(32.2)%
Dividends per share	$0.75	$0.90	$(0.15)	(16.7)%	$3.00	$2.20	$0.80	36.4%

Net sales in the third quarter of 2022 were 19.5% lower than in the same period of 2021. This decrease was driven by a drop in average metal prices for copper (-17.4% - LME), molybdenum (-13.2%) and silver (-21.3%) and by a decrease in the sales volumes of molybdenum (-24.2%) and zinc (-11.4%). This effect was slightly offset by higher prices for zinc (+8.8%); and by an increase in the sales volumes of copper (+2.4%) and silver (+8.3%).

Net income attributable to SCC in the third quarter of 2022 was 40.2% lower than in the same period of 2021. This decrease was mainly attributable to a drop in average metal prices, a decrease in sales volume of some of our by-products and higher operating costs (+16.8%).

Net sales in the first nine months of 2022 were 10.9% lower than in the same period of 2021, due to a decrease in the sales volume of copper (-9.2%), molybdenum (-12.5%) and silver (-4.8%); and to a decrease in average metal prices for copper (-1.2%) and silver (-14.9%). These negative variances were slightly offset by an increase in sales volume of zinc (+2.2%) and by higher average metal prices for molybdenum (+22.5%) and zinc (+26.0%).

Net income attributable to SCC in the first nine months of 2022 was 32.3% lower than in the same period of 2021. This decrease was mainly attributable to a decrease in sales and a 16.4% increase in operating costs.

Production: The table below highlights our mine production data for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Copper (in million pounds)	508.2	540.5	(32.3)	(6.0)%	1,440.6	1,588.8	(148.2)	(9.3)%
Molybdenum (in million pounds)	13.4	17.9	(4.5)	(24.8)%	43.0	49.1	(6.1)	(12.5)%
Silver (in million ounces)	4.9	4.8	0.1	0.6%	13.6	14.4	(0.8)	(5.8)%
Zinc (in million pounds)	32.8	37.2	(4.4)	(11.9)%	98.7	111.3	(12.6)	(11.3)%

The table below highlights our mine production data for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper (in million pounds):	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Toquepala	109.4	130.4	(21.0)	(16.1)%	320.2	389.0	(68.8)	(17.7)%
Cuajone	92.7	98.8	(6.1)	(6.1)%	215.2	279.5	(64.3)	(23.0)%
La Caridad	60.8	68.5	(7.7)	(11.3)%	183.7	213.8	(30.1)	(14.0)%
Buenavista	239.7	237.8	1.9	0.8%	706.3	691.6	14.7	2.1%
IMMSA	5.6	5.0	0.6	13.2%	15.2	14.9	0.3	1.6%
Total mined copper	508.2	540.5	(32.3)	(6.0)%	1,440.6	1,588.8	(148.2)	(9.3)%

Third quarter: Mined copper production in the third quarter of 2022 fell 6.0% to 508.2 million pounds compared to 540.5 million pounds in the third quarter of 2021. This was mainly attributable to a decrease in copper production at our Toquepala (-16.1%), La Caridad (-11.3%) and Cuajone (-6.1%) operations, which was in turn driven by lower ore grades and recoveries. This was slightly offset by an increase of production at our Buenavista (+0.8%) and IMMSA (+13.2%) mines.

Molybdenum production decreased 24.8% in the third quarter of 2022 compared to the levels registered in the third quarter of 2021. This was attributable to a decrease in production at our Toquepala (-55.7%), La Caridad (-10.0%) and Buenavista (-6.4%) mines, which was mainly driven by a drop in ore grades and recoveries. This effect was partially offset by an increase in production at our Cuajone (+2.4%) mine due to higher ore grades.

Silver mine production increased 0.6% in the third quarter of 2022, compared with the same period of 2021, this was mainly attributable to an increase in production at our Buenavista (+20.2%) mine and at the IMMSA (+0.9%) unit. This was offset by lower production at our Toquepala (18.7%), Cuajone (-10.4%) and La Caridad (-1.9%) mines.

Zinc production decreased 11.9% in the third quarter of 2022 compared with the same period in 2021.

This decrease was mainly attributable to a drop in production at the Charcas and Santa Barbara units, which was attributable to a decrease in processed material and lower average zinc grades.

Santa Barbara Mine: In a collective action with the authorities of the State of Chihuahua, Mexico, it has been possible to close 42 illegal accesses to the mine, thus preventing the theft of mineral in stone. From September 24 to September 30, the authorities seized seven people during the crime. These acts did not constitute a permanent appropriation of the buildings or surfaces owned by IMMSA nor stop the ordinary course of production.

Nine months: Mined copper production in the first nine months of 2022 decreased 9.3% to 1,440.6 million pounds compared to 1,588.8 million pounds in the same period of 2021. This decrease was mainly attributable to the Cuajone mine stoppage (-23.0%) and to a drop in production at our Toquepala (-17.7%) and La Caridad (-14.0%) mines due to lower grades. This effect was slightly offset by an increase in production at Buenavista (+2.1%) and IMMSA (+1.6%) operations.

Molybdenum production decreased 12.5% in the first nine months of 2022 compared to the same period in 2021; this was mainly due to lower production at our Cuajone (-21.4%), Toquepala (-21.1%) and La Caridad (-8.2%) mines, which was partially offset by higher production at Buenavista (+3.4%) mine.

Silver mine production decreased 5.8% in the first nine months of 2022; this was principally due to lower production at our Toquepala (-23.6%), Cuajone (-22.0%), La Caridad (-6.8%) and IMMSA (-2.0%) operations, which was partially offset by higher production at Buenavista (+9.1%) mine.

Zinc production decreased 11.3% in the first nine months of 2022 due to a drop in production at our Charcas, San Martin and Santa Barbara mines, which was principally due to lower grades.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three and nine months ended September 30, 2022 and 2021:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Total operating cash cost before by‑product revenues	$1,005.6	$847.1	$158.5	18.7%	$2,794.5	$2,436.4	$358.1	14.7%
Total by‑product revenues	$(501.1)	$(543.4)	$42.3	(7.8)%	$(1,549.9)	$(1,458.2)	$(91.7)	6.3%
Total operating cash cost net of by‑product revenues	$504.5	$303.7	$200.8	66.1%	$1,244.6	$978.2	$266.4	27.2%
Total pounds of copper produced(2)	487.8	522.5	(34.7)	(6.7)%	1,388.5	1,541.0	(152.5)	(9.9)%
Operating cash cost per pound before by‑product revenues	$2.06	$1.62	$0.44	27.2%	$2.01	$1.58	$0.43	27.3%
By‑products per pound revenues	$(1.03)	$(1.04)	$0.01	(1.2)%	$(1.11)	$(0.94)	$(0.17)	18.0%
Operating cash cost per pound net of by‑product revenues	$1.03	$0.58	$0.45	77.9%	$0.90	$0.64	$0.26	41.1%
(1)	These are non-GAAP measures. Please see page 58 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

As seen in the table above, our per pound cash cost before by-product revenues in the third quarter of 2022 was 27.2% higher than in the same period of 2021. This increase was mainly attributable to an increase in production costs and the unit cost effect generated by a 6.7% decrease in pounds of copper produced. Our cash cost per pound net of by-product revenue for the third quarter of 2022 increased 77.9% when compared to the same period of 2021. This was mainly due to higher costs of fuel, energy and explosives, lower production explained above and a decrease in all our main by-product revenues except sulfuric acid.

For the nine months ended September 30, 2022, our per pound cash cost before by-product revenues was 27.3% higher than in the same period of 2021. This increase was mainly driven by an increase in production costs and the unit cost effect generated by a 9.9% decrease in pounds of copper produced. The operating cash cost per pound of copper net of by product revenue was $0.90 in the nine months ended September 30, 2022. This represented an increase of 41.1% compared to the $0.64 reported in the same period of 2021. These results were mainly due to higher production costs and the unit cost effect generated by a 9.9% decrease in pounds of copper produced partially offset by an increase of 18% in by-product revenue.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, and for copper, molybdenum, zinc and silver in particular.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining three months of 2022, assuming that expected metal production and sales are achieved, tax rates remain unchanged and no effects are generated by potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$31.1	$7.8	$3.7	$2.9

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

Capital Investment Programs: We made capital investments of $657.6 million in the nine months ended September 30, 2022, compared to $695.5 million in the same period of 2021. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects by utilizing cash on hand; internally generated funds and additional external financing. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy and market conditions.

Projects in Mexico:

Buenavista Zinc - Sonora: This project is located within the Buenavista facility and includes the development of a new concentrator to produce approximately 100,000 tonnes of zinc and 20,000 tonnes of copper per year. We have completed the engineering study. All the main equipment is on site and construction site works are in progress. The project has all the necessary permits and the capital budget is $413 million. When completed, this new facility will double the Company’s zinc production capacity and will provide 490 direct jobs and 1,470 indirect jobs. We expect to initiate operations in the second half of 2023. As of September 30, 2022, we have invested $292.4 million in this project, where physical completion is at 83%.

Pilares - Sonora: Located six kilometers from La Caridad, this project consists of an open-pit mine operation with an annual production capacity of 35,000 tonnes of copper in concentrate. A new 25-meter wide off-road facility for mining trucks has been built and will be used to transport the ore from the pit to the primary crushers at the La Caridad copper concentrator. This project will significantly improve the overall mineral ore grade (combining the 0.78% expected from Pilares with 0.29% from La Caridad). The budget for Pilares is $159 million. As of September 30, 2022, the project was 95% complete and has obtained all permits and licenses required. Pilares has initiated operations and is currently mining copper oxides and mineral to be processed.

El Pilar - Sonora: This low-capital intensity copper greenfield project is strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 317 million tonnes of ore with an average copper grade of 0.249%. We anticipate that El Pilar will operate as a conventional open-pit mine with an annual production capacity of 36,000 tonnes of copper cathodes. This operation will use highly cost efficient and environmentally friendly SX-EW technology. The budget for El Pilar is $310 million. We expect this project to start production in 2024 with an expected mine life of 13 years. The results from experimental pads in leaching process have confirmed adequate levels of copper recovery. The basic engineering study is finished and the Company continues developing the project and engage in onsite environmental activities. The SX-EW plant EPCM project has been awarded to a contractor and has started.

Lime plant - Sonora: As part of our cost improvement projects, we are building a new lime plant with a production capacity of 600 metric tonnes per day, which will be the largest lime plant of Mexico. This facility will allow us to reduce to approximately 50% our current lime cost at our Mexican operations. The total budget for the plant is $65.5 million, of which we have invested $57.7 million as of September 30, 2022. The furnace of the plant started operations in the second quarter, complying with the performance tests.

Projects in Peru:

Quebrada Honda dam expansion – Tacna: This project aims to enlarge the main and lateral dams in Quebrada Honda and includes the relocation and repowered of some facilities due to dam growth and implementation of other facilities for water recovery, among other factors. As of September 30, 2022, pre-commissioning and commissioning activities are in progress with work on three fronts. This project has a total budget of $179.4 million, of which we have invested $155.4 million as of September 30, 2022.

Tia Maria - Arequipa: This greenfield project, located in Arequipa, Peru, will use state of the art SX-EW technology with the highest international environmental standards to produce 120,000 tonnes of SX- EW copper cathodes per year. The estimated capital budget for the project is $1.4 billion.

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

We reiterate our view that the initiation of construction activities at Tia Maria will generate significant economic opportunities for the Islay province and the Arequipa region. Given the current Peruvian economic situation, it is crucial to move ahead on projects that will stimulate a sustainable growth cycle. We will make it a priority to hire local labor to fill the 9,000 jobs that we expect to generate during Tia Maria’s construction phase. Additionally, from day one of our operations, we will generate significant contributions to revenues in the Arequipa region.

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

El Arco - Baja California: This is a world-class copper deposit located in the central part of the Baja California peninsula with ore reserves of over 1,230 million tonnes with an average ore grade of 0.40% and 141 million tonnes of leach material with an average ore grade of 0.27%. The project includes an open-pit mine with a combined concentrator and SX-EW operations. Annual production is expected to total 190,000 tonnes of copper and 105,000 ounces of gold. The Company has completed the environmental impact assessment, which will be filed with the authorities shortly.

Los Chancas - Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates of indicated copper mineral resources are 98 million tonnes of oxides with a copper content of 0.45% and 52 million tonnes of sulfides with a copper content of 0.59%. The Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to produce 130,000 tonnes of copper and 7,500 tonnes of molybdenum anually. The estimated capital investment is $2,600 million and the project is expected to be in operation in 2027. In 2022, we continued to engage in social and environmental improvements for the local communities and worked on the project´s environmental impact assessment.

In February 2022, a group of illegal miners occupied a portion of the project’s lands and began to produce copper through a small-scale artisanal process. On May 31, 2022, a group of people attacked the project mining camp causing a fire, which completely destroyed the installations. As of September 30, 2022 part of the project´s land continued to be occupied by illegal miners, some of whom have irregularly registered their stakes in the "Integral Registry of Mining Formalization" (REINFO). The Company has filed criminal complaints and other legal remedies, which have annulled the claims of 43 illegal miners while 32 cases remain open.

Michiquillay Project - Cajamarca: In June 2018, Southern Copper signed a contract for the acquisition of the Michiquillay project in Cajamarca, Peru. Michiquillay is a world class mining project with inferred mineral resources of 2,288 million tonnes with an estimated copper grade of 0.43%. When developed, we expect Michiquillay to produce 225,000 tonnes of copper per year (along with by-products of molybdenum, gold and silver) for an initial mine life of more than 25 years and at a competitive cash-cost. We estimate an investment of approximately $2.5 billion will be required and expect production start-up by 2029. Michiquillay will become one of Peru´s largest copper mines and will create significant business opportunities in the Cajamarca region; generate new jobs for the local communities; and contribute taxes and royalties to the local, regional and national governments.

In 2021, the Company signed Social Agreements with the Michiquillay and the Encañada Communities. In addition, on October 1, 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed Environmental Impact Study for the project. These events will allow Southern Copper to initiate an in-depth exploration program in November 2022.

The above information is based on estimates only. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”)

At Southern Copper, we have strengthened governance relative to sustainable development. The Sustainable Development Committee, which is presided by an independent member of the board, held its first session on October 14, 2022. During this encounter, our counselors reviewed our advances in terms of our main performance indicators and gave us recommendations for the climate change strategy we are building.

We adhered to the United Nations (UN) Global Compact. Through the affiliation of AMC, our holding corporation,we reaffirm our commitment to align our policies, strategies, and operations with the Ten Principles of the Global Compact, addressing such issues as human rights, labor rights, the environment and anti-corruption. Our adherence of the Global Compact will also position us to further our contributions to the 2030 Agenda for Sustainable Development Goals and the Paris Agreement.

Regarding climate change, we are actively collaborating with the International Copper Association (ICA) to define the Global Copper Decarbonization Roadmap, which is aligned with the Paris Agreement. The results of these efforts have nurtured our medium and long-term objectives and will be published in the first quarter of 2023.

Since ,occupational safety is a priority for the Company, the Mexican Government awarded our Caridad metallurgical operation, located in Sonora, Mexico, the distinction of “Safe and Healthy Workplace.” The Company was recognized for its voluntary program to implement strategies and actions to improve the safety, health and wellbeing of our workers while bolstering the productivity and quality of the workplace. The precious metals plant, which is part of the aforementioned complex, received the Casco de Plata (Silver Helmet) in the category “Smelters with less than 500 workers,” which was awarded by the Mining Chamber of Mexico in recognition of the fact that the plant was the best performer on the occupational accident index for 2021.

A reduction in accident rates and a renewed drive to safeguard the health and safety of our workers led MAPFRE-Peru to award our Toquepala unit with the “Safety Excellence Award” in 2021. This distinction recognizes the effectiveness of the Comprehensive System for Occupational Safety and Health Management that has been implemented at this mine and throughout the organization.

Thanks to our commitment to adequately use and preserve water resources, we have begun building a wastewater treatment plant in Ilo, Moquegua, Peru. This project will require an investment of $27 million and will benefit more than 77,000 people. SCC will operate and maintain this plant for the next 30 years to prevent wastewater from being discharged into the ocean, which will protect the marine ecosystem and public health. The President of the Council of Ministers, Anibal Torres, inaugurated this facility by, remarking that the “mining sector plays a fundamental role in the country’s growth and that the synergy between the State and the private sector is fueling the construction of emblematic projects.” Prime minister Torres was accompanied by the Minister of Energy and Mines and the Minister of Housing, Construction and Sanitation at this event.

Regarding social impact, in the framework of the 14º International Mining Congress, which was held in Hermosillo, Sonora, Mexico, the Association of Mining Engineers, Metallurgists and Geologists of Mexico (Asociacion de Ingenieros de Minas, Metalurgistas y Geologos de México A.C.) bestowed on Grupo Mexico, the holding company of AMC, with an Award, in recognition of the corporation’s efforts to generate more social impact in this state of Mexico.

More than 300 outstanding students will benefit from the construction of modern infrastructure for the High-Performance School of Moquegua (Colegio de Alto Rendimiento de Moquegua−COAR), which SCC will build through the Taxes for Works mechanism, in conjunction with the Ministry of Education (MINEDU). The project’s first stone was laid at a well-attended ceremony. The facility will be completed over a period of 18 months and will require an investment of $25 million. During the ceremony, the Minister of Education, Rosendo Serna, praised the Company’s contribution to education: “We believe in investing in education and take the struggle against the deep deficit of education infrastructure that seriously affects our country. This task is enormous and lenghty. Therefore, we thank Southern Peru for joining the fight to improve the educational conditions of millions of children and young people throughout the country.”

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Statement of Earnings Data	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Net sales	$2,156.9	$2,680.9	$(524.0)	$(19.5)%	$7,227.6	$8,110.4	$(882.8)	$(10.9)%
Operating costs and expenses	(1,369.7)	(1,173.1)	(196.6)	16.8%	(4,161.9)	(3,575.8)	(586.1)	16.4%
Operating income	787.2	1,507.8	(720.6)	(47.8)%	3,065.7	4,534.6	(1,468.9)	(32.4)%
Non‑operating income (expense)	(37.7)	(89.3)	51.6	(57.8)%	(186.1)	(270.4)	84.3	(31.2)%
Income before income taxes	749.5	1,418.5	(669.0)	(47.2)%	2,879.6	4,264.2	(1,384.6)	(32.5)%
Income taxes	(228.5)	(548.6)	320.1	(58.3)%	(1,137.0)	(1,703.8)	566.8	(33.3)%
Equity earnings of affiliate	(0.1)	1.3	(1.4)	(107.7)%	0.3	14.4	(14.1)	(97.9)%
Net income attributable to non‑controlling interest	(1.9)	(3.6)	1.7	(47.2)%	(6.8)	(10.6)	3.8	(35.8)%
Net income attributable to SCC	$519.0	$867.6	$(348.6)	$(40.2)%	$1,736.1	$2,564.2	$(828.1)	$(32.3)%

NET SALES

Net sales in the third quarter of 2022 were 19.5% lower than in the same period of 2021. This decrease was driven by a drop in average metal prices for copper (-17.4% - LME), molybdenum (-13.2%) and silver (-21.3%) and by a decrease in the sales volumes of molybdenum (-24.2%) and zinc (-11.4%). This effect was slightly offset by higher prices for zinc (+8.8%); and by an uptick in sales volumes of silver (+8.3%) and copper (+2.4%).

Net sales in the first nine months of 2022 were 10.9% lower than in the same period of 2021, due to a decrease in the sales volume of copper (-9.2%), molybdenum (-12.5%) and silver (-4.8%); and to a decrease in average metal prices of copper (-1.2%), and silver (-14.9%). These negative variances were slightly offset by an increase in sales volume of zinc (+2.2%); as well as by higher average metal prices for molybdenum (+22.5%) and zinc (+26.0%).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Copper price ($per pound—LME)	$3.51	$4.25	(17.4)%	$4.12	$4.17	(1.2)%
Copper price ($per pound—COMEX)	$3.50	$4.30	(18.6)%	$4.12	$4.20	(1.9)%
Molybdenum price ($per pound)(1)	$16.00	$18.43	(13.2)%	$17.76	$14.50	22.5%
Zinc price ($per pound—LME)	$1.48	$1.36	8.8%	$1.65	$1.31	26.0%
Silver price ($per ounce—COMEX)	$19.10	$24.28	(21.3)%	$21.93	$25.78	(14.9)%
(1)	Platts Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales as a percentage of total net sales	2022	2021	2022	2021
Copper	74.6%	78.7%	77.0%	81.1%
Molybdenum	9.9%	11.0%	9.5%	9.2%
Silver	4.1%	3.9%	4.0%	4.5%
Zinc	4.7%	3.7%	3.9%	2.7%
Other by‑products	6.7%	2.7%	5.6%	2.5%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product for three and nine months ended September 30, 2022 and 2021. The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales (million pounds)	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Refined (including SX‑EW)	277.3	232.4	44.9	19.3%	775.3	678.7	96.6	14.2%
Rod	101.3	115.6	(14.3)	(12.4)%	329.0	361.4	(32.4)	(9.0)%
Concentrates and other	140.0	158.2	(18.2)	(11.5)%	303.4	510.5	(207.1)	(40.6)%
Total	518.6	506.2	12.4	2.4%	1,407.7	1,550.6	(142.9)	(9.2)%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
Copper Sales by product type	2022	2021	2022	2021
Refined (including SX‑EW)	53.5%	45.9%	55.1%	43.8%
Rod	19.5%	22.8%	23.4%	23.3%
Concentrates and other	27.0%	31.3%	21.5%	32.9%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Power	17.1%	16.6%	17.3%	17.5%
Labor	10.5%	14.1%	10.9%	12.6%
Fuel	17.2%	14.6%	17.0%	14.4%
Maintenance	19.9%	20.0%	19.3%	20.7%
Operating material	20.0%	17.4%	19.9%	17.1%
Other	15.3%	17.3%	15.6%	17.7%
Total	100.0%	100.0%	100.0%	100.0%

Third quarter: Operating costs and expenses were $1,369.7 million in the third quarter of 2022 compared to $1,173.1 million in the same period of 2021. The increase of $196.6 million was primarily due to:

Operating cost and expenses for the third quarter of 2021		$1,173.1
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly attributable to an increase in fuel, power and foreign currency effects; this was slightly offset by a decrease in labor costs and workers participation	237.2
Less:
•	Decrease in the volume and cost of metals purchased from third parties.	(26.8)
•	Decrease in depreciation, amortization and depletion expense.	(11.4)
•	Decrease in exploration expense.	(1.3)
•	Decrease in selling, general and administrative expenses.	(1.1)
Operating cost and expenses for the third quarter of 2022		$1,369.7

Nine months: Operating costs and expenses were $4,161.9 million in the first nine months of 2022 compared to $3,575.8 million in the same period of 2021. The increase of $586.1 million was primarily due to:

Operating cost and expenses for the nine months of 2021		$3,575.8
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly attributable to an increase in fuel, power and foreign currency effects; this was partially offset by a decrease in inventory consumption and workers' participation	496.8
•	Increase in the volume and cost of metals purchased from third parties.	88.7
•	Increase in exploration expense.	3.9
Less:
•	Decrease in depreciation, amortization and depletion expense.	(1.8)
•	Decrease in selling, general and administrative expenses.	(1.5)
Operating cost and expenses for the nine months of 2022		$4,161.9

NON-OPERATING INCOME (EXPENSES)

Non-operating income (expense) represented a net expense of $37.7 million and $186.1 million in the three and nine months that ended on September 30, 2022, compared to a net expense of $89.3 million and $270.4 million in the three and nine months ended September 30, 2021.

Third quarter: The $51.6 million decrease in the expense level was principally due to:

●	$40.7 million increase in other income, net, mainly due to $28.5 adjustment of excess in provision of freights and other purchases costs, $3.7 million of lower rain damage and social responsibility expenses and $8.5 million of lower miscellaneous expenses,
●	$6.3 million increase in interest income, partially offset by
●	$0.1 million increase in interest expense, and
●	$4.6 million increase in capitalized interest.

Nine months: The $84.3 million decrease in the expense level was principally due to:

●	$62.2 million increase in other income, net which includes $28.5 million adjustment of excess in provision of freights and other purchases costs, $20.3 million of insurance recovery from Carla Lacey case and $11.3 million of lower rain damage expenses in Peru.
●	$11.5 million increase in interest income, partially offset by
●	$1.7 million increase in interest expense, and
●	$12.3 million increase in capitalized interest.

INCOME TAXES

	Nine Months Ended
	September 30,
	2022	2021
Provision for income taxes ($in millions)	$1,137.0	$1,703.8
Effective income tax rate	39.5%	40.0%

In addition to the income taxes of Peru, Mexico and the United States, the provision for income taxes also includes the mining royalties from Peru and Mexico and the Peruvian special mining tax.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales (million pounds)	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Peruvian operations	192.0	224.7	(32.7)	(14.5)%	580.5	655.3	(74.8)	(11.4)%
Mexican open‑pit	308.4	281.4	27.0	9.6%	868.3	892.0	(23.7)	(2.7)%
Mexican IMMSA unit	5.7	6.2	(0.5)	(7.9)%	18.3	19.3	(1.0)	(4.9)%
Other and intersegment elimination	12.5	(6.1)	18.6	(303.1)%	(59.4)	(16.0)	(43.4)	270.9%
Total copper sales	518.6	506.2	12.4	2.4%	1,407.7	1,550.6	(142.9)	(9.2)%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
By‑product Sales (million pounds, except silver—million ounces)	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	5.3	9.0	(3.7)	(40.9)%	18.6	23.8	(5.2)	(21.6)%
Silver	1.1	1.4	(0.3)	(26.3)%	3.2	3.9	(0.7)	(18.6)%
Mexican open‑pit operations:
Molybdenum contained in concentrate	8.3	8.9	(0.6)	(7.2)%	24.4	25.4	(1.0)	(4.0)%
Silver	2.9	2.2	0.7	33.5%	8.3	7.4	0.9	11.0%
IMMSA unit
Zinc‑refined and in concentrate	61.5	69.4	(7.9)	(11.4)%	159.2	155.8	3.4	2.2%
Silver	1.6	1.5	0.1	8.0%	4.8	4.8	—	—%
Other and intersegment elimination
Silver	(0.8)	(0.7)	(0.1)	15.6%	(2.7)	(1.8)	(0.9)	44.8%
Total by‑product sales
Molybdenum contained in concentrate	13.6	17.9	(4.3)	(24.2)%	43.0	49.2	(6.2)	(12.5)%
Zinc‑refined and in concentrate	61.5	69.4	(7.9)	(11.4)%	159.2	155.8	3.4	2.2%
Silver	4.8	4.4	0.4	8.3%	13.6	14.3	(0.7)	(4.8)%

Peruvian Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Net sales	$815.7	$1,122.8	$(307.1)	(27.4)%	$2,821.4	$3,220.9	$(399.5)	(12.4)%
Operating costs and expenses	(592.1)	(501.0)	(91.1)	18.2%	(1,838.7)	(1,488.4)	(350.3)	23.5%
Operating income	$223.6	$621.8	$(398.2)	(64.0)%	$982.7	$1,732.5	$(749.8)	(43.3)%

Net sales in the third quarter of 2022 were $815.7 million compared to $1,122.8 million in the third quarter of 2021. The decrease in net sales was mainly driven by a drop in prices for copper (-17.4%), molybdenum (-13.2%) and silver (-21.3%); and by a decrease in the sales volumes of copper (-14.5%), molybdenum (-40.9%) and silver (-26.3%). The decrease in molybdenum sales is mainly explained by a reduction in production due to lower grades.

Operating costs and expenses in the third quarter of 2022 increased by $91.1 million to $592.1 million compared to $501.0 million in the same period of 2021. This was primarily due to:

Operating cost and expenses for the third quarter of 2021		$501.0
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which was mainly attributable to increases in fuel costs, inventory consumption, operating contractors and foreign currency effects; this was partially offset by a decrease in labor costs and lower workers' participation.	138.4
•	Increase in exploration expenses.	0.6
Less:
•	Decrease in the volume and cost of metals purchased from third parties.	(33.9)
•	Decrease in depreciation, amortization and depletion expense.	(13.4)
•	Decrease in selling, general and administrative expenses.	(0.6)
Operating cost and expenses for the third quarter of 2022		$592.1

Net sales in the first nine months of 2022 were $2,821.4 million compared to $3,220.9 million in the same period of 2021. The decrease in net sales was mainly driven by lower sales volumes of copper (-11.4%), silver (-18.6%) and molybdenum (-21.6%) and by a decrease in the average metal prices of copper (-1.2%) and silver (-14.9%). This effect was slightly offset by an increase in average metal prices of molybdenum (+22.5%) prices.

Operating costs and expenses in the first nine months of 2022 increased by $350.3 million to $1,838.7 million compared to $1,488.4 million in the same period of 2021. This was primarily due to:

Operating cost and expenses for the nine months of 2021		$1,488.4
Plus:
•	Increase in the volume and cost of metals purchased from third parties.	197.0
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which was mainly attributable to increases in fuel costs and foreign currency effects; this was partially offset by a decrease in labor costs, lower workers' participation and an increase in capitalized leacheable material.	154.9
•	Increase in exploration expenses.	4.2
Less:
•	Decrease in depreciation, amortization and depletion expense.	(4.8)
•	Decrease in selling, general and administrative expenses.	(1.0)
Operating cost and expenses for the nine months of 2022		$1,838.7

Mexican Open-pit Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Net sales	$1,201.5	$1,425.8	$(224.3)	(15.7)%	$4,184.7	$4,536.6	$(351.9)	(7.8)%
Operating costs and expenses	(818.6)	(549.2)	(269.4)	49.1%	(2,255.7)	(1,782.1)	(473.6)	26.6%
Operating income	$382.9	$876.6	$(493.7)	(56.3)%	$1,929.0	$2,754.5	$(825.5)	(30.0)%

Net sales in the third quarter of 2022 were $1,201.5 million, compared to $1,425.8 million in the same period of 2021. The decrease of $224.3 million was principally due to a decrease in sales volumes of molybdenum (-7.2%) and to lower average metal prices for copper (-17.4%), molybdenum (-13.2%) and silver (-21.3%). This effect was partially offset by higher sales volume of copper (+9.6%) and silver (+33.5%).

Operating costs and expenses in the third quarter of 2022 increased by $269.4 million to $818.6 million versus $549.2 million in the same period of 2021, primarily due to:

Operating cost and expenses for the third quarter of 2021		$549.2
Plus:
•	Increase in cost of sales (exclusive of depreciation, amortization and depletion) mainly attributable to a increase in power, workers' participation and operating contractors costsn; as well as increase in inventory consumption.	276.2
•	Increase in selling, general and administrative expenses.	1.2
Less:
•	Decrease in the cost of metals purchased from third parties.	(6.8)
•	Decrease in depreciation, amortization and depletion expense.	(1.2)
Operating cost and expenses for the third quarter of 2022		$818.6

Net sales in the first nine months of 2022 were $4,184.7 million, compared to $4,536.6 million in the same period of 2021. The decrease of $351.9 million was principally due to lower sales volumes of copper (-2.7%) and molybdenum (-4.0%) and to a decrease in copper (-1.2%) and silver (-14.9%) prices. This effect was offset by an increase in sales volumes of silver (+11.0%) and by higher molybdenum (+22.5%) prices.

Operating costs and expenses in the first nine months of 2022 increased by $473.6 million to $2,255.7 million versus $1,782.1 million in the same 2021 period, primarily due to:

Operating cost and expenses for the nine months of 2021		$1,782.1
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which was mainly attributable to increases in fuel, power, workers' participation and operating contractors costs; this was partially offset by a decrease in inventory consumption.	460.6
•	Increase in the cost of metals purchased from third parties.	13.1
•	Increase in depreciation, amortization and depletion expense.	0.3
Less:
•	Decrease in selling, general and administrative expenses.	(0.2)
•	Decrease in exploration expenses.	(0.1)
Operating cost and expenses for the nine months of 2022		$2,255.8

Mexican Underground Operations (IMMSA):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Variance	% Change	2022	2021	Variance	% Change
Net sales	$159.2	$175.1	$(15.9)	(9.1)%	$503.0	$460.8	$42.2	9.2%
Operating costs and expenses	(160.6)	(153.1)	(7.5)	4.9%	(438.4)	(379.8)	(58.6)	15.4%
Operating income	$(1.4)	$22.0	$(23.4)	(106.4)%	$64.6	$81.0	$(16.4)	(20.2)%

Net sales in the third quarter of 2022 were $159.2 million, compared to $175.1 million in the same period of 2021. This decrease of $15.9 million was primarily due to the decrease in sales volumes of zinc (-11.4%) and copper (-7.9%); and by lower average metal prices for copper (-17.4%) and silver (-21.3%). This effect was slightly offset by an increase in sales volumes of silver (+8.0%) and higher zinc (+8.8%) prices.

Operating costs and expenses in the third quarter of 2022 increased by $7.5 million and reached $160.6 million versus $153.1 million in the same period of 2021. This was primarily due to:

Operating cost and expenses for the third quarter of 2021		$153.1
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to an increase in inventory consumption and operating contractors' costs; this was slightly offset by lower workers' participation and power costs.	13.7
•	Increase in depreciation, amortization and depletion expense.	2.4
Less:
•	Decrease in cost of metals purchased from third parties.	(8.4)
•	Decrease in selling, general and administrative expenses.	(0.2)
Operating cost and expenses for the third quarter of 2022		$160.6

Net sales in the first nine months of 2022 were $503.0 million, compared to $460.8 million in the same period of 2021. This increase of $42.2 million was primarily due to an increase in sales volumes of zinc (+2.2%) and silver (+1.6%); and to higher prices for zinc (+26.0%). This effect was partially offset by a decrease in the prices of copper (-1.2%) and silver (-12.0%) and a drop in sales volume of copper (-4.9%).

Operating costs and expenses in the first nine months of 2022 increased by $58.6 million to situate at $438.4 million versus $379.8 million in the same period of 2021. This was primarily due to:

Operating cost and expenses for the nine months of 2021		$379.8
Plus:
•	Increase in cost of metals purchased from third parties.	52.9
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to an increase in contractors' costs; this was mostly offset by lower power and workers' participation costs.	4.4
•	Increase in depreciation, amortization and depletion expense.	1.4
•	Increase in exploration expenses.	0.2
Less:
•	Decrease in selling, general and administrative expenses.	(0.3)
Operating cost and expenses for the nine months of 2022		$438.4

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the first nine months of 2022 and 2021 (in millions):

	2022	2021	Variance
Net cash provided by operating activities	$1,720.6	$3,064.7	$(1,344.1)
Net cash used in investing activities	$(171.0)	$(912.1)	$741.1
Net cash used in financing activities	$(2,323.3)	$(1,705.1)	$(618.2)

Net cash provided by operating activities:

The change in net cash from operating activities for the first nine months of 2022 and 2021 include (in millions):

	2022	2021	Variance	% Change
Net income	$1,742.9	$2,574.8	$(831.9)	(32.3)%
Depreciation, amortization and depletion	597.6	599.4	(1.8)	(0.3)%
Provision (benefit) for deferred income taxes	84.5	(100.1)	184.6	(184.4)%
Loss (gain) on foreign currency transaction effect	52.0	(50.0)	102.0	(204.0)%
Other adjustments to net income	25.2	10.6	14.6	137.7%
Operating assets and liabilities	(781.6)	30.0	(811.6)	(2,705.3)%
Net cash provided by operating activities	$1,720.6	$3,064.7	$(1,344.1)	(43.9)%

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts, foreign currency fluctuations and changes in operating assets and liabilities.

Nine months ended September 30, 2022: Net income was $1,742.9 million, which represented approximately 101.3% of the net operating cash flow. Operating cash flow decreased by $781.6 million due to the following variances in operating assets and liabilities:

●	$292.9 million decrease in trade accounts receivable, primarily driven by higher collections at our Peruvian and Mexican operations.
●	$(768.6) million decrease in accounts payable and accrued liabilities, which was mainly driven by a decrease in accrued income taxes at our Mexican and Peruvian operations.
●	$(248.0) million increase in other operating assets and liabilities, net, principally due to an increase in other accounts receivables at our Mexican operations mainly to workers.
●	$(57.9) million net increase in inventory; this was primarily driven by a $36.0 million increase in the work in process inventory, principally at our Mexican operations.

Nine months ended September 30, 2021: Net income was $2,574.8 million, which represented approximately 84.0% of the net operating cash flow.

Changes in operating assets and liabilities increased cash flow by $30.0 million due to the following variances:

●	$(424.5) million increase in trade accounts receivable, which was mainly attributable to the increase in metal prices in 2021.
●	$(8.3) million net increase in inventory; this was primarily driven by a $29.2 million increase in the work in process inventory, which was in turn partially offset by a $21.4 million drop in the work in process inventory.
●	$409.5 million increase in accounts payable and accrued liabilities, which was mainly due to the increase in accrued income taxes and workers’ participation at our Mexican and Peruvian operations.
●	$53.3 million decrease in other operating assets and liabilities.

Net cash used in investing activities:

Nine months ended September 30, 2022: Net cash used in investing activities included $657.6 million for capital investments. The capital investments included:

●	$403.9 million of investments at our Mexican operations:
●	$70.8 million for the Buenavista-Zinc project,
●	$22.8 million for the Pilares project,
●	$20.4 million for the MexArco unit,
●	$121.0 million at our IMMSA unit,
●	$18.0 million for the Jales Deposits of new concentrator
●	$158.3 million for various replacement and maintenance capital expenditures, and
●	$7.4 million increase in capital expenditures incurred but not yet paid.

●	$248.6 million of investments at our Peruvian operations:
●	$21.9 million for the Quebrada Honda dam expansion,
●	$4.8 million for the relocation of facilities at Toquepala,
●	$5.6 million for projects at the Ilo facilities,
●	$199.3 million for various other replacement and maintenance capital expenditures, and
●	$17.0 million decrease in capital expenditures incurred but not yet paid.

Investment activities in the first nine months of 2022 included $486.7 million of net proceed of short-term investments.

Nine months ended September 30, 2021: Net cash used in investing activities included $695.5 million for capital investments. The capital investments included:

●	$457.9 million of investments at our Mexican operations:
●	$113.4 million for the Buenavista-Zinc project,
●	$58.2 million for the new tailing disposal deposit at the Buenavista mine,
●	$22.8 million for the Pilares project,
●	$15.9 million for land acquisitions for new projects,
●	$13.0 million for the expansion of the mine pit at Buenavista,
●	$66.2 million at our IMMSA unit,
●	$156.3 million for various replacement and maintenance capital expenditures, and
●	$12.1 million decrease in capital expenditures incurred but not yet paid.

●	$237.6 million of investments at our Peruvian operations:
●	$59.7 million for the Quebrada Honda dam expansion,
●	$18.4 million for the Toquepala concentrator expansion project,
●	$17.9 million for the relocation of facilities at Toquepala,
●	$8.2 million for projects at the Ilo facilities,
●	$126.2 million for various other replacement and maintenance capital expenditures, and
●	$7.2 million decrease in capital expenditures incurred but not yet paid.

Investment activities in the first nine months of 2021 include $216.0 million of net purchases of short-term investments, and $12.5 million for the second payment for the acquisition of the Michiquillay project.

Dividends:

On October 20, 2022, the Board of Directors authorized a dividend of $0.50 per share payable on November 23, 2022 to shareholders of record at the close of business on November 9, 2022.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the third quarter of 2022. Please see item 7 in Part II of our 2021 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 43) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$1,137.9	$2.33	$927.5	$1.77	$3,442.3	$2.48	$2,856.8	$1.85
Add:
Selling, general and administrative	30.2	0.06	31.3	0.06	91.4	0.06	92.9	0.06
Sales premiums, net of treatment and refining charges	(5.7)	(0.01)	(10.3)	(0.02)	(28.0)	(0.02)	(25.9)	(0.02)
Less:
Workers’ participation	(31.8)	(0.07)	(40.5)	(0.08)	(208.2)	(0.15)	(250.2)	(0.16)
Cost of metals purchased from third parties	(35.9)	(0.07)	(62.7)	(0.12)	(261.2)	(0.19)	(172.5)	(0.11)
Royalty charge and other, net	(43.9)	(0.09)	(5.9)	(0.01)	(269.3)	(0.19)	(65.8)	(0.04)
Inventory change	(45.2)	(0.09)	7.7	0.02	27.5	0.02	1.1	—
Operating Cash Cost before by‑product revenues	$1,005.6	$2.06	$847.1	$1.62	$2,794.5	$2.01	$2,436.4	$1.58
Add:
By‑product revenues(1)	(489.1)	(1.01)	(537.3)	(1.03)	(1,530.6)	(1.10)	(1,442.3)	(0.93)
Net revenue on sale of metal purchased from third parties	(12.0)	(0.02)	(6.1)	(0.01)	(19.3)	(0.01)	(15.9)	(0.01)
Add:
Total by‑product revenues	(501.1)	(1.03)	(543.4)	(1.04)	(1,549.9)	(1.11)	(1,458.2)	(0.94)
Operating Cash Cost net of by‑product revenues	$504.5	$1.03	$303.7	$0.58	$1,244.6	$0.90	$978.2	$0.64
Total pounds of copper produced (in millions)	487.8		522.5		1,388.5		1,541.0
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(212.6)	$(0.44)	$(294.5)	$(0.56)	$(686.6)	$(0.50)	$(746.3)	$(0.48)
Silver	(71.0)	(0.15)	(99.7)	(0.19)	(265.4)	(0.19)	(343.1)	(0.22)
Zinc	(65.8)	(0.14)	(71.1)	(0.14)	(187.6)	(0.14)	(149.6)	(0.10)
Sulfuric Acid	(108.5)	(0.22)	(46.8)	(0.09)	(300.8)	(0.22)	(117.0)	(0.08)
Gold and others	(31.2)	(0.06)	(25.2)	(0.05)	(90.2)	(0.05)	(86.3)	(0.05)
Total	$(489.1)	$(1.01)	$(537.3)	$(1.03)	$(1,530.6)	$(1.10)	$(1,442.3)	$(0.93)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended September 30, 2022.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Since our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by exchange rate variances of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Peru:
Peruvian inflation rate	2.1%	2.4%	6.7%	4.6%

Initial exchange rate	3.830	3.866	3.998	3.624
Closing exchange rate	3.984	4.136	3.984	4.136
Appreciation/(devaluation)	(4.0)%	(7.0)%	0.4%	(14.1)%

Mexico:
Mexican inflation rate	2.1%	1.4%	6.2%	4.9%

Initial exchange rate	19.985	19.803	20.584	19.949
Closing exchange rate	20.306	20.306	20.306	20.306
Appreciation/(devaluation)	(1.6)%	(2.5)%	1.4%	(1.8)%

Change in monetary position:

Assuming an exchange rate variance of 10% at September 30, 2022, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$7.5
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(9.1)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(42.3)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$51.7

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended September 30, 2022.

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

As of September 30, 2022 and 2021, we did held no derivative instruments.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2022, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2022, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of September 30, 2022, the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and nine-month periods ended September 30, 2022, and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2022

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

In 2022, the political action of certain groups in Peru has prompted violence in the demands of certain communities, which affected Cuajone's operations. In February 2022, the railway between Cuajone and Ilo was blocked and the facilities at the Vina Blanca water reservoir were seized, cutting off the water supply to some residents of the Cuajone mining camp.

After several unsuccessful attempts by the authorities to restore order through dialogue efforts, in April 2022, the Peruvian government declared a state of emergency in the Moquegua region and the protesters returned the installations of the Vina Blanca water reservoir and the railway to the Company. Our personnel immediately evaluated the damage caused to the facilities by acts of vandalism and took the necessary steps to resume production at the Cuajone mining unit. As of today, the industrial railroad and the Cuajone mine, concentrator and related facilities are operating at full capacity.

On April 30, 2022 the Peruvian government issued a Ministerial Resolution to set up a three-party-dialogue-table with members of the community, government and Company officials to better understand all parties’ concerns. As of today, ten round-table meetings and two direct meetings with the community have been held. The Company has proposed plans to invest in social programs that address the needs voiced by the communities and has indicated interest in purchasing land near the Cuajone operations to establish a buffer zone to protect installations and production down the line.

However, we cannot guarantee that a recurrence of such incidents will not adversely impact other facilities, the results of our operations; and our financial position.

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

The NYSE closing price of SCC common shares as of September 30, 2022 was $44.84 and the maximum number of shares that the Company could purchase at that price was 1.8 million. As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of September 30, 2022. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2022 and 2021; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iii) the Condensed Consolidated Balance Sheet at September 30, 2022 and December 31, 2021; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2022 and 2021; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

October 31, 2022

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

October 31, 2022