Form 10-K
period 2022-12-31
SOUTHERN COPPER CORP/
filed 2023-02-28
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ⌧ No ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ⌧

At February 28, 2023, there were of record 773,101,669 shares of common stock, par value $0.01 per share, outstanding.

The aggregate market value of the shares of common stock (based upon the closing price at June 30, 2022 as reported on the New York Stock Exchange-Composite Transactions) of Southern Copper Corporation held by non-affiliates was approximately $4,274.5 million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement for 2023 Annual Meeting of Stockholders
Part IV:	Exhibit Index is on Page 184 through 187

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

ORGANIZATIONAL STRUCTURE

The following chart describes our organizational structure, starting with our controlling stockholders, as of December 31, 2022. For the purpose of clarity, the chart identifies only our main subsidiaries and eliminates intermediate holding companies.

We are a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of December 31, 2022, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”), owned 88.9% of our capital stock. Grupo Mexico’s principal business is to act as a holding company for the shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and in the provision of railway and other related services.

We conduct our operations in Peru through a registered branch (the “SPCC Peru Branch,” “Branch” or “Peruvian Branch”). The SPCC Peru Branch comprises virtually all of our assets and liabilities associated with our copper operations in Peru. The SPCC Peru Branch does not constitute a corporation that is separate from SCC, and, as such, the obligations of the SPCC Peru Branch are direct obligations of SCC and vice-versa. The SPCC Peru Branch is, however, registered as a branch of a foreign company pursuant to Peruvian law and through this entity, we hold assets, incur liabilities and conduct operations in Peru. Although the SPCC Peru Branch has no capital or liability that is separate from that held or applicable to SCC, the SPCC Peru Branch is deemed to have equity capital for purposes of determining the economic interests of holders of our investment shares (See Note 14 “Stockholders´ Equity” of the consolidated financial statements).

In April 2005, we acquired Minera Mexico, from Americas Mining Corporation (“AMC”), a subsidiary of Grupo Mexico, our controlling stockholder. Minera Mexico is a holding company and all of its operations are conducted through subsidiaries that are grouped into three units: (i) the La Caridad unit (ii) the Buenavista unit and (iii) the IMMSA unit. We own 99.96% of Minera Mexico.

In 2008, our Board of Directors (“BOD”) authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Pursuant to this program, through December 31, 2022 we have purchased 119.5 million shares of our common stock at a cost of $2.9 billion. These shares are available for general corporate purposes. We may purchase additional shares from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time. Please see Note 7 for a discussion of the Inflation Reduction Act effective in 2023, including a 1% excise tax on certain stock repurchases.

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

The table below shows the high, low and average COMEX and LME per pound copper prices during the last 10 years:

	Copper (COMEX)			Copper (LME)
Year	High	Low	Average	High	Low	Average
2013	3.78	3.03	3.34	3.74	3.01	3.32
2014	3.43	2.84	3.12	3.37	2.86	3.11
2015	2.95	2.02	2.51	2.92	2.05	2.50
2016	2.69	1.94	2.20	2.69	1.96	2.21
2017	3.29	2.48	2.80	3.27	2.48	2.80
2018	3.29	2.56	2.93	3.29	2.64	2.96
2019	2.98	2.51	2.72	2.98	2.51	2.72
2020	3.63	2.12	2.80	3.61	2.09	2.80
2021	4.78	3.54	4.24	4.86	3.52	4.23
2022—1st Q	4.93	4.30	4.54	4.87	4.34	4.53
2022—2nd Q	4.80	3.71	4.34	4.73	3.74	4.32
2022—3rd Q	3.71	3.21	3.50	3.77	3.18	3.51
2022—4th Q	3.95	3.36	3.66	3.87	3.37	3.63
2022	4.93	3.21	4.01	4.87	3.18	4.00

The per pound COMEX copper price during the last 5 and 10 year periods averaged $3.34 and $3.07, respectively. The per pound LME copper price during the last 5 and 10 year periods averaged $3.34 and $3.06, respectively.

The table below shows the high, low and average prices per pound with the exception of silver, which is priced per ounce. The market prices for our three principal by-products over the last 10 years are as follows:

				Molybdenum (Dealer
				Oxide Platt’s
	Silver (COMEX)			Metals Week)			Zinc (LME)
Year	High	Low	Average	High	Low	Average	High	Low	Average
2013	32.41	18.53	23.82	11.95	9.12	10.26	0.99	0.81	0.87
2014	22.05	15.39	19.04	15.05	8.75	11.30	1.10	0.88	0.98
2015	18.35	13.67	15.68	9.40	4.30	6.59	1.09	0.66	0.88
2016	20.67	13.74	17.10	8.60	5.10	6.42	1.32	0.73	0.95
2017	18.49	15.37	17.03	10.25	6.85	8.13	1.53	1.00	1.31
2018	17.55	13.95	15.65	13.00	10.60	11.86	1.64	1.04	1.33
2019	19.39	14.28	16.16	12.70	8.28	11.27	1.37	0.90	1.16
2020	29.25	11.74	20.62	10.90	7.00	8.57	1.29	0.72	1.03
2021	29.40	21.46	25.18	20.10	9.95	15.51	1.73	1.15	1.36
2022—1st Q	26.89	22.17	24.05	19.33	18.70	18.99	1.93	1.60	1.70
2022—2nd Q	26.14	20.28	22.65	19.30	17.08	18.30	2.05	1.47	1.78
2022—3rd Q	20.72	17.55	19.10	18.58	13.90	16.00	1.76	1.28	1.48
2022—4th Q	24.09	18.02	21.25	31.85	17.95	21.17	1.49	1.22	1.36
2022	26.89	17.55	21.76	31.85	13.90	18.61	2.05	1.22	1.58

The per ounce COMEX silver price during the last 5 and 10 year periods averaged $19.88 and $19.20, respectively. The per pound Platt’s Metals Week Dealer Oxide molybdenum price during the last 5 and 10 year periods averaged $13.16 and $10.85, respectively. The per pound LME zinc price during the last 5 and 10 year periods averaged $1.29 and $1.14, respectively.

COMPETITIVE CONDITIONS

Competition in the copper market is based primarily on price and service basis, with price being the most important factor when supplies of copper are ample. Our products compete with other materials, including aluminum and plastics. For additional information, see Item 1A “Risk Factors—The copper mining industry is highly competitive.”

HUMAN CAPITAL RESOURCES

As of December 31, 2022, we had 15,018 employees, approximately 73% of whom are covered by a Collective Labor Agreement and are represented by ten different labor unions. We believe that the labor environment in our operations in Mexico and Peru is favorable, which has allowed us to increase productivity as we advance the goals of our capital expansion program. In addition, around 14,000 people were working as contractors in support of our operations. In accordance with our Community Development commitment, more than 55% of our workforce is hired locally.

Talent Development, Training and Retention

As a large integrated copper producer, we have a wide range of employees, including management professionals, technicians, engineers, and production employees. We believe in our people, and we provide a wide variety of opportunities for professional growth for all employees in Peru and Mexico. In 2022 we had a training investment of over $2.5 million, which resulted in more than 408,000 training hours, focused on safety and health, technical training, soft skills development, code of ethics and compliance training. We also seek to enhance institutional knowledge through on-the-job training experiences, and designed more than 400 Individual Development Plans, as part of our succession planning.

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

Company Culture

We believe in a shared mission, vision, values and improving our employer brand for existing and future employees. The Company seeks to create value for its employees to help ensure that their working experience is optimal. Various efforts are made on this front, including promoting a safe and collaborative work environment and culture and ensuring employees continue to be engaged with the Company’s values and principles. We live and promote our core values of honesty, respect, and responsibility in our day-to-day.

In terms of corporate culture, the Company is committed to the continuous growth and development of its employees and surrounding communities. The Company recognizes the effort of our employees and works to strengthen institutional values. We prize creativity, honesty and equality and we ensure that our employees are aligned with the same work ethic to standardize culture across the Company. The Company also seeks to promote goal-oriented principles to obtain results that positively affect our main stakeholders and communities to drive productivity, innovation, human growth and wellbeing, environmental protection and forward thinking.

Compensation and Benefits

We also focus on attracting and retaining employees by providing compensation and benefit packages that are competitive within the applicable market, considering the location of the position, responsibilities and compensation requirements in the countries where we operate. Our compensation practices consider many factors, including individual performance and responsibilities; years of service; elements of compensation mandated by Peruvian and Mexican law; future challenges and objectives; contributions to the future success of our Company; the employee’s total compensation and our financial performance. We may also look at the compensation levels of comparable companies. We offer productivity bonuses to our employees, which motivates them to grow the Company’s results.

Health and Safety

During 2022, we intensified our COVID-19 related communication to the entire organization, with a view to strengthening the application of the health safety protocols in all of the Company’s operations and offices, which include:

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

We are committed to have our operations audited and certified under the ISO 45001 standards. In the first quarter of 2022, the Santa Barbara and San Martin mines obtained ISO 45001 Certification for the environmental management system while La Caridad Mine and the Lime Plant in Sonora obtained ISO 14001 Certification. In the second quarter of 2022, the Maritime Terminal of Guaymas also received ISO 45001 Certification and the Charcas unit became the first of our underground mines to obtain ISO 14001 Certification.

Health and safety programs include a strong annual training plan, compliance with the regulators at each site, risk management and Behavior Based Safety programs that extend our safety culture to contractors.

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

We offer professional internship programs to attract students before they graduate from universities or centers for vocational training. We attract over 500 graduates from different academic disciplines and universities in Mexico and Peru with our Intern Development Programs. These strategies consolidate Human Resource Planning.

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

For the 2021 survey, we added and measured the COVID-19 factor to better understand the opinion of our people about the actions taken by SCC in favor of our employees’ health and prevention, and we obtained a very high rating for this particular factor. The survey also included new sociodemographic elements, in order to consider the opinions of our diverse groups within our Company and respond with our “ECO Action Plan” for the next two years.

All employees, both unionized and non-unionized, are invited to participate in all of our human talent initiatives. This reflects our belief that it is in the Company’s best interest to listen to all of our people and create open communications channels. 76% of our employees participated in 2021’s survey, which is an increase of 6% compared to 2019. This number exceeds that registered by other companies that apply similar surveys.

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

Consistent with our Code of Conduct and Human Rights Policy, our goal is to (i) build an organizational culture of total equality and well-being with focus on diversity, inclusion and non-discrimination, (ii) increase sensitivity, knowledge and skills in our leaders and employees in order to integrate diverse and inclusive teams and promote a culture of respect, and (iii) extend this culture to the communities in which we operate.

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

In 2022, we disclosed our DEI Corporate Policy, originally issued in 2021, and trained our total workforce on DEI fundamental principles through the Training Program “Towards an Inclusive Grupo Mexico.” We are committed to inclusion and to honor our diversity. We increased our female workforce from 944 to over 1,090, which represents an increase of 15% in our female headcount year-over-year. Additionally, 30% of our female workforce hold a STEM position (Science, Technology, Engineering, Mathematics).

We now have a better understanding of our diversity distribution, which we believe allows us design efforts for each group, and advance towards inclusion.

CODE OF ETHICS

We certify our employees in our Code of Ethics yearly. Every employee, starting with new hires, commit and sign agreement with our main document and guidance tool for our conduct in terms of our legal, professional and ethical obligations, both in our business dealings and our interpersonal relationships.

Peru

76.5% of the Company’s 4,947 Peruvian employees were unionized as of December 31, 2022. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

During 2021, the Company held talks with the six unions to sign collective agreements prior to their effective dates. As a result, from June to December 2021, the Company signed six collective agreements ranging from three to six year terms. All of the agreements granted annual salary increases of 5% and a signing bonus ranging S/45,000 (approximately $11,780) to S/90,000 (approximately $23,560), depending on the duration of the agreement, among other benefits. A long-term agreement bonus of S/10,000 (approximately $2,618) was granted to the union that agreed to six-year extension of the collective bargaining agreement. All these concepts were recorded as labor expense. There were no other collective agreements pending negotiation with the unions in 2022. Additionally, the Company reached a settlement agreement with one of the unions regarding compliance with an 2018-2019 Arbitration Award.

In February 2022, the Company´s railway from Cuajone to Ilo was blocked and the Viña Blanca water reservoir facilities were seized, cutting off the water supply to some residents of the Cuajone mining camp. The six unions came together during the first half of 2022 to defend their rights to work in the Cuajone mining unit in response to the action carried out by this small group of residents from the community of Tumilaca, Pocata, Coscore and Tala, Moquegua, which directly affected the health and safety of workers and their families and the production process. The National Federation of Metallurgical and Steel Mining Workers of Peru (“Federacion Nacional de Trabajadores Mineros Metalurgicos y Siderurgicos del Peru”) condemned the actions against the Cuajone unit and ratified its collective agreements with the Company.

Our employees at the Toquepala and Cuajone mining units reside in the 3,700 houses and apartments that we have built at the townsites. We also have 90 houses in Ilo for staff personnel. Housing, maintenance and utility services are provided to most of our employees for a nominal cost. Our townsite and housing complexes provide schools, medical facilities, churches, banks, shops, social clubs, recreational facilities and other services.

Mexico

72.4% of our 10,005 Mexican employees were unionized as of December 31, 2022 and are represented by four different unions. Under Mexican law, the terms of employment for unionized workers are set forth in collective bargaining agreements. Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions on an annual basis and negotiate other benefits every two years. We conduct negotiations separately at each mining complex and each processing plant.

Our Taxco mine in Mexico has been on strike since July 2007. For a discussion of labor matters, refer to the information contained under the caption “Labor matters” in Note 13 “Commitments and Contingencies” of the consolidated financial statements.

Employees of La Caridad and Buenavista units reside in townsites at Nacozari and Cananea, where we have built approximately 1,800 houses and apartments. Most of the employees of the IMMSA unit reside on the grounds of the mining or processing complexes where we have built 356 houses and apartments. Housing, together with maintenance and utility services, is provided at nominal cost to most of our employees. Our townsites and housing complexes include educational and medical facilities, churches, social clubs, shopping centers, banking and other services. Through 2007, the Buenavista unit provided health care services to employees and retired unionized employees and their families through its own on-site hospital. In 2010, the Company signed an agreement with the Secretary of Health of the State of Sonora to provide these services to its retired workers and their families. The new workers of Buenavista receive health services through the Mexican Institute of Social Security as is the case for all Mexican workers.

FUEL, ELECTRICITY AND WATER SUPPLIES

The principal raw materials used in our operations are fuel, gas, electricity and water. We use natural gas to power boilers and generators and utilize diesel fuel to power mining equipment for metallurgical processes at our operations.

We believe that sufficient sources of fuel, electricity and water are readily available. Fluctuations may occur in the prices of these raw materials that are beyond our control; as such, we focus our efforts on reducing costs through cost and energy-saving measures.

Energy generates the main cost in mining, so concern for its conservation and efficient usage is critical. We have energy management committees at most of our mines, which meet periodically to discuss consumption and to develop measures directed at saving energy. Alternative sources are also being analyzed at the corporate level, including both traditional and renewable energy sources. This approach has helped us to develop a culture of energy conservation directed at ensuring the sustainability of our operations.

Peru:

Fuel: In Peru, we obtain fuel primarily from Valero Peru, a local subsidiary of Valero Energy Corporation, a U.S. producer of fuel and power. The Company believes that adequate supplies of fuel are available for its operations in Peru.

Electricity: In June 2014, we entered into a power purchase agreement for 120 megawatts (“MW”) with the state owned company Electroperu S.A., which began supplying energy to our Peruvian operations for a twenty-year period that started on April 17, 2017. In July 2014, we entered into a power purchase agreement for 120MW with a private power generator Kallpa Generacion S.A. (“Kallpa”), which began supplying energy to our Peruvian operations for a ten-year period that started on April 17, 2017. In May 2016, we signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa will supply energy to the operations related to the Toquepala expansion and to other minor projects for a period starting on May 1, 2017 and ending after ten years of commercial operations at the Toquepala Expansion or until April 30, 2029; whichever occurs first. We feel confident that additional power can be obtained from the Peruvian national grid, should the need arise.

Additionally, we have nine megawatts of power generation capacity from two small hydro-generating facilities at Cuajone. Power is distributed over a 224-kilometer closed loop transmission circuit, which is connected to the Peruvian network.

Water: We have water rights or licenses for up to 1,964 liters per second from well fields at the Huaitire-Gentilar, Vizcachas and Titijones aquifers and surface water rights from Lake Suches. Three additional water sources are: Quebrada Honda, Quebrada Tacalaya and a smaller resource from the Cuajone mine pit. We believe these water sources are sufficient to supply the water demands of our operating units at Toquepala and Cuajone. Additionally, we have permits in Ilo to use water at three desalination plants that generate water for industrial use and domestic consumption; we believe these facilities will produce sufficient water to cover the requirements of both current and projected needs. Additionally, we have two licenses for the use of non-desalinated seawater for the Smelter.

The Branch has a surface water permit for the Locumba river, which will facilitate the conservation and maintenance of a portion of the wetlands in Ite.

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

Electricity: Electricity is used as the main energy source at our mining complexes. We purchase most of our electricity from Mexico Generadora de Energia S. de R. L. (“MGE”), a subsidiary of Grupo Mexico which has two power plants designed to supply power to La Caridad and Buenavista units. Currently, MGE supplies 1.42% of its power output to third party energy users. These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts. In 2012, we entered into a power supply agreement with MGE that will last until 2032. The first plant was completed in 2013 and the second in 2014. The first plant began to supply power to the Company in December 2013, and the second plant in June 2015.

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

Some IMMSA mining operations also purchase electricity from Eolica el Retiro, S.A.P.I de C.V. (“Eolica”), a windfarm energy producer that is an indirect subsidiary of Grupo Mexico. In August 2013, IMMSA and other of the Company’s mining operations entered into a purchase agreement and in late 2014 started to purchase electricity from Eolica. Due to the nature of the production process there is not a fixed power capacity contracted. Currently, Eolica el Retiro is supplying approximately 26.58% of its power output to IMMSA and Mexcobre.

On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., and indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement is expected to become effective in the first semester of 2023.

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

LEGAL AND REGULATORY MATTERS

In 2021 and 2022, no legal, environmental, labor or tax regulations came into effect that required the Company to incur material costs of compliance, had material adverse effects on the Company’s operations, or affected normal execution of the Company’s projects. Additionally, we believe that all our facilities in Peru and Mexico are in material compliance with applicable environmental, mining and other applicable laws and regulations.

For a discussion of environmental and labor matters, reference is made to the information contained in Note 13 “Commitments and Contingencies” of the consolidated financial statements. For more information on tax matters, refer to Note 7 “Income taxes” of the consolidated financial statements.

MINING RIGHTS AND CONCESSIONS

Peru:

We have 237,102 hectares in concessions from the Peruvian government for our exploration, exploitation, extraction and production operations, at various sites, as follows:

	Toquepala	Cuajone	Ilo	Other	Total

	(hectares)
Plants	360	919	421	—	1,700
Operations	22,423	30,261	4,249	—	56,933
Projects and water resources	—	—	—	36,333	36,333
Exploration	—	—	—	142,136	142,136
Total	22,783	31,180	4,670	178,469	237,102

We believe that our Peruvian concessions are in full force and effect under applicable Peruvian laws and as such, comply with all material terms and requirements applicable to said concessions. The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions. Fees paid during 2022, 2021 and 2020, were approximately $2.5 million, $2.3 million and $1.4 million, respectively. We have two types of mining concessions in Peru: metallic and non-metallic concessions.

Mexico:

In Mexico we have 493,117 hectares in concessions from the Mexican government for our exploration and exploitation activities as outlined on the table below:

	IMMSA	La Caridad	Buenavista	Projects	Total

	(hectares)
Mine concessions	223,313	103,821	93,706	72,277	493,117

We believe that our Mexican concessions are in full force and in effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions. Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore or mine mineral reserves. Mining concessions have a 50-year term that can be renewed for another 50 years. Holding fees for mining concessions can be from $0.39 to $8.67 per hectare depending on the start date of the mining concession. Fees paid during 2022, 2021 and 2020 were approximately $8.7 million, $7.7 million and $6.6 million, respectively. In addition, all of our operating units in Mexico have water concessions that are in full force and effect. Although ownership is not required in order to explore or mine a concession, we generally own the land related to our Mexican concessions. We also own all of the processing facilities of our Mexican operations and the land on which they are built.

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

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

Mineral Reserves and Resources

In our public filings in the U.S. and Peru and in certain other announcements not filed with the SEC, we disclose proven and probable reserves and measured, indicated and inferred mineral resources, each as defined in Item 1300 of Regulation S-K (“S-K 1300”). The estimation of measured mineral resources and indicated mineral resources implies greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves, and therefore investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into S-K 1300-compliant reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources. Therefore, investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

Technical Report Summaries and Qualified Persons

The scientific and technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by third-party “qualified persons” pursuant to S-K 1300. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Technical Report Summaries for each of the Company’s material properties which are included as exhibits to, and incorporated by reference in this report.

ITEM 1A. RISK FACTORS

Every investor or potential investor in Southern Copper Corporation should carefully consider the following risk factors.

Financial risks

Our financial performance is highly dependent on the price of copper and the other metals we produce.

Our financial performance is significantly affected by the market prices of the metals that we produce, particularly the market prices of copper, molybdenum, zinc and silver. Historically, these prices have been subject to wide fluctuations and are affected by numerous and complex factors beyond our control. Market prices are affected by a number of factors, including global economic and political conditions in general, and in particular by: international policies and regulations in the ambits of trade, taxes and tariffs; levels of supply and demand; the availability and cost of substitutes; inventory levels maintained by users; actions of participants in the commodities markets; interest rates; expectations regarding future inflation rates; currency exchange rates and changes in technology. In addition, the market prices of copper and certain other metals have on occasion been subject to rapid short-term changes. In 2020, the COVID-19 pandemic and the consequent negative impact on the global economy created significant volatility in the financial markets, including the copper market. At the start of the pandemic in 2020, copper prices were initially impacted by economic uncertainty. However, in mid-2020, copper prices began to rise and reached a record highs during 2021. Volatility in global economic growth, particularly in developing countries, has the potential to adversely affect future demand and prices for commodities. Geopolitical uncertainty and protectionism have the potential to inhibit international trade and negatively impact business confidence, which can create price volatility and constraints on our ability to trade in certain markets.

In addition to the factors discussed above, copper prices may be affected by demand from China, which is currently the largest consumer of refined copper and concentrate in the world.

Over the last three years, approximately 79% of our revenues have come from the sale of copper; 10% from molybdenum; 5% from silver; and 3% from zinc. Please see the distribution of our revenues per product on Item 8 “Financial Statements and Supplementary Data” Note 19 “Segment and Related Information—Sales value per segment”.

See also the historical average price of our products on Item 1 Business caption “Metals prices”.

We cannot predict if metals prices will rise or fall in the future. Extended significant future declines in metals prices, particularly copper, could have a material adverse impact on our results of operations, financial condition and value of our assets. Under very adverse market conditions, we might consider curtailing or modifying some of our mining and processing operations. We may be unable to decrease our costs in an amount sufficient to offset reductions in revenues, in which case, we may incur losses, which may be material.

Declines in the prices of metals we sell could also result in metals inventory adjustments and impairment charges for our long-lived assets. Other events that could result in the impairment of our long-lived assets include, but are not limited to, decreases in estimated proven and probable mineral reserves and any event that might have a material adverse effect on current and future expected mine production costs.

Volatility in metals prices may also impact the price of our outstanding securities.

Although our results of operations and cash flow will reflect fluctuations in the prices of copper and other metals we produce, short-term volatility in prices may generate significant fluctuations in the price of our securities. Such volatility in the price of our securities may not be reflective of our operating performance or financial results.

Our business requires levels of capital investments that we may not be able to maintain.

Our business is capital intensive. Significant capital investments are required specifically for the exploration and exploitation of copper and other metal reserves, mining, smelting and refining costs, the maintenance of machinery and equipment and compliance with laws and regulations. We must continue to invest capital to maintain or increase the amount of copper reserves that we exploit and the amount of copper and other metals we produce. We cannot assure you that we will be able to maintain our production at levels that generate sufficient cash, or that we will have access to sufficient financing to continue our exploration, exploitation and refining activities at or above present levels.

Restrictive covenants in the agreements governing our indebtedness and the indebtedness of our Minera Mexico subsidiary may restrict our ability to pursue our business strategies.

Our financing instruments and those of our Minera Mexico subsidiary include financial and other restrictive covenants that, among other things, limit our and Minera Mexico’s abilities to incur additional debt and sell assets. If either we or our Minera Mexico subsidiary fails to comply with these obligations, we could be in default under the applicable agreements. This situation, if not addressed or waived, could require immediate repayment of debt obligations. Our Minera Mexico subsidiary is further limited by the terms of its outstanding notes, which also restrict the Company’s applicable incurrence of debt and liens. In addition, future credit facilities may contain limitations on our capacity to incur additional debt and liens, dispose of assets, or pay dividends to our common stockholders.

We may not pay a significant amount of our net income as cash dividends on our common stock in the future.

We have distributed a significant amount of our net income as dividends since 1996. Our dividend practice is subject to change at the discretion of our Board of Directors at any time. The amount that we pay in dividends is subject to a number of factors, including the results of our operations; our financial condition; cash requirements; tax considerations; future prospects; legal restrictions; contractual restrictions in credit agreements; limitations imposed by the government of Peru, Mexico and other countries where we have significant operations; and other factors that our Board of Directors may deem relevant. Depending on our capital investment program and global economic conditions, it is possible that future dividend distributions will be lower than the levels seen in recent years.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

Through 2022, the Company recognized the expected future tax benefit from deferred tax assets when the tax benefit was considered more likely than not to be realized. A valuation allowance is provided for those deferred tax assets for which management believes that the related benefits will not be realized. Determining the amount of the valuation allowance and assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income and existing tax laws. There can be no assurance that the Company will be able to recognize the expected future benefits of deferred tax assets; this inability could have a material adverse effect on the Company’s results of operations.

Operational risks

Our actual reserves and resources may not conform to our current estimates of our ore deposits and our long-term viability depends on our ability to replenish mineral reserves and resources.

There is a degree of uncertainty attributable to the estimation of reserves and resources. Until reserves are actually mined and processed, the quantity of ore and grades must be considered estimates only. We disclose proven and probable reserves and measured, indicated and inferred resources, each as defined in Item 1300 of Regulation S-K (“S-K 1300”). Additionally, the scientific and technical information concerning our mineral projects in this Form 10-K has been reviewed and approved by third-party “qualified persons” pursuant to S-K 1300. We may be required in the future to revise our reserves and resources estimates based on our actual production. We cannot assure you that our actual reserves and resources conform to geological, metallurgical or other expectations or that the estimated volume and grade of ore will be recovered. Market prices of our metals, increased production costs, reduced recovery rates, short-term operating factors, royalty charges and other factors may render proven and probable reserves uneconomic to exploit and may result in revisions of reserves data from time to time. Reserves data may not be indicative of future results of operations. Our reserves are depleted as we mine. We depend on our ability to replenish our mineral reserves and resources for our long-term viability. We use several strategies to replenish and increase our mineral reserves and resources, including exploration and investment in properties located near our existing mine sites and investing in technology that could extend the life of a mine by allowing us to cost-effectively process ore types that were previously considered uneconomic. Acquisitions may also contribute to increasing mineral reserves and resources, and we review potential acquisition opportunities on a regular basis. However, we cannot assure you that we will be able to continue with our strategy to replenish reserves indefinitely.

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

During recent years, social and political demands has caused violence which could result in damage to, or destruction of, mining operations resulting in monetary losses and possible legal liability.

We maintain insurance against many of these and other risks, which under certain circumstances may not provide adequate coverage. Insurance against certain risks, including certain liabilities for environmental damage or hazards as a result of exploration and production, is not generally available to us or other companies within the mining industry. Nevertheless, recent environmental legal initiatives contemplate requirements for environmental damage insurance. If these regulations come into force, we will have to analyze the need to obtain said insurance. We do not have nor do we intend to obtain, political risk insurance. We cannot assure you that these and other uninsured events will not have an adverse effect on our business, properties, operating results, financial condition or prospects.

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

We require substantial amounts of fuel oil, electricity, water and other resources for our operations. Fuel, gas and power costs constituted approximately 34% of our total production cost in 2022, 31% in 2021 and 28% in 2020. We rely upon third parties for our supply of the energy resources consumed in our operations. Therefore prices for and availability of energy resources may be subject to change or curtailment due to new laws or regulations; imposition of new taxes or tariffs; interruptions in production by suppliers; and variations in global prices or market conditions, among other factors. Regarding water consumption, although each of our operations currently has sufficient water supplies to cover its operational demands, the loss of some or all water rights for any of our mines or operations, in whole or in part, shortages relative to the water to which we have rights or a lack of additional back-up water supplies at an acceptable cost, or at all, could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities, thereby increasing and/or accelerating costs or foregoing profitable operations. In addition, future shortages of critical parts, equipment and skilled labor could adversely affect our operations and development projects.

Potential delays in the transport of products to customers and possible shortages of critical parts, equipment, and other resources may adversely affect our results of operations.

Current challenges in the global shipping industry have led to congestion in ports, a shortage in containers, and a lack of space on ships. Because of this situation, the Company faces a risk of potential supply chain disruptions that may adversely affect our operations and development projects. To address this potential issue, we have increased our safety stock levels and adjusted our replacement algorithms. Additionally, our revenues and collections may also be adversely affected by transportation delays, which could negatively impact our sales agreements. Although the recovery of the global economy is causing the aforementioned issues at ports and in the shipping industry, this situation is expected to be resolved gradually and to return to normal levels in the short term. However, if these issues continue in the long term, our supply chain and our sales flow could be adversely impacted.

Our Company is subject to health and safety laws that may restrict our operations, result in operational delays or increase our operating costs and adversely affect our financial results of operations.

We are required to comply with occupational health and safety laws and regulations in Peru and Mexico where our operations are subject to periodic inspections by the relevant governmental authorities. These laws and regulations govern, among others, health and safety workplace conditions, including high risk labor and the handling, storage and disposal of chemical and other hazardous substances. We believe our operations comply in all material respects with applicable health and safety laws and regulations in the countries in which we operate. Compliance with existing and new laws and regulations that may be applicable to us in the future could increase our operating costs and adversely affect our financial results of operations and cash flows.

Our objective is to preserve the health and safety of our workforce by implementing occupational health and training programs and safety incentives at our operations that meet all regulatory requirements and enhance employee performance. Despite the Company’s efforts, we are not exempt from accidents. These are reported to Mexican and Peruvian authorities as required. Regarding non-fatal accidents, during the last three years, the Company’s Dart rate (rate to measure workplace injuries severe enough to warrant Day Away from work, job Restrictions and/or job Transfers) was much lower than the MSHA Dart rate (the MSHA Dart rate is published by the U.S.’s Mine Safety and Health Administration, and is used as an industry benchmark).

In 2022, we recorded four fatalities and recorded three in 2021. No fatalities were reported in 2020.The amounts paid to the Mexican and Peruvian authorities for reportable accidents had no adverse effects on our results. Under Mexican and Peruvian law penalties and fines for safety violations are generally monetary, but in certain cases may lead to the temporary or permanent shutdown of the affected facility or the suspension or revocation of permits or licenses. Additionally, violations of security and safety laws and regulations at our Peruvian operations can be considered criminal activity and punishable by a sentence of up to 10 years of prison.

Our metals exploration efforts are highly speculative in nature and may be unsuccessful.

Metals exploration is highly speculative in nature because it involves many risks and is frequently unsuccessful. Once mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible. During such time the economic feasibility of production may change. Substantial expenditures must be made to determine proven and probable mineral reserves, which requires drilling to establish the metallurgical processes that will be needed to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. We cannot assure you that our exploration programs will result in the expansion or replacement of current production with new proven and probable mineral reserves.

Development projects have no operating history upon which we can base estimates of proven and probable mineral reserves and estimates of future cash operating costs. Estimates are, to a large extent, based upon the interpretation of geological data obtained from drill holes and other sampling techniques and on pre-feasibility or feasibility studies that generate estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed; the configuration of the ore body; expected recovery rates of the mineral from the ore; comparable facility and equipment operating costs; anticipated climatic conditions; and other factors. As a result, actual cash operating costs and economic returns based upon the development of proven and probable mineral reserves may differ significantly from those originally estimated. Moreover, significant decreases in actual or expected prices may mean reserves, once found, will be uneconomical to produce.

We may be adversely affected by challenges relating to slope stability.

Our open-pit mines get deeper as we mine them, presenting certain geotechnical challenges including the possibility of slope failure. If we are required to decrease pit slope angles or provide additional road access to prevent such a failure, our stated reserves could be negatively affected. Furthermore, hydrological conditions relating to pit slopes, renewal of material displaced by slope failures and increased stripping requirements could also negatively affect our stated reserves. We take action to maintain slope stability, but we cannot assure you that we will not have to take additional action in the future or that our actions taken to date will be sufficient. Unexpected slope failures, or additional requirements to prevent slope failures, may negatively affect our results of operations and financial condition and may diminish our stated mineral reserves.

We may be adversely affected by labor disputes.

In the last several years, we have experienced several strikes and other labor disruptions that have had an adverse impact on our operations and operating results. As of December 31, 2022, unions represented approximately 77% of our workforce in Peru and 72.0% of our workforce in Mexico. Currently, we have labor agreements in effect for our Mexican and Peruvian operations.

Our Taxco mine in Mexico has been on strike since July 2007. It is expected that operations at this mine will remain suspended until these labor issues are resolved. In addition, workers at the San Martin mine were on strike from July 2007 to August 2018. After eleven years of an illegal stoppage, we resumed control of the San Martin mine in August 2018. During this period, the San Martin facilities deteriorated and we undertook a major renovation to restart operations during the second quarter of 2019 for a total expense of approximately $90.5 million. For additional information, see Item 2, “Properties—Mexican IMMSA Unit—San Martin and Taxco”, and Note 13, “Commitments and Contingencies—Labor matters”, to the consolidated financial statements.

We cannot assure you when the pending strike will be settled, or that in the future we will not experience strikes or other labor related work stoppages that could have a material adverse effect on our financial condition and results of operations.

Our mining operations or metal production projects may be subject to stoppage and additional costs due to community actions and other factors.

In recent years, global mining activity has been pressured by neighboring communities for financial commitments to fund social benefit programs and infrastructure improvements. Our projects in Peru are not exempt from these demands. Our Tia Maria project in Peru has experienced delays while trying to resolve issues with community groups.

Seemingly in the Peruvian mining environment, it is becoming crucial to obtain acceptance from local communities for projects in their areas, which may entail compliance with the demands for substantial investments in community infrastructure development and modernization to proceed with the mining projects.

We are confident that we will move forward with the Tia Maria project. However, we cannot assure you when and that we will incur no additional costs for community infrastructure development and modernization to obtain approval from the communities for current or future mining projects.

In 2022, violent protests by some of communities adjoining the Cuajone mine negatively affected the mine’s operations. In February 2022, the railway between Cuajone and Ilo was blocked and Viña Blanca water reservoir facilities were seized, cutting off the water supply to some residents of the Cuajone mining camp.

After numerous efforts to restore order through dialogue by the authorities, the Peruvian government declared a state of emergency in the Moquegua region in April 2022 forcing the protestors to return the Viña Blanca facilities and the railway to the Company. Our personnel immediately took steps to evaluate the damage to the facilities by acts of vandalism and took the necessary steps to resume production at the Cuajone mining unit. Currently, the industrial railroad, the Cuajone mine, concentrator and related facilities are operating at full capacity.

On April 30, 2022, the Peruvian government issued a Ministerial Resolution to set up a three-party-dialogue-table with members of the community, government and Company officials executives to better understand the concerns of all parties. To date, nine round-table meetings and two direct meeting with the community have been held. The Company has proposed plans to invest in social programs that address the needs voiced by the communities and has indicated interest in purchasing land near the Cuajone operations to establish a buffer zone to protect facilities and production in the future.

However, we cannot guarantee that any additional incidents will not arise or assert that any future incidents that occur will imply no adverse impacts for our facilities, the results of our operations or our financial position.

In addition, several collective action lawsuits and civil action lawsuits have been filed against the Company in Mexico through both federal courts and state courts in Sonora. Several constitutional lawsuits have also been filed against various government authorities and the Company. These lawsuits are seeking damages and demand remediation actions to restore the environment. The Company believes that the lawsuits are without merit and that it is not possible to determine the extent of the damages sought. Moreover, the Company cannot offer any assurances that the outcome of these lawsuits will not have adverse effects on the Company.

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

Our operations depend upon information technology systems that may be subject to disruption, damage or failure from different sources, including, without limitation, the installation of malicious software, computer viruses, security breaches, cyber-attacks and defects in design. In recent years, cybersecurity incidents have increased in frequency and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. We have taken appropriate preventive measures to mitigate potential risks by implementing an information security management system that conducts frequent monitoring; which ensures the application of controls that are frequently reviewed and tested.

In March 2021, we experienced a Ransomware cyber-attack, which was carried out by individual hackers. This cyber-attack encrypted a total of 420 servers and units of personal equipment. However, due to the quick response of our Information Technology team, our Enterprise Resource Planning software was not affected by the aforementioned attack. For further information on this incident, refer to “Cybersecurity” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Our industry is cyclical in nature and fluctuates with economic cycles. Therefore, we are subject to the risks arising from adverse changes in domestic and global economic and political conditions, such as a potential global recession, Russia’s invasion of Ukraine, lower levels of consumer and corporate confidence, lower business investment, higher unemployment, reduced income and asset values in many areas, currency volatility and limited availability of credit and access to capital. Additionally, we face competition from other copper mining and producing companies around the world. Along these lines, significant competition exists to acquire properties that produce or are capable of producing copper and other metals, and some of our main competitors have consolidated, which makes them more diversified than we are.

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

As of December 31, 2022, Grupo Mexico owned indirectly 88.9% of our capital stock. Some of our officers and directors, and those of Minera Mexico, are also directors and/or officers of Grupo Mexico and/or of its affiliates. We cannot assure you that the interests of Grupo Mexico will not conflict with those of our minority stockholders. Grupo Mexico has the ability to determine the outcome of substantially all matters submitted for a vote to our stockholders and thus exercises control over our business policies and affairs, including the following:

●	the composition of our Board of Directors and, as a result, any determinations of our Board concerning our business direction and policy, including the appointment and removal of our officers;
●	determinations concerning mergers and other business combinations, including those that may result in a change of control;
●	whether dividends are paid or other distributions are made and the amount of any dividends or other distributions;
●	sales and dispositions of our assets;
●	the amount of debt financing that we incur; and
●	the approval of capital projects.

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

The business and market value of securities of companies with significant operations in Peru and Mexico is, to varying degrees, affected by the economic policies and market conditions in the United States, Europe and emerging market countries. Although economic policies and conditions in these countries may significantly differ from policies and conditions in Peru or Mexico, the business community’s reactions to developments in any of these countries may adversely affect the Company’s business, the market value or the trading price of securities, including debt securities, of issuers that have significant operations in Peru or Mexico.

In addition, in recent years economic conditions in Mexico have shown an increased correlation to U.S. economic conditions. Therefore, changes in economic policies and conditions in the United States could also have a significant adverse effect on Mexican economic conditions, affecting our business and the price of our common stock or debt securities. In 2017, the United States, Canada and Mexico began a discussion to update the North American Free Trade Agreement (“NAFTA”). In September 2018, the three countries reached an agreement on a new trade deal, which will be known as the United States—Mexico—Canada Agreement (“USMCA”). In June 2019, Mexico’s senate ratified the UMSCA. In December 2019, the three countries agreed to a new review of its regional trade pact, also concluding that the USMCA would replace NAFTA. On January 29, 2020, the U.S. ratified the USMCA and its President signed the USMCA into law. On July 1, 2020, the USMCA came into effect.

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

Our international operations must comply with the U.S. Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws in the other jurisdictions in which we operate. There has been a substantial increase in global enforcement of these laws in recent years. As such, our corporate policies and processes may not prevent or detect all potential breaches of the law. Any violation of those laws could result in significant criminal or civil fines and penalties, litigation, and loss of operating licenses or permits, and may damage our reputation, which could have a material adverse effect on our cash flows, results of operations and financial condition.

Our insurance does not cover most losses caused by the aforementioned risks. Consequently, our production, development and exploration activities in these countries could be substantially affected by factors out of our control, some of which could materially and adversely affect our financial position or results of operations.

We may be adversely affected by natural disasters, pandemics (including the recent coronavirus outbreak) and other catastrophic events, and by man-made problems such as terrorism, which could disrupt our business operations and our business continuity. Furthermore, disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters, adverse weather conditions, floods, pandemics (including the recent coronavirus outbreak), acts of terrorism and other catastrophic or geo-political events may cause damage or disruption to our operations, international commerce and the global economy, which could have an adverse effect on our business, operating results, and financial condition.

Risks Associated with Doing Business in Peru and Mexico

There is uncertainty as to the termination and renewal of our mining concessions.

Under the laws of Peru and Mexico, mineral resources belong to the state and government. Therefore, concessions are required in both countries to explore or exploit mineral reserves. In Peru, our mineral rights derive from concessions from Ministry of Energy and Mines (“MINEM”) for our exploration, exploitation, extraction and/or production operations. In Mexico, our mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to Mexican mining law and regulations thereunder.

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

Between 2019 and 2022, Peru experienced heightened political instability in a context marked by ongoing investigations into allegations of corruption and confrontation on the political front. Significant political turmoil in Peru led to a shutdown of the Peruvian Congress and the removal of three Peruvian presidents.

On December 7, 2022, the Peruvian congress invoked its powers under the Constitution to remove the current President from office. The Vice President immediately assumed the presidency, which has led to considerable turmoil, particularly in the south of Peru, where acts of vandalism and violence have escalated. Roadblocks are scattered throughout the country, which have negatively affected the normal course of business in various regions. Fortunately, our operations have not been impacted. SCC hopes that the government will take clear action to restore order, protect the rights of all citizens, and set the stage for a peaceful solution to these protests so that Peru can achieve the growth development it deserves.

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

Inflation in Peru in 2022, 2021 and 2020 was 8.5%, 6.4% and 2.0%, respectively. In 2022, the value of the sol appreciated by 4.5% against the U.S. dollar after having depreciated by 10.3% and 9.3% in 2021 and 2020, respectively. Although the Peruvian government’s economic policy reduced inflation and the economy has experienced significant growth in the past decade, we cannot assure you that inflation will not increase from its current level or that such economic growth will continue in the future at similar rates or at all. Additionally, a global financial economic crisis could negatively affect the Peruvian economy.

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

Although all of our Mexican operations’ sales of metals are priced and invoiced in U.S. dollars, a substantial portion of its costs are denominated in pesos. Accordingly, when inflation in Mexico increases without a corresponding depreciation of the peso, the net income generated by our Mexican operations is adversely affected. Inflation in Mexico was 7.8% in 2022, 7.4% in 2021 and 3.2% in 2020. The value of the peso appreciated by 5.9% against the U.S. dollar in 2022 after depreciating by 3.2% and 5.9% in 2021 and 2020 respectively. The peso has been subject in the past to significant volatility, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future.

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

PRODUCTION OVERVIEW

The table below provides an overview of Southern Copper’s aggregate annual production for all of its properties during each of the three most recently completed fiscal years:

				Variance
	Year Ended December 31,			2022 -2021		2021 -2020
	2022	2021	2020	Volume	%	Volume	%
COPPER (thousand pounds):
Mined	1,972,480	2,112,465	2,207,638	(139,985)	(6.6)%	(95,173)	(4.3)%
Smelted	1,405,421	1,319,619	1,397,291	85,802	6.5%	(77,672)	(5.6)%
Refined	1,495,767	1,401,719	1,491,908	94,048	6.7%	(90,189)	(6.0)%
Rod	344,893	330,961	285,363	13,932	4.2%	45,598	16.0%
SILVER (thousand ounces)
Mined	18,562	18,962	21,540	(400)	(2.1)%	(2,578)	(12.0)%
Refined	14,272	13,691	13,888	581	4.2%	(197)	(1.4)%
MOLYBDENUM (thousand pounds)
Mined	57,849	66,716	66,687	(8,867)	(13.3)%	29	0.0%
ZINC (thousand pounds)
Mined	132,300	147,617	151,964	(15,317)	(10.4)%	(4,347)	(2.9)%
Refined	220,225	204,306	225,842	15,919	7.8%	(21,536)	(9.5)%
GOLD (ounces)
Mined	65,134	60,631	73,186	4,503	7.4%	(12,555)	(17.2)%
Refined	43,306	42,628	42,229	678	1.6%	399	0.9%

KEY PRODUCTION CAPACITY DATA

We own and operate all production facilities. The table below provides details on the locations of production facilities as of December 31, 2022 by reportable segment, the processes used, and the key production and capacity data for each location:

					2022	2022 Capacity
Facility Name	Location	Stage	Process	Nominal Capacity(1)	Production	Use(3)
PERUVIAN OPEN‑PIT SEGMENT
Mining Operations
Cuajone open‑pit mine	Cuajone (Peru)	Production	Copper ore milling and recovery, copper and molybdenum concentrate production	90.0 ktpd—ore milled	80.5	89.4%
Toquepala open‑pit mine; Concentrator I	Toquepala (Peru)	Production	Copper ore milling and recovery, copper and molybdenum concentrate production	60.0 ktpd—ore milled	60.9	101.5%
Concentrator II				60.0 ktpd—ore milled	60.6	101.1%
Toquepala SX‑EW plant	Toquepala (Peru)	Production	Leaching, solvent extraction and cathode electrowinning	56.3 ktpy—refined	26.5	47.0%
Processing Operations
Ilo copper smelter	Ilo (Peru)	Production	Copper smelting, blister, anodes production	1,200.0 ktpy—concentrate feed	1,242.0	103.5%
Ilo copper refinery	Ilo (Peru)	Production	Copper refining	294.8 ktpy—refined cathodes	289.7	98.3%
Ilo acid plants	Ilo (Peru)	Production	Sulfuric acid	1,354.93 ktpy—sulfuric acid	1,210.2	89.3%
Ilo precious metals refinery	Ilo (Peru)	Production	Slime recovery & processing, gold & silver refining	460 tpy	375.1	81.6%
MEXICAN OPEN‑PIT SEGMENT
Mining Operations
Buenavista open‑pit mine; Concentrator I	Sonora (Mexico)	Production	Copper ore milling & recovery, copper concentrate production	84.0 ktpd—milling	85.1	101.3%
Concentrator II				115.0 ktpd—milling	118.0	102.6%
Buenavista: SX‑EW plant I	Sonora (Mexico)	Production	Leaching, solvent extraction & refined cathode electrowinning	11.0 ktpy—refined	—	—%
SX‑EW plant II	Sonora (Mexico)	Production	Leaching, solvent extraction & refined cathode electrowinning	43.8 ktpy—refined	24.2	55.3%
SX‑EW plant III	Sonora (Mexico)	Production	Leaching, solvent extraction & refined cathode electrowinning	120.0 ktpy—refined	69.0	57.5%
La Caridad open‑pit mine	Sonora (Mexico)	Production	Copper ore milling & recovery, copper & molybdenum concentrate production	94.5 ktpd—milling	93.5	98.9%
La Caridad SX‑EW plant	Sonora (Mexico)	Production	Leaching, solvent extraction & cathode electrowinning	21.9 ktpy—refined	23.3	106.6%
Processing Operations
La Caridad copper smelter	Sonora (Mexico)	Production	Concentrate smelting, anode production	1,000 ktpy—concentrate feed	1,052.0	105.2%
La Caridad copper refinery	Sonora (Mexico)	Production	Copper refining	300 ktpy copper cathode	245.7	81.9%
La Caridad copper rod plant	Sonora (Mexico)	Production	Copper rod production	150 ktpy copper rod	156.4	104.3%
La Caridad precious metals refinery	Sonora (Mexico)	Production	Slime recovery & processing, gold & silver refining	1.8 ktpy—slime	1.1	58.8%
La Caridad sulfuric acid plant	Sonora (Mexico)	Production	Sulfuric acid	1,565.5 ktpy—sulfuric acid	1,001.3	64.0%
IMMSA SEGMENT
Underground mines
Charcas	San Luis Potosi (Mexico)	Production	Copper, zinc, lead milling, recovery & concentrate production	1,460 ktpy—ore milled	1,190.7	81.6%
San Martin	Zacatecas (Mexico)	Production	Lead, zinc, copper & silver mining, milling recovery & concentrate production	1,606 ktpy—ore milled	1,413.2	88.0%
Santa Barbara	Chihuahua (Mexico)	Production	Lead, copper and zinc mining & concentrates production	2,190 ktpy—ore milled	1,495.7	68.3%
Santa Eulalia	Chihuahua (Mexico)	Suspended	Lead & zinc mining and milling recovery & concentrate production	547.5 ktpy—ore milled	—	—%
Taxco(2)	Guerrero (Mexico)	Suspended	Lead, zinc silver & gold mining recovery & concentrate production	730 ktpy—ore milled	—	—%
Processing Operations
San Luis Potosi zinc refinery	San Luis Potosi (Mexico)	Production	Zinc concentrates refining	105.0 ktpy zinc cathode	99.9	95.1%
San Luis Potosi sulfuric acid plant	San Luis Potosi (Mexico)	Production	Sulfuric acid	180.0 ktpy sulfuric acid	182.1	101.2%

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

OTHER PROPERTIES

The table below provides details on the locations and other information as of December 31, 2022 for our properties under development or exploration. These properties are also owned and operated by SCC.

Property Name	Location	Stage	Mineralization	Mineral rights and acreage
Other properties in Peru
Tia Maria	Arequipa (Peru)	Development	Porphyry copper deposit; economic mineralization is oxide copper.	Covers an area of 34,790 hectares in 55 concessions.
Los Chancas	Apurimac (Peru)	Exploration	Porphyry copper–molybdenum deposit; copper sulfides are dominant.	Consists of 31 concessions, covering approximately 22,700 hectares.
Michiquillay	Cajamarca (Peru)	Exploration	Porphyry copper–molybdenum–gold deposit; copper sulfides are dominant.	Consists of 18 concessions with a total area of 4,051.4 hectares.
Other properties in Mexico
El Pilar	Sonora (Mexico)	Development	Predominantly consists of the copper oxide mineral chrysocolla.	Covers an area of 9,571.4 hectares in 19 concessions.
El Arco	Baja California (Mexico)	Development	Porphyry copper deposit; mineralization occurs in three sub-horizontal zones.	Covers an area of 72,131 hectares in 11 concessions.

PROPERTY BOOK VALUE

As of December 31, 2022, net book values of property and mine development were as follows (in millions):

Peruvian operations:
Cuajone	$631.8
Toquepala	1,879.5
Tia Maria project	294.4
Ilo and other support facilities	585.8
Construction in progress	735.8
Total Peru	$4,127.3
Mexican open‑pit operations:
Buenavista mine and concentrator plants	$2,213.0
Buenavista SX‑EW and Quebalix	856.5
La Caridad mine and concentrator plant	556.9
La Caridad support facilities	276.8
Construction in progress	603.6
Total Mexico Open Pit	$4,506.8
Mexican IMMSA unit:
San Luis Potosi	$86.3
Zinc electrolytic refinery	83.9
Charcas	86.7
San Martin	131.7
Santa Barbara	118.9
Taxco	3.2
Santa Eulalia	39.9
Nueva Rosita	8.8
Construction in progress and other facilities	121.7
Total IMMSA Unit	$681.1
Other property:
El Pilar	$106.3
Mexicana del Arco	80.4
Total	$186.7
Mexican administrative offices	$94.7
Total Mexico	$5,469.3
Total Southern Copper Corporation	$9,596.6

SUMMARY OPERATING DATA

The following table contains certain operating data underlying our financial and operating information for each of the periods indicated.

				Variance
	Year Ended December 31,			2022 -2021		2021 -2020
	2022	2021	2020	Volume	%	Volume	%
COPPER (thousand pounds):
Mined
Peru open‑pit
Toquepala	385,931	448,913	505,116	(62,982)	(14.0)%	(56,203)	(11.1)%
Cuajone	309,338	372,559	371,837	(63,221)	(17.0)%	722	0.2%
SX‑EW Toquepala	58,315	56,777	57,342	1,538	2.7%	(565)	(1.0)%
Mexico open‑pit
La Caridad	195,091	226,390	241,783	(31,299)	(13.8)%	(15,393)	(6.4)%
Buenavista	746,557	752,225	735,398	(5,668)	(0.8)%	16,827	2.3%
SX‑EW La Caridad	51,449	55,942	56,981	(4,493)	(8.0)%	(1,039)	(1.8)%
SX‑EW Buenavista	205,662	180,437	216,470	25,225	14.0%	(36,033)	(16.6)%
IMMSA unit	20,137	19,222	22,711	915	4.8%	(3,489)	(15.4)%
Total Mined	1,972,480	2,112,465	2,207,638	(139,985)	(6.6)%	(95,173)	(4.3)%
Smelted
Peru open‑pit
Blister Ilo	4,508	5,735	9,177	(1,227)	100.0%	(3,442)	(37.5)%
Anodes Ilo	771,630	680,263	762,700	91,367	13.4%	(82,437)	(10.8)%
Mexico open‑pit
Anodes La Caridad	629,283	633,621	625,414	(4,338)	(0.7)%	8,207	1.3%
Total Smelted	1,405,421	1,319,619	1,397,291	85,802	6.5%	(77,672)	(5.6)%
Refined
Peru Open‑pit
Cathodes Ilo	638,741	573,583	631,118	65,158	11.4%	(57,535)	(9.1)%
SX‑EW Toquepala	58,315	56,777	57,342	1,538	2.7%	(565)	(1.0)%
Mexico Open‑pit
Cathodes La Caridad	541,600	534,980	529,997	6,620	1.2%	4,983	0.9%
SX‑EW La Caridad	51,449	55,942	56,981	(4,493)	(8.0)%	(1,039)	(1.8)%
SX‑EW Buenavista	205,662	180,437	216,470	25,225	14.0%	(36,033)	(16.6)%
Total Refined	1,495,767	1,401,719	1,491,908	94,048	6.7%	(90,189)	(6.0)%
Rod Mexico Open‑pit—La Caridad	344,893	330,961	285,363	13,932	4.2%	45,598	16.0%
SILVER (thousand ounces)
Mined
Peru Open‑pit
Toquepala	2,220	2,681	3,341	(461)	(17.3)%	(660)	(19.8)%
Cuajone	2,298	2,692	2,400	(394)	(14.5)%	292	12.2%
Mexico Open‑pit
La Caridad	2,086	2,227	2,266	(141)	(6.3)%	(39)	(1.7)%
Buenavista	5,208	4,774	5,550	434	9.1%	(776)	(14.0)%
IMMSA unit	6,750	6,588	7,983	162	2.5%	(1,395)	(17.5)%
Total Mined	18,562	18,962	21,540	(400)	(2.1)%	(2,578)	(12.0)%
Refined
Peru—Ilo	3,741	3,985	3,967	(244)	(6.0)%	18	0.5%
Mexico—La Caridad	8,569	7,612	8,128	957	12.6%	(516)	(6.3)%
IMMSA unit	1,962	2,094	1,793	(132)	(6.3)%	301	16.8%
Total Refined	14,272	13,691	13,888	581	4.2%	(197)	(1.4)%
MOLYBDENUM (thousand pounds)
Mined
Toquepala	16,934	23,462	22,088	(6,528)	(27.8)%	1,374	6.2%
Cuajone	7,992	9,237	9,315	(1,245)	(13.5)%	(78)	(0.8)%
Buenavista	11,848	11,524	12,058	324	2.8%	(534)	(4.4)%
La Caridad	21,075	22,493	23,226	(1,418)	(6.3)%	(733)	(3.2)%
Total Mined	57,849	66,716	66,687	(8,867)	(13.3)%	29	0.0%
ZINC (thousand pounds)
Mined IMMSA	132,300	147,617	151,964	(15,317)	(10.4)%	(4,347)	(2.9)%
Refined IMMSA	220,225	204,306	225,842	15,919	7.8%	(21,536)	(9.5)%

SUMMARY DISCLOSURE OF MINERAL RESOURCES

The following table contains the summary of our mineral resources exclusive of mineral reserves as of December 31, 2022, based on long-term price assumptions of $3.80 per pound of copper, $11.50 per pound of molybdenum ($10.35 per pound of molybdenum in the case of our El Arco mine), $23.00 per ounce of silver, $1.32 per pound of zinc, $1.04 per pound of lead and $1,725 per ounce of gold.

	Measured mineral resources			Indicated mineral resources			Measured + Indicated mineral resources			Inferred mineral resources
	Amount		Metal	Amount		Metal	Amount		Metal	Amount		Metal
	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)
Copper:
Peru:
Cuajone Sulfides	—	—%	—	331.6	0.46%	3,381.5	331.6	0.46%	3,381.5	850.9	0.31%	5,901.7
Cuajone Leach	—	—%	—	0.2	0.62%	3.2	0.2	0.62	3.2	0.3	0.51	3.4
Toquepala Sulfides	—	—%	—	1,584.2	0.43%	15,060.6	1,584.2	0.43%	15,060.6	2,406.7	88.20%	20,939.9
Toquepala Leach	—	—%	—	521.2	0.09%	1,024.8	521.2	0.09	1,024.8	2,306.0	16.10	4,158.9
La Tapada deposit	—	—%	—	90.4	0.21%	420.3	90.4	0.21%	420.3	1.6	0.18%	6.4
Tia Maria deposit	—	—%	—	35.5	0.17%	135.2	35.5	0.17%	135.2	21.8	0.22%	107.8
Los Chancas	—	—%	—	150.0	0.50%	1,648.0	150.0	0.50%	1,648.0	1,433.0	0.45%	14,165.0
Michiquillay	—	—%	—	—	—	—	—	—	—	2,288.0	0.43%	21,554.8
Mexico:
Buenavista Mill	—	—%	—	764.0	0.34%	5,663.7	764.0	0.34%	5,663.7	13,015.0	0.21%	56,583.8
Buenavista Leach	—	—%	—	77.0	0.13%	196.2	77.0	0.13%	196.2	2,838.0	0.14%	8,538.5
Buenavista zinc plant	—	—%	—	148.0	0.46%	1,560.9	148.0	0.46%	1,560.9	143.0	0.43%	1,393.3
La Caridad Mill	—	—%	—	3,934.0	0.16%	13,668.6	3,934.0	0.16%	13,668.6	2,974.0	0.14%	8,818.5
La Caridad Leach	—	—%	—	684.0	0.07%	1,102.3	684.0	0.07%	1,102.3	526.0	0.08%	881.8
Charcas	—	—%	—	6.1	0.54%	71.9	6.1	0.54%	71.9	15.4	0.54%	185.1
Santa Barbara	—	—%	—	23.5	0.52%	270.9	23.5	0.52%	270.9	19.7	0.56%	242.1
San Martin	—	—%	—	11.5	0.61%	154.8	11.5	0.61%	154.8	9.2	0.49%	100.1
El Arco Mill	—	—%	—	826.6	0.41%	7,544.9	826.6	0.41%	7,544.9	2,344.9	0.37%	19,352.3
El Arco Leach	—	—	—	51.3	0.30%	335.3	51.3	0.30%	335.3	63.8	0.25%	350.9
El Pilar	2.2	0.20%	9.5	81.3	0.18%	317.0	83.4	0.18%	326.5	88.6	0.12%	234.4
Pilares Mill	—	—%	—	—	—%	—	—	—%	—	71.8	0.56%	879.9
Pilares Leach	—	—%	—	—	—%	—	—	—%	—	4.8	0.44%	45.6
Total	2.2		9.5	9,320.3		52,560.0	9,322.5		52,569.5	31,422.5		164,444.3
Molybdenum:
Peru:
Cuajone	—	—%	—	331.6	0.017%	121.7	331.6	0.017%	121.7	850.9	0.011%	201.8
Toquepala	—	—%	—	1,584.2	0.024%	829.2	1,584.2	0.024%	829.2	2,406.7	0.019%	1,010.2
Mexico:
Buenavista Mill	—	—%	—	764.0	0.005%	88.2	764.0	0.005%	88.2	13,015.0	0.004%	1,080.3
Buenavista zinc plant	—	—%	—	148.0	0.002%	4.4	148.0	0.002%	4.4	143.0	0.003%	6.6
La Caridad Mill	—	—%	—	3,934.0	0.028%	2,425.1	3,934.0	0.028%	2,425.1	2,974.0	0.025%	1,543.2
El Arco Mill	—	—%	—	826.6	0.008%	146.5	826.6	0.008%	146.5	2,344.9	0.006%	298.2
Pilares Mill	—	—%	—	—	—%	—	—	—%	—	71.8	0.005%	7.7
Total	—		—	7,588.4		3,615.1	7,588.4		3,615.1	21,806.3		4,148.0
Silver: (2)
Mexico:
Charcas	—	—%	—	6.1	88.0	17,165	6.1	88.0	17,165	15.4	97.0	48,207
Santa Barbara	—	—%	—	23.5	100.0	75,343	23.5	100.0	75,343	19.7	100.0	63,479
San Martin	—	—%	—	11.5	92.0	34,311	11.5	92.0	34,311	9.2	112.0	32,894
El Arco Mill	—	—%	—	826.6	1.6	41,875	826.6	1.6	41,875	2,344.9	1.5	110,890
Total	—		—	867.7		168,694.0	867.7		168,694.0	2,389.2		255,470.0
Zinc:
Mexico:
Buenavista zinc plant	—	—%	—	148.0	0.78%	2,416.3	148.0	0.78%	2,416.3	143.0	0.49%	1,638.0
Buenavista Cu plant	—	—%	—	764.0	0.07%	1,181.7	764.0	0.07%	1,181.7	13,015.0	0.03%	8,088.8
Charcas	—	—%	—	6.1	3.13%	418.2	6.1	3.13%	418.2	15.4	2.70%	918.4
Santa Barbara	—	—%	—	23.5	3.17%	1,640.6	23.5	3.17%	1,640.6	19.7	4.03%	1,746.8
San Martin	—	—%	—	11.5	2.48%	630.3	11.5	2.48%	630.3	9.2	2.05%	414.0
Total	—		—	953.1		6,287.1	953.1		6,287.1	13,202.3		12,806.0
Lead:

Mexico:
Charcas	—	—%	—	6.1	0.39%	51.9	6.1	0.39%	51.9	15.4	0.39%	132.6
Santa Barbara	—	—%	—	23.5	1.89%	975.9	23.5	1.89%	975.9	19.7	2.36%	1,025.0
San Martin	—	—%	—	11.5	0.49%	124.8	11.5	0.49%	124.8	9.2	0.62%	124.3
Total	—		—	41.1		1,152.5	41.1		1,152.5	44.3		1,281.9
Gold: (2)
Mexico:
Santa Barbara	—	—%	—	23.5	0.28	210	23.5	0.28	210	19.7	0.17	107
El Arco Mill	—	—%	—	826.6	0.12	3,226	826.6	0.12	3,226	2,344.9	0.11	8,053
Total	—		—	850.1		3,436	850.1		3,436	2,364.6		8,160

(1)	Mineral resources are reported in situ and are current as at December 31, 2022. Mineral resources are reported exclusive of mineral reserves. Figures have been rounded.
(2)	Gold and silver grades are denominated in grams per tonne. Gold and silver contents are expressed in thousand ounces.
(3)	For El Arco a molybdenum price of $10.35/lb was used for mineral resources.
(4)	For further information on assumptions used in preparing the mineral resource estimates, please refer to the individual property disclosure in this Form 10-K and the technical report summaries prepared by qualified persons, under Exhibits 96.1, 96.2, 96.6, 96.7 and 96.11 to 96.13 to this Form 10-K.
(5)	For further information on assumptions used in preparing the estimates for the following operations: El Arco, Tia Maria, Los Chancas, Michiquillay, Pilares and El Pilar, please refer to their individual property disclosure in this Form 10-K and Chapter 11 of the their project technical report summary prepared by qualified persons, under Exhibit 96.10, 96.3, 96.4, 96.5, 96.8 and 96.9, respectively of Form 10-K/A filed on March 7, 2022.

SUMMARY DISCLOSURE OF MINERAL RESERVES

The following table contains the summary of our mineral reserves as of December 31, 2022, based on long-term price assumptions of $3.30 per pound of copper, $10.00 per pound of molybdenum ($9.00 per pound of molybdenum in the case of our El Arco mine), $20.00 per ounce of silver, $1,500 per ounce of gold and $1.15 per pound of zinc.

	Proven mineral reserves			Probable mineral reserves			Total mineral reserves
	Amount		Metal	Amount		Metal	Amount		Metal
	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)
Copper:
Peru:
Cuajone Mill	—	—%	—	1,336.1	0.48%	14,216.7	1,336.1	0.48%	14,216.7
Cuajone Leach	—	—%	—	21.5	0.51%	244.5	21.5	0.51	244.5
Toquepala Mill	—	—%	—	2,144.6	0.47%	22,157.2	2,144.6	0.47%	22,157.2
Toquepala Leach	—	—%	—	2,503.3	0.15%	8,668.2	2,503.3	0.15	8,668.2
La Tapada deposit	—	—%	—	487.6	0.41%	4,449.2	487.6	0.41%	4,449.2
Tia Maria deposit	—	—%	—	223.8	0.29%	1,412.5	223.8	0.29%	1,412.5
Mexico:
Buenavista Sulfides	—	—%	—	2,116.0	0.41%	19,353.0	2,116.0	0.41%	19,353.0
Buenavista Leach	—	—%	—	1,132.0	0.22%	5,456.0	1,132.0	0.22%	5,456.0
La Caridad Mill	—	—%	—	2,100.0	0.21%	9,737.0	2,100.0	0.21%	9,737.0
La Caridad Leach	—	—%	—	198.0	0.09%	395.0	198.0	0.09%	395.0
El Arco Mill	—	—%	—	1,229.5	0.40%	10,822.1	1,229.5	0.40%	10,822.1
El Arco Leach	—	—%	—	140.5	0.27%	846.3	140.5	0.27%	846.3
El Pilar	63.0	0.27%	370.4	254.0	0.25%	1,373.5	317.0	0.25%	1,743.9
Total	63.0		370.4	13,887.0		99,131.2	13,950.0		99,501.6
Molybdenum:
Peru:
Cuajone	—	—%	—	1,336.1	0.017%	508.3	1,336.1	0.017%	508.3
Toquepala	—	—%	—	2,144.6	0.021%	1,014.0	2,144.6	0.021%	1,014.0
Mexico:
Buenavista	—	—%	—	2,020.0	0.007%	333.0	2,020.0	0.007%	333.0
La Caridad	—	—%	—	2,100.0	0.028%	1,286.0	2,100.0	0.028%	1,286.0
El Arco Mill	—	—%	—	1,229.5	0.006%	166.7	1,229.5	0.006%	166.7
Total	—		—	8,830.2		3,308.0	8,830.2		3,308.0
Silver: (2)
Mexico:
El Arco	—	—%	—	1,229.5	1.8	70,465	1,229.5	1.8	70,465
Total	—		—	1,229.5		70,465.0	1,229.5		70,465.0
Zinc:
Mexico:
Buenavista zinc plant (3)	—	—%	—	96.0	1.43%	3,018.0	96.0	1.43%	3,018.0
Gold: (2)
Mexico:
El Arco	—	—%	—	1,229.5	0.14	5,585	1,229.5	0.14	5,585

(1)	Mineral reserves are current as at December 31, 2022. The reference point for the estimate is delivery to the process plant. Figures have been rounded.
(2)	Gold and silver grades are denominated in grams per tonne. Gold and silver contents are expressed in thousand ounces.
(3)	For El Arco a molybdenum price of $9.00/lb was used for mineral reserves.
(4)	The amount of ore reported under the Buenavista zinc plant is included within the Buenavista sulfides.
(5)	For further information on assumptions used in preparing the mineral reserve estimates, please refer to the individual property disclosure in this Form 10-K and to the technical report summaries prepared by qualified persons, under Exhibits 96.1, 96.2, 96.6 and 96.7 to this Form 10-K.
(6)	For further information on assumptions used in preparing the estimates for the following mineral properties: El Arco, Tia Maria and El Pilar, please refer to the individual property disclosure in this Form 10-K and to their project technical report summary prepared by qualified persons, under Exhibit 96.10, 96.3 and 96.9 respectively of Form 10-K/A, filed on March 7, 2022.

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

We have six tailings dams in operation in Mexico and one in Peru as follows:

Country	Operation	Name	Current Height	Material	Method
Mexico	Buenavista	Tailings dam # 3	100 meters	Borrowed	Downstream
Mexico	Buenavista	New tailings dam	99 meters	Borrowed	Downstream
Mexico	La Caridad	Tailings dam # 7	189 meters	Borrowed	Downstream
Mexico	Charcas	Tailings dam	55 meters	Coarse tailings	Upstream
Mexico	Santa Barbara	Noriega dam	50 meters	Coarse tailings	Upstream
Mexico	San Martin	Tailings dam 5 & 7	50 meters	Coarse tailings	Upstream
Peru	Cuajone and Toquepala	Quebrada Honda	138 meters	Coarse tailings	Downstream

INDIVIDUAL PROPERTY DISCLOSURE

In 2021, we adopted the disclosure requirements of S-K 1300. The definitions and allowed assumptions for mineral reserves under previous guidance (Industry Guide 7) are significantly different from the defined terms and allowed assumptions for mineral reserves under S-K 1300. Additionally, Industry Guide 7 did not permit mineral resource reporting.

PERUVIAN OPERATIONS

Operations in our Peruvian segment include the Cuajone and Toquepala mine complexes and the smelting and refining plants, the industrial railroad that links Ilo, Toquepala and Cuajone and the port facilities. Other properties include our Tia Maria, Los Chancas and Michiquillay projects. We conduct ongoing maintenance and improvement programs to ensure the satisfactory performance of our equipment. We believe all of the equipment at our Peruvian plants is in good physical condition and is suitable for our operations.

The map below indicates the approximate location of, and access to, our Cuajone and Toquepala mine complexes and our Ilo processing facilities:

100,000 E
150,000 E
200,000 E
250,000 E
300,000 E
350,000 E
400,000 E
450,000 E
500,000 E
550,000 E
8'250,000 N
8'200,000 N
8'150,000 N
8'100,000 N
8'050,000 N
8'000,000 N
N
0 25 50 100Km.
Graphic Scale
TITICACA LAKE
AREQUIPA
PANAMERICAN HIGHWAY
TIA MARIA PROJECT
MOQUEGUA
CUAJONE MINE
TOQUEPALA MINE
TAILS DAM
SMELTER
REFINERY
ILO
SPCC PORT
PACIFIC OCEAN
BOLIVIA
COASTAL HIGHWAY
TACNA
CHILE
LEYEND
HIGHWAY
ROAD
SPCC TRAIN
TOWN
SPCC FACILITIES
ECUADOR
COLOMBIA
BRASIL
PERU
Lima
PACIFIC OCEAN
BOLIVIA
Arequipa
Ilo
Tacna
CHILE

PERUVIAN MINES AND PROCESSING FACILITIES	Date: January 2023
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

The table below shows production information for 2022, 2021 and 2020 for our Cuajone operations:

					Variance 2022 -
					2021
		2022	2021	2020	Amount	%
Mine annual operating days		365	365	366
Mine
Total ore mined	(kt)	25,049	29,548	30,183	(4,499)	(15.2)%
Copper grade	(%)	0.658	0.674	0.666	(0.016)	(2.4)%
Leach material mined	(kt)	1,817	1,983	2,084	(166)	(8.4)%
Leach material grade	(%)	0.713	0.668	0.704	0.045	6.7%
Stripping ratio	(x)	4.59	3.70	3.03	0.89	24.1%
Total material mined	(kt)	139,916	148,302	130,047	(8,386)	(5.7)%
Concentrator
Total material milled	(kt)	24,985	29,617	30,110	(4,632)	(15.6)%
Copper recovery	(%)	85.30	84.70	84.23	0.60	0.7%
Copper concentrate	(kt)	562.8	670.1	664.1	(107.3)	(16.0)%
Copper in concentrate	(kt)	140.3	169.0	168.7	(28.7)	(17.0)%
Copper concentrates average grade	(%)	24.93	25.22	25.40	(0.29)	(1.1)%
Molybdenum
Molybdenum grade	(%)	0.023	0.022	0.022	0.001	4.5%
Molybdenum recovery	(%)	63.22	63.27	64.28	(0.05)	(0.1)%
Molybdenum concentrate	(kt)	6.7	7.8	7.8	(1.1)	(13.6)%
Molybdenum concentrate average grade	(%)	53.86	53.76	54.29	0.10	0.2%
Molybdenum in concentrate	(kt)	3.6	4.2	4.2	(0.6)	(13.4)%

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

At the Cuajone mine, the Company maintains many monitoring systems with radars in order to prevent the risk of slope instability. The equipment acquired through these years have helped to control the walls of the pit and anticipate possible damages. In addition, in 2015 a geotechnical study was conducted to increase the inter ramp angle by an average of three degrees and include 40 meters wide geotechnical berms for inter ramp heights above 150 meters.

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

In 2022, seismic refraction equipment was used to record information on fracturing frequency, determine the dynamic parameters of the rock mass, and modify designs in the buffer and pre-split blasting rows, as a complement in minimizing the impact on the final slopes of the pit. A digital inclinometer has been replaced to monitor slopes in the pit and identify potential deformation zones.

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources for Cuajone as of December 31, 2022, based on long-term price assumptions of $3.80 and $11.50 per pound respectively; theses prices were fixed over the remaining 48 year of mine life:

	2022				2021
Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Measured mineral resources	—	—%	—%	—	—	—%	—%	—
Indicated mineral resources
- Sulfides	331.6	0.46%	84.8%	3,381.5	282.3	0.47%	84.0%	2,943.6	14.9%
- Leach (oxides)	0.2	0.62%	42.4%	3.2	—	—%	47.0%	—
Measured + Indicated mineral resources	331.8	0.46		3,384.7	282.3	0.47		2,943.6	15.0%
Inferred mineral resources
- Sulfides	850.9	0.31%	84.8%	5,901.7	601.4	0.47%	84.0%	4,286.1	37.7%
- Leach (oxides)	0.3	0.51%	42.4%	3.4	0.1	0.12%	47.0%	0.2	1316.7%
Total inferred mineral resources	851.2	0.31		5,905.1	601.5	0.32		4,286.4	37.8%

Molybdenum	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (thousand tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Measured mineral resources	—	—%	—%	—	—	—	—%	—
Indicated mineral resources	331.6	0.017%	62.9%	121.7	282.3	0.02%	54%	106	15.0%
Measured + Indicated mineral resources	331.6	0.017%	62.9%	121.7	282.3	0.02%	54%	106	15.0%
Inferred mineral resources	850.9	0.011%	62.9%	201.8	601.4	0.01%	54%	144	39.9%

(1)	Mineral resources are reported in situ and are current as at December 31, 2022.
(2)	Mineral resources are reported exclusive of mineral reserves. Figures have been rounded.
(3)	Mineral resources are constrained within an optimized pit shell based on copper and molybdenum only. Mineral resources are reported within a conceptual pit shell that use the following input parameters: metal prices of $3.80/lb Cu and $11.50/lb Mo; average metallurgical recovery assumptions of 84.8% for copper and 62.9% for molybdenum from a process plant and 42.4% copper recovery from a heap leach; based mining cost of $ 1.76/t, mill process operating costs of $7.05/t processed, leach costs of $5.26/t processed; copper concentrate payable price of $3.36/lb Cu, molybdenum concentrate payable price of $9.72/lb Mo, and leach copper payable price of $ 3.77/lb Cu.
(4)	No estimates for molybdenum are reported for leachable material as this element cannot currently be recovered using the leach process envisaged.
(5)	The cut-off grade for mineral resources was determined to be 0.112% Cu for sulfide mineralization. The cut-off grade for mineral resources sent to the leach pad was 0.149 %Cu.
(6)	For further information on the assumptions used to prepare the estimates and a detailed description of the cut-off determination, please refer to Chapter 11 of the Cuajone operations technical report summary prepared by qualified persons, under Exhibit 96.1 to this Form 10-K.

Copper content in indicated and inferred mineral resources increased 15.0% and 37.8% respectively in 2022 versus the values reported in 2021. This increase was attributable to the additional information generated by a drilling program in 2022, and the change to an elevated cut-off grade used for the mineral reserves for the years 2023 to 2026 which converted some of the probable mineral reserves back to indicated mineral resources as described in the Mineral reserves section below.

Mineral reserves

The following table contains the summary of copper and molybdenum mineral reserves for Cuajone as of December 31, 2022, based on long-term price assumptions of $3.30 and $10.00 per pound respectively; these prices were fixed over the remaining 48 year of mine life:

	2022				2021
Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Proven mineral reserves	—	—%	—%	—	—	—%	—%	—
Probable mineral reserves (mill)	1,336.1	0.48%	84.4%	14,216.7	1,333.6	0.49%	85.0%	14,452.2	(1.6)%
Probable mineral reserves (leach)	21.5	0.51%	48.2%	244.5	22.0	0.50%	58.0%	241.0	1.5%
Total mineral reserves	1,357.6	0.48		14,461.2	1,355.6	0.49%		14,693.2	(1.6)%

Molybdenum	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Proven mineral reserves	—	—%	—%	—	—	—%	—%	—
Probable mineral reserves	1,336.1	0.017%	62.5%	508.3	1,333.6	0.017%	63.0%	507.6	0.1%
Total mineral reserves	1,336.1	0.017%	62.5%	508.3	1,333.6	0.017%	63.0%	507.6	0.1%

(1)	Mineral reserves are current as at December 31, 2022.
(2)	The reference point for the estimate is delivery to the process plant. Figures have been rounded.
(3)	Mill and leach ore are made up of existing stockpile.
(4)	Mineral reserves are constrained within an engineered pit based on copper and molybdenum revenues only. The following parameters were used in estimation: assumed open-pit mining methods; assumed concentration and leaching processes; variable NSR cut-off values of $7.791–$8.079/t-processed for concentration material, and a NSR cut-off value of $9.061/t-processed for leaching material; mining recovery of 100%; variable metallurgical recoveries (average LOM recoveries of 84.4% for copper by concentration, 62.5 % for molybdenum by concentration, and 48.2% for copper by leaching, including concentration and leach ore existing in stockpiles); average copper recoveries of 97.4% for smelting and 99.9% for refining; variable mining costs that range from $2.337–$3.417/t-mined; average process costs of $7.971/t-processed for concentration material, and $9.061/t for leaching material; average smelting and refining cost of $0.382/lb Cu; selling costs of $-0.0024/lb Cu for concentration process, $1.679/lb Mo for concentration process, and $-0.009/lb Cu for leaching process; and 1% NSR royalty applied to the for Cu and Mo.. See paragraph below on the use of an elevated cut-off grade strategy to increase cash flow for production years 2023 to 2026.
(5)	For further information on assumptions used in preparing the estimates and a detailed description of the cut-off determination, please refer to Chapter 12 of the Cuajone operations technical report summary prepared by qualified persons, under Exhibit 96.1 to this Form 10-K

Copper content in mineral reserves for the Cuajone mine fell 1.6% in 2022 versus the figures in 2021 due to the following factors:

-	The Mill Cut-off grade strategy changed as of December 31, 2022 and reported the following:

•Production Years 2023 to 2025: ≥ 0.25 % Cu

•Production Year 2026: ≥0.24 % Cu

•Production Years 2027 to end of mine life: marginal COG as described in Chapter 12 of the Cuajone operations technical report summary and filed as Exhibit 96.1 of this Form 10-K.

-	Production depletion during calendar year 2022

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

The table below contains production information for 2022, 2021 and 2020 for our Toquepala operations:

					Variance 2022 -
					2021
		2022	2021	2020	Amount	%
Mine annual operating days		365	365	366
Mine
Total ore mined	(kt)	41,558	40,827	39,383	731	1.8%
Copper grade	(%)	0.476	0.539	0.634	(0.063)	(11.7)%
Leach material mined	(kt)	41,499	53,226	52,838	(11,727)	(22.0)%
Leach material grade	(%)	0.214	0.225	0.195	(0.011)	(4.9)%
Stripping ratio	(x)	4.05	1.16	0.83	2.89	249.1%
Total material mined	(kt)	209,745	203,150	168,715	6,595	3.2%
Concentrator
Total material milled	(kt)	40,319	41,699	39,894	(1,380)	(3.3)%
Copper recovery	(%)	91.21	90.60	90.44	0.61	0.7%
Copper concentrate	(kt)	689.8	791.6	899.3	(101.8)	(12.9)%
Copper in concentrate	(kt)	175.1	203.6	229.1	(28.5)	(14.0)%
Copper concentrate average grade	(%)	25.38	25.72	25.48	(0.34)	(1.3)%
SX‑EW plant
Estimated leach recovery	(%)	23.60	23.54	23.71	0.06	0.3%
SX‑EW cathode production	(kt)	26.5	25.8	26.0	0.6	2.5%
Molybdenum
Molybdenum grade	(%)	0.026	0.035	0.036	(0.009)	(25.7)%
Molybdenum recovery	(%)	73.27	72.91	69.76	0.36	0.5%
Molybdenum concentrate	(kt)	13.7	19.0	18.1	(5.4)	(28.2)%
Molybdenum concentrate average grade	(%)	56.27	56.02	55.34	0.25	0.4%
Molybdenum in concentrate	(kt)	7.7	10.6	10.0	(3.0)	(27.8)%

Key: kt = thousand tonnes

x = Stripping ratio obtained by dividing waste tonnes by leachable material plus ore mined.

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

This facility processes copper oxides from Cuajone and copper sulfides from Toquepala. Copper oxides from Cuajone with a copper grade higher than 0.289%; acid solubility index higher than 42%; and a cyanide solubility index higher than 21% are leached. At Toquepala, the copper sulfides cutoff grade is 0.079% and therefore, material with a total copper grade between 0.065% and 0.33% is leached. Copper in solution produced at Cuajone is sent to Toquepala through an eight-inch pipe laid alongside the Cuajone-Toquepala railroad track.

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

Slope stability

The Toquepala pit is approximately 1,005 meters deep. Under the present mine plan configuration the Toquepala pit will reach a depth of 1,665 meters. The increases in the depth of the pit present us with a number of geotechnical challenges. Perhaps the foremost concern is the possibility of slope failure, which all open pit mines face. To meet the geotechnical challenges relating to slope stability of the open pit mines, we have taken the following steps:

From 2007 through 2018, we took many actions to prevent damage to the pit-slopes:

- installed berms to strengthen the stability of the Toquepala pit;

- changed monitoring software to anticipate risks of instability, and

- arranged for mining external consultants to start a study called “Slope Stability Analysis in Deposits of Waste and Leachable Material" which led to the development of geotechnical investigations, static, seismic and post-seismic stability analysis and a setting up of drill programs oriented to understand the behavior of the rock mass. The study began in 2013 and had three phases. The study has been frequently updated to perform the analysis of slope stability.

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

In 2022, Tierra Group International consulting supported the following studies:

-	The Update of Seismic Hazard Study of Toquepala Mine.
-	The Update of the Material Resistance Parameters of Waste and Leachable Deposits (geotechnical field investigation).
-	The Update of the Hydrogeological Model of the Leachable Deposits.
-	The Study of Physical Stability of Waste and Leachable Deposits in Current Condition.
-	The Update of the Numerical Hydrogeological Model of Toquepala Mine.
-	The Study of Anisotropic Physical Stability of Toquepala Mine.

The Inersia company began conducting satellite monitoring and developing moisture maps for the pit, waste and leachable deposits as well as tailings deposits at Quebrada Honda.

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources for Toquepala as of December 31, 2022, based on long-term price assumptions of $3.80 and $11.50 per pound respectively; these prices were fixed over the remaining 50 years of mine life:

	2022				2021
Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Measured mineral resources	—	—%	—%	—	—	—%	—%	—
Indicated mineral resources
- Sulfides	1,584.2	0.43%	88.2%	15,060.6	1,145	0.44%	82.2%	11,185.4	34.6%
- Leach (low grade sulfides)	521.2	0.09%	16.1%	1,024.8
Measured + Indicated mineral resources	2,105.4	0.35		16,085.4	1,145	0.44		11,185.4	43.8%
Inferred mineral resources
- Sulfides	2,406.7	0.39%	88.2%	20,939.9	3,558	0.38%	82.2%	29,465.2	(28.9)%
- Leach (low grade sulfides)	2,306.0	0.08%	16.1%	4,158.9	3,969	0.09%	18.8%	7,857.0	(47.1)%
Total inferred mineral resources	4,712.7	0.24		25,098.8	7,527	0.22		37,322.2	(32.8)%

Molybdenum	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Measured mineral resources	—	—	—%	—	—	—%	—%	—
Indicated mineral resources	1,584.2	0.024%	68.1%	829.2	3,558	0.02%	54.0%	617.2	34.3%
Measured + Indicated mineral resources	1,584.2	0.024%	68.1%	829.2	3,558	0.02%	54.0%	617.2	34.3%
Inferred mineral resources	2,406.7	0.019%	68.1%	1,010.2	3,558	0.02%	54.0%	1,360.0	(25.7)%

(1)	Mineral resources are reported in situ and are current as at December 31, 2022. Figures have been rounded.
(2)	Mineral resources are reported exclusive of mineral reserves. The point of reference is in situ.
(3)	Mineral resources are reported within a conceptual pit shell that uses the following input parameters: metal prices of $3.80/lb Cu and $11.50/lb Mo; average metallurgical recovery of 88.2% for copper and 68.1% for molybdenum from a process plant and 16.1% copper recovery from a heap leach; base mining costs of $1.87/t; mill process operating costs of $7.68/t, leach operating costs of $0.70/t; copper concentrate payable price of $3.37/lb Cu, molybdenum concentrate payable price of $9.72/lb Mo, and leach copper payable price of $ 3.77/lb Cu.
(4)	No estimates for molybdenum are reported for leachable material as this element cannot currently be recovered using the leach process envisaged.
(5)	The cut-off grade used for mineral resource estimation for sulfide material was 0.146% Cu. Low-grade sulfide material to be sent to the leach dumps was reported at a cut-off of 0.052 %Cu.

(6)	For further information on assumptions used in preparing the estimates and a detailed description of the cut-off grade determinination, please refer to Chapter 11 of the Toquepala operations technical report summary prepared by qualified persons, under Exhibit 96.2 to this Form 10-K.

Copper content in indicated mineral resources increased by 43.8% while copper content in inferred mineral resource decreased by 32.8% compared with similar figures of 2021. The increase in the indicated mineral resource copper content was mainly due to conversion of inferred to indicated through the additional geological and grade confidence information from a drilling program in 2022. As well as a portion of the probable mineral reserves were converted back to indicated mineral resources due to the elevated cut-off grade strategy used for the production years 2023 to 2026 and a as leach cost adjustment affecting the cut-off. See the changes to the cut-off grade strategy in the Mineral reserves section below.

Mineral reserves

The following table contains the summary of copper and molybdenum mineral reserves for Toquepala as of December 31, 2022, based on long-term price assumptions of $3.30 and $10.00 per pound, respectively. The metal prices were fixed over the remaining 50 years of mine life:

	2022				2021
Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Proven mineral reserves	—	—%	—%	—	—	—%	—%	—
Probable mineral reserves (mill)	2,144.6	0.47%	88.2%	22,157.2	2,463.3	0.46%	88.1%	25,132.8	(11.8)%
Probable mineral reserves (dump leach)	2,503.3	0.15%	8.0%	8,668.2	3,195.2	0.15	8.0%	10,246.3	(15.4)%
Total mineral reserves	4,647.9	0.30%	8.0 - 88.2%	30,825.4	5,658.5	0.28%	8.0 - 88.1%	35,379.1	(12.9)%

Molybdenum	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Proven mineral reserves	—	—%	—%	—	—	—%	—%	—
Probable mineral reserves	2,144.6	0.021%	68.1%	1,014.0	2,463.3	0.021%	68.5%	1,145.0	(11.4)%
Total mineral reserves	2,144.6	0.021%	68.1%	1,014.0	2,463.3	0.021%	68.5%	1,145.0	(11.4)%

(1)	Mineral reserves are current as at December 31, 2022.
(2)	The reference point for the estimate is delivery to the process plant. Figures have been rounded.
(3)	Dump leach is made up of dump leach material to be mined, and dump leach material on leach dump.
(4)	Mineral reserves are constrained within a smoothed designed pit based on copper and molybdenum only. The following parameters were used in estimation: assumption of open pit mining methods; assumption of concentration and leaching processes; copper price of $3.30/lb, molybdenum price of $10.00/lb; variable NSR cut-off values of $10.84–$12.64/t-processed for concentration material; a NSR cut-off value of $0.819/t-processed for leaching material; mining recovery of 100%; 6% mining dilution; 22% reduction factor applied to molybdenum grade; variable metallurgical recoveries (average LOM recoveries of 88.2% for copper by concentration, 68.1% for molybdenum by concentration, and 16.1% for copper by leaching excluding leach ore existing in leach dumps, and 8.0% for copper by leaching including leach ore existing in leach dumps); average copper recoveries of 97.4% for smelting and 99.9% for refining; variable mining costs that range from $2.46–$4.26/t-mined; average process costs of $8.384/t-processed for concentration material, and $0.819/t-processed for leaching material; average smelting and refining cost of $0.382/lb Cu; selling costs of $-0.0024/lb Cu for concentration process, $1.679/lb Mo for concentration process, and $-0.009/lb Cu for leaching process; 1% NSR royalty applied to Cu and Mo; and 60% of the leachable material will be leached and processed by the SX/EW plant. See note below on the modification of the cut-off by using an elevated cut-off grade strategy to increase cash flow in production years 2023 to 2026.
(5)	For further information on assumptions used in preparing the estimates and a detailed description of the cut-off grade determinination, please refer to Chapter 12 of the Toquepala operations technical report summary prepared by qualified persons, under Exhibit 96.2 to this Form 10-K.

Copper content in mineral reserves in the Toquepala mine decreased 12.9% in 2022, compared to 2021’s figures, due to the following factors:

-	Mill Cutoff grade strategy changed as follow:

•Production Years 2023 to 2025: ≥ 0.25 % Cu

•Production Year 2026: ≥0.24 % Cu

•Production Year 2027 to end of mine life: marginal COG as described in Chapter 12 of the Toquepala operations technical report summary and filed as Exhibit 96.2 of this Form 10-K.

-	Leach Cost adjustment
-	Production depletion from calendar year 2022

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

The off gases from the smelter are treated to recover over 92% of the incoming sulfur received in the concentrates to produce 98.5% sulfuric acid. The gas stream from the smelter with 11.34% SO2 is split between two plants: The No. 1 acid plant (double absorption/double contact) and the No. 2 plant (double absorption/double contact). Approximately, 16% of the acid produced is used at our facilities with the balance sold to third parties.

In 2010, the Ilo smelter marine trestle started operations. This facility allows us to offload directly to offshore ships the sulfuric acid produced, avoiding hauling cargo through the city of Ilo. The 500-meter-long marine trestle is the last part of the Ilo smelter modernization project. Currently all overseas shipments of sulfuric acid are being made using the marine trestle.

The smelter also has two oxygen plants. Plant No. 1, which has a production capacity of 272 tonnes per, and Plant No.2, with a capacity of 1,045 tonnes per day.This facility also has auxiliary plants (sea water intake and two desalinization plants).

The table below contains production information for 2022, 2021 and 2020 for our Ilo smelter plant:

					Variance 2022 -
					2021
Smelter		2022	2021	2020	Volume	%
Concentrate smelted	(kt)	1,242.0	1,089.2	1,210.6	152.8	14.0%
Average copper recovery	(%)	96.3	97.4	97.4	(1)	(1.1)
Anode production	(kt)	350.8	309.2	346.7	41.6	13.5%
Average anode grade	(%)	99.78	99.78	99.77	—	—%
Blister production	kt	2.1	2.6	4.2	(0.5)	(19.2)%
Average blister grade	(%)	99.18	99.03	99.29	0.15	0.15%
Sulfuric acid produced	(kt)	1,210.2	1,066.5	1,203.9	143.7	13.5%

Key: kt = thousand tonnes

Refinery

The Ilo refinery consists of an electrolytic plant, a precious metal plant and a number of ancillary facilities. The refinery is producing grade A copper cathode of 99.998% purity. The plant was acquired in 1994 and modernized to produce 246,000 t/a of copper cathodes. It was subsequently expanded to the current nominal capacity of 294,763 tonnes per year. Anodic slimes are recovered from the refining process and then sent to the precious metals facility to produce refined silver, refined gold and commercial grade selenium.

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

The table below contains production information for 2022, 2021 and 2020 for our Ilo refinery and precious metals plants:

					Variance 2022 -
					2021
Refinery		2022	2021	2020	Volume	%
Cathodes produced	(kt)	289.7	260.2	286.3	29.6	11.4%
Average copper grade	(%)	99.999	99.999	99.999	—	—%
Refined silver produced	(000 Kg)	116.4	124.0	123.4	(7.6)	(6.1)%
Refined gold produced	(kg)	185.8	215.8	227.5	(30.0)	(13.9)%
Commercial grade selenium produced	(tons)	56.9	48.2	52.7	8.7	18.0%

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

The industrial railroad’s main equipment includes locomotives of different types and rolling stock with different types of cars and capacities. The track runs in a single 214 kilometer standard gauge line and supports a 30-ton axle load. The total length of the track system is around 257 kilometers including main yards and sidings. The infrastructure includes 27 kilometers of track under tunnels and one concrete bridge. The industrial railroad includes a car repair shop which is responsible for maintaining and repairing the car fleet. Annual transported tonnage is approximately 5.6 million tonnes.

Tia Maria Project

The Tia Maria Project is in the District of Cocachacra, Mejia and Deán Valdivia, Province of Islay, and Arequipa Region. The Project is located 118 km from Moquegua, 125 km from Arequipa, 120 km from the District of Ilo, and 980 km from Lima. The Project centroid is at approximately 17º 00’ 21.06” S and 71º 49’ 44.94” W. The mine gate will be situated at Pampa Cachendo. Mine access will be from the Pan-American Highway, diverting off the highway to the Project access road at km 1027–1028, between Arequipa and Moquegua, approximately 17 km before the town of El Fiscal.

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

Mineral resources

The following table contains the summary of copper mineral resources for the La Tapada and Tia Maria deposits as of December 31, 2022, based on long-term price assumptions of $3.80 per pound, fixed over the 20 year mine life:

La Tapada	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Indicated mineral resources	90.4	0.21%	69%	420.3
Measured + Indicated mineral resources	90.4	0.21%	69%	420.3
Inferred mineral resources	1.6	0.18%	69%	6.4

Tia Maria	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Indicated mineral resources	35.5	0.17%	65%	135.2
Measured + Indicated mineral resources	35.5	0.17%	65%	135.2
Inferred mineral resources	21.8	0.22%	65%	107.8
(1)	Mineral resources are reported in situ and are current as at December 31, 2022. Figures have been rounded.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	The cut-off grade used for mineral resource estimation was 0.08% Cu. Mineral resources are constrained within a wireframe constructed at a 0.1% total copper cut-off grade.

(4)	Mineral resources are reported within a conceptual pit shell that uses the following input parameters: metal prices of $3.80/lb Cu; metallurgical recovery assumptions of 69% for La Tapada and 65% for Tía María; base mining costs of $1.40/t mined and incremental haul costs of $0.017/t mined; process operating costs of $3.78/t processed for La Tapada and $3.61/t processed for Tía María; general and administrative costs of $0.37/t processed; transport and freight costs of $0.04/lb Cu; an assumed copper cathode premium of $0.03/lb Cu, and a royalty payable of 1%. Average pit slope angles were used for the north and south geotechnical zones in each deposit, and ranged from 35º–39º.
(5)	No estimates for gold, silver, or molybdenum are reported for leachable material as these elements cannot currently be recovered using the leach process envisaged.
(6)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determinations, please refer to Chapter 11 of the Tia Maria project technical report summary prepared by qualified persons, under Exhibit 96.3 of Form 10-K/A filed on March 7, 2022.
(7)	Wood is the third-party firm; its mining experts were responsible for the estimate.
(8)	There were no changes with regard to the figures reported in 2021.

Mineral reserves

The following table contains the summary of copper mineral reserves for the La Tapada and Tia Maria deposits as of December 31, 2022, based on long-term price assumptions of $3.30 per pound, fixed over the estimated 20-year mine life:

La Tapada	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Proven mineral reserves	—	—%	—%	—
Probable mineral reserves	487.6	0.41%	69%	4,449.2
Total mineral reserves	487.6	0.41%	69%	4,449.2

Tia Maria	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Proven mineral reserves	—	—%	—%	—
Probable mineral reserves	223.8	0.29%	65%	1,412.5
Total mineral reserves	223.8	0.29%	65%	1,412.5

(1)	Mineral reserves are current as at December 31, 2022.
(2)	The reference point for the estimate is delivery to the process facility.
(3)	Four oxide stockpiles for material grading less than the run-of-mine cut-off but >0.08% Cu are planned, with two stockpile locations at each open pit.
(4)	Mineral reserves are constrained within an optimized pit shell that uses the following parameters: assumption of open pit mining methods; assumption of heap leach processing; copper price of $3.30/lb; copper cut-off grade of 0.10% Cu; mining recovery of 100%; metallurgical recovery of 69% at La Tapada and 65% at Tía María; total mining costs (base, incremental and sustaining) of $1.466/t mined; process costs of $3.779/t processed at La Tapada and $3.614/t processed at Tía

María; process sustaining capital costs of $0.155/t processed, general and administrative costs of $0.373/t processed;

transport costs (rail, port, freight) of $0.034/lb Cu; a copper cathode premium payable of $0.026/lb Cu; and assumption of a 1% royalty payment.

(5)	For further information on assumptions used in preparing the estimates, including a detailed description on the cut-off determinations, please refer to Chapter 12 of the Tia Maria project technical report summary prepared by qualified persons, under Exhibit 96.3 of Form 10-K/A report filed on March 7, 2022.
(6)	Wood is the third-party; its mining experts were responsible for the estimate.
(7)	There were no changes with regard to the mineral reserves figures reported in 2021.

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

The property is currently under the exploration stage. We commenced exploration in the Los Chancas area in 1997. The initial Environmental Assessment of the Los Chancas Project was conducted in 2001 and updated in 2008. A semi-detailed environmental impact assessment was completed in 2010. Additionally, we completed baseline studies from 2012 through 2020 and have community initiatives in place in the project area of influence. In 2022, we continued to engage in social and environmental improvement efforts for the local communities and worked on the project´s environmental impact assessment. As of December 31, 2022 a part of the project´s land continued to be occupied by illegal miners, some of whom have irregularly registered their stakes in the "Integral Registry of Mining Formalization" (REINFO) The Company has filed criminal complaints and sought other legal remedies, which have result in the annulment of the claims of 70 illegal miners while five cases remain open. Los Chancas envisions an open-pit mine with a combined operation of concentrator and SX-EW processes.

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

Mineral resources

The following table contains the summary of copper mineral resources for Los Chancas as of December 31, 2022, based on long-term price assumptions of $3.80 per pound, fixed over the long-term period of time that mineral resources are expected to be produced:

Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Indicated mineral resources	150	0.50%	82-84%	1,648
Measured + Indicated mineral resources	150	0.50%	82-84%	1,648
Inferred mineral resources	1,433	0.45%	82-84%	14,165

(1)	Mineral resources are reported in situ and are current as at December 31, 2022.
(2)	Mineral resources are reported within a conceptual pit shell that uses the following input parameters: metal prices of $3.80/lb Cu; metallurgical recoveries from copper leaching of 81.8% and from copper milling of 84.3%; base mining costs of $1.70/t; sustaining capital costs of $0.25/t processed; heap leach and electrowinning process operating costs of $4.29/t, mill process operating costs of $5.82/t, general and administrative costs of $1.06/t processed; and closure costs of $0.51/t processed. The marginal net smelter return cut-off values were $6.11/t for material amenable to heap leach methods and $7.64/t for material amenable to milling and flotation concentration.
(3)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Los Chancas project technical report summary prepared by qualified persons, under Exhibit 96.4 of Form 10-K/A filed by the Company on March 7, 2022.
(4)	Wood is the third-party; its mining experts were responsible for the estimate.
(5)	There were no changes with regard to the mineral resource figures reported in 2021.

Michiquillay Project

The Michiquillay project is located in the Western Cordillera of the Andes in northwest Peru, approximately 45 km from Cajamarca and 900 km northeast of Lima. The main access route to the Project is via road from Cajamarca. Initially, the paved Route 8B is used from Cajamarca to the town of La Encañada, a distance of approximately 33 km. A gravel road is then used from La Encañada to the project site, approximately 14 km. The communities of Michiquillay and Encañada are 2 km and 14 km from the project, respectively. Access within the project is via various gravel and two-track roads that link areas where drilling is planned. The closest airport is at Cajamarca, which is serviced by regular flights from Lima.

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

The property is currently under the exploration stage. Previous work in the project was conducted by Northern Peru Mining Company, American Smelting and Refining Company, later Asarco LLC, Minero Peru S.A., and various Anglo American subsidiaries. In June 2018, Southern Copper purchased the project from Activos Mineros S.A.C. for a total purchase price of $400 million and made an initial payment of $12.5 million. In June 2021, we paid an additional $12.5 million to acquire the project. The remaining balance of $375 million will be paid if we decide to develop the project. In 2021, we signed Social Agreements with the Michiquillay and La Encañada communities. Additionally, on October 1, 2021 the Peruvian Ministry of Energy and Mines approved the semi-detailed Environmental Impact Study for the project. In the fourth quarter of 2022, the Company informed MINEM that it had begun exploration activities and initiated an assessment of existing mineral resources at depth. In 2022, we drilled 1,585 meters and we plan to conduct a diamond drilling program of 40,000 meters and continue developing social programs for local communities for 2023.

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

Mineral resources

The following table contains the summary of copper mineral resources for Michiquillay as of December 31, 2022, based on long-term price assumptions of $3.80 per pound, fixed over long-term period that would be expected to be required to produce the mineral resources:

Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Indicated mineral resources	—	—%	—%	—
Measured + Indicated mineral resources	—	—%	—%	—
Inferred mineral resources	2,288.0	0.43%	85%	21,554.8

(1)	Mineral resources are reported in situ and are current as at December 31, 2022.
(2)	Mineral resources are reported within a conceptual pit shell that uses the following input parameters: metal prices of $3.80/lb Cu; copper metallurgical recovery assumptions of 85.4%; base mining costs of $1.70/t; mill process operating costs of $5.82/t, general and administrative costs of $1.12/t; variable pit slope angles that vary from 34–38º; 3% NSR royalty payable to Activos Mineros Mineral resources are reported above a cut-off grade of 0.1% Cu.
(3)	Wood chose a cut-off grade of 0.1% Cu to report mineral resource estimates as based on the above assumptions it provides reasonable prospects of economic extraction.
(4)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Michiquillay project technical report summary prepared by qualified persons, under Exhibit 96.5 of Form 10-K/A filed by the Company on March 7, 2022.
(5)	Wood is the third-party; its mining experts were responsible for the estimate.
(6)	There were no changes with regard to the mineral resource figures reported in 2021.

MEXICAN OPERATIONS

The map below indicates the approximate locations of our Mexican mines and processing facilities:

UNITED STATES OF AMERICA
110°
100°
BUENAVISTA ZINC
EL PILAR
BUENAVISTA DEL COBRE MINE
METALLURGICAL COMPLEX
PILARES
LA CARIDAD MINE
BELLA UNION
Hermosillo
Gulf of California
EL ARCO
Chihuahua
CAMPO MEDIO
SANTA EULALIA
SANTA BARBARA
Piedras Negras
(C)
NUEVA ROSITA
26°
Monterrey
26°
Pacific Ocean
Durango
SAN MARTIN
CHARCAS
CHALCHIHUITES
Zacatecas
SLP
ZINC PLANT
Gulf of Mexico
110°
MEXICO
LEGEND
UNDERGROUND MINES
OPEN PIT MINES / COAL (C)
PLANTS, SMELTERS AND REFINERIES
MAIN EXPLORATION PROJECTS
INTERNATIONAL BORDER
STATE BORDER
CAPITAL CITY
Mexico City
TAXCO
Guerrero
GUATEMALA
16°
16°
100°
0 100 200 Kms

MEXICAN MINES AND PROCESSING FACILITES

Date: January, 2023

Graphic Scale

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

The map below indicates the approximate location of, and access to, our Mexican open-pit mine complexes and our processing facilities:

Tucson
EE UU
MEXICO
Benson
Tombstone
Nogales
Nogales
Agua Prieta
BUENAVISTA MINE
Cananea
Imuris
Caborca
Bacoachi
LA CARIDAD MINE
Santa Ana
Nacozari de Garcia
SONORA
CHIHUAHUA
Moctezuma
Ures
Mazocahui
Hermosillo

UNITED SATATES OF AMERICA
LEGENG
BUENAVISTA MINE
MINES
INTERNATIONAL BORDER
STATE LIMIT
LA CARIDAD MINE
CAPITAL CITY
Hermosillo
Chihuahua
Gulf of California
Pacific Ocean
Gulf of México
México City

MAP SHOWING LOCATION ANS ACCESS TO LA CARIDAD AND BUENAVISTA DEL COBRE FACILITIES

Date: January, 2023

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

The original concentrator currently has a nominal milling capacity of 82,000 tonnes per day. The second concentrator began operations in 2016 and currently has a nominal milling capacity of 115,000 tonnes per day. The SX-EW facilities have a cathode production capacity of 174,470 tonnes per year. The Buenavista ore body is considered one of the world’s largest porphyry copper deposits. Buenavista is the oldest continuously operated copper mine in North America, with operations dating back to 1899. High grade ore deposits in the district were mined exclusively using underground methods. The Anaconda Company acquired the property in 1917. In the early 1940s, Anaconda started developing the first open-pit in Buenavista. In 1990, through a public auction procedure, Minera Mexico acquired 100% of the Buenavista mining assets for $475 million. Buenavista is currently applying conventional open-pit mining methods to extract copper ore for further processing in the concentrator. Additionally, a new zinc concentrator is under construction, which will increase milling capacity and will allow us to recover zinc, along with copper and molybdenum contents. This new zinc plant is expected to begin operations in the third quarter of 2023.

The following table contains production information for 2022, 2021 and 2020 for Buenavista:

					2022 - 2021
					Variance
		2022	2021	2020	Volume	%
Mine annual operating days		365	365	366
Mine:
Total ore mined	(kt)	74,180	74,234	72,895	(54)	(0.1)%
Copper grade	(%)	0.528	0.527	0.527	0.001	0.2%
Leach material mined	(kt)	122,630	139,070	128,118	(16,440)	(11.8)%
Leach material grade	(%)	0.21	0.196	0.211	0.014	7.1%
Stripping ratio	(x)	0.72	0.52	0.29	0.20	38.5%
Total material mined	(kt)	337,727	324,860	259,860	12,867	4.0%
Concentrator:
Total material milled	(kt)	74,121	74,302	73,011	(181)	(0.2)%
Copper recovery	(%)	86.57	87.18	86.72	(0.61)	(0.7)%
Copper concentrate	(kt)	1,482.3	1,464.9	1,398.4	17.4	1.2%
Copper in concentrate	(kt)	339.0	341.0	334.0	(2.0)	(0.6)%
Copper concentrate average grade	(%)	22.87	23.28	23.88	(0.4)	(1.8)%
SX‑EW plant
Estimated leach recovery	(%)	67.00	65.00	66.00	2.00	3.1%
SX‑EW cathode production	(kt)	93.3	81.8	98.2	11.5	14.1%
Molybdenum
Molybdenum grade	(%)	0.01	0.01	0.01	—	—%
Molybdenum recovery	(%)	70.46	68.97	67.26	1.49	2.2%
Molybdenum concentrate	(kt)	10.48	10.21	10.44	0.27	2.6%
Molybdenum concentrate average grade	(%)	51.24	51.22	52.39	0.02	0.0%
Molybdenum in concentrate	(kt)	5.37	5.23	5.47	0.14	2.7%

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

SX-EW Plant

The Buenavista unit operates a leaching facility and three SX-EW plants. All copper ore with a grade lower than the mill cut-off grade of 0.30%, but higher than 0.15%, is delivered to the leach dumps. A cycle of leaching and resting occurs for approximately five years in the run-of-mine dumps and three years for the crushed leach material. A review of the cut-off grades based on economics is recommended to be reassessed as described above.

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

In July 2020, the OMNI 505 radar began operating. As such, we currently have two working radars, which allow us to cover 95% of the slopes in the operating areas of the mine. In 2021, we acquired two pieces of equipment for additional monitoring and began developing a geotechnical study for the mine with the support of a specialized consulting firm. The results of the study concluded in 2022 and included recommendations for updates to the bench design which have not been incorporated in the current estimation of Mineral Reserves.These recommendations should be reviewed for potential updates to the ultimate pit design.

During 2022, we continued with the diamond exploration and reverse circulation programs for the quantification and certification of resources and reserves, considering the limits of the final slope design (LOM). During this period, a total of 24,865 linear meters were developed distributed in a total of 35 diamond exploration holes. 8,105 tested samples for 18 chemical elements were generated and 1,425 samples related to QA/QC analysis (control samples) were included. We also drilled 4,332 meters of exploration with reverse circulation that were distributed into 45 holes for short-term planning. All exploration information contains lithological descriptions, geomechanical data, QA/QC data, orientations, densities and final coordinates.

Mineral resources

The following table contains the summary of copper, molybdenum and zinc mineral resources for Buenavista as of December 31, 2022, based on long-term price assumptions of $3.80, $11.50 and $1.32 per pound, respectively:

	2022
Copper plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)	Variation Copper	Variation Molybdenum	Variation Zinc
Measured mineral resources	—	—%	—%	—%	—	—	—
Indicated mineral resources	764	0.34%	0.005%	0.07%	5,664	88	1,182	(28.2)%	(21.6)%	(18.4)%
Measured + Indicated mineral resources	764	0.34%	0.005%	0.07%	5,664	88	1,182	(28.2)%	(21.6)%	(18.4)%
Inferred mineral resources	13,015	0.21%	0.004%	0.03%	56,584	1,080	8,089	(15.7)%	(16.9)%	(14.8)%

Zinc plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—%	—%	—%	—	—	—
Indicated mineral resources	148	0.46%	0.002%	0.78%	1,561	4	2,416	(16.4)%	(33.3)%	(22.8)%
Measured + Indicated mineral resources	148	0.46%	0.002%	0.78%	1,561	4	2,416	(16.4)%	(33.3)%	(22.8)%
Inferred mineral resources	143	0.43%	0.003%	0.49%	1,393	7	1,638	(23.9)%	(50.0)%	(22.0)%

Leach plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—	—%	—%	—	—	—
Indicated mineral resources	77	0.13%	—%	—%	196	—	—	(14.4)%	—	—
Measured + Indicated mineral resources	77	0.13%	—%	—%	196	—	—	(14.4)%	—	—
Inferred mineral resources	2,838	0.14%	—%	—%	8,538	—	—	(28.3)%	—	—

	2021
Copper plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—%	—%	—%	—	—	—
Indicated mineral resources	944	0.38%	0.005%	0.07%	7,893	112	1,448
Measured + Indicated mineral resources	944	0.38%	0.005%	0.07%	7,893	112	1,448
Inferred mineral resources	14,467	0.21%	0.004%	0.03%	67,113	1,301	9,491

Zinc plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—%	—%	—%	—	—	—
Indicated mineral resources	183	0.46%	0.002%	0.78%	1,867	7	3,128
Measured + Indicated mineral resources	183	0.46%	0.002%	0.78%	1,867	7	3,128
Inferred mineral resources	194	0.43%	0.003%	0.49%	1,830	13	2,101

Leach plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—	—%	—%	—	—	—
Indicated mineral resources	82	0.13%	—%	—%	229	—	—
Measured + Indicated mineral resources	82	0.13%	—%	—%	229	—	—
Inferred mineral resources	3,812	0.14%	—%	—%	11,901	—	—

(1)	Mineral resources are reported in situ and are current as at December 31, 2022.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Copper content in mineral resources in 2022 was 15.7% lower than 2021 estimate, due to updates to the Mineral Reserve ultimate pit based on revised cut-off grades.
(4)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Buenavista del Cobre technical report summary prepared by qualified persons, under Exhibit 96.6 to this Form 10-K.

Mineral reserves

The following table contains the summary of copper, molybdenum and zinc mineral reserves for Buenavista as of December 31, 2022, based on long-term price assumptions of $3.30, $10.00 and $1.15 per pound, respectively:

	2022
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)	Variation Copper	Variation Molybdenum	Variation Zinc
Sulfide ROM Ore - Copper plant	2,020	0.42%	0.007%	—%	18,529	333	—	9.8%	(2.9)%	—
Sulfide ROM Ore - Zinc plant	96	0.39%	—%	1.43%	824	—	3,018	55.2%	—	43.9%
Sulfide ROM Ore - Total	2,116	0.41	—		19,353	333	3,018	11.1%	(2.9)%	43.9%
Leachable Ore	1,132	0.22%	—%	—%	5,456	—	—	(0.9)%	—	—

	2021
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Sulfide ROM Ore - Copper plant	2,104	0.36%	0.007%	—%	16,881	343	—
Sulfide ROM Ore - Zinc plant	68	0.36%	—%	1.40%	531	—	2,097
Sulfide ROM Ore - Total	2,172				17,412	343	2,097
Leachable Ore	1,126	0.22%	—%	—%	5,506	—	—

(1)	Mineral reserves are current as at December 31, 2022.
(2)	The reference point for the estimate is delivery to the process plant.
(3)	Copper content in mineral reserves in 2022 slightly decreased compared to 2021 due to mining and revised cut-off grade parameters.
(4)	The estimated Cu leach cut-off grade would be approximately 0.06% based on the leach value calculation above. This differs from the current practice where any material above a Cu grade of 0.07% and less than mill cut-off of 0.30% reports to the leach pad (whether ROM or crushed).
(5)	The Cu equivalent cut-off used to calculate the Mineral Reserves, was approximately 0.11% Cu.
(6)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 12 of the Buenavista operations technical report summary prepared by qualified persons, under Exhibit 96.6 to this Form 10-K.

The variations registered for mineral resources and reserves from 2021 to 2022 were attributable to:

-	Mill Cutoff strategy was reduced from 0.30 TCU in year 2023 to break-even 0.12 TCU in year 2027 to LOM.
-	Production depletion from year 2022.

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

The mining claims held by La Caridad unit cover an area of about 103,821 hectares for exploration and exploitation activities. Surface rights are held by a combination of private ownership and agreements with local ejidos. Ejidos are agrarian land grants held by a group of people. The agreements allow for exploration and mining activities. The La Caridad complex imports natural gas from the United States through its pipeline (between Douglas, Arizona and Nacozari, Sonora). The electrical power is supplied to site from the utility grid via 230 kV overhead transmission lines. The bulk of demand is supplied by MGE, a subsidiary of Grupo Mexico. The primary fresh water source is the La Angostura Dam located approximately 29 km to the northeast of the La Caridad mine.

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

In 2020, the final ore reserve estimation report for the Bella Union prospect was integrated into the La Caridad Block Model and in 2021 it was considered in the new life of mine that was delivered in January 2022. The Bella Union prospect is a mineralized copper and molybdenum breccia deposit; the site is located at less than one kilometer from the border of La Caridad pit.

The table below contains production information for 2022, 2021 and 2020 for La Caridad:

					Variance
					2022 - 2021
		2022	2021	2020	Volume	%
Mine annual operating days		365	365	366
Mine
Total ore mined	(kt)	34,099	34,876	34,949	(777.0)	(2.2)%
Copper grade	(%)	0.303	0.340	0.361	(0.0)	(10.9)%
Leach material mined	(kt)	30,113	35,230	29,561	(5,117.0)	(14.5)%
Leach material grade	(%)	0.201	0.212	0.220	(0.0)	(5.2)%
Stripping ratio	(x)	0.65	0.43	0.45	0.2	51.2%
Total material mined	(kt)	106,251	100,412	93,373	5,839.0	5.8%
Concentrator
Total material milled	(kt)	34,114	34,929	34,858	(815.0)	(2.3)%
Copper recovery	(%)	85.71	86.44	87.14	(0.7)	(0.8)%
Copper concentrate	(kt)	385.3	456.8	473.1	(71.5)	(15.7)%
Copper in concentrate	(kt)	88.5	102.7	109.7	(14.2)	(13.8)%
Copper concentrate average grade	(%)	22.97	22.48	23.18	0.5	2.2%
SX‑EW plant
Estimated leach recovery	(%)	34.46	38.11	38.04	(3.7)	(9.6)%
SX‑EW cathode production	(kt)	23.34	25.38	25.85	(2.0)	(8.0)%
Molybdenum
Molybdenum grade	(%)	0.034	0.035	0.036	(0.0)	(2.9)%
Molybdenum recovery	(%)	81.67	82.44	82.82	(0.8)	(0.9)%
Molybdenum concentrate	(kt)	17.8	18.9	19.3	(1.1)	(5.8)%
Molybdenum concentrate average grade	(%)	53.58	53.92	54.48	(0.3)	(0.6)%
Molybdenum in concentrate	(kt)	9.6	10.2	10.5	(0.6)	(5.9)%

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

SX-EW Plant

Approximately 983.9 million tonnes of leaching ore with an average grade of approximately 0.239% copper was extracted from the La Caridad open-pit mine and deposited in leaching dumps to December 31, 2022. All copper ore with a grade lower than the current mill cut-off grade 0.30%, but higher than 0.15% copper, is at present delivered to the leaching dumps. In 1995, we completed the construction of a SX-EW facility at La Caridad that has allowed us to process this ore and certain leach mineral reserves that were not mined; this has led to a subsequent reduction in our copper production costs. The SX-EW facility has an annual design capacity of 21,900 tonnes of copper cathodes. These cut-off grades need to be re-assessed as the mineral reserves stated were estimated utilizing an economic cut-off value.

The plant has three trains of solvent extraction with a nominal capacity of 2,400 cubic meters per hour and has 94 electrowinning cells, which are distributed in a single electrolytic bay. The plant has a daily production capacity of 65 tonnes of copper cathodes with 99.999% purity.

Slope stability

In 2004, our 15-year mine plan study for the La Caridad mine was awarded to an independent consulting firm to conduct a geotechnical evaluation. The purpose of the plan was to develop a program of optimum bench design and inter-ramp slope angles for the open-pit. The results of the evaluation presented by the consultants included a recommendation of a maximum average bench face angle of 72 degrees. Additionally, single benching was recommended for the upper sections of the west, south and east walls of the main pit. Double benching was recommended for the lower levels of the main pit and single benching for the upper slope segments that consist of either alluvial material, mine waste dumps or mineralized stockpile material. Alternatively, slopes in these types of materials, may be designed with an overall 37-degree slope. The geostructural and geotechnical parameters recommended were applied in the pit design for the new life of mine plan for La Caridad mine, which was prepared in 2015. This mine plan replaced the 15-year mine plan prepared in 2010. However, since final pit limits have yet to be established at La Caridad, all current pit walls are effectively working slopes. Geostructural and geotechnical data collected at the open-pit mine from cell-mapping and oriented-core drilling databases provided the basis for the geotechnical evaluation and recommendations. Additional geotechnical drilling is required in the expanded areas of the Mineral Reserve ultimate pit shell which are beyond the design sector limits.

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

In 2022, a Geotechnical Engineer in charge of the Geotechnical Department, took care of the two radars to create information and to make daily monitoring reports as well as giving recommendations to the Operation Department to have a safer mining process. Geostructural data from cell-mapping is being collected. We use the Maptek XR3 scanner to monthly monitor the TSF #7 dam stability. The inter-ramp slope angles are updated weekly, as the topography changes, to know if we continue within the recommended level.

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources for La Caridad as of December 31, 2022, based on long-term price assumptions of $3.80 and $11.50 per pound, respectively:

	2022
Leach process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million tonnes)	Contained molybdenum (million tonnes)	Variation Copper	Variation Molybdenum
Measured mineral resources	—	—%	—%	—	—	—	—
Indicated mineral resources	684	0.07%	—%	0.5	—	0.0%	—
Measured + Indicated mineral resources	684	0.07%	—%	0.5	—	0.0%	—
Inferred mineral resources	526	0.08%	—%	0.4	—	(33.3)%	—

Mill process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million tonnes)	Contained molybdenum (million tonnes)	Variation Copper	Variation Molybdenum
Measured mineral resources	—	—%	—%	—	—	—	—
Indicated mineral resources	3,934	0.16%	0.028%	6.2	1.10	(42.6)%	(34.5)%
Measured + Indicated mineral resources	3,934	0.16%	0.028%	6.2	1.10	(42.6)%	(34.5)%
Inferred mineral resources	2,974	0.14%	0.025%	4.0	0.70	(21.6)%	(30.7)%

	2021
Leach process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million tonnes)	Contained molybdenum (million tonnes)
Measured mineral resources	—	—%	—%	—	—
Indicated mineral resources	817	0.06%	—%	0.5	—
Measured + Indicated mineral resources	817	0.06%	—%	0.5	—
Inferred mineral resources	927	0.06%	—%	0.6	—

Mill process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million tonnes)	Contained molybdenum (million tonnes)
Measured mineral resources	—	—%	—%	—	—
Indicated mineral resources	6,455	0.17%	0.026%	10.8	1.68
Measured + Indicated mineral resources	6,455	0.17%	0.026%	10.8	1.68
Inferred mineral resources	4,039	0.13%	0.025%	5.1	1.01

(1)	Mineral resources are reported in situ and are current as at December 31, 2022.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Copper content in mineral resources in 2022 decreased significantly compared with 2021 estimate due to the increase in the Mineral Reserve estimate.
(4)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the La Caridad operations technical report summary prepared by qualified persons, under Exhibit 96.7 to this Form 10-K.

Mineral reserves

The following table contains the summary of copper and molybdenum mineral reserves for La Caridad as of December 31, 2022, based on long-term price assumptions of $3.30 and $10.00 per pound, respectively.

	2022
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Variation Copper	Variation Molybdenum
Leach process	198	0.09%	—%	395	—	387.7%	—
Mill process	2,100	0.21%	0.028%	9,737	1,286	398.1%	595.1%

	2021
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)
Leach process	43	0.09%	—%	81	—
Mill process	372	0.24%	0.02%	1,955	185

(1)	Mineral reserves are current as at December 31, 2022.
(2)	The reference point for the estimate is the leach pad or concentrator.
(3)	The estimated Cu leach cut-off grade would be approximately 0.03% based on the leach value calculation.
(4)	The Cu equivalent cut-off is approximately 0.11% Cu.
(5)	Copper content in mineral reserves in 2022 increased significantly compared with 2021 estimate due to the increase in the Tailings Storage Facility capacity from, which has increased the mine life from 11 years to 60 years.
(6)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 12 of the La Caridad operations technical report summary prepared by qualified persons, under Exhibit 96.7 to this Form 10-K.

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

Refinery

La Caridad includes an electrolytic copper refinery that uses permanent cathode technology. The installed capacity of the refinery is 300,000 tonnes per year. The refinery consists of an anode plant with a preparation area, an electrolytic plant with an electrolytic cell house with 1,115 cells and 32 liberator cells, two cathode stripping machines, an anode washing machine, a slime treatment plant and a number of ancillary facilities. The refinery is producing grade A (LME) and grade 1 (COMEX) copper cathode of 99.99% purity. Anodic slimes are recovered from the refining process and sent to the slime treatment plant, where additional copper is extracted. The slimes are then filtered, dried, packed and shipped to the La Caridad precious metals refinery to produce silver and gold.

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

The table below contains production information for 2022, 2021 and 2020 for the La Caridad processing facilities:

					Variance
					2022 - 2021
		2022	2021	2020	Volume	%
Smelter
Total copper concentrate smelted	(kt)	1,052.0	1,047.3	1,029.5	4.7	0.4%
Anode copper production	(kt)	287.1	289.0	285.3	(1.9)	(0.7)%
Average copper content in anode	(%)	99.43	99.46	99.45	(0.03)	(0.0)%
Average smelter recovery	(%)	96.80	96.3	96.3	0.5	0.5%
Sulfuric acid production	(kt)	1,001.3	990.0	967.5	11.3	1.1%
Refinery
Refined cathode production	(kt)	245.7	242.7	240.4	3.0	1.2%
Refined silver production	(000 kg)	266.5	236.7	252.8	29.8	12.6%
Refined gold production	(Kg)	1,096.4	1,029.1	1,028.1	67.3	6.5%
Rod Plant
Copper rod production	(kt)	156.4	150.1	129.4	6.3	4.2%

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

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources for Pilares as of December 31, 2022, based on long-term price assumptions of $3.80 and $11.50 per pound, respectively:

Process	Classification	Amount (million tonnes)	Total copper	Copper oxide	Molybdenum grade	Contained copper (million pounds)	Contained molybdenum (million pounds)
Leach	Inferred	4.8	0.44%	0.22%	0.002%	45.6	—
Mill	Inferred	71.8	0.56%	0.05%	0.005%	879.9	7.7

(1)	Mineral resources are reported in situ and effective as at December 31, 2021 as reported in the Technical Report Summary dated February 24, 2022. Southern Copper has reported that mine development activity conducted at the site since that time has not materially impacted the total Mineral Resource estimates effective as at December 31, 2021. Therefore, the estimates as at December 31, 2021 are deemed to be current as at December 31, 2022. The QP has not visited the site since August 2021 and cannot independently confirm that the mine development activities have not independently impacted Mineral Resources.
(2)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Pilares project technical report summary prepared by qualified persons, under Exhibit 96.8 of the Form 10-K/A filed by the Company on March 7, 2022.
(3)	There were no changes in resources with regard to 2021’s figures. Exploration, development and technical studies are underway.

El Pilar Project

The El Pilar Property is located in north central Sonora, Mexico, about 15 kilometers south of the international border with United States. The property is situated within lands of Ejido Miguel Hidalgo (also referred to as San Lazaro), in the Santa Cruz Municipality. The El Pilar property comprises 9,571.4 hectares in 19 concessions. These concessions are wholly owned by Recursos Stingray de Cobre S.A de C.V., our wholly owned Mexican subsidiary. Additionally, a total of 1,926 hectares of surface rights have been successfully negotiated with the Ejido Miguel Hidalgo, which allows for all required land ownership rights needed for project development.

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

Mineral resources

The following table contains the summary of copper mineral resources for El Pilar as of December 31, 2022, based on long-term price assumptions of $3.80 per pound:

Copper	Amount (million tonnes)	Total copper	Soluble copper	Contained copper (million pounds)
Measured mineral resources	2.2	0.20%	0.10%	9.5
Indicated mineral resources	81.3	0.18%	0.08%	317.0
Measured + Indicated mineral resources	83.4	0.18%	0.08%	326.5
Inferred mineral resources	88.6	0.12%	0.06%	234.4

(1)	Mineral resources are reported in situ and effective as at December 31, 2021 as reported in the Technical Report Summary dated February 28, 2022. Southern Copper has reported that minor contractor activity conducted at the site since that time has not materially impacted the total Mineral Resource estimates effective as at December 31, 2021. Therefore, the estimates as at December 31, 2021 are deemed to be current as at December 31, 2022. The QP has not visited the site since August 2021 and cannot independently determine whether the contractor activities have impacted the Mineral Resources.
(2)	Mineral resources are reported exclusive of mineral reserves.

(3)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the El Pilar project technical report summary prepared by qualified persons, under Exhibit 96.9 of Form 10-K/A for the fiscal year ended December 31, 2021, filed on March 7, 2022.
(4)	There were no changes in resources with regard to 2021’s figures. Technical Studies are underway.

Mineral reserves

The following table contains the summary of copper mineral reserves for El Pilar as of December 31, 2022, based on long-term price assumptions of $3.30 per pound:

Copper	ROM Ore (million tonnes)	Copper grade	Contained copper (thousand tonnes)	Recovered copper (million pounds)
Proven mineral reserves	63	0.27%	168	370
Probable mineral reserves	254	0.25%	623	1,374
Total mineral reserves	317	0.25%	790	1,744

(1)	Mineral reserves are effective as at December 31, 2021 as reported in the Technical Report Summary dated February 28, 2022. Southern Copper has reported that minor contractor activity conducted at the site since that time has not materially impacted the original Mineral Reserves estimates. Therefore, the estimates as at December 31, 2021 are deemed to be current as at December 31, 2022. The QP has not visited the site since August 2021 and cannot independently determine whether the contractor activities have impacted the Mineral Reserves.
(2)	The reference point for the estimate is delivery to the leach pad.
(3)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 12 of the La Caridad operations technical report summary prepared by qualified persons, under Exhibit 96.9 of the Company´s Form 10-K/A for the fiscal year ended December 31, 2021, filed on March 7, 2022.
(5)	There were no changes in reserves with regard to 2021’s figures. Technical Studies are underway.

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

We hold 11 mining concessions, covering 72,131 hectares. Surfaces rights in the deposit area are held by a combination of agrarian cooperatives (ejidos) and private owners. Project water is planned to be sourced from a desalination plant, to be constructed at El Barril. Additionally, we expect to obtain power from a private provider.

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

Mineral resources

The following table contains the summary of mineral resources for El Arco as of December 31, 2022, based on long-term price assumptions of $3.80 and $10.35 per pound for copper and molybdenum, respectively, and fixed over the 35-year expected mine life.

Mill plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Gold grade (g/t)	Silver grade (g/t)	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained gold (million ounces)	Contained silver (million ounces)
Measured mineral resources	—	—%	—%	—		—	—	—	—
Indicated mineral resources	826.6	0.41%	0.008%	0.12	1.6	7,544.9	146.5	3.23	41.88
Measured + Indicated mineral resources	826.6	0.41%	0.008%	0.12	1.6	7,544.9	146.5	3.23	41.88
Inferred mineral resources	2,344.9	0.37%	0.006%	0.11	1.5	19,352.3	298.2	8.05	110.89

Leach plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Gold grade (g/t)	Silver grade (g/t)	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained gold (million ounces)	Contained silver (million ounces)
Measured mineral resources	—	—%	—%	—	—	—	—	—	—
Indicated mineral resources	51.3	0.30%	—%	—	—	335.3	—	—	—
Measured + Indicated mineral resources	51.3	0.30%	—%	—	—	335.3	—	—	—
Inferred mineral resources	63.8	0.25%	—%	—	—	350.9	—	—	—

(1)	Mineral resources are reported in situ and are current as at December 31, 2022.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Mineral resources are reported within a conceptual pit shell that is based on copper and molybdenum values only. The pit shell uses the following input parameters: metal prices of $3.80/lb Cu and $10.35/lb Mo; variable net smelter return cut-offs; mining recovery of 100%; metallurgical recoveries of 86% Cu, and 55% Mo for material sent to the mill facility, and recovery of 80% Cu (Total copper) for material sent to the heap leach pad; total mining costs (base, incremental and sustaining) of $1.206/t mined; total mill process costs (base, sustaining, tailings, G&A and molybdenum plant) of $7.80/t milled, total leaching costs (operating and SX-EW) of $1.60/t leached; miscellaneous costs (closure, payments) of $0.10/t processed; copper refining cost of $0.09/lb, copper smelting cost of $90/t concentrate, copper transport costs of $107.69/t concentrate, molybdenum transport costs of $73.67/t concentrate, and molybdenum refining/treatment cost of 12.50% (of molybdenum price). Mineral resources are constrained within a wireframe constructed at a 0.1% total copper cut-off grade.
(4)	Gold and silver are not used in the pit optimization. The gold and silver metallurgical recoveries for material that will be sent to the mill facility are forecast at 55.7% Au, and 50.2% Ag, respectively. Molybdenum, gold and silver are not expected to be recovered from the leach process.
(5)	Mineral resources are constrained within a wireframe constructed at a 0.1% total copper cut-off grade.
(6)	For further information on assumptions used in preparing the estimates, please refer to Chapter 11 of the El Arco project technical report summary prepared by qualified persons, under Exhibit 96.10 of the Company´s Form 10-K/A for the fiscal year ended December 31, 2021, filed on March 7, 2022.
(7)	There were no changes in mineral resources with regard to the figures reported in 2021.

Mineral reserves

The following table contains the summary of copper mineral reserves for El Arco as of December 31, 2022, based on long-term price assumptions of $3.30 and $9.00 per pound for copper and molybdenum, respectively, and were fixed over the 35 year expected mine life.

Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Gold grade (g/t)	Silver grade (g/t)	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained gold (million ounces)	Contained silver (million ounces)
Sulfide mill	1,229.5	0.40%	0.006%	0.14	1.8	10,822	166.7	5.6	70.5
Oxide leach	140.5	0.27%	—%	—	—	846	—	—	—

(1)	Mineral reserves are current as at December 31, 2022.
(2)	The reference point for the estimate is the point of delivery to the processing facility.
(3)	Mineral reserves are constrained within an optimized pit shell based on copper and molybdenum only.
(4)	The following parameters were used in estimation: assumption of open pit mining methods; assumption of heap leach and concentrate processing; copper price of $3.30/lb, molybdenum price of $9.00/lb; variable net smelter return cut-offs; mining recovery of 100%; metallurgical recoveries of 86% Cu, and 55% Mo for material sent to the mill facility, and recovery of 80% Cu (Total copper) for material sent to the heap leach pad; total mining costs (base, incremental and sustaining) of $1.206/t mined; total mill process costs (base, sustaining, tailings, G&A and molybdenum plant) of $7.80/t milled, total leaching costs (operating and SX-EW) of $1.60/t leached; miscellaneous costs (closure, payments) of $0.10/t processed; copper refining cost of $0.09/lb, copper smelting cost of $90/t concentrate, copper transport costs of $107.69/t concentrate, molybdenum transport costs of $73.67/t concentrate, and molybdenum refining/treatment cost of 12.50% (of molybdenum price).
(5)	Gold and silver are not used in the pit optimization. The gold and silver metallurgical recoveries for material that will be sent to the mill facility are forecast at 55.7% Au, and 50.2% Ag, respectively. Molybdenum, gold and silver are not expected to be recovered from the leach process.
(6)	For the leaching process, the internal copper cut-off was 0.049% while the breakeven copper cut-off was 0.057%.
(7)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 12 of the El Arco operations technical report summary prepared by qualified persons, under Exhibit 96.10 of the Company´s Form 10-K/A for the fiscal year ended December 31, 2021, filed on March 7, 2022.
(8)	There were no changes in mineral reserves with regard to the figures reported in 2021.

MEXICAN IMMSA UNIT

Our IMMSA unit (underground mining poly-metallic division) owns five underground mining complexes situated in central and northern Mexico, three of which are currently operating. It produces zinc, lead, copper, silver and gold. These complexes include industrial processing facilities for zinc, lead, copper and silver. All of IMMSA’s mining facilities employ exploitation systems and conventional equipment. We believe that all the plants and equipment are in satisfactory operating condition. IMMSA’s principal mining facilities are Charcas, Santa Barbara, San Martin, Santa Eulalia and Taxco.

The table below contains production information for 2022, 2021 and 2020 for our Mexican IMMSA unit:

					Variance
					2022 - 2021
		2022	2021	2020	Volume	%
Average annual operating days(*)		307	336	341
Total material mined and milled	(kt)	4,100	3,965	4,242	135	3.4%
Zinc:
Average ore grade	(%)	1.79	2.04	2.03	(0.25)	(12.3)%
Average recovery	(%)	81.62	82.87	80.01	(1.25)	(1.5)%
Concentrate produced	(kt)	124.0	135.1	133.6	(11.1)	(8.2)%
Concentrate average grade	(%)	48.38	49.58	51.61	(1.20)	(2.4)%
Zinc in concentrate	(kt)	60.0	67.0	68.9	(7.0)	(10.4)%
Lead:
Average ore grade	(%)	0.58	0.62	0.72	(0.04)	(6.5)%
Average recovery	(%)	69.49	69.20	66.93	0.29	0.4%
Concentrate produced	(kt)	32.5	33.8	38.5	(1.3)	(3.8)%
Concentrate average grade	(%)	51.00	50.66	52.86	0.34	0.7%
Lead in concentrate	(kt)	16.6	17.1	20.4	(0.5)	(2.9)%
Copper:
Average ore grade	(%)	0.39	0.41	0.44	(0.02)	(4.9)%
Average recovery	(%)	56.71	53.71	55.02	3.00	5.6%
Concentrate produced	(kt)	40.3	38.0	45.7	2.3	6.1%
Concentrate average grade	(%)	22.65	22.94	22.52	(0.29)	(1.3)%
Copper in concentrate	(kt)	9.1	8.7	10.3	0.4	4.6%
Silver:
Average ore grade	(ounces)	2.13	2.17	2.58	(0.04)	(1.8)%
Average recovery	(%)	77.22	76.59	73.08	0.63	0.8%
Concentrate average grade	(%)	34.3	31.9	36.6	2.4	7.5%
Silver in concentrates	((000) ounces)	6,749.6	6,588.5	7,982.8	161.1	2.4%

kt = thousand tonnes

(*)	Weighted average annual operating days based on total material mined and milled in the three active mines: Charcas, Santa Barbara and San Martin.

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

Mineral resources

The following table contains the summary of mineral resources for Charcas as of December 31, 2022, based on long-term metal price assumptions:

	2022				2021
Silver	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Variation
Measured mineral resources		—	—	—		—	—	—	—
Indicated mineral resources	23.00	6,057	88	17,165	23.00	5,831	91	17,118	0.3%
Measured + Indicated mineral resources	23.00	6,057	88	17,165	23.00	5,831	91	17,118	0.3%
Inferred mineral resources	23.00	15,446	97	48,207	23.00	14,206	98	44,583	8.1%

Zinc	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources		—	—	—		—	—	—	—
Indicated mineral resources	1.32	6,057	3.13%	189.7	1.32	5,831	3.45%	201.3	(5.8)%
Measured + Indicated mineral resources	1.32	6,057	3.13%	189.7	1.32	5,831	3.45%	201.3	(5.8)%
Inferred mineral resources	1.32	15,446	2.70%	416.6	1.32	14,206	2.76%	392.1	6.2%

Lead	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources		—	—	—		—	—	—	—
Indicated mineral resources	1.04	6,057	0.39%	23.5	1.04	5,831	0.42%	24.5	(3.9)%
Measured + Indicated mineral resources	1.04	6,057	0.39%	23.5	1.04	5,831	0.42%	24.5	(3.9)%
Inferred mineral resources	1.04	15,446	0.39%	60.1	1.04	14,206	0.36%	50.9	18.1%

Copper	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources		—	—	—		—	—	—	—
Indicated mineral resources	3.80	6,057	0.54%	32.6	3.80	5,831	0.53%	30.9	5.6%
Measured + Indicated mineral resources	3.80	6,057	0.54%	32.6	3.80	5,831	0.53%	30.9	5.6%
Inferred mineral resources	3.80	15,446	0.54%	84.0	3.80	14,206	0.57%	81.4	3.1%
(1)	Mineral resources are reported in situ and are current as at December 31, 2022.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Charcas operations technical report summary prepared by qualified persons, under Exhibit 96.11 to this Form 10-K.
(4)	Variations in mineral resources in 2022 were attributable to additional exploration drilling and production depletion in 2022.

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

IMMSA currently holds 33 mining concessions over the Santa Barbara property, covering a total area of 27,772.5082 hectares (ha), with the titles held 100% by the Company. There are also surface lands that cover an area of 20.92 hectares and are owned by IMMSA, which provide us within sufficient rights to any work or exploration that we require to carry out for the advancement and continuity of activities in the Santa Barbara property. There are an additional 371.07 hectares covered by a contract with the community of Santa Barbara that allows for any further work or exploration required.

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

Mineral resources

The following table contains the summary of mineral resources for Santa Barbara as of December 31, 2022, based on long-term metal price assumptions:

	2022				2021
Silver	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Variation
Measured mineral resources		—	—	—		—	—	—	—
Indicated mineral resources	23.00	23,470	100	75,343	23.00	22,534	101	72,822	3.5%
Measured + Indicated mineral resources	23.00	23,470	100	75,343	23.00	22,534	101	72,822	3.5%
Inferred mineral resources	23.00	19,664	100	63,479	23.00	19,357	102	63,722	(0.4)%

Zinc	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources		—	—	—		—	—	—	—
Indicated mineral resources	1.32	23,470	3.17%	744.2	1.32	22,534	3.24%	730.6	1.9%
Measured + Indicated mineral resources	1.32	23,470	3.17%	744.2	1.32	22,534	3.24%	730.6	1.9%
Inferred mineral resources	1.32	19,664	4.03%	792.3	1.32	19,357	3.89%	753.3	5.2%

Lead	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources		—	—	—		—	—	—	—
Indicated mineral resources	1.04	23,470	1.89%	442.6	1.04	22,534	1.92%	433.7	2.1%
Measured + Indicated mineral resources	1.04	23,470	1.89%	442.6	1.04	22,534	1.92%	433.7	2.1%
Inferred mineral resources	1.04	19,664	2.36%	464.9	1.04	19,357	2.35%	454.2	2.4%

Copper	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources		—	—	—		—	—	—	—
Indicated mineral resources	3.80	23,470	0.52%	122.9	3.80	22,534	0.53%	120.2	2.2%
Measured + Indicated mineral resources	3.80	23,470	0.52%	122.9	3.80	22,534	0.53%	120.2	2.2%
Inferred mineral resources	3.80	19,664	0.56%	109.8	3.80	19,357	0.55%	105.8	3.9%

Gold	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Variation
Measured mineral resources		—	—	—		—	—	—	—
Indicated mineral resources	1,725	23,470	0.28	210	1,725	22,534	0.30	219	(4.1)%
Measured + Indicated mineral resources	1,725	23,470	0.28	210	1,725	22,534	0.30	219	(4.1)%
Inferred mineral resources	1,725	19,664	0.17	107	1,725	19,357	0.19	117	(8.5)%

(1)	Mineral resources are reported in situ and are current as at December 31, 2022.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Santa Barbara operations technical report summary prepared by qualified persons, under Exhibit 96.12 to this Form 10-K.
(4)	Variations in mineral resources in 2022 were attributable to additional exploration drilling and production depletion in 2022.

San Martin

The San Martin mining complex is located in the municipality of Sombrerete in the northwestern part of the state of Zacatecas, Mexico. It is located approximately 185 kilometers from the city of Zacatecas. It was discovered in 1555 and mining operations in the 20th century began in 1949. The complex includes an underground mine and a flotation plant. The ore body contains lead, copper and zinc concentrates, with significant amounts of silver. The state of Zacatecas has an extensive infrastructure of roads and highways that connect the San Martín to the rest of the country. The San Martin mining unit has a paved road to Highway 45, which leads to the town of Sombrerete, 17 kilometers away. Highway 45 then connects Sombrete to Fresnillo, Zacatecas and Durango at distances of 110,171 and 125 kilometers, respectively.

The San Martin property consists of 73 mining concessions with a total surface of 10,360.95 hectares, with the titles held by IMMSA. Water is currently extracted via three deep wells in the Proaño area, storing it in a pool adjacent to the wells. Electric power is provided by the national grid via a 45 kilometer extension. The unit receives a power supply of 115 KV, the main substation has a capacity of 24 MWA.

After eleven years of an illegal stoppage, we resumed control of the San Martin mine in August 2018. The San Martin facilities deteriorated during this period and we undertook a major renovation to restart operations in the second quarter of 2019, with a total expense of approximately $90.5 million. Production at this mine was restored to full capacity at the end of the third quarter of 2019.

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

Mineral resources

The following table contains the summary of mineral resources for San Martin as of December 31, 2022, based on long-term metal price assumptions:

	2022				2021
Silver	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Variation
Measured mineral resources		—	—	—		—	—	—	—
Indicated mineral resources	23.00	11,542	92	34,311	23.00	11,728	97	36,647	(6.4)%
Measured + Indicated mineral resources	23.00	11,542	92	34,311	23.00	11,728	97	36,647	(6.4)%
Inferred mineral resources	23.00	9,176	112	32,894	23.00	8,369	107	28,716	14.5%

Zinc	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources		—	—	—		—	—	—	—
Indicated mineral resources	1.32	11,542	2.48%	285.9	1.32	11,728	2.65%	310.9	(8.1)%
Measured + Indicated mineral resources	1.32	11,542	2.48%	285.9	1.32	11,728	2.65%	310.9	(8.1)%
Inferred mineral resources	1.32	9,176	2.05%	187.8	1.32	8,369	2.18%	182.7	2.8%

Lead	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources		—	—	—		—	—	—	—
Indicated mineral resources	1.04	11,542	0.49%	56.6	1.04	11,728	0.55%	64.2	(11.9)%
Measured + Indicated mineral resources	1.04	11,542	0.49%	56.6	1.04	11,728	0.55%	64.2	(11.9)%
Inferred mineral resources	1.04	9,176	0.62%	56.4	1.04	8,369	0.61%	51.2	10.1%

Copper	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources		—	—	—		—	—	—	—
Indicated mineral resources	3.80	11,542	0.61%	70.2	3.80	11,728	0.62%	73.2	(4.1)%
Measured + Indicated mineral resources	3.80	11,542	0.61%	70.2	3.80	11,728	0.62%	73.2	(4.1)%
Inferred mineral resources	3.80	9,176	0.49%	45.4	3.80	8,369	0.53%	44.3	2.6%

(1)	Mineral resources are reported in situ and are current as at December 31, 2022.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the San Martin operations technical report summary prepared by qualified persons, under Exhibit 96.13 to this Form 10-K.
(4)	Variations in mineral resources in 2022 were attributable to additional exploration drilling and production depletion in 2022.

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

There was no mine exploration drilling at Taxco during the three-year period ended December 31, 2022 due to the strikes. Please see Note 13 “Commitments and Contingencies—Labor matters” to the consolidated financial statements.

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

The table below contains production information for 2022, 2021 and 2020 for our San Luis Potosi zinc refinery:

					Variance
					2022 - 2021
		2022	2021	2020	Volume	%
Total zinc concentrate treated	(kt)	215.3	203.6	211.6	11.7	5.7%
Refined zinc produced	(kt)	99.9	92.7	102.4	7.2	7.8%
Sulfuric acid produced	(kt)	182.1	172.4	181.0	9.7	5.6%
Refined silver produced	(kt)	18.9	19.1	16.3	(0.2)	(1.0)%
Refined gold produced	(k)	21.5	20.5	21.0	1.0	4.9%
Refined cadmium produced	(kt)	0.6	0.5	0.6	0.1	20.0%
Average refinery recovery	(%)	93.1	91.9	93.4	1.2	1.3%

kt = thousand tonnes

Nueva Rosita Coal and Coke Complex

The Nueva Rosita coal and coke complex began operations in 1924 and is located in the state of Coahuila, Mexico, on the outskirts of the city of Nueva Rosita near the Texas border. It included: (a) an underground coal mine, which has been closed since 2006; (b) an open-pit mine with a yearly capacity of approximately 350,000 tonnes of coal; (c) a coal washing plant with a capacity of 900,000 tonnes per year that produces high quality clean coal; and d) a re-engineered and modernized 21 ovens coke facility capable of producing 100,000 tonnes of coke per year (metallurgical, nut and fine) of which, 95,000 tonnes are metallurgical coke. The complex also has a by-product plant to clean the coke gas oven in which tar, ammonium sulfate and light crude oil are recovered and two boilers, which produce 80,000 pounds of steam that is used in the by-products plant. In September 2017, a decision was made by the Company to close the coke plant and to initiate the cleaning and remediation process with a current budget of $14.0 million. As of December 31, 2022, expenses totaled $8.8 million.

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

Mineral reserves are estimates of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. Mineral reserves, as used in the mineral reserve data presented in this report, means the economically mineable part of a measured or indicated resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. Proven mineral reserve is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource. Probable mineral reserve is the economically mineable part of an indicated and, in some cases, a measured mineral resource.

Our estimates of mineral reserves and mineral resources have been prepared in accordance with the disclosure requirements of S-K 1300. Pursuant to SEC guidance, qualified persons used forecast metal prices for mineral resource and mineral reserve estimation and the economic analysis. These projected prices were derived from forecasts from several analysts and banks. The commodity price forecast covered the period 2021–2025 and provided a long-term forecast for 2025 onward. As of December 31, 2022, we considered $3.30 per pound of copper and $10.00 per pound of molybdenum.

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

Chancas project:

Wood Group USA Inc.

Michiquillay project:

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

EXPLORATION ACTIVITIES

We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico, Argentina, Ecuador and Chile. We also conduct exploration in the areas of our current mining operations. We invested $41.7 million on exploration programs in 2022, $43.4 million in 2021 and $32.6 million in 2020 and we expect to spend approximately $55.6 million on exploration programs in 2023.

Currently, we directly control 237,102 hectares and 493,117 hectares of exploration concessions in Peru and Mexico, respectively. We also currently hold 239,077 hectares, 30,568 hectares and 7,299 hectares of exploration concessions in Argentina, Chile and Ecuador, respectively.

Peru

In 2022, we drilled 4,500 meters at the Chapara project, where we confirm the presence of copper porphyry mineralization and the occurrence of a copper oxide potential that is under evaluation.

For 2023, we plan to conduct a diamond drilling program of 5,000 meters at the Chapara project. Additionally, we will conduct a diamond drilling program of 5,000 meters to explore prospective areas with copper mineralization, mainly located in southern Peru. We will also continue conducting prospection programs at other Peruvian metallogenic zones, which are associated primarily with copper porphyry systems.

Mexico

In addition to exploration and drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico. The following are some of the more significant exploration projects:

The Chalchihuites. This is a skarn type deposit located in the state of Zacatecas, close to the San Martin mining unit. Drilling programs conducted between 1980 and 2014 identified 12.6 million of mineralized material with an average silver content of 110 grams per ton, 2.66% of zinc, 0.37% of lead and 0.67% of copper. Current results indicate that mineralization consists of a complex mixture of oxides and sulfides of silver, lead and zinc that requires additional metallurgical research. In 2017, we started a new drilling program of 21,000 meters to continue metallurgical research and testing. In 2018, this exploration program, which included 48 drill holes was completed. This program has been carried out in compliance with QA/QC protocol, which includes testing the specific density of different rocks and mineralized types and geochemistry sampling. In addition, 5,000 meters of core sample from the drilling program were analyzed with a hyperspectral scanner, and a study of 498 kilometers of hyperspectral imaging was conducted to recognize the geology of the entire Chalchihuites mineral district. In 2019, with the complete data from the diamond drilling program, we made a geological model of the Cronos deposit using Leapfrog software. In 2020, the sample design for a metallurgical test was completed and three metallurgical samples were delivered to an external consultant. Metallurgical tests for silver recovery will continue with semi-sulfide and oxide ores. In 2022, we drilled 2,856 meters and included 10 drill holes in the area known as Virgen Morena. Metallurgical laboratory tests continue and the final report is expected to be available at the beginning of 2023.

Campo Medio (Santa Eulalia). This prospect is located close to the west border of the Santa Eulalia mine. Results of geological surveying and drilling programs indicated that its mineralization consists of sulfides with 2.85 meters of width, 219 grams of silver, 6.60% of lead and 7.55% of zinc. Exploration at the Campo Medio area did not render positive results and exploration activities were suspended. In order to continue exploration towards the southern end of the San Antonio mine, the area must be drained because it was affected by flooding at Santa Eulalia. In 2022, this situation continued.

Chile

El Salado (Montonero). A copper-gold prospect located in the Atacama region, northern Chile has been under exploration for copper and molybdenum porphyry since 2014. In 2016 and 2017, we conducted a diamond drilling program of 22,108 meters and finished the conceptual study. In 2022, we concluded the pre-feasibility study of the project. We are currently evaluating the next steps for the project.

In 2022, we conducted diamond drilling programs of 3,382 meters and 2,400 meters at the Taruca and Chapalele prospects respectively, both located in the Atacama Region, Province of Huasco. These prospects have copper porphyry characteristics; however the results did not indicate the occurrence of mineralization of economic interest.

Other Chilean Prospects. In 2023, we plan to conduct a diamond drilling programs of 4,000 meters at the Pajonal prospect; located in the Atacama region.

Ecuador

Chaucha. The Ruta del Cobre (“Copper Road”) project is located west of Cuenca city and south of Guayaquil. The mineralization in this area is characteristic of a copper-molybdenum porphyry system which is being explored since 2014. In 2021, the infill-drilling program was concluded, totaling 121,000 meters of diamond drilling. With this information, we prepared the project’s feasibility study, which concluded in 2022. We are currently evaluating the next steps for the project.

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

Cañadon del Moro. This is a low sulfidation epithermal deposit with high longitude seams located in the Rio Negro province. We are conducting a 3,500 diamond drilling program in this prospect, of which we have drilled 1,300 meters through 2021. In 2022, we conducted a diamond drilling program of 8,864 meters to evaluate the resource. In 2023, we plan to prepare the Conceptual Study.

In 2023, we expect to complete surface geochemicall and geological mapping work at the La Hoyada and La Chilena prospects, both located in the province of Catamarca. We also plan to conduct a diamond drilling program of 2,000 meters and 3,000 meters at these prospects respectively.

ITEM 3. LEGAL PROCEEDINGS

Reference is made to the information under the caption “Litigation Matters” in the consolidated financial statement Note 13 “Commitments and contingencies.”

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SCC COMMON STOCK:

SCC’s common stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange (“BVL”). SCC’s common stock symbol is SCCO on both the NYSE and the BVL. At December 31, 2022, there were 863 holders of record of our common stock.

DIRECTORS’ STOCK AWARD PLAN:

The following table contains certain information related to our shares held as treasury stock for the Directors’ stock award plan as of December 31, 2022:

Equity Compensation Plan Information

	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available
Plan Category	outstanding options	outstanding options	for future issuance
Directors’ stock award plan	N/A	N/A	183,200

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

Period
				Total	Maximum
				Number of	Number of
				Shares	Shares that
		Total		Purchased	May Yet Be
		Number of	Average	as Part of	Purchased
		Shares	Price Paid	Publicly	Under the	Total Cost
From	To	Purchased	per Share	Announced Plan	Plan @ $60.39(1)	($ in millions)
2008	2012	46,914,486	$18.72	46,914,486		878.1
2013:		10,245,000	27.47	57,159,486		281.4
2014:		22,711,428	30.06	79,870,914		682.8
2015:		36,689,052	27.38	116,559,966		1,004.4
2016:		2,937,801	24.42	119,497,767		71.7
Total purchased		119,497,767	$24.42		1,351,769	$2,918.4
(1)	NYSE closing price of SCC common shares at December 31, 2022.

The SCC share repurchase program has registered no activity since the third quarter of 2016. The NYSE closing price of SCC common shares at December 31, 2022 was $60.39 and the maximum number of shares that the Company could purchase at that price was 1.4 million.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of December 31, 2022 and 2021.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph comparing the yearly change in the cumulative total returns on the Company’s common stock against cumulative total return on the S&P 500 Stock Index and the S&P Metals and Mining Select Industry Index for the five-year period ending December 31, 2022. The chart below analyzes the total return on SCC’s common stock for the period commencing December 31, 2017 and ending December 31, 2022, compared to the total return of the S&P 500 and the S&P Metals and Mining Select Industry Index for the same five-year period.

Comparison of Five Year Cumulative Total Return *

SCC Stock, S&P 500 Index and S&P Metals and Mining Select Industry Index **

$ 200
$ 180
$ 160
$ 140
$ 120
$ 100
$ 80
$ 60
$ 40
$ 20
$ 0
2017
2018
2019
2020
2021
2022
100
93.8
120.8
140.5
178.3
143.6
67.8
97.1
152.3
151.8
157.2
73.1
82.5
94.4
126.5
141.1
SCC
S&P 500
S&P M + MS Ind

*	Total return assumes reinvestment of dividends
**	The comparison assumes $100 invested on December 31, 2017

	Total Return per Year
	2018	2019	2020	2021	2022
SCC	(33.0)%	44.6%	59.0%	(0.4)%	3.5%
S&P 500	(6.2)%	28.9%	16.3%	26.9%	(19.4)%
S&P M + MS	(27.0)%	13.0%	14.4%	34.0%	11.5%

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to and should be read together with our Audited Consolidated Financial Statements as of and for each of the years in the three-year period ended December 31, 2022. Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for Southern Copper Corporation and its subsidiaries (collectively, “SCC,” “Southern Copper,” “the Company,” “our,” and “we”) on a consolidated basis for all periods. Our financial results may not be indicative of our future results.

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

We believe we hold one of the world’s largest copper reserves and resources positions. As of December 31, 2022, our copper mineral reserves, calculated at a copper price of $3.30 per pound, totaled 99,502 million pounds of contained copper, at the following locations:

Copper contained in ore reserves	Million pounds
Mexican open‑pit	34,941
Peruvian operations	45,287
Development projects	19,274
Total	99,502

Outlook: Various key factors affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the last three years, approximately 79.0% of our revenues have come from the sale of coppe; 10.0% from molybdenum; 5.0% from silver; 3.0% from zinc; and 3.0% from various other products, including gold, sulfuric acid and other materials.

●	Copper: In the last quarter of 2022, the LME copper price decreased from an average of $4.40 per pound in the fourth quarter of 2021 to $3.63 (-17.5%), reflecting concerns about a possible recession in the US and Europe, that were partially offset by good news on a possible Chinese recovery. Current prices for copper are over $4.10 per pound, reflecting a relatively more positive outlook for this market, due to the following factors:

●	A reduction in global inflation, which may slow down or even stop the interest rate hike cycle led by the FED and the ECB.
●	The turnaround in China´s policies regarding COVID-19 after the government embraced proven practices. Stimulus measures have been implemented to shore up a weak real estate market.

●	The most relevant market intelligence houses for the copper market are expecting a market in balance or a small surplus for 2023. This assumes a growth in demand of about 2-3% this year.
●	There is uncertainty regarding future production growth in Chile and Peru, which together represent about 40% of the global supply.
●	Inventories dropped and stood at 241,000 tonnes as of December 31, 2022. This level represents 3.5 days of consumption, which is extremely low.

It is important to emphasize that copper plays a leading role in the global shift to clean energy, which correlates positively with our assertion that the underlying demand for copper will be strong in the long-term. In this scenario, we believe the current cycle of low prices will be short-lived.

●	Molybdenum: Represented approximately 11.9% of our sales in 2022. Molybdenum prices averaged $18.61 per pound in 2022, compared to $15.51 in 2021, a 20.0% increase.

Regarding this by-product, we believe that prices will be supported by global supply shortages and strong demand in China and the U.S.

●	Silver: We believe that silver prices will have support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty. Silver represented 4.3% of our sales in 2022.

●	Zinc: Average zinc prices increased by 16.2% in 2022 compared with 2021. We consider zinc has very good long-term fundamentals due high levels of industrial consumption and expected production. Zinc represented 2.7% of our sales in 2022.

●	Production: For 2023, we expect our copper production to reach 925,800 tonnes, an increase of 3.5% over final production in 2022. This growth will unfold as we get Peruvian production back on track and will be complemented by new production in our Mexican operations through our Pilares and Buenavista Zinc Concentrator projects.

We also expect to produce 22,200 tonnes of molybdenum, which represents a decrease of 15.3% compared to 2022 production levels. In 2023, we expect to produce 20.5 million ounces of silver, and increase of 10.2% compared with 2022 production. Additionally, we expect to produce 116,800 tonnes of zinc from our mines, up 94.7% from 2022´s production level. This growth will be driven by production start-up at the Buenavista Zinc operations and by recovery at the IMMSA mines, where better ore grade areas have been identified. For 2024 and on we expect to produce over 200,000 tonnes per year.

●	Capital investments: Capital investments were $948.5 million for 2022. This is 6.3% higher than in 2021, and represented 36.2% of net income. Our growth program to develop the full production potential of our Company is underway. We are currently developing a new organic growth plan whose goal is to increase our copper volume production to 1.7 million tonnes by the end of this decade.

For 2023, the Board of Directors approved a capital investment program of $1,099.6 million.

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

Earnings: The table below highlights key financial and operational data of our Company for the three years ended December 31, 2022 (in millions, except copper price and per share amounts):

				Variance
	2022	2021	2020	2022 - 2021	2021 - 2020
Copper price LME	4.00	4.23	2.80	(0.23)	1.43
Pounds of copper sold	1,920.4	2,052.9	2,305.9	(132.5)	(253.0)
Net sales	$10,047.9	$10,934.1	$7,984.9	$(886.2)	$2,949.2
Operating income	$4,435.8	$6,065.1	$3,120.7	$(1,629.3)	$2,944.4
Income before income taxes	$4,247.8	$5,696.8	$2,745.8	$(1,449.0)	$2,951.0
Net income attributable to SCC	$2,638.5	$3,397.1	$1,570.4	$(758.6)	$1,826.7
Earnings per share	$3.41	$4.39	$2.03	$(0.98)	$2.36
Dividends per share	$3.50	$3.20	$1.50	$0.30	$1.70

Net sales in 2022 of $10.0 billion were close to our historical high in 2021 of $10.9 million. This decrease was driven by lower copper (-6.5%), molybdenum (-13.4%) and silver (-1.9%) sales volumes, and by a drop in copper (-5.4% - LME) and silver (-13.6%) prices; this effect was slightly offset by an increase in zinc (+10.5%) sales volumes and by higher prices for molybdenum (+20.0%) and zinc (+16.2%). Net sales in 2021 of $10.9 billion were the highest in our history and exceeded those recorded in 2020 by $2,949.2 million. Please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, Key Matters, Earnings on the 2021 Form 10-K for details on variations between 2021 and 2020.

The two largest components of operating costs and expenses are cost of sales and depreciation, amortization and depletion. In 2022, cost of sales increased by $754.7 million and depreciation, amortization and depletion fell $9.7 million. The increase in cost of sales in 2022 was mainly due to a significant increase in fuel, energy and operating contractors costs, an increase in the cost of metals purchased from third parties, growth in workers participation; a drop in inventory consumption and foreign currency effects. Please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, Key Matters, Earnings on the 2021 Form 10-K for details on variations between 2021 and 2020.

Net income attributable to SCC in 2022 was 22.3% below 2021’s net income; this was mainly due to higher costs of sales and a slight reduction in sales volumes. Net income attributable to SCC in 2021 was 116.3% higher than the figure reported in 2020; this was mainly due to higher metal prices and our strict cost control measures.

Production: The table below contains mine production data of our Company for the three years ended December 31, 2022:

				Variance
				2022 - 2021		2021 - 2020
	2022	2021	2020	Volume	%	Volume	%
Copper (in million pounds)	1,972.5	2,112.5	2,207.6	(140.0)	(6.6)%	(95.1)	(4.3)%
Molybdenum (in million pounds)	57.8	66.7	66.7	(8.9)	(13.3)%	—	—%
Zinc (in million pounds)	132.3	147.6	152.0	(15.3)	(10.4)%	(4.4)	(2.9)%
Silver (in million ounces)	18.6	19.0	21.5	(0.4)	(2.1)%	(2.5)	(11.6)%

The table below contains copper production data from each of our mines for the three years ended December 31, 2022:

				Variance
				2022 - 2021		2021 - 2020
Copper (in million pounds):	2022	2021	2020	Volume	%	Volume	%
Toquepala	444.2	505.7	562.4	(61.5)	(12.2)%	(56.7)	(10.1)%
Cuajone	309.4	372.6	371.8	(63.2)	(17.0)%	0.8	0.2%
La Caridad	246.5	282.4	298.8	(35.9)	(12.7)%	(16.4)	(5.5)%
Buenavista	952.3	932.6	951.9	19.7	2.1%	(19.3)	(2.0)%
IMMSA	20.1	19.2	22.7	0.9	4.8%	(3.5)	(15.4)%
Total mined copper	1,972.5	2,112.5	2,207.6	(140.0)	(6.6)%	(95.1)	(4.3)%

2022 compared to 2021:

Copper mine production in 2022 fell 6.6% to 1,972.5 million pounds, down from 2,112.5 million pounds in 2021. This decrease was attributable to a decrease in production at the Cuajone mine (-17.0%; due to stoppage), a decrese in production at Toquepala mine (-12.2%; lower ore grades) and a drop in production at the La Caridad mine (-12.7%; lower ore grades). This was offset by a slight increase in production at the Buenavista operations (+2.1%; SX-EW production) and IMMSA unit (+4.8% higher ore grades)

Molybdenum production decreased 13.3% to 57.8 million pounds, down from 66.7 million punds in 2021. This decrease was due to a reduction in production at our Toquepala (-27.8%; lower grades), Cuajone (-13.5%; lower recovery) and La Caridad (-6.3%; lower recovery) mines; this was offset by an increase in production at our Buenavista operations (+2.8%).

Zinc production fell 10.4% in 2022, driven by decreases in production at our Charcas (-16.0%) and Santa Barbara (-11.0%) operations due to lower ore grades.

Mined silver production fell 2.1% in 2022 in YoY terms; this was mainly due to a decrease in production at our Toquepala (17.2%), Cuajone (-14.6%) and La Caridad (-6.3%) operations, which was partially offset by an increase in production at the Buenavista (+9.1%) and IMMSA (+2.4%) operations.

Please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, Key Matters, Production on the 2021 Form 10-K for details on variations between 2021 and 2020.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 118. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

Our operating cash cost per pound of copper produced, as defined above, is presented in the table below for the three years ended December 31, 2022:

Operating cash cost per pound of copper produced(1)

(In millions, except cost per pound and percentages)

				2022 - 2021		2021 - 2020
	2022	2021	2020	Value	%	Value	%
Total operating cash cost before by‑product revenues	$3,825.7	$3,357.4	$2,923.7	$468.3	13.9%	$433.7	14.8%
Total by‑product revenues	$(2,355.8)	$(1,997.7)	$(1,455.9)	$(358.1)	17.9%	(541.8)	37.2%
Total operating cash cost net of by‑product revenues	$1,469.9	$1,359.7	$1,467.8	$110.2	8.1%	$(108.1)	(7.4)%
Total pounds of copper produced(2)	1,894.7	2,041.7	2,136.1	(147.0)	(7.2)%	(94.4)	(4.4)%
Operating cash cost per pound before by‑product revenues	$2.02	$1.64	$1.37	$0.38	22.8%	$0.27	19.7%
By‑products per pound revenues	$(1.24)	$(0.97)	$(0.68)	$(0.27)	27.1%	$(0.29)	42.6%
Operating cash cost per pound net of by‑product revenues	$0.78	$0.67	$0.69	$0.11	16.5%	$(0.02)	(2.9)%
(1)	These are non-GAAP measures, see page 118 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

2022 compared to 2021:

As seen in the table above, our per pound cash cost before by-product revenues in 2022 was 22.8% higher than that recorded in 2021. This result was mainly attributable to an increase in production costs and to the unit cost effect generated by a decrease in pounds of copper produced (-7.2%). Our cash cost per pound net of by-product revenues for

2022 was 16.5% above that seen for the same period of 2021 and was primarily driven by an increase in production costs and to the unit cost effect generated by a 7.2% decrease in pounds of copper produced . This result was partially offset by an increase in the by-product revenue credits.

Please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, Key Matters, Operating Cash Costs on the 2021 Form 10-K for details on variations between 2021 and 2020.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metals prices. For instance, during the period from January 2013 through December 2022, the London Metal Exchange (LME) copper settlement price varied from a low of $1.96 per pound in 2016 to a record high of $4.87 per pound in 2022, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.30 per pound in 2015 to a high of $31.85 per pound in 2022. Metal prices historically have been subject to wide fluctuations and are affected by numerous factors beyond our control, as described further in Item 1A Risk Factors. These factors, which affect each commodity to varying degrees, include international economic and political conditions, levels of supply and demand, the availability and cost of substitutes, inventory levels maintained by producers and others and, to a lesser degree, inventory carrying costs and currency exchange rates. In addition, the market prices of certain metals have on occasion been subject to rapid short-term changes due to economic concerns and financial investments.

For 2023, assuming that expected metal production and sales are achieved; 2022 tax rates are unchanged and giving no effects relative to potential hedging programs, metal price sensitivity factors indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$117.7	$29.5	$21.2	$12.3

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

Inflation and Exchange Rate Effect of the Peruvian sol and the Mexican peso: Our functional currency is the U.S. dollar and our revenues are primarily denominated in U.S. dollars. Significant portions of our operating costs are denominated in Peruvian sol and Mexican pesos. Accordingly, when inflation and currency devaluation/appreciation of the Peruvian and Mexican currency occur, our operating results can be affected. In recent years, exchange rate volatility has been high but has had a limited effect on our results. Please see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for more detailed information.

Capital Investment Program: We made capital investments of $948.5 million in 2022 and $892.3 million in 2021. In general, the capital investments and projects described below are intended to increase production, decrease costs or address social and environmental commitments.

The table below contains information on our capital investments for the three years ended December 31, 2022 (in millions):

	2022	2021	2020
Peruvian projects:
Toquepala expansion project	$6.6	$21.8	$5.1
Quebrada Honda dam expansion	20.3	86.3	30.9
Relocation of facilities at Toquepala	6.3	23.8	6.6
Toquepala mine truck acquisition	—	—	9.7
Fresh water pipeline replacement at Suches	10.6	6.2	14.3
Tailings disposal—Quebrada Honda dam	1.5	0.8	0.4
Ilo sulfuric acid plant N°1 modification	—	0.2	2.0
Building of the containment dike N°4 at Quebrada Santallana	0.7	6.5	9.5
Other projects	104.5	28.8	21.5
Sub‑total projects	150.5	174.4	100.0
Maintenance and replacement	196.3	150.6	109.4
Net change in capital expenditures incurred but not yet paid	8.2	(4.1)	(14.4)
Total Peruvian expenditures	355.0	320.9	195.0
Mexican projects:
New Buenavista concentrator	15.0	18.9	68.3
Buenavista Zinc project	99.8	126.1	58.4
Pilares Mine	29.6	30.9	33.4
Expansion of mine pit at Buenavista	11.3	24.6	23.9
Lime plant - Sonora	19.3	30.7	9.3
Solutions system improvements of Tinajas	0.2	0.7	10.0
Quebalix IV	6.7	2.8	0.1
New tailing disposal deposit at Buenavista mine	27.3	59.7	27.0
Over elevation of tailings deposit N° 7 at La Caridad mine	2.8	1.4	11.0
Sonora River water restitution system in Moritas Basin	—	—	—
San Martin mine restoration	1.6	20.7	21.1
Other projects	169.8	59.2	17.9
Sub‑total projects	383.4	375.7	280.4
Maintenance and replacement	212.2	184.0	132.5
Net change in capital expenditures incurred but not yet paid	(2.1)	11.7	(15.7)
Total Mexican expenditures	593.5	571.4	397.2
Total capital investments	$948.5	$892.3	$592.2

In 2023, we plan to invest $1,099.6 million in capital projects. In addition to our ongoing capital maintenance and replacement spending, our principal capital programs include the following:

Projects in Mexico:

Buenavista Zinc - Sonora: This project is located within the Buenavista deposit, where a new concentrator is being built. This facility has a production capacity of 100,000 tonnes of zinc and 20,000 tonnes of copper per year. We have completed the engineering study and the project has all the necessary permits. When operating, this facility will double the Company’s zinc production capacity and will provide more than 2,000 operational jobs. We expect to initiate operations in the second half of 2023. As of December 31, 2022, we have invested most of the $416 million budget.

Pilares - Sonora: Located six kilometers from La Caridad, this project consists of an open-pit mine operation with an annual production capacity of 35,000 tonnes of copper in concentrate. This project will significantly improve the overall mineral ore grade (combining the 0.78% expected from Pilares with 0.29% from La Caridad). The budget for Pilares is $159 million, most of which has already been invested. Pilares is currently operating and delivering copper mineral oxides to the SX-EW facilities of the Caridad operation. We expect to produce mineral for the Caridad concentrator at full capacity in the second quarter of 2023.

El Pilar - Sonora: This low-capital intensity copper greenfield project is strategically located in Sonora, Mexico, approximately 45 kilometers from our Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 317 million tonnes of ore with an average copper grade of 0.249%. We anticipate that El Pilar will operate as a conventional open-pit mine with an annual production capacity of 36,000 tonnes of copper cathodes. This operation will use highly cost efficient and environmentally friendly SX-EW technology. The budget for El Pilar is $310 million. The results from experimental pads in leaching process have confirmed adequate levels of copper recovery. The basic engineering study is finished and the Company continues developing the project and engage in onsite environmental activities. The SX-EW plant EPCM project has been awarded to a contractor and has started. We expect production to begin in 2024 and mine life is estimated at 13 years.

Lime plant - Sonora: As part of our cost improvement projects, we built a new lime plant with a production capacity of 600 metric tonnes per day, which will be the largest lime plant of Mexico. This facility will allow us to reduce to approximately 50% our current lime cost at our Mexican operations. The total budget for the plant is $65.5 million, of which we have invested $62.6 million as of December 31, 2022. The furnace of the plant started operations in the second quarter of 2022, complying with the performance tests.

Projects in Peru:

Quebrada Honda dam expansion – Tacna: This project aims to enlarge the main and lateral dams in Quebrada Honda and includes the relocation and repowered of some facilities due to dam growth and implementation of other facilities for water recovery, among other factors. As of December 31, 2022, the drainage works and removal of Eolic material for the main and lateral dam had been completed; complementary operational works are underway and expected to finish in the first quarter 2023. This project has a total budget of $174.4 million, of which we have invested $153.6 million as of December 31, 2022.

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

Tia Maria’s project budget is approximately $1.4 billion, of which $329.8 million had been invested as of December 31, 2022 (Property net book value is $294.4 million).

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

El Arco - Baja California: This is a world-class copper deposit located in the central part of the Baja California peninsula with ore reserves of over 1,230 million tonnes with an average ore grade of 0.40% and 141 million tonnes of leach material with an average ore grade of 0.27%. The project includes an open-pit mine with a combined concentrator and SX-EW operations. Annual production is expected to total 190,000 tonnes of copper and 105,000 ounces of gold. The Company has completed the environmental baseline study for the mine and industrial facilities and is reviewing the basic engineering analysis to request the environmental impact permits.

Los Chancas—Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates of indicated copper mineral resources are 98 million tonnes of oxides with a copper content of 0.45% and 52 million tonnes of sulfides with a copper content of 0.59%. The Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to produce 130,000 tonnes of copper and 7,500 tonnes of molybdenum anually. The estimated capital investment is $2,600 million and the project is expected to be in operation in 2030. In 2022, we continued to engage in social and environmental improvements for the local communities and worked on the project´s environmental impact assessment.

As of December 31, 2022, part of the project´s land continued to be occupied by illegal miners, some of whom have irregularly registered their stakes in the "Integral Registry of Mining Formalization" (REINFO). The Company has filed criminal complaints and other legal remedies, which have annulled the claims of 70 illegal miners while five cases remain open.

Michiquillay Project—Cajamarca: In June 2018, Southern Copper signed a contract for the acquisition of the Michiquillay project in Cajamarca, Peru. Michiquillay is a world class mining project with inferred mineral resources of 2,288 million tonnes with an estimated copper grade of 0.43%. When developed, we expect Michiquillay to produce 225,000 tonnes of copper per year (along with by-products of molybdenum, gold and silver) for an initial mine life of more than 25 years and at a competitive cash-cost. We estimate an investment of approximately $2.5 billion will be required and expect production start-up by 2032. Michiquillay will become one of Peru´s largest copper mines and will create significant business opportunities in the Cajamarca region; generate new jobs for the local communities; and contribute with taxes and royalties to the local, regional and national governments.

In 2021, the Company signed Social Agreements with the Michiquillay and the Encañada Communities. In addition, on October 1, 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed Environmental Impact Study for the project.

In 2022, in accordance with our social agreements with the Michiquillay and La Encañada communities, the Company hired unskilled labor and paid for the use of surface land. In the last quarter of 2022, the Company informed the Peruvian Ministry of Energy and Mines that it had begun exploration activities and initiated an assessment of existing mineral resources at depth. The Company will continue to make surface land payments in 2023 and plans to support social programs in both communities as it rolls out additional exploration activities.

The above information is based on estimates only. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”)

Sustainability is at the core of our ESG strategy. We are committed to the United Nations Sustainable Development Goals (SDGs) and to the Paris Agreement. In 2022 AMC, our holding corporation, adhered to the United Nations Global Compact, which is the world’s largest corporate sustainability initiative. This step reaffirms our commitment to align our policies, strategies, and operations with the Compact’s Ten Principles, whose objective is to address issues in the realm of human rights, labor rights, the environment and anti-corruption. By aligning our efforts with the UN Global Compact, we can continue to contribute the progress in achieving the 2030 Agenda for Sustainable Development and Paris Agreement goals.

SCC is improving its ESG performance by adopting the industry’s best practices, which includes offering the investment community and other stakeholders transparent information about our sustainability efforts. Our progress on this front and others has been recognized by S&P Global, which included SCC in the new S&P/BVL Peru General ESG index in April

2022. This index is the first of its kind in the Peruvian market and recognizes a total of 17 companies that meet high standards for environmental, social and governance management.

The Company´s on-going ESG improvements led S&P to upgrade its Sustainability Assessment from 61/100 points in 2021 to 69/100 in 2022 (13% YoY increase). These results put SCC among the top 8% of best performers in the mining sector and places the Company 50% above the average rating. This evolution has been driven by positive performance in areas such as cybersecurity, water management, operations closure, occupational health and safety, among others. These efforts have also led to our inclusion in the Dow Jones Sustainability index for the MILA region’s successive assessments since 2019 and for the second consecutive year (beginning in 2021), we earned a place the S&P Global´s Sustainability Yearbook.

In line with the industry’s best practices, SCC’s Board of Directors approved the creation of a new Sustainability Committee chaired by an independent director. The purpose of this Committee is to support the Company’s Board of Directors in developing and monitoring its compliance with ongoing ESG commitments in the ambits of the environment;  health; safety and wellbeing of  people and communities;  human rights; and corporate governance. This is a significant step in our pledge to  create robust and strong ESG performance. The Sustainable Development Committee has been holding quarterly meetings and has reported significant progress in terms of our main performance indicators and in implementing recommendations to continue building our climate change strategy.

As part of our efforts to follow best practices, we continue to certify our environmental and occupational health and safety management systems (ISO 140001 and ISO 45001). In 2022, our Santa Barbara and San Martin mines, the Maritime Terminal of Guaymas, our Metallurgical plant Complex in Sonora, the Zinc Electrolytic Refinery, and the Metallurgical Complex in Ilo obtained ISO 45001. This year, the following operations received ISO 14001 certification for environmental management systems: La Caridad Mine, the Lime Plant in Sonora, the Maritime Terminal of Guaymas, the Zinc Electrolytic Refinery, the Metallurgical Complex in Ilo, the Central Workshop, and the Charcas unit, which was the first of our underground mines to achieve this recognition. Our objective is to ensure that all of our mining operations are ISO 14001 and 45001 certified  by the first quarter of 2023.

The open pit mine La Caridad and the Sonora Metallurgical Complex (smelter and refinery) received Copper Mark certification. Both units were assessed by an independent assurance system to demonstrate that SCC’s copper is produced responsibly and to highlight the Company’s contributions to achieving the Sustainable Development Goals of the United Nations in five main areas: business and human rights, community, working conditions, environment, and governance. SCC’s goal is to ensure that copper production at all our units meet The Copper Mark criteria. Additionally, La Caridad and the Metallurgical Complex received The Molybdenum Mark and The Zinc Mark respectively.

Our holding company, Grupo Mexico, has been expanding our sustainability policies, which can be reviewed at https://www.gmexico.com/en/Pages/Politicsds.aspx. In 2022, the Grupo Mexico Mining Division also published a Code of Conduct for Business Partners, which provides details on the standards that must be met when participating in the Company’s supply chain. The areas covered include: (i) ethics and integrity; (ii) human rights; (iii) labor practices; (iv) occupational health and safety; (v) community outreach; (vi) environment; (vii) product quality; and (viii) risk management.

To prevent serious incidents and minimize impacts in the case of occurrence, we are implementing a Critical Risk Registry, in line with the  ICMM Health and Safety Critical Control Management Good Practice Guide and relative to twenty groups of environmental, health and safety operational risks. We are ensuring that the barriers and controls are measurable and auditable according to specific performance criteria, including a clear assignment of responsibilities at the execution, supervision and verification levels. These efforts include designing an internal digital tool to monitor operational risks at all our mining units.

In 2022, MAPFRE-Peru awarded our SCC Toquepala unit with an “Award for Safety Excellence in 2021,” in recognition of the effectiveness of the Comprehensive System for Occupational Safety and Health Management implemented at this mine and throughout the organization.

The Metallurgical Complex in Sonora, where we smelt and refine material mined from the region was recognized in the ranking of the 10 Best Places to Work for Women, positioning it as the “Employer of Choice” for the best professionals in the country. This industrial complex also received the 2021 National Export Award in the category of Large Industrial Exporting Companies for its contribution to foreign trade and international business in Mexico. This distinction recognizes SCC’s responsible production of essential raw materials, environmental preservation efforts; and the economic benefits and support it provides to bolster the well-being of workers and their families.

HEALTH AND SAFETY

The health and safety of our employees is our priority. Therefore, respecting human rights and preserving the health, safety and wellbeing of our employees and contractors constitute core values at SCC and are embedded in all of our activities. Safety at work is of paramount importance to SCC and is everyone’s responsibility. All employees are aware of this fact and are expected to follow policies and procedures to ensure physical integrity and preserve our installations .  Please consult Grupo Mexico Sustainability Report at https://www.gmexico.com/en/Pages/development.aspx to further information on SCC’s performance with regard to health and safety.

In 2022, the Mexican Government awarded our Caridad metallurgical operation, the distinction of “Safe and Healthy Workplace” for implementing improvements on safety, health and wellbeing of our workers while bolstering the productivity and quality of the workplace. Our precious metals plant, which is part of the La Caridad complex, received the Casco de Plata (Silver Helmet) in the category “Smelters with less than 500 workers,” which was awarded by the Mining Chamber of Mexico in recognition of our ranking as the best performing plant on the occupational accident index for 2021.

In the framework of the XVI National Competition of Underground Mining Rescues, First Aid and Hazardous materials, the Mining Chamber of Commerce of Mexico (CAMIMEX) and the National Council to Regulate and Certify Workplace Practices (CONOCER) awarded first place to the rescue squads of the Charcas and Santa Barbara units in the categories “Underground Mining Rescue” and “First Aid”.

ENVIRONMENT

Southern Copper Corporation aims to fulfill to the needs of future generations by promoting development that benefits all, both today and down the line. We are committed to continuously improving our environmental performance and to promoting the adoption of the best environmental practices at our operations to contribute to the transition to a green economy. To this end we have made a significant progress in certifying our operations environmental management systems in ISO 14001. We are also committed to preserving and improving the environment by implementing actions to generate a positive impact on biodiversity through our operations. To fulfil this commitment, which is outlined in the Company’s Environmental Policy, we have developed action plans for biodiversity management that are aligned with the guide for Good Practice Guidance for Mining and Biodiversity published by the International Council on Mining and Metals (ICMM). We believe these plans further improve the Company’s capacity to implement effective mitigation measures and contribute to the preservation and improvement of the environment at our operations.

Regarding our environmental risk management, we are aligning our tailings systems to the recently published ICMM's (International Council on Mining and Metals) Global Standard on Tailings Management and have improved our governance framework by implementing a brand-new Internal Committee for Review of Tailings Systems to bolster safety management and communication between operations and top management.

To reduce our dependency on underground water, the Company is working to identify new sources of water to use in its processes, including recycling wastewater from urban areas. This constitutes a win-win scenario that generates sanitation solution for urban areas while reducing competition for water.

COMMUNITY OUTREACH

Southern Copper Corporation prioritizes being a good neighbor in the localities close to our operations. Working together with the communities, we have the opportunity to collaborate and forge a path based on common objectives for social and economic development as we work to support the United Nations’ Sustainable Development Goals. We believe that community outreach must be based on transparency and trust and strive to promote long-lasting ties.

Our Community Development model has three components: 1) responsible coexistence: to foster a positive and healthy coexistence with our neighbor communities, and to have open and ongoing channels of communication to address complaints and concerns; 2) economic development: it is important to share the economic value our operations generate with the community, and 3) human development: to optimize the skills of members of the communities where we work, to ensure that these individuals become the principal drivers of development in their communities.

Our grievance mechanism for external stakeholders (Community Attention Service) operates at 100% of our sites. We have an institutional program that supports the development of small and medium mining suppliers in Mexico and Peru.

In the first quarter of 2022, we completed construction at the Cularjahuira dam in the province of Candarave, which borders  our Toquepala mine. This facility will store up to 2.55 million cubic meters of water to irrigate 500 hectares of agricultural land and will directly benefit 585 families of local farmers. The Prime Minister joined us for the inauguration of this dam ($11.5 million), which was the fruit of joint investment between the Company, government authorities and the highland community of Camilaca. This project will help strengthen agricultural activities in the province of Candarave (near our Toquepala operations) and will be complemented by work on a new Callazas dam ($35 million), which SCC hopes to finance through the “Social Investment for Taxes” (obras por impuestos) mechanism. These efforts are evolving in a context marked by record-highs for the Company’s tax contributions to the regional governments of Moquegua and Tacna in 2021.

To adequately use and preserve water resources, we have begun building a wastewater treatment plant in the province of Ilo, in Moquegua, Peru. This project will require an investment of approximately $27 million and will benefit more than 77,000 people. SCC will operate and maintain the plant for the next 30 years to prevent wastewater from being discharged into the ocean, which will protect the marine ecosystem and public health.

More than 300 outstanding students will benefit from the construction of modern infrastructure for the High-Performance School of Moquegua (Colegio de Alto Rendimiento de Moquegua−COAR), which SCC will build through the Taxes for Works mechanism, in conjunction with the Ministry of Education (MINEDU). At a well-attended ceremony, the project’s first stone was laid. The facility will be completed over a period of 18 months and will require an investment of approximately $25 million.

In the framework of the 14th International Mining Congress, which was held in Hermosillo, Sonora, Mexico, the Association of Mining Engineers, Metallurgists and Geologists of Mexico A.C. (Asociación de Ingenieros de Minas, Metalurgistas y Geólogos de México A.C.) bestowed Grupo México, the holding company of AMC, with an award in recognition of the corporation’s efforts to generate more social impact in this state of the Mexican Republic.

On a social responsibility front, Fundación Grupo México organized a Volunteer Day, which was attended by 8,000 volunteers in 13 states of Mexico and five regions of Peru. Efforts benefited more than 40 institutions near our operations with a focus on improving the quality of life at the community, family, and environment levels.

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

The Company is committed to continually improve its management performance with respect to the aforementioned issues, which is why it has initiated a multi-year process to align its disclosures on climate change with the TCFD recommendations. As a result beginning in 2020, Grupo Mexico’s Sustainable Development Report includes sections on climate-related risks and opportunities, and more detailed information on new short, medium and long term climate targets, strategy and governance mechanisms, will be published in our holding 2022 Sustainability Development Report, as well as new emissions and energy metrics informed by SASB standards. The report can be accessed at https://www.gmexico.com/en/Pages/development.aspx. We are referring our investors to Grupo Mexico's internet site for details on the aforementioned initiatives for informative purposes only. We do not intend for this internet link to be an active link or to otherwise incorporate the contents of the website into this Report on Form 10-K.

Since 2016, Grupo Mexico has been participating annually in the evaluation on Climate Change of CDP1 and in 2022 for the first time in the evaluation of Water Security. In both questionnaires we achieved “B” result (third best score on a scale of eight levels), which is one level above the mining sector average score and the North America region overall score.

Additionally, given the importance of water for our operations and in the broader perspective of climate change, the Company appointed a Water Resources Director at the executive level. His main function will be to coordinate the actions needed to promote water management at all our operations and ensure our place as a responsible partner in the regional management of this valuable resource.

Related to climate change, we actively continue collaborating with the International Copper Association (ICA) to define the Global Copper Decarbonization Roadmap, which is aligned with the Paris Agreement. The results of this exercise have nurtured our medium and long-term objectives and will be published in the first quarter of 2023, along with our holding’s  Sustainability Development Report.

HUMAN RIGHTS

At Grupo Mexico we are committed to enforcing the United Nations Guiding Principles on Business and Human Rights. We have a series of policies and procedures that serve as a guide to all employees and suppliers: General Human Rights Policy; Policy of Respect for the Rights of Indigenous Peoples and Communities; Diversity, Inclusion and Non-Discrimination, No Workplace or Sexual Harassment Policy; and the Code of Conduct for Suppliers, Contractors and Relevant Business Partners, which includes several sections related to human rights.

The company has a human rights’ due diligence process in place to identify, prevent, mitigate or remediate adverse impacts on the human rights of communities. In the Mining and Infrastructure divisions, it has three main components:

1)Participatory Social Diagnosis to allow the communities to voice their concerns regarding human rights,

2) Social Management Plans that define actions to address those concerns, and

3)the Community Care Service (SAC), a tool that was designed with the advice of the United Nations High Commissioner for Human Rights Mexico Office and allows the community to immediately communicate its concerns to the Company.

Grupo Mexico also has a human rights’ due diligence process in place to protect the rights of employees (both the Company’s and those of contractors). The work climate surveys, Complaint Hotline and the due diligence of suppliers are tools that enable the company to comply with the commitments included in the General Human Rights Policy. We are currently implementing a Diversity and Inclusion Strategic Plan, which focuses primarily on training; revision of recruitment processes; and physical changes to working areas.

1 CDP is a not-for-profit charity that runs the global disclosure system for investors, companies, cities, states and regions to manage their environmental impacts. It constitutes the main global reference for environmental reporting standards.

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

The capitalization of long-term inventory-Ore stockpiles in leach pads is based on the allocation of copper content recoverable between ore and leach material. In addition, inventory consumption is valued at the average unit cost.

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

In 2022, after a detailed review of their closing activities, the Company recorded an adjustment in its asset retirement obligation provision of $43.3 million for Mexico and a $59.5 million for Peru.

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

Asset Impairments: We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle. We are currently using an average copper price of $2.20 per pound and an average molybdenum price of $5.00 per pound, which reflect what we believe, for impairment test purposes, is the lower range of the current price environment. The results of our impairment sensitivity analysis, which included a stress test using a copper price assumption of $2.00 per pound and a molybdenum price assumption of $4.00 per pound, showed projected discounted cash flows in excess of the carrying amounts of long-lived assets by margins ranging from 1.7 to 6.1 times such carrying amount.

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

RESULTS OF OPERATIONS

The following table highlights key financial results for each of the years in the three-year period ended December 31, 2022 (in millions):

				Variance

Statement of Earnings Data	2022	2021	2020	2022 - 2021	2021 - 2020
Net sales	$10,047.9	$10,934.1	$7,984.9	$(886.2)	$2,949.2
Operating costs and expenses	(5,612.1)	(4,869.0)	(4,864.2)	(743.1)	(4.8)
Operating income	4,435.8	6,065.1	3,120.7	(1,629.3)	2,944.4
Non‑operating income (expense)	(188.0)	(368.3)	(374.9)	180.3	6.6
Income before income taxes	4,247.8	5,696.8	2,745.8	(1,449.0)	2,951.0
Income taxes	(1,477.5)	(2,425.5)	(1,237.9)	948.0	(1,187.6)
Deferred income taxes	(118.6)	126.3	63.5	(244.9)	62.8
Equity earnings of affiliate	(3.7)	13.6	6.4	(17.3)	7.2
Net income attributable to non‑controlling interest	(9.5)	(14.1)	(7.4)	4.6	(6.7)
Net income attributable to SCC	$2,638.5	$3,397.1	$1,570.4	$(758.6)	$1,826.7

NET SALES

2022-2021: Net sales in 2022 were $10,047.9, compared to $10,934.1 million in 2021, which represented a decrease of $886.2 million. This 8.1% reduction was driven primarily by a decrease in sales volume for copper (-6.5%), silver (-1.9%) and molybdenum (-13.4%) due to a lower production, and secondarily by a drop in prices for copper (-5.4%) and silver (-13.6%). The aforementioned was partially offset by an increase in sales volume for zinc (+10.5%) and by an uptick in prices for molybdenum (+20.0%) and zinc (+16.2%).

Please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations on the 2021 Form 10-K for details on variations between 2021 and 2020.

The table below outlines the average published market metals prices for our metals for each of the three years in the three-year period ended December 31, 2022:

				% Variance
	2022	2021	2020	2022 - 2021	2021 - 2020
Copper price ($per pound—LME)	$4.00	$4.23	$2.80	(5.4)%	51.1%
Copper price ($per pound—COMEX)	$4.01	$4.24	$2.80	(5.4)%	51.4%
Molybdenum price ($per pound)(1)	$18.61	$15.51	$8.57	20.0%	81.0%
Zinc price ($per pound—LME)	$1.58	$1.36	$1.03	16.2%	32.0%
Silver price ($per ounce—COMEX)	$21.76	$25.18	$20.62	(13.6)%	22.1%
(1)	Platt’s Metals Week Dealer Oxide.

The table below provides our metal sales as a percentage of our total net sales:

	Year Ended
	December 31,
Sales as a percentage of total net sales	2022	2021	2020
Copper	75.0%	80.7%	81.6%
Molybdenum	11.9%	9.6%	6.4%
Silver	4.0%	4.3%	5.6%
Zinc	3.7%	2.7%	3.1%
Other by‑products	5.4%	2.7%	3.3%
Total	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product (in million pounds). The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

				Variance
Copper Sales (million pounds)	2022	2021	2020	2022 - 2021	2021 - 2020
Refined (including SX‑EW)	1,046.7	893.4	1,069.6	153.3	(176.2)
Rod	411.5	470.3	389.0	(58.8)	81.3
Concentrates and other	462.2	689.2	847.3	(227.0)	(158.1)
Total	1,920.4	2,052.9	2,305.9	(132.5)	(253.0)

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume:

	Year ended December 31,
Copper Sales by product type	2022	2021	2020
Refined (including SX‑EW)	54.5%	43.5%	46.4%
Rod	21.4%	22.9%	16.9%
Concentrates and other	24.1%	33.6%	36.7%
Total	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components for the three years ended 2022 as a percentage of total production cost:

	Year ended December 31,
	2022	2021	2020
Power	16.7%	17.1%	16.8%
Labor	10.8%	13.4%	13.5%
Fuel	16.8%	14.4%	11.2%
Maintenance	19.6%	20.1%	22.6%
Operating material	20.1%	17.2%	17.4%
Other	16.0%	17.8%	18.5%
Total	100.0%	100.0%	100.0%

2022-2021: Operating costs and expenses in 2022 increased $743.1 million, compared to 2021, primarily due to:

Operating cost and expenses for 2021		$4,869.0
Less:
•	Decrease in depreciation, amortization and depletion expense.	(9.7)
•	Decrese in exploration expense.	(1.7)
•	Decrease in selling, general and administrative expenses.	(0.2)
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which was mainly attributable to increases in fuel (+155), power (+68.2), other production costs (+265.7), worker´s participation (+109), inventory change (+90) and others (+108.7); this was slightly offset by an increase in capitalized leachable material (-48.1) and a decrese in mining royalties and others (-84.8)	663.7
•	Increase in volume and cost of metals purchased from third parties.	91.0
Operating cost and expenses for 2022		$5,612.1

Please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations on the 2021 Form 10-K for details on variations between 2021 and 2020.

				Variance
NON‑OPERATING INCOME (EXPENSE)	2022	2021	2020	2022 - 2021	2021 - 2020
Interest expense	$(387.1)	$(387.9)	$(393.4)	$0.8	$5.5
Capitalized interest	47.0	30.8	26.8	16.2	4.0
Other income (expense)	117.1	(18.4)	(27.5)	135.5	9.1
Interest income	35.0	7.2	19.2	27.8	(12.0)
Total non‑operating income (expense)	$(188.0)	$(368.3)	$(374.9)	$180.3	$6.6

2022-2021: Non-operating income and expense were a net expense of $188.0 million in 2022, compared to a net expense of $368.3 million in 2021. The $180.3 million decrease in net expense in 2022 was mainly due to:

●	$135.5 million decrease in other expense, net, which includes $25.2 million of insurance recovery from Carla Lacey case, $8.2 million of a reimbursement from SUNAT in Peru, $23.6 million adjustment for excess provisions in previous years, $10.6 million of lower rain damage expenses in Peru and $75.9 million of insurance recovery in Mexico.
●	$0.8 million decrease in interest expense,
●	$16.2 million increase in capitalized interest; which was partially offset by a
●	$27.8 million increase in interest income.

Please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations on the 2021 Form 10-K for details on variations between 2021 and 2020.

Income taxes

	Year Ended
	December 31,
	2022	2021	2020
Provision for income taxes ($ in millions)	$1,596.1	$2,299.2	$1,174.4
Effective income tax rate	37.6%	40.4%	42.8%

The income tax provision includes Peruvian, Mexican and U.S. federal income taxes.

Components of income tax provision for 2022, 2021 and 2020 include the following ($ in millions):

	2022	2021	2020
Statutory income tax provision	$1,361.6	$1,874.6	$1,020.9
Peruvian royalty	35.8	97.8	31.4
Mexican royalty	142.3	212.8	72.1
Peruvian special mining tax	56.4	114.0	50.0
Total income tax provision	$1,596.1	$2,299.2	$1,174.4

The decrease in the effective income tax rate in 2022 compared to the same period in 2021 was primarily attributable to adjustments made to the deferred tax liability in the Peruvian jurisdiction. Please see, Management´s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations on the 2021 Form 10-K for details on variations between 2021 and 2020.

Equity earnings of affiliate

In 2022, 2021 and 2020 we recognized $(3.7) million, $13.6 million and $6.4 million in equity earnings, respectively, which were associated with our 44.2% interest in the Tantahuatay mine.

Net Income attributable to the non-controlling interest

Net income attributable to the non-controlling interest in 2022 was $9.5 million, compared to $14.1 million in 2021, and $7.4 million in 2020. The variance in 2022 was attributable to a decrease earnings.

Net Income attributable to SCC

Our net income attributable to SCC in 2022 was $2,638.5 million, compared to $3,397.1 million in 2021. The decrease in net income attributable to SCC in 2022 was mainly fueled by a drop in net sales and growth in operating costs.

SEGMENT RESULTS ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations. Please see a detailed definition of these segments in Item 1 “Business—Business Reporting Segments.”

The following table presents the volume of sales by segment of copper and our significant by-products for each of the years in the three-year period ended December 31, 2022:

				Variance
Copper Sales (million pounds)	2022	2021	2020	2022 - 2021	2021 - 2020
Peruvian operations	792.8	859.8	964.2	(67.0)	(104.4)
Mexican open‑pit	1,166.3	1,189.6	1,330.7	(23.3)	(141.1)
Mexican IMMSA unit	25.0	24.3	31.7	0.7	(7.4)
Other and intersegment elimination	(63.7)	(20.8)	(20.7)	(42.9)	(0.1)
Total copper sales	1,920.4	2,052.9	2,305.9	(132.5)	(253.0)

				Variance
By‑product Sales (million pounds, except silver—million ounces)	2022	2021	2020	2022 - 2021	2021 - 2020
Peruvian operations:
Molybdenum contained in concentrate	25.0	32.8	31.3	(7.8)	1.5
Silver	4.5	5.6	5.9	(1.1)	(0.3)
Mexican open‑pit operations:
Molybdenum contained in concentrate	32.9	34.0	35.4	(1.1)	(1.4)
Silver	11.2	10.0	11.7	1.2	(1.7)
IMMSA unit
Zinc‑refined and in concentrate	223.0	201.9	230.9	21.1	(29.0)
Silver	6.4	6.2	7.5	0.2	(1.3)
Other and intersegment elimination
Silver	(3.3)	(2.6)	(2.7)	(0.7)	0.1
Total by‑product sales
Molybdenum contained in concentrate	57.9	66.8	66.7	(8.9)	0.1
Zinc‑refined and in concentrate	223.0	201.9	230.9	21.1	(29.0)
Silver	18.8	19.2	22.4	(0.4)	(3.2)

Peruvian Open-pit Operations:

				Variance
	2022	2021	2020	2022 - 2021	2021 - 2020
Net sales	$3,908.5	$4,370.8	$3,153.6	$(462.3)	$1,217.2
Operating costs and expenses	(2,440.7)	(2,037.6)	(2,055.2)	(403.1)	17.6
Operating income	$1,467.8	$2,333.2	$1,098.4	$(865.4)	$1,234.8

Net sales:

2022-2021: Net sales in 2022 fell $462.3 million compared to the amount recorded in 2021 This was primarily driven by a decrease in sales volumes of copper (-7.8%), molybdenum (-24.0%) and silver (-19.4%) and by a reduction in prices for copper (-5.4% – LME) and silver (-13.6%). The aforementioned was slightly offset by higher molybdenum (+20.0) prices.

Please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Segment Results Analysis on the 2021 Form 10-K for details on variations between 2021 and 2020.

Operating costs and expenses:

2022-2021: Operating costs and expenses in 2022 increased by $403.1 million compared to 2021, which was primarily due to:

Operating costs and expenses for 2021		$2,037.6
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to increases in fuel and power (+122.1), other production costs (+96), higher inventory consumption (+71.6) and foreign currency effects (+60.8); this was partially offset by a decrease in labor costs (-45.6), workers participation (-41.1), higher capitalization of leachable material (-22.2) and others (-39.9).	201.7
•	Increase in cost of metals purchased from third parties.	197.6
•	Increase in exploration expenses.	4.0
•	Increase in depreciation, amortization and depletion expense.	0.7
Less:
•	Increase in selling, general and administrative expenses.	(0.9)
Operating costs and expenses for 2022		$2,440.7

Please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Segment Results Analysis on the 2021 Form 10-K for details on variations between 2021 and 2020.

Operating income:

2022-2021: Operating income in 2022 fell $865.4 million compared to 2021, which was mainly attributable to a $462.3 million decrease in sales and a $403.5 million increase in operating costs and expenses, as explained above.

Please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Segment Results Analysis on the 2021 Form 10-K for details on variations between 2021 and 2020.

Mexican Open-pit Operations:

				Variance
	2022	2021	2020	2022 - 2021	2021 - 2020
Net sales	$5,772.6	$6,109.0	$4,412.4	$(336.4)	$1,696.6
Operating costs and expenses	(2,817.9)	(2,411.2)	(2,431.3)	(406.7)	20.1
Operating income	$2,954.7	$3,697.8	$1,981.1	$(743.1)	$1,716.7

Net sales:

2022-2021: Net sales in 2021 dropped $336.4 million YoY. This decrease was attributable to a decrease in sales volumes of copper (-2.0%) and molybdenum (-3.1%) and to a decrease in the prices for copper (-5.4% – LME) and silver (-13.6%). The aforementioned was partially offset by higher sales volumes of silver (+11.6%) and by an increase in prices for molybdenum (+20.0%).

Please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Segment Results Analysis on the 2021 Form 10-K for details on variations between 2021 and 2020.

Operating costs and expenses:

2022-2021: Operating costs and expenses in 2022 increased by $406.7 million compared to 2021, which was mainly attributable to:

Operating costs and expenses for 2021		$2,411.2
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which was mainly attributable to increases in fuel and power (+107.7), other production costs (+181.1), worker´s participation (+147.1) and others (+20); this was partially offset by a decrease in inventory consumption (-10.7) and an increase in the capitalizacion of leachable material (-25.9).	419.3
•	Increase in selling, general and administrative expenses.	3.1
•	Increase in exploration expenses.	0.8
Less:
•	Decrease in depreciation, amortization and depletion expense.	(15.6)
•	Decrease in cost and volume of metals purchased from third parties.	(0.9)
Operating costs and expenses for 2022		$2,817.9

Please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Segment Results Analysis on the 2021 Form 10-K for details on variations between 2021 and 2020.

Operating income:

2022-2021: Operating income in 2022 decreased by $743.1 million compared to 2021. This evolution was mainly driven by $336.4 million drop in sales and a $406.7 million increase in operating costs and expenses, as explained above.

Please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Segment Results Analysis on the 2021 Form 10-K for details on variations between 2021 and 2020.

IMMSA unit:

				Variance
	2022	2021	2020	2022 - 2021	2021 - 2020
Net sales	$666.5	$600.2	$529.9	$66.3	$70.3
Operating costs and expenses	(605.9)	(511.4)	(443.6)	(94.5)	(67.8)
Operating income	$60.6	$88.8	$86.3	$(28.2)	$2.5

Net sales:

2022-2021: Net sales in 2022 increased $66.3 million compared to 2021. This increase was attributable to an increase in zinc (+16.2%) prices, as well as sales volumes of zinc (+10.5%), copper (+2.7%) and silver (+4.1%). This was partially offset by lower prices for copper (-5.4%) and silver (-13.6%).

Please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Segment Results Analysis on the 2021 Form 10-K for details on variations between 2021 and 2020.

Operating costs and expenses:

2022-2021: Operating costs and expenses in 2022 increased by $94.5 million compared to 2021; this was principally due to:

Operating costs and expenses for 2021		$511.4
Plus:
•	Increase in cost of metals purchased from third parties.	49.9
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to increases in labor costs (+9.4), other production costs (+24.8) and higher inventory consumption (+28.9); this was partially offset by a decrease in power costs (-9) and others (-12.2)	41.9
•	Increase in depreciation, amortization and depletion expense.	2.8
•	Increase in selling, general and administrative expenses.	0.2
Less:
•	Decrease in exploration expenses.	(0.3)
Operating costs and expenses for 2022		$605.9

Please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Segment Results Analysis on the 2021 Form 10-K for details on variations between 2021 and 2020.

Operating income:

2022-2021: Operating income in 2022 fell $28.2 million YoY, which primarily reflects the $94.5 million increase in operating costs and expenses, which was partially offset by a $66.3 million increase in sales.

Please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Segment Results Analysis on the 2021 Form 10-K for details on variations between 2021 and 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

The following discussion relates to our liquidity and capital resources for each of the years in the three-year period ended December 31, 2022.

Cash Flow:

The following table shows the cash flow for the three year period ended December 31, 2022 (in millions):

				Variance
	2022	2021	2020	2022 - 2021	2021 - 2020
Net cash provided by operating activities	$2,802.5	$4,292.4	$2,783.6	$(1,489.9)	$1,508.8
Net cash used in investing activities	$(666.8)	$(972.9)	$(915.8)	$306.1	$(57.1)
Net cash used in financing activities	$(3,011.0)	$(2,480.2)	$(1,563.3)	$(530.8)	$(916.9)

Net cash provided by operating activities:

The 2022, 2021 and 2020 change in net cash from operating activities include (in millions):

				Variance
	2022	2021	2020	2022 - 2021	2021 - 2020
Net income	$2,648.0	$3,411.2	$1,577.8	$(763.2)	$1,833.4
Depreciation, amortization and depletion	796.3	806.0	775.6	(9.7)	30.4
Provision for deferred income taxes	118.6	(126.3)	(63.5)	244.9	(62.8)
Loss on foreign currency transaction effect	41.9	(25.8)	0.9	67.7	(26.7)
Other adjustments to net income	37.9	36.6	9.1	1.3	27.5
Operating assets and liabilities	(840.2)	190.7	483.7	(1,030.9)	(293.0)
Net cash provided by operating activities	$2,802.5	$4,292.4	$2,783.6	$(1,489.9)	$1,508.8

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts and changes in operating assets and liabilities.

2022: Net income was $2,648.0 million, which represented approximately 94.5% of the net operating cash flow.

Changes in operating assets and liabilities decreased cash flow by $840.2 million due the following variances:

●	$(35.4) million increase in trade accounts receivable.
●	$(7.7) million net increase in inventory; principally at our Mexican operations.
●	$(718.0) million decrease in accounts payable and accrued liabilities, which was driven primarily by a decrease in accrued income taxes at our Mexican and Peruvian operations.
●	$(79.1) million increase in other operating assets and liabilities, net; this was mainly attributable to an increase in other accounts receivables at our Mexican operations mainly to workers.

2021: Net income was $3,411.2 million, which represented approximately 79.5% of the net operating cash flow.

Changes in operating assets and liabilities increased cash flow by $190.7 million due to the following variances:

●	$(289.8) million increase in trade accounts receivable, which was mainly attributable to the increase in metal prices in 2021.
●	$4.7 million net decrease in inventory; this was primarily driven by increases of $91.8 million and $7.8 million in the work in process and finished goods inventories, respectively; which were in turn partially offset by $66.3 million and $38.1 million drops in the leachable materials and supplies inventories, respectively.
●	$558.2 million increase in accounts payable and accrued liabilities, which was mainly due to the increase in accrued income taxes and workers’ participation at our Mexican and Peruvian operations.
●	$(82.4) million increase in other operating assets and liabilities which included principally an increase in prepaid taxes in our Mexican operations.

Please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Cash Flow, Net cash provided by operating activities on the 2021 Form 10-K for details on activity in 2020.

Net cash used in investing activities:

2022: Net cash used for investing activities in 2022 included $948.5 million for capital investments. This included $593.5 million of investments at our Mexican operations and $355.0 million at our Peruvian operations. For further information, please see “Capital Investment Program” under this Item on page 97.

The 2022 investing activities also included net sales of short-term investments of $278.5 million.

2021: Net cash used for investing activities in 2021 included $892.3 million for capital investments. This included $571.4 million of investments at our Mexican operations and $320.9 million at our Peruvian operations. For further information, please see “Capital Investment Program” under this Item on page 97.

The 2021 investing activities also included net purchases of short-term investments of $76.1 million.

Please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Cash Flow, Net cash used in investing activities on the 2021 Form 10-K for details on activities in 2020.

Net cash used in financing activities:

2022: Net cash used in financing activities in 2022 was $3,011.0 million and included a dividend distribution of $2,705.8 million; as well as a debt repayment of $300 million.

2021: Net cash used in financing activities in 2021 was $2,480.2 million and included a dividend distribution of $2,473.8 million.

Please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Cash Flow, Net cash used in financing activities on the 2021 Form 10-K for details on activities in 2020.

Other Liquidity Considerations

We expect that we will meet our cash requirements for 2023 and beyond from cash on hand and internally generated funds. In addition, we believe that we will be able to access additional external financing on reasonable terms, if required.

As of December 31, 2022, $903.6 million of the Company´s total cash, cash equivalents and short-term investments of $2,278.0 million were held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. Earnings of the Company’s Peruvian branch are not subject to transition taxes since they are taxed in the United States on a current basis.

Share repurchase program: In 2008, our BOD authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Since the inception of the program through December 31, 2022, we have purchased 119.5 million shares of our common stock at a cost of $2.9 billion. These shares are available for general corporate purposes. We may purchase additional shares of our common stock from time to time based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time. For further details please see Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—SCC common stock repurchase plan.”

Dividend: On January 26, 2023, the BOD authorized a dividend of $1.0 per share paid on March 1, 2023 to shareholders of record at the close of business on February 14, 2023.

FINANCING

Our total debt at December 31, 2022 was $6,251.2 million, compared to $6,547.6 million at December 31, 2021, net of the unamortized discount and issuance costs of notes issued under par for $100.0 million and $103.6 million as of December 31, 2022 and 2021 respectively. This debt is all denominated in dollars at fixed interest rates, weighed at 5.82%.

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

CONTRACTUAL OBLIGATIONS

As of December 31, 2022, our most significant contractual obligations include interest and principal on debt, workers’ participation, pension and post-retirement obligations, payments for operating leases, asset retirement obligations, and commitments for purchasing energy and for capital investment projects.

Interest on debt is calculated at rates in effect at December 31, 2022. As all our debt is at fixed rates, future expenditures will not change due to rate changes. Please refer to Note 11 “Financing” of the consolidated financial statements for a description of our long-term debt arrangements and credit facilities.

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

Our long-term estimated power costs are subject to change as energy generation costs change and our forecasted power requirements through the life of the agreements change. In addition, as of December 31, 2022, the Company has committed approximately $405.5 million for the development of its capital investment projects. These include committed purchase orders and executed contracts for our Mexican projects and for our Peruvian expansion projects.

CYBERSECURITY

Innovation and the development of our technological capabilities have been and will continue to be actively present in our operations and in our day-to-day business management. In the global context, rapid deployment and adoption of new technologies and tools have challenged management models and heightened the need to manage the risks inherent to integrating new technologies within infrastructure and governance models and at the heart of our organization’s skill set and culture.

SCC is committed to executing the Information Security Strategy launched in 2021, and worked in 2022 to ensure the continuity of the strategic lines based on: improving our technology through cybersecurity projects; adapting our process model to bolster our corporate governance framework and organizational culture; and increasing our employees’ awareness of security issues by strengthening communication. Members and management and working groups joined forces to advance the execution of our strategy through interdisciplinary projects.

Going forward, the main strategic lines to execute our Information Security Strategy will be guided by our holistic vision and include: awareness campaigns and training for our personnel; implementation of technological, operational and security risk management methodologies; enhancing our governance framework, policies and procedures; strengthening our cybersecurity architecture; developing, monitoring, evaluating and verifying our protection, continuity and recovery schemes; developing management tools to ensure that our operations comply with requirements to protect privacy; and incorporating testing, verification and simulation mechanisms for the controls that regulate our model.

We believe that our business model is in the process integrating information. As such, the focus is on identifying and managing the risks to which our organization is exposed. It is important to note that these risks are on the rise and evolving. To support and evolve our strategy and maintain the effectiveness of our architecture and operating models, we constantly measure, assess and improve all aspects relative to information security. We stand at the ready to agilely and adeptly respond to all scenarios.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 95) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound in the table below:

	2022		2021		2020

		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$4,649.1	$2.45	$3,894.4	$1.90	$3,929.8	$1.84
Add:
Selling, general and administrative	125.0	0.07	125.2	0.06	126.2	0.06
Sales premiums, net of treatment and refining charges	(21.0)	(0.01)	(25.6)	(0.01)	17.00	0.01
Less:
Workers’ participation	(282.9)	(0.15)	(267.2)	(0.13)	(263.9)	(0.13)
Cost of metals purchased from third parties	(316.8)	(0.17)	(225.8)	(0.11)	(495.2)	(0.23)
Royalty charge and other, net	(300.9)	(0.16)	(158.6)	(0.08)	(171.6)	(0.08)
Inventory change	(26.8)	(0.01)	15.0	0.01	(218.6)	(0.10)
Operating Cash Cost before by‑product revenues	$3,825.7	$2.02	$3,357.4	$1.64	$2,923.7	$1.37
Add:
By‑product revenues(1)	(2,327.2)	(1.22)	(1,974.8)	(0.96)	(1,375.9)	(0.64)
Net revenue on sale of metal purchased from third parties	(28.6)	(0.02)	(22.9)	(0.01)	(80.0)	(0.04)
Total by‑product revenues	(2,355.8)	(1.24)	(1,997.7)	(0.97)	(1,455.9)	(0.68)

Operating Cash Cost net of by‑product revenues	1,469.9	0.78	1,359.7	0.67	1,467.8	0.69

Total pounds of copper produced (in millions)	1,894.7		2,041.7		2,136.1
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	2022		2021		2020

		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(1,192.7)	$(0.63)	$(1,053.1)	$(0.51)	$(510.3)	$(0.24)
Silver	(370.5)	(0.20)	(445.3)	(0.22)	(415.5)	(0.19)
Zinc	(242.9)	(0.13)	(196.9)	(0.10)	(202.9)	(0.10)
Sulfuric Acid	(395.8)	(0.21)	(164.6)	(0.08)	(135.9)	(0.06)
Gold	(81.0)	(0.04)	(67.5)	(0.03)	(73.6)	(0.03)
Other	(44.3)	(0.01)	(47.4)	(0.02)	(37.7)	(0.02)
Total	$(2,327.2)	$(1.22)	$(1,974.8)	$(0.96)	$(1,375.9)	$(0.64)

The by-product revenue presented does not match with the sales value reported by segment on page 173 because the above table excludes purchases from third parties, which are reclassified to net revenue on sale of metal purchased from third parties.

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

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Given that our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances for the three years ended December 31, 2022 are provided in the table below:

	Year Ended
	December 31,
	2022	2021	2020
Peru:
Peruvian inflation rate	8.5%	6.4%	2.0%

Initial exchange rate	3.998	3.624	3.317
Closing exchange rate	3.820	3.998	3.624
Appreciation/(devaluation)	4.5%	(10.3)%	(9.3)%

Mexico:
Mexican inflation rate	7.8%	7.4%	3.2%

Initial exchange rate	20.584	19.949	18.845
Closing exchange rate	19.362	20.584	19.949
Appreciation/(devaluation)	5.9%	(3.2)%	(5.9)%

Change in monetary position:

Assuming an exchange rate variance of 10% at December 31, 2022, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$14.9
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(18.2)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(19.0)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$23.2

The net monetary position is net of those assets and liabilities that are sol or peso denominated as of December 31, 2022.

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

Cash Flow Hedges of Natural Gas

The Company’s objective in using natural gas derivatives is to protect the stability of natural gas costs and manage exposure to natural gas price increases. To protect natural gas costs from estimated price increases in the past winter season, in the third quarter of 2021, the Company acquired two derivative instruments that began in November 2021 and ended in March 2022.

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

As of December 31, 2022, we held no derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, changes in stockholders´ equity, and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Ore stockpiles on Leach Pads – Refer to Note 4 to the financial statements

Critical Audit Matter Description

The Company has Ore stockpiles on leach pads of $1,324.0 million as of December 31, 2022 ($259.7 million presented as current and $1,064.3 million presented as non-current assets), related to the capitalization of costs attributable to leachable material.

The Company used the copper content grade, the solubility index and the recovery rate when determining the capitalization of costs related to leachable material. The leachable material inventory determined could be misstated if the monthly average recoverable copper content grade, the monthly average solubility index and the recovery rate used by the Company does not correspond to the actual results obtained from the laboratories.

We identified the copper content grade, the solubility index and the recovery rate as a critical audit matter because of the complexity and judgments made by management to support its assertion that these capitalized costs are probable of recovery. Addressing this matter required a high degree of auditor judgment and significant audit effort, which includes the involvement of our technical specialists in evaluating whether the audit evidence obtained supports management’s assertion that these costs are probable of future recovery.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s assertions that extraction and production costs are capitalized in the appropriate amounts included the following, among others:

●	We obtained an understanding and evaluated the Company’s methodology for determining the productions costs capitalized and the estimates of recoverable mineral content contained in the leaching material deposited in the leaching pads.
●	We tested the effectiveness of controls over management’s review of the copper content grade, the solubility index and the recovery rate used to determine the monthly average rate to be used in the calculation, which included an evaluation of the competence, objectivity and authority of the personnel involved and management’s experts in the determination of the copper content grade, the solubility index and the recovery rate; the identification of costs to be capitalized as part of the leaching process; and reconciliations of mineral received for the leaching process.
●	We tested the effectiveness of general IT controls for the relevant systems identified that process information that is considered significant in the calculation of the Company’s estimate.
●	We independently recalculated the monthly average copper content grade and the monthly average solubility index to obtain the reasonability of the inputs used in the estimate.
●	We involved technical specialists to evaluate the methodology and inputs used by the Company to determine the recoverability of copper from the leach pads and challenge, from a technical perspective, if the balance as of December 31, 2022 represents copper that will be recovered as estimated by the Company. Such involvement also consisted in site visits to the main mining operations where ore stockpiles on leach pads existed.

Galaz, Yamazaki, Ruiz Urquiza, S.C.

Member of Deloitte Touche Tohmatsu Limited

/s/ PAULINA RAMOS RAMIREZ
C.P.C. Paulina Ramos Ramirez
Mexico City, Mexico
February 28, 2023
We have served as the Company’s auditor since 2009

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, (in millions, except for per share amounts)	2022	2021	2020

Net sales (including sales to related parties, see note 18)	$10,047.9	$10,934.1	$7,984.9
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	4,649.1	3,894.4	3,929.8
Selling, general and administrative	125.0	125.2	126.2
Depreciation, amortization and depletion	796.3	806.0	775.6
Exploration	41.7	43.4	32.6
Total operating costs and expenses	5,612.1	4,869.0	4,864.2

Operating income	4,435.8	6,065.1	3,120.7

Interest expense	(387.1)	(387.9)	(393.4)
Capitalized interest	47.0	30.8	26.8
Other income (expense)	117.1	(18.4)	(27.5)
Interest income	35.0	7.2	19.2
Income before income taxes	4,247.8	5,696.8	2,745.8
Income taxes (including royalty taxes, see Note 7)	1,477.5	2,425.5	1,237.9
Deferred income taxes	118.6	(126.3)	(63.5)
Net income before equity earnings of affiliate	2,651.7	3,397.6	1,571.4
Equity earnings of affiliate, net of income tax	(3.7)	13.6	6.4
Net income	2,648.0	3,411.2	1,577.8
Less: Net income attributable to the non-controlling interest	9.5	14.1	7.4
Net income attributable to SCC	$2,638.5	$3,397.1	$1,570.4

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$3.41	$4.39	$2.03

Weighted average shares outstanding-basic and diluted	773.1	773.1	773.1

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2022	2021	2020

	(in millions)
COMPREHENSIVE INCOME:
Net income and comprehensive income	$2,648.0	$3,411.2	$1,577.8
Other comprehensive income (loss) net of tax:
—Decrease (increase) in pension and other post-retirement benefits (net of income tax of $(0.2), $1.2 and $(1.9), respectively)	1.0	(1.7)	1.7
- Unrealized gain on derivative instruments classified as cash flow hedge (net of income tax of $0.2 million in 2022 and $0.3 million in 2021)	(0.6)	0.6	—
Total other comprehensive income (loss)	0.4	(1.1)	1.7
Total comprehensive income	2,648.4	3,410.1	1,579.5
Comprehensive income attributable to the non-controlling interest	9.5	14.1	7.4
Comprehensive income attributable to SCC	$2,638.9	$3,396.0	$1,572.1

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,069.7	$3,002.0
Short-term investments	208.3	486.9
Accounts receivable trade	1,394.1	1,358.7
Accounts receivable other (including related parties 2022- $33.3 and 2021 - $49.1	79.7	87.9
Inventories	1,013.9	972.9
Prepaid taxes	377.6	197.7
Other current assets	44.4	33.5
Total current assets	5,187.7	6,139.6

Property and mine development, net	9,596.6	9,464.4
Ore stockpiles on leach pads	1,064.3	1,097.6
Intangible assets, net	134.7	138.1
Right-of-use assets	851.4	916.3
Deferred income tax	237.3	316.2
Equity method investment	110.8	115.4
Other non-current assets	94.6	110.0
Total assets	$17,277.4	$18,297.6

LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$299.7
Accounts payable (including related parties 2022 - $120.2 and 2021 - $103.3	657.6	591.9
Accrued income taxes	138.1	832.6
Accrued workers’ participation	236.3	325.7
Accrued interest	97.1	98.6
Lease liabilities current	77.3	73.9
Other accrued liabilities	29.3	27.6
Total current liabilities	1,235.7	2,250.0

Long-term debt, net of current portion	6,251.2	6,247.9
Lease liabilities	774.1	842.4
Deferred income taxes	161.2	118.3
Non-current taxes payable	40.6	—
Other liabilities and reserves	82.4	68.3
Asset retirement obligation	585.3	562.9
Total non-current liabilities	7,894.8	7,839.8

Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY (NOTE 14)
Common stock par value $0.01; shares authorized, 2022 and 2021–2,000; shares issued, 2022 and 2021–884.6	8.8	8.8
Additional paid-in capital	3,489.7	3,454.1
Retained earnings	7,702.3	7,769.7
Accumulated other comprehensive income	(9.0)	(9.4)
Treasury stock, at cost, common shares	(3,107.6)	(3,074.0)
Total Southern Copper Corporation stockholders’ equity	8,084.2	8,149.2
Non-controlling interest	62.7	58.6
Total equity	8,146.9	8,207.8
Total liabilities and equity	$17,277.4	$18,297.6

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,
(in millions)	2022	2021	2020

OPERATING ACTIVITIES
Net income	$2,648.0	$3,411.2	$1,577.8
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	796.3	806.0	775.6
Equity earnings of affiliate, net of dividends received	4.6	(1.1)	(10.4)
Loss (gain) on foreign currency transaction effect	41.9	(25.8)	0.9
Provision (benefit) for deferred income taxes	118.6	(126.3)	(63.5)
Net charges for asset retirement obligations, including accretion	16.4	17.9	13.5
Other, net	16.9	19.8	6.0
Change in operating assets and liabilities:
(Increase) in accounts receivable	(35.4)	(289.8)	(236.0)
(Increase)/decrease in inventories	(7.7)	4.7	223.6
(Decrease)/increase in accounts payable and accrued liabilities	(718.0)	558.2	313.8
(Increase)/decrease in other operating assets and liabilities	(79.1)	(82.4)	182.3
Net cash provided by operating activities	2,802.5	4,292.4	2,783.6
INVESTING ACTIVITIES
Capital expenditures	(948.5)	(892.3)	(592.2)
Purchase of short-term investments	(486.2)	(1,653.1)	(450.3)
Proceeds on sale of short-term investment	764.7	1,577.0	120.2
Other, net	3.2	(4.5)	6.5
Net cash used in investing activities	(666.8)	(972.9)	(915.8)
FINANCING ACTIVITIES
Repayments of debt	(300.0)	—	(400.0)
Cash dividends paid to common stockholders	(2,705.8)	(2,473.8)	(1,159.6)
Distributions to non-controlling interest	(5.5)	(6.7)	(4.1)
Other, net	0.3	0.3	0.4
Net cash used in financing activities	(3,011.0)	(2,480.2)	(1,563.3)
Effect of exchange rate changes on cash and cash equivalents	(57.0)	(20.9)	(46.0)
Increase (decrease) in cash and cash equivalents	(932.3)	818.4	258.5
Cash and cash equivalents, at beginning of year	3,002.0	2,183.6	1,925.1
Cash and cash equivalents, at end of year	$2,069.7	$3,002.0	$2,183.6

	2022	2021	2020

	(in millions)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$380.2	$380.2	$383.5
Income taxes	$2,391.5	$1,947.1	$1,037.1
Workers’ participation	$450.6	$258.4	$153.9
Supplemental schedule of non-cash operating, investing and financing activities:
Decrease (increase) in pension and other post-retirement benefits	$1.0	$(1.7)	$1.7
Capital expenditures incurred but not yet paid	$18.5	$24.6	$32.2

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions)	2022	2021	2020

TOTAL EQUITY, beginning of year	$8,207.8	$7,276.0	$6,858.2
STOCKHOLDERS’ EQUITY, beginning of year	8,149.2	7,224.8	6,810.3
CAPITAL STOCK:
Balance at beginning and end of year:	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	3,454.1	3,441.5	3,424.9
Other activity of the period	35.6	12.6	16.6
Balance at end of year	3,489.7	3,454.1	3,441.5
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the year	(2,767.2)	(2,767.5)	(2,767.9)
Used for corporate purposes	0.3	0.3	0.4
Balance at end of year	(2,766.9)	(2,767.2)	(2,767.5)
Parent Company common shares
Balance at beginning of year	(306.8)	(296.0)	(281.0)
Other activity, including dividend, interest and foreign currency transaction effect	(33.9)	(10.8)	(15.0)
Balance at end of year	(340.7)	(306.8)	(296.0)
Treasury stock balance at end of year	(3,107.6)	(3,074.0)	(3,063.5)
RETAINED EARNINGS:
Balance at beginning of year	7,769.7	6,846.4	6,435.6
Net earnings	2,638.5	3,397.1	1,570.4
Dividends declared and paid, common stock, per share, 2022- $3.50, 2021– $3.20, 2020 - $1.50	(2,705.8)	(2,473.8)	(1,159.6)
Balance at end of year	7,702.3	7,769.7	6,846.4
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of year	(9.4)	(8.4)	(10.1)
Other comprehensive income (loss)	0.4	(1.0)	1.7
Balance at end of year	(9.0)	(9.4)	(8.4)
STOCKHOLDERS’ EQUITY, end of year	8,084.2	8,149.2	7,224.8
NON-CONTROLLING INTEREST, beginning of year	58.6	51.2	47.9
Net earnings	9.5	14.1	7.4
Distributions paid	(5.5)	(6.7)	(4.1)
NON-CONTROLLING INTEREST, end of year	62.7	58.6	51.2
TOTAL EQUITY, end of year	$8,146.9	$8,207.8	$7,276.0

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At December 31, 2022, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation ("SCC", "Southern Copper" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

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

For contracts with a term greater than one year, the Company is unable to disclose an allocation of the transaction price to the remaining unsatisfied performance obligation, given that unit prices of mineral sold are determined by published commodity prices at specified dates within the contract. The volume of mineral to be delivered after the first year of the contract is subject to annual volume negotiations in accordance with the terms of the contract. As of December 31, 2022, the Company has long-term contracts with promises to deliver in 2023 for a total of 147,500 metric tonnes of copper concentrate, 48,000 metric tonnes of copper cathodes, 31,587 tonnes of molybdenum concentrate and 382,500 tonnes of sulfuric acid. This is an estimate that will vary in 2023 and 2024 based on the negotiations with the customers as mentioned above.

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

The capitalization of long-term inventory-Ore stockpiles in leach pads is based on the allocation of copper content recoverable between ore and leach material. In addition, inventory consumption is valued at the average unit cost.

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

For the years ended December 31, 2022, 2021 and 2020, the Company did not capitalize any drilling and related costs.

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

The Company updates its estimate of mineral reserves at the beginning of each year. In 2021, the Company adopted SEC’s mining property disclosure requirements (Regulation S-K, Subpart 1300). Consequently, in 2021 and 2022, the Company based its mineral reserve estimates on a long-term price assumption of $3.30 per pound of copper. Mineral reserves at the end of 2020 were estimated under previous standards at current prices per pound of copper of $2.816. The ore reserve estimates are used to determine the amortization of mine development and intangible assets.

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

Other comprehensive income—

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the fiscal years ended December 31, 2022, 2021 and 2020, the components of "other comprehensive income (loss)" were, the unrecognized gain (loss) on employee benefit obligations and unrealized gain (loss) on derivative instruments classified as cash flow hedge.

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

NOTE 3—SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At December 31,
	2022	2021
Trading securities	$208.0	$486.5
Weighted average interest rate	4.5%	0.3%

Available-for-sale	$0.3	$0.4
Weighted average interest rate	0.8%	0.7%
Total	$208.3	$486.9

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and, as of December 31, 2022 and 2021, included asset and mortgage backed obligations. As of December 31, 2022 and 2021, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Years ended
	December 31,
	2022		2021
Trading:
Interest earned		$4.4		$1.4
Unrealized gain (loss) at the end of the period	$	(*)		$0.1

Available-for-sale:
Interest earned	$	(*)	$	(*)
Investment redeemed		$0.1		$0.2

(*)   Less than $0.1 million

At December 31, 2022 and 2021, contractual maturities of the available-for-sale debt securities are as follows (in millions):

	2022	2021
One year or less	$—	$—
Maturing after one year through five years	—	—
Maturing after five years through ten years	—	—
Due after 10 years	0.3	0.4
Total debt securities	$0.3	$0.4

NOTE 4—INVENTORIES:

	At December 31,
(in millions)	2022	2021
Inventory, current:
Metals at average cost:
Finished goods	$78.5	$58.6
Work-in-process	330.5	340.7
Ore stockpiles on leach pads	259.7	259.7
Supplies at average cost	345.2	313.9
Total current inventory	$1,013.9	$972.9
Inventory, long-term:
Ore stockpiles on leach pads	$1,064.3	$1,097.6

Total leaching costs added as long-term inventory of ore stockpiles in leach pads amounted to $264.3 million, $247.4 million and $194.0 million in 2022, 2021 and 2020, respectively. Long-term leaching inventories recognized as cost of sales amounted to $297.5 million, $313.7 million and $359.1 million in 2022, 2021 and 2020, respectively.

NOTE 5—PROPERTY:

	At December 31,
(in millions)	2022	2021
Buildings and equipment	$16,718.3	$15,993.8
Construction in progress	1,747.0	1,668.0
Mine development	273.2	273.2
Mineral assets	83.2	83.2
Land, other than mineral	275.4	258.6
Total property	19,097.1	18,276.8
Accumulated depreciation, amortization and depletion	(9,500.5)	(8,812.4)
Total property and mine development, net	$9,596.6	$9,464.4

Depreciation and depletion expense for the years ended December 31, 2022, 2021 and 2020, amounted to $790.3 million, $797.3 million and $766.4 million, respectively.

NOTE 6—INTANGIBLE ASSETS:

	At December 31,
(in millions)	2022	2021
Mining concessions	$121.2	$121.2
Mine engineering and development studies	19.8	19.8
Software	70.3	65.4
	211.3	206.4
Accumulated amortization:
Mining concessions	(42.2)	(40.4)
Mine engineering and development studies	(19.2)	(18.2)
Software	(57.1)	(51.6)
	(118.5)	(110.2)
Goodwill	41.9	41.9
Intangible assets, net	$134.7	$138.1

Amortization of intangibles for the years ended December 31, 2022, 2021 and 2020, amounted to $7.3 million, $8.7 million and $9.2 million, respectively. Estimated amortization is as follows:

Estimated amortization expense (in millions):
2023	$6.9
2024	5.8
2025	5.1
2026	1.8
2027	1.8
Total 2023 - 2027	$21.4
Average annual	$4.3

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

The components of the provision for income taxes for the three years ended December 31, 2022, are as follows:

(in millions)	2022	2021	2020
U.S. federal and state:
Current	$0.1	$—	$—
Deferred	—	—	—
Uncertain tax positions	—	—	—
	0.1	—	—
Foreign (Peru and Mexico):
Current	1,443.1	2,425.5	1,237.9
Deferred	118.6	(126.3)	(63.5)
Uncertain tax positions	34.3	—	—
	1,596.0	2,299.2	1,174.4
Total provision for income taxes	$1,596.1	$2,299.2	$1,174.4

The source of income is as follows:

(in millions)	2022	2021	2020
Earnings by location:
U.S.	$0.5	$(32.4)	$(15.3)
Foreign
Peru	1,167.8	1,962.8	723.9
Mexico	3,079.5	3,766.4	2,037.2
	4,247.3	5,729.2	2,761.1
Earnings before taxes on income	$4,247.8	$5,696.8	$2,745.8

The reconciliation of the statutory income tax rate to the effective tax rate for the three years ended December 31, 2022, is as follows (in percentage points):

	2022	2021	2020
Expected tax at U.S. statutory rate	21.0%	21.0%	21.0%
Foreign tax at other than statutory rate, net of foreign tax credit benefit (1)	14.7	13.8	13.7
Percentage depletion	(2.1)	(1.8)	(2.2)
Other permanent differences	(0.1)	(0.3)	0.1
Additional valuation allowance on U.S. deferred tax assets, foreign tax credits and U.S. tax effect on Peruvian deferred taxes	5.5	8.4	8.9
Increase (decrease) in unrecognized tax benefits for uncertain tax positions	1.5	(0.5)	(0.1)
Amounts (over) / under provided in prior years	(1.7)	—	(0.1)
Other	(1.2)	(0.2)	1.5
Effective income tax rate	37.6%	40.4%	42.8%
(1)	Foreign tax at other than statutory rates, net of foreign tax credit benefit, also includes the effects of permanent differences in Peru and Mexico, that are determined at the local statutory rate.

The Company files income tax returns in three jurisdictions; Peru, Mexico and the United States. For the three years presented above, the statutory income tax rate for Mexico was 30%, the United States tax rate was 21%, and the Peruvian tax rate was 29.5%. While the largest components of income taxes are the Peruvian and Mexican taxes, the Company is a domestic U.S. entity. Therefore, the rate used in the above reconciliation is the U.S. statutory rate.

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

Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards:

	At December 31,
(in millions)	2022	2021
Assets:
Inventories	$28.5	$78.0
Capitalized exploration expenses	12.4	12.5
U.S. foreign tax credit carryforward, net of Uncertain Tax Positions	1,653.5	1,479.2
U.S. tax effect of Peruvian deferred tax liability	112.5	75.0
U.S. tax effect of Peruvian Uncertain Tax Positions	45.1	—
Reserves	249.6	284.5
Property, plant and equipment	—	9.5
Deferred workers participation	15.9	11.1
Accrued salaries, wages and vacations	7.4	8.2
Sales price adjustment (PUI)	—	2.6
Social responsibility expenses	—	5.1
Deferred charges	28.6	31.6
Valuation allowance on U.S. deferred tax assets, foreign tax credits and U.S. tax effect of Peruvian deferreds	(2,053.7)	(1,820.0)
Accrued royalty and special mining tax	10.8	23.3
Other	21.9	5.5
Total deferred tax assets	132.5	206.1

	At December 31,
(in millions)	2022	2021
Liabilities:
Property, plant and equipment	(19.7)	—
Social responsibility expenses	(7.7)	—
Sales price adjustment (PUI)	(29.0)	—
Other	—	(8.2)
Total deferred tax liabilities	(56.4)	(8.2)
Total net deferred tax (liabilities) / assets	$76.1	$197.9

The valuation allowance increased by $233.7 million in 2022, which was primarily due to the valuation of unutilized Foreign Tax Credits generated in 2022 and the valuation of the anticipatory foreign tax credits for the U.S. Tax effect of Peruvian deferred tax and uncertain tax position liabilities. The Peru branch operations are taxed in the U.S. as a flow through entity to SCC. Since the Peruvian tax rate of 29.5% now exceeds the U.S. tax rate of 21% it is the expectation of management that it is more likely than not that the benefit of excess credits generated in the current year will not be realizable.

U.S. Tax Matters—

As of December 31, 2022, the Company considers its ownership of the stock of Minera Mexico to be essentially permanent in duration. Income from subsidiaries, such as Minera Mexico, is included in the Global Intangible Low Tax Income or GILTI on a current year basis.

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

The Base Erosion Anti-Abuse Tax (“BEAT”) is a 10% minimum tax for the years 2019 through 2025 and 12.5% in years thereafter. It is calculated on a base equal to the Company’s income determined without the tax benefit arising from base erosion payments. Since this tax was imposed in 2018 the Company has had no U.S. tax liability for BEAT since it has met the safe harbor rule that provides a Company not to be subject to the BEAT if related party payments from the U.S. to foreign entities does not exceed 3% of expenses excluding cost of goods sold. The Company must continue to analyze applicability of the BEAT provisions on a yearly basis.

As of December 31, 2022, $903.6 million of the Company´s total cash, cash equivalents and short-term investments of $2,278.0 million were held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. The Company has determined that as of December 31, 2022, a deferred tax asset of $0.3 billion exists with respect to its investment in foreign subsidiaries. Tax accounting guidance provided in ASC 740 requires this asset to be recognized only if the basis difference will reverse in the foreseeable future. Management has no plans that would result in the reversal of this temporary difference and consequently no deferred tax asset has been recorded. Future dividends from these subsidiaries may not be subject to federal income tax in the U.S., and the Company incurs no state income tax liability. Additionally, there are no withholding taxes due to the tax treaty between the United States and Mexico. Distributions of earnings from the Company's Peruvian branch to the United States are not subject to U.S. taxes on repatriation. The Company's branch operations are not foreign corporations. They are rather mainly comprised of operations that are branches of the Company's U.S. operations and taxed on a current basis.

As of December 31, 2022, there were $1,670.7 million of foreign tax credits available for carryback or carryforward. These credits have a one-year carryback and a ten-year carryforward period and can only be used to reduce U.S. income tax on foreign earnings. There were no other unused U.S. tax credits as of December 31, 2022. These credits will expire if not utilized by the end of the years listed below:

Year	Amount
2024	72.2
2025	146.7
2026	96.1
2027	—
2028	175.0
2029	219.9
2030	247.6
2031	582.2
2032	131.0
Total	$1,670.7

These foreign tax credits are presented above on a gross basis and have not been adjusted for any unrecognized tax benefits. In accordance with ASC 740, the Company has recorded $17.2 million for the U.S. jurisdiction unrecognized tax benefit as an offset to the Company’s deferred tax asset for foreign tax credits. The remaining foreign tax credits of $1,653.5 million have a full valuation allowance against them at December 31, 2022. It is the expectation of management that with the reduction in the U.S. corporate tax rate to 21% and considering the corporate tax rates in Mexico of 30% and in Peru at 29.5%, it is unlikely the excess foreign tax credits can be utilized. Additionally, foreign dividends may no longer be taxed in the U.S. due to the GILTI rules and thereby reducing the U.S. tax on the foreign source income and limiting the ability to utilize foreign tax credits generated before the 2017 Tax Cuts and Jobs Act.

On December 28, 2021, the U.S. Treasury and the IRS released final regulations addressing various aspects of the foreign tax credit regime. The regulations apply to years beginning after December 28, 2021. The Company reviewed and revised the foreign tax credits generated under the new regulations, which is not expected to have a material impact on the Company’s financial statements as excess foreign tax credits generated are fully valued. See below for discussion of Peruvian tax mattes and Peruvian Special Mining Tax.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which includes, among other provisions, (i) a new corporate alternative minimum tax of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period, and (ii) a new excise tax of 1% on the fair market value of net corporate stock repurchases. The provisions of the Inflation

Reduction Act are effective for tax years beginning in fiscal year 2023. The Company continues to analyze the impacts that the Inflation Reduction Act will have on future operating results.

Beginning in fiscal year 2022, the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) enactment of IRC Section 174 requires the capitalization and amortization of research and experimental expenditures. The Company does not believe this legislation will have a material impact on the Company’s Consolidated Financial Statements and will continue to assess the effects.

Peruvian Tax Matters—

Mining royalty charge: The royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. The minimum royalty charge is recorded as cost of sales and those amounts assessed at higher rates are included in the income tax provision. The Company has accrued $71.4 million, $140.8 million and $60.6 million of royalty charges in 2022, 2021 and 2020, respectively, of which $35.8 million, $97.8 million and $31.4 million were included in income taxes in 2022, 2021 and 2020, respectively.

Peruvian special mining tax: This tax is based on operating income with graduated rates increasing from 2% to 8.4%. The Company recognized $56.4 million, $114.0 million and $50.0 million in 2022, 2021 and 2020, respectively, with respect to this tax. These amounts were included as income taxes in the Consolidated Statement of Earnings.

Mexican Tax Matters—

Since 2014, Mexican operations have been required to pay a mining royalty of 7.5% on taxable earnings before taxes and an additional royalty of 0.5% over gross income from sales of gold, silver and platinum: $1.5 million.

On October 26, 2021, the Federal Executive submitted the 2022 Economic Package. The Federal Revenue Law for fiscal year 2022 went into effect on January 1, 2022. The aforementioned proposal does not include any major changes and mostly addresses administrative issues; it does not include tax increases or new taxes.

Accounting for Uncertainty in Income Taxes—

The total amount of unrecognized tax benefits in 2022, 2021 and 2020, was as follows (in millions):

	2022	2021	2020
Unrecognized tax benefits, opening balance	$—	$66.1	$58.4
Gross decreases—tax positions in prior period	—	(10.9)	—
Gross increases—tax positions in prior period	130.9	—	—
Gross increases—current-period tax positions	—	—	7.7
Gross decreases—current-period tax positions	(10.7)	(1.1)	—
Decreases related to settlements with taxing authorities	(37.5)	(54.1)	—
	82.7	(66.1)	7.7
Unrecognized tax benefits, ending balance	$82.7	$—	$66.1

The company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the Consolidated Statements of Earnings. For the Peruvian jurisdiction, in addition to the unrecognized tax benefits of $38.8 million, the Company recorded $26.7 million of accrued interest and penalties.

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $65.5 million at December 31, 2022 and relates entirely to the Peruvian jurisdiction. Any recognition of unrecognized tax benefits within the U.S. jurisdiction would not affect the effective tax rate as long as the Company continues to value U.S. deferred tax assets including foreign tax credits. Offsetting expense related to the change in liability for uncertain tax positions within the U.S. jurisdiction and the change in valuation allowance of the U.S. deferred tax asset for foreign tax credits was presented as a net amount in the components of income taxes. The Company has no unrecognized Mexican tax benefits as of December 31, 2022.

The company expects that foreign exchange rates will have an impact on the amount of unrecognized tax benefits in the Peruvian jurisdiction.

As of December 31, 2022 and December 31, 2021, the Company’s liability for uncertain tax positions did not include accrued interest and penalties in the U.S. jurisdiction. As of December 31, 2022 the Company’s liability for uncertain tax positions included accrued interest and penalties of $26.7 million in the Peruvian jurisdiction.

The following tax years remain open to examination and adjustment in the Company’s three major tax jurisdictions:

Peru:	2017 and all subsequent years
U.S.:	2017 and all subsequent years
Mexico:	2017 and all subsequent years

Management does not expect that any of the open years will result in a cash payment within the U.S. jurisdiction in the upcoming twelve months ending December 31, 2023. Management expects to make cash payments of $24.8 million within the Peruvian jurisdiction in the upcoming twelve months ending December 31, 2023.

NOTE 8—WORKERS’ PARTICIPATION:

The Company's operations in Peru and Mexico are subject to statutory workers' participation.

In Peru, the provision for workers' participation is calculated at 8% of pre-tax earnings. The current portion of this participation, which is accrued during the year, is based on the Peruvian Branch's taxable income and is distributed to workers following determination of final results for the year. The annual amount payable to an individual worker is capped at the worker’s salary for an 18 month period. Amounts determined in excess of the 18 months of worker’s salary is no longer made as a payment to the worker and is levied first for the benefit of the “Fondo Nacional de Capacitacion Laboral y de Promocion del Empleo” (National Workers’ Training and Employment Promotion Fund) until this entity receives from all employers in its region an amount equivalent to 2,200 Peruvian taxable units (approximately $2.7 million in 2022). Any remaining excess is levied as payment for the benefit of the regional governments. These levies fund worker training, employment promotion, entrepreneurship and various other programs.

In Mexico, workers' participation is determined using the guidelines established in the Mexican income tax law at a rate of 10% of pre-tax earnings as adjusted by the tax law. In 2021, there was a change in the Ley Federal del Trabajo ("Federal Labor Law"), effective in 2022. Under this change, the amount payable to a worker cannot be higher than the maximum between the worker’s salary for a three-month period and the average of the participation received in the last three years.

The provision for workers’ participation is allocated to “Cost of sales (exclusive of depreciation, amortization and depletion)”. Workers’ participation expense for the three years ended December 31, 2022 was as follows (in millions):

	2022	2021	2020
Current	$347.2	$344.5	$248.5
Deferred	29.1	(72.8)	19.8
	$376.3	$271.7	$268.3

NOTE 9—LEASES:

The Company has operating leases for power generating facilities, vehicles and properties. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Some of the Company’s leases include both lease and non-lease components which are accounted for separately. The Company’s leases have remaining lease terms of less than one year to 10 years, and do not include options to extend the leases. The Company’s lease agreements do not contain options to purchase the leased assets or to terminate the leases before the expiration date. In addition, the Company’s lease contracts do not have any material residual value guarantees or material restrictive covenants. As none of the Company’s leases provides an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The weighted average remaining lease term for the Company’s leases is eight years, and the weighted average discount rate for these leases is 3.87%.

The operating lease expense recognized in the years ended December 31, 2022, 2021 and 2020 was classified as follows (in millions):

Classification	2022	2021	2020
Cost of sales (exclusive of depreciation, amortization and depletion)	$115.5	$108.1	$114.4
Selling, general and administrative	0.1	0.1	0.2
Exploration	0.1	0.2	0.2
Total lease expense	$115.7	$108.4	$114.8

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2023	$115.5
2024	107.5
2025	106.2
2026	106.0
2027	105.7
After 2027	523.4
Total lease payments	$1,064.3
Less: interest on lease liabilities	(212.9)
Present value of lease payments	$851.4

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

On June 24, 2019, MINEM approved a change to the guarantees required for the mining closure plans. The new regulation specifies that annual guarantees can be secured with real estate up to a maximum of 50% and the remaining amount with credit instruments. Currently, the Company has pledged the value of its Lima office complex for the 50% of the guarantee and with a stand-by letter of credit for the other 50% as security for this obligation. Through January 2023, the Company provided total guarantees of $77.1 million.

On July 20, 2021, the Peruvian Government published Law 31347, which requires companies in the production stage to set aside additional guarantees for progressive closure of its operations. The resources that back these guarantees will be returned to the Company when activities cease and the regulatory agency verifies that all closure measures have been satisfactorily completed. Under this Law, companies must include activities for environmental remediation within the closure schedule and assume costs associated with environmental impacts that are identified during audits. As of

December 31, 2022, the regulation attached to this Law had yet to be published. The Company is currently evaluating the possible financial impact of the Law but cannot fully estimate the magnitude until the Law’s regulation is published.

The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the Ilo smelter and refinery, and the shops and auxiliary facilities at the three units. In March 2016, MINEM approved the Mining Closure Plan for the Toquepala expansion project and the revised closure plans for the Cuajone mine and the Ilo facilities were approved in January and October 2019, respectively. As a result of these new estimates, the Company increased the asset retirement obligation by $28.1 million in 2019. The closure plan for the Tia Maria project was approved in February 2017. The Company, however, has not recorded a retirement obligation for the project because the work on the project is on hold. The Company believes that under these circumstances the recording of a retirement obligation is not appropriate.

In 2022, the Company made a change in the estimate for the asset retirement obligation for its Peruvian operations, mainly due to a detailed review of the closing activities required for each facility. The effect of this change was a decrease in the asset retirement liability by $59.5 million, which was recorded in December 2022, reducing the asset retirement asset by $43.3 million and the difference of $16.2 million was recorded as a reduction in cost of goods sold.

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

The following table summarizes the asset retirement obligation activity for the years ended December 31, 2021 and 2020 (in millions):

	2022	2021
Balance as of January 1	$562.9	$545.0
Changes in estimates	(10.8)	—
Additions	11.9
Closure payments	(7.1)	(5.6)
Accretion expense	28.4	23.5
Balance as of December 31,	$585.3	$562.9

NOTE 11—FINANCING:

Long-term debt (in millions):

				Carrying
				value as of
	Face	Issuance	Issuance	December 31,
	amount	discount	costs	2022
3.875% Senior unsecured notes due 2025	500	(0.7)	(0.7)	498.6
9.250% Yankee bonds due 2028	51.2	—	—	51.2
7.500% Senior unsecured notes due 2035	1,000	(11.0)	(7.3)	981.7
6.750% Senior unsecured notes due 2040	1,100	(6.6)	(5.2)	1,088.2
5.250% Senior unsecured notes due 2042	1,200	(17.6)	(5.9)	1,176.5
5.875% Senior unsecured notes due 2045	1,500	(15.4)	(8.2)	1,476.4
4.500% Minera Mexico Senior unsecured notes due 2050	1,000	(12.1)	(9.3)	978.6
Total	$6,351.2	$(63.4)	$(36.6)	6,251.2
Less, current portion				—
Total long-term debt				$6,251.2

				Carrying
				value as of
	Face	Issuance	Issuance	December 31,
	amount	discount	costs	2021
3.500% Senior unsecured notes due 2022	$300	$(0.1)	$(0.2)	$299.7
3.875% Senior unsecured notes due 2025	500	(1.0)	(1.0)	498.0
9.250% Yankee bonds due 2028	51.2	—	—	51.2
7.500% Senior unsecured notes due 2035	1,000	(11.6)	(7.6)	980.8
6.750% Senior unsecured notes due 2040	1,100	(6.7)	(5.4)	1,087.9
5.250% Senior unsecured notes due 2042	1,200	(18.1)	(6.0)	1,175.9
5.875% Senior unsecured notes due 2045	1,500	(15.8)	(8.3)	1,475.9
4.500% Minera Mexico Senior unsecured notes due 2050	1,000	(12.3)	(9.5)	978.2
Total	$6,651.2	$(65.6)	$(38.0)	6,547.6
Less, current portion				(299.7)
Total long-term debt				$6,247.9

The bonds, referred above as “Yankee bonds”, contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined in the debt instrument. At December 31, 2022, Minera Mexico was in compliance with this covenant.

Between July 2005 and April 2015 the Company issued fixed-rate senior unsecured notes eight times for a total of $6.2 billion, as listed above. Interest on the notes is paid semi-annually in arrears. The notes rank pari passu with each other and rank pari passu in right of payment with all of the Company’s other existing and future unsecured and unsubordinated indebtedness. Net proceeds are being used for general corporate purposes, including the financing of the Company´s capital investment program. The notes were issued with an underwriters’ discount. The unamortized balance of the discount and the costs of these notes are presented net of the carrying value of the debt issued and are amortized as interest expense over the life of the loan.

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

At December 31, 2022, the Company was in compliance with the covenants of the notes.

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

Aggregate maturities of the outstanding borrowings at December 31, 2022, are as follows:

Principal
Years	Due(*)
(in millions)
2023	$—
2024	—
2025	500.0
2026	—
2027	—
Thereafter	5,851.2
Total	$6,351.2

(*)Total debt maturities do not include the debt discount valuation account of $100.0 million.

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

The components of net periodic benefit costs calculated in accordance with ASC 715 “Compensation retirement benefits,” using December 31 as a measurement date, consist of the following:

(in millions)	2022	2021	2020
Service cost	$1.8	$1.4	$1.4
Interest cost	2.3	1.5	1.7
Expected return on plan assets	(3.9)	(3.3)	(2.9)
Amortization of net actuarial loss	0.1	(0.1)	0.1
Amortization of prior service cost / (credit)	0.2	0.2	0.2
Settlement / Curtailment	—	—	(0.4)
Amortization of net loss/(gain)	0.3	0.3	0.2
Net periodic benefit cost	$0.8	$—	$0.3

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2022	2021
Change in benefit obligation:
Projected benefit obligation at beginning of year	$36.3	$29.9
Service cost	1.8	1.4
Interest cost	2.3	1.5
Benefits paid	(2.8)	(2.2)
Actuarial loss	1.0	6.7
Actuarial gain assumption changes	(1.7)	(0.4)
Inflation adjustment	1.7	(0.6)
Projected benefit obligation at end of year	$38.6	$36.3
Change in plan assets:
Fair value of plan assets at beginning of year	$56.0	$54.4
Actual return on plan assets	1.9	4.3
Employer contributions	(0.8)	(0.6)
Benefits paid	(0.8)	(0.8)
Currency exchange rate adjustment	2.9	(1.3)
Fair value of plan assets at end of year	$59.2	$56.0
Funded status at end of year:	$20.6	$19.7
ASC-715 amounts recognized in statement of financial position consists of:
Non-current assets	$20.6	$19.7
Total	$20.6	$19.7
ASC-715 amounts recognized in accumulated other comprehensive income (net of income taxes of $(4.8) million and $(4.2) million in 2022 and 2021, respectively) consists of:
Net loss (gain)	$6.7	$6.2
Prior service cost	1.1	1.0
Total	$7.8	$7.2

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the defined benefit pension plan, net of income tax:

(in millions)	2022	2021
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$7.2	$4.2
Net loss/(gain) ocurring during the year	0.8	3.3
Net loss/(gain) amortized during the year	(0.4)	(0.2)
Currency exchange rate adjustment	0.2	(0.1)
Net adjustment to accumulated other comprehensive income (net of income taxes of $(0.5) million and $(1.9) million in 2022 and 2021, respectively)	0.6	3.0
Accumulated other comprehensive income at end of plan year	$7.8	$7.2

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2022 and 2021, net of income tax:

(in millions)	2022	2021
Net loss / (gain)	$0.8	$3.3
Amortization of net (loss) gain	(0.4)	(0.2)
Total amortization expenses	$0.4	$3.1

The assumptions used to determine the pension obligations are:

Expatriate Plan	2022	2021	2020
Discount rate	4.85%	2.40%	1.90%
Expected long-term rate of return on plan asset	4.00%	3.00%	3.50%
Rate of increase in future compensation level	N/A	N/A	N/A

Mexican Plan(*)	2022	2021	2020
Discount rate	10.09%	8.02%	7.43%
Expected long-term rate of return on plan asset	10.09%	8.02%	7.43%
Rate of increase in future compensation level	4.75%	4.50%	4.50%

(*)These rates are based on Mexican pesos as pension obligations are denominated in this currency.

The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Expected
Years	Benefit Payments
(in millions)
2023	$7.5
2024	3.2
2025	3.7
2026	3.6
2027	4.2
2028 to 2032	20.2
Total	$42.4

Expatriate Plan

The Company’s funding policy is to contribute amounts to the qualified plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 plus such additional amounts as the Company may determine to be appropriate.

Plan assets are invested in a group annuity contract with Metropolitan Life Insurance Company (“MetLife”). The Contract invests in the MetLife General Account Payment Fund (the "General Account") and the MetLife Broad Market Core Bond Account (the “Bond Fund”) managed by BlackRock, Inc.

The General Account is broadly diversified across asset classes and backed by the total capital of MetLife.

The Bond Fund seeks to outperform the Bloomberg U.S. Aggregate Bond Index, net of fees, over a full market cycle. The Bond Fund invests in publicly traded, investment grade securities. These may include corporate securities, mortgage securities, treasuries and cash, agency securities, commercial mortgage backed securities and other investment vehicles adhering to the fund’s investment objectives. These investments are classified as Level 1 because they are valued using quoted prices of the same securities as they consist of instruments which are publicly traded.

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

The plan assets are managed by three financial institutions, Scotiabank Inverlat S.A., Banco Santander and GBM Grupo Bursatil Mexicano, S.A. 76% of the funds are invested in Mexican government securities, including treasury certificates and development bonds of the Mexican government. The remaining 24% is invested in common shares of Grupo Mexico. The plan assets are invested without restriction in active markets that are accessible when required and are therefore considered as level 1, in accordance with ASC 820 “Fair Value Measurement.”

These plans accounted for approximately 100% of benefit obligations. The following table represents the asset mix of the investment portfolio as of December 31:

	2022	2021
Asset category:
Treasury bills	76%	73%
Equity securities	24%	27%
	100%	100%

The amount of contributions that the Company expects to pay to the plan during 2023 is $6.7 million.

Post-retirement Health Care Plan

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net period benefit costs for the three years ended December 31, 2022 are as follows:

(in millions)	2022	2021	2020
Interest cost	$1.7	$1.6	$1.3
Amortization of net loss (gain)	0.1	0.2	—
Net periodic benefit cost	$1.8	$1.8	$1.3

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2022	2021
Change in benefit obligation:
Projected benefit obligation at beginning of year	$21.4	$23.8
Interest cost	1.7	1.6
Benefits paid	(1.6)	(1.4)
Actuarial (gain)	(2.6)	(2.0)
Inflation adjustment	1.4	(0.6)
Projected benefit obligation at end of year	$20.3	$21.4
Funded status at end of year:	$20.3	$21.4
ASC-715 amounts recognized in statement of financial position consists of:
Non-current liabilities	(20.3)	(21.4)
Total	$(20.3)	$(21.4)
ASC-715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$1.6	$3.3
Total (net of income taxes of $(0.5) million and $(1.2) million in 2022 and 2021, respectively)	$1.6	$3.3

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the post-retirement health care plan, net of income tax:

	As of December 31,
(in millions)	2022	2021
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$3.3	$4.6
Net loss/(gain) occurring during the year	(1.8)	(1.1)
Net loss/(gain) amortized during the year	(0.1)	(0.1)
Currency exchange rate adjustment	0.2	(0.1)
Net adjustment to accumulated other comprehensive income (net of income taxes of $(0.5) million and $(1.2) million in 2022 and 2021, respectively)	(1.7)	(1.3)
Accumulated other comprehensive income at end of plan year	$1.6	$3.3

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2022 and 2021, net of income tax:

	As of December 31,
(in millions)	2022	2021
Net loss / (gain)	$(1.8)	$(1.1)
Amortization of net (loss) gain	(0.1)	(0.1)
Total amortization expenses	$(1.9)	$(1.2)

The discount rates used in the calculation of other post-retirement benefits and cost as of December 31 were:

	2022	2021	2020
Expatriate health plan
Discount rate	4.85%	2.40%	1.90%
Mexican health plan
Weighted average discount rate	10.09%	8.02%	7.43%

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Expected
Year	Benefit Payments
(in millions)
2023	$1.6
2024	1.6
2025	1.7
2026	1.7
2027	1.7
2028 to 2032	9.4
Total	$17.7

Mexican Health Plan

For measurement purposes, a 4.75% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2022 and remains at that level thereafter.

An increase in other benefit cost trend rates have a significant effect on the amount of the reported obligations, as well as component cost of the other benefit plan. One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage
	Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$2.1	$1.8
Effect on the post-retirement benefit obligation	$20.9	$19.0

NOTE 13—COMMITMENTS AND CONTINGENCIES:

Environmental matters:

The Company has established comprehensive environmental conservation programs at its mining facilities in Peru and Mexico. The Company’s environmental programs include water recovery systems to conserve water and minimize the impact on nearby streams, reforestation programs to stabilize the surface of the tailings dams and the implementation of scrubbing technology in the mines to reduce dust emissions, among others.

Environmental capital investments in years 2022, 2021 and 2020, were as follows (in millions):

	2022	2021	2020
Peruvian operations (*)	$8.7	$6.4	$(3.3)
Mexican operations	52.7	62.3	41.1
	$61.4	$68.7	$37.8

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defines new AQS for daily sulfur dioxide in the air. As of December 31, 2022, the Company maintains a daily average level of µg/m3 of SO2, which falls below the requirement under the AQS.

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

Climate change: On April 17, 2018, the Peruvian government enacted Law N. 30754, which promulgates that it is in the national interest to promote public and private investments in climate change management and establishes a Climate Change Framework. The law proposes creating an institutional framework to address climate change in Peru and outlines new measures for climate change mitigation, such as provisions to address an increase in carbon capture and use of carbon sinks; afforestation and reforestation practices; land use changes; sustainable systems of transportation, solid waste management, and energy systems. This climate change framework law incorporates obligations from the Paris Agreement. Supreme Decree 013-2019 published on December 31, 2019, enacted statutory regulations, which are applicable to all Peruvian institutions and agencies. It is expected that additional Peruvian regulations will be applicable to non-governmental entities. However, no carbon pricing mechanism is currently applicable to the Company’s operations in Peru.

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

In February 2019, the Mexican Supreme Court confirmed the constitutionality of an ecological tax on extractive activities developed in the state of Zacatecas, which taxes the environmental remediation actions; emissions of certain gases to the atmosphere; emissions of polluting substances to the soil or water; and waste storage within the state. The Company has determined that this environmental regulation will have no impact on its financial position.

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

The Company is not aware of the reasons or causes for this partial and temporary closure, but will continue working with the environmental authorities to provide certainty that the operation is in strict compliance with environmental regulations. The Company expects the environmental authorities to suspend the partial temporary shutdown, once they resolve their concerns. Currently, the Company does not expect any impact on its operations. As of December 31, 2022, the matter is pending resolution.

Climate change: Several taxes are applicable to the Company’s mining operations in Mexico, including federal and state fossil fuel taxes, and the requirements associated with Mexico’s emission trading scheme. These taxes range from $1.2/tCO2 to $20/tCO2, approximately. These refer to regional taxes applicable in the States of Baja California and Zacatecas, as well as a federal tax linked to the import of fuels. In addition, an emission trading scheme (ETS) is currently available to the Company. The requirements associated with this scheme are currently applicable only to two business units, the metallurgic and lime plants in Sonora, which generate annual GHG emissions levels above the threshold of 100,000 tCO2e per year contemplated by the scheme. These two units are required to report and verify their emissions once a year with average costs of less than $6,000 per unit. Units that emit more than 25,000 tonnes CO2 equivalent per year (all our Mexican units) are required to report their emissions to the National Emissions Registry (RENE) every year and to verify the reported emissions every three years. As a result, the total expenses for ensure annual compliance with climate change regulations in Mexico were not material to the Company.

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

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of December 31, 2022, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. Oral arguments took place on July 19, 2019. On January 7, 2020, the Judge decided to suspend the proceeding until the del Carpio Lazo case is concluded. On March 3, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. As of December 31, 2022, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. In May 2016, the Company was included in the process, after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazo case is concluded. On March 11, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. As of December 31, 2022, the case remains pending resolution.

The Gobierno Regional de Arequipa case is currently before the lower court. The Company answered the complaint on September 15, 2020. On February 8, 2021, the Judge decided to suspend the proceeding until the del Carpio Lazo case is concluded. On March 24, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On March 28, 2022, the Judge cancelled the suspension. On May 24, 2022, the parties presented their closing arguments and as of December 31, 2022, the case remains pending resolution.

The Municipalidad Distrital de Dean Valdivia case is currently before the lower court. On August 17, 2022, the Company was formally notified of the lawsuit and answered the complaint on September 2, 2022. As of December 31, 2022, the case remains pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has, since 1995, constructed and operated the tailings dams with proper governmental authorization. Following a motion filed by the Peruvian Branch, the lower court included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. On July 2, 2022, the case was temporarily archived. As of December 31, 2022, the case remains pending resolution.

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

Mexican operations

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, in order to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of December 31, 2022.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. As of December 31, 2022, three lawsuits were still pending: two were filed by Acciones Colectivas de Sinaloa, A.C. and one, by Defensa Colectiva, A.C.; requesting precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. In the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages. These lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria

Peña Molina, et al; these actions were dismissed by the court, because they have expired. As of December 31, 2022, forty-five cases remained pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. With regard to the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures. This public meeting will have no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, it has informed the corresponding Judge about its compliance with the resolution, in which BVC was required to implement additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, with six months granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions imposed. The foregoing does not impact BVC’s operations. Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of December 31, 2022, the remaining cases were still pending resolution.

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

In October 2019, the plaintiff amended the complaint to include claims related to certain administrative services contracts between the Company’s subsidiaries and Grupo Mexico. The amended complaint alleges, among other things, that the construction, mineral, transportation and administrative services contracts were unfair as a result of breaches of fiduciary duties and the Company’s charter. The amended complaint also added Americas Mining Corporation (“AMC”)

as a defendant, alleging that AMC breached its fiduciary duties as a controlling stockholder of the Company. The amended complaint seeks, among other things, unspecified monetary damages. In January 2020, the Company, the current and former Directors, and Grupo Mexico responded to the complaint by filing motions to dismiss. The Plaintiff filed a brief in response to the motions on March 13, 2020. On July 16, 2020, the Court denied the motions to dismiss the breach of fiduciary duty claims against the Directors. On October 6, 2020, the Court dismissed the Plaintiff’s claims against Grupo Mexico for lack of personal jurisdiction. On February 11, 2021, the Court granted the Directors’ motion to dismiss plaintiff’s breach of contract claim. The Court also granted AMC’s motion to dismiss all claims against AMC other than those related to the mineral contracts.

On July 12, 2021, the parties reached an agreement-in-principle to settle the lawsuit, subject to Court approval. On September 29, 2021, the parties filed a Stipulation and Agreement of Compromise, Settlement and Release with the Court. On February 1, 2022, the Judge approved the settlement and awarded certain fees to the plaintiff’s attorneys. The Judge’s order for this decision was registered on February 2, 2022. Under applicable law, there was a 30-day period for parties to appeal the Judge's order. This period expired on March 4, 2022 and therefore the Judge's order is considered final.

Labor matters:

Peruvian operations: 76.5% of the Company's 4,947 Peruvian employees were unionized at December 31, 2022. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

During 2021, the Company hold talks with the six unions to sign collective agreements prior to their effective dates. As a result, between June and December 2021, the Company signed collective agreements with the six unions with durations between three to six years. All of them granted annual salary increases of 5%. Additionally, each agreement granted, among other things, a signing bonus of between S/45,000 (approximately $11,780) and S/90,000 (approximately $23,560), depending on the duration of the agreement. A long-term agreement bonus of S/10,000 (approximately $2,618) was granted to the union that signed a six-year extension of the collective bargaining agreement. All these concepts were recorded as labor expense. In 2022, these collective agreements have been executed and the Company does not have any collective agreement pending to be negotiated with the unions. Additionally, the Company reached an agreement with one of the unions regarding compliance with an 2018-2019 Arbitration Award.

In the first half of 2022, the six unions came together to defend their rights to work in the Cuajone unit. This action was in response to the cut off of water supply and the obstruction of a railroad section carried out by a small group of residents from the community of Tumilaca, Pocata, Coscore and Tala, Moquegua, which directly affected the health and safety of workers and their families and the production process. The Federacion Nacional de Trabajadores Mineros Metalurgicos y Siderurgicos del Peru ("National Federation of Metallurgical and Steel Mining Workers of Peru") expressed firm disapproval of actions against the Cuajone unit and ratified its collective agreements.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement in their labor environment, as workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martin mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martin mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions

challenged such determination before the Supreme Court of Justice. Such challenges were dismissed by the Supreme Court. As a consequence, on September 6, 2021, the Federal Mediation and Arbitration Board issued a new resolution determining that, based on the documents submitted by the National Federation of Independent Unions and given the status of the strike until 2018, it was not possible to create a registry of workers holding a right to vote. Therefore, in case of a strike, any economic collective proceedings shall remain suspended. The Federal Mediation and Arbitration Board shall decide on the request of the majority of workers to end the strike, despite the opposition of the National Mining Union. The Company expects that the conflict will be solved in accordance with the legal framework set by labor authorities and that any actions taken will respect the workers’ will.

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of December 31, 2022, the case was pending resolution without further developments.

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

In 2021, the Company signed social agreements with the Michiquillay and La Encañada communities. In addition, in October 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed environmental impact study for the project. In the last quarter of 2022, the Company informed the MINEM that exploration activities had begun and that it had initiated the assessment of existing mineral resources at depth. In 2022, in accordance with the social agreements with the Michiquillay and La Encañada communities, the Company hired unskilled labor and paid for the use of surface land. The Company will continue to make surface land payments in 2023 and plans to support social programs in both communities as it rolls out additional exploration activities.

Social agreements with the Michiquillay and La Encañada communities represent an opportunity to improve quality of life of the residents through the Company´s strong social programs and backed by a solid framework for technical work at the project level. The main commitments signed by the Company in the social agreements are related to providing support for agricultural and livestock activities, financial support for local initiatives, and social programs in favor of education, water management, waste disposal, and healthcare for vulnerable groups.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala's neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $116.5 million). In relation to this commitment, the Company has completed the construction of a school with an investment of S/18.8 million (approximately $4.9 million), has co-financed the construction of the Cularjahuira dam for S/15.6 million (approximately $4.1 million) and is preparing the engineering study for the Callazas dam for S/2.6 million (approximately $0.7 million).

As the Toquepala expansion project has been completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $31.2 million in its consolidated financial statements as of December 31, 2022.

In addition, the Company has committed S/97.7 million (approximately $25.6 million) for the construction of a high-achievement school in the Tacna region under the “social investment for taxes” (obras por impuestos) program which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs and to determine the ways that the Company can contribute to sustainable development in the region. Although the development roundtable is not currently meeting, it was previously discussing the creation of a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $261.8 million). While final funding is not yet settled, the Company has committed to contribute S/108.4 million (approximately $28.4 million) as an advance, which was utilized to fund an educational project. In addition, there is a commitment to finance the construction of a residual water treatment plant in Ilo for S/105.5 million (approximately $27.6 million). There was also a commitment to build three schools in Moquegua for S/ 18.2 million (approximately $4.8 million) and to build tracks and sidewalks in Pacocha for S/6.4 million (approximately $1.7 million), which have been completed.

In addition, the Company has committed S/152.3 million (approximately $39.9 million) to build four infrastructure projects in the Moquegua region under the “social investment for taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements:

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatt (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects starting on May 1, 2017 and ending on October 31, 2029.

Mexican operations

Power purchase agreements:

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 18 “Related party transactions”.

●	Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations. For further information, please see Note 18 “Related party transactions”.

●	Parque Eolico de Fenicias, S. de R.L. de C.V.: On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., an indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement is expected to become effective in the first semester of 2023.

Corporate operations

Commitment for Capital projects:

As of December 31, 2022, the Company has committed approximately $405.5 million for the development of its capital investment projects.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 7 “Income taxes”).

NOTE 14—STOCKHOLDERS’ EQUITY

Treasury Stock:

Activity in treasury stock in the years 2022 and 2021 was as follows (in millions):

	2022	2021
Southern Copper common shares
Balance as of January 1,	$2,767.2	$2,767.5
Used for corporate purposes	(0.3)	(0.3)
Balance as of December 31,	2,766.9	2,767.2

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	306.8	296.0
Other activity, including dividend, interest and foreign currency transaction effect	33.9	10.8
Balance as of December 31,	340.7	306.8
Treasury stock balance as of December 31,	$3,107.6	$3,074.0

Common Stock:

In September 2022, Grupo Mexico, through its wholly owned subsidiary AMC, purchased 350,000 shares of SCC’s Common Stock. With this purchase and the Company’s repurchase of shares of its Common Stock, the indirect ownership of Grupo Mexico increased to 88.92% at December 31, 2022.

SCC shares of common stock in treasury:

At December 31, 2022 and 2021, treasury stock holds 111,497,617 shares and 111,509,217 shares of SCC’s common stock with a cost of $2,766.9 million and $2,767.2 million, respectively. The shares of SCC’s common stock held in treasury are used for Director’s stock award plans and available for general corporate purposes.

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

There has been no activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price of SCC common shares at December 31, 2022 was $60.39 and the maximum number of shares that the Company could purchase at that price was 1.4 million.

Grupo Mexico’s direct and indirect ownership remains at 88.9% as of December 31, 2022.

Directors’ Stock Award Plan:

The Company established a stock award compensation plan for certain directors who are not compensated as employees of the Company. Under this plan, participants received 1,200 shares of common stock upon election and 1,200 additional shares following each annual meeting of stockholders thereafter. 600,000 shares of Southern Copper common stock have been reserved for this plan. On April 26, 2018, the Company’s stockholders approved a five-year extension of the Plan until January 28, 2023 and an increase of the shares award from 1,200 to 1,600. The fair value of the award is measured each year at the date of the grant. Commencing with the 2021 grant, the 1,600 shares shall be granted quarterly and conditioned upon the attendance of each director to each Board meeting. On May 27, 2022, the Company’s stockholders approved a five-year extension of the Plan until January 27, 2028. The award is not subject to vesting requirements. The stock-based compensation expense under this plan equaled $0.3 million for both years 2022 and 2021.

The activity of this plan for the years ended December 31, 2022 and 2021 was as follows:

	2022	2021
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(405,200)	(391,600)
Granted in the period	(11,600)	(13,600)
Total shares granted at December 31,	(416,800)	(405,200)
Remaining shares reserved	183,200	194,800

Parent Company common shares:

At December 31, 2022 and 2021, there were in treasury 74,367,673 and 79,800,655 of Grupo Mexico’s common shares, respectively.

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

The stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 and the unrecognized compensation expense under this plan were as follows (in millions):

	2022	2021	2020
Stock based compensation expense	$0.6	$0.6	$0.6
Unrecognized compensation expense	$0.2	$0.8	$1.4

The following table presents the stock award activity of this plan for the years ended December 31, 2022 and 2021:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2022	867,234	$2.63
Granted	—	—
Exercised	(21,339)	$2.63
Forfeited	—	—
Outstanding shares at December 31, 2022	845,895	$2.63
Outstanding shares at January 1, 2021	1,264,410	$2.63
Granted	—	—
Exercised	(397,176)	$2.63
Forfeited	—	—
Outstanding shares at December 31, 2021	867,234	$2.63

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

The stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 and the unrecognized compensation expense under this plan were as follows (in millions):

	2022	2021	2020
Stock based compensation expense	$0.7	$0.7	$0.7
Unrecognized compensation expense	$2.4	$3.1	$3.8

The following table presents the stock award activity of this plan for the years ended December 31, 2022 and 2021:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2022	3,173,924	$1.86
Granted	—	—
Exercised	(419,418)	$1.86
Forfeited	—	—
Outstanding shares at December 31, 2022	2,754,506	$1.86
Outstanding shares at January 1, 2021	3,918,458	$1.86
Granted	—	—
Exercised	(744,534)	$1.86
Forfeited	—	—
Outstanding shares at December 31, 2021	3,173,924	$1.86

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

In prior years, the Company acquired some Peruvian investment shares in exchange for newly issued common shares of the Company and through purchases at market value. These acquisitions were accounted for as purchases of non-

controlling interests. The excess paid over the carrying value was assigned to intangible assets and is being amortized based on production. As a result of these acquisitions, the remaining investment shareholders hold a 0.71% interest in the Peruvian Branch and are entitled to a pro rata participation in the cash distributions made by the Peruvian Branch. The shares are recorded as a non-controlling interest in the Company's financial statements.

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

Cash Flow Hedges of Natural Gas

The Company’s objective in using natural gas derivatives is to protect the stability of natural gas costs and manage exposure to natural gas price increases. To protect natural gas costs from estimated price increases in the past winter season, in the third quarter of 2021, the Company acquired two derivative instruments that began in November 2021 and end in March 2022.

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

As of December 31, 2022, the Company held no derivative instruments.

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheet as of December 31, 2022 and December 31, 2020 (in millions):

	At December 31, 2022		At December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	$6,200.0	$6,372.6	$6,496.4	$8,506.0
Long-term debt level 2	51.2	54.2	51.2	67.2
Total long-term debt	$6,251.2	$6,426.8	$6,547.6	$8,573.2

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as of December 31, 2022 and 2021, as follows (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$208.0	$208.0	$—	$—
—Available-for-sale debt securities:
Asset backed securities	0.1	—	0.1	—
Mortgage backed securities	0.2	—	0.2	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	1,052.0	1,052.0	—	—
Molybdenum	456.9	456.9	—	—
Total	$1,717.2	$1,716.9	$0.3	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$486.5	$486.5	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.2	—	0.2	—
Mortgage backed securities	0.2	—	0.2	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	876.2	876.2	—	—
Molybdenum	288.3	288.3	—	—
Total	$1,651.4	$1,651.0	$0.4	$—

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

In addition, in the third quarter of 2021, the Company acquired two derivative instruments to protect natural gas costs from estimated price increases in the past winter season. These derivative instruments covered the period from November 2021 through March 2022. For further information please refer to Note 15 “Derivative instruments.”

NOTE 17—CONCENTRATION OF RISK:

The Company operates four open-pit copper mines, five underground poly-metallic mines, two smelters and nine refineries in Peru and Mexico and substantially all of its assets are located in these countries. No assurances can be made that any operations and assets of the Company that are subject to the jurisdiction of the governments of Peru and Mexico will not be adversely affected by future actions of such governments. Much of the Company’s products are exported from Peru and Mexico to customers principally in the United States, Europe, Asia and South America.

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company invests or maintains available cash with various banks, principally in the United States, Mexico, Europe and Peru, or in commercial papers of highly-rated companies. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions. At December 31, 2022, SCC had invested its cash and cash equivalents and short-term investments as follows:

	$ in	% of total	% in one institution
Country	million	cash (1)	of country	of total cash
United States	$1,903.8	83.6%	12.4%	10.3%
Switzerland	227.2	10.0%	100.0%	10.0%
Peru	41.6	1.8%	75.1%	1.4%
Mexico	105.4	4.6%	56.4%	2.6%
Total cash and short-term investment	$2,278.0	100.0%
(1)	96.4% of the Company’s cash is in U.S. dollars.

During the normal course of business, the Company provides credit to its customers. Although the receivables resulting from these transactions are not collateralized, the Company has not experienced significant problems with the collection of receivables.

The Company’s largest customers as percentage of accounts receivable and total sales were as follows:

	2022	2021	2020
Accounts receivable trade as of December 31,
Five largest customers	34.2%	31.3%	35.3%
Largest customer	10.4%	11.8%	12.9%

Total sales in year
Five largest customers	25.7%	25.0%	28.1%
Largest customer	6.8%	7.2%	10.0%

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

Receivable and payable balances with related parties are shown below (in millions):

	At December 31,
	2022	2021
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$9.2	$10.0
Americas Mining Corporation (“AMC”)	—	0.1
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	(*)	—
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	0.3	0.3
Mexico Generadora de Energia S. de R.L. ("MGE")	23.4	38.4
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.2	0.2

Related to the controlling group:
Boutique Bowling de Mexico S.A. de C.V.	0.1	0.1
Operadora de Cinemas S.A. de C.V.	0.1	(*)
	$33.3	$49.1

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO	$5.0	$9.5
Asarco LLC	23.8	14.9
Eolica El Retiro, S.A.P.I. de C.V.	0.4	2.7
Ferrocarril Mexicano S.A. de C.V.	5.6	4.0
Grupo Mexico Servicios	20.2	11.1
MGE	57.5	57.2
Mexico Compania Constructora S.A de C.V.	5.9	2.0
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	1.2	0.9
Related to the controlling group:
Boutique Bowling de Mexico S.A. de C.V.	0.3	0.3
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	0.1	0.5
Operadora de Cinemas S.A. de C.V.	0.2	0.2
	$120.2	$103.3

(*)   Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in 2022, 2021 and 2020 (in millions):

	2022	2021	2020
Purchase activity
Asarco LLC	$66.3	$31.3	$233.9
AMMINCO	10.0	8.9	18.6
Controladora de Infraestructura Energetica S.A. de C.V	0.8	—	—
Eolica El Retiro, S.A.P.I. de C.V.	3.0	9.3	1.0
Ferrocarril Mexicano, S.A. de C.V.	42.9	41.8	45.8
Grupo Mexico	—	—	10.0
Grupo Mexico Servicios	20.1	20.1	—
Intermodal Mexico S.A. de C.V.	—	0.5	—
MGE	331.0	287.3	213.3
Mexico Compania Constructora S.A de C.V.	43.8	44.5	42.6
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	16.7	10.3	11.1
Peru Mining Exploration & Development Company	—	0.4	—
Total purchases	$534.6	$454.4	$576.3
Sales activity
Asarco LLC	$48.0	$33.4	$77.9
AMMINCO	(*)	0.1	0.1
AMC	—	0.1	—
MGE	165.0	126.9	54.9
Total sales	$213.0	$160.5	$132.9

(*)   Less than $0.1 million

Grupo Mexico, the parent and the majority indirect stockholder of the Company, and its affiliates provide various services to the Company. These services are primarily related to accounting, legal, tax, financial, treasury, human resources, price risk assessment and hedging, purchasing, procurement and logistics, sales and administrative and other support services. The Company pays AMMINCO and Grupo Mexico Servicios, both subsidiaries of Grupo Mexico, for these services and expects to continue requiring these services in the future.

In 2022, 2021 and 2020, the Company donated $3.5 million, $0.9 million and $7.1 million, respectively, to Fundacion Grupo Mexico, A.C., an organization dedicated to promote the social and economic development of the communities close to the Company’s Mexican operations.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano, S.A de C.V. and, in 2021, for construction services provided by Intermodal Mexico, S.A. de C.V., which are all subsidiaries of Grupo Mexico. Additionally, the Company´s Mexican operations paid fees for specialized technical and environmental services to obtain the energy license for El Arco project provided by Controladora de Infraestructura Energetica S.A. de C.V., a subsidiary of Infraestructura y Transportes Mexico S.A. de C.V., which is a subsidiary of Grupo Mexico.

In addition, the Company´s Peruvian and Mexican operations paid fees for engineering services provided by Grupo Mexico Servicios de Ingenieria, S.A. de C.V., and the Company’s Mexican operations paid fees for construction services provided by Mexico Compania Constructora S.A. de C.V. Both companies are subsidiaries of Mexico Proyectos y Desarrollos, S.A. de C.V., which is a subsidiary of Grupo Mexico.

In addition, in 2021, the Company’s Peruvian operations purchased three mining concessions from Peru Mining Exploration & Development Company, a subsidiary of Grupo Mexico.

The Company’s Mexican operations purchased copper concentrates and rod from Asarco LLC and also paid fees for tolling services. Additionally, the Company´s Mexican operations purchased power from MGE. Both companies are subsidiaries of Grupo Mexico.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying 1.4% of its power output to third-party energy users; compared to 2.0% at December 31, 2021.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro, a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro is supplying approximately 27% of its power output to IMMSA and Mexcobre; compared to 61.0% at December 31, 2021.

The Company sold starter sheets, rod, sulfuric acid and lime to Asarco LLC. In addition, the Company´s Mexican operations received rental fees from AMMINCO.

In September 2019, Asarco LLC signed a promissory agreement to pay to the Company´s Mexican operations $62.0 million plus interest no later than October 31, 2021, with quarterly payments of $0.5 million. The annual interest rate of the note was Libor plus 200 basis points, which would be reviewed annually. In November 2020, Asarco repaid this agreement. Related to this agreement, the Company recorded interest income of $2.2 million in 2020.

The Company also received fees for natural gas and services provided to MGE, a subsidiary of Grupo Mexico. In May 2020, MGE signed a promissory note to pay to the Company´s Mexican operations 97.2 million Mexican pesos (approximately $5.1 million) plus interest. The annual interest rate of the note was 8.28% with monthly payments. MGE repaid this note in December 2020.

Companies with relationships with the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in 2022, 2021 and 2020 (in millions):

	2022	2021	2020
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.4	$0.3	$0.4
Mextransport	2.1	1.8	3.5
Operadora de Cinemas S.A. de C.V.	0.2	0.4	0.2
Total purchases	$2.7	$2.5	$4.1

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$0.1	$0.1
Mextransport	1.9	1.8	1.7
Operadora de Cinemas S.A. de C.V.	0.1	0.1	0.1
Total sales	$2.1	$2.0	$1.9

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

Financial information relating to Company’s segments is as follows:

	Year Ended December 31, 2022
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$5,610.9	$528.5	$3,908.5	$—	$10,047.9
Intersegment sales	161.7	138.0	—	(299.7)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	2,371.9	532.8	2,061.3	(316.9)	4,649.1
Selling, general and administrative	65.9	10.2	39.2	9.7	125.0
Depreciation, amortization and depletion	377.0	57.6	321.7	40.0	796.3
Exploration	3.1	5.4	18.5	14.7	41.7
Operating income	$2,954.7	$60.6	$1,467.8	$(47.3)	4,435.8
Less:
Interest, net					(305.1)
Other income (expense)					117.1
Income taxes					(1,596.1)
Equity earnings of affiliate					(3.7)
Non-controlling interest					(9.5)
Net income attributable to SCC					$2,638.5
Capital investment	$422.7	$161.8	$355.0	$9.0	$948.5
Property and mine development, net	$4,512.6	$678.5	$3,659.3	$746.2	$9,596.6
Total assets	$8,835.9	$1,100.7	$4,870.8	$2,470.0	$17,277.4

	Year Ended December 31, 2021
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$6,109.0	$454.3	$4,370.8	$—	$10,934.1
Intersegment sales	—	145.9	—	(145.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,953.5	440.9	1,662.0	(162.0)	3,894.4
Selling, general and administrative	62.8	10.0	40.1	12.3	125.2
Depreciation, amortization and depletion	392.6	54.8	321.0	37.6	806.0
Exploration	2.3	5.7	14.5	20.9	43.4
Operating income	$3,697.8	$88.8	$2,333.2	$(54.7)	6,065.1
Less:
Interest, net					(349.9)
Other income (expense)					(18.4)
Income taxes					(2,299.2)
Equity earnings of affiliate					13.6
Non-controlling interest					(14.1)
Net income attributable to SCC					$3,397.1
Capital investment	$463.6	$98.3	$320.9	$9.5	$892.3
Property and mine development, net	$4,463.2	$571.0	$3,707.3	$722.9	$9,464.4
Total assets	$8,559.8	$998.2	$4,932.7	$3,806.9	$18,297.6

	Year Ended December 31, 2020
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$4,412.4	$418.9	$3,153.6	$—	$7,984.9
Intersegment sales		111.0		(111.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,991.6	383.0	1,679.5	(124.3)	3,929.8
Selling, general and administrative	70.5	9.5	37.6	8.6	126.2
Depreciation, amortization and depletion	366.7	42.5	328.7	37.7	775.6
Exploration	2.5	8.6	9.4	12.1	32.6
Operating income	$1,981.1	$86.3	$1,098.4	$(45.1)	3,120.7
Less:
Interest, net					(347.4)
Other income (expense)					(27.5)
Income taxes					(1,174.4)
Equity earnings of affiliate					6.4
Non-controlling interest					(7.4)
Net income attributable to SCC					$1,570.4
Capital investment	$317.1	$72.1	$195.0	$8.0	$592.2
Property and mine development, net	$4,470.5	$548.2	$3,735.1	$704.9	$9,458.7
Total assets	$7,236.1	$967.2	$5,169.9	$3,573.3	$16,946.5

The following table presents information regarding the opening and closing balances of receivables by reporting segment of the Company for the two years ended December 31, 2022 (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of December 31, 2022:
Trade receivables	$788.1	$60.0	$546.0	$—	$1,394.1
Related parties, current	31.1	0.1	0.1	2.0	33.3

As of December 31, 2021:
Trade receivables	$656.0	$51.2	$651.5	$—	$1,358.7
Related parties, current	46.9	0.2	—	2.0	49.1

SALES VALUE PER SEGMENT:

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three years ended December 31, 2022 (in millions):

	Year Ended December 31, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$4,579.2	$83.6	$3,096.0	$(220.0)	$7,538.8
Molybdenum	705.3	—	487.4	—	1,192.7
Zinc	—	373.8	—	0.4	374.2
Silver	241.9	133.8	95.3	(68.4)	402.6
Other	246.3	75.3	229.8	(11.7)	539.7
Total	$5,772.6	$666.5	$3,908.5	$(299.7)	$10,047.9

	Year Ended December 31, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$5,182.1	$94.9	$3,625.4	$(74.1)	$8,828.3
Molybdenum	538.4	—	514.7	—	1,053.1
Zinc	—	289.0	—	0.5	289.5
Silver	252.8	152.7	133.0	(64.1)	474.4
Other	135.7	63.6	97.7	(8.2)	288.8
Total	$6,109.0	$600.2	$4,370.8	$(145.9)	$10,934.1

	Year Ended December 31, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
(in millions)	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$3,762.1	$72.1	$2,727.3	$(48.4)	$6,513.1
Molybdenum	275.2	—	235.1	—	510.3
Zinc	—	247.8	—	1.6	249.4
Silver	235.5	155.8	112.0	(55.5)	447.8
Other	139.6	54.2	79.2	(8.7)	264.3
Total	$4,412.4	$529.9	$3,153.6	$(111.0)	$7,984.9

NET SALES AND GEOGRAPHICAL INFORMATION:

The geographic breakdown of the Company’s sales for the three years ended December 31, 2022 was as follows (in millions):

	Year Ended December 31, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,962.0	$464.7	$—	$(138.0)	$2,288.7
United States	1,486.2	54.0	370.2		1,910.4
Peru	162.2	—	614.5	(161.7)	615.0
Brazil	—	41.3	410.7		452.0
Chile	19.9	—	424.6		444.5
Other American countries	35.4	2.6	27.7		65.7
Europe:
Switzerland	693.7	44.6	739.5		1,477.8
Italy	2.1	19.3	240.0		261.4
Spain	420.7	—	37.5		458.2
Other European countries	124.3	31.1	207.4		362.8
Asia:
China	517.6	—	54.9		572.5
Singapore	103.9	8.4	176.1		288.4
Japan	88.0	—	528.2		616.2
Other Asian countries	156.6	0.5	77.2		234.3
Total	$5,772.6	$666.5	$3,908.5	$(299.7)	$10,047.9

	Year Ended December 31, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,893.3	$387.6	$5.0	$(145.9)	$2,140.0
United States	1,648.1	52.3	233.1	—	1,933.5
Peru	—	(0.3)	586.6	—	586.3
Brazil	—	30.7	406.4	—	437.1
Chile	3.3	—	381.2	—	384.5
Other American countries	31.3	0.7	10.7	—	42.7
Europe:
Switzerland	1,097.2	55.1	544.7	—	1,697.0
Italy	0.7	8.8	298.3	—	307.8
Spain	410.2	—	91.8	—	502.0
Other European countries	275.8	45.5	410.9	—	732.2
Asia:
China	189.7	—	25.0	—	214.7
Singapore	441.9	19.4	496.5	—	957.8
Japan	23.6	—	605.5	—	629.1
Other Asian countries	93.9	0.4	275.1	—	369.4
Total	$6,109.0	$600.2	$4,370.8	$(145.9)	$10,934.1

	Year Ended December 31, 2020
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,296.6	$341.1	$—	$(111.0)	$1,526.7
United States	1,182.8	27.2	153.4	—	1,363.4
Peru	—	13.0	322.0	—	335.0
Brazil	—	18.7	214.3	—	233.0
Chile	18.8	—	202.3	—	221.1
Other American countries	36.8	2.9	2.7	—	42.4
Europe:
Switzerland	898.2	69.9	475.2	—	1,443.3
Italy	0.1	9.5	262.0	—	271.6
Spain	199.4	—	—	—	199.4
Other European countries	199.9	40.2	281.6	—	521.7
Asia:
China	132.6	—	12.9	—	145.5
Singapore	319.9	6.9	536.9	—	863.7
Japan	46.9	—	532.6	—	579.5
Other Asian countries	80.4	0.5	157.7	—	238.6
Total	$4,412.4	$529.9	$3,153.6	$(111.0)	$7,984.9

PROVISIONAL SALES PRICE:

At December 31, 2022, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the year-end market price per pound. These sales are subject to final pricing based on the average monthly copper prices on the London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2022:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	276.5	3.81	January through June 2023
Molybdenum	14.3	31.85	January through April 2023

Provisional sales price adjustments included in accounts receivable and net sales were as follows at December, 31 (in millions):

	At December 31,
	2022	2021
Copper	$49.9	$1.2
Molybdenum	167.2	(9.0)
Total	$217.1	$(7.8)

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

LONG-TERM SALES CONTRACTS:

The following are the significant outstanding long-term contracts:

In 2022, a three-year copper cathodes sales agreement was signed with Mitsui, with shipments beginning in 2023. Mitsui and the Company will negotiate market terms and conditions for annual contracts no later than November 30 of the year prior to shipment. The contract considers the following annual volumes of copper cathodes; 48,000 tonnes for each of the years from 2023 through 2025. Failure to reach an agreement on market terms would cancel the annual contract but not the long-term agreement. Under the terms of the agreement all shipments would be to Asia and no exclusivity rights for Mitsui or commissions are included. This contract may be renewed for additional years, upon the agreement of both parties.

Under the terms of a sales contract with Molymet Group (Molibdenos y Metales, S.A., Complejo Industrial Molynor S.A. and Molymet Belgium N.V), SPCC Peru Branch is required to supply approximately 70% of the molybdenum concentrates production from 2023 through 2025. The sale price of the molybdenum concentrate is based on the average of the High and Low “Daily Dealer Oxide” as published in “Platt’s Metals Daily”. The roasting charge deduction is agreed based on international market terms.

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

NOTE 20—SUBSEQUENT EVENTS:

DIVIDENDS:

On January 26, 2023, the Board of Directors authorized a dividend of $1.0 per share to be paid on March 1, 2023, to shareholders of record at the close of business on February 14, 2023.

OTHER COMPANY INFORMATION:

ANNUAL MEETING

The annual stockholders meeting of Southern Copper Corporation will be held on Friday, May 26, 2023, at 9:00 am, Mexico City time. This year’s meeting will be held via a live audio webcast.

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

Telephone (51-1) 416-3333, Extensions 32478 and 32441.

OTHER CORPORATE INFORMATION

For other information on the Company or to obtain, free of charge, additional copies of the Annual Report on Form 10-K, contact the Investor Relations Department at:

7310 North 16th St, Suite 135 Phoenix, AZ 85020, USA

Telephone: (602) 264-1375

SOUTHERN COPPER CORPORATION

USA

7310 North 16th St, Suite 135

Phoenix, AZ 85020, USA

Phone: (602) 264-1375

Fax: (602) 264-1397

Mexico

Campos Eliseos 400

Colonia Lomas de Chapultepec

Delegacion Miguel Hidalgo

C.P. 11000—MEXICO

Phone: (5255) 1103-5000

Fax: (5255) 1103-5567

Peru

Av. Caminos del Inca 171

Urb. Chacarilla del Estanque

Santiago de Surco

Cod postal 15038—PERU

Phone: (511) 512-0440 Ext 6-3181

Fax: (511) 512-0492

Website: www.southerncoppercorp.com

Email address: southerncopper@southernperu.com.pe

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2022, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2022, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting,

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on the evaluation made under this framework, management concluded that as of December 31, 2022 such internal control over financial reporting is effective.

Our internal control over financial reporting as of December 31, 2022 has been audited by Galaz, Yamazaki, Ruiz Urquiza, S.C. member of Deloitte Touche Tohmatsu Limited, an independent registered public accounting firm, as stated in their report which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2022 of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements and financial statement schedule.

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
February 28, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10, 11, 12, 13 AND 14

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the executive officers of the Company, their ages as of February 28, 2023 and their positions.

Name	Age	Position
German Larrea Mota‑Velasco	69	Chairman of the Board and Director
Oscar Gonzalez Rocha	84	President, Chief Executive Officer and Director
Raul Jacob Ruisanchez	64	Vice President, Finance, Treasurer and Chief Financial Officer
Julian Jorge Lazalde Psihas	54	Secretary
Andres Carlos Ferrero Ghislieri	54	General Counsel
Lina Vingerhoets Vilca	61	Comptroller
Edgard Corrales Aguilar	67	Vice President, Exploration
Raul Vaca Castro	63	General Auditor

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

Raul Jacob Ruisanchez has served as our Vice President, Finance and Chief Financial Officer since April 18, 2013. He was appointed Treasurer of the Company on April 28, 2016. He was our Comptroller from October 27, 2011 until April 18, 2013. He has held various positions focused primarily in financial planning, treasury, corporate finance, investor relations and project evaluation with the Company since 1992. In September 2011, he was appointed Director of Controller and Finance of the Company’s Peruvian Branch and Vice President and Chief Financial Officer of Southern Peru Limited, one of our subsidiaries. In 2021, Mr. Jacob was chosen by Institutional Investor as the top Chief Financial Officer in the Latin America mining industry. In 2010, he was ranked among the top three Investor Relations executives of the mining industry of Latin America by the same publication. Mr. Jacob was President of the Peruvian National Mining, Oil and Energy Association from January 2021 to January 2023 and is currently member of the Executive Committee and Board of the National Confederation of Private Business Association. Mr. Jacob is a member of the consulting board of the MBA program (Finance) of the Universidad del Pacifico in Lima, Peru. He was President of the Strategic Studies Center of IPAE, an entrepreneurial association from February 2007 to March of 2010. Between 2004 and 2006, he was the President of the Finance Affairs Committee of the American Chamber of Commerce of Peru.

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

Raul Vaca Castro was elected as General Auditor, effective July 18, 2019. He has 35 years of experience with Grupo Mexico. Mr. Vaca Castro has been Director of Internal Audit of Minera México, a subsidiary of SCC since 2018. Previously, he was Director of Internal Audit of the infrastructure division of Grupo Mexico, as well as Deputy Director of Internal Control for the mining division of Grupo México. He was also comptroller of Minera Mexico Internacional and before this, he held several positions in different companies of Grupo Mexico. Mr. Vaca holds a bachelor’s degree in Accounting from the Universidad Nacional Autonoma de Mexico (UNAM). He holds an MBA from the Universidad del Valle de México, with a specialization in finance, having earned an honorable mention award, when receiving his diplomas in finance and taxes. Mr. Vaca is also an active member of the Colegio de Contadores Publicos de Mexico and the Institute of Internal Auditors of Mexico. He is also member of the Technical Commission of Internal Audit of the Colegio de Contadores Publicos de Mexico. He is a professor at the Facultad de Contaduria y Administracion of Universidad Nacional Autonoma de Mexico (UNAM).

Information in response to the additional disclosure requirements specified by Part III, Items 10, 11, 12, 13 and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, prior to April 30, 2023, or will be provided by amendment to this Form 10-K, also to be filed no later than April 30, 2023.

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

4.9	Form of 5.250% Notes due 2042.
4.10

Fifth Supplemental Indenture dated as of April 23, 2015, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 3.875% Notes due 2025 were issued.

4.11

Sixth Supplemental Indenture, dated as of April 23, 2015, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.875% Notes due 2045 were issued.

4.12	Form of 3.875% Notes due 2025.
4.13	Form of 5.875% Notes due 2045.

4.14	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1	Directors’ Stock Award Plan of the Company, as amended through January 27, 2028.
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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2022, 2021 and 2020; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iii) the Consolidated Balance Sheets at December 31, 2022 and 2021; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2022, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

3.    Schedule II

Valuation and Qualifying Accounts and Reserves (in millions):

	Additions
	Balance at	Charged to
	beginning of	costs and		Deduction/	Balance at
	period	expenses	Additions	Application	end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
2022	$8.7	0.1	—	—	$8.8
2021	$8.8	—	—	(0.1)	$8.7
2020	$0.5	8.5	—	(0.2)	$8.8

Notes issued under par:
2022	$65.6	2.2			$63.4
2021	$67.6	2.0	—	—	$65.6
2020	$69.6	2.0	—	—	$67.6

Valuation allowance:
2022	$1,820.0	233.7	—	—	$2,053.7
2021	$1,343.2	476.8	—	—	$1,820.0
2020	$1,097.0	246.2	—	—	$1,343.2

Supplemental information

Southern Copper Corporation

Exhibit Index

Sequential Exhibit Number	Document Description	Page Number
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

4.9	Form of 5.250% Notes due 2042. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).
4.10

Fifth Supplemental Indenture dated as of April 23, 2015, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 3.875% Notes due 2025 were issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

4.11

Sixth Supplemental Indenture, dated as of April 23, 2015, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.875% Notes due 2045 were issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

4.12	Form of 3.875% Notes due 2025. (Filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).
4.13	Form of 5.875% Notes due 2045. (Filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).
4.14	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (Filed herewith).
10.1

Directors’ Stock Award Plan of the Company, as amended through January 27, 2028. (Filed as an exhibit to the Company’s Current Report on Form S-8 filed on January 27, 2023 and incorporated herein by reference). The plan expired by its terms on January 28, 2023. A 5-year extension of the plan was approved by the Company’s stockholders at the 2022 Annual Meeting of Stockholders.

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
96.3

Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project (Filed as an Exhibit to the Company’s Report on Form 10-K/A filed on March 7, 2022 and incorporated herein by reference).

96.4	Technical Report Summary of Mineral Resources for the Los Chancas Project (Filed as an Exhibit to the Company’s Report on Form 10-K/A filed on March 7, 2022 and incorporated herein by reference).
96.5	Technical Report Summary of Mineral Resources for the Michiquillay Project (Filed as an Exhibit to the Company’s Report on Form 10-K/A filed on March 7, 2022 and incorporated herein by reference).
96.6	Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre (To be filed by Amendment).
96.7	Technical Report Summary of Mineral Reserves and Mineral Resources for the La Caridad Mine (To be filed by Amendment).
96.8	Technical Report Summary of Mineral Resources for the Pilares Project (Filed as an Exhibit to the Company’s Report on Form 10-K/A filed on March 7, 2022 and incorporated herein by reference).
96.9

Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project (Filed as an Exhibit to the Company’s Report on Form 10-K/A filed on March 7, 2022 and incorporated herein by reference).

96.10

Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project (Filed as an Exhibit to the Company’s Report on Form 10-K/A filed on March 7, 2022 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2022, 2021 and 2020; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iii) the Consolidated Balance Sheets at December 31, 2022 and 2021; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2022, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)
By:	/s/ OSCAR GONZALEZ ROCHA
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date: February 28, 2023

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

Date: February 28, 2023