Form 10-K/A
period 2022-12-31
SOUTHERN COPPER CORP/
filed 2023-03-01
CIK 1001838

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ⌧ No ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive offi cers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ⌧

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

Explanatory Note

Southern Copper Corporation is filing this Amendment No. 1 (this Amendment) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (SEC) on February 28, 2023 (the Original Filing), for the sole purpose of filing the following Exhibits: 96.1, 96.2, 96.6, 96.7, 96.11, 96.12 and 96.13, that exceed the SEC file size limitations for a single submission.

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

4.14

Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (Filed as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference).

10.1

Directors’ Stock Award Plan of the Company, as amended through January 28, 2028. (Filed as an exhibit to the Company’s Current Report on Form S-8 filed on January 27, 2023 and incorporated herein by reference). The plan expired by its terms on January 28, 2023. A 5-year extension of the plan was approved by the Company’s stockholders at the 2022 Annual Meeting of Stockholders.

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

21.1	Subsidiaries of the Company (Filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference).
23.1

Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C.—Member of Deloitte Touche Tohmatsu, Limited, Mexico City, Mexico) (PCAOB ID 1153) (Filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference).

23.2

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine (Filed as Exhibit 23.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference).

23.3

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine (Filed as Exhibit 23.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference).

23.4

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project (Filed as Exhibit 23.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference).

23.5

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Los Chancas Project (Filed as Exhibit 23.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference).

23.6

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Michiquillay Project (Filed as Exhibit 23.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference).

23.7

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre (Filed as Exhibit 23.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference).

23.8

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the La Caridad Mine (Filed as Exhibit 23.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference).

23.9

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Pilares Project (Filed as Exhibit 23.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference).

23.10

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project (Filed as Exhibit 23.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference).

23.11

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project (Filed as Exhibit 23.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference).

23.12

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Charcas Mine (Filed as Exhibit 23.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference).

23.13

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Santa Barbara Mine (Filed as Exhibit 23.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference).

23.14

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the San Martin Mine (Filed as Exhibit 23.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., section 1350. This document is being furnished in accordance with SEC Release No. 33-8238. (Filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference).

32.2

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., section 1350. This document is being furnished in accordance with SEC Release No. 33-8238. (Filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference).

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