Form 10-Q
period 2023-03-31
SOUTHERN COPPER CORP/
filed 2023-05-02
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

As of May 2, 2023 there were outstanding 773,101,669 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Net sales (including sales to related parties, see note 5)	$2,793.9	$2,763.8
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	1,194.2	1,057.7
Selling, general and administrative	30.4	30.3
Depreciation, amortization and depletion	203.7	196.6
Exploration	11.9	9.1
Total operating costs and expenses	1,440.2	1,293.7

Operating income	1,353.7	1,470.1

Interest expense	(94.1)	(98.4)
Capitalized interest	11.4	10.7
Other income (expense)	10.5	11.7
Interest income	21.3	4.6
Income before income taxes	1,302.8	1,398.7
Income taxes (including royalty taxes, see Note 4)	480.5	612.1
Net income before equity earnings of affiliate	822.3	786.6
Equity earnings (loss) of affiliate, net of income tax	(6.4)	1.2
Net income	815.9	787.8
Less: Net income attributable to the non-controlling interest	2.7	3.1
Net income attributable to SCC	$813.2	$784.7

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$1.05	$1.02
Weighted average shares outstanding-basic and diluted	773.1	773.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

COMPREHENSIVE INCOME:
Net income and comprehensive income	$815.9	$787.8
Other comprehensive income (loss) net of tax:
—Derivative instruments classified as cash flow hedge
- Unrealized gain (loss) of the period (net of income tax of $0.2 million in 2022)	—	(0.6)
Total other comprehensive income (loss)	—	(0.6)
Total comprehensive income	815.9	787.2
Comprehensive income attributable to the non-controlling interest	2.7	3.1
Comprehensive income attributable to SCC	$813.2	$784.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,299.8	$2,069.7
Short-term investments	140.6	208.3
Accounts receivable trade	1,262.6	1,394.1
Accounts receivable other (including related parties 2023- $13.7 and 2022 - $33.3)	64.1	79.7
Inventories	981.8	1,013.9
Prepaid taxes	392.9	377.6
Other current assets	55.9	44.4
Total current assets	5,197.7	5,187.7

Property and mine development, net	9,613.9	9,596.6
Ore stockpiles on leach pads	1,066.9	1,064.3
Intangible assets, net	134.5	134.7
Right-of-use assets	832.6	851.4
Deferred income tax	261.2	237.3
Equity method investment	103.9	110.8
Other non-current assets	112.6	94.6
Total assets	$17,323.3	$17,277.4

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2023- $116.2 and 2022- $120.2)	$662.6	$657.6
Accrued income taxes	100.8	138.1
Accrued workers’ participation	236.3	236.3
Accrued interest	127.0	97.1
Lease liabilities current	76.2	77.3
Other accrued liabilities	44.4	29.3
Total current liabilities	1,247.3	1,235.7

Long-term debt	6,252.0	6,251.2
Lease liabilities	756.5	774.1
Deferred income taxes	171.7	161.2
Non-current taxes payable	49.2	40.6
Other liabilities and reserves	66.7	82.4
Asset retirement obligation	591.5	585.3
Total non-current liabilities	7,887.6	7,894.8

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY (NOTE 11)
Common stock par value $0.01; shares authorized, 2023 and 2022–2,000; shares issued, 2023 and 2022–884.6	8.8	8.8
Additional paid-in capital	3,497.7	3,489.7
Retained earnings	7,742.4	7,702.3
Accumulated other comprehensive income	(9.0)	(9.0)
Treasury stock, at cost, common shares	(3,115.1)	(3,107.6)
Total Southern Copper Corporation stockholders’ equity	8,124.8	8,084.2
Non-controlling interest	63.6	62.7
Total equity	8,188.4	8,146.9
Total liabilities and equity	$17,323.3	$17,277.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

OPERATING ACTIVITIES
Net income	$815.9	$787.8
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	203.7	196.6
Equity earnings of affiliate, net of dividends received	6.4	(1.3)
Loss on foreign currency transaction effect	6.5	55.7
(Benefit) provision for deferred income taxes	(18.4)	43.7
Other, net	7.5	9.6
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	131.5	172.9
Decrease (increase) in inventories	29.6	(41.5)
Increase (decrease) in accounts payable and accrued liabilities	12.7	(525.0)
Decrease (increase) in other operating assets and liabilities	(10.2)	122.2
Net cash provided by operating activities	1,185.2	820.7
INVESTING ACTIVITIES
Capital expenditures	(238.1)	(205.2)
Proceeds from (purchase) sale of short-term investments, net	67.7	80.4
Other	—	(0.1)
Net cash used in investing activities	(170.4)	(124.9)
FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(773.1)	(773.1)
Other, net	(1.6)	(1.7)
Net cash used in financing activities	(774.7)	(774.8)
Effect of exchange rate changes on cash and cash equivalents	(10.0)	(75.8)
Increase in cash and cash equivalents	230.1	(154.8)
Cash and cash equivalents, at beginning of period	2,069.7	3,002.0
Cash and cash equivalents, at end of period	$2,299.8	$2,847.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022

TOTAL EQUITY, beginning of period	$8,146.9	$8,207.8
STOCKHOLDERS’ EQUITY, beginning of period	8,084.2	8,149.1
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	3,489.7	3,454.1
Other activity of the period	8.0	14.2
Balance at end of period	3,497.7	3,468.3
TREASURY STOCK:
Southern Copper common shares
Balance at beginning and end of the period	(2,766.9)	(2,767.2)
Used for corporate purposes	0.1	0.1
Balance at end of period	(2,766.8)	(2,767.1)
Parent Company common shares
Balance at beginning of period	(340.7)	(306.8)
Other activity, including dividend, interest and foreign currency translation effect	(7.6)	(13.8)
Balance at end of period	(348.3)	(320.6)
Treasury stock balance at end of period	(3,115.1)	(3,087.7)
RETAINED EARNINGS:
Balance at beginning of period	7,702.3	7,769.7
Net earnings	813.2	784.7
Dividends declared and paid, common stock, per share, 2023- $1, 2022– $1	(773.1)	(773.1)
Balance at end of period	7,742.4	7,781.3
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	(9.0)	(9.4)
Other comprehensive income (loss)	—	(0.6)
Balance at end of year	(9.0)	(10.0)
STOCKHOLDERS’ EQUITY, end of period	8,124.8	8,160.7
NON-CONTROLLING INTEREST, beginning of period	62.7	58.6
Net earnings	2.7	3.1
Distributions paid	(1.8)	(1.8)
NON-CONTROLLING INTEREST, end of period	63.6	59.9
TOTAL EQUITY, end of period	$8,188.4	$8,220.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of March 31, 2023, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of March 31, 2023 and the results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. The December 31, 2022 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2022 and notes included in the Company’s 2022 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows (in millions):

	At March 31,	At December 31,
	2023	2022
Trading securities	$140.3	$208.0
Weighted average interest rate	4.7%	4.5%

Available-for-sale	$0.3	$0.3
Weighted average interest rate	0.8%	0.8%
Total	$140.6	$208.3

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and as of March 31, 2023, and December 31, 2022, included asset and mortgage backed obligations. As of March 31, 2023 and December 31, 2022, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended
	March 31,
	2023		2022
Trading:
Interest earned		$3.7		$0.8
Unrealized gain (loss) at the end of the period	$	(*)		$(0.1)

Available-for-sale:
Interest earned		(*)		(*)
Investment redeemed		$-	$	(*)

(*) Less than $0.1 million.

NOTE 3 — INVENTORIES:

Inventories were as follows:

	At March 31,	At December 31,
(in millions)	2023	2022
Inventory, current:
Metals at average cost:
Finished goods	$66.5	$78.5
Work-in-process	289.8	330.5
Ore stockpiles on leach pads	260.2	259.7
Supplies at average cost	365.3	345.2
Total current inventory	$981.8	$1,013.9
Inventory, long-term:
Ore stockpiles on leach pads	$1,066.9	$1,064.3

During the three months ended March 31, 2023 and 2022, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $75.3 million and $61.5 million, respectively. Leaching inventories recognized in cost of sales amounted to $72.3 million and $76.0 million for the three months ended March 31, 2023 and 2022 respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first three months of 2023 and 2022 consisted of (in millions):

	2023	2022
Statutory income tax provision	$399.0	$511.6
Peruvian royalty	9.8	17.0
Mexican royalty	51.7	58.0
Peruvian special mining tax	20.0	25.5
Total income tax provision	$480.5	$612.1

Effective income tax rate	36.9%	43.8%

These provisions include income taxes for Peru, Mexico and the United States. The Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The decrease in the effective income tax rate in 2023 compared to the same period in 2022 was primarily attributable to additional tax expense recorded in 2022 for uncertain tax positions in the Peruvian jurisdiction.

Peruvian royalty and special mining tax: The Company has accrued $29.8 million and $42.5 million of royalty charge and special mining tax as part of the income tax provision for the first quarter of 2023 and 2022, respectively.

Mexican mining royalty: The Company has accrued $51.7 million and $58.0 million of royalty taxes as part of the income tax provision for the first quarter of 2023 and 2022, respectively.

Accounting for uncertainty in income taxes: In the first quarter of 2023, the Company recorded a receivable, current liability and non-current liability for the Peruvian jurisdiction that increased the tax expense by approximately $6.9 million. The Company’s current assets and current liability for uncertain tax positions constitute a liability of $23.1 million and represent anticipated cash refunds or payments within 12 months.

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

Receivable and payable balances with related parties are shown below (in millions):

	At March 31,	At December 31,
	2023	2022
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$3.4	$9.2
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	(*)	(*)
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	—	0.3
Ferrocarril Mexicano, S.A. de C.V.	(*)	(*)
Mexico Generadora de Energia S. de R.L. ("MGE")	9.7	23.4
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.2	0.2
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.1	0.1
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.2	—
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
	$13.7	$33.3

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO	$7.5	$5.0
Asarco LLC	37.4	23.8
Eolica El Retiro, S.A.P.I. de C.V.	0.4	0.4
Ferrocarril Mexicano, S.A. de C.V.	9.4	5.6
Grupo Mexico Servicios	14.0	20.2
MGE	42.4	57.5
Mexico Compania Constructora S.A de C.V.	3.6	5.9
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.8	1.2
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.1	0.3
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	0.5	0.1
Operadora de Cinemas, S.A. de C.V.	0.1	0.2
	$116.2	$120.2

(*) Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the three-month period ended March 31, 2023 and 2022 (in millions):

	2023	2022
Purchase activity
Asarco LLC	$26.5	$14.6
Eolica El Retiro, S.A.P.I. de C.V.	0.4	0.9
Ferrocarril Mexicano, S.A. de C.V.	14.4	5.2
Grupo Mexico Servicios	5.0	5.0
AMMINCO	2.5	2.2
MGE	62.0	70.1
Mexico Compania Constructora S.A. de C.V.	13.9	5.1
Controladora de Infraestructura energética S.A. de C.V.	—	0.8
Grupo Mexico Servicios de Ingenieria S. A. de C.V.	3.2	1.3
Total purchases	$127.9	$105.2
Sales activity
Asarco LLC	$9.1	$11.4
AMMINCO	(*)	—
MGE	18.8	34.5
Total sales	$27.9	$45.9

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

In the first three months of 2023, the Company donated $1.4 million to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations. In the same period of 2022, the Company did not make donations to this organization.

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

The Company’s Mexican operations purchased copper concentrates and cathodes, as well as starter sheets from Asarco LLC and also paid fees as reimbursement of freight fees. Additionally, the Company´s Mexican operations purchased power from MGE. Both companies are subsidiaries of Grupo Mexico.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying 0.6% of its power output to third-party energy users, compared to 0.2% as of March 31, 2022.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro supplies approximately 11.6% of its power output to IMMSA and Mexcobre, compared to 46.6% as of March 31, 2022.

The Company sold copper starter sheets, lime and sulfuric acid to Asarco LLC. The Company´s Mexican operations received fees for transportation and administrative services that were provided to Asarco and also received fees for natural gas and services provided to MGE, a subsidiary of Grupo Mexico.

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the first three months of 2023 and 2022 (in millions):

	2023		2022
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.		$0.1		$0.1
Mextransport		0.8		0.4
Operadora de Cinemas S.A. de C.V.		0.1		(*)
Total purchases		$1.0		$0.5

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$	(*)	$	(*)
Mextransport		0.5		0.5
Operadora de Cinemas S.A. de C.V.		(*)		(*)
Total sales		$0.5		$0.5

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

Cash Flow Hedges of Natural Gas

The Company’s objective in using natural gas derivatives was to protect the stability of natural gas costs and manage exposure to natural gas price increases. To protect natural gas costs from estimated price increases in 2021, the Company acquired two derivative instruments that began in November 2021 and ended in March 2022.

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

As of March 31, 2023, the Company did not hold derivative instruments.

NOTE 7 — LEASES:

The Company has operating leases for power generating facilities, vehicles and properties. The Company recognizes leasing expenses for these leases on a straight-line basis over the lease term. Some of the Company’s leases include both lease and non-lease components which are accounted for separately. The Company’s leases have remaining lease terms of one year to 10 years, and do not include options to extend the leases. The Company’s lease agreements do not contain options to purchase the leased assets or to terminate the leases before the expiration date. In addition, the Company’s lease contracts have no material residual value guarantees or material restrictive covenants. As none of the Company’s leases stipulates an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The weighted average remaining lease term for the Company’s leases is eight years, and the weighted average discount rate for these leases is 3.81%.

The operating lease expense recognized in the first three months of 2023 and 2022 was classified as follows (in millions):

Classification	2023	2022
Cost of sales (exclusive of depreciation, amortization and depletion)	$29.1	$28.8
Selling, general and administrative	(*)	(*)
Exploration	(*)	(*)
Total lease expense	$29.1	$28.8

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2023	$86.5
2024	107.6
2025	106.3
2026	106.1
2027	105.8
After 2027	523.5
Total lease payments	$1,035.8
Less: interest on lease liabilities	(203.2)
Present value of lease payments	$832.6

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

On June 24, 2019, MINEM approved a change to the guarantees required for the mining closure plans. The new regulation specifies that annual guarantees can be secured with real estate up to a maximum of 50% and the remaining amount with credit instruments. Currently, the Company has pledged the value of its Lima office complex for the 50% of the guarantee and with a stand-by letter of credit for the other 50% as a security for this obligation. Through January 2023, the Company has provided total guarantees of $77.1 million.

On July 20, 2021, the Peruvian Government published Law 31347, which requires companies in the production stage to set aside additional guarantees for progressive closure of its operations. The resources that back these guarantees will be returned to the Company when activities cease and the regulatory agency verifies that all closure measures have been satisfactorily completed. Under this Law, companies must include activities for environmental remediation within the closure schedule and assume costs associated with environmental impacts that are identified during audits. As of March 31, 2023, the regulation attached to this Law had yet to be published. The Company is currently evaluating the possible financial impact of the Law but cannot fully estimate the magnitude until the Law’s regulation is published.

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

The following table summarizes the asset retirement obligation activity for the first three months of 2023 and 2022 (in millions):

	2023	2022
Balance as of January 1	$585.3	$562.9
Changes in estimates	—	43.3
Closure payments	(0.2)	(2.0)
Accretion expense	6.4	6.5
Balance as of March 31,	$591.5	$610.7

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

The components of net periodic benefit costs for the three-month periods ended March 31, 2023 and 2022 are as follows (in millions):

	Years ended
	December 31,
(in millions)	2023	2022
Service cost	$0.5	$0.4
Interest cost	0.8	0.5
Expected return on plan assets	(1.3)	(1.0)
Amortization of net loss/(gain)	0.1	0.1
Net periodic benefit cost	$0.1	$—

Post-retirement health care plans:

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the three-month periods ended March 31, 2023 and 2022 are as follows (in millions):

(in millions)	2023	2022
Interest cost	$0.5	$0.4
Amortization of net loss (gain)	(*)	(*)
Amortization of prior service cost/ (credit)	(*)	(*)
Net periodic benefit cost	$0.5	$0.4

NOTE 10 — COMMITMENTS AND CONTINGENCIES:

Environmental matters:

The Company has established comprehensive environmental conservation programs at its mining facilities in Peru and Mexico, which include water recovery systems to conserve water and minimize the impact on nearby streams, reforestation programs to stabilize the surface of the tailings dams and the implementation of scrubbing technology in the mines to reduce dust emissions, among others.

Environmental capital investments in the first quarter of 2023 and 2022 were as follows (in millions):

	2023	2022
Peruvian operations	$2.7	$1.4
Mexican operations	23.2	12.6
	$25.9	$14.0

Peruvian operations: The Company’s operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through the Ministry of Environment (“MINAM”) conducts annual audits of the Company’s Peruvian mining and metallurgical operations. Through these environmental audits, matters relating to environmental and legal compliance, atmospheric emissions, effluent monitoring and waste management are reviewed. The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations. Peruvian law requires that companies in the mining industry provide assurances for future mine closure and remediation. In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM. See Note 8 “Asset retirement obligation” for further discussion of this matter.

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defines new AQS for daily sulfur dioxide in the air. As of March 31, 2023, the Company maintains a daily average level of µg/m3 of SO2, which falls below the requirement under the AQS.

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

The principal legislation applicable to the Company’s Mexican operations is the Federal General Law of Ecological Balance and Environmental Protection (the “General Law”), which is enforced by the Federal Bureau of Environmental Protection (“PROFEPA”). PROFEPA monitors compliance with environmental legislation and enforces Mexican environmental laws, regulations and official standards. It may also initiate administrative proceedings against companies that violate environmental laws, which in the most extreme cases may result in the temporary or permanent shutdown of operations, the revocation of operating licenses and/or other sanctions or fines.

In 2011, the General Law was amended to provide an individual or entity the ability to contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment as long as it can be argued that the harm may be caused. Additionally, amendments to the Civil Federal Procedures Code (“CFPC”) were enacted in 2011 and established three categories of collective actions under which a group of 30 or more individuals can be considered sufficient to prove a “legitimate interest” to file civil actions for injuries arising out of alleged violations of environmental, consumer protection, financial services and Antitrust laws. The group can seek restitution or economic compensation for the alleged injuries or suspension of the activities which allegedly caused the injuries in question. The amendments to the CFPC may result in more litigation, with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

In 2013, the Environmental Liability Federal Law was enacted. The law establishes general guidelines for actions considered likely to cause environmental harm. If a possible determination regarding harm occurs, environmental clean-up and remedial actions sufficient to restore the environment to a pre-existing condition must be taken. If restoration is not possible, compensation measures should be provided. Criminal penalties and monetary fines can be imposed under this law.

In February 2019, the Mexican Supreme Court confirmed the constitutionality of an ecological tax on extractive activities carried out in the state of Zacatecas, which taxes the environmental remediation actions; emissions of certain gases to the atmosphere; emissions of polluting substances to the soil or water; and waste storage within the state. The Company has determined that this environmental regulation will have no impact on its financial position.

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

On July 10, 2019, PROFEPA made a first inspection of the area, concluding that the Company executed all the appropriate procedures to contain the discharge, and no reference was made to the existence of negative impacts on the environment resulting from the incident. On July 19, 2019, PROFEPA revisited the facilities to carry out a second inspection and declared a partial temporary shutdown that only affected the storage process and transportation of sulfuric acid at the terminal, arguing the absence of an authorization of environmental impact. It is important to note that these facilities have been in operation since 1979, prior to the 1988 Mexican General Law of Ecological Balance and the Protection of the Environment. Companies that were operating before the enactment of the aforementioned law are exempt from the permit requirement. In addition, in 2009, PROFEPA awarded a certification of “Clean Industry and Environmental Quality” to the facility which was subsequently renewed four times (for a two-year period each time).

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

The Company is not aware of the reasons or causes for this partial and temporary closure, but will continue working with the environmental authorities to provide certainty that the operation is in strict compliance with environmental regulations. The Company expects the environmental authorities to suspend the partial temporary shutdown, once they resolve their concerns. Currently, the Company does not expect any impact on its operations. As of March 31, 2023, the matter is pending resolution.

Climate change: Several taxes are applicable to the Company’s mining operations in Mexico, including federal and state fossil fuel taxes, and the requirements associated with Mexico’s emission trading scheme. These taxes range from $1.2/tCO2 to $20/tCO2, approximately. These regional taxes are applicable in the States of Baja California and Zacatecas, as well as a federal tax linked to the import of fuels. In addition, an emission trading scheme (ETS) is currently available to the Company which is currently only applicable to two business units, the metallurgic and lime plants in Sonora, which both generate annual GHG emissions levels above the threshold of 100,000 tCO2e per year contemplated by the scheme. These two units are required to report and verify their emissions once a year with average costs of less than $6,000 per unit. Units that emit more than 25,000 tonnes CO2 equivalent per year (all our Mexican units) are required to report their emissions to the National Emissions Registry (RENE) every year and to verify the reported emissions every three years. As a result, the total expenses for ensure annual compliance with climate change regulations in Mexico were not material to the Company.

The Company believes that all of its facilities in Peru and Mexico are in material compliance with environmental, mining and other applicable laws and regulations. The Company also believes that continued compliance with environmental laws of Mexico and Peru will have no material adverse effects on the Company’s business, properties, or operating results.

Litigation matters:

Peruvian operations:

The Tia Maria Mining Project

There are five lawsuits filed against the Peruvian Branch of the Company related to the Tia Maria project. The lawsuits seek (i) to declare null and void the resolution that approved the Environmental Impact Assessment of the project; (ii) the cancellation of the project and the withdrawal of mining activities in the area; (iii) to annul the mining concession application for the Tia Maria project; and (iv) to annul the resolution that approved the construction license. The lawsuits were filed by Messrs. Ernesto Mendoza Padilla (filed May 26, 2015), Juan Alberto Guillen Lopez (filed June 18, 2015), Junta de Usuarios del Valle del Tambo (filed April 30, 2015), Gobierno Regional de Arequipa (filed December 16, 2019) and Municipalidad Distrital de Dean Valdivia (filed in January 2020 but notified in August 2022).

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of March 31, 2023, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. Oral arguments took place on July 19, 2019. On January 7, 2020, the Judge decided to suspend the proceeding until the del Carpio Lazo case is concluded. On March 8, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. As of March 31, 2023, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. In May 2016, the Company was included in the process, after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazo case is concluded. On March 11, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. As of March 31, 2023, the case remains pending resolution.

The Gobierno Regional de Arequipa case is currently before the lower court. The Company answered the complaint on September 15, 2020. On February 8, 2021, the Judge decided to suspend the proceeding until the del Carpio Lazo case was concluded. On March 24, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On March 28, 2022, the Judge cancelled the suspension. On May 24, 2022, the parties presented their closing arguments. On March 15, 2023, the Judge dismissed the lawsuit. The plaintiff missed the chance to appeal the ruling, therefore, the case has concluded in favor of SCC’s Peruvian Branch.

The Municipalidad Distrital de Dean Valdivia case is currently before the lower court. On August 17, 2022, the Company was formally notified of the lawsuit and answered the complaint on September 2, 2022. As of March 31, 2023, the case is pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has, since 1995, constructed and operated the tailings dams with proper governmental authorization. Following a motion filed by the Peruvian Branch, the lower court included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. On July 2, 2022, the case was temporarily archived. As of March 31, 2023, the case is pending resolution.

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

Mexican operations:

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of March 31, 2023.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. As of March 31, 2023, three lawsuits are still pending: two were filed by Acciones Colectivas de Sinaloa, A.C. and one by Defensa Colectiva, A.C., seeking precautionary measures in the construction of facilities to monitoring public health services and prohibiting the closure of the Rio Sonora Trust.

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

Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. In the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages. These lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria Peña Molina, et al; these actions were dismissed by the court, because they have expired. As of March 31, 2023, forty-five cases remain pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard to the spill in August 2014. The plaintiffs in these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. With regard to the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures. This public meeting will have no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, it has informed the corresponding Judge its compliance with the resolution, in which BVC was required to implement additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, with six months granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions imposed. The foregoing does not impact BVC’s operations. Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of March 31, 2023, the remaining cases were still pending resolution.

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

Labor matters:

Peruvian operations: 69.6% of the Company's 4,509 Peruvian employees were unionized at March 31, 2023. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

During 2021, the Company held talks with the six unions to sign collective agreements prior to their effective dates. As a result, between the duration of the agreement. A long-term agreement bonus of S/10,000 (approximately $2,656) was granted to June and December 2021, the Company signed collective agreements with the six unions with durations between three to six years. All of them granted annual salary increases of 5%. Additionally, each agreement granted, among other things, a signing bonus of between S/45,000 (approximately $11,952) and S/90,000 (approximately $23,904), depending on the union that signed a six-year extension of the collective bargaining agreement. All these concepts were recorded as labor expense. In 2022, these collective agreements were executed and the Company does not have any collective agreement pending to be negotiated with the unions.

In December 2022, the Company reached a settlement with one of the unions regarding compliance with an 2018-2019 Arbitration Award. As part of this settlement, the Company made a one-time payment to each union member of S/4,000 (approximately $1,062) as a compensation bonus and also paid a signing bonus of S/1,000 (approximately $265.6).

In the first quarter of 2023, the Company began applying the terms of the agreement entered into with the six unions pursuant to Law 31632, which stipulates new conditions for compensation of leaves granted during COVID-19. These conditions will be in effect until December 1, 2023.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement in their labor environment, as workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martin mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martin mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice. Such challenges were dismissed by the Supreme Court. As a consequence, on September 6, 2021, the Federal Mediation and Arbitration Board issued a new resolution determining that, based on the documents submitted by the National Federation of Independent Unions and given the status of the strike until 2018, it was not possible to create a registry of workers holding a right to vote. Therefore, in case of a strike, any collective bargaining proceedings shall remain suspended. The Federal Mediation and Arbitration Board shall decide on the request of the majority of workers to end the strike, despite the opposition of the National Mining Union. The Company expects that the conflict will be solved in accordance with the legal framework set by labor authorities and that any actions taken will respect the workers’ will.

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of March 31, 2023, the case was pending resolution without further developments.

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

In 2021, the Company signed social agreements with the Michiquillay and La Encañada communities. In addition, in October 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed environmental impact study for the project. In the last quarter of 2022, the Company informed MINEM that exploration activities had begun and that it initiated an assessment of existing mineral resources at depth. In 2023, in accordance with the social agreements with the Michiquillay and La Encañada communities, the Company has hired unskilled labor and is paying for the use of surface land. The Company is supporting social programs in both communities as it rolls out exploration activities.

Social agreements with the Michiquillay and La Encañada communities represent an opportunity to improve quality of life of their residents through the Company´s strong social programs, backed by a solid framework for technical work at the project level. The main commitments signed by the Company in the social agreements are related to providing support for agricultural and livestock activities, financial support for local initiatives, and social programs in favor of education, water management, waste disposal, and healthcare for vulnerable groups.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $118.2 million). In relation to this commitment, the Company has completed the construction of a school with an investment of S/18.8 million (approximately $5.0 million), has co-financed the construction of the Cularjahuira dam for S/15.6 million (approximately $4.1 million) and is preparing the engineering study for the Callazas dam for S/2.6 million (approximately $0.7 million). Additionally, in relation to the S/445.0 million, the Company has committed S/10.7 million (approximately $2.8 million) for six terrace fields projects and S/4.2 million (approximately $1.1 million) for irrigation systems projects.

As the Toquepala expansion project was completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $31.3 million in its condensed consolidated financial statements as of March 31, 2023.

In addition, the Company has committed S/97.7 million (approximately $26.0 million) for the construction of a high-achievement school in the Tacna region under the “Social Investment for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs and to determine the ways that the Company can contribute to sustainable development in the region. Although the development roundtable is not currently meeting, it was previously discussing the creation of a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $265.6 million). While final funding is not yet settled, the Company has committed to contribute S/108.4 million (approximately $28.8 million) as an advance, which was utilized to fund an educational project. In addition, there is a commitment to finance the construction of a residual water treatment plant in Ilo for S/105.5 million (approximately $28.0 million). There was also a commitment to build three schools in Moquegua for S/18.2 million (approximately $4.8 million) and to build tracks and sidewalks in Pacocha for S/6.4 million (approximately $1.7 million), which have been completed.

In addition, the Company has committed S/152.3 million (approximately $40.5 million) to build four infrastructure projects in the Moquegua region under the “social investment for taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

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

611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement is expected to become effective during the second or third quarter of 2023.

Corporate operations:

Commitment for capital projects

As of March 31, 2023, the Company had committed approximately $439.5 million to the development of its capital investment projects at its operations.

Tax contingency matters: Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 4 “Income taxes”).

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the three-month period ended March 31, 2023 and 2022 is as follows (in millions):

	2023	2022
Southern Copper common shares
Balance as of January 1,	$2,766.9	$2,767.2
Used for corporate purposes	(0.1)	(0.1)
Balance as of March 31,	2,766.8	2,767.1

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	340.7	306.8
Other activity, including dividend, interest and foreign currency translation effect	7.6	13.8
Balance as of March 31,	348.3	320.6
Treasury stock balance as of March 31,	$3,115.1	$3,087.7

Common Stock:

In September 2022, Grupo Mexico, through its wholly owned subsidiary AMC, purchased 350,000 shares of SCC’s Common Stock. With this purchase and the Company’s repurchase of shares of its Common Stock, the indirect ownership of Grupo Mexico increased to 88.92%.

Southern Copper Common Shares:

On March 31, 2023 and on December 31, 2022, there were in treasury 111,494,417 and 111,497,617 shares of SCC’s common stock, respectively.

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

	2023	2022
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(416,800)	(405,200)
Granted in the period	(3,200)	(3,200)
Total shares granted at March 31,	(420,000)	(408,400)
Remaining shares reserved	180,000	191,600

Parent Company common shares:

At March 31, 2023 and at December 31, 2022 there were in treasury 72,325,043 and 79,728,356 of Grupo Mexico’s common shares, respectively.

Employee Stock Purchase Plan:

2015 Plan: In January 2015, the Company offered to eligible employees a new stock purchase plan through a trust that acquires series B shares of Grupo Mexico stock for sale to its employees, and employees of subsidiaries, and certain affiliated companies. The purchase price was set at 38.44 Mexican pesos (approximately $2.63) for the initial subscription. Every two years employees will be able to acquire title to 50% of the shares paid in the previous two years. The employees will pay for shares purchased through monthly payroll deductions over the eight year period of the plan. At the end of the eight year period, the Company will grant the participant a bonus of 1 share for every 10 shares purchased by the employee. Any future subscription will be at the average market price at the date of acquisition or the grant date.

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

The stock based compensation expense for the first three months of 2023 and 2022 and the unrecognized compensation expense under this plan were as follows (in millions):

	2023	2022
Stock based compensation expense	$0.2	$0.2
Unrecognized compensation expense	$—	$0.6

The plan ended in January 2023.

The following table presents the activity of this plan for the three months ended March 31, 2023 and 2022:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2023	845,895	$2.63
Granted	—	—
Exercised	(572,136)	$2.63
Forfeited	—	—
Outstanding shares at March 31, 2023	273,759	$2.63
Outstanding shares at January 1, 2022	867,234	$2.63
Granted	—	—
Exercised	(16,394)	$2.63
Forfeited	—	—
Outstanding shares at March 31, 2022	850,840	$2.63

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

The stock based compensation expense for the three months ended September 30, 2023 and 2022 and the unrecognized compensation expense under this plan were as follows (in millions):

	2023	2022
Stock based compensation expense	$0.2	$0.2
Unrecognized compensation expense	$2.2	$2.9

The following table presents the stock award activity of this plan for the three months ended March 31, 2023 and 2022:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2023	2,754,506	$1.86
Granted	—	$—
Exercised	(624,026)	1.86
Forfeited	—	—
Outstanding shares at March 31, 2023	2,130,480	$1.86
Outstanding shares at January 1, 2022	3,173,924	$1.86
Granted	—	—
Exercised	(115,903)	—
Forfeited	—	—
Outstanding shares at March 31, 2022	3,058,021	$1.86

Non-controlling interest:

The following table presents the non-controlling interest activity for the three months ended March 31, 2023 and 2022 (in millions):

	2023	2022
Balance as of January 1,	$62.7	$58.6
Net earnings	2.7	3.1
Dividend paid	(1.8)	(1.8)
Balance as of March 31,	$63.6	$59.9

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table, which provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022 (in millions):

	At March 31, 2023		At December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	6,200.8	6,384.2	6,200.0	$6,372.6
Long-term debt level 2	51.2	56.5	51.2	54.2
Total long-term debt	$6,252.0	$6,440.7	$6,251.2	$6,426.8

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of March 31, 2023 and December 31, 2022 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$140.3	$140.3	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.1	—	0.1	—
Mortgage backed securities	0.2	—	0.2	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	872.4	872.4	—	—
Molybdenum	357.1	357.1	—	—
Total	$1,370.1	$1,369.8	$0.3	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$208.0	$208.0	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.1	—	0.1	—
Mortgage backed securities	0.2	—	0.2	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	1,052.0	1,052.0	—	—
Molybdenum	456.9	456.9	—	—
Total	$1,717.2	$1,716.9	$0.3	$—

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

NOTE 13 — REVENUE:

The Company’s net sales were $2,793.9 million in the three months ended March 31, 2023, compared to $2,763.8 million in the same period of 2022. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended March 31, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$660.9	$137.0	$—	$(36.5)	$761.4
United States	356.7	7.4	148.3		512.4
Peru	—	1.8	164.4	(1.7)	164.5
Brazil	—	10.9	97.2		108.1
Chile	(5.2)	—	105.9		100.7
Other American countries	9.5	—	6.2		15.7
Europe:
Switzerland	136.8	8.6	103.5		248.9
Italy	(0.2)	6.4	117.1		123.3
Spain	123.9	—	—		123.9
Other European countries	59.6	7.3	53.3		120.2
Asia:
China	153.3	—	29.7		183.0
Singapore	44.2	—	57.3		101.5
Japan	61.9	—	137.6		199.5
Other Asian countries	25.5	0.1	5.2		30.8
Total	$1,626.9	$179.5	$1,025.7	$(38.2)	$2,793.9

	Three Months Ended March 31, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$533.8	$130.8	$—	$(40.0)	$624.6
United States	455.6	15.7	90.8	—	562.1
Peru	115.0	—	177.5	(114.7)	177.8
Brazil	—	5.2	119.1	—	124.3
Chile	—	—	103.5		103.5
Other American countries	6.5	—	5.4	—	11.9
Europe:
Switzerland	227.4	8.3	191.1		426.8
Italy	0.5	4.0	67.5		72.0
Spain	93.2	—	1.7		94.9
Other European countries	30.8	8.4	86.1		125.3
Asia:
China	112.4	—	—	—	112.4
Singapore	4.7	4.9	52.2		61.8
Japan	22.0	—	161.4	—	183.4
Other Asian countries	44.3	0.2	38.5	0	83.0
Total	$1,646.2	$177.5	$1,094.8	$(154.7)	$2,763.8

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,340.6	$19.5	$804.9	$(17.1)	$2,147.9
Molybdenum	160.7	—	140.9	—	301.6
Silver	65.3	42.8	25.5	(18.5)	115.1
Zinc	—	91.5	—	0.6	92.1
Other	60.3	25.7	54.4	(3.2)	137.2
Total	$1,626.9	$179.5	$1,025.7	$(38.2)	$2,793.9

	Three Months Ended March 31, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,368.4	$22.4	$893.9	$(129.8)	$2,154.9
Molybdenum	150.4	—	125.4	—	275.8
Silver	66.7	37.0	23.1	(21.6)	105.2
Zinc	—	98.6	—	(0.3)	98.3
Other	60.7	19.5	52.4	(3.0)	129.6
Total	$1,646.2	$177.5	$1,094.8	$(154.7)	$2,763.8

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of March 31, 2023:
Trade receivables	$737.1	$59.4	$466.1	$—	$1,262.6
Related parties, current	13.4	1.4	0.9	(2.0)	13.7

As of December 31, 2022:
Trade receivables	$788.1	$60.0	$546.0	$—	$1,394.1
Related parties, current	31.1	0.1	0.1	2.0	33.3

As of March 31, 2023, the Company has long-term contracts with promises to deliver the following products in 2023:

Copper concentrates (in tonnes)	100,000
Copper cathodes (in tonnes)	32,000
Molybdenum concentrates (in tonnes)	34,050
Sulfuric acid (in tonnes)	382,000

Provisionally priced sales: At March 31, 2023, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the March 31, 2023 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2023:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	213.1	4.09	April 2023 through August 2023
Molybdenum	14.9	24.00	April 2023 through July 2023

The provisional sales price adjustment included in accounts receivable and net sales as of March 31, 2023 includes positive adjustments of $43.9 million for copper and negative adjustments of $97.9 million for molybdenum.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended March 31, 2023
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,626.9	$141.3	$1,025.7	$—	$2,793.9
Intersegment sales	—	38.2	—	(38.2)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	618.4	155.4	481.3	(60.9)	1,194.2
Selling, general and administrative	15.9	3.0	9.0	2.5	30.4
Depreciation, amortization and depletion	75.5	17.5	81.6	29.1	203.7
Exploration	1.3	2.2	4.6	3.8	11.9
Operating income	$915.8	$1.4	$449.2	$(12.7)	1,353.7
Less:
Interest, net					(61.4)
Other income (expense)					10.5
Income taxes					(480.5)
Equity earnings of affiliate					(6.4)
Non-controlling interest					(2.7)
Net income attributable to SCC					$813.2
Capital investment	$115.7	$28.8	$89.8	$3.8	$238.1
Property and mine development, net	$4,729.5	$690.6	$3,649.8	$544.0	$9,613.9
Total assets	$9,185.0	$1,121.1	$4,851.2	$2,166.0	$17,323.3

	Three Months Ended March 31, 2022
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,646.2	$137.5	$1,094.8	$(114.6)	$2,763.8
Intersegment sales	—	40.0	—	(40.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	548.3	131.7	469.1	(91.4)	1,057.7
Selling, general and administrative	15.5	2.4	8.5	3.9	30.3
Depreciation, amortization and depletion	98.0	11.3	77.6	9.7	196.6
Exploration	0.5	1.1	6.8	0.7	9.1
Operating income	$983.8	$31.0	$532.8	$(77.5)	1,470.1
Less:
Interest, net					(83.1)
Other income (expense)					11.7
Income taxes					(612.1)
Equity earnings of affiliate					1.2
Non-controlling interest					(3.1)
Net income attributable to SCC					$784.7
Capital investment	$89.3	$31.7	$81.2	$3.0	$205.2
Property and mine development, net	$4,662.5	$593.5	$3,685.8	$551.1	$9,492.9
Total assets	$8,611.5	$1,080.9	$4,792.3	$3,414.2	$17,898.9

NOTE 15 — SUBSEQUENT EVENTS:

Dividends:

On April 20, 2023, the Board of Directors authorized a dividend of $1.00 per share payable on May 23, 2023 to shareholders of record at the close of business on May 9, 2023.

Change in Mexican Mining Law:

On April 29 2023, Mexican Senate approved a fast-track bill that would impact the mining industry. The main aspects that will be affected by this legislation are as follows:

First, the mining concession period for new projects will be shortened from 50 years to 30 years plus two renewal periods for new concessions, the second of which will require a tender where the holder of the concession will be given preference.

Second, new restrictions and conditions have been set forth for water use. Under this legislation, companies must recover at least 60% of the water utilized. Water rights will be conceded by the National Water Commission “CONAGUA” for a period that matches the concession period and operations must measure their use. It is important to note the SCC currently exceeds all of these requirements through a comprehensive water management plan, which contemplates best environmental and social practices.

Third, companies must establish a financial vehicle that acts as a guarantee to cover potential environmental liabilities and to cover restoration, closure, post-closure and remediation. SCC’s responsible approach to prevention, and the fact that it is subject to stricter guidelines for environmental obligations under USGAAP ASC 410, means that the Company is already well ahead of the curve in this regard.

Fourth, the Law stipulates significant changes to exploration governance. Under this legislation, exploration will be conducted by a state-run entity, the Mexican Geological Service (SGM). Private parties can present information on the potential existence of minerals to the Secretariat of the Economy, which will decide if exploration should proceed. This represents a significant impact for companies that invest in exploration projects, and SCC is not the exception. The Company will be analyzing this situation as it evolves.

Fifth, no concessions will be granted in National Protected Areas (ANP) and the requirement to remit 5% of net earnings to indigenous communities for new projects.

Down the line, the aforementioned changes could trigger amendment, additions and repeals of provisions of a number of laws, including the Mining Law, the National Water Law, the General Law for Ecological Balance and Environmental Protection and the General Law for the Prevention and Management of Mine Waste.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of Southern Copper Corporation and its subsidiaries (collectively, “SCC”, “the Company”, “our”, and “we”). This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2022.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the first quarter of 2023, approximately 76.9% of our revenue came from the sale of copper; 10.8% from molybdenum; 4.1% from silver; 3.3% from zinc; and 4.9% from various other products, including gold, sulfuric acid, and other materials.

●	Copper: In the first quarter of 2023, the LME copper price decreased from an average of $4.53 per pound in the first quarter of 2022 to $4.05 (-10.6%), reflecting concerns about a possible recession in the U.S. and Europe, partially offset by the good news on China´s economy, which is growing at a higher pace than expected.

Current prices for copper are at around $4.00 per pound, reflecting a positive outlook for this market, due to the following factors:

●	A reduction in global inflation, which may slow down or even stop the interest rates hike cycle led by the FED and the ECB.
●	The mentioned bouncing back of the Chinese economy with GDP growth of 4.5%.
●	Uncertainty regarding future production growth in Chile and Peru, which together represent about 40% of the global supply. Chile recently reported a copper production decline of 4% for March of this year.
●	The most relevant market intelligence houses for the copper market are currently expecting a market in balance or a small deficit of about 100,000 tons for 2023. This assumes a growth in demand of about 2.0-2.5% this year, but a lower than expected supply growth estimated at about 1.5-2.0% due to the first quarter stoppages in South America.
●	Low copper inventories, which stood at 411,000 tons as of March 31, 2023. These are one of the lowest since 2005.

It is important to emphasize that copper plays a leading role in the global shift to clean energy, which correlates positively with our assertion that the underlying demand for copper will be strong in the long-term. In this scenario, we believe the current cycle of low prices should be short-lived.

●	Molybdenum: Accounted for 10.8% of our sales in the first quarter of 2023 and is currently our most important by-product. Molybdenum prices averaged $32.04 per pound in the first quarter of 2023, compared to $18.99 in the same period of 2022, reflecting an increase of 68.7%.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness and corrosion and heat resistance. New uses for this metal are associated with lubricants, sulfur filtering of heavy oils and shale gas production.

●	Silver: Represented 4.1% of our sales in the first quarter of 2023. We believe that the prices for silver will be supported by intensive level of industrial use.

●	Zinc: Represented 3.3% of our sales in the first quarter of 2023, with an average price of $1.42 per pound in the quarter, down 16.5% from the first quarter of 2022. Zinc is currently our third by-product.

●	Production: For 2023, we expect production to reach approximately 939,400 tonnes of copper, which represents an increase of 5% compared to our 2022 production. This growth will unfold as we get Peruvian production back on track which coupled with new production in our Mexican operations through our Pilares and Buenavista Zinc Concentrator projects.

We also expect to produce 23,400 tonnes of molybdenum, which represents a decrease of 10.8% over our 2022 production level. In 2023, we expect to produce 20.3 million ounces of silver, an increase of 9.1% compared to 2022 production level. Additionally, we expect to produce 116,300 tonnes of zinc from our mines. which represents an increase of 93.8% over our 2022 production level. This growth will be driven by the production start-up of the Buenavista Zinc operations (+51,600 tonnes) and by the recovery of the IMMSA mines production (+6,200 tonnes), where better ore grade areas have been identified. For 2024 and on we expect to produce over 200,000 tonnes of zinc per year.

●	Capital Investments: In the first quarter of 2023, we spent $238.1 million on capital investments; this represented 29.3% of net income and an increase of 16.0% compared to the amount registered for the same period in 2022. We continue to advance our projects, including the Buenavista Zinc, El Pilar and Pilares projects, which have registered good progress.

CYBERSECURITY

In the first quarter of 2023, we have had no material cybersecurity incidents. This is due to the Information Security Strategy that we have implemented and the commitment of our entire organization to consolidate a living and effective security culture.

Our focus on information security continues to be a strategic priority, our security policy focuses on continuously identifying and managing risks through standard frameworks and best practices. In addition to the training and awareness that we extend to our employees, we constantly monitor the effectiveness of our controls.

The Board of Directors has been proactive in its approach to cybersecurity, seeking to ensure that our organization remains secure and resilient to cyber threats, we have significantly improved our security posture and continue to moving forward with our information security strategy.

We know that, in today's environment, cyber threats are becoming more sophisticated and rapidly evolving risk management is critical to long-term business success. We remain alert to emerging challenges and with active investment processes to evolve our capabilities, improve our processes and promote the development of a safety culture in our organization.

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

Earnings: The table below highlights key financial and operational data of our Company for the three months ended March 31, 2023 and 2022 (in millions, except copper price, percentages and per share amounts):

	Three months ended March 31,
	2023	2022	Variance	% Change
Copper price LME	4.05	4.53	(0.48)	(10.6)%
Pounds of copper sold	504.3	458.4	45.9	10.0%
Net sales	$2,793.9	$2,763.8	$30.1	1.1%
Operating income	$1,353.7	$1,470.1	$(116.4)	(7.9)%
Net income attributable to SCC	$813.2	$784.7	$28.5	3.6%
Earnings per share	$1.05	$1.02	$0.03	2.9%
Dividends per share	$1.00	$1.00	$—	—%

Net sales in the first quarter of 2023 were 1.1% higher than in the same period of 2022. This increase was driven by an increase in sales volumes of copper (+10.0%), silver (+15.5%) and zinc (+6.4%) and by an uptick in molybdenum (+68.7%) prices. This effect was offset by lower sales volumes of molybdenum (-7.9%) and by a drop in prices of copper (-10.6% - LME), silver (-6.3%) and zinc (-16.5%).

Net income attributable to SCC in the first quarter of 2023 was 3.6% higher than in the same period of 2022. This increase was mainly attributable to the higher sales volumes of copper, silver and zinc; this effect was slightly offset by a drop in average prices for metals with the exception of molybdenum, as well as by a decrease in the sales volumes of molybdenum.

Production: The table below highlights our mine production data for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022	Variance	% Change
Copper (in million pounds)	492.2	472.8	19.4	4.1%
Molybdenum (in million pounds)	14.2	15.6	(1.4)	(8.8)%
Silver (in million ounces)	4.4	4.3	0.1	3.1%
Zinc (in million pounds)	33.2	32.5	0.8	2.4%

The table below highlights our mine production data for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Copper (in million pounds):	2023	2022	Variance	% Change
Toquepala	113.1	112.5	0.6	0.6%
Cuajone	80.0	53.8	26.2	48.5%
La Caridad	57.6	64.5	(6.9)	(10.8)%
Buenavista	236.9	237.7	(0.8)	(0.3)%
IMMSA	4.6	4.3	0.3	7.5%
Total mined copper	492.2	472.8	19.4	4.1%

First quarter: Mined copper production in the first quarter of 2023 increased 4.1% to 492.2 million pounds compared to 472.8 million pounds in the first quarter of 2022. This was mainly attributable to the fact that production at our Cuajone mine was up 48.5% YoY. This result was driven by higher ore grades and a return to full operating capacity this year. Production at our Toquepala mine and IMMSA operations increased 0.6% and 7.5% respectively with regard to the figures reported in the first quarter of 2022, driven by higher ore grades and recoveries. This was slightly offset by a drop in production at our Buenavista (-0.3%) and La Caridad (-10.8%) mines due to lower ore grades and recoveries.

Molybdenum production fell 8.8% in the first quarter of 2023 compared to the levels registered in the first quarter of 2022. This was attributable to a drop in production at our Toquepala mine (-45.6%) which was mainly driven by a reduction in ore grades. This effect was partially offset by an increase in production at our Cuajone (+66.7%), La Caridad (+5.2%) and Buenavista (+0.1%) mines due to higher ore grades and the fact that production level at Cuajone mine normalized after the stoppage ceased.

Silver mine production increased 3.1% in the first quarter of 2023 compared with the same period of 2022. This was mainly attributable to a higher production at our Cuajone (+44.3%) and Toquepala (+9.3%) mines. This was offset by lower production at our La Caridad (-10.0%), Buenavista (-2.1%) and IMMSA (-1.5%) mines.

Zinc production increased 2.4% in the first quarter of 2023 compared to the same period in 2022. This result was mainly attributable to an uptick in mineral production at the San Martin and Santa Barbara units, which was partially offset by a decrease in production at the Charcas mine.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three months ended March 31, 2023 and 2022:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended March 31,
	2023	2022	Variance	% Change
Total operating cash cost before by‑product revenues	$987.7	$837.7	$150.0	17.9%
Total by‑product revenues	$(630.6)	$(583.5)	$(47.1)	8.1%
Total operating cash cost net of by‑product revenues	$357.1	$254.2	$102.9	40.5%
Total pounds of copper produced(2)	473.0	457.8	15.2	3.3%
Operating cash cost per pound before by‑product revenues	$2.09	$1.83	$0.26	14.2%
By‑products per pound revenues	$(1.33)	$(1.28)	$(0.05)	3.9%
Operating cash cost per pound net of by‑product revenues	$0.76	$0.55	$0.21	38.2%
(1)	These are non-GAAP measures. Please see page 51 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

As seen in the table above, our per pound cash cost before by-product revenues in the first quarter of 2023 was 14.2% higher than in the same period of 2022. This increase was mainly attributable to an increase in production costs and slightly offset by the unit cost effect generated by a 3.3% increase in pounds of copper produced. Our cash cost per pound net of by-product revenue for the first quarter of 2023 increased 38.2% when compared to the same period of 2022. This was mainly driven by an uptick in the production cost, which was partially offset by an increase in by-product revenue credits due to higher sales volume in most of our by-products.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, and for copper, molybdenum, zinc and silver in particular.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining nine months of 2023, assuming that expected metal production and sales are achieved, tax rates remain unchanged and no effects are generated by potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$93.9	$22.5	$18.2	$9.5

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

Capital Investment Programs: We made capital investments of $238.1 million in the three months ended March 31, 2023, compared to $205.2 million in the same period of 2022. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

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

Project update: the capital budget of the project is $416 million, most of which has already been invested. We expect to initiate operations in the second half of 2023.

Pilares - Sonora: Located six kilometers from La Caridad, this project consists of an open-pit mine operation with an annual production capacity of 35,000 tonnes of copper in concentrate. This project will significantly improve the overall mineral ore grade (considering the 0.78% expected from Pilares with 0.29% from La Caridad).

Project update: The budget for Pilares is $176 million, of which $114 million has been invested. Pilares is currently operating and delivering copper mineral oxides to the SX-EW facilities of the Caridad operation. We expect to produce mineral for the Caridad concentrator at full capacity in the second quarter of 2023.

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

Project update: The results from experimental pads in the leaching process have confirmed adequate levels of copper recovery. The basic engineering study is finished and the Company continues developing the project and engage in onsite environmental activities. Detailed engineering is on-going at the SX-EW plant. We expect production to begin in 2025 and mine life is estimated at 13 years.

Lime plant - Sonora: As part of our cost improvement projects, we built a new lime plant with a production capacity of 600 metric tonnes per day, which will be the largest lime plant of Mexico. This facility will allow us to reduce to approximately 50% our current lime cost at our Mexican operations. The total budget for the plant is $65.5 million, of which we have invested $63.8 million as of March 31, 2023. The furnace of the plant started operations in the second quarter of 2022, complying with the performance tests.

Projects in Peru:

Quebrada Honda dam expansion – Tacna: This project aims to enlarge the main and lateral dams in Quebrada Honda and includes the relocation and repowered of some facilities due to dam growth and implementation of other facilities for water recovery, among other factors. As of March 31, 2023, the drainage works and removal of Eolic material for the main and lateral dam had been completed; complementary operational works are underway and expected to finish in the second quarter 2023. This project has a total budget of $165.0 million, of which we have invested $148.3 million as of March 31, 2023.

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

Project update: The Company has completed the environmental baseline study for the mine and industrial facilities and is reviewing the basic engineering analysis to request the environmental impact permits.

Los Chancas - Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates of indicated copper mineral resources are 98 million tonnes of oxides with a copper content of 0.45% and 52 million tonnes of sulfides with a copper content of 0.59%. The Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to produce 130,000 tonnes of copper and 7,500 tonnes of molybdenum annually. The estimated capital investment is $2,600 million and the project is expected to be in operation in 2030. In 2022, we continued to engage in social and environmental improvements for the local communities and worked on the project´s environmental impact assessment.

Project update: As of March 31, 2023, part of the project´s land continued to be occupied by illegal miners, 70 of whom have irregularly registered their stakes in the "Integral Registry of Mining Formalization" (REINFO). The Company has requested that these 70 informal miners be excluded from REINFO. In response, the competent authority has eliminated these individuals from the registry of formal mining interests. The Company has also filed criminal complaints and other legal remedies to physically expel the illegal miners from the Project.

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

In 2021, the Company signed Social Agreements with the Michiquillay and the Encañada Communities. In addition, on

October 1, 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed Environmental Impact Study for the project.

Project update: In the fourth quarter of 2022, the Company informed MINEM that it had begun exploration activities and initiated an assessment of the existing mineral resource at depth. In 2023, in accordance with our social agreements with the Michiquillay and La Encañada communities, the Company has hired unskilled labor and is paying for the use of surface land. We are supporting social programs in both communities as we roll out exploration activities.

The above information is based on estimates only. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ENVIRONMENTAL, SOCIAL AND CORPORATE GOVERNANCE (“ESG”)

Sustainable Development Report. This year, Grupo Mexico will present edition N◦ 15 of the Sustainable Development Report, which contains disaggregated information from Southern Copper Corporation and reaffirms our commitment to transparency and on-going improvement. In 2022, we have placed particular importance on updating our strategy for climate change, which includes targets to reduce greenhouse gas emissions. This year’s report also provides information on our program and objectives with regard to promoting diversity and inclusion both inside the Company and within the communities close to our operations.

Sustainable Development Committee. In 2022, SCC set up a Sustainable Development Committee, which is presided by an independent Director. This committee’s main objective is to support SCC’s Board of Directors in its endeavors to supervise management of risks and opportunities in the environmental, safety and health, community development, human rights and corporate governance ambits. The committee meets every quarter and has assessed diverse aspects of the Company’s ESG trajectory, including adhesion to international agreements and management of water and mineral waste. The Sustainable Development Committee, in its third session, addressed climate change as well as diversity and inclusion and identified opportunities on the corporate governance front.

Third-party certification. In line with our commitment to implement best environmental, social and corporate governance practices, our Buenavista del Cobre mine, located in Sonora (Mexico), has obtained certification for three important ISO (International Organization for Standardization) standards: ISO 9001 for quality management; ISO 14001 for environmental management; and ISO 45001 for occupational safety and health management. These certifications are indicative of our commitment to the environment, to quality and to the health and occupational safety of our employees.

Occupational Safety and Health. At SCC, our employees’ safety is our priority. Our unit in Ilo, located in Moquegua, Peru, has earned first place in the Smelter and Refinery category of the XXVI National Competition for Mining Safety (Concurso Nacional de Seguridad Minera) organized by the Instituto de Seguridad Minera. This award recognizes SCC’s performance with regard to indicators of our employees’ occupational safety and health and is a reflection of our on-going commitment to ensure the sustainability of our operations.

Biodiversity. In March 2023, the Environmental Management Unit at Buenavista del Cobre obtained certification from the Wildlife Habitat Council in recognition of our contributions to efforts to prevent the extinction of the Mexican grey wolf, which was on the brink of extinction in the wild. On account of our contributions, the species have been able to multiply in their natural habitat in Mexico. Going forward, we will continue to work side-by-side with society and authorities to serve the common good in the regions in which we operate.

Community Development. At SCC, we continue to strengthen our community development model and currently operate 29 community centers that provide services to 350 thousand people a year in Mexico and Peru. These efforts positively impact the quality of life of the residents in the communities where we work. Recently, we renovated two community centers (called Casa Grande) in Santa Barbara, Chihuahua and Charcas, San Luis Potosi. These facilities will serve an additional 21 thousand residents by providing spaces to learn and develop bonds. Both centers are equipped with a library, a game area, an audiovisual room, computer centers, physical activation spaces, areas for temporary exhibits, and grass areas.

Diversity and Inclusion. At SCC, we are convinced that valuing diversity, preventing discrimination, and promoting openness to different ways of thinking are fundamental in all efforts to develop inclusive workplace environments that promote the integral development of our employees and stakeholders. We are committed to driving the agenda for diversity and inclusion transversally throughout the Company and in the communities around our operations. Our results in 2022 reflect the fruit of our efforts, with a 16% increase in the number of women employed by SCC.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended
	March 31,
Statement of Earnings Data	2023	2022	Variance	% Change
Net sales	$2,793.9	$2,763.8	$30.1	$1.1%
Operating costs and expenses	(1,440.2)	(1,293.7)	(146.5)	11.3%
Operating income	1,353.7	1,470.1	(116.4)	(7.9)%
Non‑operating income (expense)	(50.9)	(71.4)	20.5	(28.7)%
Income before income taxes	1,302.8	1,398.7	(95.9)	(6.9)%
Income taxes	(480.5)	(612.1)	131.6	(21.5)%
Equity earnings of affiliate	(6.4)	1.2	(7.6)	(633.3)%
Net income attributable to non‑controlling interest	(2.7)	(3.1)	0.4	(12.9)%
Net income attributable to SCC	$813.2	$784.7	$28.5	$3.6%

NET SALES

Net sales in the first quarter of 2023 were 1.1% higher than in the same period of 2022. This increase was driven by growth in sales volumes of copper (+10.0%), silver (+15.5%) and zinc (+6.4%) and by an uptick in molybdenum (+68.7%) prices. This effect was offset by lower sales volumes of molybdenum (-7.9%) as well as by a decrease in prices of copper (-10.6% - LME), silver (-6.3%) and zinc (-16.5%).

	Three Months Ended March 31,
	2023	2022	% Change
Copper price ($per pound—LME)	$4.05	$4.53	(10.6)%
Copper price ($per pound—COMEX)	$4.09	$4.54	(9.9)%
Molybdenum price ($per pound)(1)	$32.04	$18.99	68.7%
Zinc price ($per pound—LME)	$1.42	$1.70	(16.5)%
Silver price ($per ounce—COMEX)	$22.53	$24.05	(6.3)%
(1)	Platts Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
Sales as a percentage of total net sales	2023	2022
Copper	76.9%	78.0%
Molybdenum	10.8%	10.0%
Silver	4.1%	3.8%
Zinc	3.3%	3.6%
Other by‑products	4.9%	4.6%
Total	100.0%	100.0%

The table below provides our copper sales by type of product for three ended March 31, 2023 and 2022. The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

	Three Months Ended March 31,
Copper Sales (million pounds)	2023	2022	Variance	% Change
Refined (including SX‑EW)	281.1	252.1	29.0	11.5%
Rod	90.2	112.1	(21.9)	(19.5)%
Concentrates and other	133.0	94.2	38.8	41.2%
Total	504.3	458.4	45.9	10.0%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
Copper Sales by product type	2023	2022
Refined (including SX‑EW)	55.7%	55.0%
Rod	17.9%	24.5%
Concentrates and other	26.4%	20.5%
Total	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended March 31,
	2023	2022
Power	14.6%	17.4%
Labor	11.1%	11.5%
Fuel	15.5%	16.2%
Maintenance	21.1%	19.5%
Operating material	20.6%	20.2%
Other	17.1%	15.2%
Total	100.0%	100.0%

First quarter: Operating costs and expenses were $1,440.2 million in the first quarter of 2023 compared to $1,293.7 million in the same period of 2022. The increase of $146.5 million was primarily due to:

Operating cost and expenses for the first quarter of 2022		$1,293.7
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to inventory changes (+113.8), , higher repair material (+40.7), explosives and reactive (+24.2), fuel costs (+18.9), sales expenses (+16.7), labor costs and mining royalties (+13.5) and others (+18.3); partially offset by foreign currency effect (-48.4), higher capitalization of leachable material (-17.5), workers participation (-15.0).	165.2
•	Increase in depreciation, amortization and depletion.	7.1
•	Increase in exploration expenses.	2.8
•	Increase in selling, general and administrative expenses.	0.1
Less:
•	Decrease in cost of metals purchased from third parties.	(28.7)
Operating cost and expenses for the first quarter of 2023		$1,440.2

NON-OPERATING INCOME (EXPENSES)

Non-operating income (expense) represented a net expense of $50.9 million in the three months that ended on March 31, 2023, compared to a net expense of $71.4 million in the three months ended March 31, 2022.

First quarter: The $20.5 million decrease in the expense level was principally due to:

●	$1.2 million decrease in other expense, net,
●	$16.7 million increase in interest income, partially offset by
●	$4.3 million increase in interest expense, and
●	$0.7 million increase in capitalized interest.

INCOME TAXES

	Three Months Ended
	March 31,
	2023	2022
Provision for income taxes ($ in millions)	$480.5	$612.1
Effective income tax rate	36.9%	43.8%

In addition to the income taxes of Peru, Mexico and the United States, the provision for income taxes also includes the mining royalties from Peru and Mexico and the Peruvian special mining tax.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Copper Sales (million pounds)	2023	2022	Variance	% Change
Peruvian operations	187.8	187.1	0.7	0.4%
Mexican open‑pit	315.9	270.2	45.7	16.9%
Mexican IMMSA unit	5.3	5.6	(0.3)	(5.4)%
Other and intersegment elimination	(4.7)	(4.5)	(0.2)	4.4%
Total copper sales	504.3	458.4	45.9	10.0%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
By‑product Sales (million pounds, except silver—million ounces)	2023	2022	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	5.4	7.0	(1.6)	(22.9)%
Silver	1.1	1.0	0.1	10.0%
Mexican open‑pit operations:
Molybdenum contained in concentrate	8.9	8.5	0.4	4.7%
Silver	2.9	2.6	0.3	11.5%
IMMSA unit
Zinc‑refined and in concentrate	58.4	54.9	3.5	6.4%
Silver	1.9	1.6	0.3	18.8%
Other and intersegment elimination
Silver	(0.8)	(0.8)	—	—%
Total by‑product sales
Molybdenum contained in concentrate	14.3	15.5	(1.2)	(7.9)%
Zinc‑refined and in concentrate	58.4	54.9	3.5	6.4%
Silver	5.1	4.4	0.7	15.5%

Peruvian Operations:

	Three Months Ended March 31,
	2023	2022	Variance	% Change
Net sales	$1,025.7	$1,094.8	$(69.1)	(6.3)%
Operating costs and expenses	(576.5)	(562.0)	(14.5)	2.6%
Operating income	$449.2	$532.8	$(83.6)	(15.7)%

Net sales in the first quarter of 2023 decreased mainly driven by a drop in prices for copper (-10.6% - LME) and silver (-6.3%) and by a decrease in the sales volumes of molybdenum (-22.9%). The drop in molybdenum sales was primarily driven by a reduction in production due to lower grades. This effect was almost completely offset by the increase in the sales volumes of copper (+0.4%) and silver (+10.0%) and by an uptick in the price of molybdenum (+68.7%).

Operating costs and expenses in the first quarter of 2023 increased by $14.5 million to $576.5 million compared to $562.0 million in the same period of 2022. This was primarily due to:

Operating costs and expenses for the first quarter of 2022		$562.0
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to increases in reparing materials (+24.2), sales expenses (+12.2), fuel costs (+7.4), explosives (+6.3), energy (+6.2), workers participation, labor costs and mining royalties (+9.0), and others (+11.6); this was partially offset by a decrease in the foreign currency effect (-36.8), inventories change (-11.2), higher capitalization of leachable material (-4.1).	24.8
•	Increase in depreciation, amortization and depletion expense.	4.0
•	Increase in selling, general and administrative expenses.	0.5
Less:
•	Decrease in cost of metals purchased from third parties.	(12.6)
•	Decrease exploration expenses.	(2.2)
Operating costs and expenses for the first quarter of 2023		$576.5

Mexican Open-pit Operations:

	Three Months Ended March 31,
	2023	2022	Variance	% Change
Net sales	$1,626.9	$1,646.2	$(19.3)	(1.2)%
Operating costs and expenses	(711.1)	(662.4)	(48.7)	7.4%
Operating income	$915.8	$983.8	$(68.0)	(6.9)%

Net sales in the first quarter of 2023 decreased $19.3 million principally due to a decrease in metal prices for copper (-10.6% - LME) and silver (-6.3%). This effect was almost completely offset by higher sales volumes of copper (+16.9%), molybdenum (+4.7%) and silver (+11.5%) and by an uptick in the price of molybdenum (+68.7%).

Operating costs and expenses in the first quarter of 2023 increased by $48.7 million to $711.1 million versus $662.4 million in the same period of 2022, primarily due to:

Operating costs and expenses for the first quarter of 2022		$662.4
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to increases in inventory change (+41.7), repairing materials (+14.4), fuel costs (+10.9), reactives (+8.5), explosives (+6.2), labor costs (+5.9), freight (+4.7), sales expenses (+3.4) and others (+24.0); this was partially offset by a decrease in the foreign currency effect (-22.7), workers participation (-14.0), higher capitalization of leachable material (-13.4), energy (-10.8).	58.8
•	Increase in cost of metals purchased from third parties.	11.2
•	Increase in exploration expenses.	0.8
•	Increase in selling, general and administrative expenses.	0.4
Less:
•	Decrease in depreciation, amortization and depletion expense.	(22.5)
Operating costs and expenses for the first quarter of 2023		$711.1

Mexican Underground Operations (IMMSA):

	Three Months Ended March 31,
	2023	2022	Variance	% Change
Net sales	$179.5	$177.5	$2.0	1.1%
Operating costs and expenses	(178.1)	(146.5)	(31.6)	21.6%
Operating income	$1.4	$31.0	$(29.6)	(95.5)%

Net sales in the first quarter of 2023 increased $2.0 million primarily due to growth in the sales volumes of zinc (+6.4%) and silver (18.8%). This effect was slightly offset by a decrease in sales volumes of copper (-5.4%) and by a drop in metal prices for zinc (-6.3%), copper (-10.6% - LME) and silver (-6.3%).

Operating costs and expenses in the first quarter of 2023 increased by $31.6 million and reached $178.1 million, versus $146.5 million in the same period of 2022. This was primarily due to:

Operating costs and expenses for the first quarter of 2022		$146.5
Plus:
•	Increase in cost of sales (exclusive of depreciation, amortization and depletion) mainly due to inventories change (+37.7), operations contractors (+5.9), foreign currency effect (+4.9), labor costs (+4.2) and others (+7.3); this was partially offset by a decrease in workers participation (-6.5).	53.5
•	Increase in depreciation, amortization and depletion expense.	6.2
•	Increase in exploration expenses.	1.1
•	Increase in selling, general and administrative expenses.	0.6
Less:
•	Decrease in cost of metals purchased from third parties.	(29.8)
Operating costs and expenses for the first quarter of 2023		$178.1

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the first three months of 2023 and 2022 (in millions):

	2023	2022	Variance
Net cash provided by operating activities	$1,185.2	$820.7	$364.5
Net cash used in investing activities	$(170.4)	$(124.9)	$(45.5)
Net cash used in financing activities	$(774.7)	$(774.8)	$0.1

Net cash provided by operating activities:

The change in net cash from operating activities for the first three months of 2023 and 2022 include, in millions, the following significant items:

	2023	2022	Variance	% Change
Net income	$815.9	$787.8	$28.1	3.6%
Depreciation, amortization and depletion	203.7	196.6	7.1	3.6%
(Benefit) provision for deferred income taxes	(18.4)	43.7	(62.1)	(142.1)%
Loss on foreign currency transaction effect	6.5	55.7	(49.2)	(88.3)%
Other adjustments to net income	13.9	8.3	5.6	67.5%
Operating assets and liabilities	163.6	(271.4)	435.0	(160.3)%
Net cash provided by operating activities	$1,185.2	$820.7	$364.5	44.4%

Three months ended March 31, 2023: Net income was $815.9 million, which represented approximately 69% of the net operating cash flow. The operating cash flow increased by $163.6 million due to the following variances in operating assets and liabilities:

●	$131.5 million decrease in trade accounts receivable, primarily driven by a negative impact of the accounting adjustment for a price variation on sales made and not yet collected, which was primarily associated with our molybdenum sales.
●	$29.6 million net decrease in inventory; principally at our Mexican operations.
●	$12.7 million increase in accounts payable and accrued liabilities, net.
●	$(10.2) million increase in other operating assets and liabilities, net.

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

Net cash used in investing activities:

Three months ended March 31, 2023: Net cash used in investing activities included $279.5 million for capital investments. The capital investments included:

●	$148.3 million of investments at our Mexican operations:
●	$19.4 million for the Buenavista-Zinc project,
●	$2.3 million for the Pilares project,
●	$14.1 million for the MexArco unit,
●	$28.8 million at our IMMSA unit,
●	$13.7 million for the tailing deposits of new concentrator
●	$11.4 million for Bella Union mine,
●	$55.9 million for various replacement and maintenance capital expenditures, and
●	$2.7 million increase in capital expenditures incurred but not yet paid.

●	$89.8 million of investments at our Peruvian operations:
●	$18.5 million for the HPGR optimization at Cuajone,
●	$5.5 million for the Quebrada Honda dam expansion,
●	$2.6 million for the Quebrada Honda filter plant,
●	$0.9 million for the relocation of facilities at Toquepala,
●	$0.1 million for projects at the Ilo facilities,
●	$51.9 million for various other replacement and maintenance capital expenditures, and
●	$10.3 million decrease in capital expenditures incurred but not yet paid.

Investment activities in the first three months of 2023 included $67.7 million of net proceeds from short-term investments.

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

Dividends:

On April 20, 2023, the Board of Directors authorized a dividend of $1.00 per share payable on May 23, 2023 to shareholders of record at the close of business on May 9, 2023.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the first quarter of 2023. Please see item 7 in Part II of our 2022 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 38) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
		$ per		$ per
	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$1,194.2	$2.53	$1,057.7	$2.31
Add:
Selling, general and administrative	30.4	0.06	30.3	0.06
Sales premiums, net of treatment and refining charges	(7.4)	(0.02)	(6.1)	(0.01)
Less:
Workers’ participation	(72.8)	(0.15)	(87.8)	(0.19)
Cost of metals purchased from third parties	(62.3)	(0.13)	(91.0)	(0.20)
Royalty charge and other, net	(45.3)	(0.10)	(112.6)	(0.24)
Inventory change	(49.1)	(0.10)	47.2	0.10
Operating Cash Cost before by‑product revenues	$987.7	$2.09	$837.7	$1.83
Add:
By‑product revenues(1)	(620.6)	(1.31)	(576.4)	(1.26)
Net revenue on sale of metal purchased from third parties	(10.0)	(0.02)	(7.1)	(0.02)
Add:
Total by‑product revenues	(630.6)	(1.33)	(583.5)	(1.28)
Operating Cash Cost net of by‑product revenues	$357.1	$0.76	$254.2	$0.55
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
		$ per		$ per
	$ millions	pound	$ millions	pound
Molybdenum	$(301.7)	$(0.64)	$(275.8)	$(0.60)
Silver	(112.2)	(0.24)	(108.7)	(0.24)
Zinc	(70.4)	(0.15)	(63.6)	(0.14)
Sulfuric Acid	(89.5)	(0.19)	(99.6)	(0.22)
Gold and others	(46.8)	(0.09)	(28.7)	(0.06)
Total	$(620.6)	$(1.31)	$(576.4)	$(1.26)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended March 31, 2023.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Given that our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Peru:
Peruvian inflation rate	1.8%	1.8%
Initial exchange rate	3.820	3.998
Closing exchange rate	3.765	3.701
Appreciation/(devaluation)	1.4%	7.4%
Mexico:
Mexican inflation rate	1.5%	2.4%
Initial exchange rate	19.362	20.584
Closing exchange rate	18.105	19.994
Appreciation/(devaluation)	6.5%	2.9%

Change in monetary position:

Assuming an exchange rate variance of 10% at March 31, 2023, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$14.6
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(17.8)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(11.7)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$14.3

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended March 31, 2023.

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

Cash Flow Hedges of Natural Gas

Our objective in using natural gas derivatives is to protect the stability of natural gas costs and manage exposure to natural gas price increases. To protect natural gas costs from estimated price increases in 2021, we acquired two derivative instruments that began in November 2021 and ended in March 2022.

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

As of March 31, 2023, we held no derivative instruments.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2023, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2023, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of March 31, 2023, the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month periods ended March 31, 2023, and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of earnings, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 2, 2023

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

The Company's operations and financial results are subject to various risks and uncertainties, including those described in “Risk Factors” included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023. The following supplements and updates the risk factor previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Mexican economic and political conditions, as well as drug related violence, may have an adverse impact on our business

On April 29 2023, Mexican Senate approved a fast-track bill that would impact the mining industry. The main aspects that will be affected by the legislation are changes in mining concession period from 50 to 30 years; new restrictions and conditions for water use; provide of guarantees for closure and remediation of operations, 5% contribution of net earnings to indigenous communities for new projects and finally significant changes to exploration activities.

Down the line, the aforementioned changes could trigger amendment, additions and repeals of provisions of a number of laws, including the Mining Law, the National Water Law, the General Law for Ecological Balance and Environmental Protection and the General Law for the Prevention and Management of Mine Waste.

Although the Company believes that there would be no material impact on the Company's operations or financial condition, we cannot assure you that future developments in these laws will not affect our current business as well as our organic growth portfolio.

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

The NYSE closing price of SCC common shares as of March 31, 2023 was $76.25 and the maximum number of shares that the Company could purchase at that price was 1.1 million. As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of March 31, 2023. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

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

Exhibit No.	Description of Exhibit
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
23.2

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 28, 2023 and incorporated herein by reference).

23.3

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 28, 2023 and incorporated herein by reference).

23.4

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 28, 2023 and incorporated herein by reference).

23.5

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Los Chancas Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 28, 2023 and incorporated herein by reference).

23.6

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Michiquillay Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 28, 2023 and incorporated herein by reference).

23.7

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 28, 2023 and incorporated herein by reference).

23.8

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the La Caridad Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 28, 2023 and incorporated herein by reference).

Exhibit No.	Description of Exhibit
23.9

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Pilares Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 28, 2023 and incorporated herein by reference).

23.10

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 28, 2023 and incorporated herein by reference).

23.11

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 28, 2023 and incorporated herein by reference).

23.12

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Charcas Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 28, 2023 and incorporated herein by reference).

23.13

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Santa Barbara Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 28, 2023 and incorporated herein by reference).

23.14

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the San Martin Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 28, 2023 and incorporated herein by reference).

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
96.1

Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 28, 2023 and incorporated herein by reference).

96.2

Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 28, 2023 and incorporated herein by reference).

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
96.6

Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre. (Filed as an Exhibit to the Company’s Current Report on Form 10-K/A filed on February 28, 2023 and incorporated herein by reference).

96.7

Technical Report Summary of Mineral Reserves and Mineral Resources for the La Caridad Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K/A filed on February 28, 2023 and incorporated herein by reference).

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

96.11

Technical Report Summary of Mineral Resources for the Charcas Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K/A filed on February 28, 2023 and incorporated herein by reference).

96.12

Technical Report Summary of Mineral Resources for the Santa Barbara Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K/A filed on February 28, 2023 and incorporated herein by reference).

96.13

Technical Report Summary of Mineral Resources for the San Martin Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K/A filed on February 28, 2023 and incorporated herein by reference).

101.INS

XBRL Instance Document (submitted electronically with this report). The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically with this report).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (submitted electronically with this report).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this report).

101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically with this report).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (submitted electronically with this report).

104	Cover page Interactive Data File (formatted in Inline Extensible Business Reporting Language (“iXBRL”)).

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2023 and 2022; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iii) the Condensed Consolidated Balance Sheet at March 31, 20232 and December 31, 2022; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2023 and 2022; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

May 2, 2023

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

May 2, 2023