Form 10-Q
period 2023-06-30
SOUTHERN COPPER CORP/
filed 2023-08-01
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

As of July 31, 2023 there were outstanding 773,108,069 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions, except for per share amounts)
Net sales (including sales to related parties, see note 5)	$2,300.7	$2,306.9	$5,094.6	$5,070.7
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	1,147.7	1,246.7	2,341.9	2,304.4
Selling, general and administrative	31.0	30.9	61.4	61.2
Depreciation, amortization and depletion	209.2	209.0	412.9	405.6
Exploration	12.1	11.8	24.0	20.9
Total operating costs and expenses	1,400.0	1,498.4	2,840.2	2,792.1

Operating income	900.7	808.5	2,254.4	2,278.6

Interest expense	(94.0)	(96.6)	(188.2)	(195.1)
Capitalized interest	12.4	11.4	23.9	22.1
Other income	5.6	3.9	16.1	15.7
Interest income	23.2	4.3	44.5	8.9
Income before income taxes	847.9	731.5	2,150.7	2,130.2
Income taxes (including royalty taxes, see Note 4)	294.5	296.4	774.9	908.5
Net income before equity earnings of affiliate	553.4	435.1	1,375.8	1,221.7
Equity (loss) earnings of affiliate, net of income tax	(3.8)	(0.9)	(10.2)	0.4
Net income	549.6	434.2	1,365.6	1,222.1
Less: Net income attributable to the non-controlling interest	2.1	1.9	4.9	5.0
Net income attributable to SCC	$547.5	$432.3	$1,360.7	$1,217.1
Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$0.71	$0.56	$1.76	$1.57

Weighted average shares outstanding-basic and diluted	773.1	773.1	773.1	773.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
COMPREHENSIVE INCOME:
Net income and comprehensive income	$549.6	$434.2	$1,365.6	$1,222.1
Other comprehensive income (loss) net of tax:
- Unrealized (loss) on derivative instruments classified as cash flow hedge (net of income tax of $0.2 million in 2022)	—	—	—	(0.6)
Total other comprehensive income (loss)	—	—	—	(0.6)
Total comprehensive income	549.6	434.2	1,365.6	1,221.5
Comprehensive income attributable to the non-controlling interest	2.1	1.9	4.9	5.0
Comprehensive income attributable to SCC	$547.5	$432.3	$1,360.7	$1,216.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,199.0	$2,069.7
Short-term investments	0.3	208.3
Accounts receivable trade	1,067.9	1,394.1
Accounts receivable other (including related parties 2023- $21.4 and 2022 - $33.3)	89.4	79.7
Inventories	985.3	1,013.9
Prepaid taxes	386.2	377.6
Other current assets	41.5	44.4
Total current assets	4,769.6	5,187.7

Property and mine development, net	9,688.1	9,596.6
Ore stockpiles on leach pads	1,077.4	1,064.3
Intangible assets, net	132.4	134.7
Right-of-use assets	813.6	851.4
Deferred income tax	235.7	237.3
Equity method investment	100.2	110.8
Other non-current assets	122.5	94.6
Total assets	$16,939.5	$17,277.4

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2023- $129.7 and 2022- $120.2)	610.1	657.6
Accrued income taxes	85.0	138.1
Accrued workers’ participation	140.2	236.3
Accrued interest	97.1	97.1
Lease liabilities current	74.9	77.3
Other accrued liabilities	53.3	29.3
Total current liabilities	1,060.6	1,235.7

Long-term debt	6,252.9	6,251.2
Lease liabilities	738.7	774.1
Deferred income taxes	191.1	161.2
Non-current taxes payable	52.0	40.6
Other liabilities and reserves	83.7	82.4
Asset retirement obligation	597.9	585.3
Total non-current liabilities	7,916.3	7,894.8

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY (NOTE 11)
Common stock par value $0.01; shares authorized, 2023 and 2022–2,000; shares issued, 2023 and 2022–884.6	8.8	8.8
Additional paid-in capital	3,514.8	3,489.7
Retained earnings	7,516.8	7,702.3
Accumulated other comprehensive income	(9.0)	(9.0)
Treasury stock, at cost, common shares	(3,131.8)	(3,107.6)
Total Southern Copper Corporation stockholders’ equity	7,899.6	8,084.2
Non-controlling interest	63.0	62.7
Total equity	7,962.6	8,146.9
Total liabilities and equity	$16,939.5	$17,277.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
OPERATING ACTIVITIES
Net income	$549.6	$434.2	$1,365.6	$1,222.1
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	209.2	209.0	412.9	405.6
Equity earnings of affiliate, net of dividends received	4.2	0.9	10.6	(0.4)
Loss (gain) on foreign currency transaction effect	4.6	(3.9)	11.1	51.8
Provision (benefit) for deferred income taxes	24.7	(11.8)	6.3	31.9
Other, net	7.0	7.8	14.5	17.4
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	194.7	121.2	326.2	294.1
(Increase) decrease in inventories	(14.0)	(47.3)	15.6	(88.8)
(Decrease) in accounts payable and accrued liabilities	(185.5)	(218.7)	(172.8)	(743.7)
Decrease (increase) in other operating assets and liabilities	2.6	(181.5)	(7.7)	(59.4)
Net cash provided by operating activities	797.1	309.9	1,982.3	1,130.6
INVESTING ACTIVITIES
Capital expenditures	(252.5)	(224.6)	(490.6)	(429.7)
Proceeds from sale of short-term investments, net	140.3	163.9	208.0	244.2
Other	0.1	0.1	0.1	—
Net cash used in investing activities	(112.1)	(60.6)	(282.5)	(185.5)
FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(773.1)	(966.4)	(1,546.2)	(1,739.5)
Other, net	(2.7)	(2.0)	(4.3)	(3.7)
Net cash used in financing activities	(775.8)	(968.4)	(1,550.5)	(1,743.2)
Effect of exchange rate changes on cash and cash equivalents	(10.0)	(15.0)	(20.0)	(90.8)
(Decrease) increase in cash and cash equivalents	(100.8)	(734.1)	129.3	(888.9)
Cash and cash equivalents, at beginning of period	2,299.8	2,847.2	2,069.7	3,002.0
Cash and cash equivalents, at end of period	$2,199.0	$2,113.1	$2,199.0	$2,113.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2023	2022	2023	2022

	(in millions)
TOTAL EQUITY, beginning of period	$8,188.4	$8,220.6	$8,146.9	$8,207.8
STOCKHOLDERS’ EQUITY, beginning of period	8,124.8	8,160.7	8,084.2	8,149.2
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	3,497.7	3,468.3	3,489.7	3,454.1
Other activity of the period	17.1	4.4	25.1	18.6
Balance at end of period	3,514.8	3,472.7	3,514.8	3,472.7
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the period	(2,766.8)	(2,767.1)	(2,766.9)	(2,767.2)
Used for corporate purposes	—	—	0.1	0.1
Balance at end of period	(2,766.8)	(2,767.1)	(2,766.8)	(2,767.1)
Parent Company common shares
Balance at beginning of period	(348.3)	(320.6)	(340.7)	(306.8)
Other activity, including dividend, interest and foreign currency transaction effect	(16.7)	(3.8)	(24.3)	(17.6)
Balance at end of period	(365.0)	(324.4)	(365.0)	(324.4)
Treasury stock balance at end of period	(3,131.8)	(3,091.5)	(3,131.8)	(3,091.5)
RETAINED EARNINGS:
Balance at beginning of period	7,742.4	7,781.3	7,702.3	7,769.7
Net earnings	547.5	432.3	1,360.7	1,217.1
Dividends declared and paid, common stock, per share, 2023- '$2.00, 2022– '$2.25	(773.1)	(966.4)	(1,546.2)	(1,739.5)
Balance at end of period	7,516.8	7,247.3	7,516.8	7,247.3
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of the period	(9.0)	(10.0)	(9.0)	(9.4)
Other comprehensive income (loss)	—	(0.0)	—	(0.6)
Balance at end of the period	(9.0)	(10.0)	(9.0)	(10.0)
STOCKHOLDERS’ EQUITY, end of period	7,899.6	7,627.3	7,899.6	7,627.3
NON-CONTROLLING INTEREST, beginning of period	63.6	59.9	62.7	58.6
Net earnings	2.1	1.9	4.9	5.0
Distributions paid	(2.7)	(2.0)	(4.6)	(3.8)
Other activity	—	—	—	—
NON-CONTROLLING INTEREST, end of period	63.0	59.8	63.0	59.8
TOTAL EQUITY, end of period	$7,962.6	$7,687.0	$7,962.6	$7,687.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of June 30, 2023, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of June 30, 2023 and the results of operations, comprehensive income, cash flows and changes in equity for the three and six months ended June 30, 2023 and 2022. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. The December 31, 2022 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2022 and notes included in the Company’s 2022 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows (in millions):

	At June 30,	At December 31,
	2023	2022
Trading securities	$—	$208.0
Weighted average interest rate	—%	4.5%

Available-for-sale	$0.3	$0.3
Weighted average interest rate	0.8%	0.8%
Total	$0.3	$208.3

Trading securities consisted of bonds issued by public companies and were publicly traded. Each financial instrument was independent of the others. The Company had the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and as of June 30, 2023, and December 31, 2022, included asset and mortgage backed obligations. As of June 30, 2023 and December 31, 2022, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Six months ended
	June 30,				June 30,
	2023		2022		2023		2022
Trading:
Interest earned		$3.5		$1.1		$6.9		$1.4
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)	$	(*)	$	(*)

Available-for-sale:
Interest earned	$	(*)	$	(*)	$	(*)	$	(*)
Investment redeemed		$—		$0.1		$—		$0.1

(*) Less than $0.1 million.

NOTE 3 — INVENTORIES:

Inventories were as follows:

	At June 30,	At December 31,
(in millions)	2023	2022
Inventory, current:
Metals at average cost:
Finished goods	$55.6	$78.5
Work-in-process	303.9	330.5
Ore stockpiles on leach pads	252.3	259.7
Supplies at average cost	373.5	345.2
Total current inventory	$985.3	$1,013.9
Inventory, long-term:
Ore stockpiles on leach pads	$1,077.4	$1,064.3

During the six months ended June 30, 2023 and 2022, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $147.0 million and $129.2 million, respectively. Leaching inventories recognized in cost of sales amounted to $141.4 million and $144.1 million for the six months ended June 30, 2023 and 2022 respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the first six months of 2023 and 2022 consisted of (in millions):

	2023	2022
Statutory income tax provision	$649.2	$752.9
Peruvian royalty	18.7	26.5
Mexican royalty	72.3	87.4
Peruvian special mining tax	34.7	41.7
Total income tax provision	$774.9	$908.5

Effective income tax rate	36.0%	42.6%

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

Peruvian royalty and special mining tax: The Company has accrued $53.4 million and $68.2 million of royalty charge and special mining tax as part of the income tax provision for the first six months of 2023 and 2022, respectively.

Mexican mining royalty: The Company has accrued $72.3 million and $87.4 million of royalty taxes as part of the income tax provision for the first six months of 2023 and 2022, respectively.

Accounting for uncertainty in income taxes: In the first six months of 2023, the Company recorded a receivable, current liability and non-current liability for the Peruvian jurisdiction that increased the tax expense by approximately $13.4 million. The Company’s current assets and current liability for uncertain tax positions constitute a net liability of $26.8 million and represent anticipated cash refunds or payments within 12 months. In the first six months of 2023, the Mexican jurisdiction recorded a non-current liability that increased the tax expense by approximately $13.8 million.

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

Receivable and payable balances with related parties are shown below (in millions):

	At June 30,	At December 31,
	2023	2022
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$7.6	$9.2
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	(*)	(*)
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	—	0.3
Ferrocarril Mexicano, S.A. de C.V.	(*)	(*)
Mexico Generadora de Energia S. de R.L. ("MGE")	12.7	23.4
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.3	0.2
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	—	0.1
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.7	—
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
	$21.4	$33.3

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO	$8.0	$5.0
Asarco LLC	29.0	23.8
Eolica El Retiro, S.A.P.I. de C.V.	1.2	0.4
Ferrocarril Mexicano, S.A. de C.V.	6.5	5.6
Grupo Mexico Servicios	16.8	20.2
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	2.1	1.2
MGE	46.7	57.5
Mexico Compania Constructora S.A de C.V.	18.8	5.9
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.2	0.3
Mextransport	0.3	0.1
Operadora de Cinemas, S.A. de C.V.	0.1	0.2
	$129.7	$120.2

(*) Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the first six months of 2023 and 2022 (in millions):

	2023	2022
Purchase activity
Asarco LLC	$29.5	$22.9
Eolica El Retiro, S.A.P.I. de C.V.	1.5	2.1
Ferrocarril Mexicano, S.A. de C.V.	28.9	17.0
Controladora de Infraestructura Energetica S.A. de C.V.	—	0.8
Grupo Mexico Servicios	10.1	10.0
AMMINCO	5.0	4.5
MGE	116.4	156.5
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	32.0	23.7
Total purchases	$223.4	$237.5
Sales activity
Asarco LLC	$17.3	$20.3
AMMINCO	(*)	—
MGE	28.3	79.1
Total sales	$45.6	$99.4

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

In the first six months of 2023, the Company donated $2.0 million to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations. In the same period of 2022, the Company did not make donations to this organization.

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

The Company’s Mexican operations purchased copper cathodes and starter sheets from Asarco LLC and also paid fees as reimbursement of freight fees. Additionally, the Company´s Mexican operations purchased power from MGE. Both companies are subsidiaries of Grupo Mexico.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying approximately 4% of its power output to third-party energy users, compared to 0.7% as of June 30, 2022.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries

(IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro supplies approximately 18.5% of its power output to IMMSA and Mexcobre, compared to 39.6% as of June 30, 2022.

The Company sold copper starter sheets, lime and sulfuric acid to Asarco LLC. The Company´s Mexican operations received fees for transportation and administrative services that were provided to Asarco and also received fees for natural gas and services provided to MGE, a subsidiary of Grupo Mexico.

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the first six months of 2023 and 2022 (in millions):

	2023	2022
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.3		$0.2
Mextransport	1.3		1.1
Operadora de Cinemas S.A. de C.V.	0.2		0.1
Total purchases	$1.8		$1.4

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$	(*)
Mextransport	1.1		0.9
Operadora de Cinemas S.A. de C.V.	0.1		(*)
Total sales	$1.3		$0.9

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

As of June 30, 2023, the Company did not hold derivative instruments.

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

The weighted average remaining lease term for the Company’s leases is seven years, and the weighted average discount rate for these leases is 3.88%.

The operating lease expense recognized in the first six months of 2023 and 2022 was classified as follows (in millions):

Classification	2023	2022
Cost of sales (exclusive of depreciation, amortization and depletion)	$58.2	$57.6
Selling, general and administrative	0.1	0.1
Exploration	(*)	0.1
Total lease expense	$58.3	$57.8

(*) amount is lower than $0.1 million

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2023	$57.5
2024	107.8
2025	106.3
2026	106.1
2027	105.8
After 2027	523.9
Total lease payments	$1,007.4
Less: interest on lease liabilities	(193.8)
Present value of lease payments	$813.6

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

On July 20, 2021, the Peruvian Government published Law 31347, which requires companies in the production stage to set aside additional guarantees for progressive closure of its operations. The resources that back these guarantees will be returned to the Company when activities cease and the regulatory agency verifies that all closure measures have been satisfactorily completed. Under this Law, companies must include activities for environmental remediation within the closure schedule and assume costs associated with environmental impacts that are identified during audits. As of June 30, 2023, the regulation attached to this Law had yet to be published. The Company is currently evaluating the possible financial impact of the Law but cannot fully estimate the magnitude until the Law’s regulation is published.

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

The following table summarizes the asset retirement obligation activity for the first six months of 2023 and 2022 (in millions):

	2023	2022
Balance as of January 1	$585.3	$562.9
Changes in estimates	—	43.3
Closure payments	(0.3)	(3.6)
Accretion expense	12.9	13.0
Balance as of June 30,	$597.9	$615.6

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

The components of net periodic benefit costs for the first six months of 2023 and 2022 are as follows (in millions):

(in millions)	2023	2022
Service cost	$1.0	$0.9
Interest cost	1.7	1.1
Expected return on plan assets	(2.7)	(1.9)
Amortization of prior service cost / (credit)	—	0.1
Amortization of net loss/(gain)	0.2	0.3
Net periodic benefit cost	$0.2	$0.5

Post-retirement health care plans:

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the first six months of 2023 and 2022 are as follows (in millions):

(in millions)	2023	2022
Interest cost	$1.0	$0.8
Amortization of net loss (gain)	—	0.1
Amortization of prior service cost/ (credit)	—	(*)
Net periodic benefit cost	$1.0	$0.9

NOTE 10 — COMMITMENTS AND CONTINGENCIES:

Environmental matters:

The Company has established comprehensive environmental conservation programs at its mining facilities in Peru and Mexico, which include but are not limited to, water recovery systems to conserve water and minimize the impact on nearby streams, reforestation programs to stabilize the surface of the tailings dams and the implementation of scrubbing technology in the mines to reduce dust emissions.

Environmental capital investments in the first six months of 2023 and 2022 were as follows (in millions):

	2023	2022
Peruvian operations	$3.5	$2.9
Mexican operations	43.9	27.2
	$47.4	$30.1

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defined new AQS for daily sulfur dioxide in the air. As of June 30, 2023, the Company maintains the daily average level of µg/m3 of SO2, below the requirement of the AQS.

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

Climate change: On April 17, 2018, the Peruvian government enacted Law N. 30754, which promotes public and private investments in climate change management and establishes a Climate Change Framework. The law proposes creating an institutional framework to address climate change in Peru and outlines new measures for climate change mitigation, such as provisions to address an increase in carbon capture and use of carbon sinks; afforestation and reforestation practices; land use changes; sustainable systems of transportation, solid waste management, and energy systems. This climate change framework law incorporates obligations from the Paris Agreement. Supreme Decree 013-2019 published on December 31, 2019, enacted statutory regulations, which are applicable to all Peruvian institutions and agencies. It is expected that additional Peruvian regulations will be applicable to non-governmental entities. However, no carbon pricing mechanism is currently applicable to the Company’s operations in Peru.

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

The Company is not aware of the reasons or causes for this partial and temporary closure but will continue working with the environmental authorities to provide certainty that the operation is in strict compliance with environmental regulations. The Company expects the environmental authorities to suspend the partial temporary shutdown once they resolve their concerns. Currently, the Company does not expect any impact on its operations. As of June 30, 2023, the matter is pending resolution.

Climate change: Several taxes are applicable to the Company’s mining operations in Mexico, including federal and state fossil fuel taxes, and the requirements associated with Mexico’s emission trading scheme. These taxes range from $1.2/tCO2 to $20/tCO2, approximately. These regional taxes are applicable in the States of Baja California and Zacatecas, as well as a federal tax linked to the import of fuels. In addition, an emission trading scheme (ETS) is currently available to the Company which is only applicable to two business units, the metallurgic and lime plants in Sonora, which both generate annual GHG emissions levels above the threshold of 100,000 tCO2 per year contemplated by the scheme. These two units are required to report and verify their emissions once a year with average costs of less than $6,000 per unit. Units that emit more than 25,000 tonnes CO2 equivalent per year (all our Mexican units) are required to report their emissions to the National Emissions Registry (RENE) every year and to verify the reported emissions every three years. As a result, the total expenses for ensure annual compliance with climate change regulations in Mexico were not material to the Company.

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

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of June 30, 2023, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. Oral arguments took place on July 19, 2019. On January 7, 2020, the Judge decided to suspend the proceedings until the del Carpio Lazo case is concluded. On March 8, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. As of June 30, 2023, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. In May 2016, the Company was included in the process after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazo case is concluded. On March 11, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. As of June 30, 2023, the case remains pending resolution.

The Gobierno Regional de Arequipa case is currently before the lower court. The Company answered the complaint on September 15, 2020. On February 8, 2021, the Judge decided to suspend the proceeding until the del Carpio Lazo case was concluded. On March 24, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On March 28, 2022, the Judge cancelled the suspension. On May 24, 2022, the parties presented their closing arguments. On March 15, 2023, the Judge dismissed the lawsuit. The plaintiff missed the chance to appeal the ruling, therefore, the Judge declared the case had concluded in favor of SCC’s Peruvian Branch. On April 20, 2023 the plaintiff appealed this ruling.

The Municipalidad Distrital de Dean Valdivia case is currently before the lower court. On August 17, 2022, the Company was formally notified of the lawsuit and answered the complaint on September 2, 2022. As of June 30, 2023, the case is pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization since 1995. Following a motion filed by the Peruvian Branch, the lower court included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. On July 2, 2022, the case was temporarily archived. On May 26, 2023, the Judge ordered termination of the proceeding due to the lack of interest of the plaintiff. On June 2, 2023, the plaintiff appealed the termination of the proceeding. As of June 30, 2023, the case is pending resolution.

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

Mexican operations:

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of June 30, 2023.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking monetary compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. As of June 30, 2023, three lawsuits are still pending: two were filed by Acciones Colectivas de Sinaloa, A.C. and one by Defensa Colectiva, A.C., seeking precautionary measures in the construction of facilities to monitoring public health services and prohibiting the closure of the Rio Sonora Trust.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela

Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. In the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages. These lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria Peña Molina, et al; these actions were dismissed by the court, because they have expired. As of June 30, 2023, forty-five cases remain pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard to the spill in August 2014. The plaintiffs in these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. With regard to the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures. This public meeting will have no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, it has informed the corresponding Judge of its compliance with the resolution, in which BVC was required to implement additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, with six months granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions imposed. The foregoing does not impact BVC’s operations. Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of June 30, 2023, the remaining cases were still pending resolution.

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

Labor matters:

Peruvian operations: 69.4% of the Company's 4,490 Peruvian employees were unionized as of June 30, 2023. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

During 2021, the Company held talks with the six unions to sign collective agreements prior to their effective dates. As a result, between the duration of the agreement, a long-term agreement bonus of S/10,000 (approximately $2,753) was granted in June and December 2021, the Company signed collective agreements with the six unions with durations between three to six years. All of them granted annual salary increases of 5%. Additionally, each agreement granted, among other things, a signing bonus of between S/45,000 (approximately $12,386) and S/90,000 (approximately $24,773), depending on the union that signed a six-year extension of the collective bargaining agreement. All these concepts were recorded as labor expense. In 2022, these collective agreements were executed and the Company does not have any collective agreement pending to be negotiated with the unions.

In December 2022, the Company reached a settlement with one of the unions regarding compliance with an 2018-2019 Arbitration Award. As part of this settlement, the Company made a one-time payment to each union member of S/4,000 (approximately $1,101) as a compensation bonus and also paid a signing bonus of S/1,000 (approximately $275).

In the first quarter of 2023, the Company began applying the terms of the agreement entered into with the six unions pursuant to Law 31632, which stipulates new conditions for compensation of leaves granted during COVID-19. Within the current framework of labor regulations and the agreements with all six unions, this compensation has been adapted to align with current working hours of the mining sector. These conditions will be in effect until December 1, 2023.

In June 2023, the Company held two meetings with the unions to discuss different issues of collective interest. In these meetings, the unions expressed concerns regarding the current economic situation, including the rise in the cost of living in Perú, as well as issues related to the provision of services granted by the Company. In this regard, the Company has been complying with all its obligations under the collective labor agreements and guarantees it will continue to maintain on-going communication with the unions to ensure harmony.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement in their labor environment, as workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martin mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martin mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice. Such challenges were dismissed by the Supreme Court. Consequently, on September 6, 2021, the Federal Mediation and Arbitration Board issued a new resolution determining that, based on the documents submitted by the National Federation of Independent Unions and given the status of the strike until 2018, it was not possible to create a registry of workers holding a right to vote. Therefore, in case of a strike, any collective bargaining proceedings shall remain suspended. On June 9, 2023, the Federal Mediation and Arbitration Board, in a ruling that completely veered from its previous stance, did not recognize the common representatives of the coalition workers and consequently, ruled that the agreement which said representatives had made with the Company to lift the strike in 2018 lacked validity. Notwithstanding, on June 14, 2023, the Federal Mediation and Arbitration Board, on the occasion of the arbitration proceeding initiated at IMMSA's request, handed down a ruling that terminated the strike and ordered workers to resume activities within 15 days. The Mining Union filed a protective action (Amparo) against this resolution, which is pending resolution.

Additionally, the Mining Union has filed a complaint before the Government of the United States of America under the rules of the Rapid Response Mechanism contained in the T-MEC, alleging denial of free association rights.

The Company´s operations at the San Martin unit continue to evolve normally and the conflict is expected to be resolved in accordance with the legal framework set by labor authorities; any actions taken will respect the will of the workers.

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of June 30, 2023, the case was pending resolution without further developments.

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

As per the purchase agreement, the Company paid $12.5 million at the signing of the contract and $12.5 million in June 2021. The remaining balance of $375.0 million will be paid if the Company decides to develop the project. Therefore, it is not a present obligation. In June 2022, the Company notified the Peruvian authorities of the end of the suspension period and the start of the preoperational period that lasts 12 years and it can be extended for three more years. The start of the preoperational period does not imply a payment obligation. The Company must support an investment of $20 million in the next five years which includes exploration activities as well as the development of social programs.

In 2021, the Company signed social agreements with the Michiquillay and La Encañada communities. In addition, in October 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed environmental impact study for the project. In the last quarter of 2022, the Company informed MINEM that exploration activities had begun and that it initiated an in-depth assessment of existing mineral resources. In 2023, in accordance with the social agreements with the Michiquillay and La Encañada communities, the Company has hired unskilled labor and is paying for the use of surface land. The Company is supporting social programs in both communities. Additionally, the Company continues exploration activities on this project and currently has installed 10 exploration platforms.

Social agreements with the Michiquillay and La Encañada communities represent an opportunity to improve quality of life for their residents through the Company´s strong social programs, backed by a solid framework for technical work at the project level. The main commitments signed by the Company regarding the social agreements are related to providing support for agricultural and livestock activities, financial support for local initiatives, and social programs in favor of education, water management, waste disposal, and healthcare for vulnerable groups.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $122.5 million). In relation to this commitment, the Company has completed the construction of a school with an investment of S/18.8 million (approximately $5.2 million), infrastructure projects with an investment of S/10.7 million (approximately $2.9 million) and three irrigation systems with an investment of S/4.1 million (approximately $1.1 million). Additionally, the Company has co-financed the construction of the Cularjahuira dam for S/15.6 million (approximately $4.3 million) and is preparing the engineering study for the Callazas dam for S/2.6 million (approximately $0.7 million). The Company is also building a drinking water project for S/9.6 million (approximately $2.6 million).

As the Toquepala expansion project was completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $32.2 million in its condensed consolidated financial statements as of June 30, 2023.

In addition, the Company has committed S/97.7 million (approximately $26.9 million) for the construction of a high-achievement school in the Tacna region under the “Social Investment for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs and to determine the ways that the Company can contribute to sustainable development in the region. Although the development roundtable is not currently meeting, it was previously discussing the creation of a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $275.3 million). While final funding is not yet settled, the Company has committed to contribute S/108.4 million (approximately $29.8 million) as an advance, which was utilized to fund an educational project. In addition, there is a commitment to finance the construction of a residual water treatment plant in Ilo for S/105.5 million (approximately $29.0 million). The Company has also completed the construction of three schools in Moquegua with an investment of S/18.2 million (approximately $5.0 million) and tracks and sidewalks in Pacocha with an investment of S/6.4 million (approximately $1.8 million).

In addition, the Company has committed S/152.6 million (approximately $42.0 million) to build four infrastructure projects in the Moquegua region under the “Social Investment for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Apurimac Region: The Company has committed S/81.6 million (approximately $22.5 million) to build two educational infrastructure projects under the “Social Investment for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Arequipa Region: The Company has completed the financing of the studies for a sport infrastructure project for S/0.7 million (approximately $0.2 million) and has committed S/85.3 million (approximately $23.5 million) to build two educational infrastructure projects, under the “Social Investment for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatts (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects starting on May 1, 2017 and ending on October 31, 2029.

Mexican operations:

Power purchase agreements

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 5 “Related party transactions”.

●	Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I. de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company´s Mexican operations. For further information, please see Note 5 “Related party transactions”.

●	Parque Eolico de Fenicias, S. de R.L. de C.V.: On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., an indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement is expected to become effective during the third quarter of 2023.

Corporate operations:

Commitment for capital projects

As of June 30, 2023, the Company had committed approximately $504.2 million to the development of its capital investment projects at its operations.

Tax contingency matters: Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 4 “Income taxes”).

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the six-month period ended June 30, 2023 and 2022 is as follows (in millions):

	2023	2022
Southern Copper common shares
Balance as of January 1,	$2,766.9	$2,767.2
Used for corporate purposes	(0.1)	(0.1)
Balance as of June 30,	2,766.8	2,767.1

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	340.7	306.8
Other activity, including dividend, interest and foreign currency transaction effect	24.3	17.6
Balance as of June 30,	365.0	324.4
Treasury stock balance as of June 30,	$3,131.8	$3,091.5

Common Stock:

In September 2022, Grupo Mexico, through its wholly owned subsidiary AMC, purchased 350,000 shares of SCC’s Common Stock. With this purchase and the Company’s repurchase of shares of its Common Stock, the indirect ownership of Grupo Mexico increased to 88.92%.

Southern Copper Common Shares:

On June 30, 2023 and on December 31, 2022, there were in treasury 111,491,217 and 111,497,617 shares of SCC’s common stock, respectively.

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

	2023	2022
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(416,800)	(405,200)
Granted in the period	(6,400)	(5,600)
Total shares granted at June 30,	(423,200)	(410,800)
Remaining shares reserved	176,800	189,200

Parent Company common shares:

At June 30, 2023 and at December 31, 2022 there were in treasury 69,277,412 and 79,728,356 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the first six months of 2023 and 2022 and the unrecognized compensation expense under this plan were as follows (in millions):

	2023	2022
Stock based compensation expense	$—	$0.3
Unrecognized compensation expense	$—	$0.5

The plan ended in January 2023.

The following table presents the activity of this plan for the first six months of 2023 and 2022:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2023	845,895	$2.63
Granted	—	—
Exercised	(757,164)	$2.63
Forfeited		—
Outstanding shares at June 30, 2023	88,731	$2.63
Outstanding shares at January 1, 2022	867,234	$2.63
Granted	—	—
Exercised	(16,394)	$2.63
Forfeited	—	—
Outstanding shares at June 30, 2022	850,840	$2.63

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

The stock based compensation expense for the six months ended June 30, 2023 and 2022 and the unrecognized compensation expense under this plan were as follows (in millions):

	2023	2022
Stock based compensation expense	$0.3	$0.3
Unrecognized compensation expense	$1.8	$3.0

The following table presents the stock award activity of this plan for the first six months of 2023 and 2022:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2023	2,754,506	$1.86
Granted	—	—
Exercised	(694,565)	$1.86
Forfeited	—	—
Outstanding shares at June 30, 2023	2,059,941	$1.86
Outstanding shares at January 1, 2022	3,173,924	$1.86
Granted	—	—
Exercised	(160,236)	1.86
Forfeited	—	—
Outstanding shares at June 30, 2022	3,013,688	$1.86

Non-controlling interest:

The following table presents the non-controlling interest activity for the first six months of 2023 and 2022 (in millions):

	2023	2022
Balance as of January 1,	$62.7	$58.6
Net earnings	4.9	5.0
Dividend paid	(4.6)	(3.8)
Balance as of June 30,	$63.0	$59.8

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table, which provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022 (in millions):

	At June 30, 2023		At December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	$6,201.7	$6,374.7	$6,200.0	$6,372.6
Long-term debt level 2	51.2	55.4	51.2	54.2
Total long-term debt	$6,252.9	$6,430.1	$6,251.2	$6,426.8

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of June 30, 2023 and December 31, 2022 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$—	$—	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.1	—	0.1	—
Mortgage backed securities	0.2	—	0.2	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	915.3	915.3	—	—
Molybdenum	345.5	345.5	—	—
Total	$1,261.1	$1,260.8	$0.3	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$208.0	$208.0	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.1	—	0.1	—
Mortgage backed securities	0.2	—	0.2	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	1,052.0	1,052.0	—	—
Molybdenum	456.9	456.9	—	—
Total	$1,717.2	$1,716.9	$0.3	$—

The Company’s short-term trading securities investments were classified as Level 1 because they were valued using quoted prices of the same securities as they consisted of bonds issued by public companies and were publicly traded. The Company’s short-term available-for-sale investments are classified as Level 2 because they are valued using quoted prices for similar investments.

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

NOTE 13 — REVENUE:

The Company’s net sales were $2,300.7 million and $5,094.6 million in the three and six months ended June 30, 2023, compared to $2,306.9 million and $5,070.7 million in the same period of 2022. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended June 30, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$529.5	$117.9	$—	$(32.4)	$615.0
United States	237.8	1.3	104.1	—	343.2
Peru	—	6.1	109.0	(6.2)	108.9
Brazil	—	4.4	78.9	—	83.3
Chile	(3.2)	—	63.7	—	60.5
Other American countries	10.7	0.5	8.8	—	20.0
Europe:
Switzerland	174.5	3.4	181.0	—	358.9
Italy	0.4	3.1	93.3	—	96.8
Spain	88.6	—	19.4	—	108.0
Other European countries	14.1	3.4	43.9	—	61.4
Asia:
China	139.3	1.0	28.9	—	169.2
Singapore	64.7	—	51.9	—	116.6
Japan	30.1	—	101.7	—	131.8
Other Asian countries	24.7	0.1	2.3	—	27.1
Total	$1,311.2	$141.2	$886.9	$(38.6)	$2,300.7

	Three Months Ended June 30, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$442.2	$122.4	$—	$(44.0)	$520.6
United States	447.7	10.7	105.2	—	563.6
Peru	63.3	—	155.5	(63.3)	155.5
Brazil	—	4.5	95.8	—	100.3
Chile	0.6	—	81.5	—	82.1
Other American countries	11.2	0.7	9.3	—	21.2
Europe:
Switzerland	98.8	14.5	165.1	—	278.4
Italy	0.8	3.8	54.7	—	59.3
Spain	107.1	—	38.0	—	145.1
Other European countries	11.1	6.0	14.0	—	31.1
Asia:
China	94.5	—	—	—	94.5
Singapore	0.7	3.6	32.8	—	37.1
Japan	20.6	—	133.5	—	154.1
Other Asian countries	38.4	0.1	25.5	—	64.0
Total	$1,337.0	$166.3	$910.9	$(107.3)	$2,306.9

	Six Months Ended June 30, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,190.4	$254.9	$—	$(68.9)	$1,376.4
United States	594.5	8.6	252.4	—	855.5
Peru	-	7.8	273.4	(8)	273.3
Brazil	-	15.3	176.1	—	191.4
Chile	(8.4)	—	169.7	—	161.3
Other American countries	20.2	0.6	15.0	—	35.8
Europe:
Switzerland	311.3	12.0	284.5	—	607.8
Italy	0.2	9.5	210.4	—	220.1
Spain	212.5	—	19.4	—	231.9
Other European countries	73.7	10.8	97.2	—	181.7
Asia:
China	292.6	1.0	58.6	—	352.2
Singapore	108.8	—	109.2	—	218.0
Japan	92.0	—	239.3	—	331.3
Other Asian countries	50.3	0.2	7.4	—	57.9
Total	$2,938.1	$320.7	$1,912.6	$(76.8)	$5,094.6

	Six Months Ended June 30, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$976.0	$253.2	$—	$(84.0)	$1,145.2
United States	903.3	26.4	196.0	—	1,125.7
Peru	178.4	—	333.0	(178)	333.4
Brazil	-	9.6	214.8	—	224.4
Chile	0.6	—	185.0	—	185.6
Other American countries	17.7	0.7	14.7	—	33.1
Europe:
Switzerland	326.2	22.9	356.2	—	705.3
Italy	1.3	7.8	122.2	—	131.3
Spain	200.3	—	39.7	—	240.0
Other European countries	41.9	14.4	100.1	—	156.4
Asia:
China	206.9	—	—	—	206.9
Singapore	5.4	8.5	85.0	—	98.9
Japan	42.6	—	295.0	—	337.6
Other Asian countries	82.6	0.3	64.0	—	146.9
Total	$2,983.2	$343.8	$2,005.7	$(262.0)	$5,070.7

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,042.7	$21.9	$735.0	$(17.1)	$1,782.5
Molybdenum	170.5	—	83.9	—	254.4
Silver	54.2	38.2	25.2	(18.9)	98.7
Zinc	—	63.3	—	(0.3)	63.0
Other	43.8	17.8	42.8	(2.3)	102.1
Total	$1,311.2	$141.2	$886.9	$(38.6)	$2,300.7

	Three Months Ended June 30, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,114.0	$28.0	$737.9	$(82.1)	$1,797.8
Molybdenum	105.8	—	92.4	—	198.2
Zinc	58.1	36.8	25.3	(20.8)	99.4
Silver	—	82.0	—	(0.7)	81.3
Other	59.1	19.5	55.3	(3.7)	130.2
Total	$1,337.0	$166.3	$910.9	$(107.3)	$2,306.9

	Six Months Ended June 30, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$2,383.3	$41.4	$1,539.9	$(34.3)	$3,930.3
Molybdenum	331.2	—	224.8	—	556.0
Silver	119.5	81.0	50.7	(37.4)	213.8
Zinc	—	154.8	—	0.3	155.1
Other	104.1	43.5	97.2	(5.4)	239.4
Total	$2,938.1	$320.7	$1,912.6	$(76.8)	$5,094.6

	Six Months Ended June 30, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$2,482.4	$50.4	$1,631.8	$(211.9)	$3,952.7
Molybdenum	256.2	—	217.8	—	474.0
Zinc	124.8	73.8	48.4	(42.4)	204.6
Silver	—	180.6	—	(1.0)	179.6
Other	119.8	39.0	107.7	(6.7)	259.8
Total	$2,983.2	$343.8	$2,005.7	$(262.0)	$5,070.7

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of June 30, 2023:
Trade receivables	$642.6	$42.5	$382.8	$—	$1,067.9
Related parties, current	20.3	3.6	0.4	(2.9)	21.4

As of December 31, 2022:
Trade receivables	$788.1	$60.0	$546.0	$—	$1,394.1
Related parties, current	31.1	0.1	0.1	2.0	33.3

As of June 30, 2023, the Company has long-term contracts with promises to deliver the following products in 2023:

Copper concentrates (in tonnes)	145,000
Copper cathodes (in tonnes)	48,000
Molybdenum concentrates (in tonnes)	18,020
Sulfuric acid (in tonnes)	413,672

Provisionally priced sales: At June 30, 2023, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the June 30, 2023 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2023:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	243.4	3.76	July 2023 through October 2023
Molybdenum	15.8	21.83	July 2023 through October 2023

The provisional sales price adjustment included in accounts receivable and net sales as of June 30, 2023 includes negative adjustments of $21.4 million for copper and positive adjustments of $6.0 million for molybdenum.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended June 30, 2023
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,311.2	$102.6	$886.9	$—	$2,300.7
Intersegment sales	—	38.6	—	(38.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	572.0	122.8	470.4	(17.5)	1,147.7
Selling, general and administrative	16.9	2.3	9.5	2.3	31.0
Depreciation, amortization and depletion	115.7	17.3	82.8	(6.6)	209.2
Exploration	1.4	1.7	7.5	1.5	12.1
Operating income	$605.2	$(2.9)	$316.7	$(18.3)	900.7
Less:
Interest, net					(58.4)
Other income (expense)					5.6
Income taxes					(294.5)
Equity earnings of affiliate					(3.8)
Non-controlling interest					(2.1)
Net income attributable to SCC					$547.5
Capital investment	$149.1	$33.7	$66.6	$3.1	$252.5
Property and mine development, net	$4,705.8	$704.9	$3,636.5	$640.9	$9,688.1
Total assets	$8,976.3	$1,130.7	$4,648.9	$2,183.6	$16,939.5

	Three Months Ended June 30, 2022
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,337.0	$122.4	$910.9	$—	$2,370.3
Intersegment sales	—	43.9	—	(107.3)	(63.4)
Cost of sales (exclusive of depreciation, amortization and depletion)	664.3	113.2	580.5	(111.3)	1,246.7
Selling, general and administrative	15.3	2.4	10.0	3.2	30.9
Depreciation, amortization and depletion	94.7	14.4	90.1	9.8	209.0
Exploration	0.6	1.3	4.0	5.9	11.8
Operating income	$562.1	$35.0	$226.3	$(14.9)	808.5
Less:
Interest, net					(80.9)
Other income (expense)					3.9
Income taxes					(296.4)
Equity earnings of affiliate					(0.9)
Non-controlling interest					(1.9)
Net income attributable to SCC					$432.3
Capital investment	$96.5	$45.6	$79.6	$2.9	$224.6
Property and mine development, net	$4,597.9	$622.4	$3,685.8	$615.7	$9,521.8
Total assets	$8,208.5	$1,077.6	$4,600.0	$3,235.4	$17,121.5

	Six Months Ended June 30, 2023
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$2,938.1	$243.9	$1,912.6	$—	$5,094.6
Intersegment sales	—	76.8	—	(76.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,190.4	278.2	951.7	(78.4)	2,341.9
Selling, general and administrative	32.8	5.3	18.5	4.8	61.4
Depreciation, amortization and depletion	191.2	34.8	164.4	22.5	412.9
Exploration	2.7	3.9	12.1	5.3	24.0
Operating income	$1,521.0	$(1.5)	$765.9	$(31.0)	2,254.4
Less:
Interest, net					(119.8)
Other income (expense)					16.1
Income taxes					(774.9)
Equity earnings of affiliate					(10.2)
Non-controlling interest					(4.9)
Net income attributable to SCC					$1,360.7
Capital investment	$264.8	$62.5	$156.4	$6.9	$490.6
Property and mine development, net	$4,705.8	$704.9	$3,636.5	$640.9	$9,688.1
Total assets	$8,976.3	$1,130.7	$4,648.9	$2,183.6	$16,939.5

	Six Months Ended June 30, 2022
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$2,983.2	259.9	2,005.7	—	$5,248.8
Intersegment sales	—	83.9	—	(262.0)	(178.1)
Cost of sales (exclusive of depreciation, amortization and depletion)	1,212.5	245.0	1,049.6	(202.7)	2,304.4
Selling, general and administrative	30.8	4.8	18.5	7.1	61.2
Depreciation, amortization and depletion	192.7	25.7	167.7	19.5	405.6
Exploration	1.1	2.4	10.8	6.6	20.9
Operating income	$1,546.1	$65.9	$759.1	$(92.5)	2,278.6
Less:
Interest, net					(164.1)
Other income (expense)					15.7
Income taxes					(908.5)
Equity earnings of affiliate					0.4
Non-controlling interest					(5.0)
Net income attributable to SCC					$1,217.1
Capital investment	$185.7	$77.3	$160.8	$5.9	$429.7
Property and mine development, net	$4,597.9	$622.4	$3,685.8	$615.7	$9,521.8
Total assets	$8,208.5	$1,077.6	$4,600.0	$3,235.4	$17,121.5

NOTE 15 — SUBSEQUENT EVENTS:

Dividends:

On July 20, 2023, the Board of Directors authorized a dividend of $1.00 per share payable on August 23, 2023 to shareholders of record at the close of business on August 9, 2023.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the second quarter of 2023, approximately 77.5% of our revenue came from the sale of copper; 11.1% from molybdenum; 4.3% from silver; 2.7% from zinc; and 4.4% from various other products, including gold, sulfuric acid, and other materials.

●	Copper: In the second quarter of 2023, the LME copper price decreased from an average of $4.32 per pound in the second quarter of 2022 to $3.85 (-10.9%), reflecting concerns about the impact of a slowdown of the China’s economy, a possible recession in Europe and a soft landing or light recession in the U.S.

Current prices for copper are at around $3.80 per pound, reflecting a less optimistic market than what we have seen in the last few quarters. At this point we see the following factors affecting the copper market:

●	A reduction in global inflation, which may portend the end of the interest rates hike cycle led by the FED and the ECB.
●	A strong recovery of mining production of Peru (19% growth for the period January-May of this year), reducing the uncertainty of current production. Chile is still lagging with a 5% reduction in copper production for the same period.
●	Investments for future growth are still affected by expectations of economic changes in Chile and the social circumstances of Peru. These two countries represent about 40% of the global supply.
●	The most relevant market intelligence houses for the copper market are now expecting a market in surplus of about 100,000 tonnes for 2023. This assumes a growth in demand of about 1% this year.
●	Low copper inventories, which stood at 411,000 tonnes as of March 31, 2023 and are now at 235,000 tonnes. This 42% reduction in inventories is the lowest since 2005.

It is important to emphasize that copper plays a leading role in the global shift to clean energy, which correlates positively with our assertion that the underlying demand for copper will be strong in the long-term. In this scenario, we believe the current cycle of low prices should be short-lived.

●	Molybdenum: Accounted for 11.1% of our sales in the second quarter of 2023 and is currently our most important by-product. Molybdenum prices averaged $20.87 per pound in the second quarter of 2023, compared to $18.30 in the same period of 2022, reflecting an increase of 14.0%.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness and corrosion and heat resistance. New uses for this metal are associated with lubricants, sulfur filtering of heavy oils and shale gas production.

●	Silver: Represented 4.3% of our sales in the second quarter of 2023. We believe that the prices for silver will be supported by intensive level of industrial use.

●	Zinc: Represented 2.7% of our sales in the second quarter of 2023, with an average price of $1.15 per pound in the quarter, down 35.4% from the second quarter of 2022. Zinc is currently our third by-product.

●	Production: For 2023, we expect to produce 932,100 tonnes of copper, an increase of 4.2% over 2022’s final print. This growth will unfold as we get Peruvian production back on track and will be complemented with new production at our Mexican operations through our Pilares and Buenavista Zinc Concentrator projects.

We also expect to produce 24,200 tonnes of molybdenum, which represents a decrease of 7.6% over our 2022 production level. In 2023, we expect to produce 20.1 million ounces of silver, an increase of 8.1% compared to 2022 production level. Additionally, we expect to produce 108,000 tonnes of zinc from our mines. which represents an increase of 80.0% over our 2022 production level. This growth will be driven by the production start-up of the Buenavista Zinc operations and by the recovery of the IMMSA mines production, where better ore grade areas have been identified. For 2024 and on we expect to produce over 200,000 tonnes of zinc per year.

●	Capital Investments: In the first semester of 2023, we spent $490.6 million on capital investments; this represented 35.9% of net income and an increase of 14.2% compared to the amount registered for the same period in 2022. We continue to advance our projects, including the Buenavista Zinc, El Pilar and Pilares projects, which have registered good progress.

CYBERSECURITY

In the first half of 2023, we have had no material cybersecurity incidents. This is due to the Information Security Strategy that we have implemented and the commitment of our entire organization to consolidate a living and effective security culture.

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

Earnings: The table below highlights key financial and operational data of our Company for the three and six months ended June 30, 2023 and 2022 (in millions, except copper price, percentages and per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Copper price LME	3.85	4.32	(0.47)	(10.9)%	3.95	4.43	(0.48)	(10.8)%
Pounds of copper sold	482.8	430.7	52.1	12.1%	987.1	889.2	97.9	11.0%
Net sales	$2,300.7	$2,306.9	$(6.2)	(0.3)%	$5,094.6	$5,070.7	$23.9	0.5%
Operating income	$900.7	$808.5	$92.2	11.4%	$2,254.4	$2,278.6	$(24.2)	(1.1)%
Net income attributable to SCC	$547.5	$432.3	$115.2	26.6%	$1,360.7	$1,217.1	$143.6	11.8%
Earnings per share	$0.71	$0.56	$0.15	26.8%	$1.76	$1.57	$0.19	12.1%
Dividends per share	$1.00	$1.25	$(0.25)	(20.0)%	$2.00	$2.25	$(0.25)	(11.1)%

Net sales in the second quarter of 2023 were 0.3% lower than in the same period of 2022. This decrease was mainly driven by a reduction in metal prices for copper (-10.9% LME) and zinc (-35.4%) and by a decline in the sales volumes of silver (-8.9%) and molybdenum (-0.1%). This effect was mostly offset by the increase in the sales volumes of copper (+12.1%) and zinc (12.9%) as well as by the increase in molybdenum (+14.0%) and silver (+7.1%) prices.

Net income attributable to SCC in the second quarter of 2023 was 26.6% higher than in the same period of 2022. This increase was mainly the result of a 6.6% reduction in operating costs, which was mainly attributable to a decrease in lower third-party copper concentrate purchases, in addition to higher sales volumes of copper and zinc. This effect was slightly offset by a drop in average prices for metals, with the exception of silver and molybdenum, as well as by a decrease in the sales volumes of silver and molybdenum.

Net sales in the first six months of 2023 were 0.5% higher than in the same period of 2022, due to higher sales volume of copper (+11.0%), silver (+3.4%) and zinc (+9.2%), and to an increase in silver (+0.2%) prices. This effect was mostly offset by the drop in copper (-10.8% LME) and zinc (-25.9%) prices and by a reduction of sales volumes of molybdenum (-4.1%).

Net income attributable to SCC in the first six months of 2023 was 11.8% higher than in the same period of 2022. This increase was mainly attributable a reduction in operating costs as a result of the decrease in copper concentrate purchases, as well as higher sales at all our metal products, apart from molybdenum, and a reduction of 14.7% in income taxes.

Production: The table below highlights our mine production data for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,				Six months ended June 30,
	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Copper (in million pounds)	501.6	459.5	42.1	9.2%	993.9	932.4	61.5	6.6%
Molybdenum (in million pounds)	14.0	13.9	0.1	0.2%	28.2	29.6	(1.4)	(4.6)%
Silver (in million ounces)	4.8	4.4	0.4	8.0%	9.2	8.7	0.5	5.6%
Zinc (in million pounds)	38.0	33.4	4.6	13.8%	71.2	65.8	5.4	8.1%

The table below highlights our mine production data for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper (in million pounds):	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Toquepala	117.3	98.2	19.1	19.5%	230.5	210.7	19.8	9.4%
Cuajone	83.8	68.7	15.1	22.0%	163.8	122.5	41.3	33.7%
La Caridad	60.3	58.5	1.8	3.1%	117.8	123.1	(5.3)	(4.2)%
Buenavista	234.8	228.9	5.9	2.6%	471.8	466.5	5.3	1.1%
IMMSA	5.4	5.2	0.2	2.2%	10.0	9.6	0.4	4.6%
Total mined copper	501.6	459.5	42.1	9.2%	993.9	932.4	61.5	6.6%

Second quarter: Mined copper production in the second quarter of 2023 increased 9.2% driven by higher production at all of our operations. Production at our Cuajone mine was up 22% in quarter-on-quarter terms, fueled by higher recoveries and by the return to full operating capacity this year. Production at our Toquepala mine increased 19.5%, which was mainly attributable to higher ore grades. Additionally, production at our Mexican operations increased 2.7% in quarter-on-quarter terms.

Molybdenum production increased 0.2% in the second quarter of 2023 compared to the levels registered in the second quarter of 2022. This was attributable to higher production at our Cuajone (+22.9%), La Caridad (+22.2%) and Buenavista (+10.5%) mines which was mainly driven by an increase in grades and recoveries. This effect was mainly offset by a reduction in production at our Toquepala (-38.5%) mine, which was largely driven by a reduction in ore grades and recoveries.

Silver mine production increased 8.0% in the second quarter of 2023 compared to the same period of 2022. This was attributable to a higher production at all of our operations. Production at our Peruvian operations increased 26.1% and at our Mexican operations, 2.7%, in quarter-on-quarter terms

Zinc production increased 13.8% in the second quarter of 2023 compared to the same period in 2022. This result was mainly attributable to a rise in mineral production at the Charcas and Santa Barbara units, which was partially offset by a decrease in production at the San Martin mine.

Six months: Mined copper production in the first six months of 2023 rose 6.6%. This increase was mainly attributable to higher production at our Peruvian operations (+18.3%) due to higher ore grades and the Cuajone mine operating at full capacity. Production at our Mexican operations increased 0.1% in the same period despite lower production at La Caridad (-4.2%) mine due to a drop in ore grades and recoveries.

Molybdenum production decreased 4.6% in the first six months of 2023 compared to the same period in 2022; this was mainly due to lower production at our Toquepala (-42.5%) mine and reflects a decrease in grades. This was partially offset by higher production at the Cuajone (+42.5%), La Caridad (+13.3%) and Buenavista (+4.9%) mines.

Silver mine production increased 5.6% in the first six months of 2023 principally due to higher production at our Peruvian operations (+25.2%) and at IMMSA (+1.1%) mines. This result was partially offset by lower production at La Caridad (-4.1%) and Buenavista (-0.1%) mines.

Zinc production increased 8.1% in the first six months of 2023 due to an increase in production at our Santa Barbara and Charcas mines, principally due to higher grades.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three and six months ended June 30, 2023 and 2022:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Total operating cash cost before by‑product revenues	$1,059.5	$951.2	$108.3	11.4%	$2,047.2	$1,788.9	$258.3	14.4%
Total by‑product revenues	$(517.3)	$(465.3)	$(52.0)	11.2%	$(1,147.9)	$(1,048.8)	$(99.1)	9.4%
Total operating cash cost net of by‑product revenues	$542.2	$485.9	$56.3	11.6%	$899.3	$740.1	$159.2	21.5%
Total pounds of copper produced(2)	484.4	442.9	41.5	9.4%	957.4	900.7	56.7	6.3%
Operating cash cost per pound before by‑product revenues	$2.19	$2.15	$0.04	1.9%	$2.14	$1.99	$0.16	7.8%
By‑products per pound revenues	$(1.07)	$(1.05)	$(0.02)	1.9%	$(1.20)	$(1.16)	$(0.04)	3.4%
Operating cash cost per pound net of by‑product revenues	$1.12	$1.10	$0.02	1.8%	$0.94	$0.82	$0.12	14.1%
(1)	These are non-GAAP measures. Please see page 57 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

As seen in the table above, our per pound cash cost before by-product revenues in the second quarter of 2023 was 1.9% higher than in the same period of 2022. This increase was mainly attributable to an increase in production, the aforementioned was primarily offset by the unit cost effect generated by a 9.4% increase in pounds of copper produced. Our cash cost per pound net of by-product revenue for the second quarter of 2023 increased 1.8% compared to the same period of 2022. This was mainly driven by an uptick in the production cost.

For the six months ended June 30, 2023, our per pound cash cost before by-product revenues was 7.8% higher than in the same period of 2022. This increase was mainly driven by higher production costs and was slightly offset by the unit cost effect generated by a 6.3% increase in pounds of copper produced. The operating cash cost per pound of copper net of by product revenue was $0.94 in the six months ended June 30, 2023. This represented an increase of 14.1 % compared to the $0.82 reported in the same period of 2022. These results were mainly due to higher production costs and slightly offset by the unit cost effect generated by a 6.3% increase in pounds of copper produced.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, and for copper, molybdenum, zinc and silver in particular.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining six months of 2023, assuming that expected metal production and sales are achieved, tax rates remain unchanged and no effects are generated by potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$63.8	$15.2	$13.2	$6.5

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

Capital Investment Programs: We made capital investments of $490.6 million in the first six months of 2023, compared to $429.7 million in the same period of 2022. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects by utilizing cash on hand; internally generated funds and additional external financing. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy and market conditions.

Projects in Mexico:

Buenavista Zinc - Sonora: This project is located within the Buenavista deposit, where we have built a new concentrator. This facility has a production capacity of 100,000 tonnes of zinc and 20,000 tonnes of copper per year. When operating, the concentrator will double the Company’s zinc production capacity and will provide more than 2,000 jobs on the operating front.

Project update: the capital budget for the project is $416 million, most of which has already been invested. Progress is 98%; we have initiated vacuum testing at the plant and we expect to initiate operations in August of 2023.

Pilares - Sonora: Located six kilometers from La Caridad, this project consists of an open-pit mine operation with an annual production capacity of 35,000 tonnes of copper in concentrate. This project will significantly improve the overall mineral ore grade (considering the 0.78% expected from Pilares with 0.29% from La Caridad).

Project update: The budget for Pilares is $176 million, of which $131 million has been invested. Pilares is currently operating and delivering copper mineral to the Caridad operation.

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

Project update: The results from experimental pads in the leaching process have confirmed adequate levels of copper recovery. The basic engineering study has been completed and the Company continues developing the project and engage in onsite environmental activities. Project engineering is being developed by an external engineering and technology corporation. We expect production to begin in 2025 and mine life is estimated at 13 years.

Lime plant - Sonora: As part of our cost improvement projects, we built a new lime plant with a production capacity of 600 metric tonnes per day, which will be the largest lime plant of Mexico. This facility will allow us to reduce to approximately 50% our current lime cost at our Mexican operations. The total budget for the plant is $79.4 million, of which we have invested $64.5 million as of June 30, 2023. The furnace of the plant started operations in the second quarter of 2022, complying with the performance tests.

Projects in Peru:

Quebrada Honda dam expansion – Tacna: This project aims to enlarge the main and lateral dams in Quebrada Honda and includes the relocation and repowered of some facilities due to dam growth and implementation of other facilities for water recovery, among other factors. As of June 30, 2023, the drainage works and removal of Eolic material for the main and lateral dam, as well as complementary operational works had been completed. We expect to install two cyclone nests for the main dam in the second half of the year and intend to build the implementation of administrative facilities. This project has a total budget of $165.0 million, of which we have invested $149.9 million as of June 30, 2023.

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

Project update: The Company has completed the environmental baseline study for the mine, concentrator and industrial facilities and will proceed to submit the Environmental Impact Statement (Manifestacion de Impacto Ambiental “MIA”) to the Secretary of Environment and Natural Resources “SEMARNAT” to request the respective environmental impact permits. The Company is currently preparing studies for the port, power pipelines, townsites and auxiliary facilities.

Los Chancas - Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates of indicated copper mineral resources are 98 million tonnes of oxides with a copper content of

0.45% and 52 million tonnes of sulfides with a copper content of 0.59%. The Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to produce 130,000 tonnes of copper and 7,500 tonnes of molybdenum annually. The estimated capital investment is $2,600 million and the project is expected to be in operation in 2030. We continue to engage in social and environmental improvements for the local communities and worked on the project´s environmental impact assessment.

Project update: As of June 30, 2023, part of the project´s land continued to be occupied by illegal miners, 75 of whom have irregularly registered their stakes in the "Integral Registry of Mining Formalization" (REINFO). The Company requested, and the Authority subsequently ordered, that the aforementioned miners be excluded from REINFO and be qualified as “illegal” miners. The Company has also filed criminal complaints and other legal remedies to physically expel the illegal miners from the Project and confiscated illegal mined ore.

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

Project update: In 2023, in accordance with our social agreements with the Michiquillay and La Encañada communities, the Company has hired unskilled labor and is paying for the use of surface land. We are also supporting social programs in both communities. In addition, we continue exploration activities on this project and currently we have installed 10 exploration platforms.

The above information is based on estimates only. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ENVIRONMENTAL, SOCIAL AND CORPORATE GOVERNANCE (“ESG”)

Focus on risk prevention and management. During the second quarter of this year, all of SCC’s operating units had hit a milestone set in 2018 to obtain ISO 14001 certification for environmental management and ISO 45001 for occupational health and safety management. Our efforts to prevent environmental and security risks are supported by our ISO systems and are align with best international practices. The aforementioned efforts represents a significant step in our mission to obtain accreditation for responsible copper production in the framework of Copper Mark certification.

We continue to make progress in the development of our Critical Risk Registry. This tool strengthens environmental and safety risk management by making them visible at all levels of the organization. The registry creates a database for informed decision making and ensures rigorous follow-up on the controls in place to prevent and mitigate undesired events.

In line with our corporate environmental policy, this quarter we formalized our protocols for Sustainable Management of Water, Biodiversity and Operation Closure to set priorities and determine the direction our operations will take to manage the increasingly demanding environmental challenges faced by the Company.

In the ambit of biodiversity, in the second quarter of 2023, we had reforested 464 hectares of land in the state of Sonora, Mexico. The number of hectares that were replanted tops the number impacted in the period by 10-fold. As a result, we have successfully met our objective set two years ago to reduce our environmental footprint by exceeded our goal to reverse the net loss of biodiversity and achieve a net positive impact for the area. In the first half of 2023, the reforested area totaled 934 hectares, 5.6 times the affected area in this period.

The implementation and promotion of sustainable practices such as the aforementioned reforestation project has helped SCC secure and maintain a place on the S&P/BVL Peru General ESG Sustainability Index of the Stock Exchange of Lima.

On April 28, 2023, Grupo Mexico issued its 2022 Sustainability Development Annual Report, which includes detailed information about Southern Copper’s efforts on the social, environmental and corporate governance fronts.

Positive impact on the communities in which we operate. We have served more than 900 women from the communities surrounding to our operations in southern Peru via our Community Wellbeing Program, by which we conducted a mobile health campaign to prevent breast and uterine cancer.

SCC has been recognized by the state agency “Pro Inversion” for its execution of a Drinking Water and Rural Sanitation Program in Poblado Yacango, district of Torata. This project, which has benefitted 137 families, entailed an investment of $2.8 million. Similarly, in Mexico, we invested $5.8 million this quarter to improve water distribution in Nacozari and Cananea, which benefits 53,800 residents.

The Youth Orchestras promoted by SCC were recognized at the Mexican Polymetallic Seminar in 2023. These orchestras support 1,646 students in Mexico and Peru. Additionally, in collaboration with the “Instituto de Cultura del Estado”, we held our first exhibition of work from the Traveling Workshop for Documentary Film at the Cineteca in the State of Sonora, Mexico. During this event, 17 original short films, which were produced by some of the 747 students from communities that participated in the workshop, were viewed.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Statement of Earnings Data	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Net sales	$2,300.7	$2,306.9	$(6.2)	$(0.3)%	$5,094.6	$5,070.7	$23.9	$0.5%
Operating costs and expenses	(1,400.0)	(1,498.4)	98.4	(6.6)%	(2,840.2)	(2,792.1)	(48.1)	1.7%
Operating income	900.7	808.5	92.2	11.4%	2,254.4	2,278.6	(24.2)	(1.1)%
Non‑operating income (expense)	(52.8)	(77.0)	24.2	(31.4)%	(103.7)	(148.4)	44.7	(30.1)%
Income before income taxes	847.9	731.5	116.4	15.9%	2,150.7	2,130.2	20.5	1.0%
Income taxes	(294.5)	(296.4)	1.9	(0.6)%	(774.9)	(908.5)	133.6	(14.7)%
Equity earnings of affiliate	(3.8)	(0.9)	(2.9)	322.2%	(10.2)	0.4	(10.6)	(2,650.0)%
Net income attributable to non‑controlling interest	(2.1)	(1.9)	(0.2)	10.5%	(4.9)	(5.0)	0.1	(2.0)%
Net income attributable to SCC	$547.5	$432.3	$115.2	$26.6%	$1,360.7	$1,217.1	$143.6	$11.8%

NET SALES

Net sales in the second quarter of 2023 were 0.3% lower than in the same period of 2022. This decrease was mainly driven by a reduction in metal prices for copper (-10.9% LME) and zinc (-35.4%) and by a decline in the sales volumes for silver (-6.8%). This effect was mostly offset by an increase in the sales volumes of copper (+12.1%) and zinc (+12.9%) and by an increase in molybdenum (+14.0%) and silver (+7.1%) prices.

Net sales in the first six months of 2023 were 0.5% higher than in the same period of 2022. This result was driven by higher sales volume of copper (+11.0%), silver (+3.4%) and zinc (+9.2%), as well as an increase in silver (+0.2%) prices. This effect was substantially offset by the drop in copper (-10.8% LME) and zinc (-25.9%) prices and by the reduction of sales volumes of molybdenum (-4.1%).

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Copper price ($per pound—LME)	$3.85	$4.32	(10.9)%	$3.95	$4.43	(10.8)%
Copper price ($per pound—COMEX)	$3.85	$4.34	(11.3)%	$3.97	$4.44	(10.6)%
Molybdenum price ($per pound)(1)	$20.87	$18.30	14.0%	$26.45	$18.64	41.9%
Zinc price ($per pound—LME)	$1.15	$1.78	(35.4)%	$1.29	$1.74	(25.9)%
Silver price ($per ounce—COMEX)	$24.26	$22.65	7.1%	$23.40	$23.35	0.2%
(1)	Platts Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales as a percentage of total net sales	2023	2022	2023	2022
Copper	77.5%	77.9%	77.1%	78.0%
Molybdenum	11.1%	8.6%	10.9%	9.3%
Silver	4.3%	4.3%	4.2%	4.0%
Zinc	2.7%	3.5%	3.0%	3.5%
Other by‑products	4.4%	5.7%	4.8%	5.2%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product for three and six months ended June 30, 2023 and 2022. The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales (million pounds)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Refined (including SX‑EW)	254.8	246.0	8.8	3.6%	535.9	498.1	37.8	7.6%
Rod	83.9	115.5	(31.6)	(27.4)%	174.1	227.7	(53.6)	(23.5)%
Concentrates and other	144.1	69.2	74.9	108.2%	277.1	163.4	113.7	69.6%
Total	482.8	430.7	52.1	12.1%	987.1	889.2	97.9	11.0%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
Copper Sales by product type	2023	2022	2023	2022
Refined (including SX‑EW)	52.8%	57.1%	54.3%	56.0%
Rod	17.4%	26.8%	17.6%	25.6%
Concentrates and other	29.8%	16.1%	28.1%	18.4%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Power	14.0%	17.6%	14.3%	17.5%
Labor	11.6%	10.9%	11.3%	11.2%
Fuel	14.9%	17.6%	15.2%	17.0%
Maintenance	21.2%	18.5%	21.2%	19.0%
Operating material	19.9%	19.6%	20.3%	19.8%
Other	18.4%	15.8%	17.7%	15.5%
Total	100.0%	100.0%	100.0%	100.0%

Second quarter: Operating costs and expenses were $1,400.0 million in the second quarter of 2023 compared to $1,498.4 million in the same period of 2022. The decrease of $98.4 million was primarily due to:

Operating cost and expenses for the second quarter of 2022		$1,498.4
Less:
•	Decrease in the volume and cost of metals purchased from third parties.	(94.1)
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to the reduction in workers participation (-118.3), energy (-17.8); partially offset by higher reparing materials (+41.6), inventories change (+19.3), labor costs (+15.7) operating contractors (+14.2), reagents (+9.6) and others (+30.8)	(4.9)
Plus:
•	Increase in exploration expense.	0.3
•	Increase in depreciation, amortization and depletion expense.	0.2
•	Increase in selling, general and administrative expenses.	0.1
Operating cost and expenses for the second quarter of 2023		$1,400.0

Six months: Operating costs and expenses were $2,840.2 million in the first six months of 2023 compared to $2,792.1 million in the same period of 2022. The increase of $48.1 million was primarily due to:

Operating cost and expenses for the first six months of 2022		$2,792.1
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to increases in inventories change (+133.1), repairing materials (+82.3), operating contractors (+30.0), labor costs (+27.5), reagents (+20.8), sales expenses (+17.9), fuel (+14.2), freights (+11.1) and others (+37.0); this was partially offset by a reduction in workers participation (-133.3), foreign currency effect (-39.5), leachable material (-21.7), energy (-19.0).	160.4
•	Increase in depreciation, amortization and depletion expense.	7.3
•	Increase in exploration expense.	3.1
•	Decrease in selling, general and administrative expenses.	0.2
Less:
•	Decrease in the volume and cost of metals purchased from third parties.	(122.9)
Operating cost and expenses for the first six months of 2023		$2,840.2

NON-OPERATING INCOME (EXPENSES)

Non-operating income (expense) represented a net expense of $52.8 million and $103.7 million in the three and six months ended on June 30, 2023 compared to a net expense of $77.0 million and $148.4 million in the three and six months ended June 30, 2022.

Second quarter: The $24.2 million decrease in the expense level was principally due to:

●	$18.9 million increase in interest income,
●	$2.6 million decrease in interest expense,
●	$1.7 million increase in miscellaneous expense and
●	$1.0 million increase in capitalized interest.

Six months: The $44.7 million decrease in the expense level was principally due to:

●	$35.6 million increase in interest income,
●	$7.0 million decrease in interest expense,
●	$0.4 million increase in miscellaneous expense and
●	$1.7 million increase in capitalized interest

INCOME TAXES

	Six Months Ended
	June 30,
	2023	2022
Provision for income taxes ($in millions)	$774.9	$908.5
Effective income tax rate	36.0%	42.6%

In addition to the income taxes of Peru, Mexico and the United States, the provision for income taxes also includes the mining royalties from Peru and Mexico and the Peruvian special mining tax.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales (million pounds)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Peruvian operations	195.0	201.4	(6.4)	(3.2)%	382.8	388.5	(5.7)	(1.5)%
Mexican open‑pit	287.1	265.3	21.8	8.2%	603.0	559.9	43.1	7.7%
Mexican IMMSA unit	5.9	7.0	(1.1)	(15.7)%	11.2	12.6	(1.4)	(11.1)%
Other and intersegment elimination	(5.2)	(43.0)	37.8	(87.9)%	(9.9)	(71.9)	62.0	(86.2)%
Total copper sales	482.8	430.7	52.1	12.1%	987.1	889.1	98.0	11.0%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
By‑product Sales (million pounds, except silver—million ounces)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	4.9	6.2	(1.3)	(21.0)%	10.3	13.3	(3.0)	(22.6)%
Silver	1.1	1.1	—	—%	2.2	2.1	0.1	4.8%
Mexican open‑pit operations:
Molybdenum contained in concentrate	9.0	7.6	1.4	18.4%	17.9	16.1	1.8	11.2%
Silver	2.2	2.6	(0.4)	(15.4)%	5.1	5.4	(0.3)	(5.6)%
IMMSA unit
Zinc‑refined and in concentrate	48.3	42.8	5.5	12.9%	106.7	97.7	9.0	9.2%
Silver	1.6	1.6	—	—%	3.5	3.2	0.3	9.4%
Other and intersegment elimination
Silver	(0.8)	(0.9)	0.1	(11.1)%	(1.6)	(1.8)	0.2	(11.1)%
Total by‑product sales
Molybdenum contained in concentrate	13.9	13.8	0.1	0.7%	28.2	29.4	(1.2)	(4.1)%
Zinc‑refined and in concentrate	48.3	42.8	5.5	12.9%	106.7	97.7	9.0	9.2%
Silver	4.1	4.4	(0.3)	(6.8)%	9.2	8.9	0.3	3.4%

Peruvian Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Net sales	$886.9	$910.9	$(24.0)	(2.6)%	$1,912.6	$2,005.7	$(93.1)	(4.6)%
Operating costs and expenses	(570.2)	(684.6)	114.4	(16.7)%	(1,146.7)	(1,246.6)	99.9	(8.0)%
Operating income	$316.7	$226.3	$90.4	39.9%	$765.9	$759.1	$6.8	0.9%

Net sales in the second quarter of 2023 decreased $24.0 million, mainly due to lower sales volume of copper (-3.2%) and molybdenum (-21.0%) and a drop in copper price (-10.9% LME). This result was also affected by a reduction in molybdenum production due to lower grades. The negative effect in net sales was partially offset by the increase in molybdenum (+14.0%) and silver (+7.1%) prices.

Operating costs and expenses in the second quarter of 2023 decreased by $114.4 million to $570.2 million compared to $684.6 million in the same period of 2022. This was primarily due to:

Operating costs and expenses for the second quarter of 2022		$684.6
Less:
•	Decrease in cost of metals purchased from third parties.	(244.1)
•	Decrease in depreciation, amortization and depletion expense.	(7.3)
•	Decrease in selling, general and administrative expenses.	(0.5)
Plus
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventories change (+85.8), repairing materials (+24.0), foreign currency effect (+7.1), operating materials (+5.9), energy (+4.7) and others (+21.2); this was partially offset by lower fuel costs (-14.7).	134.0
•	Increase in exploration expenses.	3.5
Operating costs and expenses for the second quarter of 2023		$570.2

Net sales in the first six months of 2023 decreased $93.1million compared to the same period of 2022. This decrease was mainly driven by a drop in copper (-1.5%) and molybdenum (-22.6%) sales volumes and a lower copper price (-10.8% LME). This was partially offset by the increase in molybdenum (+41.9%) and silver (+0.2%) prices, as well as higher silver (+4.8%) sales volumes.

Operating costs and expenses in the first six months of 2023 decreased by $99.9 million to $1,146.7 million compared to $1,246.6 million in the same period of 2022. This was primarily due to:

Operating costs and expenses for the first six months of 2022		$1,246.6
Less:
•	Decrease in cost of metals purchased from third parties.	(256.8)
•	Decrease in depreciation, amortization and depletion expense.	(3.3)
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher inventories change (+74.6), repairing materials (+48.2), sales expenses (+15.0), energy (+10.8), operating contractors (+7.8), operating materials (+6.4) and others (+33.1); this was partially offset by foreign currency effect (-29.7) and lower fuel costs (-7.3).	158.9
•	Increase in exploration expenses.	1.3
Operating costs and expenses for the first six months of 2023		$1,146.7

Mexican Open-pit Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Net sales	$1,311.2	$1,337.0	$(25.8)	(1.9)%	$2,938.1	$2,983.2	$(45.1)	(1.5)%
Operating costs and expenses	(706.0)	(774.9)	68.9	(8.9)%	(1,417.1)	(1,437.1)	20.0	(1.4)%
Operating income	$605.2	$562.1	$43.1	7.7%	$1,521.0	$1,546.1	$(25.1)	(1.6)%

Net sales in the second quarter of 2023 decreased $25.8 million to $1,311.2 million compared to $1,337.0 million in the second quarter of 2022. The decrease in net sales was mainly driven by a drop in copper prices (-10.9% LME) and by a reduction in the sales volumes of silver (-15.4%). This was mostly offset by higher molybdenum (+14.0%) and silver (+7.1%) prices and by an improvement in the sales volumes of copper (+8.2%) and molybdenum (+18.4%).

Operating costs and expenses in the second quarter of 2023 decreased by $68.9 million to $706.0 million versus $774.9 million in the same period of 2022, primarily due to:

Operating costs and expenses for the second quarter of 2022		$774.9
Less:
•	Decrease in worker participation expense.	(101.8)
•	Decrease in cost of metals purchased from third parties.	(18.5)
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to a higher inventories change (+29.0), repairing materials (+16.0), fuel (+9.2), reagents (+8.0) and others (+1.7); this was partially offset by a decrease in energy (-23.6) and foreign currency effect (-12.3).	28.0
•	Increase in depreciation, amortization and depletion expense.	21.0
•	Increase in selling, general and administrative expenses.	1.6
•	Increase in exploration expenses.	0.8
Operating costs and expenses for the second quarter of 2023		$706.0

Net sales in the first six months of 2023 decreased $45.1 million to $2,938.1 million compared to $2,983.2 million in the same period of 2022. The decrease in net sales was mainly driven by a drop in copper prices (-10.8% LME) in addition to a decrease in silver (-5.6%) sales volumes. This was partially offset by the increase in molybdenum (+41.9%) and silver (+0.2%) prices, as well as higher sales volumes of copper (+7.7%) and molybdenum (+11.2%).

Operating costs and expenses in the first six months of 2023 decreased by $20.0 million to $1,417.1 million compared to $1,437.1 million in the same period of 2022. This was primarily due to:

Operating costs and expenses for the first six months of 2022		$1,437.1
Less:
•	Decrease in worker participation expense.	(115.8)
•	Decrease in cost of metals purchased from third parties.	(7.3)
•	Decrease in depreciation, amortization and depletion expense.	(1.5)
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to a higher inventories change (+70.7), repairing materials (+30.3), fuel (+20.1), reagents (+16.5), labor (+13.4), operations contractores (+10.9) and others (+6.0); this was partially offset by a decrease in the foreign currency effect (-35.0) and energy (-31.9).	101.0
•	Increase in selling, general and administrative expenses.	2.0
•	Increase in exploration expenses.	1.6
Operating costs and expenses for the first six months of 2023		$1,417.1

Mexican Underground Operations (IMMSA):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Net sales	$141.2	$166.3	$(25.1)	(15.1)%	$320.7	$343.8	$(23.1)	(6.7)%
Operating costs and expenses	(144.1)	(131.3)	(12.8)	9.7%	(322.2)	(277.9)	(44.3)	15.9%
Operating income	$(2.9)	$35.0	$(37.9)	(108.3)%	$(1.5)	$65.9	$(67.4)	(102.3)%

Net sales in the second quarter of 2023 decreased $25.1 million to $141.2 million compared to $166.3 million in the second quarter of 2022. The decrease in net sales was mainly driven by a drop in copper (-10.9% LME) and zinc (-35.4%) prices and by a reduction in the sales volumes of copper (-15.7%). This was primarily offset by higher silver (+7.1%) prices; as well as an improvement in the sales volumes of zinc (+12.9%).

Operating costs and expenses in the first quarter of 2023 increased by $12.8 million and reached $144.1 million, versus $131.3 million in the same period of 2022. This was primarily due to:

Operating costs and expenses for the second quarter of 2022		$131.3
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher expenses in inventory change (+18.2), operating contractors (+5.5), foreign currency effect (+4.4), labor costs (+4.4) and others (+5.7); slightly offset by a decrease in workers participation (-8.0).	30.2
•	Increase in depreciation, amortization and depletion expense.	2.9
•	Increase in exploration expenses.	0.4
Less:
•	Decrease in cost of metals purchased from third parties.	(20.6)
•	Decrease in selling, general and administrative expenses.	(0.1)
Operating costs and expenses for the second quarter of 2023		$144.1

Net sales in the first six months of 2023 decreased $23.1 million to $320.7 million compared to $343.8 million in the same period of 2022. The decrease in net sales was mainly driven by a drop in copper (-10.8% LME) and zinc (-25.9%) prices and by a decrease in copper (-11.1%) sales volumes. This was partially offset by the increase in silver (+0.2%) prices, as well as higher sales volumes of zinc (+9.2%) and silver (+9.4%).

Operating costs and expenses in the first six months of 2023 increased by $44.3 million to $322.2 million compared to $277.9 million in the same period of 2022. This was primarily due to:

Operating costs and expenses for the first six months of 2022		$277.9
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to higher expenses in inventory change (+55.9), operating contractors (+11.4), foreign currency effect (+9.3), labor costs (+8.6) and others (+12.9); slightly offset by a decrease in workers participation (-14.5).	83.6
•	Increase in depreciation, amortization and depletion expense.	9.1
•	Increase in exploration expenses.	1.5
•	Increase in selling, general and administrative expenses.	0.5
Less:
•	Decrease in cost of metals purchased from third parties.	(50.4)
Operating costs and expenses for the first six months of 2023		$322.2

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the first six months of 2023 and 2022 (in millions):

	2023	2022	Variance
Net cash provided by operating activities	$1,982.3	$1,130.6	$851.7
Net cash used in investing activities	$(282.5)	$(185.5)	$(97.0)
Net cash used in financing activities	$(1,550.5)	$(1,743.2)	$192.7

Net cash provided by operating activities:

The change in net cash from operating activities for the first six months of 2023 and 2022 include, in millions, the following significant items:

	2023	2022	Variance	% Change
Net income	$1,365.6	$1,222.1	$143.5	11.7%
Depreciation, amortization and depletion	412.9	405.6	7.3	1.8%
Provision for deferred income taxes	6.3	31.9	(25.6)	(80.3)%
Loss on foreign currency transaction effect	11.1	51.8	(40.7)	(78.6)%
Other adjustments to net income	25.1	17.0	8.1	47.6%
Operating assets and liabilities	161.3	(597.8)	759.1	(127.0)%
Net cash provided by operating activities	$1,982.3	$1,130.6	$851.7	75.3%

Six months ended June 30, 2023: Net income was $1,365.6 million, which represented approximately 68.9% of the net operating cash flow. The cash flow from operating assets and liabilities increased by $161.3 million due to the following:

●	$326.2 million decrease in trade accounts receivable at our Peruvian and Mexican operations. These accounts were affected by the accounting adjustment for price variation on sales made and not yet collected.
●	$15.6 million net decrease in inventory; principally at our Mexican operations.
●	$(172.8) million decrease in accounts payable and accrued liabilities at our Peruvian and Mexican operations, mainly due to a decrease in accrued income taxes at our Mexican operations and to a decrease in accrued worker’s participation at both operations.
●	$(7.7) million increase in other operating assets and liabilities, net.

Six months ended June 30, 2022: Net income was $1,222.1 million, which represented approximately 108.1% of the net operating cash flow. The cash flow from operating assets and liabilities decreased by $597.8 million due to the following:

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

Net cash used in investing activities:

Six months ended June 30, 2023: Net cash used in investing activities included $490.6 million for capital investments. The capital investments included:

●	$334.2 million of investments at our Mexican operations:
●	$62.6 million for the IMMSA unit,
●	$38.6 million for Buenavista Zinc project,
●	$35.1 million for Bella Union deposit,
●	$30.1 million for the tailing deposits of new concentrator,
●	$18.8 million for the Pilares project,
●	$16.9 million for El Arco unit,
●	$126.1 million for various replacement and maintenance expenditures, and
●	$6.0 million increase in capital expenditures incurred but not yet paid.

●	$156.4 million of investments at our Peruvian operations:
●	$33.3 million for the HPGR optimization at Cuajone,
●	$12.9 million for the maintenance workshops at Cuajone,
●	$6.0 million for the Quebrada Honda dam expansion,
●	$4.6 million for the Quebrada Honda filter plant,
●	$0.9 million for the relocation of facilities at Toquepala,
●	$1.2 million for projects at the Ilo facilities,
●	$94.4 million for various other replacement and maintenance expenditures, and
●	$3.1 million decrease in capital expenditures incurred but not yet paid.

Investment activities in the first six months of 2023 included $208 million of net proceed of short-term investments.

Six months ended June 30, 2022: Net cash used in investing activities included $429.7 million for capital investments. The capital investments included:

●	$268.9 million of investments at our Mexican operations:
●	$45.9 million for the Buenavista-Zinc project,
●	$5.6 million for the Pilares project,
●	$18.8 million for the El Arco unit,
●	$81.6 million at our IMMSA unit,
●	$121.6 million for various replacement and maintenance expenditures, and
●	$4.6 million increase in capital expenditures incurred but not yet paid.

●	$160.8 million of investments at our Peruvian operations:
●	$17.2 million for the Quebrada Honda dam expansion,
●	$3.4 million for the relocation of facilities at Toquepala,
●	$3.8 million for projects at the Ilo facilities,
●	$122.6 million for various other replacement and maintenance expenditures, and
●	$13.8 million decrease in capital expenditures incurred but not yet paid.

Investment activities in the first six months of 2022 included $244.2 million of net proceed of short-term investments.

Dividends:

On July 20, 2023, the Board of Directors authorized a dividend of $1.00 per share payable on August 23, 2023 to shareholders of record at the close of business on August 9, 2023.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the second quarter of 2023. Please see item 7 in Part II of our 2022 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 40) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$1,147.7	$2.37	$1,246.7	$2.82	$2,341.9	$2.45	$2,304.4	$2.56
Add:
Selling, general and administrative	31.0	0.06	30.9	0.07	61.4	0.06	61.2	0.07
Sales premiums, net of treatment and refining charges	(0.5)	—	(16.2)	(0.04)	(8.1)	(0.01)	(22.3)	(0.02)
Less:
Workers’ participation	(63.7)	(0.13)	(88.6)	(0.20)	(136.5)	(0.14)	(176.4)	(0.20)
Cost of metals purchased from third parties	(40.1)	(0.08)	(134.3)	(0.30)	(102.4)	(0.11)	(225.3)	(0.25)
Royalty charge and other, net	(25.3)	(0.05)	(112.8)	(0.26)	(70.4)	(0.07)	(225.4)	(0.25)
Inventory change	10.4	0.02	25.5	0.05	(38.7)	(0.04)	72.7	0.08
Operating Cash Cost before by‑product revenues	$1,059.5	$2.19	$951.2	$2.15	$2,047.2	$2.14	$1,788.9	$1.99
Add:
By‑product revenues(1)	(497.5)	(1.03)	(465.1)	(1.05)	(1,118.1)	(1.17)	(1,041.5)	(1.16)
Net revenue on sale of metal purchased from third parties	(19.8)	(0.04)	(0.2)	—	(29.8)	(0.03)	(7.3)	—
Add:
Total by‑product revenues	(517.3)	(1.07)	(465.3)	(1.05)	(1,147.9)	(1.20)	(1,048.8)	(1.16)
Operating Cash Cost net of by‑product revenues	$542.2	$1.12	$485.9	$1.10	$899.3	$0.94	$740.1	$0.83
Total pounds of copper produced (in millions)	484.4		442.9		957.4		900.7
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(254.4)	$(0.53)	$(198.2)	$(0.45)	$(556.1)	$(0.58)	$(474.1)	$(0.53)
Silver	(99.4)	(0.21)	(85.7)	(0.19)	(211.7)	(0.22)	(194.4)	(0.22)
Zinc	(42.5)	(0.09)	(58.2)	(0.13)	(112.9)	(0.12)	(121.8)	(0.14)
Sulfuric Acid	(73.2)	(0.15)	(92.7)	(0.21)	(162.7)	(0.17)	(192.4)	(0.21)
Gold and others	(28.0)	(0.05)	(30.3)	(0.07)	(74.7)	(0.08)	(58.8)	(0.06)
Total	$(497.5)	$(1.03)	$(465.1)	$(1.05)	$(1,118.1)	$(1.17)	$(1,041.5)	$(1.16)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended June 30, 2023.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Given that our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Peru:
Peruvian inflation rate	0.7%	2.5%	2.5%	4.4%

Initial exchange rate	3.765	3.701	3.820	3.998
Closing exchange rate	3.633	3.830	3.633	3.830
Appreciation/(devaluation)	3.5%	(3.5)%	4.9%	4.2%

Mexico:
Mexican inflation rate	(0.1)%	1.6%	1.4%	4.0%

Initial exchange rate	18.105	19.994	19.362	20.584
Closing exchange rate	17.072	19.985	17.072	19.985
Appreciation/(devaluation)	5.7%	0.0%	11.8%	2.9%

Change in monetary position:

Assuming an exchange rate variance of 10% at June 30, 2023, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$11.2
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(13.7)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(30.6)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$37.4

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended June 30, 2023.

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

As of June 30, 2023, we held no derivative instruments.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2023, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2023, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of June 30, 2023, the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2023, and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 1, 2023

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

The NYSE closing price of SCC common shares as of June 30, 2023 was $71.74 and the maximum number of shares that the Company could purchase at that price was 1.1 million. As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of June 30, 2023. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2023 and 2022; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iii) the Condensed Consolidated Balance Sheet at June 30, 2023 and December 31, 2022; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2023 and 2022; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

August 1, 2023

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

August 1, 2023