Form 10-Q
period 2023-09-30
SOUTHERN COPPER CORP/
filed 2023-11-01
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of October 31, 2023 there were outstanding 773,110,469 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2023	2022	2023	2022

	(in millions, except for per share amounts)
Net sales (including sales to related parties, see note 5)	$2,505.6	$2,156.9	$7,600.2	$7,227.6
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	1,175.7	1,137.9	3,517.6	3,442.3
Selling, general and administrative	32.7	30.2	94.1	91.4
Depreciation, amortization and depletion	212.5	192.0	625.4	597.6
Exploration	15.5	9.6	39.5	30.6
Total operating costs and expenses	1,436.4	1,369.7	4,276.6	4,161.9

Operating income	1,069.2	787.2	3,323.6	3,065.7

Interest expense	(94.2)	(96.7)	(282.3)	(291.8)
Capitalized interest	12.7	12.5	36.5	34.6
Other income (expense)	8.9	38.7	24.9	54.4
Interest income	20.8	7.8	65.3	16.7
Income before income taxes	1,017.4	749.5	3,168.0	2,879.6
Income taxes (including royalty taxes, see Note 4)	395.3	228.5	1,170.2	1,137.0
Net income before equity earnings of affiliate	622.1	521.0	1,997.8	1,742.6
Equity earnings (loss) of affiliate, net of income tax	(0.1)	(0.1)	(10.3)	0.3
Net income	622.0	520.9	1,987.5	1,742.9
Less: Net income attributable to the non-controlling interest	2.5	1.9	7.3	6.8
Net income attributable to SCC	$619.5	$519.0	$1,980.2	$1,736.1

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$0.80	$0.67	$2.56	$2.25

Weighted average shares outstanding-basic and diluted	773.1	773.1	773.1	773.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
COMPREHENSIVE INCOME:
Net income and comprehensive income	$622.0	$520.9	$1,987.5	$1,742.9
Other comprehensive income (loss) net of tax:
- Unrealized (loss) on derivative instruments classified as cash flow hedge (net of income tax of $0.2 million in 2022)	—	—	—	(0.6)
Total other comprehensive income (loss)	—	—	—	(0.6)
Total comprehensive income	622.0	520.9	1,987.5	1,742.3
Comprehensive income attributable to the non-controlling interest	2.5	1.9	7.3	6.8
Comprehensive income attributable to SCC	$619.5	$519.0	$1,980.2	$1,735.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,967.1	$2,069.7
Short-term investments	247.1	208.3
Accounts receivable trade	1,131.0	1,394.1
Accounts receivable other (including related parties 2023- $24.6 and 2022 - $33.3)	80.1	79.7
Inventories	975.5	1,013.9
Prepaid taxes	303.7	377.6
Other current assets	43.5	44.4
Total current assets	4,748.0	5,187.7

Property and mine development, net	9,730.8	9,596.6
Ore stockpiles on leach pads	1,089.6	1,064.3
Intangible assets, net	130.5	134.7
Right-of-use assets	786.9	851.4
Deferred income tax	257.0	237.3
Equity method investment	100.1	110.8
Other non-current assets	122.1	94.6
Total assets	$16,965.0	$17,277.4

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2023- $126.7 and 2022- $120.2)	$618.5	$657.6
Accrued income taxes	213.6	138.1
Accrued workers’ participation	200.1	236.3
Accrued interest	127.1	97.1
Lease liabilities current	71.8	77.3
Other accrued liabilities	53.0	29.3
Total current liabilities	1,284.1	1,235.7

Long-term debt	6,253.8	6,251.2
Lease liabilities	715.1	774.1
Deferred income taxes	145.0	161.2
Non-current taxes payable	82.0	40.6
Other liabilities and reserves	72.5	82.4
Asset retirement obligation	604.3	585.3
Total non-current liabilities	7,872.7	7,894.8

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY (NOTE 11)
Common stock par value $0.01; shares authorized, 2023 and 2022–2,000; shares issued, 2023 and 2022–884.6	8.8	8.8
Additional paid-in capital	3,514.6	3,489.7
Retained earnings	7,361.5	7,702.3
Accumulated other comprehensive income	(9.0)	(9.0)
Treasury stock, at cost, common shares	(3,131.1)	(3,107.6)
Total Southern Copper Corporation stockholders’ equity	7,744.8	8,084.2
Non-controlling interest	63.4	62.7
Total equity	7,808.2	8,146.9
Total liabilities and equity	$16,965.0	$17,277.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
OPERATING ACTIVITIES
Net income	$622.0	$520.9	$1,987.5	$1,742.9
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	212.5	192.0	625.4	597.6
Equity earnings of affiliate, net of dividends received	0.1	0.1	10.7	(0.3)
(Gain) loss on foreign currency transaction effect	(7.4)	0.2	3.7	52.0
(Benefit) provision for deferred income taxes	(49.6)	52.6	(43.3)	84.5
Other, net	7.2	8.1	21.7	25.5
Change in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(63.1)	(1.2)	263.1	292.9
(Increase) / decrease in inventories	(2.4)	30.9	13.2	(57.9)
Increase / (decrease) in accounts payable and accrued liabilities	226.5	(24.9)	53.8	(768.6)
Decrease / (increase) in other operating assets and liabilities	104.0	(188.6)	96.3	(248.0)
Net cash provided by operating activities	1,049.8	590.1	3,032.1	1,720.6
INVESTING ACTIVITIES
Capital expenditures	(262.7)	(227.9)	(753.2)	(657.6)
(Purchase) / proceeds from sale of short-term investments, net	(246.8)	242.3	(38.8)	486.6
Other	0.5	—	0.6	—
Net cash (used in) provided by investing activities	(509.0)	14.4	(791.4)	(171.0)
FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(773.1)	(579.8)	(2,319.3)	(2,319.3)
Other, net	(2.0)	(0.3)	(6.4)	(4.0)
Net cash (used in) financing activities	(775.1)	(580.1)	(2,325.7)	(2,323.3)
Effect of exchange rate changes on cash and cash equivalents	2.4	47.0	(17.6)	(43.8)
(Decrease) / increase in cash and cash equivalents	(231.9)	71.4	(102.6)	(817.5)
Cash and cash equivalents, at beginning of period	2,199.0	2,113.1	2,069.7	3,002.0
Cash and cash equivalents, at end of period	$1,967.1	$2,184.5	$1,967.1	$2,184.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
TOTAL EQUITY, beginning of period	$7,962.6	$7,687.0	$8,146.9	$8,207.8
STOCKHOLDERS’ EQUITY, beginning of period	7,899.6	7,627.3	8,084.2	8,149.2
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	3,514.8	3,472.7	3,489.7	3,454.1
Other activity of the period	(0.2)	5.2	24.9	23.8
Balance at end of period	3,514.6	3,477.9	3,514.6	3,477.9
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the period	(2,766.8)	(2,767.1)	(2,766.9)	(2,767.2)
Used for corporate purposes	0.1	0.1	0.2	0.2
Balance at end of period	(2,766.7)	(2,767.0)	(2,766.7)	(2,767.0)
Parent Company common shares
Balance at beginning of period	(365.0)	(324.4)	(340.7)	(306.8)
Other activity, including dividend, interest and foreign currency transaction effect	0.6	(4.9)	(23.7)	(22.5)
Balance at end of period	(364.4)	(329.3)	(364.4)	(329.3)
Treasury stock balance at end of period	(3,131.1)	(3,096.3)	(3,131.1)	(3,096.3)
RETAINED EARNINGS:
Balance at beginning of period	7,516.8	7,247.3	7,702.3	7,769.7
Net earnings	619.5	519.0	1,980.2	1,736.1
Dividends declared and paid, common stock, per share, 2023- '$3.00, 2022– '$3.00	(773.1)	(579.8)	(2,319.3)	(2,319.3)
Other activity of the period	(1.6)	—	(1.6)	—
Balance at end of period	7,361.5	7,186.5	7,361.5	7,186.5
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	(9.0)	(10.1)	(9.0)	(9.4)
Other comprehensive income (loss)	—	—	—	(0.6)
Balance at end of period	(9.0)	(10.1)	(9.0)	(10.1)
STOCKHOLDERS’ EQUITY, end of period	7,744.8	7,566.8	7,744.8	7,566.8
NON-CONTROLLING INTEREST, beginning of period	63.0	59.8	62.7	58.6
Net earnings	2.5	1.9	7.3	6.8
Distributions paid	(2.1)	(0.5)	(6.6)	(4.2)
NON-CONTROLLING INTEREST, end of period	63.4	61.2	63.4	61.2
TOTAL EQUITY, end of period	$7,808.2	$7,628.0	$7,808.2	$7,628.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of September 30, 2023, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of September 30, 2023 and the results of operations, comprehensive income, cash flows and changes in equity for the three and nine months ended September 30, 2023 and 2022. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. The December 31, 2022 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2022 and notes included in the Company’s 2022 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows (in millions):

	At September 30,	At December 31,
	2023	2022
Trading securities	$246.8	$208.0
Weighted average interest rate	5.5%	4.5%

Available-for-sale	$0.3	$0.3
Weighted average interest rate	0.8%	0.8%
Total	$247.1	$208.3

Trading securities consisted of bonds issued by public companies and were publicly traded. Each financial instrument was independent of the others. The Company had the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and as of September 30, 2023, and December 31, 2022, included asset and mortgage backed obligations. As of September 30, 2023 and December 31, 2022, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Nine months ended
	September 30,				September 30,
	2023		2022		2023		2022
Trading:
Interest earned		$3.3		$3.3		$7.6		$3.9
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)	$	(*)	$	(*)

Available-for-sale:
Interest earned		(*)		(*)		(*)		(*)
Investment redeemed		$—		$—		$—		$0.1

(*) Less than $0.1 million.

NOTE 3 — INVENTORIES:

Inventories were as follows:

	At September 30,	At December 31,
(in millions)	2023	2022
Inventory, current:
Metals at average cost:
Finished goods	$54.6	$78.5
Work-in-process	282.6	330.5
Ore stockpiles on leach pads	245.1	259.7
Supplies at average cost	393.2	345.2
Total current inventory	$975.5	$1,013.9
Inventory, long-term:
Ore stockpiles on leach pads	$1,089.6	$1,064.3

During the nine months ended September 30, 2023 and 2022, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $218.0 million and $192.7 million, respectively. Leaching inventories recognized in cost of sales amounted to $207.4 million and $218.4 million for the nine months ended September 30, 2023 and 2022 respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the nine-month periods ended September 30, 2023 and 2022 consisted of (in millions):

	2023	2022
Statutory income tax provision	$985.8	$972.7
Peruvian royalty	30.2	24.7
Mexican royalty	102.5	97.9
Peruvian special mining tax	51.7	41.7
Total income tax provision	$1,170.2	$1,137.0

Effective income tax rate	36.9%	39.5%

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

Peruvian royalty and special mining tax: The Company has accrued $81.9 million and $66.4 million of royalty charge and special mining tax as part of the income tax provision for the nine months of 2023 and 2022, respectively.

Mexican mining royalty: The Company has accrued $102.5 million and $97.9 million of royalty taxes as part of the income tax provision for the nine months of 2023 and 2022, respectively.

Accounting for uncertainty in income taxes: The Company effectively settled the 2017 through 2018 IRS audit on July 20, 2023. The decrease in unrecognized tax benefits from the audit settlement had no material effect on the Company’s financial statements.

In the first nine months of 2023, the Company recorded a receivable, current liability and non-current liability for the Peruvian jurisdiction that increased the tax expense by approximately $15.8 million and a non-current liability for the Mexican jurisdiction that increased the tax expense by approximately $26.5 million. The Company’s current assets and current liability for uncertain tax positions constitute a net liability in the Peruvian jurisdiction of $25.6 million and represent anticipated cash refunds or payments within 12 months.

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

Receivable and payable balances with related parties are shown below (in millions):

	At September 30,	At December 31,
	2023	2022
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$8.6	$9.2
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	(*)	(*)
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	—	0.3
Ferrocarril Mexicano, S.A. de C.V.	(*)	(*)
Mexico Generadora de Energia S. de R.L. ("MGE")	15.3	23.4
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.1	0.2
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	—	0.1
Empresarios Industriales de Mexico, S.A. de C.V.	0.3	—
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.2	—
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
	$24.6	$33.3

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO	$9.3	$5.0
Asarco LLC	24.5	23.8
Eolica El Retiro, S.A.P.I. de C.V.	0.4	0.4
Ferrocarril Mexicano, S.A. de C.V.	9.9	5.6
Grupo Mexico Servicios	19.1	20.2
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	1.2	1.2
MGE	42.9	57.5
Mexico Compania Constructora S.A de C.V.	18.5	5.9
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.4	0.3
Mextransport	0.3	0.1
Operadora de Cinemas, S.A. de C.V.	0.2	0.2
	$126.7	$120.2

(*) Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the nine months of 2023 and 2022 (in millions):

	2023	2022
Purchase activity
Asarco LLC	$31.4	$51.9
AMMINCO	7.5	6.7
Controladora de Infraestructura Energetica S.A. de C.V	—	0.8
Eolica El Retiro, S.A.P.I. de C.V.	2.1	2.5
Ferrocarril Mexicano, S.A. de C.V.	40.1	32.5
Grupo Mexico Servicios	15.1	15.1
MGE	176.9	250.8
Mexico Proyectos y Desarrollos S.A. de C.V. and affiliates	49.4	38.9
Total purchases	$322.5	$399.2
Sales activity
Asarco LLC	$29.9	$32.2
AMMINCO	(*)	(*)
Ferrocarril Mexicano, S.A. de C.V.	—	(*)
MGE	50.9	133.6
Total sales	$80.8	$165.8

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

In the nine months of 2023, the Company donated $3.4 million to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations. In the same period of 2022, the Company donated $2.6 million to this organization.

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

The Company’s Mexican operations purchased copper cathodes, concentrate and starter sheets from Asarco LLC and also paid fees as reimbursement of freight fees. Additionally, the Company´s Mexican operations purchased power from MGE. Both companies are subsidiaries of Grupo Mexico.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying approximately 8.2% of its power output to third-party energy users, compared to 1.8% as of September 30, 2022.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro supplies approximately 14.9% of its power output to IMMSA and Mexcobre, compared to 32.5% as of September 30, 2022.

The Company sold copper starter sheets, lime and sulfuric acid to Asarco LLC. The Company´s Mexican operations received fees for transportation and administrative services that were provided to Asarco and also received fees for natural gas and services provided to MGE, a subsidiary of Grupo Mexico. Additionally, the Company´s Mexican operations received fees for rental services provided to AMMINCO.

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the nine months of 2023 and 2022 (in millions):

	2023	2022
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.5	$0.2
Mextransport	2.2	1.6
Operadora de Cinemas S.A. de C.V.	0.3	0.1
Total purchases	$3.0	$1.9

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$0.1
Empresarios Industriales de Mexico, S.A. de C.V.	0.2	—
Mextransport	1.7	1.4
Operadora de Cinemas S.A. de C.V.	0.1	0.1
Total sales	$2.1	$1.6

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

The weighted average remaining lease term for the Company’s leases is seven years, and the weighted average discount rate for these leases is 3.94%.

The operating lease expense recognized in the nine months of 2023 and 2022 was classified as follows (in millions):

Classification	2023	2022
Cost of sales (exclusive of depreciation, amortization and depletion)	$86.9	$86.5
Selling, general and administrative	0.1	0.1
Exploration	0.2	0.1
Total lease expense	$87.2	$86.7

(*) amount is lower than $0.1 million

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2023	$27.8
2024	105.7
2025	105.5
2026	105.3
2027	105.0
After 2027	520.8
Total lease payments	$970.1
Less: interest on lease liabilities	(183.2)
Present value of lease payments	$786.9

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

On July 20, 2021, the Peruvian Government published Law 31347, which requires companies in the production stage to set aside additional guarantees for progressive closure of its operations. The resources that back these guarantees will be returned to the Company when activities cease and the regulatory agency verifies that all closure measures have been satisfactorily completed. Under this Law, companies must include activities for environmental remediation within the closure schedule and assume costs associated with environmental impacts that are identified during audits. As of September 30, 2023, the regulation attached to this Law had yet to be published. The Company is currently evaluating the possible financial impact of the Law but cannot fully estimate the magnitude until the Law’s regulation is published.

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

The following table summarizes the asset retirement obligation activity for the nine months of 2023 and 2022 (in millions):

	2023	2022
Balance as of January 1	$585.3	$562.9
Changes in estimates	—	43.3
Closure payments	(0.3)	(4.9)
Accretion expense	19.3	19.5
Balance as of September 30,	$604.3	$620.8

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

The components of net periodic benefit costs for the nine months of 2023 and 2022 are as follows (in millions):

(in millions)	2023	2022
Service cost	$1.6	$1.3
Interest cost	2.6	1.7
Expected return on plan assets	(4.2)	(2.9)
Amortization of prior service cost / (credit)	0.1	0.1
Amortization of net loss/(gain)	0.3	0.3
Net periodic benefit cost	$0.4	$0.5

Post-retirement health care plans:

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net periodic benefit cost for the nine months of 2023 and 2022 are as follows (in millions):

(in millions)	2023	2022
Interest cost	$1.6	$1.2
Amortization of net loss (gain)	—	0.1
Amortization of prior service cost/ (credit)	—	(*)
Net periodic benefit cost	$1.6	$1.3

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

Environmental capital investments in the nine months of 2023 and 2022 were as follows (in millions):

	2023	2022
Peruvian operations	$5.5	$7.1
Mexican operations	72.1	35.4
	$77.6	$42.5

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defined new AQS for daily sulfur dioxide in the air. As of September 30, 2023, the Company maintains the daily average level of µg/m3 of SO2, below the requirement of the AQS.

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

In February 2019, the Mexican Supreme Court confirmed the constitutionality of an ecological tax on extractive activities carried out in the state of Zacatecas, which taxes the environmental remediation actions; emissions of certain gases to the atmosphere; emissions of polluting substances to the soil or water; and waste storage within the state. The Company determined that this environmental regulation has no impact on its financial position.

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

The Company filed a lawsuit against the closure, which was dismissed by a ruling on August 25, 2021. This ruling was challenged through a motion to reopen the case, which was submitted on September 28, 2021. On January 4, 2022, the challenge was resolved. The authority imposed two fines and ruled that the temporary closure would remain in place until the environmental impact statement is obtained. The Company intends to appeal this ruling.

The Company is not aware of the reasons or causes for this partial and temporary closure but will continue working with the environmental authorities to provide certainty that the operation is in strict compliance with environmental regulations. The Company expects the environmental authorities to suspend the partial temporary shutdown once they resolve their concerns. Currently, the Company does not expect any impact on its operations. As of September 30, 2023, the matter is pending resolution.

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

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of September 30, 2023, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. Oral arguments took place on July 19, 2019. On January 7, 2020, the Judge decided to suspend the proceedings until the del Carpio Lazo case is concluded. On March 8, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. As of September 30, 2023, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. In May 2016, the Company was included in the process after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazo case is concluded. On March 11, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. As of September 30, 2023, the case remains pending resolution.

The Gobierno Regional de Arequipa case is currently before the lower court. The Company answered the complaint on September 15, 2020. On February 8, 2021, the Judge decided to suspend the proceeding until the del Carpio Lazo case was concluded. On March 24, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On March 28, 2022, the Judge cancelled the suspension. On May 24, 2022, the parties presented their closing arguments. On March 15, 2023, the Judge dismissed the lawsuit. The plaintiff missed the chance to appeal the ruling, therefore, the Judge declared the case had concluded in favor of SCC’s Peruvian Branch. On April 20, 2023 the plaintiff appealed this ruling. As of September 30, 2023, the case is pending resolution.

The Municipalidad Distrital de Dean Valdivia case is currently before the lower court. On August 17, 2022, the Company was formally notified of the lawsuit and answered the complaint on September 2, 2022. SCC’s Peruvian Branch informed the Court the result of the del Carpio Lazo case. As of September 30, 2023, the case is pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization since 1995. Following a motion filed by the Peruvian Branch, the lower court included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. On July 2, 2022, the case was temporarily archived. On May 26, 2023, the Judge ordered termination of the proceeding due to the lack of interest of the plaintiff. On June 2, 2023, the plaintiff appealed the termination of the proceeding. On September 18, 2023, the Superior Court reversed the termination and ordered the Judge to continue the proceeding. As of September 30, 2023, the case is pending resolution.

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

Mexican operations:

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of September 30, 2023. On October 12, 2023, SEMARNAT publicly announced the filing of another criminal complaint regarding the Sonora River spill, arguing that remediation of damages to the river was incomplete and compensation for said damages was insufficient. The Company has been directed to provide information regarding remediation activities and compensation for damages. In due course, BVC will analyze this new complaint. Nonetheless, the Company strongly believes that it has duly completed all remediation and compensation-related activities as required by the competent Mexican authorities and as such, this new complaint is devoid of merits.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking monetary compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. As of September 30, 2023, three lawsuits are still pending: two were filed by Acciones Colectivas de Sinaloa,

A.C. and one by Defensa Colectiva, A.C., seeking precautionary measures in the construction of facilities to monitoring public health services and prohibiting the closure of the Rio Sonora Trust.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. In the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages. These lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria Peña Molina, et al; these actions were dismissed by the court, because they have expired. As of September 30, 2023, forty-five cases remain pending resolution.

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

Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of September 30, 2023, the remaining cases were still pending resolution.

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

Labor matters:

Peruvian operations: 68.6% of the Company's 4,456 Peruvian employees were unionized as of September 30, 2023. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

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

In June 2023, the Company held two meetings with the unions to discuss different issues of collective interest. In these meetings, the unions expressed concerns regarding the current economic situation, including the rise in the cost of living in Peru, as well as issues related to the provision of services granted by the Company. In this regard, in the third quarter of 2023, the Company released a formal response to each union where it is confirmed that there are collective labor agreements in force with each union. These agreements have regulated all the benefits related to salaries and working conditions. The Company has been complying with all its obligations under such collective labor agreements and guarantees it will continue to maintain on-going communication with the unions to ensure harmony.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement in their labor environment, as workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martin mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martin mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice. Such challenges were dismissed by the Supreme Court. Consequently, on September 6, 2021, the Federal Mediation and Arbitration Board issued a new resolution determining that, based on the documents submitted by the National Federation of Independent Unions and given the status of the strike until 2018, it was not possible to create a registry of workers holding a right to vote. Therefore, in case of a strike, any collective bargaining proceedings shall remain suspended. On June 9, 2023, the Federal Mediation and Arbitration Board, in a ruling that completely veered from its previous stance, did not recognize the common representatives of the coalition workers and consequently, ruled that the agreement which said representatives had made with the Company to lift the strike in 2018 lacked validity. Notwithstanding, on June 14, 2023, the Federal Mediation and Arbitration Board, on the occasion of the arbitration proceeding initiated at IMMSA's request, handed down a ruling that terminated the strike and ordered workers to resume activities within 15 days. The Mining Union filed a protective action (Amparo) against this resolution, which is pending resolution as of September 30, 2023.

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

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of September 30, 2023, the case was pending resolution without further developments.

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

In 2021, the Company signed social agreements with the Michiquillay and La Encañada communities. In addition, in October 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed environmental impact study for the project. In the last quarter of 2022, the Company informed MINEM that exploration activities had begun and that it initiated an in-depth assessment of existing mineral resources. In 2023, in accordance with the social agreements with the Michiquillay and La Encañada communities, the Company has hired unskilled labor and is paying for the use of surface land. The Company is supporting social programs in both communities. Additionally, the Company continues exploration activities on this project and as of September 30, 2023 it had drilled 46,500 meters and obtained 14,892 core samples, which are currently under evaluation.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $117.2 million). In relation to this commitment, the Company has completed the construction of a school with an investment of S/18.8 million (approximately $5.0 million), infrastructure projects with an investment of S/10.7 million (approximately $2.8 million) and three irrigation systems with an investment of S/4.1 million (approximately $1.1 million). Additionally, the Company has co-financed the construction of the Cularjahuira dam for S/15.6 million (approximately $4.1 million) and is preparing the engineering study for the Callazas dam for S/2.6 million (approximately $0.7 million). The Company is also building a drinking water project for S/9.6 million (approximately $2.5 million).

As the Toquepala expansion project was completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $29.8 million in its condensed consolidated financial statements as of September 30, 2023.

In addition, the Company has committed S/97.7 million (approximately $25.7 million) for the construction of a high-achievement school in the Tacna region under the “Social Investment for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs to determine how the Company can contribute to sustainable development in the region. Although the development roundtable is not currently meeting, during previous sessions it discussed the possibility of creating a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $263.4 million). While the final funding agreement has yet to be signed, the Company has already committed to contributing S/244.4 million (approximately $64.4 million) to different projects, including S/108.4 million (approximately $28.5 million) to fund an educational project for which S/106.6 million (approximately $28.1 million) has already been invested; this project is close to completion. Additionally outlays have begun to build a residual water treatment plant in Ilo, which entails a total investment of S/105.5 million (approximately $27.8 million), is currently underway and as of September 30, 2023, had advanced 19%. There are civil works ongoing and the procurement process has already started. Also, sanitation permits are under review by the Municipal authorities and the Company´s legal area. On the education front, S/18.2 million (approximately $4.8 million) has been executed to build three schools in Moquegua, all of which have been completed. Lastly, S/6.4 million (approximately ($1.7 million) has been invested to develop sidewalks in Pacocha and S/5.9 million (approximately $1.6 million) has been used for feasibility studies and other smaller-scale efforts.

In addition, the Company has committed S/143.6 million (approximately $37.8 million) to build three infrastructure projects in the Moquegua region and has financed pre-investment studies for basic sanitation for S/0.3 million (approximately $0.1 million), all of that under the “Social Investment for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Apurimac Region: The Company has committed S/81.6 million (approximately $21.5 million) to build two educational infrastructure projects under the “Social Investment for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Arequipa Region: The Company has completed the financing of the studies for a sport infrastructure project for S/0.7 million (approximately $0.2 million) and has committed S/104.3 million (approximately $27.5 million) to build two educational infrastructure projects, under the “Social Investment for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatts (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects starting on May 1, 2017 and ending on October 31, 2029.

Mexican operations:

Power purchase agreements

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 5 “Related party transactions”.

●	Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I. de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company´s Mexican operations. For further information, please see Note 5 “Related party transactions”.

●	Parque Eolico de Fenicias, S. de R.L. de C.V.: On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., an indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement is expected to become effective during the first quarter of 2024.

Corporate operations:

Commitment for capital projects

As of September 30, 2023, the Company had committed approximately $423.2 million to the development of its capital investment projects at its operations.

Tax contingency matters: Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 4 “Income taxes”).

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the nine-month period ended September 30, 2023 and 2022 is as follows (in millions):

	2023	2022
Southern Copper common shares
Balance as of January 1,	$2,766.9	$2,767.2
Used for corporate purposes	(0.2)	(0.2)
Balance as of September 30,	2,766.7	2,767.0

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	340.7	306.8
Other activity, including dividend, interest and foreign currency transaction effect	23.7	22.5
Balance as of September 30,	364.4	329.3
Treasury stock balance as of September 30,	$3,131.1	$3,096.3

Common Stock:

In September 2022, Grupo Mexico, through its wholly owned subsidiary AMC, purchased 350,000 shares of SCC’s Common Stock. With this purchase and the Company’s repurchase of shares of its Common Stock, the indirect ownership of Grupo Mexico increased to 88.92%.

Southern Copper Common Shares:

On September 30, 2023 and on December 31, 2022, there were in treasury 111,488,017 and 111,497,617 shares of SCC’s common stock, respectively.

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

	2023	2022
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(416,800)	(405,200)
Granted in the period	(9,600)	(8,800)
Total shares granted at September 30,	(426,400)	(414,000)
Remaining shares reserved	173,600	186,000

Parent Company common shares:

At September 30, 2023 and at December 31, 2022 there were in treasury 67,798,524 and 79,728,356 of Grupo Mexico’s common shares, respectively.

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

The stock based compensation expense for the nine months of 2023 and 2022 and the unrecognized compensation expense under this plan were as follows (in millions):

	2023	2022
Stock based compensation expense	$—	$0.5
Unrecognized compensation expense	$—	$0.5

The plan ended in January 2023.

The following table presents the activity of this plan for the nine months of 2023 and 2022:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2023	845,895	$2.63
Granted	—	—
Exercised	(801,056)	$2.63
Forfeited	—	—
Outstanding shares at September 30, 2023	44,839	$2.63
Outstanding shares at January 1, 2022	867,234	$2.63
Granted	—	—
Exercised	(21,339)	$2.63
Forfeited	—	—
Outstanding shares at September 30, 2022	845,895	$2.63

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

The stock based compensation expense for the nine months of 2023 and 2022 and the unrecognized compensation expense under this plan were as follows (in millions):

	2023	2022
Stock based compensation expense	$0.5	$0.5
Unrecognized compensation expense	$1.6	$2.6

The following table presents the stock award activity of this plan for the nine months of 2023 and 2022:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2023	2,754,506	$1.86
Granted	—	—
Exercised	(770,017)	$1.86
Forfeited	—	—
Outstanding shares at September 30, 2023	1,984,489	$1.86
Outstanding shares at January 1, 2022	3,173,924	$1.86
Granted	—	—
Exercised	(312,907)	$1.86
Forfeited	—	—
Outstanding shares at September 30, 2022	2,861,017	$1.86

Non-controlling interest:

The following table presents the non-controlling interest activity for the nine months of 2023 and 2022 (in millions):

	2023	2022
Balance as of January 1,	$62.7	$58.6
Net earnings	7.3	6.8
Dividend paid	(6.6)	(4.2)
Balance as of September 30,	$63.4	$61.2

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table, which provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022 (in millions):

	At September 30, 2023		At December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	6,202.6	5,892.7	6,200.0	6,372.6
Long-term debt level 2	51.2	54.3	51.2	54.2
Total long-term debt	$6,253.8	$5,947.0	$6,251.2	$6,426.8

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of September 30, 2023 and December 31, 2022 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$246.8	$246.8	$—	$—
—Available-for-sale debt securities:
Asset backed securities	0.1	—	0.1	—
Mortgage backed securities	0.2	—	0.2	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	776.6	776.6	—	—
Molybdenum	356.4	356.4	—	—
Total	$1,380.1	$1,379.8	$0.3	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$208.0	$208.0	$—	$—
—Available-for-sale debt securities:
Asset backed securities	0.1	—	0.1	—
Mortgage backed securities	0.2	—	0.2	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	1,052.0	1,052.0	—	—
Molybdenum	456.9	456.9	—	—
Total	$1,717.2	$1,716.9	$0.3	$—

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

NOTE 13 — REVENUE:

The Company’s net sales were $2,505.6 million and $7,600.2 million in the three and nine months ended September 30, 2023, compared to $2,156.9 million and $7,227.6 million in the same period of 2022. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended September 30, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$712.6	$113.1	$—	(36.6)	$789.1
United States	257.4	—	144.7		402.1
Peru	—	9.6	113.1	(9.6)	113.1
Brazil	—	9.3	91.0		100.3
Chile	—	—	90.9		90.9
Other American countries	13.1	—	5.7		18.8
Europe:
Switzerland	81.7	8.6	146.7		237.0
Italy	0.5	3.6	95.9		100.0
Spain	106.8	—	18.3		125.1
Other European countries	35.7	5.7	64.9		106.3
Asia:
China	166.7	0.4	25.8		192.9
Singapore	45.3	3.2	64.2		112.7
Japan	15.5	—	74.0		89.5
Other Asian countries	26.9	0.1	0.8		27.8
Total	$1,462.2	$153.6	$936.0	$(46.2)	$2,505.6

	Three Months Ended September 30, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$414.7	$103.8	$—	$(30.9)	$487.6
United States	333.9	11.4	86.4	—	431.7
Peru	(19.7)	—	126.6	11.4	118.3
Brazil	—	16.1	104.5	—	120.6
Chile	10.4	—	91.2	—	101.6
Other American countries	10.8	1.2	7.7	—	19.7
Europe:
Switzerland	123.9	10.9	161.6	—	296.4
Italy	—	6.2	74.3	—	80.5
Spain	90.2	—	(3.0)	—	87.2
Other European countries	49.0	9.6	42.9	—	101.5
Asia:
China	101.9	—	18.1	—	120.0
Singapore	48.1	(0.1)	14.1	—	62.1
Japan	9.2	—	84.6	—	93.8
Other Asian countries	29.1	0.1	6.7	—	35.9
Total	$1,201.5	$159.2	$815.7	$(19.5)	$2,156.9

	Nine Months Ended September 30, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,902.9	$368.0	$—	$(105.5)	$2,165.4
United States	851.9	8.6	397.0		1,257.5
Peru	—	17.4	386.5	(17.5)	386.4
Brazil	—	24.7	267.1		291.8
Chile	(8.4)	—	260.5		252.1
Other American countries	33.3	0.6	20.7		54.6
Europe:
Switzerland	393.0	20.6	431.2		844.8
Italy	0.7	13.1	306.3		320.1
Spain	319.3	—	37.8		357.1
Other European countries	109.4	16.5	162.1		288.0
Asia:
China	459.3	1.4	84.4		545.1
Singapore	154.2	3.2	173.4		330.8
Japan	107.6	—	313.3		420.9
Other Asian countries	77.1	0.2	8.3		85.6
Total	$4,400.3	$474.3	$2,848.6	$(123.0)	$7,600.2

	Nine Months Ended September 30, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,390.8	$356.8	$—	$(114.9)	$1,632.7
United States	1,237.2	37.8	282.3	—	1,557.3
Peru	158.6	—	459.6	(166.6)	451.6
Brazil	—	25.7	319.3	—	345.0
Chile	10.9	—	276.2	—	287.1
Other American countries	28.5	2.2	22.3	—	53.0
Europe:
Switzerland	450.2	33.8	517.8	—	1,001.8
Italy	1.3	13.9	196.5	—	211.7
Spain	290.5	—	36.8	—	327.3
Other European countries	90.9	24.0	143.1	—	258.0
Asia:
China	308.8	—	18.1	—	326.9
Singapore	53.5	8.4	99.1	—	161.0
Japan	51.8	—	379.6	—	431.4
Other Asian countries	111.7	0.4	70.7	—	182.8
Total	$4,184.7	$503.0	$2,821.4	$(281.5)	$7,227.6

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,118.1	$23.7	$755.0	$(22.2)	$1,874.6
Molybdenum	230.3	—	112.8	—	343.1
Silver	62.4	40.1	23.5	(22.0)	104.0
Zinc	—	69.8	—	0.2	70.0
Other	51.4	20.0	44.7	(2.2)	113.9
Total	$1,462.2	$153.6	$936.0	$(46.2)	$2,505.6

	Three Months Ended September 30, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$950.4	$11.9	$650.8	$(3.1)	$1,610.0
Molybdenum	131.9	—	80.7	—	212.6
Silver	53.8	28.0	20.0	(14.2)	87.6
Zinc	—	100.9	—	0.1	101.0
Other	65.4	18.4	64.2	(2.3)	145.7
Total	$1,201.5	$159.2	$815.7	$(19.5)	$2,156.9

	Nine Months Ended September 30, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$3,501.4	$65.1	$2,294.9	$(56.5)	$5,804.9
Molybdenum	561.5	—	337.6		899.1
Silver	181.9	121.1	74.2	(59.4)	317.8
Zinc	—	224.6	—	0.5	225.1
Other	155.5	63.5	141.9	(7.6)	353.3
Total	$4,400.3	$474.3	$2,848.6	$(123.0)	$7,600.2

	Nine Months Ended September 30, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$3,432.8	$62.3	$2,282.6	$(215.0)	$5,562.7
Molybdenum	388.1	—	298.5	—	686.6
Silver	178.6	101.8	68.4	(56.6)	292.2
Zinc	—	281.5	—	(0.9)	280.6
Other	185.2	57.4	171.9	(9.0)	405.5
Total	$4,184.7	$503.0	$2,821.4	$(281.5)	$7,227.6

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of September 30, 2023:
Trade receivables	$684.3	$49.0	$397.7	$—	$1,131.0
Related parties, current	24.2	4.1	0.5	(4.2)	24.6

As of December 31, 2022:
Trade receivables	$788.1	$60.0	$546.0	$—	$1,394.1
Related parties, current	31.1	0.1	0.1	2.0	33.3

As of September 30, 2023, the Company has long-term contracts with promises to deliver the following products in 2023:

Copper concentrates (in tonnes)	145,000
Copper cathodes (in tonnes)	48,000
Molybdenum concentrates (in tonnes)	19,290
Sulfuric acid (in tonnes)	413,672

Provisionally priced sales: At September 30, 2023, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the September 30, 2023 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at September 30, 2023:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	207.9	3.74	October 2023 through February 2024
Molybdenum	15.8	22.50	October 2023 through January 2024

The provisional sales price adjustment included in accounts receivable and net sales as of September 30, 2023 includes negative adjustments of $11.8 million for copper and $16.8 million for molybdenum.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended September 30, 2023
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,462.2	$107.4	$936.0	$—	$2,505.6
Intersegment sales		46.2		(46.2)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	591.6	133.3	490.9	(40.1)	1,175.7
Selling, general and administrative	18.9	2.6	9.4	1.8	32.7
Depreciation, amortization and depletion	96.9	16.8	88.6	10.2	212.5
Exploration	1.9	2.1	8.1	3.4	15.5
Operating income	$752.9	$(1.2)	$339.0	$(21.5)	1,069.2
Less:
Interest, net					(60.7)
Other income (expense)					8.9
Income taxes					(395.3)
Equity earnings of affiliate					(0.1)
Non-controlling interest					(2.5)
Net income attributable to SCC					$619.5
Capital investment	$141.5	$40.1	$76.1	$5.0	$262.7
Property and mine development, net	$4,634.3	$727.4	$3,616.2	$752.9	$9,730.8
Total assets	$8,531.7	$1,153.6	$4,643.2	$2,636.5	$16,965.0

	Three Months Ended September 30, 2022
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,201.5	$128.2	$815.7	$—	$2,145.4
Intersegment sales	—	31.0	—	(19.5)	11.5
Cost of sales (exclusive of depreciation, amortization and depletion)	702.8	141.1	511.2	(217.2)	1,137.9
Selling, general and administrative	18.6	2.7	7.5	1.3	30.2
Depreciation, amortization and depletion	96.6	15.1	70.1	10.3	192.0
Exploration	0.6	1.7	3.3	4.0	9.6
Operating income	$382.9	$(1.4)	$223.6	$182.1	787.2
Less:
Interest, net					(76.4)
Other income (expense)					38.7
Income taxes					(228.5)
Equity earnings of affiliate					(0.1)
Non-controlling interest					(1.9)
Net income attributable to SCC					$519.0
Capital investment	$103.2	$37.8	$87.8	$(0.9)	$227.9
Property and mine development, net	$4,544.7	$644.1	$3,689.8	$675.9	$9,554.5
Total assets	$8,318.9	$1,079.8	$4,687.2	$2,997.3	$17,083.2

	Nine Months Ended September 30, 2023
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$4,400.3	$351.3	$2,848.6	$—	$7,600.2
Intersegment sales	—	123.0	—	(123.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,781.9	411.5	1,442.7	(118.5)	3,517.6
Selling, general and administrative	51.7	7.9	27.9	6.6	94.1
Depreciation, amortization and depletion	288.1	51.6	253.0	32.7	625.4
Exploration	4.6	6.0	20.2	8.7	39.5
Operating income	$2,274.0	$(2.7)	$1,104.8	$(52.5)	3,323.6
Less:
Interest, net					(180.5)
Other income (expense)					24.9
Income taxes					(1,170.2)
Equity earnings of affiliate					(10.3)
Non-controlling interest					(7.3)
Net income attributable to SCC					$1,980.2
Capital investment	$406.3	$102.6	$232.5	$11.8	$753.2
Property and mine development, net	$4,634.3	$727.4	$3,616.2	$752.9	$9,730.8
Total assets	$8,531.7	$1,153.6	$4,643.2	$2,636.5	$16,965.0

	Nine Months Ended September 30, 2022
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$4,184.7	$388.1	$2,821.4	$—	$7,394.2
Intersegment sales	—	114.9	—	(281.5)	(166.6)
Cost of sales (exclusive of depreciation, amortization and depletion)	1,915.3	386.1	1,560.8	(419.9)	3,442.3
Selling, general and administrative	49.5	7.5	26.0	8.4	91.4
Depreciation, amortization and depletion	289.2	40.8	237.8	29.8	597.6
Exploration	1.7	4.0	14.1	10.7	30.6
Operating income	$1,929.0	$64.6	$982.7	$89.5	3,065.7
Less:
Interest, net					(240.5)
Other income (expense)					54.4
Income taxes					(1,137.0)
Equity earnings of affiliate					0.3
Non-controlling interest					(6.8)
Net income attributable to SCC					$1,736.1
Capital investment	$288.9	$115.1	$248.6	$5.0	$657.6
Property and mine development, net	$4,544.7	$644.1	$3,689.8	$675.9	$9,554.5
Total assets	$8,318.9	$1,079.8	$4,687.2	$2,997.3	$17,083.2

NOTE 15 — SUBSEQUENT EVENTS:

Dividends:

On October 19, 2023, the Board of Directors authorized a dividend of $1.00 per share payable on November 22, 2023 to shareholders of record at the close of business on November 8, 2023.

The Accidental Spill at Buenavista Mine of 2014 update:

In relation to the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, on October 12, 2023, SEMARNAT publicly announced the filing of another criminal complaint, arguing that remediation of damages to the river was incomplete and compensation for said damages was insufficient. The Company has been directed to provide information regarding remediation activities and compensation for damages. In due course Buenavista del Cobre S.A. de C.V. will analyze this new complaint. Nonetheless, the Company strongly believes that it has duly completed all remediation and compensation-related activities as required by the competent Mexican authorities and as such, this new complaint is devoid of merit.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the third quarter of 2023, approximately 74.8% of our revenue came from the sale of copper; 13.7% from molybdenum; 4.2% from silver; 2.8% from zinc; and 4.6% from various other products, including gold, sulfuric acid, and other materials.

●	Copper: In the third quarter of 2023, the LME copper price increased from an average of $3.51 per pound in the third quarter of 2022 to $3.79 (+8.0%), reflecting the uncertainty that involves basic metals markets due to the slow recovery of the Chinese economy, a recession in Europe and a soft landing or minor recession in the US.

At this point we see the following factors affecting the copper market:

●	The most relevant market intelligence houses for the copper market are now expecting a market in surplus of about 170,000 tons for 2023.
●	Even though copper inventories (LME + Comex + Shanghai+ BWChina), are still at a very low level, they have increased from 235,000 tons in June to 292,000 in September.
●	A stronger than expected U.S. dollar is reducing copper and other metals prices expressed in the greenback.

It is important to emphasize that copper plays a leading role in the global shift to clean energy, which correlates positively with our assertion that the underlying demand for copper will be strong in the long-term. In this scenario, we believe the current cycle of low prices should be short-lived.

●	Molybdenum: Accounted for 13.7% of our sales in the third quarter of 2023 and is currently our most important by-product. Molybdenum prices averaged $23.59 per pound in the third quarter of 2023, compared to $16.00 in the same period of 2022, reflecting an increase of 47.4%.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness and corrosion and heat resistance. New uses for this metal are associated with lubricants, sulfur filtering of heavy oils and shale gas production.

For the short term, we believe molybdenum prices will have good support due to a market deficit and higher demand coming from the aerospace and defense industries.

●	Silver: Represented 4.2% of our sales in the third quarter of 2023. We believe that the prices for silver will be supported by intensive level of industrial use.

●	Zinc: Represented 2.8% of our sales in the third quarter of 2023, with an average price of $1.10 per pound in the quarter, down 25.7% from the third quarter of 2022.

●	Production: For 2023, we expect to produce 917,700 tonnes of copper, an increase of 2.6% over 2022’s final print. This growth will unfold as we get Peruvian production back on track and will be accompanied by new production at our Mexican operations through our Pilares Concentrator project.

We also expect to produce 25,900 tonnes of molybdenum, which represents a decrease of 1.1% over our 2022 production level. In 2023, we expect to produce 19.3 million ounces of silver, an increase of 3.8% compared to 2022 production level. Additionally, we expect to produce 64,200 tonnes of zinc from our mines, which represents an increase of 7.0% over our 2022 production level. This growth will be driven by the recovery of the IMMSA mines production, where better ore grade areas have been identified. For 2024 and on we expect to produce over 124,900 tonnes of zinc per year.

●	Capital Investments: In the nine months of 2023, we spent $753.2 million on capital investments; this represented 38.4% of net income and an increase of 14.5% compared to the amount registered for the same period in 2022.

CYBERSECURITY

Our organization continues to maintain a strong commitment to cybersecurity. It is relevant to highlight that in the third quarter of 2023, there have been no material cybersecurity incidents.

As the cybersecurity landscape continues to evolve, we have observed several notable trends. This quarter, we have witnessed an increase in the sophistication of cyberattacks, emphasizing the importance of maintaining a strong defensive posture.

Our cybersecurity strategy remains agile and adaptable to address these emerging trends. We´re fortifying our controls and security measures, and also working to improve employee training for early threat detection.

We have also conducted a review of our security posture, with a particular focus on proactive risk identification. Our information security culture remains fundamental and is being further strengthened.

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

Earnings: The table below highlights key financial and operational data of our Company for the three and nine months ended September 30, 2023 and 2022 (in millions, except copper price, percentages and per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Copper price LME	3.79	3.51	0.28	8.0%	3.90	4.12	(0.22)	(5.3)%
Pounds of copper sold	495.4	518.6	(23.2)	(4.5)%	1,482.5	1,407.7	74.8	5.3%
Net sales	$2,505.6	$2,156.9	$348.7	16.2%	$7,600.2	$7,227.6	$372.6	5.2%
Operating income	$1,069.2	$787.2	$282.0	35.8%	$3,323.6	$3,065.7	$257.9	8.4%
Net income attributable to SCC	$619.5	$519.0	$100.5	19.4%	$1,980.2	$1,736.1	$244.1	14.1%
Earnings per share	$0.80	$0.67	$0.13	19.4%	$2.56	$2.25	$0.31	13.8%
Dividends per share	$1.00	$0.75	$0.25	33.3%	$3.00	$3.00	$—	—%

Net sales in the third quarter of 2023 sales increased 16.2% compared to the same period in 2022. This growth was primarily due to higher metal prices, given that prices were up for copper (+8.0% LME), molybdenum (+47.4%), and silver (+23.6%). Additionally, there was an increase in sales volumes for molybdenum (+12.5%). The favorable trend, however, was partially offset by a decrease in the sales volumes of copper (-4.5%), silver (-7.2%), and zinc (-10.8%). Furthermore, zinc (-25.7%) prices declined.

Net income attributable to SCC in the third quarter of 2023 was 19.4% higher than in the same period of 2022. This increase was mainly attributable to the 16.2% growth in sales, which was primarily driven by higher prices for metals this quarter. This effect was slightly offset by an uptick in operating costs.

Net sales in the first nine months of 2023 recorded a 5.3% increase compared to the same period in 2022. This growth was primarily attributable to an uptick in sales volume of copper (+5.3%), molybdenum (+1.1%) and zinc (+1.4%) and to higher prices for molybdenum (+43.6%) and silver (+7.0%). However, this positive trajectory was partially offset by a drop in copper (-5.3% LME) and zinc (-26.1%) prices and by a reduction in sales volumes of silver (-0.4%).

Net income attributable to SCC for the first nine months of 2023 increased14.1% compared to the same period in 2022. This growth was mainly due to higher net sales, driven by an uptick in sales volumes of copper, molybdenum, and zinc. Higher molybdenum and silver prices also contributed to the increase. Despite declines in silver sales and fluctuations in copper and zinc prices, effective cost control and operational efficiency positively influenced the outcome.

Production: The table below highlights our mine production data for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,				Nine months ended September 30,
	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Copper (in million pounds)	498.5	508.2	(9.7)	(1.9)%	1,492.4	1,440.6	51.8	3.6%
Molybdenum (in million pounds)	15.1	13.4	1.7	12.6%	43.3	43.0	0.3	0.8%
Silver (in million ounces)	4.4	4.9	(0.5)	(10.0)%	13.6	13.6	—	—%
Zinc (in million pounds)	35.9	32.8	3.1	9.4%	107.1	98.7	8.4	8.6%

The table below highlights our mine production data for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper (in million pounds):	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Toquepala	123.3	109.4	13.9	12.6%	353.8	320.2	33.6	10.5%
Cuajone	74.7	92.7	(18.0)	(19.4)%	238.5	215.2	23.3	10.8%
La Caridad	61.3	60.8	0.5	0.8%	179.1	183.7	(4.6)	(2.5)%
Buenavista	233.6	239.7	(6.1)	(2.5)%	705.4	706.3	(0.9)	(0.1)%
IMMSA	5.6	5.6	—	—%	15.6	15.2	0.4	2.8%
Total mined copper	498.5	508.2	(9.7)	(1.9)%	1,492.4	1,440.6	51.8	3.6%

Third quarter: Mined copper production in the third quarter of 2023 decreased 1.9%, driven by lower production due to lower ore grades. Production at our Cuajone mine was down due to lower ore grades. Declines were also recorded at our Buenavista and IMMSA operations. The aforementioned was partially offset by higher production at our Toquepala (+12.6%) and La Caridad (+0.8%) mines in quarter-on-quarter terms, as a result of better ore grades.

Molybdenum production increased 12.6% in the third quarter of 2023 compared to the levels registered in the third quarter of 2022. This was attributable to higher production at our La Caridad (+37.8%), Toquepala (+14.7%) and Buenavista (+0.6%) mines, which was mainly driven by an increase in grades and recoveries. This effect was mainly offset by a reduction in production at our Cuajone (-28.8%) mine, which was largely driven by a drop in ore grades and recoveries.

Silver mine production decreased 10.0% in the third quarter of 2023 compared to the same period of 2022. This was attributable to lower production at our Cuajone (-23.5%), Buenavista (-18.3%), IMMSA (-7.5%) and La Caridad (-4.0%) operations in quarter-on-quarter terms. This was slightly offset by higher production at our Toquepala (+13.0%) mine.

Zinc production increased 9.4% in the third quarter of 2023 compared to the same period in 2022. This result was mainly attributable to a rise in mineral production at the Charcas and Santa Barbara units, which was partially offset by a decrease in production at the San Martin mine.

Nine months: Mined copper production in the nine months of 2023 rose 3.6%. This increase was mainly attributable to production at our Toquepala (+10.5%), Cuajone (+10.8%) and IMMSA (+2.8%) operations due to higher ore grades. Production at our La Caridad (-2.5%) and Buenavista (-0.1%) operations decreased in the same period, which reflected lower ore grades and recoveries.

Molybdenum production increased 0.8% in the nine months of 2023 compared to the same period in 2022; this was mainly due to higher production at our La Caridad (+21.2%), Cuajone (11.6%) and Buenavista (+3.4%) operations. This was partially offset by lower production at the Toquepala (-29.7%) mine.

Silver mine production in the nine months of 2023 mirrored those seen over the same period in 2022. This result reflects an uptick in production of the increase at our Toquepala (+16.4%) and Cuajone (+9.7%) mines, which was fully offset by lower production at our Buenavista (-6.5%), La Caridad (-4.0%) and IMMSA (-2.0%) operations.

Zinc production increased 8.6% in the nine months of 2023 due to an increase in production at our Santa Barbara and Charcas mines, principally due to higher grades.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three and nine months ended September 30, 2023 and 2022:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Total operating cash cost before by‑product revenues	$1,073.0	$1,005.6	$67.4	6.7%	$3,120.3	$2,794.5	$325.8	11.7%
Total by‑product revenues	$(604.3)	$(501.1)	$(103.2)	20.6%	$(1,752.3)	$(1,549.9)	$(202.4)	13.1%
Total operating cash cost net of by‑product revenues	$468.7	$504.5	$(35.8)	(7.1)%	$1,368.0	$1,244.6	$123.4	9.9%
Total pounds of copper produced(2)	478.3	487.8	(9.5)	(1.9)%	1,435.7	1,388.5	47.2	3.4%
Operating cash cost per pound before by‑product revenues	$2.24	$2.06	$0.18	8.7%	$2.17	$2.01	$0.16	8.0%
By‑products per pound revenues	$(1.26)	$(1.03)	$(0.23)	22.3%	$(1.22)	$(1.11)	$(0.11)	9.9%
Operating cash cost per pound net of by‑product revenues	$0.98	$1.03	$(0.05)	(4.9)%	$0.95	$0.90	$0.05	5.6%
(1)	These are non-GAAP measures. Please see page 56 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

In the third quarter of 2023, our per-pound cash cost, excluding by-product revenues, rose by 8.7% compared to the same period in 2022. This growth was primarily driven by an increase in production costs and treatment and refining charges. Our cash cost per pound net of by-product revenue for the third quarter of 2023 decreased 4.9% when compared to the same period of 2022. This improvement was attributable to an increase in by-product revenue credits this quarter.

For the nine months ending September 30, 2023, our per-pound cash cost before by-product revenues was 8.0% higher than in the same period of 2022. This increase was mainly driven by higher production costs and treatment and refining charges. This was slightly offset by the unit cost effect generated by an increase in pounds of copper produced. Additionally, the operating cash cost per pound of copper net of by-product revenue represented an increase of 5.6% compared to the $0.90 reported in the same period of 2022. These results were mainly driven by higher production costs and were, slightly offset by an increase in by-product revenue credits and by the unit cost effect generated by an increase in pounds of copper produced.

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

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$32.5	$8.0	$7.0	$3.1

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

Capital Investment Programs: We made capital investments of $753.2 million in the nine months of 2023, compared to $657.6 million in the same period of 2022. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects by utilizing cash on hand; internally generated funds and additional external financing. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy and market conditions.

Projects in Mexico:

Buenavista Zinc - Sonora: This project is located within the Buenavista deposit, where we have built a new concentrator plant. This facility has a production capacity of 100,000 tonnes of zinc and 20,000 tonnes of copper per year. When operating, the concentrator will double the Company’s zinc production capacity and will provide more than 2,000 jobs on the operating front.

Project update: the capital budget for the project is $413 million, most of which has already been invested. Progress is 99%; we have initiated the commissioning process. The ramping up of the plant, initially scheduled to conclude in the fourth quarter of 2023, has been pushed back to the first quarter of 2024 given that the concentrator requires technical adjustments.

Pilares - Sonora: Located six kilometers from La Caridad, this project consists of an open-pit mine operation with an annual production capacity of 35,000 tonnes of copper in concentrate. This project will significantly improve the overall mineral ore grade (considering the 0.78% expected from Pilares with 0.29% from La Caridad).

Project update: The budget for Pilares is $176 million, of which $144 million has been invested. Pilares is currently operating and delivering copper ore to the Caridad operation.

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

Project update: The results from experimental pads in the leaching process have confirmed adequate levels of copper recovery and we are evaluating different options to improve the same. The basic engineering study has been completed and the Company is engaging in project development and onsite environmental activities. Project engineering is being developed by an external engineering and technology company. Mine life is estimated at 13 years.

Lime plant - Sonora: As part of our cost improvement projects, we built a new lime plant with a production capacity of 600 metric tonnes per day, which will be the largest lime plant of Mexico. This facility will allow us to reduce to approximately 50% our current lime cost at our Mexican operations. The total budget for the plant is $79.4 million, of which we have invested $65.2 million as of September 30, 2023. The furnace of the plant started operations in the second quarter of 2022, complying with the performance tests.

Projects in Peru:

Quebrada Honda dam expansion – Tacna: This project aims to enlarge the main and lateral dams in Quebrada Honda and includes the relocation and repowered of some facilities due to dam growth and implementation of other facilities for water recovery, among other factors. As of September 30, 2023, the drainage works and removal of Eolic material for the main and lateral dam, as well as complementary operational works had been completed. We expect to install two cyclone nests for the main dam in the second half of the year and intend to build the implementation of administrative facilities. This project has a total budget of $165.0 million, of which we have invested $152.2 million as of September 30, 2023.

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

Los Chancas - Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates of indicated copper mineral resources are 98 million tonnes of oxides with a copper content of 0.45% and 52 million tonnes of sulfides with a copper content of 0.59%. The Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to produce 130,000 tonnes of copper and 7,500 tonnes of molybdenum annually. The estimated capital investment is $2,600 million and the project is expected to be in operation in 2030. We continue to engage in social and environmental improvements for the local communities and work on the project´s environmental impact assessment.

Project update: As of September 30, 2023, the Company has held talks with representatives of the Tiaparo Community to acquire part of the land required for the project. Simultaneously, we continue to work with the Peruvian authorities to eliminate illegal mining activities at our concession. SCC will initiate hydrogeological and geotechnical studies soon to gather additional information on the characteristics of the Los Chancas deposit.

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

Project update: In 2023, in accordance with our social agreements with the Michiquillay and La Encañada communities, the Company has hired unskilled labor and is paying for the use of surface land. We are also supporting social programs in both communities. Simultaneously, exploration activities are underway. As of September 30, 2023, we had drilled 46,500 meters and obtained 14,892 core samples, which are currently under evaluation.

The above information is based on estimates only. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ENVIRONMENTAL, SOCIAL AND CORPORATE GOVERNANCE (“ESG”) PRACTICES

Investments that transcend. We are building drinking water infrastructure to remedy shortages in Cananea and Nacozari communities in Sonora, Mexico; approximately 75 thousand residents will benefit from these initiatives. This effort is aligned with our policies and commitment for sustainable development and is part of the $77 million that we have invested in Mexico and Peru over the last 5 years.

Innovation in the use and efficiency of water. We are currently recovering about six thousand cubic meters of water per day through the new tailings filtering plant in Quebrada Honda, Peru, which is equivalent to 0.6 m3 of water per ton of tailings. With a design capacity of 10,000 tons/day and an investment of $27 million to date, this dam filter is the largest tailings processing unit of its kind in the market.

Focus on prevention and risk management. In September 2023, our Buenavista del Cobre unit in Sonora received “Safe and Healthy Work Environments” (“ELSSA”) recognition from the Mexican government after successfully passing an audit conducted by the Mexican Social Security Institute. All of our other Mexican units also hold this recognition, which is awarded to companies that implement effective strategies and preventive actions for occupational health and safety.

We continue to make progress with our Critical Risk Registry and the performance of the controls in place to prevent or mitigate undesirable events have improved. To this goal, we require the heads of each operating unit to be involved in the process of establishing and continuously monitoring controls. All results are reported to managing executives on a monthly basis to facilitate supervision and subsequent monitoring by the Board of Directors.

Innovation in climate change mitigation. In September 2023, Southern Peru received the 2023 National Mining Award in the Mining Economy category within the framework of PERUMIN 36 Mining Convention held in Arequipa, Peru. The winning study “Integration scenarios of renewable electricity generation systems in the mining sector of Peru by 2050”, prepared by Eng. Rolando Jesus Claros, from the Power System area, proposes the use of clean and renewable energy sources as part of the global energy transition process. Southern Copper aims to achieve net-zero emissions by 2050.

Disclosure, transparency, and accountability. To provide more clarity regarding Southern Copper's performance on ESG issues, we have published a supplement to the 2022 Sustainable Development Report and have also incorporated new topics on our sustainable development page to address biodiversity, our people, human rights and the supply chain.

At the behest of our investors, we have expanded our responses to the CDP questionnaires to include the “Forests” questionnaire. This information complements responses to our “Climate change” and “Water security” questionnaires, which have been available since 2016 and 2022 respectively.

From loss to gain: A journey of environmental restoration. Year to date, we have reforested 3 times the area impacted in the same period (1,398 hectares replanted versus 424 hectares impacted). Additionally, we have implemented efforts to retain 10,722 tons of soil that would have otherwise been lost to erosion in the state of Sonora, Mexico. These actions are within the framework of our strategy to achieve zero net deforestation and generate a net positive impact on biodiversity, particularly in areas close to our operations.

Harmony and human development in communities where we operate. Residents of the communities near our operations are highly active in the social programs we offer. To date, we have recorded 170,000 participations in this program, which is a 7% increase from the previous year. One of our most noteworthy efforts, the Youth Orchestras and Choirs program, recently celebrated its fifth year in Nacozari de Garcia, Sonora and is now present in 11 communities with 1,596 students in Mexico and Peru. To date, eight out of ten of our alumni pursue a bachelor´s degree, with 2% choosing music as their life project.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Statement of Earnings Data	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Net sales	$2,505.6	$2,156.9	$348.7	$16.2%	$7,600.2	$7,227.6	$372.6	$5.2%
Operating costs and expenses	(1,436.4)	(1,369.7)	(66.7)	4.9%	(4,276.6)	(4,161.9)	(114.7)	2.8%
Operating income	1,069.2	787.2	282.0	35.8%	3,323.6	3,065.7	257.9	8.4%
Non‑operating income (expense)	(51.8)	(37.7)	(14.1)	37.4%	(155.6)	(186.1)	30.5	(16.4)%
Income before income taxes	1,017.4	749.5	267.9	35.7%	3,168.0	2,879.6	288.4	10.0%
Income taxes	(395.3)	(228.5)	(166.8)	73.0%	(1,170.2)	(1,137.0)	(33.2)	2.9%
Equity earnings of affiliate	(0.1)	(0.1)	—	—%	(10.3)	0.3	(10.6)	(3,533.3)%
Net income attributable to non‑controlling interest	(2.5)	(1.9)	(0.6)	31.6%	(7.3)	(6.8)	(0.5)	7.4%
Net income attributable to SCC	$619.5	$519.0	$100.5	$19.4%	$1,980.2	$1,736.1	$244.1	$14.1%

NET SALES

In the third quarter of 2023, net sales increased 16.2% compared to the same period in 2022. This growth was driven by higher metal prices, with copper prices rising by 8.0% according to the London Metal Exchange (LME), molybdenum prices surging by 47.4%, and silver prices experiencing a notable increase of 23.6%. Additionally, an increase in sales volumes for molybdenum by 12.5% contributed to this growth. However, these positive factors were partially offset by decreased sales volumes of copper (- 4.5%), silver (- 7.2%) and zinc (- 10.8%). Furthermore, zinc prices declined by 25.7%.

In the nine months of 2023, net sales experienced a 5.2% increase compared to the same period in 2022. This growth was primarily driven by an upswing in sales volumes for copper (+5.3%), molybdenum (+1.1%), and zinc (+1.4%). Notably, substantial increases in molybdenum prices (+43.6%) and silver prices (+7.0%) significantly contributed to this positive performance. However, these favorable elements were partially offset by a decrease in copper prices (-5.3% - LME) and zinc prices (-26.1%). Additionally, there was a marginal reduction in sales volumes of silver (-0.4%).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Copper price ($per pound—LME)	$3.79	$3.51	8.0%	$3.90	$4.12	(5.3)%
Copper price ($per pound—COMEX)	$3.77	$3.50	7.7%	$3.90	$4.12	(5.3)%
Molybdenum price ($per pound)(1)	$23.59	$16.00	47.4%	$25.50	$17.76	43.6%
Zinc price ($per pound—LME)	$1.10	$1.48	(25.7)%	$1.22	$1.65	(26.1)%
Silver price ($per ounce—COMEX)	$23.60	$19.10	23.6%	$23.46	$21.93	7.0%
(1)	Platts Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales as a percentage of total net sales	2023	2022	2023	2022
Copper	74.8%	74.6%	76.4%	77.0%
Molybdenum	13.7%	9.9%	11.8%	9.5%
Silver	4.2%	4.1%	4.2%	4.0%
Zinc	2.8%	4.7%	3.0%	3.9%
Other by‑products	4.5%	6.7%	4.6%	5.6%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product for three and nine months ended September 30, 2023 and 2022. The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales (million pounds)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Refined (including SX‑EW)	289.0	277.3	11.7	4.2%	824.9	775.3	49.6	6.4%
Rod	84.7	101.3	(16.6)	(16.4)%	258.8	329.0	(70.2)	(21.3)%
Concentrates and other	121.7	140.0	(18.3)	(13.1)%	398.8	303.4	95.4	31.4%
Total	495.4	518.6	(23.2)	(4.5)%	1,482.5	1,407.7	74.8	5.3%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
Copper Sales by product type	2023	2022	2023	2022
Refined (including SX‑EW)	58.3%	53.5%	55.6%	55.1%
Rod	17.1%	19.5%	17.5%	23.4%
Concentrates and other	24.6%	27.0%	26.9%	21.5%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Power	12.4%	17.1%	13.6%	17.3%
Labor	11.8%	10.5%	11.5%	10.9%
Fuel	16.0%	17.2%	15.5%	17.0%
Maintenance	22.0%	19.9%	21.5%	19.3%
Operating material	18.9%	20.0%	19.8%	19.9%
Other	18.9%	15.3%	18.1%	15.6%
Total	100.0%	100.0%	100.0%	100.0%

Third quarter: Operating costs and expenses were $1,436.4 million in the third quarter of 2023 compared to $1,369.7 million in the same period of 2022. The increase of $66.7 million was primarily due to:

Operating cost and expenses for the third quarter of 2022		$1,369.7
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) mainly attributable to an increase in repairing materials (+$28.3), workers participation (+27.3$), operating contractors (+$20.3), sales expenses (+$20.3) labor costs (+$16.2), operating materials (+$6.1); this was slightly offset by a decrease in energy costs (-$38.0), inventory variance (-$21.8), leacheable material (-$14.5) and other net (-$13.0).	31.2
•	Increase in depreciation, amortization and depletion expense.	20.5
•	Increase in the volume and cost of metals purchased from third parties.	6.6
•	Increase in exploration expense.	5.9
•	Increase in selling, general and administrative expenses.	2.5
Operating cost and expenses for the third quarter of 2023		$1,436.4

Nine months: Operating costs and expenses were $4,276.6 million in the nine months of 2023 compared to $4,161.9 million in the same period of 2022. The increase of $114.7 million was primarily due to:

Operating cost and expenses for the nine months of 2022		$4,161.9
Plus:
•	Increase in other costs of sales (excluding depreciation, amortization and depletion) primarily attributable to an increase in fuel expenses (+$16.3), labor costs (+$43.7), maintenance and operating materials (+$126.7), operating contractors (+$50.3 ), freight and insurance (+$18.3), water consumption (+$11.5) and other production costs (+$67.7), inventory variance (+$75.1) and higher sales costs (+ $38.2). This was partially offset by lower energy costs (-$71.7), worker participation (-$106.0), exchange rate difference (-$47.4) and other net (-$31.2).	191.5
•	Increase in depreciation, amortization and depletion expense, mainly in our peruvian operations	27.8
•	Increase in exploration expense.	8.9
•	Increase in selling, general and administrative expenses.	2.7
Less:
•	Decrease in the volume and cost of metals purchased from third parties.	(116.2)
Operating cost and expenses for the nine months of 2023		$4,276.6

NON-OPERATING INCOME (EXPENSES)

Non-operating income (expense) represented a net expense of $51.8 million and $155.6 million in the three and nine months ended on September 30, 2023 compared to a net expense of $37.7 million and $186.1 million in the three and nine months ended September 30, 2022.

Third quarter: The $(14.1) million increase in the expense level was due to:

●	$(29.8) million decrease in other income, net
●	$2.7 million decrease in interest expense, net of capitalized interest and
●	$13.0 million increase in interest income.

Nine months: The $30.5 million decrease in the expense level was due to:

●	$48.6 million increase in interest income,
●	$11.4 million decrease in interest expense, net of capitalized interest and
●	$(29.5) million decrease in other income, net.

INCOME TAXES

	Nine Months Ended
	September 30,
	2023	2022
Provision for income taxes ($in millions)	$1,170.2	$1,137.0
Effective income tax rate	36.9%	39.5%

In addition to the income taxes of Peru, Mexico and the United States, the provision for income taxes also includes the mining royalties from Peru and Mexico and the Peruvian special mining tax.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales (million pounds)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Peruvian operations	197.5	192.0	5.5	2.9%	580.3	580.5	(0.2)	(0.1)%
Mexican open‑pit	298.0	308.4	(10.4)	(3.4)%	901.0	868.3	32.7	3.8%
Mexican IMMSA unit	7.5	5.7	1.8	33.2%	18.7	18.3	0.4	1.9%
Other and intersegment elimination	(7.6)	12.5	(20.1)	(161.3)%	(17.5)	(59.4)	41.9	(70.5)%
Total copper sales	495.4	518.6	(23.2)	(4.5)%	1,482.5	1,407.7	74.8	5.3%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
By‑product Sales (million pounds, except silver—million ounces)	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	5.0	5.3	(0.3)	(6.2)%	15.3	18.6	(3.3)	(18.0)%
Silver	1.0	1.1	(0.1)	(4.0)%	3.2	3.2	—	—%
Mexican open‑pit operations:
Molybdenum contained in concentrate	10.3	8.3	2.0	24.6%	28.2	24.4	3.8	15.6%
Silver	2.6	2.9	(0.3)	(10.9)%	7.6	8.3	(0.7)	(7.4)%
IMMSA unit
Zinc‑refined and in concentrate	54.9	61.5	(6.6)	(10.8)%	161.5	159.2	2.3	1.4%
Silver	1.7	1.6	0.1	5.8%	5.2	4.8	0.4	6.6%
Other and intersegment elimination
Silver	(0.9)	(0.8)	(0.1)	8.3%	(2.5)	(2.7)	0.2	(8.7)%
Total by‑product sales
Molybdenum contained in concentrate	15.3	13.6	1.7	12.5%	43.5	43.0	0.5	1.1%
Zinc‑refined and in concentrate	54.9	61.5	(6.6)	(10.8)%	161.5	159.2	2.3	1.4%
Silver	4.4	4.8	(0.4)	(7.2)%	13.5	13.6	(0.1)	(0.4)%

Peruvian Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Net sales	$936.0	$815.7	$120.3	14.7%	$2,848.6	$2,821.4	$27.2	1.0%
Operating costs and expenses	(597.0)	(592.1)	(4.9)	0.8%	(1,743.7)	(1,838.7)	95.0	(5.2)%
Operating income	$339.0	$223.6	$115.4	51.6%	$1,104.9	$982.7	$122.2	12.4%

Net sales in the third quarter of 2023 saw an increase of $120.3 million compared with the same period in 2022, primarily driven by higher prices for copper (+8.0% LME), molybdenum (+47.4%) and silver (+23.6%). Sales volumes of copper (+2.9%) were also up this quarter. This positive performance, however, was somewhat tempered by a decline in the sales volumes of silver (-4.0%) and molybdenum (-6.2%).

Operating costs and expenses in the third quarter of 2023 increased by $4.9 million to $597.0 million compared to $592.1 million in the same period of 2022. This was primarily due to:

Operating cost and expenses for the third quarter of 2022		$592.1
Plus:
•	Increase in the volume and cost of metals purchased from third parties.	39.7
•	Increase in depreciation, amortization and depletion expense.	18.5
•	Increase in exploration expenses.	4.8
•	Increase in selling, general and administrative expenses.	1.9
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), which was mainly attributable to inventory variance (-$78.2) and fuel costs (-$17.1); this was slightly offset by higher costs of reparing materials (+$20.1), workers participation (+$12.0) and other net (+$3.2).	(60.0)
Operating cost and expenses for the third quarter of 2023		$597.0

Net sales in the nine months of 2023 registered a $27.2 million increase in comparison to the corresponding period in 2022. This growth was primarily driven by an upturn in molybdenum (+43.6%) and silver (+7.0%) prices, coupled with slightly higher sales volumes for silver. However, these positive factors were partially offset by the decline in copper prices (-5.3% LME) and reductions in the sales volumes of copper (-0.1%) and molybdenum (-18.0%).

Operating costs and expenses in the nine months of 2023 decreased by $95.0 million to $1,743.7 million compared to $1,838.7 million in the same period of 2022. This was primarily due to:

Operating cost and expenses for the nine months of 2022		$1,838.7
Less:
•	Decrease in the volume and cost of metals purchased from third parties.	(217.0)
Plus:
	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) which was primarily due to increases in repair materials (+$68.3), operating contractors (+$18.9), selling expenses (+$15.5), worker participation (+$14.8), operating materials (+$12.5), energy costs (+$12.4), labor costs (+$12.0) and other net (+$2.5); this was partially offset by a exchange rate effect (-$34.4) and lower fuel costs (-$23.7).	98.8
•	Increase in depreciation, amortization and depletion expense.	15.2
•	Increase in exploration expenses.	6.1
•	Increase in selling, general and administrative expenses.	1.9
Operating cost and expenses for the nine months of 2023		$1,743.7

Mexican Open-pit Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Net sales	$1,462.2	$1,201.5	$260.7	21.7%	$4,400.3	$4,184.7	$215.6	5.2%
Operating costs and expenses	(709.3)	(818.6)	109.3	(13.4)%	(2,126.3)	(2,255.7)	129.4	(5.7)%
Operating income	$752.9	$382.9	$370.0	96.6%	$2,274.0	$1,929.0	$345.0	17.9%

Net sales in the third quarter of 2023 totaled $1,462.2 million, reflecting a notable increase of $260.7 million compared to the same quarter in 2022 when the figure stood at $1,201.5 million. The growth in net sales was primarily attributed to the rise in copper (+8.0% LME), molybdenum (+47.4%) and silver (+23.6%) prices. Additionally, there was an uptick in sales volumes of molybdenum (+24.6%). Nevertheless, this positive performance was partially offset by reduced sales volumes of copper (-3.4%) and silver (-10.9%).

Operating costs and expenses in the third quarter of 2023 decreased by $109.3 million to $709.3 million versus $818.6 million in the same period of 2022, primarily due to:

Operating cost and expenses for the third quarter of 2022		$818.6
Less:
•	Decrease in other costs of sales (exclusive of depreciation, amortization and depletion) primarily attributable to a reduction in the fuel and gas costs (-$48.5), leachable material (-$12.4), operating materials (-$2.7) and other net (-$31.2).	(94.8)
•	Decrease in the cost of metals purchased from third parties.	(16.5)
Plus:
•	Increase in exploration expenses.	1.3
•	Increase in depreciation, amortization and depletion expense.	0.4
•	Increase in selling, general and administrative expenses.	0.3
Operating cost and expenses for the third quarter of 2023		$709.3

Net sales in the nine months of 2023 experienced a $215.6 million increase, reaching $4,400.3 million compared to $4,184.7 million in the same period of 2022. This upturn in net sales was primarily propelled by an increase in sales volumes of copper (+3.8%) and molybdenum (+15.6%) and by, an uptick in prices for in molybdenum (+43.6%) and silver (+7.0%). These positive results, however, were partially offset by a decrease in sales volumes of silver (-7.4%) and a decline in copper prices (-5.3% LME).

Operating costs and expenses in the nine months of 2023 decreased by $129.4 million to $2,126.3 million compared to $2,255.7 million in the same period of 2022. This was primarily due to:

Operating cost and expenses for the nine months of 2022		$2,255.7
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion) primarily attributable to a decrease in worker participation (-$103.5), energy and gas costs (-$88.5) and exchange rate effects (-$32.0). This was partially offset by inventory variance (+$51.7), fuel costs (+$37.9), selling expenses (+$20.3) and other net (+$4.5).	(109.6)
•	Decrease in the cost of metals purchased from third parties.	(23.8)
•	Decrease in depreciation, amortization and depletion expense.	(1.1)
Plus:
•	Increase in exploration expenses.	2.9
•	Increase in selling, general and administrative expenses.	2.2
Operating cost and expenses for the nine months of 2023		$2,126.3

Mexican Underground Operations (IMMSA):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Variance	% Change	2023	2022	Variance	% Change
Net sales	$153.6	$159.2	$(5.6)	(3.5)%	$474.3	$503.0	$(28.7)	(5.7)%
Operating costs and expenses	(154.8)	(160.6)	5.8	(3.6)%	(477.0)	(438.4)	(38.6)	8.8%
Operating income	$(1.2)	$(1.4)	$0.2	(14.3)%	$(2.7)	$64.6	$(67.3)	(104.2)%

Net sales in the third quarter of 2023 registered a $5.6 million decrease, amounting to $153.6 million, compared to $159.2 million in the third quarter of 2022. This decline was primarily attributable to a significant drop in zinc prices (-25.7%). Additionally, a reduction in sales volumes of zinc (-10.8%). However, these negative effects were partially offset by an increase in copper (+8.0% LME) and silver (+23.6%) prices and by, higher sales volumes for copper (+33.2%) and silver (+5.8%).

Operating costs and expenses in the third quarter of 2023 decreased by $5.8 million and reached $154.8 million, versus $160.6 million in the same period of 2022. This was primarily due to:

Operating cost and expenses for the third quarter of 2022		$160.6
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion) mainly due to inventory variance (-$22.1) and exchange rate effects (-$3.1). This was partially offset by higher labor costs (+$5.9), energy expenses (+$2.3), worker participation (+$1.9), operating contractors (+$1.9), and other net (+ $5.1).	(8.1)
•	Decrease in selling, general and administrative expenses.	(0.1)
Plus:
•	Increase in depreciation, amortization and depletion expense.	1.7
•	Increase in exploration expenses.	0.4
•	Increase in cost of metals purchased from third parties.	0.3
Operating cost and expenses for the third quarter of 2023		$154.8

Net sales in the nine months of 2023 experienced a decrease of $28.7 million, amounting to $474.3 million, compared to $503.0 million in the same period of 2022. The aforementioned decline was primarily driven by the significant drops in zinc (-26.1%) and copper prices (-5.3% LME). This negative effect was partially offset by higher sales volumes of zinc (+1.4%), copper (+1.9%) and silver (+6.6%) and by an uptick in silver prices (+7.0%).

Operating costs and expenses in the nine months of 2023 increased by $38.6 million to $477.0 million compared to $438.4 million in the same period of 2022. This was primarily due to:

Operating cost and expenses for the nine months of 2022		$438.4
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion) primarily due to inventory variance (+$33.8), labor costs (+$14.5), operating contractors (+$13.3), exchange rate effects (+$6.2) and other net (+$7.8).	75.6
•	Increase in depreciation, amortization and depletion expense.	10.8
•	Increase in exploration expenses.	1.9
•	Increase in selling, general and administrative expenses.	0.4
Less:
•	Decrease in cost of metals purchased from third parties.	(50.1)
Operating cost and expenses for the nine months of 2023		$477.0

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the nine months of 2023 and 2022 (in millions):

	2023	2022	Variance
Net cash provided by operating activities	$3,032.1	$1,720.6	$1,311.5
Net cash used in investing activities	$(791.4)	$(171.0)	$(620.4)
Net cash used in financing activities	$(2,325.7)	$(2,323.3)	$(2.4)

Net cash provided by operating activities:

The change in net cash from operating activities for the nine months of 2023 and 2022 include, in millions, the following significant items:

	2023	2022	Variance	% Change
Net income	$1,987.5	$1,742.9	$244.6	14.0%
Depreciation, amortization and depletion	625.4	597.6	27.8	4.7%
(Benefit) provision for deferred income taxes	(43.3)	84.5	(127.8)	(151.2)%
Loss on foreign currency transaction effect	3.7	52.0	(48.3)	(92.9)%
Other adjustments to net income	32.4	25.2	7.2	28.6%
Operating assets and liabilities	426.4	(781.6)	1,208.0	(154.6)%
Net cash provided by operating activities	$3,032.1	$1,720.6	$1,311.5	76.2%

Nine months ended September 30, 2023: Net income was $1,987.5 million, which represented approximately 65.5% of the net operating cash flow. The cash flow from operating assets and liabilities increased by $426.4 million due to the following:

●	$263.1 million decrease in trade accounts receivable at our Peruvian and Mexican operations. These accounts were affected by the accounting adjustment for price variation on sales made and not yet collected.
●	$13.2 million net decrease in inventory; principally at our Mexican operations.
●	$53.8 million increase in accounts payable and accrued liabilities at our Peruvian and Mexican operations
●	$96.3 million decrease in other operating assets and liabilities, net.

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

Net cash used in investing activities:

Nine months ended September 30, 2023: Net cash used in investing activities included $753.2 million for capital investments. The capital investments included:

●	$508.9 million of investments at our Mexican operations:
●	$102.6 million for the IMMSA unit,
●	$55.1 million for Buenavista Zinc project,
●	$65.6 million for Bella Union mine,
●	$47.2 million for the tailing deposits of new concentrator,
●	$31.4 million for the Pilares project,
●	$21.7 million for MEXARCO unit,
●	$185.3 million for various replacement and maintenance expenditures, and

●	$232.5 million of investments at our Peruvian operations:
●	$41.8 million for the HPGR optimization at Cuajone,
●	$12.6 million for the maintenance workshops at Cuajone,
●	$9.8 million for the Quebrada Honda dam expansion,
●	$7.2 million for the Quebrada Honda filter plant,
●	$0.9 million for the relocation of facilities at Toquepala,
●	$1.2 million for projects at the Ilo facilities,
●	$150.9 million for various other replacement and maintenance expenditures, and
●	$8.1 million decrease in capital expenditures incurred but not yet paid.

Investment activities in the nine months of 2023 included $38.8 million of net purchase of short-term investments.

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

Investment activities in the nine months of 2022 included $486.7 million of net proceed of short-term investments.

Dividends:

On October 19, 2023, the Board of Directors authorized a dividend of $1.00 per share payable on November 22, 2023 to shareholders of record at the close of business on November 8, 2023.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the third quarter of 2023. Please see item 7 in Part II of our 2022 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 41) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$1,175.7	$2.46	$1,137.9	$2.33	$3,517.6	$2.45	$3,442.3	$2.48
Add:
Selling, general and administrative	32.7	0.07	30.2	0.06	94.1	0.07	91.4	0.06
Sales premiums, net of treatment and refining charges	(9.0)	(0.02)	(5.7)	(0.01)	(17.1)	(0.01)	(28.0)	(0.02)
Less:
Workers’ participation	(59.2)	(0.12)	(31.8)	(0.07)	(195.7)	(0.14)	(208.2)	(0.15)
Cost of metals purchased from third parties	(42.5)	(0.09)	(35.9)	(0.07)	(144.9)	(0.10)	(261.2)	(0.19)
Royalty charge and other, net	(15.7)	(0.03)	(43.9)	(0.09)	(86.0)	(0.07)	(269.3)	(0.19)
Inventory change	(9.0)	(0.02)	(45.2)	(0.09)	(47.7)	(0.03)	27.5	0.02
Operating Cash Cost before by‑product revenues	$1,073.0	$2.24	$1,005.6	$2.06	$3,120.3	$2.17	$2,794.5	$2.01
Add:
By‑product revenues(1)	(595.6)	(1.25)	(489.1)	(1.01)	(1,713.8)	(1.19)	(1,530.6)	(1.10)
Net revenue on sale of metal purchased from third parties	(8.7)	(0.01)	(12.0)	(0.02)	(38.5)	(0.03)	(19.3)	(0.01)
Add:
Total by‑product revenues	(604.3)	(1.26)	(501.1)	(1.03)	(1,752.3)	(1.22)	(1,549.9)	(1.11)
Operating Cash Cost net of by‑product revenues	$468.7	$0.98	$504.5	$1.03	$1,368.0	$0.95	$1,244.6	$0.90
Total pounds of copper produced (in millions)	478.3		487.8		1,435.7		1,388.5
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(343.1)	$(0.72)	$(212.6)	$(0.44)	$(899.2)	$(0.63)	$(686.6)	$(0.50)
Silver	(89.3)	(0.19)	(71.0)	(0.15)	(300.9)	(0.21)	(265.4)	(0.19)
Zinc	(52.3)	(0.11)	(65.8)	(0.14)	(165.2)	(0.12)	(187.6)	(0.14)
Sulfuric Acid	(82.3)	(0.17)	(108.5)	(0.22)	(245.0)	(0.17)	(300.8)	(0.22)
Gold and others	(28.6)	(0.06)	(31.2)	(0.06)	(103.5)	(0.06)	(90.2)	(0.05)
Total	$(595.6)	$(1.25)	$(489.1)	$(1.01)	$(1,713.8)	$(1.19)	$(1,530.6)	$(1.10)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended September 30, 2023.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Given that our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Peru:
Peruvian inflation rate	0.8%	2.1%	3.3%	6.7%

Initial exchange rate	3.633	3.830	3.820	3.998
Closing exchange rate	3.797	3.984	3.797	3.984
Appreciation/(devaluation)	(4.5)%	(4.0)%	0.6%	0.4%

Mexico:
Mexican inflation rate	1.5%	2.1%	2.9%	6.2%

Initial exchange rate	17.072	19.985	19.362	20.584
Closing exchange rate	17.620	20.306	17.620	20.306
Appreciation/(devaluation)	(3.2)%	(1.6)%	9.0%	1.4%

Change in monetary position:

Assuming an exchange rate variance of 10% at September 30, 2023, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$18.3
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(22.3)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(21.0)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$25.7

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended September 30, 2023.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2023, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2023, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of September 30, 2023, the related condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders’ equity for the three-month and nine-month periods ended September 30, 2023, and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of earnings, comprehensive income, cash flows and stockholders’ equity for the year then ended (not presented herein); and in our report dated February 28, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
November 1, 2023

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

Mexican economic and political conditions, as well as drug related violence, may have an adverse impact on our business

On April 29 2023, Mexican Senate approved a fast-track bill that would impact the mining industry. The main aspects that will be affected by the legislation are changes in mining concession period from 50 to 30 years; new restrictions and conditions on water use; provide of guarantees for closure and remediation of operations, sets 5% contribution of net earnings to indigenous communities for new projects and finally significant changes to exploration activities.

In the future, the aforementioned changes could trigger amendments, additions and repeals to provisions of a number of laws, including the Mining Law, the National Water Law, the General Law for Ecological Balance and Environmental Protection and the General Law for the Prevention and Management of Mine Waste.

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

The NYSE closing price of SCC common shares as of September 30, 2023 was $75.29 and the maximum number of shares that the Company could purchase at that price was 1.1 million. As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of September 30, 2023. There has not been any activity in the SCC share repurchase program since the third quarter of 2016.

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

14.0

Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on October 20, 2023. (Filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed October 25,2023 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2023 and 2022; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iii) the Condensed Consolidated Balance Sheet at September 30, 2023 and December 31, 2022; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2023 and 2022; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

November 1, 2023

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

November 1, 2023