Form 10-K
period 2023-12-31
SOUTHERN COPPER CORP/
filed 2024-02-29
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

At February 28, 2024, there were of record 773,113,269 shares of common stock, par value $0.01 per share, outstanding.

The aggregate market value of the shares of common stock (based upon the closing price at June 30, 2023 as reported on the New York Stock Exchange-Composite Transactions) of Southern Copper Corporation held by non-affiliates was approximately $6,148.0 million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement for 2024 Annual Meeting of Stockholders
Part IV:	Exhibit Index is on Page 186 through 188

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

ORGANIZATIONAL STRUCTURE

The following chart describes our organizational structure, starting with our controlling stockholders, as of December 31, 2023. For the purpose of clarity, the chart identifies only our main subsidiaries and eliminates intermediate holding companies.

We are a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of December 31, 2023, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”), owned 88.9% of our capital stock. Grupo Mexico’s principal business is to act as a holding company for the shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and in the provision of railway and other related services.

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

In 2008, our Board of Directors (“BOD”) authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Pursuant to this program, through December 31, 2023 we have purchased 119.5 million shares of our common stock at a cost of $2.9 billion. These shares are available for general corporate purposes. We may purchase additional shares from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time. Please see Note 7 for a discussion of the Inflation Reduction Act effective in 2023, including a 1% excise tax on certain stock repurchases.

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

The table below shows the high, low and average COMEX and LME per pound copper prices during the last 10 years:

	Copper (COMEX)			Copper (LME)
Year	High	Low	Average	High	Low	Average
2014	3.43	2.84	3.12	3.37	2.86	3.11
2015	2.95	2.02	2.51	2.92	2.05	2.50
2016	2.69	1.94	2.20	2.69	1.96	2.21
2017	3.29	2.48	2.80	3.27	2.48	2.80
2018	3.29	2.56	2.93	3.29	2.64	2.96
2019	2.98	2.51	2.72	2.98	2.51	2.72
2020	3.63	2.12	2.80	3.61	2.09	2.80
2021	4.78	3.54	4.24	4.86	3.52	4.23
2022	4.93	3.21	4.01	4.87	3.18	4.00
2023—1st Q	4.27	3.74	4.09	4.28	3.72	4.05
2023—2nd Q	4.12	3.55	3.85	4.12	3.59	3.85
2023—3rd Q	3.99	3.63	3.77	3.96	3.64	3.79
2023—4th Q	3.94	3.54	3.72	3.87	3.54	3.71
2023	4.27	3.54	3.86	4.28	3.54	3.85

The per pound COMEX copper price during the last 5 and 10 year periods averaged $3.53 and $3.12, respectively. The per pound LME copper price during the last 5 and 10 year periods averaged $3.52 and $3.12, respectively.

The table below shows the high, low and average prices per pound with the exception of silver, which is priced per ounce. The market prices for our three principal by-products over the last 10 years are as follows:

				Molybdenum (Dealer
				Oxide Platt’s
	Silver (COMEX)			Metals Week)			Zinc (LME)
Year	High	Low	Average	High	Low	Average	High	Low	Average
2014	22.05	15.39	19.04	15.05	8.75	11.30	1.10	0.88	0.98
2015	18.35	13.67	15.68	9.40	4.30	6.59	1.09	0.66	0.88
2016	20.67	13.74	17.10	8.60	5.10	6.42	1.32	0.73	0.95
2017	18.49	15.37	17.03	10.25	6.85	8.13	1.53	1.00	1.31
2018	17.55	13.95	15.65	13.00	10.60	11.86	1.64	1.04	1.33
2019	19.39	14.28	16.16	12.70	8.28	11.27	1.37	0.90	1.16
2020	29.25	11.74	20.62	10.90	7.00	8.57	1.29	0.72	1.03
2021	29.40	21.46	25.18	20.10	9.95	15.51	1.73	1.15	1.36
2022	26.89	17.55	21.76	31.85	13.90	18.61	2.05	1.22	1.58
2023—1st Q	24.23	20.01	22.53	38.50	24.00	32.04	1.59	1.30	1.42
2023—2nd Q	26.04	22.33	24.26	23.50	16.65	20.87	1.33	1.01	1.15
2023—3rd Q	25.22	22.24	23.60	26.25	21.98	23.59	1.20	1.03	1.10
2023—4th Q	25.50	20.85	23.25	22.50	16.73	18.41	1.20	1.08	1.13
2023	26.04	20.01	23.41	38.50	16.65	23.73	1.59	1.01	1.20

The per ounce COMEX silver price during the last 5 and 10 year periods averaged $21.43 and $19.16, respectively. The per pound Platt’s Metals Week Dealer Oxide molybdenum price during the last 5 and 10 year periods averaged $15.54 and $12.20, respectively. The per pound LME zinc price during the last 5 and 10 year periods averaged $1.27 and $1.18, respectively.

COMPETITIVE CONDITIONS

Competition in the copper market is based primarily on price and service basis, with price being the most important factor when supplies of copper are ample. Our products compete with other materials, including aluminum and plastics. For additional information, see Item 1A “Risk Factors—The copper mining industry is highly competitive.”

HUMAN CAPITAL RESOURCES

As of December 31, 2023, we had 15,810 employees, approximately 67% of whom are covered by a Collective Labor Agreement and are represented by 16 different labor unions. We believe that the labor environment in our operations in Mexico and Peru is favorable, which has allowed us to increase productivity as we advance the goals of our capital expansion program. In addition, around 13,066 people were working as contractors in support of our operations. In accordance with our Community Development commitment, more than 46% of our workforce is hired locally.

Talent Development, Training and Retention

As a large integrated copper producer, we have a wide range of employees, including management professionals, technicians, engineers, and production employees. We believe in our people, and we provide a wide variety of opportunities for professional growth for all employees in Peru and Mexico. In 2023 we made a training investment of over $4.4 million, which resulted in more than 440,000 training hours that focused on safety and health, rquipment operations and maintenance certifications, technical training, soft skills development (primarily in Leadership Competencies, code of ethics and compliance training. We also seek to enhance institutional knowledge through on-the-job training experiences, and designed more than 400 Individual Development Plans, as part of our succession planning.

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

During 2023, we carried out 50 health campaigns with the participation of 1,894 collaborators in early detections of diseases such as breast cancer, cervical cancer, prostate cancer, and tuberculosis. Additionally, we conducted 3,877 health promotion talks with 22,804 attendees and delivered 4,569 occupational health talks, focused on preventing occupational risks and diseases. Health campaigns were held in collaboration with healthcare institutions for workers and their families within the communities where we operate, offering general consultations with comprehensive examinations including imaging studies and laboratory tests, with a special focus on breast and prostate cancer screenings.

In 2023, the environmental and occupational health and safety management systems from all our mining operations are certified under the respective ISO 140001 and ISO 45001 standards.

Health and safety programs include a strong annual training plan, compliance with the regulators at each site, risk management and Behavior Based Safety programs that extend our safety culture to contractors.

Talent Attraction and Recruiting

We deploy several talent attraction programs, which entail leveraging organizational relations; establishing links with national and regional institutions of higher education in the countries where we operate; and participating in job fairs. We also have a job opportunities section in our webpage and use several local and international job boards to publish openings.

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

The average of these factors indicates the level of engagement on a scale of 1 to 5 (a Likert scale). In 2023, we had an engagement rating of 4.17, an increase of 2% in the good perception of our employees regarding our Company. We believe this positive trend suggests a continuous improvement on the engagement level of our people year to year.

The survey also included sociodemographic elements, in order to consider the opinions of our diverse groups within our Company and respond with our “ECO Action Plan” for the next two years.

All employees, both unionized and non-unionized, are invited to participate in all of our human talent initiatives. This reflects our belief that it is in the Company’s best interest to listen to all of our people and create open communications channels. 85% of our employees participated in 2023’s survey, which is an increase of 9% compared to 2021. This number exceeds that registered by other companies that apply similar surveys, consolidating the trust our employees have in this instrument.

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

DIVERSITY, EQUITY AND INCLUSION (DEI)

Our vision of DEI is to ensure that our people always feel included, welcomed and valued for their personal and professional contributions. This vision is based on our core values of respect, honesty and responsibility.

Consistent with our Code of Conduct and Human Rights Policy, our goal is to (i) build an organizational culture of total equality and well-being, focusing on diversity, inclusion and non-discrimination, (ii) increase sensitivity, knowledge and skills in our leaders and employees in order to build diverse and inclusive teams and promote a culture of respect, and (iii) extend this culture to the communities in which we operate.

Based on the results of a DEI survey in Mexico and Peru, we aligned our diversity and inclusion 2020-2023 Strategic Plan with five strategic initiatives:

1. Awareness campaigns, training and communication on diversity, inclusion and non-discrimination.

2. Incorporate a gender equality and diversity approach into our human resources policies and procedures (focused both on hiring and retention).

3. Physical modifications at our operations for the inclusion of women.

4. Promote diversity and equal opportunities in our neighbor communities.

5. Define specific processes on awareness, prevention and handling potential incidents of sexual and/or workplace harassment.

In 2022, we disclosed our Policy on Diversity, Inclusion, Non-Discrimination, and Zero Tolerance for Workplace or Sexual Harassment for Grupo México and the Mining Division. The latter describes the reporting mechanisms available in Mexico, Peru and the United States, and the protection for the person reporting. In 2023 we provided training about diversity and inclusion to more than 5700 employees. We have the goal to increase participation of women by 2% yearly in the organization. We increased our female workforce from 1,090 to 1,221, which represents an increase of 12% in our female headcount year-over-year. We also increased our female workforce on Leadership positions by 12%. Additionally, this year 34% of our female workforce hold a STEM position (Science, Technology, Engineering, Mathematics).

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

Peru

The Company maintains ongoing communication with union representatives with the aim of ensuring labor harmony and proper management of labor relations. The Company has collective bargaining agreements with each of the six unions, the earliest expiration of which is in 2024 and the latest of which is in 2027. These agreements regulate benefits related to remuneration and working conditions.

60.9% of the Company’s 4,979 Peruvian employees were unionized as of December 31, 2023. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

During 2021, the Company held talks with the six unions to sign collective bargaining agreements prior to their effective dates. As a result, between the duration of the agreement, a long-term agreement bonus of S/10,000 (approximately $2,670) was granted in June and December 2021, the Company signed collective bargaining agreements with the six unions with durations between three to six years. All of them granted annual salary increases of 5%. Additionally, each agreement granted, among other things, a signing bonus of between S/45,000 (approximately $12,013) and S/90,000 (approximately $24,026), depending on the union that signed a six-year extension of the collective bargaining agreement. All these concepts were recorded as labor expense. In 2022, these collective bargaining agreements were executed and the Company does not have any collective agreement pending to be negotiated with the unions.

In December 2022, the Company reached a settlement with one of the unions regarding compliance with an 2018-2019 Arbitration Award. As part of this settlement, the Company made a one-time payment to each union member of S/4,000 (approximately $1,068) as a compensation bonus and also paid a signing bonus of S/1,000 (approximately $267).

In the first quarter of 2023, the Company began applying the terms of the agreements entered into with the six unions pursuant to Law 31632, which stipulates new conditions for compensation of leaves granted during COVID-19. Within the current framework of labor regulations and the agreements with all six unions, this compensation has been adapted to align with current working hours in the mining sector. These conditions were in effect until December 1, 2023.

In June 2023, the Company held two meetings with the unions to discuss different issues of collective interest. At these meetings, the unions expressed concerns regarding the current economic situation, including the rise in the cost of living in Peru, as well as issues related to services provided by the Company. In the third quarter of 2023, the Company released a formal response to each union confirming that there are collective labor agreements in force with each union that regulate all benefits related to salaries and working conditions. The Company has been complying with all its obligations under such collective labor agreements and is committed to maintaining on-going communication with the unions to ensure harmony.

In the last quarter of 2023, one of the unions which represents 24.7% of affiliated workers in the Company’s three productive units, held elections for 2023-2025. Another union, which represents 25.7% of affiliated workers, is in the process of electing its new representatives.

An important development in labor relations with the Company’s unions stems from a ruling by the Peruvian Supreme Court that was notified to the Company on October 23, 2023. After 12 years of litigation, the Court ruled in favor of the Company to settle a suit involving a worker payment in the amount of S/11,000 (approximately $2,936) that a lower court had ordered the Company to pay to one of the unions in 2011. The Company had been legally pursuing recovery of the total amount of this worker payment. The union has expressed its intention to comply with the court order and to reach an agreement to return the amount paid by the Company.

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

Mexico

69.8% of our 10,802 Mexican employees were unionized as of December 31, 2023 and are represented by ten different unions. Under Mexican law, the terms of employment for unionized workers are set forth in collective bargaining agreements. Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions on an annual basis and negotiate other benefits every two years. We conduct negotiations separately at each mining complex and each processing plant.

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

Water: We have water rights or licenses for up to 1,950 liters per second from well fields at the Huaitire-Gentilar, Vizcachas and Titijones aquifers and surface water rights from Lake Suches. Three additional water sources are: Quebrada Honda, Quebrada Tacalaya and a smaller resource from the Cuajone mine pit. We believe these water sources are sufficient to supply the water demands of our operating units at Toquepala and Cuajone. Additionally, we have permits in Ilo to use water at three desalination plants that generate water for industrial use and domestic consumption;

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

Electricity: Electricity is used as the main energy source at our mining complexes. We purchase most of our electricity from Mexico Generadora de Energia S. de R. L. (“MGE”), a subsidiary of Grupo Mexico which has two power plants designed to supply power to La Caridad and Buenavista units. Currently, MGE supplies 7.6% of its power output to third party energy users. These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts. In 2012, we entered into a power supply agreement with MGE that will last until 2032. The first plant was completed in 2013 and the second in 2014. The first plant began to supply power to the Company in December 2013, and the second plant in June 2015.

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

Some IMMSA mining operations also purchase electricity from Eolica el Retiro, S.A.P.I de C.V. (“Eolica”), a windfarm energy producer that is an indirect subsidiary of Grupo Mexico. In August 2013, IMMSA and other of the Company’s mining operations entered into a purchase agreement and in late 2014 started to purchase electricity from Eolica. Due to the nature of the production process there is not a fixed power capacity contracted. Currently, Eolica el Retiro is supplying approximately 12% of its power output to IMMSA and Mexcobre.

On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., and indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement is expected to become effective during the second quarter of 2024.

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

LEGAL AND REGULATORY MATTERS

In 2022 and 2023, no legal, environmental, labor or tax regulations came into effect that required the Company to incur material costs of compliance, had material adverse effects on the Company’s operations, or affected normal execution of the Company’s projects. Additionally, we believe that all our facilities in Peru and Mexico are in material compliance with applicable environmental, mining and other applicable laws and regulations.

For a discussion of environmental and labor matters, reference is made to the information contained in Note 13 “Commitments and Contingencies” of the consolidated financial statements. For more information on tax matters, refer to Note 7 “Income taxes” of the consolidated financial statements.

MINING RIGHTS AND CONCESSIONS

Peru:

We have 156,818 hectares in concessions from the Peruvian government for our exploration, exploitation, extraction and production operations, at various sites, as follows:

	Toquepala	Cuajone	Ilo	Other	Total

	(hectares)
Plants	360	919	421	—	1,700
Operations	22,423	26,461	4,249	36,733	89,866
Projects and water resources	—	—	—	—	—
Exploration	—	—	—	65,251	65,251
Total	22,783	27,380	4,670	101,985	156,818

We believe that our Peruvian concessions are in full force and effect under applicable Peruvian laws and as such, comply with all material terms and requirements applicable to said concessions. The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions. Fees paid during 2023, 2022 and 2021, were approximately $3.4 million, $2.5 million and $2.3 million, respectively. We have two types of mining concessions in Peru: metallic and non-metallic concessions.

Mexico:

In Mexico we have 502,688 hectares in concessions from the Mexican government for our exploration and exploitation activities as outlined on the table below:

	IMMSA	La Caridad	Buenavista	Projects	Total

	(hectares)
Mine concessions	223,313	103,821	93,706	81,848	502,688

We believe that our Mexican concessions are in full force and in effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions. Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore or mine mineral reserves. Mining concessions have a 50-year term that can be renewed for another 25 years. Holding fees for mining concessions can be from $0.52 to $11.48 per hectare depending on the start date of the mining concession. Fees paid during 2023, 2022 and 2021 were approximately $11.7 million, $8.7 million and $7.7 million, respectively. In addition, all of our operating units in Mexico have water concessions that are in full force and effect. Although ownership is not required in order to explore or mine a concession, we generally own the land related to our Mexican concessions. We also own all of the processing facilities of our Mexican operations and the land on which they are built.

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

Over the last three years, approximately 77.6% of our revenues have come from the sale of copper; 10.9% from molybdenum; 4.2% from silver; and 3.1% from zinc. Please see the distribution of our revenues per product on Item 8 “Financial Statements and Supplementary Data” Note 19 “Segment and Related Information—Sales value per segment”.

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

Through 2023, the Company recognized the expected future tax benefit from deferred tax assets when the tax benefit was considered more likely than not to be realized. A valuation allowance is provided for those deferred tax assets for which management believes that the related benefits will not be realized. Determining the amount of the valuation allowance and assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income and existing tax laws. There can be no assurance that the Company will be able to recognize the expected future benefits of deferred tax assets; this inability could have a material adverse effect on the Company’s financial results.

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

In our proactive approach to managing operational sustainability risks, we have implemented the Critical Risk Registry, aligning with the International Council on Mining and Metals (ICMM) Good Practice Guide on Health and Safety Critical Control Management. This robust system addresses both environmental and health and safety risks, ensuring compliance with best practices. By focusing on critical controls through this approach, we optimize resource allocation and bolster our efforts in sustainability risk management.

To enhance the monitoring of controls, we recently introduced a comprehensive company procedure and digital tool. This platform facilitates detailed oversight by establishing clear roles, responsibilities, timelines, reminders, and notifications. It streamlines the chain of command, enabling the prompt identification of deviations from established protocols and facilitating the implementation of corrective actions along with subsequent monitoring. Through the digital tool, we can measure, verify, and audit controls, promptly identifying instances of incorrect implementation or threshold breaches.

In addition, we maintain insurance against many of these and other risks, which under certain circumstances may not provide adequate coverage. Insurance against certain risks, including certain liabilities for environmental damage or hazards as a result of exploration and production, is not generally available to us or other companies within the mining industry. Nevertheless, recent environmental legal initiatives contemplate requirements for environmental damage insurance. If these regulations come into force, we will have to analyze the need to obtain said insurance. We do not have nor do we intend to obtain, political risk insurance. We cannot assure you that these and other uninsured events will not have an adverse effect on our business, properties, operating results, financial condition or prospects.

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

However, the success of the energy transition is intrinsically linked to copper, our key product, critical for the production of technological solutions to the decrease the global greenhouse gas (GHG) emissions. Given copper's crucial role in electrification and the generation of clean energies, there exists an increasing expectation from both corporate entities and societal stakeholders that copper sourcing should emanate from entities committed to rigorous and responsible production practices.

This commitment has driven us to pledge certifications for all our copper production under international standards.

Interruptions of energy supply or increases in energy, fuel and gas costs, shortages of water supply, critical parts, equipment, skilled labor and other production costs may adversely affect our results of operations.

We require substantial amounts of fuel oil, electricity, water and other resources for our operations. Fuel, gas and power costs constituted approximately 29% of our total production cost in 2023, 34% in 2022 and 31% in 2021. We rely upon third parties for our supply of the energy resources consumed in our operations. Therefore prices for and availability of energy resources may be subject to change or curtailment due to new laws or regulations; imposition of new taxes or tariffs; interruptions in production by suppliers; and variations in global prices or market conditions, among other factors. Regarding water consumption, although each of our operations currently has sufficient water supplies to cover its operational demands, the loss of some or all water rights for any of our mines or operations, in whole or in part, shortages relative to the water to which we have rights or a lack of additional back-up water supplies at an acceptable cost, or at all, could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities, thereby increasing and/or accelerating costs or foregoing profitable operations. In addition, future shortages of critical parts, equipment and skilled labor could adversely affect our operations and development projects.

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

Our objective is to preserve the health and safety of our workforce by implementing occupational health and training programs and safety incentives at our operations that meet all regulatory requirements and enhance employee performance. Despite the Company’s efforts, we are not exempt from accidents. These are reported to Mexican and Peruvian authorities as required. Regarding non-fatal accidents, during the last four years, the Company’s Dart rate (rate to measure workplace injuries severe enough to warrant Day Away from work, job Restrictions and/or job Transfers) was much lower than the MSHA Dart rate (the MSHA Dart rate is published by the U.S.’s Mine Safety and Health Administration, and is used as an industry benchmark).

In 2023, we recorded five fatalities (two contractors and three employees). In 2022, we recorded four fatalities (two contractors and two employees) and in 2021, three employee fatalities were registered. The amounts paid to the Mexican and Peruvian authorities for reportable accidents had no adverse effects on our results. Under Mexican and Peruvian law penalties and fines for safety violations are generally monetary, but in certain cases may lead to the temporary or permanent shutdown of the affected facility or the suspension or revocation of permits or licenses. Additionally, violations of security and safety laws and regulations at our Peruvian operations can be considered criminal activity and punishable by a sentence of up to 10 years of prison.

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

In the last several years, we have experienced several strikes and other labor disruptions that have had an adverse impact on our operations and operating results. As of December 31, 2023, unions represented approximately 61% of our workforce in Peru and 70% of our workforce in Mexico. Currently, we have labor agreements in effect for our Mexican and Peruvian operations.

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

After numerous efforts to restore order through dialogue by the authorities, the Peruvian government declared a state of emergency in the Moquegua region in April 2022 and ordered the protestors to return the Viña Blanca facilities and the railway to the Company. After an evaluation of the damage, the Company resumed production at the Cuajone mining unit and the facilities are currently operating at full capacity.

On April 30, 2022, the Peruvian government issued a Ministerial Resolution to set up a three-party-dialogue-table with members of the community, government and Company officials executives to better understand the concerns of all parties. Several meetings have been held, the last meeting was in June 2023 and it is expected to have a new meeting in March 2024. The Company has proposed plans to invest in social programs that address the needs voiced by the communities and has indicated interest in purchasing land near the Cuajone operations to establish a buffer zone to protect facilities and production in the future. The Community insist to receive a economic compensation.

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

The potential physical impacts of climate change on our operations are highly uncertain and depend on the geographic location of our facilities. These may include droughts and the associated changes in rainfall patterns, water shortages, changes in sea levels, and high temperatures. These effects may adversely impact the cost, production and financial performance of our operations. In addition, substantial weather-related conditions could impact our relationships and arrangements with our major customers and suppliers by materially affecting the normal flow of our transactions, especially seaborne transactions. For example, severe weather events could damage transportation infrastructures and lead to interruptions or delays in the supply of key inputs and raw materials or sold products.

We monitor fluctuations in weather patterns in the areas where we operate. Aligned with government efforts, we measure our carbon footprint and have updated our climate strategy to reduce the contributions to greenhouse gas emissions of our operations. We also evaluate our water demand, as weather changes may result in increases or decreases that affect our needs.

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

Our business is exposed to certain risks associated with artificial intelligence (“AI”) and other new technologies.

Information and operational technology systems continue to evolve and, in order to remain competitive, we must implement new technologies in a timely, cost-effective and efficient manner. For example, nowadays a major number of software, hardware, services and in general technological solutions vendors are including AI components for a very wide range of applications; and we may find improvement opportunities by developing and applying AI in several of our business and operational processes. These applications may become important in our operations over time. Our ability to implement new technologies, including AI, may affect our competitiveness and, consequently, our results of operations.

In addition, we may utilize AI and other new technologies in software provided by third parties to enhance our capabilities in producing copper, improving business processes and responding to threats to our technology platforms.  The use of AI when lacking of a strategy and a governance model may increase our exposure to cybersecurity risks and additional risks relating to the protection of data.

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

As of December 31, 2023, Grupo Mexico owned indirectly 88.9% of our capital stock. Some of our officers and directors, and those of Minera Mexico, are also directors and/or officers of Grupo Mexico and/or of its affiliates. We cannot assure you that the interests of Grupo Mexico will not conflict with those of our minority stockholders. Grupo Mexico has the ability to determine the outcome of substantially all matters submitted for a vote to our stockholders and thus exercises control over our business policies and affairs, including the following:

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

The business, market value and trading price of securities of companies with significant operations in Peru and Mexico is, to varying degrees, affected by the economic policies and market conditions in the United States, Europe and emerging market countries. Although economic policies and conditions in these countries may significantly differ from policies and conditions in Peru or Mexico, the market’s reactions to developments in any of these countries may adversely affect the Company’s business causing a fluctuation on the market value or the trading price of our securities, including debt securities.

In addition, in recent years economic conditions in Mexico have shown to have an increased correlation to U.S. economic conditions. Therefore, changes in economic policies and conditions in the United States could also have a significant adverse effect on Mexican economic conditions, affecting our business and the price of our common stock or debt securities. In 2017, the United States, Canada and Mexico began a discussion to update the North American Free Trade Agreement (“NAFTA”). In September 2018, the three countries reached an agreement on a new trade deal, which will be known as the United States—Mexico—Canada Agreement (“USMCA”). In June 2019, Mexico’s senate ratified the UMSCA. In December 2019, the three countries agreed to a new review of its regional trade pact, also concluding that the USMCA would replace NAFTA. On January 29, 2020, the President of the U.S. ratified and signed the USMCA into law. On July 1, 2020, the USMCA came into effect.

Although recent developments in the U.S. have reduced political instability, lifted consumer confidence and boosted the U.S. stock market, it is unclear whether the U.S. government will enact new policies towards China, that will reduce or eliminate trade tensions between the two countries. Despite being the epicenter of the COVID-19 pandemic, China began 2021 with a relatively optimistic economic growth outlook and represents approximately 50% of the world’s copper demand. A slowing in China’s economic growth, coupled with continued trade tensions with the U.S. could result in lower copper prices which could have a material adverse impact on our business and results of operations. The adoption and expansion of trade restrictions; changes in the current U.S.-China relations, including on-going trade tensions; or other changes in governmental policies related to taxes, tariffs, trade agreements or any other policies are difficult to predict, and could adversely affect the demand for our products, our costs, our customers, our suppliers and the U.S. economy, and consequently could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

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

Peruvian economic and political conditions, as well as illegal mining activities may have an adverse impact on our business.

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

Between 2019 and 2023, Peru experienced heightened political instability in a context marked by ongoing investigations into allegations of corruption and confrontation on the political front. Significant political turmoil in Peru led to a shutdown of the Peruvian Congress and the removal of three Peruvian presidents.

On December 7, 2022, the Peruvian congress invoked its powers under the Constitution to remove the current President from office. The Vice President immediately assumed the presidency, which has led to considerable turmoil, particularly in the south of Peru, where acts of vandalism and violence escalated. Roadblocks were scattered throughout the country, which negatively affected the normal course of business in various regions. Fortunately, our operations were not impacted. This climate of violence gradually subsided during the year and was replaced by a general concern about the economic recession and personal insecurity.

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

On May 09, 2023, Mexican Congress approved several changes effective immediately to the Mining Law, the National Waters Law, the General Law of Ecological Balance and Environmental Protection and the General Law for the Prevention and Integral Management of Waste. The main aspects of the Companys´s business that will be affected by the legislation are the terms for mining concessions from 50 to 30 years; new conditions on water use; provision of guarantees for site closure and remediation; a new 5% contribution of net earnings to indigenous communities for new projects and significant changes to exploration rules.

Down the line, the aforementioned changes could trigger amendment, additions and repeals of provisions of a number of laws, including the Mining Law, the National Water Law, the General Law for Ecological Balance and Environmental Protection and the General Law for the Prevention and Management of Mine Waste.

Although the Company believes that there will be no material impact on the Company's current operations or financial situation as a result of these changes, we cannot assure you that future developments in these laws will not affect our business.

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

Inflation in Peru in 2023, 2022 and 2021 was 3.2%, 8.5% and 6.4%, respectively. In 2023, the value of the sol appreciated by 2.8% against the U.S. dollar, versus a 4.5% appreciation in 2022 and a 10.3% depreciation in 2021. Although the Peruvian government’s economic policy reduced inflation and the economy has experienced significant growth in the past decade, we cannot assure you that inflation will not increase from its current level or that such economic growth will continue in the future at similar rates or at all. Additionally, a global financial economic crisis could negatively affect the Peruvian economy.

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

Although all of our Mexican operations’ sales of metals are priced and invoiced in U.S. dollars, a substantial portion of its costs are denominated in pesos. Accordingly, when inflation in Mexico increases without a corresponding depreciation of the peso, the net income generated by our Mexican operations is adversely affected. Inflation in Mexico was 4.7% in 2023, 7.8% in 2022 and 7.4% in 2021. The value of the peso appreciated by 12.7% against the U.S. dollar in 2023, versus a 5.9% apreciation in 2022 and a 3.2% of depreciation in 2021. The peso has been subject in the past to significant volatility, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our Cybersecurity Approach and Integration

Technology is a fundamental element in our Company’s permanent engagement with innovation and continuous improvement in the area of risk management and cybersecurity management strategy. As cybersecurity threats are becoming increasingly sophisticated and rapidly evolving, we have implemented processes for overseeing and identifying material risks from potential cybersecurity threats. Cyber risk management is a core component of our Company’s governance structure, and our cybersecurity processes are integrated into the Company’s overall risk management system and processes. Our primary focus is information security.

Our Information Technology governance framework is composed of policies, procedures, standards, and methodologies to identify and manage risks among other aspects, which are governed by reference frameworks and best practices.

SCC’s information security strategy is led by the Technology and Information Security Director (“TISD”), with review and support from the Chief Information Security Officer (“CISO”) of Grupo Mexico. The main purpose of SCC’s information security strategy is to identify and manage technological risks that could affect the Company's objectives and to strengthen our Company’s resilience. As part of management’s oversight of cybersecurity, the information security strategy is presented on an annual basis to SCC’s Audit Committee of the Board of Directors, which reports to the full Board of Directors, with additional review and oversight by AMC’s Risks Committee. In addition, we conduct a quarterly follow-up of our cybersecurity strategy’s execution progress and any significant cybersecurity incidents are rigorously monitored.

SCC’s Information Technology Governance Framework includes:

a.	Procedures for Information Security Risk Management and Information Security Risk Management Methodology based on the ISO 27005 Information security, cybersecurity and privacy protection standard and Control Objectives for Information and Related Technology (“COBIT”), which establishes criteria to identify, analyze, evaluate, treat and accept risks to the Company's technology infrastructure, including cybersecurity risks.

Our Risk Management Methodology is applied year-round and covers all of the Company’s IT departments and processes. The results are used to generate and update risk and control matrices.

Cybersecurity risks are documented on the Information Security risks and controls matrices. Key risks and their treatment are tracked via these matrices as part of the Information Security processes, which include Vulnerability Management, Patch Management on Information Technology devices, Hardening, Information Security Incident Response, Information Security Culture Development and Cyber Threat Intelligence.

The IT risks and controls matrices are reviewed, authorized, and released annually by the Technology and Information Security Director. The matrices are then submitted to SCC's Internal Audit department to review and evaluate controls, in terms of design, implementation, and operational effectiveness.

b.	Information Security Incident Management Procedure based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework

We utilize the Cybersecurity Framework of the NIST to outline the activities and authorize personnel to handle information security and cybersecurity incident responses within the Company. This procedure outlines the phases of the incident response process, including detection and analysis; containment and intelligence development; eradication and remediation; recovery; and post-incident activities. Assessments include the qualitative and quantitative factors that are essential for determining materiality on information security and cybersecurity incidents.

In   instances where a cybersecurity incident is classified and declared as material, our process is designed to meticulously document in a comprehensive report, all critical details such as the date and time of identification of the incident, a concise description of the incident's nature and scope, the impact of the incident on the Company's operations, and its current status (remediated or is undergoing remediation), in order to be clearly informed by the Company.

Information security and cybersecurity incidents undergo thorough review and assessment by the Information Security Subdirector, in collaboration with cybersecurity specialists and experts. Those incidents classified as material are reported to the Technology and Information Security Director, relevant Business Directors, and the  Board’s Audit Committee, with additional review by AMC's Productivity and Risk Committees. . Simultaneously, these processes allow cybersecurity incidents classified as “material” to be promptly disclosed to the SEC in a Form 8-K report within 4 business days of the Company’s determination that such incident is in fact a “material” incident.

Oversight of Third-Party Service Providers

Security Assessment Process for IT Service Providers

Our Security Assessment Process for IT Service Providers is based on the ISO 27001 Information security, cybersecurity, and privacy protection standard. This standard’s guidelines ensure that service providers design and implement procedures and notification mechanisms for incident response management within their technological infrastructure. All contracts with IT service providers must stipulate the service levels required by the Company.

Regular meetings are conducted with IT service providers to assess compliance with contracted services, which includes a report on detected information security and cybersecurity incidents, activities for their remediation, and findings and insights from previous reviews and improvements.

Engagement with External Experts

The Company engages top-tier external cyber security firms as needed and leverage their expertise. This is part of our ongoing effort to evaluate and enhance our cybersecurity program. The information security strategy includes assessments conducted by third parties and the engagement of specialized services for specific tasks, including:

a.	Internal and External Penetration Testing of SCC's Technology Infrastructure: This service is contracted at least annually to identify and remediate vulnerabilities that may exist at the infrastructure and critical operation systems levels.
b.	Cybersecurity Organizational Maturity Assessment: The objective of this service is to understand the level of risk and maturity of the Company's cybersecurity controls (Cybersecurity Assessment). The results of Cybersecurity Assessments are used to design and implement work plans.

Disclosure of Management’s Responsibilities

Technology and Information Security Director and Information Security Subdirector

Our management possesses significant expertise in the assessment and management of cybersecurity risks. TISD, and the Information Security Subdirector (“ISD”), has extensive experience in the areas of information technology, information security risk management, and cybersecurity. Specific to cybersecurity, the TISD and the ISD have the expertise to provide insights into the nature of cyber threats, the Company’s readiness, and actions that should be taken to mitigate such risks.

The TISD, under the direction of the Company’s Chief Executive Officer, is responsible for overseeing the Company’s information technology systems, digital capabilities, and cybersecurity practices. The current TISD has more than 25 years of IT experience and has spent 15+ years overseeing cybersecurity strategy, implementation, and operation. Additionally, he holds a Master’s degree in IT Management and a Master’s Degree in Business Administration.

The ISD, under the direction of the TISD, is responsible for overseeing the organization’s cybersecurity and promoting a security-centric culture throughout our operations. The ISD is at the forefront of enhancing our cybersecurity framework and strengthening the overall cybersecurity program. Additionally, the ISD oversees the cyber risk management function, which identifies cybersecurity threats and assesses cybersecurity risks. Our ISD has more than 12 years of experience in the cybersecurity field and holds a Computer Engineering degree.

Risk Committee and Productivity Committee

The Company’s holding company, AMC, has the following Committees, that convene several times a year:

●	AMC Productivity Committee
●	AMC Risks Committee

These committees provide support to the Company's Board of Directors with respect to information security and cybersecurity matters. In particular, the Risk Committee provides oversight of the Company’s risk management, cybersecurity, and operational compliance activities, as well as a means of bringing risk issues to the attention of management.

Disclosure of the Board’s Roles and Responsibilities

The Board of Directors is responsible for global oversight of our strategic and operational risks. The Audit Committee assists the Board of Directors with this responsibility by reviewing and discussing our risk assessment and risk management practices, including cybersecurity risks, with members of management. The Audit Committee, in turn, periodically reports its findings to the Board of Directors.

The Audit Committee

The Audit Committee is responsible for overseeing the Company’s overall risk management strategies, including cybersecurity risks and disclosures. To keep the Audit Committee informed, our information security strategy is periodically presented to the Audit Committee, which reports to the full Board of Directors. Regular meetings are held to report to the Audit Committee, which include a risk assessment that highlights cybersecurity risks and cybersecurity risk mitigation actions. Additionally, the Audit Committee receives updates on significant incidents and cybersecurity risks that have been presented to or discussed with the Risk Committee.

The Internal Audit Department

The Internal Audit department of SCC operates in accordance to an Annual Plan that has been approved by the SCC Audit Committee. This plan encompasses the design and execution of system audits, including testing of cybersecurity controls and protocols. Recommendations from both Internal and External experts are thoroughly reviewed and evaluated and may be implemented if findings so merit.

Cybersecurity Incident Impact

While we identified no cybersecurity incidents, we have been subject to attempted cybersecurity threats and will likely continue to be subject to such attempts in the future. For additional discussions of risks from cybersecurity threats we face, see Item 1A “Risk Factors”. There were no material cybersecurity incidents in 2023.

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

MOLYBDENUM PRODUCTION

Molybdenum is recovered from copper-molybdenum concentrates produced at the concentrator. The copper-molybdenum concentrate is first treated with a thickener until it becomes slurry. The slurry is then agitated in a chemical and water solution and pumped to the flotation separator. The separator creates a froth that carries molybdenum to the surface but not the copper mineral (which is later filtered to produce copper concentrates. The molybdenum froth is skimmed off, filtered and dried to produce molybdenum concentrates.

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

PRODUCTION OVERVIEW

The table below provides an overview of Southern Copper’s aggregate annual production for all of its properties during each of the three most recently completed fiscal years:

				Variance
	Year Ended December 31,			2023 -2022		2022 -2021
	2023	2022	2021	Volume	%	Volume	%
COPPER (thousand pounds):
Mined	2,008,438	1,972,480	2,112,465	35,958	1.8%	(139,985)	(6.6)%
Smelted	1,383,597	1,405,421	1,319,619	(21,824)	(1.6)%	85,802	6.5%
Refined	1,419,817	1,495,767	1,401,719	(75,950)	(5.1)%	94,048	6.7%
Rod	340,182	344,893	330,961	(4,711)	(1.4)%	13,932	4.2%
SILVER (thousand ounces)
Mined	18,408	18,562	18,962	(154)	(0.8)%	(400)	(2.1)%
Refined	10,927	14,272	13,691	(3,345)	(23.4)%	581	4.2%
MOLYBDENUM (thousand pounds)
Mined	59,164	57,849	66,716	1,315	2.3%	(8,867)	(13.3)%
ZINC (thousand pounds)
Mined	144,422	132,300	147,617	12,122	9.2%	(15,317)	(10.4)%
Refined	222,695	220,225	204,306	2,470	1.1%	15,919	7.8%
GOLD (ounces)
Mined	65,373	65,134	60,631	239	0.4%	4,503	7.4%
Refined	37,666	43,306	42,628	(5,640)	(13.0)%	678	1.6%

KEY PRODUCTION CAPACITY DATA

We own and operate all production facilities. The table below provides details on the locations of production facilities as of December 31, 2023 by reportable segment, the processes used, and the key production and capacity data for each location:

					2023	2023 Capacity
Facility Name	Location	Stage	Process	Nominal Capacity(1)	Production	Use(3)
PERUVIAN OPEN‑PIT SEGMENT
Mining Operations
Cuajone open‑pit mine	Cuajone (Peru)	Production	Copper ore milling and recovery, copper and molybdenum concentrate production	90.0 ktpd—ore milled	76.1	84.6%
Toquepala open‑pit mine (Concentrator I+II)	Toquepala (Peru)	Production	Copper ore milling and recovery, copper and molybdenum concentrate production	120.0 ktpd—ore milled	114.8	95.6%
Toquepala SX‑EW plant	Toquepala (Peru)	Production	Leaching, solvent extraction and cathode electrowinning	56.3 ktpy—refined	25.3	44.8%
Processing Operations
Ilo copper smelter	Ilo (Peru)	Production	Copper smelting, blister, anodes production	1,376.1 ktpy—concentrate feed	1,292.9	94.0%
Ilo copper refinery	Ilo (Peru)	Production	Copper refining	294.8 ktpy—refined cathodes	289.7	98.3%
Ilo acid plants	Ilo (Peru)	Production	Sulfuric acid	1,354.93 ktpy—sulfuric acid	1,286.8	95.0%
Ilo precious metals refinery	Ilo (Peru)	Production	Slime recovery & processing, gold & silver refining	460 tpy	355.0	77.1%
MEXICAN OPEN‑PIT SEGMENT
Mining Operations
Buenavista open‑pit mine; Concentrator I	Sonora (Mexico)	Production	Copper ore milling & recovery, copper concentrate production	84.0 ktpd—milling	83.2	99.1%
Concentrator II				115.0 ktpd—milling	115.7	100.6%
Buenavista: SX‑EW plant I	Sonora (Mexico)	Production	Leaching, solvent extraction & refined cathode electrowinning	11.0 ktpy—refined	—	—%
SX‑EW plant II	Sonora (Mexico)	Production	Leaching, solvent extraction & refined cathode electrowinning	43.8 ktpy—refined	20.8	47.5%
SX‑EW plant III	Sonora (Mexico)	Production	Leaching, solvent extraction & refined cathode electrowinning	120.0 ktpy—refined	66.8	55.6%
La Caridad open‑pit mine	Sonora (Mexico)	Production	Copper ore milling & recovery, copper & molybdenum concentrate production	94.5 ktpd—milling	96.2	101.8%
La Caridad SX‑EW plant	Sonora (Mexico)	Production	Leaching, solvent extraction & cathode electrowinning	21.9 ktpy—refined	23.0	105.0%
Processing Operations
La Caridad copper smelter	Sonora (Mexico)	Production	Concentrate smelting, anode production	1,000 ktpy—concentrate feed	966.6	96.7%
La Caridad copper refinery	Sonora (Mexico)	Production	Copper refining	300 ktpy copper cathode	218.6	72.9%
La Caridad copper rod plant	Sonora (Mexico)	Production	Copper rod production	150 ktpy copper rod	154.3	102.9%
La Caridad precious metals refinery	Sonora (Mexico)	Production	Slime recovery & processing, gold & silver refining	1.8 ktpy—slime	0.9	51.5%
La Caridad sulfuric acid plant	Sonora (Mexico)	Production	Sulfuric acid	1,565.5 ktpy—sulfuric acid	948.5	60.6%
IMMSA SEGMENT
Underground mines
Charcas	San Luis Potosi (Mexico)	Production	Copper, zinc, lead milling, recovery & concentrate production	1,460 ktpy—ore milled	1,270.1	87.0%
San Martin	Zacatecas (Mexico)	Production	Lead, zinc, copper & silver mining, milling recovery & concentrate production	1,606 ktpy—ore milled	1,423.5	88.6%
Santa Barbara	Chihuahua (Mexico)	Production	Lead, copper and zinc mining & concentrates production	2,190 ktpy—ore milled	1,652.1	75.4%
Santa Eulalia	Chihuahua (Mexico)	Suspended	Lead & zinc mining and milling recovery & concentrate production	547.5 ktpy—ore milled	—	—%

Taxco(2)	Guerrero (Mexico)	Suspended	Lead, zinc silver & gold mining recovery & concentrate production	730 ktpy—ore milled	—	—%
Processing Operations
San Luis Potosi zinc refinery	San Luis Potosi (Mexico)	Production	Zinc concentrates refining	105.0 ktpy zinc cathode	101.0	96.2%
San Luis Potosi sulfuric acid plant	San Luis Potosi (Mexico)	Production	Sulfuric acid	180.0 ktpy sulfuric acid	180.0	100.0%

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

OTHER PROPERTIES

The table below provides details on the locations and other information as of December 31, 2023 for our properties under development or exploration. These properties are also owned and operated by SCC.

Property Name	Location	Stage	Mineralization	Mineral rights and acreage
Other properties in Peru
Tia Maria	Arequipa (Peru)	Development	Porphyry copper deposit; economic mineralization is oxide copper.	Consists of 57 concessions covering approximately 34,933 hectares.
Los Chancas	Apurimac (Peru)	Exploration	Porphyry copper–molybdenum deposit; copper sulfides are dominant.	Consists of 35 concessions, covering approximately 24,237 hectares.
Michiquillay	Cajamarca (Peru)	Exploration	Porphyry copper–molybdenum–gold deposit; copper sulfides are dominant.	Consists of 18 concessions covering approximately 4,051 hectares.
Other properties in Mexico
El Pilar	Sonora (Mexico)	Development	Predominantly consists of the copper oxide mineral chrysocolla.	Consists of 19 concessions covering approximately 9,571 hectares.
El Arco	Baja California (Mexico)	Development	Porphyry copper deposit; mineralization occurs in three sub-horizontal zones.	Consists of 20 concessiones covering approximately 72,131 hectares.

PROPERTY BOOK VALUE

As of December 31, 2023, net book values of property and mine development were as follows (in millions):

Peruvian operations:
Cuajone	$597.7
Toquepala	1,925.4
Tia Maria project	282.8
Ilo and other support facilities	548.2
Construction in progress	740.3
Total Peru	$4,094.4
Mexican open‑pit operations:
Buenavista mine and concentrator plants	$2,451.6
Buenavista SX‑EW and Quebalix	776.6
La Caridad mine and concentrator plant	652.9
La Caridad support facilities	261.2
Construction in progress	464.4
Total Mexico Open Pit	$4,606.7
Mexican IMMSA unit:
San Luis Potosi	$85.2
Zinc electrolytic refinery	80.1
Charcas	103.6
San Martin	132.5
Santa Barbara	140.0
Santa Eulalia	34.7
Other facilities	6.0
Construction in progress
- Zinc electrolytic refinery	11.0
- Charcas	46.0
- San Martin	18.7
- Santa Barbara	78.0
- Santa Eulalia	15.3
- Other Facilities	3.4
Total IMMSA Unit	$754.5
Other property:
El Pilar	$116.0
Mexicana del Arco	103.1
Total	$219.1
Mexican administrative offices	$108.2
Total Mexico	$5,688.5
Total Southern Copper Corporation	$9,782.9

SUMMARY OPERATING DATA

The following table contains certain operating data underlying our financial and operating information for each of the periods indicated.

				Variance
	Year Ended December 31,			2023 -2022		2022 -2021
	2023	2022	2021	Volume	%	Volume	%
COPPER (thousand pounds):
Mined
Peru open‑pit
Toquepala	440,165	385,931	448,913	54,234	14.1%	(62,982)	(14.0)%
Cuajone	328,990	309,338	372,559	19,652	6.4%	(63,221)	(17.0)%
SX‑EW Toquepala	55,672	58,315	56,777	(2,643)	(4.5)%	1,538	2.7%
Mexico open‑pit
La Caridad	193,596	195,091	226,390	(1,495)	(0.8)%	(31,299)	(13.8)%
Buenavista	725,216	746,557	752,225	(21,341)	(2.9)%	(5,668)	(0.8)%
SX‑EW La Caridad	50,691	51,449	55,942	(758)	(1.5)%	(4,493)	(8.0)%
SX‑EW Buenavista	193,024	205,662	180,437	(12,638)	(6.1)%	25,225	14.0%
IMMSA unit	21,084	20,137	19,222	947	4.7%	915	4.8%
Total Mined	2,008,438	1,972,480	2,112,465	35,958	1.8%	(139,985)	(6.6)%
Smelted
Peru open‑pit
Blister Ilo	4,088	4,508	5,735	(420)	100.0%	(1,227)	(21.4)%
Anodes Ilo	798,342	771,630	680,263	26,712	3.5%	91,367	13.4%
Mexico open‑pit
Anodes La Caridad	581,167	629,283	633,621	(48,116)	(7.6)%	(4,338)	(0.7)%
Total Smelted	1,383,597	1,405,421	1,319,619	(21,824)	(1.6)%	85,802	6.5%
Refined
Peru Open‑pit
Cathodes Ilo	638,589	638,741	573,583	(152)	(0.0)%	65,158	11.4%
SX‑EW Toquepala	55,672	58,315	56,777	(2,643)	(4.5)%	1,538	2.7%
Mexico Open‑pit
Cathodes La Caridad	481,841	541,600	534,980	(59,759)	(11.0)%	6,620	1.2%
SX‑EW La Caridad	50,691	51,449	55,942	(758)	(1.5)%	(4,493)	(8.0)%
SX‑EW Buenavista	193,024	205,662	180,437	(12,638)	(6.1)%	25,225	14.0%
Total Refined	1,419,817	1,495,767	1,401,719	(75,950)	(5.1)%	94,048	6.7%
Rod Mexico Open‑pit—La Caridad	340,182	344,893	330,961	(4,711)	(1.4)%	13,932	4.2%
SILVER (thousand ounces)
Mined
Peru Open‑pit
Toquepala	2,615	2,220	2,681	395	17.7%	(461)	(17.2)%
Cuajone	2,395	2,298	2,692	97	4.3%	(394)	(14.6)%
Mexico Open‑pit
La Caridad	2,065	2,086	2,227	(21)	(1.0)%	(141)	(6.3)%
Buenavista	4,669	5,208	4,774	(539)	(10.3)%	434	9.1%
IMMSA unit	6,664	6,750	6,588	(86)	(1.3)%	162	2.5%
Total Mined	18,408	18,562	18,962	(154)	(0.8)%	(400)	(2.1)%
Refined
Peru—Ilo	3,526	3,741	3,985	(215)	(5.6)%	(244)	(6.1)%
Mexico—La Caridad	7,398	8,569	7,612	(1,171)	(13.7)%	957	12.6%
IMMSA unit	3	1,962	2,094	(1,959)	(99.8)%	(132)	(6.3)%
Total Refined	10,927	14,272	13,691	(3,345)	(23.4)%	581	4.2%
MOLYBDENUM (thousand pounds)
Mined
Toquepala	13,916	16,934	23,462	(3,018)	(17.8)%	(6,528)	(27.8)%
Cuajone	8,252	7,992	9,237	260	3.3%	(1,245)	(13.5)%
Buenavista	11,937	11,848	11,524	89	0.8%	324	2.8%
La Caridad	25,059	21,075	22,493	3,984	18.9%	(1,418)	(6.3)%
Total Mined	59,164	57,849	66,716	1,315	2.3%	(8,867)	(13.3)%
ZINC (thousand pounds)
Mined IMMSA	144,422	132,300	147,617	12,122	9.2%	(15,317)	(10.4)%
Refined IMMSA	222,695	220,225	204,306	2,470	1.1%	15,919	7.8%

(1)	Copper production reported under “smelted” and “refined” is a subset of the mined copper and it is not additive to the mined copper.

SUMMARY DISCLOSURE OF MINERAL RESOURCES

The following table contains the summary of our mineral resources exclusive of mineral reserves as of December 31, 2023, based on long-term price assumptions of $3.80 per pound of copper, $11.50 per pound of molybdenum ($10.35 per pound of molybdenum in the case of our El Arco mine), $23.00 per ounce of silver, $1.32 per pound of zinc, $1.04 per pound of lead and $1,725 per ounce of gold.

	Measured mineral resources			Indicated mineral resources			Measured + Indicated mineral resources			Inferred mineral resources
	Amount		Metal	Amount		Metal	Amount		Metal	Amount		Metal
	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)
Copper:
Peru:
Cuajone Sulfides	—	—%	—	329.5	0.38%	2,746.6	329.5	0.38%	2,746.6	836.0	0.32%	5,831.2
Cuajone Leach	—	—%	—	0.2	0.54%	2.6	0.2	0.54%	2.6	0.3	0.51%	3.4
Toquepala Sulfides	—	—%	—	1,196.7	0.42%	11,182.3	1,196.7	0.42%	11,182.3	2,405.1	0.39%	20,920.9
Toquepala Leach	—	—%	—	1,050.6	0.08%	1,943.3	1,050.6	0.08%	1,943.3	2,303.7	0.08%	4,154.8
La Tapada deposit	—	—%	—	90.4	0.21%	420.3	90.4	0.21%	420.3	1.6	0.18%	6.4
Tia Maria deposit	—	—%	—	35.5	0.17%	135.2	35.5	0.17%	135.2	21.8	0.22%	107.8
Los Chancas Oxide	—	—%	—	98.0	0.45%	975.2	98.0	0.45%	975.2	33.0	0.38%	277.4
Los Chancas Sulfide	—	—%	—	52.0	0.59%	672.8	52.0	0.59%	672.8	1,400.0	0.45%	13,887.6
Michiquillay	—	—%	—	—	—%	—	—	—%	—	2,288.0	0.43%	21,554.8
Mexico:
Buenavista Mill	—	—%	—	763.8	0.34%	5,663.6	763.8	0.34%	5,663.6	13,015.0	0.21%	56,583.5
Buenavista Leach	—	—%	—	76.9	0.13%	196.0	76.9	0.13%	196.0	2,830.5	0.14%	8,517.1
Buenavista zinc plant	—	—%	—	148.2	0.46%	1,561.6	148.2	0.46%	1,561.6	142.8	0.43%	1,394.4
La Caridad Mill	—	—%	—	3,927.5	0.16%	13,680.6	3,927.5	0.16%	13,680.6	2,972.8	0.14%	8,913.2
La Caridad Leach	—	—%	—	683.0	0.08%	1,129.0	683.0	0.08%	1,129.0	526.0	0.08%	904.5
Charcas	—	—%	—	6.4	0.52%	73.8	6.4	0.52%	73.8	15.2	0.55%	182.5
Santa Barbara	—	—%	—	25.5	0.52%	291.8	25.5	0.52%	291.8	18.2	0.55%	222.2
San Martin	—	—%	—	13.0	0.65%	187.0	13.0	0.65%	187.0	52.3	0.48%	554.0
El Arco Mill	—	—%	—	826.6	0.41%	7,544.9	826.6	0.41%	7,544.9	2,344.9	0.37%	19,352.3
El Arco Leach	—	—	—	51.3	0.30%	335.3	51.3	0.30%	335.3	63.8	0.25%	350.9
El Pilar	2.2	0.20%	9.0	81.3	0.18%	317.0	83.4	0.18%	326.0	88.6	0.12%	234.4
Pilares Mill	—	—%	—	—	—%	—	—	—%	—	67.3	0.55%	817.3
Pilares Leach	—	—%	—	—	—%	—	—	—%	—	0.9	0.34%	6.8
Total	2.2		9.0	9,456.4		49,058.8	9,458.5		49,067.8	31,427.9		164,777.5
Molybdenum:
Peru:
Cuajone	—	—%	—	329.5	0.014%	103.4	329.5	0.014%	103.4	836.0	0.011%	200.5
Toquepala	—	—%	—	1,196.7	0.023%	606.7	1,196.7	0.023%	606.7	2,405.1	0.019%	1,009.3
Mexico:
Buenavista Mill	—	—%	—	763.8	0.005%	88.7	763.8	0.005%	88.7	13,015.0	0.004%	1,081.2
Buenavista zinc plant	—	—%	—	148.2	0.002%	5.4	148.2	0.002%	5.4	142.8	0.003%	6.8
La Caridad Mill	—	—%	—	3,927.5	0.028%	2,424.4	3,927.5	0.028%	2,424.4	2,972.8	0.025%	1,638.5
El Arco Mill	—	—%	—	826.6	0.008%	146.5	826.6	0.008%	146.5	2,344.9	0.006%	298.2
Pilares Mill	—	—%	—	—	—%	—	—	—%	—	67.3	0.005%	7.5
Total	—		—	7,192.3		3,375.1	7,192.3		3,375.1	21,783.9		4,241.9
Silver: (2)
Mexico:
Charcas	—	—%	—	6.4	84.0	17,297.0	6.4	84.0	17,297.0	15.2	98.0	48,005.0
Santa Barbara	—	—%	—	25.5	103.0	84,495.0	25.5	103.0	84,495.0	18.2	95.0	55,444.0
San Martin	—	—%	—	13.0	77.0	32,236.0	13.0	77.0	32,236.0	52.3	72.0	121,500.0
El Arco Mill	—	—%	—	826.6	1.6	41,875.3	826.6	1.6	41,875.3	2,344.9	1.5	110,887.3
Total	—		—	871.5		175,903.3	871.5		175,903.3	2,430.6		335,836.3
Zinc:
Mexico:
Buenavista zinc plant	—	—%	—	148.2	0.78%	2,416.3	148.2	0.78%	2,416.3	142.8	0.49%	1,638.0
Buenavista Cu plant	—	—%	—	763.8	0.07%	1,182.1	763.8	0.07%	1,182.1	13,015.0	0.03%	8,088.8
Charcas	—	—%	—	6.4	3.06%	431.8	6.4	3.06%	431.8	15.2	2.78%	928.0
Santa Barbara	—	—%	—	25.5	3.15%	1,772.7	25.5	3.15%	1,772.7	18.2	3.86%	1,553.5
San Martin	—	—%	—	13.0	1.97%	565.0	13.0	1.97%	565.0	52.3	2.66%	3,072.7
Total	—		—	956.9		6,367.9	956.9		6,367.9	13,243.5		15,281.0

Lead:
Mexico:
Charcas	—	—%	—	6.4	0.39%	55.0	6.4	0.39%	55.0	15.2	0.39%	129.5
Santa Barbara	—	—%	—	25.5	1.99%	1,121.0	25.5	1.99%	1,121.0	18.2	2.25%	906.0
San Martin	—	—%	—	13.0	0.34%	96.8	13.0	0.34%	96.8	52.3	0.32%	369.3
Total	—		—	44.9		1,272.8	44.9		1,272.8	85.7		1,404.8
Gold: (2)
Mexico:
Santa Barbara	—	—%	—	25.5	0.27	221.0	25.5	0.27	221.0	18.2	0.17	98.0
El Arco Mill	—	—%	—	826.6	0.12	3,226.1	826.6	0.12	3,226.1	2,344.9	0.11	8,053.5
Total	—		—	852.1		3,447	852.1		3,447	2,363.1		8,152

(1)	Mineral resources are reported in situ and are current at December 31, 2023. Mineral resources are reported exclusive of mineral reserves. Figures have been rounded.
(2)	Gold and silver grades are denominated in grams per tonne. Gold and silver contents are expressed in thousand ounces.
(3)	For further information on assumptions used in preparing the mineral resource estimates, for the following operations: Cuajone, Toquepala, Buenavista and La Caridad; please refer to their individual property disclosure in this Form 10-K and the technical report summaries prepared by qualified persons, under Exhibits 96.1, 96.2, 96.6 and 96.7 respectively of 2022 Form 10-K/A filed on February 28, 2023.
(4)	For further information on assumptions used in preparing the mineral resource estimates, for the following operations: Charcas, Santa Barbara and San Martin; please refer to their individual property disclosure in this Form 10-K and the technical report summaries prepared by qualified persons, under Exhibits 96.11, 96.12 and 96.13 respectively in this Form 10-K.
(5)	For further information on assumptions used in preparing the estimates for the following operations: El Arco, Tia Maria, Los Chancas, Michiquillay, Pilares and El Pilar, please refer to their individual property disclosure in this Form 10-K and Chapter 11 of the project technical report summaries prepared by qualified persons, under Exhibit 96.10, 96.3, 96.4, 96.5, 96.8 and 96.9, respectively of 2021 Form 10-K/A filed on March 7, 2022.

SUMMARY DISCLOSURE OF MINERAL RESERVES

The following table contains the summary of our mineral reserves as of December 31, 2023, based on long-term price assumptions of $3.30 per pound of copper, $10.00 per pound of molybdenum ($9.00 per pound of molybdenum in the case of our El Arco mine), $20.00 per ounce of silver, $1,500 per ounce of gold and $1.15 per pound of zinc.

	Proven mineral reserves			Probable mineral reserves			Total mineral reserves
	Amount		Metal	Amount		Metal	Amount		Metal
	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)
Copper:
Peru:
Cuajone Mill	—	—%	—	1,294.7	0.48%	13,749.7	1,294.7	0.48%	13,749.7
Cuajone Leach	—	—%	—	20.6	0.51%	232.0	20.6	0.51%	232.0
Toquepala Mill	—	—%	—	2,105.0	0.47%	21,708.4	2,105.0	0.47%	21,708.4
Toquepala Leach	—	—%	—	2,545.4	0.15%	8,691.7	2,545.4	0.15%	8,691.7
La Tapada deposit	—	—%	—	487.6	0.41%	4,449.2	487.6	0.41%	4,449.2
Tia Maria deposit	—	—%	—	223.8	0.29%	1,412.5	223.8	0.29%	1,412.5
Mexico:
Buenavista Sulfides	—	—%	—	2,052.4	0.41%	18,670.0	2,052.4	0.41%	18,670.0
Buenavista Leach	—	—%	—	1,033.1	0.22%	4,948.0	1,033.1	0.22%	4,948.0
La Caridad Mill	—	—%	—	2,038.7	0.21%	9,415.0	2,038.7	0.21%	9,415.0
La Caridad Leach	—	—%	—	196.8	0.09%	393.0	196.8	0.09%	393.0
El Arco Mill	—	—%	—	1,229.5	0.40%	10,822.1	1,229.5	0.40%	10,822.1
El Arco Leach	—	—%	—	140.5	0.27%	846.3	140.5	0.27%	846.3
El Pilar	63.0	0.27%	370.4	254.0	0.25%	1,373.5	317.0	0.25%	1,743.9
Total	63.0		370.4	13,622.2		96,711.4	13,685.2		97,081.8
Molybdenum:
Peru:
Cuajone	—	—%	—	1,294.7	0.017%	493.0	1,294.7	0.017%	493.0
Toquepala	—	—%	—	2,105.0	0.021%	996.7	2,105.0	0.021%	996.7
Mexico:
Buenavista	—	—%	—	1,961.0	0.007%	319.0	1,961.0	0.007%	319.0
La Caridad	—	—%	—	2,038.7	0.028%	1,244.0	2,038.7	0.028%	1,244.0
El Arco Mill	—	—%	—	1,229.5	0.006%	166.7	1,229.5	0.006%	166.7
Total	—		—	8,628.9		3,219.4	8,628.9		3,219.4
Silver: (2)
Mexico:
El Arco	—	—%	—	1,229.5	1.8	70,464.9	1,229.5	1.8	70,464.9
Total	—		—	1,229.5		70,464.9	1,229.5		70,464.9
Zinc:
Mexico:
Buenavista zinc plant (3)	—	—%	—	91.4	1.42%	2,852.0	91.4	1.42%	2,852.0
Gold: (2)
Mexico:
El Arco	—	—%	—	1,229.5	0.14	5,584.8	1,229.5	0.14	5,584.8

(1)	Mineral reserves are current at December 31, 2023. The reference point for the estimate is delivery to the process plant. Figures have been rounded.
(2)	Gold and silver grades are denominated in grams per tonne. Gold and silver contents are expressed in thousand ounces.
(3)	For further information on assumptions used in preparing the mineral reserve estimates, for the following mineral properties: Cuajone, Toquepala, Buenavista and La Caridad, please refer to the individual property disclosure in this Form 10-K and to the technical report summaries prepared by qualified persons, under Exhibits 96.1, 96.2, 96.6 and 96.7 respectively of 2022 Form 10-K/A filed on February 28, 2023.
(6)	For further information on assumptions used in preparing the estimates for the following mineral properties: El Arco, Tia Maria and El Pilar, please refer to the individual property disclosure in this Form 10-K and to the project technical report summaries prepared by qualified persons, under Exhibit 96.10, 96.3 and 96.9 respectively of Form 10-K/A, filed on March 7, 2022.

Tailings Dams

Tailings are comprised of solid particles originating at the concentrator plants during the grinding process that, combined with water, are sent to specially built structures where they are impounded. The water is recovered to be reused in the process.

Tailings dams are basically built in two manners: by using the coarse fraction from the same tailings or by using external material, often known as “borrowed material” such as rock, clay etc. We believe SCC’s tailings dams are built according to international standards and national accepted engineering practices. We comply with the country’s current regulations and adhere to the recommendations of the International Commission on Large Dams (ICOLD). In addition, we have a committee, comprised of both internal and external specialists, which periodically reviews the safety and operation of each dam. In 2020, we implemented the project “Automation and Real Time Monitoring of geotechnical instrumentation in the Pit and Quebrada Honda Tailings Dam” and conditioned a location to install three radars to conduct geotechnical monitoring of the Quebrada Honda Tailings Dam. We do not expect that these activities will generate any adverse material effects in our operations.

We have six tailings dams in operation in Mexico and one in Peru as follows:

Country	Operation	Name	Current Height	Material	Method
Mexico	Buenavista	Tailings dam # 3	103 meters	Borrowed	Downstream
Mexico	Buenavista	New tailings dam	99 meters	Borrowed	Downstream
Mexico	La Caridad	Tailings dam # 7	189 meters	Borrowed	Downstream
Mexico	Charcas	Tailings dam	55 meters	Coarse tailings	Upstream
Mexico	Santa Barbara	Noriega dam	52 meters	Coarse tailings	Upstream
Mexico	San Martin	Tailings dam 5 & 7	50 meters	Coarse tailings	Upstream
Peru	Cuajone and Toquepala	Quebrada Honda	143 meters	Coarse tailings	Downstream

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
BINATIONAL HIGHWAY
CUAJONE MINE
TOQUEPALA MINE
TAILS DAM
SMELTER
REFINERY
ILO
SPCC PORT
PACIFIC
OCEAN
COASTAL HIGHWAY
TACNA
CHILE
BOLIVIA
LEYEND
HIGHWAY
ROAD
SPCC TRAIN
TOWN
SPCC FACILITIES
ECUADOR
COLOMBIA
BRASIL
PERU
Lima
PACIFIC OCEAN
BOLIVIA
Arequipa
Ilo
Tacna
CHILE

PERUVIAN MINES AND PROCESSING FACILITIES

Date: January 2024

Scale: Graphic (km)

Cuajone

The Cuajone operations consist of an open-pit copper mine and a concentrator and are located in the Torata District, Mariscal Nieto Region, of Moquegua, approximately 878 km from the city of Lima and 27 km from the city of Moquegua. The Project centroid is at about 17° 3.130’S latitude and 70° 44.499’W longitude, while the open pit is centered at approximately 17° 2.601’S latitude and 70° 42.481’W longitude.

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

The Cuajone operations are owned and operated by SPCC Peru Branch and contain a single mining concession, “Acumulacion Cuajone”, which covers an area of 15,024.5 hectares. Power is transmitted for process needs from the Peruvian grid using two Southern Copper-owned transmission lines of 138 kV and 220 kV. Additionally, the Cuajone operations use surface and underground water from a variety of sources as fresh make up water.

The property is currently in the production stage. Southern Copper has had an interest in the Cuajone area since 1954. Predecessor companies included Cerro de Pasco Corporation, Newmont and Asarco. Overburden removal commenced in 1970 and ore production commenced in 1976. Our Cuajone operations utilize a conventional open-pit mining method to drill/blast/haul copper ore for further processing at the concentrator, which has a milling capacity of 90,000 tonnes per day. Book value of the property and its associated plant and equipment is available under “Property Book Value” on page 37 of this report.

The table below shows production information for 2023, 2022 and 2021 for our Cuajone operations:

					Variance 2023 -
					2022
		2023	2022	2021	Amount	%
Mine annual operating days		365	365	365
Mine
Total ore mined	(kt)	27,469	25,049	29,548	2,420	9.7%
Copper grade	(%)	0.640	0.658	0.674	(0.018)	(2.7)%
Leach material mined	(kt)	913	1,817	1,983	(904)	(49.8)%
Leach material grade	(%)	0.590	0.713	0.668	(0.123)	(17.3)%
Stripping ratio	(x)	4.15	4.21	3.70	(0.06)	(1.4)%
Total material mined	(kt)	146,261	139,916	148,302	6,345	4.5%
Concentrator
Total material milled	(kt)	27,398	24,985	29,617	2,413	9.7%
Copper recovery	(%)	85.30	85.30	84.70	—	—%
Copper concentrate	(kt)	601.4	562.8	670.1	38.6	6.9%
Copper in concentrate	(kt)	149.2	140.3	169.0	8.9	6.3%
Copper concentrates average grade	(%)	24.81	24.93	25.22	(0.12)	(0.5)%
Molybdenum
Molybdenum grade	(%)	0.020	0.023	0.022	(0.003)	(13.0)%
Molybdenum recovery	(%)	63.30	63.22	63.27	0.08	0.1%
Molybdenum concentrate	(kt)	7.0	6.7	7.8	0.3	4.2%
Molybdenum concentrate average grade	(%)	53.43	53.86	53.76	(0.43)	(0.8)%
Molybdenum in concentrate	(kt)	3.7	3.6	4.2	0.1	3.0%

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

Mineralization and alteration at the Cuajone deposit is directly related to a multi-stage latite porphyry that intrudes basaltic andesites and the overlying 370 m of rhyolite porphyries of the Toquepala Group. The Cuajone porphyry deposit exhibits a zoned alteration pattern that includes potassic, propylitic, sericitic and intermediate argillic hydrothermal alteration styles. The Cuajone mineralogy is typically simple and consists of pyrite, chalcopyrite, and bornite, with sparse sphalerite, galena, and enargite.

Concentrator

Our Cuajone operations use state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit to coordinate inflows and optimize operations. The process designs were based on existing technologies and proven equipment, and the plants constructed using those designs have been operating for 47 years. Material with a copper grade over 0.25% is loaded to the in-pit crushing and conveying (IPCC) system and sent to the milling circuit, where giant rotating crushers reduce the size of the rocks to approximately one-half of an inch. The ore is then sent to the ball mills, which grind it to the consistency of fine powder. The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells to produce foam for floating the copper and molybdenum minerals while waste materials called tailings are separated. This copper-molybdenum bulk concentrate is then treated by inverse flotation, where molybdenum is floated and copper is depressed. The copper concentrate is shipped by rail to the smelter at Ilo and the molybdenum concentrate is packaged for shipment to customers.

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

In November 2023, the "HPGR optimization as a quaternary crushing circuit" project began operational testing and ramping-up. In the first quarter of 2024, the quaternary crushing circuit is expected to be working at full capacity.

Slope stability

The Cuajone pit is approximately 930 meters deep. Under the present mine plan configuration, the Cuajone pit will reach a depth of 1,320 meters. The increases in the depth of the pit present us with a number of geotechnical challenges. Perhaps the foremost concern is the possibility of slope failure, which all open pit mines face. To meet the geotechnical challenges relating to slope stability of the open pit mines, we have taken the following steps:

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

In 2023, an evaluation of the physical stability of the waste rock deposits and leach heaps was carried out, in compliance with article 400 of the Supreme Decree 024-2016 and its amendments contained in the Supreme Decree 023-2017 E.M. Eight digital extensometers were also acquired to monitor and control waste rock deposits.

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources for Cuajone as of December 31, 2023, based on long-term price assumptions of $3.80 and $11.50 per pound respectively; theses prices were fixed over the remaining 47 year of mine life:

	2023				2022
Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Measured mineral resources	—	—%	—%	—	—	—%	—%	—
Indicated mineral resources
- Sulfides	329.5	0.38%	84.8%	2,746.6	331.6	0.46%	84.8%	3,381.5	(18.8)%
- Leach (oxides)	0.2	0.54%	42.4%	2.6	0.2	0.62%	42.4%	3.2
Measured + Indicated mineral resources	329.7	0.38%		2,749.2	331.8	0.46%		3,384.7	(18.8)%
Inferred mineral resources
- Sulfides	836.0	0.32%	84.8%	5,831.2	850.9	0.31%	84.8%	5,901.7	(1.2)%
- Leach (oxides)	0.3	0.51%	42.4%	3.4	0.3	0.51%	42.4%	3.4	0.0%
Total inferred mineral resources	836.3	0.32%		5,834.6	851.2	0.31%		5,905.1	(1.2)%

Molybdenum	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (thousand tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Measured mineral resources	—	—%	—%	—	—	—%	—%	—
Indicated mineral resources	329.5	0.014%	62.9%	103.4	331.6	0.017%	62.9%	121.7	(15.0)%
Measured + Indicated mineral resources	329.5	0.014%	62.9%	103.4	331.6	0.017%	62.9%	121.7	(15.0)%
Inferred mineral resources	836.0	0.011%	62.9%	200.5	850.9	0.011%	62.9%	201.8	(0.6)%

(1)	The Variation column refers to metal content variation.
(2)	The point of reference for mineral resources is in place and are current as at December 31, 2023; based on 2022 year-end mineral resource tonnages, grades and contents adjusted only considering the 2023 mine depletion. Mineral resources are reported exclusive of mineral reserves. Wood is the third-party firm comprising mining experts responsible for the estimate.
(3)	Mineral resources are constrained within an optimized pit shell based on copper and molybdenum revenue only. Mineral resources are reported within a conceptual pit shell that use the following input parameters: metal prices of $3.80/lb Cu and $11.50/lb Mo; average metallurgical recovery assumptions of 84.8% for copper and 62.9% for molybdenum from a process plant and 42.4% copper recovery from a heap leach; based on mining cost of $1.76/t, mill process operating costs of $7.05/t processed, leach costs of $5.26/t processed; copper concentrate payable price of $3.36/lb Cu, molybdenum concentrate payable price of $9.72/lb Mo, and leach copper payable price of $3.77/lb Cu. These parameters are based on the 2022 year-end figures.
(4)	No estimates for molybdenum are reported for leachable material as this element cannot currently be recovered using the leach process envisaged.
(5)	The cut-off grade for mineral resources was determined to be 0.112% Cu for sulfide mineralization. The cut-off grade for mineral resources sent to the leach pad was 0.149 %Cu.
(6)	Numbers in the table have been rounded. Totals may not sum due to rounding.
(7)	For further information on the assumptions used to prepare the estimates and a detailed description of the cut-off determination, please refer to Chapter 11 of the Cuajone operations technical report summary prepared by qualified persons, under Exhibit 96.1 to the 2022 Form 10-K.

Mineral reserves

The following table contains the summary of copper and molybdenum mineral reserves for Cuajone as of December 31, 2023, based on long-term price assumptions of $3.30 and $10.00 per pound respectively; these prices were fixed over the remaining 47 year of mine life:

	2023				2022
Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Proven mineral reserves	—	—%	—%	—	—	—%	—%	—
Probable mineral reserves (mill)	1,294.7	0.48%	84.4%	13,749.7	1,336.1	0.48%	84.4%	14,216.7	(3.3)%
Probable mineral reserves (leach)	20.6	0.51%	48.2%	232.0	21.5	0.51%	48.2%	244.5	(5.1)%
Total mineral reserves	1,315.3	0.48%		13,981.6	1,357.6	0.48%		14,461.2	(3.3)%

Molybdenum	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Proven mineral reserves	—	—%	—%	—	—	—%	—%	—
Probable mineral reserves	1,294.7	0.017%	62.5%	493.0	1,336.1	0.017%	62.5%	508.3	(3.0)%
Total mineral reserves	1,294.7	0.017%	62.5%	493.0	1,336.1	0.017%	62.5%	508.3	(3.0)%

(1)	Mineral reserves are current as of December 31, 2023; based on 2022 year-end tonnages, grades and metal contents adjusted for 2023 mine depletion only. Wood is the third-party firm comprising mining experts that is responsible for the estimates.
(2)	The point of reference is the point at which the mineral reserves are delivered to the processing facility.
(3)	Numbers in the table have been rounded. Totals may not sum due to rounding.
(4)	Mill and leach ore include existing stockpiled material.
(5)	Mineral reserves are constrained within an engineered pit based on copper and molybdenum revenues only. The following parameters were used in estimation: assumed open-pit mining methods; assumed concentration and dump leaching processes; copper price of $3.30/lb, molybdenum price of $10.00/lb; variable NSR cut-off values of $7.791–$8.079/t-processed for concentration material, and a NSR cut-off value of $9.061/t-processed for leaching material; mining recovery of 100%; variable metallurgical recoveries (average LOM recoveries of 84.4% for copper by concentration, 62.5 % for molybdenum by concentration, and 48.2% for copper by leaching, including concentration and leach ore existing in stockpiles); average copper recoveries of 97.4% for smelting and 99.9% for refining; variable mining costs that range from $2.337–$3.417/t-mined; average process costs of $7.971/t-processed for concentration material, and $9.061/t for leaching material; average smelting and refining cost of $0.382/lb Cu; selling costs of $-0.0024/lb Cu for concentration process, $1.679/lb Mo for concentration process, and $-0.009/lb Cu for leaching process; and 1% NSR royalty applied to the for Cu and Mo. These parameters are based on and are unchanged from the 2022 year-end figures.
(6)	For further information on assumptions used in preparing the estimates and a detailed description of the cut-off determination, please refer to Chapter 12 of the Cuajone operations technical report summary prepared by qualified persons, under Exhibit 96.1 to the 2022 Form 10-K.

Toquepala

The Toquepala operations are situated in Southern Peru, approximately 150 km by road from the city of Tacna and 30 kilometers from Cuajone. The Project centroid is at about 17° 3.130’S latitude and 70° 44.499’W longitude while the open pit is centered at approximately 17° 2.601’S latitude and 70° 42.481’W longitude. Road access from Tacna is via the Pan-American highway and other local roads. Alternative access is from Lima, using the Pan-American highway to Alto Camiara, and then driving for 70 km on a paved road to the Toquepala camp. The Quebrada Honda tailings storage facility (TSF) is 40 km south of the mine and is located at approximately 17° 27.724’S latitude: 70° 47.810’W longitude. The Quebrada Honda tailings can be accessed via the MO-107 route that connects Alto Camiara with Toquepala. Within the operations area, access is by unpaved mine and exploration roads. The city of Tacna has a regional airstrip, with regular service within Peru. Additionally, railways extend from Ilo to Toquepala, and a spur railway runs from the Toquepala operations to the Cuajone operations.

The Toquepala operations are owned and operated by SPCC Peru Branch and contain a single mining concession, “Acumulacion Toquepala 1”, which covers an area of 17,552.4 hectares. Power is transmitted for process needs from the Peruvian grid using two Southern Copper-owned transmission lines of 138 kV and 220 kV. Additionally, the Toquepala operations use surface and underground water from a variety of sources as fresh make up water.

The property is currently under the production stage. Our Toquepala operations consist of an open-pit copper mine and two concentrators; each with a milling capacity of 60,000 tonnes per day. We also refine copper at the SX-EW facility through a leaching process. The SX-EW facility has a production capacity of 56,336 tonnes per year of LME grade A copper cathodes. Southern Copper has had an interest in the Project area since 1945. Prior to Southern Copper’s Project interests, the area had been subject to artisanal mining activities. Overburden removal commenced in 1957 and ore production commenced in 1960. Our Toquepala operations utilize a conventional open-pit mining method to collect copper ore for further processing in our concentrators. The second concentrator began operations in the fourth quarter of 2018. Book value of the property and its associated plant and equipment is available under “Property Book Value” on page 37 of this report.

The table below contains production information for 2023, 2022 and 2021 for our Toquepala operations:

					Variance 2023 -
					2022
		2023	2022	2021	Amount	%
Mine annual operating days		365	365	365
Mine
Total ore mined	(kt)	41,657	41,558	40,827	99	0.2%
Copper grade	(%)	0.529	0.476	0.539	0.053	11.1%
Leach material mined	(kt)	51,870	41,499	53,226	10,371	25.0%
Leach material grade	(%)	0.096	0.214	0.225	(0.118)	(55.1)%
Stripping ratio	(x)	1.49	1.53	1.16	(0.04)	(2.6)%
Total material mined	(kt)	232,795	209,745	203,150	23,050	11.0%
Concentrator
Total material milled	(kt)	41,547	40,319	41,699	1,228	3.0%
Copper recovery	(%)	90.80	91.21	90.60	(0.41)	(0.4)%
Copper concentrate	(kt)	787.0	689.8	791.6	97.2	14.1%
Copper in concentrate	(kt)	199.7	175.1	203.6	24.6	14.0%
Copper concentrate average grade	(%)	25.37	25.38	25.72	(0.01)	(0.0)%
SX‑EW plant
Estimated leach recovery	(%)	23.87	23.60	23.54	0.27	1.1%
SX‑EW cathode production	(kt)	25.3	26.5	25.8	(1.2)	(4.5)%
Molybdenum
Molybdenum grade	(%)	0.020	0.026	0.035	(0.006)	(23.1)%
Molybdenum recovery	(%)	72.35	73.27	72.91	(0.92)	(1.3)%
Molybdenum concentrate	(kt)	11.2	13.7	19.0	(2.5)	(18.2)%
Molybdenum concentrate average grade	(%)	56.57	56.27	56.02	0.30	0.5%
Molybdenum in concentrate	(kt)	6.3	7.7	10.6	(1.4)	(17.8)%

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

SX-EW Plant

The SX-EW facility at Toquepala produces grade A LME electrowon copper cathodes of 99.999% purity from solutions obtained by leaching low-grade ore stored at the Toquepala mine and copper oxides ore at the Cuajone mine. The leach plant commenced operations in 1995 with a design capacity of 35,629 tonnes per year of copper cathodes. In 1999, the capacity was expanded to 56,336 tonnes per year.

This facility processes copper oxides from Cuajone and copper sulfides from Toquepala. Copper oxides from Cuajone with a copper grade higher than 0.268% and acid solubility index higher than 20% are leached. At Toquepala, the copper sulfides cutoff grade is 0.070% and therefore, material with a total copper grade between 0.070% and 0.15% is leached. Copper in solution produced at Cuajone is sent to Toquepala through an eight-inch pipe laid alongside the Cuajone-Toquepala railroad track.

Plant and equipment are supported by a maintenance plan and a quality management system to assure good physical condition and high availability. The SX-EW plant management quality system (including leaching operations) has been audited periodically since 2002 by an external audit company and found to be in compliance with the requirements of ISO 9001-2015, ISO 14001-2015 and ISO 45000-2018 standard.

Slope stability

Overview of Toquepala Pit Depth: The Toquepala pit is approximately 1,005 meters deep, with plans to reach 1,665 meters. This depth increase presents geotechnical challenges, primarily the risk of slope failure.

Geotechnical Measures from 2007 to 2018: Preventive actions were taken during 2007-2018 to enhance Toquepala pit slope stability, including installing berms, updating monitoring software, and initiating the "Slope Stability Analysis in Deposits of Waste and Leachable Material" study in 2013.

Developments in 2019: External consultants performed an update on slope stability analysis, incorporating the IBIS ArcSAR radar for enhanced monitoring and implementing sub-horizontal drains for pit slope depressurization.

Studies and Implementations in 2020 and 2021: In 2020, external consultants conducted stability studies for the Toquepala Pit and various waste deposits, incorporating an IBIS ArcSAR radar with a five-kilometer range into the pit slope monitoring system. Simultaneously, initiatives included establishing a geotechnical drillhole database and implementing the project "Automation and Real-Time Monitoring of geotechnical instrumentation in the Pit and Quebrada Honda Tailings Dam." The installation of three radars for geotechnical monitoring of the Quebrada Honda Tailings Dam was also planned. In 2021, the focus shifted to the "Stability Study of the Quebrada Honda Tailings Dam – Toquepala Mine," accompanied by the installation of the Quebrada Honda Radar System, comprising two IBIS M units and one IBIS FM unit for geotechnical monitoring.

Tierra Group International's Contribution: In 2022, Tierra Group International supported various studies related to seismic hazard, including the "Update of Seismic Hazard Study of Toquepala Mine", "Update of the Material Resistance Parameters of Waste and Leachable Deposits," (geotechnical field investigation), "Update of the Hydrogeological Model of the Leachable Deposits," "Study of Physical Stability of Waste and Leachable Deposits in Current Condition," "Update of the Numerical Hydrogeological Model of Toquepala Mine," and "Study of Anisotropic Physical Stability of Toquepala Mine."

The Inersia company began conducting satellite monitoring and developing moisture maps for the pit, waste and leachable deposits as well as tailings deposits at Quebrada Honda.

In 2023, Geotechnical – Structural logging, geological logging, in situ tests and hydrogeological laboratory and instrumentation for the Geotechnical Drilling and Update of the Peak Particle Velocity Study of Toquepala mine were rolled out. Software 3D modeling was used to implement the Preliminary Blasting Project and Inersia company began conducting satellite monitoring humidity at Suches, Santallana and kilometer 16. In the Quebrada Honda Tailings Dam, Geotechnical Drilling, including SPT tests and installation of geotechnical instrumentation, CPTu and pit testing, and updates on resistance were conducted.

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources for Toquepala as of December 31, 2023, based on long-term price assumptions of $3.80 and $11.50 per pound respectively; these prices were fixed over the remaining 49 years of mine life:

	2023				2022
Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Measured mineral resources	—	—%	—%	—	—	—%	—%	—
Indicated mineral resources
- Sulfides	1,196.7	0.42%	88.2%	11,182.3	1,584.2	0.43%	88.2%	15,060.6	(25.8)%
- Leach (low grade sulfides)	1,050.6	0.08%	16.1%	1,943.3	521.2	0.09%	16.1%	1,024.8	89.6%
Measured + Indicated mineral resources	2,247.3	0.26%		13,125.6	2,105.4	0.35%		16,085.4	(18.4)%
Inferred mineral resources
- Sulfides	2,405.1	0.39%	88.2%	20,920.9	2,406.7	0.39%	88.2%	20,939.9	(0.1)%
- Leach (low grade sulfides)	2,303.7	0.08%	16.1%	4,154.8	2,306.0	0.08%	16.1%	4,158.9	(0.1)%
Total inferred mineral resources	4,708.9	0.24%		25,075.7	4,712.7	0.24%		25,098.8	(0.1)%

Molybdenum	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Measured mineral resources	—	—%	—%	—	—	—%	—%	—
Indicated mineral resources	1,196.7	0.023%	68.1%	606.7	1,584.2	0.024%	68.1%	829.2	(26.8)%
Measured + Indicated mineral resources	1,196.7	0.023%	68.1%	606.7	1,584.2	0.024%	68.1%	829.2	(26.8)%
Inferred mineral resources	2,405.1	0.019%	68.1%	1,009.3	2,406.7	0.019%	68.1%	1,010.2	(0.1)%

(1)	The Variation column refers to metal content variation.
(2)	The point of reference for the mineral resources is in place and are current as at December 31, 2023; based on 2022 year-end tonnages, grades and contents adjusted only considering the 2023 depletion. Mineral resources are reported exclusive of mineral reserves. Wood is the third-party firm comprising mining experts responsible for the estimate.
(3)	Mineral resources are reported within a conceptual pit shell that uses the following input parameters: metal prices of $3.80/lb Cu and $11.50/lb Mo; average metallurgical recovery of 88.2% for copper and 68.1% for molybdenum from a process plant and 16.1% copper recovery from a heap leach; base mining costs of $1.87/t; mill process operating costs of $7.68/t, leach operating costs of $0.70/t; copper concentrate payable price of $3.37/lb Cu, molybdenum concentrate payable price of $9.72/lb Mo, and leach copper payable price of $3.77/lb Cu. These parameters are based on the 2022 year-end figures.
(4)	No estimates for molybdenum are reported for leachable material as this element cannot currently be recovered using the leach process envisaged.
(5)	The cut-off grade used for mineral resource estimation for sulfide material was 0.146% Cu. Low-grade sulfide material to be sent to the leach dumps was reported at a cut-off of 0.052 %Cu.
(6)	Numbers in the table have been rounded. Totals may not sum due to rounding.
(7)	For further information on assumptions used in preparing the estimates and a detailed description of the cut-off grade determination, please refer to Chapter 11 of the Toquepala operations technical report summary prepared by qualified persons, under Exhibit 96.2 to the 2022 Form 10-K.

Mineral reserves

The following table contains the summary of copper and molybdenum mineral reserves for Toquepala as of December 31, 2023, based on long-term price assumptions of $3.30 and $10.00 per pound, respectively. The metal prices were fixed over the remaining 49 years of mine life:

	2023				2022
Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Proven mineral reserves	—	—%	—%	—	—	—%	—%	—
Probable mineral reserves (mill)	2,105.0	0.47%	88.2%	21,708.4	2,144.6	0.47%	88.2%	22,157.2	(2.0)%
Probable mineral reserves (dump leach)	2,545.4	0.15%	8.0%	8,691.7	2,503.3	0.15%	8.0%	8,668.2	0.3%
Total mineral reserves	4,650.4	0.30%		30,400.1	4,647.9	0.30%		30,825.4	(1.4)%

Molybdenum	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Proven mineral reserves	—	—%	—%	—	—	—%	—%	—
Probable mineral reserves	2,105.0	0.021%	68.1%	996.7	2,144.6	0.021%	68.1%	1,014.0	(1.7)%
Total mineral reserves	2,105.0	0.021%	68.1%	996.7	2,144.6	0.021%	68.1%	1,014.0	(1.7)%

(1)	Mineral reserves are current as at December 31, 2023, based on 2022 year-end tonnages, grades and contents adjusted for 2023 mine depletion only. Wood is the third-party firm comprising mining experts responsible for the estimates.
(2)	The point of reference for the mineral reserves is the point of delivery to the processing facility.
(3)	Numbers in the table have been rounded. Totals may not sum due to rounding.
(4)	Only 60% of leachable material will be exposed to irrigation on the leach dumps.
(5)	The dump leach material includes leachable ore located in the leach dumps. The copper grade in the dump leach represents the estimated grade of material that has been loaded on the leach dumps and material that has been under leach for a period of time.
(6)	Mineral reserves are constrained within a smoothed designed pit based on copper and molybdenum only. The following parameters were used in estimation: assumption of open pit mining methods; assumption of concentration and leaching processes; copper price of $3.30/lb, molybdenum price of $10.00/lb; variable NSR cut-off values of $10.84–$12.64/t-processed for concentration material; a NSR cut-off value of $0.819/t-processed for leaching material; mining recovery of 100%; 6% mining dilution; 22% reduction factor applied to molybdenum grade; variable metallurgical recoveries (average LOM recoveries of 88.2% for copper by concentration, 68.1% for molybdenum by concentration, and 16.1% for copper by leaching excluding leach ore existing in leach dumps, and 8.0% for copper by leaching including leach ore existing in leach dumps); average copper recoveries of 97.4% for smelting and 99.9% for refining; variable mining costs that range from $2.46–$4.26/t-mined; average process costs of $8.384/t-processed for concentration material, and $0.819/t-processed for leaching material; average smelting and refining cost of $0.382/lb Cu; selling costs of $-0.0024/lb Cu for concentration process, $1.679/lb Mo for concentration process, and $-0.009/lb Cu for leaching process; 1% NSR royalty applied to Cu and Mo; and 60% of the leachable material will be leached and processed by the SX/EW plant. These parameters are based on and unchanged from the 2022 year-end figures.
(7)	For further information on assumptions used in preparing the estimates and a detailed description of the cut-off grade determinination, please refer to Chapter 12 of the Toquepala operations technical report summary prepared by qualified persons, under Exhibit 96.2 to the 2022 Form 10-K.

Processing Facilities—Ilo

Our Ilo smelter and refinery complex is located in the southern part of Peru, 17 kilometers north of the city of Ilo, 121 kilometers from Toquepala, 147 kilometers from Cuajone and 871 kilometers from the city of Lima. The smelter and refinery are located at about 17° 29.924’S latitude; 71° 21.608’W longitude and 17° 34.728’S latitude; 71° 21.188’W longitude respectively. Access is by plane from Lima to Tacna (1:40 hours) and then by highway to the city of Ilo (2:00 hours). Additionally, we operate a port facility in Ilo, from where we ship our products and receive supplies. Products shipped and supplies received are moved between Toquepala, Cuajone and Ilo on our industrial railroad.

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

The table below contains production information for 2023, 2022 and 2021 for our Ilo smelter plant:

					Variance 2023 -
					2022
Smelter		2023	2022	2021	Volume	%
Concentrate smelted	(kt)	1,292.9	1,242.0	1,089.2	50.9	4.1%
Average copper recovery	(%)	97.1	96.3	97.4	0.8	0.8%
Anode production	(kt)	362.9	350.8	309.2	12.1	3.4%
Average anode grade	(%)	99.78	99.78	99.78	—	—%
Blister production	kt	1.9	2.1	2.6	(0.2)	(9.5)%
Average blister grade	(%)	99.28	99.18	99.03	0.10	0.10%
Sulfuric acid produced	(kt)	1,286.8	1,210.2	1,066.5	76.6	6.3%

Key: kt = thousand tonnes

Refinery

The Ilo refinery consists of a copper electrolytic plant, a precious metal plant and ancillary facilities. The refinery produces grade A copper cathode of 99.998% purity. The plant was acquired in 1994 and modernized the operation to produce 246,000 t/a of copper cathodes. It was subsequently expanded to the current nominal capacity of 294,763 tonnes per year.

In the electrolytic plant, impure copper anodes are suspended in tanks containing a solution of sulfuric acid and copper sulfate. A low voltage but high amperage electrical current is passed through the anodes, chemical solution and cathodes to dissolve copper which is initially deposited on very thin starting copper sheets until thickness is increased to produce high grade copper cathodes. During this process, silver, gold and other metals, including palladium, platinum and selenium, along with other impurities, settle to the bottom of the tank in the form of anodic slime. This anodic slime is processed in the precious metal plant to produce refined silver, refined gold and commercial grade selenium.

The table below contains production information for 2023, 2022 and 2021 for our Ilo refinery and precious metals plants:

					Variance 2023 -
					2022
Refinery		2023	2022	2021	Volume	%
Cathodes produced	(kt)	289.7	289.7	260.2	(0.1)	(0.0)%
Average copper grade	(%)	99.999	99.999	99.999	(0.000)	—%
Refined silver produced	(000 Kg)	109.7	116.4	124.0	(6.7)	(5.8)%
Refined gold produced	(kg)	223.1	185.8	215.8	37.3	20.1%
Commercial grade selenium produced	(tons)	50.0	56.9	48.2	(6.9)	(12.1)%

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

The Project covers an area of 36,604.3 hectares in 55 concessions. We have easement agreements in place that cover the proposed powerline route and the planned water pipeline that will run from the envisaged desalination plant to the mine. Additionally, the project currently holds no water rights and the mine plan assumes that water for process operations will be sourced from a desalination plant. The project envisions a 120,000 ton annual SX-EW plant and the mine plans assume conventional open pit mining methods from the La Tapada and Tia Maria deposits.

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

Mineral resources

The following table contains the summary of copper mineral resources for the La Tapada and Tia Maria deposits as of December 31, 2023, based on long-term price assumptions of $3.80 per pound, fixed over the 20 year mine life:

La Tapada	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Indicated mineral resources	90.4	0.21%	69%	420.3
Measured + Indicated mineral resources	90.4	0.21%	69%	420.3
Inferred mineral resources	1.6	0.18%	69%	6.4

Tia Maria	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Indicated mineral resources	35.5	0.17%	65%	135.2
Measured + Indicated mineral resources	35.5	0.17%	65%	135.2
Inferred mineral resources	21.8	0.22%	65%	107.8

(1)	Mineral resources are reported in situ and are current as at December 31, 2023. Figures have been rounded.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	The cut-off grade used for mineral resource estimation was 0.08% Cu. Mineral resources are constrained within a wireframe constructed at a 0.1% total copper cut-off grade.
(4)	Mineral resources are reported within a conceptual pit shell that uses the following input parameters: metal prices of $3.80/lb Cu; metallurgical recovery assumptions of 69% for La Tapada and 65% for Tia Maria; base mining costs of $1.40/t mined and incremental haul costs of $0.017/t mined; process operating costs of $3.78/t processed for La Tapada and $3.61/t processed for Tia María; general and administrative costs of $0.37/t processed; transport and freight costs of $0.04/lb Cu; an assumed copper cathode premium of $0.03/lb Cu, and a royalty payable of 1%. Average pit slope angles were used for the north and south geotechnical zones in each deposit, and ranged from 35º–39º.
(5)	No estimates for gold, silver, or molybdenum are reported for leachable material as these elements cannot currently be recovered using the leach process envisaged.
(6)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determinations, please refer to Chapter 11 of the Tia Maria project technical report summary prepared by qualified persons, under Exhibit 96.3 of Form 10-K/A filed on March 7, 2022.
(7)	Wood is the third-party firm; its mining experts were responsible for the estimate.
(8)	There were no changes with regard to the figures reported in 2021.

Mineral reserves

The following table contains the summary of copper mineral reserves for the La Tapada and Tia Maria deposits as of December 31, 2023, based on long-term price assumptions of $3.30 per pound, fixed over the estimated 20-year mine life:

La Tapada	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Proven mineral reserves	—	—%	—%	—
Probable mineral reserves	487.6	0.41%	69%	4,449.2
Total mineral reserves	487.6	0.41%	69%	4,449.2

Tia Maria	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Proven mineral reserves	—	—%	—%	—
Probable mineral reserves	223.8	0.29%	65%	1,412.5
Total mineral reserves	223.8	0.29%	65%	1,412.5

(1)	Mineral reserves are current as at December 31, 2023.
(2)	The reference point for the estimate is delivery to the process facility.
(3)	Four oxide stockpiles for material grading less than the run-of-mine cut-off but >0.08% Cu are planned, with two stockpile locations at each open pit.
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

Los Chancas Project

The Los Chancas project is located in the Andes Range in southern Peru. The site is approximately 65 km southwest of the city of Abancay in the Department of Apurimac, Peru at coordinates 14° 9.904’S, 73° 6.608’W or UTM 8433300 S, 703,270 E – WGS84. The project site can be accessed using a Highway 1, a paved road, from Lima to Nazca (460 km), from Nazca to Santa Rosa (250 km), using road 30A, and a gravel road from Santa Rosa to the Project site (32 km). Alternatively, access is available from Cuzco, via paved road, to Santa Rosa (170 km), and uses the same gravel road from Santa Rosa to the Project site (32 km). Access within the project area is via gravel roads.

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

The project covers 24,200 hectares in 35 concessions. Surface rights are currently being negotiated. The area where surface rights are required is within the Tiaparo and Tapairíhua rural community boundaries. Additionally, we hold two water rights that cover water from four spring sources.

The property is currently under the exploration stage. We commenced exploration in the Los Chancas area in 1997. The initial Environmental Assessment of the Los Chancas Project was conducted in 2001 and updated in 2008. A semi-detailed environmental impact assessment was completed in 2010. Additionally, we completed baseline studies from 2012 through 2020 and have community initiatives in place in the project area of influence. In 2023 we continued to roll out social and environmental improvement efforts in local communities. In 2024, we expect to restart the environmental impact assessment; conduct a diamond drilling campaign for 40,000 meters; and initiate hydrogeological and geotechnical studies to gather additional information on the characteristics of the Los Chancas deposit. Los Chancas envisions an open-pit mine with a combined operation of concentrator and SX-EW processes.

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

Mineral resources

The following table contains the summary of copper mineral resources for Los Chancas as of December 31, 2023, based on long-term price assumptions of $3.80 per pound, fixed over the long-term period of time that mineral resources are expected to be produced:

Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Oxide	98	0.45		975.2
Sulfide	52	0.59		672.8
Indicated mineral resources	150	0.50%	82-84%	1,648
Measured + Indicated mineral resources	150	0.50%	82-84%	1,648
Oxide	33	0.38		277.4
Sulfide	1,400	0.45		13,887.6
Inferred mineral resources	1,433	0.45%	82-84%	14,165

(1)	Mineral resources are reported in situ and are current as at December 31, 2023.
(2)	Mineral resources are reported within a conceptual pit shell that uses the following input parameters: metal prices of $3.80/lb Cu; metallurgical recoveries from copper leaching of 81.8% and from copper milling of 84.3%; base mining costs of $1.70/t; sustaining capital costs of $0.25/t processed; heap leach and electrowinning process operating costs of $4.29/t, mill process operating costs of $5.82/t, general and administrative costs of $1.06/t processed; and closure costs of $0.51/t processed. The marginal net smelter return cut-off values were $6.11/t for material amenable to heap leach methods and $7.64/t for material amenable to milling and flotation concentration.
(3)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Los Chancas project technical report summary prepared by qualified persons, under Exhibit 96.4 of Form 10-K/A filed by the Company on March 7, 2022.
(4)	Wood is the third-party; its mining experts were responsible for the estimate.
(5)	There were no changes with regard to the mineral resource figures reported in 2021.

Michiquillay Project

The Michiquillay project is located in the Western Cordillera of the Andes in northwest Peru, approximately 45 km from Cajamarca and 900 km northeast of Lima. Project centroid coordinates are approximately 7º 02’ 23.65” S and 78º 19’ 23.59” W. The Michiquillay deposit is located at 7º 02’ 17.53” S and 78º 19’ 29.30” W. The datum used is UTM WGS84. The main access route to the Project is via road from Cajamarca. Initially, the paved Route 8B is used from Cajamarca to the town of La Encañada, a distance of approximately 33 km. A gravel road is then used from La Encañada to the project site, approximately 14 km. The communities of Michiquillay and Encañada are 2 km and 14 km from the project, respectively. Access within the project is via various gravel and two-track roads that link areas where drilling is planned. The closest airport is at Cajamarca, which is serviced by regular flights from Lima.

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

The property is currently under the exploration stage. Previous work in the project was conducted by Northern Peru Mining Company, American Smelting and Refining Company, later Asarco LLC, Minero Peru S.A., and various Anglo

American subsidiaries. In June 2018, Southern Copper purchased the project from Activos Mineros S.A.C. for a total purchase price of $400 million and made an initial payment of $12.5 million. In June 2021, we paid an additional $12.5 million to acquire the project. The remaining balance of $375 million will be paid if we decide to develop the project. In 2021, we signed Social Agreements with the Michiquillay and La Encañada communities. Additionally, on October 1, 2021 the Peruvian Ministry of Energy and Mines approved the semi-detailed Environmental Impact Study for the project. In the fourth quarter of 2022, the Company informed MINEM that it had begun exploration activities and initiated an assessment of existing mineral resources at depth. In 2022, we drilled 1,585 meters. As of December 31, 2023, we had drilled 63,000 meters and obtained 20,137 core samples for chemichal analysis. Geological modeling, cross section interpretation, and drilling logging are currently underway. For 2024, the Company expects to complete the diamond drilling program; geological modeling; and resource evaluation. We will also begin hydrogeological and geotechnical studies and assess the results of metallurgical testing at the deposit.

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

Mineral resources

The following table contains the summary of copper mineral resources for Michiquillay as of December 31, 2023, based on long-term price assumptions of $3.80 per pound, fixed over long-term period that would be expected to be required to produce the mineral resources:

Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Indicated mineral resources	—	—%	—%	—
Measured + Indicated mineral resources	—	—%	—%	—
Inferred mineral resources	2,288.0	0.43%	85%	21,554.8

(1)	Mineral resources are reported in situ and are current as at December 31, 2023.
(2)	Mineral resources are reported within a conceptual pit shell that uses the following input parameters: metal prices of $3.80/lb Cu; copper metallurgical recovery assumptions of 85.4%; base mining costs of $1.70/t; mill process operating costs of $5.82/t, general and administrative costs of $1.12/t; variable pit slope angles that vary from 34–38º; 3% NSR royalty payable to Activos Mineros Mineral resources are reported above a cut-off grade of 0.1% Cu.
(3)	Wood chose a cut-off grade of 0.1% Cu to report mineral resource estimates as based on the above assumptions it provides reasonable prospects of economic extraction.
(4)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Michiquillay project technical report summary prepared by qualified persons, under Exhibit 96.5 of Form 10-K/A filed by the Company on March 7, 2022.
(5)	Wood is the third-party; its mining experts were responsible for the estimate.
(6)	There were no changes with regard to the mineral resource figures reported in 2021.

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

Buenavista

The Buenavista mining unit operates an open-pit porphyry copper mine, two concentrators and three SX-EW plants. It is located within the Cananea mining district in the north-central part of the State of Sonora, Mexico. The property is located about 222 kilometers northeast of the city of Hermosillo, Sonora and 150 kilometers southeast of the city of Tucson, Arizona. The geographical location of the Cananea mining district is between latitudes 30° 42’ and 31° 16’ north, and longitude meridians 109° 51’ and 110° 33’ west. The Cananea mining district is located at an altitude between 1,600 and 2,485 meters (m) above mean sea level. The property covers an area of 89,220.5 hectares of mining concessions. The elevation of the mine is of the order of 1,604 meters above mean sea level.

The Buenavista del Cobre (“BVC”) deposit contains two pit areas, namely BVC and Buenavista Zinc (“BVZ”). The BVZ pit area lies within the largest BVC pit. Buenavista is connected by paved highways to the border city of Agua Prieta to the northeast, to the town of Nacozari in the southeast and to the town of Imuris to the west. Buenavista is also connected by railway to Agua Prieta and Nogales. A municipal airport is located approximately 20 kilometers to the northeast of Buenavista. All required fixed and permanent infrastructure of power, pipelines and primary roadways, and Project access are established. Drainage, water controls and mine access roads are established for current operations and will be expanded and continued as the pit progresses through its planned life of operations.

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

The original concentrator currently has a nominal milling capacity of 82,000 tonnes per day. The second concentrator began operations in 2016 and currently has a nominal milling capacity of 115,000 tonnes per day. The SX-EW facilities have a cathode production capacity of 174,470 tonnes per year. The Buenavista ore body is considered one of the world’s largest porphyry copper deposits. Buenavista is the oldest continuously operated copper mine in North America, with operations dating back to 1899. High grade ore deposits in the district were mined exclusively using underground methods. The Anaconda Company acquired the property in 1917. In the early 1940s, Anaconda started developing the first open-pit in Buenavista. In 1990, through a public auction procedure, Minera Mexico acquired 100% of the Buenavista mining assets for $475 million. Buenavista is currently applying conventional open-pit mining methods to extract copper ore for further processing in the concentrator. Additionally, we have built a new zinc concentrator plant, which will increase milling capacity and will allow us to recover zinc, along with copper contents. Ramping up of the plant began in the first quarter of 2024 after technical adjustments to the concentrator.

The following table contains production information for 2023, 2022 and 2021 for Buenavista:

					2023 - 2022
					Variance
		2023	2022	2021	Volume	%
Mine annual operating days		365	365	365
Mine:
Total ore mined	(kt)	72,896	74,180	74,234	(1,284)	(1.7)%
Copper grade	(%)	0.525	0.528	0.527	(0.003)	(0.6)%
Leach material mined	(kt)	121,124	122,630	139,070	(1,506)	(1.2)%
Leach material grade	(%)	0.223	0.21	0.196	0.013	6.2%
Stripping ratio	(x)	0.66	0.72	0.52	(0.06)	(8.3)%
Total material mined	(kt)	322,142	337,727	324,860	(15,585)	(4.6)%
Concentrator:
Total material milled	(kt)	72,609	74,121	74,302	(1,512)	(2.0)%
Copper recovery	(%)	86.36	86.57	87.18	(0.21)	(0.2)%
Copper concentrate	(kt)	1,455.6	1,482.3	1,464.9	(26.7)	(1.8)%
Copper in concentrate	(kt)	329.0	339.0	341.0	(10.0)	(2.9)%
Copper concentrate average grade	(%)	22.60	22.87	23.28	(0.3)	(1.2)%
SX‑EW plant
Estimated leach recovery	(%)	70.00	67.00	65.00	3.00	4.5%
SX‑EW cathode production	(kt)	87.6	93.3	81.8	(5.7)	(6.1)%
Molybdenum
Molybdenum grade	(%)	0.011	0.01	0.01	0.001	10.0%
Molybdenum recovery	(%)	70.84	70.46	68.97	0.38	0.5%
Molybdenum concentrate	(kt)	10.49	10.48	10.21	0.01	0.1%
Molybdenum concentrate average grade	(%)	51.57	51.24	51.22	0.33	0.6%
Molybdenum in concentrate	(kt)	5.41	5.37	5.23	0.04	0.7%

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

In July 2020, the OMNI 505 radar began operating. As such, we currently have two working radars, which allow us to cover 95% of the slopes in the operating areas of the mine. In 2021, we acquired two pieces of equipment for additional monitoring and began developing a geotechnical study for the mine with the support of a specialized consulting firm. The results of the study concluded in 2022 and included recommendations for updates to the bench design which have not been incorporated in the current estimation of Mineral Reserves. These recommendations should be reviewed for potential updates to the ultimate pit design.

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

In 2023, we continued to roll out diamond exploration and reverse circulation programs for the quantification and certification of resources and reserves, considering the limits of the updated final slope design. Over the year, a total of 33,810 linear meters were developed distributed in a total of 47 diamond exploration holes. 11,098 tested samples for 18 chemical elements were generated and a total of 2,090 samples related to QA/QC analysis (control samples) were included. In the short-term exploration segment, we drilled 7,606 meters of exploration with reverse circulation distributed in 64 holes. All the exploration information contains lithological descriptions, geomechanical data, QA/QC data, orientations, densities and final coordinates.

Mineral resources

The following table contains the summary of copper, molybdenum and zinc mineral resources exclusive of mineral reserves for Buenavista as of December 31, 2023, based on long-term price assumptions of $3.80, $11.50 and $1.32 per pound, respectively:

	2023
Copper plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)	Variation Copper	Variation Molybdenum	Variation Zinc
Measured mineral resources	—	—%	—%	—%	—	—	—	—	—	—
Indicated mineral resources	764	0.34%	0.005%	0.07%	5,664	89	1,182	0.0%	1.1%	0.0%
Measured + Indicated mineral resources	764	0.34%	0.005%	0.07%	5,664	89	1,182	0.0%	1.1%	0.0%
Inferred mineral resources	13,015	0.21%	0.004%	0.03%	56,584	1,080	8,089	0.0%	0.0%	0.0%

Zinc plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—%	—%	—%	—	—	—	—	—	—
Indicated mineral resources	148	0.46%	0.002%	0.78%	1,562	5	2,416	0.1%	22.7%	0.0%
Measured + Indicated mineral resources	148	0.46%	0.002%	0.78%	1,562	5	2,416	0.1%	22.7%	0.0%
Inferred mineral resources	143	0.43%	0.003%	0.49%	1,394	7	1,638	0.1%	0.0%	0.0%

Leach plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—	—%	—%	—	—	—	—	—	—
Indicated mineral resources	77	0.13%	—%	—%	196	—	—	0.0%	—	—
Measured + Indicated mineral resources	77	0.13%	—%	—%	196	—	—	0.0%	—	—
Inferred mineral resources	2,831	0.14%	—%	—%	8,518	—	—	(0.2)%	—	—

	2022
Copper plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—%	—%	—%	—	—	—
Indicated mineral resources	764	0.34%	0.005%	0.07%	5,664	88	1,182
Measured + Indicated mineral resources	764	0.34%	0.005%	0.07%	5,664	88	1,182
Inferred mineral resources	13,015	0.21%	0.004%	0.03%	56,584	1,080	8,089

Zinc plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—%	—%	—%	—	—	—
Indicated mineral resources	148	0.46%	0.002%	0.78%	1,561	4	2,416
Measured + Indicated mineral resources	148	0.46%	0.002%	0.78%	1,561	4	2,416
Inferred mineral resources	143	0.43%	0.003%	0.49%	1,393	7	1,638

Leach plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—	—%	—%	—	—	—
Indicated mineral resources	77	0.13%	—%	—%	196	—	—
Measured + Indicated mineral resources	77	0.13%	—%	—%	196	—	—
Inferred mineral resources	2,838	0.14%	—%	—%	8,538	—	—

(1)	Mineral resources are reported in situ and are current as at December 31, 2023.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Mineral recovery was based on historical 3-year averages for mill: 86.5% for Cu, 64% for Mo and 68% for Zn and for Leach (combined ROM and crushed leach): Cu 31.5%.
(4)	Cut-off grade: mineral resources are reported on break-even plant and leach profit basis. The estimate was constrained to the Resource pit based on a Cu price of $3.795/lb, Mo price of $11.50/lb and Zn price of $1.323/lb.

(5)	It was assumed that ore with solubility index greater than 0.8 had been sent to the leach pad. If more than one process was profitable, then the process with the highest value was chosen.
(6)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Buenavista del Cobre technical report summary prepared by qualified persons, under Exhibit 96.6 to the 2022 Form 10-K.

The variations registered for mineral resources from 2022 to 2023 were attributable to:

-	Production depletion for 2023.
-	Updated end-of-year topography surfaces for 2022 and 2023 and rounding.

Mineral reserves

The following table contains the summary of copper, molybdenum and zinc mineral reserves for Buenavista as of December 31, 2023, based on long-term price assumptions of $3.30, $10.00 and $1.15 per pound, respectively:

	2023
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)	Variation Copper	Variation Molybdenum	Variation Zinc
Sulfide ROM Ore - Copper plant	1,961	0.41%	0.007%	—%	17,861	319	—	(3.6)%	(4.2)%	0.0%
Sulfide ROM Ore - Zinc plant	91	0.40%	—%	1.42%	809	—	2,852	(1.8)%	0.0%	(5.5)%
Sulfide ROM Ore - Total	2,052	0.41%	—%	—%	18,670	319	2,852	(3.5)%	(4.2)%	(5.5)%
Leachable Ore	1,033	0.22%	—%	—%	4,948	—	—	(9.3)%	0.0%	0.0%

	2022
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Sulfide ROM Ore - Copper plant	2,020	0.42%	0.007%	—%	18,529	333	—
Sulfide ROM Ore - Zinc plant	96	0.39%	—%	1.43%	824	—	3,018
Sulfide ROM Ore - Total	2,116	0.41%	—%	—%	19,353	333	3,018
Leachable Ore	1,132	0.22%	—%	—%	5,456	—	—

(1)	Mineral reserves are current as at December 31, 2023.
(2)	The reference point for the estimate is delivery to the process plant.
(3)	Contained metal in mineral reserves in 2023 decreased slightly compared to 2022 due to mining depletion for the year 2023.
(4)	Mineral reserves are reported on an elevated cut of grade for the first three years of the mine schedule and then on a break-even plant and leach profit basis for the remaining LOM schedule. The estimate was based on the long- range schedule, inclusive of processing costs and transport streams and based on a Cu price of $3.30/lb, Mo price of $10.00/lb and Zn price of $1.15/lb.
(5)	It was assumed that ore with a solubility index greater than 0.8 had been sent to the leach pad. If more than one process was profitable, then the process with the highest value was chosen.
(6)	The Copper mill Cu Cut-off grade was 0.30% (2023 – 2025), 0.25% (2026), 0.20% (2027) and 0.12% (2028+), the leach Cu equivalent Cut-off Grade at 0.06% Cu and the Zinc mill Cu equivalent Cut-off grade at 0.22%.
(7)	Mineral recovery is estimated as the last 3-year averages for mill: 86.5% for Cu, 64% for Mo and 68% for Zn and for leach (combined ROM and crushed): 31.5% for Cu.
(8)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 12 of the Buenavista operations technical report summary prepared by qualified persons, under Exhibit 96.6 to the 2022 Form 10-K.

The variations registered for mineral reserves from 2022 to 2023 were attributable to mining depletion as per mine operations during year 2023 and updated end-of-year topography surfaces provided for 2022 and 2023 and rounding.

La Caridad

The La Caridad complex includes an open-pit mine, concentrator, smelter, copper refinery, precious metals refinery, rod plant, SX-EW plant, lime plant and two sulfuric acid plants.

La Caridad mine and mill are located about 23 kilometers southeast of the town of Nacozari in northeastern Sonora at an average altitude of 1,500 meters above mean sea level. Nacozari is about 266 kilometers northeast of the Sonora state capital of Hermosillo and 125 kilometers south of the U.S.—Mexico border. The municipality of Nacozari de Garcia is located between 30°17’ and 30°20’ of north latitude and 109°32’ and 109 35’ of west longitude with regard to the Greenwich meridian. The average elevation is 1,500 meters above mean sea level. Limits of the mining unit using UTM coordinates are listed in the following table:

VERTEX	UTM Zone 12 WGS 84
	Easting	Northing
1	629,600.00	3,361,303.35
2	655,325.58	3,361,303.35
3	655,325.58	3,350,065.74
4	629,600.00	3,350,065.74

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

The table below contains production information for 2023, 2022 and 2021 for La Caridad:

					Variance
					2023 - 2022
		2023	2022	2021	Volume	%
Mine annual operating days		365	365	365
Mine
Total ore mined	(kt)	34,886	34,099	34,876	787.0	2.3%
Copper grade	(%)	0.296	0.303	0.340	(0.007)	(2.3)%
Leach material mined	(kt)	15,099	30,113	35,230	(15,014.0)	(49.9)%
Leach material grade	(%)	0.250	0.201	0.212	0.049	24.4%
Stripping ratio	(x)	1.48	0.65	0.43	0.83	127.7%
Total material mined	(kt)	124,090	106,251	100,412	17,839.0	16.8%
Concentrator
Total material milled	(kt)	35,128	34,114	34,929	1,014.0	3.0%
Copper recovery	(%)	84.45	85.71	86.44	(1.26)	(1.5)%
Copper concentrate	(kt)	387.2	385.3	456.8	1.9	0.5%
Copper in concentrate	(kt)	87.8	88.5	102.7	(0.7)	(0.8)%
Copper concentrate average grade	(%)	22.68	22.97	22.48	(0.29)	(1.3)%
SX‑EW plant
Estimated leach recovery	(%)	34.97	34.46	38.11	0.51	1.5%
SX‑EW cathode production	(kt)	22.99	23.34	25.38	(0.35)	(1.5)%
Molybdenum
Molybdenum grade	(%)	0.039	0.034	0.035	0.005	14.7%
Molybdenum recovery	(%)	82.71	81.67	82.44	1.04	1.3%
Molybdenum concentrate	(kt)	21	17.8	18.9	3.2	18.0%
Molybdenum concentrate average grade	(%)	54.15	53.58	53.92	0.57	1.1%
Molybdenum in concentrate	(kt)	11.4	9.6	10.2	1.8	18.8%

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

SX-EW Plant

Approximately 999.0 million tonnes of leaching ore with an average grade of approximately 0.239% copper was extracted from the La Caridad open-pit mine and deposited in leaching dumps to December 31, 2023. All copper ore with a grade lower than the current mill cut-off grade 0.30%, but higher than 0.15% copper, is at present delivered to the leaching dumps. In 1995, we completed the construction of a SX-EW facility at La Caridad that has allowed us to process this ore and certain leach mineral reserves that were not mined; this has led to a subsequent reduction in our copper production costs. The SX-EW facility has an annual design capacity of 21,900 tonnes of copper cathodes. These cut-off grades need to be re-assessed as the mineral reserves stated were estimated utilizing an economic cut-off value.

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

In 2023, a second Geotechnical Engineer was hired for the Geotechnical Department. The Maptek XR3 scanner is being used to improve structural mapping and make recommendations to the Blasting Department. A “Pit Slope Review” for the 2019 geotechnical study is currently underway along with Hydrogeological Characterization via 15 holes and multi-level piezometers; both studies are expected to be completed in July 2024.

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources exclusive of mineral reserves for La Caridad as of December 31, 2023, based on long-term price assumptions of $3.80 and $11.50 per pound, respectively:

	2023
Leach process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Variation Copper	Variation Molybdenum
Measured mineral resources	—	—%	—%	—	—	—	—
Indicated mineral resources	683	0.08%	—%	1,129.0	—	2.4%	—
Measured + Indicated mineral resources	683	0.08%	—%	1,129.0	—	2.4%	—
Inferred mineral resources	526	0.08%	—%	905.0	—	2.6%	—

Mill process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Variation Copper	Variation Molybdenum
Measured mineral resources	—	—%	—%	—	—	—	—
Indicated mineral resources	3,928	0.16%	0.028%	13,681.0	2,424	0.1%	(0.04)%
Measured + Indicated mineral resources	3,928	0.16%	0.028%	13,681.0	2,424	0.1%	(0.04)%
Inferred mineral resources	2,973	0.14%	0.025%	8,913.0	1,639	1.1%	6.2%

	2022
Leach process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)
Measured mineral resources	—	—%	—%	—	—
Indicated mineral resources	684	0.07%	—%	1,102.3	—
Measured + Indicated mineral resources	684	0.07%	—%	1,102.3	—
Inferred mineral resources	526	0.08%	—%	881.8	—

Mill process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)
Measured mineral resources	—	—%	—%	—	—
Indicated mineral resources	3,934	0.16%	0.028%	13,668.6	2,425
Measured + Indicated mineral resources	3,934	0.16%	0.028%	13,668.6	2,425
Inferred mineral resources	2,974	0.14%	0.025%	8,818.5	1,543

(1)	Mineral resources are reported in situ and are current as at December 31, 2023.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Copper content in mineral resources in 2023 remained the same level as in 2022.
(4)	Cut-off grade: mineral resources are reported on break-even plant and leach profit basis. The estimate was constrained to the Resource pit based on a Cu price of $3.795/lb, Mo price of $11.50/lb.
(5)	It was assumed that ore with solubility index greater than 0.8 had been sent to the leach pad.
(6)	Recovery assumed based on 3-year averages of La Caridad 84% Cu and 83% Mo for mill and 40% Cu for heap leach.
(7)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the La Caridad operations technical report summary prepared by qualified persons, under Exhibit 96.7 to the 2022 Form 10-K.

The variations registered for mineral resources from 2022 to 2023 were attributable to:

-	Production depletion for 2023
-	Updated end-of-year topography surfaces for 2022 and 2023 and rounding

Mineral reserves

The following table contains the summary of copper and molybdenum mineral reserves for La Caridad as of December 31, 2023, based on long-term price assumptions of $3.30 and $10.00 per pound, respectively.

	2023
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Variation Copper	Variation Molybdenum
Leach process	197	0.09%	—%	393	—	(0.5)%	—
Mill process	2,039	0.21%	0.028%	9,415	1,244	(3.3)%	(3.3)%

	2022
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)
Leach process	198	0.09%	—%	395	—
Mill process	2,100	0.21%	0.028%	9,737	1,286

(1)	Mineral reserves are current as at December 31, 2023.
(2)	The reference point for the estimate is the leach pad or concentrator.
(3)	Cut-off grade: mineral reserves are reported on break-even plant and leach profit basis. The estimate was constrained to an ultimate pit design limited to an elevation of 1,050 ft., or an approximate 60 year life. The design was based on a Cu price of $3.30/lb and a Mo price of $10.00/lb.
(4)	It was assumed that ore with solubility index greater than 0.8 was sent to the leach pad.
(5)	Copper recovery for the mill process is 83% for Cu and 81% for Mo and recovery for the leach process is 29%.
(6)	Contained metal in mineral reserves in 2023 decreased compared with 2022 estimate due to production depletion.
(7)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 12 of the La Caridad operations technical report summary prepared by qualified persons, under Exhibit 96.7 to the 2022 Form 10-K.

The variations registered for mineral reserves from 2022 to 2023 were attributable to:

-	Production depletion for 2023
-	Updated end-of-year topography surfaces for 2022 and 2023 and rounding

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

The table below contains production information for 2023, 2022 and 2021 for the La Caridad processing facilities:

					Variance
					2023 - 2022
		2023	2022	2021	Volume	%
Smelter
Total copper concentrate smelted	(kt)	966.6	1,052.0	1,047.3	(85.4)	(8.1)%
Anode copper production	(kt)	265.3	287.1	289.0	(21.8)	(7.6)%
Average copper content in anode	(%)	99.38	99.43	99.46	(0.05)	(0.1)%
Average smelter recovery	(%)	96.70	96.80	96.3	(0.10)	(0.1)%
Sulfuric acid production	(kt)	948.5	1,001.3	990.0	(52.8)	(5.3)%
Refinery
Refined cathode production	(kt)	218.6	245.7	242.7	(27.1)	(11.0)%
Refined silver production	(000 kg)	230.1	266.5	236.7	(36.4)	(13.7)%
Refined gold production	(Kg)	948.1	1,096.4	1,029.1	(148.3)	(13.5)%
Rod Plant
Copper rod production	(kt)	154.3	156.4	150.1	(2.1)	(1.3)%

Key: kt = thousand tonnes

Kg = kilograms

Pilares Project

Pilares is considered part of the La Caridad unit and ore from Pilares is routed to the leach pads and processing facilities at the La Caridad operations. The Pilares mineral development project is located in northeastern Sonora, Mexico, about 266 kilometers northeast of the city of Hermosillo and 125 kilometers south of the city of Agua Prieta Sonora, Mexico, which is on the international U.S. – Mexico border. The Pilares project is located between 30°19’ and 30°20’ N, and between 109°38’ and 109°37’47’’ W, at elevations ranging between 1,400 to 1,460 meters above mean sea level. It is about 6 kilometers from the La Caridad mining unit and 22 kilometers from the town of Nacozari.

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

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources for Pilares as of December 31, 2023, based on long-term price assumptions of $3.80 and $11.50 per pound, respectively:

		2023
Process	Classification	Amount (million tonnes)	Total copper	Copper oxide	Molybdenum grade	Contained copper (million pounds)	Contained molybdenum (million pounds)	Variation Copper	Variation Molybdenum
Leach	Inferred	0.9	0.34%	0.09%	0.003%	6.8	—	(85.0)%	—
Mill	Inferred	67.3	0.55%	0.04%	0.005%	817.3	7.4	(7.1)%	(4.1)%

		2022
Process	Classification	Amount (million tonnes)	Total copper	Copper oxide	Molybdenum grade	Contained copper (million pounds)	Contained molybdenum (million pounds)
Leach	Inferred	4.8	0.44%	0.22%	0.002%	45.6	—
Mill	Inferred	71.8	0.56%	0.05%	0.005%	879.9	7.7

(1)	Mineral resources are reported in situ and effective as at December 31, 2023. Mine development continued in 2023. Changes to mineral resources are due to mining depletion and updated end-of-year topography surfaces provided for 2022 and 2023.
(2)	Recovery assumed based on 3-year averages of La Caridad 84% Cu and 83% Mo for mill and 40% Cu for heap leach.
(3)	Cut-off grade: mineral resources are reported on break-even plant and leach profit basis. The estimate was constrained to the Resource pit based on a Cu price of $3.795/lb, Mo price of $11.50/lb. Three mineral zones were considered: Zone 1 Oxide, Zone 2 Transition and Zone

3 Sulfide. It was assumed that Zone 1 had been sent to the leach pad. Zone 2 with a solubility index greater than 0.8 was assumed to have been sent to the leach pad. Zoned 2 with a solubility index less than 0.8 was assumed to have been sent to the destination that would have generated the highest profit. Zone 3 was assumed to be sent to the mill. The formulas used to calculate Leach and Mill profits were:

Leach Profit/t = ($28.58 * Cu Grade) - $1.91

Mill Profit/t = (($70.28 * Cu Grade) + ($210.43 * Mo Grade)) - (($4.98 * Cu Grade) + ($32.02 * Mo Grade)) – ($6.408 + $0.249)

(4)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Pilares project technical report summary prepared by qualified persons, under Exhibit 96.8 of the Form 10-K/A filed by the Company on March 7, 2022.

El Pilar Project

The El Pilar Property is located in north central Sonora, Mexico, about 15 kilometers south of the international border with United States. The property is situated within lands of Ejido Miguel Hidalgo (also referred to as San Lazaro), in the Santa Cruz Municipality. The property is situated between UTM coordinates 3,446,000N to 3,455,000N and 526,800 E to 534,700 E. The El Pilar property comprises 9,571.4 hectares in 19 concessions. These concessions are wholly owned by Recursos Stingray de Cobre S.A de C.V., our wholly owned Mexican subsidiary. Additionally, a total of 1,926 hectares of surface rights have been successfully negotiated with the Ejido Miguel Hidalgo, which allows for all required land ownership rights needed for project development.

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

Mineral resources

The following table contains the summary of copper mineral resources exclusive of mineral reserves for El Pilar as of December 31, 2023, based on long-term price assumptions of $3.80 per pound:

	2023
Copper	Amount (million tonnes)	Total copper	Soluble copper	Contained copper (million pounds)
Measured mineral resources	2.2	0.20%	0.10%	9
Indicated mineral resources	81.3	0.18%	0.08%	317
Measured + Indicated mineral resources	83.4	0.18%	0.08%	326
Inferred mineral resources	88.6	0.12%	0.06%	234

(1)	Mineral resources are reported in situ and effective as at December 31, 2021 as reported in the Technical Report Summary dated February 28, 2022. Southern Copper has reported that minor contractor activity conducted at the site since that time has not materially impacted the total Mineral Resource estimates effective as at December 31, 2021. Therefore, the estimates at December 31, 2021 are deemed to be current as at December 31, 2023. The qualified person (“QP”) has not visited the site since August 2021 and cannot independently determine whether the contractor activities have impacted the Mineral Resources.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Metallurgical Recovery: Cu Recovery = 0.3349 x LN (Soluble Cu/Total Cu) + 0.7949
(4)	Cut-Off Grade: Calculated on break-even profit basis and constrained within the pit shell outlined using a Cu price of $3.795/lb.
(5)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the El Pilar project technical report summary prepared by qualified persons, under Exhibit 96.9 of Form 10-K/A for the fiscal year ended December 31, 2021, filed on March 7, 2022.
(6)	There were no changes in resources with regard to 2021’s figures. Technical Studies are underway.

Mineral reserves

The following table contains the summary of copper mineral reserves for El Pilar as of December 31, 2023, based on long-term price assumptions of $3.30 per pound:

	2023
Copper	ROM Ore (million tonnes)	Copper grade	Contained copper (thousand tonnes)	Recovered copper (million pounds)
Proven mineral reserves	63	0.27%	168	370
Probable mineral reserves	254	0.25%	623	1,374
Total mineral reserves	317	0.25%	790	1,744

(1)	Mineral reserves are effective as at December 31, 2021 as reported in the Technical Report Summary dated February 28, 2022. Southern Copper has reported that minor contractor activity conducted at the site since that time has not materially impacted the original Mineral Reserves estimates. Therefore, the estimates at December 31, 2021 are deemed to be current as at December 31, 2023. The QP has not visited the site since August 2021 and cannot independently determine whether the contractor activities have impacted the Mineral Reserves.
(2)	The reference point for the estimate is delivery to the leach pad.
(3)	The recovered copper estimate utilizes the following recovery formula: (Cu Rec % = 0.3349 x LN(Cu_Ratio) + 0.7949)
(4)	Cut-Off Grade: Measured and Indicated Blocks within the ultimate pit design with a value greater than or equal to zero were considered ore. The following “Value Equation” was used to calculate that value using a Cu price of $3.30/lb. Value / tonne = ($0.73 * Cu Recovery * Cu Grade) – ($0.15 * Cu Recovery * Cu Grade) - $0.57
(5)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 12 of the La Caridad operations technical report summary prepared by qualified persons, under Exhibit 96.9 of the Company´s Form 10-K/A for the fiscal year ended December 31, 2021, filed on March 7, 2022.
(7)	There were no changes in reserves with regard to 2021’s figures. Technical Studies are underway.

El Arco Project

The El Arco deposit is located near the village of El Arco in Baja California, Mexico, which lies near the center of the Baja California Peninsula in the municipalities of San Quintin, Baja California and Mulegé, Baja California Sur, Mexico. The Project centroid is at approximately 28°03’ 24.08” N; 113° 27’ 35.23” W. The center of the El Arco deposit is located at approximately 28° 02’ 02.97” N; 113° 23’ 46.75” W. Route 1 is the only paved highway connecting the northern and southern parts of the Baja Peninsula. El Arco located between the towns of Santa Rosalía and Guerrero Negro at kilometer 189. The El Arco site is accessed by taking Highway 1 approximately 30 kilometers south of the town of Guerrero Negro to the intersection with the highway MX 18, and following MX 18 for 42 kilometers east to the project site. Highway 1 is paved and in good condition and Highway 18 was originally paved but currently all pavement is gone, leaving a gravel roadbed.

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

We hold 20 mining concessions, covering 72,131 hectares. Surfaces rights in the deposit area are held by a combination of agrarian cooperatives (ejidos) and private owners. Project water is planned to be sourced from a desalination plant, to be constructed at El Barril. Additionally, we expect to obtain power from a private provider.

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

Mineral resources

The following table contains the summary of mineral resources for El Arco as of December 31, 2023, based on long-term price assumptions of $3.80 and $10.35 per pound for copper and molybdenum, respectively, and fixed over the 35-year expected mine life.

	2023
Mill plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Gold grade (g/t)	Silver grade (g/t)	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained gold (million ounces)	Contained silver (million ounces)
Measured mineral resources	—	—%	—%	—	—	—	—	—	—
Indicated mineral resources	826.6	0.41%	0.008%	0.12	1.6	7,544.9	146.5	3.23	41.88
Measured + Indicated mineral resources	826.6	0.41%	0.008%	0.12	1.6	7,544.9	146.5	3.23	41.88
Inferred mineral resources	2,344.9	0.37%	0.006%	0.11	1.5	19,352.3	298.2	8.05	110.89

Leach plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Gold grade (g/t)	Silver grade (g/t)	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained gold (million ounces)	Contained silver (million ounces)
Measured mineral resources	—	—%	—%	—	—	—	—	—	—
Indicated mineral resources	51.3	0.30%	—%	—	—	335.3	—	—	—
Measured + Indicated mineral resources	51.3	0.30%	—%	—	—	335.3	—	—	—
Inferred mineral resources	63.8	0.25%	—%	—	—	350.9	—	—	—

(1)	Mineral resources are reported in situ and are current as at December 31, 2023.
(2)	Mineral resources are reported exclusive of mineral reserves. Mineral resources that are not mineral reserves do not have demonstrated economic viability.
(3)	Mineral resources are reported within a conceptual pit shell that is based on copper and molybdenum values only. The pit shell uses the following input parameters: metal prices of $3.80/lb Cu and $10.35/lb Mo; variable net smelter return cut-offs; mining recovery of 100%; metallurgical recoveries of 86% Cu, and 55% Mo for material sent to the mill facility, and recovery of 80% Cu (Total copper) for material sent to the heap leach pad; total mining costs (base, incremental and sustaining) of $1.206/t mined; total mill process costs (base, sustaining, tailings, G&A and molybdenum plant) of $7.80/t milled, total leaching costs (operating and SX-EW) of $1.60/t leached; miscellaneous costs (closure, payments) of $0.10/t processed; copper refining cost of $0.09/lb, copper smelting cost of $90/t concentrate, copper transport costs of $107.69/t concentrate, molybdenum transport costs of $73.67/t concentrate, and molybdenum refining/treatment cost of 12.50% (of molybdenum price). Mineral resources are constrained within a wireframe constructed at a 0.1% total copper cut-off grade.
(4)	Gold and silver are not used in the pit optimization. The gold and silver metallurgical recoveries for material that will be sent to the mill facility are forecast at 55.7% Au, and 50.2% Ag, respectively. Molybdenum, gold and silver are not expected to be recovered from the leach process.
(5)	Mineral resources are constrained within a wireframe constructed at a 0.1% total copper cut-off grade.
(6)	For further information on assumptions used in preparing the estimates, please refer to Chapter 11 of the El Arco project technical report summary prepared by qualified persons, under Exhibit 96.10 of the Company´s Form 10-K/A for the fiscal year ended December 31, 2021, filed on March 7, 2022.
(7)	There were no changes in mineral resources with regard to the figures reported in 2021.

Mineral reserves

The following table contains the summary of copper mineral reserves for El Arco as of December 31, 2023, based on long-term price assumptions of $3.30 and $9.00 per pound for copper and molybdenum, respectively, and were fixed over the 35 year expected mine life.

	2023
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Gold grade (g/t)	Silver grade (g/t)	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained gold (million ounces)	Contained silver (million ounces)
Sulfide mill	1,229.5	0.40%	0.006%	0.14	1.8	10,822	166.7	5.6	70.5
Oxide leach	140.5	0.27%	—%	—	—	846	—	—	—

(1)	Mineral reserves are current as at December 31, 2023.

(2)	The reference point for the estimate is the point of delivery to the processing facility.
(3)	Mineral reserves are constrained within an optimized pit shell based on copper and molybdenum only.
(4)	The following parameters were used in estimation: assumption of open pit mining methods; assumption of heap leach and concentrate processing; copper price of $3.30/lb, molybdenum price of $9.00/lb; variable net smelter return cut-offs; mining recovery of 100%; metallurgical recoveries of 86% Cu, and 55% Mo for material sent to the mill facility, and recovery of 80% Cu (Total copper) for material sent to the heap leach pad; total mining costs (base, incremental and sustaining) of $1.206/t mined; total mill process costs (base, sustaining, tailings, G&A and molybdenum plant) of $7.80/t milled, total leaching costs (operating and SX-EW) of $1.60/t leached; miscellaneous costs (closure, payments) of $0.10/t processed; copper refining cost of $0.09/lb, copper smelting cost of $90/t concentrate, copper transport costs of $107.69/t concentrate, molybdenum transport costs of $73.67/t concentrate, and molybdenum refining/treatment cost of 12.50% (of molybdenum price).
(5)	Gold and silver are not used in the pit optimization. The gold and silver metallurgical recoveries for material that will be sent to the mill facility are forecast at 55.7% Au, and 50.2% Ag, respectively. Molybdenum, gold and silver are not expected to be recovered from the leach process.
(6)	For the leaching process, the internal copper cut-off was 0.049% while the breakeven copper cut-off was 0.057%.
(7)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 12 of the El Arco operations technical report summary prepared by qualified persons, under Exhibit 96.10 of the Company´s Form 10-K/A for the fiscal year ended December 31, 2021, filed on March 7, 2022.
(8)	There were no changes in mineral reserves with regard to the figures reported in 2021.

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

The table below contains production information for 2023, 2022 and 2021 for our Mexican IMMSA unit:

					Variance
					2023 - 2022
		2023	2022	2021	Volume	%
Average annual operating days(*)		301	307	336
Total material mined and milled	(kt)	4,346	4,100	3,965	246	6.0%
Zinc:
Average ore grade	(%)	1.88	1.79	2.04	0.09	5.0%
Average recovery	(%)	80.22	81.62	82.87	(1.40)	(1.7)%
Concentrate produced	(kt)	132.0	124.0	135.1	8.0	6.5%
Concentrate average grade	(%)	49.64	48.38	49.58	1.26	2.6%
Zinc in concentrate	(kt)	65.5	60.0	67.0	5.5	9.2%
Lead:
Average ore grade	(%)	0.63	0.58	0.62	0.05	8.6%
Average recovery	(%)	68.78	69.49	69.20	(0.71)	(1.0)%
Concentrate produced	(kt)	33.6	32.5	33.8	1.1	3.4%
Concentrate average grade	(%)	55.71	51.00	50.66	4.71	9.2%
Lead in concentrate	(kt)	18.7	16.6	17.1	2.1	12.7%
Copper:
Average ore grade	(%)	0.38	0.39	0.41	(0.01)	(2.6)%
Average recovery	(%)	57.52	56.71	53.71	0.81	1.4%
Concentrate produced	(kt)	43.9	40.3	38.0	3.6	8.9%
Concentrate average grade	(%)	21.80	22.65	22.94	(0.85)	(3.8)%
Copper in concentrate	(kt)	9.6	9.1	8.7	0.5	5.5%
Silver:
Average ore grade	(ounces)	1.97	2.13	2.17	(0.16)	(7.5)%
Average recovery	(%)	77.88	77.22	76.59	0.66	0.9%
Concentrate average grade	(%)	31.8	34.3	31.9	(2.5)	(7.3)%
Silver in concentrates	((000) ounces)	6,664.00	6,749.6	6,588.5	(85.6)	(1.3)%

kt = thousand tonnes

(*)	Weighted average annual operating days based on total material mined and milled in the three active mines: Charcas, Santa Barbara and San Martin.

Charcas

The Charcas mining complex is located approximately 110 kilometers north of the city of San Luis Potosi in the State of San Luis Potosi, Mexico. The mine uses the Universal Transverse Mercator (UTM) World Geodetic System (WGS84) Zone 14Q coordinate system and is located at 2 560 223 N and 280 042 E at an altitude of 2,150 meters above sea level. Charcas is connected to the state capital by a paved highway of 130 kilometers. It was discovered in 1573 and operations in the 20th century began in 1911. The complex includes three underground mines (San Bartolo, Rey-Reina and La Aurora) and one flotation plant that produces zinc, lead and copper concentrates with significant amounts of silver. The Charcas mine is characterized by low operating costs and good quality ores and is situated near the zinc refinery. Charcas is exploited underground by room and pillar with hydraulic cut and fill. The crushed ore is transported to the surface for processing in the flotation plant.

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

Mineral resources

The following table contains the summary of mineral resources for Charcas as of December 31, 2023, based on long-term metal price assumptions:

	2023				2022
Silver	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	23.00	6,410	84	17,297	23.00	6,057	88	17,165	0.8%
Measured + Indicated mineral resources	23.00	6,410	84	17,297	23.00	6,057	88	17,165	0.8%
Inferred mineral resources	23.00	15,162	98	48,005	23.00	15,446	97	48,207	(0.4)%

Zinc	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—%	—	—	—	—%	—	—
Indicated mineral resources	1.32	6,410	3.06%	195.9	1.32	6,057	3.13%	189.7	3.3%
Measured + Indicated mineral resources	1.32	6,410	3.06%	195.9	1.32	6,057	3.13%	189.7	3.3%
Inferred mineral resources	1.32	15,162	2.78%	421.0	1.32	15,446	2.70%	416.6	1.1%

Lead	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—%	—	—	—	—%	—	—
Indicated mineral resources	1.09	6,410	0.39%	24.9	1.04	6,057	0.39%	23.5	6.0%
Measured + Indicated mineral resources	1.09	6,410	0.39%	24.9	1.04	6,057	0.39%	23.5	6.0%
Inferred mineral resources	1.09	15,162	0.39%	58.7	1.04	15,446	0.39%	60.1	(2.3)%

Copper	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—%	—	—	—	—%	—	—
Indicated mineral resources	3.80	6,410	0.52%	33.5	3.80	6,057	0.54%	32.6	2.8%
Measured + Indicated mineral resources	3.80	6,410	0.52%	33.5	3.80	6,057	0.54%	32.6	2.8%
Inferred mineral resources	3.80	15,162	0.55%	82.8	3.80	15,446	0.54%	84.0	(1.4)%
(1)	Mineral resources are reported in situ and are current as at December 31, 2023.
(2)	Mineral resources are reported exclusive of mineral reserves.

(3)	Metallurgical recovery assumptions (in payable concentrates) are: 78% for silver, 47% for lead, 69% for copper and 90% for zinc.
(4)	Mineral resources are reported at metal-equivalent Cut-Off Grades (COG) based on metal price assumptions, variable metallurgical recovery assumptions, mining costs, processing costs, G&A costs, and variable Net Smelter Recovery (NSR) factors. Mining, processing, and G&A costs total $67.33/t with metal prices of $1,725/tr oz for Au, $23/tr oz for Ag, $1.09/lb for Pb, $1.32 /lb for Zn and $3.80/lb for Cu.
(5)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Charcas operations technical report summary prepared by qualified persons, under Exhibit 96.11 to this Form 10-K.
(6)	Variations in mineral resources in 2023 were attributable to additional exploration drilling and production depletion in 2023.

Santa Barbara

The Santa Barbara mining complex is located approximately 26 kilometers southwest of the city of Hidalgo del Parral in southern Chihuahua, Mexico. The mine uses the Universal Transverse Mercator (UTM) World Geodetic System (WGS84) Zone 13R coordinate system and is located at 2 965 880 N and 418 948 E at an altitude of 2,000 m above sea level. The area can be reached via a paved road of from Hidalgo del Parral, a city on a federal highway. The area is also connected to the state capital of Chihuahua 250 km along Highway 24. It was discovered in 1536 and mining activities in the 20th century began in 1913. Santa Barbara includes three main underground mines (San Diego, Segovedad and Tecolotes) as well as a flotation plant and produces lead, copper and zinc concentrates, with significant amounts of silver.

IMMSA currently holds 33 mining concessions over the Santa Barbara property, covering a total area of 27,772.51 hectares (ha), with the titles held 100% by the Company. There are also surface lands that cover an area of 20.92 hectares and are owned by IMMSA, which provide us within sufficient rights to any work or exploration that we require to carry out for the advancement and continuity of activities in the Santa Barbara property. There are an additional 371.07 hectares covered by a contract with the community of Santa Barbara that allows for any further work or exploration required.

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

Mineral resources

The following table contains the summary of mineral resources for Santa Barbara as of December 31, 2023, based on long-term metal price assumptions:

	2023				2022
Silver	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	23.00	25,512	103	84,495	23.00	23,470	100	75,343	12.1%
Measured + Indicated mineral resources	23.00	25,512	103	84,495	23.00	23,470	100	75,343	12.1%
Inferred mineral resources	23.00	18,238	95	55,444	23.00	19,664	100	63,479	(12.7)%

Zinc	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	1.32	25,512	3.15%	804.1	1.32	23,470	3.17%	744.2	8.1%
Measured + Indicated mineral resources	1.32	25,512	3.15%	804.1	1.32	23,470	3.17%	744.2	8.1%
Inferred mineral resources	1.32	18,238	3.86%	704.7	1.32	19,664	4.03%	792.3	(11.1)%

Lead	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	1.09	25,512	1.99%	508.5	1.04	23,470	1.89%	442.6	14.9%
Measured + Indicated mineral resources	1.09	25,512	1.99%	508.5	1.04	23,470	1.89%	442.6	14.9%
Inferred mineral resources	1.09	18,238	2.25%	410.9	1.04	19,664	2.36%	464.9	(11.6)%

Copper	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	3.80	25,512	0.52%	132.3	3.80	23,470	0.52%	122.9	7.7%
Measured + Indicated mineral resources	3.80	25,512	0.52%	132.3	3.80	23,470	0.52%	122.9	7.7%
Inferred mineral resources	3.80	18,238	0.55%	100.8	3.80	19,664	0.56%	109.8	(8.2)%

Gold	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	1,725	25,512	0.27	221	1,725	23,470	0.28	210	5.2%
Measured + Indicated mineral resources	1,725	25,512	0.27	221	1,725	23,470	0.28	210	5.2%
Inferred mineral resources	1,725	18,238	0.17	98	1,725	19,664	0.17	107	(8.4)%

(1)	Mineral resources are reported in situ and are current as at December 31, 2023.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Metallurgical recovery assumptions (in payable concentrates) are: 33% for Gold, 82% for silver, 79% for lead, 63% for copper and 81% for zinc.
(4)	Mineral resources are reported at metal-equivalent Cut-Off Grades (COG) based on metal price assumptions, variable metallurgical recovery assumptions, mining costs, processing costs, G&A costs, and variable Net Smelter Recovery (NSR) factors. Mining, processing, and G&A costs total $83.4/t. with metal prices of $1,725/tr oz for Au, $23/tr oz for Ag, $1.09/lb for Pb, $1.32 /lb for Zn and $3.80/lb for Cu.

(5)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Santa Barbara operations technical report summary prepared by qualified persons, under Exhibit 96.12 to this Form 10-K.
(6)	Variations in mineral resources in 2023 were attributable to additional exploration drilling and production depletion in 2023.

San Martin

The San Martin mining complex is located in the municipality of Sombrerete in the northwestern part of the state of Zacatecas, Mexico. It is located approximately 185 kilometers from the city of Zacatecas. The elevation of the San Martin mining complex is approximately 2,600 meters (m) with geographic coordinates of 629,000 E and 2,614,000 N (WGS84, UTM Zona 13). The nearest major town is the municipality of Sombrerete (17 km away) in the Sierra Madre Occidental geographic province. It was discovered in 1555 and mining operations in the 20th century began in 1949. The complex includes an underground mine and a flotation plant. The ore body contains lead, copper and zinc concentrates, with significant amounts of silver. The state of Zacatecas has an extensive infrastructure of roads and highways that connect the San Martín to the rest of the country. The San Martin mining unit has a paved road to Highway 45, which leads to the town of Sombrerete, 17 kilometers away. Highway 45 then connects Sombrete to Fresnillo, Zacatecas and Durango at distances of 110,171 and 125 kilometers, respectively.

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

Mineral resources

The following table contains the summary of mineral resources for San Martin as of December 31, 2023, based on long-term metal price assumptions:

	2023				2022
Silver	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	23.00	12,978	77	32,236	23.00	11,542	92	34,311	(6.0)%
Measured + Indicated mineral resources	23.00	12,978	77	32,236	23.00	11,542	92	34,311	(6.0)%
Inferred mineral resources	23.00	52,330	72	121,500	23.00	9,176	112	32,894	269.4%

Zinc	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—	—	—	—	—%	—	—
Indicated mineral resources	1.32	12,978	1.97%	256.3	1.32	11,542	2.48%	285.9	(10.4)%
Measured + Indicated mineral resources	1.32	12,978	1.97%	256.3	1.32	11,542	2.48%	285.9	(10.4)%
Inferred mineral resources	1.32	52,330	2.66%	1,393.8	1.32	9,176	2.05%	187.8	642.2%

Lead	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—	—	—	—	—%	—	—
Indicated mineral resources	1.04	12,978	0.34%	43.9	1.04	11,542	0.49%	56.6	(22.4)%
Measured + Indicated mineral resources	1.04	12,978	0.34%	43.9	1.04	11,542	0.49%	56.6	(22.4)%
Inferred mineral resources	1.04	52,330	0.32%	167.5	1.04	9,176	0.62%	56.4	197.0%

Copper	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—	—	—	—	—%	—	—
Indicated mineral resources	3.80	12,978	0.65%	84.8	3.80	11,542	0.61%	70.2	20.8%
Measured + Indicated mineral resources	3.80	12,978	0.65%	84.8	3.80	11,542	0.61%	70.2	20.8%
Inferred mineral resources	3.80	52,330	0.48%	251.3	3.80	9,176	0.49%	45.4	453.5%

(1)	Mineral resources are reported in situ and are current as at December 31, 2023.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Metallurgical recovery assumptions (in payable concentrates) are 71% for silver, 31% for lead, 67% for copper and 75% for zinc.
(4)	Mineral resources are reported at metal-equivalent Cut-Off Grades (COG) based on metal price assumptions, variable metallurgical recovery assumptions, mining costs, processing costs, G&A costs, and variable Net Smelter Recovery (NSR) factors. Mining, processing, and G&A costs total $63.1/t. with metal prices of $1,725/tr oz for Au, $23/tr oz for Ag, $1.04/lb for Pb, $1.32 /lb for Zn and $3.80/lb for Cu.
(5)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the San Martin operations technical report summary prepared by qualified persons, dated February 05, 2024.
(6)	Variations in mineral resources in 2023 were attributable to the implementation of 3D implicit geological modeling, geostatistical analysis, block model construction and mineral resource estimation, involving changes in the method of evaluating capping, use of statistical tools and grade continuity evaluation through variography analysis.
(7)	The inferred continuity of the mineralized structures was based on the variography analysis and the geological evidence that resulted in a significant increase in inferred resources.
(8)	Additional exploration drilling and production depletion in 2023 resulted in additional variations in mineral resources in 2023 .

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

There was no mine exploration drilling at Taxco during the three-year period ended December 31, 2023 due to the strikes. Please see Note 13 “Commitments and Contingencies—Labor matters” to the consolidated financial statements.

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

The table below contains production information for 2023, 2022 and 2021 for our San Luis Potosi zinc refinery:

					Variance
					2023 - 2022
		2023	2022	2021	Volume	%
Total zinc concentrate treated	(kt)	215.2	215.3	203.6	(0.1)	(0.0)%
Refined zinc produced	(kt)	101.0	99.9	92.7	1.1	1.1%
Sulfuric acid produced	(kt)	179.9	182.1	172.4	(2.2)	(1.2)%
Refined silver produced	(kt)	13.9	18.9	19.1	(5.0)	(26.5)%
Refined gold produced	(k)	21.7	21.5	20.5	0.2	0.9%
Refined cadmium produced	(kt)	0.5	0.6	0.5	(0.1)	(15.0)%
Average refinery recovery	(%)	92.2	93.1	91.9	(0.9)	(1.0)%

kt = thousand tonnes

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

Our estimates of mineral reserves and mineral resources have been prepared in accordance with the disclosure requirements of S-K 1300. Pursuant to SEC guidance, qualified persons used forecast metal prices for mineral resource and mineral reserve estimation and the economic analysis. These projected prices were derived from forecasts from several analysts and banks. The commodity price forecast covered the period 2021–2025 and provided a long-term forecast for 2025 onward. As of December 31, 2023, we considered $3.30 per pound of copper and $10.00 per pound of molybdenum.

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

EXPLORATION ACTIVITIES

We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico, Argentina, Ecuador and Chile. We also conduct exploration in the areas of our current mining operations. We invested $55.0 million on exploration programs in 2023, $41.7 million in 2022 and $43.4 million in 2021 and we expect to spend approximately $65 million on exploration programs in 2024.

Currently, we directly control 156,818 hectares and 502,688 hectares of concessions in Peru and Mexico, respectively. We also currently hold 168,200 hectares and 28,453 hectares of exploration concessions in Argentina and Chile, respectively.

Peru

In 2023, we finished a diamond drilling program of 4,500 meters at the Chaparra Project and determined the existence of low-grade copper mineralization. We will not continue exploration work on this project. Regarding the exploration programs in southern Peru, we conducted a diamond drilling program of 2,031 meters in the Qori Project and the results are currently under evaluation. We also concluded the geophysical studies of the Atico Project to determine potential levels of copper mineralization.

In 2024, we plan to conduct a diamond drilling program for 5,000 meter to explore prospective areas for copper mineralization, primarily in Southern Peru. Additionally, we will carry out prospecting work in metallogenic zones associated with copper porphyry systems.

Mexico

In addition to exploration and drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico. The following are some of the more significant exploration projects:

The Chalchihuites. This is a skarn type deposit located in the state of Zacatecas, close to the San Martin mining unit. Drilling programs conducted between 1980 and 2014 identified 12.6 million of mineralized material with an average silver content of 110 grams per ton, 2.66% of zinc, 0.37% of lead and 0.67% of copper. Current results indicate that mineralization consists of a complex mixture of oxides and sulfides of silver, lead and zinc that requires additional metallurgical research. In 2017, we started a new drilling program of 21,000 meters to continue metallurgical research and testing. In 2018, this exploration program, which included 48 drill holes was completed. This program has been carried out in compliance with QA/QC protocol, which includes testing the specific density of different rocks and mineralized types and geochemistry sampling. In addition, 5,000 meters of core sample from the drilling program were analyzed with a hyperspectral scanner, and a study of 498 kilometers of hyperspectral imaging was conducted to recognize the geology of the entire Chalchihuites mineral district. In 2019, with the complete data from the diamond drilling program, we made a geological model of the Cronos deposit using Leapfrog software. In 2020, the sample design for a metallurgical test was completed and three metallurgical samples were delivered to an external consultant. Metallurgical tests for silver recovery will continue with semi-sulfide and oxide ores. In 2022 and 2023, we drilled a total 5,000 meters and included 16 drill holes in the area known as Virgen Morena. Exploration activities at this area did not render positive results and they were suspended. Metallurgical tests were concluded and confirmed that recoveries in sulphide flotation are good for Zn, Cu, Pb and Ag; however it was not possible to separate lead from the copper concentrate. Dynamic acid leaching tests were performed for oxides and mixed oxides. The results were positive. In 2024, Cu-Pb separation tests will be carried out using an extended kinetics simulation in a microbubble cell and then at the laboratory level, to determine flotation of Cu/Pb concentrate. We will evaluate the possibility of building an access ramp to obtain ore and process it in a pilot plant.

Campo Medio (Santa Eulalia). This prospect is located close to the west border of the Santa Eulalia mine. Results of geological surveying and drilling programs indicated that its mineralization consists of sulfides with 2.85 meters of width, 219 grams of silver, 6.60% of lead and 7.55% of zinc. Exploration at the Campo Medio area did not render positive results and exploration activities were suspended. We abandoned the project because the mineralized intervals intercepted by core drilling were insufficient to determine drilling targets of economic interest.

San Antonio Sur (Santa Eulalia). It is located in the San Antonio mine, eastern field zone in Santa Eulalia. There is evidence of mineralization at Level 8 inside the mine. The drilling program is in place to verify the continuity of mineralization. The mine is currently flooded. In December 2023, the gauging stage with the new pumping system began, but it is currently not clear if the mine can be dewatered.

Chile

El Salado (Montonero). A copper-gold prospect located in the Atacama region, northern Chile has been under exploration for copper and molybdenum porphyry since 2014. In 2016 and 2017, we conducted a diamond drilling program of 22,108 meters and finished the conceptual study. In 2022, we concluded the pre-feasibility study of the project. We are currently evaluating this deposit and expect to complete an economic evaluation in 2024.

In 2023, we conducted diamond drilling programs of 2,397 meters and 3,000 meters at the Chapalele and Taruca prospects respectively, both located in the Atacama Region, Province of Huasco. These prospects have copper porphyry characteristics; the results indicated no occurrence of mineralization of economic interest.

Ecuador

Chaucha. The Ruta del Cobre (“Copper Road”) project is located in the west of Cuenca city and south of Guayaquil. The mineralization in this area is characteristic of a copper-molybdenum porphyry system which is being explored since 2014. In 2021, the infill-drilling program was concluded, totaling 121,000 meters of diamond drilling. With this information, we prepared the project’s feasibility study, which concluded in 2022. The results of this study did not meet the Company´s commercial expectations and efforts were suspended in 2023.

Argentina

In 2011, we started exploration activities in Argentina in the Neuquen province. In 2015, we performed geological exploration in the Salta, Rio Negro and Neuquen provinces where we expected to locate copper porphyry with precious metals epithermal systems. Starting 2017, we performed prospection and geological evaluation work in the provinces of San Juan and Rio Negro with the exploration of silver-gold epithermal systems through geological mapping and surface sampling. In 2021, superficial geological and geochemical work was concluded at the Cerro La Mina and Tanque Negro prospects. In 2023, we developed surface geochemical and geological studies at the La Hoyada and La Chilena prospects, both located in the province of Catamarca. With the results of these studies, we expect to perform a diamond drilling program of 2,000 meters in 2024.

Cañadon del Moro. This is a low sulfidation epithermal deposit with high longitude seams located in the Rio Negro province. We conducted a diamond drilling program of 1,300 meters through 2021. In 2022, we conducted a diamond drilling program of 8,864 meters to evaluate the resource. In 2023, we started the Conceptual Study and expect to finish it in 2024. So far, the results are positive.

ITEM 3. LEGAL PROCEEDINGS

Reference is made to the information under the caption “Litigation Matters” in the consolidated financial statement Note 13 “Commitments and contingencies.”

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SCC COMMON STOCK:

SCC’s common stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange (“BVL”). SCC’s common stock symbol is SCCO on both the NYSE and the BVL. At December 31, 2023, there were 842 holders of record of our common stock.

DIRECTORS’ STOCK AWARD PLAN:

The following table contains certain information related to our shares held as treasury stock for the Directors’ stock award plan as of December 31, 2023:

Equity Compensation Plan Information

	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available
Plan Category	outstanding options	outstanding options	for future issuance
Directors’ stock award plan	N/A	N/A	171,200

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

Period
				Total	Maximum
				Number of	Number of
				Shares	Shares that
		Total		Purchased	May Yet Be
		Number of	Average	as Part of	Purchased
		Shares	Price Paid	Publicly	Under the	Total Cost
From	To	Purchased	per Share	Announced Plan	Plan @ $86.07(1)	($ in millions)
2008	2012	46,914,486	$18.72	46,914,486		878.1
2013:		10,245,000	27.47	57,159,486		281.4
2014:		22,711,428	30.06	79,870,914		682.8
2015:		36,689,052	27.38	116,559,966		1,004.4
2016:		2,937,801	24.42	119,497,767		71.7
Total purchased		119,497,767	$24.42		948,453	$2,918.4
(1)	NYSE closing price of SCC common shares at December 31, 2023.

The SCC share repurchase program has registered no activity since the third quarter of 2016. The NYSE closing price of SCC common shares at December 31, 2023 was $86.07 and the maximum number of shares that the Company could purchase at that price was 0.9 million.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of December 31, 2023 and 2022.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph comparing the yearly change in the cumulative total returns on the Company’s common stock against cumulative total return on the S&P 500 Stock Index and the S&P Metals and Mining Select Industry Index for the five-year period ending December 31, 2023. The chart below analyzes the total return on SCC’s common stock for the period commencing December 31, 2018 and ending December 31, 2023, compared to the total return of the S&P 500 and the S&P Metals and Mining Select Industry Index for the same five-year period.

Comparison of Five Year Cumulative Total Return *

SCC Stock, S&P 500 Index and S&P Metals and Mining Select Industry Index **

400.0
350.0
300.0
250.0
200.0
150.0
100.0
50.0
0.0
2018
2019
2020
2021
2022
2023
100.0
143.3
112.9
224.7
149.8
129.1
223.9
190.1
173.1
231.9
193.0
345.8
231.8
190.3
SCC
S&P 500
S&P M + MS Ind

*	Total return assumes reinvestment of dividends
**	The comparison assumes $100 invested on December 31, 2017

	Total Return per Year
	2019	2020	2021	2022	2023
SCC	44.6%	59.0%	(0.4)%	3.5%	49.1%
S&P 500	28.9%	16.3%	26.9%	(19.4)%	24.2%
S&P M + MS	13.0%	14.4%	34.0%	11.5%	20.1%

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to and should be read together with our Audited Consolidated Financial Statements as of and for each of the years in the three-year period ended December 31, 2023. Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for Southern Copper Corporation and its subsidiaries (collectively, “SCC,” “Southern Copper,” “the Company,” “our,” and “we”) on a consolidated basis for all periods. Our financial results may not be indicative of our future results.

This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in the forward-looking statements as a result of a number of factors. See Item 1 “Business—Cautionary Statement.”

For details on the discussion on variations between 2022 and 2021, please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, on the 2022 Form 10-K.

EXECUTIVE OVERVIEW

Business: Our business is primarily the production and sale of copper. In the process of producing copper, a number of valuable metallurgical by-products are recovered, which we also produce and sell. Market forces outside of our control largely determine the sale prices for our products. Our management, therefore, focuses on value creation through copper production, cost control, production enhancement and maintaining a prudent capital structure to remain profitable. We endeavor to achieve these goals through capital spending programs, exploration efforts and cost reduction programs. Our aim is to remain profitable during periods of low copper prices and to maximize financial performance in periods of high copper prices. We are one of the world’s largest copper mining companies in terms of production and sales and our principal operations are in Peru and Mexico. We also have an active ongoing exploration program in Chile and Argentina.

We believe we hold one of the world’s largest copper reserves and resources positions. As of December 31, 2023, our copper mineral reserves, calculated at a copper price of $3.30 per pound, totaled 97,082 million pounds of contained copper, at the following locations:

Copper contained in ore reserves	Million pounds
Mexican open‑pit	33,426
Peruvian operations	44,382
Development projects	19,274
Total	97,082

Outlook: Various key factors affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the last three years, approximately 77.6% of our revenues came from the sale of copper; 10.9% from molybdenum; 4.2% from silver; 3.1% from zinc; and 4.2% from various other products, including gold, sulfuric acid and other materials.

●	Copper: In 2023, representing approximately 76.7% of our sales, the LME copper price increased from an average of $3.63 per pound in the fourth quarter of 2022 to $3.71 (+2.2%) in the same period of 2023 At the beginning of the last quarter of 2023, we were expecting a market surplus for this year. However, after a significant reduction in copper production was announced by some producers, market expectations for a surplus ceased and were replaced with concerns about potential deficits due to the extremely low available inventories.

Even though significant uncertainty continues to exist regarding global GDP growth, which will be impacted by a slow recovery of the Chinese economy, a recession in Europe and a soft landing or minor recession in the US, we believe copper prices should remain stable through 2024.

●	Molybdenum: Represented approximately 11.4% of our sales in 2023. Molybdenum prices averaged $23.73 per pound in 2023, compared to $18.61 in 2022, a 27.5% increase.

For 2024, we believe that prices will hold at the current level of about $19.00 per moly pound reflecting the supply/demand dynamics in a context of lower Asian production.

●	Silver: We believe that silver prices will have support due to its industrial uses as well as being perceived as a value shelter in times of economic uncertainty. Silver represented 4.2% of our sales in 2023.

●	Zinc: Average zinc prices decreased by 24.1% in 2023 compared with 2022. We consider zinc has very good long-term fundamentals due high levels of industrial consumption and expected production. Zinc represented 3.0% of our sales in 2023.

●	Production: For 2024, we expect our copper production to reach 935,900 tonnes, an increase of 2.7 % over final production in 2023. Last year we drove our Pilares project to full capacity and initiated ramp-up at the Buenavista zinc concentrator. For 2024, we expect these two projects to contribute 44,000 tons of copper.

We also expect to produce 25,500 tonnes of molybdenum, which represents a decrease of 4.9% compared to 2023 production levels. In 2024, we expect to produce 20.7 million ounces of silver, and increase of 12.2% compared with 2023 production. Additionally, we expect to produce 117,800 tonnes of zinc from our mines, up 79.8% from 2023´s production level. This growth will be driven by start-up at the Buenavista Zinc concentrator (+54,400 tonnes). For 2025 and the coming years, we expect to produce over 170,000 tons of zinc per year on average.

●	Capital investments: Capital investments were $1,008.6 million for 2023. This is 6.3% higher than in 2022, and represented 41.2% of net income. Our growth program to develop the full production potential of our Company is underway. We are currently developing a new organic growth plan whose goal is to increase our copper volume production to 1.3 million tonnes by the end of this decade.

For 2024, the Board of Directors approved a capital investment program of $1,103.7 million.

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

Earnings: The table below highlights key financial and operational data of our Company for the three years ended December 31, 2023 (in millions, except copper price and per share amounts):

				Variance
	2023	2022	2021	2023 - 2022	2022 - 2021
Copper price LME	3.85	4.00	4.23	(0.15)	(0.23)
Pounds of copper sold	1,961.8	1,920.4	2,052.9	41.4	(132.5)
Net sales	$9,895.8	$10,047.9	$10,934.1	$(152.1)	$(886.2)
Operating income	$4,192.3	$4,435.8	$6,065.1	$(243.5)	$(1,629.3)
Income before income taxes	$3,955.8	$4,247.8	$5,696.8	$(292.0)	$(1,449.0)
Net income attributable to SCC	$2,425.2	$2,638.5	$3,397.1	$(213.3)	$(758.6)
Earnings per share	$3.14	$3.41	$4.39	$(0.27)	$(0.98)
Dividends per share	$4.00	$3.50	$3.20	$0.50	$0.30

Net sales in 2023 totaled $9,895.8 million, which represented a slight decrease compared to net sales in 2022. This decrease was influenced by lower copper (-3.8% - LME) and zinc (-24.1%) prices, along with a reduction in the sales volumes of silver (-4.3%) and zinc (-1.4%). The aforementioned was partially offset by higher sales volumes for copper (+2.2%) and molybdenum (+2.3%) and an uptick in prices for molybdenum (+27.5%) and silver (+7.6%). Additionally, net sales in 2023 were negatively impacted by downward adjustments of $406.0 million arising from provisionally priced sales due to decreases in metal prices. Our estimates indicate that 2023 sales were also affected by a larger copper anode inventory in process at year-end. Net sales in 2022 of $10.0 billion were close to our historical high in 2021 of $10.9 million.

The slight increase in costs of sales in 2023 was driven primarily by higher expenses in various areas. While there was a slight increase in labor costs, contributing to a modest upward trend, the main sources of variation in costs came from higher expenses related to operating contractors and a slight increase in fuel costs, along with additional expenditures in sales expenses and inventory consumption. These results were mitigated by a drop in expenses, diven primarily by a decrease in copper purchased from third parties and a reduction in worker participation. In this context, the overall impact on the costs of sales was relatively moderate, with opposing factors balancing out variations.

In 2023, the net income attributable to SCC was $2,425.2 million, reflecting a 8.1% decrease from the 2022 net income. This decline was primarily driven by increased costs of sales and a minor reduction in sales volumes toward year-end. Net income attributable to SCC in 2022 was 22.3% below 2021’s net income; this was mainly due to higher costs of sales and a slight reduction in sales volumes.

Production: The table below contains mine production data of our Company for the three years ended December 31, 2023:

Production: The table below contains mine production data of our Company for the three years ended December 31, 2023:
				Variance
				2023 - 2022		2022 - 2021
	2023	2022	2021	Volume	%	Volume	%
Copper (in million pounds)	2,008.4	1,972.5	2,112.5	35.9	1.8%	(140.0)	(6.6)%
Molybdenum (in million pounds)	59.2	57.8	66.7	1.3	2.3%	(8.9)	(13.3)%
Zinc (in million pounds)	144.4	132.3	147.6	12.1	9.2%	(15.3)	(10.4)%
Silver (in million ounces)	18.4	18.6	19.0	(0.2)	(0.8)%	(0.4)	(2.1)%

The table below contains copper production data from each of our mines for the three years ended December 31, 2023:

				Variance
				2023 - 2022		2022 - 2021
Copper (in million pounds):	2023	2022	2021	Volume	%	Volume	%
Toquepala	495.8	444.2	505.7	51.6	11.6%	(61.5)	(12.2)%
Cuajone	329.0	309.4	372.6	19.6	6.4%	(63.2)	(17.0)%
La Caridad	244.3	246.5	282.4	(2.2)	(0.9)%	(35.9)	(12.7)%
Buenavista	918.2	952.3	932.6	(34.1)	(3.6)%	19.7	2.1%
IMMSA	21.1	20.1	19.2	1.0	4.7%	0.9	4.8%
Total mined copper	2,008.4	1,972.5	2,112.5	35.9	1.8%	(140.0)	(6.6)%

2023 compared to 2022:

Copper mine production in 2023 increased 1.8% to 2,008.4 million pounds. This increase was primarily driven by an uptick in production levels at Toquepala (+11.6%; higher ore grades), Cuajone (+6.4%; higher ore grades) and IMMSA (+4.7%; higher ore grades). This was partially offset by reduction in production at the Buenavista and La Caridad mines which was mainly driven by a drop in ore grades, mineral processing and recovery.

In the second half of 2023, we experienced a reduction of fresh water at our Buenavista operation, which was generated by inadequate rainfall and a lack in the reception of permits to build a pipeline (approximately 20 km) to transport water from the wells to the operations and nearby townsites. For 2024, the Company has decided to transport water through other means to secure the supplies required to ensure that Buenavista can operate at full capacity for copper production and the ramp up of new zinc concentrator operations.

Molybdenum production increased 2.3 % to 59.2 million pounds, up from 57.8 million pounds in 2022. This increase was due to higher production at all our mines, with the exception of Toquepala mine (-17.8%), where grades and recoveries dropped.

Mined zinc production rose 9.2 % in 2023, driven by increases in production at our Santa Barbara (+29.0%) and Charcas (+9.0%) mines due to higher grades.

Mined silver production fell 0.8 % in 2023 in YoY terms; this was mainly due to lower production at our Mexican operations, which was partially offset by an increase in production at our Peruvian operations.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 119. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

Our operating cash cost per pound of copper produced, as defined above, is presented in the table below for the three years ended December 31, 2023:

Operating cash cost per pound of copper produced(1)

(In millions, except cost per pound and percentages)

				2023 - 2022		2022 - 2021
	2023	2022	2021	Value	%	Value	%
Total operating cash cost before by‑product revenues	$4,235.0	$3,825.7	$3,357.4	$409.3	10.7%	$468.3	13.9%
Total by‑product revenues	$(2,243.8)	$(2,355.8)	$(1,997.7)	$112.0	(4.8)%	(358.1)	17.9%
Total operating cash cost net of by‑product revenues	$1,991.2	$1,469.9	$1,359.7	$521.3	35.5%	$110.2	8.1%
Total pounds of copper produced(2)	1,935.4	1,894.7	2,041.7	40.7	2.1%	(147.0)	(7.2)%
Operating cash cost per pound before by‑product revenues	$2.19	$2.02	$1.64	$0.17	8.4%	$0.38	22.8%
By‑products per pound revenues	$(1.16)	$(1.24)	$(0.97)	$0.08	(6.8)%	$(0.27)	27.1%
Operating cash cost per pound net of by‑product revenues	$1.03	$0.78	$0.67	$0.25	32.6%	$0.11	16.5%
(1)	These are non-GAAP measures, see page 119 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

2023 compared to 2022:

As seen in the table above, our per pound cash cost before by-product revenues in 2023 was 8.4% higher than the figure in 2022. This result was mainly attributable to an increase in production costs. Our cash cost per pound net of by-product revenues for 2023 was 32.6% above the figure for the same period of 2022 and was mainly attributable to an increase in the production cost of 16.2 cents per pound and a reduction of 8 cents in by-product revenue credits.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metals prices. For instance, during the period from January 2014 through December 2023, the London Metal Exchange (LME) copper settlement price varied from a low of $1.96 per pound in 2016 to a record high of $4.87 per pound in 2022, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.30 per pound in 2015 to a high of $38.50 per pound in 2023. Metal prices historically have been subject to wide fluctuations and are affected by numerous factors beyond our control, as described further in Item 1A Risk Factors. These factors, which affect each commodity to varying degrees, include international economic and political conditions, levels of supply and demand, the availability and cost of substitutes, inventory levels maintained by producers and others and, to a lesser degree, inventory carrying costs and currency exchange rates. In addition, the market prices of certain metals have on occasion been subject to rapid short-term changes due to economic concerns and financial investments.

For 2024, assuming that expected metal production and sales are achieved; 2023 tax rates are unchanged and giving no effects relative to potential hedging programs, metal price sensitivity factors indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$122.0	$34.0	$21.3	$13.3

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

Capital Investment Program: We made capital investments of $1,008.6 million in 2023 and $948.5 million in 2022. In general, the capital investments and projects described below are intended to increase production, decrease costs or address social and environmental commitments.

The table below contains information on our capital investments for the three years ended December 31, 2023 (in millions):

	2023	2022	2021
Peruvian projects:
Toquepala expansion project	$5.8	$6.6	$21.8
Quebrada Honda dam expansion	8.4	20.3	86.3
Relocation of facilities at Toquepala	0.9	6.3	23.8
HPGR optimization at Cuajone	54.2	35.4	0.9
Fresh water pipeline replacement at Suches	0.9	10.6	6.2
Tailings disposal—Quebrada Honda dam	(2.2)	1.5	0.8
Maintenance workshops at Toquepala concentrator	9.7	21.9	6.3
Quebrada Honda filter plant	16.1	18.3	2.1
Maintenance workshops at Cuajone	17.2	4.2	0.9
Other projects	15.6	25.4	25.3
Sub‑total projects	126.6	150.5	174.4
Maintenance and replacement	193.1	196.3	150.6
Net change in capital expenditures incurred but not yet paid	3.0	8.2	(4.1)
Total Peruvian expenditures	322.7	355.0	320.9
Mexican projects:
New Buenavista concentrator	12.3	15.0	18.9
Buenavista Zinc project	66.5	99.8	126.1
Pilares Mine	33.5	29.6	30.9
Expansion of mine pit at Buenavista	17.3	11.3	24.6
Lime plant - Sonora	9.7	19.3	30.7
MexCobre - Bella Union Mine	56.4	—	—
IMMSA - Mine development	39.4	33.6	11.0
Project MexArco	23.4	22.6	8.6
Shooting rehabilitation San Fernando	8.3	7.2	5.2
New tailing disposal deposit at Buenavista mine	65.6	27.3	59.7
Over elevation of tailings deposit N° 7 at La Caridad mine	5.8	2.8	1.4
San Martin mine restoration	0.7	1.6	20.7
Other projects	112.1	113.3	37.9
Sub‑total projects	451.0	383.4	375.7
Maintenance and replacement	235.4	212.2	184.0
Net change in capital expenditures incurred but not yet paid	(0.5)	(2.1)	11.7
Total Mexican expenditures	685.9	593.5	571.4
Total capital investments	$1,008.6	$948.5	$892.3

In 2024, we plan to invest $1,103.7 million in capital projects. In addition to our ongoing capital maintenance and replacement spending, our principal capital programs include the following:

Projects in Mexico:

Buenavista Zinc - Sonora: This project is located within the Buenavista deposit, where we have built a new concentrator plant. This facility has a production capacity of 100,000 tonnes of zinc and 20,000 tonnes of copper per year. When operating, the concentrator will double the Company’s zinc production capacity and will provide more than 2,000 jobs on the operating front.

Project update: the capital budget for the project is $439 million, most of which has already been invested. Progress is 99%; we have initiated the commissioning process. The ramping up of the plant began in the first quarter of 2024 after technical adjustments to the concentrator. We expect to produce 54,500 tonnes of zinc and 11,900 tonnes of copper in 2024 and an average of 90,200 tonnes of zinc and 20,700 of copper per year in the next five years.

Pilares - Sonora: Located six kilometers from La Caridad, this is currently an open-pit mine operation with an annual production capacity of 35,000 tonnes of copper in concentrate. This project will significantly improve the overall mineral ore grade (considering the 0.78% expected from Pilares with 0.29% from La Caridad).

Project update: The budget for Pilares is $176 million, of which $145 million has been invested. Pilares is fully integrated in our operations and is delivering copper ore to the La Caridad concentrator according to plans. Consequently, this will be the last time that we report on Pilares as a project.

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

Project update: The results from experimental pads in the leaching process have confirmed adequate levels of copper recovery and we are evaluating different options to drive optimization. The basic engineering study has been completed and the Company is engaging in project development and onsite environmental activities. Project engineering is being developed by an external engineering and technology company. Mine life is estimated at 13 years.

Projects in Peru:

Quebrada Honda dam expansion – Tacna: This project aims to enlarge the main and lateral dams in Quebrada Honda and includes the relocation and repowered of some facilities due to dam growth and implementation of other facilities for water recovery, among other factors. As of December 31, 2023, the drainage works and removal of Eolic material for the main and lateral dam, as well as complementary operational works had been completed. We have also installed two cyclone nests for the main dam, which are currently operating. Additionally, purchases are pending for equipment for tailings hauling. We intend to build administrative facilities down the line. This project has a total budget of $165.0 million, of which we have invested $152.3 million as of December 31, 2023.

Tia Maria - Arequipa: This greenfield project, located in Arequipa, Peru, will use state of the art SX-EW technology with the highest international environmental standards to produce 120,000 tonnes of SX- EW copper cathodes per year. The estimated capital budget for the project is $1.4 billion.

The Company has been consistently working to promote the welfare of the population of the Islay province. As part of these efforts, we have implemented successful social programs in education, healthcare and productive development to improve the quality-of-life in the region. We have also promoted agricultural and livestock activities in the Tambo Valley and supported growth in manufacturing, fishing and tourism in Islay.

We reiterate our view that the initiation of construction activities at Tia Maria will generate significant economic opportunities for the Islay province and the Arequipa region. Given the current Peruvian economic situation, it is crucial to move ahead on projects that will stimulate a sustainable growth cycle. We expect to begin the construction phase of the project in the near future. We will make it a priority to hire local labor to fill the 9,000 jobs that we expect to generate during Tia Maria’s construction. Additionally, from day one of our operations, we will generate significant contributions to revenues in the Arequipa region.

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

Project update: The Company has completed the environmental baseline study for the mine, concentrator and industrial facilities and will proceed to submit the Environmental Impact Statement (Manifestacion de Impacto Ambiental “MIA”) to the Secretary of Environment and Natural Resources “SEMARNAT” to request the respective environmental impact permits. The Company is currently preparing studies for the port, power lines, townsites and auxiliary facilities.

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

Project update: In a coordinated effort with the Peruvian authorities the Company has made significant progress in eradicating illegal mining activities at our concession. Once this process is completed, we will restart environmental impact assessment; conduct a diamond drilling campaign for 40,000 meters; and initiate hydrogeological and geotechnical studies to gather additional information on the characteristics of the Los Chancas deposit.

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

Project update: As of December 31, 2023, we had drilled 63,000 meters and obtained 20,137 core samples for chemichal analysis. Geological modeling, cross section interpretation, and drilling logging are currently underway. For 2024, the Company expects to complete the diamond drilling program; geological modeling; and resource evaluation. We will also begin hydrogeological and geotechnical studies and assess the results of metallurgical testing at the deposit.

The Company continues working with the Michiquillay and La Encañada communities following the guidelines of the social agreements signed with them.

The above information is based on estimates only. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”) PRACTICES

Our Special ESG Committee, named in 2022, has continued to roll out efforts to implement and promote best ESG practices at the Company.

In April 2023, Grupo Mexico issued its 2022 Sustainability Development Annual Report, which includes detailed information about Southern Copper’s efforts on the social, environmental, and corporate governance fronts. To provide more clarity regarding Southern Copper's performance on ESG issues, we have published a supplement to the 2022

Sustainable Development Report and have also incorporated new topics on our sustainable development web-page to address biodiversity, our people, human rights and the supply chain.

In 2023, we continued to make progress in our sustainability ratings. The results registered by S&P Global in its Corporate Sustainability Assessment (CSA) indicate that Southern Copper Corporation had achieved a place among the top 10% of performers in the mining sector with a rating that exceeded the industry average by 100%. These results reflect our ongoing commitment to improving our sustainability practices and maintaining the Company's inclusion in the Dow Jones Sustainability Index (DJSI) for the Latin American region. This year marks our fifth consecutive year in the DJSI. In 2023, SCC achieved some of the highest scores in the sector for key CSA indicators, including transparency and disclosure, occupational safety and health, operations closure, and human capital development.

We obtained a score of 90 out of 100 on CSA’s climate governance index. This attests to the progress the Company has made in this area. Additionally, we achieved a score of 100 in the Task Force on Climate-Related Disclosures (TCDF) category, which focuses on management and disclosure of financial risks and opportunities related to climate change. Additionally, the investor-led Climate Action 100+ initiative recognized our efforts to develop an emissions reduction roadmap and awarded us a full compliance rating in the Task Force on Climate-Related Financial Disclosures (TCFD) category. Furthermore, the rating agency Sustainalytics reduced the Company's risk by two levels between 2020 and 2023.

Regarding  the Climate Disclosure Project (CDP), we maintained a B score for the “Climate change” and “Water security” questionnaires. At the behest of our investors, we expanded our responses to include the “Forests” questionnaire, however as of the date of publication of this report, the score was not available.

The implementation and promotion of best practices has helped SCC secure and maintain a place on the S&P/BVL Peru General ESG Sustainability Index of the Stock Exchange of Lima.

HEALTH AND SAFETY

The health and safety of our employees is our priority. Therefore, respecting human rights and preserving the health, safety and wellbeing of our employees and contractors constitute core values at SCC and are embedded in all of our activities. Safety at work is of paramount importance to SCC and is everyone’s responsibility. All employees are aware of this fact and are expected to follow policies and procedures to ensure physical integrity and preserve our installations. Please consult Grupo Mexico Sustainability Report at https://www.gmexico.com/en/Pages/development.aspx for further information on SCC’s performance with regard to health and safety.

In 2023, our unit in Ilo, located in Moquegua, Peru, achieved the first place in the Smelter and Refinery category of the XXVI Concurso Nacional de Seguridad Minera (National Competition for Mining Safety) organized by Instituto de Seguridad Minera (the Institute of Mining Safety). This distinction recognizes SCC’s performance with regard to indicators of our employees’ occupational safety and health and is a reflection of our on-going commitment to ensuring the sustainability of our operations.

Additionally, our Buenavista del Cobre unit in Sonora received “Safe and Healthy Work Environments” (“ELSSA”) recognition from the Mexican government after successfully passing an audit conducted by the Mexican Social Security Institute. All of our other Mexican units also hold this recognition, which is awarded to companies that implement effective strategies and preventive actions for occupational health and safety. We continue to make progress with our Critical Risk Registry and the performance levels of the controls in place to prevent or mitigate undesirable events have improved. To achieve this, we have involved the heads of each operating unit in the process to establish and continuously monitor controls. All results are reported to managing executives on a monthly basis to facilitate supervision and subsequent monitoring by the Board of Directors.

Regarding risk prevention and management, all of SCC’s operating units hit a milestone set in 2018 to obtain ISO 45001 for occupational health and safety management. Our efforts to prevent security risks are supported by our ISO systems and reflect our alignment with best international practices. The represents a significant step in our quest to obtain accreditation for responsible copper production in the framework of The Copper Mark certification.

We continue to make progress in the development of our Critical Risk Registry. This tool strengthens environmental and safety risk management by increasing the visibility of these components at all levels of the organization. The registry creates a knowledge base for informed decision making and ensures rigorous follow-up on controls for prevention and mitigation to avoid or respond to unwanted events.

ENVIRONMENT

Southern Copper Corporation aims to fulfill the needs of future generations by promoting development that benefits all, both today and down the line. We are committed to continuously improving our environmental performance and to promoting the adoption of the best environmental practices at our operations to contribute to the transition to a green economy. To this end, we have certified all our operations environmental management systems in ISO 14001. We are also committed to preserving and improving the environment by implementing actions to generate a positive impact on biodiversity through our operations. To fulfil this commitment, which is outlined in the Company’s Environmental Policy, we have developed action plans for biodiversity management that are aligned with the guide for Good Practice Guidance for Mining and Biodiversity published by the International Council on Mining and Metals (ICMM). We believe these plans further improve the Company’s capacity to implement effective mitigation measures and contribute to the preservation and improvement of the environment at our operations.

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

With the purpose of increasing our water efficiency, we are currently recovering about six thousand cubic meters of water per day through the new tailings filtering plant in Quebrada Honda, Peru, which is equivalent to 0.6 m3 of water per ton of tailings. With a design capacity of 10,000 tons/day and an investment to date of $27 million, this dam filter is the largest tailings processing unit of its kind in the market.

Furthermore, in order to reduce our dependency on underground water, the Company is working to identify new sources of water to use in its processes, including recycling wastewater from urban areas. This constitutes a win-win scenario that generates sanitation solution for urban areas while reducing competition for water.

In terms of biodiversity, in March 2023, the Environmental Management Unit at Buenavista del Cobre obtained certification from the Wildlife Habitat Council in recognition of our contributions to efforts to prevent the extinction of the Mexican grey wolf. Thanks to these actions, populations of this species, which was on the brink of extinction in the wild, have multiplied in their natural habitat in Mexico. Going forward, we will continue to work side-by-side with institutions and authorities to serve the common good in the regions in which we operate.

In 2023, we reforested three times the area impacted in the same period (1,437 hectares replanted versus 446 hectares impacted) and implemented works to retain 10,722 tons of soil that would have otherwise been lost to erosion in the state of Sonora, Mexico. For the third consecutive year, we have reforested an area larger than the area impacted. These actions are within the framework of our strategy to achieve zero net deforestation and generate a net positive impact on biodiversity, particularly in areas close to our operations.

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

The primary tool to ensure a responsible coexistence is our grievance mechanism for external stakeholders (Community Attention Service) that operates at 100% of our sites and gives resolution to complaints in an average of three days.

For economic development, during 2023, we trained 2,087 people in mining communities: 833 for employment, 1,145 in regional vocational and productive skills and 109 from local businesses to support the development of small and medium mining suppliers. In addition, we recorded a 97% increase in year-to-year investment in social infrastructure. In Mexico $35.9 million was allocated to these efforts, including a project that was focused on improving water infrastructure for the communities of Cananea and Nacozari for the benefit of 54,000 people. In Peru, $45.7 million was invested in social infrastructure, including the progress in building the wastewater treatment plant (PTAR) in Ilo.

The Company also prioritized educational infrastructure development in Peru and will invest in it upon successful previous initiatives in Moquegua and Tacna. As part of our on-going commitment, the Company is actively expanding educational infrastructure to benefit the community under the Works for Taxes modality. This effort includes setting up five high-performance schools (Colegios de Alto Rendimiento - COAR) for 1,500 students to strengthen the capacities of outstanding students in the state educational circuit. Two schools are currently under construction in the Moquegua and Tacna regions. These investments have made SCC the primary private investor in Peru in national educational infrastructure.

In Mexico, we recently renovated two community centers (called Casa Grande) in Santa Barbara, Chihuahua and Charcas, San Luis Potosi. These facilities allow us to double our capacity and improve the quality of our services. Both centers are equipped with a library, recreational area, audiovisual room, computer centers, physical activaty spaces, areas for temporary exhibits, and green spaces. We currently operate 29 community centers that provided services to 286,000 people during 2023, in Mexico and Peru, with social programs. We believe these efforts positively impact the human development and quality of life of the residents in the communities where we work.

In 2023, we served more than 900 women from communities close to our operations in Southern Peru via our Community Wellbeing Program, by which we conducted a mobile health campaign to prevent breast and uterine cancer.

Furthermore, the Youth Orchestras promoted by SCC were recognized at the Mexican Polymetallic Seminar in 2023. These orchestras support 1,646 students in Mexico and Peru. Additionally, in collaboration with the Instituto de Cultura del Estado, we held our first exhibition of the Traveling Workshop for Documentary Film at the Cineteca in the State of Sonora, Mexico. During this event, 17 original short films, which were produced by some of the 747 students from communities that participated in the workshop, were screened.

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

The Company is committed to continually improve its management performance with respect to the aforementioned issues, which is why it has initiated a multi-year process to align its disclosures on climate change with the TCFD recommendations. As a result beginning in 2020, Grupo Mexico’s Sustainable Development Report included sections on climate-related risks and opportunities, and more detailed information about new short, medium and long term Scope 1 and 2 climate targets, strategy and governance mechanisms, as well as new emissions and energy metrics informed by SASB standards. In our 2023 Sustainability Development Report, we will include Scope 3 targets and preliminary capital allocation figures on decarbonization projects. The report can be accessed at https://www.gmexico.com/en/Pages/development.aspx. We are referring our investors to Grupo Mexico's internet site for details on the aforementioned initiatives for informative purposes only. We do not intend for this internet link to be an active link or to otherwise incorporate the contents of the website into this Report on Form 10-K.

Since 2016, SCC has been participating annually in the evaluation on Climate Change of CDP and in 2022, for the first time in the evaluation of Water Security. In both questionnaires we achieved “B” result (third best score on a scale of eight levels), which is one level above the mining sector average score and the North America region overall score.

Additionally, we have participated in the sustainability evaluation carried out by S&P Global through the CSA since 2020. In climate governance, we obtained in 2023 a rating of 90 out of 100, ratifying the progress that the company has made in this area, mainly associated to the publication of our Climate Policy and the supervision of the implementation of our climate change strategy, including the management of risks and opportunities  associated with climate change by the Sustainable Development Committee at the Board level of Southern Copper Corporation. Also, we achieved a score of 100 in the TCFD category, which focuses on the management and disclosure of financial risks and opportunities related to climate change. In addition, the investor-led Climate Action 100+ initiative recognized the establishment of our emissions reduction roadmap and gave us a full compliance rating in the TCFD category.

As part of the CDP evaluation, in 2023 we calculated for the first time the increased revenues resulting from the increasing demand of copper in the medium and in the long term, partly as a result of the energy transition. The International Copper Association (ICA) highlights that the copper industry will be essential in the transition towards a low-carbon economy, since it produces an essential metal for the manufacture of clean technologies that will be used intensively to reduce greenhouse gas emissions globally. In this context, the ICA expects the demand of copper will practically double by 2050. For this reason, we consider our business activities as the main transition opportunity for SCC, as copper sales will translate into greater development for the sector and our company.

In 2024, we will continue to identify further financial impacts related to the climate risks and opportunities that our company will face in the future.

HUMAN RIGHTS

At SCC we are committed to enforcing the United Nations Guiding Principles on Business and Human Rights. We have a series of policies and procedures that serve as a guide to all employees and suppliers: General Human Rights Policy; Policy of Respect for the Rights of Indigenous Peoples and Communities; Diversity, Inclusion and Non-Discrimination, No Workplace or Sexual Harassment Policy; and the Code of Conduct for Suppliers, Contractors and Relevant Business Partners, which includes several sections related to human rights.

The company has a human rights’ due diligence process in place to identify, prevent, mitigate or remediate adverse impacts on the human rights of communities. In the Mining and Infrastructure divisions, this process has three main components:

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

SCC also has a human rights’ due diligence process in place to protect the rights of employees (both the Company’s and those of contractors). The work climate surveys, Complaint Hotlines and the due diligence process of suppliers are tools that enable the Company to comply with the commitments included in the General Human Rights Policy. We are currently implementing a Diversity and Inclusion Strategic Plan, which focuses primarily on capacity building; communication campaigns; revision of human resources processes to promote greater participation and retention of women; and physical changes to working areas to address women’s needs.

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

Asset Impairments: We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle. We are currently using an average copper price of $2.20 per pound and an average molybdenum price of $5.00 per pound, which reflect what we believe, for impairment test purposes, is the lower range of the current price environment. The results of our impairment sensitivity analysis, which included a stress test using a copper price assumption of $2.00 per pound and a molybdenum price assumption of $4.00 per pound, showed projected discounted cash flows in excess of the carrying amounts of long-lived assets by margins ranging from 1.7 to 4.3 times such carrying amount.

We use an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life to measure whether the assets are recoverable and measure any impairment compared to fair value.

Leases: The Company has concluded that all of its existing lease contracts are operating lease contracts. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation by the Company to make lease payments that arise from the lease. Lease right-of-use assets and liabilities are recognized at the inception date based on the present value of lease payments over the lease term. As the Company’s lease contracts do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the inception date to determine the present value of lease payments.

RESULTS OF OPERATIONS

The following table highlights key financial results for each of the years in the three-year period ended December 31, 2023 (in millions):

				Variance

Statement of Earnings Data	2023	2022	2021	2023 - 2022	2022 - 2021
Net sales	$9,895.8	$10,047.9	$10,934.1	$(152.1)	$(886.2)
Operating costs and expenses	(5,703.5)	(5,612.1)	(4,869.0)	(91.4)	(743.1)
Operating income	4,192.3	4,435.8	6,065.1	(243.5)	(1,629.3)
Non‑operating income (expense)	(236.5)	(188.0)	(368.3)	(48.5)	180.3
Income before income taxes	3,955.8	4,247.8	5,696.8	(292.0)	(1,449.0)
Income taxes	(1,578.0)	(1,477.5)	(2,425.5)	(100.5)	948.0
Deferred income taxes	59.1	(118.6)	126.3	177.7	(244.9)
Equity earnings of affiliate	(2.2)	(3.7)	13.6	1.5	(17.3)
Net income attributable to non‑controlling interest	(9.5)	(9.5)	(14.1)	—	4.6
Net income attributable to SCC	$2,425.2	$2,638.5	$3,397.1	$(213.3)	$(758.6)

NET SALES

2023-2022: Net sales in 2023 totaled $9,895.8 million, which represents a slight decrease compared to 2022 net sales of $10,047.9 million. This decrease was driven by lower copper (-3.8% - LME) and zinc (-24.1%) prices, along with a reduction in the sales volumes of silver (-4.3%) and zinc (-1.4%). This impact was partially offset by increased sales volumes for copper (+2.2%) and molybdenum (+2.3%) and by better prices for molybdenum (+27.5%) and silver (+7.6%). Net sales in 2023 were adversely affected by downward adjustments of $406.0 million arising from provisionally priced sales due to decreases in metal prices.

The table below outlines the average published market metals prices for our metals for each of the three years in the three-year period ended December 31, 2023:

				% Variance
	2023	2022	2021	2023 - 2022	2022 - 2021
Copper price ($per pound—LME)	$3.85	$4.00	$4.23	(3.8)%	(5.4)%
Copper price ($per pound—COMEX)	$3.86	$4.01	$4.24	(3.7)%	(5.4)%
Molybdenum price ($per pound)(1)	$23.73	$18.61	$15.51	27.5%	20.0%
Zinc price ($per pound—LME)	$1.20	$1.58	$1.36	(24.1)%	16.2%
Silver price ($per ounce—COMEX)	$23.41	$21.76	$25.18	7.6%	(13.6)%
(1)	Platt’s Metals Week Dealer Oxide.

The table below provides our metal sales as a percentage of our total net sales:

	Year Ended
	December 31,
Sales as a percentage of total net sales	2023	2022	2021
Copper	76.7%	75.0%	80.7%
Molybdenum	11.4%	11.9%	9.6%
Silver	4.2%	4.0%	4.3%
Zinc	3.0%	3.7%	2.7%
Other by‑products	4.7%	5.4%	2.7%
Total	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product (in million pounds). The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

				Variance
Copper Sales (million pounds)	2023	2022	2021	2023 - 2022	2022 - 2021
Refined (including SX‑EW)	1,064.1	1,046.7	893.4	17.4	153.3
Rod	338.0	411.5	470.3	(73.5)	(58.8)
Concentrates and other	559.7	462.2	689.2	97.5	(227.0)
Total	1,961.8	1,920.4	2,052.9	41.4	(132.5)

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume:

	Year ended December 31,
Copper Sales by product type	2023	2022	2021
Refined (including SX‑EW)	54.2%	54.5%	43.5%
Rod	17.2%	21.4%	22.9%
Concentrates and other	28.5%	24.1%	33.6%
Total	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components for the three years ended 2023 as a percentage of total production cost:

	Year ended December 31,
	2023	2022	2021
Power	13.3%	16.7%	17.1%
Labor	11.6%	10.8%	13.4%
Fuel	15.7%	16.8%	14.4%
Maintenance	21.4%	19.6%	20.1%
Operating material	19.6%	20.1%	17.2%
Other	18.4%	16.0%	17.8%
Total	100.0%	100.0%	100.0%

2023-2022: Operating costs and expenses in 2023 increased $91.4 million, compared to 2022, primarily due to:

Operating cost and expenses for 2022 ($ in millions)			$5,612.1
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		159.5
	- Repairing materials, principally heavy equipment spare parts	126.6
	- Labor costs	62.7
	- Operating contractors	60.6
	- Inventory variance	36.8
	- Sales expenses	36.0
	- Fuel	27.7
	- Water	26.3
	- Workers participation	(123.1)
	- Energy costs	(73.2)
	- Natural gas	(17.6)
	- Other net	(3.3)
•	Increase in depreciation, amortization and depletion expense.		37.3
•	Increase in exploration expense.		13.3
•	Increase in selling, general and administrative expenses.		2.2
Less:
•	Decrease in volume and cost of metals purchased from third parties.		(120.9)
Operating cost and expenses for 2023 ($ in millions)			$5,703.5

				Variance
NON‑OPERATING INCOME (EXPENSE)	2023	2022	2021	2023 - 2022	2022 - 2021
Interest expense	$(376.3)	$(387.1)	$(387.9)	$10.8	$0.8
Capitalized interest	49.6	47.0	30.8	2.6	16.2
Other income (expense)	3.6	117.1	(18.4)	(113.5)	135.5
Interest income	86.6	35.0	7.2	51.6	27.8
Total non‑operating income (expense)	$(236.5)	$(188.0)	$(368.3)	$(48.5)	$180.3

2023-2022: Non-operating income and expense were a net expense of $236.5 million in 2023, compared to a net expense of $188.0 million in 2022. The $48.5 million increase in net expense in 2023 was mainly due to:

●	$113.5 million decrease in other income, net, which includes a $78.8 million drop in insurance recovery in Mexico, $16.1 million in derecognized assets in Mexico and an insurance recovery from Carla Lacey, which was received in 2022. This was partially offset by
●	$13.4 million decrease in interest expense net of capitalized interest and
●	$51.6 million increase in interest income.

Income taxes

	Year Ended
	December 31,
	2023	2022	2021
Provision for income taxes ($ in millions)	$1,518.9	$1,596.1	$2,299.2
Effective income tax rate	38.4%	37.6%	40.4%

The income tax provision includes Peruvian, Mexican and U.S. federal income taxes.

Components of income tax provision for 2023, 2022 and 2021 include the following ($ in millions):

	2023	2022	2021
Statutory income tax provision	$1,284.0	$1,361.6	$1,874.6
Peruvian royalty	44.6	35.8	97.8
Mexican royalty	118.6	142.3	212.8
Peruvian special mining tax	71.7	56.4	114.0
Total income tax provision	$1,518.9	$1,596.1	$2,299.2

The increase in the effective income tax rate in 2023 compared to the same period in 2022 was primarily attributable to uncertain tax positions recorded in the U.S., Peruvian and Mexican jurisdictions.

Equity earnings of affiliate

In 2023, 2022 and 2021 we recognized $(2.2) million, $(3.7) million and $13.6 million in equity earnings, respectively, which were associated with our 44.2% interest in the Tantahuatay mine.

Net Income attributable to the non-controlling interest

Net income attributable to the non-controlling interest in 2023 and in 2022 was $9.5 million, while in 2021, it was $14.1 million in 2021.

Net Income attributable to SCC

Our net income attributable to SCC in 2023 was $2,425.2 million, compared to $2,638.5 million in 2022. The decrease in net income attributable to SCC in 2023 was mainly fueled by a drop in copper prices.

SEGMENT RESULTS ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations. Please see a detailed definition of these segments in Item 1 “Business—Business Reporting Segments.”

The following table presents the volume of sales by segment of copper and our significant by-products for each of the years in the three-year period ended December 31, 2023:

				Variance
Copper Sales (million pounds)	2023	2022	2021	2023 - 2022	2022 - 2021
Peruvian operations	805.8	792.8	859.8	13.0	(67.0)
Mexican open‑pit	1,151.5	1,166.3	1,189.6	(14.8)	(23.3)
Mexican IMMSA unit	26.3	25.0	24.3	1.3	0.7
Other and intersegment elimination	(21.8)	(63.7)	(20.8)	41.9	(42.9)
Total copper sales	1,961.8	1,920.4	2,052.9	41.4	(132.5)

				Variance
By‑product Sales (million pounds, except silver—million ounces)	2023	2022	2021	2023 - 2022	2022 - 2021
Peruvian operations:
Molybdenum contained in concentrate	22.1	25.0	32.8	(2.9)	(7.8)
Silver	4.4	4.5	5.6	(0.1)	(1.1)
Mexican open‑pit operations:
Molybdenum contained in concentrate	37.2	32.9	34.0	4.3	(1.1)
Silver	9.9	11.2	10.0	(1.3)	1.2
IMMSA unit
Zinc‑refined and in concentrate	219.7	223.0	201.9	(3.3)	21.1
Silver	6.9	6.4	6.2	0.5	0.2
Other and intersegment elimination
Silver	(3.2)	(3.3)	(2.6)	0.1	(0.7)
Total by‑product sales
Molybdenum contained in concentrate	59.3	57.9	66.8	1.4	(8.9)
Zinc‑refined and in concentrate	219.7	223.0	201.9	(3.3)	21.1
Silver	18.0	18.8	19.2	(0.8)	(0.4)

Peruvian Open-pit Operations:

				Variance
	2023	2022	2021	2023 - 2022	2022 - 2021
Net sales	$3,854.3	$3,908.5	$4,370.8	$(54.2)	$(462.3)
Operating costs and expenses	(2,380.9)	(2,440.7)	(2,037.6)	59.8	(403.1)
Operating income	$1,473.4	$1,467.8	$2,333.2	$5.6	$(865.4)

Net sales:

2023-2022: Net sales in 2023 fell $54.2 million versus the figure in 2022. This decrease was primarily influenced by a reduction in copper prices (-3.8% - LME) and lower sales volumes for molybdenum (-11.5%) and silver (-3.3%). The impact of these factors was partially mitigated by an uptick in sales volumes for copper (+1.6%) and higher prices for molybdenum (+27.5%) and silver (+7.6%). Net sales in 2023 were also adversely affected by an annual accounting adjustment of $185.2 million, which reflects the impact of lower metal prices on sales.

Operating costs and expenses:

2023-2022: Operating costs and expenses in 2023 decreased by $59.8 million compared to 2022, which was primarily due to:

Operating costs and expenses for 2022 ($ in millions)			$2,440.7
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to:		106.4
	- Repairing materials	77.7
	- Reagents	20.1
	- Operations contractors	19.1
	- Labor costs	17.6
	- Energy	13.9
	- Sales expenses	12.1
	- Other net	3.6
	- Exchange rate variance	(30.6)
	- Fuel	(27.1)
•	Increase in depreciation, amortization and depletion expense.		17.0
•	Increase in exploration expenses.		10.6
Less:
•	Decrease in cost of metals purchased from third parties.		(193.0)
•	Decrease in selling, general and administrative expenses.		(0.8)
Operating costs and expenses for 2023 ($ in millions)			$2,380.9

Mexican Open-pit Operations:

				Variance
	2023	2022	2021	2023 - 2022	2022 - 2021
Net sales	$5,562.3	$5,772.6	$6,109.0	$(210.3)	$(336.4)
Operating costs and expenses	(2,787.5)	(2,817.9)	(2,411.2)	30.4	(406.7)
Operating income	$2,774.8	$2,954.7	$3,697.8	$(179.9)	$(743.1)

Net sales:

2023-2022: Net sales in 2023 dropped $210.3 million compared to the figure reported at the end of 2022. This decrease was primarily driven by reduced sales volumes for copper (-1.3%) and silver (-11.2%), as well as a decrease in copper prices (-3.8% – LME). However, this impact was partially offset by increased sales volumes for molybdenum (+12.8%) and higher prices for both molybdenum (+27.5%) and silver (+7.6%). In addition, the net sales in 2023 were adversely affected by an annual accounting adjustment of $220.8 million, reflecting the impact of lower metal prices on sales.

Operating costs and expenses:

2023-2022: Operating costs and expenses in 2023 decreased by $30.4 million compared to 2022, which was mainly attributable to:

Operating costs and expenses for 2022 ($ in millions)			$2,817.9
Less:
•	Decrease in cost and volume of metals purchased from third parties.		(29.8)
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to:		(17.0)
	- Workers participation	(116.4)
	- Energy	(96.1)
	- Leachable material	(47.4)
	- Fuel	52.4
	- Repairing materials	43.0
	- Inventory variance	33.1
	- Operations contractors	29.6
	- Labor	25.7
	- Water	25.3
	- Sales expenses	21.6
	- Other net	12.2
Plus:
•	Increase in depreciation, amortization and depletion expense.		9.1
•	Increase in selling, general and administrative expenses.		4.2
•	Increase in exploration expenses.		3.1
Operating costs and expenses for 2023 ($ in millions)			$2,787.5

IMMSA unit:

				Variance
	2023	2022	2021	2023 - 2022	2022 - 2021
Net sales	$630.8	$666.5	$600.2	$(35.7)	$66.3
Operating costs and expenses	(635.0)	(605.9)	(511.4)	(29.1)	(94.5)
Operating income	$(4.2)	$60.6	$88.8	$(64.8)	$(28.2)

Net sales:

2023-2022: Net sales in 2023 dropped $35.7 million versus the figure in 2022. This evolution was primarily fueled by lower prices for zinc (-24.1%) and copper (-3.8% - LME) and reduced sales volumes of zinc (-1.4%). The aforementioned was partially offset by higher prices for silver (+7.6%) and sales volumes for copper (+5.0%) and silver (+6.6%).

Operating costs and expenses:

2023-2022: Operating costs and expenses in 2023 increased by $29.1 million compared to 2022; this was principally due to:

Operating costs and expenses for 2022 ($ in millions)			$605.9
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to:		58.0
	- Labor	19.4
	- Operations contractors	11.9
	- Energy	9.0
	- Inventory variance	8.8
	- Repairing materials	5.9
	- Other net	20.6
	- Workers participation	(17.6)
•	Increase in depreciation, amortization and depletion expense.		12.8
•	Increase in exploration expenses.		3.2
•	Increase in selling, general and administrative expenses.		0.2
Less:
•	Decrease in cost of metals purchased from third parties.		(45.1)
Operating costs and expenses for 2023 ($ in millions)			$635.0

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

LIQUIDITY AND CAPITAL RESOURCES

The following discussion relates to our liquidity and capital resources for each of the years in the three-year period ended December 31, 2023.

Cash Flow:

The following table shows the cash flow for the three year period ended December 31, 2023 (in millions):

				Variance
	2023	2022	2021	2023 - 2022	2022 - 2021
Net cash provided by operating activities	$3,573.1	$2,802.5	$4,292.4	$770.6	$(1,489.9)
Net cash used in investing activities	$(1,398.4)	$(666.8)	$(972.9)	$(731.6)	$306.1
Net cash used in financing activities	$(3,101.2)	$(3,011.0)	$(2,480.2)	$(90.2)	$(530.8)

Net cash provided by operating activities:

The 2023, 2022 and 2021 change in net cash from operating activities include (in millions):

				Variance
	2023	2022	2021	2023 - 2022	2022 - 2021
Net income	$2,434.7	$2,648.0	$3,411.2	$(213.3)	$(763.2)
Depreciation, amortization and depletion	833.6	796.3	806.0	37.3	(9.7)
Provision for deferred income taxes	(59.1)	118.6	(126.3)	(177.7)	244.9
Loss on foreign currency transaction effect	10.4	41.9	(25.8)	(31.5)	67.7
Other adjustments to net income	17.4	21.5	18.7	(4.1)	2.8
Operating assets and liabilities	310.0	(840.2)	190.7	1,150.2	(1,030.9)
Net cash provided by operating activities	$3,547.0	$2,786.1	$4,274.5	$760.9	$(1,488.4)

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts and changes in operating assets and liabilities.

2023: Net income was $2,434.7 million, which represented 68.6% of the net operating cash flow.

Changes in operating assets and liabilities increased cash flow by $310.0 million due the following variances:

●	$253.0 million decrease in trade accounts receivable, principally at our Mexican operations.
●	$152.1 million increase in accounts payable and accrued liabilities, which was mainly driven by an increase in accrued income taxes at our Peruvian operations.
●	$(60.4) million net increase in inventory; principally at our Mexican operations.
●	$(34.7) million increase in other operating assets and liabilities, net.

Net cash used in investing activities:

2023: Net cash used for investing activities in 2023 included $1,008.6 million for capital investments. This included $685.9 million of investments at our Mexican operations and $322.7 million at our Peruvian operations. For further information, please see “Capital Investment Program” under this Item on page 99.

The 2023 investing activities also included net purchases of short-term investments of $391.0 million.

2022: Net cash used for investing activities in 2022 included $948.5 million for capital investments. This included $593.5 million of investments at our Mexican operations and $355.0 million at our Peruvian operations. For further information, please see “Capital Investment Program” under this Item on page 99.

The 2022 investing activities also included net sales of short-term investments of $278.5 million.

Net cash used in financing activities:

2023: Net cash used in financing activities in 2023 was $3,101.2 million and included a dividend distribution of $3,092.4 million.

2022: Net cash used in financing activities in 2022 was $3,011.0 million and included a dividend distribution of $2,705.8 million; as well as a debt repayment of $300 million.

Other Liquidity Considerations

We expect that we will meet our cash requirements for 2024 and beyond from cash on hand and internally generated funds. In addition, we believe that we will be able to access additional external financing on reasonable terms, if required.

As of December 31, 2023, $512.2 million of the Company´s total cash, cash equivalents and short-term investments of $1,750.8 million were held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. Earnings of the Company’s Peruvian branch are not subject to transition taxes since they are taxed in the United States on a current basis.

Dividend: On January 25, 2024, the BOD authorized a dividend of $0.80 per share paid on February 29, 2024, to shareholders of record at the close of business on February 13, 2024.

FINANCING

Our total debt at December 31, 2023 was $ 6,254.6 million, compared to $6,251.2 million at December 31, 2022, net of the unamortized discount and issuance costs of notes issued under par for $96.5 million and $100.0 million as of December 31, 2023 and 2022 respectively. This debt is all denominated in dollars at fixed interest rates, weighed at 5.82%.

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

CONTRACTUAL AND OTHER OBLIGATIONS

As of December 31, 2023, our most significant contractual obligations include interest and principal on debt, workers’ participation, pension and post-retirement obligations, payments for operating leases, asset retirement obligations, and commitments for purchasing energy and for capital investment projects.

Interest on debt is calculated at rates in effect at December 31, 2023. As all our debt is at fixed rates, future expenditures will not change due to rate changes. Please refer to Note 11 “Financing” of the consolidated financial statements for a description of our long-term debt arrangements and credit facilities.

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

Our long-term estimated power costs are subject to change as energy generation costs change and our forecasted power requirements through the life of the agreements change. In addition, as of December 31, 2023, the Company has committed approximately $348.2 million for the development of its capital investment projects. These include committed purchase orders and executed contracts for our Mexican projects and for our Peruvian expansion projects.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 96) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound in the table below:

	2023		2022		2021

		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$4,687.7	$2.42	$4,649.1	$2.45	$3,894.4	$1.90
Add:
Selling, general and administrative	127.2	0.07	125.0	0.07	125.2	0.06
Sales premiums, net of treatment and refining charges	(7.7)	(0.00)	(21.0)	(0.01)	(25.6)	(0.01)
Less:
Workers’ participation	(253.2)	(0.13)	(282.9)	(0.15)	(267.2)	(0.13)
Cost of metals purchased from third parties	(195.8)	(0.10)	(316.8)	(0.17)	(225.8)	(0.11)
Royalty charge and other, net	(116.7)	(0.06)	(300.9)	(0.16)	(158.6)	(0.08)
Inventory change	(6.5)	(0.00)	(26.8)	(0.01)	15.0	0.01
Operating Cash Cost before by‑product revenues	$4,235.0	$2.19	$3,825.7	$2.02	$3,357.4	$1.64
Add:
By‑product revenues(1)	(2,194.0)	(1.13)	(2,327.2)	(1.22)	(1,974.8)	(0.96)
Net revenue on sale of metal purchased from third parties	(49.8)	(0.03)	(28.6)	(0.02)	(22.9)	(0.01)
Total by‑product revenues	(2,243.8)	(1.16)	(2,355.8)	(1.24)	(1,997.7)	(0.97)

Operating Cash Cost net of by‑product revenues	1,991.2	1.03	1,469.9	0.78	1,359.7	0.67

Total pounds of copper produced (in millions)	1,935.4		1,894.7		2,041.7
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	2023		2022		2021

		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(1,129.7)	$(0.58)	$(1,192.7)	$(0.63)	$(1,053.1)	$(0.51)
Silver	(390.6)	(0.20)	(370.5)	(0.20)	(445.3)	(0.22)
Zinc	(226.0)	(0.12)	(242.9)	(0.13)	(196.9)	(0.10)
Sulfuric Acid	(318.4)	(0.17)	(395.8)	(0.21)	(164.6)	(0.08)
Gold	(77.4)	(0.04)	(81.0)	(0.04)	(67.5)	(0.03)
Other	(51.9)	(0.03)	(44.3)	(0.01)	(47.4)	(0.02)
Total	$(2,194.0)	$(1.13)	$(2,327.2)	$(1.22)	$(1,974.8)	$(0.96)

The by-product revenue presented does not match with the sales value reported by segment on page 175 because the above table excludes purchases from third parties, which are reclassified to net revenue on sale of metal purchased from third parties.

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

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Given that our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances for the three years ended December 31, 2023 are provided in the table below:

	Year Ended
	December 31,
	2023	2022	2021
Peru:
Peruvian inflation rate	3.2%	8.5%	6.4%

Initial exchange rate	3.820	3.998	3.624
Closing exchange rate	3.713	3.820	3.998
Appreciation/(devaluation)	2.8%	4.5%	(10.3)%

Mexico:
Mexican inflation rate	4.7%	7.8%	7.4%

Initial exchange rate	19.362	20.584	19.949
Closing exchange rate	16.894	19.362	20.584
Appreciation/(devaluation)	12.7%	5.9%	(3.2)%

Change in monetary position:

Assuming an exchange rate variance of 10% at December 31, 2023, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$18.3
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(22.3)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(22.5)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$27.5

The net monetary position is net of those assets and liabilities that are sol or peso denominated as of December 31, 2023.

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

Cash Flow Hedges of Natural Gas

In the third quarter of 2021, the Company acquired two derivative instruments that became effective in November 2021 and expired in March 2022. The Company’s objective in using natural gas derivatives was to protect the stability of natural gas costs and manage exposure to natural gas price increases. The Company assessed these derivative instruments as Cash Flow Hedges. As such, the effective portions of said hedges were recorded as earnings in the same period or periods in which the hedged transaction affected earnings. The Company did not identify any ineffective portions of these derivatives. As of December 31, 2023, the Company held no derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, changes in stockholders´ equity, and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Ore stockpiles on Leach Pads – Capitalization of costs attributable to leachable material - Refer to Note 4 to the consolidated financial statements

Critical Audit Matter Description

The Company has Ore stockpiles on leach pads related to the capitalization of costs attributable to leachable material mainly from the Mexican operations presented as part of the current inventory and as part of the non-current assets.

The capitalization of costs in the inventory of Ore stockpiles in leach pads is based on the allocation of copper content recoverable between ore and leach material. The Company used the copper content grade, the solubility index and the recovery rate when determining the allocation of costs to be capitalized related to leachable material. The leachable material inventory determined could be misstated if the copper content grade, the solubility index and the recovery rate used by the Company does not correspond to the actual results obtained from the laboratories and engineering studies.

We identified the capitalization of costs attributable to leachable material from Mexican operations as a critical audit matter because of the complexity of the process and judgments made by management to support its assertion that these capitalized costs are probable of recovery. Addressing this matter required a high degree of auditor judgement and significant audit effort, which includes the involvement of our technical specialists in evaluating whether the audit evidence obtained supports management’s assertion that these costs are probable of future recovery.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s assertions that extraction and production costs are capitalized in the appropriate amounts included the following, among others:

●	We obtained an understanding and evaluated the Company’s methodology for determining the productions costs capitalized and the estimates of recoverable mineral content contained in the leaching material deposited in the leaching pads.
●	We tested the effectiveness of controls over management’s review of the copper content grade, the solubility index and the recovery rate used to determine the monthly average rate to be used in the calculation, which included an evaluation of the competence, objectivity and authority of the personnel involved and management’s experts in the determination of the copper content grade, the solubility index and the recovery rate; the identification of costs to be capitalized as part of the leaching process; and reconciliations of mineral received for the leaching process.
●	We tested the effectiveness of general IT controls for the relevant systems identified that process information that is considered significant in the calculation of the Company’s estimate.
●	We independently recalculated the monthly average copper content grade and the monthly average solubility index to obtain the reasonability of the inputs used in the estimate.
●	We involved technical specialists to evaluate the methodology and inputs used by the Company to determine the recoverability of copper from the leach pads and challenge, from a technical perspective, if the balance as of December 31, 2023 represents copper that will be recovered as estimated by the Company. Such involvement also consisted in site visits to the Mexican mining operations where ore stockpiles on leach pads existed.

Galaz, Yamazaki, Ruiz Urquiza, S.C.

Member of Deloitte Touche Tohmatsu Limited

/s/ PAULINA RAMOS RAMIREZ
C.P.C. Paulina Ramos Ramirez
Mexico City, Mexico
February 29, 2024
We have served as the Company’s auditor since 2009

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, (in millions, except for per share amounts)	2023	2022	2021

Net sales (including sales to related parties, see note 18)	$9,895.8	$10,047.9	$10,934.1
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	4,687.7	4,649.1	3,894.4
Selling, general and administrative	127.2	125.0	125.2
Depreciation, amortization and depletion	833.6	796.3	806.0
Exploration	55.0	41.7	43.4
Total operating costs and expenses	5,703.5	5,612.1	4,869.0

Operating income	4,192.3	4,435.8	6,065.1

Interest expense	(376.3)	(387.1)	(387.9)
Capitalized interest	49.6	47.0	30.8
Other income (expense)	3.6	117.1	(18.4)
Interest income	86.6	35.0	7.2
Income before income taxes	3,955.8	4,247.8	5,696.8
Income taxes (including royalty taxes, see Note 7)	1,578.0	1,477.5	2,425.5
Deferred income taxes	(59.1)	118.6	(126.3)
Net income before equity earnings of affiliate	2,436.9	2,651.7	3,397.6
Equity earnings of affiliate, net of income tax	(2.2)	(3.7)	13.6
Net income	2,434.7	2,648.0	3,411.2
Less: Net income attributable to the non-controlling interest	9.5	9.5	14.1
Net income attributable to SCC	$2,425.2	$2,638.5	$3,397.1

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$3.14	$3.41	$4.39

Weighted average shares outstanding-basic and diluted	773.1	773.1	773.1

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2023	2022	2021

	(in millions)
COMPREHENSIVE INCOME:
Net income and comprehensive income	$2,434.7	$2,648.0	$3,411.2
Other comprehensive income (loss) net of tax:
—Decrease (increase) in pension and other post-retirement benefits (net of income tax of $(0.4), $(0.2) and $1.2, respectively)	1.0	1.0	(1.7)
- Unrealized (loss) on derivative instruments classified as cash flow hedge (net of income tax of $0.2 million in 2022 and $0.3 million in 2021)	—	(0.6)	0.6
Total other comprehensive income (loss)	1.0	0.4	(1.1)
Total comprehensive income	2,435.7	2,648.4	3,410.1
Comprehensive income attributable to the non-controlling interest	9.5	9.5	14.1
Comprehensive income attributable to SCC	$2,426.2	$2,638.9	$3,396.0

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,151.5	$2,069.7
Short-term investments	599.3	208.3
Accounts receivable trade	1,141.1	1,394.1
Accounts receivable other (including related parties 2023- $27.3 and 2022 - $33.3	87.2	79.7
Inventories	1,016.9	1,013.9
Prepaid taxes	395.4	377.6
Other current assets	38.1	44.4
Total current assets	4,429.5	5,187.7

Property and mine development, net	9,782.9	9,596.6
Ore stockpiles on leach pads	1,121.7	1,064.3
Intangible assets, net	130.2	134.7
Right-of-use assets	775.4	851.4
Deferred income tax	256.1	237.3
Equity method investment	108.2	110.8
Other non-current assets	121.3	94.6
Total assets	$16,725.3	$17,277.4

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2023 - $93.6 and 2022 - $120.2	652.6	657.6
Accrued income taxes	278.3	138.1
Accrued workers’ participation	245.7	236.3
Accrued interest	97.1	97.1
Lease liabilities current	78.0	77.3
Other accrued liabilities	36.8	29.3
Total current liabilities	1,388.5	1,235.7

Long-term debt, net of current portion	6,254.6	6,251.2
Lease liabilities	697.4	774.1
Deferred income taxes	132.2	161.2
Non-current taxes payable	92.7	40.6
Other liabilities and reserves	66.2	82.4
Asset retirement obligation	612.5	585.3
Total non-current liabilities	7,855.6	7,894.8

Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY (NOTE 14)
Common stock par value $0.01; shares authorized, 2023 and 2022–2,000; shares issued, 2023 and 2022–884.6	8.8	8.8
Additional paid-in capital	3,532.8	3,489.7
Retained earnings	7,033.5	7,702.3
Accumulated other comprehensive income	(8.0)	(9.0)
Treasury stock, at cost, common shares	(3,149.0)	(3,107.6)
Total Southern Copper Corporation stockholders’ equity	7,418.1	8,084.2
Non-controlling interest	63.1	62.7
Total equity	7,481.2	8,146.9
Total liabilities and equity	$16,725.3	$17,277.4

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,
(in millions)	2023	2022	2021

OPERATING ACTIVITIES
Net income	$2,434.7	$2,648.0	$3,411.2
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	833.6	796.3	806.0
Equity earnings of affiliate, net of dividends received	2.6	4.6	(1.1)
Loss (gain) on foreign currency transaction effect	10.4	41.9	(25.8)
(Benefit) provision for deferred income taxes	(59.1)	118.6	(126.3)
Net charges for asset retirement obligations, including accretion	26.1	16.4	17.9
Other, net	14.8	16.9	19.8
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	253.0	(35.4)	(289.8)
(Increase) decrease in inventories	(60.4)	(7.7)	4.7
Increase (decrease) in accounts payable and accrued liabilities	152.1	(718.0)	558.2
(Increase) in other operating assets and liabilities	(34.7)	(79.1)	(82.4)
Net cash provided by operating activities	3,573.1	2,802.5	4,292.4
INVESTING ACTIVITIES
Capital expenditures	(1,008.6)	(948.5)	(892.3)
Purchase of short-term investments	(808.7)	(486.2)	(1,653.1)
Proceeds on sale of short-term investment	417.7	764.7	1,577.0
Other, net	1.2	3.2	(4.5)
Net cash used in investing activities	(1,398.4)	(666.8)	(972.9)
FINANCING ACTIVITIES
Repayments of debt	—	(300.0)	—
Cash dividends paid to common stockholders	(3,092.4)	(2,705.8)	(2,473.8)
Distributions to non-controlling interest	(9.1)	(5.5)	(6.7)
Other, net	0.3	0.3	0.3
Net cash used in financing activities	(3,101.2)	(3,011.0)	(2,480.2)
Effect of exchange rate changes on cash and cash equivalents	8.3	(57.0)	(20.9)
(Decrease) increase in cash and cash equivalents	(918.2)	(932.3)	818.4
Cash and cash equivalents, at beginning of year	2,069.7	3,002.0	2,183.6
Cash and cash equivalents, at end of year	$1,151.5	$2,069.7	$3,002.0

	2023	2022	2021

	(in millions)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$369.7	$380.2	$380.2
Income taxes	$1,434.0	$2,391.5	$1,947.1
Workers’ participation	$258.2	$450.6	$258.4
Supplemental schedule of non-cash operating, investing and financing activities:
Decrease (increase) in pension and other post-retirement benefits	$1.0	$1.0	$(1.7)
Capital expenditures incurred but not yet paid	$16.1	$18.5	$24.6

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions)	2023	2022	2021

TOTAL EQUITY, beginning of year	$8,146.9	$8,207.8	$7,276.0
STOCKHOLDERS’ EQUITY, beginning of year	8,084.2	8,149.2	7,224.8
CAPITAL STOCK:
Balance at beginning and end of year:	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	3,489.7	3,454.1	3,441.5
Other activity of the period	43.1	35.6	12.6
Balance at end of year	3,532.8	3,489.7	3,454.1
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the year	(2,766.9)	(2,767.2)	(2,767.5)
Used for corporate purposes	0.3	0.3	0.3
Balance at end of year	(2,766.6)	(2,766.9)	(2,767.2)
Parent Company common shares
Balance at beginning of year	(340.7)	(306.8)	(296.0)
Other activity, including dividend, interest and foreign currency transaction effect	(41.7)	(33.9)	(10.8)
Balance at end of year	(382.4)	(340.7)	(306.8)
Treasury stock balance at end of year	(3,149.0)	(3,107.6)	(3,074.0)
RETAINED EARNINGS:
Balance at beginning of year	7,702.3	7,769.7	6,846.4
Net earnings	2,425.2	2,638.5	3,397.1
Dividends declared and paid, common stock, per share, 2023- $4.00, 2022– $3.50, 2021 - $3.20	(3,092.4)	(2,705.8)	(2,473.8)
Other activity of the period	(1.6)	—	—
Balance at end of year	7,033.5	7,702.3	7,769.7
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of year	(9.0)	(9.4)	(8.4)
Other comprehensive income (loss)	1.0	0.4	(1.0)
Balance at end of year	(8.0)	(9.0)	(9.4)
STOCKHOLDERS’ EQUITY, end of year	7,418.1	8,084.2	8,149.2
NON-CONTROLLING INTEREST, beginning of year	62.7	58.6	51.2
Net earnings	9.5	9.5	14.1
Distributions paid	(9.1)	(5.5)	(6.7)
NON-CONTROLLING INTEREST, end of year	63.1	62.7	58.6
TOTAL EQUITY, end of year	$7,481.2	$8,146.9	$8,207.8

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At December 31, 2023, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation ("SCC", "Southern Copper" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

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

For contracts with a term greater than one year, the Company is unable to disclose an allocation of the transaction price to the remaining unsatisfied performance obligation, given that unit prices of mineral sold are determined by published commodity prices at specified dates within the contract. The volume of mineral to be delivered after the first year of the contract is subject to annual volume negotiations in accordance with the terms of the contract. As of December 31, 2023, the Company has long-term contracts with promises to deliver in 2024 for a total of 185,000 metric tonnes of copper concentrate, 48,000 metric tonnes of copper cathodes, 18,830 tonnes of molybdenum concentrate and 330,000 tonnes of sulfuric acid. This is an estimate that will vary in 2024 and 2025 based on the negotiations with the customers as mentioned above.

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

For the years ended December 31, 2023, 2022 and 2021, the Company did not capitalize any drilling and related costs.

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

The Company updates its estimate of mineral reserves at the beginning of each year. In 2021, the Company adopted SEC’s mining property disclosure requirements (Regulation S-K, Subpart 1300). Consequently, in 2022 and 2023, the Company based its mineral reserve estimates on a long-term price assumption of $3.30 per pound of copper. Mineral reserves at the end of 2020 were estimated under previous standards at current prices per pound of copper of $2.816. The ore reserve estimates are used to determine the amortization of mine development and intangible assets.

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

The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with tax authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The Company follows the guidance of ASC 740 “Income taxes” to record these liabilities. (See Note 7 “Income taxes” of the consolidated financial statements for additional information). The Company adjusts these reserves with information on changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. If its estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

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

Other comprehensive income—

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the fiscal years ended December 31, 2023, 2022 and 2021, the components of "other comprehensive income (loss)" were, the unrecognized gain (loss) on employee benefit obligations and unrealized gain (loss) on derivative instruments classified as cash flow hedge.

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

NOTE 3—SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At December 31,
	2023	2022
Trading securities	$599.1	$208.0
Weighted average interest rate	5.7%	4.5%

Available-for-sale	$0.2	$0.3
Weighted average interest rate	0.8%	0.8%
Total	$599.3	$208.3

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and, as of December 31, 2023 and 2022, included asset and mortgage backed obligations. As of December 31, 2023 and 2022, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Years ended
	December 31,
	2023		2022
Trading:
Interest earned		$21.0		$4.4
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)

Available-for-sale:
Interest earned	$	(*)	$	(*)
Investment redeemed		$0.1		$0.1

(*)   Less than $0.1 million

At December 31, 2023 and 2022, contractual maturities of the available-for-sale debt securities are as follows (in millions):

	2023	2022
One year or less	$—	$—
Maturing after one year through five years	—	—
Maturing after five years through ten years	—	—
Due after 10 years	0.2	0.3
Total debt securities	$0.2	$0.3

NOTE 4—INVENTORIES:

	At December 31,
(in millions)	2023	2022
Inventory, current:
Metals at average cost:
Finished goods	$68.8	$78.5
Work-in-process	313.0	330.5
Ore stockpiles on leach pads	230.9	259.7
Supplies at average cost	404.2	345.2
Total current inventory	$1,016.9	$1,013.9
Inventory, long-term:
Ore stockpiles on leach pads	$1,121.7	$1,064.3

Total leaching costs added as long-term inventory of ore stockpiles in leach pads amounted to $291.6 million, $264.3 million and $247.4 million in 2023, 2022 and 2021, respectively. Long-term leaching inventories recognized as cost of sales amounted to $263.0 million, $297.5 million and $313.7 million in 2023, 2022 and 2021, respectively.

NOTE 5—PROPERTY:

	At December 31,
(in millions)	2023	2022
Buildings and equipment	$17,439.3	$16,718.3
Construction in progress	1,664.8	1,747.0
Mine development	320.7	273.2
Mineral assets	83.2	83.2
Land, other than mineral	277.5	275.4
Total property	19,785.5	19,097.1
Accumulated depreciation, amortization and depletion	(10,002.6)	(9,500.5)
Total property and mine development, net	$9,782.9	$9,596.6

Depreciation and depletion expense for the years ended December 31, 2023, 2022 and 2021, amounted to $825.7 million, $790.3 million and $797.3 million, respectively.

NOTE 6—INTANGIBLE ASSETS:

	At December 31,
(in millions)	2023	2022
Mining concessions	$121.2	$121.2
Mine engineering and development studies	19.8	19.8
Software	74.3	70.3
	215.3	211.3
Accumulated amortization:
Mining concessions	(44.2)	(42.2)
Mine engineering and development studies	(19.8)	(19.2)
Software	(63.0)	(57.1)
	(127.0)	(118.5)
Goodwill	41.9	41.9
Intangible assets, net	$130.2	$134.7

Amortization of intangibles for the years ended December 31, 2023, 2022 and 2021, amounted to $7.9 million, $7.3 million and $8.7 million, respectively. Estimated amortization is as follows:

Estimated amortization expense (in millions):
2024	$6.3
2025	6.0
2026	2.1
2027	2.1
2028	2.0
Total 2024 - 2028	$18.5
Average annual	$3.7

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

Following its policy regarding the use of estimates, the Company estimates income taxes currently payable or receivable as well as deferred income tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company provides current and deferred income taxes, as if it were filing a separate U.S. federal income tax return.

The components of the provision for income taxes for the three years ended December 31, 2023, are as follows:

(in millions)	2023	2022	2021
U.S. federal and state:
Current	$4.6	$0.1	$—
Deferred	—	—	—
Uncertain tax positions	0.6	—	—
	5.2	0.1	—
Foreign (Peru and Mexico):
Current	1,491.0	1,443.1	2,425.5
Deferred	(59.1)	118.6	(126.3)
Uncertain tax positions	81.8	34.3	—
	1,513.7	1,596.0	2,299.2
Total provision for income taxes	$1,518.9	$1,596.1	$2,299.2

The source of income is as follows:

(in millions)	2023	2022	2021
Earnings by location:
U.S.	$23.3	$0.5	$(32.4)
Foreign
Peru	1,151.3	1,167.8	1,962.8
Mexico	2,781.2	3,079.5	3,766.4
	3,932.5	4,247.3	5,729.2
Earnings before taxes on income	$3,955.8	$4,247.8	$5,696.8

The reconciliation of the statutory income tax rate to the effective tax rate for the three years ended December 31, 2023, is as follows (in percentage points):

	2023	2022	2021
Expected tax at U.S. statutory rate	21.0%	21.0%	21.0%
Foreign tax at other than statutory rate, net of foreign tax credit benefit (1)	15.3	14.7	13.8
Percentage depletion	(2.4)	(2.1)	(1.8)
Other permanent differences	(0.3)	(0.1)	(0.3)
Additional valuation allowance on U.S. deferred tax assets, foreign tax credits and U.S. tax effect on Peruvian deferred taxes	6.3	5.5	8.4
Increase (decrease) in unrecognized tax benefits for uncertain tax positions	1.9	1.5	(0.5)
Amounts (over) / under provided in prior years	(0.4)	(1.7)	—
Other	(3.0)	(1.2)	(0.2)
	38.4%	37.6%	40.4%

(1)	Foreign tax at other than statutory rates, net of foreign tax credit benefit, also includes the effects of permanent differences in Peru and Mexico, that are determined at the local statutory rate.

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

For all of the years presented, both the Peruvian branch and Minera Mexico filed separate tax returns in their respective tax jurisdictions. Although the tax rules and regulations imposed in the separate tax jurisdictions may vary significantly, similar permanent items exist, such as items that are nondeductible or nontaxable. Some permanent differences relate specifically to SCC, such as the allowance in the United States for percentage depletion.

On May 31, 2019, the Organization for Economic Cooperation and Development (“OECD”) published a two-pillar system designed to address the tax challenges created by an increasing digitalized economy. Pillar One focuses on the allocation of group profits among taxing jurisdictions based on a market-based concept rather than on historic “permanent establishment” concepts, but includes explicit exclusions for Extractives and as such, is not expected to have a material impact on the Company. Pillar Two addresses the remaining Base Erosion and Profit Shifting (“BEPS”) risk of profit shifting to entities in low tax jurisdictions by introducing a global minimum tax of 15% and a proposed tax on base eroding payments. Certain aspects of Pillar Two take effect January 1, 2024, while other aspects go into effect January 1, 2025. If jurisdictions do want to implement the GloBE rules, these rules will need to be implemented through domestic legislation. The countries in which the Company has significant operations have yet to enact Pillar Two into law and have not formally announced plans to implement these rules. The Company will continue to monitor the situation and analyze the potential impact that Pillar Two will have on future results.

Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards:

	At December 31,
(in millions)	2023	2022
Assets:
Inventories	$52.4	$28.5
Capitalized exploration expenses	15.6	12.4
U.S. foreign tax credit carryforward, net of Uncertain Tax Positions	1,904.1	1,653.5
U.S. tax effect of Peruvian deferred tax liability	83.5	112.5
U.S. tax effect of Peruvian Uncertain Tax Positions	69.6	45.1
Reserves	315.4	249.6
Deferred workers participation	12.2	15.9
Accrued salaries, wages and vacations	7.7	7.4
Sales price adjustment (PUI)	(0.3)	—
Deferred charges	—	28.6
Valuation allowance on U.S. deferred tax assets, foreign tax credits and U.S. tax effect of Peruvian deferreds	(2,301.7)	(2,053.7)
Accrued royalty and special mining tax	29.6	10.8
Other	16.5	21.9
Total deferred tax assets	204.6	132.5

	At December 31,
(in millions)	2023	2022
Liabilities:
Property, plant and equipment	(68.1)	(19.7)
Social responsibility expenses	(9.7)	(7.7)
Sales price adjustment (PUI)	—	(29.0)
Deferred charges	(2.9)	—
Total deferred tax liabilities	(80.7)	(56.4)
Total net deferred tax (liabilities) / assets	$123.9	$76.1

The valuation allowance increased by $248.0 million in 2023, which was primarily due to the valuation of unutilized Foreign Tax Credits generated in 2023 and the valuation of the anticipatory foreign tax credits for the U.S. Tax effect of Peruvian deferred tax related to uncertain tax position liabilities. The Peru branch operations are taxed in the U.S. as a flow through entity to SCC. Since the Peruvian tax rate of 29.5% now exceeds the U.S. tax rate of 21%, management expects that it is more likely than not that the benefit of excess credits generated in the current year will not be realizable.

U.S. Tax Matters—

As of December 31, 2023, the Company considers its ownership of the stock of Minera Mexico to be essentially permanent in duration. Income from subsidiaries, such as Minera Mexico, is included in the Global Intangible Low Tax Income (“GILTI”) on a current year basis.

GILTI imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has not had U.S. tax liability from the GILTI inclusion since the introduction of this tax in 2018 and does not anticipate a tax in the future because of increased fixed asset amounts and the Mexican tax rate of 30%. No U.S. deferred taxes have been recorded as the Company has elected that if GILTI were to apply in the future, a current period expense would be recorded when incurred.

The Base Erosion Anti-Abuse Tax (“BEAT”) is a 10% minimum tax for the years 2019 through 2025 and 12.5% in years thereafter. It is calculated on a base equal to the Company’s income determined without the tax benefit arising from base erosion payments. Since this tax was imposed in 2018 the Company has had no U.S. tax liability for BEAT since it has met the safe harbor rule that provides a Company is not to be subject to the BEAT if related party payments from the U.S. to foreign entities do not exceed 3% of expenses, excluding cost of goods sold. The Company will continue to analyze the applicability of the BEAT provisions yearly.

As of December 31, 2023, $512.2 million of the Company´s total cash, cash equivalents and short-term investments of $1,750.8 million were held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. The Company has determined that as of December 31, 2023, a deferred tax asset of $0.1 billion exists with respect to its investment in foreign subsidiaries. Tax accounting guidance provided in ASC 740 requires this asset to be recognized only if the basis difference will reverse in the foreseeable future. Management has no plans that would result in the reversal of this temporary difference and consequently, no deferred tax asset has been recorded. Future dividends from these subsidiaries may not be subject to federal income tax in the U.S., and the Company incurs no state income tax liability. Additionally, there are no withholding taxes due to the tax treaty between the United States and Mexico. Distributions of earnings from the Company's Peruvian branch to the United States are not subject to U.S. taxes on repatriation. The Company's branch operations are not foreign corporations. They are mainly comprised of operations that are branches of the Company's U.S. operations and are taxed on a current basis.

As of December 31, 2023, there were $1,915.8 million of foreign tax credits available for carryback or carryforward. These credits have a one-year carryback and a ten-year carryforward period and can only be used to reduce U.S. income tax on foreign earnings. There were no other unused U.S. tax credits as of December 31, 2023. These credits will expire if not utilized by the end of the years listed below:

Year	Amount
2024	59.7
2025	146.7
2026	95.1
2027	-
2028	171.8
2029	219.9
2030	247.6
2031	582.3
2032	161.2
2033	231.5
Total	$1,915.8

These foreign tax credits are presented above on a gross basis and have not been adjusted for any unrecognized tax benefits. In accordance with ASC 740, the Company has recorded $11.7 million for the U.S. jurisdiction unrecognized tax benefit as an offset to the Company’s deferred tax asset for foreign tax credits. The remaining foreign tax credits of $1,904.1 million have a full valuation allowance against them at December 31, 2023. It is the expectation of management that with the reduction in the U.S. corporate tax rate to 21% and considering the corporate tax rates in

Mexico of 30% and in Peru at 29.5%, it is unlikely the excess foreign tax credits can be utilized. Additionally, foreign dividends may no longer be taxed in the U.S. due to the GILTI rules and thereby reducing the U.S. tax on foreign source income and limiting the ability to utilize foreign tax credits generated before the 2017 Tax Cuts and Jobs Act.

On December 28, 2021, the U.S. Treasury and the IRS released final regulations addressing various aspects of the foreign tax credit regime. The regulations apply to years beginning after December 28, 2021. The Company reviewed and revised the foreign tax credits generated under the new regulations, which is not expected to have a material impact on the Company’s financial statements as excess foreign tax credits generated are fully valued. See below for discussion of Peruvian tax mattes and the Peruvian Special Mining Tax.

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

Peruvian Tax Matters—

Mining royalty charge: The royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. The minimum royalty charge is recorded as cost of sales and those amounts assessed at higher rates are included in the income tax provision. The Company has accrued $84.8 million, $71.4 million and $140.8 million of royalty charges in 2023, 2022 and 2021, respectively, of which $44.6 million, $35.8 million and $97.8 million were included in income taxes in 2023, 2022 and 2021, respectively.

Peruvian special mining tax: This tax is based on operating income with graduated rates increasing from 2% to 8.4%. The Company recognized $71.7 million, $56.4 million and $114.0 million in 2023, 2022 and 2021, respectively for this tax. These amounts were included as income taxes in the Consolidated Statement of Earnings.

Mexican Tax Matters—

Since 2014, Mexican mining entities have been required to pay a mining royalty of 7.5% on taxable earnings before taxes, depreciation, and interest; and an additional royalty of 0.5% over gross receipts from sales of gold, silver and platinum. In 2023, the mining royalty was $142.8 million and the additional royalty was $1.5 million.

On September 8, 2022, the Federal Executive, through the Ministry of Finance and Public Credit, presented the tax bill package for the year 2023 to the Congress of the Union, which relies on the General Criteria for Economic Policy (CGPE). The Revenue Law (LIF) for 2023 was approved by both the House of Deputies and Senators in October.

As has been the case in recent years, the Federal Executive proposed no new taxes or tax rate increases. However, more requirements to make tax deductible expenses and investments have been added to the tax laws, and the tax authorities are exercising more scrutiny via audits.

Accounting for Uncertainty in Income Taxes—

The total amount of unrecognized tax benefits, excluding interest and penalties, in 2023, 2022 and 2021, was as follows (in millions):

	2023	2022	2021
Unrecognized tax benefits, opening balance	$56.0	$—	$66.1
Gross decreases—tax positions in prior period	—	—	(10.9)
Gross increases—tax positions in prior period	50.2	104.2	—
Gross increases—current-period tax positions	8.6	—	—
Gross decreases—current-period tax positions	—	(10.7)	(1.1)
Decreases related to settlements with taxing authorities	(15.7)	(37.5)	(54.1)
Lapse in statute of Limitations	10.8	—	—
Foreign Currency Effects	1.1	—	—
	55.0	56.0	(66.1)
Unrecognized tax benefits, ending balance	$111.0	$56.0	$—

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the Consolidated Statements of Earnings. For the Peruvian jurisdiction, the Company recorded $19.7 million and $26.7 million of accrued interest and penalties in 2023 and 2022, respectively. For the U.S. jurisdiction, the Company recorded $0.2 million of accrued interest and penalties in 2023. There were no interest or penalties accrued in the Mexican jurisdiction for uncertain tax positions in any of the years presented above.

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $99.3 million at December 31, 2023 and relates to the Peruvian, Mexican and U.S. jurisdictions.

Unrecognized tax benefits in the U.S. jurisdiction of $11.7 million were offset by U.S. deferred tax assets including foreign tax credits. Offsetting expense related to the change in liability for uncertain tax positions within the U.S. jurisdiction and the change in valuation allowance of the U.S. deferred tax asset for foreign tax credits was presented as a net amount in the components of income taxes.

The Company expects that foreign exchange rates will have an impact on the amount of unrecognized tax benefits in the Peruvian and Mexican jurisdictions.

As of December 31, 2023, the Company’s liability for uncertain tax positions included penalties and interest of $0.2 million in the U.S. jurisdiction and $46.4 million in the Peruvian jurisdiction. There was no liability for uncertain tax positions penalties and interest for the Mexican jurisdictions as of December 31, 2023. Interest and penalties are not included in the table of unrecognized tax benefits above.

The following tax years remain open to examination and adjustment in the Company’s three major tax jurisdictions:

Peru:	2018 and all subsequent years
U.S.:	2020 and all subsequent years
Mexico:	2016 and all subsequent years

Management does not expect that any of the open years will result in a cash payment within the U.S. and Mexican jurisdictions in the upcoming twelve months ending December 31, 2024. Management expects to make cash payments of $67.8 million within the Peruvian jurisdiction in the upcoming twelve months ending December 31, 2024.

NOTE 8—WORKERS’ PARTICIPATION:

The Company's operations in Peru and Mexico are subject to statutory workers' participation.

In Peru, the provision for workers' participation is calculated at 8% of pre-tax earnings. The current portion of this participation, which is accrued during the year, is based on the Peruvian Branch's taxable income and is distributed to workers following determination of final results for the year. The annual amount payable to an individual worker is capped at the worker’s salary for an 18 month period. Amounts determined in excess of the 18 months of worker’s salary is no longer made as a payment to the worker and is levied first for the benefit of the “Fondo Nacional de Capacitacion Laboral y de Promocion del Empleo” (National Workers’ Training and Employment Promotion Fund) until this entity receives from all employers in its region an amount equivalent to 2,200 Peruvian taxable units (approximately $2.9 million in 2023). Any remaining excess is levied as payment for the benefit of the regional governments. These levies fund worker training, employment promotion, entrepreneurship and various other programs.

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

The provision for workers’ participation is allocated to “Cost of sales (exclusive of depreciation, amortization and depletion)”. Workers’ participation expense for the three years ended December 31, 2023 was as follows (in millions):

	2023	2022	2021
Current	$265.0	$347.2	$344.5
Deferred	(11.8)	29.1	(72.8)
	$253.2	$376.3	$271.7

NOTE 9—LEASES:

The Company has operating leases for power generating facilities, vehicles and properties. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Some of the Company’s leases include both lease and non-lease components which are accounted for separately. The Company’s leases have remaining lease terms of less than one year to nine years, and do not include options to extend the leases. The Company’s lease agreements do not contain options to purchase the leased assets or to terminate the leases before the expiration date. In addition, the Company’s lease contracts do not have any material residual value guarantees or material restrictive covenants. As none of the Company’s leases provides an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The weighted average remaining lease term for the Company’s leases is seven years, and the weighted average discount rate for these leases is 4.03%.

The operating lease expense recognized in the years ended December 31, 2023, 2022 and 2021 was classified as follows (in millions):

Classification	2023	2022	2021
Cost of sales (exclusive of depreciation, amortization and depletion)	$115.4	$115.5	$108.1
Selling, general and administrative	0.1	0.1	0.1
Exploration	0.1	0.1	0.2
Total lease expense	$115.6	$115.7	$108.4

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2024	$112.7
2025	105.6
2026	105.4
2027	105.1
2028	104.7
After 2028	416.4
Total lease payments	$949.9
Less: interest on lease liabilities	(174.5)
Present value of lease payments	$775.4

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

On June 24, 2019, MINEM approved a change to the guarantees required for the mining closure plans. The new regulation specifies that annual guarantees can be secured with real estate up to a maximum of 50% and the remaining amount with credit instruments. Currently, the Company has pledged the value of its Lima office complex for the 50% of the guarantee and with a stand-by letter of credit for the other 50% as security for this obligation. Through January 2024, the Company has provided total guarantees of $87.7 million.

On July 20, 2021, the Peruvian Government published Law 31347, which requires companies in the production stage to set aside additional guarantees for progressive closure of its operations. The resources that back these guarantees will be returned to the Company when activities cease and the regulatory agency verifies that all closure measures have been satisfactorily completed. Under this Law, companies must include activities for environmental remediation within the closure schedule and assume costs associated with environmental impacts that are identified during audits. As of December 31, 2023, the regulation attached to this Law had yet to be published. The Company is currently evaluating the possible financial impact of the Law but cannot fully estimate the magnitude until the Law’s regulation is published.

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

The following table summarizes the asset retirement obligation activity for the years ended December 31, 2023 and 2022 (in millions):

	2023	2022
Balance as of January 1	$585.3	$562.9
Changes in estimates	0.2	(10.8)
Additions	1.0	11.9
Closure payments	(0.3)	(7.1)
Accretion expense	26.3	28.4
Balance as of December 31,	$612.5	$585.3

NOTE 11—FINANCING:

Long-term debt (in millions):

				Carrying
				value as of
	Face	Issuance	Issuance	December 31,
	amount	discount	costs	2023
3.875% Senior unsecured notes due 2025	500	(0.4)	(0.4)	499.2
9.250% Yankee bonds due 2028	51.2	—	—	51.2
7.500% Senior unsecured notes due 2035	1,000	(10.5)	(7.0)	982.5
6.750% Senior unsecured notes due 2040	1,100	(6.3)	(5.1)	1,088.6
5.250% Senior unsecured notes due 2042	1,200	(17.1)	(5.7)	1,177.2
5.875% Senior unsecured notes due 2045	1,500	(15.1)	(8.0)	1,476.9
4.500% Minera Mexico Senior unsecured notes due 2050	1,000	(11.8)	(9.2)	979.0
Total	$6,351.2	$(61.2)	$(35.4)	6,254.6
Less, current portion				—
Total long-term debt				$6,254.6

				Carrying
				value as of
	Face	Issuance	Issuance	December 31,
	amount	discount	costs	2022
3.875% Senior unsecured notes due 2025	$500	$(0.7)	$(0.7)	$498.6
9.250% Yankee bonds due 2028	51.2	—	—	51.2
7.500% Senior unsecured notes due 2035	1,000	(11.0)	(7.3)	981.7
6.750% Senior unsecured notes due 2040	1,100	(6.6)	(5.2)	1,088.2
5.250% Senior unsecured notes due 2042	1,200	(17.6)	(5.9)	1,176.5
5.875% Senior unsecured notes due 2045	1,500	(15.4)	(8.2)	1,476.4
4.500% Minera Mexico Senior unsecured notes due 2050	1,000	(12.1)	(9.3)	978.6
Total	$6,351.2	$(63.4)	$(36.6)	6,251.2
Less, current portion				—
Total long-term debt				$6,251.2

The bonds, referred above as “Yankee bonds”, contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined in the debt instrument. At December 31, 2023, Minera Mexico was in compliance with this covenant.

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

At December 31, 2023, the Company was in compliance with the covenants of the notes.

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

Aggregate maturities of the outstanding borrowings at December 31, 2023, are as follows:

Principal
Years	Due(*)
(in millions)
2024	$—
2025	500.0
2026	—
2027	—
2028	51.2
Thereafter	5,800.0
Total	$6,351.2

(*)Total debt maturities do not include the debt discount valuation account of $96.5 million.

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

The components of net periodic benefit costs calculated in accordance with ASC 715 “Compensation retirement benefits,” using December 31 as a measurement date, consist of the following:

(in millions)	2023	2022	2021
Service cost	$2.3	$1.8	$1.4
Interest cost	3.6	2.3	1.5
Expected return on plan assets	(5.9)	(3.9)	(3.3)
Amortization of net actuarial loss	0.1	0.1	(0.1)
Amortization of prior service cost / (credit)	0.7	0.2	0.2
Amortization of net loss/(gain)	0.3	0.3	0.3
Net periodic benefit cost	$1.1	$0.8	$—

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2023	2022
Change in benefit obligation:
Projected benefit obligation at beginning of year	$38.6	$36.3
Service cost	2.3	1.8
Interest cost	3.6	2.3
Benefits paid	(3.9)	(2.8)
Actuarial loss	1.8	1.0
Actuarial loss (gain) assumption changes	0.6	(1.7)
Inflation adjustment	4.4	1.7
Projected benefit obligation at end of year	$47.4	$38.6
Change in plan assets:
Fair value of plan assets at beginning of year	$59.2	$56.0
Actual return on plan assets	8.8	1.9
Employer contributions	(1.0)	(0.8)
Benefits paid	(0.9)	(0.8)
Currency exchange rate adjustment	7.1	2.9
Fair value of plan assets at end of year	$73.2	$59.2
Funded status at end of year:	$25.8	$20.6
ASC-715 amounts recognized in statement of financial position consists of:
Non-current assets	$25.8	$20.6
Total	$25.8	$20.6
ASC-715 amounts recognized in accumulated other comprehensive income (net of income taxes of $(4.7) million and $(4.8) million in 2023 and 2022, respectively) consists of:
Net loss (gain)	$6.2	$6.7
Prior service cost	1.1	1.1
Total	$7.3	$7.8

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the defined benefit pension plan, net of income tax:

(in millions)	2023	2022
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$7.8	$7.2
Net (gain) loss ocurring during the year	(0.6)	0.8
Net (gain) amortized during the year	(0.4)	(0.4)
Prior service cost (credit)	0.3	—
Settlement	(0.4)	—
Currency exchange rate adjustment	0.6	0.2
Net adjustment to accumulated other comprehensive income (net of income taxes of $0.1 million and $(0.5) million in 2023 and 2022, respectively)	(0.5)	0.6
Accumulated other comprehensive income at end of plan year	$7.3	$7.8

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2023 and 2022, net of income tax:

(in millions)	2023	2022
Net loss / (gain)	$(0.6)	$0.8
Amortization of net (loss) gain	(0.4)	(0.4)
Amortization of prior services cost (credit)	0.3	—
Total amortization expenses	$(0.7)	$0.4

The assumptions used to determine the pension obligations are:

Expatriate Plan	2023	2022	2021
Discount rate	4.65%	4.85%	2.40%
Expected long-term rate of return on plan asset	4.50%	4.00%	3.00%
Rate of increase in future compensation level	N/A	N/A	N/A

Mexican Plan(*)	2023	2022	2021
Discount rate	9.98%	10.09%	8.02%
Expected long-term rate of return on plan asset	9.98%	10.09%	8.02%
Rate of increase in future compensation level	5.00%	4.75%	4.50%

(*)These rates are based on Mexican pesos as pension obligations are denominated in this currency.

The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Expected
Years	Benefit Payments
(in millions)
2024	$9.3
2025	4.0
2026	4.2
2027	4.9
2028	4.7
2029 to 2033	25.5
Total	$52.6

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

The plan assets are managed by two financial institutions, Actinver S.A. and GBM Grupo Bursatil Mexicano, S.A. 73% of the funds are invested in Mexican government securities, including treasury certificates and development bonds of the Mexican government. The remaining 27% is invested in common shares of Grupo Mexico. The plan assets are invested without restriction in active markets that are accessible when required and are therefore considered as level 1, in accordance with ASC 820 “Fair Value Measurement.”

These plans accounted for approximately 100% of benefit obligations. The following table represents the asset mix of the investment portfolio as of December 31:

	2023	2022
Asset category:
Treasury bills	73%	76%
Equity securities	27%	24%
	100%	100%

The amount of contributions that the Company expects to pay to the plan in 2024 total $1.7 million.

Post-retirement Health Care Plan

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net period benefit costs for the three years ended December 31, 2023 are as follows:

(in millions)	2023	2022	2021
Interest cost	$2.2	$1.7	$1.6
Amortization of net loss (gain)	—	0.1	0.2
Net periodic benefit cost	$2.2	$1.8	$1.8

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2023	2022
Change in benefit obligation:
Projected benefit obligation at beginning of year	$20.3	$21.4
Interest cost	2.2	1.7
Benefits paid	(1.1)	(1.6)
Actuarial (gain)	(1.6)	(2.6)
Inflation adjustment	2.9	1.4
Projected benefit obligation at end of year	$22.7	$20.3
Funded status at end of year:	$22.7	$20.3
ASC-715 amounts recognized in statement of financial position consists of:
Current liabilities	$—	$—
Non-current liabilities	(22.7)	(20.3)
Total	$(22.7)	$(20.3)
ASC-715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$0.9	$1.6
Total (net of income taxes of $(0.4) million and $(0.5) million in 2023 and 2022, respectively)	$0.9	$1.6

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the post-retirement health care plan, net of income tax:

	As of December 31,
(in millions)	2023	2022
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$1.6	$3.3
Net loss/(gain) occurring during the year	(0.8)	(1.8)
Net loss/(gain) amortized during the year	—	(0.1)
Currency exchange rate adjustment	0.2	0.2
Net adjustment to accumulated other comprehensive income (net of income taxes of $(0.4) million and $(0.5) million in 2023 and 2022, respectively)	(0.7)	(1.7)
Accumulated other comprehensive income at end of plan year	$0.9	$1.6

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2023 and 2022, net of income tax:

	As of December 31,
(in millions)	2023	2022
Net loss / (gain)	$(0.8)	$(1.8)
Amortization of net (loss) gain	—	(0.1)
Total amortization expenses	$(0.8)	$(1.9)

The discount rates used in the calculation of other post-retirement benefits and cost as of December 31 were:

	2023	2022	2021
Expatriate health plan
Discount rate	4.65%	4.85%	2.40%
Mexican health plan
Weighted average discount rate	9.98%	10.09%	8.02%

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Expected
Year	Benefit Payments
(in millions)
2024	$1.7
2025	1.8
2026	1.8
2027	1.9
2028	2.0
2029 to 2033	10.6
Total	$19.8

Mexican Health Plan

For measurement purposes, a 5.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2023 and remains at that level thereafter.

An increase in other benefit cost trend rates have a significant effect on the amount of the reported obligations, as well as component cost of the other benefit plan. One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage
	Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$2.4	$1.9
Effect on the post-retirement benefit obligation	$23.4	$21.3

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

Environmental capital investments in years 2023, 2022 and 2021, were as follows (in millions):

	2023	2022	2021
Peruvian operations	$7.7	$8.7	$6.4
Mexican operations	100.6	52.7	62.3
	$108.3	$61.4	$68.7

Peruvian operations: The Company’s operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through the Ministry of Environment (“MINAM”) conducts annual audits of the Company’s Peruvian mining and metallurgical operations. Through these environmental audits, matters relating to environmental and legal compliance, atmospheric emissions, effluent monitoring and waste management are reviewed. The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations. Peruvian law requires that companies in the mining industry provide assurances for future mine closure and remediation. In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM. See Note 10 “Asset retirement obligation” for further discussion of this matter.

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defined new AQS for daily sulfur dioxide in the air. As of December 31, 2023, the Company maintains the daily average level of µg/m3 of SO2, below the requirement of the AQS.

In November 2023, MINAM enacted a new AQS for Cadmium, Arsenic and Chromium in particulate matter less than ten microns (PM10). A review of the Company´s chemical monitoring results has determined that the Company´s operations will not be significantly impacted by the new standards and concentration values in place. Our results are expected to continue to fall below regulatory AQS.

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

Climate change: On April 17, 2018, the Peruvian government enacted Law N. 30754, which promotes public and private investments in climate change management and establishes a Climate Change Framework. The law proposes creating an institutional framework to address climate change in Peru and outlines new measures for climate change mitigation, such as provisions to address an increase in carbon capture and use of carbon sinks; afforestation and reforestation practices; land use changes; sustainable systems of transportation, solid waste management, and energy systems. This climate change framework law incorporates obligations from the Paris Agreement. Supreme Decree 013-2019 published on December 31, 2019, enacted statutory regulations, which are applicable to all Peruvian institutions and agencies. It is expected that additional Peruvian regulations will be applicable to non governmental entities. However, no carbon pricing mechanism is currently applicable to the Company’s operations in Peru.

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

The Company has solved this issue and will restart operations soon.

Climate change: Several taxes are applicable to the Company’s mining operations in Mexico, including federal and state fossil fuel taxes, and the requirements associated with Mexico’s emission trading scheme. These taxes range from $US9/tCO2 to $US18/tCO2 in 2023, approximately. These regional taxes are applicable in the States of Baja California, Zacatecas and San Luis Potosí, as well as a federal tax linked to the import of fuels. In addition, an emission trading scheme (ETS) in Mexico is currently available to the Company which is only applicable to two business units, the metallurgic and lime plants in Sonora, which both generate annual GHG emissions levels above the threshold of 100,000 tCO2 per year contemplated by the scheme. These two units are required to report and verify their emissions once a year with average costs of less than $6,000 per unit. Units that emit more than 25,000 tonnes CO2 equivalent per year (all our Mexican units) are required to report their emissions to the National Emissions Registry (RENE) every year and to verify the reported emissions every three years. As a result, the total expenses for ensure annual compliance with climate change regulations in Mexico were not material to the Company.

The Company believes that all of its facilities in Peru and Mexico are in material compliance with environmental, mining and other applicable laws and regulations. The Company also believes that continued compliance with environmental laws of Mexico and Peru will have no material adverse effects on the Company’s business, properties, or operating results.

On May 09, 2023, Mexican Congress approved several changes effective immediately to the Mining Law, National Waters Law, the General Law of Ecological Balance and Environmental Protection, and the General Law for the Prevention and Integral Management of Waste. The main changes are reducing mining concession terms from 50 to 30 years; new restrictions and conditions on water use; requirements to provide guarantees for closure and remediation of operations; and a requirement to contribute 5% of net earnings to indigenous communities for new projects and significant changes to exploration rules.

These amendments to the law have been challenged and are being reviewed by the Supreme Court. The company is not expecting any negative impacts on its operations.

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

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of December 31, 2023, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. Oral arguments took place on July 19, 2019. On January 7, 2020, the Judge decided to suspend the proceedings until the del Carpio Lazo case is concluded. On March 8, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On September 7, 2023, the Judge cancelled the suspension and declared the case ready for a resolution. The company has yet to be notified of this decision. As of December 31, 2023, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. In May 2016, the Company was included in the process after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazo case is concluded. On March 11, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. As of December 31, 2023, the case remains pending resolution.

The Gobierno Regional de Arequipa case is currently before the lower court. The Company answered the complaint on September 15, 2020. On February 8, 2021, the Judge decided to suspend the proceeding until the del Carpio Lazo case was concluded. On March 24, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On March 28, 2022, the Judge cancelled the suspension. On May 24, 2022, the parties presented their closing arguments. On March 15, 2023, the Judge dismissed the lawsuit. The plaintiff missed the chance to appeal the ruling, therefore, the Judge declared the case had concluded in favor of SCC’s Peruvian Branch. On April 20, 2023 the plaintiff appealed this ruling. On October 20, 2023 the Superior Court declared that the plaintiff had not been properly informed of the ruling and ordered issuance of a new notification. As of December 31, 2023, the case is pending resolution.

The Municipalidad Distrital de Dean Valdivia case is currently before the lower court. On August 17, 2022, the Company was formally notified of the lawsuit and answered the complaint on September 2, 2022. SCC’s Peruvian Branch informed the Court the result of the del Carpio Lazo case. As of December 31, 2023, the case is pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization since 1995. Following a motion filed by the Peruvian Branch, the lower court included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. On July 2, 2022, the case was temporarily archived. On May 26, 2023, the Judge ordered termination of the proceeding due to the lack of interest of the plaintiff. On June 2, 2023, the plaintiff appealed the termination of the proceeding. On September 18, 2023, the Superior Court reversed the termination and ordered the Judge to continue the proceeding. As of December 31, 2023, the case is pending resolution.

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

Mexican operations

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of December 31, 2023. On October 12, 2023, SEMARNAT publicly announced the filing of another criminal complaint regarding the Sonora River spill, arguing that remediation of damages to the river was incomplete and compensation for said damages was insufficient. The Company has been directed to provide information regarding remediation activities and compensation for damages. In due course, BVC will analyze this new complaint. Nonetheless, the Company strongly believes that it has duly completed all remediation and compensation-related activities as required by the competent Mexican authorities and as such, this new complaint lacks merit.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. As of December 31, 2023, three lawsuits are still pending: two were filed by Acciones Colectivas de Sinaloa, A.C. and one, by Defensa Colectiva, A.C.; requesting precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. In the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages. These lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria Peña Molina, et al; these actions were dismissed by the court, because they have expired. As of December 31, 2023, forty-five cases were pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill;

(iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. With regard to the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures. This public meeting will have no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, it has informed the corresponding Judge about its compliance with the resolution, in which BVC was required to implement additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, with six months granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions imposed. The foregoing does not impact BVC’s operations. Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of December 31, 2023, the remaining cases were pending resolution.

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

Labor matters:

Peruvian operations: 60.9% of the Company's 4,979 Peruvian employees were unionized at December 31, 2023. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

During 2021, the Company held talks with the six unions to sign collective bargaining agreements prior to their effective dates. As a result, between the duration of the agreement, a long-term agreement bonus of S/10,000 (approximately $2,670) was granted in June and December 2021, the Company signed collective bargaining agreements with the six unions with durations between three to six years. All of them granted annual salary increases of 5%. Additionally, each agreement granted, among other things, a signing bonus of between S/45,000 (approximately $12,013) and S/90,000 (approximately $24,026), depending on the union that signed a six-year extension of the collective bargaining agreement. All these concepts were recorded as labor expense. In 2022, these collective bargaining agreements were executed and the Company does not have any collective agreement pending to be negotiated with the unions.

In December 2022, the Company reached a settlement with one of the unions regarding compliance with an 2018-2019 Arbitration Award. As part of this settlement, the Company made a one-time payment to each union member of S/4,000 (approximately $1,068) as a compensation bonus and also paid a signing bonus of S/1,000 (approximately $267).

In the first quarter of 2023, the Company began applying the terms of the agreement entered into with the six unions pursuant to Law 31632, which stipulates new conditions for compensation of leaves granted during COVID-19. Within the current framework of labor regulations and the agreements with all six unions, this compensation has been adapted to align with current working hours of the mining sector. These conditions were in effect until December 1, 2023.

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

In the last quarter of 2023, one of the unions which represents 24.7% of affiliated workers in the Company’s three productive units, held elections for 2023-2025. Another union, which represents 25.7% of affiliated workers, is in the process of electing its new representatives.

The Company maintains permanent communication with union representatives to ensure labor harmony and proper management of labor relations. Southern Peru has collective bargaining agreements with each of the six unions, the earliest expiration of these agreements is in 2024 and the lastest, in 2027. These agreements regulate benefits related to remuneration and working conditions.

An important development in labor relations with the Company´s unions stems from a ruling by the Peruvian Supreme Court that was notified to the Company on October 23, 2023. After 12 years of litigation, the Court ruled in favor of the Company to settle a suit involving a worker payment the amount of S/11,000 (approximately $2,936) that a lower court had ordered the Company to pay to one of the unions in 2011. The Company had been legally pursuing recovery of the total amount paid to the workers. The union has expressed its intention to comply with the court order and to reach an agreement to return the amount paid by the Company.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement in their labor environment, as workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martin mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martin mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice. Such challenges were dismissed by the Supreme Court. Consequently, on September 6, 2021, the Federal Mediation and Arbitration Board issued a new resolution determining that, based on the documents submitted by the National Federation of Independent Unions and given the status of the strike until 2018, it was not possible to create a registry of workers holding a right to vote. Therefore, in case of a strike, any collective bargaining proceedings shall remain suspended. On June 9, 2023, the Federal Mediation and Arbitration Board, in a ruling that veered from its previous stance, did not recognize the common representatives of the coalition workers and consequently ruled that the agreement which such representatives had made with the Company to lift the strike in 2018 lacked validity. Notwithstanding, on June 14, 2023, in an arbitration proceeding initiated at IMMSA's request, the Federal Mediation and Arbitration Board handed down a ruling that terminated the strike and ordered workers to resume activities within 15 days. The Mining Union filed a protective action (Amparo) against this resolution, which is pending resolution as of December 31, 2023.

Additionally, the Mining Union has filed a complaint before the Government of the United States of America under the rules of the Rapid Response Mechanism contained in the Mexico-United States-Canada Treaty (“T-MEC”), alleging denial of free association rights.

The Company´s operations at the San Martin unit continue to evolve normally and the conflict is expected to be resolved in accordance with the legal framework set by labor authorities; any actions taken will respect the will of the workers

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of December 31, 2023, the case was pending resolution without further developments.

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

In 2021, the Company signed social agreements with the Michiquillay and La Encañada communities. In addition, in October 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed environmental impact study for the project. In the last quarter of 2022, the Company informed MINEM that exploration activities had begun and that it initiated an in-depth assessment of existing mineral resources. In 2023, in accordance with the social agreements with the Michiquillay and La Encañada communities, the Company has hired unskilled labor and is paying for the use of surface land. The Company is supporting social programs in both communities. Additionally, the Company continues exploration activities on this project and as of December 31, 2023 it had drilled 63,000 meters and obtained 20,137 core samples, which are currently under evaluation. Geological modeling, cross section interpretation, and drilling logging are currently underway.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $118.8 million). In relation to this commitment, the Company has completed the construction of a school with an investment of S/18.8 million (approximately $5.0 million), infrastructure projects with an investment of S/10.7 million (approximately $2.9 million) and three irrigation systems with an investment of S/4.1 million (approximately $1.1 million). Additionally, the Company has co-financed the construction of the Cularjahuira dam for S/15.6 million (approximately $4.2 million) and is preparing the engineering study for the Callazas dam for S/2.6 million (approximately $0.7 million). The Company is also building a drinking water project for S/9.6 million (approximately $2.6 million).

As the Toquepala expansion project was completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $14.3 million in its consolidated financial statements as of December 31, 2023.

In addition, the Company has committed S/97.7 million (approximately $26.1 million) for the construction of a high-achievement school in the Tacna region under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes..

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs to determine how the Company can contribute to sustainable development in the region. Although the development roundtable is not currently meeting, during previous sessions it discussed the possibility of creating a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $267.0 million). While the final funding agreement has yet to be signed, the Company has already committed to contributing S/244.4 million (approximately $65.2 million) to different projects, including S/108.4 million (approximately $28.9 million) to fund an educational project for which S/106.7 million (approximately $28.5 million) has already been invested; this project is close to completion. Additionally outlays have begun to build a residual water treatment plant in Ilo, which entails a total investment of S/105.5 million (approximately $28.2 million), is currently underway and as of December 31, 2023, had advanced 32%. There are civil works ongoing and the procurement process has already started. Also, sanitation permits are under review by the Municipal authorities and the Company´s legal area. On the education front, S/18.2 million (approximately $4.9 million) has been executed to build three schools in Moquegua, all of which have been completed. Lastly, S/6.2 million (approximately ($1.7 million) has been invested to develop sidewalks in Pacocha and S/5.9 million (approximately $1.6 million) has been used for feasibility studies and other smaller-scale efforts.

In addition, the Company has committed S/143.6 million (approximately $38.3 million) to build three infrastructure projects in the Moquegua region and has financed pre-investment studies for basic sanitation for S/0.3 million (approximately $0.1 million), all of that under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Apurimac Region: The Company has committed S/81.6 million (approximately $21.8 million) to build two educational infrastructure projects under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Arequipa Region: The Company has completed the financing of the studies for a sport infrastructure project for S/0.7 million (approximately $0.2 million) and has committed S/104.3 million (approximately $27.8 million) to build two educational infrastructure projects, under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements:

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatt (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects starting on May 1, 2017 and ending on October 31, 2029.

Mexican operations

Power purchase agreements:

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 18 “Related party transactions”.

●	Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations. For further information, please see Note 18 “Related party transactions”.

●	Parque Eolico de Fenicias, S. de R.L. de C.V.: On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., an indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement is expected to become effective during the second quarter of 2024.

Corporate operations

Commitment for Capital projects:

As of December 31, 2023, the Company has committed approximately $348.2 million for the development of its capital investment projects.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 7 “Income taxes”).

NOTE 14—STOCKHOLDERS’ EQUITY

Treasury Stock:

Activity in treasury stock in the years 2023 and 2022 was as follows (in millions):

	2023	2022
Southern Copper common shares
Balance as of January 1,	$2,766.9	$2,767.2
Used for corporate purposes	(0.3)	(0.3)
Balance as of December 31,	2,766.6	2,766.9

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	340.7	306.8
Other activity, including dividend, interest and foreign currency transaction effect	41.7	33.9
Balance as of December 31,	382.4	340.7
Treasury stock balance as of December 31,	$3,149.0	$3,107.6

Common Stock:

In September 2022, Grupo Mexico, through its wholly owned subsidiary AMC, purchased 350,000 shares of SCC’s Common Stock. With this purchase and the Company’s repurchase of shares of its Common Stock, the indirect ownership of Grupo Mexico increased to 88.92% at December 31, 2022.

SCC shares of common stock in treasury:

At December 31, 2023 and 2022, treasury stock holds 111,485,617 shares and 111,497,617 shares of SCC’s common stock with a cost of $2,766.6 million and $2,766.9 million, respectively. The shares of SCC’s common stock held in treasury are used for Director’s stock award plans and available for general corporate purposes.

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

There has been no activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price of SCC common shares at December 31, 2023 was $86.07 and the maximum number of shares that the Company could purchase at that price was 0.9 million.

Grupo Mexico’s direct and indirect ownership remains at 88.9% as of December 31, 2023.

Directors’ Stock Award Plan:

The Company established a Director´s Stock Award Plan for certain non-employee directors. Southern Copper has reserved 600,000 shares of common stock for the plan. Under this plan, participants are entitled to an award of 1,600 shares of common stock upon election to the Board of Directors and are eligible to receive 1,600 additional shares of common stock per year thereafter. Commencing with the second quarter of 2021, Directors receive quarterly awards of 400 shares, contingent upon attendance of each quarterly Board meeting. The fair value of the award is measured each year at the date of the grant. On May 27, 2022, the Company’s stockholders approved a five-year extension of the Plan until January 27, 2028. The award is not subject to vesting requirements.

For 2023 and 2022, the stock-based compensation expense associated with this plan amounted to $0.3 million for both years.

The activity of this plan for the years ended December 31, 2023 and 2022 was as follows:

	2023	2022
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(416,800)	(405,200)
Granted in the period	(12,000)	(11,600)
Total shares granted at December 31,	(428,800)	(416,800)
Remaining shares reserved	171,200	183,200

Parent Company common shares:

At December 31, 2023 and 2022, there were in treasury 67,793,020 and 74,367,673 of Grupo Mexico’s common shares, respectively.

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

The stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 and the unrecognized compensation expense under this plan were as follows (in millions):

	2023	2022	2021
Stock based compensation expense	$0.2	$0.6	$0.6
Unrecognized compensation expense	$—	$0.2	$0.8

The plan ended in January 2023.

The following table presents the stock award activity of this plan for the years ended December 31, 2023 and 2022:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2023	845,895	$2.63
Granted	—	—
Exercised	(801,056)	$2.63
Forfeited	—	—
Outstanding shares at December 31, 2023	44,839	$2.63
Outstanding shares at January 1, 2022	867,234	$2.63
Granted	—	—
Exercised	(21,339)	$2.63
Forfeited	—	—
Outstanding shares at December 31, 2022	845,895	$2.63

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

The stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 and the unrecognized compensation expense under this plan were as follows (in millions):

	2023	2022	2021
Stock based compensation expense	$0.7	$0.7	$0.7
Unrecognized compensation expense	$1.7	$2.4	$3.1

The following table presents the stock award activity of this plan for the years ended December 31, 2023 and 2022:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2023	2,754,506	$1.86
Granted	—	—
Exercised	(791,570)	$1.86
Forfeited	—	—
Outstanding shares at December 31, 2023	1,962,936	$1.86
Outstanding shares at January 1, 2022	3,173,924	$1.86
Granted	—	—
Exercised	(419,418)	$1.86
Forfeited	—	—
Outstanding shares at December 31, 2022	2,754,506	$1.86

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

Cash Flow Hedges of Natural Gas

In the third quarter of 2021, the Company acquired two derivative instruments that became effective in November 2021 and expired in March 2022. The Company’s objective in using natural gas derivatives was to protect the stability of natural gas costs and manage exposure to natural gas price increases. The Company assessed these derivative instruments as Cash Flow Hedges. As such, the effective portions of said hedges were recorded as earnings in the same period or periods in which the hedged transaction affected earnings. The Company did not identify any ineffective portions of these derivatives. As of December 31, 2023, the Company held no derivative instruments.

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheet as of December 31, 2023 and December 31, 2022 (in millions):

	At December 31, 2023		At December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	$6,203.4	$6,431.9	$6,200.0	$6,372.6
Long-term debt level 2	51.2	54.0	51.2	54.2
Total long-term debt	$6,254.6	$6,485.9	$6,251.2	$6,426.8

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as of December 31, 2023 and 2022, as follows (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$599.1	$599.1	$—	$—
—Available-for-sale debt securities:
Asset backed securities	0.1	—	0.1	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	657.5	657.5	—	—
Molybdenum	264.9	264.9	—	—
Total	$1,521.7	$1,521.5	$0.2	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$208.0	$208.0	$—	$—
—Available-for-sale debt securities:
Asset backed securities	0.1	—	0.1	—
Mortgage backed securities	0.2	—	0.2	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	1,052.0	1,052.0	—	—
Molybdenum	456.9	456.9	—	—
Total	$1,717.2	$1,716.9	$0.3	$—

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

In addition, in the third quarter of 2021, the Company acquired two derivative instruments to protect natural gas costs from estimated price increases in the winter season. These derivative instruments covered the period from November 2021 through March 2022. For further information please refer to Note 15 “Derivative instruments.”

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

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company invests or maintains available cash with various banks, principally in the United States, Canada, Mexico, Europe and Peru, or in commercial papers of highly-rated companies. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions. At December 31, 2023, SCC had invested its cash and cash equivalents and short-term investments as follows:

	$ in	% of total	% in one institution
Country	million	cash (1)	of country	of total cash
United States	$1,294.9	74.0%	14.7%	10.9%
Canada	122.0	7.0%	100.0%	7.0%
Switzerland	222.3	12.7%	100.0%	12.7%
Peru	26.5	1.5%	87.8%	1.3%
Mexico	85.1	4.8%	87.1%	4.2%
Total cash and short-term investment	$1,750.8	100.0%
(1)	98.0% of the Company’s cash is in U.S. dollars.

During the normal course of business, the Company provides credit to its customers. Although the receivables resulting from these transactions are not collateralized, the Company has not experienced significant problems with the collection of receivables.

The Company’s largest customers as percentage of accounts receivable and total sales were as follows:

	2023	2022	2021
Accounts receivable trade as of December 31,
Five largest customers	32.6%	34.2%	31.3%
Largest customer	9.7%	10.4%	11.8%

Total sales in year
Five largest customers	24.7%	25.7%	25.0%
Largest customer	7.7%	6.8%	7.2%

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

Receivable and payable balances with related parties are shown below (in millions):

	At December 31,
	2023	2022
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$9.4	$9.2
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	(*)	(*)
Compania Perforadora Mexico S.A.P.I. de C.V. and affiliates	—	0.3
Ferrocarril Mexicano, S.A. de C.V.	(*)	(*)
Mexico Generadora de Energia S. de R.L. ("MGE")	17.1	23.4
Mexico Compania Constructora S.A de C.V.	(*)	(*)
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	—	0.2

Related to the controlling group:
Boutique Bowling de Mexico S.A. de C.V.	—	0.1
Empresarios Industriales de Mexico, S.A. de C.V.	0.6	—
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.1	—
Operadora de Cinemas S.A. de C.V.	0.1	0.1
	$27.3	$33.3

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO	$5.0	$5.0
Asarco LLC	13.8	23.8
Eolica El Retiro, S.A.P.I. de C.V.	0.2	0.4
Ferrocarril Mexicano S.A. de C.V.	7.9	5.6
Grupo Mexico Servicios	2.7	20.2
MGE	50.3	57.5
Mexico Compania Constructora S.A de C.V.	9.5	5.9
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	3.5	1.2
Related to the controlling group:
Boutique Bowling de Mexico S.A. de C.V.	0.3	0.3
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	0.3	0.1
Operadora de Cinemas S.A. de C.V.	0.1	0.2
	$93.6	$120.2

(*)   Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in 2023, 2022 and 2021 (in millions):

	2023	2022	2021
Purchase activity
Asarco LLC	$30.4	$66.3	$31.3
AMMINCO	10.0	10.0	8.9
Controladora de Infraestructura Energetica S.A. de C.V	—	0.8	—
Eolica El Retiro, S.A.P.I. de C.V.	2.3	3.0	9.3
Ferrocarril Mexicano, S.A. de C.V.	53.0	42.9	41.8
Grupo Mexico Servicios	20.1	20.1	20.1
Intermodal Mexico S.A. de C.V.	—	—	0.5
MGE	224.6	331.0	287.3
Mexico Compania Constructora S.A de C.V.	59.8	43.8	44.5
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	18.0	16.7	10.3
Peru Mining Exploration & Development Company	—	—	0.4
Total purchases	$418.2	$534.6	$454.4
Sales activity
Asarco LLC	$39.6	$48.0	$33.4
AMMINCO	(*)	(*)	0.1
AMC	—	—	0.1
MGE	66.3	165.0	126.9
Total sales	$105.9	$213.0	$160.5

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

In 2023, 2022 and 2021, the Company donated $4.3 million, $3.5 million and $0.9 million, respectively, to Fundacion Grupo Mexico, A.C., an organization dedicated to promote the social and economic development of the communities close to the Company’s Mexican operations.

The Company’s Mexican operations paid fees for freight services provided by Ferrocarril Mexicano, S.A de C.V. and, in 2021, for construction services provided by Intermodal Mexico, S.A. de C.V., which are all subsidiaries of Grupo Mexico. Additionally, in 2022, the Company´s Mexican operations paid fees for specialized technical and environmental services to obtain the energy license for El Arco project provided by Controladora de Infraestructura Energetica S.A. de C.V., a subsidiary of Infraestructura y Transportes Mexico S.A. de C.V., which is a subsidiary of Grupo Mexico.

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

The Company’s Mexican operations purchased copper concentrates, starter sheets, cathodes, bars and a fixed asset from Asarco LLC and also paid fees for tolling services. Additionally, the Company´s Mexican operations purchased power from MGE. Both companies are subsidiaries of Grupo Mexico.

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying 7.6% of its power output to third-party energy users; compared to 1.4% at December 31, 2022.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro, a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro is supplying approximately 12% of its power output to IMMSA and Mexcobre; compared to 27.0% at December 31, 2022.

The Company sold sulfuric acid and lime to Asarco LLC. The Company´s Mexican operations received fees for transportation and administrative services that were provided to Asarco and also received fees for natural gas and services provided to MGE, a subsidiary of Grupo Mexico. In addition, the Company´s Mexican operations received rental fees from AMMINCO.

Companies with relationships with the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in 2023, 2022 and 2021 (in millions):

	2023	2022	2021
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.7	$0.4	$0.3
Mextransport	2.8	2.1	1.8
Operadora de Cinemas S.A. de C.V.	0.4	0.2	0.4
Total purchases	$3.9	$2.7	$2.5

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$0.1	$0.1
Empresarios Industriales de Mexico, S.A. de C.V.	0.5	—	—
Mextransport	2.3	1.9	1.8
Operadora de Cinemas S.A. de C.V.	0.1	0.1	0.1
Total sales	$3.0	$2.1	$2.0

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

In addition, the Company received fees for building rental and maintenance services provided to Boutique Bowling de Mexico S.A de C.V. and Operadora de Cinemas S.A. de C.V. The Company´s Mexican operations received fees from Mextransport for reimbursement of maintenance expenses for rental services and also received fees from Empresarios Industriales de Mexico S.A. de C.V. for security services.

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

Financial information relating to Company’s segments is as follows:

	Year Ended December 31, 2023
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$5,562.3	$479.2	$3,854.3	$—	$9,895.8
Intersegment sales	—	151.6	—	(151.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	2,325.1	545.6	1,974.7	(157.7)	4,687.7
Selling, general and administrative	70.1	10.4	38.4	8.3	127.2
Depreciation, amortization and depletion	386.1	70.4	338.7	38.4	833.6
Exploration	6.2	8.6	29.1	11.1	55.0
Operating income	$2,774.8	$(4.2)	$1,473.4	$(51.7)	4,192.3
Less:
Interest, net					(240.1)
Other income (expense)					3.6
Income taxes					(1,518.9)
Equity earnings of affiliate					(2.2)
Non-controlling interest					(9.5)
Net income attributable to SCC					$2,425.2
Capital investment	$521.8	$147.7	$322.7	$16.4	$1,008.6
Property and mine development, net	$4,590.1	$751.0	$3,624.2	$817.6	$9,782.9
Total assets	$8,695.6	$1,166.1	$4,635.5	$2,228.1	$16,725.3

	Year Ended December 31, 2022
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$5,610.9	$528.5	$3,908.5	$—	$10,047.9
Intersegment sales	161.7	138.0	—	(299.7)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	2,371.9	532.8	2,061.3	(316.9)	4,649.1
Selling, general and administrative	65.9	10.2	39.2	9.7	125.0
Depreciation, amortization and depletion	377.0	57.6	321.7	40.0	796.3
Exploration	3.1	5.4	18.5	14.7	41.7
Operating income	$2,954.7	$60.6	$1,467.8	$(47.3)	4,435.8
Less:
Interest, net					(305.1)
Other income (expense)					117.1
Income taxes					(1,596.1)
Equity earnings of affiliate					(3.7)
Non-controlling interest					(9.5)
Net income attributable to SCC					$2,638.5
Capital investment	$422.7	$161.8	$355.0	$9.0	$948.5
Property and mine development, net	$4,512.6	$678.5	$3,659.3	$746.2	$9,596.6
Total assets	$8,835.9	$1,100.7	$4,870.8	$2,470.0	$17,277.4

	Year Ended December 31, 2021
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$6,109.0	$454.3	$4,370.8	$—	$10,934.1
Intersegment sales	—	145.9	—	(145.9)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,953.5	440.9	1,662.0	(162.0)	3,894.4
Selling, general and administrative	62.8	10.0	40.1	12.3	125.2
Depreciation, amortization and depletion	392.6	54.8	321.0	37.6	806.0
Exploration	2.3	5.7	14.5	20.9	43.4
Operating income	$3,697.8	$88.8	$2,333.2	$(54.7)	6,065.1
Less:
Interest, net					(349.9)
Other income (expense)					(18.4)
Income taxes					(2,299.2)
Equity earnings of affiliate					13.6
Non-controlling interest					(14.1)
Net income attributable to SCC					$3,397.1
Capital investment	$463.6	$98.3	$320.9	$9.5	$892.3
Property and mine development, net	$4,463.2	$571.0	$3,707.3	$722.9	$9,464.4
Total assets	$8,559.8	$998.2	$4,932.7	$3,806.9	$18,297.6

The following table presents information regarding the opening and closing balances of receivables by reporting segment of the Company for the two years ended December 31, 2023 (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of December 31, 2023:
Trade receivables	$556.3	$49.1	$535.7	$—	$1,141.1
Related parties, current	25.7	0.9	0.8	(0.1)	27.3

As of December 31, 2022:
Trade receivables	$788.1	$60.0	$546.0	$—	$1,394.1
Related parties, current	31.1	0.1	0.1	2.0	33.3

SALES VALUE PER SEGMENT:

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three years ended December 31, 2023 (in millions):

	Year Ended December 31, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
(in millions)	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$4,442.2	$89.1	$3,129.1	$(69.3)	$7,591.1
Molybdenum	689.4	—	440.3	—	1,129.7
Zinc	—	300.9	—	0.5	301.4
Silver	233.7	158.3	100.2	(74.6)	417.6
Other	197.0	82.5	184.7	(8.2)	456.0
Total	$5,562.3	$630.8	$3,854.3	$(151.6)	$9,895.8

	Year Ended December 31, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
(in millions)	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$4,579.2	$83.6	$3,096.0	$(220.0)	$7,538.8
Molybdenum	705.3	—	487.4	—	1,192.7
Zinc	—	373.8	—	0.4	374.2
Silver	241.9	133.8	95.3	(68.4)	402.6
Other	246.3	75.3	229.8	(11.7)	539.7
Total	$5,772.6	$666.5	$3,908.5	$(299.7)	$10,047.9

	Year Ended December 31, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
(in millions)	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$5,182.1	$94.9	$3,625.4	$(74.1)	$8,828.3
Molybdenum	538.4	—	514.7	—	1,053.1
Zinc	—	289.0	—	0.5	289.5
Silver	252.8	152.7	133.0	(64.1)	474.4
Other	135.7	63.6	97.7	(8.2)	288.8
Total	$6,109.0	$600.2	$4,370.8	$(145.9)	$10,934.1

NET SALES AND GEOGRAPHICAL INFORMATION:

The geographic breakdown of the Company’s sales for the three years ended December 31, 2023 was as follows (in millions):

	Year Ended December 31, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$2,329.3	$475.3	$—	$(133.5)	$2,671.1
United States	1,086.6	18.3	515.4	—	1,620.3
Peru	—	18.4	394.6	(18.1)	394.9
Brazil	—	34.5	355.8	—	390.3
Chile	(8.4)	—	407.9	—	399.5
Other American countries	39.3	0.5	20.7	—	60.5
Europe:
Switzerland	520.2	29.8	535.4	—	1,085.4
Italy	1.1	18.9	394.4	—	414.4
Spain	397.0	—	75.9	—	472.9
Other European countries	163.5	24.4	219.8	—	407.7
Asia:
China	631.7	2	115.2	—	749.2
Singapore	155.5	8.1	200.7	—	364.3
Japan	160.3	—	508.0	—	668.3
Other Asian countries	86.2	0.3	110.5	—	197.0
Total	$5,562.3	$630.8	$3,854.3	$(151.6)	$9,895.8

	Year Ended December 31, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,962.0	$464.7	$—	$(138.0)	$2,288.7
United States	1,486.2	54.0	370.2		1,910.4
Peru	162.2	—	614.5	(161.7)	615.0
Brazil	—	41.3	410.7		452.0
Chile	19.9	—	424.6		444.5
Other American countries	35.4	2.6	27.7		65.7
Europe:
Switzerland	693.7	44.6	739.5		1,477.8
Italy	2.1	19.3	240.0		261.4
Spain	420.7	—	37.5		458.2
Other European countries	124.3	31.1	207.4		362.8
Asia:
China	517.6	—	54.9		572.5
Singapore	103.9	8.4	176.1		288.4
Japan	88.0	—	528.2		616.2
Other Asian countries	156.6	0.5	77.2		234.3
Total	$5,772.6	$666.5	$3,908.5	$(299.7)	$10,047.9

	Year Ended December 31, 2021
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,893.3	$387.6	$5.0	$(145.9)	$2,140.0
United States	1,648.1	52.3	233.1	—	1,933.5
Peru	—	(0.3)	586.6	—	586.3
Brazil	—	30.7	406.4	—	437.1
Chile	3.3	—	381.2	—	384.5
Other American countries	31.3	0.7	10.7	—	42.7
Europe:
Switzerland	1,097.2	55.1	544.7	—	1,697.0
Italy	0.7	8.8	298.3	—	307.8
Spain	410.2	—	91.8	—	502.0
Other European countries	275.8	45.5	410.9	—	732.2
Asia:
China	189.7	—	25.0	—	214.7
Singapore	441.9	19.4	496.5	—	957.8
Japan	23.6	—	605.5	—	629.1
Other Asian countries	93.9	0.4	275.1	—	369.4
Total	$6,109.0	$600.2	$4,370.8	$(145.9)	$10,934.1

PROVISIONAL SALES PRICE:

At December 31, 2023, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the year-end market price per pound. These sales are subject to final pricing based on the average monthly copper prices on the London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2023:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	169.2	3.89	January through June 2024
Molybdenum	13.2	20.00	January through April 2024

Provisional sales price adjustments included in accounts receivable and net sales were as follows at December, 31 (in millions):

	At December 31,
	2023	2022
Copper	$17.8	$49.9
Molybdenum	18.2	167.2
Total	$36.0	$217.1

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

NOTE 20—SUBSEQUENT EVENTS:

DIVIDENDS:

On January 25, 2024, the Board of Directors authorized a dividend of $0.80 per share to be paid on February 29, 2024, to shareholders of record at the close of business on February 13, 2024.

OTHER COMPANY INFORMATION:

ANNUAL MEETING

The annual stockholders meeting of Southern Copper Corporation will be held on Friday, May 24, 2024, at 9:00 am, Mexico City time. This year’s meeting will be held via a live audio webcast.

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

Fax: (511) 512-0492

Website: www.southerncoppercorp.com

Email address: southerncopper@southernperu.com.pe

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2023, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2023, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting,

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on the evaluation made under this framework, management concluded that as of December 31, 2023 such internal control over financial reporting is effective.

Our internal control over financial reporting as of December 31, 2023 has been audited by Galaz, Yamazaki, Ruiz Urquiza, S.C. member of Deloitte Touche Tohmatsu Limited, an independent registered public accounting firm, as stated in their report which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2023 of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements and financial statement schedule.

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
February 29, 2024

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10, 11, 12, 13 AND 14

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the executive officers of the Company, their ages as of February 29, 2024 and their positions.

Name	Age	Position
German Larrea Mota‑Velasco	70	Chairman of the Board and Director
Oscar Gonzalez Rocha	85	President, Chief Executive Officer and Director
Raul Jacob Ruisanchez	65	Vice President, Finance, Treasurer and Chief Financial Officer
Julian Jorge Lazalde Psihas	55	Secretary
Andres Carlos Ferrero Ghislieri	55	General Counsel
Lina Vingerhoets Vilca	62	Comptroller
Edgard Corrales Aguilar	68	Vice President, Exploration
Raul Vaca Castro	64	General Auditor

German Larrea Mota-Velasco has served as our Chairman of the Board of Directors since December 1999, Chief Executive Officer from December 1999 to October 2004 and as a member of our Board of Directors since November 1999. He has been Chairman of the board of directors, President and Chief Executive Officer of Grupo Mexico, S.A.B. de C.V. (“Grupo Mexico”) (holding) since 1994. Mr. Larrea has been Chairman of the board of directors and Chief Executive Officer of Grupo Ferroviario Mexicano S.A. de C.V (railroad company) since 1997. Mr. Larrea was previously Executive Vice Chairman of Grupo Mexico and has been a member of the board of directors since 1981. He is also Chairman of the board of directors and Chief Executive Officer of Empresarios Industriales de Mexico, S.A. de C.V. (“EIM”) (holding) and Fondo Inmobiliario (real estate company), since 1992.

Mr. Larrea presides over every Board meeting and since 1999 has contributed to the Company via his education, leadership skills, industry knowledge, strategic vision, informed judgement and over 20 year of business experience, especially in the mining sector. As Chairman and Executive Officer of Grupo Mexico, Grupo Ferroviario Mexicano, S.A. de C.V. and of EIM, a holding company engaged in mining, construction, railways, real estate, drilling and other businesses. Mr. Larrea offers the Company a valuable mix of business experience in different industries.

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

Raul Jacob Ruisanchez has served as our Vice President, Finance and Chief Financial Officer since April 18, 2013. He was appointed Treasurer of the Company on April 28, 2016. He was our Comptroller from October 27, 2011 until April 18, 2013. He has held various positions focused primarily in financial planning, treasury, corporate finance, investor relations and project evaluation with the Company since 1992. In September 2011, he was appointed Director of Controller and Finance of the Company’s Peruvian Branch and Vice President and Chief Financial Officer of Southern Peru Limited, one of our subsidiaries. In 2021, Mr. Jacob was chosen by Institutional Investor as the top Chief Financial Officer in the Latin America mining industry. In 2010, he was ranked among the top three Investor Relations executives of the mining industry of Latin America by the same publication. Mr. Jacob was President of the Peruvian National Mining, Oil and Energy Association from January 2021 to January 2023 and is currently member of the Executive Committee and Board of this Association. Mr. Jacob is a member of the consulting board of the MBA program (Finance)

of the Universidad del Pacifico in Lima, Peru. He was President of the Strategic Studies Center of IPAE, an entrepreneurial association from February 2007 to March of 2010. Between 2004 and 2006, he was the President of the Finance Affairs Committee of the American Chamber of Commerce of Peru. Mr. Jacob holds an economics degree from Universidad del Pacifico, a Master’s Degree from the University of Texas (Austin), a Degree in International Business Management from the Stockholm School of Economics and a Senior Manager Degree by the Instituto de Empresa Business School (IE) in Madrid.

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

Andres Carlos Ferrero Ghislieri, our General Counsel, has been a member of the Legal Department of our Peruvian Branch since December 1995. Prior to this, he served as a Technical Advisor to the World Bank’s Energy and Mines Technical Assistance Loan Project (EMTAL) assigned to the National Society of Mining, Energy and Petroleum. He has also worked as a mining law consultant for the South African Government from May to October 2001. He was elected Superintendent of the Legal Affairs and Legal Manager of the Peruvian Branch in March 2008 and July 2016, respectively. He is a member of the Board of Compañía Minera Los Tolmos, S.A. and Secretary of the Board of Ocoña Hydro, S.A., which are subsidiaries of the Company. He is a Board member of Inversiones Tulipan, S. A., which is an affiliate of the Company. He is also a Board member of the Asociacion de Empresas Promotoras del Mercado de Capitales (Procapitales), a non-profit organization. He holds a law degree from the University of Lima, Peru and a Master of Law or LLM degree in Resources Law and Policy from Dundee University, United Kingdom.

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

Raul Vaca Castro was elected as General Auditor, effective July 18, 2019. He has 35 years of experience with Grupo Mexico. Mr. Vaca Castro has been Director of Internal Audit of Minera México, a subsidiary of SCC since 2018. Previously, he was Director of Internal Audit of the infrastructure division of Grupo Mexico, as well as Deputy Director of Internal Control for the mining division of Grupo México. He was also comptroller of Minera Mexico Internacional and before this, he held several positions in different companies of Grupo Mexico. Mr. Vaca holds a Bachelor’s degree in Accounting from the Universidad Nacional Autonoma de Mexico (UNAM). He holds an MBA from the Universidad del Valle de México, with a specialization in finance, having earned an honorable mention award, when receiving his diplomas in finance and taxes. Mr. Vaca is also an active member of the Colegio de Contadores Publicos de Mexico and the Institute of Internal Auditors of Mexico. He is also President of the Technical Commission of Internal Audit of the Colegio de Contadores Publicos de Mexico. He is a professor at the Facultad de Contaduria y Administracion of Universidad Nacional Autonoma de Mexico (UNAM).

Information in response to the additional disclosure requirements specified by Part III, Items 10, 11, 12, 13 and 14 will be included in a definitive proxy statement, which will be filed pursuant to Regulation 14A of the 1934 Securities

Exchange Act, as amended, prior to April 30, 2024, or will be provided by amendment to this Form 10-K, also to be filed no later than April 30, 2024.

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

10.3	Tax Agreement entered into by the Company and Americas Mining Corporation, effective as of February 20, 2017.
14.0	Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on October 20, 2023.
21.1	Subsidiaries of the Company.
23.1	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C., Member of Deloitte Touche Tohmatsu, Limited) (PCAOB ID 1153).
23.2	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine.
23.3	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine.
23.4	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project.
23.5	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Los Chancas Project.
23.6	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Michiquillay Project.
23.7	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre.
23.8	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the La Caridad Mine.
23.9	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Pilares Project.
23.10	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project.
23.11	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project.
23.12	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Charcas Mine.
23.13	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Santa Barbara Mine.
23.14	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the San Martin Mine.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8328.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8328.
96.1	Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine.
96.2	Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine.
96.3	Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project.
96.4	Technical Report Summary of Mineral Resources for the Los Chancas Project.
96.5	Technical Report Summary of Mineral Resources for the Michiquillay Project.
96.6	Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre.
96.7	Technical Report Summary of Mineral Reserves and Mineral Resources for the La Caridad Mine.
96.8	Technical Report Summary of Mineral Resources for the Pilares Project.
96.9	Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project.

96.10	Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project.
96.11	Technical Report Summary of Mineral Resources for the Charcas Mine.
96.12	Technical Report Summary of Mineral Resources for the Santa Barbara Mine.
96.13	Technical Report Summary of Mineral Resources for the San Martin Mine.
97	SCC Policy for the Recovery of Erroneous Compensation, effective as of November 30, 2023.
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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2023, 2022 and 2021; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iii) the Consolidated Balance Sheets at December 31, 2023 and 2022; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2023, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

3.    Schedule II

Valuation and Qualifying Accounts and Reserves (in millions):

	Additions
	Balance at	Charged to
	beginning of	costs and		Deduction/	Balance at
	period	expenses	Additions	Application	end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
2023	$8.8	0.1	—	(0.2)	$8.7
2022	$8.7	0.1	—	—	$8.8
2021	$8.8	—	—	(0.1)	$8.7

Notes issued under par:
2023	$63.4	2.1	—	—	$61.3
2022	$65.6	2.2	—	—	$63.4
2021	$67.6	2.0	—	—	$65.6

Valuation allowance:
2023	$2,053.7	248.0	—	—	$2,301.7
2022	$1,820.0	233.7	—	—	$2,053.7
2021	$1,343.2	476.8	—	—	$1,820.0

Supplemental information

Southern Copper Corporation

Exhibit Index

Sequential Exhibit Number	Document Description	Page Number
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
10.1

Directors’ Stock Award Plan of the Company, as amended through January 27, 2028. (Filed as an exhibit to the Company’s Report on Form S-8 filed on January 27, 2023 and incorporated herein by reference). The plan expired by its terms on January 28, 2023. A 5-year extension of the plan was approved by the Company’s stockholders at the 2022 Annual Meeting of Stockholders.

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

14.0

Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on October 20,2023. (Filed as Exhibit 14.1 to the Company’s Report on Form 8-K filed October 25,2023 and incorporated herein by reference).

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
96.1

Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine (Filed as an Exhibit to the Company’s Report on Form 10-K/A filed on February 28, 2023 and incorporated herein by reference).

96.2

Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine (Filed as an Exhibit to the Company’s Report on Form 10-K/A filed on February 28, 2023 and incorporated herein by reference).

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
96.6

Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre (Filed as an Exhibit to the Company’s Report on Form 10-K/A filed on February 28, 2023 and incorporated herein by reference).

96.7

Technical Report Summary of Mineral Reserves and Mineral Resources for the La Caridad Mine (Filed as an Exhibit to the Company’s Report on Form 10-K/A filed on February 28, 2023 and incorporated herein by reference).

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

96.11	Technical Report Summary of Mineral Resources for the Charcas Mine (Filed herewith).
96.12	Technical Report Summary of Mineral Resources for the Santa Barbara Mine (Filed herewith).
96.13	Technical Report Summary of Mineral Resources for the San Martin Mine (Filed herewith).
97	SCC Policy for the Recovery of Erroneous Compensation, effective as of November 30, 2023 (Filed herewith).
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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2023, 2022 and 2021; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and

2021; (iii) the Consolidated Balance Sheets at December 31, 2023 and 2022; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2023, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)
By:	/s/ OSCAR GONZALEZ ROCHA
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date: February 29, 2024

Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GERMAN LARREA MOTA-VELASCO	Chairman of the Board, and Director
German Larrea Mota-Velasco

/s/ OSCAR GONZALEZ ROCHA	President, Chief Executive Officer and Director
Oscar Gonzalez Rocha

/s/ RAUL JACOB RUISANCHEZ	Vice President, Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)
Raul Jacob Ruisanchez

/s/ LINA A. VINGERHOETS VILCA	Comptroller (Principal Accounting Officer)
Lina A. Vingerhoets Vilca

DIRECTORS

s/ GERMAN LARREA MOTA-VELASCO	/s/ OSCAR GONZALEZ ROCHA
German Larrea Mota-Velasco	Oscar Gonzalez Rocha

/s/ LEONARDO CONTRERAS LERDO DE TEJADA	/s/ VICENTE ARIZTEGUI ANDREVE
Leonardo Contreras Lerdo de Tejada	Vicente Ariztegui Andreve

/s/ CARLOS RUIZ SACRISTAN	/s/ L. MIGUEL PALOMINO BONILLA
Carlos Ruiz Sacristan	L. Miguel Palomino Bonilla

/s/ GILBERTO PEREZALONSO CIFUENTES	/s/ ENRIQUE CASTILLO SANCHEZ MEJORADA
Gilberto Perezalonso Cifuentes	Enrique Castillo Sanchez Mejorada

Date: February 29, 2024