Form 10-Q
period 2024-03-31
SOUTHERN COPPER CORP/
filed 2024-04-30
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

As of April 30, 2024 there were outstanding 773,116,069 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Net sales (including sales to related parties, see note 5)	$2,599.8	$2,793.9
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	1,157.6	1,194.2
Selling, general and administrative	30.8	30.4
Depreciation, amortization and depletion	209.0	203.7
Exploration	12.7	11.9
Total operating costs and expenses	1,410.1	1,440.2

Operating income	1,189.7	1,353.7

Interest expense	(94.2)	(94.1)
Capitalized interest	13.7	11.4
Other income (expense)	19.0	10.5
Interest income	27.3	21.3
Income before income taxes	1,155.5	1,302.8
Income taxes (including royalty taxes, see Note 4)	423.4	480.5
Net income before equity earnings of affiliate	732.1	822.3
Equity earnings (loss) of affiliate, net of income tax	6.7	(6.4)
Net income	738.8	815.9
Less: Net income attributable to the non-controlling interest	2.8	2.7
Net income attributable to SCC	$736.0	$813.2

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$0.95	$1.05
Weighted average shares outstanding-basic and diluted	773.1	773.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

COMPREHENSIVE INCOME:
Net income and comprehensive income	$738.8	$815.9
Total comprehensive income	738.8	815.9
Comprehensive income attributable to the non-controlling interest	2.8	2.7
Comprehensive income attributable to SCC	$736.0	$813.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,252.2	$1,151.5
Short-term investments	329.3	599.3
Accounts receivable trade	1,293.9	1,141.1
Accounts receivable other (including related parties 2024- $23.2 and 2023 - $27.3)	101.1	87.2
Inventories	1,014.4	1,016.9
Prepaid taxes	410.6	395.4
Other current assets	39.3	38.1
Total current assets	4,440.8	4,429.5

Property and mine development, net	9,783.2	9,782.9
Ore stockpiles on leach pads	1,132.5	1,121.7
Intangible assets, net	128.8	130.2
Right-of-use assets	757.1	775.4
Deferred income tax	253.2	256.1
Equity method investment	113.9	108.2
Other non-current assets	179.8	121.3
Total assets	$16,789.3	$16,725.3

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2024- $84.4 and 2023- $93.6)	$748.5	$652.6
Accrued income taxes	142.3	278.3
Accrued workers’ participation	192.5	245.7
Accrued interest	127.1	97.1
Lease liabilities current	77.0	78.0
Other accrued liabilities	52.6	36.8
Total current liabilities	1,340.0	1,388.5

Long-term debt	6,255.5	6,254.6
Lease liabilities	680.1	697.4
Deferred income taxes	149.9	132.2
Non-current taxes payable	84.2	92.7
Other liabilities and reserves	55.9	66.2
Asset retirement obligation	617.8	612.5
Total non-current liabilities	7,843.4	7,855.6

Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY (NOTE 10)
Common stock par value $0.01; shares authorized, 2024 and 2023–2,000; shares issued, 2024 and 2023–884.6	8.8	8.8
Additional paid-in capital	3,541.4	3,532.8
Retained earnings	7,156.7	7,033.5
Accumulated other comprehensive income	(8.0)	(8.0)
Treasury stock, at cost, common shares	(3,157.2)	(3,149.0)
Total Southern Copper Corporation stockholders’ equity	7,541.7	7,418.1
Non-controlling interest	64.2	63.1
Total equity	7,605.9	7,481.2
Total liabilities and equity	$16,789.3	$16,725.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

OPERATING ACTIVITIES
Net income	$738.8	$815.9
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	209.0	203.7
Equity earnings of affiliate, net of dividends received	(5.7)	6.4
Loss on foreign currency transaction effect	3.8	6.5
(Benefit) provision for deferred income taxes	19.1	(18.4)
Other, net	5.5	7.5
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(152.8)	131.5
Decrease (increase) in inventories	(8.2)	29.6
Increase (decrease) in accounts payable and accrued liabilities	151.8	12.7
Decrease (increase) in other operating assets and liabilities	(301.6)	(10.2)
Net cash provided by operating activities	659.7	1,185.2
INVESTING ACTIVITIES
Capital expenditures	(213.8)	(238.1)
Proceeds from (purchase) sale of short-term investments, net	270.0	67.7
Other		—
Net cash used in investing activities	56.2	(170.4)
FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(618.5)	(773.1)
Other, net	(1.6)	(1.6)
Net cash used in financing activities	(620.1)	(774.7)
Effect of exchange rate changes on cash and cash equivalents	4.9	(10.0)
Increase in cash and cash equivalents	100.7	230.1
Cash and cash equivalents, at beginning of period	1,151.5	2,069.7
Cash and cash equivalents, at end of period	$1,252.2	$2,299.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023

TOTAL EQUITY, beginning of period	$7,481.2	$8,146.9
STOCKHOLDERS’ EQUITY, beginning of period	7,418.1	8,084.2
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	3,532.8	3,489.7
Other activity of the period	8.6	8.0
Balance at end of period	3,541.4	3,497.7
TREASURY STOCK:
Southern Copper common shares
Balance at beginning and end of the period	(2,766.7)	(2,766.9)
Used for corporate purposes	0.1	0.1
Balance at end of period	(2,766.6)	(2,766.8)
Parent Company common shares
Balance at beginning of period	(382.3)	(340.7)
Other activity, including dividend, interest and foreign currency translation effect	(8.3)	(7.6)
Balance at end of period	(390.6)	(348.3)
Treasury stock balance at end of period	(3,157.2)	(3,115.1)
RETAINED EARNINGS:
Balance at beginning of period	7,033.5	7,702.3
Net earnings	736.0	813.2
Dividends declared and paid, common stock, per share, 2024- $1, 2023– $1	(618.5)	(773.1)
Other activity	5.7	—
Balance at end of period	7,156.7	7,742.4
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	(8.0)	(9.0)
Other comprehensive income (loss)	—	—
Balance at end of year	(8.0)	(9.0)
STOCKHOLDERS’ EQUITY, end of period	7,541.7	8,124.8
NON-CONTROLLING INTEREST, beginning of period	63.1	62.7
Net earnings	2.8	2.7
Distributions paid	(1.7)	(1.8)
NON-CONTROLLING INTEREST, end of period	64.2	63.6
TOTAL EQUITY, end of period	$7,605.9	$8,188.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of March 31, 2024, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of March 31, 2024 and the results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. The December 31, 2023 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2023 and notes included in the Company’s 2023 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows (in millions):

	At March 31,	At December 31,
	2024	2023
Trading securities	$329.1	$599.1
Weighted average interest rate	5.5%	5.7%

Available-for-sale	$0.2	$0.2
Weighted average interest rate	0.8%	0.8%
Total	$329.3	$599.3

Trading securities consisted of bonds issued by public companies and were publicly traded. Each financial instrument was independent of the others. The Company had the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and as of March 31, 2024, and December 31, 2023, included asset and mortgage-backed obligations. As of March 31, 2024 and December 31, 2023, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended
	March 31,
	2024		2023
Trading:
Interest earned		$7.7		$3.7
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)

Available-for-sale:
Interest earned		(*)		(*)
Investment redeemed		$-		$-

(*) Less than $0.1 million.

NOTE 3 — INVENTORIES:

Inventories were as follows:

	At March 31,	At December 31,
(in millions)	2024	2023
Inventory, current:
Metals at average cost:
Finished goods	$85.7	$68.8
Work-in-process	286.9	313.0
Ore stockpiles on leach pads	232.6	230.9
Supplies at average cost	409.2	404.2
Total current inventory	$1,014.4	$1,016.9
Inventory, long-term:
Ore stockpiles on leach pads	$1,132.5	$1,121.7

During the three-month period ended March 31, 2024 and 2023, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $66.2 million and $75.3 million, respectively. Leaching inventories recognized in cost of sales amounted to $53.7 million and $72.3 million for the three months ended March 31, 2024 and 2023 respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the three-month period ended March 31, 2024 and 2023 consisted of (in millions):

	2024	2023
Statutory income tax provision	$363.1	$399.0
Peruvian royalty	9.9	9.8
Mexican royalty	30.6	51.7
Peruvian special mining tax	19.8	20.0
Total income tax provision	$423.4	$480.5

Effective income tax rate	36.6%	36.9%

These provisions include income taxes for Peru, Mexico and the United States. The Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The decrease in the effective income tax rate in 2024 compared to the same period in 2023 was primarily attributable to a reduction in the Mexican mining royalty payment.

Peruvian royalty and special mining tax: The Company has accrued $29.7 million and $29.8 million of royalty charge and special mining tax as part of the income tax provision for the first quarter of 2024 and 2023, respectively.

Mexican mining royalty: The Company has accrued $30.6 million and $51.7 million of royalty taxes as part of the income tax provision for the first quarter of 2024 and 2023, respectively.

Accounting for uncertainty in income taxes: In the first three months of 2024, the Company made payments for uncertain tax positions of $72.6 million and $13.6 million in the Peruvian and Mexican jurisdictions respectively. The Company also recorded current and non-current liabilities for the Peruvian and Mexican jurisdictions that increased the tax expense by approximately $3.7 million and $21.4 million respectively. The Company has a net current liability of $15.1 million and $19.7 million in the Peruvian and Mexican jurisdictions respectively that represents anticipated cash refunds or payments within 12 months.

Tax law updates: On May 31, 2019, the Organization for Economic Cooperation and Development (“OECD”) published a two-pillar system that introduces a minimum global tax of 15% and a proposed tax on base eroding payments. Certain aspects of Pillar Two took effect January 1, 2024, while other aspects go into effect January 1, 2025. If jurisdictions want to implement Pillar Two they will need to do so through domestic legislation. The countries in which the Company has significant operations have yet to enact Pillar Two into law and have not formally announced plans to implement these rules. The Company will continue to monitor these developments and analyze the potential impact that Pillar Two will have on future results.

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

Receivable and payable balances with related parties are shown below (in millions):

	At March 31,	At December 31,
	2024	2023
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$5.1	$9.4
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	(*)	(*)
Ferrocarril Mexicano, S.A. de C.V.	(*)	(*)
Mexico Generadora de Energia S. de R.L. ("MGE")	17.1	17.1
Mexico Compania Constructora S.A de C.V.	(*)	(*)

Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	(*)	—
Empresarios Industriales de Mexico, S.A. de C.V.	0.7	0.6
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.2	0.1
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
	$23.2	$27.3

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO	$5.8	$5.0
Asarco LLC	15.0	13.8
Eolica El Retiro, S.A.P.I. de C.V.	0.1	0.2
Ferrocarril Mexicano, S.A. de C.V.	6.7	7.9
Grupo Mexico Servicios	5.2	2.7
MGE	40.0	50.3
Mexico Compania Constructora S.A de C.V.	9.5	9.5
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	1.4	3.5
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.4	0.3
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	0.1	0.3
Operadora de Cinemas, S.A. de C.V.	0.2	0.1
	$84.4	$93.6

(*) Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the three-month period ended March 31, 2024 and 2023 (in millions):

	2024	2023
Purchase activity
Asarco LLC	$1.2	$26.5
Eolica El Retiro, S.A.P.I. de C.V.	0.1	0.4
Ferrocarril Mexicano, S.A. de C.V.	8.1	14.4
Grupo Mexico Servicios	5.0	5.0
AMMINCO	2.5	2.5
MGE	61.7	62.0
Mexico Compania Constructora S.A. de C.V.	20.6	13.9
Grupo Mexico Servicios de Ingenieria S. A. de C.V.	4.0	3.2
Total purchases	$103.2	$127.9
Sales activity
Asarco LLC	$6.7	$9.1
AMMINCO	(*)	(*)
MGE	15.6	18.8
Total sales	$22.3	$27.9

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

In the first quarter of 2024, the Company donated $0.6 million to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations. In the same period of 2023, the Company donated $1.4 million to this organization.

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

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying approximately 5.2% of its power output to third-party energy users, compared to 0.6% as of March 31, 2023.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries

(IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro supplies approximately 3.4% of its power output to IMMSA and Mexcobre, compared to 11.6% as of March 31, 2023.

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

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the three-month period ended March 31, 2024 and 2023 (in millions):

	2024		2023
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.		$0.2		$0.1
Mextransport		0.7		0.8
Operadora de Cinemas S.A. de C.V.		0.1		0.1
Total purchases		$1.0		$1.0

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$	(*)	$	(*)
Empresarios Industriales de Mexico, S.A. de C.V.		0.1		—
Mextransport		0.6		0.5
Operadora de Cinemas S.A. de C.V.		(*)		(*)
Total sales		$0.8		$0.5

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

NOTE 6 — LEASES:

The Company has operating leases for power generating facilities, vehicles and properties. The Company recognizes leasing expenses for these leases on a straight-line basis over the lease term. Some of the Company’s leases include both lease and non-lease components which are accounted for separately. The Company’s leases have remaining lease terms of one year to 9 years, and do not include options to extend the leases. The Company’s lease agreements do not contain options to purchase the leased assets or to terminate the leases before the expiration date. In addition, the Company’s lease contracts have no material residual value guarantees or material restrictive covenants. As none of the Company’s leases stipulates an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The weighted average remaining lease term for the Company’s leases is seven years, and the weighted average discount rate for these leases is 3.92%.

The operating lease expense recognized in the three-month period ended March 31, 2024 and 2023 was classified as follows (in millions):

Classification	2024	2023
Cost of sales (exclusive of depreciation, amortization and depletion)	$28.5	$29.1
Selling, general and administrative	(*)	(*)
Exploration	(*)	(*)
Total lease expense	$28.5	$29.1

(*) amount is lower than $0.1 million

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2024	$87.3
2025	105.9
2026	105.6
2027	105.2
2028	104.9
After 2028	417.2
Total lease payments	$926.1
Less: interest on lease liabilities	(169.0)
Present value of lease payments	$757.1

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

In the first quarter of 2024, the Company adjusted its estimate for the asset retirement obligation for its Mexican operations following a detailed review of the closing activities required. The effect was a decrease in the asset retirement obligation to the order of $2.3 million.

The following table summarizes the asset retirement obligation activity for the three-month period ended March 31, 2024 and 2023 (in millions):

	2024	2023
Balance as of January 1	$612.5	$585.3
Changes in estimates	(2.3)	—
Closure payments	—	(0.2)
Accretion expense	7.6	6.4
Balance as of March 31,	$617.8	$591.5

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

The components of net periodic benefit costs for the three-month period ended March 31, 2024 and 2023 are as follows (in millions):

	Three months ended
	March 31,
(in millions)	2024	2023
Service cost	$0.7	$0.5
Interest cost	0.9	0.8
Expected return on plan assets	(1.5)	(1.3)
Amortization of net loss/(gain)	(*)	0.1
Net periodic benefit cost	$0.1	$0.1

Post-retirement health care plans:

In Mexico, through 2007, the Buenavista unit provided health care services free of charge to employees and retired unionized employees and their families through its hospital at the Buenavista unit. In 2011, the Company signed an agreement with the Secretary of Health of the State of Sonora, which assumed the obligation to provide healthcare services to retired workers and their families. New employees at Buenavista del Cobre will receive health services from the Mexican Institute of Social Security, as is the case for all workers at our Mexican operations.

The components of net periodic benefit cost for the three-month period ended March 31, 2024 and 2023 are as follows (in millions):

(in millions)	2024	2023
Interest cost	$0.5	$0.5
Amortization of net loss (gain)	(*)	(*)
Amortization of prior service cost/ (credit)	(*)	(*)
Net periodic benefit cost	$0.5	$0.5

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

Environmental capital investments in the three-month period ended March 31, 2024 and 2023 were as follows (in millions):

	2024	2023
Peruvian operations	$1.6	$2.7
Mexican operations	42.1	23.2
	$43.7	$25.9

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defined new AQS for daily sulfur dioxide in the air. As of March 31, 2024, the Company maintains the daily average level of µg/m3 of SO2, below the requirement of the AQS.

In November 2023, MINAM enacted a new AQS for Cadmium, Arsenic and Chromium in particulate matter less than ten microns (PM10). A review of the Company´s chemical monitoring results has determined that the Company´s operations will not be significantly impacted by the new standards and concentration values in place. The Company´s results are expected to continue to fall below regulatory AQS.

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

On July 10, 2019, PROFEPA made a first inspection of the area, concluding that the Company executed all the appropriate procedures to contain the discharge, and no reference was made to the existence of negative impacts on the environment resulting from the incident. On July 19, 2019, PROFEPA revisited the facilities to carry out a second inspection and declared a partial temporary shutdown that only affected the storage process and transportation of sulfuric acid at the terminal, arguing the absence of an authorization of environmental impact. It is important to note that these facilities have been in operation since 1979, prior to the 1988 Mexican General Law of Ecological Balance and the Protection of the Environment. Companies that were operating before the enactment of the aforementioned law are exempt from the permit requirement. The Company has solved this issue and expect to restart operations soon.

Climate change: Several taxes are applicable to the Company’s mining operations in Mexico, including federal and state fossil fuel taxes, and the requirements associated with Mexico’s emission trading scheme. These taxes range from $9/tCO2 to $18/tCO2 in 2023, approximately. These regional taxes are applicable in the States of Baja California, Zacatecas and San Luis Potosí, as well as a federal tax linked to the import of fuels. In addition, an emission trading scheme (ETS) in Mexico is currently available to the Company which is only applicable to two business units, the metallurgic and lime plants in Sonora, which both generate annual GHG emissions levels above the threshold of 100,000 tCO2 per year contemplated by the scheme. These two units are required to report and verify their emissions once a year with average costs of less than $6,000 per unit. Units that emit more than 25,000 tonnes CO2 equivalent per year (all our Mexican units) are required to report their emissions to the National Emissions Registry (RENE) every year and to verify the reported emissions every three years. As a result, the total expenses for ensure annual compliance with climate change regulations in Mexico were not material to the Company.

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

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of March 31, 2024, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. Oral arguments took place on July 19, 2019. On January 7, 2020, the Judge decided to suspend the proceedings until the del Carpio Lazo case is concluded. On March 8, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On September 7, 2023, the Judge cancelled the suspension and declared the case ready for a resolution. As of March 31, 2024, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. In May 2016, the Company was included in the process after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazo case is concluded. On March 11, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. As of March 31, 2024, the case remains pending resolution.

The Gobierno Regional de Arequipa case is currently before the lower court. The Company answered the complaint on September 15, 2020. On February 8, 2021, the Judge decided to suspend the proceeding until the del Carpio Lazo case was concluded. On March 24, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On March 28, 2022, the Judge cancelled the suspension. On May 24, 2022, the parties presented their closing arguments. On March 15, 2023, the Judge dismissed the lawsuit. The plaintiff missed the chance to appeal the ruling, therefore, the Judge declared the case had concluded in favor of SCC’s Peruvian Branch. On October 20, 2023 the Superior Court declared that the plaintiff had not been properly informed of the ruling and ordered issuance of a new notification of the First Instance ruling. The Superior Court instructed the First Instance Court to inform the Gobierno Regional de Arequipa that it must establish a new address to ensure proper notification. As of March 31, 2024, the case is pending resolution.

The Municipalidad Distrital de Dean Valdivia case is currently before the lower court. On August 17, 2022, the Company was formally notified of the lawsuit and answered the complaint on September 2, 2022. SCC’s Peruvian Branch informed the Court the result of the del Carpio Lazo case. As of March 31, 2024, the case is pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization since 1995. Following a motion filed by the Peruvian Branch, the lower court included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. On July 2, 2022, the case was temporarily archived. On May 26, 2023, the Judge ordered termination of the proceeding due to the lack of interest of the plaintiff. On June 2, 2023, the plaintiff appealed the termination of the proceeding. On September 18, 2023, the Superior Court reversed the termination and ordered the Judge to continue the proceeding. As of March 31, 2024, the case is pending resolution.

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

Mexican operations:

The Accidental Spill at Buenavista Mine of 2014

In relation to the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of March 31, 2024. On October 12, 2023, SEMARNAT publicly announced the filing of another criminal complaint regarding the Sonora River spill, arguing that remediation of damages to the river was incomplete and compensation for said damages was insufficient. The Company has been directed to provide information regarding remediation activities and compensation for damages. In due course, BVC will analyze this new complaint. Nonetheless, the Company strongly believes that it has duly completed all remediation and compensation-related activities as required by the competent Mexican authorities and as such, this new complaint lacks merit.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. As of March 31, 2024, three lawsuits are still pending: two were filed by Acciones Colectivas de Sinaloa, A.C. and one, by Defensa Colectiva, A.C.; requesting precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. In the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages. These lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria Peña Molina, et al; these actions were dismissed by the court, because they have expired. As of March 31, 2024, forty-five cases were pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August

2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. With regard to the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures. This public meeting will have no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, it has informed the corresponding Judge about its compliance with the resolution, in which BVC was required to implement additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, with six months granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions imposed. The foregoing does not impact BVC’s operations. Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of March 31, 2024, the remaining cases were pending resolution.

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

Labor matters:

Peruvian operations: 59.7% of the Company's 5,016 Peruvian employees were unionized at March 31, 2024. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation. Currently, the Company has bargaining agreements with the six unions.

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

In the first quarter of 2024, meetings were held with four of the Company's six unions. At the meetings, the unions expressed their support for the Company’s investment projects. Additionally, the unions requested that conversations on collective labor agreements move forward. The Company is still evaluating this request.

The Company maintains permanent communication with union representatives to ensure labor harmony and proper management of labor relations. Southern Peru has collective bargaining agreements with each of the six unions, the earliest expiration of these agreements is in 2024 and the latest, in 2027. These agreements regulate benefits related to remuneration and working conditions.

An important development in labor relations with the Company´s unions stems from a ruling by the Peruvian Supreme Court that was notified to the Company on October 23, 2023. After 12 years of litigation, the Court ruled in favor of the Company to settle a suit involving a worker payment the amount of S/11,000 (approximately $2,956.2) that a lower court had ordered the Company to pay to one of the unions in 2011. The Company had been legally pursuing recovery of the total amount paid to the workers. The union has expressed its intention to comply with the court order and to reach an agreement to return the amount paid by the Company.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement in their labor environment, as workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martin mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martin mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice. Such challenges were dismissed by the Supreme Court. Consequently, on September 6, 2021, the Federal Mediation and Arbitration Board issued a new resolution determining that, based on the documents submitted by the National Federation of Independent Unions and given the status of the strike until 2018, it was not possible to create a registry of workers holding a right to vote. Therefore, in case of a strike, any collective bargaining proceedings shall remain suspended. On June 9, 2023, the Federal Mediation and Arbitration Board, in a ruling that veered from its previous stance, did not recognize the common representatives of the coalition workers and consequently ruled that the agreement which such representatives had made with the Company to lift the strike in 2018 lacked validity. Notwithstanding, on June 14, 2023, in an arbitration proceeding initiated at IMMSA's request, the Federal Mediation and Arbitration Board handed down a ruling that terminated the strike and ordered workers to resume activities within 15 days. The Mining Union filed a protective action (Amparo) against this resolution, which is pending resolution as of March 31, 2024.

Additionally, the Mining Union has filed a complaint before the Government of the United States of America under the rules of the Rapid Response Mechanism contained in the Mexico-United States-Canada Treaty (“T-MEC”), alleging denial of free association rights.

The Company´s operations at the San Martin unit continue to evolve normally and the conflict is expected to be resolved in accordance with the legal framework set by labor authorities; any actions taken will respect the will of the workers

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of March 31, 2024, the case was pending resolution without further developments.

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

In 2021, the Company signed social agreements with the Michiquillay and La Encañada communities. In addition, in October 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed environmental impact study for the project. In the last quarter of 2022, the Company informed MINEM that exploration activities had begun and that it initiated an in-depth assessment of existing mineral resources. In 2023, in accordance with the social agreements with the Michiquillay and La Encañada communities, the Company has hired unskilled labor and is paying for the use of surface land. The Company is supporting social programs in both communities. Additionally, the Company continues exploration activities on this project and as of March 31, 2024 it had drilled 80,000 meters and obtained 27,902 core samples, which are currently under evaluation. Geological modeling, cross section interpretation, and drilling logging are currently underway.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $119.6 million). In relation to this commitment, the Company has completed the construction of a school with an investment of S/18.8 million (approximately $5.1 million), infrastructure projects with an investment of S/10.7 million (approximately $2.9 million) and three irrigation systems with an investment of S/4.1 million (approximately $1.1 million). Additionally, the Company has co-financed the construction of the Cularjahuira dam for S/15.6 million (approximately $4.2 million) and is preparing the engineering study for the Callazas dam for S/2.6 million (approximately $0.7 million). The Company is also building a drinking water project for S/9.6 million (approximately $2.6 million).

As the Toquepala expansion project was completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $14.3 million in its consolidated financial statements as of March 31, 2024.

In addition, the Company has committed S/97.7 million (approximately $26.3 million) for the construction of a high-achievement school in the Tacna region under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes..

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs to determine how the Company can contribute to sustainable development in the region. Although the development roundtable is not currently meeting, during previous sessions it discussed the possibility of creating a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $268.7 million). While the final funding agreement has yet to be signed, the Company has already committed to contributing S/251.3 million (approximately $67.5 million) to different projects, including S/108.4 million (approximately $28.7 million) to fund an educational project for which S/106.7 million (approximately $28.4 million) has already been invested; this project is close to completion. Additionally outlays have begun to build a residual water treatment plant in Ilo, which entails a total investment of S/105.5 million (approximately $28.2 million), is currently underway and as of March 31, 2024, had advanced 38%. There are civil works ongoing and the procurement process has already started. Also, sanitation permits are under review by the Municipal authorities and the Company´s legal area. On the education front, S/18.2 million (approximately $4.9 million) has been executed to build three schools in Moquegua, all of which have been completed. Lastly, S/7.0 million (approximately $1.9 million) has been invested to develop sidewalks in Pacocha and S/6.2 million (approximately $1.7 million) has been used for feasibility studies and other smaller-scale efforts.

In addition, the Company has committed S/233.0 million (approximately $62.6 million) to build three infrastructure projects in the Moquegua region and has financed pre-investment studies for basic sanitation for S/0.3 million (approximately $0.1 million), all of that under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Apurimac Region: The Company has committed S/83.7 million (approximately $22.5 million) to build two educational infrastructure projects under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Arequipa Region: The Company has completed the financing of the studies for a sport infrastructure project for S/0.7 million (approximately $0.2 million) and has committed S/106.3 million (approximately $28.6 million) to build two educational infrastructure projects, under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

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

Corporate operations:

Commitment for capital projects

As of March 31, 2024, the Company had committed approximately $314.7 million to the development of its capital investment projects at its operations.

Tax contingency matters: Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 4 “Income taxes”).

NOTE 10 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the three-month period ended March 31, 2024 and 2023 is as follows (in millions):

	2024	2023
Southern Copper common shares
Balance as of January 1,	$2,766.6	$2,766.9
Used for corporate purposes	(*)	(0.1)
Balance as of March 31,	2,766.6	2,766.8

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	382.3	340.7
Other activity, including dividend, interest and foreign currency translation effect	8.3	7.6
Balance as of March 31,	390.6	348.3
Treasury stock balance as of March 31,	$3,157.2	$3,115.1

(*) Less than $0.1 million.

Common Stock:

In September 2022, Grupo Mexico, through its wholly owned subsidiary AMC, purchased 350,000 shares of SCC’s Common Stock. With this purchase and the Company’s repurchase of shares of its Common Stock, the indirect ownership of Grupo Mexico increased to 88.92% at December 31, 2022.

Southern Copper Common Shares:

On March 31, 2024 and on December 31, 2023, there were in treasury 111,482,817 and 111,485,617 shares of SCC’s common stock, respectively.

Directors’ Stock Award Plan:

The Company has established a Director´s Stock Award Plan for certain non-employee directors. Southern Copper has reserved 600,000 shares of common stock for the plan. Under this plan, participants are entitled to an award of 1,600 shares of common stock upon election to the Board of Directors and are eligible to receive 1,600 additional shares of common stock per year thereafter. Commencing with the second quarter of 2021, Directors receive quarterly awards of 400 shares, contingent upon attendance of each quarterly Board meeting. The fair value of the award is measured each year at the date of the grant. On May 27, 2022, the Company’s stockholders approved a five-year extension of the Plan until January 27, 2028. The award is not subject to vesting requirements.

For 2023 and 2022, the stock-based compensation expense associated with this plan amounted to $0.3 million for both years.

The activity of this plan for the years ended March 31, 2024 and 2023 was as follows:

	2024	2023
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(428,800)	(416,800)
Granted in the period	(2,800)	(3,200)
Total shares granted at March 31,	(431,600)	(420,000)
Remaining shares reserved	168,400	180,000

Parent Company common shares:

At March 31, 2024 and 2023 there were in treasury 67,775,330 and 72,325,043 of Grupo Mexico’s common shares, respectively.

Employee Stock Purchase Plan:

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

The stock based compensation expense for the three-month period ended March 31, 2024 and 2023 and the unrecognized compensation expense under this plan were as follows (in millions):

	2024	2023
Stock based compensation expense	$0.2	$0.2
Unrecognized compensation expense	$1.5	$2.2

The following table presents the stock award activity of this plan for the three-month period ended March 31, 2024 and 2023:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2024	1,962,936	$1.86
Granted	—	$—
Exercised	(22,216)	1.86
Forfeited		—
Outstanding shares at March 31, 2024	1,940,720	$1.86
Outstanding shares at January 1, 2023	2,754,506	$1.86
Granted	—	—
Exercised	(624,026)	—
Forfeited	—	—
Outstanding shares at March 31, 2023	2,130,480	$1.86

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan to certain members of its executive management; to executive management at its subsidiaries; and to certain affiliated companies. Under this plan, participants will receive cash incentive bonuses to purchase shares of Grupo Mexico, which are deposited in a trust.

Non-controlling interest:

The following table presents the non-controlling interest activity the three-month period ended March 31, 2024 and 2023 (in millions):

	2024	2023
Balance as of January 1,	$63.1	$62.7
Net earnings	2.8	2.7
Dividend paid	(1.7)	(1.8)
Balance as of March 31,	$64.2	$63.6

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table, which provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023 (in millions):

	At March 31, 2024		At December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	6,204.3	6,319.4	6,203.4	$6,431.9
Long-term debt level 2	51.2	55.1	51.2	54.0
Total long-term debt	$6,255.5	$6,374.6	$6,254.6	$6,485.9

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of March 31, 2024 and December 31, 2023 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$329.1	$329.1	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	0.1	—	0.1	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	273.4	273.4	—	—
Molybdenum	110.0	110.0	—	—
Total	$712.7	$712.5	$0.2	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$599.1	$599.1	$—	$—
—Available-for-sale debt securities:
Asset backed securities	0.1	—	0.1	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	657.5	657.5	—	—
Molybdenum	264.9	264.9	—	—
Total	$1,521.7	$1,521.5	$0.2	$—

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

NOTE 12 — REVENUE:

The Company’s net sales were $2,599.8 million in the three-month period ended March 31, 2024, compared to $2,793.9 million in the same period of 2023. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended March 31, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$591.3	$106.2	$7.9	$(33.0)	$672.3
United States	272.2	1.7	38.7		312.6
Peru	—	8.4	165.9	(8.3)	166.1
Brazil	—	9.0	116.0		124.9
Chile	—	—	94.4		94.4
Other American countries	7.2	—	4.1		11.3
Europe:
Switzerland	161.8	15.3	52.0		229.0
Italy	(*)	6.0	75.3		81.3
Spain	110.3	—	19.8		130.1
Other European countries	58.6	1.4	106.9		166.8
Asia:
China	175.6	1.1	109.7		286.4
Singapore	17.7	(2.6)	42.3		57.3
Japan	54.0	—	190.9		245.0
Other Asian countries	17.4	—	4.7		22.1
Total	$1,466.0	$146.4	$1,028.7	$(41.3)	$2,599.8

(*) Less than $0.1 million.

	Three Months Ended March 31, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$660.9	$137.0	$—	$(36.5)	$761.4
United States	356.7	7.4	148.3		512.4
Peru	—	1.8	164.4	(1.7)	164.5
Brazil	—	10.9	97.2		108.1
Chile	(5.2)	—	105.9		100.7
Other American countries	9.5	—	6.2		15.7
Europe:
Switzerland	136.8	8.6	103.5		248.9
Italy	(0.2)	6.4	117.1		123.3
Spain	123.9	—	—		123.9
Other European countries	59.6	7.3	53.3		120.2
Asia:
China	153.3	—	29.7		183.0
Singapore	44.2	—	57.3		101.5
Japan	61.9	—	137.6		199.5
Other Asian countries	25.5	0.1	5.2		30.8
Total	$1,626.9	$179.5	$1,025.7	$(38.2)	$2,793.9

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three-month period ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,206.2	$27.5	$829.0	$(19.0)	$2,043.7
Molybdenum	144.6	—	129.0	—	273.6
Silver	66.7	35.5	31.1	(21.7)	111.6
Zinc	4.3	65.2	—	0.6	70.1
Other	44.2	18.2	39.6	(1.2)	100.8
Total	$1,466.0	$146.4	$1,028.7	$(41.3)	$2,599.8

	Three Months Ended March 31, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,340.6	$19.5	$804.9	$(17.1)	$2,147.9
Molybdenum	160.7	—	140.9	—	301.6
Silver	65.3	42.8	25.5	(18.5)	115.1
Zinc	—	91.5	—	0.6	92.1
Other	60.3	25.7	54.4	(3.2)	137.2
Total	$1,626.9	$179.5	$1,025.7	$(38.2)	$2,793.9

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of March 31, 2024:
Trade receivables	$708.1	$47.7	$538.1	$—	$1,293.9
Related parties, current	20.8	2.2	0.2	—	23.2

As of December 31, 2023:
Trade receivables	$556.3	$49.1	$535.7	$—	$1,141.1
Related parties, current	25.7	0.9	0.8	(0.1)	27.3

As of March 31, 2024, the Company has long-term contracts with promises to deliver the following products in 2024:

Copper concentrates (in tonnes)	180,000
Copper cathodes (in tonnes)	48,000
Molybdenum concentrates (in tonnes)	18,970
Sulfuric acid (in tonnes)	346,276

Provisionally priced sales: At March 31, 2024, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the March 31, 2024 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at March 31, 2024:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	211.4	4.01	April 2024 through August 2024
Molybdenum	16.2	19.70	April 2024 through July 2024

The provisional sales price adjustment included in accounts receivable and net sales as of March 31, 2024 includes positive adjustments of $36.3 million for copper and $1.5 million for molybdenum.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended March 31, 2024
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,466.0	$105.1	$1,028.7	$—	$2,599.8
Intersegment sales	—	41.3		(41.3)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	594.6	129.7	474.6	(41.3)	1,157.6
Selling, general and administrative	17.1	2.6	9.4	1.8	30.8
Depreciation, amortization and depletion	99.7	19.2	81.4	8.7	209.0
Exploration	3.6	1.8	5.8	1.5	12.7
Operating income	$751.0	$(6.8)	$457.5	$(12.0)	1,189.7
Less:
Interest, net					(53.2)
Other income (expense)					19.0
Income taxes					(423.4)
Equity earnings of affiliate					6.7
Non-controlling interest					(2.8)
Net income attributable to SCC					$736.0
Capital investment	$107.1	$31.8	$70.5	$4.4	$213.8
Property and mine development, net	$4,836.2	$765.0	$3,771.2	$410.8	$9,783.2
Total assets	$9,242.2	$1,193.0	$5,353.1	$1,001.0	$16,789.3

	Three Months Ended March 31, 2023
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,626.9	$141.3	$1,025.7	$—	$2,793.9
Intersegment sales	—	38.2	—	(38.2)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	618.4	155.4	481.3	(60.9)	1,194.2
Selling, general and administrative	15.9	3.0	9.0	2.5	30.4
Depreciation, amortization and depletion	75.5	17.5	81.6	29.1	203.7
Exploration	1.3	2.2	4.6	3.8	11.9
Operating income	$915.8	$1.4	$449.2	$(12.7)	1,353.7
Less:
Interest, net					(61.4)
Other income (expense)					10.5
Income taxes					(480.5)
Equity earnings of affiliate					(6.4)
Non-controlling interest					(2.7)
Net income attributable to SCC					$813.2
Capital investment	$115.7	$28.8	$89.8	$3.8	$238.1
Property and mine development, net	$4,729.5	$690.6	$3,649.8	$544.0	$9,613.9
Total assets	$9,185.0	$1,121.1	$4,851.2	$2,166.0	$17,323.3

NOTE 14 — SUBSEQUENT EVENTS:

Dividends:

On April 18, 2024, the Board of Directors authorized a quarterly stock dividend of 0.0104 shares of common stock per share of common stock, payable on May 23, 2024 to shareholders of record at the close of business on May 8, 2024.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $115.13, which is the average of the high and low share price on April 18, 2024

Shareholders will not be required to take any action to receive the stock dividend. After the payment date, shareholders' book entry accounts will be credited with the additional shares that represent the stock dividend. When shares are held in a brokerage account in the name of a broker, the additional shares will be distributed to the broker on the shareholder's behalf. The stock dividend is administered by Computershare, the Company's transfer agent.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of Southern Copper Corporation and its subsidiaries (collectively, “SCC”, “the Company”, “our”, and “we”). This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2023.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the first quarter of 2024, approximately 78.6% of our revenue came from the sale of copper; 10.5% from molybdenum; 4.3% from silver; 2.7% from zinc; and 3.9% from various other products, including gold, sulfuric acid, and other materials.

●	Copper: In the first quarter of 2024, the LME copper price decreased from an average of $4.05 per pound in the first quarter of 2023 to $3.83 (-5.4%). In addition to reports on significant reductions in projections for expected global copper production, we are also seeing strong market demand on the back of a resilient US economy and new demand from AI and decarbonization technologies. We believe the latter will play a preponderant role in driving demand for copper and should sustain attractive copper prices in the long run.

It is important to emphasize that copper plays a leading role in the global shift to clean energy, which correlates positively with our assertion that the underlying demand for copper will be strong in the long-term. In this scenario, we believe the current cycle of low prices should be short-lived.

●	Molybdenum: Accounted for 10.5% of our sales in the first quarter of 2024 and is currently our most important by-product. Molybdenum prices averaged $19.84 per pound in the first quarter of 2024, compared to $32.04 in the same period of 2023, reflecting a decrease of 38.1%.

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

●	Silver: Represented 4.3% of our sales in the first quarter of 2024. We believe that the prices for silver will be supported by intensive level of industrial use.

●	Zinc: Average zinc prices dropped 21.8% in the first quarter of 2024 versus the figure in 2023. We believe zinc has very good long-term fundamentals due to high levels of industrial consumption and expected production. Zinc represented 2.7% of our sales in the first quarter of 2024.

●	Production: For 2024, we expect to produce 948,800 tonnes of copper, an increase of 4.1% over 2023’s final results. Last year we drove our Pilares project to full capacity and initiated ramp-up at the Buenavista zinc concentrator. For 2024, we expect these two projects to contribute 43,800 tonnes of copper.

We also expect to produce 26,100 tonnes of molybdenum, which represents an increase of 2.4% over our 2023 production level. In 2024, we expect to produce 20.5 million ounces of silver, an increase of 11.4% compared to 2023 production results. Additionally, we expect to produce 120,300 tonnes of zinc from our mines, which represents an increase of 83.7% compared to our 2023 production level. This growth will be driven by the Buenavista Zinc concentrator. We expect this facility to produce 54,500 tonnes of zinc in 2024 and an average of 90,200 tonnes of zinc and 20,000 tonnes of copper per year over the next five years.

●	Capital Investments: In the first quarter of 2024, we spent $213.8 million on capital investments; this represented 29.0% of net income and a decrease of 10.2% compared to the amount registered for the same period in 2023.

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

Earnings: The table below highlights key financial and operational data of our Company for the three-month period ended March 31, 2024 and 2023 (in millions, except copper price, percentages and per share amounts):

	Three months ended March 31,
	2024	2023	Variance	% Change
Copper price LME	3.83	4.05	(0.22)	(5.4)%
Pounds of copper sold	518.5	504.3	14.2	2.8%
Net sales	$2,599.8	$2,793.9	$(194.1)	(6.9)%
Operating income	$1,189.7	$1,353.7	$(164.0)	(12.1)%
Net income attributable to SCC	$736.0	$813.2	$(77.2)	(9.5)%
Earnings per share	$0.95	$1.05	$(0.10)	(9.5)%
Dividends per share	$0.80	$1.00	$(0.20)	(20.0)%

Net sales in the first quarter of 2024 totaled $2,599.8 million, which represented a slight decrease of 6.9% compared to net sales in the same period of 2023. This decrease was influenced by lower prices of copper (-5.4% - LME), molybdenum (-38.1%) and zinc (-21.8%) and by a reduction in the sales volumes of silver (-3.4%) and zinc (-3.1%). The aforementioned drop in net sales was partially offset by higher sales volumes for copper (+2.8%) and molybdenum (+8.4%) and by an uptick in prices for silver (+3.6%).

Net income in the first quarter of 2024, attributable to SCC, was $736.0 million, reflecting a 9.5% decrease from the same period in 2023. This decline was primarily driven by a drop in sales due to low prices in the period, which was slightly offset by a 3.1% drop in the costs of sales.

Production: The table below highlights our mine production data for the three-month period ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023	Variance	% Change
Copper (in million pounds)	529.6	492.2	37.4	7.6%
Molybdenum (in million pounds)	15.6	14.2	1.4	9.5%
Silver (in million ounces)	4.8	4.4	0.4	8.4%
Zinc (in million pounds)	58.1	33.2	24.9	74.9%

The table below highlights our mine production data for the three-month period ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Copper (in million pounds):	2024	2023	Variance	% Change
Toquepala	138.2	113.1	25.1	22.2%
Cuajone	90.9	80.0	10.9	13.7%
La Caridad	65.0	57.6	7.4	12.9%
Buenavista	229.9	236.9	(7.0)	(3.0)%
IMMSA	5.6	4.6	1.0	22.4%
Total mined copper	529.6	492.2	37.4	7.6%

Copper mine production in the first quarter of 2024 increased 7.6% to stand at 529.6 million pounds. This increase was primarily driven by an uptick in production levels at Toquepala (+22.2% due to higher ore grades and recoveries), Cuajone (+13.7% due to an increase in processed mineral), La Caridad (+12.9% due to higher ore grades) and IMMSA (+22.4%; higher ore grades). This was partially offset by a reduction in production at the Buenavista (-3.0%) mine; this result was driven primarily by a drop in SX-EW cathode production and ore grades, which was partially offset by copper production from the new zinc concentrator. Additionally, we reported that our Buenavista operation experienced difficulties with its water supply during the last quarter of 2023. During the first quarter of 2024, we took action to procure the water requirements for this facility. Therefore, we believe we have ensured sufficient provisions to operate our Mexican facilities as forecasted in our annual plan.

Molybdenum production increased 9.5% in the first quarter of 2024 versus the figure in the same period in 2023. This was attributable to higher production at our Toquepala (+58.2%), Cuajone (+4.9%) and Buenavista (+2.6%) mines, which was primarily fueled by an increase in ore grades. This effect was offset mainly by a reduction in production at our La Caridad (-10.8%) mine, which was in turn driven by a drop in ore grades and recoveries.

Silver mine production increased 8.4% in the first quarter of 2024 compared to the same period of 2023. This was attributable to higher production at our Toquepala (+25.0%), La Caridad (+22.9%), Cuajone (+11.7%) and IMMSA (+10.9%) operations in quarter-on-quarter terms. This was slightly offset by a decrease in production at our Buenavista (-9.5%) mine.

Zinc production increased 74.9% in the first quarter of 2024 versus the figure for the same period in 2023. This result was attributable to production start-up at Buenavista zinc concentrator, which produced 9,695 tonnes over the period.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three-month period ended March 31, 2024 and 2023:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended March 31,
	2024	2023	Variance	% Change
Total operating cash cost before by‑product revenues	$1,079.0	$987.7	$91.3	9.2%
Total by‑product revenues	$(532.2)	$(630.6)	$98.4	(15.6)%
Total operating cash cost net of by‑product revenues	$546.8	$357.1	$189.7	53.1%
Total pounds of copper produced(2)	510.8	473.0	37.8	8.0%
Operating cash cost per pound before by‑product revenues	$2.11	$2.09	$0.02	1.1%
By‑products per pound revenues	$(1.04)	$(1.33)	$0.29	(21.7)%
Operating cash cost per pound net of by‑product revenues	$1.07	$0.76	$0.31	40.8%
(1)	These are non-GAAP measures. Please see page 50 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

In the first quarter of 2024, our per-pound cash cost, excluding by-product revenues rose 9.2% year-over-year. This growth was primarily driven by an increase in production costs, which was partially offset by the unit effect generated by a 8.0% increase in pounds of copper produced. Our cash cost per pound net of by-product revenue for the first quarter of 2024 increased 40.8% year-over-year. This was attributable to a decrease in by-product revenue credits this quarter.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, and for copper, molybdenum, zinc and silver in particular.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining nine months of 2024, assuming that expected metal production and sales are achieved, tax rates remain unchanged and no effects are generated by potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$91.7	$25.4	$16.8	$9.9

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

Capital Investment Programs: We made capital investments of $213.8 million in the first quarter of 2024, compared to $238.1 million in the same period of 2023. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

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

Project update: the capital budget for the project is $439 million, of which $382.9 million had been invested as of March 31, 2024. Concentrator operation began in the first quarter of 2024. We expect to produce 54,500 tonnes of zinc and 11,900 tonnes of copper in 2024 and an average of 90,200 tonnes of zinc and 20,000 tonnes of copper per year in the next five years.

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

Projects in Peru:

Quebrada Honda dam expansion – Tacna: This project aims to enlarge the main and lateral dams in Quebrada Honda and includes the relocation and repowered of some facilities due to dam growth and implementation of other facilities for water recovery, among other factors. The drainage works and removal of Eolic material for the main and lateral dam, as well as complementary operational works are completed. We have also installed two cyclone nests for the main dam, which are currently operating. Additionally, purchases are pending for equipment for tailings hauling. We intend to build administrative facilities down the line. This project has a total budget of $165.0 million, of which we have invested $152.3 million as of March 31, 2024.

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

Los Chancas - Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates of indicated copper mineral resources are 98 million tonnes of oxides with a copper content of 0.45% and 52 million tonnes of sulfides with a copper content of 0.59%. The Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to produce 130,000 tonnes of copper and 7,500 tonnes of molybdenum annually. The estimated capital investment is $2,600 million and the project is expected to begin operating in 2030. We continue to engage in social and environmental improvements for the local communities and work on the project´s environmental impact assessment.

Project update: The Company continues to engage in coordinated efforts with the Peruvian authorities to eradicate illegal mining activity. Once this process is completed, we will resume the environmental impact assessment and initiate hydrogeological as well as geotechnical studies. We also will conduct a diamond drilling campaign for 40,000 meters to gather additional information on the characteristics of the Los Chancas deposit.

Michiquillay Project - Cajamarca: In June 2018, Southern Copper signed a contract for the acquisition of the Michiquillay project in Cajamarca, Peru. Michiquillay is a world class mining project with inferred mineral resources of 2,288 million tonnes with an estimated copper grade of 0.43%. When developed, we expect Michiquillay to produce 225,000 tonnes of copper per year (along with by-products of molybdenum, gold and silver) at a competitive cash-cost for an initial mine life of more than 25 years. We estimate an investment of approximately $2.5 billion will be required and expect production start-up by 2032. Michiquillay will become one of Peru´s largest copper mines and will create significant business opportunities in the Cajamarca region; generate new jobs for the local communities; and contribute with taxes and royalties to the local, regional and national governments.

Project update: As of March 31, 2024, we had drilled 80,000 meters and obtained 27,902 core samples for chemical analysis. Diamond drilling is underway, which will provide data for cross-section interpretation, geological modeling and resource evaluation. We expect to begin hydrogeological and geotechnical studies soon, and will also assess the results of metallurgical testing at the deposit.

The Company continues to work with the Michiquillay and La Encañada communities based on the guidelines of corresponding social agreements.

The aforementioned information is based solely on estimates. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”) PRACTICES

Performance on ESG assessments conducted by rating agencies. For the third consecutive year, we were included in S&P Global's Sustainability Yearbook. This means that thanks to our performance in this agency’s Corporate Sustainability Assessment evaluation, we are ranked among the top 15% of the best-rated companies in sustainability in mining and metals. Regarding the ESG Risk Ratings Report evaluation by Sustainalytics, SCC reduced its risk level by improving its score within the medium risk category from 27.5 in 2023 to 23.4 in 2024.

Climate action. In the first quarter of 2024, we received clean energy certificates from one of our electricity suppliers in Peru. With this, all the electrical energy we consumed in Peru in 2023 came from renewable sources. Measurements indicate that consumption of renewable electrical energy at SCC increased from 23% to 36% in 2023, which means we have already hit our 2027 target to ensure that 25% of our electricity supply is derived from renewable sources. Over the same period, greenhouse gas emissions dropped 7.5% in 2023 compared to 2022.

Climate Governance. Recently, a briefing from Chapter Zero, home of the Climate Governance Initiative, was held for the directors and management of Southern Copper Corporation to inform them about the risks and opportunities associated with climate change. This initiative, developed in collaboration with the World Economic Forum, aims to support non-executive directors and chairs in integrating climate action into their business strategy.

Exceptional Company. For the second consecutive year, we received the “Exceptional Company” award in Mexico, presented by the Business Coordinating Council, the Communication Council, and the Institute for the Promotion of Quality. On this occasion, the success of our Educational Center model was recognized after outstanding results were reported for mathematics and Spanish and English languages, which are above the national and regional average for the cohort of two thousand students from the four basic level schools sponsored by the Company in Mexico under a voluntary initiative to benefit our employees.

Adding educational quality. We inaugurated the High Performance School (COAR) in Tacna, the Peruvian region where our Toquepala mine operates. This campus houses three hundred outstanding students of the state educational system. Many of these students come from the most vulnerable areas of the region. The COAR facilities will allow them to continue their studies in state-of-the art classrooms, laboratories, libraries, residences and sports areas, thanks to an investment of $26.0 million through the works for taxes modality.

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

NEW ACCOUNTING DISCLOSURE RULES

The U.S. Securities and Exchange Commission released its final climate disclosure rule in March 2024. It requires that, when material, annual reports and registration statements include disclosures about greenhouse gas emissions under Scope 1 and Scope 2 as well as other climate-related subjects. The requirements for disclosure will begin phasing in for fiscal years beginning on or after January 1, 2025. As we examine the new rule's impacts, we anticipate updating the climate-related disclosures in our Form 10-K for the fiscal year of adoption when defined.

RESULTS OF OPERATIONS

The following highlights key financial results for the three-month period ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
Statement of Earnings Data	2024	2023	Variance	% Change
Net sales	$2,599.8	$2,793.9	$(194.1)	$(6.9)%
Operating costs and expenses	(1,410.1)	(1,440.2)	30.1	(2.1)%
Operating income	1,189.7	1,353.7	(164.0)	(12.1)%
Non‑operating income (expense)	(34.2)	(50.9)	16.7	(32.8)%
Income before income taxes	1,155.5	1,302.8	(147.3)	(11.3)%
Income taxes	(423.4)	(480.5)	57.1	(11.9)%
Equity earnings of affiliate	6.7	(6.4)	13.1	(204.7)%
Net income attributable to non‑controlling interest	(2.8)	(2.7)	(0.1)	3.7%
Net income attributable to SCC	$736.0	$813.2	$(77.2)	$(9.5)%

NET SALES

Net sales in the first quarter of 2024 totaled $2,599.8 million, which represented a slight decrease of 6.9% compared to net sales in the same period of 2023. This decrease was influenced by the drop reported for prices of copper (-5.4% - LME), molybdenum (-38.1%) and zinc (-21.8%) and by a reduction in the sales volumes of silver (-3.4%) and zinc (-3.1%). The aforementioned was partially offset by higher sales volumes for copper (+2.8%) and molybdenum (+8.4%) and by an uptick in prices for silver (+3.6%).

The table below outlines the average published market metals prices for our metals for the three-month period ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	% Change
Copper price ($per pound—LME)	$3.83	$4.05	(5.4)%
Copper price ($per pound—COMEX)	$3.86	$4.09	(5.6)%
Molybdenum price ($per pound)(1)	$19.84	$32.04	(38.1)%
Zinc price ($per pound—LME)	$1.11	$1.42	(21.8)%
Silver price ($per ounce—COMEX)	$23.35	$22.53	3.6%
(1)	Platts Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three-month period ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
Sales as a percentage of total net sales	2024	2023
Copper	78.6%	76.9%
Molybdenum	10.5%	10.8%
Silver	4.3%	4.1%
Zinc	2.7%	3.3%
Other by‑products	3.9%	4.9%
Total	100.0%	100.0%

The table below provides our copper sales by type of product for the three-month period ended March 31, 2024 and 2023. The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

	Three Months Ended March 31,
Copper Sales (million pounds)	2024	2023	Variance	% Change
Refined (including SX‑EW)	267.3	281.1	(13.8)	(4.9)%
Rod	91.8	90.2	1.6	1.8%
Concentrates and other	159.4	133.0	26.4	19.8%
Total	518.5	504.3	14.2	2.8%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three-month period ended March 31, 2024 and 2023:

	Three months ended March 31,
Copper Sales by product type	2024	2023
Refined (including SX‑EW)	51.6%	55.7%
Rod	17.7%	17.9%
Concentrates and other	30.7%	26.4%
Total	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended March 31,
	2024	2023
Power	13.0%	14.6%
Labor	11.8%	11.1%
Fuel	16.0%	15.5%
Maintenance	22.7%	21.1%
Operating material	19.4%	20.6%
Other	17.1%	17.1%
Total	100.0%	100.0%

First quarter: Operating costs and expenses were $1,410.1 million in the first quarter of 2024 compared to $1,440.2 million in the same period of 2023. The decrease of $30.1 million was primarily due to:

Operating cost and expenses for the first quarter of 2023			$1,440.2
Less:
•	Decrease in volume and cost of metals purchased from third parties.		(27.8)
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		(8.8)
	- Inventory variance	(38.1)
	- Workers participation	(12.9)
	- Sales expenses	(8.2)
	- Leachable material	(7.0)
	- Energy costs	(3.4)
	- Natural gas	(1.1)
	- Other net	(4.0)
	- Repairing materials, principally heavy equipment spare parts	32.6
	- Fuel	17.6
	- Labor costs	15.6
Plus:
•	Increase in depreciation, amortization and depletion expense.		5.3
•	Increase in exploration expense.		0.8
•	Increase in selling, general and administrative expenses.		0.4
Operating cost and expenses for the first quarter of 2024			$1,410.1

NON-OPERATING INCOME (EXPENSES)

Non-operating income (expense) represented a net expense of $34.2 million in the three-month period ended March 31, 2024 compared to a net expense of $50.9 million in the same period of 2023.

First quarter: The $16.7 million decrease in the expense level was due to:

●	$8.5 million increase in other income, which includes a $19.4 million of insurance compensation net of 10.9 lower miscellaneous income.
●	$2.2 million decrease in interest expense, net of capitalized interest and
●	$6.0 million increase in interest income.

INCOME TAXES

	Three Months Ended
	March 31,
	2024	2023
Provision for income taxes ($ in millions)	$423.4	$480.5
Effective income tax rate	36.6%	36.9%

In addition to the income taxes of Peru, Mexico and the United States, the provision for income taxes also includes the mining royalties from Peru and Mexico and the Peruvian special mining tax.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three-month period ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Copper Sales (million pounds)	2024	2023	Variance	% Change
Peruvian operations	215.0	187.8	27.2	14.5%
Mexican open‑pit	307.1	315.9	(8.8)	(2.8)%
Mexican IMMSA unit	7.9	5.3	2.6	49.1%
Other and intersegment elimination	(11.5)	(4.7)	(6.8)	144.7%
Total copper sales	518.5	504.3	14.2	2.8%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three-month period ended March 31, 2024 and 2023:

	Three Months Ended March 31,
By‑product Sales (million pounds, except silver—million ounces)	2024	2023	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	7.3	5.4	1.9	35.2%
Silver	1.4	1.1	0.3	27.3%
Mexican open‑pit operations:
Molybdenum contained in concentrate	8.2	8.9	(0.7)	(7.9)%
Zinc	4.8	—	4.8	—%
Silver	2.9	2.9	—	—%
IMMSA unit
Zinc‑refined and in concentrate	51.7	58.4	(6.7)	(11.5)%
Silver	1.7	1.9	(0.2)	(10.5)%
Other and intersegment elimination
Silver	(0.9)	(0.8)	(0.1)	12.5%
Total by‑product sales
Molybdenum contained in concentrate	15.5	14.3	1.2	8.4%
Zinc‑refined and in concentrate	56.6	58.4	(1.8)	(3.1)%
Silver	5.1	5.1	—	(0.0)%

Peruvian Open-pit Operations:

	Three Months Ended March 31,
	2024	2023	Variance	% Change
Net sales	$1,028.7	$1,025.7	$3.0	0.3%
Operating costs and expenses	(571.2)	(576.5)	5.3	(0.9)%
Operating income	$457.5	$449.2	$8.3	1.8%

Net sales in the first quarter of 2024 increased by $3.0 million versus the figure in 2023. This increase was driven by an uptick in sales volumes of copper (+14.5%), molybdenum (+35.2%), and silver (+27.3%), alongside a by higher silver prices (+3.6%). This positive effect was nonetheless offset by lower prices for copper (-5.4% - LME) and molybdenum (-38.1%).

Operating costs and expenses were $571.2 million in the first quarter of 2024 compared to $576.5 million in the same period of 2023. The decrease of $5.3 million was primarily due to:

Operating costs and expenses for the first quarter of 2023			$576.5
Less:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to:		(14.5)
	- Inventory variance	(11.3)
	- Sales expenses	(10.3)
	- Workers Participation	(7.8)
	- Other net	(0.2)
	- Repairing materials, principally heavy equipment spare parts	15.1
•	Decrease in depreciation, amortization and depletion expense.		(0.2)
Plus:
•	Increase in cost of metals purchased from third parties.		7.8
•	Increase in exploration expenses.		1.2
•	Increase in selling, general and administrative expenses.		0.4
Operating costs and expenses for the first quarter of 2024			$571.2

Mexican Open-pit Operations:

	Three Months Ended March 31,
	2024	2023	Variance	% Change
Net sales	$1,466.0	$1,626.9	$(160.9)	(9.9)%
Operating costs and expenses	(715.0)	(711.1)	(3.9)	0.5%
Operating income	$751.0	$915.8	$(164.8)	(18.0)%

Net sales in the first quarter of 2024 decreased by $160.9 million versus the figure in 2023. This drop was driven by a reduction in the sales volumes of copper (-2.8%) and molybdenum (-7.9%) and by lower prices for copper (-5.4% - LME) and molybdenum (-38.1%). Higher silver prices (+3.6%) and production start-up at the new zinc concentrator slightly offset the aforementioned reduction.

Operating costs and expenses were $715.0 million in the first quarter of 2024 compared to $711.1 million in the same period of 2023. The increase of $3.9 million was primarily due to:

Operating costs and expenses for the first quarter of 2023			$711.1
Plus:
•	Increase in depreciation, amortization and depletion expense.		24.2
•	Increase in exploration expense.		2.3
•	Increase in selling, general and administrative expenses.		1.2
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		0.3
	- Repairing materials, principally heavy equipment spare parts	17.1
	- Fuel	15.3
	- Energy costs	(9.9)
	- Inventory variance	(7.1)
	- Leachable material	(5.2)
	- Workers participation	(5.0)
	- Other net	(4.9)
Less:
•	Decrease in volume and cost of metals purchased from third parties.		(24.1)
Operating costs and expenses for the first quarter of 2024			$715.0

Mexican Underground Operations (IMMSA):

	Three Months Ended March 31,
	2024	2023	Variance	% Change
Net sales	$146.4	$179.5	$(33.1)	(18.4)%
Operating costs and expenses	(153.2)	(178.1)	24.9	(14.0)%
Operating income	$(6.8)	$1.4	$(8.2)	(585.7)%

Net sales in the first quarter of 2024 decreased by $33.1 million versus the figure in 2023. This decline was primarily fueled by reduced sales volumes of zinc (-11.3%) and silver (-10.5%) and by lower prices for copper (-5.4% - LME) and zinc (-21.8%). Growth in sales volumes of copper (+49.1%) and higher silver prices (+3.6%) slightly offset the aforementioned decline.

Operating costs and expenses were $153.2 million in the first quarter of 2024 compared to $178.1 million in the same period of 2023. The decrease of $24.9 million was primarily due to:

Operating costs and expenses for the first quarter of 2023			$178.1
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		(16.7)
	- Inventory variance	(19.7)
	- Exchange rate variance	(5.2)
	- Other net	(0.8)
	- Energy costs	4.6
	- Labor costs	4.4
•	Decrease in volume and cost of metals purchased from third parties.		(9.1)
•	Decreaser in exploration expense.		(0.4)
•	Decrease in selling, general and administrative expenses.		(0.4)
Plus:
•	Increase in depreciation, amortization and depletion expense.		1.7
Operating costs and expenses for the first quarter of 2024			$153.2

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the three-month period ended March 31, 2024 and 2023 (in millions):

	2024	2023	Variance
Net cash provided by operating activities	$659.7	$1,185.2	$(525.5)
Net cash used in investing activities	$56.2	$(170.4)	$226.6
Net cash used in financing activities	$(620.1)	$(774.7)	$154.6

Net cash provided by operating activities:

The change in net cash from operating activities for the three-month period ended March 31, 2024 and 2023 include, in millions, the following significant items:

	2024	2023	Variance	% Change
Net income	$738.8	$815.9	$(77.1)	(9.4)%
Depreciation, amortization and depletion	209.0	203.7	5.3	2.6%
(Benefit) provision for deferred income taxes	19.1	(18.4)	37.5	(203.8)%
Loss on foreign currency transaction effect	3.8	6.5	(2.7)	(41.5)%
Other adjustments to net income	(0.2)	13.9	(14.1)	(101.4)%
Operating assets and liabilities	(310.8)	163.6	(474.4)	(290.0)%
Net cash provided by operating activities	$659.7	$1,185.2	$(525.5)	(44.3)%

Three months ended March 31, 2024: Net income was $738.8 million, which represented approximately 111.9% of the net operating cash flow. The cash flow from operating assets and liabilities decreased by $310.8 million due to the following:

●	$301.6 million increase in other operating assets and liabilities, net.
●	$8.2 million net increase in inventory
●	$1.0 million decrease in net, accounts payable and receivable at our Peruvian and Mexican operations

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

Net cash used in investing activities:

Three months ended March 31, 2024: Net cash used in investing activities included $213.8 million for capital investments. Capital investments included:

●	$143.3 million of investments at our Mexican operations:
●	$31.8 million for the IMMSA unit,
●	$31.6 million for the tailing deposits of new concentrator,
●	$13.2 million for Buenavista Zinc project,
●	$8.3 million for Bella Union mine,
●	$45.6 million for various replacement and maintenance expenditures, and
●	$12.8 million in capital expenditures incurred but not yet paid.

●	$70.5 million of investments at our Peruvian operations:
●	$5.3 HPGR optimization at Cuajone,
●	$2.9 million for the maintenance workshops at Cuajone,
●	$1.0 million for the relocation of the leaching crusher at Toquepala,
●	$0.8 million for the Maintenance workshops at Toquepala concentrator,
●	$0.2 Quebrada Honda filter plant,
●	$56.5 million for various other replacement and maintenance expenditures, and
●	$3.8 million in capital expenditures incurred but not yet paid.

Investment activities in the first three months of 2024 included $270.0 million of net proceeds of short-term investments.

Three months ended March 31, 2023: Net cash used in investing activities included $238.1 million for capital investments. The capital investments included:

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

Dividends:

On April 18, 2024, the Board of Directors authorized a quarterly stock dividend of 0.0104 shares of common stock per share of common stock, payable on May 23, 2024 to shareholders of record at the close of business on May 8, 2024.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $115.13, which is the average of the high and low share price on April 18, 2024

Shareholders will not be required to take any action to receive the stock dividend. After the payment date, shareholders' book entry accounts will be credited with the additional shares that represent the stock dividend. When shares are held in a brokerage account in the name of a broker, the additional shares will be distributed to the broker on the shareholder's behalf. The stock dividend is administered by Computershare, the Company's transfer agent.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the first quarter of 2024. Please see item 7 in Part II of our 2023 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 37) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
		$ per		$ per
	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$1,157.6	$2.27	$1,194.2	$2.53
Add:
Selling, general and administrative	30.8	0.06	30.4	0.06
Sales premiums, net of treatment and refining charges	(4.9)	(0.01)	(7.4)	(0.02)
Less:
Workers’ participation	(59.9)	(0.12)	(72.8)	(0.15)
Cost of metals purchased from third parties	(34.5)	(0.07)	(62.3)	(0.13)
Royalty charge and other, net	(6.0)	(0.01)	(45.3)	(0.10)
Inventory change	(4.1)	(0.01)	(49.1)	(0.10)
Operating Cash Cost before by‑product revenues	$1,079.0	$2.11	$987.7	$2.09
Add:
By‑product revenues(1)	(520.4)	(1.02)	(620.6)	(1.31)
Net revenue on sale of metal purchased from third parties	(11.8)	(0.02)	(10.0)	(0.02)
Add:
Total by‑product revenues	(532.2)	(1.04)	(630.6)	(1.33)
Operating Cash Cost net of by‑product revenues	$546.8	$1.07	$357.1	$0.76
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
		$ per		$ per
	$ millions	pound	$ millions	pound
Molybdenum	$(273.5)	$(0.54)	$(301.7)	$(0.64)
Silver	(102.1)	(0.20)	(112.2)	(0.24)
Zinc	(45.7)	(0.09)	(70.4)	(0.15)
Sulfuric Acid	(69.3)	(0.14)	(89.5)	(0.19)
Gold and others	(29.8)	(0.06)	(46.8)	(0.09)
Total	$(520.4)	$(1.02)	$(620.6)	$(1.31)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended March 31, 2024.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Given that our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three-month period ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Peru:
Peruvian inflation rate	1.6%	1.8%
Initial exchange rate	3.713	3.820
Closing exchange rate	3.721	3.765
Appreciation/(devaluation)	(0.2)%	1.4%
Mexico:
Mexican inflation rate	1.4%	1.5%
Initial exchange rate	16.894	19.362
Closing exchange rate	16.678	18.105
Appreciation/(devaluation)	1.3%	6.5%

Change in monetary position:

Assuming an exchange rate variance of 10% at March 31, 2024, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$16.4
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(20.0)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(32.0)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$26.2

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended March 31, 2024.

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

As of March 31, 2024, we held no derivative instruments.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2024, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2024, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of March 31, 2024, the related condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders’ equity for the three-month periods ended March 31, 2024, and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of earnings, comprehensive income, cash flows and stockholders’ equity for the year then ended (not presented herein); and in our report dated February 29, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 30, 2024

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

The Company's operations and financial results are subject to various risks and uncertainties, including those described in “Risk Factors” included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. The following supplements and updates the risk factor previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

None.

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

4.9	Form of 5.250% Notes due 2042. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012, and incorporated herein by reference).

4.10

Fifth Supplemental Indenture dated as of April 23, 2015, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 3.875% Notes due 2025 were issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 24, 2015, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
4.11

Sixth Supplemental Indenture, dated as of April 23, 2015, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.875% Notes due 2045 were issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 24, 2015, and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2024 and 2023; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iii) the Condensed Consolidated Balance Sheet at March 31, 2024 and December 31, 2023; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2024 and 2023; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

April 30, 2024

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

April 30, 2024