Form 10-Q
period 2024-06-30
SOUTHERN COPPER CORP/
filed 2024-08-02
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

As of July 30, 2024 there were outstanding 781,159,261 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions, except for per share amounts)
Net sales (including sales to related parties, see note 5)	$3,118.3	$2,300.7	$5,718.1	$5,094.6
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	1,248.9	1,147.7	2,406.5	2,341.9
Selling, general and administrative	33.9	31.0	64.8	61.4
Depreciation, amortization and depletion	209.6	209.2	418.6	412.9
Exploration	18.6	12.1	31.2	24.0
Total operating costs and expenses	1,511.0	1,400.0	2,921.1	2,840.2

Operating income	1,607.3	900.7	2,797.0	2,254.4

Interest expense	(94.1)	(94.0)	(188.3)	(188.2)
Capitalized interest	10.8	12.4	24.5	23.9
Other income (expense)	(19.9)	5.6	(0.9)	16.1
Interest income	26.5	23.2	53.8	44.5
Income before income taxes	1,530.6	847.9	2,686.2	2,150.7
Income taxes (including royalty taxes, see Note 4)	578.8	294.5	1,002.1	774.9
Net income before equity earnings of affiliate	951.8	553.4	1,684.0	1,375.8
Equity (loss) earnings of affiliate, net of income tax	2.0	(3.8)	8.6	(10.2)
Net income	953.8	549.6	1,692.6	1,365.6
Less: Net income attributable to the non-controlling interest	3.6	2.1	6.4	4.9
Net income attributable to SCC	$950.2	$547.5	$1,686.2	$1,360.7
Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$1.22	$0.71	$2.17	$1.76

Weighted average shares outstanding-basic and diluted	777.9	773.1	775.5	773.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
COMPREHENSIVE INCOME:
Net income and comprehensive income	$953.8	$549.6	$1,692.6	$1,365.6
Other comprehensive income (loss) net of tax:
Total other comprehensive income (loss)	—	—	—	—
Total comprehensive income	953.8	549.6	1,692.6	1,365.6
Comprehensive income attributable to the non-controlling interest	3.6	2.1	6.4	4.9
Comprehensive income attributable to SCC	$950.2	$547.5	$1,686.2	$1,360.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,875.3	$1,151.5
Short-term investments	329.1	599.3
Accounts receivable trade	1,622.3	1,141.1
Accounts receivable other (including related parties 2024- $16.9 and 2023 - $27.3)	81.7	87.2
Inventories	1,017.2	1,016.9
Prepaid taxes	381.4	395.4
Other current assets	26.7	38.1
Total current assets	5,333.7	4,429.5

Property and mine development, net	9,871.5	9,782.9
Ore stockpiles on leach pads	1,146.4	1,121.7
Intangible assets, net	127.3	130.2
Right-of-use assets	745.4	775.4
Deferred income tax	269.0	256.1
Equity method investment	114.5	108.2
Other non-current assets	169.9	121.3
Total assets	$17,777.7	$16,725.3

LIABILITIES
Current liabilities:
Current portion of long-term debt	$499.5	$—
Accounts payable (including related parties 2024- $61.8 and 2023- $93.6)	647.2	652.6
Accrued income taxes	364.8	278.3
Accrued workers’ participation	159.2	245.7
Accrued interest	97.1	97.1
Lease liabilities current	76.9	78.0
Other accrued liabilities	53.5	36.8
Total current liabilities	1,898.2	1,388.5

Long-term debt	5,757.0	6,254.6
Lease liabilities	668.5	697.4
Deferred income taxes	158.8	132.2
Non-current taxes payable	80.7	92.7
Other liabilities and reserves	35.1	66.2
Asset retirement obligation	619.2	612.5
Total non-current liabilities	7,319.3	7,855.6

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY (NOTE 11)
Common stock par value $0.01; shares authorized, 2024 and 2023–2,000; shares issued, 2024 and 2023–884.6	8.8	8.8
Additional paid-in capital	4,256.9	3,532.8
Retained earnings	7,180.9	7,033.5
Accumulated other comprehensive income	(8.0)	(8.0)
Treasury stock, at cost, common shares	(2,946.2)	(3,149.0)
Total Southern Copper Corporation stockholders’ equity	8,492.5	7,418.1
Non-controlling interest	67.7	63.1
Total equity	8,560.2	7,481.2
Total liabilities and equity	$17,777.7	$16,725.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
OPERATING ACTIVITIES
Net income	$953.8	$549.6	$1,692.6	$1,365.6
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	209.6	209.2	418.6	412.9
Equity earnings of affiliate, net of dividends received	(0.6)	4.2	(6.4)	10.6
Loss (gain) on foreign currency transaction effect	(8.1)	4.6	(4.3)	11.1
Provision for deferred income taxes	4.0	24.7	23.2	6.3
Other, net	5.5	7.0	11.1	14.5
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(328.3)	194.7	(481.2)	326.2
(Increase) decrease in inventories	(16.7)	(14.0)	(24.9)	15.6
(Decrease) in accounts payable and accrued liabilities	(145.6)	(185.5)	6.2	(172.8)
Decrease (increase) in other operating assets and liabilities	288.5	2.6	(13.1)	(7.7)
Net cash provided by operating activities	962.1	797.1	1,621.8	1,982.3
INVESTING ACTIVITIES
Capital expenditures	(331.8)	(252.5)	(545.6)	(490.6)
Proceeds from sale of short-term investments, net	0.1	140.3	270.1	208.0
Other	—	0.1	—	0.1
Net cash used in investing activities	(331.7)	(112.1)	(275.5)	(282.5)
FINANCING ACTIVITIES
Cash dividends paid to common stockholders	—	(773.1)	(618.5)	(1,546.2)
Other, net	—	(2.7)	(1.6)	(4.3)
Net cash used in financing activities	—	(775.8)	(620.1)	(1,550.5)
Effect of exchange rate changes on cash and cash equivalents	(7.3)	(10.0)	(2.4)	(20.0)
(Decrease) increase in cash and cash equivalents	623.1	(100.8)	723.8	129.3
Cash and cash equivalents, at beginning of period	1,252.2	2,299.8	1,151.5	2,069.7
Cash and cash equivalents, at end of period	$1,875.3	$2,199.0	$1,875.3	$2,199.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2024	2023	2024	2023

	(in millions)
TOTAL EQUITY, beginning of period	$7,605.9	$8,188.4	$7,481.2	$8,146.9
STOCKHOLDERS’ EQUITY, beginning of period	7,541.7	8,124.8	7,418.1	8,084.2
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	3,541.4	3,497.7	3,532.8	3,489.7
Dividend paid in Common Stock	726.1	—	726.1	—
Other activity of the period	(10.6)	17.1	(2.0)	25.1
Balance at end of period	4,256.9	3,514.8	4,256.9	3,514.8
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the period	(2,766.6)	(2,766.8)	(2,766.7)	(2,766.9)
Dividend paid in Common Stock	199.5	—	199.5	—
Used for corporate purposes	0.2	—	0.2	0.1
Balance at end of period	(2,567.0)	(2,766.8)	(2,567.0)	(2,766.8)
Parent Company common shares
Balance at beginning of period	(390.6)	(348.3)	(382.3)	(340.7)
Other activity, including dividend, interest and foreign currency transaction effect	11.3	(16.7)	3.1	(24.3)
Balance at end of period	(379.3)	(365.0)	(379.3)	(365.0)
Treasury stock balance at end of period	(2,946.2)	(3,131.8)	(2,946.2)	(3,131.8)
RETAINED EARNINGS:
Balance at beginning of period	7,156.7	7,742.4	7,033.5	7,702.3
Net earnings	950.2	547.5	1,686.2	1,360.7
Dividends declared and paid, common stock, per share, 2024- '$2.00, 2023– '$2.25	—	(773.1)	(618.5)	(1,546.2)
Dividend paid in Common Stock	(925.6)	—	(925.6)	—
Other activity of the period	(0.4)	—	5.3	—
Balance at end of period	7,180.9	7,516.8	7,180.9	7,516.8
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of the period	(8.0)	(9.0)	(8.0)	(9.0)
Other comprehensive income (loss)	—	—	—	—
Balance at end of the period	(8.0)	(9.0)	(8.0)	(9.0)
STOCKHOLDERS’ EQUITY, end of period	8,492.5	7,899.6	8,492.5	7,899.6
NON-CONTROLLING INTEREST, beginning of period	64.2	63.6	63.1	62.7
Net earnings	3.6	2.1	6.4	4.9
Distributions paid	(0.1)	(2.7)	(1.8)	(4.6)
NON-CONTROLLING INTEREST, end of period	67.7	63.0	67.7	63.0
TOTAL EQUITY, end of period	$8,560.2	$7,962.6	$8,560.2	$7,962.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of June 30, 2024, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of June 30, 2024 and the results of operations, comprehensive income, cash flows and changes in equity for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. The December 31, 2023 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2023 and notes included in the Company’s 2023 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows (in millions):

	At June 30,	At December 31,
	2024	2023
Trading securities	$328.9	$599.1
Weighted average interest rate	5.5%	5.7%

Available-for-sale	$0.2	$0.2
Weighted average interest rate	0.8%	0.8%
Total	$329.1	$599.3

Trading securities consisted of bonds issued by public companies and were publicly traded. Each financial instrument was independent of the others. The Company had the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and as of June 30, 2024, and December 31, 2023, included asset and mortgage-backed obligations. As of June 30, 2024 and December 31, 2023, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Six months ended
	June 30,				June 30,
	2024		2023		2024		2023
Trading:
Interest earned		$7.6		$3.5		$13.7		$6.9
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)	$	(*)	$	(*)

Available-for-sale:
Interest earned	$	(*)	$	(*)	$	(*)	$	(*)
Investment redeemed		$—		$—		$—		$—

(*) Less than $0.1 million.

NOTE 3 — INVENTORIES:

Inventories were as follows:

	At June 30,	At December 31,
(in millions)	2024	2023
Inventory, current:
Metals at average cost:
Finished goods	$58.9	$68.8
Work-in-process	308.4	313.0
Ore stockpiles on leach pads	227.6	230.9
Supplies at average cost	422.3	404.2
Total current inventory	$1,017.2	$1,016.9
Inventory, long-term:
Ore stockpiles on leach pads	$1,146.4	$1,121.7

During the six-month period ended June 30, 2024 and 2023, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $128.8 million and $147.0 million, respectively. Leaching inventories recognized in cost of sales amounted to $107.5 million and $141.4 million for the six months ended June 30, 2024 and 2023 respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the six-month period ended June 30, 2024 and 2023 consisted of (in millions):

	2024	2023
Statutory income tax provision	$852.3	$649.2
Peruvian royalty	29.1	18.7
Mexican royalty	75.7	72.3
Peruvian special mining tax	45.0	34.7
Total income tax provision	$1,002.1	$774.9

Effective income tax rate	37.3%	36.0%

These provisions include income taxes for Peru, Mexico and the United States. The Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The increase in the effective income tax rate in 2024 compared to the same period in 2023 was primarily attributable to a movement in exchange rates of the Mexican peso versus the U.S. dollar.

Peruvian royalty and special mining tax: The Company has accrued $74.1 million and $53.4 million of royalty charge and special mining tax as part of the income tax provision for the first six months of 2024 and 2023, respectively.

Mexican mining royalty: The Company has accrued $75.7 million and $72.3 million of royalty taxes as part of the income tax provision for the first six months of 2024 and 2023, respectively.

Accounting for uncertainty in income taxes: In the first six months of 2024, the Company made payments for uncertain tax positions of $72.5 million and $17.2 million in the Peruvian and Mexican jurisdictions respectively. The Company also recorded current and non-current liabilities for the Peruvian and Mexican jurisdictions that increased the tax expense by approximately $10.0 million and $12.1 million respectively. The Company has a net current liability of $18.3 million and $13.2 million in the Peruvian and Mexican jurisdictions respectively that represents anticipated cash refunds or payments within 12 months.

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

Receivable and payable balances with related parties are shown below (in millions):

	At June 30,	At December 31,
	2024	2023
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$7.7	$9.4
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	(*)	(*)
Ferrocarril Mexicano, S.A. de C.V.	(*)	(*)
Mexico Generadora de Energia S. de R.L. ("MGE")	8.1	17.1
Mexico Compania Constructora S.A de C.V.	(*)	(*)

Related to the controlling group:
Empresarios Industriales de Mexico, S.A. de C.V.	0.6	0.6
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.4	0.1
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
	$16.9	$27.3

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO	$6.2	$5.0
Asarco LLC	14.9	13.8
Eolica El Retiro, S.A.P.I. de C.V.	2.6	0.2
Ferrocarril Mexicano, S.A. de C.V.	6.1	7.9
Grupo Mexico Servicios	3.5	2.7
MGE	19.9	50.3
Mexico Compania Constructora S.A de C.V.	7.1	9.5
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.7	3.5
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.4	0.3
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	0.1	0.3
Operadora de Cinemas, S.A. de C.V.	0.3	0.1
	$61.8	$93.6

(*) Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the six-month period ended June 30, 2024 and 2023 (in millions):

	2024	2023
Purchase activity
Asarco LLC	$2.7	$29.5
Eolica El Retiro, S.A.P.I. de C.V.	4.0	1.5
Ferrocarril Mexicano, S.A. de C.V.	24.0	28.9
Grupo Mexico Servicios	10.1	10.1
AMMINCO	5.0	5.0
MGE	92.3	116.4
Mexico Compania Constructora S.A. de C.V.	44.0	24.1
Grupo Mexico Servicios de Ingenieria S. A. de C.V.	9.5	7.9
Total purchases	$191.6	$223.4
Sales activity
Asarco LLC	$14.3	$17.3
AMMINCO	(*)	(*)
Ferrocarril Mexicano, S.A. de C.V.	(*)	—
MGE	23.3	28.3
Total sales	$37.6	$45.6

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

In the first six months of 2024, the Company donated $1.5 million to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations. In the same period of 2023, the Company donated $2.0 million to this organization.

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

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying approximately 7.0% of its power output to third-party energy users, compared to 4.0% as of June 30, 2023.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro. Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica el Retiro supplies approximately 37.0% of its power output to IMMSA and Mexcobre, compared to 18.5% as of June 30, 2023.

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

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the six-month period ended June 30, 2024 and 2023 (in millions):

	2024	2023
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.3	$0.3
Mextransport	1.2	1.3
Operadora de Cinemas S.A. de C.V.	0.2	0.2
Total purchases	$1.7	$1.8

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$0.1
Empresarios Industriales de Mexico, S.A. de C.V.	0.1	—
Mextransport	1.2	1.1
Operadora de Cinemas S.A. de C.V.	0.1	0.1
Total sales	$1.5	$1.3

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

In addition, the Company has a 30.0% participation in Apu Coropuna S.R.L. (“Apu Coropuna”), which it accounts for on the equity method. Apu Coropuna is a company that performs exploration activities in the Pucay prospect, located in Arequipa, Peru. The exploration results were not favorable; consequently, the Company is evaluating liquidating its participation in this company.

It is anticipated that in the future the Company will enter into similar transactions with these same parties.

NOTE 6 — LEASES:

The Company has operating leases for power generating facilities, vehicles and properties. The Company recognizes leasing expenses for these leases on a straight-line basis over the lease term. Some of the Company’s leases include both lease and non-lease components which are accounted for separately. The Company’s leases have remaining lease terms of one year to nine years, and do not include options to extend the leases. The Company’s lease agreements do not contain options to purchase the leased assets or to terminate the leases before the expiration date. In addition, the Company’s lease contracts have no material residual value guarantees or material restrictive covenants. As none of the Company’s leases stipulates an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The weighted average remaining lease term for the Company’s leases is approximately eight years, and the weighted average discount rate for these leases is 4.00%.

The operating lease expense recognized in the six-month period ended June 30, 2024 and 2023 was classified as follows (in millions):

Classification	2024	2023
Cost of sales (exclusive of depreciation, amortization and depletion)	$48.7	$58.2
Selling, general and administrative	(*)	0.1
Exploration	0.1	(*)
Total lease expense	$48.8	$58.3

(*) amount is lower than $0.1 million

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2024	$56.5
2025	106.9
2026	106.7
2027	106.3
2028	106.0
After 2028	422.1
Total lease payments	$904.5
Less: interest on lease liabilities	(159.2)
Present value of lease payments	$745.4

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

On July 20, 2021, the Peruvian Government published Law 31347, which requires companies in the production stage to set aside additional guarantees for progressive closure of its operations. The resources that back these guarantees will be returned to the Company when activities cease and the regulatory agency verifies that all closure measures have been satisfactorily completed. Under this Law, companies must include activities for environmental remediation within the closure schedule and assume costs associated with environmental impacts that are identified during audits. As of June 30, 2024, the regulation attached to this Law had yet to be published. The Company is currently evaluating the possible financial impact of the Law but cannot fully estimate the magnitude until the Law’s regulation is published.

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

In the first six months of 2024, the Company adjusted its estimate for the asset retirement obligation due to an update of the closure plan for its Ilo facility. The effect was a decrease in the asset retirement obligation to the order of $3.2 million.

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

In the first six months of 2024, the Company adjusted its estimate for the asset retirement obligation for its Mexican operations following a detailed review of the closing activities required. The effect was a decrease in the asset retirement obligation to the order of $4.5 million.

The following table summarizes the asset retirement obligation activity for the six-month period ended June 30, 2024 and 2023 (in millions):

	2024	2023
Balance as of January 1	$612.6	$585.3
Changes in estimates	(7.7)	—
Closure payments	—	(0.3)
Accretion expense	14.3	12.9
Balance as of June 30,	$619.2	$597.9

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

The components of net periodic benefit costs for the six-month period ended June 30, 2024 and 2023 are as follows (in millions):

(in millions)	2024	2023
Service cost	$1.3	$1.0
Interest cost	2.0	1.7
Expected return on plan assets	(3.2)	(2.7)
Amortization of prior service cost / (credit)	0.2	0.2
Amortization of net loss/(gain)	—	—
Net periodic benefit cost	$0.3	$0.2

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

The components of net periodic benefit cost for the six-month period ended June 30, 2024 and 2023 are as follows (in millions):

(in millions)	2024	2023
Interest cost	$1.1	$1.0
Amortization of net loss (gain)	—	—
Amortization of prior service cost/ (credit)	—	—
Net periodic benefit cost	$1.1	$1.0

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

Environmental capital investments in the six-month period ended June 30, 2024 and 2023 were as follows (in millions):

	2024	2023
Peruvian operations	$2.0	$3.5
Mexican operations	92.8	43.9
	$94.8	$47.4

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defined new AQS for daily sulfur dioxide in the air. As of June 30, 2024, the Company maintains the daily average level of µg/m3 of SO2, below the requirement of the AQS.

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

It should be noted that the Supreme Court of Justice of Peru has already issued a final ruling on the Carpio Lazo case challenging the approval of the Environmental Impact Assessment (EIA) of the Tía Maria project (notified on February 22, 2022), which ratified the legality of said Environmental Impact Assessment. The Judiciary recognized SPCC's strict compliance with all applicable environmental regulations during the approval stages of the Tía María EIA. This decision should have a favorable impact on the cases described below:

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of June 30, 2024, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. Oral arguments took place on July 19, 2019. On January 7, 2020, the Judge decided to suspend the proceedings until the del Carpio Lazo case is concluded. On March 8, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On September 7, 2023, the Judge cancelled the suspension and declared the case ready for a resolution. On May 18, 2024, the Judge declared, once again, that the case was ready for resolution. As of June 30, 2024, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. In May 2016, the Company was included in the process after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazo case is concluded. On March 11, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On January 5, 2024, SCC´s Peruvian Branch reiterated its petition to continue the process given that a final decision has already been handed down in Carpio Lazo case. As of June 30, 2024, the case remains pending resolution.

The Gobierno Regional de Arequipa case is currently before the Superior Court. The Company answered the complaint on September 15, 2020. On February 8, 2021, the Judge decided to suspend the proceeding until the del Carpio Lazo case was concluded. On March 24, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On March 28, 2022, the Judge cancelled the suspension. On May 24, 2022, the parties presented their closing arguments. On March 15, 2023, the Judge dismissed the lawsuit. The plaintiff missed the chance to appeal the ruling, therefore, the Judge declared the case had concluded in favor of SCC’s Peruvian Branch. On October 20, 2023 the Superior Court declared that the plaintiff had not been properly informed of the ruling and ordered issuance of a new notification of the First Instance ruling. The Superior Court instructed the First Instance Court to inform the Gobierno Regional de Arequipa that it must establish a new address to ensure proper notification. On April 16, 2024, the Gobierno Regional de Arequipa filed an appeal against the first instance decision. The Superior court notified the Company of the appeal, and SCC responded on June 10, 2024. An oral hearing is scheduled for August 7, 2024. As of June 30, 2024, the case is pending resolution.

The Municipalidad Distrital de Dean Valdivia case is currently before the lower court. On August 17, 2022, the Company was formally notified of the lawsuit and answered the complaint on September 2, 2022. SCC’s Peruvian Branch informed the Court the result of the del Carpio Lazo case. As of June 30, 2024, the case is pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization since 1995. Following a motion filed by the Peruvian Branch, the lower court included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. On July 2, 2022, the case was temporarily archived. On May 26, 2023, the Judge ordered termination of the proceeding due to the lack of interest of the plaintiff. On June 2, 2023, the plaintiff appealed the termination of the proceeding. On September 18, 2023, the Superior Court reversed the termination and ordered the Judge to continue the proceeding. As of June 30, 2024, the case is pending resolution.

SCC’s Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. The amount of this contingency cannot be reasonably estimated by management at this time.

Mexican operations:

The Accidental Spill at Buenavista Mine of 2014

Regarding the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of June 30, 2024. On October 12, 2023, SEMARNAT publicly announced the filing of another criminal complaint regarding the Sonora River spill, arguing that remediation of damages to the river was incomplete and compensation for said damages was insufficient. The Company has been directed to provide information regarding remediation activities and compensation for damages. In due course, BVC will analyze this new complaint. Nonetheless, the Company strongly believes that it has duly completed all remediation and compensation-related activities as required by the competent Mexican authorities and as such, this new complaint lacks merit.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. As of June 30, 2024, three lawsuits are still pending: two were filed by Acciones Colectivas de Sinaloa, A.C. and one, by Defensa Colectiva, A.C.; requesting precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. In the last quarter of 2018, BVC was served with other three civil action lawsuits, claiming similar damages, these lawsuits were filed by Los Corrales de la Estancia, S.C. de R.L.; Jose Antonio Navarro; Jesus Maria Peña Molina, et al; these three actions were dismissed by the court, because they have expired. As of June 30, 2024, forty-five cases were pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. With regard to the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures. This public meeting will have no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, it has informed the corresponding Judge about its compliance with the resolution, in which BVC was required to implement additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, with six months granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions imposed. The foregoing does not impact BVC’s operations. Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of June 30, 2024, the remaining cases were pending resolution.

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

Labor matters:

Peruvian operations: 57.9% of the Company's 5,157 Peruvian employees were unionized as of June 30, 2024. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation. Currently, the Company has bargaining agreements with the six unions.

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

In the second quarter of 2024, meetings were held with five of the Company's six unions. At the meetings, the unions collectively emphasized their requests petition for a "Productivity Bonus" starting in 2024. Additionally, the unions requested that discussions regarding their collective labor agreements move forward. The Company is still evaluating this request.

The Company maintains permanent communication with union representatives to ensure labor harmony and proper management of labor relations. Southern Peru has collective bargaining agreements with each of the six unions, the earliest expiration of these agreements is in 2024 and the latest, in 2027. These agreements regulate benefits related to remuneration and working conditions.

An important development in labor relations with the Company´s unions stems from a ruling by the Peruvian Supreme Court that was notified to the Company on October 23, 2023. After 12 years of litigation, the Court ruled in favor of the Company to settle a suit involving a worker payment the amount of S/11,000 (approximately $2,866.8) that a lower court had ordered the Company to pay to one of the unions in 2011. The Company had been legally pursuing recovery of the total amount paid to the workers. The union has expressed its intention to comply with the court order and to reach an agreement to return the amount paid by the Company.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement in their labor environment, as workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martin mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martin mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice. Such challenges were dismissed by the Supreme Court. Consequently, on September 6, 2021, the Federal Mediation and Arbitration Board issued a new resolution determining that, based on the documents submitted by the National Federation of Independent Unions and given the status of the strike until 2018, it was not possible to create a registry of workers holding a right to vote. Therefore, in case of a strike, any collective bargaining proceedings shall remain suspended. On June 9, 2023, the Federal Mediation and Arbitration Board, in a ruling that veered from its previous stance, did not recognize the common representatives of the coalition workers and consequently ruled that the agreement which such representatives had made with the Company to lift the strike in 2018 lacked validity. Notwithstanding, on June 14, 2023 the Federal Mediation and Arbitration Board handed down a ruling that terminated the strike and ordered workers to resume activities within 15 days. The Mining Union filed a protective action (Amparo) against this resolution, which is pending resolution as of June 30, 2024.

Additionally, the Mining Union filed a complaint before the Government of the United States of America under the rules of the Rapid Response Mechanism contained in the Mexico-United States-Canada Treaty (“T-MEC”), alleging denial of free association rights. On April 26, 2024, the arbitration panel of the Labor Rapid Response Mechanism ruled in favor of the Government of Mexico, determining that they did not have jurisdiction to rule on the denial of union rights at the mine. The Company collaborated by providing background information on the case and followed up every stage of the arbitration.

The Company´s operations at the San Martin unit continue to evolve normally and the conflict is expected to be resolved in accordance with the legal framework set by labor authorities; any actions taken will respect the will of the workers

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of June 30, 2024, the case was pending resolution without further developments.

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

In 2021, the Company signed social agreements with the Michiquillay and La Encañada communities. In addition, in October 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed environmental impact study for the project. In the last quarter of 2022, the Company informed MINEM that exploration activities had begun and that it initiated an in-depth assessment of existing mineral resources. In 2023, in accordance with the social agreements with the Michiquillay and La Encañada communities, the Company has hired unskilled labor and is paying for the use of surface land. The Company is supporting social programs in both communities. Additionally, the Company continues exploration activities on this project and as of June 30, 2024, total advancement on the project stood at 30%. We have drilled 104,000 meters and obtained 33,991 core samples for chemical analysis. Diamond drilling is underway, which will provide data for cross-section interpretation, geological modeling and resource evaluation. We expect to begin hydrogeological and geotechnical studies soon, and will also assess the results of metallurgical testing at the deposit.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $116.0 million). In relation to this commitment, the Company has completed the construction of a school with an investment of S/18.8 million (approximately $4.9 million) and agricultural infrastructure projects and studies with an investment of S/112.0 million (approximately $29.2 million). Among the most important projects are the construction of the Cularjahuira dam for S/15.6 million (approximately $4.1 million) and is preparing the engineering study for the Callazas dam for S/2.6 million (approximately $0.7 million). Aditionally, the Company has committed S/ 60.4 million ($15.7 million) to basic infrastructure projects, including a drinking water project for S/ 9.6 million (approximately $2.5 million) which was recently completed.

As the Toquepala expansion project was completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $21.4 million in its consolidated financial statements as of June 30, 2024.

In addition, the Company has committed S/102.1 million (approximately $26.6 million) for the construction of a high-achievement school in the Tacna region under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes..

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs to determine how the Company can contribute to sustainable development in the region. Although the development roundtable is not currently meeting, during previous sessions it discussed the possibility of creating a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $260.6 million). While the final funding agreement has yet to be signed, the Company has already committed to contributing S/251.3 million (approximately $65.5 million) to different projects, including S/108.4 million (approximately $28.3 million) to fund an educational project for which S/106.7 million (approximately $27.8 million) has already been invested; this project is close to completion. Additionally outlays have begun to build a residual water treatment plant in Ilo, which entails a total investment of S/105.5 million (approximately $27.5 million), as of June 30, 2024, the project had advanced 46%. There are civil works ongoing and the procurement process has already started. Also, sanitation permits are under review by the Municipal authorities and the Company´s legal area. On the education front, S/18.2 million (approximately $4.7 million) has been executed to build three schools in Moquegua, all of which have been completed. Lastly, S/7.0 million (approximately $1.8 million) has been invested to develop agricultural infrastructure projects and S/12.1 million (approximately $3.2 million) has been invested to develop sidewalks in Pacocha and other efforts.

In addition, the Company has committed S/233.0 million (approximately $60.7 million) to build four infrastructure projects in the Moquegua region and has financed pre-investment studies for basic sanitation for S/0.3 million (approximately $0.1 million), all of that under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Apurimac Region: The Company has committed S/83.7 million (approximately $21.8 million) to build two educational infrastructure projects under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Arequipa Region: The Company has committed S/109.5 million (approximately $28.5 million) to build two educational infrastructure projects and S/ 6.3 million ($1.6 million) to finance previous studies for infrastructure projects, under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatts (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects starting on May 1, 2017 and ending on October 31, 2029.

Mexican operations:

Power purchase agreements

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 5 “Related party transactions”.

●	Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I. de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company´s Mexican operations. For further information, please see Note 5 “Related party transactions”.

●	Parque Eolico de Fenicias, S. de R.L. de C.V.: On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., an indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement is expected to take effect in the second half of 2024.

Corporate operations:

Commitment for capital projects

As of June 30, 2024, the Company had committed approximately $274.7 million to the development of its capital investment projects at its operations.

Tax contingency matters: Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 4 “Income taxes”).

NOTE 10 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the six-month period ended June 30, 2024 and 2023 is as follows (in millions):

	2024	2023
Southern Copper common shares
Balance as of January 1,	$2,766.7	$2,766.9
Used for corporate purposes	(199.7)	(0.1)
Balance as of June 30,	2,566.9	2,766.8

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	382.3	340.7
Other activity, including dividend, interest and foreign currency transaction effect	(3.1)	24.3
Balance as of June 30,	379.3	365.0
Treasury stock balance as of June 30,	$2,946.2	$3,131.8

(*) Less than $0.1 million.

Common Stock:

In September 2022, Grupo Mexico, through its wholly owned subsidiary AMC, purchased 350,000 shares of SCC’s Common Stock. With this purchase and the Company’s repurchase of shares of its Common Stock, the indirect ownership of Grupo Mexico increased to 88.92% at December 31, 2022.

Southern Copper Common Shares:

On May 23, 2024 the Company paid a dividend of 0.0104 shares per common share which represents a reduction of 8,039,992 shares of common stock in Treasury for a total of $199.5 million

On June 30, 2024 and on December 31, 2023, 103,436,825 and 111,485,617 shares of SCC’s common stock were in Treasury, respectively.

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

For the first six months of 2024 and 2023, the stock-based compensation expense associated with this plan amounted $0.9 million and $0.5 million, respectively.

The activity of this plan for the years ended June 30, 2024 and 2023 was as follows:

	2024	2023
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(428,800)	(416,800)
Granted in the period	(8,800)	(6,400)
Total shares granted at June 30,	(437,600)	(423,200)
Remaining shares reserved	162,400	176,800

Parent Company common shares:

Total common shares of Grupo Mexico held by the treasury stood at 65,082,830 and 69,277,412 as of June 30, 2024 and June 30, 2023, respectively.

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

The stock based compensation expense for the six-month period ended June 30, 2024 and 2023 and the unrecognized compensation expense under this plan were as follows (in millions):

	2024	2023
Stock based compensation expense	$0.3	$0.3
Unrecognized compensation expense	$1.4	$2.1

The following table presents the stock award activity of this plan for the six-month period ended June 30, 2024 and 2023:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2024	1,962,936	$1.86
Granted		—
Exercised	(41,742)	$1.86
Forfeited		—
Outstanding shares at June 30, 2024	1,921,194	$1.86
Outstanding shares at January 1, 2023	2,754,506	$1.86
Granted	—	—
Exercised	(694,565)	1.86
Forfeited	—	—
Outstanding shares at June 30, 2023	2,059,941	$1.86

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan to certain members of its executive management; to executive management at its subsidiaries; and to certain affiliated companies. Under this plan, participants will receive cash incentive bonuses to purchase shares of Grupo Mexico, which are deposited in a trust.

Non-controlling interest:

The following table presents the non-controlling interest activity the six-month period ended June 30, 2024 and 2023 (in millions):

	2024	2023
Balance as of January 1,	$63.1	$62.7
Net earnings	6.4	4.9
Dividend paid	(1.8)	(4.6)
Balance as of June 30,	$67.7	$63.0

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table, which provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023 (in millions):

	At June 30, 2024		At December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt level 1	$6,205.3	$6,217.9	$6,203.4	$6,431.9
Long-term debt level 2	51.2	54.7	51.2	54.0
Total long-term debt	$6,256.5	$6,272.6	$6,254.6	$6,485.9

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of June 30, 2024 and December 31, 2023 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$328.9	$328.9	$—	$—
—Available-for-sale debt securities:
Asset backed securities	(*)	—	(*)	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	834.0	834.0	—	—
Molybdenum	371.1	371.1	—	—
Total	$1,534.2	$1,534.0	$0.2	$—

(*) Less than $0.1 million

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$599.1	$599.1	$—	$—
—Available-for-sale debt securities:
Asset backed securities	0.1	—	0.1	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	657.5	657.5	—	—
Molybdenum	264.9	264.9	—	—
Total	$1,521.7	$1,521.5	$0.2	$—

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

NOTE 12 — REVENUE:

The Company’s net sales were $3,118.3 million and $5,718.1 million in the three and six-month period ended June 30, 2024, compared to $2,300.7 million and $5,094.6 million in the same period of 2023. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended June 30, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$654.7	$121.0	$9.3	$(41.3)	$743.8
United States	325.4	0.3	63.5		389.2
Peru	—	10.6	168.2	(10.8)	167.9
Brazil	—	13.1	127.9		141.0
Chile	—	—	131.9		131.9
Other American countries	13.5	—	7.2		20.7
Europe:
Switzerland	152.3	25.4	196.9		374.6
Italy	—	6.4	108.4		114.8
Spain	131.3	—	25.8		157.1
Other European countries	29.0	4.0	132.5		165.6
Asia:
China	334.7	2.4	60.2		397.3
Singapore	45.7	2.0	28.6		76.3
Japan	27.2	—	155.3		182.5
Other Asian countries	24.7	—	30.9		55.6
Total	$1,738.5	$185.2	$1,246.7	$(52.1)	$3,118.3

(*) Less than $0.1 million.

	Three Months Ended June 30, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$529.5	$117.9	$—	$(32.4)	$615.0
United States	237.8	1.3	104.1	—	343.2
Peru	—	6.1	109.0	(6.2)	108.9
Brazil	—	4.4	78.9	—	83.3
Chile	(3.2)	—	63.7	—	60.5
Other American countries	10.7	0.5	8.8	—	20.0
Europe:
Switzerland	174.5	3.4	181.0	—	358.9
Italy	0.4	3.1	93.3	—	96.8
Spain	88.6	—	19.4	—	108.0
Other European countries	14.1	3.4	43.9	—	61.4
Asia:
China	139.3	1.0	28.9	—	169.2
Singapore	64.7	—	51.9	—	116.6
Japan	30.1	—	101.7	—	131.8
Other Asian countries	24.7	0.1	2.3	—	27.1
Total	$1,311.2	$141.2	$886.9	$(38.6)	$2,300.7

	Six Months Ended June 30, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,246.0	$227.2	$17.2	$(74.3)	$1,416.1
United States	597.6	2.0	102.2		701.8
Peru	—	19.0	334.1	(19.1)	334.0
Brazil	—	22.0	243.9		265.9
Chile	—	—	226.4		226.4
Other American countries	20.7	—	11.3		32.0
Europe:
Switzerland	314.1	40.7	248.9		603.6
Italy	(*)	12.5	183.7		196.1
Spain	241.6	—	45.7		287.2
Other European countries	87.6	5.4	239.4		332.4
Asia:
China	510.3	3.5	169.9		683.7
Singapore	63.3	(0.6)	70.9		133.6
Japan	81.3	—	346.2		427.5
Other Asian countries	42.0	—	35.6		77.7
Total	$3,204.4	$331.6	$2,275.4	$(93.4)	$5,718.1

(*) Less than $0.1 million.

	Six Months Ended June 30, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,190.4	$254.9	$—	$(68.9)	$1,376.4
United States	594.5	8.6	252.4	—	855.5
Peru	—	7.8	273.4	(7.9)	273.3
Brazil	—	15.3	176.1	—	191.4
Chile	(8.4)	—	169.7	—	161.3
Other American countries	20.2	0.6	15.0	—	35.8
Europe:
Switzerland	311.3	12.0	284.5	—	607.8
Italy	0.2	9.5	210.4	—	220.1
Spain	212.5	—	19.4	—	231.9
Other European countries	73.7	10.8	97.2	—	181.7
Asia:
China	292.6	1.0	58.6	—	352.2
Singapore	108.8	—	109.2	—	218.0
Japan	92.0	—	239.3	—	331.3
Other Asian countries	50.3	0.2	7.4	—	57.9
Total	$2,938.1	$320.7	$1,912.6	$(76.8)	$5,094.6

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three and six-month period ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,347.1	$41.8	$1,001.7	$(24.0)	$2,366.6
Molybdenum	213.3	—	166.0	—	379.2
Silver	91.5	52.1	39.9	(26.3)	157.2
Zinc	44.8	70.1	—	(0.1)	114.9
Other	41.8	21.1	39.2	(1.8)	100.3
Total	$1,738.5	$185.2	$1,246.7	$(52.1)	$3,118.3

	Three Months Ended June 30, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,042.7	$21.9	$735.0	$(17.1)	$1,782.5
Molybdenum	170.5	—	83.9	—	254.4
Zinc	54.2	38.2	25.2	(18.9)	98.7
Silver	—	63.3	—	(0.3)	63.0
Other	43.8	17.8	42.8	(2.3)	102.1
Total	$1,311.2	$141.2	$886.9	$(38.6)	$2,300.7

	Six Months Ended June 30, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$2,553.3	$69.3	$1,830.7	$(42.9)	$4,410.3
Molybdenum	357.8	—	295.0	—	652.8
Silver	158.1	87.6	71.0	(48.0)	268.7
Zinc	49.1	135.4	—	0.6	185.0
Other	86.1	39.4	78.8	(3.0)	201.2
Total	$3,204.4	$331.6	$2,275.4	$(93.4)	$5,718.1

	Six Months Ended June 30, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$2,383.3	$41.4	$1,539.9	$(34.3)	$3,930.3
Molybdenum	331.2	—	224.8	—	556.0
Zinc	119.5	81.0	50.7	(37.4)	213.8
Silver	—	154.8	—	0.3	155.1
Other	104.1	43.5	97.2	(5.4)	239.4
Total	$2,938.1	$320.7	$1,912.6	$(76.8)	$5,094.6

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of June 30, 2024:
Trade receivables	$913.6	$71.0	$637.7	$	$1,622.3
Related parties, current	43.8	25.6	0.3	(52.8)	16.9

As of December 31, 2023:
Trade receivables	$556.3	$49.1	$535.7	$—	$1,141.1
Related parties, current	25.7	0.9	0.8	(0.1)	27.3

As of June 30, 2024, the Company has long-term contracts with promises to deliver the following products in 2024:

Copper concentrates (in tonnes)	177,500
Copper cathodes (in tonnes)	48,000
Molybdenum concentrates (in tonnes)	23,543
Sulfuric acid (in tonnes)	271,628

Provisionally priced sales: At June 30, 2024, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the June 30, 2024 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at June 30, 2024:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	190.7	4.37	July 2024 through October 2024
Molybdenum	16.2	22.90	July 2024 through October 2024

The provisional sales price adjustment included in accounts receivable and net sales as of June 30, 2024 incorporates a positive adjustments of 12.2 million for copper and 20.2 million for molybdenum.

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

Financial information relating to Southern Copper’s segments is as follows:

	Three Months Ended June 30, 2024
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,738.5	$133.1	$1,246.7	$—	$3,118.3
Intersegment sales	—	52.1	—	(52.1)	(0.0)
Cost of sales (exclusive of depreciation, amortization and depletion)	663.0	109.9	526.1	(50.1)	1,248.9
Selling, general and administrative	18.1	3.3	9.7	2.8	33.9
Depreciation, amortization and depletion	102.6	18.2	79.8	9.0	209.6
Exploration	2.4	2.6	10.7	2.9	18.6
Operating income	$952.4	$51.1	$620.4	$(16.7)	1,607.3
Less:
Interest, net					(56.8)
Other income (expense)					(19.9)
Income taxes					(578.8)
Equity earnings of affiliate					2.0
Non-controlling interest					(3.6)
Net income attributable to SCC					$950.2
Capital investment	$234.7	$29.4	$65.9	$1.8	$331.8
Property and mine development, net	$4,687.2	$775.0	$3,766.7	$642.6	$9,871.5
Total assets	$9,164.4	$1,214.7	$5,735.6	$1,663.0	$17,777.7

	Three Months Ended June 30, 2023
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,311.2	$102.6	$886.9	$—	$2,300.7
Intersegment sales	—	38.6	—	(38.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	572.0	122.8	470.4	(17.5)	1,147.7
Selling, general and administrative	16.9	2.3	9.5	2.3	31.0
Depreciation, amortization and depletion	115.7	17.3	82.8	(6.6)	209.2
Exploration	1.4	1.7	7.5	1.5	12.1
Operating income	$605.2	$(2.9)	$316.7	$(18.3)	900.7
Less:
Interest, net					(58.4)
Other income (expense)					5.6
Income taxes					(294.5)
Equity earnings of affiliate					(3.8)
Non-controlling interest					(2.1)
Net income attributable to SCC					$547.5
Capital investment	$149.1	$33.7	$66.6	$3.1	$252.5
Property and mine development, net	$4,705.8	$704.9	$3,636.5	$640.9	$9,688.1
Total assets	$8,976.3	$1,130.7	$4,648.9	$2,183.6	$16,939.5

	Six Months Ended June 30, 2024
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$3,204.4	$238.2	$2,275.4	$—	$5,718.1
Intersegment sales	—	93.4	—	(93.4)	(0.0)
Cost of sales (exclusive of depreciation, amortization and depletion)	1,257.6	239.6	1,000.7	(91.5)	2,406.5
Selling, general and administrative	35.2	5.9	19.1	4.6	64.8
Depreciation, amortization and depletion	202.3	37.4	161.2	17.7	418.6
Exploration	6.0	4.4	16.5	4.4	31.2
Operating income	$1,703.3	$44.4	$1,077.9	$(28.7)	2,797.0
Less:
Interest, net					(109.9)
Other income (expense)					(0.9)
Income taxes					(1,002.1)
Equity earnings of affiliate					8.6
Non-controlling interest					(6.4)
Net income attributable to SCC					$1,686.2
Capital investment	$341.7	$61.2	$136.4	$6.2	$545.6
Property and mine development, net	$4,687.2	$775.0	$3,766.7	$642.6	$9,871.5
Total assets	$9,164.4	$1,214.7	$5,735.6	$1,663.0	$17,777.7

	Six Months Ended June 30, 2023
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$2,938.1	$243.9	$1,912.6	$—	$5,094.6
Intersegment sales	—	76.8	—	(76.8)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,190.4	278.2	951.7	(78.4)	2,341.9
Selling, general and administrative	32.8	5.3	18.5	4.8	61.4
Depreciation, amortization and depletion	191.2	34.8	164.4	22.5	412.9
Exploration	2.7	3.9	12.1	5.3	24.0
Operating income	$1,521.0	$(1.5)	$765.9	$(31.0)	2,254.4
Less:
Interest, net					(119.8)
Other income (expense)					16.1
Income taxes					(774.9)
Equity earnings of affiliate					(10.2)
Non-controlling interest					(4.9)
Net income attributable to SCC					$1,360.7
Capital investment	$264.8	$62.5	$156.4	$6.9	$490.6
Property and mine development, net	$4,705.8	$704.9	$3,636.5	$640.9	$9,688.1
Total assets	$8,976.3	$1,130.7	$4,648.9	$2,183.6	$16,939.5

NOTE 14 — SUBSEQUENT EVENTS:

On July 1, 2024, Southern Peru Copper Corporation announced that it will restart construction of the Tia Maria project. The decision to restart construction follows discussions with the Peruvian government regarding the best course of action for the project based on the social and political conditions in the province of Islay, in the region, and at the national level.

Dividends:

On July 18, 2024, the Board of Directors authorized a quarterly cash dividend of $0.60 per share of common stock and a stock dividend of 0.0056 shares of common stock per share of common stock, payable on August 26, 2024 for shareholders of record at the close of business on August 9, 2024.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $106.54, which is the average of the high and low share price on July 18, 2024.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the second quarter of 2024, approximately 75.9% of our revenue came from the sale of copper; 12.2% from molybdenum; 5.0% from silver; 3.7% from zinc; and 3.2% from various other products, including gold, sulfuric acid, and other materials.

●	Copper: In the second quarter of 2024, the LME copper price increased from an average of $3.85 per pound in the second quarter of 2023 to $4.42 (+14.8%). Based on the production cuts announced by several producers and other information to date, we anticipate a market deficit of approximately 217,000 tons of copper for 2024. Currently, we estimate that copper supply will increase slightly by 0.6%. Despite weak demand from China, primarily due to its real estate market, the resilience of the US economy and new demand from decarbonization technologies and artificial intelligence are sustaining copper demand and prices.

●	Molybdenum: Accounted for 12.2% of our sales in the second quarter of 2024 and is currently our most important by-product. Molybdenum prices averaged $21.69 per pound in the second quarter of 2024, compared to $20.87 in the same period of 2023, reflecting an increase of 3.9%.

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

●	Silver: Represented 5.0% of our sales in the second quarter of 2024. We believe that the prices for silver will be supported by intensive level of industrial use.

●	Zinc: Average zinc prices increased 12.2% in the second quarter of 2024 versus the figure in 2023. We believe zinc has very good long-term fundamentals due to high levels of industrial consumption and expected production. Zinc represented 3.7% of our sales in the second quarter of 2024.

●	Production: For 2024, we expect to produce 963,200 tonnes of copper, an increase of 6.0% over 2023’s final results. This growth will be fueled by recovery at our SX-EW facilities at Buenavista and by the copper production of our new Buenavista zinc concentrator, which is operating at full capacity.

We also expect to produce 27,400 tonnes of molybdenum, which represents an increase of 2.0% over our 2023 production level. In 2024, we expect to produce 20.6 million ounces of silver, an increase of 12.0% compared to 2023 production results. Additionally, we expect to produce 121,800 tonnes of zinc from our mines, which represents an increase of 86.0% compared to our 2023 production level. This growth will be driven by the Buenavista Zinc concentrator. We expect this facility to produce 55,400 tonnes of zinc in 2024. For 2025 and on, we expect to produce over 178,000 tonnes per year.

●	Capital Investments: In the first semester of 2024, we spent $545.6 million on capital investments; this represented 32.2% of net income and an increase of 11.2% compared to the amount registered for the same period in 2023.

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

Earnings: The table below highlights key financial and operational data of our Company for the three and six-month period ended June 30, 2024 and 2023 (in millions, except copper price, percentages and per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Copper price LME	4.42	3.85	0.57	14.8%	4.13	3.95	0.18	4.6%
Pounds of copper sold	509.3	482.8	26.5	5.5%	1,027.9	987.1	40.8	4.1%
Net sales	$3,118.3	$2,300.7	$817.6	35.5%	$5,718.1	$5,094.6	$623.5	12.2%
Operating income	$1,607.3	$900.7	$706.6	78.5%	$2,797.0	$2,254.4	$542.6	24.1%
Net income attributable to SCC	$950.2	$547.5	$402.7	73.6%	$1,686.2	$1,360.7	$325.5	23.9%
Earnings per share	$1.22	$0.71	$0.51	71.8%	$2.17	$1.76	$0.41	23.3%
Dividends per share	$1.20	$1.00	$0.20	20.0%	$2.00	$2.00	$—	—%

Net sales in the second quarter of 2024 totaled $3,118.3 million, which represented a substantial increase of 35.5% compared to net sales in the same period of 2023. This increase was influenced by higher prices of copper (+14.8%. LME), molybdenum (+3.9%), zinc (+12.2%) and silver (+18.9%) and was also impacted by growth in the sales volumes of copper (+5.5%), molybdenum (+21.4%), zinc (+78.1) and silver (+31.6%). The increase in the sales volumes of zinc was mainly driven by Buenavista Zinc, which was working at full capacity.

Net income attributable to SCC for the second quarter of 2024 was $950.2 million, representing a significant 73.6% increase compared to the same period in 2023. This notable growth, which was primarily driven by a 35.5% rise in sales due to improved pricing, was slightly offset by a 8.8% growth in the cost of sales and a 96.5% increase in income taxes.

Net sales for the first half of 2024 increased by 12.2% compared to the same period in 2023. This increase was driven by higher prices for copper (+4.6%, LME) and silver (+11.5%), as well as higher sales volumes of copper (+4.1%), molybdenum (+14.8%), zinc (+33.7%), and silver (+12.0%). This was partially offset by a decrease in prices for molybdenum (-21.5%) and zinc (-7.0%).

Net income attributable to SCC in the first six months of 2024 increased by 23.9% compared to the same period in 2023. This rise was primarily driven by a sales increase of 12.2%, but was partially offset by a slight growth in operating costs of 2.8% and a 29.3% increase in income taxes.

Production: The table below highlights our mine production data for the three and six-month period ended June 30, 2024 and 2023:

	Three months ended June 30,				Six months ended June 30,
	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Copper (in million pounds)	534.6	501.6	33.0	6.6%	1,064.3	993.9	70.4	7.1%
Molybdenum (in million pounds)	16.9	14.0	3.0	20.8%	32.5	28.2	4.3	15.1%
Silver (in million ounces)	5.2	4.8	0.4	8.0%	10.0	9.2	0.8	8.2%
Zinc (in million pounds)	64.9	38.0	26.9	70.8%	123.0	71.2	51.8	72.7%

The table below highlights our mine production data for the three and six-month period ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper (in million pounds):	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Toquepala	142.1	117.3	24.8	21.1%	280.4	230.5	49.9	21.6%
Cuajone	89.9	83.8	6.1	7.3%	180.8	163.8	17.0	10.4%
La Caridad	64.6	60.3	4.3	7.1%	129.6	117.8	11.8	9.9%
Buenavista	232.9	234.8	(1.9)	(0.8)%	462.8	471.8	(9.0)	(1.9)%
IMMSA	5.1	5.4	(0.3)	(6.0)%	10.7	10.0	0.7	7.1%
Total mined copper	534.6	501.6	33.0	6.6%	1,064.3	993.9	70.4	7.1%

Second quarter: Copper mine production in the second quarter of 2024 increased by 6.6%, reaching 534.6 million pounds. This growth was primarily driven by higher production levels at Toquepala (+21.1%; due to higher ore grades and recoveries), Cuajone (+7.3%; due to higher recoveries), and La Caridad (+7.1%; due to higher ore grades and recoveries). Growth was slightly offset by reduced production at the Buenavista (-0.8%; due to lower ore grades) and IMMSA (-6.0%; due to lower ore grades) operations

Molybdenum production increased by 20.8% in the second quarter of 2024 compared to the same period in 2023. This rise was mainly due to higher production at our Toquepala (+91.7%), Cuajone (+5.6%), and Buenavista (+14.4%) mines, primarily driven by an increase in ore grades. This was somewhat offset by a reduction in production at our La Caridad (-3.3%) mine, which was due to a decline in ore grades.

Silver mine production increased by 8.0% in the second quarter of 2024 compared to the same period in 2023. This increase was attributable to higher production at our Buenavista (+28.9%), Toquepala (+24.9%), La Caridad (+6.7%), and Cuajone (+0.6%) operations. This was slightly offset by a decrease in production at our IMMSA (-10.1%) mine.

Zinc production increased by 70.8% in the second quarter of 2024 compared to the same period in 2023. This growth was primarily due to the production start-up at the Buenavista zinc concentrator, which produced 13,653 tonnes during the period.

Six months: Mined copper production in the first six months of 2024 rose by 7.1%. This increase was primarily attributable to higher production at our Peruvian operations, with Toquepala up by 21.6% and Cuajone by 10.4%, driven by higher ore grades. Production at our Mexican operations increased by 0.6% during the same period, despite a 1.9% decline at the Buenavista mine due to water supply difficulties.

Molybdenum production increased by 15.1% in the first six months of 2024 compared to the same period in 2023. This rise was mainly due to higher production at our Toquepala mine (+74.2%), reflecting an increase in ore grades. Our

Buenavista (+8.4%) and Cuajone (+5.2%) mines also performed well during this period. Growth, however, was partially offset by lower production at the La Caridad mine, which saw a decrease of 6.9%.

Silver mine production increased by 8.2% in the first six months of 2024, primarily due to higher production at our Toquepala (+25.0%), La Caridad (+14.5%), Buenavista (+9.7%), and Cuajone (+5.9%) operations. This growth was slightly offset by a decline in production at our IMMSA operations (-0.4%).

Zinc production increased by 72.7% in the first six months of 2024. This growth was primarily driven by the production start-up at the Buenavista zinc concentrator, which produced 23,348 tonnes during the period.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three and six-month period ended June 30, 2024 and 2023:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Total operating cash cost before by‑product revenues	$1,105.4	$1,059.5	$45.9	4.3%	$2,184.4	$2,047.2	$137.2	6.7%
Total by‑product revenues	$(716.4)	$(517.3)	$(199.1)	38.5%	$(1,248.6)	$(1,147.9)	$(100.7)	8.8%
Total operating cash cost net of by‑product revenues	$389.0	$542.2	$(153.2)	(28.3)%	$935.8	$899.3	$36.5	4.1%
Total pounds of copper produced(2)	513.2	484.4	28.8	5.9%	1,024.0	957.4	66.6	7.0%
Operating cash cost per pound before by‑product revenues	$2.15	$2.19	$(0.04)	(1.6)%	$2.13	$2.14	$(0.01)	(0.3)%
By‑products per pound revenues	$(1.40)	$(1.07)	$(0.33)	30.5%	$(1.22)	$(1.20)	$(0.02)	1.6%
Operating cash cost per pound net of by‑product revenues	$0.76	$1.12	$(0.36)	(32.3)%	$0.91	$0.94	$(0.03)	(2.8)%
(1)	These are non-GAAP measures. Please see page 57 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

In the second quarter of 2024 there was a slight decrease in operating cash cost per pound before by-product revenues, which fell from $2.19 to $2.15, indicating a minor improvement in production efficiency. By-product revenues per pound significantly increased from $1.07 to $1.40, resulting in a substantial reduction in operating cash cost per pound net of by-product revenues, which fell from $1.12 to $0.76. This reflects improved cost management and operational efficiency, with higher by-product revenues significantly offsetting overall production costs.

For the first six months of 2024, the operating cash cost per pound before by-product revenues slightly decreased from $2.14 to $2.13, a 0.3% improvement, even as total operating cash costs increased by 6.7% to $2,184.4 million. The increase of 1.6% in by-product revenues per pound helped reduce the operating cash cost per pound net of by-product revenues from $0.94 to $0.91, a 2.8% decrease. This growth was supported by a 7.0% increase in copper production, which totalled 1,024.0 million pounds at period-end versus 957.4 million pounds in the same period of 2023, and reflects the positive impacts of improvements in cost management and operational efficiency.

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

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$62.8	$16.9	$11.3	$6.7

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

Capital Investment Programs: We made capital investments of $545.6 million in the first six months of 2024, compared to $490.6 million in the same period of 2023. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

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

Projects in Peru:

Quebrada Honda dam expansion – Tacna: This project aims to enlarge the main and lateral dams in Quebrada Honda and includes the relocation and repowered of some facilities due to dam growth and implementation of other facilities for water recovery, among other factors. The drainage works and removal of Eolic material for the main and lateral dam, as well as complementary operational works are completed. We have also installed two cyclone nests for the main dam, which are currently operating. Additionally, purchases are pending for equipment for tailings hauling. We intend to build administrative facilities down the line. This project has a total budget of $165.0 million, of which we have invested $152.1 million as of June 30, 2024.

Tia Maria - Arequipa: This greenfield project, located in Arequipa, Peru, will use state of the art SX-EW technology with the highest international environmental standards to produce 120,000 tonnes of SX- EW copper cathodes per year. The Company is currently reviewing its budget of 1.4 billion, we expect to update this budget by year end.

The Company has consistently promoted the welfare of the population of the Islay province and the Arequipa region. As part of these efforts, we have implemented successful social programs in education, healthcare and productive development to improve the quality of life in the region.

Project update: On July 1, 2024, the Company has restarted activities at the Tía María project, which reflects advances on the social and political fronts in the province of Islay, the Arequipa region and at the national level. We reiterate our view that Tia Maria will generate significant economic and social opportunities for the Islay province and the Arequipa region. In 2024, the Company will, among other scheduled activities, install a live fence as well as 1,000 fog catchers. SCC will also roll out digging activities this year. All these activities will generate 350 direct jobs in 2024 for the local population. In 2025, we expect to begin mine construction, which will generate 1,100 direct jobs over the year. To the fullest extent possible, we intend to fill the 9,000 jobs that we expect to generate during Tia Maria’s construction with workers from the Islay province. We expect to start operations in 2027, at that time we will generate 600 direct jobs and 4,800 indirect jobs.

Our social programs in Islay totaled $6.3 million in the last two years. Our current programs promote a reduction in the cost of agricultural production by improving productivity with cutting-edge technology. On top of this, we are working to provide internet access to 4,600 school students. In addition to these efforts, we are currently committed to developing health facilities, high performance schools, research centers and roads in the Arequipa region via the “work for taxes” program.

Tia Maria will generate significant revenues for the Arequipa region from day one of its operations. At current copper prices, we expect to export $17.5 billion and contribute $3.4 billion in taxes and royalties during the first 20 years of operation.

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

Project update: As of June 30, 2024, total advancement on the exploration project stood at 30%. We had drilled 104,000 meters and obtained 33,991 core samples for chemical analysis. Diamond drilling is underway, which will provide data for cross-section interpretation, geological modeling and resource evaluation. We expect to begin hydrogeological and geotechnical studies soon, and will also assess the results of metallurgical testing at the deposit.

The Company continues to work with the Michiquillay and La Encañada communities based on the guidelines of corresponding social agreements.

The aforementioned information is based solely on estimates. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”) PRACTICES

Renewable energy. On August 1, 2024, the Company will start receiving eolic energy from the Fenicias wind park, operated by Grupo Mexico Infraestructura. This will reduce our CO2 emission by approximately 250.000 tons per year, which is a 7% reduction in SCC’s carbon footprint.

Transparency and accountability. SCC recently published its second Sustainability Development Report. This year, we significantly improved the granularity and specificity of information on our commitment to and development of efforts on the environmental, social and governance fronts.

Responsible production. Our Buenavista mine in Sonora, Mexico has received Copper Mark and the Zinc Mark certifications for responsible production following a third-party independent evaluation of our performance in environmental, social and governance (ESG) matters. Consequently, the vast majority of our open pit Mexican copper production now complies with Copper and Zinc Mark standards.

Education. Our IMPULSA program seeks to provide our workers in Mexico with opportunities to qualify for certification of attainment of primary and secondary education and bachelors degrees. From 2022 to date, more than 970 people have participated in this program and 430 have successfully graduated. Currently, there are 540 workers actively participating in the IMPULSA program.

Human Development. Our coach and sports advisor for our swimming team at the Sonora operations, Jorge Iga, has qualified for the Paris 2024 Olympic Games after breaking the Mexican record for the 100-meter freestyle. Thanks to Mr. Iga's support, in 2024, 17 students from our academies participated in 6 top-level competitions.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three and six-month period ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Statement of Earnings Data	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Net sales	$3,118.3	$2,300.7	$817.6	$35.5%	$5,718.1	$5,094.6	$623.5	$12.2%
Operating costs and expenses	(1,511.0)	(1,400.0)	(111.0)	7.9%	(2,921.1)	(2,840.2)	(80.9)	2.8%
Operating income	1,607.3	900.7	706.6	78.5%	2,797.0	2,254.4	542.6	24.1%
Non‑operating income (expense)	(76.7)	(52.8)	(23.9)	45.2%	(110.8)	(103.7)	(7.1)	6.9%
Income before income taxes	1,530.6	847.9	682.7	80.5%	2,686.2	2,150.7	535.5	24.9%
Income taxes	(578.8)	(294.5)	(284.3)	96.5%	(1,002.1)	(774.9)	(227.2)	29.3%
Equity earnings of affiliate	2.0	(3.8)	5.8	(152.6)%	8.6	(10.2)	18.8	(184.3)%
Net income attributable to non‑controlling interest	(3.6)	(2.1)	(1.5)	71.4%	(6.4)	(4.9)	(1.5)	30.6%
Net income attributable to SCC	$950.2	$547.5	$402.7	$73.6%	$1,686.2	$1,360.7	$325.5	$23.9%

NET SALES

In the second quarter of 2024 totaled $3,118.3 million, which represented an increase of 35.5% compared to net sales in the same period of 2023. This increase was influenced by higher prices of copper (+14.8%, LME), molybdenum (+3.9%), zinc (+12.2%) and silver (+18.9%), as well as increase in sales volumes of copper (+5.5%), molybdenum (+21.4%), zinc (+78.1) and silver (+31.6%). The increase in the sales volumes of zinc was mainly driven by Buenavista Zinc, which began operating at full capacity.

For the first half of 2024, net sales increased by 12.2% compared to the same period in 2023. This increase was driven by higher prices for copper (+4.6%, LME) and silver (+11.5%), as well as higher sales volumes of copper (+4.1%), molybdenum (+14.8%), zinc (+33.7%), and silver (+12.0%). This was partially offset by a decrease in prices for molybdenum (-21.5%) and zinc (-7.0%).

The table below outlines the average published market metal prices for our metals for the three and six-month period ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Copper price ($per pound—LME)	$4.42	$3.85	14.8%	$4.13	$3.95	4.6%
Copper price ($per pound—COMEX)	$4.55	$3.85	18.2%	$4.21	$3.97	6.0%
Molybdenum price ($per pound)(1)	$21.69	$20.87	3.9%	$20.77	$26.45	(21.5)%
Zinc price ($per pound—LME)	$1.29	$1.15	12.2%	$1.20	$1.29	(7.0)%
Silver price ($per ounce—COMEX)	$28.84	$24.26	18.9%	$26.09	$23.40	11.5%
(1)	Platts Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three and six-month period ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales as a percentage of total net sales	2024	2023	2024	2023
Copper	75.9%	77.5%	77.1%	77.1%
Molybdenum	12.2%	11.1%	11.4%	10.9%
Silver	5.0%	4.3%	4.7%	4.2%
Zinc	3.7%	2.7%	3.2%	3.0%
Other by‑products	3.2%	4.4%	3.6%	4.8%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product for the three and six-month period ended June 30, 2024 and 2023. The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales (million pounds)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Refined (including SX‑EW)	250.2	254.8	(4.6)	(1.8)%	517.6	535.9	(18.3)	(3.4)%
Rod	88.9	83.9	5.0	6.0%	180.7	174.1	6.6	3.8%
Concentrates and other	170.1	144.1	26.0	18.1%	329.6	277.1	52.5	18.9%
Total	509.3	482.8	26.5	5.5%	1,027.9	987.1	40.8	4.1%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three and six-month period ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
Copper Sales by product type	2024	2023	2024	2023
Refined (including SX‑EW)	49.1%	52.8%	50.4%	54.3%
Rod	17.5%	17.4%	17.6%	17.6%
Concentrates and other	33.4%	29.8%	32.1%	28.1%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Power	11.6%	14.0%	14.3%	14.3%
Labor	11.9%	11.6%	11.3%	11.3%
Fuel	15.9%	14.9%	15.2%	15.2%
Maintenance	22.8%	21.2%	21.2%	21.2%
Operating material	19.2%	19.9%	20.3%	20.3%
Other	18.6%	18.4%	17.7%	17.7%
Total	100.0%	100.0%	100.0%	100.0%

Second quarter: Operating costs and expenses were $1,511.0 million in the second quarter of 2024 compared to $1,400.0 million in the same period of 2023. The increase of $111.0 million was primarily due to:

Operating cost and expenses for the second quarter of 2023			$1,400.0
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		90.4
	- Workers participation	27.5
	- Repairing materials, principally heavy equipment spare parts	26.3
	- Fuel	16.5
	- Operations contractors	14.3
	- Freight	12.0
	- Labor costs	9.8
	- Inventory variance	9.3
	- Sales expenses	8.6
	- Other net	3.3
	This was partially offset by a decrease in:
	- Energy costs	(31.9)
	- Leachable material	(5.3)
•	Increase in the volume and cost of metals purchased from third parties.		10.8
•	Increase in exploration expense.		6.5
•	Increase in selling, general and administrative expenses.		2.9
•	Increase in depreciation, amortization and depletion expense.		0.4
Operating cost and expenses for the second quarter of 2024			$1,511.0

Six months: Operating costs and expenses were $2,921.1 million in the first six months of 2024 compared to $2,840.2 million in the same period of 2023. The increase of $80.9 million was primarily due to:

Operating cost and expenses for the first six months of 2023			$2,840.2
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		81.6
	- Repairing materials, principally heavy equipment spare parts	58.8
	- Fuel	32.7
	- Labor costs	25.4
	- Operations contractors	22.5
	- Workers participation	14.6
	- Other net	4.0
	This was partially offset by a decrease in:
	- Energy costs	(35.3)
	- Inventory variance	(28.8)
	- Leachable material	(12.3)
•	Increase in exploration expense.		7.1
•	Increase in depreciation, amortization and depletion expense.		5.7
•	Decrease in selling, general and administrative expenses.		3.4
Less:
•	Decrease in the volume and cost of metals purchased from third parties.		(17.0)
Operating cost and expenses for the first six months of 2024			$2,921.1

NON-OPERATING INCOME (EXPENSES)

Non-operating income (expense) represented a net expense of $76.7 million and $110.8 million in the three and six months ended on June 30, 2024 compared to a net expense of $52.8 million and $103.7 million in the three and six months ended June 30, 2023.

Second quarter: The $23.9 million increase in the expense level was due to:

●	$25.5 million increase in other expenses, which includes a $4.0 million inventory write-off and $4.0 million provision for legal liabilities
●	$1.7 million increase in interest expense, net of capitalized interest and
●	$3.3 million increase in interest income.

Six months: The $7.1 million increase in the expense level was principally due to:

●	$17.0 million increase in other expense expenses,
●	$0.6 million decrease in interest expense net of capitalized interest, and
●	$9.3 million increase in interest income,

INCOME TAXES

	Six Months Ended
	June 30,
	2024	2023
Provision for income taxes ($in millions)	$1,002.1	$774.9
Effective income tax rate	37.3%	36.0%

In addition to the income taxes of Peru, Mexico and the United States, the provision for income taxes also includes the mining royalties from Peru and Mexico and the Peruvian special mining tax.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and six-month period ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales (million pounds)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Peruvian operations	222.6	195.0	27.6	14.2%	437.6	382.8	54.8	14.3%
Mexican open‑pit	292.1	287.1	5.0	1.7%	599.2	603.0	(3.8)	(0.6)%
Mexican IMMSA unit	9.7	5.9	3.8	64.4%	17.6	11.2	6.4	57.1%
Other and intersegment elimination	(15.1)	(5.2)	(9.9)	190.4%	(26.6)	(9.9)	(16.7)	168.7%
Total copper sales	509.3	482.8	26.5	5.5%	1,027.8	987.1	40.7	4.1%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and six-month period ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
By‑product Sales (million pounds, except silver—million ounces)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	7.5	4.9	2.6	53.1%	14.8	10.3	4.5	43.7%
Silver	1.5	1.1	0.4	36.4%	2.9	2.2	0.7	31.8%
Mexican open‑pit operations:
Molybdenum contained in concentrate	9.4	9.0	0.4	4.4%	17.6	17.9	(0.3)	(1.7)%
Zinc‑refined and in concentrate	39.4	—	39.4	—%	44.2	—	44.2	—%
Silver	3.0	2.2	0.8	36.4%	5.9	5.1	0.8	15.7%
IMMSA unit
Zinc‑refined and in concentrate	46.6	48.3	(1.7)	(3.5)%	98.3	106.6	(8.3)	(7.8)%
Silver	1.6	1.6	—	—%	3.3	3.5	(0.2)	(5.7)%
Other and intersegment elimination
Silver	(0.8)	(0.8)	—	—%	(1.7)	(1.6)	(0.1)	6.3%
Total by‑product sales
Molybdenum contained in concentrate	16.9	13.9	3.0	21.4%	32.4	28.2	4.2	14.8%
Zinc‑refined and in concentrate	86.0	48.3	37.7	78.1%	142.5	106.6	35.9	33.7%
Silver	5.3	4.1	1.2	31.6%	10.4	9.2	1.2	12.0%

Peruvian Open-pit Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Net sales	$1,246.7	$886.9	$359.8	40.6%	$2,275.4	$1,912.6	$362.8	19.0%
Operating costs and expenses	(626.3)	(570.2)	(56.1)	9.8%	(1,197.5)	(1,146.7)	(50.8)	4.4%
Operating income	$620.4	$316.7	$303.7	95.9%	$1,077.9	$765.9	$312.0	40.7%

Net sales in the second quarter of 2024 increased $359.8 million compared to the same period in 2023. This remarkable growth was fueled by increased sales volumes of copper (+14.2%), molybdenum (+53.1%), and silver (+36.4%). Higher prices for copper (+14.8%, LME), molybdenum (+3.9%), and silver (+18.9%) also helped boost this performance.

Operating costs and expenses were $626.3 million in the second quarter of 2024 compared to $570.2 million in the same period of 2023. The increase of $56.1 million was primarily due to:

Operating costs and expenses for the second quarter of 2023			$570.2
Plus
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		51.3
	- Workers participation	30.2
	- Repairing materials, principally heavy equipment spare parts	15.4
	- Fuel	6.9
	- Mining royalties	3.6
	- Labor costs	3.6
	- Other net	3.1
	- Energy costs	2.3
	This was partially offset by a decrease in:
	- Inventory variance	(9.7)
	- Leachable material	(2.7)
	- Sales expenses	(1.4)
•	Increase in cost of metals purchased from third parties.		4.4
•	Increase in exploration expenses.		3.2
•	Increase in selling, general and administrative expenses.		0.2
Less:
•	Decrease in depreciation, amortization and depletion expense.		(3.0)
Operating costs and expenses for the second quarter of 2024			$626.3

Net sales in the first six months of 2024 increased by $362.8 million compared to the same period in 2023. This growth primarily reflects positive developments in metal prices for copper (+4.6%, LME) and silver (+11.5%). An uptick in sales volumes of copper (+14.3%), molybdenum (+43.7%), and silver (+31.8%) also played a role in this performance. However, this was partially offset by a decrease in molybdenum prices (-21.5%).

Operating costs and expenses in the first six months of 2024 increased by $50.8 million to $1,197.5 million compared to $1,146.7 million in the same period of 2023. This was primarily due to:

Operating costs and expenses for the first six months of 2023			$1,146.7
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		36.8
	- Repairing materials, principally heavy equipment spare parts	30.5
	- Workers participation	22.4
	- Fuel	7.6
	- Labor costs	7.3
	- Energy costs	4.2
	- Other net	1.9
	This was partially offset by a decrease in:
	- Inventory variance	(21.0)
	- Sales expenses	(11.6)
	- Leachable material	(4.5)
•	Increase in cost of metals purchased from third parties.		12.2
•	Increase in exploration expenses.		4.4
•	Increase in selling, general and administrative expenses.		0.6
Less:
•	Decrease in depreciation, amortization and depletion expense.		(3.2)
Operating costs and expenses for the first six months of 2024			$1,197.5

Mexican Open-pit Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Net sales	$1,738.5	$1,311.2	$427.3	32.6%	$3,204.4	$2,938.1	$266.3	9.1%
Operating costs and expenses	(786.1)	(706.0)	(80.1)	11.3%	(1,501.1)	(1,417.1)	(84.0)	5.9%
Operating income	$952.4	$605.2	$347.2	57.4%	$1,703.3	$1,521.0	$182.3	12.0%

Net sales in the second quarter of 2024 increased by $427.3 million compared to the same period in 2023. This significant increase was driven by higher prices for copper (+14.8%, LME), molybdenum (+3.9%), zinc (+12.2%), and silver (+18.9%). Growth in sales volumes of copper (+1.7%), molybdenum (+4.4%), and silver (+36.4%) also drove this strong performance. The start-up of the Buenavista zinc concentrator also played a crucial role, with zinc sales volumes reaching 39.4 million pounds for the period.

Operating costs and expenses were $786.1 million in the second quarter of 2024 compared to $706.0 million in the same period of 2023. The increase of $80.1 million was primarily due to:

Operating costs and expenses for the second quarter of 2023			$706.0
Less:
•	Decrease in worker participation expense.		(9.6)
•	Decrease in cost of metals purchased from third parties.		24.7
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		75.9
	- Foreign currency effect	37.8
	- Inventory variance	15.6
	- Freight	11.8
	- Repairing materials	11.5
	- Fuel	9.5
	- Sales expenses	8.1
	- Other net	6.6
	- Operations contractors	6.3
	- Labor costs	3.6
	- Reagents	3.2
	This was partially offset by a decrease in:
	- Energy costs	(35.5)
	- Leachable material	(2.6)
•	Increase in depreciation, amortization and depletion expense.		(13.1)
•	Increase in selling, general and administrative expenses.		1.2
•	Increase in exploration expenses.		1.0
Operating costs and expenses for the second quarter of 2024			$786.1

Net sales in the first six months of 2024 increased by $266.3 million compared to the same period in 2023. This growth primarily reflects positive developments for metal prices, namely copper (+4.6%, LME) and silver (+11.5%). Additionally, growth in the sales volumes of silver (+15.7%) also contributed to this performance. Start-up at the Buenavista zinc concentrator also played a crucial role, with zinc sales volumes reaching 44.2 million pounds for the period. However, this was partially offset by decreases in molybdenum (-21.5%) and zinc (-7.0%) prices, as well as declines in sales volumes of copper (-0.6%) and molybdenum (-1.7%).

Operating costs and expenses in the first six months of 2024 increased by $84.0 million to $1,501.1 million compared to $1,417.1 million in the same period of 2023. This was primarily due to:

Operating costs and expenses for the first six months of 2023			$1,417.1
Less:
•	Decrease in worker participation expense.		(14.6)
•	Decrease in cost of metals purchased from third parties.		0.6
•	Decrease in depreciation, amortization and depletion expense.		11.1
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		81.2
	- Foreign currency effect	50.9
	- Inventory variance	8.5
	- Repairing materials	28.6
	- Fuel	24.3
	- Sales expenses	8.5
	- Other net	2.5
	- Labor costs	11.1
	This was partially offset by a decrease in:
	- Energy costs	(45.4)
	- Leachable material	(7.8)
•	Increase in selling, general and administrative expenses.		2.4
•	Increase in exploration expenses.		3.3
Operating costs and expenses for the first six months of 2024			$1,501.1

Mexican Underground Operations (IMMSA):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Net sales	$185.2	$141.2	$44.0	31.2%	$331.6	$320.7	$10.9	3.4%
Operating costs and expenses	(134.1)	(144.1)	10.0	(6.9)%	(287.3)	(322.2)	34.9	(10.8)%
Operating income	$51.1	$(2.9)	$54.0	(1,862.1)%	$44.4	$(1.5)	$45.9	(3,057.6)%

Net sales in the second quarter of 2024 increased by $44.0 million compared to the same period in 2023. This notable growth was driven by higher prices for copper (+14.8%, LME), zinc (+12.2%), and silver (+18.9%). Growth in sales volumes of copper (+64.4%) as contributed significantly to this performance. However, this was partially offset by a decrease in sales volumes of zinc (-3.5%).

Operating costs and expenses were $134.1 million in the second quarter of 2024 compared to $144.1 million in the same period of 2023. The decrease of $10.0 million was primarily due to:

Operating costs and expenses for the second quarter of 2023			$144.1
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		(8.9)
	- Foreign currency effect	(20.1)
	- Operations contractors	(3.2)
	This was partially offset by an increase in:
	- Workers participation	5.3
	- Inventory variance	3.4
	- Other net	3.1
	- Labor costs	2.6
•	Decrease in cost of metals purchased from third parties.		(3.9)
Plus:
•	Increase in selling, general and administrative expenses.		1.0
•	Increase in depreciation, amortization and depletion expense.		0.9
•	Increase in exploration expenses.		0.9
Operating costs and expenses for the second quarter of 2024			$134.1

Net sales in the first six months of 2024 increased by $10.9 million compared to the same period in 2023. This growth primarily reflects positive developments in metal prices, such as copper (+4.6%, LME) and silver (+11.5%). Growth in sales volumes of copper (+57.1%) contributed to this performance. However, this was partially offset by decreases in zinc prices (-7.0%) as well as a decrease in sales volumes of zinc (-7.8%) and silver (-5.7%).

Operating costs and expenses in the first six months of 2024 decreased by $34.9 million to $287.3 million compared to $322.2 million in the same period of 2023. This was primarily due to:

Operating costs and expenses for the first six months of 2023			$322.2
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		(25.6)
	- Foreign currency effect	(25.3)
	- Inventory variance	(16.3)
	This was partially offset by an increase in:
	- Energy costs	5.9
	- Workers participation	5.0
	- Sales expenses	3.7
	- Other net	1.4
•	Decrease in cost of metals purchased from third parties.		(13.0)
Plus:
•	Increase in depreciation, amortization and depletion expense.		2.6
•	Increase in selling, general and administrative expenses.		0.6
•	Increase in exploration expenses.		0.5
Operating costs and expenses for the first six months of 2024			$287.3

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the six-month period ended June 30, 2024 and 2023 (in millions):

	2024	2023	Variance
Net cash provided by operating activities	$1,621.8	$1,982.3	$(360.5)
Net cash used in investing activities	$(275.5)	$(282.5)	$7.0
Net cash used in financing activities	$(620.1)	$(1,550.5)	$930.4

Net cash provided by operating activities:

The change in net cash from operating activities for the six-month period ended June 30, 2024 and 2023 include, in millions, the following significant items:

	2024	2023	Variance	% Change
Net income	$1,692.6	$1,365.6	$327.0	23.9%
Depreciation, amortization and depletion	418.6	412.9	5.7	1.4%
Provision for deferred income taxes	23.2	6.3	16.9	268.3%
Loss on foreign currency transaction effect	(4.3)	11.1	(15.4)	(138.7)%
Other adjustments to net income	4.7	25.1	(20.4)	(81.3)%
Operating assets and liabilities	(513.0)	161.3	(674.3)	(418.0)%
Net cash provided by operating activities	$1,621.8	$1,982.3	$(360.5)	(18.2)%

Six months ended June 30, 2024: Net income was 1,692.6 million, which represented approximately 104.3% of the net operating cash flow. The cash flow from operating assets and liabilities decreased by 513.0 million due to the following:

●	$(481.2) million increase in net, accounts payable and receivable at our Peruvian and Mexican operations.
●	$(24.9) million net increase in inventory.
●	$(6.9) million increase in other operating assets and liabilities, net.

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

Net cash used in investing activities:

Six months ended June 30, 2024: Net cash used in investing activities included $545.6 million for capital investments. The capital investments included:

●	$409.2 million of investments at our Mexican operations:
●	$61.2 million for the IMMSA unit,
●	$73.2 million for the tailing deposits of new concentrator,
●	$37.2 million for Buenavista Zinc project,
●	$13.4 million for Bella Union mine,
●	$219.4 million for replacement and maintenance expenditures, and
●	$4.8 million in capital expenditures incurred but not yet paid.

●	$136.4 million of investments at our Peruvian operations:
●	$12.2 million for the HPGR optimization at Cuajone,
●	$4.0 million for the maintenance workshops at Cuajone,
●	$3.0 million for Tia Maria project,
●	$3.0 million for the relocation of the leaching crusher at Toquepala,
●	$2.0 million for the Maintenance workshops at Toquepala concentrator,
●	$1.1 million for the Quebrada Honda filter plant,
●	$104.0 million for replacement and maintenance expenditures, and
●	$7.1 million in capital expenditures incurred but not yet paid.

Investment activities in the first six months of 2024 included $270.1 million of net proceed of short-term investments.

Six months ended June 30, 2023: Net cash used in investing activities included $490.6 million for capital investments. The capital investments included:

●	$334.2 million of investments at our Mexican operations:
●	$62.6 million for the IMMSA unit,
●	$38.6 million for Buenavista Zinc project,
●	$35.1 million for Bella Union deposit,
●	$30.1 million for the tailing deposits of new concentrator,
●	$18.8 million for the Pilares project,
●	$16.9 million for El Arco unit,
●	$126.1 million for replacement and maintenance expenditures, and
●	$6.0 million increase in capital expenditures incurred but not yet paid.

●	$156.4 million of investments at our Peruvian operations:
●	$33.3 million for the HPGR optimization at Cuajone,
●	$12.9 million for the maintenance workshops at Cuajone,
●	$6.0 million for the Quebrada Honda dam expansion,
●	$4.6 million for the Quebrada Honda filter plant,
●	$0.9 million for the relocation of facilities at Toquepala,
●	$1.2 million for projects at the Ilo facilities,
●	$94.4 million for replacement and maintenance expenditures, and
●	$3.1 million decrease in capital expenditures incurred but not yet paid.

Investment activities in the first six months of 2023 included $208.0 million of net proceed of short-term investments.

Dividends:

On July 18, 2024, the Board of Directors authorized a quarterly cash dividend of $0.60 per share of common stock and a stock dividend of 0.0056 shares of common stock per share of common stock, payable on August 26, 2024 for shareholders of record at the close of business on August 9, 2024.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $106.54, which is the average of the high and low share price on July 18, 2024.

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

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 40) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$1,248.9	$2.43	$1,147.7	$2.37	$2,406.5	$2.35	$2,341.9	$2.45
Add:
Selling, general and administrative	33.9	0.07	31.0	0.06	64.8	0.06	61.4	0.06
Sales premiums, net of treatment and refining charges	(9.8)	(0.02)	(0.5)	—	(14.8)	(0.01)	(8.1)	(0.01)
Less:
Workers’ participation	(91.2)	(0.18)	(63.7)	(0.13)	(151.1)	(0.15)	(136.5)	(0.14)
Cost of metals purchased from third parties	(49.3)	(0.10)	(40.1)	(0.08)	(83.8)	(0.08)	(102.4)	(0.11)
Royalty charge and other, net	(16.7)	(0.03)	(25.3)	(0.05)	(22.7)	(0.02)	(70.4)	(0.07)
Inventory change	(10.4)	(0.02)	10.4	0.02	(14.5)	(0.01)	(38.7)	(0.04)
Operating Cash Cost before by‑product revenues	$1,105.4	$2.15	$1,059.5	$2.19	$2,184.4	$2.13	$2,047.2	$2.14
Add:
By‑product revenues(1)	(705.0)	(1.37)	(497.5)	(1.03)	(1,225.4)	(1.20)	(1,118.1)	(1.17)
Net revenue on sale of metal purchased from third parties	(11.4)	(0.02)	(19.8)	(0.04)	(23.2)	(0.02)	(29.8)	(0.03)
Add:
Total by‑product revenues	(716.4)	(1.40)	(517.3)	(1.07)	(1,248.6)	(1.22)	(1,147.9)	(1.20)
Operating Cash Cost net of by‑product revenues	$389.0	$0.76	$542.2	$1.12	$935.8	$0.91	$899.3	$0.94
Total pounds of copper produced (in millions)	513.1		484.4		1,024.0		957.4
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(379.2)	$(0.74)	$(254.4)	$(0.53)	$(652.7)	$(0.64)	$(556.1)	$(0.58)
Silver	(139.6)	(0.27)	(99.4)	(0.21)	(241.7)	(0.24)	(211.7)	(0.22)
Zinc	(91.0)	(0.18)	(42.5)	(0.09)	(136.7)	(0.13)	(112.9)	(0.12)
Sulfuric Acid	(63.9)	(0.12)	(73.2)	(0.15)	(133.2)	(0.13)	(162.7)	(0.17)
Gold and others	(31.3)	(0.06)	(28.0)	(0.05)	(61.0)	(0.06)	(74.7)	(0.08)
Total	$(705.0)	$(1.37)	$(497.5)	$(1.03)	$(1,225.4)	$(1.20)	$(1,118.1)	$(1.17)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended June 30, 2024.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Given that our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and six-month period ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Peru:
Peruvian inflation rate	(0.0)%	0.7%	1.6%	2.5%

Initial exchange rate	3.721	3.765	3.713	3.820
Closing exchange rate	3.837	3.633	3.837	3.633
Appreciation/(devaluation)	(3.1)%	3.5%	(3.3)%	4.9%

Mexico:
Mexican inflation rate	0.4%	(0.1)%	1.7%	1.4%

Initial exchange rate	16.678	18.105	16.894	19.362
Closing exchange rate	18.377	17.072	18.377	17.072
Appreciation/(devaluation)	(10.2)%	5.7%	(8.8)%	11.8%

Change in monetary position:

Assuming an exchange rate variance of 10% at June 30, 2024, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$27.2
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(33.2)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(22.3)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$18.2

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended June 30, 2024.

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

As of June 30, 2024, we held no derivative instruments.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2024, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2024, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of June 30, 2024, the related condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders’ equity for the three-month and six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 2, 2024

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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six-month period ended June 30, 2024 and 2023; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six-month period ended June 30, 2024 and 2023; (iii) the Condensed Consolidated Balance Sheet at June 30, 2024 and December 31, 2023; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six-month period ended June 30, 2024 and 2023; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

August 2, 2024

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

August 2, 2024