Form 10-Q
period 2024-09-30
SOUTHERN COPPER CORP/
filed 2024-10-31
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

As of October 31, 2024 there were outstanding 785,540,179 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2024	2023	2024	2023

	(in millions, except for per share amounts)
Net sales (including sales to related parties, see note 5)	$2,930.9	$2,505.6	$8,649.0	$7,600.2
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	1,223.1	1,175.7	3,629.6	3,517.6
Selling, general and administrative	31.2	32.7	96.0	94.1
Depreciation, amortization and depletion	213.1	212.5	631.7	625.4
Exploration	13.2	15.5	44.4	39.5
Total operating costs and expenses	1,480.6	1,436.4	4,401.7	4,276.6

Operating income	1,450.3	1,069.2	4,247.3	3,323.6

Interest expense	(94.1)	(94.2)	(282.3)	(282.3)
Capitalized interest	11.0	12.7	35.5	36.5
Other income (expense)	21.2	8.9	20.3	24.9
Interest income	38.3	20.8	92.1	65.3
Income before income taxes	1,426.7	1,017.4	4,112.9	3,168.0
Income taxes (including royalty taxes, see Note 4)	526.4	395.3	1,528.6	1,170.2
Net income before equity earnings of affiliate	900.3	622.1	2,584.3	1,997.8
Equity earnings (loss) of affiliate, net of income tax	(0.5)	(0.1)	8.1	(10.3)
Net income	899.8	622.0	2,592.4	1,987.5
Less: Net income attributable to the non-controlling interest	3.1	2.5	9.5	7.3
Net income attributable to SCC	$896.7	$619.5	$2,582.9	$1,980.2

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$1.15	$0.80	$3.32	$2.56

Weighted average shares outstanding-basic and diluted	782.9	773.1	778.0	773.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in millions)
COMPREHENSIVE INCOME:
Net income and comprehensive income	$899.8	$622.0	$2,592.4	$1,987.5
Total comprehensive income	899.8	622.0	2,592.4	1,987.5
Comprehensive income attributable to the non-controlling interest	3.1	2.5	9.5	7.3
Comprehensive income attributable to SCC	$896.7	$619.5	$2,582.9	$1,980.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,654.8	$1,151.5
Short-term investments	318.8	599.3
Accounts receivable trade, net	1,530.2	1,141.1
Accounts receivable other (including related parties 2024- $12.3 and 2023 - $27.3)	59.2	87.2
Inventories	990.5	1,016.9
Prepaid taxes	349.7	395.4
Other current assets	23.2	38.1
Total current assets	5,926.4	4,429.5

Property and mine development, net	9,927.1	9,782.9
Ore stockpiles on leach pads	1,143.7	1,121.7
Intangible assets, net	125.4	130.2
Right-of-use assets	725.0	775.4
Deferred income tax	273.9	256.1
Equity method investment	114.0	108.2
Other non-current assets	180.0	121.3
Total assets	$18,415.5	$16,725.3

LIABILITIES
Current liabilities:
Current portion of long-term debt	$499.6	$—
Accounts payable (including related parties 2024- $54.8 and 2023- $93.6)	609.3	652.6
Accrued income taxes	531.8	278.3
Accrued workers’ participation	237.8	245.7
Accrued interest	127.1	97.1
Lease liabilities current	75.7	78.0
Other accrued liabilities	58.1	36.8
Total current liabilities	2,139.4	1,388.5

Long-term debt	5,757.8	6,254.6
Lease liabilities	649.3	697.4
Deferred income taxes	133.5	132.2
Non-current taxes payable	85.6	92.7
Other liabilities and reserves	38.9	66.2
Asset retirement obligation	621.6	612.5
Total non-current liabilities	7,286.7	7,855.6

Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY (NOTE 10)
Common stock par value $0.01; shares authorized, 2024 and 2023–2,000; shares issued, 2024 and 2023–884.6	8.8	8.8
Additional paid-in capital	4,608.3	3,532.8
Retained earnings	7,142.8	7,033.5
Accumulated other comprehensive income	(8.0)	(8.0)
Treasury stock, at cost, common shares	(2,831.0)	(3,149.0)
Total Southern Copper Corporation stockholders’ equity	8,921.0	7,418.1
Non-controlling interest	68.4	63.1
Total equity	8,989.4	7,481.2
Total liabilities and equity	$18,415.5	$16,725.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in millions)
OPERATING ACTIVITIES
Net income	$899.8	$622.0	$2,592.4	$1,987.5
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	213.1	212.5	631.7	625.4
Equity earnings (loss) of affiliate, net of dividends received	0.5	0.1	(5.9)	10.7
(Gain) loss on foreign currency transaction effect	18.1	(7.4)	13.8	3.7
(Benefit) provision for deferred income taxes	(25.5)	(49.6)	(2.4)	(43.3)
Other, net	3.2	7.2	14.3	21.7
Change in operating assets and liabilities:
(Increase) / decrease in accounts receivable	92.0	(63.1)	(389.1)	263.1
(Increase) / decrease in inventories	29.4	(2.4)	4.5	13.2
Increase / (decrease) in accounts payable and accrued liabilities	22.6	226.5	28.7	53.8
Decrease / (increase) in other operating assets and liabilities	186.2	104.0	173.1	96.3
Net cash provided by operating activities	1,439.4	1,049.8	3,061.2	3,032.1
INVESTING ACTIVITIES
Capital expenditures	(246.4)	(262.7)	(792.0)	(753.2)
(Purchase) / proceeds from sale of short-term investments, net	10.3	(246.8)	280.5	(38.8)
Other	—	0.5	—	0.6
Net cash (used in) provided by investing activities	(236.0)	(509.0)	(511.5)	(791.4)
FINANCING ACTIVITIES
Cash dividends paid to common stockholders	(468.8)	(773.1)	(1,087.3)	(2,319.3)
Other, net	(2.3)	(2.0)	(3.9)	(6.4)
Net cash (used in) financing activities	(471.0)	(775.1)	(1,091.2)	(2,325.7)
Effect of exchange rate changes on cash and cash equivalents	47.1	2.4	44.7	(17.6)
(Decrease) / increase in cash and cash equivalents	779.5	(231.9)	1,503.3	(102.6)
Cash and cash equivalents, at beginning of period	1,875.3	2,199.0	1,151.5	2,069.7
Cash and cash equivalents, at end of period	$2,654.8	$1,967.1	$2,654.8	$1,967.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in millions)
TOTAL EQUITY, beginning of period	$8,560.2	$7,962.6	$7,481.2	$8,146.9
STOCKHOLDERS’ EQUITY, beginning of period	8,492.5	7,899.6	7,418.1	8,084.2
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	4,256.9	3,514.8	3,532.8	3,489.7
Dividend paid in Common Stock	357.5	—	1,083.6	—
Other activity of the period	(6.1)	(0.2)	(8.1)	24.9
Balance at end of period	4,608.3	3,514.6	4,608.3	3,514.6
TREASURY STOCK:
Southern Copper Corporation common shares
Balance at beginning of the period	(2,566.9)	(2,766.8)	(2,766.7)	(2,766.9)
Dividend paid in Common Stock	108.6	—	308.1	—
Used for corporate purposes	0.1	0.1	0.3	0.2
Balance at end of period	(2,458.3)	(2,766.7)	(2,458.3)	(2,766.7)
Parent Company common shares
Balance at beginning of period	(379.3)	(365.0)	(382.3)	(340.7)
Other activity, including dividend, interest and foreign currency translation effect	6.5	0.6	9.6	(23.7)
Balance at end of period	(372.7)	(364.4)	(372.7)	(364.4)
Treasury stock balance at end of period	(2,831.0)	(3,131.1)	(2,831.0)	(3,131.1)
RETAINED EARNINGS:
Balance at beginning of period	7,181.0	7,516.8	7,033.5	7,702.3
Net earnings	896.7	619.5	2,582.9	1,980.2
Dividends declared and paid, common stock, per share, 2024- $1.40, 2023– $3.00	(468.8)	(773.1)	(1,087.3)	(2,319.3)
Dividend paid in Common Stock	(466.1)	—	(1,391.7)	—
Other activity of the period	—	(1.6)	5.3	(1.6)
Balance at end of period	7,142.8	7,361.5	7,142.8	7,361.5
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	(8.0)	(9.0)	(8.0)	(9.0)
Other comprehensive income (loss)	—	—	—	—
Balance at end of period	(8.0)	(9.0)	(8.0)	(9.0)
STOCKHOLDERS’ EQUITY, end of period	8,921.0	7,744.8	8,921.0	7,744.8
NON-CONTROLLING INTEREST, beginning of period	67.7	63.0	63.1	62.7
Net earnings	3.1	2.5	9.5	7.3
Distributions paid	(2.4)	(2.1)	(4.2)	(6.6)
NON-CONTROLLING INTEREST, end of period	68.4	63.4	68.4	63.4
TOTAL EQUITY, end of period	$8,989.4	$7,808.2	$8,989.4	$7,808.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”) is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of September 30, 2024, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper, a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Ecuador, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of September 30, 2024 and the results of operations, comprehensive income, cash flows and changes in equity for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year. The December 31, 2023 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2023 and notes included in the Company’s 2023 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows (in millions):

	At September 30,	At December 31,
	2024	2023
Trading securities	$318.6	$599.1
Weighted average interest rate	5.5%	5.7%

Available-for-sale	$0.2	$0.2
Weighted average interest rate	0.8%	0.8%
Total	$318.8	$599.3

Trading securities consisted of bonds issued by public companies and were publicly traded. Each financial instrument was independent of the others. The Company had the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and as of September 30, 2024, and December 31, 2023, included asset and mortgage-backed obligations. As of September 30, 2024 and December 31, 2023, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended				Nine months ended
	September 30,				September 30,
	2024		2023		2024		2023
Trading:
Interest earned		$8.0		$3.3		$18.6		$7.6
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)	$	(*)	$	(*)

Available-for-sale:
Interest earned	$	(*)	$	(*)	$	(*)	$	(*)
Investment redeemed		$—		$—		$—		$—

(*) Less than $0.1 million.

NOTE 3 — INVENTORIES:

Inventories were as follows:

	At September 30,	At December 31,
(in millions)	2024	2023
Inventory, current:
Metals at average cost:
Finished goods	$60.3	$68.8
Work-in-process	292.9	313.0
Ore stockpiles on leach pads	224.6	230.9
Supplies at average cost	412.6	404.2
Total current inventory	$990.5	$1,016.9
Inventory, long-term:
Ore stockpiles on leach pads	$1,143.7	$1,121.7

During the nine month period ended September 30, 2024 and 2023, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $189.8 million and $218.0 million, respectively. Leaching inventories recognized in cost of sales amounted to $174.1 million and $207.4 million for the nine months ended September 30, 2024 and 2023 respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the nine-month period ended September 30, 2024 and 2023 consisted of (in millions):

	2024	2023
Statutory income tax provision	$1,298.7	$985.8
Peruvian royalty	45.5	30.2
Mexican royalty	116.3	102.5
Peruvian special mining tax	68.1	51.7
Total income tax provision	$1,528.6	$1,170.2

Effective income tax rate	37.2%	36.9%

These provisions include income taxes for Peru, Mexico and the United States. The Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The increase in the effective income tax rate in 2024 compared to the same period in 2023 was primarily attributable to a movement in exchange rates of the Mexican peso versus the U.S. dollar.

Peruvian royalty and special mining tax: The Company has accrued $113.6 million and $81.9 million of royalty charge and special mining tax as part of the income tax provision for the nine months of 2024 and 2023, respectively.

Mexican mining royalty: The Company has accrued $116.3 million and $102.5 million of royalty taxes as part of the income tax provision for the nine months of 2024 and 2023, respectively.

Accounting for uncertainty in income taxes: In the nine months of 2024, the Company made payments for uncertain tax positions of $72.5 million and $19.5 million in the Peruvian and Mexican jurisdictions respectively. The Company also recorded current and non-current liabilities for the Peruvian and Mexican jurisdictions that increased the tax expense by approximately $15.5 million and $12.1 million respectively. The Company has a net current liability of $19.2 million and $10.7 million in the Peruvian and Mexican jurisdictions respectively that represents anticipated cash refunds or payments within 12 months.

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

Receivable and payable balances with related parties are shown below (in millions):

	At September 30,	At December 31,
	2024	2023
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$10.4	$9.4
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	(*)	(*)
Ferrocarril Mexicano, S.A. de C.V.	(*)	(*)
Mexico Generadora de Energia S. de R.L. ("MGE")	0.8	17.1
Mexico Compania Constructora S.A de C.V.	(*)	(*)

Related to the controlling group:
Empresarios Industriales de Mexico, S.A. de C.V.	0.8	0.6
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.2	0.1
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
	$12.3	$27.3

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO	$7.3	$5.0
Asarco LLC	15.9	13.8
Eolica El Retiro, S.A.P.I. de C.V.	0.2	0.2
Parque Eolico de Fenicias, S. de R.L. de C.V.	5.3	—
Promotora Infraestructura Renovable Mex S.A. de C.V.	0.1	—
Ferrocarril Mexicano, S.A. de C.V.	5.4	7.9
Grupo Mexico Servicios, S.A. de C.V.	1.8	2.7
MGE	9.2	50.3
Mexico Compania Constructora S.A de C.V.	7.4	9.5
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.9	3.5
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.5	0.3
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	0.5	0.3
Operadora de Cinemas, S.A. de C.V.	0.3	0.1
	$54.8	$93.6

(*) Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the nine-month period ended September 30, 2024 and 2023 (in millions):

	2024	2023
Purchase activity
Asarco LLC	$3.7	$31.4
Eolica El Retiro, S.A.P.I. de C.V.	4.4	2.1
Parque Eolico de Fenicias, S. de R.L. de C.V.	4.6	—
Ferrocarril Mexicano, S.A. de C.V.	37.2	40.1
Grupo Mexico Servicios, S.A. de C.V.	15.1	15.1
AMMINCO	7.5	7.5
MGE	123.4	176.9
Mexico Compania Constructora S.A. de C.V.	58.0	37.4
Grupo Mexico Servicios de Ingenieria S. A. de C.V.	13.3	12.0
Total purchases	$267.2	$322.5
Sales activity
Asarco LLC	$27.0	$29.9
AMMINCO	0.1	(*)
Ferrocarril Mexicano, S.A. de C.V.	(*)	—
MGE	24.0	50.9
Total sales	$51.1	$80.8

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

In the nine-month period ended September 30, 2024, the Company donated $1.9 million to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations. In the same period of 2023, the Company donated $3.4 million to this organization.

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

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. Currently, MGE is supplying approximately 8.0% of its power output to third-party energy users, compared to 8.2% as of September 30, 2023.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro, S.A.P.I. de C.V. (“Eolica el Retiro”). Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. Currently, Eolica El Retiro supplies approximately 30.9% of its power output to IMMSA and Mexcobre, compared to 14.9% as of September 30, 2023.

In 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V. (“Parque Eolico de Fenicias”), an indirect subsidiary of Grupo Mexico, located in Nuevo Leon, Mexico. This contract commits to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement started in the third quarter of 2024. Currently, Parque Eolico de Fenicias supplies approximately 36.2% of its power output to IMMSA.

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

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the nine-month period ended September 30, 2024 and 2023 (in millions):

	2024	2023
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.4	$0.5
Mextransport	2.1	2.2
Operadora de Cinemas S.A. de C.V.	0.2	0.3
Total purchases	$2.7	$3.0

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$0.1
Empresarios Industriales de Mexico, S.A. de C.V.	0.3	0.2
Mextransport	1.8	1.7
Operadora de Cinemas S.A. de C.V.	0.1	0.1
Total sales	$2.3	$2.1

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

Equity Investment in Affiliate: The Company has a 44.2% participation in Compania Minera Coimolache S.A. (“Coimolache”), which is accounted for under the equity method. Coimolache owns Tantahuatay, a gold mine located in the northern part of Peru.

In addition, the Company has a 30.0% participation in Apu Coropuna S.R.L. (“Apu Coropuna”), which is accounted for under the equity method. Apu Coropuna is a company that performs exploration activities in the Pucay prospect, located in Arequipa, Peru. The exploration results were not favorable; consequently, the Company is evaluating liquidating its participation in this company.

It is anticipated that in the future the Company will enter into similar purchase and sale transactions with these same parties.

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

The weighted average remaining lease term for the Company’s leases is approximately eight years, and the weighted average discount rate for these leases is 4.06%.

The operating lease expense recognized in the nine-month period ended September 30, 2024 and 2023 was classified as follows (in millions):

Classification	2024	2023
Cost of sales (exclusive of depreciation, amortization and depletion)	$77.4	$86.9
Selling, general and administrative	0.1	0.1
Exploration	0.1	0.2
Total lease expense	$77.5	$87.2

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2024	$27.7
2025	106.9
2026	106.6
2027	106.3
2028	106.0
After 2028	421.8
Total lease payments	$875.3
Less: interest on lease liabilities	(150.3)
Present value of lease payments	$725.0

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

On July 20, 2021, the Peruvian Government published Law 31347, which requires companies in the production stage to set aside additional guarantees for progressive closure of its operations. The resources that back these guarantees will be returned to the Company when activities cease and the regulatory agency verifies that all closure measures have been satisfactorily completed. Under this Law, companies must include activities for environmental remediation within the closure schedule and assume costs associated with environmental impacts that are identified during audits. As of September 30, 2024, the regulation attached to this Law had yet to be published. The Company is currently evaluating the possible financial impact of the Law but cannot fully estimate the magnitude until the Law’s regulation is published.

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

In April 2024, the Company adjusted its estimate for the asset retirement obligation due to an update of the closure plan for its Ilo facility. The effect was a decrease of $3.2 million in the asset retirement obligation.

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

In the nine months of 2024, the Company adjusted its estimate for the asset retirement obligation for its Mexican operations following a detailed review of the closing activities required. The adjustment led to a $9.1 million decrease in the asset retirement obligation.

The following table summarizes the asset retirement obligation activity for the nine-month period ended September 30, 2024 and 2023 (in millions):

	2024	2023
Balance as of January 1	$612.5	$585.3
Changes in estimates	(12.3)	—
Closure payments	—	(0.3)
Accretion expense	21.3	19.3
Balance as of September 30,	$621.6	$604.3

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

The components of net periodic benefit costs for the nine-month period ended September 30, 2024 and 2023 are as follows (in millions):

(in millions)	2024	2023
Service cost	$1.9	$1.6
Interest cost	2.8	2.6
Expected return on plan assets	(4.7)	(4.2)
Amortization of prior service cost/(credit)	0.2	0.1
Amortization of net loss/(gain)	0.3	0.3
Net periodic benefit cost	$0.5	$0.4

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

The components of net periodic benefit cost for the nine-month period ended September 30, 2024 and 2023 are as follows (in millions):

(in millions)	2024	2023
Interest cost	$1.5	$1.6
Amortization of net loss (gain)	—	—
Amortization of prior service cost/(credit)	(*)	(*)
Net periodic benefit cost	$1.5	$1.6

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

Environmental capital investments in the nine-month period ended September 30, 2024 and 2023 were as follows (in millions):

	2024	2023
Peruvian operations	$3.5	$5.5
Mexican operations	133.2	72.1
	$136.8	$77.6

Peruvian operations: The Company’s operations are subject to applicable Peruvian environmental laws and regulations. The Peruvian government, through the Ministry of the Environment (“MINAM”) conducts annual audits of the Company’s Peruvian mining and metallurgical operations. Through these environmental audits, matters relating to environmental and legal compliance, atmospheric emissions, effluent monitoring and waste management are reviewed. The Company believes that it is in material compliance with applicable Peruvian environmental laws and regulations. Peruvian law requires that companies in the mining industry provide assurances for future mine closure and remediation.

In accordance with the requirements of this law, the Company’s closure plans were approved by MINEM. See Note 7 “Asset retirement obligation” for further discussion of this matter.

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defined new AQS for daily sulfur dioxide in the air. As of September 30, 2024, the Company reported a daily average level of µg/m3 of SO2, which falls below the AQS requirement.

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

In 2011, the General Law was amended to provide an individual or entity the ability to contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the actual existence of harm to the environment as long as it can be argued that the harm may be caused. Additionally, amendments to the Civil Federal Procedures Code (“CFPC”) were enacted in 2011 and established three categories of collective actions under which a group of 30 or more individuals can be considered sufficient to prove a “legitimate interest” to file civil actions for injuries arising out of alleged violations of environmental, consumer protection, financial services and Antitrust laws. The group can seek restitution or monetary compensation for the alleged injuries or suspension of the activities which allegedly caused the injuries in question. The amendments to the CFPC may result in more litigation, with plaintiffs seeking remedies, including suspension of the activities alleged to cause harm.

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

Guaymas sulfuric acid spill: In July 2019, there was an incident at the Company´s Marine Terminal in Guaymas, Sonora, that caused the discharge of approximately three cubic meters of sulfuric acid into the sea in the industrial port area. PROFEPA, after 2 inspections, declared a partial shutdown of the storage process and transportation of sulfuric acid at the terminal arguing the absence of an authorization of environmental impact, despite the fact that the Company’s exempt to the permit because these facilities have been in operation since 1979, prior to the 1988 Mexican General Law of Ecological Balance and the Protection of the Environment. The Company has solved this issue and expect to restart operations in the near future.

Climate change: Several taxes are applicable to the Company’s mining operations in Mexico, including federal and state fossil fuel taxes, and the requirements associated with Mexico’s emission trading scheme. These taxes range from $9/tCO2 to $18/tCO2 in 2023, approximately. These regional taxes are applicable in the States of Baja California, Zacatecas and San Luis Potosí, as well as a federal tax linked to the import of fuels. In addition, an emission trading scheme (ETS) in Mexico is currently available to the Company which is only applicable to two business units, the metallurgic and lime plants in Sonora, which both generate annual GHG emissions levels above the threshold of 100,000 tCO2 per year contemplated by the scheme. These two units are required to report and verify their emissions once a year. Units that emit more than 25,000 tonnes CO2 equivalent per year (all of our Mexican units) are required to report their emissions to the National Emissions Registry (RENE) annually and to verify the reported emissions every three years. Total expenses to ensure annual compliance with climate change regulations in Mexico are not material to the Company.

The Company believes that all of its facilities in Peru and Mexico are in compliance with environmental, mining and other applicable laws and regulations. The Company also believes that continued compliance with environmental laws of Mexico and Peru will have no material adverse effects on the Company’s business, properties, or operating results.

On May 09, 2023, Mexican Congress approved several changes effective immediately to the Mining Law, National Waters Law, the General Law of Ecological Balance and Environmental Protection, and the General Law for the Prevention and Integral Management of Waste. The main changes include reducing mining concession terms from 50 to 30 years; new restrictions and conditions on water use; requirements to provide guarantees for closure and remediation of operations; and a contribution of 5% of net earnings to indigenous communities for new projects and significant changes to exploration rules.

These amendments to the law have been challenged and are being reviewed by the Supreme Court. The Company is not expecting any negative impacts on its operations.

On September 15, 2024, the constitutional reform to the Judiciary approved by the Mexican Congress was published and became effective, which establishes that judges, magistrates and ministers of the Mexican Supreme Court of Justice will be elected by the citizens. It is currently not possible to determine the effects of the reform on the Company's operations.

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

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of September 30, 2024, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. Oral arguments took place on July 19, 2019. On January 7, 2020, the Judge decided to suspend the proceedings until the del Carpio Lazo case is concluded. On March 8, 2022, The Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On September 7, 2023, the Judge cancelled the suspension and declared the case ready for a resolution. On May 18, 2024, the Judge declared, once again, that the case was ready for resolution. As of September 30, 2024, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. In May 2016, the Company was included in the process after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazo case is concluded. On March 11, 2022, the Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On January 5, 2024, the Peruvian Branch reiterated its petition to continue the process given that a final decision has already been handed down in Carpio Lazo case. As of September 30, 2024, the case remains pending resolution.

The Gobierno Regional de Arequipa case is currently before the Superior Court. The Company answered the complaint on September 15, 2020. On February 8, 2021, the Judge decided to suspend the proceeding until the del Carpio Lazo case was concluded. On March 24, 2022, the Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On March 28, 2022, the Judge cancelled the suspension. On May 24, 2022, the parties presented their closing arguments. On March 15, 2023, the Judge dismissed the lawsuit. The plaintiff missed the chance to appeal the ruling, therefore, the Judge declared the case had concluded in favor of the Peruvian Branch. On October 20, 2023 the Superior Court declared that the plaintiff had not been properly informed of the ruling and ordered issuance of a new notification of the First Instance ruling. The Superior Court instructed the First Instance Court to inform the Gobierno Regional de Arequipa that it must establish a new address to ensure proper notification. On April 16, 2024, the Gobierno Regional de Arequipa filed an appeal against the first instance decision. The Superior court notified the Company of the appeal, and the Peruvian Branch responded on June 10, 2024. On August 7, 2024, an oral hearing took place. As of September 30, 2024, the case is pending resolution.

The Municipalidad Distrital de Dean Valdivia case is currently before the lower court. On August 17, 2022, the Company was formally notified of the lawsuit and answered the complaint on September 2, 2022. The Peruvian Branch informed the Court the result of the del Carpio Lazo case. As of September 30, 2024, the case is pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against the Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where the Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization since 1995. Following a motion filed by the Peruvian Branch, the lower court included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. On July 2, 2022, the case was temporarily archived. On May 26, 2023, the Judge ordered termination of the proceeding due to the lack of interest of the plaintiff. On June 2, 2023, the plaintiff appealed the termination of the proceeding. On September 18, 2023, the Superior Court reversed the termination and ordered the Judge to continue the proceeding. As of September 30, 2024, the case is pending resolution.

The Peruvian Branch asserts that the lawsuit is without merit and is vigorously defending against it. The amount of this contingency cannot be reasonably estimated by management at this time.

Mexican operations:

The Accidental Spill at Buenavista Mine of 2014

Regarding the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of September 30, 2024.

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

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. The three lawsuits are still pending: two were filed by Acciones Colectivas de Sinaloa, A.C. and one, by Defensa Colectiva, A.C.; requesting precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust. As of September 30, 2024, this cases remains in the same stage.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. On October 03, 2024, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by María Lourdes Martínez Navarro et al. As of September 30, 2024, all of these cases were pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. With regard to the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures. This public meeting will have no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, it has informed the corresponding Judge about its compliance with the resolution, in which BVC was required to implement additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, with six months granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions imposed. The foregoing does not impact BVC’s operations. Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of September 30, 2024, the remaining cases were pending resolution.

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

Labor matters:

Peruvian operations: 57.4% of the Company's 5,128 Peruvian employees were unionized as of September 30, 2024. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation. Currently, the Company has bargaining agreements with the six unions.

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

In the third quarter of 2024, meetings were held with several of the Company’s unions to discuss early collective bargaining agreements. Union representatives raised key issues such as long-term agreements, salary increases, administrative loans, early profit sharing, and maintaining peaceful labor relations. While some unions have already submitted their demands, others are still engaging in discussions with the Company’s leadership. Negotiations remain active, with further proposals expected. Additionally, a new union has formed in Toquepala. This union, which is recognized by the Ministry of Labor, has yet to initiate formal activities and no collective labor agreement is in place.

The Company maintains permanent communication with union representatives to ensure labor harmony and proper management of labor relations. Southern Peru has collective bargaining agreements with each of the six unions, the earliest expiration of these agreements is in 2024 and the latest, in 2027. These agreements regulate benefits related to remuneration and working conditions.

An important development in labor relations with the Company´s unions stems from a ruling by the Peruvian Supreme Court that was notified to the Company on October 23, 2023. After 12 years of litigation, the Court ruled in favor of the Company to settle a suit involving a worker payment in the amount of S/11,000.0 (approximately $2,961.8) that a lower court had ordered the Company to pay to one of the unions in 2011. The Company had been legally pursuing reimbursemnt of the total amount paid to the workers. The union has expressed its intention to comply with the court order and to reach an agreement to return the amount paid by the Company.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement in their labor environment, as workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martin mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martin mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice. Such challenges were dismissed by the Supreme Court. Consequently, on September 6, 2021, the Federal Mediation and Arbitration Board issued a new resolution determining that, based on the documents submitted by the National Federation of Independent Unions and given the status of the strike until 2018, it was not possible to create a registry of workers holding a right to vote. Therefore, in case of a strike, any collective bargaining proceedings shall remain suspended. On June 9, 2023, the Federal Mediation and Arbitration Board, in a ruling that veered from its previous stance, did not recognize the common representatives of the coalition workers and consequently ruled that the agreement which such representatives had made with the Company to lift the strike in 2018 lacked validity. Notwithstanding, on June 14, 2023 the Federal Mediation and Arbitration Board

handed down a ruling that terminated the strike and ordered workers to resume activities within 15 days. The Mining Union filed a protective action (Amparo) against this resolution, which is pending resolution as of September 30, 2024.

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

The Company´s operations at the San Martin unit continue to evolve normally and the conflict is expected to be resolved in accordance with the legal framework set by labor authorities; any actions taken will respect the will of the workers

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of September 30, 2024, the case was pending resolution without further developments.

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

Other commitments:

Peruvian Operations:

Michiquillay

In June 2018, the Company signed a contract for the acquisition of the Michiquillay copper project in Cajamarca, Peru, at a purchase price of $400 million. Michiquillay is a world-class mining project with estimated inferred mineral resources of 2,288 million tonnes and an estimated copper grade of 0.43%. It is expected to produce 225,000 tonnes of copper per year (along with by-products of molybdenum, gold and silver) for an initial mine life of more than 25 years.

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

In 2021, the Company signed social agreements with the Michiquillay and La Encañada communities. In addition, in October 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed environmental impact study for the project. In the last quarter of 2022, the Company informed MINEM that exploration activities had begun and that it initiated an in-depth assessment of existing mineral resources. In 2023, in accordance with the social agreements with the Michiquillay and La Encañada communities, the Company has hired unskilled labor and is paying for the use of surface land. The Company is supporting social programs in both communities. Additionally, the Company continues exploration activities on this project and as of September 30, 2024, the total progress of the exploration project was 30%. By this date, we have drilled 120,923 meters and obtained 39,234 drill core samples for chemical analysis. Diamond drilling will continue and will provide information for the interpretation of geological sections related to mineralization, geological modeling and mineral resource evaluation. Geo-metallurgical studies are currently underway; hydrological and hydrogeological studies for the project will begin shortly.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $119.8 million as of September 30, 2024). In relation to this commitment, the Company has completed the construction of a school with an investment of S/18.8 million (approximately $5.1 million as of September 30, 2024) and agricultural infrastructure projects and studies with an investment of S/112.0 million (approximately $30.2 million as of September 30, 2024). Among the most important projects are the construction of the Cularjahuira dam for S/15.6 million (approximately $4.2 million as of September 30, 2024) and is preparing the engineering study for the Callazas dam for S/2.6 million (approximately $0.7 million as of September 30, 2024). Aditionally, the Company has committed S/60.4 million ($16.3 million as of September 30, 2024) to basic infrastructure projects, including a drinking water project for S/9.6 million (approximately $2.6 million as of September 30, 2024) which was recently completed.

As the Toquepala expansion project was completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $28.5 million in its consolidated financial statements as other liabilities as of September 30, 2024.

In addition, the Company has committed S/102.1 million (approximately $27.5 million) for the construction of a high-achievement school in the Tacna region under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes..

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs to determine how the Company can contribute to sustainable development in the region. Although the development roundtable is not currently meeting, during previous sessions it discussed the possibility of creating a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $269.3 million as of September 30, 2024). While the final funding agreement has yet to be signed, the Company has already committed to contributing S/251.5 million (approximately $67.7 million as of September 30, 2024) to different projects, including S/108.4 million (approximately $29.2 million as of September 30, 2024) to fund an educational project for which S/106.7 million (approximately $28.7 million as of September 30, 2024) has already been invested; this project already has approved resolutions from the provinces of Ilo and Sánchez Cerro. Additionally, construction of the treatment plant in Ilo continues, which entails a total investment of S/105.5 million (approximately $28.4 million as of September 30, 2024), as of September 30, 2024, the project had advanced 48%. There are civil works ongoing, and the procurement process has already started. Also, sanitation permits are under review by the Municipal authorities and the Company´s legal area. On the education front, S/18.2 million (approximately $4.9 million as of September 30, 2024) has been executed to build three schools in Moquegua, all of which have been completed. Lastly, S/7.0 million (approximately $1.9 million as of September 30, 2024) has been invested to develop agricultural infrastructure projects and S/12.4 million (approximately $3.3 million as of September 30, 2024) has been invested to develop sidewalks in Pacocha and other efforts.

In addition, in the last 3 years, the Company has committed S/227.9 million (approximately $61.4 million as of September 30, 2024) to build five infrastructure projects in the Moquegua region and has financed pre-investment studies for basic sanitation for S/0.3 million (approximately $0.1 million as of September 30, 2024), all of that under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Apurimac Region: The Company has committed S/83.7 million (approximately $22.5 million as of September 30, 2024) to build two educational infrastructure projects under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Arequipa Region: The Company has committed S/109.5 million (approximately $29.5 million as of September 30, 2024) to build two educational infrastructure projects and S/6.3 million ($1.7 million as of September 30, 2024) to finance previous studies for infrastructure projects, under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Cajamarca Region: The Company has committed S/0.7 million (approximately $0.2 million as of September 30, 2024) to finance the pre-investment studies of a health project under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatts (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects starting on May 1, 2017 and ending on October 31, 2029.

Mexican operations:

Power purchase agreements

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 5 “Related party transactions”.

●	Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I. de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company´s Mexican operations. For further information, please see Note 5 “Related party transactions”.

●	Parque Eolico de Fenicias, S. de R.L. de C.V.: On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., an indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. In the third quarter of 2024, Parque Eolico de Fenicias began supplying energy to the IMMSA unit. For further information, please see Note 5 “Related party transactions”.

Corporate operations:

Commitment for capital projects

As of September 30, 2024, the Company had committed approximately $257.6 million to capital investment project developments.

Tax contingency matters: Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 4 “Income taxes”).

NOTE 10 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the nine-month period ended September 30, 2024 and 2023 is as follows (in millions):

	2024	2023
Southern Copper Corporation common shares
Balance as of January 1,	$2,766.7	$2,766.9
Dividend paid in Common Stock	(308.1)	—
Used for corporate purposes	(0.3)	(0.2)
Balance as of September 30,	2,458.3	2,766.7

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	382.3	340.7
Other activity, including dividend, interest and foreign currency translation effect	(9.6)	23.7
Balance as of September 30,	372.7	364.4
Treasury stock balance as of September 30,	$2,831.0	$3,131.1

Common Stock

Dividend paid in common stock:

On May 23, 2024 the Company paid a dividend of 0.0104 shares per common share which represents a reduction of 8,039,992 shares of common stock in Treasury for a total of $199.5 million.

On August 26, the Company paid a dividend of 0.0056 shares per common share which represents a reduction of 4,374,118 shares of common stock in Treasury for a total of $108.6 million.

On September 30, 2024 and on December 31, 2023, 99,059,107 and 111,485,617 shares of SCC’s common stock were in Treasury, respectively.

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

For the nine months of 2024 and 2023, the stock-based compensation expense associated with this plan totaled $1.3 million and $0.7 million respectively.

The activity of this plan for the nine-month period ended September 30, 2024 and 2023 was as follows:

	2024	2023
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(428,800)	(416,800)
Granted in the period	(12,400)	(9,600)
Total shares granted at September 30,	(441,200)	(426,400)
Remaining shares reserved	158,800	173,600

Parent Company common shares:

Total common shares of Grupo Mexico held by the treasury stood at 64,810,241 and 69,798,524 as of September 30, 2024 and September 30, 2023, respectively.

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

The stock based compensation expense for the nine-month period ended September 30, 2024 and 2023 and the unrecognized compensation expense under this plan were as follows (in millions):

	2024	2023
Stock based compensation expense	$0.5	$0.5
Unrecognized compensation expense	$1.2	$1.6

The following table presents the stock award activity of this plan for the nine-month period ended September 30, 2024 and 2023:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2024	1,962,936	$1.86
Granted	—	—
Exercised	(49,470)	$1.86
Forfeited	—	—
Outstanding shares at September 30, 2024	1,913,466	$1.86
Outstanding shares at January 1, 2023	2,754,506	$1.86
Granted	—	—
Exercised	(770,017)	$1.86
Forfeited	—	—
Outstanding shares at September 30, 2023	1,984,489	$1.86

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan to certain members of its executive management; to executive management at its subsidiaries; and to certain affiliated companies. Under this plan, participants will receive cash incentive bonuses to purchase shares of Grupo Mexico, which are deposited in a trust.

Non-controlling interest:

The following table presents the non-controlling interest activity the nine-month period ended September 30, 2024 and 2023 (in millions):

	2024	2023
Balance as of January 1,	$63.1	$62.7
Net earnings	9.5	7.3
Dividend paid	(4.2)	(6.6)
Balance as of September 30,	$68.4	$63.4

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table, which provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023 (in millions):

	At September 30, 2024		At December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:

Current portion of long-term debt level 1	$499.6	$497.6	$—	$—

Long-term debt level 1	$5,706.6	$6,021.0	$6,203.4	$6,431.9
Long-term debt level 2	51.2	55.6	51.2	54.0
Total long-term debt	$5,757.8	$6,076.6	$6,254.6	$6,485.9

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of September 30, 2024 and December 31, 2023 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$318.6	$318.6	$—	$—
—Available-for-sale debt securities:
Asset backed securities	(*)	—	(*)	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	681.8	681.8	—	—
Molybdenum	372.9	372.9	—	—
Total	$1,373.4	$1,373.3	$0.2	$—

(*) Less than $0.1 million

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$599.1	$599.1	$—	$—
—Available-for-sale debt securities:
Asset backed securities	0.1	—	0.1	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	657.5	657.5	—	—
Molybdenum	264.9	264.9	—	—
Total	$1,521.7	$1,521.5	$0.2	$—

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

NOTE 12 — REVENUE:

The Company’s net sales were $2,930.9 million and $8,649.0 million in the three and nine-month period ended September 30, 2024, compared to $2,505.6 million and $7,600.2 million in the same period of 2023. The geographic breakdown of the Company’s sales is as follows (in millions):

	Three Months Ended September 30, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$694.0	$138.2	$8.6	$(44.9)	$795.9
United States	281.1	0.4	134.8	—	416.3
Peru	—	1.7	169.0	(1.8)	169.0
Brazil	—	8.2	113.1	—	121.3
Chile	—	—	117.0	—	117.0
Other American countries	11.6	—	6.6	—	18.2
Europe:
Switzerland	180.4	24.9	195.5	—	400.9
Italy	—	7.6	86.3	—	93.9
Spain	97.8	—	22.3	—	120.2
Other European countries	(1.6)	3.7	166.5	—	168.7
Asia:
China	251.1	0.1	51.8	—	303.0
Singapore	20.2	(*)	28.4	—	48.5
Japan	57.1	—	86.0	—	143.1
Other Asian countries	10.9	—	4.1	—	15.0
Total	$1,602.7	$184.9	$1,189.9	$(46.6)	$2,930.9

(*) Less than $0.1 million.

	Three Months Ended September 30, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$712.6	$113.1	$—	$(36.6)	$789.1
United States	257.4	—	144.7	—	402.1
Peru	—	9.6	113.1	(9.6)	113.1
Brazil	—	9.3	91.0	—	100.3
Chile	—	—	90.9	—	90.9
Other American countries	13.1	—	5.7	—	18.8
Europe:
Switzerland	81.7	8.6	146.7	—	237.0
Italy	0.5	3.6	95.9	—	100.0
Spain	106.8	—	18.3	—	125.1
Other European countries	35.7	5.7	64.9	—	106.3
Asia:
China	166.7	0.4	25.8	—	192.9
Singapore	45.3	3.2	64.2	—	112.7
Japan	15.5	—	74.0	—	89.5
Other Asian countries	26.9	0.1	0.8	—	27.8
Total	$1,462.2	$153.6	$936.0	$(46.2)	$2,505.6

	Nine Months Ended September 30, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,939.9	$365.5	$25.8	$(119.2)	$2,212.0
United States	878.7	2.4	237.0	—	1,118.1
Peru	—	20.7	503.2	(20.9)	502.9
Brazil	—	30.2	357.0	—	387.2
Chile	—	—	343.3	—	343.3
Other American countries	32.3	—	17.9	—	50.2
Europe:
Switzerland	494.5	65.6	444.4	—	1,004.5
Italy	(*)	20.1	270.0	—	290.1
Spain	339.4	—	68.0	—	407.4
Other European countries	86.0	9.1	406.0	—	501.1
Asia:
China	761.4	3.6	221.7	—	986.7
Singapore	83.5	(0.6)	99.3	—	182.1
Japan	138.4	—	432.2	—	570.6
Other Asian countries	53.0	—	39.7	—	92.7
Total	$4,807.2	$516.6	$3,465.4	$(140.1)	$8,649.0

(*) Less than $0.1 million.

	Nine Months Ended September 30, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated
The Americas:
Mexico	$1,902.9	$368.0	$—	$(105.5)	$2,165.4
United States	851.9	8.6	397.0	—	1,257.5
Peru	—	17.4	386.5	(17.5)	386.4
Brazil	—	24.7	267.1	—	291.8
Chile	(8.4)	—	260.5	—	252.1
Other American countries	33.3	0.6	20.7	—	54.6
Europe:
Switzerland	393.0	20.6	431.2	—	844.8
Italy	0.7	13.1	306.3	—	320.1
Spain	319.3	—	37.8	—	357.1
Other European countries	109.4	16.5	162.1	—	288.0
Asia:
China	459.3	1.4	84.4	—	545.1
Singapore	154.2	3.2	173.4	—	330.8
Japan	107.6	—	313.3	—	420.9
Other Asian countries	77.1	0.2	8.3	—	85.6
Total	$4,400.3	$474.3	$2,848.6	$(123.0)	$7,600.2

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three and nine-month period ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,284.1	$26.9	$968.1	$(18.0)	$2,261.0
Molybdenum	153.3	—	143.5	—	296.8
Silver	85.7	48.3	40.4	(22.7)	151.7
Zinc	28.5	89.3	—	(4.8)	113.0
Other	51.2	20.4	38.0	(1.1)	108.4
Total	$1,602.7	$184.9	$1,189.9	$(46.6)	$2,930.9

	Three Months Ended September 30, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$1,118.1	$23.7	$755.0	$(22.2)	$1,874.6
Molybdenum	230.3	—	112.8	—	343.1
Silver	62.4	40.1	23.5	(22.0)	104.0
Zinc	—	69.8	—	0.2	70.0
Other	51.4	20.0	44.7	(2.2)	113.9
Total	$1,462.2	$153.6	$936.0	$(46.2)	$2,505.6

	Nine Months Ended September 30, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$3,837.3	$96.2	$2,798.8	$(60.9)	$6,671.4
Molybdenum	511.2	—	438.4	—	949.6
Silver	243.8	136.0	111.4	(70.7)	420.5
Zinc	77.6	224.7	—	(4.3)	298.0
Other	137.3	59.8	116.7	(4.1)	309.7
Total	$4,807.2	$516.6	$3,465.4	$(140.1)	$8,649.0

	Nine Months Ended September 30, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Corporate, Other &	Total
	Open-pit	Unit	Operations	Eliminations	Consolidated
Copper	$3,501.4	$65.1	$2,294.9	$(56.5)	$5,804.9
Molybdenum	561.5	—	337.6		899.1
Silver	181.9	121.1	74.2	(59.4)	317.8
Zinc	—	224.6	—	0.5	225.1
Other	155.5	63.5	141.9	(7.6)	353.3
Total	$4,400.3	$474.3	$2,848.6	$(123.0)	$7,600.2

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Corporate &
	Open-Pit	Unit	Operations	Elimination	Consolidated

As of September 30, 2024:
Trade receivables	$874.7	$78.6	$577.0	$—	$1,530.2
Related parties, current	26.2	15.2	0.4	(29.5)	12.3

As of December 31, 2023:
Trade receivables	$556.3	$49.1	$535.7	$—	$1,141.1
Related parties, current	25.7	0.9	0.8	(0.1)	27.3

As of September 30, 2024, the Company has long-term contracts with promises to deliver the following products in 2024:

Copper concentrates (in tonnes)	177,500
Copper cathodes (in tonnes)	48,000
Molybdenum concentrates (in tonnes)	21,315
Sulfuric acid (in tonnes)	251,143

Provisionally priced sales: At September 30, 2024, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the September 30, 2024 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at September 30, 2024:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	153.8	4.4	October 2024 through January 2025
Molybdenum	17.2	21.7	October 2024 through January 2025

The provisional sales price adjustment included in accounts receivable and net sales as of September 30, 2024 incorporates a positive adjustment of 30.5 million for copper and a negative adjustment of 6.5 million for molybdenum.

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

Financial information relating to Southern Copper Corporation’s segments is as follows:

	Three Months Ended September 30, 2024
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,596.7	$144.3	$1,189.9	$—	$2,930.9
Intersegment sales	6.0	40.6	—	(46.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	612.7	123.2	543.9	(56.8)	1,223.1
Selling, general and administrative	17.1	3.2	9.1	1.8	31.2
Depreciation, amortization and depletion	105.4	19.3	79.9	8.5	213.1
Exploration	1.3	2.6	7.3	2.0	13.2
Operating income	$866.2	$36.6	$549.7	$(2.2)	1,450.3
Less:
Interest, net					(44.8)
Other income (expense)					21.2
Income taxes					(526.4)
Equity earnings of affiliate					(0.5)
Non-controlling interest					(3.1)
Net income attributable to SCC					$896.7
Capital investment	$145.2	$30.2	$67.2	$3.7	$246.4
Property and mine development, net	$4,852.6	$784.9	$3,776.5	$513.1	$9,927.1
Total assets	$8,975.0	$1,196.6	$5,473.9	$2,770.0	$18,415.5

	Three Months Ended September 30, 2023
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$1,462.2	$107.4	$936.0	$—	$2,505.6
Intersegment sales		46.2		(46.2)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	591.6	133.3	490.9	(40.1)	1,175.7
Selling, general and administrative	18.9	2.6	9.4	1.8	32.7
Depreciation, amortization and depletion	96.9	16.8	88.6	10.2	212.5
Exploration	1.9	2.1	8.1	3.4	15.5
Operating income	$752.9	$(1.2)	$339.0	$(21.5)	1,069.2
Less:
Interest, net					(60.7)
Other income (expense)					8.9
Income taxes					(395.3)
Equity earnings of affiliate					(0.1)
Non-controlling interest					(2.5)
Net income attributable to SCC					$619.5
Capital investment	$141.5	$40.1	$76.1	$5.0	$262.7
Property and mine development, net	$4,634.3	$727.4	$3,616.2	$752.9	$9,730.8
Total assets	$8,531.7	$1,153.6	$4,643.2	$2,636.5	$16,965.0

	Nine Months Ended September 30, 2024
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$4,801.1	$382.5	$3,465.3	$—	$8,649.0
Intersegment sales	6.0	134.0	—	(140.1)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,870.3	362.8	1,544.6	(148.3)	3,629.6
Selling, general and administrative	52.3	9.1	28.2	6.4	96.0
Depreciation, amortization and depletion	307.7	56.7	241.1	26.2	631.7
Exploration	7.3	7.0	23.8	6.4	44.4
Operating income	$2,569.6	$80.9	$1,627.6	$(30.9)	4,247.3
Less:
Interest, net					(154.7)
Other income (expense)					20.3
Income taxes					(1,528.6)
Equity earnings of affiliate					8.1
Non-controlling interest					(9.5)
Net income attributable to SCC					$2,582.9
Capital investment	$486.9	$91.5	$203.6	$10.0	$792.0
Property and mine development, net	$4,852.6	$784.9	$3,776.5	$513.1	$9,927.1
Total assets	$8,975.0	$1,196.6	$5,473.9	$2,770.0	$18,415.5

	Nine Months Ended September 30, 2023
	(in millions)
		Mexican		Corporate, other
	Mexican	IMMSA	Peruvian	and
	Open-pit	Unit	Operations	eliminations	Consolidated
Net sales outside of segments	$4,400.3	$351.3	$2,848.6	$—	$7,600.2
Intersegment sales	—	123.0	—	(123.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,781.9	411.5	1,442.7	(118.5)	3,517.6
Selling, general and administrative	51.7	7.9	27.9	6.6	94.1
Depreciation, amortization and depletion	288.1	51.6	253.0	32.7	625.4
Exploration	4.6	6.0	20.2	8.7	39.5
Operating income	$2,274.0	$(2.7)	$1,104.8	$(52.5)	3,323.6
Less:
Interest, net					(180.5)
Other income (expense)					24.9
Income taxes					(1,170.2)
Equity earnings of affiliate					(10.3)
Non-controlling interest					(7.3)
Net income attributable to SCC					$1,980.2
Capital investment	$406.3	$102.6	$232.5	$11.8	$753.2
Property and mine development, net	$4,634.3	$727.4	$3,616.2	$752.9	$9,730.8
Total assets	$8,531.7	$1,153.6	$4,643.2	$2,636.5	$16,965.0

NOTE 14 — SUBSEQUENT EVENTS:

Dividends:

On October 17, 2024, the Board of Directors authorized a quarterly cash dividend of $0.70 per share of common stock and a stock dividend of 0.0062 shares of common stock per share of common stock, payable on November 21, 2024 for shareholders of record at the close of business on November 6, 2024.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $112.43, which is the average of the high and low share price on October 17, 2024.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the third quarter of 2024, approximately 77.1% of our revenue came from the sale of copper; 10.1% from molybdenum; 5.2% from silver; 3.9% from zinc; and 3.7% from various other products, including gold, sulfuric acid, and other materials.

●	Copper: In the third quarter of 2024, the LME copper price increased from an average of $3.79 per pound in the third quarter of 2023 to $4.17 (+10.0%). Based on supply and demand dynamics, we are expecting a slight market surplus of about 100,000 tonnes of copper for 2024. At this point in time, we estimate that the copper supply will register growth of 2.7% and demand, 2.3%. Looking at demand, although we still see weak demand from China, we believe the recently announced economic measures will promote economic growth and fuel demand from the world’s largest copper consumer. Furthermore, a resilient US economy and new demand from decarbonization technologies, coupled with needs driven by artificial intelligence, are expected to bolster support for long-term copper demand.

●	Molybdenum: Accounted for 10.1% of our sales in the third quarter of 2024 and is currently our most important by-product. Molybdenum prices averaged $21.68 per pound in the third quarter of 2024, compared to $23.59 in the same period of 2023, reflecting a decrease of 8.1%.

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

●	Silver: Represented 5.2% of our sales in the third quarter of 2024. We believe that silver prices will be supported by its extensive industrial applications, particularly in electronics, solar energy, and electric vehicles. Although the supply is expected to remain stable, growing demand from emerging technologies could lead to a tighter market. This increased demand is likely to sustain higher prices over the long term.

●	Zinc: Average zinc prices increased 14.5% in the third quarter of 2024 versus the figure in 2023. We believe zinc has strong long-term fundamentals, driven by sustained industrial demand, particularly in the construction and automotive sectors. Although current supply levels are stable, a forecasted reduction in mine production and the closing of key refineries suggest that supply will tighten over time. As demand continues to grow, this imbalance is expected to put upward pressure on prices in the long run. Zinc represented 3.9% of our sales in the third quarter of 2024.

●	Production: For 2024, we expect to produce 975,000 tonnes of copper, an increase of 7.0% over 2023’s final print. This growth will be fueled by recovery at our SX-EW facilities at Buenavista; higher production in Peru; and copper production at our new Buenavista zinc concentrator, which is operating at full capacity.

We also expect to produce 28,200 tonnes of molybdenum, which represents an increase of 5.0% over our 2023 production level. In 2024, we expect to produce 20.8 million ounces of silver, an increase of 12.8% compared to 2023 production results. Additionally, we expect to produce 120,300 tonnes of zinc from our mines, which represents an increase of 84.0% compared to our 2023 production level. This growth will be driven by the Buenavista Zinc concentrator. We expect this facility to produce 54,800 tonnes of zinc in 2024. For 2025 and on, we expect to produce over 154,000 tonnes per year.

●	Capital Investments: In the nine month period of 2024, we spent $792.0 million on capital investments; this represented 30.7% of net income and an increase of 5.2% compared to the amount registered for the same period in 2023.

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

Earnings: The table below highlights key financial and operational data of our Company for the three and nine-month period ended September 30, 2024 and 2023 (in millions, except copper price, percentages and per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Copper price LME	4.17	3.79	0.38	10.0%	4.14	3.90	0.24	6.2%
Pounds of copper sold	535.9	495.4	40.5	8.2%	1,563.8	1,482.5	81.3	5.5%
Net sales	$2,930.9	$2,505.6	$425.3	17.0%	$8,649.0	$7,600.2	$1,048.8	13.8%
Operating income	$1,450.3	$1,069.2	$381.1	35.6%	$4,247.3	$3,323.6	$923.7	27.8%
Net income attributable to SCC	$896.7	$619.5	$277.2	44.7%	$2,582.9	$1,980.2	$602.7	30.4%
Earnings per share	$1.15	$0.80	$0.35	43.8%	$3.32	$2.56	$0.76	29.7%
Dividends per share	$0.60	$1.00	$(0.40)	(40.0)%	$1.40	$3.00	$(1.60)	(53.3)%

Net sales in the third quarter of 2024 totaled $2,930.9 million, which represented a substantial increase of 17.0% compared to net sales in the same period of 2023. This growth was primarily attributable to growth in the sales volumes of copper (+8.2%), molybdenum (+5.6%), silver (+17.4%), and zinc (+50.1%). Higher metal prices for copper (+10.0%, LME), silver (+24.7%), and zinc (+14.5%) further boosted sales. This positive performance was somewhat offset by a decline in molybdenum prices (-8.1%).

Net income attributable to SCC for the third quarter of 2024 reached $896.7 million, marking a 44.7% increase compared to the same period in 2023. This strong performance was primarily supported by a 17.0% rise in sales driven by improvements in pricing and higher sales volumes but slightly offset by a 3.1% increase in the cost of sales and a 33.2% rise in income taxes.

Net sales for the nine-month period of 2024 increased 13.8% compared to the same period in 2023. This growth was driven by higher sales volumes of copper (+5.5%), molybdenum (+11.6%), silver (+13.7%), and zinc (+39.3%). Better results were also supported by higher prices for copper (+6.2%, LME) and silver (+16.0%), which were nonetheless offset by a drop in prices for molybdenum (-17.4%).

Net income attributable to SCC for the nine-month period of 2024 increased by 30.4% compared to the same period in 2023. This performance was mainly driven by a 13.8% increase in sales, reflecting higher sales volumes and metal prices for most of our by-products. However, this growth was tempered by a slight rise in operating costs of 2.9% and a 30.6% increase in income taxes.

Production: The table below highlights our mine production data for the three and nine-month period ended September 30, 2024 and 2023:

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Copper (in million pounds)	556.1	498.5	57.6	11.5%	1,620.2	1,492.4	127.8	8.6%
Molybdenum (in million pounds)	16.0	15.1	0.9	6.0%	48.5	43.3	5.2	11.9%
Silver (in million ounces)	5.3	4.4	0.9	21.5%	15.3	13.6	1.7	12.5%
Zinc (in million pounds)	68.5	35.9	32.6	90.9%	191.5	107.1	84.4	78.8%

The table below highlights our mine production data for the three and nine-month period ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper (in million pounds):	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Toquepala	143.4	123.3	20.1	16.3%	423.7	353.8	69.9	19.8%
Cuajone	90.2	74.7	15.5	20.8%	271.0	238.5	32.5	13.7%
La Caridad	64.4	61.3	3.1	5.1%	193.9	179.1	14.8	8.3%
Buenavista	253.0	233.6	19.4	8.3%	715.8	705.4	10.4	1.5%
IMMSA	5.1	5.6	(0.5)	(8.4)%	15.8	15.6	0.2	1.5%
Total mined copper	556.1	498.5	57.6	11.5%	1,620.2	1,492.4	127.8	8.6%

Third quarter: Copper mine production in the third quarter of 2024 increased by 11.6%, reaching 556.1 million pounds. This growth was primarily driven by higher production levels at Cuajone (+20.8%; due to higher ore grades and milling), Toquepala (+16.3%; due to higher ore grades), Buenavista (+8.3%; due to higher ore grades and recoveries), and La Caridad (+5.1%; due to higher ore grades) operations. Growth was slightly offset by reduced production at the IMMSA (-8.4%; due to lower ore grades) unit.

Molybdenum production increased by 6.0% in the third quarter of 2024 compared to the same period in 2023. This growth was mainly due to higher production at our Toquepala (+51.2%), Cuajone (+47.7%), and Buenavista (+15.0%) mines, which was primarily driven by an increase in ore grades. This performance was somewhat offset by a reduction in production at our La Caridad (-29.9%) mine, which was attributable to a decrease in ore grades.

Silver mine production increased by 21.5% in the third quarter of 2024 compared to the same period in 2023. This growth was attributable to higher production at our Buenavista (+45.6%), Cuajone (+32.2%), Toquepala (+31.4%), and IMMSA (+5.6%) operations. This performance was slightly offset by a decrease in production at our La Caridad (-1.5%) mine.

Zinc production increased by 90.9% in the third quarter of 2024 compared to the same period in 2023. This significant growth was primarily attributed to the production start-up at the Buenavista zinc concentrator, which produced 14,453 tonnes during the period.

Nine months: Mined copper production in the nine-month period of 2024 increased by 8.6%. This growth was mainly attributable to higher production at our Peruvian operations, where Toquepala was up 19.8% and Cuajone, 13.7%, both on the back of an improvement in ore grades. Production at our Mexican operations also rose over the period, registering growth of 2.8%.

Molybdenum production, in the nine-month period of 2024 increased 11.9% compared to the same period in 2023. This growth was primarily driven by growth in output at our Toquepala mine (+65.8%), which reflected better ore grades and recoveries. Our Cuajone (+17.0%) and Buenavista (+10.6%) mines also performed well during this timeframe. Growth in production was, nonetheless, somewhat attenuated by a decline in production at the La Caridad mine, which was down 15.4%.

Silver mine production increased by 12.5% in the nine-month period of 2024 compared to the same period in 2023. This was largely attributable to higher output across our operations, including Toquepala (+27.2%), Buenavista (+20.6%), Cuajone (+13.5%), La Caridad (+9.0%), and IMMSA (+1.6%) operations.

Zinc production increased 78.8% in the nine-month period of 2024. This growth was primarily driven by production start-up at the Buenavista zinc concentrator, which produced 37,801 tonnes during the period.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three and nine-month period ended September 30, 2024 and 2023:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Total operating cash cost before by‑product revenues	$1,046.2	$1,073.0	$(26.8)	(2.5)%	$3,230.6	$3,120.3	$110.3	3.5%
Total by‑product revenues	$(639.3)	$(604.3)	$(35.0)	5.8%	$(1,887.9)	$(1,752.3)	$(135.6)	7.7%
Total operating cash cost net of by‑product revenues	$406.9	$468.7	$(61.8)	(13.2)%	$1,342.7	$1,368.0	$(25.3)	(1.8)%
Total pounds of copper produced(2)	535.2	478.3	56.9	11.9%	1,559.2	1,435.7	123.5	8.6%
Operating cash cost per pound before by‑product revenues	$1.95	$2.24	$(0.29)	(13.0)%	$2.07	$2.17	$(0.10)	(4.7)%
By‑products per pound revenues	$(1.19)	$(1.26)	$0.07	(5.5)%	$(1.21)	$(1.22)	$0.01	(0.8)%
Operating cash cost per pound net of by‑product revenues	$0.76	$0.98	$(0.22)	(22.6)%	$0.86	$0.95	$(0.09)	(9.7)%
(1)	These are non-GAAP measures. Please see page 57 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

In the third quarter of 2024, the operating cash cost per pound before by-product revenues dropped from $2.24 to $1.95, reflecting a 13.0% improvement in production efficiency. By-product revenues per pound also saw a slight decrease, going from $1.26 to $1.19. This contributed to a notable reduction in the operating cash cost per pound net of by-product revenues, which dropped from $0.98 to $0.76, a 22.6% decline. This decrease reflects positive cost management measures and higher production volumes, which offset the effect of lower by-product revenues.

For the nine-month period of 2024, the operating cash cost per pound before by-product revenues fell from $2.17 to $2.07, representing a 4.7% improvement. Total operating cash costs, however, increased 3.5% to $3,230.6 million, while by-product revenues per pound remained relatively steady, falling marginally from $1.22 to $1.21. As a result, the operating cash cost per pound net of by-product revenues decreased 9.7%, going from $0.95 to $0.86. Copper production increased by 8.6% to 1,559.2 million pounds during this period, which reflects ongoing improvements in operating efficiency and cost controls.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, and for copper, molybdenum, zinc and silver in particular.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining three months of 2024, assuming that expected metal production and sales are achieved, tax rates remain unchanged and no effects are generated by potential hedging programs, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$31.6	$8.2	$6.0	$3.1

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

Capital Investment Programs: We made capital investments of $792.0 million in the nine-month period of 2024, compared to $753.2 million in the same period of 2023. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects by utilizing cash on hand; internally generated funds and additional external financing. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy and market conditions.

Projects in Peru:

Quebrada Honda dam expansion – Tacna: This project aims to enlarge the main and lateral dams in Quebrada Honda and includes the relocation and repowered of some facilities due to dam growth and implementation of other facilities for water recovery, among other factors. The drainage works and removal of Eolic material for the main and lateral dam, as well as complementary operational works are completed. We have also installed two cyclone nests for the main dam, which are currently operating. Additionally, purchases are pending for equipment for tailings hauling. We intend to build administrative facilities down the line. This project has a total budget of $165.0 million, of which we have invested $152.0 million as of September 30, 2024.

Tia Maria - Arequipa: This greenfield project, located in Arequipa, Peru, will use state of the art SX-EW technology with the highest international environmental standards with a capacity of 120,000 tonnes of SX- EW copper cathodes per year.

The Company has consistently promoted the welfare of the population of the Islay province and the Arequipa region. As part of these efforts, we have implemented several successful social programs in education, healthcare and productive development to improve the quality of life in the region.

Our current social programs in Islay help reduce the costs of agricultural production by improving productivity with cutting-edge technology. Additionally, we are working to provide internet access to 4,600 school students. On top of this, we are committed to developing health facilities, high performance schools, research centers and roads in the Arequipa region via the “work for taxes” mechanism.

Tia Maria will generate significant revenues for the Arequipa region from day one of its operations. At current copper prices, we expect to export $17.5 billion and contribute $3.4 billion in taxes and royalties during the first 20 years of operation. The Company is currently reviewing its historical capital budget for Tia Maria of $1.4 billion. We will update this budget by year-end.

Project update: As of September 30, 2024, the Company had generated more than 422 jobs, 355 of which were filled with local applicants. To the fullest extent possible, we intend to fill the 9,000 jobs estimated to be required during Tia Maria’s construction with workers from the Islay province. When we start operations in 2027, the project will generate 600 direct jobs and 4,800 indirect jobs.

In the coming months, we expect to build roads and access points; train operators; update the topographic network; install and delimit properties along the living fence; install a temporary camp; and begin earthmoving activities. In 2025, we expect construction to begin.

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

Los Chancas - Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates of indicated copper mineral resources are 98 million tonnes of oxides with a copper content of 0.45% and 52 million tonnes of sulfides with a copper content of 0.59%. The Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes that are expected to produce 130,000 tonnes of copper and 7,500 tonnes of molybdenum annually. The estimated capital investment is $2,600 million and the project is expected to begin operating in 2031. We continue to engage in social and environmental improvements for the local communities and are working on the project´s environmental impact assessment.

Project update: The Company continues to engage in coordinated efforts with the Peruvian authorities to eradicate illegal mining activities. Once this process has concluded, we will resume the environmental impact assessment and begin hydrogeological and geotechnical studies. We will also begin a 40,000 meters in-fill drilling campaign to gather additional information on the geological characteristics of the Los Chancas deposit

Michiquillay Project - Cajamarca: In June 2018, Southern Copper signed a contract for the acquisition of the Michiquillay project in Cajamarca, Peru. Michiquillay is a world class mining project with inferred mineral resources of 2,288 million tonnes and an estimated copper grade of 0.43%. When developed, we expect Michiquillay to produce 225,000 tonnes of copper per year (along with by-products of molybdenum, gold and silver) at a competitive cash-cost for an initial mine life of more than 25 years. We estimate an investment of approximately $2.5 billion will be required and expect production start-up by 2032. Michiquillay will become one of Peru´s largest copper mines and will create significant business opportunities in the Cajamarca region; generate new jobs for the local communities; and contribute with taxes and royalties to the local, regional and national governments.

Project update: As of September 30, 2024, the total progress of the exploration project was 30%. By this date, we have drilled 120,923 meters and obtained 39,234 drill core samples for chemical analysis. Diamond drilling will continue and will provide information for the interpretation of geological sections related to mineralization, geological modeling and mineral resource evaluation. Geo-metallurgical studies are currently underway; hydrological and hydrogeological studies for the project will begin shortly.

The Company continues to work with the Michiquillay and La Encañada communities based on the guidelines of corresponding social agreements.

The aforementioned information is based solely on estimates. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”) PRACTICES

Responsible Production. Our three operations in Peru, Cuajone, Toquepala and Ilo, were awarded with The Copper Mark and The Molybdenum Mark certifications for responsible production following an independent third-party assessment of environmental, social and governance performance (ESG). We are proud to report that all our open pit copper and molybdenum production has been certified under these standards.

Education infrastructure for Arequipa. We delivered the Center for Research with specialized engineering laboratories to the Universidad Nacional de San Agustín de Arequipa (UNSA), Peru. This facility, which was built under the Works for Taxes mechanism at a cost of $18 million, is equipped with 24 laboratories and will benefit 6,500 students and 174 researchers.

Recognition for the architectural and social value of the Cultural Center in Charcas. The Cultural Center, located in Charcas, San Luis Potosi, Mexico, obtained first place in the Noldi Schreck awards (350 entries) in the categories “private institutional architecture” and “repurposing of buildings.” This space, which began operations in the summer of 2023, has hosted over 4,700 participants and 120 volunteers across 200 activities related to education, culture, health, and sports. The Cultural Center, which is open to the public, is now considered a cultural attraction and receives visits from tourists, locals and state authorities.

Dr. Vagón has provided more than 80 thousand medical services over the last 10 years. In September 2024, Dr. Vagón, which is Fundación Grupo México’s health program, visited Cananea to provide more than 6,000 free medical services to 2,050 people. Patients were evaluated by specialists and needy candidates received medicine, eyeglasses and hearing aids. During these interventions,102 elderly residents received cataract surgery to help them recover their sight.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three and nine-month period ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Statement of Earnings Data	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Net sales	$2,930.9	$2,505.6	$425.3	17.0%	$8,649.0	$7,600.2	$1,048.8	13.8%
Operating costs and expenses	(1,480.6)	(1,436.4)	(44.2)	3.1%	(4,401.7)	(4,276.6)	(125.1)	2.9%
Operating income	1,450.3	1,069.2	381.1	35.6%	4,247.3	3,323.6	923.7	27.8%
Non‑operating income (expense)	(23.6)	(51.8)	28.2	(54.4)%	(134.4)	(155.6)	21.2	(13.6)%
Income before income taxes	1,426.7	1,017.4	409.3	40.2%	4,112.9	3,168.0	944.9	29.8%
Income taxes	(526.4)	(395.3)	(131.1)	33.2%	(1,528.6)	(1,170.2)	(358.4)	30.6%
Equity earnings of affiliate	(0.5)	(0.1)	(0.4)	400.0%	8.1	(10.3)	18.4	(178.7)%
Net income attributable to non‑controlling interest	(3.1)	(2.5)	(0.6)	24.0%	(9.5)	(7.3)	(2.2)	30.0%
Net income attributable to SCC	$896.7	$619.5	$277.2	44.7%	$2,582.9	$1,980.2	$602.7	30.4%

NET SALES

In the third quarter of 2024 totaled $2,930.9 million, which represented a substantial increase of 17.0% compared to net sales in the same period of 2023. This growth was primarily attributable to growth in sales volumes of copper (+8.2%), molybdenum (+5.6%), silver (+17.4%), and zinc (+50.1%). Higher metal prices for copper (+10.0%, LME), silver (+24.7%), and zinc (+14.5%) further boosted sales. This positive performance was somewhat offset by a decline in molybdenum prices (-8.1%).

For the nine-month period of 2024, net sales increased 13.8% compared to the same period in 2023. This growth was driven by higher sales volumes of copper (+5.5%), molybdenum (+11.6%), silver (+13.7%), and zinc (+39.3%). Better performance was also bolstered by higher metal prices for copper (+6.2%, LME) and silver (+16.0%), which were offset by a drop in molybdenum (-17.4%) prices.

The table below outlines the average published market metal prices for our metals for the three and nine-month period ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Copper price ($per pound—LME)	$4.17	$3.79	10.0%	$4.14	$3.90	6.2%
Copper price ($per pound—COMEX)	$4.23	$3.77	12.2%	$4.21	$3.90	7.9%
Molybdenum price ($per pound)(1)	$21.68	$23.59	(8.1)%	$21.07	$25.50	(17.4)%
Zinc price ($per pound—LME)	$1.26	$1.10	14.5%	$1.22	$1.22	—%
Silver price ($per ounce—COMEX)	$29.43	$23.60	24.7%	$27.21	$23.46	16.0%
(1)	Platts Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three and nine-month period ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales as a percentage of total net sales	2024	2023	2024	2023
Copper	77.1%	74.8%	77.1%	76.4%
Molybdenum	10.1%	13.7%	11.0%	11.8%
Silver	5.2%	4.2%	4.9%	4.2%
Zinc	3.9%	2.8%	3.4%	3.0%
Other by‑products	3.7%	4.5%	3.6%	4.6%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product for the three and nine-month period ended September 30, 2024 and 2023. The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales (million pounds)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Refined (including SX‑EW)	279.8	289.0	(9.2)	(3.2)%	797.4	824.9	(27.5)	(3.3)%
Rod	78.7	84.7	(6.0)	(7.1)%	259.4	258.8	0.6	0.2%
Concentrates and other	177.4	121.7	55.7	45.8%	507.0	398.8	108.2	27.1%
Total	535.9	495.4	40.5	8.2%	1,563.8	1,482.5	81.3	5.5%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three and nine-month period ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
Copper Sales by product type	2024	2023	2024	2023
Refined (including SX‑EW)	52.2%	58.3%	51.0%	55.6%
Rod	14.7%	17.1%	16.6%	17.5%
Concentrates and other	33.1%	24.6%	32.4%	26.9%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Power	10.3%	12.4%	12.4%	13.6%
Labor	12.1%	11.8%	11.8%	11.5%
Fuel	16.0%	16.0%	16.0%	15.5%
Maintenance	25.2%	22.0%	22.0%	21.5%
Operating material	19.6%	18.9%	18.9%	19.8%
Other	16.8%	18.9%	18.9%	18.1%
Total	100.0%	100.0%	100.0%	100.0%

Third quarter: Operating costs and expenses were $1,480.6 million in the third quarter of 2024 compared to $1,436.4 million in the same period of 2023. The increase of $44.2 million was primarily due to:

Operating cost and expenses for the third quarter of 2023			$1,436.4
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		55.9
	- Repairing materials, principally heavy equipment spare parts	25.4
	- Foreign currency effect	25.0
	- Workers participation	19.9
	- Inventory variance	8.3
	- Leachable material	7.9
	This was partially offset by a decrease in:
	- Energy costs	(21.8)
	- Sales expenses	(5.4)
	- Other net	(3.4)
•	Increase in depreciation, amortization and depletion expense.		0.6
Less:
•	Decrease in the volume and cost of metals purchased from third parties.		(8.5)
•	Decrease in exploration expense.		(2.3)
•	Decrease in selling, general and administrative expenses.		(1.5)
Operating cost and expenses for the third quarter of 2024			$1,480.6

Nine months: Operating costs and expenses were $4,401.7 million for the nine-month period of 2024 compared to $4,276.6 million in the same period of 2023. The increase of $125.1 million was primarily due to:

Operating cost and expenses for the nine months of 2023			$4,276.6
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		137.4
	- Repairing materials, principally heavy equipment spare parts	84.2
	- Workers participation	34.5
	- Fuel	34.3
	- Labor costs	26.6
	- Reagents	19.6
	- Foreign currency effect	7.3
	- Other net	8.4
	This was partially offset by a decrease in:
	- Energy costs	(57.0)
	- Inventory variance	(20.5)
•	Increase in depreciation, amortization and depletion expense, mainly in our peruvian operations		6.3
•	Increase in exploration expense.		4.9
•	Increase in selling, general and administrative expenses.		1.9
Less:
•	Decrease in the volume and cost of metals purchased from third parties.		(25.4)
Operating cost and expenses for the nine months of 2024			$4,401.7

NON-OPERATING INCOME (EXPENSES)

Non-operating income (expense) represented a net expense of $23.6 million and $134.4 million in the three and nine months ended on September 30, 2024 compared to a net expense of $51.8 million and $155.6 million in the three and nine months ended September 30, 2023.

Third quarter: The $28.2 million decrease in the expense level was due to:

●	$12.3 million increase in other income, which includes a $15.0 million insurance payment for damages at our Cuajone operations.
●	$17.5 million increase in interest income due to higher cash available and
●	$1.6 million increase in interest expense, net of capitalized interest.

Nine months: The $21.2 million decrease in the expense level was principally due to:

●	$26.8 million increase in interest income due to higher cash available,
●	$4.6 million increase in other expense,
●	$1.0 million increase in interest expense net of capitalized interest, and

INCOME TAXES

	Nine Months Ended
	September 30,
	2024	2023
Provision for income taxes ($in millions)	$1,528.6	$1,170.2
Effective income tax rate	37.2%	36.9%

In addition to the income taxes of Peru, Mexico and the United States, the provision for income taxes also includes the mining royalties from Peru and Mexico and the Peruvian special mining tax.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and nine-month period ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales (million pounds)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Peruvian operations	230.7	197.5	33.2	16.8%	668.3	580.3	88.0	15.2%
Mexican open‑pit	306.0	298.0	8.0	2.7%	905.3	901.0	4.3	0.5%
Mexican IMMSA unit	7.0	7.5	(0.5)	(6.7)%	24.7	18.7	6.0	32.0%
Other and intersegment elimination	(7.8)	(7.6)	(0.2)	2.4%	(34.5)	(17.5)	(17.0)	96.6%
Total copper sales	535.9	495.4	40.5	8.2%	1,563.8	1,482.5	81.3	5.5%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and nine-month period ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
By‑product Sales (million pounds, except silver—million ounces)	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	7.7	5.0	2.7	53.7%	22.5	15.3	7.2	47.5%
Silver	1.4	1.0	0.4	39.6%	4.3	3.2	1.0	32.7%
Mexican open‑pit operations:
Molybdenum contained in concentrate	8.4	10.3	(1.8)	(17.8)%	26.0	28.2	(2.2)	(7.8)%
Zinc‑refined and in concentrate	18.1	—	18.1	—%	62.3	—	62.3	—%
Silver	2.9	2.6	0.3	10.7%	8.8	7.7	1.1	14.6%
IMMSA unit
Zinc‑refined and in concentrate	64.3	54.9	9.4	17.1%	162.6	161.5	1.1	0.7%
Silver	1.6	1.7	(0.1)	(7.7)%	4.9	5.2	(0.3)	(6.2)%
Other and intersegment elimination
Silver	(0.7)	(1.0)	0.2	(22.8)%	(2.5)	(2.5)	0.0	(0.8)%
Total by‑product sales
Molybdenum contained in concentrate	16.2	15.3	0.9	5.6%	48.5	43.5	5.0	11.6%
Zinc‑refined and in concentrate	82.4	54.9	27.5	50.1%	224.9	161.5	63.4	39.3%
Silver	5.2	4.4	0.8	17.4%	15.4	13.6	1.9	13.7%

Peruvian Open-pit Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Net sales	$1,189.9	$936.0	$253.9	27.1%	$3,465.3	$2,848.6	$616.7	21.6%
Operating costs and expenses	(640.2)	(597.0)	(43.2)	7.2%	(1,837.7)	(1,743.7)	(94.0)	5.4%
Operating income	$549.7	$339.0	$210.7	62.2%	$1,627.6	$1,104.9	$522.7	47.3%

Net sales in the third quarter of 2024 increased by $253.9 million compared to the same period in 2023. This significant growth was driven by higher sales volumes of copper (+16.8%), molybdenum (+53.7%), and silver (+39.6%). Additionally, higher prices for copper (+10.0%, LME) and silver (+24.7%) contributed positively to this performance, but the result was partially offset by a decline in molybdenum prices (-8.1%).

Operating costs and expenses were $640.2 million in the third quarter of 2024 compared to $597.0 million in the same period of 2023. The increase of $43.2 million was primarily due to:

Operating cost and expenses for the third quarter of 2023			$597.0
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		57.0
	- Workers participation	19.8
	- Foreign currency effect	16.5
	- Inventory variance	11.6
	- Repairing materials, principally heavy equipment spare parts	9.4
	This was slightly offset by a decrease in:
	- Other net	(0.3)
Less:
•	Decrease in depreciation, amortization and depletion expense.		(8.7)
•	Decrease in the volume and cost of metals purchased from third parties.		(4.0)
•	Decrease in exploration expenses.		(0.8)
•	Decrease in selling, general and administrative expenses.		(0.3)
Operating cost and expenses for the third quarter of 2024			$640.2

Net sales in the nine-month period of 2024 increased by $616.7 million compared to the same period in 2023. This growth primarily reflects positive developments in sales volumes of copper (+15.2%), molybdenum (+47.5%), and silver (+32.7%), along with higher metal prices for copper (+6.2%, LME) and silver (+16.0%). However, this was slightly mitigated by a decrease in molybdenum prices (-17.4%).

Operating costs and expenses in the nine-month period of 2024 increased by $94.0 million to $1,837.7 million compared to $1,743.7 million in the same period of 2023. This was primarily due to:

Operating cost and expenses for the nine months of 2023			$1,743.7
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		93.8
	- Workers participation	42.2
	- Repairing materials, principally heavy equipment spare parts	39.9
	- Labor costs	9.6
	- Energy costs	7.5
	- Fuel	7.1
	- Other net	5.1
	This was slightly offset by a decrease in:
	- Inventory variance	(9.4)
	- Sales expenses	(8.2)
•	Increase in the volume and cost of metals purchased from third parties.		8.2
•	Increase in exploration expenses.		3.6
•	Increase in selling, general and administrative expenses.		0.3
Less:
•	Decrease in depreciation, amortization and depletion expense.		(11.9)
Operating cost and expenses for the nine months of 2024			$1,837.7

Mexican Open-pit Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Net sales	$1,602.7	$1,462.2	$140.5	9.6%	$4,807.2	$4,400.3	$406.9	9.2%
Operating costs and expenses	(736.5)	(709.3)	(27.2)	3.8%	(2,237.6)	(2,126.3)	(111.3)	5.2%
Operating income	$866.2	$752.9	$113.3	15.0%	$2,569.6	$2,274.0	$295.6	13.0%

Net sales in the third quarter of 2024 increased by $140.5 million compared to the same period in 2023. This growth was driven by higher sales volumes of copper (+2.7%) and silver (+10.7%). Additionally, the start-up of the Buenavista zinc concentrator contributed significantly, with zinc sales volumes reaching 18.1 million pounds during the period. The rise in metal prices for copper (+10.0%, LME), zinc (+14.5%), and silver (+24.7%) further enhanced this strong performance. However, this was slightly tempered by a decrease in molybdenum prices (-8.1%).

Operating costs and expenses were $736.5 million in the third quarter of 2024 compared to $709.3 million in the same period of 2023. The increase of $27.2 million was primarily due to:

Operating cost and expenses for the third quarter of 2023			$709.3
Plus:
•	Increase in the cost of metals purchased from third parties.		11.7
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		9.4
	- Repairing materials, principally heavy equipment spare parts	19.3
	- Foreign currency effect	17.6
	- Leachable material	8.2
	- Reagents	6.3
	This was mostly offset by a decrease in:
	- Energy costs	(22.1)
	- Inventory variance	(10.1)
	- Sales expenses	(8.9)
	- Other net	(0.9)
	Increase in depreciation, amortization and depletion expense.		8.5
Less:
•	Decrease in selling, general and administrative expenses.		(1.8)
•	Decrease in exploration expenses.		(0.6)
Operating cost and expenses for the third quarter of 2024			$736.5

Net sales in the nine-month period of 2024 increased by $406.9 million compared to the same period in 2023. This growth primarily reflects the rise in sales volumes of copper (+0.5%) and silver (+14.6%), along with higher metal prices for copper (+6.2%, LME) and silver (+16.0%). The start-up of the Buenavista zinc concentrator also contributed significantly, with zinc sales volumes reaching 62.3 million pounds during the period. However, this growth was somewhat offset by a decrease in sales volumes of molybdenum (-7.8%) as well as declines in molybdenum (-17.4%) prices.

Operating costs and expenses in the nine-month period of 2024 increased by $111.3 million to $2,237.6 million compared to $2,126.3 million in the same period of 2023. This was primarily due to:

Operating cost and expenses for the nine months of 2023			$2,126.3
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		76.1
	- Foreign currency effect	68.5
	- Repairing materials, principally heavy equipment spare parts	47.9
	- Fuel	26.9
	- Reagents	20.7
	This was partially offset by a decrease in:
	- Energy costs	(67.5)
	- Workers participation	(19.4)
	- Other net	(0.9)
	Increase in depreciation, amortization and depletion expense.		19.6
•	Increase in the cost of metals purchased from third parties.		12.3
•	Increase in exploration expenses.		2.7
•	Increase in selling, general and administrative expenses.		0.6
Operating cost and expenses for the nine months of 2024			$2,237.6

Mexican Underground Operations (IMMSA):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Variance	% Change	2024	2023	Variance	% Change
Net sales	$184.9	$153.6	$31.3	20.4%	$516.5	$474.3	$42.2	8.9%
Operating costs and expenses	(148.3)	(154.8)	6.5	(4.2)%	(435.6)	(477.0)	41.4	(8.7)%
Operating income	$36.6	$(1.2)	$37.8	(3,150.0)%	$80.9	$(2.7)	$83.6	(3,096.3)%

Net sales in the third quarter of 2024 increased by $31.3 million compared to the same period in 2023. This growth was driven by higher sales volumes of zinc (+17.1%) and increased metal prices for zinc (+14.5%), copper (+10.0%, LME), and silver (+24.7%). However, this was slightly offset by a decline in sales volumes of copper (-6.7%) and silver (-7.7%).

Operating costs and expenses were $148.3 million in the third quarter of 2024 compared to $154.8 million in the same period of 2023. The decrease of $6.5 million was primarily due to:

Operating cost and expenses for the third quarter of 2023			$154.8
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		(11.3)
	- Foreign currency effect	(6.1)
	- Operations contractors	(5.2)
	- Repairing materials, principally heavy equipment spare parts	(3.3)
	- Energy costs	(3.0)
	This was partially offset by an increase in:
	- Workers participation	5.8
	- Other net	0.5
Plus:
•	Increase in depreciation, amortization and depletion expense.		2.5
•	Increase in cost of metals purchased from third parties.		1.2
•	Increase in selling, general and administrative expenses.		0.6
•	Increase in exploration expenses.		0.5
Operating cost and expenses for the third quarter of 2024			$148.3

Net sales in the nine-month period of 2024 increased by $42.2 million compared to the same period in 2023. This growth was primarily driven by higher sales volumes of zinc (+0.7%) and copper (+32.0%), along with increased metal prices for copper (+6.2%, LME) and silver (+16.0%). However, this was partially offset by a decline in the sales volume of silver (-6.2%) and lower metal prices for molybdenum (-17.4%).

Operating costs and expenses in the nine-month period of 2024 decreased by $41.4 million to $435.6 million compared to $477.0 million in the same period of 2023. This was primarily due to:

Operating cost and expenses for the nine months of 2023			$477.0
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		(36.9)
	- Foreign currency effect	(31.4)
	- Operations contractors	(9.8)
	- Inventory variance	(9.5)
	- Repairing materials, principally heavy equipment spare parts	(3.6)
	This was partially offset by an increase in:
	- Workers participation	10.9
	- Labor costs	5.6
	- Other net	0.9
•	Increase in cost of metals purchased from third parties.		(11.8)
Plus:
•	Increase in depreciation, amortization and depletion expense.		5.1
•	Increase in selling, general and administrative expenses.		1.2
•	Increase in exploration expenses.		1.0
Operating cost and expenses for the nine months of 2024			$435.6

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the nine-month period ended September 30, 2024 and 2023 (in millions):

	2024	2023	Variance
Net cash provided by operating activities	$3,061.2	$3,032.1	$29.1
Net cash used in investing activities	$(511.5)	$(791.4)	$279.9
Net cash used in financing activities	$(1,091.2)	$(2,325.7)	$1,234.5

Net cash provided by operating activities:

The change in net cash from operating activities for the nine-month period ended September 30, 2024 and 2023 include, in millions, the following significant items:

	2024	2023	Variance	% Change
Net income	$2,592.4	$1,987.5	$604.9	30.4%
Depreciation, amortization and depletion	631.7	625.4	6.3	1.0%
(Benefit) provision for deferred income taxes	(2.4)	(43.3)	40.9	(94.6)%
Loss on foreign currency transaction effect	13.8	3.7	10.1	273.0%
Other adjustments to net income	8.4	32.4	(24.0)	(73.9)%
Operating assets and liabilities	(182.8)	426.4	(609.2)	(142.9)%
Net cash provided by operating activities	$3,061.2	$3,032.1	$29.1	1.0%

Nine months ended September 30, 2024: Net income was 2,592.4 million, which represented approximately 84.7% of the net operating cash flow. The cash flow from operating assets and liabilities decreased by 182.8 million due to the following:

●	$(360.4) million increase in net, accounts payable and receivable at our Peruvian and Mexican operations.
●	$4.5 million net decrease in inventory.
●	$173.1 million decrease in other operating assets and liabilities, net.

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

Net cash used in investing activities:

Nine months ended September 30, 2024: Net cash used in investing activities included $792.0 million for capital investments. The capital investments included:

●	$570.4 million of investments at our Mexican operations:
●	$107.7 million for the tailing deposits of new concentrator,
●	$91.5 million for the IMMSA unit,
●	$45.6 million for Buenavista Zinc project,
●	$14.0 million for Bella Union mine,
●	$309.0 million for replacement and maintenance expenditures, and
●	$2.6 million in capital expenditures incurred but not yet paid.

●	$221.6 million of investments at our Peruvian operations:
●	$16.2 million for the HPGR optimization at Cuajone,
●	$7.1 million for Tia Maria project,
●	$6.6 million for the maintenance workshops at Cuajone,
●	$4.8 million for the relocation of the leaching crusher at Toquepala,
●	$2.7 million for the Maintenance workshops at Toquepala concentrator,
●	$1.6 million for the reinforcement of structures at the Ilo smelter
●	$1.3 million for the Quebrada Honda filter plant,
●	$175.1 million for replacement and maintenance expenditures, and
●	$6.2 million in capital expenditures incurred but not yet paid.

Investment activities in the nine-month period of 2024 included $280.5 million of net purchase of short-term investments.

Nine months ended September 30, 2023: Net cash used in investing activities included $753.2 million for capital investments. The capital investments included:

●	$508.9 million of investments at our Mexican operations:
●	$102.6 million for the IMMSA unit,
●	$55.1 million for Buenavista Zinc project,
●	$65.6 million for Bella Union mine,
●	$47.2 million for the tailing deposits of new concentrator,
●	$31.4 million for the Pilares project,
●	$21.7 million for MEXARCO unit,
●	$185.3 million for various replacement and maintenance expenditures.

●	$232.5 million of investments at our Peruvian operations:
●	$41.8 million for the HPGR optimization at Cuajone,
●	$12.6 million for the maintenance workshops at Cuajone,
●	$9.8 million for the Quebrada Honda dam expansion,
●	$7.2 million for the Quebrada Honda filter plant,
●	$0.9 million for the relocation of facilities at Toquepala,
●	$1.2 million for projects at the Ilo facilities,
●	$150.9 million for various other replacement and maintenance expenditures, and
●	$8.1 million decrease in capital expenditures incurred but not yet paid.

Investment activities in the nine months of 2023 included $38.8 million of net purchase of short-term investments.

Dividends:

On October 17, 2024, the Board of Directors authorized a quarterly cash dividend of $0.70 per share of common stock and a stock dividend of 0.0062 shares of common stock per share of common stock, payable on November 21, 2024 for shareholders of record at the close of business on November 6, 2024.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $112.43, which is the average of the high and low share price on October 17, 2024.

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

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 40) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$1,223.1	$2.29	$1,175.7	$2.46	$3,629.6	$2.33	$3,517.6	$2.45
Add:
Selling, general and administrative	31.2	0.06	32.7	0.07	96.0	0.06	94.1	0.07
Sales premiums, net of treatment and refining charges	(14.3)	(0.03)	(9.0)	(0.02)	(29.1)	(0.02)	(17.1)	(0.01)
Less:
Workers’ participation	(79.0)	(0.15)	(59.2)	(0.12)	(230.1)	(0.15)	(195.7)	(0.14)
Cost of metals purchased from third parties	(40.9)	(0.08)	(42.5)	(0.09)	(124.7)	(0.08)	(144.9)	(0.10)
Royalty charge and other, net	(59.8)	(0.11)	(15.7)	(0.03)	(82.5)	(0.05)	(86.0)	(0.07)
Inventory change	(14.1)	(0.03)	(9.0)	(0.02)	(28.6)	(0.02)	(47.7)	(0.03)
Operating Cash Cost before by‑product revenues	$1,046.2	$1.96	$1,073.0	$2.24	$3,230.6	$2.07	$3,120.3	$2.17
Add:
By‑product revenues(1)	(627.3)	(1.17)	(595.6)	(1.25)	(1,852.7)	(1.19)	(1,713.8)	(1.19)
Net revenue on sale of metal purchased from third parties	(11.9)	(0.02)	(8.7)	(0.01)	(35.1)	(0.02)	(38.5)	(0.03)
Add:
Total by‑product revenues	(639.3)	(1.19)	(604.3)	(1.26)	(1,887.9)	(1.21)	(1,752.3)	(1.22)
Operating Cash Cost net of by‑product revenues	$406.9	$0.76	$468.7	$0.98	$1,342.7	$0.86	$1,368.0	$0.95
Total pounds of copper produced (in millions)	535.2		478.3		1,559.2		1,435.7
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(296.8)	$(0.55)	$(343.1)	$(0.72)	$(949.5)	$(0.61)	$(899.2)	$(0.63)
Silver	(132.8)	(0.25)	(89.3)	(0.19)	(374.5)	(0.24)	(300.9)	(0.21)
Zinc	(95.1)	(0.18)	(52.3)	(0.11)	(231.8)	(0.15)	(165.2)	(0.12)
Sulfuric Acid	(67.5)	(0.13)	(82.3)	(0.17)	(200.7)	(0.13)	(245.0)	(0.17)
Gold and others	(35.2)	(0.07)	(28.6)	(0.06)	(96.2)	(0.06)	(103.5)	(0.06)
Total	$(627.3)	$(1.17)	$(595.6)	$(1.25)	$(1,852.7)	$(1.19)	$(1,713.8)	$(1.19)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended September 30, 2024.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Given that our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and nine-month period ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Peru:
Peruvian inflation rate	0.3%	0.8%	1.9%	3.3%

Initial exchange rate	3.837	3.633	3.713	3.820
Closing exchange rate	3.714	3.797	3.714	3.797
Appreciation/(devaluation)	3.2%	(4.5)%	(0.0)%	0.6%

Mexico:
Mexican inflation rate	1.1%	1.5%	2.8%	2.9%

Initial exchange rate	18.377	17.072	16.894	19.362
Closing exchange rate	19.629	17.620	19.629	17.620
Appreciation/(devaluation)	(6.8)%	(3.2)%	(16.2)%	9.0%

Change in monetary position:

Assuming an exchange rate variance of 10% at September 30, 2024, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$33.6
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(41.0)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(13.7)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$11.2

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended September 30, 2024.

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

As of September 30, 2024, we held no derivative instruments.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2024, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2024, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of September 30, 2024, the related condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders’ equity for the three-month and nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2024

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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine-month period ended September 30, 2024 and 2023; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine-month period ended September 30, 2024 and 2023; (iii) the Condensed Consolidated Balance Sheet at September 30, 2024 and December 31, 2023; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine-month period ended September 30, 2024 and 2023; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

October 31, 2024

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

October 31, 2024