Form 10-K
period 2024-12-31
SOUTHERN COPPER CORP/
filed 2025-03-03
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

At March 3, 2025, there were of record 796,182,905 shares of common stock, par value $0.01 per share, outstanding.

The aggregate market value of the shares of common stock (based upon the closing price at June 30, 2024 as reported on the New York Stock Exchange-Composite Transactions) of Southern Copper Corporation held by non-affiliates was approximately $9,330.7 million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement for 2025 Annual Meeting of Stockholders
Part IV:	Exhibit Index is on Page 194 through 197

Southern Copper Corporation (“SCC”)

PART I

ITEM 1. BUSINESS

THE COMPANY

We believe Southern Copper Corporation (“SCC”, “Southern Copper” or the “Company”) is one of the largest integrated copper producers in the world. Our major production includes copper, molybdenum, zinc and silver. All of our mining, smelting and refining facilities are located in Peru and Mexico, and we conduct exploration activities in those countries and in Argentina and Chile. See Item 2 “Properties—Review of Operations” for maps of our principal mines, smelting facilities and refineries. The considerable scale of our operations makes us one of the largest mining companies in Peru and Mexico. We believe we have the largest copper reserves in the world. We were incorporated in Delaware in 1952 and have conducted copper mining operations since 1960. Since 1996, our common stock has been listed on both the New York and Lima Stock Exchanges.

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

Our Mexican operations are conducted through our subsidiary, Minera Mexico, S.A. de C.V. (“Minera Mexico”), which we acquired in 2005. Minera Mexico engages primarily in the mining and processing of copper, molybdenum, zinc, silver, gold and lead. Minera Mexico operates through subsidiaries that are grouped into three separate units. Mexicana de Cobre, S.A. de C.V. (together with its subsidiaries, the “La Caridad” unit) operates La Caridad, an open-pit copper mine, the Pilares open-pit copper mine, a copper ore concentrator, a SX-EW plant, a smelter, refinery and a rod plant. The La Caridad refinery has a precious metals plant that produces refined silver, gold and other materials. Operadora de Minas e Instalaciones Mineras, S.A de C.V. (the “Buenavista unit”) operates Buenavista, an open-pit copper mine, which is located on the site of one of the world’s largest copper ore deposits, two copper concentrators, a zinc concentrator and two operating SX-EW plants. Industrial Minera Mexico, S.A. de C.V. (together with its subsidiaries, the “IMMSA unit”) operates five underground mines that produce zinc, lead, copper, silver and gold, and a zinc refinery.

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

ORGANIZATIONAL STRUCTURE

The following chart describes our organizational structure, starting with our controlling stockholders, as of December 31, 2024. For the purpose of clarity, the chart identifies only our main subsidiaries and eliminates intermediate holding companies.

We are a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of December 31, 2024, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”), owned 88.9% of our capital stock. Grupo Mexico’s principal business is to act as a holding company for the shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and in the provision of railway and other related services.

We conduct our operations in Peru through a registered branch (the “SPCC Peru Branch,” “Branch” or “Peruvian Branch”). The SPCC Peru Branch comprises virtually all of our assets and liabilities associated with our copper operations in Peru. The SPCC Peru Branch does not constitute a corporation that is separate from SCC, and, as such, the obligations of the SPCC Peru Branch are direct obligations of SCC and vice-versa. The SPCC Peru Branch is, however, registered as a branch of a foreign company pursuant to Peruvian law and through this entity, we hold assets, incur liabilities and conduct operations in Peru. Although the SPCC Peru Branch has no capital or liability that is separate from that held or applicable to SCC, the SPCC Peru Branch is deemed to have equity capital for purposes of determining the economic interests of holders of our investment shares (See Note 14 “Stockholders’ Equity” of the consolidated financial statements).

In April 2005, we acquired Minera Mexico, from Americas Mining Corporation (“AMC”), a subsidiary of Grupo Mexico, our controlling stockholder. Minera Mexico is a holding company and all of its operations are conducted through subsidiaries that are grouped into three units: (i) the La Caridad unit, (ii) the Buenavista unit and (iii) the IMMSA unit. We own 99.96% of Minera Mexico.

In 2008, our Board of Directors (“BOD”) authorized a $500 million share repurchase program that has since been increased by the BOD and is currently authorized to $3 billion. Pursuant to this program, through December 31, 2024 we have purchased 119.5 million shares of our common stock at a cost of $2.9 billion. These shares are available for general corporate purposes. We may purchase additional shares from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time. Please see Note 7 of the consolidated financial statements for a discussion of the Inflation Reduction Act effective in 2023, including a 1% excise tax on certain stock repurchases.

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

Inter-segment sales are based on arm’s length prices at the time of sale. These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost. Information regarding the Company’s sales is included in the segment data. The segments identified by the Company are:

1.	Peruvian operations, which include the Toquepala and Cuajone mine complexes and the smelting and refining plants, including a precious metals plant, industrial railroad and port facilities that service both mines. Sales of its products are recorded as revenue from our Peruvian mines. The Peruvian operations produce copper, by-products of molybdenum, silver and other materials.

2.	Mexican open-pit operations, which include the La Caridad-Pilares and Buenavista mine complexes and the smelting and refining plants, including a precious metals plant and a copper rod plant and support facilities that service both mines. Sales of its products are recorded as revenue of our Mexican mines. The Mexican open-pit operations produce copper and zinc, with production of by-products of molybdenum, silver and other materials.

3.	Mexican underground mining operations, which include five underground mines that produce zinc, copper, lead, silver and gold; and a zinc refinery. This group is identified as the IMMSA unit and sales of its products are recorded as revenue from the IMMSA unit.

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

The table below shows the high, low and average COMEX and LME per pound copper prices during the last 10 years:

	Copper (COMEX)			Copper (LME)
Year	High	Low	Average	High	Low	Average
2015	2.95	2.02	2.51	2.92	2.05	2.50
2016	2.69	1.94	2.20	2.69	1.96	2.21
2017	3.29	2.48	2.80	3.27	2.48	2.80
2018	3.29	2.56	2.93	3.29	2.64	2.96
2019	2.98	2.51	2.72	2.98	2.51	2.72
2020	3.63	2.12	2.80	3.61	2.09	2.80
2021	4.78	3.54	4.24	4.86	3.52	4.23
2022	4.93	3.21	4.01	4.87	3.18	4.00
2023	4.27	3.54	3.86	4.28	3.54	3.85
2024—1st Q	4.11	3.69	3.86	4.07	3.67	3.83
2024—2nd Q	5.12	4.19	4.55	4.92	4.05	4.42
2024—3rd Q	4.66	3.94	4.23	4.47	3.91	4.17
2024—4th Q	4.60	3.99	4.22	4.48	3.95	4.16
2024	5.12	3.69	4.22	4.92	3.67	4.15

The per pound COMEX copper price during the last 5- and 10-year periods averaged $3.83 and $3.23, respectively. The per pound LME copper price during the last 5- and 10-year periods averaged $3.81 and $3.22, respectively.

The table below shows the high, low and average prices per pound with the exception of silver, which is priced per ounce. The market prices for our three principal by-products over the last 10 years are as follows:

				Molybdenum (Dealer
				Oxide Platt’s
	Silver (COMEX)			Metals Week)			Zinc (LME)
Year	High	Low	Average	High	Low	Average	High	Low	Average
2015	18.35	13.67	15.68	9.40	4.30	6.59	1.09	0.66	0.88
2016	20.67	13.74	17.10	8.60	5.10	6.42	1.32	0.73	0.95
2017	18.49	15.37	17.03	10.25	6.85	8.13	1.53	1.00	1.31
2018	17.55	13.95	15.65	13.00	10.60	11.86	1.64	1.04	1.33
2019	19.39	14.28	16.16	12.70	8.28	11.27	1.37	0.90	1.16
2020	29.25	11.74	20.62	10.90	7.00	8.57	1.29	0.72	1.03
2021	29.40	21.46	25.18	20.10	9.95	15.51	1.73	1.15	1.36
2022	26.89	17.55	21.76	31.85	13.90	18.61	2.05	1.22	1.58
2023	26.04	20.01	23.41	38.50	16.65	23.73	1.59	1.01	1.20
2024—1st Q	25.20	22.10	23.35	20.85	19.18	19.84	1.18	1.04	1.11
2024—2nd Q	32.21	24.95	28.84	24.13	19.45	21.69	1.40	1.10	1.29
2024—3rd Q	32.11	26.83	29.43	23.25	20.63	21.68	1.40	1.14	1.26
2024—4th Q	34.83	28.94	31.36	22.18	21.05	21.61	1.47	1.32	1.38
2024	34.83	22.10	28.25	24.13	19.18	21.21	1.47	1.04	1.26

The per ounce COMEX silver price during the last 5- and 10-year periods averaged $23.84 and $20.08, respectively. The per pound Platt’s Metals Week Dealer Oxide molybdenum price during the last 5- and 10-year periods averaged $17.53 and $13.19, respectively. The per pound LME zinc price during the last 5- and 10-year periods averaged $1.29 and $1.20, respectively.

COMPETITIVE CONDITIONS

Competition in the copper market is based primarily on price and service basis, with price being the most important factor when supplies of copper are ample. Our products compete with other materials, including aluminum and plastics. For additional information, see Item 1A “Risk Factors—The copper mining industry is highly competitive.”

HUMAN CAPITAL RESOURCES

As of December 31, 2024, we had 16,133 employees, approximately 66% of whom are covered by a Collective Labor Agreement and represented by 16 collective bargaining agreements with nine different labor unions. We believe that the labor environment in our operations in Mexico and Peru is favorable, which has allowed us to increase productivity as we advance the goals of our capital expansion program. In addition, around 12,400 people were working as contractors in support of our operations. In accordance with our Community Development commitment, more than 70% of our workforce is hired locally.

Talent Development, Training and Retention

We value the talent and passion of our team members, and we offer numerous opportunities for professional development to our workforce in both Peru and Mexico. During 2024, we invested over $4.8 million in employee development, delivering more than 646,000 hours of formal instruction relative to occupational safety, health and wellness, technical competencies, professional development, and regulatory compliance in accordance with our Code of Ethics. We believe that employee development is strengthened through formal and on-the-job learning.

All employees receive initial training as part of their onboarding program and are offered opportunities for development, which facilitates talent retention.

Company Culture

We are committed to cultivating a unified organizational culture through our mission, vision, and values while strengthening our position as an employer of choice. Our objective is to generate value for our team by providing an exceptional working experience. This involves fostering a safe, collaborative workplace culture where employees feel connected to the Company’s values. We prioritize honesty, respect and responsibility, and these core values are embedded in our daily operations.

As part of our commitment to corporate culture, we prioritize the ongoing development of our employees. We acknowledge and appreciate the contributions of our workforce while emphasizing goal-oriented principles to deliver results that benefit key stakeholders and the communities we serve. Our focus is on enhancing productivity and innovation, supporting human development, promoting environmental stewardship, and implementing forward-thinking solutions.

Compensation and Benefits

Our recruitment strategy focuses on attracting and retaining employees by providing market-competitive remuneration packages, tailored to position requirements, geographical considerations, and local statutory requirements in the countries where we operate. Our compensation practices consider many factors, including individual performance and responsibilities; years of service; elements of compensation mandated by Peruvian and Mexican law; future challenges and objectives; contributions to the future success of our Company; the employee’s total compensation and our financial performance. We may also look at the compensation levels of comparable companies. We offer productivity bonuses to our employees, which motivates them to grow the Company’s results.

Health and Safety

Our comprehensive occupational health and safety program, administered jointly our Medical and Human Resources departments, encompasses preventive care, periodic health assessments, wellness education, and an integrated digital wellness platform for our employees.

In 2024, we launched 178 health campaigns in Mexico, supported by 6,787 collaborators to promote early detection of diseases such as diabetes mellitus, subarachnoid hemorrhage, dyslipidemia, breast cancer, and prostate cancer. These campaigns were also focused on administering vaccines and providing dental health services. We conducted 8,413 health talks on various promotional topics, reaching 50,476 attendees. Additionally, we also held 4,569 occupational health talks and conducted workshops on the proper use of personal protection equipment (PPE) to mitigate occupational risks and diseases. We also provided 657 nutrition talks to 8,541 participants. In partnership with health institutions, we offered campaigns for workers and their families in the communities where we operate providing general screenings; dental care; vaccinations; imaging studies; and laboratory tests, with an emphasis on breast and prostate cancer screening.

As of 2024, the occupational health and safety management systems at all our mining operations in Mexico and Peru had been certified under the ISO 45001 standards and through ELSSA certification, awarded by the Social Security Institute (“IMSS”) in Mexico.

Our health and safety programs are supported by comprehensive annual training plans. We comply with regulations at each site and implement risk management and Behavior Based Safety programs in collaboration with our contractors to foster a shared safety culture.

Talent Attraction and Recruiting

As part of our talent attraction strategy, we have enhanced our employer brand through initiatives designed to solidify our status as an employer of choice in the regions where we operate.

We recognize social media's strategic importance in modern talent acquisition and community engagement. Therefore, we have strengthened our presence on LinkedIn, where our number of followers has risen 110% in the last two years with an engagement rate of 59% (2024), one of the highest in the mining industry. We continue to participate in job fairs to leverage our presence at the most important universities in the countries where we operate.

To attract and develop high-potential university graduates, we implement structured recruitment and development programs designed to integrate young professionals into operational divisions. In 2024, we attracted more than 228 graduates from different academic disciplines in Mexico. These strategies consolidate Human Resources Planning.

More than 48% of the positions are covered by internal employees and our retention rate is around 90%.

We maintain transparent recruitment processes and are committed to upholding the principles of human rights, inclusivity, equity, merit, and equal employment opportunity in accordance with applicable laws and regulations.

Employee Engagement

Every year we make concerted efforts to enhance employee engagement; foster a positive organizational environment; and strengthen our culture. We encourage participation from all employees, both unionized and non-unionized, in our human talent initiatives. One noteworthy example is our “Family Day” held in Mexico, which attracted over 14,700 attendees (employees with their families). This one-day event introduced participants to our Company’s values; showcased our processes; highlighted our culture; and provided opportunities for colleagues to socialize in a positive and enjoyable environment.

For the fourth consecutive year, Great Place to Work Mexico has certified our Sonora Metallurgical Complex as one of the best places to work. This award acknowledges our organization's dedication to fostering an inclusive and innovative work culture that prioritizes the well-being of its people.

In 2024, our Metallurgical Complex in Sonora obtained the following awards after competing with more than 100 organizations in Mexico and Latin America in the category of 500 to 5,000 employees:

•1st place in The Best Workplaces Regional – Northwest 2024

•3rd place in The Best Workplaces for Women Mexico 2024

•4th place in The Best Workplaces Mexico 2024

•23rd place in The Best Workplaces in Latin America 2024

•Recognition among the 100 Best Chief Human Resources Officers in Mexico

•Recognition among the 100 Best Chief Executive Officers in Mexico

The Company has a corporate social responsibility policy that is designed to integrate its operations with local communities in our areas of influence. This policy focuses on creating permanent and positive relationships to generate optimal social conditions and promote sustainable development in the area. We continue to make significant expenditures for community programs.  For additional information on our community programs, refer to Corporate Social Responsibility under Note 13 “Commitments and Contingencies” to the consolidated financial statements.

2025 Strategic Workplace Plan

We strive to create a workplace culture where our personnel feel included, welcomed and valued for their personal and professional contributions. This vision is grounded in our core values of respect, honesty and responsibility.

In line with our Code of Conduct and Human Rights Policy, our objectives are to (i) cultivate an organizational culture that fosters equality and well-being, emphasizing excellence, equal opportunity, inclusivity and non-discrimination, (ii) enhance the sensitivity, knowledge and skills in our leaders and employees to build diverse and inclusive teams and promote a culture of respect, and (iii) extend this inclusive culture to the communities in which we operate.

We developed our 2025 Strategic Workplace Plan with six strategic initiatives:

1. Communication: Awareness campaigns on inclusivity, equity and non-discrimination to promote diverse, inclusive and safe work environments.

2. Training: Implement comprehensive education programs to strengthen understanding of and respect for workplace inclusivity and equity, while promoting collaborative practices that foster inclusive and equitable team environments.

3. Data generation and statistics: Establish and maintain comprehensive data collection systems to measure, analyze, and monitor inclusivity and equity metrics and strategic outcomes.

4. Adaptations to infrastructure: Adapt the workplace to be compatible with and inclusive of the needs of our personnel.

5. Hiring: Strategically utilize data from inclusivity and equity metrics to promote inclusivity, equity and excellence representation across all organizational levels and business units.

6. Retention: Implement actions that foster an environment where people feel valued, supported, and safe.

In 2024, we implemented a comprehensive online training program for non-unionized personnel in Mexico and Peru with the aim of fostering workplace culture and enhance our employees’ understanding of workplace inclusivity and equity principles.

We have established procedures to uphold a Zero Tolerance policy for workplace harassment in Mexico and Peru. These procedures were disclosed in Mexico in 2024 and aim to foster a violence-free environment; promote fair and equitable dispute resolution; support good faith complaints with a policy of non-retaliation; establish secure and confidential channels for reporting incidents; implement measures to investigate and address allegations; and ensure the safety and well-being of all employees.

CODE OF ETHICS

All our employees, including our new hires, must certify compliance with the Code of Ethics yearly by reviewing and signing this principal document, which serves as our primary guidance tool for professional conduct in terms of ethical obligations, both in our business dealings and our interpersonal relationships.

Peru

As of December 31, 2024, 56.9% of our 5,120 Peruvian employees were unionized. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation. The Company maintains regular dialogue with union representatives to ensure labor harmony and proper management of labor relations. The Company has collective bargaining agreements with each of the six unions, the earliest of which expires in 2027 and the latest, in 2033. These agreements govern benefits related to compensation and working conditions.

From 2021 to 2022, the Company signed collective bargaining agreements with the six unions with durations between three to six years. These agreements were executed in 2022. In the first quarter of 2023, the Company began applying the terms of the agreements entered into with the six unions pursuant to Law 31632, which stipulates new conditions for compensation of leaves granted during COVID-19. Within the current framework of labor regulations and the agreements with all six unions, this compensation has been adapted to align with current working hours in the mining sector. These conditions were in effect until December 1, 2023.

In the second and third quarter of 2024, the Company held meetings with five of its six unions to discuss collective bargaining agreements. In the fourth quarter of 2024, the Company signed long-term extensions of the collective bargaining agreements with these five unions, each lasting six years and commencing on the day after the expiration of the prior agreements, in accordance with the law. This allows the Company to maintain consistency in economic benefits and working conditions for over 2,000 workers. Additionally, the Company reached agreements with these five unions to ensure the uninterrupted operation of its facilities, preventing stoppages by unions and workers for a period of six years. As a result of these agreements, the Company made a signing payment to each worker, totaling $62 million approximately.

Meetings with the remaining union were held in accordance with the established collective bargaining procedure, as required by labor law. In February 2025, the Company signed a three-year extension of the collective bargaining agreement with this union. The Company made a signing payment to each worker of the union, totaling approximately $6.3 million.

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

Mexico

As of December 31, 2024, 71% of our 10,988 Mexican employees were unionized and represented by ten collective bargaining agreements distributed among three labor unions. Under Mexican law, the terms of employment for unionized workers are set forth in collective bargaining agreements. Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions on an annual basis and negotiate other benefits every two years. We conduct negotiations separately at each mining complex and each processing plant.

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

Electricity: In June 2014, we entered into a power purchase agreement for 120 megawatts (“MW”) with the state owned company Electroperu S.A., which began supplying energy to our Peruvian operations for a twenty-year period that started on April 17, 2017. In July 2014, we entered into a power purchase agreement for 120MW with a private power generator Kallpa Generacion S.A. (“Kallpa”), which began supplying energy to our Peruvian operations for a ten-year period that started on April 17, 2017. In May 2016, we signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy to the operations related to the Toquepala expansion and to other minor projects for a period starting on May 1, 2017, and ending on October 31, 2029. We feel confident that additional power can be obtained from the Peruvian national grid, should the need arise.

Additionally, we have nine megawatts of power generation capacity from two small hydro-generating facilities at Cuajone. Power is distributed over a 224-kilometer transmission line circuit, which is connected to the Peruvian network.

Water: We have water rights or licenses for up to 2,011 liters per second from well fields at the Huaitire-Gentilar, Vizcachas and Titijones aquifers and surface water rights from Lake Suches. Three additional water sources are: Quebrada Honda, Quebrada Tacalaya and a smaller resource from the Cuajone mine pit. We believe these water sources are sufficient to supply the water demands of our operating units at Toquepala and Cuajone. Additionally, we have permits in Ilo to use water at three desalination plants that generate water for industrial use and domestic consumption; we believe these facilities will produce sufficient water to cover the requirements of both current and projected needs. Additionally, we have two licenses for the use of non-desalinated seawater for the Smelter.

The Branch has a surface water permit for the Locumba river, which will facilitate the conservation and maintenance of a portion of the wetlands in Ite. The Company has also been studying alternative sources of water to cover future needs as operations expand and our mining projects grow.

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

Electricity: Electricity is used as the main energy source at our mining complexes. We purchase most of our electricity from Mexico Generadora de Energia S. de R. L. (“MGE”), a subsidiary of Grupo Mexico which has two power plants designed to supply power to La Caridad and Buenavista units. In 2024, MGE supplied 20.2% of its power output to third party energy users. These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts. In 2012, we entered into a power supply agreement with MGE that will last until 2032. The first plant was completed in 2013 and the second in 2014. The first plant began to supply power to the Company in December 2013, and the second plant in June 2015.

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

Some IMMSA mining operations also purchase electricity from Eolica el Retiro, S.A.P.I de C.V. (“Eolica”), a windfarm energy producer that is an indirect subsidiary of Grupo Mexico. In August 2013, IMMSA and other of the Company’s mining operations entered into a purchase agreement and in late 2014 started to purchase electricity from Eolica. Due to the nature of the production process there is not a fixed power capacity contracted. In 2024, Eolica el Retiro supplied approximately 25.5% of its power output to IMMSA and Mexcobre.

On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., and indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement commenced in the third quarter of 2024. In 2024, Parque Eolico de Fenicias supplied approximately 58.6% of its power output to IMMSA.

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

LEGAL AND REGULATORY MATTERS

To the Company's knowledge, during the period from January 1, 2023 through December 31, 2024, no legal, environmental, labor or tax regulations came into effect in the jurisdictions where the Company operates that (i) required the Company to incur material costs of compliance, (ii) had a material adverse effect on the Company’s operations, or (iii) materially impacted the execution of the Company’s projects. As of the date hereof, the Company believes that its facilities in Peru and Mexico are in material compliance with all applicable environmental, mining and other laws and regulations in their respective jurisdictions.

On September 15, 2024, the Mexican Congress approved a constitutional reform to the Judicial Branch that replaces the existing appointment-based system for selecting judges with a system of popular election of Congress pre-selected judges. The implementation of this reform is ongoing, and the Company cannot currently assess its potential impact on the Mexican federal judicial system or the Company's operations.

For a discussion of environmental and labor matters, reference is made to the information contained in Note 13 “Commitments and Contingencies” of the consolidated financial statements. For more information on tax matters, refer to Note 7 “Income taxes” of the consolidated financial statements.

MINING RIGHTS AND CONCESSIONS

Peru:

We have 154,535 hectares in concessions from the Peruvian government for our exploration, exploitation, extraction and production operations, at various sites, as follows:

	Toquepala	Cuajone	Ilo	Other	Total

	(hectares)
Mine concessions	22,783	27,380	4,670	99,702	154,535

We believe that our Peruvian concessions are in full force and effect under applicable Peruvian laws and as such, comply with all material terms and requirements applicable to said concessions. The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions. Fees paid during 2024, 2023 and 2022, were approximately $5.2 million, $3.4 million and $2.5 million, respectively. We have two types of mining concessions in Peru: metallic and non-metallic concessions.

Mexico:

In Mexico we have 502,688 hectares in concessions from the Mexican government for our exploration and exploitation activities as outlined on the table below:

	IMMSA	La Caridad	Buenavista	Projects	Total

	(hectares)
Mine concessions	223,313	103,821	93,706	81,848	502,688

We believe that our Mexican concessions are in full force and in effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions. Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore or mine mineral reserves. Mining concessions have a 50-year term that can be renewed for another 50 years. Holding fees for mining concessions can be from $0.53 to $11.60 per hectare depending on the start date of the mining concession. Fees paid during 2024, 2023 and 2022 were approximately $11.6 million, $11.7 million and $8.7 million, respectively. In addition, all of our operating units in Mexico have water concessions that are in full force and effect. Although ownership is not required in order to explore or mine a concession, we generally own the land related to our Mexican concessions. We also own all of the processing facilities of our Mexican operations and the land on which they are built.

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

Over the last three years, approximately 76.1% of our revenues have come from the sale of copper; 11.4% from molybdenum; 4.5% from silver; and 3.5% from zinc. Please see the distribution of our revenues per product on Item 8 “Financial Statements and Supplementary Data” Note 19 “Segment and Related Information—Sales value per segment”.

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

Through 2024, the Company recognized the expected future tax benefit from deferred tax assets when the tax benefit was considered more likely than not to be realized. A valuation allowance is provided for those deferred tax assets for which management believes that the related benefits will not be realized. Determining the amount of the valuation allowance and assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income and existing tax laws. There can be no assurance that the Company will be able to recognize the expected future benefits of deferred tax assets; this inability could have a material adverse effect on the Company’s financial results.

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

We require substantial amounts of fuel oil, electricity, water and other resources for our operations. Fuel, gas and power costs constituted approximately 26% of our total production cost in 2024, 29% in 2023 and 34% in 2022. We rely upon third parties for our supply of the energy resources consumed in our operations. Therefore prices for and availability of energy resources may be subject to change or curtailment due to new laws or regulations; imposition of new taxes or tariffs; interruptions in production by suppliers; and variations in global prices or market conditions, among other factors. Regarding water consumption, although each of our operations currently has sufficient water supplies to cover its operational demands, the loss of some or all water rights for any of our mines or operations, in whole or in part, shortages relative to the water to which we have rights or a lack of additional back-up water supplies at an acceptable cost, or at all, could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities, thereby increasing and/or accelerating costs or foregoing profitable operations. In addition, future shortages of critical parts, equipment and skilled labor could adversely affect our operations and development projects.

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

In 2024, we recorded one fatality of a contractor. In 2023, we recorded five fatalities (two contractors and three employees) and in 2022, four fatalities (two contractors and two employees) were registered. The amounts paid to the Mexican and Peruvian authorities for reportable accidents had no adverse effects on our results. Under Mexican and Peruvian law penalties and fines for safety violations are generally monetary, but in certain cases may lead to the temporary or permanent shutdown of the affected facility or the suspension or revocation of permits or licenses. Additionally, violations of security and safety laws and regulations at our Peruvian operations can be considered criminal activity and punishable by a sentence of up to 10 years of prison.

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

In the last several years, we have experienced several strikes and other labor disruptions that have had an adverse impact on our operations and operating results. As of December 31, 2024, unions represented approximately 57% of our workforce in Peru and 71% of our workforce in Mexico. Currently, we have labor agreements in effect for our Mexican and Peruvian operations.

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

On April 30, 2022, the Peruvian government issued a Ministerial Resolution to set up a three-party-dialogue-table involving community members, government representatives and Company executives to better understand and address the concerns of all parties. Between 2023 and 2024, several meetings were held with community representatives, but no agreements were reached. In January 2025, new community representatives were appointed for two years. These individuals have demonstrated a greater willingness to engage in dialogue and are interested in collaborating with the Company on joint social programs. We anticipate resuming discussions soon to tackle current issues and discuss our proposed plans for investing in social programs that address community needs. The Company has also indicated interest in purchasing land near the Cuajone operations to create a buffer zone to protect our facilities and future production.

However, we cannot guarantee that any additional incidents will not arise or assert that any future incidents that occur will imply no adverse impacts for our facilities, the results of our operations or our financial position.

In addition, collective action lawsuits and civil action lawsuits have been filed against the Company in Mexico through both federal courts and state courts in Sonora. Constitutional lawsuits have also been filed against various government authorities and the Company. These lawsuits are seeking damages and demand remediation actions to restore the environment. The Company believes that the lawsuits are without merit and that it is not possible to determine the extent of the damages sought. Moreover, the Company cannot offer any assurances that the outcome of these lawsuits will not have adverse effects on the Company.

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

As of December 31, 2024, Grupo Mexico owned indirectly 88.9% of our capital stock. Some of our officers and directors, and those of Minera Mexico, are also directors and/or officers of Grupo Mexico and/or of its affiliates. We cannot assure you that the interests of Grupo Mexico will not conflict with those of our minority stockholders. Grupo Mexico has the ability to determine the outcome of substantially all matters submitted for a vote to our stockholders and thus exercises control over our business policies and affairs, including the following:

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

Developments in the United States, Europe and emerging market countries may adversely affect the Company business, the market value and trading price of our common stock and our debt securities.

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

Potential developments in the United States, regulatory uncertainty, tariff threats and trade tensions may affect the Company’s business and results of operations.

Our business operations may be adversely affected by changes in regulatory policies. Imposing new tariffs on imports could significantly affect our cost structures and pricing strategies. The uncertainty surrounding potential tariff policies may complicate our supply chain planning and international trade relationships while increasing costs for raw materials and goods. These events, should they materialize, may impact our profitability and competitive positioning in the market.

Additionally, changes in international trade policies and relationships may affect global commodity prices and market conditions and could have a material adverse impact on our business and results of operations. The adoption and expansion of trade restrictions; trade tensions; or other changes in governmental policies related to taxes, tariffs, trade agreements or any policies, are difficult to predict and could adversely affect the demand for our products, our costs, our customers, our suppliers and the U.S. economy and, consequently, could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Despite our risk management efforts and mitigation strategies, we cannot provide any assurance that such measures will be successful in addressing or minimizing the impact of political, regulatory, and trade-related risks on our business operations and financial results.

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

On May 9, 2023, Mexican Congress approved several changes effective immediately to the Mining Law, the National Waters Law, the General Law of Ecological Balance and Environmental Protection and the General Law for the Prevention and Integral Management of Waste. The main aspects of the Company´s business that will be affected by the legislation are the terms for mining concessions from 50 to 30 years; new conditions on water use; provision of guarantees for site closure and remediation; a new 5% contribution of net earnings to indigenous communities for new projects and significant changes to exploration rules.

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

Additionally, on September 15, 2024, the constitutional reform to the Judiciary approved by the Mexican Congress was published and became effective, which establishes that judges, magistrates and ministers of the Mexican Supreme Court of Justice will be elected by the citizens. It is currently not possible to determine the effects of the reform on the Company's operations.

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

Inflation in Peru in 2024, 2023 and 2022 was 2.0%, 3.2% and 8.5%, respectively. In 2024, the sol depreciated 1.5% against the U.S. dollar, versus a 2.8% appreciation in 2023 and a 4.5% appreciation in 2022. Although the Peruvian government’s economic policy reduced inflation and the economy has experienced significant growth in the past decade, we cannot assure you that inflation will not increase from its current level or that such economic growth will continue in the future at similar rates or at all. Additionally, a global financial economic crisis could negatively affect the Peruvian economy.

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

Although all of our Mexican operations’ sales of metals are priced and invoiced in U.S. dollars, a substantial portion of its costs are denominated in pesos. Accordingly, when inflation in Mexico increases without a corresponding depreciation of the peso, the net income generated by our Mexican operations is adversely affected. Inflation in Mexico was 4.2% in 2024, 4.7% in 2023 and 7.8% in 2022. The peso depreciated 20.0% against the U.S. dollar in 2024, versus a 12.7% appreciation in 2023 and a 5.9% appreciation in 2022. The peso has been subject in the past to significant volatility, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future.

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

Cybersecurity Incident Impact

While we identified no cybersecurity incidents, we have been subject to attempted cybersecurity threats and will likely continue to be subject to such attempts in the future. For additional discussions of risks from cybersecurity threats we face, see Item 1A “Risk Factors”. There were no material cybersecurity incidents in 2024.

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

PRODUCTION OVERVIEW

The table below provides an overview of Southern Copper’s aggregate annual production for all of its properties during each of the three most recently completed fiscal years:

				Variance
	Year Ended December 31,			2024 -2023		2023 -2022
	2024	2023	2022	Volume	%	Volume	%
COPPER (thousand pounds):
Mined	2,146,971	2,008,438	1,972,480	138,533	6.9%	35,958	1.8%
Smelted	1,347,597	1,383,597	1,405,421	(36,000)	(2.6)%	(21,824)	(1.6)%
Refined	1,403,040	1,419,817	1,495,767	(16,777)	(1.2)%	(75,950)	(5.1)%
Rod	336,785	340,182	344,893	(3,397)	(1.0)%	(4,711)	(1.4)%
SILVER (thousand ounces)
Mined	20,984	18,408	18,562	2,576	14.0%	(154)	(0.8)%
Refined	11,999	10,927	14,272	1,072	9.8%	(3,345)	(23.4)%
MOLYBDENUM (thousand pounds)
Mined	63,929	59,164	57,849	4,765	8.1%	1,315	2.3%
ZINC (thousand pounds)
Mined	286,625	144,422	132,300	142,203	98.5%	12,122	9.2%
Refined	217,734	222,695	220,225	(4,961)	(2.2)%	2,470	1.1%
GOLD (ounces)
Mined	70,056	65,373	65,134	4,683	7.2%	239	0.4%
Refined	35,386	37,666	43,306	(2,280)	(6.1)%	(5,640)	(13.0)%

KEY PRODUCTION CAPACITY DATA

We own and operate all production facilities. The table below provides details on the locations of production facilities as of December 31, 2024 by reportable segment, the processes used, and the key production and capacity data for each location:

					2024	2024 Capacity
Facility Name	Location	Stage	Process	Nominal Capacity(1)	Production	Use(3)
PERUVIAN OPEN‑PIT SEGMENT
Mining Operations
Cuajone open‑pit mine	Cuajone (Peru)	Production	Copper ore milling and recovery, copper and molybdenum concentrate production	90.0 ktpd—ore milled	85.7	95.2%
Toquepala open‑pit mine (Concentrator I+II)	Toquepala (Peru)	Production	Copper ore milling and recovery, copper and molybdenum concentrate production	120.0 ktpd—ore milled	111.7	93.0%
Toquepala SX‑EW plant	Toquepala (Peru)	Production	Leaching, solvent extraction and cathode electrowinning	56.3 ktpy—refined	24.1	42.8%
Processing Operations
Ilo copper smelter	Ilo (Peru)	Production	Copper smelting, blister, anodes production	1,376.1 ktpy—concentrate feed	1,230.9	89.5%
Ilo copper refinery	Ilo (Peru)	Production	Copper refining	294.8 ktpy—refined cathodes	287.9	97.7%
Ilo acid plants	Ilo (Peru)	Production	Sulfuric acid	1,354.93 ktpy—sulfuric acid	1,185.0	87.5%
Ilo precious metals refinery	Ilo (Peru)	Production	Slime recovery & processing, gold & silver refining	460 tpy	377.6	82.1%
MEXICAN OPEN‑PIT SEGMENT
Mining Operations
Buenavista open‑pit mine; Concentrator I	Sonora (Mexico)	Production	Copper ore milling & recovery, copper and zinc concentrate production	84.0 ktpd—milling	86.0	102.4%
Concentrator II				115.0 ktpd—milling	119.7	104.1%
Zinc concentrator				20.0 ktpd—milling	16.7	83.3%
Buenavista: SX‑EW plant I	Sonora (Mexico)	Production	Leaching, solvent extraction & refined cathode electrowinning	11.0 ktpy—refined	—	—%
SX‑EW plant II	Sonora (Mexico)	Production	Leaching, solvent extraction & refined cathode electrowinning	43.8 ktpy—refined	19.4	44.3%
SX‑EW plant III	Sonora (Mexico)	Production	Leaching, solvent extraction & refined cathode electrowinning	120.0 ktpy—refined	64.6	53.8%
La Caridad open‑pit mine	Sonora (Mexico)	Production	Copper ore milling & recovery, copper & molybdenum concentrate production	94.5 ktpd—milling	94.3	99.8%
La Caridad SX‑EW plant	Sonora (Mexico)	Production	Leaching, solvent extraction & cathode electrowinning	21.9 ktpy—refined	23.3	106.2%
Processing Operations
La Caridad copper smelter	Sonora (Mexico)	Production	Concentrate smelting, anode production	1,000 ktpy—concentrate feed	991.5	99.1%
La Caridad copper refinery	Sonora (Mexico)	Production	Copper refining	300 ktpy copper cathode	217.1	72.4%
La Caridad copper rod plant	Sonora (Mexico)	Production	Copper rod production	150 ktpy copper rod	152.8	101.8%
La Caridad precious metals refinery	Sonora (Mexico)	Production	Slime recovery & processing, gold & silver refining	1.8 ktpy—slime	1.0	54.3%
La Caridad sulfuric acid plant	Sonora (Mexico)	Production	Sulfuric acid	1,565.5 ktpy—sulfuric acid	996.0	63.6%
IMMSA SEGMENT
Underground mines
Charcas	San Luis Potosi (Mexico)	Production	Copper, zinc, lead milling, recovery & concentrate production	1,460 ktpy—ore milled	1,300.9	89.1%
San Martin	Zacatecas (Mexico)	Production	Lead, zinc, copper & silver mining, milling recovery & concentrate production	1,606 ktpy—ore milled	1,429.8	89.0%
Santa Barbara	Chihuahua (Mexico)	Production	Lead, copper and zinc mining & concentrates production	2,190 ktpy—ore milled	1,701.9	77.7%
Santa Eulalia	Chihuahua (Mexico)	Suspended	Lead & zinc mining and milling recovery & concentrate production	547.5 ktpy—ore milled	—	—%

Taxco(2)	Guerrero (Mexico)	Suspended	Lead, zinc silver & gold mining recovery & concentrate production	730 ktpy—ore milled	—	—%
Processing Operations
San Luis Potosi zinc refinery	San Luis Potosi (Mexico)	Production	Zinc concentrates refining	105.0 ktpy zinc cathode	98.8	94.1%
San Luis Potosi sulfuric acid plant	San Luis Potosi (Mexico)	Production	Sulfuric acid	180.0 ktpy sulfuric acid	187.8	104.3%

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

OTHER PROPERTIES

The table below provides details on the locations and other information as of December 31, 2024 for our properties under development or exploration. These properties are also owned and operated by SCC.

Property Name	Location	Stage	Mineralization	Mineral rights and acreage
Other properties in Peru
Tia Maria	Arequipa (Peru)	Development	Porphyry copper deposit; economic mineralization is oxide copper.	Consists of 55 concessions covering approximately 34,790 hectares.
Los Chancas	Apurimac (Peru)	Exploration	Porphyry copper–molybdenum deposit; copper sulfides are dominant.	Consists of 31 concessions, covering approximately 22,700 hectares.
Michiquillay	Cajamarca (Peru)	Exploration	Porphyry copper–molybdenum–gold deposit; copper sulfides are dominant.	Consists of 18 concessions covering approximately 4,051 hectares.
Other properties in Mexico
El Pilar	Sonora (Mexico)	Development	Predominantly consists of the copper oxide mineral chrysocolla.	Consists of 19 concessions covering approximately 9,571 hectares.
El Arco	Baja California (Mexico)	Development	Porphyry copper deposit; mineralization occurs in three sub-horizontal zones.	Consists of 11 concessions covering approximately 72,133 hectares.

PROPERTY BOOK VALUE

As of December 31, 2024, net book values of property and mine development were as follows (in millions):

Peruvian operations:
Cuajone	$737.1
Toquepala	1,917.2
Tia Maria project	286.0
Ilo and other support facilities	546.6
Construction in progress	539.8
Total Peru	$4,026.7
Mexican open‑pit operations:
Buenavista mine and concentrator plants	$2,445.3
Buenavista SX‑EW and Quebalix	669.9
La Caridad mine and concentrator plant	257.0
La Caridad support facilities	790.5
Construction in progress	546.6
Total Mexico Open Pit	$4,709.3
Mexican IMMSA unit:
San Luis Potosi	$85.7
Zinc electrolytic refinery	74.4
Charcas	115.8
San Martin	131.0
Santa Barbara	183.3
Santa Eulalia	38.9
Other facilities	5.1
Construction in progress
- Zinc electrolytic refinery	13.5
- Charcas	53.0
- San Martin	17.7
- Santa Barbara	76.6
- Santa Eulalia	8.0
- Other Facilities	2.1
Total IMMSA Unit	$805.1
Other property:
El Pilar	$119.9
Mexicana del Arco	110.0
Total	$229.9
Mexican administrative offices	$112.3
Total Mexico	$5,856.6
Total Southern Copper Corporation	$9,883.3

SUMMARY OPERATING DATA

The following table contains certain operating data underlying our financial and operating information for each of the periods indicated.

				Variance
	Year Ended December 31,			2024 -2023		2023 -2022
	2024	2023	2022	Volume	%	Volume	%
COPPER (thousand pounds):
Mined
Peru open‑pit
Toquepala	496,428	440,165	385,931	56,263	12.8%	54,234	14.1%
Cuajone	363,454	328,990	309,338	34,464	10.5%	19,652	6.4%
SX‑EW Toquepala	53,165	55,672	58,315	(2,507)	(4.5)%	(2,643)	(4.5)%
Mexico open‑pit
La Caridad	206,628	193,596	195,091	13,032	6.7%	(1,495)	(0.8)%
Buenavista	769,323	725,216	746,557	44,107	6.1%	(21,341)	(2.9)%
SX‑EW La Caridad	51,257	50,691	51,449	566	1.1%	(758)	(1.5)%
SX‑EW Buenavista	185,210	193,024	205,662	(7,814)	(4.0)%	(12,638)	(6.1)%
IMMSA unit	21,506	21,084	20,137	422	2.0%	947	4.7%
Total Mined	2,146,971	2,008,438	1,972,480	138,533	6.9%	35,958	1.8%
Smelted
Peru open‑pit
Blister Ilo	3,323	4,088	4,508	(765)	100.0%	(420)	(9.3)%
Anodes Ilo	790,612	798,342	771,630	(7,730)	(1.0)%	26,712	3.5%
Mexico open‑pit
Anodes La Caridad	553,662	581,167	629,283	(27,505)	(4.7)%	(48,116)	(7.6)%
Total Smelted	1,347,597	1,383,597	1,405,421	(36,000)	(2.6)%	(21,824)	(1.6)%
Refined
Peru Open‑pit
Cathodes Ilo	634,707	638,589	638,741	(3,882)	(0.6)%	(152)	(0.0)%
SX‑EW Toquepala	53,165	55,672	58,315	(2,507)	(4.5)%	(2,643)	(4.5)%
Mexico Open‑pit
Cathodes La Caridad	478,701	481,841	541,600	(3,140)	(0.7)%	(59,759)	(11.0)%
SX‑EW La Caridad	51,257	50,691	51,449	566	1.1%	(758)	(1.5)%
SX‑EW Buenavista	185,210	193,024	205,662	(7,814)	(4.0)%	(12,638)	(6.1)%
Total Refined	1,403,040	1,419,817	1,495,767	(16,777)	(1.2)%	(75,950)	(5.1)%
Rod Mexico Open‑pit—La Caridad	336,785	340,182	344,893	(3,397)	(1.0)%	(4,711)	(1.4)%
SILVER (thousand ounces)
Mined
Peru Open‑pit
Toquepala	3,062	2,615	2,220	447	17.0%	395	17.8%
Cuajone	2,635	2,395	2,298	240	10.1%	97	4.2%
Mexico Open‑pit
La Caridad	2,208	2,065	2,086	143	6.9%	(21)	(1.0)%
Buenavista	6,304	4,669	5,208	1,635	35.0%	(539)	(10.3)%
IMMSA unit	6,775	6,664	6,750	111	1.7%	(86)	(1.3)%
Total Mined	20,984	18,408	18,562	2,576	14.0%	(154)	(0.8)%
Refined
Peru—Ilo	4,070	3,526	3,741	544	15.5%	(215)	(5.7)%
Mexico—La Caridad	7,929	7,398	8,569	531	7.2%	(1,171)	(13.7)%
IMMSA unit	—	3	1,962	(3)	(100.0)%	(1,959)	(99.8)%
Total Refined	11,999	10,927	14,272	1,072	9.8%	(3,345)	(23.4)%
MOLYBDENUM (thousand pounds)
Mined
Toquepala	19,771	13,916	16,934	5,855	42.1%	(3,018)	(17.8)%
Cuajone	9,740	8,252	7,992	1,488	18.0%	260	3.3%
Buenavista	12,991	11,937	11,848	1,054	8.8%	89	0.8%
La Caridad	21,427	25,059	21,075	(3,632)	(14.5)%	3,984	18.9%
Total Mined	63,929	59,164	57,849	4,765	8.1%	1,315	2.3%
ZINC (thousand pounds)
Mined
IMMSA	144,875	144,422	132,300	453	0.3%	12,122	9.2%
Buenavista	141,750	—	—	141,750	100.0%	—	—%
Total Mined	286,625	144,422	132,300	142,203	98.5%	12,122	9.2%
Refined IMMSA	217,734	222,695	220,225	(4,961)	(2.2)%	2,470	1.1%

(1)	Copper production reported under “smelted” and “refined” is a subset of the mined copper and it is not additive to the mined copper.

SUMMARY DISCLOSURE OF MINERAL RESOURCES

The following table contains the summary of our mineral resources exclusive of mineral reserves as of December 31, 2024, based on long-term price assumptions of $3.80 per pound of copper, $11.50 per pound of molybdenum ($10.35 per pound of molybdenum in the case of our El Arco mine), $23.00 per ounce of silver, $1.32 per pound of zinc, $1.04 per pound of lead and $1,725 per ounce of gold.

	Measured mineral resources			Indicated mineral resources			Measured + Indicated mineral resources			Inferred mineral resources
	Amount		Metal	Amount		Metal	Amount		Metal	Amount		Metal
	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)
Copper:
Peru:
Cuajone Sulfides	62.0	0.35%	471.9	444.2	0.33%	3,225.6	506.2	0.33%	3,697.5	865.3	0.28%	5,420.8
Cuajone Leach	—	—%	—	0.0	0.55%	0.3	0.0	0.55%	0.3	0.0	0.64%	0.2
Toquepala Sulfides	99.3	0.57%	1,241.2	179.0	0.39%	1,525.3	278.3	0.45%	2,766.6	161.4	0.29%	1,017.4
Toquepala Leach	11.3	0.15%	37.4	46.0	0.15%	153.4	57.3	0.15%	190.8	52.4	0.15%	177.0
La Tapada deposit	—	—%	—	90.4	0.21%	420.3	90.4	0.21%	420.3	1.6	0.18%	6.4
Tia Maria deposit	—	—%	—	35.5	0.17%	135.2	35.5	0.17%	135.2	21.8	0.22%	107.8
Los Chancas Oxide	—	—%	—	98.0	0.45%	972.0	98.0	0.45%	972.0	33.0	0.38%	276.0
Los Chancas Sulfide	—	—%	—	52.0	0.59%	676.0	52.0	0.59%	676.0	1,400.0	0.45%	13,889.0
Michiquillay	—	—%	—	—	—%	—	—	—%	—	2,287.9	0.43%	21,554.8
Mexico:
Buenavista Mill	—	—%	—	627.0	0.38%	5,243.0	627.0	0.38%	5,243.0	7,848.0	0.34%	58,477.6
Buenavista Leach	—	—%	—	53.0	0.33%	377.1	53.0	0.33%	377.1	373.0	0.18%	1,457.4
Buenavista zinc plant	—	—%	—	203.0	0.44%	1,985.5	203.0	0.44%	1,985.5	705.0	0.37%	5,809.5
La Caridad Mill	89.0	0.15%	295.4	2,136.0	0.14%	6,675.6	2,224.0	0.14%	6,971.0	5,315.0	0.13%	14,764.0
La Caridad Leach	5.0	0.07%	7.2	113.0	0.07%	161.9	117.0	0.07%	169.2	342.0	0.08%	610.7
Charcas	—	—%	—	18.1	0.35%	138.8	18.1	0.35%	138.8	15.8	0.32%	109.8
Santa Barbara	—	—%	—	19.9	0.47%	205.2	19.9	0.47%	205.2	47.3	0.45%	465.4
San Martin	—	—%	—	13.8	0.62%	190.2	13.8	0.62%	190.2	55.7	0.46%	570.8
El Arco Mill	—	—%	—	826.6	0.41%	7,544.9	826.6	0.41%	7,544.9	2,344.9	0.37%	19,352.3
El Arco Leach	—	—	—	51.3	0.30%	335.3	51.3	0.30%	335.3	63.8	0.25%	350.9
El Pilar	2.2	0.20%	9.0	81.3	0.18%	317.0	83.4	0.18%	326.0	88.6	0.12%	234.4
Pilares Mill	—	—%	—	30.1	0.55%	364.2	30.1	0.55%	364.2	3.4	0.46%	34.4
Pilares Leach	—	—%	—	0.0	0.16%	0.1	0.0	0.16%	0.1	0.0	0.09%	0.0
Total	268.8		2,062.2	5,118.1		30,646.8	5,384.9		32,709.0	22,025.8		144,686.7
Molybdenum:
Peru:
Cuajone	62.0	0.014%	18.7	444.2	0.012%	116.1	506.2	0.012%	134.8	865.3	0.008%	160.2
Toquepala	99.3	0.038%	83.0	179.0	0.021%	81.7	278.3	0.027%	164.8	161.4	0.008%	28.6
Mexico:
Buenavista Mill	—	—%	—	627.0	0.008%	110.7	627.0	0.008%	110.7	7,848.0	0.008%	1,384.1
Buenavista zinc plant	—	—%	—	203.0	0.004%	17.9	203.0	0.004%	17.9	705.0	0.009%	139.8
La Caridad Mill	89.0	0.025%	50.7	2,136.0	0.022%	1,026.6	2,224.0	0.022%	1,077.2	5,315.0	0.024%	2,806.5
El Arco Mill	—	—%	—	826.6	0.008%	146.5	826.6	0.008%	146.5	2,344.9	0.006%	298.2
Pilares Mill	—	—%	—	30.1	0.014%	9.3	30.1	0.014%	9.3	3.4	0.014%	1.1
Total	250.3		152.4	4,445.9		1,508.8	4,695.2		1,661.2	17,242.9		4,818.5
Silver: (2)
Mexico:
Charcas	—	—	—	18.1	57.1	33,198.3	18.1	57.1	33,198.3	15.8	62.7	31,775.8
Santa Barbara	—	—	—	19.9	97.5	62,334.6	19.9	97.5	62,334.6	47.3	81.5	124,080.7
San Martin	—	—	—	13.8	76.1	33,793.2	13.8	76.1	33,793.2	55.7	71.1	127,473.0
El Arco Mill	—	—	—	826.6	1.6	41,875.3	826.6	1.6	41,875.3	2,344.9	1.5	110,887.3
Total	—		—	878.4		171,201.3	878.4		171,201.3	2,463.7		394,216.7
Zinc:
Mexico:
Buenavista zinc plant	—	—%	—	203.0	0.37%	1,645.6	203.0	0.37%	1,645.6	705.0	0.18%	2,858.1
Buenavista Cu plant	—	—%	—	627.0	0.04%	553.4	627.0	0.04%	553.4	7,848.0	0.04%	6,747.4
Charcas	—	—%	—	18.1	3.74%	1,492.8	18.1	3.74%	1,492.8	15.8	3.32%	1,152.7
Santa Barbara	—	—%	—	19.9	3.36%	1,473.3	19.9	3.36%	1,473.3	47.3	3.34%	3,480.5
San Martin	—	—%	—	13.8	1.89%	574.9	13.8	1.89%	574.9	55.7	2.55%	3,136.2
Total	—		—	881.8		5,740.1	881.8		5,740.1	8,671.8		17,374.9

Lead:
Mexico:
Charcas	—	—%	—	18.1	0.24%	97.0	18.1	0.24%	97.0	15.8	0.35%	123.1
Santa Barbara	—	—%	—	19.9	1.71%	751.0	19.9	1.71%	751.0	47.3	1.87%	1,950.2
San Martin	—	—%	—	13.8	0.34%	102.4	13.8	0.34%	102.4	55.7	0.31%	384.3
Total	—		—	51.8		950.4	51.8		950.4	118.8		2,457.6
Gold: (2)
Mexico:
Santa Barbara	—	—	—	19.9	0.16	99.6	19.9	0.16	99.6	47.3	0.12	185.9
El Arco Mill	—	—	—	826.6	0.12	3,226.1	826.6	0.12	3,226.1	2,344.9	0.11	8,053.5
Total	—		—	846.5		3,326	846.5		3,326	2,392.2		8,239.4

(1)	Mineral resources are reported in situ and are current as of December 31, 2024. Mineral resources are reported exclusive of mineral reserves. Figures have been rounded.
(2)	Gold and silver grades are denominated in grams per tonne. Gold and silver contents are expressed in thousand ounces.
(3)	For further information on assumptions used in preparing the mineral resource estimates, for the following operations: Cuajone, Toquepala, Buenavista and La Caridad (including Pilares); please refer to their individual property disclosure in this Form 10-K and the technical report summaries prepared by qualified persons, under Exhibits 96.1, 96.2, 96.6 and 96.7, respectively, of this Form 10-K.
(4)	For further information on assumptions used in preparing the mineral resource estimates, for the Charcas and Santa Barbara operations; please refer to their individual property disclosure in this Form 10-K and the technical report summaries prepared by qualified persons, under Exhibits 96.10 and 96.11 respectively in this Form 10-K.
(5)	For further information on assumptions used in preparing the estimates for the San Martin operations, please refer to their individual property disclosure in this Form 10-K and Chapter 11 of the project technical report summary prepared by qualified persons, under Exhibit 96.13 of the 2023 Form 10-K filed on February 29, 2024.
(6)	For further information on assumptions used in preparing the estimates for the following operations: El Arco, Tia Maria, Los Chancas, Michiquillay and El Pilar, please refer to their individual property disclosure in this Form 10-K and Chapter 11 of the project technical report summaries prepared by qualified persons, under Exhibit 96.10, 96.3, 96.4, 96.5 and 96.9, respectively of 2021 Form 10-K/A filed on March 7, 2022.

SUMMARY DISCLOSURE OF MINERAL RESERVES

The following table contains the summary of our mineral reserves as of December 31, 2024, based on long-term price assumptions of $3.30 per pound of copper, $10.00 per pound of molybdenum ($9.00 per pound of molybdenum in the case of our El Arco mine), $20.00 per ounce of silver, $1,500 per ounce of gold and $1.15 per pound of zinc.

	Proven mineral reserves			Probable mineral reserves			Total mineral reserves
	Amount		Metal	Amount		Metal	Amount		Metal
	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)
Copper:
Peru:
Cuajone Mill	588.5	0.52%	6,764.8	910.4	0.45%	9,012.3	1,498.8	0.48%	15,777.1
Cuajone Leach	19.1	0.50%	211.6	0.3	0.72%	5.5	19.4	0.51%	217.1
Toquepala Mill	1,184.8	0.57%	14,987.0	583.9	0.47%	5,992.0	1,768.8	0.54%	20,979.0
Toquepala Leach	2,107.1	0.16%	7,297.8	502.8	0.20%	2,242.5	2,610.0	0.17%	9,540.3
La Tapada deposit	—	—%	—	487.6	0.41%	4,449.2	487.6	0.41%	4,449.2
Tia Maria deposit	—	—%	—	223.8	0.29%	1,412.5	223.8	0.29%	1,412.5
Mexico:
Buenavista Sulfides	—	—%	—	2,413.0	0.44%	23,307.2	2,413.0	0.44%	23,307.2
Buenavista Leach	—	—%	—	2,118.0	0.27%	12,389.0	2,118.0	0.27%	12,389.0
La Caridad Mill	272.0	0.28%	1,697.2	1,671.0	0.21%	7,628.2	1,943.0	0.22%	9,325.3
La Caridad Leach	66.0	0.23%	341.7	315.0	0.16%	1,102.3	381.0	0.17%	1,443.9
Pilares Mill	—	—%	—	22.6	0.80%	398.6	22.6	0.80%	398.6
Pilares Leach	—	—%	—	2.2	0.35%	16.7	2.2	0.35%	16.7
El Arco Mill	—	—%	—	1,229.5	0.40%	10,822.1	1,229.5	0.40%	10,822.1
El Arco Leach	—	—%	—	140.5	0.27%	846.3	140.5	0.27%	846.3
El Pilar	63.0	0.27%	370.4	254.0	0.25%	1,373.5	317.0	0.25%	1,743.9
Total	4,300.5		31,670.4	10,874.7		80,997.8	15,175.2		112,668.2
Molybdenum:
Peru:
Cuajone	588.5	0.019%	252.3	910.4	0.015%	303.6	1,498.8	0.017%	555.9
Toquepala	1,184.8	0.040%	1,032.5	583.9	0.021%	275.5	1,768.8	0.034%	1,307.9
Mexico:
Buenavista	—	—%	—	2,117.0	0.009%	399.0	2,117.0	0.009%	399.0
La Caridad	272.0	0.042%	251.3	1,671.0	0.036%	1,334.9	1,943.0	0.037%	1,586.2
El Arco Mill	—	—%	—	1,229.5	0.006%	166.7	1,229.5	0.006%	166.7
Pilares	—	—%	—	22.6	0.006%	3.2	22.6	0.006%	3.2
Total	2,045.3		1,536.1	6,534.4		2,482.9	8,579.7		4,018.9
Silver: (2)
Mexico:
El Arco	—	—	—	1,229.5	1.8	70,464.9	1,229.5	1.8	70,464.9
Total	—		—	1,229.5		70,464.9	1,229.5		70,464.9
Zinc:
Mexico:
Buenavista zinc plant (3)	—	—%	—	296.0	0.58%	3,758.3	296.0	0.58%	3,758.3
Gold: (2)
Mexico:
El Arco	—	—	—	1,229.5	0.14	5,584.8	1,229.5	0.14	5,584.8

(1)	Mineral reserves are current as of December 31, 2024. The reference point for the estimate is delivery to the process plant. Figures have been rounded.
(2)	Gold and silver grades are denominated in grams per tonne. Gold and silver contents are expressed in thousand ounces.
(3)	For further information on assumptions used in preparing the mineral reserve estimates, for the following mineral properties: Cuajone, Toquepala, Buenavista and La Caridad (including Pilares), please refer to the individual property disclosure in this Form 10-K and to the technical report summaries prepared by qualified persons, under Exhibits 96.1, 96.2, 96.6 and 96.7 respectively of this Form 10-K.
(4)	For further information on assumptions used in preparing the estimates for the following mineral properties: El Arco, Tia Maria and El Pilar, please refer to the individual property disclosure in this Form 10-K and to the project technical report summaries prepared by qualified persons, under Exhibit 96.10, 96.3 and 96.9 respectively of Form 10-K/A, filed on March 7, 2022.

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

We have six tailings dams in operation in Mexico and one in Peru as follows:

Country	Operation	Name	Current Height	Material	Method
Mexico	Buenavista	Tailings dam # 3	85 meters	Borrowed	Downstream
Mexico	Buenavista	New tailings dam	92 meters	Borrowed	Downstream
Mexico	La Caridad	Tailings dam # 7	182 meters	Borrowed	Downstream
Mexico	Charcas	Tailings dam	57 meters	Coarse tailings	Upstream
Mexico	Santa Barbara	Noriega dam	51 meters	Coarse tailings	Upstream
Mexico	San Martin	Tailings dam 5 & 7	74 meters	Coarse tailings	Upstream
Peru	Cuajone and Toquepala	Quebrada Honda	144 meters	Coarse tailings	Downstream

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

The map below indicates the approximate location of, and access to, our Cuajone and Toquepala mine complexes and our Ilo processing facilities:

N
0 25 50 100Km.
Graphic Scale
100,000 E
150,000 E
200,000 E
250,000 E
300,000 E
350,000 E
400,000 E
450,000 E
500,000 E
550,000 E
8'250,000 N
8'200,000 N
8'150,000 N
8'100,000 N
8'050,000 N
8'000,000 N
TITICACA LAKE
AREQUIPA
PANAMERICAN HIGHWAY
NATIONAL HIGHWAY
TIA MARIA PROJECT
MOQUEGUA
CUAJONE MINE
TOQUEPALA MINE
TAILS DAM
SMELTER
REFINERY
ILO
SPCC PORT
PACIFIC
OCEAN
BOLIVIA
CHILE
TACNA
COASTAL HIGHWAY
LEYEND
HIGHWAY
ROAD
SPCC TRAIN
TOWN
SPCC FACILITIES
ECUADOR
COLOMBIA
BRASIL
PERU
Lima
PACIFIC OCEAN
BOLIVIA
Arequipa
Ilo
Tacna
CHILE

PERUVIAN MINES AND PROCESSING FACILITIES	Date: January 2025
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

The Cuajone operations are owned and operated by SPCC Peru Branch and contain a single mining concession, “Acumulacion Cuajone”, which covers an area of 14,875.66 hectares. Power is transmitted for process needs from the Peruvian grid using two Southern Copper-owned transmission lines of 138 kV and 220 kV. Additionally, the Cuajone operations use surface and underground water from a variety of sources as fresh make up water.

The property is currently in the production stage. Southern Copper has had an interest in the Cuajone area since 1954. Predecessor companies included Cerro de Pasco Corporation, Newmont and Asarco. Overburden removal commenced in 1970 and ore production commenced in 1976. Our Cuajone operations utilize a conventional open-pit mining method to drill/blast/haul copper ore for further processing at the concentrator, which has a milling capacity of 90,000 tonnes per day. Book value of the property and its associated plant and equipment is available under “Property Book Value” on page 36 of this report.

The table below shows production information for 2024, 2023 and 2022 for our Cuajone operations:

					Variance 2024 -
					2023
		2024	2023	2022	Amount	%
Mine annual operating days		366	365	365
Mine
Total ore mined	(kt)	30,872	27,469	25,049	3,403	12.4%
Copper grade	(%)	0.625	0.640	0.658	(0.015)	(2.3)%
Leach material mined	(kt)	1,129	913	1,817	216	23.7%
Leach material grade	(%)	0.605	0.590	0.713	0.015	2.5%
Stripping ratio	(x)	3.58	4.15	4.21	(0.57)	(13.7)%
Total material mined	(kt)	146,690	146,261	139,916	429	0.3%
Concentrator
Total material milled	(kt)	30,850	27,398	24,985	3,452	12.6%
Copper recovery	(%)	85.50	85.30	85.30	0.20	0.2%
Copper concentrate	(kt)	657.3	601.4	562.8	55.9	9.3%
Copper in concentrate	(kt)	164.9	149.2	140.3	15.7	10.5%
Copper concentrates average grade	(%)	25.08	24.81	24.93	0.27	1.1%
Molybdenum
Molybdenum grade	(%)	0.022	0.020	0.023	0.002	10.0%
Molybdenum recovery	(%)	64.60	63.30	63.22	1.30	2.1%
Molybdenum concentrate	(kt)	8.4	7.0	6.7	1.4	19.8%
Molybdenum concentrate average grade	(%)	52.60	53.43	53.86	(0.83)	(1.6)%
Molybdenum in concentrate	(kt)	4.4	3.7	3.6	0.7	18.1%

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

Concentrator

Our Cuajone operations use state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit to coordinate inflows and optimize operations. The process designs were based on existing technologies and proven equipment, and the plants constructed using those designs have been operating for 48 years. Material with a copper grade over 0.25% is loaded to the in-pit crushing and conveying (IPCC) system and sent to the milling circuit, where giant rotating crushers reduce the size of the rocks to approximately one-half of an inch. The ore is then sent to the ball mills, which grind it to the consistency of fine powder. The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells to produce foam for floating the copper and molybdenum minerals while waste materials called tailings are separated. This copper-molybdenum bulk concentrate is then treated by inverse flotation, where molybdenum is floated and copper is depressed. The copper concentrate is shipped by rail to the smelter at Ilo and the molybdenum concentrate is packaged for shipment to customers.

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

In November 2023, the "HPGR optimization as a quaternary crushing circuit" project began operational testing and ramping-up. In February 2024, the quaternary crushing circuit began working at full capacity with favorable results.

Slope stability

The Cuajone pit is approximately 900 meters deep. Under the present mine plan configuration, the Cuajone pit will reach a depth of 1,320 meters. The increases in the depth of the pit present us with a number of geotechnical challenges. Perhaps the foremost concern is the possibility of slope failure, which all open pit mines face. To meet the geotechnical challenges relating to slope stability of the open pit mines, we have taken the following steps:

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

In 2024, we drilled 3,000.2 meters for geotechnical and conventional exploration purposes; implemented structural mapping with 3D laser scanning technology; and installed geotechnical instruments, such as the Casagrande piezometer, and vertical inclinometers. In accordance with Supreme Decree 034-2023-EM, we performed inspections to meet compliance and safety requirements; control management for the “Slope Slide / Rockfall” standard was also implemented.

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources for Cuajone as of December 31, 2024, based on long-term price assumptions of $3.80 and $11.50 per pound respectively; these prices were fixed over the remaining years of mine life:

	2024				2023
Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Measured mineral resources
- Sulfides	62.0	0.35%	84.0%	471.9	—	—%	—%	—	100.0%
- Leach (oxides)	—	—%	—%	—	—	—%	—%	—	0.0%
Indicated mineral resources
- Sulfides	444.2	0.33%	84.0%	3,225.6	329.5	0.38%	84.8%	2,746.6	17.4%
- Leach (oxides)	0.0	0.55%	36.8%	0.3	0.2	0.54%	42.4%	2.6	(89.4)%
Measured + Indicated mineral resources	506.2	0.33%		3,697.7	329.7	0.38%		2,749.2	34.5%
Inferred mineral resources
- Sulfides	865.3	0.28%	84.0%	5,420.8	836.0	0.32%	84.8%	5,831.2	(7.0)%
- Leach (oxides)	0.0	0.64%	36.8%	0.2	0.3	0.51%	42.4%	3.4	(93.3)%
Total inferred mineral resources	865.3	0.28%		5,421.0	836.3	0.32%		5,834.6	(7.1)%

Molybdenum	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Measured mineral resources	62.0	0.014%	61.1%	18.7	—	—%	—%	—	100.0%
Indicated mineral resources	444.2	0.012%	61.1%	116.1	329.5	0.014%	62.9%	103.4	12.3%
Measured + Indicated mineral resources	506.2	0.012%	61.1%	134.8	329.5	0.014%	62.9%	103.4	30.4%
Inferred mineral resources	865.3	0.008%	61.1%	160.2	836.0	0.011%	62.9%	200.5	(20.1)%

(1)	The Variation column refers to metal content variation.
(2)	The point of reference for mineral resources is in place and are current as of December 31, 2024. Mineral resources are reported exclusive of mineral reserves. Wood is responsible for the estimate.
(3)	Mineral resources are constrained within an optimized pit shell based on copper and molybdenum revenues only. The following parameters were used in estimation: assumed open-pit mining methods; assumed concentration and heap leaching processes; copper price of $3.80/lb, molybdenum price of $11.50/lb; marginal NSR cut-off values of $8.21/t-processed for concentration material (approximately equivalent to 0.127% Cu ), and $9.95/t-processed for leach material (approximately equivalent to 0.326% Cu); variable metallurgical recoveries (average recoveries of 84.0% for copper by concentration, 61.1% for molybdenum by concentration, and 36.8% for copper by leaching); average copper recoveries of 97.1% for smelting and 99.9% for refining; average mining cost of $2.09/t-mined; average process costs of $8.21/t-processed for concentration material, and $9.95/t for leach material; average smelting and refining cost of $0.17/lb Cu; selling costs of $0.001/lb Cu for concentration process, $1.83/lb Mo for concentration process, and $-0.005/lb Cu for leaching process; and 1% NSR royalty applied to Cu and Mo.
(4)	No estimates for molybdenum are reported for leachable material, as this element cannot currently be recovered using the leach process envisaged.
(5)	Numbers in the table have been rounded. Totals may not sum due to rounding.
(6)	For further information on the assumptions used to prepare the 2024 estimates and a detailed description of the cut-off determination, please refer to Chapter 11 of the Cuajone operations technical report summary prepared by qualified persons, under Exhibit 96.1 to this Form 10-K.
(7)	For further information on the assumptions used to prepare the 2023 estimates, please refer to the prior technical report summary, under Exhibit 96.1 to the 2022 Form 10-K.

Mineral reserves

The following table contains the summary of copper and molybdenum mineral reserves for Cuajone as of December 31, 2024, based on long-term price assumptions of $3.30 and $10.00 per pound respectively; these prices were fixed over the remaining years of mine life:

	2024				2023
Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Proven mineral reserves (mill)	588.5	0.52%	85.0%	6,764.8	—	—%	—%	—	100.0%
Proven mineral reserves (leach)	19.1	0.50%	54.8%	211.6	—	—%	—%	—	100.0%
Probable mineral reserves (mill)	910.4	0.45%	85.0%	9,012.3	1,294.7	0.48%	84.4%	13,749.7	(34.5)%
Probable mineral reserves (leach)	0.3	0.72%	43.5%	5.5	20.6	0.51%	48.2%	232.0	(97.6)%
Total mineral reserves	1,518.2	0.48%		15,994.2	1,315.3	0.48%		13,981.6	14.4%

Molybdenum	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Proven mineral reserves	588.5	0.019%	62.7%	252.3	—	—%	—%	—	100.0%
Probable mineral reserves	910.4	0.015%	62.7%	303.6	1,294.7	0.017%	62.5%	493.0	(38.4)%
Total mineral reserves	1,498.8	0.017%		555.9	1,294.7	0.017%		493.0	12.7%

(1)	Mineral reserves are current as of December 31, 2024. Wood is responsible for the estimates.
(2)	The point of reference is the point at which the mineral reserves are delivered to the processing facility. Mineral reserves are constrained within an engineered pit based on copper and molybdenum revenues only. The following parameters were used in estimation: assumed open-pit mining methods; assumed concentration and heap leaching processes; copper price of US$3.30/lb, molybdenum price of US$10.00/lb; marginal NSR cut-off values of US$9.61–US$9.77/t-processed for concentration material (approximately equivalent to 0.170%–0.173% Cu), and US$14.27–US$14.40/t-processed for leach material (approximately equivalent to 0.539%–0.544% Cu); mining recovery and dilution are accounted for and generally offset each other; additional ore loss was considered on isolated blocks; variable metallurgical recoveries (average LOM recoveries of 85.0% for copper by concentration, 62.7% for molybdenum by concentration, and 43.5% for copper oxide by heap leaching, including concentration ore existing in stockpile); average copper recoveries of 97.1% for smelting and 99.9% for refining; variable mining costs of US$2.58–US$3.78/t-mined; average process costs of US$9.72/t-processed for concentration material, and US$14.32/t for leaching material; average smelting and refining cost of US$0.21/lb Cu; selling costs of US$0.001/lb Cu for concentration process, US$1.83/lb Mo for concentration process, and US$-0.005/lb Cu for leaching process; and 1% NSR royalty applied to Cu and Mo.
(3)	The point of reference for the leach from stockpile mineral reserves is in place on the stockpile with marginal NSR cut-off values of US$14.27–US$14.40/t-processed (approximately equivalent to 0.40% Cu) and an average LOM recovery of 54.8%.
(4)	No estimates for molybdenum are reported for leach material as this element cannot currently be recovered using the leach process envisaged.
(5)	Numbers in the table have been rounded. Totals may not sum due to rounding.
(6)	For further information on assumptions used in preparing the estimates and a detailed description of the cut-off determination, please refer to Chapter 12 of the Cuajone operations technical report summary prepared by qualified persons, under Exhibit 96.1 to this Form 10-K.
(7)	For further information on the assumptions used to prepare the 2023 estimates, please refer to the prior technical report summary, under Exhibit 96.1 to the 2022 Form 10-K.

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

The Toquepala operations are owned and operated by SPCC Peru Branch and consist of 15 mining concessions which cover an area of 24,168.76 hectares. Power is transmitted for process needs from the Peruvian grid using two Southern Copper-owned transmission lines of 138 kV and 220 kV. Additionally, the Toquepala operations use surface and underground water from a variety of sources as fresh make up water.

The property is currently under the production stage. Our Toquepala operations consist of an open-pit copper mine and two concentrators; each with a milling capacity of 60,000 tonnes per day. We also refine copper at the SX-EW facility through a leaching process. The SX-EW facility has a production capacity of 56,336 tonnes per year of LME grade A copper cathodes. Southern Copper has had an interest in the Project area since 1945. Prior to Southern Copper’s Project interests, the area had been subject to artisanal mining activities. Overburden removal commenced in 1957 and ore production commenced in 1960. Our Toquepala operations utilize a conventional open-pit mining method to collect copper ore for further processing in our concentrators. The second concentrator began operations in the fourth quarter of 2018. Book value of the property and its associated plant and equipment is available under “Property Book Value” on page 36 of this report.

The table below contains production information for 2024, 2023 and 2022 for our Toquepala operations:

					Variance 2024 -
					2023
		2024	2023	2022	Amount	%
Mine annual operating days		366	365	365
Mine
Total ore mined	(kt)	40,419	41,657	41,558	(1,238)	(3.0)%
Copper grade	(%)	0.607	0.529	0.476	0.078	14.7%
Leach material mined	(kt)	17,256	51,870	41,499	(34,614)	(66.7)%
Leach material grade	(%)	0.093	0.096	0.214	(0.003)	(3.1)%
Stripping ratio	(x)	2.54	1.49	1.53	1.05	70.5%
Total material mined	(kt)	203,995	232,795	209,745	(28,800)	(12.4)%
Concentrator
Total material milled	(kt)	40,417	41,547	40,319	(1,130)	(2.7)%
Copper recovery	(%)	91.78	90.80	91.21	0.98	1.1%
Copper concentrate	(kt)	840.0	787.0	689.8	53.0	6.7%
Copper in concentrate	(kt)	225.2	199.7	175.1	25.5	12.8%
Copper concentrate average grade	(%)	26.81	25.37	25.38	1.44	5.7%
SX‑EW plant
Estimated leach recovery	(%)	24.29	23.87	23.60	0.42	1.8%
SX‑EW cathode production	(kt)	24.1	25.3	26.5	(1.1)	(4.5)%
Molybdenum
Molybdenum grade	(%)	0.029	0.020	0.026	0.009	45.0%
Molybdenum recovery	(%)	76.51	72.35	73.27	4.16	5.7%
Molybdenum concentrate	(kt)	15.9	11.2	13.7	4.7	42.5%
Molybdenum concentrate average grade	(%)	56.43	56.57	56.27	(0.14)	(0.2)%
Molybdenum in concentrate	(kt)	9.0	6.3	7.7	2.7	42.1%

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

In December 2023, a study was conducted to update geotechnical parameters, along with the execution of a preliminary field campaign. In 2024, we received an updated stability study of the Quebrada Honda reservoir. Additionally, an external consulting firm carried out fieldwork to revise the resistance parameters of the waste and leach deposits, which will support physical stability studies of these deposits. Additionally, geotechnical inspections of the slope in the pit, waste and leachable deposits were conducted to comply with the new requirements of the Peruvian Ministry of Energy and Mines.

Currently, studies are being conducted to align with Supreme Decree 034-2023-EM. This includes a stability analysis, geotechnical risk management, and an update on seismic hazards. In addition, the satellite monitoring service contract with a third-party provider was expanded to include the Toquepala pit, waste and leach deposits, and the Quebrada Honda tailings deposit.

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources for Toquepala as of December 31, 2024, based on long-term price assumptions of $3.80 and $11.50 per pound respectively; these prices were fixed over the remaining years of mine life:

	2024				2023
Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Measured mineral resources
- Sulfides	99.3	0.57%	87.5%	1,241.2	—	—%	—%	—	100.0%
- Leach (low grade sulfides)	11.3	0.15%	17.0%	37.4	—	—%	—%	—	100.0%
Indicated mineral resources
- Sulfides	179.0	0.39%	87.5%	1,525.3	1,196.7	0.42%	88.2%	11,182.3	(86.4)%
- Leach (low grade sulfides)	46.0	0.15%	17.0%	153.4	1,050.6	0.08%	16.1%	1,943.3	(92.1)%
Measured + Indicated mineral resources	335.6	0.40%		2,957.4	2,247.3	0.26		13,125.6	(77.5)%
Inferred mineral resources
- Sulfides	161.4	0.29%	87.5%	1,017.4	2,405.1	0.39%	88.2%	20,920.9	(95.1)%
- Leach (low grade sulfides)	52.4	0.15%	17.0%	177.0	2,303.7	0.08%	16.1%	4,154.8	(95.7)%
Total inferred mineral resources	213.8	0.25%		1,194.5	4,708.9	0.24		25,075.7	(95.2)%

Molybdenum	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Measured mineral resources	99.3	0.038%	68.3%	83.0	—	—%	—%	—	100.0%
Indicated mineral resources	179.0	0.021%	68.3%	81.7	1,196.7	0.023%	68.1%	606.7	(86.5)%
Measured + Indicated mineral resources	278.3	0.027%	68.3%	164.8	1,196.7	0.023%	68.1%	606.7	(72.8)%
Inferred mineral resources	161.4	0.008%	68.3%	28.6	2,405.1	0.019%	68.1%	1,009.3	(97.2)%

(1)	The Variation column refers to metal content variation.
(2)	The point of reference for the mineral resources are in place and are current as of December 31, 2024. Mineral resources are reported exclusive of mineral reserves. Wood is responsible for the estimate.
(3)	Mineral resources are constrained within an optimized pit shell based on copper and molybdenum revenues only. The following parameters were used in estimation: assumed open-pit mining methods; assumed concentration and dump leaching processes; copper price of $3.80/lb, molybdenum price of $11.50/lb; marginal NSR cut-off values of $9.80/t-processed for concentration material (approximately equivalent to 0.146% Cu), and $1.91/t-processed for leach material (approximately equivalent to 0.135% Cu); variable metallurgical recoveries (average recoveries of 87.5% for copper by concentration, 68.3% for molybdenum by concentration, and 17.0% for copper by leaching); average copper recoveries of 97.1% for smelting and 99.9% for refining; average mining cost of $2.11/t-mined; average process costs of $9.80/t-processed for concentration material, and $1.91/t for leach material; average smelting and refining cost of $0.16/lb Cu; selling costs of $0.001/lb Cu for concentration process, $1.83/lb Mo for concentration process, and $-0.005/lb Cu for leaching process; and 1% NSR royalty applied to Cu and Mo.
(4)	No estimates for molybdenum are reported for leachable material as this element cannot currently be recovered using the leach process envisaged.
(5)	Numbers in the table have been rounded. Totals may not sum due to rounding.
(6)	For further information on assumptions used in preparing the 2024 estimates and a detailed description of the cut-off grade determination, please refer to Chapter 11 of the Toquepala operations technical report summary prepared by qualified persons, under Exhibit 96.2 to this Form 10-K.
(7)	For further information on the assumptions used to prepare the 2023 estimates, please refer to the prior technical report summary, under Exhibit 96.2 to the 2022 Form 10-K.

Mineral reserves

The following table contains the summary of copper and molybdenum mineral reserves for Toquepala as of December 31, 2024, based on long-term price assumptions of $3.30 and $10.00 per pound, respectively. The metal prices were fixed over the remaining years of mine life:

	2024				2023
Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Proven mineral reserves (mill)	1,184.8	0.57%	88.5%	14,987.0	—	—%	—%	—	100.0%
Proven mineral reserves (leach)	2,107.1	0.16%	5.7%	7,297.8	—	—%	—	—	100.0%
Probable mineral reserves (mill)	583.9	0.47%	88.5%	5,992.0	2,105.0	0.47%	88.2%	21,708.4	(72.4)%
Probable mineral reserves (leach)	502.8	0.20%	13.3%	2,242.5	2,545.4	0.15%	8.0%	8,691.7	(74.2)%
Total mineral reserves	4,378.7	0.32%		30,519.3	4,650.4	0.30%		30,400.1	0.4%

Molybdenum	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Proven mineral reserves	1,184.8	0.040%	70.4%	1,032.5	—	—%	—%	—	100.0%
Probable mineral reserves	583.9	0.021%	70.4%	275.5	2,105.0	0.021%	68.1%	996.7	(72.4)%
Total mineral reserves	1,768.8	0.034%		1,307.9	2,105.0	0.021%		996.7	31.2%

(1)	Mineral reserves are current as of December 31, 2024. Wood is responsible for the estimates.
(2)	The point of reference is the point at which the mineral reserves are delivered to the processing facility. Mineral reserves are constrained within an engineered pit based on copper and molybdenum revenues only. The following parameters were used in estimation: assumed open-pit mining methods; assumed concentration and dump leaching processes; copper price of $3.30/lb, molybdenum price of $10.00/lb; marginal NSR cut-off values of $11.10–$11.37/t-processed for concentration material (approximately equivalent to 0.184%–0.188% Cu), and $1.95–$2.22/t-processed for leach material (approximately equivalent to 0.168%–0.191% Cu); mining recovery and dilution are accounted for and generally offset each other; additional ore loss was considered on isolated blocks; variable metallurgical recoveries (average LOM recoveries of 88.5% for copper by concentration, 70.4% for molybdenum by concentration, and 13.3% for copper by leaching); average copper recoveries of 97.1% for smelting and 99.9% for refining; variable mining costs of $2.65–$4.11/t-mined; average process costs of $11.26/t-processed for concentration material, and $2.11/t for leach material; average smelting and refining cost of $0.21/lb Cu; selling costs of $0.001/lb Cu for concentration process, $1.83/lb Mo for concentration process, and $-0.005/lb Cu for leaching process; and 1% NSR royalty applied to Cu and Mo.
(3)	The point of reference for the leach in process mineral reserves is in place on the leach dumps therefore no cut-off applies. The 4.3% copper recovery of leach in process material includes an allowance of 60% of leachable material that will be exposed to irrigation on the leach dumps and will be processed by SX/EW.
(4)	The copper grade in the leach in process represents the estimated remaining grade of material that has been loaded on the leach dumps and material that has been under leach for a period of time.
(5)	No estimates for molybdenum are reported for leach material as this element cannot currently be recovered using the leach process envisaged.
(6)	Numbers in the table have been rounded. Totals may not sum due to rounding.
(7)	For further information on assumptions used in preparing the 2024 estimates and a detailed description of the cut-off grade determination, please refer to Chapter 12 of the Toquepala operations technical report summary prepared by qualified persons, under Exhibit 96.2 to this Form 10-K.
(8)	For further information on the assumptions used to prepare the 2023 estimates, please refer to the prior technical report summary, under Exhibit 96.2 to the 2022 Form 10-K.

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

Smelter

Our Ilo smelter produces copper anodes for the refinery we operate as part of the same facility. When the copper produced by the smelter exceeds the refinery’s capacity, the excess is sold to other refineries around the world. In 2007, we completed a major modernization of the smelter. The nominal installed capacity of the smelter is 1,376,050 tonnes of copper concentrate per year. Copper concentrates from Toquepala and Cuajone are transported by railroad to the smelter, where they are smelted using an ISASMELT furnace, converters and anode furnaces to produce copper anodes with 99.7% copper.

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

The smelter also has two oxygen plants. Plant No. 1, which has a production capacity of 272 tonnes per day, and Plant No.2, with a capacity of 1,045 tonnes per day. This facility also has auxiliary plants (sea water intake and two desalinization plants).

The table below contains production information for 2024, 2023 and 2022 for our Ilo smelter plant:

					Variance 2024 -
					2023
Smelter		2024	2023	2022	Volume	%
Concentrate smelted	(kt)	1,230.9	1,292.9	1,242.0	(62.0)	(4.8)%
Average copper recovery	(%)	97.1	97.1	96.3	—	—%
Anode production	(kt)	359.4	362.9	350.8	(3.5)	(1.0)%
Average anode grade	(%)	99.78	99.78	99.78	—	—%
Blister production	kt	1.5	1.9	2.1	(0.4)	(20.1)%
Average blister grade	(%)	99.24	99.28	99.18	(0.04)	(0.04)%
Sulfuric acid produced	(kt)	1,185.0	1,286.8	1,210.2	(101.8)	(7.9)%

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

The table below contains production information for 2024, 2023 and 2022 for our Ilo refinery and precious metals plants:

					Variance 2024 -
					2023
Refinery		2024	2023	2022	Volume	%
Cathodes produced	(kt)	287.9	289.7	289.7	(1.8)	(0.6)%
Average copper grade	(%)	99.998	99.999	99.999	(0.001)	—%
Refined silver produced	(000 Kg)	126.6	109.7	116.4	16.9	15.4%
Refined gold produced	(kg)	210.3	223.1	185.8	(12.8)	(5.7)%
Commercial grade selenium produced	(tons)	52.8	50.0	56.9	2.8	5.6%

Key: kt = thousand tonnes

In addition to the processing facilities, the refinery has a production control section, a laboratory that provides sample analysis throughout the Company, a maintenance department, a desalinization plant and other support facilities.

The industrial railroad’s main equipment includes locomotives of different types and rolling stock with different types of cars and capacities. The track runs in a single 214 kilometer standard gauge line and supports a 30-ton axle load. The total length of the track system is around 257 kilometers including main yards and sidings. The infrastructure includes 27 kilometers of track under tunnels and one concrete bridge. The industrial railroad includes a car repair shop which is responsible for maintaining and repairing the car fleet. Annual transported tonnage is approximately 5.7 million tonnes.

PERUVIAN PROJECTS

Tia Maria Project

The Tia Maria Project is in the Districts of Cocachacra, Mejia and Deán Valdivia, Province of Islay, and Arequipa Region. The Project is located 118 km from Moquegua, 125 km from Arequipa, 120 km from the District of Ilo, and 980 km from Lima. The Project centroid is at approximately 17º 00’ 21.06” S and 71º 49’ 44.94” W. The mine gate will be situated at Pampa Cachendo. Mine access will be from the Pan-American Highway, diverting off the highway to the Project access road at km 1027–1028, between Arequipa and Moquegua, approximately 17 km before the town of El Fiscal.

The Project covers an area of 34,789.63 hectares in 55 concessions. We have easement agreements in place that cover the proposed powerline route and the planned water pipeline that will run from the envisaged desalination plant to the mine. Additionally, the project currently holds no water rights and the mine plan assumes that water for process operations will be sourced from a desalination plant. The project envisions a 120,000 ton annual SX-EW plant and the mine plans assume conventional open pit mining methods from the La Tapada and Tia Maria deposits.

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

Mineral resources

The following table contains the summary of copper mineral resources for the La Tapada and Tia Maria deposits as of December 31, 2024, based on long-term price assumptions of $3.80 per pound, fixed over the 20 year mine life:

La Tapada	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Indicated mineral resources	90.4	0.21%	69%	420.3
Measured + Indicated mineral resources	90.4	0.21%	69%	420.3
Inferred mineral resources	1.6	0.18%	69%	6.4

Tia Maria	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Indicated mineral resources	35.5	0.17%	65%	135.2
Measured + Indicated mineral resources	35.5	0.17%	65%	135.2
Inferred mineral resources	21.8	0.22%	65%	107.8

(1)	Mineral resources are reported in situ and are current as of December 31, 2024. Figures have been rounded.
(2)	Mineral resources are reported exclusive of mineral reserves.

(3)	The cut-off grade used for mineral resource estimation was 0.08% Cu. Mineral resources are constrained within a wireframe constructed at a 0.1% total copper cut-off grade.
(4)	Mineral resources are reported within a conceptual pit shell that uses the following input parameters: metal prices of $3.80/lb Cu; metallurgical recovery assumptions of 69% for La Tapada and 65% for Tia Maria; base mining costs of $1.40/t mined and incremental haul costs of $0.017/t mined; process operating costs of $3.78/t processed for La Tapada and $3.61/t processed for Tia María; general and administrative costs of $0.37/t processed; transport and freight costs of $0.04/lb Cu; an assumed copper cathode premium of $0.03/lb Cu, and a royalty payable of 1%. Average pit slope angles were used for the north and south geotechnical zones in each deposit, and ranged from 35º–39º.
(5)	No estimates for gold, silver, or molybdenum are reported for leachable material as these elements cannot currently be recovered using the leach process envisaged.
(6)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determinations, please refer to Chapter 11 of the Tia Maria project technical report summary prepared by qualified persons, under Exhibit 96.3 of Form 10-K/A filed on March 7, 2022.
(7)	Wood is a third-party firm; its mining experts were responsible for the estimate.
(8)	There were no changes with regard to the figures reported in 2021.

Mineral reserves

The following table contains the summary of copper mineral reserves for the La Tapada and Tia Maria deposits as of December 31, 2024, based on long-term price assumptions of $3.30 per pound, fixed over the estimated 20-year mine life:

La Tapada	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Proven mineral reserves	—	—%	—%	—
Probable mineral reserves	487.6	0.41%	69%	4,449.2
Total mineral reserves	487.6	0.41%	69%	4,449.2

Tia Maria	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Proven mineral reserves	—	—%	—%	—
Probable mineral reserves	223.8	0.29%	65%	1,412.5
Total mineral reserves	223.8	0.29%	65%	1,412.5

(1)	Mineral reserves are current as of December 31, 2024.
(2)	The reference point for the estimate is delivery to the process facility.
(3)	Four oxide stockpiles for material grading less than the run-of-mine cut-off but >0.08% Cu are planned, with two stockpile locations at each open pit.
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

(5)	For further information on assumptions used in preparing the estimates, including a detailed description on the cut-off determinations, please refer to Chapter 12 of the Tia Maria project technical report summary prepared by qualified persons, under Exhibit 96.3 of Form 10-K/A report filed on March 7, 2022.
(6)	Wood is a third-party firm; its mining experts were responsible for the estimate.
(7)	There were no changes with regard to the mineral reserves figures reported in 2021.

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

The project covers approximately 22,700 hectares in 31 concessions. Surface rights are currently being negotiated. The area where surface rights are required is within the Tiaparo and Tapairíhua rural community boundaries.

The property is currently under the exploration stage. We commenced exploration in the Los Chancas area in 1997. The initial Environmental Assessment of the Los Chancas Project was conducted in 2001 and updated in 2008. A semi-detailed environmental impact assessment was completed in 2010. Additionally, we completed baseline studies from 2012 through 2020 and have community initiatives in place in the project area of influence. In 2023 and 2024, we continued to roll out social and environmental improvement efforts in local communities. In 2025, we expect to restart the environmental impact assessment; conduct a diamond drilling campaign for 40,000 meters; and initiate hydrogeological and geotechnical studies to gather additional information on the characteristics of the Los Chancas deposit. Los Chancas envisions an open-pit mine with a combined operation of concentrator and SX-EW processes.

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

Mineral resources

The following table contains the summary of copper mineral resources for Los Chancas as of December 31, 2024, based on long-term price assumptions of $3.80 per pound, fixed over the long-term period of time that mineral resources are expected to be produced:

Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Oxide	98	0.45		972
Sulfide	52	0.59		676
Indicated mineral resources	150	0.50%	82-84%	1,648
Measured + Indicated mineral resources	150	0.50%	82-84%	1,648
Oxide	33	0.38		276
Sulfide	1,400	0.45		13,889
Inferred mineral resources	1,433	0.45%	82-84%	14,165

(1)	Mineral resources are reported in situ and are current as of December 31, 2024.
(2)	Mineral resources are reported within a conceptual pit shell that uses the following input parameters: metal prices of $3.80/lb Cu; metallurgical recoveries from copper leaching of 81.8% and from copper milling of 84.3%; base mining costs of $1.70/t; sustaining capital costs of $0.25/t processed; heap leach and electrowinning process operating costs of $4.29/t, mill process operating costs of $5.82/t, general and administrative costs of $1.06/t processed; and closure costs of $0.51/t processed. The marginal net smelter return cut-off values were $6.11/t for material amenable to heap leach methods and $7.64/t for material amenable to milling and flotation concentration.
(3)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Los Chancas project technical report summary prepared by qualified persons, under Exhibit 96.4 of Form 10-K/A filed by the Company on March 7, 2022.
(4)	Wood is a third-party firm; its mining experts were responsible for the estimate.
(5)	There were no changes with regard to the mineral resource figures reported in 2021.

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

The Michiquillay Project consists of 18 mining concessions with a total area of 4,051.4 hectares. The Michiquillay deposit is located on lands of the Michiquillay Rural Community and the Encañada Rural Community. We have signed surface land use agreements with both communities which allow us to conduct exploration activities. Permits for the use of water for exploration purposes are currently being processed by the National Water Authority and the Marañon Local Authority. Exploration activities are carried out with all the permits and authorizations required by Peruvian regulations.

The property is currently under the exploration stage. Previous work in the project was conducted by Northern Peru Mining Company, American Smelting and Refining Company, later Asarco LLC, Minero Peru S.A., and various Anglo American subsidiaries. In June 2018, Southern Copper purchased the project from Activos Mineros S.A.C. for a total purchase price of $400 million and made an initial payment of $12.5 million. In June 2021, we paid an additional $12.5 million to acquire the project. The remaining balance of $375 million will be paid if we decide to develop the project. In 2021, we signed Social Agreements with the Michiquillay and La Encañada communities. Additionally, on October 1, 2021 the Peruvian Ministry of Energy and Mines approved the semi-detailed Environmental Impact Study for the project. In the fourth quarter of 2022, the Company informed MINEM that it had begun exploration activities and initiated an assessment of existing mineral resources at depth. In 2022, we drilled 1,585 meters. As of December 31,

2024, we had drilled 140,130 meters and obtained 45,762 core samples for chemical analysis. Geological modeling, cross section interpretation, and drilling logging are currently underway. For 2025, the Company expects to drill 10,000 meters and complete the 148,000-meter diamond drilling program to update the geological modeling and resource evaluation. We have also initiated hydrological, hydrogeological and geo-metallurgical studies; the geotechnical study for the project is scheduled to begin shortly.

Geology

The Michiquillay deposit is considered to be an example of a porphyry copper–molybdenum–gold deposit. The project is located within a northwest–southeast-oriented metallogenetic corridor of the Andes, that hosts several porphyry copper deposits in the Cajamarca region. Those deposits are characterized by the presence of calc-alkaline magmatic rocks that intrude folded and faulted sedimentary rock formations. Mineralization is zoned vertically, with oxidation zones, supergene mineralization and zones with primary copper mineralization.

The copper porphyry mineralization is related to the intrusion of a feldspathic porphyry, whose emplacement is controlled by a regional-scale faulting, which due to the strike change originated a series of structural weakness zones, evidenced by the presence of pre-mineral west–northwest to northwest striking brittle–ductile fault zones. The porphyry intrusions appear to be controlled by intense, concentrated extension on releasing bends, splays, overlaps in dextral fault segments and on the margins of brittle fault zones with development of multiple extensional phases in stockworks, synthetic/antithetic extensional faults and extensional duplexes.

Mineral resources

The following table contains the summary of copper mineral resources for Michiquillay as of December 31, 2024, based on long-term price assumptions of $3.80 per pound, fixed over long-term period that would be expected to be required to produce the mineral resources:

Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Indicated mineral resources	—	—%	—%	—
Measured + Indicated mineral resources	—	—%	—%	—
Inferred mineral resources	2,287.9	0.43%	85%	21,554.8

(1)	Mineral resources are reported in situ and are current as of December 31, 2024.
(2)	Mineral resources are reported within a conceptual pit shell that uses the following input parameters: metal prices of $3.80/lb Cu; copper metallurgical recovery assumptions of 85.4%; base mining costs of $1.70/t; mill process operating costs of $5.82/t, general and administrative costs of $1.12/t; variable pit slope angles that vary from 34–38º; 3% NSR royalty payable to Activos Mineros Mineral resources are reported above a cut-off grade of 0.1% Cu.
(3)	Wood chose a cut-off grade of 0.1% Cu to report mineral resource estimates as based on the above assumptions it provides reasonable prospects of economic extraction.
(4)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Michiquillay project technical report summary prepared by qualified persons, under Exhibit 96.5 of Form 10-K/A filed by the Company on March 7, 2022.
(5)	Wood is a third-party firm; its mining experts were responsible for the estimate.
(6)	There were no changes with regard to the mineral resource figures reported in 2021.

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

The map below indicates the approximate location of, and access to, our Mexican open-pit mine complexes and our processing facilities:

Tucson
Benson
Tombstone
EEUU
MEXICO
Nogales
Nogales
Agua Prieta
BUENAVISTA MINE
Cananea
LA CARIDAD MINE
Caborca
Imuris
Bacoachi
Santa Ana
Nacozari de García
CHIHUAHUA
SONORA
Moctezuma
Ures
Mazocahui
Hermosillo
N

UNITED STATES OF AMERICA
LEGEND
110°
100°
BUENAVISTA MINE
MINES
INTERNATIONAL BORDER
LA CARIDAD MINE
STATE LIMIT
Hermosillo
CAPITAL CITY
Chihuahua
Gulf of California
26°
26°
Pacific Ocean
Gulf of México
México City
N
16°
16°
0 100 200 Kms
110°
100°

MAP SHOWING LOCATION AND ACCESS TO LA CARIDAD AND BUENAVISTA DEL COBRE FACILITIES	Date: January, 2025
	Graphic Scale

We have ongoing maintenance and improvement programs to ensure the satisfactory performance of our equipment. We believe all our Mexican open-pit segment equipment is in good physical condition and suitable for our operations.

Buenavista

The Buenavista mining unit operates an open-pit porphyry copper mine, three concentrators and three SX-EW plants. It is located within the Cananea mining district in the north-central part of the State of Sonora, Mexico. The property is located about 222 kilometers northeast of the city of Hermosillo, Sonora and 150 kilometers southeast of the city of Tucson, Arizona. The geographical location of the Cananea mining district is between latitudes 30° 42’ and 31° 16’ north, and longitude meridians 109° 51’ and 110° 33’ west. The Cananea mining district is located at an altitude between 1,600 and 2,485 meters (m) above mean sea level. The property covers an area of 89,220.5 hectares of mining concessions for exploitation activities. The elevation of the mine is of the order of 1,604 meters above mean sea level. Buenavista also has 4.485.5 hectares of exploration concessions in the State of Chihuahua, Mexico, thus totaling 93,706 hectares in concessions from the Mexican government.

The Buenavista del Cobre deposit contains two areas, one related to copper mineralization (“BVC”) and other to zinc mineralization (“BVZ”). The BVZ pit area lies within the larger BVC pit. Buenavista is connected by paved highways to the border city of Agua Prieta to the northeast, to the town of Nacozari in the southeast and to the town of Imuris to the west. Buenavista is also connected by railway to Agua Prieta and Nogales. A municipal airport is located approximately 20 kilometers to the northeast of Buenavista. All required fixed and permanent infrastructure of power, pipelines and primary roadways, and Project access are established. Drainage, water controls and mine access roads are established for current operations and will be expanded and continued as the pit progresses through its planned life of operations.

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

The original concentrator currently has a nominal milling capacity of 82,000 tonnes per day. The second concentrator began operations in 2016 and currently has a nominal milling capacity of 115,000 tonnes per day. The SX-EW facilities have a cathode production capacity of 174,470 tonnes per year. The Buenavista ore body is considered one of the world’s largest porphyry copper deposits. Buenavista is the oldest continuously operated copper mine in North America, with operations dating back to 1899. High grade ore deposits in the district were mined exclusively using underground methods. The Anaconda Company acquired the property in 1917. In the early 1940s, Anaconda started developing the first open-pit in Buenavista. In 1990, through a public auction procedure, Minera Mexico acquired 100% of the Buenavista mining assets for $475 million. Buenavista is currently applying conventional open-pit mining methods to extract copper ore for further processing in the concentrator. Additionally, we have built a new zinc concentrator plant, which increased milling capacity and allows us to recover zinc, along with copper contents. Ramping up of the plant began in the first quarter of 2024 after technical adjustments to the concentrator.

The following table contains production information for 2024, 2023 and 2022 for Buenavista:

					2024 - 2023
					Variance
		2024	2023	2022	Volume	%
Mine annual operating days		366	365	365
Mine:
Total ore mined	(kt)	77,379	72,896	74,180	4,483	6.1%
Copper grade	(%)	0.520	0.525	0.528	(0.005)	(1.0)%
Leach material mined	(kt)	126,675	121,124	122,630	5,551	4.6%
Leach material grade	(%)	0.248	0.223	0.21	0.025	11.2%
Stripping ratio	(x)	0.64	0.66	0.72	(0.02)	(3.0)%
Total material mined	(kt)	335,904	322,142	337,727	13,762	4.3%
Concentrator:
Total material milled	(kt)	77,493	72,609	74,121	4,884	6.7%
Copper recovery	(%)	86.63	86.36	86.57	0.27	0.3%
Copper concentrate	(kt)	1,554.3	1,455.6	1,482.3	98.7	6.8%
Copper in concentrate	(kt)	349.0	329.0	339.0	20.0	6.1%
Copper concentrate average grade	(%)	22.45	22.60	22.87	(0.2)	(0.7)%
SX‑EW plant
Estimated leach recovery	(%)	70.00	70.00	67.00	—	—%
SX‑EW cathode production	(kt)	84.0	87.6	93.3	(3.6)	(4.1)%
Zinc
Zinc grade	(%)	2.15	—	—	2.15	100.0%
Zinc recovery	(%)	81.05	—	—	81.05	100.0%
Zinc concentrate	(kt)	132.7	—	—	132.7	100.0%
Zinc concentrate average grade	(%)	48.24	—	—	48.24	100.0%
Zinc in concentrate	(kt)	64.0	—	—	64.0	100.0%
Molybdenum
Molybdenum grade	(%)	0.011	0.011	0.01	—	—%
Molybdenum recovery	(%)	71.57	70.84	70.46	0.73	1.0%
Molybdenum concentrate	(kt)	11.42	10.49	10.48	0.93	8.9%
Molybdenum concentrate average grade	(%)	51.58	51.57	51.24	0.01	0.0%
Molybdenum in concentrate	(kt)	5.89	5.41	5.37	0.48	8.9%

Key: kt = thousand tonnes

x = Stripping ratio obtained dividing waste by leachable material plus ore mined.

The copper, zinc and molybdenum grade are total grade.

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

The intrusions of diorite, granodiorite and quartz monzonite formed after the emplacement of the Mesa Formation. In the final stage of intrusive activity, diabase dikes intruded faults and fractures with a NW-SE trend. Pipe-like breccias formed as late-stage products of the quartz-monzonite porphyries. During the Cenozoic, alluvian and fluvial sediments were deposited as erosion of the Cananea Mountains occurred. Exhumation of the upper part of the Cananea mining district porphyry system resulted in the formation of a supergene enrichment and an oxidation overburden overlying the porphyry system.

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

In the second concentrator, material with a copper grade above a cut-off grade of approximately 0.30% is sent to a three-phase milling circuit, where the ore size is reduced to approximately one-half inch. The ore is then sent to a circuit of six ball mills, which grind it to the consistency of fine powder. The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings. Recovered copper, with the consistency of froth, is filtered and dried to produce copper concentrates with an average copper content of approximately 24%. Concentrates are then sent by trucks or by railroad to the La Caridad smelter or to the Guaymas port, at Sonora, for export.

The current cut-off grade assumptions used on site for both concentrator 1 and 2 and material assigned for leach is recommended to be reassessed. The mineral reserves reported for Buenavista have been estimated by determining economic value of each block containing mineral resource. This takes into account the potential revenue of the block whether it is processed in a concentrator or on the leach pad along with the downstream selling costs. The approximate cut-off grade for the concentrators is estimated to be 0.11% copper and the approximate cut-off grade for the leachable material is estimated to be 0.05% copper. The approximate cut-off grade for the zinc concentrator is estimated to be 0.22% copper equivalent.

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

In July 2020, the OMNI 505 radar began operating. In 2021, we acquired two pieces of equipment for additional monitoring and began developing a geotechnical study for the mine with the support of a specialized consulting firm. The results of the study concluded in 2022 and included recommendations for updates to the bench design which have been incorporated in the current estimation of Mineral Reserves. These recommendations should be reviewed for potential updates to the ultimate pit design.

A third IBIS ArcSAR radar is currently operating, which has increased monitoring coverage in the development of the new slopes of Increments 12, 16 and BVZ. At the end of 2023, with the appropriate infrastructure and trained personnel, 24/7 slope monitoring began. Our main objective is to process information from radars and total stations to facilitate early detection of any unstable area that may pose safety risks to personnel. In 2024, the SSR 160 radar ceased operations due to a lack of spare parts and support for new software versions. This year, a terrestrial scanner was acquired to collect geotechnical data from the bank faces to update the geotechnical model.

In 2022, we continued with the diamond exploration and reverse circulation programs for the quantification and certification of resources and reserves, considering the limits of the final slope design (LOM). During this period, a total of 27,106 linear meters were developed distributed in a total of 38 diamond exploration holes. 10,288 tested samples for 18 chemical elements were generated and 1,570 samples related to QA/QC analysis (control samples) were included. We also drilled 4,332 meters of exploration with reverse circulation that were distributed into 45 holes for short-term planning. All exploration information contains lithological descriptions, geomechanical data, QA/QC data, orientations, densities and final coordinates.

In 2023, we continued to roll out diamond exploration and reverse circulation programs for the quantification and certification of resources and reserves, considering the limits of the updated final slope design. Over the year, a total of 12,661 linear meters were developed distributed in a total of 16 diamond exploration holes. 6,144 tested samples for 18 chemical elements were generated and a total of 852 samples related to QA/QC analysis (control samples) were included. In the short-term exploration segment, we drilled 5,689 meters of exploration with reverse circulation distributed in 46 holes. All the exploration information contains lithological descriptions, geomechanical data, QA/QC data, orientations, densities and final coordinates.

In 2024, a total of 26,599 linear meters were drilled through 35 diamond exploration holes. 8,578 samples were analyzed for 18 chemical elements in a certified laboratory, while 1,635 samples were analyzed for QA/QC control (control samples). In the short-term exploration segment, 6,246 meters were drilled with reverse circulation, distributed in 44 holes. 2,252 samples were subsequently analyzed in our internal laboratories and included 173 samples for QA/QC control. All exploration information contains lithological descriptions, geotechnical data, QA/QC data, orientations, densities and final coordinates.

From 2020 to the end of 2024, a total of 132,412 meters were drilled, distributed in 299 holes, at depths varying from 220 to 1,279 meters. The number of samples analyzed in certified chemical laboratories with QA/QC controls totaled 45,666 (standards, fine-coarse blanks, fine-coarse duplicates and twins). Additionally, information was obtained for 1,660 orientation data points and 28,785 densities.

Mineral resources

The following table contains the summary of copper, molybdenum and zinc mineral resources exclusive of mineral reserves for Buenavista as of December 31, 2024, based on long-term price assumptions of $3.80, $11.50 and $1.32 per pound, respectively:

	2024
Copper plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)	Variation Copper	Variation Molybdenum	Variation Zinc
Measured mineral resources	—	—%	—%	—%	—	—	—	—	—	—
Indicated mineral resources	627	0.38%	0.008%	0.04%	5,243	111	553	(7.4)%	24.2%	(53.2)%
Measured + Indicated mineral resources	627	0.38%	0.008%	0.04%	5,243	111	553	(7.4)%	24.2%	(53.2)%
Inferred mineral resources	7,848	0.34%	0.008%	0.04%	58,478	1,384	6,747	3.3%	28.1%	(16.6)%

Zinc plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—%	—%	—%	—	—	—	—	—	—
Indicated mineral resources	203	0.44%	0.004%	0.37%	1,985	18	1,646	27.1%	231.6%	(31.9)%
Measured + Indicated mineral resources	203	0.44%	0.004%	0.37%	1,985	18	1,646	27.1%	231.6%	(31.9)%
Inferred mineral resources	705	0.37%	0.009%	0.18%	5,809	140	2,858	316.7%	2013.6%	74.5%

Leach plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—	—%	—%	—	—	—	—	—	—
Indicated mineral resources	53	0.33%	—%	—%	377	—	—	92.2%	—	—
Measured + Indicated mineral resources	53	0.33%	—%	—%	377	—	—	92.2%	—	—
Inferred mineral resources	373	0.18%	—%	—%	1,457	—	—	(82.9)%	—	—

	2023
Copper plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—%	—%	—%	—	—	—
Indicated mineral resources	764	0.34%	0.005%	0.07%	5,664	89	1,182
Measured + Indicated mineral resources	764	0.34%	0.005%	0.07%	5,664	89	1,182
Inferred mineral resources	13,015	0.21%	0.004%	0.03%	56,584	1,080	8,089

Zinc plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—%	—%	—%	—	—	—
Indicated mineral resources	148	0.46%	0.002%	0.78%	1,562	5	2,416
Measured + Indicated mineral resources	148	0.46%	0.002%	0.78%	1,562	5	2,416
Inferred mineral resources	143	0.43%	0.003%	0.49%	1,394	7	1,638

Leach plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—	—%	—%	—	—	—
Indicated mineral resources	77	0.13%	—%	—%	196	—	—
Measured + Indicated mineral resources	77	0.13%	—%	—%	196	—	—
Inferred mineral resources	2,831	0.14%	—%	—%	8,518	—	—

(1)	Mineral resources are reported in situ and are current as of December 31, 2024.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Mineral recovery was based on a formula determined from historical averages. The average recovery for mineral resources was 81% for Cu, 70% for Mo and 74% for Zn
(4)	Cut-off grade: mineral resources are reported on break-even plant and leach profit basis. The estimate was constrained to the Resource pit based on a Cu price of $3.795/lb, Mo price of $11.50/lb and Zn price of $1.323/lb.
(5)	Material with a solubility index greater than 0.3 could be sent to the leach pad. If more than one process was profitable, then the process with the highest value was chosen.
(6)	For further information on assumptions used in preparing the 2024 estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Buenavista del Cobre technical report summary prepared by qualified persons, under Exhibit 96.6 to this Form 10-K. Assumptions for the 2023 estimates may be found in the prior technical report summary, under Exhibit 96.6 to the 2022 Form 10-K.

The variations registered for mineral resources from 2023 to 2024 were attributable to:

-	Changes in the geological block model.
-	Updates to the mineral reserve ultimate pit based on revised cut-off grades.

Mineral reserves

The following table contains the summary of copper, molybdenum and zinc mineral reserves for Buenavista as of December 31, 2024, based on long-term price assumptions of $3.30, $10.00 and $1.15 per pound, respectively:

	2024
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)	Variation Copper	Variation Molybdenum	Variation Zinc
Sulfide ROM Ore - Copper plant	2,117	0.41%	0.009%	—%	19,343	399	—	8.3%	25.1%	0.0%
Sulfide ROM Ore - Zinc plant	296	0.61%	—%	0.58%	3,964	—	3,758	390.0%	0.0%	31.8%
Sulfide ROM Ore Total	2,413	0.44%	—%	—%	23,307	399	3,758	24.8%	25.1%	31.8%
Leachable Ore	2,118	0.27%	—%	—%	12,389	—	—	150.4%	0.0%	0.0%

	2023
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Sulfide ROM Ore - Copper plant	1,961	0.41%	0.007%	—%	17,861	319	—
Sulfide ROM Ore - Zinc plant	91	0.40%	—%	1.42%	809	—	2,852
Sulfide ROM Ore Total	2,052	0.41%	—%	—%	18,670	319	2,852
Leachable Ore	1,033	0.22%	—%	—%	4,948	—	—

(1)	Mineral reserves are current as of December 31, 2024.
(2)	The reference point for the estimate is delivery to the process plant and leach pads.
(3)	Contained metal in mineral reserves in 2024 increased compared to 2023 after the geological interpretation and cut-off grade parameters were revised.
(4)	Mineral reserves are reported on an elevated cut-off grade for the first three years of the mine schedule and then on a break-even plant and leach profit basis for the remaining LOM schedule. The estimate was based on the long- range schedule, inclusive of processing costs and transport streams and based on a Cu price of $3.30/lb, Mo price of $10.00/lb and Zn price of $1.15/lb.
(5)	Ore with a solubility index greater than 0.3 could be sent to the leach pad. If more than one process was profitable, then the process with the highest value was chosen.
(6)	Mineral reserves are reported using a cut-off grade optimization strategy with elevated copper feed grade targets of 0.50% (2025), 0.48% (2026), 0.43% (2027) and 0.40% (2028+) based on a long-range schedule. The estimate was constrained to an ultimate pit design. The design was based on a Cu price of $3.30/lb and a Mo price of $10.00/lb.
(7)	The recoveries over the life of mine schedule were: mill: 81% for Cu, 70% for Mo and 74% for Zn, 45% for Cu in crushed leach and 52% for Cu in ROM Leach.
(8)	For further information on assumptions used in preparing the 2024 estimates, including a detailed description of the cut-off determination, please refer to Chapter 12 of the Buenavista operations technical report summary prepared by qualified persons, under Exhibit 96.6 to this Form 10-K. Assumptions for the 2023 estimates may be found in the prior technical report summary, under Exhibit 96.6 to the 2022 Form 10-K.

The variations registered for mineral reserves from 2023 to 2024 were attributable to a revised geological interpretation; modifications to the block model; and revised cut-off grade parameters.

La Caridad-Pilares Complex

The La Caridad-Pilares complex includes two open-pit mines, a concentrator, a smelter, a copper refinery, a precious metals refinery, a rod plant, a SX-EW plant, a lime plant and two sulfuric acid plants.

La Caridad mine and mill are located about 23 kilometers southeast of the town of Nacozari in northeastern Sonora at an average altitude of 1,500 meters above mean sea level. Nacozari is about 266 kilometers northeast of the Sonora state capital of Hermosillo and 125 kilometers south of the U.S.—Mexico border. The municipality of Nacozari de Garcia is located between 30°17’ and 30°20’ of north latitude and 109°32’ and 109°35’ of west longitude with regard to the Greenwich meridian. Limits of the mining unit using UTM coordinates are listed in the following table:

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

The mining claims held by La Caridad unit cover an area of about 103,821 hectares for exploration and exploitation activities. Surface rights are held by a combination of private ownership and agreements with local ejidos. Ejidos are agrarian land grants held by a group of people. The agreements allow for exploration and mining activities. The La Caridad-Pilares complex imports natural gas from the United States through its pipeline (between Douglas, Arizona and Nacozari, Sonora). The electrical power is supplied to site from the utility grid via 230 kV overhead transmission lines. The bulk of demand is supplied by MGE, a subsidiary of Grupo Mexico. The primary fresh water source is the La Angostura Dam located approximately 29 km to the northeast of the La Caridad mine.

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

The table below contains production information for 2024, 2023 and 2022 for the La Caridad-Pilares complex:

					Variance
					2024 - 2023
		2024	2023	2022	Volume	%
Mine annual operating days		366	365	365
Mine
Total ore mined	(kt)	34,634	34,886	34,099	(252)	(0.7)%
Copper grade	(%)	0.322	0.296	0.303	0.026	8.8%
Leach material mined	(kt)	19,333	15,099	30,113	4,234	28.0%
Leach material grade	(%)	0.211	0.250	0.201	(0.039)	(15.6)%
Stripping ratio	(x)	1.68	1.48	0.65	0.20	13.5%
Total material mined	(kt)	144,615	124,090	106,251	20,525	16.5%
Concentrator
Total material milled	(kt)	34,515	35,128	34,114	(613)	(1.7)%
Copper recovery	(%)	84.35	84.45	85.71	(0.10)	(0.1)%
Copper concentrate	(kt)	425.5	387.2	385.3	38.3	9.9%
Copper in concentrate	(kt)	93.7	87.8	88.5	5.9	6.7%
Copper concentrate average grade	(%)	22.03	22.68	22.97	(0.65)	(2.9)%
SX‑EW plant
Estimated leach recovery	(%)	35.70	34.97	34.46	0.73	2.1%
SX‑EW cathode production	(kt)	23.25	22.99	23.34	0.26	1.1%
Molybdenum
Molybdenum grade	(%)	0.035	0.039	0.034	(0.004)	(10.3)%
Molybdenum recovery	(%)	81.11	82.71	81.67	(1.60)	(1.9)%
Molybdenum concentrate	(kt)	18.2	21	17.8	(2.8)	(13.3)%
Molybdenum concentrate average grade	(%)	53.38	54.15	53.58	(0.77)	(1.4)%
Molybdenum in concentrate	(kt)	9.7	11.4	9.6	(1.7)	(14.9)%

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

SX-EW Plant

Approximately 1,018.3 million tonnes of leaching ore with an average grade of approximately 0.239% copper had been extracted from the La Caridad open-pit mine and deposited in leaching dumps as of December 31, 2024. All copper ore with a grade lower than the current mill cut-off grade 0.30%, but higher than 0.15% copper, is at present delivered to the leaching dumps. In 1995, we completed the construction of a SX-EW facility at La Caridad that has allowed us to process this ore and certain leach mineral reserves that were not mined; this has led to a subsequent reduction in our copper production costs. The SX-EW facility has an annual design capacity of 21,900 tonnes of copper cathodes. These cut-off grades need to be re-assessed as the mineral reserves stated were estimated utilizing an economic cut-off value.

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

In 2023, a second Geotechnical Engineer was hired for the Geotechnical Department. The Maptek XR3 scanner is being used to improve structural mapping and make recommendations to the Blasting Department. Weekly and monthly reports are generated based on the piezometers, which show the evolution of the water table levels and enable monitoring if slope drainage is required.

La Caridad pit and its surroundings are fully monitored by four radar systems and a specialized team, who is on 24/7 to notify operations if an alert is triggered. A drone equipped with a LiDAR sensor is used to conduct surveys to measure slope angles, inter-ramp areas, waste rock facilities, and leaching pads.

The quality of the rock mass and nearby geological structures are reported daily for scheduled blasts. Furthermore, a slope and bench cleaning program has been implemented to minimize the risk of rockfall as much as possible.

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources exclusive of mineral reserves for La Caridad as of December 31, 2024, based on long-term price assumptions of $3.80 and $11.50 per pound, respectively:

	2024
Leach process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Variation Copper	Variation Molybdenum
Measured mineral resources	5	0.07%	—%	7	—	—	—
Indicated mineral resources	113	0.07%	—%	162	—	(85.7)%	—
Measured + Indicated mineral resources	117	0.07%	—%	169	—	(85.0)%	—
Inferred mineral resources	342	0.08%	—%	611	—	(32.5)%	—

Mill process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Variation Copper	Variation Molybdenum
Measured mineral resources	89	0.15%	0.025%	295	51	—	—
Indicated mineral resources	2,136	0.14%	0.022%	6,676	1,027	(51.2)%	(57.65)%
Measured + Indicated mineral resources	2,224	0.14%	0.022%	6,971	1,077	(49.0)%	(55.56)%
Inferred mineral resources	5,315	0.13%	0.024%	14,764	2,807	65.6%	71.2%

	2023
Leach process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)
Measured mineral resources	—	—%	—%	—	—
Indicated mineral resources	683	0.08%	—%	1,129	—
Measured + Indicated mineral resources	683	0.08%	—%	1,129	—
Inferred mineral resources	526	0.08%	—%	905	—

Mill process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)
Measured mineral resources	—	—%	—%	—	—
Indicated mineral resources	3,928	0.16%	0.028%	13,681	2,424
Measured + Indicated mineral resources	3,928	0.16%	0.028%	13,681	2,424
Inferred mineral resources	2,973	0.14%	0.025%	8,913	1,639

(1)	Mineral resources are reported in situ and are current as of December 31, 2024.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Copper content in mineral resources in 2024 changed significantly from 2023 mainly due to the three reasons mentioned below.
(4)	Mineral resources are reported on break-even plant and leach profit basis. The estimate was constrained to the Resource pit based on a Cu price of $3.795/lb, Mo price of $11.50/lb.
(5)	Ore material with solubility index greater than 0.3 was considered routable to leach.
(6)	Recovery assumed based on 3-year averages of La Caridad 81% Cu and 87% Mo for mill and 44% Cu for heap leach.
(7)	For further information on assumptions used in preparing the 2024 estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the La Caridad and Pilares operations technical report summary prepared by qualified persons, under Exhibit 96.7 to this Form 10-K. Assumptions for the 2023 estimates may be found in the prior technical report summary, under Exhibit 96.7 to the 2022 Form 10-K.

The variations registered for mineral resources from 2023 to 2024 were attributable to:

-	The site has added 119,738 meters of samples in 416 drill holes, with widespread coverage across La Caridad and Bella Union zones since the last time the mineral resource estimate block model was updated.
-	The economics have been updated with new recovery calculations, updated costs and updated logic for the mill/leach categorizations.
-	Measured resources are declared for the first time for this deposit. The net impact of these changes is a change in classification from measured and indicated material to mineral reserves and an increase in the amount of inferred mill material.

Mineral reserves

The following table contains the summary of copper and molybdenum mineral reserves for La Caridad as of December 31, 2024, based on long-term price assumptions of $3.30 and $10.00 per pound, respectively.

	2024
Proven mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Variation Copper	Variation Molybdenum
Leach process	66	0.23%	—%	342	—	100.0%	100.0%
Mill process	272	0.28%	0.042%	1,697	251	100.0%	100.0%

	2024
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Variation Copper	Variation Molybdenum
Leach process	315	0.16%	—%	1,102	—	180.5%	—
Mill process	1,671	0.21%	0.036%	7,628	1,335	(19.0)%	7.3%

	2023
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)
Leach process	197	0.09%	—%	393	—
Mill process	2,039	0.21%	0.028%	9,415	1,244

(1)	Mineral reserves are current as of December 31, 2024.
(2)	The reference point for the estimate is the leach pad or concentrator.
(3)	Mineral reserves are reported using a cut-off grade optimization strategy. The estimate was constrained to an ultimate pit design limited to an approximate 60-year life to stay within current tailings capacity estimate. The design was based on a Cu price of $3.30/lb and a Mo price of $10.00/lb.
(4)	Ore material with solubility index greater than 0.3 was considered routable to leach.
(5)	Copper recovery for the mill process is 83% for Cu and 88% for Mo and recovery for the leach process is 46%.
(6)	Contained metal in mineral reserves in 2024 increased slightly compared to the 2023 estimate; this was mainly due to the implementation of a new geological model.
(7)	For further information on assumptions used in preparing the 2024 estimates, including a detailed description of the cut-off determination, please refer to Chapter 12 of the La Caridad and Pilares operations technical report summary prepared by qualified persons, under Exhibit 96.7 to this Form 10-K. Assumptions for the 2023 estimates may be found in the prior technical report summary, under Exhibit 96.7 to the 2022 Form 10-K.

The variations registered for mineral reserves from 2023 to 2024 were attributable to:

-	Generation of a new geological model, which incorporated recent drilling.
-	Change from a breakeven cutoff grade estimate to a cut-off grade optimization strategy.

Pilares

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

The local geology of the Pilares area consists of two main lithological packages, a volcanic sequence and a set of hypabyssal bodies that intrude the volcanic sequence. The volcanic sequence is comprised from the base to the top by the following units: andesitic flows from intercallations of Crystal Tuff, Tobaceous Sandstone, tuff-breccia (ignimbrite), basalt-andesite flows and Lapilli Tuffs. The Lapilli Tuff is composed of lapilli-sized volcanic fragments outcropping in the topographic highs and distributed in the central, southeastern and northeastern portion of the Pilares area. The Lapilli Tuff hosts the mineralized structure of the Pilares Breccia.

Slope stability

In 2024, a SSR827-XT radar was installed for slope monitoring. Pre-cutting equipment was acquired, and pre-cut drilling was performed on final slopes.

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources for Pilares as of December 31, 2024, based on long-term price assumptions of $3.80 and $11.50 per pound, respectively:

	2024
Leach process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Variation Copper	Variation Molybdenum
Measured mineral resources	—	—%	—%	—	—	—	—
Indicated mineral resources	0.03	0.16%	—%	0.1	—	100.0%	—
Measured + Indicated mineral resources	0.03	0.16%	—%	0.1	—	100.0%	—
Inferred mineral resources	0.01	0.09%	—%	0.02	—	(99.7)%	—

Mill process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Variation Copper	Variation Molybdenum
Measured mineral resources	—	—%	—%	—	—	—	—
Indicated mineral resources	30.1	0.55%	0.014%	364.2	9.3	100.0%	100.0%
Measured + Indicated mineral resources	30.1	0.55%	0.014%	364.2	9.3	100.0%	100.0%
Inferred mineral resources	3.4	0.46%	0.014%	34.4	1.1	(95.8)%	(85.1)%

		2023
Process	Classification	Amount (million tonnes)	Total copper	Copper oxide	Molybdenum grade	Contained copper (million pounds)	Contained molybdenum (million pounds)
Leach	Inferred	0.9	0.34%	0.09%	0.003%	6.8	—
Mill	Inferred	67.3	0.55%	0.04%	0.005%	817.3	7.4

(1)	Mineral resources are reported in situ and effective as of December 31, 2024. Mineral resources are reported exclusive of mineral reserves.
(2)	Recovery assumed based on 3-year averages of La Caridad 81% Cu and 87% Mo for mill and 44% Cu for heap leach.
(3)	Mineral resources are reported on break-even plant and leach profit basis. The estimate was constrained to the Resource pit based on a Cu price of $3.795/lb, Mo price of $11.50/lb.
(4)	Ore material with solubility index greater than 0.3 was considered routable to leach.
(5)	For further information on assumptions used in preparing the 2024 estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the La Caridad and Pilares project technical report summary prepared by qualified persons under Exhibit 96.7 of this Form 10-K.
(6)	For further information on assumptions used in preparing the 2023 estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Pilares project technical report summary prepared by qualified persons, under Exhibit 96.8 of Form 10-K/A filed by the Company on March 7, 2022.

Mineral reserves

The following table contains the summary of copper and molybdenum mineral reserves for Pilares as of December 31, 2024, based on long-term price assumptions of $3.30 and $10.00 per pound, respectively. This is the first time that mineral reserves are being stated for Pilares.

	2024
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)
Leach process	2.2	0.35%	—%	17	—
Mill process	22.6	0.80%	0.006%	399	3

(1)	Mineral reserves are current as of December 31, 2024.
(2)	The reference point for the estimate is the leach pad or concentrator.
(3)	Mineral reserves are reported using a cut-off grade optimization strategy. The estimate was constrained to an ultimate pit design limited to an approximate 60-year life. The design was based on a Cu price of $3.30/lb and a Mo price of $10.00/lb.
(4)	Ore material with solubility index greater than 0.3 was considered routable to leach.
(5)	Copper recovery for the mill process is 83% for Cu and 88% for Mo and recovery for the leach process is 46%.
(6)	For further information on assumptions used in preparing the 2024 estimates, including a detailed description of the cut-off determination, please refer to Chapter 12 of the La Caridad and Pilares operations technical report summary prepared by qualified persons, under Exhibit 96.7 to this Form 10-K.

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

Copper Rod Plant

A rod plant at the La Caridad-Pilares complex began operations in 1998 and reached its full annual operating capacity of 150,000 tonnes in 1999. The plant is producing eight-millimeter copper rods with a purity of 99.99%.

Effluent and Dust Treatment Plant

In 2012, we started operating a dust and effluent plant with a treatment capacity of 5,000 tonnes of smelter dusts per year, which will produce 1,500 tonnes of copper by-products and 2,500 tonnes of lead sulfates per year. This plant is designed to reduce dust emissions from La Caridad metallurgical complex.

The table below contains production information for 2024, 2023 and 2022 for the La Caridad processing facilities:

					Variance
					2024 - 2023
		2024	2023	2022	Volume	%
Smelter
Total copper concentrate smelted	(kt)	991.5	966.6	1,052.0	24.9	2.6%
Anode copper production	(kt)	252.5	265.3	287.1	(12.8)	(4.8)%
Average copper content in anode	(%)	99.46	99.38	99.43	0.08	0.1%
Average smelter recovery	(%)	95.20	96.70	96.80	(1.50)	(1.6)%
Sulfuric acid production	(kt)	996.0	948.5	1,001.3	47.5	5.0%
Refinery
Refined cathode production	(kt)	217.1	218.6	245.7	(1.5)	(0.7)%
Refined silver production	(000 kg)	246.6	230.1	266.5	16.5	7.2%
Refined gold production	(Kg)	890.4	948.1	1,096.4	(57.7)	(6.1)%
Rod Plant
Copper rod production	(kt)	152.8	154.3	156.4	(1.5)	(1.0)%

Key: kt = thousand tonnes

Kg = kilograms

MEXICAN PROJECTS

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

Mineral resources

The following table contains the summary of copper mineral resources exclusive of mineral reserves for El Pilar as of December 31, 2024, based on long-term price assumptions of $3.80 per pound:

	2024
Copper	Amount (million tonnes)	Total copper	Soluble copper	Contained copper (million pounds)
Measured mineral resources	2.2	0.20%	0.10%	9
Indicated mineral resources	81.3	0.18%	0.08%	317
Measured + Indicated mineral resources	83.4	0.18%	0.08%	326
Inferred mineral resources	88.6	0.12%	0.06%	234

(1)	Mineral resources are reported in situ and effective as of December 31, 2021 as reported in the Technical Report Summary dated February 28, 2022. Southern Copper has reported that minor activity by contractors at the site has not materially impacted the total Mineral Resource estimates that were reported as of December 31, 2021. Therefore, the estimates as of December 31, 2021 are deemed current as of December 31, 2024. The qualified person (“QP”) has not visited the site since August 2021 and cannot independently determine whether contractor activities have impacted Mineral Resources.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Metallurgical Recovery: Cu Recovery = 0.3349 x LN (Soluble Cu/Total Cu) + 0.7949
(4)	Cut-Off Grade: Calculated on break-even profit basis and constrained within the pit shell outlined using a Cu price of $3.795/lb.
(5)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the El Pilar project technical report summary prepared by qualified persons, under Exhibit 96.9 of Form 10-K/A for the fiscal year ended December 31, 2021, filed on March 7, 2022.
(6)	There were no changes in resources with regard to 2021’s figures. Technical Studies are underway.

Mineral reserves

The following table contains the summary of copper mineral reserves for El Pilar as of December 31, 2024, based on long-term price assumptions of $3.30 per pound:

	2024
Copper	ROM Ore (million tonnes)	Copper grade	Contained copper (thousand tonnes)	Contained copper (million pounds)
Proven mineral reserves	63	0.27%	168	370
Probable mineral reserves	254	0.25%	623	1,374
Total mineral reserves	317	0.25%	790	1,744

(1)	Mineral reserves are effective as of December 31, 2021 as reported in the Technical Report Summary dated February 28, 2022. Southern Copper has reported minor activity by contractors at the site since that time has not materially impacted the original Mineral Reserves estimates. Therefore, the estimates as of December 31, 2021 are deemed current as of December 31, 2024. The QP has not visited the site since August 2021 and cannot independently determine whether the contractor activities have impacted Mineral Reserves.
(2)	The reference point for the estimate is delivery to the leach pad.
(3)	The recovered copper estimate utilizes the following recovery formula: (Cu Rec % = 0.3349 x LN(Cu_Ratio) + 0.7949)
(4)	Cut-Off Grade: Measured and Indicated Blocks within the ultimate pit design with a value greater than or equal to zero were considered ore. The following “Value Equation” was used to calculate that value using a Cu price of $3.30/lb. Value / tonne = ($0.73 * Cu Recovery * Cu Grade) – ($0.15 * Cu Recovery * Cu Grade) - $0.57
(5)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 12 of the El Pilar project technical report summary prepared by qualified persons, under Exhibit 96.9 of the Company´s Form 10-K/A for the fiscal year ended December 31, 2021, filed on March 7, 2022.
(6)	There were no changes in reserves with regard to 2021’s figures. Technical Studies are underway.

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

Mineral resources

The following table contains the summary of mineral resources for El Arco as of December 31, 2024, based on long-term price assumptions of $3.80 and $10.35 per pound for copper and molybdenum, respectively, and fixed over the 35-year expected mine life.

	2024
Mill plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Gold grade (g/t)	Silver grade (g/t)	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained gold (million ounces)	Contained silver (million ounces)
Measured mineral resources	—	—%	—%	—	—	—	—	—	—
Indicated mineral resources	826.6	0.41%	0.008%	0.12	1.6	7,544.9	146.5	3.23	41.88
Measured + Indicated mineral resources	826.6	0.41%	0.008%	0.12	1.6	7,544.9	146.5	3.23	41.88
Inferred mineral resources	2,344.9	0.37%	0.006%	0.11	1.5	19,352.3	298.2	8.05	110.89

Leach plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Gold grade (g/t)	Silver grade (g/t)	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained gold (million ounces)	Contained silver (million ounces)
Measured mineral resources	—	—%	—%	—	—	—	—	—	—
Indicated mineral resources	51.3	0.30%	—%	—	—	335.3	—	—	—
Measured + Indicated mineral resources	51.3	0.30%	—%	—	—	335.3	—	—	—
Inferred mineral resources	63.8	0.25%	—%	—	—	350.9	—	—	—

(1)	Mineral resources are reported in situ and are current as at December 31, 2024.
(2)	Mineral resources are reported exclusive of mineral reserves. Mineral resources that are not mineral reserves have no demonstrated economic viability.
(3)	Mineral resources are reported within a conceptual pit shell that is based on copper and molybdenum values only. The pit shell uses the following input parameters: metal prices of $3.80/lb Cu and $10.35/lb Mo; variable net smelter return cut-offs; mining recovery of 100%; metallurgical recoveries of 86% Cu, and 55% Mo for material sent to the mill facility, and recovery of 80% Cu (Total copper) for material sent to the heap leach pad; total mining costs (base, incremental and sustaining) of $1.206/t mined; total mill process costs (base, sustaining, tailings, G&A and molybdenum plant) of $7.80/t milled; total leaching costs (operating and SX-EW) of $1.60/t leached; miscellaneous costs (closure, payments) of $0.10/t processed; copper refining cost of $0.09/lb, copper smelting cost of $90/t concentrate; copper transport costs of $107.69/t concentrate; molybdenum transport costs of $73.67/t concentrate; and molybdenum refining/treatment cost of 12.50% (of molybdenum price). Mineral resources are constrained within a wireframe constructed at a 0.1% total copper cut-off grade.
(4)	Gold and silver are not used in the pit optimization. The gold and silver metallurgical recoveries for material that will be sent to the mill facility are forecast at 55.7% Au, and 50.2% Ag, respectively. Molybdenum, gold and silver are not expected to be recovered from the leach process.
(5)	Mineral resources are constrained within a wireframe constructed at a 0.1% total copper cut-off grade.
(6)	For further information on assumptions used in preparing the estimates, please refer to Chapter 11 of the El Arco project technical report summary prepared by qualified persons, under Exhibit 96.10 of the Company´s Form 10-K/A for the fiscal year ended December 31, 2021, filed on March 7, 2022.
(7)	There were no changes in mineral resources with regard to the figures reported in 2021.

Mineral reserves

The following table contains the summary of copper mineral reserves for El Arco as of December 31, 2024, based on long-term price assumptions of $3.30 and $9.00 per pound for copper and molybdenum, respectively, and were fixed over the 35 year expected mine life.

	2024
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Gold grade (g/t)	Silver grade (g/t)	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained gold (million ounces)	Contained silver (million ounces)
Sulfide mill	1,229.5	0.40%	0.006%	0.14	1.8	10,822	166.7	5.6	70.5
Oxide leach	140.5	0.27%	—%	—	—	846	—	—	—

(1)	Mineral reserves are current as of December 31, 2024.
(2)	The reference point for the estimate is the point of delivery to the processing facility.
(3)	Mineral reserves are constrained within an optimized pit shell based on copper and molybdenum only.
(4)	The following parameters were used in estimation: assumption of open pit mining methods; assumption of heap leach and concentrate processing; copper price of $3.30/lb, molybdenum price of $9.00/lb; variable net smelter return cut-offs; mining recovery of 100%; metallurgical recoveries of 86% Cu, and 55% Mo for material sent to the mill facility, and recovery of 80% Cu (Total copper) for material sent to the heap leach pad; total mining costs (base, incremental and sustaining) of $1.206/t mined; total mill process costs (base, sustaining, tailings, G&A and molybdenum plant) of $7.80/t milled; total leaching costs (operating and SX-EW) of $1.60/t leached; miscellaneous costs (closure, payments) of $0.10/t processed; copper refining cost of $0.09/lb; copper smelting cost of $90/t concentrate; copper transport costs of $107.69/t concentrate; molybdenum transport costs of $73.67/t concentrate; and molybdenum refining/treatment cost of 12.50% (of molybdenum price).
(5)	Gold and silver are not used in the pit optimization. The gold and silver metallurgical recoveries for material that will be sent to the mill facility are forecast at 55.7% Au, and 50.2% Ag, respectively. Molybdenum, gold and silver are not expected to be recovered from the leach process.
(6)	For the leaching process, the internal copper cut-off was 0.049% while the breakeven copper cut-off was 0.057%.
(7)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 12 of the El Arco operations technical report summary prepared by qualified persons, under Exhibit 96.10 of the Company´s Form 10-K/A for the fiscal year ended December 31, 2021, filed on March 7, 2022.
(8)	There were no changes in mineral reserves with regard to the figures reported in 2021.

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

The table below contains production information for 2024, 2023 and 2022 for our Mexican IMMSA unit:

					Variance
					2024 - 2023
		2024	2023	2022	Volume	%
Average annual operating days(*)		300	301	307
Total material mined and milled	(kt)	4,433	4,346	4,100	87	2.0%
Zinc:
Average ore grade	(%)	1.85	1.88	1.79	(0.03)	(1.6)%
Average recovery	(%)	80.28	80.22	81.62	0.06	0.1%
Concentrate produced	(kt)	130.7	132.0	124.0	(1.3)	(1.0)%
Concentrate average grade	(%)	50.29	49.64	48.38	0.65	1.3%
Zinc in concentrate	(kt)	65.7	65.5	60.0	0.2	0.3%
Lead:
Average ore grade	(%)	0.69	0.63	0.58	0.06	9.5%
Average recovery	(%)	68.92	68.78	69.49	0.14	0.2%
Concentrate produced	(kt)	37.2	33.6	32.5	3.6	10.7%
Concentrate average grade	(%)	56.63	55.71	51.00	0.92	1.7%
Lead in concentrate	(kt)	21.1	18.7	16.6	2.4	12.8%
Copper:
Average ore grade	(%)	0.38	0.38	0.39	—	—%
Average recovery	(%)	58.49	57.52	56.71	0.97	1.7%
Concentrate produced	(kt)	44.4	43.9	40.3	0.5	1.1%
Concentrate average grade	(%)	21.97	21.80	22.65	0.17	0.8%
Copper in concentrate	(kt)	9.8	9.6	9.1	0.2	2.1%
Silver:
Average ore grade	(ounces)	1.93	1.97	2.13	(0.04)	(2.0)%
Average recovery	(%)	78.99	77.88	77.22	1.11	1.4%
Concentrate average grade	(%)	31.9	31.8	34.3	0.1	0.3%
Silver in concentrates	((000) ounces)	6,774.86	6,664.00	6,749.6	110.9	1.7%

kt = thousand tonnes

(*)	Weighted average annual operating days based on total material mined and milled in the three active mines: Charcas, Santa Barbara and San Martin.

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

Mineral resources

The following table contains the summary of mineral resources for Charcas as of December 31, 2024, based on long-term metal price assumptions:

	2024				2023
Silver	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	23.00	18,085	57	33,198	23.00	6,410	84	17,297	91.9%
Measured + Indicated mineral resources	23.00	18,085	57	33,198	23.00	6,410	88	17,297	91.9%
Inferred mineral resources	23.00	15,752	63	31,776	23.00	15,162	98	48,005	(33.8)%

Zinc	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—%	—	—	—	—%	—	—
Indicated mineral resources	1.32	18,085	3.74%	677.1	1.32	6,410	3.06%	195.9	245.7%
Measured + Indicated mineral resources	1.32	18,085	3.74%	677.1	1.32	6,410	3.13%	195.9	245.7%
Inferred mineral resources	1.32	15,752	3.32%	522.8	1.32	15,162	2.78%	421.0	24.2%

Lead	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—%	—	—	—	—%	—	—
Indicated mineral resources	1.09	18,085	0.24%	44.0	1.09	6,410	0.39%	24.9	76.7%
Measured + Indicated mineral resources	1.09	18,085	0.24%	44.0	1.09	6,410	0.39%	24.9	76.7%
Inferred mineral resources	1.09	15,752	0.35%	55.8	1.09	15,162	0.39%	58.7	(4.9)%

Copper	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—%	—	—	—	—%	—	—
Indicated mineral resources	3.80	18,085	0.35%	63.0	3.80	6,410	0.52%	33.5	87.9%
Measured + Indicated mineral resources	3.80	18,085	0.35%	63.0	3.80	6,410	0.52%	33.5	87.9%
Inferred mineral resources	3.80	15,752	0.32%	49.8	3.80	15,162	0.55%	82.8	(39.9)%

(1)	Mineral resources are reported in situ and are current as of December 31, 2024.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Metallurgical recovery assumptions (in payable concentrates) are: 76% for silver, 39% for lead, 63% for copper and 87% for zinc.
(4)	Mineral resources are reported at metal-equivalent Cut-Off Grades (COG) based on metal price assumptions, variable metallurgical recovery assumptions, mining costs, processing costs, G&A costs, and variable Net Smelter Recovery (NSR) factors. Mining, processing, and G&A costs total $69.84/t with metal prices of $1,725/tr oz for Au, $23/tr oz for Ag, $1.09/lb for Pb, $1.32 /lb for Zn and $3.80/lb for Cu.
(5)	For further information on assumptions used in preparing the 2024 estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Charcas operations technical report summary prepared by qualified persons, under Exhibit 96.10 to this Form 10-K. Assumptions for the 2023 estimates may be found in the prior technical report summary, under Exhibit 96.11 to the 2023 Form 10-K.
(6)	Variations in mineral resources in 2024 were attributable to the implementation of 3D implicit geological modeling, geostatistical analysis, block model construction and mineral resource estimation, involving changes in the method of evaluating capping, use of statistical tools and grade continuity evaluation through variography analysis.

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

Mineral resources

The following table contains the summary of mineral resources for Santa Barbara as of December 31, 2024, based on long-term metal price assumptions:

	2024				2023
Silver	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	23.00	19,883	98	62,335	23.00	25,512	103	84,495	(26.2)%
Measured + Indicated mineral resources	23.00	19,883	98	62,335	23.00	25,512	103	84,495	(26.2)%
Inferred mineral resources	23.00	47,333	82	124,081	23.00	18,238	95	55,444	123.8%

Zinc	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	1.32	19,883	3.36%	668.3	1.32	25,512	3.15%	804.1	(16.9)%
Measured + Indicated mineral resources	1.32	19,883	3.36%	668.3	1.32	25,512	3.15%	804.1	(16.9)%
Inferred mineral resources	1.32	47,333	3.34%	1,578.7	1.32	18,238	3.86%	704.7	124.0%

Lead	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	1.09	19,883	1.71%	340.7	1.09	25,512	1.99%	508.5	(33.0)%
Measured + Indicated mineral resources	1.09	19,883	1.71%	340.7	1.09	25,512	1.99%	508.5	(33.0)%
Inferred mineral resources	1.09	47,333	1.87%	884.6	1.09	18,238	2.25%	410.9	115.3%

Copper	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	3.80	19,883	0.47%	93.1	3.80	25,512	0.52%	132.3	(29.7)%
Measured + Indicated mineral resources	3.80	19,883	0.47%	93.1	3.80	25,512	0.52%	132.3	(29.7)%
Inferred mineral resources	3.80	47,333	0.45%	211.1	3.80	18,238	0.55%	100.8	109.4%

Gold	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	1,725	19,883	0.16	100	1,725	25,512	0.27	221	(54.9)%
Measured + Indicated mineral resources	1,725	19,883	0.16	100	1,725	25,512	0.27	221	(54.9)%
Inferred mineral resources	1,725	47,333	0.12	186	1,725	18,238	0.17	98	89.7%

(1)	Mineral resources are reported in situ and are current as of December 31, 2024.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Metallurgical recovery assumptions (in payable concentrates) are: 33% for Gold, 81% for silver, 79% for lead, 40% for copper and 80% for zinc.
(4)	Mineral resources are reported at metal-equivalent Cut-Off Grades (COG) based on metal price assumptions, variable metallurgical recovery assumptions, mining costs, processing costs, G&A costs, and variable Net Smelter Recovery (NSR) factors. Mining, processing, and G&A costs total $82.98/t. with metal prices of $1,725/tr oz for Au, $23/tr oz for Ag, $1.09/lb for Pb, $1.32 /lb for Zn and $3.80/lb for Cu.
(5)	For further information on assumptions used in preparing the 2024 estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Santa Barbara operations technical report summary prepared by qualified persons, under Exhibit 96.11 to this Form 10-K. Assumptions for the 2023 estimates may be found in the prior technical report summary, under Exhibit 96.12 to the 2023 Form 10-K.
(6)	Variations in mineral resources in 2024 were attributable to the implementation of 3D implicit geological modeling, geostatistical analysis, block model construction and mineral resource estimation, involving changes in the method of evaluating capping, use of statistical tools and grade continuity evaluation through variography analysis.

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

Mineral resources

The following table contains the summary of mineral resources for San Martin as of December 31, 2024, based on long-term metal price assumptions:

	2024				2023
Silver	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	23.00	13,812	76	33,793	23.00	12,978	77	32,236	4.8%
Measured + Indicated mineral resources	23.00	13,812	76	33,793	23.00	12,978	77	32,236	4.8%
Inferred mineral resources	23.00	55,744	71	127,473	23.00	52,330	72	121,500	4.9%

Zinc	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—	—	—	—	—%	—	—
Indicated mineral resources	1.32	13,812	1.89%	260.8	1.32	12,978	1.97%	256.3	1.7%
Measured + Indicated mineral resources	1.32	13,812	1.89%	260.8	1.32	12,978	1.97%	256.3	1.7%
Inferred mineral resources	1.32	55,744	2.55%	1,422.6	1.32	52,330	2.66%	1,393.8	2.1%

Lead	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—	—	—	—	—%	—	—
Indicated mineral resources	1.09	13,812	0.34%	46.5	1.04	12,978	0.34%	43.9	5.8%
Measured + Indicated mineral resources	1.09	13,812	0.34%	46.5	1.04	12,978	0.34%	43.9	5.8%
Inferred mineral resources	1.09	55,744	0.31%	174.3	1.04	52,330	0.32%	167.5	4.1%

Copper	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—	—	—	—	—%	—	—
Indicated mineral resources	3.80	13,812	0.62%	86.3	3.80	12,978	0.65%	84.8	1.7%
Measured + Indicated mineral resources	3.80	13,812	0.62%	86.3	3.80	12,978	0.65%	84.8	1.7%
Inferred mineral resources	3.80	55,744	0.46%	258.9	3.80	52,330	0.48%	251.3	3.0%

(1)	Mineral resources are reported in situ and are current as of December 31, 2024.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Metallurgical recovery assumptions (in payable concentrates) are 83% for silver, 40% for lead, 71% for copper and 76% for zinc.
(4)	Mineral resources are reported at metal-equivalent Cut-Off Grades (COG) based on metal price assumptions, variable metallurgical recovery assumptions, mining costs, processing costs, G&A costs, and variable Net Smelter Recovery (NSR) factors. Mining, processing, and G&A costs total $61.16/t. with metal prices of $1,725/tr oz for Au, $23/tr oz for Ag, $1.04/lb for Pb, $1.32 /lb for Zn and $3.80/lb for Cu.
(5)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the San Martin operations technical report summary prepared by qualified persons, under Exhibit 96.13 of the Company’s Form 10-K for the fiscal year ended December 31, 2023, filed on February 29, 2024.
(6)	Variations in mineral resources in 2024 were attributable to a reduction in the Cut-Off grade and production depletion in 2024.

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

There was no mine exploration drilling at Taxco during the three-year period ended December 31, 2024 due to the strikes. Please see Note 13 “Commitments and Contingencies—Labor matters” to the consolidated financial statements.

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

The table below contains production information for 2024, 2023 and 2022 for our San Luis Potosi zinc refinery:

					Variance
					2024 - 2023
		2024	2023	2022	Volume	%
Total zinc concentrate treated	(kt)	214.1	215.2	215.3	(1.1)	(0.5)%
Refined zinc produced	(kt)	98.8	101.0	99.9	(2.2)	(2.2)%
Sulfuric acid produced	(kt)	187.7	179.9	182.1	7.8	4.3%
Refined silver produced	(kt)	16.8	13.9	18.9	2.9	20.9%
Refined gold produced	(k)	22.2	21.7	21.5	0.5	2.3%
Refined cadmium produced	(kt)	0.6	0.5	0.6	0.1	17.6%
Average refinery recovery	(%)	92.2	92.2	93.1	—	—%

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

Our estimates of mineral reserves and mineral resources have been prepared in accordance with the disclosure requirements of S-K 1300. Pursuant to SEC guidance, qualified persons used forecast metal prices for mineral resource and mineral reserve estimation and the economic analysis. These projected prices were derived from forecasts from several analysts and banks. The commodity price forecast covered the period 2021–2025 and provided a long-term forecast for 2025 onward. As of December 31, 2024, we considered $3.30 per pound of copper and $10.00 per pound of molybdenum.

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

La Caridad - WSP USA Inc.

Pilares - WSP USA Inc.

Buenavista del Cobre - WSP USA Inc.

IMMSA unit:

Santa Barbara - SRK Consulting (U.S.), Inc.

Charcas - SRK Consulting (U.S.), Inc.

San Martin – SRK Consulting (U.S.), Inc.

El Arco project:

Wood Group USA Inc.

El Pilar project:

M3 Engineering & Technology Corp., Ingenieria Geomex, S.A. de C.V., and WSP USA Inc.

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

In addition, as part of the adoption of the requirements of S-K 1300, a significant component of our internal controls and quality assurance procedures on the information from material properties was performed by qualified persons responsible for mineral reserve and resource estimates. These include an intensive review of our procedures, as well as database verification, validation of mineral resource and reserve estimates, and the elaboration of technical report summaries. These controls and methods help to validate the reasonableness of the estimates. The effectiveness of the controls are reviewed periodically to address changes in conditions and the degree of compliance with policies and procedures.

EXPLORATION ACTIVITIES

We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico, Argentina and Chile. We also conduct exploration in the areas of our current mining operations. We invested $60.9 million in exploration programs in 2024, $55.0 million in 2023 and $41.7 million in 2022 and we expect to spend approximately $61.4 million on exploration programs in 2025.

Currently, we directly control 64,069 hectares and 136,256 hectares of exploration concessions in Peru and Mexico, respectively. We also currently hold 146,014 hectares and 28,268 hectares of exploration concessions in Argentina and Chile, respectively.

Peru

In 2024, we finished the evaluation of the Qori Project, which was based on the 2,031 meters previously drilled, and determined the existence of low-grade copper mineralization. Consequently, we will not continue exploration work on this project. In addition, exploration continued in the copper-gold strip of the southern Peruvian coast, locating anomalous zones of prospective interest that are under evaluation.

In 2025, we plan to conduct a diamond drilling program of 5,000 meters to explore targets with geophysical anomalies at the Atico project; the objective is to locate copper mineralization. Additionally, we will carry out prospecting work in metallogenic zones on the southern coast of Peru, which are associated with copper porphyry systems.

Mexico

In addition to exploration and drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico. The following are some of the more significant exploration projects:

The Chalchihuites. This is a skarn type deposit located in the state of Zacatecas, close to the San Martin mining unit. Drilling programs conducted between 1980 and 2014 identified 12.6 million tonnes of mineralized material with an average silver content of 110 grams per ton, 2.66% of zinc, 0.37% of lead and 0.67% of copper. Current results indicate that mineralization consists of a complex mixture of oxides and sulfides of silver, lead and zinc that requires additional metallurgical research. In 2017, we started a new drilling program of 21,000 meters to continue metallurgical research and testing. In 2018, this exploration program, which included 48 drill holes was completed. This program has been carried out in compliance with QA/QC protocol, which includes testing the specific density of different rocks and mineralized types and geochemistry sampling. In addition, 5,000 meters of core sample from the drilling program were analyzed with a hyperspectral scanner, and a study of 498 kilometers of hyperspectral imaging was conducted to recognize the geology of the entire Chalchihuites mineral district. In 2019, with the complete data from the diamond drilling program, we made a geological model of the Cronos deposit using Leapfrog software. In 2020, the sample design for a metallurgical test was completed and three metallurgical samples were delivered to an external consultant. Metallurgical tests for silver recovery will continue with semi-sulfide and oxide ores. In 2022 and 2023, we drilled a total 5,000 meters and included 16 drill holes in the area known as Virgen Morena. Exploration activities at this area did not render positive results and they were suspended. Metallurgical tests were concluded and confirmed that recoveries in sulphide flotation are good for Zn, Cu, Pb and Ag; however it was not possible to separate lead from the copper concentrate. Dynamic acid leaching tests were performed for oxides and mixed oxides. The results were positive. In 2024, Cu-Pb concentrate separation tests using microbubble technology were carried out. Additionally, we are evaluating three design alternatives to build an access ramp to obtain ore and process it in a pilot plant. Negotiations to purchase additional land are also ongoing.

San Antonio Sur (Santa Eulalia). It is located in the San Antonio mine, eastern field zone in Santa Eulalia. There is evidence of mineralization at Level 8 inside the mine. The drilling program is in place to verify the continuity of mineralization. The mine is currently flooded. In December 2023, the gauging stage with the new pumping system began. In 2024, the groundwater level was reduced 25 meters. In 2025, the water flow will be measured to confirm the capacity of the pumping system, and a technical economic study will be carried out to analyze the economic viability of the project. It is currently not clear if the mine can be dewatered.

Malpica Project. This project is located in the municipality of Concordia, 30 km east-southeast of the city of Mazatlán, in the state of Sinaloa. It comprises 13 mining concessions, covering a total area of 2,662 hectares. The Malpica project hosts a breccia pipes ore deposit that contains copper-gold-molybdenum sulfides. In 2022, a preliminary assessment study was conducted, estimating mineral resources of 42 million tonnes, with a grade of 0.47% copper and 0.20 grams of gold per tonne. In 2025, we plan to conduct a diamond drilling program of 10,000 meters and analyze 4,000 core samples to delimit the depth of mineralization. We also plan to implement quality control protocols in geochemical assays to validate the historical database to bolster geological reliability.

San Diego Project. This project is located in the municipality of Madero, 48 km south of the city of Morelia, in the state of Michoacán. In 2018, a diamond drilling campaign of 4,290 meters was completed, and results indicated the possible presence of a copper, molybdenum and gold porphyry deposit. In 2025, we plan to conduct a diamond drilling program of 5,000 meters and analyze 2,000 core samples to further verify the geophysical anomaly detected by induced polarization.

Chile

El Salado (Montonero). A copper-gold prospect located in the Atacama region, northern Chile has been under exploration for copper and molybdenum porphyry since 2014. In 2016 and 2017, we conducted a diamond drilling program of 22,108 meters and finished the conceptual study. In 2022 and 2023, we concluded the pre-feasibility study of the project. In 2024, we reviewed the information to develop a scoping plan for the project and determined a potential resource of 123 million tonnes of “mineable” sulfides with a grade of 0.54% of copper and 0.11 grams of gold per tonne. For 2025, we plan to continue drilling work to obtain geo-metallurgical, geotechnical and hydrogeological information, which will be used to develop the feasibility study.

Ecuador

Chaucha. The Ruta del Cobre (“Copper Road”) project is located in the west of Cuenca city and south of Guayaquil. The mineralization in this area is characteristic of a copper-molybdenum porphyry system, where exploration began in 2014. In 2021, the infill-drilling program was concluded, totaling 121,000 meters of diamond drilling. With this information, we prepared the project’s feasibility study, which concluded in 2022. The results of this study did not meet the Company´s commercial expectations and efforts were suspended in 2023.

In 2024, the Company had no prospects under evaluation and does not expect to conduct exploration activities in Ecuador during 2025.

Argentina

In 2011, we started exploration activities in Argentina in the Neuquen province. In 2015, we performed geological exploration in the Salta, Rio Negro and Neuquen provinces where we expected to locate copper porphyry with precious metals epithermal systems. Starting 2017, we performed prospection and geological evaluation work in the provinces of San Juan and Rio Negro with the exploration of silver-gold epithermal systems through geological mapping and surface sampling. In 2021, superficial geological and geochemical work was concluded at the Cerro La Mina and Tanque Negro prospects, which conform the Caldera project. In 2023, we developed surface geochemical and geological studies at the province of Catamarca. With the results of these studies, we are evaluating different areas.

Cañadon del Moro. This is a silver and gold low sulfidation epithermal deposit with high longitude seams located in the Rio Negro province. We conducted a diamond drilling program of 10,164 meters through 2022. In 2023 and 2024, we conducted the Conceptual Study and estimated indicated and inferred resources of 6.2 million tonnes with a grade of 6.0 ounces of silver per tonne and prospective resources of 15.0 million tonnes. For 2025, we plan to conduct a diamond drilling program of 2,000 meters to reclassify and increase the estimated resources to date.

Esperanza Project. Geological exploration work has been carried out using geophysical, geochemical methods and satellite images. A system of gold-bearing veins of economically prospective interest was determined, and with an initial drilling campaign of 2,000 meters, three areas of interest associated with the main structure were identified. For 2025, we plan to conduct a drilling campaign of 4,000 meters to dimension the economic potential in depth.

Caldera Project. This is located in the Rio Negro province, and includes the Cerro La Mina, Tanque Negro, Cerro Abanico and Cristal prospects. For 2025, we plan to evaluate these areas of interest to determine their potential, envisioning the formation of an operating cluster.

ITEM 3. LEGAL PROCEEDINGS

Reference is made to the information under the caption “Litigation Matters” in the consolidated financial statement Note 13 “Commitments and Contingencies.”

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SCC COMMON STOCK:

SCC’s common stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange (“BVL”). SCC’s common stock symbol is SCCO on both the NYSE and the BVL. As of December 31, 2024, 840 holders of our common stock were on record.

DIRECTORS’ STOCK AWARD PLAN:

The following table contains certain information related to our shares held as treasury stock for the Directors’ stock award plan as of December 31, 2024:

Equity Compensation Plan Information

	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available
Plan Category	outstanding options	outstanding options	for future issuance
Directors’ stock award plan	N/A	N/A	155,600

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

Period
				Total	Maximum
				Number of	Number of
				Shares	Shares that
		Total		Purchased	May Yet Be
		Number of	Average	as Part of	Purchased
		Shares	Price Paid	Publicly	Under the	Total Cost
From	To	Purchased	per Share	Announced Plan	Plan @ $91.13(1)	($ in millions)
2008	2012	46,914,486	$18.72	46,914,486		878.1
2013:		10,245,000	27.47	57,159,486		281.4
2014:		22,711,428	30.06	79,870,914		682.8
2015:		36,689,052	27.38	116,559,966		1,004.4
2016:		2,937,801	24.42	119,497,767		71.7
Total purchased		119,497,767	$24.42			$2,918.4
(1)	NYSE closing price of SCC common shares at December 31, 2024.

The SCC share repurchase program has registered no activity since the third quarter of 2016. The NYSE closing price of SCC common shares as of December 31, 2024 was $91.13 and the maximum number of shares that the Company could purchase at that price was 0.9 million.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of December 31, 2024 and 2023.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph comparing the yearly change in the cumulative total returns on the Company’s common stock against cumulative total return on the S&P 500 Stock Index and the S&P Metals and Mining Select Industry Index for the five-year period ending December 31, 2024. The chart below analyzes the total return on SCC’s common stock for the period commencing December 31, 2019 and ending December 31, 2024, compared to the total return of the S&P 500 and the S&P Metals and Mining Select Industry Index for the same five-year period.

Comparison of Five Year Cumulative Total Return *

SCC Stock, S&P 500 Index and S&P Metals and Mining Select Industry Index **

*	Total return assumes reinvestment of dividends
**	The comparison assumes $100 invested on December 31, 2019

	Total Return per Year
	2020	2021	2022	2023	2024
SCC	56.8%	(0.3)%	3.5%	49.1%	11.2%
S&P 500	16.3%	26.9%	(19.4)%	24.2%	23.3%
S&P M + MS	14.4%	34.0%	11.5%	20.1%	(5.2)%

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to and should be read together with our Audited Consolidated Financial Statements as of and for each of the years in the three-year period ended December 31, 2024. Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for Southern Copper Corporation and its subsidiaries (collectively, “SCC,” “Southern Copper,” “the Company,” “our,” and “we”) on a consolidated basis for all periods. Our financial results may not be indicative of our future results.

This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in the forward-looking statements as a result of a number of factors. See Item 1 “Business—Cautionary Statement.”

For details on the discussion on variations between 2023 and 2022, please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, on the 2023 Form 10-K.

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

We believe we hold one of the world’s largest copper reserves and resources positions. As of December 31, 2024, our copper mineral reserves, estimated at a copper price of $3.30 per pound, totaled 112,668 million pounds of contained copper, distributed in the following locations:

Copper contained in ore reserves	Million pounds
Mexican open‑pit	46,881
Peruvian operations	46,513
Development projects	19,274
Total	112,668

Outlook: Various key factors affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the last three years, approximately 76.1% of our revenues came from the sale of copper; 11.4% from molybdenum; 4.5% from silver; 3.5% from zinc; and 4.5% from various other products, including gold, sulfuric acid and other materials.

●	Copper: In 2024, representing approximately 76.6% of our sales, the LME copper price increased from an average of $3.85 per pound in 2023 to $4.15 (+7.8%) in 2024. Based on supply and demand dynamics, we estimated 2024 to end in balance, where demand grew 3.0% and supply, 3.5%.

For 2025, we expect demand to grow around 4%, driven by economic measures announced in China to promote economic expansion; resilient consumption in the U.S. economy; and new demand on the back of the energy transition and growth in artificial intelligence technologies. This positive outlook for demand may be impacted by U.S. import duties on China and other countries and by slow growth or even a recession in several European countries and emerging markets.

On the supply side, we expect growth to stand at about 3.0%. As of the beginning of 2025, we expect a market deficit for the year of approximately 250,000 tonnes. We estimate that inventories will cover about one week of world demand. In summary, even though we see some risks, particularly for demand in 2025, we are optimistic about the strong support copper market prices will have this year.

●	Molybdenum: Represented approximately 10.9% of our sales in 2024. Molybdenum prices averaged $21.21 per pound in 2024, compared to $23.73 in 2023, a 10.6% decrease.

For 2025, we believe that prices will hold at the current level of about $21.00 per pound due to a balanced market.

●	Silver: We believe that silver prices will be supported by its intensive industrial use of this metal. Silver represented 5.1% of our sales in 2024.

●	Zinc: Average zinc prices increased 5.0% in 2024 versus the figure recorded in 2023. We believe zinc has strong long-term fundamentals, driven by sustained industrial demand, particularly in the construction and automotive sectors. Although current supply levels are stable, a forecasted reduction in mine production and the closing of key refineries suggest that supply will tighten over time. As demand continues to grow, this imbalance is expected to put upward pressure on prices in the long run. Zinc represented 3.8% of our sales in 2024.

●	Production: In 2025, we expect our copper production to reach 965,800 tonnes, a decrease of 0.8% over final production in 2024. Last year we drove our Pilares project to full capacity and we expect this project to contribute 32,300 tons of copper in 2025.

Regarding by products, we expect to produce 171,700 tonnes of zinc from our mines, up 32.0% from 2024 production level. This growth will be driven by the Buenavista Zinc concentrator (+40,700 tonnes). For 2025 and the coming years, we expect to produce over 170,000 tons of zinc per year on average. We expect to produce 26,200 tonnes of molybdenum, which represents a decrease of 9.7% compared to 2024 production levels. For silver, we expect to produce 23.1 million ounces of this metal, an increase of 10.1% compared to last year’s production.

●	Capital investments: Capital investments were $1,027.3 million in 2024. This is 1.9% higher than in 2023 and represented 30.3% of net income. Our growth program to develop the full production potential of our Company is underway. We are currently developing a new organic growth plan whose goal is to increase our copper volume production to 1.5 million tonnes by 2032.

For 2025, the Board of Directors approved a capital investment program of $1,598.0 million.

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

Earnings: The table below highlights key financial and operational data of our Company for the three years ended December 31, 2024 (in millions, except copper price and per share amounts):

				Variance
	2024	2023	2022	2024 - 2023	2023 - 2022
Copper price LME	4.15	3.85	4.00	0.30	(0.15)
Pounds of copper sold	2,069.1	1,961.8	1,920.4	107.3	41.4
Net sales	$11,433.4	$9,895.8	$10,047.9	$1,537.6	$(152.1)
Cost of sales	$(4,841.4)	$(4,687.7)	$(4,649.1)	$(153.7)	$(38.6)
Operating income	$5,554.7	$4,192.3	$4,435.8	$1,362.4	$(243.5)
Income before income taxes	$5,357.4	$3,955.8	$4,247.8	$1,401.6	$(292.0)
Net income attributable to SCC	$3,376.8	$2,425.2	$2,638.5	$951.6	$(213.3)
Earnings per share	$4.33	$3.14	$3.41	$1.19	$(0.27)
Cash dividend per share	$2.10	$4.00	$3.50	$(1.90)	$0.50

Net sales in 2024 totaled a record high of $11,433.4 million, reflecting a 15.5% increase compared to 2023. This performance was driven by higher prices for copper (+7.8% - LME), silver (+20.7%), and zinc (+5.0%), combined with increased sales volumes of copper (+5.5%), molybdenum (+7.9%), silver (+15.7%), and zinc (+44.6%). The significant rise in zinc sales volumes was primarily attributed to the Buenavista Zinc concentrator, which is operating at full capacity. These gains were partially offset by a decline in molybdenum prices (-10.6%), and by a downward adjustment of $77.6 million related to provisionally priced sales, reflecting a variance in open sales value at the end of 2024.

Costs of sales (exclusive of depreciation, amortization and depletion) increased slightly in 2024 driven primarily by upticks in various areas. The main sources of variation in costs came from higher expenses related to repair materials, labor and fuel costs. These results were partially mitigated by a decrease in copper purchased from third parties, energy costs and inventory variance. In this context, the overall impact on the cost of sales was relatively moderate, as opposing factors largely balanced out fluctuations, resulting in a 3.3% increase compared to the figures recorded in 2023.

In 2024, net income attributable to SCC was $3,376.8 million, reflecting a 39.2% increase from the 2023 net income. This increase was primarily driven by increased sales volumes and a minor increase in interest income. Net income attributable to SCC in 2023 was 8.1% below 2022’s net income; this was mainly due to a reduction in sales volumes and a slight increase in costs of sales.

Production: The table below contains mine production data of our Company for the three years ended December 31, 2024:

				Variance
				2024 - 2023		2023 - 2022
	2024	2023	2022	Volume	%	Volume	%
Copper (in million pounds)	2,147.0	2,008.4	1,972.5	138.6	6.9%	35.9	1.8%
Molybdenum (in million pounds)	63.9	59.2	57.8	4.8	8.1%	1.3	2.3%
Zinc (in million pounds)	286.6	144.4	132.3	142.2	98.5%	12.1	9.2%
Silver (in million ounces)	21.0	18.4	18.6	2.6	14.0%	(0.2)	(0.8)%

The table below contains copper production data from each of our mines for the three years ended December 31, 2024:

				Variance
				2024 - 2023		2023 - 2022
Copper (in million pounds):	2024	2023	2022	Volume	%	Volume	%
Toquepala	549.6	495.8	444.2	53.8	10.8%	51.6	11.6%
Cuajone	363.5	329.0	309.4	34.5	10.5%	19.6	6.4%
La Caridad	257.9	244.3	246.5	13.6	5.6%	(2.2)	(0.9)%
Buenavista	954.5	918.2	952.3	36.3	4.0%	(34.1)	(3.6)%
IMMSA	21.5	21.1	20.1	0.4	2.0%	1.0	4.7%
Total mined copper	2,147.0	2,008.4	1,972.5	138.6	6.9%	35.9	1.8%

2024 compared to 2023:

Copper mine production in 2024 increased 6.9% to 2,147.0 million pounds. This increase was primarily driven by an uptick in production levels at all our operations: Toquepala (+10.8%; higher ore grades and recoveries), Cuajone (+10.5%; higher volume of mineral processed), La Caridad (+5.6%; higher ore grades), Buenavista (+4.0%; higher ore grades and the contribution of Buenavista Zinc operations) and IMMSA (+2.0%; higher ore grades).

Molybdenum production increased 8.1% to 63.9 million pounds, up from 59.2 million pounds in 2023. This increase was due to higher production at all our mines, with the exception of La Caridad mine (-14.5%), where grades and recoveries dropped.

Mined zinc production rose 98.5% in 2024, mainly driven by increases in production at our Buenavista Zinc concentrator. This facility started operating at full capacity in the second quarter of 2024 and contributed around 141.8 million pounds of zinc over the year.

Mined silver production for 2024 rose 14.0% compared to the previous year. This growth was fueled by higher production across all our operations, driven primarily by improved ore grades, growth in recoveries, and a larger volume of processed mineral.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 123. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

Our operating cash cost per pound of copper produced, as defined above, is presented in the table below for the three years ended December 31, 2024:

Operating cash cost per pound of copper produced(1)

(In millions, except cost per pound and percentages)

				2024 - 2023		2023 - 2022
	2024	2023	2022	Value	%	Value	%
Total operating cash cost before by‑product revenues	$4,389.5	$4,235.0	$3,825.7	$154.5	3.6%	$409.3	10.7%
Total by‑product revenues	$(2,566.3)	$(2,243.8)	$(2,355.8)	$(322.5)	14.4%	112.0	(4.8)%
Total operating cash cost net of by‑product revenues	$1,823.2	$1,991.2	$1,469.9	$(168.0)	(8.4)%	$521.3	35.5%
Total pounds of copper produced(2)	2,057.7	1,935.4	1,894.7	122.3	6.3%	40.7	2.1%
Operating cash cost per pound before by‑product revenues	$2.13	$2.19	$2.02	$(0.06)	(2.5)%	$0.17	8.4%
By‑products per pound revenues	$(1.25)	$(1.16)	$(1.24)	$(0.09)	7.6%	$0.08	(6.8)%
Operating cash cost per pound net of by‑product revenues	$0.89	$1.03	$0.78	$(0.14)	(13.9)%	$0.25	32.6%
(1)	These are non-GAAP measures, see page 123 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

2024 compared to 2023:

For the year 2024, our per pound operating cash cost before by-product revenues was $2.13, reflecting a 2.5% decrease compared to 2023. This improvement was primarily due to the unit cost effect of a 6.3% increase in production and a reduction of 2.2 cents in treatment and refining charges.

Operating cash cost per pound net of by-product revenues fell 13.9%, from $1.03 in 2023 to $0.89 in 2024. This reduction was mainly driven by a 4-cent decrease in production costs and by a unit cost effect that was generated by both an increase in pounds of copper produced and a 9-cent increase in by-product revenue credits.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metals prices. For instance, during the period from January 2015 through December 2024, the London Metal Exchange (LME) copper settlement price varied from a low of $1.96 per pound in 2016 to a record high of $4.92 per pound in 2024, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.30 per pound in 2015 to a high of $38.50 per pound in 2023. Metal prices historically have been subject to wide fluctuations and are affected by numerous factors beyond our control, as described further in Item 1A Risk Factors. These factors, which affect each commodity to varying degrees, include international economic and political conditions, levels of supply and demand, the availability and cost of substitutes, inventory levels maintained by producers and others and, to a lesser degree, inventory carrying costs and currency exchange rates. In addition, the market prices of certain metals have on occasion been subject to rapid short-term changes due to economic concerns and financial investments.

For 2025, assuming that expected metal production and sales are achieved; 2024 tax rates are unchanged and giving no effects relative to potential cost changes, metal price sensitivity factors indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$125.5	$35.0	$23.9	$14.0

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

Capital Investment Program: We made capital investments of $1,027.3 million in 2024 and $1,008.6 million in 2023. In general, the capital investments and projects described below are intended to increase production, decrease costs or address social and environmental commitments.

The table below contains information on our capital investments for the three years ended December 31, 2024 (in millions):

	2024	2023	2022
Peruvian projects:
Toquepala expansion project	$(2.4)	$5.8	$6.6
Tia Maria project	14.8	—	(2.3)
Quebrada Honda dam expansion	2.0	8.4	20.3
Relocation of facilities at Toquepala	0.0	0.9	6.3
HPGR optimization at Cuajone	18.2	54.2	35.4
Fresh water pipeline replacement at Suches	0.6	0.9	10.6
Tailings disposal—Quebrada Honda dam	—	(2.2)	1.5
Maintenance workshops at Toquepala concentrator	2.3	9.7	21.9
Quebrada Honda filter plant	1.3	16.1	18.3
Maintenance workshops at Cuajone	5.5	17.2	4.2
Other projects	22.4	15.6	27.7
Sub‑total projects	64.7	126.6	150.5
Maintenance and replacement	217.0	193.1	196.3
Net change in capital expenditures incurred but not yet paid	(10.4)	3.0	8.2
Total Peruvian expenditures	271.3	322.7	355.0
Mexican projects:
New Buenavista concentrator	8.3	12.3	15.0
Buenavista Zinc project	47.9	66.5	99.8
Pilares Mine	19.2	33.5	29.6
Expansion of mine pit at Buenavista	—	17.3	11.3
Lime plant - Sonora	6.1	9.7	19.3
MexCobre - Bella Union Mine	14.4	56.4	—
IMMSA - Mine development	29.5	39.4	33.6
Project MexArco	7.6	23.4	22.6
San Fernando mineshaft rehabilitation	4.4	8.3	7.2
New tailing disposal deposit at Buenavista mine	134.7	65.6	27.3
Over elevation of tailings deposit N° 7 at La Caridad mine	5.5	5.8	2.8
San Martin mine restoration	0.7	0.7	1.6
Other projects	173.3	112.1	113.3
Sub‑total projects	451.6	451.0	383.4
Maintenance and replacement	297.7	235.4	212.2
Net change in capital expenditures incurred but not yet paid	6.7	(0.5)	(2.1)
Total Mexican expenditures	756.0	685.9	593.5
Total capital investments	$1,027.3	$1,008.6	$948.5

In 2025, we plan to invest $1,598.0 million in capital projects. In addition to our ongoing capital maintenance and replacement spending, our principal capital programs include the following:

Projects in Mexico:

Minera Mexico is planning to invest more than $600 million in 2025 at its open pit, metallurgical facilities and underground mines. 50% of this investment will be used to guarantee the viability of long-term operations by actively modernizing and updating assets. About 43% of the investment will target improvements in water usage and tailings management to ensure safety and efficiency at our operations. The remaining funds will be invested in efforts to bolster optimization and growth.

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

The results from experimental pads in the leaching process have confirmed adequate levels of copper recovery and we are evaluating different options for optimization. The Company is engaging in project development and on-site environmental activities. Mine life is estimated at 13 years.

The Company has several projects in its Mexican pipeline that may boost organic growth if they are found to be of value for both stakeholders and the communities in which we operate. These projects are Angangueo, Chalchihuites and the Empalme Smelter, which could bolster our position as a fully integrated copper producer.

Projects in Peru:

Tia Maria - Arequipa: This greenfield project, located in Arequipa, Peru, will use state of the art SX-EW technology with the highest international environmental standards with a capacity of 120,000 tons of SX- EW copper cathodes per year.

Tia Maria will generate significant revenues for the Arequipa region from day one of its operations. At current copper prices, we expect to export $17.5 billion and contribute $3.4 billion in taxes and royalties during the first 20 years of operation. After a thoughtful and detailed review, the new project budget has been set at $1,802 million.

Project update: As of December 31, 2024, the Company had generated more than 614 jobs, 492 of which were filled with local applicants. To the fullest extent possible, we intend to fill the 3,500 jobs estimated to be required during Tia Maria’s construction phase prioritizing workers from the Islay province. When we start operations in 2027, the project will generate 764 direct jobs and 4,800 indirect jobs.

This year, we expect construction to begin. Work will initiate with construction of roads and access points to the project as well as railways; installation of a temporary camp; massive earthmoving efforts; and mine clearing activities. We have made progress in our efforts to delimit the property and have installed a live fence covering 59 kilometers to date.

Quebrada Honda dam expansion – Tacna: This project aims to enlarge the main and lateral dams in Quebrada Honda and includes the relocation and repowering of some facilities due to dam growth and development of other facilities for water recovery, among other factors. As of December 31, 2023, drainage works, removal of Eolic material for the main and lateral dam, and complementary operational work had been completed. We have also installed two cyclone nests for the main dam, which are currently operating. Additionally, in 2024, equipment purchased to haul tailings arrived on site for operational use. To align with the increase in size of the tailings dam, we intend to build new administrative facilities down the line. As of December 31, 2024, this project had been completed with an investment of $154.3 million, out of a total budget of $165.0 million.

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

El Arco - Baja California: This is a world-class copper deposit located in the central part of the Baja California peninsula with ore reserves of over 1,230 million tonnes with an average ore grade of 0.40% and 141 million tonnes of leach material with an average ore grade of 0.27%. The project includes an open-pit mine with a combined 120 ktpd concentrator and 28 ktpa SX-EW operations.

Project update: The Company has completed the environmental baseline study for the mine. Currently, more detailed engineering is being conducted for the concentrator, SX-EW plant as well as for water desalination, logistics infrastructure and power delivery.

Los Chancas—Apurimac: This greenfield project, located in Apurimac, Peru, is a copper and molybdenum porphyry deposit. Current estimates of indicated copper mineral resources are 98 million tons of oxides with a copper content of 0.45% and 52 million tons of sulfides with a copper content of 0.59%. The Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes to produce 130,000 tons of copper and 7,500 tons of molybdenum annually. The estimated capital investment is $2,600 million and operations are expected to begin in 2031. We continue to engage in social and environmental improvements for the local communities and are working on the project’s environmental impact assessment.

Project update: In coordination with the Peruvian authorities, efforts continue to eradicate illegal mining activities. Once this process has concluded, we will resume our environmental impact study and begin hydrogeological and geotechnical studies. We will also begin a resource verification drilling campaign of a 40,000-meter in-fill to gather additional information on the geological characteristics of the Los Chancas deposit.

Michiquillay Project—Cajamarca: In June 2018, Southern Copper signed a contract for the acquisition of the Michiquillay project in Cajamarca, Peru. Michiquillay is a world-class greenfield mining project with inferred mineral resources of 2,288 million tons and an estimated copper grade of 0.43%. When developed, we expect Michiquillay to produce 225,000 tons of copper per year (along with by-products of molybdenum, gold and silver) at a competitive cash-cost for an initial mine life of more than 25 years. We estimate an investment of approximately $2.5 billion will be required and expect production start-up by 2032. Michiquillay will become one of Peru´s largest copper mines and will create significant business opportunities in the Cajamarca region; generate new jobs for the local communities; and contribute taxes and royalties to the local, regional and national governments

Project update: As of December 31, 2024, total progress for exploration on the project was 35%. We had drilled 140,130 meters and obtained 45,762 core samples for chemical analysis. Diamond drilling will continue to provide information to interpret geological sections related to mineralization; conduct geological modeling; and evaluate mineral resources. Geo-metallurgical studies are currently underway, and hydrological and hydrogeological studies have also begun; the geotechnical study is scheduled to begin shortly.

The Company continues working with the Michiquillay and La Encañada communities following the guidelines of the social agreements signed with them.

The above information is based on estimates only. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”) PRACTICES

Southern Copper Corporation, among the top 10 mining companies with the highest ratings for sustainability in 2024. Corporate Sustainability Assessment (CSA) of S&P Global, which publishes an annual performance review of the sustainability practices of 13,000 companies from across the globe, situated Southern Copper Corporation among the best-rated companies of 248 companies in the Mining and Metals sector in 2024. With a score that is twice the average of our peers in the mining industry, SCC’s sustainability rating rose 9 points year-over-year. This marks our sixth consecutive year on the Dow Jones’s Sustainability Index, and we have also been included in the Sustainability Emerging Markets Index.

Occupational safety and health of our workforce. Operating discipline and the strength of our preventive safety culture led to a 28% reduction in the number of employee accidents involving lost-time injuries in 2024. These results compare favorably with the rates reported by other companies in the mining sector.

Tía María: support for agriculture benefits communities. In the area around our Tía María mining project in Arequipa, Peru, we are implementing the “Technology for Agriculture” program with the participation of 28 out of 38 organizations from the Tambo Valley. With a 14% increase in crop productivity, nearly 95% of the families of the valley have benefited from this program.

The company has consistently promoted the welfare of the population of the Islay province and the Arequipa region. As part of these efforts, we have also implemented several successful social programs in education, healthcare and productive development to improve the quality of life in the region.

Our current social programs in Islay help reduce the costs of agricultural production by improving productivity with cutting-edge technology. Additionally, we are working to provide internet access to 4,600 school students. On top of this, we are committed to developing health facilities, high performance schools, research centers and roads in the Arequipa region via the “works for taxes” mechanism.

Best international practices for tailings management. With a preventive focus and an eye on minimizing risks, we are making progress in our efforts to implement the Global Industry Standard on Tailings Management of the International Council on Mining and Metals (ICMM) at our main operations. We have completed a gap analysis of our open pit mining operations and continue efforts to establish that all of SCC’s facilities comply with this standard.

HEALTH AND SAFETY

The safety, health and well-being of our employees are the bedrock of SCC’s value system and our top priorities. We are committed to creating a safe and healthy work environment for our employees, contractors and suppliers, whether they work at our facilities or in surrounding areas. Workplace safety is of utmost importance to SCC and is a shared responsibility; all employees are required to comply with established policies and procedures to safeguard their integrity and that of our facilities. For more details on our health and safety performance, please refer to Grupo Mexico's Sustainability Report at https://www.gmexico.com/en/Pages/development.aspx. We are referring our investors to Grupo Mexico's website for informative purposes only. We do not intend for this internet link to be an active link or to otherwise incorporate the contents of the website into this Report on Form 10-K.

Operating discipline and the strength of our preventive safety culture led to a reduction in the number of employee accidents involving lost-time injuries in 2024 by more than a quarter than those in in 2023. These results compare favorably with the rates reported by other companies in the mining sector.

In 2024, in the field of Health, SPCC was recognized by Peru’s Ministry of Labor (Ministerio de Trabajo del Perú) with first place in the 2024 Good Practices Contest. The Company was recognized in the category of Promotion and Care of Mental Health, which awards companies that make outstanding efforts to identify and address issues such as depression and anxiety.

We have reaffirmed our commitment to maintain ISO-certified occupational health and safety management systems, and all units at SCC successfully passed follow-up audits for ISO 45001 and retained their certification in 2024. This represents a significant step in our quest to obtain accreditation for responsible copper production under The Copper Mark certification.

Another significant advance is the Behavioral Safety Program, which is being implemented across SCC’s units. This program focuses on promoting safe practices among employees so that the human factor can be leveraged to ensure compliance and drive proactive behaviors. This fosters an environment of mutual assistance and collective vigilance among workers. This program aims to strengthen safe behaviors at our operations and reduce accident rates.

We continue implementing the Critical Risk Registry within SCC. This tool helps us manage environmental and safety risks in our operations, enabling us to identify, prevent, mitigate, and remediate undesirable events that could affect the integrity of our personnel and our relationships with communities.

ENVIRONMENT

Southern Copper Corporation aims to fulfill the needs of future generations by promoting development that benefits all, both today and in the long-term. We are committed to continuously improving our environmental performance and to promoting the adoption of the best environmental practices at our operations to contribute to the transition to a green economy. To this end, we have achieved ISO 14001 certification for the environmental management systems at all our operations. We are also committed to preserving the environment by implementing actions to generate a positive impact on biodiversity through our operations. To fulfill this commitment, which is outlined in the Company’s Environmental Policy, we have developed action plans for biodiversity management that are aligned with the Good Practice Guidance for Mining and Biodiversity guide published by the International Council on Mining and Metals (ICMM). We believe these plans further improve the Company’s capacity to implement effective mitigation measures and contribute to the preservation and improvement of the environment at our operations.

Regarding our environmental risk management, we are aligning our tailings systems to the ICMM’s Global Standard on Tailings Management and have improved our governance framework by implementing an Internal Committee for Review of Tailings Systems to bolster safety management and communication between operations and top management.

To increase our water efficiency, we are currently recovering about six thousand cubic meters of water per day through the new tailings filtering plant in Quebrada Honda, Peru, equivalent to 0.6 m3 of water per ton of tailings. With a design capacity of 10,000 tons/day and an investment to date of $27 million, this dam filter is the largest tailings processing unit of its kind in the market

Furthermore, to reduce our dependency on underground water, we are exploring new water sources for our processes, including recycling wastewater from urban areas. This approach offers a win-win scenario that generates sanitation solutions for urban areas while reducing competition for water.

We have also made progress in our commitment to protect biodiversity. In 2023, the Environmental Management Unit at Buenavista del Cobre received certification from the Wildlife Habitat Council, which recognized our contributions to efforts to prevent the extinction of the Mexican grey wolf. These actions have allowed populations of this critically endangered species to increase its numbers significantly within in their natural habitat in Mexico. Going forward, we will continue to work side-by-side with institutions and authorities to serve the common good in the regions in which we operate.

COMMUNITY OUTREACH

Southern Copper Corporation prioritizes being a good neighbor in the localities near our operations. Working together with the communities, we have the opportunity to collaborate and forge a path based on common objectives for social and economic development as we work to support the United Nations’ Sustainable Development Goals. We believe that community outreach must be based on transparency and trust and strive to promote long-lasting ties.

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

The primary tool to ensure a responsible coexistence is our grievance mechanism for external stakeholders (Service and Attention Center) that operates at 100% of our sites and resolves complaints in an average of five days.

In relation to economic development, we trained 1,326 people in mining communities in 2024, including 654 people in employment, 776 people in regional vocational and productive skills and 27 local businesses to support the development of small and medium mining suppliers. In addition, we recorded a 97% increase in year-to-year investment in social infrastructure. In Mexico, we allocated $6.6 million to these efforts, including a project focused on improving water infrastructure for 54,000 people in the communities of Cananea and Nacozari. In Peru, we invested $36.5 million in social infrastructure, including the progress in building the wastewater treatment plant (PTAR) in Ilo.

We continue to prioritize collaboration with the Peruvian government to close gaps in educational infrastructure through the Works for Taxes investment model. As part of our commitment, we finished the “Colegios de Alto Rendimiento” (“COAR”) or schools of excellence in Tacna and Moquegua and began studies for the COAR Apurímac. In 2025, the Arequipa and Cajamarca COAR projects are also expected to begin. Once these projects are complete, we will have built five Colegios de Alto Rendimiento to benefit 1,500 outstanding students from vulnerable areas. With these investments, SCC remains the main private investor in Peru in national educational infrastructure.

We also consolidated The Youth Orchestras and Choirs program promoted by SCC, benefiting 1,825 students in 14 communities in Mexico and Peru. In 2024, 65 artistic performances were held, including a concert at the Palacio de Minería featuring the Mining Symphony Orchestra and 68 student performers. Additionally, in collaboration with the Sonoran Institute of Culture, the Museum of Art of Sonora (MUSAS) is hosting the photographic exhibition Learning to Look. This exhibition, which showcases the results of three years of portraits from the Traveling Photography Workshop, highlights traditions, landscapes and daily lives of mining communities.

CLIMATE CHANGE

SCC recognizes the importance and urgency of tackling climate change and is committed to supporting the objective of the Paris Agreement, preserving the environment, minimizing the environmental footprint of our operations, and efficiently managing climate-related risks and opportunities. We recognize that climate change will influence our strategy in various ways, and we aim to meet the expectations of the global business trends that are increasingly demanding products with lower carbon footprints. Our focus is to continuously improve the responsible use of natural resources while complying with legal standards for prevention, mitigation, control and remediation of environmental impacts.

In our commitment to improving performance on these critical issues, we have embarked on a multi-year process to align our climate change disclosures with the recommendations of the Task Force on Climate-Related Financial Disclosures (TCFD). Since 2020, Grupo Mexico’s Sustainable Development Report has included sections on climate-related risks and opportunities, more detailed information about new short-, medium- and long-term Scope 1 and 2 climate targets, strategy and governance mechanisms, and new emissions and energy metrics informed by Sustainability Accounting Standards Board (SASB) standards. In our 2023 Sustainability Development Report, we included Scope 3 targets and preliminary capital allocation figures on decarbonization projects. The report can be accessed at https://www.gmexico.com/en/Pages/development.aspx. We are referring our investors to Grupo Mexico's website for details on these initiatives for informative purposes only. We do not intend for this internet link to be an active link or to otherwise incorporate the contents of the website into this Report on Form 10-K.

As part of our emission reduction efforts, the Company started receiving renewable energy from the Fenicias wind park, operated by Grupo Mexico Infraestructura, in August 2024. Once this wind park supplies its full capacity to our mining operations, SCC will reduce its CO2 emissions approximately 250,000 tonnes per year, which is equivalent to 7% of our carbon footprint. Additionally, in the first quarter of 2024, we received clean energy certificates from one of our electricity suppliers in Peru. With this, all the electrical energy we consumed in Peru in 2023 came from renewable sources. Measurements indicate that consumption of renewable electrical energy at SCC increased from 23% to 36% in

2023, which means we have already hit our 2027 target to ensure that 25% of our electricity supply is derived from renewable sources. Over the same period, greenhouse gas emissions dropped 7.5% in 2023 compared to 2022.

In the first quarter of 2024, members of the World Economic Forum's climate governance initiative, which is known as Chapter Zero, gave SCC board members and executives a briefing about the roles and responsibilities that senior executives need to consider when managing the risks and opportunities generated by climate emergency.

The execution of our climate strategy has allowed us to significantly improve our performance in several climate evaluation initiatives. In the sustainability evaluation conducted by S&P Global through the Corporate Sustainability Assessment (“CSA”) in which we have participated in this assessment since 2020, we scored 90 out of 100 for climate governance once again in 2024, which ratifies the progress we have made since 2023. This high rating recognized our efforts to publish our Climate Policy and our on-going supervision of the implementation of our climate change strategy, which evaluates management of the risks and opportunities associated with climate change by the Sustainable Development Committee at the Board level of Southern Copper Corporation. In a repeat of last year’s performance, we scored 100 in the Task Force on Climate-related Financial Disclosures (“TCFD”) category in 2024, which assesses management and disclosure of financial risks and opportunities related to climate change.

In addition, the investor-led Climate Action 100+ initiative recognized our efforts to develop an emissions reduction roadmap and gave us a full compliance rating in the TCFD category for the second consecutive year.

Since 2016, SCC has been participating in Carbon Disclosure Project (“CDP”) annual evaluation of Climate Change, and in 2022, we participated in our first evaluation of Water Security. In 2024, our 2023 results for both questionnaires were “B” (third best score on a scale of eight levels), which is one level above the average score in the mining sector and the overall score for the North American region.

In 2025, we will develop climate change mitigation and adaptation plans at the site level; evaluate the role that nature-based solutions could play in reducing our operational emissions; and continue to identify the financial impacts that our company will face in the future with regard to climate risks and opportunities.

HUMAN RIGHTS

At SCC, we are committed to enforcing the United Nations Guiding Principles on Business and Human Rights. We have a series of policies and procedures that serve as a guide to all employees and suppliers, and the Code of Conduct for Suppliers, Contractors and Relevant Business Partners, which includes several sections related to human rights.

We have a human rights’ due diligence process in place to identify, prevent, mitigate or correct adverse impacts on the human rights of communities. In the Mining and Infrastructure divisions, this process has three main components:

1) Participatory Social Diagnosis to allow communities to voice their concerns regarding human rights,

2) Social Management Plans that define actions to address those concerns, and

3) Service and Attention Center (SAC), a tool that was designed with guidance from the United Nations High Commissioner for Human Rights Mexico Office and that allows communities to immediately communicate their concerns with us.

SCC also has a human rights due diligence process in place to protect the rights of employees (both the Company’s and those of contractors). The work environment surveys, Complaint Hotlines, and due diligence process are tools that enable us to comply with the commitments included in the General Human Rights Policy. We are currently implementing a Strategic Workplace Plan, which focuses primarily on capacity building; communication campaigns; revision of human resources processes to promote greater inclusivity and equity; and physical changes to working areas to address women’s needs.

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

Ore stockpiles on leach pads: The leaching process is an integral part of the mining operations carried out at our open-pit mines. We capitalize the production cost of leachable material at our Toquepala, La Caridad and Buenavista mines, recognizing it as inventory. The estimates of recoverable mineral content contained in the leaching dumps are supported by engineering studies. As the production cycle of the leaching process is significantly longer than the conventional process of concentrating, smelting and electrolytic refining, we include current leach inventory (as part of work-in-process inventories) and long-term leach inventory on our balance sheet. Amortization of leachable material is recorded by the units of production method.

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

Asset Impairments: We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle. We are currently using an average copper price of $3.50 per pound and an average molybdenum price of $10.00 per pound in our business plans, which reflect what we believe is the lower level of the current price environment. The results of our impairment sensitivity analysis, which included a stress test using a copper price assumption of $2.80 per pound and a molybdenum price assumption of $6.00 per pound, showed projected discounted cash flows in excess of the carrying amounts of long-lived assets by margins ranging from 2.1 to 6.8 times such carrying amount.

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

RESULTS OF OPERATIONS

The following table highlights key financial results for each of the years in the three-year period ended December 31, 2024 (in millions):

				Variance

Statement of Earnings Data	2024	2023	2022	2024 - 2023	2023 - 2022
Net sales	$11,433.4	$9,895.8	$10,047.9	$1,537.6	$(152.1)
Operating costs and expenses	(5,878.7)	(5,703.5)	(5,612.1)	(175.2)	(91.4)
Operating income	5,554.7	4,192.3	4,435.8	1,362.4	(243.5)
Non‑operating income (expense)	(197.3)	(236.5)	(188.0)	39.3	(48.5)
Income before income taxes	5,357.4	3,955.8	4,247.8	1,401.6	(292.0)
Income taxes	(2,027.4)	(1,578.0)	(1,477.5)	(449.4)	(100.5)
Deferred income taxes	52.2	59.1	(118.6)	(6.9)	177.7
Equity earnings of affiliate	6.4	(2.2)	(3.7)	8.6	1.5
Net income attributable to non‑controlling interest	(11.8)	(9.5)	(9.5)	(2.3)	—
Net income attributable to SCC	$3,376.8	$2,425.2	$2,638.5	$951.6	$(213.3)

NET SALES

Net sales in 2024 totaled a record high of $11,433.4 million, reflecting a 15.5% increase compared to 2023. This performance was driven by higher prices for copper (+7.8% - LME), silver (+20.7%), and zinc (+5.0%), combined with increased sales volumes of copper (+5.5%), molybdenum (+7.9%), silver (+15.7%), and zinc (+44.6%). The significant rise in zinc sales volumes was primarily attributed to Buenavista Zinc concentrator, which is operating at full capacity. However, these gains were partially offset by a decline in molybdenum prices (-10.6%). Additionally, net sales in 2024 were negatively impacted by downward adjustments of $77.6 million related to provisionally priced sales, reflecting the increase in metal prices.

The table below outlines the average published market metals prices for our metals for each of the three years in the three-year period ended December 31, 2024:

				% Variance
	2024	2023	2022	2024 - 2023	2023 - 2022
Copper price ($per pound—LME)	$4.15	$3.85	$4.00	7.8%	(3.8)%
Copper price ($per pound—COMEX)	$4.22	$3.86	$4.01	9.3%	(3.7)%
Molybdenum price ($per pound)(1)	$21.21	$23.73	$18.61	(10.6)%	27.5%
Zinc price ($per pound—LME)	$1.26	$1.20	$1.58	5.0%	(24.1)%
Silver price ($per ounce—COMEX)	$28.25	$23.41	$21.76	20.7%	7.6%
(1)	Platt’s Metals Week Dealer Oxide.

The table below provides our metal sales as a percentage of our total net sales:

	Year Ended
	December 31,
Sales as a percentage of total net sales	2024	2023	2022
Copper	76.6%	76.7%	75.0%
Molybdenum	10.9%	11.4%	11.9%
Silver	5.1%	4.2%	4.0%
Zinc	3.8%	3.0%	3.7%
Other by‑products	3.6%	4.7%	5.4%
Total	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product (in million pounds). The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

				Variance
Copper Sales (million pounds)	2024	2023	2022	2024 - 2023	2023 - 2022
Refined (including SX‑EW)	1,053.3	1,064.1	1,046.7	(10.8)	17.4
Rod	337.8	338.0	411.5	(0.2)	(73.5)
Concentrates and other	678.0	559.7	462.2	118.3	97.5
Total	2,069.1	1,961.8	1,920.4	107.3	41.4

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume:

	Year ended December 31,
Copper Sales by product type	2024	2023	2022
Refined (including SX‑EW)	50.9%	54.2%	54.5%
Rod	16.3%	17.2%	21.4%
Concentrates and other	32.8%	28.5%	24.1%
Total	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components for the three years ended December 31 2024, 2023 and 2022 as a percentage of total production cost:

	Year ended December 31,
	2024	2023	2022
Power	11.0%	13.3%	16.7%
Labor	13.3%	11.6%	10.8%
Fuel	15.4%	15.7%	16.8%
Maintenance	23.4%	21.4%	19.6%
Operating material	19.0%	19.6%	20.1%
Other	17.9%	18.4%	16.0%
Total	100.0%	100.0%	100.0%

2024-2023: Operating costs and expenses were $5,878.7 million in 2024 compared to $5,703.5 million in the same period of 2023. The increase of $175.2 million was primarily due to:

Operating cost and expenses for 2023 ($ in millions)			$5,703.5
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		187.3
	- Repair materials, principally heavy equipment spare parts	118.1
	- Labor costs, which include a $62 million signing bonus related to the collective agreements for Peruvian unions.	88.6
	- Workers participation	43.3
	- Fuel	21.5
	This was partially offset by a decrease in:
	- Energy costs, mainly in Mexico due to a decrease in the price of natural gas.	(68.6)
	- Water	(13.6)
	- Other, net	(2.0)
•	Increase in depreciation, amortization and depletion expense.		12.3
•	Increase in exploration expense.		5.9
•	Increase in selling, general and administrative expenses.		3.3
Less:
•	Decrease in volume and cost of metals purchased from third parties.		(33.5)
Operating cost and expenses for 2024 ($ in millions)			$5,878.7

				Variance
NON‑OPERATING INCOME (EXPENSE)	2024	2023	2022	2024 - 2023	2023 - 2022
Interest expense	$(376.5)	$(376.3)	$(387.1)	$(0.2)	$10.8
Capitalized interest	42.4	49.6	47.0	(7.2)	2.6
Other income (expense)	5.5	3.6	117.1	1.9	(113.5)
Interest income	131.4	86.6	35.0	44.8	51.6
Total non‑operating income (expense)	$(197.3)	$(236.5)	$(188.0)	$39.3	$(48.5)

2024-2023: Non-operating income and expense were a net expense of $197.3 million in 2024, compared to a net expense of $236.5 million in 2023. The $39.3 million decrease in net expense in 2024 was mainly due to:

●	$44.8 million increase in interest income due to higher cash and cash equivalents balances in 2024, and
●	$1.9 million increase in other income; slightly offset by,
●	$7.4 million decrease in interest expense net of capitalized interest.

Income taxes

	Year Ended
	December 31,
	2024	2023	2022
Provision for income taxes ($ in millions)	$1,975.3	$1,518.9	$1,596.1
Effective income tax rate	36.9%	38.4%	37.6%

The income tax provision includes Peruvian, Mexican and U.S. federal income taxes.

Components of income tax provision for 2024, 2023 and 2022 include the following ($ in millions):

	2024	2023	2022
Statutory income tax provision	$1,688.0	$1,284.0	$1,361.6
Peruvian royalty	57.5	44.6	35.8
Mexican royalty	142.9	118.6	142.3
Peruvian special mining tax	86.9	71.7	56.4
Total income tax provision	$1,975.3	$1,518.9	$1,596.1

The decrease in the effective income tax rate in 2024 compared to the same period in 2023 was primarily attributable to a variance in uncertain tax positions recorded in the U.S., Peruvian and Mexican jurisdictions.

Equity earnings of affiliate

In 2024, 2023 and 2022 we recognized $6.4 million, $(2.2) million and $(3.7) million in equity earnings, respectively, which were associated with our 44.2% interest in the Tantahuatay mine.

Net Income attributable to the non-controlling interest

Net income attributable to the non-controlling interest in 2024 was $11.8 and $9.5 million in 2023 and 2022.

Net Income attributable to SCC

Net income attributable to SCC in 2024 amounted to $3,376.8 million, a 39.2% increase from the $2,425.2 million reported in 2023. The rise in net income for 2024 was largely driven by higher metal prices and increased sales volumes for our main products.

SEGMENT RESULTS ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations. Please see a detailed definition of these segments in Item 1 “Business—Business Reporting Segments.”

The following table presents the volume of sales by segment of copper and our significant by-products for each of the years in the three-year period ended December 31, 2024:

				Variance
Copper Sales (million pounds)	2024	2023	2022	2024 - 2023	2023 - 2022
Peruvian operations	890.4	805.8	792.8	84.6	13.0
Mexican open‑pit	1,191.1	1,151.5	1,166.3	39.6	(14.8)
Mexican IMMSA unit	33.0	26.3	25.0	6.7	1.3
Other and intersegment elimination	(45.4)	(21.8)	(63.7)	(23.6)	41.9
Total copper sales	2,069.1	1,961.8	1,920.4	107.3	41.4

				Variance
By‑product Sales (million pounds, except silver—million ounces)	2024	2023	2022	2024 - 2023	2023 - 2022
Peruvian operations:
Molybdenum contained in concentrate	29.5	22.1	25.0	7.4	(2.9)
Silver	5.6	4.4	4.5	1.2	(0.1)
Mexican open‑pit operations:
Molybdenum contained in concentrate	34.5	37.2	32.9	(2.7)	4.3
Silver	11.9	9.9	11.2	2.0	(1.3)
Zinc‑refined and in concentrate	103.4	—	—	103.4	—
IMMSA unit
Zinc‑refined and in concentrate	214.3	219.7	223.0	(5.4)	(3.3)
Silver	6.6	6.9	6.4	(0.3)	0.5
Other and intersegment elimination
Silver	(3.3)	(3.2)	(3.3)	(0.1)	0.1
Total by‑product sales
Molybdenum contained in concentrate	64.0	59.3	57.9	4.7	1.4
Zinc‑refined and in concentrate	317.8	219.7	223.0	98.1	(3.3)
Silver	20.8	18.0	18.8	2.8	(0.8)

Peruvian Open-pit Operations:

				Variance
	2024	2023	2022	2024 - 2023	2023 - 2022
Net sales	$4,604.6	$3,854.3	$3,908.5	$750.3	$(54.2)
Operating costs and expenses	(2,512.1)	(2,380.9)	(2,440.7)	(131.2)	59.8
Operating income	$2,092.5	$1,473.4	$1,467.8	$619.1	$5.6

Net sales:

2024-2023: Net sales in 2024 increased by $750.3 million compared to 2023. This growth was primarily driven by higher copper (+7.8% LME) and silver (+20.7%) prices, as well as increased sales volumes of copper (+10.5%), molybdenum (+33.4%), and silver (+27.4%). However, this was slightly offset by a decline in molybdenum (-10.6%) prices. Additionally, net sales in 2024 were negatively impacted by downward adjustments of $13.7 million related to provisionally priced sales, reflecting the rise in metal prices.

Operating costs and expenses:

2024-2023: Operating costs and expenses were $2,512.1 million in 2024 compared to $2,380.9 million in the same period of 2023. The increase of $131.2 million was primarily due to:

Operating costs and expenses for 2023 ($ in millions)			$2,380.9
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to:		142.7
	- Labor costs, which include a $62 million signing bonus related to the collective agreements for Peruvian unions.	77.3
	- Repair materials, principally heavy equipment spare parts	67.8
	- Workers participation	53.5
	- Operating contractors	17.3
	- Energy costs	7.4
	This was partially offset by a decrease in:
	- Inventory variance	(68.3)
	- Explosives and reagents	(9.5)
	- Other, net	(2.8)
•	Increase in exploration expenses.		4.1
Less:
•	Decrease in depreciation, amortization and depletion expense.		(9.2)
•	Decrease in cost of metals purchased from third parties.		(6.1)
•	Decrease in selling, general and administrative expenses.		(0.3)
Operating costs and expenses for 2024 ($ in millions)			$2,512.1

Mexican Open-pit Operations:

				Variance
	2024	2023	2022	2024 - 2023	2023 - 2022
Net sales	$6,317.0	$5,562.3	$5,772.6	$754.7	$(210.3)
Operating costs and expenses	(2,932.9)	(2,787.5)	(2,817.9)	(145.4)	30.4
Operating income	$3,384.1	$2,774.8	$2,954.7	$609.3	$(179.9)

Net sales:

2024-2023: Net sales in 2024 increased by $754.7 million compared to 2023. This growth was primarily driven by higher copper (+9.3% - COMEX) and silver (+20.7%) prices; higher sales volumes of copper (+3.4%), silver (+19.7%); and the $137.3 million in zinc sales contributed by startup at the Buenavista zinc concentrator in the first quarter of 2024. This was slightly offset by a decline in molybdenum prices (-10.6%) and volumes sold (-7.2%).

Operating costs and expenses:

2024-2023: Operating costs and expenses were $2,932.9 million in 2024 compared to $2,787.5 million in the same period of 2023. The increase of $145.4 million was primarily due to:

Operating costs and expenses for 2023 ($ in millions)			$2,787.5
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to:		86.7
	- Foreign currency effect	78.2
	- Repair materials, principally heavy equipment spare parts.	57.8
	- Inventory variance	28.8
	- Fuel	23.7
	- Other, net	4.1
	This was partially offset by a decrease in:
	- Energy costs, mainly due to a decrease in the price of natural gas.	(72.2)
	- Workers participation	(19.8)
	- Water	(13.9)
•	Increase in cost and volume of metals purchased from third parties.		35.7
•	Increase in depreciation, amortization and depletion expense.		19.7
•	Increase in exploration expenses.		2.5
•	Increase in selling, general and administrative expenses.		0.8
Operating costs and expenses for 2024 ($ in millions)			$2,932.9

Mexican Underground Operations (IMMSA):

IMMSA unit:
				Variance
	2024	2023	2022	2024 - 2023	2023 - 2022
Net sales	$704.1	$630.8	$666.5	$73.3	$(35.7)
Operating costs and expenses	(574.9)	(635.0)	(605.9)	60.1	(29.1)
Operating income	$129.2	$(4.2)	$60.6	$133.4	$(64.8)

Net sales:

2024-2023: Net sales in 2024 increased by $73.3 million compared to 2023. This growth was primarily driven by higher copper (+9.3% - COMEX), silver (+20.7%) and zinc (+5.0%) prices, and an increase in the sales volume of copper (+25.6%). This was partially offset by a decline in sales volumes of silver (-3.7%), and zinc (-2.5%).

Operating costs and expenses:

2024-2023: Operating costs and expenses were $574.9 million in 2024 compared to $635.0 million in the same period of 2023. The decrease of $60.1 million was primarily due to:

Operating costs and expenses for 2023 ($ in millions)			$635.0
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to:		(43.5)
	- Foreign currency effect	(27.0)
	- Operating contractors	(13.7)
	- Repair materials	(7.5)
	- Energy costs	(3.8)
	- Other, net	(0.3)
	This was partially offset by an increase in:
	- Workers participation	8.8
•	Decrease in cost of metals purchased from third parties.		(23.0)
Plus:
•	Increase in depreciation, amortization and depletion expense.		2.5
•	Increase in selling, general and administrative expenses.		2.0
•	Increase in exploration expenses.		1.9
Operating costs and expenses for 2024 ($ in millions)			$574.9

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

LIQUIDITY AND CAPITAL RESOURCES

The following discussion relates to our liquidity and capital resources for each of the years in the three-year period ended December 31, 2024.

Cash Flow:

The following table shows the cash flow for the three year period ended December 31, 2024 (in millions):

				Variance
	2024	2023	2022	2024 - 2023	2023 - 2022
Net cash provided by operating activities	$4,421.7	$3,573.1	$2,802.5	$848.6	$770.6
Net cash used in investing activities	$(673.3)	$(1,398.4)	$(666.8)	$725.1	$(731.6)
Net cash used in financing activities	$(1,645.2)	$(3,101.2)	$(3,011.0)	$1,456.0	$(90.2)

Net cash provided by operating activities:

The 2024, 2023 and 2022 change in net cash from operating activities include (in millions):

				Variance
	2024	2023	2022	2024 - 2023	2023 - 2022
Net income	$3,388.6	$2,434.7	$2,648.0	$953.9	$(213.3)
Depreciation, amortization and depletion	845.9	833.6	796.3	12.3	37.3
(Benefit) provision for deferred income taxes	(52.2)	(59.1)	118.6	6.9	(177.7)
Loss on foreign currency transaction effect	13.7	10.4	41.9	3.3	(31.5)
Other adjustments to net income	(13.0)	43.5	37.9	(56.5)	5.6
Operating assets and liabilities	238.7	310.0	(840.2)	(71.3)	1,150.2
Net cash provided by operating activities	$4,421.7	$3,573.1	$2,802.5	$848.6	$770.6

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts and changes in operating assets and liabilities.

2024: Net income was $3,388.6 million, which represented 76.6% of the net operating cash flow.

Changes in operating assets and liabilities increased cash flow by $238.7 million, driven by the following variances:

●	$(48.5) million increase in trade accounts receivable, principally at our Mexican operations.
●	$385.7 million increase in accounts payable and accrued liabilities, which was mainly driven by an increase in accrued income taxes and workers participation at our Peruvian and Mexican operations, resulting from the improvement in income before taxes in 2024.
●	$(56.1) million net increase in inventory; mainly work in process at our Peruvian operations.
●	$(42.4) million increase in other operating assets and liabilities, net.

Net cash used in investing activities:

2024: Net cash used for investing activities in 2024 included $1,027.3 million for capital investments. This included $756.0 million of investments at our Mexican operations and $271.3 million at our Peruvian operations. For further information, please see “Capital Investment Program” under this Item on page 102.

The 2024 investing activities also included net proceeds of short-term investments of $354.0 million.

2023: Net cash used for investing activities in 2023 included $1,008.6 million for capital investments. This included $685.9 million of investments at our Mexican operations and $322.7 million at our Peruvian operations. For further information, please see “Capital Investment Program” under this Item on page 102.

The 2023 investing activities also included net purchases of short-term investments of $391.0 million.

Net cash used in financing activities:

2024: Net cash used in financing activities in 2024 was $1,645.2 million and included a cash dividend distribution of $1,637.2 million.

2023: Net cash used in financing activities in 2023 was $3,101.2 million and included a dividend distribution of $3,092.4 million.

Other Liquidity Considerations

We expect that we will meet our cash requirements for 2025 and beyond from cash on hand and internally generated funds. In addition, we believe that we will be able to access additional external financing on reasonable terms, if required.

As of December 31, 2024, $577.6 million of the Company´s total cash, cash equivalents and short-term investments of $3,503.4 million were held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. Earnings of the Company’s Peruvian branch are not subject to transition taxes since they are taxed in the United States on a current basis.

Dividend: On January 23, 2025, the Board of Directors authorized a quarterly cash dividend of $0.70 per share of common stock and a stock dividend of 0.0073 shares of common stock per share of common stock, paid on February 27, 2025, for shareholders of record at the close of business on February 11, 2025.

In lieu of fractional shares, cash was distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $95.86, which is the average of the high and low share price on January 23, 2025.

FINANCING

Our total debt as of December 31, 2024 was $6,258.3 million, compared to $6,254.6 million at December 31, 2023, net of the unamortized discount and issuance costs of notes issued under par for $92.8 million and $96.5 million as of December 31, 2024 and 2023, respectively. This debt is all denominated in dollars at fixed interest rates, weighed at 5.82%.

On February 5, 2025, our subsidiary Minera Mexico S.A. de C.V. issued a $1 billion 7-year Note of fixed-rate senior unsecured notes. This debt is due in 2032 and has an annual interest rate of 5.625%.

During our marketing effort, we held meetings with 85 global and local fixed income investors and received purchase orders from high quality institutional investors. We received orders for $3.5 billion, a demand of 3.5 times the offering. Proceeds will provide the Company with additional liquidity to finance our Mexican capital expenditures and Minera Mexico’s general corporate purposes.

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

CONTRACTUAL AND OTHER OBLIGATIONS

As of December 31, 2024, our most significant contractual obligations include interest and principal on debt, workers’ participation, pension and post-retirement obligations, payments for operating leases, asset retirement obligations, and commitments for purchasing energy and for capital investment projects.

Interest on debt is calculated at rates in effect at December 31, 2024. As all our debt is at fixed rates, future expenditures will not change due to rate changes. Please refer to Note 11 “Financing” of the consolidated financial statements for a description of our long-term debt arrangements and credit facilities.

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

In June 2014, we entered into a power purchase agreement for 120 megawatt (“MW”) with the state company Electroperu S.A., which began supplying energy for our Peruvian operations for twenty years starting on April 17, 2017. In July 2014, we entered into a power purchase agreement for 120MW with a private power generator Kallpa Generacion S.A. (“Kallpa”), which began supplying energy for our Peruvian operations for ten years starting on April 17, 2017. In May 2016, we signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects starting on May 1, 2017 and ending on October 31, 2029. In the third quarter of 2024, Parque Eolico de Fenicias began supplying energy to the IMMSA unit. For further information, please see Note 18 “Related party transactions”.

Additionally, we have a commitment to purchase power for our Mexican operations from MGE, a subsidiary of Grupo Mexico through 2032. See Note 13 “Commitment and Contingencies—Other commitments”.

Our long-term estimated power costs are subject to change as energy generation costs change and our forecasted power requirements through the life of the agreements change. In addition, as of December 31, 2024, the Company has committed approximately $236.2 million for the development of its capital investment projects. These include committed purchase orders and executed contracts for our Mexican projects and for our Peruvian expansion projects.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 100) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound in the table below:

	2024		2023		2022

		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$4,841.4	$2.35	$4,687.7	$2.42	$4,649.1	$2.45
Add:
Selling, general and administrative	130.5	0.06	127.2	0.07	125.0	0.07
Sales premiums, net of treatment and refining charges	(39.5)	(0.02)	(7.7)	(0.00)	(21.0)	(0.01)
Less:
Workers’ participation	(296.4)	(0.15)	(253.2)	(0.13)	(282.9)	(0.15)
Cost of metals purchased from third parties	(162.4)	(0.08)	(195.8)	(0.10)	(316.8)	(0.17)
Royalty charge and other, net	(96.9)	(0.05)	(116.7)	(0.06)	(300.9)	(0.16)
Inventory change	12.8	0.01	(6.5)	(0.00)	(26.8)	(0.01)
Operating Cash Cost before by‑product revenues	$4,389.5	$2.13	$4,235.0	$2.19	$3,825.7	$2.02
Add:
By‑product revenues(1)	(2,524.1)	(1.23)	(2,194.0)	(1.13)	(2,327.2)	(1.22)
Net revenue on sale of metal purchased from third parties	(42.2)	(0.02)	(49.8)	(0.03)	(28.6)	(0.02)
Total by‑product revenues	(2,566.3)	(1.25)	(2,243.8)	(1.16)	(2,355.8)	(1.24)

Operating Cash Cost net of by‑product revenues	1,823.2	0.89	1,991.2	1.03	1,469.9	0.78

Total pounds of copper produced (in millions)	2,057.7		1,935.4		1,894.7
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	2024		2023		2022

		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(1,246.4)	$(0.61)	$(1,129.7)	$(0.58)	$(1,192.7)	$(0.63)
Silver	(529.4)	(0.26)	(390.6)	(0.20)	(370.5)	(0.20)
Zinc	(354.3)	(0.17)	(226.0)	(0.12)	(242.9)	(0.13)
Sulfuric Acid	(262.4)	(0.13)	(318.4)	(0.17)	(395.8)	(0.21)
Gold	(81.4)	(0.04)	(77.4)	(0.04)	(81.0)	(0.04)
Other	(50.2)	(0.02)	(51.9)	(0.03)	(44.3)	(0.01)
Total	$(2,524.1)	$(1.23)	$(2,194.0)	$(1.13)	$(2,327.2)	$(1.22)

The by-product revenue presented does not match with the sales value reported by segment on page 178 because the above table excludes purchases from third parties, which are reclassified to net revenue on sale of metal purchased from third parties.

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

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Given that our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances for the three years ended December 31, 2024 are provided in the table below:

	Year Ended
	December 31,
	2024	2023	2022
Peru:
Peruvian inflation rate	2.0%	3.2%	8.5%

Initial exchange rate	3.713	3.820	3.998
Closing exchange rate	3.770	3.713	3.820
Appreciation/(devaluation)	(1.5)%	2.8%	4.5%

Mexico:
Mexican inflation rate	4.2%	4.7%	7.8%

Initial exchange rate	16.894	19.362	20.584
Closing exchange rate	20.268	16.894	19.362
Appreciation/(devaluation)	(20.0)%	12.7%	5.9%

Change in monetary position:

Assuming an exchange rate variance of 10% at December 31, 2024, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$33.9
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(41.4)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(9.3)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$11.3

The net monetary position is net of those assets and liabilities that are sol or peso denominated as of December 31, 2024.

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

Cash Flow Hedges of Natural Gas

In the third quarter of 2021, the Company acquired two derivative instruments that became effective in November 2021 and expired in March 2022. The Company’s objective in using natural gas derivatives was to protect the stability of natural gas costs and manage exposure to natural gas price increases. The Company assessed these derivative instruments as Cash Flow Hedges. As such, the effective portions of said hedges were recorded as earnings in the same period or periods in which the hedged transaction affected earnings. The Company did not identify any ineffective portions of these derivatives. As of December 31, 2024, the Company held no derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Ore stockpiles on Leach Pads – Capitalization of costs attributable to leachable material - Refer to Note 4 “Inventories” to the consolidated financial statements

Critical Audit Matter Description

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s assertions that extraction and production costs are capitalized in the appropriate amounts included the following, among others:

●	We obtained an understanding and evaluated the Company’s methodology for determining the productions costs capitalized and the estimates of recoverable mineral content contained in the leaching material deposited in the leaching pads.
●	We tested the effectiveness of controls over management’s review of the copper content grade, the solubility index and the recovery rate used to determine the monthly average rate to be used in the calculation, which included an evaluation of the competence, objectivity and authority of the personnel involved and management’s experts in the determination of the copper content grade, the solubility index and the recovery rate; the identification of costs to be capitalized as part of the leaching process; and reconciliations of mineral received for the leaching process.
●	We tested the effectiveness of general IT controls for the relevant systems identified that process information that is considered significant in the calculation of the Company’s estimate.
●	We independently recalculated the monthly average copper content grade and the monthly average solubility index to obtain the reasonability of the inputs used in the estimate.
●	We involved technical specialists to evaluate the methodology and inputs used by the Company to determine the recoverability of copper from the leach pads and challenge, from a technical perspective, if the balance as of December 31, 2024 represents copper that will be recovered as estimated by the Company. Such involvement also consisted of site visits to the Mexican mining operations where ore stockpiles on leach pads existed.

Galaz, Yamazaki, Ruiz Urquiza, S.C.

Member of Deloitte Touche Tohmatsu Limited

/s/ Galaz, Yamazaki, Ruiz Urquiza, S.C.
Mexico City, Mexico
March 3, 2025
We have served as the Company’s auditor since 2009

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, (in millions, except for per share amounts)	2024	2023	2022

Net sales (including sales to related parties, see note 18)	$11,433.4	$9,895.8	$10,047.9
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	4,841.4	4,687.7	4,649.1
Selling, general and administrative	130.5	127.2	125.0
Depreciation, amortization and depletion	845.9	833.6	796.3
Exploration	60.9	55.0	41.7
Total operating costs and expenses	5,878.7	5,703.5	5,612.1

Operating income	5,554.7	4,192.3	4,435.8

Interest expense	(376.5)	(376.3)	(387.1)
Capitalized interest	42.4	49.6	47.0
Other income (expense)	5.5	3.6	117.1
Interest income	131.4	86.6	35.0
Income before income taxes	5,357.4	3,955.8	4,247.8
Income taxes (including royalty taxes, see Note 7)	2,027.4	1,578.0	1,477.5
Deferred income taxes	(52.2)	(59.1)	118.6
Net income before equity earnings of affiliate	3,382.1	2,436.9	2,651.7
Equity earnings of affiliate, net of income tax	6.4	(2.2)	(3.7)
Net income	3,388.6	2,434.7	2,648.0
Less: Net income attributable to the non-controlling interest	11.8	9.5	9.5
Net income attributable to SCC	$3,376.8	$2,425.2	$2,638.5

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$4.34	$3.14	$3.41

Weighted average shares outstanding-basic and diluted	780.4	773.1	773.1

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2024	2023	2022

	(in millions)
COMPREHENSIVE INCOME:
Net income and comprehensive income	$3,388.6	$2,434.7	$2,648.0
Other comprehensive income (loss) net of tax:
—Decrease (increase) in pension and other post-retirement benefits (net of income tax of $(3.8), $(0.4) and $(0.2), respectively)	5.8	1.0	1.0
- Unrealized (loss) on derivative instruments classified as cash flow hedge (net of income tax of $0.2 million in 2022)	—	—	(0.6)
Total other comprehensive income (loss)	5.8	1.0	0.4
Total comprehensive income	3,394.4	2,435.7	2,648.4
Comprehensive income attributable to the non-controlling interest	11.8	9.5	9.5
Comprehensive income attributable to SCC	$3,382.6	$2,426.2	$2,638.9

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$3,258.1	$1,151.5
Short-term investments	245.3	599.3
Accounts receivable trade	1,189.6	1,141.1
Accounts receivable other (including related parties 2024- $13.5 and 2023 - $27.3)	54.2	87.2
Inventories	1,048.9	1,016.9
Prepaid taxes	346.7	395.4
Other current assets	31.7	38.1
Total current assets	6,174.3	4,429.5

Property and mine development, net	9,883.3	9,782.9
Ore stockpiles on leach pads	1,145.8	1,121.7
Intangible assets, net	124.6	130.2
Right-of-use assets	739.5	775.4
Deferred income tax	310.6	256.1
Equity method investment	111.9	108.2
Other non-current assets	223.5	121.3
Total assets	$18,713.5	$16,725.3

LIABILITIES
Current liabilities:
Current portion of long-term debt	$499.8	$—
Accounts payable (including related parties 2024 - $49.2 and 2023 - $93.6)	615.2	652.6
Accrued income taxes	635.2	278.3
Accrued workers’ participation	280.8	245.7
Accrued interest	97.1	97.1
Lease liabilities current	81.8	78.0
Other accrued liabilities	38.1	36.8
Total current liabilities	2,248.1	1,388.5

Long-term debt, net of current portion	5,758.5	6,254.6
Lease liabilities	657.6	697.4
Deferred income taxes	124.5	132.2
Non-current taxes payable	104.9	92.7
Other liabilities and reserves	35.6	66.2
Asset retirement obligation	546.1	612.5
Total non-current liabilities	7,227.3	7,855.6

Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY (NOTE 14)
Common stock par value $0.01; shares authorized, 2024 and 2023–2,000; shares issued, 2024 and 2023–884.6	8.8	8.8
Additional paid-in capital	5,026.0	3,532.8
Retained earnings	6,839.6	7,033.5
Accumulated other comprehensive income	(2.2)	(8.0)
Treasury stock, at cost, common shares	(2,700.7)	(3,149.0)
Total Southern Copper Corporation stockholders’ equity	9,171.6	7,418.1
Non-controlling interest	66.6	63.1
Total equity	9,238.1	7,481.2
Total liabilities and equity	$18,713.5	$16,725.3

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,
(in millions)	2024	2023	2022

OPERATING ACTIVITIES
Net income	$3,388.6	$2,434.7	$2,648.0
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	845.9	833.6	796.3
Equity earnings of affiliate, net of dividends received	(3.7)	2.6	4.6
Loss on foreign currency transaction effect	13.7	10.4	41.9
(Benefit) provision for deferred income taxes	(52.2)	(59.1)	118.6
Net charges for asset retirement obligations, including accretion	(24.4)	26.1	16.4
Other, net	15.2	14.8	16.9
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable trade	(48.5)	253.0	(35.4)
Increase in inventories	(56.1)	(60.4)	(7.7)
Increase (decrease) in accounts payable and accrued liabilities	385.7	152.1	(718.0)
Decrease (increase) in other operating assets and liabilities	(42.4)	(34.7)	(79.1)
Net cash provided by operating activities	4,421.7	3,573.1	2,802.5
INVESTING ACTIVITIES
Capital expenditures	(1,027.3)	(1,008.6)	(948.5)
Purchase of short-term investments	(611.8)	(808.7)	(486.2)
Proceeds on sale of short-term investments	965.8	417.7	764.7
Other, net	—	1.2	3.2
Net cash used in investing activities	(673.3)	(1,398.4)	(666.8)
FINANCING ACTIVITIES
Repayments of debt	—	—	(300.0)
Cash dividends paid to common stockholders	(1,637.2)	(3,092.4)	(2,705.8)
Distributions to non-controlling interest	(8.3)	(9.1)	(5.5)
Other, net	0.4	0.3	0.3
Net cash used in financing activities	(1,645.2)	(3,101.2)	(3,011.0)
Effect of exchange rate changes on cash and cash equivalents	3.4	8.3	(57.0)
Increase (decrease) in cash and cash equivalents	2,106.6	(918.2)	(932.3)
Cash and cash equivalents, at beginning of year	1,151.5	2,069.7	3,002.0
Cash and cash equivalents, at end of year	$3,258.1	$1,151.5	$2,069.7

	2024	2023	2022

	(in millions)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$369.7	$369.7	$380.2
Income taxes	$1,590.8	$1,434.0	$2,391.5
Workers’ participation	$262.2	$258.2	$450.6
Supplemental schedule of non-cash operating, investing and financing activities:
Decrease in pension and other post-retirement benefits	$5.8	$1.0	$1.0
Capital expenditures incurred but not yet paid	$19.8	$16.1	$18.5

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions)	2024	2023	2022

TOTAL EQUITY, beginning of year	$7,481.2	$8,146.9	$8,207.8
STOCKHOLDERS’ EQUITY, beginning of year	7,418.1	8,084.2	8,149.2
CAPITAL STOCK:
Balance at beginning and end of year:	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	3,532.8	3,489.7	3,454.1
Dividends paid in common stock	1,510.2	—	—
Other activity of the period	(17.0)	43.1	35.6
Balance at end of year	5,026.0	3,532.8	3,489.7
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the year	(2,766.6)	(2,766.9)	(2,767.2)
Dividends paid in common stock	428.9	—	—
Used for corporate purposes	0.4	0.3	0.3
Balance at end of year	(2,337.3)	(2,766.6)	(2,766.9)
Parent Company common shares
Balance at beginning of year	(382.4)	(340.7)	(306.8)
Other activity, including dividend, interest and foreign currency transaction effect	19.0	(41.7)	(33.9)
Balance at end of year	(363.4)	(382.4)	(340.7)
Treasury stock balance at end of year	(2,700.7)	(3,149.0)	(3,107.6)
RETAINED EARNINGS:
Balance at beginning of year	7,033.5	7,702.3	7,769.7
Net earnings	3,376.8	2,425.2	2,638.5
Dividends declared and paid, common stock, per share, 2024- $2.10, 2023– $4.00, 2022 - $3.50	(1,637.2)	(3,092.4)	(2,705.8)
Dividends paid in common stock	(1,939.2)	—	—
Other activity of the period	5.8	(1.6)	—
Balance at end of year	6,839.7	7,033.5	7,702.3
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of year	(8.0)	(9.0)	(9.4)
Other comprehensive income (loss)	5.8	1.0	0.4
Balance at end of year	(2.2)	(8.0)	(9.0)
STOCKHOLDERS’ EQUITY, end of year	9,171.6	7,418.1	8,084.2
NON-CONTROLLING INTEREST, beginning of year	63.1	62.7	58.6
Net earnings	11.8	9.5	9.5
Distributions paid	(8.3)	(9.1)	(5.5)
NON-CONTROLLING INTEREST, end of year	66.6	63.1	62.7
TOTAL EQUITY, end of year	$9,238.1	$7,481.2	$8,146.9

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). At December 31, 2024, Grupo Mexico through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation ("SCC", "Southern Copper" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Mexico and Peru.

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

For contracts with a term greater than one year, the Company is unable to disclose an allocation of the transaction price to the remaining unsatisfied performance obligation, given that unit prices of mineral sold are determined by published commodity prices at specified dates within the contract. The volume of mineral to be delivered after the first year of the contract is subject to annual volume negotiations in accordance with the terms of the contract. As of December 31, 2024, the Company has long-term contracts with promises to deliver in 2025 for a total of 217,500 metric tonnes of copper concentrate; 48,000 metric tonnes of copper cathodes; 19,878 tonnes of molybdenum concentrate; and 442,774 tonnes of sulfuric acid. These are estimates and may vary from actual deliveries in 2025 and 2026 based on negotiations with customers as mentioned above.

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

Long-term inventory-Ore stockpiles on leach pads

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

For the years ended December 31, 2024, 2023 and 2022, the Company did not capitalize any drilling and related costs.

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

The Company updates its estimate of mineral reserves at the beginning of each year. In 2021, the Company adopted SEC’s mining property disclosure requirements (Regulation S-K, Subpart 1300). Consequently, in 2022, 2023 and 2024, the Company based its mineral reserve estimates on a long-term price assumption of $3.30 per pound of copper. The ore reserve estimates are used to determine the amortization of mine development and intangible assets.

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

Other comprehensive income—

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the fiscal years ended December 31, 2024, 2023 and 2022, the components of "other comprehensive income (loss)" were, the unrecognized gain (loss) on employee benefit obligations and unrealized gain (loss) on derivative instruments classified as cash flow hedge.

Business segments-

Company management views Southern Copper as having three reportable segments and manages it on the basis of these segments. The segments identified by the Company are: 1) the Peruvian operations, which include the two open-pit copper mines in Peru and the plants and services supporting such mines, 2) the Mexican open-pit copper mines, which include La Caridad-Pilares and Buenavista mine complexes and their supporting facilities and 3) the Mexican underground mining operations, which include five underground mines that produce zinc, lead, copper, silver and gold, a coal mine and a zinc refinery. Please see Note 19 “Segment and Related Information.”

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

ADOPTION OF SEGMENT REPORTING STANDARD

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07: “Segment Reporting – Improvements to reportable segment disclosures (Topic 280)”. This ASU expanded the requirements for segment disclosures mainly through additional disclosures for significant segment expenses and other matters, but did not modify the management approach to segment reporting. The ASU was adopted on January 1, 2025, and the expanded disclosure requirements are incorporated in Note 19 “Segment and Related Information”.

NOTE 3—SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	At December 31,
	2024	2023
Trading securities	$245.2	$599.1
Weighted average interest rate	4.7%	5.7%

Available-for-sale	$0.2	$0.2
Weighted average interest rate	0.9%	0.8%
Total	$245.3	$599.3

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and, as of December 31, 2024 and 2023, included asset and mortgage backed obligations. As of December 31, 2024 and 2023, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Years ended
	December 31,
	2024		2023
Trading:
Interest earned		$25.7		$21.0
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)

Available-for-sale:
Interest earned	$	(*)	$	(*)
Investment redeemed		$—		$0.1

(*)   Less than $0.1 million

At December 31, 2024 and 2023, contractual maturities of the available-for-sale debt securities are as follows (in millions):

	2024	2023
One year or less	$—	$—
Maturing after one year through five years	—	—
Maturing after five years through ten years	—	—
Due after 10 years	0.2	0.2
Total debt securities	$0.2	$0.2

NOTE 4—INVENTORIES:

	At December 31,
(in millions)	2024	2023
Inventory, current:
Metals at average cost:
Finished goods	$55.9	$68.8
Work-in-process	343.8	313.0
Ore stockpiles on leach pads	217.2	230.9
Supplies at average cost	431.9	404.2
Total current inventory	$1,048.9	$1,016.9
Inventory, long-term:
Ore stockpiles on leach pads	$1,145.8	$1,121.7

Total leaching costs added as long-term inventory of ore stockpiles in leach pads amounted to $249.5 million, $291.6 million and $264.3 million in 2024, 2023 and 2022, respectively. Long-term leaching inventories recognized as cost of sales amounted to $239.0 million, $263.0 million and $297.5 million in 2024, 2023 and 2022, respectively.

NOTE 5—PROPERTY:

	At December 31,
(in millions)	2024	2023
Buildings and equipment	$18,013.5	$17,439.3
Construction in progress	1,579.1	1,664.8
Mine development	348.8	320.7
Mineral assets	83.2	83.2
Land, other than mineral	340.1	277.5
Total property	20,364.7	19,785.5
Accumulated depreciation, amortization and depletion	(10,481.4)	(10,002.6)
Total property and mine development, net	$9,883.3	$9,782.9

Depreciation and depletion expense for the years ended December 31, 2024, 2023 and 2022 totaled $836.8 million, $825.7 million and $790.3 million, respectively.

NOTE 6—INTANGIBLE ASSETS:

	At December 31,
(in millions)	2024	2023
Mining concessions	$121.2	$121.2
Mine engineering and development studies	19.8	19.8
Software	77.8	74.3
	218.8	215.3
Accumulated amortization:
Mining concessions	(46.4)	(44.2)
Mine engineering and development studies	(19.8)	(19.8)
Software	(69.9)	(63.0)
	(136.1)	(127.0)
Goodwill	41.9	41.9
Intangible assets, net	$124.6	$130.2

Amortization of intangibles for the years ended December 31, 2024, 2023 and 2022 totaled $9.1 million, $7.9 million and $7.3 million, respectively. Estimated amortization is as follows:

Estimated amortization expense (in millions):
2025	$7.4
2026	2.8
2027	2.0
2028	1.9
2029	1.9
Total 2025 - 2029	$16.0
Average annual	$3.2

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

The components of the provision for income taxes for the three years ended December 31, 2024, are as follows:

(in millions)	2024	2023	2022
U.S. federal and state:
Current	$(4.8)	$4.6	$0.1
Deferred	—	—	—
Uncertain tax positions	(0.6)	0.6	—
	(5.4)	5.2	0.1
Foreign (Peru and Mexico):
Current	1,985.8	1,491.0	1,443.1
Deferred	(52.2)	(59.1)	118.6
Uncertain tax positions	47.1	81.8	34.3
	1,980.7	1,513.7	1,596.0
Total provision for income taxes	$1,975.3	$1,518.9	$1,596.1

The source of income is as follows:

(in millions)	2024	2023	2022
Earnings by location:
U.S.	$31.5	$23.3	$0.5
Foreign
Peru	1,796.4	1,151.3	1,167.8
Mexico	3,529.5	2,781.2	3,079.5
	5,325.9	3,932.5	4,247.3
Earnings before taxes on income	$5,357.4	$3,955.8	$4,247.8

The reconciliation of the statutory income tax rate to the effective tax rate for the three years ended December 31, 2024, is as follows (in percentage points):

	2024	2023	2022
Expected tax at U.S. statutory rate	21.0%	21.0%	21.0%
Foreign tax at other than statutory rate, net of foreign tax credit benefit (1)	13.9	15.3	14.7
Percentage depletion	(2.1)	(2.4)	(2.1)
Other permanent differences	(0.4)	(0.3)	(0.1)
Additional valuation allowance on U.S. deferred tax assets, foreign tax credits and U.S. tax effect on Peruvian deferred taxes	4.5	6.3	5.5
Increase (decrease) in unrecognized tax benefits for uncertain tax positions	1.2	1.9	1.5
Amounts (over) / under provided in prior years	0.5	(0.4)	(1.7)
Other	(1.7)	(3.0)	(1.2)
Effective income tax rate	36.9%	38.4%	37.6%

(1)	Foreign tax at other than statutory rates, net of foreign tax credit benefit, also includes the effects of permanent differences in Peru and Mexico, that are determined at the local statutory rate.

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

Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards:

	At December 31,
(in millions)	2024	2023
Assets:
Inventories	$57.2	$52.4
Capitalized exploration expenses	19.2	15.6
U.S. foreign tax credit carryforward, net of Uncertain Tax Positions	2,171.3	1,904.1
U.S. tax effect of Peruvian deferred tax liability	85.7	83.5
U.S. tax effect of Peruvian Uncertain Tax Positions	59.6	69.6
Reserves	284.3	315.4
Deferred workers participation	12.2	12.2
Accrued salaries, wages and vacations	8.4	7.7
Sales price adjustment (PUI)	4.2	(0.3)
Deferred charges	106.8	—
Valuation allowance on U.S. deferred tax assets, foreign tax credits and U.S. tax effect of Peruvian deferreds	(2,545.9)	(2,301.7)
Accrued royalty and special mining tax	14.1	29.6
Other	11.3	16.5
Total deferred tax assets	288.4	204.6

	At December 31,
(in millions)	2024	2023
Liabilities:
Property, plant and equipment	(92.0)	(68.1)
Social responsibility expenses	(10.3)	(9.7)
Deferred charges	—	(2.9)
Total deferred tax liabilities	(102.3)	(80.7)
Total net deferred tax (liabilities) / assets	$186.1	$123.9

The valuation allowance increased by $244.2 million in 2024, which was primarily due to the valuation of unutilized Foreign Tax Credits generated in 2024 and the valuation of the anticipatory foreign tax credits for the U.S. Tax effect of Peruvian deferred tax related to uncertain tax position liabilities. The Peru branch operations are taxed in the U.S. as a flow through entity to SCC. Since the Peruvian tax rate of 29.5% now exceeds the U.S. tax rate of 21%, management expects that it is more likely than not that the benefit of excess credits generated in the current year will not be realizable.

U.S. Tax Matters—

As of December 31, 2024, the Company considers its ownership of the stock of Minera Mexico to be essentially permanent in duration. Income from subsidiaries, such as Minera Mexico, is included in the Global Intangible Low Tax Income (“GILTI”) on a current year basis.

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

As of December 31, 2024, $577.6 million of the Company´s total cash, cash equivalents and short-term investments of $3,503.4 million were held by foreign subsidiaries. The cash, cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. The Company has determined that as of December 31, 2024, a deferred tax asset of $0.1 billion exists with respect to its investment in foreign subsidiaries. Tax accounting guidance provided in ASC 740 requires this asset to be recognized only if the basis difference will reverse in the foreseeable future. Management has no plans that would result in the reversal of this temporary difference and consequently, no deferred tax asset has been recorded. Future dividends from these subsidiaries may not be subject to federal income tax in the U.S., and the Company incurs no state income tax liability. Additionally, there are no withholding taxes due to the tax treaty between the United States and Mexico. Distributions of earnings from the Company's Peruvian branch to the United States are not subject to U.S. taxes on repatriation. The Company's branch operations are not foreign corporations. They are mainly comprised of operations that are branches of the Company's U.S. operations and are taxed on a current basis.

As of December 31, 2024, there were $2,198.4 million of foreign tax credits available for carryback or carryforward. These credits have a one-year carryback and a ten-year carryforward period and can be used to reduce U.S. income tax on foreign earnings. There were no other unused U.S. tax credits as of December 31, 2024. These credits will expire if not utilized by the end of the years listed below:

Year	Amount
2025	146.7
2026	110.3
2027	-
2028	171.8
2029	234.5
2030	263.3
2031	582.3
2032	161.2
2033	244.0
2034	284.3
Total	$2,198.4

These foreign tax credits are presented above on a gross basis and have not been adjusted for any unrecognized tax benefits. In accordance with ASC 740, the Company has recorded $27.1 million for the U.S. jurisdiction unrecognized tax benefit as an offset to the Company’s deferred tax asset for foreign tax credits. The remaining foreign tax credits of $2,171.3 million have a full valuation allowance against them at December 31, 2024. It is the expectation of management that with the reduction in the U.S. corporate tax rate to 21% and considering the corporate tax rates in Mexico of 30% and in Peru at 29.5%, it is unlikely the excess foreign tax credits can be utilized. Additionally, foreign dividends may no longer be taxed in the U.S. due to the GILTI rules and thereby reducing the U.S. tax on foreign source income and limiting the ability to utilize foreign tax credits generated before the 2017 Tax Cuts and Jobs Act.

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

Peruvian Tax Matters—

Mining royalty charge: The royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. The minimum royalty charge is recorded as cost of sales and those amounts assessed at higher rates are included in the income tax provision. The Company accrued $103.4 million, $84.8 million and $71.4 million of royalty charges in 2024, 2023 and 2022, respectively, of which $57.5 million, $44.6 million and $35.8 million were included in income taxes in 2024, 2023 and 2022, respectively.

Peruvian special mining tax: This tax is based on operating income with graduated rates increasing from 2% to 8.4%. The Company recognized $86.9 million, $71.7 million and $56.4 million in 2024, 2023 and 2022, respectively for this tax. These amounts were included as income taxes in the Consolidated Statement of Earnings.

Mexican Tax Matters—

Since 2014, Mexican mining entities have been required to pay a mining royalty of 7.5% on taxable earnings before taxes, depreciation, and interest; and an additional royalty of 0.5% over gross receipts from sales of gold, silver and platinum. In 2024, the mining royalty was $119.5 million and the additional royalty was $1.4 million.

On December 19, 2024, several changes to the Federal Rights Law (Ley Federal de Derechos), which became effective on January 1, 2025, were published in the Federal Official Gazette. Among the key changes are increases in the rates for the mining royalty, from 7.5% to 8.5%, and the additional royalty, from 0.5% to 1%. The effect of these changes on deferred tax assets and liabilities was less than $1 million. No other significant tax increases for 2025 are expected.

Accounting for Uncertainty in Income Taxes—

The total amount of unrecognized tax benefits in 2024, 2023 and 2022, was as follows (in millions):

	2024	2023	2022
Unrecognized tax benefits, opening balance	$111.0	$56.0	$—
Gross decreases—tax positions in prior period	—	—	—
Gross increases—tax positions in prior period	23.7	50.2	104.2
Gross increases—current-period tax positions	12.9	8.6	—
Gross decreases—current-period tax positions	—	—	(10.7)
Decreases related to settlements with taxing authorities	(62.9)	(15.7)	(37.5)
Lapse in statute of Limitations	12.3	10.8	—
Foreign Currency Effects	(4.3)	1.1	—
	(18.3)	55.0	56.0
Unrecognized tax benefits, ending balance	$92.7	$111.0	$56.0

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the Consolidated Statements of Earnings. For the Peruvian jurisdiction, the Company recorded $17.2 million and $19.7 million of accrued interest and penalties in 2024 and 2023, respectively. For the U.S. jurisdiction, the Company recorded $0.2 million of accrued interest and penalties in 2023 that were reversed in 2024. There were no interest or penalties accrued in the Mexican jurisdiction for uncertain tax positions in any of the years presented above.

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $65.6 million at December 31, 2024 and relates to the Peruvian and Mexican jurisdictions.

Unrecognized tax benefits in the U.S. jurisdiction of $27.1 million were offset by U.S. deferred tax assets including foreign tax credits. Offsetting expense related to the change in liability for uncertain tax positions within the U.S. jurisdiction and the change in valuation allowance of the U.S. deferred tax asset for foreign tax credits was presented as a net amount in the components of income taxes.

The Company expects that foreign exchange rates will have an impact on the amount of unrecognized tax benefits in the Peruvian and Mexican jurisdictions.

As of December 31, 2024, the Company’s liability for uncertain tax positions included penalties and interest of $26.1 million in the Peruvian jurisdiction. There was no liability for uncertain tax positions penalties and interest for the U.S. and Mexican jurisdictions as of December 31, 2024. Interest and penalties are not included in the table of unrecognized tax benefits above.

The following tax years remain open to examination and adjustment in the Company’s three major tax jurisdictions:

Peru:	2019 and all subsequent years
U.S.:	2021 and all subsequent years
Mexico:	2019 and all subsequent years

Management does not expect that any of the open years will result in a cash payment within the U.S. or Mexican jurisdictions in the upcoming twelve months ending December 31, 2025. Management expects to make cash payments of $34.7 million within the Peruvian jurisdiction in the upcoming twelve months ending December 31, 2025.

NOTE 8—WORKERS’ PARTICIPATION:

The Company's operations in Peru and Mexico are subject to statutory workers' participation.

In Peru, the provision for workers' participation is calculated at 8% of pre-tax earnings. The current portion of this participation, which is accrued during the year, is based on the Peruvian Branch's taxable income and is distributed to workers following determination of final results for the year. The annual amount payable to an individual worker is capped at the worker’s salary for an 18 month period. Amounts determined in excess of the 18 months of worker’s salary is no longer made as a payment to the worker and is levied first for the benefit of the “Fondo Nacional de Capacitacion Laboral y de Promocion del Empleo” (National Workers’ Training and Employment Promotion Fund) until this entity receives from all employers in its region an amount equivalent to 2,200 Peruvian taxable units (approximately $3.0 million in 2024). Any remaining excess is levied as payment for the benefit of the regional governments. These levies fund worker training, employment promotion, entrepreneurship and various other programs.

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

The provision for workers’ participation is allocated to “Cost of sales (exclusive of depreciation, amortization and depletion)”. Workers’ participation expense for the three years ended December 31, 2024 was as follows (in millions):

	2024	2023	2022
Current	$317.9	$265.0	$347.2
Deferred	(21.4)	(11.8)	29.1
	$296.5	$253.2	$376.3

NOTE 9—LEASES:

The Company has operating leases for power generating facilities, vehicles and properties. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Some of the Company’s leases include both lease and non-lease components which are accounted for separately. The Company’s leases have remaining lease terms of less than one year to eight years, and do not include options to extend the leases. The Company’s lease agreements do not contain options to purchase the leased assets or to terminate the leases before the expiration date. In addition, the Company’s lease contracts do not have any material residual value guarantees or material restrictive covenants. As none of the Company’s leases provides an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The weighted average remaining lease term for the Company’s leases is seven years, and the weighted average discount rate for these leases is 4.22%.

The operating lease expense recognized in the years ended December 31, 2024, 2023 and 2022 was classified as follows (in millions):

Classification	2024	2023	2022
Cost of sales (exclusive of depreciation, amortization and depletion)	$106.0	$115.4	$115.5
Selling, general and administrative	0.1	0.1	0.1
Exploration	0.1	0.1	0.1
Total lease expense	$106.2	$115.6	$115.7

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2025	$114.6
2026	114.6
2027	114.3
2028	114.0
2029	112.8
After 2029	317.1
Total lease payments	$887.4
Less: interest on lease liabilities	(147.9)
Present value of lease payments	$739.5

NOTE 10—ASSET RETIREMENT OBLIGATION:

Peruvian operations:

The Company maintains an asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the Ilo smelter and refinery, and the shops and auxiliary facilities at the three units. As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently, the Company has pledged the value of its Lima office complex for 27% of the guarantee and with a stand-by letter of credit for the other 73% as security for this obligation. Through January 2025, the Company has provided total guarantees of $98.5 million.

On July 20, 2021, the Peruvian Government published Law 31347, which requires companies in the production stage to set aside additional guarantees for progressive closure of its operations. The resources that back these guarantees will be returned to the Company when activities cease and the regulatory agency verifies that all closure measures have been satisfactorily completed. Under this Law, companies must include activities for environmental remediation within the closure schedule and assume costs associated with environmental impacts that are identified during audits. As of December 31, 2024, the regulation attached to this Law had yet to be published. The Company is currently evaluating the possible financial impact of the Law but cannot fully estimate the magnitude until the Law’s regulation is published.

In April 2024, the Company adjusted its estimate for the asset retirement obligation due to an update to the closure plan for its Ilo facility. The effect was a decrease of $3.2 million in the asset retirement obligation.

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

In December 2024, the Company adjusted its estimate for the asset retirement obligation for its Mexican operations, mainly due to a detailed review of the closing activities required and an update to life-of-mine plans for the Buenavista operations. The effect was a decrease in the asset retirement obligation to the order of $119.2 million.

The following table summarizes the asset retirement obligation activity for the years ended December 31, 2024 and 2023 (in millions):

	2024	2023
Balance as of January 1	$612.5	$585.3
Changes in estimates	(116.6)	0.2
Additions	24.6	1.0
Closure payments	—	(0.3)
Accretion expense	25.7	26.3
Balance as of December 31,	$546.1	$612.5

NOTE 11—FINANCING:

Long-term debt (in millions):

				Carrying
				value as of
	Face	Issuance	Issuance	December 31,
	amount	discount	costs	2024
3.875% Senior unsecured notes due 2025	$500	$(0.1)	$(0.1)	$499.8
9.250% Yankee bonds due 2028	51.2	—	—	51.2
7.500% Senior unsecured notes due 2035	1,000	(9.9)	(6.6)	983.5
6.750% Senior unsecured notes due 2040	1,100	(6.1)	(4.9)	1,089.0
5.250% Senior unsecured notes due 2042	1,200	(16.6)	(5.5)	1,177.9
5.875% Senior unsecured notes due 2045	1,500	(14.7)	(7.8)	1,477.5
4.500% Minera Mexico Senior unsecured notes due 2050	1,000	(11.6)	(9.0)	979.4
Total	$6,351.2	$(59.0)	$(33.9)	6,258.3
Less, current portion				(499.8)
Total long-term debt				$5,758.5

				Carrying
				value as of
	Face	Issuance	Issuance	December 31,
	amount	discount	costs	2023
3.875% Senior unsecured notes due 2025	$500	$(0.4)	$(0.4)	$499.2
9.250% Yankee bonds due 2028	51.2	—	—	51.2
7.500% Senior unsecured notes due 2035	1,000	(10.5)	(7.0)	982.5
6.750% Senior unsecured notes due 2040	1,100	(6.3)	(5.1)	1,088.6
5.250% Senior unsecured notes due 2042	1,200	(17.1)	(5.7)	1,177.2
5.875% Senior unsecured notes due 2045	1,500	(15.1)	(8.0)	1,476.9
4.500% Minera Mexico Senior unsecured notes due 2050	1,000	(11.8)	(9.2)	979.0
Total	$6,351.2	$(61.2)	$(35.4)	6,254.6
Less, current portion				—
Total long-term debt				$6,254.6

The bonds, referred above as “Yankee bonds”, contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined in the debt instrument. At December 31, 2024, Minera Mexico was in compliance with this covenant.

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

At December 31, 2024, the Company was in compliance with the covenants of the notes.

In 2019, SCC’s subsidiary Minera Mexico S.A. de C.V. issued $1.0 billion of fixed-rate senior notes. The unamortized balance of the discount and the costs are presented net of the carrying value of the debt issued and are amortized as interest expense over the life of the loan. Interest on the notes is paid semi-annually in arrears. The Company is using the net proceeds from this offering for general corporate purposes, including the financing of Minera Mexico expansion program. The notes constitute general unsecured obligations of Minera Mexico and were issued in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

The indenture related to the notes contains covenants that limit Minera Mexico's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of Minera Mexico's assets.

Aggregate maturities of the outstanding borrowings at December 31, 2024, are as follows:

Principal
Years	Due(*)
(in millions)
2025	$500.0
2026	—
2027	—
2028	51.2
2029	—
Thereafter	5,800.0
Total	$6,351.2

(*)Total debt maturities do not include the debt discount valuation account of $92.9 million.

NOTE 12—BENEFIT PLANS:

Defined contribution plan and post-retirement defined benefit plans

The Company’s Mexican subsidiaries have a defined contribution pension plan for salaried employees and a non-contributory defined benefit pension plan for union employees (the “Mexican Plan”). In addition, the Company has two noncontributory defined benefit pension plans covering a small group of former salaried employees in the United States and former expatriate employees in Peru (the “Expatriate Plan”). Effective October 31, 2000, the Board of Directors amended the qualified pension plan to suspend the accrual of benefits.

The components of net periodic benefit costs calculated in accordance with ASC 715 “Compensation retirement benefits,” using December 31 as a measurement date, consist of the following:

(in millions)	2024	2023	2022
Service cost	$2.2	$2.3	$1.8
Interest cost	3.3	3.6	2.3
Expected return on plan assets	(5.5)	(5.9)	(3.9)
Amortization of net actuarial loss	—	0.1	0.1
Amortization of prior service cost / (credit)	0.2	0.7	0.2
Amortization of net loss/(gain)	0.3	0.3	0.3
Net periodic benefit cost	$0.5	$1.1	$0.8

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2024	2023
Change in benefit obligation:
Projected benefit obligation at beginning of year	$47.4	$38.6
Service cost	2.2	2.3
Interest cost	3.3	3.6
Benefits paid	(4.4)	(3.9)
Actuarial loss	1.5	1.8
Actuarial loss (gain) assumption changes	(0.3)	0.6
Inflation adjustment	(6.7)	4.4
Projected benefit obligation at end of year	$43.0	$47.4
Change in plan assets:
Fair value of plan assets at beginning of year	$73.2	$59.2
Actual return on plan assets	16.1	8.8
Employer contributions	(0.6)	(1.0)
Benefits paid	(0.7)	(0.9)
Currency exchange rate adjustment	(10.6)	7.1
Fair value of plan assets at end of year	$77.4	$73.2
Funded status at end of year:	$34.4	$25.8
ASC-715 amounts recognized in statement of financial position consists of:
Non-current assets	$34.4	$25.8
Total	$34.4	$25.8
ASC-715 amounts recognized in accumulated other comprehensive income (net of income taxes of $(0.4) million and $(4.7) million in 2024 and 2023, respectively) consists of:
Net loss (gain)	$(0.3)	$6.2
Prior service cost	0.8	1.1
Total	$0.5	$7.3

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the defined benefit pension plan, net of income tax:

(in millions)	2024	2023
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$7.3	$7.8
Net (gain) loss ocurring during the year	(5.8)	(0.6)
Net (gain) amortized during the year	(0.3)	(0.4)
Prior service cost (credit)	—	0.3
Settlement	(0.1)	(0.4)
Currency exchange rate adjustment	(0.6)	0.6
Net adjustment to accumulated other comprehensive income (net of income taxes of $4.3 million and $0.1 million in 2024 and 2023, respectively)	(6.8)	(0.5)
Accumulated other comprehensive income at end of plan year	$0.5	$7.3

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2024 and 2023, net of income tax:

(in millions)	2024	2023
Net loss / (gain)	$(5.8)	$(0.6)
Amortization of net (loss) gain	(0.3)	(0.4)
Amortization of prior services cost (credit)	—	0.3
Total amortization expenses	$(6.1)	$(0.7)

The assumptions used to determine the pension obligations are:

Mexican Plan(*)	2024	2023	2022
Discount rate	10.19%	9.98%	10.09%
Expected long-term rate of return on plan asset	10.19%	9.98%	10.09%
Rate of increase in future compensation level	4.75%	5.00%	4.75%

Expatriate Plan	2024	2023	2022
Discount rate	5.30%	4.65%	4.85%
Expected long-term rate of return on plan asset	4.00%	4.50%	4.00%
Rate of increase in future compensation level	N/A	N/A	N/A

(*)These rates are based on Mexican pesos as pension obligations are denominated in this currency.

The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Expected
Years	Benefit Payments
(in millions)
2025	$8.2
2026	3.4
2027	4.3
2028	4.3
2029	3.9
2030 to 2034	24.9
Total	$49.0

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

The plan assets are managed by two financial institutions, Actinver S.A. and GBM Grupo Bursatil Mexicano, S.A. 75% of the funds are invested in Mexican government securities, including treasury certificates and development bonds of the Mexican government. The remaining 25% is invested in common shares of Grupo Mexico. The plan assets are invested without restriction in active markets that are accessible when required and are therefore considered as level 1, in accordance with ASC 820 “Fair Value Measurement.”

These plans accounted for approximately 100% of benefit obligations. The following table represents the asset mix of the investment portfolio as of December 31:

	2024	2023
Asset category:
Treasury bills	75%	73%
Equity securities	25%	27%
	100%	100%

The amount of contributions that the Company expects to pay to the plan in 2025 totals $7.5 million.

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

The Bond Fund seeks to outperform the Bloomberg U.S. Aggregate Bond Index, net of fees, over a full market cycle. The Bond Fund invests in publicly traded, investment grade securities. These may include corporate securities, mortgage securities, treasuries and cash, agency securities, commercial mortgage-backed securities and other investment vehicles adhering to the fund’s investment objectives. These investments are classified as Level 1 because they are valued using quoted prices of the same securities as they consist of instruments which are publicly traded.

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

Post-retirement Health Care Plan

In Mexico, health services are provided by the Mexican Social Security Institute.

The components of net period benefit costs for the three years ended December 31, 2024 are as follows:

(in millions)	2024	2023	2022
Interest cost	$1.8	$2.2	$1.7
Amortization of net loss (gain)	—	—	0.1
Net periodic benefit cost	$1.8	$2.2	$1.8

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2024	2023
Change in benefit obligation:
Projected benefit obligation at beginning of year	$22.7	$20.3
Interest cost	1.8	2.2
Benefits paid	(1.4)	(1.1)
Actuarial (gain)	1.8	(1.6)
Inflation adjustment	(3.7)	2.9
Projected benefit obligation at end of year	$21.2	$22.7
Funded status at end of year:	$21.2	$22.7
ASC-715 amounts recognized in statement of financial position consists of:
Current liabilities	$—	$—
Non-current liabilities	(21.2)	(22.7)
Total	$(21.2)	$(22.7)
ASC-715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$2.0	$0.9
Total (net of income taxes of $(0.8) million and $(0.4) million in 2024 and 2023, respectively)	$2.0	$0.9

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the post-retirement health care plan, net of income tax:

	As of December 31,
(in millions)	2024	2023
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$0.9	$1.6
Net loss/(gain) occurring during the year	1.2	(0.8)
Net loss/(gain) amortized during the year	—	—
Currency exchange rate adjustment	(0.1)	0.2
Net adjustment to accumulated other comprehensive income (net of income taxes of $0.5 million and $(0.4) million in 2024 and 2023, respectively)	1.1	(0.7)
Accumulated other comprehensive income at end of plan year	$2.0	$0.9

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2024 and 2023, net of income tax:

	As of December 31,
(in millions)	2024	2023
Net loss / (gain)	$1.2	$(0.8)
Amortization of net (loss) gain	—	—
Total amortization expenses	$1.2	$(0.8)

The discount rates used in the calculation of other post-retirement benefits and cost as of December 31 were:

	2024	2023	2022
Mexican health plan
Weighted average discount rate	10.19%	9.98%	10.09%
Expatriate health plan
Discount rate	5.30%	4.65%	4.85%

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Expected
Year	Benefit Payments
(in millions)
2025	$1.7
2026	1.7
2027	1.8
2028	1.8
2029	1.9
2030 to 2034	10.2
Total	$19.1

Mexican Health Plan

For measurement purposes, a 5.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2024 and remains at that level thereafter.

An increase in other benefit cost trend rates have a significant effect on the amount of the reported obligations, as well as component cost of the other benefit plan. One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage
	Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$2.3	$1.9
Effect on the post-retirement benefit obligation	$21.7	$19.9

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

Environmental capital investments in years 2024, 2023 and 2022, were as follows (in millions):

	2024	2023	2022
Peruvian operations	$4.4	$7.7	$8.7
Mexican operations	173.0	100.6	52.7
	$177.4	$108.3	$61.4

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defined new AQS for daily sulfur dioxide in the air. As of December 31, 2024, the Company maintains the daily average level of µg/m3 of SO2, which falls below the requirement of the AQS.

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

In 2013, the Environmental Liability Federal Law was enacted. The law establishes general guidelines for actions considered likely to cause environmental harm. If a possible determination regarding harm occurs, environmental clean-

up and remedial actions sufficient to restore the environment to a pre-existing condition must be taken. If restoration is not possible, compensation measures should be provided. Criminal penalties and monetary fines can be imposed under this law.

Guaymas sulfuric acid spill: In July 2019, there was an incident at the Company´s Marine Terminal in Guaymas, Sonora, that caused the discharge of approximately three cubic meters of sulfuric acid into the sea in the industrial port area. PROFEPA, after two inspections, declared a partial shutdown of the storage process and transportation of sulfuric acid at the terminal arguing the absence of an authorization of environmental impact, despite the fact that the Company’s exempt to the permit because these facilities have been in operation since 1979, prior to the 1988 Mexican General Law of Ecological Balance and the Protection of the Environment. The Company has resolved this issue and expects to restart operations in the near future.

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

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of December 31, 2024, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. Oral arguments took place on July 19, 2019. On January 7, 2020, the Judge decided to suspend the proceedings until the del Carpio Lazo case is concluded. On March 8, 2022, the Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On September 7, 2023, the Judge cancelled the suspension and declared the case ready for a resolution. On May 18, 2024, the Judge declared, once again, that the case was ready for resolution. As of December 31, 2024, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. In May 2016, the Company was included in the process after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazo case is concluded. On March 11, 2022, the Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On January 5, 2024, the Peruvian Branch reiterated its petition to continue the process given that a final decision has already been handed down in Carpio Lazo case. As of December 31, 2024, the case remains pending resolution.

The Gobierno Regional de Arequipa case is currently before the lower court. The Company answered the complaint on September 15, 2020. On February 8, 2021, the Judge decided to suspend the proceeding until the del Carpio Lazo case was concluded. On March 24, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On March 28, 2022, the Judge cancelled the suspension. On May 24, 2022, the parties presented their closing arguments. On March 15, 2023, the Judge dismissed the lawsuit. The plaintiff missed the chance to appeal the ruling, therefore, the Judge declared the case had concluded in favor of the Peruvian Branch. On April 20, 2023 the plaintiff appealed this ruling. On October 20, 2023, the Superior Court declared that the plaintiff had not been properly informed of the ruling and ordered issuance of a new notification of the First Instance ruling. The Superior Court instructed the First Instance Court to inform the Gobierno Regional de Arequipa that it must establish a new address to ensure proper notification. On April 16, 2024, the Gobierno Regional de Arequipa filed an appeal against the first instance decision. The Superior Court notified the Company of the appeal, and the Peruvian Branch responded on June 10, 2024. On August 7, 2024, an oral hearing took place. As of December 31, 2024, the case was pending resolution.

The Municipalidad Distrital de Dean Valdivia case is currently before the lower court. On August 17, 2022, the Company was formally notified of the lawsuit and answered the complaint on September 2, 2022. The Peruvian Branch informed the Court the result of the del Carpio Lazo case. As of December 31, 2024, the case is pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization since 1995. Following a motion filed by the Peruvian Branch, the lower court included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. On July 2, 2022, the case was temporarily archived. On May 26, 2023, the Judge ordered termination of the proceeding due to the lack of interest of the plaintiff. On June 2, 2023, the plaintiff appealed the termination of the proceeding. On September 18, 2023, the Superior Court reversed the termination and ordered the Judge to continue the proceeding. As of December 31, 2024, the case was pending resolution.

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

Mexican operations

The Accidental Spill at Buenavista Mine of 2014

Regarding the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of December 31, 2024.

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

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. The remaining three lawsuits are still pending: two were filed by Acciones Colectivas de Sinaloa, A.C. and one, by Defensa Colectiva, A.C.; requesting precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust. As of December 31, 2024, these cases remain in the same stage.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid

Rivera et al. On October 3, 2024, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by María Lourdes Martínez Navarro et al. As of December 31, 2024, all these cases were pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. With regard to the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures. This public meeting will have no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, it has informed the corresponding Judge about its compliance with the resolution, in which BVC was required to implement additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, with six months granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions imposed. The foregoing does not impact BVC’s operations. Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of December 31, 2024, the remaining cases were pending resolution.

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

Labor matters:

Peruvian operations: 56.9% of the Company's 5,120 Peruvian employees were unionized as of December 31, 2024. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

From 2021 to 2022, the Company signed collective bargaining agreements with the six unions with durations between three to six years. These agreements were executed in 2022. In the first quarter of 2023, the Company began applying the terms of the agreement entered into with the six unions pursuant to Law 31632, which stipulates new conditions for compensation of leaves granted during COVID-19. Within the current framework of labor regulations and the agreements with all six unions, this compensation has been adapted to align with current working hours of the mining sector. These conditions were in effect until December 1, 2023.

In the second and third quarter of 2024, the Company held meetings with five of its six unions to discuss collective bargaining agreements. In the fourth quarter of 2024, the Company signed long-term extensions of the collective bargaining agreements with these five unions, each lasting six years and commencing on the day after the expiration of the prior agreements, in accordance with the law. This allows the Company to maintain consistency in terms of economic benefits and working conditions for over 2,000 workers. Additionally, the Company reached agreements with these five unions to ensure the uninterrupted operation of its facilities, preventing stoppages by the unions and workers for a period of six years. As a result of these agreements, the Company made a signing payment to each worker, totaling $62 million approximately.

Meetings with the remaining union were held under the established collective bargaining procedure, as required by labor law. In February 2025, the Company signed a three-year extension of the collective bargaining agreement with this union. The Company made a signing payment to each worker of the union, totaling approximately $6.3 million.

The Company maintains regular dialogue with union representatives to ensure labor harmony and proper management of labor relations. Southern Peru has collective bargaining agreements with each of the six unions, the earliest of which expires in 2027 and the latest, in 2033. These agreements regulate benefits related to compensation and working conditions.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement in their labor environment, as workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martin mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martin mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice. Such challenges were dismissed by the Supreme Court. Consequently, on September 6, 2021, the Federal Mediation and Arbitration Board issued a new resolution determining that, based on the documents submitted by the National Federation of Independent Unions and given the status of the strike until 2018, it was not possible to create a registry of workers holding a right to vote. Therefore, in case of a strike, any collective bargaining proceedings shall remain suspended. On June 9, 2023, the Federal Mediation and Arbitration Board, in a ruling that veered from its previous stance, did not recognize the common representatives of the coalition workers and consequently ruled that the agreement which such representatives had made with the Company to lift the strike in 2018 lacked validity. Notwithstanding, on June 14, 2023, in an arbitration proceeding initiated at IMMSA's request, the Federal Mediation and Arbitration Board handed down a ruling that terminated the strike and ordered workers to resume activities within 15 days. The Mining Union filed a protective action (Amparo) against this resolution, which was pending resolution as of December 31, 2024.

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

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of December 31, 2024, the case was pending resolution without further developments.

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

In 2021, the Company signed social agreements with the Michiquillay and La Encañada communities. In addition, in October 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed environmental impact study for the project. In the last quarter of 2022, the Company informed MINEM that exploration activities had begun and that it initiated an in-depth assessment of existing mineral resources. In 2023, in accordance with the social agreements with the Michiquillay and La Encañada communities, the Company has hired unskilled labor and is paying for the use of surface land. The Company is supporting social programs in both communities. Additionally, the Company continues exploration activities on this project and as of December 31, 2024, had drilled 140,130 meters and obtained 45,762 core samples for chemical analysis. Diamond drilling will continue in 2025 to provide information to update geological modeling and evaluate mineral resources. Geo-metallurgical, hydrological and hydrogeological studies are currently underway; geotechnical studies for the project will begin shortly.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $118.0 million as of December 31, 2024). In relation to this commitment, the Company has completed the construction of a school with an investment of S/18.8 million (approximately $5.0 million as of December 31, 2024), and agricultural infrastructure projects and studies with an investment of S/112.0 million (approximately $29.7 million as of December 31, 2024). Among the most important projects are the construction of the Cularjahuira dam for S/15.6 million (approximately $4.1 million as of December 31, 2024) and the engineering study for the Callazas dam for S/2.6 million (approximately $0.7 million as of December 31, 2024). Aditionally, the Company has committed S/60.4 million ($16.0 million as of December 31, 2024) to basic infrastructure projects, including a drinking water project for S/9.6 million (approximately $2.5 million as of December 31, 2024), which was recently completed.

As the Toquepala expansion project was completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $27.8 million in its consolidated financial statements as of December 31, 2024.

In addition, the Company has committed S/102.1 million (approximately $27.1 million as of December 31, 2024) for the construction of a high-achievement school in the Tacna region under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs to determine how the Company can contribute to sustainable development in the region. Although the development roundtable is not currently meeting, during previous sessions it discussed the possibility of creating a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $265.3 million as of December 31, 2024). While the final funding agreement has yet to be signed, the Company has already committed to contributing S/251.5 million (approximately $66.7 million as of December 31, 2024) to different projects, including S/108.4 million (approximately $28.8 million as of December 31, 2024) to fund an educational project for which S/106.7 million (approximately $28.3 million as of December 31, 2024) has already been invested; this project already has approved resolutions from the provinces of Ilo and Sánchez Cerro. Additionally, construction of the water treatment plant in Ilo continues, which entails a total investment of S/105.5 million (approximately $28.0 million as of December 31, 2024). As of December 31, 2024, the project had advanced 51%. On the education front, S/18.2 million (approximately $4.8 million as of December 31, 2024) has been executed to build three schools in Moquegua, all of which have been completed. Lastly, S/7.0 million (approximately $1.9 million as of December 31, 2024) has been invested to develop agricultural infrastructure projects and S/12.4 million (approximately $3.3 million as of December 31, 2024) has been invested to develop sidewalks in Pacocha and other efforts.

In addition, in the last three years, the Company has committed S/228 million (approximately $60.5 million as of December 31, 2024) to build four infrastructure projects in the Moquegua region, has concluded pre-investment studies for basic sanitation for S/0.3 million (approximately $0.1 million as of December 31, 2024), and has begun pre-investment studies for a road infrastructure project for S/3.6 million (approximately $1.0 million as of December 31, 2024), all of that under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Apurimac Region: The Company has committed S/83.8 million (approximately $22.2 million as of December 31, 2024) to build two educational infrastructure projects under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Arequipa Region: The Company has committed S/109.5 million (approximately $29.0 million as of December 31, 2024) to build two educational infrastructure projects and S/6.3 million (approximately $1.7 million as of December 31, 2024)

to finance previous studies for infrastructure projects, under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Cajamarca Region: The Company has committed S/0.7 million (approximately $0.2 million as of December 31, 2024) to finance the pre-investment studies of a health project under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements:

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatt (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects starting on May 1, 2017 and ending on October 31, 2029.

Mexican operations

Power purchase agreements:

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 18 “Related party transactions”.

●	Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I de C.V. a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations. For further information, please see Note 18 “Related party transactions”.

●	Parque Eolico de Fenicias, S. de R.L. de C.V.: On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., an indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. In the third quarter of 2024, Parque Eolico de Fenicias began supplying energy to the IMMSA unit. For further information, please see Note 18 “Related party transactions”.

Corporate operations

Commitment for Capital projects:

As of December 31, 2024, the Company has committed approximately $236.2 million for the development of its capital investment projects.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 7 “Income taxes”).

NOTE 14—STOCKHOLDERS’ EQUITY

Treasury Stock:

Activity in treasury stock in the years 2024 and 2023 was as follows (in millions):

	2024	2023
Southern Copper common shares
Balance as of January 1,	$2,766.6	$2,766.9
Dividends paid in common stock	(428.9)	—
Used for corporate purposes	(0.4)	(0.3)
Balance as of December 31,	2,337.3	2,766.6

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	382.4	340.7
Other activity, including dividend, interest and foreign currency transaction effect	(19.0)	41.7
Balance as of December 31,	363.4	382.4
Treasury stock balance as of December 31,	$2,700.7	$3,149.0

Common Stock:

Dividends paid in common stock:

Stock dividend activity in 2024 was as follows:

			Total	Effect in
	Common stock	Average	Number of	Additional	Effect in
	dividend	Market price	Shares Paid	Paid-in capital	Treasury Stock
Date of payment	per share	per share	as Dividends	($ in millions)	($ in millions)
May 23, 2024	0.0104	$115.13	8,039,992	$726.1	$199.5
August 26, 2024	0.0056	$106.54	4,374,118	357.4	108.5
November 21, 2024	0.0062	$112.43	4,869,926	426.7	120.9
Total	0.0222		17,284,036	$1,510.2	$428.9

On December 31, 2024, and on December 31, 2023, 94,185,981 shares and 111,485,617 shares of SCC’s common stock were in Treasury, respectively. These shares are used for the Director’s stock award plans and are available for general corporate purposes.

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

There has been no activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price of SCC common shares as of December 31, 2024 was $91.13 and the maximum number of shares that the Company could purchase at that price was 0.9 million.

Grupo Mexico’s direct and indirect ownership remains at 88.9% as of December 31, 2024.

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

For 2024 and 2023, the stock-based compensation expense associated with this plan totaled $0.4 million and $0.3 million, respectively.

The activity of this plan for the years ended December 31, 2024 and 2023 was as follows:

	2024	2023
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(428,800)	(416,800)
Granted in the period	(15,600)	(12,000)
Total shares granted at December 31,	(444,400)	(428,800)
Remaining shares reserved	155,600	171,200

Parent Company common shares:

At December 31, 2024 and 2023, there were in treasury 61,972,864 and 67,793,020 of Grupo Mexico’s common shares, respectively.

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

The stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 and the unrecognized compensation expense under this plan were as follows (in millions):

	2024	2023	2022
Stock based compensation expense	$—	$0.2	$0.6
Unrecognized compensation expense	$—	$—	$0.2

The plan ended in January 2023.

The following table presents the stock award activity of this plan for the years ended December 31, 2024 and 2023:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2024	44,839	$2.63
Granted	—	—
Exercised	(44,839)	$2.63
Forfeited	—	—
Outstanding shares at December 31, 2024	—	$—
Outstanding shares at January 1, 2023	845,895	$2.63
Granted	—	—
Exercised	(801,056)	$2.63
Forfeited	—	—
Outstanding shares at December 31, 2023	44,839	$2.63

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

The stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 and the unrecognized compensation expense under this plan were as follows (in millions):

	2024	2023	2022
Stock based compensation expense	$0.7	$0.7	$0.7
Unrecognized compensation expense	$1.0	$1.7	$2.4

The following table presents the stock award activity of this plan for the years ended December 31, 2024 and 2023:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2024	1,962,936	$1.86
Granted	—	—
Exercised	(61,847)	$1.86
Forfeited	—	—
Outstanding shares at December 31, 2024	1,901,089	$1.86
Outstanding shares at January 1, 2023	2,754,506	$1.86
Granted	—	—
Exercised	(791,570)	$1.86
Forfeited	—	—
Outstanding shares at December 31, 2023	1,962,936	$1.86

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

Cash Flow Hedges of Natural Gas

In the third quarter of 2021, the Company acquired two derivative instruments that became effective in November 2021 and expired in March 2022. The Company’s objective in using natural gas derivatives was to protect the stability of natural gas costs and manage exposure to natural gas price increases. The Company assessed these derivative instruments as Cash Flow Hedges. As such, the effective portions of said hedges were recorded as earnings in the same period or periods in which the hedged transaction affected earnings. The Company did not identify any ineffective portions of these derivatives. As of December 31, 2024, the Company held no derivative instruments.

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheet as of December 31, 2024 and December 31, 2023 (in millions):

	At December 31, 2024		At December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:

Current portion of long-term debt level 1	$499.8	$498.4	$—	$—

Long-term debt level 1	$5,707.3	$5,653.6	$6,203.4	$6,431.9
Long-term debt level 2	51.2	53.1	51.2	54.0
Total long-term debt	$5,758.5	$5,706.7	$6,254.6	$6,485.9

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted priced in market that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as of December 31, 2024 and 2023, as follows (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$245.2	$245.2	$—	$—
—Available-for-sale debt securities:
Asset backed securities	—	—	—	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	589.5	589.5	—	—
Molybdenum	274.5	274.5	—	—
Total	$1,109.3	$1,109.2	$0.1	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$599.1	$599.1	$—	$—
—Available-for-sale debt securities:
Asset backed securities	0.1	—	0.1	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	657.5	657.5	—	—
Molybdenum	264.9	264.9	—	—
Total	$1,521.7	$1,521.5	$0.2	$—

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

NOTE 17—CONCENTRATION OF RISK:

The Company operates five open-pit copper mines, three underground poly-metallic mines, two smelters and nine refineries in Peru and Mexico and substantially all of its assets are located in these countries. No assurances can be made that any operations and assets of the Company that are subject to the jurisdiction of the governments of Peru and Mexico will not be adversely affected by future actions of such governments. Much of the Company’s products are exported from Peru and Mexico to customers principally in the United States, Europe, Asia and South America.

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company invests or maintains available cash with various banks, principally in the United States, Canada, Mexico, Europe and Peru, or in commercial papers of highly-rated companies. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions. At December 31, 2024, SCC had invested its cash and cash equivalents and short-term investments as follows:

	$ in	% of total	% in one institution
Country	million	cash (1)	of country	of total cash
United States	$2,494.4	71.2%	15.0%	10.7%
Canada	373.1	10.6%	100.0%	10.6%
Switzerland	353.0	10.1%	100.0%	10.1%
Peru	20.5	0.6%	46.8%	0.3%
Mexico	262.4	7.5%	61.1%	4.6%
Total cash and short-term investment	$3,503.4	100.0%
(1)	98.1% of the Company’s cash is in U.S. dollars.

During the normal course of business, the Company provides credit to its customers. Although the receivables resulting from these transactions are not collateralized, the Company has not experienced significant problems with the collection of receivables.

The Company’s largest customers as percentage of accounts receivable and total sales were as follows:

	2024	2023	2022
Accounts receivable trade as of December 31,
Five largest customers	33.4%	32.6%	34.2%
Largest customer	12.1%	9.7%	10.4%

Total sales in year
Five largest customers	23.5%	24.7%	25.7%
Largest customer	7.9%	7.7%	6.8%

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

Receivable and payable balances with related parties are shown below (in millions):

	At December 31,
	2024	2023
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$7.1	$9.4
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	(*)	(*)
Ferrocarril Mexicano, S.A. de C.V.	(*)	(*)
Mexico Generadora de Energia S. de R.L. ("MGE")	5.4	17.1
Mexico Compania Constructora S.A de C.V.	(*)	(*)

Related to the controlling group:
Empresarios Industriales de Mexico, S.A. de C.V.	0.9	0.6
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	—	0.1
Operadora de Cinemas S.A. de C.V.	0.1	0.1
	$13.5	$27.3

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO	$6.0	$5.0
Asarco LLC	6.0	13.8
Eolica El Retiro, S.A.P.I. de C.V.	0.4	0.2
Ferrocarril Mexicano S.A. de C.V.	2.9	7.9
Grupo Mexico Servicios	4.3	2.7
MGE	15.9	50.3
Mexico Compania Constructora S.A de C.V.	8.0	9.5
Parque Eolico de Fenicias, S. de R.L. de C.V.	2.6	—
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	2.1	3.5
Related to the controlling group:
Boutique Bowling de Mexico S.A. de C.V.	0.5	0.3
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	0.1	0.3
Operadora de Cinemas S.A. de C.V.	0.4	0.1
	$49.2	$93.6

(*)   Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in 2024, 2023 and 2022 (in millions):

	2024	2023	2022
Purchase activity
Asarco LLC	$4.7	$30.4	$66.3
AMMINCO	10.0	10.0	10.0
Controladora de Infraestructura Energetica S.A. de C.V	—	—	0.8
Eolica El Retiro, S.A.P.I. de C.V.	4.9	2.3	3.0
Ferrocarril Mexicano, S.A. de C.V.	48.4	53.0	42.9
Grupo Mexico Servicios	20.1	20.1	20.1
MGE	172.6	224.6	331.0
Mexico Compania Constructora S.A de C.V.	75.3	59.8	43.8
Parque Eolico de Fenicias, S. de R.L. de C.V.	12.4	—	—
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	18.8	18.0	16.7
Total purchases	$367.2	$418.2	$534.6
Sales activity
Asarco LLC	$38.0	$39.6	$48.0
AMMINCO	0.1	(*)	(*)
Ferrocarril Mexicano, S.A. de C.V.	(*)	—	—
MGE	35.8	66.3	165.0
Total sales	$73.9	$105.9	$213.0

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

In 2024, 2023 and 2022, the Company donated $2.6 million, $4.3 million and $3.5 million, respectively, to Fundacion Grupo Mexico, A.C., an organization dedicated to promote the social and economic development of the communities close to the Company’s Mexican operations.

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

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. In 2024, MGE supplied 20.2% of its power output to third-party energy users; compared to 7.6% in 2023.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro, a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. In 2024, Eolica el Retiro ~~is~~ supplied approximately 25.5% of its power output to IMMSA and Mexcobre; compared to 12% in 2023.

In 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V. (“Parque Eolico de Fenicias”), an indirect subsidiary of Grupo Mexico, located in Nuevo Leon, Mexico. This contract commits to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement started in the third quarter of 2024. In 2024, Parque Eolico de Fenicias supplied approximately 58.6% of its power output to IMMSA.

The Company sold copper starter sheets, sulfuric acid and lime to Asarco LLC. The Company´s Mexican operations received fees for transportation and administrative services that were provided to Asarco and also received fees for natural gas and services provided to MGE, a subsidiary of Grupo Mexico. In addition, the Company´s Mexican operations received fees for rental services provided to AMMINCO.

Companies with relationships with the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in 2024, 2023 and 2022 (in millions):

	2024	2023	2022
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.6	$0.7	$0.4
Mextransport	2.5	2.8	2.1
Operadora de Cinemas S.A. de C.V.	0.3	0.4	0.2
Total purchases	$3.4	$3.9	$2.7

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$0.1	$0.1
Empresarios Industriales de Mexico, S.A. de C.V.	0.4	0.5	—
Mextransport	2.3	2.3	1.9
Operadora de Cinemas S.A. de C.V.	0.1	0.1	0.1
Total sales	$2.9	$3.0	$2.1

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

In addition, the Company received fees for building rental and maintenance services provided to Boutique Bowling de Mexico, S.A de C.V. and Operadora de Cinemas, S.A. de C.V. The Company´s Mexican operations received fees from Mextransport for reimbursement of maintenance expenses for rental services and also received fees from Empresarios Industriales de Mexico S.A. de C.V. for security services.

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

Intersegment sales are based on arm’s length prices at the time of sale. These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost. Added to the segment data is information regarding the Company’s sales. The segments identified by the Company are:

1.	Peruvian operations, which include the Toquepala and Cuajone mine complexes and the smelting and refining plants, including a precious metals plant, industrial railroad and port facilities that service both mines. The Peruvian operations produce copper, with production of by-products of molybdenum, silver and other material.

2.	Mexican open-pit operations, which include La Caridad-Pilares and Buenavista mine complexes and the smelting and refining plants, including a precious metals plant and a copper rod plant and support facilities that service both mines. The Mexican open-pit operations produce copper and zinc, with production of by-products of molybdenum, silver and other material.

3.	Mexican underground mining operations, which include five underground mines that produce zinc, copper, silver and gold, and a zinc refinery. This group is identified as the IMMSA unit.

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

The Company has determined that it is necessary to classify the Peruvian operations as an operating segment that is separate from the Mexican open-pit operations due to the very distinct regulatory and political environments in which they operate. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The Chief Executive Officer of the Company presides over the executive committee that also includes the Chief Financial Officer, the Directors of each operating unit, and the heads of the supply chain, commercial, human resources, and investment projects departments. The CODM of the Company must consider the operations in each country separately when analyzing results of the Company and making key decisions. The open-pit mines in Peru must comply with stricter environmental rules and must deal with a political climate that has a very distinct vision of the mining industry than that seen in Mexico. In addition, the collective bargaining agreement contracts are negotiated differently in each of the countries. These key differences result in the Company taking varying decisions with regard to open-pit operations in the two countries.

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

Financial information is regularly prepared for each of the three segments and the results of the Company’s operations are regularly reported to the CODM on the segment basis. The CODM of the Company focuses on operating income and on total assets as measures of performance to evaluate different segments and to make decisions to allocate resources to the reported segments. These are common measures in the mining industry. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included in the amounts shown.

Annually, the CODM of the Company reviews the operating results and submits the budgets for sales, costs, operating expenses, capital expenditures and production for each segment to the Board of Directors for approval. The CODM of the Company evaluates the performance of each of the segments on a regular basis by assessing the budget-to-actual and actual to prior period variances in production, net sales and operating income. Additionally, the CODM of the Company reviews on a regular basis the execution of forecasted capital expenditures and the evolution of total asset amounts in each segment to make decisions about operating and capital resource allocation for each segment.

Financial information relating to Company’s segments is as follows:

	Year Ended December 31, 2024
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$6,305.1	$523.6	$4,604.6	$11,433.4	$—	$11,433.4
Intersegment sales	11.9	180.5	—	192.4	(192.4)	(0.0)
Cost of sales (exclusive of depreciation, amortization and depletion)	2,447.5	479.1	2,111.4	5,038.0	(196.5)	4,841.4
Selling, general and administrative	70.9	12.4	38.1	121.4	9.1	130.5
Depreciation, amortization and depletion	405.8	72.9	329.5	808.2	37.7	845.9
Exploration	8.7	10.5	33.2	52.4	8.5	60.9
Operating income	$3,384.1	$129.2	$2,092.5	$5,605.8	$(51.1)	5,554.7
Less:
Interest, net						(202.7)
Other income (expense)						5.5
Income before income taxes						$5,357.4
Capital investment	$621.9	$122.6	$271.2	$1,015.8	$11.5	$1,027.3
Property and mine development, net	$4,735.4	$801.0	$3,759.7	$9,296.1	$587.2	$9,883.3
Total assets	$8,605.1	$1,204.5	$5,278.3	$15,087.9	$3,625.6	$18,713.5

	Year Ended December 31, 2023
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$5,562.3	$479.2	$3,854.3	$9,895.8	$—	$9,895.8
Intersegment sales	—	151.6	—	151.6	(151.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	2,325.1	545.6	1,974.7	4,845.4	(157.7)	4,687.7
Selling, general and administrative	70.1	10.4	38.4	118.9	8.3	127.2
Depreciation, amortization and depletion	386.1	70.4	338.7	795.2	38.4	833.6
Exploration	6.2	8.6	29.1	43.9	11.1	55.0
Operating income	$2,774.8	$(4.2)	$1,473.4	$4,244.0	$(51.7)	4,192.3
Less:
Interest, net						(240.1)
Other income (expense)						3.6
Income before income taxes						$3,955.8
Capital investment	$521.8	$147.7	$322.7	$992.2	$16.4	$1,008.6
Property and mine development, net	$4,590.1	$751.0	$3,624.2	$8,965.3	$817.6	$9,782.9
Total assets	$8,695.6	$1,166.1	$4,635.5	$14,497.2	$2,228.1	$16,725.3

	Year Ended December 31, 2022
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$5,610.9	$528.5	$3,908.5	$10,047.9	$—	$10,047.9
Intersegment sales	161.7	138.0	—	299.7	(299.7)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	2,371.9	532.8	2,061.3	4,966.0	(316.9)	4,649.1
Selling, general and administrative	65.9	10.2	39.2	115.3	9.7	125.0
Depreciation, amortization and depletion	377.0	57.6	321.7	756.3	40.0	796.3
Exploration	3.1	5.4	18.5	27.0	14.7	41.7
Operating income	$2,954.7	$60.6	$1,467.8	$4,483.1	$(47.3)	4,435.8
Less:
Interest, net						(305.1)
Other income (expense)						117.1
Income before income taxes						$4,247.8
Capital investment	$422.7	$161.8	$355.0	$939.5	$9.0	$948.5
Property and mine development, net	$4,512.6	$678.5	$3,659.3	$8,850.4	$746.2	$9,596.6
Total assets	$8,835.9	$1,100.7	$4,870.8	$14,807.4	$2,470.0	$17,277.4

The following table presents information regarding the opening and closing balances of receivables by reporting segment of the Company for the two years ended December 31, 2024 (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated

As of December 31, 2024:
Trade receivables	$623.0	$59.7	$506.9	$1,189.6	$—	$1,189.6
Related parties, current	39.7	25.1	1.3	66.2	(52.7)	13.5

As of December 31, 2023:
Trade receivables	$556.3	$49.1	$535.7	$1,141.1	$—	$1,141.1
Related parties, current	25.7	0.9	0.8	27.4	(0.1)	27.3

SALES VALUE PER SEGMENT:

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three years ended December 31, 2024 (in millions):

	Year Ended December 31, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
(in millions)	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$4,981.1	$127.7	$3,726.2	$8,835.1	$(81.4)	$8,753.7
Molybdenum	674.5	—	571.9	1,246.4	—	1,246.4
Zinc	137.3	306.2	—	443.6	(8.7)	434.9
Silver	342.6	191.2	151.1	684.9	(96.9)	588.0
Other	181.5	78.9	155.4	415.8	(5.4)	410.4
Total	$6,317.0	$704.1	$4,604.6	$11,625.8	$(192.4)	$11,433.4

	Year Ended December 31, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
(in millions)	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$4,442.2	$89.1	$3,129.1	$7,660.4	$(69.3)	$7,591.1
Molybdenum	689.4	—	440.3	1,129.7	—	1,129.7
Zinc	—	300.9	—	300.9	0.5	301.4
Silver	233.7	158.3	100.2	492.2	(74.6)	417.6
Other	197.0	82.5	184.7	464.2	(8.2)	456.0
Total	$5,562.3	$630.8	$3,854.3	$10,047.4	$(151.6)	$9,895.8

	Year Ended December 31, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
(in millions)	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$4,579.2	$83.6	$3,096.0	$7,758.8	$(220.0)	$7,538.8
Molybdenum	705.3	—	487.4	1,192.7	—	1,192.7
Zinc	—	373.8	—	373.8	0.4	374.2
Silver	241.9	133.8	95.3	471.0	(68.4)	402.6
Other	246.3	75.3	229.8	551.4	(11.7)	539.7
Total	$5,772.6	$666.5	$3,908.5	$10,347.6	$(299.7)	$10,047.9

NET SALES AND GEOGRAPHICAL INFORMATION:

The geographic breakdown of the Company’s sales for the three years ended December 31, 2024, is attributed to countries based on location of customer, and is summarized as follows (in millions):

	Year Ended December 31, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$2,481.5	$503.0	$33.9	$3,018.4	$(163.5)	$2,854.9
United States	1,129.9	2.4	339.1	1,471.4	—	1,471.4
Peru	—	28.6	661.6	690.2	(28.9)	661.4
Brazil	—	39.4	474.1	513.5	—	513.5
Chile	—	—	452.3	452.3	—	452.3
Other American countries	43.1	—	27.1	70.2	—	70.2
Europe:
Switzerland	735.2	92.5	613.0	1,440.7	—	1,440.7
Italy	—	24.9	344.2	369.0	—	369.0
Spain	461.0	—	88.1	549.1	—	549.1
Other European countries	163.9	10.4	552.0	726.3	—	726.3
Asia:
China	921.8	3.5	257.8	1,183.1	—	1,183.1
Singapore	104.4	(0.6)	151.9	255.7	—	255.7
Japan	185.1	—	541.1	726.2	—	726.2
Other Asian countries	91.1	—	68.6	159.7	—	159.7
Total	$6,317.0	$704.1	$4,604.6	$11,625.8	$(192.4)	$11,433.4

	Year Ended December 31, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$2,329.3	$475.3	$—	$2,804.6	$(133.5)	$2,671.1
United States	1,086.6	18.3	515.4	1,620.3	—	1,620.3
Peru	—	18.4	394.6	413.0	(18.1)	394.9
Brazil	—	34.5	355.8	390.3	—	390.3
Chile	(8.4)	—	407.9	399.5	—	399.5
Other American countries	39.3	0.5	20.7	60.5	—	60.5
Europe:
Switzerland	520.2	29.8	535.4	1,085.4	—	1,085.4
Italy	1.1	18.9	394.4	414.4	—	414.4
Spain	397.0	—	75.9	472.9	—	472.9
Other European countries	163.5	24.4	219.8	407.7	—	407.7
Asia:
China	631.7	2	115.2	749.2	—	749.2
Singapore	155.5	8.1	200.7	364.3	—	364.3
Japan	160.3	—	508.0	668.3	—	668.3
Other Asian countries	86.2	0.3	110.5	197.0	—	197.0
Total	$5,562.3	$630.8	$3,854.3	$10,047.4	$(151.6)	$9,895.8

	Year Ended December 31, 2022
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$1,962.0	$464.7	$—	$2,426.7	$(138.0)	$2,288.7
United States	1,486.2	54.0	370.2	1,910.4	—	1,910.4
Peru	162.2	—	614.5	776.7	(161.7)	615.0
Brazil	—	41.3	410.7	452.0	—	452.0
Chile	19.9	—	424.6	444.5	—	444.5
Other American countries	35.4	2.6	27.7	65.7	—	65.7
Europe:
Switzerland	693.7	44.6	739.5	1,477.8	—	1,477.8
Italy	2.1	19.3	240.0	261.4	—	261.4
Spain	420.7	—	37.5	458.2	—	458.2
Other European countries	124.3	31.1	207.4	362.8	—	362.8
Asia:
China	517.6	—	54.9	572.5	—	572.5
Singapore	103.9	8.4	176.1	288.4	—	288.4
Japan	88.0	—	528.2	616.2	—	616.2
Other Asian countries	156.6	0.5	77.2	234.3	—	234.3
Total	$5,772.6	$666.5	$3,908.5	$10,347.6	$(299.7)	$10,047.9

PROVISIONAL SALES PRICE:

At December 31, 2024, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the year-end market price per pound. These sales are subject to final pricing based on the average monthly copper prices on the London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper and molybdenum sales outstanding at December 31, 2024:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	149.0	3.96	January through April 2025
Molybdenum	13.0	21.08	January through April 2025

Provisional sales price adjustments included in accounts receivable and net sales were as follows at December, 31 (in millions):

	At December 31,
	2024	2023
Copper	$(27.5)	$17.8
Molybdenum	(14.1)	18.2
Total	$(41.6)	$36.0

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

Under the terms of a sales contract with Molymex, S.A. de C.V., Operadora de Minas de Nacozari, S.A. de C.V. and Operadora de Minas e Instalaciones Mineras, S.A. de C. V. are required to supply at least 80% of their molybdenum concentrates production from 2024 through 2026. The sale price of the molybdenum concentrate is based on the average of the High and Low “Daily Dealer Oxide” as published in “Platt’s Metals Daily.” The roasting charge deduction is negotiated based on international market terms.

In 2024, a two-year sulfuric acid sales agreement was signed between SPCC Peru Branch and Marcobre, with shipments scheduled to begin in 2025. Marcobre and the Company will negotiate market terms and conditions for annual contracts no later than the last day of October of the year prior to shipment. The contract considers annual volumes that could make Marcobre the Company’s most important customer for sulfuric acid. This contract may be renewed for additional years, upon agreement by both parties.

NOTE 20—SUBSEQUENT EVENTS:

Dividends:

On January 23, 2025, the Board of Directors authorized a quarterly cash dividend of $0.70 per share of common stock and a stock dividend of 0.0073 shares of common stock per share of common stock, paid on February 27, 2025, for shareholders of record at the close of business on February 11, 2025.

In lieu of fractional shares, cash was distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $95.86, which is the average of the high and low share price on January 23, 2025.

New Minera Mexico S.A. de C.V. Notes:

On February 5, 2025, SCC’s subsidiary Minera Mexico S.A. de C.V. issued $1.0 billion of fixed-rate senior unsecured notes with a discount of $6.2 million, which will be amortized over the term of the related debt. This debt was issued in one tranche, due in 2032 at an annual interest rate of 5.625%. Interest on the notes will be paid semi-annually in arrears. The Company intends to use the net proceeds from this offering to finance Minera Mexico’s capital expenditures and for general corporate purposes. The notes will constitute general unsecured obligations for Minera Mexico.

The Company capitalized the costs associated with the issuance of this facility, which will be included in the amortized cost of the long-term debt in the consolidated balance sheet.

In February 2025, Moody’s investors service assigned Baa1 as debt rating on the new notes issued. Also in February 2025, Fitch and Standard & Poor’s ratings services assigned its ‘BBB+’, as debt rating on the new notes issued.

Los Chancas Project:

As part of the Company's ongoing efforts to expand its mining operations and secure the necessary resources for future growth, on February 4, 2025, the Company entered into an agreement to purchase 3,125 hectares of land in the Apurimac region of Peru for the development of the Los Chancas project.

Labor matters – Peruvian operations:

In February 2025, the Company signed a three-year extension of the collective bargaining agreement with the only Peruvian union for which an agreement was pending. The Company made a signing payment to each worker of the union, totaling approximately $6.3 million.

OTHER COMPANY INFORMATION:

ANNUAL MEETING

The annual stockholders meeting of Southern Copper Corporation will be held on Friday, May 23, 2025, at 9:00 am, Mexico City time. This year’s meeting will be held via a live audio webcast.

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

Fax: (511) 512-0492

Website: www.southerncoppercorp.com

Email address: southerncopper@southernperu.com.pe

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2024, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2024, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting,

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on the evaluation made under this framework, management concluded that as of December 31, 2024 such internal control over financial reporting is effective.

Our internal control over financial reporting as of December 31, 2024 has been audited by Galaz, Yamazaki, Ruiz Urquiza, S.C. member of Deloitte Touche Tohmatsu Limited, an independent registered public accounting firm, as stated in their report which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2024, of the Company and our report dated March 3, 2025, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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

/s/ Galaz, Yamazaki, Ruiz Urquiza, S.C.
Mexico City, Mexico
March 3, 2025

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10, 11, 12, 13 AND 14

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the executive officers of the Company, their ages as of February 6, 2025 and their positions.

Name	Age	Position
German Larrea Mota‑Velasco	71	Chairman of the Board and Director
Oscar Gonzalez Rocha	86	President, Chief Executive Officer and Director
Raul Jacob Ruisanchez	66	Vice President, Finance, Treasurer and Chief Financial Officer
Julian Jorge Lazalde Psihas	56	Secretary
Andres Carlos Ferrero Ghislieri	56	General Counsel
Lina Vingerhoets Vilca	63	Comptroller
Edgard Corrales Aguilar	69	Vice President, Exploration
Raul Vaca Castro	65	General Auditor

German Larrea Mota-Velasco has been our Chairman of the Board of Directors since December 1999 and was Chief Executive Officer from December 1999 to October 2004. He has been Chairman of the Board of Directors, President and Chief Executive Officer of Grupo Mexico, S.A.B. de C.V. (“Grupo Mexico”) (holding) since 1994. Mr. Larrea has been Chairman of the Board of Directors and Chief Executive Officer of Grupo Ferroviario Mexicano S.A. de C.V (railroad company) since 1997. Mr. Larrea was previously Executive Vice Chairman of Grupo Mexico and has been a member of the Board of Directors since 1981. He is also Chairman of the Board of Directors and Chief Executive Officer of Empresarios Industriales de Mexico, S.A. de C.V. (“EIM”) (holding) and Fondo Inmobiliario (real estate company), since 1992.

Mr. Larrea presides over every Board meeting and since 1999 has been contributing to the Company his education, leadership skills, industry knowledge, strategic vision, informed judgement and over 20 year of business experience, especially in the mining sector. As Chairman and Executive Officer of Grupo Mexico, of Grupo Ferroviario Mexicano, S.A. de C.V. and of EIM, a holding company engaged in a variety of businesses, including mining, construction, railways, real estate, and drilling. Mr. Larrea brings a wealth of cross-industry business experience to the Company, offering a unique and valuable perspective across multiple sectors.

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

Raul Jacob Ruisanchez has served as our Vice President, Finance and Chief Financial Officer since April 18, 2013. He was appointed Treasurer of the Company on April 28, 2016. He was our Comptroller from October 27, 2011 to April 18, 2013. He has held various positions focused primarily on financial planning, treasury, corporate finance, investor relations and project evaluation with the Company since 1992. In September 2011, he was appointed Director of Controller and Finance of the Company’s Peruvian Branch and Vice President and Chief Financial Officer of Southern Peru Limited, one of our subsidiaries. In 2021, Mr. Jacob was ranked by Institutional Investor as the top Chief Financial Officer in the Latin America mining industry and from 2014 to 2020, he was ranked four times among the top three CFOs in Latin America. Mr. Jacob was President of the Peruvian National Mining, Oil and Energy Association from January 2021 to January 2023 and is currently a member of the Board of Directors and Executive Committee of this

Association. Mr. Jacob is a member of the Consulting Board of the MBA program of the Universidad del Pacifico in Lima, Peru. He was President of the Strategic Studies Center of IPAE, an entrepreneurial association from February 2007 to March 2010. From 2004 to 2006, he was the President of the Finance Affairs Committee of the American Chamber of Commerce of Peru. Mr. Jacob holds an economics degree from Universidad del Pacifico in Lima, Peru, a Master’s Degree from the University of Texas in Austin, Texas, a Degree in International Business Management from the Stockholm School of Economics in Stockholm, Sweden and a Senior Manager Degree from the Instituto de Empresa Business School (IE) in Madrid, Spain.

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

Andres Carlos Ferrero Ghislieri, our General Counsel, has been a member of the Legal Department of our Peruvian Branch since December 1995. He was appointed Legal Manager of the Peruvian Branch and General Counsel of the Company in 2016. Previously he served as the Superintendent of Legal Affairs of the Peruvian Branch from March 2008 to June 2016. From February to October 1995, he served as a Technical Advisor to the World Bank’s Energy and Mines Technical Assistance Loan Project (EMTAL) assigned to the National Society of Mining, Energy and Petroleum. He has also worked as a mining law consultant for the South African Government from May to October 2001. He is currently a member of the Board of Directors of Compañía Minera Los Tolmos, S.A. and Secretary of the Board of Directors of Ocoña Hydro, S.A., both subsidiaries of the Company. He is also a member of the Board of Directors of Inversiones Tulipan, S. A., an affiliate of the Company and member of the Board of Directors of Asociación de Empresas Promotoras del Mercado de Capitales (Procapitales), a non-profit organization. He holds a law degree from the University of Lima, Peru and a Master of Law or LLM degree in Resources Law and Policy from Dundee University, in Dundee, Scotland, in the United Kingdom.

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

Raul Vaca Castro was elected as General Auditor, effective July 18, 2019. He has 37 years of experience with Grupo Mexico. Mr. Vaca Castro has been Director of Internal Audit of SCC since 2018. Previously, he was Director of Internal Audit of the infrastructure division of Grupo Mexico, as well as Deputy Director of Internal Control for the mining division of Grupo México. He was also comptroller of Minera Mexico Internacional and before this, he held several positions in different companies of Grupo Mexico. Mr. Vaca holds a Bachelor’s degree in Accounting from the Universidad Nacional Autónoma de Mexico (UNAM). He holds an MBA from the Universidad del Valle de México, with a specialization in finance, having earned an honorable mention award, when receiving his diplomas in finance and taxes. Mr. Vaca is also an active member of the Colegio de Contadores Públicos de Mexico and the Institute of Internal Auditors of Mexico. He is also President of the Technical Commission of Internal Audit of the Colegio de Contadores Públicos de Mexico. He is a professor at the Facultad de Contaduria y Administracion of Universidad Nacional Autónoma de Mexico (UNAM).

Disclosure of Insider Trading Policies and Procedures

In compliance with Item 408(b)(1) of Regulation S-K, we have adopted a comprehensive insider trading policy and procedures designed to prevent insider trading and protect the interests of our shareholders and the integrity of our markets. The Company’s “Securities Law Compliance Policy” governs the handling of material non-public information and the purchase, sale, and other dispositions of SCC’s securities, which applies to directors, officers, employees, and other covered individuals. We believe that our Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company.

A copy of the Securities Law Compliance Policy is filed as Exhibit 19.1 to this Annual Report. The additional disclosure requirements specified by Part III, Items 10, 11, 12, 13 and 14 will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC prior to April 30, 2025, pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, or will be provided by amendment to this Form 10-K, also to be filed no later than April 30, 2025.

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

10.3	Tax Agreement entered into by the Company and Americas Mining Corporation, effective as of February 20, 2017.
14.0	Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on October 20, 2023.
19.1	Securities Law Compliance Policy.
21.1	Subsidiaries of the Company.
23.1	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C., Member of Deloitte Touche Tohmatsu, Limited) (PCAOB ID 1153).
23.2	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine.
23.3	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine.
23.4	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project.
23.5	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Los Chancas Project.
23.6	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Michiquillay Project.
23.7	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre.
23.8	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for La Caridad and Pilares.
23.9	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project.
23.10	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project.
23.11	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Charcas Mine.
23.12	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Santa Barbara Mine.
23.13	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the San Martin Mine.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8328.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8328.
96.1	Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine.
96.2	Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine.
96.3	Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project.
96.4	Technical Report Summary of Mineral Resources for the Los Chancas Project.
96.5	Technical Report Summary of Mineral Resources for the Michiquillay Project.
96.6	Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre.
96.7	Technical Report Summary of Mineral Reserves and Mineral Resources for La Caridad and Pilares.
96.8	Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project.
96.9	Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project.
96.10	Technical Report Summary of Mineral Resources for the Charcas Mine.
96.11	Technical Report Summary of Mineral Resources for the Santa Barbara Mine.
96.12	Technical Report Summary of Mineral Resources for the San Martin Mine.
97	SCC Policy for the Recovery of Erroneous Compensation, effective as of November 30, 2023.
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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2024, 2023 and 2022; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iii) the Consolidated Balance Sheets at December 31, 2024 and 2023; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2024, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

3.    Schedule II

Valuation and Qualifying Accounts and Reserves (in millions):

	Additions
	Balance at	Charged to
	beginning of	costs and		Deduction/	Balance at
	period	expenses	Additions	Application	end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
2024	$8.7	—	—	(0.1)	$8.6
2023	$8.8	0.1	—	(0.2)	$8.7
2022	$8.7	0.1	—	—	$8.8

Notes issued under par:
2024	$61.3	2.3	—	—	$59.0
2023	$63.4	2.1	—	—	$61.3
2022	$65.6	2.2	—	—	$63.4

Valuation allowance:
2024	$2,301.7	238.8	—	—	$2,540.5
2023	$2,053.7	248.0	—	—	$2,301.7
2022	$1,820.0	233.7	—	—	$2,053.7

Supplemental Information

Southern Copper Corporation

Exhibit Index

Sequential Exhibit Number	Document Description	Page Number
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

4.2	Form of 6.375% Note (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005 and incorporated herein by reference).
4.3	Form of New 7.500% Note (included in Exhibit 4.1(a)).
4.4	Form of New 7.500% Note (included in Exhibit 4.1(b))
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

19.1	Securities Law Compliance Policy (Filed herewith).
21.1	Subsidiaries of the Company (Filed herewith).
23.1	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C.—Member of Deloitte Touche Tohmatsu, Limited) (PCAOB ID 1153) (Filed herewith).
23.2	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine (Filed herewith).
23.3	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine (Filed herewith).
23.4	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project (Filed herewith).
23.5	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Los Chancas Project (Filed herewith).
23.6	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Michiquillay Project (Filed herewith).
23.7	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre (Filed herewith).
23.8	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for La Caridad and Pilares (Filed herewith).
23.9	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project (Filed herewith).
23.10	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project (Filed herewith).
23.11	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Charcas Mine (Filed herewith).
23.12	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Santa Barbara Mine (Filed herewith).
23.13	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the San Martin Mine (Filed herewith).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.
96.1	Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine (Filed herewith).
96.2	Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine (Filed herewith).
96.3

Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project (Filed as an Exhibit to the Company’s Report on Form 10-K/A filed on March 7, 2022 and incorporated herein by reference).

96.4	Technical Report Summary of Mineral Resources for the Los Chancas Project (Filed as an Exhibit to the Company’s Report on Form 10-K/A filed on March 7, 2022 and incorporated herein by reference).
96.5	Technical Report Summary of Mineral Resources for the Michiquillay Project (Filed as an Exhibit to the Company’s Report on Form 10-K/A filed on March 7, 2022 and incorporated herein by reference).
96.6	Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre (Filed herewith).
96.7	Technical Report Summary of Mineral Reserves and Mineral Resources for La Caridad and Pilares (Filed herewith).
96.8

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

96.10	Technical Report Summary of Mineral Resources for the Charcas Mine (Filed herewith).
96.11	Technical Report Summary of Mineral Resources for the Santa Barbara Mine (Filed herewith).
96.12	Technical Report Summary of Mineral Resources for the San Martin Mine (Filed as an Exhibit to the Company’s report on Form 10-K filed on February 29, 2024 and incorporated herein by reference).
97

SCC Policy for the Recovery of Erroneous Compensation, effective as of November 30, 2023 (Filed as Exhibit 97 to the Company's Annual Report on Form 10-K filed on February 29, 2024, and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2024, 2023 and 2022; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iii) the Consolidated Balance Sheets at December 31, 2024 and 2023; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2024, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)
By:	/s/ OSCAR GONZALEZ ROCHA
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date: March 3, 2025

Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GERMAN LARREA MOTA-VELASCO	Chairman of the Board, and Director
German Larrea Mota-Velasco

/s/ OSCAR GONZALEZ ROCHA	President, Chief Executive Officer and Director
Oscar Gonzalez Rocha

/s/ RAUL JACOB RUISANCHEZ	Vice President, Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)
Raul Jacob Ruisanchez

/s/ LINA A. VINGERHOETS VILCA	Comptroller (Principal Accounting Officer)
Lina A. Vingerhoets Vilca

DIRECTORS

s/ GERMAN LARREA MOTA-VELASCO	/s/ OSCAR GONZALEZ ROCHA
German Larrea Mota-Velasco	Oscar Gonzalez Rocha

/s/ LEONARDO CONTRERAS LERDO DE TEJADA	/s/ VICENTE ARIZTEGUI ANDREVE
Leonardo Contreras Lerdo de Tejada	Vicente Ariztegui Andreve

/s/ CARLOS RUIZ SACRISTAN	/s/ L. MIGUEL PALOMINO BONILLA
Carlos Ruiz Sacristan	L. Miguel Palomino Bonilla

/s/ JAVIER ARRIGUNAGA GOMEZ DEL CAMPO	/s/ ENRIQUE CASTILLO SANCHEZ MEJORADA
Javier Arrigunaga Gomez del Campo	Enrique Castillo Sanchez Mejorada

/s/ JOSE PEDRO VALENZUELA RIONDA
Jose Pedro Valenzuela Rionda

Date: March 3, 2025