Form 10-Q
period 2025-03-31
SOUTHERN COPPER CORP/
filed 2025-04-30
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

As of April 30, 2025 there were outstanding 796,186,105 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

	(in millions, except for per share amounts)
Net sales (including sales to related parties, see note 5)	$3,121.9	$2,599.8
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	1,319.2	1,157.6
Selling, general and administrative	31.7	30.8
Depreciation, amortization and depletion	223.8	209.0
Exploration	11.7	12.7
Total operating costs and expenses	1,586.4	1,410.1

Operating income	1,535.5	1,189.7

Interest expense	(102.3)	(94.2)
Capitalized interest	10.4	13.7
Interest income	48.7	27.3
Other income (expense)	(13.7)	19.0
Income before income taxes	1,478.5	1,155.5
Income taxes (including royalty taxes, see Note 4)	532.8	423.4
Net income before equity earnings of affiliate	945.8	732.1
Equity earnings (loss) of affiliate, net of income tax	3.3	6.7
Net income	949.1	738.8
Less: Net income attributable to the non-controlling interest	3.2	2.8
Net income attributable to SCC	$945.9	$736.0

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$1.19	$0.95
Weighted average shares outstanding-basic and diluted	792.5	773.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

	(in millions)
COMPREHENSIVE INCOME:
Net income and comprehensive income	$949.1	$738.8
Total comprehensive income	949.1	738.8
Comprehensive income attributable to the non-controlling interest	3.2	2.8
Comprehensive income attributable to SCC	$945.9	$736.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,116.3	$3,258.1
Short-term investments	218.2	245.3
Accounts receivable trade	1,548.1	1,189.6
Accounts receivable other (including related parties 2025- $15.0 and 2024 - $13.5)	57.0	54.2
Inventories	966.1	1,048.9
Prepaid taxes	279.0	346.7
Other current assets	35.3	31.7
Total current assets	7,220.0	6,174.3

Property and mine development, net	9,934.6	9,883.3
Ore stockpiles on leach pads	1,143.3	1,145.8
Intangible assets, net	122.6	124.6
Right-of-use assets	720.7	739.5
Deferred income tax	288.7	310.6
Equity method investment	115.0	111.9
Other non-current assets	246.3	223.5
Total assets	$19,791.2	$18,713.5

LIABILITIES
Current liabilities:
Current portion of long-term debt	$500.0	$499.8
Accounts payable (including related parties 2025- $65.6 and 2024- $49.2)	684.4	615.2
Accrued income taxes	260.2	635.2
Accrued workers’ participation	224.1	280.8
Accrued interest	134.6	97.1
Lease liabilities current	83.1	81.8
Other accrued liabilities	58.1	38.1
Total current liabilities	1,944.4	2,248.1

Long-term debt, net of current portion	6,747.0	5,758.5
Lease liabilities	637.6	657.6
Deferred income taxes	130.8	124.5
Non-current taxes payable	92.9	104.9
Other liabilities and reserves	68.9	35.6
Asset retirement obligation	532.9	546.1
Total non-current liabilities	8,210.1	7,227.3

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY (NOTE 11)
Common stock par value $0.01; shares authorized, 2025 and 2024–2,000; shares issued, 2025 and 2024–884.6	8.8	8.8
Additional paid-in capital	5,433.0	5,026.0
Retained earnings	6,682.8	6,839.6
Accumulated other comprehensive income	(2.2)	(2.2)
Treasury stock, at cost, common shares	(2,554.1)	(2,700.7)
Total Southern Copper Corporation stockholders’ equity	9,568.3	9,171.6
Non-controlling interest	68.4	66.6
Total equity	9,636.7	9,238.1
Total liabilities and equity	$19,791.2	$18,713.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

	(in millions)
OPERATING ACTIVITIES
Net income	$949.1	$738.8
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	223.8	209.0
Equity earnings of affiliate, net of dividends received	(3.1)	(5.7)
Loss on foreign currency transaction effect	14.0	3.8
Provision for deferred income taxes	28.2	19.1
Other, net	14.3	5.5
Change in operating assets and liabilities:
Increase in accounts receivable	(358.6)	(152.8)
Decrease (increase) in inventories	85.3	(8.2)
(Decrease) increase in accounts payable and accrued liabilities	(273.7)	151.8
Decrease (increase) in other operating assets and liabilities	42.0	(301.6)
Net cash provided by operating activities	721.4	659.7
INVESTING ACTIVITIES
Capital expenditures	(317.8)	(213.8)
Proceeds from sale of short-term investments, net	27.1	270.0
Other	—	—
Net cash (used in) provided by investing activities	(290.7)	56.2
FINANCING ACTIVITIES
Proceeds from issuance of debt	993.8	—
Payments of debt issuance costs	(6.4)	—
Cash dividends paid to common stockholders	(553.3)	(618.5)
Other, net	(1.2)	(1.6)
Net cash provided by (used in) financing activities	432.9	(620.1)
Effect of exchange rate changes on cash and cash equivalents	(5.4)	4.9
Increase in cash and cash equivalents	858.2	100.7
Cash and cash equivalents, at beginning of period	3,258.1	1,151.5
Cash and cash equivalents, at end of period	$4,116.3	$1,252.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024

	(in millions)
TOTAL EQUITY, beginning of period	$9,238.1	$7,481.2
STOCKHOLDERS’ EQUITY, beginning of period	9,171.6	7,418.1
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	5,026.0	3,532.8
Dividends paid in common stock	409.9	—
Other activity of the period	(2.9)	8.6
Balance at end of period	5,433.0	3,541.4
TREASURY STOCK:
Southern Copper common shares
Balance at beginning and end of the period	(2,337.3)	(2,766.7)
Dividends paid in common stock	143.2	—
Used for corporate purposes	0.1	0.1
Balance at end of period	(2,194.1)	(2,766.6)
Parent Company common shares
Balance at beginning of period	(363.4)	(382.3)
Other activity, including dividend, interest and foreign currency translation effect	3.3	(8.3)
Balance at end of period	(360.1)	(390.6)
Treasury stock balance at end of period	(2,554.1)	(3,157.2)
RETAINED EARNINGS:
Balance at beginning of period	6,839.6	7,033.5
Net earnings	945.9	736.0
Dividends declared and paid, common stock, per share, 2025- $0.70, 2024– $0.80	(553.3)	(618.5)
Dividends paid in common stock	(553.1)	—
Other activity	3.7	5.7
Balance at end of period	6,682.8	7,156.7
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	(2.2)	(8.0)
Other comprehensive income (loss)	—	—
Balance at end of year	(2.2)	(8.0)
STOCKHOLDERS’ EQUITY, end of period	9,568.3	7,541.7
NON-CONTROLLING INTEREST, beginning of period	66.6	63.1
Net earnings	3.2	2.8
Distributions paid	(1.3)	(1.7)
NON-CONTROLLING INTEREST, end of period	68.4	64.2
TOTAL EQUITY, end of period	$9,636.7	$7,605.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”) is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of March 31, 2025, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper, a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of March 31, 2025 and the results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. The December 31, 2024 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2024 and notes included in the Company’s 2024 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows (in millions):

	At March 31,	At December 31,
	2025	2024
Trading securities	$218.0	$245.2
Weighted average interest rate	4.5%	4.7%

Available-for-sale	$0.1	$0.2
Weighted average interest rate	0.8%	0.9%
Total	$218.2	$245.3

Trading securities consisted of bonds issued by public companies and were publicly traded. Each financial instrument was independent of the others. The Company had the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and as of March 31, 2025, and December 31, 2024, included asset and mortgage-backed obligations. As of March 31, 2025 and December 31, 2024, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Three months ended
	March 31,
	2025		2024
Trading:
Interest earned		$9.6		$7.7
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)

(*) Less than $0.1 million.

NOTE 3 — INVENTORIES:

Inventories were as follows:

	At March 31,	At December 31,
(in millions)	2025	2024
Inventory, current:
Metals at average cost:
Finished goods	$62.4	$55.9
Work-in-process	251.7	343.8
Ore stockpiles on leach pads	231.0	217.2
Supplies at average cost	421.1	431.9
Total current inventory	$966.1	$1,048.9
Inventory, long-term:
Ore stockpiles on leach pads	$1,143.3	$1,145.8

During the three-month period ended March 31, 2025 and 2024, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $69.2 million and $66.2 million, respectively. Leaching inventories recognized in cost of sales amounted to $58.0 million and $53.7 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the three-month period ended March 31, 2025 and 2024 consisted of (in millions):

	2025	2024
Statutory income tax provision	$445.3	$363.1
Peruvian royalty	15.1	9.9
Mexican royalty	47.4	30.6
Peruvian special mining tax	25.0	19.8
Total income tax provision	$532.8	$423.4

Effective income tax rate	36.0%	36.6%

These provisions include income taxes for Peru, Mexico and the United States. The Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The decrease in the effective income tax rate in 2025 compared to the same period in 2024 was primarily attributable to uncertain tax positions recorded in the U.S., Peruvian and Mexican jurisdictions.

Peruvian royalty and special mining tax: The Company has accrued $40.1 million and $29.7 million of royalty charge and special mining tax as part of the income tax provision for the first quarter of 2025 and 2024, respectively.

Mexican mining royalty: The Company has accrued $47.4 million and $30.6 million of royalty taxes as part of the income tax provision for the first quarter of 2025 and 2024, respectively. The increase in 2025 over 2024 is partially attributable to the increase in the mining royalty rate, and increased sales due to the impact of metal prices. As previously reported, effective January 1, 2025, the rates for the mining royalty and the additional royalty increased from 7.5% to 8.5%, and from 0.5% to 1%, respectively.

Accounting for uncertainty in income taxes: In the first quarter of 2025, the Company made payments of $35.8 million in the Peruvian jurisdiction for uncertain tax positions. The Company also recorded current and non-current liabilities for the Peruvian jurisdiction that increased the tax expense by approximately $6.2 million. The Company has a net current liability of $19.3 million in the Peruvian jurisdiction that represents anticipated cash refunds or payments within 12 months.

Tax and Pillar Two updates: Large multinational businesses with greater than €750 million in total revenue must pay a minimum effective tax rate under Pillar Two of 15% on taxable income arising in each jurisdiction where they operate. Certain provisions of Pillar Two took effect January 1, 2024, while other provisions went into effect January 1, 2025. If jurisdictions want to implement Pillar Two they will need to do so through domestic legislation. The countries in which the Company has significant operations have yet to enact Pillar Two into law and have not formally announced plans to implement these rules. The Company will continue to monitor these developments and analyze the potential impact that Pillar Two will have on future results.

In the United States, tax rates for global intangible low-taxed income (“GILTI”), the base erosion and anti-abuse tax (“BEAT”) and the foreign-derived intangible income (“FDII”) are set to increase for tax years starting after 2025. From the date of enactment in 2017, these taxes have not been material but the Company will continue to monitor U.S. tax policy.

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

Receivable and payable balances with related parties are shown below (in millions):

	At March 31,	At December 31,
	2025	2024
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$8.2	$7.1
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	(*)	(*)
Ferrocarril Mexicano, S.A. de C.V.	(*)	(*)
Mexico Generadora de Energia S. de R.L. ("MGE")	5.4	5.4
Mexico Compania Constructora S.A de C.V.	(*)	(*)

Related to the controlling group:
Empresarios Industriales de Mexico, S.A. de C.V.	1.0	0.9
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.4	—
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
	$15.0	$13.5

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO	$8.8	$6.0
Asarco LLC	13.9	6.0
Eolica El Retiro, S.A.P.I. de C.V.	0.4	0.4
Ferrocarril Mexicano, S.A. de C.V.	8.2	2.9
Grupo Mexico Servicios	6.9	4.3
MGE	16.7	15.9
Mexico Compania Constructora S.A de C.V.	4.2	8.0
Parque Eolico de Fenicias, S. de R.L. de C.V.	4.4	2.6
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.8	2.1
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.6	0.5
Mexico Transportes Aereos, S.A. de C.V. (“Mextransport”)	0.2	0.1
Operadora de Cinemas, S.A. de C.V.	0.5	0.4
	$65.6	$49.2

(*) Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the three-month periods ended March 31, 2025 and 2024 (in millions):

	2025	2024
Purchase activity
Asarco LLC	$7.8	$1.2
Eolica El Retiro, S.A.P.I. de C.V.	0.4	0.1
Ferrocarril Mexicano, S.A. de C.V.	5.5	8.1
Grupo Mexico Servicios	5.0	5.0
AMMINCO	2.5	2.5
MGE	59.7	61.7
Mexico Compania Constructora S.A. de C.V.	14.2	20.6
Parque Eolico de Fenicias, S. de R.L. de C.V.	8.6	—
Grupo Mexico Servicios de Ingenieria S. A. de C.V.	2.3	4.0
Total purchases	$106.2	$103.2
Sales activity
Asarco LLC	$13.0	$6.7
AMMINCO	(*)	(*)
MGE	18.4	15.6
Total sales	$31.4	$22.3

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

In the first quarter of 2025 and 2024, the Company donated $0.0 million and $0.6 million, respectively, to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations.

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

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE supplies some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. In the first quarter of 2025, MGE supplied approximately 3.7% of its power output to third-party energy users, compared to 5.2% in the same period of 2024.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro, S.A.P.I. de C.V. (“Eolica el Retiro”). Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (“IMMSA”) and other subsidiaries of Grupo Mexico in the third quarter of 2014. In the first quarter of 2025, Eolica El Retiro supplied approximately 33.3% of its power output to IMMSA and Mexcobre, compared to 3.4% in the same period of 2024.

In 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V. (“Parque Eolico de Fenicias”), an indirect subsidiary of Grupo Mexico, located in Nuevo Leon, Mexico. This contract commits to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement started in the third quarter of 2024. In the first quarter of 2025, Parque Eolico de Fenicias supplied approximately 74.8% of its power output to IMMSA.

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

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the three-month periods ended March 31, 2025 and 2024 (in millions):

	2025		2024
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.		$0.1		$0.2
Mextransport		0.8		0.7
Operadora de Cinemas S.A. de C.V.		0.1		0.1
Total purchases		$1.0		$1.0

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$	(*)	$	(*)
Empresarios Industriales de Mexico, S.A. de C.V.		0.1		0.1
Mextransport		0.7		0.6
Operadora de Cinemas S.A. de C.V.		(*)		(*)
Total sales		$0.8		$0.8

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

NOTE 6 — FINANCING:

Minera Mexico S.A. de C.V. Notes:

On February 12, 2025, SCC’s subsidiary, Minera Mexico S.A. de C.V., issued $1.0 billion of fixed-rate senior notes. This debt was issued in one tranche, due in 2032 at an annual interest rate of 5.625%. Interest on the notes will be paid semi-annually in arrears. The Company intends to use the net proceeds from this offering (i) to finance Minera Mexico’s capital expenditures and (ii) for general corporate purposes, in each case in compliance with applicable law. The notes were issued with an underwriters’ discount of $6.2 million. Additionally, issuance costs of $6.4 million associated with these notes were paid and deferred. The unamortized balance of the discount and the costs are presented net of the carrying value of the debt issued and are amortized as interest expense over the life of the loan.

The notes constitute general unsecured obligations of Minera Mexico.

In connection with the transaction, on February 12, 2025, Minera Mexico entered into a supplemental indenture with Computershare Trust Company N.A., as trustee, which provides for the issuance and sets forth the terms of the notes described above. The indenture contains covenants that limit Minera Mexico's ability to, among other things, incur certain liens securing indebtedness; engage in certain sale and leaseback transactions; and enter into certain consolidations, mergers, conveyances or transfers of all or substantially all of Minera Mexico's assets.

Credit risk rating:

In February 2025, Moody’s investors service assigned its Baa1 as the debt rating on the new notes issued. Also on February 2025, Fitch and Standard & Poor’s ratings services assigned its ‘BBB+’, as the debt rating on the new notes issued.

NOTE 7 — LEASES:

The Company has operating leases for power generating facilities, vehicles and properties. The Company recognizes leasing expenses for these leases on a straight-line basis over the lease term. Some of the Company’s leases include both lease and non-lease components which are accounted for separately. The Company’s leases have remaining lease terms of less than one year to eight years, and do not include options to extend the leases. The Company’s lease agreements do not contain options to purchase the leased assets or to terminate the leases before the expiration date. In addition, the Company’s lease contracts have no material residual value guarantees or material restrictive covenants. As none of the Company’s leases stipulate an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The weighted average remaining lease term for the Company’s leases is approximately six years, and the weighted average discount rate for these leases is 4.10%.

The operating lease expense recognized in the three-month period ended March 31, 2025 and 2024 was classified as follows (in millions):

Classification	2025	2024
Cost of sales (exclusive of depreciation, amortization and depletion)	$28.8	$28.5
Selling, general and administrative	(*)	(*)
Exploration	(*)	(*)
Total lease expense	$28.8	$28.6

(*) amount is lower than $0.1 million.

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2025	$86.5
2026	115.0
2027	114.5
2028	114.0
2029	112.8
After 2029	317.1
Total lease payments	$859.9
Less: interest on lease liabilities	(139.2)
Present value of lease payments	$720.7

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

Currently, the Company has pledged the value of its Lima office complex for 27% of the guarantee and with a stand-by letter of credit for the other 73% as a security for this obligation. Through January 2025, the Company has provided total guarantees of $98.5 million.

On July 20, 2021, the Peruvian Government published Law 31347, which requires companies in the production stage to set aside additional guarantees for progressive closure of its operations. The resources that back these guarantees will be returned to the Company when activities cease and the regulatory agency verifies that all closure measures have been satisfactorily completed. Under this Law, companies must include activities for environmental remediation within the closure schedule and assume costs associated with environmental impacts that are identified during audits. On March 19, 2025, the regulation attached to this Law was published. This new regulation establishes a three-year period to update the guarantee constitution table, including the main components of progressive closure. The Company is initiating the corresponding actions to comply with this new requirement within the established time frame, but does not expect this Law to have a material effect on its financial statements.

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

In December 2024, the Company adjusted its estimate for the asset retirement obligation for its Mexican operations, mainly due to a detailed review of the closing activities required and an update to life-of-mine plans for the Buenavista operations. The effect was a decrease in the asset retirement obligation to the order of $119.2 million.

The following table summarizes the asset retirement obligation activity for the three-month periods ended March 31, 2025 and 2024 (in millions):

	2025	2024
Balance as of January 1	$546.1	$612.5
Changes in estimates	(19.3)	(2.3)
Closure payments	—	—
Accretion expense	6.0	7.6
Balance as of March 31,	$532.9	$617.8

NOTE 9 — BENEFIT PLANS:

Post retirement defined benefit plans:

The Company’s Mexican subsidiaries have a defined contribution pension plan for salaried employees and a non-contributory defined benefit pension plan for union employees. In addition, the Company has two non-contributory defined benefit pension plans covering former salaried employees in the United States and certain former expatriate employees in Peru. Effective October 31, 2000, the Board of Directors amended the qualified pension plan to suspend the accrual of benefits.

The components of net periodic benefit costs for the three-month periods ended March 31, 2025 and 2024 are as follows (in millions):

	Three months ended
	March 31,
(in millions)	2025	2024
Service cost	$0.6	$0.7
Interest cost	0.9	0.9
Expected return on plan assets	(1.8)	(1.5)
Amortization of net loss/(gain)	0.1	(*)
Net periodic (benefit) cost	$(0.2)	$0.1

Post-retirement health care plans:

In Mexico, health services are provided by the Mexican Institute of Social Security.

The components of net periodic benefit cost for the three-month period ended March 31, 2025 and 2024 are as follows (in millions):

	Three months ended March 31,
(in millions)	2025	2024
Interest cost	$0.5	$0.5
Amortization of net loss (gain)	(*)	(*)
Amortization of prior service cost/ (credit)	—	(*)
Net periodic benefit cost	$0.5	$0.5

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

Environmental capital investments in the three-month periods ended March 31, 2025 and 2024 were as follows (in millions):

	2025	2024
Peruvian operations	$1.5	$1.6
Mexican operations	40.5	42.1
	$42.0	$43.7

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defined new AQS for daily sulfur dioxide in the air. As of March 31, 2025, the Company reported a daily average level of µg/m3 of SO2, which falls below the AQS requirement.

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

The principal legislation applicable to the Company’s Mexican operations is the Federal General Law of Ecological Balance and Environmental Protection (the “General Law”), which is enforced by the Federal Bureau of Environmental Protection (“PROFEPA”). PROFEPA monitors compliance with environmental legislation and enforces Mexican environmental laws, regulations and official standards. It may also initiate administrative proceedings against companies that violate environmental laws, which in the most extreme cases may result in the temporary or permanent shutdown of non-complying facilities, the revocation of operating licenses and/or other sanctions or fines. Amendments to the General Law enacted in 2011 enabled individuals or entities to contest administrative acts, including environmental authorizations, permits or concessions granted, without the need to demonstrate the existence of harm to the environment as long as it can be argued that harm may be caused. Additionally, in 2013, the Environmental Liability Federal Law was enacted, establishing general guidelines for actions considered likely to cause environmental harm.

Guaymas sulfuric acid spill: In July 2019, there was an incident at the Company´s Marine Terminal in Guaymas, Sonora, that caused the discharge of approximately three cubic meters of sulfuric acid into the sea in the industrial port area. PROFEPA, after two inspections, declared a partial shutdown of the storage process and transportation of sulfuric acid at the terminal arguing the absence of an authorization of environmental impact, despite the fact that the Company’s exempt to the permit because these facilities have been in operation since 1979, prior to the 1988 Mexican General Law of Ecological Balance and the Protection of the Environment. The Company has solved this issue and expects to restart operations in the near future.

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

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of March 31, 2025, the case was pending resolution.

The Guillen Lopez case is currently before the lower court. Oral arguments took place on July 19, 2019. On January 7, 2020, the Judge decided to suspend the proceedings until the del Carpio Lazo case is concluded. On March 8, 2022, The Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On September 7, 2023, the Judge cancelled the suspension and declared the case ready for a resolution. On May 18, 2024, the Judge declared, once again, that the case was ready for resolution. As of March 31, 2025, the case was pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. In May 2016, the Company was included in the process after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazo case is concluded. On March 11, 2022, the Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On January 5, 2024, the Peruvian Branch reiterated its petition to continue the process given that a final decision has already been handed down in Carpio Lazo case. As of March 31, 2025, the case was pending resolution.

The Gobierno Regional de Arequipa case is currently before the Superior Court. The Company answered the complaint on September 15, 2020. On February 8, 2021, the Judge decided to suspend the proceeding until the del Carpio Lazo case was concluded. On March 24, 2022, the Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On March 28, 2022, the Judge cancelled the suspension. On May 24, 2022, the parties presented their closing arguments. On March 15, 2023, the Judge dismissed the lawsuit. The plaintiff missed the chance to appeal the ruling, therefore, the Judge declared the case had concluded in favor of the Peruvian Branch. On October 20, 2023 the Superior Court declared that the plaintiff had not been properly informed of the ruling and ordered issuance of a new notification of the First Instance ruling. The Superior Court instructed the First Instance Court to inform the Gobierno Regional de Arequipa that it must establish a new address to ensure proper notification. On April 16, 2024, the Gobierno Regional de Arequipa filed an appeal against the first instance decision. The Superior court notified the Company of the appeal, and the Peruvian Branch responded on June 10, 2024. On August 7, 2024, an oral hearing took place. As of March 31, 2025, the case was pending resolution.

The Municipalidad Distrital de Dean Valdivia case is currently before the lower court. On August 17, 2022, the Company was formally notified of the lawsuit and answered the complaint on September 2, 2022. The Peruvian Branch informed the Court the result of the del Carpio Lazo case. As of March 31, 2025, the case was pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against the Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where the Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization since 1995. Following a motion filed by the Peruvian Branch, the lower court included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. On July 2, 2022, the case was temporarily archived. On May 26, 2023, the Judge ordered termination of the proceeding due to the lack of interest of the plaintiff. On June 2, 2023, the plaintiff appealed the termination of the proceeding. On September 18, 2023, the Superior Court reversed the termination and ordered the Judge to continue the proceeding. As of March 31, 2025, the case was pending resolution.

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

Mexican operations:

The Accidental Spill at Buenavista Mine of 2014

Regarding the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of March 31, 2025.

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

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. The remaining three lawsuits are still pending: two were filed by Acciones Colectivas de Sinaloa, A.C. and one, by Defensa Colectiva, A.C.; requesting precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust. As of March 31, 2025, these cases remain in the same stage.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. On October 3, 2024, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by María Lourdes Martínez Navarro et al. As of March 31, 2025, all of these cases were pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. With regard to the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures. This public meeting will have no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, it has informed the corresponding Judge about its compliance with the resolution, in which BVC was required to implement additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, with six months granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions imposed. The foregoing does not impact BVC’s operations. Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of March 31, 2025, the remaining cases were pending resolution.

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

Labor matters:

Peruvian operations: 56.1% of the Company's 5,109 Peruvian employees were unionized as of March 31, 2025. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

In the fourth quarter of 2024, the Company signed long-term extensions of the collective bargaining agreements with five of its six unions, each lasting six years and commencing on the day after the expiration of the prior agreements, in accordance with the law. As a result of these agreements, the Company made a signing payment to each worker in the fourth quarter of 2024, totaling $62 million, approximately.

In February 2025, the Company signed a three-year extension of the collective bargaining agreement with the remaining union. The Company made a signing payment to each worker of the union, totaling approximately $6.3 million. This allows the Company to ensure that economic benefits and working conditions are consistently applied to all unionized workers. Additionally, the Company reached agreements with the six unions to ensure uninterrupted operation of its facilities, preventing stoppages by the unions and workers during extension periods for collective bargaining.

The Company maintains regular dialogue with union representatives to ensure labor harmony and proper management of labor relations. Southern Peru has collective bargaining agreements with each of the six unions, the earliest of which expires in 2027 and the latest, in 2033. These agreements regulate benefits related to compensation and working conditions.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement in their labor environment, as workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martin mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martin mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice. Such challenges were dismissed by the Supreme Court. Consequently, on September 6, 2021, the Federal Mediation and Arbitration Board issued a new resolution determining that, based on the documents submitted by the National Federation of Independent Unions and given the status of the strike until 2018, it was not possible to create a registry of workers holding a right to vote. Therefore, in case of a strike, any collective bargaining proceedings shall remain suspended. On June 9, 2023, the Federal Mediation and Arbitration Board, in a ruling that veered from its previous stance, did not recognize the common representatives of the coalition workers and consequently ruled that the agreement which such representatives had made with the Company to lift the strike in 2018 lacked validity. Notwithstanding, on June 14, 2023 the Federal Mediation and Arbitration Board handed down a ruling that terminated the strike and ordered workers to resume activities within 15 days. The Mining Union filed a protective action (Amparo) against this resolution, which is pending resolution as of March 31, 2025.

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

The Company´s operations at the San Martin unit continue to evolve normally and the conflict is expected to be resolved in accordance with the legal framework set by labor authorities; any actions taken will respect the will of the workers

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of March 31, 2025, the case was pending resolution without further developments.

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

In 2021, the Company signed social agreements with the Michiquillay and La Encañada communities. In addition, in October 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed environmental impact study for the project. In the last quarter of 2022, the Company informed MINEM that exploration activities had begun and that it initiated an in-depth assessment of existing mineral resources. In 2023, in accordance with the social agreements with the Michiquillay and La Encañada communities, the Company has hired unskilled labor and is paying for the use of surface land. The Company is supporting social programs in both communities. Additionally, the Company continues exploration activities on this project and as of March 31, 2025, had drilled 145,928 meters and obtained 47,990 drill core samples for chemical analysis. Diamond drilling will continue to provide information to update geological modeling and evaluate mineral resources. Geo-metallurgical, hydrological and hydrogeological studies are currently underway; the geotechnical study for the project will begin shortly.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $121.0 million as of March 31, 2025). In relation to this commitment, the Company has completed the construction of a school with an investment of S/18.8 million (approximately $5.1 million as of March 31, 2025) and agricultural infrastructure projects and studies with an investment of S/112.4 million (approximately $30.6 million as of March 31, 2025). Among the most important projects are the construction of the Cularjahuira dam for S/15.6 million (approximately $4.2 million as of March 31, 2025) and the engineering study for the Callazas dam for S/2.6 million (approximately $0.7 million as of March 31, 2025). Additionally, the Company has committed S/60.6 million (approximately $16.5 million as of March 31, 2025) to basic infrastructure projects, including a drinking water project for S/9.6 million (approximately $2.6 million as of March 31, 2025) which was recently completed.

As the Toquepala expansion project was completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $28.5 million in its condensed consolidated financial statements as other liabilities as of March 31, 2025.

In addition, the Company has committed S/102.1 million (approximately $27.8 million as of March 31, 2025) for the construction of a high-achievement school, and S/ 40.0 million (approximately $10.9 million as of March 31, 2025) in two infrastructure projects in the Tacna region under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs to determine how the Company can contribute to sustainable development in the region. Although the development roundtable is not currently meeting, during previous sessions it discussed the possibility of creating a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $271.9 million as of March 31, 2025). While the final funding agreement has yet to be signed, the Company has already committed to contributing S/251.3 million (approximately $68.3 million as of March 31, 2025) to different projects, including S/108.4 million (approximately $29.5 million as of March 31, 2025) to fund an educational project for which S/106.8 million (approximately $29.0 million as of March 31, 2025) has already been invested; this project already has approved resolutions from the provinces of Ilo and Sánchez Cerro. Additionally, construction of the treatment plant in Ilo continues, which entails a total investment of S/105.5 million (approximately $28.7 million as of March 31, 2025). As of March 31, 2025, the project had advanced 55%. On the education front, S/18.2 million (approximately $4.9 million as of March 31, 2025) has been executed to build three schools in Moquegua, all of which have been completed.

In addition, in the last three years, the Company has committed S/228 million (approximately $62.0 million as of March 31, 2025) to build four infrastructure projects in the Moquegua region under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Apurimac Region: The Company has committed S/83.8 million (approximately $22.8 million as of March 31, 2025) to build two educational infrastructure projects under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Arequipa Region: The Company has committed S/109.5 million (approximately $29.8 million as of March 31, 2025) to build two educational infrastructure projects and S/6.3 million (approximately $1.7 million as of March 31, 2025) to finance previous studies for infrastructure projects, under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Cajamarca Region: The Company has committed S/0.7 million (approximately $0.2 million as of March 31, 2025) to finance the pre-investment studies of a health project under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatts (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects starting on May 1, 2017 and ending on October 31, 2029.

Mexican operations:

Power purchase agreements

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 5 “Related party transactions”.

●	Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I. de C.V., a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company´s Mexican operations. For further information, please see Note 5 “Related party transactions”.

●	Parque Eolico de Fenicias, S. de R.L. de C.V.: On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., an indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. In the third quarter of 2024, Parque Eolico de Fenicias began supplying energy to the IMMSA unit. For further information, please see Note 5 “Related party transactions”.

Corporate operations:

Commitment for capital projects

As of March 31, 2025, the Company had committed approximately $305.2 million to capital investment project developments.

Tax contingency matters: Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 4 “Income taxes”).

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the three-month periods ended March 31, 2025 and 2024 was as follows (in millions):

	2025	2024
Southern Copper common shares
Balance as of January 1,	$2,337.3	$2,766.7
Dividends paid in common stock	(143.2)	—
Used for corporate purposes	(0.1)	(0.1)
Balance as of March 31,	2,194.1	2,766.6

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	363.4	382.3
Other activity, including dividend, interest and foreign currency translation effect	(3.3)	8.3
Balance as of March 31,	360.1	390.6
Treasury stock balance as of March 31,	$2,554.1	$3,157.2

Common Stock:

Dividend paid in common stock:

On February 27, 2025, the Company paid a dividend of 0.0073 shares per common share, which represented a reduction of 5,769,600 shares of common stock in treasury for a total of $143.2 million.

On March 31, 2025 and on December 31, 2024, 88,413,181 and 94,185,981 shares of SCC’s common stock were in Treasury, respectively.

Directors’ Stock Award Plan:

The Company has established a Director´s Stock Award Plan (the “Plan”) for certain non-employee directors. Southern Copper has reserved 600,000 shares of common stock for the Plan. Under the Plan, participants are entitled to an award of 1,600 shares of common stock upon election to the Board of Directors and are eligible to receive 1,600 additional shares of common stock per year thereafter. Commencing with the second quarter of 2021, Directors receive quarterly awards of 400 shares, contingent upon attendance of each quarterly Board meeting. The fair value of the award is measured each year at the date of the grant. On May 27, 2022, the Company’s stockholders approved a five-year extension of the Plan until January 27, 2028. The award is not subject to vesting requirements.

For the first quarter of 2025 and 2024, the stock-based compensation expense associated with the Plan totaled $0.3 million and $0.2 million, respectively.

The activity of the Plan for the three-month periods ended March 31, 2025 and 2024 was as follows:

	2025	2024
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(444,400)	(428,800)
Granted in the period	(3,200)	(2,800)
Total shares granted at March 31,	(447,600)	(431,600)
Remaining shares reserved	152,400	168,400

Parent Company common shares:

Total common shares of Grupo Mexico held by the treasury stood at 58,316,437 and 61,972,864 as of March 31, 2025 and December 31, 2024, respectively.

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

The stock based compensation expense for the three-month period ended March 31, 2025 and 2024 and the unrecognized compensation expense under this plan were as follows (in millions):

	2025	2024
Stock based compensation expense	$0.2	$0.2
Unrecognized compensation expense	$0.8	$1.5

The following table presents the stock award activity of this plan for the three-month period ended March 31, 2025 and 2024:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2025	1,901,089	$1.86
Granted	—	$—
Exercised	(593,927)	1.86
Forfeited	—	—
Outstanding shares at March 31, 2025	1,307,162	$1.86
Outstanding shares at January 1, 2024	1,962,936	$1.86
Granted	—	—
Exercised	(22,216)	1.86
Forfeited	—	—
Outstanding shares at March 31, 2024	1,940,720	$1.86

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan to certain members of its executive management; to executive management at its subsidiaries; and to certain affiliated companies. Under this plan, participants will receive cash incentive bonuses to purchase shares of Grupo Mexico, which are deposited in a trust.

Non-controlling interest:

The following table presents the non-controlling interest activity the three-month period ended March 31, 2025 and 2024 (in millions):

	2025	2024
Balance as of January 1,	$66.6	$63.1
Net earnings	3.2	2.8
Dividend paid	(1.3)	(1.7)
Balance as of March 31,	$68.4	$64.2

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (excluding accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table, which provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024 (in millions):

	At March 31, 2025		At December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:

Current portion of long-term debt level 1	$500.0	$499.8	$499.8	$498.4

Long-term debt level 1	6,695.9	6,674.4	5,707.3	$5,653.6
Long-term debt level 2	51.2	53.7	51.2	53.1
Total long-term debt	$6,747.0	$6,728.1	$5,758.5	$5,706.7

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of March 31, 2025 and December 31, 2024 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$218.0	$218.0	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	—	—	—	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	881.4	881.4	—	—
Molybdenum	322.6	322.6	—	—
Total	$1,422.1	$1,422.0	$0.1	$—

(*) Less than $0.1 million

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$245.2	$245.2	$—	$—
—Available-for-sale debt securities:
Asset backed securities	—	—	—	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	589.5	589.5	—	—
Molybdenum	274.5	274.5	—	—
Total	$1,109.3	$1,109.2	$0.1	$—

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

NOTE 13 — REVENUE:

The Company’s net sales were $3,121.9 million in the three-month period ended March 31, 2025, compared to $2,599.8 million in the same period of 2024. The geographic breakdown of the Company’s sales is attributed to countries based on location of customer, and is summarized as follows (in millions):

	Three Months Ended March 31, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$725.2	135.9	0.2	$861.3	$(48.2)	$813.1
United States	286.0	—	123.1	409.1	—	409.1
Peru	—	1.2	224.3	225.5	(0.7)	224.8
Brazil	—	7.3	130.1	137.3	—	137.3
Chile	—	—	109.6	109.6	—	109.6
Other American countries	11.6	—	2.0	13.5	—	13.5
Europe:
Switzerland	219.7	5.6	168.4	393.7	—	393.7
Italy	—	5.3	100.1	105.4	—	105.4
Spain	108.7	—	50.9	159.6	—	159.6
Other European countries	3.0	0.2	186.9	190.0	—	190.0
Asia:
China	279.7	—	3.9	283.6	—	283.6
Singapore	19.2	—	23.8	43.0	—	43.0
Japan	81.7	—	133.8	215.5	—	215.5
Other Asian countries	14.7	—	8.8	23.5	—	23.5
Total	$1,749.4	$155.5	$1,266.0	$3,170.8	$(48.9)	$3,121.9

	Three Months Ended March 31, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$591.3	$106.2	$7.9	$705.3	$(33.0)	$672.3
United States	272.2	1.7	38.7	312.6		312.6
Peru	—	8.4	165.9	174.3	(8.3)	166.1
Brazil	—	9.0	116.0	124.9		124.9
Chile	—	—	94.4	94.4		94.4
Other American countries	7.2	—	4.1	11.3		11.3
Europe:
Switzerland	161.8	15.3	52.0	229.0		229.0
Italy	(*)	6.0	75.3	81.3		81.3
Spain	110.3	—	19.8	130.1		130.1
Other European countries	58.6	1.4	106.9	166.8		166.8
Asia:
China	175.6	1.1	109.7	286.4		286.4
Singapore	17.7	(2.6)	42.3	57.3		57.3
Japan	54.0	—	190.9	245.0		245.0
Other Asian countries	17.4	—	4.7	22.1		22.1
Total	$1,466.0	$146.4	$1,028.7	$2,641.1	$(41.3)	$2,599.8

(*) Less than $0.1 million.

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three-month periods ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$1,379.2	$21.3	$1,049.6	$2,450.1	$(18.1)	$2,432.0
Molybdenum	164.4	—	136.1	300.5	—	300.5
Silver	100.3	49.5	49.4	199.3	(22.6)	176.6
Zinc	51.5	67.4	—	118.9	(7.5)	111.4
Other	53.9	17.2	30.9	102.0	(0.7)	101.4
Total	$1,749.4	$155.5	$1,266.0	$3,170.8	$(48.9)	$3,121.9

	Three Months Ended March 31, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$1,206.2	$27.5	$829.0	$2,062.7	$(19.0)	$2,043.7
Molybdenum	144.6	—	129.0	273.6	—	273.6
Silver	66.7	35.5	31.1	133.3	(21.7)	111.6
Zinc	4.3	65.2	—	69.5	0.6	70.1
Other	44.2	18.2	39.6	102.0	(1.2)	100.8
Total	$1,466.0	$146.4	$1,028.7	$2,641.1	$(41.3)	$2,599.8

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated

As of March 31, 2025:
Trade receivables	$930.7	$54.2	$563.2	$1,548.1	$—	$1,548.1
Related parties, current	28.2	16.4	0.1	44.7	(29.7)	15.0

As of December 31, 2024:
Trade receivables	$623.0	$59.7	$506.9	$1,189.6	$—	$1,189.6
Related parties, current	39.7	25.1	1.3	66.2	(52.7)	13.5

As of March 31, 2025, the Company has long-term contracts with promises to deliver the following products in 2025:

Copper concentrates (in tonnes)	212,500
Copper cathodes (in tonnes)	48,000
Molybdenum concentrates (in tonnes)	21,250
Sulfuric acid (in tonnes)	365,000

Provisionally priced sales: As of March 31, 2025, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the March 31, 2025 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

The following are the provisionally priced copper and molybdenum sales outstanding as of March 31, 2025:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	200.4	4.40	April 2025 through August 2025
Molybdenum	16.2	19.95	April 2025 through July 2025

The provisional sales price adjustment included in accounts receivable and net sales as of March 31, 2025 incorporates a positive adjustment of $26.5 million for copper and a negative adjustment of $18.8 million for molybdenum.

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

Financial information relating to Southern Copper Corporation’s segments is as follows:

	Three Months Ended March 31, 2025
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$1,749.4	$106.5	$1,266.0	$3,121.9	$—	$3,121.9
Intersegment sales		48.9		48.9	(48.9)	0.0
Cost of sales (exclusive of depreciation, amortization and depletion)	668.0	112.0	597.1	1,377.2	(58.0)	1,319.2
Selling, general and administrative	16.9	2.7	9.0	28.7	3.0	31.7
Depreciation, amortization and depletion	97.7	19.8	94.5	212.0	11.7	223.8
Exploration	1.3	2.4	3.8	7.5	4.2	11.7
Operating income	$965.5	$18.4	$561.5	$1,545.5	$(9.9)	1,535.5
Less:
Interest, net						(43.2)
Other income (expense)						(13.7)
Income before income taxes						$1,478.5
Capital investment	$134.6	$21.4	$160.1	$316.1	$1.7	$317.8
Property and mine development, net	$4,951.1	$794.9	$3,816.9	$9,562.9	$371.7	$9,934.6
Total assets	$9,185.2	$1,214.5	$5,295.6	$15,695.3	$4,096.0	$19,791.2

	Three Months Ended March 31, 2024
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$1,466.0	$105.1	$1,028.7	$2,599.8	$—	$2,599.8
Intersegment sales	—	41.3		41.3	(41.3)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	594.6	129.7	474.6	1,198.9	(41.3)	1,157.6
Selling, general and administrative	17.1	2.6	9.4	29.1	1.8	30.8
Depreciation, amortization and depletion	99.7	19.2	81.4	200.3	8.7	209.0
Exploration	3.6	1.8	5.8	11.2	1.5	12.7
Operating income	$751.0	$(6.8)	$457.5	$1,201.7	$(12.0)	1,189.7
Less:
Interest, net						(53.2)
Other income (expense)						19.0
Income before income taxes						$1,155.5
Capital investment	$107.1	$31.8	$70.5	$209.4	$4.4	$213.8
Property and mine development, net	$4,836.2	$765.0	$3,771.2	$9,372.4	$410.8	$9,783.2
Total assets	$9,242.2	$1,193.0	$5,353.1	$15,788.3	$1,001.0	$16,789.3

NOTE 15 — SUBSEQUENT EVENTS:

Dividends:

On April 10, 2025, the Board of Directors authorized a quarterly cash dividend of $0.70 per share of common stock and a stock dividend of 0.0099 shares of common stock per share of common stock, payable on May 19, 2025 to shareholders of record at the close of business on May 2, 2025.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $81.13, which is the average of the high and low share price on April 10, 2025.

Financing:

On April 22, 2025, the Company made a payment of $509.7 million related to the first tranche of the fixed-rate senior unsecured notes issued on April 2015. This included the principal payment of $500 million and $9.7 million of accrued interest as of the aforementioned payment date.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of Southern Copper Corporation and its subsidiaries (collectively, “SCC”, “the Company”, “our”, and “we”). This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2024.

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

We are one of the world’s largest copper mining companies in terms of production and sales and our principal operations are in Peru and Mexico. We also have exploration programs in Chile and Argentina. In addition to copper, we produce significant amounts of other metals, either as a by-product of the copper process or through a number of dedicated mining facilities in Mexico.

Outlook: Various key factors will affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the first quarter of 2025, 77.9% of our revenue came from the sale of copper; 9.6% from molybdenum; 5.7% from silver; 3.6% from zinc; and 3.2% from other products, including gold, sulfuric acid, and other materials.

●	Copper: In the first quarter of 2025, the LME copper price increased to $4.24 from an average of $3.83 per pound in the first quarter of 2024 (+10.7%). Based on supply and demand dynamics, we estimate that the deficit at 2025 year-end will stand at approximately 300,000 tonnes. Regarding copper inventories worldwide, we estimate that they are currently covering about one week of global demand.

In the first quarter of 2025, the copper market registered a significant arbitrage difference between COMEX and LME prices. At its peak in March 26, 2025, the COMEX price was 73 cents per pound or 17% above the LME price. This huge difference reflected the strong possibility that a 25% tariff will be imposed on U.S. copper imports.

Although we maintain a very positive long-term outlook for copper, we believe an intense commercial war between the U.S. and China will affect economic growth worldwide, consequently impacting copper demand.

●	Molybdenum: Accounted for 9.6% of our sales in the first quarter of 2025 and is currently our most important by-product. Molybdenum prices averaged $20.43 per pound in the first quarter of 2025, compared to $19.84 in the same period of 2024, reflecting an increase of 3.0%.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness, corrosion and heat resistance. New uses for this metal are associated with lubricants, sulfur filtering of heavy oils and shale gas production.

For 2025, we believe that prices will hold at the current level of about $20.00 per pound given its diverse applications in critical industries.

●	Silver: Represented 5.7% of our sales in the first quarter of 2025. We believe that silver prices will be supported by demand for industrial use and precious metals.

●	Zinc: Average zinc prices increased 16.2% in the first quarter of 2025 versus the same period of 2024. We believe zinc has strong long-term fundamentals, driven by sustained industrial demand, particularly in the construction and automotive sectors. Although current supply levels are stable, a forecasted reduction in mine production and the closing of key refineries suggest that supply will tighten over time. As demand continues to grow, this imbalance is expected to put upward pressure on prices in the long run. Zinc represented 3.6% of our sales in the first quarter of 2025.

●	Production: In 2025, we expect our copper production to reach 968,200 tonnes, a decrease of 0.6% over final production in 2024. Last year we drove our Pilares project to full capacity and we expect this project to contribute 32,300 tons of copper in 2025.

Regarding by-products, we expect to produce 170,100 tonnes of zinc from our mines, up 31% from 2024 production level. This growth will be driven by the production of our Buenavista Zinc concentrator (105,400 tonnes), which is operating at full capacity. We also expect to produce 27,400 tonnes of molybdenum in 2025, which represents a decrease of 5.5% compared to 2024 production levels but is 4.5% above our initial plan. For silver, we expect to produce 22.8 million ounces of this metal, an increase of 9% compared to last year’s production.

●	Capital Investments: In the first quarter of 2025, we spent $317.8 million on capital investments; this represented 34.0% of net income and an increase of 48.7% compared to the amount registered in the same period of 2024.

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

Earnings: The table below highlights key financial and operational data of our Company for the three-month periods ended March 31, 2025 and 2024 (in millions, except copper price, percentages and per share amounts):

	Three months ended March 31,
	2025	2024	Variance	% Change
Copper price LME	4.24	3.83	0.41	10.7%
Pounds of copper sold	537.0	518.5	18.5	3.6%
Net sales	$3,121.9	$2,599.8	$522.1	20.1%
Operating income	$1,535.5	$1,189.7	$345.8	29.1%
Net income attributable to SCC	$945.9	$736.0	$209.9	28.5%
Earnings per share	$1.19	$0.95	$0.24	25.3%
Dividends per share (cash and stock)	$1.40	$0.80	$0.60	75.0%

Net sales in the first quarter of 2025 totaled $3,121.9 million, reflecting a 20.1% increase compared to the same period in 2024. This performance was mainly supported by higher prices for copper (LME, +10.7%), molybdenum (+3.0%), silver (+38.4%), and zinc (+16.2%), along with increased sales volumes of copper (+3.6%), molybdenum (+9.9%), silver (+14.1%), and zinc (+42.4%).

Net income attributable to SCC for the first quarter of 2025 reached $945.9 million, reflecting a significant increase of 28.5% compared to the same period in 2024. This strong performance was primarily supported by a rise in net sales (+20.1%), driven by improvements in metal prices and sales volumes; this was partially offset by an increase in the cost of sales (+14.0%), primarily associated with inventory variance; higher workers' participation; and an increase in income tax expense (+25.8%).

Production: The table below highlights our mine production data for the three-month periods ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024	Variance	% Change
Copper (in million pounds)	529.6	529.6	0.0	0.0%
Molybdenum (in million pounds)	16.9	15.6	1.3	8.6%
Silver (in million ounces)	5.4	4.8	0.7	13.8%
Zinc (in million pounds)	86.8	58.1	28.7	49.3%

The table below highlights our mine production data for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Copper (in million pounds):	2025	2024	Variance	% Change
Toquepala	140.5	138.2	2.3	1.7%
Cuajone	91.2	90.9	0.3	0.3%
La Caridad	61.0	65.0	(4.0)	(6.2)%
Buenavista	231.2	229.9	1.3	0.6%
IMMSA	5.7	5.6	0.1	1.9%
Total mined copper	529.6	529.6	0.0	0.0%

Copper mine production in the first quarter of 2025 remained stable at 529.6 million pounds, matching the volume registered in the same period of 2024. This level was supported by increased production at Toquepala (+1.7%; due to higher ore grades and milling), Buenavista (+0.6%; due to higher SX-EW production), Cuajone (+0.3%; due to higher ore grades), and IMMSA (+1.5%; due to higher ore grades). These gains were offset by lower production at La Caridad (−6.2%; due to lower ore grades and recoveries).

Molybdenum production increased 8.6% in the first quarter of 2025 compared to the same period in 2024. This growth was largely driven by improved production at our Toquepala (+13.3%), La Caridad (+11.6%), and Buenavista (+10.3%) mines, primarily due to higher ore grades. However, this performance was partially mitigated by a decrease in production at our Cuajone (-9.9%) mine, which was driven by lower ore grades.

Silver mine production increased 13.8% in the first quarter of 2025 compared to the same period in 2024. This growth was driven by higher production at our Buenavista (+49.1%), IMMSA (+7.5%), and Cuajone (+0.3%) operations. However, this performance was slightly tempered by a decline in production at our La Caridad (-2.9%) and Toquepala (-0.9%) mines.

Zinc production increased 49.3% in the first quarter of 2025 compared to the same period in 2024. This significant growth was primarily driven by full-capacity operations at the Buenavista Zinc concentrator, which produced 25,333 tonnes of zinc in the first quarter of 2025.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three-month periods ended March 31, 2025 and 2024:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended March 31,
	2025	2024	Variance	% Change
Total operating cash cost before by‑product revenues	$1,050.2	$1,079.0	$(28.8)	(2.7)%
Total by‑product revenues	$(658.5)	$(532.2)	$(126.3)	23.7%
Total operating cash cost net of by‑product revenues	$391.7	$546.8	$(155.1)	(28.4)%
Total pounds of copper produced(2)	511.6	510.8	0.8	0.2%
Operating cash cost per pound before by‑product revenues	$2.05	$2.11	$(0.06)	(2.8)%
By‑product revenues per pound	$(1.29)	$(1.04)	$(0.25)	23.5%
Operating cash cost per pound net of by‑product revenues	$0.77	$1.07	$(0.30)	(28.4)%
(1)	These are non-GAAP measures. Please see page 50 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

In the first quarter of 2025, the operating cash cost per pound before by-product revenues decreased from $2.11 to $2.05, mainly driven by lower operating costs (-2.8%). By-product revenues per pound increased significantly, rising by 23.5% from $1.04 to $1.29. As a result, the operating cash cost per pound net of by-product revenues declined 28.4% from

$1.07 to $0.77. This reduction reflects effective cost management and higher by-product revenues, primarily from zinc, silver, and molybdenum due to increases in reported prices and sales volumes.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, and for copper, molybdenum, zinc and silver in particular.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining nine months of 2025, assuming that expected metal production and sales are achieved; tax rates remain unchanged and giving no effects relative to potential cost changes, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$92.5	$26.3	$18.6	$10.6

Business Segments: We view our Company as having three reportable segments and manage it on the basis of these segments. These segments are (1) our Peruvian operations, (2) our Mexican open-pit operations and (3) our Mexican underground operations, known as our IMMSA unit. Our Peruvian operations include the Toquepala and Cuajone mine complexes and the smelting and refining plants, industrial railroad and port facilities that service both mines. The Peruvian operations produce copper, with significant by-product production of molybdenum, silver and other material. Our Mexican open-pit operations include the La Caridad-Pilares and Buenavista mine complexes, the smelting and refining plants and support facilities, which service these mines. The Mexican open-pit operations produce copper, with significant by-product production of molybdenum, silver and other material. Our IMMSA unit includes three operating underground mines and several industrial processing facilities.

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

Capital Investment Programs: We made capital investments of $317.8 million in the first quarter of 2025, compared to $213.8 million in the same period of 2024. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects by utilizing cash on hand; internally generated funds and additional external financing. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy and market conditions.

Projects in Mexico:

Minera Mexico is planning to invest more than $600 million in 2025 at both its open pit and underground mines. Half of this investment will be used to guarantee the viability of long-term operations by actively modernizing and updating assets. The remaining funds will target improvements in water usage and tailings management to ensure safety and efficiency in our operations. In addition, we will invest in efforts to bolster optimization and growth.

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

The results from experimental pads in the leaching process have confirmed adequate levels of copper recovery and we are evaluating different options for optimization. The Company is engaging in project development and on-site environmental activities. Mine life is estimated at 13 years.

The Company has several projects in its Mexican pipeline that may boost organic growth if they are found to be of value for both stakeholders and the communities in which we operate. These projects are Angangueo, Chalchihuites and the Empalme Smelter, which could bolster our position as a fully integrated copper producer.

Projects in Peru:

Tia Maria - Arequipa: This greenfield project, located in Arequipa, Peru, will use state of the art SX-EW technology with the highest international environmental standards with a capacity of 120,000 tons of SX- EW copper cathodes per year.

Tia Maria will generate significant revenues for the Arequipa region from day one of its operations. At current copper prices, we expect to export $18.2 billion and contribute $3.8 billion in taxes and royalties during the first 20 years of operation. The project budget has been set at $1,802 million.

Project update: As of March 31, 2025, the Company had generated more than 628 jobs, 503 of which were filled with local applicants. To the fullest extent possible, we intend to fill the 3,500 jobs estimated to be required during Tia Maria’s construction phase prioritizing workers from the Islay province. When we start operations in 2027, the project will generate 764 direct jobs and 5,900 indirect jobs.

The project is in the early construction phase, with progress on access roads and platforms reaching 61%. The Company will advance these efforts alongside work to set up a temporary camp, engage in massive earthworks, and roll out mine-opening activities. To date, we have installed 59 kilometers of live fence to delimit the property.

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

El Arco - Baja California: This is a world-class copper deposit located in the central part of the Baja California peninsula with ore reserves of over 1,230 million tonnes with an average ore grade of 0.40% and 141 million tonnes of leach material with an average ore grade of 0.27%. The project includes an open-pit mine with a combined 120 ktpd concentrator and 28 ktpa SX-EW operations.

Project update: Detailed engineering is still underway for the concentrator, SX-EW plant, water desalination, logistics infrastructure and power delivery.

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

Project update: On February 4, 2025, the Company acquired 3,125 hectares of surface land from the Tiaparo community. This was an important step in securing our stake in the Los Chancas project. Between March 12 and 14, 2025, a group of illegal miners attacked the project's facilities and set fire to our camps in Mazopampa and Patahias, damaging both equipment and facilities. The Company is coordinating with the authorities to remove the 75 illegal miners who are squatting on our property so that project development can continue.

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

Project update: As of March 31, 2025, total progress on exploration for the project reached 39%. A total of 145,928 meters were drilled (total program = 148,000 meters), and 47,990 core samples were collected for chemical analysis. Diamond drilling will continue to provide essential data to interpret geological sections related to mineralization; develop geological models; and assess mineral resources. Geo-metallurgical, hydrological and hydrogeological studies have begun, and the geotechnical study for the project is set to begin soon.

The aforementioned information is based solely on estimates. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”) PRACTICES

We are improving Peru's educational infrastructure. Two high-performance schools (“COAR”) built by Southern Copper Corporation in the Tacna and Moquegua regions were inaugurated by the President of the Republic of Peru and the Minister of Education. A total of $60 million were invested through the Works for Taxes mechanism. The schools feature top-level services, which have been designed to maximize students' academic, artistic, and athletic abilities. Every year, these COAR will educate 600 outstanding students from vulnerable areas, as we actively contribute to closing educational gaps in the country. Work to build a new COAR in the Apurímac region is slated to begin soon.

Our social practices are recognized once again. For the third consecutive year, we received the Exceptional Company award, which recognizes our commitment to Mexican communities. This distinction, bestowed by the Business Coordinating Council, the Communications Council, and the Institute for the Promotion of Quality, applauds our initiatives to drive regional economic and recreational development by developing the Tamosura and Pinacate urban parks in the mining municipalities of Cananea and Nacozari, Sonora. Every year, more than 50,000 users benefit from the sports, recreational, and cultural facilities developed by the Company.

We maintain our rating in climate change and water security in the CDP evaluation, the world’s leading environmental disclosure platform. We are part of the more than 24,800 companies that, in 2024, voluntarily reported their environmental impacts to CDP, representing nearly two-thirds of global market capitalization. SCC, as part of

Grupo Mexico, ranked above the average for both the materials sector and the North America region in evaluations for both categories.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
Statement of Earnings Data	2025	2024	Variance	% Change
Net sales	$3,121.9	$2,599.8	$522.1	$20.1%
Operating costs and expenses	(1,586.4)	(1,410.1)	(176.3)	12.5%
Operating income	1,535.5	1,189.7	345.8	29.1%
Non‑operating income (expense)	(57.0)	(34.2)	(22.8)	66.6%
Income before income taxes	1,478.5	1,155.5	323.0	28.0%
Income taxes	(532.8)	(423.4)	(109.4)	25.8%
Equity earnings of affiliate	3.3	6.7	(3.4)	(50.3)%
Net income attributable to non‑controlling interest	(3.2)	(2.8)	(0.4)	14.3%
Net income attributable to SCC	$945.9	$736.0	$209.9	$28.5%

NET SALES

In the first quarter of 2025 totaled $3,121.9 million, reflecting a 20.1% increase compared to the same period in 2024. This performance was mainly supported by increased sales volumes of copper (+3.6%), molybdenum (+9.9%), silver (+14.1%), and zinc (+42.4%), along with higher prices for copper (LME, +10.7%), molybdenum (+3.0%), silver (+38.4%), and zinc (+16.2%).

The table below outlines the average published market metal prices for our metals for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	% Change
Copper price ($per pound—LME)	$4.24	$3.83	10.7%
Copper price ($per pound—COMEX)	$4.57	$3.86	18.4%
Molybdenum price ($per pound)(1)	$20.43	$19.84	3.0%
Zinc price ($per pound—LME)	$1.29	$1.11	16.2%
Silver price ($per ounce—COMEX)	$32.31	$23.35	38.4%
(1)	Platts Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three-month period ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
Sales as a percentage of total net sales	2025	2024
Copper	77.9%	78.6%
Molybdenum	9.6%	10.5%
Silver	5.7%	4.3%
Zinc	3.6%	2.7%
Other by‑products	3.2%	3.9%
Total	100.0%	100.0%

The table below provides our copper sales by type of product for the three-month periods ended March 31, 2025 and 2024. The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

	Three Months Ended March 31,
Copper Sales (million pounds)	2025	2024	Variance	% Change
Refined (including SX‑EW)	250.3	267.3	(17.0)	(6.3)%
Rod	91.5	91.8	(0.3)	(0.3)%
Concentrates and other	195.2	159.4	35.8	22.5%
Total	537.0	518.5	18.5	3.6%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three-month period ended March 31, 2025 and 2024:

	Three months ended March 31,
Copper Sales by product type	2025	2024
Refined (including SX‑EW)	46.6%	51.6%
Rod	17.0%	17.7%
Concentrates and other	36.3%	30.7%
Total	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended March 31,
	2025	2024
Power	12.9%	13.0%
Labor	11.9%	11.8%
Fuel	15.2%	16.0%
Maintenance	24.8%	22.7%
Operating material	18.9%	19.4%
Other	16.3%	17.1%
Total	100.0%	100.0%

Operating costs and expenses were $1,586.4 million in the first quarter of 2025, compared to $1,410.1 million in the same period of 2024. The increase of $176.3 million was primarily due to:

v
Operating cost and expenses for the first quarter of 2024			$1,410.1
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		152.7
	- Inventory variance	79.9
	- Workers participation	47.1
	- Repairing materials, principally heavy equipment spare parts	19.0
	- Exchange rate variance	10.2
	- Other net	(3.7)
•	Increase in depreciation, amortization and depletion expense.		14.8
•	Increase in volume and cost of metals purchased from third parties.		8.9
•	Increase in selling, general and administrative expenses.		0.9
Less:
•	Decrease in exploration expense.		(0.9)
Operating cost and expenses for the first quarter of 2025			$1,586.4

NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense) represented a net expense of $56.9 million in the three-month period ended March 31, 2025, compared to a net expense of $34.2 million in the same period of 2024.

The $22.7 million increase in the expense level was due to:

●	$32.7 million increase in other expense, which includes a $9.9 million asset impairment at Tia Maria project.
●	$11.4 million increase in interest expense, net of capitalized interest, partially offset by
●	$21.4 million increase in interest income due to higher cash balances.

INCOME TAXES

	Three Months Ended
	March 31,
	2025	2024
Provision for income taxes ($ in millions)	$532.8	$423.4
Effective income tax rate	36.0%	36.6%

In addition to the income taxes of Peru, Mexico and the United States, the provision for income taxes also includes the mining royalties from Peru and Mexico and the Peruvian special mining tax.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Copper Sales (million pounds)	2025	2024	Variance	% Change
Peruvian operations	246.3	215.0	31.3	14.6%
Mexican open‑pit	290.2	307.1	(16.9)	(5.5)%
Mexican IMMSA unit	5.3	7.9	(2.6)	(33.5)%
Other and intersegment elimination	(4.7)	(11.5)	6.8	(59.2)%
Total copper sales	537.0	518.5	18.5	3.6%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three-month period ended March 31, 2025 and 2024:

	Three Months Ended March 31,
By‑product Sales (million pounds, except silver—million ounces)	2025	2024	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	7.7	7.3	0.4	5.8%
Silver	1.7	1.4	0.3	19.9%
Mexican open‑pit operations:
Molybdenum contained in concentrate	9.3	8.2	1.1	13.7%
Zinc	33.0	4.8	28.2	582.5%
Silver	3.1	2.9	0.2	7.8%
IMMSA unit
Zinc‑refined and in concentrate	47.5	51.7	(4.2)	(8.0)%
Silver	1.6	1.7	(0.1)	(7.4)%
Other and intersegment elimination
Silver	(0.7)	(0.9)	0.2	(19.4)%
Total by‑product sales
Molybdenum contained in concentrate	17.0	15.5	1.5	10.0%
Zinc‑refined and in concentrate	80.5	56.6	24.0	42.4%
Silver	5.7	5.0	0.7	14.1%

Peruvian Open-pit Operations:

	Three Months Ended March 31,
	2025	2024	Variance	% Change
Net sales	$1,266.0	$1,028.7	$237.3	23.1%
Operating costs and expenses	(704.5)	(571.2)	(133.3)	23.3%
Operating income	$561.5	$457.5	$104.0	22.7%

Net sales in the first quarter of 2025 increased $237.3 million compared to the same period in 2024. This significant growth was driven by higher sales volumes of copper (+14.5%), molybdenum (+5.3%), and silver (+22.8%), as well as higher prices for copper (LME, +10.7%), molybdenum (+3.0%), and silver (+38.4%).

Operating costs and expenses were $704.5 million in the first quarter of 2025 compared to $571.2 million in the same period of 2024. The increase of $133.3 million was primarily due to:

Operating costs and expenses for the first quarter of 2024			$571.2
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to:		131.2
	- Inventory variance	109.5
	- Repairing materials, principally heavy equipment spare parts	11.1
	- Workers Participation	10.2
	- Other net	0.4
•	Increase in depreciation, amortization and depletion expense.		13.2
Less:
•	Decrease in cost of metals purchased from third parties.		(8.8)
•	Decrease in exploration expenses.		(2.0)
•	Decrease in selling, general and administrative expenses.		(0.3)
Operating costs and expenses for the first quarter of 2025			$704.5

Mexican Open-pit Operations:

	Three Months Ended March 31,
	2025	2024	Variance	% Change
Net sales	$1,749.4	$1,466.0	$283.4	19.3%
Operating costs and expenses	(783.9)	(715.0)	(68.9)	9.6%
Operating income	$965.5	$751.0	$214.5	28.6%

Net sales in the first quarter of 2025 increased $283.4 million compared to the same period in 2024. This significant growth was mainly driven by higher sales volumes of molybdenum (+14.0%), silver (+8.9%) and zinc. This was supported by full-capacity production at the Buenavista zinc concentrator, which contributed significantly to total production; zinc sales volumes reached 33.0 million pounds in the first quarter of 2025. Additionally, higher prices for copper (COMEX, +18.4%), zinc (+16.2%), molybdenum (+3.0%), and silver (+38.4%) further supported the rise in net sales. However, these positive effects were slightly offset by a decrease in copper sales volumes (-5.5%).

Operating costs and expenses were $783.9 million in the first quarter of 2025 compared to $715.0 million in the same period of 2024. The increase of $68.9 million was primarily due to:

Operating costs and expenses for the first quarter of 2024			$715.0
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		42.4
	- Workers participation	35.9
	- Repairing materials, principally heavy equipment spare parts	9.4
	- Sales expenses	8.2
	- Exchange rate variance	6.3
	- Energy costs	5.2
	- Operations contractors	3.1
	- Other net, partially offset by	2.1
	- Inventory variance	(27.8)
•	Increase in volume and cost of metals purchased from third parties.		31.0
Less:
•	Decrease in exploration expense.		(2.3)
•	Decrease in depreciation, amortization and depletion expense.		(2.0)
•	Decrease in selling, general and administrative expenses.		(0.2)
Operating costs and expenses for the first quarter of 2025			$783.9

Mexican Underground Operations (IMMSA):

	Three Months Ended March 31,
	2025	2024	Variance	% Change
Net sales	$155.5	$146.4	$9.1	6.2%
Operating costs and expenses	(137.0)	(153.2)	16.2	(10.6)%
Operating income	$18.4	$(6.8)	$25.2	(371.2)%

Net sales in the first quarter of 2025 increased by $9.1 million compared to the same period in 2024. This growth was driven by higher prices for copper (COMEX, +18.4%), zinc (+16.2%) and silver (+38.4%). However, this effect was partially offset by a decrease in the sales volumes of copper (-33.5%), zinc (-8.1%) and silver (-4.9%).

Operating costs and expenses were $137.0 million in the first quarter of 2025 compared to $153.2 million in the same period of 2024. The decrease of $16.2 million was primarily due to:

Operating costs and expenses for the first quarter of 2024			$153.2
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		(18.1)
	- Energy costs	(7.9)
	- Labor costs	(4.0)
	- Operations contractors	(3.5)
	- Repairing materials, principally heavy equipment spare parts	(1.5)
	- Other net	(1.2)
Plus:
•	Increase in exploration expense.		0.7
•	Increase in depreciation, amortization and depletion expense.		0.6
•	Increase in volume and cost of metals purchased from third parties.		0.4
•	Increase in selling, general and administrative expenses.		0.2
Operating costs and expenses for the first quarter of 2025			$137.0

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the three-month period ended March 31, 2025 and 2024 (in millions):

	2025	2024	Variance
Net cash provided by operating activities	$721.4	$659.7	$61.7
Net cash (used in) provided by investing activities	$(290.7)	$56.2	$(346.9)
Net cash provided by (used in) financing activities	$432.9	$(620.1)	$1,053.0

Net cash provided by operating activities:

The change in net cash from operating activities for the three-month periods ended March 31, 2025 and 2024 include, in millions, the following significant items:

	2025	2024	Variance	% Change
Net income	$949.1	$738.8	$210.3	28.5%
Depreciation, amortization and depletion	223.8	209.0	14.8	7.1%
Provision for deferred income taxes	28.2	19.1	9.1	47.5%
Loss on foreign currency transaction effect	14.0	3.8	10.2	267.8%
Other adjustments to net income	11.3	(0.2)	11.5	(5,729.9)%
Change in operating assets and liabilities	(504.9)	(310.8)	(194.1)	62.4%
Net cash provided by operating activities	$721.4	$659.7	$61.7	9.4%

Three months ended March 31, 2025: Net income was $949.1 million, which represented approximately 131.6% of the net operating cash flow. The cash flow from operating assets and liabilities decreased $504.9 million due to the following:

●	$(358.1) million increase in trade accounts receivable, which was mainly attributable to an increase in metal prices and reported sales volumes in the first quarter of 2025.
●	$(273.7) million decrease in accounts payable and accrued liabilities, which was primarily driven by income tax payments at our operations and by workers’ participation payments at our Peruvian operations.
●	$85.3 million net decrease in inventory, which was primarily driven by a $92.2 million drop in the work in process inventory at our Peruvian operations.
●	$42.0 million decrease in other operating assets and liabilities, net.

Three months ended March 31, 2024: Net income was $738.8 million, which represented approximately 111.9% of the net operating cash flow. The cash flow from operating assets and liabilities decreased by $310.8 million due to the following:

●	$301.6 million increase in other operating assets and liabilities, net.
●	$8.2 million net increase in inventory.
●	$1.0 million decrease in net, accounts payable and receivable at our Peruvian and Mexican operations.

Net cash used in investing activities:

Three months ended March 31, 2025: Net cash used in investing activities included $317.8 million for capital investments. The capital investments included:

●	$157.7 million of investments at our Mexican operations:
●	$32.8 million for the new tailings disposal deposit at Buenavista mine,
●	$21.4 million for the IMMSA unit,
●	$12.1 million for land for new projects,
●	$9.3 million for the water supply system at La Churea,
●	$96.6 million for replacement and maintenance expenditures, and
●	$(14.5) million increase in capital expenditures incurred but not yet paid.

●	$160.1 million of investments at our Peruvian operations:
●	$43.7 million for the purchase of land at the Los Chancas project,
●	$7.4 million for the relocation of the leaching crusher at Toquepala,
●	$4.8 million for the Tia Maria project,
●	$4.2 million for the cathode stripping machine at Ilo refinery,
●	$3.0 million for the modernization of the delamination machine at Toquepala,
●	$2.2 million for the electric cogeneration at Ilo smelter,
●	$78.3 million for replacement and maintenance expenditures, and
●	$16.5 million decrease in capital expenditures incurred but not yet paid.

Investment activities in the first three months of 2025 included $27.2 million of net purchase of short-term investments.

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

Dividends:

On April 10, 2025, the Board of Directors authorized a quarterly cash dividend of $0.70 per share of common stock and a stock dividend of 0.0099 shares of common stock per share of common stock, payable on May 2, 2025 for shareholders of record at the close of business on May 19, 2025.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $81.13, which is the average of the high and low share price on April 10, 2025.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the first quarter of 2025. Please see item 7 in Part II of our 2024 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 37) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our condensed consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
		$ per		$ per
	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$1,319.2	$2.58	$1,157.6	$2.27
Add:
Selling, general and administrative	31.7	0.06	30.8	0.06
Sales premiums, net of treatment and refining charges	(35.0)	(0.07)	(4.9)	(0.01)
Less:
Workers’ participation	(107.0)	(0.21)	(59.9)	(0.12)
Cost of metals purchased from third parties	(50.6)	(0.10)	(34.5)	(0.07)
Royalty charge and other, net	(22.3)	(0.04)	(6.0)	(0.01)
Inventory change	(85.7)	(0.17)	(4.1)	(0.01)
Operating Cash Cost before by‑product revenues	$1,050.2	$2.05	$1,079.0	$2.11
Add:
By‑product revenues(1)	(652.5)	(1.28)	(520.4)	(1.02)
Net revenue on sale of metal purchased from third parties	(6.0)	(0.01)	(11.8)	(0.02)
Add:
Total by‑product revenues	(658.5)	(1.29)	(532.2)	(1.04)
Operating Cash Cost net of by‑product revenues	$391.7	$0.77	$546.8	$1.07
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
		$ per		$ per
	$ millions	pound	$ millions	pound
Molybdenum	$(300.5)	$(0.59)	$(273.5)	$(0.54)
Silver	(156.6)	(0.31)	(102.1)	(0.20)
Zinc	(100.9)	(0.20)	(45.7)	(0.09)
Sulfuric Acid	(58.4)	(0.11)	(69.3)	(0.14)
Gold and others	(36.1)	(0.07)	(29.8)	(0.06)
Total	$(652.5)	$(1.28)	$(520.4)	$(1.02)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended March 31, 2025.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Given that our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Peru:
Peruvian inflation rate	0.9%	1.6%
Initial exchange rate	3.770	3.713
Closing exchange rate	3.677	3.721
Appreciation/(devaluation)	2.5%	(0.2)%
Mexico:
Mexican inflation rate	0.9%	1.4%
Initial exchange rate	20.268	16.894
Closing exchange rate	20.318	16.678
Appreciation/(devaluation)	(0.2)%	1.3%

Change in monetary position:

Assuming an exchange rate variance of 10% at March 31, 2025, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$15.1
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(18.5)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(3.2)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$3.9

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended March 31, 2025.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2025, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2025, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of March 31, 2025, the related condensed consolidated statements of earnings, comprehensive income, cash flows and changes in equity for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of earnings, comprehensive income, cash flows and changes in equity for the year then ended (not presented herein); and in our report dated March 3, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

Galaz, Yamazaki, Ruiz Urquiza, S.C.

Affiliate of a Member Firm of Deloitte Touche Tohmatsu Limited

/s/ Galaz, Yamazaki, Ruiz Urquiza, S.C.
Mexico City, Mexico
April 30, 2025

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note 10 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

The Company's operations and financial results are subject to various risks and uncertainties, including those described in “Risk Factors” included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025. The following supplements and updates the risk factor previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Potential developments in the United States, regulatory uncertainty, tariff threats and trade tensions may affect the Company’s business and results of operations.

Our business operations may be adversely affected by changes in regulatory policies. Imposing new tariffs on imports could significantly affect our cost structures and pricing strategies. The uncertainty surrounding potential tariff policies may complicate our supply chain planning and international trade relationships while increasing costs for raw materials and goods. These events, should they materialize, may impact our profitability and competitive positioning in the market.

Additionally, changes in international trade policies and relationships may affect global commodity prices and market conditions and could have a material adverse impact on our business and results of operations. The adoption and expansion of trade restrictions; trade tensions; or other changes in governmental policies related to taxes, tariffs, trade agreements or any policies, are difficult to predict and could adversely affect the demand for our products, our costs, our customers, our suppliers and the U.S. economy and, consequently, could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. In April 2025, reciprocal tariffs were enacted by the United States government for imports from several countries. Later in the month, most of these tariffs were paused for 90 days. China promptly responded to raise duties on imports of goods from the United States by levying new tariffs on US products. The financial markets reacted to these developments, causing fluctuations in the market prices for our main products and our common stock. We cannot assure that the market prices of our products and our common stock, our financial condition or our results of operations will not be adversely affected by any potential future developments related to tariffs, trade tensions or regulatory uncertainty.

Despite our risk management efforts and mitigation strategies, we cannot provide any assurance that such measures will be successful in addressing or minimizing the impact of political, regulatory, and trade-related risks on our business operations and financial results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds:

None.

Item 4. Mine Safety Disclosures:

Not applicable.

Item 5. Other Information:

During the quarter ended March 31, 2025, no director or officer of Southern Copper Corporation adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

4.11	Sixth Supplemental Indenture, dated as of April 23, 2015, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.875% Notes due 2045 were

Exhibit No.	Description of Exhibit
issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 24, 2015, and incorporated herein by reference).

4.12	Form of 3.875% Notes due 2025. (Filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

4.13	Form of 5.875% Notes due 2045. (Filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

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

14.0

Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on October 20, 2023. (Filed as Exhibit to the Company’s Current Report on Form 8-K filed October 25,2023 and incorporated herein by reference).

15.0	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C. - Member of Deloitte Touche Tohmatsu, Limited) (filed herewith).
23.2

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

23.3

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

23.4

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

23.5

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Los Chancas Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

23.6

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Michiquillay Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

23.7

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

23.8

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the La Caridad and Pilares. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

23.9

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

Exhibit No.	Description of Exhibit

23.10

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

23.11

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Charcas Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

23.12

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Santa Barbara Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

23.13

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the San Martin Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

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
96.1

Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

96.2

Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

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
96.6

Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

96.7

Technical Report Summary of Mineral Reserves and Mineral Resources for La Caridad and Pilares. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

96.8

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

Exhibit No.	Description of Exhibit
96.10	Technical Report Summary of Mineral Resources for the Charcas Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).
96.11

Technical Report Summary of Mineral Resources for the Santa Barbara Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

96.12	Technical Report Summary of Mineral Resources for the San Martin Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three-month periods ended March 31, 2025 and 2024; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three-month periods ended March 31, 2025 and 2024; (iii) the Condensed Consolidated Balance Sheet at March 31, 2025 and December 31, 2024; (iv) the Condensed Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2025 and 2024; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

April 30, 2025

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

April 30, 2025