Form 10-Q
period 2025-06-30
SOUTHERN COPPER CORP/
filed 2025-07-31
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

As of July 31, 2025 there were outstanding 804,067,925 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions, except for per share amounts)
Net sales (including sales to related parties, see note 5)	$3,051.0	$3,118.3	$6,172.9	$5,718.1
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	1,211.7	1,248.9	2,530.9	2,406.5
Selling, general and administrative	32.5	33.9	64.1	64.8
Depreciation, amortization and depletion	206.2	209.6	430.0	418.6
Exploration	13.7	18.6	25.4	31.2
Total operating costs and expenses	1,464.0	1,511.0	3,050.4	2,921.1

Operating income	1,587.0	1,607.3	3,122.5	2,797.0

Interest expense	(105.6)	(94.1)	(207.9)	(188.3)
Capitalized interest	11.6	10.8	22.0	24.5
Interest income	53.1	26.5	101.8	53.8
Other income (expense)	(2.3)	(19.9)	(16.0)	(0.9)
Income before income taxes	1,543.9	1,530.6	3,022.4	2,686.2
Income taxes (including royalty taxes, see Note 4)	576.0	578.8	1,108.7	1,002.1
Net income before equity earnings of affiliate	967.9	951.8	1,913.7	1,684.0
Equity earnings (loss) of affiliate, net of income tax	8.8	2.0	12.1	8.6
Net income	976.7	953.8	1,925.8	1,692.6
Less: Net income attributable to the non-controlling interest	3.2	3.6	6.4	6.4
Net income attributable to SCC	$973.4	$950.2	$1,919.4	$1,686.2

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$1.21	$1.21	$2.39	$2.15

Weighted average shares outstanding-basic and diluted	807.8	785.6	804.1	783.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions)
COMPREHENSIVE INCOME:
Net income and comprehensive income	$976.7	$953.8	$1,925.8	$1,692.6
Total comprehensive income	976.7	953.8	1,925.8	1,692.6
Comprehensive income attributable to the non-controlling interest	3.2	3.6	6.4	6.4
Comprehensive income attributable to SCC	$973.4	$950.2	$1,919.4	$1,686.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$3,334.9	$3,258.1
Short-term investments	675.4	245.3
Accounts receivable trade	1,557.7	1,189.6
Accounts receivable other (including related parties 2025- $14.8 and 2024 - $13.5)	70.1	54.2
Inventories	1,005.2	1,048.9
Prepaid taxes	334.3	346.7
Other current assets	24.7	31.7
Total current assets	7,002.4	6,174.3

Property and mine development, net	9,915.0	9,883.3
Ore stockpiles on leach pads	1,149.3	1,145.8
Intangible assets, net	121.7	124.6
Right-of-use assets, net	700.7	739.5
Deferred income tax	260.4	310.6
Equity method investment	120.8	111.9
Other non-current assets	284.5	223.5
Total assets	$19,554.7	$18,713.5

LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$499.8
Accounts payable (including related parties 2025- $102.3 and 2024- $49.2)	647.2	615.2
Accrued income taxes	264.6	635.2
Accrued workers’ participation	162.9	280.8
Accrued interest	115.0	97.1
Lease liabilities current	84.0	81.8
Other accrued liabilities	55.3	38.1
Total current liabilities	1,329.0	2,248.1

Long-term debt, net of current portion	6,748.2	5,758.5
Lease liabilities	616.7	657.6
Deferred income taxes	136.4	124.5
Non-current taxes payable	100.4	104.9
Other liabilities and reserves	60.7	35.6
Asset retirement obligation	509.9	546.1
Total non-current liabilities	8,172.3	7,227.3

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY (NOTE 11)
Common stock par value $0.01; shares authorized, 2025 and 2024–2,000; shares issued, 2025 and 2024–884.6	8.8	8.8
Additional paid-in capital	5,890.7	5,026.0
Retained earnings	6,459.4	6,839.6
Accumulated other comprehensive income	(2.2)	(2.2)
Treasury stock, at cost, common shares	(2,371.9)	(2,700.7)
Total Southern Copper Corporation stockholders’ equity	9,984.8	9,171.6
Non-controlling interest	68.6	66.6
Total equity	10,053.4	9,238.1
Total liabilities and equity	$19,554.7	$18,713.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in millions)
OPERATING ACTIVITIES
Net income	$976.7	$953.8	$1,925.8	$1,692.6
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	206.2	209.6	430.0	418.6
Equity earnings of affiliate, net of dividends received	(5.8)	(0.6)	(8.9)	(6.4)
Loss (gain) on foreign currency transaction effect	3.8	(8.1)	17.8	(4.3)
Provision for deferred income taxes	25.0	4.0	53.2	23.2
Other, net	8.7	5.5	23.1	11.1
Change in operating assets and liabilities:
Increase in accounts receivable	(9.6)	(328.3)	(368.1)	(481.2)
(Increase) decrease in inventories	(45.1)	(16.7)	40.2	(24.9)
(Decrease) increase in accounts payable and accrued liabilities	(121.2)	(145.6)	(394.9)	6.2
(Increase) decrease in other operating assets and liabilities	(61.9)	288.5	(19.9)	(13.1)
Net cash provided by operating activities	976.8	962.1	1,698.2	1,621.8
INVESTING ACTIVITIES
Capital expenditures	(235.7)	(331.8)	(553.5)	(545.6)
Proceeds from sale (purchase) of short-term investments, net	(457.3)	0.1	(430.1)	270.1
Net cash used in investing activities	(692.9)	(331.7)	(983.6)	(275.5)
FINANCING ACTIVITIES
Repayments of debt	(500.0)	—	(500.0)	—
Proceeds from issuance of debt	—	—	993.8	—
Payments of debt issuance costs	—	—	(6.4)	—
Cash dividends paid to common stockholders	(557.4)	—	(1,110.7)	(618.5)
Other, net	(3.0)	—	(4.2)	(1.6)
Net cash used in financing activities	(1,060.4)	—	(627.5)	(620.1)
Effect of exchange rate changes on cash and cash equivalents	(4.9)	(7.3)	(10.2)	(2.4)
(Decrease) increase in cash and cash equivalents	(781.4)	623.1	76.8	723.8
Cash and cash equivalents, at beginning of period	4,116.3	1,252.2	3,258.1	1,151.5
Cash and cash equivalents, at end of period	$3,334.9	$1,875.3	$3,334.9	$1,875.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024

	(in millions)
TOTAL EQUITY, beginning of period	$9,636.7	$7,605.9	$9,238.1	$7,481.2
STOCKHOLDERS’ EQUITY, beginning of period	9,568.3	7,541.7	9,171.6	7,418.1
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	5,433.0	3,541.4	5,026.0	3,532.8
Dividends paid in common stock	443.9	726.1	853.7	726.1
Other activity of the period	13.8	(10.6)	10.9	(2.0)
Balance at end of period	5,890.7	4,256.9	5,890.7	4,256.9
TREASURY STOCK:
Southern Copper common shares
Balance at beginning and end of the period	(2,194.1)	(2,766.6)	(2,337.3)	(2,766.7)
Dividends paid in common stock	195.6	199.5	338.8	199.5
Used for corporate purposes	0.1	0.2	0.2	0.2
Balance at end of period	(1,998.4)	(2,567.0)	(1,998.4)	(2,567.0)
Parent Company common shares
Balance at beginning of period	(360.1)	(390.6)	(363.4)	(382.3)
Other activity, including dividend, interest and foreign currency translation effect	(13.5)	11.3	(10.2)	3.1
Balance at end of period	(373.5)	(379.3)	(373.5)	(379.3)
Treasury stock balance at end of period	(2,371.9)	(2,946.2)	(2,371.9)	(2,946.2)
RETAINED EARNINGS:
Balance at beginning of period	6,682.8	7,156.7	6,839.6	7,033.5
Net earnings	973.4	950.2	1,919.4	1,686.2
Dividends declared and paid, common stock, per share, 2025- $1.40, 2024– $0.80	(557.4)	—	(1,110.7)	(618.5)
Dividends paid in common stock	(639.5)	(925.6)	(1,192.5)	(925.6)
Other activity	—	(0.4)	3.7	5.3
Balance at end of period	6,459.4	7,180.9	6,459.4	7,180.9
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period	(2.2)	(8.0)	(2.2)	(8.0)
Other comprehensive income (loss)	—	—	—	—
Balance at end of period	(2.2)	(8.0)	(2.2)	(8.0)
STOCKHOLDERS’ EQUITY, end of period	9,984.8	8,492.5	9,984.8	8,492.5
NON-CONTROLLING INTEREST, beginning of period	68.4	64.2	66.6	63.1
Net earnings	3.2	3.6	6.4	6.4
Distributions paid	(3.1)	(0.1)	(4.4)	(1.8)
NON-CONTROLLING INTEREST, end of period	68.6	67.7	68.6	67.7
TOTAL EQUITY, end of period	$10,053.4	$8,560.2	$10,053.4	$8,560.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”) is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of June 30, 2025, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper, a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of June 30, 2025 and the results of operations, comprehensive income, cash flows and changes in equity for the three and six months ended June 30, 2025 and 2024. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. The December 31, 2024 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements at December 31, 2024 and notes included in the Company’s 2024 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows (in millions):

	At June 30,	At December 31,
	2025	2024
Trading securities	$675.3	$245.2
Weighted average interest rate	4.6%	4.7%

Available-for-sale	$0.1	$0.2
Weighted average interest rate	0.8%	0.9%
Total	$675.4	$245.3

Trading securities consisted of bonds issued by public companies and were publicly traded. Each financial instrument was independent of the others. The Company had the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and as of June 30, 2025, and December 31, 2024, included asset and mortgage-backed obligations. As of June 30, 2025 and December 31, 2024, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes trading investment activity (in millions):

	Three months ended				Six months ended
	June 30,				June 30,
	2025		2024		2025		2024
Trading:
Interest earned		$7.2		$7.6		$9.5		$13.7
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)	$	(*)	$	(*)

(*) Less than $0.1 million.

NOTE 3 — INVENTORIES:

Inventories were as follows:

	At June 30,	At December 31,
(in millions)	2025	2024
Inventory, current:
Metals at average cost:
Finished goods	$56.6	$55.9
Work-in-process	303.9	343.8
Ore stockpiles on leach pads	228.3	217.2
Supplies at average cost	416.3	431.9
Total current inventory	$1,005.2	$1,048.9
Inventory, long-term:
Ore stockpiles on leach pads	$1,149.3	$1,145.8

During the six-month periods ended June 30, 2025 and 2024, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $128.2 million and $128.8 million, respectively. Leaching inventories recognized in cost of sales amounted to $113.6 million and $107.5 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the six-month period ended June 30, 2025 and 2024 consisted of (in millions):

	2025	2024
Statutory income tax provision	$930.0	$852.3
Peruvian royalty	33.3	29.1
Mexican royalty	94.7	75.7
Peruvian special mining tax	50.7	45.0
Total income tax provision	$1,108.7	$1,002.1

Effective income tax rate	36.7%	37.3%

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

Peruvian royalty and special mining tax: The Company has accrued $84.0 million and $74.1 million of royalty charge and special mining tax as part of the income tax provision for the first six months of 2025 and 2024, respectively.

Mexican mining royalty: The Company has accrued $94.7 million and $75.7 million of royalty taxes as part of the income tax provision for the first six months of 2025 and 2024, respectively. The increase in 2025 over 2024 is partially attributable to the increase in the mining royalty rate, and increased sales due to the impact of metal prices. As previously reported, effective January 1, 2025, the rates for the mining royalty and the additional royalty increased from 7.5% to 8.5%, and from 0.5% to 1%, respectively.

Accounting for uncertainty in income taxes: In the second quarter of 2025, the Company made payments for uncertain tax positions of $35.4 million in the Peruvian jurisdiction to avoid potential further interest and penalties related to the 2018 tax year that is still open. The Company also recorded current and non-current liabilities for the Peruvian jurisdiction that increased the tax expense by approximately $13.9 million. The Company has a net current liability of $21.8 million in the Peruvian jurisdiction, which represent anticipated cash payments within 12 months.

U.S. Tax Law updates:

On July 4, 2025, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” (the “Act”) – and commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. The Act includes changes to both international and domestic tax provisions but did not change the overall corporate tax rate. The Act reduces the deduction percentages for some income inclusions, reduces foreign income taxes deemed paid and limits deductions that are allocated and apportioned to the foreign tax credit limitation within the Global Intangible Low-Taxed Income (“GILTI”) renamed Net CFC Tested Income (“NCTI”). The Act increases the Base Erosion and Anti-Abuse Tax (“BEAT”) rate. The Act makes changes to the foreign tax credit provisions regarding the allocation and apportionment of foreign taxes; the treatment of certain dividends; and the inclusion of income from Controlled Foreign Corporations (CFC’s). The Company estimates that these taxes and the enacted changes will not be material, but the Company will continue to monitor U.S. Tax policy regarding this new legislation.

For calendar year companies, the Act must be recognized in the financial statements in the third quarter of 2025. The impact of changes in the tax law on deferred tax assets and deferred tax liabilities will be recognized discretely in continuing operations. Any impact on current taxes payable related to ordinary income will be included in the annual effective tax rate in the period of enactment, which is the third quarter of 2025.

Pillar Two updates: Large multinational businesses with more than €750 million in total revenue must pay a minimum effective tax rate under Pillar Two of 15% on taxable income arising in each jurisdiction where they operate. Certain provisions of Pillar Two took effect January 1, 2024, while others went into effect January 1, 2025. If jurisdictions want to implement Pillar Two they will need to do so through domestic legislation. The countries in which the Company has significant operations have yet to enact Pillar Two into law and have not formally announced plans to implement these rules. Currently there is no impact to the Company but the Company will continue to monitor these developments and analyze any potential impact that Pillar Two may have on future results.

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

Receivable and payable balances with related parties are shown below (in millions):

	At June 30,	At December 31,
	2025	2024
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$8.1	$7.1
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	(*)	(*)
Ferrocarril Mexicano, S.A. de C.V.	(*)	(*)
Mexico Generadora de Energia S. de R.L. ("MGE")	5.1	5.4
Mexico Compania Constructora S.A de C.V.	(*)	(*)

Related to the controlling group:
Empresarios Industriales de Mexico, S.A. de C.V.	1.2	0.9
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.2	—
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
	$14.8	$13.5

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO	$9.5	$6.0
Asarco LLC	33.8	6.0
Eolica El Retiro, S.A.P.I. de C.V.	0.4	0.4
Ferrocarril Mexicano, S.A. de C.V.	4.4	2.9
Grupo Mexico Servicios	2.7	4.3
MGE	36.4	15.9
Mexico Compania Constructora S.A de C.V.	7.2	8.0
Parque Eolico de Fenicias, S. de R.L. de C.V.	6.2	2.6
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.9	2.1
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.4	0.5
Mextransport	0.1	0.1
Operadora de Cinemas, S.A. de C.V.	0.2	0.4
	$102.3	$49.2

(*) Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the six-month periods ended June 30, 2025 and 2024 (in millions):

	2025	2024
Purchase activity
Asarco LLC	$28.0	$2.7
Eolica El Retiro, S.A.P.I. de C.V.	1.0	4.0
Ferrocarril Mexicano, S.A. de C.V.	21.3	24.0
Grupo Mexico Servicios	10.1	10.1
AMMINCO	5.0	5.0
MGE	109.8	92.3
Mexico Compania Constructora S.A. de C.V.	24.8	44.0
Parque Eolico de Fenicias, S. de R.L. de C.V.	20.3	—
Grupo Mexico Servicios de Ingenieria S. A. de C.V.	4.7	9.5
Total purchases	$225.0	$191.6
Sales activity
Asarco LLC	$27.4	$14.3
AMMINCO	(*)	(*)
Ferrocarril Mexicano, S.A. de C.V.	—	(*)
MGE	31.9	23.3
Total sales	$59.3	$37.6

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

In the first six months of 2025, the Company did not make donations to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations. In the same period of 2024, the Company donated $1.5 million to this organization.

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

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE supplies some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. In the first six months of 2025, MGE supplied approximately 0.3% of its power output to third-party energy users, compared to 4.0% in the same period of 2024.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro, S.A.P.I. de C.V. (“Eolica el Retiro”). Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (“IMMSA”) and other subsidiaries of Grupo Mexico in the third quarter of 2014. In the first six months of 2025, Eolica El Retiro supplied approximately 11.7% of its power output to IMMSA and Mexcobre, compared to 37.0% in the same period of 2024.

In 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V. (“Parque Eolico de Fenicias”), an indirect subsidiary of Grupo Mexico, located in Nuevo Leon, Mexico. This contract commits to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement started in the third quarter of 2024. In the first six months of 2025, Parque Eolico de Fenicias supplied approximately 85.5% of its power output to IMMSA.

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

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the six-month periods ended June 30, 2025 and 2024 (in millions):

	2025	2024
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.3	$0.3
Mextransport	1.2	1.2
Operadora de Cinemas S.A. de C.V.	0.2	0.2
Total purchases	$1.7	$1.7

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$0.1
Empresarios Industriales de Mexico, S.A. de C.V.	0.2	0.1
Mextransport	1.1	1.2
Operadora de Cinemas S.A. de C.V.	0.1	0.1
Total sales	$1.5	$1.5

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

Debt repayment:

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

The weighted average remaining lease term for the Company’s leases is approximately six years, and the weighted average discount rate for these leases is 4.92%.

The operating lease expense recognized in the six-month periods ended June 30, 2025 and 2024 was classified as follows (in millions):

Classification	2025	2024
Cost of sales (exclusive of depreciation, amortization and depletion)	$57.6	$48.7
Selling, general and administrative	(*)	(*)
Exploration	0.1	0.1
Total lease expense	$57.7	$48.8

(*) amount is lower than $0.1 million.

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2025	$57.7
2026	115.1
2027	114.6
2028	114.0
2029	112.9
After 2029	317.3
Total lease payments	$831.5
Less: interest on lease liabilities	(130.9)
Present value of lease payments	$700.7

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

The following table summarizes the asset retirement obligation activity for the six-month periods ended June 30, 2025 and 2024 (in millions):

	2025	2024
Balance as of January 1	$546.1	$612.6
Changes in estimates	(48.5)	(7.7)
Closure payments	—	—
Accretion expense	12.2	14.3
Balance as of June 30,	$509.9	$619.2

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

The components of net periodic benefit costs for the six-month periods ended June 30, 2025 and 2024 are as follows (in millions):

	Six months ended
	June 30,
(in millions)	2025	2024
Service cost	$1.2	$1.3
Interest cost	1.9	2.0
Expected return on plan assets	(3.6)	(3.2)
Amortization of prior service cost / (credit)	0.1	0.2
Amortization of net loss/(gain)	0.1	—
Net periodic (benefit) cost	$(0.3)	$0.3

Post-retirement health care plans:

In Mexico, health services are provided by the Mexican Institute of Social Security.

The components of net periodic benefit cost for the six-month periods ended June 30, 2025 and 2024 are as follows (in millions):

	Six months ended June 30,
(in millions)	2025	2024
Interest cost	$1.0	$1.1
Amortization of net loss (gain)	—	—
Amortization of prior service cost/ (credit)	—	—
Net periodic benefit cost	$1.0	$1.1

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

Environmental capital investments in the six-month periods ended June 30, 2025 and 2024 were as follows (in millions):

	2025	2024
Peruvian operations	$6.9	$2.0
Mexican operations	84.2	92.8
	$91.1	$94.8

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defined new AQS for daily sulfur dioxide in the air. As of June 30, 2025, the Company reported a daily average level of µg/m3 of SO2, which falls below the AQS requirement.

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

Litigation matters:

Peruvian operations:

The Tia Maria Mining Project

There are six lawsuits filed against the Peruvian Branch of the Company related to the Tia Maria project. The lawsuits seek (i) to declare null and void the resolution that approved the Environmental Impact Assessment of the project; (ii) the cancellation of the project and the withdrawal of mining activities in the area; (iii) to annul the mining concession application for the Tia Maria project; (iv) to annul the resolution that approved the construction license; and (v) to suspend construction work on the project. The lawsuits were filed by Messrs. Ernesto Mendoza Padilla (filed May 26, 2015), Juan Alberto Guillen Lopez (filed June 18, 2015), Junta de Usuarios del Valle del Tambo (filed April 30, 2015), Gobierno Regional de Arequipa (filed December 16, 2019), Municipalidad Distrital de Dean Valdivia (filed January 24, 2020) and Cristhian Torres Quispe et al. (filed March 20, 2025).

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

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of June 30, 2025, the case was pending resolution.

The Guillen Lopez case is currently before the lower court. Oral arguments took place on July 19, 2019. On January 7, 2020, the Judge decided to suspend the proceedings until the del Carpio Lazo case is concluded. On March 8, 2022, The Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On September 7, 2023, the Judge cancelled the suspension and declared the case ready for a resolution. On May 18, 2024, the Judge declared, once again, that the case was ready for resolution. As of June 30, 2025, the case was pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. In May 2016, the Company was included in the process after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazo case is concluded. On March 11, 2022, the Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On January 5, 2024, the Peruvian Branch reiterated its petition to continue the process given that a final decision has already been handed down in Carpio Lazo case. As of June 30, 2025, the case was pending resolution.

The Gobierno Regional de Arequipa case is currently before the Superior Court. The Company answered the complaint on September 15, 2020. On February 8, 2021, the Judge decided to suspend the proceeding until the del Carpio Lazo case was concluded. On March 24, 2022, the Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On March 28, 2022, the Judge cancelled the suspension. On May 24, 2022, the parties presented their closing arguments. On March 15, 2023, the Judge dismissed the lawsuit. The plaintiff missed the chance to appeal the ruling, therefore, the Judge declared the case had concluded in favor of the Peruvian Branch. On October 20, 2023, the Superior

Court declared that the plaintiff had not been properly informed of the ruling and ordered issuance of a new notification of the First Instance ruling. The Superior Court instructed the First Instance Court to inform the Gobierno Regional de Arequipa that it must establish a new address to ensure proper notification. On April 16, 2024, the Gobierno Regional de Arequipa filed an appeal against the first instance decision. The Superior court notified the Company of the appeal, and the Peruvian Branch responded on June 10, 2024. On August 7, 2024, an oral hearing took place. On May 30, 2025, the Superior court vacated the ruling that dismissed the lawsuit and remanded for a new judgment. As of June 30, 2025, the case was pending resolution.

The Municipalidad Distrital de Dean Valdivia case is currently before the lower court. On August 17, 2022, the Company was formally notified of the lawsuit and answered the complaint on September 2, 2022. The Peruvian Branch informed the Court the result of the del Carpio Lazo case. As of June 30, 2025, the case was pending resolution.

The Torres Quispe case is currently before the lower court. On May 20, 2025, the Company was formally served with the lawsuit and filed and answered the complaint on June 2, 2025. On July 11, 2025, the Court ruled in favor of SPCC. The plaintiff filed an appeal. As of July 22, 2025, the case was pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against the Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where the Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization since 1995. Following a motion filed by the Peruvian Branch, the lower court included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. On July 2, 2022, the case was temporarily archived. On May 26, 2023, the Judge ordered termination of the proceeding due to the lack of interest of the plaintiff. On June 2, 2023, the plaintiff appealed the termination of the proceeding. On September 18, 2023, the Superior Court reversed the termination and ordered the Judge to continue the proceeding. As of June 30, 2025, the case was pending resolution.

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

Mexican operations:

The Accidental Spill at Buenavista Mine of 2014

Regarding the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of June 30, 2025.

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

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. The remaining three lawsuits are still pending: two were filed by Acciones Colectivas de Sinaloa, A.C. and one, by Defensa Colectiva, A.C.; requesting precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust. As of June 30, 2025, these cases remain in the same stage.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. On October 3, 2024, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by María Lourdes Martínez Navarro et al. As of June 30, 2025, all of these cases were pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. With regard to the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures. This public meeting will have no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, it has informed the corresponding Judge about its compliance with the resolution, in which BVC was required to implement additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, with six months granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions imposed. The foregoing does not impact BVC’s operations. Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of June 30, 2025, the remaining cases were pending resolution.

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

Labor matters:

Peruvian operations: 54.0% of the Company's 5,204 Peruvian employees were unionized as of June 30, 2025. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

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

In the second quarter of 2025, the Company began implementing of the collective bargaining agreements signed with the six unions. Meetings have been held with the unions to execute different points that were agreed upon during the collective bargaining, and those additional agreements to ensure that operations can develop normally until at least 2027. Additionally, the union environment is in a state of flux given that elections will be held in 2025 to choose representatives for four of the Company's six unions, which represent 1,830 workers as of June 30, 2025. The Company believes that solid collective bargaining agreements are in place to ensure that its operations develop normally despite changes in elected representatives. It is also confident that it is in a good position to manage issues and circumstances moving forward.

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

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martin mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and

Arbitration Board authorized the restart of operations of the San Martin mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice. Such challenges were dismissed by the Supreme Court. Consequently, on September 6, 2021, the Federal Mediation and Arbitration Board issued a new resolution determining that, based on the documents submitted by the National Federation of Independent Unions and given the status of the strike until 2018, it was not possible to create a registry of workers holding a right to vote. Therefore, in case of a strike, any collective bargaining proceedings shall remain suspended. On June 9, 2023, the Federal Mediation and Arbitration Board, in a ruling that veered from its previous stance, did not recognize the common representatives of the coalition workers and consequently ruled that the agreement which such representatives had made with the Company to lift the strike in 2018 lacked validity. Notwithstanding, on June 14, 2023 the Federal Mediation and Arbitration Board handed down a ruling that terminated the strike and ordered workers to resume activities within 15 days. The Mining Union filed a protective action (Amparo) against this resolution, which is pending resolution as of June 30, 2025.

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

The Company´s operations at the San Martin unit continue to evolve normally and the conflict is expected to be resolved in accordance with the legal framework set by labor authorities; any actions taken will respect the will of the workers

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of June 30, 2025, the case was pending resolution without further developments.

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

Other commitments:

Peruvian Operations:

Michiquillay

In June 2018, the Company signed a contract for the acquisition of the Michiquillay copper project in Cajamarca, Peru, at a purchase price of $400 million (the “Contract”). Michiquillay is a world-class mining project with estimated inferred mineral resources of 2,288 million tonnes and an estimated copper grade of 0.43%. It is expected to produce 225,000 tonnes of copper per year (along with by-products of molybdenum, gold and silver) for an initial mine life of more than 25 years.

As per the Contract, the Company paid $12.5 million on the date of signing the Contract and $12.5 million in June 2021. The remaining balance of $375.0 million will be paid if the Company decides to develop the project. Therefore, it is not a present obligation. In June 2022, the Company notified the Peruvian authorities of the end of the suspension period and the start of the preoperational period that lasts 12 years, but can be automatically extended for three more years, provided that the Feasibility Study of the project has been approved. The start of the preoperational period does not imply a payment obligation, but the Company must support an investment of $20 million during the first five years of this period, which includes exploration activities as well as the development of social programs.

In April 2025, considering the challenges for the development of the Michiquillay Project, the Company entered into an agreement with the Peruvian authorities to extend the preoperational period by three additional years, without prejudice of the Company’s right to extend it for three more years, as initially established in the Contract. This extension also deferred by three years the payment term to pay the $375.0 million outstanding balance of the purchase price. The Company was required to pay $21.0 million cash consideration for this extension and commit an additional $15 million in social investments between the fourth and sixth years of the preoperational period.

In 2021, the Company signed social agreements with the Michiquillay and La Encañada communities. In addition, in October 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed environmental impact study for the project. In the last quarter of 2022, the Company informed MINEM that exploration activities had begun and that it initiated an in-depth assessment of existing mineral resources. In 2023, in accordance with the social agreements with the Michiquillay and La Encañada communities, the Company has hired unskilled labor and is paying for the use of surface land. The Company is supporting social programs in both communities. Additionally, the Company continues exploration activities on this project and as of June 30, 2025, had drilled 145,928 meters and obtained 59,098 drill core samples for chemical analysis. Diamond drilling has provided information to update geological modeling and interpret the distribution of mineralization in geological sections, which are required to evaluate mineral resources. Geo-metallurgical studies have been completed; hydrological, hydrogeological and geotechnical studies for the project will begin shortly.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $125.4 million as of June 30, 2025). In relation to this commitment, the Company has completed the construction of a school with an investment of S/18.8 million (approximately $5.3 million as of June 30, 2025) and agricultural infrastructure projects and studies with an investment of S/112.4 million (approximately $31.7 million as of June 30, 2025). Among the most important projects are the construction of the Cularjahuira dam for S/15.6 million (approximately $4.4 million as of June 30, 2025) and the engineering study for the Callazas dam for S/2.6 million (approximately $0.7 million as of June 30, 2025). Additionally, the Company has committed S/60.6 million (approximately $17.1 million as of June 30, 2025) to basic infrastructure projects, including a drinking water project for S/9.6 million (approximately $2.7 million as of June 30, 2025) which was recently completed.

As the Toquepala expansion project was completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $28.8 million in its condensed consolidated financial statements as other liabilities as of June 30, 2025.

In addition, the Company has committed S/102.1 million (approximately $28.8 million as of June 30, 2025) for the construction of a high-achievement school, and S/ 67.8 million (approximately $19.1 million as of June 30, 2025) in four infrastructure projects in the Tacna region under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs to determine how the Company can contribute to sustainable development in the region. Although the development roundtable is not currently meeting, during previous sessions it discussed the possibility of creating a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $281.8 million as of June 30, 2025). While the final funding agreement has yet to be signed, the Company has already committed to contributing S/251.3 million (approximately $70.8 million as of June 30, 2025) to different projects, including S/108.4 million (approximately $30.5 million as of June 30, 2025) to fund an educational project for which S/107.9 million (approximately $30.4 million as of June 30, 2025) has already been invested; this project already has approved resolutions from the provinces of Ilo and Sánchez Cerro. Additionally, construction of the treatment plant in Ilo continues, which entails a total investment of S/105.5 million (approximately $29.7 million as of June 30, 2025). As of June 30, 2025, the project had advanced 58%. On the education front, S/18.2 million (approximately $5.1 million as of June 30, 2025) has been executed to build three schools in Moquegua, all of which have been completed. On the agricultural front, S/6.9 million (approximately $1.9 million as of June 30, 2025) has been invested to develop two infrastructure projects.

In addition, in the last three years, the Company has committed S/228 million (approximately $64.2 million as of June 30, 2025) to build three educational infrastructure projects and one basic sanitation project, and has invested S/3.9 million (approximately $1.1 million as of June 30, 2025) to conduct pre-investment studies in the Moquegua region, all under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Apurimac Region: The Company has committed S/84 million (approximately $23.7 million as of June 30, 2025) to build two educational infrastructure projects under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Arequipa Region: The Company has committed S/110.2 million (approximately $31.1 million as of June 30, 2025) to build two educational infrastructure projects and S/6.3 million (approximately $1.8 million as of June 30, 2025) to finance previous studies for infrastructure projects, under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Cajamarca Region: The Company has committed S/0.7 million (approximately $0.2 million as of June 30, 2025) to finance the pre-investment studies of a health project under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatts (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects starting on May 1, 2017 and ending on October 31, 2029.

Mexican operations:

Power purchase agreements

●	MGE: In 2012, the Company signed a power purchase agreement with MGE, an indirect subsidiary of Grupo Mexico, to supply power to some of the Company’s Mexican operations through 2032. For further information, please see Note 5 “Related party transactions”.

●	Eolica el Retiro, S.A.P.I. de C.V.: In 2013, the Company signed a power purchase agreement with Eolica el Retiro, S.A.P.I. de C.V., a windfarm energy producer that is an indirect subsidiary of Grupo Mexico, to supply power to some of the Company´s Mexican operations. For further information, please see Note 5 “Related party transactions”.

●	Parque Eolico de Fenicias, S. de R.L. de C.V.: On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., an indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. In the third quarter of 2024, Parque Eolico de Fenicias began supplying energy to the IMMSA unit. For further information, please see Note 5 “Related party transactions”.

Corporate operations:

Commitment for capital projects

As of June 30, 2025, the Company had committed approximately $609.5 million to capital investment project developments.

Tax contingency matters: Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 4 “Income taxes”).

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the six-month periods ended June 30, 2025 and 2024 was as follows (in millions):

	2025	2024
Southern Copper common shares
Balance as of January 1,	$2,337.3	$2,766.7
Dividends paid in common stock	(338.8)	(199.5)
Used for corporate purposes	(0.2)	(0.2)
Balance as of June 30,	1,998.4	2,567.0

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	363.4	382.3
Other activity, including dividend, interest and foreign currency translation effect	10.2	(3.1)
Balance as of June 30,	373.5	379.3
Treasury stock balance as of June 30,	$2,371.9	$2,946.2

Common Stock:

Dividend paid in common stock:

On February 27, 2025, the Company paid a dividend of 0.0073 shares per common share, which represented a reduction of 5,769,600 shares of common stock in treasury for a total of $143.2 million.

On May 19, 2025, the Company paid a dividend of 0.0099 shares per common share, which represented a reduction of 7,881,820 shares of common stock in treasury for a total of $195.6 million.

On June 30, 2025 and on December 31, 2024, 80,528,161 and 94,185,981 shares of SCC’s common stock were in Treasury, respectively.

Directors’ Stock Award Plan:

The Company has established a Director´s Stock Award Plan (the “Plan”) for certain non-employee directors. Southern Copper has reserved 600,000 shares of common stock for the Plan. Under the Plan, participants are entitled to an award of 1,600 shares of common stock upon election to the Board of Directors and are eligible to receive 1,600 additional shares of common stock per year thereafter. Commencing with the second quarter of 2021, Directors receive quarterly awards of 400 shares, contingent upon attendance of each quarterly Board meeting. The fair value of the award is measured each year at the date of the grant. On May 27, 2022, the Company’s stockholders approved a five-year extension of the Plan until January 27, 2028. On May 23, 2025, the Company’s stockholders approved an extension of the Plan for three years until January 27, 2031, and an amendment to the Plan to provide an annual grant of 200 additional shares to each eligible Director, contingent upon their attendance of all Board of Director’s meetings for the year. The award is not subject to vesting requirements.

For the first six months of 2025 and 2024, the stock-based compensation expense associated with the Plan totaled $0.6 million and $0.9 million, respectively.

The activity of the Plan for the six-month periods ended June 30, 2025 and 2024 was as follows:

	2025	2024
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(444,400)	(428,800)
Granted in the period	(6,400)	(8,800)
Total shares granted at June 30,	(450,800)	(437,600)
Remaining shares reserved	149,200	162,400

Parent Company common shares:

Total common shares of Grupo Mexico held by the treasury stood at 54,595,684 and 61,972,864 as of June 30, 2025 and December 31, 2024, respectively.

Employee Stock Purchase Plan:

2018 Plan: In November 2018, the Company offered a stock purchase plan to eligible employees through a trust that acquires series B shares of Grupo Mexico stock for sale to its employees, and employees of subsidiaries, and certain affiliated companies. The purchase price was established at 37.89 Mexican pesos (approximately $1.86) for the initial subscription, which expires in October 2026. Every two years employees will be able to acquire title to 50% of the shares paid in the previous two years. The employees will pay for shares purchased through monthly payroll deductions over the eight-year period of the plan. At the end of the eight-year period, the Company will grant the participant a bonus of 1 share for every 10 shares purchased by the employee. Any future subscription will be at the average market price at the date of acquisition or the grant date.

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

The stock based compensation expense for the six-month period ended June 30, 2025 and 2024 and the unrecognized compensation expense under this plan were as follows (in millions):

	2025	2024
Stock based compensation expense	$0.3	$0.3
Unrecognized compensation expense	$0.7	$1.4

The following table presents the stock award activity of this plan for the six-month periods ended June 30, 2025 and 2024:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2025	1,901,089	$1.86
Granted	—	$—
Exercised	(602,500)	1.86
Forfeited	—	—
Outstanding shares at June 30, 2025	1,298,589	$1.86
Outstanding shares at January 1, 2024	1,962,936	$1.86
Granted	—	—
Exercised	(41,742)	1.86
Forfeited	—	—
Outstanding shares at June 30, 2024	1,921,194	$1.86

2025 Plan: In April 2025, the Company offered a new stock purchase plan (the “New Employee Stock Purchase Plan”) to eligible employees through a trust that acquires series B shares of Grupo Mexico stock for sale to its employees, and employees of subsidiaries, and certain affiliated companies. The purchase price was established at 92.52 Mexican pesos (approximately $4.94) for the initial subscription, which expires in April 2033. Every two years employees will be able to acquire title to 50% of the shares paid in the previous two years. The employees will pay for shares purchased through monthly payroll deductions over the eight-year period of the plan. At the end of the eight-year period, the Company will grant the participant a bonus of 1 share for every 10 shares purchased by the employee. Any future subscription will be at the average market price at the date of acquisition or the grant date.

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

The following table presents the stock award activity of this plan for the six-month period ended June 30, 2025:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2025	—	—
Granted	2,372,449	$4.94
Exercised	—	—
Forfeited	—	—
Outstanding shares at June 30, 2025	2,372,449	$4.94

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan to certain members of its executive management; to executive management at its subsidiaries; and to certain affiliated companies. Under this plan, participants will receive cash incentive bonuses to purchase shares of Grupo Mexico, which are deposited in a trust.

Non-controlling interest:

The following table presents the non-controlling interest activity for the six-month periods ended June 30, 2025 and 2024 (in millions):

	2025	2024
Balance as of January 1,	$66.6	$63.1
Net earnings	6.4	6.4
Dividend paid	(4.4)	(1.8)
Balance as of June 30,	$68.6	$67.7

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (excluding accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table, which provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024 (in millions):

	At June 30, 2025		At December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:

Current portion of long-term debt level 1	$—	$—	$499.8	$498.4

Long-term debt level 1	6,697.1	6,755.2	5,707.3	$5,653.6
Long-term debt level 2	51.2	53.7	51.2	53.1
Total long-term debt	$6,748.2	$6,808.9	$5,758.5	$5,706.7

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of June 30, 2025 and December 31, 2024 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$675.3	$675.3	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	—	—	—	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	1,050.2	1,050.2	—	—
Molybdenum	354.2	354.2	—	—
Total	$2,079.8	$2,079.7	$0.1	$—

(*) Less than $0.1 million

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$245.2	$245.2	$—	$—
—Available-for-sale debt securities:
Asset backed securities	—	—	—	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	589.5	589.5	—	—
Molybdenum	274.5	274.5	—	—
Total	$1,109.3	$1,109.2	$0.1	$—

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

NOTE 13 — REVENUE:

The Company’s net sales were $3,051.0 million and $6,172.9 million in the three and six-month periods ended June 30, 2025, compared to $3,118.3 million and $5,718.1 million in the same periods of 2024. The geographic breakdown of the Company’s sales is attributed to countries based on location of customer, and is summarized as follows (in millions):

	Three Months Ended June 30, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$714.7	$151.1	$—	$865.7	$(61.0)	$804.7
United States	277.6	0.2	78.2	356.0	—	356.0
Peru	—	(0.2)	213.4	213.2	(0.2)	212.9
Brazil	—	8.3	153.9	162.1	—	162.1
Chile	—	—	132.1	132.1	—	132.1
Other American countries	10.8	—	8.0	18.8	—	18.8
Europe:
Switzerland	221.6	15.1	187.5	424.2	—	424.2
Italy	—	3.8	109.0	112.8	—	112.8
Spain	136.6	—	26.5	163.1	—	163.1
Other European countries	0.7	1.1	79.9	81.7	—	81.7
Asia:
China	225.2	—	7.6	232.8	—	232.8
Singapore	22.5	—	25.7	48.2	—	48.2
Japan	125.5	—	146.4	272.0	—	272.0
Other Asian countries	19.5	—	10.1	29.6	—	29.6
Total	$1,754.8	$179.3	$1,178.2	$3,112.3	$(61.3)	$3,051.0

	Three Months Ended June 30, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$654.7	$121.0	$9.3	$785.1	$(41.3)	$743.8
United States	325.4	0.3	63.5	389.2	—	389.2
Peru	—	10.6	168.2	178.7	(10.8)	167.9
Brazil	—	13.1	127.9	141.0	—	141.0
Chile	—	—	131.9	131.9	—	131.9
Other American countries	13.5	—	7.2	20.7	—	20.7
Europe:
Switzerland	152.3	25.4	196.9	374.6	—	374.6
Italy	—	6.4	108.4	114.8	—	114.8
Spain	131.3	—	25.8	157.1	—	157.1
Other European countries	29.0	4.0	132.5	165.6	—	165.6
Asia:
China	334.7	2.4	60.2	397.3	—	397.3
Singapore	45.7	2.0	28.6	76.3	—	76.3
Japan	27.2	—	155.3	182.5	—	182.5
Other Asian countries	24.7	—	30.9	55.6	—	55.6
Total	$1,738.5	$185.2	$1,246.7	$3,170.5	$(52.1)	$3,118.3

(*) Less than $0.1 million.

	Six Months Ended June 30, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$1,439.9	$287.0	$0.2	$1,727.1	$(109.3)	$1,617.8
United States	563.6	0.2	201.3	765.1	—	765.1
Peru	—	1.0	437.8	438.7	(0.9)	437.8
Brazil	—	15.5	283.9	299.5	—	299.5
Chile	—	—	241.7	241.7	—	241.7
Other American countries	22.4	—	10.0	32.4	—	32.4
Europe:
Switzerland	441.3	20.7	355.9	817.9	—	817.9
Italy	—	9.1	209.1	218.2	—	218.2
Spain	245.3	—	77.5	322.8	—	322.8
Other European countries	3.7	1.2	266.7	271.7	—	271.7
Asia:
China	504.9	—	11.5	516.4	—	516.4
Singapore	41.7	—	49.5	91.2	—	91.2
Japan	207.2	—	280.3	487.5	—	487.5
Other Asian countries	34.2	—	19.0	53.1	—	53.1
Total	$3,504.2	$334.7	$2,444.2	$6,283.1	$(110.2)	$6,172.9

	Six Months Ended June 30, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$1,246.0	$227.2	$17.2	$1,490.4	$(74.3)	$1,416.1
United States	597.6	2.0	102.2	701.8	—	701.8
Peru	—	19.0	334.1	353.1	(19.1)	334.0
Brazil	—	22.0	243.9	265.9	—	265.9
Chile	—	—	226.4	226.4	—	226.4
Other American countries	20.7	—	11.3	32.0	—	32.0
Europe:
Switzerland	314.1	40.7	248.9	603.6	—	603.6
Italy	(*)	12.5	183.7	196.1	—	196.1
Spain	241.6	—	45.7	287.2	—	287.2
Other European countries	87.6	5.4	239.4	332.4	—	332.4
Asia:
China	510.3	3.5	169.9	683.7		683.7
Singapore	63.3	(0.6)	70.9	133.6	—	133.6
Japan	81.3	—	346.2	427.5	—	427.5
Other Asian countries	42.0	—	35.6	77.7	—	77.7
Total	$3,204.4	$331.6	$2,275.4	$5,811.4	$(93.4)	$5,718.1

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three and six-month periods ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$1,319.0	$36.3	$925.7	$2,281.0	$(21.5)	$2,259.5
Molybdenum	192.2	—	162.4	354.7	—	354.7
Silver	115.6	60.6	50.6	226.8	(24.9)	201.9
Zinc	74.5	62.3	—	136.8	(13.7)	123.1
Other	53.4	20.1	39.5	113.0	(1.1)	111.9
Total	$1,754.8	$179.3	$1,178.2	$3,112.3	$(61.3)	$3,051.0

	Three Months Ended June 30, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$1,347.1	$41.8	$1,001.7	$2,390.6	$(24.0)	$2,366.6
Molybdenum	213.3	—	166.0	379.2	—	379.2
Silver	91.5	52.1	39.9	183.6	(26.3)	157.2
Zinc	44.8	70.1	—	115.0	(0.1)	114.9
Other	41.8	21.1	39.2	102.1	(1.8)	100.3
Total	$1,738.5	$185.2	$1,246.7	$3,170.5	$(52.1)	$3,118.3

	Six Months Ended June 30, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$2,698.3	$57.6	$1,975.2	$4,731.2	$(39.7)	$4,691.5
Molybdenum	356.6	—	298.6	655.2	—	655.2
Silver	215.9	110.1	100.0	426.0	(47.6)	378.5
Zinc	126.0	129.7	—	255.7	(21.2)	234.5
Other	107.4	37.3	70.4	215.1	(1.8)	213.3
Total	$3,504.2	$334.7	$2,444.2	$6,283.1	$(110.2)	$6,172.9

	Six Months Ended June 30, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$2,553.3	$69.3	$1,830.7	$4,453.3	$(42.9)	$4,410.4
Molybdenum	357.8	—	295.0	652.8	—	652.8
Silver	158.1	87.6	71.0	316.8	(48.0)	268.7
Zinc	49.1	135.4	—	184.5	0.6	185.0
Other	86.1	39.4	78.8	204.2	(3.0)	201.2
Total	$3,204.4	$331.6	$2,275.4	$5,811.4	$(93.4)	$5,718.1

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated

As of June 30, 2025:
Trade receivables	$889.3	$65.8	$602.6	$1,557.7	$—	$1,557.7
Related parties, current	29.1	16.8	0.6	46.5	(31.7)	14.8

As of December 31, 2024:
Trade receivables	$623.0	$59.7	$506.9	$1,189.6	$—	$1,189.6
Related parties, current	39.7	25.1	1.3	66.2	(52.7)	13.5

As of June 30, 2025, the Company has long-term contracts with promises to deliver the following products in 2025:

Copper concentrates (in tonnes)	215,000
Copper cathodes (in tonnes)	48,000
Molybdenum concentrates (in tonnes)	21,824
Sulfuric acid (in tonnes)	373,296

Provisionally priced sales: As of June 30, 2025, the Company has recorded provisionally priced sales of copper at average forward prices per pound, and molybdenum at the June 30, 2025 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”), or New York Commodities Exchange (“COMEX”), copper prices and Dealer Oxide molybdenum prices in the future month of settlement.

The following are the provisionally priced copper and molybdenum sales outstanding as of June 30, 2025:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	233.7	4.49	July 2025 through November 2025
Molybdenum	16.1	21.85	July 2025 through September 2025

The provisional sales price adjustment included in accounts receivable and net sales as of June 30, 2025 incorporates positive adjustments of $37.8 million for copper and $15.6 million for molybdenum.

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

Financial information relating to Southern Copper Corporation’s segments is as follows:

	Three Months Ended June 30, 2025
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$1,754.8	$118.0	$1,178.2	$3,051.0	$—	$3,051.0
Intersegment sales	—	61.3	—	61.3	(61.3)	(0.0)
Cost of sales (exclusive of depreciation, amortization and depletion)	650.7	134.1	500.9	1,285.7	(74.0)	1,211.7
Selling, general and administrative	17.2	3.0	9.7	29.9	2.6	32.5
Depreciation, amortization and depletion	96.5	20.8	76.1	193.4	12.8	206.2
Exploration	1.5	3.6	8.4	13.5	0.1	13.7
Operating income	$988.9	$17.8	$583.1	$1,589.8	$(2.8)	1,587.0
Less:
Interest, net						(40.8)
Other income (expense)						(2.3)
Income before income taxes						$1,543.9
Capital investment	$148.6	$23.9	$61.9	$234.4	$1.2	$235.7
Property and mine development, net	$4,899.5	$780.5	$3,790.3	$9,470.3	$444.6	$9,915.0
Total assets	$9,072.7	$1,244.7	$5,260.0	$15,577.4	$3,977.3	$19,554.7

	Three Months Ended June 30, 2024
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$1,738.5	$133.1	$1,246.7	$3,118.3	$—	$3,118.3
Intersegment sales	—	52.1	—	52.1	(52.1)	(0.0)
Cost of sales (exclusive of depreciation, amortization and depletion)	663.0	109.9	526.1	1,299.0	(50.1)	1,248.9
Selling, general and administrative	18.1	3.3	9.7	31.1	2.8	33.9
Depreciation, amortization and depletion	102.6	18.2	79.8	200.7	9.0	209.6
Exploration	2.4	2.6	10.7	15.7	2.9	18.6
Operating income	$952.4	$51.1	$620.4	$1,623.9	$(16.7)	1,607.3
Less:
Interest, net						(56.8)
Other income (expense)						(19.9)
Income before income taxes						$1,530.6
Capital investment	$234.7	$29.4	$65.9	$330.0	$1.8	$331.8
Property and mine development, net	$4,687.2	$775.0	$3,766.7	$9,229.0	$642.6	$9,871.5
Total assets	$9,164.4	$1,214.7	$5,735.6	$16,114.7	$1,663.0	$17,777.7

	Six Months Ended June 30, 2025
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$3,504.2	$224.5	$2,444.2	$6,172.9	$—	$6,172.9
Intersegment sales	—	110.2	—	110.2	(110.2)	(0.0)
Cost of sales (exclusive of depreciation, amortization and depletion)	1,318.7	246.1	1,098.0	2,662.8	(132.0)	2,530.9
Selling, general and administrative	34.1	5.8	18.7	58.5	5.6	64.1
Depreciation, amortization and depletion	194.2	40.6	170.7	405.4	24.5	430.0
Exploration	2.7	6.1	12.2	21.0	4.4	25.4
Operating income	$1,954.4	$36.2	$1,144.6	$3,135.3	$(12.8)	3,122.5
Less:
Interest, net						(84.1)
Other income (expense)						(16.0)
Income before income taxes						$3,022.4
Capital investment	$283.2	$45.3	$222.1	$550.6	$2.9	$553.5
Property and mine development, net	$4,899.5	$780.5	$3,790.3	$9,470.3	$444.6	$9,915.0
Total assets	$9,072.7	$1,244.7	$5,260.0	$15,577.4	$3,977.3	$19,554.7

	Six Months Ended June 30, 2024
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$3,204.4	$238.2	$2,275.4	$5,718.1	$—	$5,718.1
Intersegment sales	—	93.4	—	93.4	(93.4)	(0.0)
Cost of sales (exclusive of depreciation, amortization and depletion)	1,257.6	239.6	1,000.7	2,497.9	(91.5)	2,406.5
Selling, general and administrative	35.2	5.9	19.1	60.2	4.6	64.8
Depreciation, amortization and depletion	202.3	37.4	161.2	400.9	17.7	418.6
Exploration	6.0	4.4	16.5	26.8	4.4	31.2
Operating income	$1,703.3	$44.4	$1,077.9	$2,825.6	$(28.7)	2,797.0
Less:
Interest, net						(109.9)
Other income (expense)						(0.9)
Income before income taxes						$2,686.2
Capital investment	$341.7	$61.2	$136.4	$539.4	$6.2	$545.6
Property and mine development, net	$4,687.2	$775.0	$3,766.7	$9,229.0	$642.6	$9,871.5
Total assets	$9,164.4	$1,214.7	$5,735.6	$16,114.7	$1,663.0	$17,777.7

NOTE 15 — EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in millions except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$976.7	$953.8	$1,925.8	$1,692.6
Less: Net income attributable to the non-controlling interest	3.2	3.6	6.4	6.4
Net income attributable to SCC	$973.4	$950.2	$1,919.4	$1,686.2

Weighted average common shares outstanding-basic and diluted	807.8	785.6	804.1	783.2

Basic and diluted net income per share:
Common shares-basic and diluted	$1.21	$1.21	$2.39	$2.15

On May 19, 2025, the Company paid a stock dividend of 0.0099 shares per common share. Earnings per share have been adjusted retroactively to reflect this change in capital structure, in accordance with GAAP.

NOTE 16 — SUBSEQUENT EVENTS:

Dividends:

On July 24, 2025, the Board of Directors authorized a quarterly cash dividend of $0.80 per share of common stock and a stock dividend of 0.0101 shares of common stock per share of common stock, payable on September 4, 2025 to shareholders of record at the close of business on August 15, 2025.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $99.47, which is the average of the high and low share price on July 24, 2025.

Benefit plans:

On July 24, 2025, the Board of Directors authorized the termination of the noncontributory defined benefit pension plan covering former salaried employees in the United States and certain former expatriate employees in Peru. The costs related to this termination will be approximately $0.7 million.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the second quarter of 2025, 74.1% of our revenue came from the sale of copper; 11.6% from molybdenum; 6.6% from silver; 4.0% from zinc; and 3.7% from other products, including gold, sulfuric acid, and other materials.

●	Copper: In the second quarter of 2025, copper prices per pound experienced variability (LME: fell from $4.42 to $4.32, or -2.3%; COMEX: rose from $4.55 to $4.72 or +3.7%). Based on supply and demand dynamics, we estimate that the deficit at 2025 year-end will stand at approximately 300,000 tonnes. Copper inventories worldwide have dropped 30%, going from 541,000 tonnes at the end March 2025 to 381,000 tonnes at the end of June 2025. We estimate that this inventory currently covers approximately five days of global demand.

In the first half of 2025, the copper market registered a significant arbitrage difference between COMEX and LME prices. At its peak in July 11, 2025, the COMEX price was 119 cents per pound or 27% above the LME price. This huge difference reflected the strong possibility that a 50% tariff will be imposed on U.S. copper imports from various countries.

Although we maintain a very positive long-term outlook for copper, we believe high tariffs for international trade from the U.S. will affect economic growth worldwide, consequently impacting copper demand in the long run.

●	Molybdenum: Accounted for 11.6% of our sales in the second quarter of 2025 and is currently our most important by-product. Molybdenum prices averaged $20.57 per pound in the second quarter of 2025, compared to $21.69 in the same period of 2024, reflecting a decrease of 5.2%.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness, corrosion and heat resistance. New uses for this metal are associated with lubricants, sulfur filtering of heavy oils and shale gas production.

For 2025, we believe that prices will hold at the current level of about $20.00 per pound given its diverse applications in critical industries.

●	Silver: Represented 6.6% of our sales in the second quarter of 2025. We believe that silver prices will be supported by demand for industrial use and precious metals.

●	Zinc: Average zinc prices decreased 7.0% in the second quarter of 2025 versus the same period of 2024. We believe zinc has strong long-term fundamentals, driven by sustained industrial demand, particularly in the construction and automotive sectors. Although current supply levels are stable, a forecasted reduction in mine production and the closing of key refineries suggest that supply will tighten over time. As demand continues to grow, this imbalance is expected to put upward pressure on prices in the long run. Zinc represented 4.0% of our sales in the second quarter of 2025.

●	Production: In 2025, we expect our copper production to reach 965,300 tonnes, a decrease of 0.9% over final production in 2024. Last year we drove our Pilares project to full capacity and we expect this project to contribute 32,400 tonnes of copper in 2025.

Regarding by-products, we expect to produce 173,400 tonnes of zinc from our mines, up 33% from 2024 production level. This growth will be driven by the production of our Buenavista Zinc concentrator (110,700 tonnes), which is operating at full capacity. We also expect to produce 28,700 tonnes of molybdenum in 2025, which represents a decrease of 1.0% compared to 2024 production levels. For silver, we expect to produce 22.8 million ounces of this metal, an increase of 9% compared to last year’s production.

●	Capital Investments: In the second quarter of 2025, we spent $235.7 million on capital investments; this represented 24.2% of net income and a decrease of 29.0% compared to the amount registered in the same period of 2024.

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

Earnings: The table below highlights key financial and operational data of our Company for the three and six-month periods ended June 30, 2025 and 2024 (in millions, except copper price, percentages and per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Copper price LME	4.32	4.42	(0.10)	(2.3)%	4.28	4.13	0.15	3.6%
Copper price COMEX	4.72	4.55	0.17	3.7%	4.65	4.21	0.44	10.5%
Pounds of copper sold	494.0	509.3	(15.3)	(3.0)%	1,031.0	1,027.8	3.2	0.3%
Net sales	$3,051.0	$3,118.3	$(67.3)	(2.2)%	$6,172.9	$5,718.1	$454.8	8.0%
Operating income	$1,587.0	$1,607.3	$(20.3)	(1.3)%	$3,122.5	$2,797.0	$325.5	11.6%
Net income attributable to SCC	$973.4	$950.2	$23.2	2.4%	$1,919.4	$1,686.2	$233.1	13.8%
Earnings per share	$1.22	$1.22	$(0.00)	(0.3)%	$2.41	$2.17	$0.24	11.1%
Dividends per share (cash and stock)	$1.40	$1.20	$0.20	16.7%	$2.80	$2.00	$0.80	40.0%

Net sales in the second quarter of 2025 totaled $3,051.0 million, representing a 2.2% decline compared to the same period in 2024. This result was primarily driven by a decrease in sales volumes of copper (-3.0%) and lower LME prices for copper (-2.3%), molybdenum (-5.2%), and zinc (-7.0%). These effects were partially offset by an increase in sales volumes of zinc (+14.0%), molybdenum (+2.7%) and silver (+13.9%), and by higher prices for silver (+16.6%) and COMEX copper (+3.7%).

Net income attributable to SCC for the second quarter of 2025 reached $973.4 million, marking a 2.4% increase compared to the same period in 2024. This performance was primarily supported by a reduction in total operating costs and expenses (-3.1%), which was mainly attributable to an inventory variance in the cost of sales, and by an increase in interest income (+100.4%) related to higher cash and short-term investment balances. These positive factors were partially offset by the previously mentioned 2.2% decline in net sales, which reflected lower metal prices and reduced copper sales volumes.

Net sales for the first half of 2025 increased 8.0% compared to the same period in 2024. This growth was driven by higher sales volumes of zinc (+25.3%), copper (+0.3%), molybdenum (+6.1%) and silver (+14.0%) and by higher prices for copper (COMEX +10.5%, LME +3.6%), silver (+26.3%) and zinc (+3.3%). This was slightly offset by a decrease in molybdenum prices (-1.3%).

Net income attributable to SCC in the first six months of 2025 increased by 13.8% compared to the same period in 2024. This improvement was primarily driven by an 8.0% rise in sales and an 89.2% increase in interest income. These positive factors were partially offset by a 4.4% increase in operating costs, mainly related to variances in workers’ participation and inventory, and by a 10.6% increase in income taxes.

Production: The table below highlights our mine production data for the three and six-month periods ended June 30, 2025 and 2024:

	Three months ended June 30,				Six months ended June 30,
	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Copper (in million pounds)	526.9	534.6	(7.7)	(1.4)%	1,056.5	1,064.3	(7.8)	(0.7)%
Molybdenum (in million pounds)	17.5	16.9	0.6	3.5%	34.4	32.5	1.9	5.9%
Silver (in million ounces)	6.0	5.2	0.8	15.4%	11.4	10.0	1.5	14.6%
Zinc (in million pounds)	101.2	64.9	36.3	56.0%	188.0	123.0	65.0	52.9%

The table below highlights our mine production data for the three and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper (in million pounds):	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Toquepala	142.8	142.1	0.7	0.5%	283.3	280.4	2.9	1.0%
Cuajone	89.0	89.9	(0.9)	(1.0)%	180.2	180.8	(0.6)	(0.3)%
La Caridad	63.5	64.6	(1.1)	(1.7)%	124.5	129.6	(5.1)	(4.0)%
Buenavista	226.2	232.9	(6.7)	(2.9)%	457.4	462.8	(5.4)	(1.2)%
IMMSA	5.3	5.1	0.3	5.2%	11.0	10.7	0.3	3.1%
Total mined copper	526.9	534.6	(7.7)	(1.4)%	1,056.5	1,064.3	(7.8)	(0.7)%

Second quarter: Copper mine production in the second quarter of 2025 stood at 526.9 million pounds, a 1.4% reduction compared to the same period of 2024. This decrease was a result of lower production at Buenavista (-2.9%; due to lower ore grades and the fact that the new concentrator is fully dedicated to zinc production), La Caridad (-1.7%; due to lower ore grades and recoveries, partially offset by increased SX-EW production) and Cuajone (-1.0%; due to lower ore grades). These reductions were offset by increased production at Toquepala (+0.5%; due to higher recoveries) and IMMSA (+5.2%; due to higher ore grades).

Molybdenum production increased 3.5% in the second quarter of 2025 compared to the same period of 2024. This growth was largely driven by improved production at our Cuajone (+8.9%), Toquepala (+7.4%), and Buenavista (+0.6%) mines, primarily due to higher ore grades. However, this performance was slightly offset by a decrease in production at our La Caridad (-0.5%) operations, which was driven by lower ore grades and recoveries.

Silver mine production increased 15.4% in the second quarter of 2025 compared to the same period of 2024. This growth was driven by higher production at our Buenavista (+27.9%), La Caridad (+15.2%), IMMSA (+13.4%) and Cuajone (+8.4%) operations. However, this performance was slightly tempered by a decline in production at our Toquepala (-0.6%) mine.

Zinc production increased 56.0% in the second quarter of 2025 compared to the same period in 2024. This significant growth was primarily driven by full-capacity operations at the Buenavista Zinc concentrator, which produced 30,894 tonnes of zinc (+126.3%) in the second quarter of 2025.

Six months: Mined copper production in the first six months of 2025 was 1,056.5 million pounds, and represented a slight decrease of 0.7% compared to the same period of 2024. This decline was primarily attributable to lower production at Buenavista (-1.2%, due to lower ore grades and the full allocation of the new concentrator to zinc production), La Caridad (-4.0%; due to lower recoveries) and Cuajone (-0.3%; due to lower ore grades). This was partially offset by an increase in production at our Toquepala (+1.0%; due to higher milling) and IMMSA operations (+3.1%; due to higher ore grades).

Molybdenum production increased 5.9% in the first six months of 2025 compared to the same period in 2024. This rise was mainly due to higher production at our Toquepala (+10.2%), Buenavista (+5.2%) and La Caridad (+5.1%) mines, reflecting an increase in ore grades. Growth, however, was slightly offset by a 0.9% decrease in production at the Cuajone mine.

Silver mine production increased 14.6% in the first six months of 2025, primarily due to higher production at our Buenavista (+36.6%), IMMSA (+10.4%), La Caridad (+5.8%) and Cuajone (+4.3%) operations. This growth was slightly offset by a decline in production at our Toquepala mine (-0.8%).

Zinc production increased 52.9% in the first six months of 2025. This growth was primarily driven by full-capacity operations at the Buenavista Zinc concentrator, which produced 56,227 tonnes during the period.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three and six-month periods ended June 30, 2025 and 2024:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Total operating cash cost before by‑product revenues	$1,078.2	$1,105.4	$(27.2)	(2.5)%	$2,128.4	$2,184.4	$(56.0)	(2.6)%
Total by‑product revenues	$(755.9)	$(716.4)	$(39.5)	5.5%	$(1,414.4)	$(1,248.6)	$(165.8)	13.3%
Total operating cash cost net of by‑product revenues	$322.3	$389.0	$(66.7)	(17.2)%	$714.0	$935.8	$(221.8)	(23.7)%
Total pounds of copper produced(2)	510.4	513.2	(2.8)	(0.5)%	1,022.1	1,024.0	(1.9)	(0.2)%
Operating cash cost per pound before by‑product revenues	$2.11	$2.15	$(0.04)	(1.9)%	$2.08	$2.13	$(0.05)	(2.4)%
By‑product revenues per pound	$(1.48)	$(1.40)	$(0.09)	6.1%	$(1.38)	$(1.22)	$(0.16)	13.5%
Operating cash cost per pound net of by‑product revenues	$0.63	$0.76	$(0.13)	(16.8)%	$0.70	$0.91	$(0.22)	(23.6)%
(1)	These are non-GAAP measures. Please see page 59 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

In the second quarter of 2025, the operating cash cost per pound before by-product revenues fell from $2.15 to $2.11 compared to the same period of 2024, driven mainly by lower operating costs (-2.5%). By-product revenues per pound increased by 6.1% from $1.40 to $1.48. As a result, the operating cash cost per pound net of by-product revenues dropped 16.8%, from $0.76 to $0.63. This reduction reflects effective cost management and higher by-product revenues, primarily from zinc and silver.

For the first six months of 2025, the operating cash cost per pound before by-product revenues decreased from $2.13 to $2.08, which was mainly the result of a decrease in treatment and refining charges due to market conditions. In addition, a 13.5% increase in by-product revenues per pound helped reduce the operating cash cost per pound net of by-product revenues from $0.91 to $0.70. This 23.6% reduction was mainly supported by higher sales volumes for silver and zinc, along with the aforementioned decrease in operating cash costs.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, and for copper, molybdenum, zinc and silver in particular.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining six months of 2025, assuming that expected metal production and sales are achieved; tax rates remain unchanged and giving no effects relative to potential cost changes, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$62.5	$17.6	$12.5	$7.1

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

Capital Investment Programs: We made capital investments of $553.5 million in the first half of 2025, compared to $545.6 million in the same period of 2024. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects by utilizing cash on hand; internally generated funds and additional external financing. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy and market conditions.

Projects in Peru:

Our investments in Peruvian projects that are being built or for which basic or detail engineering is being conducted could surpass $10.3 billion in the next decade.

The openness of the Peruvian government and institutions to private investment; the strong support of local communities; and respect for the rule of law underpin our aggressive investment program. With the support and assistance of Peruvian authorities, the Company is moving forward to secure the administrative permits and licenses that are required prior to investment. The projects’ construction and subsequent operating phases will generate new poles of development; create significant job opportunities; and drive growth in tax revenues at both, national and regional levels.

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

Project update: As of June 30, 2025, the Company had generated 1,376 new jobs, 802 of which were filled with local applicants. To the fullest extent possible, we intend to fill the 3,500 jobs estimated to be required during Tia Maria’s construction phase with workers from the Islay province. In 2027, when we start operations, the project will generate 764 direct jobs and 5,900 indirect jobs.

The project is in the early construction phase, and progress constructing access roads and platforms has reached 90%. The Company will advance these efforts alongside work to set up a temporary camp, engage in massive earthworks, and roll out mine-opening activities. To date, we have installed 59 kilometers of live fence to delimit the property.

Projects in Mexico:

We are currently expecting to obtain permits and licenses that had been put on hold by the previous government in Mexico. We are conducting talks with the current administration to continue rolling out SCC’s Mexican investments for $10.2 billion.

Minera Mexico is planning to invest more than $600 million in 2025 at both its open pit and underground mines. Half of this investment will be used to guarantee the viability of long-term operations by actively modernizing and updating assets. The remaining funds will target improvements in water usage and tailings management to ensure that our operations are safe and efficient. In addition, we will invest in efforts to bolster optimization and growth.

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

Project update: On June 6, 2025, the "Framework Agreement for the Development of the Tiaparo Peasant Community and the Los Chancas Mining Project" was signed with the community of Tiaparo. This agreement will be in effect throughout the construction and operation phases of the project. This agreement, as well as the important steps taken to control illegal mining activities related to the project represent important milestones in the development of our Los Chancas project.

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

Project update: As of June 30, 2025, the exploration project’s total progress was 45%. The drilling program was completed, totaling 145,928 meters, and 59,098 core samples were submitted for chemical analysis. Diamond drilling has provided the information necessary to interpret the distribution of mineralization in geological sections and develop geological modeling, which is required for the mineral resource estimate, currently underway. The geometallurgical studies have been successfully completed, and hydrological, hydrogeological, and geotechnical studies for the project are about to begin.

El Arco - Baja California: This is a world-class copper deposit located in the central part of the Baja California peninsula with ore reserves of over 1,230 million tonnes with an average ore grade of 0.40% and 141 million tonnes of leach material with an average ore grade of 0.27%. The project includes an open-pit mine with a combined 120 ktpd concentrator and 28 ktpy SX-EW operations.

Detailed engineering is still underway for the concentrator, SX-EW plant, water desalination, logistics infrastructure and power delivery.

The aforementioned information is based solely on estimates. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”) PRACTICES

SCC continued to strengthen its focus on sustainability and transparency. For the first time, SCC’s Sustainable Development Report was verified by an independent third party. This verification complies with the standards of ESG rating agencies and bolsters investor confidence by providing detailed information on our performance across 15 material sustainability topics. The most noteworthy results include a 24% reduction in the lost time injury frequency rate since 2023; 39% of our electricity consumption was sourced from renewable energy in 2024; and The Copper Mark certification was achieved for all our open-pit operations.

SCC was included in the sustainability indices FTSE4Good Developed, FTSE4Good US and FTSE4Good US 100 developed by FTSE Russell. a subsidiary of the London Stock Exchange Group. This inclusion the Company’s compliance with FTSE Russell’s environmental, social and governance (ESG) standards which are designed to identify companies with exemplary sustainability practices. Southern Copper obtained a score 60% above the average for the nonferrous metals’ subsector. Its presence in the FTSE4Good Developed and FTSE4Good US 100 indices places it among the top sustainability performers in developed markets globally and among the 100 highest-rated companies in the United States, respectively.

The FTSE4Good Index Series is a series of benchmark and tradable indices for ESG. These indices are used by a wide range of market participants to create and evaluate responsible investment funds and other sustainability-focused financial products. FTSE Russell’s ESG assessment considers a broad set of indicators, including climate change strategy; water security and biodiversity (E); health and safety; labor standards and community engagement (S); corporate governance structure; anti-corruption; and risk management practices (G).

International recognition for conservation of the Mexican gray wolf. At an event held in Detroit (June 3-4), SCC was recognized by the Tandem Global Awards 2025 in the category of “Mammal Projects.” These awards recognize excellence in corporate conservation by US-based and international companies that implement actions to protect biodiversity and improve natural environments. Buenavista del Cobre’s Environmental Management Unit, located in Cananea (Sonora), was recognized for its participation in the Binational Mexico-United States Program for the Conservation of the the Mexican Gray Wolf. This program focuses on driving genetic recovery and behavioral rehabilitation as well as reintroducing the gray wolf, which is on the brink of extinction, in the natural habitat.

Tía María: generating sustainable value. As SCC advances in building the Tía María mining project in Arequipa, Peru, we continue to drive development in neighboring communities by generating employment and hiring local suppliers. To date, we have created 1,376 new jobs. 802 were filled with local applicants, which represents 11% of the economically active population (EAP) of the nearby Tambo valley. SCC has also hired 50 local suppliers in the transportation, general services and machinery rental sectors, consequently improving the quality of life of more than 300 families. By creating employment, hiring local suppliers and rolling out Tía María’s local programs, SCC serves the needs of the majority of the Tambo Valley’s population.

Driving musical education in Mexican communities. As part of our Youth Orchestras and Choirs, professionals from the Academy of Music of the Palacio de Minería impart master classes to all students and teachers from the seven communities in Mexico that participate in the project. SCC also offers scholarships to outstanding students who wish to pursue higher learning in Orchestral Conducting and Pedagogy at the Instituto Superior de Música de Puebla, Mexico. This attests to the Company’s commitment to cultural and educational development.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Statement of Earnings Data	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Net sales	$3,051.0	$3,118.3	$(67.3)	$(2.2)%	$6,172.9	$5,718.1	$454.8	$8.0%
Operating costs and expenses	(1,464.0)	(1,511.0)	47.0	(3.1)%	(3,050.4)	(2,921.1)	(129.3)	4.4%
Operating income	1,587.0	1,607.3	(20.3)	(1.3)%	3,122.5	2,797.0	325.5	11.6%
Non‑operating income (expense)	(43.1)	(76.7)	33.6	(43.8)%	(100.1)	(110.8)	10.8	(9.7)%
Income before income taxes	1,543.9	1,530.6	13.3	0.9%	3,022.4	2,686.2	336.3	12.5%
Income taxes	(576.0)	(578.8)	2.8	(0.5)%	(1,108.7)	(1,002.1)	(106.6)	10.6%
Equity earnings of affiliate	8.8	2.0	6.8	338.5%	12.1	8.6	3.5	40.7%
Net income attributable to non‑controlling interest	(3.2)	(3.6)	0.4	(10.2)%	(6.4)	(6.4)	(0.0)	0.2%
Net income attributable to SCC	$973.4	$950.2	$23.2	$2.4%	$1,919.4	$1,686.2	$233.1	$13.8%

NET SALES

In the second quarter of 2025 totaled $3,051.0 million, representing a 2.2% decline compared to the same period of 2024. This result was primarily driven by a decrease in sales volumes of copper (-3.0%) and lower LME prices for copper (-2.3%), molybdenum (-5.2%) and zinc (-7.0%). These effects were partially offset by an increase in sales volumes of zinc (+14.0%), molybdenum (+2.7%) and silver (+13.9%) and by an increase in prices for silver (+16.6%) and COMEX copper (+3.7%).

For the first half of 2025, net sales increased by 8.0% compared to the same period in 2024. This increase was driven by higher sales volumes of zinc (+25.3%), copper (+0.3%), molybdenum (+6.1%) and silver (+14.0%) and improved market prices for copper (COMEX +10.5%, LME, +3.6%), silver (+26.3%) and zinc (+3.3%). This was slightly offset by a decrease in molybdenum prices (-1.3%).

The table below outlines the average published market metal prices for our metals for the three and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Copper price ($per pound—LME)	$4.32	$4.42	(2.3)%	$4.28	$4.13	3.6%
Copper price ($per pound—COMEX)	$4.72	$4.55	3.7%	$4.65	$4.21	10.5%
Molybdenum price ($per pound)(1)	$20.57	$21.69	(5.2)%	$20.50	$20.77	(1.3)%
Zinc price ($per pound—LME)	$1.20	$1.29	(7.0)%	$1.24	$1.20	3.3%
Silver price ($per ounce—COMEX)	$33.62	$28.84	16.6%	$32.96	$26.09	26.3%
(1)	Platts Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales as a percentage of total net sales	2025	2024	2025	2024
Copper	74.1%	75.9%	76.0%	77.1%
Molybdenum	11.6%	12.2%	10.6%	11.4%
Silver	6.6%	5.0%	6.1%	4.7%
Zinc	4.0%	3.7%	3.8%	3.2%
Other by‑products	3.7%	3.2%	3.5%	3.6%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product for the three and six-month periods ended June 30, 2025 and 2024. The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales (million pounds)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Refined (including SX‑EW)	234.0	250.2	(16.2)	(6.5)%	484.4	517.6	(33.2)	(6.4)%
Rod	86.3	88.9	(2.7)	(3.0)%	177.8	180.7	(2.9)	(1.6)%
Concentrates and other	173.7	170.1	3.5	2.1%	368.9	329.6	39.3	11.9%
Total	494.0	509.3	(15.3)	(3.0)%	1,031.0	1,027.8	3.2	0.3%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three and six-month periods ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
Copper Sales by product type	2025	2024	2025	2024
Refined (including SX‑EW)	47.4%	49.1%	47.0%	50.4%
Rod	17.5%	17.5%	17.2%	17.6%
Concentrates and other	35.1%	33.4%	35.8%	32.1%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Power	11.2%	11.6%	12.1%	14.3%
Labor	12.3%	11.9%	12.1%	11.3%
Fuel	14.4%	15.9%	14.8%	15.2%
Maintenance	26.2%	22.8%	25.5%	21.2%
Operating material	18.8%	19.2%	18.8%	20.3%
Other	17.1%	18.6%	16.7%	17.7%
Total	100.0%	100.0%	100.0%	100.0%

Second quarter: Operating costs and expenses were $1,464.0 million in the second quarter of 2025, compared to $1,511.0 million in the same period of 2024. The decrease of $47.0 million was primarily due to:

Operating cost and expenses for the second quarter of 2024			$1,511.0
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		(37.2)
	- Inventory variance	(41.4)
	- Operations contractors	(20.0)
	- Fuel	(15.5)
	- Freight, partially offset by	(15.0)
	- Repairing materials, principally heavy equipment spare parts	33.0
	- Exchange rate variance	13.6
	- Workers participation	5.8
	- Other net	2.2
•	Decrease in selling, general and administrative expenses.		(4.9)
•	Decrease in depreciation, amortization and depletion expense.		(3.4)
•	Decrease in selling, general and administrative expenses.		(1.5)
Operating cost and expenses for the second quarter of 2025			$1,464.0

Six months: Operating costs and expenses were $3,050.4 million in the first six months of 2025 compared to $2,921.1 million in the same period of 2024. The increase of $129.3 million was primarily due to:

Operating cost and expenses for the first six months of 2024			$2,921.1
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		108.1
	- Workers participation	53.0
	- Repairing materials, principally heavy equipment spare parts	52.1
	- Inventory variance	38.6
	- Exchange rate variance	23.9
	- Other net, partially offset by	2.9
	- Freight	(21.8)
	- Reagents	(20.6)
	- Operations contractors	(19.9)
•	Increase in volume and cost of metals purchased from third parties.		16.3
•	Increase in depreciation, amortization and depletion expense.		11.4
Less:
•	Decrease in exploration expense.		(5.9)
•	Decrease in selling, general and administrative expenses.		(0.6)
Operating cost and expenses for the first six months of 2025			$3,050.4

NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense) represented a net expense of $43.1 million and $100.1 million in the three and six months ended on June 30, 2025 compared to a net expense of $76.7 million and $110.8 million in the three and six months ended June 30, 2024.

Second quarter: The $33.6 million decrease in the expense level was due to:

●	$17.7 million decrease in the net amount of other income (expenses), which includes an insurance compensation payment for $5.7 million in 2025. The 2024 figure included a $4.0 million inventory write-off and a $4.0 million provision for legal liabilities,
●	$26.6 million increase in interest income due to higher cash balances, partially offset by
●	$10.7 million increase in interest expense, net of capitalized interest.

Six months: The $10.7 million decrease in the expense level was due to:

●	$15.1 million increase in the net amount of other income (expenses), which includes a $9.9 million asset impairment at Tia Maria project.
●	$22.2 million increase in interest expense, net of capitalized interest, partially offset by
●	$48.0 million increase in interest income due to higher cash balances.

INCOME TAXES

	Six Months Ended
	June 30,
	2025	2024
Provision for income taxes ($ in millions)	$1,108.7	$1,002.1
Effective income tax rate	36.7%	37.3%

In addition to the income taxes of Peru, Mexico and the United States, the provision for income taxes also includes the mining royalties from Peru and Mexico and the Peruvian special mining tax.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales (million pounds)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Peruvian operations	209.8	222.6	(12.8)	(5.8)%	456.1	437.6	18.5	4.2%
Mexican open‑pit	282.4	292.1	(9.7)	(3.3)%	572.6	599.2	(26.6)	(4.4)%
Mexican IMMSA unit	8.2	9.7	(1.5)	(16.0)%	13.4	17.6	(4.2)	(23.8)%
Other and intersegment elimination	(6.4)	(15.1)	8.7	(56.6)%	(11.1)	(26.6)	15.5	(58.3)%
Total copper sales	494.0	509.3	(15.3)	(3.0)%	1,031.0	1,027.8	3.2	0.3%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
By‑product Sales (million pounds, except silver—million ounces)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	8.1	7.5	0.6	8.3%	15.8	14.8	1.0	6.8%
Silver	1.6	1.5	0.1	7.7%	3.3	2.8	0.4	15.0%
Mexican open‑pit operations:
Molybdenum contained in concentrate	9.2	9.4	(0.2)	(1.7)%	18.5	17.5	1.0	5.6%
Zinc	64.3	39.4	24.9	63.3%	97.3	44.2	53.1	120.0%
Silver	3.4	3.0	0.3	11.5%	6.5	5.9	0.6	10.3%
IMMSA unit
Zinc‑refined and in concentrate	46.7	46.6	0.1	0.2%	94.2	98.3	(4.1)	(4.2)%
Silver	1.8	1.6	0.2	11.3%	3.4	3.3	0.1	3.1%
Other and intersegment elimination
Silver	(0.7)	(0.8)	0.1	(11.4)%	(1.5)	(1.8)	0.3	(17.4)%
Zinc	(12.9)	—	(12.9)	—%	(12.9)	—	(12.9)	—%
Total by‑product sales
Molybdenum contained in concentrate	17.3	16.8	0.5	2.7%	34.3	32.4	2.0	6.1%
Zinc‑refined and in concentrate	98.1	86.0	12.1	14.0%	178.6	142.6	36.0	25.3%
Silver	6.0	5.3	0.7	13.9%	11.7	10.3	1.4	14.0%

Peruvian Open-pit Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Net sales	$1,178.2	$1,246.7	$(68.5)	(5.5)%	$2,444.2	$2,275.4	$168.8	7.4%
Operating costs and expenses	(595.1)	(626.3)	31.2	(5.0)%	(1,299.6)	(1,197.6)	(102.0)	8.5%
Operating income	$583.1	$620.4	$(37.3)	(6.0)%	$1,144.6	$1,077.9	$66.8	6.2%

Net sales in the second quarter of 2025 dropped $68.5 million compared to the same period of 2024. This decline was mainly driven by a decrease in copper sales volume (-5.7%) and by lower prices for copper (LME, -2.3%) and molybdenum (-5.2%). These effects were partially offset by an increase in sales volumes of molybdenum (+8.3%) and silver (+7.7%) and by higher silver prices (+16.6%).

Operating costs and expenses were $595.1 million in the second quarter of 2025 compared to $626.3 million in the same period of 2024. The decrease of $31.2 million was primarily due to:

Operating costs and expenses for the second quarter of 2024			$626.3
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to:		(14.7)
	- Operations contractors	(23.7)
	- Inventory variance	(16.6)
	- Workers participation, partially offset by	(10.1)
	- Repairing materials, principally heavy equipment spare parts	25.0
	- Exchange rate variance	9.5
	- Other net	1.2
•	Decrease in cost of metals purchased from third parties.		(10.6)
•	Decrease in depreciation, amortization and depletion expense.		(3.7)
•	Decrease in exploration expenses.		(2.3)
•	Decrease in selling, general and administrative expenses.		(*)
Operating costs and expenses for the second quarter of 2025			$595.1

(*) Less than $0.1 million.

Net sales in the first six months of 2025 increased $168.8 million compared to the same period in 2024. This growth primarily reflects improvements in sales volumes of copper (+4.2%), molybdenum (+6.8%), and silver (+15.0%) as well as an increase in market prices for copper (+3.6%, LME) and silver (+26.3%). However, this was slightly offset by a decrease in molybdenum prices (-1.3%).

Operating costs and expenses in the first six months of 2025 increased $102.0 million to $1,299.6 million compared to $1,197.6 million in the same period of 2024. This was primarily due to:

Operating costs and expenses for the first six months of 2024			$1,197.6
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to:		116.6
	- Inventory variance	92.8
	- Repairing materials, principally heavy equipment spare parts	36.2
	- Exchange rate variance, partially offset by	16.4
	- Operations contractors	(23.3)
	- Other net	(5.6)
•	Increase in depreciation, amortization and depletion expense.		9.5
Less:
•	Decrease in cost of metals purchased from third parties.		(19.3)
•	Decrease in exploration expenses.		(4.3)
•	Decrease in selling, general and administrative expenses.		(0.4)
Operating costs and expenses for the first six months of 2025			$1,299.6

Mexican Open-pit Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Net sales	$1,754.8	$1,738.5	$16.3	0.9%	$3,504.2	$3,204.4	$299.7	9.4%
Operating costs and expenses	(765.9)	(786.1)	20.2	(2.6)%	(1,549.7)	(1,501.1)	(48.6)	3.2%
Operating income	$988.9	$952.4	$36.5	3.8%	$1,954.4	$1,703.3	$251.1	14.7%

Net sales in the second quarter of 2025 increased $16.3 million compared to the same period of 2024. This growth was mainly driven by higher sales volumes of zinc (+63.3%) and silver (+11.5%). This was supported by full-capacity production at the Buenavista zinc concentrator, as zinc sales volumes reached 64.0 million pounds in the second quarter of 2025. Additionally, higher prices for copper (COMEX, +3.7%) and silver (+16.6%) further supported the rise in net sales. However, these positive effects were mostly offset by a decrease in sales volumes of copper (-3.3%) and molybdenum (-1.7%) and by a decrease in prices of molybdenum (-5.2%) and zinc (-7.0%).

Operating costs and expenses were $765.9 million in the second quarter of 2025 compared to $786.1 million in the same period of 2024. The decrease of $20.2 million was primarily due to:

Operating costs and expenses for the second quarter of 2024			$786.1
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		(41.7)
	- Exchange rate variance	(44.3)
	- Inventory variance	(17.9)
	- Freight, partially offset by,	(14.8)
	- Energy costs	14.5
	- Workers participation	15.2
	- Other net	5.6
•	Decrease in depreciation, amortization and depletion expense.		(6.1)
•	Decrease in exploration expense.		(0.9)
•	Decrease in selling, general and administrative expenses.		(0.9)
Plus:
•	Increase in volume and cost of metals purchased from third parties.		29.4
Operating costs and expenses for the second quarter of 2025			$765.9

Net sales in the first six months of 2025 increased by $299.7 million compared to the same period of 2024. This growth primarily reflects growth in sales volumes of molybdenum (+5.6%), silver (+10.3%) and zinc (+120.0%). Additionally, positive developments for metal prices, mainly copper (+10.5%, COMEX), silver (+26.3%) and zinc (+3.3%) contributed to this performance. Start-up at the Buenavista zinc concentrator played a pivotal role, as zinc sales volumes reached 97.3 million pounds for the period. However, this was partially offset by a decline in the sales volume of copper (-4.4%) and a decrease in molybdenum prices (-1.3%).

Operating costs and expenses in the first six months of 2025 increased $48.6 million to $1,549.7 million compared to $1,501.1 million in the same period of 2024. This was primarily due to:

Operating costs and expenses for the first six months of 2024			$1,501.1
Plus:
•	Increase in volume and cost of metals purchased from third parties.		60.5
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		0.6
	- Workers participation	51.1
	- Energy costs	19.7
	- Repairing materials, principally heavy equipment spare parts, partially offset by	15.7
	- Inventory variance	(45.7)
	- Exchange rate variance	(38.0)
	- Other net	(2.1)
Less:
•	Decrease in exploration expense.		(3.2)
•	Decrease in depreciation, amortization and depletion expense.		(8.1)
•	Decrease in selling, general and administrative expenses.		(1.1)
Operating costs and expenses for the first six months of 2025			$1,549.7

Mexican Underground Operations (IMMSA):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Net sales	$179.3	$185.2	$(6.0)	(3.2)%	$334.7	$331.6	$3.1	0.9%
Operating costs and expenses	(161.5)	(134.1)	(27.4)	20.4%	(298.5)	(287.3)	(11.2)	3.9%
Operating income	$17.8	$51.1	$(33.4)	(65.2)%	$36.2	$44.4	$(8.1)	(18.3)%

Net sales in the second quarter of 2025 decreased $6.0 million compared to the same period of 2024. This decline was primarily driven by a reduction in the copper sales volume (-16.0%) and by a decrease in zinc prices (-7.0%). However, these effects were partially offset by an increase in sales volumes of silver (+11.3%) and zinc (+0.2%) and by higher prices for copper (COMEX, +3.7%) and silver (+16.6%).

Operating costs and expenses were $161.5 million in the second quarter of 2025 compared to $134.1 million in the same period of 2024. The increase of $27.4 million was primarily due to:

Operating costs and expenses for the second quarter of 2024			$134.1
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		16.0
	- Exchange rate variance	23.7
	- Repairing materials, principally heavy equipment spare parts	1.7
	- Other net, partially offset by	0.8
	- Inventory variance	(7.4)
	- Energy costs	(2.8)
•	Increase in volume and cost of metals purchased from third parties.		8.1
•	Increase in depreciation, amortization and depletion expense.		2.5
•	Increase in exploration expense.		1.0
Less:
•	Decrease in selling, general and administrative expenses.		(0.3)
Operating costs and expenses for the second quarter of 2025			$161.5

Net sales in the first six months of 2025 increased $3.1 million compared to the same period of 2024. This growth primarily reflects favorable metal price trends, primarily for copper (COMEX, +10.5%), silver (+26.3%), and zinc (+3.3%). Growth in silver sales volumes (+3.1%) boosted this performance. However, these positive effects were partially offset by a drop in sales volumes of copper (-23.8%) and zinc (-4.2%).

Operating costs and expenses in the first six months of 2025 increased by $11.2 million to $298.5 million compared to $287.3 million in the same period of 2024. This was primarily due to:

Operating costs and expenses for the first six months of 2024			$287.3
Plus:
•	Increase in volume and cost of metals purchased from third parties.		8.5
•	Increase in depreciation, amortization and depletion expense.		3.2
•	Increase in exploration expense.		1.7
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		(2.0)
	- Energy costs	(10.6)
	- Inventory variance	(9.1)
	- Sales expenses	(4.3)
	- Other net, mostly offset by	(0.2)
	- Exchange rate variance	22.2
•	Increase in selling, general and administrative expenses.		(0.1)
Operating costs and expenses for the first six months of 2025			$298.5

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the six-month periods ended June 30, 2025 and 2024 (in millions):

	2025	2024	Variance
Net cash provided by operating activities	$1,698.2	$1,621.8	$76.4
Net cash used in investing activities	$(983.6)	$(275.5)	$(708.1)
Net cash used in financing activities	$(627.5)	$(620.1)	$(7.4)

Net cash provided by operating activities:

The change in net cash from operating activities for the six-month periods ended June 30, 2025 and 2024 include, in millions, the following significant items:

	2025	2024	Variance	% Change
Net income	$1,925.8	$1,692.6	$233.2	13.8%
Depreciation, amortization and depletion	430.0	418.6	11.4	2.7%
Provision for deferred income taxes	53.2	23.2	30.0	129.2%
Loss (gain) on foreign currency transaction effect	17.8	(4.3)	22.1	(513.8)%
Other adjustments to net income	14.2	4.7	9.5	201.2%
Change in operating assets and liabilities	(742.7)	(513.0)	(229.7)	44.8%
Net cash provided by operating activities	$1,698.2	$1,621.8	$76.4	4.7%

Six months ended June 30, 2025: Net income was $1,925.8 million, which represented approximately 113.4% of the net operating cash flow. The cash flow from operating assets and liabilities dropped by $742.7 million due to the following:

●	$(368.1) million increase in trade accounts receivable, which was mainly attributable to an increase in metal prices and in reported sales volumes in the first six months of 2025.
●	$(394.9) million decrease in accounts payable and accrued liabilities, which was primarily driven by payments of income tax and workers’ participation at our Peruvian and Mexican operations.
●	$40.2 million net decrease in inventory, which was primarily driven by a $40.0 million reduction in the work in process inventory.
●	$(19.9) million increase in other operating assets and liabilities, net.

Six months ended June 30, 2024: Net income was $1,692.6 million, which represented approximately 104.3% of the net operating cash flow. The cash flow from operating assets and liabilities decreased by $513.0 million due to the following:

●	$(481.2) million increase in net, accounts payable and receivable at our Peruvian and Mexican operations.
●	$(24.9) million net increase in inventory.
●	$(6.9) million increase in other operating assets and liabilities, net.

Net cash used in investing activities:

Six months ended June 30, 2025: Net cash used in investing activities included $553.5 million for capital investments. The capital investments included:

●	$331.4 million of investments at our Mexican operations:
●	$86.4 million for the new tailings disposal deposit at Buenavista mine,
●	$45.3 million for the IMMSA unit,
●	$18.5 million for the water supply system at La Churea,
●	$12.3 million for wells and recovered water conduction,
●	$12.1 million for land for new projects,
●	$164.7 million for replacement and maintenance expenditures, and
●	$(7.9) million increase in capital expenditures incurred but not yet paid.

●	$222.1 million of investments at our Peruvian operations:
●	$43.7 million for the purchase of land at the Los Chancas project,
●	$16.0 million for the relocation of the leaching crusher at Toquepala,
●	$14.2 million for the Tia Maria project,
●	$5.2 million for the cathode stripping machine at the Ilo refinery,
●	$4.3 million for the modernization of the delamination machine at Toquepala,
●	$4.0 million for the electric cogeneration at Ilo smelter,
●	$33.5 million for other minor projects with a budget below $1 million,

●	$86.4 million for replacement and maintenance expenditures, and
●	$14.8 million decrease in capital expenditures incurred but not yet paid.

Investment activities in the first six months of 2025 included $430.1 million of net purchase of short-term investments.

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

Dividends:

On July 24, 2025, the Board of Directors authorized a quarterly cash dividend of $0.80 per share of common stock and a stock dividend of 0.0101 shares of common stock per share of common stock, payable on September 4, 2025 for shareholders of record at the close of business on August 15, 2025.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $99.47, which is the average of the high and low share price on July 24, 2025.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the second quarter of 2025. Please see item 7 in Part II of our 2024 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 42) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our condensed consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$1,211.7	$2.37	$1,248.9	$2.43	$2,530.9	$2.48	$2,406.5	$2.35
Add:
Selling, general and administrative	32.5	0.06	33.9	0.07	64.1	0.06	64.8	0.06
Sales premiums, net of treatment and refining charges	(36.5)	(0.07)	(9.8)	(0.02)	(71.5)	(0.07)	(14.8)	(0.01)
Less:
Workers’ participation	(97.1)	(0.19)	(91.2)	(0.18)	(204.1)	(0.20)	(151.1)	(0.15)
Cost of metals purchased from third parties	(63.4)	(0.12)	(49.3)	(0.10)	(114.0)	(0.11)	(83.8)	(0.08)
Royalty charge and other, net	(15.4)	(0.03)	(16.7)	(0.03)	(37.8)	(0.04)	(22.7)	(0.02)
Inventory change	46.5	0.09	(10.4)	(0.02)	(39.2)	(0.04)	(14.5)	(0.01)
Operating Cash Cost before by‑product revenues	$1,078.3	$2.11	$1,105.4	$2.15	$2,128.4	$2.08	$2,184.4	$2.13
Add:
By‑product revenues(1)	(750.8)	(1.47)	(705.0)	(1.37)	(1,403.2)	(1.37)	(1,225.4)	(1.20)
Net revenue on sale of metal purchased from third parties	(5.2)	(0.01)	(11.4)	(0.02)	(11.1)	(0.01)	(23.2)	(0.02)
Add:
Total by‑product revenues	(755.9)	(1.48)	(716.4)	(1.40)	(1,414.4)	(1.38)	(1,248.6)	(1.22)
Operating Cash Cost net of by‑product revenues	$322.4	$0.63	$389.0	$0.76	$714.0	$0.70	$935.8	$0.91
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(354.7)	$(0.69)	$(379.2)	$(0.74)	$(655.2)	$(0.64)	$(652.7)	$(0.64)
Silver	(177.6)	(0.35)	(139.6)	(0.27)	(334.2)	(0.33)	(241.7)	(0.24)
Zinc	(115.0)	(0.23)	(91.0)	(0.18)	(215.9)	(0.21)	(136.7)	(0.13)
Sulfuric Acid	(66.3)	(0.13)	(63.9)	(0.12)	(124.7)	(0.12)	(133.2)	(0.13)
Gold and others	(37.2)	(0.07)	(31.3)	(0.06)	(73.3)	(0.07)	(61.0)	(0.06)
Total	$(750.8)	$(1.47)	$(705.0)	$(1.37)	$(1,403.2)	$(1.37)	$(1,225.4)	$(1.20)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended June 30, 2025.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Given that our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Peru:
Peruvian inflation rate	0.4%	(0.0)%	1.3%	1.6%
Initial exchange rate	3.677	3.721	3.770	3.713
Closing exchange rate	3.549	3.837	3.549	3.837
Appreciation/(devaluation)	3.5%	(3.1)%	5.9%	(3.3)%
Mexico:
Mexican inflation rate	0.9%	0.4%	1.8%	1.7%
Initial exchange rate	20.318	16.678	20.268	16.894
Closing exchange rate	18.893	18.377	18.893	18.377
Appreciation/(devaluation)	7.0%	(10.2)%	6.8%	(8.8)%

Change in monetary position:

Assuming an exchange rate variance of 10% at June 30, 2025, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$14.7
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(18.0)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$(16.0)
Devaluation of 10% in U.S. dollar vs. Mexican peso	$19.6

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended June 30, 2025.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2025, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2025, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of June 30, 2025, the related condensed consolidated statements of earnings, comprehensive income, cash flows and changes in equity for the three-month and six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 31, 2025

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

Additionally, changes in international trade policies and relationships may affect global commodity prices and market conditions and could have a material adverse impact on our business and results of operations. The adoption and expansion of trade restrictions; trade tensions; or other changes in governmental policies related to taxes, tariffs, trade agreements or any policies, are difficult to predict and could adversely affect the demand for our products, our costs, our customers, our suppliers and the U.S. economy and, consequently, could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. In April 2025, reciprocal tariffs were enacted by the United States government for imports from several countries. Most of these tariffs were paused but are expected to go into effect on August 1, 2025. In July 2025, the United States announced trade agreements with the European Union and Japan. The pause for reciprocal tariffs with China expires on August 12, but the trade tensions between these countries have deescalated as negotiations were conducted during July. In addition, on July 30, 2025, the United States also announced a 50% tariff on imports of semi-finished copper products and copper-intensive derivative products effective August 1, 2025. The financial markets reacted to these developments, causing fluctuations in the market prices for our main products and our common stock. We cannot assure that the market prices of our products and our common stock, our financial condition or our results of operations will not be adversely affected by any potential future developments related to tariffs, trade tensions or regulatory uncertainty.

Despite our risk management efforts and mitigation strategies, we cannot provide any assurance that such measures will be successful in addressing or minimizing the impact of political, regulatory, and trade-related risks on our business operations and financial results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds:

None.

Item 4. Mine Safety Disclosures:

Not applicable.

Item 5. Other Information:

During the quarter ended June 30, 2025, no director or officer of Southern Copper Corporation adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

4.2	Form of New 7.500% Note (included in Exhibit 4.1(a)).

4.3	Form of New 7.500% Note (included in Exhibit 4.1(b)).

4.4

Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which $1.1 billion of 6.750% Notes due 2040 were issued (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.5

Second Supplemental Indenture, dated as of April 16, 2010, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 6.750% Notes due 2040 were issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.6	Form of 6.750% Notes due 2040 (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 19, 2010 and incorporated herein by reference).

4.7

Fourth Supplemental Indenture, dated as of November 8, 2012, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.250% Notes due 2042 were issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).

4.8	Form of 5.250% Notes due 2042. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2012, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
4.9

Sixth Supplemental Indenture, dated as of April 23, 2015, between Southern Copper Corporation and Wells Fargo Bank, National Association, as trustee, pursuant to which the 5.875% Notes due 2045 were issued. (Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on April 24, 2015, and incorporated herein by reference).

4.10	Form of 5.875% Notes due 2045. (Filed as Exhibit A to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and six-month periods ended June 30, 2025 and 2024; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and six-month periods ended June 30, 2025 and 2024; (iii) the Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six-month periods ended June 30, 2025 and 2024; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

July 31, 2025

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

July 31, 2025