Form 10-Q
period 2025-09-30
SOUTHERN COPPER CORP/
filed 2025-10-31
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

As of October 31, 2025, there were outstanding 812,191,830 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in millions, except for per share amounts)
Net sales (including sales to related parties, see note 5)	$3,377.3	$2,930.9	$9,550.2	$8,649.0
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	1,356.8	1,223.1	3,887.7	3,629.6
Selling, general and administrative	33.7	31.2	97.9	96.0
Depreciation, amortization and depletion	207.8	213.1	637.7	631.7
Exploration	10.2	13.2	35.6	44.4
Total operating costs and expenses	1,608.5	1,480.6	4,658.9	4,401.7

Operating income	1,768.8	1,450.3	4,891.3	4,247.3

Interest expense	(104.3)	(94.1)	(312.3)	(282.3)
Capitalized interest	13.0	11.0	35.0	35.5
Interest income	47.9	38.3	149.7	92.1
Other income (expense)	(1.1)	21.2	(17.2)	20.3
Income before income taxes	1,724.1	1,426.7	4,746.6	4,112.9
Income taxes (including royalty taxes, see Note 4)	619.7	526.4	1,728.4	1,528.6
Net income before equity earnings of affiliate	1,104.5	900.3	3,018.2	2,584.3
Equity earnings (loss) of affiliate, net of income tax	6.4	(0.5)	18.5	8.1
Net income	1,110.9	899.8	3,036.7	2,592.4
Less: Net income attributable to the non-controlling interest	3.3	3.1	9.7	9.5
Net income attributable to SCC	$1,107.6	$896.7	$3,027.0	$2,582.9

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$1.35	$1.12	$3.71	$3.25

Weighted average shares outstanding-basic and diluted	822.7	798.6	815.8	793.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in millions)
COMPREHENSIVE INCOME:
Net income and comprehensive income	$1,110.9	$899.8	$3,036.7	$2,592.4
Total comprehensive income	1,110.9	899.8	3,036.7	2,592.4
Comprehensive income attributable to the non-controlling interest	3.3	3.1	9.7	9.5
Comprehensive income attributable to SCC	$1,107.6	$896.7	$3,027.0	$2,582.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$3,949.6	$3,258.1
Short-term investments	575.9	245.3
Accounts receivable trade	1,719.4	1,189.6
Accounts receivable other (including related parties 2025- $14.5 and 2024 - $13.5)	71.0	54.2
Inventories	1,031.3	1,048.9
Prepaid taxes	297.1	346.7
Other current assets	25.2	31.7
Total current assets	7,669.6	6,174.3

Property and mine development, net	10,002.1	9,883.3
Ore stockpiles on leach pads	1,148.3	1,145.8
Intangible assets, net	120.9	124.6
Right-of-use assets, net	683.4	739.5
Deferred income tax	274.6	310.6
Equity method investment	123.6	111.9
Other non-current assets	309.3	223.5
Total assets	$20,331.8	$18,713.5

LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$499.8
Accounts payable (including related parties 2025- $131.6 and 2024- $49.2)	739.2	615.2
Accrued income taxes	398.2	635.2
Accrued workers’ participation	288.1	280.8
Accrued interest	126.1	97.1
Lease liabilities current	85.4	81.8
Other accrued liabilities	61.0	38.1
Total current liabilities	1,698.0	2,248.1

Long-term debt, net of current portion	6,749.4	5,758.5
Lease liabilities	598.0	657.6
Deferred income taxes	131.4	124.5
Non-current taxes payable	99.5	104.9
Other liabilities and reserves	80.8	35.6
Asset retirement obligation	457.7	546.1
Total non-current liabilities	8,116.9	7,227.3

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY (NOTE 11)
Common stock par value $0.01; shares authorized, 2025 and 2024–2,000; shares issued, 2025 and 2024–884.6	8.8	8.8
Additional paid-in capital	6,518.8	5,026.0
Retained earnings	6,116.0	6,839.6
Accumulated other comprehensive loss	(2.2)	(2.2)
Treasury stock, at cost, common shares	(2,191.5)	(2,700.7)
Total Southern Copper Corporation stockholders’ equity	10,449.9	9,171.6
Non-controlling interest	67.0	66.6
Total equity	10,516.9	9,238.1
Total liabilities and equity	$20,331.8	$18,713.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in millions)
OPERATING ACTIVITIES
Net income	$1,110.9	$899.8	$3,036.7	$2,592.4
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	207.8	213.1	637.7	631.7
Equity (earnings) loss of affiliate, net of dividends received	(2.8)	0.5	(11.7)	(5.9)
Loss on foreign currency transaction effect	12.6	18.1	30.4	13.8
(Benefit) provision for deferred income taxes	(20.4)	(25.5)	32.8	(2.4)
Other, net	(12.2)	3.2	10.8	14.3
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(161.7)	92.0	(529.8)	(389.1)
(Increase) decrease in inventories	(25.0)	29.4	15.2	4.5
Increase (decrease) in accounts payable and accrued liabilities	368.9	22.6	(25.9)	28.7
Decrease in other operating assets and liabilities	81.5	186.2	61.6	173.1
Net cash provided by operating activities	1,559.6	1,439.4	3,257.8	3,061.2
INVESTING ACTIVITIES
Capital expenditures	(349.2)	(246.4)	(902.7)	(792.0)
Proceeds from sale (purchase) of short-term investments, net	99.5	10.3	(330.6)	280.5
Net cash used in investing activities	(249.7)	(236.0)	(1,233.3)	(511.5)
FINANCING ACTIVITIES
Repayments of debt	—	—	(500.0)	—
Proceeds from issuance of debt	—	—	993.8	—
Payments of debt issuance costs	—	—	(6.4)	—
Cash dividends paid to common stockholders	(643.3)	(468.8)	(1,754.0)	(1,087.3)
Other, net	(4.9)	(2.3)	(9.1)	(3.9)
Net cash used in financing activities	(648.2)	(471.0)	(1,275.7)	(1,091.2)
Effect of exchange rate changes on cash and cash equivalents	(47.1)	47.1	(57.3)	44.7
Increase in cash and cash equivalents	614.6	779.5	691.5	1,503.3
Cash and cash equivalents, at beginning of period	3,334.9	1,875.3	3,258.1	1,151.5
Cash and cash equivalents, at end of period	$3,949.6	$2,654.8	$3,949.6	$2,654.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024

	(in millions)
TOTAL EQUITY, beginning of period	$10,053.4	$8,560.2	$9,238.1	$7,481.2
STOCKHOLDERS’ EQUITY, beginning of period	9,984.8	8,492.5	9,171.6	7,418.1
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	5,890.7	4,256.9	5,026.0	3,532.8
Dividends paid in common stock	606.2	357.5	1,460.0	1,083.6
Other activity of the period	21.9	(6.1)	32.8	(8.1)
Balance at end of period	6,518.8	4,608.3	6,518.8	4,608.3
TREASURY STOCK:
Southern Copper common shares
Balance at beginning and end of the period	(1,998.4)	(2,566.9)	(2,337.3)	(2,766.7)
Dividends paid in common stock	201.5	108.6	540.3	308.1
Used for corporate purposes	0.1	0.1	0.2	0.3
Balance at end of period	(1,796.8)	(2,458.3)	(1,796.8)	(2,458.3)
Parent Company common shares
Balance at beginning of period	(373.5)	(379.3)	(363.4)	(382.3)
Other activity, including dividend, interest and foreign currency translation effect	(21.2)	6.5	(31.4)	9.6
Balance at end of period	(394.7)	(372.7)	(394.7)	(372.7)
Treasury stock balance at end of period	(2,191.5)	(2,831.0)	(2,191.5)	(2,831.0)
RETAINED EARNINGS:
Balance at beginning of period	6,459.4	7,181.0	6,839.6	7,033.5
Net earnings	1,107.6	896.7	3,027.0	2,582.9
Dividends declared and paid, common stock, per share, 2025- $2.20, 2024– $1.40	(643.3)	(468.8)	(1,754.0)	(1,087.3)
Dividends paid in common stock	(807.8)	(466.1)	(2,000.3)	(1,391.7)
Other activity	—	—	3.7	5.3
Balance at end of period	6,116.0	7,142.8	6,116.0	7,142.8
ACCUMULATED OTHER COMPREHENSIVE LOSS:
Balance at beginning of period	(2.2)	(8.0)	(2.2)	(8.0)
Other comprehensive income (loss)	—	—	—	—
Balance at end of period	(2.2)	(8.0)	(2.2)	(8.0)
STOCKHOLDERS’ EQUITY, end of period	10,449.9	8,921.0	10,449.9	8,921.0
NON-CONTROLLING INTEREST, beginning of period	68.6	67.7	66.6	63.1
Net earnings	3.3	3.1	9.7	9.5
Distributions paid	(4.9)	(2.4)	(9.2)	(4.2)
NON-CONTROLLING INTEREST, end of period	67.0	68.4	67.0	68.4
TOTAL EQUITY, end of period	$10,516.9	$8,989.4	$10,516.9	$8,989.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”) is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of September 30, 2025, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper, a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of September 30, 2025 and the results of operations, comprehensive income, cash flows and changes in equity for the three and nine months ended September 30, 2025 and 2024. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. The December 31, 2024 balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2024 and notes included in the Company’s 2024 annual report on Form 10-K.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows (in millions):

	At September 30,	At December 31,
	2025	2024
Trading securities	$575.8	$245.2
Weighted average interest rate	4.4%	4.7%

Available-for-sale	$0.1	$0.2
Weighted average interest rate	0.9%	0.9%
Total	$575.9	$245.3

Trading securities consisted of bonds issued by public companies and were publicly traded. Each financial instrument was independent of the others. The Company had the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and as of September 30, 2025, and December 31, 2024, included asset and mortgage-backed obligations. As of September 30, 2025 and December 31, 2024, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes trading investment activity (in millions):

	Three months ended				Nine months ended
	September 30,				September 30,
	2025		2024		2025		2024
Trading:
Interest earned		$13.6		$8.0		$20.0		$18.6
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)	$	(*)	$	(*)

(*) Less than $0.1 million.

NOTE 3 — INVENTORIES:

Inventories were as follows:

	At September 30,	At December 31,
(in millions)	2025	2024
Inventory, current:
Metals at average cost:
Finished goods	$59.9	$55.9
Work-in-process	321.5	343.8
Ore stockpiles on leach pads	228.0	217.2
Supplies at average cost	421.9	431.9
Total current inventory	$1,031.3	$1,048.9
Inventory, long-term:
Ore stockpiles on leach pads	$1,148.3	$1,145.8

During the nine-month periods ended September 30, 2025 and 2024, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $186.7 million and $189.8 million, respectively. Leaching inventories recognized in cost of sales amounted to $173.5 million and $174.1 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the nine-month periods ended September 30, 2025 and 2024 consisted of (in millions):

	2025	2024
Statutory income tax provision	$1,451.1	$1,298.7
Peruvian royalty	49.9	45.5
Mexican royalty	151.3	116.3
Peruvian special mining tax	76.1	68.1
Total income tax provision	$1,728.4	$1,528.6

Effective income tax rate	36.4%	37.2%

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

Peruvian royalty and special mining tax: The Company has accrued $126.0 million and $113.6 million of royalty charge and special mining tax as part of the income tax provision for the first nine months of 2025 and 2024, respectively.

Mexican mining royalty: The Company has accrued $151.3 million and $116.3 million of royalty taxes as part of the income tax provision for the first nine months of 2025 and 2024, respectively. The increase in 2025 over 2024 is partially attributable to the increase in the mining royalty rate, and increased sales due to the impact of metal prices. As previously reported, effective January 1, 2025, the rates for the mining royalty and the additional royalty increased from 7.5% to 8.5%, and from 0.5% to 1%, respectively.

Accounting for uncertainty in income taxes: In the first nine months of 2025, the Company made payments for uncertain tax positions of $35.4 million in the Peruvian jurisdiction to avoid potential further interest and penalties related to the 2018 tax year, which is still open, and $6.1 million in the Mexican jurisdiction. The Company also recorded current and non-current liabilities for the Peruvian jurisdiction that increased the tax expense by approximately $21.3 million and decreased the tax expense in the Mexican jurisdiction by $3.3 million. The Company has a net current liability of $22.1 million in the Peruvian jurisdiction, which represents anticipated cash payments within the next 12 months.

U.S. Tax Law updates:

On July 4, 2025, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” (the “Act”) – and commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. The Act includes changes to both international and domestic tax provisions but did not change the overall corporate tax rate. The Act reduces the deduction percentages for some income inclusions as well as foreign income taxes deemed paid, and limits the deductions that are allocated and apportioned to the foreign tax credit limitation within the Global Intangible Low-Taxed Income (“GILTI”) renamed Net CFC Tested Income (“NCTI”). The Act increases the Base Erosion and Anti-Abuse Tax (“BEAT”) rate. The Act makes changes to the foreign tax credit provisions regarding the allocation and apportionment of expenses, the treatment of certain dividends, and the inclusion of income from Controlled Foreign Corporations (CFC’s). For calendar year companies, the Act must be recognized in the financial statements in the current quarter, which is the period of enactment. There was no material impact from the tax law changes on the financial statements of the Company.

Pillar Two (Organization for Economic Co-operation and Development “OECD”) updates: Large multinational businesses with more than €750 million in total revenue must pay a minimum effective tax rate under Pillar Two of 15% on taxable income arising in each jurisdiction where they operate. Certain provisions of Pillar Two took effect January 1, 2024, while others went into effect January 1, 2025. If jurisdictions want to implement Pillar Two, they will need to do so through domestic legislation. The countries in which the Company has significant operations have yet to enact Pillar Two into law and have not formally announced plans to implement these rules. Currently there is no impact to Southern Copper, but the Company will continue to monitor these developments and analyze any potential impact that Pillar Two may have on future results.

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

Receivable and payable balances with related parties are shown below (in millions):

	At September 30,	At December 31,
	2025	2024
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$6.4	$7.1
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	(*)	(*)
Ferrocarril Mexicano, S.A. de C.V.	(*)	(*)
Mexico Generadora de Energia S. de R.L. ("MGE")	6.3	5.4
Mexico Compania Constructora S.A de C.V.	(*)	(*)

Related to the controlling group:
Empresarios Industriales de Mexico, S.A. de C.V.	1.4	0.9
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.2	—
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
	$14.5	$13.5

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO	$10.3	$6.0
Asarco LLC	50.7	6.0
Eolica El Retiro, S.A.P.I. de C.V.	1.9	0.4
Ferrocarril Mexicano, S.A. de C.V.	6.2	2.9
Grupo Mexico Servicios	5.6	4.3
MGE	37.4	15.9
Mexico Compania Constructora S.A de C.V.	9.1	8.0
Parque Eolico de Fenicias, S. de R.L. de C.V.	7.0	2.6
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	2.5	2.1
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.4	0.5
Mextransport	0.3	0.1
Operadora de Cinemas, S.A. de C.V.	0.2	0.4
	$131.6	$49.2

(*) Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the nine-month periods ended September 30, 2025 and 2024 (in millions):

	2025	2024
Purchase activity
Asarco LLC	$49.9	$3.7
Eolica El Retiro, S.A.P.I. de C.V.	2.6	4.4
Ferrocarril Mexicano, S.A. de C.V.	35.6	37.2
Grupo Mexico Servicios	15.1	15.1
AMMINCO	7.5	7.5
MGE	161.9	123.4
Mexico Compania Constructora S.A. de C.V.	36.2	58.0
Parque Eolico de Fenicias, S. de R.L. de C.V.	30.3	4.6
Grupo Mexico Servicios de Ingenieria S. A. de C.V.	11.0	13.3
Total purchases	$350.1	$267.2
Sales activity
Asarco LLC	$40.4	$27.0
AMMINCO	0.1	0.1
Ferrocarril Mexicano, S.A. de C.V.	—	(*)
MGE	42.6	24.0
Total sales	$83.1	$51.1

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

In the first nine months of 2025, the Company did not make donations to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations. In the same period of 2024, the Company donated $1.9 million to this organization.

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

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE supplies some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. In the first nine months of 2025, MGE supplied approximately 11.8% of its power output to third-party energy users, compared to 8.0% in the same period of 2024.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro, S.A.P.I. de C.V. (“Eolica el Retiro”). Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (“IMMSA”) and other subsidiaries of Grupo Mexico in the third quarter of 2014. In the first nine months of 2025, Eolica El Retiro supplied approximately 20.9% of its power output to IMMSA and Mexcobre, compared to 30.9% in the same period of 2024.

In 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V. (“Parque Eolico de Fenicias”), an indirect subsidiary of Grupo Mexico, located in Nuevo Leon, Mexico. This contract commits to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement started in the third quarter of 2024. In the first nine months of 2025, Parque Eolico de Fenicias supplied approximately 90.2% of its power output to IMMSA.

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

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the nine-month periods ended September 30, 2025 and 2024 (in millions):

	2025	2024
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.5	$0.4
Mextransport	1.8	2.1
Operadora de Cinemas S.A. de C.V.	0.1	0.2
Total purchases	$2.4	$2.7

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$0.1
Empresarios Industriales de Mexico, S.A. de C.V.	0.3	0.3
Mextransport	1.7	1.8
Operadora de Cinemas S.A. de C.V.	0.1	0.1
Total sales	$2.2	$2.3

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

NOTE 7 — LEASES:

The Company has operating leases for power generating facilities, vehicles and properties. The Company recognizes leasing expenses for these leases on a straight-line basis over the lease term. Some of the Company’s leases include both lease and non-lease components which are accounted for separately. The Company’s leases have remaining lease terms of less than one year to seven years, and do not include options to extend the leases. The Company’s lease agreements do not contain options to purchase the leased assets or to terminate the leases before the expiration date. In addition, the Company’s lease contracts have no material residual value guarantees or material restrictive covenants. As none of the Company’s leases stipulate an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The weighted average of the remaining lease term for the Company’s leases is approximately six years, and the weighted average discount rate for these leases is 5.01%.

The operating lease expense recognized in the nine-month periods ended September 30, 2025 and 2024 was classified as follows (in millions):

Classification	2025	2024
Cost of sales (exclusive of depreciation, amortization and depletion)	$83.5	$77.4
Selling, general and administrative	0.1	0.1
Exploration	0.1	0.1
Total lease expense	$83.7	$77.5

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2025	$29.1
2026	116.2
2027	115.7
2028	115.2
2029	113.2
After 2029	317.3
Total lease payments	$806.7
Less: interest on lease liabilities	(123.3)
Present value of lease payments	$683.4

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

During the nine months of 2025, the Company adjusted its estimate for the asset retirement obligation for its Mexican operations, mainly due to a detailed review of the closing activities required and an update to life-of-mine plans for the Buenavista operations. The effect of this change was a decrease in the asset retirement obligation to the order of $106.7 million, reducing the asset retirement asset by $48.8 million and the difference of $57.9 million was recorded as a reduction in cost of goods sold.

The following table summarizes the asset retirement obligation activity for the nine-month periods ended September 30, 2025 and 2024 (in millions):

	2025	2024
Balance as of January 1	$546.1	$612.6
Changes in estimates	(106.7)	(12.3)
Accretion expense	18.2	21.3
Balance as of September 30,	$457.7	$621.6

NOTE 9 — BENEFIT PLANS:

Post retirement defined benefit plans:

The Company’s Mexican subsidiaries have a defined contribution pension plan for salaried employees and a non-contributory defined benefit pension plan for union employees. On July 24, 2025, the Board of Directors of the Company authorized the termination of the non-contributory defined benefit pension plan covering former salaried employees in the United States and certain former expatriate employees in Peru. This termination will be effective December 1, 2025.

The components of net periodic benefit costs for the nine-month periods ended September 30, 2025 and 2024 are as follows (in millions):

	Nine months ended
	September 30,
(in millions)	2025	2024
Service cost	$1.9	$1.9
Interest cost	2.8	2.8
Expected return on plan assets	(5.5)	(4.7)
Amortization of prior service cost / (credit)	0.1	0.2
Amortization of net loss/(gain)	0.1	0.3
Net periodic (benefit) cost	$(0.6)	$0.5

Post-retirement health care plans:

In Mexico, health services are provided by the Mexican Institute of Social Security.

The components of net periodic benefit cost for the nine-month periods ended September 30, 2025 and 2024 are as follows (in millions):

	Nine months ended September 30,
(in millions)	2025	2024
Interest cost	$1.6	$1.5
Amortization of net loss (gain)	—	—
Amortization of prior service cost/ (credit)	(*)	(*)
Net periodic benefit cost	$1.6	$1.5

(*) Less than $0.1 million.

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

Environmental capital investments in the nine-month periods ended September 30, 2025 and 2024 were as follows (in millions):

	2025	2024
Peruvian operations	$16.0	$3.5
Mexican operations	142.6	133.2
	$158.6	$136.8

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defined new AQS for daily sulfur dioxide in the air. As of September 30, 2025, the Company reported a daily average level of µg/m3 of SO2, which falls below the AQS requirement.

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

Litigation matters:

Peruvian operations:

The Tia Maria Mining Project

There are seven lawsuits filed against the Peruvian Branch of the Company related to the Tia Maria project. The lawsuits seek (i) to declare null and void the resolution that approved the Environmental Impact Assessment of the project; (ii) the cancellation of the project and the withdrawal of mining activities in the area; (iii) to annul the mining concession application for the Tia Maria project; (iv) to annul the resolution that approved the construction license; (v) to suspend construction work on the project; and (vi) to declare the expiration of the Environmental Impact Assessment. The lawsuits were filed by Messrs. Ernesto Mendoza Padilla (filed May 26, 2015), Juan Alberto Guillen Lopez (filed June 18, 2015), Junta de Usuarios del Valle del Tambo (filed April 30, 2015), Gobierno Regional de Arequipa (filed December 16, 2019), Municipalidad Distrital de Dean Valdivia (filed January 24, 2020), Cristhian Torres Quispe et al. (filed March 20, 2025) and Juan Miguel Meza Igme et al. (filed March 28, 2025).

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

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of September 30, 2025, the case was pending resolution.

The Guillen Lopez case is currently before the lower court. Oral arguments took place on July 19, 2019. On January 7, 2020, the Judge decided to suspend the proceedings until the del Carpio Lazo case is concluded. On March 8, 2022, The Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On September 7, 2023, the Judge cancelled the suspension and declared the case ready for a resolution. On May 18, 2024, the Judge declared, once again, that the case was ready for resolution. As of September 30, 2025, the case was pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. In May 2016, the Company was included in the process after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazo case is concluded. On March 11, 2022, the Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On January 5, 2024, the Peruvian Branch reiterated its petition to continue the process given that a final decision has already been handed down in Carpio Lazo case. As of September 30, 2025, the case was pending resolution.

The Gobierno Regional de Arequipa case is currently before the Superior Court. The Company answered the complaint on September 15, 2020. On February 8, 2021, the Judge decided to suspend the proceeding until the del Carpio Lazo case was concluded. On March 24, 2022, the Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On March 28, 2022, the Judge cancelled the suspension. On May 24, 2022, the parties presented their closing arguments. On March 15, 2023, the Judge dismissed the lawsuit. The plaintiff missed the chance to appeal the ruling, therefore, the Judge declared the case had concluded in favor of the Peruvian Branch. On October 20, 2023, the Superior Court declared that the plaintiff had not been properly informed of the ruling and ordered issuance of a new notification of the First Instance ruling. The Superior Court instructed the First Instance Court to inform the Gobierno Regional de Arequipa that it must establish a new address to ensure proper notification. On April 16, 2024, the Gobierno Regional de Arequipa filed an appeal against the first instance decision. The Superior court notified the Company of the appeal, and the Peruvian Branch responded on June 10, 2024. On August 7, 2024, an oral hearing took place. On May 30, 2025, the Superior court vacated the ruling that dismissed the lawsuit and remanded for a new judgment. As of September 30, 2025, the case was pending resolution.

The Municipalidad Distrital de Dean Valdivia case is currently before the lower court. On August 17, 2022, the Company was formally notified of the lawsuit and answered the complaint on September 2, 2022. The Peruvian Branch informed the Court the result of the del Carpio Lazo case. As of September 30, 2025, the case was pending resolution.

The Torres Quispe case is currently before the lower court. On May 20, 2025, the Company was formally served with the lawsuit and filed and answered the complaint on June 2, 2025. On July 11, 2025, the Court ruled in favor of SPCC. The plaintiff filed an appeal. As of September 30, 2025, the case was pending resolution.

The Juan Miguel Meza Igme case is currently before the lower court. On August 28, 2025, SPCC was formally served with the lawsuit. On September 10, 2025, the Company answered the complaint. As of September 30, 2025, the case was pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against the Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where the Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization since 1995. Following a motion filed by the Peruvian Branch, the lower court included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. On July 2, 2022, the case was temporarily archived. On May 26, 2023, the Judge ordered termination of the proceeding due to the lack of interest of the plaintiff. On June 2, 2023, the plaintiff appealed the termination of the proceeding. On September 18, 2023, the Superior Court reversed the termination and ordered the Judge to continue the proceeding. As of September 30, 2025, the case was pending resolution.

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

Mexican operations:

The Accidental Spill at Buenavista Mine of 2014

Regarding the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of September 30, 2025.

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

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. The remaining three lawsuits are still pending: two were filed by Acciones Colectivas de Sinaloa, A.C. and one, by Defensa Colectiva, A.C.; requesting precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust. As of September 30, 2025, these cases remain in the same stage.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. On October 3, 2024, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by María Lourdes Martínez Navarro et al. As of September 30, 2025, all of these cases were pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. With regard to the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures. This public meeting will have no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, it has informed the corresponding Judge about its compliance with the resolution, in which BVC was required to implement additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, with six months granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions imposed. The foregoing does not impact BVC’s operations. Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of September 30, 2025, the remaining cases were pending resolution.

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

Labor matters:

Peruvian operations: 52.6% of the Company's 5,294 Peruvian employees were unionized as of September 30, 2025. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

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

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martin mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martin mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice. Such challenges were dismissed by the Supreme Court. Consequently, on September 6, 2021, the Federal Mediation and Arbitration Board issued a new resolution determining that, based on the documents submitted by the National Federation of Independent Unions and given the status of the strike until 2018, it was not possible to create a registry of workers holding a right to vote. Therefore, in case of a strike, any collective bargaining proceedings shall remain suspended. On June 9, 2023, the Federal Mediation and Arbitration Board, in a ruling that veered from its previous stance, did not recognize the common representatives of the coalition workers and consequently ruled that the agreement which such representatives had made with the Company to lift the strike in 2018 lacked validity. Notwithstanding, on June 14, 2023 the Federal Mediation and Arbitration Board handed down a ruling that terminated the strike and ordered workers to resume activities within 15 days. The Mining Union filed a protective action (Amparo) against this resolution, which is pending resolution as of September 30, 2025.

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

The Company´s operations at the San Martin unit continue to evolve normally and the conflict is expected to be resolved in accordance with the legal framework set by labor authorities; any actions taken will respect the will of the workers

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of September 30, 2025, the case was pending resolution without further developments.

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

In 2021, the Company signed social agreements with the Michiquillay and La Encañada communities. In addition, in October 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed environmental impact study for the project. In the last quarter of 2022, the Company informed MINEM that exploration activities had begun and that it initiated an in-depth assessment of existing mineral resources. In 2023, in accordance with the social agreements with the Michiquillay and La Encañada communities, the Company has hired unskilled labor and is paying for the use of surface land. The Company is supporting social programs in both communities. Additionally, the geological information obtained from drilling programs have been used by the Company to develop the models required to estimate the deposit’s mineral resources. A conceptual study is ongoing to determine the best location for a conventional and/or filtered tailings storage facility. Hydrological, hydrogeological, and geotechnical studies are also being conducted.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $128.0 million as of September 30, 2025). In relation to this commitment, the Company has completed the construction of a school with an investment of S/18.8 million (approximately $5.4 million as of September 30, 2025) and agricultural infrastructure projects and studies with an investment of S/112.4 million (approximately $32.3 million as of September 30, 2025). Among the most important projects are the construction of the Cularjahuira dam for S/15.6 million (approximately $4.5 million as of September 30, 2025) and the engineering study for the Callazas dam for S/2.6 million (approximately $0.7 million as of September 30, 2025). Additionally, the Company has committed S/60.6 million (approximately $17.4 million as of September 30, 2025) to basic infrastructure projects, including a drinking water project for S/9.6 million (approximately $2.8 million as of September 30, 2025).

As the Toquepala expansion project was completed, the Company believes that these commitments constitute present obligations and consequently recorded a liability of $29.4 million as other liabilities as of September 30, 2025 in its condensed consolidated financial statements.

In addition, the Company has allocated S/102.1 million (approximately $29.4 million as of September 30, 2025) for the construction of a high-achievement school, and has committed S/ 67.9 million (approximately $19.5 million as of September 30, 2025) in four infrastructure projects in the Tacna region under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs to determine how the Company can contribute to sustainable development in the region. Although the development roundtable is not currently meeting, during previous sessions it discussed the possibility of creating a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $287.7 million as of September 30, 2025). While the final funding agreement has yet to be signed, the Company has already committed to contributing S/258.9 million (approximately $74.5 million as of September 30, 2025) to different projects, including S/108.8 million (approximately $31.3 million as of September 30, 2025) to fund an educational project for which S/108.4 million (approximately $31.2 million as of September 30, 2025) has already been invested; this project already has approved resolutions from the provinces of Ilo and Sánchez Cerro. Additionally, construction of the treatment plant in Ilo continues, which entails a total investment of S/105.5 million (approximately $30.4 million as of September 30, 2025). As of September 30, 2025, the project had advanced 58%. On the education front, S/18.2 million (approximately $5.2 million as of September 30, 2025) has been executed to build three schools in Moquegua, and S/5.4 million (approximately $1.6 million as of September 30, 2025) has been committed for two additional schools and for scholarship funding in Moquegua. On the agricultural front, S/6.9 million (approximately $2.0 million as of September 30, 2025) has been invested to develop two infrastructure projects.

In addition, in the last three years, the Company has allocated S/228.0 million (approximately $65.6 million as of September 30, 2025) to build three educational infrastructure projects and one basic sanitation project, and has allocated S/3.9 million (approximately $1.1 million as of September 30, 2025) to conduct pre-investment studies in the Moquegua region, all under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Apurimac Region: The Company has allocated S/84.7 million (approximately $24.4 million as of September 30, 2025) to build two educational infrastructure projects under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Arequipa Region: The Company has allocated S/110.2 million (approximately $31.7 million as of September 30, 2025) to build two educational infrastructure projects and S/6.3 million (approximately $1.8 million as of September 30, 2025) to finance previous studies for infrastructure projects, under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Cajamarca Region: The Company has allocated S/0.7 million (approximately $0.2 million as of September 30, 2025) to finance the pre-investment studies of a health project under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

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

Corporate operations:

Commitment for capital projects

As of September 30, 2025, the Company had committed approximately $1,026.3 million to capital investment project developments.

Tax contingency matters: Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 4 “Income taxes”).

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the nine-month periods ended September 30, 2025 and 2024 was as follows (in millions):

	2025	2024
Southern Copper common shares
Balance as of January 1,	$2,337.3	$2,766.7
Dividends paid in common stock	(540.3)	(308.1)
Used for corporate purposes	(0.2)	(0.3)
Balance as of September 30,	1,796.8	2,458.3

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	363.4	382.3
Other activity, including dividend, interest and foreign currency translation effect	31.4	(9.6)
Balance as of September 30,	394.7	372.7
Treasury stock balance as of September 30,	$2,191.5	$2,831.0

Common Stock:

Dividends paid in common stock:

On February 27, 2025, the Company paid a dividend of 0.0073 shares per common share, which represented a reduction of 5,769,600 shares of common stock in treasury for a total of $143.2 million.

On May 19, 2025, the Company paid a dividend of 0.0099 shares per common share, which represented a reduction of 7,881,820 shares of common stock in treasury for a total of $195.6 million.

On September 4, 2025, the Company paid a dividend of 0.0101 shares per common share, which represented a reduction of 8,120,705 shares of common stock in treasury for a total of $201.5 million.

As of September 30, 2025 and December 31, 2024, 72,404,256 and 94,185,981 shares of SCC’s common stock were in Treasury, respectively.

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

For the first nine months of 2025 and 2024, the stock-based compensation expense associated with the Plan totaled $0.9 million and $1.3 million, respectively.

The activity of the Plan for the nine-month periods ended September 30, 2025 and 2024 was as follows:

	2025	2024
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(444,400)	(428,800)
Granted in the period	(9,600)	(12,400)
Total shares granted at September 30,	(454,000)	(441,200)
Remaining shares reserved	146,000	158,800

Parent Company common shares:

Total common shares of Grupo Mexico held by the treasury stood at 54,573,017 and 61,972,864 as of September 30, 2025 and December 31, 2024, respectively.

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

The stock based compensation expense for the nine-month periods ended September 30, 2025 and 2024 and the unrecognized compensation expense under this plan were as follows (in millions):

	2025	2024
Stock based compensation expense	$0.5	$0.5
Unrecognized compensation expense	$0.7	$1.2

The following table presents the stock award activity of this plan for the nine-month periods ended September 30, 2025 and 2024:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2025	1,901,089	$1.86
Granted	—	—
Exercised	(617,756)	$1.86
Forfeited	—	—
Outstanding shares at September 30, 2025	1,283,333	$1.86
Outstanding shares at January 1, 2024	1,962,936	$1.86
Granted	—	—
Exercised	(49,470)	$1.86
Forfeited	—	—
Outstanding shares at September 30, 2024	1,913,466	$1.86

2025 Plan: In April 2025, the Company offered a new stock purchase plan (the “New Employee Stock Purchase Plan”) to eligible employees through a trust that acquires series B shares of Grupo Mexico stock for sale to its employees, and employees of subsidiaries, and certain affiliated companies. The purchase price was established at 92.52 Mexican pesos (approximately $4.51) for the initial subscription, which expires in April 2033. Every two years employees will be able to acquire title to 50% of the shares paid in the previous two years. The employees will pay for shares purchased through monthly payroll deductions over the eight-year period of the plan. At the end of the eight-year period, the Company will grant the participant a bonus of 1 share for every 10 shares purchased by the employee. Any future subscription will be at the average market price at the date of acquisition or the grant date.

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

The following table presents the stock award activity of this plan for the nine-month period ended September 30, 2025:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2025	—	—
Granted	2,514,986	$4.51
Exercised	—	—
Forfeited	—	—
Outstanding shares at September 30, 2025	2,514,986	$4.51

The stock-based compensation expense and the unrecognized compensation expense under this plan for the nine-month periods ended September 30, 2025 and 2024 were as follows (in millions):

	2025	2024
Stock based compensation expense	$0.3	$—
Unrecognized compensation expense	$4.2	$—

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan to certain members of its executive management; to executive management at its subsidiaries; and to certain affiliated companies. Under this plan, participants will receive cash incentive bonuses to purchase shares of Grupo Mexico, which are deposited in a trust.

Non-controlling interest:

The following table presents the non-controlling interest activity for the nine-month periods ended September 30, 2025 and 2024 (in millions):

	2025	2024
Balance as of January 1,	$66.6	$63.1
Net earnings	9.7	9.5
Dividend paid	(9.2)	(4.2)
Balance as of September 30,	$67.0	$68.4

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (excluding accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table, which provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024 (in millions):

	At September 30, 2025		At December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:

Current portion of long-term debt level 1	$—	$—	$499.8	$498.4

Long-term debt level 1	6,698.3	6,825.4	5,707.3	$5,653.6
Long-term debt level 2	51.2	80.7	51.2	53.1
Total long-term debt	$6,749.4	$6,906.1	$5,758.5	$5,706.7

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of September 30, 2025 and December 31, 2024 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$575.8	$575.8	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	—	—	—	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	1,248.2	1,248.2	—	—
Molybdenum	425.4	425.4	—	—
Zinc	46.5	46.5	—	—
Total	$2,296.0	$2,295.9	$0.1	$—

(*) Less than $0.1 million

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$245.2	$245.2	$—	$—
—Available-for-sale debt securities:
Asset backed securities	—	—	—	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	589.5	589.5	—	—
Molybdenum	274.5	274.5	—	—
Total	$1,109.3	$1,109.2	$0.1	$—

The Company’s short-term trading securities investments were classified as Level 1 because they were valued using quoted prices of the same securities as they consisted of bonds issued by public companies and were publicly traded. The Company’s short-term available-for-sale investments are classified as Level 2 because they are valued using quoted prices for similar investments.

The Company’s accounts receivables associated with provisionally priced copper sales are valued using quoted market prices based on the forward price on the LME or on the COMEX. Such value is classified within Level 1 of the fair value hierarchy. Molybdenum prices are established by reference to the publication Platts Metals Week and are considered Level 1 in the fair value hierarchy. The Company’s accounts receivables associated with provisionally priced zinc sales are valued using quoted market prices based on the forward price on the LME and are considered Level 1 in the fair value hierarchy.

NOTE 13 — REVENUE:

The Company’s net sales were $3,377.3 million and $9,550.2 million in the three and nine-month periods ended September 30, 2025, compared to $2,930.9 million and $8,649.0 million in the same periods of 2024. The geographic breakdown of the Company’s sales is attributed to countries based on location of customer, and is summarized as follows (in millions):

	Three Months Ended September 30, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$795.6	$181.2	$—	$976.8	$(69.1)	$907.7
United States	384.0	—	80.6	464.7	—	464.7
Peru	—	0.1	207.6	207.7	0.1	207.8
Brazil	—	8.4	92.4	100.8	—	100.8
Chile	—	—	157.7	157.7	—	157.7
Other American countries	11.8	—	8.3	20.2	—	20.2
Europe:
Switzerland	290.0	5.8	178.4	474.2	—	474.2
Italy	—	4.1	65.4	69.5	—	69.5
Spain	137.6	—	74.3	212.0	—	212.0
Other European countries	34.2	0.3	142.0	176.5	—	176.5
Asia:
China	209.6	—	87.5	297.1	—	297.1
Singapore	(0.7)	—	108.1	107.5	—	107.5
Japan	63.3	—	84.0	147.3	—	147.3
Other Asian countries	19.3	—	15.1	34.3	—	34.3
Total	$1,944.9	$199.8	$1,301.6	$3,446.3	$(69.0)	$3,377.3

	Three Months Ended September 30, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$694.0	$138.2	$8.6	$840.8	$(44.9)	$795.9
United States	281.1	0.4	134.8	416.3	—	416.3
Peru	—	1.7	169.0	170.7	(1.8)	169.0
Brazil	—	8.2	113.1	121.3	—	121.3
Chile	—	—	117.0	117.0	—	117.0
Other American countries	11.6	—	6.6	18.2	—	18.2
Europe:
Switzerland	180.4	24.9	195.5	400.9	—	400.9
Italy	—	7.6	86.3	93.9	—	93.9
Spain	97.8	—	22.3	120.2	—	120.2
Other European countries	(1.6)	3.7	166.5	168.7	—	168.7
Asia:
China	251.1	0.1	51.8	303.0	—	303.0
Singapore	20.2	(*)	28.4	48.5	—	48.5
Japan	57.1	—	86.0	143.1	—	143.1
Other Asian countries	10.9	—	4.1	15.0	—	15.0
Total	$1,602.7	$184.9	$1,189.9	$2,977.6	$(46.6)	$2,930.9

(*) Less than $0.1 million.

	Nine Months Ended September 30, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$2,235.5	$468.1	$0.2	$2,703.8	$(178.3)	$2,525.5
United States	947.6	0.2	281.9	1,229.8	—	1,229.8
Peru	—	1.0	645.4	646.4	(0.9)	645.5
Brazil	—	23.9	376.3	400.2	—	400.2
Chile	—	—	399.4	399.4	—	399.4
Other American countries	34.2	—	18.3	52.5	—	52.5
Europe:
Switzerland	731.3	26.5	534.3	1,292.1	—	1,292.1
Italy	—	13.2	274.5	287.7	—	287.7
Spain	382.9	—	151.8	534.7	—	534.7
Other European countries	37.9	1.5	408.8	448.2	—	448.2
Asia:
China	714.5	—	99.0	813.5	—	813.5
Singapore	41.1	—	157.6	198.6	—	198.6
Japan	270.5	—	364.3	634.8	—	634.8
Other Asian countries	53.4	—	34.1	87.5	—	87.5
Total	$5,449.0	$534.6	$3,745.8	$9,729.4	$(179.2)	$9,550.2

	Nine Months Ended September 30, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$1,939.9	$365.5	$25.8	$2,331.2	$(119.2)	$2,212.0
United States	878.7	2.4	237.0	1,118.1	—	1,118.1
Peru	—	20.7	503.2	523.8	(20.9)	502.9
Brazil	—	30.2	357.0	387.2	—	387.2
Chile	—	—	343.3	343.3	—	343.3
Other American countries	32.3	—	17.9	50.2	—	50.2
Europe:
Switzerland	494.5	65.6	444.4	1,004.5	—	1,004.5
Italy	(*)	20.1	270.0	290.1	—	290.1
Spain	339.4	—	68.0	407.4	—	407.4
Other European countries	86.0	9.1	406.0	501.1	—	501.1
Asia:
China	761.4	3.6	221.7	986.7		986.7
Singapore	83.5	(0.6)	99.3	182.1	—	182.1
Japan	138.4	—	432.2	570.6	—	570.6
Other Asian countries	53.0	—	39.7	92.7	—	92.7
Total	$4,807.2	$516.6	$3,465.4	$8,789.1	$(140.1)	$8,649.0

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three and nine-month periods ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$1,441.0	$36.3	$998.1	$2,475.5	$(28.2)	$2,447.2
Molybdenum	229.4	—	205.5	434.9	—	434.9
Silver	139.9	73.9	68.2	282.0	(31.8)	250.2
Zinc	68.4	65.7	—	134.1	(7.6)	126.5
Other	66.2	23.8	29.7	119.8	(1.3)	118.5
Total	$1,944.9	$199.8	$1,301.6	$3,446.3	$(69.0)	$3,377.3

	Three Months Ended September 30, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$1,284.1	$26.9	$968.1	$2,279.0	$(18.0)	$2,261.0
Molybdenum	153.3	—	143.5	296.8	—	296.8
Silver	85.7	48.3	40.4	174.4	(22.7)	151.7
Zinc	28.5	89.3	—	117.8	(4.8)	113.0
Other	51.2	20.4	38.0	109.6	(1.1)	108.4
Total	$1,602.7	$184.9	$1,189.9	$2,977.6	$(46.6)	$2,930.9

	Nine Months Ended September 30, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$4,139.3	$94.0	$2,973.4	$7,206.6	$(67.9)	$7,138.7
Molybdenum	586.0	—	504.1	1,090.1	—	1,090.1
Silver	355.8	184.0	168.2	708.0	(79.4)	628.6
Zinc	194.4	195.4	—	389.8	(28.8)	361.0
Other	173.6	61.2	100.1	334.9	(3.1)	331.8
Total	$5,449.0	$534.6	$3,745.8	$9,729.4	$(179.2)	$9,550.2

	Nine Months Ended September 30, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$3,837.3	$96.2	$2,798.8	$6,732.3	$(60.9)	$6,671.4
Molybdenum	511.2	—	438.4	949.6	—	949.6
Silver	243.8	136.0	111.4	491.2	(70.7)	420.5
Zinc	77.6	224.7	—	302.2	(4.3)	298.0
Other	137.3	59.8	116.7	313.8	(4.1)	309.7
Total	$4,807.2	$516.6	$3,465.4	$8,789.1	$(140.1)	$8,649.0

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated

As of September 30, 2025:
Trade receivables	$1,027.4	$57.4	$634.7	$1,719.4	$—	$1,719.4
Related parties, current	23.1	23.0	0.0	46.2	(31.7)	14.5

As of December 31, 2024:
Trade receivables	$623.0	$59.7	$506.9	$1,189.6	$—	$1,189.6
Related parties, current	39.7	25.1	1.3	66.2	(52.7)	13.5

As of September 30, 2025, the Company has long-term contracts with promises to deliver the following products in 2025:

Copper concentrates (in tonnes)	210,000
Copper cathodes (in tonnes)	48,000
Molybdenum concentrates (in tonnes)	24,647
Sulfuric acid (in tonnes)	301,593

Provisionally priced sales: As of September 30, 2025, the Company has recorded provisionally priced sales of copper and zinc at average forward prices per pound, and molybdenum at the September 30, 2025 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) copper prices, LME zinc prices and Dealer Oxide molybdenum prices in the future month of settlement.

The following are the provisionally priced copper, molybdenum and zinc sales outstanding as of September 30, 2025:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	268.3	4.65	October 2025 through February 2026
Molybdenum	17.0	24.98	October 2025 through January 2026
Zinc	34.3	1.35	October 2025 through December 2025

The provisional sales price adjustment included in accounts receivable and net sales as of September 30, 2025 incorporates positive adjustments of $58.4 million for copper, $20.7 million for molybdenum and $7.9 million for zinc.

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

Financial information relating to Southern Copper Corporation’s segments is as follows:

	Three Months Ended September 30, 2025
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$1,905.2	$170.5	$1,301.6	$3,377.3	$—	$3,377.3
Intersegment sales	39.6	29.3	—	69.0	(69.0)	0.0
Cost of sales (exclusive of depreciation, amortization and depletion)	763.2	126.0	539.8	1,429.0	(72.1)	1,356.8
Selling, general and administrative	18.3	3.2	10.6	32.1	1.6	33.7
Depreciation, amortization and depletion	98.6	21.6	75.8	196.0	11.8	207.8
Exploration	1.9	2.7	4.8	9.4	0.8	10.2
Operating income	$1,062.8	$46.3	$670.7	$1,779.8	$(11.0)	1,768.8
Less:
Interest, net						(43.5)
Other income (expense)						(1.1)
Income before income taxes						$1,724.1
Capital investment	$164.5	$33.5	$146.7	$344.7	$4.4	$349.2
Property and mine development, net	$4,849.3	$782.8	$3,855.1	$9,487.2	$515.0	$10,002.1
Total assets	$9,013.3	$1,290.1	$5,564.9	$15,868.3	$4,463.5	$20,331.8

	Three Months Ended September 30, 2024
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$1,596.7	$144.3	$1,189.9	$2,930.9	$—	$2,930.9
Intersegment sales	6.0	40.6	—	46.6	(46.6)	0.0
Cost of sales (exclusive of depreciation, amortization and depletion)	612.7	123.2	543.9	1,279.8	(56.8)	1,223.1
Selling, general and administrative	17.1	3.2	9.1	29.4	1.8	31.2
Depreciation, amortization and depletion	105.4	19.3	79.9	204.6	8.5	213.1
Exploration	1.3	2.6	7.3	11.2	2.0	13.2
Operating income	$866.2	$36.6	$549.7	$1,452.5	$(2.2)	1,450.3
Less:
Interest, net						(44.8)
Other income (expense)						21.2
Income before income taxes						$1,426.7
Capital investment	$145.2	$30.2	$67.2	$242.6	$3.7	$246.4
Property and mine development, net	$4,852.6	$784.9	$3,776.5	$9,414.0	$513.1	$9,927.1
Total assets	$8,975.0	$1,196.6	$5,473.9	$15,645.5	$2,770.0	$18,415.5

	Nine Months Ended September 30, 2025
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$5,409.4	$395.0	$3,745.8	$9,550.2	$—	$9,550.2
Intersegment sales	39.6	139.5	—	179.2	(179.2)	0.0
Cost of sales (exclusive of depreciation, amortization and depletion)	2,081.9	372.1	1,637.8	4,091.8	(204.1)	3,887.7
Selling, general and administrative	52.3	9.0	29.3	90.6	7.3	97.9
Depreciation, amortization and depletion	292.8	62.2	246.4	601.5	36.3	637.7
Exploration	4.7	8.8	17.0	30.4	5.2	35.6
Operating income	$3,017.3	$82.5	$1,815.3	$4,915.1	$(23.8)	4,891.3
Less:
Interest, net						(127.6)
Other income (expense)						(17.2)
Income before income taxes						$4,746.6
Capital investment	$447.7	$78.8	$368.8	$895.3	$7.4	$902.7
Property and mine development, net	$4,849.3	$782.8	$3,855.1	$9,487.2	$515.0	$10,002.1
Total assets	$9,013.3	$1,290.1	$5,564.9	$15,868.3	$4,463.5	$20,331.8

	Nine Months Ended September 30, 2024
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$4,801.1	$382.5	$3,465.3	$8,649.0	$—	$8,649.0
Intersegment sales	6.0	134.0	—	140.1	(140.1)	0.0
Cost of sales (exclusive of depreciation, amortization and depletion)	1,870.3	362.8	1,544.6	3,777.8	(148.3)	3,629.6
Selling, general and administrative	52.3	9.1	28.2	89.6	6.4	96.0
Depreciation, amortization and depletion	307.7	56.7	241.1	605.5	26.2	631.7
Exploration	7.3	7.0	23.8	38.0	6.4	44.4
Operating income	$2,569.6	$80.9	$1,627.6	$4,278.1	$(30.8)	4,247.3
Less:
Interest, net						(154.7)
Other income (expense)						20.3
Income before income taxes						$4,112.9
Capital investment	$486.9	$91.5	$203.6	$782.0	$10.0	$792.0
Property and mine development, net	$4,852.6	$784.9	$3,776.5	$9,414.0	$513.1	$9,927.1
Total assets	$8,975.0	$1,196.6	$5,473.9	$15,645.5	$2,770.0	$18,415.5

NOTE 15 — EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in millions except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$1,110.9	$899.8	$3,036.7	$2,592.4
Less: Net income attributable to the non-controlling interest	3.3	3.1	9.7	9.5
Net income attributable to SCC	$1,107.6	$896.7	$3,027.0	$2,582.9

Weighted average common shares outstanding-basic and diluted	822.7	798.6	815.8	793.6

Basic and diluted net income per share:
Common shares-basic and diluted	$1.35	$1.12	$3.71	$3.25

On May 19, 2025, the Company paid a stock dividend of 0.0099 shares per common share. Additionally, on September 4, 2025, the Company paid a stock dividend of 0.0101 shares per common share. Earnings per share have been adjusted retroactively to reflect these changes in capital structure, in accordance with GAAP.

NOTE 16 — SUBSEQUENT EVENTS:

Dividends:

On October 23, 2025, the Board of Directors authorized a quarterly cash dividend of $0.90 per share of common stock and a stock dividend of 0.0085 shares of common stock per share of common stock, payable on November 28, 2025 to shareholders of record at the close of business on November 12, 2025.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $129.74, which is the average of the high and low share price on October 23, 2025.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the third quarter of 2025, 72.5% of our revenue came from the sale of copper; 12.9% from molybdenum; 7.4% from silver; 3.7% from zinc; and 3.5% from other products, including gold, sulfuric acid, and other materials.

●	Copper: In the third quarter of 2025, copper prices per pound reported a stronger performance, with the LME price increasing from $4.17 to $4.44 (+6.5%) and the COMEX price rising from $4.23 to $4.83 (+14.2%). Based on current supply and demand dynamics, which include the negative production effects that we are seeing in Indonesia and Chile, we are currently estimating a copper market deficit of 380,000 tonnes. Copper inventories worldwide were at the end of September at 609,000 tonnes. We estimate that this inventory currently covers approximately eight days of global demand.

Recent U.S. tariff policy changes have thus far had a limited impact on our results. As such, we are confident now that the long-term fundamentals of prices for copper and other metals will remain very positive.

●	Molybdenum: Accounted for 12.9% of our sales in the third quarter of 2025 and remains our most significant by-product. Prices for molybdenum averaged $24.3 per pound in the third quarter of 2025, compared to $21.68 in the same period of 2024, representing a 12.1% increase.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness, corrosion and heat resistance. New uses for this metal are associated with lubricants, sulfur filtering of heavy oils and shale gas production.

For 2026, we believe that prices will hold at the current level of about $20.00 per pound due to this metal’s properties and diverse applications in critical industries.

●	Silver: Represented 7.4% of our sales in the third quarter of 2025. We believe that silver prices will be supported by demand for industrial use and precious metals.

●	Zinc: Average zinc prices increased 1.6% in the third quarter of 2025 versus the same period of 2024. We believe zinc has strong long-term fundamentals, driven by sustained industrial demand, particularly in the construction and automotive sectors. Although current supply levels are stable, a forecasted reduction in mine production and the closing of key refineries suggest that supply will tighten over time. As demand continues to grow, this imbalance is expected to put upward pressure on prices in the long run. Zinc represented 3.7% of our sales in the third quarter of 2025.

●	Production: In 2025, we expect our copper production to reach 958,800 tonnes, a decrease of 2% over final production in 2024. Last year we drove our Pilares project to full capacity and we expect this project to contribute 32,400 tonnes of copper in 2025.

Regarding by-products, we expect to produce 174,700 tonnes of zinc from our mines, up 34% from 2024 production level. This growth will be driven by the production of our Buenavista Zinc concentrator (113,400 tonnes), which is operating fully dedicated to zinc production. We also expect to produce 30,000 tonnes of molybdenum in 2025, which represents an increase of 4% compared to 2024 production levels. For silver, we expect to produce 23 million ounces of this metal, an increase of 10% compared to last year’s production.

●	Capital Investments: In the third quarter of 2025, we spent $349.2 million on capital investments; this represented 31.4% of net income and an increase of 41.7% compared to the amount registered in the same period of 2024.

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

Earnings: The table below highlights key financial and operational data of our Company for the three and nine-month periods ended September 30, 2025 and 2024 (in millions, except copper price, percentages and per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Copper price LME	4.44	4.17	0.27	6.5%	4.33	4.14	0.19	4.6%
Copper price COMEX	4.83	4.23	0.60	14.2%	4.71	4.21	0.50	11.9%
Pounds of copper sold	516.5	535.9	(19.4)	(3.6)%	1,547.6	1,563.8	(16.2)	(1.0)%
Net sales	$3,377.3	$2,930.9	$446.4	15.2%	$9,550.2	$8,649.0	$901.2	10.4%
Operating income	$1,768.8	$1,450.3	$318.5	22.0%	$4,891.3	$4,247.3	$644.0	15.2%
Net income attributable to SCC	$1,107.6	$896.7	$210.9	23.5%	$3,027.0	$2,582.9	$444.0	17.2%
Earnings per share	$1.35	$1.12	$0.22	19.9%	$3.71	$3.25	$0.46	14.0%
Cash dividends paid	$0.80	$0.60	$0.20	33.3%	$2.20	$1.40	$0.80	57.1%
Stock dividends paid	$1.00	$0.60	$0.40	66.7%	$2.40	$1.80	$0.60	33.3%

Net sales in the third quarter of 2025 totaled $3,377.3 million, representing a 15.2% increase compared to the same period in 2024. An upswing in performance was mainly supported by increased sales volumes of molybdenum (+7.9%), silver (+21.9%), and zinc (+7.3%), along with higher prices for copper (+6.5% LME; +14.2% COMEX), molybdenum (+12.1%), silver (+34.4%) and zinc (+1.6%). This effect was partially offset by a decrease in copper sales volumes (-3.6%).

Net income attributable to SCC for the third quarter of 2025 reached $1,107.6 million, marking a 23.5% increase compared to the same period in 2024. Heightened performance was primarily supported by an increase in net sales

(+15.2%), which was mainly related to higher metal prices and was partially offset by higher operating costs (+8.6%), income taxes (+17.7%) and interest expenses (+9.9%).

Net sales for the nine months of 2025 increased 10.4% compared to the same period in 2024. This growth was driven by with increased sales volumes of molybdenum (+6.7%), silver (+16.6%) and zinc (+18.7%), along with higher prices for copper (+4.6% LME; +11.9% COMEX), molybdenum (+3.3%), silver (+29.2%) and zinc (+3.3%). These positive effects were slightly offset by a decrease in copper sales volume (-1.0%).

Net income attributable to SCC in the nine months of 2025 increased by 17.2% compared to the same period in 2024. This improvement was primarily driven by a 10.4% rise in sales and a 62.5% increase in interest income. These positive effects were partially offset by a 5.8% increase in operating costs, mainly related to variances in workers’ participation and purchased copper concentrates as well as a 13.1% increase in income taxes.

Production: The table below highlights our mine production data for the three and nine-month periods ended September 30, 2025 and 2024:

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Copper (in million pounds)	517.8	556.1	(38.3)	(6.9)%	1,574.3	1,620.2	(45.9)	(2.8)%
Molybdenum (in million pounds)	17.4	16.0	1.3	8.3%	51.8	48.5	3.3	6.7%
Silver (in million ounces)	6.2	5.3	0.9	16.4%	17.6	15.3	2.3	15.3%
Zinc (in million pounds)	100.3	68.5	31.8	46.3%	288.3	191.5	96.8	50.5%

The table below highlights our mine production data for the three and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper (in million pounds):	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Toquepala	131.2	143.4	(12.1)	(8.4)%	414.5	423.7	(9.2)	(2.2)%
Cuajone	85.2	90.2	(5.0)	(5.6)%	265.4	271.0	(5.6)	(2.1)%
La Caridad	69.7	64.4	5.4	8.4%	194.2	193.9	0.3	0.2%
Buenavista	226.0	253.0	(27.0)	(10.7)%	683.5	715.8	(32.4)	(4.5)%
IMMSA	5.7	5.1	0.5	10.2%	16.7	15.8	0.9	5.5%
Total mined copper	517.8	556.1	(38.3)	(6.9)%	1,574.3	1,620.2	(45.9)	(2.8)%

Third quarter: Copper mine production in the third quarter of 2025 stood at 517.8 million pounds, reflecting a 6.9% decrease compared to the same period of 2024. This decline was mainly attributed to lower production at Buenavista (-10.7%, which was attributable to lower ore grades and to the fact that the new concentrator was fully dedicated to zinc production); Toquepala (-8.4%; due to lower ore grades and recoveries); and Cuajone (-5.6%; due to lower ore grades). These effects were partially offset by higher production at La Caridad (+8.4%; driven by improved recoveries and increased SX-EW production) and at IMMSA (+10.2%; supported by higher ore grades and milling volume).

Molybdenum production increased 8.3% in the third quarter of 2025 compared to the same period of 2024. This growth was largely driven by improved production at our La Caridad (+24.2%) and Toquepala (+10.0%) mines, primarily due to higher ore grades. However, this performance was slightly offset by a decrease in production at our Buenavista (-8.7%) and Cuajone (-2.4%) operations, which was driven by lower ore grades and recoveries.

Silver mine production increased 16.4% in the third quarter of 2025 compared to the same period of 2024. This growth was mainly driven by higher production at our La Caridad (+44.7%), Buenavista (+37.5%) and IMMSA (+11.1%) operations. However, this positive performance was slightly offset by lower production at our Toquepala (-15.6%) and Cuajone (-2.2%) mines.

Zinc production increased 46.3% in the third quarter of 2025 compared to the same period in 2024. This significant growth was primarily driven by full-capacity operations at the Buenavista Zinc concentrator, which produced 30,086 tonnes of zinc (+108.2%) in the third quarter of 2025.

Nine months: Mined copper production in the nine months of 2025 was 1,574.3 million pounds, and represented a decrease of 2.8% compared to the same period of 2024. This decline was primarily attributable to lower production at Buenavista (-4.5%; due to lower ore grades and recoveries, and to the fact that the new concentrator was fully dedicated to zinc production. The aforementioned was partially offset by higher SX-EW output), Toquepala (-2.2%; due to lower ore grades and recoveries), Cuajone (-2.1%; due to lower ore grades) and La Caridad (-0.2%; due to lower milling volumes, which was partially offset by increased SX-EW production). The drop in mined copper production was slightly offset by higher production at our IMMSA operations (+5.5%; due to higher milling volumes and ore grades).

Molybdenum production increased 6.7% in the nine months of 2025 compared to the same period in 2024. This growth was mainly due to higher production at our La Caridad (+10.9%), Toquepala (+10.2%), and Buenavista (+0.3%) mines, reflecting an increase in ore grades. Growth, however, was slightly offset by a 1.4% decrease in production at the Cuajone mine.

Silver mine production increased 15.3% in the nine months of 2025, primarily due to higher production at our Buenavista (+36.9%), La Caridad (+17.9%), IMMSA (+10.6%) and Cuajone (+2.1%) operations. This growth was slightly offset by a decline in production at our Toquepala mine (-5.9%).

Zinc production increased 50.5% in the nine months of 2025. This growth was primarily driven by full-capacity operations at the Buenavista Zinc concentrator, which produced 86,313 tonnes (+128.3%) during the period.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three and nine-month periods ended September 30, 2025 and 2024:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Total operating cash cost before by‑product revenues	$1,102.8	$1,046.2	$56.6	5.4%	$3,231.2	$3,230.5	$0.7	0.0%
Total by‑product revenues	$(894.8)	$(639.3)	$(255.5)	40.0%	$(2,309.1)	$(1,887.9)	$(421.3)	22.3%
Total operating cash cost net of by‑product revenues	$208.1	$406.9	$(198.9)	(48.9)%	$922.1	$1,342.7	$(420.6)	(31.3)%
Total pounds of copper produced(2)	495.2	535.2	(40.0)	(7.5)%	1,517.3	1,559.2	(41.9)	(2.7)%
Operating cash cost per pound before by‑product revenues	$2.23	$1.96	$0.27	13.9%	$2.13	$2.07	$0.06	2.8%
By‑product revenues per pound	$(1.81)	$(1.19)	$(0.61)	51.4%	$(1.52)	$(1.21)	$(0.31)	25.6%
Operating cash cost per pound net of by‑product revenues	$0.42	$0.76	$(0.34)	(44.8)%	$0.61	$0.86	$(0.25)	(29.3)%
(1)	These are non-GAAP measures. Please see page 59 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

In the third quarter of 2025, the operating cash cost per pound before by-product revenues increased from $1.96 to $2.23 compared to the same period of 2024, driven mainly by the unit cost effect of a drop in copper production (-7.5%) and higher production costs (+8.9%). By-product revenues per pound rose 51.4%, from $1.19 to $1.81. As a result, the operating cash cost per pound net of by-product revenues decreased 44.8%, from $0.76 to $0.42. This decline reflects stronger by-product revenues, primarily from molybdenum, zinc and silver.

For the nine-month period of 2025, the operating cash cost per pound before by-product revenues increased from $2.07 to $2.13, mainly due to the unit cost effect of a slight decrease in copper production (-2.7%) as well as higher production costs (+2.9%), and offset, to a large extent, by lower treatment and refining charges due to market conditions. Additionally, a 25.6% increase in by-product revenues per pound helped reduce the operating cash cost per pound net of by-product revenues from $0.86 to $0.61. This 29.3% reduction was primarily supported by higher sales volumes of molybdenum, silver and zinc.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, and for copper, molybdenum, zinc and silver in particular.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining three months of 2025, assuming that expected metal production and sales are achieved; tax rates remain unchanged and giving no effects relative to potential cost changes, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$31.2	$8.7	$6.3	$3.3

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

Capital Investment Programs: We made capital investments of $902.7 million in the first nine months of 2025, compared to $792.0 million in the same period of 2024. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

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

Project update: As of September 30, 2025, progress at Tia Maria stood at 23% and 2,109 new jobs had been generated; 809 of these positions were filled with local applicants. To the fullest extent possible, we intend to fill the 3,500 jobs estimated to be required during Tia Maria´s construction phase with workers from the Islay province. In 2027, when we start operations, the project will generate 764 direct jobs and 5,900 indirect jobs.

In the early construction phase, progress on access roads and platforms stands at 90%. We will advance these efforts alongside work to set up a temporary camp; engage in massive earthworks; and roll out mine-opening activities.

As of October 14, 2025, the Company received from the Ministry of Energy and Mines an authorization for the commencement of exploitation activities for the Tía María project. This authorization is based on the considerations outlined in the supporting technical report and the environmental certification approved for the project. Consequently, we will soon initiate pre-stripping activities in La Tapada, and begin building main project components.

Projects in Mexico:

SCC has several projects in its Mexican pipeline that may boost organic growth if they are found to be of value for both stakeholders and the communities in which we operate. These projects are Angangueo, Chalchihuites and the Empalme Smelter, which could bolster our position as a fully integrated copper producer. We are conducting talks with the current administration to continue rolling out SCC’s Mexican investments for $10.2 billion.

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

Project update: As of September 30, 2025, social and environmental management programs are underway in the communities directly influenced by the project, in accordance with the Framework Agreement signed between the Tiaparo Peasant Community and the Los Chancas Mining Project. Necessary actions are being undertaken to regain control of the project in response to the presence of illegal miners—control that is essential to continue advancing the development of our Los Chancas Project.

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

Project update: The geological information obtained from drilling programs has been used to develop the models required to estimate the deposit’s Mineral Resources. These models are currently being audited by a third party under the SEC’s mining disclosure standards, S-K 1300. A conceptual study is underway to determine the best location for a conventional and/or filtered tailings storage facility. Hydrological, hydrogeological, and geotechnical studies are also being conducted.

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

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”) PRACTICES

Our sustainability ratings are on the rise. In its Corporate Sustainability Assessment 2025, S&P Global increased SCC’s rating by four points over last year’s print. This result positions the company among the leaders in the mining sector’s performance ranking, with a rating that is more than twice the industry’s average. Some of SCC’s disaggregated ratings were the highest reported for the sector: i) transparency and reporting, ii) environmental management, iii) biodiversity, iv) cybersecurity, v) labor practices, vi) human rights and vii) community relations.

We prevent greenhouse gas emissions at our operations. The electricity our underground mines has received from the Fenicias wind farm has enabled us to curb greenhouse gas emissions by 180 thousand carbon tons thus far in 2025, which is equivalent to the electricity supply needed to sustain 40 thousand households in Mexico.

We are recovering ecosystems in Mexico and Peru. Thus far in 2025, we have conducted advance work to restore 67 hectares at our Buenavista del Cobre installations in Sonora and slightly less than 10 hectares in the Ite wetlands in Peru. These efforts entail reincorporating areas of the landscape that were previously impacted by our operations and providing important environmental services. Additionally, we are preparing stocks and terraces and are installing assisted irrigation systems on approximately 200 hectares in Sonora, which will be reforested in 2025.

Tía María supports education in the Arequipa region of Peru. Through the works for taxes mechanism, we are financing the modernization and upgrades at an emblematic secondary school in the District of Cocachacra, which will serve 400 students, and a Biomedical Sciences Laboratory at the Universidad Nacional de San Agustín in Arequipa, which will be used by 3,000+ students and researchers.

Healthy communities with Dr. Vagón. During its tour of Sonora in 2025, the Health Train sponsored by Fundación Grupo México imparted more than 20 thousand free consultations in eight municipalities, marking an all-time high in Dr. Vagón’s history. Over its nine previous visits to the region, more than 59 thousand medical consultations and 70 thousand prescriptions were provided at no cost. With these results, Dr. Vagón has become one of the most important traveling health projects in Sonora, Mexico.

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

BENEFIT PLANS

At the Company’s July 2025 Board of Directors meeting, approval was granted by the Board to terminate the Retirement Benefit Plan for Salaried Employees of Southern Copper Corporation (the “Plan”) effective December 1, 2025. The Termination will proceed as a standard termination. Since November of 2000, the Plan has been frozen and closed to new participants and accruals of benefits. Retirees currently receiving their monthly benefits from The Metropolitan Life Insurance Company (“MetLife”) will continue to receive their monthly benefit from MetLife. Plan participants that will begin drawing their benefits for the first time after October 1, 2025, will receive their benefit from Midland Insurance Company.

Settlement charges related to the Plan termination, which will include the recognition of accumulated gains and losses recorded within other comprehensive income on the Company’s balance sheet, are currently expected to occur in the fourth quarter of 2025. The Plan termination is subject to certain conditions, including regulatory review, and the Company has the right to change the effective date of the termination or revoke the termination. It is not expected that the Plan termination will have a material impact on the Company’s financial statements, and the termination process is expected to be completed by April 30, 2026.

RESULTS OF OPERATIONS

The following highlights key financial results for the three and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Statement of Earnings Data	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Net sales	$3,377.3	$2,930.9	$446.4	$15.2%	$9,550.2	$8,649.0	$901.2	$10.4%
Operating costs and expenses	(1,608.5)	(1,480.6)	(127.9)	8.6%	(4,658.9)	(4,401.7)	(257.2)	5.8%
Operating income	1,768.8	1,450.3	318.5	22.0%	4,891.3	4,247.3	644.0	15.2%
Non‑operating income (expense)	(44.6)	(23.6)	(21.0)	89.0%	(144.7)	(134.4)	(10.3)	7.7%
Income before income taxes	1,724.1	1,426.7	297.5	20.8%	4,746.6	4,112.9	633.7	15.4%
Income taxes	(619.7)	(526.4)	(93.3)	17.7%	(1,728.4)	(1,528.6)	(199.8)	13.1%
Equity earnings of affiliate	6.4	(0.5)	6.9	(1,370.5)%	18.5	8.1	10.4	128.9%
Net income attributable to non‑controlling interest	(3.3)	(3.1)	(0.2)	6.9%	(9.7)	(9.5)	(0.2)	2.3%
Net income attributable to SCC	$1,107.6	$896.7	$210.9	$23.5%	$3,027.0	$2,582.9	$444.0	$17.2%

Net sales in the third quarter of 2025, net sales totaled $3,377.3 million, representing a 15.2% increase compared to the same period in 2024. This performance was mainly supported by increased sales volumes of molybdenum (+7.9%), silver (+21.9%), and zinc (+7.3%), along with higher prices for copper (+6.5% LME; +14.2% COMEX), molybdenum (+12.1%), silver (+34.4%) and zinc (+1.6%). These positive effects were partially offset by a decrease in copper sales volumes (-3.6%).

For the nine months of 2025, net sales increased 10.4% compared to the same period in 2024. This growth was driven by increased sales volumes of molybdenum (+6.7%), silver (+16.6%) and zinc (+18.7%), along with higher prices for copper (+4.6% LME; +11.9% COMEX), molybdenum (+3.3%), silver (+29.2%) and zinc (+3.3%). These positive effects were slightly offset by a decrease in copper sales volume (-1.0%).

The table below outlines the average published market metal prices for our metals for the three and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Copper price ($per pound—LME)	$4.44	$4.17	6.5%	$4.33	$4.14	4.6%
Copper price ($per pound—COMEX)	$4.83	$4.23	14.2%	$4.71	$4.21	11.9%
Molybdenum price ($per pound)(1)	$24.30	$21.68	12.1%	$21.77	$21.07	3.3%
Zinc price ($per pound—LME)	$1.28	$1.26	1.6%	$1.26	$1.22	3.3%
Silver price ($per ounce—COMEX)	$39.56	$29.43	34.4%	$35.16	$27.21	29.2%
(1)	Platts Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales as a percentage of total net sales	2025	2024	2025	2024
Copper	72.5%	77.1%	74.7%	77.1%
Molybdenum	12.9%	10.1%	11.4%	11.0%
Silver	7.4%	5.2%	6.6%	4.9%
Zinc	3.7%	3.9%	3.8%	3.4%
Other by‑products	3.5%	3.7%	3.5%	3.6%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product for the three and nine-month periods ended September 30, 2025 and 2024. The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales (million pounds)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Refined (including SX‑EW)	209.1	279.8	(70.7)	(25.3)%	693.5	797.4	(103.9)	(13.0)%
Rod	88.1	78.7	9.4	11.9%	265.9	259.4	6.5	2.5%
Concentrates and other	219.4	177.4	42.0	23.7%	588.2	507.0	81.2	16.0%
Total	516.5	535.9	(19.4)	(3.6)%	1,547.6	1,563.8	(16.2)	(1.0)%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three and nine-month periods ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
Copper Sales by product type	2025	2024	2025	2024
Refined (including SX‑EW)	40.5%	52.2%	44.8%	51.0%
Rod	17.1%	14.7%	17.2%	16.6%
Concentrates and other	42.4%	33.1%	38.0%	32.4%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Power	11.1%	10.3%	11.7%	11.2%
Labor	13.4%	12.1%	12.6%	12.0%
Fuel	15.1%	16.0%	14.9%	15.9%
Maintenance	24.5%	25.2%	25.2%	23.6%
Operating material	19.0%	19.6%	18.9%	19.3%
Other	17.0%	16.8%	16.7%	18.0%
Total	100.0%	100.0%	100.0%	100.0%

Third quarter: Operating costs and expenses were $1,608.5 million in the third quarter of 2025, compared to $1,480.6 million in the same period of 2024. The increase of $127.9 million was primarily due to:

Operating cost and expenses for the third quarter of 2024			$1,480.6
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		71.3
	- Workers participation	37.2
	- Labor expenses	22.7
	- Energy costs	15.6
	- Operations contractors	16.4
	- Sales expenses	15.0
	- Repairing materials, principally heavy equipment spare parts, partially offset by	12.7
	- Inventory variance	(41.6)
	- Exchange rate variance	(4.4)
	- Other net	(2.3)
•	Increase in volume and cost of metals purchased from third parties.		62.5
•	Increase in selling, general and administrative expenses.		2.5
Less:
•	Decrease in depreciation, amortization and depletion expense.		(5.3)
•	Decrease in exploration expense.		(3.0)
Operating cost and expenses for the third quarter of 2025			$1,608.5

Nine months: Operating costs and expenses were $4,658.9 million in the first nine months of 2025 compared to $4,401.7 million in the same period of 2024. The increase of $257.2 million was primarily due to:

Operating cost and expenses for the first nine months of 2024			$4,401.7
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		179.4
	- Workers participation	90.2
	- Repairing materials, principally heavy equipment spare parts	64.7
	- Labor expenses	26.4
	- Energy costs	25.0
	- Sales expenses	22.4
	- Exchange rate variance, partially offset by	19.5
	- Reagents	(23.0)
	- Fuel	(22.8)
	- Freight	(22.7)
	- Other net	(0.4)
•	Increase in volume and cost of metals purchased from third parties.		78.8
•	Increase in depreciation, amortization and depletion expense.		6.0
•	Increase in selling, general and administrative expenses.		1.9
Less:
•	Decrease in exploration expense.		(8.8)
Operating cost and expenses for the first nine months of 2025			$4,658.9

NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense) represented a net expense of $44.6 million and $144.7 million in the three and nine months ended on September 30, 2025 compared to a net expense of $23.6 million and $134.4 million in the three and nine months ended September 30, 2024.

Third quarter: The $21.0 million increase in the expense level was due to:

●	$22.3 million increase in net miscellaneous expenses, which includes $3.9 million of social responsibility expenses. In addition, the 2024 figure included a $15.0 million insurance payment for damages at our Cuajone operations;
●	$8.3 million increase in interest expense, net of capitalized interest; partially offset by
●	$9.6 million increase in interest income due to higher cash balances.

Nine months: The $10.3 million increase in the expense level was due to:

●	$37.5 million increase in the net miscellaneous expenses, which includes a $9.9 million asset impairment at Tia Maria project. Additionally, the 2024 figure included a $15.0 million insurance payment for damages at our Cuajone operations,
●	$30.4 million increase in interest expense, net of capitalized interest, partially offset by
●	$57.6 million increase in interest income due to higher cash balances.

INCOME TAXES

	Nine Months Ended
	September 30,
	2025	2024
Provision for income taxes ($ in millions)	$1,728.4	$1,528.6
Effective income tax rate	36.4%	37.2%

In addition to the income taxes of Peru, Mexico and the United States, the provision for income taxes also includes the mining royalties from Peru and Mexico and the Peruvian special mining tax.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales (million pounds)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Peruvian operations	218.4	230.7	(12.3)	(5.3)%	674.5	668.3	6.2	0.9%
Mexican open‑pit	297.4	306.0	(8.6)	(2.8)%	870.0	905.3	(35.2)	(3.9)%
Mexican IMMSA unit	6.9	7.0	(0.1)	(1.8)%	20.3	24.7	(4.3)	(17.6)%
Other and intersegment elimination	(6.2)	(7.8)	1.6	(19.6)%	(17.3)	(34.5)	17.2	(49.8)%
Total copper sales	516.5	535.9	(19.4)	(3.6)%	1,547.6	1,563.8	(16.2)	(1.0)%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
By‑product Sales (million pounds, except silver—million ounces)	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	8.2	7.7	0.5	6.1%	24.0	22.5	1.5	6.6%
Silver	1.9	1.4	0.5	33.0%	5.1	4.3	0.9	21.0%
Mexican open‑pit operations:
Molybdenum contained in concentrate	9.3	8.4	0.8	9.6%	27.8	26.0	1.8	6.9%
Zinc	48.8	18.1	30.7	169.5%	146.1	62.3	83.7	134.4%
Silver	3.4	2.9	0.5	17.7%	9.9	8.8	1.1	12.7%
IMMSA unit
Zinc‑refined and in concentrate	46.0	64.3	(18.2)	(28.4)%	140.3	162.6	(22.3)	(13.7)%
Silver	1.8	1.6	0.2	12.5%	5.2	4.9	0.3	6.2%
Other and intersegment elimination
Silver	(0.8)	(0.7)	(0.0)	6.6%	(2.2)	(2.5)	0.3	(10.3)%
Zinc	(6.4)	—	(6.4)	—%	(19.3)	—	(19.3)	—%
Total by‑product sales
Molybdenum contained in concentrate	17.4	16.2	1.3	7.9%	51.8	48.5	3.3	6.7%
Zinc‑refined and in concentrate	88.4	82.4	6.0	7.3%	267.0	224.9	42.1	18.7%
Silver	6.3	5.2	1.1	21.9%	18.0	15.4	2.6	16.6%

Peruvian Open-pit Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Net sales	$1,301.6	$1,189.9	$111.7	9.4%	$3,745.8	$3,465.3	$280.5	8.1%
Operating costs and expenses	(630.9)	(640.2)	9.3	(1.5)%	(1,930.5)	(1,837.7)	(92.8)	5.0%
Operating income	$670.7	$549.7	$121.0	22.0%	$1,815.3	$1,627.6	$187.7	11.5%

Net sales in the third quarter of 2025 increased $111.7 million compared to the same period of 2024. This improvement was mainly driven by higher sales volumes for silver (+33.0%) and molybdenum (+6.1%) and by higher prices for copper (+6.5%, LME), silver (+34.4%) and molybdenum (+12.1%). These positive effects were partially offset by a decrease in copper sales volume (-5.3%).

Operating costs and expenses were $630.9 million in the second quarter of 2025 compared to $640.2 million in the same period of 2024. The decrease of $9.3 million was primarily due to:

Operating costs and expenses for the third quarter of 2024			$640.2
Less:
•	Decrease in depreciation, amortization and depletion expense.		(4.1)
•	Decrease in exploration expenses.		(2.5)
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to:		(2.3)
	- Inventory variance	(27.7)
	- Energy costs	(5.2)
	- Exchange rate variance, partially offset by	(4.2)
	- Labor expenses	10.1
	- Repairing materials, principally heavy equipment spare parts	9.8
	- Operations contractors	6.1
	- Workers participation	5.3
	- Other net	3.5
•	Decrease in cost of metals purchased from third parties.		(1.9)
Plus:
•	Increase in selling, general and administrative expenses.		1.5
Operating costs and expenses for the third quarter of 2025			$630.9

Net sales in the first nine months of 2025 increased $280.5 million compared to the same period in 2024. This growth primarily reflects improvements in sales volumes of copper (+0.9%), silver (+21.0%) and molybdenum (+6.6%), as well as an increase in market prices for copper (+4.6%, LME), silver (+29.2%) and molybdenum (+3.3%).

Operating costs and expenses in the first nine months of 2025 increased $92.8 million to $1,930.5 million compared to $1,837.7 million in the same period of 2024. This was primarily due to:

Operating costs and expenses for the first nine months of 2024			$1,837.7
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to:		114.3
	- Inventory variance	65.1
	- Repairing materials, principally heavy equipment spare parts	46.0
	- Labor expenses	22.0
	- Exchange rate variance, partially offset by	12.2
	- Operations contractors	(17.2)
	- Fuel	(13.7)
	- Other net	(0.2)
•	Increase in depreciation, amortization and depletion expense.		5.3
•	Increase in selling, general and administrative expenses.		1.1
Less:
•	Decrease in cost of metals purchased from third parties.		(21.2)
•	Decrease in exploration expenses.		(6.8)
Operating costs and expenses for the first nine months of 2025			$1,930.5

Mexican Open-pit Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Net sales	$1,944.9	$1,602.7	$342.2	21.3%	$5,449.0	$4,807.2	$641.8	13.4%
Operating costs and expenses	(882.0)	(736.5)	(145.5)	19.8%	(2,431.7)	(2,237.6)	(194.1)	8.7%
Operating income	$1,062.8	$866.2	$196.6	22.7%	$3,017.3	$2,569.6	$447.7	17.4%

Net sales in the third quarter of 2025 increased $342.2 million compared to the same period of 2024. Growth was mainly driven by higher sales volumes of zinc (+169.5%), silver (+17.7%) and molybdenum (+9.6%), and was supported by full-capacity production at the Buenavista zinc concentrator. Zinc sales volumes over the period reached 48.8 million pounds in the third quarter of 2025. Additionally, higher prices for copper (COMEX, +14.2%) , silver (+34.4%) and molybdenum (+12.1%) further supported the rise in net sales. However, these positive effects were slightly offset by a decrease in sales volumes of copper (-2.8%).

Operating costs and expenses were $882.0 million in the third quarter of 2025 compared to $736.5 million in the same period of 2024. The increase of $145.5 million was primarily due to:

Operating costs and expenses for the third quarter of 2024			$736.5
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		85.7
	- Workers participation	37.7
	- Energy costs	22.5
	- Sales expenses	16.0
	- Inventory variance	10.8
	- Labor expenses	9.7
	- Other net, partially offset by	4.1
	- Exchange rate variance	(15.1)
•	Increase in volume and cost of metals purchased from third parties.		64.8
•	Increase in exploration expense.		0.6
•	Increase in selling, general and administrative expenses.		1.1
Less:
•	Decrease in depreciation, amortization and depletion expense.		(6.7)
Operating costs and expenses for the third quarter of 2025			$882.0

Net sales in the first nine months of 2025 increased $641.8 million compared to the same period of 2024. This growth primarily reflects improvements in sales volumes of zinc (+134.4%), silver (+12.7%) and molybdenum (+6.9%). Additionally, positive developments for metal prices, mainly copper (+11.9%, COMEX), silver (+29.2%) and zinc (+3.3%) contributed to this performance. Start-up at the Buenavista zinc concentrator played a pivotal role, as zinc sales volumes reached 146.1 million pounds for the period. However, this was partially offset by a decline in the sales volume of copper (-3.9%).

Operating costs and expenses in the first nine months of 2025 increased $194.1 million to $2,431.7 million compared to $2,237.6 million in the same period of 2024. This was primarily due to:

Operating costs and expenses for the first nine months of 2024			$2,237.6
Plus:
•	Increase in volume and cost of metals purchased from third parties.		125.3
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		86.3
	- Workers participation	88.8
	- Energy costs	42.2
	- Sales expenses	27.1
	- Repairing materials, principally heavy equipment spare parts	15.1
	- Other net, partially offset by	1.1
	- Inventory variance	(34.8)
	- Exchange rate variance	(53.1)
Less:
•	Decrease in exploration expense.		(2.6)
•	Decrease in depreciation, amortization and depletion expense.		(14.9)
•	Decrease in selling, general and administrative expenses.		(*)
Operating costs and expenses for the first nine months of 2025			$2,431.7

(*) Less than $0.1 million.

Mexican Underground Operations (IMMSA):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Variance	% Change	2025	2024	Variance	% Change
Net sales	$199.8	$184.9	$14.9	8.1%	$534.6	$516.5	$18.1	3.5%
Operating costs and expenses	(153.5)	(148.3)	(5.2)	3.5%	(452.0)	(435.6)	(16.4)	3.8%
Operating income	$46.3	$36.6	$9.7	26.5%	$82.5	$80.9	$1.6	2.0%

Net sales in the third quarter of 2025 increased $14.9 million compared to the same period of 2024. This improvement was primarily driven by an increase in sales volumes of silver (+12.5%) and lead (+21.4%) and by higher prices for copper (COMEX, +14.2%) and silver (+34.4%). However, these effects were partially offset by a decrease in sales volumes of copper (-1.7%) and zinc (-28.4%).

Operating costs and expenses were $153.5 million in the third quarter of 2025 compared to $148.3 million in the same period of 2024. The increase of $5.2 million was primarily due to:

Operating costs and expenses for the third quarter of 2024			$148.3
Plus:
•	Increase in volume and cost of metals purchased from third parties.		15.3
•	Increase in depreciation, amortization and depletion expense.		2.3
•	Increase in exploration expense.		0.1
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		(12.5)
	- Inventory variance, partially offset by	(24.7)
	- Operating contractors	4.4
	- Repairing materials, principally heavy equipment spare parts	3.4
	- Labor expenses	2.9
	- Other net	1.5
•	Decrease in selling, general and administrative expenses.		(*)
Operating costs and expenses for the third quarter of 2025			$153.5

(*) Less than $0.1 million.

Net sales in the first nine months of 2025 increased $18.1 million compared to the same period of 2024. This growth primarily reflects favorable metal price trends, primarily for copper (COMEX, +11.9%), silver (+29.2%), and zinc (+3.3%). Growth in silver sales volumes (+6.2%) boosted this performance. However, these positive effects were partially offset by a drop in sales volumes of copper (-17.6%) and zinc (-13.7%).

Operating costs and expenses in the first nine months of 2025 increased by $16.4 million to $452.0 million compared to $435.6 million in the same period of 2024. This was primarily due to:

Operating costs and expenses for the first nine months of 2024			$435.6
Plus:
•	Increase in volume and cost of metals purchased from third parties.		23.7
•	Increase in depreciation, amortization and depletion expense.		5.5
•	Increase in exploration expense.		1.8
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		(14.5)
	- Energy costs	(12.3)
	- Inventory variance, mostly offset by	(33.8)
	- Exchange rate variance	25.4
	- Repairing materials, principally heavy equipment spare parts	3.6
	- Other net	2.5
•	Decrease in selling, general and administrative expenses.		(0.1)
Operating costs and expenses for the first nine months of 2025			$452.0

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the nine-month periods ended September 30, 2025 and 2024 (in millions):

	2025	2024	Variance
Net cash provided by operating activities	$3,257.8	$3,061.2	$196.6
Net cash used in investing activities	$(1,233.3)	$(511.5)	$(721.8)
Net cash used in financing activities	$(1,275.7)	$(1,091.2)	$(184.5)

Net cash provided by operating activities:

The change in net cash from operating activities for the nine-month periods ended September 30, 2025 and 2024 include, in millions, the following significant items:

	2025	2024	Variance	% Change
Net income	$3,036.7	$2,592.4	$444.3	17.1%
Depreciation, amortization and depletion	637.7	631.7	6.0	1.0%
Provision (benefit) for deferred income taxes	32.8	(2.4)	35.2	(1,491.6)%
Loss on foreign currency transaction effect	30.4	13.8	16.6	120.2%
Other adjustments to net income	(0.9)	8.4	(9.3)	(110.6)%
Change in operating assets and liabilities	(479.0)	(182.8)	(296.1)	162.0%
Net cash provided by operating activities	$3,257.8	$3,061.2	$196.6	6.4%

Nine months ended September 30, 2025: Net income was $3,036.7 million, which represented approximately 93.2% of the net operating cash flow. The cash flow from operating assets and liabilities dropped by $479.0 million due to the following:

●	$(529.8) million increase in trade accounts receivable, which was mainly attributable to an increase in metal prices and in reported sales volumes in the first nine months of 2025.
●	$(25.9) million decrease in accounts payable and accrued liabilities.
●	$15.2 million net decrease in inventory, which was primarily driven by a reduction in the work in process inventory.
●	$61.6 million decrease in other operating assets and liabilities, net.

Nine months ended September 30, 2024: Net income was $2,592.4 million, which represented approximately 84.7% of the net operating cash flow. The cash flow from operating assets and liabilities decreased by 182.8 million due to the following:

●	$(360.4) million increase in net, accounts payable and receivable at our Peruvian and Mexican operations.
●	$4.5 million net decrease in inventory.
●	$173.1 million decrease in other operating assets and liabilities, net.

Net cash used in investing activities:

Nine months ended September 30, 2025: Net cash used in investing activities included $902.7 million for capital investments. The capital investments included:

●	$533.9 million of investments at our Mexican operations:
●	$147.3 million for the new tailings disposal deposit at Buenavista mine,
●	$78.8 million for the IMMSA unit,
●	$26.7 million for the water supply system at La Churea,
●	$22.0 million for wells and recovered water conduction,
●	$21.0 million for land for new projects,
●	$245.7 million for replacement and maintenance expenditures, and
●	$(7.6) million increase in capital expenditures incurred but not yet paid.

●	$368.8 million of investments at our Peruvian operations:
●	$46.0 million for the Tia Maria project,
●	$43.7 million for the purchase of land at the Los Chancas project,
●	$24.2 million for the relocation of the leaching crusher at Toquepala,
●	$18.4 million for the cathode stripping machine at the Ilo refinery,
●	$8.3 million for the modernization of the delamination machine at Toquepala,
●	$6.0 million for the pump and cooling pipe replacement at the Ilo oxygen plant,
●	$4.9 million for the electric cogeneration at Ilo smelter,
●	$63.7 million for other minor projects with a budget below $1 million,

●	$143.1 million for replacement and maintenance expenditures, and
●	$10.6 million decrease in capital expenditures incurred but not yet paid.

Investment activities in the first nine months of 2025 included $330.6 million of net purchase of short-term investments.

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

Dividends:

On October 23, 2025, the Board of Directors authorized a quarterly cash dividend of $0.90 per share of common stock and a stock dividend of 0.0085 shares of common stock per share of common stock, payable on November 28, 2025 to shareholders of record at the close of business on November 12, 2025.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $129.74, which is the average of the high and low share price on October 23, 2025.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the third quarter of 2025. Please see item 7 in Part II of our 2024 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 42) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our condensed consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$1,356.8	$2.74	$1,223.1	$2.29	$3,887.7	$2.56	$3,629.6	$2.33
Add:
Selling, general and administrative	33.7	0.07	31.2	0.06	97.9	0.07	96.0	0.06
Sales premiums, net of treatment and refining charges	(51.3)	(0.10)	(14.3)	(0.03)	(122.8)	(0.08)	(29.1)	(0.02)
Less:
Workers’ participation	(116.2)	(0.24)	(79.0)	(0.15)	(320.3)	(0.21)	(230.1)	(0.15)
Cost of metals purchased from third parties	(96.7)	(0.20)	(40.9)	(0.08)	(210.7)	(0.14)	(124.7)	(0.08)
Royalty charge and other, net	(44.4)	(0.09)	(59.8)	(0.11)	(82.2)	(0.05)	(82.5)	(0.05)
Inventory change	20.8	0.04	(14.1)	(0.03)	(18.4)	(0.01)	(28.6)	(0.02)
Operating Cash Cost before by‑product revenues	$1,102.8	$2.23	$1,046.2	$1.96	$3,231.2	$2.13	$3,230.5	$2.07
Add:
By‑product revenues(1)	(887.8)	(1.79)	(627.3)	(1.17)	(2,291.1)	(1.51)	(1,852.7)	(1.19)
Net revenue on sale of metal purchased from third parties	(6.9)	(0.01)	(11.9)	(0.02)	(18.1)	(0.01)	(35.1)	(0.02)
Add:
Total by‑product revenues	(894.8)	(1.81)	(639.3)	(1.19)	(2,309.1)	(1.52)	(1,887.9)	(1.21)
Operating Cash Cost net of by‑product revenues	$208.1	$0.42	$406.9	$0.76	$922.1	$0.61	$1,342.7	$0.86
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(434.9)	$(0.88)	$(296.8)	$(0.55)	$(1,090.1)	$(0.72)	$(949.5)	$(0.61)
Silver	(228.5)	(0.46)	(132.8)	(0.25)	(562.7)	(0.37)	(374.5)	(0.24)
Zinc	(113.5)	(0.23)	(95.1)	(0.18)	(329.4)	(0.22)	(231.8)	(0.15)
Sulfuric Acid	(58.8)	(0.12)	(67.5)	(0.13)	(183.5)	(0.12)	(200.7)	(0.13)
Gold and others	(52.1)	(0.11)	(35.2)	(0.07)	(125.4)	(0.08)	(96.2)	(0.06)
Total	$(887.8)	$(1.79)	$(627.3)	$(1.17)	$(2,291.1)	$(1.51)	$(1,852.7)	$(1.19)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended September 30, 2025.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Given that our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Peru:
Peruvian inflation rate	(0.1)%	0.3%	1.3%	1.9%
Initial exchange rate	3.549	3.837	3.770	3.713
Closing exchange rate	3.476	3.714	3.476	3.714
Appreciation/(devaluation)	2.1%	3.2%	7.8%	(0.0)%
Mexico:
Mexican inflation rate	0.6%	1.1%	2.4%	2.8%
Initial exchange rate	18.893	18.377	20.268	16.894
Closing exchange rate	18.383	19.629	18.383	19.629
Appreciation/(devaluation)	2.7%	(6.8)%	9.3%	(16.2)%

Change in monetary position:

Assuming an exchange rate variance of 10% at September 30, 2025, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$24.5
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(29.9)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$3.2
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(4.0)

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended September 30, 2025.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2025, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2025, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of September 30, 2025, the related condensed consolidated statements of earnings, comprehensive income, cash flows and changes in equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2025

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

Potential developments in the U.S. policy, regulatory uncertainty, tariff actions and trade tensions may materially affect our business, financial condition and results of operations.

Our business operations may be adversely affected by changes in regulatory policy or the imposition of new tariffs or other trade restrictions, which could significantly increase our costs, pricing strategies, disrupt our supply chain and complicate international sourcing and customer relationships. Uncertainty about future trade or tariff measures may hinder planning, force pricing adjustments, and reduce our competitiveness. If such developments occur, they could have a material adverse effect on our margins, results of operations and market position.

Changes in international trade policies and relationships may materially adversely affect global commodity prices and market conditions and our business, financial condition and results of operations. The adoption and expansion of trade restrictions; tariffs, taxes or other governmental trade measures and uncertainty about such trade measures could reduce the demand for our products, increase our costs, disrupt customer and suppliers relationships and harm the U.S. economy, any of which could materially impair our cash flows, competitive position, financial condition and results of operations. In April 2025, the U.S. imposed reciprocal tariffs on imports from several countries; most were paused but are expected to take effect August 1, 2025. In July 2025, the U.S. announced trade agreements with the European Union and Japan. On July 30, 2025, the U.S. announced a 50% tariff on semi-finished copper products and copper-intensive derivative products effective August 1, 2025. The pause for reciprocal tariffs with China expires on November 10, but the trade tensions between these countries have escalated during October. These developments produced market volatility for our principal products and our common stock. We cannot assure investors that future tariff actions, trade tensions, or related regulatory changes will not adversely affect our product prices, stock price, financial condition or results of operations.

Although we maintain risk management and mitigation programs, we cannot assure that these measures will successfully prevent or lessen the impact of political, regulatory, and trade-related risks on our operations and financial results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds:

None.

Item 4. Mine Safety Disclosures:

Not applicable.

Item 5. Other Information:

During the quarter ended September 30, 2025, no director or officer of Southern Copper Corporation adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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
10.1

Directors’ Stock Award Plan of the Company, as amended through January 27, 2031. (Filed as an exhibit to the Company’s Current Report on Form S-8 filed on October 2, 2025 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three and nine-month periods ended September 30, 2025 and 2024; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three and nine-month periods ended September 30, 2025 and 2024; (iii) the Condensed Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine-month periods ended September 30, 2025 and 2024; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Oscar Gonzalez Rocha
Oscar Gonzalez Rocha
President and Chief Executive Officer

October 31, 2025

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

October 31, 2025