Form 10-K
period 2025-12-31
SOUTHERN COPPER CORP/
filed 2026-02-27
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

As of February 26, 2026, there were of record 819,103,082 shares of common stock, par value $0.01 per share, outstanding.

The aggregate market value of the shares of common stock (based upon the closing price at June 30, 2025 as reported on the New York Stock Exchange-Composite Transactions) of Southern Copper Corporation held by non-affiliates was approximately $9,019.8 million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III:	Proxy statement for 2026 Annual Meeting of Stockholders
Part IV:	Exhibit Index is on Page 200 through 203

Southern Copper Corporation (“SCC”)

PART I

ITEM 1. BUSINESS

THE COMPANY

We believe Southern Copper Corporation (“SCC”, “Southern Copper” or the “Company”) is one of the largest integrated copper producers in the world. Our major production includes copper, molybdenum, zinc and silver. All of our mining, smelting and refining facilities are located in Peru and Mexico, and we conduct exploration activities in those countries and in Argentina and Chile. See Item 2 “Properties—Review of Operations” for maps of our principal mines, smelting facilities and refineries. The considerable scale of our operations makes us one of the largest mining companies in Peru and Mexico. We believe we have the largest copper reserves in the world. We were incorporated in Delaware in 1952 and have conducted copper mining operations since 1960. Since 1996, our common stock has been listed on both the New York and Lima Stock Exchanges.

Our Peruvian copper operations involve mining, milling and flotation of copper ore to produce copper; the smelting of copper concentrates to produce blister and anode copper; and the refining of anode copper to produce copper cathodes. As part of this production process, we also produce significant amounts of molybdenum concentrate and sulfuric acid. Our precious metals plant at the Ilo refinery produces refined silver, gold, and other materials. Additionally, we produce refined copper using solvent extraction/electrowinning technology (“SX-EW”). We operate the Toquepala and Cuajone open-pit mines high in the Andes Mountains, approximately 860 kilometers southeast of the city of Lima, Peru. We also operate a smelter and refinery west of the Toquepala and Cuajone mines in the coastal city of Ilo, Peru.

Our Mexican operations are conducted through our subsidiary, Minera Mexico, S.A. de C.V. (“Minera Mexico”), which we acquired in 2005. Minera Mexico engages primarily in the mining and processing of copper, molybdenum, zinc, silver, gold and lead. Minera Mexico operates through subsidiaries that are grouped into three separate units. Mexicana de Cobre, S.A. de C.V. (together with its subsidiaries, the “La Caridad” unit) operates La Caridad, an open-pit copper mine, the Pilares open-pit copper mine, a copper ore concentrator, a SX-EW plant, a smelter, refinery and a rod plant. The La Caridad refinery has a precious metals plant that produces refined silver, gold and other materials. Operadora de Minas e Instalaciones Mineras, S.A de C.V. (the “Buenavista unit”) operates Buenavista, an open-pit copper mine, which is located on the site of one of the world’s largest copper ore deposits, two copper concentrators, a zinc concentrator and two operating SX-EW plants. Industrial Minera Mexico, S.A. de C.V. (together with its subsidiaries, the “IMMSA unit”) operates five underground mines that produce zinc, lead, copper, silver and gold, and a zinc refinery.

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

ORGANIZATIONAL STRUCTURE

The following chart describes our organizational structure, starting with our controlling stockholders, as of December 31, 2025. For the purpose of clarity, the chart identifies only our main subsidiaries and eliminates intermediate holding companies.

We are a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of December 31, 2025, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”), owned 88.9% of our capital stock. Grupo Mexico’s principal business is to act as a holding company for the shares of other corporations engaged in the mining, processing, purchase and sale of minerals and other products and in the provision of railway and other related services.

We conduct our operations in Peru through a registered branch (the “SPCC Peru Branch,” “Branch” or “Peruvian Branch”). The SPCC Peru Branch comprises virtually all of our assets and liabilities associated with our copper operations in Peru. The SPCC Peru Branch does not constitute a corporation that is separate from SCC, and, as such, the obligations of the SPCC Peru Branch are direct obligations of SCC and vice-versa. The SPCC Peru Branch is, however, registered as a branch of a foreign company pursuant to Peruvian law and through this entity, we hold assets, incur liabilities and conduct operations in Peru. Although the SPCC Peru Branch has no capital or liability that is separate from that held or applicable to SCC, the SPCC Peru Branch is deemed to have equity capital for purposes of determining the economic interests of holders of our investment shares (See Note 14 “Stockholders’ Equity” of the consolidated financial statements).

In April 2005, we acquired Minera Mexico, from Americas Mining Corporation (“AMC”), a subsidiary of Grupo Mexico, our controlling stockholder. Minera Mexico is a holding company and all of its operations are conducted through subsidiaries that are grouped into three units: (i) the La Caridad unit, (ii) the Buenavista unit and (iii) the IMMSA unit. We own 99.998% of Minera Mexico.

In 2008, our Board of Directors authorized a $500 million share repurchase program that has since been increased by the Board of Directors and is currently authorized for up to $3 billion. No repurchases have been made under this program since the third quarter of 2016. Through December 31, 2025, we have repurchased an aggregate of 119.5 million shares of our common stock for an aggregate cost of $2.9 billion. These repurchased shares may be used for general corporate purposes. We may purchase additional shares under the program from time to time, based on market conditions and other factors. This repurchase program does not have an expiration date and may be modified or discontinued at any time. Since the second quarter of 2024, the Board of Directors has approved quarterly stock dividends, and a portion of these repurchased shares have been used to pay these dividends to our common stockholders.

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

Inter-segment sales are based on arm’s length prices at the time of sale. These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost. Information regarding the Company’s sales is included in the segment data. The segments identified by the Company are:

1.	Peruvian operations, which include the Toquepala and Cuajone mine complexes and the smelting and refining plants, including a precious metals plant, industrial railroad and port facilities that service both mines. Sales of its products are recorded as revenue from our Peruvian mines. The Peruvian operations produce copper, by-products of molybdenum, silver and other materials.

2.	Mexican open-pit operations, which include the La Caridad and Buenavista mine complexes and the smelting and refining plants, including a precious metals plant and a copper rod plant and support facilities that service both mines. Sales of its products are recorded as revenue of our Mexican mines. The Mexican open-pit operations produce copper and zinc, with production of by-products of molybdenum, silver and other materials.

3.	Mexican underground mining operations, which include five underground mines that produce zinc, copper, lead, silver and gold; and a zinc refinery. This group is identified as the IMMSA unit and sales of its products are recorded as revenue from the IMMSA unit.

Financial information is periodically prepared for each of the three segments and the results are reported to the Chief Operating Decision Maker (“CODM”). The CODM focuses on operating income and on total assets as measures to evaluate different segments and to make decisions to allocate resources to the reported segments. These are common measures in the mining industry.

The CODM of the Company evaluates the performance of each of the segments on a regular basis by assessing the budget-to-actual and actual to prior period variances in production, net sales and operating income. Additionally, the CODM of the Company reviews on a regular basis the execution of forecasted capital expenditures and the evolution of total asset amounts in each segment to make decisions about operating and capital resource allocation for each segment.

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

The table below shows the high, low and average COMEX and LME per pound copper prices during the last 10 years:

	Copper (COMEX)			Copper (LME)
Year	High	Low	Average	High	Low	Average
2016	2.69	1.94	2.20	2.69	1.96	2.21
2017	3.29	2.48	2.80	3.27	2.48	2.80
2018	3.29	2.56	2.93	3.29	2.64	2.96
2019	2.98	2.51	2.72	2.98	2.51	2.72
2020	3.63	2.12	2.80	3.61	2.09	2.80
2021	4.78	3.54	4.24	4.86	3.52	4.23
2022	4.93	3.21	4.01	4.87	3.18	4.00
2023	4.27	3.54	3.86	4.28	3.54	3.85
2024	5.12	3.69	4.22	4.92	3.67	4.15
2025—1st Q	5.22	4.04	4.57	4.53	3.94	4.24
2025—2nd Q	5.07	4.13	4.72	4.59	3.87	4.32
2025—3rd Q	5.80	4.33	4.83	4.68	4.33	4.44
2025—4th Q	5.77	4.83	5.15	5.68	4.66	5.03
2025	5.80	4.04	4.82	5.68	3.87	4.51

The per pound COMEX copper price over the last 5- and 10-year periods averaged $4.23 and $3.46, respectively. The per pound LME copper price during the same periods averaged $4.15 and $3.42, respectively.

The table below shows the high, low and average prices per pound with the exception of silver, which is priced per ounce. The market prices for our three principal by-products over the last 10 years are as follows:

				Molybdenum (Dealer
				Oxide Platt’s
	Silver (COMEX)			Metals Week)			Zinc (LME)
Year	High	Low	Average	High	Low	Average	High	Low	Average
2016	20.67	13.74	17.10	8.60	5.10	6.42	1.32	0.73	0.95
2017	18.49	15.37	17.03	10.25	6.85	8.13	1.53	1.00	1.31
2018	17.55	13.95	15.65	13.00	10.60	11.86	1.64	1.04	1.33
2019	19.39	14.28	16.16	12.70	8.28	11.27	1.37	0.90	1.16
2020	29.25	11.74	20.62	10.90	7.00	8.57	1.29	0.72	1.03
2021	29.40	21.46	25.18	20.10	9.95	15.51	1.73	1.15	1.36
2022	26.89	17.55	21.76	31.85	13.90	18.61	2.05	1.22	1.58
2023	26.04	20.01	23.41	38.50	16.65	23.73	1.59	1.01	1.20
2024	34.83	22.10	28.25	24.13	19.18	21.21	1.47	1.04	1.26
2025—1st Q	34.90	29.81	32.31	21.15	19.55	20.43	1.35	1.22	1.29
2025—2nd Q	37.09	29.12	33.62	21.98	19.60	20.57	1.28	1.14	1.20
2025—3rd Q	46.61	36.08	39.56	26.03	21.93	24.30	1.37	1.21	1.28
2025—4th Q	77.37	46.00	54.48	25.45	21.00	22.75	1.52	1.37	1.44
2025	77.37	29.12	39.99	26.03	19.55	22.01	1.52	1.14	1.30

The per ounce COMEX silver price over the last 5- and 10-year periods averaged $26.75 and $22.03, respectively. The per pound Platt’s Metals Week Dealer Oxide molybdenum price during the same periods averaged $20.21 and $14.73, respectively, while the per pound LME zinc price averaged $1.33 and $1.24, respectively.

COMPETITIVE CONDITIONS

Competition in the copper market is based primarily on price and service basis, with price being the most important factor when supplies of copper are ample. Our products compete with other materials, including aluminum and plastics. For additional information, see Item 1A “Risk Factors—The copper mining industry is highly competitive.”

HUMAN CAPITAL RESOURCES

As of December 31, 2025, we had 16,617 employees, approximately 64.4% of whom are covered by a Collective Labor Agreement and represented by 16 collective bargaining agreements with ten different labor unions. We believe that the labor environment in our operations in Mexico and Peru is favorable, which has allowed us to increase productivity as we advance the goals of our capital expansion program. Furthermore, approximately 12,400 contractors support our operations. In alignment with our commitment to community development, over 70% of our workforce is hired locally.

Talent Development, Training and Retention

We value the talent and passion of our team members, and we offer numerous opportunities for professional development to our workforce in both Peru and Mexico. During 2025, we delivered more than 573,000 hours of formal instruction relative to occupational safety, health and wellness, technical competencies, professional development, and regulatory compliance in accordance with our Code of Ethics. We believe that employee development is strengthened through formal and on-the-job learning.

All employees receive initial training as part of their onboarding program and are offered opportunities for development, which facilitates talent retention.

Company Culture

We are committed to fostering a cohesive and high-performance organizational culture grounded in our mission, vision, and values, while continuously strengthening our position as an employer of choice. As part of this commitment, in 2025 we undertook a comprehensive assessment of our organizational culture to deepen our understanding of employee engagement and to inform targeted actions that enhance employee experience. This approach enables us to create sustainable value for our people within a safe, inclusive, and collaborative work environment, where individuals feel genuinely connected to the Company’s purpose and values. Integrity, respect, and accountability remain central to our culture and are embedded in our everyday decisions and operations.

We place a strong emphasis on the continuous development of our employees by recognizing their contributions, while maintaining a disciplined, results-driven focus. Our initiatives are designed to generate long-term value for key stakeholders and the communities in which we operate by enhancing productivity and innovation, advancing human development, promoting environmental stewardship, and implementing forward-looking, sustainable solutions.

Compensation and Benefits

Our recruitment strategy focuses on attracting and retaining employees by providing market-competitive remuneration packages, tailored to position requirements, geographical considerations, and local statutory requirements in the countries where we operate. Our compensation practices consider many factors, including individual performance and responsibilities; years of service; elements of compensation mandated by Peruvian and Mexican law; future challenges and objectives; contributions to the future success of our Company; the employee’s total compensation and our financial performance. We may also look at the compensation levels of comparable companies. We offer productivity bonuses to our employees, which motivates them to grow the Company’s results.

Health and Safety

Our Comprehensive Health Program, in coordination with our safety department, focuses on risk prevention and the promotion of well-being through periodic medical evaluations and health education initiatives. Our objective is to protect our employees; strengthen a culture of self-care; and ensure operational continuity, productivity, and organizational sustainability.

During 2025, over 34,000 health initiatives were carried out, including campaigns, workshops, talks, self-help groups, and early detection activities, among others.

In Mexico, we conducted 223 health campaigns that benefited 5,007 employees, focused on the early detection of chronic conditions such as diabetes, hypertension, dyslipidemia, as well as various cancers, including breast, cervical, and prostate cancer, alongside other preventive screenings. Additionally, over 11,000 vaccines against influenza, pneumococcus, yellow fever, tetanus, and COVID-19 were administered, and 300 food handlers were vaccinated against typhoid fever and hepatitis A, strengthening preventive and comprehensive health care.

Preventive and self-care initiatives were bolstered through over 9,200 health workshops, talks, and training sessions focusing on promoting well-being and preventing key occupational diseases. These efforts reached over 69,000 participants, contributing to risk reduction, health protection, and operational continuity. Additionally, 4,529 specialized medical examinations and 5,196 periodic medical evaluations were conducted, with occupationally exposed personnel (“OEP”) representing 85% of those evaluated.

In terms of promoting healthy lifestyles for our employees, we promoted the adoption of good nutrition and exercise habits through more than 4,500 specialized talks and sessions, reaching over 19,800 participants. Additionally, we distributed over 19,000 informational materials. These initiatives contributed to consolidating the Wellness Program, with the active participation from nearly 14,000 employees. This fosters a culture of health and well-being within the organization.

The “Add Steps, Lose Weight” challenge engaged 2,036 employees, with notable health outcomes. Participants accumulated over 340 million steps and achieved a combined weight loss of 1,692 kilograms, which is proof of their desire to develop sustainable healthy lifestyle habits.

In communities in Mexico where we operate, we collaborated with the Mexican Social Security Institute (“IMSS”) and the Ministry of Health to conduct health campaigns for employees’ families and the general public. These initiatives focused on detecting chronic disease, administering vaccinations, cancer screenings, and providing preventive care, thereby bolstering our social impact, community health, and relationships with key stakeholders.

By the end of 2025, all mining operations in Mexico and Peru maintained ISO 45001 certification. The Safe and Healthy Work Environments certification (ELSSA) issued by the Mexican Social Security Institute (“IMSS”) was renewed for operations in Mexico, reinforcing our strong commitment to health, safety, and overall employee well-being.

Talent Attraction and Recruiting

As part of our talent attraction strategy, we have enhanced our employer brand through targeted initiatives in an effort to reinforce our reputation as an employer of choice across the regions where we operate. We recognize the strategic role of digital platforms in modern talent acquisition and stakeholder engagement. Accordingly, we expanded our LinkedIn presence, boosting followers by 30% last year and achieving a 22% engagement rate in 2025—among the highest in the mining industry, while actively participating in job fairs, reinforcing our presence at leading universities across the countries in which we operate.

We run structured recruitment and development programs to attract, develop, and retain high-potential early-career talent, integrating university trainees and young professionals into our operations. In 2025, we recruited over 216 university trainees from diverse academic disciplines in Mexico and 196 trainees in Peru, supporting long-term workforce sustainability and strategic Human Resources planning.

Over 48% of the roles are filled by internal employees and we have a retention rate of approximately 90% as of December 31, 2025. We boosted visibility of our internal career opportunities by leveraging internal platforms to promote employee development and professional growth.

We maintain transparent recruitment processes and are committed to upholding the principles of human rights, inclusivity, equity, merit, and equal employment opportunity in accordance with applicable laws and regulations.

Employee Engagement

Every year we make concerted efforts to enhance employee engagement; foster a positive organizational environment; and strengthen our culture. Our employees’ perspective is essential to gauging loyalty, satisfaction, and engagement across the organization. In 2025, we conducted our “ECO” opinion survey across all operating units, evaluating 18 key factors to shape two-year, targeted action plans. Employee engagement is measured on a five-point Likert scale, with the aggregate score reflecting overall engagement levels. In 2025, 13,373 employees completed the survey (81% participation), yielding an overall engagement score of 4.12.

For the fifth consecutive year, in 2025, our Sonora Metallurgical Complex was certified as one of the best places to work by Great Place to Work Mexico. This award acknowledges our organization's dedication to fostering an inclusive and innovative work culture that prioritizes the well-being of its employees.

In 2025, our Metallurgical Complex in Sonora won the following awards, competing against over 100 organizations in Mexico and Latin America in the 500 to 5,000 employees category:

•	8th place in The Best Workplaces in Mexico 2025
•	7th place in The Best Workplaces for Women in Mexico 2025
•	4th place in The Best Workplace Regional Northwest 2025.
•	94th place in The Best Workplaces in Latin America 2025
•	Recognition among the 100 Best Chief Human Resources Officers in Mexico 2025
•	Recognition among the 100 Best Chief Executive Officers in Mexico 2025

The Company has a corporate social responsibility policy that is designed to integrate its operations with local communities in our areas of influence. This policy focuses on creating permanent and positive relationships to generate optimal social conditions and promote sustainable development in the area. We continue to make significant expenditures for community programs.  For additional information on our community programs, refer to Corporate Social Responsibility under Note 13 “Commitments and Contingencies” to the consolidated financial statements.

2026 Strategic Workplace Plan

We strive to create a workplace culture where our personnel feel included, welcomed and valued for their personal and professional contributions. This vision is grounded in our core values of respect, honesty and responsibility.

In line with our Code of Conduct and Human Rights Policy, our objectives are to (i) cultivate an organizational culture that fosters equality and well-being, emphasizing excellence, equal opportunity, inclusivity and non-discrimination, (ii) enhance the sensitivity, knowledge and skills in our leaders and employees to build diverse and inclusive teams and promote a culture of respect, and (iii) extend this inclusive culture to the communities in which we operate.

We developed our 2026 Strategic Workplace Plan with six strategic initiatives:

1. Communication: to implement awareness initiatives on inclusivity, equity, and non-discrimination to foster diverse, inclusive, and safe work environments.

2. Training: to deliver comprehensive training programs to strengthen awareness, understanding, and respect for inclusivity and equity, while promoting collaborative practices that support inclusive and equitable teams.

3. Data generation and statistics: to establish and maintain robust data collection and reporting mechanisms to measure, analyze, and monitor inclusivity and equity indicators and strategic outcomes.

4. Modifications of infrastructure: to adapt workplace infrastructure to ensure accessibility and alignment with the diverse needs of our workforce.

5. Hiring: to strategically leverage inclusivity and equity data to design recruitment practices and promote fair representation, equity, and excellence across all organizational levels and business units.

6. Retention: to implement initiatives that foster an environment where employees feel valued, supported, and safe, promoting engagement and long-term retention.

We have established and implemented formal procedures to uphold a Zero Tolerance Policy for workplace harassment in Mexico and Peru, reinforcing our commitment to a safe, respectful, and violence-free work environment. These procedures, disclosed in Mexico in 2025, foster fair and equitable resolution processes; encourage good faith reporting through a strict non-retaliation policy; provide secure and confidential reporting channels for submitting complaints; and ensure timely investigation and responses to allegations, all while prioritizing the well-being of our employees. To further strengthen the effective application of this policy in Mexico, we conducted specialized training for organizational leaders, who are designated as first responders, to equip them with the skills to prevent, identify, and address workplace violence. In total, 1,400 leaders were trained across our operating units.

In 2025, as part of a company-wide effort across Grupo Mexico, we launched the “Women Who Inspire” program to showcase the success stories of our female talent and highlight opportunities for growth and development within the Company. This initiative reinforces our commitment to inclusion and gender equity, celebrating role models who strengthen our organizational culture and motivate future generations of women across the organization.

CODE OF ETHICS

All of our employees, including our new hires, must certify compliance with the Code of Ethics yearly by reviewing and signing this principal document, which serves as our primary guidance tool for professional conduct in terms of ethical obligations, both in our business dealings and our interpersonal relationships.

LABOR MATTERS

For additional discussion of labor matters, refer to the information contained in Note 13 “Commitments and Contingencies” of the consolidated financial statements.

Peru

As of December 31, 2025, 50.8% of our 5,432 Peruvian employees were unionized. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation. The Company maintains regular dialogue with union representatives to ensure labor harmony and proper management of labor relations. The Company has collective bargaining agreements with each of the six unions, the earliest of which expires in 2027 and the latest, in 2033. These agreements govern benefits related to compensation and working conditions.

In the fourth quarter of 2024, the Company signed long-term extensions of the collective bargaining agreements with five of its six unions, each for a term of six years, with such term commencing on the day after the expiration of the prior agreements, in accordance with the law. As a result of entering into these agreements, in the fourth quarter of 2024, the Company paid signing bonuses to each worker belonging to the corresponding unions, totaling approximately $62 million.

In February 2025, the Company signed a three-year extension of the collective bargaining agreement with the remaining union. The Company paid signing bonuses to each worker belonging to the union, totaling approximately $6.3 million. The extensions to each collective bargaining agreement allow the Company to ensure that economic benefits and working conditions are consistently applied to all unionized workers. Additionally, the Company reached an agreement with each of the six unions to ensure uninterrupted operation of its facilities, preventing stoppages by unions and unionized workers during the extension periods agreed to in each extension agreement.

In the second quarter of 2025, the Company began implementing the collective bargaining agreements with each of the six unions. Meetings with union representatives have been held to coordinate the execution of the agreed provisions and to agree on additional measures, ensuring that operations can proceed normally through at least 2027.

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

Mexico

As of December 31, 2025, 71.2% of our 11,156 Mexican employees were unionized. These individuals are represented by ten collective bargaining agreements with four labor unions. Under Mexican law, the terms of employment for unionized workers are set forth in collective bargaining agreements. Mexican companies negotiate the salary provisions of collective bargaining agreements with the labor unions on an annual basis and negotiate other benefits every two years. We conduct negotiations separately at each mining complex and each processing plant.

Our Taxco mine in Mexico has been on strike since July 2007. For further discussion of this labor matter, refer to the information contained under the caption “Labor matters” in Note 13 “Commitments and Contingencies” of the consolidated financial statements.

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

Energy generates the main cost in mining, so concern for its conservation and efficient usage is critical. We have energy management committees at most of our mines, which meet periodically to discuss consumption and to develop measures aimed at saving energy. Alternative sources are also being analyzed at the corporate level, including both traditional and renewable energy sources. This approach has helped us to develop a culture of energy conservation directed at ensuring the sustainability of our operations.

Peru:

Fuel: In Peru, we obtain fuel primarily from Valero Peru, a local subsidiary of Valero Energy Corporation, a U.S. producer of fuel and power. The Company believes that adequate supplies of fuel are available for its operations in Peru.

Electricity: In June 2014, we entered into a power purchase agreement for 120 megawatts (“MW”) with the state owned company Electroperu S.A., which began supplying energy to our Peruvian operations for a twenty-year period that started on April 17, 2017. In July 2014, we entered into a power purchase agreement for 120MW with a private power generator Kallpa Generacion S.A. (“Kallpa”), which began supplying energy to our Peruvian operations for a ten-year period that started on April 17, 2017. In May 2016, we signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy to the operations related to the Toquepala expansion and to other minor projects for a period starting on May 1, 2017, and ending on April 30, 2029. We feel confident that additional power can be obtained from the Peruvian national grid, should the need arise.

Additionally, we have nine megawatts of power generation capacity from two small hydro-generating facilities at Cuajone. Power is distributed over a 224-kilometer transmission line circuit, which is connected to the Peruvian network.

Water: We have water rights or licenses for up to 2,011 liters per second from well fields at the Huaitire-Gentilar, Vizcachas and Titijones aquifers and surface water rights from Lake Suches. Three additional water sources are: Quebrada Honda, Quebrada Tacalaya and a smaller resource from the Cuajone mine pit. We believe these water sources are sufficient to supply the water demands of our operating units at Toquepala and Cuajone. Additionally, we have permits in Ilo to use water at three desalination plants that generate water for industrial use and domestic consumption; we believe these facilities will produce sufficient water to cover the requirements of both current and projected needs. Additionally, we have two licenses for the use of non-desalinated seawater for the Ilo smelter plant.

The Branch has a surface water permit for the Locumba river, which will facilitate the conservation and maintenance of a portion of the wetlands in Ite. The Branch also has a wastewater permit (agricultural drainage water) for the San Camilo artificial lagoon, which will be used in the construction stage of the Tia Maria Project. The Company has also been granted a permit to use small volumes of surface water for exploration purposes at the Michiquillay Project. The Company has also been studying alternative sources of water to cover future needs as operations expand and our mining projects grow.

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

Electricity: Electricity is used as the main energy source at our mining complexes. We purchase most of our electricity from Mexico Generadora de Energia S. de R. L. (“MGE”), a subsidiary of Grupo Mexico which has two power plants designed to supply power to La Caridad and Buenavista units. In 2025, MGE supplied 11.5% of its power output to third party energy users. These plants are natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts. In 2012, we entered into a power supply agreement with MGE that will last until 2032. The first plant was completed in 2013 and the second in 2014. The first plant began to supply power to the Company in December 2013, and the second plant in June 2015.

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

Some IMMSA mining operations also purchase electricity from Eolica el Retiro, S.A.P.I de C.V. (“Eolica”), a windfarm energy producer that is an indirect subsidiary of Grupo Mexico. In August 2013, IMMSA and other of the Company’s mining operations entered into a purchase agreement and in late 2014 started to purchase electricity from Eolica. Due to the nature of the production process, there is not a fixed power capacity contracted. In 2025, Eolica el Retiro supplied approximately 16.5% of its power output to IMMSA and Mexcobre.

On February 20, 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V., and indirect subsidiary of Grupo Mexico, to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement commenced in the third quarter of 2024. In 2025, Parque Eolico de Fenicias supplied approximately 98.1% of its power output to IMMSA.

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

LEGAL AND REGULATORY MATTERS

To the Company's knowledge, during the period from January 1, 2024 through December 31, 2025, no legal, environmental, labor or tax regulations came into effect in the jurisdictions where the Company operates that (i) required the Company to incur material costs of compliance, (ii) had a material adverse effect on the Company’s operations, or (iii) materially impacted the execution of the Company’s projects. As of the date of this report, the Company believes that its facilities in Peru and Mexico are in material compliance with all applicable environmental, mining and other laws and regulations in their respective jurisdictions.

On September 15, 2024, the Mexican Congress approved a constitutional reform to the Judicial Branch that replaces the existing appointment-based system for selecting judges with a system of popular election of Congress pre-selected judges. The implementation of this reform is ongoing, and the Company cannot currently assess its potential impact on the Mexican federal judicial system or the Company's operations.

For a discussion of environmental and labor matters, reference is made to the information contained in Note 13 “Commitments and Contingencies” of the consolidated financial statements. For more information on tax matters, refer to Note 7 “Income taxes” of the consolidated financial statements.

MINING RIGHTS AND CONCESSIONS

Peru:

We have 164,805 hectares in concessions from the Peruvian government for our exploration, exploitation, extraction and production operations, at various sites, as follows:

	Toquepala	Cuajone	Ilo	Other	Total

	(hectares)
Mine concessions	27,413	27,431	4,670	105,291	164,805

We believe that our Peruvian concessions are in full force and effect under applicable Peruvian laws and as such, comply with all material terms and requirements applicable to said concessions. The concessions have indefinite terms, subject to our payment of concession fees of up to $3.00 per hectare annually for the mining concessions and a fee based on nominal capacity for the processing concessions. Fees paid during 2025, 2024 and 2023, were approximately $6.3 million, $5.2 million and $3.4 million, respectively. We have two types of mining concessions in Peru: metallic and non-metallic concessions. Although ownership is not required in order to explore or mine a concession, we make efforts to acquire the land related to our Peruvian concessions. We also own all of the processing facilities of our Peruvian operations and the land on which they are built.

Mexico:

In Mexico we have 505,788 hectares in concessions from the Mexican government for our exploration and exploitation activities as outlined on the table below:

	IMMSA	La Caridad	Buenavista	Projects	Total

	(hectares)
Mine concessions	223,124	103,966	93,706	84,993	505,788

We believe that our Mexican concessions are in full force and in effect under applicable Mexican laws and that we are in compliance with all material terms and requirements applicable to these concessions. Under Mexican law, mineral resources belong to the Mexican nation and a concession from the Mexican federal government is required to explore or mine mineral reserves. Our mining concessions have a 50-year term that can be renewed for another 50 years. Holding fees for mining concessions can be from $0.52 to $11.43 per hectare depending on the start date of the mining concession. Fees paid during 2025, 2024 and 2023 were approximately $11.4 million, $11.6 million and $11.7 million, respectively. In addition, all of our operating units in Mexico have water concessions that are in full force and effect. Although ownership is not required in order to explore or mine a concession, we generally own the land related to our Mexican concessions. We also own all of the processing facilities of our Mexican operations and the land on which they are built.

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

CAUTIONARY STATEMENT

This report contains forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements in this report and in other Company statements are all statements other than statements of historical facts, such as plans, projections, or expectations relating to business outlook, strategy, goals or targets; global market conditions, production and sales volumes, expected commencement dates of mining or metal production operations, projected quantities of future metal production, anticipated production rates, operating efficiencies, costs and expenditures, including taxes, as well as projected demand or supply for the Company’s products. Actual results could differ materially depending upon certain factors, including the risks and uncertainties relating to general U.S. and international economic and political conditions, the cyclical and volatile prices of copper, other commodities and supplies, including fuel and electricity, the availability of materials, insurance coverage, equipment, required permits or approvals and financing, the occurrence of unusual weather or operating conditions, lower than expected ore grades, water and geological problems, the failure of equipment or processes to operate in accordance with specifications, failure to obtain financial assurance to meet closure and remediation obligations, labor relations, litigation and environmental risks, as well as political and economic risk associated with foreign operations. Results of operations are directly affected by metal prices on commodity exchanges, which can be volatile.

We undertake no obligation to update any forward-looking statements, which speak only as of the date of this report. We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements.

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

Our financial performance is significantly affected by the market prices of the metals that we produce, particularly the market prices of copper, molybdenum, zinc and silver. Historically, these prices have been subject to wide fluctuations and are affected by numerous and complex factors beyond our control. Market prices are affected by a number of factors, including global economic and political conditions in general, and in particular by: international policies and regulations in the ambits of trade, taxes and tariffs; levels of supply and demand; the availability and cost of substitutes; inventory levels maintained by users; actions of participants in the commodities markets; interest rates; expectations regarding future inflation rates; currency exchange rates and changes in technology. In addition, the market prices of copper and certain other metals have on occasion been subject to rapid short-term changes. At the start of the pandemic in 2020, copper prices were initially negatively impacted by economic uncertainty. Copper prices began to recover in mid-2020 and continued to strengthen, reaching record levels in 2025. Volatility in global economic growth, particularly in developing countries, has the potential to adversely affect future demand and prices for commodities. Geopolitical uncertainty and protectionism have the potential to inhibit international trade and negatively impact business confidence, which can create price volatility and constraints on our ability to trade in certain markets.

In addition to the factors discussed above, copper prices may be affected by demand from China, which is currently the largest consumer of refined copper and concentrate in the world.

Over the last three years, approximately 75.9% of our revenues were generated from the sale of copper; 10.9% from molybdenum; 5.7% from silver; and 3.6% from zinc. Please see the distribution of our revenues per product on Item 8 “Financial Statements and Supplementary Data” Note 18 “Segment and Related Information—Sales value per segment”.

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

Through 2025, the Company recognized the expected future tax benefit from deferred tax assets when the tax benefit was considered more likely than not to be realized. A valuation allowance is provided for those deferred tax assets for which management believes that the related benefits will not be realized. Determining the amount of the valuation allowance and assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income and existing tax laws. There can be no assurance that the Company will be able to recognize the expected future benefits of deferred tax assets; this inability could have a material adverse effect on the Company’s financial results.

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

During recent years, social and political demands have caused violence which could result in damage to, or destruction of, mining operations resulting in monetary losses and possible legal liability.

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

Our operations are subject to risks associated with the management of waste rock and tailings storage facilities, which are subject to significant environmental, safety and engineering challenges that could adversely affect our business.

The waste rock and tailings produced in our mining operations represent our largest volume of waste material. Managing a high volume of waste rock and tailings presents significant environmental, safety and engineering challenges and risks primarily relating to structural stability, geochemistry, water quality and dust generation. We maintain large tailings impoundments containing ground rock sand that is moistened with water; these areas are effectively large dams that must be engineered, built and monitored to assure structural stability and avoid leakages or structural collapse. Our tailings impoundments must have effective programs to suppress dust emissions to meet regulatory requirements, which vary depending on the jurisdiction, and to limit potential impacts of our operations’ dust emissions on the environment and the adjacent communities. Management of this waste is regulated in the jurisdictions where we operate and our waste management programs are designed to comply with our permits, approved environmental impact studies and applicable laws.

Defects and/or failures of tailings storage facilities, other impoundments or stockpiles at any of our mining operations could cause severe, and in some cases catastrophic, property and environmental damage and loss of life, as well as adversely affect our business and reputation.

The importance of careful design, management and monitoring of large tailings impoundments has grown in recent years due to large-scale tailings dam failures at the mining operations of companies, unaffiliated with the Company, which caused extensive property and environmental damage and, in certain instances, resulted in the loss of life. The failure or loss of integrity of a tailings storage facility or related waste management infrastructure—whether due to operational deficiencies, extreme weather events, seismic activity, regulatory constraints or other factors beyond our control—could result in the release of tailings, process water or other materials, causing environmental harm and potential impacts to surrounding communities, damage to, or destruction of mining operations, resulting in monetary losses and possible legal liability. Such events could materially adversely affect our results of operations and financial condition, disrupt operations, damage our reputation, and subject the Company to regulatory enforcement actions, fines, remediation obligations and claims from governmental authorities or third parties. For more information regarding our tailings dams, please see Item 2 “Properties—Slope Stability—Tailings Dams.”

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

We require substantial amounts of fuel oil, electricity, water and other resources for our operations. Fuel, gas and power costs constituted approximately 26% of our total production costs in 2025 and 2024, and 29% in 2023. We rely upon third parties for our supply of the energy resources consumed in our operations. Therefore prices for and availability of energy resources may be subject to change or curtailment due to new laws or regulations; imposition of new taxes or tariffs; interruptions in production by suppliers; and variations in global prices or market conditions, among other factors. Regarding water consumption, although each of our operations currently has sufficient water supplies to cover its operational demands, the loss of some or all water rights for any of our mines or operations, in whole or in part, shortages relative to the water to which we have rights or a lack of additional back-up water supplies at an acceptable cost, or at all, could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities, thereby increasing and/or accelerating costs or foregoing profitable operations. In addition, future shortages of critical parts, equipment and skilled labor could adversely affect our operations and development projects.

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

In 2025, we recorded four fatalities (three employees and one contractor). In 2024, we recorded one fatality of a contractor and in 2023, we recorded five fatalities (two contractors and three employees). The amounts paid to the Mexican and Peruvian authorities for reportable accidents had no adverse effects on our results. Under Mexican and Peruvian law penalties and fines for safety violations are generally monetary, but in certain cases may lead to the temporary or permanent shutdown of the affected facility or the suspension or revocation of permits or licenses. Additionally, violations of security and safety laws and regulations at our Peruvian operations can be considered criminal activity and punishable by a sentence of up to 10 years of prison.

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

In the last several years, we have experienced several strikes and other labor disruptions that have had an adverse impact on our operations and operating results. As of December 31, 2025, unions represented approximately 51% of our workforce in Peru and 71% in Mexico. Currently, we have labor agreements in effect for our Mexican and Peruvian operations.

Our Taxco mine in Mexico has been on strike since July 2007. It is expected that operations at this mine will remain suspended until these labor issues are resolved. In addition, workers at the San Martin mine were on strike from July 2007 to August 2018. After eleven years of an illegal stoppage, we resumed control of the San Martin mine in August 2018. During this period, the San Martin facilities deteriorated, and we undertook a major renovation to restart operations during the second quarter of 2019 for a total expense of approximately $90.5 million. For additional information, see Item 2, “Properties—Mexican IMMSA Unit—San Martin and Taxco”, and Note 13, “Commitments and Contingencies—Labor matters”, to the consolidated financial statements.

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

On April 30, 2022, the Peruvian government issued a Ministerial Resolution to set up a three-party-dialogue-table involving community members, government representatives and Company executives to better understand and address the concerns of all parties. Between 2023 and 2024, several meetings were held with community representatives, but no agreements were reached. In January 2025, new community representatives were appointed for two years. These individuals have demonstrated a greater willingness to engage in dialogue and are interested in collaborating with the Company on joint social programs. As of January 2026, the Company continues to engage in ongoing discussions with community representatives, and we are implementing high-impact projects that address community needs. Additionally, several preliminary meetings were held to evaluate reopening negotiations to purchase land required for the Cuajone operations.

However, we cannot guarantee that any additional incidents will not arise or assert that any future incidents that occur will imply no adverse impacts for our facilities, the results of our operations or our financial position.

In addition, collective action lawsuits and civil action lawsuits have been filed against the Company in Mexico through both federal courts and state courts in Sonora. Constitutional lawsuits have also been filed against various government authorities and the Company. These lawsuits are seeking damages and demand remediation actions to restore the environment. The Company believes that the lawsuits are without merit and that it is not possible to determine the extent of the damages sought. Moreover, the Company cannot offer any assurances that the outcome of these lawsuits will not have adverse effects on the Company.

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

As of December 31, 2025, Grupo Mexico owned indirectly 88.9% of our capital stock. Some of our officers and directors, and those of Minera Mexico, are also directors and/or officers of Grupo Mexico and/or of its affiliates. We cannot assure you that the interests of Grupo Mexico will not conflict with those of our minority stockholders. Grupo Mexico has the ability to determine the outcome of substantially all matters submitted for a vote to our stockholders and thus exercises control over our business policies and affairs, including the following:

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

Developments in the United States, Europe and emerging market countries may adversely affect the Company business, the market value and trading price of our common stock and our debt securities.

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

Potential developments in U.S. policy, regulatory uncertainty, threats or imposition of tariffs and trade tensions may materially affect our business, financial condition and results of operations.

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

Changes in international trade policies and relationships may materially adversely affect global commodity prices and market conditions and our business, financial condition and results of operations. The adoption and expansion of trade restrictions; tariffs, taxes or other governmental trade measures and uncertainty about such trade measures could reduce the demand for our products, increase our costs, disrupt customer and supplier relationships and harm the U.S. economy, any of which could materially impair our cash flows, competitive position, financial condition and results of operations. In July 2025, the U.S. announced trade agreements with the European Union and Japan. On July 30, 2025, the U.S. announced a 50% tariff on semi-finished copper products and copper-intensive derivative products, which became effective on August 1, 2025. Additionally, reciprocal tariffs with China have been suspended until November 10, 2026. On February 20, 2026, the U.S. Supreme Court issued an opinion that limited the President’s authority to impose certain tariffs under emergency powers, which may affect the scope, duration and future use of tariff measures by the U.S. presidential administration. In response, the U.S. presidential administration declared they would impose a 15% global tariff. These developments have produced and may continue to produce market volatility for our principal products and our common stock. We cannot assure investors that future tariff actions, trade tensions, or related regulatory changes will not adversely affect our product prices, stock price, financial condition or results of operations.

Although we maintain risk management and mitigation programs, we cannot assure that these measures will successfully prevent or lessen the impact of political, regulatory, and trade-related risks on our operations and financial results.

Other international risks

We are a company with substantial assets located outside of the United States. We conduct production operations in Peru and Mexico and exploration activities in these countries as well as in Chile and Argentina. Accordingly, in addition to the usual risks associated with conducting business in foreign countries, our business may be adversely affected by political, economic and social uncertainties in each of these countries. Such risks include possible expropriation or nationalization of property, confiscatory taxes or royalties, possible foreign exchange controls, changes in the national policy toward foreign investors, extreme environmental standards, etc.

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

We may be adversely affected by natural disasters, pandemics and other catastrophic events, and by man-made problems such as terrorism, which could disrupt our business operations and our business continuity. Furthermore, disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters, adverse weather conditions, floods, pandemics, acts of terrorism and other catastrophic or geo-political events may cause damage or disruption to our operations, international commerce and the global economy, which could have an adverse effect on our business, operating results, and financial condition.

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

Between 2019 and February 2026, Peru experienced heightened political instability in a context marked by ongoing investigations into allegations of corruption and confrontation on the political front. Significant political turmoil in Peru led to a shutdown of the Peruvian Congress and the removal of five Peruvian presidents.

On October 10, 2025, the Peruvian congress invoked its powers under the Constitution to remove the President from office, amidst general concerns about rising threats to personal security throughout the country. The president of the

Peruvian congress immediately assumed the presidency, in the absence of a Vice President. However, on February 17, 2026, the interim president was impeached four months into his term. On February 18, 2026, a new interim president was appointed. This new president leads a transitional government in Peru, which is due to hold general elections in April 2026 amidst political turmoil.

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

In addition, public safety organizations in Mexico are under significant stress, as a result of drug-related violence. Recently, in February 2026, clashes between organized crime factions and federal authorities in Jalisco and Guanajuato resulted in periods of instability, disrupting commercial and logistics activities in such areas. This situation creates potential risks, particularly for transportation of minerals and finished products, which may affect a small portion of our production. Drug-related violence has had a limited impact on our operations, as it has tended to concentrate outside of our areas of production. The potential risks to our operations might increase if the violence spreads to our areas of production.

On May 9, 2023, Mexican Congress approved several changes effective immediately to the Mining Law, the National Waters Law, the General Law of Ecological Balance and Environmental Protection and the General Law for the Prevention and Integral Management of Waste. The main aspects of the Company´s business that will be affected by the legislation are the terms for mining concessions from 50 to 30 years; new conditions on water use; provision of guarantees for site closure and remediation; a new 5% contribution of net earnings to indigenous communities for new projects and significant changes to exploration rules.

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

Additionally, on September 15, 2024, the constitutional reform to the Judiciary approved by the Mexican Congress was published and became effective, which establishes that judges, magistrates and ministers of the Mexican Supreme Court of Justice will be elected by the citizens. It is currently not possible to determine the effects of the reform on the Company's operations.

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

Inflation in Peru in 2025, 2024 and 2023 was 1.5%, 2.0% and 3.2%, respectively. In 2025, the sol appreciated 10.7% against the U.S. dollar, versus a 1.5% depreciation in 2024 and a 2.8% appreciation in 2023. Although the Peruvian government’s economic policy reduced inflation and the economy has experienced significant growth in the past decade, we cannot assure you that inflation will not increase from its current level or that such economic growth will continue in the future at similar rates or at all. Additionally, a global financial economic crisis could negatively affect the Peruvian economy.

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

Although all of our Mexican operations’ sales of metals are priced and invoiced in U.S. dollars, a substantial portion of its costs are denominated in pesos. Accordingly, when inflation in Mexico increases without a corresponding depreciation of the peso, the net income generated by our Mexican operations is adversely affected. Inflation in Mexico was 3.7% in 2025, 4.2% in 2024 and 4.7% in 2023. The peso appreciated 11.4% against the U.S. dollar in 2025, versus a 20.0% depreciation in 2024 and a 12.7% appreciation in 2023. The peso has been subject in the past to significant volatility, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future.

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

Cybersecurity Incident Impact

While we identified no cybersecurity incidents, we have been subject to attempted cybersecurity threats and will likely continue to be subject to such attempts in the future. For additional discussions of risks from cybersecurity threats we face, see Item 1A “Risk Factors”. There were no material cybersecurity incidents in 2025.

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

MOLYBDENUM PRODUCTION

Molybdenum is recovered from copper-molybdenum concentrates produced at the concentrator. The copper-molybdenum concentrate is first treated with a thickener until it becomes slurry. The slurry is then agitated in a chemical and water solution and pumped to the flotation separator. The separator creates a froth that carries molybdenum to the surface but not the copper mineral (which is later filtered to produce copper concentrates). The molybdenum froth is skimmed off, filtered and dried to produce molybdenum concentrates.

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

PRODUCTION OVERVIEW

The table below provides an overview of Southern Copper’s aggregate annual production for all of its properties during each of the three most recently completed fiscal years:

				Variance
	Year Ended December 31,			2025 -2024		2024 -2023
	2025	2024	2023	Volume	%	Volume	%
COPPER (thousand pounds):
Mined	2,108,212	2,146,971	2,008,438	(38,759)	(1.8)%	138,533	6.9%
Smelted	1,272,345	1,347,597	1,383,597	(75,252)	(5.6)%	(36,000)	(2.6)%
Refined	1,348,157	1,403,040	1,419,817	(54,883)	(3.9)%	(16,777)	(1.2)%
Rod	346,280	336,785	340,182	9,495	2.8%	(3,397)	(1.0)%
SILVER (thousand ounces)
Mined	24,188	20,984	18,408	3,204	15.3%	2,576	14.0%
Refined	12,628	11,999	10,927	629	5.2%	1,072	9.8%
MOLYBDENUM (thousand pounds)
Mined	68,682	63,929	59,164	4,753	7.4%	4,765	8.1%
ZINC (thousand pounds)
Mined	390,171	286,625	144,422	103,546	36.1%	142,203	98.5%
Refined	191,902	217,734	222,695	(25,832)	(11.9)%	(4,961)	(2.2)%
GOLD (ounces)
Mined	71,604	70,056	65,373	1,548	2.2%	4,683	7.2%
Refined	36,651	35,386	37,666	1,265	3.6%	(2,280)	(6.1)%

KEY PRODUCTION CAPACITY DATA

We own and operate all production facilities. The table below provides details on the locations of production facilities as of December 31, 2025 by reportable segment, the processes used, and the key production and capacity data for each location:

					2025	2025 Capacity
Facility Name	Location	Stage	Process	Nominal Capacity(1)	Production	Use(4)
PERUVIAN OPEN‑PIT SEGMENT
Mining Operations
Cuajone open‑pit mine	Cuajone (Peru)	Production	Copper ore milling and recovery, copper and molybdenum concentrate production	90.0 ktpd—ore milled	85.6	95.1%
Toquepala open‑pit mine (Concentrator I+II)	Toquepala (Peru)	Production	Copper ore milling and recovery, copper and molybdenum concentrate production	120.0 ktpd—ore milled	126.6	105.5%
Toquepala SX‑EW plant	Toquepala (Peru)	Production	Leaching, solvent extraction and cathode electrowinning	56.3 ktpy—refined	23.5	41.7%
Processing Operations
Ilo copper smelter	Ilo (Peru)	Production	Copper smelting, blister, anodes production	1,376.1 ktpy—concentrate feed	1,040.7	75.6%
Ilo copper refinery	Ilo (Peru)	Production	Copper refining	294.8 ktpy—refined cathodes	244.2	82.8%
Ilo acid plants	Ilo (Peru)	Production	Sulfuric acid	1,354.93 ktpy—sulfuric acid	976.5	72.1%
Ilo precious metals refinery	Ilo (Peru)	Production	Slime recovery & processing, gold & silver refining	460 tpy	353.6	76.9%
MEXICAN OPEN‑PIT SEGMENT
Mining Operations
Buenavista open‑pit mine; Concentrator I	Sonora (Mexico)	Production	Copper ore milling & recovery, copper and zinc concentrate production	86.0 ktpd—milling	86.0	100.0%
Concentrator II				120.0 ktpd—milling	115.0	95.9%
Zinc concentrator				20.0 ktpd—milling	16.4	82.2%
Buenavista: SX‑EW plant I	Sonora (Mexico)	Production	Leaching, solvent extraction & refined cathode electrowinning	11.0 ktpy—refined	—	—%
SX‑EW plant II	Sonora (Mexico)	Production	Leaching, solvent extraction & refined cathode electrowinning	43.8 ktpy—refined	25.6	58.5%
SX‑EW plant III	Sonora (Mexico)	Production	Leaching, solvent extraction & refined cathode electrowinning	120.0 ktpy—refined	66.2	55.2%
La Caridad open‑pit mine	Sonora (Mexico)	Production	Copper ore milling & recovery, copper & molybdenum concentrate production	94.5 ktpd—milling	96.0	101.6%
La Caridad SX‑EW plant	Sonora (Mexico)	Production	Leaching, solvent extraction & cathode electrowinning	21.9 ktpy—refined	24.2	110.6%
Processing Operations
La Caridad copper smelter	Sonora (Mexico)	Production	Concentrate smelting, anode production	1,000 ktpy—concentrate feed	1,021.2	102.1%
La Caridad copper refinery	Sonora (Mexico)	Production	Copper refining	300 ktpy copper cathode	227.8	75.9%
La Caridad copper rod plant	Sonora (Mexico)	Production	Copper rod production	150 ktpy copper rod	157.1	104.7%
La Caridad precious metals refinery	Sonora (Mexico)	Production	Slime recovery & processing, gold & silver refining	1.8 ktpy—slime	1.0	55.7%
La Caridad sulfuric acid plant	Sonora (Mexico)	Production	Sulfuric acid	1,565.5 ktpy—sulfuric acid	1,053.8	67.3%
IMMSA SEGMENT
Underground mines
Charcas	San Luis Potosi (Mexico)	Production	Copper, zinc, lead milling, recovery & concentrate production	1,460 ktpy—ore milled	1,274.6	87.3%
San Martin	Zacatecas (Mexico)	Production	Lead, zinc, copper & silver mining, milling recovery & concentrate production	1,606 ktpy—ore milled	1,457.3	90.7%
Santa Barbara	Chihuahua (Mexico)	Production	Lead, copper and zinc mining & concentrates production	2,190 ktpy—ore milled	1,800.0	82.2%
Santa Eulalia (2)	Chihuahua (Mexico)	Suspended	Lead & zinc mining and milling recovery & concentrate production	547.5 ktpy—ore milled	—	—%

Taxco(3)	Guerrero (Mexico)	Suspended	Lead, zinc silver & gold mining recovery & concentrate production	730 ktpy—ore milled	—	—%
Processing Operations
San Luis Potosi zinc refinery	San Luis Potosi (Mexico)	Production	Zinc concentrates refining	105.0 ktpy zinc cathode	87.0	82.9%
San Luis Potosi sulfuric acid plant	San Luis Potosi (Mexico)	Production	Sulfuric acid	180.0 ktpy sulfuric acid	168.6	93.7%

ktpd = thousands of tonnes per day

ktpy = thousands of tonnes per year

Tpy = tonnes per year

(1)	Our estimates of actual capacity under normal operating conditions contemplating an allowance for normal downtime for repairs and maintenance and are based on the average metal content for the relevant period.
(2)	The Santa Eulalia mine suspended its operations in the first quarter of 2020 due to flooding.
(3)	The Taxco mine has been on strike since July 2007.
(4)	In some cases, real production exceeds nominal capacity due to higher grades and recovery rates.

OTHER PROPERTIES

The table below provides details on the locations and other information as of December 31, 2025 for our properties under development or exploration. These properties are also owned and operated by SCC.

Property Name	Location	Stage	Mineralization	Mineral rights and acreage
Other properties in Peru
Tia Maria	Arequipa (Peru)	Development	Porphyry copper deposit; economic mineralization is oxide copper.	Consists of 55 concessions covering approximately 34,790 hectares.
Los Chancas	Apurimac (Peru)	Exploration	Porphyry copper–molybdenum deposit; copper sulfides are dominant.	Consists of 31 concessions, covering approximately 22,700 hectares.
Michiquillay	Cajamarca (Peru)	Exploration	Porphyry copper–molybdenum–gold deposit; copper sulfides are dominant.	Consists of 18 concessions covering approximately 4,051 hectares.
Other properties in Mexico
El Pilar	Sonora (Mexico)	Development	Predominantly consists of the copper oxide mineral chrysocolla.	Consists of 19 concessions covering approximately 9,571 hectares.
El Arco	Baja California (Mexico)	Development	Porphyry copper deposit; mineralization occurs in three sub-horizontal zones.	Consists of 11 concessions covering approximately 72,133 hectares.

PROPERTY BOOK VALUE

As of December 31, 2025, net book values of property and mine development were as follows (in millions):

Peruvian operations:
Cuajone	$779.0
Toquepala	1,852.8
Tia Maria project	371.4
Ilo and other support facilities	557.0
Construction in progress	674.7
Total Peru	$4,235.0
Mexican open‑pit operations:
Buenavista mine and concentrator plants	$2,540.4
Buenavista SX‑EW and Quebalix	655.3
La Caridad mine and concentrator plant	808.0
La Caridad support facilities	250.6
Construction in progress	628.4
Total Mexico Open Pit	$4,882.8
Mexican IMMSA unit:
San Luis Potosi	$84.6
Zinc electrolytic refinery	75.3
Charcas	123.6
San Martin	122.6
Santa Barbara	214.3
Santa Eulalia	18.2
Other facilities	4.5
Construction in progress:
- Zinc electrolytic refinery	10.0
- Charcas	51.1
- San Martin	27.8
- Santa Barbara	67.0
- Santa Eulalia	1.8
- Other Facilities	3.0
Total IMMSA Unit	$803.6
Other property:
El Pilar	$122.3
Mexicana del Arco	108.3
Total	$230.6
Mexican administrative offices	$120.3
Total Mexico	$6,037.3
Total Southern Copper Corporation	$10,272.2

SUMMARY OPERATING DATA

The following table contains certain operating data underlying our financial and operating information for each of the periods indicated.

				Variance
	Year Ended December 31,			2025 -2024		2024 -2023
	2025	2024	2023	Volume	%	Volume	%
COPPER (thousand pounds):
Mined
Peru open‑pit
Toquepala	495,751	496,428	440,165	(677)	(0.1)%	56,263	12.8%
Cuajone	358,828	363,454	328,990	(4,626)	(1.3)%	34,464	10.5%
SX‑EW Toquepala	51,845	53,165	55,672	(1,320)	(2.5)%	(2,507)	(4.5)%
Mexico open‑pit
La Caridad	212,010	206,628	193,596	5,382	2.6%	13,032	6.7%
Buenavista	711,461	769,323	725,216	(57,862)	(7.5)%	44,107	6.1%
SX‑EW La Caridad	53,399	51,257	50,691	2,142	4.2%	566	1.1%
SX‑EW Buenavista	202,388	185,210	193,024	17,178	9.3%	(7,814)	(4.0)%
IMMSA unit	22,529	21,506	21,084	1,023	4.8%	422	2.0%
Total Mined	2,108,212	2,146,971	2,008,438	(38,759)	(1.8)%	138,533	6.9%
Smelted
Peru open‑pit
Blister Ilo	2,985	3,323	4,088	(338)	(10.2)%	(765)	(18.7)%
Anodes Ilo	671,269	790,612	798,342	(119,343)	(15.1)%	(7,730)	(1.0)%
Mexico open‑pit
Anodes La Caridad	598,092	553,662	581,167	44,430	8.0%	(27,505)	(4.7)%
Total Smelted	1,272,345	1,347,597	1,383,597	(75,252)	(5.6)%	(36,000)	(2.6)%
Refined
Peru Open‑pit
Cathodes Ilo	538,321	634,707	638,589	(96,386)	(15.2)%	(3,882)	(0.6)%
SX‑EW Toquepala	51,845	53,165	55,672	(1,320)	(2.5)%	(2,507)	(4.5)%
Mexico Open‑pit
Cathodes La Caridad	502,204	478,701	481,841	23,503	4.9%	(3,140)	(0.7)%
SX‑EW La Caridad	53,399	51,257	50,691	2,142	4.2%	566	1.1%
SX‑EW Buenavista	202,388	185,210	193,024	17,178	9.3%	(7,814)	(4.0)%
Total Refined	1,348,157	1,403,040	1,419,817	(54,883)	(3.9)%	(16,777)	(1.2)%
Rod Mexico Open‑pit—La Caridad	346,280	336,785	340,182	9,495	2.8%	(3,397)	(1.0)%
SILVER (thousand ounces)
Mined
Peru Open‑pit
Toquepala	2,968	3,062	2,615	(94)	(3.1)%	447	17.1%
Cuajone	2,746	2,635	2,395	111	4.2%	240	10.0%
Mexico Open‑pit
La Caridad	2,691	2,208	2,065	483	21.9%	143	6.9%
Buenavista	8,239	6,304	4,669	1,935	30.7%	1,635	35.0%
IMMSA unit	7,544	6,775	6,664	769	11.4%	111	1.7%
Total Mined	24,188	20,984	18,408	3,204	15.3%	2,576	14.0%
Refined
Peru—Ilo	4,196	4,070	3,526	126	3.1%	544	15.4%
Mexico—La Caridad	8,432	7,929	7,398	503	6.3%	531	7.2%
IMMSA unit	—	—	3	—	—%	(3)	(100.0)%
Total Refined	12,628	11,999	10,927	629	5.2%	1,072	9.8%
MOLYBDENUM (thousand pounds)
Mined
Toquepala	23,369	19,771	13,916	3,598	18.2%	5,855	42.1%
Cuajone	9,676	9,740	8,252	(64)	(0.7)%	1,488	18.0%
Buenavista	12,631	12,991	11,937	(360)	(2.8)%	1,054	8.8%
La Caridad	23,006	21,427	25,059	1,579	7.4%	(3,632)	(14.5)%
Total Mined	68,682	63,929	59,164	4,753	7.4%	4,765	8.1%
ZINC (thousand pounds)
Mined
IMMSA	132,740	144,875	144,422	(12,135)	(8.4)%	453	0.3%
Buenavista	257,432	141,750	—	115,682	81.6%	—	—%
Total Mined	390,171	286,625	144,422	103,546	36.1%	453	98.5%
Refined IMMSA	191,902	217,734	222,695	(25,832)	(11.9)%	(4,961)	(2.2)%

(1)	Copper production reported under “smelted” and “refined” is a subset of the mined copper and it is not additive to the mined copper.

SUMMARY DISCLOSURE OF MINERAL RESOURCES

The following table contains the summary of our mineral resources exclusive of mineral reserves as of December 31, 2025, based on long-term price assumptions of $3.80 per pound of copper, $11.50 per pound of molybdenum ($10.35 per pound of molybdenum in the case of our El Arco mine), $23.00 per ounce of silver, $1.32 per pound of zinc, $1.09 per pound of lead and $1,725 per ounce of gold.

	Measured mineral resources			Indicated mineral resources			Measured + Indicated mineral resources			Inferred mineral resources
	Amount		Metal	Amount		Metal	Amount		Metal	Amount		Metal
	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)
Copper:
Peru:
Cuajone Sulfides	61.0	0.35%	468.7	436.3	0.33%	3,201.1	497.3	0.33%	3,669.8	864.6	0.28%	5,417.6
Cuajone Leach	—	—%	—	0.0	0.55%	0.3	0.0	0.55%	0.3	0.0	0.64%	0.2
Toquepala Sulfides	99.3	0.57%	1,241.2	178.8	0.39%	1,524.4	278.2	0.45%	2,765.7	159.2	0.29%	1,006.6
Toquepala Leach	11.3	0.15%	37.4	44.2	0.15%	147.5	55.5	0.15%	185.0	51.5	0.15%	173.6
La Tapada deposit	—	—%	—	90.4	0.21%	420.3	90.4	0.21%	420.3	1.6	0.18%	6.4
Tia Maria deposit	—	—%	—	35.5	0.17%	135.2	35.5	0.17%	135.2	21.8	0.22%	107.8
Los Chancas Oxide	—	—%	—	98.0	0.45%	972.0	98.0	0.45%	972.0	33.0	0.38%	276.0
Los Chancas Sulfide	—	—%	—	52.0	0.59%	676.0	52.0	0.59%	676.0	1,400.0	0.45%	13,889.0
Michiquillay	—	—%	—	—	—%	—	—	—%	—	2,287.9	0.43%	21,554.8
Mexico:
Buenavista Mill	—	—%	—	627.2	0.38%	5,241.7	627.2	0.38%	5,241.7	7,846.6	0.34%	58,474.0
Buenavista Leach	—	—%	—	52.4	0.33%	376.5	52.4	0.33%	376.5	373.4	0.18%	1,457.3
Buenavista zinc plant	—	—%	—	202.8	0.44%	1,985.5	202.8	0.44%	1,985.5	704.6	0.37%	5,809.4
La Caridad Mill	89.0	0.15%	295.4	2,136.0	0.14%	6,675.6	2,224.0	0.14%	6,971.0	5,315.0	0.13%	14,764.0
La Caridad Leach	5.0	0.07%	7.2	112.6	0.07%	160.6	116.6	0.07%	167.8	342.0	0.08%	612.9
Charcas	—	—%	—	17.6	0.35%	133.7	17.6	0.35%	133.7	15.6	0.32%	108.6
Santa Barbara	—	—%	—	17.8	0.46%	178.7	17.8	0.46%	178.7	45.9	0.45%	452.6
San Martin	—	—%	—	13.4	0.62%	182.4	13.4	0.62%	182.4	55.5	0.46%	567.3
El Arco Mill	—	—%	—	826.6	0.41%	7,544.9	826.6	0.41%	7,544.9	2,344.9	0.37%	19,352.3
El Arco Leach	—	—	—	51.3	0.30%	335.3	51.3	0.30%	335.3	63.8	0.25%	350.9
El Pilar	2.2	0.20%	9.0	81.3	0.18%	317.0	83.4	0.18%	326.0	88.6	0.12%	234.4
Pilares Mill	—	—%	—	30.1	0.55%	364.2	30.1	0.55%	364.2	3.4	0.46%	34.4
Pilares Leach	—	—%	—	0.03	0.16%	0.1	0.03	0.16%	0.1	0.01	0.09%	0.02
Total	267.8		2,059.0	5,104.4		30,573.0	5,370.1		32,632.0	22,018.8		144,650.1
Molybdenum:
Peru:
Cuajone	61.0	0.014%	18.6	436.3	0.012%	115.2	497.3	0.012%	133.7	864.6	0.008%	160.2
Toquepala	99.3	0.038%	83.0	178.8	0.021%	81.7	278.2	0.027%	164.8	159.2	0.008%	28.5
Mexico:
Buenavista Mill	—	—%	—	627.2	0.008%	110.7	627.2	0.008%	110.7	7,846.6	0.008%	1,384.1
Buenavista zinc plant	—	—%	—	202.8	0.004%	17.9	202.8	0.004%	17.9	704.6	0.009%	139.8
La Caridad Mill	89.0	0.025%	50.7	2,136.0	0.022%	1,026.5	2,224.0	0.022%	1,076.5	5,315.0	0.024%	2,806.5
El Arco Mill	—	—%	—	826.6	0.008%	146.5	826.6	0.008%	146.5	2,344.9	0.006%	298.2
Pilares Mill	—	—%	—	30.1	0.014%	9.3	30.1	0.014%	9.3	3.4	0.014%	1.1
Total	249.3		152.3	4,437.9		1,507.7	4,686.2		1,659.3	17,238.2		4,818.3
Silver: (2)
Mexico:
Charcas	—	—	—	17.6	57.1	32,221.3	17.6	57.1	32,221.3	15.6	62.7	31,475.6
Santa Barbara	—	—	—	17.8	93.9	53,767.2	17.8	93.9	53,767.2	45.9	81.1	119,680.1
San Martin	—	—	—	13.4	76.3	32,734.6	13.4	76.3	32,734.6	55.5	71.1	126,835.5
El Arco Mill	—	—	—	826.6	1.6	41,875.3	826.6	1.6	41,875.3	2,344.9	1.5	110,887.3
Total	—		—	875.3		160,598.4	875.3		160,598.4	2,461.9		388,878.5
Zinc:
Mexico:
Buenavista zinc plant	—	—%	—	202.8	0.37%	1,645.6	202.8	0.37%	1,645.6	704.6	0.18%	2,858.2
Buenavista Cu plant	—	—%	—	627.2	0.04%	553.2	627.2	0.04%	553.2	7,846.6	0.04%	6,746.6
Charcas	—	—%	—	17.6	3.74%	1,446.0	17.6	3.74%	1,446.0	15.6	3.31%	1,139.3
Santa Barbara	—	—%	—	17.8	3.29%	1,292.0	17.8	3.29%	1,292.0	45.9	3.32%	3,361.6

San Martin	—	—%	—	13.4	1.88%	553.6	13.4	1.88%	553.6	55.5	2.55%	3,120.9
Total	—		—	878.8		5,490.4	878.8		5,490.4	8,668.2		17,226.6
Lead:
Mexico:
Charcas	—	—%	—	17.6	0.24%	94.7	17.6	0.24%	94.7	15.6	0.36%	122.4
Santa Barbara	—	—%	—	17.8	1.66%	650.1	17.8	1.66%	650.1	45.9	1.86%	1,882.4
San Martin	—	—%	—	13.4	0.34%	100.0	13.4	0.34%	100.0	55.5	0.31%	381.6
Total	—		—	48.7		844.8	48.7		844.8	117.0		2,386.4
Gold: (2)
Mexico:
Santa Barbara	—	—	—	17.8	0.15	88.5	17.8	0.15	88.5	45.9	0.12	175.8
El Arco Mill	—	—	—	826.6	0.12	3,226.1	826.6	0.12	3,226.1	2,344.9	0.11	8,053.5
Total	—		—	844.4		3,315	844.4		3,315	2,390.8		8,229.3

(1)	Mineral resources are reported in situ and are current as of December 31, 2025. Mineral resources are reported exclusive of mineral reserves. Figures have been rounded.
(2)	Gold and silver grades are denominated in grams per tonne. Gold and silver contents are expressed in thousand ounces.
(3)	For further information on assumptions used in preparing the mineral resource estimates, for the following operations: Cuajone, Toquepala, Buenavista and La Caridad-Pilares; please refer to their individual property disclosure in this Form 10-K and the technical report summaries prepared by qualified persons, under Exhibits 96.1, 96.2, 96.6 and 96.7, respectively, of the 2024 Form 10-K filed on March 3, 2025.
(4)	For further information on assumptions used in preparing the mineral resource estimates, for the Charcas and Santa Barbara operations; please refer to their individual property disclosure in this Form 10-K and the technical report summaries prepared by qualified persons, under Exhibits 96.10 and 96.11 respectively in the 2024 Form 10-K filed on March 3, 2025.
(5)	For further information on assumptions used in preparing the estimates for the San Martin operations, please refer to their individual property disclosure in this Form 10-K and Chapter 11 of the project technical report summary prepared by qualified persons, under Exhibit 96.13 of the 2023 Form 10-K filed on February 29, 2024.
(6)	For further information on assumptions used in preparing the estimates for the following operations: El Arco, Tia Maria, Los Chancas, Michiquillay and El Pilar, please refer to their individual property disclosure in this Form 10-K and Chapter 11 of the project technical report summaries prepared by qualified persons, under Exhibit 96.10, 96.3, 96.4, 96.5 and 96.9, respectively of 2021 Form 10-K/A filed on March 7, 2022.

SUMMARY DISCLOSURE OF MINERAL RESERVES

The following table contains the summary of our mineral reserves as of December 31, 2025, based on long-term price assumptions of $3.30 per pound of copper, $10.00 per pound of molybdenum ($9.00 per pound of molybdenum in the case of our El Arco mine), $20.00 per ounce of silver, $1,500 per ounce of gold and $1.15 per pound of zinc.

	Proven mineral reserves			Probable mineral reserves			Total mineral reserves
	Amount		Metal	Amount		Metal	Amount		Metal
	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)	(million tonnes)	Grades	Content (million lb)
Copper:
Peru:
Cuajone Mill	580.6	0.51%	6,533.3	882.7	0.45%	8,762.0	1,463.3	0.47%	15,295.3
Cuajone Leach	17.9	0.50%	197.6	0.3	0.72%	5.5	18.3	0.50%	203.1
Toquepala Mill	1,174.9	0.57%	14,811.0	565.4	0.46%	5,685.9	1,740.3	0.53%	20,496.9
Toquepala Leach	2,140.5	0.16%	7,332.5	492.2	0.20%	2,199.5	2,632.6	0.16%	9,532.0
La Tapada deposit	—	—%	—	487.6	0.41%	4,449.2	487.6	0.41%	4,449.2
Tia Maria deposit	—	—%	—	223.8	0.29%	1,412.5	223.8	0.29%	1,412.5
Mexico:
Buenavista Sulfides	—	—%	—	2,246.0	0.44%	21,715.4	2,246.0	0.44%	21,715.4
Buenavista Leach	—	—%	—	2,003.9	0.26%	11,694.7	2,003.9	0.26%	11,694.7
La Caridad Mill	261.5	0.29%	1,644.7	1,637.8	0.21%	7,452.8	1,899.3	0.22%	9,097.5
La Caridad Leach	56.7	0.24%	295.3	268.6	0.16%	940.9	325.3	0.17%	1,236.2
Pilares Mill	—	—%	—	22.3	0.80%	395.2	22.3	0.80%	395.2
Pilares Leach	—	—%	—	1.9	0.37%	15.1	1.9	0.37%	15.1
El Arco Mill	—	—%	—	1,229.5	0.40%	10,822.1	1,229.5	0.40%	10,822.1
El Arco Leach	—	—%	—	140.5	0.27%	846.3	140.5	0.27%	846.3
El Pilar	63.0	0.27%	370.4	254.0	0.25%	1,373.5	317.0	0.25%	1,743.9
Total	4,295.1		31,184.9	10,456.6		77,770.6	14,751.7		108,955.5
Molybdenum:
Peru:
Cuajone	580.6	0.019%	245.7	882.7	0.015%	296.0	1,463.3	0.017%	541.7
Toquepala	1,174.9	0.039%	1,020.1	565.4	0.020%	255.5	1,740.3	0.033%	1,275.5
Mexico:
Buenavista	—	—%	—	1,971.4	0.008%	364.9	1,971.4	0.008%	364.9
La Caridad	261.5	0.042%	243.2	1,637.8	0.036%	1,311.9	1,899.3	0.037%	1,555.1
El Arco Mill	—	—%	—	1,229.5	0.006%	166.7	1,229.5	0.006%	166.7
Pilares	—	—%	—	22.3	0.006%	3.1	22.3	0.006%	3.1
Total	2,017.0		1,509.0	6,309.2		2,398.0	8,326.1		3,907.0
Silver: (2)
Mexico:
El Arco	—	—	—	1,229.5	1.8	70,464.9	1,229.5	1.8	70,464.9
Total	—		—	1,229.5		70,464.9	1,229.5		70,464.9
Zinc:
Mexico:
Buenavista zinc plant (3)	—	—%	—	274.7	0.53%	3,224.4	274.7	0.53%	3,224.4
Gold: (2)
Mexico:
El Arco	—	—	—	1,229.5	0.14	5,584.8	1,229.5	0.14	5,584.8

(1)	Mineral reserves are current as of December 31, 2025. The reference point for the estimate is delivery to the process plant. Figures have been rounded.
(2)	Gold and silver grades are denominated in grams per tonne. Gold and silver contents are expressed in thousand ounces.
(3)	For further information on assumptions used in preparing the mineral reserve estimates, for the following mineral properties: Cuajone, Toquepala, Buenavista and La Caridad-Pilares, please refer to the individual property disclosure in this Form 10-K and to the technical report summaries prepared by qualified persons, under Exhibits 96.1, 96.2, 96.6 and 96.7 respectively of the 2024 Form 10-K filed on March 3, 2025.
(4)	For further information on assumptions used in preparing the estimates for the following mineral properties: El Arco, Tia Maria and El Pilar, please refer to the individual property disclosure in this Form 10-K and to the project technical report summaries prepared by qualified persons, under Exhibit 96.10, 96.3 and 96.9 respectively of Form 10-K/A, filed on March 7, 2022.

Tailings Dams

Tailings are comprised of solid particles originating at the concentrator plants during the grinding process that, combined with water, are sent to specially built structures where they are impounded. The water is recovered to be reused in the process.

Tailings dams are basically built in two manners: by using the coarse fraction from the same tailings or by using external material, often known as “borrowed material” such as rock, clay etc. We believe SCC’s tailings dams are built according to international standards and national accepted engineering practices. We comply with the country’s current regulations and adhere to the recommendations of the International Commission on Large Dams (“ICOLD”). In addition, we have a committee, comprised of both internal and external specialists, which periodically reviews the safety and operation of each dam. In 2020, we implemented the project “Automation and Real Time Monitoring of geotechnical instrumentation in the Pit and Quebrada Honda Tailings Dam” and conditioned a location to install three radars to conduct geotechnical monitoring of the Quebrada Honda Tailings Dam. We do not expect that these activities will generate any adverse material effects in our operations.

We have six tailings dams in operation in Mexico and one in Peru as follows:

Country	Operation	Name	Current Height	Material	Method
Mexico	Buenavista	Tailings dam # 3	102 meters	Borrowed	Downstream
Mexico	Buenavista	New tailings dam	118 meters	Borrowed	Downstream
Mexico	La Caridad	Tailings dam # 7	186 meters	Borrowed	Downstream
Mexico	Charcas	Tailings dam	57 meters	Coarse tailings	Upstream
Mexico	Santa Barbara	Noriega dam	56 meters	Coarse tailings	Upstream
Mexico	San Martin	Tailings dam 5 & 7	74 meters	Coarse tailings	Upstream
Peru	Cuajone and Toquepala	Quebrada Honda	148 meters	Coarse tailings	Downstream

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
N
0
25
50
100Km.
Graphic Scale
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

Date: January 2026

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

The Cuajone operations are owned and operated by SPCC Peru Branch and contain a single mining concession, “Acumulacion Cuajone”, which covers an area of 14,875.66 hectares. Power is transmitted for process needs from the Peruvian grid using two Southern Copper-owned transmission lines of 138 kV and 220 kV. Additionally, the Cuajone operations use surface and underground water from a variety of sources as fresh make up water.

The property is currently in the production stage. Southern Copper has had an interest in the Cuajone area since 1954. Predecessor companies included Cerro de Pasco Corporation, Newmont and Asarco. Overburden removal commenced in 1970 and ore production commenced in 1976. Our Cuajone operations utilize a conventional open-pit mining method to drill/blast/haul copper ore for further processing at the concentrator, which has a milling capacity of 90,000 tonnes per day. Book value of the property and its associated plant and equipment is available under “Property Book Value” on page 38 of this report.

The table below shows production information for 2025, 2024 and 2023 for our Cuajone operations:

					Variance 2025 -
					2024
		2025	2024	2023	Amount	%
Mine annual operating days		365	366	365
Mine
Total ore mined	(kt)	30,718	30,872	27,469	(154)	(0.5)%
Copper grade	(%)	0.619	0.625	0.640	(0.006)	(1.0)%
Leach material mined	(kt)	1,089	1,129	913	(40)	(3.5)%
Leach material grade	(%)	0.556	0.605	0.590	(0.049)	(8.1)%
Stripping ratio	(x)	3.82	3.58	4.15	0.24	6.7%
Total material mined	(kt)	153,201	146,690	146,261	6,511	4.4%
Concentrator
Total material milled	(kt)	30,793	30,850	27,398	(57)	(0.2)%
Copper recovery	(%)	85.40	85.50	85.30	(0.10)	(0.1)%
Copper concentrate	(kt)	645.3	657.3	601.4	(12.0)	(1.8)%
Copper in concentrate	(kt)	162.8	164.9	149.2	(2.1)	(1.3)%
Copper concentrates average grade	(%)	25.22	25.08	24.81	0.14	0.6%
Molybdenum
Molybdenum grade	(%)	0.021	0.022	0.020	(0.001)	(4.5)%
Molybdenum recovery	(%)	68.44	64.60	63.30	3.84	5.9%
Molybdenum concentrate	(kt)	8.2	8.4	7.0	(0.2)	(2.6)%
Molybdenum concentrate average grade	(%)	53.62	52.60	53.43	1.02	1.9%
Molybdenum in concentrate	(kt)	4.4	4.4	3.7	(0.0)	(0.7)%

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

Concentrator

Our Cuajone operations use state-of-the-art computer monitoring systems at the concentrator, the crushing plant and the flotation circuit to coordinate inflows and optimize operations. The process designs were based on existing technologies and proven equipment, and the plants constructed using those designs have been operating for 48 years. Material with a copper grade approximately equivalent to 0.170%–0.173% is loaded to the in-pit crushing and conveying (IPCC) system and sent to the milling circuit, where giant rotating crushers reduce the size of the rocks to approximately one-half of an inch. The ore is then sent to the ball mills, which grind it to the consistency of fine powder. The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells to produce foam for floating the copper and molybdenum minerals while waste materials called tailings are separated. This copper-molybdenum bulk concentrate is then treated by inverse flotation, where molybdenum is floated and copper is depressed. The copper concentrate is shipped by rail to the smelter at Ilo and the molybdenum concentrate is packaged for shipment to customers.

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

In November 2023, the "HPGR optimization as a quaternary crushing circuit" project began operational testing and ramping-up. In February 2024, the quaternary crushing circuit began working at full capacity with favorable results.

Slope stability

The Cuajone pit is approximately 900 meters deep. Under the present mine plan configuration, the Cuajone pit will reach a depth of 1,320 meters. The increases in the depth of the pit present us with a number of geotechnical challenges. Perhaps the foremost concern is the possibility of slope failure, which all open pit mines face. To meet the geotechnical challenges relating to slope stability of the open pit mines, we have taken the following steps:

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

In 2024, we drilled 3,000.2 meters for geotechnical and conventional exploration purposes; implemented structural mapping with 3D laser scanning technology; and installed geotechnical instruments, such as the Casagrande piezometer, and vertical inclinometers. In accordance with Supreme Decree 034-2023-EM, we performed inspections to meet compliance and safety requirements; control management for the “Slope Slide / Rockfall” standard was also implemented.

In 2025, geotechnical management of the operation was strengthened by implementing triaxial sensors in the waste dumps, in compliance with Supreme Decree 034-2023-EM; replacing Global Positioning System (“GPS”) equipment for structural field surveys; and implementing digital extensometers for real-time monitoring of critical pit areas. These initiatives improved the quality and timeliness of geotechnical information; strengthened control of the slope and waste dump stability; and increased safety levels in the mine’s main operating areas.

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources for Cuajone as of December 31, 2025, based on long-term price assumptions of $3.80 and $11.50 per pound respectively; these prices were fixed over the remaining years of mine life:

	2025				2024
Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Measured mineral resources
- Sulfides	61.0	0.35%	84.0%	468.7	62.0	0.35%	84.0%	471.9	(0.7)%
- Leach (oxides)	—	—%	—%	—	—	—%	—%	—	0.0%
Indicated mineral resources
- Sulfides	436.3	0.33%	84.0%	3,201.1	444.2	0.33%	84.0%	3,225.6	(0.8)%
- Leach (oxides)	0.0	0.55%	36.8%	0.3	0.0	0.55%	36.8%	0.3	(0.1)%
Measured + Indicated mineral resources	497.3	0.33%		3,670.1	506.2	0.33%		3,697.7	(0.7)%
Inferred mineral resources
- Sulfides	864.6	0.28%	84.0%	5,417.6	865.3	0.28%	84.0%	5,420.8	(0.1)%
- Leach (oxides)	0.0	0.64%	36.8%	0.2	0.0	0.64%	36.8%	0.2	0.0%
Total inferred mineral resources	864.6	0.28%		5,417.8	865.3	0.28%		5,421.0	(0.1)%

Molybdenum	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Measured mineral resources	61.0	0.014%	61.1%	18.6	62.0	0.014%	61.1%	18.7	(0.7)%
Indicated mineral resources	436.3	0.012%	61.1%	115.2	444.2	0.012%	61.1%	116.1	(0.8)%
Measured + Indicated mineral resources	497.3	0.012%	61.1%	133.7	506.2	0.012%	61.1%	134.8	(0.8)%
Inferred mineral resources	864.6	0.008%	61.1%	160.2	865.3	0.008%	61.1%	160.2	0.0%

(1)	The Variation column refers to metal content variation.
(2)	The point of reference for mineral resources is in place and are current as of December 31, 2025; based on 2024 year-end mineral resource tonnages, grades and contents adjusted only considering the 2025 mine depletion. Mineral resources are reported exclusive of mineral reserves. Wood is responsible for the estimate.
(3)	Mineral resources are constrained within an optimized pit shell based on copper and molybdenum revenues only. The following parameters were used in estimation: assumed open-pit mining methods; assumed concentration and heap leaching processes; copper price of $3.80/lb, molybdenum price of $11.50/lb; marginal NSR cut-off values of $8.21/t-processed for concentration material (approximately equivalent to 0.127% Cu ), and $9.95/t-processed for leach material (approximately equivalent to 0.326% Cu); variable metallurgical recoveries (average recoveries of 84.0% for copper by concentration, 61.1% for molybdenum by concentration, and 36.8% for copper by leaching); average copper recoveries of 97.1% for smelting and 99.9% for refining; average mining cost of $2.09/t-mined; average process costs of $8.21/t-processed for concentration material, and $9.95/t for leach material; average smelting and refining cost of $0.17/lb Cu; selling costs of $0.001/lb Cu for concentration process, $1.83/lb Mo for concentration process, and $-0.005/lb Cu for leaching process; and 1% NSR royalty applied to Cu and Mo. These parameters are based on the 2024 year-end figures.
(4)	No estimates for molybdenum are reported for leachable material, as this element cannot currently be recovered using the leach process envisaged.
(5)	Numbers in the table have been rounded. Totals may not sum due to rounding.
(6)	For further information on the assumptions used to prepare the estimates and a detailed description of the cut-off determination, please refer to Chapter 11 of the Cuajone operations technical report summary prepared by qualified persons, under Exhibit 96.1 to the 2024 Form 10-K filed on March 3, 2025.

Mineral reserves

The following table contains the summary of copper and molybdenum mineral reserves for Cuajone as of December 31, 2025, based on long-term price assumptions of $3.30 and $10.00 per pound respectively; these prices were fixed over the remaining years of mine life:

	2025				2024
Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Proven mineral reserves (mill)	580.6	0.51%	85.0%	6,533.3	588.5	0.52%	85.0%	6,764.8	(3.4)%
Proven mineral reserves (leach)	17.9	0.50%	54.8%	197.6	19.1	0.50%	54.8%	211.6	(6.6)%
Probable mineral reserves (mill)	882.7	0.45%	85.0%	8,762.0	910.4	0.45%	85.0%	9,012.3	(2.8)%
Probable mineral reserves (leach)	0.3	0.72%	43.5%	5.5	0.3	0.72%	43.5%	5.5	0.0%
Total mineral reserves	1,481.6	0.47%		15,498.4	1,518.2	0.48%		15,994.2	(3.1)%

Molybdenum	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Proven mineral reserves	580.6	0.019%	62.7%	245.7	588.5	0.019%	62.7%	252.3	(2.6)%
Probable mineral reserves	882.7	0.015%	62.7%	296.0	910.4	0.015%	62.7%	303.6	(2.5)%
Total mineral reserves	1,463.3	0.017%		541.7	1,498.8	0.017%		555.9	(2.5)%

(1)	Mineral reserves are current as of December 31, 2025; based on 2024 year-end tonnages, grades and metal contents adjusted for 2025 mine depletion only. Wood is responsible for the estimates.
(2)	The point of reference is the point at which the mineral reserves are delivered to the processing facility. Mineral reserves are constrained within an engineered pit based on copper and molybdenum revenues only. The following parameters were used in estimation: assumed open-pit mining methods; assumed concentration and heap leaching processes; copper price of US$3.30/lb, molybdenum price of US$10.00/lb; marginal NSR cut-off values of US$9.61–US$9.77/t-processed for concentration material (approximately equivalent to 0.170%–0.173% Cu), and US$14.27–US$14.40/t-processed for leach material (approximately equivalent to 0.539%–0.544% Cu); mining recovery and dilution are accounted for and generally offset each other; additional ore loss was considered on isolated blocks; variable metallurgical recoveries (average LOM recoveries of 85.0% for copper by concentration, 62.7% for molybdenum by concentration, and 43.5% for copper oxide by heap leaching, including concentration ore existing in stockpile); average copper recoveries of 97.1% for smelting and 99.9% for refining; variable mining costs of US$2.58–US$3.78/t-mined; average process costs of US$9.72/t-processed for concentration material, and US$14.32/t for leaching material; average smelting and refining cost of US$0.21/lb Cu; selling costs of US$0.001/lb Cu for concentration process, US$1.83/lb Mo for concentration process, and US$-0.005/lb Cu for leaching process; and 1% NSR royalty applied to Cu and Mo. These parameters are based on and are unchanged from the 2024 year-end figures.
(3)	The point of reference for the leach from stockpile mineral reserves is in place on the stockpile with marginal NSR cut-off values of US$14.27–US$14.40/t-processed (approximately equivalent to 0.40% Cu) and an average LOM recovery of 54.8%. These parameters are based on and are unchanged from the 2024 year-end figures.
(4)	No estimates for molybdenum are reported for leach material as this element cannot currently be recovered using the leach process envisaged.
(5)	Numbers in the table have been rounded. Totals may not sum due to rounding.
(6)	For further information on assumptions used in preparing the estimates and a detailed description of the cut-off determination, please refer to Chapter 12 of the Cuajone operations technical report summary prepared by qualified persons, under Exhibit 96.1 to the 2024 Form 10-K filed on March 3, 2025.

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

The Toquepala operations are owned and operated by SPCC Peru Branch and consist of 15 mining concessions which cover an area of 24,168.76 hectares. Power is transmitted for process needs from the Peruvian grid using two Southern Copper-owned transmission lines of 138 kV and 220 kV. Additionally, the Toquepala operations use surface and underground water from a variety of sources as fresh make up water.

The property is currently under the production stage. Our Toquepala operations consist of an open-pit copper mine and two concentrators; each with a milling capacity of 60,000 tonnes per day. We also refine copper at the SX-EW facility through a leaching process. The SX-EW facility has a production capacity of 56,336 tonnes per year of LME grade A copper cathodes. Southern Copper has had an interest in the Project area since 1945. Prior to Southern Copper’s Project interests, the area had been subject to artisanal mining activities. Overburden removal commenced in 1957 and ore production commenced in 1960. Our Toquepala operations utilize a conventional open-pit mining method to collect copper ore for further processing in our concentrators. The second concentrator began operations in the fourth quarter of 2018. Book value of the property and its associated plant and equipment is available under “Property Book Value” on page 38 of this report.

The table below contains production information for 2025, 2024 and 2023 for our Toquepala operations:

					Variance 2025 -
					2024
		2025	2024	2023	Amount	%
Mine annual operating days		365	366	365
Mine
Total ore mined	(kt)	42,583	40,419	41,657	2,164	5.4%
Copper grade	(%)	0.577	0.607	0.529	(0.030)	(4.9)%
Leach material mined	(kt)	32,770	17,256	51,870	15,514	89.9%
Leach material grade	(%)	0.107	0.093	0.096	0.014	15.1%
Stripping ratio	(x)	1.52	2.54	1.49	(1.02)	(40.2)%
Total material mined	(kt)	189,731	203,995	232,795	(14,264)	(7.0)%
Concentrator
Total material milled	(kt)	42,623	40,417	41,547	2,206	5.5%
Copper recovery	(%)	91.43	91.78	90.80	(0.35)	(0.4)%
Copper concentrate	(kt)	8477.0	840.0	787.0	7,637.0	909.2%
Copper in concentrate	(kt)	224.9	225.2	199.7	(0.3)	(0.1)%
Copper concentrate average grade	(%)	26.53	26.81	25.37	(0.28)	(1.0)%
SX‑EW plant
Estimated leach recovery	(%)	24.57	24.29	23.87	0.28	1.2%
SX‑EW cathode production	(kt)	23.5	24.1	25.3	(0.6)	(2.6)%
Molybdenum
Molybdenum grade	(%)	0.037	0.029	0.020	0.008	27.6%
Molybdenum recovery	(%)	67.22	76.51	72.35	(9.29)	(12.1)%
Molybdenum concentrate	(kt)	18.7	15.9	11.2	2.8	17.9%
Molybdenum concentrate average grade	(%)	56.57	56.43	56.57	0.14	0.2%
Molybdenum in concentrate	(kt)	10.6	9.0	6.3	1.6	18.2%

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

Concentrators

Our Toquepala concentrators use state-of-the-art computer monitoring systems to coordinate inflows and optimize operations. Material with a copper grade approximately equivalent to 0.184%–0.188% is loaded onto an overland conveyor belt and sent to the crushing circuit, where rotating crushers reduce the size of the rocks by approximately 85% to less than one-half of an inch. The ore is then sent to the rod and ball mills, which grind it in a mix with water to the consistency of fine powder. The finely ground powder mixed with water is then transported to flotation cells. Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings. The bulk concentrate with sufficient molybdenum content is processed to recover molybdenum by inverse flotation. This final copper concentrate with a content of approximately 26.5% of copper is filtered to reduce moisture to 8.5% or less. Concentrates are then shipped by rail to the Ilo smelter.

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

This facility processes copper oxides from Cuajone and copper sulfides from Toquepala. Copper oxides from Cuajone with a copper grade approximately equivalent to 0.539%–0.544% and acid solubility index higher than 20% are leached. At Toquepala, the copper sulfides cutoff grade is approximately equivalent to 0.168%–0.191% Cu. Copper in solution produced at Cuajone is sent to Toquepala through an eight-inch pipe laid alongside the Cuajone-Toquepala railroad track.

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

In December 2023, a study was conducted to update geotechnical parameters, along with the execution of a preliminary field campaign. In 2024, we received an updated stability study of the Quebrada Honda reservoir. Additionally, an external consulting firm carried out fieldwork to revise the resistance parameters of the waste and leach deposits, which will support physical stability studies of these deposits. Additionally, geotechnical inspections of the slope in the pit, waste and leachable deposits were conducted to comply with the new requirements of the Peruvian Ministry of Energy and Mines.

Studies to comply with Supreme Decree 034-2023-EM were completed in 2025. This includes a stability analysis, geotechnical risk management, and an update on seismic hazards. In addition, a third-party provider satellite monitoring and work to develop moisture maps for the Toquepala pit; waste and leach deposits; Pampa de Vaca dam; Suches lagoon; and the Quebrada Honda tailings deposit.

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources for Toquepala as of December 31, 2025, based on long-term price assumptions of $3.80 and $11.50 per pound respectively; these prices were fixed over the remaining years of mine life:

	2025				2024
Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Measured mineral resources
- Sulfides	99.3	0.57%	87.5%	1,241.2	99.3	0.57%	87.5%	1,241.2	0.0%
- Leach (low grade sulfides)	11.3	0.15%	17.0%	37.4	11.3	0.15%	17.0%	37.4	0.0%
Indicated mineral resources
- Sulfides	178.8	0.39%	87.5%	1,524.4	179.0	0.39%	87.5%	1,525.3	(0.1)%
- Leach (low grade sulfides)	44.2	0.15%	17.0%	147.5	46.0	0.15%	17.0%	153.4	(3.8)%
Measured + Indicated mineral resources	333.7	0.40%		2,950.6	335.6	0.40%		2,957.4	(0.2)%
Inferred mineral resources
- Sulfides	159.2	0.29%	87.5%	1,006.6	161.4	0.29%	87.5%	1,017.4	(1.1)%
- Leach (low grade sulfides)	51.5	0.15%	17.0%	173.6	52.4	0.15%	17.0%	177.0	(1.9)%
Total inferred mineral resources	210.6	0.25%		1,180.2	213.8	0.25%		1,194.5	(1.2)%

Molybdenum	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Measured mineral resources	99.3	0.038%	68.3%	83.0	99.3	0.038%	68.3%	83.0	0.0%
Indicated mineral resources	178.8	0.021%	68.3%	81.7	179.0	0.021%	68.3%	81.7	0.0%
Measured + Indicated mineral resources	278.2	0.027%	68.3%	164.8	278.3	0.027%	68.3%	164.8	0.0%
Inferred mineral resources	159.2	0.008%	68.3%	28.5	161.4	0.008%	68.3%	28.6	(0.3)%

(1)	The Variation column refers to metal content variation.
(2)	The point of reference for the mineral resources are in place and are current as of December 31, 2025; based on 2024 year-end tonnages, grades and contents adjusted only considering the 2025 depletion. Mineral resources are reported exclusive of mineral reserves. Wood is responsible for the estimate.
(3)	Mineral resources are constrained within an optimized pit shell based on copper and molybdenum revenues only. The following parameters were used in estimation: assumed open-pit mining methods; assumed concentration and dump leaching processes; copper price of $3.80/lb, molybdenum price of $11.50/lb; marginal NSR cut-off values of $9.80/t-processed for concentration material (approximately equivalent to 0.146% Cu), and $1.91/t-processed for leach material (approximately equivalent to 0.135% Cu); variable metallurgical recoveries (average recoveries of 87.5% for copper by concentration, 68.3% for molybdenum by concentration, and 17.0% for copper by leaching); average copper recoveries of 97.1% for smelting and 99.9% for refining; average mining cost of $2.11/t-mined; average process costs of $9.80/t-processed for concentration material, and $1.91/t for leach material; average smelting and refining cost of $0.16/lb Cu; selling costs of $0.001/lb Cu for concentration process, $1.83/lb Mo for concentration process, and $-0.005/lb Cu for leaching process; and 1% NSR royalty applied to Cu and Mo. These parameters are based on the 2024 year-end figures.
(4)	No estimates for molybdenum are reported for leachable material as this element cannot currently be recovered using the leach process envisaged.
(5)	Numbers in the table have been rounded. Totals may not sum due to rounding.
(6)	For further information on assumptions used in preparing the estimates and a detailed description of the cut-off grade determination, please refer to Chapter 11 of the Toquepala operations technical report summary prepared by qualified persons, under Exhibit 96.2 to the 2024 Form 10-K, filed on March 3, 2025.

Mineral reserves

The following table contains the summary of copper and molybdenum mineral reserves for Toquepala as of December 31, 2025, based on long-term price assumptions of $3.30 and $10.00 per pound, respectively. The metal prices were fixed over the remaining years of mine life:

	2025				2024
Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Proven mineral reserves (mill)	1,174.9	0.57%	88.5%	14,811.0	1,184.8	0.57%	88.5%	14,987.0	(1.2)%
Proven mineral reserves (leach)	2,140.5	0.16%	5.7%	7,332.5	2,107.1	0.16%	5.7%	7,297.8	0.5%
Probable mineral reserves (mill)	565.4	0.46%	88.5%	5,685.9	583.9	0.47%	88.5%	5,992.0	(5.1)%
Probable mineral reserves (leach)	492.2	0.20%	13.3%	2,199.5	502.8	0.20%	13.3%	2,242.5	(1.9)%
Total mineral reserves	4,372.9	0.31%		30,028.9	4,378.7	0.32%		30,519.3	(1.6)%

Molybdenum	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)	Variation
Proven mineral reserves	1,174.9	0.039%	70.4%	1,020.1	1,184.8	0.040%	70.4%	1,032.5	(1.2)%
Probable mineral reserves	565.4	0.020%	70.4%	255.5	583.9	0.021%	70.4%	275.5	(7.3)%
Total mineral reserves	1,740.3	0.033%		1,275.5	1,768.8	0.034%		1,307.9	(2.5)%

(1)	Mineral reserves are current as of December 31, 2025; based on 2024 year-end tonnages, grades and contents adjusted for 2025 mine depletion only. Wood is responsible for the estimates.
(2)	The point of reference is the point at which the mineral reserves are delivered to the processing facility. Mineral reserves are constrained within an engineered pit based on copper and molybdenum revenues only. The following parameters were used in estimation: assumed open-pit mining methods; assumed concentration and dump leaching processes; copper price of $3.30/lb, molybdenum price of $10.00/lb; marginal NSR cut-off values of $11.10–$11.37/t-processed for concentration material (approximately equivalent to 0.184%–0.188% Cu), and $1.95–$2.22/t-processed for leach material (approximately equivalent to 0.168%–0.191% Cu); mining recovery and dilution are accounted for and generally offset each other; additional ore loss was considered on isolated blocks; variable metallurgical recoveries (average LOM recoveries of 88.5% for copper by concentration, 70.4% for molybdenum by concentration, and 13.3% for copper by leaching); average copper recoveries of 97.1% for smelting and 99.9% for refining; variable mining costs of $2.65–$4.11/t-mined; average process costs of $11.26/t-processed for concentration material, and $2.11/t for leach material; average smelting and refining cost of $0.21/lb Cu; selling costs of $0.001/lb Cu for concentration process, $1.83/lb Mo for concentration process, and $-0.005/lb Cu for leaching process; and 1% NSR royalty applied to Cu and Mo. These parameters are based on and unchanged from the 2024 year-end figures.
(3)	The point of reference for the leach in process mineral reserves is in place on the leach dumps therefore no cut-off applies. The 4.3% copper recovery of leach in process material includes an allowance of 60% of leachable material that will be exposed to irrigation on the leach dumps and will be processed by SX/EW. These parameters are based on and unchanged from the 2024 year-end figures. Proven mineral reserves (leach) include both leach material from the pit and leach in process material.
(4)	The copper grade in the leach in process represents the estimated remaining grade of material that has been loaded on the leach dumps and material that has been under leach for a period of time.
(5)	No estimates for molybdenum are reported for leach material as this element cannot currently be recovered using the leach process envisaged.
(6)	Numbers in the table have been rounded. Totals may not sum due to rounding.
(7)	For further information on assumptions used in preparing the estimates and a detailed description of the cut-off grade determination, please refer to Chapter 12 of the Toquepala operations technical report summary prepared by qualified persons, under Exhibit 96.2 to the 2024 Form 10-K filed on March 3, 2025.

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

Smelter

Our Ilo smelter produces copper anodes for the refinery we operate as part of the same facility. When the copper produced by the smelter exceeds the refinery’s capacity, the excess is sold to other refineries around the world. In 2007, we completed a major modernization of the smelter. The nominal installed capacity of the smelter is 1,376,050 tonnes of copper concentrate per year. Copper concentrates from Toquepala and Cuajone are transported by railroad to the smelter, where they are smelted using an ISASMELT furnace, converters and anode furnaces to produce copper anodes with 99.7% copper.

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

The smelter also has two oxygen plants. Plant No. 1, which has a production capacity of 272 tonnes per day, and Plant No.2, with a capacity of 1,045 tonnes per day. This facility also has auxiliary plants (sea water intake and two desalinization plants).

The table below contains production information for 2025, 2024 and 2023 for our Ilo smelter plant:

					Variance 2025 -
					2024
Smelter		2025	2024	2023	Volume	%
Concentrate smelted	(kt)	1,040.7	1,230.9	1,292.9	(190.2)	(15.5)%
Average copper recovery	(%)	97.4	97.1	97.1	0.3	0.3%
Anode production	(kt)	305.2	359.4	362.9	(54.2)	(15.1)%
Average anode grade	(%)	99.78	99.78	99.78	—	—%
Blister production	kt	1.4	1.5	1.9	(0.2)	(10.2)%
Average blister grade	(%)	99.26	99.24	99.28	0.02	0.02%
Sulfuric acid produced	(kt)	976.5	1,185.0	1,286.8	(208.6)	(17.6)%

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

The table below contains production information for 2025, 2024 and 2023 for our Ilo refinery and precious metals plants:

					Variance 2025 -
					2024
Refinery		2025	2024	2023	Volume	%
Cathodes produced	(kt)	244.2	287.9	289.7	(43.7)	(15.2)%
Average copper grade	(%)	99.999	99.998	99.999	0.001	0.0%
Refined silver produced	(000 Kg)	130.5	126.6	109.7	3.9	3.1%
Refined gold produced	(kg)	225.9	210.3	223.1	15.6	7.4%
Commercial grade selenium produced	(tons)	53.3	52.8	50.0	0.5	0.9%

Key: kt = thousand tonnes

In addition to the processing facilities, the refinery has a production control section, a laboratory that provides sample analysis throughout the Company, a maintenance department, a desalinization plant and other support facilities.

The industrial railroad’s main equipment includes locomotives of different types and rolling stock with different types of cars and capacities. The track runs in a single 214-kilometer standard gauge line and supports a 30-ton axle load. The total length of the track system is around 257 kilometers including main yards and sidings. The infrastructure includes 27 kilometers of track under tunnels and one concrete bridge. The industrial railroad includes a car repair shop which is responsible for maintaining and repairing the car fleet. Annual transported tonnage is approximately 5.3 million tonnes.

PERUVIAN PROJECTS

Tia Maria Project

The Tia Maria Project is in the Districts of Cocachacra, Mejia and Deán Valdivia, Province of Islay, and Arequipa Region. The Project is located 118 km from Moquegua, 125 km from Arequipa, 120 km from the District of Ilo, and 980 km from Lima. The Project centroid is at approximately 17º 00’ 21.06” S and 71º 49’ 44.94” W. The mine gate will be situated at Pampa Cachendo. Mine access will be from the Pan-American Highway, diverting off the highway to the Project access road at km 1027–1028, between Arequipa and Moquegua, approximately 17 km before the town of El Fiscal.

The Project covers an area of 34,789.63 hectares in 55 concessions. We have easement agreements in place that cover the proposed powerline route and the planned water pipeline that will run from the envisaged desalination plant to the mine. Additionally, the project currently holds no water rights and the mine plan assumes that water for process operations will be sourced from a desalination plant. The project envisions a 120,000-ton annual SX-EW plant and the mine plans assume conventional open pit mining methods from the La Tapada and Tia Maria deposits.

The property is currently under the development stage. From 1994 through 1999, prior to involvement by Southern Copper, the Tia Maria Project area was evaluated by Teck Corporation, Phelps Dodge and Rio Tinto. We acquired the project in 2003, and we were granted the construction permit on July 2019. Additionally, on October 2019, the Mining Council of the Peruvian Ministry of Energy and Mines ratified the construction permit for the Tia Maria project. As of December 31, 2025, progress at Tia Maria stood at 24%; large-scale earthmoving works have mobilized 1.7 million tonnes of material from the La Tapada deposit as of this date. Access roads and platforms, as well as the temporary contractor camp have been completed. Regarding energy supply, all earthworks for the electrical main substation have been completed; foundation works are currently underway, and the transmission line is being built. Our next efforts will focus on developing the main and secondary components of the project’s dry and wet areas and setting up a temporary camp.

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

Mineral resources

The following table contains the summary of copper mineral resources for the La Tapada and Tia Maria deposits as of December 31, 2025, based on long-term price assumptions of $3.80 per pound, fixed over the 20 year mine life:

La Tapada	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Indicated mineral resources	90.4	0.21%	69%	420.3
Measured + Indicated mineral resources	90.4	0.21%	69%	420.3
Inferred mineral resources	1.6	0.18%	69%	6.4

Tia Maria	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Indicated mineral resources	35.5	0.17%	65%	135.2
Measured + Indicated mineral resources	35.5	0.17%	65%	135.2
Inferred mineral resources	21.8	0.22%	65%	107.8

(1)	Mineral resources are reported in situ and are current as of December 31, 2025. Figures have been rounded.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	The cut-off grade used for mineral resource estimation was 0.08% Cu. Mineral resources are constrained within a wireframe constructed at a 0.1% total copper cut-off grade.
(4)	Mineral resources are reported within a conceptual pit shell that uses the following input parameters: metal prices of $3.80/lb Cu; metallurgical recovery assumptions of 69% for La Tapada and 65% for Tia Maria; base mining costs of $1.40/t mined and incremental haul costs of $0.017/t mined; process operating costs of $3.78/t processed for La Tapada and $3.61/t processed for Tia María; general and administrative costs of $0.37/t processed; transport and freight costs of $0.04/lb Cu; an assumed copper cathode premium of $0.03/lb Cu, and a royalty payable of 1%. Average pit slope angles were used for the north and south geotechnical zones in each deposit, and ranged from 35º–39º.
(5)	No estimates for gold, silver, or molybdenum are reported for leachable material as these elements cannot currently be recovered using the leach process envisaged.
(6)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determinations, please refer to Chapter 11 of the Tia Maria project technical report summary prepared by qualified persons, under Exhibit 96.3 of Form 10-K/A filed on March 7, 2022.
(7)	Wood is a third-party firm; its mining experts were responsible for the estimate.
(8)	There were no changes with regard to the figures reported in 2021.

Mineral reserves

The following table contains the summary of copper mineral reserves for the La Tapada and Tia Maria deposits as of December 31, 2025, based on long-term price assumptions of $3.30 per pound, fixed over the estimated 20-year mine life:

La Tapada	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Proven mineral reserves	—	—%	—%	—
Probable mineral reserves	487.6	0.41%	69%	4,449.2
Total mineral reserves	487.6	0.41%	69%	4,449.2

Tia Maria	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Proven mineral reserves	—	—%	—%	—
Probable mineral reserves	223.8	0.29%	65%	1,412.5
Total mineral reserves	223.8	0.29%	65%	1,412.5

(1)	Mineral reserves are current as of December 31, 2025.
(2)	The reference point for the estimate is delivery to the process facility.
(3)	Four oxide stockpiles for material grading less than the run-of-mine cut-off but >0.08% Cu are planned, with two stockpile locations at each open pit.
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

(5)	For further information on assumptions used in preparing the estimates, including a detailed description on the cut-off determinations, please refer to Chapter 12 of the Tia Maria project technical report summary prepared by qualified persons, under Exhibit 96.3 of Form 10-K/A report filed on March 7, 2022.
(6)	Wood is a third-party firm; its mining experts were responsible for the estimate.
(7)	There were no changes with regard to the mineral reserves figures reported in 2021.

Los Chancas Project

The Los Chancas project is located in the Andes Range in southern Peru. The site is approximately 65 km southwest of the city of Abancay in the Department of Apurimac, Peru at coordinates 14° 9.904’S, 73° 6.608’W or UTM 8432878 S, 702526 E – WGS84. The project site can be accessed using Highway 1, a paved road, from Lima to Nazca (460 km), from Nazca to Santa Rosa (250 km), using road 30A, and a gravel road from Santa Rosa to the Project site (32 km). Alternatively, access is available from Cuzco, via paved road, to Santa Rosa (170 km), and uses the same gravel road from Santa Rosa to the Project site (32 km). Access within the project area is via gravel roads.

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

The project covers approximately 22,700 hectares in 31 concessions. In 2025, we acquired 3,125 hectares of surface rights from the Tiaparo rural community. We are currently in negotiations to acquire additional surface rights that are necessary to develop the project. The area where surface rights are required is within the Tiaparo and Tapairíhua rural community boundaries.

The property is currently under the exploration stage. We commenced exploration in the Los Chancas area in 1997. The initial Environmental Assessment of the Los Chancas Project was conducted in 2001 and updated in 2008. A semi-detailed environmental impact assessment was completed in 2010. Additionally, we completed baseline studies from 2012 through 2020 and have community initiatives in place in the project area of influence. In 2023 and 2024, we continued to roll out social and environmental improvement efforts in local communities. In 2026, we expect to restart the environmental impact assessment; carry out a 40,000-meter diamond drilling campaign; and conduct hydrogeological and geotechnical studies to gather additional information on the characteristics of the Los Chancas deposit. The Los Chancas project envisions an open-pit mine with a combined operation of concentrator and SX-EW processes.

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

Mineral resources

The following table contains the summary of copper mineral resources for Los Chancas as of December 31, 2025, based on long-term price assumptions of $3.80 per pound, fixed over the long-term period of time that mineral resources are expected to be produced:

Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Oxide	98	0.45		972
Sulfide	52	0.59		676
Indicated mineral resources	150	0.50%	82-84%	1,648
Measured + Indicated mineral resources	150	0.50%	82-84%	1,648
Oxide	33	0.38		276
Sulfide	1,400	0.45		13,889
Inferred mineral resources	1,433	0.45%	82-84%	14,165

(1)	Mineral resources are reported in situ and are current as of December 31, 2025.
(2)	Mineral resources are reported within a conceptual pit shell that uses the following input parameters: metal prices of $3.80/lb Cu; metallurgical recoveries from copper leaching of 81.8% and from copper milling of 84.3%; base mining costs of $1.70/t; sustaining capital costs of $0.25/t processed; heap leach and electrowinning process operating costs of $4.29/t, mill process operating costs of $5.82/t, general and administrative costs of $1.06/t processed; and closure costs of $0.51/t processed. The marginal net smelter return cut-off values were $6.11/t for material amenable to heap leach methods and $7.64/t for material amenable to milling and flotation concentration.
(3)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Los Chancas project technical report summary prepared by qualified persons, under Exhibit 96.4 of Form 10-K/A filed by the Company on March 7, 2022.
(4)	Wood is a third-party firm; its mining experts were responsible for the estimate.
(5)	There were no changes with regard to the mineral resource figures reported in 2021.

Michiquillay Project

The Michiquillay project is located in the Western Cordillera of the Andes in northwest Peru, approximately 45 km from Cajamarca and 900 km northeast of Lima. Project centroid coordinates are approximately 7º 02’ 23.65” S and 78º 19’ 23.59” W. The Michiquillay deposit is located at 7º 02’ 17.53” S and 78º 19’ 29.30” W; or at 795 559 S and 9 221 182 W. The datum used is UTM WGS84. The main access route to the Project is via road from Cajamarca. Initially, the paved Route 8B is used from Cajamarca to the town of La Encañada, a distance of approximately 33 km. A gravel road is then used from La Encañada to the project site, approximately 14 km. The communities of Michiquillay and Encañada are 2 km and 14 km from the project, respectively. Access within the project is via various gravel and two-track roads that link areas where drilling is planned. The closest airport is at Cajamarca, which is serviced by regular flights from Lima.

The Michiquillay Project consists of 18 mining concessions with a total area of 4,051.4 hectares. The Michiquillay deposit is located on lands of the Michiquillay Rural Community and the Encañada Rural Community. We have signed surface land use agreements with both communities which allow us to conduct exploration activities. Permits for the use of water for exploration purposes requested to the National Water Authority and the Marañon Local Authority are currently valid. Exploration activities are carried out with all the permits and authorizations required by Peruvian regulations.

The property is currently under the exploration stage. Previous work in the project was conducted by Northern Peru Mining Company, American Smelting and Refining Company, later Asarco LLC, Minero Peru S.A., and various Anglo American subsidiaries. In June 2018, Southern Copper purchased the project from Activos Mineros S.A.C. for a total purchase price of $400 million and made an initial payment of $12.5 million. In June 2021, we paid an additional $12.5 million to acquire the project. The remaining balance of $375 million will be paid if we decide to develop the project. In 2021, we signed Social Agreements with the Michiquillay and La Encañada communities. Additionally, on October 1, 2021 the Peruvian Ministry of Energy and Mines approved the semi-detailed Environmental Impact Study for the project. In the fourth quarter of 2022, the Company informed MINEM that it had begun exploration activities and initiated an assessment of existing mineral resources at depth. In 2022, we drilled 1,585 meters. The geo-metallurgical study has been concluded. In 2026, the Company expects to continue with the hydrological, hydrogeological and geotechnical studies and initiate mineral reserve estimation and mine plan study.

Geology

The Michiquillay deposit is considered to be an example of a porphyry copper–molybdenum–gold deposit. The project is located within a northwest–southeast-oriented metallogenetic corridor of the Andes, that hosts several porphyry copper deposits in the Cajamarca region. Those deposits are characterized by the presence of calc-alkaline magmatic rocks that intrude folded and faulted sedimentary rock formations. Mineralization is zoned vertically, with oxidation zones, supergene mineralization and zones with primary copper mineralization.

The copper porphyry mineralization is related to the intrusion of a feldspathic porphyry, whose emplacement is controlled by a regional-scale faulting, which due to the strike change originated a series of structural weakness zones, evidenced by the presence of pre-mineral west–northwest to northwest striking brittle–ductile fault zones. The porphyry intrusions appear to be controlled by intense, concentrated extension on releasing bends, splays, overlaps in dextral fault segments and on the margins of brittle fault zones with development of multiple extensional phases in stockworks, synthetic/antithetic extensional faults and extensional duplexes.

Mineral resources

The following table contains the summary of copper mineral resources for Michiquillay as of December 31, 2025, based on long-term price assumptions of $3.80 per pound, fixed over long-term period that would be expected to be required to produce the mineral resources:

Copper	Amount (million tonnes)	Grades	Metallurgical recovery	Metal content (million pounds)
Measured mineral resources	—	—%	—%	—
Indicated mineral resources	—	—%	—%	—
Measured + Indicated mineral resources	—	—%	—%	—
Inferred mineral resources	2,287.9	0.43%	85%	21,554.8

(1)	Mineral resources are reported in situ and are current as of December 31, 2025.
(2)	Mineral resources are reported within a conceptual pit shell that uses the following input parameters: metal prices of $3.80/lb Cu; copper metallurgical recovery assumptions of 85.4%; base mining costs of $1.70/t; mill process operating costs of $5.82/t, general and administrative costs of $1.12/t; variable pit slope angles that vary from 34–38º; 3% NSR royalty payable to Activos Mineros Mineral resources are reported above a cut-off grade of 0.1% Cu.
(3)	Wood chose a cut-off grade of 0.1% Cu to report mineral resource estimates as based on the above assumptions it provides reasonable prospects of economic extraction.
(4)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Michiquillay project technical report summary prepared by qualified persons, under Exhibit 96.5 of Form 10-K/A filed by the Company on March 7, 2022.
(5)	Wood is a third-party firm; its mining experts were responsible for the estimate.
(6)	There were no changes with regard to the mineral resource figures reported in 2021.

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

The map below indicates the approximate location of, and access to, our Mexican open-pit mine complexes and our processing facilities:

Tucson
Benson
USA
MEXICO
Tombstone
Nogales
Nogales
Agua Prieta
BUENAVISTA
MINE
Cananea
Imuris
Caborca
Bacoachi
LA CARIDAD
MINE
Santa Ana
Nacozari
de Garcia
CHIHUAHUA
SONORA
Moctezuma
Ures
Mazocahui
Hermosillo
N
0 50 100
Kms

UNITED STATES OF AMERICA
LEGEND
MINES
INTERNATIONAL BORDER
STATE LIMIT
CAPITAL CITY
110°
100°
BUENAVISTA MINE
LA CARIDAD
MINE
Hermosillo
Chihuahua
Gulf of California
26°
Pacific Ocean
Gulf of Mexico
Mexico City
N
16°
0 100 200 Kms

MAPS SHOWING LOCATION AND ACCESS TO LA CARIDAD AND BUENAVISTA DEL COBRE FACILITIES

Date: January, 2026

Graphic Scale

We have ongoing maintenance and improvement programs to ensure the satisfactory performance of our equipment. We believe all our Mexican open-pit segment equipment is in good physical condition and suitable for our operations.

Buenavista

The Buenavista mining unit operates an open-pit porphyry copper mine, three concentrators and three SX-EW plants. It is located within the Cananea mining district in the north-central part of the State of Sonora, Mexico. The property is located about 222 kilometers northeast of the city of Hermosillo, Sonora and 150 kilometers southeast of the city of Tucson, Arizona. The geographical location of the Cananea mining district is between latitudes 30° 42’ and 31° 16’ north, and longitude meridians 109° 51’ and 110° 33’ west. The Cananea mining district is located at an altitude between 1,600 and 2,485 meters (m) above mean sea level. The property covers an area of 89,220.5 hectares of mining concessions for exploitation activities. The elevation of the mine is of the order of 1,604 meters above mean sea level. Buenavista also has 4,485.5 hectares of exploration concessions in the State of Chihuahua, Mexico, thus totaling 93,706 hectares in concessions from the Mexican government.

The Buenavista del Cobre deposit contains two areas, one related to copper mineralization (“BVC”) and other to zinc mineralization (“BVZ”). The BVZ pit area lies within the larger BVC pit. Buenavista is connected by paved highways to the border city of Agua Prieta to the northeast, to the town of Nacozari in the southeast and to the town of Imuris to the west. Buenavista is also connected by railway to Agua Prieta and Nogales. A municipal airport is located approximately 20 kilometers to the northeast of Buenavista. All required fixed and permanent infrastructure of power, pipelines and primary roadways, and Project access are established. Drainage, water controls and mine access roads are established for current operations and will be expanded and continued as the pit progresses through its planned life of operations.

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

The original concentrator currently has a nominal milling capacity of 86,000 tonnes per day. The second concentrator began operations in 2016 and currently has a nominal milling capacity of 120,000 tonnes per day. The SX-EW facilities have a cathode production capacity of 174,470 tonnes per year. The Buenavista ore body is considered one of the world’s largest porphyry copper deposits. Buenavista is the oldest continuously operated copper mine in North America, with operations dating back to 1899. High grade ore deposits in the district were mined exclusively using underground methods. The Anaconda Company acquired the property in 1917. In the early 1940s, Anaconda started developing the first open-pit in Buenavista. In 1990, through a public auction procedure, Minera Mexico acquired 100% of the Buenavista mining assets for $475 million. Buenavista is currently applying conventional open-pit mining methods to extract copper ore for further processing in the concentrator. Additionally, we have built a new zinc concentrator plant, which increased milling capacity and allows us to recover zinc, along with copper contents. Ramping up of the plant began in the first quarter of 2024 after technical adjustments to the concentrator.

The following table contains production information for 2025, 2024 and 2023 for Buenavista:

					2025 - 2024
					Variance
		2025	2024	2023	Volume	%
Mine annual operating days		365	366	365
Mine:
Total ore mined	(kt)	72,852	77,379	72,896	(4,527)	(5.9)%
Copper grade	(%)	0.511	0.520	0.525	(0.009)	(1.7)%
Leach material mined	(kt)	119,575	126,675	121,124	(7,100)	(5.6)%
Leach material grade	(%)	0.218	0.248	0.223	(0.030)	(12.1)%
Stripping ratio	(x)	0.71	0.64	0.66	0.07	10.9%
Total material mined	(kt)	339,805	335,904	322,142	3,901	1.2%
Concentrator:
Total material milled	(kt)	73,169	77,493	72,609	(4,324)	(5.6)%
Copper recovery	(%)	86.24	86.63	86.36	(0.39)	(0.5)%
Copper concentrate	(kt)	1,482.0	1,554.3	1,455.6	(72.3)	(4.7)%
Copper in concentrate	(kt)	323.0	349.0	329.0	(26.0)	(7.4)%
Copper concentrate average grade	(%)	21.79	22.45	22.60	(0.7)	(2.9)%
SX‑EW plant
Estimated leach recovery	(%)	70.00	70.00	70.00	—	—%
SX‑EW cathode production	(kt)	91.8	84.0	87.6	7.8	9.3%
Zinc
Zinc grade	(%)	2.35	2.15	—	0.20	9.2%
Zinc recovery	(%)	83.77	81.05	—	2.72	3.4%
Zinc concentrate	(kt)	248.5	132.7	—	115.8	87.3%
Zinc concentrate average grade	(%)	47.08	48.24	—	(1.16)	(2.4)%
Zinc in concentrate	(kt)	117.0	64.0	—	53.0	82.8%
Molybdenum
Molybdenum grade	(%)	0.011	0.011	0.011	—	—%
Molybdenum recovery	(%)	71.09	71.57	70.84	(0.48)	(0.7)%
Molybdenum concentrate	(kt)	10.94	11.42	10.49	(0.48)	(4.2)%
Molybdenum concentrate average grade	(%)	52.38	51.58	51.57	0.80	1.6%
Molybdenum in concentrate	(kt)	5.73	5.89	5.41	(0.16)	(2.7)%

Key: kt = thousand tonnes

x = Stripping ratio obtained dividing waste by leachable material plus ore mined.

The copper, zinc and molybdenum grade are total grade.

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

The intrusions of diorite, granodiorite and quartz monzonite formed after the emplacement of the Mesa Formation. In the final stage of intrusive activity, diabase dikes intruded faults and fractures with a NW-SE trend. Pipe-like breccias formed as late-stage products of the quartz-monzonite porphyries. During the Cenozoic, alluvial and fluvial sediments were deposited as erosion of the Cananea Mountains occurred. Exhumation of the upper part of the Cananea mining district porphyry system resulted in the formation of a supergene enrichment and an oxidation overburden overlying the porphyry system.

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

In the second concentrator, material with a copper grade above a cut-off grade of approximately 0.30% is sent to a three-phase milling circuit, where the ore size is reduced to approximately one-half inch. The ore is then sent to a circuit of six ball mills, which grind it to the consistency of fine powder. The finely ground powder is agitated in a water and reagents solution and is then transported to flotation cells. Air is pumped into the cells producing a froth, which carries the copper mineral to the surface but not the waste rock, or tailings. Recovered copper, with the consistency of froth, is filtered and dried to produce copper concentrates with an average copper content of approximately 24%. Concentrates are then sent by trucks or by railroad to the La Caridad smelter or to the Guaymas port, in the state of Sonora, for export.

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

In July 2020, the OMNI 505 radar began operating. In 2021, we acquired two pieces of equipment for additional monitoring and began developing a geotechnical study for the mine with the support of a specialized consulting firm. The results of the study concluded in 2022 and included recommendations for updates to the bench design which have been incorporated in the current estimation of Mineral Reserves. These recommendations should be reviewed for potential updates to the ultimate pit design.

A third IBIS ArcSAR radar is currently operating, which has increased monitoring coverage in the development of the new slopes of Increments 12, 16 and BVZ. At the end of 2023, with the appropriate infrastructure and trained personnel, 24/7 slope monitoring began. Our main objective is to process information from radars and total stations to facilitate early detection of any unstable area that may pose safety risks to personnel. In 2024, the SSR 160 radar ceased operations due to a lack of spare parts and support for new software versions. In 2025, 24/7 monitoring continued to ensure early detection of areas of slope instability. In 2026, we expect to acquire a new radar to cover all operating areas and conduct critical monitoring of waste-leachable landfills.

In 2023, we continued to roll out diamond exploration and reverse circulation programs for the quantification and certification of resources and reserves, considering the limits of the updated final slope design. Over the year, a total of 12,661 linear meters were developed distributed in a total of 16 diamond exploration holes. 6,144 tested samples for 18 chemical elements were generated and a total of 852 samples related to QA/QC analysis (control samples) were included. In the short-term exploration segment, we drilled 5,689 meters of exploration with reverse circulation distributed in 46 holes.

In 2024, a total of 26,599 linear meters were drilled through 35 diamond exploration holes. 8,578 samples were analyzed for 18 chemical elements in a certified laboratory, while 1,635 samples were analyzed for QA/QC control (control samples). In the short-term exploration segment, 6,246 meters were drilled with reverse circulation, distributed in 44 holes. A total of 2,252 samples were subsequently analyzed in our internal laboratories and included 173 samples for QA/QC control.

From 2020 to the end of 2024, a total of 132,412 meters were drilled, distributed in 299 holes, at depths varying from 220 to 1,279 meters. The number of samples analyzed in certified chemical laboratories with QA/QC controls totaled 45,666 (standards, fine-coarse blanks, fine-coarse duplicates and twins). Additionally, information was obtained for 1,660 orientation data points and 28,785 densities.

Mineral resources

The following table contains the summary of copper, molybdenum and zinc mineral resources exclusive of mineral reserves for Buenavista as of December 31, 2025, based on long-term price assumptions of $3.80, $11.50 and $1.32 per pound, respectively:

	2025
Copper plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)	Variation Copper	Variation Molybdenum	Variation Zinc
Measured mineral resources	—	—%	—%	—%	—	—	—	—	—	—
Indicated mineral resources	627	0.38%	0.008%	0.04%	5,242	111	553	0.0%	(0.1)%	0.0%
Measured + Indicated mineral resources	627	0.38%	0.008%	0.04%	5,242	111	553	0.0%	(0.1)%	0.0%
Inferred mineral resources	7,847	0.34%	0.008%	0.04%	58,474	1,384	6,747	0.0%	0.0%	0.0%

Zinc plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—%	—%	—%	—	—	—	—	—	—
Indicated mineral resources	203	0.44%	0.004%	0.37%	1,985	18	1,646	0.0%	(0.3)%	0.0%
Measured + Indicated mineral resources	203	0.44%	0.004%	0.37%	1,985	18	1,646	0.0%	(0.3)%	0.0%
Inferred mineral resources	705	0.37%	0.009%	0.18%	5,809	140	2,858	0.0%	0.0%	0.0%

Leach plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—	—%	—%	—	—	—	—	—	—
Indicated mineral resources	52	0.33%	—%	—%	376	—	—	(0.2)%	—	—
Measured + Indicated mineral resources	52	0.33%	—%	—%	376	—	—	(0.2)%	—	—
Inferred mineral resources	373	0.18%	—%	—%	1,457	—	—	0.0%	—	—

	2024
Copper plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—%	—%	—%	—	—	—
Indicated mineral resources	627	0.38%	0.008%	0.04%	5,243	111	553
Measured + Indicated mineral resources	627	0.38%	0.008%	0.04%	5,243	111	553
Inferred mineral resources	7,848	0.34%	0.008%	0.04%	58,478	1,384	6,747

Zinc plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—%	—%	—%	—	—	—
Indicated mineral resources	203	0.44%	0.004%	0.37%	1,985	18	1,646
Measured + Indicated mineral resources	203	0.44%	0.004%	0.37%	1,985	18	1,646
Inferred mineral resources	705	0.37%	0.009%	0.18%	5,809	140	2,858

Leach plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Measured mineral resources	—	—	—%	—%	—	—	—
Indicated mineral resources	53	0.33%	—%	—%	377	—	—
Measured + Indicated mineral resources	53	0.33%	—%	—%	377	—	—
Inferred mineral resources	373	0.18%	—%	—%	1,457	—	—

(1)	Mineral resources are reported in situ and are current as of December 31, 2025.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Mineral recovery was based on a formula determined from historical averages. The average recovery for mineral resources was 81% for Cu, 70% for Mo and 74% for Zn
(4)	Cut-off grade: mineral resources are reported on break-even plant and leach profit basis. The estimate was constrained to the Resource pit based on a Cu price of $3.795/lb, Mo price of $11.50/lb and Zn price of $1.323/lb.
(5)	Material with a solubility index greater than 0.3 could be sent to the leach pad. If more than one process was profitable, then the process with the highest value was chosen.

(6)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Buenavista del Cobre technical report summary prepared by qualified persons, under Exhibit 96.6 to the 2024 Form 10-K filed on March 3, 2025.

The variations registered for mineral resources from 2024 to 2025 were attributable to:

-	Production depletion for 2025.
-	Updated end-of-year topography surfaces for 2024 and 2025 and rounding.

Mineral reserves

The following table contains the summary of copper, molybdenum and zinc mineral reserves for Buenavista as of December 31, 2025, based on long-term price assumptions of $3.30, $10.00 and $1.15 per pound, respectively:

	2025
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)	Variation Copper	Variation Molybdenum	Variation Zinc
Sulfide ROM Ore - Copper plant	1,971	0.41%	0.008%	—%	17,922	365	—	(7.3)%	(8.6)%	0.0%
Sulfide ROM Ore - Zinc plant	275	0.63%	—%	0.53%	3,793	—	3,224	(4.3)%	0.0%	(14.2)%
Sulfide ROM Ore Total	2,246	0.44%	—%	—%	21,715	365	3,224	(6.8)%	(8.6)%	(14.2)%
Leachable Ore	2,004	0.26%	—%	—%	11,695	—	—	(5.6)%	0.0%	0.0%

	2024
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Zinc grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained zinc (million pounds)
Sulfide ROM Ore - Copper plant	2,117	0.41%	0.009%	—%	19,343	399	—
Sulfide ROM Ore - Zinc plant	296	0.61%	—%	0.58%	3,964	—	3,758
Sulfide ROM Ore Total	2,413	0.44%	—%	—%	23,307	399	3,758
Leachable Ore	2,118	0.27%	—%	—%	12,389	—	—

(1)	Mineral reserves are current as of December 31, 2025.
(2)	The reference point for the estimate is delivery to the process plant and leach pads.
(3)	Mineral reserves are reported on an elevated cut-off grade for the first three years of the mine schedule and then on a break-even plant and leach profit basis for the remaining LOM schedule. The estimate was based on the long- range schedule, inclusive of processing costs and transport streams and based on a Cu price of $3.30/lb, Mo price of $10.00/lb and Zn price of $1.15/lb.
(4)	Ore with a solubility index greater than 0.3 could be sent to the leach pad. If more than one process was profitable, then the process with the highest value was chosen.
(5)	Mineral reserves are reported using a cut-off grade optimization strategy with elevated copper feed grade targets of 0.48% (2026), 0.43% (2027) and 0.40% (2028+) based on a long-range schedule. The estimate was constrained to an ultimate pit design. The design was based on a Cu price of $3.30/lb and a Mo price of $10.00/lb.
(6)	The recoveries over the life of mine schedule were: mill: 81% for Cu, 70% for Mo and 74% for Zn, 45% for Cu in crushed leach and 52% for Cu in ROM Leach.
(7)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 12 of the Buenavista operations technical report summary prepared by qualified persons, under Exhibit 96.6 to the 2024 Form 10-K filed on March 3, 2025.

The variations registered for mineral reserves from 2024 to 2025 were attributable to:

-	Production depletion for 2025.
-	Updated end-of-year topography surfaces for 2024 and 2025 and rounding.

La Caridad Complex

The La Caridad complex includes two open-pit mines, a concentrator, a smelter, a copper refinery, a precious metals refinery, a rod plant, a SX-EW plant, a lime plant and two sulfuric acid plants.

La Caridad

La Caridad mine and mill are located about 23 kilometers southeast of the town of Nacozari in northeastern Sonora at an average altitude of 1,500 meters above mean sea level. Nacozari is about 266 kilometers northeast of the Sonora state capital of Hermosillo and 125 kilometers south of the U.S.—Mexico border. The municipality of Nacozari de Garcia is located between 30°17’ and 30°20’ of north latitude and 109°32’ and 109°35’ of west longitude with regard to the Greenwich meridian. Limits of the mining unit using UTM coordinates are listed in the following table:

	UTM Zone 12 WGS 84
VERTEX	Easting	Northing
1	629,600.00	3,361,303.35
2	655,325.58	3,361,303.35
3	655,325.58	3,350,065.74
4	629,600.00	3,350,065.74

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

The table below contains production information for 2025, 2024 and 2023 for the La Caridad complex:

					Variance
					2025 - 2024
		2025	2024	2023	Volume	%
Mine annual operating days		365	366	365
Mine
Total ore mined	(kt)	34,934	34,634	34,886	300	0.9%
Copper grade	(%)	0.322	0.322	0.296	—	—%
Leach material mined	(kt)	19,099	19,333	15,099	(234)	(1.2)%
Leach material grade	(%)	0.225	0.211	0.250	0.014	6.6%
Stripping ratio	(x)	1.66	1.68	1.48	(0.02)	(1.2)%
Total material mined	(kt)	143,638	144,615	124,090	(977)	(0.7)%
Concentrator
Total material milled	(kt)	35,035	34,515	35,128	520	1.5%
Copper recovery	(%)	85.2	84.35	84.45	0.85	1.0%
Copper concentrate	(kt)	435.4	425.5	387.2	9.9	2.3%
Copper in concentrate	(kt)	96.2	93.7	87.8	2.5	2.7%
Copper concentrate average grade	(%)	22.09	22.03	22.68	0.06	0.3%
SX‑EW plant
Estimated leach recovery	(%)	36.35	35.70	34.97	0.65	1.8%
SX‑EW cathode production	(kt)	24.22	23.25	22.99	0.97	4.2%
Molybdenum
Molybdenum grade	(%)	0.036	0.035	0.039	0.001	2.9%
Molybdenum recovery	(%)	82.2	81.11	82.71	1.09	1.3%
Molybdenum concentrate	(kt)	19.5	18.2	21	1.3	7.1%
Molybdenum concentrate average grade	(%)	53.53	53.38	54.15	0.15	0.3%
Molybdenum in concentrate	(kt)	10.4	9.7	11.4	0.7	7.2%

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

SX-EW Plant

Approximately 1,037.4 million tonnes of leaching ore with an average grade of approximately 0.238% copper had been extracted from the La Caridad open-pit mine and deposited in leaching dumps as of December 31, 2025. All copper ore with a grade lower than the current mill cut-off grade 0.30%, but higher than 0.15% copper, is at present delivered to the leaching dumps. In 1995, we completed the construction of a SX-EW facility at La Caridad that has allowed us to process this ore and certain leach mineral reserves that were not mined; this has led to a subsequent reduction in our copper production costs. The SX-EW facility has an annual design capacity of 21,900 tonnes of copper cathodes. These cut-off grades need to be re-assessed as the mineral reserves stated were estimated utilizing an economic cut-off value.

The plant has three trains of solvent extraction with a nominal capacity of 2,400 cubic meters per hour and has 94 electrowinning cells, which are distributed in a single electrolytic bay. The plant has a daily production capacity of 65 tonnes of copper cathodes with 99.999% purity.

Slope stability

In 2004, our 15-year mine plan study for the La Caridad mine was awarded to an independent consulting firm to conduct a geotechnical evaluation. The purpose of the plan was to develop a program of optimum bench design and inter-ramp slope angles for the open-pit. The results of the evaluation presented by the consultants included a recommendation of a maximum average bench face angle of 72 degrees. Additionally, single benching was recommended for the upper sections of the west, south and east walls of the main pit. Double benching was recommended for the lower levels of the main pit and single benching for the upper slope segments that consist of either alluvial material, mine waste dumps or mineralized stockpile material. Alternatively, slopes in these types of materials may be designed with an overall 37-degree slope. The geostructural and geotechnical parameters recommended were applied in the pit design for the new life of mine plan for La Caridad mine, which was prepared in 2015. This mine plan replaced the 15-year mine plan prepared in 2010. However, since final pit limits have yet to be established at La Caridad, all current pit walls are effectively working slopes. Geostructural and geotechnical data collected at the open-pit mine from cell-mapping and oriented-core drilling databases provided the basis for the geotechnical evaluation and recommendations. Additional geotechnical drilling is required in the expanded areas of the Mineral Reserve ultimate pit shell which are beyond the design sector limits.

In 2019, we assigned an independent consulting firm to conduct a geotechnical study of La Caridad, which included the Bella Union area, based on a 15-year mining plan. The results of this study included recommendations on geostructural and geotechnical parameters. These were applied to the pit design for the new mine plan for La Caridad, which replaced the 15-year mine plan prepared in 2015. A hydrogeological study was also recommended to determine the distribution of pore pressure. In September 2021, the SSR-OMNI and the SSR-FX radar systems began operating. These two working radar systems will allow us to cover up to 80% of the slopes in the operating areas of the mine.

Starting 2022, a Geotechnical Engineer in charge of the Geotechnical Department, took care of the two radar systems to gather information and to make daily monitoring reports as well as make recommendations to the Operation Department to have a safer mining process. Geostructural data from cell-mapping is also being collected. The topography is monitored weekly to evaluate if inter-ramp slope angles are within the recommended parameters.

Starting 2023, a second Geotechnical Engineer was hired for the Geotechnical Department. We also began to use a Maptek XR3 scanner to improve structural mapping and make recommendations to the Blasting Department. Weekly and monthly reports are generated based on the piezometers, which show the evolution of the water table levels and enable monitoring if slope drainage is required.

La Caridad pit and its surroundings are continuously monitored by four radar systems and a specialized team, who is on 24/7 to notify operations if an alert is triggered. A drone equipped with a LiDAR sensor is used to conduct surveys to measure slope angles, inter-ramp areas, waste rock facilities, and leach pads.

The quality of the rock mass and nearby geological structures are reported daily for scheduled blasts. Furthermore, a slope and bench cleaning program has been implemented to minimize the risk of rockfall as much as possible.

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources exclusive of mineral reserves for La Caridad as of December 31, 2025, based on long-term price assumptions of $3.80 and $11.50 per pound, respectively:

	2025
Leach process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Variation Copper	Variation Molybdenum
Measured mineral resources	5	0.07%	—%	7	—	0.0%	—
Indicated mineral resources	113	0.07%	—%	161	—	(0.8)%	—
Measured + Indicated mineral resources	117	0.07%	—%	168	—	(0.8)%	—
Inferred mineral resources	342	0.08%	—%	613	—	0.4%	—

Mill process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Variation Copper	Variation Molybdenum
Measured mineral resources	89	0.15%	0.025%	295	51	0.0%	0.0%
Indicated mineral resources	2,136	0.14%	0.022%	6,676	1,027	0.0%	0.0%
Measured + Indicated mineral resources	2,224	0.14%	0.022%	6,971	1,076	0.0%	0.0%
Inferred mineral resources	5,315	0.13%	0.024%	14,764	2,806	0.0%	0.0%

	2024
Leach process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)
Measured mineral resources	5	0.07%	—%	7	—
Indicated mineral resources	113	0.07%	—%	162	—
Measured + Indicated mineral resources	117	0.07%	—%	169	—
Inferred mineral resources	342	0.08%	—%	611	—

Mill process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)
Measured mineral resources	89	0.15%	0.025%	295	51
Indicated mineral resources	2,136	0.14%	0.022%	6,676	1,027
Measured + Indicated mineral resources	2,224	0.14%	0.022%	6,971	1,077
Inferred mineral resources	5,315	0.13%	0.024%	14,764	2,807

(1)	Mineral resources are reported in situ and are current as of December 31, 2025.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Mineral resources are reported on break-even plant and leach profit basis. The estimate was constrained to the Resource pit based on a Cu price of $3.795/lb, Mo price of $11.50/lb.
(4)	Ore material with solubility index greater than 0.3 was considered routable to leach.
(5)	Recovery assumed based on 3-year averages of La Caridad 81% Cu and 87% Mo for mill and 44% Cu for heap leach.
(6)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the La Caridad and Pilares operations technical report summary prepared by qualified persons, under Exhibit 96.7 to the 2024 Form 10-K filed on March 3, 2025.

The variations registered for mineral resources from 2024 to 2025 were attributable to:

-	Production depletion for 2025.
-	Updated end-of-year topography surfaces for 2024 and 2025 and rounding.

Mineral reserves

The following table contains the summary of copper and molybdenum mineral reserves for La Caridad as of December 31, 2025, based on long-term price assumptions of $3.30 and $10.00 per pound, respectively.

	2025
Proven mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Variation Copper	Variation Molybdenum
Leach process	57	0.24%	—%	295	—	(13.6)%	—
Mill process	261	0.29%	0.042%	1,645	243	(3.1)%	(3.2)%

	2025
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Variation Copper	Variation Molybdenum
Leach process	269	0.16%	—%	941	—	(14.6)%	—
Mill process	1,638	0.21%	0.036%	7,453	1,312	(2.3)%	(1.7)%

	2024
Proven mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)
Leach process	66	0.23%	—%	342	—
Mill process	272	0.28%	0.042%	1,697	251

	2024
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)
Leach process	315	0.16%	—%	1,102	—
Mill process	1,671	0.21%	0.036%	7,628	1,335

(1)	Mineral reserves are current as of December 31, 2025.
(2)	The reference point for the estimate is the leach pad or concentrator.
(3)	Mineral reserves are reported using a cut-off grade optimization strategy. The estimate was constrained to an ultimate pit design limited to an approximate 60-year life to stay within current tailings capacity estimate. The design was based on a Cu price of $3.30/lb and a Mo price of $10.00/lb.
(4)	Ore material with solubility index greater than 0.3 was considered routable to leach.
(5)	Copper recovery for the mill process is 83% for Cu and 88% for Mo and recovery for the leach process is 46%.
(6)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 12 of the La Caridad and Pilares operations technical report summary prepared by qualified persons, under Exhibit 96.7 to the 2024 Form 10-K filed on March 3, 2025.

The variations registered for mineral reserves from 2024 to 2025 were attributable to:

-	Production depletion for 2025.
-	Updated end-of-year topography surfaces for 2024 and 2025 and rounding.

Pilares

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

The mining claims held by Pilares cover an area of about 143.3 hectares for exploration and exploitation activities. Surface rights are held by a combination of private ownership and agreements with the local ejido “Pilares”, which consists of about 40 members. Ejidos are agrarian land grants held by a group of people. The agreements allow for exploration and mining activities, plus conservation of the historical town of Pilares. Additionally, Pilares was included in the regional environmental permit obtained for the entire La Caridad complex dated September 2018 and valid for 60 years.

Geology

The La Caridad mining district, where the Pilares porphyry copper deposit is located, lies within the eastern section of the Sonora Basin and Range Province in Northern Mexico. Sustained magmatic activity along the North American Cordillera during the late Mesozoic through Paleogene resulted in the development of numerous porphyry copper deposits.

The local geology of the Pilares area consists of two main lithological packages, a volcanic sequence and a set of hypabyssal bodies that intrude the volcanic sequence. The volcanic sequence is comprised from the base to the top by the following units: andesitic flows from interbedding of Crystal Tuff, Tobaceous Sandstone, tuff-breccia (ignimbrite), basalt-andesite flows and Lapilli Tuffs. The Lapilli Tuff is composed of lapilli-sized volcanic fragments outcropping in the topographic highs and distributed in the central, southeastern and northeastern portion of the Pilares area. The Lapilli Tuff hosts the mineralized structure of the Pilares Breccia.

Slope stability

In 2024, a SSR827-XT radar system was installed for slope monitoring. Pre-cutting equipment was acquired, and pre-cut drilling was performed on final slopes.

Final slope configurations have been preserved, supported by controlled pre-split blasting and a bench cleaning program to reduce rockfall risk. Additionally, a second slope monitoring radar system was acquired, allowing for full-coverage, real-time monitoring of the pit, 24/7.

Mineral resources

The following table contains the summary of copper and molybdenum mineral resources for Pilares as of December 31, 2025, based on long-term price assumptions of $3.80 and $11.50 per pound, respectively:

	2025
Leach process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Variation Copper	Variation Molybdenum
Measured mineral resources	—	—%	—%	—	—	—	—
Indicated mineral resources	0.03	0.16%	—%	0.1	—	0.0%	—
Measured + Indicated mineral resources	0.03	0.16%	—%	0.1	—	0.0%	—
Inferred mineral resources	0.01	0.09%	—%	0.02	—	0.0%	—

Mill process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Variation Copper	Variation Molybdenum
Measured mineral resources	—	—%	—%	—	—	—	—
Indicated mineral resources	30.1	0.55%	0.014%	364.2	9.3	0.0%	0.0%
Measured + Indicated mineral resources	30.1	0.55%	0.014%	364.2	9.3	0.0%	0.0%
Inferred mineral resources	3.4	0.46%	0.014%	34.4	1.1	0.0%	0.0%

	2024
Leach process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)
Measured mineral resources	—	—%	—%	—	—
Indicated mineral resources	0.03	0.16%	—%	0.1	—
Measured + Indicated mineral resources	0.03	0.16%	—%	0.1	—
Inferred mineral resources	0.01	0.09%	—%	0.02	—

Mill process	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)
Measured mineral resources	—	—%	—%	—	—
Indicated mineral resources	30.1	0.55%	0.014%	364.2	9.3
Measured + Indicated mineral resources	30.1	0.55%	0.014%	364.2	9.3
Inferred mineral resources	3.4	0.46%	0.014%	34.4	1.1

(1)	Mineral resources are reported in situ and effective as of December 31, 2025. Mineral resources are reported exclusive of mineral reserves.
(2)	Recovery assumed based on 3-year averages of La Caridad 81% Cu and 87% Mo for mill and 44% Cu for heap leach.
(3)	Mineral resources are reported on break-even plant and leach profit basis. The estimate was constrained to the Resource pit based on a Cu price of $3.795/lb, Mo price of $11.50/lb.
(4)	Ore material with solubility index greater than 0.3 was considered routable to leach.
(5)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the La Caridad and Pilares project technical report summary prepared by qualified persons under Exhibit 96.7 of the 2024 Form 10-K filed on March 3, 2025.

The variations registered for mineral resources from 2024 to 2025 were attributable to:

-	Production depletion for 2025.
-	Updated end-of-year topography surfaces for 2024 and 2025 and rounding.

Mineral reserves

The following table contains the summary of copper and molybdenum mineral reserves for Pilares as of December 31, 2025, based on long-term price assumptions of $3.30 and $10.00 per pound, respectively.

	2025
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)	Variation Copper	Variation Molybdenum
Leach process	1.9	0.37%	—%	15	—	(9.8)%	0.0%
Mill process	22.3	0.80%	0.006%	395	3	(0.9)%	(3.6)%

	2024
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Contained copper (million pounds)	Contained molybdenum (million pounds)
Leach process	2.2	0.35%	—%	17	—
Mill process	22.6	0.80%	0.006%	399	3

(1)	Mineral reserves are current as of December 31, 2025.
(2)	The reference point for the estimate is the leach pad or concentrator.
(3)	Mineral reserves are reported using a cut-off grade optimization strategy. The estimate was constrained to an ultimate pit design limited to an approximate 60-year life. The design was based on a Cu price of $3.30/lb and a Mo price of $10.00/lb.
(4)	Ore material with solubility index greater than 0.3 was considered routable to leach.
(5)	Copper recovery for the mill process is 83% for Cu and 88% for Mo and recovery for the leach process is 46%.
(6)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 12 of the La Caridad and Pilares operations technical report summary prepared by qualified persons, under Exhibit 96.7 to the 2024 Form 10-K filed on March 3, 2025.

The variations registered for mineral reserves from 2024 to 2025 were attributable to:

-	Production depletion for 2025.
-	Updated end-of-year topography surfaces for 2024 and 2025 and rounding.

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

The table below contains production information for 2025, 2024 and 2023 for the La Caridad processing facilities:

					Variance
					2025 - 2024
		2025	2024	2023	Volume	%
Smelter
Total copper concentrate smelted	(kt)	1021.2	991.5	966.6	29.7	3.0%
Anode copper production	(kt)	272.7	252.5	265.3	20.2	8.0%
Average copper content in anode	(%)	99.48	99.46	99.38	0.02	0.0%
Average smelter recovery	(%)	96.31	95.20	96.70	1.11	1.2%
Sulfuric acid production	(kt)	1053.8	996.0	948.5	57.8	5.8%
Refinery
Refined cathode production	(kt)	227.8	217.1	218.6	10.7	4.9%
Refined silver production	(000 kg)	262.3	246.6	230.1	15.7	6.4%
Refined gold production	(Kg)	914.1	890.4	948.1	23.7	2.7%
Rod Plant
Copper rod production	(kt)	157.1	152.8	154.3	4.3	2.8%

Key: kt = thousand tonnes

Kg = kilograms

MEXICAN PROJECTS

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

The El Pilar deposit is located at the southwest margin of the Patagonia Mountains near the base of a mountain range. The topography near the deposit permits sufficient surface space for a mining operation, leach pads, waste disposal areas, and other facilities. The property can be reached by road from Hermosillo, Sonora in Mexico and from Tucson, Arizona in the United States. The route from Hermosillo to Miguel Hidalgo takes about 3.5 hours of driving time. The route from Tucson to Miguel Hidalgo is currently a two-hour drive. The site is a green-field mining site with no existing infrastructure. Experienced mining personnel and related contractors are available within driving distance.

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

Mineral resources

The following table contains the summary of copper mineral resources exclusive of mineral reserves for El Pilar as of December 31, 2025, based on long-term price assumptions of $3.80 per pound:

	2025
Copper	Amount (million tonnes)	Total copper	Soluble copper	Contained copper (million pounds)
Measured mineral resources	2.2	0.20%	0.10%	9
Indicated mineral resources	81.3	0.18%	0.08%	317
Measured + Indicated mineral resources	83.4	0.18%	0.08%	326
Inferred mineral resources	88.6	0.12%	0.06%	234

(1)	Mineral resources are reported in situ and effective as of December 31, 2021 as reported in the Technical Report Summary dated February 28, 2022. Southern Copper has reported that minor activity by contractors at the site has not materially impacted the total Mineral Resource estimates that were reported as of December 31, 2021. Therefore, the estimates as of December 31, 2021 are deemed current as of December 31, 2025. The qualified person (“QP”) has not visited the site since August 2021 and cannot independently determine whether contractor activities have impacted Mineral Resources.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Metallurgical Recovery: Cu Recovery = 0.3349 x LN (Soluble Cu/Total Cu) + 0.7949
(4)	Cut-Off Grade: Calculated on break-even profit basis and constrained within the pit shell outlined using a Cu price of $3.795/lb.
(5)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the El Pilar project technical report summary prepared by qualified persons, under Exhibit 96.9 of Form 10-K/A for the fiscal year ended December 31, 2021, filed on March 7, 2022.
(6)	There were no changes in resources with regard to 2021’s figures. Technical Studies are underway.

Mineral reserves

The following table contains the summary of copper mineral reserves for El Pilar as of December 31, 2025, based on long-term price assumptions of $3.30 per pound:

	2025
Copper	ROM Ore (million tonnes)	Copper grade	Contained copper (thousand tonnes)	Contained copper (million pounds)
Proven mineral reserves	63	0.27%	168	370
Probable mineral reserves	254	0.25%	623	1,374
Total mineral reserves	317	0.25%	790	1,744

(1)	Mineral reserves are effective as of December 31, 2021 as reported in the Technical Report Summary dated February 28, 2022. Southern Copper has reported minor activity by contractors at the site since that time has not materially impacted the original Mineral Reserves estimates. Therefore, the estimates as of December 31, 2021 are deemed current as of December 31, 2025. The QP has not visited the site since August 2021 and cannot independently determine whether the contractor activities have impacted Mineral Reserves.
(2)	The reference point for the estimate is delivery to the leach pad.
(3)	The recovered copper estimate utilizes the following recovery formula: (Cu Rec % = 0.3349 x LN(Cu_Ratio) + 0.7949)
(4)	Cut-Off Grade: Measured and Indicated Blocks within the ultimate pit design with a value greater than or equal to zero were considered ore. The following “Value Equation” was used to calculate that value using a Cu price of $3.30/lb. Value / tonne = ($0.73 * Cu Recovery * Cu Grade) – ($0.15 * Cu Recovery * Cu Grade) - $0.57
(5)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 12 of the El Pilar project technical report summary prepared by qualified persons, under Exhibit 96.9 of the Company´s Form 10-K/A for the fiscal year ended December 31, 2021, filed on March 7, 2022.
(6)	There were no changes in reserves with regard to 2021’s figures. Technical Studies are underway.

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

Mineral resources

The following table contains the summary of mineral resources for El Arco as of December 31, 2025, based on long-term price assumptions of $3.80 and $10.35 per pound for copper and molybdenum, respectively, and fixed over the 35-year expected mine life.

	2025
Mill plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Gold grade (g/t)	Silver grade (g/t)	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained gold (million ounces)	Contained silver (million ounces)
Measured mineral resources	—	—%	—%	—	—	—	—	—	—
Indicated mineral resources	826.6	0.41%	0.008%	0.12	1.6	7,544.9	146.5	3.23	41.88
Measured + Indicated mineral resources	826.6	0.41%	0.008%	0.12	1.6	7,544.9	146.5	3.23	41.88
Inferred mineral resources	2,344.9	0.37%	0.006%	0.11	1.5	19,352.3	298.2	8.05	110.89

Leach plant	Amount (million tonnes)	Copper grades	Molybdenum grades	Gold grade (g/t)	Silver grade (g/t)	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained gold (million ounces)	Contained silver (million ounces)
Measured mineral resources	—	—%	—%	—	—	—	—	—	—
Indicated mineral resources	51.3	0.30%	—%	—	—	335.3	—	—	—
Measured + Indicated mineral resources	51.3	0.30%	—%	—	—	335.3	—	—	—
Inferred mineral resources	63.8	0.25%	—%	—	—	350.9	—	—	—

(1)	Mineral resources are reported in situ and are current as of December 31, 2025.
(2)	Mineral resources are reported exclusive of mineral reserves. Mineral resources that are not mineral reserves have no demonstrated economic viability.
(3)	Mineral resources are reported within a conceptual pit shell that is based on copper and molybdenum values only. The pit shell uses the following input parameters: metal prices of $3.80/lb Cu and $10.35/lb Mo; variable net smelter return cut-offs; mining recovery of 100%; metallurgical recoveries of 86% Cu, and 55% Mo for material sent to the mill facility, and recovery of 80% Cu (Total copper) for material sent to the heap leach pad; total mining costs (base, incremental and sustaining) of $1.206/t mined; total mill process costs (base, sustaining, tailings, G&A and molybdenum plant) of $7.80/t milled; total leaching costs (operating and SX-EW) of $1.60/t leached; miscellaneous costs (closure, payments) of $0.10/t processed; copper refining cost of $0.09/lb, copper smelting cost of $90/t concentrate; copper transport costs of $107.69/t concentrate; molybdenum transport costs of $73.67/t concentrate; and molybdenum refining/treatment cost of 12.50% (of molybdenum price). Mineral resources are constrained within a wireframe constructed at a 0.1% total copper cut-off grade.
(4)	Gold and silver are not used in the pit optimization. The gold and silver metallurgical recoveries for material that will be sent to the mill facility are forecast at 55.7% Au, and 50.2% Ag, respectively. Molybdenum, gold and silver are not expected to be recovered from the leach process.
(5)	Mineral resources are constrained within a wireframe constructed at a 0.1% total copper cut-off grade.
(6)	For further information on assumptions used in preparing the estimates, please refer to Chapter 11 of the El Arco project technical report summary prepared by qualified persons, under Exhibit 96.10 of the Company´s Form 10-K/A for the fiscal year ended December 31, 2021, filed on March 7, 2022.
(7)	There were no changes in mineral resources with regard to the figures reported in 2021.

Mineral reserves

The following table contains the summary of copper mineral reserves for El Arco as of December 31, 2025, based on long-term price assumptions of $3.30 and $9.00 per pound for copper and molybdenum, respectively, and were fixed over the 35 year expected mine life.

	2025
Probable mineral reserves	Amount (million tonnes)	Copper grades	Molybdenum grades	Gold grade (g/t)	Silver grade (g/t)	Contained copper (million pounds)	Contained molybdenum (million pounds)	Contained gold (million ounces)	Contained silver (million ounces)
Sulfide mill	1,229.5	0.40%	0.006%	0.14	1.8	10,822	166.7	5.6	70.5
Oxide leach	140.5	0.27%	—%	—	—	846	—	—	—

(1)	Mineral reserves are current as of December 31, 2025.
(2)	The reference point for the estimate is the point of delivery to the processing facility.
(3)	Mineral reserves are constrained within an optimized pit shell based on copper and molybdenum only.
(4)	The following parameters were used in estimation: assumption of open pit mining methods; assumption of heap leach and concentrate processing; copper price of $3.30/lb, molybdenum price of $9.00/lb; variable net smelter return cut-offs; mining recovery of 100%; metallurgical recoveries of 86% Cu, and 55% Mo for material sent to the mill facility, and recovery of 80% Cu (Total copper) for material sent to the heap leach pad; total mining costs (base, incremental and sustaining) of $1.206/t mined; total mill process costs (base, sustaining, tailings, G&A and molybdenum plant) of $7.80/t milled; total leaching costs (operating and SX-EW) of $1.60/t leached; miscellaneous costs (closure, payments) of $0.10/t processed; copper refining cost of $0.09/lb; copper smelting cost of $90/t concentrate; copper transport costs of $107.69/t concentrate; molybdenum transport costs of $73.67/t concentrate; and molybdenum refining/treatment cost of 12.50% (of molybdenum price).
(5)	Gold and silver are not used in the pit optimization. The gold and silver metallurgical recoveries for material that will be sent to the mill facility are forecast at 55.7% Au, and 50.2% Ag, respectively. Molybdenum, gold and silver are not expected to be recovered from the leach process.
(6)	For the leaching process, the internal copper cut-off was 0.049% while the breakeven copper cut-off was 0.057%.
(7)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 12 of the El Arco operations technical report summary prepared by qualified persons, under Exhibit 96.10 of the Company´s Form 10-K/A for the fiscal year ended December 31, 2021, filed on March 7, 2022.
(8)	There were no changes in mineral reserves with regard to the figures reported in 2021.

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

The table below contains production information for 2025, 2024 and 2023 for our Mexican IMMSA unit:

					Variance
					2025 - 2024
		2025	2024	2023	Volume	%
Average annual operating days(*)		309	300	301
Total material mined and milled	(kt)	4,532	4,433	4,346	99	2.2%
Zinc:
Average ore grade	(%)	1.65	1.85	1.88	(0.20)	(10.8)%
Average recovery	(%)	80.49	80.28	80.22	0.21	0.3%
Concentrate produced	(kt)	124.1	130.7	132.0	(6.6)	(5.0)%
Concentrate average grade	(%)	48.5	50.29	49.64	(1.79)	(3.6)%
Zinc in concentrate	(kt)	60.2	65.7	65.5	(5.5)	(8.4)%
Lead:
Average ore grade	(%)	0.74	0.69	0.63	0.05	7.2%
Average recovery	(%)	74.27	68.92	68.78	5.35	7.8%
Concentrate produced	(kt)	44.8	37.2	33.6	7.6	20.4%
Concentrate average grade	(%)	55.65	56.63	55.71	(0.98)	(1.7)%
Lead in concentrate	(kt)	24.9	21.1	18.7	3.8	18.0%
Copper:
Average ore grade	(%)	0.38	0.38	0.38	—	—%
Average recovery	(%)	58.6	58.49	57.52	0.11	0.2%
Concentrate produced	(kt)	44.6	44.4	43.9	0.2	0.5%
Concentrate average grade	(%)	22.90	21.97	21.80	0.93	4.2%
Copper in concentrate	(kt)	10.2	9.8	9.6	0.4	4.1%
Silver:
Average ore grade	(ounces)	2.05	1.93	1.97	0.12	6.2%
Average recovery	(%)	81.06	78.99	77.88	2.07	2.6%
Concentrate average grade	(ounces/tonne)	35.3	31.9	31.8	3.4	10.7%
Silver in concentrates	((000) ounces)	7,544.40	6,774.86	6,664.00	769.5	11.4%

kt = thousand tonnes

(*)	Weighted average annual operating days based on total material mined and milled in the three active mines: Charcas, Santa Barbara and San Martin.

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

Mineral resources

The following table contains the summary of mineral resources for Charcas as of December 31, 2025, based on long-term metal price assumptions:

	2025				2024
Silver	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	23.00	17,559	57	32,221	23.00	18,085	57	33,198	(2.9)%
Measured + Indicated mineral resources	23.00	17,559	57	32,221	23.00	18,085	57	33,198	(2.9)%
Inferred mineral resources	23.00	15,603	63	31,476	23.00	15,752	63	31,776	(0.9)%

Zinc	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—%	—	—	—	—%	—	—
Indicated mineral resources	1.32	17,559	3.74%	655.9	1.32	18,085	3.74%	677.1	(3.1)%
Measured + Indicated mineral resources	1.32	17,559	3.74%	655.9	1.32	18,085	3.74%	677.1	(3.1)%
Inferred mineral resources	1.32	15,603	3.31%	516.8	1.32	15,752	3.32%	522.8	(1.2)%

Lead	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—%	—	—	—	—%	—	—
Indicated mineral resources	1.09	17,559	0.24%	43.0	1.09	18,085	0.24%	44.0	(2.3)%
Measured + Indicated mineral resources	1.09	17,559	0.24%	43.0	1.09	18,085	0.24%	44.0	(2.3)%
Inferred mineral resources	1.09	15,603	0.36%	55.5	1.09	15,752	0.35%	55.8	(0.6)%

Copper	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—%	—	—	—	—%	—	—
Indicated mineral resources	3.80	17,559	0.35%	60.7	3.80	18,085	0.35%	63.0	(3.6)%
Measured + Indicated mineral resources	3.80	17,559	0.35%	60.7	3.80	18,085	0.35%	63.0	(3.6)%
Inferred mineral resources	3.80	15,603	0.32%	49.2	3.80	15,752	0.32%	49.8	(1.1)%

(1)	Mineral resources are reported in situ and are current as of December 31, 2025.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Metallurgical recovery assumptions (in payable concentrates) are: 76% for silver, 39% for lead, 63% for copper and 87% for zinc.
(4)	Mineral resources are reported at metal-equivalent Cut-Off Grades (COG) based on metal price assumptions, variable metallurgical recovery assumptions, mining costs, processing costs, G&A costs, and variable Net Smelter Recovery (NSR) factors. Mining, processing, and G&A costs total $69.84/t with metal prices of $1,725/tr oz for Au, $23/tr oz for Ag, $1.09/lb for Pb, $1.32 /lb for Zn and $3.80/lb for Cu.
(5)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Charcas operations technical report summary prepared by qualified persons, under Exhibit 96.10 to the 2024 Form 10-K filed on March 3, 2025.
(6)	Variations in mineral resources in 2025 were attributable to production depletion and updated depletion and sterilization around historical mined areas.

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

Mineral resources

The following table contains the summary of mineral resources for Santa Barbara as of December 31, 2025, based on long-term metal price assumptions:

	2025				2024
Silver	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	23.00	17,804	94	53,767	23.00	19,883	98	62,335	(13.7)%
Measured + Indicated mineral resources	23.00	17,804	94	53,767	23.00	19,883	98	62,335	(13.7)%
Inferred mineral resources	23.00	45,920	81	119,680	23.00	47,333	82	124,081	(3.5)%

Zinc	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	1.32	17,804	3.29%	586.0	1.32	19,883	3.36%	668.3	(12.3)%
Measured + Indicated mineral resources	1.32	17,804	3.29%	586.0	1.32	19,883	3.36%	668.3	(12.3)%
Inferred mineral resources	1.32	45,920	3.32%	1,524.8	1.32	47,333	3.34%	1,578.7	(3.4)%

Lead	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	1.09	17,804	1.66%	294.9	1.09	19,883	1.71%	340.7	(13.4)%
Measured + Indicated mineral resources	1.09	17,804	1.66%	294.9	1.09	19,883	1.71%	340.7	(13.4)%
Inferred mineral resources	1.09	45,920	1.86%	853.9	1.09	47,333	1.87%	884.6	(3.5)%

Copper	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	3.80	17,804	0.46%	81.0	3.80	19,883	0.47%	93.1	(12.9)%
Measured + Indicated mineral resources	3.80	17,804	0.46%	81.0	3.80	19,883	0.47%	93.1	(12.9)%
Inferred mineral resources	3.80	45,920	0.45%	205.3	3.80	47,333	0.45%	211.1	(2.7)%

Gold	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	1,725	17,804	0.15	89	1,725	19,883	0.16	100	(11.1)%
Measured + Indicated mineral resources	1,725	17,804	0.15	89	1,725	19,883	0.16	100	(11.1)%
Inferred mineral resources	1,725	45,920	0.12	176	1,725	47,333	0.12	186	(5.4)%

(1)	Mineral resources are reported in situ and are current as of December 31, 2025.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Metallurgical recovery assumptions (in payable concentrates) are: 33% for Gold, 81% for silver, 79% for lead, 40% for copper and 80% for zinc.
(4)	Mineral resources are reported at metal-equivalent Cut-Off Grades (COG) based on metal price assumptions, variable metallurgical recovery assumptions, mining costs, processing costs, G&A costs, and variable Net Smelter Recovery (NSR) factors. Mining, processing, and G&A costs total $82.98/t. with metal prices of $1,725/tr oz for Au, $23/tr oz for Ag, $1.09/lb for Pb, $1.32 /lb for Zn and $3.80/lb for Cu.
(5)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the Santa Barbara operations technical report summary prepared by qualified persons, under Exhibit 96.11 to the 2024 Form 10-K filed on March 3, 2025.
(6)	Variations in mineral resources in 2025 were attributable to production depletion and updated depletion and sterilization around historical mined areas.

San Martin

The San Martin mining complex is located in the municipality of Sombrerete in the northwestern part of the state of Zacatecas, Mexico. It is located approximately 185 kilometers from the city of Zacatecas. The elevation of the San Martin mining complex is approximately 2,600 meters (m) with geographic coordinates of 629,000 E and 2,614,000 N (WGS84, UTM Zona 13). The nearest major town is the municipality of Sombrerete (17 km away) in the Sierra Madre Occidental geographic province. It was discovered in 1555 and mining operations in the 20th century began in 1949. The complex includes an underground mine and a flotation plant. The ore body contains lead, copper and zinc concentrates, with significant amounts of silver. The state of Zacatecas has an extensive infrastructure of roads and highways that connect the San Martín to the rest of the country. The San Martin mining unit has a paved road to Highway 45, which leads to the town of Sombrerete, 17 kilometers away. Highway 45 then connects Sombrerete to Fresnillo, Zacatecas and Durango at distances of 110,171 and 125 kilometers, respectively.

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

Mineral resources

The following table contains the summary of mineral resources for San Martin as of December 31, 2025, based on long-term metal price assumptions:

	2025				2024
Silver	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Metal price (per ounce)	Amount (thousand tonnes)	Grades (grams per tonne)	Metal content (thousand ounces)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	23.00	13,350	76	32,735	23.00	13,812	76	33,793	(3.1)%
Measured + Indicated mineral resources	23.00	13,350	76	32,735	23.00	13,812	76	33,793	(3.1)%
Inferred mineral resources	23.00	55,461	71	126,835	23.00	55,744	71	127,473	(0.5)%

Zinc	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	1.32	13,350	1.88%	251.1	1.32	13,812	1.89%	260.8	(3.7)%
Measured + Indicated mineral resources	1.32	13,350	1.88%	251.1	1.32	13,812	1.89%	260.8	(3.7)%
Inferred mineral resources	1.32	55,461	2.55%	1,415.6	1.32	55,744	2.55%	1,422.6	(0.5)%

Lead	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	1.09	13,350	0.34%	45.3	1.09	13,812	0.34%	46.5	(2.4)%
Measured + Indicated mineral resources	1.09	13,350	0.34%	45.3	1.09	13,812	0.34%	46.5	(2.4)%
Inferred mineral resources	1.09	55,461	0.31%	173.1	1.09	55,744	0.31%	174.3	(0.7)%

Copper	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Metal price (per pound)	Amount (thousand tonnes)	Grades	Metal content (thousand tonnes)	Variation
Measured mineral resources	—	—	—	—	—	—	—	—	—
Indicated mineral resources	3.80	13,350	0.62%	82.7	3.80	13,812	0.62%	86.3	(4.1)%
Measured + Indicated mineral resources	3.80	13,350	0.62%	82.7	3.80	13,812	0.62%	86.3	(4.1)%
Inferred mineral resources	3.80	55,461	0.46%	257.3	3.80	55,744	0.46%	258.9	(0.6)%

(1)	Mineral resources are reported in situ and are current as of December 31, 2025.
(2)	Mineral resources are reported exclusive of mineral reserves.
(3)	Metallurgical recovery assumptions (in payable concentrates) are 83% for silver, 40% for lead, 71% for copper and 76% for zinc.
(4)	Mineral resources are reported at metal-equivalent Cut-Off Grades (COG) based on metal price assumptions, variable metallurgical recovery assumptions, mining costs, processing costs, G&A costs, and variable Net Smelter Recovery (NSR) factors. Mining, processing, and G&A costs total $61.16/t. with metal prices of $1,725/tr oz for Au, $23/tr oz for Ag, $1.09/lb for Pb, $1.32 /lb for Zn and $3.80/lb for Cu.
(5)	For further information on assumptions used in preparing the estimates, including a detailed description of the cut-off determination, please refer to Chapter 11 of the San Martin operations technical report summary prepared by qualified persons, under Exhibit 96.13 of the Company’s Form 10-K for the fiscal year ended December 31, 2023, filed on February 29, 2024.
(6)	Variations in mineral resources in 2025 were attributable to production depletion and updated depletion and sterilization around historical mined areas.

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

In the first quarter of 2020, the Santa Eulalia mine suspended its operations due to flooding. We are currently evaluating different options to determine the future of this business unit.

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

There was no mine exploration drilling at Taxco during the three-year period ended December 31, 2025 due to the strikes. Please see Note 13 “Commitments and Contingencies—Labor matters” to the consolidated financial statements.

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

The table below contains production information for 2025, 2024 and 2023 for our San Luis Potosi zinc refinery:

					Variance
					2025 - 2024
		2025	2024	2023	Volume	%
Total zinc concentrate treated	(kt)	195.9	214.1	215.2	(18.2)	(8.5)%
Refined zinc produced	(kt)	87.0	98.8	101.0	(11.8)	(11.9)%
Sulfuric acid produced	(kt)	168.6	187.7	179.9	(19.1)	(10.2)%
Refined silver produced	((000) kilos)	18.9	16.8	13.9	2.1	12.5%
Refined gold produced	(kilos)	25.3	22.2	21.7	3.1	14.0%
Refined cadmium produced	(kt)	0.6	0.6	0.5	(0.0)	(8.3)%
Average refinery recovery	(%)	88.5	92.2	92.2	(3.7)	(4.0)%

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

Our estimates of mineral reserves and mineral resources have been prepared in accordance with the disclosure requirements of S-K 1300. Pursuant to SEC guidance, qualified persons used forecast metal prices for mineral resource and mineral reserve estimation and the economic analysis. These projected prices were derived from forecasts from several analysts and banks. The commodity price forecast covered the period 2021–2025 and provided a long-term forecast for 2026 onward. As of December 31, 2025, we considered $3.30 per pound of copper and $10.00 per pound of molybdenum.

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

La Caridad - WSP USA Inc.

Pilares - WSP USA Inc.

Buenavista del Cobre - WSP USA Inc.

IMMSA unit:

Santa Barbara - SRK Consulting (U.S.), Inc.

Charcas - SRK Consulting (U.S.), Inc.

San Martin – SRK Consulting (U.S.), Inc.

El Arco project:

Wood Group USA Inc.

El Pilar project:

M3 Engineering & Technology Corp., Ingenieria Geomex, S.A. de C.V., and WSP USA Inc.

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

In addition, as part of the adoption of the requirements of S-K 1300, a significant component of our internal controls and quality assurance procedures on the information from material properties was performed by qualified persons responsible for mineral reserve and resource estimates. These include an intensive review of our procedures, as well as database verification, validation of mineral resource and reserve estimates, and the elaboration of technical report summaries. These controls and methods help to validate the reasonableness of the estimates. The effectiveness of the controls are reviewed periodically to address changes in conditions and the degree of compliance with policies and procedures.

EXPLORATION ACTIVITIES

We are engaged in ongoing extensive exploration to locate additional ore bodies in Peru, Mexico, Argentina and Chile. We also conduct exploration in the areas of our current mining operations. We invested $52.8 million in exploration programs in 2025, $60.9 million in 2024 and $55.0 million in 2023 and we expect to spend approximately $65.1 million on exploration programs in 2026.

Currently, we directly control 69,659 hectares and 139,545 hectares of exploration concessions in Peru and Mexico, respectively. We also currently hold 98,634 hectares and 28,453 hectares of exploration concessions in Argentina and Chile, respectively.

Peru

In 2025, we drilled 1,198 meters in the Atico project, located in the Arequipa region. In 2026, we plan to conclude the scheduled diamond drilling program of 5,000 meters to explore targets with geophysical anomalies and understand the potential of this project; the objective is to locate copper mineralization.

In 2026, we also plan to conduct a diamond drilling program of 5,000 meters to explore the San Juan-Chaparra project and understand its potential. Previously, we drilled 4,500 meters at the adjacent area known as Chaparra, which allowed us to define the occurrence of a porphyry copper system. Additionally, we will carry out prospecting work in metallogenic zones on the southern coast of Peru, which are associated with copper-molybdenum porphyry systems.

Mexico

In addition to exploration and drilling programs at existing mines, we are currently conducting exploration to locate mineral deposits at various other sites in Mexico. The following are some of the more significant exploration projects:

The Chalchihuites. This is a skarn type deposit located in the state of Zacatecas, close to the San Martin mining unit. Drilling programs conducted between 1980 and 2014 identified 12.6 million tonnes of mineralized material with an average silver content of 110 grams per ton, 2.66% of zinc, 0.37% of lead and 0.67% of copper. Current results indicate that mineralization consists of a complex mixture of oxides and sulfides of silver, lead and zinc that requires additional metallurgical research. In 2017, we started a new drilling program of 21,000 meters to continue metallurgical research and testing. In 2018, this exploration program, which included 48 drill holes was completed. This program has been carried out in compliance with QA/QC protocol, which includes testing the specific density of different rocks and mineralized types and geochemistry sampling. In addition, 5,000 meters of core sample from the drilling program were analyzed with a hyperspectral scanner, and a study of 498 kilometers of hyperspectral imaging was conducted to recognize the geology of the entire Chalchihuites mineral district.

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

In 2025, we completed surface exploration work which consisted of geological mapping and geochemical sampling. Additionally, we are evaluating three design alternatives to build an access ramp to obtain ore and process it in a pilot plant. Negotiations to purchase additional land are also ongoing. In 2026, we expect to complete a time-domain/ transient electromagnetic and gravimetric geophysical surveys to identify new drill targets. After the reinterpretation of new results from mapping, geochemistry and geophysics, a 17,000-meter drilling campaign proposal will be submitted. The objective is to increase mineral resources; obtain samples for metallurgical testing in the Cronos-Guantes area; and explore new ore bodies at depth in Virgen Morena area.

San Antonio Sur (Santa Eulalia). It is located in the San Antonio mine, eastern field zone in Santa Eulalia. There is evidence of mineralization at Level 8 inside the mine. The drilling program is in place to verify the continuity of mineralization. The mine is currently flooded. In December 2023, the gauging stage with the new pumping system began. In 2024, the groundwater level was reduced 25 meters. In 2025, water flow was measured to confirm the capacity of the pumping system; a technical economic study is ongoing. It is currently not clear if the mine can be dewatered.

Malpica Project. This project is located in the municipality of Concordia, 30 km east-southeast of the city of Mazatlán, in the state of Sinaloa. It comprises 13 mining concessions, covering a total area of 2,662 hectares. The Malpica project hosts a breccia pipes ore deposit that contains copper-gold-molybdenum sulfides. In 2022, a preliminary assessment study was conducted, estimating mineral resources of 42 million tonnes, with a grade of 0.47% copper and 0.20 grams of gold per tonne. In 2025, we reevaluated the project’s technical and financial factors to ensure safety, compliance and proper resource optimization. In 2026, we expect to rehabilitate roads, construct drill pads, and submit a proposal for an 8,440-meter diamond drilling program. We also plan to implement quality control protocols in geochemical assays to validate the historical database to bolster geological reliability.

San Diego Project. This project is located in the municipality of Madero, 48 km south of the city of Morelia, in the state of Michoacán. In 2018, a diamond drilling campaign of 4,290 meters was completed, and results indicated the possible presence of a copper, molybdenum and gold porphyry deposit. In 2025, we signed a contract for 5,000-meter drilling campaign; processed access permits for exploration and began rehabilitating roads for drill pads. Additionally, geological mapping and field sampling are being carried out. In 2026, we expect to conduct further drilling, chemical analysis of drill core samples, and data interpretation.

Chile

El Salado (Montonero). A copper-gold prospect located in the Atacama region, northern Chile has been under exploration since 2014. In 2016 and 2017, we conducted a diamond drilling program of 22,108 meters and finished the conceptual study. In 2023 and 2024, we concluded the pre-feasibility study of the project. In 2025, a comprehensive review of information on existing mineral resources was completed, and a 9,500-meter drilling program was planned to obtain the information necessary for geoscience studies. Geometallurgical drilling was completed, and 23% and 62% progress was reached in geotechnical and hydrogeological studies, respectively. In 2026, we plan to continue with 3,912 meters of drilling work to complete the information required for geotechnical and hydrogeological studies; this information will be subsequently used to develop the feasibility study.

Argentina

In 2011, we started exploration activities in Argentina in the Neuquen province. In 2015, we performed geological exploration in the Salta, Rio Negro and Neuquen provinces where we expected to locate copper porphyry with precious metals epithermal systems. Starting 2017, we performed prospection and geological evaluation work in the provinces of

San Juan and Rio Negro with the exploration of silver-gold epithermal systems through geological mapping and surface sampling. In 2021, superficial geological and geochemical work was concluded at the Cerro La Mina and Tanque Negro prospects, which conform the Caldera project. In 2023, we developed surface geochemical and geological studies at the province of Catamarca. With the results of these studies, we are evaluating different areas.

Cañadon del Moro. This is a silver and gold low sulfidation epithermal deposit with high longitude seams located in the Rio Negro province. In 2023 and 2024, we conducted a conceptual study with information from the 14,900-meter diamond drilling program and estimated indicated and inferred resources of 6.2 million tonnes with a grade of 6.0 ounces of silver per tonne and prospective resources of 15.0 million tonnes. During 2025, we carried out an additional 2,000-meter diamond drilling program aimed at validating the continuity of the mineralized structures and the previously estimated resources. As a result of this campaign, intercepts with grades of 47 oz/Ag and 6.40 g/t Au, as well as 26 oz/Ag and 3.3 g/t Au, were obtained. Estimated resources were updated to 7.7 million tonnes, with an average grade of 6.18 oz/t silver equivalent. Prospective resource potential of approximately 15.5 million tonnes remains. In 2026, we plan to carry out an assessment of the geological potential of adjacent areas and extensions of the mineralized system to gain a better understanding of the geological model and evaluate the project’s total potential.

Esperanza Project. Geological exploration work has been carried out using geophysical, geochemical methods and satellite images. A system of gold-bearing veins of economically prospective interest was determined, and with an initial drilling campaign of 2,000 meters, three areas of interest associated with the main structure were identified. In 2025, surface sampling of the structure's outcrops continued, defining the presence of gold and silver values ranging from 0.08 to 11.39 g/tn Au and from 1 to >200 g/tn Ag. A diamond drilling campaign of approximately 4,000 meters is being completed to intercept the continuity of the mineralized structure; laboratory results are pending. In 2026, we plan to conduct a drilling campaign of 4,000 meters to estimate existing resources and evaluate both the economic potential of mineralized structures and verify their structural continuity.

Caldera Project. This is located in the Rio Negro province, and includes the Cerro La Mina, Tanque Negro, Cerro Abanico and Cristal prospects. Between 2021 and 2022, low-sulfidation epithermal systems were identified after conducting 5,815 meters of diamond drilling. In 2025, studies aimed to assess the potential of each prospect. In 2026, we expect to complete a comprehensive evaluation of the Caldera Project to define its prospective potential.

ITEM 3. LEGAL PROCEEDINGS

Reference is made to the information under the caption “Litigation Matters” in the consolidated financial statement Note 13 “Commitments and Contingencies.”

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SCC COMMON STOCK:

SCC’s common stock is traded on the New York Stock Exchange (“NYSE”) and the Lima Stock Exchange (“BVL”). SCC’s common stock symbol is SCCO on both the NYSE and the BVL. As of December 31, 2025, 864 holders of our common stock were on record.

DIRECTORS’ STOCK AWARD PLAN:

The following table contains certain information related to our shares held as treasury stock for the Directors’ stock award plan as of December 31, 2025:

Equity Compensation Plan Information

	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available
Plan Category	outstanding options	outstanding options	for future issuance
Directors’ stock award plan	N/A	N/A	142,800

For additional information see Note 14—“Stockholders Equity—Directors’ Stock Award Plan.”

SCC COMMON STOCK REPURCHASE PLAN:

In 2008, our Board of Directors authorized a $500 million share repurchase program that has since been increased by the Board of Directors and is currently authorized to $3 billion. Pursuant to this program, the Company purchased common stock as shown in the table below. These shares are available for general corporate purposes. The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time.

Period
				Total	Maximum
				Number of	Number of
				Shares	Shares that
		Total		Purchased	May Yet Be
		Number of	Average	as Part of	Purchased
		Shares	Price Paid	Publicly	Under the	Total Cost
From	To	Purchased	per Share	Announced Plan	Plan @ $143.47(1)	($ in millions)
2008	2012	46,914,486	$18.72	46,914,486		878.1
2013:		10,245,000	27.47	57,159,486		281.4
2014:		22,711,428	30.06	79,870,914		682.8
2015:		36,689,052	27.38	116,559,966		1,004.4
2016:		2,937,801	24.42	119,497,767		71.7
Total purchased		119,497,767	$24.42			$2,918.4
(1)	NYSE closing price of SCC common shares at December 31, 2025.

The SCC share repurchase program has registered no activity since the third quarter of 2016. The NYSE closing price of SCC common shares as of December 31, 2025, was $143.47 and the maximum number of shares that the Company could purchase at that price under the share repurchase program was approximately 0.6 million.

As a result of the repurchase of shares of SCC’s common stock, Grupo Mexico’s direct and indirect ownership was 88.9% as of December 31, 2025 and 2024.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

Set forth below is a line graph comparing the yearly change in the cumulative total returns on the Company’s common stock against cumulative total return on the S&P 500 Stock Index and the S&P Metals and Mining Select Industry Index for the five-year period ending December 31, 2025. The chart below analyzes the total return on SCC’s common stock for the period commencing December 31, 2020 and ending December 31, 2025, compared to the total return of the S&P 500 and the S&P Metals and Mining Select Industry Index for the same five-year period.

Comparison of Five Year Cumulative Total Return *

SCC Stock, S&P 500 Index and S&P Metals and Mining Select Industry Index **

*	Total return assumes reinvestment of dividends
**	The comparison assumes $100 invested on December 31, 2020

	Total Return per Year
	2021	2022	2023	2024	2025
SCC	(0.3)%	3.5%	49.1%	11.2%	64.8%
S&P 500	26.9%	(19.4)%	24.2%	23.3%	16.4%
S&P M + MS	34.0%	11.5%	20.1%	(5.2)%	82.6%

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to and should be read together with our Audited Consolidated Financial Statements as of and for each of the years in the three-year period ended December 31, 2025. Therefore, unless otherwise noted, the discussion below of our financial condition and results of operations is for Southern Copper Corporation and its subsidiaries (collectively, “SCC,” “Southern Copper,” “the Company,” “our,” and “we”) on a consolidated basis for all periods. Our financial results may not be indicative of our future results.

This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in the forward-looking statements as a result of a number of factors. See Item 1 “Business—Cautionary Statement.”

For details on the discussion on variations between 2024 and 2023, please see Management´s Discussion and Analysis of Financial Condition and Results of Operations, on the 2024 Form 10-K.

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

We believe we hold one of the world’s largest copper reserves and resources positions. As of December 31, 2025, our copper mineral reserves, estimated at a copper price of $3.30 per pound, totaled 108,955 million pounds of contained copper, distributed in the following locations:

Copper contained in ore reserves	Million pounds
Mexican open‑pit	44,154
Peruvian operations	45,527
Development projects	19,274
Total	108,955

Outlook: Various key factors affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the last three years, approximately 75.9% of our revenues came from the sale of copper; 10.9% from molybdenum; 5.7% from silver; 3.6% from zinc; and 3.9% from various other products, including gold, sulfuric acid and other materials.

●	Copper: In 2025, copper accounted for approximately 74.8% of our sales. The average LME copper price increased from $4.15 per pound in 2024 to $4.51 in 2025 (+8.7%), while COMEX prices rose from $4.22 to $4.82 per pound (+14.2%) in the same period.

Based on current supply and demand dynamics, we are currently estimating a copper market deficit of 320,000 tonnes for 2026. Copper inventories worldwide were at the end of January 2026 at 1,054,000 tonnes. We estimate that this inventory currently covers approximately 14 days of global demand.

●	Molybdenum: Represented approximately 10.5% of our sales in 2025. Average molybdenum prices increased from $21.21 per pound in 2024 to $22.01 per pound in 2025 (+3.8%), reflecting favorable market conditions during the year.

●	Silver: Silver represented 7.3% of our sales in 2025. Average silver prices increased from $28.25 per ounce in 2024 to $39.99 per pound in 2025 (+41.6%). We believe that long-term silver prices will be supported by the intensive industrial use of this metal.

●	Zinc: Average zinc prices increased 3.2% in 2025 versus the figure recorded in 2024. This metal represented 3.9% of our sales in 2025.

●	Production: In 2026, we expect our copper production to stand at 911,400 tonnes, mainly due to lower ore grades. We are reviewing this forecast to improve it throughout the year.

Regarding by-products, we expect to produce 26,000 tonnes of molybdenum from our mines. We also expect to produce 23.7 million ounces of silver and 165,500 tonnes of zinc in 2026.

●	Capital investments: Capital investments were $1,325.3 million in 2025. This is 29.0% higher than in 2024 and represented 30.5% of net income. To achieve its full production potential, the Company is developing an organic growth plan to increase our copper volume production to 1.6 million tonnes by 2033.

For 2026, the Board of Directors approved a capital investment program of $1,925.5 million.

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

Earnings: The table below highlights key financial and operational data of our Company for the three years ended December 31, 2025 (in millions, except copper price and per share amounts):

				Variance
	2025	2024	2023	2025 - 2024	2024 - 2023
Copper price LME	4.51	4.15	3.85	0.36	0.30
Copper price COMEX	4.82	4.22	3.86	0.60	0.36
Pounds of copper sold	2,067.0	2,069.1	1,961.8	(2.1)	107.3
Net sales	$13,420.0	$11,433.4	$9,895.8	$1,986.6	$1,537.6
Cost of sales	$(5,359.2)	$(4,841.4)	$(4,687.7)	$(517.8)	$(153.7)
Operating income	$7,001.7	$5,554.7	$4,192.3	$1,447.0	$1,362.4
Income before income taxes	$6,784.3	$5,357.4	$3,955.8	$1,426.9	$1,401.6
Net income attributable to SCC	$4,334.9	$3,376.8	$2,425.2	$958.1	$951.6
Earnings per share	$5.24	$4.21	$3.05	$1.03	$1.16
Cash dividend per share	$3.10	$2.50	$4.00	$0.60	$(1.50)
Stock dividend per share	$3.50	$2.10	$—	$1.40	$2.10

Net sales in 2025 reached a record high of $13,420.0 million and represented an increase of $1,986.6 million (+17.4%) compared to 2024. This performance was supported by higher sales volumes of molybdenum (+7.4%), zinc (+19.3%), and silver (+15.3%), together with higher prices for copper (+8.7% LME; +14.2% COMEX), silver (+41.6%), molybdenum (+3.8%) and zinc (+3.2%). Additionally, net sales in 2025 were positively impacted by upward adjustments of $197.8 million related to provisionally priced sales, reflecting the increase in metal prices.

Costs of sales (exclusive of depreciation, amortization, and depletion) increased by 10.7% in 2025 compared to the figures recorded in 2024, mainly reflecting higher costs related to workers’ participation, purchased copper, repair materials, and energy. These increases were partially mitigated by lower expenses associated with inventory consumption, freight, and reagents.

In 2025, net income attributable to SCC reached a record high of $4,334.9 million and represented a 28.4% increase compared to 2024. This performance, which was mainly driven by higher sales volumes and increased interest income, was partially offset by higher cost of sales and income taxes. Net income attributable to SCC in 2024 was 15.5% above 2023’s net income; mainly reflecting higher sales volumes and improved metal prices for most of our products.

Production: The table below contains mine production data of our Company for the three years ended December 31, 2025:

				Variance
				2025 - 2024		2024 - 2023
	2025	2024	2023	Volume	%	Volume	%
Copper (in million pounds)	2,108.2	2,147.0	2,008.4	(38.8)	(1.8)%	138.6	6.9%
Molybdenum (in million pounds)	68.7	63.9	59.2	4.8	7.4%	4.8	8.1%
Zinc (in million pounds)	390.2	286.6	144.4	103.5	36.1%	142.2	98.5%
Silver (in million ounces)	24.2	21.0	18.4	3.2	15.3%	2.6	14.0%

The table below contains copper production data from each of our mines for the three years ended December 31, 2025:

				Variance
				2025 - 2024		2024 - 2023
Copper (in million pounds):	2025	2024	2023	Volume	%	Volume	%
Toquepala	547.6	549.6	495.8	(2.0)	(0.4)%	53.8	10.8%
Cuajone	358.8	363.5	329.0	(4.6)	(1.3)%	34.5	10.5%
La Caridad	265.4	257.9	244.3	7.5	2.9%	13.6	5.6%
Buenavista	913.8	954.5	918.2	(40.7)	(4.3)%	36.3	4.0%
IMMSA	22.5	21.5	21.1	1.0	4.8%	0.4	1.9%
Total mined copper	2,108.2	2,147.0	2,008.4	(38.8)	(1.8)%	138.6	6.9%

2025 compared to 2024:

Copper mine production in 2025 decreased 1.8% to stand at 2,108.2 million pounds. This decline was mainly driven by lower production at Toquepala (-0.4%; due to lower ore grades and lower SX-EW output); Cuajone (-1.3%; due to lower ore grades); and Buenavista (-4.3%; due to lower ore grades and recoveries, and the full dedication of the new concentrator to zinc production, partially offset by higher SX-EW output). These decreases were partially offset by higher production at La Caridad (+2.9%; due to higher ore grades and recoveries) and IMMSA (+4.8%; due to higher ore grades and higher mineral volume processed).

Molybdenum production increased 7.4% to 68.7 million pounds in 2025, compared to 63.9 million pounds in 2024. This increase was mainly driven by higher production at Toquepala (+18.2%) and La Caridad (+7.4%). These gains were partially offset by lower production at Buenavista (-2.8%) and Cuajone (-0.7%).

Silver mine production increased 15.3% in 2025, primarily due to higher production at our Buenavista (+30.7%), La Caridad (+21.9%), IMMSA (+11.4%) and Cuajone (+4.2%) operations. This growth was slightly offset by a decline in production at our Toquepala mine (-3.1%).

Zinc production increased by 36.1% in 2025, mainly reflecting higher output at our Buenavista Zinc concentrator (+81.6%). This increase was supported by full-capacity operations at this facility, which produced 257.4 million pounds in 2025.

Operating Cash Costs: An overall benchmark used by us and a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 125. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

Our operating cash cost per pound of copper produced, as defined above, is presented in the table below for the three years ended December 31, 2025:

Operating cash cost per pound of copper produced(1)

(In millions, except cost per pound and percentages)

				2025 - 2024		2024 - 2023
	2025	2024	2023	Value	%	Value	%
Total operating cash cost before by‑product revenues	$4,418.8	$4,389.5	$4,235.0	$29.3	0.7%	$154.5	3.6%
Total by‑product revenues	$(3,228.9)	$(2,566.3)	$(2,243.8)	$(662.6)	25.8%	(322.5)	14.4%
Total operating cash cost net of by‑product revenues	$1,189.9	$1,823.2	$1,991.2	$(633.3)	(34.7)%	$(168.0)	(8.4)%
Total pounds of copper produced(2)	2,035.6	2,057.7	1,935.4	(22.2)	(1.1)%	122.3	6.3%
Operating cash cost per pound before by‑product revenues	$2.17	$2.13	$2.19	$0.04	1.8%	$(0.05)	(2.5)%
By‑products per pound revenues	$(1.59)	$(1.25)	$(1.16)	$(0.34)	27.2%	$(0.09)	7.6%
Operating cash cost per pound net of by‑product revenues	$0.58	$0.89	$1.03	$(0.30)	(34.0)%	$(0.14)	(13.9)%
(1)	These are non-GAAP measures, see page 125 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

2025 compared to 2024:

For the year 2025, the operating cash cost per pound before by-product revenues increased from $2.13 to $2.17, mainly due to the unit cost effect of a slight decrease in copper production (-1.1%) and higher production costs (+3.2%); this was partially offset by lower treatment and refining charges due to market conditions. Additionally, a 27.2% increase in by-product revenues per pound helped reduce the operating cash cost per pound net of by-product revenues from $0.89 to $0.58. This 34.0% reduction was primarily supported by higher sales volumes of molybdenum, silver and zinc.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, especially for copper, molybdenum, zinc and silver.

We are subject to market risks arising from the volatility of copper and other metals prices. For instance, during the period from January 2016 through December 2025, the LME copper settlement price varied from a low of $1.96 per pound in 2016 to a record high of $5.68 per pound in 2025. The Metals Week Molybdenum Dealer Oxide weekly average price, in turn, ranged from a low of $5.10 per pound in 2016 to a high of $38.50 per pound in 2023. Metal prices historically have been subject to wide fluctuations and are affected by numerous factors beyond our control, as described further in Item 1A Risk Factors. These factors, which affect each commodity to varying degrees, include international economic and political conditions, levels of supply and demand, the availability and cost of substitutes, inventory levels maintained by producers and others and, to a lesser degree, inventory carrying costs and currency exchange rates. In addition, the market prices of certain metals have on occasion been subject to rapid short-term changes due to economic concerns and financial investments.

For 2026, assuming that expected metal production and sales are achieved; 2025 tax rates are unchanged and giving no effects relative to potential cost changes, metal price sensitivity factors indicate the following change in estimated annual net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$120.0	$34.8	$25.6	$14.1

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

Capital Investment Program: We made capital investments of $1,325.3 million in 2025 and $1,027.3 million in 2024. In general, the capital investments and projects described below are intended to increase production, decrease costs or address social and environmental commitments.

The table below contains information on our capital investments for the three years ended December 31, 2025 (in millions):

	2025	2024	2023
Peruvian projects:
Tia Maria project	$116.6	$14.8	$—
Los Chancas project	43.7	—	—
Relocation of leaching crusher at Toquepala	37.1	10.0	1.1
Sheet stripping machine and permanent cathodes refurbishment – Ilo Refinery	12.8	0.3	1.9
Modernization of the slab stripping machine at Toquepala	12.2	1.5	0.3
New maintenance workshop at the Cuajone concentrator	11.5	0.9	0.3
Replacement of cooling pump and piping – Ilo	9.2	1.2	0.5
Electric cogeneration – Ilo smelter	7.0	0.8	0.8
Tailings disposal—Quebrada Honda dam	—	2.0	8.4
HPGR optimization at Cuajone	—	18.2	54.2
Maintenance workshops at Cuajone	—	5.5	17.2
Quebrada Honda filter plant	—	1.3	16.1
Maintenance workshops at Toquepala concentrator	—	2.3	9.7
Toquepala expansion project	(1.0)	(2.4)	5.8
Other projects	25.7	8.8	10.3
Sub‑total projects	274.8	65.3	126.6
Maintenance and replacement	293.7	216.4	193.1
Net change in capital expenditures incurred but not yet paid	(79.8)	(10.4)	3.0
Total Peruvian expenditures	488.7	271.2	322.7
Mexican projects:
New Buenavista concentrator	67.1	8.3	12.3
Buenavista Zinc project	1.5	47.9	66.5
Pilares Mine	3.9	19.2	33.5
Expansion of mine pit at Buenavista	—	—	17.3
Lime plant - Sonora	2.1	6.1	9.7
MexCobre - Bella Union Mine	0.7	14.4	56.4
IMMSA - Mine development	32.5	29.5	39.4
Project MexArco	13.3	7.6	23.4
San Fernando mineshaft rehabilitation	3.8	4.4	8.3
New tailing disposal deposit at Buenavista mine	252.0	134.7	65.6
Over elevation of tailings deposit N° 7 at La Caridad mine	7.0	5.5	5.8
San Martin mine restoration	—	0.7	0.7
Other projects	151.1	173.3	112.1
Sub‑total projects	535.0	451.6	451.0
Maintenance and replacement	306.1	297.7	235.4
Net change in capital expenditures incurred but not yet paid	(4.5)	6.7	(0.5)
Total Mexican expenditures	836.6	756.0	685.9
Total capital investments	$1,325.3	$1,027.2	$1,008.6

In 2026, we plan to invest $1,925.5 million in capital projects. In addition to our ongoing capital maintenance and replacement spending, our principal capital programs include the following:

Projects in Peru:

Our investments in Peruvian projects that are being built or for which basic or detail engineering is being conducted could surpass $10.3 billion in the next decade.

The Company’s investment program is underpinned by openness of the Peruvian government and institutions to private investment; strong local community support; and respect for the rule of law. With the support and assistance of Peruvian authorities, the Company is moving forward to secure the administrative permits and licenses that are required prior to investment. We believe the projects’ construction and subsequent operating phases will generate new poles of development; create significant job opportunities; and drive growth in tax revenues at both national and regional levels.

Tia Maria - Arequipa: This greenfield project, located in Arequipa, Peru, will use state of the art SX-EW technology with the highest international environmental standards with a capacity of 120,000 tonnes of SX- EW copper cathodes per year.

Tia Maria will generate significant revenues for the Arequipa region from day one of its operations. At current copper prices, we expect to export $20.2 billion and contribute $4.6 billion in taxes and royalties during the first 20 years of operation. The project budget has been set at $1,805 million.

Project update: As of December 31, 2025, the Company had committed $790 million to different project activities. Large-scale earthmoving works have mobilized 1.7 million tonnes of material from the La Tapada deposit. Purchase orders to acquire metallic structures for secondary and tertiary crushing have been issued for the dry area. At the SX-EW process level, state-of-the-art technology has been selected for our main equipment. Access roads and platforms, as well as the temporary contractor camp have been completed.

Regarding energy supply, all earthworks for the electrical main substation have been completed; foundation works are currently underway, and the transmission line is being built. Next efforts will focus on developing the main and secondary components of the project’s dry and wet areas and setting up a temporary camp.

At the end of 2025, progress at Tia Maria stood at 24% and 3,589 new jobs had been generated; 978 of these positions were filled with local applicants. To the fullest extent possible, we intend to fill the 5,000 jobs estimated to be required during Tia Maria´s construction phase prioritizing workers from the Islay province. In 2027, when we start operations, the project will generate 764 direct jobs and 5,900 indirect jobs.

Projects in Mexico:

SCC has several projects in its Mexican pipeline that may boost organic growth if they are found to be of value for both stakeholders and the communities in which we operate. These projects are Angangueo, Chalchihuites and the Empalme Smelter, which could bolster our position as a fully integrated copper producer. We are having ongoing discussions with the current administration to continue rolling out SCC’s Mexican investments for $10.2 billion.

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

Project update: As of December 31, 2025, we had continued to implement environmental and social programs in the communities of Tapayrihua and Tiaparo, which are located within the direct area of influence of the Los Chancas Mining Project. Despite these efforts, the presence of illegal miners within the project area has prevented the project from advancing. In this context, the Company continues to take actions with the relevant authorities to regain control of the project area.

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

Project update: The comprehensive review of the geological information used to estimate the project’s mineral resources has been duly audited in accordance with the SEC’s mining disclosure standards under Regulation S-K 1300. Subsequently, the Company intends to use this information to estimate mineral reserves and develop the corresponding mine plan.

El Arco - Baja California: This is a world-class copper deposit located in the central part of the Baja California peninsula with sulfide ore reserves of over 1,230 million tonnes with an average ore grade of 0.40% and 141 million tonnes of leach material with an average ore grade of 0.27%. The project includes an open-pit mine with a combined 120 ktpd concentrator and 28 ktpy SX-EW operations.

Detailed engineering is still underway for the concentrator, SX-EW plant, water desalination, logistics infrastructure and power delivery.

The aforementioned information is based solely on estimates. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”) PRACTICES

Southern Copper Corporation is among the top three mining companies with the highest ratings for sustainability in 2025. In the Corporate Sustainability Assessment 2025 (“CSA”) of S&P Global, which publishes an annual performance review of the sustainability practices of 13,000 companies from across the globe, SCC’s sustainability rating rose four points in 2025, placing the Company among the leaders in the Mining and Metals sector’s performance rankings, with a rating that is more than twice the industry’s average. This is our sixth consecutive year in the MILA Pacific Alliance category of the Dow Jones’s Best-in-Class Index, and our first year included in its Emerging Markets category.

Occupational safety and health of our workforce are priorities. Strong operating discipline and robust preventive safety culture drove a 14% reduction in employee lost-time injuries in 2025, outperforming comparable rates reported across the mining sector.

Tía María: Our commitment to the Islay province and the Arequipa region is embodied in a comprehensive social strategy through which we have successfully implemented initiatives in education, healthcare, digital inclusion, and productive development that empower communities and create shared value. These efforts are designed to strengthen local capacities and support sustainable regional growth.

A core pillar of this strategy is boosting productive development and competitiveness, particularly in agriculture and local businesses. In agriculture, the Technology for Agriculture program has integrated 35 of the Tambo Valley’s 40 organizations, covering 26% of its farmland. This human-centric innovation has directly benefited 53% of the valley’s families, cut production costs by 20% and strengthened the region’s economic resilience.

To complement these initiatives, SPCC Peru Branch launched a structured, replicable local supplier development model at Tía María in partnership with the Arequipa Chamber of Commerce and Industry (“CCIA”). This program assessed 168 local companies and strengthened 103, exceeding initial targets and enabling their integration into the project value chain. Contracts awarded to local suppliers rose from 99 to 159 and contracted value increased from $4.1 million to $13.3 million, demonstrating measurable gains in competitiveness and operational capacity of local businesses as the project advances toward construction.

Our social commitment includes large-scale regional development through the Works for Taxes mechanism, converting our social vision into tangible public assets such as modern healthcare facilities, high-performance schools, research centers, and road infrastructure that support sustainable growth. We also prioritize digital inclusion, currently providing internet access to 5,400 local students and residents. By anchoring our social programs in the Tía María project and our broader presence in Arequipa, we aim for our operations to catalyze systemic well-being and lasting regional progress.

Adopting best international practices for tailings management. With a preventive focus and an eye on minimizing risks, we are proactively implementing the International Council on Mining and Metals (“ICMM”) Global Industry Standard on Tailings Management across our main operations. Our four open-pit mines in Mexico and Peru have earned The Copper Mark accreditation for compliance with the Global Industry Standard on Tailings Management set forth by the ICMM. This accreditation confirms that best international practices are followed, giving authorities, neighboring communities and other stakeholders confidence in the safety of our operations.

HEALTH AND SAFETY

The safety, health and well-being of our employees are the bedrock of SCC’s values and remain our highest priorities. We are committed to providing a safe, healthy work environment for employees, contractors and suppliers at our facilities or in adjacent areas. Workplace safety is paramount and a shared responsibility; all personnel must follow established policies and procedures to protect themselves and our facilities. For detailed health and safety performance, see Grupo Mexico's Sustainability Report at https://www.gmexico.com/en/reports-and-brochures/. This reference is provided for informational purposes only and is not intended to create an active link or incorporate the website’s contents into this Report on Form 10-K.

Strong operating discipline and robust preventive safety culture drove a 14% reduction in employee lost-time injuries in 2025 compared to 2024, outperforming comparable rates reported across the mining sector. In 2025, the La Caridad Unit’s SX-EW Plant, was honored with the Mexican Mining Chamber’s (“Camimex”) “Silver Helmet” award for the

“Metallurgical Plants with up to 500 workers” during the opening ceremony of the XXXVI International Mining Convention, recognizing it as one of Mexico’s safest operations.

We have reaffirmed our commitment to ISO-certified occupational health and safety management systems: all SCC units passed follow-up audits and retained ISO 45001 certification in 2025. This progress advances our pursuit of the “The Copper Mark” accreditation for responsible copper production.

We are rolling out a Behavioral Safety Program across all SCC’s units to promote safe practices, leverage human behavior for compliance and encourage proactive, mutually supportive vigilance among employees, with the goal of strengthening safe behaviors and reducing accident rates at our operations. We are also implementing a Critical Risk Registry to manage environmental and safety risks, enabling identification, prevention, mitigation, and remediation of accidents at our operations that could affect personnel safety and community relationships.

ENVIRONMENT

Southern Copper Corporation is committed to meeting the needs of future generations by promoting inclusive, sustainable development that benefits all and to continually improve our environmental performance. We promote best environmental practices across our operations to support the transition to a green economy. All our operations maintain ISO 14001 environmental management certifications and in 2025, all our units passed follow-up audits, retaining their ISO 14001 certifications.

We are committed to preserving the environment by implementing measures that generate positive biodiversity impacts. As set out in the Company’s Environmental Policy, we have developed biodiversity management plans aligned with the International Council on Mining and Metals Good Practice Guidance for Mining and Biodiversity. These plans strengthen our ability to implement effective mitigation measures and help preserve and improve the environment at our operations.

To strengthen environmental risk management, we created an Internal Committee for Review of Tailings Systems to improve oversight, safety management and communication between operations and executive leadership. These measures support alignment with the ICMM’s Global Industry Standard on Tailings Management. To maintain high water recovery levels at our tailings dams, we perform compartmentalization actions within our tailings impoundments and use amphibious equipment to prevent tailings stagnation. These actions reduce evaporation and the residence time of tailings, while raising water recovery to over 70% of total tailings/water inflow to the dams from concentrator plants.

We have also advanced our biodiversity protection efforts. Since 2023, the Buenavista del Cobre Environmental Management Unit has maintained a Wildlife Habitat Council certification, recognizing our contributions to prevent the extinction of the Mexican grey wolf. These initiatives have significantly increased populations of this critically endangered species their natural habitat in Mexico. Going forward, we will continue to collaborate with institutions and authorities to advance the common good in the regions in which we operate.

COMMUNITY OUTREACH

Southern Copper Corporation prioritizes being a good neighbor to the communities near our operations. By working together, we collaborate on shared social and economic development goals and support the United Nations’ Sustainable Development Goals. We base community engagement on transparency and trust, and aim to build lasting relationships.

Our Community Development model has three key components: 1) Responsible coexistence, which promotes positive and healthy relationships with neighboring communities through open ongoing communication channels for addressing complaints and concerns; 2) Economic development: which focuses on sharing economic value generated by our operations with the community, and 3) Human development, which enhances the skills of community members to empower them as the primary drivers of local progress.

Our primary tool for fostering responsible coexistence is the Support and Attention Center, a grievance mechanism for external stakeholders active at 100% of our sites and resolving complaints in an average of nine days.

In relation to economic development, we trained 1,219 people in mining communities in 2025, including 829 people in employment, 390 people in regional vocational and productive skills and 368 local businesses to support the development of small and medium mining suppliers. In addition, we invested $25.2 million in social infrastructure in Mexico and Peru. In Mexico, we finished the Urban Improvement and Safe Pedestrian Crossings in Esqueda, Sonora and began the construction of a sports center in Nacozari, Sonora. In Peru, we continue to prioritize collaboration with the government to close social infrastructure gaps through the Works for Taxes mechanism, with the awarding of four projects in the education and health sectors. This performance was recognized by the government with the “OXI Raymi 2025” Award, highlighting the Company’s contribution to the country’s sustainable development.

During the year, progress was made on the development of more than ten technical studies and the beginning of strategic infrastructure projects, including studies for the creation of a research center and specialized laboratories in Arequipa, as well as urban road improvement works in Mirave, Tacna. In addition, two infrastructure projects were completed in Tacna and Moquegua: the construction of the municipal slaughterhouse in Cairani and the improvement of the La Ronda irrigation canal (Stage II) in La Capilla, benefiting more than 1,200 residents in rural areas.

We consolidated the Youth Orchestras and Choirs program promoted by SCC, benefiting 2,042 students across 16 communities in Mexico and Peru and held 105 artistic performances in 2025. In collaboration with the San Luis Potosí Arts Center and the Potosino Institute of Arts, we presented photographic exhibitions, workshops and appreciation conferences as part of the “Fotovision” International Festival and the 433rd anniversary of the founding of the city of San Luis Potosí in Mexico.

CLIMATE CHANGE

We recognize the urgency of tackling climate change and are committed to supporting the objectives of the Paris Agreement, protecting the environment, reducing the environmental footprint of our operations, and effectively managing climate-related risks and opportunities. We understand that climate change will influence our strategy in multiple ways, and we aim to align it with global business trends demanding products with lower carbon footprints. Our focus is on continuously enhancing the responsible use of natural resources while adhering to legal standards for preventing, mitigating, controlling and remediating environmental impacts.

To improve our performance on climate-related issues, we have embarked on a multi-year effort to align our climate change disclosures with the recommendations of the Task Force on Climate-Related Financial Disclosures (TCFD). Since 2020, Grupo Mexico’s Sustainable Development Report has included a section about climate-related risks and opportunities, in which it is described that over the medium and long term, extreme climate events such as droughts or rainfalls might intensify. It also mentions the actions we have undertaken to mitigate any potential effects derived from these events, and how we plan to adapt our operations.

Additionally, detailed information is provided about new short, medium and long-term Scope 1 and 2 climate targets, strategy and governance mechanisms, and emissions and energy metrics based on Sustainability Accounting Standards Board (“SASB”) standards. Additionally, since 2023 the report includes Scope 3 targets and preliminary capital allocation data for decarbonization projects. For a more detailed overview of this progress, see https://www.gmexico.com/en/Pages/development.aspx. The reference is provided for informational purposes only and is not intended to create an active link or incorporate the website’s content into this Report on Form 10-K.

As part of our emission reduction initiatives, as of August 2024, we began receiving renewable energy from the Fenicias wind park, operated by Grupo Mexico Infraestructura. As of December 2025, the wind park is fully operational and we estimate that it is supplying its full capacity to our mining operations, and consequently SCC will avoid CO2 emissions of approximately 250,000 tonnes per year, which is equivalent to 7% of our carbon footprint. Additionally, in the first quarter of 2025, for a second consecutive year, we received clean energy certificates from one of our electricity suppliers in Peru, indicating that all the electrical energy consumed in Peru in 2024 was derived from renewable sources, and we expect to receive the 2025 certificates in the first half of 2026. Consumption of renewable electrical energy at our operations increased from 23% to 36% in 2024, and we expect this indicator to be even higher in 2025, once we receive the certificates. Therefore, we have already met our 2027 target of deriving 25% of our electricity from renewable sources.

The execution of our climate strategy has markedly improved our performance in several external climate evaluations. In the S&P Global through the Corporate Sustainability Assessment (“CSA”), in which we have participated since 2020, we earned a climate governance score of 100 out of 100 in 2025, a 10 point increase from 2024, confirming the progress we have made in recent years. This excellent rating recognized the publication of our Climate Policy and the Board-level Sustainability Committee’s ongoing oversight of our climate change strategy, which evaluates management of the risks and opportunities associated with climate change. For a second consecutive year, we scored 100 in the Task Force on Climate-related Financial Disclosures (“TCFD”) category in 2025, which assesses management and disclosure of financial risks and opportunities related to climate change.

For a third consecutive year, the investor-led Climate Action 100+ initiative recognized our efforts to develop a roadmap for emissions reductions and rated us in full compliance with the TCFD category.

We have participated in the Carbon Disclosure Project (“CDP”) annual Climate Change assessment since 2016 and completed our first Water Security assessment in 2022. For the 2024 questionnaires, we received a “B” rating for both, the third highest score of eight levels, which is one level above the mining sector and the North American regional averages.

In 2026, we will explore implementing an internal carbon price and update our 2021 scenario analysis to identify emerging risks and assess future financial impacts from climate-related risks and opportunities.

HUMAN RIGHTS

We are committed to enforcing the United Nations Guiding Principles on Business and Human Rights. We maintain policies and procedures that serve as a guide to our employees, and a Code of Business Conduct for suppliers, contractors and relevant business partners, which contain several human rights provisions.

We maintain a human rights’ due diligence process to identify, prevent, mitigate, and remediate adverse impacts on community human rights. It has the following three main components:

1) Participatory Social Diagnosis to allow communities to raise human rights concerns,

2) Social Management Plans that define actions to address those concerns, and

3) Service and Attention Center (“SAC”), a mechanism developed with guidance from the United Nations Office of the High Commissioner for Human Rights in Mexico that allows communities to communicate their concerns to us immediately.

SCC also maintains a human rights due diligence process to protect the rights of employees and contractor staff. Work environment surveys, complaint hotlines, and the due diligence process support compliance with our General Human Rights Policy. We are implementing a Strategic Workplace Plan, focused on capacity building; communication campaigns; revising of human resources processes to increase inclusivity and equity; and making physical workplace adjustments to address women’s needs.

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

Mineral Reserves: For mineral reserve estimation, we use metal price assumptions of $3.30 per pound for copper and $10.00 per pound for molybdenum. These prices are intended to conservatively approximate average prices over the long term and are based on internal estimates for the curves of long-term metal prices.

Certain financial information is based on reserve estimates calculated on the basis of current average prices. These include amortization of intangible assets and mine development. Variations in mineral reserve estimations from changes in metal price assumptions generally do not create material changes in our financial results. However, significant decreases in metal prices could adversely affect our earnings by causing, among other things, asset impairment charges, please see “Assets impairment” below.

Ore stockpiles on leach pads: The leaching process is an integral part of the mining operations carried out at our open-pit mines. We capitalize the production cost of leachable material at our Toquepala, La Caridad and Buenavista mines, recognizing it as inventory. The estimates of recoverable mineral content contained in the leaching dumps are supported by engineering studies. As the production cycle of the leaching process is significantly longer than the conventional process of concentrating, smelting and electrolytic refining, we include current leach inventory (as part of work-in-process inventories) and long-term leach inventory on our balance sheet. Amortization of leachable material is recorded by the units of production method.

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

Asset Impairments: We evaluate our long-term assets when events or changes in economic circumstances indicate that the carrying amount of such assets may not be recoverable. Our evaluations are based on business plans that are prepared using a time horizon that is reflective of our expectations of metal prices over our business cycle. We are currently using an average copper price of $3.50 per pound and an average molybdenum price of $10.00 per pound in our business plans, which reflect what we believe is the lower level of the current price environment. The results of our impairment sensitivity analysis, which included a stress test using a copper price assumption of $2.80 per pound and a molybdenum price assumption of $6.00 per pound, showed projected discounted cash flows in excess of the carrying amounts of long-lived assets by margins ranging from 2.8 to 7.5 times said amounts.

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

RESULTS OF OPERATIONS

The following table highlights key financial results for each of the years in the three-year period ended December 31, 2025 (in millions):

				Variance

Statement of Earnings Data	2025	2024	2023	2025 - 2024	2024 - 2023
Net sales	$13,420.0	$11,433.4	$9,895.8	$1,986.6	$1,537.6
Operating costs and expenses	(6,418.3)	(5,878.7)	(5,703.5)	(539.6)	(175.2)
Operating income	7,001.7	5,554.7	4,192.3	1,447.0	1,362.4
Non‑operating income (expense)	(217.4)	(197.3)	(236.5)	(20.1)	39.3
Income before income taxes	6,784.3	5,357.4	3,955.8	1,426.9	1,401.6
Income taxes	(2,504.1)	(2,027.4)	(1,578.0)	(476.6)	(449.4)
Deferred income taxes	33.9	52.2	59.1	(18.2)	(6.9)
Equity earnings of affiliate	34.0	6.4	(2.2)	27.6	8.6
Net income attributable to non‑controlling interest	(13.3)	(11.8)	(9.5)	(1.5)	(2.3)
Net income attributable to SCC	$4,334.9	$3,376.8	$2,425.2	$958.1	$951.6

Net sales in 2025 reached a record high of $13,420.0 million and represented an increase of $1,986.6 million (+17.4%) compared to 2024. This performance was supported by higher sales volumes of molybdenum (+7.4%), zinc (+19.3%), and silver (+15.3%) as well as better prices for copper (+8.7% LME; +14.2% COMEX), silver (+41.6%), molybdenum (+3.8%) and zinc (+3.2%). Additionally, net sales in 2025 were positively impacted by upward adjustments of $197.8 million related to provisionally priced sales, reflecting the increase in metal prices.

The table below outlines the average published market metals prices for our metals for each of the three years in the three-year period ended December 31, 2025:

				% Variance
	2025	2024	2023	2025 - 2024	2024 - 2023
Copper price ($per pound—LME)	$4.51	$4.15	$3.85	8.7%	7.8%
Copper price ($per pound—COMEX)	$4.82	$4.22	$3.86	14.2%	9.3%
Molybdenum price ($per pound)(1)	$22.01	$21.21	$23.73	3.8%	(10.6)%
Zinc price ($per pound—LME)	$1.30	$1.26	$1.20	3.2%	5.0%
Silver price ($per ounce—COMEX)	$39.99	$28.25	$23.41	41.6%	20.7%
(1)	Platt’s Metals Week Dealer Oxide.

The table below provides our metal sales as a percentage of our total net sales:

	Year Ended
	December 31,
Sales as a percentage of total net sales	2025	2024	2023
Copper	74.8%	76.6%	76.7%
Molybdenum	10.5%	10.9%	11.4%
Silver	7.3%	5.1%	4.2%
Zinc	3.9%	3.8%	3.0%
Other by‑products	3.5%	3.6%	4.7%
Total	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product (in million pounds). The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

				Variance
Copper Sales (million pounds)	2025	2024	2023	2025 - 2024	2024 - 2023
Refined (including SX‑EW)	967.5	1,053.3	1,064.1	(85.8)	(10.8)
Rod	346.5	337.8	338.0	8.7	(0.2)
Concentrates and other	752.9	678.0	559.7	74.9	118.3
Total	2,067.0	2,069.1	1,961.8	(2.1)	107.3

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume:

	Year ended December 31,
Copper Sales by product type	2025	2024	2023
Refined (including SX‑EW)	46.8%	50.9%	54.2%
Rod	16.8%	16.3%	17.2%
Concentrates and other	36.4%	32.8%	28.5%
Total	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components for the three years ended December 31 2025, 2024 and 2023 as a percentage of total production cost:

	Year ended December 31,
	2025	2024	2023
Power	11.5%	11.0%	13.3%
Labor	12.7%	13.3%	11.6%
Fuel	14.8%	15.4%	15.7%
Maintenance	24.7%	23.4%	21.4%
Operating materials	18.6%	19.0%	19.6%
Other	17.8%	17.9%	18.4%
Total	100.0%	100.0%	100.0%

2025-2024: Operating costs and expenses were $6,418.3 million in 2025 compared to $5,878.7 million in 2024. The increase of $539.6 million was primarily due to:

Operating cost and expenses for 2024 ($ in millions)			$5,878.7
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		396.2
	- Workers participation	166.6
	- Repairing materials, principally heavy equipment spare parts	75.0
	- Sales expenses	34.5
	- Exchange rate variance	32.7
	- Energy costs	32.2
	- Inventory variance	29.5
	- Operations contractors	15.3
	- Explosives	14.6
	- Other, net	(4.3)
•	Increase in volume and cost of metals purchased from third parties.		121.6
•	Increase in depreciation, amortization and depletion expense.		22.5
•	Increase in selling, general and administrative expenses.		7.3
Less:
•	Decrease in exploration expense.		(8.0)
Operating cost and expenses for 2025 ($ in millions)			$6,418.3

				Variance
NON‑OPERATING INCOME (EXPENSE)	2025	2024	2023	2025 - 2024	2024 - 2023
Interest expense	$(416.7)	$(376.5)	$(376.3)	$(40.1)	$(0.2)
Capitalized interest	47.4	42.4	49.6	4.9	(7.2)
Other income (expense)	(47.7)	5.5	3.6	(53.2)	1.9
Interest income	199.7	131.4	86.6	68.3	44.8
Total non‑operating income (expense)	$(217.4)	$(197.3)	$(236.5)	$(20.1)	$39.3

2025-2024: Non-operating income and expense were a net expense of $217.4 million in 2025, compared to a net expense of $197.3 million in 2024. The $20.1 million increase in net expense in 2025 was mainly due to:

●	$(53.2) million decrease in other income (expense). In 2024, this item included $31.2 million income due to insurance recovery in Peru, and the 2025 figures include a write-off of certain expenses related to the Tia Maria project.
●	$(35.2) million increase in interest expense net of capitalized interest due to the Minera Mexico debt issuance in February 2025; partially offset by,
●	$68.3 million increase in interest income due to higher cash and cash equivalents balances in 2025.

Income taxes

	Year Ended
	December 31,
	2025	2024	2023
Provision for income taxes ($ in millions)	$2,470.1	$1,975.3	$1,518.9
Effective income tax rate	36.4%	36.9%	38.4%

The income tax provision includes Peruvian, Mexican and U.S. federal income taxes.

Components of income tax provision for 2025, 2024 and 2023 include the following ($ in millions):

	2025	2024	2023
Statutory income tax provision	$2,045.2	$1,688.0	$1,284.0
Peruvian royalty	79.6	57.5	44.6
Mexican royalty	233.5	142.9	118.6
Peruvian special mining tax	111.8	86.9	71.7
Total income tax provision	$2,470.1	$1,975.3	$1,518.9

The decrease in the effective income tax rate in 2025 compared to the same period in 2024 was primarily attributable to a variance in uncertain tax positions recorded in the U.S., Peruvian and Mexican jurisdictions.

Equity earnings of affiliate

In 2025, 2024 and 2023 we recognized $34.0 million, $6.4 million and $(2.2) million in equity earnings, respectively, which were associated with our 44.2% interest in the Tantahuatay mine.

Net Income attributable to the non-controlling interest

Net income attributable to the non-controlling interest in 2025 was $13.3 million, $11.8 million in 2024, and $9.5 million in 2023.

Net Income attributable to SCC

Net income attributable to SCC in 2025 amounted to $4,334.9 million, a 28.4% increase from the $3,376.8 million reported in 2024. The rise in net income for 2025 was largely driven by higher metal prices and increased sales volumes for our main by-products.

SEGMENT RESULTS ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations. Please see a detailed definition of these segments in Item 1 “Business—Business Reporting Segments.”

The following table presents the volume of sales by segment of copper and our significant by-products for each of the years in the three-year period ended December 31, 2025:

				Variance
Copper Sales (million pounds)	2025	2024	2023	2025 - 2024	2024 - 2023
Peruvian operations	894.3	890.4	805.8	3.9	84.6
Mexican open‑pit	1,166.9	1,191.1	1,151.5	(24.2)	39.6
Mexican IMMSA unit	28.0	33.0	26.3	(5.0)	6.7
Other and intersegment elimination	(22.3)	(45.4)	(21.8)	23.2	(23.6)
Total copper sales	2,067.0	2,069.1	1,961.8	(2.1)	107.3

				Variance
By‑product Sales (million pounds, except silver—million ounces)	2025	2024	2023	2025 - 2024	2024 - 2023
Peruvian operations:
Molybdenum contained in concentrate	33.1	29.5	22.1	3.6	7.4
Silver	6.5	5.6	4.4	0.9	1.2
Mexican open‑pit operations:
Molybdenum contained in concentrate	35.6	34.5	37.2	1.1	(2.7)
Silver	13.2	11.9	9.9	1.3	2.0
Zinc‑refined and in concentrate	205.8	103.4	—	102.4	103.4
IMMSA unit
Zinc‑refined and in concentrate	192.6	214.3	219.7	(21.8)	(5.4)
Silver	7.2	6.6	6.9	0.5	(0.3)
Other and intersegment elimination
Silver	(2.9)	(3.3)	(3.2)	0.4	(0.1)
Zinc‑refined and in concentrate	(19.3)	—	—	(19.3)	—
Total by‑product sales
Molybdenum contained in concentrate	68.7	64.0	59.3	4.7	4.7
Zinc‑refined and in concentrate	379.0	317.8	219.7	61.3	98.1
Silver	24.0	20.8	18.0	3.2	2.8

Peruvian Open-pit Operations:

				Variance
	2025	2024	2023	2025 - 2024	2024 - 2023
Net sales	$5,247.6	$4,604.6	$3,854.3	$643.0	$750.3
Operating costs and expenses	(2,647.0)	(2,512.1)	(2,380.9)	(134.8)	(131.2)
Operating income	$2,600.7	$2,092.5	$1,473.4	$508.2	$619.1

Net sales in 2025 increased by $643.0 million compared to 2024. This improvement was mainly driven by higher sales volumes for copper (+0.4%), molybdenum (+12.2%) and silver (+16.6%) and by better prices for copper (LME, +8.7%), silver (+41.6%) and molybdenum (+3.8%).

Operating costs and expenses:

2025-2024: Operating costs and expenses were $2,647.0 million in 2025 compared to $2,512.1 million in 2024. The increase of $134.8 million was primarily due to:

Operating costs and expenses for 2024 ($ in millions)			$2,512.1
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to:		164.9
	- Inventory variance	117.2
	- Repairing materials, principally heavy equipment spare parts	48.7
	- Exchange rate variance	25.4
	- Workers participation	24.7
	- Other net, partially offset by	3.4
	- Labor expenses	(28.7)
	- Operations contractors	(16.4)
	- Fuel	(9.3)
•	Increase in depreciation, amortization and depletion expense.		6.3
•	Increase in selling, general and administrative expenses.		3.0
Less:
•	Decrease in cost of metals purchased from third parties.		(31.5)
•	Decrease in exploration expenses.		(7.9)
Operating costs and expenses for 2025 ($ in millions)			$2,647.0

Mexican Open-pit Operations:

				Variance
	2025	2024	2023	2025 - 2024	2024 - 2023
Net sales	$7,623.0	$6,317.0	$5,562.3	$1,305.9	$754.7
Operating costs and expenses	(3,347.8)	(2,932.9)	(2,787.5)	(414.9)	(145.4)
Operating income	$4,275.2	$3,384.1	$2,774.8	$891.1	$609.3

Net sales in 2025 increased by $1,305.9 million compared to 2024. This growth primarily reflects improvements in sales volumes of zinc (+99.0%), molybdenum (+3.3%) and silver (+11.0%). Positive developments for metal prices, mainly copper (COMEX, +14.2%), silver (+41.6%), molybdenum (+3.8%) and zinc (+3.2%), bolstered this performance. Start-up at the Buenavista zinc concentrator played a pivotal role, as zinc sales volumes reached 205.8 million pounds for the period. However, this was slightly offset by a decline in the sales volume of copper (-2.0%).

Operating costs and expenses:

2025-2024: Operating costs and expenses were $3,347.8 million in 2025 compared to $2,932.9 million in the same period of 2024. The increase of $414.9 million was primarily due to:

Operating costs and expenses for 2024 ($ in millions)			$2,932.9
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		216.1
	- Workers participation	128.5
	- Energy costs	47.0
	- Sales expenses	36.0
	- Operations contractors	23.6
	- Repairing materials, principally heavy equipment spare parts	20.0
	- Other net, partially offset by	11.5
	- Exchange rate variance	(50.4)
•	Increase in volume and cost of metals purchased from third parties.		205.3
•	Increase in selling, general and administrative expenses.		2.6
Less:
•	Decrease in depreciation, amortization and depletion expense.		(6.1)
•	Decrease in exploration expense.		(3.0)
Operating costs and expenses for 2025 ($ in millions)			$3,347.8

Mexican Underground Operations (IMMSA):

				Variance
	2025	2024	2023	2025 - 2024	2024 - 2023
Net sales	$807.8	$704.1	$630.8	$103.8	$73.3
Operating costs and expenses	(645.4)	(574.9)	(635.0)	(70.5)	60.1
Operating income	$162.4	$129.2	$(4.2)	$33.3	$133.4

Net sales in 2025 increased by $103.8 million compared to 2024. This improvement was mainly supported by higher sales volumes of silver (+8.0%) and lead (+18.2%), as well as better prices for copper (COMEX, +14.2%), zinc (+3.2%) and silver (+41.6%). These positive effects were partially offset by lower sales volumes of copper (-15.0%) and zinc (-10.0%).

Operating costs and expenses:

2025-2024: Operating costs and expenses were $645.4 million in 2025 compared to $574.9 million in the same period of 2024. The increase of $70.5 million was primarily due to:

Operating costs and expenses for 2024 ($ in millions)			$574.9
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		32.3
	- Workers participation	16.9
	- Exchange rate variance	15.1
	- Operations contractors	8.1
	- Repairing materials, principally heavy equipment spare parts	6.3
	- Other net, partially offset by	4.3
	- Inventory variance	(18.5)
•	Increase in volume and cost of metals purchased from third parties.		24.6
•	Increase in depreciation, amortization and depletion expense.		10.6
•	Increase in selling, general and administrative expenses.		1.6
•	Increase in exploration expense.		1.4
Operating costs and expenses for 2025 ($ in millions)			$645.4

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

LIQUIDITY AND CAPITAL RESOURCES

The following discussion relates to our liquidity and capital resources for each of the years in the three-year period ended December 31, 2025.

Cash Flow:

The following table shows the cash flow for the three year period ended December 31, 2025 (in millions):

				Variance
	2025	2024	2023	2025 - 2024	2024 - 2023
Net cash provided by operating activities	$4,752.1	$4,421.7	$3,573.1	$330.4	$848.6
Net cash used in investing activities	$(1,684.6)	$(673.3)	$(1,398.4)	$(1,011.3)	$725.1
Net cash used in financing activities	$(2,007.2)	$(1,645.2)	$(3,101.2)	$(362.0)	$1,456.0

Net cash provided by operating activities:

The 2025, 2024 and 2023 change in net cash from operating activities include (in millions):

				Variance
	2025	2024	2023	2025 - 2024	2024 - 2023
Net income	$4,348.2	$3,388.6	$2,434.7	$959.6	$953.9
Depreciation, amortization and depletion	868.4	845.9	833.6	22.5	12.3
Benefit for deferred income taxes	(33.9)	(52.2)	(59.1)	18.2	6.9
Loss on foreign currency transaction effect	42.9	13.7	10.4	29.2	3.3
Other adjustments to net income	39.3	(13.0)	43.5	52.3	(56.5)
Operating assets and liabilities	(512.7)	238.7	310.0	(751.4)	(71.3)
Net cash provided by operating activities	$4,752.1	$4,421.7	$3,573.1	$330.4	$848.6

Significant items added to (deducted from) net income to arrive at operating cash flow include depreciation, amortization and depletion, deferred tax amounts and changes in operating assets and liabilities.

2025: Net income was $4,348.2 million, which represented 91.5% of the net operating cash flow.

Changes in operating assets and liabilities reduced cash flow by $512.7 million and was driven by the following variances:

●	$(761.6) million increase in accounts receivable, principally at our Mexican operations.
●	$326.2 million increase in accounts payable and accrued liabilities, mainly reflecting higher accrued income taxes and workers’ participation at our Peruvian and Mexican operations, both attributable to an increase in income before taxes in 2025.
●	$22.1 million net decrease in inventories, mainly consumed at our Peruvian operations.
●	$(99.4) million increase in other operating assets and liabilities, net.

Net cash used in investing activities:

2025: Net cash used for investing activities in 2025 included $1,325.3 million for capital investments. This included $836.6 million of investments at our Mexican operations and $488.7 million at our Peruvian operations. For further information, please see “Capital Investment Program” under this Item on page 104.

The 2025 investing activities also included net purchase of short-term investments of $359.3 million.

2024: Net cash used for investing activities in 2024 included $1,027.3 million for capital investments. This included $756.0 million of investments at our Mexican operations and $271.3 million at our Peruvian operations. For further information, please see “Capital Investment Program” under this Item on page 104.

The 2024 investing activities also included net proceeds of short-term investments of $354.0 million.

Net cash used in financing activities:

2025: Net cash used in financing activities in 2025 totaled $2,007.2 million and included an issuance by Minera Mexico of $1,000.0 million of fixed-rate senior notes; the repayment of $500.0 million of fixed-rate senior unsecured notes; and cash dividend distributions of $2,485.1 million.

2024: Net cash used in financing activities in 2024 was $1,645.2 million and included a cash dividend distribution of $1,637.2 million.

Other Liquidity Considerations

We expect that we will meet our cash requirements for 2026 and beyond from cash on hand and internally generated funds. In addition, we believe that we will be able to access additional external financing on reasonable terms, if required.

As of December 31, 2025, $1.620.1 million of the Company´s total cash and cash equivalents, and short-term investments of $4,909.3 million were held in foreign subsidiaries. The cash and cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. Earnings of the Company’s Peruvian branch are not subject to transition taxes since they are taxed in the United States on a current basis.

Dividends: On January 22, 2026, the Board of Directors authorized a quarterly cash dividend of $1.00 per share of common stock and a stock dividend of 0.0085 shares of common stock per share of common stock, payable on February 27, 2026, for shareholders of record at the close of business on February 10, 2026.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $179.93, which is the average of the high and low share price on January 22, 2026.

FINANCING

Our total debt as of December 31, 2025 was $6,750.7 million, compared to $6,258.3 million at December 31, 2024, net of the unamortized discount and issuance costs of notes issued under par for $100.5 million and $92.8 million as of December 31, 2025 and 2024, respectively. This debt is all denominated in dollars at fixed interest rates at a weighted average rate of 5.93%.

On February 5, 2025, our subsidiary Minera Mexico S.A. de C.V. issued $1 billion of fixed-rate senior unsecured notes. This debt is due in 2032 and has an annual interest rate of 5.625%. The proceeds of the offering are intended to provide the Company with additional liquidity to finance our Mexican capital expenditures and Minera Mexico’s general corporate purposes.

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

CONTRACTUAL AND OTHER OBLIGATIONS

As of December 31, 2025, our most significant contractual obligations include interest and principal on debt, workers’ participation, pension and post-retirement obligations, payments for operating leases, asset retirement obligations, and commitments for purchasing energy and for capital investment projects.

Interest on debt is calculated at rates in effect at December 31, 2025. As all our debt is at fixed rates, future expenditures will not change due to rate changes. Please refer to Note 11 “Financing” of the consolidated financial statements for a description of our long-term debt arrangements and credit facilities.

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

Pension and post-retirement obligations include the benefits expected to be paid under our pension and post-retirement benefit plans. Please refer to Note 12 “Benefit Plans” of the consolidated financial statements.

Asset retirement obligations include the aggregate amount of closure and remediation costs for our Peruvian mines and facilities to be paid under the mine closure plans approved by MINEM and the closure and remediation costs of our Mexican operations. See Note 10 “Asset Retirement Obligation” of the consolidated financial statements.

In June 2014, we entered into a power purchase agreement for 120 megawatt (“MW”) with the state company Electroperu S.A., which began supplying energy for our Peruvian operations for twenty years starting on April 17, 2017. In July 2014, we entered into a power purchase agreement for 120MW with a private power generator Kallpa Generacion S.A. (“Kallpa”), which began supplying energy for our Peruvian operations for ten years starting on April 17, 2017. In May 2016, we signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects starting on May 1, 2017 and ending on April 30, 2029. In the third quarter of 2024, Parque Eolico de Fenicias began supplying energy to the IMMSA unit. For further information, please see Note 17 “Related party transactions”.

Additionally, we have a commitment to purchase power for our Mexican operations from MGE, a subsidiary of Grupo Mexico through 2032. See Note 13 “Commitment and Contingencies—Other commitments”.

Our long-term estimated power costs are subject to change as energy generation costs change and our forecasted power requirements through the life of the agreements change. In addition, as of December 31, 2025, the Company has committed approximately $1,310.5 million for the development of its capital investment projects. These include committed purchase orders and executed contracts for our Mexican projects and for our Peruvian expansion projects.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 102) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our consolidated statement of earnings, in millions of dollars and dollars per pound in the table below:

	2025		2024		2023

		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$5,359.2	$2.63	$4,841.4	$2.35	$4,687.7	$2.42
Add:
Selling, general and administrative	137.8	0.07	130.5	0.06	127.2	0.07
Sales premiums, net of treatment and refining charges	(153.6)	(0.08)	(39.5)	(0.02)	(7.7)	(0.00)
Less:
Workers’ participation	(463.1)	(0.23)	(296.4)	(0.15)	(253.2)	(0.13)
Cost of metals purchased from third parties	(284.0)	(0.14)	(162.4)	(0.08)	(195.8)	(0.10)
Royalty charge and other, net	(160.8)	(0.08)	(96.9)	(0.05)	(116.7)	(0.06)
Inventory change	(16.7)	(0.01)	12.8	0.01	(6.5)	(0.00)
Operating Cash Cost before by‑product revenues	$4,418.8	$2.17	$4,389.5	$2.13	$4,235.0	$2.19
Add:
By‑product revenues(1)	(3,207.1)	(1.58)	(2,524.1)	(1.23)	(2,194.0)	(1.13)
Net revenue on sale of metal purchased from third parties	(21.9)	(0.01)	(42.2)	(0.02)	(49.8)	(0.03)
Total by‑product revenues	(3,228.9)	(1.59)	(2,566.3)	(1.25)	(2,243.8)	(1.16)

Operating Cash Cost net of by‑product revenues	1,189.9	0.58	1,823.2	0.89	1,991.2	1.03

Total pounds of copper produced (in millions)	2,035.6		2,057.7		1,935.4
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	2025		2024		2023

		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(1,405.1)	$(0.69)	$(1,246.4)	$(0.61)	$(1,129.7)	$(0.58)
Silver	(880.4)	(0.43)	(529.4)	(0.26)	(390.6)	(0.20)
Zinc	(476.2)	(0.23)	(354.3)	(0.17)	(226.0)	(0.12)
Sulfuric Acid	(261.4)	(0.13)	(262.4)	(0.13)	(318.4)	(0.17)
Gold	(118.7)	(0.06)	(81.4)	(0.04)	(77.4)	(0.04)
Other	(65.2)	(0.03)	(50.2)	(0.02)	(51.9)	(0.03)
Total	$(3,207.1)	$(1.58)	$(2,524.1)	$(1.23)	$(2,194.0)	$(1.13)

The by-product revenue presented does not match with the sales value reported by segment on page 184 because the above table excludes purchases from third parties, which are reclassified to net revenue on sale of metal purchased from third parties.

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

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Given that our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances for the three years ended December 31, 2025 are provided in the table below:

	Year Ended
	December 31,
	2025	2024	2023
Peru:
Peruvian inflation rate	1.5%	2.0%	3.2%

Initial exchange rate	3.770	3.713	3.820
Closing exchange rate	3.368	3.770	3.713
Appreciation/(devaluation)	10.7%	(1.5)%	2.8%

Mexico:
Mexican inflation rate	3.7%	4.2%	4.7%

Initial exchange rate	20.268	16.894	19.362
Closing exchange rate	17.967	20.268	16.894
Appreciation/(devaluation)	11.4%	(20.0)%	12.7%

Change in monetary position:

Assuming an exchange rate variance of 10% at December 31, 2025, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$34.8
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(42.5)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$20.9
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(25.6)

The net monetary position is net of those assets and liabilities that are sol or peso denominated as of December 31, 2025.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025 and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Ore stockpiles on Leach Pads – Capitalization of costs attributable to leachable material - Refer to Note 4 “Inventories” to the consolidated financial statements

Critical Audit Matter Description

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s assertions that extraction and production costs are capitalized in the appropriate amounts included the following, among others:

●	We obtained an understanding and evaluated the Company’s methodology for determining the productions costs capitalized and the estimates of recoverable mineral content contained in the leaching material deposited in the leaching pads.
●	We tested the effectiveness of controls over management’s review of the copper content grade, the solubility index and the recovery rate used to determine the monthly average rate to be used in the calculation, which included an evaluation of the competence, objectivity and authority of the personnel involved and management’s experts in the determination of the copper content grade, the solubility index and the recovery rate; the identification of costs to be capitalized as part of the leaching process; and reconciliations of mineral received for the leaching process.
●	We tested the effectiveness of general IT controls for the relevant systems identified that process information that is considered significant in the calculation of the Company’s estimate.
●	We independently recalculated the monthly average copper content grade and the monthly average solubility index to obtain the reasonability of the inputs used in the estimate.
●	We involved technical specialists to evaluate the methodology and inputs used by the Company to determine the recoverability of copper from the leach pads and challenge, from a technical perspective, if the balance as of December 31, 2025 represents copper that will be recovered as estimated by the Company. Such involvement also consisted of site visits to the Mexican mining operations where ore stockpiles on leach pads existed.

Galaz, Yamazaki, Ruiz Urquiza, S.C.

Affiliate of a Member Firm of Deloitte Touche Tohmatsu Limited

/s/ Galaz, Yamazaki, Ruiz Urquiza, S.C.
Mexico City, Mexico
February 27, 2026
We have served as the Company’s auditor since 2009

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, (in millions, except for per share amounts)	2025	2024	2023

Net sales (including sales to related parties, see note 17)	$13,420.0	$11,433.4	$9,895.8
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	5,359.2	4,841.4	4,687.7
Selling, general and administrative	137.8	130.5	127.2
Depreciation, amortization and depletion	868.4	845.9	833.6
Exploration	52.8	60.9	55.0
Total operating costs and expenses	6,418.3	5,878.7	5,703.5

Operating income	7,001.7	5,554.7	4,192.3

Interest expense	(416.7)	(376.5)	(376.3)
Capitalized interest	47.4	42.4	49.6
Interest income	199.7	131.4	86.6
Other income (expense)	(47.7)	5.5	3.6
Income before income taxes	6,784.3	5,357.4	3,955.8
Income taxes (including royalty taxes, see Note 7)	2,504.1	2,027.4	1,578.0
Deferred income taxes	(33.9)	(52.2)	(59.1)
Net income before equity earnings of affiliate	4,314.2	3,382.1	2,436.9
Equity earnings of affiliate, net of income tax	34.0	6.4	(2.2)
Net income	4,348.2	3,388.6	2,434.7
Less: Net income attributable to the non-controlling interest	13.3	11.8	9.5
Net income attributable to SCC	$4,334.9	$3,376.8	$2,425.2

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$5.24	$4.21	$3.05

Weighted average shares outstanding-basic and diluted	826.6	802.9	795.3

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2025	2024	2023

	(in millions)
COMPREHENSIVE INCOME:
Net income and comprehensive income	$4,348.2	$3,388.6	$2,434.7
Other comprehensive income (loss) net of tax:
—Decrease in pension and other post-retirement benefits (net of income tax of $5.3, $3.8 and $(0.4), respectively)	5.7	5.8	1.0
Net loss recognized due to pension plan termination, net of income tax of $(2.1), (see Note 12)	4.9	—	—
Total other comprehensive income	10.5	5.8	1.0
Total comprehensive income	4,358.7	3,394.4	2,435.7
Comprehensive income attributable to the non-controlling interest	13.3	11.8	9.5
Comprehensive income attributable to SCC	$4,345.4	$3,382.6	$2,426.2

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,304.6	$3,258.1
Short-term investments	604.6	245.3
Accounts receivable trade	1,951.2	1,189.6
Accounts receivable other (including related parties 2025- $16.2 and 2024 - $13.5)	71.4	54.2
Inventories	1,058.1	1,048.9
Prepaid taxes	331.2	346.7
Other current assets	31.3	31.7
Total current assets	8,352.5	6,174.3

Property and mine development, net	10,272.2	9,883.3
Ore stockpiles on leach pads	1,114.5	1,145.8
Intangible assets, net	122.4	124.6
Right-of-use assets	700.8	739.5
Deferred income tax	336.3	310.6
Equity method investment	134.5	111.9
Other non-current assets	348.2	223.5
Total assets	$21,381.4	$18,713.5

LIABILITIES
Current liabilities:
Current portion of long-term debt	$—	$499.8
Accounts payable (including related parties 2025 - $138.4 and 2024 - $49.2)	861.5	615.2
Accrued income taxes	634.4	635.2
Accrued workers’ participation	404.6	280.8
Accrued interest	115.0	97.1
Lease liabilities current	86.5	81.8
Other accrued liabilities	43.0	38.1
Total current liabilities	2,145.1	2,248.1

Long-term debt, net of current portion	6,750.7	5,758.5
Lease liabilities	576.3	657.6
Deferred income taxes	130.5	124.5
Non-current taxes payable	97.1	104.9
Other liabilities and reserves	105.7	35.6
Asset retirement obligation	471.1	546.1
Total non-current liabilities	8,131.4	7,227.3

Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY (NOTE 14)
Common stock par value $0.01; shares authorized, 2025 and 2024–2,000; shares issued, 2025 and 2024–884.6	8.8	8.8
Additional paid-in capital	7,257.9	5,026.0
Retained earnings	5,797.2	6,839.6
Accumulated other comprehensive income	8.3	(2.2)
Treasury stock, at cost, common shares	(2,034.2)	(2,700.7)
Total Southern Copper Corporation stockholders’ equity	11,038.1	9,171.6
Non-controlling interest	66.8	66.6
Total equity	11,104.9	9,238.1
Total liabilities and equity	$21,381.4	$18,713.5

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,
(in millions)	2025	2024	2023

OPERATING ACTIVITIES
Net income	$4,348.2	$3,388.6	$2,434.7
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	868.4	845.9	833.6
Equity earnings of affiliate, net of dividends received	(22.6)	(3.7)	2.6
Loss on foreign currency transaction effect	42.9	13.7	10.4
Benefit for deferred income taxes	(33.9)	(52.2)	(59.1)
Net charges for asset retirement obligations, including accretion	(24.0)	(24.4)	26.1
Other, net	85.9	15.2	14.8
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable trade	(761.6)	(48.5)	253.0
Decrease (increase) in inventories	22.1	(56.1)	(60.4)
Increase in accounts payable and accrued liabilities	326.2	385.7	152.1
(Increase) in other operating assets and liabilities	(99.4)	(42.4)	(34.7)
Net cash provided by operating activities	4,752.1	4,421.7	3,573.1
INVESTING ACTIVITIES
Capital expenditures	(1,325.3)	(1,027.3)	(1,008.6)
Purchase of short-term investments	(2,053.6)	(611.8)	(808.7)
Proceeds on sale of short-term investments	1,694.3	965.8	417.7
Other, net	—	—	1.2
Net cash used in investing activities	(1,684.6)	(673.3)	(1,398.4)
FINANCING ACTIVITIES
Proceeds from issuance of debt	993.8	—	—
Payments of debt issuance costs	(6.4)	—	—
Repayments of debt	(500.0)	—	—
Cash dividends paid to common stockholders	(2,485.1)	(1,637.2)	(3,092.4)
Distributions to non-controlling interest	(9.9)	(8.3)	(9.1)
Other, net	0.3	0.4	0.3
Net cash used in financing activities	(2,007.2)	(1,645.2)	(3,101.2)
Effect of exchange rate changes on cash and cash equivalents	(13.7)	3.4	8.3
Increase (decrease) in cash and cash equivalents	1,046.5	2,106.6	(918.2)
Cash and cash equivalents, at beginning of year	3,258.1	1,151.5	2,069.7
Cash and cash equivalents, at end of year	$4,304.6	$3,258.1	$1,151.5

	2025	2024	2023

	(in millions)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$388.2	$369.7	$369.7
Income taxes:
Peru	$1,512.2	$831.2	$823.5
Mexico	$987.7	$759.6	$610.5
Workers’ participation	$328.0	$262.2	$258.2
Supplemental schedule of non-cash operating, investing and financing activities:
Decrease in pension and other post-retirement benefits	$5.7	$5.8	$1.0
Capital expenditures incurred but not yet paid	$85.0	$19.8	$16.1

The accompanying notes are an integral part of these consolidated financial statements.

Southern Copper Corporation

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions)	2025	2024	2023

TOTAL EQUITY, beginning of year	$9,238.1	$7,481.2	$8,146.9
STOCKHOLDERS’ EQUITY, beginning of year	9,171.6	7,418.1	8,084.2
CAPITAL STOCK:
Balance at beginning and end of year:	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year	5,026.0	3,532.8	3,489.7
Dividends paid in common stock	2,184.3	1,510.2	—
Other activity of the period	47.5	(17.0)	43.1
Balance at end of year	7,257.9	5,026.0	3,532.8
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of the year	(2,337.3)	(2,766.6)	(2,766.9)
Dividends paid in common stock	711.6	428.9	—
Used for corporate purposes	0.3	0.4	0.3
Balance at end of year	(1,625.4)	(2,337.3)	(2,766.6)
Parent Company common shares
Balance at beginning of year	(363.4)	(382.4)	(340.7)
Other activity, including dividend, interest and foreign currency transaction effect	(45.4)	19.0	(41.7)
Balance at end of year	(408.8)	(363.4)	(382.4)
Treasury stock balance at end of year	(2,034.2)	(2,700.7)	(3,149.0)
RETAINED EARNINGS:
Balance at beginning of year	6,839.7	7,033.5	7,702.3
Net earnings	4,334.9	3,376.8	2,425.2
Cash dividends declared and paid, common stock, per share, 2025- $3.10, 2024– $2.10, 2023 - $4.00	(2,485.1)	(1,637.2)	(3,092.4)
Dividends paid in common stock	(2,895.9)	(1,939.2)	—
Other activity of the period	3.7	5.8	(1.6)
Balance at end of year	5,797.2	6,839.7	7,033.5
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of year	(2.2)	(8.0)	(9.0)
Other comprehensive income (loss)	10.5	5.8	1.0
Balance at end of year	8.3	(2.2)	(8.0)
STOCKHOLDERS’ EQUITY, end of year	11,038.1	9,171.6	7,418.1
NON-CONTROLLING INTEREST, beginning of year	66.6	63.1	62.7
Net earnings	13.3	11.8	9.5
Distributions paid	(9.9)	(8.3)	(9.1)
Other activity	(3.2)	—	—
NON-CONTROLLING INTEREST, end of year	66.8	66.6	63.1
TOTAL EQUITY, end of year	$11,104.9	$9,238.1	$7,481.2

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—DESCRIPTION OF THE BUSINESS:

The Company is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of December 31, 2025, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”), owned 88.9% of the Company’s capital stock. The consolidated financial statements presented herein consist of the accounts of Southern Copper Corporation ("SCC", "Southern Copper" or the “Company”), a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC Peru Branch”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Mexico and Peru.

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

For contracts with a term greater than one year, the Company is unable to disclose an allocation of the transaction price to the remaining unsatisfied performance obligation, given that unit prices of mineral sold are determined by published commodity prices at specified dates within the contract. The volume of mineral to be delivered after the first year of the contract is subject to annual volume negotiations in accordance with the terms of the contract. As of December 31, 2025, the Company had long-term contracts with promises to deliver in 2026 for a total of 166,500 metric tonnes of copper contained in concentrates; 24,000 metric tonnes of copper cathodes; 46,200 tonnes of copper rod; 22,700 tonnes of molybdenum concentrate; and 353,000 tonnes of sulfuric acid. These are estimates and may vary from actual deliveries in 2026 and 2027 depending on negotiations with customers, as mentioned above.

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

Short-term investments—

The Company accounts for short-term investments in accordance with ASC 320-10 “Investments Debt and Equity Securities-Recognition.” The Company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classifications as of each balance sheet date. Unrealized gains and losses on trading investments, net of taxes, are reported as interest income in the consolidated statements of income. On the other hand, unrealized gains and losses on available-for-sale investments, net of taxes, are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, unless such loss is deemed to be other than temporary.

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

Long-term inventory-Ore stockpiles on leach pads

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

For the years ended December 31, 2025, 2024 and 2023, the Company did not capitalize any drilling and related costs.

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

The Company updates its estimate of mineral reserves at the beginning of each year. In 2021, the Company adopted SEC’s mining property disclosure requirements (Regulation S-K, Subpart 1300). Consequently, in 2023, 2024 and 2025, the Company based its mineral reserve estimates on a long-term price assumption of $3.30 per pound of copper. The ore reserve estimates are used to determine the amortization of mine development and intangible assets.

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

Other comprehensive income—

Comprehensive income represents changes in equity during a period, except those resulting from investments by owners and distributions to owners. During the fiscal years ended December 31, 2025, 2024 and 2023, the component of "other comprehensive income (loss)" were the unrecognized gain (loss) on employee benefit obligations and the net loss recognized due to pension plan termination.

Business segments-

Company management views Southern Copper as having three reportable segments and manages it on the basis of these segments. The segments identified by the Company are: 1) the Peruvian operations, which include the two open-pit copper mines in Peru and the plants and services supporting such mines, 2) the Mexican open-pit copper mines, which include La Caridad and Buenavista mine complexes and their supporting facilities and 3) the Mexican underground mining operations, which include five underground mines that produce zinc, lead, copper, silver and gold, a coal mine and a zinc refinery. Please see Note 18 “Segment and Related Information.”

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

ADOPTION OF INCOME TAX DISCLOSURES STANDARD

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance enhances the transparency and decision usefulness of income tax disclosures by requiring, among other things, expanded disclosures related to the effective tax rate reconciliation and income taxes paid.

Adoption of ASU 2023-09 requires public entities to:

●	Present a tabular reconciliation of the statutory federal income tax rate to the effective income tax rate using specified categories, including a requirement to disaggregate reconciling items that exceed a quantitative threshold;
●	Disclose income (loss) before income taxes disaggregated between domestic and foreign operations; and
●	Disclose in the supplemental disclosures within the statement of cash flows, income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions, including further disaggregation for individual jurisdictions that are significant.

The Company adopted ASU 2023-09 effective January 1, 2025, on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, as the amendments primarily affect disclosure requirements. The Company has also updated its supplemental disclosure within the statement of cash flows beginning in the year ended December 31, 2025.

NOTE 3—SHORT-TERM INVESTMENTS:

Short-term investments were as follows ($ in millions):

	As of December 31,
	2025	2024
Trading securities	$604.5	$245.2
Weighted average interest rate	4.1%	4.7%

Available-for-sale	$0.1	$0.2
Weighted average interest rate	0.9%	0.9%
Total	$604.6	$245.3

Trading securities consist of bonds issued by public companies and are publicly traded. Each financial instrument is independent of the others. The Company has the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and, as of December 31, 2025 and 2024, included asset and mortgage backed obligations. As of December 31, 2025 and 2024, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these investments, which was recorded as interest income in the consolidated statement of earnings. Also the Company redeemed some of these securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the consolidated statement of earnings.

The following table summarizes the activity of these investments by category (in millions):

	Years ended
	December 31,
	2025		2024
Trading:
Interest earned		$30.1		$25.7
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)

Available-for-sale:
Interest earned	$	(*)	$	(*)

(*)   Less than $0.1 million

As of December 31, 2025 and 2024, contractual maturities of the available-for-sale debt securities are as follows (in millions):

	2025	2024
Due after 10 years	$0.1	$0.2
Total debt securities	$0.1	$0.2

NOTE 4—INVENTORIES:

	As of December 31,
(in millions)	2025	2024
Inventory, current:
Metals at average cost:
Finished goods	$68.3	$55.9
Work-in-process	327.9	343.8
Ore stockpiles on leach pads	238.6	217.2
Supplies at average cost	423.3	431.9
Total current inventory	$1,058.1	$1,048.9
Inventory, long-term:
Ore stockpiles on leach pads	$1,114.5	$1,145.8

Total leaching costs added as long-term inventory of ore stockpiles in leach pads amounted to $245.2 million, $249.5 million and $291.6 million in 2025, 2024 and 2023, respectively. Long-term leaching inventories recognized as cost of sales amounted to $255.2 million, $239.0 million and $263.0 million in 2025, 2024 and 2023, respectively.

NOTE 5—PROPERTY:

	As of December 31,
(in millions)	2025	2024
Buildings and equipment	$18,778.2	$18,013.5
Construction in progress	1,822.5	1,579.1
Mine development	353.0	348.8
Mineral assets	83.2	83.2
Land, other than mineral	377.5	340.1
Total property	21,414.4	20,364.7
Accumulated depreciation, amortization and depletion	(11,142.2)	(10,481.4)
Total property and mine development, net	$10,272.2	$9,883.3

Depreciation and depletion expense for the years ended December 31, 2025, 2024 and 2023 totaled $860.9 million, $836.8 million and $825.7 million, respectively.

NOTE 6—INTANGIBLE ASSETS:

	As of December 31,
(in millions)	2025	2024
Mining concessions	$121.2	$121.2
Mine engineering and development studies	19.8	19.8
Software	83.0	77.8
	224.0	218.8
Accumulated amortization:
Mining concessions	(48.4)	(46.4)
Mine engineering and development studies	(19.8)	(19.8)
Software	(75.4)	(69.9)
	(143.6)	(136.1)
Goodwill	41.9	41.9
Intangible assets, net	$122.4	$124.6

Amortization of intangibles for the years ended December 31, 2025, 2024 and 2023 totaled $7.5 million, $9.1 million and $7.9 million, respectively. Estimated amortization is as follows:

Estimated amortization expense (in millions):
2026	$5.4
2027	3.4
2028	2.4
2029	2.3
2030	2.2
Total 2026 - 2030	$15.7
Average annual	$3.1

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

The components of the provision for income taxes for the three years ended December 31, 2025, are as follows:

(in millions)	2025	2024	2023
U.S. federal and state:
Current	$—	$(4.8)	$4.6
Deferred	—	—	—
Uncertain tax positions	—	(0.6)	0.6
	—	(5.4)	5.2
Foreign (Peru and Mexico):
Current	2,463.3	1,985.8	1,491.0
Deferred	(33.9)	(52.2)	(59.1)
Uncertain tax positions	40.7	47.1	81.8
	2,470.1	1,980.7	1,513.7
Total provision for income taxes	$2,470.1	$1,975.3	$1,518.9

The source of income is as follows:

(in millions)	2025	2024	2023
Earnings by location:
U.S.	$40.7	$31.5	$23.3
Foreign
Peru	2,319.2	1,796.4	1,151.3
Mexico	4,424.4	3,529.5	2,781.2
	6,743.6	5,325.9	3,932.5
Earnings before taxes on income	$6,784.3	$5,357.4	$3,955.8

The reconciliation of the statutory income tax rate to the effective tax rate for the three years ended December 31, 2025, was retrospectively changed with the adoption of Accounting Standards Update 2023-09 and is presented below in both percentage points and dollar amounts.

	2025		2024		2023
($ in millions)	Rounding	Percent	Rounding	Percent	Rounding	Percent
U.S. federal statutory rate	$1,424.7	21.0%	$1,125.1	21.0%	$830.7	21.0%
Foreign tax effects
Peru
Tax rate differential	696.2	10.3	539.2	10.1	346.5	8.8
Peruvian tax on net income deemed distributed (dividend tax) plus royalty tax	85.1	1.3	68.9	1.3	48.8	1.2
Peruvian royalty tax	79.6	1.2	57.5	1.1	44.6	1.1
Special mining tax	111.8	1.6	86.9	1.6	71.7	1.8
Non-deductible interest expense	90.4	1.3	94.3	1.8	94.3	2.4
Other	(89.9)	(1.3)	(32.5)	(0.6)	(20.7)	(0.5)
Mexico
Tax rate differential	398.2	5.9	317.7	5.9	250.3	6.3
Mexican royalty	233.5	3.4	142.9	2.7	118.6	3.0
Tax inflation effect, net	(55.8)	(0.8)	(30.3)	(0.6)	(75.2)	(1.9)
Other	(48.8)	(0.7)	(52.1)	(1.0)	(30.9)	(0.8)
Tax credits
Foreign tax credits	(495.9)	(7.3)	(523.3)	(9.8)	(389.0)	(9.8)
Valuation allowance	203.3	3.0	244.4	4.6	248.0	6.3
Nontaxable or Nondeductible Items
Percentage depletion	(129.6)	(1.9)	(112.0)	(2.1)	(93.2)	(2.4)
Other permanent differences	(44.1)	(0.7)	(31.1)	(0.6)	(22.6)	(0.6)
Changes in unrecognized tax benefits	10.9	0.2	61.7	1.2	76.9	2.0
Other adjustments	0.5	(0.1)	18.0	0.3	20.1	0.5
	$2,470.1	36.4%	$1,975.3	36.9%	$1,518.9	38.4%

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

On May 31, 2019, the Organization for Economic Cooperation and Development (“OECD”) published a two-pillar system designed to address the tax challenges created by an increasing digitalized economy. Pillar One focuses on the allocation of group profits among taxing jurisdictions based on a market-based concept rather than on historic “permanent establishment” concepts, but includes explicit exclusions for Extractives and as such, is not expected to have a material impact on the Company. Pillar Two addresses the remaining Base Erosion and Profit Shifting (“BEPS”) risk of profit shifting to entities in low tax jurisdictions by introducing a global minimum tax of 15% and a proposed tax on base eroding payments. Certain aspects of Pillar Two took effect January 1, 2024, while other aspects went into effect January 1, 2025. If jurisdictions want to implement the GloBE rules, these rules will need to be implemented through domestic legislation. The countries in which the Company has significant operations have yet to enact Pillar Two into law and have not formally announced plans to implement these rules. The Company will continue to monitor the situation and analyze the potential impact that Pillar Two will have on future results.

Deferred taxes include the U.S., Peruvian and Mexican tax effects of the following types of temporary differences and carryforwards:

	At December 31,
(in millions)	2025	2024
Assets:
Inventories	$87.2	$57.2
Capitalized exploration expenses	17.7	19.2
U.S. foreign tax credit carryforward, net of Uncertain Tax Positions	2,379.9	2,171.3
U.S. tax effect of Peruvian deferred tax liability	75.5	85.7
U.S. tax effect of Peruvian Uncertain Tax Positions	47.0	59.6
Reserves	268.2	284.3
Deferred workers participation	8.4	12.2
Accrued salaries, wages and vacations	10.0	8.4
Sales price adjustment (PUI)	—	4.2
Valuation allowance on U.S. deferred tax assets, foreign tax credits and U.S. tax effect of Peruvian deferreds	(2,748.1)	(2,545.9)
Accrued royalty and special mining tax	25.7	14.1
Leach reserve	226.4	201.2
Other	12.8	11.3
Total deferred tax assets	410.7	382.8

	At December 31,
(in millions)	2025	2024
Liabilities:
Property, plant and equipment	(111.0)	(114.5)
Social responsibility expenses	(11.7)	(10.3)
Sales price adjustment (PUI)	(14.9)	—
Deferred charges	(67.3)	(71.9)
Total deferred tax liabilities	(204.9)	(196.7)
Total net deferred tax (liabilities) / assets	$205.8	$186.1

Deferred tax assets related to leach are disclosed separately to provide greater transparency of significant components. The valuation allowance increased by $202.2 million in 2025, which was primarily due to the valuation of unutilized Foreign Tax Credits generated in 2025 and the valuation of the anticipatory foreign tax credits for the U.S. Tax effect of Peruvian deferred tax related to uncertain tax position liabilities. The Peru branch operations are taxed in the U.S. as a flow through entity to SCC. Since the Peruvian tax rate of 29.5% now exceeds the U.S. tax rate of 21%, management expects that it is more likely than not that the benefit of excess credits generated in the current year will not be realizable.

U.S. Tax Matters—

On July 4, 2025, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” (the “Act”) – and commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”) was passed. The Act includes changes to both international and domestic tax provisions but did not change the overall corporate tax rate. The Act reduces the deduction percentages for some income inclusions as well as foreign income taxes deemed paid and limits the deductions that are allocated and apportioned to the foreign tax credit limitation within the Global Intangible Low-Taxed Income (“GILTI”) renamed Net CFC Tested Income (“NCTI”) effective January 1, 2026. The Act increases the Base Erosion and Anti-Abuse Tax (“BEAT”) rate. The Act makes changes to the foreign tax credit provisions regarding the allocation and apportionment of expenses, the treatment of certain dividends, and the inclusion of income from Controlled Foreign Corporations (CFC’s). There was no material impact from the tax law changes on the financial statements of the Company.

As of December 31, 2025, the Company considers its ownership of the stock of Minera Mexico to be essentially permanent in duration. Income from subsidiaries, such as Minera Mexico, is included in the GILTI on a current year basis.

GILTI imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has not had U.S. tax liability from the GILTI inclusion since the introduction of this tax in 2018 and does not anticipate a tax in the future because of the Mexican tax rate of 30%. No U.S. deferred taxes have been recorded as the Company has elected that if GILTI were to apply in the future, a current period expense would be recorded when incurred.

The Base Erosion Anti-Abuse Tax (“BEAT”) is a 10% minimum tax for the years 2019 through 2025 and 10.5% in years thereafter. It is calculated on a base equal to the Company’s income determined without the tax benefit arising from base erosion payments. Since this tax was imposed in 2018 the Company has had no U.S. tax liability for BEAT since it has met the safe harbor rule that provides a Company is not to be subject to the BEAT if related party payments from the U.S. to foreign entities do not exceed 3% of expenses, excluding cost of goods sold. The Company will continue to analyze the applicability of the BEAT provisions yearly.

As of December 31, 2025, $1,620.1 million of the Company´s total cash and cash equivalents, and short-term investments of $4,909.3 million were held in foreign subsidiaries. The cash and cash equivalents and short-term investments maintained in our foreign operations are generally used to cover local operating and investment expenses. The Company has determined that as of December 31, 2025, a deferred tax asset of approximately $566 million exists with respect to its investment in foreign subsidiaries. Tax accounting guidance provided in ASC 740 requires this asset to be recognized only if the basis difference will reverse in the foreseeable future. Management has no plans that would result in the reversal of this temporary difference and consequently, no deferred tax asset has been recorded. Future dividends from these subsidiaries may not be subject to federal income tax in the U.S., and the Company incurs no state income tax liability. Additionally, there are no withholding taxes due to the tax treaty between the United States and Mexico. Distributions of earnings from the Company's Peruvian branch to the United States are not subject to U.S. taxes on repatriation. The Company's branch operations are not foreign corporations. They are mainly comprised of operations that are branches of the Company's U.S. operations and are taxed on a current basis.

As of December 31, 2025, there were $2,377.2 million of foreign tax credits available for carryback or carryforward. These credits have a one-year carryback and a ten-year carryforward period and can be used to reduce U.S. income tax on foreign earnings. There were no other unused U.S. tax credits as of December 31, 2025. These credits will expire if not utilized by the end of the years listed below:

Year	Amount
2026	109.9
2027	-
2028	189.4
2029	257.1
2030	261.2
2031	553.6
2032	161.2
2033	244.0
2034	300.0
2035	300.8
Total	$2,377.2

These foreign tax credits are presented above on a gross basis and have not been adjusted for any unrecognized tax benefits. In accordance with ASC 740, the Company has recorded a $2.7 million asset, which represents additional foreign tax credits for the U.S. jurisdiction for unrecognized tax benefits. Both the foreign tax credit asset and the additional foreign tax credit asset for unrecognized tax benefits have a full valuation allowance against them as of December 31, 2025. It is the expectation of management that, given that the U.S. corporate tax rate has been reduced to 21%, and considering that the corporate tax rate in Mexico is 30% and 29.5% in Peru, it is unlikely the excess foreign tax credits can be utilized. Additionally, foreign dividends may no longer be taxed in the U.S. due to the GILTI rules, now renamed Net CFC Tested Income (“NCTI”), which will reduce U.S. tax on foreign source income and limit the ability to utilize foreign tax credit carryforwards.

Peruvian Tax Matters—

Mining royalty charge: The royalty charge is based on operating income margins with graduated rates ranging from 1% to 12% of operating profits, with a minimum royalty charge assessed at 1% of net sales. The minimum royalty charge is recorded as cost of sales and those amounts assessed at higher rates are included in the income tax provision. The Company accrued $131.5 million, $103.4 million and $84.8 million of royalty charges in 2025, 2024 and 2023, respectively, of which $79.6 million, $57.5 million and $44.6 million were included in income taxes in 2025, 2024 and 2023, respectively.

Peruvian special mining tax: This tax is based on operating income with graduated rates increasing from 2% to 8.4%. The Company recognized $111.8 million, $86.9 million and $71.7 million in 2025, 2024 and 2023, respectively for this tax. These amounts were included as income taxes in the Consolidated Statement of Earnings.

Mexican Tax Matters—

Since 2014, Mexican mining entities have been required to pay a mining royalty and an extraordinary tax. Starting 2025, the mining royalty rate is 7.5% on taxable earnings before taxes, depreciation, and interest; and the extraordinary tax rate is 1% over gross receipts from sales of gold, silver and platinum. In 2025, the mining royalty was $137.9 million, and the extraordinary tax was $1.8 million.

Accounting for Uncertainty in Income Taxes—

The total amount of unrecognized tax benefits in 2025, 2024 and 2023, was as follows (in millions):

	2025	2024	2023
Unrecognized tax benefits, opening balance	$92.7	$111.0	$56.0
Gross decreases—tax positions in prior period	(11.4)	—	—
Gross increases—tax positions in prior period	15.2	23.7	50.2
Gross increases—current-period tax positions	18.4	12.9	8.6
Decreases related to settlements with taxing authorities	(42.2)	(62.9)	(15.7)
Lapse in statute of Limitations	(27.2)	12.3	10.8
Foreign Currency Effects	(1.1)	(4.3)	1.1
	(48.3)	(18.3)	55.0
Unrecognized tax benefits, ending balance	$44.4	$92.7	$111.0

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the Consolidated Statements of Earnings. For the Peruvian jurisdiction, the Company recorded $27.6 million and $17.2 million of accrued interest and penalties in 2025 and 2024, respectively. For the Mexican jurisdiction, the Company removed $1.4 million and accrued $5.9 million of accrued interest and penalties in 2025 and 2024, respectively. There were no interest or penalties accrued in the U.S. jurisdiction for uncertain tax positions in any of the years presented above.

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $44.4 million as of December 31, 2025 and relates to the Peruvian and Mexican jurisdictions.

Unrecognized tax benefits in the U.S. jurisdiction entails an asset of $2.7 million, which represents a fully valued additional foreign tax credit carryforward that would be generated by uncertain tax positions. Offsetting expense related to the change in liability for uncertain tax positions within the U.S. jurisdiction and the change in valuation allowance of the U.S. deferred tax asset for foreign tax credits was presented as a net amount in the components of income taxes.

The Company expects that foreign exchange rates will have an impact on the amount of unrecognized tax benefits in the Peruvian and Mexican jurisdictions.

As of December 31, 2025, the Company’s liability for uncertain tax positions included penalties and interest of $3.2 million in the Peruvian jurisdiction and $2.8 million in the Mexican jurisdiction. There was no liability for uncertain tax positions penalties and interest for the U.S. jurisdiction as of December 31, 2025. Interest and penalties are not included in the table of unrecognized tax benefits above.

The following tax years remain open to examination and adjustment in the Company’s three major tax jurisdictions:

Peru:	2020 and all subsequent years
U.S.:	2022 and all subsequent years
Mexico:	2020 and all subsequent years

Management does not expect that any of the open years will result in a cash payment within the U.S. or Mexican jurisdictions in the upcoming twelve months ending December 31, 2026. Management expects to make cash payments of $13.6 million within the Peruvian jurisdiction in the upcoming twelve months ending December 31, 2026.

NOTE 8—WORKERS’ PARTICIPATION:

The Company's operations in Peru and Mexico are subject to statutory workers' participation. In Peru, the provision for workers' participation is calculated at 8% of pre-tax earnings. The current portion of this participation, which is accrued during the year, is based on the Peruvian Branch's taxable income and is distributed to workers following determination of final results for the year. The annual amount payable to an individual worker is capped at the worker’s salary for an 18 month period. Amounts determined in excess of the 18 months of worker’s salary is no longer made as a payment to the worker and is levied first for the benefit of the “Fondo Nacional de Capacitacion Laboral y de Promocion del Empleo” (National Workers’ Training and Employment Promotion Fund) until this entity receives from all employers in its region an amount equivalent to 2,200 Peruvian taxable units (approximately $3.5 million in 2025). Any remaining excess is levied as payment for the benefit of the regional governments. These levies fund worker training, employment promotion, entrepreneurship and various other programs.

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

The provision for workers’ participation is allocated to “Cost of sales (exclusive of depreciation, amortization and depletion)”. Workers’ participation expense (benefit) for the three years ended December 31, 2025 was as follows (in millions):

	2025	2024	2023
Current	$376.1	$317.9	$265.0
Deferred	8.8	(21.4)	(11.8)
	$384.9	$296.5	$253.2

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

The weighted average remaining lease term for the Company’s leases is six years, and the weighted average discount rate for these leases is 5.08%.

The operating lease expense recognized in the years ended December 31, 2025, 2024 and 2023 was classified as follows (in millions):

Classification	2025	2024	2023
Cost of sales (exclusive of depreciation, amortization and depletion)	$112.6	$106.0	$115.4
Selling, general and administrative	0.1	0.1	0.1
Exploration	0.1	0.1	0.1
Total lease expense	$112.8	$106.2	$115.6

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2026	$116.4
2027	115.8
2028	115.2
2029	113.2
2030	105.5
After 2030	211.9
Total lease payments	$778.0
Less: interest on lease liabilities	(115.2)
Present value of lease payments	$662.7

NOTE 10—ASSET RETIREMENT OBLIGATION:

Peruvian operations:

The Company maintains an asset retirement obligation for its mining properties in Peru, as required by the Peruvian Mine Closure Law. In accordance with the requirements of this law the Company’s closure plans were approved by the Peruvian Ministry of Energy and Mines (“MINEM”). The closure cost recognized for this liability includes the cost, as outlined in its closure plans, of dismantling the Toquepala and Cuajone concentrators, the Ilo smelter and refinery, and the shops and auxiliary facilities at the three units. As part of the closure plans, the Company is required to provide annual guarantees over the estimated life of the mines, based on a present value approach, and to furnish the funds for the asset retirement obligation. This law requires a review of closing plans every five years. Currently, the Company has pledged the value of its Lima office complex for 26% of the guarantee and with a stand-by letter of credit for the other 74% as security for this obligation. Through January 2026, the Company has provided total guarantees of $110.1 million.

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

In April 2024, the Company adjusted its estimate for the asset retirement obligation due to an update to the closure plan for its Ilo facility. The effect was a decrease of $3.2 million in the asset retirement obligation. Additionally, in December 2025, the Company updated estimates for all of its facilities; the effect was a $5.7 million decrease in the asset retirement obligation and a $2.6 million reduction in the retirement asset; the difference of $3.1 million was recorded as a reduction in cost of goods sold.

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

In 2025 and 2024, the Company adjusted its estimate for the asset retirement obligation for its Mexican operations, mainly due to a detailed review of the closing activities required and an update to life-of-mine plans for the Buenavista operations. The effect of this change in 2025 was a $106.7 million decrease in the asset retirement obligation and a $48.8 million reduction in the retirement asset; the difference of $57.9 million was recorded as a reduction in cost of goods sold. The effect in 2024 was a $119.2 million decrease in the asset retirement obligation and a $53.9 million reduction in the retirement asset; the difference of $65.3 million was recorded as a reduction in cost of goods sold.

The following table summarizes the asset retirement obligation activity for the years ended December 31, 2025 and 2024 (in millions):

	2025	2024
Balance as of January 1,	$546.1	$612.5
Changes in estimates	(112.4)	(116.6)
Additions	5.3	24.6
Closure payments	(1.0)	—
Accretion expense	33.0	25.7
Balance as of December 31,	$471.1	$546.1

NOTE 11—FINANCING:

Long-term debt (in millions):

				Carrying
				value as of
	Face	Issuance	Issuance	December 31,
	amount	discount	costs	2025
9.250% Yankee bonds due 2028	$51.2	$—	$—	$51.2
5.250% Minera Mexico Senior unsecured notes due 2032	1,000	(5.5)	(5.7)	988.8
7.500% Senior unsecured notes due 2035	1,000	(9.3)	(6.1)	984.6
6.750% Senior unsecured notes due 2040	1,100	(5.9)	(4.7)	1,089.4
5.250% Senior unsecured notes due 2042	1,200	(16.0)	(5.3)	1,178.7
5.875% Senior unsecured notes due 2045	1,500	(14.4)	(7.6)	1,478.1
4.500% Minera Mexico Senior unsecured notes due 2050	1,000	(11.3)	(8.8)	979.9
Total	$6,851.2	$(62.3)	$(38.2)	6,750.7
Less, current portion				—
Total long-term debt				$6,750.7

				Carrying
				value as of
	Face	Issuance	Issuance	December 31,
	amount	discount	costs	2024
3.875% Senior unsecured notes due 2025	$500	$(0.1)	$(0.1)	$499.8
9.250% Yankee bonds due 2028	51.2	—	—	51.2
7.500% Senior unsecured notes due 2035	1,000	(9.9)	(6.6)	983.5
6.750% Senior unsecured notes due 2040	1,100	(6.1)	(4.9)	1,089.0
5.250% Senior unsecured notes due 2042	1,200	(16.6)	(5.5)	1,177.9
5.875% Senior unsecured notes due 2045	1,500	(14.7)	(7.8)	1,477.5
4.500% Minera Mexico Senior unsecured notes due 2050	1,000	(11.6)	(9.0)	979.4
Total	$6,351.2	$(59.0)	$(33.9)	6,258.3
Less, current portion				(499.8)
Total long-term debt				$5,758.5

The bonds, referred above as “Yankee bonds”, contain a covenant requiring Minera Mexico to maintain a ratio of EBITDA to interest expense of not less than 2.5 to 1.0 as such terms are defined in the debt instrument. At December 31, 2025, Minera Mexico was in compliance with this covenant.

Between July 2005 and April 2015, the Company issued fixed-rate senior unsecured notes eight times for a total of $6.2 billion, as listed above. Interest on the notes is paid semi-annually in arrears. The notes rank pari passu with each other and rank pari passu in right of payment with all of the Company’s other existing and future unsecured and unsubordinated indebtedness. Net proceeds are being used for general corporate purposes, including the financing of the Company´s capital investment program. The notes were issued with an underwriters’ discount. The unamortized balance of the discount and the costs of these notes are presented net of the carrying value of the debt issued and are amortized as interest expense over the life of the loan.

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

At December 31, 2025, the Company was in compliance with the covenants of the notes.

In 2019, SCC’s subsidiary Minera Mexico S.A. de C.V. issued an aggregate of $1.0 billion of fixed-rate senior notes. The notes constitute general unsecured obligations of Minera Mexico and were issued in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

The indenture related to the notes contains covenants that limit Minera Mexico's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of Minera Mexico's assets.

In February 2025, SCC’s subsidiary, Minera Mexico S.A. de C.V., issued $1.0 billion of fixed-rate senior notes. This debt was issued in one tranche, due in 2032 at an annual fixed interest rate of 5.625%. Accrued interest on the notes will be paid semi-annually in arrears. The Company is using the net proceeds from this offering (i) to finance Minera Mexico’s capital expenditures and (ii) for general corporate purposes, in each case in compliance with applicable law. The notes were issued with an underwriters’ discount of $6.2 million. Additionally, issuance costs of $6.4 million associated with these notes were paid and deferred. The unamortized balance of the discount and the costs are presented net of the carrying value of the debt issued and are amortized as interest expense over the life of the loan.

The notes constitute general unsecured obligations of Minera Mexico.

In connection with the transaction, in February 2025, Minera Mexico entered into a supplemental indenture with Computershare Trust Company N.A., as trustee, which provides for the issuance and sets forth the terms of the notes described above. The indenture contains covenants that limit Minera Mexico's ability to, among other things, incur certain liens securing indebtedness; engage in certain sale and leaseback transactions; and enter into certain consolidations, mergers, conveyances or transfers of all or substantially all of Minera Mexico's assets.

In February 2025, Moody’s investors service assigned its Baa1 as the debt rating on the new notes issued. The same month, Fitch and Standard & Poor’s ratings services assigned its ‘BBB+’ rating for new notes issued.

Debt repayment:

On April 22, 2025, the Company settled the 3.875% senior unsecured notes due 2025. The settlement included principal of $500 million and accrued interest of $9.7 million.

Aggregate maturities of the outstanding borrowings as of December 31, 2025, are as follows:

Principal
Years	Due(*)
(in millions)
2026	$—
2027	—
2028	51.2
2029	—
2030	—
Thereafter	6,800.0
Total	$6,851.2

(*)Total debt maturities do not include the debt discount valuation account of $100.5 million.

NOTE 12—BENEFIT PLANS:

Mexican operations:

Defined contribution plan

The Company’s Mexican subsidiaries have a defined contribution pension plan for salaried employees and a non-contributory defined benefit pension plan for union employees (the “Mexican Plan”).

The components of net periodic benefit costs calculated in accordance with ASC 715 “Compensation retirement benefits,” using December 31 as a measurement date, consist of the following:

(in millions)	2025	2024	2023
Service cost	$2.7	$2.2	$2.3
Interest cost	3.7	3.0	3.2
Expected return on plan assets	(7.7)	(5.1)	(5.5)
Amortization of net actuarial loss	0.1	—	0.1
Amortization of prior service cost / (credit)	(0.4)	0.2	0.7
Amortization of net loss/(gain)	0.2	—	—
Net periodic benefit cost	$(1.4)	$0.3	$0.8

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2025	2024
Change in benefit obligation:
Projected benefit obligation at beginning of year	$36.1	$39.7
Service cost	2.7	2.2
Interest cost	3.7	3.0
Benefits paid	(3.4)	(3.7)
Actuarial loss	2.6	1.6
Inflation adjustment	4.2	(6.7)
Projected benefit obligation at end of year	$45.9	$36.1
Change in plan assets:
Fair value of plan assets at beginning of year	$68.8	$64.0
Actual return on plan assets	23.9	16.0
Employer contributions	(0.9)	(0.6)
Currency exchange rate adjustment	8.8	(10.6)
Fair value of plan assets at end of year	$100.6	$68.8
Funded status at end of year:	$54.7	$32.7
ASC-715 amounts recognized in statement of financial position consists of:
Non-current assets	$54.7	$32.7
Total	$54.7	$32.7
ASC-715 amounts recognized in accumulated other comprehensive income (net of income taxes of $7.5 million and $1.7 million in 2025 and 2024, respectively) consists of:
Net loss (gain)	$(12.1)	$(3.4)
Prior service cost	0.8	0.8
Total	$(11.3)	$(2.6)

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the defined benefit pension plan, net of income tax:

(in millions)	2025	2024
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$(2.6)	$3.8
Net (gain) loss occurring during the year	(8.2)	(5.6)
Settlement/curtailment	(0.1)	(0.1)
Currency exchange rate adjustment	(0.5)	(0.6)
Net adjustment to accumulated other comprehensive income (net of income taxes of $5.8 million and $4.3 million in 2025 and 2024, respectively)	(8.8)	(6.4)
Accumulated other comprehensive income at end of plan year	$(11.3)	$(2.6)

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2025 and 2024, net of income tax:

(in millions)	2025	2024
Net loss / (gain)	$(8.2)	$(5.6)
Amortization of net (loss) gain	—	—
Total amortization expenses	$(8.2)	$(5.6)

The assumptions used to determine the pension obligations are:

Mexican Plan(*)	2025	2024	2023
Discount rate	9.31%	10.19%	9.98%
Expected long-term rate of return on plan asset	9.31%	10.19%	9.98%
Rate of increase in future compensation level	4.75%	4.75%	5.00%

(*)These rates are based on Mexican pesos as pension obligations are denominated in this currency.

The scheduled maturities of the benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Expected
Years	Benefit Payments
(in millions)
2026	$9.0
2027	3.4
2028	4.0
2029	3.8
2030	4.1
2031 to 2035	26.2
Total	$50.5

Funding policy

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

The plan assets are managed by two financial institutions, Actinver S.A. and GBM Grupo Bursatil Mexicano, S.A. 70% of the funds are invested in Mexican government securities, including treasury certificates and development bonds of the Mexican government. The remaining 30% is invested in common shares of Grupo Mexico. The plan assets are invested without restriction in active markets that are accessible when required and are therefore considered as level 1, in accordance with ASC 820 “Fair Value Measurement.”

These plans accounted for approximately 100% of benefit obligations. The following table represents the asset mix of the investment portfolio as of December 31:

	2025	2024
Asset category:
Treasury bills	70%	75%
Equity securities	30%	25%
	100%	100%

The amount of contributions that the Company expects to pay to the plan in 2026 totals $9.0 million.

Mexican Health Plan

Starting in 2011, the Mexican Institute of Social Security began providing health care services to retired workers of the Buenavista unit and their families. These services are free of charge to the retired workers, and their costs are covered by the Company.

The components of net period benefit costs for the three years ended December 31, 2025 are as follows:

(in millions)	2025	2024	2023
Interest cost	$2.3	$1.8	$2.2
Amortization of net loss (gain)	—	—	—
Net periodic benefit cost	$2.3	$1.8	$2.2

The change in benefit obligation and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2025	2024
Change in benefit obligation:
Projected benefit obligation at beginning of year	$21.2	$22.7
Interest cost	2.3	1.8
Benefits paid	(1.9)	(1.4)
Actuarial (gain)	1.5	1.8
Inflation adjustment	2.5	(3.7)
Projected benefit obligation at end of year	$25.6	$21.2
Funded status at end of year:	$25.6	$21.2
ASC-715 amounts recognized in statement of financial position consists of:
Current liabilities	$—	$—
Non-current liabilities	(25.6)	(21.2)
Total	$(25.6)	$(21.2)
ASC-715 amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$3.2	$2.0
Total (net of income taxes of $(1.4) million and $(0.8) million in 2025 and 2024, respectively)	$3.2	$2.0

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the post-retirement health care plan, net of income tax:

	As of December 31,
(in millions)	2025	2024
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$2.0	$0.9
Net loss/(gain) occurring during the year	1.0	1.2
Currency exchange rate adjustment	0.2	(0.1)
Net adjustment to accumulated other comprehensive income (net of income taxes of $0.5 million and $0.5 million in 2025 and 2024, respectively)	1.2	1.1
Accumulated other comprehensive income at end of plan year	$3.2	$2.0

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2025 and 2024, net of income tax:

	As of December 31,
(in millions)	2025	2024
Net loss / (gain)	$1.0	$1.2
Amortization of net (loss) gain	—	—
Total amortization expenses	$1.0	$1.2

The discount rates used in the calculation of other post-retirement benefits and cost as of December 31 were:

	2025	2024	2023
Mexican health plan
Weighted average discount rate	9.31%	10.19%	9.98%

The benefits expected to be paid in each of the next five years, and thereafter, are as follows:

Expected
Year	Benefit Payments
(in millions)
2026	$1.9
2027	2.0
2028	2.0
2029	2.1
2030	2.2
2031 to 2035	11.6
Total	$21.8

For measurement purposes, a 5.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2025 and remains at that level thereafter.

An increase in other benefit cost trend rates has a significant effect on the amount of the reported obligations, as well as component cost of the other benefit plan. One percentage-point change in assumed other benefits cost trend rates would have the following effects:

	One Percentage
	Point
(in millions)	Increase	Decrease
Effect on total service and interest cost components	$2.5	$2.0
Effect on the post-retirement benefit obligation	$26.4	$24.2

Corporate operations:

Post-retirement defined benefit plan

The Company had a noncontributory defined benefit pension plan covering former salaried employees in the United States and certain former expatriate employees in Peru (the “Expatriate Plan”). On July 24, 2025, the Board of Directors of the Company authorized the termination of the Expatriate Plan. This termination became effective December 1, 2025. The termination was a standard termination. The Expatriate Plan had been frozen and closed to new participants and accruals of benefits since November of 2000.

The Expatriate Plan’s benefit obligation was settled by the purchase of annuity contracts to transfer the plan’s remaining obligations to third parties. The settlement of the obligation was funded with plan assets, and the Company made a cash contribution of $0.3 million to fully fund the plan. Pension settlement charges related to the Expatriate Plan termination were recorded in the fourth quarter of 2025 and included the recognition of approximately $4.9 million as “other income (expense)” within the Company's consolidated statements of earnings, net of income tax of $2.1 million. This represented the plan losses previously recognized within accumulated other comprehensive loss on the Company’s consolidated balance sheet. The Expatriate Plan termination had no material impact on the Company’s financial statements, and the termination process is expected to be completed by April 30, 2026. As of December 31, 2025, there were no remaining balances on the Company’s consolidated balance sheet related to the Expatriate Plan.

The components of net periodic benefit costs calculated in accordance with ASC 715 “Compensation retirement benefits,” using December 31 as a measurement date, consist of the following:

(in millions)	2025	2024	2023
Interest cost	$0.2	$0.3	$0.4
Expected return on plan assets	(0.2)	(0.4)	(0.4)
Amortization of net loss/(gain)	0.2	0.3	0.3
Net periodic benefit cost	$0.1	$0.2	$0.3

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

	As of December 31,
(in millions)	2025	2024
Change in benefit obligation:
Projected benefit obligation at beginning of year	$6.9	$7.7
Interest cost	0.2	0.3
Benefits paid	(0.5)	(0.7)
Annuity purchases (paid)	(8.7)	—
Actuarial loss - plan termination	2.0	—
Actuarial loss (gain)	0.1	(0.1)
Actuarial loss (gain) assumption changes	—	(0.3)
Projected benefit obligation at end of year	$0.0	$6.9
Change in plan assets:
Fair value of plan assets at beginning of year	$8.6	$9.2
Actual return on plan assets	0.4	0.1
Employer contributions	0.3	—
Benefits paid	(0.5)	(0.7)
Annuity purchases (paid)	(8.7)	—
Fair value of plan assets at end of year	$0.0	$8.6
Funded status at end of year:	$0.0	$1.7
ASC-715 amounts recognized in statement of financial position consists of:
Non-current assets	$—	$1.7
Total	$—	$1.7
ASC-715 amounts recognized in accumulated other comprehensive income (net of income taxes of $0.0 million and $(2.1) million in 2025 and 2024, respectively) consists of:
Net loss (gain)	$—	$3.1
Total	$—	$3.1

The following table summarizes the changes in accumulated other comprehensive income for the years ended December 31, related to the defined benefit pension plan, net of income tax:

(in millions)	2025	2024
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$3.1	$3.5
Net (gain) loss occurring during the year	2.0	(0.2)
Net (gain) amortized during the year	(0.1)	(0.3)
Settlement	(4.9)	—
Net adjustment to accumulated other comprehensive income (net of income taxes of $2.1 million and $0.0 million in 2025 and 2024, respectively)	(3.1)	(0.5)
Accumulated other comprehensive income at end of plan year	$—	$3.1

The following table summarizes the amounts in accumulated other comprehensive income amortized and recognized as a component of net periodic benefit cost in 2025 and 2024, net of income tax:

	As of December 31,
(in millions)	2025	2024
Net loss / (gain)	$2.0	$(0.2)
Amortization of net (loss) gain	(0.1)	(0.3)
Total amortization expenses	$1.9	$(0.5)

The assumptions used to determine the pension obligations are:

Expatriate Plan	2025	2024	2023
Discount rate	5.30%	5.30%	4.65%
Expected long-term rate of return on plan asset	4.00%	4.00%	4.50%
Rate of increase in future compensation level	N/A	N/A	N/A

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

Environmental capital investments in years 2025, 2024 and 2023 were as follows (in millions):

	2025	2024	2023
Peruvian operations	$22.1	$4.4	$7.7
Mexican operations	193.6	173.0	100.6
	$215.7	$177.4	$108.3

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defined new AQS for daily sulfur dioxide in the air. As of December 31, 2025, the Company maintains the daily average level of µg/m3 of SO2, which falls below the requirement of the AQS.

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

Guaymas sulfuric acid spill: In July 2019, there was an incident at the Company´s Marine Terminal in Guaymas, Sonora, that caused the discharge of approximately three cubic meters of sulfuric acid into the sea in the industrial port area. PROFEPA, after two inspections, declared a partial shutdown of the storage process and transportation of sulfuric acid at the terminal arguing the absence of an authorization of environmental impact, despite the fact that the Company’s exempt to the permit because these facilities have been in operation since 1979, prior to the 1988 Mexican General Law of Ecological Balance and the Protection of the Environment. The Company has resolved this issue and expects to restart operations in the future.

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

On May 9, 2023, Mexican Congress approved several changes effective immediately to the Mining Law, National Waters Law, the General Law of Ecological Balance and Environmental Protection, and the General Law for the Prevention and Integral Management of Waste. The main changes are reducing mining concession terms from 50 to 30 years; new restrictions and conditions on water use; requirements to provide guarantees for closure and remediation of operations; and a requirement to contribute 5% of net earnings to indigenous communities for new projects and significant changes to exploration rules.

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

Litigation matters:

Peruvian operations:

Peruvian Labor Shares

In 1996, Edgardo García Ataucuri and other former employees filed a lawsuit against the Company seeking the delivery of “labor shares” (acciones laborales), which were issued by the Peruvian Branch pursuant to the legal requirements of a Peruvian Law issued in 1979 (which has since been repealed), which mandated that mining workers receive a 10% share of their employer enterprises’ pre-tax profits. This participation was distributed 40% in cash and 60% in equity interest in the enterprise. The Twenty-Second Civil Court of Lima ruled in favor of the plaintiffs and ordered the delivery of labor share certificates. The ruling was upheld by the Civil Chamber Court in 2000 and by the Supreme Court in 2009.

The proceedings are currently in the judgment execution stage. The Court ordered a registered lien on 10,501,857 “investment shares” (formerly referred to as “Labor Shares”) held by the Peruvian Branch and by its Peruvian affiliate, Compañía Minera Los Tolmos S.A. At this stage, the Civil Chamber Court annulled the expert report that underpinned the execution of the judgment and ordered a new appraisal report that must consider the investment share account, capital increases and contributions, and the current value of the total shares, setting a technical prerequisite before any physical delivery can occur.

On December 22, 2025, the Company learned through the Judicial Branch's online case file consultation system that the First Civil Court of Lima had issued Resolutions No. 739, 740, 742, and 743, which ordered the physical delivery of 8,488,383 investment shares held by Compañía Minera Los Tolmos and instructing the Securities and Settlement Registry (“CAVALI”) to register the ownership of the investment shares in favor of the plaintiffs. The rulings determined that a labor share’s current value is equivalent to an investment share prior to the finalization of the appraisal ordered by the Civil Chamber Court, which is essential to determine the current value of the labor shares.

Consequently, on December 30, 2025, the Company filed appeals against these rulings, seeking an injunction to prevent a title transfer prior to the finalization of the expert appraisal report, and filed a lawsuit seeking constitutional protection challenging the Court’s interpretation of the value of the labor share. It is estimated that the Superior Court of Lima will rule on the appeals filed by the Company during 2026. At this time, the Company cannot predict the outcome of these appeals.

In relation to the writ of protection filed by the Company to challenge the interpretation adopted at the enforcement stage (i.e., the automatic assimilation between “labor shares” and “investment shares”), such action was resolved by a Ruling (Resolution No. 4) dated February 11, 2026, issued by the 9th Constitutional Court of Lima in Case No. 11956‑2025‑0‑1801‑JR‑DC‑09, which declared the claim well‑founded. Accordingly, the ruling declared the nullity of the resolutions issued in the civil enforcement proceedings: (i) Resolution No. 505 (September 23, 2015), (ii) Resolution No. 518 (October 23, 2015), and (iii) Resolution No. 08 (May 16, 2025), which ordered the attachment by registration over shares held by Compañia Minera Los Tolmos S.A. and the Peruvian Branch and served as the basis for the order to deliver investment shares. The Company requested the immediate enforcement of the first‑instance judgment, which was resolved by Resolution No. 01, notified on February 24, 2026, declaring the request well‑founded and ordering the First Civil Court to provisionally refrain from executing any acts of registration, transfer, or change of ownership based on the attachment ordered by Resolutions No. 505 and No. 518, as well as by Appellate Resolution No. 08.

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

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of December 31, 2025, the case remains pending resolution.

The Guillen Lopez case is currently before the lower court. Oral arguments took place on July 19, 2019. On January 7, 2020, the Judge decided to suspend the proceedings until the del Carpio Lazo case is concluded. On March 8, 2022, the Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On September 7, 2023, the Judge cancelled the suspension and declared the case ready for a resolution. On May 18, 2024, the Judge declared, once again, that the case was ready for resolution. As of December 31, 2025, the case remains pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. In May 2016, the Company was included in the process after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazo case is concluded. On March 11, 2022, the Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On January 5, 2024, the Peruvian Branch reiterated its petition to continue the process given that a final decision has already been handed down in Carpio Lazo case. As of December 31, 2025, the case remains pending resolution.

The Gobierno Regional de Arequipa case is currently before the Superior court. The Company answered the complaint on September 15, 2020. On February 8, 2021, the Judge decided to suspend the proceeding until the del Carpio Lazo case was concluded. On March 24, 2022, SCC’s Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On March 28, 2022, the Judge cancelled the suspension. On May 24, 2022, the parties presented their closing arguments. On March 15, 2023, the Judge dismissed the lawsuit. The plaintiff missed the chance to appeal the ruling, therefore, the Judge declared the case had concluded in favor of the Peruvian Branch. On April 20, 2023 the plaintiff appealed this ruling. On October 20, 2023, the Superior Court declared that the plaintiff had not been properly informed of the ruling and ordered issuance of a new notification of the First Instance ruling. The Superior Court instructed the First Instance Court to inform the Gobierno Regional de Arequipa that it must establish a new address to ensure proper notification. On April 16, 2024, the Gobierno Regional de Arequipa filed an appeal against the first instance decision. The Superior Court notified the Company of the appeal, and the Peruvian Branch responded on June 10, 2024. On August 7, 2024, an oral hearing took place. On May 30, 2025, the Superior court vacated the ruling that dismissed the lawsuit and remanded for a new judgment. On January 23, 2026, the lower court ruled in favor of SPCC. The Company expects the other party to file an appeal. As of January 29, 2026, the case was pending resolution.

The Municipalidad Distrital de Dean Valdivia case is currently before the lower court. On August 17, 2022, the Company was formally notified of the lawsuit and answered the complaint on September 2, 2022. The Peruvian Branch informed the Court the result of the del Carpio Lazo case. As of December 31, 2025, the case is pending resolution.

The Torres Quispe case is currently before the lower court. On May 20, 2025, the Company was formally served with the lawsuit and filed and answered the complaint on June 2, 2025. On July 11, 2025, the Court ruled in favor of SPCC. The plaintiff filed an appeal. As of December 31, 2025, the case was pending resolution.

The Juan Miguel Meza Igme case is currently before the lower court. On August 28, 2025, SPCC was formally served with the lawsuit. On September 10, 2025, the Company answered the complaint. As of December 31, 2025, the case was pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against SCC’s Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where SCC’s Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization since 1995. Following a motion filed by the Peruvian Branch, the lower court included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. On July 2, 2022, the case was temporarily archived. On May 26, 2023, the Judge ordered termination of the proceeding due to the lack of interest of the plaintiff. On June 2, 2023, the plaintiff appealed the termination of the proceeding. On September 18, 2023, the Superior Court reversed the termination and ordered the Judge to continue the proceeding. As of December 31, 2025, the case was pending resolution.

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

Mexican operations

The Accidental Spill at Buenavista Mine of 2014

Regarding the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of December 31, 2025.

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

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. The remaining three lawsuits are still pending: two were filed by Acciones Colectivas de Sinaloa, A.C. and one, by Defensa Colectiva, A.C.; requesting precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust. As of December 31, 2025, these cases remain in the same stage.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. On October 3, 2024, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by María Lourdes Martínez Navarro et al. As of December 31, 2025, all these cases were pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. With regard to the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures. This public meeting will have no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, it has informed the corresponding Judge about its compliance with the resolution, in which BVC was required to implement additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, with six months granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions imposed. The foregoing does not impact BVC’s operations. Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of December 31, 2025, the remaining cases were pending resolution.

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

Labor matters:

Peruvian operations: 50.8% of the Company's 5,432 Peruvian employees were unionized as of December 31, 2025. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

In the fourth quarter of 2024, the Company signed long-term extensions of the collective bargaining agreements with five of its six unions, each lasting six years and commencing on the day after the expiration of the prior agreements, in accordance with the law. As a result of these agreements, the Company made a signing payment to each worker, totaling $62 million approximately.

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

In the second quarter of 2025, the Company began implementing the collective bargaining agreements with the six unions. Meetings have been held with the unions to coordinate the execution of the agreed provisions as well as additional agreements, ensuring that operations can develop normally until at least 2027.

The Company maintains regular dialogue with union representatives to ensure labor harmony and proper management of labor relations. SPCC Peru Branch has collective bargaining agreements with each of the six unions, the earliest of which expires in 2027 and the latest, in 2033. These agreements regulate benefits related to compensation and working conditions.

Mexican operations: In recent years, the Mexican operations have experienced a positive improvement in their labor environment, as workers opted to change their affiliation from the Sindicato Nacional de Trabajadores Mineros, Metalurgicos y Similares de la Republica Mexicana (the “National Mining Union”) to other less politicized unions.

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martin mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martin mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice. Such challenges were dismissed by the Supreme Court. Consequently, on September 6, 2021, the Federal Mediation and Arbitration Board issued a new resolution determining that, based on the documents submitted by the National Federation of Independent Unions and given the status of the strike until 2018, it was not possible to create a registry of workers holding a right to vote. Therefore, in case of a strike, any collective bargaining proceedings shall remain suspended. On June 9, 2023, the Federal Mediation and Arbitration Board, in a ruling that veered from its previous stance, did not recognize the common representatives of the coalition workers and consequently ruled that the agreement which such representatives had made with the Company to lift the strike in 2018 lacked validity. Notwithstanding, on June 14, 2023, in an arbitration proceeding initiated at IMMSA's request, the Federal Mediation and Arbitration Board handed down a ruling that terminated the strike and ordered workers to resume activities within 15 days. The Mining Union filed a protective action (Amparo) against this resolution, which was pending resolution as of December 31, 2025.

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

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of December 31, 2025, the case was pending resolution without further developments.

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

In 2021, the Company signed social agreements with the Michiquillay and La Encañada communities. In addition, in October 2021, the Peruvian Ministry of Energy and Mines approved the semi-detailed environmental impact study for the project. In the last quarter of 2022, the Company informed MINEM that exploration activities had begun and that it initiated an in-depth assessment of existing mineral resources. In 2023, in accordance with the social agreements with the Michiquillay and La Encañada communities, the Company has hired unskilled labor and is paying for the use of surface land. The Company is supporting social programs in both communities. Additionally, the Company will use the geological information employed to estimate of the project’s mineral resources to estimate mineral reserves and develop the corresponding mine plan. Hydrological, hydrogeological, and geotechnical studies, which will provide data for feasibility studies, are ongoing.

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

In April 2025, considering the challenges of the development of the Michiquillay Project, the Company entered into an agreement with the Peruvian authorities to extend the preoperational period by three additional years, without prejudice of the Company’s right to extend it for three more years, as initially established in the Contract. This extension also deferred by three years the payment term to pay the $375.0 million outstanding balance of the purchase price. The Company was required to pay $21.0 million cash consideration for this extension and commit an additional $15 million in social investments between the fourth and sixth years of the preoperational period.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $132.1 million as of December 31, 2025). In relation to this commitment, the Company has completed the construction of a school with an investment of S/18.8 million

(approximately $5.6 million as of December 31, 2025) and agricultural infrastructure projects and studies with an investment of S/112.4 million (approximately $33.4 million as of December 31, 2025). Among the most important projects are the construction of the Cularjahuira dam for S/15.6 million (approximately $4.6 million as of December 31, 2025) and the engineering study for the Callazas dam for S/2.6 million (approximately $0.8 million as of December 31, 2025). Aditionally, the Company has committed S/60.4 million ($17.9 million as of December 31, 2025) to basic infrastructure projects, including a drinking water project for S/9.6 million (approximately $2.9 million as of December 31, 2024).

As the Toquepala expansion project was completed, the Company considers that these commitments constitute present obligations of the Company and consequently has recorded a liability of $30.3 million in its consolidated financial statements as of December 31, 2025.

In addition, the Company has allocated S/102.1 million (approximately $30.3 million as of December 31, 2025) for the construction of a high-achievement school, and has allocated S/ 81.9 million (approximately $24.3 million as of December 31, 2025) for four infrastructure projects in the Tacna region under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs to determine how the Company can contribute to sustainable development in the region. Although the development roundtable is not currently meeting, during previous sessions it discussed the possibility of creating a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $296.9 million as of December 31, 2025). While the final funding agreement has yet to be signed, the Company has already committed to contributing S/256.9 million (approximately $76.3 million as of December 31, 2025) to different projects, including S/108.8 million (approximately $32.3 million as of December 31, 2025) to fund an educational project for which S/108.4 million (approximately $32.2 million as of December 31, 2025) has already been invested; this project already has approved resolutions from the provinces of Ilo and Sánchez Cerro. Additionally, construction of the water treatment plant in Ilo continues, which entails a total investment of S/105.5 million (approximately $31.3 million as of December 31, 2025). As of December 31, 2025, the project had advanced 64%. On the education front, S/18.2 million (approximately $5.4 million as of December 31, 2025) has been executed to build three schools in Moquegua, all of which have been completed, and S/3.4 million (approximately $1.0 million as of December 31, 2025) has been committed for two additional schools. On the agricultural front, S/6.9 million (approximately $2.0 million as of December 31, 2025) has been invested to develop two infrastructure projects.

In addition, the Company has allocated S/229 million (approximately $68.0 million as of December 31, 2025) to build four educational infrastructure projects and one basic sanitation project, and has allocated S/3.9 million (approximately $1.2 million as of December 31, 2025) to conduct pre-investment studies in the Moquegua region, all of that under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Apurimac Region: The Company has allocated S/84.7 million (approximately $25.1 million as of December 31, 2025) to build two educational infrastructure projects and S/38.0 million (approximately $11.3 million as of December 31, 2025) to build one health infrastructure project, all of that under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Arequipa Region: The Company has allocated S/168.2 million (approximately $49.9 million as of December 31, 2025) to build three educational infrastructure projects and S/6.3 million (approximately $1.9 million as of December 31, 2025) to finance previous studies for infrastructure projects, under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Cajamarca Region: The Company has allocated S/0.7 million (approximately $0.2 million as of December 31, 2025) to finance the pre-investment studies of a health project under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements:

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatt (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, an independent Israeli owned power company, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects starting on May 1, 2017 and ending on April 30, 2029.

Mexican operations

Solidarity contribution for social and development programs in Sonora, Mexico:

In January 2026, the Board of Directors of SCC approved a voluntary and solidarity contribution of up to 1.5 billion Mexican pesos (approximately $87 million) with the aim of strengthening and supporting government plans and programs for the economic progress and wellbeing of the population of the state of Sonora, Mexico, to be made through Minera Mexico and its subsidiaries. In accordance with this, on February 9, 2026, the Company contributed 500 million Mexican pesos (approximately $29 million) to the Mexican Institute of Social Security in Sonora, Mexico.

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

Corporate operations

Commitment for Capital projects:

As of December 31, 2025, the Company has committed approximately $1,310.5 million for the development of its capital investment projects.

Tax contingency matters:

Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 7 “Income taxes”).

NOTE 14—STOCKHOLDERS’ EQUITY

Treasury Stock:

Activity in treasury stock in the years 2025 and 2024 was as follows (in millions):

	2025	2024
Southern Copper common shares
Balance as of January 1,	$2,337.3	$2,766.6
Dividends paid in common stock	(711.6)	(428.9)
Used for corporate purposes	(0.3)	(0.4)
Balance as of December 31,	1,625.4	2,337.3

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	363.4	382.4
Other activity, including dividend, interest and foreign currency transaction effect	45.4	(19.0)
Balance as of December 31,	408.8	363.4
Treasury stock balance as of December 31,	$2,034.2	$2,700.7

Common Stock:

Dividends paid in common stock:

Stock dividend activity in 2025 was as follows:

			Total	Effect in
	Common stock	Average	Number of	Additional	Effect in
	dividend	Market price	Shares Paid	Paid-in capital	Treasury Stock
Date of payment	per share	per share	as Dividends	($ in millions)	($ in millions)
February 27, 2025	0.0073	$95.86	5,769,600	$409.9	$143.2
May 19, 2025	0.0099	$81.13	7,881,820	443.9	195.6
September 4, 2025	0.0101	$99.47	8,120,705	606.2	201.5
November 28, 2025	0.0085	$129.74	6,903,252	724.3	171.3
Total	0.0358		28,675,377	$2,184.3	$711.6

On December 31, 2025, and on December 31, 2024, 65,497,804 shares and 94,185,981 shares of SCC’s common stock were in Treasury, respectively. These shares are used for the Director’s stock award plans and are available for general corporate purposes.

SCC share repurchase program:

In 2008, the Board of Directors authorized a $500 million share repurchase program that has since been increased by the Board of Directors and is currently authorized to $3 billion. Pursuant to this program, the Company has purchased 119.5 million shares of common stock at a cost of $2.9 billion. These shares are available for general corporate purposes. The Company may purchase additional shares of its common stock from time to time, based on market conditions and other factors. This repurchase program has no expiration date and may be modified or discontinued at any time.

There has been no activity in the SCC share repurchase program since the third quarter of 2016. The NYSE closing price for SCC common shares as of December 31, 2025 was $143.47 and the maximum number of shares that the Company could purchase at that price was 0.6 million.

Grupo Mexico’s direct and indirect ownership remains at 88.9% as of December 31, 2025.

Directors’ Stock Award Plan:

The Company established a Director´s Stock Award Plan for certain non-employee directors. Southern Copper has reserved 600,000 shares of common stock for the plan. Under this plan, participants are entitled to an award of 1,600 shares of common stock upon election to the Board of Directors and are eligible to receive 1,600 additional shares of common stock per year thereafter. Commencing with the second quarter of 2021, Directors receive quarterly awards of 400 shares, contingent upon attendance of each quarterly Board meeting. The fair value of the award is measured each year at the date of the grant. On May 27, 2022, the Company’s stockholders approved a five-year extension of the Plan until January 27, 2028. On May 23, 2025, the Company’s stockholders approved an extension of the Plan for three years until January 27, 2031, and an amendment to the Plan to provide an annual grant of 200 additional shares to each eligible Director, contingent upon their attendance of all meetings of the Board of Directors scheduled for the year. The award is not subject to vesting requirements.

For 2025 and 2024, the stock-based compensation expense associated with this plan totaled $1.7 million and $0.4 million, respectively.

The activity of this plan for the years ended December 31, 2025 and 2024 was as follows:

	2025	2024
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(444,400)	(428,800)
Granted in the period	(12,800)	(15,600)
Total shares granted at December 31,	(457,200)	(444,400)
Remaining shares reserved	142,800	155,600

Parent Company common shares:

As of December 31, 2025, and 2024, there were in treasury 52,355,259 and 61,972,864 of Grupo Mexico’s common shares, respectively.

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

The stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 and the unrecognized compensation expense under this plan were as follows (in millions):

	2025	2024	2023
Stock based compensation expense	$0.7	$0.7	$0.7
Unrecognized compensation expense	$0.3	$1.0	$1.7

The following table presents the stock award activity of this plan for the years ended December 31, 2025 and December 31, 2024:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2025	1,901,089	$1.86
Granted	—	—
Exercised	(698,146)	$1.86
Forfeited	—	—
Outstanding shares at December 31, 2025	1,202,943	$1.86
Outstanding shares at January 1, 2024	1,962,936	$1.86
Granted	—	—
Exercised	(61,847)	$1.86
Forfeited	—	—
Outstanding shares at December 31, 2024	1,901,089	$1.86

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

The stock-based compensation expense for the year ended December 31, 2025 and the unrecognized compensation expense under this plan was as follows (in millions):

2025
Stock based compensation expense	$0.4
Unrecognized compensation expense	$4.1

The following table presents the stock award activity of this plan for the year ended December 31, 2025:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2025	—	$—
Granted	2,514,986	$4.51
Exercised	—	—
Forfeited	(18,328)	$4.51
Outstanding shares at December 31, 2025	2,496,658	$4.51

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (other than accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheet as of December 31, 2025 and December 31, 2024 (in millions):

	At December 31, 2025		At December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:

Current portion of long-term debt level 1	$—	$—	$499.8	$498.4

Long-term debt level 1	$6,699.5	$7,009.5	$5,707.3	$5,653.6
Long-term debt level 2	51.2	55.1	51.2	53.1
Total long-term debt	$6,750.7	$7,064.6	$5,758.5	$5,706.7

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as of December 31, 2025 and 2024, as follows (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$604.5	$604.5	$—	$—
—Available-for-sale debt securities:
Asset backed securities	—	—	—	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	1,297.5	1,297.5	—	—
Molybdenum	383.8	383.8	—	—
Zinc	80.3	80.3	—	—
Total	$2,366.3	$2,366.2	$0.1	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$599.1	$599.1	$—	$—
—Available-for-sale debt securities:
Asset backed securities	—	—	—	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	589.5	589.5	—	—
Molybdenum	274.5	274.5	—	—
Total	$1,463.2	$1,463.1	$0.1	$—

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

NOTE 16—CONCENTRATION OF RISK:

The Company operates five open-pit copper mines, three underground poly-metallic mines, two smelters and nine refineries in Peru and Mexico and substantially all of its assets are located in these countries. No assurances can be made that any operations and assets of the Company that are subject to the jurisdiction of the governments of Peru and Mexico will not be adversely affected by future actions of such governments. Much of the Company’s products are exported from Peru and Mexico to customers principally in the United States, Europe, Asia and South America.

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company invests or maintains available cash with various banks, principally in the United States, Canada, Mexico, Europe and Peru, or in commercial papers of highly-rated companies. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions. As of December 31, 2025, SCC had invested its cash and cash equivalents and short-term investments as follows:

	$ in	% of total	% in one institution
Country	million	cash (1)	of country	of total cash
United States	$3,346.1	68.2%	17.3%	11.8%
Canada	404.8	8.2%	100.0%	8.2%
Switzerland	368.1	7.5%	100.0%	7.5%
Peru	37.3	0.8%	62.9%	0.5%
Mexico	752.9	15.3%	78.4%	12.0%
Total cash and short-term investment	$4,909.3	100.0%
(1)	97.5% of the Company’s cash is in U.S. dollars.

During the normal course of business, the Company provides credit to its customers. Although the receivables resulting from these transactions are not collateralized, the Company has not experienced significant problems with the collection of receivables.

The Company’s largest customers as percentage of accounts receivable and total sales were as follows:

	2025	2024	2023
Accounts receivable trade as of December 31,
Five largest customers	34.6%	33.4%	32.6%
Largest customer	19.0%	12.1%	9.7%

Total sales in year
Five largest customers	24.2%	23.5%	24.7%
Largest customer	8.7%	7.9%	7.7%

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

Receivable and payable balances with related parties are shown below (in millions):

	At December 31,
	2025	2024
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$7.1	$7.1
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	(*)	(*)
Ferrocarril Mexicano, S.A. de C.V.	(*)	(*)
Mexico Generadora de Energia S. de R.L. ("MGE")	7.6	5.4
Mexico Compania Constructora S.A de C.V.	(*)	(*)

Related to the controlling group:
Empresarios Industriales de Mexico, S.A. de C.V.	1.5	0.9
Operadora de Cinemas S.A. de C.V.	0.1	0.1
	$16.2	$13.5

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO	$15.9	$6.0
Asarco LLC	61.1	6.0
Eolica El Retiro, S.A.P.I. de C.V.	0.3	0.4
Ferrocarril Mexicano S.A. de C.V.	4.0	2.9
Grupo Mexico Servicios	3.3	4.3
MGE	30.2	15.9
Mexico Compania Constructora S.A de C.V.	12.4	8.0
Parque Eolico de Fenicias, S. de R.L. de C.V.	7.5	2.6
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	2.3	2.1
Related to the controlling group:
Boutique Bowling de Mexico S.A. de C.V.	0.8	0.5
Mexico Transportes Aereos S.A. de C.V. (“Mextransport”)	0.4	0.1
Operadora de Cinemas S.A. de C.V.	0.3	0.4
	$138.4	$49.2

(*)   Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in 2025, 2024 and 2023 (in millions):

	2025	2024	2023
Purchase activity
Asarco LLC	$71.5	$4.7	$30.4
AMMINCO	12.5	10.0	10.0
Eolica El Retiro, S.A.P.I. de C.V.	2.9	4.9	2.3
Ferrocarril Mexicano, S.A. de C.V.	48.1	48.4	53.0
Grupo Mexico Servicios	20.1	20.1	20.1
MGE	207.0	172.6	224.6
Mexico Compania Constructora S.A de C.V.	52.6	75.3	59.8
Parque Eolico de Fenicias, S. de R.L. de C.V.	41.1	12.4	—
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	17.3	18.8	18.0
Total purchases	$473.0	$367.2	$418.2
Sales activity
Asarco LLC	$51.8	$38.0	$39.6
AMMINCO	0.1	0.1	(*)
Ferrocarril Mexicano, S.A. de C.V.	—	(*)	—
MGE	47.6	35.8	66.3
Total sales	$99.4	$73.9	$105.9

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

In 2025, 2024 and 2023, the Company donated $0.5 million, $2.6 million and $4.3 million, respectively, to Fundacion Grupo Mexico, A.C., an organization dedicated to promote the social and economic development of the communities close to the Company’s Mexican operations.

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

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE will supply some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. In 2025, MGE supplied 11.5% of its power output to third-party energy users; compared to 20.2% in 2024.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro, a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (IMMSA) and other subsidiaries of Grupo Mexico in the third quarter of 2014. In 2025, Eolica el Retiro supplied approximately 16.5% of its power output to IMMSA and Mexcobre; compared to 25.5% in 2024.

In 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V. (“Parque Eolico de Fenicias”), an indirect subsidiary of Grupo Mexico, located in Nuevo Leon, Mexico. This contract commits to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement started in the third quarter of 2024. In 2025, Parque Eolico de Fenicias supplied approximately 98.1% of its power output to IMMSA; compared to 58.6% in 2024.

The Company sold copper starter sheets, sulfuric acid and lime to Asarco LLC. The Company´s Mexican operations received fees for transportation and administrative services that were provided to Asarco and also received fees for natural gas and services provided to MGE, a subsidiary of Grupo Mexico. In addition, the Company´s Mexican operations received fees for rental services provided to AMMINCO.

Companies with relationships with the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in 2025, 2024 and 2023 (in millions):

	2025	2024	2023
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.7	$0.6	$0.7
Mextransport	2.6	2.5	2.8
Operadora de Cinemas S.A. de C.V.	0.4	0.3	0.4
Total purchases	$3.7	$3.4	$3.9

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$0.1	$0.1
Empresarios Industriales de Mexico, S.A. de C.V.	0.3	0.4	0.5
Mextransport	2.3	2.3	2.3
Operadora de Cinemas S.A. de C.V.	0.1	0.1	0.1
Total sales	$2.9	$2.9	$3.0

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

In addition, the Company received fees for building rental and maintenance services provided to Boutique Bowling de Mexico, S.A de C.V. and Operadora de Cinemas, S.A. de C.V. The Company´s Mexican operations received fees from Mextransport for reimbursement of maintenance expenses for rental services and also received fees from Empresarios Industriales de Mexico S.A. de C.V. for security services.

Equity Investment in Affiliate: The Company has a 44.2% participation in Compañia Minera Coimolache S.A. (“Coimolache”), which it accounts for on the equity method. Coimolache owns Tantahuatay, a gold mine located in northern Peru.

In addition, the Company has a 30.0% participation in Apu Coropuna S.R.L. (“Apu Coropuna”), which it accounts for on the equity method. Apu Coropuna is a company which undertakes exploration activities in the Pucay prospect, located in Arequipa, Peru. The exploration results were not favorable; consequently, the Company is evaluating selling its participation in this company.

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

Intersegment sales are based on arm’s length prices at the time of sale. These may not be reflective of actual prices realized by the Company due to various factors, including additional processing, timing of sales to outside customers and transportation cost. Added to the segment data is information regarding the Company’s sales. The segments identified by the Company are:

1.	Peruvian operations, which include the Toquepala and Cuajone mine complexes and the smelting and refining plants, including a precious metals plant, industrial railroad and port facilities that service both mines. The Peruvian operations produce copper, with production of by-products of molybdenum, silver and other material.

2.	Mexican open-pit operations, which include the La Caridad and Buenavista mine complexes and the smelting and refining plants, including a precious metals plant and a copper rod plant and support facilities that service both mines. The Mexican open-pit operations produce copper and zinc, with production of by-products of molybdenum, silver and other material.

3.	Mexican underground mining operations, which include five underground mines that produce zinc, copper, silver and gold, and a zinc refinery. This group is identified as the IMMSA unit.

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

The Company has determined that it is necessary to classify the Peruvian operations as an operating segment that is separate from the Mexican open-pit operations due to the very distinct regulatory and political environments in which they operate. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The Chief Executive Officer of the Company presides over the executive committee that also includes the Chief Financial Officer, the Directors of each operating unit, and the heads of the supply chain, commercial, human resources, and investment projects departments. The CODM of the Company must consider the operations in each country separately when analyzing results of the Company and making key decisions. The open-pit mines in Peru must comply with stricter environmental rules and must deal with a political climate that has a very distinct vision of the mining industry than that seen in Mexico. In addition, the collective bargaining agreement contracts are negotiated differently in each of the countries. These key differences result in the Company taking varying decisions with regard to open-pit operations in the two countries.

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

Financial information is regularly prepared for each of the three segments and the results of the Company’s operations are regularly reported to the CODM on the segment basis. The CODM of the Company focuses on operating income and on total assets as measures of performance to evaluate different segments and to make decisions to allocate resources to the reported segments. These are common measures in the mining industry. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included in the amounts shown.

Annually, the CODM of the Company reviews the operating results and submits the budgets for sales, costs, operating expenses, capital expenditures and production for each segment to the Board of Directors for approval. The CODM of the Company evaluates the performance of each of the segments on a regular basis by assessing the budget-to-actual and actual to prior period variances in production, net sales and operating income. Additionally, the CODM of the Company reviews on a regular basis the execution of forecasted capital expenditures and the evolution of total asset amounts in each segment to make decisions about operating and capital resource allocation for each segment.

Financial information relating to Company’s segments is as follows:

	Year Ended December 31, 2025
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$7,574.4	598.0	5,247.6	$13,420.0	$—	$13,420.0
Intersegment sales	48.6	209.9	—	258.5	(258.5)	0.0
Cost of sales (exclusive of depreciation, amortization and depletion)	2,868.9	536.0	2,244.7	5,649.6	(290.4)	5,359.2
Selling, general and administrative	73.5	14.0	41.1	128.6	9.2	137.8
Depreciation, amortization and depletion	399.7	83.6	335.8	819.1	49.3	868.4
Exploration	5.7	11.9	25.3	42.9	10.0	52.8
Operating income	$4,275.2	$162.4	$2,600.7	$7,038.3	$(36.6)	7,001.7
Less:
Interest, net						(169.7)
Other income (expense)						(47.7)
Income before income taxes						$6,784.3
Capital investment	$700.7	$118.1	$488.7	$1,307.5	$17.8	$1,325.3
Property and mine development, net	$4,921.7	$799.6	$3,957.3	$9,678.7	$593.6	$10,272.2
Total assets	$9,560.9	$1,380.6	$5,664.5	$16,606.0	$4,775.4	$21,381.4

	Year Ended December 31, 2024
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$6,305.1	$523.6	$4,604.6	$11,433.4	$—	$11,433.4
Intersegment sales	11.9	180.5	—	192.4	(192.4)	(0.0)
Cost of sales (exclusive of depreciation, amortization and depletion)	2,447.5	479.1	2,111.4	5,038.0	(196.5)	4,841.4
Selling, general and administrative	70.9	12.4	38.1	121.4	9.1	130.5
Depreciation, amortization and depletion	405.8	72.9	329.5	808.2	37.7	845.9
Exploration	8.7	10.5	33.2	52.4	8.5	60.9
Operating income	$3,384.1	$129.2	$2,092.5	$5,605.8	$(51.1)	5,554.7
Less:
Interest, net						(202.7)
Other income (expense)						5.5
Income before income taxes						$5,357.4
Capital investment	$621.9	$122.6	$271.2	$1,015.8	$11.5	$1,027.3
Property and mine development, net	$4,735.4	$801.0	$3,759.7	$9,296.1	$587.2	$9,883.3
Total assets	$8,605.1	$1,204.5	$5,278.3	$15,087.9	$3,625.6	$18,713.5

	Year Ended December 31, 2023
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$5,562.3	$479.2	$3,854.3	$9,895.8	$—	$9,895.8
Intersegment sales	—	151.6	—	151.6	(151.6)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	2,325.1	545.6	1,974.7	4,845.4	(157.7)	4,687.7
Selling, general and administrative	70.1	10.4	38.4	118.9	8.3	127.2
Depreciation, amortization and depletion	386.1	70.4	338.7	795.2	38.4	833.6
Exploration	6.2	8.6	29.1	43.9	11.1	55.0
Operating income	$2,774.8	$(4.2)	$1,473.4	$4,244.0	$(51.7)	4,192.3
Less:
Interest, net						(240.1)
Other income (expense)						3.6
Income before income taxes						$3,955.8
Capital investment	$521.8	$147.7	$322.7	$992.2	$16.4	$1,008.6
Property and mine development, net	$4,590.1	$751.0	$3,624.2	$8,965.3	$817.6	$9,782.9
Total assets	$8,695.6	$1,166.1	$4,635.5	$14,497.2	$2,228.1	$16,725.3

The following table presents information regarding the opening and closing balances of receivables by reporting segment of the Company for the two years ended December 31, 2025 (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated

As of December 31, 2025:
Trade receivables	$1,149.9	$91.9	$709.5	$1,951.2	$—	$1,951.2
Related parties, current	47.9	52.6	0.1	100.6	(84.3)	16.2

As of December 31, 2024:
Trade receivables	$623.0	$59.7	$506.9	$1,189.6	$—	$1,189.6
Related parties, current	39.7	25.1	1.3	66.2	(52.7)	13.5

SALES VALUE PER SEGMENT:

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three years ended December 31, 2025 (in millions):

	Year Ended December 31, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
(in millions)	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$5,810.6	$142.2	$4,182.3	$10,135.1	$(101.2)	$10,033.8
Molybdenum	729.3	—	675.8	1,405.1	—	1,405.1
Zinc	283.2	280.7	—	563.9	(34.0)	529.9
Silver	556.9	299.4	236.3	1,092.5	(118.6)	973.9
Other	243.0	85.6	153.3	481.8	(4.6)	477.2
Total	$7,623.0	$807.8	$5,247.6	$13,678.4	$(258.5)	$13,420.0

	Year Ended December 31, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
(in millions)	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$4,981.1	$127.7	$3,726.2	$8,835.1	$(81.4)	$8,753.7
Molybdenum	674.5	—	571.9	1,246.4	—	1,246.4
Zinc	137.3	306.2	—	443.6	(8.7)	434.9
Silver	342.6	191.2	151.1	684.9	(96.9)	588.0
Other	181.5	78.9	155.4	415.8	(5.4)	410.4
Total	$6,317.0	$704.1	$4,604.6	$11,625.8	$(192.4)	$11,433.4

	Year Ended December 31, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
(in millions)	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$4,442.2	$89.1	$3,129.1	$7,660.4	$(69.3)	$7,591.1
Molybdenum	689.4	—	440.3	1,129.7	—	1,129.7
Zinc	—	300.9	—	300.9	0.5	301.4
Silver	233.7	158.3	100.2	492.2	(74.6)	417.6
Other	197.0	82.5	184.7	464.2	(8.2)	456.0
Total	$5,562.3	$630.8	$3,854.3	$10,047.4	$(151.6)	$9,895.8

NET SALES AND GEOGRAPHICAL INFORMATION:

The geographic breakdown of the Company’s sales for the three years ended December 31, 2025, is attributed to countries based on location of customer, and is summarized as follows (in millions):

	Year Ended December 31, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$2,816.6	$692.8	$0.2	$3,509.5	$(257.6)	$3,251.9
United States	1,456.1	0.2	410.3	1,866.6	—	1,866.6
Peru	—	1.0	864.2	865.2	(0.9)	864.3
Brazil	—	41.1	517.0	558.1	—	558.1
Chile	—	—	548.4	548.4	—	548.4
Other American countries	51.7	—	32.1	83.7	—	83.7
Europe:
Switzerland	1,058.1	53.0	741.4	1,852.5	—	1,852.5
Italy	—	17.9	376.9	394.8	—	394.8
Spain	502.5	—	163.0	665.5	—	665.5
Other European countries	63.8	1.9	630.3	696.0	—	696.0
Asia:
China	1,153.6	—	123.2	1,276.9	—	1,276.9
Singapore	41.0	—	230.5	271.5	—	271.5
Japan	415.2	—	569.8	985.0	—	985.0
Other Asian countries	64.3	—	40.4	104.7	—	104.7
Total	$7,623.0	$807.8	$5,247.6	$13,678.4	$(258.5)	$13,420.0

	Year Ended December 31, 2024
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$2,481.5	$503.0	$33.9	$3,018.4	$(163.5)	$2,854.9
United States	1,129.9	2.4	339.1	1,471.4	—	1,471.4
Peru	—	28.6	661.6	690.2	(28.9)	661.4
Brazil	—	39.4	474.1	513.5	—	513.5
Chile	—	—	452.3	452.3	—	452.3
Other American countries	43.1	—	27.1	70.2	—	70.2
Europe:
Switzerland	735.2	92.5	613.0	1,440.7	—	1,440.7
Italy	—	24.9	344.2	369.0	—	369.0
Spain	461.0	—	88.1	549.1	—	549.1
Other European countries	163.9	10.4	552.0	726.3	—	726.3
Asia:
China	921.8	3.5	257.8	1,183.1	—	1,183.1
Singapore	104.4	(0.6)	151.9	255.7	—	255.7
Japan	185.1	—	541.1	726.2	—	726.2
Other Asian countries	91.1	—	68.6	159.7	—	159.7
Total	$6,317.0	$704.1	$4,604.6	$11,625.8	$(192.4)	$11,433.4

	Year Ended December 31, 2023
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$2,329.3	$475.3	$—	$2,804.6	$(133.5)	$2,671.1
United States	1,086.6	18.3	515.4	1,620.3	—	1,620.3
Peru	—	18.4	394.6	413.0	(18.1)	394.9
Brazil	—	34.5	355.8	390.3	—	390.3
Chile	(8.4)	—	407.9	399.5	—	399.5
Other American countries	39.3	0.5	20.7	60.5	—	60.5
Europe:
Switzerland	520.2	29.8	535.4	1,085.4	—	1,085.4
Italy	1.1	18.9	394.4	414.4	—	414.4
Spain	397.0	—	75.9	472.9	—	472.9
Other European countries	163.5	24.4	219.8	407.7	—	407.7
Asia:
China	631.7	2	115.2	749.2	—	749.2
Singapore	155.5	8.1	200.7	364.3	—	364.3
Japan	160.3	—	508.0	668.3	—	668.3
Other Asian countries	86.2	0.3	110.5	197.0	—	197.0
Total	$5,562.3	$630.8	$3,854.3	$10,047.4	$(151.6)	$9,895.8

PROVISIONAL SALES PRICE:

At December 31, 2025, the Company has recorded provisionally priced sales of copper and zinc at average forward prices per pound, and molybdenum at the year-end market price per pound. These sales are subject to final pricing based on the average monthly copper prices on the London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) copper prices, LME zinc prices and Dealer Oxide molybdenum prices in the future month of settlement.

Following are the provisionally priced copper, molybdenum and zinc sales outstanding as of December 31, 2025:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	237.0	5.65	January through June 2026
Molybdenum	16.9	22.70	January through April 2026
Zinc	57.0	1.41	January through March 2026

Provisional sales price adjustments included in accounts receivable and net sales were as follows as of December, 31 (in millions):

	At December 31,
	2025	2024
Copper	$159.3	$(27.5)
Molybdenum	(12.7)	(14.1)
Zinc	9.7	—
Total	$156.2	$(41.6)

Management believes that the final pricing of these sales will not have a material effect on the Company’s financial position or results of operations.

LONG-TERM SALES CONTRACTS:

The following are the significant outstanding long-term contracts:

In 2025, SPCC Peru Branch signed a two-year contract copper cathode sales agreement with Hartree Partners, with shipments beginning in 2026. Hartree and the Company will negotiate market terms and conditions for 2027 no later than November 30, 2026. The contract considers an annual volume of copper cathodes of 24,000 tonnes. Failure to reach an agreement on market terms would trigger termination of the annual contract but not the long-term agreement. Under the terms of the agreement all shipments would be to the U.S. and no exclusivity rights for Hartree or commissions are included. This contract may be renewed for additional years, upon the agreement of both parties.

In 2025, Minera Mexico signed a two-year contract copper rod sales agreement with COFICAB Mexico, with shipments beginning in 2026. COFICAB and the Company will negotiate market terms and conditions for 2027 no later than November 30, 2026. The contract considers an annual volume of 46,200 tonnes of copper rod. Failure to reach an agreement on market terms would trigger termination of the annual contract but not the long-term agreement. Under the terms of the agreement all shipments would be within Mexico and no exclusivity rights for COFICAB or commissions are included. This contract may be renewed for additional years, upon the agreement of both parties.

As of December 31, 2025, SPCC Peru Branch has outstanding long-term sales contracts for copper concentrates with two customers. The total annual volume committed for delivery for 2026 is 80,000 tonnes with a 25% copper content, equivalent to 10,000 fine metric tonnes (“FMT”). For 2027, these contracts contemplate a committed volume of 140,000 tonnes with a copper content of 25%, equivalent to 35,000 FMT.

As of December 31, 2025, Operadora de Minas e Instalaciones Mineras, S.A. de C. V has outstanding long-term sales contracts for copper concentrates with nine customers. The total annual volume committed for delivery for 2026 is 680,000 tonnes with a 25% copper content, equivalent to 170,000 FMT.

Under the terms of a sales contract with Molymet Group, SPCC Peru Branch is required to supply approximately 70% of the molybdenum concentrates production from 2026 through 2028. The sale price of the molybdenum concentrate is based on the average of the High and Low “Daily Dealer Oxide” as published in “Platt’s Metals Daily”. The roasting charge deduction is agreed based on international market terms.

Under the terms of a sales contract with Molymex, S.A. de C.V., Operadora de Minas de Nacozari, S.A. de C.V. and Operadora de Minas e Instalaciones Mineras, S.A. de C. V. are required to supply at least 80% of their molybdenum concentrates production from 2024 through 2026. The sale price of the molybdenum concentrate is based on the average of the High and Low “Daily Dealer Oxide” as published in “Platt’s Metals Daily.” The roasting charge deduction is negotiated based on international market terms.

In 2024, a two-year sulfuric acid sales agreement was signed between SPCC Peru Branch and Marcobre, with shipments scheduled to begin in 2025. Marcobre and the Company will negotiate market terms and conditions for annual contracts no later than the last day of October of the year prior to shipment. The contract considers annual volumes that could make Marcobre the Company’s most important customer for sulfuric acid. This contract may be renewed for additional years, upon agreement by both parties.

In 2022, a five-year sulfuric acid sales agreement was signed between Metalúrgica del Cobre and Cobre del Mayo. Shipments were scheduled to begin in 2022 and continue through December 2026. Cobre del Mayo and the Company agreed to negotiate market terms and conditions for annual contracts yearly, prior to shipment. This contract may be renewed for additional years, upon agreement by both parties.

NOTE 19 – EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in millions except per share data):

	2025	2024	2023

	(in millions, except for per share amounts)
Net income	4,348.2	3,388.6	2,434.7
Less: Net income attributable to the non-controlling interest	13.3	11.8	9.5
Net income attributable to SCC	$4,334.9	$3,376.8	$2,425.2

Weighted average common shares outstanding-basic and diluted	826.6	802.9	795.3

Basic and diluted net income per share:
Common shares-basic and diluted	$5.24	$4.21	$3.05

On May 19, 2025, the Company paid a stock dividend of 0.0099 shares per common share. Additionally, on September 4, 2025, and November 28, 2025, the Company paid stock dividends of 0.0101 shares and 0.0085 shares per common share, respectively. Earnings per share have been adjusted retroactively to reflect these changes in capital structure, in accordance with GAAP.

NOTE 20—SUBSEQUENT EVENTS:

Dividends:

On January 22, 2026, the Board of Directors authorized a quarterly cash dividend of $1.00 per share of common stock and a stock dividend of 0.0085 shares of common stock per share of common stock, payable on February 27, 2026, for shareholders of record at the close of business on February 10, 2026.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $179.93, which is the average of the high and low share price on January 22, 2026.

OTHER COMPANY INFORMATION:

ANNUAL MEETING

The annual stockholders meeting of Southern Copper Corporation will be held on Friday, May 29, 2026, at 9:00 am, Mexico City time. This year’s meeting will be held via a live audio webcast.

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

Fax: (511) 512-0492

Website: www.southerncoppercorp.com

Email address: southerncopper@southernperu.com.pe

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2025, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2025, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting,

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on the evaluation made under this framework, management concluded that as of December 31, 2024 such internal control over financial reporting is effective.

Our internal control over financial reporting as of December 31, 2025 has been audited by Galaz, Yamazaki, Ruiz Urquiza, S.C. an affiliate of a member firm of Deloitte Touche Tohmatsu Limited, an independent registered public accounting firm, as stated in their report which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Southern Copper Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Southern Copper Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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
February 27, 2026

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10, 11, 12, 13 AND 14

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the executive officers of the Company, their ages as of February 27, 2026 and their positions.

Name	Age	Position
German Larrea Mota‑Velasco	72	Chairman of the Board and Director
Oscar Gonzalez Rocha	87	President, Chief Executive Officer and Director
Raul Jacob Ruisanchez	67	Vice President, Finance, Treasurer and Chief Financial Officer
Julian Jorge Lazalde Psihas	57	Secretary
Andres Carlos Ferrero Ghislieri	57	General Counsel
Lina Vingerhoets Vilca	64	Comptroller
Juan Fernando Nuñez Chávez	68	Vice President, Exploration
Patricio Ovejas Simon	38	Executive Vice President
Raul Vaca Castro	66	General Auditor

German Larrea Mota-Velasco has been our Chairman of the Board of Directors since December 1999 and was Chief Executive Officer from December 1999 to October 2004. He has been Chairman of the Board of Directors, President and Chief Executive Officer of Grupo Mexico, S.A.B. de C.V. (“Grupo Mexico”) (holding) since 1994. Mr. Larrea has been Chairman of the Board of Directors and Chief Executive Officer of Grupo Ferroviario Mexicano S.A. de C.V (railroad company) since 1997. Mr. Larrea was previously Executive Vice Chairman of Grupo Mexico and has been a member of the Board of Directors since 1981. He is also Chairman of the Board of Directors and Chief Executive Officer of Empresarios Industriales de Mexico, S.A. de C.V. (“EIM”) (holding) and Fondo Inmobiliario (real estate company), since 1992.

Mr. Larrea presides over every Board meeting and since 1999 has been contributing to the Company his education, leadership skills, industry knowledge, strategic vision, informed judgement and over 20 year of business experience, especially in the mining sector. As Chairman and Executive Officer of Grupo Mexico, of Grupo Ferroviario Mexicano, S.A. de C.V. and of EIM, a holding company engaged in a variety of businesses, including mining, construction, railways, real estate, and drilling. Mr. Larrea brings a wealth of cross-industry business experience to the Company, offering a unique and valuable perspective across multiple sectors.

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

Raul Jacob Ruisanchez has served as our Vice President, Finance and Chief Financial Officer since April 18, 2013. He was appointed Treasurer of the Company on April 28, 2016. He was our Comptroller from October 27, 2011 to April 18, 2013. He has held various positions focused primarily on financial planning, treasury, corporate finance, investor relations and project evaluation with the Company since 1992. In September 2011, he was appointed Director of Controller and Finance of the Company’s Peruvian Branch and Vice President and Chief Financial Officer of Southern Peru Limited, one of our subsidiaries. In 2021, Mr. Jacob was ranked by Institutional Investor as the top Chief Financial Officer in the Latin America mining industry and from 2014 to 2020, he was ranked four times among the top three CFOs in Latin America. Mr. Jacob was President of the Peruvian National Mining, Oil and Energy Association from

January 2021 to January 2023 and is currently a member of the Board of Directors and Executive Committee of this Association. Mr. Jacob is a member of the Consulting Board of the MBA program of the Universidad del Pacifico at Lima, Peru. He was President of the Strategic Studies Center of IPAE, an entrepreneurial association from February 2007 to March 2010. From 2004 to 2006, he was the President of the Finance Affairs Committee of the American Chamber of Commerce of Peru. Mr. Jacob holds an economics degree from Universidad del Pacifico at Lima, Peru, a Master’s Degree from the University of Texas at Austin, Texas, a Degree in International Business Management from the Stockholm School of Economics at Stockholm, Sweden and a Senior Manager Degree from the Instituto de Empresa Business School (IE) at Madrid, Spain.

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

Andres Carlos Ferrero Ghislieri, our General Counsel, has been a member of the Legal Department of our Peruvian Branch since December 1995. He was appointed Legal Manager of the Peruvian Branch and General Counsel of the Company in 2016. Previously he served as the Superintendent of Legal Affairs of the Peruvian Branch from March 2008 to June 2016. From February to October 1995, he served as a Technical Advisor to the World Bank’s Energy and Mines Technical Assistance Loan Project (EMTAL) assigned to the National Society of Mining, Energy and Petroleum. He has also worked as a mining law consultant for the South African Government from May to October 2001. He is currently a member of the Board of Directors of Compañía Minera Los Tolmos, S.A., Secretary of the Board of Directors of Ocoña Hydro, S.A. and General Counsel of Southern Peru Limited, which are all subsidiaries of the Company. He is also a member of the Board of Directors of Inversiones Tulipan, S. A., an affiliate of the Company and member of the Board of Directors of Asociación de Empresas Promotoras del Mercado de Capitales (Procapitales), a non-profit organization. He holds a law degree from the University of Lima, Peru and a Master of Law or LLM degree in Resources Law and Policy from Dundee University, in Dundee, Scotland, in the United Kingdom.

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

Juan Fernando Nuñez Chávez has served as the Company’s Vice President, Explorations since April 10, 2025. He is a Geological Engineer by profession and has over 40 years of experience in the mining industry, working primarily as a geologist in the exploration of metallic mineral deposits. He has served as the Explorations Manager of Southern Peru Copper Corporation since 2000. Previously, he worked for different mining companies as an Exploration Advisor Geologist and carried out several mineralogical studies in Peru, Chile, Argentina, Ecuador, Colombia and Mexico. He has been a university professor at the Universidad Nacional de Ingeniería in both undergraduate and postgraduate courses, as well as at the Universidad Nacional Mayor de San Marcos in Lima, Peru and the Universidad San Agustin de Arequipa, in Arequipa, Peru. He has a bachelor’s degree from the Universidad Nacional de San Agustin, in Arequipa, Peru, He also has a Master of Science and PhD in Geology. He was president of the Lima Chapter of Geological Engineers of the College of Engineers of Peru from 2016 to 2018.

Mr. Patricio Ovejas Simon has served as the Company’s Executive Vice President since July 24, 2025. He has held executive positions in finance, information technology, operations and venture capital. Mr. Ovejas Simon served as Chief Financial Officer and Head of Information Technology at Grupo Cinemex, S.A. de C.V., one of the largest entertainment companies in Latin America from January 2022 to April 2025. During his tenure, he led a restructuring debt process, implemented a shared services model supporting U.S. operations, and directed multiple cross-border mergers and acquisitions. He was also responsible for overseeing enterprise-wide financial reporting, treasury, tax, and audit functions, while driving a strategic modernization of the IT organization. Previously, from June 2020 to December 2021, Mr. Ovejas Simon served as Chief Operating Officer of Fitpass, S.A.P.I. de C.V., where he led the company’s expansion into Latin America and executed key operational efficiencies. From January 2019 to December 2019, he held the role of Chief Financial Officer at FreedomPop, S.A. de C.V. in Mexico and from February 2011 to December 2018, he served in key roles at DILA Capital, S.A.P.I. de C.V., a venture capital fund, and Venture Consulting Mexico, S.A. de C.V., a consulting firm in Mexico. He has a Bachelor’s degree in engineering from Universidad Anahuac and holds a postgraduate degree in Corporate Finance from Universidad Iberoamericana in Mexico City, Mexico. In addition, he holds a Master of Business Administration degree from the McCombs School of Business in Austin, Texas.

Raul Vaca Castro was elected as General Auditor, effective July 18, 2019. He has 38 years of experience with Grupo Mexico. Mr. Vaca Castro has been Director of Internal Audit of SCC since 2018. Previously, he was Director of Internal Audit of the infrastructure division of Grupo Mexico, as well as Deputy Director of Internal Control for the mining division of Grupo Mexico. He was also comptroller of Minera Mexico Internacional and before this, he held several positions in different companies of Grupo Mexico. Mr. Vaca holds a Bachelor’s degree in Accounting from the Universidad Nacional Autonoma de Mexico (UNAM). He holds an MBA from the Universidad del Valle de Mexico, with a specialization in finance, having earned an honorable mention award, when receiving his diplomas in finance and taxes. Mr. Vaca is also an active member of the Colegio de Contadores Publicos de Mexico and the Institute of Internal Auditors of Mexico. He is also President of the Technical Commission of Internal Audit of the Colegio de Contadores Publicos de Mexico. He is a professor at the Facultad de Contaduria y Administracion of Universidad Nacional Autonoma de Mexico (UNAM).

Disclosure of Insider Trading Policies and Procedures

In compliance with Item 408(b)(1) of Regulation S-K, we have adopted a comprehensive insider trading policy and procedures designed to prevent insider trading and protect the interests of our shareholders and the integrity of our markets. The Company’s “Securities Law Compliance Policy” governs the handling of material non-public information and the purchase, sale, and other dispositions of SCC’s securities, which applies to directors, officers, employees, and other covered individuals. We believe that our Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company.

A copy of the Securities Law Compliance Policy is filed as Exhibit 19.1 to this Annual Report. The additional disclosure requirements specified by Part III, Items 10, 11, 12, 13 and 14 will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC prior to April 30, 2026, pursuant to Regulation 14A of the 1934 Securities Exchange Act, as amended, or will be provided by amendment to this Form 10-K, also to be filed no later than April 30, 2026.

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

10.3	Tax Agreement entered into by the Company and Americas Mining Corporation, effective as of February 20, 2017.
14.0	Code of Business Conduct and Ethics adopted by the Board of Directors on May 8, 2003 and amended on October 20, 2023.
19.1	Securities Law Compliance Policy.
21.1	Subsidiaries of the Company.
23.1	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C., an affiliate of a Member Firm of Deloitte Touche Tohmatsu, Limited) (PCAOB ID 1153).
23.2	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine.
23.3	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine.
23.4	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project.
23.5	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Los Chancas Project.
23.6	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Michiquillay Project.
23.7	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre.

23.8	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for La Caridad and Pilares.
23.9	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project.
23.10	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project.
23.11	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Charcas Mine.
23.12	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Santa Barbara Mine.
23.13	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the San Martin Mine.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8328.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350. This document is being furnished in accordance with SEC Release No. 33-8328.
96.1	Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine.
96.2	Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine.
96.3	Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project.
96.4	Technical Report Summary of Mineral Resources for the Los Chancas Project.
96.5	Technical Report Summary of Mineral Resources for the Michiquillay Project.
96.6	Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre.
96.7	Technical Report Summary of Mineral Reserves and Mineral Resources for La Caridad and Pilares.
96.8	Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project.
96.9	Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project.
96.10	Technical Report Summary of Mineral Resources for the Charcas Mine.
96.11	Technical Report Summary of Mineral Resources for the Santa Barbara Mine.
96.12	Technical Report Summary of Mineral Resources for the San Martin Mine.
97	SCC Policy for the Recovery of Erroneous Compensation, effective as of November 30, 2023.
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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2025, 2024 and 2023; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iii) the Consolidated Balance Sheets at December 31, 2025 and 2024; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2025, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

3.    Schedule II

Valuation and Qualifying Accounts and Reserves (in millions):

	Additions
	Balance at	Charged to
	beginning of	costs and		Deduction/	Balance at
	period	expenses	Additions	Application	end of period
Reserve deducted in balance sheet to which applicable:
Accounts Receivable:
2025	$8.6	0.3	—	—	$8.9
2024	$8.7	—	—	(0.1)	$8.6
2023	$8.8	0.1	—	(0.2)	$8.7

Notes issued under par:
2025	$59.0	2.9	6.2	—	$62.3
2024	$61.3	2.3	—	—	$59.0
2023	$63.4	2.1	—	—	$61.3

Valuation allowance:
2025	$2,540.5	207.6	—	—	$2,748.1
2024	$2,301.7	238.8	—	—	$2,540.5
2023	$2,053.7	248.0	—	—	$2,301.7

Supplemental Information

Southern Copper Corporation

Exhibit Index

Sequential Exhibit Number	Document Description	Page Number
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

4.2	Form of 6.375% Note (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005 and incorporated herein by reference).
4.3	Form of New 7.500% Note (included in Exhibit 4.1(a)).
4.4	Form of New 7.500% Note (included in Exhibit 4.1(b))
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

10.1

Directors’ Stock Award Plan of the Company, as amended through January 27, 2031. (Filed as an exhibit to the Company’s Report on Form S-8 filed on October 2, 2025 and incorporated herein by reference).

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

19.1	Securities Law Compliance Policy (Filed as Exhibit 19.1 to the Company’s Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).
21.1	Subsidiaries of the Company (Filed herewith).
23.1	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C.— an affiliate of a Member Firm of Deloitte Touche Tohmatsu, Limited) (PCAOB ID 1153) (Filed herewith).
23.2	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine (Filed herewith).
23.3	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine (Filed herewith).
23.4	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project (Filed herewith).
23.5	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Los Chancas Project (Filed herewith).
23.6	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Michiquillay Project (Filed herewith).
23.7	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre (Filed herewith).
23.8	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for La Caridad and Pilares (Filed herewith).
23.9	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project (Filed herewith).
23.10	Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project (Filed herewith).
23.11	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Charcas Mine (Filed herewith).
23.12	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Santa Barbara Mine (Filed herewith).
23.13	Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the San Martin Mine (Filed herewith).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., section 1350. This document is being furnished in accordance with SEC Release No. 33-8238.
96.1

Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine (Filed as an Exhibit to the Company’s Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

96.2

Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine (Filed as an Exhibit to the Company’s Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

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
96.6

Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre (Filed as an Exhibit to the Company’s Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

96.7

Technical Report Summary of Mineral Reserves and Mineral Resources for La Caridad and Pilares (Filed as an Exhibit to the Company’s Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).

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

96.10	Technical Report Summary of Mineral Resources for the Charcas Mine (Filed as an Exhibit to the Company’s Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).
96.11	Technical Report Summary of Mineral Resources for the Santa Barbara Mine (Filed as an Exhibit to the Company’s Report on Form 10-K filed on March 3, 2025 and incorporated herein by reference).
96.12	Technical Report Summary of Mineral Resources for the San Martin Mine (Filed as an Exhibit to the Company’s report on Form 10-K filed on February 29, 2024 and incorporated herein by reference).
97

SCC Policy for the Recovery of Erroneous Compensation, effective as of November 30, 2023 (Filed as Exhibit 97 to the Company's Annual Report on Form 10-K filed on February 29, 2024, and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2025, 2024 and 2023; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iii) the Consolidated Balance Sheets at December 31, 2025 and 2024; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; (v) the Consolidated Statements of changes in equity for the years ended December 31, 2025, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)
By:	/s/ OSCAR GONZALEZ ROCHA
Oscar Gonzalez Rocha
President and Chief Executive Officer

Date: February 27, 2026

Pursuant to requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GERMAN LARREA MOTA-VELASCO	Chairman of the Board, and Director
German Larrea Mota-Velasco

/s/ OSCAR GONZALEZ ROCHA	President, Chief Executive Officer and Director
Oscar Gonzalez Rocha

/s/ RAUL JACOB RUISANCHEZ	Vice President, Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)
Raul Jacob Ruisanchez

/s/ LINA A. VINGERHOETS VILCA	Comptroller (Principal Accounting Officer)
Lina A. Vingerhoets Vilca

DIRECTORS

s/ GERMAN LARREA MOTA-VELASCO	/s/ OSCAR GONZALEZ ROCHA
German Larrea Mota-Velasco	Oscar Gonzalez Rocha

/s/ LEONARDO CONTRERAS LERDO DE TEJADA	/s/ VICENTE ARIZTEGUI ANDREVE
Leonardo Contreras Lerdo de Tejada	Vicente Ariztegui Andreve

/s/ CARLOS RUIZ SACRISTAN	/s/ L. MIGUEL PALOMINO BONILLA
Carlos Ruiz Sacristan	L. Miguel Palomino Bonilla

/s/ JAVIER ARRIGUNAGA GOMEZ DEL CAMPO	/s/ ENRIQUE CASTILLO SANCHEZ MEJORADA
Javier Arrigunaga Gomez del Campo	Enrique Castillo Sanchez Mejorada

/s/ JOSE PEDRO VALENZUELA RIONDA
Jose Pedro Valenzuela Rionda

Date: February 27, 2026