Form 10-Q
period 2026-03-31
SOUTHERN COPPER CORP/
filed 2026-04-30
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

As of April 29, 2026, there were outstanding 826,065,041 shares of Southern Copper Corporation common stock, par value $0.01 per share.

On April 13, 2026, we announced the unexpected passing of our former President and CEO, Oscar Gonzalez Rocha. Over his distinguished 50-year career, Oscar was the cornerstone of our company's growth, guiding us with his vision, leadership, and unwavering commitment. Throughout his tenure as Chief Executive Officer, he established a legacy of operational excellence that was instrumental in positioning our company as a leader both in Mexico and worldwide. We are deeply grateful for his many significant contributions to our company.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Net sales (including sales to related parties, see note 5)	$4,251.4	$3,121.9
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	1,498.8	1,319.2
Selling, general and administrative	35.8	31.7
Depreciation, amortization and depletion	225.7	223.8
Exploration	10.8	11.7
Total operating costs and expenses	1,771.0	1,586.4

Operating income	2,480.4	1,535.5

Interest expense	(104.5)	(102.3)
Capitalized interest	14.7	10.4
Interest income	46.8	48.7
Other income (expense)	6.7	(13.7)
Income before income taxes	2,444.1	1,478.5
Income taxes (including royalty taxes, see Note 4)	891.0	532.8
Net income before equity earnings of affiliate	1,553.2	945.8
Equity earnings of affiliate, net of income tax	28.7	3.3
Net income	1,581.9	949.1
Less: Net income attributable to the non-controlling interest	5.0	3.2
Net income attributable to SCC	$1,576.9	$945.9

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$1.92	$1.15

Weighted average shares outstanding-basic and diluted	821.7	821.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

COMPREHENSIVE INCOME:
Net income and comprehensive income	$1,581.9	$949.1
Total comprehensive income	1,581.9	949.1
Comprehensive income attributable to the non-controlling interest	5.0	3.2
Comprehensive income attributable to SCC	$1,576.9	$945.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,915.4	$4,304.6
Short-term investments	434.1	604.6
Accounts receivable trade	2,016.3	1,951.2
Accounts receivable other (including related parties 2026- $11.9 and 2025 - $16.2)	63.4	71.4
Inventories	959.2	1,058.1
Prepaid taxes	296.0	331.2
Other current assets	32.6	31.3
Total current assets	8,717.0	8,352.5

Property and mine development, net	10,468.1	10,272.2
Ore stockpiles on leach pads	1,116.0	1,114.5
Intangible assets, net	122.6	122.4
Right-of-use assets, net	674.0	700.8
Deferred income tax	352.5	336.3
Equity method investment	150.7	134.5
Other non-current assets	329.1	348.2
Total assets	$21,929.9	$21,381.4

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2026- $133.4 and 2025- $138.4)	$906.0	$861.5
Accrued income taxes	460.5	634.4
Accrued workers’ participation	352.2	404.6
Accrued interest	126.1	115.0
Lease liabilities current	88.5	86.5
Other accrued liabilities	59.2	43.0
Total current liabilities	1,992.4	2,145.1

Long-term debt	6,751.9	6,750.7
Lease liabilities	561.3	576.3
Deferred income taxes	110.4	130.5
Non-current taxes payable	103.0	97.1
Other liabilities and reserves	66.6	105.7
Asset retirement obligation	485.0	471.1
Total non-current liabilities	8,078.2	8,131.4

Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY (NOTE 10)
Common stock par value $0.01; shares authorized, 2026 and 2025–2,000; shares issued, 2026 and 2025–884.6	8.8	8.8
Additional paid-in capital	8,348.2	7,257.9
Retained earnings	5,292.7	5,797.2
Accumulated other comprehensive income	8.3	8.3
Treasury stock, at cost, common shares	(1,870.5)	(2,034.2)
Total Southern Copper Corporation stockholders’ equity	11,787.6	11,038.1
Non-controlling interest	71.8	66.8
Total equity	11,859.3	11,104.9
Total liabilities and equity	$21,929.9	$21,381.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

OPERATING ACTIVITIES
Net income	$1,581.9	$949.1
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	225.7	223.8
Equity earnings of affiliate, net of dividends received	(16.2)	(3.1)
(Gain) loss on foreign currency transaction effect	(17.6)	14.0
(Benefit) provision for deferred income taxes	(34.8)	28.2
Other, net	11.7	14.3
Change in operating assets and liabilities:
Increase in accounts receivable	(65.1)	(358.6)
Decrease in inventories	97.4	85.3
Decrease in accounts payable and accrued liabilities	(109.9)	(273.7)
Decrease in other operating assets and liabilities	21.5	42.0
Net cash provided by operating activities	1,694.5	721.4
INVESTING ACTIVITIES
Capital expenditures	(441.9)	(317.8)
Proceeds from sale of short-term investments, net	170.5	27.1
Net cash used in investing activities	(271.3)	(290.7)
FINANCING ACTIVITIES
Proceeds from issuance of debt	—	993.8
Payments of debt issuance costs	—	(6.4)
Cash dividends paid to common stockholders	(819.2)	(553.3)
Other, net	0.1	(1.2)
Net cash (used in) provided by financing activities	(819.1)	432.9
Effect of exchange rate changes on cash and cash equivalents	6.7	(5.4)
Increase in cash and cash equivalents	610.8	858.2
Cash and cash equivalents, at beginning of period	4,304.6	3,258.1
Cash and cash equivalents, at end of period	$4,915.4	$4,116.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025

TOTAL EQUITY, beginning of period	$11,104.9	$9,238.1
STOCKHOLDERS’ EQUITY, beginning of period	11,038.1	9,171.6
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	7,257.9	5,026.0
Dividends paid in common stock	1,079.9	409.9
Other activity of the period	10.4	(2.9)
Balance at end of period	8,348.2	5,433.0
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of period	(1,625.4)	(2,337.3)
Dividends paid in common stock	172.8	143.2
Used for corporate purposes	0.1	0.1
Balance at end of period	(1,452.5)	(2,194.1)
Parent Company common shares
Balance at beginning of period	(408.8)	(363.4)
Other activity, including dividend, interest and foreign currency translation effect	(9.2)	3.3
Balance at end of period	(418.0)	(360.1)
Treasury stock balance at end of period	(1,870.5)	(2,554.1)
RETAINED EARNINGS:
Balance at beginning of period	5,797.2	6,839.6
Net earnings	1,576.9	945.9
Dividends declared and paid, common stock, per share, 2026- $1.00, 2025– $0.70	(819.2)	(553.3)
Dividends paid in common stock	(1,252.7)	(553.1)
Other activity	(9.5)	3.7
Balance at end of period	5,292.7	6,682.8
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	8.3	(2.2)
Other comprehensive income	—	—
Balance at end of period	8.3	(2.2)
STOCKHOLDERS’ EQUITY, end of period	11,787.6	9,568.3
NON-CONTROLLING INTEREST, beginning of period	66.8	66.6
Net earnings	5.0	3.2
Distributions paid	(0.0)	(1.3)
NON-CONTROLLING INTEREST, end of period	71.8	68.4
TOTAL EQUITY, end of period	$11,859.3	$9,636.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”) is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of March 31, 2026, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper, a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of March 31, 2026 and the results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. The December 31, 2025 balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2025 and notes included in the Company’s 2025 annual report on Form 10-K. The accounting policies and practices followed in these condensed consolidated financial statements are the same as those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows (in millions):

	At March 31,	At December 31,
	2026	2025
Trading securities	$434.0	$604.5
Weighted average interest rate	3.9%	4.1%

Available-for-sale	$0.1	$0.1
Weighted average interest rate	0.8%	0.9%
Total	$434.1	$604.6

Trading securities consisted of bonds issued by public companies and were publicly traded. Each financial instrument was independent of the others. The Company had the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and as of March 31, 2026, and December 31, 2025, included asset and mortgage-backed obligations. As of March 31, 2026, 2025 and December 31, 2025, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these trading investments, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these trading securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes trading investment activity (in millions):

	Three months ended
	March 31,
	2026		2025
Trading:
Interest earned		$15.3		$9.6
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)

(*) Less than $0.1 million.

NOTE 3 — INVENTORIES:

Inventories were as follows:

	At March 31,	At December 31,
(in millions)	2026	2025
Inventory, current:
Metals at average cost:
Finished goods	$55.4	$68.3
Work-in-process	263.3	327.9
Ore stockpiles on leach pads	223.7	238.6
Supplies at average cost	416.8	423.3
Total current inventory	$959.2	$1,058.1
Inventory, long-term:
Ore stockpiles on leach pads	$1,116.0	$1,114.5

During the three-month periods ended March 31, 2026 and 2025, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $55.9 million and $69.2 million, respectively. Leaching inventories recognized in cost of sales amounted to $69.3 million and $58.0 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the three-month periods ended March 31, 2026 and 2025 consisted of (in millions):

	2026	2025
Statutory income tax provision	$730.7	$445.3
Peruvian royalty	33.5	15.1
Mexican royalty	83.0	47.4
Peruvian special mining tax	43.8	25.0
Total income tax provision	$891.0	$532.8

Effective income tax rate	36.5%	36.0%

These provisions include income taxes for Peru, Mexico and the United States. The Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The increase in the effective income tax rate in 2026 compared to the same period in 2025 was primarily driven by an increase in the Mexican and Peruvian mining royalty taxes and the Peruvian special mining tax, after taxable mining profits rose mainly because of higher copper and by-product prices.

Peruvian royalty and special mining tax: The Company has accrued $77.3 million and $40.1 million of royalty charge and special mining tax as part of the income tax provision for the first three months of 2026 and 2025, respectively.

Mexican mining royalty: The Company has accrued $83.0 million and $47.4 million of royalty taxes as part of the income tax provision for the first three months of 2026 and 2025, respectively. The year-over-year increase reported was driven by growth in sales, which was mainly attributable to higher metal prices.

Accounting for uncertainty in income taxes: In the first quarter of 2026, the Company made no payments for uncertain tax positions. The current and non-current liabilities recorded for the Peruvian jurisdiction increased the tax expense by approximately $0.7 million. The Company has a net current liability of $15.2 million in the Peruvian jurisdiction, which represents anticipated cash refunds or payments due within the next 12 months.

U.S. Tax Law updates:

On July 4, 2025, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” (the “Act”) – and commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. The Act includes changes to both international and domestic tax provisions but did not change the overall corporate tax rate. The Act reduces the deduction percentages for some income inclusions as well as foreign income taxes deemed paid, and limits the deductions that are allocated and apportioned to the foreign tax credit limitation within the Net CFC Tested Income (“NCTI”). The Act increases the Base Erosion and Anti-Abuse Tax (“BEAT”) rate. The Act makes changes to the foreign tax credit provisions for allocation and apportionment of expenses; treatment of certain dividends; and inclusion of income from Controlled Foreign Corporations (CFC’s). The tax law changes did not materially affect the Company’s financial statements.

Pillar Two (Organization for Economic Co-operation and Development “OECD”) updates: Large multinational businesses with more than €750 million in total revenue must pay a minimum effective tax rate under Pillar Two of 15% on taxable income arising in each jurisdiction where they operate. If jurisdictions want to implement Pillar Two, they will need to do so through domestic legislation. The countries in which the Company has significant operations have yet to enact Pillar Two into law and have not formally announced plans to implement these rules. Currently, the Company has not been impacted, but will continue to monitor these developments and analyze any potential impact that Pillar Two may have on future results.

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

Receivable and payable balances with related parties are shown below (in millions):

	At March 31,	At December 31,
	2026	2025
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$7.8	$7.1
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	(*)	(*)
Ferrocarril Mexicano, S.A. de C.V.	(*)	(*)
Mexico Generadora de Energia S. de R.L. ("MGE")	2.0	7.6
Mexico Compania Constructora S.A de C.V.	(*)	(*)

Related to the controlling group:
Empresarios Industriales de Mexico, S.A. de C.V.	1.7	1.5
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.2	—
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
	$11.9	$16.2

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO	$15.8	$15.9
Asarco LLC	52.7	61.1
Eolica El Retiro, S.A.P.I. de C.V.	0.4	0.3
Ferrocarril Mexicano, S.A. de C.V.	7.5	4.0
Grupo Mexico Servicios	3.1	3.3
MGE	32.1	30.2
Mexico Compania Constructora S.A de C.V.	8.6	12.4
Parque Eolico de Fenicias, S. de R.L. de C.V.	8.0	7.5
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	3.7	2.3
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	0.9	0.8
Mextransport	0.4	0.4
Operadora de Cinemas, S.A. de C.V.	0.4	0.3
	$133.4	$138.4

(*) Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the three-month periods ended March 31, 2026 and 2025 (in millions):

	2026	2025
Purchase activity
Asarco LLC	$1.2	$7.8
Eolica El Retiro, S.A.P.I. de C.V.	0.1	0.4
Ferrocarril Mexicano, S.A. de C.V.	6.8	5.5
Grupo Mexico Servicios	5.4	5.0
AMMINCO	3.0	2.5
MGE	51.3	59.7
Mexico Compania Constructora S.A. de C.V.	9.5	14.2
Parque Eolico de Fenicias, S. de R.L. de C.V.	10.7	8.6
Grupo Mexico Servicios de Ingenieria S. A. de C.V.	5.8	2.3
Total purchases	$93.8	$106.2
Sales activity
Asarco LLC	$13.0	$13.0
AMMINCO	(*)	(*)
Ferrocarril Mexicano, S.A. de C.V.	(*)	—
MGE	6.8	18.4
Total sales	$19.8	$31.4

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

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE supplies some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. In the first three months of 2026, MGE supplied approximately 15.1% of its power output to third-party energy users, compared to 3.7% in the same period of 2025.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro, S.A.P.I. de C.V. (“Eolica el Retiro”). Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (“IMMSA”) and other subsidiaries of Grupo Mexico in the third quarter of 2014. In the first three months of 2026, Eolica El Retiro supplied approximately 17.1% of its power output to IMMSA and Mexcobre, compared to 33.3% in the same period of 2025.

In 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V. (“Parque Eolico de Fenicias”), an indirect subsidiary of Grupo Mexico, located in Nuevo Leon, Mexico. This contract commits to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement started in the third quarter of 2024. In the first three months of 2026, Parque Eolico de Fenicias supplied approximately 88.1% of its power output to IMMSA, compared to 74.8% in the same period of 2025.

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

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the three-month periods ended March 31, 2026 and 2025 (in millions):

	2026		2025
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.		$0.1		$0.1
Mextransport		0.6		0.8
Operadora de Cinemas S.A. de C.V.		0.1		0.1
Total purchases		$0.8		$1.0

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$	(*)	$	(*)
Empresarios Industriales de Mexico, S.A. de C.V.		0.2		0.1
Mextransport		0.6		0.7
Operadora de Cinemas S.A. de C.V.		(*)		(*)
Total sales		$0.9		$0.8

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

The weighted average of the remaining lease term for the Company’s leases is approximately six years, and the weighted average discount rate for these leases is 4.93%.

The operating lease expense recognized in the three-month periods ended March 31, 2026 and 2025 was classified as follows (in millions):

Classification	2026	2025
Cost of sales (exclusive of depreciation, amortization and depletion)	$29.4	$28.8
Selling, general and administrative	(*)	(*)
Exploration	(*)	(*)
Total lease expense	$29.4	$28.8

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2026	$88.5
2027	117.4
2028	116.8
2029	114.7
2030	107.0
After 2030	214.7
Total lease payments	$759.1
Less: interest on lease liabilities	(109.4)
Present value of lease payments	$649.7

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

Currently, the Company has pledged the value of its Lima office complex for 26% of the guarantee and with a stand-by letter of credit for the other 74% as a security for this obligation. Through January 2026, the Company has provided total guarantees of $110.3 million.

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

In 2025, the Company adjusted its estimate for the asset retirement obligation for its Mexican operations, mainly due to a detailed review of the closing activities required and an update to life-of-mine plans for the Buenavista operations. The effect of this change was a $106.7 million decrease in the asset retirement obligation and a $48.8 million reduction in the retirement asset; the difference of $57.9 million was recorded as a reduction in cost of goods sold.

The following table summarizes the asset retirement obligation activity for the three-month periods ended March 31, 2026 and 2025 (in millions):

	2026	2025
Balance as of January 1	$471.1	$546.1
Changes in estimates	9.2	(19.3)
Closure payments	(1.1)	—
Accretion expense	5.8	6.0
Balance as of March 31,	$485.0	$532.9

NOTE 8 — BENEFIT PLANS:

Post retirement defined benefit plans:

The Company’s Mexican subsidiaries have a defined contribution pension plan for salaried employees and a non-contributory defined benefit pension plan for union employees. In addition, the Company had a noncontributory defined benefit pension plan covering former salaried employees in the United States and certain former expatriate employees in Peru (the “Expatriate Plan”). On July 24, 2025, the Board of Directors of the Company authorized the termination of the Expatriate Plan. This termination became effective December 1, 2025 and had no material impact on the Company’s financial statements. The Expatriate Plan’s benefit obligation was settled by the purchase of annuity contracts to transfer the plan’s remaining obligations to third parties. The termination process is expected to be completed by April 30, 2026.

The components of net periodic benefit costs for the three-month periods ended March 31, 2026 and 2025 are as follows (in millions):

	Three months ended
	March 31,
(in millions)	2026	2025
Service cost	$0.8	$0.6
Interest cost	1.0	0.9
Expected return on plan assets	(2.3)	(1.8)
Amortization of net loss/(gain)	(0.3)	0.1
Net periodic (benefit) cost	$(0.8)	$(0.2)

Post-retirement health care plans:

Starting in 2011, the Mexican Institute of Social Security began providing health care services to retired workers of the Buenavista unit and their families. These services are free of charge to the retired workers, and their costs are covered by the Company.

The components of net periodic benefit cost for the three-month periods ended March 31, 2026 and 2025 are as follows (in millions):

	Three months ended March 31,
(in millions)	2026	2025
Interest cost	$0.6	$0.5
Amortization of net loss (gain)	(*)	(*)
Net periodic benefit cost	$0.6	$0.5

(*) Less than $0.1 million.

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

Environmental capital investments in the three-month periods ended March 31, 2026 and 2025 were as follows (in millions):

	2026	2025
Peruvian operations	$3.4	$1.5
Mexican operations	42.1	40.5
	$45.5	$42.0

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defined new AQS for daily sulfur dioxide in the air. As of March 31, 2026, the Company reported a daily average level of µg/m3 of SO2, which falls below the AQS requirement.

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

Guaymas sulfuric acid spill: In July 2019, there was an incident at the Company´s Marine Terminal in Guaymas, Sonora, that caused the discharge of approximately three cubic meters of sulfuric acid into the sea in the industrial port area. PROFEPA, after two inspections, declared a partial shutdown of the storage process and transportation of sulfuric acid at the terminal arguing the absence of an authorization of environmental impact, despite the fact that the Company’s exempt to the permit because these facilities have been in operation since 1979, prior to the 1988 Mexican General Law of Ecological Balance and the Protection of the Environment. The Company has solved this issue and expects to restart operations in the future.

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

In relation to the writ of protection filed by the Company to challenge the interpretation adopted at the enforcement stage (i.e., the automatic assimilation between “labor shares” and “investment shares”), such action was resolved by a Ruling (Resolution No. 4) dated February 11, 2026, issued by the 9th Constitutional Court of Lima in Case No. 11956-2025-0-1801-JR-DC-09, which declared the claim well-founded. Accordingly, the ruling declared the nullity of the resolutions issued in the civil enforcement proceedings: (i) Resolution No. 505 (September 23, 2015), (ii) Resolution No. 518 (October 23, 2015), and (iii) Resolution No. 08 (May 16, 2025), which ordered the attachment by registration over shares held by Compañia Minera Los Tolmos S.A. and the Peruvian Branch and served as the basis for the order to deliver investment shares. The Company requested the immediate enforcement of the first-instance judgment, which was resolved by Resolution No. 01, notified on February 24, 2026, declaring the request well-founded and ordering the First Civil Court to provisionally refrain from executing any acts of registration, transfer, or change of ownership based on the attachment ordered by Resolutions No. 505 and No. 518, as well as by Appellate Resolution No. 08. Furthermore, on February 24, 2026, the Company was served notice of the appeal that the defendant filed against Resolution No. 4.

On March 3, 2026, the First Civil Court was officially served with the judgment issued by the 9th Constitutional Court; however, as of March 31, 2026, the Court had yet to issue any ruling in this regard.

The Tia Maria Mining Project

There are eight lawsuits filed against the Peruvian Branch of the Company related to the Tia Maria project. The lawsuits seek (i) to declare null and void the resolution that approved the Environmental Impact Assessment of the project; (ii) the cancellation of the project and the withdrawal of mining activities in the area; (iii) to annul the mining concession application for the Tia Maria project; (iv) to annul the resolution that approved the construction license; (v) to suspend construction work on the project; and (vi) to declare the expiration of the Environmental Impact Assessment. The lawsuits were filed by Messrs. Ernesto Mendoza Padilla (filed May 26, 2015), Juan Alberto Guillen Lopez (filed June 18, 2015), Junta de Usuarios del Valle del Tambo (filed April 30, 2015), Gobierno Regional de Arequipa (filed December 16, 2019), Municipalidad Distrital de Dean Valdivia (filed January 24, 2020), Cristhian Torres Quispe et al. (filed March 20, 2025), Juan Miguel Meza Igme et al. (filed March 28, 2025) and Néstor Eloy Arocena Canazas (filed December 02, 2025).

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

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of March 31, 2026, the case was pending resolution.

The Guillen Lopez case is currently before the lower court. Oral arguments took place on July 19, 2019. On January 7, 2020, the Judge decided to suspend the proceedings until the del Carpio Lazo case is concluded. On March 8, 2022, The Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On September 7, 2023, the Judge cancelled the suspension and declared the case ready for a resolution. On May 18, 2024, the Judge declared, once again, that the case was ready for resolution. As of March 31, 2026, the case was pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. In May 2016, the Company was included in the process after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazo case is concluded. On March 11, 2022, the Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On January 5, 2024, the Peruvian Branch reiterated its petition to continue the process given that a final decision has already been handed down in Carpio Lazo case. As of March 31, 2026, the case was pending resolution.

The Gobierno Regional de Arequipa case is currently before the Superior Court. The Company answered the complaint on September 15, 2020. On February 8, 2021, the Judge decided to suspend the proceeding until the del Carpio Lazo case was concluded. On March 24, 2022, the Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On March 28, 2022, the Judge cancelled the suspension. On May 24, 2022, the parties presented their closing arguments. On March 15, 2023, the Judge dismissed the lawsuit. The plaintiff missed the chance to appeal the ruling, therefore, the Judge declared the case had concluded in favor of the Peruvian Branch. On October 20, 2023, the Superior Court declared that the plaintiff had not been properly informed of the ruling and ordered issuance of a new notification of the First Instance ruling. The Superior Court instructed the First Instance Court to inform the Gobierno Regional de Arequipa that it must establish a new address to ensure proper notification. On April 16, 2024, the Gobierno Regional de Arequipa filed an appeal against the first instance decision. The Superior court notified the Company of the appeal, and the Peruvian Branch responded on June 10, 2024. On August 7, 2024, an oral hearing took place. On May 30, 2025, the Superior court vacated the ruling that dismissed the lawsuit and remanded for a new judgment. On January 23, 2026, the lower court ruled in favor of SPCC. On March 19, 2026, the Company was notified of the appeal filed by the plaintiff. As of March 31, 2026, the case was pending resolution.

The Municipalidad Distrital de Dean Valdivia case is currently before the lower court. On August 17, 2022, the Company was formally notified of the lawsuit and answered the complaint on September 2, 2022. The Peruvian Branch informed the Court the result of the del Carpio Lazo case. As of March 31, 2026, the case was pending resolution.

The Torres Quispe case is currently before the lower court. On May 20, 2025, the Company was formally served with the lawsuit and filed and answered the complaint on June 2, 2025. On July 11, 2025, the Court ruled in favor of SPCC. The plaintiff filed an appeal. As of March 31, 2026, the case was pending resolution.

The Juan Miguel Meza Igme case is currently before the lower court. On August 28, 2025, SPCC was formally served with the lawsuit. On September 10, 2025, the Company answered the complaint. As of March 31, 2026, the case was pending resolution.

The Néstor Eloy Arocena Canazas case is currently before the lower court. On March 4, 2026, the Company was formally served with the complaint and filed its answer on March 18, 2026. As of March 31, 2026, the case was pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against the Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where the Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization since 1995. Following a motion filed by the Peruvian Branch, the lower court included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. On July 2, 2022, the case was temporarily archived. On May 26, 2023, the Judge ordered termination of the proceeding due to the lack of interest of the plaintiff. On June 2, 2023, the plaintiff appealed the termination of the proceeding. On September 18, 2023, the Superior Court reversed the termination and ordered the Judge to continue the proceeding. As of March 31, 2026, the case was pending resolution.

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

Mexican operations:

The Accidental Spill at Buenavista Mine of 2014

Regarding the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of March 31, 2026.

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

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. The remaining three lawsuits are still pending: two were filed by Acciones Colectivas de Sinaloa, A.C. and one, by Defensa Colectiva, A.C.; requesting precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust. As of March 31, 2026, these cases remain in the same stage.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. On October 3, 2024, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by María Lourdes Martínez Navarro et al. As of March 31, 2026, all of these cases were pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill;

(iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. With regard to the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures. This public meeting will have no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, it has informed the corresponding Judge about its compliance with the resolution, in which BVC was required to implement additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, with six months granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions imposed. The foregoing does not impact BVC’s operations. Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of March 31, 2026, the remaining cases were pending resolution.

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

Labor matters:

Peruvian operations: 50.4% of the Company's 5,485 Peruvian employees were unionized as of March 31, 2026. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

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

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martin mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martin mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice. Such challenges were dismissed by the Supreme Court. Consequently, on September 6, 2021, the Federal Mediation and Arbitration Board issued a new resolution determining that, based on the documents submitted by the National Federation of Independent Unions and given the status of the strike until 2018, it was not possible to create a registry of workers holding a right to vote. Therefore, in case of a strike, any collective bargaining proceedings shall remain suspended. On June 9, 2023, the Federal Mediation and Arbitration Board, in a ruling that veered from its previous stance, did not recognize the common representatives of the coalition workers and consequently ruled that the agreement which such representatives had made with the Company to lift the strike in 2018 lacked validity. Notwithstanding, on June 14, 2023 the Federal Mediation and Arbitration Board handed down a ruling that terminated the strike and ordered workers to resume activities within 15 days. The Mining Union filed a protective action (Amparo) against this resolution, which is pending resolution as of March 31, 2026.

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

The Company´s operations at the San Martin unit continue to evolve normally and the conflict is expected to be resolved in accordance with the legal framework set by labor authorities; any actions taken will respect the will of the workers

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of March 31, 2026, the case was pending resolution without further developments.

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

As per the purchase agreement, the Company paid $12.5 million on the date of signing the Contract and $12.5 million in June 2021. The remaining balance of $375.0 million will be paid if the Company decides to develop the project. Therefore, it is not a present obligation. In June 2022, the Company notified the Peruvian authorities of the end of the suspension period and the start of the preoperational period that lasts 12 years, but can be automatically extended for three more years, provided that the Feasibility Study of the project has been approved. The start of the preoperational period does not imply a payment obligation, but the Company must support an investment of $20 million during the first five years of this period, which includes exploration activities as well as the development of social programs.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $127.3 million as of March 31, 2026). In relation to this commitment, the Company has completed the construction of a school with an investment of S/18.8 million (approximately $5.4 million as of March 31, 2026) and agricultural infrastructure projects and studies with an investment of S/112.4 million (approximately $32.1 million as of March 31, 2026). Among the most important projects are the construction of the Cularjahuira dam for S/15.6 million (approximately $4.5 million as of March 31, 2026) and the engineering study for the Callazas dam for S/2.6 million (approximately $0.7 million as of March 31, 2026). Additionally, the Company has invested S/60.6 million (approximately $17.3 million as of March 31, 2026) to basic infrastructure projects, including a drinking water project for S/9.6 million (approximately $2.7 million as of March 31, 2026).

As the Toquepala expansion project was completed, the Company believes that these commitments constitute present obligations and consequently recorded a liability of $29.2 million as other liabilities as of March 31, 2026 in its condensed consolidated financial statements.

In addition, the Company has allocated S/102.1 million (approximately $29.2 million as of March 31, 2026) for the construction of a high-achievement school, and has allocated S/ 81.9 million (approximately $23.4 million as of March 31, 2026) for four infrastructure projects in the Tacna region under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs to determine how the Company can contribute to sustainable development in the region. Although the development roundtable is not currently meeting, during previous sessions it discussed the possibility of creating a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $286.1 million as of March 31, 2026). While the final funding agreement has yet to be signed, the Company has already committed to contributing S/258.9 million (approximately $74.1 million as of March 31, 2026) to different projects, including S/108.8 million (approximately $31.1 million as of March 31, 2026) to fund an educational project for which S/108.4 million (approximately $31.0 million as of March 31, 2026) has already been invested; this project already has approved resolutions from the provinces of Ilo and Sánchez Cerro. Additionally, construction of the treatment plant in Ilo continues, which entails a total investment of S/105.5 million (approximately $30.2 million as of March 31, 2026). As of March 31, 2026 the project had advanced 64%. On the education front, S/18.2 million (approximately $5.2 million as of March 31, 2026) has been executed to build three schools in Moquegua, and S/5.4 million (approximately $1.5 million as of March 31, 2026) has been committed for two additional schools and for scholarship funding in Moquegua. On the agricultural front, S/6.9 million (approximately $2.0 million as of March 31, 2026) has been invested to develop two infrastructure projects.

In addition, the Company has allocated S/229.0 million (approximately $65.5 million as of March 31, 2026) to build three educational infrastructure projects and one basic sanitation project, and has allocated S/3.9 million (approximately $1.1 million as of March 31, 2026) to conduct pre-investment studies in the Moquegua region, all under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Apurimac Region: The Company has allocated S/122.7 million (approximately $35.1 million as of March 31, 2026) to build two educational infrastructure projects and one health project under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Arequipa Region: The Company has allocated S/168.2 million (approximately $48.1 million as of March 31, 2026) to build three educational infrastructure projects and S/6.3 million (approximately $1.8 million as of March 31, 2026) to finance previous studies for infrastructure projects, under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Cajamarca Region: The Company has allocated S/0.7 million (approximately $0.2 million as of March 31, 2026) to finance the pre-investment studies of a health project under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

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

Mexican operations:

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

Corporate operations:

Commitment for capital projects

As of March 31, 2026, the Company had committed approximately $1,486.9 million to capital investment project developments.

Tax contingency matters: Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 4 “Income taxes”).

NOTE 10 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the three-month periods ended March 31, 2026 and 2025 was as follows (in millions):

	2026	2025
Southern Copper common shares
Balance as of January 1,	$1,625.4	$2,337.3
Dividends paid in common stock	(172.8)	(143.2)
Used for corporate purposes	(0.1)	(0.1)
Balance as of March 31,	1,452.5	2,194.1

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	408.8	363.4
Other activity, including dividend, interest and foreign currency translation effect	9.2	(3.3)
Balance as of March 31,	418.0	360.1
Treasury stock balance as of March 31,	$1,870.5	$2,554.1

As of March 31, 2026 and December 31, 2025, 58,531,045 and 65,497,804 shares of SCC’s common stock were in Treasury, respectively.

Common Stock:

Dividends paid in common stock:

On February 27, 2026, the Company paid a dividend of 0.0085 shares per common share, which represented a reduction of 6,961,959 shares of common stock in treasury for a total of $172.8 million.

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

For the first three months of 2026 and 2025, the stock-based compensation expense associated with the Plan totaled $1.0 million and $0.3 million, respectively.

The activity of the Plan for the three-month periods ended March 31, 2026 and 2025 was as follows:

	2026	2025
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(454,000)	(444,400)
Granted in the period	(4,800)	(3,200)
Total shares granted at March 31,	(458,800)	(447,600)
Remaining shares reserved	141,200	152,400

Parent Company common shares:

Total common shares of Grupo Mexico held by the treasury stood at 51,328,315 and 52,355,259 as of March 31, 2026 and December 31, 2025, respectively.

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

The stock based compensation expense for the three-month periods ended March 31, 2026 and 2025 and the unrecognized compensation expense under this plan were as follows (in millions):

	2026	2025
Stock based compensation expense	$0.2	$0.2
Unrecognized compensation expense	$0.1	$0.8

The following table presents the stock award activity of this plan for the three-month periods ended March 31, 2026 and 2025:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2026	1,202,943	$1.86
Granted	—	—
Exercised	(20,302)	$1.86
Forfeited	—	—
Outstanding shares at March 31, 2026	1,182,641	$1.86
Outstanding shares at January 1, 2025	1,901,089	$1.86
Granted	—	—
Exercised	(593,927)	$1.86
Forfeited	—	—
Outstanding shares at March 31, 2025	1,307,162	$1.86

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

The following table presents the stock award activity of this plan for the three-month period ended March 31, 2026:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2026	2,496,658	$4.51
Granted	—	—
Exercised	—	—
Forfeited	(16,109)	4.51
Outstanding shares at March 31, 2026	2,480,549	$4.51

The stock-based compensation expense and the unrecognized compensation expense under this plan for the three-month periods ended March 31, 2026 and 2025 were as follows (in millions):

	2026	2025
Stock based compensation expense	$0.1	$—
Unrecognized compensation expense	$3.9	$—

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan to certain members of its executive management; to executive management at its subsidiaries; and to certain affiliated companies. Under this plan, participants will receive cash incentive bonuses to purchase shares of Grupo Mexico, which are deposited in a trust.

Non-controlling interest:

The following table presents the non-controlling interest activity for the three-month periods ended March 31, 2026 and 2025 (in millions):

	2026	2025
Balance as of January 1,	$66.8	$66.6
Net earnings	5.0	3.2
Dividend paid	(0.0)	(1.3)
Balance as of March 31,	$71.8	$68.4

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (excluding accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table, which provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025 (in millions):

	At March 31, 2026		At December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:

Long-term debt level 1	$6,700.7	$6,745.1	$6,699.5	$7,009.5
Long-term debt level 2	51.2	55.6	51.2	55.1
Total long-term debt	$6,751.9	$6,800.7	$6,750.7	$7,064.6

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of March 31, 2026 and December 31, 2025 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$434.0	$434.0	$—	$—
—Available-for-sale debt securities:
Corporate bonds	—	—	—	—
Asset backed securities	—	—	—	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	1,248.2	1,248.2	—	—
Molybdenum	425.4	425.4	—	—
Zinc	46.5	46.5	—	—
Total	$2,154.2	$2,154.1	$0.1	$—

(*) Less than $0.1 million

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$604.5	$604.5	$—	$—
—Available-for-sale debt securities:
Asset backed securities	—	—	—	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	1,297.5	1,297.5	—	—
Molybdenum	383.8	383.8
Zinc	80.3	80.3	—	—
Total	$2,366.3	$2,366.2	$0.1	$—

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

NOTE 12 — REVENUE:

The geographic breakdown of the Company’s sales is attributed to countries based on location of customer, and is summarized as follows (in millions):

	Three Months Ended March 31, 2026
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$934.7	$238.5	$—	$1,173.2	$(92.0)	$1,081.2
United States	291.3	4.1	289.2	584.7	—	584.7
Peru	—	—	292.5	292.5	—	292.5
Brazil	—	9.5	212.4	221.9	—	221.9
Chile	—	—	181.3	181.3	—	181.3
Other American countries	15.7	—	5.1	20.9	—	20.9
Europe:
Switzerland	252.0	42.1	178.1	472.2	—	472.2
Italy	—	5.8	122.7	128.6	—	128.6
Spain	163.8	—	40.8	204.6	—	204.6
Other European countries	287.3	18.5	124.8	430.5	—	430.5
Asia:
China	309.4	—	21.2	330.7	—	330.7
Singapore	30.8	—	2.1	32.8	—	32.8
Japan	116.1	—	102.2	218.3	—	218.3
Other Asian countries	42.4	—	8.9	51.2	—	51.2
Total	$2,443.5	$318.5	$1,581.3	$4,343.4	$(92.0)	$4,251.4

	Three Months Ended March 31, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$725.2	$135.9	$0.2	$861.3	$(48.2)	$813.1
United States	286.0	—	123.1	409.1	—	409.1
Peru	—	1.2	224.3	225.5	(0.7)	224.8
Brazil	—	7.3	130.1	137.3	—	137.3
Chile	—	—	109.6	109.6	—	109.6
Other American countries	11.6	—	2.0	13.5	—	13.5
Europe:
Switzerland	219.7	5.6	168.4	393.7	—	393.7
Italy	—	5.3	100.1	105.4	—	105.4
Spain	108.7	—	50.9	159.6	—	159.6
Other European countries	3.0	0.2	186.9	190.0	—	190.0
Asia:
China	279.7	—	3.9	283.6	—	283.6
Singapore	19.2	—	23.8	43.0	—	43.0
Japan	81.7	—	133.8	215.5	—	215.5
Other Asian countries	14.7	—	8.8	23.5	—	23.5
Total	$1,749.4	$155.5	$1,266.0	$3,170.8	$(48.9)	$3,121.9

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three-month periods ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31, 2026
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$1,752.7	$42.4	$1,213.6	$3,008.7	$(26.1)	$2,982.6
Molybdenum	230.1	—	215.4	445.5	—	445.5
Silver	321.4	164.7	102.7	588.8	(57.3)	531.5
Zinc	64.7	87.3	—	152.0	(7.0)	145.0
Other	74.6	24.2	49.6	148.4	(1.6)	146.8
Total	$2,443.5	$318.5	$1,581.3	$4,343.4	$(92.0)	$4,251.4

	Three Months Ended March 31, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$1,379.2	$21.3	$1,049.6	$2,450.1	$(18.1)	$2,432.0
Molybdenum	164.4	—	136.1	300.5	—	300.5
Silver	100.3	49.5	49.4	199.3	(22.6)	176.6
Zinc	51.5	67.4	—	118.9	(7.5)	111.4
Other	53.9	17.2	30.9	102.0	(0.7)	101.4
Total	$1,749.4	$155.5	$1,266.0	$3,170.8	$(48.9)	$3,121.9

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated

As of March 31, 2026:
Trade receivables	$1,182.4	$115.8	$718.1	$2,016.3	$—	$2,016.3
Related parties, current	27.6	40.2	0.6	68.4	(56.5)	11.9

As of December 31, 2025:
Trade receivables	$1,149.9	$91.9	$709.5	$1,951.2	$—	$1,951.2
Related parties, current	47.9	52.6	0.1	100.6	(84.3)	16.2

As of March 31, 2026, the Company has long-term contracts with promises to deliver the following products in 2026:

Copper contained in concentrates (in tonnes)	165,000
Copper cathodes (in tonnes)	70,200
Molybdenum concentrates (in tonnes)	24,747
Sulfuric acid (in tonnes)	201,400

Provisionally priced sales: As of March 31, 2026, the Company has recorded provisionally priced sales of copper and zinc at average forward prices per pound, and molybdenum at the March 31, 2026 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) copper prices, LME zinc prices and Dealer Oxide molybdenum prices in the future month of settlement.

The following are the provisionally priced copper, molybdenum and zinc sales outstanding as of March 31, 2026:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	236.5	5.59	April 2026 through August 2026
Molybdenum	16.5	26.50	April 2026 through July 2026
Zinc	47.9	1.47	April 2026 through July 2026

The provisional sales price adjustment included in accounts receivable and net sales as of March 31, 2026 incorporates a negative adjustment of $31.6 million for copper, and positive adjustments of $16.2 million for molybdenum and $3.2 million for zinc.

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

Financial information relating to Southern Copper Corporation’s segments is as follows:

	Three Months Ended March 31, 2026
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$2,432.9	$237.2	$1,581.3	$4,251.4	$—	$4,251.4
Intersegment sales	10.6	81.4		92.0	(92.0)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	888.1	149.8	557.8	1,595.7	(96.9)	1,498.8
Selling, general and administrative	16.9	5.6	10.4	32.9	2.9	35.8
Depreciation, amortization and depletion	109.6	20.5	85.9	216.0	9.7	225.7
Exploration	1.3	1.9	3.5	6.7	4.1	10.8
Operating income	$1,427.5	$140.8	$923.7	$2,492.1	$(11.7)	2,480.4
Less:
Interest, net						(43.0)
Other income (expense)						6.7
Income before income taxes						$2,444.1
Capital investment	$170.5	$33.5	$235.7	$439.7	$2.2	$441.9
Property and mine development, net	$5,177.9	$816.0	$4,060.1	$10,054.1	$414.0	$10,468.1
Total assets	$9,798.4	$1,517.3	$5,575.1	$16,890.7	$5,039.2	$21,929.9

	Three Months Ended March 31, 2025
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$1,749.4	$106.5	$1,266.0	$3,121.9	$—	$3,121.9
Intersegment sales	—	48.9	—	48.9	(48.9)	0.0
Cost of sales (exclusive of depreciation, amortization and depletion)	668.0	112.0	597.1	1,377.2	(58.0)	1,319.2
Selling, general and administrative	16.9	2.7	9.0	28.7	3.0	31.7
Depreciation, amortization and depletion	97.7	19.8	94.5	212.0	11.7	223.8
Exploration	1.3	2.4	3.8	7.5	4.2	11.7
Operating income	$965.5	$18.4	$561.5	$1,545.5	$(9.9)	1,535.5
Less:
Interest, net						(43.2)
Other income (expense)						(13.7)
Income before income taxes						$1,478.5
Capital investment	$134.6	$21.4	$160.1	$316.1	$1.7	$317.8
Property and mine development, net	$4,951.1	$794.9	$3,816.9	$9,562.9	$371.7	$9,934.6
Total assets	$9,185.2	$1,214.5	$5,295.6	$15,695.3	$4,096.0	$19,791.2

NOTE 14 — EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in millions except per share data):

	Three Months Ended
	March 31,
	2026	2025

Net income	$1,581.9	$949.1
Less: Net income attributable to the non-controlling interest	5.0	3.2
Net income attributable to SCC	$1,576.9	$945.9

Weighted average common shares outstanding-basic and diluted	821.7	821.6

Basic and diluted net income per share:
Common shares-basic and diluted	$1.92	$1.15

On May 19, 2025 and September 4, 2025, the Company paid stock dividends of 0.0099 and 0.0101 shares per common share, respectively. Additionally, on November 28, 2025 and February 27, 2026, the Company paid a stock dividend of 0.0085 shares per common share. Earnings per share have been adjusted retroactively to reflect these changes in capital structure, in accordance with GAAP.

NOTE 15 — SUBSEQUENT EVENTS:

Appointment of Principal Officers:

On April 13, 2026, the Company announced that Mr. Oscar Gonzalez Rocha, the Company’s President, Chief Executive Officer, and a member of the Board of Directors, passed away unexpectedly on April 7, 2026. On April 23, 2026, the Board of Directors appointed Leonardo Contreras Lerdo de Tejada to serve as Chief Executive Officer of the Company.

Dividends:

On April 23, 2026, the Board of Directors authorized a quarterly cash dividend of $1.00 per share of common stock and a stock dividend of 0.0100 shares of common stock per share of common stock, payable on May 29, 2026 to shareholders of record at the close of business on May 13, 2026.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $187.45, which is the average of the high and low share price on April 23, 2026.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that management believes is relevant to an assessment and understanding of the condensed consolidated financial condition and results of operations of Southern Copper Corporation and its subsidiaries (collectively, “SCC”, “the Company”, “our”, and “we”). This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our annual report on Form 10-K for the year ended December 31, 2025.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the first quarter of 2026, 70.2% of our revenue came from the sale of copper; 12.5% from silver; 10.5% from molybdenum; 3.4% from zinc; and 3.4% from other products, including gold, sulfuric acid, and other materials.

●	Copper: In the first quarter of 2026, copper prices per pound reported stronger performance, with the LME price increasing from $4.24 to $5.83 (+37.5%) and the COMEX price rising from $4.57 to $5.80 (+26.9%). Based on current supply and demand dynamics, we estimate a copper market deficit of 315,000 tonnes for 2026. Copper inventories worldwide stood at 1,234,000 tonnes as of April 21, 2026. We estimate that this inventory currently covers approximately 16 days of global demand.

●	Silver: Represented 12.5% of our sales in the first quarter of 2026, and became our most significant by-product during the period. Prices averaged $83.33 per ounce in the first quarter of 2026, compared to $32.31 in the same period of 2025 (+157.9%). This strong increase in prices, together with higher sales volumes of silver (+11.6%), led silver to top the list of significant by-products this quarter. We believe that silver prices will be supported by demand for industrial use and precious metals.

●	Molybdenum: Accounted for 10.5% of our sales in the first quarter of 2026. Prices for molybdenum averaged $25.37 per pound in the first quarter of 2026, compared to $20.43 in the same period of 2025, representing a 24.2% increase.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness, corrosion and heat resistance. New uses for this metal are associated with lubricants, sulfur filtering of heavy oils and shale gas production.

For 2026, we believe that prices will hold at the current level of about $22.00 per pound due to high demand for stainless steel in China and given its diverse applications in critical industries.

●	Zinc: Average zinc prices increased 14.0% in the first quarter of 2026 versus the same period of 2025. Zinc represented 3.4% of our sales in the first quarter of 2026.

●	Production: In 2026, we expect our copper production to reach 915,400 tonnes, which is 4,000 tonnes above our planned target of 911,400 tonnes.

Regarding by-products, we expect to produce 166,800 tonnes of zinc in 2026, which is 1% above our initial plan. We also expect to produce 27,400 tonnes of molybdenum in 2026, which represents an increase of 5% compared to our initial plan. For silver, we expect to produce 24 million ounces in 2026, an increase of 1.3% compared our initial goal.

●	Capital Investments: In the first quarter of 2026, we spent $441.9 million on capital investments; this represented 28.3% of net income and an increase of 39.0% compared to the amount registered in the same period of 2025.

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

Earnings: The table below highlights key financial and operational data of our Company for the three-month period ended March 31, 2026 and 2025 (in millions, except copper price, percentages and per share amounts):

	Three months ended March 31,
	2026	2025	Variance	% Change
Copper price LME	5.83	4.24	1.59	37.5%
Copper price COMEX	5.80	4.57	1.23	26.9%
Pounds of copper sold	511.0	537.0	(26.1)	(4.9)%
Net sales	$4,251.4	$3,121.9	$1,129.5	36.2%
Operating income	$2,480.4	$1,535.5	$944.9	61.5%
Net income attributable to SCC	$1,576.9	$945.9	$631.0	66.7%
Earnings per share	$1.92	$1.15	$0.77	66.8%
Cash dividends paid	$1.00	$0.70	$0.30	42.9%
Stock dividends paid	$1.53	$0.70	$0.83	118.6%

Net sales in the first quarter of 2026 totaled $4,251.4 million, representing a 36.2% increase compared to the same period in 2025. This performance was mainly supported by growth in the sales volumes of silver (+11.6%) and zinc (+16.4%), together with higher prices for copper (+37.5% LME; +26.9% COMEX), silver (+157.9%), molybdenum (+24.2%), and zinc (+14.0%). These positive effects were partially offset by a decrease in the sales volumes of copper (-4.9%) and molybdenum (-2.8%).

Net income attributable to SCC for the first quarter of 2026 reached $1,576.9 million, representing an increase of 66.7% compared to the same period in 2025. This performance was mainly supported by higher net sales (+36.2%), driven mainly by stronger metal prices. These positive effects were partially offset by higher operating costs (+11.6%) and an increase in income taxes (+67.2%).

Production: The table below highlights our mine production data for the three-month period ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025	Variance	% Change
Copper (in million pounds)	508.3	529.6	(21.3)	(4.0)%
Molybdenum (in million pounds)	16.6	16.9	(0.4)	(2.2)%
Silver (in million ounces)	6.0	5.4	0.6	11.1%
Zinc (in million pounds)	88.5	86.8	1.7	2.0%

The table below highlights our copper mine production data for the three-month period ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Copper (in million pounds):	2026	2025	Variance	% Change
Toquepala	128.7	140.5	(11.8)	(8.4)%
Cuajone	80.3	91.2	(10.9)	(11.9)%
La Caridad	64.4	61.0	3.4	5.5%
Buenavista	229.4	231.2	(1.8)	(0.8)%
IMMSA	5.4	5.7	(0.3)	(4.6)%
Total mined copper	508.3	529.6	(21.3)	(4.0)%

First quarter: Copper mine production in the first quarter of 2026 stood at 508.3 million pounds, reflecting a 4.0% decrease compared to the same period of 2025. This decline was mainly attributed to lower production at Cuajone (-11.9%, which was attributable to a decrease in ore grades and mineral milled); Toquepala (-8.4%; due to lower ore grades); IMMSA (-4.6%; due to lower ore grades) and Buenavista (-0.8%; due to lower ore grades and recoveries). These effects were slightly offset by higher production at La Caridad (+5.5%; driven by improved recoveries, ore grades and increased SX-EW production).

Silver mine production increased 11.1% in the first quarter of 2026 compared to the same period of 2025. This growth was mainly driven by higher production at our La Caridad (+22.1%), Buenavista (+20.7%) and IMMSA (+10.8%) operations. However, this positive performance was slightly offset by lower production at our Cuajone (-7.5%) and Toquepala (-1.6%) mines.

Molybdenum production decreased 2.2% in the first quarter of 2026 compared to the same period in 2025. This decline was mainly driven by lower production at our Buenavista (-19.2%) and IMMSA (-0.9%) operations, primarily due to lower ore grades. These decreases were partially offset by higher production at Toquepala (+5.6%) and Cuajone (+1.0%), reflecting improved ore grades and recoveries.

Zinc production increased 2.0% in the first quarter of 2026 compared to the same period in 2025. This growth was mainly driven by higher production at our IMMSA operations (+9.1%). These increases were partially offset by lower production at our Buenavista Zinc concentrator (-1.9%).

Operating Cash Costs: An overall benchmark that we use, which is a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 55. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three-month period ended March 31, 2026 and 2025:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended March 31,
	2026	2025	Variance	% Change
Total operating cash cost before by‑product revenues	$1,136.0	$1,050.2	$85.8	8.2%
Total by‑product revenues	$(1,188.6)	$(658.5)	$(530.1)	80.5%
Total operating cash cost net of by‑product revenues	$(52.6)	$391.7	$(444.3)	(113.4)%
Total pounds of copper produced(2)	492.8	511.6	(18.9)	(3.7)%
Operating cash cost per pound before by‑product revenues	$2.31	$2.05	$0.25	12.3%
By‑product revenues per pound	$(2.41)	$(1.29)	$(1.13)	87.4%
Operating cash cost per pound net of by‑product revenues	$(0.11)	$0.77	$(0.87)	(113.9)%
(1)	These are non-GAAP measures. Please see page 55 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

In the first quarter of 2026, the operating cash cost per pound before by-product revenues increased from $2.05 in 1Q25 to $2.31 (+12.3%). This increase was mainly driven by the unit cost effect of a decline in copper production (-3.7%) and by higher production costs (+11.6%). By-product revenues per pound rose 87.4%, from $1.29 to $2.41. As a result, the operating cash cost per pound net of by-product revenues improved significantly, shifting from a cost of $0.77 per pound to a credit of ($0.11) per pound, boosted primarily by growth in by-product revenues from silver, molybdenum, and zinc.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, and for copper, molybdenum, zinc and silver in particular.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining nine months of 2026, assuming that expected metal production and sales are achieved; tax rates remain unchanged and giving no effects relative to potential cost changes, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$89.2	$26.5	$19.4	$10.6

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

Capital Investment Programs: We made capital investments of $441.9 million in the first quarter of 2026, compared to $317.8 million in the same period of 2025. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

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

Tia Maria - Arequipa: This greenfield project, located in Arequipa, Peru, will use state of the art SX-EW technology that meets the highest international environmental standards and has the capacity to produce 120,000 tonnes of SX- EW copper cathodes per year. Operations are expected to begin in the third quarter of 2027.

Project update: As of March 31, 2026, the Company has committed $948 million across various project activities. Large-scale earthmoving works have moved 7.5 million tons of material from La Tapada deposit. The majority of purchase orders for major equipment have been issued. Regarding the SX-EW process, purchase orders have been placed for key equipment with state-of-the-art technology.

Regarding energy supply, foundation works at the main electrical substation, as well as work to build the 220kV transmission line, are underway. In parallel, large-scale earthworks for the grading of the main dry and wet area components are in their final stage, setting the groundwork for civil construction in key areas for secondary and tertiary crushing (dry area), solvent extraction (SX), and electrowinning (EW) (wet area) among others.

At the end of the first quarter of 2026, progress at Tia Maria stood at 32.5%, and 4,207 new jobs have been generated; 815 of these positions were filled with local applicants. To the fullest extent possible, we intend to fill the 5,000 jobs estimated to be required during Tia Maria´s construction phase prioritizing workers from the Islay province.

Projects in Mexico:

SCC has several projects in its Mexican pipeline that may boost organic growth if they are found to be of value for both stakeholders and the communities in which we operate. These projects are Angangueo, Chalchihuites and the Empalme Smelter, which are expected to bolster our position as a fully integrated copper producer. We are engaged in talks with the current administration to continue rolling out SCC’s Mexican investments for $10.2 billion.

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

Project update: As of March 31, 2026, we continue to implement environmental and social programs in the communities of Tapayrihua and Tiaparo, which are located within the direct area of influence of the Los Chancas Mining Project. Despite these efforts, the presence of illegal miners within the project area has prevented the project from further progress. In this context, the Company continues to work with the relevant authorities to regain control of the project area.

Michiquillay Project - Cajamarca: In June 2018, Southern Copper signed a contract for the acquisition of the Michiquillay project in Cajamarca, Peru. Michiquillay is a world-class mining project with inferred mineral resources of 2,288 million tonnes and an estimated copper grade of 0.43%. When developed, we expect Michiquillay to produce 225,000 tonnes of copper per year (along with by-products of molybdenum, gold and silver) for an initial mine life of more than 25 years. We estimate an investment of approximately $2.5 billion will be required and expect production start-up by 2032.

Project update: Development of the geotechnical, hydrological, and hydrogeological studies is ongoing. In addition, studies related to the project’s reserve estimation and mine plan have commenced.

El Arco - Baja California: This is a world-class copper deposit located in the central part of the Baja California peninsula with ore reserves of over 1,230 million tonnes of sulfides with an average ore grade of 0.40% and 141 million tonnes of leach material with an average ore grade of 0.27%. The project includes an open-pit mine with a combined 120 ktpd concentrator and 28 ktpy SX-EW operations.

Under the Mexican constitution, the government is solely responsible for electric energy transmission. The Comisión Federal de Electricidad (CFE), as the competent government entity, must interconnect the Baja California peninsula with the rest of the country. In this context, our project’s initiation is dependent on action at the Mexican government level.

Detailed engineering is still underway for the concentrator, SX-EW plant, water desalination facilities, logistics infrastructure and power delivery.

The aforementioned information is based solely on estimates. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”) PRACTICES

For the fifth consecutive year, S&P Global included SCC in its Sustainability Yearbook, which recognizes companies that rank within the top 15% for corporate sustainability performance. In 2025, Southern Copper ranked 4th among 256 companies in the Mining and Metals sector and stood in the top 2% of best performers. Notably, SCC also led the ranking for copper mining companies.

Southern Copper Corporation was recognized by Morningstar Sustainalytics as an ESG Industry Leader. SCC ranked 7th among 215 companies in the metals sector with diversified operations for its performance in environmental, social and governance risk management.

The National Water Authority recognizes our water management efforts in Peru. Southern Peru was awarded the “Certificado Azul” and the distinction of “Water-Responsible and Community-Supportive Company” within the framework of the Water Footprint Reduction and Shared Value program, for the efficient management of water at our

Toquepala operations and for our contributions to strengthening agriculture in Ilabaya and Candarave (Tacna region), including the restoration of 61 hectares of terraces and traditional crops, benefiting 720 farmers.

Certificate for Conservation. Tandem Global, an international organization specialized in conservation and habitat management certification, recognized our Buenavista del Cobre Mine (BVC) for its biodiversity conservation efforts in the Sierra La Elenita ecosystem in Cananea, Sonora.

We drive talent development through our Scholarship program. Each year, more than 9,000 individuals benefit from our educational, sports, and cultural programs in the communities where we operate. In 2026, we awarded scholarships to seven gifted students to continue their professional education at universities in Mexico and the United States, in recognition of their achievements in disciplines such as music, cinema, and sports.

ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations, as well as quantitative and qualitative disclosures about market risks, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We make our best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: ore reserves, revenue recognition, ore stockpiles on leach pads and related amortization, estimated impairment of assets, asset retirement obligations, determination of discount rates related to the financial lease liabilities, classification of operating leases versus finance leases, valuation allowances for deferred tax assets, unrecognized tax benefits and fair value of financial instruments. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three-month period ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
Statement of Earnings Data	2026	2025	Variance	% Change
Net sales	$4,251.4	$3,121.9	$1,129.5	$36.2%
Operating costs and expenses	(1,771.0)	(1,586.4)	(184.7)	11.6%
Operating income	2,480.4	1,535.5	944.9	61.5%
Non‑operating income (expense)	(36.3)	(57.0)	20.7	(36.4)%
Income before income taxes	2,444.1	1,478.5	965.6	65.3%
Income taxes	(891.0)	(532.8)	(358.2)	67.2%
Equity earnings of affiliate	28.7	3.3	25.4	760.8%
Net income attributable to non‑controlling interest	(5.0)	(3.2)	(1.8)	55.5%
Net income attributable to SCC	$1,576.9	$945.9	$631.0	$66.7%

Net sales in the first quarter of 2026 totaled $4,251.4 million, representing a 36.2% increase compared to the same period in 2025. This performance was mainly supported by an increase in the sales volumes of silver (+11.6%) and zinc (+16.4%) and by higher prices for copper (+37.5% LME; +26.9% COMEX), silver (+157.9%), molybdenum (+24.2%), and zinc (+14.0%). These positive effects were partially offset by lower sales volumes of copper (-4.9%) and molybdenum (-2.8%).

Net income attributable to SCC for the first quarter of 2026 reached $1,576.9 million, representing an increase of 66.7% compared to the same period in 2025. This performance was mainly supported by higher net sales (+36.2%), which rose mainly on the back of stronger metal prices and by-product volumes (silver/zinc) in the first quarter of 2026. These positive effects were partially offset by increases in operating costs (+11.6%) and income taxes (+67.2%).

The table below outlines the average published market metal prices for our metals for the three-month period ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	% Change
Copper price ($per pound—LME)	$5.83	$4.24	37.5%
Copper price ($per pound—COMEX)	$5.80	$4.57	26.9%
Molybdenum price ($per pound)(1)	$25.37	$20.43	24.2%
Zinc price ($per pound—LME)	$1.47	$1.29	14.0%
Silver price ($per ounce—COMEX)	$83.33	$32.31	157.9%
(1)	Platts Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three-month period ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
Sales as a percentage of total net sales	2026	2025
Copper	70.2%	77.9%
Molybdenum	10.5%	9.6%
Silver	12.5%	5.7%
Zinc	3.4%	3.6%
Other by‑products	3.4%	3.2%
Total	100.0%	100.0%

The table below provides our copper sales by type of product for the three-month period ended March 31, 2026 and 2025. The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

	Three Months Ended March 31,
Copper Sales (million pounds)	2026	2025	Variance	% Change
Refined (including SX‑EW)	287.2	250.3	36.8	14.7%
Rod	81.5	91.5	(10.0)	(11.0)%
Concentrates and other	142.3	195.2	(52.9)	(27.1)%
Total	511.0	537.0	(26.1)	(4.9)%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three-month periods ended March 31, 2026 and 2025:

	Three months ended March 31,
Copper Sales by product type	2026	2025
Refined (including SX‑EW)	56.2%	46.6%
Rod	15.9%	17.0%
Concentrates and other	27.9%	36.3%
Total	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended March 31,
	2026	2025
Power	13.3%	12.9%
Labor	13.4%	11.9%
Fuel	15.1%	15.2%
Maintenance	24.0%	24.8%
Operating material	17.5%	18.9%
Other	16.7%	16.3%
Total	100.0%	100.0%

First quarter: Operating costs and expenses were $1,771.0 million for the first quarter of 2026, compared to $1,586.4 million for the same period of 2025. The increase of $184.7 million was primarily due to:

Operating cost and expenses for the first quarter of 2025			$1,586.4
Plus:
•	Increase in volume and cost of metals purchased from third parties.		77.4
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		102.2
	- Solidarity contribution for social and development programs in Sonora, Mexico	28.7
	- Labor expenses	20.7
	- Workers participation	18.0
	- Leachable material	17.0
	- Sales expenses	13.7
	- Energy costs	9.4
	- Fuel	6.8
	- Mining royalties	4.5
	- Other net, partially offset by	39.7
	- Exchange rate variance	(31.6)
	- Inventory variance	(24.8)
•	Increase in selling, general and administrative expenses.		4.1
•	Increase in depreciation, amortization and depletion expense.		1.9
Less:
•	Decrease in exploration expense.		(0.9)
Operating cost and expenses for the first quarter of 2026			$1,771.0

NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense) represented a net expense of $36.3 million for the three-month period ended on March 31, 2026, compared to a net expense of $57.0 million for the same period of 2025.

First quarter: The $20.7 million decrease in the expense level was due to:

●	$20.5 million decrease in net miscellaneous expenses, as the 2025 figure included a $9.9 million asset impairment at the Tia Maria project.
●	$2.1 million decrease in interest expense, net of capitalized interest; and partially offset by
●	$1.8 million decrease in interest income due to lower interest rates.

INCOME TAXES

	Three Months Ended
	March 31,
	2026	2025
Provision for income taxes ($ in millions)	$891.0	$532.8
Effective income tax rate	36.5%	36.0%

In addition to the income taxes of Peru, Mexico and the United States, the provision for income taxes also includes the mining royalties from Peru and Mexico and the Peruvian special mining tax.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three-month period ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Copper Sales (million pounds)	2026	2025	Variance	% Change
Peruvian operations	207.8	246.3	(38.5)	(15.6)%
Mexican open‑pit	300.6	290.2	10.4	3.6%
Mexican IMMSA unit	7.5	5.3	2.2	42.7%
Other and intersegment elimination	(4.9)	(4.7)	(0.2)	3.8%
Total copper sales	511.0	537.0	(26.1)	(4.9)%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three-month period ended March 31, 2026 and 2025:

	Three Months Ended March 31,
By‑product Sales (million pounds, except silver—million ounces)	2026	2025	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	8.1	7.7	0.4	4.5%
Silver	1.3	1.7	(0.4)	(24.3)%
Mexican open‑pit operations:
Molybdenum contained in concentrate	8.5	9.3	(0.8)	(8.9)%
Zinc	42.0	33.0	9.0	27.4%
Silver	3.9	3.1	0.8	24.6%
IMMSA unit
Zinc‑refined and in concentrate	51.7	47.5	4.2	8.7%
Silver	1.8	1.6	0.2	13.5%
Other and intersegment elimination
Silver	(0.6)	(0.7)	0.1	(11.5)%
Zinc	—	—	—	—%
Total by‑product sales
Molybdenum contained in concentrate	16.6	17.0	(0.5)	(2.8)%
Zinc‑refined and in concentrate	93.7	80.5	13.2	16.4%
Silver	6.3	5.7	0.7	11.6%

Peruvian Open-pit Operations:

	Three Months Ended March 31,
	2026	2025	Variance	% Change
Net sales	$1,581.3	$1,266.0	$315.4	24.9%
Operating costs and expenses	(657.6)	(704.5)	46.9	(6.7)%
Operating income	$923.7	$561.5	$362.3	64.5%

Net sales in the first quarter of 2026 increased by $315.4 million compared to the same period in 2025. This improvement was mainly supported by an increase in sales volumes of molybdenum (+4.5%) and by higher prices for copper (+37.5%, LME), silver (+157.9%), and molybdenum (+24.2%). These positive effects were partially offset by a decrease in the sales volumes of copper (-15.6%) and silver (-24.3%).

Operating costs and expenses were $657.6 million for the first quarter of 2026 compared to $704.5 million for the same period of 2025. The decrease of $46.9 million was primarily due to:

Operating costs and expenses for the first quarter of 2025			$704.5
Less:
•	Decrease in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to:		(38.6)
	- Exchange rate variance	(16.8)
	- Inventory variance, partially offset by	(68.4)
	- Workers participation	31.7
	- Labor expenses	6.2
	- Energy costs	4.5
	- Other, net	4.2
•	Decrease in depreciation, amortization and depletion expense.		(8.6)
•	Decrease in cost of metals purchased from third parties.		(0.7)
•	Decrease in exploration expenses.		(0.3)
Plus:
•	Increase in selling, general and administrative expenses.		1.4
Operating costs and expenses for the first quarter of 2026			$657.6

Mexican Open-pit Operations:

	Three Months Ended March 31,
	2026	2025	Variance	% Change
Net sales	$2,443.5	$1,749.4	$694.1	39.7%
Operating costs and expenses	(1,016.0)	(783.9)	(232.1)	29.6%
Operating income	$1,427.5	$965.5	$462.0	47.9%

Net sales in the first quarter of 2026 increased by $694.1 million compared to the same period in 2025. This growth was mainly supported by an increase in the sales volumes of copper (+3.6%), silver (+24.6%) and zinc (+27.4%) and by higher prices for copper (+26.9%, COMEX), silver (+157.9%), zinc (+14.0%), and molybdenum (+24.2%). These positive effects were slightly offset by lower sales volumes of molybdenum (-8.9%).

Operating costs and expenses were $1,016.0 million for the first quarter of 2026 compared to $783.9 million for the same period of 2025. The increase of $232.1 million was primarily due to:

Operating costs and expenses for the first quarter of 2025			$783.9
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		125.2
	- Solidarity contribution for social and development programs in Sonora, Mexico	28.7
	- Inventory variance	44.8
	- Leachable material	22.1
	- Sales expenses	10.3
	- Labor expenses	8.3
	- Repairing materials, principally heavy equipment spare parts	7.9
	- Fuel	3.5
	- Other net, partially offset by	23.7
	- Exchange rate variance	(15.1)
	- Workers participation	(8.9)
•	Increase in volume and cost of metals purchased from third parties.		94.9
•	Increase in depreciation, amortization and depletion expense.		11.9
	Increase in exploration expense.		0.1
•	Increase in selling, general and administrative expenses.		(*)
Operating costs and expenses for the first quarter of 2026			$1,016.0

(*) Less than $0.1 million.

Mexican Underground Operations (IMMSA):

	Three Months Ended March 31,
	2026	2025	Variance	% Change
Net sales	$318.5	$155.5	$163.1	104.9%
Operating costs and expenses	(177.8)	(137.0)	(40.7)	29.7%
Operating income	$140.8	$18.4	$122.4	663.4%

Net sales in the first quarter of 2026 increased by $163.1 million compared to the same period in 2025. This growth was mainly supported by an increase in the sales volumes of copper (+42.7%), silver (+13.5%) and zinc (+8.7%) and by higher prices for copper (+26.9%, COMEX), silver (+157.9%) and zinc (+14.0%).

Operating costs and expenses were $177.8 million for the first quarter of 2026 compared to $137.0 million for the same period of 2025. The increase of $40.7 million was primarily due to:

Operating costs and expenses for the first quarter of 2025			$137.0
Plus:
•	Increase in volume and cost of metals purchased from third parties.		21.6
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		16.1
	- Operations contractors	7.7
	- Labor expenses	6.2
	- Repairing materials, principally heavy equipment spare parts	3.5
	- Energy costs	3.5
	- Exchange rate variance	1.8
	- Other net, partially offset by	6.7
	- Workers participation	(13.2)
•	Increase in selling, general and administrative expenses.		2.8
•	Increase in depreciation, amortization and depletion expense.		0.7
Less:
•	Decrease in exploration expense.		(0.5)
Operating costs and expenses for the first quarter of 2026			$177.8

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the three-month period ended March 31, 2026 and 2025 (in millions):

	2026	2025	Variance
Net cash provided by operating activities	$1,694.5	$721.4	$973.1
Net cash used in investing activities	$(271.3)	$(290.7)	$19.3
Net cash (used in) provided by financing activities	$(819.1)	$432.9	$(1,252.0)

Net cash provided by operating activities:

The change in net cash from operating activities for the three-month period ended March 31, 2026 and 2025 include, in millions, the following significant items:

	2026	2025	Variance	% Change
Net income	$1,581.9	$949.1	$632.7	66.7%
Depreciation, amortization and depletion	225.7	223.8	1.9	0.9%
(Benefit) provision for deferred income taxes	(34.8)	28.2	(63.0)	(223.6)%
(Gain) loss on foreign currency transaction effect	(17.6)	14.0	(31.6)	(225.8)%
Other adjustments to net income	(4.5)	11.3	(15.8)	(140.0)%
Change in operating assets and liabilities	(56.1)	(504.9)	448.8	(88.9)%
Net cash provided by operating activities	$1,694.5	$721.4	$973.1	134.9%

Three-month period ended March 31, 2026: Net income was $1,581.9 million, which represented approximately 93.3% of the net operating cash flow. The cash flow from operating assets and liabilities dropped $56.1 million due to the following:

●	$(65.1) million increase in trade accounts receivable, which was mainly attributable to an increase in metal prices in the first quarter of 2026.
●	$(109.9) million decrease in accounts payable and accrued liabilities, principally due to income tax payments made at our Peruvian and Mexican operations.
●	$97.4 million net decrease in inventory, which was primarily driven by a reduction in the work in process inventory.
●	$21.5 million decrease in other operating assets and liabilities, net.

Three-month period ended March 31, 2025: Net income was $949.1 million, which represented approximately 131.6% of the net operating cash flow. The cash flow from operating assets and liabilities decreased $504.9 million due to the following:

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

Net cash used in investing activities:

Three-month period ended March 31, 2026: Net cash used in investing activities included $441.9 million for capital investments. The capital investments included:

●	$206.2 million of investments at our Mexican operations:
●	$40.3 million for land for new projects,
●	$33.5 million for the IMMSA unit,
●	$23.0 million for the tailings deposits of the new concentrator at Buenavista,
●	$10.0 million for wells and recovered water conduction,
●	$103.3 million for replacement, maintenance expenditures and other projects, and
●	$(3.9) million increase in capital expenditures incurred but not yet paid.

●	$235.7 million of investments at our Peruvian operations:
●	$90.2 million for the Tia Maria project,
●	$6.0 million for the relocation of the electrical room and conveyor belt at the Cuajone concentrator,
●	$4.9 million for the relocation of the leaching crusher at Toquepala,
●	$3.0 million for the relocation of fuel storage tanks at the Cuajone mine,
●	$2.3 million for the cathode stripping machine at the Ilo refinery,
●	$55.2 million for replacement, maintenance expenditures and other projects,
●	$25.7 million for other minor projects with a budget below $1 million, and
●	$48.4 million decrease in capital expenditures incurred but not yet paid.

Investment activities in the first three months of 2026 included $170.5 million of net proceeds from short-term investments.

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

Dividends:

On April 23, 2026, the Board of Directors authorized a quarterly cash dividend of $1.00 per share of common stock and a stock dividend of 0.0100 shares of common stock per share of common stock, payable on May 29, 2026 to shareholders of record at the close of business on May 13, 2026.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $187.45, which is the average of the high and low share price on April 23, 2026.

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

Contractual Obligations:

There have been no material changes in our contractual obligations in the first quarter of 2026. Please see item 7 in Part II of our 2025 annual report on Form 10-K.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 40) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our condensed consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025
		$ per		$ per
	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$1,498.8	$3.04	$1,319.2	$2.58
Add:
Selling, general and administrative	35.8	0.07	31.7	0.06
Sales premiums, net of treatment and refining charges	(47.4)	(0.10)	(35.0)	(0.07)
Less:
Workers’ participation	(125.0)	(0.25)	(107.0)	(0.21)
Cost of metals purchased from third parties	(120.9)	(0.25)	(50.6)	(0.10)
Royalty charge and other, net	(27.6)	(0.06)	(22.3)	(0.04)
Inventory change	(77.6)	(0.16)	(85.7)	(0.17)
Operating Cash Cost before by‑product revenues	$1,136.0	$2.31	$1,050.2	$2.05
Add:
By‑product revenues(1)	(1,179.4)	(2.39)	(652.5)	(1.28)
Net revenue on sale of metal purchased from third parties	(9.2)	(0.02)	(6.0)	(0.01)
Add:
Total by‑product revenues	(1,188.6)	(2.41)	(658.5)	(1.29)
Operating Cash Cost net of by‑product revenues	$(52.6)	$(0.11)	$391.7	$0.77
Total pounds of copper produced (in millions)	492.8		511.6

(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025
		$ per		$ per
	$ millions	pound	$ millions	pound
Molybdenum	$(445.5)	$(0.90)	$(300.5)	$(0.59)
Silver	(478.2)	(0.97)	(156.6)	(0.31)
Zinc	(121.5)	(0.25)	(100.9)	(0.20)
Sulfuric Acid	(86.6)	(0.18)	(58.4)	(0.11)
Gold and others	(47.5)	(0.10)	(36.1)	(0.07)
Total	$(1,179.4)	$(2.39)	$(652.5)	$(1.28)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended March 31, 2026.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Given that our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three-month period ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Peru:
Peruvian inflation rate	3.2%	0.9%
Initial exchange rate	3.386	3.770
Closing exchange rate	3.495	3.677
Appreciation/(devaluation)	(3.2)%	2.5%
Mexico:
Mexican inflation rate	1.7%	0.9%
Initial exchange rate	17.967	20.268
Closing exchange rate	18.067	20.318
Appreciation/(devaluation)	(0.6)%	(0.2)%

Change in monetary position:

Assuming an exchange rate variance of 10% at March 31, 2026, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$26.5
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(32.4)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$12.5
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(15.3)

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended March 31, 2026.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2026, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2026, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of March 31, 2026, the related condensed consolidated statements of earnings, comprehensive income, cash flows and changes in equity for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of earnings, comprehensive income, cash flows and changes in equity for the year then ended (not presented herein); and in our report dated February 27, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 30, 2026

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The information provided in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements contained in Part I of this Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors:

The Company's operations and financial results are subject to various risks and uncertainties, including those described in “Risk Factors” included in Part I, Item 1A of our Annual report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 27, 2026. The following supplements and updates the risk factor previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Geopolitical tensions and potential military conflicts may materially affect our business, financial condition and results of operations.

Current and potential military conflicts, along with heightened geopolitical tensions globally, including the ongoing conflict between Israel/Iran and instability in Eastern Europe could adversely impact our operations, global economic conditions and commodity markets. Such events may cause significant disruptions to global supply chains, such as delays in shipping through critical routes like the Strait of Hormuz, increased costs for fuel and energy, and restricted access to key raw materials for our operations. These conditions may result in higher operating costs and reduced margins.

Such conflicts may also contribute to market volatility, fluctuation in foreign currency exchange rates, access to capital and investor sentiment, which could adversely affect our stock price and the cost of financing. Furthermore, the imposition of economic sanctions, export controls or other trade restrictions by the U.S. or other governments may limit our ability to conduct business in certain regions, disrupt international trade flows and affect demand for our products.

Although we maintain risk management and mitigation programs, we cannot assure that these measures will successfully prevent or lessen the impact of political, regulatory, and trade-related risks on our operations and financial results. If these tensions escalate or persist, our financial condition and results of operations could be materially and adversely affected.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds:

None.

Item 4. Mine Safety Disclosures:

Not applicable.

Item 5. Other Information:

During the quarter ended March 31, 2026, no director or officer of Southern Copper Corporation adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

15.0	Consent of Registered Public Accounting Firm (Galaz, Yamazaki, Ruiz Urquiza, S.C. – Affiliate of a Member Firm of Deloitte Touche Tohmatsu, Limited) (filed herewith).
23.2

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Cuajone Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 27, 2026 and incorporated herein by reference).

23.3

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Toquepala Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 27, 2026 and incorporated herein by reference).

23.4

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the Tia Maria Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 27, 2026 and incorporated herein by reference).

23.5

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Los Chancas Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 27, 2026 and incorporated herein by reference).

23.6

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Michiquillay Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 27, 2026 and incorporated herein by reference).

23.7

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Buenavista del Cobre. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 27, 2026 and incorporated herein by reference).

23.8

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the La Caridad and Pilares. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 27, 2026 and incorporated herein by reference).

23.9

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Pilar Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 27, 2026 and incorporated herein by reference).

23.10

Consent of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for the El Arco Project. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 27, 2026 and incorporated herein by reference).

23.11

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Charcas Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 27, 2026 and incorporated herein by reference).

Exhibit No.	Description of Exhibit
23.12

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the Santa Barbara Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 27, 2026 and incorporated herein by reference).

23.13

Consent of Qualified Persons for Technical Report Summary of Mineral Resources for the San Martin Mine. (Filed as an Exhibit to the Company’s Current Report on Form 10-K filed on February 27, 2026 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three-month periods ended March 31, 2026 and 2025; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three-month periods ended March 31, 2026 and 2025; (iii) the Condensed Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025; (iv) the Condensed Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2026 and 2025; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Leonardo Contreras Lerdo de Tejada
Leonardo Contreras Lerdo de Tejada
Chief Executive Officer

April 30, 2026

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

April 30, 2026