Form 10-Q
period 2026-06-30
SOUTHERN COPPER CORP/
filed 2026-07-31
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

As of July 30, 2026, there were outstanding 834,331,706 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions, except for per share amounts)
Net sales (including sales to related parties, see note 5)	$4,289.0	$3,051.0	$8,540.4	$6,172.9
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	1,389.5	1,211.7	2,888.3	2,530.9
Selling, general and administrative	35.3	32.5	71.1	64.1
Depreciation, amortization and depletion	226.0	206.2	451.7	430.0
Exploration	14.9	13.7	25.7	25.4
Total operating costs and expenses	1,665.8	1,464.0	3,436.8	3,050.4

Operating income	2,623.2	1,587.0	5,103.6	3,122.5

Interest expense	(105.6)	(105.6)	(210.1)	(207.9)
Capitalized interest	17.6	11.6	32.2	22.0
Interest income	57.5	53.1	104.3	101.8
Other income (expense)	6.8	(2.3)	13.6	(16.0)
Income before income taxes	2,599.4	1,543.9	5,043.5	3,022.4
Income taxes (including royalty taxes, see Note 4)	945.3	576.0	1,836.3	1,108.7
Net income before equity earnings of affiliate	1,654.1	967.9	3,207.2	1,913.7
Equity earnings of affiliate, net of income tax	20.5	8.8	49.2	12.1
Net income	1,674.6	976.7	3,256.5	1,925.8
Less: Net income attributable to the non-controlling interest	4.6	3.2	9.6	6.4
Net income attributable to SCC	$1,670.0	$973.4	$3,246.8	$1,919.4

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$2.01	$1.17	$3.93	$2.33

Weighted average shares outstanding-basic and diluted	829.1	829.1	825.4	825.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
COMPREHENSIVE INCOME:
Net income and comprehensive income	$1,674.6	$976.7	$3,256.5	$1,925.8
Total comprehensive income	1,674.6	976.7	3,256.5	1,925.8
Comprehensive income attributable to the non-controlling interest	4.6	3.2	9.6	6.4
Comprehensive income attributable to SCC	$1,670.0	$973.4	$3,246.8	$1,919.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$5,665.0	$4,304.6
Short-term investments	1,664.9	604.6
Accounts receivable trade	1,995.7	1,951.2
Accounts receivable other (including related parties 2026- $10.9 and 2025 - $16.2)	79.0	71.4
Inventories	1,060.9	1,058.1
Prepaid taxes	304.2	331.2
Other current assets	17.7	31.3
Total current assets	10,787.5	8,352.5

Property and mine development, net	10,662.0	10,272.2
Ore stockpiles on leach pads	1,064.9	1,114.5
Intangible assets, net	121.5	122.4
Right-of-use assets, net	654.2	700.8
Deferred income tax	337.1	336.3
Equity method investment	160.9	134.5
Other non-current assets	339.7	348.2
Total assets	$24,127.7	$21,381.4

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2026- $122.5 and 2025- $138.4)	$871.9	$861.5
Accrued income taxes	704.9	634.4
Accrued workers’ participation	279.4	404.6
Accrued interest	116.1	115.0
Lease liabilities current	95.6	86.5
Other accrued liabilities	64.2	43.0
Total current liabilities	2,132.0	2,145.1

Long-term debt	7,994.4	6,750.7
Lease liabilities	534.4	576.3
Deferred income taxes	114.5	130.5
Non-current taxes payable	111.2	97.1
Other liabilities and reserves	41.9	105.7
Asset retirement obligation	490.7	471.1
Total non-current liabilities	9,287.1	8,131.4

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY (NOTE 11)
Common stock par value $0.01; shares authorized, 2026 and 2025–2,000; shares issued, 2026 and 2025–884.6	8.8	8.8
Additional paid-in capital	9,709.0	7,257.9
Retained earnings	4,588.1	5,797.2
Accumulated other comprehensive income	8.3	8.3
Treasury stock, at cost, common shares	(1,682.1)	(2,034.2)
Total Southern Copper Corporation stockholders’ equity	12,632.2	11,038.1
Non-controlling interest	76.4	66.8
Total equity	12,708.6	11,104.9
Total liabilities and equity	$24,127.7	$21,381.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in millions)
OPERATING ACTIVITIES
Net income	$1,674.6	$976.7	$3,256.5	$1,925.8
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	226.0	206.2	451.7	430.0
Equity earnings of affiliate, net of dividends received	(10.2)	(5.8)	(26.4)	(8.9)
Loss on foreign currency transaction effect	27.4	3.8	9.8	17.8
Provision (benefit) for deferred income taxes	16.2	25.0	(18.7)	53.2
Other, net	22.6	8.7	34.3	23.1
Change in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	20.6	(9.6)	(44.5)	(368.1)
(Increase) decrease in inventories	(50.6)	(45.1)	46.8	40.2
Increase (decrease) in accounts payable and accrued liabilities	107.7	(121.2)	(2.2)	(394.9)
Increase in other operating assets and liabilities	(45.8)	(61.9)	(24.3)	(19.9)
Net cash provided by operating activities	1,988.5	976.8	3,683.0	1,698.2
INVESTING ACTIVITIES
Capital expenditures	(422.8)	(235.7)	(864.7)	(553.5)
Proceeds from (purchase) sale of short-term investments, net	(1,230.8)	(457.3)	(1,060.3)	(430.1)
Net cash used in investing activities	(1,653.6)	(692.9)	(1,925.0)	(983.6)
FINANCING ACTIVITIES
Repayments of debt	—	(500.0)	—	(500.0)
Proceeds from issuance of debt	1,247.5	—	1,247.5	993.8
Payments of debt issuance costs	(3.9)	—	(3.9)	(6.4)
Cash dividends paid to common stockholders	(826.2)	(557.4)	(1,645.4)	(1,110.7)
Other, net	0.1	(3.0)	0.1	(4.2)
Net cash provided by (used in) financing activities	417.5	(1,060.4)	(401.6)	(627.5)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	(4.9)	3.9	(10.2)
Increase (decrease) in cash and cash equivalents	749.6	(781.4)	1,360.4	76.8
Cash and cash equivalents, at beginning of period	4,915.4	4,116.3	4,304.6	3,258.1
Cash and cash equivalents, at end of period	$5,665.0	$3,334.9	$5,665.0	$3,334.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025

	(in millions)
TOTAL EQUITY, beginning of period	$11,859.3	$9,636.7	$11,104.9	$9,238.1
STOCKHOLDERS’ EQUITY, beginning of period	11,787.6	9,568.3	11,038.1	9,171.6
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	8,348.2	5,433.0	7,257.9	5,026.0
Dividends paid in common stock	1,343.4	443.9	2,423.3	853.7
Other activity of the period	17.4	13.8	27.9	10.9
Balance at end of period	9,709.0	5,890.7	9,709.0	5,890.7
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of period	(1,452.5)	(2,194.1)	(1,625.4)	(2,337.3)
Dividends paid in common stock	205.0	195.6	377.8	338.8
Used for corporate purposes	0.1	0.1	0.2	0.2
Balance at end of period	(1,247.4)	(1,998.4)	(1,247.4)	(1,998.4)
Parent Company common shares
Balance at beginning of period	(418.0)	(360.1)	(408.8)	(363.4)
Other activity, including dividend, interest and foreign currency translation effect	(16.7)	(13.5)	(25.9)	(10.2)
Balance at end of period	(434.7)	(373.5)	(434.7)	(373.5)
Treasury stock balance at end of period	(1,682.1)	(2,371.9)	(1,682.1)	(2,371.9)
RETAINED EARNINGS:
Balance at beginning of period	5,292.7	6,682.8	5,797.2	6,839.6
Net earnings	1,670.0	973.4	3,246.8	1,919.4
Dividends declared and paid, common stock, per share, 2026- $2.00, 2025– $1.40	(826.2)	(557.4)	(1,645.4)	(1,110.7)
Dividends paid in common stock	(1,548.4)	(639.5)	(2,801.1)	(1,192.5)
Other activity	—	—	(9.5)	3.7
Balance at end of period	4,588.1	6,459.4	4,588.1	6,459.4
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	8.3	(2.2)	8.3	(2.2)
Other comprehensive income	—	—	—	—
Balance at end of period	8.3	(2.2)	8.3	(2.2)
STOCKHOLDERS’ EQUITY, end of period	12,632.2	9,984.8	12,632.2	9,984.8
NON-CONTROLLING INTEREST, beginning of period	71.8	68.4	66.8	66.6
Net earnings	4.6	3.2	9.6	6.4
Distributions paid	(0.0)	(3.1)	(0.1)	(4.4)
NON-CONTROLLING INTEREST, end of period	76.4	68.610	76.4	68.6
TOTAL EQUITY, end of period	$12,708.6	$10,053.4	$12,708.6	$10,053.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”) is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of June 30, 2026, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper, a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of June 30, 2026 and the results of operations, comprehensive income, cash flows and changes in equity for the six months ended June 30, 2026 and 2025. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year. The December 31, 2025 balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2025 and notes included in the Company’s 2025 annual report on Form 10-K. The accounting policies and practices followed in these condensed consolidated financial statements are the same as those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows (in millions):

	At June 30,	At December 31,
	2026	2025
Trading securities	$1,664.8	$604.5
Weighted average interest rate	3.9%	4.1%

Available-for-sale	$0.1	$0.1
Weighted average interest rate	0.9%	0.9%
Total	$1,664.9	$604.6

Trading securities consisted of bonds issued by public companies and were publicly traded. Each financial instrument was independent of the others. The Company had the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and as of June 30, 2026, and December 31, 2025, included asset and mortgage-backed obligations. As of June 30, 2026, 2025 and December 31, 2025, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these trading investments, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these trading securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes trading investment activity (in millions):

	Three months ended				Six months ended
	June 30,				June 30,
	2026		2025		2026		2025
Trading:
Interest earned		$20.4		$7.2		$25.7		$9.5
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)	$	(*)	$	(*)

(*) Less than $0.1 million.

NOTE 3 — INVENTORIES:

Inventories were as follows:

	At June 30,	At December 31,
(in millions)	2026	2025
Inventory, current:
Metals at average cost:
Finished goods	$61.4	$68.3
Work-in-process	330.9	327.9
Ore stockpiles on leach pads	248.9	238.6
Supplies at average cost	419.7	423.3
Total current inventory	$1,060.9	$1,058.1
Inventory, long-term:
Ore stockpiles on leach pads	$1,064.9	$1,114.5

During the six-month periods ended June 30, 2026 and 2025, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $100.2 million and $128.2 million, respectively. Leaching inventories recognized in cost of sales amounted to $139.6 million and $113.6 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the six-month periods ended June 30, 2026 and 2025 consisted of (in millions):

	2026	2025
Statutory income tax provision	$1,505.1	$930.0
Peruvian royalty	69.7	33.3
Mexican royalty	175.2	94.7
Peruvian special mining tax	86.3	50.7
Total income tax provision	$1,836.3	$1,108.7

Effective income tax rate	36.4%	36.7%

These provisions include income taxes for Peru, Mexico and the United States. The Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The effective income tax rate for 2026 remained relatively consistent with that of the corresponding period in 2025.

Peruvian royalty and special mining tax: The Company has accrued $156.0 million and $84.0 million of royalty charge and special mining tax as part of the income tax provision for the first six months of 2026 and 2025, respectively.

Mexican mining royalty: The Company has accrued $175.2 million and $94.7 million of royalty taxes as part of the income tax provision for the first six months of 2026 and 2025, respectively. The year-over-year increase reported was driven by growth in sales, which was mainly attributable to higher metal prices.

Accounting for uncertainty in income taxes: In the second quarter of 2026, the Company made no payments for uncertain tax positions. The current and non-current liabilities recorded for the Peruvian jurisdiction increased the tax expense by approximately $15.4 million. The Company has a net current liability of $24.7 million in the Peruvian jurisdiction, which represents anticipated cash refunds or payments due within the next 12 months. The IRS and other tax authorities routinely audit the Company's tax returns. The Company believes it has adequately provided for uncertain tax positions in each jurisdiction.

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

Pillar Two (Organization for Economic Co-operation and Development “OECD”) updates: Large multinational businesses with more than €750 million in total revenue must pay a minimum effective tax rate under Pillar Two of 15% on taxable income arising in each jurisdiction where they operate. If jurisdictions want to implement Pillar Two, they will need to do so through domestic legislation. The countries in which the Company has significant operations have yet to enact Pillar Two into law and have not formally announced plans to implement these rules. Currently, the Company has not been impacted but will continue to monitor these developments and analyze any potential impact that Pillar Two may have on future results.

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

Receivable and payable balances with related parties are shown below (in millions):

	At June 30,	At December 31,
	2026	2025
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$7.6	$7.1
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	(*)	(*)
Ferrocarril Mexicano, S.A. de C.V.	(*)	(*)
Mexico Generadora de Energia S. de R.L. ("MGE")	1.1	7.6
Mexico Compania Constructora S.A de C.V.	(*)	(*)

Related to the controlling group:
Empresarios Industriales de Mexico, S.A. de C.V.	1.9	1.5
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.3	—
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
	$10.9	$16.2

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO	$10.1	$15.9
Asarco LLC	38.9	61.1
Eolica El Retiro, S.A.P.I. de C.V.	0.5	0.3
Ferrocarril Mexicano, S.A. de C.V.	4.4	4.0
Grupo Mexico Servicios	2.3	3.3
MGE	44.7	30.2
Mexico Compania Constructora S.A de C.V.	9.7	12.4
Parque Eolico de Fenicias, S. de R.L. de C.V.	8.4	7.5
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	1.4	2.3
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	1.1	0.8
Mextransport	0.5	0.4
Operadora de Cinemas, S.A. de C.V.	0.5	0.3
	$122.5	$138.4

(*) Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the six-month periods ended June 30, 2026 and 2025 (in millions):

	2026	2025
Purchase activity
Asarco LLC	$3.0	$28.0
Eolica El Retiro, S.A.P.I. de C.V.	0.3	1.0
Ferrocarril Mexicano, S.A. de C.V.	23.6	21.3
Grupo Mexico Servicios	10.1	10.1
AMMINCO	6.0	5.0
MGE	80.9	109.8
Mexico Compania Constructora S.A. de C.V.	16.1	24.8
Parque Eolico de Fenicias, S. de R.L. de C.V.	22.7	20.3
Grupo Mexico Servicios de Ingenieria S. A. de C.V.	9.3	4.7
Total purchases	$171.9	$225.0
Sales activity
Asarco LLC	$24.6	$27.4
AMMINCO	0.1	(*)
Ferrocarril Mexicano, S.A. de C.V.	(*)	—
MGE	(9.3)	31.9
Total sales	$15.5	$59.3

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

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE supplies some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. In the first six months of 2026, MGE supplied approximately 18.3% of its power output to third-party energy users, compared to 0.3% in the same period of 2025.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro, S.A.P.I. de C.V. (“Eolica el Retiro”). Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (“IMMSA”) and other subsidiaries of Grupo Mexico in the third quarter of 2014. In the first six months of 2026, Eolica El Retiro supplied approximately 16.6% of its power output to IMMSA and Mexcobre, compared to 11.7% in the same period of 2025.

In 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V. (“Parque Eolico de Fenicias”), an indirect subsidiary of Grupo Mexico, located in Nuevo Leon, Mexico. This contract commits to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement started in the third quarter of 2024. In the first six months of 2026, Parque Eolico de Fenicias supplied approximately 98.0% of its power output to IMMSA, compared to 85.5% in the same period of 2025.

The Company sold copper starter sheets, lime and sulfuric acid to Asarco LLC. The Company´s Mexican operations received fees for transportation and administrative services that were provided to Asarco and also received fees for natural gas and services provided to MGE, a subsidiary of Grupo Mexico. In the second quarter of 2026, the price of natural gas sold to MGE experienced a significant decrease and turned negative due to market conditions, resulting in a net credit of $9.3 million. Additionally, the Company´s Mexican operations received fees for rental services provided to AMMINCO.

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the six-month periods ended June 30, 2026 and 2025 (in millions):

	2026	2025
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.3	$0.3
Mextransport	1.3	1.2
Operadora de Cinemas S.A. de C.V.	0.2	0.2
Total purchases	$1.8	$1.7

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$0.1
Empresarios Industriales de Mexico, S.A. de C.V.	0.4	0.2
Mextransport	1.3	1.1
Operadora de Cinemas S.A. de C.V.	0.1	0.1
Total sales	$1.8	$1.5

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

NOTE 6 – FINANCING:

On June 24, 2026, the Company (including and acting exclusively for the benefit of its Peruvian branch Southern Peru Copper Corporation, Sucursal del Perú, “SPCC”) issued $1,250 million of fixed-rate senior unsecured notes. This debt was issued in one tranche, due in 2036 at an annual interest rate of 5.350%. These notes will be general unsecured obligations of the Company and will rank equally with all of its existing and future unsecured and unsubordinated debt. Interest on the notes will be paid semi-annually in arrears. The net proceeds from this offering will be used exclusively by SPCC for the development of the Tia Maria project, the financing of the capital expenditure program of SPCC, and/or for general corporate purposes of SPCC, including but not limited to working capital (and expenses due in the short term). The notes were issued with an issuance discount of $2.5 million. Additionally, estimated issuance costs of $6.3 million associated with these notes were deferred. The unamortized balance of the discount and the costs are presented net of the carrying value of the debt issued and are amortized as interest expense over the life of the loan.

Pursuant to an Indenture, dated April 16, 2010 (the “Indenture”), between the Company and Computershare Trust Company, National Association, as trustee (the “Trustee”), the Company and the Trustee entered into a Seventh Supplemental Indenture dated as of June 24, 2026 (the “Seventh Supplemental Indenture”). The Seventh Supplemental Indenture provides for the issuance and sets forth the terms of the notes described above. The Indenture and the Seventh Supplemental Indenture contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness; engage in certain sale and leaseback transactions; and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all the Company’s assets.

Credit risk rating:

In June 2026, Moody’s investors service assigned its Baa1 as the debt rating on the new notes issued. Also on June 2026, Fitch and Standard & Poor’s ratings services assigned its ‘BBB+’, as the debt rating on the new notes issued.

NOTE 7 — LEASES:

The Company has operating leases for power generating facilities, vehicles and properties. The Company recognizes leasing expenses for these leases on a straight-line basis over the lease term. Some of the Company’s leases include both lease and non-lease components which are accounted for separately. The Company’s leases have remaining lease terms for periods ranging from less than one year to seven years, and do not include options to extend the leases. The Company’s lease agreements do not contain options to purchase the leased assets or to terminate the leases before the expiration date. In addition, the Company’s lease contracts have no material residual value guarantees or material restrictive covenants. As none of the Company’s leases stipulate an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The weighted average of the remaining lease term for the Company’s leases is approximately six years, and the weighted average discount rate for these leases is 5.02%.

The operating lease expense recognized in the six-month periods ended June 30, 2026 and 2025 was classified as follows (in millions):

Classification	2026	2025
Cost of sales (exclusive of depreciation, amortization and depletion)	$57.4	$57.6
Selling, general and administrative	0.1	(*)
Exploration	(*)	0.1
Total lease expense	$57.5	$57.7

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2026	$58.6
2027	117.2
2028	117.2
2029	115.6
2030	108.0
After 2030	216.0
Total lease payments	$732.5
Less: interest on lease liabilities	(102.4)
Present value of lease payments	$630.1

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

In December 2025, the Company updated estimates for all of its facilities; the effect was a $5.7 million decrease in the asset retirement obligation and a $2.6 million reduction in the retirement asset; the difference of $3.1 million was recorded as a reduction in cost of goods sold. Additionally, in the first quarter of 2026, the Company updated its estimate for the Toquepala operations; the effect was a $9.2 million increase in the asset retirement obligation and a $6.0 million increase in the retirement asset; the difference of $3.2 million was recorded as an increase in cost of goods sold.

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

The following table summarizes the asset retirement obligation activity for the six-month periods ended June 30, 2026 and 2025 (in millions):

	2026	2025
Balance as of January 1	$471.1	$546.1
Changes in estimates	9.2	(48.5)
Closure payments	(2.4)	—
Accretion expense	12.8	12.2
Balance as of June 30,	$490.7	$509.9

NOTE 9 — BENEFIT PLANS:

Post retirement defined benefit plans:

The Company’s Mexican subsidiaries have a defined contribution pension plan for salaried employees and a non-contributory defined benefit pension plan for union employees. In addition, the Company had a noncontributory defined benefit pension plan covering former salaried employees in the United States and certain former expatriate employees in Peru (the “Expatriate Plan”). On July 24, 2025, the Board of Directors of the Company authorized the termination of the Expatriate Plan. This termination became effective December 1, 2025 and had no material impact on the Company’s financial statements. The Expatriate Plan’s benefit obligation was settled by the purchase of annuity contracts to transfer the plan’s remaining obligations to third parties. The termination process was completed on April 30, 2026.

The components of net periodic benefit costs for the six-month periods ended June 30, 2026 and 2025 are as follows (in millions):

	Six months ended
	June 30,
(in millions)	2026	2025
Service cost	$1.6	$1.2
Interest cost	2.0	1.9
Expected return on plan assets	(4.7)	(3.6)
Amortization of prior service cost / (credit)	0.1	0.1
Amortization of net loss/(gain)	(0.6)	0.1
Net periodic (benefit) cost	$(1.6)	$(0.3)

Post-retirement health care plans:

Starting in 2011, the Mexican Institute of Social Security began providing health care services to retired workers of the Buenavista unit and their families. These services are free of charge to the retired workers, and their costs are covered by the Company.

The components of net periodic benefit cost for the six-month periods ended June 30, 2026 and 2025 are as follows (in millions):

	Six months ended June 30,
(in millions)	2026	2025
Interest cost	$1.2	$1.0
Amortization of net loss (gain)	—	—
Net periodic cost	$1.2	$1.0

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

Environmental capital investments in the six-month periods ended June 30, 2026 and 2025 were as follows (in millions):

	2026	2025
Peruvian operations	$4.6	$6.9
Mexican operations	133.5	84.2
	$138.1	$91.1

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defined new AQS for daily sulfur dioxide in the air. As of June 30, 2026, the Company reported a daily average level of µg/m3 of SO2, which falls below the AQS requirement.

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

On September 16, 2025, the First Civil Court of Lima issued Resolution No. 686, ordering the initiation of a transfer in payment through the registration of a transfer of ownership of labor shares, now referred to as investment shares, involving 8,488,383 shares. The Company subsequently challenged Resolution No. 686 by filing a motion for nullity. On December 19, 2025, the First Civil Court dismissed that motion through Resolution No. 736. However, upon the Company's appeal, the Superior Court annulled Resolution No. 736, leaving the Company's challenge to Resolution No. 686 yet to be resolved.

In addition to the motions filed in the underlying proceedings, the Company filed a constitutional amparo action challenging the Court's interpretation of the value of the labor share (according to the Company's position, it is incorrect to treat a labor share as equivalent in value to a current investment share, given that the applicable conversion ratio is actually 10,000,000 labor shares for one current investment share). On February 11, 2026, the Ninth Constitutional Court of Lima issued Resolution No. 4 in Case No. 11956-2025-0-1801-JR-DC-09, declaring the amparo claim well-founded for failing to provide adequate grounds and reasoning. Accordingly, the Court declared null and void the resolutions issued in the civil enforcement proceedings, namely: (i) Resolution No. 505 (September 23, 2015), (ii) Resolution No. 518 (October 23, 2015), and (iii) Resolution No. 08 (May 16, 2025), which ordered the attachment by registration over shares held by Compañia Minera Los Tolmos S.A. and the Peruvian Branch and had served as the basis for the subsequent order requiring the delivery of the investment shares. The Company then requested the immediate enforcement of the first-instance judgment. On February 24, 2026, the Constitutional Court granted that request through Resolution No. 01 and ordered the First Civil Court of Lima, on a provisional basis, to refrain from implementing any registration, transfer, or change-of-ownership measures arising from the attachment ordered by Resolutions No. 505 and No. 518 and Appellate Resolution No. 08. Furthermore, on February 24, 2026, the Company was served notice of the appeal that the defendant filed against Resolution No. 4. As of June 30, 2026, the case was pending resolution.

On March 3, 2026, the First Civil Court was officially served with the judgment issued by the Ninth Constitutional Court. Subsequently, on April 8, 2026, through Resolution No. 846, the First Civil Court informed the parties that, in strict compliance with the order requiring it to refrain from taking certain actions, it would suspend any procedural activity based on those rulings. Accordingly, the Court suspended the implementation of Resolution No. 686, specifically the issuance and transmission of the instructions to transfer ownership of the shares attached pursuant to Resolutions No. 505 and No. 518 and Appellate Resolution No. 08. This suspension was ordered on a provisional basis and would remain in effect for as long as Resolution No. 01 issued in Case No. 11956-2025-81-JR-DC-09 by the Ninth Constitutional Court remained in force.

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

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of June 30, 2026, the case was pending resolution.

The Guillen Lopez case is currently before the lower court. Oral arguments took place on July 19, 2019. On January 7, 2020, the Judge decided to suspend the proceedings until the del Carpio Lazo case is concluded. On March 8, 2022, The Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On September 7, 2023, the Judge cancelled the suspension and declared the case ready for a resolution. On May 18, 2024, the Judge declared, once again, that the case was ready for resolution. As of June 30, 2026, the case was pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. In May 2016, the Company was included in the process after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazo case is concluded. On March 11, 2022, the Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On January 5, 2024, the Peruvian Branch reiterated its petition to continue the process given that a final decision has already been handed down in Carpio Lazo case. As of June 30, 2026, the case was pending resolution.

The Gobierno Regional de Arequipa case is currently before the Superior Court. The Company answered the complaint on September 15, 2020. On March 15, 2023, the Judge dismissed the lawsuit. On May 30, 2025, the Superior Court vacated the dismissal and remanded for a new judgment. On January 23, 2026, the lower court again ruled in favor of SPCC. On May 5, 2026, the Superior Court affirmed the first instance decision dismissing the lawsuit. However, on June 4, 2026, the plaintiff filed an extraordinary appeal (recurso de casación). On June 16, 2026, the Superior Court ordered that the case file be forwared to the Supreme Court for resolution of the extraordinary appeal. As of June 30, 2026, the case was pending resolution.

The Municipalidad Distrital de Dean Valdivia case is currently before the lower court. On August 17, 2022, the Company was formally notified of the lawsuit and answered the complaint on September 2, 2022. The Peruvian Branch informed the Court the result of the del Carpio Lazo case. On May 19, 2026, the Judge dismissed the lawsuit. The deadline for the plaintiff to appeal that decision is currently pending expiration. As of June 30, 2026, the case was pending resolution.

The Torres Quispe case is currently before the lower court. On May 20, 2025, the Company was formally served with the lawsuit and filed and answered the complaint on June 2, 2025. On July 11, 2025, the Court ruled in favor of SPCC. The plaintiff filed an appeal. On April 24, 2026, the Superior Court affirmed the final ruling Therefore, as of June 30, 2026, the case is closed.

The Juan Miguel Meza Igme case is currently before the lower court. On August 28, 2025, SPCC was formally served with the lawsuit. On September 10, 2025, the Company answered the complaint. As of June 30, 2026, the case was pending resolution.

The Néstor Eloy Arocena Canazas case is currently before the lower court. On March 4, 2026, the Company was formally served with the complaint and filed its answer on March 18, 2026. As of June 30, 2026, the case was pending resolution.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against the Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where the Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization since 1995. Following a motion filed by the Peruvian Branch, the lower court included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. On July 2, 2022, the case was temporarily archived. On May 26, 2023, the Judge ordered termination of the proceeding due to the lack of interest of the plaintiff. On June 2, 2023, the plaintiff appealed the termination of the proceeding. On September 18, 2023, the Superior Court reversed the termination and ordered the Judge to continue the proceeding. As of June 30, 2026, the case was pending resolution.

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

Mexican operations:

The Accidental Spill at Buenavista Mine of 2014

Regarding the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of June 30, 2026.

On October 12, 2023, the Ministry of Environment and Natural Resources (“SEMARNAT”) publicly announced the filing of another criminal complaint regarding the Sonora River spill, arguing that remediation of damages to the river was incomplete and compensation for said damages was insufficient. The Company has been directed to provide information regarding remediation activities and compensation for damages. The Company strongly believes that it has duly completed all remediation and compensation-related activities as required by the competent Mexican authorities and as such, this new complaint lacks merit.

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. The remaining three lawsuits are still pending: two were filed by Acciones Colectivas de Sinaloa, A.C. and one, by Defensa Colectiva, A.C.; requesting precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust. As of June 30, 2026, these cases remain in the same stage.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. On October 3, 2024, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by María Lourdes Martínez Navarro et al. As of June 30, 2026, all of these cases were pending resolution.

In 2015, four constitutional lawsuits (juicios de amparo) were filed before Federal Courts against various authorities and against a subsidiary of the Company, arguing; (i) the alleged lack of a waste management program approved by SEMARNAT; (ii) the alleged lack of a remediation plan approved by SEMARNAT with regard to the August 2014 spill; (iii) the alleged lack of community approval regarding the environmental impact authorizations granted by SEMARNAT to one subsidiary of the Company; and (iv) the alleged inactivity of the authorities with regard of the spill in August 2014. The plaintiffs of these lawsuits are: Francisca Garcia Enriquez, et al filed two lawsuits, Francisco Ramon Miranda, et al and Jesus David Lopez Peralta et al. In the third quarter of 2016, four additional constitutional lawsuits, claiming similar damages were filed by Mario Alberto Salcido et al; Maria Elena Heredia Bustamante et al; Martin Eligio Ortiz Gamez et al; and Maria de los Angeles Enriquez Bacame et al. In the third quarter of 2017, BVC was served with another constitutional lawsuit filed by Francisca García Enriquez et al. In 2018, BVC was served with two additional constitutional lawsuits that were filed against SEMARNAT by Norberto Bustamante et al. With regard to the constitutional lawsuit filed by Maria Elena Heredia Bustamante et al; in which it was claimed the lack of community approval regarding the authorization granted by SEMARNAT to build the new BVC tailings dam, on September 5, 2018, the Supreme Court of Justice issued a resolution establishing that such authorization was granted to BVC in compliance with the applicable legislation. However, SEMARNAT must carry out a public meeting to inform the community of the technical aspects required to build the dam, potential impacts and prevention measures. This public meeting will have no material effects to BVC’s operations. SEMARNAT has carried out the consultation ordered by the Supreme Court. As a result, it has informed the corresponding Judge about its compliance with the resolution, in which BVC was required to implement additional measures of environmental impact prevention, such as: (i) the building of at least three monitoring wells downstream from the curtain of the contingency dam in a period of six months; (ii) monitoring of the groundwater level and water quality every six months; (iii) carrying out rain collection work in order to restore water to the Sonora River basin, with six months granted to present the execution program; (iv) determine the location of wildlife conservation and protection areas and define the need to establish biological corridors; (v) obtain photographic or videographic evidence every six months; (vi) submitting to SEMARNAT two years before the closure and abandonment of the site, or earlier if necessary, the closure program that includes the cleaning and restoration of the soil including Mexican regulation NOM-141; (vii) include the measures in the Environmental Monitoring Program according to the environmental components impacted; and (viii) hiring an external environmental consultant to validate compliance with the current and new conditions imposed. The foregoing does not impact BVC’s operations. Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of June 30, 2026, the remaining cases were pending resolution.

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

Labor matters:

Peruvian operations: Approximately 49.2% of the Company's 5,643 Peruvian employees were unionized as of June 30, 2026. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

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

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martin mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martin mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions

challenged such determination before the Supreme Court of Justice. Such challenges were dismissed by the Supreme Court. Consequently, on September 6, 2021, the Federal Mediation and Arbitration Board issued a new resolution determining that, based on the documents submitted by the National Federation of Independent Unions and given the status of the strike until 2018, it was not possible to create a registry of workers holding a right to vote. Therefore, in case of a strike, any collective bargaining proceedings shall remain suspended. On June 9, 2023, the Federal Mediation and Arbitration Board, in a ruling that veered from its previous stance, did not recognize the common representatives of the coalition workers and consequently ruled that the agreement which such representatives had made with the Company to lift the strike in 2018 lacked validity. Notwithstanding, on June 14, 2023 the Federal Mediation and Arbitration Board handed down a ruling that terminated the strike and ordered workers to resume activities within 15 days. The Mining Union filed a protective action (Amparo) against this resolution, which is pending resolution as of June 30, 2026.

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

The Company´s operations at the San Martin unit continue to evolve normally and the conflict is expected to be resolved in accordance with the legal framework set by labor authorities; any actions taken will respect the will of the workers

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of June 30, 2026, the case was pending resolution without further developments.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $130.4 million as of June 30, 2026). In relation to this commitment, the Company has completed the construction of a school with an investment of S/18.8 million (approximately $5.5 million as of June 30, 2026) and agricultural infrastructure projects and studies with an investment of S/112.4 million (approximately $32.9 million as of June 30, 2026). Among the most important projects are the construction of the Cularjahuira dam for S/15.6 million (approximately $4.6 million as of June 30, 2026) and the engineering study for the Callazas dam for S/2.6 million (approximately $0.8 million as of June 30, 2026). Additionally, the Company has invested S/60.6 million (approximately $17.8 million as of June 30, 2026) to basic infrastructure projects, including a drinking water project for S/9.6 million (approximately $2.8 million as of June 30, 2026) and has committed S/1.2 million (approximately $0.4 million as of June 30, 2026) for other projects.

As the Toquepala expansion project was completed, the Company believes that these commitments constitute present obligations and consequently recorded a liability of $29.9 million as other liabilities as of June 30, 2026 in its condensed consolidated financial statements.

In addition, the Company has allocated S/102.1 million (approximately $29.9 million as of June 30, 2026) for the construction of a high-achievement school, and has allocated S/ 81.9 million (approximately $24.0 million as of June 30, 2026) for four infrastructure projects in the Tacna region under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs to determine how the Company can contribute to sustainable development in the region. Although the development roundtable is not currently meeting, during previous sessions it discussed the possibility of creating a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $293.0 million as of June 30, 2026). While the final funding agreement has yet to be signed, the Company has already committed to contributing S/258.9 million (approximately $75.9 million as of June 30, 2026) to different projects, including S/108.8 million (approximately $31.9 million as of June 30, 2026) to fund an educational project for which S/108.6 million (approximately $31.8 million as of June 30, 2026) has already been invested; this project already has approved resolutions from the provinces of Ilo and Sánchez Cerro. Additionally, construction of the treatment plant in Ilo continues and as of June 30, 2026 the project had advanced 64%, with an investment of S/112.4 million (approximately $32.9 million as of June 30, 2026). On the education front, S/18.2 million (approximately $5.3 million as of June 30, 2026) has been executed to build three schools in Moquegua, and S/5.4 million (approximately $1.6 million as of June 30, 2026) has been committed for two additional schools and for scholarship funding in Moquegua. On the agricultural front, S/6.9 million (approximately $2.0 million as of June 30, 2026) has been invested to develop two infrastructure projects.

In addition, the Company has allocated S/279.0 million (approximately $81.7 million as of June 30, 2026) to four educational infrastructure projects, three out of which are under execution and a new project that was entrusted to the Company in 2026. The Company has also allocated S/3.9 million (approximately $1.1 million as of June 30, 2026) to conduct pre-investment studies in the Moquegua region, all under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Apurimac Region: The Company has allocated S/122.7 million (approximately $36.0 million as of June 30, 2026) to build two educational infrastructure projects and one health project under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Arequipa Region: The Company has allocated S/308.7 million (approximately $90.4 million as of June 30, 2026) to build five educational infrastructure projects and S/6.3 million (approximately $1.8 million as of June 30, 2026) to finance previous studies for infrastructure projects, under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Cajamarca Region: The Company has allocated S/0.7 million (approximately $0.2 million as of June 30, 2026) to finance the pre-investment studies of a health project under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Power purchase agreements

●	Electroperu S.A.: In June 2014, the Company entered into a power purchase agreement for 120 megawatts (“MW”) with the state power company Electroperu S.A., under which Electroperu S.A. began supplying energy for the Peruvian operations for twenty years starting on April 17, 2017.

●	Kallpa Generacion S.A. (“Kallpa”): In July 2014, the Company entered into a power purchase agreement for 120MW with Kallpa, under which Kallpa will supply energy for the Peruvian operations for ten years starting on April 17, 2017 and ending on April 30, 2027. In May 2016, the Company signed an additional power purchase agreement for a maximum of 80MW with Kallpa, under which Kallpa began supplying energy for the Peruvian operations related to the Toquepala Expansion and other minor projects starting on May 1, 2017 and ending on April 30, 2029.

●	Orygen Perú S.A.A. (“Orygen”): In May 2026, the Company entered into a power purchase agreement for a total of 200MW with Orygen, under which Orygen will supply energy for the Peruvian operations for ten years starting on May 1, 2027 and ending on April 30, 2037. Orygen will initially supply 120MW of power to the Company, effective between May 1, 2027 and April 30, 2029. Beginning on May 1, 2029, and until the contract end date on April 30, 2037, the contract amount will increase to 200MW.

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

Corporate operations:

Commitment for capital projects

As of June 30, 2026, the Company had committed approximately $1,634.7 million to capital investment project developments.

Tax contingency matters: Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 4 “Income taxes”).

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the six-month periods ended June 30, 2026 and 2025 was as follows (in millions):

	2026	2025
Southern Copper common shares
Balance as of January 1,	$1,625.4	$2,337.3
Dividends paid in common stock	(377.8)	(338.8)
Used for corporate purposes	(0.2)	(0.2)
Balance as of June 30,	1,247.4	1,998.4

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	408.8	363.4
Other activity, including dividend, interest and foreign currency translation effect	25.9	10.2
Balance as of June 30,	434.7	373.5
Treasury stock balance as of June 30,	$1,682.1	$2,371.9

As of June 30, 2026 and December 31, 2025, 50,267,580 and 65,497,804 shares of SCC’s common stock were in Treasury, respectively.

Common Stock:

Dividends paid in common stock:

Stock dividend activity in the six-month period ended June 30, 2026 was as follows:

			Total	Effect in
	Common stock	Average	Number of	Additional	Effect in
	dividend	Market price	Shares Paid	Paid-in capital	Treasury Stock
Date of payment	per share	per share	as Dividends	($ in millions)	($ in millions)
February 27, 2026	0.0085	$179.93	6,961,959	$1,079.9	$172.8
May 29, 2026	0.0100	$187.45	8,260,265	1,343.4	205.0
Total	0.0185		15,222,224	$2,423.3	$377.8

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

For the first six months of 2026 and 2025, the stock-based compensation expense associated with the Plan totaled $1.5 million and $0.6 million, respectively.

The activity of the Plan for the six-month periods ended June 30, 2026 and 2025 was as follows:

	2026	2025
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(457,200)	(444,400)
Granted in the period	(8,000)	(6,400)
Total shares granted at June 30,	(465,200)	(450,800)
Remaining shares reserved	134,800	149,200

Parent Company common shares:

Total common shares of Grupo Mexico held by the treasury stood at 50,208,315 and 52,355,259 as of June 30, 2026 and December 31, 2025, respectively.

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

The stock based compensation expense for the six-month periods ended June 30, 2026 and 2025 and the unrecognized compensation expense under this plan were as follows (in millions):

	2026	2025
Stock based compensation expense	$0.3	$0.3
Unrecognized compensation expense	$—	$0.7

The following table presents the stock award activity of this plan for the six-month periods ended June 30, 2026 and 2025:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2026	1,202,943	$1.86
Granted	—	—
Exercised	(20,302)	$1.86
Forfeited	—	—
Outstanding shares at June 30, 2026	1,182,641	$1.86
Outstanding shares at January 1, 2025	1,901,089	$1.86
Granted	—	—
Exercised	(602,500)	$1.86
Forfeited	—	—
Outstanding shares at June 30, 2025	1,298,589	$1.86

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

The following table presents the stock award activity of this plan for the six-month periods ended June 30, 2026 and 2025:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2026	2,496,658	$4.51
Granted	—	—
Exercised	—	—
Forfeited	(79,443)	4.51
Outstanding shares at June 30, 2026	2,417,215	$4.51
Outstanding shares at January 1, 2025	—	$—
Granted	2,372,449	$4.51
Exercised	—	—
Forfeited	—	—
Outstanding shares at June 30, 2025	2,372,449	$4.51

The stock-based compensation expense and the unrecognized compensation expense under this plan for the six-month periods ended June 30, 2026 and 2025 were as follows (in millions):

	2026	2025
Stock based compensation expense	$0.3	$—
Unrecognized compensation expense	$3.8	$—

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan to certain members of its executive management; to executive management at its subsidiaries; and to certain affiliated companies. Under this plan, participants will receive cash incentive bonuses to purchase shares of Grupo Mexico, which are deposited in a trust.

Non-controlling interest:

The following table presents the non-controlling interest activity for the six-month periods ended June 30, 2026 and 2025 (in millions):

	2026	2025
Balance as of January 1,	$66.8	$66.6
Net earnings	9.6	6.4
Dividend paid	—	(4.4)
Balance as of June 30,	$76.4	$68.6

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (excluding accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table, which provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025 (in millions):

	As of June 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:

Long-term debt level 1	$7,943.3	$8,083.2	$6,699.5	$7,009.5
Long-term debt level 2	51.2	53.2	51.2	55.1
Total long-term debt	$7,994.4	$8,136.4	$6,750.7	$7,064.6

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of June 30, 2026 and December 31, 2025 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$1,664.8	$1,664.8	$—	$—
—Available-for-sale debt securities:
Asset backed securities	—	—	—	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	1,112.9	1,112.9	—	—
Molybdenum	442.6	442.6	—	—
Zinc	81.0	81.0	—	—
Total	$3,301.4	$3,301.3	$0.1	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$604.5	$604.5	$—	$—
—Available-for-sale debt securities:
Asset backed securities	—	—	—	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	1,297.5	1,297.5	—	—
Molybdenum	383.8	383.8	—	—
Zinc	80.3	80.3	—	—
Total	$2,366.3	$2,366.2	$0.1	$—

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

NOTE 13 — REVENUE:

The geographic breakdown of the Company’s sales is attributed to countries based on location of customer, and is summarized as follows (in millions):

	Three Months Ended June 30, 2026
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$1,010.6	$206.0	$—	$1,216.5	$(75.4)	$1,141.2
United States	269.0	4.0	306.4	579.4	—	579.4
Peru	—	—	340.9	340.9	—	340.9
Brazil	—	5.6	185.1	190.7	—	190.7
Chile	—	—	174.5	174.5	—	174.5
Other American countries	15.6	—	14.7	30.3	—	30.3
Europe:
Switzerland	255.5	36.4	141.5	433.4	—	433.4
Italy	—	2.9	158.5	161.4	—	161.4
Spain	210.6	—	40.9	251.5	—	251.5
Other European countries	201.9	13.0	79.8	294.7	—	294.7
Asia:
China	302.2	—	12.6	314.7	—	314.7
Singapore	(0.2)	—	4.5	4.3	—	4.3
Japan	218.7	—	114.8	333.5	—	333.5
Other Asian countries	28.2	—	10.2	38.5	—	38.5
Total	$2,511.9	$267.9	$1,584.4	$4,364.3	$(75.4)	$4,289.0

	Six Months Ended June 30, 2026
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$1,945.2	$444.5	$—	$2,389.8	$(167.3)	$2,222.4
United States	560.4	8.2	595.6	1,164.1	—	1,164.1
Peru	—	—	633.4	633.4	—	633.4
Brazil	—	15.1	397.5	412.6	—	412.6
Chile	—	—	355.8	355.8	—	355.8
Other American countries	31.3	—	19.8	51.1	—	51.1
Europe:
Switzerland	507.5	78.5	319.6	905.7	—	905.7
Italy	—	8.7	281.2	290.0	—	290.0
Spain	374.4	—	81.7	456.1	—	456.1
Other European countries	489.2	31.5	204.6	725.2	—	725.2
Asia:
China	611.6	—	33.8	645.4	—	645.4
Singapore	30.6	—	6.6	37.2	—	37.2
Japan	334.8	—	217.0	551.8	—	551.8
Other Asian countries	70.6	—	19.1	89.7	—	89.7
Total	$4,955.5	$586.5	$3,165.8	$8,707.7	$(167.3)	$8,540.4

	Three Months Ended June 30, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$714.7	$151.1	$—	$865.7	$(61.0)	$804.7
United States	277.6	0.2	78.2	356.0	—	356.0
Peru	—	(0.2)	213.4	213.2	(0.2)	212.9
Brazil	—	8.3	153.9	162.1	—	162.1
Chile	—	—	132.1	132.1	—	132.1
Other American countries	10.8	—	8.0	18.8	—	18.8
Europe:
Switzerland	221.6	15.1	187.5	424.2	—	424.2
Italy	—	3.8	109.0	112.8	—	112.8
Spain	136.6	—	26.5	163.1	—	163.1
Other European countries	0.7	1.1	79.9	81.7	—	81.7
Asia:
China	225.2	—	7.6	232.8	—	232.8
Singapore	22.5	—	25.7	48.2	—	48.2
Japan	125.5	—	146.4	272.0	—	272.0
Other Asian countries	19.5	—	10.1	29.6	—	29.6
Total	$1,754.8	$179.3	$1,178.2	$3,112.3	$(61.3)	$3,051.0

	Six Months Ended June 30, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$1,439.9	$287.0	$0.2	$1,727.1	$(109.3)	$1,617.8
United States	563.6	0.2	201.3	765.1	—	765.1
Peru	—	1.0	437.8	438.7	(0.9)	437.8
Brazil	—	15.5	283.9	299.5	—	299.5
Chile	—	—	241.7	241.7	—	241.7
Other American countries	22.4	—	10.0	32.4	—	32.4
Europe:
Switzerland	441.3	20.7	355.9	817.9	—	817.9
Italy	—	9.1	209.1	218.2	—	218.2
Spain	245.3	—	77.5	322.8	—	322.8
Other European countries	3.7	1.2	266.7	271.7	—	271.7
Asia:
China	504.9	—	11.5	516.4		516.4
Singapore	41.7	—	49.5	91.2	—	91.2
Japan	207.2	—	280.3	487.5	—	487.5
Other Asian countries	34.2	—	19.0	53.1	—	53.1
Total	$3,504.2	$334.7	$2,444.2	$6,283.1	$(110.2)	$6,172.9

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three-month and six-month periods ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30, 2026
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$1,859.4	$49.2	$1,235.6	$3,144.2	$(27.3)	$3,116.8
Molybdenum	266.3	—	209.5	475.8	—	475.8
Silver	214.2	117.0	87.3	418.4	(42.6)	375.8
Zinc	76.3	79.5	—	155.8	(3.6)	152.2
Other	95.8	22.3	52.0	170.1	(1.8)	168.3
Total	$2,511.9	$267.9	$1,584.4	$4,364.3	$(75.4)	$4,289.0

	Six Months Ended June 30, 2026
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$3,612.1	$91.6	$2,449.1	$6,152.8	$(53.4)	$6,099.4
Molybdenum	496.3	—	425.0	921.3	—	921.3
Silver	535.6	281.6	190.0	1,007.2	(99.9)	907.3
Zinc	141.0	166.8	—	307.8	(10.6)	297.2
Other	170.5	46.4	101.6	318.5	(3.4)	315.1
Total	$4,955.5	$586.5	$3,165.8	$8,707.7	$(167.3)	$8,540.4

	Three Months Ended June 30, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$1,319.0	$36.3	$925.7	$2,281.0	$(21.5)	$2,259.5
Molybdenum	192.2	—	162.4	354.7	—	354.7
Silver	115.6	60.6	50.6	226.8	(24.9)	201.9
Zinc	74.5	62.3	—	136.8	(13.7)	123.1
Other	53.4	20.1	39.5	113.0	(1.1)	111.9
Total	$1,754.8	$179.3	$1,178.2	$3,112.3	$(61.3)	$3,051.0

	Six Months Ended June 30, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$2,698.3	$57.6	$1,975.2	$4,731.2	$(39.7)	$4,691.5
Molybdenum	356.6	—	298.6	655.2	—	655.2
Silver	215.9	110.1	100.0	426.0	(47.6)	378.5
Zinc	126.0	129.7	—	255.7	(21.2)	234.5
Other	107.4	37.3	70.4	215.1	(1.8)	213.3
Total	$3,504.2	$334.7	$2,444.2	$6,283.1	$(110.2)	$6,172.9

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated

As of June 30, 2026:
Trade receivables	$1,194.6	$97.8	$703.4	$1,995.7	$—	$1,995.7
Related parties, current	23.6	23.1	1.5	48.1	(37.2)	10.9

As of December 31, 2025:
Trade receivables	$1,149.9	$91.9	$709.5	$1,951.2	$—	$1,951.2
Related parties, current	47.9	52.6	0.1	100.6	(84.3)	16.2

As of June 30, 2026, the Company has long-term contracts with promises to deliver the following products in 2026:

Copper contained in concentrates (in tonnes)	167,100
Copper cathodes (in tonnes)	70,200
Molybdenum concentrates (in tonnes)	20,878
Sulfuric acid (in tonnes)	362,103

Provisionally priced sales: As of June 30, 2026, the Company has recorded provisionally priced sales of copper and zinc at average forward prices per pound, and molybdenum at the June 30, 2026 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) copper prices, LME zinc prices and Dealer Oxide molybdenum prices in the future month of settlement.

The following are the provisionally priced copper, molybdenum and zinc sales outstanding as of June 30, 2026:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	188.7	6.07	July 2026 through December 2026
Molybdenum	14.1	31.38	July 2026 through October 2026
Zinc	49.9	1.62	July 2026 through September 2026

The provisional sales price adjustment included in accounts receivable and net sales as of June 30, 2026 incorporates positive adjustments of $13.1 million for copper, $50.1 million for molybdenum and $2.9 million for zinc.

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

Financial information is regularly prepared for each of the three segments and the results of the Company’s operations are regularly reported to the Chief Operating Decision Maker (“CODM”) on the segment basis. The CODM of the

Company is the Chief Executive Officer, who focuses on operating income and on total assets as measures of performance to evaluate different segments and to make decisions to allocate resources to the reported segments. These are common measures in the mining industry.

Financial information relating to Southern Copper Corporation’s segments is as follows:

	Three Months Ended June 30, 2026
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$2,505.5	$199.0	$1,584.4	$4,289.0	$—	$4,289.0
Intersegment sales	6.4	69.0	—	75.4	(75.4)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	761.6	155.6	553.3	1,470.5	(80.9)	1,389.5
Selling, general and administrative	23.4	(1.3)	10.4	32.6	2.8	35.3
Depreciation, amortization and depletion	115.4	20.9	79.7	215.9	10.1	226.0
Exploration	0.9	4.7	5.1	10.7	4.1	14.9
Operating income	$1,610.7	$88.0	$935.9	$2,634.6	$(11.4)	2,623.2
Less:
Interest, net						(30.6)
Other income (expense)						6.8
Income before income taxes						$2,599.4
Capital investment	$137.4	$37.0	$246.9	$421.3	$1.5	$422.8
Property and mine development, net	$5,138.0	$831.2	$4,218.4	$10,187.7	$474.3	$10,662.0
Total assets	$9,287.6	$1,606.7	$7,198.4	$18,092.7	$6,035.1	$24,127.7

	Six Months Ended June 30, 2026
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$4,938.4	$436.2	$3,165.8	$8,540.4	$—	$8,540.4
Intersegment sales	17.0	150.3	—	167.3	(167.3)	—
Cost of sales (exclusive of depreciation, amortization and depletion)	1,649.7	305.4	1,111.1	3,066.2	(177.9)	2,888.3
Selling, general and administrative	40.3	4.3	20.8	65.5	5.7	71.1
Depreciation, amortization and depletion	225.0	41.4	165.6	431.9	19.8	451.7
Exploration	2.2	6.6	8.6	17.5	8.2	25.7
Operating income	$3,038.2	$228.8	$1,859.6	$5,126.7	$(23.1)	5,103.6
Less:
Interest, net						(73.6)
Other income (expense)						13.6
Income before income taxes						$5,043.5
Capital investment	$307.9	$70.5	$482.6	$861.0	$3.7	$864.7
Property and mine development, net	$5,138.0	$831.2	$4,218.4	$10,187.7	$474.3	$10,662.0
Total assets	$9,287.6	$1,606.7	$7,198.4	$18,092.7	$6,035.1	$24,127.7

	Three Months Ended June 30, 2025
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$1,754.8	$118.0	$1,178.2	$3,051.0	$—	$3,051.0
Intersegment sales	—	61.3	—	61.3	(61.3)	(0.0)
Cost of sales (exclusive of depreciation, amortization and depletion)	650.7	134.1	500.9	1,285.7	(74.0)	1,211.7
Selling, general and administrative	17.2	3.0	9.7	29.9	2.6	32.5
Depreciation, amortization and depletion	96.5	20.8	76.1	193.4	12.8	206.2
Exploration	1.5	3.6	8.4	13.5	0.1	13.7
Operating income	$988.9	$17.8	$583.1	$1,589.8	$(2.8)	1,587.0
Less:
Interest, net						(40.8)
Other income (expense)						(2.3)
Income before income taxes						$1,543.9
Capital investment	$148.6	$23.9	$61.9	$234.4	$1.2	$235.7
Property and mine development, net	$4,899.5	$780.5	$3,790.3	$9,470.3	$444.6	$9,915.0
Total assets	$9,072.7	$1,244.7	$5,260.0	$15,577.4	$3,977.3	$19,554.7

	Six Months Ended June 30, 2025
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$3,504.2	$224.5	$2,444.2	$6,172.9	$—	$6,172.9
Intersegment sales	—	110.2	—	110.2	(110.2)	(0.0)
Cost of sales (exclusive of depreciation, amortization and depletion)	1,318.7	246.1	1,098.0	2,662.8	(132.0)	2,530.9
Selling, general and administrative	34.1	5.8	18.7	58.5	5.6	64.1
Depreciation, amortization and depletion	194.2	40.6	170.7	405.4	24.5	430.0
Exploration	2.7	6.1	12.2	21.0	4.4	25.4
Operating income	$1,954.4	$36.2	$1,144.6	$3,135.3	$(12.8)	3,122.5
Less:
Interest, net						(84.1)
Other income (expense)						(16.0)
Income before income taxes						$3,022.4
Capital investment	$283.2	$45.3	$222.1	$550.6	$2.9	$553.5
Property and mine development, net	$4,899.5	$780.5	$3,790.3	$9,470.3	$444.6	$9,915.0
Total assets	$9,072.7	$1,244.7	$5,260.0	$15,577.4	$3,977.3	$19,554.7

NOTE 15 — EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in millions except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$1,674.6	$976.7	$3,256.5	$1,925.8
Less: Net income attributable to the non-controlling interest	4.6	3.2	9.6	6.4
Net income attributable to SCC	$1,670.0	$973.4	$3,246.8	$1,919.4

Weighted average common shares outstanding-basic and diluted	829.1	829.1	825.4	825.4

Basic and diluted net income per share:
Common shares-basic and diluted	$2.01	$1.17	$3.93	$2.33

On September 4, 2025 and November 28, 2025, the Company paid stock dividends of 0.0101 and 0.0085 shares per common share, respectively. Additionally, on February 27, 2026 and May 29, 2026, the Company paid stock dividends of 0.0085 and 0.0100 shares per common share, respectively. Earnings per share have been adjusted retroactively to reflect these changes in capital structure, in accordance with GAAP.

NOTE 16 — SUBSEQUENT EVENTS:

Dividends:

On July 16, 2026, the Board of Directors authorized a quarterly cash dividend of $1.10 per share of common stock and a stock dividend of 0.0120 shares of common stock per share of common stock, payable on August 27, 2026 to shareholders of record at the close of business on August 11, 2026.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $177.32, which is the average of the high and low share price on July 16, 2026.

Solidarity contribution for social and development programs in Sonora, Mexico:

On July 24, 2026, the Company contributed 500 million Mexican pesos (approximately $29 million) to SEMARNAT as part of the Solidarity contribution for social and development programs in Sonora.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the second quarter of 2026, 72.7% of our revenue came from the sale of copper; 11.1% from molybdenum; 8.8% from silver; 3.5% from zinc; and 3.9% from other products, including gold, sulfuric acid, and other materials.

●	Copper: In the second quarter of 2026, copper prices per pound reported a strong performance. The LME price increased from $4.32 to $6.04 (+39.8%) and the COMEX price rose from $4.72 to $6.16 (+30.5%). Based on current supply and demand dynamics, we estimate a slight copper market deficit for 2026. Copper inventories worldwide stood at 1,125,000 tonnes as of July 17, 2026. We estimate that this inventory can currently cover approximately 15 days of global demand.

●	Molybdenum: Accounted for 11.1% of our sales in the second quarter of 2026, and became our most significant by-product during the period. Prices for molybdenum averaged $29.44 per pound in the second quarter of 2026, compared to $20.57 in the same period of 2025, representing a 43.1% increase.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness, corrosion and heat resistance. New uses for this metal are associated with lubricants, sulfur filtering of heavy oils and shale gas production.

●	Silver: Represented 8.8% of our sales in the second quarter of 2026. Prices averaged $73.49 per ounce in the second quarter of 2026, compared to $33.62 in the same period of 2025 (+118.6%). We believe that industrial demand will strongly support silver prices.

●	Zinc: Average zinc prices increased 30.8% in the second quarter of 2026 versus the same period of 2025. Zinc represented 3.5% of our sales in the second quarter of 2026.

●	Production: In 2026, we expect our copper production to reach 917,000 tonnes, which is 0.6% above our planned target of 911,400 tonnes.

Regarding by-products, we expect to produce 163,900 tonnes of zinc in 2026, which is 0.9% below our initial plan. We also expect to produce 27,900 tonnes of molybdenum in 2026, which represents an increase of 7% compared to our initial plan. For silver, we expect to comply with our plan to produce 24 million ounces of this metal.

●	Capital Investments: In the first six months of 2026, we spent $864.7 million on capital investments; this represented 26.6% of net income and an increase of 56.2% compared to the amount registered in the same period of 2025.

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

Earnings: The table below highlights key financial and operational data of our Company for the three-month and six-month periods ended June 30, 2026 and 2025 (in millions, except copper price, percentages and per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Copper price LME	6.04	4.32	1.72	39.8%	5.94	4.28	1.66	38.8%
Copper price COMEX	6.16	4.72	1.44	30.5%	5.98	4.65	1.33	28.6%
Pounds of copper sold	486.6	494.0	(7.4)	(1.5)%	997.6	1,031.0	(33.5)	(3.2)%
Net sales	$4,289.0	$3,051.0	$1,237.9	40.6%	$8,540.4	$6,172.9	$2,367.5	38.4%
Operating income	$2,623.2	$1,587.0	$1,036.2	65.3%	$5,103.6	$3,122.5	$1,981.0	63.4%
Net income attributable to SCC	$1,670.0	$973.4	$696.5	71.6%	$3,246.8	$1,919.4	$1,327.5	69.2%
Earnings per share	$2.01	$1.17	$0.84	71.6%	$3.93	$2.33	$1.61	69.2%
Cash dividends paid	$1.00	$0.70	$0.30	42.9%	$2.00	$1.40	$0.60	42.9%
Stock dividends paid	$1.87	$0.80	$1.07	133.8%	$3.40	$1.50	$1.90	126.7%

Net sales in the second quarter of 2026 totaled $4,289.0 million, which represented a 40.6% increase compared to the same period in 2025. This increase, which was primarily driven by higher prices for copper (LME, +39.8%; COMEX, +30.5%), molybdenum (+43.1%), silver (+118.6%), and zinc (+30.8%), occurred despite a decrease in sales volumes of copper (-1.5%), molybdenum (-13.1%), silver (-8.7%) and zinc (-8.8%).

Net income attributable to SCC for the second quarter of 2026 reached $1,670.0 million, which represented a 71.6% increase compared to the same period in 2025. This increase was primarily driven by higher net sales (+40.6%), reflecting higher metal prices across all our products, while operating costs increased at a considerably lower rate (+13.8%).

Net sales for the first half of 2026 increased by 38.4% compared to the same period in 2025. This increase, which was primarily driven by higher sales volumes of silver (+1.1%) and zinc (+2.6%), as well as higher prices for copper (LME, +38.8%; COMEX, +28.6%), molybdenum (+33.7%), silver (+137.9%), and zinc (+22.6%), occurred despite a drop in the sales volumes of copper (-1.5%) and molybdenum (-8.0%).

Net income attributable to SCC for the first half of 2026 increased by 69.2% compared to the same period in 2025. This increase was primarily driven by higher net sales (+38.4%), which reflected higher metal prices across all our products, while operating costs increased at a considerably lower rate (+12.7%).

Production: The table below highlights our mine production data for the three-month and six-month periods ended June 30, 2026 and 2025:

	Three months ended June 30,				Six months ended June 30,
	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Copper (in million pounds)	508.5	526.9	(18.3)	(3.5)%	1,016.8	1,056.5	(39.7)	(3.8)%
Molybdenum (in million pounds)	15.5	17.5	(1.9)	(11.0)%	32.1	34.4	(2.3)	(6.7)%
Silver (in million ounces)	5.8	6.0	(0.2)	(3.8)%	11.8	11.4	0.4	3.3%
Zinc (in million pounds)	86.5	101.2	(14.6)	(14.5)%	175.1	188.0	(12.9)	(6.9)%

The table below highlights our copper mine production data for the three-month and six-month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper (in million pounds):	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Toquepala	121.9	142.8	(20.9)	(14.7)%	250.6	283.3	(32.7)	(11.5)%
Cuajone	82.1	89.0	(6.9)	(7.8)%	162.5	180.2	(17.8)	(9.9)%
La Caridad	65.9	63.5	2.5	3.9%	130.3	124.5	5.8	4.7%
Buenavista	232.8	226.2	6.5	2.9%	462.2	457.4	4.7	1.0%
IMMSA	5.9	5.3	0.5	9.9%	11.3	11.0	0.3	2.4%
Total mined copper	508.5	526.9	(18.3)	(3.5)%	1,016.8	1,056.5	(39.7)	(3.8)%

Second quarter: Copper mine production in the second quarter of 2026 stood at 508.5 million pounds, reflecting a 3.5% decrease compared to the same period in 2025. This decline was mainly attributed to lower production at Toquepala (-14.7%; which was due to a decrease in ore grades and mineral milled) and Cuajone (-7.8%; due to lower ore grades). These declines were partially offset by higher production at our Buenavista (+2.9%; due to increased SX-EW production), La Caridad (+3.9%; due to improved recoveries, higher ore grades, and increased SX-EW production) and IMMSA operations (+9.9%; due to higher ore grades).

Molybdenum production decreased 11.0% in the second quarter of 2026 compared to the same period in 2025. This decline was driven by lower production at all of our operations, Toquepala (-21.9%), Cuajone (-1.4%), Buenavista (-12.4%), and La Caridad (-3.5%), primarily due to lower ore grades.

Silver mine production decreased 3.8% in the second quarter of 2026 compared to the same period in 2025. This decline was driven by lower production at all our operations: Toquepala (-12.4%), Cuajone (-7.6%), and Buenavista (-6.8%) mines, primarily due to lower ore grades. These declines were partially offset by higher production at our La Caridad (+3.4%) and IMMSA (+2.6%) operations, driven by improved ore grades and recoveries.

Zinc production decreased 14.5% in the second quarter of 2026 compared to the same period in 2025. This decline was driven by lower production at our Buenavista zinc concentrator (-18.6%) and the IMMSA operations (-5.9%).

Six months: Mined copper production in the first half of 2026 was 1,016.8 million pounds, which represented a 3.8% decrease compared to the same period in 2025. This decline was primarily attributable to lower production at Toquepala (-11.5%; due to lower ore grades, mineral milled, and SX-EW production) and Cuajone (-9.9%; due to lower ore grades and mineral milled). These declines were partially offset by higher production at our Buenavista (+1.0%; due to increased SX-EW production), La Caridad (+4.7%; due to improved recoveries, higher ore grades, and increased SX-EW production), and IMMSA operations (+2.4%; due to higher ore grades).

Molybdenum production decreased by 6.7% in the first half of 2026 compared to the same period in 2025. This decline was primarily attributable to lower production at our Toquepala (-8.5%), Cuajone (-0.2%), Buenavista (-15.8%), and La Caridad (-2.2%) mines, driven by lower ore grades.

Silver mine production increased by 3.3% in the first half of 2026, primarily driven by higher production at our Buenavista (+5.6%), La Caridad (+12.3%), and IMMSA (+6.7%) operations. This increase was partially offset by lower production at our Toquepala (-7.2%) and Cuajone (-7.6%) mines.

Zinc production decreased by 6.9% in the first half of 2026. This decline was primarily attributable to lower production at our Buenavista zinc concentrator (-11.1%), which was partially offset by higher production at our IMMSA (+1.4%) operations.

Operating Cash Costs: An overall benchmark that we use, which is a common industry metric to measure performance is operating cash costs per pound of copper produced. Operating cash cost is a non-GAAP measure that does not have a standardized meaning and may not be comparable to similarly titled measures provided by other companies. This non-GAAP information should not be considered in isolation or as substitute for measures of performance determined in accordance with GAAP. A reconciliation of our operating cash cost per pound of copper produced to the cost of sales (exclusive of depreciation, amortization and depletion) as presented in the consolidated statement of earnings is presented under the subheading, “Non-GAAP Information Reconciliation” on page 62. We disclose operating cash cost per pound of copper produced, both before and net of by-product revenues.

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three-month and six-month periods ended June 30, 2026 and 2025:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Total operating cash cost before by‑product revenues	$1,128.5	$1,078.3	$50.2	4.7%	$2,264.5	$2,128.4	$136.1	6.4%
Total by‑product revenues	$(1,106.2)	$(755.9)	$(350.3)	46.3%	$(2,294.8)	$(1,414.4)	$(880.4)	62.2%
Total operating cash cost net of by‑product revenues	$22.4	$322.4	$(300.0)	(93.1)%	$(30.2)	$714.0	$(744.3)	(104.2)%
Total pounds of copper produced(2)	493.3	510.4	(17.1)	(3.4)%	986.1	1,022.1	(36.0)	(3.5)%
Operating cash cost per pound before by‑product revenues	$2.29	$2.11	$0.18	8.3%	$2.30	$2.08	$0.21	10.3%
By‑product revenues per pound	$(2.24)	$(1.48)	$(0.76)	51.4%	$(2.33)	$(1.38)	$(0.94)	68.1%
Operating cash cost per pound net of by‑product revenues	$0.05	$0.63	$(0.59)	(92.7)%	$(0.03)	$0.70	$(0.73)	(104.4)%
(1)	These are non-GAAP measures. Please see page 62 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

In the second quarter of 2026, the operating cash cost per pound before by-product revenues increased from $2.11 in 2Q25 to $2.29 (+8.3%). This increase was primarily attributable to the unit cost effect of lower copper production (-3.4%) and higher production costs (+4.7%), which reflected an increase in costs for fuel and operating material costs that was partially offset by a decrease in treatment and refining charges due to market conditions. By-product revenues per pound increased by 51.4%, from $1.48 to $2.24. As a result, the operating cash cost per pound net of by-product revenues improved significantly and decreased from a cost of $0.63 per pound to $0.05 per pound, bolstered mainly by higher by-product revenues from silver and molybdenum.

For the first half of 2026, the operating cash cost per pound before by-product revenues increased from $2.08 in 2Q25 to $2.30 (+10.3%). This increase was primarily attributable to the unit effect of lower copper production (-3.5%) and higher production costs (+7.1%), mainly reflecting increases in fuel, labor, and operating material costs, which were partially offset by lower treatment and refining charges due to market conditions. By-product revenues per pound increased by 68.1%, from $1.38 to $2.33. As a result, the operating cash cost per pound net of by-product revenues improved significantly and decreased from a cost of $0.70 per pound to a credit of $(0.03) per pound, supported mainly by higher by-product revenues from silver and molybdenum.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, and for copper, molybdenum, zinc and silver in particular.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining six months of 2026, assuming that expected metal production and sales are achieved; tax rates remain unchanged and giving no effects relative to potential cost changes, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$59.6	$18.0	$13.3	$7.1

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

Capital Investment Programs: We made capital investments of $864.7 million in the first six months of 2026, compared to $553.5 million in the same period of 2025. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

Set forth below are descriptions of some of our current expected capital investment programs. We expect to meet the cash requirements for these projects by utilizing cash on hand; internally generated funds and additional external financing, including funding received in June 2026. All capital spending plans will continue to be reviewed and adjusted to respond to changes in the economy and market conditions.

Projects in Peru:

Our investments in Peruvian projects that are being built or for which basic or detail engineering or environmental studies are being conducted could surpass $10.3 billion in the next decade.

The openness of the Peruvian government and institutions to private investment; strong support from local communities; and respect for the rule of law underpin our aggressive investment program. With the backing and assistance of Peruvian authorities, the Company is moving forward to secure the administrative permits and licenses required before initiating investment. The projects’ construction and subsequent operating phases will generate new poles of development; create significant job opportunities; and drive growth in tax revenues at both, national and regional levels.

Tia Maria - Arequipa: This greenfield project, located in Arequipa, Peru, will use state of the art SX-EW technology that meets the highest international environmental standards and has the capacity to produce 120,000 tonnes of SX- EW copper cathodes per year. Operations are expected to begin in the second half of 2027.

Project update: As of June 30, 2026, the Company has committed $1,101 million across various project activities, of which $693 million has already been invested. Mass earthworks have moved 13.85 million tonnes of material from La

Tapada deposit (a 71% progress). Most purchase orders for the project’s major equipment have been issued. With respect to the leaching process, purchase orders have been placed for key state-of-the-art equipment, and procurement activities for the remaining major equipment continue.

Regarding the power supply, electromechanical works are underway at the main electrical substations and efforts continue to build the 220-kV transmission line. Concurrently, the mass earthworks required to develop both the dry and wet areas are in their final stage. Civil works and steel structure assembly have commenced in key facilities, including the primary, secondary, and tertiary crushing circuits (dry area), as well as the Solvent Extraction (SX) and Electrowinning (EW) facilities (wet area), among others.

As of June 30, 2026, the Tia Maria project had reached 42% completion, and 5,817 new jobs had been created. Of these positions, 1,254 have been filled by local applicants. To the greatest extent possible, we intend to fill the approximately 6,000 jobs expected to be required during the construction phase of Tia Maria by giving priority to workers from the Islay province.

Projects in Mexico:

SCC has several projects in its Mexican pipeline that may boost organic growth if they are found to be of value for both stakeholders and the communities in which we operate. We are engaged in talks with the current administration to continue rolling out SCC’s Mexican investments for $10.2 billion.

El Pilar - Sonora: This new copper project has obtained the necessary environmental permits and will begin early site preparation works in September 2026 to develop energy lines, water pipelines, roads, workers accommodation, etc. Project construction will commence in the first quarter of 2027, and production is expected to begin in the second half of 2029.

This project is located in Sonora, Mexico, approximately 45 kilometers from Cananea and Buenavista mine. Its copper oxide mineralization contains estimated proven and probable reserves of 317 million tonnes of ore with an average copper grade of 0.249% and a life of mine of 18 years. It will operate as an open-pit mine with an annual production capacity of 36,000 tonnes of copper cathode, utilizing cost-efficient and environmentally friendly SX-EW (Solvent Extraction and Electrowinning) technology. With an investment of $551 million, this project will employ a direct workforce of 450 people during the construction phase and 300 during the operational phase.

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

Project update: As of June 30, 2026, the presence of illegal miners within the project area continues despite the State’s on-site enforcement efforts through the Environmental Prosecutor’s Office; this has hindered the project's progress. Meanwhile, community development and environmental management programs remain underway in the communities of Tiaparo and Tapayrihua, both located within our direct area of influence.

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

Project update: Studies to estimate mineral reserves and develop the mine plan, as well as hydrological and hydrogeological assessments, are currently underway. In addition, geotechnical research is progressing and entering its final phase.

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

Additional projects in the Mexican pipeline are Angangueo and Chalchihuites (which are part of the Mexican copper circuit) and the Empalme Smelter, which are expected to bolster our position as a fully integrated copper producer.

The aforementioned information is based solely on estimates. We cannot make any assurances that we will undertake any of these projects or that the information noted is accurate.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”) PRACTICES

Cularjahuira dam improves agricultural results in Candarave. Over the last five years, the Cularjahuira dam, located in Candarave in southern Peru, has transformed the lives of 18% of farmers of the area and their families by providing year-round access to water. According to the Ministry of Agricultural Development, crop yields in the area have risen around 20%. This infrastructure, with a capacity of 2.5 million cubic meters, was built by our company through an alliance with the Peruvian state and local farmers. We continue to work with authorities to build the Callazas and Calientes dams, also located in Candarave. With these additional dams, more than 90% of farmers’ water needs will be covered.

SCC students’ performance in science and mathematics makes Sonora proud. Students from the Nacozari and Esqueda schools, both in Sonora, Mexico, performed admirably in national and international competitions, including the Mexican Mathematics Olympics and Infomatrix 2026. These achievements reflect the Company’s commitment to education and the development of STEM skills. The Company currently benefits 3,000 students through the 11 education centers it operates in Mexico and Peru.

Sports drive community integration and wellbeing. To promote integration and wellbeing through sports, our company joined the Global Social Initiative of the Mexican Government. Our efforts, which focus on communities neighboring our operations, have brought together 2,629 participants who are organized into 206 teams of employees and community members, with categories for children and youth. Alongside these initiatives, 580 volunteers worked to create 14 community murals and recondition sports venues, which strengthens harmonious relations, inclusion and the social fabric. These sports and cultural programs cover approximately 41% of the young population close to our Mexican operations.

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

BENEFIT PLANS

At the Company’s July 2025 Board of Directors meeting, approval was granted by the Board to terminate the Retirement Benefit Plan for Salaried Employees of Southern Copper Corporation (the “Plan”) effective December 1, 2025. The Termination proceeded as a standard termination. Since November of 2000, the Plan has been frozen and closed to new participants and accruals of benefits. Retirees who received their monthly benefits from The Metropolitan Life Insurance Company (“MetLife”) will continue to receive their monthly benefit from MetLife. Plan participants that begin drawing their benefits for the first time after October 1, 2025, will receive their benefit from Midland Insurance Company.

Settlement charges related to the Plan termination, which included the recognition of accumulated gains and losses recorded within other comprehensive income on the Company’s balance sheet, were recorded in the fourth quarter of 2025. The Plan’s termination had no material impact on the Company’s financial statements; the termination process was completed on April 30, 2026.

RESULTS OF OPERATIONS

The following highlights key financial results for the three-month and six-month periods ended June 30, 2026 and 2025:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Statement of Earnings Data	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Net sales	$4,289.0	$3,051.0	$1,237.9	$40.6%	$8,540.4	$6,172.9	$2,367.5	$38.4%
Operating costs and expenses	(1,665.8)	(1,464.0)	(201.8)	13.8%	(3,436.8)	(3,050.4)	(386.4)	12.7%
Operating income	2,623.2	1,587.0	1,036.2	65.3%	5,103.6	3,122.5	1,981.0	63.4%
Non‑operating income (expense)	(23.8)	(43.1)	19.3	(44.9)%	(60.0)	(100.1)	40.1	(40.0)%
Income before income taxes	2,599.4	1,543.9	1,055.5	68.4%	5,043.5	3,022.4	2,021.1	66.9%
Income taxes	(945.3)	(576.0)	(369.4)	64.1%	(1,836.3)	(1,108.7)	(727.6)	65.6%
Equity earnings of affiliate	20.5	8.8	11.8	134.3%	49.2	12.1	37.1	306.8%
Net income attributable to non‑controlling interest	(4.6)	(3.2)	(1.4)	43.4%	(9.6)	(6.4)	(3.2)	49.4%
Net income attributable to SCC	$1,670.0	$973.4	$696.5	$71.6%	$3,246.8	$1,919.4	$1,327.5	$69.2%

Net sales in the second quarter of 2026 totaled $4,289.0 million, which represented a 40.6% increase compared to the same period in 2025. This increase, which was primarily driven by higher prices for copper (LME, +39.8%; COMEX, +30.5%), molybdenum (+43.1%), silver (+118.6%), and zinc (+30.8%), occurred despite a decrease in the sales volumes of copper (-1.5%), molybdenum (-13.1%), silver (-8.7%) and zinc (-8.8%).

Net income attributable to SCC for the second quarter of 2026 reached $1,670.0 million, which represented a 71.6% increase compared to the same period in 2025. This increase was primarily driven by higher net sales (+40.6%), reflecting higher metal prices across all our products, while operating costs increased at a considerably lower rate (+13.8%).

Net sales for the first half of 2026 increased 38.4% compared to the same period in 2025. This increase, which was primarily driven by higher sales volumes of silver (+1.1%) and zinc (+2.6%), as well as higher prices for copper (LME, +38.8%; COMEX, +28.6%), molybdenum (+33.7%), silver (+137.9%), and zinc (+22.6%), occurred despite a drop in sales volumes of copper (-1.5%) and molybdenum (-8.0%).

Net income attributable to SCC for the first half of 2026 increased 69.2% compared to the same period in 2025. This increase was primarily driven by growth in net sales (+38.4%), which were buoyed by higher metal prices across all our products, while operating costs increased at a considerably lower rate (+12.7%).

The table below outlines the average published market metal prices for our metals for the three-month and six-month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Copper price ($per pound—LME)	$6.04	$4.32	39.8%	$5.94	$4.28	38.8%
Copper price ($per pound—COMEX)	$6.16	$4.72	30.5%	$5.98	$4.65	28.6%
Molybdenum price ($per pound)(1)	$29.44	$20.57	43.1%	$27.40	$20.50	33.7%
Zinc price ($per pound—LME)	$1.57	$1.20	30.8%	$1.52	$1.24	22.6%
Silver price ($per ounce—COMEX)	$73.49	$33.62	118.6%	$78.41	$32.96	137.9%
(1)	Platts Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three-month and six-months periods ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales as a percentage of total net sales	2026	2025	2026	2025
Copper	72.7%	74.1%	71.4%	76.0%
Molybdenum	11.1%	11.6%	10.8%	10.6%
Silver	8.8%	6.6%	10.6%	6.1%
Zinc	3.5%	4.0%	3.5%	3.8%
Other by‑products	3.9%	3.7%	3.7%	3.5%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product for the three-month and six-month periods ended June 30, 2026 and 2025. The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales (million pounds)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Refined (including SX‑EW)	269.9	234.0	35.9	15.3%	557.1	484.4	72.7	15.0%
Rod	87.3	86.3	1.1	1.2%	168.8	177.8	(9.0)	(5.0)%
Concentrates and other	129.3	173.7	(44.3)	(25.5)%	271.7	368.9	(97.2)	(26.4)%
Total	486.6	494.0	(7.4)	(1.5)%	997.6	1,031.0	(33.5)	(3.2)%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three-month and six-month periods ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
Copper Sales by product type	2026	2025	2026	2025
Refined (including SX‑EW)	55.5%	47.4%	55.8%	47.0%
Rod	17.9%	17.5%	16.9%	17.2%
Concentrates and other	26.6%	35.1%	27.2%	35.8%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Power	9.4%	11.2%	11.3%	12.1%
Labor	13.6%	12.3%	13.5%	12.1%
Fuel	18.0%	14.4%	16.6%	14.8%
Maintenance	16.9%	26.2%	20.4%	25.5%
Operating material	24.9%	18.8%	21.3%	18.8%
Other	17.2%	17.1%	16.9%	16.7%
Total	100.0%	100.0%	100.0%	100.0%

Second quarter: Operating costs and expenses were $1,665.8 million for the second quarter of 2026, compared to $1,464.0 million for the same period of 2025. The increase of $201.8 million was primarily due to:

Operating cost and expenses for the second quarter of 2025			$1,464.0
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		125.1
	- Operating materials	71.2
	- Fuel	49.8
	- Workers participation	35.2
	- Exchange rate variance	23.1
	- Labor expenses	19.9
	- Leachable material	12.0
	- Other net, partially offset by	29.0
	- Repairing materials, principally heavy equipment spare parts	(83.0)
	- Inventory variance	(32.2)
•	Increase in volume and cost of metals purchased from third parties.		52.8
•	Increase in depreciation, amortization and depletion expense.		19.8
•	Increase in selling, general and administrative expenses.		2.9
•	Increase in exploration expense.		1.2
Operating cost and expenses for the second quarter of 2026			$1,665.8

Six months: Operating costs and expenses were $3,436.8 million for the first six months of 2026, compared to $3,050.4 million for the same period of 2025. The increase of $386.4 million was primarily due to:

Operating cost and expenses for the first six months of 2025			$3,050.4
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		227.2
	- Operating materials	70.9
	- Fuel	56.6
	- Workers participation	53.2
	- Labor expenses	40.5
	- Leachable material	29.0
	- Solidarity contribution for social and development programs in Sonora, Mexico	28.7
	- Sales expenses	21.9
	- Other net, partially offset by	6.6
	- Repairing materials, principally heavy equipment spare parts	(80.3)
•	Increase in volume and cost of metals purchased from third parties.		130.2
•	Increase in depreciation, amortization and depletion expense.		21.7
•	Increase in selling, general and administrative expenses.		7.0
•	Increase in exploration expense.		0.3
Operating cost and expenses for the first six months of 2026			$3,436.8

NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense) represented a net expense of $(23.8) million and $(60.0) million for the three and six months ended June 30, 2026, compared to a net expense of $(43.1) million and $(100.1) million for the three and six months ended June 30, 2025.

Second quarter: The $19.3 million decrease in the expense level was due to:

●	$9.1 million decrease in net miscellaneous expenses, principally due to an increase in income received for the sale of fixed assets at our Mexican operations.
●	$5.9 million decrease in interest expense, net of capitalized interest; and partially offset by
●	$4.3 million increase in interest income due to higher cash balances.

Six months: The $40.1 million decrease in the expense level was due to:

●	$29.6 million decrease in net miscellaneous expenses, due to an increase in income received for the sale of fixed assets at our Mexican operations. Additionally, the 2025 figure included a $9.9 million asset impairment at Tia Maria project.
●	$8.0 million decrease in interest expense, net of capitalized interest, partially offset by
●	$2.5 million increase in interest income due to higher cash balances.

INCOME TAXES

	Six Months Ended
	June 30,
	2026	2025
Provision for income taxes ($ in millions)	$1,836.3	$1,108.7
Effective income tax rate	36.4%	36.7%

In addition to the income taxes of Peru, Mexico and the United States, the provision for income taxes also includes the mining royalties from Peru and Mexico and the Peruvian special mining tax.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three-month and six-month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
Copper Sales (million pounds)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Peruvian operations	196.1	209.8	(13.7)	(6.5)%	403.9	456.1	(52.2)	(11.4)%
Mexican open‑pit	288.6	282.4	6.1	2.2%	589.1	572.6	16.5	2.9%
Mexican IMMSA unit	7.9	8.2	(0.2)	(3.0)%	15.4	13.4	2.0	14.9%
Other and intersegment elimination	(6.0)	(6.4)	0.4	(6.3)%	(10.9)	(11.1)	0.2	(2.0)%
Total copper sales	486.6	494.0	(7.4)	(1.5)%	997.6	1,031.0	(33.5)	(3.2)%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three-month and six-month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
By‑product Sales (million pounds, except silver—million ounces)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	6.5	8.1	(1.6)	(19.9)%	14.6	15.8	(1.3)	(8.0)%
Silver	1.2	1.6	(0.4)	(27.0)%	2.4	3.3	(0.8)	(25.6)%
Mexican open‑pit operations:
Molybdenum contained in concentrate	8.6	9.2	(0.7)	(7.1)%	17.0	18.5	(1.5)	(8.0)%
Zinc	44.9	64.3	(19.4)	(30.2)%	86.9	97.3	(10.4)	(10.7)%
Silver	3.3	3.4	(0.1)	(3.0)%	7.2	6.5	0.7	10.2%
IMMSA unit
Zinc‑refined and in concentrate	46.9	46.7	0.2	0.4%	98.6	94.2	4.3	4.6%
Silver	1.7	1.8	(0.1)	(3.6)%	3.5	3.4	0.1	4.4%
Other and intersegment elimination
Silver	(0.7)	(0.7)	0.1	(9.1)%	(1.3)	(1.5)	0.1	(10.3)%
Zinc	(2.3)	(12.9)	10.6	(82.0)%	(2.3)	(12.9)	10.6	(82.0)%
Total by‑product sales
Molybdenum contained in concentrate	15.0	17.3	(2.3)	(13.1)%	31.6	34.3	(2.7)	(8.0)%
Zinc‑refined and in concentrate	89.4	98.1	(8.6)	(8.8)%	183.2	178.6	4.6	2.6%
Silver	5.5	6.0	(0.5)	(8.7)%	11.8	11.7	0.1	1.1%

Peruvian Open-pit Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Net sales	$1,584.4	$1,178.2	$406.2	34.5%	$3,165.8	$2,444.2	$721.5	29.5%
Operating costs and expenses	(648.6)	(595.1)	(53.4)	9.0%	(1,306.1)	(1,299.6)	(6.6)	0.5%
Operating income	$935.9	$583.1	$352.7	60.5%	$1,859.6	$1,144.6	$715.0	62.5%

Net sales in the second quarter of 2026 increased $406.2 million compared to the same period in 2025. This increase was primarily driven by higher prices for copper (LME, +39.8%), molybdenum (+43.1%), and silver (+118.6%), despite lower sales volumes of copper (-6.5%), molybdenum (-19.9%), and silver (-27.0%).

Operating costs and expenses were $648.6 million for the second quarter of 2026 compared to $595.1 million for the same period of 2025. The increase of $53.4 million was primarily due to:

Operating costs and expenses for the second quarter of 2025			$595.1
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to:		52.6
	- Operating materials	71.2
	- Fuel	33.2
	- Workers participation	27.1
	- Inventory variance	10.1
	- Labor expenses	8.5
	- Exchange rate variance	6.3
	- Other net, partially offset by	2.9
	- Repairing materials, principally heavy equipment spare parts	(106.6)
•	Increase in depreciation, amortization and depletion expense.		3.5
•	Increase in selling, general and administrative expenses.		0.8
Less:
•	Decrease in exploration expenses.		(3.3)
•	Decrease in cost of metals purchased from third parties.		(0.3)
Operating costs and expenses for the second quarter of 2026			$648.6

Net sales in the first six months of 2026 increased $721.5 million compared to the same period in 2025. This increase, which was primarily driven by higher prices for copper (LME, +38.8%), molybdenum (+33.7%), and silver (+137.9%), occurred despite a drop in the sales volumes of copper (-11.4%), molybdenum (-8.0%), and silver (-25.6%).

Operating costs and expenses were $1,306.1 million for the first six months of 2026 compared to $1,299.6 million for the same period of 2025. The increase of $6.6 million was primarily due to:

Operating costs and expenses for the first six months of 2025			$1,299.6
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to:		14.1
	- Operating materials	70.9
	- Workers participation	58.8
	- Fuel	36.1
	- Labor expenses	14.7
	- Other, net, partially offset by	7.2
	- Repairing materials, principally heavy equipment spare parts	(115.3)
	- Inventory variance	(58.3)
•	Increase in selling, general and administrative expenses.		2.1
Less:
•	Decrease in depreciation, amortization and depletion expense.		(5.1)
•	Decrease in exploration expenses.		(3.6)
•	Decrease in cost of metals purchased from third parties.		(1.0)
Operating costs and expenses for the first six months of 2026			$1,306.1

Mexican Open-pit Operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Net sales	$2,511.9	$1,754.8	$757.2	43.1%	$4,955.5	$3,504.2	$1,451.3	41.4%
Operating costs and expenses	(901.2)	(765.9)	(135.4)	17.7%	(1,917.2)	(1,549.7)	(367.5)	23.7%
Operating income	$1,610.7	$988.9	$621.8	62.9%	$3,038.2	$1,954.4	$1,083.8	55.5%

Net sales in the second quarter of 2026 increased $757.2 million compared to the same period in 2025. This increase was primarily driven by higher sales volumes of copper (+2.2%), as well as by higher prices for copper (COMEX, +30.5%), molybdenum (+43.1%), silver (+118.6%), and zinc (+30.8%); the improvement in net sales occurred despite a drop in the sales volumes of molybdenum (-7.1%), silver (-3.0%) and zinc (-30.2%).

Operating costs and expenses were $901.2 million for the second quarter of 2026 compared to $765.9 million for the same period of 2025. The increase of $135.4 million was primarily due to:

Operating costs and expenses for the second quarter of 2025			$765.9
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		69.3
	- Exchange rate variance	29.2
	- Leachable material	27.1
	- Repairing materials, principally heavy equipment spare parts	22.1
	- Fuel	15.4
	- Workers participation	15.1
	- Other net, partially offset by	8.7
	- Inventory variance	(35.0)
	- Energy costs	(13.2)
•	Increase in volume and cost of metals purchased from third parties.		41.5
•	Increase in depreciation, amortization and depletion expense.		18.9
•	Increase in selling, general and administrative expenses.		6.2
Less:
•	Decrease in exploration expense.		(0.6)
Operating costs and expenses for the second quarter of 2026			$901.2

Net sales in the first six months of 2026 increased $1,451.3 million compared to the same period in 2025. This increase was primarily driven by higher sales volumes of copper (+2.9%) and silver (+10.2%), as well as higher prices for copper (COMEX, +28.6%), molybdenum (+33.7%), silver (+137.9%), and zinc (+22.6%); net sales rose despite a decrease in sales volumes of molybdenum (-8.0%) and zinc (-10.7%).

Operating costs and expenses were $1,917.2 million for the first six months of 2026 compared to $1,549.7 million for the same period of 2025. The increase of $367.5 million was primarily due to:

Operating costs and expenses for the first six months of 2025			$1,549.7
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		194.6
	- Leachable material	49.3
	- Repairing materials, principally heavy equipment spare parts	29.9
	- Solidarity contribution for social and development programs in Sonora, Mexico	28.7
	- Sales expenses	19.3
	- Fuel	18.9
	- Labor expenses	15.8
	- Exchange rate variance	14.0
	- Inventory variance	9.7
	- Other net	8.9
•	Increase in volume and cost of metals purchased from third parties.		136.4
•	Increase in depreciation, amortization and depletion expense.		30.8
•	Increase in selling, general and administrative expenses.		6.3
Less:
•	Decrease in exploration expense.		(0.5)
Operating costs and expenses for the first six months of 2026			$1,917.2

Mexican Underground Operations (IMMSA):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Net sales	$267.9	$179.3	$88.7	49.5%	$586.5	$334.7	$251.7	75.2%
Operating costs and expenses	(179.9)	(161.5)	(18.4)	11.4%	(357.7)	(298.5)	(59.2)	19.8%
Operating income	$88.0	$17.8	$70.2	395.0%	$228.8	$36.2	$192.6	531.6%

Net sales in the second quarter of 2026 increased $88.7 million compared to the same period in 2025. This increase, which was primarily driven by higher sales volumes of zinc (+0.4%) and higher prices for copper (COMEX, +30.5%), silver (+118.6%), and zinc (+30.8%), occurred despite a drop in the sales volumes of copper (-3.0%) and silver (-3.6%).

Operating costs and expenses were $179.9 million for the second quarter of 2026 compared to $161.5 million for the same period of 2025. The increase of $18.4 million was primarily due to:

Operating costs and expenses for the second quarter of 2025			$161.5
Plus:
•	Increase in volume and cost of metals purchased from third parties.		20.3
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		1.3
	- Operations contractors	4.9
	- Labor expenses	3.8
	- Sales expenses	2.5
	- Repairing materials, principally heavy equipment spare parts	1.6
	- Other net, partially offset by	3.5
	- Exchange rate variance	(8.3)
	- Inventory variance	(6.8)
•	Increase in exploration expense.		1.1
•	Increase in depreciation, amortization and depletion expense.		0.1
Less:
•	Decrease in selling, general and administrative expenses.		(4.3)
Operating costs and expenses for the second quarter of 2026			$179.9

Net sales in the first six months of 2026 increased $251.7 million compared to the same period in 2025. This increase was primarily driven by higher sales volumes of copper (+14.9%), silver (+4.4%), and zinc (+4.6%), as well as higher prices for copper (COMEX, +28.6%), silver (+137.9%), and zinc (+22.6%).

Operating costs and expenses were $357.7 million for the first six months of 2026 compared to $298.5 million for the same period of 2025. The increase of $59.2 million was primarily due to:

Operating costs and expenses for the first six months of 2025			$298.5
Plus:
•	Increase in volume and cost of metals purchased from third parties.		41.9
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		17.4
	- Operations contractors	12.6
	- Labor expenses	10.0
	- Sales expenses	4.2
	- Repairing materials, principally heavy equipment spare parts	5.1
	- Other net, partially offset by	1.4
	- Workers participation	(16.0)
•	Increase in depreciation, amortization and depletion expense.		0.8
•	Increase in exploration expense.		0.5
Less:
•	Decrease in selling, general and administrative expenses.		(1.5)
Operating costs and expenses for the first six months of 2026			$357.7

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the six-month periods ended June 30, 2026 and 2025 (in millions):

	2026	2025	Variance
Net cash provided by operating activities	$3,683.0	$1,698.2	$1,984.9
Net cash used in investing activities	$(1,925.0)	$(983.6)	$(941.4)
Net cash used in financing activities	$(401.6)	$(627.5)	$225.9

Net cash provided by operating activities:

The change in net cash from operating activities for the six-month periods ended June 30, 2026 and 2025 include, in millions, the following significant items:

	2026	2025	Variance	% Change
Net income	$3,256.5	$1,925.8	$1,330.7	69.1%
Depreciation, amortization and depletion	451.7	430.0	21.7	5.1%
(Benefit) provision for deferred income taxes	(18.7)	53.2	(71.8)	(135.1)%
Loss on foreign currency transaction effect	9.8	17.8	(8.0)	(44.9)%
Other adjustments to net income	7.9	14.2	(6.2)	(43.9)%
Change in operating assets and liabilities	(24.2)	(742.7)	718.5	(96.7)%
Net cash provided by operating activities	$3,683.0	$1,698.2	$1,984.9	116.9%

Six-month period ended June 30, 2026: Net income was $3,256.5 million, which represented approximately 88.4% of the net operating cash flow. The cash flow from operating assets and liabilities dropped $24.2 million due to the following:

●	$(44.5) million increase in trade accounts receivable, which was mainly attributable to an increase in metal prices in the first half of 2026.
●	$(2.2) million decrease in accounts payable and accrued liabilities.
●	$46.8 million net decrease in inventory, which was primarily driven by a reduction in the leachable material inventory.
●	$(24.3) million increase in other operating assets and liabilities, net.

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

Net cash used in investing activities:

Six-month period ended June 30, 2026: Net cash used in investing activities included $864.7 million for capital investments. The capital investments included:

●	$382.1 million of investments at our Mexican operations:
●	$70.5 million for the IMMSA unit,
●	$45.5 million for the tailings deposits of the new concentrator at Buenavista,
●	$42.2 million for land for new projects,
●	$26.4 million for wells and recovered water conduction,
●	$193.6 million for replacement, maintenance expenditures and other projects, and
●	$3.9 million decrease in capital expenditures incurred but not yet paid.

●	$482.6 million of investments at our Peruvian operations:
●	$238.5 million for the Tia Maria project,
●	$10.8 million for the relocation of the leaching crusher at Toquepala,
●	$8.3 million for the relocation of the electrical room and conveyor belt at the Cuajone concentrator,
●	$7.3 million for the new concentrator maintenance workshop
●	$6.8 million for the cathode stripping machine at the Ilo refinery,
●	$116.3 million for replacement, maintenance expenditures and other projects,
●	$43.9 million for other minor projects with a budget below $1 million, and
●	$50.7 million decrease in capital expenditures incurred but not yet paid.

Investment activities in the first six months of 2026 included $1,060.3 million of net purchase of short-term investments.

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

Dividends:

On July 16, 2026, the Board of Directors authorized a quarterly cash dividend of $1.10 per share of common stock and a stock dividend of 0.0120 shares of common stock per share of common stock, payable on August 27, 2026 to shareholders of record at the close of business on August 11, 2026.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $177.32, which is the average of the high and low share price on July 16, 2026.

Factoring in both the cash dividend and the equivalent value of the stock dividend (calculated at $2.13 based on the average high and low share price of $177.32 per share on July 16, 2026), the total estimated dividend payment is $3.23 per share.

Capital Investment and Exploration Programs:

A discussion of our capital investment programs is an important part of understanding our liquidity and capital resources. We expect to meet the cash requirements for these capital investments from cash on hand, internally generated funds and from additional external financing, including funding received in June 2026. For information regarding our capital investment programs, please see the discussion under the caption “Capital Investment Programs” under this Item 2.

Contractual Obligations:

The following information updates our significant contractual obligations disclosed in Part II, Item 7 of our 2025 annual report on Form 10-K as filed with the SEC on February 27, 2026:

In May 2026, the Company entered into a power purchase agreement for a total of 200MW with Orygen Perú S.A.A. (“Orygen”), under which Orygen will supply energy for the Peruvian operations for ten years starting on May 1, 2027 and ending on April 30, 2037. Orygen will initially supply 120MW of power to the Company, effective between May 1, 2027 and April 30, 2029. Beginning on May 1, 2029, and until the contract end date on April 30, 2037, the contract amount will increase to 200MW. It is projected this new contract will reduce power costs for the Peruvian operations by approximately 22%.

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 44) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our condensed consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$1,389.5	$2.82	$1,211.7	$2.37	$2,888.3	$2.93	$2,530.9	$2.48
Add:
Selling, general and administrative	35.3	0.07	32.5	0.06	71.1	0.07	64.1	0.06
Sales premiums, net of treatment and refining charges	(46.5)	(0.09)	(36.5)	(0.07)	(94.0)	(0.10)	(71.5)	(0.07)
Less:
Workers’ participation	(132.3)	(0.27)	(97.1)	(0.19)	(257.3)	(0.26)	(204.1)	(0.20)
Cost of metals purchased from third parties	(111.1)	(0.23)	(63.4)	(0.12)	(232.0)	(0.24)	(114.0)	(0.11)
Royalty charge and other, net	(80.0)	(0.16)	(15.4)	(0.03)	(107.6)	(0.11)	(37.8)	(0.04)
Inventory change	73.6	0.15	46.5	0.09	(3.9)	(0.00)	(39.2)	(0.04)
Operating Cash Cost before by‑product revenues	$1,128.5	$2.29	$1,078.3	$2.11	$2,264.5	$2.30	$2,128.4	$2.08
Add:
By‑product revenues(1)	(1,099.5)	(2.23)	(750.8)	(1.47)	(2,278.9)	(2.31)	(1,403.2)	(1.37)
Net revenue on sale of metal purchased from third parties	(6.6)	(0.01)	(5.2)	(0.01)	(15.9)	(0.02)	(11.1)	(0.01)
Add:
Total by‑product revenues	(1,106.2)	(2.24)	(755.9)	(1.48)	(2,294.8)	(2.33)	(1,414.4)	(1.38)
Operating Cash Cost net of by‑product revenues	$22.4	$0.05	$322.4	$0.63	$(30.2)	$(0.03)	$714.0	$0.70
Total pounds of copper produced (in millions) (2)	493.3		510.4		986.1		1,022.1
(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(475.8)	$(0.96)	$(354.7)	$(0.69)	$(921.3)	$(0.93)	$(655.2)	$(0.64)
Silver	(338.5)	(0.69)	(177.6)	(0.35)	(816.7)	(0.83)	(334.2)	(0.33)
Zinc	(126.3)	(0.26)	(115.0)	(0.23)	(247.9)	(0.25)	(215.9)	(0.21)
Sulfuric Acid	(85.2)	(0.17)	(66.3)	(0.13)	(171.8)	(0.17)	(124.7)	(0.12)
Gold and others	(73.8)	(0.15)	(37.2)	(0.07)	(121.3)	(0.12)	(73.3)	(0.07)
Total	$(1,099.5)	$(2.23)	$(750.8)	$(1.47)	$(2,278.9)	$(2.31)	$(1,403.2)	$(1.37)

(2)	Net of metallurgical losses.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended June 30, 2026.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Given that our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three-month and six-month periods ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Peru:
Peruvian inflation rate	0.6%	0.4%	3.8%	1.3%
Initial exchange rate	3.495	3.677	3.386	3.770
Closing exchange rate	3.415	3.549	3.415	3.549
Appreciation/(devaluation)	2.3%	3.5%	(0.9)%	5.9%
Mexico:
Mexican inflation rate	(0.3)%	0.9%	1.5%	1.8%
Initial exchange rate	18.067	20.318	17.967	20.268
Closing exchange rate	17.470	18.893	17.470	18.893
Appreciation/(devaluation)	3.3%	7.0%	2.8%	6.8%

Change in monetary position:

Assuming an exchange rate variance of 10% at June 30, 2026, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$30.3
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(37.1)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$9.9
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(12.1)

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended June 30, 2026.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2026, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2026, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of June 30, 2026, the related condensed consolidated statements of earnings, comprehensive income, cash flows and changes in equity for the three-month and six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
July 31, 2026

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
4.11

Seventh Supplemental Indenture, dated as of June 24, 2026, between Southern Copper Corporation and Computershare Trust Company, National Association, as trustee, pursuant to which the 5.350% Notes due 2036 were issued. (Filed as Exhibit 4.1 to Current Report on Form 8-K filed on June 25, 2026 and incorporated herein by reference).

4.12	Form of 5.350% Notes due 2036 (Filed as Exhibit 4.2 to Current Report on Form 8-K filed on June 25, 2026 and incorporated herein by reference).

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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three-month and six-month periods ended June 30, 2026 and 2025; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three-month and six-month periods ended June 30, 2026 and 2025; (iii) the Condensed Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025; (iv) the Condensed Consolidated Statement of Cash Flows for the three-month and six-month periods ended June 30, 2026 and 2025; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Leonardo Contreras Lerdo de Tejada
Leonardo Contreras Lerdo de Tejada
Chief Executive Officer

July 31, 2026

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

July 31, 2026