Form 10-Q
period 2026-09-30
SOUTHERN COPPER CORP/
filed 2026-10-30
CIK 1001838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

or

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

As of October 29, 2026, there were outstanding 844,343,266 shares of Southern Copper Corporation common stock, par value $0.01 per share.

Southern Copper Corporation (“SCC”)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions, except for per share amounts)
Net sales (including sales to related parties, see note 5)	$4,696.6	$3,377.3	$13,237.0	$9,550.2
Operating cost and expenses:
Cost of sales (exclusive of depreciation, amortization and depletion shown separately below)	1,599.1	1,356.8	4,487.4	3,887.7
Selling, general and administrative	36.4	33.7	107.5	97.9
Depreciation, amortization and depletion	230.4	207.8	682.1	637.7
Exploration	15.7	10.2	41.4	35.6
Total operating costs and expenses	1,881.5	1,608.5	5,318.3	4,658.9

Operating income	2,815.1	1,768.8	7,918.7	4,891.3

Interest expense	(121.4)	(104.3)	(331.6)	(312.3)
Capitalized interest	20.3	13.0	52.5	35.0
Interest income	71.4	47.9	175.7	149.7
Other (expense) income	(5.3)	(1.1)	8.3	(17.2)
Income before income taxes	2,780.1	1,724.1	7,823.6	4,746.6
Income taxes (including royalty taxes, see Note 4)	990.9	619.7	2,827.2	1,728.4
Net income before equity earnings of affiliate	1,789.2	1,104.5	4,996.4	3,018.2
Equity earnings of affiliate, net of income tax	17.8	6.4	67.0	18.5
Net income	1,807.0	1,110.9	5,063.5	3,036.7
Less: Net income attributable to the non-controlling interest	5.2	3.3	14.9	9.7
Net income attributable to SCC	$1,801.8	$1,107.6	$5,048.6	$3,027.0

Per common share amounts attributable to SCC:
Net earnings-basic and diluted	$2.15	$1.32	$6.08	$3.65

Weighted average shares outstanding-basic and diluted	838.1	838.1	829.7	829.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
COMPREHENSIVE INCOME:
Net income and comprehensive income	$1,807.0	$1,110.9	$5,063.5	$3,036.7
Total comprehensive income	1,807.0	1,110.9	5,063.5	3,036.7
Comprehensive income attributable to the non-controlling interest	5.2	3.3	14.9	9.7
Comprehensive income attributable to SCC	$1,801.8	$1,107.6	$5,048.6	$3,027.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2026	2025

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,823.7	$4,304.6
Short-term investments	3,239.2	604.6
Accounts receivable trade	2,347.2	1,951.2
Accounts receivable other (including related parties 2026- $22.9 and 2025 - $16.2)	97.7	71.4
Inventories	1,059.8	1,058.1
Prepaid taxes	271.4	331.2
Other current assets	20.4	31.3
Total current assets	11,859.3	8,352.5

Property and mine development, net	11,044.9	10,272.2
Ore stockpiles on leach pads	1,051.3	1,114.5
Intangible assets, net	120.6	122.4
Right-of-use assets, net	625.4	700.8
Deferred income tax	402.0	336.3
Equity method investment	168.8	134.5
Other non-current assets	332.9	348.2
Total assets	$25,605.2	$21,381.4

LIABILITIES
Current liabilities:
Accounts payable (including related parties 2026- $101.1 and 2025- $138.4)	$992.8	$861.5
Accrued income taxes	1,015.5	634.4
Accrued workers’ participation	441.8	404.6
Accrued interest	143.9	115.0
Lease liabilities current	89.0	86.5
Other accrued liabilities	67.5	43.0
Total current liabilities	2,750.5	2,145.1

Long-term debt	7,995.9	6,750.7
Lease liabilities	512.6	576.3
Deferred income taxes	104.3	130.5
Non-current taxes payable	120.1	97.1
Other liabilities and reserves	30.4	105.7
Asset retirement obligation	495.8	471.1
Total non-current liabilities	9,259.0	8,131.4

Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY (NOTE 11)
Common stock par value $0.01; shares authorized, 2026 and 2025–2,000; shares issued, 2026 and 2025–884.6	8.8	8.8
Additional paid-in capital	11,237.1	7,257.9
Retained earnings	3,696.8	5,797.2
Accumulated other comprehensive income	8.3	8.3
Treasury stock, at cost, common shares	(1,434.0)	(2,034.2)
Total Southern Copper Corporation stockholders’ equity	13,516.9	11,038.1
Non-controlling interest	78.7	66.8
Total equity	13,595.7	11,104.9
Total liabilities and equity	$25,605.2	$21,381.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in millions)
OPERATING ACTIVITIES
Net income	$1,807.0	$1,110.9	$5,063.5	$3,036.7
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation, amortization and depletion	230.4	207.8	682.1	637.7
Equity earnings of affiliate, net of dividends received	(7.9)	(2.8)	(34.3)	(11.7)
(Gain) loss on foreign currency transaction effect	(8.7)	12.6	1.1	30.4
(Benefit) provision for deferred income taxes	(73.8)	(20.4)	(92.5)	32.8
Other, net	19.2	(12.2)	53.5	10.8
Change in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(351.4)	(161.7)	(395.9)	(529.8)
Decrease (increase) in inventories	14.7	(25.0)	61.6	15.2
Increase (decrease) in accounts payable and accrued liabilities	597.0	368.9	594.8	(25.9)
(Decrease) increase in other operating assets and liabilities	(2.3)	81.5	(26.6)	61.6
Net cash provided by operating activities	2,224.3	1,559.6	5,907.3	3,257.8
INVESTING ACTIVITIES
Capital expenditures	(515.8)	(349.2)	(1,380.5)	(902.7)
Proceeds from (purchase) sale of short-term investments, net	(1,574.3)	99.5	(2,634.6)	(330.6)
Net cash used in investing activities	(2,090.1)	(249.7)	(4,015.1)	(1,233.3)
FINANCING ACTIVITIES
Repayments of debt	—	—	—	(500.0)
Proceeds from issuance of debt	—	—	1,247.5	993.8
Payments of debt issuance costs	—	—	(3.9)	(6.4)
Cash dividends paid to common stockholders	(917.9)	(643.3)	(2,563.2)	(1,754.0)
Other, net	(2.9)	(4.9)	(2.7)	(9.1)
Net cash provided by (used in) financing activities	(920.7)	(648.2)	(1,322.4)	(1,275.7)
Effect of exchange rate changes on cash and cash equivalents	(54.8)	(47.1)	(50.8)	(57.3)
(Decrease) increase in cash and cash equivalents	(841.3)	614.6	519.0	691.5
Cash and cash equivalents, at beginning of period	5,665.0	3,334.9	4,304.6	3,258.1
Cash and cash equivalents, at end of period	$4,823.7	$3,949.6	$4,823.7	$3,949.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025

	(in millions)
TOTAL EQUITY, beginning of period	$12,708.6	$10,053.4	$11,104.9	$9,238.1
STOCKHOLDERS’ EQUITY, beginning of period	12,632.2	9,984.8	11,038.1	9,171.6
CAPITAL STOCK:
Balance at beginning and end of period:	8.8	8.8	8.8	8.8
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period	9,709.0	5,890.7	7,257.9	5,026.0
Dividends paid in common stock	1,526.8	606.2	3,950.1	1,460.0
Other activity of the period	1.3	21.9	29.1	32.8
Balance at end of period	11,237.1	6,518.8	11,237.1	6,518.8
TREASURY STOCK:
Southern Copper common shares
Balance at beginning of period	(1,247.4)	(1,998.4)	(1,625.4)	(2,337.3)
Dividends paid in common stock	248.4	201.5	626.2	540.3
Used for corporate purposes	0.1	0.1	0.3	0.2
Balance at end of period	(998.9)	(1,796.8)	(998.9)	(1,796.8)
Parent Company common shares
Balance at beginning of period	(434.7)	(373.5)	(408.8)	(363.4)
Other activity, including dividend, interest and foreign currency translation effect	(0.5)	(21.2)	(26.4)	(31.4)
Balance at end of period	(435.1)	(394.7)	(435.1)	(394.7)
Treasury stock balance at end of period	(1,434.0)	(2,191.5)	(1,434.0)	(2,191.5)
RETAINED EARNINGS:
Balance at beginning of period	4,588.1	6,459.4	5,797.2	6,839.6
Net earnings	1,801.8	1,107.6	5,048.6	3,027.0
Dividends declared and paid, common stock, per share, 2026- $3.10, 2025– $2.20	(917.9)	(643.3)	(2,563.2)	(1,754.0)
Dividends paid in common stock	(1,775.2)	(807.8)	(4,576.3)	(2,000.3)
Other activity	—	—	(9.5)	3.7
Balance at end of period	3,696.8	6,116.0	3,696.8	6,116.0
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period	8.3	(2.2)	8.3	(2.2)
Other comprehensive income	—	—	—	—
Balance at end of period	8.3	(2.2)	8.3	(2.2)
STOCKHOLDERS’ EQUITY, end of period	13,516.9	10,449.9	13,516.9	10,449.9
NON-CONTROLLING INTEREST, beginning of period	76.4	68.6	66.8	66.6
Net earnings	5.2	3.3	14.9	9.7
Distributions paid	(2.9)	(4.9)	(2.9)	(9.2)
NON-CONTROLLING INTEREST, end of period	78.7	67.0	78.7	67.0
TOTAL EQUITY, end of period	$13,595.7	$10,516.9	$13,595.7	$10,516.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Southern Copper Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— DESCRIPTION OF THE BUSINESS:

Southern Copper Corporation (“Southern Copper”, "SCC" or the “Company”) is a majority-owned, indirect subsidiary of Grupo Mexico S.A.B. de C.V. (“Grupo Mexico”). As of September 30, 2026, Grupo Mexico, through its wholly-owned subsidiary Americas Mining Corporation (“AMC”) owned 88.9% of the Company’s capital stock. The condensed consolidated financial statements presented herein consist of the accounts of Southern Copper, a Delaware corporation, and its subsidiaries. The Company is an integrated producer of copper and other minerals, and operates mining, smelting and refining facilities in Peru and Mexico. The Company conducts its primary operations in Peru through a registered branch (the "Peruvian Branch" or “Branch” or “SPCC”). The Peruvian Branch is not a corporation separate from the Company. The Company's Mexican operations are conducted through subsidiaries. The Company also conducts exploration activities in Argentina, Chile, Mexico and Peru.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of September 30, 2026 and the results of operations, comprehensive income, cash flows and changes in equity for the nine months ended September 30, 2026 and 2025. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year. The December 31, 2025 balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2025 and notes included in the Company’s 2025 annual report on Form 10-K. The accounting policies and practices followed in these condensed consolidated financial statements are the same as those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 2 — SHORT-TERM INVESTMENTS:

Short-term investments were as follows (in millions):

	At September 30,	At December 31,
	2026	2025
Trading securities	$3,239.1	$604.5
Weighted average interest rate	4.1%	4.1%

Available-for-sale	$0.1	$0.1
Weighted average interest rate	0.9%	0.9%
Total	$3,239.2	$604.6

Trading securities consisted of bonds issued by public companies and were publicly traded. Each financial instrument was independent of the others. The Company had the intention to sell these bonds in the short-term.

Available-for-sale investments consist of securities issued by public companies. Each security is independent of the others and as of September 30, 2026, and December 31, 2025, included asset and mortgage-backed obligations. As of September 30, 2026, 2025 and December 31, 2025, gross unrealized gains and losses on available-for-sale securities were not material.

The Company earned interest related to these trading investments, which was recorded as interest income in the condensed consolidated statement of earnings. Also, the Company redeemed some of these trading securities and recognized gains (losses) due to changes in fair value, which were recorded as other income (expense) in the condensed consolidated statement of earnings.

The following table summarizes trading investment activity (in millions):

	Three months ended				Nine months ended
	September 30,				September 30,
	2026		2025		2026		2025
Trading:
Interest earned		$30.6		$13.6		$47.1		$20.0
Unrealized gain (loss) at the end of the period	$	(*)	$	(*)	$	(*)	$	(*)

(*) Less than $0.1 million.

NOTE 3 — INVENTORIES:

Inventories were as follows:

	At September 30,	At December 31,
(in millions)	2026	2025
Inventory, current:
Metals at average cost:
Finished goods	$71.7	$68.3
Work-in-process	306.7	327.9
Ore stockpiles on leach pads	249.0	238.6
Supplies at average cost	432.4	423.3
Total current inventory	$1,059.8	$1,058.1
Inventory, long-term:
Ore stockpiles on leach pads	$1,051.3	$1,114.5

During the nine-month periods ended September 30, 2026 and 2025, total leaching costs capitalized as non-current inventory of ore stockpiles on leach pads amounted to $156.6 million and $186.7 million, respectively. Leaching inventories recognized in cost of sales amounted to $209.4 million and $173.5 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 4 — INCOME TAXES:

The income tax provision and the effective income tax rate for the nine-month periods ended September 30, 2026 and 2025 consisted of (in millions):

	2026	2025
Statutory income tax provision	$2,307.0	$1,451.1
Peruvian royalty	112.1	49.9
Mexican royalty	275.1	151.3
Peruvian special mining tax	133.0	76.1
Total income tax provision	$2,827.2	$1,728.4

Effective income tax rate	36.1%	36.4%

These provisions include income taxes for Peru, Mexico and the United States. The Mexican royalty, the Peruvian royalty and the Peruvian special mining tax are included in the income tax provision. The effective income tax rate for 2026 remained relatively consistent with that of the corresponding period in 2025.

Peruvian royalty and special mining tax: The Company has accrued $245.1 million and $126.0 million of royalty charge and special mining tax as part of the income tax provision for the first nine months of 2026 and 2025, respectively.

Mexican mining royalty: The Company has accrued $275.1 million and $151.3 million of royalty taxes as part of the income tax provision for the first nine months of 2026 and 2025, respectively. The year-over-year increase reported was driven by growth in sales, which was mainly attributable to higher metal prices.

Accounting for uncertainty in income taxes: In the third quarter of 2026, the Company made no payments for uncertain tax positions. The current and non-current liabilities recorded for the Peruvian jurisdiction increased the tax expense by approximately $26.5 million. The Company has a net current liability of $28.0 million in the Peruvian jurisdiction, which represents anticipated cash refunds or payments due within the next 12 months. The IRS and other tax authorities routinely audit the Company's tax returns. The Company believes it has adequately provided for uncertain tax positions in each jurisdiction.

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

Receivable and payable balances with related parties are shown below (in millions):

	At September 30,	At December 31,
	2026	2025
Related parties receivable current:
Grupo Mexico and affiliates:
Asarco LLC	$6.8	$7.1
AMMINCO Apoyo Administrativo, S.A. de C.V. (“AMMINCO”)	(*)	(*)
Ferrocarril Mexicano, S.A. de C.V.	(*)	(*)
Mexico Generadora de Energia S. de R.L. ("MGE")	13.7	7.6
Mexico Compania Constructora S.A de C.V.	(*)	(*)

Related to the controlling group:
Empresarios Industriales de Mexico, S.A. de C.V.	2.0	1.5
Mexico Transportes Aereos, S.A. de C.V. ("Mextransport")	0.3	—
Operadora de Cinemas, S.A. de C.V.	0.1	0.1
	$22.9	$16.2

Related parties payable:
Grupo Mexico and affiliates:
AMMINCO	$10.9	$15.9
Asarco LLC	22.1	61.1
Eolica El Retiro, S.A.P.I. de C.V.	2.9	0.3
Ferrocarril Mexicano, S.A. de C.V.	4.7	4.0
Grupo Mexico Servicios	3.0	3.3
MGE	41.4	30.2
Mexico Compania Constructora S.A de C.V.	6.4	12.4
Parque Eolico de Fenicias, S. de R.L. de C.V.	6.8	7.5
Grupo Mexico Servicios de Ingenieria, S.A. de C.V.	0.9	2.3
Related to the controlling group:
Boutique Bowling de Mexico, S.A. de C.V.	1.1	0.8
Mextransport	0.5	0.4
Operadora de Cinemas, S.A. de C.V.	0.6	0.3
	$101.1	$138.4

(*) Less than $0.1 million.

Purchase and sale activity:

Grupo Mexico and affiliates:

The following table summarizes the purchase and sale activities with Grupo Mexico and its affiliates in the nine-month periods ended September 30, 2026 and 2025 (in millions):

	2026	2025
Purchase activity
Asarco LLC	$3.6	$49.9
Eolica El Retiro, S.A.P.I. de C.V.	4.2	2.6
Ferrocarril Mexicano, S.A. de C.V.	36.6	35.6
Grupo Mexico Servicios	15.1	15.1
AMMINCO	9.0	7.5
MGE	138.9	161.9
Mexico Compania Constructora S.A. de C.V.	35.3	36.2
Parque Eolico de Fenicias, S. de R.L. de C.V.	31.8	30.3
Grupo Mexico Servicios de Ingenieria S. A. de C.V.	11.7	11.0
Total purchases	$286.2	$350.1
Sales activity
Asarco LLC	$37.3	$40.4
AMMINCO	0.1	0.1
Ferrocarril Mexicano, S.A. de C.V.	(*)	—
MGE	9.6	42.6
Total sales	$47.0	$83.1

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

In the first nine months of 2026, the Company donated $0.2 million to Fundacion Grupo Mexico, A.C., an organization dedicated to promoting the social and economic development of the communities close to the Company’s Mexican operations. In the same period of 2025, the Company did not make donations to to this organization.

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

In 2012, the Company signed a power purchase agreement with MGE, whereby MGE supplies some of the Company’s Mexican operations with power through 2032. MGE has two natural gas-fired combined cycle power generating units, with a net total capacity of 516.2 megawatts and has been supplying power to the Company since December 2013. In the first nine months of 2026, MGE supplied approximately 18.2% of its power output to third-party energy users, compared to 11.8% in the same period of 2025.

In 2014, Mexico Generadora de Energia Eolica, S. de R.L. de C.V, an indirect subsidiary of Grupo Mexico, located in Oaxaca, Mexico, acquired Eolica el Retiro, S.A.P.I. de C.V. (“Eolica el Retiro”). Eolica el Retiro is a windfarm with 37 wind turbines. This company started operations in January 2014 and began to sell power to Industrial Minera Mexico, S.A. de C.V. and subsidiaries (“IMMSA”) and other subsidiaries of Grupo Mexico in the third quarter of 2014. In the first nine months of 2026, Eolica El Retiro supplied approximately 28.8% of its power output to IMMSA and Mexcobre, compared to 20.9% in the same period of 2025.

In 2020, the Company signed a power purchase agreement with Parque Eolico de Fenicias, S. de R.L. de C.V. (“Parque Eolico de Fenicias”), an indirect subsidiary of Grupo Mexico, located in Nuevo Leon, Mexico. This contract commits to supply 611,400 MWh of power per year to some of the Company´s Mexican operations for 20 years. This agreement started in the third quarter of 2024. In the first nine months of 2026, Parque Eolico de Fenicias supplied approximately 87.7% of its power output to IMMSA, compared to 90.2% in the same period of 2025.

The Company sold copper starter sheets, lime and sulfuric acid to Asarco LLC. The Company´s Mexican operations received fees for transportation and administrative services that were provided to Asarco and also received fees for natural gas and services provided to MGE, a subsidiary of Grupo Mexico. In the second quarter of 2026, the price of natural gas sold to MGE experienced a significant decrease and turned negative due to market conditions, resulting in a decrease in the dollar amount sold to MGE in 2026. Additionally, the Company´s Mexican operations received fees for rental services provided to AMMINCO.

Companies with relationships to the controlling group:

The following table summarizes the purchase and sales activities with other Larrea family companies in the nine-month periods ended September 30, 2026 and 2025 (in millions):

	2026	2025
Purchase activity
Boutique Bowling de Mexico S.A. de C.V.	$0.4	$0.5
Mextransport	2.0	1.8
Operadora de Cinemas S.A. de C.V.	0.4	0.1
Total purchases	$2.8	$2.4

Sales activity
Boutique Bowling de Mexico S.A. de C.V.	$0.1	$0.1
Empresarios Industriales de Mexico, S.A. de C.V.	0.5	0.3
Mextransport	2.0	1.7
Operadora de Cinemas S.A. de C.V.	0.1	0.1
Total sales	$2.7	$2.2

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

NOTE 7 — LEASES:

The Company has operating leases for power generating facilities, vehicles and properties. The Company recognizes leasing expenses for these leases on a straight-line basis over the lease term. Some of the Company’s leases include both lease and non-lease components which are accounted for separately. The Company’s leases have remaining lease terms for periods ranging from less than one year to six years, and do not include options to extend the leases. The Company’s lease agreements do not contain options to purchase the leased assets or to terminate the leases before the expiration date. In addition, the Company’s lease contracts have no material residual value guarantees or material restrictive covenants. As none of the Company’s leases stipulate an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The weighted average of the remaining lease term for the Company’s leases is approximately five years, and the weighted average discount rate for these leases is 5.09%.

The operating lease expense recognized in the nine-month periods ended September 30, 2026 and 2025 was classified as follows (in millions):

Classification	2026	2025
Cost of sales (exclusive of depreciation, amortization and depletion)	$86.4	$83.5
Selling, general and administrative	0.1	0.1
Exploration	0.1	0.1
Total lease expense	$86.6	$83.7

Maturities of lease liabilities are as follows:

Lease liabilities
Year	(in millions)
2026	$29.0
2027	116.0
2028	116.0
2029	114.5
2030	106.8
After 2030	212.3
Total lease payments	$694.7
Less: interest on lease liabilities	(93.1)
Present value of lease payments	$601.6

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

The following table summarizes the asset retirement obligation activity for the nine-month periods ended September 30, 2026 and 2025 (in millions):

	2026	2025
Balance as of January 1	$471.1	$546.1
Changes in estimates	9.2	(106.7)
Closure payments	(4.4)	—
Accretion expense	19.9	18.2
Balance as of September 30,	$495.8	$457.7

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

The components of net periodic benefit costs for the nine-month periods ended September 30, 2026 and 2025 are as follows (in millions):

	Nine months ended
	September 30,
(in millions)	2026	2025
Service cost	$2.4	$1.9
Interest cost	3.0	2.8
Expected return on plan assets	(7.0)	(5.5)
Amortization of prior service cost / (credit)	0.1	0.1
Amortization of net loss/(gain)	(0.9)	0.1
Net periodic (benefit) cost	$(2.4)	$(0.6)

Post-retirement health care plans:

Starting in 2011, the Mexican Institute of Social Security began providing health care services to retired workers of the Buenavista unit and their families. These services are free of charge to the retired workers, and their costs are covered by the Company.

The components of net periodic benefit cost for the nine-month periods ended September 30, 2026 and 2025 are as follows (in millions):

	Nine months ended September 30,
(in millions)	2026	2025
Interest cost	$1.7	$1.6
Amortization of net loss (gain)	0.1	—
Amortization of prior service cost/ (credit)	(*)	(*)
Net periodic cost	$1.8	$1.6

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

Environmental capital investments in the nine-month periods ended September 30, 2026 and 2025 were as follows (in millions):

	2026	2025
Peruvian operations	$6.8	$16.0
Mexican operations	208.2	142.6
	$215.0	$158.6

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

Air Quality Standards (“AQS”): In June 2017, MINAM enacted a supreme decree which defined new AQS for daily sulfur dioxide in the air. As of September 30, 2026, the Company reported a daily average level of µg/m3 of SO2, which falls below the AQS requirement.

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

On March 3, 2026, the First Civil Court was officially served with the judgment issued by the Ninth Constitutional Court. Subsequently, on April 8, 2026, through Resolution No. 846, the First Civil Court informed the parties that, in strict compliance with the order requiring it to refrain from taking certain actions, it would suspend any procedural activity based on those rulings. Accordingly, the Court suspended the implementation of Resolution No. 686, specifically the issuance and transmission of the instructions to transfer ownership of the shares attached pursuant to

Resolutions No. 505 and No. 518 and Appellate Resolution No. 08. This suspension was ordered on a provisional basis and would remain in effect for as long as Resolution No. 01 issued in Case No. 11956-2025-81-JR-DC-09 by the Ninth Constitutional Court remained in force. As of September 30, 2026, the case was pending resolution.

The Tia Maria Mining Project

There are seven lawsuits filed against the Peruvian Branch of the Company related to the Tia Maria project. The lawsuits seek (i) to declare null and void the resolution that approved the Environmental Impact Assessment of the project; (ii) the cancellation of the project and the withdrawal of mining activities in the area; (iii) to annul the mining concession application for the Tia Maria project; (iv) to annul the resolution that approved the construction license; (v) to suspend construction work on the project; and (vi) to declare the expiration of the Environmental Impact Assessment. The lawsuits were filed by Messrs. Ernesto Mendoza Padilla (filed May 26, 2015), Juan Alberto Guillen Lopez (filed June 18, 2015), Junta de Usuarios del Valle del Tambo (filed April 30, 2015), Gobierno Regional de Arequipa (filed December 16, 2019), Municipalidad Distrital de Dean Valdivia (filed January 24, 2020), Juan Miguel Meza Igme et al. (filed March 28, 2025) and Néstor Eloy Arocena Canazas (filed December 02, 2025).

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

The Mendoza Padilla case was initially rejected by the lower court on July 8, 2015. This ruling was confirmed by the Superior Court on June 14, 2016. On July 12, 2016, the case was appealed before the Constitutional Court. On November 20, 2018, the Constitutional Court reversed the previous decisions and remanded the case to the lower court for further action. In the third quarter of 2020, the Company was notified that the complaint had been reinstated. The Company answered the complaint on September 15, 2020. On December 2, 2020, the lower court issued a resolution, considering the complaint answered. On September 27, 2021, the Court ordered to temporarily archive the case. As of September 30, 2026, the case was pending resolution.

The Guillen Lopez case is currently before the lower court. Oral arguments took place on July 19, 2019. On January 7, 2020, the Judge decided to suspend the proceedings until the del Carpio Lazo case is concluded. On March 8, 2022, The Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On September 7, 2023, the Judge cancelled the suspension and declared the case ready for a resolution. On May 18, 2024, the Judge declared, once again, that the case was ready for resolution. As of September 30, 2026, the case was pending resolution.

The Junta de Usuarios del Valle del Tambo case is currently before the lower court. In May 2016, the Company was included in the process after the Ministry of Energy and Mines filed a civil complaint. On March 6, 2019, the Company was formally notified of the lawsuit and answered the complaint on March 20, 2019. On July 8, 2019, the Company requested the suspension of the proceeding until the del Carpio Lazo case is concluded. On March 11, 2022, the Peruvian Branch informed the Court that the del Carpio Lazo case had concluded. On January 5, 2024, the Peruvian Branch reiterated its petition to continue the process given that a final decision has already been handed down in Carpio Lazo case. As of September 30, 2026, the case was pending resolution.

The Gobierno Regional de Arequipa case is currently before the Superior Court. The Company answered the complaint on September 15, 2020. On March 15, 2023, the Judge dismissed the lawsuit. On May 30, 2025, the Superior Court vacated the dismissal and remanded for a new judgment. On January 23, 2026, the lower court again ruled in favor of SPCC. On May 5, 2026, the Superior Court affirmed the first instance decision dismissing the lawsuit. However, on June 4, 2026, the plaintiff filed an extraordinary appeal (recurso de casación). On June 16, 2026, the Superior Court ordered that the case file be forwarded to the Supreme Court for resolution of the extraordinary appeal. As of September 30, 2026, the case was pending resolution.

The Municipalidad Distrital de Dean Valdivia case is currently before the lower court. On August 17, 2022, the Company was formally notified of the lawsuit and answered the complaint on September 2, 2022. The Peruvian Branch informed the Court the result of the del Carpio Lazo case. On May 19, 2026, the Judge dismissed the lawsuit. The plaintiff did not appeal the Ruling. Consequently, on July 14, 2026, the Judge ordered the case closed and archived. Therefore, as of September 30, 2026, the case is closed.

The Juan Miguel Meza Igme case is currently before the lower court. On August 28, 2025, SPCC was formally served with the lawsuit. On September 10, 2025, the Company answered the complaint. As of September 30, 2026, the case was pending resolution.

The Néstor Eloy Arocena Canazas case is currently before the lower court. On March 4, 2026, the Company was formally served with the complaint and filed its answer on March 18, 2026. On August 3, 2026, the Judge approved the withdrawal of the proceedings and ordered the case archived. Therefore, as of September 30, 2026, the case is closed.

The Company asserts that these lawsuits are without merit and is vigorously defending against them. The potential contingency amount for these cases cannot be reasonably estimated by management at this time.

Special Regional Pasto Grande Project (“Pasto Grande Project”)

In 2012, the Pasto Grande Project, an entity of the Regional Government of Moquegua, filed a lawsuit against the Peruvian Branch alleging property rights over a certain area used by the Peruvian Branch and seeking the demolition of the tailings dam where the Peruvian Branch has deposited its tailings from the Toquepala and Cuajone operations since 1995. The Peruvian Branch has had title to use the area in question since 1960 and has constructed and operated the tailings dams with proper governmental authorization since 1995. Following a motion filed by the Peruvian Branch, the lower court included MINEM as a defendant in this lawsuit. MINEM has answered the complaint and denied the validity of the claim. On July 2, 2022, the case was temporarily archived. On May 26, 2023, the Judge ordered termination of the proceeding due to the lack of interest of the plaintiff. On June 2, 2023, the plaintiff appealed the termination of the proceeding. On September 18, 2023, the Superior Court reversed the termination and ordered the Judge to continue the proceeding. As of September 30, 2026, the case was pending resolution.

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

Mexican operations:

The Accidental Spill at Buenavista Mine of 2014

Regarding the 2014 accidental spill of copper sulfate solution at a leaching pond in the Buenavista mine, the following legal procedures are pending against the Company:

On August 19, 2014, PROFEPA, as part of the administrative proceeding initiated after the spill, announced the filing of a criminal complaint against Buenavista del Cobre S.A. de C.V. (“BVC”), a subsidiary of the Company, to determine those responsible for environmental damages. During the second quarter of 2018, the criminal complaint was dismissed. This decision was appealed and was pending resolution as of September 30, 2026.

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

Through the first half of 2015, six collective action lawsuits were filed in federal courts in Mexico City and Sonora against two subsidiaries of the Company seeking economic compensation, clean up and remedial activities in order to restore the environment to its pre-existing conditions. Three of the collective action lawsuits have been dismissed by the court. The remaining three lawsuits are still pending: two were filed by Acciones Colectivas de Sinaloa, A.C. and one, by Defensa Colectiva, A.C.; requesting precautionary measures about construction of facilities for monitoring public health services and prohibiting the closure of the Rio Sonora Trust. As of September 30, 2026, these cases remain in the same stage.

Similarly, during 2015, eight civil action lawsuits were filed against BVC in the state courts of Sonora seeking damages for alleged injuries and for moral damages as a consequence of the spill. The plaintiffs in the state court lawsuits are: Jose Vicente Arriola Nunez et al; Santana Ruiz Molina et al; Andres Nogales Romero et al; Teodoro Javier Robles et al; Gildardo Vasquez Carvajal et al; Rafael Noriega Souffle et al; Grupo Banamichi Unido de Sonora El Dorado, S.C. de R.L. de C.V; and Marcelino Mercado Cruz. In 2016, three additional civil action lawsuits, claiming similar damages, were filed by Juan Melquicedec Lebaron; Blanca Lidia Valenzuela Rivera et al and Ramona Franco Quijada et al. In 2017, BVC was served with thirty-three additional civil action lawsuits, claiming similar damages. The lawsuits were filed by Francisco Javier Molina Peralta et al; Anacleto Cohen Machini et al; Francisco Rafael Alvarez Ruiz et al; Jose Alberto Martinez Bracamonte et al; Gloria del Carmen Ramirez Duarte et al; Flor Margarita Sabori et al; Blanca Esthela Ruiz Toledo et al; Julio Alfonso Corral Dominguez et al; Maria Eduwiges Bracamonte Villa et al; Francisca Marquez Dominguez et al; Jose Juan Romo Bravo et al; Jose Alfredo Garcia Leyva et al; Gloria Irma Dominguez Perez et al; Maria del Refugio Romero et al; Miguel Rivas Medina et al; Yolanda Valenzuela Garrobo et al; Maria Elena Garcia Leyva et al; Manuel Alfonso Ortiz Valenzuela et al; Francisco Alberto Arvayo Romero et al; Maria del Carmen Villanueva Lopez et al; Manuel Martin Garcia Salazar; Miguel Garcia Arguelles et al; Dora Elena Rodriguez Ochoa et al; Honora Eduwiges Ortiz Rodriguez et al; Francisco Jose Martinez Lopez et al; Maria Eduwiges Lopez Bustamante; Rodolfo Barron Villa et al, Jose Carlos Martinez Fernandez et al, Maria de los Angeles Fabela et al; Rafaela Edith Haro et al; Luz Mercedes Cruz et al; Juan Pedro Montaño et al; and Juana Irma Alday Villa. In the first quarter of 2018, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by Alma Angelina Del Cid Rivera et al. On October 3, 2024, BVC was served with another civil action lawsuit, claiming similar damages. The lawsuit was filed by María Lourdes Martínez Navarro et al. As of September 30, 2026, all of these cases were pending resolution.

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

Additionally, the lawsuits filed by Maria de los Angeles Enriquez Bacame and Norberto Bustamante have been dismissed and closed without prejudice to the Company. As of September 30, 2026, the remaining cases were pending resolution.

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

Labor matters:

Peruvian operations: Approximately 48.6% of the Company's 5,785 Peruvian employees were unionized as of September 30, 2026. Currently, there are six separate unions, none of which represents the majority of workers, as defined by current Peruvian labor legislation.

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

The workers of the San Martin mine were on strike since July 2007. On February 28, 2018, the striking workers of the San Martín mine of IMMSA held an election to vote on the union that would hold the collective bargaining agreement at the San Martin mine. The Federacion Nacional de Sindicatos Independientes (the National Federation of Independent Unions) won the vote by a majority. Nevertheless, the vote was challenged by the National Mining Union. On June 26, 2018, the Federal Mediation and Arbitration Board issued a ruling recognizing the election results. Due to the agreement between workers and the Company to end the protracted strike, on August 22, 2018, the Federal Mediation and Arbitration Board authorized the restart of operations of the San Martin mine. Such authorization was challenged by the National Mining Union. On April 4, 2019, the Federal Mediation and Arbitration Board recognized, once again, the election results from February 28, 2018, by which the National Federation of Independent Unions won by a majority. In the last quarter of 2019, a Federal Court issued a resolution that established that the Labor Court should analyze the list of workers with the right to vote in the union election. The Company and the National Federation of Independent Unions challenged such determination before the Supreme Court of Justice. Such challenges were dismissed by the Supreme Court. Consequently, on September 6, 2021, the Federal Mediation and Arbitration Board issued a new resolution determining that, based on the documents submitted by the National Federation of Independent Unions and given the status of the strike until 2018, it was not possible to create a registry of workers holding a right to vote. Therefore, in case of a strike, any collective bargaining proceedings shall remain suspended. On June 9, 2023, the Federal Mediation and Arbitration Board, in a ruling that veered from its previous stance, did not recognize the common representatives of the coalition workers and consequently ruled that the agreement which such representatives had made with the Company to lift the strike in 2018 lacked validity. Notwithstanding, on June 14, 2023 the Federal Mediation and Arbitration Board handed down a ruling that terminated the strike and ordered workers to resume activities within 15 days. The Mining Union filed a protective action (Amparo) against this resolution, which is pending resolution as of September 30, 2026.

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

In the case of the Taxco mine, its workers have been on strike since July 2007. After several legal procedures, in August 2015, the Supreme Court decided to assert jurisdiction over the case and to rule on it directly. As of September 30, 2026, the case was pending resolution without further developments.

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

Tacna Region: In connection with the Toquepala concentrator expansion, the Company has committed to fund various social and infrastructure improvement projects in Toquepala’s neighboring communities. The total amount committed for these purposes is S/445.0 million (approximately $129.5 million as of September 30, 2026). In relation to this commitment, the Company has completed the construction of a school with an investment of S/18.8 million (approximately $5.5 million as of September 30, 2026) and agricultural infrastructure projects and studies with an investment of S/112.4 million (approximately $32.7 million as of September 30, 2026). Among the most important projects are the construction of the Cularjahuira dam for S/15.6 million (approximately $4.5 million as of September 30, 2026) and the engineering study for the Callazas dam for S/2.6 million (approximately $0.8 million as of September 30, 2026). Additionally, the Company has invested S/60.6 million (approximately $17.6 million as of September 30, 2026) to basic infrastructure projects, including a drinking water project for S/9.6 million (approximately $2.8 million as of September 30, 2026) and has committed S/1.2 million (approximately $0.4 million as of September 30, 2026) for other projects.

As the Toquepala expansion project was completed, the Company believes that these commitments constitute present obligations and consequently recorded a liability of $29.7 million as other liabilities as of September 30, 2026 in its condensed consolidated financial statements.

In addition, the Company has allocated S/102.1 million (approximately $29.7 million as of September 30, 2026) for the construction of a high-achievement school, and has allocated S/ 99.5 million (approximately $28.0 million as of September 30, 2026) for four infrastructure projects in the Tacna region under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Moquegua Region: In the Moquegua region, the Company participates in a “development roundtable” with local municipal authorities and community representatives to discuss social needs to determine how the Company can contribute to sustainable development in the region. Although the development roundtable is not currently meeting, during previous sessions it discussed the possibility of creating a Moquegua Region Development Fund, for which the Company has offered a contribution of S/1,000 million (approximately $291.0 million as of September 30, 2026). While the final funding agreement has yet to be signed, the Company has already committed to contributing S/258.9 million

(approximately $75.3 million as of September 30, 2026) to different projects, including S/108.8 million (approximately $31.7 million as of September 30, 2026) to fund an educational project for which S/108.6 million (approximately $31.6 million as of September 30, 2026) has already been invested; this project already has approved resolutions from the provinces of Ilo and Sánchez Cerro. Additionally, construction of the treatment plant in Ilo continues and as of September 30, 2026 the project had advanced 64%, with an investment of S/114.5 million (approximately $33.3 million as of September 30, 2026). On the education front, S/18.2 million (approximately $5.3 million as of September 30, 2026) has been executed to build three schools in Moquegua, and S/5.4 million (approximately $1.6 million as of September 30, 2026) has been committed for two additional schools and for scholarship funding in Moquegua. On the agricultural front, S/6.9 million (approximately $2.0 million as of September 30, 2026) has been invested to develop two infrastructure projects.

In addition, the Company has allocated S/279.0 million (approximately $81.2 million as of September 30, 2026) to four educational infrastructure projects, three out of which are under execution and a new project that was entrusted to the Company in 2026. The Company has also allocated S/3.9 million (approximately $1.1 million as of September 30, 2026) to conduct pre-investment studies in the Moquegua region, all under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Apurimac Region: The Company has allocated S/122.7 million (approximately $35.7 million as of September 30, 2026) to build two educational infrastructure projects and one health project under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Arequipa Region: The Company has allocated S/310.2 million (approximately $90.3 million as of September 30, 2026) to build five educational infrastructure projects and S/6.3 million (approximately $1.8 million as of September 30, 2026) to finance previous studies for infrastructure projects, under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

Cajamarca Region: The Company has allocated S/0.7 million (approximately $0.2 million as of September 30, 2026) to finance the pre-investment studies of a health project under the “Works for Taxes” (obras por impuestos) program, which allows the Company to use these amounts as an advance payment of taxes.

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

Mexican operations:

Solidarity contribution for social and development programs in Sonora, Mexico:

In January 2026, the Board of Directors of SCC approved a voluntary and solidarity contribution of up to 1.5 billion Mexican pesos (approximately $87 million) with the aim of strengthening and supporting government plans and programs for the economic progress and wellbeing of the population of the state of Sonora, Mexico, to be made through Minera Mexico and its subsidiaries. In accordance with this, on February 9, 2026, the Company contributed 500 million Mexican pesos (approximately $29 million) to the Mexican Institute of Social Security in Sonora, Mexico. Additionally, on July 24, 2026, the Company contributed 500 million Mexican pesos (approximately $29 million) to SEMARNAT.

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

Corporate operations:

Commitment for capital projects

As of September 30, 2026, the Company had committed approximately $1,733.0 million to capital investment project developments.

Tax contingency matters: Tax contingencies are provided for under ASC 740-10-50-15 Uncertain tax position (see Note 4 “Income taxes”).

NOTE 11 — STOCKHOLDERS’EQUITY:

Treasury Stock:

Activity in treasury stock in the nine-month periods ended September 30, 2026 and 2025 was as follows (in millions):

	2026	2025
Southern Copper common shares
Balance as of January 1,	$1,625.4	$2,337.3
Dividends paid in common stock	(626.2)	(540.3)
Used for corporate purposes	(0.3)	(0.2)
Balance as of September 30,	998.9	1,796.8

Parent Company (Grupo Mexico) common shares
Balance as of January 1,	408.8	363.4
Other activity, including dividend, interest and foreign currency translation effect	26.4	31.4
Balance as of September 30,	435.1	394.7
Treasury stock balance as of September 30,	$1,434.0	$2,191.5

As of September 30, 2026 and December 31, 2025, 40,252,820 and 65,497,804 shares of SCC’s common stock were in Treasury, respectively.

Common Stock:

Dividends paid in common stock:

Stock dividend activity in the nine-month period ended September 30, 2026 was as follows:

			Total	Effect in
	Common stock	Average	Number of	Additional	Effect in
	dividend	Market price	Shares Paid	Paid-in capital	Treasury Stock
Date of payment	per share	per share	as Dividends	($ in millions)	($ in millions)
February 27, 2026	0.0085	$179.93	6,961,959	$1,079.9	$172.8
May 29, 2026	0.0100	$187.45	8,260,265	1,343.4	205.0
August 27, 2026	0.0120	$177.32	10,011,560	1,526.8	248.4
Total	0.0305		25,233,784	$3,950.1	$626.2

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

For the first nine months of 2026 and 2025, the stock-based compensation expense associated with the Plan totaled $2.1 million and $0.9 million, respectively.

The activity of the Plan for the nine-month periods ended September 30, 2026 and 2025 was as follows:

	2026	2025
Total SCC shares reserved for the plan	600,000	600,000
Total shares granted at January 1,	(457,200)	(444,400)
Granted in the period	(11,200)	(9,600)
Total shares granted at September 30,	(468,400)	(454,000)
Remaining shares reserved	131,600	146,000

Parent Company common shares:

Total common shares of Grupo Mexico held by the treasury stood at 46,877,314 and 52,355,259 as of September 30, 2026 and December 31, 2025, respectively.

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

The stock based compensation expense for the nine-month periods ended September 30, 2026 and 2025 and the unrecognized compensation expense under this plan were as follows (in millions):

	2026	2025
Stock based compensation expense	$0.3	$0.5
Unrecognized compensation expense	$—	$0.7

The following table presents the stock award activity of this plan for the nine-month periods ended September 30, 2026 and 2025:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2026	1,202,943	$1.86
Granted	—	—
Exercised	(130,064)	$1.86
Forfeited	—	—
Outstanding shares at September 30, 2026	1,072,879	$1.86
Outstanding shares at January 1, 2025	1,901,089	$1.86
Granted	—	—
Exercised	(617,756)	$1.86
Forfeited	—	—
Outstanding shares at September 30, 2025	1,283,333	$1.86

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

The following table presents the stock award activity of this plan for the nine-month periods ended September 30, 2026 and 2025:

		Unit Weighted Average
	Shares	Grant Date Fair Value
Outstanding shares at January 1, 2026	2,496,658	$4.51
Granted	—	—
Exercised	(95,944)	4.51
Forfeited	(93,687)	4.51
Outstanding shares at September 30, 2026	2,307,027	$4.51
Outstanding shares at January 1, 2025	—	$—
Granted	2,514,986	$4.51
Exercised	—	—
Forfeited	—	—
Outstanding shares at September 30, 2025	2,514,986	$4.51

The stock-based compensation expense and the unrecognized compensation expense under this plan for the nine-month periods ended September 30, 2026 and 2025 were as follows (in millions):

	2026	2025
Stock based compensation expense	$0.4	$0.3
Unrecognized compensation expense	$3.7	$4.2

Executive Stock Purchase Plan:

Grupo Mexico also offers a stock purchase plan to certain members of its executive management; to executive management at its subsidiaries; and to certain affiliated companies. Under this plan, participants will receive cash incentive bonuses to purchase shares of Grupo Mexico, which are deposited in a trust.

Non-controlling interest:

The following table presents the non-controlling interest activity for the nine-month periods ended September 30, 2026 and 2025 (in millions):

	2026	2025
Balance as of January 1,	$66.8	$66.6
Net earnings	14.9	9.7
Dividend paid	(2.9)	(9.2)
Balance as of September 30,	$78.7	$67.0

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable (excluding accounts receivable associated with provisionally priced sales) and accounts payable approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table, which provides information about the carrying amounts and estimated fair values of other financial instruments that are not measured at fair value in the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025 (in millions):

	As of September 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:

Long-term debt level 1	$7,944.7	$7,562.9	$6,699.5	$7,009.5
Long-term debt level 2	51.2	54.3	51.2	55.1
Total long-term debt	$7,995.9	$7,617.2	$6,750.7	$7,064.6

Long-term debt is carried at amortized cost and its estimated fair value is based on quoted market prices classified as Level 1 in the fair value hierarchy except for the case of the Yankee bonds, which qualify as Level 2 in the fair value hierarchy as they are based on quoted prices in markets that are not active.

Fair values of assets and liabilities measured at fair value on a recurring basis were calculated as follows as of September 30, 2026 and December 31, 2025 (in millions):

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$3,239.1	$3,239.1	$—	$—
—Available-for-sale debt securities:
Asset backed securities	—	—	—	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives—Not classified as hedges:
Provisionally priced sales:
Copper	1,436.7	1,436.7	—	—
Molybdenum	588.3	588.3	—	—
Zinc	39.2	39.2	—	—
Total	$5,303.3	$5,303.2	$0.1	$—

	Fair Value at Measurement Date Using:
			Significant
	Fair Value	Quoted prices in	other	Significant
	as of	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Short term investment:
—Trading securities	$604.5	$604.5	$—	$—
—Available-for-sale debt securities:
Asset backed securities	—	—	—	—
Mortgage backed securities	0.1	—	0.1	—
Accounts receivable:
—Embedded derivatives-Not classified as hedges:
Provisionally priced sales:
Copper	1,297.5	1,297.5	—	—
Molybdenum	383.8	383.8	—	—
Zinc	80.3	80.3	—	—
Total	$2,366.3	$2,366.2	$0.1	$—

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

NOTE 13 — REVENUE:

The geographic breakdown of the Company’s sales is attributed to countries based on location of customer, and is summarized as follows (in millions):

	Three Months Ended September 30, 2026
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$1,201.2	$206.3	$—	$1,407.5	$(73.4)	$1,334.1
United States	214.9	6.3	316.3	537.6	—	537.6
Peru	—	—	396.0	396.0	—	396.0
Brazil	—	10.3	192.3	202.6	—	202.6
Chile	—	—	234.7	234.7	—	234.7
Other American countries	19.1	—	16.1	35.2	—	35.2
Europe:
Switzerland	350.6	29.0	95.2	474.8	—	474.8
Italy	—	5.6	134.4	140.1	—	140.1
Spain	196.4	—	39.5	235.9	—	235.9
Other European countries	158.1	20.6	87.3	266.0	—	266.0
Asia:
China	439.9	—	27.0	466.9	—	466.9
Singapore	72.7	—	38.0	110.7	—	110.7
Japan	77.2	—	127.8	205.0	—	205.0
Other Asian countries	44.6	—	12.6	57.2	—	57.2
Total	$2,774.7	$278.2	$1,717.2	$4,770.0	$(73.4)	$4,696.6

	Nine Months Ended September 30, 2026
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$3,146.4	$650.8	$—	$3,797.2	$(240.8)	$3,556.5
United States	775.3	14.5	911.9	1,701.7	—	1,701.7
Peru	—	—	1,029.4	1,029.4	—	1,029.4
Brazil	—	25.4	589.7	615.1	—	615.1
Chile	—	—	590.4	590.4	—	590.4
Other American countries	50.4	—	35.9	86.3	—	86.3
Europe:
Switzerland	858.1	107.5	414.8	1,380.4	—	1,380.4
Italy	—	14.4	415.7	430.0	—	430.0
Spain	570.7	—	121.3	692.0	—	692.0
Other European countries	647.3	52.0	291.9	991.2	—	991.2
Asia:
China	1,051.5	—	60.8	1,112.3	—	1,112.3
Singapore	103.3	—	44.6	147.9	—	147.9
Japan	411.9	—	344.8	756.8	—	756.8
Other Asian countries	115.2	—	31.7	146.9	—	146.9
Total	$7,730.1	$864.6	$4,883.0	$13,477.7	$(240.8)	$13,237.0

	Three Months Ended September 30, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$795.6	$181.2	$—	$976.8	$(69.1)	$907.7
United States	384.0	—	80.6	464.7	—	464.7
Peru	—	0.1	207.6	207.7	0.1	207.8
Brazil	—	8.4	92.4	100.8	—	100.8
Chile	—	—	157.7	157.7	—	157.7
Other American countries	11.8	—	8.3	20.2	—	20.2
Europe:
Switzerland	290.0	5.8	178.4	474.2	—	474.2
Italy	—	4.1	65.4	69.5	—	69.5
Spain	137.6	—	74.3	212.0	—	212.0
Other European countries	34.2	0.3	142.0	176.5	—	176.5
Asia:
China	209.6	—	87.5	297.1	—	297.1
Singapore	(0.7)	—	108.1	107.5	—	107.5
Japan	63.3	—	84.0	147.3	—	147.3
Other Asian countries	19.3	—	15.1	34.3	—	34.3
Total	$1,944.9	$199.8	$1,301.6	$3,446.3	$(69.0)	$3,377.3

	Nine Months Ended September 30, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated
The Americas:
Mexico	$2,235.5	$468.1	$0.2	$2,703.8	$(178.3)	$2,525.5
United States	947.6	0.2	281.9	1,229.8	—	1,229.8
Peru	—	1.0	645.4	646.4	(0.9)	645.5
Brazil	—	23.9	376.3	400.2	—	400.2
Chile	—	—	399.4	399.4	—	399.4
Other American countries	34.2	—	18.3	52.5	—	52.5
Europe:
Switzerland	731.3	26.5	534.3	1,292.1	—	1,292.1
Italy	—	13.2	274.5	287.7	—	287.7
Spain	382.9	—	151.8	534.7	—	534.7
Other European countries	37.9	1.5	408.8	448.2	—	448.2
Asia:
China	714.5	—	99.0	813.5		813.5
Singapore	41.1	—	157.6	198.6	—	198.6
Japan	270.5	—	364.3	634.8	—	634.8
Other Asian countries	53.4	—	34.1	87.5	—	87.5
Total	$5,449.0	$534.6	$3,745.8	$9,729.4	$(179.2)	$9,550.2

The following table presents information regarding the sales value by reporting segment of the Company’s significant products for the three-month and nine-month periods ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30, 2026
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$2,140.1	$49.9	$1,298.6	$3,488.7	$(30.3)	$3,458.3
Molybdenum	277.1	—	293.3	570.4	—	570.4
Silver	188.8	116.3	75.7	380.7	(39.8)	340.9
Zinc	84.3	87.5	—	171.8	(1.6)	170.2
Other	84.4	24.4	49.6	158.4	(1.7)	156.7
Total	$2,774.7	$278.2	$1,717.2	$4,770.0	$(73.4)	$4,696.6

	Nine Months Ended September 30, 2026
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$5,752.1	$141.6	$3,747.8	$9,641.5	$(83.7)	$9,557.7
Molybdenum	773.5	—	718.3	1,491.7	—	1,491.7
Silver	724.4	397.9	265.7	1,387.9	(139.7)	1,248.2
Zinc	225.3	254.3	—	479.7	(12.2)	467.5
Other	254.8	70.9	151.2	476.9	(5.1)	471.8
Total	$7,730.1	$864.6	$4,883.0	$13,477.7	$(240.8)	$13,237.0

	Three Months Ended September 30, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$1,441.0	$36.3	$998.1	$2,475.5	$(28.2)	$2,447.2
Molybdenum	229.4	—	205.5	434.9	—	434.9
Silver	139.9	73.9	68.2	282.0	(31.8)	250.2
Zinc	68.4	65.7	—	134.1	(7.6)	126.5
Other	66.2	23.8	29.7	119.8	(1.3)	118.5
Total	$1,944.9	$199.8	$1,301.6	$3,446.3	$(69.0)	$3,377.3

	Nine Months Ended September 30, 2025
		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate, Other &	Total
	Open-pit	Unit	Operations	Total	Eliminations	Consolidated
Copper	$4,139.3	$94.0	$2,973.4	$7,206.6	$(67.9)	$7,138.7
Molybdenum	586.0	—	504.1	1,090.1	—	1,090.1
Silver	355.8	184.0	168.2	708.0	(79.4)	628.6
Zinc	194.4	195.4	—	389.8	(28.8)	361.0
Other	173.6	61.2	100.1	334.9	(3.1)	331.8
Total	$5,449.0	$534.6	$3,745.8	$9,729.4	$(179.2)	$9,550.2

The opening and closing balances of receivables by reporting segment of the Company were as follows (in millions):

		Mexican
	Mexican	IMMSA	Peruvian	Segment	Corporate &
	Open-Pit	Unit	Operations	Total	Elimination	Consolidated

As of September 30, 2026:
Trade receivables	$1,471.2	$118.2	$757.8	$2,347.2	$—	$2,347.2
Related parties, current	33.3	16.5	0.8	50.6	(27.7)	22.9

As of December 31, 2025:
Trade receivables	$1,149.9	$91.9	$709.5	$1,951.2	$—	$1,951.2
Related parties, current	47.9	52.6	0.1	100.6	(84.3)	16.2

As of September 30, 2026, the Company has long-term contracts with promises to deliver the following products in 2026:

Copper contained in concentrates (in tonnes)	173,400
Copper cathodes (in tonnes)	24,000
Molybdenum concentrates (in tonnes)	20,847
Sulfuric acid (in tonnes)	359,237

Provisionally priced sales: As of September 30, 2026, the Company has recorded provisionally priced sales of copper and zinc at average forward prices per pound, and molybdenum at the September 30, 2026 market price per pound. These sales are subject to final pricing based on the average monthly London Metal Exchange (“LME”) or New York Commodities Exchange (“COMEX”) copper prices, LME zinc prices and Dealer Oxide molybdenum prices in the future month of settlement.

The following are the provisionally priced copper, molybdenum and zinc sales outstanding as of September 30, 2026:

	Sales volume	Priced at
	(million lbs.)	(per pound)	Month of settlement
Copper	219.3	6.55	October 2026 through February 2027
Molybdenum	17.7	33.30	October 2026 through January 2027
Zinc	22.4	1.75	October 2026 through November 2026

The provisional sales price adjustment included in accounts receivable and net sales as of September 30, 2026 incorporates positive adjustments of $23.5 million for copper, $15.7 million for molybdenum and $3.6 million for zinc.

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

Financial information relating to Southern Copper Corporation’s segments is as follows:

	Three Months Ended September 30, 2026
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$2,772.9	$206.5	$1,717.2	$4,696.6	$—	$4,696.6
Intersegment sales	1.8	71.6	—	73.4	(73.4)	(0.0)
Cost of sales (exclusive of depreciation, amortization and depletion)	897.0	173.5	607.2	1,677.7	(78.7)	1,599.1
Selling, general and administrative	22.2	2.1	10.0	34.3	2.0	36.4
Depreciation, amortization and depletion	116.6	21.0	83.0	220.6	9.8	230.4
Exploration	1.1	5.2	4.9	11.2	4.5	15.7
Operating income	$1,737.7	$76.3	$1,012.1	$2,826.1	$(11.0)	2,815.1
Less:
Interest, net						(29.7)
Other income (expense)						(5.3)
Income before income taxes						$2,780.1
Capital investment	$160.8	$32.2	$321.5	$514.5	$1.4	$515.8
Property and mine development, net	$5,113.6	$841.3	$4,541.0	$10,495.8	$549.1	$11,044.9
Total assets	$9,687.6	$1,676.8	$7,780.6	$19,145.0	$6,460.3	$25,605.2

	Nine Months Ended September 30, 2026
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$7,711.3	$642.7	$4,883.0	$13,237.0	$—	$13,237.0
Intersegment sales	18.8	222.0	—	240.8	(240.8)	(0.0)
Cost of sales (exclusive of depreciation, amortization and depletion)	2,546.7	478.9	1,718.3	4,743.9	(256.5)	4,487.4
Selling, general and administrative	62.6	6.4	30.9	99.8	7.7	107.5
Depreciation, amortization and depletion	341.6	62.4	248.6	652.6	29.5	682.1
Exploration	3.3	11.8	13.5	28.7	12.7	41.4
Operating income	$4,775.9	$305.1	$2,871.7	$7,952.8	$(34.1)	7,918.7
Less:
Interest, net						(103.3)
Other income (expense)						8.3
Income before income taxes						$7,823.6
Capital investment	$468.7	$102.7	$804.0	$1,375.5	$5.1	$1,380.5
Property and mine development, net	$5,113.6	$841.3	$4,541.0	$10,495.8	$549.1	$11,044.9
Total assets	$9,687.6	$1,676.8	$7,780.6	$19,145.0	$6,460.3	$25,605.2

	Three Months Ended September 30, 2025
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$1,905.2	$170.5	$1,301.6	$3,377.3	$—	$3,377.3
Intersegment sales	39.6	29.3	—	69.0	(69.0)	0.0
Cost of sales (exclusive of depreciation, amortization and depletion)	763.2	126.0	539.8	1,429.0	(72.1)	1,356.8
Selling, general and administrative	18.3	3.2	10.6	32.1	1.6	33.7
Depreciation, amortization and depletion	98.6	21.6	75.8	196.0	11.8	207.8
Exploration	1.9	2.7	4.8	9.4	0.8	10.2
Operating income	$1,062.8	$46.3	$670.7	$1,779.8	$(11.0)	1,768.8
Less:
Interest, net						(43.5)
Other income (expense)						(1.1)
Income before income taxes						$1,724.1
Capital investment	$164.5	$33.5	$146.7	$344.7	$4.4	$349.2
Property and mine development, net	$4,849.3	$782.8	$3,855.1	$9,487.2	$515.0	$10,002.1
Total assets	$9,013.3	$1,290.1	$5,564.9	$15,868.3	$4,463.5	$20,331.8

	Nine Months Ended September 30, 2025
	(in millions)
		Mexican			Corporate, other
	Mexican	IMMSA	Peruvian	Segment	and
	Open-pit	Unit	Operations	Total	eliminations	Consolidated
Net sales to external customers	$5,409.4	$395.0	$3,745.8	$9,550.2	$—	$9,550.2
Intersegment sales	39.6	139.5	—	179.2	(179.2)	0.0
Cost of sales (exclusive of depreciation, amortization and depletion)	2,081.9	372.1	1,637.8	4,091.8	(204.1)	3,887.7
Selling, general and administrative	52.3	9.0	29.3	90.6	7.3	97.9
Depreciation, amortization and depletion	292.8	62.2	246.4	601.5	36.3	637.7
Exploration	4.7	8.8	17.0	30.4	5.2	35.6
Operating income	$3,017.3	$82.5	$1,815.3	$4,915.1	$(23.8)	4,891.3
Less:
Interest, net						(127.6)
Other income (expense)						(17.2)
Income before income taxes						$4,746.6
Capital investment	$447.7	$78.8	$368.8	$895.3	$7.4	$902.7
Property and mine development, net	$4,849.3	$782.8	$3,855.1	$9,487.2	$515.0	$10,002.1
Total assets	$9,013.3	$1,290.1	$5,564.9	$15,868.3	$4,463.5	$20,331.8

NOTE 15 — EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in millions except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income	$1,807.0	$1,110.9	$5,063.5	$3,036.7
Less: Net income attributable to the non-controlling interest	5.2	3.3	14.9	9.7
Net income attributable to SCC	$1,801.8	$1,107.6	$5,048.6	$3,027.0

Weighted average common shares outstanding-basic and diluted	838.1	838.1	829.7	829.7

Basic and diluted net income per share:
Common shares-basic and diluted	$2.15	$1.32	$6.08	$3.65

On November 28, 2025, the Company paid stock dividends of 0.0085 shares per common share. Additionally, on February 27, 2026, May 29, 2026, and August 27, 2026, the Company paid stock dividends of 0.0085, 0.0100 and 0.0120 shares per common share, respectively. Earnings per share have been adjusted retroactively to reflect these changes in capital structure, in accordance with GAAP.

NOTE 16 — SUBSEQUENT EVENTS:

Dividends:

On October 15, 2026, the Board of Directors authorized a quarterly cash dividend of $1.30 per share of common stock and a stock dividend of 0.0106 shares of common stock per share of common stock, payable on November 19, 2026 to shareholders of record at the close of business on November 3, 2026.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $197.83, which is the average of the high and low share price on October 15, 2026.

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

Outlook: Various key factors will affect our outcome. These include, but are not limited to, the following:

●	Sales structure: In the third quarter of 2026, 73.6% of our revenue came from the sale of copper; 12.1% from molybdenum; 7.3% from silver; 3.6% from zinc; and 3.4% from other products, including gold, sulfuric acid, and other materials.

●	Copper: In the third quarter of 2026, copper prices per pound were exceptional. The LME price increased from $4.44 to $6.41 (+44.4%) and the COMEX price rose from $4.83 to $6.48 (+34.2%) compared to the same period in 2025. Based on current supply and demand dynamics, we estimate a slight copper market surplus for 2026. Copper inventories worldwide stood at 1,105,000 tonnes as of October 9, 2026. We estimate that this inventory can currently cover approximately 14 days of global demand.

●	Molybdenum: Accounted for 12.1% of our sales in the third quarter of 2026. Prices for molybdenum averaged $32.93 per pound in the third quarter of 2026, compared to $24.30 in the same period of 2025, representing a 35.5% increase.

Molybdenum is mainly used in the production of special alloys for stainless steel that require significant hardness, corrosion and heat resistance. New uses for this metal are associated with lubricants, sulfur filtering of heavy oils and shale gas production.

●	Silver: Represented 7.3% of our sales in the third quarter of 2026. Prices averaged $62.80 per ounce in the third quarter of 2026, compared to $39.56 in the same period of 2025 (+58.7%). We believe that industrial demand will strongly support silver prices.

●	Zinc: Average zinc prices increased 35.9% in the third quarter of 2026 versus the same period of 2025. Zinc represented 3.6% of our sales in the third quarter of 2026.

●	Production: In 2026, we expect our copper production to reach 918,000 tonnes, which is 0.7% above our planned target of 911,400 tonnes.

Regarding by-products, we expect to produce 163,400 tonnes of zinc in 2026, which is 1.0% below our initial plan. We also expect to produce 29,000 tonnes of molybdenum in 2026, which represents an increase of 11.7% compared to our initial plan. For silver, we expect to comply with our plan to produce 24 million ounces of this metal.

●	Capital Investments: In the nine months of 2026, we spent $1,380.5 million on capital investments; this represented 27.3% of net income and an increase of 52.9% compared to the amount registered in the same period of 2025.

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

Earnings: The table below highlights key financial and operational data of our Company for the three-month and nine-month periods ended September 30, 2026 and 2025 (in millions, except copper price, percentages and per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Copper price LME	6.41	4.44	1.97	44.4%	6.09	4.33	1.76	40.6%
Copper price COMEX	6.48	4.83	1.65	34.2%	6.15	4.71	1.44	30.6%
Pounds of copper sold	514.3	516.5	(2.3)	(0.4)%	1,511.8	1,547.6	(35.7)	(2.3)%
Net sales	$4,696.6	$3,377.3	$1,319.3	39.1%	$13,237.0	$9,550.2	$3,686.8	38.6%
Operating income	$2,815.1	$1,768.8	$1,046.4	59.2%	$7,918.7	$4,891.3	$3,027.4	61.9%
Net income attributable to SCC	$1,801.8	$1,107.6	$694.1	62.7%	$5,048.6	$3,027.0	$2,021.6	66.8%
Earnings per share	$2.15	$1.32	$0.83	62.7%	$6.08	$3.65	$2.44	66.8%
Cash dividends paid	$1.10	$0.80	$0.30	37.5%	$3.10	$2.20	$0.90	40.9%
Stock dividends paid	$2.13	$1.00	$1.13	113.0%	$5.53	$2.40	$3.13	130.4%

Net sales in the third quarter of 2026 totaled $4,696.6 million, which represented a 39.1% increase compared to the figure recorded in the same period in 2025. This increase was primarily driven by an increase in the sales volumes of zinc (+0.8%) and higher prices for copper (LME, +44.4%; COMEX, +34.2%), molybdenum (+35.5%), silver (+58.7%), and zinc (+35.9%); growth in net sales occurred despite a drop in the sales volumes for copper (-0.4%), molybdenum (-0.2%), and silver (-12.2%).

Net income attributable to SCC for the third quarter of 2026 reached $1,801.8 million, which represented a 62.7% increase compared to the figure recorded in the same period in 2025. This increase was primarily driven by an increase in net sales (+39.1%), which reflected higher metal prices across all our products, while operating costs increased at a considerably lower rate (+17.0%); in this scenario, operating income was up 59.2%.

Net sales in the nine-month period of 2026 rose 38.6% compared to the same period in 2025. This increase was primarily driven by an increase in the sales volumes of zinc (+2.0%) and higher prices for copper (LME, +40.6%; COMEX, +30.6%), molybdenum (+34.3%), silver (+108.2%), and zinc (+26.2%); growth in net sales occurred despite a reduction in the sales volumes for copper (-2.3%), molybdenum (-5.3%), and silver (-3.6%).

Net income attributable to SCC for the nine-month period of 2026 increased by 66.8% compared to the same period of 2025. This increase was primarily driven by higher net sales (+38.6%), which reflected higher metal prices across all our products, while operating costs increased at a considerably lower rate (+14.2%), resulting in a 61.9% increase in operating income.

Production: The table below highlights our mine production data for the three-month and nine-month periods ended September 30, 2026 and 2025:

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Copper (in million pounds)	512.3	517.8	(5.5)	(1.1)%	1,529.1	1,574.3	(45.2)	(2.9)%
Molybdenum (in million pounds)	17.0	17.4	(0.4)	(2.2)%	49.1	51.8	(2.7)	(5.2)%
Silver (in million ounces)	6.1	6.2	(0.1)	(1.9)%	17.9	17.6	0.3	1.5%
Zinc (in million pounds)	92.3	100.3	(7.9)	(7.9)%	267.4	288.3	(20.8)	(7.2)%

The table below highlights our copper mine production data for the three-month and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper (in million pounds):	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Toquepala	122.3	131.2	(8.9)	(6.8)%	372.9	414.5	(41.6)	(10.0)%
Cuajone	80.9	85.2	(4.3)	(5.0)%	243.4	265.4	(22.0)	(8.3)%
La Caridad	64.8	69.7	(4.9)	(7.1)%	195.1	194.2	0.9	0.5%
Buenavista	237.8	226.0	11.7	5.2%	699.9	683.5	16.5	2.4%
IMMSA	6.5	5.7	0.8	14.8%	17.8	16.7	1.1	6.6%
Total mined copper	512.3	517.8	(5.5)	(1.1)%	1,529.1	1,574.3	(45.2)	(2.9)%

Third quarter: Copper mine production in the third quarter of 2026 stood at 512.3 million pounds, reflecting a 1.1% decrease compared to the same period in 2025. This decline was mainly attributable to lower production at Toquepala (-6.8%, due to a drop in ore grades, mineral milled and SX-EW production), Cuajone (-5.0%; due to lower ore grades), and La Caridad (-7.1%; due to lower ore grades). These declines were partially offset by higher production at Buenavista (+5.2%; fueled by an increase in SX-EW production) and IMMSA (+14.8%; due to higher ore grades).

Molybdenum production decreased 2.2% in the third quarter of 2026 compared to the same period in 2025. This decline was driven by lower production at Buenavista (-8.3%) and La Caridad (-12.5%), which was pressured downward mainly by lower ore grades. These declines were partially offset by higher production at Toquepala (+8.9%) and Cuajone (+6.1%).

Silver mine production decreased 1.9% in the third quarter of 2026 compared to the figure registered in the same period in 2025. This decline was driven by lower production at Toquepala (-1.5%), Cuajone (-0.6%), La Caridad (-5.0%), and Buenavista (-7.1%). These declines were partially offset by higher production at the IMMSA (+4.6%) operations.

Zinc production decreased 7.9% in the third quarter of 2026 compared to the figure registered in the same period in 2025. This decline was driven by lower production at our Buenavista zinc concentrator (-8.1%) and the IMMSA operations (-7.5%).

Nine months: Mined copper production in the nine-month period of 2026 was 1,529.1 million pounds, which represented a 2.9% decrease compared to the figure for the same period in 2025. This decline was primarily attributable to lower production at Toquepala (-10.0%; due to a drop in ore grades, mineral milled, and SX-EW production), Cuajone (-8.3%; due to lower ore grades and mineral milled), and La Caridad (-0.5%; due to lower ore grades). These declines were partially offset by higher production at our Buenavista (+2.4%; due to an increase in both ore grades and SX-EW production) and IMMSA operations (+6.6%; due to higher ore grades).

Molybdenum production decreased 5.2% in the nine-month period of 2026 compared to the figure reported for the same period in 2025. This decline was primarily attributable to lower production at our Toquepala (-2.7%), Buenavista (-13.4%), and La Caridad (-5.7%) mines, driven by a drop in ore grades. These declines were partially offset by higher production at Cuajone (+2.0%).

Silver mine production increased 1.5% in the nine-month period of 2026 compared to the print for the same period in 2025. This evolution was driven by higher production at our Buenavista (+0.9%), La Caridad (+5.7%), and IMMSA (+5.9%) operations, and partially offset by lower production at our Toquepala (-5.4%) and Cuajone (-5.3%) mines.

Zinc production decreased 7.2% in the nine-month period of 2026 compared to the figure for the same period in 2025. This decline was primarily attributable to lower production at both our Buenavista zinc concentrator (-10.1%) and IMMSA operations (-1.7%).

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

Our operating cash cost per pound of copper produced, before and net of by-product revenues, is presented in the table below for the three-month and nine-month periods ended September 30, 2026 and 2025:

Operating cash cost per pound of copper produced (1)

(In millions, except cost per pound and percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Total operating cash cost before by‑product revenues	$1,220.1	$1,102.8	$117.3	10.6%	$3,484.6	$3,231.2	$253.4	7.8%
Total by‑product revenues	$(1,172.9)	$(894.8)	$(278.2)	31.1%	$(3,467.7)	$(2,309.1)	$(1,158.5)	50.2%
Total operating cash cost net of by‑product revenues	$47.2	$208.1	$(160.9)	(77.3)%	$17.0	$922.1	$(905.1)	(98.2)%
Total pounds of copper produced(2)	496.9	495.2	1.7	0.3%	1,483.0	1,517.3	(34.3)	(2.3)%
Operating cash cost per pound before by‑product revenues	$2.46	$2.23	$0.23	10.2%	$2.35	$2.13	$0.22	10.3%
By‑product revenues per pound	$(2.36)	$(1.81)	$(0.55)	30.6%	$(2.34)	$(1.52)	$(0.82)	53.6%
Operating cash cost per pound net of by‑product revenues	$0.09	$0.42	$(0.33)	(77.5)%	$0.01	$0.61	$(0.60)	(98.1)%
(1)	These are non-GAAP measures. Please see page 62 for reconciliation to GAAP measure.
(2)	Net of metallurgical losses.

In the third quarter of 2026, the operating cash cost per pound before by-product revenues increased from $2.23 in 3Q25 to $2.46 (+10.2%). This increase was primarily attributable to an increase in production costs (+12.3%), which were pushed upward by higher fuel and energy costs; the upward trajectory of these costs was partially offset by a drop in treatment and refining charges due to market conditions. By-product revenues per pound increased by 30.6%, from $1.81 to $2.36. As a result, the operating cash cost per pound net of by-product revenues decreased significantly, from $0.42 per pound to $0.09 per pound, primarily reflecting higher by-product revenues from silver, molybdenum and zinc.

For the nine-month period of 2026, the operating cash cost per pound before by-product revenues increased from $2.13 in the nine-month period of 2025 to $2.35 (+10.3%). This increase was primarily attributable to the unit cost effect of a decrease in copper production (-2.3%) and an increase in production costs (+8.9%). These costs reflected an increase in fuel, labor, and operating material costs, which were partially offset by decreases in repair material costs and treatment and refining charges, the latter of which reflected market conditions. By-product revenues per pound increased by 53.6%, from $1.52 to $2.34. As a result, the operating cash cost per pound net of by-product revenues decreased significantly, from $0.61 per pound to $0.01 per pound, primarily reflecting higher by-product revenues from silver, molybdenum and zinc.

Metal Prices: The profitability of our operations is dependent on, and our financial performance is significantly affected by, the international market prices for the products we produce, and for copper, molybdenum, zinc and silver in particular.

We are subject to market risks arising from the volatility of copper and other metal prices. For the remaining three months of 2026, assuming that expected metal production and sales are achieved; tax rates remain unchanged and giving no effects relative to potential cost changes, metal price sensitivity factors would indicate the following change in estimated net income attributable to SCC resulting from metal price changes:

	Copper	Molybdenum	Zinc	Silver
Change in metal prices (per pound except silver—per ounce)	$0.10	$1.00	$0.10	$1.00
Change in net earnings (in millions)	$29.6	$9.0	$6.8	$3.4

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

Capital Investment Programs: We made capital investments of $1,380.5 million in the nine-month period of 2026, compared to $902.7 million in the same period of 2025. In general, the capital investments and investment projects described below are intended to increase production, decrease costs or address social and environmental commitments.

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

Tia Maria - Arequipa: This greenfield project, located in Arequipa, Peru, will use state of the art SX-EW technology that meets the highest international environmental standards and will produce 120,000 tonnes of SX- EW copper cathodes per year in the early years. Operations are expected to begin in the first half of 2028.

Project update: As of September 30, 2026, the Company has invested $884.3 million in project execution and committed $1,101 million to cover diverse activities, acquisitions and related contracts. Large-scale earthworks have concluded, and 18.9 million metric tonnes of material have been transferred to the La Tapada stripping deposit. Most work orders for the project’s primary equipment have been issued. Purchase orders for the leaching process have been placed to secure the main equipment— which will be outfitted with cutting-edge technology—as well as secondary equipment and materials.

On the energy supply front, work is advancing at the main electrical sub-stations, and the 220 kV transmission line is in its final stage of construction. In parallel, large-scale earthworks to develop dry and wet areas have been completed. At the project’s main installations, civil work is advancing alongside efforts to assemble metal structures and the main components of the crushing equipment for the primary, secondary, and tertiary crushing circuits (dry area). In the wet area, work to build the solvent extraction (SX) and electrodeposition (EW) facilities, among others, is progressing.

As of September 30, 2026, the Tia Maria project was 49.6% complete. Additionally, 6,817 new jobs had been created, 1,181 of which were filled by local applicants. To the extent possible, the Company intends to cover the estimated 7,000 jobs that will be created during Tia Maria’s construction phase with workers from the Islay province.

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

Project update: This new copper project has obtained the necessary environmental permits. Early site preparation began in September 2026 to develop energy lines and build onsite construction offices. Contracts and studies related to the substation and transmission line are in the works. Basic engineering contracts for the access road, railway spur, substations and power lines have been signed. The EPCM bidding process for SX-EW plant is underway and expected to culminate before year-end. Project construction will commence in the first quarter of 2027, and production is expected to begin in the second half of 2029.

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

Project update: Social and environmental management programs are currently being implemented in the communities within the project’s direct area of influence, in accordance with the Framework Agreement signed for the Development of the Tiaparo Peasant Community and the Los Chancas Mining Project. In addition, measures are being taken to regain control of the project area, which has been threatened by illegal miners. Regaining control is essential if we are to continue developing our Los Chancas project.

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

Project update: The deposit’s Mineral Resource Estimation and Classification report has been developed with geological information obtained from drilling programs and geological models and complies with SEC’s S-K 1300 mining disclosure standards. A conceptual study is underway to determine where a conventional and/or filtered tailings storage facility should be located; hydrological, hydrogeological, and geotechnical studies are also being conducted.

Cuajone Expansion - Moquegua: To maintain or potentially increase production levels, the Company is evaluating expanding the Cuajone operation from its current milling capacity of 90,000 tonnes per day to 120,000 tonnes per day (a 33% increase). The expansion will require additional mining equipment and a new production line at the Cuajone concentrator. Current estimates point to a capital cost of $680 million to produce an average of 55,000 tonnes of copper and 1,400 tonnes of molybdenum per year.

As part of a thoughtful review of the matter, studies are underway to determine the viability of expanding to 150,000 tonnes of milling capacity per day.

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

ENVIRONMENTAL, SOCIAL AND GOVERNANCE (“ESG”) PRACTICES

Our sustainability ratings continue to improve. In its Corporate Sustainability Assessment 2026 (CSA), S&P Global increased SCC’s rating by two points over last year’s print. The Company ranks among the top three performers in the mining sector, with a rating double that of the industry average. Some of SCC’s individual ratings were top-of-class for the sector: i) transparency and reporting, ii) materiality, iii) risk management, iv) business ethics, v) energy, vi) biodiversity, and vii) community relations.

Silver Helmet Award for best safety performance. Four operations in Sonora —lime plant, La Caridad mine, the Minera Mexico’s copper smelter and refinery— were awarded the “Silver Helmet” by the Mexican Mining Chamber (CAMIMEX) for their safety and accident prevention metrics. This is the first time that four operations in Sonora received this award simultaneously, which attests to our teams’ commitment to strengthen preventive practices, safety controls and worker protection.

Participative environmental monitoring in Michiquillay. As part of our commitment to promote stakeholders’ active participation in new project development, the Participative Environmental Committee for the Michiquillay project in Peru completed its third verification of environmental performance in 2026. Community leaders and representatives of private entities sit on this Committee, which has the technical capabilities to collect soil, water and air samples and interpret results. Their participation in project development strengthens actions and measures to prevent or manage impacts on the environment and communities.

Forging Futures program continues to bear fruit in Peru. For the past 14 years, our program “Forjando Futuro” (Forging Futures) has been developing capacities and providing access to local job opportunities in the areas of influence of our operations in Peru and Mexico. Currently, 17% of the jobs on the Tia Maria project are held by locals, who access these opportunities through our onsite offices or in coordination with local contractors. Under this program, we have awarded 700 scholarships to young people to obtain certifications to operate heavy equipment or engage in welding and topography. These efforts strengthen participants’ technical competencies and broaden capacities to successfully insert in the job market.

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

RESULTS OF OPERATIONS

The following highlights key financial results for the three-month and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Statement of Earnings Data	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Net sales	$4,696.6	$3,377.3	$1,319.3	$39.1%	$13,237.0	$9,550.2	$3,686.8	$38.6%
Operating costs and expenses	(1,881.5)	(1,608.5)	(272.9)	17.0%	(5,318.3)	(4,658.9)	(659.4)	14.2%
Operating income	2,815.1	1,768.8	1,046.4	59.2%	7,918.7	4,891.3	3,027.4	61.9%
Non‑operating income (expense)	(35.0)	(44.6)	9.6	(21.6)%	(95.0)	(144.7)	49.7	(34.3)%
Income before income taxes	2,780.1	1,724.1	1,056.0	61.2%	7,823.6	4,746.6	3,077.1	64.8%
Income taxes	(990.9)	(619.7)	(371.2)	59.9%	(2,827.2)	(1,728.4)	(1,098.8)	63.6%
Equity earnings of affiliate	17.8	6.4	11.4	176.3%	67.0	18.5	48.5	261.5%
Net income attributable to non‑controlling interest	(5.2)	(3.3)	(2.0)	59.8%	(14.9)	(9.7)	(5.2)	53.1%
Net income attributable to SCC	$1,801.8	$1,107.6	$694.1	$62.7%	$5,048.6	$3,027.0	$2,021.6	$66.8%

Net sales in the third quarter of 2026 totaled $4,696.6 million, which represented a 39.1% increase compared to the figure for the same period in 2025. This increase was primarily driven by an increase in sales volumes of zinc (+0.8%) and higher prices for copper (LME, +44.4%; COMEX, +34.2%), molybdenum (+35.5%), silver (+58.7%), and zinc (+35.9%), despite a drop in sales volumes of copper (-0.4%), molybdenum (-0.2%), and silver (-12.2%).

Net income attributable to SCC for the third quarter of 2026 reached $1,801.8 million, which represented a 62.7% increase compared to the print for the same period in 2025. This increase was primarily driven by an increase in net sales (+39.1%), which reflected higher metal prices across all our products, while operating costs increased at a considerably lower rate (+17.0%), resulting in a 59.2% increase in operating income.

Net sales in the nine-month period of 2026 increased by 38.6% compared to the print for the same period in 2025. This increase was primarily driven by an increase in sales volumes of zinc (+2.0%) and by higher prices for copper (LME, +40.6%; COMEX, +30.6%), molybdenum (+34.3%), silver (+108.2%), and zinc (+26.2%), despite a reduction in the sales volumes of copper (-2.3%), molybdenum (-5.3%), and silver (-3.6%).

Net income attributable to SCC for the nine-month period of 2026 increased by 66.8% compared to the same period in 2025. This increase was primarily driven by an increase in net sales (+38.6%), which reflected higher metal prices across all our products, while operating costs increased at a considerably lower rate (+14.2%), resulting in a 61.9% increase in operating income.

The table below outlines the average published market metal prices for our metals for the three-month and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Copper price ($per pound—LME)	$6.41	$4.44	44.4%	$6.09	$4.33	40.6%
Copper price ($per pound—COMEX)	$6.48	$4.83	34.2%	$6.15	$4.71	30.6%
Molybdenum price ($per pound)(1)	$32.93	$24.30	35.5%	$29.24	$21.77	34.3%
Zinc price ($per pound—LME)	$1.74	$1.28	35.9%	$1.59	$1.26	26.2%
Silver price ($per ounce—COMEX)	$62.80	$39.56	58.7%	$73.21	$35.16	108.2%
(1)	Platts Metals Week Dealer Oxide

The table below provides our metal sales as a percentage of our total net sales for the three-month and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales as a percentage of total net sales	2026	2025	2026	2025
Copper	73.6%	72.5%	72.2%	74.7%
Molybdenum	12.1%	12.9%	11.3%	11.4%
Silver	7.3%	7.4%	9.4%	6.6%
Zinc	3.6%	3.7%	3.5%	3.8%
Other by‑products	3.4%	3.5%	3.6%	3.5%
Total	100.0%	100.0%	100.0%	100.0%

The table below provides our copper sales by type of product for the three-month and nine-month periods ended September 30, 2026 and 2025. The difference in value between products is the level of processing. At the market price, concentrates take a discount since they require smelting and refining processes, while refined and rod copper receive premiums due to their purity and presentation.

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales (million pounds)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Refined (including SX‑EW)	286.9	209.1	77.8	37.2%	844.0	693.5	150.6	21.7%
Rod	84.8	88.1	(3.3)	(3.8)%	253.6	265.9	(12.3)	(4.6)%
Concentrates and other	142.6	219.4	(76.8)	(35.0)%	414.3	588.2	(174.0)	(29.6)%
Total	514.3	516.5	(2.3)	(0.4)%	1,511.8	1,547.6	(35.7)	(2.3)%

The table below provides our copper sales volume by type of product as a percentage of our total copper sales volume for the three-month and nine-month periods ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
Copper Sales by product type	2026	2025	2026	2025
Refined (including SX‑EW)	55.8%	40.5%	55.8%	44.8%
Rod	16.5%	17.1%	16.8%	17.2%
Concentrates and other	27.7%	42.4%	27.4%	38.0%
Total	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES

The table below summarizes the production cost structure by major components as a percentage of total production cost:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Power	11.6%	11.1%	11.4%	11.7%
Labor	13.6%	13.4%	13.5%	12.6%
Fuel	18.8%	15.1%	17.4%	14.9%
Maintenance	21.8%	24.5%	23.2%	25.2%
Operating material	17.3%	19.0%	17.5%	18.9%
Other	16.9%	17.0%	17.0%	16.7%
Total	100.0%	100.0%	100.0%	100.0%

Third quarter: Operating costs and expenses were $1,881.5 million for the third quarter of 2026, compared to $1,608.5 million for the same period in 2025. The increase of $273.0 million was primarily due to:

Operating cost and expenses for the third quarter of 2025			$1,608.5
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		230.1
	- Fuel	56.8
	- Workers participation	48.0
	- Inventory variance	34.6
	- Solidarity contribution for social and development programs in Sonora, Mexico	28.7
	- Energy costs	17.4
	- Labor expenses	16.2
	- Sales expenses	9.6
	- Leachable material	7.2
	- Other net, partially offset by	33.5
	- Exchange rate variance	(21.9)
•	Increase in depreciation, amortization and depletion expense.		22.6
•	Increase in volume and cost of metals purchased from third parties.		12.2
•	Increase in exploration expense.		5.5
•	Increase in selling, general and administrative expenses.		2.6
Operating cost and expenses for the third quarter of 2026			$1,881.5

Nine months: Operating costs and expenses were $5,318.3 million for the nine-month period of 2026, compared to $4,658.9 million for the same period in 2025. The increase of $659.4 million was primarily due to:

Operating cost and expenses for the nine months of 2025			$4,658.9
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		457.3
	- Fuel	113.4
	- Workers participation	101.2
	- Solidarity contribution for social and development programs in Sonora, Mexico	57.4
	- Labor expenses	56.7
	- Leachable material	36.3
	- Sales expenses	31.5
	- Energy costs	14.4
	- Water costs	9.1
	- Operating contractors	7.8
	- Other net	29.5
•	Increase in volume and cost of metals purchased from third parties.		142.4
•	Increase in depreciation, amortization and depletion expense.		44.3

•	Increase in selling, general and administrative expenses.	9.6
•	Increase in exploration expense.	5.7
Operating cost and expenses for the nine months of 2026		$5,318.3

NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense) represented a net expense of $(35.0) million and $(95.0) million for the three and nine months ended September 30, 2026, compared to a net expense of $(44.6) million and $(144.7) million for the three and nine months ended September 30, 2025, respectively.

Third quarter: The $9.6 million decrease in the expense level was due to:

●	$23.6 million increase in interest income due to higher cash balances, partially offset by,
●	$9.8 million increase in interest expense, net of capitalized interest due to the debt issuance in June 2026, and
●	$4.2 million increase in net miscellaneous expenses.

Nine months: The $49.7 million decrease in the expense level was due to:

●	$26.0 million increase in interest income due to higher cash balances.
●	$25.4 million decrease in net miscellaneous expenses, mainly due to a decrease in expenses related to the disposal of fixed assets at our Mexican operations, and partially offset by,
●	$1.8 million increase in interest expense, net of capitalized interest.

INCOME TAXES

	Nine Months Ended
	September 30,
	2026	2025
Provision for income taxes ($ in millions)	$2,827.2	$1,728.4
Effective income tax rate	36.1%	36.4%

In addition to the income taxes of Peru, Mexico and the United States, the provision for income taxes also includes the mining royalties from Peru and Mexico and the Peruvian special mining tax.

SEGMENT RESULT ANALYSIS

We have three segments: the Peruvian operations, the Mexican open-pit operations and the Mexican underground mining operations.

The table below presents information regarding the volume of our copper sales by segment for the three-month and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
Copper Sales (million pounds)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Peruvian operations	196.8	218.4	(21.6)	(9.9)%	600.7	674.5	(73.8)	(10.9)%
Mexican open‑pit	315.4	297.4	17.9	6.0%	904.5	870.0	34.5	4.0%
Mexican IMMSA unit	7.8	6.9	0.9	12.4%	23.2	20.3	2.9	14.0%
Other and intersegment elimination	(5.7)	(6.2)	0.5	(8.2)%	(16.6)	(17.3)	0.7	(4.2)%
Total copper sales	514.3	516.5	(2.3)	(0.4)%	1,511.8	1,547.6	(35.7)	(2.3)%

The table below presents information regarding the volume of sales by segment of our significant by-products for the three-month and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
By‑product Sales (million pounds, except silver—million ounces)	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Peruvian operations:
Molybdenum contained in concentrate	9.1	8.2	0.9	11.1%	23.6	24.0	(0.4)	(1.5)%
Silver	1.2	1.9	(0.7)	(34.6)%	3.7	5.1	(1.5)	(28.9)%
Mexican open‑pit operations:
Molybdenum contained in concentrate	8.3	9.3	(0.9)	(10.1)%	25.4	27.8	(2.4)	(8.7)%
Zinc	42.6	48.8	(6.1)	(12.5)%	129.6	146.1	(16.5)	(11.3)%
Silver	3.0	3.4	(0.4)	(10.8)%	10.2	9.9	0.3	3.0%
IMMSA unit
Zinc‑refined and in concentrate	47.2	46.0	1.1	2.5%	145.7	140.3	5.5	3.9%
Silver	1.9	1.8	0.1	6.3%	5.4	5.2	0.3	5.0%
Other and intersegment elimination
Silver	(0.7)	(0.8)	0.1	(17.5)%	(2.0)	(2.2)	0.3	(12.8)%
Zinc	(0.8)	(6.4)	5.6	(88.1)%	(3.1)	(19.3)	16.3	(84.0)%
Total by‑product sales
Molybdenum contained in concentrate	17.4	17.4	(0.0)	(0.2)%	49.0	51.8	(2.8)	(5.3)%
Zinc‑refined and in concentrate	89.0	88.4	0.7	0.8%	272.2	267.0	5.2	2.0%
Silver	5.6	6.3	(0.8)	(12.2)%	17.4	18.0	(0.6)	(3.6)%

Peruvian Open-pit Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Net sales	$1,717.2	$1,301.6	$415.6	31.9%	$4,883.0	$3,745.8	$1,137.2	30.4%
Operating costs and expenses	(705.1)	(630.9)	(74.2)	11.8%	(2,011.2)	(1,930.5)	(80.7)	4.2%
Operating income	$1,012.1	$670.7	$341.4	50.9%	$2,871.7	$1,815.3	$1,056.4	58.2%

Net sales in the third quarter of 2026 increased by $415.6 million compared to the figure reported for same period in 2025. This increase was primarily driven by an increase in the sales volumes of molybdenum (+11.1%) and higher prices for copper (LME, +44.4%), molybdenum (+35.5%), and silver (+58.7%); growth in net sales occurred despite a drop in sales volumes of copper (-9.9%) and silver (-34.6%).

Operating costs and expenses were $705.1 million in the third quarter of 2026 compared to $630.9 million in the same period of 2025. The increase of $74.2 million was primarily due to:

Operating costs and expenses for the third quarter of 2025			$630.9
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to:		67.4
	- Fuel	40.2
	- Workers participation	29.3
	- Energy costs	6.0
	- Labor expenses	4.4
	- Other net, partially offset by	6.1
	- Repairing materials, principally heavy equipment spare parts	(12.6)
	- Exchange rate variance	(6.0)
•	Increase in depreciation, amortization and depletion expense.		7.2
•	Increase in exploration expenses.		0.1
Less:
•	Decrease in selling, general and administrative expenses.		(0.6)
Operating costs and expenses for the third quarter of 2026			$705.1

Net sales in the nine-month period of 2026 increased by $1,137.2 million compared to the print for the same period in 2025. This increase was primarily driven by an increase in prices for copper (LME, +40.6%), molybdenum (+34.3%), and silver (+108.2%), and occurred despite a drop in sales volumes of copper (-10.9%), molybdenum (-1.5%) and silver (-28.9%).

Operating costs and expenses were $2,011.2 million for the nine-month period of 2026 compared to $1,930.5 million for the same period in 2025. The increase of $80.7 million was primarily due to:

Operating costs and expenses for the nine months of 2025			$1,930.5
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), mainly attributable to:		81.4
	- Workers participation	88.1
	- Fuel	76.3
	- Labor expenses	19.1
	- Energy costs	11.9
	- Explosives	11.7
	- Other, net, partially offset by	7.0
	- Inventory variance	(55.7)
	- Repairing materials, principally heavy equipment spare parts	(54.0)
	- Exchange rate variance	(16.5)
	- Operating materials	(6.5)
•	Increase in depreciation, amortization and depletion expense.		2.1
•	Increase in selling, general and administrative expenses.		1.5
Less:
•	Decrease in exploration expenses.		(3.5)
•	Decrease in cost of metals purchased from third parties.		(0.9)
Operating costs and expenses for the nine months of 2026			$2,011.2

Mexican Open-pit Operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Net sales	$2,774.7	$1,944.9	$829.8	42.7%	$7,730.1	$5,449.0	$2,281.1	41.9%
Operating costs and expenses	(1,037.0)	(882.0)	(155.0)	17.6%	(2,954.2)	(2,431.7)	(522.4)	21.5%
Operating income	$1,737.7	$1,062.8	$674.8	63.5%	$4,775.9	$3,017.3	$1,758.7	58.3%

Net sales in the third quarter of 2026 increased by $829.8 million compared to the figure reported for the same period of 2025. This increase was primarily driven by an increase in the sales volumes of copper (+6.0%) and higher prices for copper (COMEX, +34.2%), molybdenum (+35.5%), silver (+58.7%) and zinc (+35.9%); net sales were up despite a drop in the sales volumes of molybdenum (-10.1%), silver (-10.8%), and zinc (-12.5%).

Operating costs and expenses were $1,037.0 million for the third quarter of 2026 compared to $882.0 million for the same period of 2025. The increase of $155.0 million was primarily due to:

Operating costs and expenses for the third quarter of 2025			$882.0
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		107.0
	- Solidarity contribution for social and development programs in Sonora, Mexico	28.7
	- Fuel	15.7
	- Leachable material	12.4
	- Energy costs	11.9
	- Workers participation	11.0
	- Labor expenses	8.1
	- Repairing materials, principally heavy equipment spare parts	6.9
	- Inventory variance	4.1
	- Other net, partially offset by	27.4
	- Exchange rate variance	(19.4)
•	Increase in volume and cost of metals purchased from third parties.		26.9
•	Increase in depreciation, amortization and depletion expense.		18.0
•	Increase in selling, general and administrative expenses.		4.0
Less:
•	Decrease in exploration expense.		(0.8)
Operating costs and expenses for the third quarter of 2026			$1,037.0

Net sales in the nine-month period of 2026 increased by $2,281.1 million compared to the same period of 2025. This increase was primarily driven by an increase in the sales volumes of copper (+4.0%) and silver (+3.0%) and higher prices for copper (COMEX, +30.6%), molybdenum (+34.3%), silver (+108.2%) and zinc (+26.2%); growth in net sales occurred despite a drop in the sales volumes of molybdenum (-8.7%) and zinc (-11.3%).

Operating costs and expenses were $2,954.2 million for the nine-month period of 2026 compared to $2,431.7 million for the same period in 2025. The increase of $522.4 million was primarily due to:

Operating costs and expenses for the nine months of 2025			$2,431.7
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		301.5
	- Leachable material	61.7
	- Solidarity contribution for social and development programs in Sonora, Mexico	57.4
	- Repairing materials, principally heavy equipment spare parts	36.9
	- Fuel	34.6
	- Sales expenses	25.3
	- Labor expenses	23.9
	- Workers participation	17.1
	- Inventory variance	13.9
	- Other net	30.7
•	Increase in volume and cost of metals purchased from third parties.		163.3
•	Increase in depreciation, amortization and depletion expense.		48.8
•	Increase in selling, general and administrative expenses.		10.2
Less:
•	Decrease in exploration expense.		(1.3)
Operating costs and expenses for the nine months of 2026			$2,954.2

Mexican Underground Operations (IMMSA):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Variance	% Change	2026	2025	Variance	% Change
Net sales	$278.2	$199.8	$78.3	39.2%	$864.6	$534.6	$330.1	61.8%
Operating costs and expenses	(201.9)	(153.5)	(48.3)	31.5%	(559.5)	(452.0)	(107.5)	23.8%
Operating income	$76.3	$46.3	$30.0	64.8%	$305.1	$82.5	$222.6	269.8%

Net sales in the third quarter of 2026 increased by $78.3 million compared to the figure reported for the same period in 2025. This increase was primarily driven by an increase in the sales volumes of copper (+12.4%), silver (+6.3%), and zinc (+2.5%), and higher prices for copper (COMEX, +34.2%), silver (+58.7%), and zinc (+35.9%).

Operating costs and expenses were $201.9 million in the third quarter of 2026 compared to $153.5 million for the same period in 2025. The increase of $48.3 million was primarily due to:

Operating costs and expenses for the third quarter of 2025			$153.5
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		58.9
	- Inventory variance	27.8
	- Exchange rate variance	10.8
	- Workers participation	7.7
	- Labor expenses	3.7
	- Operations contractors	1.9
	- Repairing materials, principally heavy equipment spare parts	1.0
	- Other net	5.8
•	Increase in exploration expense.		2.5
Less:
•	Decrease in volume and cost of metals purchased from third parties.		(11.3)
•	Decrease in selling, general and administrative expenses.		(1.1)
•	Decrease in depreciation, amortization and depletion expense.		(0.6)
Operating costs and expenses for the third quarter of 2026			$201.9

Net sales in the nine-month period of 2026 increased by $330.1 million compared to the figure for the same period in 2025. This increase was primarily driven by an increase in the sales volumes of copper (+14.0%), silver (+5.0%), and zinc (+3.9%), and higher prices for copper (COMEX, +30.6%), silver (+108.2%), and zinc (+26.2%).

Operating costs and expenses were $559.5 million for the nine-month period of 2026 compared to $452.0 million in the same period of 2025. The increase of $107.5 million was primarily due to:

Operating costs and expenses for the nine months of 2025			$452.0
Plus:
•	Increase in other cost of sales (exclusive of depreciation, amortization and depletion), which is mainly attributable to:		76.3
	- Inventory variance	19.9
	- Operations contractors	14.5
	- Labor expenses	13.7
	- Repairing materials, principally heavy equipment spare parts	6.2
	- Sales expenses	5.8
	- Exchange rate variance	4.3
	- Other net	11.8
•	Increase in volume and cost of metals purchased from third parties.		30.5
•	Increase in exploration expense.		3.1
•	Increase in depreciation, amortization and depletion expense.		0.2
Less:
•	Decrease in selling, general and administrative expenses.		(2.6)
Operating costs and expenses for the nine months of 2026			$559.5

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow:

The following table shows the cash flow for the nine-month periods ended September 30, 2026 and 2025 (in millions):

	2026	2025	Variance
Net cash provided by operating activities	$5,907.3	$3,257.8	$2,649.5
Net cash used in investing activities	$(4,015.1)	$(1,233.3)	$(2,781.8)
Net cash used in financing activities	$(1,322.4)	$(1,275.7)	$(46.7)

Net cash provided by operating activities:

The change in net cash from operating activities for the nine-month periods ended September 30, 2026 and 2025 include, in millions, the following significant items:

	2026	2025	Variance	% Change
Net income	$5,063.5	$3,036.7	$2,026.8	66.7%
Depreciation, amortization and depletion	682.1	637.7	44.3	7.0%
(Benefit) provision for deferred income taxes	(92.5)	32.8	(125.3)	(381.8)%
Loss on foreign currency transaction effect	1.1	30.4	(29.3)	(96.3)%
Other adjustments to net income	19.3	(0.9)	20.2	(2,260.8)%
Change in operating assets and liabilities	233.8	(479.0)	712.8	(148.8)%
Net cash provided by operating activities	$5,907.3	$3,257.8	$2,649.5	81.3%

Nine-month period ended September 30, 2026: Net income was $5,063.5 million, which represented approximately 85.7% of the net operating cash flow. Working capital variances provided $233.8 million of cash, primarily reflecting the following:

●	$594.8 million increase in accounts payable and accrued liabilities.
●	$61.6 million net decrease in inventory, primarily driven by a reduction in leachable material inventory.
●	$(395.9) million increase in trade accounts receivable, mainly attributable to higher metal prices during the period.
●	$(26.6) million increase in other operating assets and liabilities, net.

Nine-month period ended September 30, 2025: Net income was $3,036.7 million, which represented approximately 93.2% of the net operating cash flow. The cash flow from operating assets and liabilities dropped by $479.0 million due to the following:

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

Net cash used in investing activities:

Nine-month period ended September 30, 2026: Net cash used in investing activities included $1,380.5 million for capital investments. The capital investments included:

●	$576.5 million of investments at our Mexican operations:
●	$102.7 million for the IMMSA unit,
●	$81.0 million for the tailings deposits of the new concentrator at Buenavista,
●	$56.5 million for land for new projects,
●	$39.0 million for wells and recovered water conduction,
●	$297.8 million for replacement, maintenance expenditures and other projects, and
●	$(0.5) million increase in capital expenditures incurred but not yet paid.

●	$804.0 million of investments at our Peruvian operations:
●	$505.9 million for the Tia Maria project,
●	$14.2 million for the relocation of the leaching crusher at Toquepala,
●	$12.1 million for the relocation of the electrical room and conveyor belt at the Cuajone concentrator,
●	$11.9 million for the new maintenance workshop at the Cuajone concentrator,
●	$10.1 million for the cathode stripping machine at the Ilo refinery,
●	$234.0 million for replacement, maintenance expenditures and other projects,
●	$52.6 million for other minor projects with a budget below $1 million, and
●	$(36.8) million increase in capital expenditures incurred but not yet paid.

Investment activities in the nine-month period of 2026 included $2,634.6 million of net purchase of short-term investments.

Nine-month period ended September 30, 2025: Net cash used in investing activities included $902.7 million for capital investments. The capital investments included:

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

Investment activities in nine-month period of 2025 included $330.6 million of net purchase of short-term investments.

Dividends:

On October 15, 2026, the Board of Directors authorized a quarterly cash dividend of $1.30 per share of common stock and a stock dividend of 0.0106 shares of common stock per share of common stock, payable on November 19, 2026 to shareholders of record at the close of business on November 3, 2026.

In lieu of fractional shares, cash will be distributed to each shareholder who would otherwise have been entitled to receive a fractional share, based on a share price of $197.83, which is the average of the high and low share price on October 15, 2026.

Factoring in both the cash dividend and the equivalent value of the stock dividend (calculated at $2.10 based on the average high and low share price of $197.83 per share on October 15, 2026), the total estimated dividend payment is $3.40 per share.

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

NON-GAAP INFORMATION RECONCILIATION

Operating cash cost: Following is a reconciliation of “Operating Cash Cost” (see page 44) to cost of sales (exclusive of depreciation, amortization and depletion) as reported in our condensed consolidated statement of earnings, in millions of dollars and dollars per pound of copper in the table below:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Cost of sales (exclusive of depreciation, amortization and depletion)	$1,599.1	$3.22	$1,356.8	$2.74	$4,487.4	$3.03	$3,887.7	$2.56
Add:
Selling, general and administrative	36.4	0.07	33.7	0.07	107.5	0.07	97.9	0.07
Sales premiums, net of treatment and refining charges	(74.9)	(0.15)	(51.3)	(0.10)	(168.8)	(0.11)	(122.8)	(0.08)
Less:
Workers’ participation	(164.2)	(0.33)	(116.2)	(0.24)	(421.5)	(0.28)	(320.3)	(0.21)
Cost of metals purchased from third parties	(108.7)	(0.22)	(96.7)	(0.20)	(340.7)	(0.23)	(210.7)	(0.14)
Royalty charge and other, net	(53.6)	(0.11)	(44.4)	(0.09)	(161.2)	(0.11)	(82.2)	(0.05)
Inventory change	(14.0)	(0.03)	20.8	0.04	(17.9)	(0.01)	(18.4)	(0.01)
Operating Cash Cost before by‑product revenues	$1,220.1	$2.46	$1,102.8	$2.23	$3,484.6	$2.35	$3,231.2	$2.13
Add:
By‑product revenues(1)	(1,160.5)	(2.34)	(887.8)	(1.79)	(3,439.4)	(2.32)	(2,291.1)	(1.51)
Net revenue on sale of metal purchased from third parties	(12.4)	(0.03)	(6.9)	(0.01)	(28.3)	(0.02)	(18.1)	(0.01)
Add:
Total by‑product revenues	(1,172.9)	(2.36)	(894.8)	(1.81)	(3,467.7)	(2.34)	(2,309.1)	(1.52)
Operating Cash Cost net of by‑product revenues	$47.2	$0.09	$208.1	$0.42	$17.0	$0.01	$922.1	$0.61
Total pounds of copper produced (in millions) (2)	496.9		495.2		1,483.0		1,517.3

(1)	By-product revenues included in our presentation of operating cash cost contain the following:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
		$ per		$ per		$ per		$ per
	$ millions	pound	$ millions	pound	$ millions	pound	$ millions	pound
Molybdenum	$(570.4)	$(1.15)	$(434.9)	$(0.88)	$(1,491.7)	$(1.01)	$(1,090.1)	$(0.72)
Silver	(309.9)	(0.62)	(228.5)	(0.46)	(1,126.6)	(0.76)	(562.7)	(0.37)
Zinc	(133.3)	(0.27)	(113.5)	(0.23)	(381.1)	(0.26)	(329.4)	(0.22)
Sulfuric Acid	(86.4)	(0.17)	(58.8)	(0.12)	(258.2)	(0.17)	(183.5)	(0.12)
Gold and others	(60.4)	(0.12)	(52.1)	(0.11)	(181.7)	(0.12)	(125.4)	(0.08)
Total	$(1,160.5)	$(2.34)	$(887.8)	$(1.79)	$(3,439.4)	$(2.32)	$(2,291.1)	$(1.51)

(2)	Net of metallurgical losses.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Commodity price risk:

For additional information on metal price sensitivity, refer to “Metal Prices” in Part I, Item 2 of this quarterly report on Form 10-Q for the period ended September 30, 2026.

Foreign currency exchange rate risk:

Our functional currency is the U.S. dollar. Portions of our operating costs are denominated in Peruvian soles and Mexican pesos. Given that our revenues are primarily denominated in U.S. dollars, when inflation or deflation in our Mexican or Peruvian operations is not offset by a change in the exchange rate of the sol or the peso to the dollar, our financial position, results of operations and cash flows could be affected by local cost conversion when expressed in U.S. dollars. In addition, the dollar value of our net monetary assets denominated in soles or pesos can be affected by an exchange rate variance of the sol or the peso, resulting in a re-measurement gain or loss in our financial statements. Recent inflation and exchange rate variances are provided in the table below for the three-month and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Peru:
Peruvian inflation rate	0.5%	(0.1)%	4.3%	1.3%
Initial exchange rate	3.415	3.549	3.386	3.770
Closing exchange rate	3.437	3.476	3.437	3.476
Appreciation/(devaluation)	(0.6)%	2.1%	(1.5)%	7.8%
Mexico:
Mexican inflation rate	0.7%	0.6%	2.1%	2.4%
Initial exchange rate	17.470	18.893	17.967	20.268
Closing exchange rate	17.841	18.383	17.841	18.383
Appreciation/(devaluation)	(2.1)%	2.7%	0.7%	9.3%

Change in monetary position:

Assuming an exchange rate variance of 10% at September 30, 2026, we estimate our net monetary position in Peruvian sol and Mexican peso would increase (decrease) our net earnings as follows:

Effect in net
earnings
($ in millions)
Appreciation of 10% in U.S. dollar vs. Peruvian sol	$27.3
Devaluation of 10% in U.S. dollar vs. Peruvian sol	$(33.4)
Appreciation of 10% in U.S. dollar vs. Mexican peso	$37.0
Devaluation of 10% in U.S. dollar vs. Mexican peso	$(45.3)

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

Short-term Investments:

For additional information on our trading securities and available-for-sale investments, refer to “Short-term Investments” in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended September 30, 2026.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2026, the Company conducted an evaluation under the supervision and with the participation of the Company’s disclosure committee and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2026, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

1.	Recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

2.	Accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Southern Copper Corporation:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Southern Copper Corporation and subsidiaries (the “Company”) as of September 30, 2026, the related condensed consolidated statements of earnings, comprehensive income, cash flows and changes in equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 30, 2026

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

Our operations depend upon information technology systems that may be subject to disruption, damage or failure from different sources, including, without limitation, the installation of malicious software, security breaches, cyber attacks and defects in design. In recent years, cybersecurity incidents have increased in frequency and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Evolving cybersecurity risks, including the use of artificial intelligence (AI) and machine learning by attackers to enable sophisticated attack techniques or methods, as well as risks arising from compromised, misused, or autonomous AI systems, including frontier large language models and AI agents. Advanced AI technologies may increase the speed, scale, and sophistication of cyber-attacks through the exploitation of previously unknown vulnerabilities and the rapid identification and combination of weaknesses and misconfigurations that are increasingly difficult to predict and detect.

We have implemented measures for managing and treating potential risks through an information security management system that conducts ongoing monitoring, and ensures the application of controls that are frequently reviewed and tested (as described in Form 10-K, Item 1-C, Cybersecurity).

Given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to manipulation or improper use of our systems and networks, operational delays, situations that compromise confidential or otherwise protected information, destruction or corruption of data, security breaches, reputational damage and erosion of stakeholder trust, or financial losses from remedial actions, any of which could have a material adverse effect on the cash flows, competitive position, business operations, financial condition, or results of our operations.

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

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Earnings for the three-month and nine-month periods ended September 30, 2026 and 2025; (ii) the Condensed Consolidated Statement of Comprehensive Income for the three-month and nine-month periods ended September 30, 2026 and 2025; (iii) the Condensed Consolidated Balance Sheet as of September 30, 2026 and December 31, 2025; (iv) the Condensed Consolidated Statement of Cash Flows for the three-month and nine-month periods ended September 30, 2026 and 2025; and (v) the Notes to Condensed Consolidated Financial Statements tagged in detail. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN COPPER CORPORATION
(Registrant)

/s/ Leonardo Contreras Lerdo de Tejada
Leonardo Contreras Lerdo de Tejada
Chief Executive Officer

October 30, 2026

/s/ Raul Jacob
Raul Jacob
Vice President, Finance, Treasurer and Chief Financial Officer

October 30, 2026